Form 10-Q
period 1995-01-31
WILEY JOHN & SONS INC
filed 1995-03-10
CIK 107140

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended January 31, 1995     Commission File No. 0-2538

                             OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                OF THE SECURITIES ACT OF 1934
            For the transition period from     to

                   JOHN WILEY & SONS, INC.
   (Exact name of Registrant as specified in its charter)

NEW YORK                                 13-5593032
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

605 THIRD AVENUE, NEW YORK, NY                        10158-0012
(Address of principal executive offices)              Zip Code

Registrant's telephone number, including area code    (212) 850-6000

                       NOT APPLICABLE
    Former name, former address, and former fiscal year,
                if changed since last report

Indicate by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     YES  [X]  NO   [  ]

The number of shares outstanding of each of the Registrant's classes of common stock as of January 31, 1995 were:

           Class A, par value $1.00  -  6,297,043
           Class B, par value $1.00  -  1,648,718

          This is the first of a ten page document

                   JOHN WILEY & SONS, INC.

                            INDEX




PART I - FINANCIAL INFORMATION                                        PAGE NO.

Item 1. Financial Statements.

        Condensed Consolidated Statements of Financial Position - Unaudited
           as of January 31, 1995 and April 30, 1994                         3

        Condensed Consolidated Statements of Income - Unaudited
           for the Nine Months ended January 31, 1995 and 1994               4

        Condensed Consolidated Statements of Cash Flow - Unaudited
           for the Nine Months ended January 31, 1995 and 1994               5

        Notes to Unaudited Condensed Consolidated Financial Statements       6

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             7-8

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                     9

SIGNATURES                                                                  10

                JOHN WILEY & SONS, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - UNAUDITED
                             (In thousands)


                                                    January 31,  April 30,
                                                       1995        1994
                                                     ---------   ---------
Assets
Current Assets
   Cash                                            $    5,591       2,191
   Short-term investments                              73,617      55,266
   Accounts receivable                                 65,441      45,998
   Inventories                                         37,555      37,281
   Deferred income tax benefits                         8,151       9,246
   Prepaid expenses                                     3,004       3,642
                                                     ---------   ---------
      Total Current Assets                            193,359     153,624

Product Development Assets                             22,091      20,433
Property and Equipment                                 19,245      19,623
Intangible Assets                                      49,726      43,701
Other Assets                                            8,203       6,559
                                                     ---------   ---------
      Total Assets                                 $  292,624     243,940
                                                     =========   =========

Liabilities & Shareholders' Equity
Current Liabilities
   Notes payable and current portion of
        long-term debt                             $    7,313       6,079
   Accounts and royalties payable                      40,463      25,619
   Deferred subscription revenues                      76,180      56,420
   Accrued income taxes                                 7,218       4,607
   Other accrued liabilities                           27,528      25,840
                                                     ---------   ---------
      Total Current Liabilities                       158,702     118,565

Long-Term Debt                                         20,000      26,000
Other Long-Term Liabilities                            13,580      12,953
Deferred Income Taxes                                   3,696       4,092

Shareholders' Equity                                   96,646      82,330
                                                     ---------   ---------
      Total Liabilities & Shareholders' Equity     $  292,624     243,940
                                                     =========   =========

             The accompanying Notes are an integral part of the
                 condensed consolidated financial statements.

                   JOHN WILEY & SONS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                  (In thousands except per share information)

                                             Three Months             Nine Months
                                            Ended January 31,       Ended January 31,
                                         ---------------------   ---------------------
                                            1995        1994        1995        1994
                                         ---------   ---------   ---------   ---------
Revenues                               $   91,930      79,480     251,275     221,770

Costs and Expenses
   Cost of sales                           32,530      27,428      85,174      75,292
   Operating and administrative expenses   48,285      43,180     136,674     122,613
   Amortization of intangibles                875       1,594       3,085       4,376
                                         ---------   ---------   ---------   ---------
   Total Costs and Expenses                81,690      72,202     224,933     202,281
                                         ---------   ---------   ---------   ---------
Unusual Items - Income (Charge)                 -      (1,901)          -         174
                                         ---------   ---------   ---------   ---------
Operating Income                           10,240       5,377      26,342      19,663

Interest Income and Other                     489         527       1,137       1,241
Interest Expense                             (689)       (769)     (2,190)     (2,758)
                                         ---------   ---------   ---------   ---------
Interest Income (Expense) - Net              (200)       (242)     (1,053)     (1,517)
                                         ---------   ---------   ---------   ---------
Income Before Taxes                        10,040       5,135      25,289      18,146
Provision For Income Taxes                  3,510       1,632       9,610       6,796
                                         ---------   ---------   ---------   ---------
Net Income                             $    6,530       3,503      15,679      11,350
                                         =========   =========   =========   =========

Net Income Per Share
   Primary                             $     0.80        0.44        1.93        1.43
   Fully Diluted                       $     0.80        0.44        1.92        1.42

Cash Dividends Per Share
   Class A Common                      $   0.1550      0.1375      0.4650      0.4125
   Class B Common                      $   0.1375      0.1225      0.4125      0.3675
Average Shares
   Primary                                  8,152       8,048       8,133       7,914
   Fully Diluted                            8,189       8,084       8,180       8,018

                   The accompanying Notes are an integral part of the
                        condensed consolidated financial statements.

                  JOHN WILEY & SONS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED
                              (In thousands)

                                                         Nine Months
                                                       Ended January 31,
                                                     ---------------------
                                                       1995        1994
                                                     ---------   ---------
  Operating Activities
     Net Income                                    $   15,679      11,350
     Non-cash items                                    34,825      33,683
     Net change in operating assets and liabilities     4,497       2,597
                                                     ---------   ---------
     Cash Provided by Operating Activities             55,001      47,630
                                                     ---------   ---------
  Investing Activities
     Additions to product development assets          (13,894)    (12,105)
     Additions to property and equipment               (4,291)     (4,480)
     Acquisition of publishing assets                  (7,424)     (5,332)
     Proceeds from sale of publishing lines                 -       9,210
                                                     ---------   ---------
     Cash Used for Investing Activities               (25,609)    (12,707)
                                                     ---------   ---------
  Financing Activities
     Repayment of long-term debt                       (6,000)     (4,000)
     Net borrowings of short-term debt                  1,209          84
     Cash dividends                                    (3,591)     (3,119)
     Proceeds from exercise of stock options              273       2,082
                                                     ---------   ---------
     Cash Used for Financing Activities                (8,109)     (4,953)
                                                     ---------   ---------
  Effects of Exchange Rate Changes on Cash                468        (664)
                                                     ---------   ---------
Cash and Short-Term Investments

     Increase for Period                               21,751      29,306
     Balance at Beginning of Period                    57,457      46,315
                                                     ---------   ---------
     Balance at End of Period                      $   79,208      75,621
                                                     =========   =========
Cash Paid During the Period for

     Interest                                      $    3,102       3,629
     Income taxes                                  $    7,460       3,464

              The accompanying Notes are an integral part of the
                  condensed consolidated financial statements.

          JOHN WILEY & SONS, INC., AND SUBSIDIARIES
                     NOTES TO UNAUDITED
         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      JANUARY 31, 1995

1.In  the  opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated  financial position as of  January  31,  1995 and April 30, 1994, and results of operations and cash flows for the periods ended January 31, 1995 and 1994. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 1994.

2.The  results  for the nine months ended January  31,  1995 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the current period's presentation.

3.Income  per share is determined by dividing income by  the weighted average number of common shares outstanding and common stock equivalents resulting from the assumed exercise of outstanding dilutive stock options and other stock awards, less shares assumed to be repurchased with the related proceeds at the average market price for the period for primary earnings per share, and at the higher of the average or end of period market price for fully diluted earnings per share.

4.Inventories were as follows:
                          January 31, 1995      April 30, 1994
                                       (Thousands)
     Finished Goods            $30,115             $31,536
     Work-in-process             5,772               6,795
     Paper, cloth and other      5,347               1,539
                               --------            -------
                                41,234              39,870
     LIFO reserve               (3,679)             (2,589)
                               --------            --------
     Total inventories         $37,555             $37,281
                               ========            ========

5.Net  income for the third quarter of the prior fiscal year included an unusual charge of $1.9 million pre-tax, or $1.1 million after taxes, equal to $.13 per share relating primarily to the restructuring and consolidation of certain distribution and information technology support functions. Net income for the prior fiscal year-to-date also includes an unusual gain recorded in the second quarter of $2.1 million pre-tax, or $1.3 million after taxes, equal to $.16 per share, relating primarily to the divestiture of the company's Canadian high school and Australian primary school publishing lines. The net effect of these unusual items amounted to a gain of $.2 million, or $.03 per share in the prior fiscal year-to-date.

          JOHN WILEY & SONS, INC., AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      JANUARY 31, 1995



FINANCIAL CONDITION
  Operating activities for the first nine months of fiscal 1995 provided $55.0 million of cash, or $7.4 million more than the prior year's comparable period. The increase was primarily attributable to higher earnings and journal receipts. The generation of cash during this period is consistent with the seasonality of the journal subscription receipts cycle which occurs, for the most part, in the third quarter of the fiscal year.

  Investing activities used $25.6 million during the current period, or $12.9 million more than the prior year. The increase was primarily due to the $9.2 million of proceeds received in the prior year on the divestiture of certain publishing lines as discussed in Note 5. Investing activities in the current year include $7.4 million for the following acquisitions: Houghton Mifflin's college engineering list; ValuSource, which produces specialized business valuation software for accountants, entrepreneurs, and corporations; and the publishing business of Executive Enterprises, Inc. consisting of books, journals and newsletters for environmental management, accounting, law and human resource professionals.

  Financing activities primarily reflect dividends and the scheduled repayment of long-term debt.

RESULTS OF OPERATIONS
THIRD QUARTER ENDED JANUARY 31, 1995
  Revenues for the third quarter advanced 16% to $91.9 million compared with $79.5 million in the prior year. Operating income for the current quarter was $10.2 million, or a 40% increase, compared with $7.3 million excluding the unusual charge in the prior year. Net income advanced 42% for the quarter, excluding the unusual charge.

  The improvement in revenues and operating income was primarily attributable to strong performances in the Company's professional and trade book lines and in its scientific, technical and medical publishing program. The college division also reflected improvement over the prior year as it continued to gain market share. Revenue gains were also noteworthy in the Company's European and Asian operations.

  Cost of sales as a percentage of revenues was 35.4% for the third quarter of the current year compared with 34.5% in the prior year, reflecting increased paper costs. Operating expenses as a percentage of revenues decreased from 54.3% in the prior year to 52.5% primarily due to the containment of support expenses.

  Interest expense declined due to the reduction in debt outstanding.
                            - 7 -

RESULTS OF OPERATIONS
NINE MONTHS ENDED JANUARY 31, 1995
  Revenues for the first nine months of fiscal 1995 were $251.3 million, or 13% ahead of the $221.8 million in the comparable prior year period. Operating income was $26.3 million, or 34% above the $19.7 million of the prior year period. Net income was $15.7 million, an increase of $4.3 million, or 38% over the prior year. The improvements in revenues and income for the period are attributable to the same factors noted in the results of operations for the third quarter.

  For  the  year-to-date, cost of sales as a  percentage  of
  revenues  was approximately 34% in both years.   Operating
  expenses declined from 55.3% to 54.4% of revenues due to the containment of support expenses.

  The effective tax rate was approximately 38% in both years.

PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended January 31, 1995.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   JOHN WILEY & SONS, INC.
                                   Registrant


                                   By/s/ Charles R. Ellis
                                         -----------------
                                         Charles R. Ellis
                                         President and
                                         Chief Executive Officer




                                   By/s/ Robert D. Wilder
                                         -----------------
                                         Robert D. Wilder
                                         Senior Vice President and
                                         Chief Financial Officer













Dated:  March 10, 1995