Form 10-K
period 1995-04-30
WILEY JOHN & SONS INC
filed 1995-07-24
CIK 107140

                            FORM  10-K
                 SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC  20549

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:    April 30, 1995
                                 OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the transition period from ___________ to ______________

Commission file number          1-11507

                       JOHN WILEY & SONS, INC.

      (Exact name of Registrant as specified in its charter)

NEW YORK                                        13-5593032
State or other jurisdiction of                  I.R.S. Employer
incorporation or organization                   identification No.

605 Third Avenue, New York, NY                  10158-0012
Address of principal executive offices          Zip Code
offices

Registrant's telephone number                   (212) 850-6000
    including area code

           Securities registered pursuant to Section

                       12(b) of the Act:
        Class A Common Stock, par value $1.00 per share

                        Title of Class

          Class B Common Stock, par value $1.00 per share
                        Title of Class

    Securities registered pursuant to Section 12(g) of the Act:
                             None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements  for the past 90 days.  Yes   X    No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

     The number of shares outstanding of the Registrant's Class A and Class B Common Stock, par value $1.00 per share as of May 31, 1995, was 6,314,492 and 1,646,150 respectively, and the aggregate market value of such shares of Common Stock held by non-affiliates of the Registrant as of such date was $359,982,873 based upon the market price of $57 per share of Class A and Class B Common Stock.

            DOCUMENTS INCORPORATED BY REFERENCE
     The Registrant's Definitive proxy Statement to be filed with the Commission on or about August 8, 1995 for the Annual Meeting of Shareholders to be held on September 21, 1995, (the "1995 Proxy Statement") is, to the extent noted below, incorporated by reference in Part III.

                             PART I
Item 1.   Business

      The Company is a New York corporation incorporated on January 15, 1904. (As used herein the term "Company" means John
Wiley & Sons, Inc., and its subsidiaries and affiliated companies, unless the context indicates otherwise).

      The Company operates in one business segment, namely
publishing, which  develops,  publishes,  and  markets  products in  print and electronic  formats including textbooks, professional  and
reference works,   consumer   books,  journals,  and  other
subscription-based products, for the educational, scientific, technical, professional and trade markets in the United States and internationally.

      Textbooks are produced primarily for use in formal instruction in the college and university markets, as well as the secondary school market in Australia, while professional and reference books, encyclopedias, dictionaries, and periodicals are intended primarily for practicing and research professionals and for libraries. Some of these, as well as nonfiction consumer publications, are also marketed to the
general  public.   In addition,  the  Company  markets  and
distributes books from other publishers. The Company also develops and markets electronic versions of certain of its print products, as well as computer software and electronic data bases for educational use and professional research and training. Book publications are primarily in the areas of pure and applied science, engineering, architecture, the social sciences, biomedicine, accounting, law, computer science and business administration. Journal publications are primarily in the scientific and technical, and biomedical research areas.

      In fiscal 1995, the Company acquired the publishing
business of Executive  Enterprises,  Inc.,  consisting  of
books,  journals and newsletters for environmental management,
accounting, law  and human resource   professionals;  ValuSource,
which produces specialized business valuation software for accountants, entrepreneurs and corporations; the college engineering list of Houghton Mifflin; the book publishing program of Oliver Wight Publications, Inc. consisting of general management and manufacturing/quality titles; and the OS/2 computer-book list of Van Nostrand Reinhold. Early in fiscal 1996, the Company entered into an agreement in principle to acquire Preservation
Press  consisting  of architectural  heritage   books, technical
preservation guides and children's architecture books.

    The company is on the Internet with a World Wide Web site located at http://www.wiley.com.

Domestic Publishing Operations

    Adopted  textbooks (i.e., textbooks prescribed for course
use) are sold primarily to bookstores serving educational institutions in the United States (i.e., college bookstores). The Company
employs college   sales   representatives  who  call  upon
faculty members responsible for selecting books to be used in courses, and upon  the college  bookstores which serve such
institutions and their students. Approximately   3,000  college
bookstores  are active   customers. Textbook sales are generally
made on a fully returnable basis.

     The textbook business is seasonal with the majority of
textbook sales occurring  during  June through August  and  November through
January.   Significant  amounts of inventory are  acquired  prior
to those periods in order to meet customer delivery requirements.
There is an active used textbook market which negatively affects the sales of new textbooks.

      Professional and consumer book sales consist of sales to trade bookstores serving the general public, to wholesalers who supply such bookstores, to certain college bookstores for their non-textbook requirements, to individual professional
practitioners,  and   to research   institutions,   jobbers,
libraries   (including   public, professional,  academic,  and
other special libraries), industrial organizations, and governmental agencies. The Company employs sales representatives who call upon independent bookstores, along with national and regional chain bookstores, wholesalers and
jobbers  in the  United States.   Trade  sales to  bookstores,
wholesalers and jobbers are generally made on a fully returnable basis.

     Sales of professional and consumer books also result from
direct mail  campaigns,  telemarketing,  and  advertising  and
reviews   in periodicals. The mailings and advertising are intended
to promote sales through bookstores and jobbers, as well as to solicit sales directly.

      Journal subscriptions result primarily from direct mail and other advertising and promotional campaigns, renewals which are solicited annually either directly or by companies commonly referred to as independent subscription agents, and memberships in the professional societies for those journals that are sponsored by such societies.

      The Company also receives licensing revenues from photocopies and electronic reproductions of journal articles and other materials.

       Domestic   publishing  products,  other  than  journals,
are distributed from a Company operated warehouse located in Somerset, New Jersey. Journals are mailed to subscribers directly from the independent printers.

International Publishing Operations

   The Company's publications are sold throughout most of the world through subsidiaries located in Europe, Canada, Australia, and Asia, or through agents, or directly from New York.
These subsidiaries market their own indigenous publications, as well as publications produced by the domestic operations and other subsidiaries and affiliates.

      The Export Sales Department in New York markets the Company's publications through agents as well as foreign sales representatives in countries not served by a foreign subsidiary. The International Rights Department sells foreign reprint and translations rights. The Company publishes, or licenses others to publish, its products which are distributed throughout the world in 40 foreign languages.

  Approximately 40% of the Company's fiscal 1995 revenues were derived from non-U.S. markets.

Publishing Procedures

      The Company usually enters into agreements with authors which state the terms and conditions under which the respective authors' materials will be published and under which other related rights may be exercised, the name in which the copyright will be registered, the basis for any royalties, and other matters. The Company continues to add new titles, revise existing titles, and discontinue the sale of others in the normal course of its business.

      Most of the authors of the books and other products published are compensated by royalties which vary with the nature of the product and its anticipated sales potential. In general, royalties for textbooks and consumer books are higher than royalties for research and reference works. The Company makes advances against future royalties to authors of certain of its publications.

      Materials for publication are obtained from authors throughout most of the world through the efforts of an editorial staff, outside editorial advisors, and advisory boards. Most materials originate with their authors, but many are prepared as a result of suggestions or solicitations by editors or advisors. The Company's general practice is to revise its basic textbooks every three to five years, if
warranted,   and   to  revise  other  titles   as   appropriate.
Approximately 35% of the Company's fiscal 1995 domestic book publishing revenues were from titles published or revised in that fiscal year. Subscription-based products, other than journals, are updated more frequently on a regular schedule.

      Most journals are owned by the Company, in which case they may or may not be sponsored by a professional society. Some are owned by such societies and published by the Company under an agreement. Societies which sponsor or own such journals generally receive a royalty and/or other consideration which varies with the nature of the relationship. The Company usually enters into agreements with the editors of journals which state the duties of the editors, and the fees and expenses for their services. Contributions of journal articles transfer publication rights to the Company or professional society, as applicable. Journal revenues represented approximately 29% of the Company's fiscal 1995 revenues.

     The Company's publishing business is not dependent upon a single customer, the loss of whom could have a material adverse effect. Approximately 90% of the Company's journal subscription business is sourced through independent subscription  agents, and  represents approximately  25% of total
consolidated revenues. These  companies facilitate   the  journal
ordering  process  by consolidating
the subscription   orders/billings  of  each  subscriber.    Monies
are collected in advance from subscribers by the subscription agents and are remitted to the journal publishers, including the Company, generally prior to the commencement of the
subscription.   Cash receipts  from  subscription agents are
highly  dependent  on  their financial  position and liquidity.
No one agent accounts for more than 6% of total consolidated revenues.

      The Company performs marketing and distribution services for other publishers under agency arrangements. It also engages in copublishing of titles with foreign publishers and in publication of adaptations of works from other publishers for particular markets.

    Like most other publishers, the Company generally contracts with independent printers and binderies for their services. The Company purchases its paper from printers and from independent suppliers. Paper prices have increased steadily over the past year. The Company believes that adequate printing and binding facilities, and sources of paper and other required materials are available to it, and that it is not dependent upon any single supplier.

     The Company produces electronic versions of some of its products including software, video, CD-ROM, and through on-line services. Approximately 170 products are available in electronic formats. The Company believes that the demand for new electronic technology products will increase steadily. Accordingly, to properly service its customers and to remain competitive, the Company anticipates it will be necessary to increase its expenditures related to such new technologies over the next several years.

Copyrights, Patents, Trademarks, and Environment

     Substantially all of the Company's publications are protected by copyright, either in its own name, in the name of the author of the work, or in the name of the sponsoring professional society. Such copyrights protect the Company's exclusive right to publish the work in the United States and in many countries abroad for specified periods: in most cases the author's life plus 50 years, but in any event a minimum of 28 years for works published prior to 1978 and 35 years for works published thereafter.

     The Company does not own any other material patents, franchises, or concessions, but does have registered trademarks and service marks in connection with its publishing businesses. The Company's operations are generally not affected by environmental legislation.

Competition Within the Publishing Industry

      The sectors of the publishing industry in which the Company is engaged are highly competitive. The principal competitive criteria for the publishing industry are believed to be product quality, suitability of format and subject matter, author reputation, price, timely availability of both new titles and revisions of existing texts and, for textbooks and certain trade books, timely delivery of products to retail
outlets.  Recent years have seen a consolidation trend   within
the publishing industry, with several publishing companies having been acquired by larger publishers and other companies.

      Based upon currently available industry statistics, the Company believes that of books published and sold in the United States, it accounts for approximately 3% of the total sales of such university and college textbooks, and approximately 3% of the total sales of such professional books.

   The Company knows of no reliable industry statistics which would enable it to determine its share of the various foreign markets in which its operates. The Company believes that the percentage of its total book publishing sales in markets outside the United States is higher than that of most of the United States publishers. The Company also believes it is one of the four largest publishers of scientific and technical journals worldwide, and one of the two largest such domestic publishers, and one of the four largest publishers of university and college textbooks for the "hardside" disciplines, i.e. engineering, sciences and mathematics.

Employees

    As  of April 30, 1995, the Company employed approximately
1,770 persons on a full-time basis worldwide, none of whom are unionized. Management considers relations with its employees to be generally satisfactory.

Financial Information About Industry Segments

      The note entitled - "Segment Information" of the Notes to Consolidated Financial Statements listed in the attached index is incorporated herein by reference.

Financial Information about Foreign and
Domestic Operations and Export Sales

   The note entitled - "Segment Information" of the Notes to Consolidated Financial Statements listed in the attached index is incorporated herein by reference.

Executive Officers
    Set forth below are the names and ages of all executive officers of the Company, the period during which they have been officers, and the offices presently held by each of them.

 Name and Age           Officer                Present Office
                         Since
Bradford Wiley II         1993     Chairman of the Board since January 1993
      54                           and a Director (previously Editor,
                                   College Division)

Charles R. Ellis          1988     President and Chief Executive Officer
     60                            and a Director since June 1990
                                  (previously Executive Vice
                                   President/Group President
                                   Publishing)

Stephen A. Kippur         1986     Senior Vice President, Professional,
      48                           Reference & Trade Publishing Group since
                                   July 1990 (previously Group Vice
                                   President, Professional & Trade)

William J. Pesce          1989     Senior Vice President, Educational
      44                           Publishing Group since July 1990
                                   (previously Group Vice President,
                                   Educational Group)

Richard S. Rudick         1978     Senior Vice President, General Counsel
       56                          since June 1989 (previously Vice
                                   President, General Counsel and
                                   Secretary)

Robert D. Wilder          1986     Senior Vice President, Chief Financial
     47                            Officer since June 1990 (previously Vice
                                   President, Publishing Financial &
                                   Administrative Services)

William Arlington         1990     Vice President, Human Resources since
      46                           June 1990 (previously Director, Human
                                   Resources, Publishing Group)


Peter W. Clifford         1989     Vice President, Finance and Controller
      49                           since November 1991 (previously Vice
                                   President, Controller)


Deborah E. Wiley          1982     Vice President and Director of Corporate
      49                           Communications since June 1994 and a
                                   Director (previously Vice Chairman
                                   of the Board)

    Each of the officers listed above will serve until the next organizational meeting of the Board of Directors of the Company and until each of the respective successors is duly elected and qualified. Deborah E. Wiley is the sister of Bradford Wiley II. There is no other family relationship among any of the aforementioned individuals.

Item 2.   Properties
    The Company's publishing businesses occupy office, warehouse, and distribution centers in various parts of the world, as listed below (excluding those locations with less than 10,000 square feet of floor area, none of which is considered material property).

Location        Purpose     Approx. Sq.  Lease Expiration
                                  Ft.            Date
Leased-
Domestic:

New York,      Executive and    230,000          2003
New York       Editorial
               Offices

Somerset,      Distribution     170,000          1998
New Jersey     Center and
               Office

Somerset,      Warehouse         50,000          2000
New Jersey

Colorado       Office            15,000          2000
Springs,
Colorado

Leased-
Foreign:
Brisbane,      Office            16,000          1998
Australia      Warehouse         26,000          1996

Toronto,       Office            14,000          2001
Canada         Warehouse         41,000          1996

Chichester,    Office            52,000          2009
England        Warehouse         70,000          2012

Singapore      Office            53,000          1997
               and Warehouse

      All of the buildings and the equipment owned or leased are believed to be in good condition and are generally fully utilized. The Company considers its facilities overall to be adequate for its present and near-term anticipated needs.

Item 3.   Legal Proceedings
      The Company is involved in routine litigation in the ordinary course of its business. In the opinion of management, the ultimate resolution of all pending litigation will not have a material effect upon the financial condition or results of operations of the Company.

Item 4.   Submission of Matters to a
          Vote of Security Holders
      No matters were submitted to the Company's security holders during the last quarter of the fiscal year ended April, 30, 1995.
                             PART II

Item 5.   Market for the Company's Common
          Equity and Related Stockholder Matters
       The  Quarterly Share Prices, Dividends and Related
Stockholder Matters listed in the attached index are incorporated herein by reference.

Item 6.   Selected Financial Data
      The Selected Financial Data listed in the attached index is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
      Management's Discussion and Analysis of Financial
Condition and Results of Operations listed in the attached index is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data
      The financial statements and supplementary data listed in the attached index are incorporated herein by reference.

Item 9.   Changes in and Disagreements with
          Accountants on Accounting and Financial Disclosure

     None.
                            PART III
Item 10.  Directors and Executive Officers
      The information regarding the Board of Directors on pages 3 to 11 of the 1995 Proxy Statement is incorporated herein by reference, and information regarding Executive Officers appears in Part I of this report.

Item 11.  Executive Compensation
     The information on pages 11 to 18 of the 1995 Proxy
Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management
      The information on pages 2 to 9 of the 1995 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
     The information on pages 11 to 18 of the 1995 Proxy
Statement is incorporated herein by reference.

                             PART IV
Item 14.    Exhibits, Financial Statement
            Schedules and Reports on Form 8-K
(a)    Financial Statements and Schedules
  (1)  List of Financial Statements filed.
       The financial statements listed in the attached index are filed as part of this Report.

  (2)  List of Financial Statement Schedules filed.
       The financial statement schedules listed in the attached index are filed as part of this Report.

(b)    Reports on Form 8-K.
       The Company filed a Form 8-K on April 28, 1995 related to the prepayment of the remaining balance of its 10.31% Notes in the amount of $26 million.

(c)    Exhibits

3.1 Restated Certificate of Incorporation (incorporated by reference to the Company's report of Form 10-K for the year ended April 30, 1992).

3.2    Restated By-Laws as of July 1994.

4.1 Form of agreement between the Company and certain employees restricting transfer of Class B Common Stock
        (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended January 31, 1986).

10.1    Credit Agreement dated as of March 30, 1995 among the
        Company, Morgan Guaranty Trust Company of New York,
        Chemical Bank, Corestates Bank, N.A., and Morgan
        Guaranty Trust Company of New York, as Agent.

10.2 1991 Key Employee Stock Plan (incorporated by reference to the Company's Definitive Proxy Statement dated August 8, 1991).

10.3   1982 and 1987 Incentive Stock Option and Performance Stock
       Plans (incorporated by reference to the Company's
       Definitive Proxy Statements dated July 30, 1982 and August
       10, 1987).

10.4 Amendment to 1982 Stock Option and Performance Stock Plan dated as of September 19, 1985 (incorporated by reference to the Company's Report on Form 8-K dated as of September 19, 1985).

10.5   Amendment to 1982 Incentive Stock Option and Performance
       Stock Plan dated as of March 2, 1989 (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1989).

10.6   Amendment to 1987 Incentive Stock Option and Performance
       Stock Plan dated as of March 2, 1989
       (incorporated by reference to the Company's
       Report on 10-K for the year ended April 30, 1989).

10.7   1990 Director Stock Plan (incorporated by reference to the
       Company's Definitive Proxy Statement dated August 7, 1990).

10.8 1989 Supplemental Executive Retirement Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1989).

10.9 Agreement of Lease dated as of May 16, 1985 between Fisher 40th & 3rd Company and Hawaiian Realty, Inc.,
       Landlord, and the Company, Tenant (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1985).

10.10 Form of the Fiscal Year 1995 Executive Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1994).

10.11 Form of the Fiscal Year 1995 Executive Annual Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1994).

10.12  Form of the Fiscal Year 1996 Executive Annual Incentive Plan.

10.13  Form  of  the Fiscal Year 1996 Executive Long-Term  Incentive Plan.

10.14 Senior Executive Employment Agreement amended as of March 29, 1995 between Charles R. Ellis and the Company.

10.15  Restricted Stock Award Agreement dated as of  June  23,  1994
       between   Charles  R.  Ellis  and  the  Company.
       (incorporated by reference   to   the   Company's  Report  on
       Form   10-Q for the quarterly period ended July 31, 1994).

10.16  Senior Executive Employment Agreement dated as of
       July 1, 1994 between Stephen A. Kippur and the
       Company. (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31, 1994).

10.17  Amendment  No.  1  to  Stephen A. Kippur's  Senior  Executive
       Employment   Agreement.   (incorporated   by   reference  to
       the Company's Report on Form 10-Q for the quarterly period ended July 31, 1994).

10.18 Restricted Stock Award Agreement dated as of June 23, 1994 between Stephen A. Kippur and the Company. (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31, 1994).

10.19  Senior Executive Employment Agreement dated as of July 1,
       1994 between William J. Pesce and the Company.
       (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31, 1994).

10.20  Amendment No. 1 to William J. Pesce's Senior Executive
       Employment Agreement. (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31, 1994).

10.21  Restricted Stock Award Agreement dated as of  June  23, 1994
       between   William   J.  Pesce  and  the  Company.
       (incorporated by reference   to   the   Company's  Report  on
       Form 10-Q for the quarterly period ended July 31, 1994).

10.22  Senior Executive Employment Agreement dated as of
       July 1, 1994 between Robert D. Wilder and the Company. (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31, 1994).

10.23  Amendment No. 1 to Robert D. Wilder's Senior Executive
       Employment Agreement. (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31, 1994).

10.24  Restricted Stock Award Agreement dated as of  June 23, 1994
       between   Robert   D.  Wilder  and  the  Company.
       (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31, 1994).

10.25  Agreement  dated as of January 1, 1993  between  W.  Bradford
       Wiley,   a   former  Director,  and  the  Company
       (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1993).

13-P Annual Report to Shareholders for Fiscal Year Ended April 30, 1995 (to be filed by amendment on or about July 26, 1995).

22    List of Subsidiaries of the Company.

24 Consent of Independent Public Accountants (included in this report as listed in the attached index).

27    Financial Data Schedule.

              JOHN WILEY & SONS, INC. AND SUBSIDIARIES
     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

     The following financial statements and information
                 are filed as part of this Report:



Report of Independent Public Accountants and
Consent of Independent Public Accountants

Consolidated Statements of Financial Position as of April 30, 1995 and 1994

Consolidated Statements of Income and Retained Earnings for the years ended April 30, 1995, 1994 and 1993

Consolidated Statements of Cash Flows for the years ended April 30, 1995, 1994 and 1993

Notes to Consolidated Financial Statements

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results by Quarter (Unaudited)

Quarterly Share Prices, Dividends and Related
Stockholders Matters

Selected Financial Data

Schedule II - Valuation and Qualifying Accounts


      Other schedules are omitted because of absence of conditions under which they apply or because the information required is included in the Notes to the Consolidated Financial Statements.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Board of Directors and the Shareholders of John Wiley & Sons, Inc.:

      We  have  audited the accompanying consolidated  statements
of financial  position  of  John  Wiley  &  Sons,  Inc.  (a   New
York corporation), and subsidiaries as of April 30, 1995 and
1994, and the related  consolidated statements of income and retained earnings  and cash flows for each of the three years in
the period ended April  30, 1995.   These financial statements
and the schedule referred to below aret the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material
misstatement.   An audit  includes examining,  on  a  test basis,
evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial
statement  presentation.   We believe  that  our  audits  provide
a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of John Wiley & Sons, Inc., and subsidiaries as of April 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1995 in conformity with generally accepted accounting principles.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements and Schedules is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
New York, New York
June 7, 1995

            CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

      As independent public accountants, we hereby consent to the incorporation of our report included in the John Wiley & Sons, Inc. Form 10-K for the year ended April 30, 1995, into the Company's previously filed Registration Statement File Nos. 3360268, 2-65296, 2-95104 and 33-29372.

ARTHUR ANDERSEN LLP
New York, New York
July 18, 1995

                  CONSOLIDATED  STATEMENTS  OF  FINANCIAL  POSITION

                                                                         April 30
                                                                    -----------------
John Wiley & Sons, Inc. and Subsidiaries   Dollars in thousands       1995      1994
=====================================================================================
Assets
Current Assets
   Cash and cash equivalents.......................................$ 34,410 $  57,457
   Accounts receivable.............................................  52,562    45,998
   Inventories.....................................................  41,535    37,281
   Deferred income tax benefits....................................   8,004     9,246
   Prepaid expenses................................................   4,680     3,642
                                                                    -----------------
   Total Current Assets............................................ 141,191   153,624
                                                                    -----------------
Product Development Assets.......................................... 24,509    20,433
Property and Equipment.............................................. 21,244    19,623
Intangible Assets................................................... 53,351    43,701
Other Assets........................................................  7,186     6,559
                                                                    -----------------
   Total Assets....................................................$247,481 $ 243,940
                                                                    =================

Liabilities and Shareholders' Equity
Current Liabilities
   Notes payable and current portion of long-term debt.............$    621 $   6,079
   Accounts and royalties payable................................... 34,273    25,619
   Deferred subscription revenues................................... 65,749    56,420
   Accrued income taxes.............................................  4,227     4,607
   Other accrued liabilities........................................ 25,080    25,840
                                                                    -----------------
   Total Current Liabilities........................................129,950   118,565
                                                                    -----------------

Long-Term Debt......................................................      -    26,000
Other Long-Term Liabilities......................................... 13,818    12,953
Deferred Income Taxes...............................................  4,881     4,092

Shareholders' Equity
   Common stock issued
   Class A (8,086,635 and 8,045,212 shares).........................  8,087     8,045
   Class B (2,084,230 and 2,091,002 shares).........................  2,084     2,091
   Additional paid-in capital....................................... 35,616    33,008
   Retained earnings................................................ 87,541    74,024
   Cumulative translation adjustment................................ (2,411)   (3,805)
   Unearned deferred compensation................................... (1,547)        -
                                                                    -----------------
                                                                    129,370   113,363
   Less Treasury shares at cost (Class A-1,775,941 and 1,826,636;
        Class B-435,512 and 434,640)................................(30,538)  (31,033)
                                                                    -----------------
   Total Shareholders' Equity....................................... 98,832    82,330
                                                                    -----------------
   Total Liabilities and Shareholders' Equity......................$247,481 $ 243,940
                                                                    =================

=====================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                CONSOLIDATED STATEMENTS OF INCOME
                                      AND RETAINED EARNINGS


                                                                                   For the years ended April 30
                                                                                   ----------------------------
John Wiley & Sons, Inc. and Subsidiaries Dollars in thousands except per share data  1995      1994      1993
===============================================================================================================
Revenues...........................................................................$331,091 $ 294,289 $ 272,894

Costs and Expenses
   Cost of sales....................................................................113,142    99,683    92,234
   Operating and administrative expenses............................................186,984   170,000   162,422
   Amortization of intangibles......................................................  4,086     5,723     5,222
                                                                                    ---------------------------
   Total Costs and Expenses.........................................................304,212   275,406   259,878
                                                                                    ---------------------------
Operating Income.................................................................... 26,879    18,883    13,016

Interest Income and Other...........................................................  1,768     1,821     1,551
Interest Expense.................................................................... (2,854)   (3,638)   (3,996)
                                                                                    ---------------------------
Interest Income (Expense)-Net....................................................... (1,086)   (1,817)   (2,445)
                                                                                    ---------------------------

Income Before Taxes................................................................. 25,793    17,066    10,571
Provision for Income Taxes..........................................................  7,482     4,949     2,853
                                                                                    ---------------------------

Net Income.......................................................................... 18,311    12,117     7,718
                                                                                    ---------------------------
Retained Earnings at Beginning of Year.............................................. 74,024    66,080    62,468
Cash Dividends
   Class A Common ($.62, $.55 and $.55 per share)...................................  3,885     3,358     3,288
   Class B Common ($.55, $.49 and $.49 per share)...................................    909       815       818
                                                                                    ---------------------------
   Total Dividends..................................................................  4,794     4,173     4,106
                                                                                    ---------------------------

Retained Earnings at End of Year...................................................$ 87,541 $  74,024 $  66,080
                                                                                    ===========================
Income  Per Share


   Primary.........................................................................$   2.25 $    1.52 $    1.00


   Fully Diluted...................................................................$   2.23 $    1.51 $    0.99


===============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    For the years ended April 30
                                                                    ---------------------------
John Wiley & Sons, Inc. and Subsidiaries    Dollars in thousands      1995      1994      1993
===============================================================================================
Operating Activities
Net Income.........................................................$ 18,311 $  12,117 $   7,718
Non-cash Items
   Amortization of intangibles......................................  4,086     5,723     5,222
   Amortization of composition costs................................ 12,285    11,979    10,997
   Depreciation of property and equipment...........................  6,589     6,075     5,266
   Reserves for returns, doubtful accounts and obsolescence.........  4,321     3,679     4,932
   Deferred income taxes............................................  2,094    (1,499)   (1,321)
   Other............................................................  5,155     3,295     3,200
Changes in Operating Assets and Liabilities
   Increase in receivables.......................................... (8,337)  (11,863)   (1,860)
   Decrease (increase) in inventories............................... (3,962)      758    (3,709)
   Increase (decrease) in accounts and royalties payable............  6,951     5,594    (2,019)
   Increase in deferred subscription revenues.......................  7,596     6,132     5,468
   Net change in other operating assets and liabilities............. (3,198)   (2,256)    2,801
                                                                    ---------------------------
   Cash Provided by Operating Activities............................ 51,891    39,734    36,695
                                                                    ---------------------------
Investing Activities
   Additions to product development assets..........................(19,705)  (16,827)  (16,596)
   Additions to property and equipment.............................. (7,876)   (6,504)   (7,072)
   Proceeds from sale of publishing lines...........................      -     9,210     1,900
   Acquisition of publishing assets.................................(12,268)   (8,305)     (416)
                                                                    ---------------------------
   Cash Used for Investing Activities...............................(39,849)  (22,426)  (22,184)
                                                                    ---------------------------
Financing Activities
   Purchase of treasury shares......................................   (212)        -         -
   Repayment of long-term debt......................................(32,000)   (4,000)   (4,000)
   Net borrowings (repayments) of short-term debt...................    522       (21)       33
   Cash dividends................................................... (4,794)   (4,173)   (4,106)
   Proceeds from exercise of stock options..........................    590     2,815     1,157
                                                                    ---------------------------
   Cash Used for Financing Activities...............................(35,894)   (5,379)   (6,916)
                                                                    ---------------------------
   Effects of Exchange Rate Changes on Cash.........................    805      (787)   (1,314)
                                                                    ---------------------------
Cash and Cash Equivalents
   Increase (Decrease) for Year.....................................(23,047)   11,142     6,281
   Balance at Beginning of Year..................................... 57,457    46,315    40,034
                                                                    ---------------------------
   Balance at End of Year..........................................$ 34,410 $  57,457 $  46,315
                                                                    ===========================
Cash Paid During the Year for
   Interest........................................................$  3,807 $   3,674 $   4,092
   Income Taxes....................................................$  6,886 $   3,715 $   3,007


===============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of John Wiley & Sons, Inc., and its majority owned subsidiaries ("the Company"). All significant intercompany items have been eliminated. Certain prior year amounts have been reclassified to conform to the current year's presentation.

Sales Returns and Doubtful Accounts: The Company provides an estimated allowance for doubtful accounts and for future returns on sales made during the year. The allowance for doubtful accounts and returns (estimated returns net of inventory and royalty costs) is shown as a reduction of receivables in the accompanying consolidated balance sheets and amounted to $22.6 and $19.9 million at April 30, 1995 and 1994, respectively.

Depreciation and Amortization: Furniture and equipment is depreciated principally on the straight-line method over estimated useful lives ranging from 3 to 10 years. Leasehold improvements and capital leases are amortized over the lesser of the estimated useful lives of the assets or the duration of the various leases, using the straight-line method. Composition costs representing the costs incurred to bring an edited manuscript to publication including typesetting, proofreading, design and illustration, etc. are capitalized and amortized over estimated useful lives representative of product revenue patterns, generally 3 years.

Intangible Assets: Intangible assets consist of: acquired publication rights, which are principally amortized based on the projected revenues of titles acquired; non-compete agreements, which are amortized over the term of such agreements; and goodwill and other intangibles, which are amortized on a straight-line basis over periods ranging from 10 to 40 years. If facts and circumstances indicate that intangible assets may be permanently impaired, it is the Company's policy to assess the carrying value and recoverability of such assets based on an analysis of undiscounted future cash flows of the related operations. Any resulting reduction in carrying value would be charged to operating results.

Income Per Share: Income per share is determined by dividing income by the weighted average number of common shares outstanding and common stock equivalents resulting from the assumed exercise of outstanding dilutive stock options and other stock awards less shares assumed to be repurchased with the related proceeds at the average market price for the period for primary earnings per share, and at the higher of the average or end of period market price for fully diluted earnings per share.

Subscription Revenues: Subscription revenues are generally collected in advance. These revenues are deferred and recognized as earned when the related issue is shipped to the subscriber.

Foreign Exchange Contracts: The Company, from time to time, enters into forward exchange contracts as a hedge against its overseas subsidiaries' non-functional currency asset, liability, and commitment exposures. Such exposures include anticipated annual journal subscription revenues, as well as that portion of the revenues and related receivables on sales of book products, that are denominated in U.S. dollars, while the foreign subsidiaries' expense structure is denominated in their own functional currencies. Realized and unrealized gains and losses are deferred and taken into income over the lives of the hedged items if permitted by generally accepted accounting principles; otherwise the contracts are marked to market with any gains and losses reflected in operating expenses. There were no open foreign exchange contracts, and no gains or losses were deferred at April 30, 1995 or 1994.

Cash Equivalents: Cash equivalents consist primarily of highly liquid investments with a maturity of three months or less and are stated at cost plus accrued interest which approximates market value.

Adoption of New Accounting Standards: The Company adopted the following Statements of Financial Accounting Standards (SFAS) effective as of the beginning of fiscal 1994:

- -    Employer's Accounting for Postretirement Benefits Other Than
     Pensions - SFAS No. 106
- -    Accounting for Income Taxes - SFAS No. 109
- -    Employer's Accounting for Postemployment Benefits - SFAS No.
     112

     The Postretirement Benefits standard changed the method of accounting for retiree life insurance and health care benefits from the current practice of expensing the cost of such benefits on a pay as-you-go, cash basis to expensing the cost over the years the employees render service. The cumulative effect of adopting this standard amounted to a charge of approximately $.2 million, or $.1 million after taxes, in fiscal 1994.

     The Income Tax standard changed the method of accounting for income taxes from the deferred method to the liability method, under which deferred tax assets and liabilities are now measured based on the enacted tax rates and laws that will be in effect when the deferred tax items are expected to reverse. The change had the effect of increasing net deferred tax benefits, resulting in a cumulative effect of approximately $1.3 million of income in fiscal 1994.

   The Postemployment Benefit standard requires the accrual of costs related to health care benefits provided to former or inactive employees prior to retirement. The cumulative effect of adopting this standard amounted to a charge of approximately $1.6 million, or $1.1 million after taxes, in fiscal 1994.

     The net cumulative effect of adopting these new standards as of the beginning of fiscal 1994 was not material. Prior period financial statements have not been restated.

Acquisitions

In fiscal 1995, the Company acquired the publishing business of Executive Enterprises, Inc., consisting of books, journals and newsletters for environmental management, accounting, law and human resource professionals; ValuSource, which produces specialized business valuation software for accountants, entrepreneurs and corporations; the college engineering list of Houghton Mifflin; the book publishing program of Oliver Wight Publications, Inc., consisting of general management and manufacturing/quality titles; the OS/2 computer-book list of Van Nostrand Reinhold, Inc., and other smaller publishing lists, for purchase prices aggregating $12.3 million in cash plus assumed liabilities of $2.9 million. The excess of cost over the fair value of the tangible assets acquired amounted to approximately $13.5 million, of which $6.7 million related to acquired publication rights, $.5 million related to non-compete agreements, and $6.3 million represented goodwill and other intangibles which are being amortized over 10 to 15 years.

 In fiscal 1994, the Company acquired the professional computer book line of QED Information Services in the United States; Belhaven Press, which publishes earth and environmental science titles in the United Kingdom; and the Company's joint venture partner's 30% minority interest in Protocols, which publishes life science continuity products, for purchase prices aggregating $8.3 million. The excess of cost over the fair value of the tangible assets acquired amounted to approximately $6.9 million, of which $.5 million related to acquired publication rights, $.3 million related to noncompete agreements, and $6.1 million represented goodwill and other intangibles which are being amortized over 15 years.

    These acquisitions have been accounted for by the purchase method, and the accompanying financial statements include their results of operations since their respective dates of acquisition. The pro forma effects on the results of operations for these acquisitions were not material.

Divested and Restructured Operations

  In fiscal 1994, the Company divested its Canadian high school and Australian primary school and certain agency lines for aggregate proceeds of $9.2 million, resulting in a gain of $1.8 million, or $1.3 million after taxes. In addition, in a cost saving initiative, the Company restructured and consolidated certain distribution and information technology support functions which resulted in an unusual charge of $1.8 million, or $1.1 million after taxes. The net effect of the divestitures and restructurings amounted to an after-tax gain of $.2 million, or $.03 per share, in fiscal 1994.

Inventories

Inventories at April 30 were as follows:


Dollars in thousands           1995      1994
Finished Goods           $   36,467     $31,536
Work-in-Process               5,762       6,795
Paper, Cloth and Other        2,769       1,539
                             44,998      39,870
LIFO Reserve                 (3,463)     (2,589)
Total                      $ 41,535     $37,281

     Domestic book inventories aggregating $29.0 and $25.6 million at April 30, 1995 and 1994, respectively, are stated at cost or market, whichever is lower, using the last-in, first-out method. All other inventories are stated at cost or market, whichever is lower, using the first-in, first-out method.

Product Development Assets

Product development assets consisted of the following at April 30:


Dollars in thousands           1995           1994
Composition Costs        $   16,685     $   13,796
Royalty Advances              7,824          6,637
Total                    $   24,509     $   20,433


Composition costs are net of accumulated amortization of $23,014 in 1995 and $21,654 in 1994.

Property and Equipment

   Property and equipment consisted of the following at April 30:

Dollars in thousands           1995           1994
Furniture and Equipment  $   42,974     $    36,642
Leasehold Improvements       11,382           9,877
                             54,356     $    46,519
Accumulated Depreciation    (33,112)        (26,896)
Total                    $   21,244     $    19,623

Intangible Assets

  Intangible assets are stated at cost, net of accumulated amortization, and consisted of the following at April 30:

Dollars in thousands                 1995          1994
Goodwill and Other Intantibles    $ 43,273       $ 38,773
Acquired Publication Rights          9,037          3,537
Noncompete Agreements                1,041          1,391
Total                             $ 53,351       $ 43,701

Other Accrued Liabilities

Included in other accrued liabilities is accrued compensation of approximately $13.3 and $12.1 million for 1995 and 1994, respectively.

Income Taxes

The provision for income taxes was as follows:


Dollars in thousands         1995      1994        1993
Currently Payable
  Federal                 $ 1,184   $ 1,471   $     708
  Foreign                   3,675     4,772       2,943
  State and local             314       115         515
  Total Current Provision   5,173     6,358       4,166
  Deferred Provision
  Federal                   1,716      (174)         59
  Foreign                     451    (1,277)     (1,372)
  State and Local             142        42         _
  Total Deferred Provision
  (Benefit)                 2,309    (1,409)     (1,313)
Total Provision           $ 7,482   $ 4,949   $   2,853


 The Company's effective income tax rate as a percent of pretax income differed from the U.S. federal statutory rate as shown below:
                                         1995       1994      1993

U.S. Federal Statutory Rate              35.0%     35.0%      34.0%
State and Local Income Taxes
 Net of Federal Income Tax Benefit         .8        .4        3.2
Tax Benefit Derived from FSC Income (6.1) (4.8) (6.1) Foreign Source Earnings Taxed at
  Other than U.S. Statutory Rate         (1.0)     (2.1)      (5.6)
Nondeductible Amortization
 of Intangibles                           1.1       1.7        2.6
Other-Net                                 (.8)     (1.2)      (1.1)
Effective Income Tax Rate                29.0%     29.0%      27.0%

  Deferred taxes result from timing differences in the recognition of revenue and expense for tax and financial reporting purposes. The components of the provision for deferred taxes were as follows:

Dollars in thousands                       1995    1994    1993
Depreciation and Amortization            $1,451      $6    $(251)
Accrued Expenses                          1,197     715     (921)
Circulation Costs                         1,614  (1,800)   1,177
Provision for Sales Returns
 and Doubtful Accounts                     (255)    547     (779)
Inventory                                (1,150)  1,076       69
Retirement Benefits                        (224)    116     (615)
Alternative Minimum Tax Credit
 and Other Carryforwards                   (722) (1,770)   1,129
Tax Law Rate Change                         _      (470)     _
Other-Net                                   398     171   (1,122)
Total Deferred Provision (Benefit)       $2,309 $(1,409) $(1,313)

   The significant components of deferred tax assets and liabilities were as follows:

                                     1995                1994
Dollars in thousands              Current  Long-Term  Current Long-Term
Deferred Tax Assets
  Reserve for sales returns
    and doubtful accounts           $5,603    $   _      $5,455    $   _
  Circulation and other costs
    capitalized for taxes              _        3,624       _       4,865
  Retirement and post-
    employment benefits                _        2,510       _       2,337
  Alternative minimum
    tax credit and other
    carryforwards                    1,315       _          827         _
  Accrued compensation               1,592                2,005         _
  Accrued liabilities and other        213                1,568
  Total Deferred Tax Assets          8,723      6,134     9,855     7,202
Deferred Tax Liabilities
  Depreciation and amortization        _       (6,954)       _     (5,487)
  Divested operations                  _       (2,156)       _     (2,400)
  Long-term liabilities and other     (719)    (1,905)     (609)   (3,407)
  Total Deferred Tax liabilities      (719)   (11,015)     (609)  (11,294)
  Net Deferred Tax Asset
    (Liability)                     $8,004    $(4,881)   $9,246   $(4,092)

     The Company has filed amended U.S. federal income tax returns for prior years primarily related to timing differences and resulting in potential refund claims, which are subject to Internal Revenue Service approval.

     In general, the Company plans to continue to invest the undistributed earnings of its foreign subsidiaries in those businesses and therefore, no provision is made for taxes which would be payable if such earnings were distributed. At April 30, 1995, the undistributed earnings of foreign subsidiaries approximated $22.4 million and, if remitted currently, would result in additional taxes approximating $1.5 million.

Notes Payable and Debt

Long-term debt consisted of the following at April 30:

Dollars in thousands          1995        1994
10.31% unsecured notes due
 Through July 1998           $  _    $   32,000
Less current maturities        _         (6,000)
Long-term debt              $  _     $   26,000

     In fiscal 1995, the Company prepaid the remaining $26 million of the 10.31% notes outstanding. Although the Company incurred prepayment costs of $1.6 million, which is included in interest income and other, the Company benefits by eliminating the negative interest rate spread between the higher interest rate on the debt retired compared with the current interest rates being earned on short-term investments. Also included in interest income and other is a gain of $1.5 million related to the sale of shares of Nippon Wilson Learning which were received in connection with the sale of the Company's training business in fiscal 1991.

   The Company has a new revolving credit agreement with three banks providing a line of credit of $50 million until March 30, 2000. The Company has the option of borrowing Eurodollars at a rate based on the London Interbank Offered Rate (LIBOR) or dollars at the banks' prime rate or at a rate based on the current certificate of deposit rate. A facility fee ranging from
 .125% to .25% depending on certain coverage ratios is charged on the total commitment. In the event of a change of control, as defined, the banks have the option to terminate the agreement and require repayment of any amounts outstanding. The Company and its subsidiaries also have other short term lines of credit aggregating $51 million at various interest rates. Information relating to short-term lines of credit follows:

Dollars in thousands                 1995      1994      1993
End of Year
  Amount outstanding              $   621  $     79  $     97
  Weighted average interest rate     8.5%      7.3%     10.0%
During the Year
  Maximum amount outstanding     $  1,351  $  7,390  $    960
  Average amount outstanding       $  529  $  1,184  $    394
  Weighted average interest rate     8.7%      7.0%      9.6%

    The Company's revolving credit agreement contains certain restrictive covenants related to minimum net worth, funded debt levels, financial ratios, restricted payments, including a cumulative limitation for dividends paid. Under the most restrictive covenant, approximately $36 million was available for the payment of future dividends.

Retirement Plans

     The Company and its principal subsidiaries have contributory and noncontributory retirement plans which cover substantially all employees. The plans generally provide for employee retirement between the ages of 60 to 65 and benefits based on length of service and final average compensation, as defined. In fiscal 1995, the domestic plan was amended to provide that final average compensation be based on the highest three consecutive years ended December 31, 1993. The Company may, but is not required to, update from time to time the ending date for the three-year period used to determine final average compensation. The amendment had the effect of increasing pension expense for fiscal 1995 by approximately $.2 million. Funds are contributed as necessary to provide for current service and for a portion of any unfunded projected benefit obligation. To the extent these requirements are exceeded by plan assets, a contribution may not be made in a particular year. Plan assets consist principally of investments in corporate stocks and bonds and government obligations.

Pension costs for the defined benefit plans were as follows:

Dollars in thousands             1995      1994       1993
Service Cost                  $ 2,418   $ 2,095   $  2,008
Interest Cost on Projected
 Benefit Obligation             3,440     3,073      2,978
Return on Assets              (2,937)   (3,685)    (3,584)
Net Amortization and Deferral  (1,764)     (731)      (800)
Net Periodic Pension Expense  $ 1,157     $ 752      $ 602

   The net pension expense included above for the international plans amounted to approximately $1.0 million for 1995, 1994, and 1993, respectively.

 The following table sets forth the status of the plans and the amounts recognized in the Company's consolidated statements of financial position.

                                       1995                1994
                                Domestic    Int'l   Domestic    Int'l.
Dollars in thousands              Plan      Plans     Plan       Plans
Fair Value of Plan Assets       $ 37,340  $15,978   $ 36,083   $14,350
Accumulated Benefit Obligation
Vested Benefits                  (29,758) (11,579)  (26,804)  (10,518)
Nonvested Benefits                (2,456)     (91)   (2,183)      (76)
                                 (32,214) (11,670)  (28,987)  (10,594)
Projected Compensation Increases    (728)  (2,696)     (172)   (2,738)
Projected Benefit Obligation     (32,942) (14,366)  (29,159)  (13,332)
Funded Status                      4,398    1,612     6,924     1,018
Unrecognized Net Asset            (3,590)  (1,737)   (4,189)   (1,877)
Unrecognized Prior Service Cost      105    1,456      (270)    1,489
Unrecognized Net Loss (Gain)         362   (2,408)   (1,111)   (1,954)
Prepaid (Accrued) Pension Cost   $ 1,275  $(1,077)   $1,354   $(1,324)

 The range of assumptions used in 1995 and 1994 were:


                                     1995              1994
                              Domestic  Int'l.  Domestic   Int'l.
                                Plan    Plans     Plan     Plans
Discount Rate                   7.5%      8.5%     7.5%       8.5%
Expected Long-Term Rate of
Return on Plan Assets           8.0%  7.0-8.0%     8.0%   7.0-8.0%
Rate of Increase in
Compensation Levels               -%  5.5-7.0%       -%   5.5-7.0%

    The Company has agreements with certain officers and senior management personnel that provide for the payment of supplemental retirement benefits during each of the 10 years after the termination of employment. Under certain circumstances, including a change of control as defined, the payment of such amounts could be accelerated on a present value basis. The cost of these benefits is being charged to expense on a present value basis over the estimated term of employment and amounted to approximately $.9, $.7 and $.7 million in 1995, 1994 and 1993, respectively.

     The Company provides life insurance and health care benefits, subject to certain dollar limitations and retiree contributions, for substantially all of its retired domestic employees. The cost of such benefits is expensed over the years that the employees render service and are funded on a pay-as-you-go, cash basis. The accumulated postretirement benefit obligation amounted to $.2 million at April 30, 1995 and 1994 and the amount expensed in fiscal 1995 and prior years was not material.

Commitments and Contingencies

The following schedule shows the composition of rent expense for operating leases:


Dollars in thousands         1995      1994        1993
Minimum Rental            $12,202   $11,885       $11,009
Lease Escalation            1,848     1,756         1,156
Less: Sublease Rentals        (63)      (55)          (43)
Total                     $13,987   $13,586       $12,122

     Future minimum payments under operating leases aggregated $111.1 million at April 30, 1995. Annual payments under these leases are $14.4, $14.2, $13.2, $12.9 and $12.7 million for fiscal years 1996 through 2000, respectively. The Company is guarantor through 1998 of certain lease obligations assumed by the buyer of the domestic training operations which were divested in fiscal 1991, aggregating approximately $4.2 million, which is net of the 50% guarantee provided by the parent of the buyer.

    The Company is involved in routine litigation in the ordinary course of its business. In the opinion of management, the ultimate resolution of all pending litigation will not have a material effect upon the financial condition or results of operations of the Company.

Segment Information

     The Company operates in one business segment, namely publishing, and develops, publishes and markets products in print and electronic formats including textbooks, professional and reference works, consumer books, and periodicals including journals and other subscription-based products, for the educational, scientific, technical, professional and trade markets around the world.

    The Company's international operations are located in Europe, Canada, Australia and Asia. The following table presents revenues, operating income and identifiable assets for the domestic and international operations.

Dollars in thousands       1995       1994       1993
Revenues
 Domestic                 $258,464   $229,061   $208,787
 International             102,907     89,235     87,170
 Interarea transfers       (30,280)   (24,007)   (23,063)
 Total                    $331,091   $294,289   $272,894
Operating Income(1)
 Domestic                  $15,242    $ 8,957    $ 8,898
 International              11,637      9,926      4,396
 Interarea profit
 elimination                   _          _         (278)
 Total                     $26,879    $18,883    $13,016
Identifiable Assets
 Domestic                 $166,478   $144,624   $127,490
 International              46,593     41,859     46,788
 Corporate                  34,410     57,457     46,315
 Total                    $247,481   $243,940   $220,593

(1) Includes pretax unusual items gain of $1,819 in international operations and a pretax unusual items charge of $1,768 in domestic operations for 1994.

   Transfers between geographic areas are generally made at a fixed discount from list price and principally represent sales from the United States to the Company's international operations. Export sales from the United States to unaffiliated international customers amounted to approximately $41.2, $33.9 and $28.2 million in 1995, 1994 and 1993, respectively. The pretax income for consolidated international operations was approximately
$11.6, $10.0 and $3.8 million in 1995, 1994 and 1993,
respectively.

  Included in operating and administrative expenses were net foreign exchange gains (losses) of approximately $(.2), $.2 and $.1 million in 1995, 1994 and 1993, respectively.

     Changes in the cumulative translation adjustment account
were as follows:
Dollars in thousands                      1995           1994
Balance, May 1                       $  (3,805)     $  (2,734)
Aggregate Translation Adjustments
 for the Year                            1,394         (1,071)
Balance, April 30                    $  (2,411)     $  (3,805)

Stock Option and Other Plans

     Options were granted on the Company's Class A Common stock and are exercisable, in part or in full, over a maximum period of 10 years from the date of grant under various stock option plans. Outstanding options were granted at prices not less than 100% of the fair market value of the stock at the date the options were granted. Under certain circumstances relating to a change of control, as defined, the right to exercise options outstanding could be accelerated.

      Option activity under existing plans was as follows:


                                            1995             1994
Outstanding at Beginning of Year         439,096          587,936
 Granted                                 142,900           28,076
Exercised                                (34,701)        (161,114)
 Canceled                                (12,276)         (15,802)
Outstanding at End of Year               535,019          439,096
Exercisable at End of Year               297,877          272,382
Available for Future Grant               678,284          808,908
Price Range of Options Exercised $14.00 to 41.38 $14.00 to 24.50 Price Range of Options
Outstanding                      $13.50 to 52.50  $13.50 to 30.00

     Under the terms of the Company's executive long-term incentive plans, upon the achievement of certain three-year financial performance based targets, awards will be payable in cash and/or restricted shares of the Company's Class A Common stock based on the market value at the end of the plan cycle. The restricted shares vest equally as to 50% on the first and second anniversary date after the date of the award. The amount charged to expense for such plans was approximately $.8, $.7 and $.8 million in 1995, 1994 and 1993, respectively. Restricted shares issued under the plans amounted to 5,542, 16,820 and 10,966 in 1995, 1994 and 1993, respectively.

    In fiscal 1995, the Company granted a total of 45,000 restricted shares of the Company's Class A Common stock to four key executive officers in connection with their employment agreements. The restricted shares vest one-third at the end of the third, fourth and fifth years, respectively, following the date of the grant. Under certain circumstances relating to a change of control or termination, as defined, the restrictions would lapse and shares would vest earlier. Compensation expense aggregating $1.9 million will be charged to earnings ratably over five years, or sooner if vesting is accelerated, from the date of grant, and amounted to $.3 million in fiscal 1995. A second grant of an additional 45,000 restricted shares with similar terms and conditions was made subsequent to the fiscal 1995 year-end.

    Under the terms of the Company's Director Stock Plan, each member of the Board of Directors who is not an employee of the Company is awarded Class A Common stock equal to 50% of the board member's cash compensation, based on the market value of the stock on the date of the shareholders' meeting. The compensation cost related to this plan and charged to expense amounted to approximately $.2, $.2 and $.1 million in 1995, 1994 and 1993, respectively. Under this plan 4,331, 6,846 and 4,068 shares were issued in 1995, 1994 and 1993, respectively.

Capital Stock and Changes in Capital Accounts

     Preferred stock consists of 2,000,000 authorized shares with $1 par value. To date, no preferred shares have been issued. The Common stock consists of 10,000,000 authorized shares of Class A Common, $1 par value, and 4,000,000 authorized shares of Class B Common, $1 par value.
 Each share of the Company's Class B Common stock is convertible into one share of Class A Common stock. The holders of Class A stock are entitled to elect 30% of the entire Board of Directors and the holders of Class B stock are entitled to elect the remainder. On all other matters, each share of Class A stock is entitled to one-tenth of one vote and each share of Class B stock is entitled to one vote.

 In fiscal 1995, the Board of Directors declared a 2-for-1 stock split of its Class A and Class B Common stock to shareholders of record as of July 6, 1994.

      Changes in selected capital accounts were as follows:


                                                   Additional
                                 Common Stock       Paid-In     Treasury
Dollars in thousands         Class A     Class B    Capital       Stock
Balance
May 1, 1992                   $3,907     $1,053     $32,694    $(31,280)
Director Stock Plan Issuance     _          _            36          63
Executive Long-Term
 Incentive Plan Issuance         _          _            71         150
Proceeds from Exercise
 of Stock Options                 30          1       1,218         (92)
Other                             (1)        (3)         83          _
Retroactive effect of
 2 for 1 stock split          $3,937     $1,051     $(4,988)         _
Balance
April 30, 1993                $7,873     $2,102     $29,114    $(31,159)
Director Stock Plan Issuance     _           _           64          94
Executive Long-Term
 Incentive Plan Issuance         _           _          174         230
Proceeds from Exercise
 of Stock Options                161         _        2,852        (198)
Other                             11        (11)        804          _
Balance
April 30, 1994                $8,045     $2,091     $33,008    $(31,033)
Restricted Share Issuance         _          _        1,266         618
Director Stock Plan Issuance      _          _          124          59
Executive Long-Term
 Incentive Plan Issuance          _          _          162          76
Proceeds from Exercise
 of Stock Options                 35         _          601         (46)
Purchase of Treasury Shares       _          _           _         (212)
Other                              7         (7)        455          _
Balance
April 30, 1995                $8,087     $2,084     $35,616    $(30,538)


               Management's Discussion and Analysis of
                Financial Condition and Results of
                            Operations

Results of Operations:
Fiscal 1995 Compared to Fiscal 1994

   In 1995, the Company continued to grow its core businesses through a combination of internal development and acquisitions, while at the same time improving its profitability and return on investment.

     The Company invested $12.3 million during the year to acquire: the publishing business of Executive Enterprises, Inc., consisting of books, journals and newsletters for environmental management, accounting, law and human resource professionals; ValuSource, which produces specialized business valuation software for accountants, entrepreneurs and corporations; the college engineering list of Houghton Mifflin; the book publishing program of Oliver Wight Publications, Inc., consisting of general management and manufacturing/quality titles; and the OS/2 computer-book list of Van Nostrand Reinhold, Inc.

   Revenues for the year advanced 13% to $331.1 million led by the domestic professional and trade division, where revenues increased 20% based on the strength of the business and computer book lines. The domestic scientific, technical and medical division registered a 10% improvement attributable to increased journal revenues. The domestic college division increased its market share and outperformed the industry as a whole in what was considered a difficult market environment. International revenues reflected significant increases over the prior year led by the Company's European and Asian operations.

   Cost of sales as a percentage of revenues was 34.2% in 1995 compared with 33.9% in the prior year primarily reflecting increased paper costs.

    Operating and administrative expenses as a percentage of revenues declined to 56.5% in 1995 from 57.8% as the rate of growth in expenses was contained at less than the revenue growth rate. This improvement was offset to some degree by unfavorable foreign exchange rates.

    Operating income increased 43% over the prior year to $26.9 million primarily due to the effects of the higher revenue base coupled with a cost contained infrastructure.

    Interest expense declined by $.8 million due to the repayment of long-term debt. The effective tax rate was 29% in both years due to the benefits derived from lower taxed foreign source earnings.

    Net income increased 51% over 1994 due to the operating income gains and lower interest expense.

Results of Operations:
Fiscal 1994 Compared to Fiscal 1993

     The Company acquired several publishing businesses during the year, for purchase prices aggregating $8.3 million including: the professional computer book line of QED Information Services; the Belhaven Press, which publishes earth and environmental science titles in the United Kingdom; and the Protocols joint venture partner's 30% minority interest, thereby giving the Company total ownership of this publisher of life science continuity products.

     During fiscal 1994, the Company divested its Canadian high school and Australian primary school and certain agency lines for $9.2 million in aggregate proceeds, which resulted in a net gain after taxes of $1.3 million. In addition, in a cost-saving initiative, certain distribution and information technology support functions were restructured and consolidated, resulting in an after tax charge of $1.1 million. The net effect of the above amounted to an after-tax gain of $.2 million, or $.03 per share.

     Revenues of $294.3 million for 1994 increased 8% over the prior year. The domestic college division achieved revenue growth of 13% over the prior year by increasing market share through the publication of new and revised editions in its key disciplines, as well as through sales of a stronger backlist.
The domestic professional and trade division registered a 13% increase paced by increased sales and marketing efforts both here and abroad, expansion of its continuity product base in accounting and architecture books, acquisition of a computer book line, and the publication of tax guides resulting from the new tax law, as well as new business and investment books. The domestic scientific, technical and medical division posted an 8% increase in revenues attributable to higher journal revenues. Revenue improvement was also noteworthy in our Asian operations due to expanded marketing efforts in that region, and in the United Kingdom due to higher journal revenues.

     Cost of sales as a percentage of revenues was 33.9% in 1994, approximately the same as the prior year.

     Operating and administrative expenses as a percentage of revenues declined to 57.8% in 1994 from 59.5% due mainly to cost containment measures as well as favorable foreign exchange effects.

     Operating income of $18.9 million was approximately 45% higher than the prior year, as the revenue growth mentioned above more than compensated for the planned increases in the expense structure.

     Interest expense declined $.4 million due to repayments on long term debt. Interest income increased by $.3 million from the prior year due to higher cash balances, offset to some degree by lower rates.

     The effective tax rate was 29% in 1994, compared with 27% in 1993. The increase is primarily due to higher domestic tax rates and a lower proportion of foreign source income in 1994, which is taxed at rates lower than the U.S. federal statutory rate.

     Net income increased 57% over the prior year, as operating income gains and increases in net interest income more than offset a slightly higher effective tax rate.

     Effective as of the beginning of fiscal 1994, the Company, adopted SFAS No. 106 - Employer's Accounting for Postretirement Benefits Other Than Pensions, SFAS No. 109 - Accounting for Income Taxes and SFAS No. 112 - Employer's Accounting for Postemployment Benefits. The net cumulative effect of adopting these new standards and the ongoing effect on fiscal 1994 results of operations was not material.

Liquidity and Capital Resources

     The Company's cash and cash equivalents balance was $34.4 million at the end of fiscal 1995, compared with $57.5 at the end of the prior year. The decrease is primarily attributable to the prepayment of the outstanding balance of long-term debt, which benefits the Company by eliminating the negative interest rate spread between the higher interest rate on the debt retired compared with the current interest rates being earned on short-term investments. Cash provided by operating activities was $51.9 million in fiscal 1995, an increase of $12.2 million over the prior year.

    The Company's operating cash flow is strongly affected by the seasonality of its domestic college business and receipts from its journal subscriptions. Receipts from journal subscriptions occur primarily during November and December from companies commonly referred to as independent subscription agents. These companies facilitate the journal ordering process by consolidating the subscription orders/billings of each subscriber. Monies are collected in advance from subscribers by the subscription agents and are remitted to the journal publishers, including the Company, generally prior to the commencement of the subscription. Remittances are highly dependent upon the financial position and liquidity of such companies.

    Sales to the domestic college market tend to be concentrated in June through August, and again in November through January. Cash disbursements for inventory are relatively large during the spring in anticipation of these college sales. The Company normally requires increased funds for working capital from the beginning of the fiscal year into September. Subject to variations that may be caused by fluctuations in inventory accumulation or in patterns of customer payments, the Company's normal operating cash flow is not expected to vary materially in the near term.

     To finance its short-term seasonal working capital requirements and its growth opportunities, the Company has adequate cash and cash equivalents available, as well as both domestic and foreign shortterm lines of credit, as more fully described in the note to the consolidated financial statements entitled "Notes Payable and Debt".

     The capital expenditures of the Company consist primarily of investments in product development and property and equipment. Capital expenditures for fiscal 1996 are expected to increase approximately 25% over 1995, primarily representing increased investments in product development, including electronic media products, and computer equipment upgrades to support the higher volume of business to ensure efficient quality-driven customer service. These investments will be funded primarily from internal cash generation or from the liquidation of cash equivalents.


Effects of Inflation and Cost Increases

     Although the impact of inflation is somewhat minimized, as the business does not require a high level of investment in property and equipment, the Company does experience continuing cost increases reflecting, in part, general inflationary factors. Fiscal 1995 witnessed an increase in paper prices ranging from 10% to 100% depending on the grade, after years of a stable to decreasing price environment. Although results for fiscal 1995 were slightly affected, it is anticipated that these increases will have a greater impact on fiscal 1996 results. To mitigate the effects of paper and other cost increases, the Company has taken a number of initiatives including various steps to lower overall production and manufacturing costs including substitution of paper grades. In addition, selling prices have been selectively increased as competitive conditions permit. The Company anticipates that it will be able to continue this approach in the future.

Results by Quarter (Unaudited)


John Wiley & Sons, Inc. and Subsidiaries
Dollars in thousands except per share data    1995          1994
Revenues
 First quarter                             $80,787       $74,608
 Second quarter                             78,558        67,682
 Third quarter                              91,930        79,480
 Fourth quarter                             79,816        72,519
 Fiscal year                              $331,091     $ 294,289
Operating Income (Loss)
 First quarter                             $10,450        $8,951
 Second quarter(1)                           5,652         5,335
 Third quarter(2)                           10,240         5,377
 Fourth quarter                                537          (780)
 Fiscal year                               $26,879       $18,883
Net Income
 First quarter                              $6,067        $5,051
 Second quarter(1)                           3,082         2,796
 Third quarter(2)                            6,530         3,503
 Fourth quarter                              2,632           767
Fiscal year                                $18,311    $   12,117
Income Per Share
Primary
 First quarter                              $  .75         $ .65
 Second quarter(1)                             .38           .36
 Third quarter(2)                              .80           .44
 Fourth quarter                                .32           .10
 Fiscal year                                 $2.25        $ 1.52
Fully Diluted
 First quarter                                $.75         $ .65
 Second quarter(1)                             .38           .35
 Third quarter (2)                             .80           .44
 Fourth quarter                                .32           .10
 Fiscal year                                 $2.23        $ 1.51

(1) Includes pretax unusual items gain of $2,075, or $1,285 after taxes, equal to $.16 per share in 1994.
(2) Includes pretax unusual items charge of $1,901, or $1,085 after taxes, equal to $.13 per share in 1994.

     Effective July 12, 1995, the Company's Class A and Class B shares are listed on the New York Stock Exchange under the symbols
JW.A and JW.B, respectively. Prior to that, the Company's Class A shares were listed on the Nasdaq Stock Market's National Market under the symbol WILLA; Class B shares were listed on the Nasdaq
Stock Market's SmallCap Market under the symbol WILLB. Dividends per share and the market price range by fiscal quarter for the past two fiscal years were as follows:

                      Class A Common Stock     Class B Common Stock
                     Divi-    Market Price     Divi-    Market Price
                     dends    High     Low     dends    High     Low
1995
First quarter       $.155   $43.25   $41.00   $.1375  $42.50    $41.00
Second quarter       .155    44.25    40.25    .1375   43.50     40.75
Third quarter        .155    51.50    42.75    .1375   51.25     42.75
Fourth quarter       .155    56.00    50.25    .1375   55.50     50.50

1994
First quarter      $.1375   $24.13   $21.00   $.1225  $24.63    $23.00
Second quarter      .1375    31.25    21.38    .1225   31.25     24.00
Third quarter       .1375    38.00    31.50    .1225   37.00     31.25
Fourth quarter      .1375    46.00    37.50    .1225   46.50     37.00

     As of April 30, 1995, the approximate number of holders of the Company's Class A and Class B Common Stock were 1,460 and 400, respectively, based on the holders of record and other information available to the Company.

The Company's revolving credit agreements contain certain restrictive covenants related to the payment of dividends. Under the most restrictive covenant, approximately $36 million was available for the payment of future dividends. Subject to the foregoing, the Board of Directors considers quarterly the payment of cash dividends based upon its review of earnings, the financial position of the Company and other relevant factors. In fiscal 1995, the Board of Directors approved a 2 for 1 stock split.

                       Selected Financial Data

John Wiley & Sons, Inc. and Subsidiaries
Dollars  in thousands except per share data
                                    For the years ended April 30
                        _________________________________________________
                                1995      1994      1993     1992     1991
Revenues                    $331,091  $294,289  $272,894  $248,151  $236,859
Income  From  Continuing
     Operations(1)            18,311    12,117     7,718     3,576     3,567
Net Gain from Discontinued
     Operation                   _        _          _        _          484
Extraordinary Item               _        _          _        (495)      _
Net Income                    18,311    12,117     7,718     3,081     4,051
Working Capital               11,241    35,059    31,804    30,800    70,273
Total Assets                 247,481   243,940   220,593   213,744   251,318
Long-Term Debt                  _       26,000    32,000    36,000    40,000
Shareholders' Equity          98,832    82,330    71,276    69,552    94,905
___________________________________________________________________________

Per Share Data
Income From Continuing Operations(1)
     Primary                    2.25      1.52      1.00       .46       .41
     Fully diluted              2.23      1.51       .99       .46       .41
Net Income
     Primary                    2.25      1.52      1.00       .39       .46
     Fully diluted              2.23      1.51       .99       .39       .46
Cash Dividends
     Class A Common              .62       .55       .55       .55       .55
     Class B Common              .55       .49       .49       .49       .49
Book Value-End of Year         12.42     10.46      9.26      9.12     10.79

___________________________________________________________________________

(1) Includes after-tax unusual items gain of $324, or $.04 per share, in 1991.

                                                              Schedule II
                 JOHN WILEY & SONS, INC. AND SUBSIDIARIES
                    VALUATION AND QUALIFYING ACCOUNTS
            FOR THE YEARS ENDED APRIL 30, 1995, 1994 AND 1993

                         (Dollars in Thousands)



                               Balance at   Additions   Deductions  Balance
                                Beginning   Charged to     From    at End of
 Description                    of Period    Income      Reserves   Period

Year Ended April 30, 1995
  Allowance for sales returns(1)  $15,558      $16,110   $14,149      $17,519
  Allowance for doubtful accounts $ 4,385      $ 4,014   $ 3,285(2)   $ 5,114

Year Ended April 30, 1994
  Allowance for sales returns(1)  $13,424      $13,470   $11,336      $15,558
  Allowance for doubtful accounts $ 3,409      $ 4,081   $ 3,105(2)   $ 4,385

Year Ended April 30, 1993
  Allowance for sales returns(1)  $11,969      $12,963   $11,508      $13,424
  Allowance for doubtful accounts $ 2,512      $ 3,603   $ 2,706(2)   $ 3,409

________________________________________
(1) Allowance for sales returns represents anticipated returns and royalty costs.
(2) Accounts written off, less recoveries.

                              SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     JOHN WILEY & SONS, INC.
                                            (Company)


                        By: /s/  Charles R. Ellis
                                 Charles R. Ellis
                                 President and Chief Executive Officer

                        By: /s/  Robert D. Wilder
                                 Robert D. Wilder
                                 Senior Vice President and
                                 Chief Financial Officer

                        By: /s/  Peter W. Clifford
                                 Peter W. Clifford
                                 Vice President, Finance and
                                 Controller and Chief Accounting Officer


Dated:  June 22, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons constituting all the directors of the Company on June 22, 1995.


         /s/  Franklin E. Agnew                /s/  Chester O. Macey
              Franklin E. Agnew                     Chester O. Macey

         /s/  Warren J. Baker                  /s/  William R. Sutherland
              Warren J. Baker                       William R. Sutherland

         /s/  Charles R. Ellis                 /s/  Thomas M. Taylor
              Charles R. Ellis                      Thomas M. Taylor

         /s/  H. Allen Fernald                 /s/  Leo J. Thomas
              H. Allen Fernald                      Leo J. Thomas

         /s/  Gary J. Fernandes                /s/  Bradford Wiley II
              Gary J. Fernandes                     Bradford Wiley II

         /s/  Larry D. Franklin                /s/  Deborah E. Wiley
              Larry D. Franklin                     Deborah E. Wiley

         /s/  John S. Herrington               /s/  Peter Booth Wiley
              John S. Herington                     Peter Booth Wiley

         /s/  Nils A. Kindwall
              Nils A. Kindwall

                                                            Exhibit 22
             SUBSIDIARIES OF JOHN WILEY & SONS, INC.(1)



                                             Jurisdiction        Percent
                                               In Which         Of Voting
                                             Incorporated        Control

Wiley Europe Limited                          England              100%
  Wiley Heyden Limited                        England              100% (2)
  John Wiley & Sons Limited                   England              100% (2)
  Chancery Law Publishing Limited             England              100% (2)
Jacaranda Wiley Limited                       Australia            100%
Jacaranda Wiley (H.K.) Limited                Hong Kong            100%
Wiley Intersciences, Inc.                     New York             100%
John Wiley & Sons International Rights, Inc.  Delaware             100%
Wiley-Liss, Inc.                              Delaware             100%
Wiley Publishing Services, Inc.               Delaware             100%
Wiley Subscription Services, Inc.             Delaware             100%
John Wiley & Sons Canada Limited              Canada               100%
Wiley Foreign Sales Corporation               Barbados             100%
John Wiley & Sons, (SEA) Pte Ltd.             Singapore            100%
Scripta Technica, Inc.                        District of Columbia 100%

_______________________________________
(1) The name of other subsidaries which would not constitute a significant subsidary in the aggregate have been omitted.
(2) Wholly-owned subsidiary of Wiley Europe Limited.