Form 10-Q
period 1995-07-31
WILEY JOHN & SONS INC
filed 1995-09-06
CIK 107140

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q


[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended July 31, 1995     Commission File No. 1-11507

                                  OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES ACT OF 1934
                 For the transition period from     to

                        JOHN WILEY & SONS, INC.
        (Exact name of Registrant as specified in its charter)

           NEW YORK                                13-5593032
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

  605 THIRD AVENUE, NEW YORK, NY                     10158-0012
(Address of principal executive offices)              Zip Code

Registrant's telephone number,                     (212) 850-6000
including area code


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

The number of shares outstanding of each of the Registrant's classes of common stock as of July 31, 1995 were:

                     Class A, par value $1.00  -  6,394,668
                     Class B, par value $1.00  -  1,645,350

               This is the first of a ten page document

                        JOHN WILEY & SONS, INC.

                                 INDEX


PART I - FINANCIAL INFORMATION                                       PAGE NO.

Item 1. Financial Statements.

        Condensed Consolidated Statements of Financial
        Position -Unaudited as of July 31, 1995 and April 30, 1995       3

        Condensed Consolidated Statements of Income - Unaudited
        for the Three Months ended July 31, 1995 and 1994                4

        Condensed Consolidated Statements of Cash Flow - Unaudited
        for the Three Months ended July 31, 1995 and 1994                5

        Notes to Unaudited Condensed Consolidated Financial
        Statements                                                       6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              7

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                 8

SIGNATURES                                                               9

Exhibit 27 Financial Data Schedule                                      10

               JOHN WILEY & SONS, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - UNAUDITED



                                                     July 31,    April 30,
                                                       1995        1995
                                                     ---------   ---------
Assets
Current Assets
   Cash and cash equivalents                       $    3,243      34,410
   Accounts receivable                                 67,791      52,562
   Inventories                                         44,352      41,535
   Deferred income tax benefits                         7,979       8,004
   Prepaid expenses                                     4,776       4,680
                                                     ---------   ---------
      Total Current Assets                            128,141     141,191

Product Development Assets                             25,779      24,509
Property and Equipment                                 21,666      21,244
Intangible Assets                                      52,433      53,351
Other Assets                                            7,400       7,186
                                                     ---------   ---------
      Total Assets                                 $  235,419     247,481
                                                     =========   =========

Liabilities & Shareholders' Equity
Current Liabilities
   Notes payable and current portion of
        long-term debt                             $      579         621
   Accounts and royalties payable                      38,545      34,273
   Deferred subscription revenues                      43,771      65,749
   Accrued income taxes                                 8,460       4,227
   Other accrued liabilities                           20,607      25,080
                                                     ---------   ---------
      Total Current Liabilities                       111,962     129,950

Other Long-Term Liabilities                            13,565      13,818
Deferred Income Taxes                                   5,100       4,881

Shareholders' Equity                                  104,792      98,832
                                                     ---------   ---------
      Total Liabilities & Shareholders' Equity     $  235,419     247,481
                                                     =========   =========

             The accompanying Notes are an integral part of the
                 condensed consolidated financial statements.

                   JOHN WILEY & SONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                  (In thousands except per share information)


                                                     Three Months
                                                     Ended July 31,
                                                 ---------------------
                                                    1995        1994
                                                 ---------   ---------

Revenues                                       $   88,092       80,787

Costs and Expenses
   Cost of sales                                   28,872       26,390
   Operating and administrative expenses           46,619       42,731
   Amortization of intangibles                      1,105        1,216
                                                 ---------   ----------
   Total Costs and Expenses                        76,596       70,337
                                                 ---------   ----------

Operating Income                                   11,496       10,450

Interest Income and Other                             397          486
Interest Expense                                      (29)        (825)
                                                 ---------   ----------
Interest Income (Expense) - Net                       368         (339)
                                                 ---------   ----------
Income Before Taxes                                11,864       10,111
Provision For Income Taxes                          4,746        4,044
                                                 ---------   ----------
Net Income                                     $    7,118        6,067
                                                 =========   ==========

Net Income Per Share
   Primary                                     $     0.87         0.75
   Fully Diluted                               $     0.87         0.75

Cash Dividends Per Share
   Class A Common                              $   0.1750       0.1550
   Class B Common                              $   0.1550       0.1375
Average Shares
   Primary                                          8,224        8,119
   Fully Diluted                                    8,229        8,132

            The accompanying Notes are an integral part of the
                condensed consolidated financial statements.

                   JOHN WILEY & SONS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED
                           (In thousands)

                                                         Three Months
                                                        Ended July 31,
                                                     ---------------------
                                                       1995        1994
                                                     ---------   ---------
  Operating Activities
     Net Income                                    $    7,118       6,067
     Non-cash items                                    12,261      11,886
     Net change in operating assets and liabilities   (39,992)    (32,605)
                                                     ---------   ---------
     Cash Used in Operating Activities                (20,613)    (14,652)
                                                     ---------   ---------
  Investing Activities
     Additions to product development assets           (5,374)     (3,630)
     Additions to property and equipment               (2,246)       (948)
     Acquisition of publishing assets                  (1,244)     (4,747)
                                                     ---------   ---------
     Cash Used for Investing Activities                (8,864)     (9,325)
                                                     ---------   ---------
  Financing Activities
     Purchase of treasury shares                         (218)          -
     Repayment of long-term debt                            -      (6,000)
     Net borrowings (repayments) of short-term debt       (44)        201
     Cash dividends                                    (1,373)     (1,192)
     Proceeds from exercise of stock options              130         152
                                                     ---------   ---------
     Cash Used for Financing Activities                (1,505)     (6,839)
                                                     ---------   ---------
  Effects of Exchange Rate Changes on Cash               (185)        217
                                                     ---------   ---------
Cash and Cash Equivalents

     Decrease for Period                              (31,167)    (30,599)
     Balance at Beginning of Period                    34,410      57,457
                                                     ---------   ---------
     Balance at End of Period                      $    3,243      26,858
                                                     =========   =========
Cash Paid During the Period for

     Interest                                      $       23       1,685
     Income taxes (refund)                         $   (1,038)      1,753

              The accompanying Notes are an integral part of the
                  condensed consolidated financial statements.

               JOHN WILEY & SONS, INC., AND SUBSIDIARIES
                          NOTES TO UNAUDITED
              CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1995


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of July 31, 1995 and April 30, 1995, and results of operations and cash flows for the periods ended July 31, 1995 and 1994. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 1995.

2. The results for the three months ended July 31, 1995 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the current period's presentation.

3. Income per share is determined by dividing income by the weighted average number of common shares outstanding and common stock equivalents resulting from the assumed exercise of outstanding dilutive stock options and other stock awards, less shares assumed to be repurchased with the related proceeds at the average market price for the period for primary earnings per share, and at the higher of the average or end of period market price for fully diluted earnings per share.

4.  Inventories were as follows:


                        July 31, 1995        April 30, 1995
                                   (Thousands)


  Finished Goods         $35,496              $36,467
  Work-in-process          6,743                5,762
  Paper, cloth and other   5,675                2,769
                       _________            _________
                          47,914               44,998

  LIFO reserve            (3,562)              (3,463)
                       _________            _________

  Total inventories      $44,352              $41,535
                       =========            =========

               JOHN WILEY & SONS, INC., AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             JULY 31, 1995


FINANCIAL CONDITION

  During this seasonal period of cash usage, operating activities used $20.6 million of cash, or $6.0 million more than the prior year's comparable quarter. The increase was primarily due to higher inventory and receivable levels to support the higher volume of business. The use of cash during this period is consistent with the seasonality of the journal subscription and the educational sector's receipts cycle which occur, for the most part, later in the fiscal year.

  Investing activities used $8.9 million during the current quarter, or $.4 million less than the comparable prior year's quarter. Current year acquisitions included the Preservation Press consisting of architectural heritage books and technical preservation guides.

  Financing activities primarily reflect dividend payments during the quarter.


RESULTS OF OPERATIONS
FIRST QUARTER ENDED JULY 31, 1995

  Revenues for the first quarter advanced 9% to $88.1 million compared with $80.8 million in the prior year. Operating income for the current quarter was $11.5 million, or a 10% increase, compared with $10.5 million in the prior year. Net income advanced 17%.

  The  improvement  in  revenues and operating  income  was  primarily attributable to strong performances in the Company's scientific, technical and medical journals programs and in its professional and trade division's business and computer book lines. Revenue gains were also noteworthy in the Company's European and Asian operations. College division results were below expectations for the quarter, as certain sales which normally would have occurred in the first quarter were shifted into the second quarter due to delayed adoptions and ordering decisions by some college booksellers.

  Cost of sales as a percentage of revenues increased from 32.7% in the prior year to 32.8% due to higher paper costs which were anticipated. Operating expenses as a percentage of revenues were 52.9% in both periods.

  Interest  expense declined by $.8 million due to the  prepayment  of
  $26  million  of  high-cost  debt at the  end  of  last  year.   The
  effective tax rate of 40% was the same for both periods.

PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27 - Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended July 31, 1995.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   JOHN WILEY & SONS, INC.
                                   Registrant


                                   By/s/Charles R. Ellis
                                        ---------------
                                        Charles R. Ellis
                                        President and
                                        Chief Executive Officer


                                   By/s/Robert D. Wilder
                                        ----------------
                                        Robert D. Wilder
                                        Senior Vice President and
                                        Chief Financial Officer


Dated:  September 6, 1995