Form 10-Q
period 1995-10-31
WILEY JOHN & SONS INC
filed 1995-12-14
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q


[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended October 31, 1995   Commission File No. 1-11507

                               OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES ACT OF 1934
              For the transition period from     to

                     JOHN WILEY & SONS, INC.
     (Exact name of Registrant as specified in its charter)

             NEW YORK                            13-5593032
 (State or other jurisdiction of      (I.R.S. Employer Identification No.)
  incorporation or organization)


  605 THIRD AVENUE, NEW YORK, NY                 10158-0012
 (Address of principal executive                  Zip Code
             offices)

  Registrant's telephone number,               (212) 850-6000
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

The number of shares outstanding of each of the Registrant's classes of common stock as of October 31, 1995 were:

            Class A, par value $1.00  -  12,797,753
            Class B, par value $1.00  -   3,290,700

          This is the first of an eleven page document

                     JOHN WILEY & SONS, INC.

                              INDEX




PART I - FINANCIAL INFORMATION                                     PAGE NO.

Item 1. Financial Statements.

        Condensed Consolidated Statements of Financial Position -
         Unaudited as of October 31, 1995 and April 30, 1995..........3

        Condensed Consolidated Statements of Income - Unaudited
         for the Six Months ended October 31, 1995 and 1994...........4

        Condensed Consolidated Statements of Cash Flow - Unaudited
         for the Six Months ended October 31, 1995 and 1994...........5

        Notes to Unaudited Condensed Consolidated Financial...........6
         Statements

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................7-8

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders...........9

Item 6. Exhibits and Reports on Form 8-K..............................9

SIGNATURES...........................................................10

Exhibit 27 Financial Data Schedule...................................11

                JOHN WILEY & SONS, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - UNAUDITED
                             (In thousands)

                                                 October 31,      April 30,
                                               1995      1994       1995
                                             --------------------------------
Assets

Current Assets
  Cash  and cash equivalents               $   2,078     15,871    34,410
  Accounts receivable                         62,484     54,304    52,562
  Inventories                                 45,622     38,668    41,535
  Deferred income tax benefits                 7,981      8,160     8,004
  Prepaid expenses                             3,305      3,093     4,680
                                             _______    _______   _______
       Total Current Assets                  121,470    120,096   141,191

Product Development Assets                    27,460     21,575    24,509
Property and Equipment                        21,737     19,081    21,244
Intangible Assets                             51,452     49,106    53,351
Other Assets                                   7,655      7,927     7,186
                                             _______    _______   _______
       Total Assets                        $ 229,774    217,785   247,481
                                           =========    =======   =======
Liabilities & Shareholders' Equity

Current Liabilities
  Notes payable and current portion of
    long-term debt                         $  15,355      6,263       621
  Accounts and royalties payable              36,011     32,755    34,273
  Deferred subscription revenues              20,635     22,556    65,749
  Accrued income taxes                         9,937      6,775     4,227
  Other accrued liabilities                   20,322     21,093    25,080
                                             _______     ______   _______
       Total Current Liabilities             102,260     89,442   129,950

Long-Term Debt                                  ---      20,000      ---
Other Long-Term Liabilities                   14,226     13,337    13,818
Deferred Income Taxes                          5,293      3,652     4,881

Shareholders' Equity                         107,995     91,354    98,832
                                             _______    _______   _______
  Total Liabilities & Shareholders' Equity $ 229,774    217,785   247,481
                                           =========    =======   =======

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                  JOHN WILEY & SONS, INC AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                (In thousands except per share information)

                                         Three Months          Six Months
                                      Ended October 31,     Ended October 31,
                                        1995      1994       1995       1994
                                      -----------------     -----------------
Revenues                            $  86,831    78,558    174,923    159,345

Costs and Expenses
 Cost of sales                         29,329    26,254     58,201     52,644
 Operating and administrative expenses 49,268    45,658     95,887     88,389
 Amortization of intangibles            1,115       994      2,220      2,210
                                       ______    ______    _______    _______
 Total Costs and Expenses              79,712    72,906    156,308    143,243
                                       ______    ______    _______    _______

Operating Income                        7,119     5,652     18,615     16,102
Interest Income and Other                 134       162        531        648
Interest Expense                         (187)     (676)      (216)    (1,501)
                                        ______    ______    _______    _______
Interest Income (Expense) - Net           (53)     (514)       315       (853)
                                        ______    ______    _______    _______
Income Before Taxes                     7,066     5,138     18,930     15,249
Provision For Income Taxes              2,826     2,056      7,572      6,100
                                     ________     _____     ______      _____
Net Income                           $  4,240     3,082     11,358      9,149
                                     ========     =====     ======      =====

Net Income Per Share
 Primary                              $  0.26      0.19       0.69       0.56
 Fully Diluted                        $  0.26      0.19       0.69       0.56

Cash Dividends Per Share
 Class A Common                     $  0.0875    0.0775     0.1750     0.1550
 Class B Common                     $  0.0775    0.0688     0.1550     0.1375

Average Shares
 Primary                               16,538    16,250     16,496     16,242
 Fully Diluted                         16,568    16,282     16,517     16,276

The accompanying Notes are an integral part of the condensed consolidated financial statements.

           JOHN WILEY & SONS, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED
                        (In thousands)

                                                           Six Months
                                                        Ended October 31,
                                                        1995        1994
                                                       ------------------
Operating Activities
  Net income                                         $ 11,358         9,149
  Non-cash items                                       25,495        21,381
  Net change in operating assets and liabilities      (63,063)      (48,648)
                                                      ________      ________
  Cash Used in Operating Activities                   (26,210)      (18,118)
                                                      ________      ________

Investing Activities
  Additions to product development assets             (11,909)       (9,153)
  Additions to property and equipment                  (4,153)       (2,266)
  Acquisition of publishing assets                     (1,467)       (4,753)
  Proceeds from sale of publishing lines                 ---           ---
                                                      ________      ________
  Cash Used for Investing Activities                  (17,529)      (16,172)
                                                      ________      ________

  Purchase of treasury shares                          (1,162)         ---
  Repayment of long-term debt                            ---         (6,000)
  Net borrowings of short-term debt                    14,705           179
  Cash dividends                                       (2,748)       (2,392)
  Proceeds from exercise of stock options                 840           180
                                                       _______       _______
  Cash Provided by (Used for) Financial Activities     11,635        (8,033)
                                                       _______       _______

Effects of Exchange Rate Changes on Cash                 (228)          737
                                                       _______       _______

Cash and Cash Equivalents
  Decrease for Period                                 (32,332)      (41,586)
  Balance at Beginning of Period                       34,410        57,457
                                                      ________       _______
  Balance at End of Period                            $ 2,078        15,871
                                                      ========       =======

Cash Paid During the Period for
  Interest                                              $ 103         1,722
  Income taxes                                          $ 728         4,736

The accompanying Notes are an integral part of the condensed consolidated financial statements.

            JOHN WILEY & SONS, INC., AND SUBSIDIARIES
                       NOTES TO UNAUDITED
           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 1995


1.In    the    opinion   of   management,   the   accompanying    unaudited
  condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of October 31, 1995 and April 30, 1995, and results of operations and cash flows for the periods ended October 31, 1995 and 1994. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 1995.

2.The   results  for  the  six  months  ended  October  31,  1995  are  not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the current period's presentation. Share data has been restated to reflect the 2-for-1 stock split of October 5, 1995.

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

4.Inventories were as follows:

                                       October 31,             April 30,
                                   1995           1994           1995
                               -------------------------------------------
                                               (Thousands)

Finished goods                 $  37,408         32,727         36,467
Work-in-process                    6,494          5,201          5,762
Paper, cloth and other             5,983          3,429          2,769
                                  ______         ______         ______
                                  49,885         41,357         44,998
LIFO reserve                      (4,263)        (2,689)        (3,463)
                               ----------        -------        -------
Total inventories              $  45,622         38,668         41,535
                               ==========        =======        =======

            JOHN WILEY & SONS, INC., AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        OCTOBER 31, 1995


FINANCIAL CONDITION

  During this seasonal period of cash usage, operating activities used $26.2 million of cash, or $8.1 million more than the prior year's comparable period. The increase was primarily due to the planned increase in expenses and to higher inventory and receivable levels. The use of cash during this period is consistent with the seasonality of the journal subscription and the educational sector's receipts cycle which occur, for the most part, in the second half of the fiscal year.

  Investing activities used $17.5 million during the current quarter, or $1.4 million more than the prior year. Current year acquisitions included the Preservation Press consisting of architectural heritage books and technical preservation guides.

  Financing activities during the period primarily reflect short-term borrowing needs as a result of prepaying long-term debt at the end of last fiscal year, as well as dividend payments and the purchase of treasury shares.


RESULTS OF OPERATIONS
SECOND QUARTER ENDED OCTOBER 31, 1995

  Revenues for the second quarter advanced 11% to $86.8 million compared with $78.6 million in the prior year. Operating income for the current quarter was $7.1 million, a 26% increase, compared with $5.7 million in the prior year. Net income advanced 38%.

  The improvement in revenues and operating income was driven primarily by the Company's scientific, technical and medical journals programs and its professional and trade business and computer book lines. College division results for the quarter, although still below expectations, benefited from the shift in ordering patterns from the first quarter into the second quarter as previously communicated. European and Asian operations continued to reflect healthy revenue gains.

  Cost of sales as a percentage of revenues increased from 33.4% in the prior year to 33.8%, due to higher paper costs which were anticipated. Operating expenses as a percentage of revenues improved from 58.1% to 56.7%, as operating costs grew at a slower rate than revenue growth due to cost containment measures.

  Interest  expense declined by $.5 million due to the prepayment of  $26  million  of high-cost debt at the end of  last  fiscal
  year.   The  effective tax rate of 40% was the  same  for  both
  periods.

RESULTS OF OPERATIONS
SIX MONTHS ENDED OCTOBER 31, 1995

  Revenues for the first six months of fiscal 1996 were $174.9 million, or 10% ahead of the $159.3 million in the comparable prior year period. Operating income was $18.6 million, or 16% above the $16.1 million of the prior year period. Net income was $11.4 million, an increase of $2.2 million, or 24% over
  the  prior  year  period.   The improvements  in  revenues  and
  income for the period are attributable to the same factors noted in the results of operations for the second quarter.

  For the year-to-date, cost of sales as a percentage of revenues increased from 33.0% to 33.3%, and operating expenses declined from 55.5% to 54.8%.

  The effective tax rate was 40% in both years.

PART II - OTHER INFORMATION

Item 4.Submission of Matters to a Vote of Security Holders
       The following matters were voted upon at the annual meeting of shareholders of the Company on September 21, 1995.

       Election of Directors
       Fourteen directors as indicated in the Proxy Statement were elected to the Board, five of whom were elected by the holders of Class A Common Stock, and nine by the holders of Class B Common Stock

       Ratification  of  Appointment of Arthur Andersen  LLP,  as
       Independent Public Accountants for the Fiscal Year  Ending
       April 30, 1996

       The appointment was ratified as follows:

         Votes for       1,984,900
         Votes Against          76
         Abstentions           219

       Amendment to the Certificate of Incorporation to Increase the Number of Authorized Shares of Capital Stock

       The amendment to increase the total number of authorized shares of capital stock of the company from 16 million to 44 million, to increase the number of authorized shares of Class A stock from 10 million to 30 million, and to increase the number of authorized shares of Class B stock from 4 million to 12 million was approved as follows:

         Votes for       1,770,157
         Votes Against     206,568
         Abstentions         7,062

       Amendment to the 1990 Director's Stock Plan
       The amendment to permit Directors to receive stock in lieu of all or a portion of eligible cash compensation was approved as follows:

         Votes for       1,958,800
         Votes Against      10,243
         Abstentions        15,036

Item 6.Exhibits and Reports on Form 8-K

       (a)Exhibits
          27 - Financial Data Schedule

       (b)Reports on Form 8-K
          No reports on Form 8-K were filed during the quarter ended October 31, 1995.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   JOHN WILEY & SONS, INC.
                                   Registrant


                                   By/s/     Charles R. Ellis
                                             ______________
                                             Charles R. Ellis
                                             President and
                                             Chief Executive Officer


                                   By/s/     Robert D. Wilder
                                             ______________
                                             Robert D. Wilder
                                             Senior Vice President and
                                             Chief Financial Officer


Dated: December 14, 1995
                                 -10-