Form 10-Q
period 1996-01-31
WILEY JOHN & SONS INC
filed 1996-03-11
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended January 31, 1996  Commission File No. 1-11507

                                  OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES ACT OF 1934
                 For the transition period from     to

                        JOHN WILEY & SONS, INC.
        (Exact name of Registrant as specified in its charter)

             NEW YORK                          13-5593032
 -------------------------------          --------------------
 (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)          Identification No.)

  605 THIRD AVENUE, NEW YORK, NY               10158-0012
 -------------------------------          --------------------
 (Address of principal executive                Zip Code
             offices)

  Registrant's telephone number,             (212) 850-6000
       including area code
 -------------------------------           -------------------

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

The number of shares outstanding of each of the Registrant's classes of common stock as of January 31, 1996 were:

                  Class A, par value $1.00  -     12,808,196
                  Class B, par value $1.00  -      3,268,060

             This is the first of an eleven page document

                        JOHN WILEY & SONS, INC.

                                 INDEX

PART I -  FINANCIAL INFORMATION                                PAGE NO.

Item 1.   Financial Statements.

          Condensed Consolidated Statements of Financial
          Position - Unaudited as of January 31, 1996 and 1995,
          and April 30, 1995                                       3

          Condensed Consolidated Statements of Income
          - Unaudited for the Nine Months ended
          January 31, 1996 and 1995                                4

          Condensed Consolidated Statements of Cash Flow
          - Unaudited for the Nine Months ended
          January 31, 1996 and 1995                                5

          Notes to Unaudited Condensed Consolidated
          Financial Statements                                     6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations        7 - 8

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                         9

SIGNATURES                                                        10

Exhibit 27 Financial Data Schedule                                11

            JOHN WILEY & SONS, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION -
                           UNAUDITED
                         (In thousands)

                                          January 31,     April 30,
                                      ------------------- ---------
                                         1996      1995      1995
                                      --------- ---------  --------
Assets

Current Assets
 Cash  and cash equivalents           $  66,235    79,208    34,410
 Accounts receivable                     73,515    65,441    52,562
 Inventories                             46,968    37,555    41,535
 Deferred income tax benefits             8,672     8,151     8,004
 Prepaid expenses                         2,948     3,004     4,680
       Total Current Assets             198,338   193,359   141,191
                                      ---------  --------  --------

Product Development Assets               28,781    22,091    24,509
Property and Equipment                   21,177    19,245    21,244
Intangible Assets                        51,024    49,726    53,351
Other Assets                              8,098     8,203     7,186
                                      ---------  --------  --------
       Total Assets                   $ 307,418   292,624   247,481
                                      ---------  --------  --------

Liabilities & Shareholders' Equity

Current Liabilities
 Notes payable and current portion     $  1,477     7,313       621
      of long-term debt
 Accounts and royalties payable          46,046    40,463    34,273
 Deferred subscription revenues          86,684    76,180    65,749
 Accrued income taxes                     9,690     7,218     4,227
 Other accrued liabilities               24,178    27,127    25,080
                                      ---------  --------  --------
       Total Current Liabilities        168,075   158,301   129,950

Long-Term Debt                               --    20,000        --
Other Long-Term Liabilities              14,749    13,981    13,818
Deferred Income Taxes                     9,519     3,696     4,881

Shareholders' Equity                    115,075    96,646    98,832
                                      ---------  --------  --------
       Total Liabilities &            $ 307,418   292,624   247,481
            Shareholders'Equity       --------- --------- ---------


The accompanying Notes are an integral part of the condensed consolidated financial statements.

               JOHN WILEY & SONS, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
              (In thousands except per share information)

                                         Three Months        Nine Months
                                       Ended January 31,   Ended January 31,
                                      ------------------  ------------------
                                        1996      1995      1996      1995
                                      --------  --------  --------  --------
Revenues                             $ 97,409    91,930    272,332   251,275

Costs and Expenses
 Cost of sales                         35,838    32,530     94,039    85,174
 Operating and admin. expenses         49,728    48,285    145,615   136,674
 Amortization of intangibles            1,133       875      3,353     3,085
                                     --------  --------   --------  --------
 Total Costs and Expenses              86,699    81,690    243,007   224,933
                                     --------  --------   --------  --------

Operating Income                       10,710    10,240     29,325    26,342
Interest Income and Other               4,838       489      5,369     1,137
Interest Expense                         (127)     (689)      (343)   (2,190)
                                     --------  --------   --------  --------
Interest Income (Expense)-Net           4,711      (200)     5,026    (1,053)
                                     --------  --------   --------   --------
Income Before Taxes                    15,421    10,040     34,351    25,289
Provision For Income Taxes              5,586     3,510     13,158     9,610
                                     --------  --------   --------   --------
Net Income                            $ 9,835     6,530     21,193    15,679
                                     --------  --------   --------  --------
Net Income Per Share
 Primary                              $  0.59      0.40       1.28      0.96
 Fully Diluted                        $  0.59      0.40       1.28      0.96

Cash Dividends Per Share
 Class A Common                      $ 0.0875    0.0775     0.2625    0.2325
 Class B Common                      $ 0.0775    0.0688     0.2325    0.2063

Average Shares
 Primary                               16,604    16,304     16,542    16,266
 Fully Diluted                         16,616    16,378     16,576    16,360


The accompanying Notes are an integral part of the condensed consolidated financial statements.

          JOHN WILEY & SONS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED
                       (In thousands)

                                                              Nine Months
                                                           Ended January 31,
                                                        ---------------------
                                                           1996        1995
                                                        ---------   ---------
Operating Activities
  Net income                                            $ 21,193      15,679
  Non-cash items                                          38,493      34,825
  Net change in operating assets and liabilities           3,892       4,497
                                                       ---------   ---------
  Cash Provided by Operating Activities                   63,578      55,001
                                                       ---------   ---------
Investing Activities
  Additions to product development assets                (19,231)    (13,894)
  Additions to property and equipment                     (5,658)     (4,291)
  Acquisition of publishing assets                        (1,975)     (7,424)
                                                       ---------   ---------
  Cash Used for Investing Activities                     (26,864)    (25,609)
                                                       ---------   ---------
Financing Activities
  Purchase of treasury shares                             (2,292)         -
  Repayment of long-term debt                                -        (6,000)
  Net borrowings of short-term debt                          847       1,209
  Cash dividends                                          (4,125)     (3,591)
  Proceeds from exercise of stock options                  1,112         273
                                                       ---------   ---------
  Cash Used for Financing Activities                      (4,458)     (8,109)
                                                       ---------   ---------

Effects of Exchange Rate Changes on Cash                    (431)        468
                                                       ---------   ---------
Cash and Cash Equivalents
  Increase for Period                                     31,825      21,751
  Balance at Beginning of Period                          34,410      57,457
                                                       ---------   ---------
  Balance at End of Period                              $ 66,235      79,208
                                                       ---------   ---------
Cash Paid During the Period for
  Interest                                                 $ 487       3,102
  Income taxes                                          $ (2,468)      7,460

The accompanying Notes are an integral part of the condensed consolidated financial statements.

               JOHN WILEY & SONS, INC., AND SUBSIDIARIES
                          NOTES TO UNAUDITED
              CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           JANUARY 31, 1996

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of January 31, 1996 and 1995, and April 30, 1995, and results of operations and cash flows for the periods ended January 31, 1996 and 1995. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 1995.

2. The results for the nine months ended January 31, 1996 are not necessarily indicative of the results to be expected for the full year. Share data has been restated to reflect the 2-for-1 stock split of October 5, 1995.

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

4. Inventories were as follows:

                                  January 31,             April 30,
                           --------------------------    -----------
                              1996           1995           1995
                           -----------    -----------    -----------
                                          (Thousands)

Finished goods             $  39,664         30,115         36,467
Work-in-process                5,458          5,772          5,762
Paper, cloth and other         6,209          5,347          2,769
                           -----------    -----------    -----------
                              51,331         41,234         44,998

LIFO reserve                  (4,363)        (3,679)        (3,463)
                           -----------    -----------    -----------

Total inventories          $  46,968         37,555         41,535
                           -----------    -----------    -----------

5. Net income for the third quarter of the current fiscal year includes interest income after taxes of $2.6 million, equal to $0.16 per share, relating to interest received on the favorable resolution of amended tax return claims.

               JOHN WILEY & SONS, INC., AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           JANUARY 31, 1996

FINANCIAL CONDITION

Operating activities for the first nine months of fiscal 1996 provided $63.6 million of cash, or $8.6 million more than the prior year's comparable period. Approximately $6 million of the increase was attributable to tax refunds and interest received on the favorable resolution of amended tax return claims. The remaining improvement was due to higher journal receipts compared with the prior year. The generation of cash during this period is consistent with the seasonality of the journal subscription receipts cycle which occurs, for the most part, in the third quarter of the fiscal year.

Investing activities used $26.9 million during the current period, compared with $25.6 million in the prior year. Investments in product development assets of $19.2 million increased $5.3 million over the prior year in support of the higher volume of business.

Financing activities primarily reflect dividends and the purchase of treasury shares.

RESULTS OF OPERATIONS
THIRD QUARTER ENDED JANUARY 31, 1996

Revenues for the third quarter advanced 6% to $97.4 million compared with $91.9 million in the prior year. Operating income for the current quarter was $10.7 million, or a 5% increase, compared with $10.2 million in the prior year. Net income advanced 51% for the quarter, or 10% excluding the effects of the interest received on the tax settlement as mentioned in Note 5 of the Notes to the Financial Statements.

The improvement in revenues and operating income was primarily attributable to strong performances in the Company's scientific, technical and medical journal programs and in its professional/trade computer book line. The college division, although reflecting revenue gains for the quarter better than industry averages, is operating in a market that is showing only slight growth overall. Revenue gains were also noteworthy in the Company's European and Asian operations.

Cost of sales as a percentage of revenues was 36.8% for the third quarter of the current year compared with 35.4% in the prior year, reflecting higher paper costs which were anticipated. Operating expenses as a percentage of revenues decreased from 52.5% in the prior year to 51.1%, as operating costs grew at a slower rate than revenue growth due to cost containment measures.

Interest income increased as a result of the favorable tax settlement. Interest expense declined by $.6 million for the quarter and $1.8 million for the year-to-date due to the prepayment of $26 million of high-cost debt at the end of last fiscal year. The effective tax rate was 36% compared with 35% in the prior years' third quarter.

RESULTS OF OPERATIONS
NINE MONTHS ENDED JANUARY 31, 1996

Revenues for the first nine months of fiscal 1996 were $272.3 million, or 8% ahead of the $251.3 million in the comparable prior year period. Operating income was $29.3 million, or 11% above the $26.3 million of the prior year period. Net income was $21.2 million, an increase of $5.5 million, or 35% over the prior year. Excluding the effects of the interest received on the tax settlement, net income increased 18% over the prior year.

For the year-to-date, cost of sales as a percentage of revenues increased from 33.9% to 34.5%, and operating expenses declined from 54.4% to 53.5% of revenues.

The improvements in revenues and income for the period, as well as the variances in the expense ratios, are attributable to the same factors noted in the results of operations for the third quarter.

The effective tax rate was approximately 38% in both years.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

  (a)     Exhibits
          27 - Financial Data Schedule

  (b)     Reports on Form 8-K
          No reports on Form 8-K were filed during the quarter ended January 31, 1996.

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

Dated:  March 11, 1996