Form 10-K
period 1996-04-30
WILEY JOHN & SONS INC
filed 1996-06-26
CIK 107140

FORM 10-K

            SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC  20549

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended:        April, 30, 1996

                            OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the transition period from          to
Commission file number          1-11507

                  JOHN WILEY & SONS, INC.
  (Exact name of Registrant as specified in its charter)

            NEW YORK                         13-5593032
- ---------------------------------    --------------------------

 State or other jurisdiction of           I.R.S. Employer
  incorporation or organization          Identification No.
 605 Third Avenue, New York, NY              10158-0012
- ---------------------------------    --------------------------

 Address of principal executive               Zip Code
             offices

  Registrant's telephone number            (212) 850-6000
       including area code           --------------------------


Securities registered pursuant to
    Section 12(b) of the Act:

       Title of each class             Name of each exchange on
                                           which registered

 Class A Common Stock, par value       New York Stock Exchange
         $1.00 per share

 Class B Common Stock, par value       New York Stock Exchange
         $1.00 per share

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

      The number of shares outstanding of the Registrant's
Class  A  and  Class B Common Stock, par value  $1.00  per
share  as  of  May 31, 1996, was 12,926,878 and  3,206,058
respectively, and the aggregate market value of such shares of Common Stock held by non-affiliates of the Registrant as of such date was $402,004,202 based upon the closing market price of the Class A and Class B Common
Stock.

            DOCUMENTS INCORPORATED BY REFERENCE

      The Registrant's Definitive proxy Statement to be filed with the Commission on or about August 9, 1996 for the Annual Meeting of Shareholders to be held on September
19, 1996, (the "1996 Proxy Statement") is, to the extent noted below, incorporated by reference in Part III.

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

       In  fiscal  1996,  the  Company  acquired  Clinical
Psychology  Publishing  Company  (CPPC),  a  publisher  of
journals   and  books  in  the  fields  of  clinical   and
educational  psychology; Preservation Press consisting  of
architectural   heritage  books,  technical   preservation
guides and children's architecture books; and certain other smaller publishing properties. In addition, the Company became the publisher of Cancer, the American
Cancer Society's medical journal.

      Subsequent to the fiscal 1996 year-end, the  Company
acquired a 90% interest in the German based VCH Publishing
Group  (VCH) for approximately $100 million in cash.   VCH
publishes  nearly 100 scholarly and professional journals,
as  well  as more than 500 books annually, with a backlist
of  3,000 titles.  VCH is a leading scientific, technical,
and   professional  publisher  in  chemistry  and  related
disciplines.  The group also includes Akademie  Verlag,  a
science  and  humanities  publisher;  Ernst  &  Sohn,   an
architecture  and  civil  engineering  publisher;  Academy
Group,  a  London-based architecture and design publisher;
and Chemical Concepts, an electronic chemical database publisher.

      The company is on the Internet with a World Wide Web site located at http://www.wiley.com.

Domestic Publishing Operations

      Adopted  textbooks (i.e., textbooks  prescribed  for
course  use)  are  sold  primarily to  bookstores  serving
educational  institutions  in  the  United  States  (i.e.,
college  bookstores).  The Company employs  college  sales
representatives who call upon faculty members  responsible
for  selecting books to be used in courses, and  upon  the
college bookstores which serve such institutions and their
students.   Approximately 2,400 domestic college bookstore
accounts   are  active  customers.   Textbook  sales   are
generally made on a fully returnable basis.

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

      The Export Sales Department in New York markets  the
Company's  publications through agents as well as  foreign
sales representatives in countries not served by a foreign
subsidiary.  John Wiley & Sons International Rights,  Inc.
sells  foreign  reprint  and  translations  rights.    The
Company  publishes,  or licenses others  to  publish,  its
products which are distributed throughout the world in  40
foreign languages.

      Approximately  41%  of  the  Company's  fiscal  1996
revenues were derived from non-U.S. markets.

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

      Materials for publication are obtained from  authors
throughout  most of the world through the  efforts  of  an
editorial staff, outside editorial advisors, and  advisory
boards.  Most materials originate with their authors,  but
many   are   prepared  as  a  result  of  suggestions   or
solicitations  by  editors  or  advisors.   The  Company's
general  practice is to revise its basic  textbooks  every
three  to  five years, if warranted, and to  revise  other
titles as appropriate.  Approximately 36% of the Company's
fiscal  1996 domestic book publishing revenues  were  from
titles   published  or  revised  in  that   fiscal   year.
Subscription-based products, other than journals, are updated more frequently on a regular schedule.

     Most journals are owned by the Company, in which case
they  may  or  may  not  be sponsored  by  a  professional
society.   Some are owned by such societies and  published
by  the  Company  under  an  agreement.   Societies  which
sponsor  or own such journals generally receive a  royalty
and/or other consideration which varies with the nature of
the   relationship.   The  Company  usually  enters   into
agreements  with the editors of journals which  state  the
duties of the editors, and the fees and expenses for their
services.   Contributions  of  journal  articles  transfer
publication rights to the Company or professional society, as applicable. Journal revenues represented approximately
31% of the Company's fiscal 1996 revenues.

      The  Company's publishing business is not  dependent
upon  a  single customer, the loss of whom  could  have  a
material  adverse  effect.   Approximately  86%   of   the
Company's journal subscription business is sourced through
independent   subscription   agents.    These    companies
facilitate  the journal ordering process by  consolidating
the   subscription  orders/billings  of  each  subscriber.
Monies  are collected in advance from subscribers  by  the
subscription  agents  and  are  remitted  to  the  journal
publishers, including the Company, generally prior to  the
commencement  of  the subscription.   Cash  receipts  from
subscription   agents  are  highly  dependent   on   their
financial position and liquidity. No one agent accounts for more than 6% of total consolidated revenues.

      The Company performs marketing and distribution services for other publishers under agency arrangements.
It also engages in co-publishing of titles with foreign publishers and in publication of adaptations of works from other publishers for particular markets.

      Like  most  other publishers, the Company  generally
contracts  with  independent printers  and  binderies  for
their  services.   The Company purchases  its  paper  from
printers  and  from independent suppliers.   Paper  prices
have  increased  over  the past few  years.   The  Company
believes that adequate printing and binding facilities, and sources of paper and other required materials are available to it, and that it is not dependent upon any single supplier.

      The Company produces electronic versions of some  of
its   products  including  software,  video,  CD-ROM,  and
through on-line services.  Approximately 700 products  are
available in electronic formats, of which 200 are  primary
stand-alone   products  with  the  remainder  representing
supplemental products in support of other print  products.
The  Company  believes that the demand for new  electronic
technology   products  will  increase.   Accordingly,   to
properly service its customers and to remain competitive, the Company anticipates it will be necessary to increase its expenditures related to such new technologies over the next several years.

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

      The Company knows of no reliable industry statistics
which  would  enable  it to determine  its  share  of  the
various  foreign  markets  in  which  its  operates.   The
Company  believes that the percentage of  its  total  book
publishing sales in markets outside the United  States  is
higher  than that of most of the United States publishers.
The Company also believes, with the acquisition of VCH, it
is   the  second  largest  publisher  of  scientific   and
technical journals worldwide, as well as the leading commercial chemistry publisher, and one of the three largest publishers of university and college textbooks for the "hardside" disciplines, i.e. engineering, sciences and mathematics.

Employees

       As   of   April  30,  1996,  the  Company  employed
approximately   1,830  persons  on   a   full-time   basis
worldwide,   none  of  whom  are  unionized.    Management
considers relations with its employees to be generally satisfactory.

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

Executive Officers

      Set forth below as of April 30, 1996 are the names and ages of all executive officers of the Company, the period during which they have been officers, and the offices presently held by each of them.

                    Officer
Name and Age         Since                Present Office
- ---------------    ---------             ----------------

Bradford Wiley II     1993     Chairman of the Board since January
        55                     1993 and a Director (previously
                               Editor, College Division)

Charles R. Ellis      1988     President and Chief Executive Officer
        61                     and a Director since June 1990

Stephen A. Kippur     1986     Senior Vice President, Professional,
        49                     Reference & Trade Publishing Group
                               since July 1990

William J. Pesce      1989     Senior Vice President, Educational &
        45                     International Publishing Group since
                               February 1996  (previously Senior
                               Vice President, Educational
                               Publishing Group)

Richard S. Rudick     1978     Senior Vice President, General
        57                     Counsel since June 1989 (previously
                               Vice President, General Counsel and
                               Secretary)

Robert D. Wilder      1986     Senior Vice President, Chief
        48                     Financial Officer since June 1990

William Arlington     1990     Vice President, Human Resources since
        47                     June 1990

Peter W. Clifford     1989     Vice President, Finance and
        50                     Controller since November 1991
                               (previously Vice President,
                               Controller)

Deborah E. Wiley      1982     Vice President and Director of
        50                     Corporate Communications since June
                               1994 and a Director (previously Vice
                               Chairman of the Board)

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

  Location        Purpose     Approx. Sq.  Lease Expiration
                                  Ft.            Date
- ----------------------------------------------------------
Leased-
Domestic:

New York,      Executive and    230,000          2003
New York       Editorial
               Offices

Somerset,      Distribution     170,000          1998
New Jersey     Center and
               Office

Somerset,      Warehouse         50,000          2000
New Jersey

Colorado       Office            17,000          2000
Springs,
Colorado

Leased-
Foreign:

Brisbane,      Office            16,000          1998
Australia      Warehouse         26,000          2000

Toronto,       Office            14,000          2001
Canada         Warehouse         41,000          1996

Chichester,    Office            52,000          2009
England        Warehouse         70,000          2012

Asia           Office            53,000          1997
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

Item 4.   Submission of Matters to a
          Vote of Security Holders

      No matters were submitted to the Company's security holders during the last quarter of the fiscal year ended
April, 30, 1996.

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

Item 9.   Changes in and Disagreements with
          Accountants   on  Accounting   and   Financial Disclosure

     None.

                         PART III

Item 10.  Directors and Executive Officers

      The information regarding the Board of Directors on pages 4 to 11 of the 1996 Proxy Statement is incorporated herein by reference, and information regarding Executive
Officers appears in Part I of this report.

Item 11.  Executive Compensation

      The  information on pages 12 to 18 of the 1996 Proxy
Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain
     Beneficial Owners and Management

     The information on pages 3, 4, 10, and 11 of the 1996
Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      The  information on pages 5 to 6 of the  1996  Proxy
Statement is incorporated herein by reference.

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

          (b)  Reports on Form 8-K.
               No reports on form 8-K were filed during the quarter ended April 30, 1996.

          (c)  Exhibits

2.1     Purchase  and  Assignment Agreement dated  May  7,
        1996  among the Company and VCH Publishing Limited
        Partnership (incorporated by reference to the Company's report on Form 8-K dated as of June 13,
        1996).

2.2     Purchase  and  Assignment Agreement dated  May  7,
        1996  among the Company and Gesellschaft Deutscher
        Chemiker   e.V.   and   Deutsche   Pharmazeutische
        Gesellschaft e.V. (incorporated by reference to the Company's report on Form 8-K dated as of June
        13, 1996).

3.1     Restated      Certificate     of     Incorporation
        (incorporated   by  reference  to  the   Company's
        report  on Form 10-K for the year ended April  30,
        1992).

3.2 Certificate of Amendment of the Certificate of Incorporation dated October 13, 1995.

3.3     Restated   By-Laws   dated   as   of   July   1994
        (incorporated   by  reference  to  the   Company's
        report  on Form 10-K for the year ended April  30,
        1995).

4.1 Form of agreement between the Company and certain employees restricting transfer of Class B Common
        Stock  (incorporated by reference to the Company's
        Report on Form 10-Q for the quarterly period ended January 31, 1986).

10.1 Credit Agreement dated as of March 30, 1995 among the Company, Morgan Guaranty Trust Company of New
        York,  Chemical Bank, Corestates Bank,  N.A.,  and
        Morgan  Guaranty  Trust Company of  New  York,  as
        Agent (incorporated by reference to the Company's report on Form 10-K for the year ended April 30,
        1995).

10.2 Credit Agreement dated as of June 12, 1996 among the Company and the Banks from time to time parties hereto and Morgan Guaranty Trust Company of New York, as Agent.

10.3    1991  Key  Employee  Stock Plan  (incorporated  by
        reference   to  the  Company's  Definitive   Proxy
        Statement dated August 8, 1991).

10.4    1982   and   1987  Incentive  Stock   Option   and
        Performance    Stock   Plans   (incorporated    by
        reference   to  the  Company's  Definitive   Proxy
        Statements  dated  July 30, 1982  and  August  10,
        1987).

10.5    Amendment  to  1982 Stock Option  and  Performance
        Stock   Plan  dated  as  of  September  19,   1985
        (incorporated   by  reference  to  the   Company's
        Report  on  Form  8-K dated as  of  September  19,
        1985).

10.6    Amendment  to  1982  Incentive  Stock  Option  and
        Performance Stock Plan dated as of March  2,  1989
        (incorporated   by  reference  to  the   Company's
        Report  on Form 10-K for the year ended April  30,
        1989).

10.7    Amendment  to  1987  Incentive  Stock  Option  and
        Performance Stock Plan dated as of March  2,  1989
        (incorporated   by  reference  to  the   Company's
        Report  on  10-K  for  the year  ended  April  30,
        1989).

10.8 1990 Director Stock Plan as Amended and Restated as of June 22, 1995.

10.9    1989   Supplemental  Executive   Retirement   Plan
        (incorporated   by  reference  to  the   Company's
        Report  on Form 10-K for the year ended April  30,
        1989).

10.10   Agreement  of  Lease  dated as  of  May  16,  1985
        between  Fisher  40th & 3rd Company  and  Hawaiian
        Realty,  Inc.,  Landlord, and the Company,  Tenant
        (incorporated   by  reference  to  the   Company's
        Report  on Form 10-K for the year ended April  30,
        1985).

10.11   Form  of  the Fiscal Year 1995 Executive Long-Term
        Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended
        April 30, 1994).

10.12   Form  of  the Fiscal Year 1996 Executive Long-Term
        Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended
        April 30, 1995).

10.13   Form  of  the Fiscal Year 1997 Executive Long-Term
        Incentive Plan.

10.14   Form  of  the  Fiscal Year 1996  Executive  Annual
        Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended
        April 30, 1995).

10.15   Form  of  the  Fiscal Year 1997  Executive  Annual
        Incentive Plan.

10.16 Senior Executive Employment Agreement amended as of March 29, 1995 between Charles R. Ellis and the Company (incorporated by reference to the Company's Report on Form 10-K for the year ended
        April 30, 1995).

10.17   Restricted Stock Award Agreement dated as of  June
        23,   1994  between  Charles  R.  Ellis  and   the
        Company.   (incorporated  by  reference   to   the
        Company's Report on Form 10-Q for the quarterly period ended July 31, 1995).

10.18   Senior Executive Employment Agreement dated as  of
        July  1,  1994 between Stephen A. Kippur  and  the
        Company.   (incorporated  by  reference   to   the
        Company's Report on Form 10-Q for the quarterly period ended July 31, 1995).

10.19   Amendment  No.  1  to Stephen A.  Kippur's  Senior
        Executive  Employment Agreement dated as  of  July
        1,   1994.  (incorporated  by  reference  to   the
        Company's Report on Form 10-Q for the quarterly period ended July 31, 1995).

10.20   Restricted Stock Award Agreement dated as of  June
        23,   1994  between  Stephen  A.  Kippur  and  the
        Company.   (incorporated  by  reference   to   the
        Company's Report on Form 10-Q for the quarterly period ended July 31, 1995).

10.21   Senior Executive Employment Agreement dated as  of
        July  1,  1994  between William J. Pesce  and  the
        Company.   (incorporated  by  reference   to   the
        Company's Report on Form 10-Q for the quarterly period ended July 31, 1995).

10.22   Amendment  No.  1  to William  J.  Pesce's  Senior
        Executive  Employment Agreement dated as  of  July
        1,   1994.  (incorporated  by  reference  to   the
        Company's Report on Form 10-Q for the quarterly period ended July 31, 1995).

10.23   Restricted Stock Award Agreement dated as of  June
        23,   1994  between  William  J.  Pesce  and   the
        Company.   (incorporated  by  reference   to   the
        Company's Report on Form 10-Q for the quarterly period ended July 31, 1995).

10.24   Senior Executive Employment Agreement dated as  of
        July  1,  1994  between Robert D. Wilder  and  the
        Company.   (incorporated  by  reference   to   the
        Company's Report on Form 10-Q for the quarterly period ended July 31, 1995).

10.25   Amendment  No.  1  to  Robert D.  Wilder's  Senior
        Executive  Employment Agreement dated as  of  July
        1,   1994.  (incorporated  by  reference  to   the
        Company's Report on Form 10-Q for the quarterly period ended July 31, 1995).

10.26   Restricted Stock Award Agreement dated as of  June
        23,   1994  between  Robert  D.  Wilder  and   the
        Company.   (incorporated  by  reference   to   the
        Company's Report on Form 10-Q for the quarterly period ended July 31, 1995).

22      List of Subsidiaries of the Company.

24      Consent    of   Independent   Public   Accountants
        (included  in  this  report  as  listed   in   the
        attached index).

27      Financial Data Schedule.

         JOHN WILEY & SONS, INC. AND SUBSIDIARIES

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

     The following financial statements and information appearing on the pages indicated are filed as part of this
Report:

                                                         Page(s)
Report of Independent Public Accountants and
Consent of Independent Public Accountants                   16

Consolidated Statements of Financial Position
as of April 30, 1996 and 1995                               17

Consolidated Statements of Income and Retained Earnings
for the years ended April 30, 1996, 1995 and 1994           18

Consolidated Statements of Cash Flows for the
years ended April 30, 1996, 1995 and 1994                   19

Notes to Consolidated Financial Statements               20-27

Management's Discussion and Analysis of Financial
Condition
and Results of Operations                                28-30

Results by Quarter (Unaudited)                              31

Quarterly Share Prices, Dividends and Related Stockholders
Matters                                                     31

Selected Financial Data                                     32

Schedule II - Valuation and Qualifying Accounts             33


      Other  schedules are omitted because of  absence  of
conditions   under  which  they  apply  or   because   the
information required is included in the Notes to the Consolidated Financial Statements.

         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and the Shareholders of John Wiley & Sons, Inc.:

       We   have  audited  the  accompanying  consolidated
statements  of  financial position of John Wiley  &  Sons,
Inc.  (a  New  York corporation), and subsidiaries  as  of
April  30,  1996  and  1995, and the related  consolidated
statements of income and retained earnings and cash  flows
for  each of the three years in the period ended April 30,
1996.    These  financial  statements  and  the   schedule
referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of John Wiley & Sons, Inc., and subsidiaries as of April 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1996 in conformity with generally accepted accounting principles.

      Our  audits were made for the purpose of forming  an
opinion  on  the  basic financial statements  taken  as  a
whole.   The  schedule listed in the Index to Consolidated
Financial  Statements  and  Schedules  is  presented   for
purposes  of  complying with the Securities  and  Exchange
Commission's rules and is not a required part of the basic
financial statements.  This schedule has been subjected to
the auditing procedures applied in the audits of the basic
financial statements and, in our opinion, is fairly stated
in   all  material  respects  in  relation  to  the  basic
financial statements taken as a whole.

ARTHUR ANDERSEN LLP
New York, New York
June 12, 1996


         CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

      As independent public accountants, we hereby consent to the incorporation of our report included in the John
Wiley & Sons, Inc. Form 10-K for the year ended April  30,
1996,  into  the  Company's previously filed  Registration
Statement  File Nos. 33-60268, 2-65296, 2-95104,  33-29372
and 33-62605.

ARTHUR ANDERSEN LLP
New York, New York
June 20, 1996

             CONSOLIDATED  STATEMENTS OF FINANCIAL POSITION


                                                        April 30
John Wiley & Sons, Inc. and Subsidiaries
Dollars in thousands                               1996          1995
                                               -------------------------
Assets
Current Assets
  Cash and cash equivalents                     $  55,284     $  34,410
  Accounts receivable                              60,276        52,562
  Inventories                                      43,981        41,535
  Deferred income tax benefits                      7,677         8,004
  Prepaid expenses                                  3,413         4,680
                                               -------------------------
  Total Current Assets                            170,631       141,191

Product Development Assets                         30,282        24,509
Property and Equipment                             22,989        21,244
Intangible Assets                                  52,394        53,351
Other Assets                                        8,205         7,186
  Total Assets                                  $ 284,501     $ 247,481
                                               =========================

Liabilities and Shareholders' Equity
Current Liabilities
  Notes payable and current portion
     of long-term debt                          $       -     $     621
  Accounts and royalties payable                   36,952        34,273
  Deferred subscription revenues                   71,999        65,749
  Accrued income taxes                              5,068         4,227
  Other accrued liabilities                        25,097        25,080
                                               -------------------------
  Total Current Liabilities                       139,116       129,950
                                               -------------------------

Other Long-Term Liabilities                        14,994        13,818
Deferred Income Taxes                              12,409         4,881

Shareholders' Equity
  Common stock issued
  Class A (16,412,343 and 16,173,270 shares        16,412        16,173
  Class B (4,086,482 and 4,168,640 shares)          4,086         4,168
  Additional paid-in capital                       31,615        25,446
  Retained earnings                               106,716        87,541
  Cumulative translation adjustment               (3,086)       (2,411)
  Unearned deferred compensation                  (4,268)       (1,547)
                                               -------------------------
                                                  151,475       129,370
  Less Treasury shares at cost
     (Class A-3,503,109 and 3,551,882;
       Class B-871,024 and 871,024               (33,493)      (30,538)
                                               -------------------------
  Total Shareholders' Equity                      117,982        98,832
                                               -------------------------
  Total Liabilities and Shareholders' Equity    $ 284,501     $ 247,481
                                               =========================

The accompanying notes are an integral part of the consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF INCOME
                          AND RETAINED EARNINGS


For the years ended April 30
John Wiley & Sons, Inc. and Subsidiaries
Dollars in thousands except per share data

                                          1996        1995        1994
                                      ----------------------------------
Revenues                              $  362,704   $ 331,091   $ 294,289

Costs and Expenses
  Cost of sales                          126,718     113,142      99,683
  Operating and administrative
     expenses                            198,494     186,984     170,000
  Amortization of intangibles              4,537       4,086       5,723
                                      ----------------------------------
  Total Costs and Expenses               329,749     304,212     275,406
                                      ----------------------------------

Operating Income                          32,955      26,879      18,883

Interest Income and Other                  6,211       1,768       1,821
Interest Expense                            (368)     (2,854)     (3,638)
                                      ----------------------------------
Interest Income (Expense)-Net              5,843     (1,086)     (1,817)

Income Before Taxes                       38,798      25,793      17,066
Provision for Income Taxes                14,118       7,482       4,949
                                      ----------------------------------

Net Income                                24,680      18,311      12,117
                                      ----------------------------------
Retained Earnings at Beginning
  of Year                                 87,541      74,024      66,080
Cash Dividends
  Class A Common
     ($.35, $.31 and $.275 per share)      4,492       3,885       3,358
  Class B Common
     ($.31, $.275 and $.245 per share)     1,013         909          15
                                      ----------------------------------
  Total Dividends                          5,505       4,794       4,173
                                      ----------------------------------
Retained Earnings at End of Year      $  106,716   $  87,541   $  74,024
                                      ==================================
Income Per Share

  Primary and Fully Diluted            $    1.49   $    1.12   $    0.76

The accompanying notes are an integral part of the consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended April 30
John Wiley & Sons, Inc. and Subsidiaries

Dollars in thousands                     1996          1995       1994
                                      ----------------------------------

Operating Activities
Net Income                            $ 24,680    $   18,311  $  12,117
Non-cash Items
Amortization of intangibles              4,537         4,086      5,723
  Amortization of composition costs     15,196        12,285     11,979
  Depreciation of property
     and equipment                       7,314         6,589      6,075
  Reserves for returns, doubtful
     accounts and obsolescence           6,586         4,321      3,679
  Deferred income taxes                  7,873         2,094     (1,499)
  Other                                  7,583         5,155      3,295
Changes in Operating Assets and
     Liabilities
  Increase in receivables              (12,150)       (8,337)   (11,863)
  Decrease (increase) in inventories    (3,734)       (3,962)       758
  Increase in accounts and
     royalties payable                   3,821         6,951      5,594
  Increase in deferred subscription
     revenues                            4,996         7,596      6,132
  Net change in other operating
     assets and liabilities              1,420        (3,198)    (2,256)
  Cash Provided by Operating
     Activities                         68,122        51,891     39,734
                                      ----------------------------------

Investing Activities
  Additions to product development
     assets                           (26,483)      (19,705)   (16,827)
  Additions to property and
     equipment                         (9,310)       (7,876)    (6,504)
  Proceeds from sale of publishing
     lines                                  -             -      9,210
  Acquisition of publishing assets     (3,968)      (12,268)    (8,305)
                                      ----------------------------------

  Cash Used for Investing Activities  (39,761)      (39,849)   (22,426)
                                      ----------------------------------

Financing Activities
  Purchase of treasury shares          (3,323)         (212)         -
  Repayment of long-term debt               -       (32,000)    (4,000)
  Net borrowings (repayments)
      of short-term debt                 (624)          522        (21)
  Cash dividends                       (5,505)       (4,794)    (4,173)
  Proceeds from issuance of stock
     on option exercises and other      2,289           590      2,815
                                      ----------------------------------
  Cash Used for Financing
     Activities                        (7,163)      (35,894)    (5,379)
                                      ----------------------------------
  Effects of Exchange Rate Changes
     on Cash                             (324)           805      (787)
                                      ----------------------------------
Cash and Cash Equivalents
  Increase (Decrease) for Year          20,874      (23,047)     11,142
  Balance at Beginning of Year          34,410        57,457     46,315
                                      ----------------------------------
  Balance at End of Year              $ 55,284    $   34,410  $  57,457
                                      ==================================
Cash Paid During the Year for
  Interest                            $    647    $    3,807  $   3,674
  Income Taxes                        $  2,799    $    6,886  $   3,715


The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements
Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of John Wiley & Sons,
Inc.,    and    its   majority-owned   subsidiaries   ("the    Company").
All significant intercompany items have been eliminated. Prior year per share data has been restated to reflect the 2-for-1 stock split in October 1995.
Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Sales Returns and Doubtful Accounts: The Company provides an estimated allowance for doubtful accounts and for future returns on sales made during the year. The allowance for doubtful accounts and returns (estimated returns net of inventory and royalty costs) is shown as a reduction of receivables in the accompanying consolidated balance sheets and amounted to $26.8 and $22.6 million at April 30, 1996 and 1995, respectively.

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

Intangible Assets: Intangible assets consist of acquired publication rights, which are principally amortized based on the projected revenues of titles acquired, non-compete agreements, which are amortized over the term of such agreements, and goodwill and other intangibles, which are amortized on a straight line basis over periods ranging from 5 to 40 years. If facts and circumstances indicate that intangible assets may be permanently impaired, it is the Company's policy to assess the carrying value and recoverability of such assets based on an analysis of undiscounted future cash flows of the related operations. Any resulting reduction in carrying value would be charged to operating results.

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

Foreign    Exchange    Contracts:     The     Company,
from time to time, enters into forward exchange contracts as a hedge against its overseas subsidiaries' non-functional currency asset, liability, and commitment exposures. Such exposures include anticipated annual journal subscription revenues, as well as that portion of
the    revenues    and   related   receivables   on   sales    of    book
products, that are denominated in U.S. dollars, while the foreign subsidiaries' expense structure is denominated in their own functional currencies. Realized and unrealized gains and losses are deferred and taken into income over the lives of the hedged items if permitted by generally accepted accounting principles; otherwise the contracts are marked to market with any gains and losses reflected in operating expenses. There were no open foreign exchange contracts, and no gains or losses were deferred at April 30, 1996 or 1995.

Cash Equivalents: Cash equivalents consist primarily of highly liquid investments with a maturity of three months or less and are stated at cost plus accrued interest which approximates market value.

New    Accounting    Standards:    In   March   1995,    the    Financial
Accounting    Standards    Board   issued    Statement    of    Financial
Accounting    Standards   (SFAS)   No.   121,   "Accounting    for    the
Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" for fiscal years beginning after
December 15, 1995. The Company intends to adopt SFAS No. 121 in fiscal year 1997, and does not expect the impact on
its   financial   position   or  its  results   of   operations   to   be
material.

        In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which requires certain disclosures for fiscal years beginning after December 15, 1995 for those companies that will continue to use an intrinsic value based method for measuring compensation cost in connection with employee stock compensation plans. The Company currently plans to continue to use the intrinsic value based method and will adopt the disclosure requirements in fiscal 1997.

Acquisitions

        Subsequent to the fiscal 1996 year-end, the Company acquired a 90% interest in the German based VCH Publishing Group (VCH) for approximately $100 million in cash. VCH has annual revenues of approximately $60 million and publishes nearly 100 scholarly and professional journals,
as   well   as   more   than  500  books  annually,   with   a   backlist
of 3,000 titles. VCH is a leading scientific, technical, and professional publisher in chemistry and related disciplines. The group also includes Akademie Verlag, a science and humanities publisher; Ernst & Sohn, an architecture and civil engineering publisher; Academy Group, a London-based architecture and design publisher; and Chemical Concepts, an electronic chemical database publisher.

         In fiscal 1996, the Company acquired Clinical Psychology Publishing Company (CPPC), a publisher of journals and books in the fields of clinical and educational psychology; Preservation Press consisting of
architectural      heritage      books,      technical       preservation
guides and children's architecture books; and certain other smaller publishing properties. In addition, the Company became the publisher of Cancer, the American Cancer Society's medical journal. The purchase prices amounted to $4.0 million in cash plus assumed liabilities of $1.3 million. The excess of cost over the fair value of the tangible assets acquired amounted to approximately $3.7 million, of which $.9 million related to acquired publication rights, $.2 million related to non-compete agreements, and $2.6 million represented goodwill and other intangibles which are being amortized over 5 to 15 years.

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

       In fiscal 1994, the Company acquired the professional computer book line of QED Information Services in the
United    States;   Belhaven   Press,   which   publishes    earth    and
environmental science titles in the United Kingdom; and the Company's joint venture partner's 30% minority interest in Protocols, which publishes life science continuity products, for purchase prices aggregating $8.3 million. The excess of cost over the fair value of the tangible assets acquired amounted to approximately $6.9 million, of which $.5 million related to acquired publication rights, $.3 million related to non-compete agreements, and $6.1 million represented goodwill and other intangibles which are being amortized over 15 years.

        The fiscal 1996 and prior acquisitions have been accounted for by the purchase method, and the accompanying financial statements include their results of operations since their respective dates of acquisition. The proforma effects on the results of operations for these acquisitions were not material.

Divested and Restructured Operations

        In fiscal 1994, the Company divested its Canadian high school and Australian primary school and certain agency lines for aggregate proceeds of $9.2 million, resulting in a gain of $1.8 million, or $1.3 million after taxes. In addition, in a cost saving initiative, the
Company restructured and consolidated certain distribution and information technology support functions which resulted in an unusual charge of $1.8 million, or $1.1 million after taxes. The net effect of the divestitures and restructurings amounted to an after-tax gain of $.2 million, or $.01 per share in fiscal 1994.

Inventories

     Inventories at April 30 were as follows:
Dollars in thousands             1996             1995
                              --------------------------
Finished Goods                $ 39,616        $  36,467
Work-in-Process                  4,865            5,762
Paper, Cloth and Other           3,026            2,769
                              --------------------------
                                47,507           44,998
LIFO Reserve                    (3,526)          (3,463)
                              --------------------------
Total                         $ 43,981        $  41,535
                              --------------------------

        Domestic book inventories aggregating $32.2 and $29.0 million at April 30, 1996 and 1995, respectively, are
stated   at   cost   or   market,   whichever   is   lower,   using   the
last-in,     first-out    method.    All    other     inventories     are
stated at cost or market, whichever is lower, using the first-in, first-out method.

Product Development Assets

        Product   development   assets   consisted   of   the   following
at April 30:

Dollars in thousands             1996             1995
                              --------------------------
Composition Costs             $ 21,505        $  16,685
Royalty Advances                 8,777            7,824
                              --------------------------
Total                         $ 30,282        $  24,509
                              --------------------------

Composition costs are net of accumulated amortization of $27,199 in 1996 and $23,014 in 1995.

Property and Equipment

       Property   and   equipment   consisted   of   the   following   at
April 30:

Dollars in thousands             1996             1995
                              --------------------------
Furniture and Equipment       $ 45,765        $  42,974
Leasehold Improvements          12,045           11,382
                              --------------------------
                                57,810        $  54,356
Accumulated Depreciation       (34,821)         (33,112)
                              --------------------------
Total                         $ 22,989        $  21,244
                              --------------------------


Intangible Assets

        Intangible    assets    are    stated    at    cost,    net    of
accumulated    amortization,    and   consisted    of    the    following
at April 30:

Dollars in thousands                  1996             1995
                                   --------------------------
Goodwill and Other Intangibles      $  43,752      $  43,273
Acquired Publication Rights             8,007          9,037
Non-compete Agreements                    635          1,041
                                   --------------------------
Total                              $   52,394      $  53,351
                                   --------------------------
Other Accrued Liabilities

        Included    in    other    accrued   liabilities    is    accrued
compensation   of   approximately   $13.5   and   $13.3    million    for
1996 and 1995, respectively.

Income Taxes

     The provision for income taxes was as follows:

Dollars in thousands             1996        1995       1994
                            ---------------------------------
Currently Payable
  Federal                   $    1,122   $   1,184  $   1,471
  Foreign                        4,142       3,675      4,772
  State and local                1,000         314        115
                              -------------------------------
  Total Current Provision        6,264       5,173      6,358
                              -------------------------------
Deferred Provision
  Federal                        5,270       1,716      (174)
  Foreign                        1,687         451    (1,277)
  State and Local                  897         142         42
                              -------------------------------
  Total Deferred
     Provision (Benefit)         7,854       2,309    (1,409)
                              -------------------------------
  Total Provision           $   14,118   $   7,482  $   4,949
                              -------------------------------

       The   Company's   effective  income  tax   rate   as   a   percent
of   pre-tax   income   differed   from  the   U.S.   federal   statutory
rate as shown below:

                                              1996       1995       1994
                                            ------------------------------
U.S. Federal Statutory Rate                   35.0%      35.0%      35.0%
State and Local Income Taxes
     Net of Federal Income Tax Benefit         3.2         .8         .4
Tax Benefit Derived from FSC Income           (3.1)      (6.1)      (4.8)
Foreign Source Earnings Taxed at
     Other than U.S. Statutory Rate            1.1       (1.0)      (2.1)
Nondeductible Amortization
     of Intangibles                             .7        1.1        1.7
Other-Net                                      (.5)       (.8)      (1.2)
                                             -----------------------------
Effective Income Tax Rate                     36.4%      29.0%      29.0%
                                             -----------------------------

       Deferred   taxes   result   from   timing   differences   in   the
recognition of revenue and expense for tax and financial reporting purposes. The components of the provision for deferred taxes were as follows:

Dollars in thousands                       1996           1995          1994
                                       --------------------------------------
Depreciation and Amortization           $(3,684)        $ 1,451       $    6
Accrued Expenses                          6,100           1,197          715
Circulation Costs                         1,471           1,614       (1,800)
Provision for Sales Returns
     and Doubtful Accounts               (1,391)          (255)          547
Inventory                                   578         (1,150)        1,076
Retirement Benefits                         (66)          (224)          116
Divested Operations                      (3,386)             _             _
Long-Term Liabilities                     5,102              _           329
Alternative Minimum Tax Credit
     and Other Carryforwards              1,869           (722)       (1,770)
Tax Law Rate Change                           _              _          (470)
Other-Net                                 1,261            398          (158)
                                       --------------------------------------
Total Deferred Provision (Benefit)      $ 7,854        $ 2,309      $ (1,409)
                                       --------------------------------------

       The   significant   components  of   deferred   tax   assets   and
liabilities were as follows:

                                            1996                1995
Dollars in thousands                  Current  Long-Term   Current  Long-Term
                                 --------------------------------------------
Deferred Tax Assets
 Reserve for Sales Returns
   and doubtful Accounts               $ 7,100    $    _    $ 5,603    $    _
 Circulation and Other Costs
   Capitalized for Taxes                     _     2,951          _     3,624
 Retirement and Post-
   Employment Benefit                        _     2,517          _     2,510
 Alternative Minimum
   Tax Credit and Other Carryforwards     (252)        _      1,315         _
 Accrued Compensation                      192         _      1,592
 Accrued Liabilities and Other              30         _        213
                                      ---------------------------------------
 Total Deferred Tax Assets               7,070     5,468      8,723     6,134
                                      ---------------------------------------
Deferred Tax Liabilities
 Depreciation and amortization               _    (3,278)         _    (6,954)
 Divested Operations                         _       248          _    (2,156)
 Accrued Expenses                            _    (5,664)         _         _
 Long-Term Liabilities                       _    (6,557)         _       (83)
 Other                                     607    (2,626)      (719)   (1,822)
                                      ---------------------------------------
 Total Deferred Tax liabilities            607   (17,877)      (719)  (11,015)
                                      ---------------------------------------
 Net Deferred Tax Asset (Liability)    $ 7,677  $(12,409)    $ 8,004  $(4,881)
                                      ---------------------------------------

       In fiscal 1996, the Company received approximately $6 million of net federal, state and local tax refunds including interest on the favorable resolution of amended tax return claims of prior years primarily relating to timing differences. Net income for fiscal 1996 includes interest income related thereto of $4.4 million, or $2.6 million after taxes, equal to $.16 per share.

       In general, the Company plans to continue to invest the undistributed earnings of its foreign subsidiaries in those businesses and therefore, no provision is made for taxes which would be payable if such earnings were distributed. At April 30, 1996, the undistributed earnings of foreign subsidiaries approximated $26.3 million and, if remitted currently, would result in additional taxes approximating $1.8 million.

Notes Payable and Debt

        The    Company   has   a   revolving   credit   agreement    with
three    banks   providing   a   line   of   credit   of   $50    million
until    March    30,   2000.   The   Company   has   the    option    of
borrowing    Eurodollars    at   a   rate    based    on    the    London
Interbank    Offered   Rate   (LIBOR)   or   dollars   at   the    banks'
prime   rate   or   at   a   rate  based  on  the   current   certificate
of    deposit   rate.    A   facility   fee   ranging   from   .125%   to
 .25%    depending   on   certain   coverage   ratios   is   charged    on
the    total    commitment.    In   the   event   of    a    change    of
control,    as    defined,    the    banks    have    the    option    to
terminate    the    agreement    and    require    repayment    of    any
amounts   outstanding.   The   Company   and   its   subsidiaries    also
have    other    short-term    lines   of    credit    aggregating    $51
million   at   various   interest   rates.   Information   relating    to
short-term lines of credit follows:

Dollars in thousands                        1996          1995         1994
                                        -------------------------------------
End of Year
     Amount outstanding                 $     _       $    621      $    79
     Weighted average interest rate           _           8.5%         7.3%
During the Year
     Maximum amount outstanding         $ 18,909      $  1,351     $  7,390
     Average amount outstanding         $  5,960      $    529     $  1,184
     Weighted average interest rate         7.0%          8.7%         7.0%
                                        -------------------------------------


               The      Company's     revolving     credit      agreement
contains certain restrictive covenants related to minimum net worth, funded debt levels, financial ratios, and restricted payments, including a cumulative limitation for dividends paid. Under the most restrictive covenant, approximately $48 million was available for the payment of future dividends as of April 30, 1996.
        Subsequent to the fiscal 1996 year-end, the Company obtained bridge financing for the VCH acquisition by entering into a credit agreement with a bank and its assigns providing a line of credit of $75 million thru June 11, 1997 on terms similar to the above mentioned revolving credit agreement.

       In fiscal 1995, the Company prepaid the remaining $26 million of the 10.31% long-term notes outstanding.
Although the Company incurred prepayment costs of $1.6 million, which was included in interest income and other, the Company benefits by eliminating the negative interest rate spread between the higher interest rate on the debt retired compared with the current interest rates being earned on short-term investments. Also included in interest income and other were a gain of $1.5 million related to the sale of shares of Nippon Wilson Learning which were received in connection with the sale of the Company's training business in fiscal 1991.

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

       Pension costs for the defined benefit plans were as follows:

Dollars in thousands                    1996        1995         1994
                                    -----------------------------------
Service Cost                        $  2,598     $  2,418     $  2,095
Interest Cost on Projected
     Benefit Obligation                3,757        3,440        3,073
Return on Assets                      (6,331)      (2,937)      (3,685)
Net Amortization and Deferral          1,430       (1,764)        (731)
                                    -----------------------------------
Net Periodic Pension Expense        $  1,454     $  1,157      $   752
                                    -----------------------------------

        The    net    pension   expense   included    above    for    the
international    plans    amounted   to   approximately    $1.1,    $1.0,
and $1.0 million for 1996, 1995, and 1994, respectively.

        The   following   table   sets   forth   the   status   of    the
plans     and     the    amounts    recognized    in    the     Company's
consolidated statements of financial position.

                                           1996                 1995
                                   Domestic    Int'l.    Domestic    Int'l.
Dollars in thousands                 Plan      Plans       Plan      Plans
                                  ------------------------------------------
Fair Value of Plan Assets         $ 41,846   $ 19,230   $ 37,340    $ 15,978
Accumulated Benefit Obligation
   Vested Benefits                 (31,789)   (13,835)   (29,758)    (11,579)
   Nonvested  Benefits              (2,728)       (99)    (2,456)        (91)
                                   ------------------------------------------
                                   (34,517)   (13,934)   (32,214)    (11,670)
Projected Compensation Increases      (809)    (2,631)      (728)     (2,696)
                                   ------------------------------------------
Projected Benefit Obligation       (35,326)   (16,565)   (32,942)    (14,366)
                                   ------------------------------------------
Funded Status                        6,520      2,665      4,398       1,612
Unrecognized Net Asset              (2,991)    (1,433)    (3,590)     (1,737)
Unrecognized Prior Service Cost      1,018      1,247        105       1,456
Unrecognized Net Loss (Gain)        (3,578)    (3,118)       362      (2,408)
                                   ------------------------------------------
Prepaid (Accrued) Pension Cost     $   969    $  (639)  $  1,275    $ (1,077)
                                   ------------------------------------------

     The range of assumptions used in 1996 and 1995 were:

                                             1996                 1995
                                      Domestic    Int'l.    Domestic   Int'l.
                                        Plan      Plans       Plan     Plans
                                      ---------------------------------------
Discount Rate                            7.5%       8.5%       7.5%      8.5%
Expected Long-Term Rate of Return
  on Plan Assets                         8.0%   7.0-8.0%       8.0%  7.0-8.0%
Rate of Increase in Compensation Levels    _%   5.5-7.0%         _%  5.5-7.0%
                                      ---------------------------------------

       The   Company   has   agreements   with   certain   officers   and
senior management personnel that provide for the payment of supplemental retirement benefits during each of the 10 years after the termination of employment. Under certain circumstances, including a change of control as defined, the payment of such amounts could be accelerated on a present value basis. The cost of these benefits is being charged to expense on a present value basis over the estimated term of employment and amounted to approximately $1.0, $.9 and $.7 million in 1996, 1995 and 1994, respectively.

        The   Company   provides   life   insurance   and   health   care
benefits, subject to certain dollar limitations and retiree contributions, for substantially all of its retired domestic employees. The cost of such benefits is expensed over the years that the employees render service and are funded on a pay-as-you-go, cash basis. The accumulated post-retirement benefit obligation amounted to $.3 and $.2 million at April 30, 1996 and 1995, respectively, and the amount expensed in fiscal 1996 and prior years was not material.

Commitments and Contingencies

       The   following   schedule   shows   the   composition   of   rent
expense for operating leases:

Dollars in thousands                    1996        1995        1994
                                  -----------------------------------------
Minimum Rental                       $ 12,550    $ 12,202     $ 11,885
Lease Escalation                        1,913       1,848        1,756
Less: Sublease Rentals                    (19)        (63)         (55)
                                  -----------------------------------------
Total                                $ 14,444    $ 13,987     $ 13,586
                                  -----------------------------------------

         Future minimum payments under operating leases aggregated $97.2 million at April 30, 1996. Annual payments under these leases are $14.4, $13.4, $13.1, $12.9, and $12.4 million for fiscal years 1997 through
2001, respectively. The Company is guarantor through 1998 of certain lease obligations assumed by the buyer of the domestic training operations which were divested in fiscal 1991, aggregating approximately $2.0 million, which is net of the 50% guarantee provided by the parent of the buyer.
       The Company is involved in routine litigation in the ordinary course of its business. In the opinion of management, the ultimate resolution of all pending litigation will not have a material effect upon the financial condition or results of operations of the Company.

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

Dollars in thousands                   1996        1995        1994
                                   ------------------------------------
Revenues
  Domestic                         $ 279,998   $ 258,464   $ 229,061
  International                      112,299     102,907      89,235
  Interarea transfers                (29,593)    (30,280)    (24,007)
                                   ------------------------------------
  Total                            $ 362,704   $ 331,091   $ 294,289
                                   ------------------------------------
Operating Income <F1>
  Domestic                         $  20,180   $  15,242   $   8,957
  International                       12,775      11,637       9,926
                                   ------------------------------------
  Total                            $  32,955   $  26,879   $  18,883
                                   ------------------------------------
Identifiable Assets
   Domestic                        $ 178,442   $ 166,478   $ 144,624
   International                      50,775      46,593      41,859
   Corporate                          55,284      34,410      57,457
                                  --------------------------------------
   Total                           $ 284,501   $ 247,481   $ 243,940
                                  --------------------------------------
[FN]
<F1> Includes   a   pretax   unusual   items   gain   of   $1,819   in
     international   operations   and   a   pretax   unusual items charge
     of $1,768 in domestic operations in 1994.

        Transfers between geographic areas are generally made at a fixed discount from list price and principally represent sales from the United States to the Company's international operations. Export sales from the United States to unaffiliated international customers amounted to approximately $47.5, $41.2 and $33.9 million in 1996, 1995 and 1994, respectively. The pre-tax income for consolidated international operations was approximately $13.0, $11.6 and $10.0 million in 1996, 1995 and 1994, respectively.

         Included in operating and administrative expenses were net foreign exchange gains (losses) of approximately $.2, $(.2) and $.2 million in 1996, 1995 and 1994, respectively.

         Changes in the cumulative translation adjustment account were as follows:

Dollars in thousands                     1996            1995
                                    ------------------------------
Balance, May 1                       $ (2,411)        $ (3,805)
Aggregate Translation
     Adjustments for the Year            (675)           1,394
                                    ------------------------------
Balance, April 30                    $ (3,086)        $ (2,411)
                                    ------------------------------

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

     Option activity under existing plans was as follows:

                                      1996              1995
                                 -----------------------------
Outstanding at Beginning of Year
                                   1,070,038           878,192
  Granted                            133,224           285,800
  Exercised                         (157,099)          (69,402)
  Canceled                           (17,500)          (24,552)
                                 ------------------------------
  Outstanding at End of Year       1,028,663         1,070,038
                                 ------------------------------
Exercisable at End of Year           570,170           595,754
Available for Future Grant         1,229,592         1,356,568
Price Range of Options
  Exercised                  $ 6.75 to 28.25   $ 7.00 to 20.69
Price Range of Options
  Outstanding                $ 6.75 to 31.63   $ 6.75 to 26.25

       Under the terms of the Company's executive long-term incentive plans, upon the achievement of certain three-year financial performance based targets, awards will be payable in cash and/or restricted shares of the Company's Class A Common stock at the end of the plan cycle. The restricted shares vest equally as to 50% on the first and second anniversary date after the date the award is
earned.   The   amount   charged   to  expense   for   such   plans   was
approximately $.9, $.8 and $.7 million in 1996, 1995 and 1994, respectively. Restricted shares earned under the
plans   amounted   to   8,650,   11,084  and   33,640   in   1996,   1995
and 1994, respectively.

       In both fiscal 1996 and 1995, the Company granted in each year a total of 90,000 restricted shares of the
Company's Class A Common stock to four key executive officers in connection with their employment agreements. The restricted shares vest one-third at the end of the third, fourth and fifth years, respectively, following the date of the grant. Under certain circumstances relating to a change of control or termination, as defined, the restrictions would lapse and shares would vest earlier. Compensation expense aggregating $4.4 million is being charged to earnings ratably over five years, or sooner if vesting is accelerated, from the dates of grant, and amounted to $.9 and $.3 million in fiscal 1996 and 1995, respectively.

       Under the terms of the Company's Director Stock Plan, each member of the Board of Directors who is not an employee of the Company is awarded Class A Common stock equal to 50% of the board member's cash compensation, based on the market value of the stock on the date of the shareholders' meeting. Directors may also elect to receive all or a portion of their cash compensation in stock. Compensation cost related to this plan charged to expense amounted to approximately $.2 million in 1996, 1995 and 1994, respectively. Under this plan 5,752, 8,662
and    13,692   shares   were   issued   in   1996,   1995,   and   1994,
respectively.

Capital Stock and Changes in Capital Accounts

         Preferred stock consists of 2,000,000 authorized shares with $1 par value. To date, no preferred shares have been issued. Common stock consists of 30,000,000 authorized shares of Class A Common, $1 par value, and
12,000,000    authorized   shares   of   Class   B   Common,    $1    par
value.

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

     Changes in selected capital accounts were as follows:
                                                         Additional
                                        Common Stock       Paid-In    Treasury
Dollars in thousands                Class A     Class B    Capital      Stock
                                 --------------------------------------------
Balance
May 1, 1993                      $  7,873    $  2,102     $ 29,114   $(31,159)
Director Stock Plan Issuance            _           _           64         94
Executive Long-Term
  Incentive Plan Issuance               _           _          174        230
Exercise of Stock Options             161           _        2,852       (198)
Other                                  11         (11)         804          _
                                ----------------------------------------------
Balance
April 30, 1994                   $  8,045    $  2,091    $  33,008  $ (31,033)
Restricted Share Issuance               _           _        1,266        618
Director Stock Plan Issuance            _           _          124         59
Executive Long-Term
  Incentive Plan Issuance               _           _          162         76
Exercise of Stock Options              35           _          601        (46)
Purchase of Treasury Shares             _           _            _       (212)
Other                                   7          (7)         455          _
Retroactive effect of
  2 for 1 stock split               8,086       2,084      (10,170)         _
                                ----------------------------------------------
Balance
April 30, 1995                   $ 16,173    $  4,168     $ 25,446   $(30,538)
Director Stock Plan Issuance                                   124         41
Executive Long-Term
  Incentive Plan Issuance                                      182         60
Purchase of Treasury Shares                                            (3,323)
Restricted Share Issuance                                    3,054        948
Issuance of Shares Under
  Employee Savings Plan                                        674        208
Exercise of Stock Options             157                    1,354       (889)
Other                                  82         (82)         781          _
                                 ---------------------------------------------
Balance April 30, 1996           $ 16,412    $  4,086     $ 31,615   $(33,493)
                                 ---------------------------------------------

          Management's Discussion and Analysis of
            Financial Condition and Results of
                        Operations

Results of Operations:
Fiscal 1996 Compared to Fiscal 1995

       In 1996, the Company continued to expand its global operations and grow its core businesses, while at the same
time   improving   its   profitability,  cash   flows   and   return   on
investment.

       The Company invested a total of $4.0 million during the year to acquire the Clinical Psychology Publishing Company (CPPC), a publisher of journals and books in the
fields       of       clinical      and      educational      psychology;
Preservation Press consisting of architectural heritage books, technical preservation guides and children's architecture books; and certain other smaller publishing properties. The Company also became the publisher of Cancer, the American Cancer Society's medical journal.

        Subsequent to the fiscal 1996 year-end, the Company acquired a 90% interest in the German based VCH Publishing Group (VCH) for approximately $100 million in cash. VCH has annual revenues of approximately $60 million and publishes nearly 100 scholarly and professional journals,
as   well   as   more   than  500  books  annually,   with   a   backlist
of 3,000 titles. VCH is a leading scientific, technical, and professional publisher in chemistry and related disciplines. The group also includes Akademie Verlag, a science and humanities publisher; Ernst & Sohn, an architecture and civil engineering publisher; Academy Group, a London-based architecture and design publisher; and Chemical Concepts, an electronic chemical database publisher. The Company currently anticipates that the acquisition will dilute income per share for approximately two years following the acquisition. The extent and duration of the dilution will depend primarily on the amortization of intangibles, financing costs, and VCH's future operating results.

       Revenues for the year advanced 10% to $362.7 million led by the Company's worldwide scientific, technical and
medical      journal     programs,     college     texts     and      the
professional/trade computer and business book lines. The domestic scientific, technical and medical division registered a 14% increase in revenues and the domestic professional/trade division revenues increased 9% over the prior year. The domestic college division again outperformed the industry as a whole with a 9% increase in revenues over the prior year. The international divisions also registered a 9% improvement in revenues paced by European and Asian operations.

       Cost   of   sales   as   a  percentage  of  revenues   was   34.9%
in   1996   compared   with   34.2%   in   the   prior   year   primarily
reflecting increased paper costs.

        Operating    and    administrative    expenses    increased    by
6.2% but declined as a percentage of revenues to 54.7% in 1996 from 56.5% as the rate of growth in expenses was contained at less than the revenue growth rate.

       Operating income increased 23% over the prior year to $33.0 million primarily due to the effects of the higher revenue base coupled with a cost contained infrastructure. Operating income margins improved to 9.1% of revenue from 8.1% in the prior year.

        Net interest income increased by $6.9 million over the prior year primarily as a result of interest received
on    the   favorable   resolution   of   amended   tax   return   claims
amounting    to   $4.4   million,   or   $2.6   million   after    taxes,
equal   to   $.16   per  share.   The  improvement  was   also   due   to
the   prepayment   of   high  cost  long-term  debt   at   the   end   of
fiscal 1995.

       The   effective   tax   rate  was  36.4%   compared   with   29.0%
in   the   prior   year   due   to  higher   effective   tax   rates   on
state, local and foreign sourced earnings.

Results of Operations:
Fiscal 1995 Compared to Fiscal 1994

       The Company invested $12.3 million during the year to acquire the publishing business of Executive Enterprises, Inc., consisting of books, journals and newsletters for environmental management, accounting, law and human
resource       professionals;      ValuSource,       which       produces
specialized business valuation software for accountants, entrepreneurs and corporations; the college engineering list of Houghton Mifflin; the book publishing program of Oliver Wight Publications, Inc., consisting of general management and manufacturing/quality titles; and the OS/2 computer-book list of Van Nostrand Reinhold, Inc.

       Revenues for the year advanced 13% to $331.1 million led by the domestic professional and trade division, where revenues increased 20% based on the strength of the
business       and      computer-book      lines.       The      domestic
scientific, technical and medical division registered a 10% improvement attributable to increased journal revenues. The domestic college division increased its market share and outperformed the industry as a whole in what was considered a difficult market environment. International revenues reflected significant increases over the prior year led by the Company's European and Asian operations.

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

       Operating   income   increased  42%  over  the   prior   year   to
$26.9   million   as   revenues  increased  at  a   greater   rate   than
operating expenses.

       Interest   expense   declined  by   $.8   million   due   to   the
repayment of long-term debt. The effective tax rate was 29% in both years due to the benefits derived from lower taxed foreign source earnings.

        Net    income   increased   51%   over   1994    due    to    the
operating income gains and lower interest expense.
Liquidity and Capital Resources

        The Company's cash and cash equivalents balance was $55.3 million at the end of fiscal 1996, compared with $34.4 at the end of the prior year. Cash provided by operating activities was $68.1 million in fiscal 1996, an increase of $16.2 million over the prior year, of which approximately $6 million resulted from tax refunds and interest received on the favorable resolution of amended tax return claims of prior years.

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

        To finance its short-term seasonal working capital requirements and its growth opportunities, the Company has adequate cash and cash equivalents available, as well as both domestic and foreign short-term lines of credit, as more fully described in the note to the consolidated financial statements entitled "Notes Payable and Debt". The acquisition of the VCH Publishing Group will be financed by new debt facilities.

        The capital expenditures of the Company consist primarily of investments in product development and property and equipment. Capital expenditures for fiscal 1997 are expected to increase approximately 10% over 1996, primarily representing increased investments in product development, including electronic media products, and computer equipment upgrades to support the higher volume of business to ensure efficient, quality-driven customer service. These investments will be funded primarily from internal cash generation or from the liquidation of cash equivalents.

Effects of Inflation and Cost Increases

         Although the impact of inflation is somewhat minimized, as the business does not require a high level of investment in property and equipment, the Company does experience continuing cost increases reflecting, in part, general inflationary factors. Fiscal 1996 and 1995 witnessed an increase in paper prices after years of a stable to decreasing price environment. To mitigate the effects of paper and other cost increases, the Company has taken a number of initiatives including various steps to lower overall production and manufacturing costs including substitution of paper grades. In addition, selling prices have been selectively increased as competitive conditions permit. The Company anticipates that it will be able to continue this approach in the future.

New Accounting Standards

        In    March    1995,    the   Financial   Accounting    Standards
Board    issued    Statement    of   Financial    Accounting    Standards
(SFAS)    No.   121,   "Accounting   for   the   Impairment   of    Long-
lived Assets and for Long-lived Assets to be Disposed Of" for fiscal years beginning after December 15, 1995. The
Company   intends   to  adopt  SFAS  No.  121  in   fiscal   year   1997,
and does not expect the impact on its financial position or its results of operations to be material.

        In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which requires certain disclosures for fiscal years beginning after December 15, 1995 for those companies that will continue to use an intrinsic value based method for measuring compensation cost in connection with employee stock compensation plans. The Company currently plans to continue to use the intrinsic value based method and will adopt the disclosure requirements in fiscal 1997.

              Results by Quarter (Unaudited)

John Wiley & Sons, Inc. and Subsidiaries
Dollars in thousands except per share data

                                 1996             1995
                            ----------------------------
Revenues
  First quarter              $  88,092         $ 80,787
  Second quarter                86,831           78,558
  Third quarter                 97,409           91,930
  Fourth quarter                90,372           79,816
                            ----------------------------
  Fiscal year                $ 362,704        $ 331,091
                            ---------------------------
Operating Income
  First quarter              $  11,496         $ 10,450
  Second quarter                 7,119            5,652
  Third quarter                 10,710           10,240
  Fourth quarter                 3,630              537
                            ---------------------------
  Fiscal year                 $ 32,955        $  26,879
                            ---------------------------
Net Income
  First quarter               $  7,118        $   6,067
  Second quarter                 4,240            3,082
  Third quarter1                 9,835            6,530
  Fourth quarter                 3,487            2,632
                             --------------------------
  Fiscal year                 $ 24,680        $  18,311
                             --------------------------
Income Per Share
Primary and Fully Diluted
  First quarter               $    .43        $     .37
  Second quarter                   .26              .19
  Third quarter1                   .59              .40
  Fourth quarter                   .21              .16

  Fiscal year                 $   1.49        $    1.12

1  Includes   interest   income   after   taxes   in   1996    of    $2.6
   million, equal to $.16 per share, relating to interest received on the favorable resolution of amended tax return claims.

       The Company's Class A and Class B shares are listed on the New York Stock Exchange under the symbols JWA and JWB, respectively. Dividends per share and the market
price    range   by   fiscal   quarter   for   the   past   two    fiscal
years were as follows:

                         Class A Common Stock           Class B Common Stock
                        Divi-     Market    Price     Divi-    Market    Price
                        dends      High      Low      dends     High      Low
                      --------------------------------------------------------
1996
First quarter         $.0875     $28.75    $27.13   $.0775    $29.00   $27.75
Second quarter         .0875      30.50     27.13    .0775     30.00    28.00
Third quarter          .0875      35.00     28.88    .0775     34.75    28.75
Fourth quarter         .0875      35.00     29.63    .0775     34.63    29.50
                      --------------------------------------------------------
1995
First quarter         $.0775     $21.63    $20.50  $.06875    $21.25   $20.50
Second quarter         .0775      22.13     20.13   .06875     21.75    20.38
Third quarter          .0775      25.75     21.38   .06875     25.63    21.38
Fourth quarter         .0775      28.00     25.13   .06875     27.75    25.25
                      --------------------------------------------------------

        As of April 30, 1996, the approximate number of holders of the Company's Class A and Class B Common Stock were 1,278 and 200, respectively, based on the holders of record and other information available to the Company.

         The Company's revolving credit agreements contain certain restrictive covenants related to the payment of
dividends.      Under      the      most      restrictive       covenant,
approximately $48 million was available for the payment of future dividends. Subject to the foregoing, the Board of Directors considers quarterly the payment of cash dividends based upon its review of earnings, the financial position of the Company and other relevant factors.

                         Selected Financial Data

John Wiley & Sons, Inc. and Subsidiaries

Dollars  in  thousands except per share data

                                   For the years ended April 30
                            1996      1995       1994       1993        1992
                          ----------------------------------------------------
Revenues                 $ 362,704  $ 331,091  $ 294,289  $ 272,894  $ 248,151
Income Before
  Extraordinary Item <F1>   24,680     18,311     12,117      7,718      3,576
Extraordinary Item               _          _          _          _       (495)
Net Income1                 24,680     18,311     12,117      7,718      3,081
Working Capital             31,515     11,241     35,059     31,804     30,800
Total Assets               284,501    247,481    243,940    220,593    213,744
Long-Term Debt                   _          _     26,000     32,000     36,000
Shareholders' Equity       117,982     98,832     82,330     71,276     69,552
                           ----------------------------------------------------
Per Share Data
Income Before
  Extraordinary Item <F1>
  Primary and Fully Diluted   1.49       1.1       2 .76        .50        .23

Net Income <F1>
  Primary and Fully Diluted   1.49      1.12         .76        .50        .20

Cash Dividends
  Class A Common               .35        .31       .275       .275       .275
  Class B Common               .31       .275       .245       .245       .245

Book Value-End of Year        7.32       6.21       5.23       4.63       4.56

<F1>
Fiscal 1996 includes interest income after taxes of $2.6 million, or $.16 per share, received on the favorable resolution of amended tax return claims.

                                                              Schedule II

                JOHN WILEY & SONS, INC. AND SUBSIDIARIES
                    VALUATION AND QUALIFYING ACCOUNTS
            FOR THE YEARS ENDED APRIL 30, 1996, 1995 AND 1994

                         (Dollars in Thousands)

                              Balance at    Additions   Deductions    Balance
                              Beginning    Charged to      From      at End of
Description                   of Period      Income      Reserves      Period
                             -------------------------------------------------
Year Ended April 30, 1996
  Allowance for sales
     returns <F1>              $ 17,519     $ 17,744    $ 14,477     $ 20,786
  Allowance for doubtful
     accounts                  $  5,114     $  5,499    $  4,564<F2> $  6,049

Year Ended April 30, 1995
  Allowance for sales
     returns <F1>              $ 15,558     $ 16,110     $ 14,149    $ 17,519
  Allowance for doubtful
     accounts                  $  4,385     $  4,014     $  3,285<F2>$  5,114

Year Ended April 30, 1994
  Allowance for sales
     returns <F1>              $ 13,424     $ 13,470     $ 11,336    $ 15,558
  Allowance for doubtful
     accounts                  $  3,409     $  4,081     $  3,105<F2>$  4,385

<F1>  Allowance for sales returns represents anticipated returns net of inventory and royalty costs.

<F2>  Accounts writen off, less recoveries.

                        SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has
duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       JOHN WILEY & SONS, INC.
                                ----------------------------------------
                                               (Company)

                                By: /s/  Charles R. Ellis
                                ----------------------------------------
                                         Charles R. Ellis
                                         President and Chief Executive Officer


                                By: /s/  Robert D. Wilder
                                ----------------------------------------
                                         Robert D. Wilder
                                         Executive Vice President and
                                         Chief Financial & Operations Officer


                                 By: /s/  Peter W. Clifford
                                ----------------------------------------
                                          Peter W. Clifford
                                          Senior Vice President, Finance
                                          Corporate Controller
                                          & Chief Accounting Officer

Dated:  June 20, 1996

     Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons constituting directors of the Company on June 20, 1996.



- -----------------------------       ----------------------------
     Franklin E. Agnew                   Chester O. Macey

/s/  Warren J. Baker                /s/  William R. Sutherland
- -----------------------------       ----------------------------
     Warren J. Baker                     William R. Sutherland

/s/  Charles R. Ellis
- -----------------------------       ----------------------------
     Charles R. Ellis                    Thomas M. Taylor

/s/  H. Allen Fernald               /s/  Leo J. Thomas
- -----------------------------       ----------------------------
     H. Allen Fernald                    Leo J. Thomas

/s/  Gary J. Fernandes              /s/  Bradford Wiley II
- -----------------------------       ----------------------------
     Gary J. Fernandes                   Bradford Wiley II

/s/  Larry Franklin                 /s/  Deborah E. Wiley
- -----------------------------       ----------------------------
     Larry Franklin                      Deborah E. Wiley

/s/  John S. Herrington             /s/  Peter Booth Wiley
- -----------------------------       ----------------------------
     John S. Herrington                  Peter Booth Wiley