Form 10-Q
period 1996-07-31
WILEY JOHN & SONS INC
filed 1996-09-12
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                               FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended July 31, 1996Commission File No. 1-11507

                                   OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES ACT OF 1934
                   For the transition period from     to

                        JOHN WILEY & SONS, INC.
                       -------------------------
            (Exact name of Registrant as specified in its charter)

NEW YORK                            13-5593032
- ---------------------------         -----------------------
(State or other jurisdiction of     (I.R.S. Employer
Identification No.)
incorporation or organization)

605 THIRD AVENUE, NEW YORK, NY      10158-0012
- -----------------------------       ------------------------
(Address of principal executive     Zip Code
offices)

Registrant's telephone number,      (212) 850-6000
including area code                 -----------------------

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
YES  [X]  NO  [  ]

The number of shares outstanding of each of the Registrant's classes of common stock as of July 31, 1996 were:

          Class A, par value $1.00  -  12,951,558
          Class B, par value $1.00  -   3,205,858

         This is the first of a eleven page document

                   JOHN WILEY & SONS, INC.

                            INDEX

PART I - FINANCIAL INFORMATION                          PAGE NO.

Item 1. Financial Statements.

Condensed Consolidated Statements of
Financial Position - Unaudited as of July 31, 1996
and 1995 and April 30, 1996                                 3

Condensed Consolidated Statements of Income - Unaudited
for the Three Months ended July 31, 1996 and 1995           4

Condensed Consolidated Statements of Cash Flow - Unaudited
for the Three Months ended July 31, 1996 and 1995           5

Notes to Unaudited Condensed Consolidated Financial
Statements                                                  6-7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                         8

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                    9

SIGNATURES                                                  10

Exhibit 27 Financial Data Schedule                          11

                      JOHN WILEY & SONS, INC. AND SUBSIDIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   - UNAUDITED
                                 (In thousands)

                                            July 31,        April 30,
                                        ---------------     ----------
Assets                                   1996        1995      1996
                                     --------------------------------
Current Assets

  Cash  and cash equivalents        $    8,163      3,243     55,284
  Accounts receivable                   81,406     67,791     60,276
  Inventories                           61,416     44,352     43,981
  Deferred income tax benefits          20,982      7,979      7,677
  Prepaid expenses                       6,224      4,776      3,413
                                    --------------------------------
          Total Current Assets         178,191    128,141    170,631

Product Development Assets              30,059     25,779     30,282
Property and Equipment                  28,698     21,666     22,989
Intangible Assets                      171,244     52,433     52,394
Other Assets                             9,141      7,400      8,205
                                    --------------------------------
  Total Assets                      $  417,333    235,419    284,501
                                    ================================
Liabilities & Shareholders' Equity

Current Liabilities
  Notes payable and current
      portion of long-term debt     $  106,524        579          -
  Accounts and royalties payable        44,067     38,545     36,952
  Deferred subscription revenues        59,769     43,771     71,999
  Accrued income taxes                   8,142      8,460      5,068
  Other accrued liabilities             35,604     20,607     25,097
                                    --------------------------------
          Total Current Liabilities    254,106    111,962    139,116

Other Long-Term Liabilities             26,184     13,565     14,994
Deferred Income Taxes                   12,249      5,100     12,409

Shareholders' Equity                   124,794    104,792    117,982
                                    --------------------------------
          Total Liabilities &
            Shareholders' Equity    $  417,333    235,419    284,501
                                   =================================

               The accompanying Notes are an integral part of the
                  condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC. AND SUBSIDARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                  (In thousands except per share information)

                                                     Three Month
                                                    Ended July 31,
                                             ----------------------------
                                                 1996             1995
                                             ----------------------------
Revenues                                     $  99,217           88,092

Cost and Expenses
  Cost of sales                                 33,682           28,872
  Operating and administrative exepnses         52,328           46,619
  Amoritzation of intangibles                    1,491            1,105
                                             ----------------------------
  Total Cost and Expenses                       87,501           76,596
                                             ----------------------------

Operating Income                                11,716           11,496

Interst Income and Other                           323              397
Interest Expense                                  (744)             (29)
                                             -----------------------------
Interest Income (Expense)-Net                     (421)             368
                                             -----------------------------
Income Before Taxes                             11,295           11,864
Provision For Income Taxes                       4,066            4,746
                                             -----------------------------
Net Income                                       7,229            7,118
                                             =============================
Net Income Per Share
  Primary                                      $  0.44             0.43
  Fully Diluted                                $  0.44             0.43

Cash Dividends Per Share
  Class A Common                             $  0.1000           0.0875
  Class B Common                             $  0.0875           0.0775

Average Shares
  Primary                                       16,518           16,448
  Fully Diluted                                 16,526           16,458

The acompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED
                                 (In thousands)

                                                         Three Months
                                                        Ended July 31,
                                                   -----------------------
                                                        1996        1995
                                                   -----------------------
Operating Activities
  Net income                                        $    7,229      7,118
  Non-cash items                                        10,226     12,261
  Net change in operating assets and liabilities      (47,613)   (39,992)
                                                   -----------------------
  Cash Used in Operating Activities                   (30,158)   (20,613)
                                                   -----------------------
Investing Activities

  Additions to product development assets              (5,078)    (5,374)
  Additions to property and equipment                  (2,220)    (2,246)
  Acquisition of publishing assets                   (102,569)    (1,244)
                                                   -----------------------
  Cash Used for Investing Activities                 (109,867)    (8,864)
                                                   -----------------------
Financing Activities

  Purchase of treasury shares                            (552)      (218)
  Net borrowings (repayment) of short-term debt         94,683       (44)
  Cash dividends                                       (1,574)    (1,373)
  Proceeds from exercise of stock options                  141        130
                                                   ------------------------
  Cash Provided by (Used for) Financing Activities      92,698    (1,505)
                                                   ------------------------
  Effects of Exchange Rate Changes on Cash                 206      (185)
                                                   ------------------------
Cash and Cash Equivalents
     Decrease for Period                              (47,121)   (31,167)
     Balance at Beginning of Period                     55,284     34,410
                                                   -----------------------
  Balance at End of Period                          $    8,163      3,243
                                                   =======================
Cash Paid During the Period for

  Interest                                          $      214         23
  Income taxes (refund)                             $    1,355    (1,038)

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1996


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of July 31, 1996 and 1995, and April 30, 1996, and results of operations and cash flows for the periods ended July 31, 1996 and 1995. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 1996.

2. The results for the three months ended July 31, 1996 are not necessarily indicative of the results to be expected for the full year.

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

4.   Inventories were as follows:

                             July 31,            April 30,
                       --------------------      ---------
                         1996         1995          1996
                       -------       ------       -------
                                   (Thousands)

Finished goods         $51,485       35,497      39,616
Work-in-process          8,785        6,743       4,865
Paper, cloth and other   4,837        5,675       3,026
                       ----------------------------------
                        65,107       47,915      47,507
LIFO reserve            (3,691)      (3,563)     (3,526)
                       ----------------------------------
Total inventories      $61,416       44,352      43,981
                       ----------------------------------

The increase in inventories at July 31, 1996 primarily relates to the acquisition of VCH.

5. In June 1996, the Company completed the acquisition of a 90% interest in the German based VCH Publishing Group (VCH) through the purchase of 90% of the shares of VCH Verlagsgesellschaft mbH for approximately $99 million in cash, including estimated expenses. VCH is a leading scientific, technical, and professional publisher of journals and books in such disciplines as chemistry, architecture, civil engineering and law.

  The  transaction is initially being financed through available cash  balances,
  existing  lines  of  credit, and a $75 million bridge  line  of  credit.   The
  Company is currently in the process of refinancing the transaction.

  In July 1996, the Company acquired the publishing assets of Technical Insights, Inc., a publisher of print and electronic newsletters in various areas of science and technology for approximately $3.8 million in cash.

  These acquisitions have been accounted for by the purchase method, and the accompanying financial statements include the net assets acquired and results of operations since date of acquisition. The cost of the acquisitions has been allocated on the basis of preliminary estimates of the fair values of the assets acquired and the liabilities assumed. Final asset and liability fair values may differ based on appraisals and tax bases, however it is anticipated that any changes will not have a material effect in the aggregate on the consolidated financial position of the Company. The excess of cost over the preliminary estimate of the fair value of the tangible assets acquired amounted to approximately $120 million relating to acquired publication rights, noncompete agreements, goodwill and other intangibles and is being amortized on a straight line basis over an estimated average life of 30 years.

  The following pro forma information presents the results of operations of the Company as if the VCH acquisition had been consummated as of May 1, 1995. The pro forma effects for Technical Insights were not material. The pro forma financial information is not necessarily indicative of the actual results that would have been obtained had the acquisition been consummated as of May 1, 1995, nor is it necessarily indicative of future results of operations.

                               Three Months
                              Ended July 31,
                     -------------------------------
                          1996            1995
                         ------         --------
                     (In thousands, except per share
                              information)

 Revenues               $ 103,729       $108,893
 Net Income             $   5,820       $  4,935
 Net Income Per Share   $    0.35       $   0.30


6. Effective May 1, 1996, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This standard establishes the accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of this standard did not have a material effect on the consolidated financial statements of the Company.

  Effective May 1, 1996, the Company adopted the Financial Accounting Standards Board's SFAS No. 123. "Accounting for Stock-Based Compensation' ("SFAS 123"). This standard established accounting and reporting standards for stock-based employee compensation. The Company will continue to measure compensation costs for its stock-based compensation plans using the intrinsic value-based method, and will include certain pro forma disclosures required by SFAS 123 in its audited financial statements for the fiscal year ended April 30, 1997. The adoption of this standard did not have a material effect on the consolidated financial statements of the Company.

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JULY 31, 1996

FINANCIAL CONDITION

  During this seasonal period of cash usage, operating activities used $30.2 million of cash, or $9.6 million more than the prior year's comparable quarter. The increase was primarily due to higher working capital and expense levels to support the higher volume of business. The use of cash during this period is consistent with the seasonality of the journal subscription and the educational sector's receipts cycle which occur, for the most part, later in the fiscal year.

  Investing activities used $109.9 million during the current quarter, or $101 million more than the comparable prior year's quarter, due to the VCH and Technical Insights acquisitions as mentioned in note 5.

  Financing activities primarily reflect the initial financing for the above acquisitions as indicated in note 5, as well as dividend payments during the quarter.

RESULTS OF OPERATIONS
FIRST QUARTER ENDED JULY 31, 1996

  Revenues for the first quarter advanced 13% to $99.2 million compared with $88.1 million in the prior year. Operating income for the current quarter was $11.7 million, compared with $11.5 million in the prior year. Net income advanced 2% to $7.2 million. The current quarter includes the results of operations of VCH Publishing Group since date of acquisition in June 1996, which had the effect of increasing revenues by approximately 6%, and reducing operating income by $0.7 million and net income by $1.0 million, or $0.06 per share, primarily due to amortization of intangibles and financing costs related to the acquisition.

  Excluding VCH, the improvement in revenues and operating income was primarily attributable to strong performances in the Company's scientific, technical and medical journals program and in its college division.

  Cost of sales as a percentage of revenues increased from 32.8% in the prior year to 33.9%. Operating expenses as a percentage of revenues were 52.7% in the current quarter compared with 52.9% in the prior year's first quarter.

  Interest expense increased by $0.7 million due to the financing costs related to the VCH acquisition. The effective tax rate of 36% in the current quarter reflects a reduction of 4% from the prior year's first quarter due in large part to the tax benefits of VCH's acquisition related amortization and financing costs.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          -------------------------------
      (a) Exhibits
          ---------
          27 - Financial Data Schedule

      (b) Reports on Form 8-K
          -------------------
          The Company filed a Form 8-K dated May 7, 1996 under item 5: Other Events relating to the agreement to acquire a 90% interest in the German-based VCH Publishing Group and the authorization to repurchase up to one million shares of the Company's common stock from time to time on the open market.

          The  Company  filed  a  Form 8-K dated June 13,  1996  under  Item  2:
          Acquisition or Disposition of Assets relating to the completion of the acquisition of a 90% interest in VCH Publishing Group.

          The Company filed a Form 8-K/A dated June 13, 1996 amending the Form 8-K dated June 13, 1996 to provide Financial Statements of Businesses Acquired under Item 7(a) and Pro Forma Financial Information under Item 7(b).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   JOHN WILEY & SONS, INC.
                                   Registrant

                         By/s/     Charles R. Ellis
                                   -----------------
                                   Charles R. Ellis
                                   President &
                                   Chief Executive Officer


                         By/s/     Robert D. Wilder
                                   ---------------------
                                   Robert D. Wilder
                                   Executive Vice President &
                                   Chief Financial Officer


Dated:  September 12, 1996