Form 10-Q
period 1996-10-31
WILEY JOHN & SONS INC
filed 1996-12-12
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended October 31, 1996    Commission File No. 1-11507

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

Indicate by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding of each of the Registrant's classes of common stock as of October 31, 1996 were:

                      Class A, par value $1.00 - 12,819,945
                      Class B, par value $1.00 - 3,201,058


                   This is the first of a twelve page document

                             JOHN WILEY & SONS, INC.

                                      INDEX





PART I - FINANCIAL INFORMATION                                      PAGE NO.

Item 1.    Financial Statements.

           Condensed Consolidated Statements of Financial Position - Unaudited
              as of October 31, 1996 and 1995; and April 30, 1996............ 3

           Condensed Consolidated Statements of Income - Unaudited
              for the Six Months ended October 31, 1996 and 1995............ 4

           Condensed Consolidated Statements of Cash Flow - Unaudited
              for the Six Months ended October 31, 1996 and 1995............ 5

           Notes to Unaudited Condensed Consolidated Financial Statements.  .6-7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................. 9

PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders..............11

Item 6.    Exhibits and Reports on Form 8-K.................................11

SIGNATURES                                                                  12

EXHIBITS

10.1       Credit Agreement Dated as of November 15, 1996

27         Financial Data Schedule

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                 (In thousands)

                                                                (UNAUDITED)
                                                           October 31,     April 30,
                                                     ------------------------------
                                                         1996       1995       1996
                                                      --------   --------   --------
Assets
Current Assets

Cash and cash equivalents .........................   $  1,290      2,078     55,284
Accounts receivable ...............................     71,786     62,484     60,276
Inventories .......................................     59,995     45,622     43,981
Deferred income tax benefits ......................     20,991      7,981      7,677
Prepaid expenses ..................................      4,337      3,305      3,413

                                                      --------   --------   --------
Total Current Assets ..............................    158,399    121,470    170,631

Product Development Assets ........................     31,680     27,460     30,282
Property and Equipment ............................     28,778     21,737     22,989
Intangible Assets .................................    169,442     51,452     52,394
Other Assets ......................................     13,552      7,655      8,205

                                                      ========   ========   ========
Total Assets ......................................   $401,851    229,774    284,501
                                                      ========   ========   ========

Liabilities & Shareholders' Equity

Current Liabilities

Notes payable and current portion of long-term debt   $  4,062     15,355          0
Accounts and royalties payable ....................     41,274     36,011     36,952
Deferred subscription revenues ....................     30,520     20,635     71,999
Accrued income taxes ..............................      7,165      9,937      5,068
Other accrued liabilities .........................     36,345     20,322     25,097

                                                      --------   --------   --------
Total Current Liabilities .........................    119,366    102,260    139,116

Long-Term Debt ....................................    121,000          0          0
Other Long-Term Liabilities .......................     25,812     14,226     14,994
Deferred Income Taxes .............................     12,211      5,293     12,409

Shareholders' Equity ..............................    123,462    107,995    117,982

                                                      ========   ========   ========
Total Liabilities & Shareholder's Equity ..........   $401,851    229,774    284,501
                                                      ========   ========   ========

          The  accompanying   Notes  are  an  integral  part  of  the  condensed
consolidated financial statements.

                     JOHN WILEY & SONS, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                   (In thousands except per share information)

                                                Three Months         Six Months
                                             Ended October 31,      Ended October 31,
                                            ---------------------------------------------------------------------------------------
                                             1996         1995         1996         1995
                                            -------      -------    ---------    ---------


Revenues ............................   $ 107,070       86,831      206,287      174,923

Costs and Expenses
Cost of sales .......................      37,490       29,329       71,172       58,201
Operating and administrative expenses      60,171       49,268      112,499       95,887
Amortization of intangibles .........       2,220        1,115        3,711        2,220
                                        ---------    ---------    ---------    ---------
Total Costs and Expenses ............      99,881       79,712      187,382      156,308
                                        ---------    ---------    ---------    ---------


Operating Income ....................       7,189        7,119       18,905       18,615

Interest Income and Other ...........          21          134          344          531
Interest Expense ....................      (1,750)        (187)      (2,494)        (216)
                                        ---------    ---------    ---------    ---------

Interest Income (Expense) - Net .....      (1,729)         (53)      (2,150)         315
                                        ---------    ---------    ---------    ---------

Income Before Taxes .................       5,460        7,066       16,755       18,930
Provision For Income Taxes ..........       1,966        2,826        6,032        7,572

                                        ---------    ---------    ---------    ---------

Net Income ..........................   $   3,494        4,240       10,723       11,358
                                        =========    =========    =========    =========

Net Income Per share
Primary .............................   $    0.21         0.26         0.65         0.69
Fully Diluted .......................   $    0.21         0.26         0.65         0.69

Cash Divident Per Share
Class A Common ......................   $  0.1000       0.0875       0.2000       0.1750
Class B Common ......................   $  0.0875       0.0775       0.1750       0.1550

Average Shares
Primary .............................      16,447       16,538       16,486       16,496
Fully Diluted .......................      16,492       16,568       16,507       16,517

          The accompanying Notes are an integral part of the condensed consolidated financial statements

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED
                                 (In thousands)

                                                        Six Months
                                                     Ended October 31,
                                                 ------------------------
                                                      1996         1995
                                                 ---------    ---------
Operating Activities
Net income ...................................   $  10,723       11,358
Non-cash items ...............................      23,235       25,495
Net change in operating assets and liabilities     (72,917)     (63,063)
                                                 ---------    ---------
Cash Used in Operating Activities ............     (38,959)     (26,210)
                                                 ---------    ---------

Investing Activities
Additions to product development assets ......     (13,327)     (11,909)
Additions to property and equipment ..........      (4,409)      (4,153)
Acquisition of publishing assets .............    (103,968)      (1,467)
Proceeds from sale of publishing lines .......           0            0
                                                 ---------    ---------
Cash Used for Investing Activities ...........    (121,704)     (17,529)
                                                 ---------    ---------

Financing Activities

Purchase of treasury shares ..................      (5,505)      (1,162)
Additions to long-term debt ..................     121,000            0
Repayment of acquired debt ...................     (10,542)           0
Net borrowings of short-term debt ............       4,062       14,705
Cash dividends ...............................      (3,139)      (2,748)
Proceeds from exercise of stock options ......         509          840
                                                 ---------    ---------
Cash Provided by Financing Activities ........     106,385       11,635
                                                 ---------    ---------

Effects of Exchange Rate Changes on Cash .....         284         (228)
                                                 ---------    ---------

Cash and Cash Equivalents
Decrease for Period ..........................     (53,994)     (32,332)
Balance at Beginning of Period ...............      55,284       34,410
                                                 =========    =========
Balance at End of Period .....................   $   1,290        2,078
                                                 =========    =========

Cash Paid During the Period for
Interest .....................................   $   2,179          103
Income taxes .................................   $   4,415          728


          The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1996


      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of October 31, 1996 and 1995, and April 30, 1996, and results of operations and cash flows for the periods ended October 31, 1996 and 1995. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 1996.

      The results for the six months ended October 31, 1996 are not necessarily indicative of the results to be expected for the full year.

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

      Inventories were as follows:

                               October 31,        April 30,
                           ------------------  --------------
                             1996        1995        1996
                         --------    --------    --------
                                    (Thousands)

Finished goods .......   $ 49,336      37,408      39,616
Work-in-process ......      9,350       6,494       4,865
Paper, cloth and other      5,166       5,983       3,026
                         --------    --------    --------
                           63,852      49,885      47,507

LIFO reserve .........     (3,857)     (4,263)     (3,526)
                         --------    --------    --------

Total inventories ....   $ 59,995      45,622      43,981
                         --------    --------    --------

     Approximately $10 million of the increase in inventories at October 31, 1996 relates to the acquisition of VCH.

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

      The transaction was initially financed through available cash balances, existing lines of credit, and a $75 million bridge line of credit. Subsequent to October 31, 1996, the Company obtained permanent financing as more fully described in note 6.

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


(In thousands, except per share information)


                                                 Six Months
                                              Ended October 31,
                                    -----------------------------------
                                           1996            1995
                                         --------        -------
                   (In thousands, except per share information
Revenues ....................        $    215,963  $    205,712
Net Income ..................        $     9,314   $      7,147
Net Income Per Share ........               0.56           0.43

      In November 1996, the Company entered into a seven year $175 million credit agreement expiring on October 31, 2003 with nine banks to obtain permanent financing for the VCH acquisition and to replace its existing $50 million revolving credit facility. The new credit agreement consists of a term loan under which the Company may borrow up to $125 million and a new $50 million revolving credit facility. The Company has the option of borrowing at the following floating interest rates: (i) Eurodollars at a rate based on the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging from .15% to .30% depending on certain coverage ratios or
     (ii) dollars at a rate based on the current certificate of deposit rate, plus an applicable margin ranging from .275% to .425% depending on certain coverage ratios or (iii) dollars at the higher of (a) the Federal Funds Rate plus .5% and (b) the banks' prime rate. In addition, the Company pays a facility fee ranging from .10% to .20% on the total facility depending on certain coverage ratios.

          In the event of a change of control, as defined, the banks have the option to terminate the agreement and require repayment of any amounts outstanding. Amounts outstanding under the term loan as of December 31, 1996 have mandatory repayments of 24% of such amount on October 31, 2000, 2001 and 2002, respectively, and 28% on October 31, 2003. At October 31, 1996, $121 million of short-term obligations have been classified as long-term as it is the Company's intention to refinance these obligations under the new term loan facility.

     The new credit agreement contains certain restrictive covenants related to minimum net worth, funded debt levels, an interest coverage ratio and restricted payments, including a cumulative limitation for dividends paid and share repurchases. Under the most restrictive covenant, approximately $
     48.5 million was available for the payment of future dividends as of October 31, 1996.

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

      Effective May 1, 1996, the Company adopted the Financial Accounting Standards Board's SFAS No. 123. "Accounting for Stock-Based Compensation" ("SFAS 123"). This standard established accounting and reporting standards for stock-based employee compensation. The Company will continue to measure compensation costs for its stock-based compensation plans using the intrinsic value-based method, and will include certain pro forma disclosures required by SFAS 123 in its audited financial statements for the fiscal year ended April 30, 1997. The adoption of this standard did not have a material effect on the consolidated financial statements of the Company.

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                OCTOBER 31, 1996


FINANCIAL CONDITION

     During this seasonal period of cash usage, operating activities used $39.0 million of cash, or $12.7 million more than the prior year's comparable period. The increase was primarily due to higher expense levels to support the higher volume of business. The use of cash during this period is consistent with the seasonality of the journal subscription and the educational sector's receipts cycle which occur, for the most part, in the second half of the fiscal year.

     Investing activities used $121.7 million during the current quarter, or $104.2 million more than the comparable prior year's quarter, primarily due to the VCH and Technical Insights acquisitions as mentioned in note 5 to the financial statements.

     Financing activities primarily reflect the financing for the above acquisitions, as well as dividend payments and purchases of treasury shares during the period. In November 1996, the Company entered into a new $175 million credit agreement to obtain permanent financing for the VCH acquisition and to replace its existing $50 million revolving credit facility, as more fully described in note 6 to the financial statements.

RESULTS OF OPERATIONS
SECOND QUARTER ENDED OCTOBER 31, 1996

     Revenues for the second quarter advanced 23% to $107.1 million compared with $86.8 million in the prior year. Operating income for the current quarter was $7.2 million compared with $7.1 million in the prior year. Net income declined from $4.2 million in the prior year to $3.5 million. The current quarter includes the results of operations of VCH Publishing Group which was acquired in June 1996, and which had the effect of increasing revenues by approximately 16%, and reducing operating income by $0.2 million and net income by $1.2 million, or $0.07 per share, primarily due to amortization of intangibles and financing costs related to the acquisition.

     Excluding VCH, the improvement in revenues and operating income was primarily attributable to strong performances in the Company's scientific, technical and medical journals program and in its college division. International operations continued to produce healthy revenue gains. Similar to the experience of other companies in the trade publishing markets, the domestic professional/trade division posted lower revenues and operating income reflecting a change by a small number of large wholesalers and retailers to just-in-time inventory management policies, which also resulted in higher returns.

     Cost of sales as a percentage of revenues increased from 33.8% in the prior year to 35.0% due to product mix and higher royalty costs. Operating expenses as a percentage of revenues were 56.2% in the current quarter compared with 56.7% in the prior year's second quarter.

     Interest expense increased by $1.6 million due to the financing costs related to the VCH acquisition. The effective tax rate of 36% in the current quarter reflects a reduction of 4% from the prior year's second quarter due in large part to the tax benefits of VCH's acquisition related amortization and financing costs.

RESULTS OF OPERATIONS
SIX MONTHS ENDED OCTOBER 31, 1996

     Revenues for the first six months of fiscal 1997 were $206.3 million, or 18% ahead of the $174.9 million in the comparable prior year period. Operating income was $18.9 million, or $0.3 million ahead of the prior year period. Net income of $10.7 million for the current year period declined by $0.6 million from the prior year. The current year period includes the results of VCH Publishing Group since date of acquisition in June 1996, which had the effect of increasing revenues by approximately 11%, and reducing operating income by $0.9 million and net income by $2.2 million, or $0.13 per share, primarily due to amortization of intangibles and financing cost related to the acquisition.

     Excluding VCH, the improvements in revenues and operating income for the period are attributable to the same factors noted in the results of operations for the second quarter.

     For the year-to-date, costs of sales as a percentage of revenues increased from 33.3% to 34.5%, and operating expenses declined from 54.8% to 54.5%.

     Interest expense increased by $2.3 million due to the financing costs related to the VCH acquisition. The effective tax rate of 36% in the current period reflects a reduction of 4% from the prior year due in large part to the tax benefits of VCH's acquisition related amortization and financing costs.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders The following matters were voted upon at the annual meeting of shareholders of the Company on September 19, 1996.

              Election of Directors
              Fifteen directors as indicated in the Proxy Statement were elected to the Board, five of whom were elected by the holders of Class A Common Stock, and ten by the holders of Class B Common Stock

              Amendment of the 1991 Key Employee Stock Plan

              The amendment to limit to 150,000 the maximum number of shares of Class A Common Stock of the Company for which, in the aggregate, options, performance stock awards, and restricted stock awards can be granted to any one individual in any calendar year.

                  Votes for                          3,813,259
                  Votes against                         43,716
                  Abstentions                           20,083

              Ratification of Appointment of Arthur Andersen LLP, as Independent Public Accountants for the
              Fiscal Year Ending April 30, 1997

              The appointment was ratified as follows:

                  Votes for                          3,887,199
                  Votes against                          2,234
                  Abstentions                            2,424

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------
           (a)      Exhibits
                    ------
           10.1 Credit agreement dated as of November 15, 1996 among the Company, the Banks from time to time parties hereto, and Morgan Guaranty Trust Company of New York, as Agent.

           27       Financial Data Schedule


           (b)      Reports on Form 8-K
                    ----------------
                    The Company filed a Form 8-K/A dated June 13, 1996 amending the Form 8-K dated June 13, 1996 to provide Financial Statements of Businesses Acquired under Item 7(a) and Pro Forma Financial Information under Item 7(b).

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             JOHN WILEY & SONS, INC.
                             Registrant


                             By/s/    Charles R. Ellis
                                      --------------
                                      Charles R. Ellis
                                      President and
                                      Chief Executive Officer


                             By/s/    Robert D. Wilder
                                      --------------
                                      Robert D. Wilder
                          Executive Vice President and
                                      Chief Financial Officer


Dated:  December 12, 1996