Form 10-Q
period 1997-01-31
WILEY JOHN & SONS INC
filed 1997-03-07
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended January 31, 1997 Commission File No. 1-11507

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

The number of shares outstanding of each of the Registrant's classes of common stock as of January 31, 1997 were:

                     Class A, par value $1.00    -  12,699,140
                     Class B, par value $1.00    -    3,188,258


            This is the first of a twelve page document

                             JOHN WILEY & SONS, INC.

                                      INDEX





PART I - FINANCIAL INFORMATION                           PAGE NO.

Item 1. Financial Statements.

       Condensed Consolidated Statements of Financial Position -
Unaudited
        as of January 31, 1997 and 1996; and April 30, 1996...3

       Condensed  Consolidated  Statements  of Income -  Unaudited  for the Nine
        Months ended January 31, 1997 and 1996...4

       Condensed  Consolidated  Statements of Cash Flow - Unaudited for the Nine
        Months ended January 31, 1997 and 1996...5

       Notes to Unaudited Condensed Consolidated Financial
Statements....................................................6-8

Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations....................9-10

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K......................11

SIGNATURES....................................................12

EXHIBITS

27   Financial Data Schedule

                         JOHN WILEY & SONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                (In thousands)


                                                       (UNAUDITED)
                                              January  31,       April 30,
                                              1997     1996        1996
                                              ----     ----        ----

Assets

Current Assets

  Cash  and cash equivalents           $    92,060      66,235     55,284
  Accounts receivable                       78,925      73,515     60,276
  Inventories                               56,397      46,968     43,981
  Deferred income tax benefits               7,680       8,672      7,677
  Prepaid expenses                           4,202       2,948      3,413

             Total Current Assets          239,264     198,338    170,631

Product Development Assets                  31,258      28,781     30,282
Property and Equipment                      31,347      21,177     22,989
Intangible Assets                          164,479      51,024     52,394
Deferred income tax benefits                13,533           -          -
Other Assets                                15,296       8,098      8,205

             Total Assets              $   495,177     307,418    284,501


Liabilities & Shareholders' Equity

Current Liabilities

  Notes payable and current portion of $       998       1,477          -
  Accounts and royalties payable            51,395      46,046     36,952
  Deferred subscription revenues           111,045      86,684     71,999
  Accrued income taxes                       6,611       9,690      5,068
  Other accrued liabilities                 37,242      24,178     25,097

             Total Current Liabilities     207,291     168,075    139,116

Long-Term Debt                             125,000           -          -
Other Long-Term Liabilities                 25,231      14,749     14,994
Deferred Income Taxes                       13,772       9,519     12,409

Shareholders' Equity                       123,883     115,075    117,982

              Total Liabilities & Share$   495,177     307,418    284,501



        The accompanying Notes are an integral part of the condensed consolidated financial statements.

                                 JOHN WILEY & SON, INC AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                          (In thousands except per share information)




                                       Three Months          Nine Months
                                   Ended January 31,      Ended January 31,
                                   1997       1996       1997       1996
                                   ----       ----       ----       ----


Revenues                        $ 118,105     97,409    324,392    272,332

Costs and Expenses
  Cost of sales                    42,762     35,838    113,934     94,039
  Operating and administrative ex  61,215     49,728    173,715    145,615
  Amortization of intangibles       2,215      1,133      5,925      3,353
  Total Costs and Expenses        106,192     86,699    293,574    243,007


Operating Income                   11,913     10,710     30,818     29,325

Interest Income and Other             491      4,838        835      5,369
Interest Expense                   (1,878)      (127)    (4,372)      (343)

Interest Income (Expense) - Net    (1,387)     4,711     (3,537)     5,026

Income Before Taxes                10,526     15,421     27,281     34,351
Provision For Income Taxes          3,795      5,586      9,827     13,158


Net Income                      $   6,731      9,835     17,454     21,193


Net Income Per Share

  Primary                       $    0.41       0.59       1.06       1.28
  Fully Diluted                 $    0.41       0.59       1.06       1.28


Cash Dividends Per Share
  Class A Common                $  0.1000     0.0875     0.3000     0.2625
  Class B Common                $  0.0875     0.0775     0.2625     0.2325
Average Shares
  Primary                          16,294     16,604     16,430     16,542
  Fully Diluted                    16,340     16,616     16,450     16,576

    The accompanying Notes are an integral part of the condensed consolidated financial statements.

                      JOHN WILEY & SONS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW- UNAUDITED
                                 (In thousands)

                                                      Nine Months
                                                  Ended January 31,
                                                   1997           1996
                                                  ----            ----

Operating Activities
   Net income                                   $17,454            21,193
   Non-cash items                                36,019            38,493
   Net change in operating assets and liabilities 9,624             3,892
   Cash Provided by Operating Activities         63,097            63,578

Investing Activities

   Additions to product development assets      (18,490)          (19,231)
   Additions to property and equipment           (6,248)           (5,658)
   Acquisition of publishing assets            (103,331)           (1,975)
   Cash Used for Investing Activities          (128,069)          (26,864)

Financing Activities

   Purchase of treasury shares                  (10,393)           (2,292)
   Additions to long-term debt                  125,000                 0
   Repayment of acquired debt                   (10,542)                0
   Net borrowings of short-term debt              1,035               847
   Cash dividends                                (4,685)           (4,125)
   Proceeds from exercise of stock options          903             1,112
   Cash Provided by (Used in)                   101,318            (4,458)
       Financing Activities
   Effects of Exchange Rate Changes on Cash         430              -431

Cash and Cash Equivalents

     Increase for Period                         36,776            31,825
     Balance at Beginning of Period              55,284            34,410
     Balance at End of Period                   $92,060            66,235

Cash Paid During the Period for

     Interest                                    $3,193               487
     Income taxes (refund)                       $4,472            (2,468)

    The accompanying Notes are an integral part of the condensed consolidated financial statements.

             JOHN WILEY & SONS, INC., AND SUBSIDIARIES
                               NOTES TO UNAUDITED
            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1997



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of January 31, 1997 and 1996, and April 30, 1996, and results of operations and cash flows for the periods ended January 31, 1997 and 1996. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 1996.

2. The results for the nine months ended January 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

4.  Inventories were as follows:

                            January 31,                April 30,
                   ------------------------------     ------------
                      1997              1996             1996
                   ------------      ------------     ------------
                                    (Thousands)

Finished goods      $47,562             39,664           39,616
Work-in-process        8,483             5,457            4,865
Paper, cloth and       4,372             6,210            3,026
other
                   ------------      ------------     ------------
                     60,417             51,331           47,507

LIFO reserve       (   4,020)           (4,363)          (3,526)
                   ------------      ------------     ------------

Total inventories   $56,397             46,968           43,981
                   ------------      ------------     ------------

   Approximately $9.5 million of the increase in inventories at January 31, 1997 relates to the acquisition of VCH.

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

    These transactions were financed as described in note 6. The acquisitions have been accounted for by the purchase method, and the accompanying financial statements include the net assets acquired and results of operations since date of acquisition. The cost of the acquisitions has been allocated on the basis of preliminary estimates of the fair values of the assets acquired and the liabilities assumed. Final asset and liability fair values may differ based on appraisals and tax bases, however it is anticipated that any changes will not have a material effect in the aggregate on the consolidated financial position of the Company. The excess of cost over the preliminary estimate of the fair value of the tangible assets acquired amounted to approximately $120 million relating to acquired publication rights, noncompete agreements, goodwill and other intangibles and is being amortized on a straight line basis over an estimated average life of 30 years.

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

                                      Nine Months
                                   Ended January 31,
                     ----------------------------------------
                                    ----------

                         1997                     1996
                     ---------------          ---------------
                            (In thousands,  except per share
                     information)
       Revenues           324,392                 $ 320,927
                      $
       Net Income           16,045                $  15,546
                      $
       Net    Income            0.98              $      0.94
Per Share             $

6. In November 1996, the Company entered into a seven year $175 million credit agreement expiring on October 31, 2003 with nine banks to obtain permanent financing for the VCH acquisition and to replace its existing $50 million revolving credit facility. The new credit agreement consists of a term loan of $125 million and a new $50 million revolving credit facility. The Company has the option of borrowing at the following floating interest rates: (i) Eurodollars at a rate based on the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging from .15% to .30% depending on certain coverage ratios or (ii) dollars at a rate based on the current certificate of deposit rate, plus an applicable margin ranging from .275% to .425% depending on certain coverage ratios or (iii) dollars at the higher of (a) the Federal Funds Rate plus .5% and (b) the banks' prime rate. In addition, the Company pays a facility fee ranging from .10% to .20% on the total facility depending on certain coverage ratios.

       In the event of a change of control, as defined, the banks have the option to terminate the agreement and require repayment of any amounts outstanding. Amounts outstanding under the term loan have mandatory repayments of 24% of such amount on October 31, 2000, 2001 and 2002, respectively, and 28% on October 31, 2003.

    The new credit agreement contains certain restrictive covenants related to minimum net worth, funded debt levels, an interest coverage ratio and restricted payments, including a cumulative limitation for dividends paid and share repurchases. Under the most restrictive covenant, approximately $ 49.7 million was available for the payment of future dividends as of January 31, 1997.

7. Effective May 1, 1996, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This standard establishes the accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of this standard did not have a material effect on the consolidated financial statements of the Company.

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

             JOHN WILEY & SONS, INC., AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                JANUARY 31, 1997


FINANCIAL CONDITION

   Operating activities for the first nine months of fiscal 1997 provided $63.1 million of cash compared with $63.6 million in the prior year. The generation of cash during this period is consistent with the seasonality of the journal receipts cycle which occurs, for the most part, in the third quarter of the fiscal year.

   Investing activities used $128.1 million during the current period, or $101.2 million more than the comparable prior year's period, primarily due to the VCH and Technical Insights acquisitions as mentioned in note 5 to the financial statements.

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

RESULTS OF OPERATIONS
THIRD QUARTER ENDED JANUARY 31, 1997

   Revenues for the third quarter advanced 21% to $118.1 million compared with $97.4 million in the prior year. Operating income for the current quarter was $11.9 million compared with $10.7 million in the prior year. Net income declined from $9.8 million in the prior year to $6.7 million. The current quarter includes the results of operations of VCH Publishing Group which was acquired in June 1996, and which had the effect of increasing revenues by approximately 16%, and reducing operating income by $0.2 million and net income by $1.3 million, or $0.08 per share, primarily due to amortization of intangibles and financing costs related to the acquisition. The prior year's third quarter net income included a special income item of $2.6 million after taxes, equal to $0.16 per share, relating to interest received on the favorable resolution of amended tax return claims.

   Excluding VCH, the improvement in revenues and operating income was primarily attributable to strong performances in the Company's scientific, technical and medical journals program and in its college division. International operations continued to produce healthy revenue gains.

   Cost of sales as a percentage of revenues decreased from 36.8% in the prior year to 36.2%. Operating expenses as a percentage of revenues were 51.8% in the current quarter compared with 51.1% in the prior year's third quarter.

   Interest expense increased by $1.8 million due to the financing costs related to the VCH acquisition. Interest income declined by $4.3 million primarily due to the interest received in the prior year's third quarter on the favorable resolution of amended tax return claims. The effective tax rate was approximately 36% for both quarters.

RESULTS OF OPERATIONS
NINE MONTHS ENDED JANUARY 31, 1997

   Revenues for the first nine months of fiscal 1997 were $324.4 million, or 19% ahead of the $272.3 million in the comparable prior year period. Operating income was $30.8 million, or $1.5 million ahead of the prior year period. Net income of $17.5 million for the current year period declined by $3.7 million from the prior year. The current year period includes the results of VCH Publishing Group since date of acquisition in June 1996, which had the effect of increasing revenues by approximately 13%, and reducing operating income by $1.1 million and net income by $3.5 million, or $0.21 per share, primarily due to amortization of intangibles and financing cost related to the acquisition. The prior year period included the special income item of $2.6 million after taxes, equal to $0.16 per share, relating to interest received on the favorable resolution of amended tax return claims.

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

   For the year-to-date, costs of sales as a percentage of revenues increased from 34.5% to 35.1%, and operating expenses were 53.6% of revenues compared with 53.5% in the prior year period.

   Interest expense increased by $4.0 million due to the financing costs related to the VCH acquisition. Interest income declined $4.5 million primarily for the reason noted above. The effective tax rate of 36% in the current period reflects a reduction of 2% from the prior year due in large part to the tax benefits of VCH's acquisition related amortization and financing costs.

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K
       --------------------------
       (a)  Exhibits
            ------
              27 - Financial Data Schedule


       (b)  Reports on Form 8-K
            ----------------
            No reports on Form 8-K were filed during the quarter ended January 31, 1997.

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





Dated:  March 7, 1997