Form 10-K
period 1997-04-30
WILEY JOHN & SONS INC
filed 1997-07-01
CIK 107140

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

[x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April, 30, 1997

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the transition period from         to
Commission file number      1-11507

                             JOHN WILEY & SONS, INC.
             (Exact name of Registrant as specified in its charter)

NEW YORK                                          13-5593032
--------------------------------------       -----------------------------------
State or other jurisdiction of                    I.R.S. Employer
incorporation or organization                     Identification No.
605 Third Avenue, New York, NY                    10158-0012
--------------------------------------       -----------------------------------
Address of principal executive offices            Zip Code

Registrant's telephone number including           (212) 850-6000
area code                                    -----------------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

     The number of shares outstanding of the Registrant's Class A and Class B Common Stock, par value $1.00 per share as of May 31, 1997, was 12,746,220 and 3,166,058 respectively, and the aggregate market value of such shares of Common Stock held by non-affiliates of the Registrant as of such date was $389,905,158 based upon the closing market price of the Class A and Class B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's Definitive proxy Statement to be filed with the Commission on or about August 8, 1997 for the Annual Meeting of Shareholders to be held on September 18, 1997, (the "1997 Proxy Statement") is, to the extent noted below, incorporated by reference in Part III.

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

         In fiscal 1997, the Company acquired a 90% interest in the German based VCH Publishing Group (VCH) for approximately $99 million in cash. VCH is a leading scientific, technical, and professional publisher of journals and books in such disciplines as chemistry, architecture, civil engineering and law.

         The Company is on the Internet with a World Wide Web site located at http://www.wiley.com.

Domestic Publishing Operations

         Adopted textbooks (i.e., textbooks prescribed for course use) are sold primarily to bookstores serving educational institutions in the United States (i.e., college bookstores). The Company employs college sales representatives who call upon faculty members responsible for selecting books to be used in courses, and upon the college bookstores which serve such institutions and their students. Approximately 2,200 domestic college bookstore accounts are active customers. Textbook sales are generally made on a fully returnable basis.

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

         Sales of professional and consumer books also result from direct mail campaigns, telemarketing, on-line access, and advertising and reviews in periodicals. The mailings and advertising are intended to promote sales through bookstores and jobbers, as well as to solicit sales directly.

         Journal subscriptions result primarily from direct mail and other advertising and promotional campaigns, renewals which are solicited annually either directly or by companies commonly referred to as independent subscription agents, and memberships in the professional societies for those journals that are sponsored by such societies.

         The Company also receives licensing revenues from photocopies and electronic uses and reproductions of journal articles and other materials.

         Domestic publishing products, other than journals, are distributed from a Company operated warehouse located in New Jersey. Journals are mailed to subscribers directly from the independent printers.

International Publishing Operations

         The Company's publications are sold throughout most of the world through subsidiaries located in Europe, Canada, Australia, and Asia, or through agents, or directly from New York. These subsidiaries market their own indigenous publications, as well as publications produced by the domestic operations and other subsidiaries and affiliates.

         The Export Sales Department in New York markets the Company's publications through agents as well as foreign sales representatives in countries not served by a foreign subsidiary. John Wiley & Sons International Rights, Inc. sells foreign reprint and translations rights. The Company publishes, or licenses others to publish, its products which are distributed throughout the world in 35 foreign languages.

     Approximately 48% of the Company's fiscal 1997 revenues were derived from non-U.S. markets.

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

         Materials for publication are obtained from authors throughout most of the world through the efforts of an editorial staff, outside editorial advisors, and advisory boards. Most materials originate with their authors, but many are prepared as a result of suggestions or solicitations by editors or advisors. The Company's general practice is to revise its basic textbooks every three to five years, if warranted, and to revise other titles as appropriate. Approximately 41% of the Company's fiscal 1997 domestic book publishing revenues were from titles published or revised in that fiscal year. Subscription-based products, other than journals, are updated more frequently on a regular schedule.

         Most journals are owned by the Company, in which case they may or may not be sponsored by a professional society. Some are owned by such societies and published by the Company under an agreement. Societies which sponsor or own such journals generally receive a royalty and/or other consideration which varies with the nature of the relationship. The Company usually enters into agreements with the editors of journals which state the duties of the editors, and the fees and expenses for their services. Contributions of journal articles transfer publication rights to the Company or professional society, as applicable. Journal revenues represented approximately 36% of the Company's fiscal 1997 revenues.

         The Company's publishing business is not dependent upon a single customer, the loss of whom could have a material adverse effect. The book publishing business has witnessed a significant growth in national and regional bookstore chains in recent years, however, no one customer accounts for more than 5% of total consolidated revenues. The journal subscription business is primarily sourced through independent subscription agents who facilitate the journal ordering process by consolidating the subscription orders/billings of each subscriber with various publishers. Monies are collected in advance from subscribers by the subscription agents and are remitted to the journal publishers, including the Company, generally prior to the commencement of the subscriptions. Although at fiscal year-end, the Company had minimal credit risk exposure to these agents, future calendar year subscription receipts from these agents are highly dependent on their financial position and liquidity. Subscription agents account for approximately 25% of total consolidated revenues and no one agent accounts for more than 6% of total consolidated revenues.

         The Company performs marketing and distribution services for other publishers under agency arrangements. It also engages in co-publishing of titles with foreign publishers and in publication of adaptations of works from other publishers for particular markets.

         Like most other publishers, the Company generally contracts with independent printers and binderies for their services. The Company purchases its paper from printers and from independent suppliers. Paper prices decreased during fiscal 1997 compared with the increases experienced in prior years. The Company believes that adequate printing and binding facilities, and sources of paper and other required materials are available to it, and that it is not dependent upon any single supplier.

         The Company produces electronic versions of some of its products including software, video, CD-ROM, and through on-line services. Approximately 450 products are available in electronic formats, of which 100 are primary stand-alone products with the remainder representing supplemental products in support of other print products. The Company believes that the demand for new electronic technology products will increase. Accordingly, to properly service its customers and to remain competitive, the Company anticipates it will be necessary to increase its expenditures related to such new technologies over the next several years, including distributing virtually all of the Company's journals as full-text electronic files over the Internet.

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

Competition Within the Publishing Industry

         The sectors of the publishing industry in which the Company is engaged are highly competitive. The principal competitive criteria for the publishing industry are believed to be product quality, suitability of format and subject matter, author reputation, price, timely availability of both new titles and revisions of existing texts and, for textbooks and certain trade books, timely delivery of products to retail outlets. Recent years have seen a consolidation trend within the publishing industry, including several publishing companies having been acquired by larger publishers and other companies.

         Based upon currently available industry statistics, the Company believes that of books published and sold in the United States, it accounts for approximately 3% of the total sales of such university and college textbooks, and approximately 3% of the total sales of such professional books.

         The Company knows of no reliable industry statistics which would enable it to determine its share of the various foreign markets in which its operates. The Company believes that the percentage of its total book publishing sales in markets outside the United States is higher than that of most of the United States publishers. The Company also believes it is in the top rank of publishers of scientific and technical journals worldwide, as well as the leading commercial chemistry publisher at the research level, and one of the four largest publishers of university and college textbooks for the "hardside" disciplines, i.e. engineering, sciences and mathematics.

Employees

         As of April 30, 1997, the Company employed approximately 2,170 persons on a full-time basis worldwide, none of whom are unionized. Management considers relations with its employees to be generally satisfactory.

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

Executive Officers

         Set forth below as of April 30, 1997 are the names and ages of all executive officers of the Company, the period during which they have been officers, and the offices presently held by each of them.

Name and Age           Officer Since                   Present Office
-------------------------------------------------------------------------------
Bradford Wiley II          1993         Chairman of the Board since January
     56                                 1993 and a Director (previously
                                        Editor, College Division)

Charles R. Ellis           1988         President and Chief Executive Officer
     61                                 since June 1990 and a Director

William J. Pesce           1989         Chief Operating Officer since May 1997
     46                                 (previously Executive Vice President
                                        and Group President, Educational &
                                        International Publishing; Senior Vice
                                        President, Educational & International
                                        Publishing Group and Senior Vice
                                        President, Educational Publishing Group)

Stephen A. Kippur          1986         Executive Vice President and Group
     50                                 President, PRT since June 1996
                                        (previously Senior Vice President,
                                        Professional, Reference & Trade
                                        Publishing Group)

Richard S. Rudick          1978         Senior Vice President, General Counsel
     58                                 since June 1989

Robert D. Wilder           1986         Executive Vice President and Chief
     48                                 Financial and Support Operations
                                        Officer since June 1996 (previously
                                        Senior Vice President, Chief Financial
                                        Officer)

William Arlington          1990         Senior Vice President, Human Resources
     48                                 since June 1996 (previously Vice
                                        President, Human Resources)

Peter W. Clifford          1989         Senior Vice President, Finance,
     51                                 Corporate Controller and Chief
                                        Accounting Officer since June 1996
                                        (previously Vice President, Finance
                                        and Controller)

Deborah E. Wiley           1982         Senior Vice President, Corporate
     51                                 Communications since June 1996 and a
                                        Director (previously Vice President
                                        and Director of Corporate
                                        Communications)

Timothy B. King            1996         Senior Vice President, Planning and
     56                                 Development since June 1996
                                        (previously Vice President, Planning
                                        and Development)

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

                                              Approximate             Lease
Location             Purpose                  Square Feet        Expiration Date
--------------------------------------------------------------------------------

Leased-Domestic:

New York             Executive and             230,000                 2003
                     Editorial Offices

New Jersey           Distribution              170,000                 2003
                     Center and Office

New Jersey           Warehouse                 132,000                 2002

Colorado             Office                     17,000                 2000

Owned-Foreign:

Germany              Office and                 66,000
                     Warehouse
Leased-Foreign:

Australia            Office                     16,000                 1998
                     Warehouse                  26,000                 2000

Canada               Office                     14,000                 2001
                     Warehouse                  41,000                 2001

England              Office                     49,000                 2009
                     Warehouse                  68,000                 2012

Germany              Office                     23,000                 1999

Singapore            Office and Warehouse       53,000                 1999

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

Item 4.       Submission of Matters to a
              Vote of Security Holders

         No matters were submitted to the Company's security holders during the last quarter of the fiscal year ended April 30, 1997.

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

Item 9.       Changes in and Disagreements with
              Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.      Directors and Executive Officers

         The information regarding the Board of Directors on pages 4 to 11 of the 1997 Proxy Statement is incorporated herein by reference, and information regarding Executive Officers appears in Part I of this report.

Item 11.      Executive Compensation

         The information on pages 11 to 17 of the 1997 Proxy Statement is incorporated herein by reference.

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management

         The information on pages 2, 3, 9, and 10 of the 1997 Proxy Statement is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions

         The information on page 5 of the 1997 Proxy Statement is incorporated herein by reference.

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

(b)       Reports on Form 8-K.
          No reports on form 8-K were filed during the quarter ended April 30, 1997.

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

3.1 Restated Certificate of Incorporation (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1992).

3.2 Certificate of Amendment of the Certificate of Incorporation dated October 13, 1995 (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1996)

3.3 Restated By-Laws dated as of July 1994 (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1995).

4.1 Form of agreement between the Company and certain employees restricting transfer of Class B Common Stock (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended January 31, 1986).

10.1 Credit agreement dated as of November 15, 1996 among the Company, the Banks from time to time parties hereto, and Morgan Guaranty Trust Company of New York, as Agent (incorporated by reference to the Company's report on Form 10-Q for the quarterly period ended October 31, 1996).

10.2 1991 Key Employee Stock Plan (incorporated by reference to the Company's Definitive Proxy Statement dated August 8, 1991).

10.3 Amendment to 1991 Key Employee Stock plan dated as of September 19, 1996 (incorporated by reference to the Company's Definitive Proxy Statement dated August 9, 1996).

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

10.8 1990 Director Stock Plan as Amended and Restated as of June 22, 1995 (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1996).

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

10.13 Form of the Fiscal Year 1997 Executive Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1996).

10.14     Form  of  the  Fiscal  Year  1997  Executive   Annual  Incentive  Plan
          (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1996).

10.15 Senior Executive Employment Agreement amended as of March 29, 1995 between Charles R. Ellis and the Company (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1995).

10.16 Restricted Stock Award Agreement dated as of June 23, 1994 between Charles R. Ellis and the Company (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31,
          1995).

10.17 Senior Executive Employment Agreement dated as of July 1, 1994 between Stephen A. Kippur and the Company (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31,
          1995).

10.18 Amendment No. 1 to Stephen A. Kippur's Senior Executive Employment Agreement dated as of July 1, 1994 (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31,
          1995).

10.19 Restricted Stock Award Agreement dated as of June 23, 1994 between Stephen A. Kippur and the Company (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31,
          1995).

10.20 Senior Executive Employment Agreement dated as of July 1, 1994 between William J. Pesce and the Company (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31,
          1995).

10.21 Amendment No. 1 to William J. Pesce's Senior Executive Employment Agreement dated as of July 1, 1994 (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31,
          1995).

10.22 Restricted Stock Award Agreement dated as of June 23, 1994 between William J. Pesce and the Company (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31,
          1995).

10.23 Senior Executive Employment Agreement dated as of July 1, 1994 between Robert D. Wilder and the Company (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31,
          1995).

10.24 Amendment No. 1 to Robert D. Wilder's Senior Executive Employment Agreement dated as of July 1, 1994 (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31,
          1995).

10.25 Restricted Stock Award Agreement dated as of June 23, 1994 between Robert D. Wilder and the Company (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31,
          1995).

10.26 Employment agreement letter dated as of January 16, 1997 between Richard S. Rudick and the Company.

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

27        Financial Data Schedule.

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

         The following financial statements and information appearing on the pages indicated are filed as part of this Report:

                                                                         Page(s)
     Report of Independent Public Accountants and
     Consent of Independent Public Accountants...............................16

     Consolidated Statements of Financial Position
     as of April 30, 1997 and 1996...........................................17

     Consolidated Statements of Income and Retained Earnings
     for the years ended April 30, 1997, 1996 and 1995.......................18

     Consolidated Statements of Cash Flows for the
     years ended April 30, 1997, 1996 and 1995...............................19

     Notes to Consolidated Financial Statements...........................20-28

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations............................................29-31

     Results by Quarter (Unaudited)..........................................32

     Quarterly Share Prices, Dividends and Related Stockholder Matters.......32

     Selected Financial Data.................................................33

     Schedule II - Valuation and Qualifying Accounts.........................34

         Other schedules are omitted because of absence of conditions under which they apply or because the information required is included in the Notes to the Consolidated Financial Statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and the Shareholders of John Wiley & Sons, Inc.:

     We have audited the accompanying consolidated statements of financial position of John Wiley & Sons, Inc. (a New York corporation), and subsidiaries as of April 30, 1997 and 1996, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended April 30, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of John Wiley & Sons, Inc., and subsidiaries as of April 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1997 in conformity with generally accepted accounting principles.

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

ARTHUR ANDERSEN LLP
New York, New York
June 11, 1997

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation of our report included in the John Wiley & Sons, Inc. Form 10-K for the year ended April 30, 1997, into the Company's previously filed Registration Statement File Nos. 33-60268, 2-65296, 2-95104, 33-29372 and 33-62605.

ARTHUR ANDERSEN LLP
New York, New York
June 11, 1997

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                            April 30
John Wiley & Sons, Inc. and Subsidiaries            ----------------------
Dollars in Thousands                                   1997         1996
--------------------------------------------------------------------------------
Assets
Current Assets
    Cash and cash equivalents                        $ 79,116   $ 55,284
    Accounts receivable                                61,841     60,276
    Inventories                                        49,100     43,981
    Deferred income tax benefits                        7,143      7,677
    Prepaid expenses                                    6,935      3,413
--------------------------------------------------------------------------------
    Total Current Assets                              204,135    170,631
--------------------------------------------------------------------------------

Product Development Assets                             31,683     30,282
Property and Equipment                                 32,699     22,989
Intangible Assets                                     165,147     52,394
Deferred Income Tax Benefits                           13,004       --
Other Assets                                           11,276      8,205
--------------------------------------------------------------------------------
Total Assets                                        $ 457,944   $284,501
================================================================================

Liabilities and Shareholders' Equity
Current Liabilities
   Notes payable                                    $     172  $    --
   Accounts and royalties payable                      30,988     36,952
   Deferred subscription revenues                      94,419     71,999
   Accrued income taxes                                 3,825      5,068
   Other accrued liabilities                           34,948     25,097
--------------------------------------------------------------------------------
   Total Current Liabilities                          164,352    139,116
--------------------------------------------------------------------------------
Long-Term Debt                                        125,000       --
Other Long-Term Liabilities                            24,907     14,994
Deferred Income Taxes                                  14,702     12,409

Shareholders' Equity
   Common stock issued
   Class A (16,569,066 and 16,412,343 shares)          16,569     16,412
   Class B (4,037,082 and 4,086,482 shares)             4,037      4,086
   Additional paid-in capital                          34,332     31,615
   Retained earnings                                  120,823    106,716
   Cumulative translation adjustment                      106     (3,086)
   Unearned deferred compensation                      (3,254)    (4,268)
--------------------------------------------------------------------------------
                                                      172,613    151,475
Less Treasury shares at cost
     (Class A-3,824,978 and 3,503,109;
      Class B-871,024 and 871,024)                    (43,630)   (33,493)
--------------------------------------------------------------------------------
Total Shareholders' Equity                            128,983    117,982
--------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity          $ 457,944  $ 284,501
================================================================================
    The accompanying notes are an integral part of the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS


                                            For the years ended April 30
John Wiley & Sons, Inc. and Subsidiaries -------------------------------------
Dollars In Thousands Except per share data  1997         1996         1995
------------------------------------------------------------------------------
Revenues                                 $ 431,974    $ 362,704    $ 331,091

Costs and Expenses
   Cost of sales                           155,245      126,718      113,142
   Operating and admin. expenses           233,771      198,494      186,984
   Amortization of intangibles               8,161        4,537        4,086
--------------------------------------------------------------------------------
   Total Costs and Expenses                397,177      329,749      304,212
--------------------------------------------------------------------------------

Operating Income                            34,797       32,955       26,879

Interest Income and Other                    2,281        6,211        1,768
Interest Expense                            (6,225)        (368)      (2,854)
--------------------------------------------------------------------------------
Interest Income (Expense)-Net               (3,944)       5,843       (1,086)
--------------------------------------------------------------------------------

Income Before Taxes                         30,853       38,798       25,793

Provision for Income Taxes                  10,513       14,118        7,482
--------------------------------------------------------------------------------

Net Income                                  20,340       24,680       18,311
--------------------------------------------------------------------------------

Retained Earnings at Beginning of Year     106,716       87,541       74,024
Cash Dividends
   Class A Common
      ($.40, $.35 and $.31 per share)        5,116        4,492        3,885
   Class B Common
      ($.35, $.31 and $.275 per share)       1,117        1,013          909
--------------------------------------------------------------------------------
   Total Dividends                           6,233        5,505        4,794
--------------------------------------------------------------------------------
Retained Earnings at End of Year         $ 120,823    $ 106,716    $  87,541
================================================================================

Income Per Share
   Primary and fully diluted             $    1.24    $    1.49    $    1.12


   The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

John Wiley & Sons, Inc. and Subsidiaries                              For the years ended April 30
                                                               --------------------------------------
Dollars In Thousands                                                1997         1996         1995
-----------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                         $ 20,340     $ 24,680     $ 18,311
Noncash Items
   Amortization of intangibles                                        8,161        4,537        4,086
   Amortization of composition costs                                 17,763       15,196       12,285
   Depreciation of property and equipment                             8,340        7,314        6,589
   Reserves for returns, doubtful accounts and obsolescence          11,861        6,586        4,321
   Deferred income taxes                                              3,243        7,873        2,094
   Other                                                              7,300        7,583        5,155
Changes in Operating Assets and Liabilities
   Increase in receivables                                             (178)     (12,150)      (8,337)
   Decrease (increase) in inventories                                 1,791       (3,734)      (3,962)
   Increase (decrease) in accounts and royalties payable            (12,109)       3,821        6,951
   Increase in deferred subscription revenues                         7,769        4,996        7,596
   Net change in other operating assets and liabilities             (10,372)       1,420       (3,198)
-----------------------------------------------------------------------------------------------------
   Cash Provided by Operating Activities                             63,909       68,122       51,891
-----------------------------------------------------------------------------------------------------
Investing Activities
   Additions to product development assets                          (25,466)     (26,483)     (19,705)
   Additions to property and equipment                               (8,868)      (9,310)      (7,876)
   Acquisition of publishing assets                                (103,980)      (3,968)     (12,268)
-----------------------------------------------------------------------------------------------------
   Cash Used for Investing Activities                              (138,314)     (39,761)     (39,849)
-----------------------------------------------------------------------------------------------------
Financing Activities
   Purchase of treasury shares                                      (10,506)      (3,323)        (212)
   Additions to long-term debt                                      125,000         --           --
   Repayment of long-term debt                                      (10,542)        --        (32,000)
   Net borrowings (repayments) of short-term debt                    (1,270)        (624)         522
   Cash dividends                                                    (6,233)      (5,505)      (4,794)
   Proceeds from issuance of stock on option exercises and othe       1,249        2,289          590
-----------------------------------------------------------------------------------------------------
   Cash Provided by (Used for) Financing Activities                  97,698       (7,163)     (35,894)
-----------------------------------------------------------------------------------------------------
   Effects of Exchange Rate Changes on Cash                             539         (324)         805
-----------------------------------------------------------------------------------------------------
Cash and Cash Equivalents
   Increase (decrease) for year                                      23,832       20,874      (23,047)
   Balance at beginning of year                                      55,284       34,410       57,457
-----------------------------------------------------------------------------------------------------
   Balance at end of year                                         $  79,116    $  55,284    $  34,410
=====================================================================================================
Cash Paid During the Year for
   Interest                                                       $   5,143    $     647    $   3,807
   Income Taxes                                                   $   3,966    $   2,799    $   6,886
=====================================================================================================

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

Subscription Revenues: Subscription revenues are generally collected in advance. These revenues are deferred and recognized as earned when the related issue is shipped to the subscriber.Sales Returns and Doubtful Accounts: The Company provides an estimated allowance for doubtful accounts and for future returns on sales made during the year. The allowance for doubtful accounts and returns (estimated returns net of inventory and royalty costs) is shown as a reduction of receivables in the accompanying consolidated balance sheets and amounted to $34.5 and $26.8 million at April 30, 1997 and 1996, respectively. Depreciation and Amortization: Buildings, leasehold improvements and capital leases are amortized over the lesser of the estimated useful lives of the assets up to 40 years, or the duration of the various leases, using the straight-line method. Furniture and equipment is depreciated principally on the straight-line method over estimated useful lives ranging from 3 to 10 years. Composition costs representing the costs incurred to bring an edited manuscript to publication including typesetting, proofreading, design and illustration, etc. are capitalized and amortized over estimated useful lives representative of product revenue patterns, generally 3 years.

Intangible Assets: Intangible assets consist of acquired publication rights, which are principally amortized over periods ranging from 3 to 30 years based on the projected revenues of rights acquired, noncompete agreements, which are amortized over the term of such agreements, and goodwill and other intangibles, which are amortized on a straight - line basis over periods ranging from 5 to 40 years. If facts and circumstances indicate that long-lived assets and/or intangible assets may be permanently impaired, it is the Company's policy to assess the carrying value and recoverability of such assets based on an analysis of undiscounted future cash flows of the related operations. Any resulting reduction in carrying value based on the estimated fair value would be charged to operating results.

Foreign Exchange Contracts: The Company, from time to time, enters into forward exchange contracts as a hedge against its overseas subsidiaries' non-functional currency asset, liability, and commitment exposures. Such exposures include overseas subsidiaries' anticipated annual journal subscription revenues, as well as that portion of the revenues and related receivables on sales of book products, that are denominated in U.S. dollars. Realized and unrealized gains and losses are deferred and taken into income over the lives of the hedged items if permitted by generally accepted accounting principles; otherwise the contracts are marked to market with any gains and losses reflected in operating expenses. At April 30, 1997, the Company had one contract to sell approximately $6.9 million of pound) sterling expiring in May 1997, the market value of which approximated the contract value. There were no open foreign exchange contracts at April 30, 1996. No gains or losses were deferred at April 30, 1997, or 1996.

Stock-Based Compensation: Stock options and restricted stock grants are accounted for in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Accordingly, the Company recognizes no compensation expense for fixed stock option grants since the exercise price is equal to the fair value of the shares at date of grant. For restricted stock grants, compensation cost is recognized generally ratably over the vesting period based on the fair value of shares. In fiscal 1997, the Company adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation".

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

Cash   Equivalents:   Cash  equivalents   consist  primarily  of  highly  liquid
investments with a maturity of three months or less and are stated at cost plus accrued interest, which approximates market value.

New Accounting Standards: The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which becomes effective for the Company's fiscal 1998 consolidated financial statements beginning in the third quarter. SFAS No. 128 will eliminate the disclosure of primary earnings per share, which includes the dilutive effect of stock options, warrants and other convertible securities ("Common Stock Equivalents") and instead requires reporting of "basic" earnings per share, which will exclude Common Stock Equivalents. Additionally, SFAS No. 128 changes the methodology for fully diluted earnings per share. In the opinion of the Company's management, the adoption of this new accounting standard will not have a material effect on the reported earnings per share of the Company.

Acquisitions

     In fiscal 1997, the Company acquired a 90% interest in the German-based VCH Publishing Group ("VCH") through the purchase of 90% of the shares of VCH Verlagsgesellschaft mbH for approximately $99 million in cash. VCH is a leading scientific, technical and professional publisher of journals and books in such disciplines as chemistry, architecture, civil engineering and law. The cost of the acquisition has been allocated on the basis; of preliminary estimates of the fair values of the assets acquired and the liabilities assumed. Final asset and liability fair values may differ based on appraisals and tax bases; however it is anticipated that any changes will not have a material effect in the aggregate on the consolidated financial position of the Company. The excess of cost over the preliminary estimate of the fair value of the tangible assets acquired amounted to approximately $115 million relating to acquired publication rights, which are being amortized on a straight-line basis over an average life of 30 years. In addition, during the year, the Company acquired various newsletters including the publishing assets of Technical Insights, Inc., a publisher of print and electronic newsletters in various areas of science and technology, for purchase prices aggregating $4.7 million, which primarily relates to goodwill and is being amortized on a straight-line basis over 10 years.

     In fiscal 1996, the Company acquired Clinical Psychology Publishing Company
(CPPC), a publisher of journals and books in the fields of clinical and educational psychology; Preservation Press, consisting of architectural heritage books, technical preservation guides and children's architecture books; and certain other smaller publishing properties. In addition, the Company became the publisher of Cancer, the American Cancer Society's medical journal. The purchase prices amounted to $4.0 million in cash plus assumed liabilities of $1.3 million. The excess of cost over the fair value of the tangible assets acquired amounted to approximately $3.7 million, of which $.9 million related to acquired publication rights, $.2 million related to noncompete agreements, and $2.6 million represented goodwill and other intangibles, which are being amortized over 5 to 15 years.

     In fiscal 1995, the Company acquired the publishing business of Executive Enterprises, Inc., consisting of books, journals and newsletters for environmental management, accounting, law and human resource professionals; ValuSource, which produces specialized business valuation software for accountants, entrepreneurs and corporations; the college engineering list of Houghton Mifflin; the book publishing program of Oliver Wight Publications, Inc., consisting of general management and manufacturing/quality titles; the OS/2 computer-book list of Van Nostrand Reinhold, Inc., and other smaller publishing lists, for purchase prices aggregating $12.3 million in cash plus assumed liabilities of $2.9 million. The excess of cost over the fair value of the tangible assets acquired amounted to approximately $13.5 million, of which $6.7 million related to acquired publication rights, $.5 million related to
noncompete  agreements,   and  $6.3  million  represented  goodwill  and  other
intangibles which are being amortized over 10 to 15 years.

     All acquisitions have been accounted for by the purchase method, and the accompanying financial statements include their results of operations since their respective dates of acquisition. The following pro forma information presents the results of operations of the Company as if the VCH acquisition had been consummated as of May 1, 1995. The pro forma financial information is not necessarily indicative of the actual results that would have been obtained had the acquisition been consummated as of May 1, 1995, nor is it necessarily indicative of future results of operations. The pro forma effects for the other acquisitions were not material.

Dollars in thousands, except per share data      1997                    1996
--------------------------------------------------------------------------------
Revenues                                   $    441,650             $    424,570
Net Income                                 $     18,931             $     17,520
Net Income Per Share                       $       1.16             $       1.06

Inventories

         Inventories at April 30 were as follows:

Dollars in thousands             1997                  1996
-------------------------------------------------------------------
Finished Goods               $  40,859            $  39,616
Work-in-Process                  7,475                4,865
Paper, Cloth and Other           2,559                3,026
-------------------------------------------------------------------
                                50,893               47,507
LIFO Reserve                    (1,793)              (3,526)
-------------------------------------------------------------------
Total                        $  49,100           $   43,981
-------------------------------------------------------------------

     Domestic book inventories aggregating $29.9 million and $32.2 million at April 30, 1997 and 1996, respectively, are stated at cost or market, whichever is lower, using the last-in, first-out method. All other inventories are stated at cost or market, whichever is lower, using the first-in, first-out method.

Product Development Assets

         Product development assets consisted of the following at April 30:

Dollars in thousands                    1997            1996
-------------------------------------------------------------------
Composition Costs                  $  21,819      $   21,505
Royalty Advances                       9,864           8,777
-------------------------------------------------------------------
Total                              $  31,683      $   30,282
-------------------------------------------------------------------

     Composition costs are net of accumulated amortization of $33,323 in 1997 and $27,199 in 1996.

Property and Equipment

     Property and equipment consisted of the following at April 30:

Dollars in thousands                    1997            1996
-------------------------------------------------------------------
Land and Land Improvements         $   1,419      $     ----
Buildings and Leasehold
   Improvements                       18,345          12,045
Furniture and Equipment               55,622          45,765
-------------------------------------------------------------------
                                      75,386          57,810
Accumulated Depreciation             (42,687)        (34,821)
-------------------------------------------------------------------
Total                              $  32,699      $   22,989
-------------------------------------------------------------------

Intangible Assets

     Intangible assets are stated at cost, net of accumulated amortization, and consisted of the following at April 30:

Dollars in thousands                    1997          1996
-------------------------------------------------------------------
Acquired Publication Rights        $ 122,240      $    8,007
Goodwill and Other Intangibles        42,296          43,752
Noncompete Agreements                    611             635
-------------------------------------------------------------------
Total                              $ 165,147      $   52,394
-------------------------------------------------------------------

Other Accrued Liabilities

     Included  in  other  accrued   liabilities  was  accrued   compensation  of
approximately $15.0 million and $13.5 million for 1997 and 1996, respectively.

Income Taxes

     The provision for income taxes was as follows:

Dollars in thousands           1997       1996        1995
-------------------------------------------------------------------
Currently Payable
   Federal                   $   945    $  1,122   $  1,184
   Foreign                     5,295       4,142      3,675
   State and local             1,026       1,000        314
-------------------------------------------------------------------
   Total Current Provision     7,266       6,264      5,173
-------------------------------------------------------------------
Deferred Provision
   Federal                     2,496       5,270      1,716
   Foreign                       834       1,687        451
   State and Local               (83)        897        142
-------------------------------------------------------------------
   Total Deferred Provision    3,247       7,854      2,309
-------------------------------------------------------------------
   Total Provision           $10,513    $ 14,118   $  7,482
-------------------------------------------------------------------

     The Company's effective income tax rate as a percent of pretax income differed from the U.S. federal statutory rate as shown below:

                                     1997       1996     1995
-------------------------------------------------------------------
U.S. Federal Statutory Rate           35.0%      35.0%    35.0%
State and Local Income Taxes
 Net of Federal Income Tax Benefit     2.0        3.2       .8
Tax Benefit Derived from FSC Income   (4.8)      (3.1)    (6.1)
Foreign Source Earnings Taxed at
 Other than U.S. Statutory Rate         .3        1.1     (1.0)
Nondeductible Amortization
 of Intangibles                         .9         .7      1.1
Other-Net                               .7        (.5)     (.8)
-------------------------------------------------------------------
Effective Income Tax Rate             34.1%      36.4%    29.0%
-------------------------------------------------------------------

     Deferred taxes result from timing differences in the recognition of revenue and expense for tax and financial reporting purposes. The components of the provision for deferred taxes were as follows:

Dollars in thousands                    1997         1996        1995
-----------------------------------------------------------------------
Depreciation and Amortization      $    (691)  $   (3,684)  $  1,451
Accrued Expenses                         264        6,100      1,197
Circulation Costs                       ----        1,471      1,614
Provision for Sales Returns
   and Doubtful Accounts                (959)      (1,391)      (255)
Inventory                                112          578     (1,150)
Retirement Benefits                      (87)         (66)      (224)
Divested Operations                     ----       (3,386)      ----
Long-Term Liabilities                  1,562        5,102       ----
Alternative Minimum Tax Credit
   and Other Carryforwards               653        1,869       (722)
Net Operating Loss Carryforwards      (1,150)        ----       ----
Valuation Allowance                    2,432         ----       ----
Other-Net                              1,111        1,261        398
-----------------------------------------------------------------------
Total Deferred Provision             $ 3,247     $  7,854   $  2,309
-----------------------------------------------------------------------

     The significant components of deferred tax assets and liabilities were as follows:
                                              1997                  1996
--------------------------------------------------------------------------------
Dollars in thousands                    Current  Long-Term    Current  Long-Term
--------------------------------------------------------------------------------
Deferred Tax Assets
  Net Operating Loss
   Carryforwards                        $ ----   $25,703      $ ----    $  ----
  Reserve for Sales Returns
   and Doubtful Accounts                 8,219      ----       7,100       ----
  Costs Capitalized for Taxes             ----     3,282        ----      2,951
  Retirement and Post-
   Employment Benefits                    ----     3,387        ----      2,517
  Amortization of Intangibles             ----     1,140        ----       ----
  Other                                     52      ----       1,871       ----
--------------------------------------------------------------------------------
  Total Deferred Tax Assets              8,271    33,512       8,971      5,468
  Less: Valuation Allowance               ----   (13,344)       ----       ----
  Net Deferred Tax Assets                8,271    20,168       8,971      5,468
--------------------------------------------------------------------------------
Deferred Tax Liabilities
  Inventory                             (1,128)    ----       (1,294)      ----
  Depreciation and Amortization           ----    (5,149)       ----     (3,278)
  Divested Operations                     ----       (44)       ----        248
  Accrued Expenses                        ----    (6,230)       ----     (5,664)
  Long-Term Liabilities                   ----    (8,891)       ----     (6,557)
  Other                                   ----    (1,552)       ----     (2,626)
--------------------------------------------------------------------------------
  Total Deferred Tax Liabilities        (1,128)  (21,866)     (1,294)   (17,877)
--------------------------------------------------------------------------------
  Net Deferred Tax Assets (Liability)  $ 7,143   $(1,698)    $ 7,677   $(12,409)
--------------------------------------------------------------------------------

     Approximately $10.9 million of the valuation allowance relates to net deferred tax assets recorded in connection with the VCH acquisition. Any amounts realized in future years will reduce the intangible assets recorded at date of acquisition.

     At April 30, 1997, the Company had aggregate unused net operating loss carryforwards of approximately $62.3 million which may be available to reduce future taxable income primarily in foreign tax jurisdictions and generally have no expiration date.

     In fiscal 1996, the Company received approximately $6 million of net federal, state and local tax refunds including interest on the favorable resolution of amended tax return claims of prior years primarily relating to timing differences. Net income for fiscal 1996 includes interest income related thereto of $4.4 million, or $2.6 million after taxes, equal to $.16 per share.

     In general, the Company plans to continue to invest the undistributed earnings of its foreign subsidiaries in those businesses, and therefore no provision is made for taxes which would be payable if such earnings were distributed. At April 30, 1997, the undistributed earnings of foreign subsidiaries approximated $32.3 million and, if remitted currently, would result in additional taxes approximating $5.3 million.

Notes Payable and Debt

     Long-term debt consisted of the following at April 30:

Dollars in thousands                          1997                1996
--------------------------------------------------------------------------------
Term Loan Notes Payable Due
   October 2000 Through 2003                $ 125,000         $   ----

     The weighted average interest rate on the term-loan was 5.82% during 1997, as well as at April 30, 1997.

     In fiscal 1997, the Company entered into a seven year, $175 million credit agreement expiring on October 31, 2003, with nine banks to obtain permanent financing for the VCH acquisition and to replace its existing $50 million revolving credit facility. The new credit agreement consists of a term loan of $125 million and a new $50 million revolving credit facility. The Company has the option of borrowing at the following floating interest rates: (i) Eurodollars at a rate based on the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging from .15% to .30% depending on certain coverage ratios or (ii) dollars at a rate based on the current certificate of deposit rate, plus an applicable margin ranging from .275% to .425% depending on certain coverage ratios or (iii) dollars at the higher of (a) the Federal Funds Rate plus .5% and
(b) the banks' prime rate. In addition, the Company pays a facility fee ranging from .10% to .20% on the total facility depending on certain coverage ratios.

     In the event of a change of control, as defined, the banks have the option to terminate the agreement and require repayment of any amounts outstanding. Amounts outstanding under the term loan have mandatory repayments as follows:

Dollars in thousands           1998         1999      2000      2001      2002
--------------------------------------------------------------------------------

                           $   ----     $   ----  $   ----    $30,000    $30,000

     The credit agreement contains certain restrictive covenants related to minimum net worth, funded debt levels, an interest coverage ratio and restricted payments, including a cumulative limitation for dividends paid and share repurchases. Under the most restrictive covenant, approximately $51 million was available for the payment of future dividends as of April 30, 1997.

     The Company and its subsidiaries have other short-term lines of credit aggregating $51 million at various interest rates. Information relating to all short-term lines of credit follows:

Dollars in thousands                               1997        1996       1995
--------------------------------------------------------------------------------
End of Year
   Amount outstanding                          $   172         ----     $  621
   Weighted average interest rate                 10.4%        ----       8.5%
During the Year
   Maximum amount outstanding                  $26,253      $18,909    $ 1,351
   Average amount outstanding                  $11,368      $ 5,960     $  529
   Weighted average interest rate                 6.0%         7.0%       8.7%
--------------------------------------------------------------------------------

     Based on estimates of interest rates currently available to the Company for loans with similar terms and maturities, the fair value of notes payable and long-term debt approximates the carrying value.

Retirement Plans

     The Company and its principal subsidiaries have contributory and noncontributory retirement plans that cover substantially all employees. The plans generally provide for employee retirement between the ages of 60 and 65 and benefits based on length of service and final average compensation, as defined. No increase in compensation levels is assumed for the domestic plan, as the Company may, but is not required to, update from time to time the ending date (currently December 31, 1993) for the three-year period used to determine final average compensation. For funded plans, funds are contributed as necessary to provide for current service and for a portion of any unfunded projected benefit obligation. To the extent that these requirements are exceeded by plan assets, a contribution may not be made in a particular year. Plan assets consist principally of investments in corporate stocks and bonds and government obligations. The unfunded plan primarily relates to a non-U.S. subsidiary and is governed by local statutory requirements.

     Pension costs for the defined benefit plans were as follows:

Dollars in thousands               1997        1996       1995
--------------------------------------------------------------------------
Service Cost                    $ 2,902    $  2,598   $  2,418
Interest Cost on Projected
   Benefit Obligation             4,665       3,757      3,440
Return on Assets                 (6,826)     (6,331)    (2,937)
Net Amortization and Deferral     1,014       1,430     (1,764)
--------------------------------------------------------------------------
Net Periodic Pension Expense    $ 1,755    $  1,454   $  1,157
--------------------------------------------------------------------------

     The net pension expense included above for the international plans amounted to approximately $1.5 million, $1.1 million and $1.0 million for 1997, 1996, and 1995, respectively.

     The following table sets forth the status of the plans and the amounts recognized in the Company's consolidated statements of financial position.

                                             1997                     1996
--------------------------------------------------------------------------------
                              Assets Exceed      Accumulated     Assets Exceed
                               Accumulated         Benefits        Accumulated
Dollars in thousands            Benefits        Exceed Assets       Benefits
--------------------------------------------------------------------------------
Fair Value of Plan Assets      $  68,385        $    ----          $ 61,076
Accumulated Benefit Obligation
    Vested Benefits              (50,214)         (10,462)          (45,624)
    Nonvested Benefits            (3,204)            (564)           (2,827)
--------------------------------------------------------------------------------
                                 (53,418)         (11,026)          (48,451)
Projected Compensation Increases  (3,808)          (1,420)           (3,440)
--------------------------------------------------------------------------------
Projected Benefit Obligation     (57,226)         (12,446)          (51,891)
--------------------------------------------------------------------------------
Funded Status                     11,159          (12,446)            9,185
Unrecognized Net Asset            (3,759)            ----            (4,424)
Unrecognized Prior Service Cost    1,692              447             2,265
Unrecognized Net Loss (Gain)      (7,524)             350            (6,696)
--------------------------------------------------------------------------------
Prepaid (Accrued) Pension Cost $   1,568        $ (11,649)         $    330
--------------------------------------------------------------------------------

     The range of assumptions used in 1997 and 1996 were:

                                             1997                     1996
-------------------------------------------------------------------------------
                              Assets Exceed      Accumulated     Assets Exceed
                               Accumulated         Benefits        Accumulated
                                Benefits        Exceed Assets       Benefits
-------------------------------------------------------------------------------
Discount Rate                    7.5-8.5%           6.5%           7.5%-8.5%
Expected Long-Term Rate of
   Return on Plan Assets         7.0-8.0%           ----           7.0%-8.0%
Rate of Increase in
   Compensation Levels             0-7.0%           3.7%              0-7.0%

     The Company has agreements with certain officers and senior management personnel that provide for the payment of supplemental retirement benefits during each of the 10 years after the termination of employment. Under certain circumstances, including a change of control as defined, the payment of such amounts could be accelerated on a present value basis. The cost of these benefits is being charged to expense on a present value basis over the estimated term of employment and amounted to approximately $1.1 million, $1.0 million, and $.9 million in 1997, 1996 and 1995, respectively.

     The Company provides life insurance and health care benefits, subject to certain dollar limitations and retiree contributions, for substantially all of its retired domestic employees. The cost of such benefits is expensed over the years that the employees render service and is funded on a pay-as-you-go, cash basis. The accumulated post-retirement benefit obligation amounted to $.3 million at April 30, 1997 and 1996 and the amount expensed in fiscal 1997 and prior years was not material.

Commitments and Contingencies

     The following schedule shows the composition of rent expense for operating leases:

Dollars in thousands           1997        1996       1995
--------------------------------------------------------------------------
Minimum Rental              $ 13,654    $ 12,550   $ 12,202
Lease Escalation               2,188       1,913      1,848
Less: Sublease Rentals           (19)        (19)       (63)
--------------------------------------------------------------------------
Total                       $ 15,823    $ 14,444   $ 13,987
--------------------------------------------------------------------------

     Future minimum payments under operating leases aggregated $93.4 million at April 30, 1997. Annual payments under these leases are $16.2 million, $15.6 million, $14.1 million, $13.6 million and $13.3 million for fiscal years 1998 through 2002, respectively.

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

Dollars in thousands            1997         1996         1995
--------------------------------------------------------------------------
Revenues
   Domestic                 $ 297,152    $ 279,998    $ 258,464
   International              170,638      112,299      102,907
   Interarea transfers        (35,816)     (29,593)     (30,280)
--------------------------------------------------------------------------
   Total                    $ 431,974    $ 362,704    $ 331,091
--------------------------------------------------------------------------
Operating Income
   Domestic                 $  20,817    $  20,180    $  15,242
   International               13,980       12,775       11,637
--------------------------------------------------------------------------
   Total                    $  34,797    $  32,955    $  26,879
--------------------------------------------------------------------------
Identifiable Assets
   Domestic                 $ 186,473    $ 178,442    $ 166,478
   International              192,355       50,775       46,593
   Corporate                   79,116       55,284       34,410
--------------------------------------------------------------------------
   Total                    $ 457,944    $ 284,501    $ 247,481
--------------------------------------------------------------------------

     Transfers between geographic areas are generally made at a fixed discount from list price and principally represent sales from the United States to the Company's international operations. Export sales from the United States to unaffiliated international customers amounted to approximately $51.4 million, $47.5 million and $41.2 million in 1997, 1996 and 1995, respectively. The pretax income for consolidated international operations was approximately $16.5 million, $13.0 million and $11.6 million in 1997, 1996 and 1995, respectively.

     Included in operating and administrative expenses were net foreign exchange gains (losses) of approximately $.7 million, $.2 million and $(.2) million in 1997, 1996 and 1995, respectively.

     Changes in the cumulative translation adjustment account were as follows:

Dollars in thousands                    1997           1996
--------------------------------------------------------------------------
Balance at May 1                   $  (3,086)     $   (2,411)
Aggregate Translation
   Adjustments for the Year            3,192            (675)
--------------------------------------------------------------------------
Balance at April 30                $     106      $   (3,086)
--------------------------------------------------------------------------

Stock Compensation Plans

     Under the Company's Key Employee Stock Plan, qualified employees are eligible to receive awards that may include stock options, performance stock awards and restricted stock awards up to a maximum per year of 3% of Class A stock outstanding and subject to an overall maximum of 2,000,000 shares through the year 2000. As of April 30, 1997, approximately 780,689 shares were available for future grants.

     Options granted under the plan may not be less than 100% of the fair market value of the stock at the date of grant. Options are exercisable, in part or in full, over a maximum period of 10 years from the date of grant, and generally vest within five years from the date of the grant. Under certain circumstances relating to a change of control, as defined, the right to exercise options outstanding could be accelerated.

     The Company elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation cost is recognized for fixed stock option grants. Had compensation cost been recognized, net income would have been reduced on a pro forma basis by $.4 million, or $.02 per share, in 1997 and $.1 million, or $.01 per share, in 1996. For the pro forma calculations, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1997 and 1996, respectively: risk-free interest rate of 7.1% and 6.3%, dividend yield of 1.5% and 2.0%, and volatility of 22% and expected life of nine years for both years.

     A summary of the activity and status of the company's stock option plans follows:

                                             1997                  1996
--------------------------------------------------------------------------------
                                                 Weighted              Weighted
                                                 Average               Average
                                                 Exercise              Exercise
(Options in thousands)               Options     Price      Options    Price
--------------------------------------------------------------------------------
Outstanding at
 Beginning of Year                  1,028,663   $  15.38   1,070,038    $  12.87
Granted                               143,349      30.36     133,224       28.76
Exercised                            (107,323)     10.84    (157,099)       9.62
Canceled                              (22,750)     17.24     (17,500)      15.64
--------------------------------------------------------------------------------
Outstanding at
 End of Year                        1,041,939   $  17.87   1,028,663    $  15.38
--------------------------------------------------------------------------------
Exercisable at
 End of Year                          603,941   $  12.26     570,170    $  11.07

     The weighted average fair value of options granted during the year was $12.05 and $9.88 in 1997 and 1996, respectively.

     A summary of information about stock options outstanding and options exercisable at April 30, 1997, follows:

                                   Options                       Options
(Options in thousands)           Outstanding                   Exercisable
--------------------------------------------------------------------------------
                                  Weighted    Weighted                Weighted
                                  Average     Average                 Average
Range of                          Remaining   Exercise                Exercise
Exercise Prices         Options   Term        Price         Options   Price
--------------------------------------------------------------------------------
$  6.75 to $ 12.25      524,841  4.7 years    $ 10.04       498,165  $  9.96
$ 20.69                 204,925  7.1 years    $ 20.69        68,700  $ 20.69
$ 26.25 to $ 31.63      312,173  8.9 years    $ 29.17        37,076  $ 27.48
--------------------------------------------------------------------------------
Total                 1,041,939  6.2 years    $ 17.87       603,941  $ 12.26
--------------------------------------------------------------------------

     Under the terms of the Company's executive long-term incentive plans, upon the achievement of certain three-year financial performance-based targets, awards will be payable in restricted shares of the Company's Class A Common stock. The restricted shares vest equally as to 50% on the first and second anniversary date after the date the award is earned. Compensation expense is charged to earnings over the respective three-year period. In addition, the Company granted restricted shares of the Company's Class A Common stock to key executive officers and others in connection with their employment. The restricted shares generally vest one-third at the end of the third, fourth and fifth years, respectively, following the date of the grant. Under certain circumstances relating to a change of control or termination, as defined, the restrictions would lapse and shares would vest earlier. Compensation expense is charged to earnings ratably over five years, or sooner if vesting is accelerated, from the dates of grant. Restricted shares issued in connection with the above plans amounted to 25,638, 145,658 and 101,084 shares at weighted-average grant-date fair values of $29.00, $28.11, and $21.00 per share, in 1997, 1996 and 1995, respectively. Compensation expense charged to earnings for the above amounted to $1.5 million, $1.3 million and $.3 million in 1997, 1996 and 1995, respectively.

     Under the terms of the Company's Director Stock Plan, each member of the Board of Directors who is not an employee of the Company is awarded Class A Common stock equal to 50% of the board member's annual cash compensation, based on the market value of the stock on the date of the shareholders' meeting. Directors may also elect to receive all or a portion of their cash compensation in stock. Under this plan 10,274, 5,752 and 8,662 shares were issued in 1997, 1996, and 1995, respectively. Compensation expense related to this plan amounted to approximately $.3 million, $.2 million, and $.2 million in 1997, 1996 and 1995, respectively.

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

     Changes in selected capital accounts were as follows:
                                                          Additional
                                      Common Stock          Paid-In     Treasury
Dollars in thousands               Class A      Class B     Capital       Stock
--------------------------------------------------------------------------------
Balance at April 30, 1994          $8,045    $2,091        $33,008     $(31,033)
Restricted Share Issuance            ----      ----          1,266          618
Director Stock Plan Issuance         ----      ----            124           59
Executive Long-Term
   Incentive Plan Issuance           ----      ----            162           76
Exercise of Stock Options              35      ----            601          (46)
Purchase of Treasury Shares          ----      ----           ----         (212)
Other                                   7        (7)           455         ----
Retroactive effect of
   2 for 1 stock split              8,086     2,084        (10,170)        ----
--------------------------------------------------------------------------------
Balance at April 30, 1995         $16,173    $4,168        $25,446     $(30,538)
Director Stock Plan Issuance         ----      ----            124           41
Executive Long-Term
   Incentive Plan Issuance           ----      ----            182           60
Purchase of Treasury Shares          ----      ----           ----       (3,323)
Restricted Share Issuance            ----      ----          3,054          948
Issuance of Shares Under
   Employee Savings Plan             ----      ----            674          208
Exercise of Stock Options             157      ----          1,354         (889)
Other                                  82       (82)           781         ----
--------------------------------------------------------------------------------
Balance at May 1, 1996            $16,412    $4,086        $31,615     $(33,493)
Director Stock Plan Issuance         ----      ----            217           85
Executive Long-Term
   Incentive Plan Issuance           ----      ----            132           47
Purchase of Treasury Shares          ----      ----           ----      (10,506)
Restricted Share Issuance            ----      ----            337          149
Issuance of Shares Under
   Employee Savings Plan             ----      ----            212           84
Exercise of Stock Options             108      ----          1,056         ----
Other                                  49       (49)           763            4
--------------------------------------------------------------------------------
Balance at April 30, 1997         $16,569    $4,037        $34,332     $(43,630)
--------------------------------------------------------------------------------

                     Management's Discussion and Analysis of
                       Financial Condition and Results of
                                   Operations

Results of Operations:
Fiscal 1997 Compared to Fiscal 1996

     The Company continued to expand its global operations and grow its core businesses.

     In fiscal 1997, the Company acquired a 90% interest in the German based VCH Publishing Group ("VCH") through the purchase of 90% of the shares of VCH Verlagsgesellschaft mbH for approximately $99 million in cash. VCH is a leading scientific, technical and professional publisher of journals and books in such disciplines as chemistry, architecture, civil engineering and law. During the year, the Company also acquired various newsletters including the publishing assets of Technical Insights, Inc., a publisher of print and electronic newsletters in various areas of science and technology, for purchase prices aggregating $4.7 million.

     Revenues for the year advanced 19% to $432.0 million. Excluding VCH, revenues increased 6% over the prior year driven by the Company's scientific, technical and medical journal programs, by its college division and by its international operations. The Company's worldwide scientific, technical, and medical publishing revenues advanced 36% over the prior year, and 9% excluding VCH. Educational publishing revenues increased 7% and professional/trade revenues increased marginally over the prior year. Similar to the experience of other companies in the trade publishing markets, professional/trade results were adversely affected by a change in a small number of domestic wholesalers and retailers to just-in-time inventory management policies, which also resulted in higher returns.

     Cost of sales as a percentage of revenues was 35.9% in 1997 compared with 34.9% in the prior year primarily reflecting increased author royalties and inventory write-offs.

     Operating and administrative expenses, excluding VCH, increased by 3.6% over the prior year. Expenses declined as a percentage of revenues to 54.1% in 1997 from 54.7%, as the rate of growth in expenses was contained at less than the revenue growth rate.

     Operating income increased 6% over the prior year to $34.8 million primarily due to the effects of the higher revenue base. Operating income margins declined to 8.1% of revenue from 9.1% in the prior year primarily due to the amortization of intangibles related to the VCH acquisition.

     Interest expense increased by $5.8 million due to the financing costs related to the VCH acquisition. Interest income decreased by $3.9 million primarily as a result of interest received in the prior year on the favorable resolution of amended tax return claims amounting to $4.4 million.

     The effective tax rate was 34.1% compared with 36.4% in the prior year primarily due to higher tax benefits related to the foreign sales corporation and lower state and local income taxes.

     Net income declined $4.3 million to $20.3 million primarily due to VCH's acquisition related financing and amortization costs in the current year, as well as the special income item in the prior year of $2.6 million after taxes, equal to $.16 per share, related to interest received on the resolution of amended tax return claims.

Results of Operations:
Fiscal 1996 Compared to Fiscal 1995

     In fiscal 1996, the Company invested a total of $4.0 million during the year to acquire the Clinical Psychology Publishing Company (CPPC), a publisher of journals and books in the fields of clinical and educational psychology; Preservation Press consisting of architectural heritage books, technical preservation guides and children's architecture books; and certain other smaller publishing properties. The Company also became the publisher of Cancer, the American Cancer Society's medical journal.

     Revenues for the year advanced 10% to $362.7 million led by the Company's worldwide scientific, technical and medical journal programs, college texts and the professional/trade computer and business book lines. Worldwide scientific, technical, and medical publishing revenues increased 13% and professional/trade revenues increased 10% over the prior year. Educational publishing revenues increased 5% over the prior year.

     Cost of sales as a percentage of revenues was 34.9% in 1996 compared with 34.2% in the prior year primarily reflecting increased paper costs.

     Operating and administrative expenses increased by 6.2% but declined as a percentage of revenues to 54.7% in 1996 from 56.5% as the rate of growth in expenses was contained at less than the revenue growth rate.

     Operating income increased 23% over the prior year to $33.0 million primarily due to the effects of the higher revenue base coupled with a cost-contained infrastructure. Operating income margins improved to 9.1% of revenue from 8.1% in the prior year.

     Net interest income increased by $6.9 million over the prior year primarily as a result of interest received on the favorable resolution of amended tax return claims amounting to $4.4 million, or $2.6 million after taxes, equal to $.16 per share. The improvement was also due to the prepayment of high-cost long-term debt at the end of fiscal 1995.

     The effective tax rate was 36.4%, compared with 29.0% in the prior year, due to higher effective tax rates on state, local and foreign sourced earnings.

Liquidity and Capital Resources

     The Company's cash and cash equivalents balance was $79.1 million at the end of fiscal 1997, compared with $55.3 at the end of the prior year. Cash provided by operating activities was $63.9 million in fiscal 1997, a decrease of $4.2 million compared with the prior year. The prior year included $6 million of cash flow related to the favorable resolution of amended tax return claims.

     The Company's operating cash flow is strongly affected by the seasonality of its domestic college business and receipts from its journal subscriptions. Receipts from journal subscriptions occur primarily during November and December from companies commonly referred to as independent subscription agents. These companies facilitate the journal ordering process by consolidating the subscription orders/billings of each subscriber with various publishers. Monies are collected in advance from subscribers by the subscription agents and are remitted to the Company, generally prior to the commencement of the subscriptions. Although, at fiscal year-end the Company had minimal credit-risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial position and liquidity. Subscription agents account for approximately 25% of total consolidated revenues and no one agent accounts for more than 6% of total consolidated revenues.

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

     The capital expenditures of the Company consist primarily of investments in product development and property and equipment. Capital expenditures for fiscal 1998 are expected to increase approximately 40% over 1997, primarily representing increased investments in product development, including electronic media products, and computer equipment upgrades to support the higher volume of business to ensure efficient, quality-driven customer service. These investments will be funded primarily from internal cash generation or from the liquidation of cash equivalents.

Effects of Inflation and Cost Increases

     Although the impact of inflation is somewhat minimized, as the business does not require a high level of investment in property and equipment, the Company does experience continuing cost increases reflecting, in part, general inflationary factors. To mitigate the effects of paper and other cost increases, the Company has taken a number of initiatives including various steps to lower overall  production and  manufacturing  costs  including  substitution  of paper grades. In addition, selling prices have been selectively increased as competitive conditions permit. The Company anticipates that it will be able to continue this approach in the future. Paper prices decreased in fiscal 1997 after a few years of an increasing price environment.

                         Results by Quarter (Unaudited)

John Wiley & Sons, Inc. and Subsidiaries
Dollars in thousands except per share data               1997         1996
--------------------------------------------------------------------------------
Revenues
   First quarter                                      $ 99,217     $ 88,092
   Second quarter                                      107,070       86,831
   Third quarter                                       118,105       97,409
   Fourth quarter                                      107,582       90,372

   Fiscal year                                        $431,974     $362,704

Operating Income
   First quarter                                      $ 11,716     $ 11,496
   Second quarter                                        7,189        7,119
   Third quarter                                        11,913       10,710
   Fourth quarter                                        3,979        3,630

   Fiscal year                                        $ 34,797     $ 32,955

Net Income
   First quarter                                      $  7,229     $  7,118
   Second quarter                                        3,494        4,240
   Third quarter                                         6,731        9,835<F1>
   Fourth quarter                                        2,886        3,487

   Fiscal year                                        $ 20,340     $ 24,680

Income Per Share
Primary and Fully Diluted
   First quarter                                      $    .44     $    .43
   Second quarter                                          .21          .26
   Third quarter                                           .41          .59<F1>
   Fourth quarter                                          .18          .21

   Fiscal year                                        $   1.24     $   1.49

<F1> Includes interest income after taxes in 1996 of $2.6 million, equal to $.16 per share, relating to interest received on the favorable resolution of amended tax return claims.

         The Company's Class A and Class B shares are listed on the New York Stock Exchange under the symbols JWA and JWB, respectively. Dividends per share and the market price range by fiscal quarter for the past two fiscal years were as follows:
                     Class A Common Stock            Class B Common Stock
--------------------------------------------------------------------------------
                   Divi-     Market     Price     Divi-     Market    Price
                   dends      High       Low      dends      High      Low
--------------------------------------------------------------------------------
1997
First quarter     $ .10      $35.13    $27.50    $.0875     $34.75    $28.75
Second quarter      .10       30.75     27.75     .0875      30.50     28.00
Third quarter       .10       32.25     27.50     .0875      32.00     27.50
Fourth quarter      .10       31.88     28.13     .0875      31.25     28.75
--------------------------------------------------------------------------------
1996
First quarter    $.0875      $28.75    $27.13    $.0775     $29.00    $27.75
Second quarter    .0875       30.50     27.13     .0775      30.00     28.00
Third quarter     .0875       35.00     28.88     .0775      34.75     28.75
Fourth quarter    .0875       35.00     29.63     .0775      34.63     29.50

         As of April 30, 1997, the approximate number of holders of the Company's Class A and Class B Common Stock were 1,290 and 200, respectively, based on the holders of record and other information available to the Company.

         The Company's credit agreement contains certain restrictive covenants related to the payment of dividends. Under the most restrictive covenant, approximately $51 million was available for the payment of future dividends. Subject to the foregoing, the Board of Directors considers quarterly the payment of cash dividends based upon its review of earnings, the financial position of the Company and other relevant factors.

                             Selected Financial Data

                    John Wiley & Sons, Inc. and Subsidiaries

                                              For the years ended April 30
--------------------------------------------------------------------------------
Dollars in thousands except per share data

                                    1997       1996          1995       1994       1993
----------------------------------------------------------------------------------------

Revenues                         $431,974   $362,704      $331,091   $294,289   $272,894
Operating Income                   34,797     32,955        26,879     18,883     13,016
Net Income                         20,340     24,680<F1>    18,311     12,117      7,718
Working Capital                    39,783     31,515        11,241     35,059     31,804
Total Assets                      457,944    284,501       247,481    243,940    220,593
Long-Term Debt                    125,000       --            --       26,000     32,000
Shareholders' Equity              128,983    117,982        98,832     82,330     71,276
----------------------------------------------------------------------------------------
Per Share Data
Net Income
     Primary and Fully Diluted       1.24       1.49<F1>      1.12        .76       .50
Cash Dividends
     Class A Common                   .40        .35           .31       .275       .275
     Class B Common                   .35        .31          .275       .245       .245
Book Value-End of Year               8.11       7.32          6.21       5.23       4.63

<F1> Fiscal  1996  net  income  includes  interest  income  after  taxes of $2.6 million, or $.16 per share, received on the favorable resolution of amended tax return claims.


                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED APRIL 30, 1997, 1996 AND 1995

                             (Dollars in Thousands)

                                                Balance at                  Additions                   Deductions         Balance
                                                Beginning          Charged to             From             from           at End of
     Description                                of Period       Costs and Expenses    Acquisitions       Reserves          Period
------------------------------------------------------------------------------------------------------------------------------------

Year Ended April 30, 1997
     Allowance for sales returns<F1>           $   20,786         $   26,396         $     357         $   20,440       $   27,099
     Allowance for doubtful accounts           $    6,049         $    2,591         $   1,548         $    2,774<F2>   $    7,414

Year Ended April 30, 1996
     Allowance for sales returns<F1>           $   17,519         $   17,744                           $   14,477       $   20,786
     Allowance for doubtful accounts           $    5,114         $    5,499                           $    4,564<F2>   $    6,049

Year Ended April 30, 1995
     Allowance for sales returns<F1>           $   15,558         $   16,110                           $   14,149       $   17,519
     Allowance for doubtful accounts           $    4,385         $    4,014                           $    3,285<F2>   $    5,114

<F1> Allowance for sales returns represents anticipated returns net of inventory and royalty costs.
<F2> Accounts written off, less recoveries.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             JOHN WILEY & SONS, INC.
                                        ----------------------------------
                                                     (Company)


                        By:  /s/  Charles R. Ellis
                                  ---------------------------------------------
                                  Charles R. Ellis
                                  President and Chief Executive Officer

                        By:  /s/  Robert D. Wilder
                                  ---------------------------------------------
                                  Robert D. Wilder
                                  Executive Vice President and
                                  Chief Financial & Support Operations Officer

                        By:  /s/  Peter W. Clifford
                                  ---------------------------------------------
                                  Peter W. Clifford
                                  Senior Vice President, Finance
                                  Corporate Controller
                                  & Chief Accounting Officer

Dated:  June 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons constituting directors of the Company on June 26, 1997.


/s/  Franklin E. Agnew                       /s/  Henry A. McKinnell, Jr
     --------------------                         -------------------------
     Franklin E. Agnew                            Henry A. McKinnell, Jr.

/s/  Warren J. Baker                         /s/  Chester O. Macey
     --------------------                         -------------------------
     Warren J. Baker                              Chester O. Macey

/s/  Charles R. Ellis                        /s/  William R. Sutherland
     --------------------                         -------------------------
     Charles R. Ellis                             William R. Sutherland

/s/  H. Allen Fernald                        /s/  Thomas M. Taylor
     --------------------                         -------------------------
     H. Allen Fernald                             Thomas M. Taylor

                                             /s/  Leo J. Thomas
     --------------------                         -------------------------
     Gary J. Fernandes                            Leo J. Thomas

/s/  Larry Franklin                          /s/  Bradford Wiley II
     --------------------                         -------------------------
     Larry Franklin                               Bradford Wiley II

/s/  John S. Herrington                      /s/  Deborah E. Wiley
     --------------------                         -------------------------
     John S. Herrington                           Deborah E. Wiley

                                             /s/  Peter Booth Wiley
                                                  -------------------------
                                                  Peter Booth Wiley