Form 10-Q
period 1997-07-31
WILEY JOHN & SONS INC
filed 1997-09-11
CIK 107140

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT 1934

       For the quarterly period ended July 31, 1997Commission File No. 1-11507

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                          OF THE SECURITIES ACT OF 1934
                        For the transition period from to

                             JOHN WILEY & SONS, INC.
             (Exact name of Registrant as specified in its charter)

NEW YORK                                     13-5593032
---------------------------------------     ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

605 THIRD AVENUE, NEW YORK, NY               10158-0012
---------------------------------------     ------------------------------------
(Address of principal executive offices)     Zip Code

Registrant's telephone number,               (212) 850-6000
including area code                         ------------------------------------


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

The number of shares outstanding of each of the Registrant's classes of common stock as of July 31, 1997 were:

                     Class A, par value $1.00  -  12,799,812
                     Class B, par value $1.00  -   3,155,258


                   This is the first of a nine page document.

                             JOHN WILEY & SONS, INC.

                                      INDEX

PART I -  FINANCIAL INFORMATION                                         PAGE NO.

Item 1.   Financial Statements.

          Condensed Consolidated Statements of Financial Position-Unaudited
          as of July 31, 1997 and 1996 and April 30, 1997 ..................   3

          Condensed Consolidated Statements of Income - Unaudited
          for the Three Months ended July 31, 1997 and 1996 ................   4

          Condensed Consolidated Statements of Cash Flow - Unaudited
          for the Three Months ended July 31, 1997 and 1996 ................   5

          Notes to Unaudited Condensed Consolidated Financial
          Statements .......................................................   6

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..............................   7

PART II - OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K .................................   8

"Safe Harbor" Statement under the
  Private Securities Litigation Reform Act of 1995 .........................   8

SIGNATURES .................................................................   9

EXHIBITS

27   Financial Data Schedule

                   JOHN WILEY & SONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)

                                                     (UNAUDITED)
                                                      July 31,
                                               ----------------------  April 30,
                                                   1997         1996     1997
                                               ---------------------------------
Assets
Current Assets
  Cash  and cash equivalents                      $ 49,905      8,163     79,116
  Accounts receivable                               74,721     81,406     61,841
  Inventories                                       49,355     58,079     49,100
  Deferred income tax benefits                       7,146      7,674      7,143
  Prepaid expenses                                   7,390      6,224      6,935
                                               ---------------------------------
     Total Current Assets                          188,517    161,546    204,135

Product Development Assets                          33,155     30,059     31,683
Property and Equipment                              32,346     28,698     32,699
Intangible Assets                                  159,830    171,244    165,147
Deferred income tax benefits                        16,898     13,308     13,004
Other Assets                                        11,253     12,478     11,276
                                               ---------------------------------
     Total Assets                                 $441,999    417,333    457,944
                                               =================================
Liabilities & Shareholders' Equity
Current Liabilities
  Notes payable and current portion of            $     62    106,524        172
  Accounts and royalties payable                    44,068     44,067     30,988
  Deferred subscription revenues                    62,535     59,769     94,419
  Accrued income taxes                               6,186      8,142      3,825
  Other accrued liabilities                         28,551     35,604     34,948
                                               ---------------------------------
     Total Current Liabilities                     141,402    254,106    164,352

Long-Term Debt                                     125,000       --      125,000
Other Long-Term Liabilities                         24,708     26,184     24,907
Deferred Income Taxes                               15,238     12,249     14,702

Shareholders' Equity                               135,651    124,794    128,983
                                               ---------------------------------
     Total Liabilities & Shareholders' Equity     $441,999    417,333    457,944
                                               =================================

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                     JOHN WILEY & SONS, INC. AND SUBSIDARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                  (In thousands except per share information)


                                                              Three Months
                                                             Ended July 31,
                                                       -------------------------
                                                          1997            1996
                                                      --------------------------
Revenues                                              $ 112,086          99,217

Costs and Expenses
  Cost of sales                                          38,150          33,682
  Operating and administrative expenses                  58,161          52,328
  Amortization of intangibles                             2,064           1,491
                                                      --------------------------
  Total Costs and Expenses                               98,375          87,501
                                                      --------------------------

Operating Income                                         13,711          11,716

Interest Income and Other                                   877             323
Interest Expense                                         (1,960)           (744)
                                                      --------------------------
Interest Income (Expense) - Net                          (1,083)           (421)
                                                      --------------------------
Income Before Taxes                                      12,628          11,295
Provision For Income Taxes                                4,546           4,066
                                                      --------------------------
Net Income                                            $   8,082           7,229
                                                      ==========================

Net Income Per Share
  Primary                                             $    0.50            0.44
  Fully Diluted                                       $    0.50            0.44

Cash Dividends Per Share
  Class A Common                                      $  0.1125          0.1000
  Class B Common                                      $  0.1000          0.0875

Average Shares
  Primary                                                16,292          16,518
  Fully Diluted                                          16,292          16,526


The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED
                                 (In thousands)

                                                                 Three Months
                                                                Ended July 31,
                                                           ---------------------
                                                                1997        1996
                                                           ---------------------
  Operating Activities
     Net income                                            $  8,082       7,229
     Non-cash items                                          11,385      10,226
     Net change in operating assets and liabilities         (37,400)    (47,613)
                                                           ---------------------
     Cash Used for Operating Activities                     (17,933)    (30,158)
                                                           ---------------------
  Investing Activities
     Additions to product development assets                 (7,327)     (5,078)
     Additions to property and equipment                     (1,826)     (2,220)
     Acquisition of publishing assets                          (447)   (102,569)
                                                           ---------------------
     Cash Used for Investing Activities                      (9,600)   (109,867)
                                                           ---------------------
  Financing Activities
     Purchase of treasury shares                               (559)       (552)


     Net borrowings (repayments) of short-term debt            (104)     94,683
     Cash dividends                                          (1,751)     (1,574)
     Proceeds from exercise of stock options                    587         141
                                                           ---------------------
     Cash Provided by (Used for) Financing Activities        (1,827)     92,698
                                                           ---------------------
  Effects of Exchange Rate Changes on Cash                      149         206
                                                           ---------------------
Cash and Cash Equivalents
     Decrease for Period                                    (29,211)    (47,121)
     Balance at Beginning of Period                          79,116      55,284
                                                           ---------------------
     Balance at End of Period                              $ 49,905       8,163
                                                           =====================
Cash Paid During the Period for
     Interest                                              $  2,497         214
     Income taxes                                          $  1,587       1,355

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1997


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of July 31, 1997 and 1996, and April 30, 1997, and results of operations and cash flows for the periods ended July 31, 1997 and 1996. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 1997. Certain prior year amounts have been reclassified to conform to the current year's presentation.

2. The results for the three months ended July 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

4.   Inventories were as follows:

                                               July 31,                April 30,
                                   --------------------------------   ----------
                                         1997             1996            1997
                                   --------------------------------   ----------
                                                      (Thousands)

Finished goods                         $ 38,507        $ 48,148        $ 40,859
Work-in-process                           8,180           8,785           7,475
Paper, cloth and other                    4,560           4,837           2,559
                                   ---------------------------------------------
                                         51,247          61,770          50,893

LIFO reserve                             (1,892)         (3,691)         (1,793)
                                   ---------------------------------------------
Total inventories                      $ 49,355        $ 58,079        $ 49,100
                                   ---------------------------------------------

5.   The  Company  has  signed  a  letter  of  intent  to  sell  its  Wiley  Law
     Publications division which had annual revenues of approximately $11 million in fiscal year 1997. The sale will allow the Company to concentrate its resources on core businesses which have greater market growth potential.

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JULY 31, 1997


FINANCIAL CONDITION

  During this seasonal period of cash usage, operating activities used $17.9 million of cash, or $12.2 million less than the prior year's comparable quarter. The decrease was primarily due to lower net working capital levels. The use of cash during this period is consistent with the seasonality of the journal subscription and the educational sector's receipts cycle which occur, for the most part, later in the fiscal year.

  Investing activities used $9.6 million during the current quarter, or $100.3 million less than the comparable prior year's quarter, which included the acquisition of WILEY-VCH and Technical Insights.

  Financing activities primarily reflect dividend payments during the quarter.


RESULTS OF OPERATIONS
FIRST QUARTER ENDED JULY 31, 1997

  Revenues for the first quarter advanced 13% to $112.1 million compared with $99.2 million in the prior year. Operating income for the current quarter was $13.7 million, compared with $11.7 million in the prior year. Net income advanced 12% to $8.1 million. Results for the current year include a full quarter of operations for WILEY-VCH, which was acquired midway though the prior year's first quarter. WILEY-VCH was a positive contributor to operating income in the current year's quarter, but was dilutive to earnings by approximately $.8 million, or $0.05 per share, due to interest costs related to the acquisition.

  Revenue and operating income gains reflected improvement in all of the Company's core businesses the college division, the professional and trade division, and the worldwide scientific, technical and medical journals program, including WILEY-VCH.

  Cost of sales as a percentage of revenues increased from 33.9% in the prior year to 34.0%. Operating expenses as a percentage of revenues were 51.9% in the current quarter compared with 52.7% in the prior year's first quarter.

  Interest expense increased by $1.2 million due to a full quarter of interest costs related to the WILEY-VCH acquisition. The effective tax rate of 36% was the same for both years.

PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
           --------------------------
          (a)  Exhibits
               ------
               27 - Financial Data Schedule


          (b)  Reports on Form 8-K
               ----------------
               No reports on Form 8-K were filed during the quarter ended July 31, 1997.

"Safe Harbor" Statement under the
Private Securities Litigation Reform Act of 1995
------------------------------------------------
This report contains certain forward-looking statements concerning the Company's operations, performance and financial condition. Actual results may differ materially from those in any forward-looking statements because any such statements are based upon a number of assumptions and estimates which are inherently subject to uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change based on many important factors. Such factors include but are not limited to: (i) the pace, acceptance, and level of investment in emerging new electronic technologies and products;
(ii) the consolidation of the retail book trade market; (iii) the seasonal nature of the Company's educational business and the impact of the used book market; (iv) worldwide economic and political conditions; and (v) other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   JOHN WILEY & SONS, INC.
                                   Registrant


                                   By   /s/Charles R. Ellis
                                        --------------
                                        Charles R. Ellis
                                        President and
                                        Chief Executive Officer



                                   By   /s/Robert D. Wilder
                                        --------------
                                        Robert D. Wilder
                                        Executive Vice President and
                                        Chief Financial Officer



Dated:  September 11, 1997