Form 10-Q
period 1997-10-31
WILEY JOHN & SONS INC
filed 1997-12-12
CIK 107140

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended October 31, 1997      Commission File No. 1-11507

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

                      Class A, par value $1.00 - 12,828,623
                      Class B, par value $1.00 - 3,137,658


                   This is the first of a nine page document

                            JOHN WILEY & SONS, INC.

                                     INDEX



PART I - FINANCIAL INFORMATION                                         PAGE NO.

Item 1. Financial Statements.

        Condensed Consolidated Statements of Financial Position - Unaudited
                as of October 31, 1997 and 1996 and April 30, 1997            3

        Condensed Consolidated Statements of Income - Unaudited
                for the Six Months ended October 31, 1997 and 1996            4

        Condensed Consolidated Statements of Cash Flow - Unaudited
                for the Six Months ended October 31, 1997 and 1996            5

        Notes to Unaudited Condensed Consolidated Financial Statements        6

Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           8

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                   8

Item 6. Exhibits and Reports on Form 8-K                                      8

"Safe Harbor" Statement under the
        Private Securities Litigation Reform Act of 1995                      9

SIGNATURES                                                                    9

EXHIBITS
27      Financial Data Schedule

                   JOHN WILEY & SONS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF FINAN
                                 (In thousands)

                                                     (UNAUDITED)
                                               October  31,     April 30,
                                         ----------------------------------
Assets                                       1997       1996       1997
                                         ----------------------------------
Current Assets

  Cash  and cash equivalents             $ 38,500      1,290     79,116
  Accounts receivable                      66,545     71,786     61,841
  Inventories                              51,295     59,995     49,100
  Deferred income tax benefits              7,139      7,683      7,143
  Prepaid expenses                          6,080      4,337      6,935
                                         ----------------------------------
  Total Current Assets                    169,559    145,091    204,135

Product Development Assets                 35,059     31,680     31,683
Property and Equipment                     33,511     28,778     32,699
Intangible Assets                         158,676    169,442    165,147
Deferred income tax benefits               17,081     13,308     13,004
Other Assets                               11,236     13,552     11,276
                                         ----------------------------------
Total Assets                             $425,122    401,851    457,944
                                         ----------------------------------

Liabilities & Shareholders' Equity

Current Liabilities

  Notes payable and curr.port.of L/T Debt     163      4,062        172
  Accounts and royalties payable           48,896     41,274     30,988
  Deferred subscription revenues           29,633     30,520     94,419
  Accrued income taxes                      6,662      7,165      3,825
  Other accrued liabilities                33,536     36,345     34,948
                                         ----------------------------------
Total Current Liabilities                 118,890    119,366    164,352

Long-Term Debt                            125,000    121,000    125,000
Other Long-Term Liabilities                26,169     25,812     24,907
Deferred Income Taxes                      15,199     12,211     14,702

Shareholders' Equity                      139,864    123,462    128,983
                                         ----------------------------------
Total Liabilities & Shareholders' Equity $425,122    401,851    457,944
                                         ----------------------------------


The accompanying Notes are an integral part of the condensed consolidated financial statements.

                     JOHN WILEY & SONS, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                   (In thousands except per share information)



                                          Three Months          Six Months
                                         Ended October 31,     Ended October
                                    --------------------------------------------
                                         1997       1996        1997      1996
                                    --------------------------------------------
Revenues                            $ 115,886      107,070  $ 227,972    206,287

Costs and Expenses
  Cost of sales                        39,776       37,490     77,926     71,172
  Operating and administrative exp.    63,570       60,171    121,731    112,499
  Amortization of intangibles           2,214        2,220      4,278      3,711
                                    --------------------------------------------
  Total Costs and Expenses            105,560       99,881    203,935    187,382
                                    --------------------------------------------

Operating Income                       10,326        7,189     24,037     18,905

Interest Income and Other                 474           21      1,351        344
Interest Expense                       (1,989)      (1,750)    (3,949)    (2,494)
                                    --------------------------------------------
Interest Income (Expense) - Net        (1,515)      (1,729)    (2,598)    (2,150)
                                    --------------------------------------------
Income Before Taxes                     8,811        5,460     21,439     16,755
Provision For Income Taxes              3,172        1,966      7,718      6,032
                                    --------------------------------------------
Net Income                          $   5,639        3,494  $  13,721     10,723
                                    --------------------------------------------

Net Income Per Share

  Primary                           $    0.34         0.21  $    0.84       0.65
  Fully Diluted                     $    0.34         0.21  $    0.83       0.65


Cash Dividends Per Share
  Class A Common                    $  0.1125       0.1000  $  0.2250     0.2000
  Class B Common                    $  0.1000       0.0875  $  0.2000     0.1750
Average Shares
  Primary                              16,401       16,447     16,355     16,486
  Fully Diluted                        16,498       16,492     16,478     16,507



The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED
                                 (In thousands)

                                                                 Six Months
                                                              Ended October 31,
                                                           ---------------------
                                                               1997        1996
                                                           ---------------------
  Operating Activities
     Net income                                            $ 13,721      10,723
     Non-cash items                                          28,748      23,235
     Net change in operating assets and liabilities         (56,652)    (72,917)
                                                           ---------------------
     Cash Used for Operating Activities                     (14,183)    (38,959)
                                                           ---------------------

  Investing Activities

     Additions to product development assets                (15,512)    (13,327)
     Additions to property and equipment                     (5,236)     (4,409)
     Acquisition of publishing assets                        (1,295)   (103,968)
                                                           ---------------------
     Cash Used for Investing Activities                     (22,043)   (121,704)
                                                           ---------------------

  Financing Activities

     Purchase of treasury shares                             (1,888)     (5,505)
     Additions to long-term debt                               --       121,000
     Repayment of acquired debt                                --       (10,542)
     Net borrowings of short-term debt                            9       4,062
     Cash dividends                                          (3,504)     (3,139)
     Proceeds from exercise of stock options                  1,043         509
                                                           ---------------------
     Cash Provided by (Used for) Financing Activ             (4,340)    106,385
                                                           ---------------------

Effects of Exchange Rate Changes on Cash                        (50)        284

Cash and Cash Equivalents

     Decrease for Period                                    (40,616)    (53,994)
     Balance at Beginning of Period                          79,116      55,284
                                                           ---------------------
     Balance at End of Period                              $ 38,500       1,290
                                                           ---------------------
Cash Paid During the Period for

     Interest                                              $  3,902       2,179
     Income taxes                                          $  4,066       4,415

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                  JOHN WILEY & SONS, INC., AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1997

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of October 31, 1997 and 1996, and April 30, 1997, and results of operations and cash flows for the periods ended October 31, 1997 and 1996. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 1997. Certain prior year amounts have been reclassified to conform to the current year's presentation.

2. The results for the three months ended October 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

4.   Inventories were as follows:

                                                  October 31      April 30,
                                           --------------------   ---------
                                               1997        1996        1997
                                           --------    --------    --------
                                                     (Thousands)

Finished goods                             $ 39,639    $ 49,335    $ 40,859
Work-in-process                               8,775       9,350       7,475
Paper, cloth and other                        4,872       5,166       2,559
                                           --------    --------    --------
                                             53,286      63,851      50,893

LIFO reserve                                 (1,991)     (3,856)     (1,793)
                                           --------    --------    --------

Total inventories                          $ 51,295    $ 59,995    $ 49,100
                                           --------    --------    --------

5. In November 1997, subsequent to the end of the second quarter, the Company sold its Wiley Law Publications division for $26.5 million which will result in an estimated pre-tax gain of approximately $21 million in the third quarter. Also in November 1997, the Company acquired the publishing assets of Van Nostrand Reinhold (VNR) for approximately $28.5 million in cash. VNR publishes in such areas as architecture/design, environmental/industrial sciences, culinary arts/hospitality and business technology. This acquisition will be accounted for by the purchase method, and the financial statements will include the net assets acquired and results of operations since the date of acquisition. The cost of the acquisition will be allocated on the basis of the fair values of the assets acquired and the liabilities assumed.

                   JOHN WILEY & SONS, INC., AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                OCTOBER 31, 1997

FINANCIAL CONDITION

During this seasonal period of cash usage, operating activities used $14.2 million of cash, or $24.8 million less than the prior year's comparable period. The decrease was primarily due to the higher levels of payables in the current year resulting from the increased volume of business. The use of cash during this period is consistent with the seasonality of the journal subscription and the educational sector's receipts cycles which occur, for the most part, in the second half of the fiscal year.

Investing activities used $22.0 million during the current year-to-date, or $99.7 million less than the comparable prior year period primarily due to the VCH acquisition in the prior year.

Financing activities primarily reflect dividend payments and purchases of treasury shares during the period.


RESULTS OF  OPERATIONS  SECOND
QUARTER ENDED OCTOBER 31, 1997

Revenues for the second quarter advanced 8% to $115.9 million compared with $107.1 million in the prior year. Operating income for the current quarter increased 44% to $10.3 million compared with $7.2 million in the prior year. Net income increased to $5.6 million from $3.5 million in the prior year.

Revenue and operating income gains reflected improvement in all of the Company's
core  businesses-college  publishing,   professional/trade  publishing  and  the
worldwide scientific, technical and medical program.

Cost of sales as a percentage of revenues decreased from 35.0% in the prior year to 34.3% due to product mix. Operating expenses as a percentage of revenues were 54.9% in the current quarter compared with 56.2% in the prior year's second quarter. The improvement is a result of cost containment measures. The effective tax rate of 36% in the current quarter was the same as the prior year.

RESULTS OF OPERATIONS
SIX MONTHS ENDED OCTOBER 31, 1997

Revenues for the first six months of fiscal 1998 were $228.0 million, or 11% ahead of the $206.3 million in the comparable prior year period. Operating income of $24.0 million increased 27% over of the prior year period. Net income of $13.7 million for the current year increased 28% over the prior year.

The improvements in revenues and operating income for the period are attributable to the same factors noted in the results of operations for the second quarter. Wiley-VCH, which was acquired in fiscal 1997, was a positive contributor to operating income in the current year but was dilutive to earnings for the year-to-date by approximately $1.1 million, or $0.7 per share, due to interest costs related to the acquisition.

For the year-to-date, costs of sales as a percentage of revenues decreased from 34.5% to 34.2%, and operating expenses declined from 54.5% to 53.4%.

Interest expense increased by $1.5 million due to a full six months of financing costs in the current year related to the VCH acquisition. The effective tax rate of 36% was the same for both periods.

PART II - OTHER INFORMATION

Item 4. Submission of Matters To a Vote of Security Holders The following matters were voted upon at the annual meeting of shareholders of the Company on September 8, 1997.

          Election of  Directors
          Fifteen directors as indicated in the Proxy Statement were elected to the Board, five of whom were elected by the holders of Class A Common Stock, and ten by the holders of Class B Common Stock.

          Ratification of Appointment of Arthur Andersen LLP, as Independent Public Accountants for the Fiscal Year Ending April 30, 1998

          The appointment was ratified as follows:

          Votes for       3,866,270
          Votes Against          38
          Abstentions         4,363

Item 6.  Exhibits and Reports on Form 8-K

        (a)     Exhibits
                3(ii)- By-Laws as Amended Dated as of December 1997
                27 -   Financial Data Schedule

        (b)     Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended October 31, 1997

"Safe Harbor" Statement under the
Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements concerning the Company's operations, performance and financial condition. Reliance should not be placed on forward-looking statements as actual results may differ materially from those in any forward-looking statements. Any such forward-looking statements are based upon a number of assumptions and estimates which are inherently subject to uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change based on many important factors. Such factors include but are not limited to: (i) the pace, acceptance, and level of investment in emerging new electronic technologies and products; (ii) the consolidation of the retail book trade market; (iii) the seasonal nature of the Company's educational business and the impact of the used book market; (iv) worldwide economic and political conditions; and (v) other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

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


Dated:  December 12, 1997