Form 10-Q
period 1998-01-31
WILEY JOHN & SONS INC
filed 1998-03-13
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended January 31, 1998     Commission File No. 1-11507

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

Indicate by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding of each of the Registrant's classes of common stock as of January 31, 1998 were:

                      Class A, par value $1.00 - 12,895,427
                      Class B, par value $1.00 - 3,110,358


                  This is the first of an eleven page document

                             JOHN WILEY & SONS, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                         PAGE NO.

Item 1.   Financial Statements.

          Condensed Consolidated Statements of Financial Position - Unaudited
          as of January 31, 1998 and 1997 and April 30, 1997................. 3

          Condensed Consolidated Statements of Income - Unaudited
          for the Nine Months ended January 31, 1998 and 1997................ 4

          Condensed Consolidated Statements of Cash Flow - Unaudited
          for the Nine Months ended January 31, 1998 and 1997................ 5

          Notes to Unaudited Condensed Consolidated Financial Statements..6 - 7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................8 - 9

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K...................................10

          "Safe Harbor" Statement under the
          Private Securities Litigation Reform Act of 1995...................10

SIGNATURES...................................................................11

EXHIBITS

27        Financial Data Schedule

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)

                                                       (UNAUDITED)
                                               January  31,     April 30,
                                       --------------------------------------
                                            1998         1997      1997
                                       --------------------------------------
Assets
Current Assets

  Cash  and cash equivalents           $   141,227      92,060     79,116
  Accounts receivable                       79,563      78,925     61,841
  Inventories                               46,755      56,397     49,100
  Deferred income tax benefits               7,130       7,680      7,143
  Prepaid expenses                           6,297       4,202      6,935

             Total Current Assets          280,972     239,264    204,135

Product Development Assets                  37,108      31,258     31,683
Property and Equipment                      32,759      31,347     32,699
Intangible Assets                          177,516     164,479    165,147
Deferred income tax benefits                16,077      13,533     13,004
Other Assets                                10,733      15,296     11,276
                                       --------------------------------------
             Total Assets              $   555,165     495,177    457,944
                                       --------------------------------------

Liabilities & Shareholders' Equity

Current Liabilities

  Notes payable and current portion of $       751         998        172
  Accounts and royalties payable            58,891      51,395     30,988
  Deferred subscription revenues           124,454     111,045     94,419
  Accrued income taxes                      10,501       6,611      3,825
  Other accrued liabilities                 36,938      37,242     34,948
                                       --------------------------------------
             Total Current Liabilities     231,535     207,291    164,352

Long-Term Debt                             125,000     125,000    125,000
Other Long-Term Liabilities                 26,337      25,231     24,907
Deferred Income Taxes                       15,391      13,772     14,702

Shareholders' Equity                       156,902     123,883    128,983
                                       --------------------------------------
Total Liabilities & Shareholders'
   Equity                              $   555,165     495,177    457,944
                                       --------------------------------------


    The accompanying Notes are an integral part of the condensed consolidated financial statements.

                     JOHN WILEY & SONS, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                   (In thousands except per share information)


                                                  Three Months           Nine Months
                                                Ended January 31,      Ended January 31,
                                           ----------------------------------------------
                                                1998        1997         1998        1997
                                           ----------------------------------------------

Revenues                                   $ 124,350     118,105    $ 352,322     324,392

Costs and Expenses
  Cost of sales                               45,304      42,762      123,230     113,934
  Operating and administrative expenses       63,055      61,215      184,786     173,715
  Amortization of intangibles                  5,477       2,215        9,755       5,925
                                           ----------------------------------------------
 Total Costs and Expenses                    113,836     106,192      317,771     293,574
                                           ----------------------------------------------
Gain on Sale of Publishing Assets             21,292        --         21,292        --
                                           ----------------------------------------------
Operating Income                              31,806      11,913       55,843      30,818

Interest Income and Other                        895         491        2,246         835
Interest Expense                              (1,887)     (1,878)      (5,836)     (4,372)
                                           ----------------------------------------------
Interest Income (Expense) - Net                 (992)     (1,387)      (3,590)     (3,537)
                                           ----------------------------------------------
Income Before Taxes                           30,814      10,526       52,253      27,281
Provision For Income Taxes                    12,176       3,795       19,894       9,827
                                           ----------------------------------------------
Net Income                                 $  18,638       6,731    $  32,359      17,454
                                           ----------------------------------------------
Net Income Per Share

  Diluted                                  $    1.12        0.41     $   1.97        1.06
  Basic                                    $    1.18        0.43     $   2.05        1.10

Cash Dividends Per Share
  Class A Common                           $  0.1125      0.1000     $ 0.3375      0.3000
  Class B Common                           $  0.1000      0.0875     $ 0.3000      0.2625

Average Shares
  Diluted                                     16,603      16,288       16,432      16,416
  Basic                                       15,789      15,749       15,763      15,863

   The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED
                                 (In thousands)

                                                              Nine Months
                                                           Ended January 31,
                                                      -------------------------
                                                           1998          1997
                                                      -------------------------
  Operating Activities
     Net income                                       $  32,359        17,454
     Non-cash items                                      25,440        36,019
     Net change in operating assets and liabilities      44,197         9,624
                                                      -------------------------
     Cash Provided by Operating Activities              101,996        63,097
                                                      -------------------------
  Investing Activities

     Additions to product development assets            (22,473)      (18,490)
     Additions to property and equipment                 (8,122)       (6,248)
     Acquisition of publishing assets                   (30,438)     (103,331)
     Sale of publishing assets                           26,500             0
                                                      -------------------------
     Cash Used for Investing Activities                 (34,533)     (128,069)
                                                      -------------------------
  Financing Activities

     Purchase of treasury shares                         (1,942)      (10,393)
     Additions to long-term debt                              0       125,000
     Repayment of acquired debt                               0       (10,542)
     Net borrowings of short-term debt                      632         1,035
     Cash dividends                                      (5,259)       (4,685)
     Proceeds from exercise of stock options              1,742           903
                                                      -------------------------
     Cash Provided by (Used for) Financing Activities    (4,827)      101,318
                                                      -------------------------
  Effects of Exchange Rate Changes on Cash                 (525)          430
                                                      -------------------------
Cash and Cash Equivalents

     Decrease for Period                                 62,111        36,776
     Balance at Beginning of Period                      79,116        55,284
                                                      -------------------------
     Balance at End of Period                         $ 141,227        92,060
                                                      -------------------------
Cash Paid During the Period for

     Interest                                         $   6,008         3,193
     Income taxes                                     $   6,286         4,472


   The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1998


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of January 31, 1998 and 1997, and April 30, 1997, and results of operations and cash flows for the periods ended January 31, 1998 and 1997. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 1997.

2. The results for the nine months ended January 31, 1998 are not necessarily indicative of the results to be expected for the full year.

3. In the third quarter of fiscal 1998, the Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which requires the presentation of "basic" earnings per share which excludes the dilutive effects of unexercised stock options and non-vested stock awards, and "diluted" earnings per share which includes the effects of such items. A reconciliation of the shares used in the computation follows:

                                                    Three Months        Nine Months
                                                  Ended January 31,  Ended January 31
                                                 -------------------------------------
                                                    1998      1997      1998      1997
                                                 -------------------------------------

                                                               (thousands)

Weighted average shares outstanding               15,986    15,959    15,957    16,072
Less:  Unearned deferred compensation shares        (197)     (210)     (194)     (209)
                                                 -------   -------   -------   -------
Shares used for Basic Earnings Per Share          15,789    15,749    15,763    15,863
Dilutive effect of stock options
     and other stock awards                          814       539       669       553
                                                 -------   -------   -------   -------

Shares used for Diluted Earnings Per Share        16,603    16,288    16,432    16,416
                                                 -------   -------   -------   -------

4. Inventories were as follows:

                                           January 31,
                                       ------------------  April 30,
                                         1998      1997      1997
                                       --------  --------  --------
                                               (thousands)

          Finished goods               $ 37,070  $ 47,562  $ 40,859
          Work-in-process                 7,019     8,483     7,475
          Paper, cloth and other          5,056     4,372     2,559
                                       --------   --------  --------
                                         49,145    60,417    50,893

          LIFO reserve                   (2,390)   (4,020)   (1,793)
                                       --------   --------  --------
          Total inventories            $ 46,755  $ 56,397  $ 49,100
                                       --------   --------  --------

5. Income for the third quarter and first nine months of fiscal 1998 includes unusual items amounting to a pretax gain of $16.9 million, or $9.7 million after taxes, equal to $0.59 per diluted share ($0.62 per basic earnings per share). Included in this is a gain of $21.3 million relating to the sale of the Company's law publishing program for $26.5 million in proceeds. Offsetting this gain are special asset writedowns and other items amounting to approximately $4.4 million, including writedowns of intangible assets of approximately $3.3 million in accordance with the Company's policy of evaluating such assets, and if deemed to be permanently impaired, writing them down to net realizable value based on discounted cash flows.

6. In the third quarter of fiscal 1998, the Company acquired the publishing assets of Van Nostrand Reinhold (VNR) for approximately $28.5 million in cash. VNR publishes in such areas as architecture/design, environmental/industrial sciences, culinary arts/hospitality and business technology. The acquisition has been accounted for by the purchase method, and the accompanying financial statements include the net assets acquired and results of operations since date of acquisition. The cost of the acquisition has been allocated on the basis of preliminary estimates of the fair values of the assets acquired and the liabilities assumed. Final asset and liability fair values may differ based on appraisals and tax bases, however, it is anticipated that any changes will not have a material effect in the aggregate on the consolidated financial position of the Company. The excess of cost over the preliminary estimate of the fair value of the tangible assets acquired amounted to approximately $26 million, relating primarily to acquired publication rights and noncompete agreements, and is being amortized on a straight line basis over an estimated average life of 15 years. The pro forma effects of the acquisition were not material.

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                JANUARY 31, 1998


FINANCIAL CONDITION

     Operating activities for the first nine months of fiscal 1998 provided $102 million of cash compared with $63 million in the prior year. The generation of cash during this period is consistent with the seasonality of the journal receipts cycle which occurs, for the most part, in the third quarter of the fiscal year. The increase over the prior year was primarily due to higher journal receipts and higher levels of payables.

     Investing activities used $35 million during the current period, or $94 million less than the comparable prior year's period, primarily as a result of the VCH acquisition in the prior year.

     Financing activities in the current year primarily reflect dividend payments and purchases of treasury shares during the period.

RESULTS OF OPERATIONS
THIRD QUARTER ENDED JANUARY 31, 1998

     Income for the third quarter and first nine months of fiscal 1998 includes unusual items amounting to a pretax gain of $16.9 million, or $9.7 million after taxes, equal to $0.59 per diluted share, relating to the gain on the sale of Wiley's law publishing program, net of a writedown of certain intangible assets and other items as more fully described in note 5 to the financial statements. Excluding the unusual items, operating income and net income increased 25% and 32%, respectively.

     Revenues for the third quarter advanced 5% to $124 million from $118 million in the prior year.

     Revenue and operating income gains reflected improvement in all of the Company's core businesses-college publishing, professional/trade publishing and the worldwide scientific, technical and medical program. Revenues and operating income were adversely affected by the strong U.S. dollar in some of our overseas markets and by softness in our Asian markets due to the economic downturn in that region.

     Cost of sales as a percentage of revenues increased from 36.2% in the prior year to 36.4% due to product mix. Operating expenses as a percentage of revenues were 50.7% in the current quarter compared with 51.8% in the prior year's third quarter. The improvement is a result of cost containment measures. The effective tax rate was 39.5% in the current quarter compared with 36% in the prior year. The increase was attributable to higher state and local income taxes on the unusual items.

RESULTS OF OPERATIONS
NINE MONTHS ENDED JANUARY 31, 1998

     Excluding the unusual items, operating income increased 26% and net income increased 30% over the prior year. Revenues for the first nine months of fiscal 1998 were $352 million, or 9% ahead of the $324 million in the comparable prior year period.

     The improvement in revenues and operating income for the period are attributable to the same factors noted in the results of operations for the third quarter. Wiley-VCH, which was acquired in fiscal 1997, was a positive contributor to operating income in the current year, but was dilutive to earnings for the year-to-date by approximately $1.8 million, or $0.11 per diluted share, due to interest costs related to the acquisition.

     For the year-to-date, costs of sales as a percentage of revenues decreased from 35.1% to 35.0%, and operating expenses declined from 53.6% to 52.4%.

     Interest expense increased by $1.5 million due to a full nine months of financing costs in the current year related to the VCH acquisition. Interest income increased $1.4 million due to higher cash balances. The effective tax rate was 38% in the current year, or 2% higher than the prior year due to higher state and local income taxes on the unusual gain.

YEAR 2000 ISSUES

     The Company is currently in the process of conducting a comprehensive review of its systems and products to determine the extent and impact of the year 2000 issues. Based on a preliminary assessment, in the opinion of the Company's management, the year 2000 issues will be addressed in a timely fashion and should not have a material adverse impact on the Company's operations.

NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board issued the following Statements of Financial Accounting Standards ("SFAS") which become effective for the Company's fiscal 1999 financial statements: SFAS No. 130, "Reporting Comprehensive Income", which requires disclosure of comprehensive income defined as the change in equity from sources other than reported net income; SFAS No. 131, "Disclosure about Segments of an Enterprise and
     Related Information", which requires certain financial and descriptive information about a company's reportable operating statements; and SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits", which require additional disclosures relating to a company's pension and postretirement benefit plans. In the opinion of the Company's management, the adoption of these new accounting standards will not have a material effect on the consolidated financial statements of the Company.

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           (a)      Exhibits
                    27    - Financial Data Schedule

           (b)      Reports on Form 8-K
                    No reports on Form 8-K were filed during the quarter ended January 31, 1998

"Safe Harbor" Statement under the
Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements concerning the Company's operations, performance and financial condition. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those in any forward-looking statements. Any such forward-looking statements are based upon a number of assumptions and estimates which are inherently subject to uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change based on many important factors. Such factors include but are not limited to: (i) the pace, acceptance, and level of investment in emerging new electronic technologies and products; (ii) subscriber renewal rates for the Company's journals; (iii) the consolidation of the retail book trade market; (iv) the seasonal nature of the Company's educational business and the impact of the used book market; (v) worldwide economic and political conditions; and (vi) other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

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


                                         JOHN WILEY & SONS, INC.
                                         Registrant


                                          By       /s/Charles R. Ellis
                                                   --------------
                                                   Charles R. Ellis
                                                   President and
                                                   Chief Executive Officer


                                          By       /s/Robert D. Wilder
                                                   -------------
                                                   Robert D. Wilder
                                                   Executive Vice President and
                                                   Chief Financial Officer


Dated:  March 13, 1998