Form 10-K
period 1998-04-30
WILEY JOHN & SONS INC
filed 1998-07-10
CIK 107140

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended: April, 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                       For the transition period from to
                         Commission file number 1-11507

                             JOHN WILEY & SONS, INC.
             (Exact name of Registrant as specified in its charter)

NEW YORK                                               13-5593032
-------------------------------                  -------------------------------
State or other jurisdiction of                         I.R.S. Employer
incorporation or organization                          Identification No.
605 Third Avenue, New York, NY                         10158-0012
-------------------------------                  -------------------------------
Address of principal executive offices                 Zip Code

Registrant's telephone number                          (212) 850-6000
including area code
                                                 -------------------------------

Securities registered pursuant to
Section 12(b) of the Act:

Title of each class                               Name of each exchange on which
                                                  registered
-------------------------------                   ------------------------------
Class A Common Stock,                             New York Stock Exchange
par value $1.00 per share

Class B Common Stock,                             New York Stock Exchange
par value $1.00 per share

Securities registered pursuant                    None
to Section 12(g) of the Act:
None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

         The number of shares outstanding of the Registrant's Class A and Class B Common Stock, par value $1.00 per share as of May 31, 1998, was 12,916,657 and 3,085,158 respectively, and the aggregate market value of such shares of Common Stock held by non-affiliates of the Registrant as of such date was $663,476,279 based upon the closing market price of the Class A and Class B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
         The Registrant's Definitive proxy Statement to be filed with the Commission on or about August 7, 1998 for the Annual Meeting of Shareholders to be held on September 17, 1998, (the "1998 Proxy Statement") is, to the extent noted below, incorporated by reference in Part III.

                                    PART I

Item 1.       Business

     The Company is a New York corporation incorporated on January 15, 1904. (As used herein the term "Company" means John Wiley & Sons, Inc., and its subsidiaries and affiliated companies, unless the context indicates otherwise).

     The Company operates in one business segment, namely publishing, which develops, produces, markets and services products in print and electronic formats including journals and other subscription-based products, professional and reference works, consumer books and textbooks, for the scientific, technical, professional, trade and educational markets in the United States and internationally.

     Journal publications are primarily in the scientific and technical, and biomedical research areas. Book publications are primarily in the areas of pure and applied science, engineering, architecture, the social sciences, biomedicine, accounting, computer science, business and culinary arts and hospitality. Professional and reference books, encyclopedias, dictionaries, and periodicals are intended primarily for practicing and research professionals and for libraries, while textbooks are produced primarily for use in formal instruction in the college and university markets, as well as the secondary school market in Australia. Some of these, as well as nonfiction consumer publications, are also marketed to the general public. In addition, the Company markets and distributes books from other publishers. The Company also develops and markets electronic versions of certain of its print products, as well as computer software and electronic data bases for educational use and professional research and training.

     In fiscal 1998, the Company sold its domestic law publishing program for $26.5 million, and reinvested the proceeds by acquiring the publishing assets of Van Nostrand Reinhold (VNR) for $28.5 million in cash. The domestic law program had limited potential for the Company. VNR reinforces the Company's strong position in four core subject areas: architecture/design, environmental/industrial science, culinary arts/hospitality, and business technology.

     In fiscal 1997, the Company acquired a 90% interest in the German based VCH Publishing Group (VCH) for approximately $99 million in cash. VCH is a leading scientific, technical, and professional publisher of journals and books in such disciplines as chemistry, architecture and civil engineering.

     The Company is on the Internet with a World Wide Web site located at http://www.wiley.com.

Publishing Operations

     The Company publishes approximately 460 journals and other subscription-based products, which accounted for approximately 37% of the Company's fiscal 1998 revenues. Most journals are owned by the Company, in which case they may or may not be sponsored by a professional society. Some are owned by such societies and published by the Company under an agreement. Societies which sponsor or own such journals generally receive a royalty and/or other consideration which varies with the nature of the relationship. The Company usually enters into agreements with the editors of journals which state the duties of the editors, and the fees and expenses for their services. Contributors of journal articles transfer publication rights to the Company or professional society, as applicable.

     Journal subscriptions result primarily from direct mail and other advertising and promotional campaigns, renewals which are solicited annually either directly or by companies commonly referred to as independent subscription agents, and memberships in the professional societies for those journals that are sponsored by such societies. Journals are generally mailed to subscribers directly from independent printers.

     Materials for book publications are obtained from authors throughout most of the world through the efforts of an editorial staff, outside editorial advisors, and advisory boards. Most materials originate with their authors, but many are prepared as a result of suggestions or solicitations by editors or advisors. The Company usually enters into agreements with authors which state the terms and conditions under which the respective authors' materials will be published and under which other related rights may be exercised, the name in which the copyright will be registered, the basis for any royalties, and other matters. Most of the authors are compensated by royalties which vary with the nature of the product and its anticipated sales potential. In general, royalties for textbooks and consumer books are higher than royalties for research and reference works. The Company makes advances against future royalties to authors of certain of its publications. The Company continues to add new titles, revise existing titles, and discontinue the sale of others in the normal course of its business. The Company's general practice is to revise its basic textbooks every three to five years, if warranted, and to revise other titles as appropriate. Subscription-based products, other than journals, are updated more frequently on a regular schedule. Approximately 36% of the Company's fiscal 1998 domestic book publishing revenues were from titles published or revised in that fiscal year.

     Professional and consumer book sales consist of sales to trade bookstores serving the general public, to wholesalers who supply such bookstores, to certain college bookstores for their non-textbook requirements, to individual professional practitioners, and to research institutions, jobbers, libraries (including public, professional, academic, and other special libraries), industrial organizations, and governmental agencies. The Company employs sales representatives who call upon independent bookstores, along with national and regional chain bookstores, wholesalers and jobbers. Trade sales to bookstores, wholesalers and jobbers are generally made on a fully returnable basis. Sales of professional and consumer books also result from direct mail campaigns, telemarketing, on-line access, and advertising and reviews in periodicals. The mailings and advertising are intended to promote sales through bookstores and jobbers, as well as to solicit sales directly.

     Adopted textbooks (i.e., textbooks prescribed for course use) are sold primarily to bookstores serving educational institutions in the United States (i.e., college bookstores). The Company employs sales representatives who call on faculty members responsible for selecting books to be used in courses, and on the bookstores which serve such institutions and their students. Textbook sales are generally made on a fully returnable basis. The textbook business is seasonal with the majority of textbook sales occurring during June through August and November through January. Significant amounts of inventory are acquired prior to those periods in order to meet customer delivery requirements. There is an active used textbook market which negatively affects the sales of new textbooks.

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

     Like most other publishers, the Company generally contracts with independent printers and binderies for their services. The Company purchases its paper from independent suppliers and printers. Paper prices continued to decline during fiscal 1998. The Company believes that adequate printing and binding facilities, and sources of paper and other required materials are available to it, and that it is not dependent upon any single supplier. Book products are distributed from Company operated warehouses.

     The Company produces electronic versions of some of its products including software, video, CD-ROM, and through on-line services. The Company believes that the demand for new electronic technology products will increase. Accordingly, to properly service its customers and to remain competitive, the Company anticipates it will be necessary to increase its expenditures related to such new technologies over the next several years, including distribution of virtually all the Company's journals as full-text electronic files over the Internet.

     The Company's publishing business is not dependent upon a single customer, the loss of whom could have a material adverse effect. The journal subscription business is primarily sourced through independent subscription agents who facilitate the journal ordering process by consolidating the subscription orders/billings of each subscriber with various publishers. Monies are collected in advance from subscribers by the subscription agents and are remitted to the journal publishers, including the Company, generally prior to the commencement of the subscriptions. Although at fiscal year-end, the Company had minimal credit risk exposure to these agents, future calendar year subscription receipts from these agents are highly dependent on their financial position and liquidity. Subscription agents account for approximately 26% of total consolidated revenues and no one agent accounts for more than 6% of total consolidated revenues. The book publishing business has witnessed a significant concentration in national and regional bookstore chains in recent years, however, no one customer accounts for more than 5% of total consolidated revenues.

International Operations

     The Company's publications are sold throughout most of the world through subsidiaries located in Europe, Canada, Australia, and Asia, or through agents, or directly from the United States. These subsidiaries market their own indigenous publications, as well as publications produced by the domestic operations and other subsidiaries and affiliates. The Export Sales Department in the United States markets the Company's publications through agents as well as foreign sales representatives in countries not served by a foreign subsidiary. John Wiley & Sons International Rights, Inc. sells foreign reprint and translations rights. The Company publishes, or licenses others to publish, its products which are distributed throughout the world in 35 foreign languages. Approximately 47% of the Company's fiscal 1998 revenues were derived from non-U.S. markets.

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

Competition Within the Publishing Industry

     The sectors of the publishing industry in which the Company is engaged are highly competitive. The principal competitive criteria for the publishing industry are believed to be product quality, suitability of format and subject matter, author reputation, price, timely availability of both new titles and revisions of existing texts, on-line availability of journal and other published information and, for textbooks and certain trade books, timely delivery of products to retail outlets. Recent years have seen a consolidation trend within the publishing industry, including several publishing companies having been acquired by larger publishers and other companies.

     Based upon currently available industry statistics, the Company believes that of books published and sold in the United States, it accounts for approximately 3% of the total sales of such university and college textbooks, and approximately 3% of the total sales of such professional books.

     The Company knows of no reliable industry statistics which would enable it to determine its share of the various foreign markets in which it operates. The Company believes that the percentage of its total book publishing sales in markets outside the United States is higher than that of most of the United States publishers. The Company also believes it is in the top rank of publishers of scientific and technical journals worldwide, as well as the leading commercial chemistry publisher at the research level, and one of the four largest publishers of university and college textbooks for the "hardside" disciplines, i.e. engineering, sciences and mathematics.

Employees

     As of April 30, 1998, the Company employed approximately 2,100 persons on a full-time basis worldwide, none of whom are unionized. Management considers relations with its employees to be generally satisfactory.

Financial Information About Industry Segments

     The note entitled "Segment Information" of the Notes to Consolidated Financial Statements listed in the attached index is incorporated herein by reference.

Financial Information about Foreign and
Domestic Operations and Export Sales

     The note entitled "Segment Information" of the Notes to Consolidated Financial Statements listed in the attached index is incorporated herein by reference.

Executive Officers

     Set forth below as of April 30, 1998 are the names and ages of all executive officers of the Company, the period during which they have been officers, and the offices presently held by each of them.


                        OFFICER
     NAME AND AGE        SINCE        PRESENT OFFICE
--------------------------------------------------------------------------------
   Bradford Wiley II     1993    Chairman of the Board since January 1993 and a
         57                      Director

   Charles R. Ellis      1988    President and Chief Executive  Officer and a
         62                      Director throug April 30, 1998

   William J. Pesce      1989    President and Chief  Executive  Officer and a
         47                      Director  since May 1, 1998,  (previously Chief
                                 Operating  Officer Executive Vice   President
                                 and   Group   President,   Educational   &
                                 International Publishing; Senior Vice President
                                 Educational & International Publishing Group and Senior Vice President, Educational
                                 Publishing Group)

   Stephen A. Kippur     1986    Executive Vice President and Group President,
         51                      PRT since June 1996   (previously Senior Vice
                                 President,   Professional, Reference & Trade
                                 Publishing Group)

   Richard S. Rudick     1978    Senior Vice President, General Counsel since
         59                      June 1989

   Robert D. Wilder      1986    Executive Vice President  and Chief  Financial
         49                      and Support Operations Officer since June 1996
                                 (previously  Senior Vice President, Chief
                                 Financial Officer)

   William Arlington     1990    Senior Vice President, Human Resources since
         49                      June  1996 (previously Vice President, Human
                                 Resources)

   Peter W. Clifford     1989    Senior Vice  President,  Finance,  Corporate
         52                      Controller and Chief  Accounting Officer since
                                 June 1996 (previously Vice President, Finance and Controller)

   Deborah E. Wiley      1982    Senior Vice President, Corporate Communications
         52                      since June 1996 and a Director (previously Vice
                                 President and Director of Corporate
                                 Communications)

   Timothy B. King       1996    Senior Vice President, Planning and Development
         57                      since June 1996 (previously Vice President,
                                 Planning and Development)

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

  LOCATION             PURPOSE           APPROX. SQ. FT.   LEASE EXPIRATION DATE
-------------------------------------------------------------------------------
LEASED-DOMESTIC

New York            Executive and             230,000             2003
                    Editorial Offices
New Jersey          Distribution              170,000             2003
                    Center and Office
New Jersey          Warehouse                 132,000             2002
Colorado            Office                     14,000             2000

OWNED-FOREIGN

Germany             Office and Warehouse       66,000

LEASED-FOREIGN

Australia           Office                     16,000             2002
                    Warehouse                  26,000             2000
Canada              Office                     14,000             2001
                    Warehouse                  41,000             2001
England             Office                     48,000             2009
                    Warehouse                  69,000             2012
Germany             Office                     23,000             1999
Singapore           Office and Warehouse       53,000             1999

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

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to the Company's security holders during the last quarter of the fiscal year ended April 30, 1998.

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

Item 7. Management's Discussion and Analysis of Financial Condition andResults of Operations

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10.      Directors and Executive Officers

     The information regarding the Board of Directors on pages 4 to 11 of the 1998 Proxy Statement is incorporated herein by reference, and information regarding Executive Officers appears in Part I of this report.

Item 11.      Executive Compensation

     The information on pages 11 to 17 of the 1998 Proxy Statement is incorporated herein by reference.

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management

     The information on pages 2, 3, 9, and 10 of the 1998 Proxy Statement is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions

     None.

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

              (b)     Reports on Form 8-K.
                      No reports on form 8-K were filed during the quarter ended April 30, 1998.

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

3.1 Restated Certificate of Incorporation (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1992).

3.2 Certificate of Amendment of the Certificate of Incorporation dated October 13, 1995 (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1997)

3.3 By-Laws as Amended, dated as of December 1997 (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended October 31, 1997).

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

10.8 1990 Director Stock Plan as Amended and Restated as of June 22, 1995 (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1997).

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

10.11 Form of the Fiscal Year 1996 Executive Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1995).

10.12 Form of the Fiscal Year 1997 Executive Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1996).

10.13     Form of the Fiscal Year 1998 Executive Long-Term Incentive Plan.

10.14     Form of the Fiscal Year 1998 Executive Annual Incentive Plan.

10.15 Senior Executive Employment Agreement dated as of January 8, 1998 between William J. Pesce and the Company.

10.16 Senior Executive Employment Agreement amended as of March 29, 1995 between Charles R. Ellis and the Company (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1995).

10.17 Restricted Stock Award Agreement dated as of June 23, 1994 between Charles R. Ellis and the Company (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31,
          1995).

10.18 Senior Executive Employment Agreement dated as of July 1, 1994 between Stephen A. Kippur and the Company (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31,
          1995).

10.19 Amendment No. 1 to Stephen A. Kippur's Senior Executive Employment Agreement dated as of July 1, 1994 (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31,
          1995).

10.20 Restricted Stock Award Agreement dated as of June 23, 1994 between Stephen A. Kippur and the Company (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31,
          1995).

10.21 Restricted Stock Award Agreement dated as of June 23, 1994 between William J. Pesce and the Company (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31,
          1995).

10.22 Senior Executive Employment Agreement dated as of July 1, 1994 between Robert D. Wilder and the Company (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31,
          1995).

10.23 Amendment No. 1 to Robert D. Wilder's Senior Executive Employment Agreement dated as of July 1, 1994 (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31,
          1995).

10.24 Restricted Stock Award Agreement dated as of June 23, 1994 between Robert D. Wilder and the Company (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31,
          1995).

10.25 Employment agreement letter dated as of January 16, 1997 between Richard S. Rudick and the Company (Incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1997).

22        List of Subsidiaries of the Company.

23 Consent of Independent Public Accountants (included in this report as listed in the attached index).

27        Financial Data Schedule.

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

         The following financial statements and information appearing on the pages indicated are filed as part of this Report:

                                                                         Page(s)
     Report of Independent Public Accountants and
     Consent of Independent Public Accountants................................16

     Consolidated Statements of Financial Position
     as of April 30, 1998 and 1997............................................17

     Consolidated Statements of Income and Retained Earnings
     for the years ended April 30, 1998, 1997 and 1996........................18

     Consolidated Statements of Cash Flows for the
     years ended April 30, 1998, 1997 and 1996................................19

     Notes to Consolidated Financial Statements..........................20 - 29

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations...........................................30 - 32

     Results by Quarter (Unaudited)...........................................33

     Quarterly Share Prices, Dividends and Related Stockholder Matters........33

     Selected Financial Data..................................................34

     Schedule II - Valuation and Qualifying Accounts..........................35


     Other schedules are omitted because of absence of conditions under which they apply or because the information required is included in Notes to Consolidated Financial Statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and the Shareholders of John Wiley & Sons, Inc.:

     We have audited the accompanying consolidated statements of financial position of John Wiley & Sons, Inc. (a New York corporation), and subsidiaries as of April 30, 1998 and 1997, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended April 30, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of John Wiley & Sons, Inc., and subsidiaries as of April 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1998 in conformity with generally accepted accounting principles.

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



ARTHUR ANDERSEN LLP
New York, New York
June 11, 1998


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation of our report included in the John Wiley & Sons, Inc. Form 10-K for the year ended April 30, 1998, into the Company's previously filed Registration Statement File Nos. 33-60268, 2-65296, 2-95104, 33-29372 and 33-62605.



ARTHUR ANDERSEN LLP
New York, New York
July 7, 1998

                CONSOLIDATED  STATEMENTS  OF  FINANCIAL  POSITION


John Wiley & Sons, Inc. and Subsidiaries                   April 30
Dollars in thousands                               -------------------------
                                                      1998            1997
                                                   -------------------------
Assets
Current Assets
  Cash and cash equivalents                         $ 127,405    $  79,116
  Accounts receivable                                  56,147       61,841
  Inventories                                          44,912       49,100
  Deferred income tax benefits                            456        7,143
  Prepaid expenses                                      8,690        6,935
                                                   -------------------------
  Total Current Assets                                237,610      204,135
                                                   -------------------------

Product Development Assets                             36,039       31,683
Property and Equipment                                 34,310       32,699
Intangible Assets                                     172,798      165,147
Deferred Income Tax Benefits                           15,593       13,004
Other Assets                                           10,564       11,276
                                                   -------------------------
Total Assets                                        $ 506,914    $ 457,944
                                                   -------------------------

Liabilities and Shareholders' Equity
Current Liabilities
  Notes payable                                     $    --      $     172
  Accounts and royalties payable                       36,854       30,988
  Deferred subscription revenues                       99,225       94,419
  Accrued income taxes                                  1,174        3,825
  Other accrued liabilities                            41,100       34,948
                                                   -------------------------
  Total Current Liabilities                           178,353      164,352
                                                   -------------------------

Long-Term Debt                                        125,000      125,000
Other Long-Term Liabilities                            26,663       24,907
Deferred Income Taxes                                  16,147       14,702

Shareholders' Equity
  Common stock issued
  Class A (16,776,549 and 16,569,066 shares)           16,777       16,569
  Class B (3,967,182 and 4,037,082 shares)              3,967        4,037
  Additional paid-in capital                           40,369       34,332
  Retained earnings                                   150,392      120,823
  Cumulative translation adjustment                      (540)         106
  Unearned deferred compensation                       (2,715)      (3,254)
                                                   -------------------------
                                                      208,250      172,613
Less Treasury shares at cost (Class A-3,874,603
      and 3,824,978; Class B-871,024 and 871,024)     (47,499)     (43,630)
                                                   -------------------------
Total Shareholders' Equity                            160,751      128,983
                                                   -------------------------
Total Liabilities and Shareholders' Equity .        $ 506,914    $ 457,944
                                                   -------------------------


The accompanying notes are an integral part of the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS


John Wiley & Sons, Inc. and Subsidiaries
Dollars in thousands except per share data              For the years ended April 30
                                                    ------------------------------------
                                                        1998           1997       1996
                                                    ------------------------------------

Revenues                                            $ 467,081    $ 431,974    $ 362,704

Costs and Expenses
 Cost of sales                                        164,169      155,245      126,718
 Operating and administrative expenses                250,008      233,771      198,494
                                                     ------------------------------------
 Amortization of intangibles                           12,040        8,161        4,537
 Total Costs and Expenses                             426,217      397,177      329,749

Gain on Sale of Publishing Assets                      21,292         --           --

Operating Income                                       62,156       34,797       32,955

Interest Income and Other                               3,863        2,281        6,211
Interest Expense                                       (7,933)      (6,225)        (368)
                                                    ------------------------------------
Interest Income (Expense)-Net                          (4,070)      (3,944)       5,843
                                                    ------------------------------------

Income Before Taxes                                    58,086       30,853       38,798
Provision for Income Taxes                             21,498       10,513       14,118
                                                    ------------------------------------

Net Income                                             36,588       20,340       24,680
                                                    ------------------------------------

Retained Earnings at Beginning of Year                120,823      106,716       87,541
Cash Dividends
 Class A Common  ($.45, $.40, and $.35 per share)       5,766        5,116        4,492
 Class B Common  ($.40, $.35, and $.31 per share)       1,253        1,117        1,013
                                                    ------------------------------------
 Total Dividends                                        7,019        6,233        5,505
                                                    ------------------------------------
Retained Earnings at End of Year                    $ 150,392    $ 120,823    $ 106,716
                                                    ------------------------------------
Income Per Share
 Diluted                                            $    2.22    $    1.24    $    1.49
 Basic                                              $    2.32    $    1.29    $    1.55

The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


John Wiley & Sons, Inc. and Subsidiaries                              For the years ended April 30
Dollars in thousands                                              ------------------------------------
                                                                     1998         1997        1996
                                                                  ------------------------------------
Operating Activities
Net Income                                                        $  36,588    $  20,340    $  24,680
Noncash Items
  Amortization of intangibles                                        12,040        8,161        4,537
  Amortization of composition costs                                  20,213       17,763       15,196
  Depreciation of property and equipment                              9,188        8,340        7,314
  Reserves for returns, doubtful accounts, and obsolescence          10,181       11,861        6,586
  Deferred income taxes                                               9,234        3,243        7,873
  Gain on sale of publishing assets                                 (21,292)        --           --
  Other                                                              12,207        7,300        7,583
Changes in Operating Assets and Liabilities
  Increase in receivables                                            (2,872)        (178)     (12,150)
  Decrease (increase) in inventories                                  4,426        1,791       (3,734)
  Increase (decrease) in accounts and royalties payable               6,000      (12,109)       3,821
  Increase in deferred subscription revenues .                        5,983        7,769        4,996
  Net change in other operating assets and liabilities                2,162      (10,372)       1,420
                                                                  ------------------------------------
  Cash Provided by Operating Activities                             104,058       63,909       68,122
                                                                  ------------------------------------
Investing Activities
  Additions to product development assets                           (30,220)     (25,466)     (26,483)
  Additions to property and equipment                               (11,935)      (8,868)      (9,310)
  Proceeds from sale of publishing assets                            26,500         --           --
  Acquisition of publishing assets                                  (30,491)    (103,980)      (3,968)
                                                                  ------------------------------------
  Cash Used for Investing Activities                                (46,146)    (138,314)     (39,761)
                                                                  ------------------------------------
Financing Activities
  Purchase of treasury shares                                        (4,281)     (10,506)      (3,323)
  Additions to long-term debt                                          --        125,000         --
  Repayment of long-term debt                                          --        (10,542)        --
  Net repayments of short-term debt                                    (156)      (1,270)        (624)
  Cash dividends                                                     (7,019)      (6,233)      (5,505)
  Proceeds from issuance of stock on option exercises and other       2,288        1,249        2,289
                                                                  ------------------------------------
  Cash Provided by (Used for) Financing Activities                   (9,168)      97,698       (7,163)
                                                                  ------------------------------------
  Effects of exchange rate changes on cash                             (455)         539         (324)
                                                                  ------------------------------------
Cash and Cash Equivalents
  Increase for year                                                  48,289       23,832       20,874
  Balance at beginning of year                                       79,116       55,284       34,410
                                                                  ------------------------------------
  Balance at end of year                                          $ 127,405    $  79,116    $  55,284
                                                                  ------------------------------------
Cash Paid During the Year for
  Interest                                                        $   8,042    $   5,143    $     647
  Income taxes                                                    $  12,409    $   7,995    $   2,799

The accompanying notes are an integral part of the consolidated financial statements.

                   Notes to Consolidated Financial Statements
                   Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of John Wiley & Sons, Inc., and its majority-owned subsidiaries (the "Company"). All significant intercompany items have been eliminated.

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

Sales Returns and Doubtful Accounts: The Company provides an estimated allowance for doubtful accounts and for future returns on sales made during the year. The allowance for doubtful accounts and returns (estimated returns net of inventory and royalty costs) is shown as a reduction of receivables in the accompanying consolidated balance sheets and amounted to $41.6 and $34.5 million at April 30, 1998 and 1997, respectively.

Depreciation and Amortization: Buildings, leasehold improvements, and capital leases are amortized over the lesser of the estimated useful lives of the assets up to 40 years, or the duration of the various leases, using the straight-line method. Furniture and equipment is depreciated principally on the straight-line method over estimated useful lives ranging from 3 to 10 years. Composition costs representing the costs incurred to bring an edited manuscript to publication including typesetting, proofreading, design and illustration, etc., are capitalized and amortized over estimated useful lives representative of product revenue patterns, generally three years.

Intangible Assets: Intangible assets consist of acquired publication rights, which are principally amortized over periods ranging from 3 to 30 years based on the projected revenues of rights acquired; noncompete agreements; which are amortized over the term of such agreements, and goodwill and other intangibles, which are amortized on a straight - line basis over periods ranging from 5 to 40 years. If facts and circumstances indicate that long-lived assets and/or intangible assets may be permanently impaired, it is the Company's policy to assess the carrying value and recoverability of such assets based on an analysis of undiscounted future cash flows of the related operations. Any resulting reduction in carrying value based on the estimated fair value would be charged to operating results.

Foreign Exchange Contracts: The Company, from time to time, enters into forward exchange contracts as a hedge against its overseas subsidiaries' foreign currency asset, liability, and commitment exposures. Such exposures include overseas subsidiaries' anticipated annual journal subscription revenues, as well as that portion of the revenues and related receivables on sales of book products, that are denominated in U.S. dollars. Realized and unrealized gains and losses are deferred and taken into income over the lives of the hedged items if permitted by generally accepted accounting principles; otherwise the contracts are marked to market with any gains and losses reflected in operating expenses. There were no open foreign exchange contracts at April 30, 1998. At April 30, 1997, the Company had one contract to sell approximately $6.9 million of (pound) sterling expiring in May 1997, the market value of which approximated the contract value. No gains or losses were deferred at April 30, 1998 or 1997.

Stock-Based Compensation: Stock options and restricted stock grants are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensations." Accordingly, the Company recognizes no compensation expense for fixed stock option grants since the exercise price is equal to the fair value of the shares at date of grant. For restricted stock grants, compensation cost is recognized generally ratably over the vesting period based on the fair value of shares.

Cash   Equivalents:   Cash  equivalents   consist  primarily  of  highly  liquid
investments with a maturity of three months or less and are stated at cost plus accrued interest, which approximates market value.

New Accounting Standards: The Financial Accounting Standards Board issued the following Statements of Financial Accounting Standards ("SFAS"), which become effective for the Company's fiscal 1999 financial statements: SFAS No. 130, "Reporting Comprehensive Income," which requires disclosure of comprehensive income and its components, as defined; SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires certain financial and descriptive information about a company's reportable operating statements; and SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," which requires additional disclosures relating to a company's pension and postretirement benefit plans. In the opinion of the Company's management, the adoption of these new accounting standards may require additional disclosures but should not have a material effect on the consolidated financial statements of the Company.

Income Per Share

     In the third quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires the presentation of "basic" income per share which excludes the dilutive effects of unexercised stock options and nonvested stock awards, and "diluted" income per share which includes the effects of such items. Prior periods' income per share have been restated. A reconciliation of the shares used in the computation follows:


In thousands                                  1998        1997        1996
----------------------------------------------------------------------------

Weighted average shares outstanding           15,969     16,029      16,062
Less:  Unearned deferred
       compensation shares                      (196)      (209)       (167)
----------------------------------------------------------------------------
Shares used for basic
  income per share                            15,773     15,820      15,895
Dilutive effect of stock
  options and other stock awards                 715        552         643
----------------------------------------------------------------------------
Shares used for diluted
  income per share                            16,488     16,372      16,538
----------------------------------------------------------------------------

Acquisitions

     In fiscal 1998, the Company acquired the publishing assets of Van Nostrand Reinhold (VNR) for approximately $28.5 million in cash. VNR publishes in such areas as architecture / design, environmental / industrial sciences, culinary arts / hospitality, and business technology. The cost of the acquisition has been allocated on the basis of preliminary estimates of the fair values of the assets acquired and the liabilities assumed. Final asset and liability fair values may differ based on appraisals and tax bases; however, it is anticipated that any changes will not have a material effect in the aggregate on the consolidated financial position of the Company. The excess of cost over the preliminary estimate of the fair value of the tangible assets acquired amounted to approximately $24 million, relating primarily to acquired publication rights that are being amortized on a straight-line basis over an estimated average life of 15 years. In addition, during the year, the Company acquired various newsletters, books, and journals for purchase prices aggregating approximately $2 million, which primarily relates to acquired publication rights that are being amortized over periods ranging from 15 to 30 years.

     In fiscal 1997, the Company acquired a 90% interest in the German-based VCH Publishing Group ("VCH") through the purchase of 90% of the shares of VCH Verlagsgesellschaft mbH for approximately $99 million in cash. VCH is a leading scientific, technical, and professional publisher of journals and books in such disciplines as chemistry, architecture, and civil engineering. The excess of cost over the fair value of the tangible assets acquired amounted to approximately $111.6 million relating to acquired publication rights, which are being amortized on a straight-line basis over an average life of 30 years. In addition, during the year, the Company acquired various newsletters including the publishing assets of Technical Insights, Inc., a publisher of print and electronic newsletters in various areas of science and technology, for purchase prices aggregating $4.7 million, which primarily relates to goodwill and is being amortized on a straight-line basis over 10 years.

     In fiscal 1996, the Company acquired Clinical Psychology Publishing Company
(CPPC), a publisher of journals and books in the fields of clinical and educational psychology; Preservation Press, consisting of architectural heritage books, technical preservation guides, and children's architecture books; and certain other smaller publishing properties. In addition, the Company became the publisher of Cancer, the American Cancer Society's medical journal. The purchase prices amounted to $4.0 million in cash plus assumed liabilities of $1.3 million. The excess of cost over the fair value of the tangible assets acquired amounted to approximately $3.7 million, of which $.9 million related to acquired publication rights, $.2 million related to noncompete agreements, and $2.6 million represented goodwill and other intangibles that are being amortized over 5 to 15 years.

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

                                      1997            1996
                                 --------------- ---------------
                           (In thousands, except per share information)

Revenues                           $ 441,650       $ 424,570
Net Income                         $  18,931       $  17,520
Net Income Per Diluted Share       $    1.16       $    1.06
Net Income Per Basic Share         $    1.20       $    1.10

Divested Operations

     In fiscal 1998, the Company sold its domestic law publishing program for $26.5 million, resulting in a gain of $21.3 million. Offsetting this gain are special asset write-downs and other items amounting to approximately $4.4 million, including write-downs of intangible assets of approximately $3.3 million in accordance with the Company's policy of evaluating such assets, and if deemed to be permanently impaired, writing them down to net realizable value based on discounted cash flows. The net effect of these unusual items amounted to a pretax gain of $16.9 million, or $9.7 million after taxes, equal to $0.59 per diluted share, or $0.62 per basic share.

Inventories

     Inventories at April 30 were as follows:

Dollars in thousands            1998              1997
-------------------------- ---------------- -----------------
Finished Goods                $ 38,039         $ 40,859
Work-in-Process                  6,864            7,475
Paper, Cloth, and Other           2,084            2,559
-------------------------- ---------------- -----------------
                                46,987           50,893
LIFO Reserve                    (2,075)          (1,793)
-------------------------- ---------------- -----------------
Total                         $ 44,912         $ 49,100
-------------------------- ---------------- -----------------

     Domestic book inventories aggregating $29.6 and $29.9 million at April 30, 1998 and 1997, respectively, are stated at cost or market, whichever is lower, using the last-in, first-out method. All other inventories are stated at cost or market, whichever is lower, using the first-in, first-out method.


Product Development Assets

     Product development assets consisted of the following at April 30:

Dollars in thousands                 1998           1997
-------------------------------- -------------- -------------
Composition Costs                   $25,468        $21,819
Royalty Advances                     10,571          9,864
-------------------------------- -------------- -------------
Total                               $36,039        $31,683
-------------------------------- -------------- -------------

Composition costs are net of accumulated amortization of $40,108 in 1998 and $33,323 in 1997.


Property and Equipment

     Property and equipment consisted of the following at April 30:

Dollars in thousands                    1998          1997
----------------------------------- ------------ -------------
Land and Land Improvements            $  1,542     $  1,542
Buildings and Leasehold Improvements    17,043       18,222
Furniture and Equipment                 64,570       55,622
----------------------------------- ------------ -------------
                                        83,155       75,386
Accumulated Depreciation               (48,845)     (42,687)
----------------------------------- ------------ -------------
Total                                 $ 34,310     $ 32,699
----------------------------------- ------------ -------------

Intangible Assets

     Intangible assets consisted of the following at April 30:

Dollars in thousands                1998          1997
------------------------------- ------------- -------------
Acquired Publication Rights       $149,977      $132,901
Goodwill and Other Intangibles      52,061        54,283
Non-compete Agreements               1,316         1,435
------------------------------- ------------- -------------
                                   203,354       188,619
Accumulated Amortization           (30,556)      (23,472)
------------------------------- ------------- -------------
Total                             $172,798      $165,147
------------------------------- ------------- -------------

Other Accrued Liabilities

     Included  in  other  accrued   liabilities  was  accrued   compensation  of
approximately $20.1 million and $17.7 million for 1998 and 1997, respectively.

Income Taxes

     The provision for income taxes was as follows:

Dollars in thousands           1998       1997        1996
--------------------------- ---------- ---------- -----------
Currently Payable
   Federal                    $6,781     $  945     $1,122
   Foreign                    $4,332     $5,295     $4,142
   State and local            $1,166     $1,026     $1,000
--------------------------- ---------- ---------- -----------
   Total Current Provision    $12,279    $7,266     $6,264
--------------------------- ---------- ---------- -----------
Deferred Provision
   Federal                    $6,211     $2,496     $5,270
   Foreign                    $1,629     $  834     $1,687
   State and local            $1,379     $  (83)    $  897
--------------------------- ---------- ---------- -----------
   Total Deferred Provision   $9,219     $3,247     $7,854
--------------------------- ---------- ---------- -----------
   Total Provision            $21,498    $10,513    $14,118
--------------------------- ---------- ---------- -----------

     The Company's effective income tax rate as a percent of pretax income differed from the U.S. federal statutory rate as shown below:

                                           1998     1997     1996
------------------------------------     -------- -------- --------
U.S. Federal Statutory Rate                35.0%    35.0%    35.0%

State and Local Income Taxes
  Net of Federal Income Tax Benefit         2.8      2.0      3.2
Tax Benefit Derived From FSC Income        (2.7)    (4.8)    (3.1)
Foreign Source Earnings Taxed at
  Other Than U.S. Statutory Rate             .6       .3      1.1
Nondeductible Amortization of Intangibles    .7       .9       .7
Other-Net                                    .6       .7      (.5)
------------------------------------     -------- -------- --------
Effective Income Tax Rate                  37.0%    34.1%    36.4%
------------------------------------     -------- -------- --------

     Deferred taxes result from timing differences in the recognition of revenue and expense for tax and financial reporting purposes. The components of the provision for deferred taxes were as follows:

Dollars in thousands               1998      1997      1996
--------------------------------- -------- --------- ---------
Depreciation and Amortization    $(2,898)   $(691)   $(3,684)
Accrued Expenses                    (275)     264      6,100
Circulation Costs                     --       --      1,471
Provision for Sales Returns and
  Doubtful Accounts                5,699     (959)    (1,391)
Inventory                          1,331      112        578
Retirement Benefits                  (23)     (87)       (66)
Divested Operations                   --       --     (3,386)
Long-Term Liabilities              2,541    1,562      5,102
Alternative Minimum Tax Credit
  and Other Carryforwards            236      653      1,869
Net Operating Loss Carryforwards   1,631   (1,150)        --
Valuation Allowance                  826    2,432         --
Other-Net                            151    1,111      1,261
--------------------------------- -------- --------- ---------
Total Deferred Provision          $9,219   $3,247     $7,854
--------------------------------- -------- --------- ---------


     The significant components of deferred tax assets and liabilities were as follows:
                                                1998               1997
                                         ------------------ -------------------
Dollars in thousands                     Current  Long-Term  Current  Long-Term
-------------------------------------------------------------------------------
Deferred Tax Assets
Net Operating Loss Carryforward              --     26,131       --     25,703
Reserve for Sales Returns and
  Doubtful Accounts                       2,194         --    8,219         --
Costs Capitalized for Taxes                  --      3,054       --      3,282
Retirement and Post-
  Employment Benefits                        --      3,470       --      3,387
Amortization of Intangibles               2,513         --    1,140
Other                                        --         --       52         --
-------------------------------------------------------------------------------
Total Deferred Tax Assets                 2,194     35,168     8,271    33,512
Less: Valuation Allowance                    --    (12,553)       --   (13,344)
-------------------------------------------------------------------------------
 Net Deferred Tax Assets                  2,194     22,615     8,271    20,168
-------------------------------------------------------------------------------
Deferred Tax Liabilities
Inventory                                (1,738)        --    (1,128)       --
Depreciaton and Amortization                 --     (4,305)       --    (5,149)
Divested Operations                          --       (196)       --       (44)
Accrued Expenses                             --     (7,002)       --    (6,230)
Long-Term Liabilities                        --    (10,822)       --    (8,891)
Other                                        --       (844)       --    (1,552)
-------------------------------------------------------------------------------
Total Deferred Tax Liabilities           (1,738)   (23,169)   (1,128)  (21,866)
-------------------------------------------------------------------------------
Net Deferred Tax Assets (Liability)         456       (554)    7,143    (1,698)
-------------------------------------------------------------------------------

     Approximately $9.3 million of the valuation allowance relates to net deferred tax assets recorded in connection with the VCH acquisition. Any amounts realized in future years will reduce the intangible assets recorded at date of acquisition.

     Current taxes payable for 1998 have been reduced by $2.5 million relating to the utilization of net operating loss carryforwards. At April 30, 1998, the Company had aggregate unused net operating loss carryforwards of approximately $61.0 million, which may be available to reduce future taxable income primarily in foreign tax jurisdictions and generally have no expiration date.

     In general, the Company plans to continue to invest the undistributed earnings of its foreign subsidiaries in those businesses, and therefore no provision is made for taxes that would be payable if such earnings were distributed. At April 30, 1998, the undistributed earnings of foreign subsidiaries approximated $35.8 million and, if remitted currently, would result in additional taxes approximating $7.1 million.

Notes Payable and Debt

     Long-term debt consisted of the following at April 30:

Dollars in thousands                      1998          1997
------------------------------------------------------------------
Term Loan Notes Payable Due
  October 2000 Through 2003             $125,000      $125,000

     The weighted average interest rate on the term loan was 6.21% and 5.82% during 1998 and 1997, respectively; and 6.19% and 5.82% at April 30, 1998 and 1997, respectively.

     The Company has a seven-year $175 million credit agreement expiring on October 31, 2003, with nine banks. The credit agreement consists of a term loan of $125 million and a $50 million revolving credit facility. The Company has the option of borrowing at the following floating interest rates: (i) Eurodollars at a rate based on the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging from .15% to .30% depending on certain coverage ratios or, (ii) dollars at a rate based on the current certificate of deposit rate, plus an applicable margin ranging from .275% to .425% depending on certain coverage ratios or, (iii) dollars at the higher of (a) the Federal Funds Rate plus .5% and (b) the banks' prime rate. In addition, the Company pays a facility fee ranging from .10% to .20 % on the total facility depending on certain coverage ratios.

     In the event of a change of control, as defined, the banks have the option to terminate the agreement and require repayment of any amounts outstanding. Amounts outstanding under the term loan have mandatory repayments as follows:

Dollars in thousands         1999     2000    2001    2002     2003
--------------------      -------- ------- -------- -------- --------
                          $  --     $  --   $30,000  $30,000  $30,000

     The credit agreement contains certain restrictive covenants related to minimum net worth, funded debt levels, an interest coverage ratio, and restricted payments, including a cumulative limitation for dividends paid and share repurchases. Under the most restrictive covenant, approximately $71 million was available for such restricted payments as of April 30, 1998.

     The Company and its subsidiaries have other short-term lines of credit aggregating $51 million at various interest rates. Information relating to all short-term lines of credit follows:

Dollars in thousands                       1998      1997      1996
----------------------------------------------------------------------

End of Year
   Amount outstanding                 $     --    $    172    $     --
   Weighted average interest rate           --       10.4%          --

During the Year
   Maximum amount outstanding         $ 28,794    $ 26,253    $ 18,909
   Average amount outstanding         $    742    $ 11,368    $  5,960
   Weighted average interest rate         8.5%        6.0%        7.0%
----------------------------------------------------------------------

     Based on estimates of interest rates currently available to the Company for loans with similar terms and maturities, the fair value of notes payable and long-term debt approximates the carrying value.

Retirement Plans

     The Company and its principal subsidiaries have contributory and noncontributory retirement plans that cover substantially all employees. The plans generally provide for employee retirement between the ages of 60 to 65 and benefits based on length of service and final average compensation, as defined. In fiscal 1998, the domestic plan was amended to provide that final average compensation be based on the highest three consecutive years ended December 31, 1994. The Company may, but is not required to, update from time to time the ending date for the three-year period used to determine final average compensation. The amendment had the effect of increasing pension expense for fiscal 1998 by $.2 million. For funded plans, funds are contributed as necessary to provide for current service and for a portion of any unfunded projected benefit obligation. To the extent these requirements are exceeded by plan assets, a contribution may not be made in a particular year. Plan assets consist principally of investments in corporate stocks and bonds and government obligations. The unfunded plan primarily relates to a non-U.S. subsidiary and is governed by local statutory requirements.

     Pension costs for the defined benefit plans were as follows:

Dollars in thousands                  1998       1997       1996
------------------------------------------------------------------

Service Cost                         $3,432     $2,902    $2,598
Interest Cost on Projected
  Benefit Obligation                  5,325      4,665     3,757
Return on Assets                    (15,941)    (6,826)   (6,331)
Net Amortization and Deferral         9,746      1,014     1,430
------------------------------------------------------------------
Net Periodic Pension Expense         $2,562     $1,755    $1,454
------------------------------------------------------------------

     The net pension expense included above for the international plans amounted to approximately $2.1, $1.5, and $1.1 million for 1998, 1997, and 1996, respectively.

     The following table sets forth the status of the plans and the amounts recognized in the Company's consolidated statements of financial position.

                                           1998                    1997
                                 ------------------------  ---------------------
                                    Assets    Accumulated   Assets   Accumulated
                                   Exceed      Benefits     Exceed     Benefits
                                 Accumulated    Exceed    Accumulated   Exceed
Dollars in thousands               Benefits     Assets      Benefits    Assets
--------------------------------------------------------------------------------
Fair Value of Plan Assets         $ 84,262     $    --     $ 68,385     $    --

Accumulated Benefit Obligation
Vested Benefits                    (54,769)    (10,452)     (50,214)    (10,462)
Nonvested Benefits                  (2,810)       (537)      (3,204)       (564)
--------------------------------------------------------------------------------
                                   (57,579)    (10,989)     (53,418)    (11,026)
Projected Compensation Increases    (5,851)     (1,317)      (3,808)     (1,420)
--------------------------------------------------------------------------------
Projected Benefit Obligation       (63,430)    (12,306)     (57,226)    (12,446)
--------------------------------------------------------------------------------
Funded Status                       20,832     (12,306)      11,159     (12,446)
Unrecognized Net Asset              (2,907)         --       (3,759)         --
Unrecognized Prior  Service Cost     2,401         365        1,692         447
Unrecognized Net Loss (Gain)       (18,738)        102       (7,524)        350
--------------------------------------------------------------------------------
Prepaid (Accrued) Pension Cost    $  1,588    $(11,863)    $  1,568    $(11,649)
--------------------------------------------------------------------------------

     The range of assumptions used in 1998 and 1997 were:

                                                 Assets       Accumulated
                                                 Exceed        Benefits
                                               Accumulated      Exceed
                                                 Benefits       Assets
---------------------------------------------------------------------------
Discount Rate                                  7.5 - 8.5%        6.5%
Expected Long-Term Rate of Return
  on Plan Assets                               7.0 - 8.0%          --
Rate of Increase in Compensation Levels          0 - 7.0%        3.7%
---------------------------------------------------------------------------

     The Company has agreements with certain officers and senior management personnel that provide for the payment of supplemental retirement benefits during each of the 10 years after the termination of employment. Under certain circumstances, including a change of control as defined, the payment of such amounts could be accelerated on a present value basis. The cost of these benefits is being charged to expense on a present value basis over the estimated term of employment and amounted to approximately $1.2, $1.1, and $1.0 million in 1998, 1997, and 1996, respectively.

     The Company provides life insurance and health care benefits, subject to certain dollar limitations and retiree contributions, for substantially all of its retired domestic employees. The cost of such benefits is expensed over the years that the employees render service and is funded on a pay-as-you-go, cash basis. The accumulated postretirement benefit obligation amounted to $.3 million at April 30, 1998 and 1997, and the amount expensed in fiscal 1998 and prior years was not material.

Commitments and Contingencies

     The following schedule shows the composition of rent expense for operating leases:

Dollars in thousands             1998        1997       1996
------------------------------ ---------- ----------- ----------
Minimum Rental                   13,137     13,654      12,550
Lease Escalation                  2,250      2,188       1,913
Less: Sublease Rentals              (50)       (19)        (19)
------------------------------ ---------- ----------- ----------
Total                            15,337     15,823      14,444
------------------------------ ---------- ----------- ----------

     Future minimum payments under operating leases aggregated $78.5 million at April 30, 1998. Annual payments under these leases are $15.7, $14.4, $14.0, $13.6, and $13.0 million for fiscal years 1999 through 2003, respectively.

     The Company is involved in routine litigation in the ordinary course of its business. In the opinion of management, the ultimate resolution of all pending litigation will not have a material effect upon the financial condition or results of operations of the Company.

Segment Information

     The Company operates in one business segment, namely publishing, and develops, produces, publishes, markets, and services products in print and electronic formats, such as periodicals including journals and other subscription-based products, professional and reference works, consumer books, and textbooks, for the scientific, technical, professional, trade, and educational markets around the world.

     The Company's international operations are located in Europe, Canada, Australia, and Asia. The following table presents revenues, operating income, and identifiable assets for the domestic and international operations.

Dollars in thousands          1998         1997         1996
----------------------    ------------ ------------ ------------
Revenues
   Domestic                 $322,789     297,152     279,998
   Europe                    138,320     123,142      70,942
   Other International        46,165      47,496      41,357
   Interarea transfers       (35,816)    (29,593)    (40,193)
----------------------    ------------ ------------ ------------
   Total                    $467,081     431,974     362,704
----------------------    ------------ ------------ ------------
Operating Income
   Domestic                  $49,315(a)   20,817      20,180
   Europe                     13,633      11,728      12,064
   Other International          (792)      2,252         711
----------------------    ------------ ------------ ------------
   Total                     $62,156(a)   34,797      32,955
----------------------    ------------ ------------ ------------
Identifiable Assets
   Domestic                 $187,184     178,861      178,442
   Europe                   $174,323     179,210       30,988
   Other International        18,002      20,757       19,787
   Corporate                  79,116      55,284      127,405
----------------------    ------------ ------------ ------------
   Total                    $506,914     457,944      284,501
----------------------    ------------ ------------ ------------

(a) Includes unusual items amounting to $16,893 relating to the gain on the sale of the domestic law publishing program, net of a write-down of certain intangible assets and other items.

     Transfers between geographic areas are generally made at a fixed discount from list price and principally represent sales from the United States to the Company's international operations. Export sales from the United States to unaffiliated international customers amounted to approximately $56.5, $51.4, and $47.5 million in 1998, 1997, and 1996, respectively. The pretax income for consolidated international operations was approximately $14.1, $16.5, and $13.0 million in 1998, 1997, and 1996, respectively.

     Included in operating and administrative expenses were net foreign exchange gains (losses) of approximately $(.1), $.7, and $.2 million in 1998, 1997, and 1996, respectively.

     Changes in the cumulative translation adjustment account were as follows:

     Dollars in thousands             1998         1997
     ----------------------------- ------------ -----------
     Balance at beginning of year    $  106       $(3,086)
     Aggregate translation
       adjustments for the year        (646)        3,192
     ----------------------------- ------------ -----------
     Balance at end of year          $ (540)      $   106
      ----------------------------- ------------ -----------

Stock Compensation Plans

     Under the Company's Key Employee Stock Plan, qualified employees are eligible to receive awards that may include stock options, performance stock awards, and restricted stock awards up to a maximum per year of 3% of Class A stock outstanding and subject to an overall maximum of 2,000,000 shares through the year 2000. As of April 30, 1998, approximately 595,520 shares were available for future grants.

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

     The Company elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost is recognized for fixed stock option grants. Had compensation cost been recognized, net income would have been reduced on a pro forma basis by $.6 million, or $.04 per diluted share, in 1998; $.4 million, or $.02 per diluted share, in 1997; and $.1 million, or $.01 per diluted share, in 1996. For the pro forma calculations, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1998, 1997, and 1996: risk-free interest rate of 6.5%, 7.1%, and 6.3%, respectively; dividend yield of 1.3%, 1.5%, and 2.0%, respectively; volatility of 18.1%, 22.0%, and 22.2%, respectively; and expected life of nine years for all years.

     A summary of the activity and status of the Company's stock option plans follows:

                                       1998                1997                1996
                              -----------------------------------------------------------
                                         Weighted             Weighted            Weighted
                                         Average              Average             Average
                                         Exercise             Exercise            Exercise
                              Options     Price     Options    Price    Options    Price
----------------------------------------------------------------------------------------

Outstanding at beginning
  of year                    1,041,939   $ 17.87  1,028,663  $ 15.38  1,070,038  $ 12.87
Granted                        149,678     34.60    143,349    30.36    133,224    28.76
Exercised                     (137,583)    14.14   (107,323)   10.84   (157,099)    9.62
Canceled                        (2,125)    25.89    (22,750)   17.24    (17,500)   15.64
----------------------------------------------------------------------------------------
Outstanding at end of year   1,051,909   $ 20.71  1,041,939  $ 17.87  1,028,663  $ 15.38
----------------------------------------------------------------------------------------
Exercisable at end of year     540,568   $ 13.51    603,941  $ 12.26    570,170  $ 11.07
----------------------------------------------------------------------------------------


     The weighted average fair value of options granted during the year was $12.39 and $12.05 in 1998 and 1997, respectively.

     A summary of information about stock options outstanding and options exercisable at April 30, 1998, follows:

                       Options Outstanding      Options Exercisable
                     ---------------------  ----------------------------
                                 Weighted   Weighted            Weighted
                       Number    Average    Average   Number    Average
    Range of             Of     Remaining   Exercise    Of      Exercise
  Exercise Prices     Options      Term      Price    Options    Price
------------------   ---------  ----------  --------  -------   --------
$  7.88 to $ 12.25    428,162   3.4 years   $ 10.10   401,586   $  9.99
$ 20.69               179,850   6.1 years   $ 20.69    82,400   $ 20.69
$ 26.25 to $ 34.50    443,897   8.1 years   $ 30.95    56,582   $ 28.02
------------------   ---------  ----------  --------  -------   --------
Total               1,051,909   5.8 years   $ 20.71   540,568   $ 13.51
------------------   ---------  ----------  --------  -------   --------

     Under the terms of the Company's executive long-term incentive plans, upon the achievement of certain three-year financial performance-based targets, awards will be payable in restricted shares of the Company's Class A Common stock. The restricted shares vest equally as to 50% on the first and second anniversary date after the date the award is earned. Compensation expense is charged to earnings over the respective three-year period. In addition, the Company granted restricted shares of the Company's Class A Common stock to key executive officers and others in connection with their employment. The restricted shares generally vest one-third at the end of the third, fourth, and fifth years, respectively, following the date of the grant. Under certain circumstances relating to a change of control or termination, as defined, the restrictions would lapse and shares would vest earlier. Compensation expense is charged to earnings ratably over five years, or sooner if vesting is accelerated, from the dates of grant. Restricted shares issued in connection with the above plans amounted to 38,487, 25,638, and 145,658 shares at weighted-average grant-date fair values of $33.61, $29.00, and $28.11 per share in 1998, 1997, and 1996, respectively. Compensation expense charged to earnings for the above amounted to $2.6 million, $1.5 million, and $1.3 million in 1998, 1997, and 1996, respectively.

     Under the terms of the Company's Director Stock Plan, each member of the Board of Directors who is not an employee of the Company is awarded Class A Common stock equal to 50% of the board member's annual cash compensation, based on the market value of the stock on the date of the shareholders' meeting. Directors may also elect to receive all or a portion of their cash compensation in stock. Under this plan 7,049, 10,274, and 5,752 shares were issued in 1998, 1997, and 1996, respectively. Compensation expense related to this plan amounted to approximately $.3 million, $.3 million, and $.2 million in 1998, 1997, and 1996, respectively.

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

     Changes in selected capital accounts were as follows:

                                          Common Stock    Additional
                                      ------------------    Paid-in     Treasury
Dollars in thousands                   Class A    Class B   Capital      Stock
--------------------------------------------------------------------------------
Balance at April 30, 1995             $16,173     $4,168   $25,446     $(30,538)
Director Stock Plan Issuance               --         --       124           41
Executive Long-Term
  Incentive Plan Issuance                  --         --       182           60
Purchase of Treasury Shares                --         --        --       (3,323)
Restricted Share Issuance                  --         --     3,054          948
Issuance of Shares Under
  Employee Savings Plan                    --         --       674          208
Exercise of Stock Options                 157         --     1,354         (889)
Other                                      82        (82)      781           --
-------------------------------------------------------------------------------
Balance at May 1, 1996                $16,412     $4,086   $31,615     $(33,493)
Director Stock Plan Issuance               --         --       217           85
Executive Long-Term
  Incentive Plan Issuance                  --         --       132           47
Purchase of Treasury Shares                --         --        --      (10,506)
Restricted Share Issuance                  --         --       337          149
Issuance of Shares Under
  Employee Savings Plan                    --         --       212           84
Exercise of Stock Options                 108         --     1,056           --
Other                                      49        (49)      763            4
-------------------------------------------------------------------------------
Balance at May 1, 1997                $16,569     $4,037   $34,332     $(43,630)
Director Stock Plan Issuance               --         --       217           67
Executive Long-Term
  Incentive Plan Issuance                  --         --       192           73
Purchase of Treasury Shares                --         --        --       (4,281)
Restricted Share Issuance                  --         --     1,862          270
Issuance of Shares Under Employee
  Savings Plan                             --         --       316          101
Exercise of Stock Options                 138         --     3,450          (99)
Other                                      70        (70)       --           --
-------------------------------------------------------------------------------
Balance at April 30, 1998             $16,777     $3,967   $40,369     $(47,499)
-------------------------------------------------------------------------------

                     Management's Discussion and Analysis of
                       Financial Condition and Results of
                                   Operations


Results of Operations:
Fiscal 1998 Compared to Fiscal 1997

     The Company continued to grow and strengthen its core businesses. In fiscal 1998, the Company sold its domestic law publishing program for $26.5 million, and reinvested the proceeds by acquiring the publishing assets of Van Nostrand Reinhold (VNR) for $28.5 million in cash. The domestic law program had limited potential for the Company. VNR reinforces the Company's strong position in four core subject areas: architecture / design, environmental / industrial science, culinary arts / hospitality, and business technology.

     Fiscal 1998 income includes unusual items amounting to a pre-tax gain of $16.9 million, or $9.7 million after taxes, equal to $.59 per diluted share, relating to the gain on the sale of the domestic law publishing program, net of a write-down of certain intangible assets and other items.

     Revenues increased 8% over the prior year to $467.1 million reflecting improvement in all of the Company's core businesses. Worldwide revenue increases over the prior year included 9% for scientific, technical, and medical publishing; 8% for professional/trade publishing; and 7% for educational publishing, led by the domestic college division, which increased 9%. The strong U.S. dollar depressed revenues in some of the Company's overseas markets.

     Cost of sales as a percentage of revenues was 35.1% in 1998 compared with 35.9% in the prior year primarily reflecting lower inventory obsolescence provisions in the current year.

     Operating and administrative expenses increased 6.9% over the prior year. Expenses as a percentage of revenues declined to 53.5%, compared with 54.1% in the prior year, as the rate of growth in expenses was contained at less than the revenue growth rate.

     Operating income excluding the unusual items mentioned above increased 30% over the prior year to $45.3 million. Operating income margins increased to 9.7% of revenue from 8.1% in the prior year, primarily due to the effects of the higher revenue base and lower operating expenses as a percentage of revenues. Operating income was adversely affected by weakness in the Company's Asian markets due to the economic downturn in that region.

     Interest expense increased by $1.7 million reflecting a full year of financing costs related to VCH, which was acquired during fiscal 1997. Interest income increased by $1.6 million primarily as a result of higher cash balances compared with the prior year.

     The effective tax rate was 37.0% compared with 34.1% in the prior year primarily reflecting the higher incremental tax rate on the unusual items gain.

     Net income, excluding the unusual items net gain of $9.7 million after taxes, increased 32% to $26.9 million.


Results of Operations:
Fiscal 1997 Compared to Fiscal 1996

     The Company continued to expand its global operations and grow its core businesses.

     In fiscal 1997, the Company acquired a 90% interest in the German-based VCH Publishing Group ("VCH") through the purchase of 90% of the shares of VCH Verlagsgesellschaft mbH for approximately $99 million in cash. VCH is a leading scientific, technical and professional publisher of journals and books in such disciplines as chemistry, architecture, and civil engineering. During the year, the Company also acquired various newsletters including the publishing assets of Technical Insights, Inc., a publisher of print and electronic newsletters in various areas of science and technology, for purchase prices aggregating $4.7 million.

     Revenues for the year advanced 19% to $432.0 million. Excluding VCH, revenues increased 6% over the prior year driven by the Company's scientific, technical, and medical journal programs; by its college division; and by its international operations. The Company's worldwide scientific, technical, and medical publishing revenues advanced 36% over the prior year, and 9% excluding VCH. Educational publishing revenues increased 7% and professional/trade revenues increased marginally over the prior year. Similar to the experience of other companies in the trade publishing markets, professional/trade results were adversely affected by a change in a small number of domestic wholesalers and retailers to just-in-time inventory management policies, which also resulted in higher returns.

     Cost of sales as a percentage of revenues was 35.9% in 1997 compared with 34.9% in the prior year primarily reflecting increased author royalties and inventory write-offs.

     Operating and administrative expenses excluding VCH increased by 3.6% over the prior year. Expenses declined as a percentage of revenues to 54.1% in 1997 from 54.7%, as the rate of growth in expenses was contained at less than the revenue growth rate.

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

Liquidity and Capital Resources

     The Company's cash and cash equivalents balance was $127.4 million at the end of fiscal 1998, compared with $79.1 million at the end of the prior year. Cash provided by operating activities was $104.0 million in fiscal 1998, an increase of $40.1 million compared with the prior year.

     The Company's operating cash flow is strongly affected by the seasonality of its domestic college business and receipts from its journal subscriptions. Receipts from journal subscriptions occur primarily during November and December from companies commonly referred to as independent subscription agents. These companies facilitate the journal ordering process by consolidating the subscription orders/billings of each subscriber with various publishers. Monies are collected in advance from subscribers by the subscription agents and are remitted to the Company, generally prior to the commencement of the subscriptions. Although at fiscal year-end, the Company had minimal credit risk exposure to these agents, future calendar year subscription receipts from these agents are highly dependent on their financial position and liquidity. Subscription agents account for approximately 26% of total consolidated revenues and no one agent accounts for more than 6% of total consolidated revenues.

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

     To finance its short-term seasonal working capital requirements and its growth opportunities, the Company has adequate cash and cash equivalents available, as well as both domestic and foreign short-term lines of credit, as more fully described in the note to the consolidated financial statements entitled "Notes Payable and Debt."

     The capital expenditures of the Company consist primarily of investments in product development and property and equipment. Capital expenditures for fiscal 1999 are expected to increase approximately 25% over 1998, primarily representing increased investments in product development, including electronic media products, and computer equipment upgrades to support the higher volume of business to ensure efficient, quality-driven customer service. These investments will be funded primarily from internal cash generation or from the liquidation of cash equivalents.

Effects of Inflation and Cost Increases

     Although the impact of inflation is somewhat minimized, as the business does not require a high level of investment in property and equipment, the Company does experience continuing cost increases reflecting, in part, general inflationary factors. To mitigate the effects of cost increases, the Company has taken a number of initiatives including various steps to lower overall production and manufacturing costs including substitution of paper grades. In addition, selling prices have been selectively increased as competitive conditions permit. The Company anticipates that it will be able to continue this approach in the future. Paper prices continued to decline during fiscal 1998.

Year 2000 Issues

     The Company substantially completed the review of its systems and products to determine the extent and impact of the year 2000 issues, and has begun implementing the needed changes. Since many of the Company's systems are new and were designed to accommodate the year 2000 coding when originally installed, the year 2000 issues should not have a material adverse impact on the Company's operations. It is anticipated that any corrective measures required will be completed by mid-year of calendar 1999.

New Accounting Standards

     The Financial Accounting Standards Board issued the following Statements of Financial Accounting Standards ("SFAS"), which become effective for the Company's fiscal 1999 financial statements: SFAS No. 130, "Reporting Comprehensive Income," which requires disclosure of comprehensive income and its components, as defined; SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires certain financial and descriptive information about a company's reportable operating statements; and SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," which requires additional disclosures relating to a company's pension and postretirement benefit plans. In the opinion of the Company's management, the adoption of these new accounting standards may require additional disclosures but should not have a material effect on the consolidated financial statements of the Company.

"Safe Harbor" Statement under the
Private Securities Litigation Reform Act of 1995

     This report contains certain forward-looking statements concerning the Company's operations, performance, and financial condition. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those in any forward-looking statements. Any such forward-looking statements are based upon a number of assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change based on many important factors. Such factors include but are not limited to (i) the pace, acceptance, and level of investment in emerging new electronic technologies and products;
(ii) subscriber renewal rates for the Company's journals; (iii) the consolidation of the retail book trade market; (iv) the seasonal nature of the Company's educational business and the impact of the used book market; (v) worldwide economic and political conditions; and (vi) other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                         Results by Quarter (Unaudited)

John Wiley & Sons, Inc. and Subsidiaries

           Dollars in thousands except per share data

                               1998                 1997
---------------------- -------------------- -------------------
Revenues
   First quarter           $  112,086            $   99,217
   Second quarter             115,886               107,070
   Third quarter              124,350               118,105
   Fourth quarter             114,759               107,582
 ---------------------- -------------------- -------------------
   Fiscal year             $  467,081           $   431,974
 ---------------------- -------------------- -------------------
Operating Income
   First quarter           $  13,711            $   11,716
   Second quarter             10,326                 7,189
   Third quarter              31,806 (a)            11,913
   Fourth quarter              6,313                 3,979
 ---------------------- -------------------- -------------------
   Fiscal year             $  62,156 (a)        $   34,797
 ---------------------- -------------------- -------------------
Net Income
   First quarter           $   8,082            $    7,229
   Second quarter              5,639                 3,494
   Third quarter              18,638 (a)             6,731
   Fourth quarter              4,229                 2,886
 ---------------------- -------------------- -------------------
   Fiscal year             $  36,588 (a)        $   20,340
 ---------------------- -------------------- -------------------


Income Per Share         Diluted       Basic      Diluted       Basic
                        ---------   ----------   ---------   ----------
   First quarter        $   .49      $  .51       $  .44      $  .45
   Second quarter           .34         .36          .21         .22
   Third quarter           1.12 (a)    1.18 (a)      .41         .43
   Fourth quarter           .25         .27          .18         .18
   Fiscal year          $  2.22 (a)  $ 2.32 (a)   $ 1.24      $ 1.29
 ---------------------- ---------   ----------   ---------   ----------

(a) Includes unusual items amounting to a pretax gain of $16,893, or $9,713 after tax, equal to $0.59 per diluted share ($0.62 per basic share) relating to the gain on the sale of the domestic law publishing program, net of a write-down of certain intangible assets and other items.

        Quarterly Share Prices, Dividends and Related Stockholder Matters

         The Company's Class A and Class B shares are listed on the New York Stock Exchange under the symbols JWA and JWB, respectively. Dividends per share and the market price range by fiscal quarter for the past two fiscal years were as follows:
                  Class A Common Stock   Class B Common Stock
                 ---------------------- -----------------------
                          Market Price           Market Price
                  Divi-  --------------  Divi-  ---------------
                  dends   High    Low    dends   High     Low
                 ------- ------ ------- ------- -------  -------
1998
First quarter    $.1125  $34.50 $29.88  $.1000  $35.00  $30.00
Second quarter    .1125   44.38  31.50   .1000   44.25   31.63
Third quarter     .1125   57.00  44.06   .1000   56.38   44.50
Fourth quarter    .1125   56.00  49.31   .1000   56.00   49.06
---------------- ------- ------ ------- ------- ------- -------
1997
First quarter    $  .10  $35.13 $27.50  $.0875  $34.75  $28.75
Second quarter      .10   30.75  27.75   .0875   30.50   28.00
Third quarter       .10   32.25  27.50   .0875   32.00   27.50
Fourth quarter      .10   31.88  28.13   .0875   31.25   28.75
---------------- ------- ------ ------- ------- ------- -------

     As of April 30, 1998, the approximate number of holders of the Company's Class A and Class B Common Stock were 1,274 and 191, respectively, based on the holders of record and other information available to the Company.

     The Company's credit agreement contains certain restrictive covenants related to the payment of dividends and share repurchases. Under the most restrictive covenant, approximately $71 million was available for such restricted payments. Subject to the foregoing, the Board of Directors considers quarterly the payment of cash dividends based upon its review of earnings, the financial position of the Company, and other relevant factors.

                             Selected Financial Data


John Wiley & Sons, Inc. and Subsidiaries
Dollars  in  thousands  except per share data             For the years ended April 30
                                          -------------------------------------------------------------------------
                                                1998          1997           1996           1995           1994
----------------------------------------- ------------- -------------- -------------- -------------- --------------
Revenues                                     $467,081      $431,974       $362,704       $331,091       $294,289
Operating Income                               62,156 (a)    34,797         32,955         26,879         18,883
Net Income                                     36,588 (a)    20,340         24,680 (b))    18,311         12,117
Working Capital                                59,257        39,783         31,515         11,241         35,059
Total Assets                                  506,914       457,944        284,501        247,481        243,940
Long-Term Debt                                125,000       125,000             --             --         26,000
Shareholders' Equity                          160,751       128,983        117,982         98,832         82,330
----------------------------------------- ------------- -------------- -------------- -------------- --------------
Per Share Data

Income Per Share
     Diluted                                    2.22 (a)      1.24           1.49           1.12            .76
     Basic                                      2.32 (a)      1.29           1.55           1.16            .78

Cash Dividends

     Class A Common                              .45           .40            .35            .31            .275
     Class B Common                              .40           .35            .31            .275           .245
     Book Value-End of Year                    10.05          8.11           7.32           6.21           5.23
--------------------------------------------------

(a) Fiscal 1998 includes unusual items amounting to a pretax gain of $16,893, or $9,713 after tax, equal to $0.59 per diluted share ($0.62 per basic share) relating to the gain on the sale of the domestic law publishing program, net of a write-down of certain intangible assets and other items. Excluding the unusual items, operating income would have been $45,263 and net income would have been $26,875, or $1.63 per diluted share and $1.70 per basic share.

(b) Fiscal 1996 net income includes interest income after taxes of $2.6 million, or $0.16 per diluted and basic share, received on the favorable resolution of amended tax return claims.

                                                                     Schedule II

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED APRIL 30, 1998, 1997 AND 1996

                             (Dollars in Thousands)

                                                                    Additions
                                                          ------------------------------
                                             Balance at     Charged to                     Deductions     Balance at
               Description                   Beginning        Cost &           From           From          End of
                                             of Period       Expenses      Acquisitions     Reserves        Period
------------------------------------------- ------------- --------------- -------------- --------------- --------------
Year Ended April 30, 1998
      Allowance for sales returns(1)           $ 27,099     $   32,945      $              $  26,633       $   33,411
     Allowance for doubtful accounts           $  7,414     $    3,445      $              $   2,694(2)    $    8,165

Year Ended April 30, 1997
     Allowance for sales returns(1)            $ 20,786     $   26,396      $      357     $  20,440       $   27,099
     Allowance for doubtful accounts           $  6,049     $    2,591      $    1,548     $   2,774(2)    $    7,414

Year Ended April 30, 1996
     Allowance for sales returns(1)            $ 17,519     $   17,744                     $  14,477       $   20,786
     Allowance for doubtful accounts           $  5,114     $    5,499                     $   4,564(2)    $    6,049
------------------------------------------------


(1) Allowance for sales returns represents anticipated returns net of inventory and royalty costs.

(2)  Accounts written off, less recoveries.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    JOHN WILEY & SONS, INC.
                                               ---------------------------------
                                                          (Company)


                                        By:  /s/  William J. Pesce
                                             -----------------------------------
                                                  William J. Pesce
                                                  President and Chief Executive
                                                  Officer

                                        By:  /s/  Robert D. Wilder
                                             -----------------------------------
                                                  Robert D. Wilder
                                                  Executive Vice President and
                                                  Chief Financial & Support
                                                  Operations Officer

                                        By:  /s/  Peter W. Clifford
                                             -----------------------------------
                                                  Peter W. Clifford
                                                  Senior Vice President, Finance
                                                  Corporate Controller
                                                  & Chief Accounting Officer

Dated:  June 25, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons constituting directors of the Company on June 25, 1998.


/s/      Franklin E. Agnew                 /s/      Henry A. McKinnell, Jr.
----------------------------------         -------------------------------------
         Franklin E. Agnew                          Henry A. McKinnell, Jr.


/s/      Warren J. Baker                   /s/      William J. Pesce
----------------------------------         -------------------------------------
         Warren J. Baker                            William J. Pesce


/s/      H. Allen Fernald                  /s/      William R. Sutherland
----------------------------------         -------------------------------------
         H. Allen Fernald                           William R. Sutherland


/s/      Gary J. Fernandes                 /s/      Thomas M. Taylor
----------------------------------         -------------------------------------
         Gary J. Fernandes                          Thomas M. Taylor


/s/      Larry Franklin
----------------------------------         -------------------------------------
         Larry Franklin                             Leo J. Thomas


/s/      John S. Herrington                /s/      Bradford Wiley II
----------------------------------         -------------------------------------
         John S. Herrington                         Bradford Wiley II


                                           /s/      Deborah E. Wiley
----------------------------------         -------------------------------------
         Chester O. Macey                           Deborah E. Wiley


                                           /s/      Peter Booth Wiley
                                           -------------------------------------
                                                    Peter Booth Wiley