Form 10-Q
period 1998-07-31
WILEY JOHN & SONS INC
filed 1998-09-08
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended July 31, 1998      Commission File No. 1-11507

                                     OR


[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                          OF THE SECURITIES ACT OF 1934
                        For the transition period from to


                           JOHN WILEY & SONS, INC.
              (Exact name of Registrant as specified in its charter)


NEW YORK                                    13-5593032
-----------------------------               ----------------------------------
(State or other jurisdictionf              (I.R.S. Employer Identification No.)
incorporation or organization)

605 THIRD AVENUE, NEW YORK, NY              10158-0012
---------------------------------------     ----------------------------------
(Address of principal executive offices)    Zip Code

Registrant's telephone number, including area code      (212) 850-6000
                                                        ----------------------



                             NOT APPLICABLE
           ------------------------------------------------------------
               Former name, former address, and former fiscal year,
                          if changed since last report

Indicate by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding of each of the Registrant's classes of common stock as of July 31, 1998 were:

                     Class A, par value $1.00 - 12,914,109

                     Class B, par value $1.00 - 3,084,658


                This is the first page of a eleven page document

                             JOHN WILEY & SONS, INC.

                                      INDEX





PART I - FINANCIAL INFORMATION                                      PAGE NO.
                                                                    -------
Item 1.  Financial Statements.

   Condensed Consolidated Statements of Financial Position - Unaudited
   as of July 31, 1998 and 1997 and April 30, 1998......................... 3


   Condensed Consolidated Statements of Income - Unaudited
   for the Three Months ended July 31, 1998 and 1997....................... 4


   Condensed Consolidated Statements of Cash Flow - Unaudited
   for the Three Months ended July 31, 1998 and 1997....................... 5


   Notes to Unaudited Condensed Consolidated Financial Statements.......... 6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.... ......................... 8


PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.................................10


"Safe Harbor" Statement under the
     Private Securities Litigation Reform Act of 1995......................10


SIGNATURES................................ ................................11

EXHIBITS

27    Financial Data Schedule

                       JOHN WILEY & SONS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (In thousands)



                                              (UNAUDITED)
                                               July 31,               April 30,
                                         --------------------      -------------

Assets                                     1998          1997        1998
                                         ---------------------     -------------
Current Assets

     Cash  and cash equivalents     $      94,821      49,905       127,405
     Accounts receivable                   72,929      74,721        56,147
     Inventories                           43,835      49,355        44,912
     Deferred income tax benefits             477       7,146           456
     Prepaid expenses                       8,071       7,390         8,690

                                           -------    --------      --------
                Total Current Assets       220,133    188,517       237,610

Product Development Assets                  34,992     33,155        36,039
Property and Equipment                      33,491     32,346        34,310
Intangible Assets                          180,051    159,830       172,798
Deferred income tax benefits                15,597     16,898        15,593
Other Assets                                10,811     11,253        10,564

                                           -------   --------      --------
                Total Assets               495,075    441,999       506,914
                                          ========   ========      ========


Liabilities & Shareholders' Equity

Current Liabilities

     Notes pay. & curr portion of L/T debt  $   -          62          -
     Accounts and royalties payable          48,918    44,068        36,854
     Deferred subscription revenues          66,838    62,535        99,225
     Accrued income taxes                     8,709     6,186         1,174
     Other accrued liabilities               35,560    28,551        41,100

                                            -------   -------        -------
      Total Current Liabilities             160,025   141,402       178,353

Long-Term Debt                              125,000   125,000       125,000
Other Long-Term Liabilities                  27,074    24,708        26,663
Deferred Income Taxes                        16,073    15,238        16,147

Shareholders' Equity                        166,903   135,651       160,751

                                           -------   --------      --------
      Total Liab.& Shareholders' Equity     495,075   441,999       506,914
                                           =========  =========    ========



  The accompanying Notes are an integral part of the condensed consolidated financial statements.

                      JOHN WILEY & SONS, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                     (In thousands except per share information)



                                                    Three Months
                                                   Ended July 31,
                                       -------------------------------------
                                                1998                 1997
                                       ------------------       ------------

Revenues                                $         122,091            112,086

Costs and Expenses
     Cost of sales                                 42,367             38,150
     Operating and administrative expenses         60,374             58,161
     Amortization of intangibles                    2,284              2,064
                                             ------------         ----------
     Total Costs and Expenses                     105,025             98,375
                                             ------------         ----------


Operating Income                                   17,066             13,711

Interest Income and Other                           1,422                877
Interest Expense                                   (1,982)            (1,960)
                                             -------------        -----------

Interest Income (Expense) - Net                      (560)            (1,083)
                                             -------------        -----------

Income Before Taxes                                16,506             12,628
Provision For Income Taxes                          5,942              4,546

                                             -------------        -----------

Net Income                              $          10,564              8,082
                                             =============       ============


Net Income Per Share

     Diluted                            $            0.64               0.49
     Basic                              $            0.67               0.51


Cash Dividends Per Share
     Class A Common                     $          0.1275             0.1125
     Class B Common                     $          0.1125             0.1000
Average Shares
     Diluted                                       16,609             16,332
     Basic                                         15,809             15,743



    The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED
                                  (In thousands)



                                                       For The Three Months
                                                            Ended July 31,
                                                  ------------------------------

                                                    1998                 1997
                                                  ---------             --------
  Operating Activities
     Net income                                     10,564                8,082
     Non-cash items                                 18,786               11,385
     Net change in operating assets and liab.      (41,351)             (37,400)
                                                 ----------            ---------
     Cash Provided by Operating Activities         (12,001)             (17,933)
                                                 ----------            ---------

  Investing Activities

     Additions to product development assets        (5,919)              (7,327)
     Additions to property and equipment            (2,142)              (1,826)
     Acquisition of publishing assets               (8,396)                (447)
                                                 ----------            ---------
     Cash Used for Investing Activities            (16,457)              (9,600)
                                                 ----------            ---------

  Financing Activities

     Purchase of treasury shares                    (2,285)                (559)
     Net repayments of short-term debt                 -                   (104)
     Cash dividends                                 (1,988)              (1,751)
     Proceeds from exercise of stock options           419                  587
                                                 ----------           ----------
     Cash Provided by (Used for) Financing          (3,854)              (1,827)
     Activities                                  ----------           ----------

  Effects of Exchange Rate Changes on Cash            (272)                 149
                                                 ----------           ----------

Cash and Cash Equivalents

     Decrease for Period                           (32,584)             (29,211)
     Balance at Beginning of Period                127,405               79,116
                                                  ----------          ----------
     Balance at End of Period            $          94,821               49,905
                                                  ==========          ==========

Cash Paid During the Period for

     Interest                            $           1,960                2,497
     Income taxes                        $           5,192                1,587



     The accompanying Notes are an integral part of the condensed consolidated financial statements.

                   JOHN WILEY & SONS, INC., AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1998

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of July 31, 1998 and 1997, and April 30, 1998, and results of operations and cash flows for the periods ended July 31, 1998 and 1997. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 1998.

2. The results for the three months ended July 31, 1998 are not necessarily indicative of the results to be expected for the full year.

3. A reconciliation of the shares used in the computation of income per share follows:




                                                               Three Months
                                                               Ended July 31
                                                             ------------------
                                                                1998      1997
                                                             -------    --------
                                                               (thousands)

     Weighted average shares outstanding                      15,999     15,933
     Less:  Unearned deferred compensation shares               (190)      (190)
                                                              -------    ------
     Shares used for basic income per share                   15,809     15,743
     Dilutive effect of stock options and other stock awards     800        589
                                                              -------    ------
     Shares used for diluted income per share                 16,609     16,332
                                                              =======    ======


4. Inventories were as follows:


                                                    July 31,         April 30,
                                           ---------------------  -------------
                                          1998           1997         1998
                                          --------      --------  -------------
                                                           (thousands)

     Finished goods                      $  35,748   $   38,507       $  38,039

     Work-in-process                         6,236        8,180           6,864
     Paper, cloth and other                  4,026        4,560           2,084
                                          --------     --------         -------
                                            46,010       51,247          46,987

     LIFO reserve                          (2,175)       (1,892)         (2,075)
                                          ---------    --------         -------

     Total inventories                   $  43,835       49,355       $  44,912
                                          =========    ========         =======

5. In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive income", which requires disclosure of comprehensive income and its components, as defined. Comprehensive income was as follows:



                                                              Three Months
                                                             Ended July 31,
                                                    ---------------------------
                                                     1998                1997
                                                    ---------         ---------
                                                            (thousands)

       Net Income                                  $  10,564        $   8,082

       Other Comprehensive Income (Loss) -
         Foreign Currency Translation Adjustments     (1,330)             270
                                                   ----------        --------

       Comprehensive Income                        $   9,234        $   8,352
                                                   ==========        ========


                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JULY 31, 1998


FINANCIAL CONDITION

     During this seasonal period of cash usage, operating activities used $12.0 million of cash, or $5.9 million less than the prior year's comparable quarter. The decrease was primarily due to higher cash income. The use of cash during this period is consistent with the seasonality of the journal subscription and the educational sector's receipts cycle that occur, for the most part, later in the fiscal year.

     Investing activities used $16.5 million during the current quarter, or $6.9 million more than the comparable prior year's quarter, as the Company continued to expand its core publishing programs through acquisitions including the German based Huthig Publishing Group's scientific journals and book program.

     Financing activities primarily reflect the purchase of treasury shares and dividend payments during the quarter.

RESULTS OF OPERATIONS
FIRST QUARTER ENDED JULY 31, 1998

     Revenues for the first quarter advanced 9% to $122.1 million compared with $112.1 million in the prior year. Operating income for the current quarter increased 24% to $17.1 million, compared with $13.7 million in the prior year. Net income advanced 31% to $10.6 million.

     The improvement in operating results was led by the domestic college division, which continued to report strong market share gains. The scientific, technical and medical and the professional and trade publishing programs also contributed to the increase in revenues. International operations, with the exception of Asia, experienced solid revenue growth. The Company's Asian markets are still feeling the effects of the economic downturn in that region.

     Cost of sales as a percentage of revenues increased from 33.9% in the prior year to 34.7% due to higher inventory obsolescence provisions. Operating expenses as a percentage of revenues declined to 49.5% in the current quarter compared with 51.9% in the prior year's first quarter, as the rate of expense growth was contained to 4%.

     Interest income increased $.5 million due to higher cash balances. The effective tax rate of 36% was the same for both years.

NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative
     Instruments and Hedging Activities", which specifies the accounting and disclosure requirements for such instruments, and is effective for the Company's fiscal year beginning on May 1, 2000. In the opinion of the Company's management, it is anticipated that the adoption of this new accounting standard will not have a material effect on the consolidated financial statements of the Company.

YEAR 2000 ISSUES

     The  Company  has  essentially  completed  the  review of its  systems  and products to determine the extent and impact of the year 2000 issues, and has begun implementing the needed changes. Many of the Company's systems are new and were designed to accommodate the year 2000 issue when originally installed. The Company currently anticipates completing corrective measures to its systems and products by mid-year of calendar 1999. The total cost to remedy the situation is currently estimated to be approximately $2 million, of which $.6 million has been expended to date.

     The Company is in the process of communicating with its customers and suppliers in an effort to assess how they intend to resolve their year 2000 issues. The Company at this time is not able to form an opinion as to whether its customers or suppliers will be able to resolve their year 2000 issues in a satisfactory and timely manner, or the magnitude of the adverse impact it would have on the Company's operations, if they fail to do so.

EURO CONVERSION ISSUES

     Effective January 1, 1999, eleven member countries of the European union are scheduled to establish fixed conversion rates between their existing legal currencies and the Euro, and to adopt the Euro as their common legal currency.

     The Company is in the process of assessing the impact that the conversion to the Euro will have on its operations and the modifications that will be required to its systems. Although it is still in the early stages of assessment, the Company believes that the Euro conversion should not have a material effect on its operations.

     The anticipated costs and timing of resolving the year 2000 and Euro issues are based on numerous assumptions and estimates relating to future events including the continued availability and cost of the personnel required to modify the systems, the timely resolution of the third party customer and supplier interface issues, and other similar uncertainties. The Company is in the process of developing contingency plans in the event remediation measures will not be completed on a timely basis.

PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------
           (a)      Exhibits
                    ------
                    27 - Financial Data Schedule


           (b)      Reports on Form 8-K
                    ----------------
                    No reports on Form 8-K were filed during the quarter ended July 31, 1998.

"Safe Harbor" Statement under the
Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements concerning the Company's operations, performance and financial condition. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those in any forward-looking statements. Any such forward-looking statements are based upon a number of assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change based on many important factors. Such factors include, but are not limited to: (i) the pace, acceptance, and level of investment in emerging new electronic technologies and products; (ii) subscriber renewal rates for the Company's journals; (iii) the consolidation of the retail book trade market; (iv) the seasonal nature of the Company's educational business and the impact of the used book market; (v) the ability of the Company and its customers and suppliers to satisfactorily resolve the year 2000 and Euro issues in a timely manner; (vi) worldwide economic and political conditions; and
(vii) other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           JOHN WILEY & SONS, INC.
                                           Registrant


                                           By       /s/William J. Pesce
                                                    --------------
                                                    William J. Pesce
                                                    President and
                                                    Chief Executive Officer




                                           By       /s/Robert D. Wilder
                                                    --------------
                                                    Robert D. Wilder
                                                    Executive Vice President and
                                                    Chief Financial Officer





Dated:  September 4th, 1998