Form 10-Q
period 1998-10-31
WILEY JOHN & SONS INC
filed 1998-12-08
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended October 31, 1998     Commission File No. 1-11507

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

Indicate by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding of each of the Registrant's classes of common stock as of October 31, 1998 were:

                      Class A, par value $1.00 - 25,558,683
                      Class B, par value $1.00 - 6,124,116

                This is the first page of a twelve page document

                             JOHN WILEY & SONS, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                          PAGE NO.

Item 1. Financial Statements.

        Condensed Consolidated Statements of Financial Position - Unaudited
         as of October 31, 1998 and 1997 and April 30, 1998................... 3

        Condensed Consolidated Statements of Income - Unaudited
         for the Three and Six Months ended October 31, 1998 and 1997......... 4

        Condensed Consolidated Statements of Cash Flow - Unaudited
         for the Three and Six Months ended October 31, 1998 and 1997......... 5

        Notes to Unaudited Condensed Consolidated Financial Statements........ 6

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................. 8

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.................. 10

Item 6. Exhibits and Reports on Form 8-K..................................... 10

"Safe Harbor" Statement under the
     Private Securities Litigation Reform Act of 1995........................ 11

SIGNATURES .................................................................. 12

EXHIBITS

27      Financial Data Schedule

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)

                                                       (UNAUDITED)
                                                 October 31,       April 30,
                                             -------------------------------
Assets ...................................       1998       1997       1998
                                              --------   --------   --------
Current Assets

  Cash  and cash equivalents .............   $ 71,867     38,500    127,405
  Accounts receivable ....................     68,919     66,545     56,147
  Inventories ............................     44,923     51,295     44,912
  Deferred income tax benefits ...........        443      7,139        456
  Prepaid expenses .......................      6,528      6,080      8,690

                                             --------   --------   --------
   Total Current Assets ..................    192,680    169,559    237,610

Product Development Assets ...............     36,028     35,059     36,039
Property and Equipment ...................     34,073     33,511     34,310
Intangible Assets ........................    178,966    158,676    172,798
Deferred Income Tax Benefits .............     15,570     17,081     15,593
Other Assets .............................     11,618     11,236     10,564
                                             ========   ========   ========
  Total Assets ...........................   $468,935    425,122    506,914
                                             ========   ========   ========

Liabilities & Shareholders' Equity

Current Liabilities

  Notes payable and current portion
      of long-term debt ..................   $   --          163       --
  Accounts and royalties payable .........     53,775     48,896     36,854
  Deferred subscription revenues .........     34,091     29,633     99,225
  Accrued income taxes ...................      5,848      6,662      1,174
  Other accrued liabilities ..............     40,603     33,536     41,100
                                             --------   --------   --------
  Total Current Liabilities ..............    134,317    118,890    178,353

Long-Term Debt ...........................    125,000    125,000    125,000
Other Long-Term Liabilities ..............     28,353     26,169     26,663
Deferred Income Taxes ....................     16,276     15,199     16,147

Shareholders' Equity .....................    164,989    139,864    160,751
                                             ========   ========   ========
  Total Liabilities & Shareholders' Equity   $468,935    425,122    506,914
                                             ========   ========   ========

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                     JOHN WILEY & SONS, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                   (In thousands except per share information)



                                    Three Months               Six Months
                                   Ended October 31,         Ended October 31,
                                ------------------------------------------------
                                   1998         1997         1998         1997
                                ---------    ---------    ---------    ---------

Revenues ...................... $ 123,640      115,886    $ 245,731      227,972

Costs and Expenses
  Cost of sales ...............    42,203       39,776       84,570       77,926
  Operating and administrative
      expenses ................    63,798       63,570      124,172      121,731
  Amortization of intangibles .     2,333        2,214        4,617        4,278
                                ---------    ---------    ---------   ---------
  Total Costs and Expenses ....   108,334      105,560      213,359     203,935
                                ---------    ---------    ---------   ---------


Operating Income ..............    15,306       10,326       32,372      24,037

Interest Income and Other .....     1,156          474        2,578       1,351
Interest Expense ..............    (1,969)      (1,989)      (3,951)     (3,949)
                                ---------    ---------    ---------   ---------

Interest Income (Expense) - Net      (813)      (1,515)      (1,373)     (2,598)
                                ---------    ---------    ---------   ---------

Income Before Taxes ...........    14,493        8,811       30,999      21,439
Provision For Income Taxes ....     5,218        3,172       11,160       7,718
                                ---------    ---------    ---------   ---------

Net Income .................... $   9,275        5,639    $  19,839      13,721
                                =========    =========    =========   =========

Net Income Per Share
  Diluted ..................... $    0.28         0.17    $    0.60        0.42
  Basic ....................... $    0.29         0.18    $    0.63        0.44

Cash Dividends Per Share
  Class A Common .............. $ 0.06375      0.05625    $ 0.12750     0.11250
  Class B Common .............. $ 0.05625      0.05000    $ 0.11250     0.10000

Average Shares
  Diluted .....................    33,193       32,853       33,215      32,697
  Basic .......................    31,515       31,546       31,578      31,503


The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED
                                 (In thousands)

                                                      For The Six Months
                                                      Ended October 31,
                                                   ----------------------
                                                      1998         1997
                                                   ---------    ---------

Operating Activities
  Net income ...................................   $  19,839       13,721
  Non-cash items ...............................      37,700       28,748
  Net change in operating assets and liabilities     (69,044)     (56,652)
                                                   ---------    ---------
  Cash Used In Operating Activities ............     (11,505)     (14,183)
                                                   ---------    ---------
Investing Activities

  Additions to product development assets ......     (14,222)     (15,512)
  Additions to property and equipment ..........      (4,203)      (5,236)
  Acquisition of publishing assets .............      (8,412)      (1,295)
                                                   ---------    ---------
  Cash Used in Investing Activities ............     (26,837)     (22,043)
                                                   ---------    ---------
Financing Activities

  Purchase of treasury shares ..................     (12,989)      (1,888)
  Net borrowings of short-term debt ............        --              9
  Cash dividends ...............................      (3,966)      (3,504)
  Proceeds from exercise of stock options ......         710        1,043
                                                   ---------    ---------
  Cash Used for Financing Activities ...........     (16,245)      (4,340)
                                                   ---------    ---------

Effects of Exchange Rate Changes on Cash .......        (951)         (50)
                                                   ---------    ---------
Cash and Cash Equivalents

  Decrease for Period ..........................     (55,538)     (40,616)
  Balance at Beginning of Period ...............     127,405       79,116
                                                   =========    =========
  Balance at End of Period .....................   $  71,867       38,500
                                                   =========    =========
Cash Paid During the Period for

  Interest .....................................   $   3,920        3,902
  Income taxes .................................   $   6,425        4,066


The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1998

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of October 31, 1998 and 1997, and April 30, 1998, and results of operations and cash flows for the periods ended October 31, 1998 and 1997. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 1998.

2. The results for the three and six months ended October 31, 1998 are not necessarily indicative of the results to be expected for the full year.

3. Share data has been restated to reflect the 2-for-1 stock split in October 1998. A reconciliation of the shares used in the computation of income per share follows:

                                           Three Months          Six Months
                                          Ended October 31,   Ended October 31,
                                          -----------------   -----------------
                                            1998     1997        1998      1997
                                          -------  -------      -------  -------
                                                        (thousands)
Weighted average shares outstanding
                                           31,911   31,938     31,966   31,894
Less:  Unearned deferred compensation
      shares .............................   (396)    (392)      (388)    (391)
                                          -------  -------    -------  -------
Shares used for basic income per share     31,515   31,546     31,578   31,503

Dilutive effect of stock options and
      other stock awards .................  1,678    1,307      1,637    1,194
                                          -------  -------    -------  -------
Shares used for diluted income per
      share .............................. 33,193   32,853     33,215   32,697
                                          -------  -------    -------  -------

4. Inventories were as follows:
                                                October 31,            April 30,
                                         ---------------------------------------
                                            1998          1997            1998
                                        ---------      ---------       ---------
                                                       (thousands)

Finished goods ....................      $ 36,235       $ 39,639       $ 38,039
Work-in-process ...................         5,940          8,775          6,864
Paper, cloth and other ............         5,023          4,872          2,084
                                         --------       --------       --------
                                           47,198         53,286         46,987
LIFO reserve ......................        (2,275)        (1,991)        (2,075)
                                         --------       --------       --------
Total inventories .................        44,923         51,295       $ 44,912
                                         --------       --------       --------

5. In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires disclosure of comprehensive income and its components, as defined. Comprehensive income was as follows:

                                           Three Months           Six Months
                                        Ended October 31,     Ended October 31,
                                      ------------------------------------------
                                         1998      1997       1998        1997
                                      ---------  ---------  ---------   --------
                                                     (thousands)

Net Income ........................   $  9,275   $  5,639   $ 19,839    $ 13,721
Other Comprehensive Income (Loss) -
     Foreign Currency Translation
     Adjustments ..................        169        162     (1,161)        432
                                      --------   --------   --------    --------

Comprehensive Income ..............   $  9,444   $  5,801   $ 18,678    $ 14,153
                                      --------   --------   --------    --------

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                OCTOBER 31, 1998

FINANCIAL CONDITION

During this seasonal period of cash usage, operating activities used $11.5 million of cash, or $2.7 million less than the prior year's comparable period, primarily due to the higher income. The use of cash during this period is consistent with the seasonality of the journal subscription business and the educational sector's receipts cycles which occur, for the most part, in the second half of the fiscal year.

Investing activities used $26.8 million during the first six months of the year, or $4.8 million more than the comparable prior year period, primarily due to acquisition activity.

Financing activities primarily reflect dividend payments and purchase of treasury shares during the period.

RESULTS OF OPERATIONS
SECOND QUARTER ENDED OCTOBER 31, 1998

Revenues for the second quarter advanced 7% to $123.6 million compared with $115.9 million in the prior year. Operating income for the current quarter increased 48% to $15.3 million compared with $10.3 million in the prior year. Net income increased 64% to $9.3 million from $5.6 million in the prior year.

The improvement in operating results for the quarter was led by professional and trade publishing due to strong frontlist and backlist sales. The college and scientific, medical and technical publishing programs also contributed to the revenue growth. International operations, including Wiley-VCH, registered strong revenue gains, despite being adversely affected somewhat by the continuing weakness in the Asian economies and the weakened Canadian and Australian currencies.

Cost of sales as a percentage of revenues decreased from 34.3% in the prior year to 34.1%. Operating expenses as a percentage of revenues were 51.6% in the current quarter compared with 54.9% in the prior year's second quarter. The improvement is a result of cost containment measures.

Interest income increased $.7 million compared with the prior year due to higher cash balances. The effective tax rate of 36% in the current quarter was the same as the prior year.

RESULTS OF OPERATIONS
SIX MONTHS ENDED OCTOBER 31, 1998

Revenues for the first six months of fiscal 1999 were $245.7 million, or 8% ahead of the $228.0 million in the comparable prior year period. Operating income of $32.4 million increased 35% over the prior year period. Net income of $19.8 million for the current year increased 45% over the prior year.

Results for the first half of the year reflect improvement in all of the Company's core publishing programs - college, professional and trade, and scientific, technical and medical. The college and professional and trade programs registered strong double-digit revenue growth. The scientific, technical and medical programs also contributed to the first-half revenue growth. International operations, including Wiley-VCH, were strong with the exception of Asia, which is still feeling the effects of the economic downturn in that region.

For the year-to-date, costs of sales as a percentage of revenues was 34.4% compared with 34.2% in the prior year. Operating expenses as a percent of revenues declined from 53.4% to 50.5% due to cost containment measures.

Interest income increased by $1.2 million due to higher cash balances in the current year. The effective tax rate of 36% was the same for both periods.

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

YEAR 2000 ISSUES

     The  Company  has  essentially  completed  the  review of its  systems  and products to determine the extent and impact of the year 2000 issues, and has begun implementing the needed changes. Many of the Company's systems are new and were designed to accommodate the year 2000 issue when originally installed. The Company currently anticipates completing corrective measures to its systems and products by mid-year of calendar 1999. The total cost to remedy the situation is currently estimated to be approximately $2 million, of which $1.4 million has been expended to date.

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

     * * * * *

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters To a Vote of Security Holders The following matters were voted upon at the annual meeting of shareholders of the Company on September 17, 1998.

          Election of Directors
          Ten directors as indicated in the Proxy Statement were elected to the Board, three of whom were elected by the holders of Class A Common Stock, and seven by the holders of Class B Common Stock.

          Ratification of Amendment to the Company's Restated Certificate of Incorporation

          The amendment increased the total number of shares of all classes of capital stock which the Company shall have authority to issue 128,000,000 shares, consisting of 2,000,000 in shares of Preferred Stock, 90,000,000 shares of Class A Common Stock, and 36,000,000 shares of Class B Common Stock.

          The amendment was ratified as follows:

          Votes For                   6,440,652
          Votes Against               1,063,618
          Abstentions                    10,216

          Ratification of Appointment of Arthur Andersen LLP, as Independent Public Accountants for the Fiscal Year Ending April 30, 1999

          The appointment was ratified as follows:

          Votes For                   7,509,468
          Votes Against                   3,060
          Abstentions                     1,956

Item 6.   Exhibits and Reports on Form 8-K

          (a)      Exhibits
                   3(i)  - Certificate of Amendment of the Certificate of
                           Incorporation Dated as of September 1998
                   3(ii) - By-Laws as Amended and Restated Dated as of September 1998 27 - Financial Data Schedule

          (b)      Reports on Form 8-K
                   No reports on Form 8-K were filed during the quarter ended October 31, 1998

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


                                        JOHN WILEY & SONS, INC.
                                        Registrant

                                         By       /s/William J. Pesce
                                                  -------------------
                                                  William J. Pesce
                                                  President and
                                                  Chief Executive Officer

                                         By       /s/Robert D. Wilder
                                                  -------------------
                                                  Robert D. Wilder
                                                  Executive Vice President and
                                                  Chief Financial Officer

Dated:  December 4, 1998