Form 10-Q
period 1999-01-31
WILEY JOHN & SONS INC
filed 1999-03-12
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended January 31, 1999    Commission File No. 1-11507

                                       OR

[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                          OF THE SECURITIES ACT OF 1934
                        For the transition period from to

                             JOHN WILEY & SONS, INC.
             (Exact name of Registrant as specified in its charter)

NEW YORK                                     13-5593032
-----------------------                      ----------------------------------
(State or other jurisdiction of              I.R.S. Employer Identification No.)
incorporation or organization)

605 THIRD AVENUE, NEW YORK, NY               10158-0012
---------------------------------------      ----------------------------------
(Address of principal executive offices)     Zip Code

Registrant's telephone number,               (212) 850-6000
including area code                          ----------------------------------

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

The number of shares outstanding of each of the Registrant's classes of common stock as of January 31, 1999 were:
                        Class A, par value $1.00       -    25,379,412
                        Class B, par value $1.00       -     6,101,068

            This is the first page of a twelve page document

                             JOHN WILEY & SONS, INC.

                                      INDEX





PART I - FINANCIAL INFORMATION                                        PAGE NO.

Item 1. Financial Statements.

        Condensed Consolidated Statements of Financial Position - Unaudited
         as of January 31, 1999 and 1998 and April 30, 1998................. 3

        Condensed Consolidated Statements of Income - Unaudited
         for the Three and Nine Months ended January 31, 1999 and 1998...... 4

        Condensed Consolidated Statements of Cash Flow - Unaudited
         for the Three and Nine Months ended January 31, 1999 and 1998...... 5

        Notes to Unaudited Condensed Consolidated Financial Statements...... 6

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................ 8

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K....................................11

"Safe Harbor" Statement under the
     Private Securities Litigation Reform Act of 1995.......................11

SIGNATURES..................................................................12

EXHIBITS

27         Financial Data Schedule

                        JOHN WILEY & SONS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                  (In thousands)

                                                   (UNAUDITED)
                                            January 31,           April 30,
                                         -----------------------------------
Assets                                    1999       1998           1998
                                         -------------------      ----------
Current Assets

     Cash  and cash equivalents..........$  182,700    141,227        127,405
     Accounts receivable.................    80,129     79,563         56,147
     Inventories.........................    41,306     46,755         44,912
     Deferred income tax benefits........       446      7,130            456
     Prepaid expenses....................     6,254      6,297          8,690

                                          ---------   ---------     ---------
             Total Current Assets........   310,835    280,972        237,610

Product Development Assets...............    36,938     37,108         36,039
Property and Equipment...................    33,792     32,759         34,310
Intangible Assets........................   177,531    177,516        172,798
Deferred Income Tax Benefits.............    14,180     16,077         15,593
Other Assets.............................    11,296     10,733         10,564

                                          ---------  ----------     ---------
 Total Assets............................$  584,572    555,165        506,914
                                          =========  ==========     =========


Liabilities & Shareholders' Equity

Current Liabilities

     Notes payable.......................$     -           751           -
     Accounts and royalties payable......    60,048     58,891         36,854
     Deferred subscription revenues......   139,327    124,454         99,225
     Accrued income taxes................     4,369     10,501          1,174
     Other accrued liabilities...........    44,101     36,938         41,100

                                          ---------   ---------      --------
 Total Current Liabilities...............   247,845    231,535        178,353

Long-Term Debt...........................   125,000    125,000        125,000
Other Long-Term Liabilities..............    28,843     26,337         26,663
Deferred Income Taxes....................    16,770     15,391         16,147

Shareholders' Equity.....................   166,114    156,902        160,751

                                          ---------   --------        --------
 Total Liabilities & Shareholders' Equity $ 584,572    555,165        506,914
                                          =========   ========        ========



The   accompanying   Notes  are  an  integral   part  of  the  condensed
consolidated financial statements.

                  JOHN WILEY & SONS, INC AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                 (In thousands except per share information)



                                        Three Months             Nine Months
                                      Ended January 31,       Ended January 31,
                                     -------------------    -------------------
                                       1999       1998        1999       1998
                                     --------   --------    --------   --------

Revenues...........................$  137,976    124,350    $ 383,707   352,322

Costs and Expenses
     Cost of sales.................   48,592      45,304      133,162   123,230
     Operating and administrative
         expenses..................   65,671      63,055      189,843   184,786
     Amortization of intangibles...    2,431       5,477        7,048     9,755
                                     --------   --------     --------  --------
     Total Costs and Expenses......  116,694     113,836      330,053   317,771
                                     --------   --------     --------  --------

Gain on Sale of  Publishing Assets       -        21,292         -       21,292

Operating Income...................   21,282      31,806       53,654    55,843

Interest Income and Other..........    1,260         895        3,838     2,246
Interest Expense...................   (1,671)     (1,887)      (5,622)   (5,836)
                                     --------   ---------     --------  -------

Interest Income (Expense) - Net         (411)       (992)      (1,784)   (3,590)
                                     --------   ---------     --------  -------

Income Before Taxes................   20,871      30,814       51,870    52,253
Provision For Income Taxes.........    7,513      12,176       18,673    19,894

                                     --------   ---------     --------  -------

Net Income........................ $  13,358      18,638    $  33,197    32,359
                                     ========   =========     ========  =======


Income Per Share

     Diluted.......................$    0.40        0.56    $    1.00      0.98
     Basic.........................$    0.43        0.59    $    1.05      1.03


Cash Dividends Per Share
     Class A Common................$ 0.06375     0.05625    $ 0.19125   0.16875
     Class B Common................$ 0.05625     0.05000    $ 0.16875   0.15000
Average Shares
     Diluted.......................   33,025      33,206       33,246    32,864
     Basic.........................   31,095      31,577       31,512    31,525


    The accompanying Notes are an integral part of the condensed consolidated financial statements.

                           JOHN WILEY & SONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED

                                                        For The Nine Months
                                                         Ended January 31,
                                                     --------------------------
                                                       1999            1998
                                                     ---------      ---------


  Operating Activities
     Net income....................................  $  33,197        32,359
     Non-cash items................................     54,102        25,440
     Net change in operating assets and liabilities     38,063        44,197
                                                      --------       -------
     Cash Provided by Operating Activities             125,362       101,996
                                                      --------       -------

  Investing Activities

     Additions to product development assets.......   (22,719)       (22,473)
     Additions to property and equipment...........    (6,671)        (8,122)
     Acquisition of publishing assets..............   (10,437)       (30,438)
     Proceeds from sale of publishing assets.......      -            26,500
                                                      --------       --------
     Cash Used for Investing Activities               (39,827)       (34,533)
                                                      --------       --------

  Financing Activities

     Purchase of treasury shares...................   (25,055)        (1,942)
     Net borrowings of short-term debt.............      -               632
     Cash dividends................................    (5,919)        (5,259)
     Proceeds from exercise of stock options.......     1,191          1,742
                                                      --------        -------
     Cash Used for Financing Activities............   (29,783)        (4,827)
                                                      --------        -------

  Effects of Exchange Rate Changes on Cash               (456)          (525)
                                                      --------        -------

Cash and Cash Equivalents

     Increase for Period...........................    55,296          62,111
     Balance at Beginning of Period................   127,404          79,116
                                                      -------         -------
     Balance at End of Period...................... $ 182,700         141,227
                                                      =======         =======

Cash Paid During the Period for

     Interest.......................................$   5,895          6,008
     Income taxes...................................$  13,264          6,286


 The accompanying Notes are an integral part of the condensed consolidated financial statements.

                      JOHN WILEY & SONS, INC., AND SUBSIDIARIES
                                NOTES TO UNAUDITED
                     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JANUARY 31, 1999

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of January 31, 1999 and 1998, and April 30, 1998, and results of operations and cash flows for the periods ended January 31, 1999 and 1998. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 1998.

2. The results for the three and nine months ended January 31, 1999 are not necessarily indicative of the results to be expected for the full year.

3. Income for the third quarter and nine months of the prior fiscal year includes unusual items amounting to a pretax gain of $16.9 million, or $9.7 million after taxes, equal to $0.29 per diluted share ($0.31 per basic share) relating to the gain on the sale of the domestic law publishing program, net of a write-down of certain intangible assets and other items. Excluding the unusual gain, fiscal 1998 third quarter operating income would have been $14.9 million and net income would have been $8.9 million, or $0.27 per diluted share ($0.28 per basic share); fiscal 1998 nine month operating income would have been $39.0 million and net income would have been $22.6 million, or $0.69 per diluted share ($0.72 per basic share).

4. Share data has been restated to reflect the 2-for-1 stock split in October 1998. A reconciliation of the shares used in the computation of income per share follows:



                                           Three Months         Nine Months
                                         Ended January 31,   Ended January 31,
                                         -----------------   -----------------
                                          1999      1998      1999      1998
                                         -------  --------   -------   -------
                                                      (thousands)

 Weighted average shares outstanding     31,497   31,972     31,905    31,914

 Less:  Unearned deferred compensation
        shares.........................    (402)    (395)      (393)     (389)
                                        -------  -------    -------    ------

 Shares used for basic income per share  31,095   31,577     31,512    31,525

 Dilutive effect of stock options and
         other stock awards...........    1,930    1,629      1,734     1,339
                                        -------- -------     ------    ------
 Shares used for diluted income
         per share...................    33,025   33,206     33,246    32,864
                                        -------- -------    -------    ------



5. Inventories were as follows:

                                               January 31,         April 30,
                                           ----------------------------------
                                             1999         1998        1998
                                           --------    --------       -------

                                                          (thousands)

     Finished goods....................    $  34,317   $   37,070   $  38,039
     Work-in-process...................        5,621        7,019       6,864
     Paper, cloth and other............        3,743        5,056       2,084
                                           ---------   ----------   ---------
                                              43,681       49,145      46,987
     LIFO reserve......................       (2,375)      (2,390)     (2,075)
                                           ---------   ----------   ---------
     Total inventories.................    $  41,306   $   46,755      44,912
                                           ---------   ----------   ---------



6. In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires disclosure of comprehensive income and its components, as defined. Comprehensive income was as follows:


                                           Three Months            Nine Months
                                         Ended January 31,    Ended January 31,
                                        ------------------    -----------------
                                          1999       1998      1999       1998
                                        --------  --------    -------  --------
                                                        (thousands)

 Net Income                          $   13,358   $ 18,638  $  33,197  $ 32,359
 Other Comprehensive Income (Loss) -
       Foreign Currency Translation
       Adjustments                           62     (1,396)    (1,099)     (964)
                                         -------    -------   --------  -------
 Comprehensive Income                 $  13,420  $  17,242  $  32,098 $  31,395
                                         -------    -------   --------  -------


                           JOHN WILEY & SONS, INC., AND SUBSIDIARIES
                             MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                      JANUARY 31, 1999



FINANCIAL CONDITION

     Operating activities for the first nine months of fiscal 1999 provided $125.4 million of cash compared with $102.0 million in the prior year. The generation of cash during this period is consistent with the seasonality of the journal receipts cycle which occurs, for the most part, in the third quarter of the fiscal year. The increase over the prior year was primarily due to higher journal receipts, lower inventory levels and higher net income excluding the unusual gain in the prior year as disclosed in Note 3 to the Condensed Financial Statements.

     Investing activities used $39.8 million during the current period, or $5.3 million more than the comparable prior year's period, primarily as a result of the proceeds from the sale of the domestic law publishing program in the prior year.

     Financing activities in the current year primarily reflect dividend payments and purchases of treasury shares during the period.


RESULTS OF OPERATIONS
THIRD QUARTER ENDED JANUARY 31, 1999

     Net income for the third quarter of fiscal 1999, advanced 50% to $13.4 million, or $0.40 per diluted share, compared with $8.9 million, or $0.27 per diluted share, in the prior year's third quarter, excluding the unusual gain in the prior year as noted below.

     Income for the third quarter and first nine months of the prior fiscal year included unusual items amounting to a pretax gain of $16.9 million, or $9.7 million after taxes, equal to $0.29 per diluted share, relating to the gain on the sale of Wiley's domestic law publishing program, net of a writedown of certain intangible assets and other items.

     Revenues for the quarter increased 11% to $138.0 million from $124.4 million in the prior year's third quarter.

     Revenue and operating income gains reflected improvement in all of the Company's core publishing programs - professional and trade; scientific, technical and medical; and college. Revenue growth continued to outpace the overalll growth of our markets. Revenue and operating income were adversely effected somewhat during the quarter by the strong U.S. dollar in some of our overseas markets.

     Cost of sales as a percentage of revenues decreased from 36.4% in the prior year to 35.2%. Operating expenses as a percentage of revenues were 47.6% in the current quarter compared with 50.7% in the prior year's third quarter. The improvement is a result of cost containment measures.

     Interest income increased $.4 million compared with the prior year due to higher cash balances. The effective tax rate was 36.0% in the current quarter compared with 39.5% in the prior year. The decrease was attributable to higher state and local income taxes on the unusual gain in the prior year.

RESULTS OF OPERATIONS
NINE MONTHS ENDED JANUARY 31, 1999

     Excluding the unusual gain in the prior year, operating income increased 38% and net income increased 47% over the prior year. Revenues for the first nine months of fiscal 1999 of $383.7 million, were up 9% over the comparable prior year period.

     Results for the nine months also reflect improvement in all of the company's core publishing programs - professional and trade; scientific, technical and medical; and college. Professional and trade and college publishing registered double-digit revenue growth for the first nine months of the year. Revenues for the year-to-date were adversely affected somewhat by the lingering effects of the economic downturn in Asia, which appears to be stabilizing, as well as the strong U.S. dollar in some of our overseas markets.

     For the year-to-date, costs of sales as a percentage of revenues decreased from 35.0% to 34.7%. Operating expenses declined from 52.4% to 49.5% due to cost containment measures. Operating margins continue to run well ahead of the prior year.

     Interest income increased $1.6 million due to higher cash balances. The effective tax rate was 36% in the current year, or 2% lower than the prior year due to higher state and local income taxes on the unusual gain in the prior year.


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


YEAR 2000 ISSUES

     The Company has essentially completed the review of its systems and products to determine the extent and impact of the year 2000 issues. Many of the systems are new and were designed to accommodate the year 2000 issue when originally installed. The Company is well along in the process of implementing the needed changes, and systems testing has begun. The Company currently anticipates substantially completing corrective measures to its systems and products by mid-year of calendar 1999. The total cost to remedy the situation is currently estimated to be approximately $2.5 million, of which $1.7 million has been expended to date.

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

EURO CONVERSION ISSUES

     Effective January 1, 1999, eleven member countries of the European union established fixed conversion rates between their existing legal currencies, the Euro, and adopted the Euro as their common legal currency beginning January 1, 2002.

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

PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

           (b)      Reports on Form 8-K
                    No reports on Form 8-K were filed during the quarter ended January 31, 1999


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





Dated:  March 10, 1999