Form 10-K
period 1999-04-30
WILEY JOHN & SONS INC
filed 1999-07-01
CIK 107140

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended: April, 30, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

     The number of shares outstanding of the Registrant's Class A and Class B Common Stock, par value $1.00 per share as of May 31, 1999, was 50,235,994 and 12,147,656 respectively, and the aggregate market value of such shares of Common Stock held by non-affiliates of the Registrant as of such date was 887,946,646 based upon the closing market price of the Class A and Class B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

          The Registrant's Definitive proxy Statement to be filed with the Commission on or about August 6, 1999 for the Annual Meeting of Shareholders to be held on September 16, 1999, (the "1999 Proxy Statement") is, to the extent noted below, incorporated by reference in Part III.

                                     PART I

Item 1.       Business

          The Company is a New York corporation incorporated on January 15, 1904. (As used herein the term "Company" means John Wiley & Sons, Inc., and its subsidiaries and affiliated companies, unless the context indicates otherwise).

          The Company is a global  publisher of print and  electronic  products, specializing in scientific, technical, and medical books and journals; professional and consumer books and subscription services; and textbooks and other educational materials for undergraduate and graduate students as well as lifelong learners. The Company has publishing, marketing and distribution centers in the United States, Canada, Europe, Asia, and Australia.

          Journal publications are primarily in the sciences, medicine and engineering. Book publications are primarily in the areas of pure and applied science, engineering, mathematics, architecture, the social sciences, biomedicine, accounting, computer science, business, economics, finance and culinary arts and hospitality. Professional and reference books, encyclopedias, dictionaries, and periodicals are intended primarily for practicing and research professionals and for libraries, while textbooks are produced primarily for use in formal instruction in the college and university markets, as well as the lifelong learning, corporate and adult education and distance learning markets. The Company also publishes for the secondary school market in Australia. Some of the above, as well as nonfiction consumer publications, are also marketed to the general public. In addition, the Company markets and distributes books from other publishers. The Company develops and markets electronic versions of certain of its print products, as well as computer software and online electronic data bases for educational use and professional research and training.

          Subsequent to the fiscal 1999 year-end, the Company acquired certain publishing assets from Pearson including college textbooks and instructional packages in biology/anatomy and physiology, engineering, mathematics, economics/finance and teacher education, for approximately $58 million in cash. In addition, the Company acquired the Jossey-Bass publishing company from Pearson for approximately $82 million in cash. Jossey-Bass publishes books and journals for professionals and executives primarily in the areas of business, psychology and education/health management.

          The Company is on the Internet with a World Wide Web site located at http://www.wiley.com.

Publishing Operations

          The Company publishes over 400 journals and other subscription-based products, which accounted for approximately 37% of the Company's fiscal 1999 revenues. Most journals are owned by the Company, in which case they may or may not be sponsored by a professional society. Some are owned by such societies and published by the Company under an agreement. Societies which sponsor or own such journals generally receive a royalty and/or other consideration which varies with the nature of the relationship. The Company usually enters into agreements with the outside independent editors of journals which state the duties of the editors, and the fees and expenses for their services. Contributors of journal articles transfer publication rights to the Company or professional society, as applicable.

          Journal subscriptions result primarily from direct mail and other advertising and promotional campaigns, renewals which are solicited annually either directly or by companies commonly referred to as independent subscription agents, and memberships in the professional societies for those journals that are sponsored by such societies. Printed journals are generally mailed to subscribers directly from independent printers.

          Materials for book publications are obtained from authors throughout most of the world through the efforts of an editorial staff, outside editorial advisors, and advisory boards. Most materials originate with their authors, but many are prepared as a result of suggestions or solicitations by editors or advisors. The Company usually enters into agreements with authors which state the terms and conditions under which the respective authors' materials will be published and under which other related rights may be exercised, the name in which the copyright will be registered, the basis for any royalties, and other matters. Most of the authors are compensated by royalties which vary with the nature of the product and its anticipated sales potential. In general, royalties for textbooks and consumer books are higher than royalties for research and reference works. The Company makes advances against future royalties to authors of certain of its publications. The Company continues to add new titles, revise existing titles, and discontinue the sale of others in the normal course of its business. The Company's general practice is to revise its basic textbooks every three to five years, if warranted, and to revise other titles as appropriate. Subscription-based products, other than journals, are updated more frequently on a regular schedule. Approximately 31% of the Company's fiscal 1999 domestic book publishing revenues were from titles published or revised in that fiscal year.

          Professional and consumer book sales consist of sales to trade bookstores and online booksellers serving the general public, to wholesalers who supply such bookstores, to certain college bookstores for their non-textbook requirements, to individual professional practitioners, and to research institutions, jobbers, libraries (including public, professional, academic, and other special libraries), industrial organizations, and governmental agencies. The Company employs sales representatives who call upon independent bookstores, along with national and regional chain bookstores, wholesalers and jobbers. Trade sales to bookstores, wholesalers and jobbers are generally made on a fully returnable basis. Sales of professional and consumer books also result from direct mail campaigns, telemarketing, online access, and advertising and reviews in periodicals.

          Adopted textbooks (i.e., textbooks prescribed for course use) are sold primarily to bookstores, including online bookstores, serving educational institutions in the United States (i.e., college bookstores). The Company employs sales representatives who call on faculty members responsible for selecting books to be used in courses, and on the bookstores which serve such institutions and their students. Textbook sales are generally made on a fully returnable basis. The textbook business is seasonal with the majority of textbook sales occurring during June through August and November through January. There is an active used textbook market which negatively affects the sales of new textbooks.

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

          Like most other publishers, the Company generally contracts with independent printers and binderies for their services. The Company purchases its paper from independent suppliers and printers. Paper prices continued to decline during fiscal 1999. The Company believes that adequate printing and binding facilities, and sources of paper and other required materials are available to it, and that it is not dependent upon any single supplier. Book products are distributed from Company operated warehouses.

          The Company produces electronic versions of some of its products including software, video, CD-ROM, and through online services, including distribution of the Company's journals as full-text electronic files over the Internet, through Wiley InterScience. The Company believes that the demand for new electronic technology products will increase. Accordingly, to properly service its customers and to remain competitive, the Company anticipates it will be necessary to increase its expenditures related to such new technologies over the next several years.

          The Company's publishing business is not dependent upon a single customer, the loss of whom could have a material adverse effect. The journal subscription business is primarily sourced through independent subscription agents who facilitate the journal ordering process by consolidating the subscription orders/billings of each subscriber with various publishers. Monies are collected in advance from subscribers by the subscription agents and are remitted to the journal publishers, including the Company, generally prior to the commencement of the subscriptions. Although at fiscal year-end, the Company had minimal credit risk exposure to these agents, future calendar year subscription receipts from these agents are highly dependent on their financial position and liquidity. Subscription agents account for approximately 28% of total consolidated revenues and no one agent accounts for more than 6% of total consolidated revenues. The book publishing business has witnessed a significant concentration in national and regional bookstore chains in recent years, however, no one customer accounts for more than 5% of total consolidated revenues.

International Operations

          The Company's publications are sold throughout most of the world through subsidiaries located in Europe, Canada, Australia, and Asia, or through agents, or directly from the United States. These subsidiaries market their own indigenous publications, as well as publications produced by the domestic operations and other subsidiaries and affiliates. The Export Sales Department in the United States markets the Company's publications through agents as well as foreign sales representatives in countries not served by a foreign subsidiary. John Wiley & Sons International Rights, Inc. sells foreign reprint and translations rights. The Company publishes, or licenses others to publish, its products which are distributed throughout the world in 35 foreign languages. Approximately 45% of the Company's fiscal 1999 revenues were derived from non-U.S. markets.

Copyrights, Patents, Trademarks, and Environment

          Substantially all of the Company's publications are protected by copyright, either in its own name, in the name of the author of the work, or in the name of the sponsoring professional society. Such copyrights protect the Company's exclusive right to publish the work in the United States and in many countries abroad for specified periods: in most cases the author's life plus 70 years, but in any event a minimum of 28 years for works published prior to 1978 and 35 years for works published thereafter.

          The Company does not own any other material patents, franchises, or concessions, but does have registered trademarks and service marks in connection with its publishing businesses. The Company's operations are generally not affected by environmental legislation.

Competition Within the Publishing Industry

          The sectors of the publishing industry in which the Company is engaged are highly competitive. The principal competitive criteria for the publishing industry are believed to be product quality, suitability of format and subject matter, author reputation, price, timely availability of both new titles and revisions of existing texts, online availability of journal and other published information and, for textbooks and certain trade books, timely delivery of products to retail outlets and consumers. Recent years have seen a consolidation trend within the publishing industry, including several publishing companies having been acquired by larger publishers and other companies.

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

Employees

          As of April 30, 1999, the Company employed approximately 2,100 persons on a full-time basis worldwide.

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

Executive Officers

          Set forth below as of April 30, 1999 are the names and ages of all executive officers of the Company, the period during which they have been officers, and the offices presently held by each of them.


NAME AND AGE       OFFICER SINCE        PRESENT OFFICE
--------------------------------------------------------------------------------
Bradford Wiley II      1993       Chairman of the Board since January 1993
      58                          and a Director

William J. Pesce       1989       President and Chief  Executive  Officer
      48                          and a Director since May 1, 1998, (previously
                                  Chief Operating Officer;  Executive Vice
                                  President, Educational and International
                                  Group; Senior Vice President, Educational and
                                  International  Group;  and Senior Vice
                                  President, Educational Publishing)

Stephen A. Kippur      1986       Executive  Vice President and  President,
      52                          Professional  and Trade  Publishing Division
                                  since  July  1998  (previously Executive Vice
                                  President and Group  President,  PRT;  Senior
                                  Vice President,  Professional,  Reference &
                                  Trade Publishing Group)

Richard S. Rudick      1978       Senior Vice President, General Counsel since
      60                          June 1989

Robert D. Wilder       1986       Executive Vice President and Chief Financial
      50                          and Operations Officer since June 1996
                                  (previously  Senior Vice President, Chief
                                  Financial Officer)

William Arlington      1990       Senior  Vice  President, Human Resources since
      50                          June 1996 (previously Vice President,
                                  Human Resources)

Peter W. Clifford      1989       Senior Vice  President,  Finance,  Corporate
      53                          Controller and Chief  Accounting  Officer
                                  since June 1996 (previously Vice President,
                                  Finance and Controller)

Deborah E. Wiley       1982       Senior Vice President, Corporate
     53                           Communications since June 1996 (previously
                                  Vice   President  and  Director  of  Corporate
                                  Communications, and a Director of the Company until September 1998.)

Timothy B. King        1996       Senior Vice President, Planning and
     59                           Development  since June 1996 (previously Vice
                                  President, Planning and Development)

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


                                            APPROX.                  LEASE
LOCATION             PURPOSE                SQ. FT.              EXPIRATION DATE
-------------------------------------------------------------------------------
LEASED-DOMESTIC

New York           Executive and            230,000                       2003
                   Editorial Offices

New Jersey         Distribution             170,000                       2003
                   Center and Office

New Jersey         Warehouse                132,000                       2002

OWNED-FOREIGN
Germany            Office and Warehouse     66,000

LEASED-FOREIGN

Australia          Office                   16,000                        2002
                   Warehouse                26,000                        2000

Canada             Office                   14,000                        2001
                   Warehouse                41,000                        2001

England            Office                   48,000                        2009
                   Warehouse                82,000                        2012

Germany            Office                    9,000                        2004

Singapore          Office and Warehouse     45,000                        2002

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

Item 4.       Submission of Matters to a
              Vote of Security Holders

         No matters were submitted to the Company's security holders during the last quarter of the fiscal year ended April 30, 1999.

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

Item 7A.      Quantitative And Qualitative Disclosures About Market Risk

          The   information   appearing  under  the  caption  "Market  Risk"  in
Management's Discussion and Analysis of Financial Condition and Results of Operations listed in the attached index is incorporated herein by reference.

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

Item 9.       Changes in and Disagreements with
              Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.      Directors and Executive Officers

          The information regarding the Board of Directors on pages 4 to 11 of the 1999 Proxy Statement is incorporated herein by reference, and information regarding Executive Officers appears in Part I of this report.

Item 11.      Executive Compensation

          The information on pages 10 to 16 of the 1999 Proxy Statement is incorporated herein by reference.

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management

         The information on pages 2, 3, 8, and 9 of the 1999 Proxy Statement is incorporated herein by reference.

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

              (b)     Reports on Form 8-K.
                      No reports on form 8-K were filed during the quarter ended April 30, 1999.

              (c)     Exhibits

2.1 Amendment No. 1 to the Asset Purchase Agreement dated as of April 15, 1999 between the Company and Pearson Inc. (incorporated by reference to the Company's Report on Form 8-K dated as of May 10, 1999).

2.2 Asset Purchase Agreement dated as of April 15, 1999 between the Company and Pearson Inc. (incorporated by reference to the Company's Report on Form 8-K dated as of May 10, 1999).

2.3       Stock Purchase  Agreement dated as of May 21, 1999 between the Company
          and  Pearson  Education,   Inc.  (incorporated  by  reference  to  the
          Company's Report on Form 8-K dated as of May 21, 1999).

2.4 Purchase and Assignment Agreement dated May 7, 1996 among the Company and VCH Publishing Limited Partnership (incorporated by reference to the Company's Report on Form 8-K dated as of June 13, 1996).

2.5 Purchase and Assignment Agreement dated May 7, 1996 among the Company and Gesellschaft Deutscher Chemiker e.V. and Deutsche Pharmazeutische Gesellschaft e.V. (incorporated by reference to the Company's Report on Form 8-K dated as of June 13, 1996).

3.1 Restated Certificate of Incorporation (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1992).

3.2 Certificate of Amendment of the Certificate of Incorporation dated October 13, 1995 (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1997).

3.3 Certificate of Amendment of the Certificate of Incorporation dated as of September 1998 (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended October 31, 1998).

3.4       By-Laws  as  Amended  and  Restated   dated  as  of   September   1998
          (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended October 31, 1998).

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

10.4 1987 Incentive Stock Option and Performance Stock Plan (incorporated by reference to the Company's Definitive Proxy Statements dated August 10, 1987).

10.5 Amendment to 1987 Incentive Stock Option and Performance Stock Plan dated as of March 2, 1989 (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1989).

10.6 1990 Director Stock Plan as Amended and Restated as of June 22, 1995 (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1997).

10.7 1989 Supplemental Executive Retirement Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30,
          1989).

10.8 Agreement of Lease dated as of May 16, 1985 between Fisher 40th & 3rd Company and Hawaiian Realty, Inc., Landlord, and the Company, Tenant (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1985).

10.9 Form of the Fiscal Year 1997 Executive Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1996).

10.10 Form of the Fiscal Year 1998 Executive Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1998).

10.11     Form of the Fiscal Year 1999 Executive Long-Term Incentive Plan.

10.12     Form of the Fiscal Year 1999 Executive Annual Incentive Plan.

10.13 Senior Executive Employment Agreement dated as of January 8, 1998 between William J. Pesce and the Company (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1998).

10.14 Senior Executive Employment Agreement amended as of March 29, 1995 between Charles R. Ellis and the Company (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1995).

10.15 Restricted Stock Award Agreement dated as of June 23, 1994 between Charles R. Ellis and the Company (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31,
          1995).

10.16 Senior Executive Employment Agreement dated as of July 1, 1994 between Stephen A. Kippur and the Company (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31,
          1995).

10.17 Amendment No. 1 to Stephen A. Kippur's Senior Executive Employment Agreement dated as of July 1, 1994 (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31,
          1995).

10.18 Restricted Stock Award Agreement dated as of June 23, 1994 between Stephen A. Kippur and the Company (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31,
          1995).

10.19 Restricted Stock Award Agreement dated as of June 23, 1994 between William J. Pesce and the Company (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31,
          1995).

10.20 Senior Executive Employment Agreement dated as of July 1, 1994 between Robert D. Wilder and the Company (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31,
          1995).

10.21 Amendment No. 1 to Robert D. Wilder's Senior Executive Employment Agreement dated as of July 1, 1994 (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31,
          1995).

10.22 Restricted Stock Award Agreement dated as of June 23, 1994 between Robert D. Wilder and the Company (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31,
          1995).

10.23 Employment agreement letter dated as of January 16, 1997 between Richard S. Rudick and the Company (Incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1997).

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

27        Financial Data Schedule.

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


          The following financial statements and information appearing on the pages indicated are filed as part of this Report:

                                                                         Page(s)
     Report of Independent Public Accountants and
     Consent of Independent Public Accountants...............................16

     Consolidated Statements of Financial Position
     as of April 30, 1999 and 1998...........................................17

     Consolidated Statements of Income and Retained Earnings
     for the years ended April 30, 1999, 1998 and 1997.......................18

     Consolidated Statements of Comprehensive Income
     for the years ended April 30, 1999, 1998 and 1997.......................18

     Consolidated Statements of Cash Flows for the
     years ended April 30, 1999, 1998 and 1997...............................19

     Notes to Consolidated Financial Statements.........................20 - 30

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations..........................................31 - 34

     Results by Quarter (Unaudited)..........................................35

     Quarterly Share Prices, Dividends and Related Stockholder Matters.......35

     Selected Financial Data.................................................36

     Schedule II - Valuation and Qualifying Accounts.........................37


          Other schedules are omitted because of absence of conditions under which they apply or because the information required is included in the Notes to Consolidated Financial Statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and the Shareholders of John Wiley & Sons, Inc.:

          We have audited the accompanying consolidated statements of financial position of John Wiley & Sons, Inc. (a New York corporation), and subsidiaries as of April 30, 1999 and 1998, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended April 30, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of John Wiley & Sons, Inc., and subsidiaries as of April 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1999 in conformity with generally accepted accounting principles.

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


ARTHUR ANDERSEN LLP
New York, New York
June 11, 1999


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

          As independent public accountants, we hereby consent to the incorporation by reference of our report included in the John Wiley & Sons, Inc. Form 10-K for the year ended April 30, 1999, into the Company's previously filed Registration Statement File Nos. 33-60268, 2-65296, 2-95104, 33-29372 and
33-62605.


ARTHUR ANDERSEN LLP
New York, New York
June 24, 1999

              CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

John Wiley & Sons, Inc. an                            April 30
Dollars in thousands                            1999            1998
----------------------------------------------------------------------
Assets
Current Assets
  Cash and cash equivalents                   $  148,970    $ 127,405
  Accounts receivable                             53,785       56,147
  Inventories                                     40,003       44,912
  Deferred income tax benefits                     3,865          456
  Prepaid expenses                                 9,347        8,690
-----------------------------------------------------------------------
  Total Current Assets                           255,970      237,610
-----------------------------------------------------------------------

Product Development Assets                        38,099       36,039
Property and Equipment                            34,726       34,310
Intangible Assets                                174,911      172,798
Deferred Income Tax Benefits                      13,001       15,593
Other Assets                                      11,845       10,564
-----------------------------------------------------------------------
Total Assets                                  $  528,552   $  506,914
-----------------------------------------------------------------------

Liabilities and Shareholders' Equity
  Current Liabilities
  Accounts and royalties payable               $  34,708    $  36,854
  Deferred subscription revenues                 110,143       99,225
  Accrued income taxes                             3,356        1,174
  Other accrued liabilities                       46,893       41,100
-----------------------------------------------------------------------
  Total Current Liabilities                      195,100      178,353
-----------------------------------------------------------------------

Long-Term Debt                                   125,000      125,000
Other Long-Term Liabilities                       30,271       26,663
Deferred Income Taxes                             15,969       16,147
Shareholders' Equity
  Common stock issued
  Class A (67,548,260 and 67,106,196 shares)      67,548       67,106
  Class B (15,641,752 and 15,868,728 shares)      15,642       15,869
  Additional paid-in capital                      13,045        5,624
  Retained earnings                              154,759      122,906
  Accumulated other comprehensive income            (526)        (540)
  Unearned deferred compensation                  (3,114)      (2,715)
-------------------------------------------------------------------------
                                                 247,354      208,250
Less Treasury shares at cost
  (Class A - 17,323,920 and 15,498,412;
  Class B - 3,484,096 and 3,484,096)             (85,142)     (47,499)
-------------------------------------------------------------------------
Total Shareholders' Equity                       162,212      160,751
-------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity      $528,552     $506,914
=========================================================================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS


John Wiley & Sons, Inc. and Subsidiaries    For the years ended April 30
Dollars in thousands except per share data  1999       1998         1997
---------------------------------------------------------------------------
Revenues                                 $ 508,435   $ 467,081   $ 431,974

Costs and Expenses
 Cost of sales                             173,983     164,169     155,245
 Operating and administrative expenses     261,353     250,008     233,771
 Amortization of intangibles                 9,445      12,040       8,161
---------------------------------------------------------------------------
 Total Costs and Expenses                  444,781     426,217     397,177
---------------------------------------------------------------------------

Gain on Sale of Publishing Assets             --        21,292        --
---------------------------------------------------------------------------

Operating Income                            63,654      62,156      34,797

Interest Income and Other                    5,713       3,863       2,281
Interest Expense                            (7,322)     (7,933)     (6,225)
---------------------------------------------------------------------------
Interest Income (Expense)-Net               (1,609)     (4,070)     (3,944)
---------------------------------------------------------------------------
Income Before Taxes                          62,045      58,086      30,853
Provision for Income Taxes                   22,336      21,498      10,513
---------------------------------------------------------------------------
Net Income                                   39,709      36,588      20,340
---------------------------------------------------------------------------
Retained Earnings at Beginning of Year       122,906     93,337     106,716
Retroactive Effect of 2-for-1 Stock Splits      --          --      (27,486)
Cash Dividends
 Class A Common
 ($.1275, $.1125 and $.1000 per share)       (6,479)     (5,766)     (5,116)
 Class B Common
 ($.1125, $.1000 and $ .0875 per share)      (1,377)     (1,253)     (1,117)
---------------------------------------------------------------------------
 Total Dividends                             (7,856)     (7,019)     (6,233)
---------------------------------------------------------------------------
Retained Earnings at End of Year          $ 154,759   $ 122,906    $ 93,337
===========================================================================
Income  Per Share
 Diluted                                   $   0.60    $   0.55    $   0.31
 Basic                                     $   0.63    $   0.58    $   0.32


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


John Wiley & Sons, Inc. and Subsidiaries        For the years ended April 30
Dollars in thousands                            1999        1998        1997
-------------------------------------------------------------------------------
Net Income                                    $ 39,709   $ 36,588    $ 20,340
Other Comprehensive Income
  Foreign currency translation adjustments          14       (646)      3,192
-------------------------------------------------------------------------------
Comprehensive Income                          $ 39,723   $ 35,942    $ 23,532
===============================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


John Wiley & Sons, Inc. and Subsidiaries         For the years ended April 30
Dollars in thousands                             1999        1998        1997
-------------------------------------------------------------------------------
Operating Activities
Net Income                                  $  39,709    $  36,588    $  20,340
Noncash Items
  Amortization of intangibles                   9,445       12,040        8,161
  Amortization of composition costs            21,322       20,213       17,763
  Depreciation of property and equipment        9,788        9,188        8,340
  Reserves for returns, doubtful accounts,
  and obsolescence                              5,406       10,181       11,861
  Deferred income taxes                        (1,056)       9,234        3,243
  Gain on sale of publishing assets              --        (21,292)        --
  Other                                        10,822       12,207        7,300
Changes in Operating Assets and Liabilities
  Decrease (increase) in receivables            1,151       (2,872)        (178)
  Decrease in inventories                       3,032        4,426        1,791
  Increase (decrease) in
  accounts and royalties payable               (1,917)       6,000      (12,109)
  Increase in deferred subscription
  revenues                                     10,413        5,983        7,769
  Net change in other operating
  assets and liabilities                        9,783        2,162      (10,372)
--------------------------------------------------------------------------------
  Cash Provided by Operating Activities       117,898      104,058       63,909
--------------------------------------------------------------------------------
Investing Activities
  Additions to product development assets     (31,998)     (30,220)     (25,466)
  Additions to property and equipment         (10,631)     (11,935)      (8,868)
  Proceeds from sale of publishing assets        --         26,500         --
  Acquisition of publishing assets            (10,429)     (30,491)    (103,980)
--------------------------------------------------------------------------------
  Cash Used for Investing Activities          (53,058)     (46,146)    (138,314)
--------------------------------------------------------------------------------
Financing Activities
  Purchase of treasury shares                 (38,549)      (4,281)     (10,506)
  Additions to long-term debt                    --           --        125,000
  Repayment of long-term debt                    --           --        (10,542)
  Net repayments of short-term debt              --           (156)      (1,270)
  Cash dividends                               (7,856)      (7,019)      (6,233)
  Proceeds from issuance of
  stock on option exercises and other           5,159        2,288        1,249
--------------------------------------------------------------------------------
  Cash Provided by (Used for)
  Financing Activities                        (41,246)      (9,168)      97,698
--------------------------------------------------------------------------------
  Effects of exchange rate changes
  on cash                                      (2,029)        (455)         539
--------------------------------------------------------------------------------
Cash and Cash Equivalents
  Increase for year                            21,565       48,289       23,832
  Balance at beginning of year                127,405       79,116       55,284
--------------------------------------------------------------------------------
  Balance at end of year                    $ 148,970    $ 127,405    $  79,116
================================================================================
Cash Paid During the Year for
  Interest                                  $   7,886    $   8,042    $   5,143
  Income taxes                              $  17,201    $  12,409    $   7,995


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

          Common Stock Splits: During fiscal 1999, the Company declared two 2-for-1 stock splits for both its Class A and Class B common stock. The first split was in October 1998, and the second split was distributed in May 1999. All shares and per share amounts in the accompanying consolidated financial statements have been restated to reflect the effects of both stock splits.

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

          Subscription Revenues: Subscription revenues are generally collected in advance. These revenues are deferred and recognized as earned when the related issue is shipped or made available on-line to the subscriber.

          Sales Returns and Doubtful Accounts: The Company provides an estimated allowance for doubtful accounts and for future returns on sales made during the year. The allowance for doubtful accounts and returns (estimated returns net of inventory and royalty costs) is shown as a reduction of receivables in the accompanying consolidated balance sheets and amounted to $41.8 and $41.6 million at April 30, 1999 and 1998, respectively.

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

     Derivative Financial Instruments - Foreign Exchange Contracts: The Company, from time to time, enters into forward exchange contracts as a hedge against its overseas subsidiaries' foreign currency asset, liability, commitment and anticipated transaction exposures. To qualify as a hedge, the financial instrument must be designated as a hedge against identified items which have a high correlation with the financial instrument. The Company does not use financial instruments for trading or speculative purposes. Realized and unrealized gains and losses are deferred and taken into income over the lives of the hedged items if permitted by generally accepted accounting principles; otherwise the contracts are marked to market with any gains and losses reflected in operating expenses. There were no open foreign exchange contracts and no gains or losses were deferred at April 30, 1999 or 1998. Included in operating and administrative expenses were net foreign exchange gains (losses) of
approximately   $(.1),   $(.1)  and  $.7  million  in  1999,   1998,  and  1997,
respectively.

          Stock-Based Compensation: Stock options and restricted stock grants are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company recognizes no compensation expense for fixed stock option grants since the exercise price is equal to the fair value of the shares at date of grant. For restricted stock grants, compensation cost is recognized generally ratably over the vesting period based on the fair value of shares.

          Cash Equivalents: Cash equivalents consist primarily of highly liquid investments with a maturity of three months or less and are stated at cost plus accrued interest, which approximates market value.

          New Accounting Standards: In fiscal 1999, the Company adopted the following Statements of Financial Accounting Standards ("SFAS"): SFAS No. 130, "Reporting Comprehensive Income," which requires disclosure of comprehensive income and its components, as defined; SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires certain financial and descriptive information about a company's reportable operating statements; and SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," which requires additional disclosures relating to a company's pension and postretirement benefit plans. The adoption of these new accounting standards require additional disclosures and did not have a material effect on the consolidated financial results or financial position of the Company.

          In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," which requires that certain costs incurred in developing or obtaining internal use software be capitalized and amortized over the useful life of the software. The Company will be required to adopt SOP 98-1 beginning in fiscal year 2000 and is currently evaluating the effect this will have on its consolidated financial statements. Currently, the Company expenses most of these costs as incurred. The Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which specifies the accounting and disclosure requirements for such instruments, and is effective for the Company's fiscal year beginning on May 1, 2001. It is anticipated that the adoption of this new accounting standard will not have a material effect on the consolidated financial statements of the Company.

Income Per Share

          A reconciliation of the shares used in the computation of income per-share follows:

In thousands                                      1999        1998        1997
--------------------------------------------------------------------------------
Weighted average shares outstanding               63,738      63,876     64,117
Less:Unearned deferred  compensation shares         (781)       (782)      (838)
--------------------------------------------------------------------------------
Shares used for basic income per share            62,957      63,094     63,279
Dilutive effect of stock options and other
 stock awards                                      3,556       2,858      2,208
--------------------------------------------------------------------------------
Shares used for diluted income per share          66,513      65,952     65,487
--------------------------------------------------------------------------------

Acquisitions

          In fiscal 1999, the Company acquired various publishing properties for approximately $10.4 million in cash including the Huthig Publishing Group's scientific book and journals program; the German Materials Science Society book program; Chronimed's publishing program in such areas as general health, cooking, nutrition, diabetes and other chronic illnesses; Hewin International, a publisher of technological-commercial reports in the areas of agrochemicals, biochemistry, oleochemicals, and petrochemicals; and the remaining shares of Verlag Helvetica Chemica Acta, a scientific publisher of chemistry books and journals. The excess of cost over the fair value of the tangible assets acquired amounted to approximately $11.4 million, relating primarily to acquired publishing rights that are being amortized on a straight-line basis over periods ranging from 5 to 30 years.

          In fiscal 1998, the Company acquired the publishing assets of Van Nostrand Reinhold (VNR) for approximately $28 million in cash. VNR publishes in such areas as architecture / design, environmental / industrial sciences, culinary arts / hospitality, and business technology. The excess of cost over the fair value of the tangible assets acquired amounted to approximately $23 million, relating primarily to acquired publication rights that are being amortized on a straight-line basis over an estimated average life of 15 years. In addition, during the year, the Company acquired various newsletters, books, and journals for purchase prices aggregating approximately $2 million, which primarily relates to acquired publication rights that are being amortized over periods ranging from 15 to 30 years.

          In fiscal 1997, the Company acquired a 90% interest in the German-based VCH Publishing Group ("VCH") through the purchase of 90% of the shares of VCH Verlagsgesellschaft mbH for approximately $99 million in cash. VCH is a leading scientific, technical, and professional publisher of journals and books in such disciplines as chemistry, architecture, and civil engineering. The excess of cost over the fair value of the tangible assets acquired amounted to approximately $112 million relating to acquired publication rights, which are being amortized on a straight-line basis over an average life of 30 years. In addition, during the year, the Company acquired various newsletters including the publishing assets of Technical Insights, Inc., a publisher of print and electronic newsletters in various areas of science and technology, for purchase prices aggregating $5 million, which primarily relates to goodwill and is being amortized on a straight-line basis over 10 years.

          All acquisitions have been accounted for by the purchase method, and the accompanying financial statements include their results of operations since their respective dates of acquisition.

Subsequent Events

          Subsequent to the fiscal 1999 year-end, the Company acquired certain publishing assets from Pearson including college text books and instructional packages in biology/anatomy and physiology, engineering, mathematics, economics / finance and teacher education, for approximately $58 million in cash. In addition, the Company acquired the Jossey-Bass publishing company from Pearson for approximately $82 million in cash. Jossey-Bass publishes books and journals for professionals and executives primarily in the areas of business, psychology, and education/health management.

Divested Operations

          In fiscal 1998, the Company sold its domestic law publishing program for $26.5 million, resulting in a gain of $21.3 million. Offsetting this gain are special asset write-downs and other items amounting to approximately $4.4 million, including write-downs of intangible assets of approximately $3.3 million in accordance with the Company's policy of evaluating such assets, and if deemed to be permanently impaired, writing them down to net realizable value based on discounted cash flows. The net effect of these unusual items amounted to a pretax gain of $16.9 million, or $9.7 million after taxes, equal to $.14 per diluted share, or $.15 per basic share.

Inventories

     Inventories at April 30 were as follows:

Dollars in thousands              1999             1998
-----------------------------------------------------------
Finished Goods                 $ 34,485          $ 38,039
Work-in-Process                   5,325             6,864
Paper, Cloth, and Other           2,007             2,084
-----------------------------------------------------------
                                 41,817            46,987
LIFO Reserve                     (1,814)           (2,075)
-----------------------------------------------------------
Total                          $ 40,003          $ 44,912
-----------------------------------------------------------

          Domestic book inventories aggregating $27.4 and $29.6 million at April 30, 1999 and 1998, respectively, are stated at cost or market, whichever is lower, using the last-in, first-out method. All other inventories are stated at cost or market, whichever is lower, using the first-in, first-out method.

Product Development Assets

     Product development assets consisted of the following at April 30:

Dollars in thousands                  1999          1998
-----------------------------------------------------------
Composition Costs                    $27,110      $25,468
Royalty Advances                      10,989       10,571
-----------------------------------------------------------
Total                                $38,099     $ 36,039
-----------------------------------------------------------

          Composition costs are net of accumulated amortization of $44,107 in 1999 and $40,108 in 1998.

Property and Equipment

     Property and equipment consisted of the following at April 30:

Dollars in thousands                       1999         1998
-------------------------------------------------------------

Land and Land Improvements              $  1,542     $  1,542
Buildings and Leasehold Improvements      19,891       17,043
Furniture and Equipment                   72,481       64,570
-------------------------------------------------------------
                                          93,914       83,155
Accumulated Depreciation                 (59,188)     (48,845)
-------------------------------------------------------------
Total                                   $ 34,726     $ 34,310
-------------------------------------------------------------

Intangible Assets

     Intangible assets consisted of the following at April 30:

Dollars in thousands                 1999          1998
----------------------------------------------------------
Acquired Publication Rights        $164,705      $149,977
Goodwill and Other Intangibles       51,870        52,061
Non-compete Agreements                1,516         1,316
----------------------------------------------------------
                                    218,091       203,354
Accumulated Amortization            (43,180)      (30,556)
----------------------------------------------------------
Total                              $174,911      $172,798
----------------------------------------------------------

Other Accrued Liabilities

          Included in other accrued liabilities was accrued compensation of approximately $21.3 million and $20.1 million for 1999 and 1998, respectively.

Income Taxes

     The provision for income taxes was as follows:

Dollars in thousands           1999        1998         1997
-------------------------------------------------------------
Currently Payable
   Federal                   $ 16,419      $6,781      $  945
   Foreign                      4,663       4,332       5,295
   State and local              2,249       1,166       1,026
-------------------------------------------------------------
   Total Current Provision     23,331      12,279       7,266
-------------------------------------------------------------
Deferred Provision
   Federal                     (4,060)      6,211       2,496
   Foreign                      1,922       1,629         834
   State and local              1,143       1,379         (83)
-------------------------------------------------------------
   Total Deferred Provision      (995)      9,219       3,247
-------------------------------------------------------------
   Total Provision           $ 22,336     $21,498     $10,513
-------------------------------------------------------------

          The Company's effective income tax rate as a percent of pretax income differed from the U.S. federal statutory rate as shown below:

                                       1999     1998     1997
----------------------------------------------------------------

U.S. Federal Statutory Rate             35.0%    35.0%    35.0%

State and Local Income Taxes
   Net of Federal Income Tax Benefit     3.6      2.8      2.0

Tax Benefit Derived From FSC Income     (2.5)    (2.7)    (4.8)

Foreign Source Earnings Taxed at
   Other Than U.S. Statutory Rate         .1       .6       .3

Nondeductible Amortization of
   Intangibles                            .6       .7       .9

Other-Net                                (.8)      .6       .7
----------------------------------------------------------------
Effective Income Tax Rate               36.0%    37.0%    34.1%
----------------------------------------------------------------

          Deferred taxes result from timing differences in the recognition of revenue and expense for tax and financial reporting purposes. The components of the provision for deferred taxes were as follows:

Dollars in thousands                 1999     1998      1997
---------------------------------------------------------------

Depreciation and Amortization      $(2,356)  $(2,898)   $(691)
Accrued Expenses                     2,500      (275)     264
Provision for Sales Returns and
   Doubtful Accounts                (3,414)    5,699     (959)
Inventory                                5     1,331      112
Retirement Benefits                 (1,454)      (23)     (87)
Long-Term Liabilities               (1,175)    2,541    1,562
Alternative Minimum Tax Credit and
   Other Carryforwards                 288       236      653
Net Operating Loss Carryforwards     4,500     1,631   (1,150)
Valuation Allowance                    245       826    2,432
Other-Net                             (134)      151    1,111
---------------------------------------------------------------
Total Deferred Provision           $  (995)  $ 9,219   $3,247
---------------------------------------------------------------

          The significant components of deferred tax assets and liabilities were as follows:

                                       1999                       1998
                             --------------------------------------------------
                                             Long-                      Long-
Dollars in thousands           Current       Term       Current         Term
------------------------------------------------------------------------------

Deferred Tax Assets
Net Operating Loss
  Carryforwards                   $   --      $ 21,631    $   --      $ 26,131
Reserve for Sales Returns
  and Doubtful Accounts             5,608        --         2,194
Costs Capitalized for Taxes           --         2,900        --         3,054
Retirement and Post-
  Employment Benefits                 --         4,924        --         3,470
Amortization of Intangibles           --         4,018        --         2,513
-------------------------------------------------------------------------------
Total Deferred Tax Assets            5,608      33,473       2,194      35,168
Less: Valuation Allowance             --       (12,798)       --       (12,553)
-------------------------------------------------------------------------------
Net Deferred Tax Assets              5,608      20,675       2,194      22,615
-------------------------------------------------------------------------------
Deferred Tax Liabilities
Inventory                           (1,743)       --        (1,738)       --
Depreciation and Amortization         --        (3,454)       --        (4,305)
Accrued Expenses                      --        (9,502)       --        (7,002)
Long-Term Liabilities                 --       (10,687)       --       (11,862)
-------------------------------------------------------------------------------
Total Deferred Tax Liabilities      (1,743)    (23,643)     (1,738)    (23,169)
-------------------------------------------------------------------------------
Net Deferred Tax Assets (Liability) $3,865     $(2,968)       $456       $(554)
-------------------------------------------------------------------------------

          Approximately $9 million of the valuation allowance relates to net deferred tax assets recorded in connection with the VCH acquisition. Any amounts realized in future years will reduce the intangible assets recorded at date of acquisition.

          Current taxes payable for 1999 have been reduced by $4.6 million relating to the utilization of net operating loss carryforwards. At April 30, 1999, the Company had aggregate unused net operating loss carryforwards of approximately $50 million, which may be available to reduce future taxable income primarily in foreign tax jurisdictions and generally have no expiration date.

          In general, the Company plans to continue to invest the undistributed earnings of its foreign subsidiaries in those businesses, and therefore no provision is made for taxes that would be payable if such earnings were distributed. At April 30, 1999, the undistributed earnings of foreign subsidiaries approximated $28 million and, if remitted currently, would result in additional taxes approximating $6 million.

Notes Payable and Debt

          Long-term debt consisted of the following at April 30:

Dollars in thousands                1999          1998
----------------------------------------------------------
Term Loan Notes Payable Due
   October 2000 Through 2003     $ 125,000       $125,000

          The weighted average interest rate on the term loan was 5.85% and 6.21% during 1999 and 1998, respectively; and 5.25% and 6.19% at April 30, 1999 and 1998, respectively.

          The Company has a $175 million credit agreement expiring on October 31, 2003, with eight banks. The credit agreement consists of a term loan of $125 million and a $50 million revolving credit facility. The Company has the option of borrowing at the following floating interest rates: (i) Eurodollars at a rate based on the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging from .15% to .30% depending on certain coverage ratios, or (ii) dollars at a rate based on the current certificate of deposit rate, plus an applicable margin ranging from .275% to .425% depending on certain coverage ratios, or
(iii) dollars at the higher of (a) the Federal Funds Rate plus .5% and (b) the banks' prime rate. In addition, the Company pays a facility fee ranging from
 .10% to .20 % on the total facility depending on certain coverage ratios.

          In the event of a change of control, as defined, the banks have the option to terminate the agreement and require repayment of any amounts outstanding. Amounts outstanding under the term loan have mandatory repayments as follows:

Dollars in thousands   2000      2001      2002      2003      2004
--------------------------------------------------------------------
                       $--     $30,000   $30,000   $30,000   $35,000

          The credit agreement contains certain restrictive covenants related to minimum net worth, funded debt levels, an interest coverage ratio, and restricted payments, including a cumulative limitation for dividends paid and share repurchases. Under the most restrictive covenant, approximately $58 million was available for such restricted payments as of April 30, 1999.

          The Company and its subsidiaries have other short-term lines of credit aggregating $50 million at various interest rates. Information relating to all short-term lines of credit follows:

Dollars in thousands                 1999       1998      1997
----------------------------------------------------------------
End of Year
  Amount outstanding                $--         $--        $172
  Weighted average interest rate                 --       10.4%

During the Year
  Maximum amount outstanding        $--     $28,794     $26,253
  Average amount outstanding        $--        $742      11,368
  Weighted average interest rate     --        8.5%        6.0%
----------------------------------------------------------------

          Based on estimates of interest rates currently available to the Company for loans with similar terms and maturities, the fair value of notes payable and long-term debt approximates the carrying value.

Commitments and Contingencies

          The following schedule shows the composition of rent expense for operating leases:

Dollars in thousands               1999       1998        1997
---------------------------------------------------------------
Minimum Rental                   $13,935    $13,137    $13,654
Lease Escalation                   2,248      2,250      2,188
Less: Sublease Rentals               (60)       (50)       (19)
---------------------------------------------------------------
Total                             $16,123    $15,337    $15,823
---------------------------------------------------------------

          Future minimum payments under operating leases aggregated $78.3 million at April 30, 1999. Annual payments under these leases are $17.7, $17.4, $17.0, $16.0 and $7.5 million for fiscal years 2000 through 2004, respectively.

          The Company is involved in routine litigation in the ordinary course of its business. In the opinion of management, the ultimate resolution of all pending litigation will not have a material effect upon the financial condition or results of operations of the Company.

Segment Information

          The Company is a global  publisher of print and  electronic  products, specializing in scientific, technical and medical books and journals; professional and consumer books and subscription services; and text books and educational materials for colleges and universities. The Company has publishing, marketing and distribution centers in the United States, Canada, Europe, Asia and Australia, which service indigenous publications, as well as Company-wide publications. The Company's reportable segments are based on the management reporting structure used to evaluate performance. Segment information was as follows:


Dollars In thousands                                            1999
-------------------------------------------------------------------------------------------------------------------------
                                                                                                 Eliminations
                                                                           European   Other      & Corporate
                                              Domestic Segments            Segment   Segments       Items       Total
-----------------------------------------------------------------------   -----------------------------------------------
                                    Scientific,
                                    Technical,   Professional/
                                    and Medical     Trade      College
-------------------------------------------------------------------------------------------------------------------------

Revenues
-External Customers                 $ 131,132    $ 104,338   $  84,326    $ 135,008   $  53,631   $    --      $ 508,435
-Intersegment Sales                     7,375       13,587      14,141       11,396         466     (46,965)        --
-------------------------------------------------------------------------------------------------------------------------
-Total Revenues                     $ 138,507    $ 117,925   $  98,467    $ 146,404   $  54,097   $ (46,965)   $ 508,435

Direct Contribution To Profit       $  59,325    $  28,048   $  22,232    $  42,232   $   8,846        --      $ 160,683
-------------------------------------------------------------------------------------------------------------------------
Shared Services & Admin. Costs                                                                                   (97,029)
-------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                                                  63,654
Interest Expense-Net                                                                                              (1,609)
-------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                                                                            $  62,045
-------------------------------------------------------------------------------------------------------------------------
Assets                              $  62,250    $  87,130   $  24,107    $ 162,379   $  17,919   $ 174,767    $ 528,552
Expenditures For Long-Lived Assets  $   7,826    $  14,047   $   6,686    $  18,906   $   2,444   $   3,149    $  53,058
Depreciation & Amortization         $   6,664    $   9,288   $   7,138    $  13,061   $     945   $   3,459    $  40,555



Dollars In thousands                                             1998
-------------------------------------------------------------------------------------------------------------------------
                                                                                                 Eliminations
                                                                           European   Other      & Corporate
                                              Domestic Segments            Segment   Segments       Items       Total
-----------------------------------------------------------------------   -----------------------------------------------
                                    Scientific,
                                    Technical,   Professional/
                                    and Medical     Trade      College
-------------------------------------------------------------------------------------------------------------------------
Revenues
-External Customers                $ 123,080    $  90,564   $  76,317    $ 122,385   $  54,735   $    --      $ 467,081
-Intersegment Sales                    6,741       11,701      14,558       11,164         344     (44,508)        --
------------------------------------------------------------------------------------------------------------------------
-Total Revenues                    $ 129,821    $ 102,265   $  90,875    $ 133,549   $  55,079   ($ 44,508)   $ 467,081
------------------------------------------------------------------------------------------------------------------------
Direct Contribution To Profit      $  55,405    $  19,881   $  17,833    $  37,185   $   7,679        --      $ 137,983
------------------------------------------------------------------------------------------------------------------------
Shared Services & Admin. Costs                                                                                  (92,720)
Unusual Items                                                                                                    16,893
------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                                                 62,156
Interest Expense-Net                                                                                             (4,070)
------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                                                                           $  58,086
------------------------------------------------------------------------------------------------------------------------
Assets                             $  62,103    $  83,166   $  32,625    $ 158,933   $  17,626   $ 152,461    $ 506,914
Expenditures For Long-Lived Assets $  12,231    $  37,128   $   7,823    $   8,641   $   1,068   $   5,755    $  72,646
Depreciation & Amortization        $   5,619    $   9,152   $   7,698    $  11,628   $   1,034   $   3,035    $  38,166


Dollars In thousands                                              1997
-------------------------------------------------------------------------------------------------------------------------
                                                                                                 Eliminations
                                                                           European   Other      & Corporate
                                              Domestic Segments            Segment   Segments       Items       Total
-----------------------------------------------------------------------   -----------------------------------------------
                                    Scientific,
                                    Technical,   Professional/
                                    and Medical     Trade      College
-------------------------------------------------------------------------------------------------------------------------
Revenues
-External Customers                  $ 111,873    $  83,896   $  70,144    $ 110,879   $  55,182   $    --     $ 431,974
-Intersegment Sales                      6,466       11,863      13,140        5,995         320     (37,784)       --
-------------------------------------------------------------------------------------------------------------------------
-Total Revenues                      $ 118,339    $  95,759   $  83,284    $ 116,874   $  55,502   ($ 37,784)  $ 431,974
-------------------------------------------------------------------------------------------------------------------------
Direct Contribution To Profit        $  51,208    $  13,408   $  13,580    $  32,929   $  11,204        --     $ 122,329
-------------------------------------------------------------------------------------------------------------------------
Shared Services & Admin. Costs                                                                                   (87,532)
-------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                                                  34,797
Interest Expense-Net                                                                                              (3,944)
-------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                                                                            $  30,853
-------------------------------------------------------------------------------------------------------------------------
Assets                               $  53,794    $  70,147   $  37,079    $ 165,997   $  21,118   $ 109,809   $ 457,944
Expenditures For Long-Lived Assets   $   9,197    $  13,356   $   7,159    $ 105,045   $   1,583   $   1,974   $ 138,314
Depreciation & Amortization          $   4,159    $   8,244   $   8,233    $   8,858   $     989   $   3,781   $  34,264


          Intersegment sales are generally made at a fixed discount from list price. Shared services and administrative costs include costs for such services as information technology, distribution, occupancy, human resources, finance and administration. These costs are not allocated as they support the Company's worldwide operations. Corporate assets primarily consist of cash and cash equivalents, deferred tax benefits, and certain property and equipment. Unusual items amounting to $16,893 in 1998 relate to the gain on the sale of the domestic law publishing program, net of a write-down of certain intangible assets and other items. Export sales from the United States to unaffiliated international customers amounted to approximately $60.5, $56.5 and $51.4 million in 1999, 1998, and 1997, respectively. The pretax income for consolidated international operations was approximately $17.3, $14.1, $16.5 million in 1999, 1998, and 1997, respectively.

          Worldwide revenues for the Company's core product lines were as follows:

Dollars in thousands                                     Revenues
--------------------------------------------------------------------------------
                                              1999          1998          1997
--------------------------------------------------------------------------------
Scientific, Technical, and Medical          $232,594      $217,331      $199,206
Professional/Trade                           156,713       137,270       126,899
Educational                                  119,128       112,480       105,869
--------------------------------------------------------------------------------
Total                                       $508,435      $467,081      $431,974
--------------------------------------------------------------------------------

          Revenues from external customers and long-lived assets by geographic area were as follows:

Dollars in thousands         Revenues                   Long-Lived Assets
--------------------------------------------------------------------------------
                    1999       1998       1997       1999       1998       1997
--------------------------------------------------------------------------------
Domestic         $278,783   $253,429   $229,990   $121,643   $123,609   $104,498
International     229,652    213,652    201,984    137,938    130,102    136,307
--------------------------------------------------------------------------------
Total            $508,435   $467,081   $431,974   $259,581   $253,711   $240,805
================================================================================

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

          The Company provides life insurance and health care benefits, subject to certain dollar limitations and retiree contributions, for substantially all of its retired domestic employees. The cost of such benefits is expensed over the years that the employees render service and is funded on a pay-as-you-go, cash basis. The accumulated postretirement benefit obligation amounted to $.3 million at April 30, 1999 and 1998, and the amount expensed in fiscal 1999 and prior years was not material.

          The components of net pension expense for the defined benefit plans were as follows:

Dollars in thousands                               1999       1998       1997
------------------------------------------------------------------------------
Service Cost                                     $ 4,960    $ 3,913    $ 3,372
Interest Cost                                      6,498      5,883      5,168
Expected Return on Plan Assets                    (6,684)    (5,460)    (5,039)
Net Amortization of Prior Service Cost               356        355        294
Net Amortization of Unrecognized Transition Asset   (850)      (852)      (849)
Recognized Net Actuarial Gain                       (157)       (59)       (62)
------------------------------------------------------------------------------
Net Pension Expense                              $ 4,123      3,780      2,884
------------------------------------------------------------------------------

          In fiscal 1999, the domestic plan was amended to provide that final average compensation be based on the highest three consecutive years ended December 31, 1995. The Company may, but is not required to, update from time to time the ending date for the three-year period used to determine final average compensation. The amendment had the effect of increasing pension expense for fiscal 1999 by $.2 million. The net pension expense included above for the international plans amounted to approximately $2.6, $2.1 and $1.5 million for 1999, 1998, and 1997, respectively.

          The following table sets forth the changes in and the status of the plans' assets and benefit obligations. The unfunded plans primarily relate to a non-U.S. subsidiary, which is governed by local statutory requirements, and the domestic supplemental retirement plans for certain officers and senior management personnel.


                                                           1999                             1998
-------------------------------------------------------------------------------------------------------------
                                              Assets Exceed     Accumulated    Assets Exceed     Accumulated
                                              Accumulated        Benefits       Accumulated       Benefits
Dollars in thousands                            Benefits          Assets          Benefits         Assets
-------------------------------------------------------------------------------------------------------------
Plan Assets
Fair Value, beginning of year                     $ 84,262       $   --          $ 68,385        $   --
Actual Return on Plan Assets                         9,780           --            16,411            --
Employer Contributions                               1,866           --             1,610            --
Participants' Contributions                            227           --                 2            --
Benefits Paid                                       (2,621)          --            (2,587)           --
Foreign Currency Rate Changes                       (1,125)          --               441            --
------------------------------------------------------------------------------------------------------------
Fair Value, end of year                           $ 92,389       $   --          $ 84,262         $  --
------------------------------------------------------------------------------------------------------------
Benefit Obligation
Balance, beginning of year                        $(63,429)     $(20,506)        $(57,226)       $(19,895)
Service Cost                                        (4,122)         (838)          (3,172)           (741)
Interest Cost                                       (5,057)       (1,441)          (4,547)         (1,336)
Amendments                                          (1,748)         --               (879)           --
Actuarial Loss/(Gain)                               (4,133)       (1,902)            --              (241)
Benefits paid                                        2,621           963            2,587           1,100
Foreign Currency Rate Changes                          915           382             (192)            607
------------------------------------------------------------------------------------------------------------
Balance, end of year                              $(74,953)     $(23,342)        $(63,429)       $(20,506)
------------------------------------------------------------------------------------------------------------
Funded Status - Excess (Deficit)                    17,436       (23,342)          20,833         (20,506)
Unrecognized Net Transition Asset                   (1,928)        --              (2,907)           --
Unrecognized Net Actuarial Loss (Gain)             (16,800)        2,630          (18,738)         1,639
Unrecognized Prior Service Cost                      3,830         1,085            2,401            593
------------------------------------------------------------------------------------------------------------
Net Prepaid (Accrued) Pension Cost                $  2,538      $(19,627)        $  1,589       $(18,274)
------------------------------------------------------------------------------------------------------------


The weighted average assumption used in determining these amounts were as follows:
------------------------------------------------------------------------------------------------------------
Discount Rate                                         7.2%          6.8%             7.9%           7.0%
------------------------------------------------------------------------------------------------------------
Expected Return On Plan Assets                        8.0%            -%             8.0%             -%
------------------------------------------------------------------------------------------------------------
Rate of Compensation Increase                         2.3%          4.8%             2.5%           4.8%
------------------------------------------------------------------------------------------------------------

Stock Compensation Plans

          Under the Company's Key Employee Stock Plan, qualified employees are eligible to receive awards that may include stock options, performance stock awards, and restricted stock awards up to a maximum per year of 3% of Class A stock outstanding and subject to an overall maximum of 8,000,000 shares through the year 2000. As of April 30, 1999, approximately 1,274,432 shares were available for future grants.

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

          The Company elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost is recognized for fixed stock option grants. Had compensation cost been recognized, net income would have been reduced on a pro forma basis by $1.1 million, or $.02 per diluted share, in 1999; $.6 million, or $.01 per diluted share, in 1998; and $.4 million, or $.01 per diluted share, in 1997. For the pro forma calculations, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1999, 1998, and 1997: risk-free interest rate of 5.6%, 6.5%, and 7.1%, respectively; dividend yield of 1.2%, 1.3%, and 1.5%, respectively; volatility of 23.2% 18.1%, and 22.0%, respectively; and expected life of nine years for all years.


          A summary of the activity and status of the Company's stock option plans follows:

                                               1999                        1998                        1997
------------------------------------------------------------------------------------------------------------------------
                                                      Weighted                    Weighted                    Weighted
                                                      Average                     Average                     Average
                                     Options      Exercise Price  Options     Exercise Price    Options    Exercise Price
------------------------------------------------------------------------------------------------------------------------

Outstanding at beginning of year    4,207,636          5.18      4,167,756         4.47        4,114,652       3.84
Granted                               958,636         13.88        598,712         8.63          573,396       7.59
Exercised                            (345,388)         3.26       (550,332)        3.53         (429,292)      2.71
Canceled                                    -             -         (8,500)        6.47          (91,000)      4.31
------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year          4,820,884          7.04      4,207,636         5.18        4,167,756       4.47
------------------------------------------------------------------------------------------------------------------------
Exercisable at end of year          2,578,964          4.05      2,162,272         3.38        2,415,764       3.05

          The weighted average fair value of options granted during the year was $5.25, $3.17 and $3.01 in 1999, 1998 and 1997, respectively.

          A summary of information about stock options outstanding and options exercisable at April 30, 1999, follows:

                       Options Outstanding         Options Exercisable
------------------------------------------------------------------------
                                 Weighted   Weighted
                     Number      Average    Average   Number    Average
    Range of           Of       Remaining   Exercise    Of      Exercise
 Exercise Prices    Options       Term       Price    Options    Price
------------------------------------------------------------------------
$ 1.97 to $ 3.06    1,456,748   2.5 years   $ 2.54   1,456,748    $2.54
$ 5.17                642,168   5.1 years   $ 5.17     622,836    $5.17
$ 6.56 to $ 14.59   2,721,968   7.8 years   $ 9.90     499,380    $7.09
------------------------------------------------------------------------
Total               4,820,884   5.9 years   $ 7.04   2,578,964    $4.05
------------------------------------------------------------------------

          Under the terms of the Company's executive long-term incentive plans, upon the achievement of certain three-year financial performance-based targets, awards will be payable in restricted shares of the Company's Class A Common stock. The restricted shares vest equally as to 50% on the first and second anniversary date after the date the award is earned. Compensation expense is charged to earnings over the respective three-year period. In addition, the Company granted restricted shares of the Company's Class A Common stock to key executive officers and others in connection with their employment. The restricted shares generally vest one-third at the end of the third, fourth, and fifth years, respectively, following the date of the grant. Under certain circumstances relating to a change of control or termination, as defined, the restrictions would lapse and shares would vest earlier. Compensation expense is charged to earnings ratably over five years, or sooner if vesting is accelerated, from the dates of grant. Restricted shares issued in connection with the above plans amounted to 114,400, 153,948 and 102,552 shares at weighted-average grant-date fair values of $14.55, $8.40 and, $7.25 per share in 1999, 1998, and 1997, respectively. Compensation expense charged to earnings for the above amounted to $3.0, $2.6 million, and $1.5 million in 1999, 1998, and 1997, respectively.

          Under the terms of the Company's Director Stock Plan, each member of the Board of Directors who is not an employee of the Company is awarded Class A Common stock equal to 50% of the board member's annual cash compensation, based on the market value of the stock on the date of the shareholders' meeting. Directors may also elect to receive all or a portion of their cash compensation in stock. Under this plan 15,884, 28,196 and 41,096 shares were issued in 1999, 1998, and 1997, respectively. Compensation expense related to this plan amounted to approximately $.5 million, $.3 million, and $.3 million in 1999, 1998, and 1997, respectively.

Capital Stock and Changes in Capital Accounts

          Preferred stock consists of 2,000,000 authorized shares with $1 par value. To date, no preferred shares have been issued. Common stock consists of 90,000,000 authorized shares of Class A Common, $1 par value, and 36,000,000 authorized shares of Class B Common, $1 par value.

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

          In fiscal 1999, the Company completed its existing stock repurchase program for up to 4 million shares, and announced a new stock repurchase program for up to an additional 4 million shares of its Class A common stock. The shares will be purchased from time to time in the open market and through privately negotiated transactions. To date through April 30, 1999, the Company has repurchased 270,000 shares for a cost of approximately $5.5 million under the new program.

          Accumulated other comprehensive income balances consist solely of cumulative foreign currency translation adjustments.

     Changes in selected capital accounts were as follows:

                                                                        Additional
                                                     Common Stock        Paid-in     Treasury
---------------------------------------------------------------------------------------------
Dollars in thousands                              Class A    Class B     Capital       Stock
---------------------------------------------------------------------------------------------
Balance at May 1, 1996                           $ 16,412   $  4,086    $ 31,615    $(33,493)
Director Stock Plan Issuance                         --         --           217          85
Executive Long-Term Incentive Plan Issuance          --         --           132          47
Purchase of Treasury Shares                          --         --          --       (10,506)
Restricted Share Issuance                            --         --           337         149
Issuance of Shares Under Employee Savings Plan       --         --           212          84
Exercise of Stock Options                             108       --         1,056        --
Other                                                  49        (49)        763           4
Retroactive Effect of Two 2-For-1 Stock Splits     49,707     12,111     (34,332)       --
---------------------------------------------------------------------------------------------
Balance at May 1, 1997                           $ 66,276   $ 16,148    $      0    $(43,630)
Director Stock Plan Issuance                         --         --           217          67
Executive Long-Term Incentive Plan Issuance          --         --           192          73
Purchase of Treasury Shares                          --         --          --        (4,281)
Restricted Share Issuance                            --         --         1,862         270
Issuance of Shares Under Employee Savings Plan       --         --           316         101
Exercise of Stock Options                             551       --         3,037         (99)
Other                                                 279       (279)       --          --
---------------------------------------------------------------------------------------------
Balance at May 1, 1998                           $ 67,106   $ 15,869    $  5,624    $(47,499)
Director Stock Plan Issuance                         --         --           207          46
Executive Long-Term Incentive Plan Issuance          --         --           233          52
Purchase of Treasury Shares                          --         --          --       (38,549)
Restricted Share Issuance                            --         --         2,754         349
Issuance of Shares Under Employee Savings Plan       --         --           461          86
Exercise of Stock Options                             215       --         3,766         373
Other                                                 227       (227)       --          --
---------------------------------------------------------------------------------------------
Balance at April 30, 1999                        $ 67,548   $ 15,642    $ 13,045    $(85,142)
---------------------------------------------------------------------------------------------


                     Management's Discussion and Analysis of
                       Financial Condition and Results of
                                   Operations


Results of Operations:
Fiscal 1999 Compared to Fiscal 1998

          The Company registered another year of strong earnings growth and margin improvement through a combination of revenue gains and cost containment measures.

          Revenues for the year increased 9% to $508.4 million reflecting improvement in all the Company's core businesses. Professional / trade publishing worldwide revenues advanced 14% over the prior year driven by volume growth attributable to a strong frontlist and backlist as well as increased sales through online accounts. Scientific, technical and medical publishing worldwide revenues increased 7% primarily related to the journal publishing programs. Worldwide educational revenues advanced 6%, led by an 8% increase in the domestic college division as a result of market share gains attributable to a strong frontlist.

          Cost of sales as a percentage of revenues was 34.2% in 1999 compared with 35.1% in the prior year, primarily reflecting lower paper, printing and binding costs.

          Operating and administrative expenses increased 4.5% over the prior year. Expenses as a percentage of revenues declined to 51.4%, compared with 53.5% in the prior year, as the rate of growth in expenses was contained at less than the revenue growth rate.

          Operating income increased 41% over the prior year, excluding the unusual items pre-tax gain in the prior year of $16.9 million. The operating income margin reached 12.5% compared with 9.7% in the prior year.

          Interest income increased by $1.9 million due to higher cash balances compared with the prior year.

          The effective tax rate was 36% compared with 37% in the prior year.

          Net income increased 48% to 39.7 million, excluding the unusual items net gain of $9.7 million after taxes in the prior year.

Results of Operations:
Fiscal 1998 Compared to Fiscal 1997

          The Company continued to grow and strengthen its core businesses. In fiscal 1998, the Company sold its domestic law publishing program for $26.5 million, and reinvested the proceeds by acquiring the publishing assets of Van Nostrand Reinhold (VNR) for $28.5 million in cash. The domestic law program had limited potential for the Company. VNR reinforced the Company's strong position in four core subject areas: architecture / design, environmental / industrial science, culinary arts / hospitality, and business technology.

          Fiscal 1998 income includes unusual items amounting to a pre-tax gain of $16.9 million, or $9.7 million after taxes, equal to $0.14 per diluted share, relating to the gain on the sale of the domestic law publishing program, net of a write-down of certain intangible assets and other items.

          Revenues increased 8% over the prior year to $467.1 million reflecting improvement in all of the Company's core businesses. Worldwide revenue increases over the prior year included 9% for scientific, technical, and medical publishing; 8% for professional/trade publishing; and 6% for educational publishing, led by the domestic college division, which increased 9%. The strong U.S. dollar depressed revenues in some of the Company's overseas markets.

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

Liquidity and Capital Resources

          The Company's cash and cash equivalents balance was $149.0 million at the end of fiscal 1999, compared with $127.4 million at the end of the prior year. Cash provided by operating activities was $117.9 million in fiscal 1999, an increase of $13.8 million compared with the prior year.

          The Company's operating cash flow is strongly affected by the seasonality of its domestic college business and receipts from its journal subscriptions. Receipts from journal subscriptions occur primarily during November and December from companies commonly referred to as independent subscription agents. These companies facilitate the journal ordering process by consolidating the subscription orders/billings of each subscriber with various publishers. Monies are collected in advance from subscribers by the subscription agents and are remitted to the Company, generally prior to the commencement of the subscriptions. Although at fiscal year-end, the Company had minimal credit risk exposure to these agents, future calendar year subscription receipts from these agents are highly dependent on their financial position and liquidity. Subscription agents account for approximately 28% of total consolidated revenues and no one agent accounts for more than 6% of total consolidated revenues.

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

          The capital expenditures of the Company consist primarily of investments in product development and property and equipment. Capital expenditures for fiscal 2000 are expected to increase approximately 20% over 1999, primarily representing investments in product development, including electronic media products, and computer equipment upgrades to support the higher volume of business to ensure efficient, quality-driven customer service. These investments will be funded primarily from internal cash generation or from the liquidation of cash equivalents.

Market Risk

          The Company is exposed to market risk primarily related to interest rates and foreign exchange. It is the Company's policy to monitor these exposures and to use derivative financial investments from time to time to reduce fluctuations in earnings and cash flows when it is deemed appropriate to do so. The Company does not use derivative financial investments for trading or speculative purposes.

Interest Rates

          The Company had a $125 million variable rate term loan outstanding at April 30, 1999 and 1998, which approximated fair value. The Company did not use any derivative financial investments to manage this exposure. A hypothetical 10% adverse change in interest rates for this variable rate debt would negatively affect net income and cash flow by approximately $.5 million.

Foreign Exchange Rates

          The Company is exposed to foreign exchange movements primarily in European, Asian, Canadian and Australian currencies. Consequently, the Company, from time to time, enters into forward exchange contracts as a hedge against its overseas subsidiaries' foreign currency asset, liability, commitment, and anticipated transaction exposures, including intercompany purchases. There were no open foreign exchange contracts at April 30, 1999 or 1998.

Effects of Inflation and Cost Increases

          Although the impact of inflation is somewhat minimized as paper prices continued to decline during fiscal 1999 and the business does not require a high level of investment in property and equipment, the Company, from time to time, does experience cost increases reflecting, in part, general inflationary factors. To mitigate the effects of cost increases, the Company has taken a number of initiatives including various steps to lower overall production and manufacturing costs including substitution of paper grades. In addition, selling prices have been selectively increased as competitive conditions permit. The Company anticipates that it will be able to continue this approach in the future.

Year 2000 Issues

          The Company has essentially completed the review of its systems and products to determine the extent and impact of the year 2000 issues. Many of the systems are new and were designed to accommodate the year 2000 issue when originally installed. The Company is well along in the process of implementing the needed changes, and systems testing has begun. The Company currently anticipates substantially completing corrective measures and testing of its systems and products by September 30, 1999. The total cost to remedy the situation is currently estimated to be approximately $2.5 million, of which $2.0 million has been expended to date. Subsequent to the fiscal year-end, the Company acquired the Jossey-Bass publishing company and is currently in the process of evaluating the status of the year 2000 remediation efforts at that company.

          The Company has communicated with its customers and suppliers and is in the process of assessing how they intend to resolve their year 2000 issues. The Company at this time is not able to form an opinion as to whether its customers or suppliers will be able to resolve their year 2000 issues in a satisfactory and timely manner, or the magnitude of the adverse impact it would have on the Company's operations, if they fail to do so.

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

New Accounting Standards

          In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use", which requires that certain costs incurred in developing or obtaining internal use software be capitalized and amortized over the useful life of the software. The Company will be required to adopt SOP 98-1 beginning next fiscal year and is evaluating the effect this will have on its consolidated financial statements. Currently, the Company expenses most of these costs as incurred. The Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which specifies the accounting and disclosure requirements for such instruments, and is effective for the Company's fiscal year beginning on May 1, 2001. It is anticipated that the adoption of this new accounting standard will not have a material effect on the consolidated financial statements of the Company.

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

               Results by Quarter (Unaudited)


John Wiley & Sons, Inc. and Subsidiaries

Dollars in thousands except per share data

                            1999                1998
-----------------------------------------------------------
Revenues
  First quarter         $  122,091           $ 112,086
  Second quarter           123,640             115,886
  Third quarter            137,976             124,350
  Fourth quarter           124,728             114,759
-----------------------------------------------------------
  Fiscal year           $  508,435           $ 467,081
-----------------------------------------------------------
Operating Income
  First quarter           $ 17,066           $  13,711
  Second quarter            15,306              10,326
  Third quarter             21,282              31,806 (a)
  Fourth quarter            10,000               6,313
-----------------------------------------------------------
  Fiscal year            $  63,654           $  62,156 (a)
-----------------------------------------------------------
Net Income
  First quarter          $  10,564           $   8,082
  Second quarter             9,275               5,639
  Third quarter             13,358              18,638 (a)
  Fourth quarter             6,512               4,229
-----------------------------------------------------------
  Fiscal year            $  39,709           $  36,588 (a)
-----------------------------------------------------------


Income Per Share     Diluted     Basic     Diluted      Basic
---------------------------------------------------------------

  First quarter       $.17       $.16      $.12        $.13
  Second quarter       .14        .15       .09         .09
  Third quarter        .20        .21       .28 (a)     .30 (a)
  Fourth quarter       .10        .11       .06         .07
  Fiscal year          .60        .63       .55 (a)     .58 (a)
----------------------------------------------------------------


(a) Fiscal 1998 includes unusual items amounting to a pretax gain of $16,893 or $9,713 after tax, equal to $.14 per diluted share ($.15 per basic share) relating to the gain on the sale of the domestic law publishing program, net of a write-down of certain intangible assets and other items.

        Quarterly Share Prices, Dividends and Related Stockholder Matters

          The Company's Class A and Class B shares are listed on the New York Stock Exchange under the symbols JWA and JWB, respectively. Dividends per share and the market price range by fiscal quarter for the past two fiscal years were as follows:

                    Class A Common Stock   Class B Common Stock
                   ---------------------- ----------------------
                            Market Price           Market Price
                   Divi-   --------------- Divi-  --------------
                   dends   High     Low    dends   High    Low
  -------------------------------------------------------------
  1999
  First quarter    $.0319 $16.06  $13.31  $.0281   $16.05$13.33
  Second quarter    .0319  18.28   14.07   .0281    18.44 14.25
  Third quarter     .0319  24.16   16.63   .0281    24.88 17.66
  Fourth quarter    .0319  23.47   19.25   .0281    23.41 19.31
  -------------------------------------------------------------
  1998
  First quarter    $.0281  $8.63   $7.47  $.0250    $8.75 $7.50
  Second quarter    .0281  11.10    7.88   .0250    11.06  7.91
  Third quarter     .0281  14.25   11.02   .0250    14.10 11.13
  Fourth quarter    .0281  14.00   12.33   .0250    14.00 12.27

          As of April 30, 1999, the approximate number of holders of the Company's Class A and Class B Common Stock were 1,262 and 184, respectively, based on the holders of record and other information available to the Company.

          The Company's credit agreement contains certain restrictive covenants related to the payment of dividends and share repurchases. Under the most restrictive covenant, approximately $58 million was available for such restricted payments. Subject to the foregoing, the Board of Directors considers quarterly the payment of cash dividends based upon its review of earnings, the financial position of the Company, and other relevant factors.

                             Selected Financial Data


John Wiley & Sons, Inc. and Subsidiaries
Dollars in thousands except per share data

                                           For the years ended April 30
--------------------------------------------------------------------------------------------
                             1999       1998            1997        1996            1995
--------------------------------------------------------------------------------------------

Revenues                 $508,435     $467,081        $431,974     $362,704        $331,091
Operating Income           63,654       62,156 (a)      34,797       32,955          26,879
Net Income                 39,709       36,588 (a)      20,340       24,680 (b)      18,311
Working Capital            60,870       59,257          39,783       31,515          11,241
Total Assets              528,552      506,914         457,944      284,501         247,481
Long-Term Debt            125,000      125,000         125,000           --              --
Shareholders' Equity      162,212      160,751         128,983      117,982          98,832
-------------------------------------------------------------------------------------------
Per Share Data
Income Per Share
  Diluted                     .60          .55 (a)         .31           .37 (b)        .28
  Basic                       .63          .58 (a)         .32           .39 (b)        .29


Cash Dividends
  Class A Common            .1275          .11           .1000            .08         .0775
  Class B Common            .1125          .10           .0875            .07         .0688
  Book Value-End of Year     2.60         2.51            2.03           1.83          1.55
----------------------------------------

(a) Fiscal 1998 includes unusual items amounting to a pretax gain of $16,893 or $9,713 after tax, equal to $.14 per diluted share ($.15 per basic share) relating to the gain on the sale of the domestic law publishing program, net of a write-down of certain intangible assets and other items. Excluding the unusual items, operating income would have been $45,263 and net income would have been $26,875, or $.41 per diluted share and $.43 per basic share.

(b) Fiscal 1996 net income includes interest income after taxes of $2.6 million, or $.04 per diluted and basic share, received on the favorable resolution of amended tax return claims.

Schedule II

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED APRIL 30, 1999, 1998 AND 1997

                             (Dollars in Thousands)


                                                       Additions
                                               --------------------------
                                     Balance at  Charged to                   Deductions      Balance at
                                     Beginning    Cost &          From           From           End of
Description                          of Period    Expenses    Acquisitions     Reserves         Period
------------------------------------------------------------------------------------------------------

Year Ended April 30, 1999
     Allowance for sales returns(1)    $33,411    $34,213        $  --         $33,411         $34,213
     Allowance for doubtful accounts   $ 8,165    $ 2,053        $  --         $ 2,607(2)      $ 7,611

Year Ended April 30, 1998
     Allowance for sales returns(1)    $27,099    $32,945        $  --         $26,633         $33,411
     Allowance for doubtful accounts   $ 7,414    $ 3,445        $  --         $ 2,694(2)      $ 8,165

Year Ended April 30, 1997
     Allowance for sales returns(1)    $20,786    $26,396       $   357         $20,440        $27,099
     Allowance for doubtful accounts   $ 6,049    $ 2,591       $ 1,548         $ 2,774(2)     $ 7,414

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


                                               JOHN WILEY & SONS, INC.
                                            ------------------------------------
                                                      (Company)


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

Dated:  June 24, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons constituting directors of the Company on June 24, 1999.


/s/  Warren J. Baker                    /s/  William J. Pesce
---------------------------             ---------------------------
     Warren J. Baker                         William J. Pesce


s/   H. Allen Fernald                   /s/  William R. Sutherland
---------------------------             ---------------------------
     H. Allen Fernald                        William R. Sutherland



---------------------------             ----------------------------
     Gary J. Fernandes                       Thomas M. Taylor


/s/  Larry Franklin                     /s/  Bradford Wiley II
---------------------------             ----------------------------
     Larry Franklin                          Bradford Wiley II


/s/  Henry A. McKinnell, Jr.            /s/  Peter Booth Wiley
---------------------------             ----------------------------
     Henry A. McKinnell, Jr.                 Peter Booth Wiley