Form 10-Q
period 1999-07-31
WILEY JOHN & SONS INC
filed 1999-09-13
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended July 31, 1999        Commission File No. 1-11507

                                       OR


[  ]               TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                          OF THE SECURITIES ACT OF 1934
                        For the transition period from to


                             JOHN WILEY & SONS, INC.
             (Exact name of Registrant as specified in its charter)


NEW YORK                                    13-5593032
--------------------------------------     -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

605 THIRD AVENUE, NEW YORK, NY              10158-0012
--------------------------------------     -----------------------------------
(Address of principal executive offices)    Zip Code

Registrant's telephone number,
including area code                         (212) 850-6000
                                           -----------------------------------



                              NOT APPLICABLE
             ----------------------------------------------------
             Former name, former address, and former fiscal year,
                          if changed since last report

Indicate by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding of each of the Registrant's classes of common stock as of July 31, 1999 were:

                      Class A, par value $1.00 - 49,818,393

                      Class B, par value $1.00 - 12,133,956


               This is the first page of a fourteen page document

                             JOHN WILEY & SONS, INC.

                                      INDEX





PART I - FINANCIAL INFORMATION                                       PAGE NO.
                                                                     --------

Item 1.    Financial Statements.


  Condensed Consolidated Statements of Financial Position - Unaudited
     as of July 31, 1999 and 1998 and April 30, 1999........................3

  Condensed Consolidated Statements of Income - Unaudited
     for the Three Months ended July 31, 1999 and 1998..................... 4


  Condensed Consolidated Statements of Cash Flow - Unaudited
     for the Three Months ended July 31, 1999 and 1998  ................... 5


  Notes to Unaudited Condensed Consolidated Financial Statements .........6-8


Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations .......................9-11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk..... 12

PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K................................13


"Safe Harbor" Statement under the
     Private Securities Litigation Reform Act of 1995......................13


SIGNATURES.................................................................14


EXHIBITS

27       Financial Data Schedule





                                   JOHN WILEY & SONS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                             (In thousands)

                                                (UNAUDITED)
                                                 July 31,             April 30,
                                             ----------------
Assets                                       1999        1998           1999
                                             ----        ----         ---------

Current Assets

     Cash and cash equivalents          $    4,173      94,821         148,970
     Accounts receivable                    77,680      72,929          53,785
     Inventories                            39,606      43,835          40,003
     Deferred income tax benefits            3,851         477           3,865
     Prepaid expenses                        8,976       8,071           9,347

                                           -------     -------        --------
            Total Current Assets           134,286     220,133         255,970

Product Development Assets                  40,655      34,992          38,099
Property and Equipment                      34,364      33,491          34,726
Intangible Assets                          308,890     180,051         174,911
Deferred income tax benefits                12,067      15,597          13,001
Other Assets                                11,810      10,811          11,845

                                           -------     -------         --------
  Total Assets                          $  542,072     495,075         528,552
                                           =======     =======         ========

Liabilities & Shareholders' Equity

Current Liabilities

     Notes payable                      $   26,000        -               -
     Accounts and royalties payable         54,476      48,918          34,708
     Deferred subscription revenues         72,851      66,838         110,143
     Accrued income taxes                    8,113       8,709           3,356
     Other accrued liabilities              41,423      35,560          46,893

                                           -------     -------         -------
  Total Current Liabilities                202,863     160,025         195,100

Long-Term Debt                             125,000     125,000         125,000
Other Long-Term Liabilities                 31,502      27,074          30,271
Deferred Income Taxes                       15,860      16,073          15,969

Shareholders' Equity                       166,847     166,903         162,212

                                           -------     -------         --------
   Total Liabilities & Shareholders'    $  542,072     495,075         528,552
     Equity                                =======     =======         ========


The accompanying Notes are an integral part of the condensed consolidated financial statements.




                              JOHN WILEY & SONS, INC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                             (In thousands except per share information)



                                                       Three Months
                                                      Ended July 31,
                                             ------------------------------
                                                1999               1998
                                             --------------   -------------

Revenues                                     $   136,980         122,091

Costs and Expenses
     Cost of sales                                47,542          42,367
     Operating and administrative expenses        63,740          60,374
     Amortization of intangibles                   3,129           2,284
                                             -----------       ------------
     Total Costs and Expenses                    114,411         105,025
                                             -----------       ------------

Operating Income                                  22,569          17,066

Interest Income and Other                            624           1,422
Interest Expense                                  (1,833)         (1,982)
                                             ------------      ------------

Interest Income (Expense) - Net                   (1,209)           (560)
                                             ------------      ------------
Income Before Taxes                               21,360          16,506
Provision For Income Taxes                         8,010           5,942

                                             ------------      ------------
Net Income                                   $    13,350          10,564
                                             ============      ============


Income Per Share

     Diluted                                 $      0.20            0.16
     Basic                                   $      0.22            0.17

Cash Dividends Per Share
     Class A Common                          $  0.035625        0.031875
     Class B Common                          $  0.031875        0.028125
Average Shares
     Diluted                                      65,281          66,437
     Basic                                        61,812          63,237


The accompanying Notes are an integral part of the condensed consolidated financial statements.




                                 JOHN WILEY & SONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED
                                          (In thousands)

                                                            Three Months
                                                           Ended July 31,
                                                    --------------------------
                                                         1999         1998
                                                    -----------     ----------

  Operating Activities
     Net income                                    $    13,350         10,564
     Non-cash items                                     21,822         18,786
     Net change in operating assets and liabilities    (51,499)       (41,351)
                                                    -----------     ----------
     Cash Used In Operating Activities                 (16,327)       (12,001)
                                                    -----------     ----------

  Investing Activities
     Additions to product development assets            (6,201)        (5,919)
     Additions to property and equipment                (1,371)        (2,142)
     Acquisition of publishing assets                 (139,327)        (8,396)
                                                      ----------    ----------
     Cash Used in Investing Activities                (146,899)       (16,457)
                                                      ----------    ----------

  Financing Activities
     Purchase of treasury shares                        (6,983)        (2,285)
     Net borrowings of short-term debt                  26,000              -
     Cash dividends                                     (2,168)        (1,988)
     Proceeds from exercise of stock options               401            419
                                                       ---------     ----------
     Cash Provided by (Used for) Financing Activities   17,250         (3,854)
                                                       ---------     ----------

  Effects of Exchange Rate Changes on Cash               1,179           (272)
                                                       ---------     ----------

Cash and Cash Equivalents

     Decrease for Period                              (144,797)       (32,584)
     Balance at Beginning of Period                    148,970        127,405
                                                      ---------      ---------
     Balance at End of Period                      $     4,173         94,821
                                                      =========      =========

Cash Paid During the Period for

     Interest                                      $     1,668          1,960
     Income taxes                                  $     3,501          5,192


 The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of July 31, 1999 and 1998, and April 30, 1999, and results of operations and cash flows for the periods ended July 31, 1999 and 1998. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 1999.
2. The results for the three months ended July 31, 1999 are not necessarily indicative of the results to be expected for the full year.
3. A reconciliation of the shares used in the computation of income per share follows:


                                                               Three Months
                                                               Ended July 31
                                                            ------------------
                                                             1999       1998
                                                            -------    -------
                                                                  (thousands)

   Weighted average shares outstanding                      62,331       63,998
   Less:  Unearned deferred compensation shares               (519)        (761)
                                                            -------    --------
   Shares used for basic income per share                   61,812       63,237
   Dilutive effect of stock options and other stock awards   3,469        3,200
                                                            -------    --------
   Shares used for diluted income per share                 65,281       66,437
                                                            -------    --------


4. Inventories were as follows:


                                               July 31,           April 30,
                                        ----------------------
                                          1999         1998          1999
                                        ----------  ----------   ----------
                                                       (thousands)

     Finished goods                    $34,873        $35,748       $34,485

     Work-in-process                     3,128          6,236         5,325

     Paper, cloth and other              3,519          4,026         2,007
                                      ---------       --------      -------

                                        41,520         46,010        41,817

     LIFO reserve                       (1,914)        (2,175)       (1,814)
                                      ---------       --------      --------

     Total inventories                 $39,606        $43,835       $40,003
                                      ---------       --------      --------

                   JOHN WILEY & SONS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5. Comprehensive income was as follows:


                                                     Three Months
                                                   Ended July 31,
                                         --------------------------------
                                             1999              1998
                                         --------------    --------------
                                                      (thousands)

     Net Income                          $      13,350      $   10,564

     Other Comprehensive
     Income (Loss) - Foreign
     Currency Translation
     Adjustments                                    56          (1,330)
                                           -----------      ------------

     Comprehensive Income                $      13,406      $    9,234
                                           -----------      ------------


6. In the first quarter of fiscal year 2000, the Company acquired certain higher education titles for approximately $58 million in cash, and the Jossey-Bass publishing company for approximately $82 million in cash, from Pearson Inc. The acquisitions were financed by available cash balances
     and  short-term  lines of credit.  The higher  education   titles  include
     such   disciplines  as  biology/anatomy  and   physiology,  engineering,
     mathematics,   economics/finance  and  teacher   education.  Jossey-Bass
     publishes books and journals for professionals and executives in such areas as business, psychology and educational/health management. The acquisitions  have been accounted for  by  the  purchase  method,  and  the accompanying  financial  statements  include  the net assets  acquired  and
     results of operations  since the dates of acquisition.   The  cost  of the
     acquisitions has been allocated on the basis of preliminary estimates of the fair values of the assets acquired and the liabilities assumed. Final asset and liability fair values may differ based on appraisals and tax bases, however, it is anticipated that any changes will not have a
     material effect in the aggregate on the  consolidated   financial position
     of the Company. The excess of cost over the preliminary estimate of the fair value of the tangible assets acquired amounted to approximately
     $138 million,  relating   primarily  to  acquired  publication  rights and
     goodwill, and is being amortized on a straight line basis over estimated average lives ranging from 10 to 20 years.

7. In the first quarter of fiscal year 2000, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" issued by the American Institute of Certified Public Accounts. SOP 98-1 requires that certain costs incurred in developing or obtaining internal use software be capitalized and amortized over the useful life of the software. Previously, the Company expensed most of these costs as incurred. The adoption of SOP 98-1 had the effect of increasing net income in the first quarter of fiscal year 2000 by approximately $400,000.

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Segment information was as follows:

                                         Three Months Ended July 31,
                             --------------------------------------------------
                                        1999                     1998
                             -------------------------   ----------------------
                                                 (thousands)

                                     Inter-                      Inter-
                           External  segment          External  segment
Revenues                   Customers Sales    Total   Customers  Sales   Total
                           -------------------------- -------------------------

Domestic Segments:
  Scientific, Tech, & Med. $33,454   1,622   35,076   $30,517    1,365   31,882
  Professional/Trade        26,249   3,122   29,371    19,972    2,688   22,660
  College                   30,532   4,880   35,412    28,079    4,128   32,207
European Segment            31,635   2,692   34,327    30,365    2,784   33,149
Other Segments              15,110     103   15,213    13,158      133   13,291
Eliminations                  -    (12,419) (12,419)      -    (11,098  (11,098)
                           -------------------------  -------------------------
Total Revenues             $136,980     -   136,980  $122,091      -    122,091
                           -------------------------  -------------------------


Direct Contribution to Profit
Domestic Segments:
  Scientific, Technical, and Medical                  $14,875           $13,077
  Professional/Trade                                    4,092             2,497
  College                                              13,273            11,638
European Segment                                       11,038            10,699
Other Segments                                          2,366             1,442
                                                      -------           -------
Total Direct Contribution to Profit                    45,644            39,353

Shared Services and Admin. Costs                      (23,075)          (22,287)
                                                      -------           -------

Operating Income                                       22,569            17,066

Interest Expense - Net                                 (1,209)             (560)
                                                      -------           -------

Income Before Taxes                                   $21,360           $16,506
                                                      -------           -------

As a result of recent acquisitions, total assets for the Professional/Trade segment and College segment increased to approximately $164 million and $107 million, respectively.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

     During this seasonal period of cash usage, operating activities used $16.3 million of cash, or $4.3 million more than the prior year's comparable quarter. The increase was primarily due to higher expense levels and payments of accrued liabilities. The use of cash during this period is consistent with the seasonality of the journal subscription and the educational sector's receipts cycle that occurs, for the most part, later in the fiscal year.

     Investing activities used $146.9 million during the current quarter, or $130.4 million more than the comparable prior year's quarter, as the Company continued to expand its core publishing programs through acquisitions including the Jossey-Bass publishing company and certain higher education titles from Pearson Inc. as more fully described in note 6.

     Financing activities primarily reflect the purchase of treasury shares, dividend payments, and additional short-term borrowings of $26 million at a floating interest rate of 5.6% to partially finance the acquisitions noted above.

RESULTS OF OPERATIONS
FIRST QUARTER ENDED JULY 31, 1999

     Revenues for the first quarter advanced 12% to $137.0 million compared with $122.1 million in the prior year. Operating income for the current quarter increased 32% to $22.6 million, compared with $17.1 million in the prior year. Net income advanced 26% to $13.4 million.

     All segments of the business contributed to the improvement in operating results through the combined effect of revenue growth and cost containment. Overall, approximately half of the Company's revenue growth for the quarter was attributable to the acquisitions completed during the quarter, namely the Jossey-Bass publishing company and certain higher education titles, as more fully described in note 6. After financing costs these acquisitions had a minimal impact on net income. The Company's overall strategy of gaining market share in its core businesses by growing organically and through targeted acquisitions, while at the same time improving margins, is working.

     Cost of sales as a percentage of revenues was 34.7% in both periods. Operating expenses as a percentage of revenues declined to 46.5% in the current quarter, down from 49.5% in the prior year's first quarter. The operating margin improved to 16.5% in the current quarter, compared with 14.0% in the prior year's first quarter.

     Interest income decreased $.8 million, as cash balances were used to partially finance the acquisitions during the quarter. The effective tax rate was 37.5% in the current quarter, compared with 36% in the prior year.

     SEGMENT RESULTS

       Domestic Scientific, Technical and Medical segment revenues increased 10%, largely driven by increased journal revenues. The direct contribution to profit increased 14%. The direct contribution margin was 42.4% in the current quarter compared with 41.0% in the prior year's first quarter.

       Domestic Professional/Trade segment revenues advanced 30% over the prior year, benefiting from the recent acquisition of Jossey-Bass and strong demand for backlist titles, including increased demand from online internet suppliers. Excluding Jossey-Bass revenues, domestic Professional/Trade revenues increased 10% over the prior year. The direct contribution to profit advanced 64%. The direct contribution margin was 13.9% compared with 11.0% in the prior year.

       Domestic College segment revenues increased 10% compared with the prior year, primarly related to the acquisition of certain higher education titles during the quarter. Some orders which are normally received in July of the first quarter were received in August of this year's second quarter. As a result, August sales for Domestic College were very strong. The direct contribution to profit increased 14%, and the direct contribution margin improved to 37.5% during the current quarter compared with 36.1% in the prior year's first quarter.

       European segment revenues increased 4%, largely attributable to journal programs. Translation effects of a stronger U.S. dollar adversely impacted revenue growth by approximately 2%. The direct contribution margin of 32.2% was approximately the same for both periods.

       The improvement in the other segments' results of operations was led by strong performances in the Company's Asian, Australian and Canadian operations.

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

YEAR 2000 ISSUES

     The Company has completed the review of its systems and products to determine the extent and impact of the year 2000 issues, and has completed the remediation and testing of its critical systems. Many of the Company's systems were new and were designed to accommodate the year 2000 issue when originally installed. The Company currently anticipates completing corrective measures and testing of its non-critical systems and products by October 31, 1999. The total cost to remedy the situation is currently estimated to be approximately $2.9 million, of which approximately $2.5 million has been expended to date.

     The Company has communicated with its key customers and suppliers in an effort to assess how they intend to resolve their year 2000 issues. Although nothing has come to the Company's attention to indicate that its key customers or suppliers will not be able to resolve their year 2000 issues in a satisfactory and timely manner, there can be no assurance that they have resolved their year 2000 issues, nor is it possible to estimate the magnitude of the adverse impact it would have on the Company's operations, if they fail to do so.

EURO CONVERSION ISSUES

     Effective January 1, 1999, eleven member countries of the European union established fixed conversion rates between their existing legal currencies and the Euro, and adopted the Euro as their common legal currency.

     The Company has completed its assessment of the impact that the conversion to the Euro will have on its operations and the modifications that will be required to its systems. Although it is still in the early stages of implementing corrective measures, the Company believes that the Euro conversion should not have a material effect on its operations.

     * * * * *

     The anticipated costs and timing of resolving the year 2000 and Euro issues are based on numerous assumptions and estimates relating to future events including the continued availability and cost of the personnel required to modify the systems, the timely resolution of the third party customer and supplier interface issues, and other similar uncertainties. The Company is in the process of finalizing contingency plans which will be implemented, if required.

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         Market Risk

              The Company is exposed to market risk primarily related to interest rates and foreign exchange. It is the Company's policy to monitor these exposures and to use derivative financial instruments from time to time to reduce fluctuation in earnings and cash flow when it is deemed appropriate to do so. The Company does not use derivative financial instruments for trading or speculative purposes.

         Interest Rates

              The Company had a $125 million variable rate long-term loan and $26 million of variable rate short-term debt outstanding at July 31, 1999, which approximated fair value. The weighted average interest rate as of July 31, 1999 was approximately 5.5%. The Company did not use any derivative financial instruments to manage this exposure.

         Foreign Exchange Rates

              The Company is exposed to foreign currency exchange movements primarily in European, Asian, Canadian and Australian currencies. Consequently, the Company, from time to time, enters into foreign exchange forward contracts as a hedge against its overseas subsidiaries' foreign currency asset, liability, commitment, and anticipated transaction exposures, including intercompany purchases. At July 31, 1999, the Company had open foreign exchange forward contracts expiring through April 30, 2000 as follows.

                                                            Average
                    Currency Sold        U.S. $Value      Contract Rate
                    -------------        -----------      -------------
                    Canadian Dollars     $2.7 million         $.6832
                    Australian Dollars   $1.0 million         $.6608

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K
           (a)      Exhibits
                    27 - Financial Data Schedule
           (b)      Reports on Form 8-K

                    The  Company  filed a Form 8-K dated May 10, 1999 under Item
                    2. Acquisition or Disposition of Assets relating to the acquisition of certain higher education publishing assets from Pearson Inc.

                    The  Company  filed a Form 8-K  dated  May 21,  1999  under
                    Item 5. Other Events relating to the purchase of Jossey-Bass Inc. from Pearson Education, Inc.

             "Safe Harbor" Statement under the
             Private  Securities Litigation Reform Act of 1995
             -------------------------------------------------

             This report contains certain forward-looking statements concerning the Company's operations, performance and financial condition. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those in any forward-looking statements. Any such forward-looking statements are based upon a number of assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change based on many important factors. Such factors include, but are not limited to: (i) the pace, acceptance, and level of investment in emerging new  electronic  technologies  and products;
             (ii) subscriber renewal rates for the Company's journals; (iii) the consolidation of the retail book trade market; (iv) the seasonal nature of the Company's educational business and the impact of the used book market; (v) the ability of the Company and its customers and suppliers to satisfactorily resolve the year 2000 and Euro issues in a timely manner; (vi) worldwide economic and political conditions; and (vii) other factors detailed from time to time in the Company's filing with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   JOHN WILEY & SONS, INC.
                                   Registrant


                                   By       /s/William J. Pesce
                                            William J. Pesce
                                            President and
                                            Chief Executive Officer






                                   By       /s/Robert D. Wilder
                                            Robert D. Wilder
                                            Executive Vice President and
                                            Chief Financial Officer









Dated: September 10, 1999