Form 10-Q
period 1999-10-31
WILEY JOHN & SONS INC
filed 1999-12-14
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                    FORM 10-Q


[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended October 31, 1999     Commission File No. 1-11507

                                     OR

[  ]                  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                             OF THE SECURITIES ACT OF 1934
                           For the transition period from to

                                JOHN WILEY & SONS, INC.
              (Exact name of Registrant as specified in its charter)

NEW YORK                                     13-5593032
--------------------------------             ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

605 THIRD AVENUE, NEW YORK, NY               10158-0012
--------------------------------             ----------------------------------
(Address of principal executive offices)     Zip Code

Registrant's telephone number,               (212) 850-6000
including area code                          ----------------------------------

                                NOT APPLICABLE
        --------------------------------------------------------------
                   Former name, former address, and former fiscal year,
                            if changed since last report

Indicate by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding of each of the Registrant's classes of common stock as of October 31, 1999 were:

                        Class A, par value $1.00       -    49,848,663
                        Class B, par value $1.00       -    12,072,156

                  This is the first page of a 17 page document

                             JOHN WILEY & SONS, INC.

                                      INDEX





PART I - FINANCIAL INFORMATION                                     PAGE NO.

Item 1.    Financial Statements.

   Condensed Consolidated Statements of Financial Position - Unaudited
    as of October 31, 1999 and 1998 and April 30, 1999...................  3

   Condensed Consolidated Statements of Income - Unaudited
    for the Three and Six Months ended October 31, 1999 and 1998. .......  4

   Condensed Consolidated Statements of Cash Flow - Unaudited
    for the Three and Six Months ended October 31, 1999 and 1998.........  5

   Notes to Unaudited Condensed Consolidated Financial Statements......  6-9

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................... 10-13

Item 3.  Quantitative and Qualitative Disclosure About Market Risk........14

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.... ........ 15

Item 6.  Exhibits and Reports on Form 8-K.......................... ..... 15

"Safe Harbor" Statement under the
     Private Securities Litigation Reform Act of 1995.................... 16

SIGNATURES............................................................... 17

EXHIBITS

3(i) Certificate of Amendment of the Certificate of Incorporation dated as of September 1999

27   Financial Data Schedule


                                 JOHN WILEY & SONS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                            (In thousands)

                                             (UNAUDITED)
                                             October 31,          April 30,
                                        -------------------      ---------
 Assets                                    1999      1998          1999
                                        ---------   -------      ---------

 Current Assets
      Cash  and cash equivalents         $  2,419     71,867     $ 148,970
      Accounts receivable                  87,977     68,919        53,785
      Inventories                          40,133     44,923        40,003
      Deferred income tax benefits          3,883        443         3,865
      Prepaid expenses                      6,082      6,528         9,347
                                         --------   --------      --------
             Total Current Assets         140,494    192,680       255,970

 Product Development Assets                40,375     36,028        38,099
 Property and Equipment                    34,301     34,073        34,726
 Intangible Assets                        305,574    178,966       174,911
 Deferred Income Tax Benefits              11,463     15,570        13,001
 Other Assets                              12,399     11,618        11,845
                                         ---------  ---------     --------
             Total Assets               $ 544,606    468,935    $  528,552
                                         =========  =========     ========

 Liabilities & Shareholders' Equity
 Current Liabilities
     Notes payable and
     Current portion of long-term debt  $  69,736        -      $     -
     Accounts and royalties payable        56,192     53,775        34,708
     Deferred subscription revenues        43,252     34,091       110,143
     Accrued income taxes                   6,719      5,848         3,356
     Other accrued liabilities             50,260     40,603        46,893
                                          --------  --------      --------
             Total Current Liabilities    226,159    134,317       195,100

 Long-Term Debt                            95,000    125,000       125,000
 Other Long-Term Liabilities               32,174     28,353        30,271
 Deferred Income Taxes                     15,807     16,276        15,969

 Shareholders' Equity                     175,466    164,989       162,212
                                         ---------  ---------     --------
             Total Liabilities
             & Shareholders' Equity     $ 544,606    468,935    $  528,552
                                         =========  =========     ========


The accompanying Notes are an integral part of the condensed consolidated financial statements.

                             JOHN WILEY & SONS, INC AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                           (In thousands except per share information)


                                        Three Months           Six Months
                                      Ended October 31,     Ended October 31,
                                      ------------------    ------------------
                                        1999      1998        1999       1998
                                      --------  --------    -------    -------

  Revenues                         $   150,338   123,640   $  287,318   245,731

      Costs and Expenses
       Cost of sales                    49,272    42,203       96,814    84,570
       Operating and admin. expenses    71,579    63,798      135,319   124,172
       Amortization of intangibles       4,573     2,333        7,702     4,617
                                      --------   -------      -------   -------
       Total Costs and Expenses        125,424   108,334      239,835   213,359
                                      --------   -------      -------   -------



      Operating Income                  24,914    15,306       47,483    32,372

      Interest Income and Other            (67)    1,156          557     2,578
      Interest Expense                  (2,313)   (1,969)      (4,146)   (3,951)
                                       --------   -------    --------    -------
      Interest Income (Expense) - Net   (2,380)     (813)      (3,589)   (1,373)
                                       --------   -------    --------    -------

      Income Before Taxes               22,534    14,493       43,894    30,999

      Provision For Income Taxes         8,450     5,218       16,460    11,160
                                       --------  --------    --------   -------
      Net Income                   $    14,084     9,275    $  27,434    19,839
                                       ========  ========    ========   =======

      Income Per Share
        Diluted                    $      0.22      0.14    $    0.42      0.30
        Basic                      $      0.23      0.15    $    0.44      0.31

      Cash Dividends Per Share
        Class A Common             $  0.035625  0.031875    $0.071250  0.063750
        Class B Common             $  0.031875  0.028125    $0.063750  0.056250

      Average Shares
        Diluted                         64,526    66,367       65,099    66,421
        Basic                           61,423    63,029       61,812    63,156


The accompanying Notes are an integral part of the condensed consolidated financial statements.



                        JOHN WILEY & SONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED
                                     (In thousands)

                                                          For The Six Months
                                                           Ended October 31,
                                                      -------------------------
                                                         1999           1998
                                                      ----------      ---------
  Operating Activities
     Net income                                    $    27,434         19,839
     Non-cash items                                     49,386         37,700
     Net change in operating assets and liabilities    (90,470)       (69,044)
                                                      ---------      ---------
     Cash Used In Operating Activities                 (13,650)       (11,505)
                                                      ---------      ---------

  Investing Activities
     Additions to product development assets           (14,858)       (14,222)
     Additions to property and equipment                (4,417)        (4,203)
     Acquisition of publishing assets                 (139,838)        (8,412)
                                                      ---------      ---------
     Cash Used in Investing Activities                (159,113)       (26,837)
                                                      ---------      ---------

  Financing Activities
     Purchase of treasury shares                       (10,968)       (12,989)
     Net borrowings of short-term debt                  39,736            -
     Cash dividends                                     (4,326)        (3,966)
     Proceeds from exercise of stock options               709            709
                                                      ---------      ---------
     Cash Used for Financing Activities                 25,151        (16,245)
                                                      ---------      ---------

  Effects of Exchange Rate Changes on Cash               1,061           (951)
                                                      ---------      ---------

  Cash and Cash Equivalents
     Decrease for Period                              (146,551)       (55,538)
     Balance at Beginning of Period                    148,970        127,405
                                                      ---------      --------
     Balance at End of Period                       $    2,419         71,867
                                                      =========      ========

  Cash Paid During the Period for
     Interest                                       $     4,019         3,920
     Income taxes                                   $     9,610         6,425



The accompanying Notes are an integral part of the condensed consolidated financial statements.

                        JOHN WILEY & SONS, INC., AND SUBSIDIARIES
           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 31, 1999

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of October 31, 1999 and 1998, and April 30, 1999, and results of operations and cash flows for the periods ended October 31, 1999 and 1998. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 1999.

2. The results for the three and six months ended October 31, 1999 are not necessarily indicative of the results to be expected for the full year.

3. A reconciliation of the shares used in the computation of income per share follows:


                                            Three Months            Six Months
                                          Ended October 31,    Ended October 31,
                                          -----------------    -----------------
                                            1999      1998       1999      1998
                                          -------  --------    -------  --------
                                                        (thousands)

   Weighted average shares outstanding
                                          61,946    63,823     62,333    63,933
   Less:  Unearned deferred compensation
         shares                             (523)     (794)      (521)     (777)
                                          -------   ------     ------    -------
   Shares used for basic income per share 61,423    63,029     61,812    63,156

   Dilutive effect of stock options and
         other stock awards                3,103     3,338      3,287     3,265
                                          -------   ------     ------    -------
   Shares used for diluted income per
         share                            64,526    66,367     65,099    66,421
                                          -------   ------     -------   -------


4. Inventories were as follows:



                                           October 31,                April 30,
                                   ----------------------------    -------------
                                       1999            1998              1999
                                   --------------   -----------    -------------

                                                   (thousands)

     Finished goods                  $35,209            36,235          $34,485

     Work-in-process                   3,070             5,940            5,325

     Paper, cloth and other            3,868             5,023            2,007
                                   ----------       -----------       ----------
                                      42,147            47,198           41,817

     LIFO reserve                     (2,014)           (2,275)          (1,814)
                                   ----------       -----------       ----------
     Total inventories               $40,133            44,923          $40,003
                                   ----------       -----------       ----------


                         JOHN WILEY & SONS, INC., AND SUBSIDIARIES
          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  OCTOBER 31, 1999

5. Comprehensive income was as follows:


                                           Three Months           Six Months
                                          Ended October 31,    Ended October 31,
                                         ------------------    -----------------
                                           1999       1998       1999     1998
                                         --------- --------    --------- -------

                                                        (thousands)

    Net Income                             $14,084    9,275    $27,434   19,839
    Other Comprehensive Income(Loss) -
             Foreign Currency Translation
             Adjustments                       (67)     169        (11)  (1,161)
                                           --------  --------  --------  -------
    Comprehensive Income                   $14,017    9,444    $27,423   18,678
                                           --------  --------  --------  -------


6. In the first quarter of fiscal year 2000, the Company acquired certain higher education titles for approximately $58 million in cash, and the Jossey-Bass publishing company for approximately $82 million in cash,from Pearson Inc. The acquisitions were financed by available cash balances and short-term lines of credit. The higher education titles include such disciplines as biology/anatomy and physiology, engineering,
     mathematics, economics/finance  and  teacher  education.   Jossey-Bass
     publishes books and journals for professional and executives in such areas as business, psychology and educational/health management. The acquisitions have been accounted for by the purchase method, and the accompanying financial statements include the net assets acquired and results of operations since the dates of acquisition. The cost of the acquisitions has been allocated on the basis of preliminary estimates of the fair values of the assets acquired and the liabilities assumed. Final asset and liability fair values may differ based on appraisals and tax bases, however, it is anticipated that any changes will not have a material effect in the aggregate on the consolidated financial position of the Company. The excess of cost over the preliminary estimate of the fair value of the tangible assets acquired amounted to approximately $138 million, relating primarily to acquired publication rights and goodwill, and is being amortized on a straight line basis over estimated average lives ranging from 10 to 20 years.

7. In the first quarter of fiscal year 2000, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" issued by the American Institute of Certified Public Accountants. SOP 98-1 requires that certain costs incurred in developing or obtaining internal use software be capitalized and amortized over the useful life of the software. Previously, the Company expensed most of these costs as incurred. The adoption of SOP 98-1 had the effect of increasing net income in the first six months of fiscal year 2000 by approximately $840,000.

                             JOHN WILEY & SONS, INC., AND SUBSIDIARIES
               NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                       OCTOBER 31, 1999

8. Segment information was as follows:

                                     Three Months Ended October 31,
                           -------------------------------------------------
                                   1999                        1998
                           -------------------------------------------------

                                                  (thousands)
                                      Inter-                     Inter-
                           External   segment         External   segment
Revenues                   Customers  Sales   Total   Customers  Sales   Total
                           ------------------------   ------------------------

Domestic Segments:
  Scientific, Tech, & Med. $ 34,508  1,363   35,871   $30,791    1,590   32,381
  Professional/Trade         36,475  3,495   39,970    26,577    3,844   30,421
  College                    28,085  6,550   34,635    19,513    4,563   24,076
European Segment             35,487  1,703   37,190    34,789    2,201   36,990
Other Segments               15,783    175   15,958    11,970      110   12,080
Eliminations                   -   (13,286) (13,286)     -     (12,308) (12,308)
                           ------------------------   -------------------------
Total Revenues             $150,338    -    150,338  $123,640      -    123,640
                           ------------------------   -------------------------

Direct Contribution to Profit
Domestic Segments:
  Scientific, Tech, & Med.                 $ 15,286                     $12,349
  Professional/Trade                          9,207                       8,188
  College                                    10,461                       3,936
European Segment                             10,128                      11,517
Other Segments                                2,768                       1,771
                                           ---------                    --------
Total Direct Contribution to Profit          47,850                      37,761

Shared Services and Admin. Costs            (22,936)                    (22,455)
                                           ---------                    --------

Operating Income                             24,914                      15,306

Interest Expense - Net                       (2,380)                       (813)
                                           ---------                   ---------

Income Before Taxes                         $22,534                     $14,493
                                           ---------                   ---------

                         JOHN WILEY & SONS, INC., AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1999


                                       Six Months Ended October 31,
                           -----------------------------------------------------
                                   1999                            1998
                           --------------------------- -------------------------

                                           (thousands)

                                     Inter-                       Inter-
                         External    segment          External   segment
Revenues                 Customers   Sales    Total   Customers   Sales  Total
                           --------------------------------------- ------------

Domestic Segments:
  Scientific, Tech, & Med.  $67,962   2,985  70,947    $61,308   2,955  64,263
  Professional/Trade         62,724   6,617  69,341     46,549   6,532  53,081
  College                    58,617  11,430  70,047     47,592   8,691  56,283
European Segment             67,122   4,395  71,517     65,154   4,985  70,139
Other Segments               30,893     278  31,171     25,128     243  25,371
Eliminations                   -    (25,705)(25,705)       -   (23,406)(23,406)
                          -------------------------- --------------------------
Total Revenues             $287,318    -    287,318   $245,731     -   245,731
                          -------------------------- --------------------------

Direct Contribution to Profit
Domestic Segments:
  Scientific, Tech, & Med.                  $30,161                    $25,426
  Professional/Trade                         13,299                     10,685
  College                                    23,734                     15,574
European Segment                             21,166                     22,216
Other Segments                                5,134                      3,213
                                           ---------                  --------
Total Direct Contribution to Profit          93,494                     77,114

Shared Services and Admin. Costs            (46,011)                   (44,742)
                                           ---------                  --------

Operating Income                             47,483                     32,372

Interest Expense - Net                       (3,589)                    (1,373)
                                           ----------                 ---------

Income Before Taxes                         $43,894                    $30,999
                                           ----------                 ---------

As a result of recent aquisitions, total assets for the Professional/Trade segment and College segment increased to approximately $171 million and $102 million, respectively.

                       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                      OCTOBER 31, 1999


FINANCIAL CONDITION

     During this seasonal period of cash usage, operating activities used $13.7 million of cash,or $2.2 million more than the prior year's comparable period. The increase was primarily due to higher receivable levels. The use of cash during this period is consistent with the seasonality of journal subscription receipts and college product receipts that occur, for the most part, in the second half of the fiscal year.

     Investing activities used $159.1 million during the current year-to-date, or $132.3 million more than the comparable prior year's period, as the Company continued to expand its core publishing programs through acquisitions including the Jossey-Bass publishing company and certain higher education titles from Pearson Inc. as more fully described in note 6.

     Financing activities primarily reflect the purchase of treasury shares, dividend payments, and additional short-term borrowings of $39.7 million at a floating interest rate of 5.5% to partially finance the acquisitions noted above.

RESULTS OF OPERATIONS
SECOND QUARTER ENDED OCTOBER 31, 1999

     Revenues for the second quarter advanced 22% to $150.3 million compared with $123.6 million in the prior year. Excluding the acquisitions completed during the current fiscal year as noted above, organic revenue growth for the quarter was approximately 8% over the comparable prior year period. Operating income for the current quarter increased 63% to $24.9 million, compared with $15.3 million in the prior year. Net income advanced 52% to $14.1 million.

     The Company's overall strategy of gaining market share in its core businesses by growing organically and through targeted acquisitions, while at the same time improving margins, is working. The Company continues to invest in new technologies as it accelerates its migration to the digital world.

     Cost of sales as a percentage of revenues declined to 32.8% compared with 34.1% in the prior year's second quarter. Operating expenses as a percentage of revenues declined to 47.6% in the current quarter, down from 51.6% in the prior year's second quarter due to cost containment measures coupled with synergies achieved on the acquisitions. The operating margin improved to 16.6% in the current quarter, compared with 12.4% in the prior year's second quarter.

     Interest income decreased $1.1 million, as cash balances were used to finance the acquisitions during the year. The effective tax rate was 37.5% in the current quarter, compared with 36% in the prior year.

       SEGMENT RESULTS

       Domestic Scientific, Technical and Medical (STM) revenues increased 11%, for the second quarter compared with the prior year mainly due to the subscription journals business. The direct contribution to profit increased 24%. The direct contribution margin was 42.6% in the current quarter compared with 38.1% in the prior year's second quarter. Wiley InterScience, the Company's web-based service, is being expanded by adding the content of some of our best-selling major reference works and increasing the number of dedicated sales staff. The investment in Wiley InterScience is beginning to pay off. Customers are signing multi-year enhanced access licenses on business terms that are attractive to them and to the Company. In addition, the Company is playing a leading role in the development of a reference linking service with eleven other prominent STM publishers. This unprecedented collaboration will allow researchers to move easily from a reference in a journal article to the content of a cited journal article typically located on a different server and published by a different publisher.

       Domestic Professional/Trade segment revenues advanced 31% for the second quarter over the prior year, benefiting from the recent acquisition of Jossey-Bass, a San Francisco-based professional publisher, and strong demand for backlist titles, including increased demand from online internet suppliers. The direct contribution to profit advanced 12%. The direct contribution margin was 23.0% compared with 26.9% in the prior year. The Professional/Trade business is taking advantage of the dramatic growth of e-commerce. Online selling plays to the division's strength as a niche publisher with a deep backlist serving the professional needs of its customers. There is a growing demand for electronic products among the professional markets that it serves, notably computing, accounting, finance, psychology and architecture. The division is capitalizing on these opportunities with a combination of print and web-based products and services, as well as through the formation of strategic alliances.

       Domestic College segment revenues increased 44% for the quarter compared with the prior year, primarily related to the acquisition of certain higher education titles during the year, as well as a strong frontlist. Some orders which are normally received in July of the first quarter were received in August of this year's second quarter. The direct contribution to profit increased 166%, and the direct contribution margin improved to 30.2% during the current quarter compared with 16.4% in the prior year's second quarter. The college publishing market is as robust as it has been during the past decade. Aided by technology, lifelong learning opportunities are emerging. All of the division's major college titles now have a technology component to facilitate teaching and learning, on and off the campus. The College division has formed partnerships to provide faculty with course management tools, including online testing. And, technology is helping the division become more efficient by enabling it to distribute teaching supplements to faculty electronically.

       European segment revenues increased .5%, as the translation effects of a stronger U.S. dollar adversely impacted revenue growth. The direct contribution margin was 27.2% in the current quarter compared with 31.1% in the prior year's second quarter. The improvement in the Other segment's results of operations was due to strong local product and the strengthening of many of the Asian economies.

       RESULTS OF OPERATIONS
       SIX MONTHS ENDED OCTOBER 31, 1999

       Revenues for the first six months advanced 17% to $287.3 million compared with $245.7 million in the prior year. Excluding the acquisitions completed during the current fiscal year, organic revenue growth for the first six months was approximately 7% over the comparable prior year period. Operating income for the six months increased 47% to $47.5 million, compared with $32.4 million in the prior year. Net income advanced 38% to $27.4 million. After financing costs, the current year acquisitions were accretive to earnings by approximately $1.6 million.

       Costs of sales as a percentage of revenues for the six months declined to 33.7% compared with 34.4% in the prior year. Operating expenses as a percentage of revenues declined to 47.1% in the current period, down from 50.5% in the prior year due to cost containment measures coupled with synergies achieved on the acquisitions. The operating margin improved to 16.5% in the current period compared with 13.2% in the prior year.


       Interest income decreased $2 million, as cash balances were used to finance the acquisitions during the year. The effective tax rate was 37.5% in the current period, compared with 36% in the prior year.


       SEGMENT RESULTS

       Domestic Scientific, Technical and Medical (STM) revenues increased 10% for the first six months compared with the prior year mainly due to the subscription journals business. The direct contribution to profit increased 19%. The direct contribution margin was 42.5% in the current period compared with 39.6% in the prior year.

       Domestic Professional/Trade revenues advanced 31% for the six months over the prior year, benefiting from the recent acquisition of Jossey-Bass, a San Francisco-based professional publisher, and strong demand for backlist titles, including increased demand from online internet suppliers. The direct contribution to profit advanced 24%. The direct contribution margin was 19.2% compared with 20.1% in the prior year.

       Domestic College revenues increased 24% for the six months compared with the prior year, primarly related to the acquisition of certain higher education titles during the year, as well as a strong frontlist. The direct contribution to profit increased 52%, and the direct contribution margin improved to 33.9% during the period compared with 27.7% in the prior year.

       European segment revenues increased 2%, as the translation effects of a stronger U.S. dollar adversely impacted revenue growth. The direct contribution margin was 29.6% in the current period compared with 31.7% in the prior year. The improvement in the Other segment's results of operations was due to strong local product and the strengthening of many of the Asian economies.

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

YEAR 2000 ISSUES

     The Company reviewed its systems and products to determine the extent and impact of the year 2000 issues, and has substantially completed the remediation and testing of its systems. Many of the Company's systems were new and were designed to accommodate the year 2000 issue when originally installed. The total cost to remedy the situation is currently estimated to be approximately $2.9 million, of which approximately $2.7 million has been expended through October 31, 1999.

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

     The anticipated costs and timing of resolving the year 2000 issues are based on numerous assumptions and estimates relating to future events including the timely resolution of the third party customer and supplier interface issues and other similar uncertainties. The Company is in the process of finalizing contingency plans which will be implemented, if required.

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

         Interest Rates

                  The Company had a $125 million variable rate long-term loan and $39.7 million of variable rate short-term debt outstanding at October 31,1999, which approximated fair value. The weighted average interest rate as of October 31, 1999 was approximately 5.5%. The Company did not use any derivative financial instruments to manage this exposure.

         Foreign Exchange Rates

                  The Company is exposed to foreign currency exchange movements primarily in European, Asian, Canadian and Australian currencies. Consequently, the Company, from time to time, enters into foreign exchange forward contracts as a hedge against its overseas subsidiaries' foreign currency asset, liability, commitment, and anticipated transaction exposures, including intercompany purchases. At October 31, 1999, the Company had open foreign exchange forward contracts expiring through April 30, 2000 as follows:
                                                                       Average
                    Currency Sold         U.S. $Value              Contract Rate
                    -------------         -----------              -------------
                    Canadian Dollars      $2.6 million                 $.6832
                    Australian Dollars    $1.5 million                 $.6610

PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS The following matters were voted upon at the annual meeting of shareholders of the Company on September 16, 1999.


           Election of Directors
           ---------------------
           Ten directors as indicated in the Proxy Statement were elected to the Board, three of whom were elected by the holders of Class A Common Stock, and seven by the holders of Class B Common Stock.

           Adoption of the Long Term Annual Incentive Plan
           -----------------------------------------------
           The Long Term Annual Incentive Plan was approved as follows:
           Votes For                11,135,305
           Votes Against             2,712,389
           Abstentions                  52,182

           Adoption of the Executive Annual Incentive Plan
           -----------------------------------------------
           The Executive Annual Incentive Plan was approved as follows:
           Votes For                14,711,276
           Votes Against               255,375
           Abstentions                  54,225

           Approval Of Amendment To The Company's Restated Certificate Of
           --------------------------------------------------------------
           Incorporation
           --------------------------------------------------------------

           The amendment increased the total number of shares of all classes of capital stock which the Company shall have authority to issue 254,000,000 shares, consisting of 2,000,000 shares of Preferred Stock, 180,000,000 shares of Class A Common Stock, and 72,000,000 shares of Class B Common Stock.

           The amendment was approved as follows:
           Votes For                 12,556,738
           Votes Against              2,449,520
           Abstentions                   14,619


           Ratification of Appointment of Arthur Andersen LLP, as Independent
           ------------------------------------------------------------------
           Public Accountants for the Fiscal Year Ending April 30, 2000
           ------------------------------------------------------------
           The appointment was ratified as follows:
           Votes For                  15,011,104
           Votes Against                     311
           Abstentions                     9,462


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)      Exhibits
                    3(i)  - Certificate of Amendment of the Certificate of
                            Incorporation dated as of September 1999
                    27    - Financial Data Schedule

           (b)      Reports on Form 8-K
                    No reports on Form 8-K were filed during the quarter ended October 31, 1999

"Safe Harbor" Statement under the
Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements concerning the Company's operations, performance and financial condition. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those in any forward-looking statements. Any such forward- looking statements are based upon a number of assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change based on many important factors. Such factors include, but are not limited to: (i) the pace, acceptance, and level of investment in emerging new electronic technologies and products; (ii) subscriber renewal rates for the Company's journals; (iii) the consolidation of the retail book trade market; (iv) the seasonal nature of the Company's educational business and the impact of the used book market; (v) the ability of the Company and its customers and suppliers to satisfactorily resolve the year 2000 issues in a timely manner; (vi) worldwide economic and political conditions; and (vii) other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

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





Dated:  December 14, 1999