Form 10-Q
period 2000-01-31
WILEY JOHN & SONS INC
filed 2000-03-13
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended January 31, 2000     Commission File No. 1-11507

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
              OF THE SECURITIES ACT OF 1934
            For the transition period from to

                   JOHN WILEY & SONS, INC.
    (Exact name of Registrant as specified in its charter)

NEW YORK                                                        13-5593032
-------------------------------                                 ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

605 THIRD AVENUE, NEW YORK, NY                                  10158-0012
------------------------------                                  ----------
(Address of principal executive offices)                        Zip Code

Registrant's telephone number, including area code              (212) 850-6000
                                                                --------------

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
YES  [X]  NO   [  ]

The number of shares outstanding of each of the Registrant's classes of common stock as of January 31, 2000 were:

                     Class A, par value $1.00 -  49,005,586
                     Class B, par Value $1.00 - 11,949,656

                 This is the first page of a 16 page document

                             JOHN WILEY & SONS, INC.

                                      INDEX





PART I - FINANCIAL INFORMATION                                      PAGE NO.

Item 1.    Financial Statements.

           Condensed Consolidated Statements of Financial Position - Unaudited
              as of January 31, 2000 and 1999 and April 30, 1999.............. 3

           Condensed Consolidated Statements of Income - Unaudited
              for the Three and Nine Months ended January 31, 2000 and 1999..  4

           Condensed Consolidated Statements of Cash Flow - Unaudited
              for the Three and Nine Months ended January 31, 2000 and 1999..  5

           Notes to Unaudited Condensed Consolidated Financial Statements... 6-9

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................... 10-13

Item 3.    Quantitative and Qualitative Disclosure About Market Risk..........14

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.................................. 15

"Safe Harbor" Statement under the
     Private Securities Litigation Reform Act of 1995........................ 15

SIGNATURES................................................................... 16

EXHIBITS

27         Financial Data Schedule




                                                  JOHN WILEY & SONS, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                                               (In thousands)

                                                                                        (UNAUDITED)
                                                                                        January 31,                     April 30,
                                                                      -----------------------------------------
 Assets                                                                         2000                  1999                1999
                                                                       -------------------     -----------------    ---------------

 Current Asset
      Cash  and cash equivalents                                  $           82,070               182,700  $         148,970
      Accounts receivable                                                     87,299                80,129             53,785
      Inventories                                                             39,884                41,306             40,003
      Deferred income tax benefits                                             3,857                   446              3,865
      Prepaid expenses                                                         6,108                 6,254              9,347
                                                                         ----------------     -----------------    ---------------
                     Total Current Assets                                    219,218               310,835            255,970

 Product Development Assets                                                   40,310                36,938             38,099
 Property and Equipment                                                       35,452                33,792             34,726
 Intangible Assets                                                           305,965               177,531            174,911
 Deferred Income Tax Benefits                                                 10,144                14,180             13,001
 Other Assets                                                                 13,374                11,296             11,845
                                                                      ------------------------------------------------------------
                     Total Assets                                  $         624,463               584,572  $         528,552
                                                                      ============================================================

 Liabilities & Shareholders' Equity
 Current Liabilities
     Notes payable and current portion of long-term debt           $          30,000                  -     $            -
     Accounts and royalties payable                                           72,910                60,048             34,708
     Deferred subscription revenues                                          139,343               139,327            110,143
     Accrued income taxes                                                      9,921                 4,369              3,356
     Other accrued liabilities                                                54,766                44,101             46,893
                                                                        ---------------------------------------------------------
                     Total Current Liabilities                               306,940               247,845            195,100

 Long-Term Debt                                                               95,000               125,000            125,000
 Other Long-Term Liabilities                                                  32,372                28,843             30,271
 Deferred Income Taxes                                                        16,476                16,770             15,969

 Shareholders' Equity                                                        173,675               166,114            162,212

                                                                      ------------------------------------------------------------
                     Total Liabilities & Shareholders' Equity      $         624,463               584,572  $         528,552
                                                                      ============================================================




The accompanying Notes are an integral part of the condensed consolidated financial statements.



                                                              JOHN WILEY & SONS, INC AND SUBSIDIARIES
                                                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                                                               (In thousands except per share information)

                                                                        Three Months                             Nine Months
                                                                      Ended January 31,                       Ended January 31,
                                                     ---------------------------------------   -------------------------------------
                                                               2000              1999                  2000               1999
                                                     --------------------   ----------------   -------------------   ---------------

         Revenues                                    $           158,394            137,976    $          445,712           383,707

         Costs and Expenses
              Cost of sales                                       52,861             48,592               149,675           133,162
              Operating and administrative expenses               72,676             65,671               207,995           189,843
              Amortization of intangibles                          4,371              2,431                12,073             7,048
                                                     --------------------   ----------------   -------------------   ---------------
              Total Costs and Expenses                           129,908            116,694               369,743           330,053
                                                     --------------------   ----------------   -------------------   ---------------


         Operating Income                                         28,486             21,282                75,969            53,654

         Interest Income and Other                                   478              1,260                 1,035             3,838
         Interest Expense                                         (2,192)            (1,671)               (6,338)           (5,622)
                                                     --------------------   ----------------   -------------------   ---------------

         Interest Income (Expense) - Net                         (1,714)              (411)               (5,303)           (1,784)
                                                     --------------------   ----------------   -------------------   ---------------

         Income Before Taxes                                      26,772             20,871                70,666            51,870

         Provision For Income Taxes                               10,040              7,513                26,500            18,673

                                                    --------------------   ------------------   ------------------   ---------------

         Net Income                                  $            16,732             13,358    $           44,166            33,197
                                                     ====================   ================   ===================   ===============

         Income Per Share
              Diluted                                $              0.26               0.20    $             0.68              0.50
              Basic                                  $              0.27               0.21    $             0.72              0.53

         Cash Dividends Per Share
              Class A Common                         $          0.035625           0.031875    $         0.106875          0.095625
              Class B Common                         $          0.031875           0.028125    $         0.095625          0.084375

         Average Shares
              Diluted                                             64,242             66,049                64,951            66,486
              Basic                                               61,201             62,191                61,745            63,023

The accompanying Notes are an integral part of the condensed consolidated financial statements.


                                              JOHN WILEY & SONS, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED
                                                           (In thousands)

                                                                                                      For The Nine Months
                                                                                                       Ended January 31,
                                                                                         ------------------------------------------
                                                                                                2000                   1999
                                                                                         --------------------   -------------------


  Operating Activities
     Net income                                                                         $              44,166                33,197
     Non-cash items                                                                                    77,277                54,102
     Net change in operating assets and liabilities                                                    22,790                38,063
                                                                                          --------------------   -------------------
     Cash Provided by Operating Activities                                                            144,233               125,362
                                                                                          --------------------   -------------------

  Investing Activities
     Additions to product development assets                                                          (23,592)              (22,719)
     Additions to property and equipment                                                               (8,965)               (6,671)
     Acquisition of publishing assets                                                                (145,092)              (10,437)
                                                                                         --------------------   -------------------
     Cash Used in Investing Activities                                                               (177,649)              (39,827)
                                                                                         --------------------   -------------------

  Financing Activities
     Purchase of treasury shares                                                                      (27,093)              (25,055)
     Cash dividends                                                                                    (6,477)               (5,919)
     Proceeds from exercise of stock options                                                            1,147                 1,191
                                                                                         --------------------   -------------------
     Cash Used for Financing Activities                                                               (32,423)              (29,783)
                                                                                         --------------------   -------------------

  Effects of Exchange Rate Changes on Cash                                                             (1,061)                 (456)
                                                                                          --------------------   -------------------

  Cash and Cash Equivalents
     Increase (Decrease) for Period                                                                   (66,900)               55,296
     Balance at Beginning of Period                                                                   148,970               127,404
                                                                                          --------------------   -------------------
     Balance at End of Period                                                           $              82,070               182,700
                                                                                          ====================   ===================

  Cash Paid During the Period for
     Interest                                                                           $               6,615                 5,895
     Income taxes                                                                       $              12,998                13,264





The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
               NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2000

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of January 31, 2000 and 1999, and April 30, 1999, and results of operations and cash flow for the periods ended January 31, 2000 and 1999. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 1999.
2. The results for the three and nine months ended January 31, 2000 are not necessarily indicative of the results to be expected for the full year.
3. A reconciliation of the shares used in the computation of income per share follows:



                                                       Three Months                          Nine Months
                                                     Ended January 31,                    Ended January 31,
                                             ---------------------------------- -- ---------------------------------
                                                  2000               1999              2000               1999

                                             ---------------    ---------------    --------------    ---------------
                                                                          (thousands)
   Weighted average shares outstanding
                                                   61,726            62,995              62,268          63,809
   Less:  Unearned deferred compensation
         shares                                      (525)             (804)               (523)           (786)
                                             ---------------    ---------------    --------------    ---------------
   Shares used for basic income per share
                                                   61,201            62,191              61,745          63,023
   Dilutive effect of stock options and
         other stock awards                         3,041             3,858               3,206           3,463
                                             ---------------    ---------------    --------------   ----------------
   Shares used for diluted income per share
                                                   64,242            66,049              64,951          66,486
                                             ---------------    ---------------    --------------    ---------------


4.       Inventories were as follows:


                                                   January 31,                April 30,
                                         --------------------------------
                                             2000              1999              1999
                                         --------------    --------------    -------------

                                                           (thousands)

     Finished goods                          $33,107            34,317            $34,485

     Work-in-process                           4,055             5,621              5,325

     Paper, cloth and other                    4,836             3,743              2,007
                                         --------------    --------------    -------------

                                              41,998            43,681             41,817

     LIFO reserve                             (2,114)           (2,375)            (1,814)
                                         --------------    --------------    -------------

     Total inventories                       $39,884            41,306            $40,003
                                         --------------    --------------    -------------


                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
                 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2000

5.       Comprehensive income was as follows:



                                                             Three Months                         Nine Months
                                                          Ended January 31,                    Ended January 31,
                                                   ---------------------------------    --------------------------------
                                                       2000                1999             2000              1999
                                                   --------------      -------------    -------------     --------------

                                                                               (thousands)

    Net Income                                       $16,732                 13,358        $44,166            33,197
    Other Comprehensive Income (Loss) - Foreign
         Currency Translation Adjustments               (841)                    62           (854)           (1,099)
                                                   --------------      -------------    -------------     --------------

    Comprehensive Income                             $15,891                 13,420        $43,312            32,098
                                                   --------------      -------------    -------------     --------------


     6. During the current fiscal year, the Company acquired certain higher education titles for approximately $57 million in cash, and the Jossey-Bass publishing company for approximately $81 million in cash, from Pearson Inc. The higher education titles include such disciplines as biology/anatomy and physiology, engineering, mathematics, economics/finance and teacher education. Jossey-Bass publishes books and journals for professional and executives in such areas as business, psychology and educational/health management. The Company also acquired the J.K. Lasser tax and financial guides for approximately $5 million in cash. The acquisitions were financed by available cash balances and short-term lines of credit. The acquisitions have been accounted for by the purchase method, and the accompanying financial statements include the net assets acquired and results of operations since the dates of acquisition. The cost of the acquisitions has been allocated on the basis of preliminary estimates of the fair values of the assets acquired and the liabilities assumed. Final asset and liability fair values may differ based on appraisals and tax bases, however, it is anticipated that any changes will not have a material effect in the aggregate on the consolidated financial position of the Company. The excess of cost over the preliminary estimate of the fair value of the tangible assets acquired amounted to approximately $142 million, relating primarily to acquired publication rights and goodwill, and is being amortized on a straight line basis over estimated average lives ranging from 10 to 20 years.
     7.   In the  first  quarter  of  fiscal  year  2000,  the  Company  adopted
          Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" issued by the American Institute of Certified Public Accountants. SOP 98-1 requires that certain costs incurred in developing or obtaining internal use software be capitalized and amortized over the useful life of the software. Previously, the Company expensed most of these costs as incurred. The adoption of SOP 98-1 had the effect of increasing net income in the first nine months of fiscal year 2000 by approximately $1.1 million.

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2000

8.       Segment information was as follows:


                                                                         Three Months Ended January 31,
                                               ------------------------------------------------------------------------------------
                                                                2000                                         1999
                                               ----------------------------------------     ---------------------------------------

                                                                                   (thousands)
                                                                Inter-                                      Inter-
                                                 External       segment                        External     segment
Revenues                                         Customers       Sales          Total         Customers      Sales        Total
                                               -------------- ------------ ------------     ------------- ------------ ------------

Domestic Segments:
     Scientific, Technical, and Medical             $34,453         $164       $34,617           $32,041       $1,402      $33,443
     Professional/Trade                              35,303        6,334        41,637            28,025        3,291       31,316
     College                                         32,857        5,371        38,228            26,690        3,802       30,492
European Segment                                     34,019        3,520        37,539            34,605        2,865       37,470
Other Segments                                       21,762          182        21,944            16,615          113       16,728
Eliminations                                              0      (15,571)      (15,571)                0      (11,473)     (11,473)
                                               -------------- ------------ ------------     ------------- ------------ ------------
Total Revenues                                     $158,394           $0      $158,394          $137,976           $0     $137,976
                                               -------------- ------------ ------------     ------------- ------------ ------------

Direct Contribution to Profit
Domestic Segments:
     Scientific, Technical, and Medical                                        $13,779                                     $12,996
     Professional/Trade                                                          8,855                                       8,069
     College                                                                    13,545                                      10,074
European Segment                                                                12,305                                      10,266
Other Segments                                                                   6,076                                       4,135
                                                                           ------------                                ------------
Total Direct Contribution to Profit                                             54,560                                      45,540

Shared Services and Admin. Costs                                               (26,074)                                    (24,258)
                                                                           ------------                                ------------

Operating Income                                                                28,486                                      21,282

Interest Expense - Net                                                          (1,714)                                       (411)
                                                                           ------------                                ------------

Income Before Taxes                                                            $26,772                                     $20,871
                                                                           ------------                                ------------


                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2000



                                                                           Nine Months Ended January 31,
                                             --------------------------------------------------------------------------------------
                                                               2000                                         1999
                                             -----------------------------------------     ----------------------------------------

                                                                                    (thousands)
                                                                Inter-                                        Inter-
                                                 External       segment                        External       segment
Revenues                                         Customers       Sales        Total            Customers       Sales        Total
                                              -------------- ------------ -------------     -------------- ------------ ------------

Domestic Segments:
     Scientific, Technical, and Medical           $102,415        $3,149      $105,564           $93,349       $4,357       $97,706
     Professional/Trade                             98,027        12,951       110,978            74,574        9,823        84,397
     College                                        91,474        16,801       108,275            74,282       12,493        86,775
European Segment                                   101,141         7,915       109,056            99,759        7,850       107,609
Other Segments                                      52,655           460        53,115            41,743          356        42,099
Eliminations                                             0       (41,276)      (41,276)                0      (34,879)      (34,879)
                                              -------------- ------------ -------------     -------------- ------------ ------------
Total Revenues                                    $445,712            $0      $445,712          $383,707           $0      $383,707
                                              -------------- ------------ -------------     -------------- ------------ ------------

Direct Contribution to Profit
Domestic Segments:
     Scientific, Technical, and Medical                                        $43,940                                      $38,422
     Professional/Trade                                                         22,154                                       18,754
     College                                                                    37,279                                       25,648
European Segment                                                                33,471                                       32,482
Other Segments                                                                  11,210                                        7,348
                                                                          -------------                                 ------------
Total Direct Contribution to Profit                                            148,054                                      122,654

Shared Services and Admin. Costs                                               (72,085)                                     (69,000)
                                                                          -------------                                 ------------

Operating Income                                                                75,969                                       53,654

Interest Expense - Net                                                          (5,303)                                      (1,784)
                                                                          -------------                                 ------------

Income Before Taxes                                                            $70,666                                      $51,870
                                                                          -------------                                 ------------


As a result of recent acquisitions, total assets for the Professional/Trade segment and College segment increased to approximately $167 million and $107 million, respectively.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   JANUARY 31, 2000


FINANCIAL CONDITION

     Operating activities for the first nine months of fiscal 2000 provided $144.2 million of cash, or $18.9 million more than the prior year's comparable period. The generation of cash during this period is consistent with the seasonality of the journal subscription receipts cycle which occurs, for the most part, in the third quarter of the fiscal year. The increase over the prior year was primarily due to higher net income and payable balances, offset to some extent by higher receivable balances.

     Investing activities used $177.6 million during the current year-to-date, or $137.8 million more than the comparable prior year's period, as the Company continued to expand its core publishing programs through acquisitions including the Jossey-Bass publishing company, certain higher education titles and the J.K. Lasser tax and financial guides, as more fully described in note 6.

     Financing activities primarily reflect the purchase of treasury shares and dividend payments.

RESULTS OF OPERATIONS
THIRD QUARTER ENDED JANUARY 31, 2000

     Revenues for the third quarter advanced 15% to $158.4 million compared with $138.0 million in the prior year. Revenues were adversely affected somewhat by foreign currency translation due to the strong U.S. dollar. Excluding the acquisitions completed during the current fiscal year and the adverse foreign currency translation effects, as noted above, organic revenue growth for the quarter was approximately 6% over the comparable prior year period. Operating income for the current quarter increased 34% to $28.5 million, compared with $21.3 million in the prior year. Net income advanced 25% to $16.7 million. Diluted earnings per share advanced 30% to $0.26 for the quarter compared with $0.20 in the prior year's third quarter.

     The Company's overall strategy of gaining market share in its core businesses by growing organically and through targeted acquisitions, while at the same time improving margins, is working. The Company continues to invest in new technologies as it accelerates its migration to the digital world.

     Cost of sales as a percentage of revenues declined to 33.4% compared with 35.2% in the prior year's third quarter. Operating expenses as a percentage of revenues declined to 45.9% in the current quarter, down from 47.6% in the prior year's third quarter due to synergies achieved on the acquisitions. The operating margin improved to 18.0% in the current quarter, compared with 15.4% in the prior year's third quarter.

     Interest expense-net increased $1.3 million, as a result of financing costs related to the acquisitions completed during the year. The effective tax rate was 37.5% in the current quarter, compared with 36% in the prior year.

       SEGMENT RESULTS

       Domestic Professional/Trade segment revenues advanced 33% for the third quarter over the prior year, benefiting from recent acquisitions of Jossey-Bass, a San Francisco-based professional publisher, and the J.K. Lasser tax and financial guides, as well as strong backlist titles, including increased demand from online Internet suppliers. The direct contribution to profit advanced 10%. The direct contribution margin declined from 25.8% in the prior year's third quarter to 21.3% as a result of one-time integration costs related to the current year acquisitions. The Professional/Trade business is taking advantage of the dramatic growth of e-commerce. Online selling plays to the division's strength as a niche publisher with a deep backlist serving the professional needs of its customers. There is a growing demand for electronic products among the professional markets that it serves, notably computing, accounting, finance, psychology and architecture. The division is capitalizing on these opportunities with a combination of print and web-based products and services, as well as through the formation of strategic alliances. During the quarter, the domestic professional/trade business launched Wiley Virtual CPA Exam Review, an interactive multimedia course on the Web which is based on the Company's well known Delaney CPA Examination Review. This subscription-based 24/7 learning environment uses streaming video and audio lectures with self-assessment tests and extensive graphics. The Wiley Virtual CPA Exam Review is only one example of the Professional/Trade segments strategy to leverage the deep reservoir of "must have" content on the Internet.

       Domestic College segment revenues increased 25% for the quarter compared with the prior year, primarily related to the acquisition of certain higher education titles during the year, as well as a strong frontlist. The direct contribution to profit increased 34%, and the direct contribution margin improved to 35.4% during the current quarter compared with 33.0% in the prior year's third quarter. The college publishing market is as robust as it has been during the past decade. The College segment continued to invest in new technological tools to help teachers teach and students learn. For example, through alliances the College segment is providing web-based course management tools for professors and online tutorial, quiz and homework management tools for students. Every major college textbook now has a technology component designed to facilitate teaching and learning. The College business has over 300 web-sites serving the needs of professors and students. These web-sites are being redesigned to generate content dynamically from existing databases, as well as linking them to key portals. Alliances are also being formed to provide many of our top-selling textbooks in the e-book format.

       Domestic Scientific, Technical and Medical (STM) revenues increased 4%, for the third quarter compared with the prior year mainly due to the subscription journals business. The direct contribution to profit increased 6%. The direct contribution margin was 39.8% in the current quarter compared with 38.9% in the prior year's second quarter. Wiley InterScience, the Company's web-based service, is being expanded by adding the content of some of our best-selling major reference works and increasing the number of dedicated sales staff. The investment in Wiley InterScience is beginning to pay off. Customers such as OhioLink, the University of California system's California Digital Library, Hoffman LaRoche, Glaxo Wellcome, the University of Toronto and the University of Hong Kong have signed licenses that are attractive to them and to Wiley. CrossRef, the reference linking service, continued to sign-up new publishers. Twenty-three publishers are now participating in this important initiative to serve customers better. Wiley is a founding member of CrossRef and co-developer of the technology on which the service is based.


       European segment revenues were essentially flat for the quarter, as the translation effects of a stronger U.S. dollar adversely impacted revenue growth. The direct contribution margin was 32.8% in the current quarter compared with 27.4% in the prior year's third quarter. The improvement in the Other segment's results of operations was due to strong local product revenues in Canada and Australia and the strengthening of many of the Asian economies.

       RESULTS OF OPERATIONS
       NINE MONTHS ENDED JANUARY 31, 2000

       Revenues for the first nine months advanced 16% to $445.7 million compared with $383.7 million in the prior year. Revenues were again adversely affected somewhat by foreign currency translation due to the strong U.S. dollar. Excluding the acquisitions completed during the current fiscal year and the adverse foreign currency translation effects, as noted above, organic revenue growth for the first nine months was approximately 7% over the comparable prior year period. Operating income for the nine months increased 42% to $76.0 million, compared with $53.7 million in the prior year. Net income advanced 33% to $44.2 million. Diluted earnings per share advanced 36% to $0.68 for the first nine months of the year compared with $0.50 in the prior year. After financing costs, the current year acquisitions were accretive to earnings by approximately $2.4 million.

       Costs of sales as a percentage of revenues for the nine months declined to 33.6% from 34.7% in the prior year. Operating expenses as a percentage of revenues declined to 46.7% in the current period, down from 49.5% in the prior year due to synergies achieved on the acquisitions. The operating margin improved to 17.0% in the current period compared with 14.0% in the prior year.

       Interest expense-net increased $3.5 million as a result of financing costs related to the acquisitions completed during the year. The effective tax rate was 37.5% in the current period, compared with 36% in the prior year.


       SEGMENT RESULTS

       Domestic Professional/Trade revenues advanced 31% for the nine months over the prior year, benefiting from the recent acquisitions of Jossey-Bass, a San Francisco-based professional publisher, and the J.K. Lasser tax and financial guides, as well as strong backlist titles, including increased demand from online Internet suppliers. The direct contribution to profit advanced 18%. The direct contribution margin declined from 22.2% in the prior year to 20.0% due to one-time integration costs related to the current year acquisitions.

       Domestic College revenues increased 25% for the nine months compared with the prior year, primarily related to the acquisition of certain higher education titles during the year, as well as a strong frontlist The direct contribution to profit increased 45%, and the direct contribution margin improved to 34.4% during the period compared with 29.6% in the prior year.

       Domestic Scientific, Technical and Medical (STM) revenues increased 8% for the first nine months compared with the prior year mainly due to the subscription journals business. The direct contribution to profit increased 14%. The direct contribution margin was 41.6% in the current period compared with 39.3% in the prior year.

       European segment revenues increased 1%, as the translation effects of a stronger U.S. dollar adversely impacted revenue growth. The direct contribution margin was 30.7% in the current period compared with 30.2% in the prior year. The improvement in the Other segment's results of operations was due to strong local product in Canada and Australia and the strengthening of many of the Asian economies.

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

         Interest Rates

                  The Company had a $125 million variable rate long-term loan outstanding at January 31, 2000, which approximated fair value. The weighted average interest rate as of January 31, 2000 was approximately 6.4%. The Company did not use any derivative financial instruments to manage this exposure.

         Foreign Exchange Rates

                  The Company is exposed to foreign currency exchange movements primarily in European, Asian, Canadian and Australian currencies. Consequently, the Company, from time to time, enters into foreign exchange forward contracts as a hedge against its overseas subsidiaries' foreign currency asset, liability, commitment, and anticipated transaction exposures, including intercompany purchases. At January 31, 2000, the Company had open foreign exchange forward contracts expiring through April 30, 2000 as follows:
                                                               Average
                      Currency Sold          U.S. $ Value      Contract
                      ----------------      -------------    ------------
                      Canadian Dollars       $1.6 million       $.6834
                      Australian Dollars     $0.4 million       $.6612

PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)      Exhibits

                    27    - Financial Data Schedule



           (b)      Reports on Form 8-K

No reports on Form 8-K were filed  during the quarter ended January 31, 2000





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


Dated:  March 13, 2000