Form 10-K
period 2000-04-30
WILEY JOHN & SONS INC
filed 2000-06-29
CIK 107140

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

               [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended: April, 30, 2000
                                 ---------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                        For the transition period from to
                         Commission file number 1-11507

                             JOHN WILEY & SONS, INC.
              (Exact name of Registrant as specified in its charter)

    NEW YORK                                                    13-5593032
------------------------                            ---------------------------
 State or other jurisdiction of                            I.R.S. Employer
Incorporation or organization                             Identification No.
605 Third Avenue, New York, NY                                 10158-0012
-------------------------------                    ----------------------------
Address of principal executive offices                          Zip Code
Registrant's telephone number including area code           (212) 850-6000
                   -----------------------------------------------

 Securities registered pursuant to Section 12(b) of the Act
Title of each class                   Name of each exchange on which registered
------------------------------------      --------------------------------------
Class A Common Stock, par value $1.00 per share          New York Stock Exchange
Class B Common Stock, par value $1.00 per share          New York Stock Exchange

 Securities registered pursuant to Section 12(g) of the Act:
                             None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes           No
                                                 ----------      --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _____

The number of shares outstanding of the Registrant's Class A and Class B Common Stock, par value $1.00 per share as of May 31, 2000, was 48,923,008 and 11,813,564 respectively, and the aggregate market value of such shares of Common Stock held by non-affiliates of the Registrant as of such date was $660,729,313 based upon the closing market price of the Class A and Class B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Definitive proxy Statement to be filed with the Commission on or about August 8, 2000 for the Annual Meeting of Shareholders to be held on September 21, 2000, (the "2000 Proxy Statement") is, to the extent noted below, incorporated by reference in Part III.

                                     PART I

Item 1.       Business


              The Company is a New York corporation incorporated on January 15, 1904. (As used herein the term "Company" means John Wiley & Sons, Inc., and its subsidiaries and affiliated companies, unless the context indicates otherwise).


              The Company is a global publisher of print and electronic products, specializing in scientific, technical and medical journals and books; professional and consumer books and subscription services; and textbooks and other educational materials for undergraduate and graduate students as well as lifelong learners. The Company has publishing, marketing and distribution centers in the United States, Canada, Europe, Asia, and Australia. Technology is enabling the Company to make its content more accessible to its global communities of interest.

              Scientific, Technical, and Medical (STM) Publishing

              The Company is a leading publisher for the scientific, technical and medical communities worldwide. It's STM programs encompass journals, encyclopedias, books and other products in subjects such as the life and medical sciences, chemistry, statistics and mathematics, and electrical and electronics engineering. The Company develops products in the United States, the United Kingdom, and Germany - primarily in English, but in some cases German - for global distribution. STM publishing represented 41% of total revenues in fiscal 2000.

              Wiley InterScience, the Company's Web-based service, offers more than 300 of the Company's STM journals online for sale by subscription license, and, in the future, by purchase of access to individual articles. In addition, the Company is expanding the content of Wiley InterScience to include fully searchable online reference material as evidenced by the recent launch of the online 24-volume Wiley Encyclopedia of Electrical and Electronics Engineering, the first of approximately 30 major reference works that are to be added to Wiley InterScience. Titles will include the 27-volume Kirk-Othmer Encyclopedia of Chemical Technology and the 28-volume Ullmann's Encyclopedia of Industrial Chemistry, Patty's Industrial Hygiene and Toxicology, as well as Current Protocols, the widely used laboratory manual series.

              Other new features of Wiley InterScience include EarlyView, launched in May 2000, wherein customers can access individual articles online well in advance of the print issue. The Company is also improving Wiley InterScience with full-text HTML versions of journal content, allowing more advanced search and navigation options, and providing customers with greater choice and control over the information they retrieve.

              The Company entered into an alliance with 32 other publishers to launch and operate CrossRef to facilitate the research process. CrossRef is an electronic linking system that will allow a reader to click on a reference in a journal published by one participant and go directly to the referenced article, even if it is published by another participant and located on that publisher's server.

              Professional/Trade Publishing

              The Company's professional/trade program includes books and subscription products, both print and electronic, for professionals and business people. Subject areas include business, accounting, computers, psychology, architecture, engineering, culinary arts, education/health management and general interest. Products are developed in the United States, Canada, Europe, Asia, and Australia for worldwide distribution through multiple channels, including bookstores, the Internet, and direct marketing. Professional/trade publishing accounted for 33% of total revenues in fiscal 2000.

              During the year, the Company acquired Jossey-Bass for approximately $81 million. Jossey-Bass specializes in books and journals for professionals and executives in such areas as business, psychology and education/health management. The Company also acquired the J.K. Lasser tax and financial guides during the year. In addition, the Company has expanded its alliances to include an agreement with CNBC, a world leader in business news, to publish a series of books that will provide insights into personal investing, and educate both avid CNBC viewers and the average consumer.

              Electronic products are a growing part of the professional/trade program. Examples include the Wiley Virtual CPA Exam Review, developed in partnership with KeepSmart.com, Inc. Based on the Company's Delaney CPA Examination Review, it adds convenience and value for customers by transforming the product into a fully interactive course on the Web. The Web-based version offers CPA candidates the interactivity of a live classroom experience, with a program that lets them study at their desktop computers. It features full-streaming audio and video lectures, online learning and problem-solving, and a discussion forum monitored by accounting professionals.

              The Company's TheraScribe/Practice Planner library has been used in print and electronic formats by more than 200,000 behavioral health professionals to improve the quality of patient care and streamline clinical recordkeeping. The Company is partnering with Netsmart Technologies to deliver this product to customers' desktops in a dynamic publishing model.

              Management training is another area that lends itself to online products. Jossey-Bass is developing a Web-based version of its widely used management assessment program, Leadership Practices Inventory, by James M. Kouzes and Barry Z. Posner. The new interactive version is designed to facilitate management training and evaluation through online scoring and test administration, test/retest score analysis, and detailed feedback on how managers can improve their leadership skills.

              The Internet not only enables the Company to deliver content online, but also helps to sell more books. The growth of online booksellers benefits the Company because they provide unlimited virtual "shelf space" for the Company's entire backlist. More than 10% of the Company's worldwide sales of professional and trade books in fiscal 2000 were through online bookstores.

              Educational Publishing

              The Company publishes English-language textbooks and other educational materials in print, CD-ROMs, and online formats in the United States, Canada, Europe, and Australia for undergraduate and graduate students and lifelong learners. Programs are targeted, focusing on the sciences, mathematics, engineering, and business. In Australia, the Company is also a leading publisher for the secondary school market. Educational publishing generated 26% of total revenues in fiscal 2000.

              During the current fiscal year, the Company acquired certain publishing assets from Pearson Education for approximately $57 million, including college textbooks and instructional packages in biology/anatomy and physiology, engineering, computer science, mathematics, economics, finance, and teacher education.

              All of the Company's major textbooks have a technology component. Currently, there are over 300 Websites serving the needs of professors and students. As part of the purchase price of a new text, a student receives a password to a Website containing additional and timely learning materials.

              The Company is working with course management providers, such as WebCT and Blackboard, to offer interactive syllabi, chat rooms, and assessment tools including online quizzing and testing. In addition, the Company has formed a partnership with Versaware Inc. to issue approximately 15 Wiley texts as ebooks that can be read online, downloaded, or printed from the Web.

              One of the trends in higher education is toward distance  learning
              - students  taking  online  courses  either on or off campus.  The
              Company's initial efforts involve exploratory projects as this market evolves, including forming partnerships with course developers, such as an alliance with Caliber Learning Network to provide distance learning courses to the higher education and corporate training markets; the transatlantic alliance with the International Securities Market Association in Switzerland to create Internet-based finance courses; and the alliance with the Institute for Operations Research and Management Science (INFORMS) to provide online teaching cases for use in courses in management science, operations research, operations management, and other business and engineering areas.

              Publishing Operations

              Journal Products

              The Company publishes over 400 journals and other subscription-based products, which accounted for approximately 34% of the Company's fiscal 2000 revenues. Most journals are owned by the Company, in which case they may or may not be sponsored by a professional society. Some are owned by such societies and published by the Company under an agreement. Societies which sponsor or own such journals generally receive a royalty and/or other consideration which varies with the nature of the relationship. The Company usually enters into agreements with outside independent editors of journals which state the duties of the editors, and the fees and expenses for their services. Contributors of journal articles transfer publication rights to the Company or professional society, as applicable.

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

              Journal content for virtually all of the journals is also made available online through subscription licenses ranging from one to three years, and by selling online access to individual journal articles.

              Book Products

              Materials for book publications are obtained from authors throughout most of the world through the efforts of an editorial staff, outside editorial advisors, and advisory boards. Most materials originate with their authors, but many are prepared as a result of suggestions or solicitations by editors or advisors. The Company usually enters into agreements with authors which state the terms and conditions under which the respective authors' materials will be published and under which other related rights may be exercised, the name in which the copyright will be registered, the basis for any royalties, and other matters. Most of the authors are compensated by royalties which vary with the nature of the product and its anticipated sales potential. In general, royalties for textbooks and consumer books are higher than royalties for research and reference works. The Company makes advances against future royalties to authors of certain of its publications. The Company continues to add new titles, revise existing titles, and discontinue the sale of others in the normal course of its business. The Company's general practice is to revise its basic textbooks every three to five years, if warranted, and to revise other titles as appropriate. Subscription-based products, other than journals, are updated more frequently on a regular schedule. Approximately 35% of the Company's fiscal 2000 domestic book publishing revenues were from titles published or revised in that fiscal year.

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

              Adopted textbooks (i.e., textbooks prescribed for course use) are sold primarily to bookstores, including online bookstores, serving educational institutions. The Company employs sales representatives who call on faculty members responsible for selecting books to be used in courses, and on the bookstores which serve such institutions and their students. Textbook sales are generally made on a fully returnable basis. The textbook business is seasonal with the majority of textbook sales occurring during June through August and November through January. There is an active used textbook market which negatively affects the sales of new textbooks.

              Like most other publishers, the Company generally contracts with independent printers and binderies for their services. The Company purchases its paper from independent suppliers and printers. Paper prices on average decreased slightly during fiscal 2000, but are expected to increase in the future. The Company believes that adequate printing and binding facilities, and sources of paper and other required materials are available to it, and that it is not dependent upon any single supplier. Printed book products are distributed from Company operated warehouses.

              The Company performs marketing and distribution services for other publishers under agency arrangements. It also engages in co-publishing of titles with foreign publishers and in publication of adaptations of works from other publishers for particular markets. The Company also receives licensing revenues from photocopies, reproductions and electronic uses of its content.

              The Company is increasingly developing content in digital format that can be used for both online and print products, which results in productivity and efficiency savings, as well as being able to offer customized publishing and print-on-demand products. Book content is increasingly being made available online and in ebook format through licenses with alliance partners. The Company is also developing online communities of interest both on its own and in partnership with others to expand the market for its products. The Company believes that the demand for new electronic technology products will increase. Accordingly, to properly service its customers and to remain competitive, the Company anticipates it will be necessary to increase its expenditures related to such new technologies over the next several years.

              International Operations

              The Company's publications are sold throughout most of the world through subsidiaries located in Europe, Canada, Australia, and Asia, or through agents, or directly from the United States. These subsidiaries market their own indigenous publications, as well as publications produced by the domestic operations and other subsidiaries and affiliates. The Export Sales Department in the United States markets the Company's publications through agents as well as foreign sales representatives in countries not served by a foreign subsidiary. John Wiley & Sons International Rights, Inc. sells foreign reprint and translations rights. The Company publishes, or licenses others to publish, its products which are distributed throughout the world in 35 foreign languages.
              Approximately 41% of the Company's fiscal 2000 revenues were derived from non-U.S. markets.

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

              Concentration of Credit Risk

              The Company's business is not dependent upon a single customer, the loss of which could have a material adverse effect. The journal subscription business is primarily sourced through independent subscription agents who facilitate the journal ordering process by consolidating the subscription orders/billings of each subscriber with various publishers. Monies are collected in advance from subscribers by the subscription agents and are remitted to the journal publishers, including the Company, generally prior to the commencement of the subscriptions. Although at fiscal year-end the Company had minimal credit risk exposure to these agents, future calendar year subscription receipts from these agents are highly dependent on their financial position and liquidity. Subscription agents account for approximately 24% of total consolidated revenues and no one agent accounts for more than 7% of total consolidated revenues. The book publishing business has witnessed a significant concentration in national and regional bookstore chains in recent years; however, no one customer accounts for more than 6% of total consolidated revenues.

              Competition Within the Publishing Industry

              The sectors of the publishing industry in which the Company is engaged are highly competitive. The principal competitive criteria for the publishing industry are believed to be product quality, suitability of format and subject matter, author reputation, price, timely availability of both new titles and revisions of existing books, online availability of journal and other published information and, for textbooks and certain trade books, timely delivery of products to retail outlets and consumers. Recent years have seen a consolidation trend within the publishing industry, including several publishing companies having been acquired by larger publishers and other companies.

              Based upon currently available industry statistics, the Company believes that of books published and sold in the United States, it accounts for approximately 5% of the total sales of such university and college textbooks, and approximately 3% of the total sales of such professional books.

              The Company knows of no reliable industry statistics which would enable it to determine its share of the various foreign markets in which it operates. The Company believes that the percentage of its total book publishing sales in markets outside the United States is higher than that of most of the United States publishers. The Company also believes it is in the top rank of publishers of scientific and technical journals worldwide, as well as the leading commercial chemistry publisher at the research level, and one of the leading publishers of university and college textbooks for the "hardside" disciplines, i.e., sciences, engineering and mathematics.

              Employees

              As of April 30, 2000, the Company employed approximately 2,300 persons on a full-time basis worldwide.

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

              Executive Officers

              Set forth below as of April 30, 2000 are the names and ages of all executive officers of the Company, the period during which they have been officers, and the offices presently held by each of them.

              Name and age   Officer since   Present office


              Bradford Wiley II    1993      Chairman of the Board since January
                    59                       1993 and a Director

              William J. Pesce     1989      President and Chief  Executive
                    49                       Officer and a Director since May 1,
                                             1998, (previously Chief Operating
                                             Officer;  Executive Vice President,
                                             Educational and International
                                             Group; Senior Vice President,
                                             Educational and International
                                             Group;and Senior Vice President,
                                             Educational Publishing)

              Stephen A. Kippur    1986      Executive Vice President and
                      53                     President, Professional  and Trade
                                             Publishing since  July  1998
                                             (previously Executive Vice
                                             President and Group  President,
                                             Professional, Reference & Trade;
                                             Senior Vice President,Professional,
                                             Reference & Trade Publishing Group)

              Robert D. Wilder     1986      Executive Vice President and Chief
                     51                      Financial and Operations Officer
                                             since June 1996 previously  Senior
                                             Vice President, Chief Financial
                                             Officer)

              William Arlington    1990      Senior  Vice President, Human
                      51                     Resources since June 1996
                                             (previously Vice President,
                                             Human Resources)

              Peter W. Clifford    1989      Senior Vice President, Finance,
                      54                     Corporate Controller and Chief
                                             Accounting  Officer since June 1996
                                             (previously Vice President, Finance
                                             and Controller)

              Timothy B. King      1996      Senior Vice President, Planning and
                      60                     Planning and Development)

              Richard S. Rudick    1978      Senior Vice President, General
                      61                     Counsel since June 1989

              Deborah E. Wiley     1982      Senior Vice President, Corporate
                      54                     Communications since June 1996
                                             (previously Vice President and
                                             Director of Corporate
                                             Communications, and a Director  of
                                             the Company  until September 1998.)

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
                                                                Lease Expiration
              Location             Purpose     Approx. Sq. Ft.        Date


              Leased-domestic
              New York          Executive and     232,000             2003
                                Editorial Offices

              New Jersey        Distribution      170,000             2003
                                Center and Office

              New Jersey        Warehouses        247,000             2002

              California        Office            40,000              2002

              Owned-foreign

              Germany           Office            66,000

              Leased-foreign

              Australia         Office            16,000              2002
                                Warehouse         29,000              2003

              Canada            Office            14,000              2001
                                Warehouse         41,000              2001

              England           Office            49,000              2009
                                Warehouse         96,000              2012

              Germany           Warehouse         70,000              2008

              Singapore         Office and        53,000              2002
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

Item 4.       Submission of Matters to a
              Vote of Security Holders

              No matters were submitted to the Company's security holders during the last quarter of the fiscal year ended April 30, 2000.

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

Item 9.       Changes in and Disagreements with
              Accountants on Accounting and Financial Disclosure

              None.

                                    PART III
Item 10.      Directors and Executive Officers

              The information regarding the Board of Directors on pages 4 to 10 of the 2000 Proxy Statement is incorporated herein by reference, and information regarding Executive Officers appears in Part I of this report.

Item 11.      Executive Compensation

              The information on pages 9 to 15 of the 2000 Proxy Statement is incorporated herein by reference.

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management

              The information on pages 2, 3, 7, and 8 of the 2000 Proxy Statement is incorporated herein by reference.

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


              (b) Reports on Form 8-K.

              No reports on form 8-K were filed during the quarter ended April 30, 2000.

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

              3.4 Certificate of Amendment of the Certificate of Incorporation dated as of September 1999 (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended October 31, 1999).

              3.5 By-Laws as Amended and Restated dated as of September 1998 (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended October 31, 1998).

              10.1 Credit agreement dated as of November 15, 1996 among the Company, the Banks from time to time parties hereto, and Morgan Guaranty Trust Company of New York, as Agent (incorporated by reference to the Company's report on Form 10-Q for the quarterly period ended October 31, 1996).
             10.2 Agreement of Lease dated as of May 16, 1985 between Fisher 40th & 3rd Company and Hawaiian Realty, Inc., Landlord, and the Company, Tenant (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30,
                      1985).
              10.3 Long Term Incentive Plan (incorporated by reference to the Company's Definitive Proxy Statement dated August 6, 1999)

              10.4 Executive Annual Incentive Plan (incorporated by reference to the Company's Definitive Proxy Statement dated August 6, 1999).

              10.5 1991 Key Employee Stock Plan (incorporated by reference to the Company's Definitive Proxy Statement dated August 8,
                      1991).

              10.6 Amendment to 1991 Key Employee Stock plan dated as of September 19, 1996 (incorporated by reference to the Company's Definitive Proxy Statement dated August 9, 1996).

              10.7 1987 Incentive Stock Option and Performance Stock Plan (incorporated by reference to the Company's Definitive Proxy Statements dated August 10, 1987).

              10.8 Amendment to 1987 Incentive Stock Option and Performance Stock Plan dated as of March 2, 1989 (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1989).

              10.9 1990 Director Stock Plan as Amended and Restated as of June 22, 1995 (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1997).

              10.10 1989 Supplemental Executive Retirement Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1989).

              10.11 Form of the Fiscal Year 1998 Executive Long Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1998).

              10.12 Form of the Fiscal Year 1999 Executive Long Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1999).

              10.13 Form of the Fiscal Year 2000 Qualified Executive Long Term Incentive Plan.

              10.14 Form of the Fiscal Year 2000 Qualified Executive Annual Incentive Plan.

              10.15 Form of the Fiscal Year 2000 Executive Annual Strategic Milestones Incentive Plan.

              10.16 Senior Executive Employment Agreement dated as of January 8, 1998 between William J. Pesce and the Company (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1998).

              10.17 Restricted Stock Award Agreement dated as of June 23, 1994 between William J. Pesce and the Company (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31, 1995).

              10.18 Senior Executive Employment Agreement dated as of July 1, 1994 between Stephen A. Kippur and the Company (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31, 1995).

             10.19 Amendment No. 1 to Stephen A. Kippur's Senior Executive Employment Agreement dated as of July 1,1994 (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31, 1995).

             10.20 Restricted Stock Award Agreement dated as of June 23, 1994 between Stephen A. Kippur and the Company (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31, 1995).

             10.21 Employment Agreement dated as of June 15, 2000 between Robert D. Wilder and the Company.

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

              10.26 Employment Agreement letter dated as of January 16, 1997 between Timothy B. King and the Company.

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

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements and information appearing on the pages indicated are filed as part of this Report:

                                                                        Page(s)

Report of Independent Public Accountants and

     Consent of Independent Public Accountants................................14

Consolidated Statements of Financial Position

     as of April 30, 2000 and 1999............................................15

Consolidated Statements of Income and Retained Earnings

     for the years ended April 30, 2000, 1999 and 1998........................16

Consolidated Statements of Comprehensive Income

     for the years ended April 30, 2000, 1999 and 1998........................16

Consolidated Statements of Cash Flows for the

     years ended April 30, 2000, 1999 and 1998................................17

Notes to Consolidated Financial Statements...............................18 - 28

Management's Discussion and Analysis of Financial Condition

     and Results of Operations...........................................29 - 33

Results by Quarter (Unaudited)................................................33

Quarterly Share Prices, Dividends and Related Stockholder Matters.............33

Selected Financial Data.......................................................34

Schedule II - Valuation and Qualifying Accounts

     for the years ended April 30, 2000, 1999 and 1998........................35

Other schedules are omitted because of absence of conditions under which they apply or because the information required is included in the Notes to Consolidated Financial Statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and the Shareholders of John Wiley & Sons, Inc.:

We have audited the accompanying consolidated statements of financial position of John Wiley & Sons, Inc. (a New York corporation), and subsidiaries as of April 30, 2000 and 1999, and the related consolidated statements of income and retained earnings, comprehensive income and cash flows for each of the three years in the period ended April 30, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of John Wiley & Sons, Inc., and subsidiaries as of April 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2000 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements and Schedules is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
New York, New York
June 8, 2000


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation by reference in this Form 10-K of our report dated June 8, 2000 included in Registration Statement File Nos. 333-93691, 33-60268, 2-65296, 2-95104, 33-29372
and 33-62605. It should be noted that we have not audited any financial statements of the company subsequent to April 30, 2000 or performed any audit procedures subsequent to the date of our report.

ARTHUR ANDERSEN LLP
New York, New York
June 28, 2000



                               CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


John Wiley & Sons, Inc. and Subsidiaries                                                 April 30
                                                                                ------------------------
Dollars in thousands                                                              2000             1999
                                                                                ========================
Assets
Current Assets
         Cash and cash equivalents                                             $ 42,299        $148,970
         Accounts receivable                                                     68,080          53,785
         Inventories                                                             46,109          40,003
         Deferred income tax benefits                                            10,999           3,865
         Prepaid expenses                                                         9,624           9,347
                                                                                ------------------------
Total Current Assets                                                            177,111         255,970
                                                                                ------------------------
Product Development Assets                                                       39,809          38,099
Property and Equipment                                                           38,226          34,726
Intangible Assets                                                               297,085         174,911
Deferred Income Tax Benefits                                                      3,395          13,001
Other Assets                                                                     13,711          11,845
                                                                                ------------------------
Total Assets                                                                   $569,337        $528,552
                                                                                ------------------------
Liabilities and Sharelholders' Equity
Current Liabilities
         Notes payable and current portion of long-term debt                   $ 30,000        $      -
         Accounts and royalties payable                                          45,816          34,708
         Deferred subscription revenues                                         112,337         110,143
         Accrued income taxes                                                     6,102           3,356
         Other accrued liabilities                                               59,795          46,893
                                                                                ------------------------
         Total Current Liabilities                                              254,050         195,100
                                                                                ------------------------
Long-Term Debt                                                                   95,000         125,000
Other Long-Term Liabilities                                                      32,109          30,271
Deferred Income Taxes                                                            15,440          15,969
Shareholders' Equity
         Common stock issued
         Class A ( 67,891,602 and 67,548,260 shares)                             67,892          67,548
         Class B ( 15,298,660 and 15,641,752 shares)                             15,299          15,642
         Additional paid-in capital                                              14,178          13,045
         Retained earnings                                                      198,539         154,759
         Accumulated other comprehensive income                                  (3,642)           (526)
         Unearned deferred compensation                                          (1,703)         (3,114)
                                                                                ------------------------
                                                                                290,563         247,354
Less Treasury shares at cost (Class A - 18,994,081 and 17,323,920;
         Class B - 3,484,096 and 3,484,096)                                    (117,825)        (85,142)
                                                                                ------------------------
Total Shareholders' Equity                                                      172,738         162,212
                                                                                ------------------------
Total Liabilities and Shareholders' Equity                                     $569,337        $528,552
                                                                                ========================


The accompanying notes are an integral part of the consolidated financial statements.

                              CONSOLIDATED STATEMENTS OF INCOME
                                    AND RETAINED EARNINGS


John Wiley & Sons, Inc. and Subsidiaries                                               For the years ended April 30
                                                                                -------------------------------------------
Dollars in thousands except per share data                                       2000           1999               1998
                                                                                ===========================================

Revenues                                                                       $594,815        $508,435          $467,081

Costs and Expenses
         Cost of sales                                                          194,939         173,983           164,169
         Operating and administrative expenses                                  294,425         261,353           253,284
         Amoritization of intangibles                                            16,447           9,445             8,764
                                                                                -------------------------------------------
         Total Costs and Expenses                                               505,811         444,781           426,217
                                                                                -------------------------------------------

Gain on Sale of Publishing Assets                                                     -              -             21,292
                                                                                -------------------------------------------

Operating Income                                                                 89,004          63,654            62,156

Interest Income and Other                                                         2,017           5,713             3,863
Interest Expense                                                                 (8,390)         (7,322)           (7,933)
                                                                                -------------------------------------------
Interest Income (Expense) -Net                                                   (6,373)         (1,609)           (4,070)
                                                                                -------------------------------------------
Income Before Taxes
                                                                                 82,631          62,045             58,086
Provision for Income Taxes
                                                                                 30,243          22,336             21,498
                                                                                -------------------------------------------
Net Income
                                                                                 52,388          39,709            36,588
                                                                                -------------------------------------------
Retained Earnings at Beginning of Year                                          154,759         122,906            93,337

Cash Dividends
         Class A Common ($.1425, $.1275 and $.1125 per share)
                                                                                 (7,075)         (6,479)           (5,766)
         Class B Common ($.1275, $.1125 and $.1000 per share)
                                                                                 (1,533)         (1,377)           (1,253)
         Total Dividends                                                        -------------------------------------------
                                                                                 (8,608)         (7,856)           (7,019)
                                                                                -------------------------------------------
Retained Earnings at End of Year                                               $198,539        $154,759 $         122,906
                                                                                ===========================================

Income Per Share
         Diluted                                                               $   0.81        $   0.60          $   0.55
         Basic                                                                 $   0.85        $   0.63          $   0.58


                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

John Wiley & Sons, Inc. and Subsidiaries                                                For the years ended April 30
Dollars in thousands                                                               2000          1999             1998
                                                                                -------------------------------------------

Net Income                                                                     $ 52,388        $ 39,709          $ 36,588
Other Comprehensive Income
         Foreign currency translation adjustments                                (3,116)             14              (646)
                                                                                -------------------------------------------
Comprehensive Income                                                           $ 49,272        $ 39,723          $ 35,942
                                                                                ===========================================

The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


John Wiley & Sons, Inc. and Subsidiaries                                                 For the years ended April 30
                                                                                -------------------------------------------
Dollars in thousands                                                                  2000           1999            1998
                                                                                ===========================================

Operating Activities
Net Income                                                                     $ 52,388        $ 39,709          $ 36,588
Noncash Items
         Amortization of intangibles                                             16,447           9,445             8,764
         Amortization of composition costs                                       24,900          21,322            20,213
         Depreciation of property and equipment                                  11,822           9,788             9,188
         Reserves for returns, doubtful accounts, and obsolescence               11,211           5,406            10,181
         Deferred income taxes                                                    1,795          (1,056)            9,234
         Gain on sale of publishing assets                                            -               -           (21,292)
         Other                                                                   12,675          10,822            15,483
Changes in Operating Assets and Liabilities
         Decrease (increase) in receivables                                     (21,611)          1,151            (2,872)
         Decrease (increase) in inventorie                                       (1,149)          3,032             4,426
         Increase (decrease) in accounts and royalties payable                    6,134          (1,917)            6,000
         Increase in deferred subscription revenues                               3,602          10,413             5,983
         Increase in other accrued liabilities                                   12,100           8,037             8,211
         Net change in other operating assets and liabilities                     1,525           1,746            (6,049)
                                                                                ------------------------------------------
         Cash Provided by Operating Activities                                  131,839         117,898           104,058
                                                                                ------------------------------------------
Investing Activities
         Additions to product development assets                                (33,153)        (31,998)          (30,220)
         Additions to property and equipment                                    (15,804)        (10,631)          (11,935)
         Proceeds from sale of publishing assets                                      -               -            26,500
         Acquisitions of publishing assets                                     (145,111)        (10,429)          (30,491)
                                                                                ------------------------------------------
         Cash Used for Investing Activities                                    (194,068)        (53,058)          (46,146)
                                                                                ------------------------------------------
Financing Activities
         Purchase of treasury shares                                            (35,317)        (38,549)           (4,281)
         Net repayments of short-term debt                                             -              -              (156)
         Cash dividends                                                          (8,608)         (7,856)           (7,019)
         Proceeds from issuance of stock on option exercises and other            3,891           5,159             2,288
                                                                                ------------------------------------------
         Cash Used for Financing Activities                                     (40,034)        (41,246)           (9,168)
                                                                                ------------------------------------------
         Effects of exchange rate changes on cash                                (4,408)         (2,029)             (455)
                                                                                ------------------------------------------
Cash and Cash Equivalents
         Increase (decrease) for year                                          (106,671)         21,565            48,289
         Balance at beginning of year                                           148,970         127,405            79,116
                                                                                -----------------------------------------
         Balance at end of year                                                $ 42,299        $148,970          $127,405
                                                                                =========================================

Cash Paid During the Year for
         Interest                                                              $  8,556        $  7,886          $  8,042
         Income taxes                                                          $ 21,122        $ 17,201          $ 12,409

The accompanying notes are an integral part of the consolidated financial statements.

                   Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of John Wiley & Sons, Inc., and its majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

Revenue Recognition: Revenues are principally recognized upon shipment of products. Subscription revenues are generally collected in advance, and are deferred and recognized as earned when the related issue is shipped or made available on-line to the subscriber.

Sales Returns and Doubtful Accounts: The Company provides an estimated allowance for doubtful accounts and for future returns on sales made during the year. The allowance for doubtful accounts and returns (estimated returns net of inventory and royalty costs) is shown as a reduction of receivables in the accompanying consolidated balance sheets and amounted to $53.4 and $41.8 million at April 30, 2000 and 1999, respectively.

Inventories: Inventories are stated at cost or market, whichever is lower. Domestic book inventories aggregating $35.4 and $27.4 million at April 30, 2000 and 1999, respectively, are valued using the last-in, first-out (LIFO) method. All other inventories are valued using the first-in, first-out method.

Depreciation and Amortization: Buildings, leasehold improvements, and capital leases are amortized over the lesser of the estimated useful lives of the assets up to 40 years, or the duration of the various leases, using the straight-line method. Furniture and equipment is depreciated principally on the straight-line method over estimated useful lives ranging from 3 to 10 years. Composition costs representing the costs incurred to bring an edited manuscript to publication including typesetting, proofreading, design and illustration, etc., are capitalized and amortized over estimated useful lives representative of product revenue patterns, generally three years. Capitalized internal-use software is amortized on a straight-line basis over its estimated useful life, generally 3 years.

Intangible Assets: Intangible assets consist of acquired publication rights, which are principally amortized on a straight-line basis over periods ranging from 3 to 30 years; noncompete agreements, which are amortized over the term of such agreements; and goodwill and other intangibles, which are amortized on a straight-line basis over periods ranging from 5 to 40 years. If facts and circumstances indicate that long-lived assets and/or intangible assets may be permanently impaired, it is the Company's policy to assess the carrying value and recoverability of such assets based on an analysis of undiscounted future cash flows of the related operations. Any resulting reduction in carrying value based on the estimated fair value would be charged to operating results. As a result of this review, approximately $3.6 million of intangibles was written-off and charged against operating income in fiscal year 2000, and $3.3 million in fiscal year 1998.

Derivative Financial Instruments - Foreign Exchange Contracts: The Company, from time to time, enters into forward exchange contracts as a hedge against its overseas subsidiaries' foreign currency asset, liability, commitment and anticipated transaction exposures. To qualify as a hedge, the financial instrument must be designated as a hedge against identified items which have a high correlation with the financial instrument. The Company does not use financial instruments for trading or speculative purposes. Realized and unrealized gains and losses are deferred and taken into income over the lives of the hedged items if permitted by generally accepted accounting principles;
otherwise, the contracts are marked to market with any gains and losses reflected in operating expenses. There were no open foreign exchange contracts and no gains or losses were deferred at April 30, 2000 or 1999. Included in operating and administrative expenses were net foreign exchange gains (losses) of approximately $.1, $(.1) and $(.1) million in 2000, 1999, and 1998, respectively.

Stock-Based Compensation: Stock options and restricted stock grants are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". Accordingly, the Company recognizes no compensation expense for fixed stock option grants since the exercise price is equal to the fair value of the shares at date of grant. For restricted stock grants, compensation cost is generally recognized ratably over the vesting period based on the fair value of shares.

Cash   Equivalents:   Cash  equivalents   consist  primarily  of  highly  liquid
investments with a maturity of three months or less and are stated at cost plus accrued interest, which approximates market value.

New Accounting Standards: In fiscal year 2000, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" issued by the American Institute of Certified Public Accountants. SOP 98-1 requires that certain costs incurred in developing or obtaining internal use software be capitalized and amortized over the useful life of the software. Previously, the Company expensed most of these costs as incurred. The adoption of SOP 98-1 had the effect of increasing net income in fiscal year 2000 by approximately $1.5 million.

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. (SAB) 101. SAB 101 summarizes certain areas of the SEC's views in applying generally accepted accounting principals to revenue recognition in financial statements. The Company believes that its current revenue recognition policies comply with SAB 101.

Income Per Share

A reconciliation of the shares used in the computation of net income per share for the years ended April 30, follows:

In thousands                     2000       1999        1998
----------------------------- ----------- ---------- -----------

Weighted average shares
   outstanding                   62,229      63,738     63,876
Less:  Unearned deferred
compensation shares
                                   (505)       (781)      (782)
----------------------------- ----------- ---------- -----------
Shares used for basic
income per share
                                 61,724      62,957     63,094
Dilutive effect of stock
options and other stock
awards                            3,101       3,556      2,858
----------------------------- ----------- ---------- -----------
Shares used for diluted
income per share
                                 64,825      66,513     65,952
----------------------------- ----------- ---------- -----------

Acquisitions

In the first quarter of fiscal year 2000, the Company acquired certain higher education titles for approximately $57 million in cash, and Jossey-Bass for approximately $81 million in cash, from Pearson Inc. The higher education titles include such disciplines as biology/anatomy and physiology, engineering, mathematics, economics, finance and teacher education. Jossey-Bass publishes books and journals for professionals and executives in such areas as business, psychology and educational/health management. The Company also acquired the J.K. Lasser tax and financial guides for approximately $5 million in cash and other smaller acquisitions for approximately $2 million. The acquisitions were financed by available cash balances and short-term lines of credit. The cost of the acquisitions has been allocated on the basis of preliminary estimates of the fair values of the assets acquired and the liabilities assumed. Final asset and liability fair values may differ based on appraisals and tax bases, however, it is anticipated that any changes will not have a material effect, in the aggregate, on the consolidated financial position of the Company. The excess of cost over the preliminary estimate of the fair value of the tangible assets acquired amounted to approximately $143 million, relating primarily to acquired publication rights, goodwill and noncompete agreements which are being amortized on a straight-line basis over estimated average lives ranging from 3 to 20 years.

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

Divested Operations

In fiscal 1998, the Company sold its domestic law publishing program for $26.5 million, resulting in a gain of $21.3 million. Offsetting this gain are special asset write-downs and other items amounting to approximately $4.4 million, including write-downs of intangible assets of approximately $3.3 million. The net effect of these unusual items amounted to a pretax gain of $16.9 million, or $9.7 million after taxes, equal to $.14 per diluted share, or $.15 per basic share.

Inventories

Inventories at April 30 were as follows:
Dollars in thousands              2000             1999
--------------------------- ----------------- ----------------
Finished Goods                  $40,370          $ 34,485
Work-in-Process                   3,537             5,325
Paper, Cloth, and Other           5,241             2,007
--------------------------- ----------------- ----------------
                                 49,148            41,817
LIFO Reserve                     (3,039)           (1,814)
--------------------------- ----------------- ----------------
Total                           $46,109          $ 40,003
--------------------------- ----------------- ----------------

Product Development Assets

Product development assets consisted of the following at April 30:
Dollars in thousands                  2000          1999
---------------------------------- ------------ -------------
Composition Costs                    $26,753      $27,110
Royalty Advances                      13,056       10,989
---------------------------------- ------------ -------------
Total                                $39,809      $38,099
---------------------------------- ------------ -------------

Composition costs are net of accumulated amortization of $48,045 in 2000 and $44,107 in 1999.

Property and Equipment

Property and equipment consisted of the following at April 30:
Dollars in thousands                 2000            1999
-------------------------------- -------------- ---------------
Land and Land Improvements         $  1,542       $  1,542
Buildings and Leasehold
Improvements                         19,763         19,891
Furniture and Equipment              81,910         72,481
Internal-use Software                 2,813              -
-------------------------------- -------------- ---------------
                                    106,028         93,914
Accumulated Depreciation            (67,802)       (59,188)
-------------------------------- -------------- ---------------
Total                              $ 38,226       $ 34,726
-------------------------------- -------------- ---------------

Intangible Assets
Intangible assets consisted of the following at April 30:

Dollars in thousands                 2000          1999
-------------------------------- ------------- -------------
Acquired Publication Rights        $245,219      $164,705
Goodwill and Other Intangibles      112,053        51,870
Non-compete Agreements                2,016         1,516
-------------------------------- ------------- -------------
                                    359,288       218,091
Accumulated Amortization            (62,203)      (43,180)
-------------------------------- ------------- -------------
Total                              $297,085      $174,911
-------------------------------- ------------- -------------

Other Accrued Liabilities

Included in other accrued liabilities was accrued compensation of approximately $28.3 million and $21.3 million for 2000 and 1999, respectively.

Income Taxes

The provision for income taxes was as follows:


Dollars in thousands           2000        1999       1998
---------------------------- ---------- ----------- ----------
Currently Payable
   Federal                   $ 19,501   $ 16,419      $6,781
   Foreign                      6,181      4,663       4,332
   State and local              2,618      2,249       1,166
---------------------------- ---------- ----------- ----------
   Total Current Provision     28,300     23,331      12,279
---------------------------- ---------- ----------- ----------
Deferred Provision (Benefit)
   Federal                    (4,353)    (4,060)       6,211
   Foreign                     4,561      1,922        1,629
   State and local             1,735      1,143        1,379
---------------------------- ---------- ----------- ----------
   Total Deferred Provision    1,943       (995)       9,219
---------------------------- ---------- ----------- ----------
   Total Provision          $ 30,243    $ 22,336     $21,498
---------------------------- ---------- ----------- ----------

The Company's effective income tax rate as a percent of pretax income differed from the U.S. federal statutory rate as shown below:

                                       2000     1999     1998
------------------------------------- -------- -------- --------
U.S. Federal Statutory Rate             35.0%    35.0%    35.0%
State and Local Income Taxes
   Net of Federal Income Tax Benefit     3.9      3.6      2.8
Tax Benefit Derived From FSC Income     (3.6)    (2.5)    (2.7)
Foreign Source Earnings Taxed at
   Other Than U.S. Statutory Rate        -         .1       .6
Nondeductible Amortization of            2.0       .6       .7
   Intangibles
Other-Net                                (.7)     (.8)      .6
------------------------------------- -------- -------- --------
Effective Income Tax Rate               36.6%    36.0%    37.0%
------------------------------------- -------- -------- --------

Deferred taxes result from timing differences in the recognition of revenue and expense for tax and financial reporting purposes. The components of the provision for deferred taxes were as follows:

Dollars in thousands                 2000     1999      1998
---------------------------------- --------- -------- ---------
Depreciation and Amortization       $  177   $(2,356) $(2,898)
Accrued Expenses                    (1,147)    2,500     (275)
Provision for Sales Returns and
Doubtful Accounts                   (6,573)   (3,414)   5,699
Inventory                             (561)        5    1,331
Retirement Benefits                    752    (1,454)     (23)
Long-Term Liabilities                   67    (1,175)   2,541
Alternative Minimum Tax Credit and
Other Carryforwards                    492       288      236
Net Operating Loss Carryforwards    17,205     4,500    1,631
Valuation Allowance                 (7,079)      245      826
Other-Net                           (1,390)     (134)     151
---------------------------------- --------- -------- ---------
Total Deferred Provision (Benefit)  $1,943     $(995)  $9,219
---------------------------------- --------- -------- ---------

The significant components of deferred tax assets and liabilities at April 30, were as follows:

                                  2000              1999
                             ----------------- ------------------

Dollars in thousands          Current Long-Term Current  Long-Term
---------------------------- -------- --------  --------  --------
Deferred Tax Assets
Net Operating Loss
  Carryforwards                $    -  $ 4,426   $   -   $21,631
Reserve for Sales Returns
  and Doubtful Accounts         12,181       -     5,608     -
Costs Capitalized for Taxes         -   3,798         -    2,900
Retirement and Post-
  Employment Benefits               -   4,172         -    4,924
Amortization of Intangibles         -   4,018         -    4,018
---------------------------- -------- -------- --------- --------
Total Deferred Tax Assets      12,181  16,414     5,608   33,473
Less: Valuation Allowance           -  (5,719)        -  (12,798)
---------------------------- -------- -------- --------- --------
Net Deferred Tax Assets        12,181  10,695     5,608   20,675
---------------------------- -------- -------- --------- --------
Deferred Tax Liabilities
Inventory                      (1,182)      -    (1,743)       -
Depreciation and Amortization       -  (3,631)        -   (3,454)
Accrued Expenses                    -  (8,355)        -   (9,502)
Long-Term Liabilities               - (10,754)        -  (10,687)
---------------------------- -------- -------- --------- --------
Total Deferred Tax             (1,182)(22,740)   (1,743) (23,643)
  Liabilities
---------------------------- -------- -------- --------- --------
Net Deferred Tax Assets
  (Liability)                  $10,999 $(12,045) $3,865  $(2,968)
 ---------------------------- -------- -------- --------- --------

Approximately $5.0 million of the valuation allowance relates to net deferred tax assets recorded in connection with the VCH acquisition. Any amounts realized in future years will reduce the intangible assets recorded at date of acquisition.

Current taxes payable for 2000 and 1999 have been reduced by $5.0 and $4.6 million, respectively, relating to the utilization of net operating loss carryforwards. At April 30, 2000, the Company had aggregate unused net operating loss carryforwards of approximately $13.1 million, which may be available to reduce future taxable income primarily in foreign tax jurisdictions and generally have no expiration date.

In general, the Company plans to continue to invest the undistributed earnings of its foreign subsidiaries in those businesses, and therefore no provision is made for taxes that would be payable if such earnings were distributed. At April 30, 2000, the undistributed earnings of foreign subsidiaries approximated $31.3 million and, if remitted currently, would result in additional taxes approximating $6.2 million.

Notes Payable and Debt
Long-term debt consisted of the following at April 30:

Dollars in thousands                 2000         1999
-------------------------------- ------------- -----------
Term Loan Notes Payable Due
   October 2000 Through 2003     $125,000      $125,000

Less current portion of
   long-term debt                  (30,000)           --
                                 ----------    ----------

                                 $ 95,000        $ 125,000

The weighted average interest rate on the term loan was 5.89% and 5.85% during 2000 and 1999, respectively; and 6.44% and 5.25% at April 30, 2000 and 1999,
respectively.

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

In the event of a change of control, as defined, the banks have the option to terminate the agreement and require repayment of any amounts outstanding. Amounts outstanding under the term loan have mandatory repayments as follows:

Dollars in thousands     2001     2002      2003     2004
----------------------- -------- -------- --------- --------

                        $30,000  $30,000  $30,000   $35,000

The credit agreement contains certain restrictive covenants related to minimum net worth, funded debt levels, an interest coverage ratio, and restricted payments, including a cumulative limitation for dividends paid and share repurchases. Under the most restrictive covenant, approximately $58 million was available for such restricted payments as of April 30, 2000.

The Company and its subsidiaries have other short-term lines of credit aggregating $80 million at various interest rates. Information relating to all short-term lines of credit follows:

Dollars in thousands               2000       1999      1998
-------------------------------- ---------- --------- ----------
End of Year
  Amount outstanding             $    --    $    --   $     --
  Weighted average interest rate      --         --         --
During the Year
  Maximum amount outstanding     $40,749    $    --   $ 28,794
  Average amount outstanding     $15,654    $    --   $    742
  Weighted average interest        5.6%          --       8.5%
  rate
-------------------------------- ---------- --------- ----------

Based on estimates of interest rates currently available to the Company for loans with similar terms and maturities, the fair value of notes payable and long-term debt approximates the carrying value.


Commitments and Contingencies

The following schedule shows the composition of rent expense for operating leases:

Dollars in thousands               2000       1999        1998
------------------------------- ----------- ---------- -----------
Minimum Rental                  $ 14,614    $ 13,935   $ 13,137
Lease Escalation                   2,352       2,248      2,250
Less: Sublease Rentals                --         (60)       (50)
------------------------------- ----------- ---------- -----------
Total                           $ 16,966   $ 16,123     $ 15,337
------------------------------- ----------- ---------- -----------

Future minimum payments under operating leases aggregated $61.0 million at April 30, 2000. Annual payments under these leases are $17.9, $17.3, $15.2, $1.9 and $1.8 million for fiscal years 2001 through 2005, respectively. The Company has entered into an agreement to purchase an office building in the U.K. upon completion of construction in calendar year 2002 for approximately $15 million.

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

The Company provides life insurance and health care benefits, subject to certain dollar limitations and retiree contributions, for substantially all of its retired domestic employees. The cost of such benefits is expensed over the years that the employees render service and is funded on a pay-as-you-go, cash basis. The accumulated postretirement benefit obligation amounted to $.4 million and $.3 million at April 30, 2000 and 1999, respectively, and the amount expensed in fiscal 2000 and prior years was not material.

The components of net pension expense for the defined benefit plans were as follows:

Dollars in thousands                 2000      1999      1998
---------------------------------- --------- --------- ---------
Service Cost                        $5,535    $4,960    $3,913
Interest Cost                        7,034     6,498     5,883
Expected Return on Plan Assets      (7,321)   (6,684)   (5,460)
Net Amortization of Prior
   Service Cost                        470       356       355
Net Amortization of Unrecognized
   Transition Asset                   (843)     (850)     (852)
Recognized Net Actuarial Gain         (166)     (157)      (59)
---------------------------------- --------- --------- ---------
Net Pension Expense                 $4,709    $4,123     $3,780
---------------------------------- --------- --------- ---------

In fiscal 1999, the domestic plan was amended to provide that final average compensation be based on the highest three consecutive years ended December 31, 1995. The Company may, but is not required to, update from time to time the ending date for the three-year period used to determine final average compensation. The amendment had the effect of increasing pension expense for fiscal 1999 by $.2 million. The net pension expense included above for the international plans amounted to approximately $2.9, $2.6 and $2.1 million for 2000, 1999, and 1998, respectively.

The following table sets forth the changes in and the status of the plans' assets and benefit obligations. The unfunded plans primarily relate to a non-U.S. subsidiary, which is governed by local statutory requirements, and the domestic supplemental retirement plans for certain officers and senior management personnel.

                                                                   2000                               1999
                                                    ---------------------------------- ----------------------------------
                                                     Assets Exceed     Accumulated      Assets Exceed      Accumulated
                                                      Accumulated    Benefits Exceed     Accumulated        Benefits
     Dollars in thousands                              Benefits           Assets           Benefits       Exceed Assets
     ---------------------------------------------- ---------------- ----------------- ----------------- ----------------
     Plan Assets

     Fair Value, beginning of year                   $    92,389      $         -       $    84,262       $         -

     Actual Return on Plan Assets                          2,793                -             9,780                 -

     Employer Contributions                                2,224              832             1,866               963

     Participants' Contributions                               -                -               227                 -

     Benefits Paid                                        (2,637)            (832)           (2,621)             (963)

     Foreign Currency Rate Changes                          (990)               -            (1,125)                -
     ---------------------------------------------- ---------------- ----------------- ----------------- ----------------

     Fair Value, end of year                         $    93,779      $         -       $    92,389       $         -
     ---------------------------------------------- ---------------- ----------------- ----------------- ----------------

     Benefit Obligation

     Balance, beginning of year                      $   (74,953)     $   (23,342)      $   (63,429)      $   (20,506)

     Service Cost                                         (4,637)            (897)           (4,122)             (838)

     Interest Cost                                        (5,501)          (1,533)           (5,057)           (1,441)

     Amendments                                                -              (81)           (1,748)                -

     Actuarial Gain                                       (1,241)             (39)           (4,133)           (1,902)

     Benefits paid                                         2,637              832             2,621               963

     Foreign Currency Rate Changes                           938            1,467               915               382
     ---------------------------------------------- ---------------- ----------------- ----------------- ----------------

     Balance, end of year                            $   (82,757) $       (23,593)      $   (74,953)      $   (23,342)
     ---------------------------------------------- ---------------- ----------------- ----------------- ----------------

     Funded Status - Excess (Deficit)                     11,022          (23,593)           17,436           (23,342)

     Unrecognized Net Transition Asset                    (1,165)               -            (1,928)                -

     Unrecognized Net Actuarial Loss (Gain)              (10,789)           2,944           (16,800)            2,630

     Unrecognized Prior Service Cost                       3,433              421             3,830             1,085
     ---------------------------------------------- ---------------- ----------------- ----------------- ----------------

     Net Prepaid (Accrued) Pension Cost              $     2,501      $   (20,228)      $     2,538       $   (19,627)
     ---------------------------------------------- ---------------- ----------------- ----------------- ----------------
     The  weighted average  assumption used in determining these amounts were as follows:
     ---------------------------------------------- ---------------- ----------------- ----------------- ----------------

     Discount Rate                                         7.2%             6.8%              7.2%              6.8%
     ---------------------------------------------- ---------------- ----------------- ----------------- ----------------
     Expected Return On Plan Assets                        8.0%                -              8.0%                 -
     ---------------------------------------------- ---------------- ----------------- ----------------- ----------------
     Rate of Compensation Increase                         2.4%             5.0%              2.3%              4.8%
     ---------------------------------------------- ---------------- ----------------- ----------------- ----------------

Stock Compensation Plans

Under the Company's Long Term Incentive Plan, qualified employees are eligible to receive awards that may include stock options, performance stock awards, and restricted stock awards up to a maximum per year of 600,000 shares of Class A stock and subject to an overall maximum of 8,000,000 shares through June 22, 2009. As of April 30, 2000, approximately 7,930,400 shares were available for future grants.

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

The Company elected to apply the disclosure-only provisions of No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost is recognized for fixed stock option grants. Had compensation cost been recognized, net income would have been reduced on a pro forma basis by $1.7 million, or $.03 per diluted share, in 2000; $1.1 million, or $.02 per diluted share, in 1999; and $.6 million, or $.01 per diluted share, in 1998. For the pro forma calculations, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2000, 1999, and 1998: risk-free interest rate of 6.3%, 5.6%, and 6.5%, respectively; dividend yield of 1.0%, 1.2%, and 1.3%, respectively; volatility of 25.7% 23.2%, and 18.1%, respectively; and expected life of nine years for all years.

A summary of the activity and status of the Company's stock option plans follows:

                                                   2000                        1999                        1998
                                        ---------------------------- --------------------------- ---------------------------
                                                          Weighted                    Weighted                    Weighted
                                                          Average                     Average                     Average
                                           Options     Exercise Price  Options     Exercise Price  Options     Exercise Price
     ---------------------------------- -------------- ------------- ------------- ------------- ------------- -------------
     Outstanding at beginning of year    4,820,884        $ 7.04      4,207,636        $5.18      4,167,756        $4.47

     Granted                               517,800        $20.47        958,636       $13.88        598,712        $8.63

     Exercised                            (476,591)       $ 2.74       (345,388)       $3.26       (550,332)       $3.53

     Canceled                              (24,400)                           -            -         (8,500)       $6.47
                                                          $12.28
     ---------------------------------- -------------- ------------- ------------- ------------- ------------- -------------

     Outstanding at end of year          4,837,693        $ 8.88      4,820,884        $7.04      4,207,636        $5.18
     ---------------------------------- -------------- ------------- ------------- ------------- ------------- -------------

     Exercisable at end of year          2,245,837        $ 4.66      2,578,964        $4.05      2,162,272        $3.38
     ---------------------------------- -------------- ------------- ------------- ------------- ------------- -------------


The weighted average fair value of options granted during the year was $8.69, $5.25 and $3.17 in 2000, 1999 and 1998, respectively.

A summary of information about stock options outstanding and options exercisable at April 30, 2000, follows:

                        Options Outstanding     Options Exercisable
                                       Weight-ed
                             Weighted  Average             Weighted
                     Number  Average   Exercise   Number   Average
    Range of           Of    Remaining   Price      Of     Exercise
 Exercise Prices    Options     Term              Options    Price
------------------ --------- --------- -------- ---------- ---------

$ 1.97 to $ 3.06   1,023,303 2.1 years  $2.58    1,023,303   $2.58
$ 5.17 to $ 8.63   2,351,204 5.6 years  $7.08    1,191,134   $6.21
$13.89 to $14.59    953,386  8.1 years $13.88       31,400  $13.75
$17.25 to $20.56    509,800  9.2 years $20.49         -        -
------------------ --------- --------- -------- --------- ----------
Total              4,837,693 5.7 years  $8.88    2,245,837  $ 4.66
------------------ --------- --------- -------- --------- ----------

Under the terms of the Company's executive long-term incentive plans, upon the achievement of certain three-year financial performance-based targets, awards will be payable in restricted shares of the Company's Class A Common stock. The restricted shares vest equally as to 50% on the first and second anniversary date after the date the award is earned. Compensation expense is charged to earnings over the respective three-year period. In addition, the Company granted restricted shares of the Company's Class A Common stock to key executive officers and others in connection with their employment. The restricted shares generally vest one-third at the end of the third, fourth, and fifth years, respectively, following the date of the grant. Under certain circumstances relating to a change of control or termination, as defined, the restrictions would lapse and shares would vest earlier. Compensation expense is charged to earnings ratably over five years, or sooner if vesting is accelerated, from the dates of grant. Restricted shares issued in connection with the above plans amounted to 91,600, 114,400 and 153,948 shares at weighted-average grant-date fair values of $19.53, $14.55 and, $8.40 per share in 2000, 1999, and 1998, respectively. Compensation expense charged to earnings for the above amounted to $2.6, $3.0 million, and $2.6 million in 2000, 1999, and 1998, respectively.

Under the terms of the Company's Director Stock Plan, each member of the Board of Directors who is not an employee of the Company is awarded Class A Common stock equal to 50% of the board member's annual cash compensation, based on the market value of the stock on the date of the shareholders' meeting. Directors may also elect to receive all or a portion of their cash compensation in stock. Under this plan 14,936, 15,844 and 28,196 shares were issued in 2000, 1999, and 1998, respectively. Compensation expense related to this plan amounted to approximately $.4 million, $.5 million, and $.3 million in 2000, 1999, and 1998, respectively.

Capital Stock and Changes in Capital Accounts

Preferred stock consists of 2,000,000 authorized shares with $1 par value. To date, no preferred shares have been issued. Common stock consists of 180,000,000 authorized shares of Class A Common, $1 par value, and 72,000,000 authorized shares of Class B Common, $1 par value.

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

Under the Company's current stock repurchase program, up to 4 million shares of its Class A common stock may be purchased from time to time in the open market and through privately negotiated transactions. Through April 30, 2000, the Company repurchased 2,296,400 shares for a cost of approximately $37.5 million under the program.

Accumulated other comprehensive income balances consist solely of cumulative foreign currency translation adjustments.

Changes in selected capital accounts were as follows:

                                                                  Common Stock
                                                       ----------------------------------    Additional         Treasury
     Dollars in thousands                                   Class A           Class B      Paid-in Capital       Stock
     ------------------------------------------------- ----------------- ---------------- ----------------- ----------------

     Balance at May 1, 1997                                $66,276           $16,148               --          $(43,630)
     Director Stock Plan Issuance                               --                --              217                67
     Executive Long-Term Incentive Plan Issuance                --                --              192                73
     Purchase of Treasury Shares                                --                --               --            (4,281)
     Restricted Share Issuance                                  --                --            1,862               270
     Issuance of Shares Under Employee Savings Plan             --                --              316               101
     Exercise of Stock Options                                 551                --            3,037               (99)
     Other                                                     279              (279)              --                --
     ------------------------------------------------- ----------------- ---------------- ----------------- ----------------
     Balance at May 1, 1998                                $67,106            $15,869          $5,624          $(47,499)
     Director Stock Plan Issuance                                -                 -              207                46
     Executive Long-Term Incentive Plan Issuance                 -                 -              233                52
     Purchase of Treasury Shares                                 -                 -                -           (38,549)
     Restricted Share Issuance                                   -                 -            2,754               349
     Issuance of Shares Under Employee Savings Plan              -                 -              461                86
     Exercise of Stock Options                                 215                 -            3,766               373
     Other                                                     227              (227)               -                 -
     ------------------------------------------------- ----------------- ---------------- ----------------- ----------------
     Balance at May 1, 1999                                $67,548            $15,642         $13,045          $(85,142)
     Director Stock Plan Issuance                                -                 -              192                68
     Executive Long-Term Incentive Plan Issuance                 -                 -             (188)               (6)
     Purchase of Treasury Shares                                 -                 -                -           (35,317)
     Restricted Share Issuance                                   -                 -              (48)              120
     Issuance of Shares Under Employee Savings Plan              -                 -              368               139
     Exercise of Stock Options                                   -                 -              809             2,314
     Other                                                     344              (343)               -                (1)
     ------------------------------------------------- ----------------- ---------------- ----------------- ----------------
     Balance at April 30, 2000                             $67,892           $15,299          $14,178          $(117,825)
     ------------------------------------------------- ----------------- ---------------- ----------------- ----------------

Segment Information


The Company is a global publisher of print and electronic products, specializing in scientific, technical and medical journals and books; professional and consumer books and subscription services; and textbooks and educational materials for undergraduate and graduate students as well as lifelong learners. The Company has publishing, marketing and distribution centers in the United States, Canada, Europe, Asia and Australia. The Company's reportable segments are based on the management reporting structure used to evaluate performance. Segment information was as follows:

Dollars In thousands                                                        2000
----------------------- ------------------------------------------------------------------------------------------------------------
                                                                                                           Eliminations
                                                                                  European    Other        & Corporate
                                          Domestic Segments                       Segment      Segments       Items         Total
                        ------------------------------------------------------    ---------   ----------   -----------   -----------

                        Scientific,
                         Technical,    Professional/                   Total
                        and Medical        Trade        College      Domestic
                        -----------    -----------    ----------    ----------

Revenues
- External Customers     $138,017       $144,009       $109,356      $391,382      $136,668     $66,765     $       -     $594,815

- Intersegment Sales        7,115         16,065         18,366        41,546        10,869         743      (53,158)            -

                        -----------    -----------    ----------    ----------    ---------   ----------   -----------   -----------
 Total  Revenues         $145,132       $160,074       $127,722      $432,928      $147,537     $67,508     ($53,158)     $594,815

                        -----------    -----------    ----------    ----------    ---------   ----------   -----------   -----------
Direct Contribution
   To Profit              $63,458        $35,168        $36,186      $134,812       $47,062     $11,967            -      $193,841
                        -----------    -----------    ----------   -----------   ----------    ---------   ----------   ------------
Shared Services &
   Admin. Costs
                                                                                                                         (104,837)
                                                                                                                         -----------
Operating Income                                                                                                           89,004
Interest Expense-Net                                                                                                       (6,373)
                                                                                                                         -----------
Income Before Taxes                                                                                                       $82,631
                                                                                                                         -----------
Assets                   $52,896       $179,590        $89,101      $321,587      $152,603     $20,954      $74,193      $569,337
Expenditures For
   Long-Lived Assets
                          $6,381       $102,705        $65,834      $174,920        $7,405      $2,867       $8,876      $194,068
Depreciation &
   Amortization
                          $8,708        $14,858        $10,769       $34,335       $11,663      $1,905       $5,266       $53,169



Dollars In thousands                                                        1999
------------------------ -----------------------------------------------------------------------------------------------------------
                                                                                                            Eliminations
                                                                                  European     Other        & Corporate
                                          Domestic Segments                       Segment      Segments        Items        Total
                         -----------------------------------------------------    ---------    ----------   -----------   ----------
                          Scientific,
                          Technical,    Professional/                   Total
                          and Medical       Trade        College      Domestic
                         ------------   -----------    ----------    ----------
Revenues
- External Customers      $131,132       $104,338        $84,326      $319,796      $135,008     $53,631     $       -     $508,435

- Intersegment Sales         7,375         13,587         14,141        35,103        11,396         466      (46,965)            -

                         ------------   -----------    ----------    ----------    ---------   ----------   -----------   ----------

- Total Revenues          $138,507       $117,925        $98,467      $354,899      $146,404     $54,097     ($46,965)     $508,435
                         ------------   -----------    ----------    ----------    ---------   ----------   -----------   ----------
Direct Contribution
   To Profit
                          $59,325        $28,048        $22,232      $109,605       $42,232      $8,846            -      $160,683
                         ------------   -----------    ----------   ----------     ---------    --------   ----------     ---------
Shared Services &
   Admin. Costs
                                                                                                                           (97,029)
                                                                                                                          ----------
Operating Income                                                                                                            63,654
Interest Expense-Net                                                                                                        (1,609)
                                                                                                                          ----------
Income Before Taxes                                                                                                        $62,045
                                                                                                                          ----------
Assets                   $62,250         $87,130        $24,107      $173,487      $162,379     $17,919     $174,767      $528,552
Expenditures For
   Long-Lived Assets
                          $7,826         $14,047         $6,686       $28,559       $18,906      $2,444       $3,149       $53,058
Depreciation &
   Amortization
                          $6,664          $9,288         $7,138       $23,090       $13,061        $945       $3,459       $40,555



Dollars In thousands                                                       1998
------------------------ ----------------------------------------------------------------------------------------------------------
                                                                                                           Eliminations
                                                                                 European     Other        & Corporate
                                          Domestic Segments                      Segment      Segments        Items        Total
                         ----------------------------------------------------    ---------    ---------    -----------   ----------
                        Scientific,
                         Technical,    Professional/                   Total
                        and Medical        Trade        College      Domestic
                        -----------    -----------    ----------    ----------
Revenues
- External Customers      $123,080       $90,564        $76,317      $289,961      $122,385     $54,735     $       -     $467,081

- Intersegment Sales         6,741        11,701         14,558        33,000        11,164         344      (44,508)            -

                         ----------    -----------    ----------    ----------    ---------   ----------   -----------   ----------
-Total Revenues           $129,821      $102,265        $90,875      $322,961      $133,549     $55,079     ($44,508)     $467,081
                         ----------    -----------    ----------    ----------    ---------   ----------   -----------   ----------
Direct Contribution
   To Profit
                           $55,405       $19,881        $17,833       $93,119       $37,185      $7,679            -      $137,983
                         ----------    -----------    ----------    -----------   ---------    --------    ----------    ---------
Shared Services &
   Admin. Costs
                                                                                                                          (92,720)
Unusual Items                                                                                                              16,893
                                                                                                                         ----------
Operating Income                                                                                                           62,156
Interest Expense-Net                                                                                                       (4,070)
                                                                                                                         ----------
Income Before Taxes                                                                                                       $58,086
                                                                                                                         ----------
Assets                    $62,103       $83,166        $32,625      $177,894      $158,933     $17,626     $152,461      $506,914
Expenditures For
   Long-Lived Assets
                          $12,231       $37,128         $7,823       $57,182        $8,641      $1,068       $5,755       $72,646
Depreciation &
   Amortization
                           $5,619        $9,152         $7,698       $22,469       $11,628      $1,034       $3,035       $38,166

Intersegment sales are generally made at a fixed discount from list price. Shared services and administrative costs include costs for such services as information technology, distribution, occupancy, human resources, finance and administration. These costs are not allocated as they support the Company's worldwide operations. Corporate assets primarily consist of cash and cash equivalents, deferred tax benefits, and certain property and equipment. Unusual items amounting to $16,893 in 1998 relate to the gain on the sale of the domestic law publishing program, net of a write-down of certain intangible assets and other items. Export sales from the United States to unaffiliated international customers amounted to approximately $62.1, $60.5 and $56.5 million in 2000, 1999, and 1998, respectively. The pretax income for consolidated international operations was approximately $25.5, $17.3, $14.1 million in 2000, 1999, and 1998, respectively.


Worldwide revenues for the Company's core businesses were as follows:

                  Dollars in thousands                                           Revenues
--------------------------------------------------- -------------------------------------------------------------------
                                                          2000                   1999                    1998
                                                    ------------------    -------------------    ----------------------

                  Scientific, Technical, and            $241,618             $ 232,594              $ 217,331
                  Medical
                  Professional/Trade                     198,544               156,713                137,270
                  Educational                            154,653               119,128                112,480
                                                    ------------------    -------------------    ----------------------
                  Total                                 $594,815             $ 508,435              $ 467,081
                                                    ------------------    -------------------    ----------------------

Revenues from external customers and long-lived assets by geographic area were as follows:


         Dollars in thousands                        Revenues                                  Long-Lived Assets
         --------------------     -------------------------------------------          ------------------------------------------
                                        2000            1999           1998           2000           1999           1998
                                    -------------    -----------    -----------    -----------    ------------   ------------

         Domestic                    $350,875         $278,783       $253,429       $257,041       $121,643       $123,609
         International                243,940          229,652        213,652        131,790        137,938        130,102

         Total                       $594,815         $508,435       $467,081       $388,831       $259,581       $253,711
                                    ===========     ===========     ===========    ===========   ============   ===========

                     Management's Discussion and Analysis of
                       Financial Condition and Results of
                                   Operations

Results of Operations:
Fiscal 2000 Compared to Fiscal 1999

The Company continued to grow its revenue base through both internal development and acquisitions while improving operating margins. The Company continues to invest in new technologies as it accelerates its migration to the digital world.

In the first quarter of fiscal year 2000, the Company acquired certain higher education titles for approximately $57 million in cash, and Jossey-Bass for approximately $81 million in cash, from Pearson Inc. The higher education titles include such disciplines as biology/anatomy and physiology, engineering, mathematics, economics, finance and teacher education. Jossey-Bass publishes books and journals for professionals and executives in such areas as business, psychology and education/health management. The Company also acquired the J.K. Lasser tax and financial guides for approximately $5 million in cash, and other smaller acquisitions for approximately $2 million.

Revenues for the year increased 17% to $594.8 million reflecting improvement in all of the Company's core businesses. The Company continued to gain market share through the strength of its frontlist and backlist titles, as well as through the successful integration of its acquisitions. Revenue growth for the year was 8% excluding the current year acquisitions and the foreign exchange translation effect of weaker European currencies.

Cost of sales as a percentage of revenues was 32.8% in 2000 compared with 34.2% in the prior year reflecting lower composition costs and paper, printing and binding costs.

Operating and administrative costs increased 12.7% over the prior year, of which 7% was due to the acquisitions. Expenses as a percentage of revenues declined to 49.5% compared with 51.4% in the prior year, as the rate of growth in expenses was contained at less than the revenue growth rate.

Operating income increased 40% over the prior year. The operating income margin reached 15%, one year ahead of plan, compared with 12.5% in the prior year.

Interest expense net of interest income, of $6.4 million was $4.8 higher than the prior year due to the financing costs related to the acquisitions. The effective tax rate was 36.6% compared with 36% in the prior year.

Net income increased 32% to $52.4 million, and diluted earnings per share increased 35% to $0.81 per share. Current year acquisitions were accretive to earnings by approximately $0.03 per diluted share.

Segment Results

Domestic Professional/Trade segment revenues of $160.1 million advanced 36% over the prior year, benefiting from recent acquisitions of Jossey-Bass and the J.K. Lasser tax and financial guides, as well as a strong frontlist and backlist, including increased demand from online Internet suppliers. Excluding the acquisitions, revenue growth was 10% for the year. The direct contribution to profit advanced 25% to $35.2 million. The direct contribution margin declined from 23.8% in the prior year to 22.0%, as a result of the one-time integration costs related to the current year acquisitions. The Professional/Trade business is taking advantage of the dramatic growth of e-commerce. Online selling plays to the division's strength as a niche publisher with a deep backlist serving the professional needs of its customers. There is a growing demand for electronic products among the professional markets that it serves, notably computing, accounting, finance, psychology and architecture. The division is capitalizing on these opportunities with a combination of print and Web-based products and services, as well as through the formation of strategic alliances. During the year, the domestic Professional/Trade business launched Wiley Virtual CPA Exam Review, an interactive multimedia course on the Web which is based on the Company's well known Delaney CPA Examination Review. This subscription-based 24/7 learning environment uses streaming video and audio lectures with self-assessment tests and extensive graphics. Professional/Trade also recently entered into an agreement with CNBC, a world leader in business news to publish a series of books that will provide insight into personal investing.

Domestic College segment revenues of $127.7 million increased 30% over the prior year, primarily related to increased market share due to the acquisition of certain higher education titles during the year, as well as a strong frontlist. Revenue growth for the year was 11% excluding the current year acquisition. The direct contribution to profit increased 63% to $36.2 million, and the direct contribution margin improved to 28.3% during the current year compared with 22.6% in the prior year. College continued to invest in new technological tools to help teachers teach and students learn. For example, through alliances such as WebCT and Blackboard the College segment will be offering interactive syllabi, chat rooms and assessment tools including online quizzing and testing. Every major college textbook now has a technology component designed to facilitate teaching and learning. The College business has over 300 Web-sites serving the needs of professors and students. These Web-sites are being redesigned to generate content dynamically from existing databases, as well as linking them to key portals. In the distance learning area, College is working with Caliber Learning Network to provide online courses for the higher education and corporate lifelong learning markets. Alliances are also being formed to provide many of our top-selling textbooks in the e-book format.

Domestic Scientific, Technical and Medical (STM) revenues of $145.1 million increased 5% over the prior year mainly due to the subscription journals business. The direct contribution to profit increased 7% to $63.5 million. The direct contribution margin was 43.7% in the current year compared with 42.8% in the prior year. Wiley InterScience, the Company's Web-based service, is being expanded to include the content of some of the division's best-selling major reference works, as well as EarlyView, which allows customers to access individual articles online well in advance of the print issue. During the year, STM also formed an alliance with 32 other publishers to launch and operate
CrossRef to facilitate the research process. CrossRef is an electronic linking system that allows a reader to click on a reference in a journal published by one participant and go directly to the referenced article, even if it is published by another participant and located on that publisher's server.

European segment revenues of $147.5 million were up only a modest 1% for the year, as the translation effects of a stronger U.S. dollar adversely impacted revenue growth. The direct contribution to profit of $47.1 million increased 11% over the prior year. The direct contribution margin was 31.9% in the current year compared with 28.8% in the prior year. During the year, the European segment entered into a transatlantic alliance with the International Securities Market Association of Switzerland to create Internet-based finance courses. It also acquired an equity interest in InPharm-Internet Services, Ltd., the Oxford based business to business portal site and online information resource for the pharmaceutical industry.

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

Operating and administrative expenses increased 3.2% over the prior year. Expenses as a percentage of revenues declined to 51.4%, compared with 54.2% in the prior year, as the rate of growth in expenses was contained at less than the revenue growth rate.

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

Segment Results

Domestic Professional/Trade segment revenues increased 15% to $117.9 million driven by volume growth attributed to a strong frontlist and backlist as well as increased sales through online accounts. The direct contribution to profit advanced 41% to $28.0 million. The direct contribution margin increased to 23.7% compared with 19.4% in the prior year.

Domestic College segment revenues advanced 8% to $98.5 million due to market share gains resulting from a strong frontlist. The direct contribution to profit increased 25% to $22.2 million. The direct contribution margin increased to 22.6% compared with 19.4% in the prior year.

Domestic STM revenues increased 7% to $138.5 million primarily related to the journal publishing programs. The direct contribution to profit increased 7% to $59.3 million. The direct contribution margin was 42.8% compared with 42.7% in the prior year.

European segment revenues advanced 10% to $146.4 million driven primarily by increased journal revenues. The direct contribution to profit increased 14% to $42.2 million, and the direct contribution margin increased to 28.8% compared with 27.8% in the prior year.

Other segment revenues declined modestly due to the weak Australian dollar. The direct contribution to profit advanced 15% to $8.8 million, and the direct contribution margin improved to 16.4% compared with 13.9% in the prior year.

Liquidity and Capital Resources

The Company's cash and cash equivalents balance was $42.3 million at the end of fiscal 2000, compared with $149.0 million at the end of the prior year. Cash provided by operating activities was $131.8 million in fiscal 2000, an increase of $13.9 million compared with the prior year.

The Company's operating cash flow is strongly affected by the seasonality of its domestic college business and receipts from its journal subscriptions. Receipts from journal subscriptions occur primarily during November and December from companies commonly referred to as independent subscription agents. These companies facilitate the journal ordering process by consolidating the subscription orders/billings of each subscriber with various publishers. Monies are collected in advance from subscribers by the subscription agents and are remitted to the Company, generally prior to the commencement of the subscriptions. Although at fiscal year-end the Company had minimal credit risk exposure to these agents, future calendar year subscription receipts from these agents are highly dependent on their financial position and liquidity. Subscription agents account for approximately 24% of total consolidated revenues and no one agent accounts for more than 7% of total consolidated revenues.

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

To finance its short-term seasonal working capital requirements, including the $30 million scheduled debt repayment, and its growth opportunities, the Company has adequate cash and cash equivalents available, as well as both domestic and foreign short-term lines of credit, as more fully described in the note to the consolidated financial statements entitled "Notes Payable and Debt".

The capital expenditures of the Company consist primarily of investments in product development and property and equipment. Capital expenditures for fiscal 2001 are expected to increase approximately 50% over 2000, primarily representing investments in product development, including electronic media products; computer equipment upgrades and internal-use software in support of the higher volume of business to ensure efficient, quality-driven customer service; and for facilities improvements at certain locations. These investments will be funded primarily from internal cash generation or from the liquidation of cash equivalents.


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

Interest Rates

The Company had a $125 million variable rate long-term loan outstanding at April 30, 2000 and 1999, which approximated fair value. The Company did not use any derivative financial investments to manage this exposure. A hypothetical 10% adverse change in interest rates for this variable rate debt would negatively affect net income and cash flow by approximately $.4 million.

Foreign Exchange Rates

The Company is exposed to foreign exchange movements primarily in European, Asian, Canadian and Australian currencies. Consequently, the Company, from time to time, enters into forward exchange contracts as a hedge against its overseas subsidiaries' foreign currency asset, liability, commitment, and anticipated transaction exposures, including intercompany purchases. There were no open foreign exchange contracts at April 30, 2000 or 1999.

Effects of Inflation and Cost Increases

The Company, from time to time, does experience cost increases reflecting, in part, general inflationary factors, although the impact of inflation is somewhat minimized as the business does not require a high level of investment in property and equipment. To mitigate the effects of cost increases, the Company has taken a number of initiatives including various steps to lower overall production and manufacturing costs such as substitution of paper grades. In addition, selling prices have been selectively increased as competitive conditions permit. The Company anticipates that it will be able to continue this approach in the future.

New Accounting Standards

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", which specifies the accounting and disclosure requirements for such instruments, and is effective for the Company's fiscal year beginning on May 1, 2001. It is anticipated that the adoption of this new accounting standard will not have a material effect on the consolidated financial statements of the Company.

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

                         Results by Quarter (Unaudited)

John Wiley & Sons, Inc. and Subsidiaries

Dollars in thousands except per share data

                           2000                  1999
------------------- ------------------- -----------------------

Revenues
  First quarter          $ 136,980          $  122,091
  Second quarter           150,338             123,640
  Third quarter            158,394             137,976
  Fourth quarter           149,103             124,728
------------------- ------------------- -----------------------
  Fiscal year           $  594,815          $  508,435
------------------- ------------------- -----------------------
Operating Income
  First quarter           $ 22,569            $ 17,066
  Second quarter            24,914              15,306
  Third quarter             28,486              21,282
  Fourth quarter            13,035              10,000
------------------- ------------------- -----------------------
  Fiscal year            $  89,004           $  63,654
------------------- ------------------- -----------------------
Net Income
  First quarter          $  13,350           $  10,564
  Second quarter            14,084               9,275
  Third quarter             16,732              13,358
  Fourth quarter             8,222               6,512
------------------- ------------------- -----------------------
  Fiscal year            $  52,388           $  39,709
------------------- ------------------- -----------------------


Income Per Share    Diluted     Basic     Diluted     Basic
                    --------- ----------- --------- -----------

  First quarter       $.20       $.22       $.16       $.17
  Second quarter       .22        .23        .14        .15
  Third quarter        .26        .27        .20        .21
  Fourth quarter       .13        .14        .10        .11
  Fiscal year          .81        .85        .60        .63
------------------- --------- ----------- --------- -----------


        Quarterly Share Prices, Dividends and Related Stockholder Matters

The Company's Class A and Class B shares are listed on the New York Stock Exchange under the symbols JWA and JWB, respectively. Dividends per share and the market price range by fiscal quarter for the past two fiscal years were as follows:


                    Class A Common Stock   Class B Common Stock
                   ---------------------- ----------------------
                   Divi-   Market Price    Divi-   Market Price
                          ---------------         --------------
                   dends   High     Low    dends     High    Low
               ---------   ------ ------ -------    ------- ------

  2000
  First quarter    $.0356 $22.75  $16.88  $.0319   $22.81  $17.00
  Second quarter    .0356  18.50   15.69   .0319    18.38   15.56
  Third quarter     .0356  18.50   14.88   .0319    18.38   14.88
  Fourth quarter    .0356  18.00   13.88   .0319    17.56   13.75
  ---------------- ------ ------- ------- ------- ------   -------
  1999
  First quarter    $.0319 $16.06  $13.31  $.0281   $16.05  $13.33
  Second quarter    .0319  18.28   14.07   .0281    18.44   14.25
  Third quarter     .0319  24.16   16.63   .0281    24.88   17.66
  Fourth quarter    .0319  23.47   19.25   .0281    23.41   19.31

As of April 30, 2000, the approximate number of holders of the Company's Class A and Class B Common Stock were 1,245 and 175, respectively, based on the holders of record and other information available to the Company.

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

                             Selected Financial Data


John Wiley & Sons, Inc. and Subsidiaries
Dollars in thousands except per share data                                 For the years ended April 30
                                                    ----------------------------------------------------------------------------

                                                          2000            1999           1998            1997            1996
--------------------------------------------------- --------------- -------------- --------------- --------------- --------------

Revenues                                               $594,815        $508,435       $467,081        $431,974        $362,704
Operating Income                                         89,004          63,654         62,156 (a)      34,797          32,955
Net Income                                               52,388          39,709         36,588 (a)      20,340          24,680 (b)
Working Capital                                         (76,939)         60,870         59,257          39,783          31,515
Total Assets                                            569,337         528,552        506,914         457,944         284,501
Long-Term Debt                                           95,000         125,000        125,000         125,000              --
Shareholders' Equity                                    172,738         162,212        160,751         128,983         117,982
--------------------------------------------------- --------------- -------------- --------------- --------------- --------------


Per Share Data
Income Per Share
     Diluted                                               .81             .60            .55             .31             .37 (b)
     Basic                                                 .85             .63            .58             .32             .39 (b)


Cash Dividends
     Class A Common                                      .1425           .1275          .1125           .1000           .0875
     Class B Common                                      .1275           .1120          .1000           .0875           .0775
     Book Value-End of Year                               2.85            2.60           2.51            2.03            1.83





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

                                                                    Schedule II
                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED APRIL 30, 2000, 1999 AND 1998

                             (Dollars in Thousands)


                                                                      Additions
                                                            ------------------------------
                                               Balance at     Charged to                    Deductions     Balance at
                Description                    Beginning        Cost &           From      From Reserves  End of Period
                         of Period Expenses Acquisitions
--------------------------------------------- ------------- -------------- --------------- -------------- --------------

Year Ended April 30, 2000
     Allowance for sales returns(1)              $ 34,213     $   43,960     $     2,110     $  36,323      $   43,960
     Allowance for doubtful accounts             $  7,611     $    2,666     $        -      $     863 (2)  $    9,414

Year Ended April 30, 1999
     Allowance for sales returns(1)              $ 33,411     $   34,213     $        -      $  33,411      $   34,213
     Allowance for doubtful accounts             $  8,165     $    2,053     $        -      $   2,607(2)   $    7,611

Year Ended April 30, 1998
     Allowance for sales returns(1)              $ 27,099     $   32,945     $        -      $  26,633      $   33,411
     Allowance for doubtful accounts             $  7,414     $    3,445     $        -      $   2,694(2)   $    8,165





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


                                                       JOHN WILEY & SONS, INC.
                ----------------------------------------------------------------
                                                                (Company)


               By:  /s/  William J. Pesce
              ----------------------------------------------------------------
               William J. Pesce
               President and Chief Executive Officer


               By:  /s/  Robert D. Wilder
              ----------------------------------------------------------------
               Robert D. Wilder
               Executive Vice President and
               Chief Financial & Support Operations Officer


               By:  /s/  Peter W. Clifford
              ----------------------------------------------------------------
               Peter W. Clifford
               Senior Vice President, Finance
               Corporate Controller
               & Chief Accounting Officer




Dated:  June 23, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons constituting directors of the Company on June 23, 2000.



/s/      Warren J. Baker                   /s/      John L. Marion, Jr.
---------------------------------------    -------------------------------------
         Warren J. Baker                            John L. Marion, Jr.



 /s/      H. Allen Fernald                 /s/      William J. Pesce
 --------------------------------------    -------------------------------------
          H. Allen Fernald                          William J. Pesce



  /s/      Larry Franklin                  /s/      William R. Sutherland
 ---------------------------------------   -------------------------------------
           Larry Franklin                           William R. Sutherland



  /s/      Henry A. McKinnell               /s/      Bradford Wiley II
  ---------------------------------------   ------------------------------------
           Henry A. McKinnell                        Bradford Wiley II



   /s/      Peter Booth Wiley
   ---------------------------------------
            Peter Booth Wiley

                                                                 Exhibit - 10.13






                             JOHN WILEY & SONS, INC.


              FY 2000 QUALIFIED EXECUTIVE LONG TERM INCENTIVE PLAN


                                  PLAN DOCUMENT





                                  CONFIDENTIAL










                                   MAY 1, 1999

                                    CONTENTS

      Section            Subject                                          Page
      -------            -------                                          ----
         I.              Definitions                                         2
        II.              Plan Objectives                                     4
        III.             Eligibility                                         4
        IV.              Performance Measurement and Objectives              4
         V.              Performance Evaluation                              5
        VI.              Restricted Performance Shares Award rovisions       6
        VII.             Stock Option                                        7
       VIII.             Administration and Other Matters                    7

                                 I. DEFINITIONS


Following are definitions for words and phrases used in this document. Unless the context clearly indicates otherwise, these words and phrases are considered to be defined terms and appear in this document in italicized print:

company    John Wiley & Sons, Inc.

plan    The company's FY (Fiscal Year) 2000 Qualified Executive Long Term
Incentive Plan as set forth in this document.

shareholder plan    The company's Long Term Incentive Plan.

plan cycle The three year period from May 1, 1999 to April 30, 2002.

Governance and Compensation Committee (the Committee) The committee of the company's Board of Directors (Board) responsible for reviewing executive compensation.

award period objectives The company's objectives to achieve specific financial results in terms of income, cash flow and earnings per share, for the plan cycle, as determined by the the Committee, and confirmed in writing.

financial results The company's actual achievement against the award period objectives set for the plan cycle, as reflected in the company's audited financial statements and other financial records.

participant Any person who is eligible and is selected to participate in the plan, as defined in Section III.

target incentive The target incentive as determined and authorized by the the Committee at the committee meeting held on June 23, 1999 is a restricted performance shares award, which represents the number of restricted performance shares that a participant is eligible to receive if 100% of his/her applicable award period objectives are achieved and the participant remains an employee of the company through April 30, 2004, except as otherwise provided in Section
VIII. The target incentive is based on the participant's position and is described in Section IV.

stock    Class A Common Stock of the company.

restricted performance share issued pursuant to this plan and the shareholder plan that is subject to forfeiture. In the shareholder plan, such stock is referred to as "Performance-Based Stock." The value of each share of restricted performance shares under this plan will be determined by reference to the stock closing sale price, as reported by New York Stock Exchange (NYSE), on the date the the Committee acts at the beginning of the plan cycle (June 23, 1999). In the event the stock is not traded on June 23, 1999 or the date the the Committee acts, whichever is later, the closing sales price shall be the price of the stock on the next day after June 23, 1999 or the date the Committee acts on which the stock trades.

restricted period The period during which the shares of restricted performance shares shall be subject to forfeiture in whole or in part, as defined in the shareholder plan, in accordance with the terms of the award.

plan end adjusted restricted performance shares award. The final amount of restricted performance shares awarded to a participant at the end of the plan cycle after adjustments, if any, are made, as set forth in Section VIII.

a stock option issued under this plan and the shareholder plan is a right granted to a participant, as more fully described under Section IX, to purchase a specific number of shares of stock at a specified price. The stock option granted under this plan will be non-qualified (i.e. is not intended to comply with the terms and conditions for a tax-qualified option, as set forth in
Section 422A of the Internal Revenue Code of 1986).

grant date The date on which a participant is granted the stock option. This is also the date on which the exercise price of the stock option is based.

payout amount Cash, if any, plus plan end adjusted restricted performance shares award, as set forth in Section VIII, to a participant under this plan, if any, for achievement of the award period objectives, as further discussed in this plan.

performance levels
    threshold The minimum acceptable level of achievement for each financial goal. If threshold performance is achieved against all award period objectives, a participant may earn 25% of the target incentive amount for which he/she is eligible.

    target Achievement of the financial goal for a measure. Each individual financial goal is set at a level which is both challenging and achievable.

    outstanding Superior achievement of the award period objectives. If outstanding performance is achieved against all award period objectives, the maximum amount a participant may earn is 200% of the target incentive amount for which he/she is eligible.

payout factor The percentage of award period objectives deemed achieved applied to the target incentive amount, exclusive of the stock option portion, if any, to determine the payout amount.

cash flow Net income, excluding unusual items not related to the period being measured, plus/minus any non-cash items included in net income and changes in operating assets and liabilities, minus normal investments in product development assets and property and equipment for the final year of the plan cycle.

earnings per share Earnings per share, excluding unusual items not related to the period being measured for the final year of the plan cycle.

divisional operating income Operating income before allocations for corporate support services and taxes, excluding the effects of any unusual items, for the final year of the plan cycle.

divisional cash flow Operating income before allocations and taxes, excluding unusual items not related to the period being measured, plus/minus any non-cash items included in divisional operating income (other than provisions for bad debts), and changes in controllable assets and liabilities, less normal investments in product development assets and direct property and equipment additions, for the final year of the plan cycle. Controllable assets and liabilities are inventory, composition, author advances, other deferred publication costs, and deferred subscription revenues.

GPC  operating   income   divisional   operating  income  as  adjusted  for  the
intercompany profit earned by other divisions.

GPC cash flow divisional cash flow as adjusted for the intercompany profit earned by other divisions.


                               II. PLAN OBJECTIVES

The plan is intended to provide the officers and other key employees of the Company and of its subsidiaries, affiliates and certain Joint Venture Companies, upon whose judgement, initiative and efforts the Company depends for its growth and fort the profitable conduct of its business, with additional incentive to promote the success of the Company and to that end to encourage such employees to acquire or increase their proprietary interest in the Company.

                                III. ELIGIBILITY

The participant is selected by the Committee in its sole discretion, from among those employees in key management positions deemed able to make the most significant contributions to the growth and profitability of the company. The President and CEO of the company is a participant.



                   IV. PERFORMANCE MEASUREMENT AND OBJECTIVES

A. Award period objectives are determined by the Committee at its sole discretion. Award period objectives are set at a level that is challenging and achievable.

B. Award period objectives established for each participant may include one or more organizational level's award period objectives (e.g., company and division), and one or more award period objectives for a particular organizational unit (e.g., divisional cash flow, divisional operating income). The weighting of and between the organizational levels' award period objectives may vary, depending upon the participant's position. Weighting of the participant's award period objectives is determined by the committee in its sole discretion.

                            V. PERFORMANCE EVALUATION

A.     Financial Results
1. The attainment of any award period objectives established by the Committee shall be determined by the Committee at the end of the plan cycle.

2. In determining the attainment of award period objectives, the impact of any acquistion or divestiture which closes in the final year of a plan cycle and which is valued at greater than $5,000,000, will be excluded in determining the financial results for the company or a division

B.     Award Determination
       1. At least threshold performance, in aggregate, of a participant's organizational level's financial goal is necessary for the participant to receive a payout for that financial goal. The achievement of threshold for any single measure will result in a payout to the participant.

       [2. The determination of the performance level achievement (threshold, target and outstanding, or points in between) for each organizational level's award period objectives will be made independently of any other organizational level's award period objectives a participant may have.] out?

       3. If the participant has more than one organizational level's award period objectives, the achievement of a threshold performance level of any of the organizational level's award period objectives will result in a payout for that organizational level award period objective.

       4. The following details the effect of the financial results performance levels on a participant's payout amount. The actual payout factors will be determined by the Committee, in accordance with the following:

              a.    For below threshold performance, the payout factor is zero.

              b.    For threshold performance, the payout factor is 25%.

c. For between threshold and target performance, the payout factor is determined as follows:

                           (T% - Th% / 1 -  ThAch%) x Act% - ThAch% x 100) / 100
                           + Th% where,
                                T%        = target payout  percentage (100%)
                                Th%       = threshold  payout  percentage (25%)
                                ThAch%    = threshold  achievment  level
                                Act%      =  actual achievement level

              d.    For target performance, the payout factor is100%.

              e. For between target and outstanding performance, the payout factor is determined as follows:

                            1 + (O% - T%) / (OAch% - 1) x (Act% - 1)where,
                                O%        = outstanding payout percentage (200%)
                                T%        = target  payout  percentage  (100%)
                                OAch%     = Outstanding  achievment level
                                Act%      = actual achievement level

              f.    For outstanding performance, the payout factor is 200%.

       5. Notwithstanding anything to the contrary, the maximum payout amount, if any, a participant may receive is 200% of the target incentive.

               VI. RESTRICTED PERFORMANCE SHARES AWARD PROVISIONS

     A. Restricted performance shares, if any, shall be awarded at the beginning of the plan cycle, after the June 23, 1999 the Committee meeting. The amount of restricted performance shares awarded shall be based on the proportion of the target incentive allocated to restricted performance shares, as determined by the the Committee. The value of each share will be determined based on the stock closing sale price, as reported by the NYSE, on the date the the Committee acts at the beginning of the plan cycle (June 23, 1999). In the event the stock is not traded on June 23, 1999 or the date the the Committee acts, whichever is later, the closing sales price shall be the price of the stock on the next day after June 23, 1999 or the date the the Committee acts on which the stock trades, whichever is later. The restricted performance shares awarded at the beginning of the plan cycle are subject to adjustment at the end of the plan cycle as set forth in Sections VI (B) below. Restricted performance shares, if any, shall be awarded pursuant to the shareholder plan, as approved by the the Committee. In addition to the terms and conditions set forth in the shareholder plan, the restricted period for restricted performance shares awarded shall be as follows: subject to continued employment except as otherwise set forth in the shareholder plan, the lapse of restrictions on one-half of the restricted performance shares awarded will occur on the first anniversary (April 30, 2003) of the plan end date at which time the participant will receive a new stock certificate in a number of shares equal to one-half of the restricted performance shares awarded with the restrictive legend deleted, and the lapse of restrictions on the remaining half will occur on the second anniversary (April 30, 2004) of the plan end date at which time the participant will receive a new stock certificate in a number of shares equal to the remaining half with the restrictive legend deleted. B. The final amount of restricted performance shares will be determined as follows: The restricted performance shares established by the the Committee at the beginning of the plan cycle multiplied times the payout factor equals the number of shares for the plan end adjusted restricted performance shares award. The result of this calculation will be compared to the restricted performance shares awarded at the beginning of the plan cycle, and the appropriate amount of restricted performance shares will be awarded or forfeited, as required, to bring the restricted performance shares award to the number of shares designated as the plan end adjusted restricted performance shares award.

                                VII. STOCK OPTION

The participant may be granted a stock option pursuant to the shareholder plan at the beginning of the plan cycle, representing another incentive vehicle by which the participant is able to share in the equity growth of the company. The number of shares in the stock option granted to a participant under this plan is based on a set of variables and assumptions, applied consistently to all participants, regarding the monetary value a participant might receive upon exercise of the stock option. The terms and conditions of the award of the stock option are contained in the shareholder plan and in the stock option award. Withholding taxes relating to the gain realized on the exercise of an option may be satisfied by surrendering to the company the equivalent value of the taxes, or a portion thereof, in option shares in lieu of cash.

                     VIII. ADMINISTRATION AND OTHER MATTERS

A. This plan will be administered by the Committee, which will have authority in its sole discretion to interpret and administer this plan, including, without limitation, all questions regarding eligibility and status of any participant, and no participant shall have any right to receive any restricted performance shares or payment of any kind whatsoever, except as determined by the the Committee hereunder.

B. The company will have no obligation to reserve or otherwise fund in advance any amount which may become payable under the plan.

C. Restricted performance shares, stock options awarded and any cash paid out under this plan shall not be considered as compensation for purposes of defining compensation for retirement, savings or supplemental executive retirement plans, or similar type plans.

D. This plan may not be modified or amended except with the approval of the Committee.

E. In the event of a conflict between the provisions of this plan and the provisions of the shareholder plan, the provisions of the shareholder plan shall apply.

SUBSIDIARIES OF JOHN WILEY & SONS, INC.

                                                                   Jurisdiction
                                                                     In Which
                                                                   Incorporated


Wiley Europe Limited                                              England
     Wiley Heyden Limited                                         England    (2)
     John Wiley & Sons Limited                                    England    (2)
     Academy Group Limited                                        England    (2)
     Chancery Law Publishing Limited                              England    (2)
     Wiley Distribution Services Limited                          England    (2)
     Wiley Europe (S.A.R.L.)                                      France     (2)
John Wiley & Sons Australia, LTD.                                 Australia
John Wiley & Sons (HK) Limited                                    Hong Kong
Wiley Interscience, Inc.                                          New York
John Wiley & Sons International Rights, Inc.                      Delaware
Wiley-Liss, Inc.                                                  Delaware
Wiley Publishing Services, Inc.                                   Delaware
Wiley Subscription Services, Inc.                                 Delaware
Clinical Psychology Publishing Company, Inc.                      Delaware
John Wiley & Sons Canada Limited                                  Canada
Wiley Foreign Sales Corporation                                   Barbados
John Wiley & Sons (Asia) Pte Ltd.                                 Singapore
Scripta Technica, Inc.                                            District of
                                                                  Columbia
WWL, Inc.                                                         Delaware
     Wiley-Japan Y.K.                                             Japan      (5)
John Wiley & Sons GmbH                                            Germany
     Wiley-VCH Verlag GmbH                                        Germany    (3)
         Wilhelm Ernst & Sohn, Verlag fur
              Architektur und technische
              Wissenschaften, GmbH                                Germany    (4)
         Wiley-VCH Berlin GmbH                                    Germany    (4)
         VCH Publishers (U.K.) Limited                            England    (4)
         Wiley-VCH Verlags Basel AG                               Switzerland(4)
         Verlag Helvetica Chemica Acka                            Switzerland(4)
         Verlag Chemie GmbH                                       Germany    (4)
         Physik-Verlag GmbH                                       Germany    (4)

(1) The names of other subsidiaries which would not constitute a significant subsidiary in the aggregate have been omitted.
(2)  Subsidiary of Wiley Europe Limited.
(3)  Subsidiary of John Wiley & Sons GmbH.
(4)  Subsidiary of Wiley-VCH Verlag GmbH.
(5)  Subsidiary of WWL, Inc.

                                                                Exhibit - 10.14






                             JOHN WILEY & SONS, INC.


                FY 2000 QUALIFED EXECUTIVE ANNUAL INCENTIVE PLAN


                                  PLAN DOCUMENT







                                  CONFIDENTIAL




                                   MAY 1, 1999

                                    CONTENTS



      Section            Subject                                            Page
      -------            -------                                            ----
         I.              Definitions                                           2
        II.              Plan Objectives                                       3
        III.             Eligibility                                           3
        IV.              Performance Objectives and Measurement                3
         V.              Performance Evaluation                                4
        VI.              Payouts                                               5
        VII.             Status Changes                                        5
       VIII.             Administration and Other Matters                      5

                                 I. DEFINITIONS

Following are definitions for words and phrases used in this document. Unless the context clearly indicates otherwise, these words and phrases are considered to be defined terms and appear in this document in italicized print:

company    John Wiley & Sons, Inc.

plan   The company's Executive Annual Incentive Plan.

plan year The twelve month period from May 1, 1999 to April 30, 2000.

Governance and Compensation Committee (the Committee) The committee of the company's Board of Directors (Board) responsible for reviewing executive compensation.

Performance targets A participant's objective to achieve specific financial results for FY 2000, as approved and communicated in writing, as described in Sections IV and V below.

financial results Total company or division achievement against performance target set for FY 2000.

participant Any person who is eligible to and is selected to participate in the plan, as defined in Section III.

base salary The participant's base salary as of July 1,1999, or the date of hire, or promotion into the plan, if later, adjusted for any increases or decreases during FY 2000, on a prorated basis and adjusted for any amount of time the participant may not be in the plan for reasons of hire, promotion, death, disability, retirement and/or termination.

payout Actual gross dollar amount paid to a participant under the plan, if any, for achievement of performance target, as further discussed in this plan.

target incentive percent The percent applied to the participant's base salary to determine the target incentive amount.

target incentive amount The amount, if any, that a participant is eligible to receive if a participant achieves 100% of his/her performance target. The incentive for performance target should constitute at least 70% of the target incentive amount for the participant.

performance levels
      threshold The minimum acceptable level of achievement of each financial goal. If threshold performance is achieved against all performance target, a participant may earn 25% of the target incentive amount for which he/she is eligible.

      target Achievement in aggregate of target performance target. Each individual financial goal is set at a level which is both challenging and achievable.

      outstanding Superior achievement of performance target, both in quality and scope, with limited time and resources. If outstanding performance is achieved against all performance target and, the maximum amount a participant may earn is 175% of the target incentive amount for which he/she is eligible.

payout factor Percentage of performance target deemed achieved, applied to the target incenive amount, used to determine the payout for which a participant is eligible.

business criteria measures selected from the Plan for the company or division. For the FY2000 Plan, the business criteria are:
         revenue  Gross annual revenue, net of provision for returns.

         cash flow Net income, excluding unusual items not related to the period being measured, plus/minus any non-cash items included in net income and changes in operating assets and liabilities, minus normal investments in product development assets and property and equipment.

         earnings per share Earnings per share, excluding unusual items not related to the period being measured.

         divisional operating income Operating income before allocations for corporate support services and taxes, excluding the effects of any unusual items.

         divisional cash flow Operating income before allocations and taxes, excluding unusual items not related to the period being measured, plus/minus any non-cash items included in divisional operating income (other than provisions for bad debts), and changes in controllable assets and liabilities, less normal investments in product development assets and direct property and equipment additions. Controllable assets and liabilities are inventory, composition, author advances, other deferred publication costs, and deferred subscription revenues
II.                                                             PLAN OBJECTIVES

The plan is intended to provide the officers and other key employees of the Company and of its subsidiaries, affiliates and certain Joint Venture Companies, upon whose judgement, initiative and efforts the Company depends for its growth and effort the profitable conduct of its business, with additional incentive to promote the success of the Company

                                III. ELIGIBILITY

The Committee in its discretion, may grant targe awards to key corporate management executives for each fiscal year of the Company as it shall determine. For purposes of the Plan, key corporate management executives shall be defined as those persons designated as such from time to time by the Committee.
                     IV. PERFORMANCE TARGETS AND MEASUREMENT

A. Performance targets are determined by the Committee in writing, not later than 90 days after the commencement of the fiscal year.

B. Performance targets are set for the company as a whole and for each division, and are comprised of one or more business criteria for each unit. The participant will be given specific performance targets, based on an appropriate mix of company and/or division objectives.
C. Performance target include defining levels of performance (threshold, target and outstanding) for each business crtieria and the measures of each.
                            V. PERFORMANCE EVALUATION

A. Actual financial results achieved by the company and by each division will be determined at the end of the plan year, and will compared with previously set performance target by the Committee to determine a payout factor for each participant.

B.     Award Determination
       1. A performance target, established for each participant, may include one or more organizational unit's performance targets (e.g. company and division), and one or more business criteria for an organizational unit. At least threshold performance, in aggregate, for each organizational unit is necessary for the participant to receive a payout for that organizational unit. The achievement of threshold for any single buisiness criteria will result in a payout to the participant

2. Payout eligibility will be determined by calculating the amount for achievement of performance target, as follows:

             Base Salary x Target Incentive Payout x Weighting of Financial Goal x Payout Factor = Financial Goals Payout Eligibility

       3. The following details the effect of the financial results performance levels on a participant's payout amount. The actual payout factors will be determined by the Committee, in accordance with the following:

              a.    For below threshold performance, the payout factor is zero.

              b.    For threshold performance, the payout factor is 25%.

              c. For between threshold and target performance, the payout factor is determined as follows:

                           (T% - Th% / 1 -  ThAch%) x Act% - ThAch% x 100) / 100
                           + Th% where,
                                T%        = target payout  percentage  (100%)
                                Th%       = threshold  payout  percentage (25%)
                                ThAch%    = threshold  achievment  level
                                Act%      = actual achievement level

              d.    For target performance, the payout factor is 100%.

              e. For between target and outstanding performance, the payout factor is determined as follows:

                           1 + (O% - T%) / (OAch% - 1) x (Act% - 1)where,
                                O%        = outstanding payout percentage (175%)
                                T%        = target  payout  percentage  (100%)
                                OAch%     = Outstanding  achievment level
                                Act%      = actual achievement level

              f.    For outstanding performance, the payout factor is 175%.

       4. Notwithstanding anything to the contrary, the maximum payout amount, if any, a participant may receive is 175% of the target incentive.

                                   VI. PAYOUTS

Payouts will be made within 90 days after the end of the plan year and will be based on audited financial results.
                               VII. STATUS CHANGES

A. In the event of a participant's death, disability, retirement or leave of absence prior to payout from the plan, the payout, if any, will be determined by the Committee

B. A participant who resigns, or whose employment is terminated by the company, with or without cause, before payout from the plan is distributed, will not receive a payout. Exception to this provision shall be made only with the approval of the GCC, in its sole discretion.

C. A participant who transfers between divisions of the company, will have his/her payout prorated to the nearest fiscal quarter for the time spent in each division, based on the achievement of performance target established for the position in each division.

D. A participant who is appointed to a position with a different target incentive percent will have his/her payout prorated to the nearest fiscal quarter for the time spent in each position, based on the achievement of performance target established for each position.

E. A participant who is hired or promoted into an eligible position during the plan year may receive a prorated payout as determined by the GCC, in its sole discretion.

                     VIII. ADMINISTRATION AND OTHER MATTERS

A. The plan is effective for the plan year. It will terminate, subject to payout, if any, in accordance with and subject to the provisions of this plan unless renewed by the company in writing in its sole discretion.

B. This plan will be administered by the GCC who will have authority to interpret and administer this plan, including, without limitation, all questions regarding eligibility and status of the participant.

C. This plan may be withdrawn, amended or modified at any time, for any reason, in writing, by the company.

D. The determination of an award and payout under this plan, if any, is subject to the approval of the GCC, in their sole discretion. This plan does not confer upon any participant the right to receive any payout, or payment of any kind whatsoever.

E. No participant shall have any vested rights under this plan. This plan does not constitute a contract.

F. All deductions and other withholdings required by law shall be made to the participant's payout, if any.

                                                                 Exhibit - 10.15


                             JOHN WILEY & SONS, INC.


          FY 2000 EXECUTIVE ANNUAL STRATEGIC MILESTONES INCENTIVE PLAN


                                  PLAN DOCUMENT







                                  CONFIDENTIAL






                                   MAY 1, 1998

                                    CONTENTS



      Section            Subject                                            Page
      -------            -------                                            ----
         I.              Definitions                                           2
        II.              Plan Objectives                                       3
        III.             Eligibility                                           3
        IV.              Performance Objectives and Measurement                3
         V.              Performance Evaluation                                3
        VI.              Payouts                                               4
        VII.             Status Changes                                        4
       VIII.             Administration and Other Matters                      5

                                 I. DEFINITIONS


Following are definitions for words and phrases used in this document. Unless the context clearly indicates otherwise, these words and phrases are considered to be defined terms and appear in this document in italicized print:

company    John Wiley & Sons, Inc.

plan The company's Fiscal Year 2000 Executive Annual Strategic Milestones Incentive Plan described in this document and any written amendments to this document.

plan year The twelve month period from May 1, 1999 to April 30, 2000.

Governance and Compensation Committee (the Committee) The committee of the company's Board of Directors (Board) responsible for reviewing executive compensation.

strategic milestone A participant's objective to achieve specific results for FY 1999, including interim revised strategic milestones, if any, as approved and communicated in writing, as described in Sections IV and V below. Strategic milestones are leading indicators of performance.

participant Any person who is eligible to and is selected to participate in the plan, as defined in Section III.

base salary The participant's base salary as of July 1,1999, or the date of hire, or promotion into the plan, if later, adjusted for any increases or decreases during FY 2000, on a prorated basis and adjusted for any amount of time the participant may not be in the plan for reasons of hire, promotion, death, disability, retirement and/or termination.

payout Actual gross dollar amount paid to a participant under the plan, if any, for achievement of financial goals and strategic milestones, as further discussed in this plan.

target incentive percent The percent applied to the participant's base salary to determine the target incentive amount.

target incentive amount The amount, if any, that a participant is eligible to receive if a participant achieves 100% of his/her financial goals and strategic milestones. The incentive for financial goals should constitute at least 70% of the target incentive amount for the participant.

performance levels
      threshold The minimum acceptable level of achievement of strategic milestones. If threshold performance is achieved against all strategic milestones, a participant may earn 25% of the target incentive amount for which he/she is eligible.

      target Achievement in aggregate of target strategic milestones. Each individual strategic milestone is set at a level which is both challenging and achievable.

      outstanding Superior achievement of strategic milestones, both in quality and scope, with limited time and resources. If outstanding performance is achieved against strategic milestones, the maximum amount a participant may earn is 175% of the target incentive amount.

payout factor Percentage of strategic milestones deemed achieved, applied to the target incenive amount, used to determine the payout for which a participant is eligible.

                               II. PLAN OBJECTIVES

The purpose of the FY 2000 Executive Annual Strategic Milestones Incentive Plan is to enable the company to reinforce and sustain a culture devoted to excellent performance, reward significant contributions to the success of Wiley, and attract and retain highly qualified executives.

                                III. ELIGIBILITY

The participant is selected by the President and CEO of the company, from among those employees in key management positions deemed able to make the most significant contributions to the growth and profitability of the company, with the approval of the Committee. The President and CEO of the company is a participant.

                   IV. PERFORMANCE OBJECTIVES AND MEASUREMENT

A. Strategic milestones are non-financial individual objectives over which the participant has a large measure of control, which lead to, or are expected to lead to improved performance for the company in the future. Strategic milestones are determined near the beginning of the plan year by the participant, and approved by the participant's manager, if the President and CEO is not the participant's manager.

B. The strategic milestones for the President and CEO are reviewed and approved by the Committee.

C. The strategic milestones for the President and CEO should be appropriately reflected in those of all other employees at all levels. Each participant collaborates with his/her manager in setting strategic milestones. The strategic milestones may be revised in the interim, as appropriate.

D. The determination of strategic milestones includes defining a target level of performance and the measure of such, and may include defining threshold and outstanding levels of performance and the measures of such.

                            V. PERFORMANCE EVALUATION

A. Achievement of a participant's strategic milestones will be determined at the end of the plan year by comparing results achieved to previously set objectives.

B. Each participant's manager will recommend a payout factor for achievement of all strategic milestones compared with the previously set objectives. In determining the payout factor, the overall performance on all strategic milestones will be considered. This payout factor is subject to the review and approval of the President and CEO, the Committee and the Board. The Committee will recommend to the Board for approval the payout factor for the President and CEO's achievement of his/her strategic milestones based on the Committee's evaluation of his/her achievement compared with the previously set objectives.

C.     Award Determination


                      STRATEGIC MILESTONES PAYOUT AMOUNT

                     Base Salary X Target Incentive Percent

               X Weighting of Strategic Milestones X Payout Factor

                    = Strategic Milestones Payout Eligibility


       1. Notwithstanding anything to the contrary, the maximum payout, if any, a participant may receive is 175% of the target incentive amount.

       2. The foregoing Strategic Milestones payout eligibility calculation is intended to set forth general guidelines on how awards are to be determined. The purpose of this plan is to motivate the participant to perform in an outstanding manner. The President and CEO has discretion under this plan to take into consideration the contribution of the participant, the participant's management of his/her organizational unit and other relevant factors, positive or negative, which impact the company's, the participant's organizational unit(s), and the participant's performance overall in determining whether to recommend granting or denying an award, and the amount of the award, if any. If the participant is the President and CEO, such discretion is to be exercised by the Committee and the Board.

                                   VI. PAYOUTS

Payouts will be made within 90 days after the end of the plan year and will be based on audited financial results.

                               VII. STATUS CHANGES

A. In the event of a participant's death, disability, retirement or leave of absence prior to payout from the plan, the payout, if any, will be determined by the President and CEO in his/her sole discretion, subject to any approval of the Committee in its sole discretion, subject to any required Board approvals. If the participant is the President and CEO, such approval is required by the Board, in its sole discretion.
B. A participant who resigns, or whose employment is terminated by the company, with or without cause, before payout from the plan is distributed, will not receive a payout. Exception to this provision shall be made only with the approval of the Committee, in its sole discretion, subject to any required Board approvals. If the participant is the President and CEO, such approval is required by the Board in its sole discretion.

C. A participant who transfers between divisions of the company, will have his/her payout prorated to the nearest fiscal quarter for the time spent in each division, based on the achievement of strategic milestones established for the position in each division, and based upon a judgment of the participant's contribution to the achievement of goals in each position, including interim revisions, if appropriate.

D. A participant who is appointed to a position with a different target incentive percent will have his/her payout prorated to the nearest fiscal quarter for the time spent in each position, based on the achievement of financial goals and strategic milestones established for each position.

E. A participant who is hired or promoted into an eligible position during the plan year may receive a prorated payout as determined by the President and CEO, in his/her sole discretion, subject to the approval of the Committee.

                     VIII. ADMINISTRATION AND OTHER MATTERS

A. The plan is effective for the plan year. It will terminate, subject to payout, if any, in accordance with and subject to the provisions of this plan unless renewed by the company in writing in its sole discretion.

C. This plan will be administered by the President and CEO, who will have authority to interpret and administer this plan, including, without limitation, all questions regarding eligibility and status of the participant, subject to the approval of the Committee required under this plan or the by-laws of the company.

C. This plan may be withdrawn, amended or modified at any time, for any reason, in writing, by the company.

D. The determination of an award and payout under this plan, if any, is subject to the approval of the President and CEO, the Committee, and the Board in their sole discretion. This plan does not confer upon any participant the right to receive any payout, or payment of any kind whatsoever.

E. No participant shall have any vested rights under this plan. This plan does not constitute a contract.

All deductions and other withholdings required by law shall be made to the participant's payout, if any.

                                                                   Exhibit 10.21


                              EMPLOYMENT AGREEMENT

                  AGREEMENT made as of the 15th day of June 2000, by and between John Wiley & Sons, Inc., a New York corporation, with offices at 605 Third Avenue, New York, New York 10158 (hereinafter referred to as the "Corporation"), and Robert D. Wilder presently residing at 10 Forest Glen Drive, Highland Park, New Jersey 08904 (hereinafter referred to as the "Employee").


                            W I T N E S S E T H :
                            - - - - - - - - - -

                  Employee is presently employed by the Corporation and has requested a modification of his existing employment agreement. The Corporation has agreed to Employee's request and the parties mutually desire to enter into an agreement of employment for the period from May 1, 2000 through June 4, 2003 on the terms and subject to the conditions hereinafter set forth.
                  NOW THEREFORE, the parties agree as follows:
     1. Employment.
     1.1 From May 1, 2000 until such time as Employee's title and duties are transferred to a successor (hereinafter referred to as the "Transition Date") the Corporation shall continue Employee's current employment as Executive Vice President and Chief Financial and Operations Officer. From the Transition Date through and including June 4, 2003, the Corporation shall employ Employee as a consultant, with such responsibility and authority as may from time to time be designated by the Corporation.

     1.2 Employee hereby accepts such employment and shall devote his attention, knowledge and skills faithfully, diligently and to the best of his ability to the performance of his duties at such times as the Corporation regularly conducts its business in accordance with the following schedule:

     (a) from June 15, 2000 through and including the Transition Date, five days per week;
     (b) from the  Transition  Date through April 30, 2001, up to five days per month; and
     (c) from May 1, 2001 until June 4, 2003, approximately one day per month. Employee shall do such traveling as may be reasonably required of him in the performance of his duties. Employee shall be subject to and shall observe and carry out such reasonable rules, regulations, policies, directions and restrictions consistent with the duties to be performed  by him  hereunder  as the  Corporation  shall  from time to time establish. Employee shall be entitled to expense reimbursement in accordance with the policies of the Corporation, as established from time to time, secretarial and other office support as needed for work performed on premises, and computer equipment to interface with the Corporation's systems as necessary for work performed off premises.

     1.3 Employee shall not be entitled to compensation other than the compensation provided for (or otherwise referred to) in this Agreement for any services he may render with respect to any of the Corporation's subsidiaries.

     1.4 Prior to the Transition Date, Employee shall not without the prior written approval of the Corporation accept employment or compensation from or perform services of any nature for any business enterprise other than the Corporation or any of its subsidiaries or joint-venture entities. After the Transition Date, Employee may accept employment or compensation from or perform services for any business enterprise that is not a Restricted Business as that term is defined in
     Section  7.1.

     1.5  Employee  shall not without the prior  written   approval  of  the
     Corporation   invest  in  any  business enterprise:

     1.5.1 if such enterprise engages in or involves a "Restricted Business" as that term is hereinafter defined in Section 7.1;

     1.5.2 if such investment interferes with the performance of Employee's duties hereunder; or

     1.5.3 if such investment would violate the Corporation's announced business policy with respect to employee interests in suppliers of goods or services to the Corporation or any of its subsidiaries. Notwithstanding the foregoing, Employee may invest in securities of any company if such securities are listed for trading on a national stock exchange or traded on the over-the-counter market and Employee's investment therein represents less than one percent (1%) of the total number of outstanding shares of the class of shares or outstanding principal amount of the class of other securities of such company, as the case may be.

     1.6 Prior to the Transition Date, Employee shall not without the prior written approval of the Corporation serve on the board of directors of any business enterprise other than the Corporation or any of its subsidiaries. After the Transition Date, Employee may serve on the board of directors of any business enterprise that is not a Restricted Business as that term is hereinafter defined in Section 7.1.

     2. Term.

     2.1 Employee's term of employment hereunder shall commence as of May 1, 2000 and shall continue through June 4, 2003, unless sooner terminated in accordance with this Agreement, at which time Employee's employment by the

     Corporation shall terminate. The Employee's term of employment as defined in the immediately preceding sentence shall be referred to herein as the "Term."

     3. Compensation.

     3.1 The  Corporation  shall pay Employee  the amounts set forth below:

     (a) from June 15, 2000 through and including the Transition Date at the Employee's current base salary rate ($10,576.92 bi-weekly);

     (b) from the Transition Date through and including June 4, 2003, total biweekly payments shall be calculated as follows: $475,421.00 divided by the number of pay periods between the Transition Date and June 4, 2003. From the Transition Date (if prior to April 30, 2001) through April 30, 2001, $2,307.69 in each pay period shall constitute base salary.
     From May 1, 2001 (or the Transition Date, if later)until June 4, 2003, $461.54 in each pay period shall constitute base salary. The remainder of each biweekly payment shall constitute a transition payment.

     3.2 Except as otherwise set forth in this Section 3.2, Employee's participation in all executive compensation plans of the Corporation shall terminate as follows:

     3.2.1 Effective on the Transition Date, Employee's participation in the Executive Annual Incentive Plan ("EAIP") shall terminate. If the Transition Date is later than September 30, 2000, the Employee shall receive an additional lump sum payment equal to x/12 of the participant's FY 2000 EAIP Target, where "x" is equal to the number of whole or partial months after September 30, 2000, not to exceed 7. Such payment will be made as soon as practicable after the Transition Date.


         3.2.2 Effective immediately, Employee's participation in the Executive Long Term Incentive Plan ("ELTIP") shall terminate and the Employee shall receive a cash payment as follows (subject to approval by the Governance and Compensation Committee of the Board of Directors of the Corporation), on the basis of the April 30, 2000 share price of $17.4375, in lieu of the following shares of Class A stock:

          (a)  2334 shares with respect to fiscal year 1997:           $  40,699
          (b)  11824 shares with respect to fiscal year 1998:           $206,181
                                                                        --------
                                                         Total          $246,880

     Employee shall receive no payments under the ELTIP with respect to fiscal years 1999, 2000 or any subsequent years.

     3.2.3 Employee shall continue to participate in the Supplemental Executive Retirement Plan ("SERP") until June 4, 2003.

     3.2.4 During the Term Employee shall not be awarded any additional stock under the 1991 Key Employee Stock Option Plan or the current Long Term Incentive Plan. During the Term and thereafter, options previously awarded under the 1987 and 1991 Key Employee Stock Option Plans shall continue to vest and/or be forfeited in accordance with their terms.

     3.2.5  Employee  shall  cease  making   contributions  under  the  Deferred
     Compensation  Plan on the Transition  Date.

     3.3 During the Term, Employee shall be included to the extent eligible under any and all plans providing enefits generally for the Corporation's employees,
     including,   but  not   limited   to,   pension,   group  life   insurance,
     hospitalization, medical and disability plans. The Employee shall also continue to be eligible for the Senior Executive Physical Examination program during the term of this Agreement and, until April 30, 2001, for the financial planning service currently provided by Ayco to senior executives. The Corporation shall not be under any obligation to continue the existence of any executive compensation or other employee benefit plan referred to in Section 3.2 or this Section 3.3.

     3.4 The Employee agrees that the Corporation shall withhold from any and all compensation required to be paid to the Employee pursuant to this Agreement all federal, state, local and/or other taxes which the Corporation determines are required to be withheld in accordance with applicable statutes and/or regulations from time to time in effect and all amounts required to be deducted in respect of the Employee's coverage under applicable employee benefit plans.

     4. Vacation.

     4.1 During the Term, Employee shall not be entitled to any paid vacation. Employee shall be paid a lump sum equal to the value of any earned but unused vacation pay as of the Transition Date.

     5. Termination of Employment By Corporation.

     5.1 The Corporation may terminate Employee's employment hereunder at any time for cause without further obligation or liability except as hereinbelow stated in this Section 5.1. For purposes of this Agreement, the term "cause" shall be limited to the following grounds:

     5.1.1 Employee's refusal to substantially perform his duties as reasonably required or otherwise fulfill his material obligations under this Agreement (for reasons other than death or disability), in any such case after due written notice thereof, or serious willful misconduct in respect of his obligations hereunder;
     5.1.2 Conviction of a felony crime;

     5.1.3 Perpetration of a fraud against the Corporation or misappropriation of the Corporation's property; Habitual intoxication or illegal use of habit forming substances;

     or 5.1.4 Knowingly making a material false statement to the Corporation's Board of Directors or management regarding the affairs of the
     Corporation.   In  the  event Employee's  employment  is  terminated  for cause, no further payments of salary or benefits of any kind or nature (except to the extent accrued to the date of termination) shall be paid to Employee, and Employee shall have no further claim against the Corporation under the terms of this Agreement or otherwise relating to his employment.

     5.2 The Corporation shall not terminate Employee's employment hereunder without cause.

     5.3 As a condition to receiving any  transition  payments  pursuant to
     Section 3.1(b) of this Agreement, Employee agrees to execute a release of claims both
     (a) at the time he signs this Agreement and
     (b) promptly after expiration of the Term, each in the form attached hereto as Exhibit A. In the event the Employee fails or refuses to sign a release of claims at the times specified in this Section 5.3 or either of such releases do no become effective due to their revocation in accordance with their terms, the Employee shall be obligated immediately to repay all transition payments paid to him by the Corporation pursuant to
     Section 3.1(b).

     5.4 If Employee voluntarily resigns, the Corporation shall have no further obligation to Employee except for salary and any other payments accrued to the effective date of such resignation, and Employee's duties under Section 1 shall cease hereunder except as therwise provided in Section 5.5 below.

     5.5 The Employee shall assist in the orderly transfer of his authority and responsibility as Executive Vice President of the Corporation to his successor. In the event the Corporation terminates Employee's employment for cause, or in the event of Employee's voluntary resignation, if so requested by the Corporation, Employee shall assist in the orderly transfer of his then existing authority and responsibility to his successor. 6. Death or Disability.

     6.1 In the event of the death of Employee during the term of employment under this Agreement, this Agreement shall terminate and all obligations to Employee shall cease as of the date of death except that
     a) the  Corporation  will pay to his  estate  the then  base  salary  under
     Section  3.1  until the end of the month in which  Employee  dies,
     (b) the Corporation will pay to his estate all transition payments specified in Section 3.1(b), and
     (c) the Corporation will honor any rights and benefits of Employee under the benefit plans and programs of the Corporation including, without
     limitation,   the  SERP,  in  which  Employee  is  a participant,  as
     determined in accordance with the terms and provisions of such plans and programs. If the Employee's death occurs before the Transition Date, the payment provided in this Agreement under the ELTIP for fiscal years 1997 and 1998 shall be paid at the normal time to Employee's estate.

     6.2 In the event that Employee shall become entitled to salary continuation payments under the Corporation's Group Long-Term Disability Insurance Plan or under any generally similar plan then in effect, the

     Corporation may, during the period covered by such payments at its option, cease all payments to the Employee under Section 3.1 hereunder without further obligation or liability on the part of the Corporation under the terms of this Agreement.

     7. Restrictive  Covenant.

     7.1 In consideration of the Corporation entering into this Agreement, Employee shall not, directly or indirectly, for a period of 12 months after termination of such employment for any reason whatsoever, whethe because the term of employment has ended by its terms or otherwise (unless compliance herewith is excused pursuant to Section 7.2), be employed by,
     render   services  to  or   participate   in  the management,operation or
     control of, or serve as advisor or consultant to or otherwise become financially interested in any business of the same nature as that now (or hereafter during the term of this Agreement) carried on by the Corporation or any of its subsidiaries (a "Restricted Business"), it being understood that teaching activities at educational institutions are deemed not to constitute engaging in a Restricted Business.

     7.2 Should a Change of Control(as defined in the Corporation's Supplemental Employee Retirement Plan) occur during the Term and should the Employee terminate his employment for "Good Reason" (as defined in said Plan) during the Term and within a period of 18 months following such Change of Control such termination by Employee shall constitute a waiver by the Corporation of the restrictive covenant set forth in Section 7.1 and Employee shall have no further obligation to comply with its terms.

     7.3 Employee acknowledges and agrees that in the event of any violation of the restrictive covenant set forth in Section 7.1, the Corporation shall be authorized and entitled to obtain from any court of competent jurisdiction temporary, preliminary or permanent injunctive relief as well as an equitable accounting of all profits or benefits arising out of such violation and any damages for the breach of this Agreement which may be applicable. The aforesaid rights and remedies shall be independent, severable and cumulative and shall be in addition to any other rights or remedies to which the Corporation may be entitled.

     7.4 The restrictions contained in this Section 7 are intended to be reasonable. In the event that any restriction contained herein is held by any court of competent jurisdiction or arbitrator to be in any respect unreasonable, the court so holding may limit the territory to which it pertains or the period of time in which it operates, or affect any other change to the extent necessary to make it enforceable. The remaining provisions shall not be affected, but shall, subject to the discretion of such court, remain in full force and effect and any invalid and unenforceable provision shall be deemed without further action on the part of the parties hereto modified, amended and limited to the extent necessary to render the same valid and enforceable to the maximum extent permissible.

     7.5 Employee shall hold in a fiduciary capacity for the benefit of the Corporation all confidential information, knowledge and data relating to or concerned with the Corporation's products, operations, sales, business and affairs which are proprietary and not readily ascertainable from trade sources or other publicly available data, and he shall not, at any time hereafter, use, disclose or divulge any such confidential information, knowledge or data to any person, firm or corporation other than to the Corporation, its subsidiaries or its designees or except as may otherwise be required in connection with the business and affairs of the Corporation. A breach of Employee's obligations hereunder shall entitle the

     Corporation to seek injunctive or equitable relief and/or damages from any court of competent jurisdiction.

     7.6 Employee agrees not to disparage the Corporation or any of its officers, directors, employees or agents.

     8. Change of Control Agreements.

     8.1 It is understood and agreed that none of the benefits accruing to Employee under the 1987 and 1991 Key Employee Stock Option Plans or Supplemental Employee Retirement Plan resulting from a "change of control" shall derogate from the rights granted to Employee under this Agreement, and the rights granted to him thereunder shall, subject to the triggering events thereof, be supplementary to and not in substitution for his rights hereunder.

     9. General.

     9.1 Subject to Section 7.2 and Section 8 hereof, this Agreement constitutes the entire agreement concerning Employee's employment, and no amendment or modification hereof shall be valid or binding unless made in writing and signed by the party against whom enforcement thereof is sought.

     9.2 The provisions of Section 7 hereof shall survive the termination or expiration of this Agreement.

     9.3 Any notice required, permitted, or desired to be given pursuant to any of the provisions of this Agreement shall be deemed to have been sufficiently given or served for all purposes if delivered in person or sent by registered or certified mail, return receipt requested, postage and fees prepaid, as follows:

                                    If to the Corporation, at:

                                    605 Third Avenue
                                    New York, New York 10158
                                    Attention:  William J. Pesce

                                    with a copy to:

                                    Richard S. Rudick, Esq.
                                    John Wiley & Sons, Inc.
                                    605 Third Avenue
                                    New York, New York 10158

                                    If to Employee, at:

                                    10 Forest Glen Drive
                                    Highland Park, New Jersey 08904

     Either of the parties hereto may at any time and from time to time change the address to which notices shall be sent hereunder by notice to the other party.

     9.4 No course of dealing or any delay on the part of the Corporation or Employee in exercising any rights hereunder shall operate as a waiver of any such rights. No waiver of any default or breach of this Agreement shall be deemed a continuing waiver of any other breach or default. Nothing in this Agreement or in the release attached as Exhibit A is intended to be nor shall be deemed an admission of liability by any party, or an admission of the existence of any facts upon which liability could be based.

     9.5 This Agreement  relates  to  services  to  be  performed   principally
     in, and accordingly shall be governed, interpreted and construed in accordance with the laws of the State of New York. 9.6 If any provision or part of this Agreement shall be held or declared to be void, invalid or illegal for any reason by any court of competent jurisdiction, such provision or part shall be ineffective but shall not in any way invalidate or affect any other provision or part of this Agreement.

     9.7 This Agreement, and the respective rights and obligations of the parties hereunder, shall inure to the benefit of, and shall be binding upon, the Corporation and its successors and assigns.

     9.8 Should there arise any claim, dispute or controversy relating to this Agreement, or the breach thereof, the parties shall use their best efforts and good will to settle such claim, dispute or controversy by amicable negotiations. Except as provided in Sections 7.2 and 7.4, any such claim, dispute or controversy that arises between the parties relating to this Agreement that is not amicably settled shall be resolved by arbitration, as follows.

     9.8.1 Any such arbitration shall be heard in New York, New York, before a panel consisting of one (1) to three (3) arbitrators, each of whom shall be impartial. Except as the parties may otherwise agree, all arbitrators shall be appointed in the first instance by the President of the Association of the Bar of the City of New York or, in the event of his unavailability by reason of disqualification or otherwise, by the Chairman of the Employee Committee of the Association of the Bar of the City of New York. In determining the number and appropriate background of the arbitrators, the appointing authority shall give due consideration to the issues to be resolved, but his decision as to the number of arbitrators and their identity shall be final. Except as otherwise provided in this Section 9.8, or as the parties may otherwise agree, arbitration hereunder shall be governed by the rules of the American Arbitration Association, as they then exist.

     9.8.2 An arbitration may be commenced by any party to this Agreement by the service of a written Request for Arbitration upon the other affected parties. Such Request for Arbitration shall summarize the controversy or claim to be arbitrated, and shall be referred by the complaining party to the appointing authority for appointment of arbitrators ten (10) days following such service or thereafter. If the panel of arbitrators is not appointed by the appointing authority within thirty (30) days following such reference, any party may apply to any court within the State of New York for an order appointing arbitrators qualified as set forth below. No Request for Arbitration shall be valid if it relates to a claim, dispute, disagreement or controversy that would have been time barred under the applicable statute of limitations had such claim, dispute or controversy been submitted to the Supreme Court of the State of New York.

     9.8.3 All attorneys' fees and costs of the arbitration shall in the first instance be borne by the respective party incurring such costs and fees, but the arbitrators shall have the discretion to award costs and/or attorneys' fees as they deem appropriate under the circumstances. In addition to the waiver set forth in Section 5.3 above, the parties hereby expressly waive punitive damages, and under no circumstances shall an award contain any amount that in any way reflects punitive damages.

     9.8.4 Judgment on the award rendered by the arbitrators may be entered in any court having jurisdiction thereof.

     9.8.5 It is intended that claims, disputes or controversies submitted to arbitration under this Section 9.8 shall remain confidential, and to that end it is agreed by the parties that neither the facts disclosed in the arbitration, the issues arbitrated, nor the views or opinions of any persons concerning them, shall be disclosed to third persons at any time, except to the extent necessary to enforce an award or judgment or as required by law or in response to legal process or in connection with such arbitration. IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and year first above written.

                               JOHN WILEY & SONS, INC.


                              By: __________/s/__________________
                                  William J. Pesce
                                  President and Chief Executive Officer


                                 ______________/s/_________________
                                 Robert D. Wilder

                  (remainder of page intentionally left blank)

                                   EXHIBIT A


                                ROBERT D. WILDER
                          WAIVER AND RELEASE OF CLAIMS


In consideration of, and subject to, the payment to be made to me by John Wiley & Sons, Inc. (the "Corporation") of the transition payments specified in Section 3.1(b) of the Employment Agreement dated June 15, 2000, I hereby waive any claims I may have for employment or re-employment by the Corporation, and its affiliated and subsidiary companies other than during the Term of the Employment Agreement as defined therein, and I further agree to and do release and forever discharge the Corporation and its affiliated and subsidiary companies, and their respective past and present officers, directors, shareholders, employees and agents from any and all claims and causes of action, known or unknown, arising out of or relating to my employment with the Corporation, its parent, affiliated and subsidiary companies, or the termination thereof, including, but not limited to, wrongful discharge, breach of contract, tort, fraud, the Civil Rights Acts, Worker Adjustment and Retraining Notification Act, Age Discrimination in Employment Act, Employee Retirement Income Security Act, Americans with Disabilities Act, or any other federal, state or local legislation or common law relating to employment or discrimination in employment or otherwise.



This Release does not include any claims relating to (i) earned but unpaid salary owing for the period through the effective date of this release; (ii) accrued and vested benefits payable under any Corporation pension plan under which I am a participant; and (iii) subject to compliance with Section 5.3 of the Employment Agreement, the payment of any payments specified in the Employment Agreement.



By signing this Waiver and Release of Claims, I acknowledge and agree as follows:

(1) I have had the opportunity to consult with an attorney or other advisor of my choice about this matter, and have been advised by the Corporation to do so if I choose;



(2) the transition payments are greater than any other payment or benefit to which I otherwise would have been legally entitled after the Transition Date in the absence of my execution of the Employment Agreement and this release;



(3) I have signed this Waiver and Release of Claims of my own free will and no promises or representations have been made to me by any person to induce me to do so other than the Employment Agreement dated June 15, 2000;



(4) I have been given twenty-one (21) days to review and consider this Waiver and Release of Claims; and

(5) I may revoke this Waiver and Release of Claims after signing it, by delivering a written revocation to the Corporation's Vice President of Human Resources no later than seven (7) days after the date I sign it as shown below.


                                                     -------------------------
                                                     Employee's Signature

                                                     -------------------------
                                                     Print Name

                                                    -------------------------
                                                     Date Signed




                  (remainder of page intentionally left blank)

                                                           Exhibit - 10.25


            EMPLOYMENT AGREEMENT LETTER DATED AS OF JANUARY 16, 1997
                     BETWEEN TIMOTHY B. KING AND THE COMPANY


January 16, 1997


This letter, when signed by both of us, will confirm our understanding as follows regarding certain matters relating to your employment.

Your employment as a Senior Vice President of the Company is "at will", and may be terminated by the Company or by you at any time, for any reason, subject however to the provisions of this agreement.

If your employment is terminated by the Company other than for cause as defined below, you shall be entitled to severance as follows:

              Continuation of base salary then in effect for 15 months ("the Severance Period") from the date of termination. If during the Severance Period you obtain regular employment, you agree to promptly notify the Company, and the payments due hereunder shall be reduced dollar for dollar by the amount of cash compensation in excess of $90,000 from such employment during the Severance Period. If as a result of any such offset, the Company has overpaid you, you agree to promptly reimburse the Company.

              Coverage during the Severance Period (at the levels in effect for comparable employees from time to time,) under the following employee benefit plans or provisions for comparable benefits outside such plans, but only to the extent comparable coverage is not provided by any new employer: (1) Group Health Insurance Program; (2) Group Life and Accidental Death and Dismemberment Insurance, taking into account any waiver of coverage under the Supplemental Executive Retirement Plan ("SERP") in which you participate.

Outplacement services, in accordance with the policy of the Company for senior executives at the time of termination.

If within 18 months following a "change of control" as defined in the SERP, you are terminated by the Company other than for cause as defined below, or elect to terminate your contract for "good reason" as defined in the SERP, in either case you shall, in addition to the amounts specified above, be entitled to your "target incentive amount" under the Executive Annual Incentive Plan ("EAIP") for a fiscal year ending during the Severance Period, (and if not otherwise determined prior to termination, for any prior fiscal year) and the same amount (pro-rated to the end of the Severance Period), for the EAIP for a fiscal year beginning during the Severance Period, or the equivalent under any comparable bonus or variable compensation plan which may hereafter be adopted by the Company in lieu of the EAIP.

You agree that the payments and benefits set forth above shall be full and adequate compensation for all damages you may suffer as result of termination of your employment.

If, without cause or your consent, or other than on account of disability as defined in the Company's programs, your cash compensation is reduced from the current levels (other than as a result of targets not being met in any EAIP or equivalent program) and within 30 days thereafter you elect to terminate your employment by written notice, or if you elect to terminate your employment for "good reason" within 18 months following a "change of control", in either case such termination shall be treated as a termination by the Company without cause for purposes of this agreement.

Notwithstanding the foregoing, any rights or benefits you may have under the employment and benefit plans and programs of the Company (other than for severance, which shall be determined hereunder), including without limitation the SERP shall be determined in accordance with such plans and programs, and nothing in this agreement shall modify or reduce any rights you may have resulting from a "change of control" as defined in the SERP.

For purposed of this agreement, "cause" shall be limited to:

              a substantial failure or refusal to devote your full business time, and your knowledge and skills, to the best of your ability, to the performance of you duties, after notice by the Company, or serious willful misconduct relating to your duties and obligations as an employee.

              Conviction of a crime, perpetuation of a fraud, habitual intoxication or illegal use of controlled or habit forming substances, or knowingly making a material false statement to the Company's board or management.

In consideration of your entering into this agreement, you agree that for period of five months after termination of your employment for any reason other than termination by the Company without cause, or termination by you for "good reason following a "change of control" as defined in the SERP, you will not directly or indirectly be employed by, render services to, or participate in the management, operation or control (as a consultant or otherwise), of a business of the same nature as that carried on by the Company or any of its subsidiaries. You further agree that for one year after termination of your employment for any reason (including termination by the company without cause) except for a termination by the company, or by your for "good reason within 18 months following a change of control", you will not directly or indirectly solicit for employment or hire any employee of the company, without our prior written consent.

Except as otherwise provided above, this is our entire agreement concerning your employment, and no modification shall be binding unless it is in writing and signed by the party against whom enforcement is sought. This agreement shall be interpreted and construed in accordance with the laws of the State of New York, without giving effect to its conflict of laws provisions, and shall be binding upon the Corporation and its successors and assigns.

Please sign and return the enclosed copy of this letter to confirm our agreement.


                                                     Sincerely,

                                                     JOHN WILEY & SONS, INC.