Form 10-Q
period 2000-07-31
WILEY JOHN & SONS INC
filed 2000-09-14
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT 1934

    For the quarterly period ended July 31, 2000 Commission File No. 1-11507

                                       OR


             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                          OF THE SECURITIES ACT OF 1934
                        For the transition period from to


                             JOHN WILEY & SONS, INC.
             (Exact name of Registrant as specified in its charter)


NEW YORK                                                        13-5593032
-------------------------------------------------               ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

605 THIRD AVENUE, NEW YORK, NY                                  10158-0012
------------------------------                                  ----------
(Address of principal executive offices)                        Zip Code

Registrant's telephone number, including area code              (212) 850-6000
                                                                --------------



                                 NOT APPLICABLE
              Former name, former address, and former fiscal year,
                          if changed since last report

Indicate by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding of each of the Registrant's classes of common stock as of July 31, 2000 were:

                      Class A, par value $1.00 - 49,213,285

                      Class B, par value $1.00 - 11,738,864


               This is the first page of a thirteen page document

                             JOHN WILEY & SONS, INC.

                                      INDEX





PART I - FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------

Item 1.    Financial Statements.


           Condensed Consolidated Statements of Financial Position - Unaudited
              as of July 31, 2000 and 1999 and April 30, 2000..................3


           Condensed Consolidated Statements of Income - Unaudited
              for the Three Months ended July 31, 2000 and 1999............... 4


           Condensed Consolidated Statements of Cash Flow - Unaudited
                for the Three Months ended July 31, 2000 and 1999  ........... 5


           Notes to Unaudited Condensed Consolidated Financial Statements....6-8


Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations ..........................9-11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk..... 11-12

PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K...................................12


"Safe Harbor" Statement under the
     Private Securities Litigation Reform Act of 1995.........................12


SIGNATURES ...................................................................13


EXHIBITS

 10        Material Contracts
 27       Financial Data Schedule

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)

                                                                                    (UNAUDITED)
                                                                                     July 31,                        April 30,
                                                                        ------------------------------------
Assets                                                                       2000                 1999                 2000
                                                                        ----------------     ---------------      ----------------

Current Assets

     Cash and cash equivalents                                        $         11,359                4,173     $        42,299
     Accounts receivable                                                        91,050               77,680              68,080
     Inventories                                                                47,947               39,606              46,109
     Deferred income tax benefits                                               12,215                3,851              10,999
     Prepaid expenses                                                            9,727                8,976               9,624
                                                                        ----------------     ---------------      ----------------
                Total Current Assets                                           172,298              134,286             177,111

Product Development Assets                                                      39,741               40,655              39,809
Property and Equipment                                                          37,645               34,364              38,226
Intangible Assets                                                              293,854              308,890             297,085
Deferred income tax benefits                                                     3,756               12,067               3,395
Other Assets                                                                    14,048               11,810              13,711
                                                                        ----------------     ---------------      ----------------
                Total Assets                                          $        561,342              542,072     $       569,337
                                                                        ================     ===============      ================

Liabilities & Shareholders' Equity

Current Liabilities

     Notes payable and current portion of long-term debt              $         32,960               26,000     $        30,000
     Accounts and royalties payable                                             67,037               54,476              45,816
     Deferred subscription revenues                                             72,839               72,851             112,337
     Accrued income taxes                                                       12,112                8,113               6,102
     Other accrued liabilities                                                  47,531               41,423              59,795
                                                                        ----------------     ---------------      ----------------
                Total Current Liabilities                                      232,479              202,863             254,050

Long-Term Debt                                                                  95,000              125,000              95,000
Other Long-Term Liabilities                                                     33,310               31,502              32,109
Deferred Income Taxes                                                           14,293               15,860              15,440

Shareholders' Equity                                                           186,260              166,847             172,738
                                                                        ---------------     ---------------      ----------------
                 Total Liabilities & Shareholders' Equity             $        561,342              542,072     $       569,337
                                                                        ================     ===============      ================


The   accompanying   Notes  are  an  integral   part  of  the  condensed
consolidated financial statements.

                     JOHN WILEY & SONS, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                   (In thousands except per share information)


                                                                                                 Three Months
                                                                                                Ended July 31,
                                                                                      -----------------------------------
                                                                                           2000               1999
                                                                                      ----------------   ----------------
Revenues                                                                           $        150,909             136,980

Costs and Expenses
     Cost of sales                                                                           47,933             47,542
     Operating and administrative expenses                                                   70,889             63,740
     Amortization of intangibles                                                              4,144              3,129
                                                                                      ----------------   ----------------
     Total Costs and Expenses                                                               122,966            114,411
                                                                                      ----------------   ----------------

Operating Income                                                                             27,943             22,569

Interest Income and Other                                                                       526                624
Interest Expense                                                                             (2,111)            (1,833)
                                                                                      ----------------   ----------------

Interest Expense - Net                                                                       (1,585)            (1,209)
                                                                                      ----------------   ----------------
Income Before Taxes                                                                          26,358             21,360
Provision For Income Taxes                                                                    9,884              8,010

                                                                                      ----------------   ----------------
Net Income                                                                         $         16,474             13,350
                                                                                      ================   ================


Income Per Share

     Diluted                                                                       $           0.26               0.20
     Basic                                                                         $           0.27               0.22

Cash Dividends Per Share
     Class A Common                                                                $           0.04            .035625
     Class B Common                                                                $           0.04            .031875
Average Shares
     Diluted                                                                                 63,475             65,281
     Basic                                                                                   60,489             61,812

    The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED
                                 (In thousands)

                                                                                                 Three Months
                                                                                                Ended July 31,
                                                                                     -------------------------------------
                                                                                          2000                 1999

                                                                                     ----------------     ----------------
  Operating Activities
     Net income                                                                    $         16,474               13,350
     Non-cash items                                                                          20,453               21,822
     Net change in operating assets and liabilities                                         (53,993)             (51,499)
                                                                                     ----------------     ----------------
     Cash Used for Operating Activities                                                     (17,066)             (16,327)
                                                                                     ----------------     ----------------

  Investing Activities
     Additions to product development assets                                                 (7,971)              (6,201)
     Additions to property and equipment                                                     (2,556)              (1,371)
     Proceeds from sale of publishing assets                                                  2,500                    -
     Acquisition of publishing assets                                                        (4,116)            (139,327)
                                                                                     ----------------     ----------------
     Cash Used for Investing Activities                                                     (12,143)            (146,899)
                                                                                     ----------------     ----------------

  Financing Activities
     Purchase of treasury shares                                                             (1,663)              (6,983)
     Net borrowings of short-term debt                                                        2,960               26,000
     Cash dividends                                                                          (2,421)              (2,168)
     Proceeds from exercise of stock options                                                    867                  401
                                                                                     ----------------     ----------------
     Cash Provided by (Used for) Financing Activities                                          (257)              17,250
                                                                                     ----------------     ----------------

  Effects of Exchange Rate Changes on Cash                                                   (1,474)               1,179
                                                                                     ----------------     ----------------

Cash and Cash Equivalents

     Decrease for Period                                                                    (30,940)            (144,797)
     Balance at Beginning of Period                                                          42,299              148,970
                                                                                     ----------------     ----------------
     Balance at End of Period                                                      $         11,359                4,173
                                                                                     ================     ================

Cash Paid During the Period for

     Interest                                                                      $          2,721                1,668
     Income taxes                                                                  $          2,068                3,501


 The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of July 31, 2000 and 1999, and April 30, 2000, and results of operations and cash flows for the periods ended July 31, 2000 and 1999. The results for the three months ended July 31, 2000 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 2000.

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

2. A reconciliation of the shares used in the computation of income per share follows:


                                                                                  Three Months
                                                                                 Ended July 31
                                                                     ---------------------------------------
                                                                           2000                  1999
                                                                     ------------------    -----------------
                                                                                  (thousands)


   Weighted average shares outstanding                                     60,811                62,331
   Less:  Unearned deferred compensation shares                              (322)                 (519)
                                                                     ------------------    -----------------
   Shares used for basic income per share                                  60,489                61,812
   Dilutive effect of stock options and other stock awards                  2,986                 3,469
                                                                     ------------------    -----------------
   Shares used for diluted income per share                                63,475                65,281
                                                                     ------------------    -----------------

3.  Inventories were as follows:

                                                     July 31,                    April 30,
                                         ----------------------------------
                                             2000                1999               2000
                                         --------------      --------------    ---------------
                                                             (thousands)

     Finished goods                           $42,282              34,873            $40,370

     Work-in-process                            2,640               3,128              3,537

     Paper, cloth and other                     6,464               3,519              5,241
                                         --------------     ---------------    ----------------

                                               51,386              41,520             49,148

     LIFO reserve                              (3,439)             (1,914)            (3,039)
                                         --------------     ---------------    ----------------

     Total inventories                        $47,947              39,606            $46,109
                                         --------------     ---------------    ----------------


                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.       Comprehensive income was as follows:



                                                   Three Months
                                                 Ended July 31,
                                         --------------------------------
                                             2000              1999
                                         --------------    --------------
                                                      (thousands)

     Net Income                             $16,474             13,350

     Other Comprehensive
     Income (Loss) - Foreign
     Currency Translation
     Adjustments                               (577)                56
                                         --------------    ----------------

     Comprehensive Income                   $15,897             13,406
                                         --------------    ----------------

5. In August, 2000, the Company entered into an agreement to lease approximately 400,000 square feet of office space in Hoboken, New Jersey. The term of the lease is 15 years and will commence upon completion of construction, as defined in the agreement, which is estimated to occur during fiscal 2003. The future minimum payments under the lease aggregate to $194 million over the term. Annual rent payments during the first five years will amount to approximately $12 million per year.

6. The Company is a global publisher of print and electronic products, specializing in scientific, technical, and medical journals and books; professional and consumer books and subscription services; and textbooks and educational materials for undergraduate and graduate students as well as lifelong learners. The Company has publishing, marketing, and distribution centers in the United States, Canada, Europe, Asia, and Australia. The Company's reportable segments are based on the management reporting structure used to evaluate performance. Segment information is as follows:

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                             Three Months Ended July 31,
                                               -------------------------------------------------------------------------------------
                                                                 2000                                          1999
                                               ------------------------------------------    ---------------------------------------
                                                                                     (thousands)
                                                                 Inter-                                        Inter-
                                                 External       segment                        External       segment
Revenues                                         Customers       Sales         Total           Customers       Sales         Total
                                               -------------- ------------- -------------    -------------- ------------- ----------

Domestic Segments:
     Scientific, Technical, and Medical            $34,502          1,687        36,189          $33,454          1,622      35,076
     Professional/Trade                             32,780          3,407        36,187           26,249          3,122      29,371
     College                                        34,298          5,823        40,121           30,532          4,880      35,412
European Segment                                    33,509          2,640        36,149           32,969          2,692      35,661
Other Segments                                      15,820            319        16,139           13,776            103      13,879
Eliminations                                         -            (13,876)      (13,876)           -            (12,419)    (12,419)
                                               -------------- ------------- -------------    -------------- ------------- ----------
Total Revenues                                    $150,909         -            150,909         $136,980         -          136,980
                                               -------------- ------------- -------------    -------------- ------------- ----------

Direct Contribution to Profit
Domestic Segments:
     Scientific, Technical, and Medical                                         $16,247                                     $14,875
     Professional/Trade                                                           5,196                                       4,092
     College                                                                     15,962                                      13,273
European Segment                                                                 11,808                                      10,864
Other Segments                                                                    3,689                                       2,540
                                                                            -------------                                -----------
Total Direct Contribution to Profit                                              52,902                                      45,644

Shared Services and Admin. Costs                                                (24,959)                                    (23,075)
                                                                            -------------                                 ----------

Operating Income                                                                 27,943                                      22,569

Interest Expense - Net                                                           (1,585)                                     (1,209)
                                                                            -------------                                 ----------

Income Before Taxes                                                             $26,358                                     $21,360
                                                                            -------------                                 ----------


Certain prior year amounts have been reclassified to conform to the current year's presentation.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

     During this seasonal period of cash usage, operating activities used $17.1 million of cash, or $.7 million more than the prior year's comparable quarter. The increase was primarily due to higher expense levels to support the revenue growth and payments of accrued liabilities. The use of cash during this period is consistent with the seasonality of the journal business and the educational sector's receipts cycle that occurs, for the most part, later in the fiscal year.

     Investing activities used $12.1 million during the current quarter, or $134.8 million less than the comparable prior year's quarter. Prior year amounts included the acquisitions of Jossey-Bass and certain higher education titles.

     Current year financing activities primarily reflect the purchase of treasury shares, dividend payments, and short-term borrowings of $3 million.

RESULTS OF OPERATIONS
FIRST QUARTER ENDED JULY 31, 2000

     Revenues for the first quarter advanced 10% to $150.9 million compared with $137.0 million in the prior year period. Operating income for the current quarter increased 24% to $27.9 million, compared with $22.6 million in the prior year. Net income advanced 23% to $16.5 million, and income per diluted share increased 30% to $.26 compared with $.20 in the prior year.

     During the quarter, the Company continued to expand its alliances to create new avenues to distribute its "must have" content. Revenue and income gains were achieved in all of the Company's core businesses, with particularly strong results in Professional/Trade and College. Strong frontlist and backlist sales, including the Jossey-Bass and higher education titles acquired last year, as well as growth through online accounts, contributed to the results. Margins continued to improve as a result of productivity improvements.

     Cost of sales as a percentage of revenues decreased to 31.8% compared with 34.7% in the prior year. The improvement was attributable to lower relative composition costs as a result of technology-driven productivity initiatives; more efficient print runs; and product mix. Operating expenses as a percentage of revenues were 47.0% in the current quarter, compared with 46.5% in the prior year's first quarter. Operating expenses increased 11% over the prior year as the current year included a full quarter of operations related to the acquisitions made in the prior year's first quarter. The operating margin improved to 18.5% in the current quarter, compared with 16.5% in the prior year's first quarter.

     The effective tax rate was 37.5% for both periods.

     SEGMENT RESULTS

Domestic Professional/Trade segment revenues of $36.2 million for the first quarter advanced 23% over the comparable prior year period. The improvement was due to a strong business publishing program, computer books, and increased volume through online accounts. The direct contribution to profit advanced 27% to $5.2 million. The direct contribution margin improved from 13.9% in the prior year to 14.4%, as a result of improved gross margins. The Professional/Trade business continues to take advantage of the dramatic growth of e-commerce.
Online selling plays to Wiley's strength as a niche publisher with a deep backlist serving the professional needs of its customers. There is a growing demand for electronic products among the professional markets that it serves, notably computing, accounting, finance, psychology and architecture. Professional/Trade is capitalizing on these opportunities with a combination of print and Web-based products and services, as well as through the formation of strategic alliances. During the quarter, Professional/Trade licensed the Data Model Resource CD-ROM by Len Silverston to Microsoft for customers to use as a reference with their next release of the SQL Server Enterprise Edition software. In addition, J.K. Lasser Your Income Tax was licensed for online excerpting. An alliance with the Rhode Island School of Design was formed to create complex architectural graphics for the publication of Interior Graphic Standards, a major extension of the renowned Architectural Graphic Standards reference work. A license with My Counsel.com was signed for 21 consumer and small business titles to be excerpted over the Internet.

Domestic College segment revenues of $40.1 million increased 13% over the prior year, primarily related to a strong frontlist. The direct contribution to profit increased 20% to $16.0 million, and the direct contribution margin improved to 39.8% compared with 37.5% in the prior year, as a result of improved gross margins. College continued to invest in technology to help teachers teach and students learn. Every major college textbook now has a technology component designed to facilitate teaching and learning. The College business has over 300 Web sites serving the needs of professors and students. In the distance learning area, College is working with Caliber Learning Network to provide online courses for the higher education and corporate lifelong learning markets. Alliances are also being formed to provide many of our top-selling textbooks in the e-book format to link course content with interactive tutorial software and simulators. During the quarter, College published its first version of eGrade, the Web-based software that facilitates homework assignment management and secure online testing. College has partnered with the American Museum of Natural History to launch a joint Web site that links College's geology textbook, The Dynamic Earth, by Brian J. Skinner and Stephen C. Porter, with the Museum's online exhibits for the Hall of Planet Earth.

Domestic Scientific, Technical and Medical (STM) revenues of $36.2 million increased 3% over the prior year. Journals performed well, but year-to-year growth for books was impacted by the release of a major reference work in the prior year's first quarter. The direct contribution to profit increased 9% to $16.2 million. The direct contribution margin improved to 44.9% in the current quarter compared with 42.4% in the prior year, reflecting higher composition costs in the prior year related to the aforementioned reference work. The STM business continued to increase the number of enhanced access license subscriptions to Wiley InterScience, the company's Web-based service. Monthly usage and activity for Wiley InterScience continued to grow, as the service expanded its online offerings of journals and major reference works during the quarter to include Ullmann's Encyclopedia of Industrial Chemistry. Publishing systems have been redesigned to increase the speed to publication of journal articles, and community of interest Web sites are being developed.

European segment revenues of $36.1 million for the quarter were adversely affected by the stronger U.S. dollar. Excluding foreign currency translation effects, European revenues advanced 8% over the prior year's first quarter led by strong STM journal revenues. The direct contribution to profit of $11.8 million increased 9% over the prior year. The direct contribution margin was 32.7% in the current period compared with 30.5% in the prior year, as a result of lower production costs. During the quarter, the European segment acquired a majority stake in the Oxford-based business publisher Capstone Publishing Ltd. Capstone, with annual revenues of approximately $2 million, publishes a broad array of professional business and management titles. New journal launches, in conjunction with European chemistry societies, include ChemPhysChem, ChemBioChem, and Chemistry -A European Journal.

The improvement in the Other segment's results was due to market share gains in many of the Asian countries including Japan, as well as strong revenues in Australia. Wiley Australia won all of the education categories in the recent
Australian Publishers Association Design Awards and dominated the Awards for Excellence in Education Publishing. Wiley's Australian school business won the Publisher of the Year Award.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", and amendments thereto, SFAS Nos. 137 and 138, which specifies the accounting and disclosure requirements for such instruments, and is effective for the Company's fiscal year beginning on May 1, 2001. It is anticipated that the adoption of this new accounting standard will not have a material effect on the consolidated financial statements of the Company.


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

Interest Rates

The Company had a $125 million variable rate long-term loan and $3 million of variable rate short-term debt outstanding at July 31, 2000, which approximated fair value. The weighted average interest rate as of July 31, 2000 was approximately 6.8%. The Company did not use any derivative financial instruments to manage this exposure.

Foreign Exchange Rates

The Company is exposed to foreign currency exchange movements primarily in European, Asian, Canadian and Australian currencies. Consequently, the Company, from time to time, enters into foreign exchange forward contracts as a hedge against its overseas subsidiaries' foreign currency asset, liability, commitment, and anticipated transaction exposures, including intercompany purchases. At July 31, 2000, the Company had no open foreign exchange forward contracts.

PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K
(a)......Exhibits
                    10 - Material Contracts: Agreement of Lease dated as of
                         August 4, 2000 between Block A South Waterfront Development L.L.C., as Landlord, and the Company, as Tenant

                    27 - Financial Data Schedule

(b)      Reports on Form 8-K
                    No reports on Form 8-K were filed during the quarter ended July 31, 2000




             "Safe Harbor" Statement under the
             Private  Securities Litigation Reform Act of 1995

             This report contains certain forward-looking statements concerning the Company's operations, performance and financial condition. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those in any forward-looking statements. Any such forward-looking statements are based upon a number of assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change based on many important factors. Such factors include, but are not limited to: (i) the pace, acceptance, and level of investment in emerging new  electronic  technologies  and products;
             (ii) subscriber renewal rates for the Company's journals; (iii) the consolidation of the retail book trade market; (iv) the seasonal nature of the Company's educational business and the impact of the used book market; (v) worldwide economic and political conditions; and (vi) other factors detailed from time to time in the Company's filing with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

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




                                                   JOHN WILEY & SONS, INC.
                                                   Registrant

                                         By       /s/William J. Pesce
                                                   -------------------
                                                    William J. Pesce
                                                    President and
                                                    Chief Executive Officer






                                          By       /s/Robert D. Wilder
                                                   -------------------
                                                    Robert D. Wilder
                                                    Executive Vice President and
                                                    Chief Financial Officer


Dated: September 14, 2000

                               AGREEMENT OF LEASE




                   BLOCK A SOUTH WATERFRONT DEVELOPMENT L.L.C.


                                   as Landlord


                                     - and -


                             JOHN WILEY & SONS, INC.

                                    as Tenant







Premises:         WATERFRONT CORPORATE CENTER
                  HOBOKEN, NEW JERSEY
                  BUILDING I

                                TABLE OF CONTENTS


PRELIMINARY STATEMENT..........................................................1
DEFINITIONS....................................................................1
ARTICLE 1......................................................................7
   DEMISE OF PREMISES; TERM; RENT; ADDITIONAL RENT.............................7
ARTICLE 2.....................................................................10
   BASE BUILDING WORK; TENANT IMPROVEMENTS....................................10
ARTICLE 3.....................................................................16
   USE........................................................................16
ARTICLE 4.....................................................................17
   COMPLIANCE WITH LAWS AND INSURANCE REQUIREMENTS............................17
ARTICLE 5.....................................................................18
   LANDLORD'S OPERATING EXPENSE...............................................18
ARTICLE 6.....................................................................22
   RULES AND REGULATIONS......................................................22
ARTICLE 7.....................................................................22
   LANDLORD'S RIGHT OF ENTRY..................................................22
ARTICLE 8.....................................................................23
   MAINTENANCE BY TENANT AND LANDLORD.........................................23
ARTICLE 9.....................................................................24
   ALTERATIONS BY TENANT OR LANDLORD..........................................24
ARTICLE 10....................................................................27
   ASSIGNMENT AND SUBLETTING..................................................27
ARTICLE 11....................................................................32
   SURRENDER..................................................................32
ARTICLE 12....................................................................33
   HOLDING OVER...............................................................33
ARTICLE 13....................................................................33
   LANDLORD'S SERVICES........................................................33
ARTICLE 14....................................................................37
   QUIET ENJOYMENT............................................................37
ARTICLE 15....................................................................37
   DEFAULT....................................................................37
ARTICLE 16....................................................................38
   LANDLORD'S RIGHTS UPON TENANT'S DEFAULT....................................38
ARTICLE 17....................................................................40
   SUBORDINATION AND ESTOPPEL.................................................40
ARTICLE 18....................................................................42
   DAMAGE BY FIRE OR OTHER CASUALTY...........................................42
ARTICLE 19....................................................................44
   MUTUAL WAIVER OF SUBROGATION...............................................44
ARTICLE 20....................................................................45
   CONDEMNATION...............................................................45
ARTICLE 21....................................................................46
   INTENTIONALLY OMITTED......................................................46
ARTICLE  22...................................................................46
   NOTICES....................................................................46
ARTICLE 23....................................................................46
   NO WAIVER..................................................................46
ARTICLE 24....................................................................47
   LANDLORD'S LIABILITY.......................................................47
ARTICLE 25....................................................................48
   INDEMNIFICATION............................................................48
ARTICLE 26....................................................................48
   TENANT'S INSURANCE.........................................................48
ARTICLE 27....................................................................49
   CONSTRUCTION LIENS.........................................................49
ARTICLE 28....................................................................50
   DEFINITION OF LANDLORD.....................................................50
ARTICLE 29....................................................................50
   DEFINITION OF TENANT.......................................................50
ARTICLE 30....................................................................50
   PERSONAL LIABILITY.........................................................50
ARTICLE 31....................................................................51
   ISRA COMPLIANCE............................................................51
ARTICLE 32....................................................................52
   RENEWAL OPTIONS............................................................52
ARTICLE 33....................................................................54
   RIGHT OF FIRST OFFER.............................................. ........54
ARTICLE 34....................................................................56
   INTENTIONALLY OMITTED......................................................56
ARTICLE 35....................................................................56
   FIRST AND SECOND EXPANSION OPTIONS.........................................56
ARTICLE 36....................................................................59
   COMPETING PUBLISHING FIRMS.................................................59
ARTICLE 37....................................................................60
   PARKING....................................................................60
ARTICLE 38....................................................................63
   ARBITRATION................................................................63
ARTICLE 39....................................................................64
   MISCELLANEOUS..............................................................64


Exhibit A-1.......         Building
Exhibit A-2.......         Premises
Exhibit B.........         Work Agreement
Exhibit C.........         Rules and Regulations
Exhibit D.........         Cleaning Schedule
Exhibit E.........         Form of Lender Non-Disturbance Agreement
Exhibit F.........         Form of Ground Lessor Non-Disturbance Agreement
Exhibit G.........         Form of Estoppel
Exhibit H.........         Security Specifications
Exhibit I.........         Publishing Firm List
Exhibit J.........         Parking Agreement
Exhibit K.........         Design Criteria
Exhibit L.........         Milestone Dates
Exhibit M.........         Reimbursement Guaranty
Exhibit N.........         Plans in PRISA in excess of 10%
Exhibit O.........         Tenant's Sign
Exhibit P.........         Completion Guaranty
         .........

                               AGREEMENT OF LEASE


         AGREEMENT OF LEASE (this "Lease"), dated as of August 4, 2000 between BLOCK A SOUTH WATERFRONT DEVELOPMENT L.L.C., a Delaware limited liability company, having an address c/o SJP Properties, One Upper Pond Road, Parsippany, New Jersey 07054, hereinafter referred to as "Landlord", and JOHN WILEY & SONS, INC., a New York corporation, having its principal office at 605 Third Avenue, New York, New York 10158, hereinafter referred to as "Tenant".


                              PRELIMINARY STATEMENT

Landlord, as the sole owner of the lessee's interest under the Underlying Lease Agreement (as defined below), is the ground lessee of the parcel of land (hereinafter referred to as the "Land") lying and being in the City of Hoboken, County of Hudson and State of New Jersey and identified on the Official Tax Map of Hoboken as Lots 1 and 2, Block 231.2, which land is more particularly described in Exhibit "A-1(a)" attached hereto, upon which Landlord is constructing one (1) thirteen (13) story office building (which may include retail use) ("Building I"), together with certain related improvements. Tenant desires to lease space in Building I to be erected on such land which is identified as Phase "I" on Exhibit "A-1" attached hereto in accordance with, and subject to, the provisions of this Lease.

         NOW, THEREFORE, Landlord and Tenant agree as follows:

                                   DEFINITIONS

         For all purposes of the Lease and all agreements supplemental thereto or modifying this Lease, the following terms shall have the meanings herein specified:

         "Additional Rent" shall mean all sums payable by Tenant to Landlord pursuant to the various Articles herein in which said term is used and any other charges, other than Base Rent, as shall become due and payable hereunder.

         "Alterations" shall have the meaning given to such term in Section 9.1.

         "Base Building" shall mean the Building Systems, the roof of the Building, the exterior walls of the Building, the exterior windows and doors of the Building, the interior and exterior Building structure, the Common Areas and landscaping located on the Land.

         "Base Building Plans" shall have the meaning given to such term in the Work Agreement.

         "Base Building Work" shall have the meaning given to such term in the Work Agreement.

         "Base Rent"  shall mean the fixed  rental  payable  pursuant to Section
1.2.

         "Base Rent Commencement Date" shall mean the later of (i) two hundred forty (240) days following the Commencement Date, subject to adjustment pursuant to Section 2.1, or (ii) the earlier of (a) Substantial Completion of the Base Building Work (as defined in the Work Agreement) or (b) the date upon which the Substantial Completion of the Base Building Work would have occurred but for any Tenant Delay.

         "Base Year" shall mean the twelve (12) month period commencing on the Base Year Commencement Date.

         "Base Year Commencement Date" shall mean the earliest to occur of (i) the Base Rent Commencement Date, (ii) the date upon which Tenant occupies the Premises for purposes other than the construction of Tenant Improvements, or
(iii) the Substantial Completion of Tenant Improvements.

         "Building" shall mean the building to be constructed on the Land designated as Phase "I" on Exhibit "A-1" attached hereto and by this reference made a part hereof and in which the Premises are located.

         "Building Electric" shall mean all electricity used in the operation of the Building and the exterior of the Building other than Tenant Electric and electricity consumed for lighting and electric outlets and supplemental HVAC units in spaces in the Building leased or available for lease to others.

         "Building Holidays" shall mean Sunday, New Year's Day, Memorial Day, Independence Day, Labor Day, Thanksgiving Day and the day after, and Christmas Day, as each of said holidays are celebrated in the State of New Jersey.

         "Building Systems" shall mean the Building's elevators, mechanical and interior and exterior electrical systems (including, without limitation, heating, ventilation and cooling systems), plumbing systems, fire protection, life safety and sprinkler systems, computerized building management system (if any), in each case to the extent the same is brought to (and including), but not beyond, the point of distribution to the Premises.

         "Business Hours" shall mean 7:00 a.m. to 7:00 p.m. on Mondays through Fridays, and 8:00 a.m. to 1:00 p.m. on Saturdays, excluding Building Holidays.

         "City" shall mean the City of Hoboken.

         "Commencement Date" shall mean the date upon which Landlord has Substantially Completed the Stage I Base Building Work (as defined in the Work Agreement) and Landlord has made the entire Premises available to Tenant for the purpose of permitting Tenant to commence the performance of those portions of Tenant's Improvements consisting of the installation of HVAC duct work, sprinkler system and other elements of Tenant's Improvements that do not require the Premises to be an enclosed space.

         "Common Area" or "Common Areas" shall mean all portions of the Building and Land which are not intended to be rented to a tenant, including, without limitation, interior corridors, elevators, mechanical rooms, stairs, lobbies, lavatories, washrooms, loading area, sidewalks, plazas, storm drainage facilities, landscaped areas, exterior walks and ramps, sanitary sewer, domestic and fire water systems, fire protection installations, security systems, electric power and telephone cables and lines and other utility connections, facilities and other improvements (above and below ground) which are owned by Landlord and are now or hereafter constructed on the Land for use in common by Landlord, Tenant and other tenants located in the Building or for the common benefit of the foregoing.

         "Construction  Completion  Date"  shall have the  meaning  set forth in
Section 4.16.1 of the Underlying Lease Agreement such date being the date the Port Authority certifies the Building is ready for occupancy.

         "Default Interest Rate" shall mean the lesser of (i) two (2) percentage points over the per annum prime or base rate announced from time to time by Citibank, N.A. and (ii) fourteen percent (14%) per annum.

         "Design Criteria" shall mean the criteria for water, electricity, loadbearing capacity, sprinkler systems and heating and cooling systems for the Building set forth on Exhibit "K" attached hereto and by this reference made a part hereof.

         "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended.

         "Excusable Delay" shall mean a delay caused by governmental action or lack thereof (provided that such governmental action or lack thereof is not the result of the breach of any obligation under this Lease by the party claiming Excusable Delay), shortages or unavailability of materials and/or supplies in the industry as a whole (giving due regard to the availability of alternative materials and supplies and appropriate lead time planning), labor disputes, strikes, slow downs, job actions, picketing, secondary boycotts (provided that such labors disputes are not caused by Landlord's breach of any of its obligations under any contract or agreement with its contractors), fire or other casualty, acts of God, acts of declared or undeclared war, public disorder, or riot or civil commotion.

         "Final Outside Date" shall mean April 1, 2003.

         "First Expansion Space" shall mean 39,195 rentable square feet of space consisting of all of the rentable area on the tenth floor of the Building as outlined on Exhibit "A-2(i)" attached hereto and made a part hereof.

         "Governmental Authority" shall mean any governmental instrumentality, authority or body (including, without limitation, the City, the Port Authority, county, state or federal governments, any agency, subdivision or department of any of the foregoing or any other quasi-governmental agency, or any fire insurance rating organization) that has jurisdiction over the Property or the use or operation thereof.

         "Gross Annual Rentals" shall mean all income from the operation and management of the Property, including, without limitation, all Base Rents, Additional Rents, escalations, amounts received on account of electric and other utilities, and insurance proceeds during each calendar year of the Term.

         "Improvements" shall mean all improvements, exclusive of the Building, to be constructed by Landlord on the Land.

         "Initial Escalation Period" shall mean the period from the expiration of the Base Year through the balance of the calendar year in which the expiration of the Base Year occurs.

         "Laws" shall mean all rules, orders, laws, regulations and requirements of any Governmental Authority.

         "Land" shall mean that certain tract and parcel of land known and designated as Lots 1 and 2 in Block 231.2 on the Tax Map of the City of Hoboken, Hudson County, New Jersey.

         "Lease" or "this Lease" consists of this Agreement of Lease and Exhibits "A" through "P" attached hereto and made a part hereof.

         "O & M Costs" shall have the meaning given said term in the Underlying Lease Agreement.

         "Operating Expense Statement" shall have the meaning given such term in
Section 5.1.

         "Operating Expenses" shall have the meaning given such term in Section 5.1.

         "Permitted  Alteration"  shall have the  meaning  given to such term in
Section 9.1.

         "Phase II Building" shall mean a building which may be constructed by an affiliate of Landlord on Lots 3 and 4 in Block 231.2 on the Tax Map of the City in the event that such affiliate of Landlord enters into a ground lease with the City and Port Authority granting said affiliate the right to construct such building. Landlord covenants that in the event any affiliate of Landlord constructs the Phase II Building, (i) the general character of the design of the Phase II Building shall be consistent with the character of the design of the Building (ii) the distance between the tower of the Building and the tower of the Phase II Building shall be not less than fifty (50) feet, (iii) the height of the Phase II Building shall not exceed the height of the Building, and (iv) the base of the Phase II Building shall be at substantially the same height as the base of the Building.

         "Pilot Rental" shall have the meaning given said term in the Underlying Lease Agreement.

         ........."Port Authority" shall mean The Port Authority of New York and
 New Jersey.

         ........."Premises"  shall mean, collectively,  (i) all of the rentable area located on the second floor of the Building, as more particularly shown hatched on Exhibit "A-2(a)" attached hereto and by this reference made a part hereof, (ii) all of the rentable area located on the third floor of the Building, as more particularly shown hatched on Exhibit "A-2(b)" attached hereto and by this reference made a part hereof, (iii) all of the rentable area located on the fourth floor of the Building, as more particularly shown hatched on Exhibit "A-2(c)" attached hereto and by this reference made a part hereof, (iv) all of the rentable area located on the fifth floor of the Building, as more particularly shown hatched on Exhibit "A-2(d)" attached hereto and by this reference made a part hereof, (v) all of the rentable area located on the sixth floor of the Building, as more particularly shown hatched on Exhibit "A-2(e)" attached hereto and by this reference made a part hereof, (vi) all of the rentable area located on the seventh floor of the Building, as more particularly shown hatched on Exhibit "A-2(f)" attached hereto and by this reference made a part hereof; (vii) all of the rentable area located on the eighth floor of the Building, as more particularly shown hatched on Exhibit "A-2(g)" attached hereto and by this reference made a part hereof; and (viii) all of the rentable area located on the ninth floor of the Building, as more particularly shown hatched on Exhibit "A-2(h)" attached hereto and by this reference made a part hereof provided, however, that the Premises shall be subject to adjustment as provided in Articles 32, 33 and 35 hereof;

         "Property" shall mean collectively the Land, the Building, the Common Areas and all other improvements constructed by Landlord on the Land used in connection with operation of the Building.

         "Publishing Firm Revision Date" shall mean the date during the Term that is one hundred twenty (120) days after the date a Revised Publishing Firm
Exhibit is received by Landlord from Tenant, provided that Tenant's right to provide a Revised Publishing Firm Exhibit shall be limited to no more often than once every thirty (30) months.

         "Publishing Firms" shall mean, with respect to (a) leases entered into prior to the Publishing Firm Revision Date, or (b) the limitation on naming the Building set forth in Section 36.1, the firms listed in Exhibit "I" attached hereto and by this reference made a part hereof, and with respect to (c) leases entered into after the Publishing Firm Revision Date or (d) the limitation on naming the Building if such name is determined by Landlord after the Publishing Firm Revision Date, the firms listed on the Revised Publishing Firm Exhibit.

         "Rentable Area of the Premises" shall be deemed to mean 383,128 square feet for all purposes of this Lease subject to adjustment as expressly provided in Section 2.4 hereof and further subject to the expansion or contraction of the Premises as expressly provided in Articles 32, 33 and 35 hereof.

         "Revised Publishing Firm Exhibit" shall mean a revised list of Publishing Firms specifying entities that (i) have as their primary business the publishing of books, looseleafs, newsletters and journals (in hard copy or electronic medium) for the educational, professional, scientific, technical, medical and consumer markets (but expressly excluding from such definition, without limitation, the publishing of newspapers, magazines and marketing materials, (ii) are direct competitors of Tenant and (iii) are of a type similar to those listed on Exhibit "I", which list is intended to replace Exhibit "I" as an updated list of Tenant's competitors.

         "Rules and Regulations" shall mean the rules and regulations set forth on Exhibit "C", attached hereto and made a part hereof, as the same may be amended from time to time by Landlord pursuant to the provisions of Article 6.

         "Second Expansion Space" shall mean the space consisting of (i) the rentable area of the floor in the Building defined as the First Expansion Space in the event the First Expansion Option was never exercised, or (ii) the rentable area of the floor in the Building immediately above and contiguous to the First Expansion Space in the event the First Expansion Option was exercised.

         "Structural Repairs" shall mean repairs to the structural members of the roof, foundation, floor slabs and permanent exterior walls and support columns of the Building.

         "Substantially   Completed"/"Substantial  Completion"  shall  have  the
meaning set forth in the Work Agreement.

         "Taxes" shall mean all real estate taxes and governmental impositions and any other payments, charges and assessments made in lieu of taxes, including, without limitation, Annual Pilot Rental (as defined in the Underlying Lease Agreement), any special assessments, levied against the Property and any taxes levied against any personal property owned by Landlord used in connection with the operation of the Property, and any taxes or payments assessed in lieu of any of the foregoing.

         "Tenant Delay" shall mean any act or omission of any nature by Tenant or Tenant's Visitors which actually delays Landlord's Substantial Completion of the Base Building Work, including without limitation, any failure by Tenant to submit plans or other deliverables when due, any failure or delay by Tenant in supplying information or giving authorizations or approvals, any delay resulting from changes made by Tenant to its plans for the Tenant Improvements or change it requests to the Base Building Plans which causes delays in (i) Landlord's performance of the Base Building Work, or (ii) the issuance of the Permit for Occupancy and Use (as defined in the Underlying Lease Agreement) by the Port Authority, or from other non-compliance with Tenant's obligations required by the Work Agreement. Landlord agrees that it shall not include in any claim of Tenant Delay a period more than 5 days prior to the date Landlord provides notice to Tenant of Landlord's claim of an event constituting Tenant Delay, provided, however, that no such limitation or requirement of notice shall apply to any Tenant Delay for any failure by Tenant to provide any other plans or revisions or take any action by a required date as set forth in this Lease or the Work Agreement.

         "Tenant Electric" shall mean electricity consumed for lighting and electric outlets within the Premises or supplemental HVAC units installed by Tenant as more particularly described in Section 1.3.

         "Tenant Improvements" shall have the meaning given such term in the Work Agreement.

         "Tenant Installations" shall have the meaning given such term in the Work Agreement.

     "Tenant's Proportionate Share" shall mean 65.94%, representing the ratio of the Usable Area of the Premises (294,714 sq. ft.) to the Usable Area of the Building (446,970 sq. ft.) as provided in Section 2.4, subject to adjustment as expressly provided in Section 2.4 hereof and further subject to the expansion or contraction of the Premises as expressly provided in Articles 32, 33 and 35 hereof. "Tenant's Visitors" shall mean persons invited by Tenant into the Premises as guests or doing lawful business with Tenant including, without limitation, Tenant's agents, servants, employees, contractors, invitees and licensees.

         "Term" shall mean the time period commencing on the Commencement Date and terminating on the Termination Date.

         "Termination Date" shall mean the fifteenth (15th) anniversary of the Base Rent Commencement Date or, if the Base Rent Commencement Date occurs other than on the first day of a calendar month, the last day of the calendar month in which the fifteenth (15th) anniversary of the Base Rent Commencement Date occurs. If the original term is extended pursuant to the provisions of this Lease, the Termination Date shall mean the last day of any such extended term.

         "Underlying Lease Agreement" shall mean that certain Phase I Lease and Development Agreement by and among the City of Hoboken, the Port Authority and Landlord, and any amendments thereto, which provides, inter alia, for the ground leasing of the Land to Landlord. Landlord represents to Tenant that Landlord has provided to Tenant a certified true and complete copy of the Underlying Lease Agreement and that no amendments thereto presently exist.

         "Work Agreement" shall mean the agreement attached hereto as Exhibit "B" and made a part hereof setting forth the provisions relating to the Base Building Work and the Tenant Improvements.

                                    ARTICLE 1

                 DEMISE OF PREMISES; TERM; RENT; ADDITIONAL RENT

         1.1......Landlord,   for  and  in   consideration   of  the   covenants
hereinafter contained and made on the part of Tenant, hereby leases to Tenant for the Term, and Tenant hereby hires from Landlord for the Term, the Premises, subject to the terms and conditions of this Lease. After the determination of the Commencement Date, either party, upon request of the other, shall execute an agreement setting forth the Commencement Date and the Termination Date

         1.2......(i)  Tenant  hereby  covenants  and agrees to pay to  Landlord during the Term, to the address set forth above or such other place as Landlord may from time to time designate, without any offset or counterclaim, or abatement or deduction whatsoever except as expressly provided herein, (x) the Base Rent specified in paragraph (ii) of this Section 1.2 in monthly installments on the first day of each month during the Term, commencing as of the Base Rent Commencement Date, in advance, without notice or demand, (y) all Additional Rent as herein provided, and (z) all other sums payable by Tenant hereunder. Landlord shall provide Tenant with invoices for all charges payable by Tenant to Landlord, other than Base Rent or regularly scheduled monthly payments of Additional Rent for which Tenant has received notice of the amount of such recurring Additional Rent charges, prior to such charges becoming due.

     .........(ii) If the Base Rent  Commencement Date shall fall on a day other than the first day of a calendar month, the Base Rent and any Additional Rent payable hereunder shall be apportioned for the number of days remaining in that month from the Base Rent Commencement Date through the last day of the calendar month in which the Base Rent Commencement Date occurs. During the Term of this Lease, Tenant shall pay as Base Rent as follows (subject to adjustment as provided in Sections 2.4, 33 and 35)

         .........  (a)  Commencing  on the  Base  Rent  Commencement  Date  and
continuing through the day immediately preceding the fifth anniversary of the Base Rent Commencement, the sum of Twelve Million Sixty Eight Thousand Five Hundred Thirty Two and 00/100 Dollars ($12,068,532.00) per annum, payable in equal monthly installments of One Million Five Thousand Seven Hundred Eleven and 00/100 Dollars ($1,005,711.00).

         .........  (b)  Commencing  on the fifth  anniversary  of the Base Rent
Commencement Date and continuing through the day immediately preceding the tenth anniversary of the Base Rent Commencement, the sum of Twelve Million Eight Hundred Ninety Two Thousand Two Hundred Fifty Seven and 20/100 Dollars ($12,892,257.20) per annum, payable in equal monthly installments of One Million Seventy Four Thousand Three Hundred Fifty Four and 77/100 Dollars ($1,074,354.77).

         .........  (c)  Commencing  on the tenth  anniversary  of the Base Rent
Commencement Date and continuing through the expiration of the Term, the sum of Thirteen Million Seven Hundred Fifty Four Thousand Two Hundred Ninety Five and 20/100 Dollars ($13,754,295.20) per annum, payable in equal monthly installments of One Million One Hundred Forty Six Thousand One hundred Ninety One and 27/100 Dollars ($1,146,191.27).

         1.3......(i) Effective as of the Commencement Date, Tenant shall pay to
Landlord as Additional Rent an amount equal to Tenant Electric. Landlord, at its expense, shall cause the electrical outlets and lighting for each floor in the Premises, together with any electrical usage by Tenant for any computer rooms, supplemental HVAC units or similar improvements, to be submetered from the balance of electrical energy consumed in the Building and Landlord, as part of Operating Expenses, shall maintain such submeters in good working order. Tenant shall pay the cost of Tenant Electric for the submetered amount of electrical energy consumed at the rates charged to Landlord with out mark up in accordance with this Section 1.3.

         .........(ii)  Prior to the Commencement  Date,  Landlord shall provide
Tenant with a good faith estimate of Tenant Electric ("Estimated Electric Charges") for the first full month following the Commencement Date. Landlord shall thereafter provide Tenant with a statement of the Estimated Electric Charges for each upcoming monthly period (each of which estimate shall be based upon the actual Electric Charges for the prior month's period, adjusted for any variances related to seasonal usage). Landlord shall provide Tenant with documentation reasonably supporting Landlord's Estimated Electric Charges. Tenant shall pay as Tenant Electric 100% of Landlord's Estimated Electric Charges on a monthly basis on the first day of each month during the Term, together with the Base Rent, in advance, without notice or demand, subject to apportionment if applicable pursuant to Section 1.2(ii).

         .........(iii)  Each month during the Term,  Landlord  shall furnish to
Tenant a statement of Landlord's actual electrical charges for the Tenant Electric for the previous month which shall provide reasonable detail as to the kilowatt hours consumed and the cost of electricity incurred by Landlord
(including energy charges, demand charges, surcharges, taxes, fuel adjustment charges and other factors used by the utility company or other provider in computing its charges to Landlord) during such period (the "Actual Electric Statement"). If, for any month (or portion thereof in the case of the initial period) Tenant's payment based on the submetering of such electrical charges, collected for the prior month, based on Landlord's Estimated Electric Charges for such month, is in excess of the electrical charges actually due during such prior month, then Landlord shall credit to Tenant any overpayment against the next month's Estimated Electric Charges. Likewise, any underpayment with respect to such prior month shall be added to the next month's Estimated Electric Charges.

         .........(iv)  Tenant or its  representative  shall have the right,  at
Tenant's expense, upon reasonable notice and at reasonable times during Business Hours, within twenty-four (24) months after receipt of any Actual Electric Statement, to examine the books and records of the Property, so that Tenant can determine that the electricity charges for Tenant Electric have, in fact, been incurred as provided herein. Unless Tenant shall give Landlord a notice objecting to and specifying the respects in which such statement is claimed to be incorrect within twenty-four (24) months after its receipt of such Actual Electric Statement, the Actual Electric Statement shall be considered to be final and accepted by Tenant. If Tenant disputes any Actual Electric Statement, Tenant shall pay all Additional Rent set forth therein as a condition precedent to its right to contest the same.

         1.4......If  any Base Rent or  Additional  Rent is not paid  within ten
(10) business days after written notice that such rents are due and unpaid, Tenant shall pay to Landlord on demand a late charge equal to two (2%) percent of the amount unpaid. In addition, any installment or installments of Base Rent or Additional Rent accruing hereunder, and all other sums payable by Tenant hereunder (other than the late charge set forth in the preceding sentence), which are not paid within thirty (30) days after written notice that such rents are due and unpaid, shall bear interest from the date such payments were due until paid at a rate equal to the lesser of (i) the maximum legal rate of interest allowed by law or (ii) the Default Interest Rate, which interest shall be deemed Additional Rent hereunder, payable upon demand by Landlord. Notwithstanding anything to the contrary contained in this Section 1.4, Landlord agrees that it shall not assess the late charge set forth in this Section for the first two occurrences in any twelve (12) consecutive month period in which Base Rent or Additional Rent is paid beyond ten (10) days after its due date, provided that any such payment is received by Landlord within ten (10) days after notice from Landlord to Tenant of such ten-day delinquency.

         1.5......Landlord  shall  have  all the  rights  and  remedies  for the collection of Additional Rent as are available to Landlord for the collection of the Base Rent.

                                    ARTICLE 2

                     BASE BUILDING WORK; TENANT IMPROVEMENTS

         2.1. The Base Building Work shall be performed by Landlord, at its sole cost and expense and in accordance with the Work Agreement. Landlord shall keep Tenant apprised of the status of construction throughout the period of construction. Landlord's obligation to construct the Base Building Work shall be guaranteed by SJP Properties Company in the form attached hereto as Exhibit "P". In the event that Landlord does not construct the Tenant Improvements the following provisions shall apply:

        Landlord shall (subject to Excusable Delay and Tenant Delay) cause the Base Building Work to progress in accordance with the critical milestones dates as set forth in Exhibit L (the "Milestone Dates"). If, for any reason any of the Base Building Work is not Substantially Completed by the Milestones Date (subject to Excusable Delay and Tenant Delay), and as a result of such failure to substantially complete such portion of the Base Building Work as so required by the Milestone Date, Tenant is actually delayed in the substantial completion of the Tenant Improvements beyond the date scheduled for completion based upon Tenant's construction schedule for the T.I. Plans (as defined in the Work Agreement) then, as Tenant's sole and exclusive remedy therefor, the Base Rent Commencement Date shall be postponed (beyond the date on which it would have occurred pursuant to the operation of the provisions of the definition of such term) for one (1) additional day beyond the actual Commencement Date for the lesser of (i) the number of days by which the substantial completion of the portion of the Base Building Work was delayed beyond the applicable Milestone Date, and (ii) the number of days by which the Substantial Completion of the Tenant Improvements was actually delayed beyond the scheduled completion based upon Tenant `s construction schedule for the T.I. Plans (as defined in the Work Agreement) as a result of such delay by Landlord beyond the applicable Milestone Date (a "Milestone Completion Delay"); provided, however, if, such Milestone Completion Delay exceeds sixty (60) days, the Base Rent Commencement Date shall be further postponed an additional one (1) day for each day that the Milestone Completion Delay exceeds sixty (60) days. For the purpose of calculating the number of days of delay constituting a Milestone Completion Delay, in the event any portion of the Base Building Work is Substantially Completed beyond a scheduled Milestone Date, all subsequent Milestone Dates shall be extended by the same number of days. For example, if the Substantial Completion of the work required by a specified Milestone Date occurs fifteen days after the Milestone Date, and the Tenant Improvements are Substantially Completed ten (10) days after the scheduled completion date, the Milestone Completion Delay shall equal ten (10) days, and Base Rent Commencement Date would be two hundred fifty (250) days (rather than 240 days) following the Commencement Date. If the Substantial Completion of the work required by a specified Milestone Date occurs seventy-five (75) days after the Milestone Date, and the Tenant Improvements are Substantially Completed seventy (70) days after the scheduled completion date, the Milestone Completion Delay would equal seventy (70) days, and the Base Rent Commencement Date would be three hundred twenty (320) days (i.e. 70 days plus an additional 10 days for the number of days exceeding 60 days) following the Commencement Date. If the Substantial Completion of the work required by a specified Milestone Date occurs fifteen (15) days after the applicable Milestone Date, and the Tenant Improvements are Substantially Completed twenty
        (20) days after the scheduled completion date, the Milestone Completion Delay would equal fifteen (15) days, the Base Rent Commencement Date would be two hundred fifty-five (255) days (rather than 240 days) following the Commencement Date.


         2.2. (i) On or before September 30, 2000, Landlord may elect to abandon the development of the Property. In the event Landlord elects to abandon the development of the Property, Landlord shall notify Tenant within five (5) business days of Landlord's election. Upon receipt of Landlord's notice to abandon the development of the Property, this Lease Agreement shall automatically terminate; and Landlord shall reimburse Tenant for all reasonable out-of-pocket costs and fees that have been incurred by Tenant to third parties for the leasing of the Premises and the construction of the Tenant Improvements, in an aggregate amount not to exceed $1,500,000.00 (the "Abandonment Reimbursement") and in the event of such termination Landlord shall be responsible (i) for any commission which may be due Broker (as defined in Section 39.3) from Landlord in connection with this Lease pursuant to a separate agreement between Landlord and Broker and (ii) in the event Landlord has not elected to abandon the development of the Property prior to September 15, 2000, Landlord shall reimburse any commission actually paid by Tenant to Insignia/ESG, Inc in an amount not to exceed $4,250,000.00 pursuant to that certain agreement between Tenant and Insignia/ESG, Inc dated March 1, 1999. In the event of termination of this Lease in accordance with this Section 2.2(i), Landlord's sole obligation to Tenant shall be the payment of the Abandonment Reimbursement within the time frames set forth in Section 2.3, and thereupon neither party shall have any further liability to the other, except for those provisions of this Lease that expressly survive any termination. The remedies set forth in this Section 2.2(i) shall be Tenant's exclusive remedies in the event Landlord elects to abandon the development of the Property on or before September 30, 2000.

                 (ii) In the event Landlord has not closed on its construction financing for the Building and has not commenced site excavation for the Building on or before February 28, 2001 (except for Excusable Delay or Tenant Delay) then Tenant may terminate this Lease by written notice to Landlord served at any time after February 28, 2001, but prior to the earlier of (i) April 30, 2001 or (ii) the date upon which Landlord has closed on its construction financing for the Building and has commenced site excavation for the Building. In the event Tenant elects to cancel this Lease in accordance with the immediately preceding sentence, Landlord shall be responsible for any commission which may be due Broker (as defined in Section 39.3) from Landlord in connection with this Lease pursuant to a separate agreement between Landlord and Broker and Landlord's sole obligation to Tenant shall be the reimbursement to Tenant for all reasonable out-of-pocket costs and fees that have been incurred by Tenant to third parties for the leasing of the Premises and the construction of the Tenant Improvements, in an aggregate amount not to exceed $2,000,000.00 and the reimbursement to Tenant of the commission actually paid by Tenant to Insignia/ESG, Inc in an amount not to exceed $4,250,000.00 pursuant to that certain agreement between Tenant and Insignia/ESG, Inc dated March 1, 1999 (such $2,000,000.00 and $4,250,000.00 amounts, collectively the "First Milestone Reimbursement") within the time frames set forth in Section 2.3, and thereupon neither party shall have any further liability to the other, except for those provisions of this Lease that expressly survive any termination. The remedies set forth in this Section 2.2(iii) and in Section 2.1 shall be Tenant's exclusive remedies in the event Landlord has not closed on its construction financing for the Building and has not commenced site excavation for the Building as provided in the Work Agreement on or before the date set forth above.

                 (iii) In the event Landlord does not complete driving the piles for the Building foundation on or before August 1, 2001 except for Excusable Delay or Tenant Delay) then Tenant may terminate this Lease by written notice to Landlord served at any time after August 1, 2001, but prior to the earlier of
(i) October 1, 2001 or (ii) the date upon which Landlord completes driving the piles for the Building foundation. In the event Tenant elects to cancel this Lease in accordance with the immediately preceding sentence, Landlord shall be responsible for any commission which may be due Broker (as defined in Section 39.3) from Landlord in connection with this Lease pursuant to a separate agreement between Landlord and Broker and Landlord's sole obligation to Tenant shall be the reimbursement to Tenant for all reasonable out-of-pocket costs and fees that have been incurred by Tenant to third parties for the leasing of the Premises and the construction of the Tenant Improvements, in an aggregate amount not to exceed $3,000,000.00 and the reimbursement to Tenant of the commission actually paid by Tenant to Insignia/ESG, Inc in an amount not to exceed
$4,250,000.00   pursuant  to  that   certain   agreement   between   Tenant  and
Insignia/ESG,  Inc dated  March 1, 1999 (such  $3,000,000.00  and  $4,250,000.00 amounts, collectively the "Second Milestone Reimbursement") within the time frames set forth in Section 2.3, and thereupon neither party shall have any further liability to the other, except for those provisions of this Lease that expressly survive any termination. The remedies set forth in this Section 2.2(iii) and in Section 2.1 shall be Tenant's exclusive remedies in the event Landlord does not complete driving the piles for the Building foundation on or before the dates set forth above.

                 (iv) In the event Landlord does not Substantially Complete (as defined in the Work Agreement) the Stage I Base Building Work (as defined in the Work Agreement) on or before April 1, 2002 (except for Excusable Delay or Tenant Delay) then Tenant may terminate this Lease by written notice to Landlord served at any time after April 1, 2002, but prior to the earlier of (i) June 1, 2001 or
(ii) the date upon which Landlord Substantially Completes the Stage I Base Building Work. In the event Tenant elects to cancel this Lease in accordance with the immediately preceding sentence, Landlord shall be responsible for any commission which may be due Broker (as defined in Section 39.3) from Landlord in connection with this Lease pursuant to a separate agreement between Landlord and Broker and Landlord's sole obligation to Tenant shall be the reimbursement to Tenant for all reasonable out-of-pocket costs and fees that have been incurred by Tenant to third parties for the leasing of the Premises and the construction of the Tenant Improvements, in an aggregate amount not to exceed $4,500,000.00 and the reimbursement to Tenant of the commission actually paid by Tenant to Insignia/ESG, Inc in an amount not to exceed $4,250,000.00 pursuant to that certain agreement between Tenant and Insignia/ESG, Inc dated March 1, 1999 (such $4,500,000.00 and $4,250,000.00 amounts, collectively the "Third Milestone Reimbursement") within the time frames set forth in Section 2.3, and thereupon neither party shall have any further liability to the other, except for those provisions of this Lease that expressly survive any termination. The remedies set forth in this Section 2.2(iv) and in Section 2.1 shall be Tenant's exclusive remedies in the event Landlord does not Substantially Complete the Stage I Base Building Work on or before the date set forth above.

                 (v) In the event Landlord does not Substantially Complete (as defined in the Work Agreement) the enclosure of the Building (including roof, exterior walls and windows, provided that the hoist may still be operational) on or before October 15, 2002 (except for Excusable Delay or Tenant Delay) then Tenant may terminate this Lease by written notice to Landlord served at any time after October 15, 2002, but prior to the earlier of (i) December 15, 2002 or
(ii) the date upon which Landlord Substantially Completes the enclosure of the Building (including roof, exterior walls and windows, provided that the hoist may still be operational). . In the event Tenant elects to cancel this Lease in accordance with the immediately preceding sentence, Landlord shall be responsible for any commission which may be due Broker (as defined in Section 39.3) from Landlord in connection with this Lease pursuant to a separate agreement between Landlord and Broker and Landlord's sole obligation to Tenant shall be the reimbursement to Tenant for all reasonable out-of-pocket costs and fees that have been incurred by Tenant to third parties for the leasing of the Premises and the construction of the Tenant Improvements, in an aggregate amount not to exceed $5,500,000.00 and the reimbursement to Tenant of the commission actually paid by Tenant to Insignia/ESG, Inc in an amount not to exceed
$4,250,000.00   pursuant  to  that   certain   agreement   between   Tenant  and
Insignia/ESG,  Inc dated  March 1, 1999 (such  $5,500,000.00  and  $4,250,000.00 amounts, collectively the "Fourth Milestone Reimbursement") within the time frames set forth in Section 2.3, and thereupon neither party shall have any further liability to the other, except for those provisions of this Lease that expressly survive any termination. The remedies set forth in this Section 2.2(iv) and in Section 2.1 shall be Tenant's exclusive remedies in the event Landlord does not Substantially Complete the enclosure of the Building (including roof, exterior walls and windows provided that the hoist may still be operational) on or before the date set forth above.

                 (vi) If, for any reason (except for Excusable Delay or Tenant Delay) the Substantial Completion of the Base Building Work does not occur on or prior to the Final Outside Date, then, Tenant may elect to cancel this Lease upon no less than thirty days written notice to Landlord served at any time after the Final Outside Date; provided, however, that if the Substantial
Completion of the Base Building Work occurs prior to the effective date of Tenant's cancellation notice (which effective date shall in no event be less than thirty (30) days after the date upon which Landlord is deemed to have received such notice) Tenant's cancellation notice shall be void and of no further force or effect. In the event Tenant delivers a cancellation notice, Landlord shall in good faith advise Tenant of Landlord's anticipated date for the Substantial Completion of the Base Building Work. In the event Tenant elects to cancel this Lease in accordance with the immediately preceding sentence, Landlord's sole obligation to Tenant shall be (i) the reimbursement of Tenant of all reasonable out-of-pocket costs and fees that have been incurred by Tenant to third parties for the leasing of the Premises and the construction of the Tenant Improvements prior to the date of such cancellation notice, in an aggregate amount not to exceed $6,000,000.00, (ii) the reimbursement to Tenant of the amount by which Tenant's holdover rent for the month of May, 2003 exceeds the monthly installment of base rent prior to any holdover period under its existing Lease Agreement for its Premises at 605 Third Avenue, New York, New York, and
(iii) the reimbursement to Tenant of the commission actually paid by Tenant to Insignia/ESG, Inc. in an amount not to exceed $4,250,000.00 pursuant to that certain agreement between Tenant and Insignia/ESG, Inc dated March 31, 1999 (collectively, the "Non-Completion Reimbursement"), and in such event Landlord shall be responsible for any commission which may be due Broker (as defined in Section 39.3) from Landlord in connection with this Lease pursuant to a separate agreement between Landlord and Broker and the Landlord's sole obligation to the Tenant shall be the payment of the Non-Completion Reimbursement within the time frames set forth in Section 2.3, and thereupon neither party shall have any further liability to the other, except for those provisions of this Lease that expressly survive any termination. The remedies set forth in this Section 2.2(vi) and Section 2.1 shall be Tenant's exclusive remedies in the event the Substantial Completion of the Base Building Work does not occur on or prior to the Final Outside Date.

         2.3. Landlord shall pay to Tenant the Abandonment Reimbursement, the First Milestone Reimbursement, the Second Milestone Reimbursement, the Third Milestone Reimbursement, the Fourth Milestone Reimbursement or the Non-Completion Reimbursement, as the case may be, within thirty (30) days of receipt of a statement from Tenant detailing such out-of-pocket costs, together with invoices from third parties for such amounts. If all or any portion of the Abandonment Reimbursement, the First Milestone Reimbursement, the Second Milestone Reimbursement, the Third Milestone Reimbursement, the Fourth Milestone Reimbursement or the Non-Completion Reimbursement is not paid by Landlord to Tenant within such thirty (30) day period, such delinquent amount shall bear interest at the Default Interest Rate commencing on the thirty-first (31st) day after such payment is due through the date such delinquent amount is paid. Landlord's obligation for the payment of any of the Abandonment Reimbursement, the First Milestone Reimbursement, the Second Milestone Reimbursement, the Third Milestone Reimbursement, the Fourth Milestone Reimbursement or the Non-Completion Reimbursement shall be guaranteed by SJP Properties Company in the form attached hereto as Exhibit "M".

        2.4. (a) Within thirty (30) days after the date on which the floors on which the Premises are located have been enclosed, Landlord's architect shall determine the Rentable Area of the Premises consistent with the provisions of
Section 2.4(c) ("Landlord's Initial Measurement"). If Tenant disputes Landlord's Initial Measurement, within twenty (20) days after its receipt of such determination, Tenant shall notify Landlord of such dispute and shall provide Landlord at the time of such notice with Tenant's architect's determination consistent with the provisions of Section 2.4(c). If Tenant fails to notify Landlord of any dispute in Landlord's Initial Measurement within said twenty
(20) day period, the determination of Landlord's Initial Measurement shall be deemed conclusive. If the parties are unable to resolve any discrepancy between Landlord's Initial Measurement and the determination by Tenant's architect, such matter shall be submitted to arbitration as provided in Article 38 (provided that it shall be a requirement that all arbitrators shall be licensed architects). In the event the Rentable Area of the Premises as determined by Landlord's Initial Measurement is less than ninety-seven and one-half percent (97 1/2%) of the Rentable Area of the Premises as defined herein, Tenant shall have the option, to be exercised by notice to Landlord within twenty (20) days of Landlord's Initial Measurement of the Rentable Area of the Premises, to require that Landlord shall provide Tenant with additional space on a floor contiguous to the Premises in order to provide Tenant with the Rentable Area of the Premises as defined herein (i.e. 383,128 square feet). In the event Tenant fails to notify Landlord of Tenant's exercise of its option to take such additional space within said twenty (20) day period, Tenant shall be deemed to have irrevocably waived it option to take such additional space.

                  (b) Tenant and Landlord shall each have the right, within twenty (20) days after the enclosure of the floors constituting the Premises and the construction of the permanent walls enclosing the Core Areas (as defined in Section 2.4(c)) on each of such floors within the Premises, to confirm that the Usable Area of the Premises is substantially consistent with the Base Building Plans or the calculation of the adjusted space under subparagraph (a) above, if applicable. In the event that, as a result of such party's measurement of the as-built dimensions of the Premises as performed by a licensed architect, the Usable Area of the Premises as actually constructed is at variance with the Usable Area of the Premises as calculated from the Base Building Plans (or as calculated for the adjusted space under subparagraph (a) above, if applicable) by more than 1%, then (i) the Base Rent and the Construction Allowance shall be adjusted to reflect the actual Rentable Area (i.e., the Base Rent shall be adjusted at the rate of $31.50 per square foot for the first five (5) years of the Term, $33.65 per square foot for the next five (5) years of the Term, and $35.90 per square foot for the last five (5) years of the Term and the Construction Allowance shall be adjusted by $47.11 per square foot), and (ii) Tenant's Proportionate Share shall be adjusted to reflect Tenant's increase or decrease in the Rentable Area of the Premises, provided that in no event shall Tenant be responsible for any increase in Base Rent of more than an additional 9,578 square feet of Rentable Area nor shall the Construction Allowance be increased by more than $451,220 because of any increase in the size of the Rentable Area of the Premises beyond 9,578 square feet as a result of such remeasurement. In the event Tenant or Landlord fails to conduct a measurement of the Premises within twenty (20) days after the enclosure of the floors constituting the Premises and the construction of the permanent walls enclosing the Core Areas on each of such floors within the Premises, or the Usable Area of the Premises is not at variance by more than 1% of the Usable Area as depicted on the Base Building Plans, such party's right regarding measurement shall expire, and the Rentable Area of the Premises and Tenant's Proportionate Share shall not be subject to any revision. In the event Landlord or Tenant disputes the other party's measurement, such matter shall be submitted to arbitration as provided in Article 38 (provided that it shall be a requirement that all arbitrators shall be licensed architects), and Tenant shall pay Rent based upon the Rentable Area of the Premises as presently provided herein until such dispute is ultimately resolved, at which time a retroactive adjustment shall be made and the appropriate payment shall be made by one party hereto to the other.

                  (c) The Rentable Area of the Premises shall be equal to the product of the Usable Area of the entire floors constituting the Premises, multiplied by 1.30. No deduction shall be made for columns necessary to the Building. The Usable Area of the Premises shall be computed by measuring the total area of all of the floors comprising the Premises within the dominant portion of the exterior finished surface of the permanent outer building walls, excluding from the measurement of each floor the Core Areas within such floor. The Usable Area of the Building shall be equal to the sum of the Usable Area of all floors within the Building (exclusive of any parking area within the Building). For the purpose of this Section 2.4, "Core Areas" shall mean those major vertical penetrations (i.e., elevator shafts, stairs, pipe shafts and vertical ducts), mechanical rooms, telephone closets, electrical rooms, restrooms, janitorial closets, and freight elevator lobbies as shown on the Base Building Schematic Plans (as defined in the Work Agreement), located on a floor within the Premises, together with the permanent walls enclosing same, as constructed by Landlord as part of the Base Building Work.

        (d) Within thirty (30) days after the date on which all floors of the Building have been enclosed, Landlord's architect shall confirm the calculation of Tenant's Proportionate Share. If Tenant disputes Landlord's determination of Tenant's Proportionate Share, within twenty (20) days after its receipt of such determination, Tenant shall notify Landlord of such dispute and shall provide Landlord at the time of such notice with Tenant's architect's determination consistent with the provisions of Section 2.4(c). If Tenant fails to notify Landlord of any dispute in Landlord's determination of Tenant's Proportionate Share within said twenty (20) day period, Landlord's determination of Tenant's Proportionate Share shall be deemed conclusive. If the parties are unable to resolve any discrepancy between Landlord's determination of Tenant's Proportionate Share and the determination by Tenant's architect, such matter shall be submitted to arbitration as provided in Article 38 (provided that it shall be a requirement that all arbitrators shall be licensed architects).

         2.5. The Tenant Improvements in and to the Premises shall be installed by Tenant in accordance with the Work Agreement. Tenant shall be solely responsible for the cost of Tenant Improvements, subject to the payment by Landlord of the Construction Allowance in an amount of Eighteen Million Fifty Thousand Five Hundred Fifty Five and /100 Dollars ($18,050,555.00) in accordance with the terms and conditions of the Work Agreement, which amount is subject to adjustment as provided in Section 2.4. Tenant covenants that all Tenant Improvements shall be performed by Tenant in compliance with the provisions of Sections 15.3, 15.4 and 15.6 of the Underlying Lease Agreement dealing with Port Authority construction procedures. In the event any portion of the Construction Allowance is not utilized by Tenant (and accordingly is not paid by Landlord), the balance shall be credited against the Base Rent under this Lease. In the event that after Landlord fails to pay when due any portion of the Construction Allowance required to be paid by Landlord pursuant to the Work Agreement, Tenant shall have the right, upon no less than thirty (30) days notice to Landlord, to set-off any such delinquent amount against the next due payments of Base Rent under this Lease.

                                    ARTICLE 3

                                       USE

         3.1. Subject to the provisions of Section 3.2, the Premises shall be used by Tenant and by any permitted assignee or subtenant only for offices and any uses incidental thereto and consistent with a first class office building (including, without limitation, dining facilities and computer rooms) ("Permitted Use").

         3.2. Tenant shall not use, or suffer or permit the use of, the Premises or any part thereof or the Building or any component thereof or the Property or any portion thereof in any manner or for any purpose or do, bring or keep anything, or suffer or permit anything to be done, brought or kept, therein or thereon (i) which would violate any covenant, agreement, term, provision or condition of this Lease or is unlawful or in contravention of the Permit to Occupy or Use (as defined in the Underlying Lease Agreement) to be issued by the Port Authority for the Building or any certificate of occupancy or other permits or approvals issued by either the Port Authority or the City for the Building, the Property or the Premises, or is a contravention of any legal requirement to which the Building or the Property is subject, or (ii) which would overload or could cause an overload of the electrical or mechanical systems of the Building or which would exceed the floor load per square foot which any floor in the Premises was designed to carry and which is allowed by law, or (iii) which in the reasonable judgment of Landlord materially adversely affect the proper and economic heating or air conditioning of the Building, or (iv) which constitutes a nuisance, or (v) which due to the particular manner of Tenant's use (as distinguished from general office use) constitutes an unreasonable disturbance or menace to the other tenants of the Building, or (vi) which due to the particular manner of Tenant's use (as distinguished from general office use) invalidates or conflicts with, the fire or public liability insurance on the Building or personal property of Landlord used in connection with the operation of the Building, or (vii) which, in the reasonable judgment of Landlord, would in any way impair the Design Criteria, the structural integrity or the appearance of the Building, or result in a violation of any provision of the Underlying Lease Agreement.

         3.3. Tenant shall be entitled to access to the Premises on a twenty-four hour, seven days a week basis, which access shall be subject to Building security and the rules and regulations.

                                    ARTICLE 4

                 COMPLIANCE WITH LAWS AND INSURANCE REQUIREMENTS

         4.1. Tenant, at its sole expense, shall comply with all Laws, and all rules, orders, laws, regulations and requirements the Board of Fire Underwriters or any other similar body exercising functions similar to those of any of the foregoing which shall impose any violation, order of duty upon Landlord or Tenant with respect to the Premises as a result of the particular manner of use or occupancy thereof by Tenant (as distinguished from general office use) or the use thereof for any purpose not authorized by the provisions of Article 3 or the conduct by Tenant of its business in the Premises in a manner different from the ordinary or proper conduct of such business. Any increase in fire insurance premiums on the Building or its contents caused by the use or occupancy of the Premises by Tenant (due the particular nature of Tenant's use of the Premises as distinguished from general office use) shall be Additional Rent and paid by Tenant to Landlord within ten (10) days of demand therefor made by Landlord to Tenant.

         4.2. Landlord covenants that as of the Construction Completion Date the Base Building Work will comply with all Laws, including, without limitation, the requirements of the Americans With Disabilities Act of 1991, 42 U.S.C. Section 12101 et seq. and all regulations promulgated under or pursuant thereto (collectively, the "ADA").

         4.3. Tenant covenants that as of the date it occupies the Premises, the Tenant Improvements will comply with all Laws including, without limitation, the requirements of the ADA.

         4.4      (i)      To satisfy compliance with ERISA, Tenant represents
                           and warrants to Landlord that:
                           (a)Tenant is not an  "employee  benefit  plan"
                           (as that term is  defined in section 3(3) of ERISA);

                           (b) The assets of Tenant do not constitute "plan assets" of one or more employee benefit plans within the meaning of 29 C.F.R. 2510.3-101;

                           (c)Tenant is not The Prudential Insurance Company of America, a separate account of Prudential, or an "affiliate" of Prudential as defined in Section IV(b) of PTE 90-1;

                           (d) The terms of this Lease have been negotiated and determined at arm's length, as such terms would be negotiated and determined between unrelated parties; and

                        (e) Tenant is not a "party in interest" (as that term is defined in Section 3(14) of ERISA) with respect to any of the employee benefit plans listed on Exhibit "N" attached hereto and incorporated herein by this reference.

                  (ii) Tenant hereby agrees to execute such documents or provide such information as Landlord may reasonably require in connection with this Lease or to otherwise assure Landlord that: (i) the Lease is not a prohibited transaction under ERISA, (ii) that the Lease is otherwise in full compliance with ERISA and (iii) that Landlord is not in violation of ERISA by compliance with this Lease and by closing this Lease. Landlord shall be obligated to consummate the Lease unless and until the Lease complies with ERISA and Landlord is satisfied that the Lease complies in all respects with ERISA. The obligations of Tenant under this section shall survive throughout the full term of the Lease.


                                    ARTICLE 5

                          LANDLORD'S OPERATING EXPENSES

         5.1. In addition to the Base Rent and Additional Rent on account of Tenant Electric, Tenant shall pay to Landlord as Additional Rent hereunder commencing with the first day of the Initial Escalation Period, Tenant's Proportionate Share of the increase of all Operating Expenses over the Base Year Operating Expenses during the Term in accordance with the following provisions:

                  (i) Prior to the expiration of the Base Year, for the Initial Escalation Period and prior to January 1st for each calendar year thereafter, Landlord shall provide Tenant with a good faith estimate ("Landlord's Estimated Excess Operating Expenses") of the amount, if any, by which Operating Expenses during the Initial Escalation Period or subsequent calendar years, as the case may be, will exceed Operating Expenses for the Base Year ("Excess Operating Expenses"). Landlord shall provide Tenant with documentation detailing with reasonable specificity Landlord's Estimated Excess Operating Expenses. Tenant shall pay Tenant's Proportionate Share of Landlord's Estimated Excess Operating Expenses for the Initial Escalation Period and applicable calendar year in equal monthly installments on the first day of each month of such year after the Base Year together with Base Rent, in advance, without notice or demand, subject to apportionment if applicable pursuant to Section 1.2(ii). If, during the course of any calendar year, Landlord shall in good faith have reason to believe that the estimated Excess Operating Expenses shall be higher than originally estimated for such year then Landlord shall have the right, but not the obligation, to adjust the escalation by a lump sum invoice for the months of such calendar year which precede the revised projections, and to advise Tenant of an adjustment in future monthly escalation amounts. Such adjusted projection shall not be made more frequently than semi-annually. For the purposes of calculating Landlord's Estimated Operating Expenses and the Excess Operating Expenses for the Initial Escalation Period, in the event that the Initial Escalation Period is less than one (1) calendar year, the Landlord's Estimated Excess Operating Expenses and the Excess Operating Expenses shall be calculated for the entire calendar year in which the Initial Escalation Period occurs and said amount shall be multiplied by a fraction, the numerator of which is the number of days in the Initial Escalation Period and the denominator of which is three hundred sixty-five (365) days.

                  (ii) Within (4) months after the expiration of the Base Year (subject to Excusable Delays), Landlord shall furnish to Tenant a statement in reasonable detail of Landlord's actual Operating Expenses for the Base Year prepared by one of the Big Five certified public accounting firms of Landlord's selection or such other independent certified accounting firm selected by Landlord and reasonably approved by Tenant, which will establish the actual Base Year Operating Expenses. For the purposes of this Section 5.1 the term "Big Five" shall mean the accounting firms of Arthur Anderson, Deloitte & Touche, Ernst & Young, KPMG, PricewaterhouseCoopers, or any successor to any such firms. By May 1 of each calendar year of the Term after the Base Year (subject to Excusable Delays) (or after the expiration of the Term in the case of the last calendar year or portion thereof of the Term), Landlord shall furnish to Tenant a statement of Landlord's actual Operating Expenses for the previous calendar year or the Initial Escalation Period, as the case may be (the "Operating Expense Statement") prepared by one of the Big Five certified accounting firms of Landlord's selection or such other accounting firm selected by Landlord and reasonably approved by Tenant. If, for the Initial Escalation Period or any calendar year Tenant's Proportionate Share of Landlord's Estimated Excess Operating Expenses, collected for the prior year is in excess of the Tenant's Proportionate Share of Actual Excess Operating Expenses for such prior year or period, then Landlord shall credit Tenant with any overpayment made hereunder against the sums next due Landlord from Tenant. In the event the remaining installments of Base Rent and Additional Rent are less than the amount of any overpayment, then the difference shall be refunded to Tenant within thirty (30) days after the determination of such overpayment. Tenant shall pay to Landlord, within thirty (30) days of invoicing, any underpayment with respect to the prior year. The obligations of Landlord and Tenant pursuant to this Section 5.1(ii) with respect to underpayments and overpayments shall survive the termination of this Lease. If Landlord fails to provide the statement of Landlord's Estimated Excess Operating Expenses, the Statement of Base Year Operating Expenses or the Operating Expense Statement by the dates provided herein, Landlord shall not thereby waive its right to thereafter provide such statements, unless such statement is delivered after three (3) years from December 31 of the calendar year in question.

                  (iii) "Operating Expenses" shall mean (to the extent not excluded under subsection (iv) below) all costs and expenses of Landlord in the Base Year, the Initial Escalation Period and in each calendar year for the provision of the services set forth in Article 13 hereof (including without limitation, water, sewer, and Building Electric), and of such other services provided by Landlord for the benefit of all tenants of the Building (including Tenant), and of owning (including, without limitation, Taxes, and any cost or expense, including attorney's fees, incurred by Landlord in seeking to obtain a reduction or refund of Taxes) operating, maintaining (including, without limitation O & M Costs), repairing, managing (including, without limitation, management fees, which in no event shall exceed three percent (3%) of Gross
Annual Rentals per year) and insuring the Property (including, without limitation, the insurance set forth in Section 26.4) and the amounts provided in
Section 5.2.

                  (iv) Operating  Expenses shall not include the following:  (a)
depreciation of the Building; (b) tenant improvement work; (c) lease commissions; (d) principal or interest payments on mortgages and any other debts of Landlord; (e) omitted or additional real estate taxes assessed during the Term but relating to a period prior to the Commencement Date or after the Termination Date; (f) expenses which are reimbursed by insurance; (g) the amount of any refundable deposits; (h) Federal, State or local income, revenue or excise taxes imposed on Landlord or any inheritance, estate, succession, transfer, gift, capital stock, franchise, or excess profit taxes (unless imposed in lieu of Taxes); (i) the cost of any work or service performed for any tenant at such tenant's cost and expense or any work or service provided to such tenant in excess of the work or services provided generally to all tenants in the Building; (j) legal expenses incurred in the preparation of the leases or enforcing the terms of any lease; (k) management fees in excess of three percent (3%) of Gross Annual Rentals; (l) Annual Base Rent, Percentage Rental and Additional Basic Rent under the Underlying Lease Agreement; (m) the cost of capital improvements except to the extent provided in Section 5.2; (n) advertising, promotional and marketing expenses, or the cost of maintaining a leasing or marketing office for the Building; (o) Landlord's overhead not related to management of the Building (p) Tenant Electric; (q) any amount paid or incurred to any affiliate of Landlord or any of its agents for the performance of any services that would be includable in Operating Expenses (including, without limitation, the cost of any maintenance or repairs performed by an affiliate of Landlord or any of its agents) to the extent that such cost is in excess of the amount which would have been paid or incurred for such services, maintenance or repairs on an open market basis in the absence of such affiliation;(r) costs or expenses for any sculpture, paintings, or other works of fine art (other than standard decoration for comparable buildings), including, costs incurred with respect to the purchase, ownership, insurance, leasing, repair, and/or maintenance of such works of fine art; (s) salaries and benefits for officers and executives of Landlord above the grade of building manager, (t) repairs to the extent covered by warranties; or (u) any category of Operating Expense that has not been included in the Operating Expenses for the Base Year and that is not expressly defined herein and which category of Operating Expense is not of nature that is customary and usual as an Operating Expense for similar commercial properties. In the event that (i) the responsibilities of any employee of Landlord include other buildings in addition to the Building or (ii) Landlord is contractually obligated to compensate an employee for the performance of duties for more than one building but such employee's scope of employment has been expressly limited to only the Building, then the wages paid to such employee(s) shall be appropriately prorated.

                  (v) If, with respect to Operating Expenses, the Building is not one hundred percent (100%) occupied during the establishment of the Base Year, then the Operating Expenses actually incurred shall be adjusted during any such period within the Base Year so as to reflect one hundred percent (100%) occupancy. Similarly, if, during any calendar year thereafter or proportionate part thereof subsequent to the Base Year the Building is less than one hundred percent (100%) occupied, then the actual costs incurred as Operating Expenses shall be increased during any such period to reflect one hundred percent (100%) occupancy so that at all times after the Base Year, the Operating Expenses shall be actual costs, but in the event less than one hundred percent (100%) of the Building is occupied during all or part of the calendar involved, the Operating Expenses shall not be less than that which would have been incurred had one hundred percent (100%) of the Building been occupied. The aforesaid adjustment shall only be made with respect to those items that are in fact affected by variations in occupancy levels.

                  (vi)  In  no  event  shall  Tenant  be  responsible   for  any
escalations in Operating Expenses for the first twelve months of the Term hereof.

                  (vii) Landlord agrees that in the event Landlord elects after the Base Year of the Lease to change the methodology Landlord uses in calculating Operating Expenses, Landlord shall recalculate the Base Year utilizing such methodology for the purpose of applying a consistent methodology in determining the actual increases in Operating Expenses for the year in question over the Base Year and provided that no such change in methodology shall materially increase Tenant's liability hereunder.

         5.2. Any cost incurred by Landlord (otherwise includable in Operating Expenses) which, in accordance with generally accepted accounting principles, is capitalized rather than expensed for (i) any repair or replacement made to the Property, other than Structural Repairs, or (ii) any improvement made to the Property (including a Structural Repair) which results in a reduction of other Operating Expenses, to the extent of the lesser of said reduction or the amortization of such expense as hereinafter provided, or (iii) any change, improvements or alteration required to comply with applicable provisions of laws, rules, regulations or orders of any Governmental Authorities which were not applicable to the Property as of the Commencement Date shall be included in Operating Expenses, but for such purposes any of the aforesaid costs as specified in this Section 5.2 shall be amortized on a straight line basis over the anticipated useful life (as reasonably estimated by Landlord) of such repair, replacement or improvement and such annual amortization (together with interest at the prime or base rate from time to time of Citibank, N.A. per annum on the unamortized balance) shall be included annually in Operating Expenses during each calendar year (or portion thereof) of such useful life within the Term.

         5.3. Tenant or its representative shall have the right, at Tenant's expense, upon reasonable notice and at reasonable times during Business Hours, within thirty-six (36) months after receipt of the Operating Expense Statement, to examine the books and records of Landlord and its managing agent (and of any affiliates of Landlord that shall have supplied any goods or services to the Building which have been included by Landlord in Operating Expenses) that relate to Operating Expenses of the Property, so that Tenant can determine that Operating Expenses have, in fact, been paid or incurred and Landlord is in compliance with the provisions of this Article 5 and to confirm that all adjustments made pursuant to Section 5.1(v) to Operating Expenses actually incurred in order to reflect one hundred percent (100%) occupancy are calculated in accordance with the provisions of Section 5.1(v). Unless Tenant shall give Landlord a notice objecting to an Operating Expense Statement and specifying the respects in which such statement is claimed to be incorrect within thirty-six
(36) months after its receipt of such Operating Expense Statement, the Operating Expense Statement shall be considered to be final and accepted by Tenant. If Tenant disputes any Operating Expense Statement, Tenant shall pay all Additional Rent set forth therein as a condition precedent to its right to contest the same. In the event that it is established that the Operating Expenses set forth on the Operating Expense Statement exceeds by at least five percent (5%) the actual Operating Expenses ultimately determined as a result of Tenant's audit, Landlord shall pay to Tenant interest on such overpayment at a rate equal to the per annum prime rate or base rate announced from time to time by Citibank. N.A. for the period of such overpayment through the date of such reimbursement to Tenant and reimburse to Tenant the actual and reasonable amount paid by Tenant to a certified public accounting firm to perform such audit (excluding any costs of such audit performed on a contingency basis).

                                    ARTICLE 6

                              RULES AND REGULATIONS

         6.1. Tenant and Tenant's Visitors shall comply with the Rules and Regulations with respect to the Property which are set forth in Exhibit "C" annexed to this Lease and are expressly made a part hereof. Landlord shall have the right to make reasonable amendments thereto from time to time for the safety, care and cleanliness of the Property, the preservation of good order therein and the general convenience of all the tenants and Tenant shall comply with such amended Rules and Regulations, after twenty (20) days' written notice thereof from Landlord. Any changes in the Rules and Regulations shall be applicable to all tenants. The Rules and Regulations will not materially interfere with the use and enjoyment of the Premises by Tenant. In the event there is a conflict between the provisions of this Lease and the Rules and Regulations, the provisions of this Lease shall govern. Landlord shall not be liable for the non-performance by any other tenant or occupant of the Building of any of said Rules and Regulations; however, Landlord shall use reasonable efforts to apply all Rules and Regulations uniformly to all tenants.

                                    ARTICLE 7

                            LANDLORD'S RIGHT OF ENTRY

         7.1. Landlord and Landlord's agents and representatives shall have the right to enter the Premises during business hours (except in the case of an emergency) and upon reasonable notice (which shall be deemed to be no less than two (2) business days prior notice except for emergencies) for the following purposes: (i) examining the Premises; (ii) making such repairs or alterations therein as may be necessary in Landlord's reasonable judgment for the safety and preservation of the Building or the Premises provided that commercially reasonable alternatives outside the Premises for any alterations are not available to Landlord; (iii) erecting, maintaining, repairing or replacing wires, ducts, cables, conduits, vents or plumbing equipment running in, to or through the Premises as may be required in Landlord's reasonable opinion (including as may be required in connection with the construction or alteration of any other space in the Building) provided that commercially reasonable alternatives outside the Premises for any alterations are not available to Landlord; (iv) showing the Premises to prospective new tenants during the last fifteen (15) months of the Term; or (v) showing the Premises during the Term to any mortgagees or prospective purchasers of the Property or the Building; or
(vi) curing any default by Tenant in performing its obligations under this Lease beyond any applicable notice and grace period Tenant may have pursuant to this Lease or the Work Agreement. Landlord shall give Tenant three (3) business days' prior notice before commencing any non-emergency repair or alteration.

         7.2. Landlord may enter upon the Premises at any time in case of emergency without prior notice to Tenant.

         7.3. Landlord, in exercising any of its rights under this Article 7, shall not be deemed guilty of an eviction, partial eviction, constructive eviction or disturbance of Tenant's use or possession of the Premises and shall not be liable to Tenant for same.

         7.4. In connection with any entry by Landlord pursuant to this Article 7, Landlord at Landlord's expense (and included as part of Operating Expenses to the extent permitted under Article 5) shall use all reasonable efforts to minimize the disruption of Tenant's use of the Premises and all work performed by or on behalf of Landlord in or on the Premises including the arrangement of any separately secured areas within the Premises reasonably required by Tenant pursuant to this Article 7 shall be performed with as little inconvenience to Tenant's business as is reasonably possible. With respect to entering and performing work in the Premises, Landlord shall, to the extent reasonably possible (except in an emergency), provide Tenant with the right to have a representative of Tenant accompany Landlord in the Premises.

         7.5. Tenant shall not change any locks or install any additional locks on doors entering into the Premises without first providing Landlord with a copy of any such lock key. If in an emergency Landlord is unable to gain entry to the Premises by unlocking entry doors thereto, Landlord may force or otherwise enter the Premises without liability to Tenant for any damage resulting directly or indirectly therefrom. Tenant shall be responsible for all damages created or caused by its failure to give to Landlord a copy of any key to any lock installed by Tenant controlling entry to the Premises.

                                    ARTICLE 8

                       MAINTENANCE BY TENANT AND LANDLORD

         8.1. Tenant shall take good care of the Premises throughout the Term, maintain and preserve same in as good a condition as delivered to Tenant on the Commencement Date, except for normal wear and tear and damage by fire or other casualty not caused by Tenant, and be responsible for all necessary repairs and replacements thereto, other than those which it is Landlord's obligation to make under Section 8.2. Tenant shall be responsible for all damage of any kind or character to the Property caused by the negligence or willful misconduct of Tenant or Tenant's Visitors or Alterations performed by Tenant. Tenant shall make all repairs within the Premises other than structural repairs and repairs to Building systems for which Tenant is responsible pursuant to this Section 8.1 at Tenant's sole expense. Landlord shall make, at Tenant's expense, all repairs to any structural components of the Building and Building systems that are located within the Premises and in all areas outside the Premises for which Tenant is responsible under Section 8.1, and Tenant shall pay the costs incurred therefor to Landlord immediately upon demand as Additional Rent.

         8.2 Landlord shall maintain and operate the Building in a manner consistent with a first-class office building (that may include first floor retail), the cost of which shall be included in Operating Expenses only as and to the extent provided in Article 5 of this Lease. Landlord shall be responsible at its own expense for (i) all Structural Repairs and (ii) the cost of any repairs to the Building to the extent required as a result of the negligence of Landlord or Landlord's employees; provided, however, that Tenant shall pay as Additional Rent, the cost of all such repairs resulting from damage caused by the negligence, or willful misconduct of Tenant or Tenant's Visitors, or Alterations performed by Tenant to the extent such costs are not reimbursed to Landlord by the proceeds of insurance maintained by Landlord pursuant to the requirements of this Lease. Landlord shall maintain the Building in a first-class condition and consistent with the Design Criteria (including, without limitation, performing any repairs occasioned by the negligence or acts of any entity or person, including Landlord, other than Tenant or Tenant's Visitors), which shall include repairing and replacing all plumbing, heating, air conditioning, electrical and mechanical fixtures (exclusive of electrical and mechanical fixtures installed by Tenant) when required to maintain the Building in first-class condition, and maintaining and making repairs to the Common Areas, the non-structural elements of the roof of the Building and the exterior of the Building, the cost of which shall be included in Operating Expenses only as to the extent provided in Article 5 of this Lease; provided, however, that Tenant shall pay as Additional Rent the cost of all such repairs or replacements arising from the negligence or willful misconduct of Tenant or Tenant's Visitors or Alterations performed by Tenant to the extent such costs are not reimbursed to Landlord by the proceeds of insurance maintained by Landlord pursuant to the requirements of this Lease.

                                    ARTICLE 9
                        ALTERATIONS BY TENANT OR LANDLORD

         9.1. (i) Tenant agrees not to make or allow to be made any alterations, improvements, additions or physical changes in or about the Premises ("Alterations") without first obtaining the written consent of Landlord in each instance, which consent (A) may be withheld by Landlord in its sole discretion if the proposed Alterations (i) will adversely affect the structural integrity of the Building, or (ii) are not designed in conformance with the Building Design Criteria, and (B) in all other cases, shall not be unreasonably withheld, conditioned or delayed. Notwithstanding the foregoing, Landlord's consent shall not be required for any decorative Alterations such as carpeting and painting, or any other Alterations which in each instance, (i) is not within the Alterations described under clause (A) of the preceding sentence, and (ii) the cost of performing which does not exceed $250,000.00 (which amount shall be increased at the rate of 4% per annum) (collectively, "Permitted Alterations"). Landlord shall grant or deny its consent to any proposed Alteration within ten
(10) business days of receipt of Tenant's written request accompanied by plans and specifications describing the proposed Alteration. Any denial of Landlord's consent shall set forth the specific reasons for Landlord's objection thereto. If Landlord does not grant or deny its consent within such ten (10) business day period, it shall be deemed to have granted consent. In the event Tenant submits to Landlord any revisions to plans and specifications to any Alterations previously submitted to Landlord, Landlord shall approve or disapprove such revisions within five (5) business days of receipt of Tenant's proposed revision. Landlord shall be responsible for the cost of Landlord's own review of any proposed Alterations. If Landlord does not approve or disapprove such revisions within such five (5) business day period, it shall be deemed to have approved such revisions. Any and all Alterations to the Premises (exclusive of Personalty, as hereinafter defined, and exclusive of any Alterations which may be removed without material damage to the Building or Building Systems) shall be deemed part of the Premises and to be real property upon completion thereof and shall remain as the property of Landlord upon termination of this Lease. Any trade fixtures, movable equipment or furniture owned or leased by Tenant and other personal property owned or leased by Tenant (collectively, "Personalty") shall be and remain the property of Tenant throughout the Term of this Lease and may be removed by Tenant at any time during the Term. Landlord may, nonetheless, require Tenant to remove any and all Alterations and all fixtures, equipment and other improvements installed in the Premises which are items not ordinarily found in office premises of a similar size as the Premises (including items such as bank vaults, but expressly excluding partitions, finishes, stairwells, slab reinforcements, kitchen (and related exhaust), wiring, supplemental HVAC and conduit communications systems and rooftop telecommunication equipment), provided that Landlord advises Tenant of the requirement to remove the same at the time Landlord consents to such Alterations. Notwithstanding the foregoing, Tenant shall have no obligation to remove any of the Tenant Improvements. In the event the Landlord so elects, and Tenant fails to remove such property, Landlord may remove the same at Tenant's cost, and Tenant shall pay Landlord on demand all reasonable out-of-pocket costs incurred in connection therewith. Tenant shall be responsible for the cost of repairing all damage to the Premises resulting from the removal of such property. Tenant's obligations pursuant to this Section 9.1 shall survive the expiration or termination of this Lease for the later of (i) a period of nine (9) months from such expiration or termination or (ii) the satisfaction of any obligations of Tenant under this Section 9.1 for which Landlord has notified Tenant prior to the expiration of such nine month period.

                  (ii) Tenant may perform Alterations with any architect, general contractor, construction manager and subcontractors/trade contractors Tenant selects that is approved by Landlord, such approval not to be unreasonably withheld, conditioned or delayed. Landlord shall be deemed to have approved any architect, general contractor, construction manager and/or subcontractors/trade contractors for whom approval is sought, if Landlord, within 10 days after request by Tenant for such approval, fails to approve or disapprove the applicable person or entity in writing, setting forth (in the case of disapproval) an explanation for such disapproval. Tenant agrees that (i) the contractors and subcontractors performing any Tenant Improvement Work shall utilize union labor, and (ii) any contractors and subcontractors performing any future Alterations shall utilize union labor to the extent that Landlord is generally utilizing union labor in the Building or is requiring the utilization of union labor by other tenants in the Building.

         9.2. Tenant shall submit to Landlord at the time of its request for Landlord's consent to any proposed Alteration, plans and specifications (including layout, architectural, mechanical and structural drawings) for such proposed Alteration (except in the case of a Permitted Alteration for which Tenant shall submit to Landlord a sketch and description of the proposed Alteration prior to performing the Alteration). All permits, approvals and certificates required by all Governmental Authorities in connection with Tenant's Alterations shall be timely obtained by Tenant at Tenant's expense and submitted to Landlord. Tenant covenants that all Alterations shall be performed by Tenant in compliance with the provisions of Sections 15.3, 15.4 and 15.6 of the Underlying Lease Agreement. Landlord shall, upon Tenant's reasonable request, join in any application for any required permit, approval or certificate and shall otherwise cooperate with Tenant in all reasonable respects in connection with Tenant's prosecution of Alterations. All reasonable out-of-pocket costs and expenses incurred by Landlord in such joinder in applications and cooperation in such prosecution shall be paid by Tenant. Notwithstanding Landlord's approval of plans and specifications for any Alteration, all Alterations shall be designed by Tenant and shall be made to be in full compliance with all applicable laws, orders and regulations of Governmental Authorities and all building codes, rules or regulations and the Rules and Regulations of this Lease; all materials and equipment to be incorporated into the Premises as a result of all Alterations shall be consistent with a first class office building; and no such materials or equipment shall, following installation, be subject to any lien, encumbrance, chattel mortgage or title retention or security agreement. To the extent Tenant elects to bid out any Alterations to be performed by Tenant, Tenant shall provide Landlord with notice of Tenant's intention to solicit bids for the performance of such Alterations no less than ten (10) days prior to Tenant commencing the solicitation of bids therefor. In no event shall Tenant be obligated to include Landlord on any bid list nor shall Tenant be obligated to award the bid to Landlord. Upon completion of any Alterations, Tenant shall provide Landlord with as-built plans (or, in the case of Permitted Alterations requiring a construction permit, annotated working drawings) depicting said Alterations or in the case of Alterations not requiring a building permit, a drawing indicating the work as performed. In the case of Permitted Alterations not requiring a building permit or construction permit from the Port Authority or other Governmental Authority, Tenant shall provide Landlord with a narrative description indicating in reasonable detail the work that was performed. Landlord shall not be entitled to impose upon Tenant any charges or fees of any kind (including, without limitation, charges or fees for profit, overhead or supervision) in connection with any Alterations or with the Tenant's Work.

         9.3. Landlord reserves the right to make changes, alterations, improvements, repairs or replacements in or to the Building (outside of the Premises) and the fixtures and equipment thereof, as well as in or to the street entrances, halls located outside the Premises, lobbies located outside the Premises, passages located outside the Premises, elevators, stairways located outside the Premises and other parts of the Building (outside of the Premises), and to erect, maintain and use pipes, ducts and conduits in and through the Premises (provided that the same shall be completely concealed behind walls or above the hung ceiling of the Premises); provided, however, that there shall be no obstruction or material alteration (other than any temporary and de minimis obstruction) of the means of access to the Premises or interference (other than any temporary and de minimis interference) with Tenant's use of the Premises; and further provided that any Material Change to any street entrances, the first floor lobby and elevator area, and exterior elements of the Building (the "Public Areas") shall be subject to Tenant's prior approval, which approval shall not be unreasonably withheld, conditioned or delayed. For the purposes of this Section 9.3, "Material Change" shall be deemed to be any alteration of the Public Areas involving the reconfiguration of existing walls, installation of any new permanent partitions within the Public Areas or any relocation or closure of any existing entrances (provided that the definition of Material Changes shall expressly exclude any decorative or cosmetic changes to such Public Areas). Nothing contained in this Section shall be deemed to relieve Tenant of any duty, obligation or liability of Tenant under this Lease with respect to making any repair, replacement or improvement or complying with any law, order or requirement of Governmental Authority. All work performed by Landlord pursuant to this Section 9.3 shall be consistent with a first class office building.

                                   ARTICLE 10

                            ASSIGNMENT AND SUBLETTING

         10.1. (i) Except as provided in Sections 10.1(ii) and 10.6 below, Tenant expressly covenants that it will not by operation of law or otherwise assign, encumber or mortgage this Lease, nor sublet or suffer or permit the Premises or any part thereof to be used by others, without the prior written consent of Landlord in each instance. Landlord's consent to any proposed assignment or subletting shall not be unreasonably withheld, conditioned or delayed. Any attempt by Tenant without Landlord's prior written consent to assign, encumber or mortgage this Lease or to sublet the Premises or a portion thereof (other than as permitted pursuant to Sections 10.1(ii) and 10.6 below) shall be null and void. Tenant shall not assign this Lease or sublet all or any portion of the Premises to any party with diplomatic immunity or otherwise not amenable to service of process in New Jersey. Prior to advising the leasing market of its desire to sublease any portion of the Premises or assign the lease, Tenant shall notify Landlord of such desire.

                  (ii) Notwithstanding anything to the contrary contained herein (except for and subject to the provisions of Section 10.2(a) which relate to the ERISA limitation on an assignment), Tenant may from time to time, without Landlord's consent (but otherwise in compliance with the other provisions of this Article to the extent applicable), (1) assign this Lease to any Successor (as defined below) or Business Group (as defined below), (2) assign this Lease to or sublet all or any portion of the Premises to, or allow the Premises to be used by, any Affiliate (as hereinafter defined below) and (3) sublet all or any portion of the Premises to, or allow the Premises to be used by, any Business Group (as defined below). For the purposes of this Lease, the following terms shall have the following meanings:

                 "Affiliate" means any person or entity which controls, is controlled by or is under common control with Tenant. For purposes of the preceding sentence, "control" means either (i) ownership or voting control, directly or indirectly, of 50% or more of the voting stock, partnership interests or other beneficial ownership interests of the entity in question or (ii) the legal right to control the actions of an entity (e.g., general partner of a limited partnership, a managing member of a limited liability company, or the contractual right to control the actions of an entity).

                 "Successor" means any one of the following: (i) an entity resulting from a merger, consolidation, reorganization or recapitalization of or with Tenant or (ii) a purchaser (or other transferee) of all or substantially all of Tenant's assets and all or substantially all of such Tenant's liabilities (including the liabilities of Tenant hereunder).

                 "Business Group" means (i) any entity which acquires all or substantially all of the business of any division of, or other operational group within, Tenant, which division or other operational group (a) with respect to an assignment, is the primary occupant of the Premises or (b) with respect to a sublease shall be the primary occupant of the portion of the Premises so subleased, prior to such acquisition (including an entity created pursuant to a spin-off of such division or other group, or an entity acquiring such business pursuant to an out-sourcing program) or (ii) any entity which has an active and ongoing business relationship with Tenant and in which entity Tenant is the holder of no less than 15% of such entity's equity interest.

                  (iii) If Tenant's interest in this Lease is assigned or if the Premises or any part thereof are sublet to, or occupied by, or used by, anyone other than Tenant, whether or not in violation of this Article 10, Landlord may, after default by Tenant, accept from any assignee, sublessee or anyone who claims a right to the interest of Tenant under this Lease, or who occupies any part(s) or the whole of the Premises, the payment of Base Rent and Additional Rent or any portion thereof and/or the performance of any of the other obligations of Tenant under this Lease, but such acceptance shall not be deemed to be a waiver by Landlord of the breach by Tenant of the provisions of this
Article 10, nor a recognition by Landlord that any such assignee, sublessee, claimant or occupant has succeeded to the rights of Tenant hereunder, nor a release by Landlord of Tenant from further performance by Tenant of the covenants on Tenant's part to be performed under this Lease; provided, however, that the net amount of Base Rent and Additional Rent collected from any such assignee, sublessee, claimant or occupant shall be applied by Landlord to the Base Rent and Additional Rent to be paid hereunder.

                  (iv) Tenant agrees to pay to Landlord all reasonable out-of-pocket fees, costs and expenses, including, but not limited to, reasonable attorney's fees and disbursements, incurred by Landlord in connection with any proposed assignment of this Lease or any proposed sublease of the Premises.

         10.2. If Tenant requests Landlord's consent to an assignment of this Lease or a subletting of all or any part of the Premises, Tenant shall submit to
Landlord: (1) the name of the proposed assignee or subtenant; (2) the terms of the proposed assignment or subletting; (3) the nature of the proposed assignee or subtenant's business and its proposed use of the Premises; (4) such information as to the solvency of such assignee or subtenant and general reputation of the proposed assignee or subtenant as Landlord may reasonably require; (5) the proposed boundaries of the portion of Premises being sublet if less than the entire Premises, and (6) at least thirty (30) days prior to engaging in any such assignment, a written certification, supported by such evidence as Landlord may request, that any such assignment, including any assignment described in section 10.1(ii), will not result in the Lease constituting a nonexempt, prohibited transaction under the ERISA. If Landlord gives Tenant written notice, at least five (5) days prior to the date for consummation of the proposed assignment, that Landlord believes such assignment would constitute a nonexempt, prohibited transaction, then Tenant covenants and agrees that it will not engage in such assignment unless and until it obtains, at its sole expense, an individual ERISA prohibited transaction exemption from the U.S. Department of Labor, in the form and substance satisfactory to Landlord in Landlord's sole discretion.".

         10.3. (i) Landlord shall grant or deny (together with a reasonably detailed statement identifying Landlord's grounds for such denial) Tenant's request for consent to a proposed subletting or assignment within twenty (20) days after Landlord's receipt of such request for consent together with the information required pursuant to Section 10.2 above. Any denial of Landlord's consent shall set forth the specific reasons for Landlord's objection thereto. If Landlord shall fail to either grant or deny Tenant's request for consent to a proposed subletting or assignment within such twenty (20) day period, Landlord shall be deemed to have granted such consent. Landlord agrees that its consent to a proposed assignment or subletting shall not be unreasonably withheld or conditioned provided that: (1) the use to be made of the Premises by the proposed assignee or subtenant is permitted under Article 3 and (2) Tenant has complied or will comply with all other requirements of this Article 10.

                  (ii) If Landlord shall consent to an assignment pursuant to the request from Tenant (or if Tenant shall enter into an assignment pursuant to the provisions of Section 10.1(ii) above), Tenant shall cause to be executed by its assignee an agreement to perform faithfully and to assume and be bound by all of the terms, covenants, conditions, provisions and agreements of this Lease arising from and after the date of such assignment. If Landlord shall consent to a sublease pursuant to the request from Tenant (or if Tenant shall enter into a sublease pursuant to the provisions of Section 10.1(ii) above), the sublease shall expressly provide that it is subject to all of the terms and conditions of this Lease, that the subtenant shall not violate any of such terms or conditions and at the option of Landlord, in the event of the termination of this Lease as a result of an Event of Default by Tenant hereunder, the subtenant will attorn to Landlord. An executed counterpart of each sublease or assignment and assumption of performance by the assignee, shall be delivered to Landlord prior to the commencement of occupancy set forth in such assignment or sublease. In the event of any assignment of this Lease, the provision pursuant to which the assignee agrees to perform faithfully and to assume and be bound by all of the terms, covenants, conditions, provisions and agreements of this Lease arising from and after the date of such assignment shall be in form reasonably acceptable to Landlord. No such assignment or sublease shall be binding on Landlord until Landlord has received such counterpart as required herein.

                  (iii) If Landlord shall give (or is deemed to have given) its consent to any assignment of this Lease or to any sublease (it being expressly understood that this subsection (iii) shall not apply to assignments and subleases which do not require Landlord's consent), Tenant shall in consideration therefor pay to Landlord as Additional Rent the following amounts less the actual expenses incurred by Tenant in connection with such assignment or subletting including, without limitation, reasonable legal fees, brokerage commissions to persons not affiliated with Tenant and costs of making alterations, any unamortized Tenant Improvements or alterations for which Tenant was not otherwise reimbursed by the Construction Allowance for the portion of the Premises sublet or assigned, and any leasing concessions (such as free rent or tenant improvement allowances) afforded to such subtenant or assignee (or the dollar value thereof), as the case may be:

                           (1)      in the case of an  assignment,  an amount
equal to fifty percent (50%) of all sums and other considerations paid to Tenant by the assignee for or by reason of such assignment; and

                           (2)      in  the  case  of a  sublease, fifty percent
(50%) percent of any rents, additional charge or other consideration payable under the sublease to Tenant by the subtenant which is in excess of the Base Rent and Additional Rent accruing during the term of the sublease in respect of the subleased space (at the rate per square foot payable by Tenant hereunder) pursuant to the terms hereof.

Notwithstanding the foregoing, Tenant shall be entitled to retain any consideration for any sublease or assignment occurring within the first ten (10) years of the Term that in the aggregate does not exceed 50,000 rentable square feet of space.

                  (iv)   Anything   in   this   Article   10  to  the   contrary
notwithstanding, if any consideration paid to Tenant for the assignment or subletting shall include an amount for the sale or rental of Tenant's fixtures, leasehold improvements, equipment, furniture, furnishings or other personal property, the excess, if any, of such amount over the basis (less accumulated depreciation) of such property as shown on Tenant's most recently filed Federal Income Tax return shall be included in calculating the consideration paid to or payable to Tenant by an assignee or subtenant as provided in subsections 10.3
(iii)(1) and 10.3(iii)(2) above. The sums payable to Landlord under Section 10.3(iii) shall be paid to Landlord as Additional Rent if, as and when paid by the assignee or subtenant to Tenant.

         10.4. In no event shall any assignment or subletting, release or relieve Tenant from its obligations fully to observe or perform all of the terms, covenants and conditions of this Lease on its part to be observed or performed and the fact that Landlord may consent to any assignment or subletting shall not be construed as constituting such a release of Tenant.

         10.5. Notwithstanding anything in this Article 10 or in any other tenant lease in the Building to the contrary, Tenant shall have the right to sublease space from any other tenant within the Building without the requirement of the Landlord's consent thereto.

         10.6. In the event that during the last three (3) years of the term hereof Tenant enters into any takeover agreement with a third party pursuant to which such third party assumes Tenant's obligations for any remaining term of the Lease, such takeover agreement shall not require the Landlord's consent, provided, however, that nothing contained herein shall release or relieve Tenant of its primary liability under this Lease. Tenant's ability to enter into a takeover agreement without Landlord's consent shall in no event be deemed a waiver of the requirement for Landlord's consent to any further subletting or assignment. Notwithstanding the foregoing, in the event Landlord does not construct the Phase II Building on or before the date that is seven (7) years after the date of this Lease, the period of time in which Tenant has the right to enter into a takeover agreement pursuant to this Section 10.6 shall be extended from three (3) years to five (5) years.

         10.7. If the Tenant shall be a corporation, limited liability company or partnership, and at any time there is a transfer of a majority of the voting stock of or interest in Tenant, resulting in the person(s) who shall have owned a majority of such corporation's shares of voting stock, the member's interest in such limited liability company or the general partners' interest in such partnership, as the case may be, immediately before such transfer, ceasing to own a majority of such shares of voting stock, member's interest or general partner's interest, as the case may be, except as the result of transfers by inheritance, such transfer shall be deemed to be an assignment of this Lease; except that the provisions of this Section 10.7 and the restriction on assignment shall not be applicable to any transfer of the stock of a corporation which is listed on a national securities exchange (as defined in the Securities Exchange Act of 1934, as amended) or whose stock is traded in the over-the-counter market with quotations reported by the National Association of Securities Dealers through its automated system for reporting quotations or is otherwise publicly traded.

         10.8. Landlord agrees that upon the request of Tenant, and provided that no default exists as of the date of such request by Tenant, Landlord shall enter into a non-disturbance, recognition, and attornment agreement
("Nondisturbance Agreement ") with no more than two (2) Qualifying Subtenants pursuant to which Landlord shall agree that if this Lease is terminated prior to the scheduled Termination Date as a result of a default by Tenant hereunder (unless caused by a default by the Qualifying Subtenant), Landlord shall not disturb the Qualifying Subtenant's possession under the Qualified Sublease and shall otherwise recognize the Qualifying Subtenant's right to continued
possession of the portion of the Premises subleased to such Qualifying Subtenant, subject to the terms and conditions set forth herein and pursuant to the terms and conditions of such Nondisturbance Agreement. For the purposes of this Section 10.8 the following definitions shall apply:

                  "Qualifying Subtenant" shall mean a subtenant, as of the date of the execution of the Nondisturbance Agreement and as of the Lease termination:

                  (i)      that complies with all requirements of this Article;

                  (ii) is not an Affiliate, Successor or Business Group of Tenant;

                  (iii) is an "investment grade" credit (i.e., BBB+ as rated by Standard and Poors), or if such subtenant is not otherwise rated, has at such time a "shadow rating" (as determined using the same criteria utilized by Standard and Poors, Moodys or in the event neither entity remains in existence, such other rating agency generally recognized by the investment banking industry reasonably acceptable to Landlord) that is an "investment grade" credit.

                  (iv) is not in default of any of its obligations under a Qualifying Sublease.

         "Qualifying Sublease" shall mean a sublease with a Qualifying Tenant:

                  (i)      that complies with all requirements of this Article;
                           and

                  (ii) under which the sublease premises consists of either (i) all of the Premises, or (ii) one or more full floors within the Premises consisting of either the top floor(s) or the bottom floor(s) of the Premises (it being the intent that the balance of the Premises consists of a contiguous unit).

         The Nondisturbance Agreement shall contain the following conditions:

         (i) Notwithstanding anything to the contrary in the Qualifying Sublease, in the event of a termination of this Lease, the Qualifying Subtenant shall pay to Landlord a per-square foot Base Rent that shall be the greater of the per square foot Base Rent otherwise payable by Tenant under this Lease at the time of the Lease termination, or the per square foot Base Rent otherwise payable by the Qualifying Subtenant under the Qualifying Sublease at the time of the Lease termination;

         (ii) Notwithstanding anything to the contrary in the Qualifying Sublease, in the event of a termination of this Lease, the Qualifying Subtenant will perform and abide by the same obligations under this Lease as Tenant with respect to the subleased premises under the Qualifying Sublease, including, but not limited to, the obligation to pay Base Rent and Additional Rent, provided however that Subtenant will have no right to exercise any of the options under Articles 32, 33 or 35 hereof or be entitled to those rights contained in Section 36 hereof;

         (iii) Notwithstanding anything to the contrary in the Qualifying Sublease, in the event of a termination of this Lease, Landlord's obligations as sublandlord under the Qualifying Sublease will not be greater than Landlord's obligations under this Lease; and

         (iv) Notwithstanding anything to the contrary in the Qualifying Sublease, in the event of a termination of this Lease, Landlord will have the right, at its option, to require that the Qualifying Subtenant enter into a new lease directly with Landlord for the sublease premises for the remainder of the term hereof consistent with the rights and obligations of Landlord and Subtenant under the provisions of this Section 10.8, in which event the Qualifying
Sublease will become null and void. In the event Landlord and Qualifying Subtenant enter into a direct lease, Landlord will not be liable for any commission due to a broker with whom the Tenant or the Qualifying Subtenant has dealt, and Subtenant shall indemnify, defend and hold harmless Landlord from and against all threatened or asserted claims, liabilities, costs or damages (including, without limitation, reasonable attorney's fees and disbursements) which may be asserted against or incurred by Landlord as a result of any claim of any broker in connection therewith.


                                   ARTICLE 11

                                    SURRENDER

         11.1. Upon the Termination Date, or prior expiration of the Term of this Lease, Tenant shall peaceably and quietly quit and surrender to Landlord the Premises, broom clean, in as good condition as on the Commencement Date, except for normal wear and tear and damage by fire or other casualty not caused by Tenant, and repairs and replacements other than those which it is Landlord's obligation to make under Section 8.2, free and clear of tenants and occupants and with all of Tenant's property removed and, to the extent required by Landlord in accordance with the terms of this Lease, with Alterations restored to the extent required by Article 9. Tenant's obligation to observe or perform this covenant shall survive the Termination Date or prior expiration of the Term.

                                   ARTICLE 12

                                  HOLDING OVER

         12.1. If Tenant holds over possession of the Premises beyond the Termination Date or prior expiration of the Term, such holding over shall not be deemed to extend the Term or renew this Lease but such holding over shall continue upon the terms covenants and conditions of this Lease as a tenant at will except that Tenant agrees that the charge for use and occupancy of the Premises for each calendar month or portion thereof that Tenant holds over (even if such part shall be one day) shall be a liquidated sum equal to one-twelfth (1/12th) of (i) one hundred fifty percent (150%) of the Base Rent and Additional Rent required to be paid by Tenant during the calendar year preceding the Termination Date or earlier expiration of the Term for the first thirty (30) days of any such holdover, (ii) one hundred seventy-five percent (175%) for the next thirty (30) days of any such holdover, and (iii) two hundred percent (200%) for any holdover beyond sixty (60) days after the originally scheduled Termination Date. The parties recognize and agree that the damage to Landlord resulting from any failure by Tenant to timely surrender possession of the Premises will be extremely substantial, will exceed the amount of the monthly Base Rent and Additional Rent payable hereunder and will be impossible to accurately measure. Nothing contained in this Lease shall be construed as a consent by Landlord to the occupancy or possession by Tenant of the Premises beyond the Termination Date or prior expiration of the Term, and Landlord, upon said Termination Date or prior expiration of the Term, or at any time thereafter (and notwithstanding that Landlord may accept from Tenant one or more payments called for by this Section 12.1), shall be entitled to the benefit of all legal remedies that now may be in force or may be hereafter enacted relating to the immediate repossession of the Premises. The provisions of this Article shall survive the Termination Date or earlier expiration of the Term.


                                   ARTICLE 13

                               LANDLORD'S SERVICES

         13.1. Landlord agrees to provide during the Term the services listed in
Section 13.2. Subject to the provisions of Section 13.2(iii), services provided during Business Hours are included in Operating Expenses pursuant to Article 5 except as otherwise expressly provided in this Article 13. Subject to the provisions of Section 13.2(c), services utilized by Tenant during other than Business Hours shall not be part of Operating Expenses, but shall be billed to Tenant by Landlord on the basis of Tenant's usage of such services (which shall be allocated among any other tenants that have also requested overtime services during the same period), as requested by Tenant from time to time, as the charge for such services is reasonably determined by Landlord from time to time, based upon the actual costs incurred by Landlord for such services without mark-up. Landlord shall make all of the services available to Tenant during other than Business Hours provided that Tenant gives Landlord sufficient notice of Tenant's requirement for the additional service (in the case of heating and air-conditioning, the notice required by Section 13.2).

         13.2.    (i)      Services shall consist of the following:

                           (a)      Hot and cold water at points of supply
provided for general use of the tenants in the Building; central heat and air conditioning in accordance with the Design Criteria; provided, however, that heating and air conditioning service to the Premises and to the interior Common Areas at times other than for Business Hours shall be furnished only upon the written request of Tenant delivered to Landlord prior to 3:00 p.m. the date preceding the date for which such use is requested, or by 3:00 p.m. on Friday for weekend use. Landlord shall use reasonable efforts to provide such services in the event Tenant shall request such services after the aforesaid deadline. For the first year of the Term, heating and cooling additional services shall be billed at the rate of $75.00 per zone per Building floor (each zone comprising one-half of a floor) for each hour of use or part thereof (thereafter, Landlord may increase the charge therefor based on any increases in the actual cost of providing such services without mark-up).

                           (b)      Repair   and    maintenance  and    electric
lighting service for all Common Areas including repair and maintenance of the elevators, repair, maintenance, cleaning and snow removal for the exterior sidewalks, and care, maintenance and replacement of landscaped areas of the Property.

                           (c)      Janitor service,  as described in Exhibit
"D"; provided, however, if Tenant's floor or wall coverings or other improvements (including, without limitation, kitchen and dining facilities, if any) require special treatment and Tenant requests such special treatment, Tenant shall pay the actual additional cleaning cost attributable thereto as Additional Rent upon presentation of an itemized invoice therefor by Landlord.

                           (d)      Building  security, as  described in Exhibit
"H". Landlord shall provide at least one security person in the main lobby area of the Building twenty-four hours per day, seven days per week.

                           (e)      Building   Electric  and  Tenant Electric in
accordance with the Design Criteria.

                           (f)      All   fluorescent  and   incandescent   bulb
replacement in the Premises necessary to maintain the lighting provided as part of the Tenant's Improvements (provided that Tenant may elect, upon prior notice to Landlord, to assume the responsibility for such bulb replacement within the Premises) and fluorescent and incandescent bulb replacement in the Common Areas. Unless Tenant otherwise elects to assume the responsibility to replace such bulbs at Tenant's expense, replacement of fluorescent and incandescent bulbs in the Premises shall be provided by Landlord at Tenant's expense and not included in Operating Expenses. Replacement of bulbs in spaces leased to other tenants of Landlord shall be billed to said tenants on an individual basis and not included in Operating Expenses. Replacement of bulbs in the Common Areas shall be included in Operating Expenses.

                  (ii) Notwithstanding anything to the contrary contained in this Section 13.2 above, Tenant shall have the right to elect, upon no less than three (3) months notice, to assume all obligations for the performance of cleaning and/or security services within the Premises ("Assumed Service"). Upon such election by Tenant, Landlord shall not be required to, and shall not, furnish the Assumed Service specified in Tenant's notice for the balance of the Term. Tenant, subject to Landlord's prior approval (which shall not be unreasonably withheld, conditioned or delayed), may select and hire its own contractors to perform the Assumed Service for the Premises. Effective as of the date of the termination of Landlord's provision of the Assumed Services, Landlord shall provide to Tenant an adjustment in Additional Rent reflecting the savings in the Base Year Operating Expenses realized by Landlord as a result of being relieved of its obligation to perform such Assumed Services, and thereafter Tenant's Percentage of increases in Operating Expenses shall exclude the costs for the Assumed Services. Landlord agrees to negotiate with its contractors for the aforesaid services on a unit cost basis.

                  (iii) Tenant shall have the right to request that Landlord provide building services to the Premises for up to five (5) Building Holidays which occur on weekdays during a calendar year, provided Tenant gives Landlord not less than ten (10) business days prior notice for each such Building Holiday (except for Thanksgiving and Christmas, for which thirty (30) days notice shall be required). If Tenant makes such election, the provisions of this Article 13 shall apply to the Building Holiday in such calendar year as if such Building Holiday were not a Building Holiday with all services that are provided during Business Hours without additional charge.

         (iv) Landlord shall program six passenger elevators consisting of elevators 1, 2 and 3 in the North Bank and elevators 6.7 and 8 in the South Bank as indicated on the ground floor plan attached as Exhibit B-1 of the Work Agreement in order to limit access from the first floor lobby to only the floors upon which the Premises is located.

         13.3. (i) The failure of Landlord to any extent to furnish, or the interruption or termination of, the services provided for in this Article in whole or in part resulting from the events described in the definition of Excusable Delay shall not (except as provided in Section 13.3 (ii) render Landlord liable in any respect, nor be construed as an eviction of Tenant, nor (except as provided in Section 13.3 (iii)) work an abatement of rent, nor relieve Tenant from the obligation to fulfill any covenant or agreement hereof. Should any of the equipment or machinery used in the provision of such services cease to function properly for any cause, Tenant shall have no claim (except as provided in Section 13.3 (iii)) for offset or abatement of rent or (except as provided in Section 13.3(ii) damages on account of reasonable interruption in service occasioned thereby or resulting therefrom. Landlord shall proceed with due diligence to restore any interruption in services. Landlord shall have the right temporarily to interrupt services in order to make any necessary repairs or replacements to, or to otherwise service, the Building's systems.

                  (ii) In the event that the HVAC system, electricity or all passenger elevator service provided to the Premises shall cease or be interrupted so as to render the Premises or a portion of the Premises consisting of no less than 25,000 square feet of space within the Premises untenantable for the uses permitted under this Lease and thereby prevents Tenant from (and Tenant, in fact ceases) conducting its business operations therein and such cessation or interruption has not resulted from a failure by Tenant to perform any of its obligations hereunder, and such interruption or cessation results from a cause which is within the Landlord's reasonable control to remedy (such as repair to the Building Systems), then if such cessation or interruption continues for ten (10) consecutive business days after Landlord receives notice of said cessation or interruption from Tenant and Landlord has not commenced within three (3) business days after receipt of such notice from Tenant and diligently pursued the necessary repairs thereto (subject to Excusable Delay), then Tenant shall be entitled to make such repairs or replacements as are necessary to restore said services to the Premises and Landlord shall reimburse Tenant for all reasonable costs incurred by Tenant in making such repairs or replacement within thirty (30) days of written demand therefore by Tenant. In the event that Landlord fails to make such payment when due, it shall bear interest until paid at the Default Interest Rate.

                  (iii) In the event that the HVAC system, electricity or all passenger elevator service provided to the Premises shall cease or be interrupted and such interruption renders the Premises or a portion of the Premises consisting of no less than 25,000 square feet of space within the Premises untenantable for the uses permitted under this Lease and thereby prevents Tenant from (and Tenant, in fact ceases) conducting its business operations therein and such cessation or interruption has not resulted from a failure by Tenant to perform any of its obligations hereunder, then if such cessation or interruption and the resulting untenantability continues for a period of fifteen (15) consecutive days or for twenty-five (25) days over a thirty (30) day period after Tenant gives Landlord notice of said interruption or cessation, then Tenant shall be entitled to an appropriate abatement of Base Rent and Additional Rent (based upon the area rendered untenantable) from (a) the fifteenth (15th) day for any consecutive fifteen (15) day period, or (b) the twenty-fifth (25th) day for any interruption occurring for twenty-five (25) days over any thirty (30) day period after said notice is received, until the service is restored and the Premises rendered tenantable.

         13.4.  If Tenant  requests  that the  capacity of the  Building's  HVAC system be increased for supplemental air conditioning as a Tenant's Base Building Change Item as provided in the Work Agreement, Tenant shall have the right to obtain condenser water in connection with Tenant's independent supplemental air-conditioning units, in an amount to be designated by Tenant which shall not exceed 300 tons in the aggregate and which connection shall be installed in accordance with the provisions of the Work Agreement. Tenant shall pay Landlord an annual charge for such condenser water at Landlord's then established rate for condenser water, which charge shall be initially $425.00 per ton per annum, and which charge shall constitute Additional Rent and shall be payable in equal monthly installments together with Tenant's payment of Base Rent hereunder, and shall be payable whether or not Tenant utilizes such amount of condenser water. Landlord shall not be liable to Tenant for any failure or defect in the supply or character of condenser water supplied to Tenant by reason of any Law, act or omission of the utility company serving the Building.

                                   ARTICLE 14

                                 QUIET ENJOYMENT

         14.1. Landlord covenants and agrees that, upon the performance by Tenant of all of the covenants, agreements and provisions hereof on Tenant's part to be kept and performed, Tenant shall have, hold and enjoy the Premises, subject to the terms of this Lease, provided, however, that no diminution or abatement of the Base Rent, Additional Rent or other payment to Landlord shall be claimed by or allowed to Tenant for reasonable inconvenience or discomfort arising from the making of any repairs or improvements to the Premises or the Property, nor for any space taken to comply with any law, ordinance or order of any Governmental Authority, except as provided for herein. Tenant's rights hereunder are and shall be subject to the existing state of title to the Property as of the date hereof, to all existing and future mortgages (subject to the non-disturbance provisions of Article 17), liens for real estate taxes not yet due and payable , and to future easements affecting the Property , including, by way of illustration and not limitation, easements for storm and sanitary sewers, drainage ditches and public utilities, provided that the same will not adversely affect Tenant's ability to use Premises as a first class commercial office.

                                   ARTICLE 15

                                     DEFAULT

         15.1. If during the Term any one or more of the following acts or occurrences shall happen, it shall constitute an Event of Default hereunder:

                  (i) Tenant shall fail to pay any Base Rent, Additional Rent or other sum of money due hereunder when such sum is due and such failure shall continue for a period of ten (10) days after written notice of such default is given to Tenant from Landlord that said amounts are due and unpaid; or

                  (ii) Tenant shall fail to comply with any provision of this Lease or any other agreement between Landlord and Tenant with respect to the Premises not requiring the payment of money, and such failure shall continue for a period of thirty (30) days after written notice of such default is given to Tenant, provided however, that if such default is capable of being cured within a reasonable period, but cannot be cured within such thirty (30) day period, then Tenant shall have such period of time longer than thirty (30) days as is reasonably required to diligently cure such default; or

                  (iii) the leasehold hereunder demised shall be taken on execution or other process of law in any action against Tenant; or

                  (iv) Tenant shall become insolvent or unable to pay its debts as they become due, or Tenant notifies Landlord in writing that it anticipates either condition; or

                  (v) Tenant takes any action to, or notifies Landlord in writing that Tenant intends to file a petition under any section or chapter of the national Bankruptcy Code, as amended from time to time, or under any similar law or statute of the United States or any State thereof, or a petition shall be filed against the Tenant under any such statute (which involuntary bankruptcy is not dismissed within sixty (60) days of filing) or Tenant notifies Landlord in writing that it knows such a petition will be filed; or

                  (vi) a receiver or trustee shall be appointed for Tenant's leasehold interest in the Premises or for all or a substantial part of the assets of Tenant which is not vacated or stayed within thirty (30) days of such appointment.

Provided, however, that the conditions described in subparagraphs (iii), (iv) and (v) above shall not be deemed to be an Event of Default, if Tenant is not otherwise in default of any of the terms and conditions of this Lease at the time that such event occurs, and Tenant continues to utilize the Premises in the usual course of business, and not for the purpose of liquidation or dissolution of a bankrupt estate, and Tenant fully and faithfully performs all of the terms and conditions of this Lease during such insolvency, bankruptcy or receivership.

                                   ARTICLE 16

                     LANDLORD'S RIGHTS UPON TENANT'S DEFAULT

         16.1. If any Event of Default occurs, Landlord may, notwithstanding the fact that Landlord may have other remedies hereunder or at law or in equity, by notice to Tenant, designate a date, not less than ten (10) business days after the giving of such notice, on which this Lease shall terminate; and if such Event of Default remains uncured upon the expiration of said ten (10) business day period, on such date the Term of this Lease and the estate hereby granted shall expire and terminate with the same force and effect as if the date specified in such notice were the Termination Date and all rights of Tenant hereunder shall expire and terminate but Tenant shall remain liable as provided in this Lease, and Landlord shall have the right to remove all persons, goods, fixtures and chattels from the Premises, by reasonable force or otherwise, without liability or damages to Tenant.

         16.2. If this Lease is terminated as provided in Section 16.1, or as permitted by law, Tenant shall peaceably quit and surrender the Premises to Landlord, and Landlord may, without further notice, enter upon, re-enter, possess and repossess the same by summary proceedings, ejectment or other legal proceeding (except for the possession by a Qualifying Subtenant with which Landlord has entered into a Nondisturbance Agreement pursuant to Section 10.8 hereof), and again have, repossess and enjoy the same as if this Lease had not been made, and in any such event neither Tenant nor any person claiming through or under Tenant shall be entitled to possession or to remain in possession of the Premises, and Landlord at its option shall forthwith, notwithstanding any other provision of this Lease, be entitled to recover from Tenant as and for damages either:

                  (i) the excess, if any, of (1) all Base Rent and Additional Rent (conclusively presuming the Additional Rent to be the same as was payable for the calendar year immediately preceding such termination) reserved hereunder for the unexpired portion of the Term over (2) the aggregate fair rental value of the Premises at the time of termination for such unexpired portion of the Term, discounted at the rate of eight and one-half (8-1/2%) percent per annum to then present worth plus an amount equal to any Reletting Expenses (as defined in Paragraph (ii) of this Section 16.2); or

                  (ii) amounts equal to the Base Rent and Additional Rent which would have been payable by Tenant from time to time had this Lease not so terminated, or had Landlord not so re-entered the Premises, payable on the dates that such payments would have otherwise been payable following such termination and until the Termination Date; provided, however, that if Landlord shall relet the Premises during said period, Landlord shall credit Tenant with the net rent received by Landlord from such reletting, such net rents to be determined by first deducting in a lump sum (and not on an amortized basis) from the gross rents as and when received by Landlord from such reletting, the expenses incurred or paid by Landlord in terminating this Lease or in re-entering the Premises and in securing possession thereof, as well as the expenses of reletting (which reletting expenses shall be prorated for any reletting that extends for a term beyond the remaining Term hereof), including altering and preparing the Premises for new tenants, brokers' commissions, attorney fees, and all other expenses properly chargeable against the Premises and the rental therefrom (collectively, "Reletting Expenses"), it being understood that any such reletting may be for a period shorter or longer than the remaining term of this Lease, but in no event shall Tenant be entitled to receive any excess of such net rents over the sums payable by Tenant to Landlord hereunder, nor shall Tenant be entitled in any suit for the collection of damages pursuant to this Subsection to a credit in respect of any net rents from a reletting, except to the extent that such net rents are actually received by Landlord. If the Premises or any part thereof should be relet in combination with other space or otherwise, then proper apportionment on a square foot basis (for equivalent space) shall be made of the rent received from such reletting and of the expenses of reletting. Suit or suits for the recovery of such damages, or any installments of such damages, may be brought by Landlord from time to time at its election, and nothing contained herein shall be deemed to require Landlord to postpone suit until the date when the term of this Lease would have expired if it had not been so terminated under the provisions of Section 16.1, or under any provision of law, or had Landlord not re-entered the Premises.

         16.3. Nothing contained herein shall limit or prejudice the right of Landlord, in any bankruptcy or reorganization or insolvency proceedings, to prove for and obtain as damages by reason of such termination or by reason of disaffirmance of this Lease by Tenant, an amount equal to the maximum allowed by any bankruptcy or reorganization or insolvency proceedings, or to prove for and obtain as damages by reason of such termination, an amount equal to the maximum allowed by any statute or rule of law whether such amount be greater, equal to, or less than any of the sums referred to in Section 16.2.

         16.4. If Tenant shall default in the keeping, observance or performance of any covenant, agreement, term, provision or condition herein contained, Landlord, without thereby waiving such default, may perform the same for the account and at the expense of Tenant immediately or at any time thereafter and without notice in the case of emergency and in any other case if such default continues beyond any applicable notice and cure period as provided in this Lease. All reasonable out-of-pocket costs and expenses incurred by Landlord (plus interest thereon at the Default Interest Rate, from the date such costs and expenses were incurred by Landlord until repaid by Tenant) in connection with any such performance by it for the account of Tenant and also all reasonable costs and expenses, including reasonable counsel fees and disbursements incurred by Landlord in any action or proceeding (including any summary dispossess proceeding) brought by Landlord to enforce any obligation of Tenant and/or right of Landlord under this Lease or right of Landlord in or to the Premises, shall be paid by Tenant to Landlord, as Additional Rent, upon demand.

         16.5. No right or remedy conferred upon or reserved to Landlord shall be exclusive of any other right or remedy, and any right and remedy shall be cumulative and in addition to every other right or remedy given hereunder or now or hereafter existing at law. The failure of Landlord to insist at any time upon the strict performance of any covenant or agreement or to exercise any right, power or remedy contained in this Lease shall not be construed as a waiver or relinquishment thereof for the future. A receipt by Landlord of any installment of Base Rent or Additional Rent with knowledge of the breach of any covenant or agreement contained in this Lease shall not be deemed a waiver of such breach, and shall not be deemed to have been waived unless expressed in writing and signed by Landlord. Landlord shall be entitled to accept less than the full amount due on account of Base Rent and Additional Rent without thereby waiving the right to collect the balance due. Landlord shall be entitled, to the extent permitted by applicable law, to injunctive relief in case of the violation, or attempted or threatened violation, of any covenant, agreement, condition or provision of this Lease or to a decree compelling performance or any covenant, agreement, condition or provision of this Lease, or to any other remedy allowed Landlord by law.

         16.6.     Tenant  hereby  waives  all   right  of  redemption  to which
Tenant or  any  person  claiming  under   Tenant might be entitled by law now or
hereafter in force.

         16.7.    Landlord   agrees  that  i t shall use commercially reasonable
efforts to mitigate its damages.

         16.8. Unless expressly provided herein as the exclusive remedy of Tenant, no remedy conferred upon or reserved to Tenant in the event of a default by Landlord of its obligations under this Lease shall be exclusive of any other right or remedy to which Tenant may be entitled at law or in equity.

                                   ARTICLE 17

                           SUBORDINATION AND ESTOPPEL

         17.1. This Lease and all rights of Tenant hereunder are subject and subordinate at all times to the Underlying Lease Agreement and all other ground or underlying leases heretofore or hereafter made by Landlord, the City and/ or the Port Authority (collectively, "Superior Leases") and to all fee leasehold mortgages which may now or hereafter affect the Building of which the Premises form a part, and to all renewals, modifications, consolidations, replacements and extensions thereof. This clause shall be self-operative and no further instrument or subordination shall be required by any mortgagee. In confirmation of such subordination, Tenant shall execute promptly any reasonable instrument that Landlord may request. Landlord shall obtain from any current or future mortgagee of Landlord, a non-disturbance agreement in the form of Exhibit "E" attached hereto or in such other form as may be required by such mortgagee and is reasonably acceptable to Tenant, which shall provide that possession or the rights of Tenant shall not be disturbed in the event of the foreclosure of any such mortgage arising out of any default thereunder or by the delivery of a deed in lieu of foreclosure of such mortgage so long as Tenant shall not be in default, uncured, pursuant to the terms and conditions of this Lease. Tenant further agrees at the option of the holder of any such mortgage to attorn to the holder of any such mortgage following the foreclosure of such mortgage or the granting of a deed in lieu thereof. Notwithstanding any provision of this
Section 17.1 to the contrary, upon notice to Tenant by a mortgagee, this Lease shall become superior, in whole or in part, to the lien of any mortgage held on the property by said mortgagee.

          17.2. Landlord shall obtain for and deliver to Tenant and Tenant agrees to execute and deliver, an agreement in recordable form and in substantially the form annexed hereto as Exhibit "F" (or in such other form as may be reasonably required by the lessor under any Superior Lease and reasonably acceptable to Tenant, which form shall provide that the possession and rights of the Tenant shall not be disturbed in the event of the expiration or termination of the Superior Lease so long as Tenant shall not be in default beyond applicable cure periods under this Lease), as executed by the City and the Port Authority or the present or future lessor under any Superior Lease.

         17.3.  (i)  Tenant  shall at any time and from time to time  within ten
(10) days of receipt of written request therefor, execute, acknowledge and deliver to Landlord an estoppel certificate, in form attached hereto as Exhibit "G" or, at Landlord's option, such other form as is reasonably satisfactory to Landlord and Tenant, certifying (i) whether this Lease is unmodified and in full force and effect (or, if there have been modifications, whether the same is in full force and effect as modified and stating the modifications), (ii) the dates to which Base Rent and Additional Rent have been paid in advance, if any, (iii) whether any options granted to Tenant pursuant to the provisions of this Lease have been exercised, (iv) whether or not to the best knowledge of the signer, Landlord is in default in performance of any of its obligations under this Lease, and if so, specifying each such default of which Tenant may have knowledge, (v) whether Tenant has received notice that it is in default in performance of any of its obligations under this Lease, and if so, specifying each such default, and (vi) as to any other matters reasonably requested by Landlord, it being intended that any such certificate delivered pursuant to this
Section 17.3 may be relied upon by a prospective purchaser of Landlord's interest or a mortgagee of Landlord's interest or assignee of any mortgage under Landlord's interest in the Property or any other party which Landlord wishes to receive said estoppel certificate.

                           (ii)     Landlord  shall  at any  time  and from time
to time within ten (10) days of receipt of written request therefor, execute, acknowledge and deliver to Tenant an estoppel certificate in such reasonable form as is required by Tenant and Landlord, certifying (i) whether this Lease is unmodified and in full force and effect (or, if there have been modifications, whether the same is in full force and effect as modified and stating the modifications), (ii) the dates to which Base Rent and Additional Rent have been paid in advance, if any, (iii) whether any options granted to Tenant pursuant to the provisions of this Lease have been exercised, (iv) whether or not to the best knowledge of the signer, Tenant is in default in performance of any of its obligations under this Lease, and if so, specifying each such default of which Landlord may have knowledge, (v) whether Landlord has received notice that it is in default in performance of any of its obligations under this Lease, and if so, specifying each such default, and (vi) as to any other matters pertaining to the terms of this Lease reasonably requested by Tenant, it being intended that any such certificate delivered pursuant to this Section 17.3 may be relied upon by a prospective assignee or sublessee or any other party which Tenant wishes to receive said estoppel certificate.

         17.4. Tenant understands that, if by reason of a default on the part of Landlord in performing its obligations under the Underlying Lease Agreement or if for any other reason of any nature whatsoever the Underlying Lease Agreement and the leasehold estate of Landlord are terminated by summary dispossess proceedings or otherwise, Tenant, at the request of the City or the Port Authority, shall attorn to and recognize the City and the Port Authority as the Landlord under this Lease, provided that the City and the Port Authority shall theretofore have entered into a non-disturbance agreement in reasonable and customary form which shall provide that the possession and rights of the Tenant shall not be disturbed in the event of the expiration or termination of the Underlying Lease Agreement so long as Tenant shall not be in default beyond applicable cure periods under this Lease (the "Underlying Lease Non-Disturbance Agreement"). Tenant covenants and agrees to execute and deliver, at any time and from time to time, upon the request of the Port Authority and the City, any reasonable instrument which may be necessary or appropriate to evidence such attornment, provided that it shall theretofore have received the aforementioned Underlying Lease Non-Disturbance Agreement from the City and the Port Authority. Provided that the Underlying Lease Non-Disturbance Agreement has been entered into, Tenant further waives the provisions of any statute or rule of law now or hereinafter in effect which may terminate this Lease or give or purport to give Tenant any right of election to terminate this Lease or to surrender possession of the Premises demised hereby in the event the Underlying Lease Agreement terminates and agrees that this Lease shall not be affected in any way whatsoever by any such termination. Unless the Underlying Lease Non-Disturbance Agreement has been entered into, nothing contained herein shall obligate the City or the Port Authority to request Tenant to attorn or to accept such attornment from Tenant. In the event the Underlying Lease Non-Disturbance Agreement is entered into and the Ground Lease between the Port Authority and the City (as defined in the Underlying Lease Agreement)expires as a result of the termination or expiration of the Underlying Lease Agreement, Tenant shall attorn to the Port Authority.

         17.5. Notwithstanding the provisions of Section 17.5, nothing contained in this Article 17 shall obligate Tenant to attorn to the City or the Port Authority unless the City, Port Authority and Tenant have entered into the Underlying Lease Non-Disturbance Agreement.

                                   ARTICLE 18
                        DAMAGE BY FIRE OR OTHER CASUALTY

         18.1. If the Premises or any part thereof shall be damaged by fire or other casualty, Tenant shall give prompt written notice thereof to Landlord. In the event of any fire or other casualty to the Building, Landlord shall, within ninety (90) days of such fire or other casualty, provide Tenant with a written notice (the "Landlord's Notice") in accordance with this Article 18. If by reason of a fire or other casualty (i) the Building shall be totally damaged or destroyed or (ii) the Building shall be so damaged or destroyed (whether or not the Premises are damaged or destroyed), that, as determined by an independent, reputable licensed architect or engineer selected by Landlord, the completion of the Landlord's Work (defined below) shall require both more than one (1) year and the expenditure of more than seventy percent (70%) of the full insurable value of the Building (which, for purposes of this Section 18.1, shall mean replacement cost less the cost of footings, foundations and other structures below the street and first floors of the Building) immediately prior to the fire or other casualty, then in any such case, Landlord may at its option terminate this Lease by so notifying Tenant as part of Landlord's Notice. If Landlord does not elect to terminate the Lease, Landlord's Notice shall specify the date as determined by an independent, reputable, licensed architect or engineer selected by Landlord, by which the Premises and those portions of the Building affecting the use and enjoyment of the Premises can be reconstructed after the occurrence of such fire or casualty. In the event Landlord's Notice provides that the period for restoration is less than 365 days and Tenant reasonably determines that such restoration period will exceed 365 days, Tenant shall have the right, upon notice to Landlord given no later than five (5) days after Tenant's receipt of Landlord's Notice, to submit such dispute to expedited arbitration in accordance with the provisions of Article 38. If Landlord's Notice indicates that such reconstruction of the Premises and those portions of the Building affecting the use and enjoyment of the Premises shall exceed three hundred sixty-five (365) days and Landlord does not elect to terminate the Lease as provided in Landlord's Notice, Tenant shall have the right, to be exercised within thirty (30) days after receipt of Landlord's Notice, to elect, by notice to Landlord, to cancel this Lease, (hereinafter called "Tenant's Notice"). In the event the Lease is not terminated by either Landlord or Tenant as hereinabove permitted, Landlord shall, subject to Excusable Delay, commence and proceed with reasonable diligence to restore the Premises and the portion of the Building affecting the use and occupancy of the Premises. If Landlord indicates in its Notice that the Premises and the portions of the Building affecting the use and occupancy of the Premises can be restored within three hundred sixty-five (365) days and such portions of the Building are not restored within three hundred sixty-five (365) days after Landlord's undertaking such restoration (except for Excusable Delay), or if Landlord in Landlord's Notice indicates that it will take a period longer than three hundred sixty-five (365) days to restore the Premises and said portion of the Building and the Premises and said portions are not restored within such longer period (except for Excusable Delay), then this Lease and the Term hereof may at the election of Tenant be terminated by notice in writing from Tenant to Landlord, providing Tenant serves such notice on Landlord at any time after expiration of the three hundred sixty-five (365) day restoration period or such longer period, if applicable, which notice shall be effective thirty (30) days after the giving of such notice if the Premises and the portion of the Building affecting the use and occupancy of the Premises have not been restored by that date. If the Premises and the portion of the Building affecting the use and occupancy of the Premises have been restored within said thirty (30) day period from the date the notice is given, the Lease shall continue in full force and effect. If the Lease is terminated by either Landlord or Tenant as above permitted, this Lease shall terminate as if the date of such termination shall have been the Termination Date as defined herein. Landlord shall not be liable for any inconvenience, loss of business or annoyance to Tenant or damage to the business of Tenant resulting in any way from such damage or the repair thereof, except that Landlord shall allow Tenant a fair diminution (based upon the square footage) of Base Rent and Additional Rent during the time and to the extent that the Premises is unfit for occupancy or untenantable for Tenant's Permitted Use (including the period beyond the completion of Landlord's Work reasonably necessary for Tenant to substantially complete the restoration of Tenant Improvements to the extent that Landlord receives the proceeds of rent insurance for such period). Landlord agrees to maintain rent insurance in connection with Landlord's property insurance covering a period of not less than eighteen (18) months, provided that rent insurance for such period is generally available at commercially reasonable rates. During the period of any reconstruction undertaken by Landlord, Tenant, after reasonable notice from Landlord, shall be responsible to remove its personal property, fixtures and equipment from the damaged area prior to Landlord's institution of reconstruction work. Landlord shall have no liability to Tenant with respect to any damage, loss or theft of any such personal property, fixtures and equipment not so removed. If Landlord is obligated to or elects to restore the Building as herein provided, with respect to the restoration of the Premises Landlord shall be obligated to restore only those portions of the Premises which were originally provided at Landlord's expense ("Landlord's Work"), and the restoration of items in the Premises not provided at Landlord's expense shall be the obligation of Tenant. Landlord shall be deemed to have met the deadlines contained in this Article if each of the following conditions is satisfied by such deadlines: (i) Landlord's Work has been substantially completed except for details of construction, decoration and mechanical adjustments which are minor in character, the noncompletion of which will not materially interfere with Tenant's use and enjoyment of the Premises for the Intended Use; (ii) all of the Building's sanitary, electrical, elevator, heating, air conditioning, mechanical and other systems, to the extent they serve the Premises and lobby area, are completed and in good order and operating condition except for mechanical adjustments which are minor in character and the non-completion of which will not materially interfere with Tenant's use and occupancy of the Premises; and (iii) Landlord shall have obtained (a) a certificate of approval or temporary or permanent certificate of occupancy for the Premises or (b) all requirements to obtain a certificate of approval or temporary or permanent certificate of occupancy for the Premises, other than Tenant Installations therein, shall have been satisfied.

         18.2. Tenant waives the benefit of New Jersey Revised Statutes, Title 46, Chapter 8, Sections 6 and 7, and agrees that Tenant will not be relieved of the obligations to pay the Base Rent or any Additional Rent in case of damage to or destruction of the Building, except as provided by this Lease.

         18.3. Notwithstanding any of the foregoing provisions to the contrary, Landlord's obligation to repair the damage and restore and rebuild the Building and/or the Premises pursuant to this Article shall be conditioned on such restoration being then lawfully permitted and Landlord being granted all necessary approvals from the Governmental Authorities, which Landlord shall use reasonable efforts to obtain.

                                   ARTICLE 19

                          MUTUAL WAIVER OF SUBROGATION

         19.1. Landlord and Tenant shall each secure an appropriate clause, or an endorsement upon any policy of insurance in force, covering the Property, the Building, or any personal property, fixtures and equipment or Tenant Installations located therein or thereon, including, without limitation, casualty, liability and business interruption policies in force, pursuant to which the respective insurance companies waive subrogation or permit the insured, prior to any loss, to agree with a third party to waive any claim it might have against said third party. The waiver of subrogation or permission for waiver of any claim hereinbefore referred to shall extend to the agents of each party and also extend to all other persons and entities occupying or using the Premises in accordance with the terms of this Lease. In the event that either Landlord or Tenant shall be unable at any time to obtain one of the provisions referred to above in any of its insurance policies, Landlord or Tenant, as the case may be, shall promptly notify the other.

         19.2. Subject to the foregoing provisions of this Article 19, and insofar as may be permitted by the terms of the insurance policies carried by it, and notwithstanding any provision of this Lease to the contrary, each party hereby releases the other and its partners, agents and employees (and in the case of Tenant, all other persons and entities occupying or using the Premises in accordance with the terms of this Lease) with respect to any claim (including a claim for negligence) which it might otherwise have against the other party for loss, damages or destruction with respect to its property by fire or other casualty (including rental value or business interruption, as the case may be) occurring during the Term covered by (but only to the extent of the limits of coverage of) such insurance policies.

                                   ARTICLE 20

                                  CONDEMNATION

         20.1. If the whole or substantially the whole (which shall be deemed to be more than 60% of the Rentable Area) of the Building or the Premises should be taken for any public or quasi-public use, by right of eminent domain or otherwise, or should be sold in lieu of condemnation, then this Lease shall terminate as of the date when physical possession of the Building or the Premises is taken by the condemning authority. If less than the whole or substantially the whole of the Building is taken, Landlord may terminate this Lease in the event that the Building requires demolition. If (i) fifteen (15%) percent or more of the Premises is taken or sold, (ii) any such taking or conveyance prohibits the use of more than 30% of the Premises for the Permitted Use, or (ii) Tenant's access to the Premises (unless reasonable alternative means of access is provided) is so taken or sold, Tenant may terminate this Lease by giving written notice thereof to Landlord in which event this Lease shall terminate as of the date when physical possession of such portion of the Property is taken by the condemning authority. If this Lease is not so terminated upon any such taking or sale, the Base Rent payable hereunder shall be equitably adjusted by multiplying the annual Base Rent then in effect by a fraction, the numerator of which is the number of square feet of Rentable Area of the Premises after the taking and the denominator of which is the number of rentable square feet in the Premises prior to such taking, and Tenant's Proportionate Share shall be adjusted to reflect any change in the Rentable Area of the Premises and Rentable Area of the Building, and Landlord shall, to the extent Landlord deems feasible, restore the Building and the Premises to substantially their former condition, but such work shall not exceed the scope of the work done by Landlord in originally constructing the Building and installing the Tenant Improvements in the Premises. All amounts awarded upon a taking of any part or all of the Property shall belong to Landlord or the holder of any mortgage affecting the Premises, and Tenant shall not be entitled to and expressly waives all claim to any such compensation including, without limitation, any claim for the value of the unexpired portion of this Lease.

         20.2. Tenant may make an independent claim in such proceedings for its personalty, trade fixtures and moving expenses; provided, however, that any such claim shall in no way affect any portion of any award which the Landlord or the holder of any mortgage affecting the Premises or the Property shall be entitled to receive.

                                   ARTICLE 21

                                              [INTENTIONALLY OMITTED]

                                   ARTICLE 22

                                     NOTICES

         22.1. Any notice, consent, request or other communication (collectively "Notices") given pursuant to this Lease must, unless otherwise provided herein, be in writing, and may, unless otherwise in this Lease expressly provided be given or be served by depositing the same in the United States mail, postpaid and certified and addressed to the party to be notified, with return requested, by facsimile transmission (which shall be followed by hard copy to be delivered by overnight express mail with a reliable overnight courier) or by overnight express mail with a reliable overnight courier, or by delivery of the same in person, or by prepaid telegram, when appropriate, addressed to the party to be notified, which address for Landlord shall be c/o Steven J. Pozycki at Landlord's address as hereinbefore set forth (Facsimile No. 973-299-9621) with a copy to McCarter & English, LLP, Four Gateway Center, 100 Mulberry Street, Newark, New Jersey 07102, Attention: Martin F. Dowd (Facsimile No.973-624-7070), and in the case of Tenant shall be at Tenant's address as hereinbefore set forth; Attn: Director of Corporate Services and Facilities (Facsimile No. 212-850-6772) with a copy at Tenant's address hereinbefore set forth, Attn:
Office of the General Counsel (Facsimile No. 212-983-0529), and a copy to Weil, Gotshal & Manges LLP, 767 Fifth Avenue, New York, New York 10153, Attention:
Alan J. Pomerantz (Facsimile No. 212-310-8007). Notices delivered by hand shall be effective upon receipt, and if such delivery is rejected, such rejection of delivery shall be considered receipt. Notices by mail (except overnight express mail) shall be effective three (3) days after the date mailed. Notice by facsimile transmission shall be upon confirmation of transmission, provided that a hard copy is delivered as provided above. Notices by overnight express mail shall be effective one (l) day after delivery to the overnight mail service.
Either party may at any time change its address for notices hereunder by delivering or mailing, as aforesaid, to the other party a notice stating the change and setting forth the changed address.

                                   ARTICLE 23

                                    NO WAIVER

         23.1. No waiver by Landlord or Tenant of any breach by the other of any of the terms, covenants, agreements or conditions of this Lease shall be effective unless such waiver is contained in a writing subscribed by the waiving party and no such waiver shall be deemed to constitute a waiver of any succeeding breach thereof, or a waiver of any breach of any of the other terms, covenants, agreements and conditions herein contained.

         23.2. No act or thing done by Landlord or Landlord's agents during the Term shall be deemed an acceptance of a surrender of the Premises, and no agreement to accept such surrender shall be valid unless in writing and signed by Landlord.

         23.3. The receipt by Landlord of the Base Rent and Additional Rent with knowledge of the breach of any covenant of this Lease shall not be deemed a waiver of such breach. No payment by Tenant or receipt by Landlord of a lesser amount than the monthly Base Rent or a lesser amount of the Additional Rent then due shall be deemed to be other than a payment on account of the earliest stipulated amount then due, nor shall any endorsement or statement on any check or payment as Base Rent or Additional Rent be deemed an accord and satisfaction and Landlord may accept such check or payment without prejudice to Landlord's right to recover the balance of such Base Rent or Additional Rent or pursue any other remedy provided in this Lease.

                                   ARTICLE 24

                              LANDLORD'S LIABILITY

         24.1. Except as otherwise expressly provided in this Lease, Landlord shall not be liable to Tenant or Tenant's Visitors for any damage, injury, loss or loss to person or property or interruption in or loss to Tenant's business, or any claim therefor, based on, arising out of, or resulting from any cause including, but not limited to, the following: repairs to any portion of the Premises or the Property; interruption in the use of the Premises; any accident or damage resulting from the use or operation (by Tenant or any other person or persons) of elevators, or of heating, cooling, electrical or plumbing equipment or apparatus; the termination of this Lease by reason of the destruction of the Premises or the Property; any fire, robbery, theft, mysterious disappearance and/or any other casualty; the actions of any other tenants of the Landlord or of any other person or persons; any leakage in any part or portion of the Premises or Property, or from water, rain or snow that may leak into, or flow from, any part of the Premises or the Property, or from drains, pipes or plumbing fixtures in the Property; or any act, omission, or any neglect of Tenant or Tenant's Visitors in the use of the Premises or Property by Tenant or Tenant's Visitors.

         24.2. Notwithstanding the provisions of Section 24.1, but subject to the waiver set forth in Article 19 and to the exceptions set forth in Section 24.3, Landlord shall not be released from liability to Tenant or Tenant's Visitors for any damage, injury, loss, compensation or claim caused by the willful misconduct or negligence of Landlord or its agents, servants or employees.

         24.3. As an express inducement to Landlord to enter into this Lease, and notwithstanding any provisions of this Lease to the contrary, Tenant agrees that any goods, personal property or personal effects, including removable trade fixtures used or placed by the Tenant or its employees in or about the Premises or Building, shall be at the sole risk of Tenant, and Landlord shall not in any manner be held responsible or liable therefor; nor shall Landlord have any liability to Tenant for any claims based on the interruption of, or loss to, Tenant's business other than Tenant's express abatement rights as expressly provided in this Lease. Nor shall Landlord have any liability to Tenant, its employees, agents, invitees or licensees for losses due to theft or burglary, or for damage done by unauthorized persons on the Premises and neither shall Landlord be required to insure against any such losses. Notwithstanding the foregoing, Landlord shall not be released from liability pursuant to this
Section 24.3 for any damage to Tenant's personal property willfully caused by any employees of Landlord or its managing agent.

                                   ARTICLE 25

                                 INDEMNIFICATION

         25.1. Subject to the waiver set forth in Article 19, Tenant hereby indemnifies and holds Landlord harmless from all expenses, costs (including reasonable attorney fees and disbursements), loss, liability and claims based on, arising out of or resulting from: (i) any act, omission or neglect of Tenant or Tenant's Visitors or the use of the Premises, Common Areas (or any part thereof) by Tenant, (ii) any breach by Tenant of its obligations under this Lease and (iii) any Tenant Installation, Alteration, or other work performed by Tenant in or about the Premises.

         25.2. Subject to the waiver set forth in Article 19 and the exceptions set forth in Section 24.3, Landlord hereby indemnifies and holds Tenant harmless from all expenses, costs (including reasonable attorney fees and disbursements), loss, liability and claims based on, arising out of or resulting from any act, omission or neglect of Landlord, or Landlord's agents, servants or employees.

         25.3. The indemnities set forth in this Article 25 shall survive the expiration or termination of this Lease.

                                   ARTICLE 26

                               TENANT'S INSURANCE

         26.1. Tenant, at its own expense will maintain with admitted insurers authorized to do business in the State of New Jersey and which are rated "A+/XIV" or equivalent in Best's Key Rating Guide, or any successor thereto (or if there is none, a rating organization having a national reputation) commercial general liability (in the broadest form then available in New Jersey) against claims for bodily injury, personal injury, death or property damage occurring on, in or about the Premises or as a result of ownership of facilities located on the Premises in amounts not less than $5,000,000.00 per occurrence/aggregate for bodily injury, personal injury or death, $5,000,000.00 with respect to any one occurrence, and $3,000,000.00 with respect to all claims for property damage with respect to any one occurrence with an aggregate of $3,000,000.00. From time to time during the Term such limits shall be increased to the prevailing level customarily carried with respect to similar properties in Hudson County, New Jersey and the surrounding area. Tenant shall be responsible to maintain casualty insurance on all of its goods, personal property or effects, including removable trade fixtures located in the Premises.

         26.2. The policy of insurance required to be maintained by Tenant pursuant to Section 26.1 shall name as the insured parties Landlord, Tenant, Landlord's managing agent, and any mortgagee of Landlord, shall be reasonably satisfactory to Landlord and shall (a) provide for the benefit of such holder or holders, that thirty (30) days' prior written notice of suspension, cancellation, termination, modification, non renewal or lapse or material change of coverage shall be given to all insured parties and that such insurance shall be given to all insured parties and that such insurance shall not be invalidated by any act or neglect of Landlord or Tenant or any owner of the Premises, nor by any foreclosure or other proceedings or notices thereof relating to the Premises or any interest therein, nor by occupation of the Premises for purposes more hazardous than are permitted by such policy, (b) not contain a provision relieving the insurer thereunder of liability for any loss by reason of the existence of other policies of insurance covering the Premises against the peril involved, whether collectible or not, and, (c) include a contractual liability endorsement evidencing coverage of Tenant's obligation to indemnify Landlord pursuant to Section 25 hereof.

         26.3. Within five (5) business days after the commencement of the Term, Tenant shall deliver to Landlord original or duplicate policies or certificates of the insurers evidencing all the insurance which is required to be maintained hereunder by Tenant certifying that all requirements set forth herein have been complied with (including, without limitation, a waiver of each insurer's rights of subrogation pursuant to Section 19.1, the naming of the insureds required hereunder and the obligation of each insurer to give the notice required hereunder) and, within thirty (30) days prior to the expiration of any such insurance, other original or duplicate policies or certificates evidencing the renewal of such insurance.

         26.4. Landlord shall, as part of Operating Expenses, obtain any and all insurance coverage it deems necessary or appropriate in connection with the use and operation of the Property, which shall include, but need not be limited to, "all-risk" property insurance for the full replacement value of the Building (exclusive of footings and foundations) public liability and any and all other insurance as Landlord or any mortgagee of Landlord may require. Without limiting the generality of the foregoing, throughout the Term, Landlord shall maintain all insurance required under Article 10 of the Underlying Lease Agreement. Any increase in Landlord's insurance arising solely from any reduction in deductibles maintained by Landlord in connection therewith after the Base Year shall not be included as part of Operating Expenses in any subsequent year.

                                   ARTICLE 27

                               CONSTRUCTION LIENS

         27.1. If, because of any act or omission of Tenant, any construction, mechanics' or other lien, charge or order for the payment of money or otherwise shall be filed against the Property, the Premises or the Building (whether or not such lien, charge or order is valid or enforceable as such), Tenant, at Tenant's expense, shall cause it to be canceled or discharged of record by bonding or otherwise within thirty (30) days after such filing, and Tenant shall, in any event, indemnify and save Landlord harmless against and shall pay all reasonable costs, expense, losses, fines and penalties, including, without limitation, reasonable attorney's fees and disbursements, related thereto or resulting therefrom.

                                   ARTICLE 28

                             DEFINITION OF LANDLORD

         28.1. The term "Landlord" as used in this Lease means only the owner for the time being of the Building. In the event of any transfer of the Landlord's interest in the Property, the transferring Landlord shall be and hereby is entirely freed and relieved of all covenants and obligations of Landlord hereunder except for liabilities which arose prior to such transfer and this Lease shall be deemed and construed as a covenant running with the land without further agreement between the parties or their successors in interest, and it shall be deemed and construed without further agreement between the parties or their successors in interest, or between the parties and the purchaser, grantee, assignee or other transferee that the purchaser, grantee, assignee or other transferee has assumed and agreed to carry out any and all covenants and obligations of Landlord hereunder arising from and after the date of such transfer, subject to the terms of any applicable subordination and non-disturbance agreement with Tenant.


                                   ARTICLE 29

                              DEFINITION OF TENANT

         29.1. The term "Tenant" as used in this Lease includes Tenant, its successors and permitted assigns and any person or entity claiming by, through or under Tenant. Any obligation of or restriction on Tenant imposed by this Lease shall apply equally to any subtenant or other occupant of the Premises or any portion thereof.


                                   ARTICLE 30

                               PERSONAL LIABILITY

         30.1.  Anything  in this  Lease to the  contrary  notwithstanding,  the liability of Landlord to Tenant in the performance by Landlord of its obligations under this Lease and for any default by Landlord hereunder shall be limited to the interest of Landlord in the Property and Tenant agrees to look solely to Landlord's interest in the Property for the recovery of any judgment from Landlord, it being intended that neither Landlord nor Landlord's agents, shareholders, officers, directors, partners, principals (disclosed or non-disclosed) or affiliates shall be personally liable for any judgment or deficiency.

                                   ARTICLE 31

                                 ISRA COMPLIANCE

         31.1. Tenant agrees to comply with all applicable environmental laws, rules and regulations, including but not limited to, the New Jersey Industrial Site Recovery Act N.J.S.A. 13:1K-6 et seq. ) ("ISRA"). Tenant represents to Landlord that it shall not conduct any activity in the Premises which shall cause it to be considered an "industrial establishment" under ISRA, or otherwise subject the Premises to the requirements of compliance with ISRA and Tenant shall not conduct any operations that shall subject the Premises to ISRA.

         31.2. Tenant hereby agrees to execute such documents as Landlord reasonably deems necessary and to make such applications as Landlord reasonably requires to assure compliance with ISRA; and without limiting the generality of the foregoing will provide Landlord within ten (10) business days of Landlord's request for the same, an affidavit in support of a request for a non-applicability letter by Landlord in the form required under ISRA. Tenant shall bear all reasonable costs and expenses incurred by Landlord associated with any required ISRA compliance resulting from the particular nature of Tenant's use of the Premises (as distinguished from general office use), including, but not limited to, state agency fees, engineering fees, cleanup costs, filing fees, and suretyship expenses. As used in this Lease, ISRA compliance shall include applications for determinations of nonapplicability by the appropriate governmental authority upon the "closure, terminations or transfer" of Tenant's operations at the Premises. The foregoing undertaking shall survive the termination or sooner expiration of the Lease and surrender of the Premises and shall also survive sale, or lease or assignment of the Premises by Landlord. Tenant shall immediately provide Landlord with copies of all written correspondence, reports, notices, orders, findings, declarations and other materials pertinent to Tenant's compliance with the New Jersey Department of Environmental Protection's ("DEP") requirements under ISRA as they are issued or received by the Tenant.

         31.3. Tenant shall not generate, store, manufacture, refine, transport, treat, dispose of, or otherwise permit to be present on or about the Premises, any Hazardous Substances. except for cleaning products, copy toner and other products typically used by office tenants, provided such substances are handled maintained and disposed of in accordance with all Environmental Laws. As used herein, Hazardous Substances shall be defined as any "hazardous chemical," "hazardous substance" or similar term as defined in the Comprehensive Environmental Responsibility Compensation and Liability Act, as amended (42 U.S.C. 9601, et seq.), the New Jersey Industrial Site Recovery Act, as amended, (N.J.S.A. 13:1K-6 et seq.), the New Jersey Spill Compensation and Control Act, as amended, (N.J.S.A. 58:10-23.11b, et seq.), any rules or regulations promulgated thereunder, or in any other applicable federal, state or local law, rule or regulation dealing with environmental protection ("Environmental Laws").

         31.4. Tenant agrees to indemnify and hold harmless Landlord from and against any and all liabilities, damages, claims, losses, judgments, causes of action, costs and expenses (including the reasonable fees and expenses of counsel) which may be incurred by Landlord, relating to or arising out of any breach by Tenant of this Article 31 or violation by Tenant of any Environmental Laws, which indemnification shall survive the expiration or sooner termination of this Lease. Landlord agrees to indemnify and hold harmless Tenant from and against any and all liabilities, damages, claims, losses, judgments, causes of action, costs and expenses (including the reasonable fees and expenses of counsel) which may be incurred by Tenant, relating to or arising out of any breach by Landlord of this Article 31 or violation by Landlord of any Environmental Laws, which indemnification shall survive the expiration or sooner termination of this Lease.

         31.5. Landlord represents and warrants to Tenant that, the Building and Building systems and improvements shall not be constructed with asbestos or PCBs or with any Hazardous Substances beyond tolerances permitted under Environmental Laws and that the New Jersey Department of Environmental Protection has approved the existing environmental condition of the Land.

                                   ARTICLE 32

                                 RENEWAL OPTIONS

         32.1. Provided there is no Event of Default hereunder either as of the date Tenant notifies Landlord of its interest in extending the Term or as of the first day of the extension period, Tenant may extend the original Term as it relates to either (i) the entire Premises, or (ii) a portion of the Premises consisting of at least sixty percent (60%) of the Rentable Area of the Premises (the "Renewal Premises"), for two (2) periods of five (5) years each. Tenant shall notify Landlord of its interest in extending the Term by giving Landlord notice thereof not less than twenty-one (21) months prior to the expiration of the Term then in effect, time being of the essence. Tenant's notice of interest shall specify Tenant's irrevocable election that the renewal apply to the entire Premises, or a portion of the Premises, and if a portion of the Premises shall specify the area comprising the Renewal Premises. Any renewal of a portion of the Premises shall be subject to the following conditions:

                  (i) the Rentable Area of such portion shall be al least sixty (60%) percent of the total Rentable Area of the Premises as of the Commencement Date;

                  (ii) The portion of the Premises shall consist of entire floors within the Premises that are a contiguous unit and

                  (iii) All space within the Premises included within such Renewal Premises shall be a contiguous unit.

         32.2. (i) Upon receipt of Tenant's notice of its interest to exercise the renewal option, Landlord and Tenant shall determine the annual Base Rent for the extension period, which shall be equal to ninety-five percent (95%) of the "fair market rent" (as defined in Section 32.2(ii)) for the Renewal Premises at the time of the commencement of the extended term.

                  (ii) The term "fair market rent" shall be the rent that a willing tenant would pay and a willing landlord would accept in an arms-length transaction to lease the Renewal Premises for the applicable renewal term, giving due consideration to the condition of the Renewal Premises as improved, the fact that the Building is of first class design, the location of the Building on the waterfront and its proximity to public transportation, the location of the Renewal Premises in the Building and its quality, the length of the Term of the Lease, the base year for Operating Expenses, any free rent or tenant improvement allowances, and all other factors that would be relevant to a third-party tenant desiring to lease the Renewal Premises for the extended term.

                  (iii)  Within  thirty  (30)  days  after  Tenant's  notice  to
Landlord of its interest to extend the Term, Landlord shall notify Tenant of Landlord's determination of the fair market rent and the annual Base Rent for the extension period ("Landlord's Rent Notice"). If Tenant disagrees with Landlord's determination, Tenant shall, within twenty (20) days after receipt of Landlord's Rent Notice, submit to Landlord Tenant's good faith determination of the fair market rent and the annual Base Rent for the extension period. If the parties are unable to agree upon the fair market rent within forty (40) days of Landlord's Rent Notice, Landlord and the Tenant shall, within fifty (50) days of Landlord's Rent Notice, mutually agree upon an independent appraiser who is a member of the American Institute of Real Estate Appraisers, having at least seven (7) years experience in appraising commercial real estate in Hudson County, New Jersey (a "Qualified Appraiser") and each submit to such Qualified Appraiser within sixty (60) days of Landlord's Rent Notice its sealed final determination of the fair market rental. Each of the Landlord and Tenant may submit to the independent Qualified Appraiser documentation in support of its determination of fair market rent. If the parties are unable to agree upon such independent Qualified Appraiser, either party may request the American Arbitration Association in Newark, New Jersey, to appoint such independent Qualified Appraiser which request shall be made no later than fifty (50) days of the Landlord's Rent Notice. The independent Qualified Appraiser shall, within thirty (30) days of his/her appointment, select either Landlord's determination of fair market rent or Tenant's determination of fair market rent as set forth in each party's sealed bid, which determination shall be binding upon both Landlord and Tenant; provided that if the lower of Landlord's and Tenant's final determinations is less than five (5%) percent lower than the higher determination, then the fair market rents submitted by both shall be averaged. The parties shall share equally in the cost of any independent Qualified Appraiser. In the event Tenant fails to submit any information or make any election by the dates specified (time being of the essence), then Tenant shall be deemed to have waived its right to dispute the Base Rent as set forth in Landlord's Rent Notice, and thereupon the Base Rent shall for the extended term be as set forth in Landlord's Rent Notice. In the event Landlord fails to submit Landlord's final determination by the date specified (time being of the essence), then Landlord shall be deemed to have waived its right to dispute the Base Rent as set forth in Tenant's final determination, and thereupon the Base Rent shall for the extended term be as set forth in Tenant's final determination.

         32.3 Not later than the date (the "Renewal Date") which is the earlier to occur of (a) 15 days after the final determination of the Base Rent to be paid during a particular extension period as hereinabove provided, and (b) fifteen days after the date which such final determination would otherwise have been made pursuant to the time periods set forth above but for any delay caused by Tenant, Tenant shall have the right to give Landlord notice of Tenant's exercise of the renewal option at the fair market rental as determined above, time being of the essence. In the event Tenant fails to exercise a renewal option by the Renewal Date, the renewal option shall be deemed waived and of no further force or effect. All of the provisions of this Lease shall apply during the extension period, other than (i) the amount of Base Rent payable hereunder, which shall be in the amount determined pursuant to Section 32.2 above, (ii) any reduction in the Premises, the recalculation of Tenant's Percentage and a pro-rata reduction in parking based upon such reduction in the Premises, as a result in Tenant's election to renew as to less than the entire Premises as provided in Section 32.1 above, (iii) the number of renewal options remaining to be exercised, and (iv) the provisions of the Work Agreement.

                                   ARTICLE 33

                              RIGHT OF FIRST OFFER

         33.1. Provided there exists no Event of Default and subject to (i) any rights of tenants in the Building and tenants in the Phase II Building (provided that Landlord or an affiliate of Landlord constructs the Phase II Building) to extend their respective leases pursuant to an express renewal option provided in such existing tenant's lease, and (ii) the rights in the Phase II Building of any tenant in the Phase II Building that leases 200,000 square feet as set forth in Section 33.9, Landlord grants to Tenant the right of first offer to lease space in both the Building and the Phase II Building (in the event Landlord or any affiliate of Landlord constructs and then owns the Phase II Building)
(collectively, the "First Offer Space") which becomes available after the initial leasing of the First Offer Space, upon the following terms and conditions set forth in this Article 33.

         33.2. Landlord shall give to Tenant a notice (an "Offer Notice") that such First Offer Space is available or shall become available (the First Offer Space that is the subject of any Offer Notice is herein called the "Proposed Space"). Each Offer Notice shall (A) designate the location and set forth the number of rentable square feet contained within the Proposed Space to which such notice pertains and shall be accompanied by a floor plan delineating such Proposed Space), (B) set forth the date after the date of such Offer Notice upon which Landlord anticipates being able to deliver such Proposed Space to Tenant (such dated is called the "Anticipated PS Inclusion Date"), (C) set forth Landlord's determination of the fair market rental for such Proposed Space ("Landlord's PS Rent Determination"), (D) set forth Tenant's time to give an Acceptance Notice or waive its right, which shall not be less than thirty (30) days, and (E) set forth the term for which Landlord is willing to lease the Proposed Space.

         33.3 Tenant, by notice ("Acceptance Notice") given to Landlord on or before the date that is thirty (30) days after Tenant's receipt of an Offer Notice, may irrevocably elect to include the Proposed Space in the Premises. The failure by Tenant to furnish an Acceptance Notice to Landlord in a timely manner, as required above, shall constitute a waiver by Tenant of all of Tenant's rights under this Article 33 with respect to the next leasing of the Proposed Space for which Tenant is given notice and shall release Landlord from any further obligation to offer the Proposed Space to Tenant prior to the next leasing thereof. Notwithstanding the foregoing, if Landlord either (i) fails to enter into a lease for such Proposed Space on substantially the same terms and conditions as set forth in Landlord's notice to Tenant within twelve (12) months of the date of Landlord's notice to Tenant, or (ii) desires to lease the Proposed Space for less than ninety percent (90%) of the Landlord's PS Rent Determination, then Tenant's right of first offer with respect to such Proposed Space shall be reinstated, and Landlord shall not lease the Proposed Space to a third party without Landlord again offering such Proposed Space to Tenant pursuant to the provisions of this Article 33.

         33.4 If Tenant timely delivers an Acceptance Notice with respect to any Proposed Space, then, on the applicable Proposed Space Inclusion Date (as defined below), such Proposed Space shall become part of the Premises, upon all of the terms and conditions set forth in this Lease, and in order to give effect thereto: (a) the rentable area of the Premises shall be increased by the number of rentable square feet in the Proposed Space in question; and (b) the Base Rent payable under this Lease shall be increased to include the Base Rent for the Proposed Space (as determined for the Proposed Space as hereinabove set forth). "Proposed Space Inclusion Date" as to any Proposed Space, means the date upon which Landlord delivers to Tenant vacant possession of such Proposed Space in its "as-is" condition.

         33.5 Landlord shall use reasonable efforts to deliver vacant possession of any applicable Proposed Space to Tenant on the Anticipated PS Inclusion Date therefor (and, failing which, shall continue to use reasonable efforts to deliver vacant possession of such Proposed Space to Tenant as soon as reasonable thereafter). In the event Landlord, despite Landlord's reasonable efforts, is unable to deliver vacant possession of the Proposed Space within five (5) months of the Anticipated PS Inclusion Date, Tenant shall have the right, upon notice to Landlord to be given at any time after the expiration of such five (5) month period, to revoke its Acceptance Notice, whereupon neither party shall have any further liability to the other with respect to such Proposed Space.

         33.6 If Tenant fails timely to give an Acceptance Notice with respect to any Proposed Space, then Tenant rights with respect to such Proposed Space shall expire (except as provided in Section 33.3), and thereafter Landlord shall have no further obligation to Tenant with respect to the Proposed Space until such Proposed Space again becomes available after the next leasing thereof.

         33.7 Promptly after the occurrence of the Proposed Space Inclusion Date with respect to any Proposed Space, Landlord and Tenant shall confirm the occurrence thereof and the inclusion of such Proposed Space in the Premises by executing an instrument reasonably satisfactory to Landlord and Tenant; provided, that failure by Landlord or Tenant to execute such instrument shall not affect the inclusion of such Proposed Space in the Premises in accordance with this Article 33.

         33.8 Nothing contained herein shall be deemed to grant Tenant a right of first refusal for the leasing of the First Offer Space, it being the intention of the Landlord and Tenant that the right of first offer granted under this Article 33 is for the purpose of affording Tenant the opportunity to offer to lease additional space at the time that such space becomes available.

         33.9 Notwithstanding anything to the contrary contained in this Article 33, Tenant's rights to additional space granted under this Section 33 shall be subject and subordinate to any rights relating to space in the Phase II Building granted to a entity which at any time leases 200,000 rentable square feet or more in the Phase II Building, including, without limitation, any expansion options, right of first refusal to lease additional space, or right of first offer for additional space granted to such tenant for space in the Phase II Building.

                                   ARTICLE 34

                                              [INTENTIONALLY OMITTED]

                                   ARTICLE 35

                       FIRST AND SECOND EXPANSION OPTIONS

         35.1 Provided there is no Event of Default hereunder either as of the date Tenant provides Landlord with either expansion notice as provided in Sections 35.3 or 35.2 or as of the first day of the lease term for the applicable expansion space, Tenant shall have the right to exercise two (2) separate and independent expansion options in accordance with the provisions of this Article 35. The first expansion option ("First Expansion Option") shall afford Tenant the right to lease starting at the time determined in accordance with this Article 35 during the period beginning one hundred twenty (120) months after the Base Rent Commencement Date and ending one hundred fifty (150) months after the Base Rent Commencement Date, the First Expansion Space in accordance with this Article 35. The second expansion option ("Second Expansion Option") shall afford Tenant the right to lease starting at the time determined in accordance with this Article 35 during the period beginning one hundred eighty
(180)  months after the Base Rent  Commencement  Date and ending two hundred ten
(210) months after the Base Rent Commencement Date (assuming Tenant has exercised its option to extend the Term for its first five (5) year extension period pursuant to Article 32), the Second Expansion Space in accordance with this Article 35. The First Expansion Option and Second Expansion Option are sometimes collectively referred to herein as the "Expansion Options" or individually as an "Expansion Option", the First Expansion Space or Second Expansion Space are sometimes collectively referred to herein as the "Expansion Spaces" or individually as "Expansion Space." Landlord shall use good faith efforts promptly after Landlord's entry into any lease or modification for the First Expansion Space to notify Tenant and shall, at Tenant's request, advise Tenant at any time as to the scheduled expiration date for any lease covering the First Expansion Space or Second Expansion Space for the purpose of affording Tenant the opportunity to anticipate the approximate date that such space will become available.

         35.2. (i) Landlord shall notify Tenant ("Landlord's First Notice") of the date that Landlord anticipates that the First Expansion Space will become available in accordance with Section 35.1 (the "First Anticipated Commencement Date") no later than eight years and six months after the Base Rent Commencement Date.

                  (ii) Tenant shall have the right to exercise the First Expansion Option by delivering notice ("Tenant's First Notice") to Landlord electing to lease the First Expansion Space on or before 5:00 p.m. New Jersey time on the date that is the later of (i) the ninth anniversary of the Base Rent Commencement Date or (ii) eighteen months prior to the First Anticipated Commencement Date (time being of the essence). In the event that Tenant has received or is deemed to have received Landlord's First Notice and fails to deliver Tenant's First Notice within the timeframe required in this subparagraph, time being of the essence, it shall be deemed to have waived the First Expansion Option.

                  (iii) The lease Term for the First Expansion Space shall commence on the date that the First Expansion Space is made available to Tenant free of any prior tenants or occupants, and, at Landlord's expense, broom clean, vacant and demolished. The lease term for the First Expansion Space shall terminate on the expiration or earlier termination of the Term of the lease for the Premises and upon commencement of the Lease Term for the First Expansion Space it shall be deemed a part of the Premises for all purposes under this Lease, including without limitation, the renewal options set forth in Article
32. Landlord shall give Tenant ninety (90) days' prior notice of the date that the First Expansion Space shall be made available to Tenant which date (the "First Availability Date") shall not be before the First Anticipated Commencement Date for the First Expansion Space nor later than two hundred seventy (270) days after the First Anticipated Commencement Date for the First Expansion Space. If Landlord becomes aware that possession of the First
Expansion Space will not be available for delivery to Tenant on the First Availability Date, Landlord will use its reasonable, diligent, lawful efforts to evict any holdover tenant or other occupant of such space including by the prompt commencement and prosecution of a legal action when appropriate. In the event Landlord, despite Landlord's reasonable efforts, is unable to deliver vacant possession of the First Expansion Space within nine (9) months of the First Availability Date, Tenant shall have the right to (i) withdraw its exercise of the First Expansion Option by notice to Landlord after the expiration of said nine (9) month period and (ii) seek damages on account of the non-delivery of such Expansion Space. Upon the withdrawal of Tenant's First Exercise Option the three (3) year period for any takeover agreement pursuant to
Section 10.6 shall be increased to five (5) years.

         35.3. (i) Provided that Tenant exercised its First Expansion Option pursuant to Article 35 above and the Lease has been extended for the first renewal option as provided in Article 32, Landlord shall notify Tenant ("Landlord's Second Notice") of the location of the Second Expansion Space and the date that Landlord anticipates the Second Expansion Space to become available (the "Second Anticipated Commencement Date") no later than the thirteen years and six months after the Base Rent Commencement Date. The Second Expansion Space shall be made available to Tenant within the time period set forth in Section 35.1.

                  (ii) Tenant shall have the right to exercise the Second Expansion Option by delivering notice ("Tenant's Second Notice") to Landlord electing to lease the Second Expansion Space on or before 5:00 p.m. New Jersey time on the date that is the later of (i) the fourteenth anniversary of the Base Rent Commencement Date or (ii) eighteen (18) months prior to the Second Anticipated Commencement Date (time being of the essence). In the event that Tenant has received or is deemed to have received Landlord's Second Notice and fails to deliver Tenant's Second Notice within the time frame required in this
Section 35.3, time being of the essence, it shall be deemed to have waived the Second Expansion Option.

                  (iii) The lease term for the Second Expansion Space shall commence on the date that the Second Expansion space is made available to Tenant free of any prior tenants or occupants, and, at Landlord's expense, broom clean, vacant and demolished. The lease term for the Second Expansion Space shall terminate on the expiration or earlier termination of the Term of the lease for the Premises and upon commencement of the Lease Term for the Second Expansion Space it shall be deemed a part of the Premises for all purposes under this Lease, including without limitation, the renewal options set forth in Article
32. Landlord shall give Tenant ninety (90) days' prior notice of the date that the Second Expansion Space shall be made available to Tenant which date (the "Second Availability Date") shall not be before the Second Anticipated Commencement Date for the Second Expansion Space nor later than two hundred seventy (270) days after the Second Anticipated Commencement Date for the Second Expansion Space. If Landlord becomes aware that possession of the Second
Expansion Space will not be available for delivery to Tenant on the Second Availability Date, Landlord will use its reasonable, diligent, lawful efforts to evict any holdover tenant or other occupant of such space including by the prompt commencement and prosecution of a legal action when appropriate. In the event Landlord, despite Landlord's reasonable efforts, is unable to deliver vacant possession of the Second Expansion Space within nine (9) months of the Second Availability Date, Tenant shall have the right to (i) withdraw its exercise of the Second Expansion Option by notice to Landlord after the expiration of said nine (9) month period and (ii) seek damages on account of the non-delivery of such Expansion Space. Upon the withdrawal of Tenant's Second Exercise Option the three (3) year period for any takeover agreement pursuant to
Section 10.6 shall be increased to five (5) years.

         35.4. Upon the exercise of either Expansion Option, Landlord and Tenant shall enter into an amendment to this Lease incorporating the terms and provisions of this Article 35 and such other terms as are necessary and appropriate providing for the lease of the Expansion Space (it being the intent that the provisions of the Lease shall apply to the Expansion Space with appropriate adjustments to such provisions as Tenant's Proportionate Share, the amount of Expansion Space remaining, and other similar appropriate adjustments taking into account the term of Expansion Space and the amount of Expansion Space leased);provided, that failure by Landlord or Tenant to execute such instrument shall not affect the leasing of such Expansion Space to Tenant in accordance with this Article 35.

         35.5. The annual Base Rent for the Expansion Spaces shall be the "fair market rent" for such space as defined in Section 32.2(ii) of this Lease. Within twenty (20) days after the exercise by Tenant of its Expansion Option, Landlord shall notify Tenant of Landlord's determination of the annual Base Rent for the Expansion Space (the "Initial Rent Offer"). Tenant shall have thirty (30) days ("Tenant's Review Period") after receipt of Landlord's Initial Rent Offer within which to accept such offer. In the event Tenant fails to accept in writing Landlord's Initial Rent Offer, then such proposal shall be deemed rejected, and Landlord and Tenant shall attempt to agree upon the fair market rent. If Landlord and Tenant fail to reach agreement within thirty (30) days following Tenant's Review Period ("Outside Agreement Date"), then each party shall, within fifteen (15) days of the Outside Agreement Date, mutually agree upon an independent appraiser who is a member of the American Institute of Real Estate Appraisers, having at least seven (7) years experience in appraising commercial real estate in Hudson County, New Jersey (a "Qualified Appraiser") and each submit to such Qualified Appraiser within twenty (20) days of the Outside Agreement Date its sealed final determination of the fair market rental. Each of the Landlord and Tenant may submit to the independent Qualified Appraiser documentation in support of its determination of fair market rental. If the parties are unable to agree upon such independent Qualified Appraiser, either party may request the American Arbitration Association in Newark, New Jersey, to appoint such independent Qualified Appraiser which request shall be made no later than fifteen (15) days of after the Outside Agreement Date. The independent Qualified Appraiser shall, within thirty (30) days of his/her appointment, select either Landlord's determination of fair market rent or Tenant's determination of fair market rent as set forth in each party's sealed bid, which determination shall be binding upon both Landlord and Tenant; provided that if the lower of Landlord's and Tenant's final determinations is less than five (5%) percent lower than the higher determination, then the fair market rents submitted by both shall be averaged. The parties shall share equally in the cost of any independent Qualified Appraiser. Both Landlord and Tenant agree to be irrevocably bound by the final decision in arbitration, and Tenant shall not have the right to withdraw the exercise of its Expansion Option. Pending resolution of the issue of fair market rent, Tenant shall pay to Landlord as of commencement of the term for the Expansion Space, the Base Rent and Additional Rent as established by Landlord, subject to adjustment upon final determination. In the event that it is established that the Base Rent is less than the Base Rent as established by Landlord, Landlord shall reimburse Tenant any overpayment of Base Rent within thirty (30) days of such final determination or at Tenant's option offset such overpayment against the next due payment(s) of Rent, together with interest on such overpayment at a rate equal to the per annum prime rate or base rate announced from time to time by Citibank. N.A. for the period of such overpayment through the date of such reimbursement to Tenant or offset by Tenant, as applicable.


                                   ARTICLE 36

                           COMPETING PUBLISHING FIRMS

         36.1. Landlord represents and warrants that it has not as of the date hereof entered into any direct leases for space in the Building with any Publishing Firms. Landlord agrees that it shall not enter into any direct leases for space in the Building with any Publishing Firms. Landlord shall include in all leases entered into for space in the Building during the Term a provision expressly prohibiting subleasing or assigning to any Publishing Firm as listed on either Exhibit "I" or the Revised Publishing Firm Exhibit in effect as of the date of the execution of such lease, and a covenant by the tenant to the effect that it shall not by lease, assignment, sublease, license, use and occupancy agreement or otherwise permit a Publishing Firm as listed on either Exhibit "I" or the Revised Publishing Firm Exhibit in effect as of the date of the execution of such lease other than Tenant to occupy for the conduct of its business any of its space in the Building. Landlord shall use reasonable efforts to attempt to enforce such term in any lease in the event of a violation thereof by seeking injunctive relief and actual damages (using counsel reasonably satisfactory to both parties) with outside counsel fees and disbursements and court costs reasonably incurred by Landlord in connection with the enforcement of any such prohibition to be Tenant's expense. The Building shall not be named after any other Publishing Firm.


                                   ARTICLE 37

                                     PARKING

         37.1. Throughout the term of this Lease, Tenant shall have the right to use for parking up to .92 automobile parking spaces per 1,000 square feet of Rentable Area comprising the Premises (i.e. 352 spaces based upon a Rentable Area of the Premises of 383,128 square feet) 35% of which spaces shall be in the valet parking lot contained within the Building (the "Building Lot"), and 65% of which shall be on an unreserved basis in Municipal Parking Garage B located on Second Street between River Street and Hudson Street, Hoboken, New Jersey (hereinafter referred to as the "Garage") in accordance with and subject to the provisions of this Article, subject to a pro-rata increase in the number of spaces in the event of Tenant's exercise of the Initial Expansion Option, the First Expansion Option or the Second Expansion Option, or pro-rata decrease in the number of space in the event of Tenant's exercise of the Initial Contraction Option. Whether or not Tenant shall actually use all of such parking spaces provided for herein, Tenant shall be obligated to pay Landlord the fees and charges for all of such parking spaces as determined by Section 37.4 below. Notwithstanding the foregoing, in the event Tenant does not intend to initially utilize all of the parking spaces allocated to Tenant hereunder, Tenant shall notify Landlord prior to the Commencement Date of actual number of parking spaces which Tenant elects to initially use (which shall be subject to the percentage allocation between the Building Lot and the Municipal Lot as set forth above), and Tenant shall only be responsible for the fees and charges for such number of spaces. Thereafter, Tenant shall have the right, by notice to Landlord prior to December 1 of each year, to (i) increase the number of parking spaces for the following calendar year up to the full number of spaces allocated to Tenant hereunder, which allocation shall continue for such calendar year, or
(ii) decrease the number of parking spaces for the following year, provided that if Tenant elects to decrease the number of space in any year, the total allocated spaces to which Tenant is entitled shall be reduced by such amount (for example, if Tenant reduces the number of space in a year by 20 spaces the total allocation of 352 spaces shall be reduced to 332 spaces) and Tenant shall not be entitled to increase its spaces thereafter. The spaces by which Tenant elects to decrease its space shall consist of 65% Garage spaces and 35% the Building Lot Spaces; provided that at such time as Tenant's spaces within the Building Lot have been reduced to 90 spaces applying the aforesaid proportion, any further decrease in Tenant's spaces may, at Tenant's election be solely to the Garage spaces or is such pother proportion as Tenant may elect, in order that Tenant may maintain no less than 90 spaces in the Building Lot regardless of any further reduction of spaces in the Garage. Nothing shall prohibit Tenant from reducing is spaces in the Building Lot below 90 spaces. In the event Tenant has elected to decrease its number of spaces in the Building Lot after the Commencement Date, Tenant shall have the right, by notice to Landlord prior to December 1 of each year, to thereafter increase the number of spaces in the Building Lot up to the number of space it previously elected to surrender, provided that at the time of such notice from Tenant Landlord has spaces in the Building Lot available to provide to Tenant. If Landlord does not have such spaces in the Building Lot available at the time Tenant gives notice to Landlord electing to increase its spaces, Landlord agrees to provide to Tenant any spaces up to such number that are then currently available, and thereafter to provide the balance of such spaces if and when spaces become available for Landlord to provide to Tenant. Such parking spaces shall not be considered a part of the Premises. Tenant understands and agrees that Tenant shall have no right to require Landlord to provide Tenant with more parking spaces at the Garage or in the Building Lot than the number to which Tenant is entitled as set forth above at any time (except as a result of the exercise of the Initial Contraction Option, Initial Expansion Option, First Expansion Option or Second Expansion Option), regardless of whether one (1) or more of the parking spaces in the Garage are then unassigned or unused.

         37.2. Tenant shall observe all rules and regulations adopted by Landlord or any operator of the Garage or the Building Lot, which rules and regulations adopted by Landlord shall be reasonable and applied to all tenants of the Building in a non-discriminatory manner. Landlord or any operator of the Garage will not be required to allow any vehicle to be brought into the Garage or the Building Lot unless the driver of such automobile shall produce suitable identification showing that such driver is authorized by Tenant to park such automobile therein. Tenant covenants and agrees that such parking spaces shall be used exclusively by Tenant or Tenant's designated employees. Notwithstanding the foregoing, Tenant shall have the right to designate all or a part of its parking spaces within the Building Lot as "Visitors Parking", subject to the establishment of procedures reasonably acceptable to Landlord and the operator of the Building Lot for providing access to the Building Lot by Tenant's visitors. The operator of the Garage or garages or any Municipal Parking Garage or garages referred to herein and the Building Lot shall have the right to establish uniform regulations governing the use and occupancy of any garage or garages operated by it and to make determinations with respect to the bona fide tenant status of any person claiming the right to use one of the parking spaces pursuant to the provisions of this Article 37, and Tenant covenants and agrees to cooperate fully with the Landlord and the operator of the Garage or garages to provide all information reasonably necessary to the making of such determination. Landlord and/or the operator of the Garage or garages shall be entitled to terminate the parking privileges granted herein as to any person for violation of any regulations established by the operator of the Garage or garages beyond any applicable notice or cure periods set forth in the agreement attached hereto as Exhibit "J" or such other notice and cure periods as such operator establishes for the Garage or garages.

         37.3. The parking spaces, all other parking areas and the roadways and driveways used in connection therewith by Tenant and its invitees shall be used at their own risk, and Landlord shall not be liable for loss or damage to any vehicle or its contents, resulting from theft, collision, vandalism or any cause whatsoever, it being understood that Landlord has no operation or management rights in said Garage or garages. Except as set forth in the security specifications attached hereto as Exhibit "H", Landlord shall have no obligation to provide a guard or other personnel or device to patrol, monitor, guard or secure any parking area, and if Landlord does provide such personnel or device Landlord shall have the right to terminate or withdraw such personnel or device at any time. Landlord shall have no liability for any acts or omissions of such personnel or device in failing to prevent such theft, vandalism, or loss or damage by any cause whatsoever.

         37.4. Tenant shall pay to Landlord as Additional Rent the monthly payment in advance of all charges, costs and expenses applicable to said parking spaces at the rental rate per space per month (i) for spaces in the Building Lot at the initial rate of $325.00 per month per space, subject to escalation as provided in Section 37.7, and (ii) for spaces in the Garage at the rates set forth in the parking agreement attached hereto as Exhibit J. Landlord covenants that provided that Tenant has paid to Landlord the Additional Rent as provided in the preceding sentence on a timely basis, Landlord shall pay all charges for Tenant's spaces in the Garage in accordance with the parking agreement attached hereto as Exhibit "J". In the event Landlord fails to pay the Garage charges for Tenant's parking spaces allocated hereunder, which charges have been received by Landlord from Tenant in accordance with this Section 37.4, Tenant shall have the right, upon no less than five (5) business days notice to Landlord, to make such monthly payment for Tenant's spaces directly to the Garage operator, and Landlord shall reimburse Tenant for the amount of such payment within thirty
(30) days of written demand therefor by Tenant. In the event Landlord fails to make such payment when due, it shall bear interest until paid at the Default Interest Rate, and Tenant's right to recover such amounts shall include the right to set-off the amount of such payment against and to the extent of those Garage charges and expenses thereafter billed to Tenant by Landlord as Additional Rent under this Section 37.4.

         37.5. If reasonably necessary for maintenance or repairs the operator of Garage B wishes to substitute space during the period of such maintenance or repairs in Municipal Parking Garage D (on Hudson Street between Second Street and Third Street) or Municipal Parking Garage G (on Hudson between Third Street and Fourth Street) for the space in Garage B provided for herein, said operator shall have the right to do so, without limitation. Nothing contained in this
Article 37 shall be deemed to confer upon the Tenant, or any person or persons claiming by or through the Tenant, any right to utilize any parking space in any of the Municipal parking Garages or other facility operated by the Parking Authority of the City of Hoboken except as and to the extent expressly provided herein.

         37.6. Notwithstanding anything contained in this Lease to the contrary, the provisions hereof relating to parking other than the Building Lot are subject to that certain Agreement with the Parking Authority of the City of Hoboken, as the same may have been or may hereafter be modified or amended, a copy of which is annexed hereto and made a part hereof as Exhibit "J".

         37.7. In the event the Consumer Price Index (as hereinafter defined) in effect for the month in which the two year anniversary date of the date upon which the Substantial Completion of the Base Building Work occurs and on each two year anniversary thereafter (an "Adjustment Date") shall exceed the Consumer Price Index figure in effect for the month in which the Substantial Completion of the Base Building Work occurs, the monthly charge per space of $325.00 ("Initial Rate"), commencing on each such Adjustment Date, and continuing thereafter until the next Adjustment Date, shall be increased to an amount equal to the product of (a) one plus the percentage increase in the Consumer Price Index figure in effect in the month in which such Adjustment Date occurs over the Consumer Price Index in effect in the month in which the Substantial Completion of the Base Building Work occurs and (b) the Initial Rate. The term "Consumer Price Index " shall mean the Consumer Price Index for All Urban Consumers for the New York, Northern New Jersey are as published by the Bureau of Labor Statistics (1982-1984=100) for the New York, Northern New Jersey area. In the event said index is discontinued, then the index having the same or generally similar functions then in use shall be employed by Landlord for the purposes of this Section 37.7.


                                   ARTICLE 38

                                   ARBITRATION

         38.1. In any case in which this Lease expressly provides that a matter is to be determined by arbitration and does not otherwise provide a mechanism for arbitration, such arbitration shall be conducted in the City of Newark, New Jersey, in accordance with the Commercial Arbitration Rules (Expedited Procedures) of the AAA, except that the provisions of this Article 37 shall supersede any conflicting or inconsistent provisions of said rules. The party requesting arbitration shall do so by giving notice to that effect to the other party, specifying in said notice the nature of the dispute, and that said dispute shall be determined in Newark, by a panel of up to 3 arbitrators in accordance with this Article 38. Landlord and Tenant shall each appoint their own arbitrator within 20 days after the giving of notice by either party. If either Landlord or Tenant shall fail timely to appoint an arbitrator, the appointed arbitrator shall select the second arbitrator, who shall be impartial, within 20 days after such party's failure to appoint. The arbitrators so appointed shall meet and shall, if possible, determine such matter within 10 days after the second arbitrator is appointed and their determination shall be binding on the parties. If for any reason such two arbitrators fail to agree on such matter within such period of 10 days, then either Landlord or Tenant may request the AAA to appoint an arbitrator who shall be impartial within 30 days of such request and both parties shall be bound by any appointment so made within such 30 day period. The third arbitrator shall subscribe and swear to an oath fairly and impartially to determine such dispute. Within 7 days after the third arbitrator has been appointed, each of the first two arbitrators shall submit their respective determinations to the third arbitrator who must select one or the other of such determinations (whichever the third arbitrator believes to be correct or closest to a correct determination) within 7 days after the first two arbitrators shall have submitted their respective determinations to the third arbitrator, and the selection so made shall in all cases be binding upon the parties, and judgment upon such decision may be entered into any court having jurisdiction. In the event of the failure, refusal or inability of an arbitrator to act, a successor shall be appointed within 10 days as hereinbefore provided. The third arbitrator shall be experienced in the issue with which the arbitration is concerned and shall have been actively engaged in such field for a period of at least 10 years before the date of his or her appointment hereunder. If the second arbitrator is appointed by the first arbitrator as provided above, such second arbitrator shall also be experienced in the issue with which the arbitration is concerned and have been actively engaged in such field for a period of at least 10 years before the date of his or her appointment hereunder. The third arbitrator shall apply the laws of the State of New Jersey without giving effect to any principles of conflicts of laws. The third arbitrator shall schedule a hearing where the parties and their advocates shall have the right to present evidence, call witnesses and experts and cross-examine the other party's witnesses and experts. The losing party shall pay the fees and expenses of all arbitrators acting under this Article 38.


                                   ARTICLE 39

                                  MISCELLANEOUS

         39.1. Entire Agreement. This Lease contains the entire agreement between the parties, and any attempt hereafter made to change, modify, waive, discharge or effect an abandonment of it in whole or in part shall be void and ineffective unless in writing and signed by the party against whom enforcement of the change, modifications, waiver, discharge or abandonment is sought.

         39.2. Jury Trial Waiver. To the extent permitted by law, Landlord and Tenant do hereby waive trial by jury in any action, proceeding or counterclaim brought by either of the parties hereto against the other on any matter whatsoever arising out of or in any connection with this Lease, the relationship of Landlord and Tenant, Tenant's use or occupancy of the Premises, and/or any claim, injury or damage, or any emergency or statutory remedy.

         39.3. Broker. (a) Tenant and Landlord each warrant and represent to the other that it has not dealt with any real estate broker or sales representative in connection with this Lease except SJP Corporate Real Estate Services, Inc. and Insignia/ESG, Inc. (collectively, the "Broker"). Each party agrees to indemnify, defend and hold harmless the other from and against all threatened or asserted claims, liabilities, costs or damages (including, without limitation, reasonable attorney's fees and disbursements) which may be asserted against or incurred by the other as a result of a breach of its warranty and representation. This representation shall survive the expiration or sooner termination of this Lease.

         (b) Subject to Landlord's reimbursement obligation as expressly provided in Section 2.2, Tenant shall be solely responsible for, and shall pay directly to Insignia/ESG, Inc., all amounts which are or may become due and payable to Insignia/ESG, Inc. pursuant to the terms of that certain agreement between Tenant and Insignia/ESG, Inc. dated as of March 1, 1999 or any other commission or other compensation to which Insignia/ESG, Inc. may otherwise be entitled in its representation of Tenant in connection with this Lease. Tenant shall provide documentation reasonably satisfactory to Landlord of all payments made to Insignia/ESG in connection with this Lease. Tenant agrees to indemnify and hold Landlord harmless from and against all threatened or asserted claims, liabilities, costs or damages (including, without limitation, reasonable attorney's fees and disbursements) which may be asserted against or incurred by Landlord by Insignia/ESG or any of its agents in connection with this Lease, including, without limitation, all amounts may be due or claimed by Insignia/ESG under that certain agreement between Tenant and Insignia/ESG, Inc. dated as of March 1, 1999.

         39.4. Separability. If any term or provision of this Lease or the application thereof to any person or circumstances shall, to any extent, be invalid or unenforceable, the remainder of this Lease, or the application of such term or provision to persons or circumstances other than those to which it is held invalid or unenforceable, shall not be affected thereby and all other terms and provisions of this Lease shall be valid and enforced to the fullest extent permitted by law.

         39.5.    Interpretation.

                  (i) Whenever in this Lease any words of obligation or duty are used, such words or expressions shall have the same force and effect as though made in the form of covenants.

                  (ii) Words of any gender used in this Lease shall be held to include any other gender, and words in the singular number shall be held to include the plural, when the sense requires.

                  (iii) This Lease shall not be strictly construed either against Landlord or Tenant, regardless of whether any provision thereof has been drafted by Landlord or Tenant (or their respective attorneys).

                  (iv) The headings and captions contained in this Lease are inserted for convenience of reference only, and are not to be deemed part of or to be used in construing this Lease.

                  (v) The covenants and agreements herein contained shall, subject to the provisions of this Lease, bind and inure to the benefit of Landlord, its successors and assigns, and Tenant, its successors and permitted assigns except as otherwise provided herein.

                  (vi) This Lease has been executed and delivered in the State of New Jersey and shall be construed in accordance with the laws of the State of New Jersey.

                  (vii) Landlord has made no representations or promises with respect to the Premises or the Property, except as expressly contained herein.

         39.6. No Offer, Option, etc. The submission of this Lease to Tenant for examination does not constitute by Landlord a reservation of, or an option to Tenant for, the Premises, or an offer to lease on the terms set forth herein, and this Lease shall become effective as a lease agreement only upon execution and delivery thereof by Landlord and Tenant.

         39.7. Force Majeure. Whenever a period of time is herein prescribed for the taking of any action by Landlord, which action does not involve (i) the payment of money or other monetary obligations on the part of Landlord, or (ii) any failure or delay by Landlord in supplying information or giving any authorization, consent or approval by a date specified under the Work Agreement, Landlord shall not be liable or responsible for, and such period of time shall be extended by any delays due to Tenant Delay or Excusable Delay. Whenever a period of time is herein prescribed for the taking of any action by Tenant, which action does not involve: (i) the payment of money or other monetary obligations on the part of Tenant; (ii) any failure or delay by Tenant in supplying information or giving any authorization, consent or approval by a date specified under the Work Agreement; or (iii) furnishing to Landlord timely notice of the exercise by Tenant of its Renewal Options, Right of First Offer, Initial Contract Option, Initial Expansion Option, First Expansion Option and Second Expansion Option, such period of time in which Tenant is obligated to perform shall be extended by any delays due to Excusable Delay.

         39.8. Recording. This Lease shall not be recorded, except that upon the request of either party, the parties shall execute in recordable form, a short form memorandum of this Lease, provided that such memorandum shall not contain any of the specific rental terms set forth herein. Such memorandum may be recorded in the land records of the Hudson County Clerk's office and the party desiring such recordation shall pay all recording fees. Upon the expiration or earlier termination of this Lease, Tenant shall execute and deliver to Landlord, in recordable form, an instrument which terminates of record the memorandum of Lease. Tenant hereby appoints Landlord its attorney-in-fact to execute such instrument on Tenant's behalf. The provisions of this Section 39.8 shall survive the expiration or termination of this Lease.

         39.9. Signage. (i) Tenant shall be provided with not less than one hundred (100) listings on any lobby directory and exterior directional signage which lists the identities of the tenants in the building generally (such exterior listing shall be proportionate in size given the size of the Premises in proportion to space leased under other leases in the Building), and shall, as a part of the cost of Tenant Improvements, be entitled to an identification sign located on each floor of the Premises and at the entrance to the Premises, the size, location and design of which shall be subject to Landlord's approval, not to be unreasonably withheld, conditioned or delayed. Signage for other office tenants may not be more prominent that the signage for Tenant. Subject to compliance with all applicable Laws, Tenant shall have the right to install and maintain an exterior sign identifying the name of the Building as provided in subsection (ii) below over the entrances to the Building on Sinatra Drive and River Street, provided that the size and design of such signs shall be subject to Landlord's approval, not to be unreasonably withheld, conditioned or delayed, it being agreed that Landlord approves the sign depicted on Exhibit O attached hereto. Landlord shall not be permitted to place any sign on the exterior of the Building above the second floor of the Building. Landlord agrees that Tenant shall be permitted to install and maintain an exterior sign identifying Tenant at street level and that any exterior signs identifying other office tenants in the Building shall be at street level, the size of which other tenants' signs shall not be more prominent than the signage to which Tenant is entitled hereunder, and which other tenants' signs shall be sized by Landlord taking into account the size of the space leased to such other tenant and the appropriate dimensions of such a sign. Subject to the provisions of Section 39.12 regarding retail signage, all exterior signage shall be tastefully designed in order to reflect the first-class character of the Building. Landlord shall endeavor to provide Tenant with a copy of any plans submitted by any other tenant in the Building for its proposed signage prior to the installation of same, in order to afford Tenant with the opportunity to provide Landlord with any comments or suggestions which Tenant may have thereto, provided that Landlord shall have no duty or obligation to accept or comply or require compliance with such comments or suggestions, to incorporate any of Tenant's comments or suggestions in any consent, approval, denial or conditions issued by Landlord in connection with any request for approval requested by any other tenant.

(ii) Subject to the provisions of Article 13 of the Underlying Lease Agreement, during the Term of this Lease, and provided that the John Wiley & Sons, Inc. (together with its Affiliates and Business Groups under any sublease) remains in possession of at least 75% of the Premises, at Tenant's option the Building may be identified by Tenant as the "Wiley Building" or the "John Wiley & Sons Building" (as constituted on the Commencement Date) and Tenant, at its expense and subject to its obtaining any required governmental permits and approvals, shall have the right to install on the Building's exterior a sign identifying the Building as the "Wiley Building" or the "John Wiley & Sons Building" and to maintain, repair and replace, such exterior sign ("Tenant's Building Exterior Sign"). Tenant shall install, maintain, repair and replace Tenant's Building Exterior Sign in compliance with all applicable Laws. The locations and specifications for Tenant's Building Exterior Sign shall be subject to the prior written approval of Landlord, which approval shall not unreasonably be withheld, conditioned or delayed. Landlord makes no representations or warranties whatsoever as to the permissibility under applicable Laws of installing Tenant's Building Exterior Sign. Landlord, at Tenant's reasonable expense, shall cooperate with Tenant's efforts to obtain any such required permits and approvals, including, without limitation, executing and delivering any documents or instruments reasonably required by Tenant in connection therewith. In the event that John Wiley & Sons, Inc. shall change its name, Tenant shall have the right, upon no less than one (1) month notice, to change the Building Exterior Sign to reflect such name change.

                  (iii) Landlord shall cooperate with Tenant in the design and installation of an appropriate lobby reception facility, which shall include the exclusive right to maintain a sign directly behind the Building reception desk prominently displaying the name of the Building as provided in subsection (ii). Landlord shall have the right to maintain other less prominent signs in other areas of the lobby identifying other tenants in the Building, consistent with building standards and the aesthetics of the lobby.

         39.10.   Telecommunications Equipment.

         (i) If legally permitted, Tenant shall have the right to erect or place a telecommunications dish antenna or similar telecommunications equipment (the "Telecommunications Equipment") for the exclusive use of the occupants of the Premises on the roof of the Building, in accordance with the following provisions, which Telecommunications Equipment shall be designed in accordance with the specifications to be provided by Tenant and approved by Landlord with respect to the size, weight, location, screening, mounting and connection of the Telecommunications Equipment, such approval not to be unreasonably withheld or delayed, and any rejection by Landlord shall specify its basis for such rejection. In the event Landlord fails to respond to any request by Tenant for Landlord's approval of any Telecommunications Equipment specifications within ten (10) business days of Tenant's request, Landlord shall be deemed to have approved such specifications. Tenant covenants that the Telecommunications Equipment shall comply with the provisions of Article 43 of the Underlying Lease Agreement. It is expressly understood and agreed, in any event, that the design specifications shall include such modifications to the roof as shall be incorporated in the cost of installation as herein provided. In the event such design or operation shall, in the reasonable opinion of Landlord, impair the structural integrity of the roof and/or Building, Landlord reserves the right to disapprove Tenant's plans and specifications until the same shall be redesigned to eliminate Landlord's objection. With respect to any such redesign of the roof, any cost in connection with maintenance or repair which may thereafter be occasioned as a direct result of the installation or operation of the Telecommunications Equipment shall be paid for at the sole cost and expense of the Tenant and shall not be included as part of the Operating Expenses. Tenant shall furnish detailed plans and specifications for the Telecommunications Equipment to Landlord for its approval, which approval shall not be unreasonably withheld or delayed, provided Landlord may condition its consent by requiring that the Telecommunications Equipment be adequately screened or enclosed (at Tenant's sole expense) on the roof within the location approved by Landlord, which approval shall not be unreasonably withheld, conditioned or delayed, and which shall be in the least conspicuous location of all acceptable locations on which the Telecommunications Equipment might be located.

                  (ii) Upon approval of Tenant's plans and specifications, the Telecommunications Equipment shall be installed by Tenant at Tenant's expense. subject to reasonable supervision by Landlord with respect thereto; provided that any penetration of the roof shall be performed by Landlord's roofing contractor at Tenant's expense, at competitive prices. Such cost and expense shall include obtaining any special permits that may be required by any Governmental Authority in connection with such installation, including any cost attributable to the processing thereof. Subsequent to the installation of the Telecommunications Equipment, Tenant shall comply with all applicable laws and keep the Premises, Building and Land free and clear from liens arising from or related to Tenant's installation. Any cables, conduits or other physical connections between the Telecommunications Equipment and the Premises shall be concealed within permanent walls, floors, columns and ceilings of the Building and in the shafts of the Building provided for such installations, not damaging the appearance of the Building or reducing the usable or rentable space of the Building. Any installation or maintenance work performed by Tenant, or at Tenant's direction, shall be performed without interfering with Landlord's or any other tenant's use of the Building (provided that Landlord shall use reasonable efforts to provide temporary access, which may be under the supervision of Landlord, to another tenant's space solely for such installation and maintenance subject to the rights of such tenant occupying such space), and upon completion of such installation and maintenance (initially and from time to time) Tenant shall restore such portions of the Building to a condition reasonably comparable to that existing prior to such installation or maintenance. Tenant shall be responsible for procuring whatever licenses, approvals or permits may be required for the installation and use of the Telecommunications Equipment and the related support systems or operation of any equipment served thereby, and Landlord makes no warranties whatsoever as to the permissibility of such systems under applicable laws. Landlord shall reasonably cooperate with Tenant in procuring such licenses, approvals and permits at no expense to Landlord. Tenant's Telecommunications Equipment shall not constitute a nuisance, or interfere with the operations of Landlord or other tenants of the Building. Upon termination or expiration of this Lease, Tenant shall remove any Telecommunications Equipment installed by it, at its expense, and shall repair and restore the Building to a condition comparable to that existing prior to such installation. Landlord reserves the right to relocate said Telecommunications Equipment at Landlord's sole expense at competitive prices, provided that such relocation shall have no adverse impact on the operations of the Telecommunications Equipment.

                  (iii)   If   the    Telecommunications    Equipment   utilizes
electricity, Landlord agrees to permit Tenant to utilize the Building electricity, such electricity shall be submetered, and Tenant shall pay to Landlord all electricity and other charges, if any, directly resulting from the operation of the Telecommunications Equipment, which sum shall be deemed Additional Rent hereunder.

         39.11. Financial Information. Within ninety (90) days of the end of each fiscal year of Tenant during the Term, Tenant shall provide Landlord with a copy of its financial statements for such year audited by an independent certified public accountant; provided that so long as Tenant is a publicly traded company, Tenant's obligation to provide financial information shall be limited to providing to Landlord, upon Landlord's request, with copies of the most current 10Q and 10 K filings or financial reports or information otherwise made available by Tenant to the public in general unless such filings or financial reports or information are available electronically from the Securities and Exchange Commission or an affiliated organization. Landlord may provide such financial statements to its consultants, lenders and investors, but otherwise shall not provide the financial statements to third parties without the prior consent of Tenant.

         39.12 Retail Leasing. Landlord shall not, without the prior consent of Tenant, enter into a lease for any of the retail space within the Building which permits the use of such space for any purposes which are in violation of law which reasonable persons would deem to be pornographic or similarly offensive, check cashing, off-track-betting or similar gambling establishments, fortune tellers, psychic advisors, tattoo parlors, Methadone treatment centers or similar facilities primarily for drug addiction treatment, "soup kitchens" for the homeless or indigent, operations involved in the handling and treatment of hazardous substance on-site (such as on-site dry cleaning operations but excluding dry cleaning services that do not actual perform dry-cleaning on premises) provided that such limitation on operations involved in handling and treatment of hazardous substances on-site shall not exclude any operations such as photo-copying services or other businesses that utilize de minimus amount of hazardous substances in their operations. Landlord acknowledges that it is desired that the retail establishments on the first floor of the Building reflect the first-class nature of the Building, and Landlord shall use reasonable efforts to market the available retail space in the Building to entities consistent with such nature (including, without limitation and by way of example, drugstores, delis, coffee shops, newsstands, barber/hairdressers, banks, restaurants, fitness centers, eyeglass stores); provided that Landlord shall have no obligation to provide for such retail operations at the Building. In addition, Landlord shall require all retail signage to be consistent, in Landlord's reasonable discretion, with the standards of the Building (provided that nothing herein shall prohibit any retail tenant from utilizing its standard logos, trademarks and tradenames and standard style of signage or to prohibit any posting of advertisements or similar materials in any retail windows).

         39.13 Notification of Sale. If Landlord decides to sell the Building during the Term Landlord will provide Tenant with notice of Landlord's potential interest in selling the Building and will, if requested by Tenant, provide Tenant with the opportunity to meet with Landlord regarding any interest Tenant may have in acquiring the Building. Landlord will provide to Tenant with any marketing materials that Landlord makes generally available to potential purchasers of the Building. This notification shall not constitute a right of first refusal, right of first offer or option for the purchase of the Building.

         39.14 Cafeteria Flue. Tenant shall have the right, subject to the provisions of Article 8 hereof and the terms of the leases covering any affected space, to install and maintain an exhaust flue from the cafeteria kitchen within the Premises in such location as reasonably approved by Landlord, provided that such flue shall be concealed within permanent walls, floors, columns and ceilings of the Building, not damaging the appearance of the Building or reducing the usable or rentable space of the Building. Any work in connection with such flue may, at the option of Landlord, be performed by Landlord contractors at Tenant's expense. Landlord agrees to use reasonable efforts to obtain access for Tenant (which may be under the supervision of Landlord) in order for Tenant to perform any required maintenance of such flue. Any installation or maintenance work performed by Tenant, or at Tenant's direction, shall be performed without unreasonably interfering with Landlord's or any other tenant's use of the Building, and upon completion of such installation and/or maintenance (initially and from time to time) Tenant shall restore such portions of the Building to the same condition that existing prior to such installation or maintenance.

         IN WITNESS WHEREOF, the parties hereto have executed this Lease on the date first above written.

                                    LANDLORD:

                   BLOCK A SOUTH WATERFRONT DEVELOPMENT L.L.C.

                          By: HOBOKEN WATERFRONT, LLC,
                                   as Manager

WITNESS:                                    By:      SJP PROPERTIES COMPANY,
                                                                      as Manager


___________________________                By:_________________________________
                                           Name:
                                           Title:

                                           TENANT:

WITNESS:                                   JOHN WILEY & SONS, INC.


___________________________                By:_________________________________
                                           Name:
                                           Title: