Form 10-Q
period 2000-10-31
WILEY JOHN & SONS INC
filed 2000-12-12
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                              FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended October 31, 2000 Commission File No. 1-11507

                                   OR

[  ]               TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                          OF THE SECURITIES ACT OF 1934
                   For the transition period from to

                             JOHN WILEY & SONS, INC.
             (Exact name of Registrant as specified in its charter)

NEW YORK                                   13-5593032
----------------------------               ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

605 THIRD AVENUE, NEW YORK, NY            10158-0012
------------------------------            ----------
(Address of principal executive offices)  Zip Code

Registrant's telephone number, including area code  (212) 850-6000
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

The number of shares outstanding of each of the Registrant's classes of common stock as of October 31, 2000 were:

                Class A, par value  $1.00  -  49,269,941
                Class B, par value  $1.00  -  11,701,064



                  This is the first page of a 16 page document

                             JOHN WILEY & SONS, INC.

                                      INDEX





PART I - FINANCIAL INFORMATION                                          PAGE NO.

Item 1.    Financial Statements.

           Condensed Consolidated Statements of Financial Position - Unaudited
           as of October 31, 2000 and 1999, and April 30, 2000...............  3

           Condensed Consolidated Statements of Income - Unaudited
           for the Three and Six Months ended October 31, 2000 and 1999......  4

           Condensed Consolidated Statements of Cash Flows - Unaudited
           for the Six Months ended October 31, 2000 and 1999................  5

           Notes to Unaudited Condensed Consolidated Financial Statements..  6-9

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................ 10-13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk........ 14

PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders............ 14-15

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

SIGNATURES................................................................... 16

EXHIBITS

27         Financial Data Schedule

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)

                                                                                (UNAUDITED)
                                                                                October 31,                       April 30,
                                                                    ------------------------------------
 Assets                                                                    2000               1999                  2000
                                                                    ----------------  ------------------    ------------------

 Current Assets
      Cash  and cash equivalents                                  $         10,565             2,419      $          42,299
      Accounts receivable                                                   94,953            87,977                 68,080
      Inventories                                                           49,952            40,133                 46,109
      Deferred income tax benefits                                          13,427             3,883                 10,999
      Prepaid expenses                                                       8,518             6,082                  9,624
                                                                    ----------------  ------------------    ------------------
                     Total Current Assets                                  177,415           140,494                177,111

 Product Development Assets                                                 40,866            40,375                 39,809
 Property and Equipment                                                     37,564            34,301                 38,226
 Intangible Assets                                                         291,692           305,574                297,085
 Deferred Income Tax Benefits                                                2,415            11,463                  3,395
 Other Assets                                                               18,871            12,399                 13,711
                                                                 -------------------  ------------------    ------------------
                     Total Assets                                 $        568,823           544,606      $         569,337
                                                                 ===================  ==================  ====================

 Liabilities & Shareholders' Equity
 Current Liabilities
     Notes payable and current portion of long-term debt          $         78,445            69,736      $          30,000
     Accounts and royalties payable                                         78,606            56,192                 45,816
     Deferred subscription revenues                                         38,535            43,252                112,337
     Accrued income taxes                                                    8,568             6,719                  6,102
     Other accrued liabilities                                              51,116            50,260                 59,795
                                                                    ----------------  ------------------    ------------------
 Total Current Liabilities                                                 255,270           226,159                254,050

 Long-Term Debt                                                             65,000            95,000                 95,000
 Other Long-Term Liabilities                                                33,091            32,174                 32,109
 Deferred Income Taxes                                                      14,478            15,807                 15,440

 Shareholders' Equity                                                      200,984           175,466                172,738
                                                                 -------------------  ------------------    ------------------
Total Liabilities & Shareholders' Equity                          $        568,823           544,606      $         569,337
                                                                 ===================  ==================  ====================

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                     JOHN WILEY & SONS, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                   (In thousands except per share information)


                                                            Three Months                             Six Months
                                                          Ended October 31,                       Ended October 31,
                                                ---------------------------------------   -------------------------------------
                                                          2000              1999                  2000               1999
                                                --------------------   ----------------   -------------------  ---------------


Revenues                                        $          157,118           150,338      $       308,027            287,318

Costs and Expenses
     Cost of sales                                          49,001            49,272               96,934             96,814
     Operating and administrative expenses                  75,526            71,579              146,415            135,319
     Amortization of intangibles                             4,286             4,573                8,430              7,702
                                                --------------------   ----------------   -------------------   ---------------
     Total Costs and Expenses                              128,813           125,424              251,779            239,835
                                                --------------------   ----------------   -------------------   ---------------

Operating Income                                            28,305            24,914               56,248             47,483

Interest Income and Other                                      356               (67)                 882                557
Interest Expense                                            (2,391)           (2,313)              (4,502)            (4,146)
                                                --------------------   ----------------   -------------------   ---------------

Interest Expense - Net                                      (2,035)           (2,380)              (3,620)            (3,589)
                                                --------------------   ----------------   -------------------   ---------------

Income Before Taxes                                         26,270            22,534               52,628             43,894

Provision For Income Taxes                                   9,325             8,450               19,209             16,460

                                                --------------------   ----------------   -------------------   ---------------
Net Income                                      $           16,945            14,084      $        33,419             27,434
                                                ====================   ================   ===================   ===============
Income Per Share
     Diluted                                    $             0.27              0.22      $          0.53               0.42
     Basic                                      $             0.28              0.23      $          0.55               0.44

Cash Dividends Per Share
     Class A Common                             $             0.04          0.035625      $          0.08             0.07125
     Class B Common                             $             0.04          0.031875      $          0.08             0.06375

Average Shares
     Diluted                                                63,534            64,526               63,438               65,099
     Basic                                                  60,607            61,423               60,481               61,812


The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (In thousands)

                                                                                                     For The Six Months
                                                                                                      Ended October 31,
                                                                                     ------------------------------------------
                                                                                               2000                   1999
                                                                                     --------------------   -------------------
Operating Activities
     Net income                                                                    $           33,419                 27,434
     Non cash items
          Amortization of intangibles                                                           8,430                  7,702
          Amortization of composition costs                                                    11,374                 12,206
          Depreciation of property and equipment                                                7,095                  5,408
          Other non cash items                                                                 11,298                 24,070
     Net change in operating assets and liabilities                                           (81,199)               (90,470)
                                                                                     --------------------   -------------------
     Cash Used for Operating Activities                                                        (9,583)               (13,650)
                                                                                     --------------------   -------------------

  Investing Activities
     Additions to product development assets                                                  (16,376)               (14,858)
     Additions to property and equipment                                                      (11,546)                (4,417)
     Proceeds from sale of publishing assets                                                    2,500                     --
     Acquisition of publishing assets                                                          (7,052)              (139,838)
                                                                                     --------------------   -------------------
     Cash Used for Investing Activities                                                       (32,474)              (159,113)
                                                                                     --------------------   -------------------

  Financing Activities
     Repayment of long-term debt                                                              (30,000)                    --
     Net borrowings of short-term debt                                                         48,731                 39,736
     Cash dividends                                                                            (4,858)                (4,326)
     Purchase of treasury shares                                                               (1,664)               (10,968)
     Proceeds from exercise of stock options                                                    1,193                    709
                                                                                     --------------------   -------------------
     Cash Provided by Financing Activities                                                     13,402                 25,151
                                                                                     --------------------   -------------------

  Effect of Exchange Rate Changes on Cash                                                      (3,079)                 1,061
                                                                                     --------------------   -------------------

  Cash and Cash Equivalents
     Decrease for Period                                                                      (31,734)              (146,551)
     Balance at Beginning of Period                                                            42,299                148,970
                                                                                     --------------------   -------------------
     Balance at End of Period                                                      $           10,565                  2,419
                                                                                     ====================   ===================

  Cash Paid During the Period for
     Interest                                                                      $            5,381                  4,019
     Income taxes                                                                  $           14,468                  9,610


The   accompanying   Notes  are  an  integral   part  of  the  condensed
consolidated financial statements.

                           JOHN WILEY & SONS, INC., AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of October 31, 2000 and 1999, and April 30, 2000, and results of operations and cash flows for the periods ended October 31, 2000 and 1999. The results for the three and six months ended
     October 31, 2000 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 2000.

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


                                                       Three Months                           Six Months
                                                     Ended October 31,                    Ended October 31,
                                             ---------------------------------- -- ---------------------------------
                                                  2000               1999              2000               1999
                                             ---------------    ---------------    --------------    ---------------
                                                                          (thousands)
   Weighted average shares outstanding
                                                   60,956             61,946             60,817            62,333
   Less:  Unearned deferred compensation
         shares                                      (349)              (523)              (336)             (521)
                                             ---------------    ---------------    --------------    ---------------
   Shares used for basic income per share
                                                   60,607             61,423             60,481            61,812
   Dilutive effect of stock options and
         other stock awards                         2,927              3,103              2,957             3,287
                                             ---------------
                                                                ---------------    --------------    ---------------
   Shares used for diluted income per share
                                                   63,534             64,526             63,438            65,099
                                             ---------------    ---------------    --------------    ---------------


3.       Inventories were as follows:

                                   October 31, April 30,
                              --------------------------------
                                  2000              1999              2000
                              --------------    --------------    -------------
                                                (thousands)

     Finished goods                 $46,318            35,209          $40,370

     Work-in-process                  2,183             3,070            3,537

     Paper, cloth and other           4,990             3,868            5,241
                              --------------    --------------    -------------

                                     53,491            42,147           49,148

     LIFO reserve                   (3,539)           (2,014)          (3,039)
                              --------------    --------------    -------------

     Total inventories              $49,952            40,133          $46,109
                              --------------    --------------    -------------

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.       Comprehensive income was as follows:


                                                             Three Months                         Six Months
                                                          Ended October 31,                    Ended October 31,
                                                   ---------------------------------    --------------------------------
                                                       2000                1999             2000              1999
                                                   --------------      -------------    -------------     --------------
                                                                              (thousands)

    Net Income                                           $16,945             14,084          $33,419             27,434
    Other Comprehensive Income (Loss) - Foreign
         Currency Translation Adjustments
                                                            (309)               (67)            (886)               (11)
                                                   --------------      -------------    -------------     --------------

    Comprehensive Income                                 $16,636             14,017          $32,533             27,423
                                                   --------------      -------------    -------------     --------------

5. In August, 2000, the Company entered into an agreement to lease approximately 400,000 square feet of office space in Hoboken, New Jersey. The term of the lease is 15 years and will commence upon completion of construction, as defined in the agreement, which is estimated to occur during fiscal 2003. The future minimum payments under the lease aggregate to approximately $194 million over the term. Annual rent payments during the first five years will amount to approximately $12 million per year.

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

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Segment information was as follows:

                                                                         Three Months Ended October 31,
                                               ------------------------------------------------------------------------------------
                                                                2000                                         1999
                                               ----------------------------------------     ---------------------------------------
                                                                                   (thousands)

                                                               Inter-                                      Inter-
                                                 External       segment                        External     segment
Revenues                                         Customers       Sales          Total         Customers      Sales        Total
                                               -------------- ------------ ------------     ------------- ------------ ------------

Domestic Segments:
     Scientific, Technical, and Medical            $36,474          1,777       38,251          $34,508         1,363       35,871
     Professional/Trade                             38,433          4,516       42,949           36,475         3,495       39,970
     College                                        29,943          6,911       36,854           28,085         6,550       34,635
European Segment                                    36,978          2,568       39,546           36,561         1,703       38,264
Other Segments                                      15,290            336       15,626           14,709           175       14,884
Eliminations                                        --            (16,108)     (16,108)         --            (13,286)     (13,286)
                                               -------------- ------------ ------------     ------------- ------------ ------------
Total Revenues                                    $157,118        --           157,118         $150,338       --           150,338
                                               -------------- ------------ ------------     ------------- ------------ ------------

Direct Contribution to Profit
Domestic Segments:
     Scientific, Technical, and Medical                                        $18,263                                     $15,286
     Professional/Trade                                                          9,619                                       9,207
     College                                                                    10,788                                      10,461
European Segment                                                                12,672                                       9,880
Other Segments                                                                   3,016                                       3,016
                                                                           ------------                                ------------
Total Direct Contribution to Profit                                             54,358                                      47,850

Shared Services and Admin. Costs                                               (26,053)                                    (22,936)
                                                                           ------------                                ------------

Operating Income                                                                28,305                                      24,914

Interest Expense - Net                                                          (2,035)                                     (2,380)
                                                                           ------------                                ------------

Income Before Taxes                                                            $26,270                                     $22,534
                                                                           ------------                                ------------

Certain prior year amounts have been reclassified to conform to the current year's presentation.

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                                                           Six Months Ended October 31,
                                               -------------------------------------------------------------------------------------
                                                                 2000                                         1999
                                               -----------------------------------------     ---------------------------------------
                                                                                    (thousands)
                                                                Inter-                                        Inter-
                                                 External       segment                        External       segment
Revenues                                         Customers       Sales        Total            Customers       Sales        Total
                                               -------------- ------------ -------------     -------------- ------------ -----------

Domestic Segments:
     Scientific, Technical, and Medical            $70,976          3,464       74,440          $67,962          2,985       70,947
     Professional/Trade                             71,213          7,923       79,136           62,724          6,617       69,341
     College                                        64,241         12,734       76,975           58,617         11,430       70,047
European Segment                                    70,487          5,208       75,695           69,530          4,395       73,925
Other Segments                                      31,110            655       31,765           28,485            278       28,763
Eliminations                                        --            (29,984)     (29,984)          --            (25,705)     (25,705)
                                               -------------- ------------ -------------    -------------- ------------ -----------
Total Revenues                                    $308,027        --           308,027         $287,318        --           287,318
                                               -------------- ------------ -------------    -------------- ------------ -----------

Direct Contribution to Profit
Domestic Segments:
     Scientific, Technical, and Medical                                        $34,510                                      $30,161
     Professional/Trade                                                         14,815                                       13,299
     College                                                                    26,750                                       23,734
European Segment                                                                24,480                                       20,744
Other Segments                                                                   6,705                                        5,556
                                                                           -------------                                -----------
Total Direct Contribution to Profit                                            107,260                                       93,494

Shared Services and Admin. Costs                                               (51,012)                                     (46,011)
                                                                           -------------                                -----------

Operating Income                                                                56,248                                       47,483
Interest Expense - Net                                                          (3,620)                                      (3,589)
                                                                           -------------                                 -----------

Income Before Taxes                                                            $52,628                                       $43,894
                                                                           -------------                                 -----------

Certain prior year amounts have been reclassified to conform to the current year's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

     During this seasonal period of cash usage, operating activities used $9.6 million of cash, or $4.1 million less than the prior year's comparable period. The decrease was primarily due to higher accounts payable levels. The use of cash during this period is consistent with the seasonality of the journal subscription business and the college segment's receipts cycle that occurs, for the most part, in the second half of the fiscal year.

     Investing activities used $32.5 million during the current year-to-date, or $126.6 million less than the comparable prior year's period. Prior year investing activities included the acquisition of Jossey-Bass and certain higher education titles amounting to $138 million.

     Current year financing activities primarily reflect the purchase of treasury shares, dividend payments, the $30 million scheduled repayment of long-term debt and short-term borrowings of $48.7.

RESULTS OF OPERATIONS
SECOND QUARTER ENDED OCTOBER 31, 2000

     Revenues for the second quarter were adversely affected by a stronger U.S. dollar and advanced 5% to $157.1 million compared with $150.3 million in the prior year period. Excluding foreign currency translation effects, revenues increased 7% for the quarter over the prior year. Operating income for the current quarter increased 14% to $28.3 million, compared with $24.9 million in the prior year. Net income advanced 20% to $16.9 million, and income per diluted share increased 23% to $.27 compared with $.22 in the prior year.

     Revenue and income gains were achieved in all of the Company's core businesses, with particularly strong contributions from the Scientific, Technical and Medical (STM) publishing groups in the U.S. and Europe. Operating margins continued to increase as a result of gross margin improvements and productivity gains.

     Cost of sales as a percentage of revenues decreased to 31.2% compared with 32.8% in the prior year. The improvement was attributable to lower relative composition costs as a result of technology-driven productivity initiatives. Operating expenses as a percentage of revenues were 48.1% in the current quarter, compared with 47.6% in the prior year's first quarter. The increase was primarily due to higher technology costs. Operating expenses increased 5.5% over the prior year. The operating margin improved to 18% in the current quarter, compared with 16.6% in the prior year's first quarter.

     The effective tax rate was 35.5% in the current quarter, compared with 37.5% in the prior year. The favorability is due to higher foreign sourced income which is taxed at lower rates.

SEGMENT RESULTS

Domestic STM revenues of $38.3 million increased 7% over the prior year, led by increases in the journal and book programs. The direct contribution to profit increased 19% to $18.3 million. The direct contribution margin improved to 47.7% in the current quarter compared with 42.6% in the prior year. Journal renewal rates were stronger in calendar year 2000 compared with the prior year. In addition to the revenue growth, improved gross margins on books and journals, primarily reflecting lower composition costs, contributed to the profit increase.

Wiley InterScience continues to evolve as a successful online global enterprise. Many more enhanced access licenses were signed during the quarter. Among the most notable were multi-year agreements with the California State University/University of California system, the Israeli Center for Digital Information Services, the Korean Electronic Site Licensing Initiative, the Council of Australian University Librarians in Australia, and Saitama University in Japan. Usage continued to increase during the second quarter, as reflected in the 11% growth in the number of registered users and a 37% increase in the average user sessions per day compared with the previous quarter. Wiley InterScience has been expanded to include major reference works, such as the renowned Kirk-Othmer Encyclopedia of Chemical Technology. The STM publishing division is developing a new mobile Internet service to provide tables of contents and abstracts from Wiley InterScience directly to personal and wireless handheld devices and Web-enabled phones. The MobileEdition service is being launched in collaboration with AvantGo, Inc., and initially will provide Cancer MobileEdition from the latest issues of Cancer and Cancer Cytopathology, the flagship journals of the American Cancer Society. An agreement was also reached with Maruzen Knowledge Worker to provide a Japanese interface to enable searching and browsing Wiley InterScience in that language.

Domestic Professional/Trade segment revenues of $42.9 million for the second quarter advanced 7% over the comparable prior year period. The improvement was due to strong frontlist sales, particularly in the business and computer publishing programs, and increased volume through online accounts. Second quarter results were impacted, by soft backlist sales and higher returns from a small number of accounts. The direct contribution to profit advanced 4% to $9.6 million. The direct contribution margin decreased slightly from 23% in the prior year to 22.4%, as a result of increased spending related to new technologies.

The Professional/Trade business continues to take advantage of the dramatic growth of e-commerce. Online selling plays to Wiley's strength as a niche publisher with a deep backlist serving the professional needs of its customers. There is a growing demand for electronic products among the professional markets that it serves, notably computing, accounting, finance, psychology and architecture. Professional/Trade is capitalizing on these opportunities with a combination of print and Web-based products and services, as well as through the formation of strategic alliances. The Professional/Trade segment extended its existing agreement with netLibrary and signed a new one with Lightning Source to provide online distribution of about 750 new frontlist titles per year. Additonally, netLibrary will provide Wiley with digital conversion services. Through its Jossey-Bass imprint, the Company has agreed to co-develop a new series of Internet-based courses for business and management professionals with PrimeLearning.com. The Company also expanded its relationship with getabstract.com, a leading producer and distributor of online business books, to enable Internet and wireless delivery of abstracted versions of many Wiley titles. Wiley has executed a license with MeansBusiness to excerpt Wiley business management titles for its online database of information.

Domestic College segment revenues of $36.9 million increased 6% over the prior year. College revenues in the second quarter were affected by early bookstore ordering in the first quarter. It appears that some bookstores increased their orders in July because they were concerned about losing sales to online accounts if textbooks were not on the shelves when students visited the bookstore in August. The direct contribution to profit increased 3% to $10.8 million. The direct contribution margin declined slightly to 29.3% compared with 30.2% in the prior year, as a result of higher sales and marketing related expenditures.

College continued to invest in technology to help teachers teach and students learn. Every major college textbook now has a technology component designed to facilitate teaching and learning. The College business has over 750 Web sites serving the needs of professors and students. In the distance learning area, College is working with Caliber Learning Network to provide online courses for the higher education and corporate lifelong learning markets. Alliances are also being formed to provide many of our top-selling textbooks in the eBook format to link course content with interactive tutorial software and simulators. The College segment reported a dramatic increase in the use of its Web products, with the number of visitor sessions increasing 65%. During the quarter, Versaware was selected to produce and host ebook versions of several key textbooks. An agreement was signed with ADAM.com, a highly regarded Internet store, to share revenues from sales driven to ADAM.com from Wiley's anatomy and physiology site.

European segment revenues of $39.5 million for the quarter were adversely affected by the stronger U.S. dollar. Excluding foreign currency translation effects, European revenues advanced 13% over the prior year's second quarter. Growth was driven by a strong publishing program, healthy backlist sales, growth in online accounts and decreasing returns rates. The direct contribution to profit of $12.7 million increased 28% over the prior year. The direct contribution margin increased to 32% in the current period compared with 25.8% in the prior year, as a result of expense containment measures.

The other segment revenues advanced 5% for the quarter led by strong market share gains in Asia partially offset by industry-wide sluggish sales at a major Canadian account. The weaker Australian dollar adversely affected revenue growth.

RESULTS OF OPERATIONS
SIX MONTHS ENDED OCTOBER 31, 2000

Revenues for the first six months were adversely affected by a stronger U.S. dollar and advanced 7% to $308.0 million compared with $287.3 million in the prior year period. Excluding foreign currency translation effects, revenue for the first six months increased 10%. Operating income increased 18% to $56.2 million, compared with $47.5 million in the prior year. Net income advanced 22% to $33.4 million, and income per diluted share increased 26% to $.53 compared with $.42 in the prior year.

Cost of sales as a percentage of revenues decreased to 31.5% compared with 33.7% in the prioryear. The improvement was attributable to lower relative composition costs as a result of technology-driven productivity initiatives; more efficient print runs; and lower inventory obsolescence reserves. Operating expenses as a percentage of revenues were 47.5%, compared with 47.1% in the prior year's first six months. Operating expenses increased 8% over the prior year. The operating margin improved to 18.3% for the first six months, compared with 16.5% for the prior year. The effective tax rate was 36.5% for the first six months, compared with 37.5% in the prior year, as a result of higher foreign sourced income which is taxed at lower rates.

SEGMENT RESULTS

Domestic STM revenues of $74.4 million increased 5% over the prior year led by stronger renewal rates in the journal programs. The direct contribution to profit increased 14% to $34.5 million. The direct contribution margin improved to 46.4% compared with 42.5% in the prior year, reflecting lower composition costs.

Domestic Professional/Trade segment revenues of $79.1 million for the first six months advanced 14% over the comparable prior year period. The improvement was due to strong frontlist sales in the business and computer book publishing programs, and increased volume through online accounts. The direct contribution to profit advanced 11% to $14.8 million. The direct contribution margin decreased slightly from 19.2% in the prior year to 18.7%, as a result of increased spending related to new technologies.

Domestic College segment revenues of $77 million increased 10% over the prior year, primarily related to a strong frontlist. The direct contribution to profit increased 13% to $26.8 million, and the direct contribution margin improved to 34.8% compared with 33.9% in the prior year.

European segment revenues of $75.7 million for the first six months were adversely affected by the stronger U.S. dollar. Excluding foreign currency translation effects, European revenues advanced 11% over the prior year, led by strong book sales and higher journal revenues. The direct contribution to profit of $24.5 million increased 18% over the prior year. The direct contribution margin was 32.3% compared with 28.1% in the prior year, as a result of expense containment measures.

The other segment revenues advanced 10% for the first six months mainly due to market share gains in Asia.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138 which specifies the accounting and disclosure requirements for such instruments, and is effective for the Company's fiscal year beginning on May 1, 2001. It is anticipated that the adoption of this new accounting standard will not have a material effect on the consolidated financial statements of the Company.

The Financial Accounting Standard Board's Emerging Issues Task Force ("EITF") has reached a conclusion on EITF issue 00-10, "Accounting for Shipping and Handling Fees and Costs" which specifies how these items are to be classified and disclosed in financial statements and will become effective in the Company's fourth quarter of this fiscal year. The adoption of this EITF will require the Company to reclassify certain amounts as revenues which are currently recorded in expenses, as well as restatement of prior period comparable financial statements. It is anticipated that this will not have a material effect on the consolidated financial statements of the Company.

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

Interest Rates

The Company had a $95 million variable rate long-term loan and $48.4 million of variable rate short-term debt outstanding at October 31, 2000, which approximated fair value. The weighted average interest rate as of October 31, 2000 was approximately 6.8%. The Company did not use any derivative financial instruments to manage this exposure.

Foreign Exchange Rates

The Company is exposed to foreign currency exchange movements primarily in European, Asian, Canadian and Australian currencies. Consequently, the Company, from time to time, enters into foreign exchange forward contracts as a hedge against its overseas subsidiaries' foreign currency asset, liability, commitment, and anticipated transaction exposures, including intercompany purchases. At October 31, 2000, the Company had open foreign exchange forward contracts expiring through January 2003 as follows:

                                                   Average
   Currency Purchased       U.S. $Value         Contract Rate
   -------------------      -----------         -------------
   Euro                     $ 5.9 million           .91
   Pound Sterling           $20.3 million          1.49

PART II - OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the annual meeting of shareholders of the Company on September 21, 2000.

Election of Directors
---------------------
Ten directors as indicated in the Proxy Statement were elected to the Board, three of whom were elected by the holders of Class A Common Stock, and seven by the holders of Class B Common Stock.

Ratification of Appointment of Arthur Andersen LLP, as Independent Public
--------------------------------------------------------------------------
Accountants for the Year
------------------------

Ending April 30, 2001
---------------------

        The appointment was ratified as follows:

           Votes For                  64,898,813
           Votes Against                  15,294
           Abstentions                    14,199


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits
           27       -     Financial Data Schedule

(b)        Reports on Form 8-K
           No reports on Form 8-K were filed during the quarter ended October 31, 2000


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





Dated:  December --, 2000

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   JOHN WILEY & SONS, INC.
                                   Registrant


                                     By
                                              -----------------------
                                              William J. Pesce
                                              President and
                                              Chief Executive Officer




                                     By
                                              -----------------------
                                              Robert D. Wilder
                                              Executive Vice President and
                                              Chief Financial Officer





Dated:  December --, 2000

                                                                      Exhibit 27

                             FINANCIAL DATA SCHEDULE

                  (Dollars in Thousands Except Per Share Data)

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONSOLIDATED STATEMENT OF FINANCIAL POSITION AND THE CONSOLIDATED STATEMENT OF INCOME AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


     PERIOD TYPE                                                 6 MONTHS
     FISCAL-YEAR-END                                          APR-30-2001
     PERIOD-START                                             MAY-01-2000
     PERIOD-END                                               OCT-31-2000
     CASH                                                        $ 10,565
     SECURITIES                                                         0
     RECEIVABLES                                                  155,561
     ALLOWANCES                                                    60,608
     INVENTORY                                                     49,952
     CURRENT-ASSETS                                               177,415
     PP&E                                                         109,301
     DEPRECIATION                                                  71,737
     TOTAL-ASSETS                                                 568,823
     CURRENT-LIABILITIES                                          255,270
     BONDS                                                         65,000
     PREFERRED-MANDATORY                                                0
     PREFERRED                                                          0
     COMMON                                                        83,190
     OTHERS-SE                                                    117,794
     TOTAL-LIABILITY-AND-EQUITY                                   568,823
     SALES                                                              0
     TOTAL-REVENUES                                               308,027
     CGS                                                           96,934
     TOTAL-COSTS                                                  251,779
     OTHER-EXPENSES                                                     0
     LOSS-PROVISION                                                     0
     INTEREST-EXPENSE                                               4,502
     INCOME-PRETAX                                                 52,628
     INCOME-TAX                                                    19,209
     INCOME-CONTINUING                                             33,419
     DISCONTINUED                                                       0
     EXTRAORDINARY                                                      0
     CHANGES                                                            0
     NET-INCOME                                                    33,419
     EPS-PRIMARY                                                     0.55
     EPS-DILUTED                                                     0.53