Form 10-Q
period 2001-01-31
WILEY JOHN & SONS INC
filed 2001-03-13
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT 1934

  For the quarterly period ended January 31, 2001 Commission File No. 1-11507

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                          OF THE SECURITIES ACT OF 1934
                        For the transition period from to

                             JOHN WILEY & SONS, INC.
             (Exact name of Registrant as specified in its charter)

      NEW YORK                             13-5593032
      ------------------------------       -----------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

      605 THIRD AVENUE, NEW YORK, NY       10158-0012
      ------------------------------       ----------
      (Address of principal executive offices) Zip Code

       Registrant's telephone number, including area code (212) 850-6000
                                                          --------------

                        NOT APPLICABLE
                        --------------
                        Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ] The number of shares outstanding of each of the Registrant's classes of common stock as of January 31, 2001 were:

                     Class A, par value $1.00       -    49,299,643
                     Class B, par value $1.00       -    11,691,164



                  This is the first page of a 16 page document

                             JOHN WILEY & SONS, INC.

                                      INDEX





PART I - FINANCIAL INFORMATION                                          PAGE NO.

Item 1.    Financial Statements.

           Condensed Consolidated Statements of Financial Position - Unaudited
              as of January 31, 2001 and 2000, and April 30, 2000..............3

           Condensed Consolidated Statements of Income - Unaudited
              for the Three and Nine Months ended January 31, 2001 and 2000....4

           Condensed Consolidated Statements of Cash Flows - Unaudited
              for the Nine Months ended January 31, 2001 and 2000..............5

           Notes to Unaudited Condensed Consolidated Financial Statements....6-9

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................10-14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........14

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K...................................15

"Safe Harbor" Statement under the
     Private Securities Litigation Reform Act of 1995.........................15

SIGNATURES ...................................................................16

EXHIBITS

27         Financial Data Schedule



                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)

                                                                                (UNAUDITED)
                                                                                January 31,                       April 30,
                                                                  -----------------------------------------
    Assets                                                                2001                 2000                2000
                                                                  -------------------    ------------------   ----------------
      Current Assets
      Cash and cash equivalents                                   $         80,151            82,070      $          42,299
      Accounts receivable                                                   94,145            87,299                 68,080
      Inventories                                                           49,691            39,884                 46,109
      Deferred income tax benefits                                          14,642             3,857                 10,999
      Prepaid expenses                                                       9,023             6,108                  9,624
                                                                ------------------     ------------------    ------------------
                     Total Current Assets                                  247,652           219,218                177,111

 Product Development Assets                                                 41,219            40,310                 39,809
 Property and Equipment                                                     44,329            35,452                 38,226
 Intangible Assets                                                         288,249           305,965                297,085
 Deferred Income Tax Benefits                                                3,388            10,144                  3,395
 Other Assets                                                               14,040            13,374                 13,711
                                                                --------------------  ------------------    ------------------
                     Total Assets                                 $        638,877           624,463      $         569,337
                                                                ====================  ================== =====================

 Liabilities & Shareholders' Equity
 Current Liabilities
     Notes payable and current portion of long-term debt          $         30,344            30,000      $          30,000
     Accounts and royalties payable                                         75,634            72,910                 45,816
     Deferred subscription revenues                                        134,618           139,343                112,337
     Accrued income taxes                                                   13,796             9,921                  6,102
     Other accrued liabilities                                              50,838            54,766                 59,795
                                                                 --------------------  ------------------    ------------------
                     Total Current Liabilities                             305,230           306,940                254,050

 Long-Term Debt                                                             65,000            95,000                 95,000
 Other Long-Term Liabilities                                                34,334            32,372                 32,109
 Deferred Income Taxes                                                      17,264            16,476                 15,440

 Shareholders' Equity                                                      217,049           173,675                172,738
                                                                --------------------  ------------------    ------------------
                     Total Liabilities & Shareholders' Equity     $        638,877           624,463      $         569,337
                                                                ====================  ================== =====================

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                     JOHN WILEY & SONS, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                   (In thousands except per share information)


                                                                       Three Months                            Nine Months
                                                                     Ended January 31,                      Ended January 31,
                                                        ----------------------------------------   ---------------------------------
                                                                  2001               2000                2001              2000
                                                        ---------------------   ----------------   ----------------  ---------------

         Revenues                                       $           160,960          158,394       $     468,987           445,712

         Costs and Expenses
              Cost of sales                                          52,442           52,861             149,376           149,675
              Operating and administrative expenses                  75,143           72,676             221,558           207,995
              Amortization of intangibles                             4,679            4,371              13,109            12,073
                                                        ---------------------   ----------------   ----------------  ---------------
              Total Costs and Expenses                              132,264          129,908             384,043           369,743
                                                        ---------------------   ----------------   ----------------  ---------------


         Operating Income                                            28,696           28,486              84,944            75,969

         Interest Income and Other                                      538              478               1,420             1,035
         Interest Expense                                            (2,020)          (2,192)             (6,522)           (6,338)
                                                        ---------------------   ----------------   ----------------  ---------------

         Interest Income (Expense) - Net                             (1,482)          (1,714)             (5,102)           (5,303)
                                                        ---------------------   ----------------   ----------------  ---------------

         Income Before Taxes                                         27,214           26,772              79,842            70,666

         Provision For Income Taxes                                   9,933           10,040              29,142            26,500

                                                        ---------------------   ----------------     --------------  ---------------

         Net Income                                     $            17,281           16,732       $      50,700            44,166
                                                        =====================   ================   ================  ===============

         Income Per Share
              Diluted                                   $              0.27             0.26       $        0.80            0.68
              Basic                                     $              0.28             0.27       $        0.84            0.72

         Cash Dividends Per Share
              Class A Common                            $              0.04             0.04       $        0.12            0.11
              Class B Common                            $              0.04             0.03       $        0.12            0.10

         Average Shares
              Diluted                                                63,414           64,242              63,378            64,951
              Basic                                                  60,644           61,201              60,484            61,745


The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (In thousands)


                                                                                      For The Nine Months
                                                                                       Ended January 31,
                                                                           ------------------------------------------
                                                                                  2001                   2000
                                                                           --------------------   -------------------

  Operating Activities
     Net income                                                          $           50,700                 44,166
     Noncash items
          Amortization of intangibles                                                13,109                 12,073
          Amortization of composition costs                                          16,911                 17,515
          Depreciation of property and equipment                                     10,019                  8,377
          Other noncash items                                                        20,805                 39,312
     Net change in operating assets and liabilities                                  12,079                 22,790
                                                                           --------------------   -------------------
     Cash Provided by for Operating Activities                                      123,623                144,233
                                                                           --------------------   -------------------

  Investing Activities
     Additions to product development assets                                        (25,733)               (23,592)
     Additions to property and equipment                                            (16,648)                (8,965)
     Proceeds from sale of publishing assets                                          2,500                      -
     Acquisition of publishing assets                                                (7,052)              (145,092)
                                                                           --------------------   -------------------
     Cash Used for Investing Activities                                             (46,933)              (177,649)
                                                                           --------------------   -------------------

  Financing Activities
     Repayment of long-term debt                                                    (30,000)                     -
     Net borrowings of short-term debt                                                  351                      -
     Cash dividends                                                                  (7,294)                (6,477)
     Purchase of treasury shares                                                     (2,694)               (27,093)
     Proceeds from exercise of stock options                                          1,490                  1,147
                                                                           --------------------   -------------------
     Cash Used for Financing Activities                                             (38,147)               (32,423)
                                                                           --------------------   -------------------

  Effect of Exchange Rate Changes on Cash                                              (691)                (1,061)
                                                                           --------------------   -------------------

  Cash and Cash Equivalents
     Increase for Period                                                             37,852                (66,900)
     Balance at Beginning of Period                                                  42,299                148,970
                                                                           --------------------   -------------------
     Balance at End of Period                                            $           80,151                 82,070
                                                                           ====================   ===================

  Cash Paid During the Period for
     Interest                                                            $            7,169                  6,615
     Income taxes                                                        $           15,369                 12,998

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of January 31, 2001 and 2000, and April 30, 2000, and results of operations and cash flows for the periods ended January 31, 2001 and 2000. The results for the three and nine months ended January 31, 2001 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 2000.

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

     2. A reconciliation of the shares used in the computation of income per share follows:

                                                       Three Months                          Nine Months
                                                     Ended January 31,                    Ended January 31,
                                             ----------------------------------    ---------------------------------
                                                  2001               2000              2001               2000
                                             ---------------    ---------------    --------------    ---------------
                                                                          (thousands)

   Weighted average shares outstanding
                                                   60,983             61,726             60,821            62,268
   Less:  Unearned deferred compensation
         shares                                      (339)              (525)              (337)             (523)
                                             ---------------    ---------------    --------------    ---------------
   Shares used for basic income per share
                                                   60,644             61,201             60,484            61,745
   Dilutive effect of stock options and
         other stock awards                         2,770              3,041              2,894             3,206
                                             ---------------
                                                                ---------------    --------------    ---------------
   Shares used for diluted income per share
                                                   63,414             64,242             63,378            64,951
                                             ---------------    ---------------    --------------    ---------------


3.       Inventories were as follows:

                                                   January 31,                April 30,
                                         --------------------------------
                                             2001              2000              2000
                                         --------------    --------------    -------------
                                                           (thousands)


     Finished goods                            $45,839          33,107           $40,370

     Work-in-process                             2,492           4,055             3,537

     Paper, cloth and other                      4,999           4,836             5,241
                                         --------------    --------------    -------------

                                                53,330          41,998            49,148

     LIFO reserve                               (3,639)         (2,114)           (3,039)
                                         --------------    --------------    -------------

     Total inventories                         $49,691          39,884           $46,109
                                         --------------    --------------    -------------

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.       Comprehensive income was as follows:


                                                             Three Months                         Nine Months
                                                          Ended January 31,                    Ended January 31,
                                                   ---------------------------------    --------------------------------
                                                       2001                2000             2001              2000
                                                   --------------      -------------    -------------     --------------
                                                                               (thousands)


    Net Income                                           $17,281            16,732           $50,700            44,166
    Other Comprehensive Income (Loss) - Foreign
         Currency Translation Adjustments                  1,711              (841)              825              (854)
                                                   --------------      -------------    -------------     --------------

    Comprehensive Income                                 $18,992            15,891           $51,525            43,312
                                                   --------------      -------------    -------------     --------------



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

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Segment information was as follows:

                                                                         Three Months Ended January 31,
                                               ------------------------------------------------------------------------------------
                                                                2001                                         2000
                                               ----------------------------------------     ---------------------------------------
                                                                                   (thousands)
                                                                Inter-                                      Inter-
                                                 External       segment                        External     segment
Revenues                                         Customers       Sales          Total         Customers      Sales        Total
                                               -------------- ------------ ------------     ------------- ------------ ------------

Domestic Segments:
     Scientific, Technical, and Medical            $33,925          2,311       36,236          $34,453           164       34,617
     Professional/Trade                             39,441          3,707       43,148           35,303         6,334       41,637
     Higher Education                               32,789          5,384       38,173           32,857         5,371       38,228
European Segment                                    34,534          3,900       38,434           35,251         3,520       38,771
Other Segments                                      20,271            242       20,513           20,530           182       20,712
Eliminations                                         -            (15,544)     (15,544)          -            (15,571)     (15,571)
                                               -------------- ------------ ------------     ------------- ------------ ------------
Total Revenues                                    $160,960         -           160,960         $158,394        -           158,394
                                               -------------- ------------ ------------     ------------- ------------ ------------

Direct Contribution to Profit
Domestic Segments:
     Scientific, Technical, and Medical                                        $15,225                                     $13,779
     Professional/Trade                                                         10,181                                       8,855
     Higher Education                                                           14,104                                      13,545
European Segment                                                                10,923                                      12,178
Other Segments                                                                   6,149                                       6,203
                                                                           ------------                                ------------
Total Direct Contribution to Profit                                             56,582                                      54,560

Shared Services and Admin. Costs                                               (27,886)                                    (26,074)
                                                                           ------------                                ------------

Operating Income                                                                28,696                                      28,486

Interest Expense - Net                                                          (1,482)                                     (1,714)
                                                                           ------------                                ------------

Income Before Taxes                                                            $27,214                                     $26,772
                                                                           ------------                                ------------

Certain prior year amounts have been reclassified to conform to the current year's presentation.

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                                                           Nine Months Ended January 31,
                                              --------------------------------------------------------------------------------------
                                                                2001                                         2000
                                              -----------------------------------------     ----------------------------------------
                                                                                   (thousands)
                                                               Inter-                                        Inter-
                                                External       segment                        External       segment
Revenues                                        Customers       Sales        Total            Customers       Sales        Total
                                              -------------- ------------ -------------     -------------- ------------ ------------


Domestic Segments:
     Scientific, Technical, and Medical          $104,901          5,775      110,676          $102,415          3,149      105,564
     Professional/Trade                           110,654         11,630      122,284            98,027         12,951      110,978
     Higher Education                              97,030         18,118      115,148            91,474         16,801      108,275
European Segment                                  105,021          9,108      114,129           104,781          7,915      112,696
Other Segments                                     51,381            897       52,278            49,015            460       49,475
Eliminations                                        -            (45,528)     (45,528)            -            (41,276)     (41,276)
                                              -------------- ------------ -------------     -------------- ------------ ------------
Total Revenues                                   $468,987         -           468,987          $445,712         -           445,712
                                              -------------- ------------ -------------     -------------- ------------ ------------

Direct Contribution to Profit
Domestic Segments:
     Scientific, Technical, and Medical                                       $49,735                                       $43,940
     Professional/Trade                                                        24,996                                        22,154
     Higher Education                                                          40,854                                        37,279
European Segment                                                               35,403                                        32,922
Other Segments                                                                 12,854                                        11,759
                                                                          -------------                                 ------------
Total Direct Contribution to Profit                                           163,842                                       148,054

Shared Services and Admin. Costs                                              (78,898)                                      (72,085)
                                                                          -------------                                 ------------

Operating Income                                                               84,944                                        75,969

Interest Expense - Net                                                         (5,102)                                       (5,303)
                                                                          -------------                                 ------------

Income Before Taxes                                                           $79,842                                       $70,666
                                                                          -------------                                 ------------

Certain prior year amounts have been reclassified to conform to the current year's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

     Operating activities provided $123.6 million of cash, or $20.6 million less than the prior year's comparable period. The decrease was primarily due to higher payments of accounts payable and accrued liabilities, higher inventory levels attributable to tighter inventory management by key accounts, and the delayed receipt of certain journal subscriptions which were received in February 2001.

     Investing activities used $46.9 million during the current year-to-date, or $130.7 million less than the comparable prior year's period. Prior year investing activities included the acquisition of Jossey-Bass and certain higher education titles amounting to $138 million. The increase in additions to property and equipment relates to the planned relocation of the Company's headquarters to Hoboken, New Jersey.

     Current year financing activities primarily reflect the purchase of treasury shares, dividend payments and the $30 million scheduled repayment of long-term debt.

     Although the statement of financial condition indicates a negative working capital of $57.6 million, current liabilities include $134.6 million of deferred income related to journal subscriptions for which the cash has been received and which will be recognized in income as the journals are delivered to customers. In addition, the Company believes its cash balances together with existing credit facilities are sufficient to meet its obligations.

RESULTS OF OPERATIONS
THIRD QUARTER ENDED JANUARY 31, 2001

     Revenues for the third quarter were adversely affected by a stronger U.S. dollar and advanced 2% to $161 million compared with $158.4 million in the prior year period. Excluding foreign currency translation effects, revenues increased 4% for the quarter over the prior year. Operating income for the current quarter increased 1% to $28.7 million, compared with $28.5 million in the prior year. Net income advanced 3% to $17.3 million, and income per diluted share increased 4% to $.27 compared with $.26 in the prior year.

     Third quarter results were tempered somewhat by industry-wide sluggish sales, particularly in the Higher Education and Professional/Trade segments. Scientific, Technical and Medical (STM) achieved solid revenue gains for the quarter.

     Cost of sales as a percentage of revenues decreased to 32.6% compared with 33.4% in the prior year. Operating expenses as a percentage of revenues were 46.7% in the current quarter, compared with 45.9% in the prior year's third quarter. The increase was primarily due to higher technology related expenses. Operating expenses increased 3% over the prior year, reflecting favorable foreign currency translation effects. The operating margin was approximately 18% in the current quarter, on par with the prior year's third quarter.

     The effective tax rate was 36.5% in the current quarter, compared with 37.5% in the prior year. The favorability is due to higher foreign sourced income which is taxed at lower rates.

SEGMENT RESULTS

     Domestic STM revenues of $36.2 million increased 5% over the prior year, with journals, books and online services contributing to the performance. The direct contribution to profit increased 10% to $15.2 million. The direct contribution margin improved to 42.0% in the current quarter compared with 39.8% in the prior year. Journal renewal rates were stronger in calendar year 2000 compared with the prior year. In addition to the revenue growth, improved gross margins on books and journals, primarily reflecting lower composition costs, contributed to the profit increase.

     Wiley InterScience continues to evolve as a successful online global enterprise. Several enhanced access licenses were signed during the quarter, including multi-year agreements with the NorthEast Research Library Consortium, the Danish Consortium, and Kyoto University. Usage of Wiley InterScience continued to increase during the quarter, as reflected in the 9% growth in the number of registered users and a 12% increase in the average daily user sessions compared with the previous quarter.

     A number of Wiley InterScience system enhancements were rolled out during the quarter. ArticleSelect provides individual article access to enhanced access license customers. BoldIdeas, an online collection of 40 business and environmental management periodicals, was launched in January. This new initiative is an excellent example of the Company's ability to leverage Wiley InterScience beyond the STM market.

     In January, the Company published some highly regarded journals as a result of new agreements with scholarly and professional societies, including The Annals of Neurology, published with the American Neurological Society, and Arthritis and Rheumatism and Arthritis Care and Research, published with the American College of Rheumatology. Also, an agreement was reached with the Movement Disorder Society to publish its official journal.

     Early in the fourth quarter, the Company signed a multi-year agreement with IEEE, the premier society for electrical, electronics and computer engineers with more than 360,000 members in approximately 150 countries. The Company and IEEE will publish a co-branded series of books and market, sell and distribute IEEE Press' extensive backlist.

     Domestic Professional/Trade segment revenues of $43.1 million for the third quarter advanced 4% over the comparable prior year period, reflecting the effect of sales softness at some key retail accounts, as well as tighter inventory management practices adopted by major wholesalers. Sales through online accounts continued to grow around the world. The direct contribution to profit advanced 15% to $10.2 million. The direct contribution margin improved from 21.3% in the prior year to 23.6%.

     The Professional/Trade business continues to take advantage of the dramatic growth of e-commerce. Online selling plays to Wiley's strength as a niche publisher with a deep backlist serving the professional needs of its customers. There is a growing demand for electronic products among the professional markets that it serves, notably computing, accounting, finance, psychology and architecture. Professional/Trade is capitalizing on these opportunities with a combination of print and Web-based products and services, as well as through the formation of strategic alliances. As previously mentioned, BoldIdeas, an online collection of 40 businesses and environmental management periodicals was launched during the quarter on the Wiley InterScience platform.

     During the third quarter, The Power of Gold, The Ernst & Young Tax Guide 2001, and J.K. Lasser's Income Tax Guide 2001 appeared on best seller lists in the The Wall Street Journal, New York Times, and Business Week. The 2000 editions of the J.K. Lasser and Ernst & Young tax guides were listed as bestsellers for the year by USA Today.

     The Association of American Publishers cited the WAIMH Handbook of Infant Mental Health as the year's best social science reference book. Secrets and Lies was selected as a finalist for one of Software Development Magazine's Jolt Product Excellence and Productivity Awards in the books and computer-based training category. During the quarter, the Company published the first title in our partnership with CNBC, CNBC 24/7 Trading by Barbara Rockefeller. CNBC promoted the title on-air and on CNBC.com.

     Domestic Higher Education segment revenues of $38.2 million were essentially flat for the quarter primarily due to accelerated ordering by college bookstores earlier in the year. The direct contribution to profit increased 4% to $14.1 million. The direct contribution margin increased to 36.9% compared with 35.4% in the prior year.

     The Higher Education segment continued to invest in technology to help teachers teach and students learn. Every major college textbook now has a technology component designed to facilitate teaching and learning. The Higher Education segment business has Web sites serving the needs of professors and students. In the distance learning area, The Higher
     Education segment is working with Caliber Learning Network to provide online courses for the higher education and corporate lifelong learning markets. Alliances have been formed to provide many of our top-selling textbooks in the eBook format to link course content with interactive tutorial software and simulators. During the quarter, the Company published several e-books for the Higher Education market, including the Interactive Learning Editions of Boyce & DiPrima: Elementary Differential Equations, and Callister: Fundamentals of Materials Science and Engineering. Based on customer feedback, the Higher Education Web site was relaunched with greater e-commerce capabilities. The Company is leveraging the Web in its sales and marketing efforts to reach students and faculty at universities worldwide. Two notable examples include an interactive electronic brochure that was created to drive sales of a leading accounting textbook and a major e-mail campaign promoting upper-level titles to faculty.

     European  segment  revenues of $38.4 million for the quarter were adversely affected by the stronger U.S. dollar. Excluding foreign currency translation effects, European revenues advanced 5% over the prior year's third quarter. Growth was driven by a strong publishing program, and growth in online accounts. The direct contribution to profit of $10.9 million decreased 10% compared with the prior year, reflecting the combined effect of product mix related to publication schedules, increased investments in new journals and increased page volume. The direct contribution margin decreased to 28.4% in the current period compared with 31.4% in the prior year.

     Excluding adverse foreign currency translation effects, the other segment revenues advanced 8% for the quarter led by strong market share gains in Asia, partially offset by industry-wide sluggish sales at a major Canadian account.

RESULTS OF OPERATIONS
NINE MONTHS ENDED JANUARY 31, 2001

     Revenues for the first nine months were adversely affected by a stronger U.S. dollar and advanced 5% to $469.0 million compared with $445.7 million in the prior year period. Excluding foreign currency translation effects, revenue for the first nine months increased 8%. Operating income increased 12% to $84.9 million, compared with $76.0 million in the prior year. Net income advanced 15% to $50.7 million, and income per diluted share increased 18% to $.80 compared with $.68 in the prior year.

     Results for the nine months reflected healthy revenue and earnings increases in all of the Company's core businesses.

     Cost of sales as a percentage of revenues decreased to 31.9% compared with 33.6% in the prior year. The improvement was attributable to lower relative composition costs as a result of technology-driven productivity initiatives, and lower inventory obsolescence reserves. Operating expenses as a percentage of revenues were 47.2%, compared with 46.7% in the prior year's first nine months. Operating expenses increased 7% over the prior year. The operating margin improved to 18.1% for the first nine months, compared with 17.0% for the prior year. The effective tax rate was 36.5% for the first nine months, compared with 37.5% in the prior year, as a result of higher foreign sourced income which is taxed at lower rates.

SEGMENT RESULTS

     Domestic STM revenues of $110.7 million increased 5% over the prior year led by stronger renewal rates in the journal programs. The direct
     contribution  to  profit  increased  13%  to  $49.7  million.   The  direct
     contribution margin improved to 44.9% compared with 41.6% in the prior year, reflecting lower composition costs.

     Domestic Professional/Trade segment revenues of $122.3 million for the first nine months advanced 10% over the comparable prior year period, significantly better than industry results. The improvement was due to strong frontlist sales in the business and computer book publishing programs, and increased volume through online accounts. The direct contribution to profit advanced 13% to $25.0 million. The direct contribution margin increased slightly from 20.0% in the prior year to 20.4%.

     Domestic Higher Education segment revenues of $115.1 million increased 6% over the prior year, which compares favorably with overall market growth. According to the Association of American Publishers (AAP), the Higher
     Education market reported a sales increase of only 3% in calendar year 2000. The direct contribution to profit increased 10% to $40.9 million, and the direct contribution margin improved to 35.5% compared with 34.4% in the prior year.

     European segment revenues of $114.1 million for the first nine months were adversely affected by the stronger U.S. dollar. Excluding foreign currency translation effects, European revenues advanced 9% over the prior year, led by strong book sales and higher journal revenues. The direct contribution to profit of $35.4 million increased 8% over the prior year. The direct contribution margin was 31.0% compared with 29.2% in the prior year.

     The other segment revenues advanced 12% for the first nine months excluding foreign currency translation effects. The improvement was mainly due to market share gains in Asia, partially offset by industry-wide sluggish sales at a major Canadian account.

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

Interest Rates

     The Company had a $95 million variable rate long-term loan outstanding at January 31, 2001, which approximated fair value. The weighted average interest rate as of January 31, 2001 was approximately 6.7%. The Company did not use any derivative financial instruments to manage this exposure.

Foreign Exchange Rates

     The Company is exposed to foreign currency exchange movements primarily in European, Asian, Canadian and Australian currencies. Consequently, the Company, from time to time, enters into foreign exchange forward contracts as a hedge against its overseas subsidiaries' foreign currency asset, liability, commitment, and anticipated transaction exposures, including intercompany purchases. At January 31, 2001, the Company had open foreign exchange forward contracts expiring through January 2003 as follows:


                                                                       Average
       Currency Purchased             U.S. $Value                 Contract Rate
       ------------------             ---------------             -------------
       Euro                           $  5.2 million                 $  .91
       Pound Sterling                 $ 16.3 million                 $ 1.49

PART II - OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits
           27       -     Financial Data Schedule

(b)        Reports on Form 8-K
           No reports on Form 8-K were filed during the quarter ended January 31, 2001




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





                                          JOHN WILEY & SONS, INC.
                                          Registrant


                                          By       /s/William J. Pesce
                                                   ______________
                                                   William J. Pesce
                                                   President and
                                                   Chief Executive Officer




                                          By       /s/Robert D. Wilder
                                                   ______________
                                                   Robert D. Wilder
                                                   Executive Vice President and
                                                   Chief Financial Officer





Dated:  March  13, 2001

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

     PERIOD TYPE                                                   9 MONTHS
     FISCAL-YEAR-END                                            APR-30-2001
     PERIOD-START                                               MAY-01-2000
     PERIOD-END                                                 JAN-31-2001
     CASH                                                          $ 80,151
     SECURITIES                                                           0
     RECEIVABLES                                                    158,425
     ALLOWANCES                                                      64,280
     INVENTORY                                                       49,691
     CURRENT-ASSETS                                                 247,652
     PP&E                                                           120,061
     DEPRECIATION                                                    75,732
     TOTAL-ASSETS                                                   638,877
     CURRENT-LIABILITIES                                            305,230
     BONDS                                                           30,344
     PREFERRED-MANDATORY                                                  0
     PREFERRED                                                            0
     COMMON                                                          83,190
     OTHERS-SE                                                      133,859
     TOTAL-LIABILITY-AND-EQUITY                                     638,877
     SALES                                                                0
     TOTAL-REVENUES                                                 468,987
     CGS                                                            149,376
     TOTAL-COSTS                                                    384,043
     OTHER-EXPENSES                                                       0
     LOSS-PROVISION                                                       0
     INTEREST-EXPENSE                                                 6,522
     INCOME-PRETAX                                                   79,842
     INCOME-TAX                                                      29,142
     INCOME-CONTINUING                                               50,700
     DISCONTINUED                                                         0
     EXTRAORDINARY                                                        0
     CHANGES                                                              0
     NET-INCOME                                                      50,700
     EPS-PRIMARY                                                       0.84
     EPS-DILUTED                                                       0.80
