Form 10-K
period 2001-04-30
WILEY JOHN & SONS INC
filed 2001-07-05
CIK 107140

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended: April 30, 2001
                                              ---------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                        For the transition period from to
                         Commission file number 1-11507

                             JOHN WILEY & SONS, INC.
             (Exact name of Registrant as specified in its charter)

           NEW YORK                                        13-5593032
----------------------------------          ------------------------------------
State or other jurisdiction of                          I.R.S. Employer
incorporation or organization                          Identification No.
605 Third Avenue, New York, NY                            10158-0012
---------------------------------          -------------------------------------
Address of principal executive offices                      Zip Code
Registrant's telephone number including area code       (212) 850-6000
---------------------------------          -------------------------------------

Securities registered pursuant
to Section 12(b) of the Act:                             Name of each exchange
Title of each class                                       on which registered
---------------------------------------               ------------------------
Class A Common Stock, par value $1.00 per share          New York Stock Exchange
Class B Common Stock, par value $1.00 per share          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                             None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the Registrant was required to file such reports), and (2) has b een subject to such filing
requirements for the past 90 days.  Yes___     No____


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _____

The number of shares outstanding of the Registrant's Class A and Class B Common Stock, par value $1.00 per share as of May 31, 2001, was 49,096,280 and 11,668,064 respectively, and the aggregate market value of such shares of Common Stock held by non-affiliates of the Registrant as of such date was $754,668,689 based upon the closing market price of the Class A and Class B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE



The Registrant's Definitive proxy Statement to be filed with the Commission on or about August 7, 2001 for the Annual Meeting of Shareholders to be held on September 20, 2001, (the "2001 Proxy Statement") is, to the extent noted below, incorporated by reference in Part III.

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

              Scientific, Technical, and Medical (STM) Publishing

               The Company is a leading publisher for the scientific, technical and medical communities worldwide. Its STM programs encompass journals, encyclopedias, books and other products in subjects such as the life and medical sciences, chemistry, statistics and mathematics, electrical and electronics engineering, and select medical areas with particular emphasis on cancer medicine. The Company develops products in the United States, the United Kingdom, and Germany for global distribution. STM publishing represented 42% of total revenues in fiscal 2001.

               Wiley InterScience, the Company's Web-based service, offers fully searchable online access to several products including more than 300 of the Company's STM journals, major reference works such as multi-volume encyclopedias, databases, and Current Protocols, the widely used laboratory manual series. Access to the information is obtained through subscription licenses designed to meet the needs of both small and large academic and corporate customers. The Company continues to add content and features to Wiley InterScience to add value for customers and to build its revenue base. Wiley InterScience has developed a new mobile Internet service to provide tables of contents and abstracts from Wiley InterScience directly to personal and wireless handheld devices and web-enabled phones. The MobileEdition service was created with the initial launch of Cancer MobileEdition, which provides information related to the latest issues of Cancer and Cancer Cytopathology, the flagship journals of the American Cancer Society. The Annals of Neurology MobileEdition was launched at the end of the fiscal year. In addition, Wiley InterScience launched BoldIdeas, an online collection of 40 business and environmental management periodicals. This new initiative is an excellent example of the Company's ability to leverage Wiley InterScience beyond the STM market.

               Other features of Wiley InterScience include EarlyView, which provides customers with online access to individual articles well in advance of the print issue. Wiley InterScience includes full-text HTML versions of journal content, allowing more advanced search and navigation options, and providing customers with greater choice and control over the information they retrieve. ArticleSelect allows subscribers with Enhanced Access Licenses to gain access to individual journal articles. The Company has an alliance with about 70 other publishers called CrossRef to facilitate the research process. CrossRef is an electronic linking system that allows a reader to click on a reference in a journal published by one participant and go directly to the referenced article, even if it is published by another participant and located on that publisher's server. An agreement also exists with Maruzen Knowledge Worker to provide a Japanese interface to enable searching and browsing Wiley InterScience in that language.

               During the year, the Company entered into a strategic alliance with LabBook, Inc., an innovative life sciences information company. The alliance brings together LabBook's desktop data integration and visualization software with Wiley InterScience's research content and laboratory protocols. Integration of targeted information and data is fundamental in the drug discovery process, and this alliance should result in increased efficiencies for life science researchers. STM also established communities of interest in spectroscopy, diabetes, the pharmaceutical industry and polymer sciences, and announced its participation in an electronic journal archiving project sponsored by the Mellon Foundation.

              Professional/Trade Publishing

               The Company's Professional/Trade program includes books and subscription products, both print and electronic, for professionals and business people in specialized markets. Subject areas include business, accounting, computers, psychology, architecture, engineering, hospitality and culinary arts, non-profit institution management and general interest. Products are developed in the United States, Canada, Europe, Asia, and Australia for worldwide distribution through multiple channels, including bookstores, the Internet, and direct marketing. Professional/trade publishing accounted for 32% of total revenues in fiscal 2001.

               The Professional/Trade business continues to take advantage of the dramatic growth of e-commerce. Online selling plays to Professional/Trade's strength as a publisher with a deep backlist serving the professional needs of its customers. The Company recently redesigned its website, wiley.com, to improve the ease with which customers can order books directly and to complement distribution through other sales channels. There is a growing demand for electronic products among the professional markets that Professional/Trade serves, notably computing, accounting, finance, psychology and architecture. Professional/Trade is capitalizing on these opportunities with a combination of print and web-based products and services, as well as through the formation of strategic alliances. The Professional/Trade segment has agreements with service providers for online distribution of about 750 new frontlist titles per year, as well as Internet and wireless delivery of abstracted versions of many publications.

               Professional/Trade licensed the Data Model Resource CD-ROM to Microsoft for customers to use as a reference with the next release of the SQL Server Enterprise software. In addition, J.K. Lasser Your Income Tax was licensed for online excerpting. An alliance with the Rhode Island School of Design was formed to create complex architectural graphics for the publication of Interior Graphic Standards, a major extension of the renowned Architectural Graphic Standards reference work. As previously mentioned, BoldIdeas, an online collection of 40 business and environmental management periodicals was launched on the Wiley InterScience platform.

               Based on the Delaney CPA Examination Review, Virtual CPA Exam Review, developed in partnership with KeepSmart.com Inc., adds convenience and value for customers by transforming the product into a fully interactive course on the Web. The Web-based version offers CPA candidates the interactivity of a live classroom experience, with a program that lets them study at their desktop computers. It features full-streaming audio and video lectures, online learning and problem-solving, and a discussion forum monitored by accounting professionals.

               Professional/Trade is developing an online version of its TheraScribe/Practice Planner library, which is used by more than 300,000 behavioral health professionals to improve the quality of patient care and streamline clinical recordkeeping. Management training is another area that lends itself to online products. Professional/Trade is co-developing a new series of Internet-based courses for business and management professionals.

               One of Professional/Trade's key strategies is the maintenance and expansion of its key alliances and franchise products including CNBC, American Institute of Architects, the Culinary Institute of America, the National Restaurant Association Educational Foundation, Ernst &Young, PricewaterhouseCoopers, the Center for Creative Leadership, the Peter F. Drucker Foundation, and the Confederation of British Industry.

               To capitalize on its global reach, the Company develops products with worldwide sales potential. During the year, Wiley Europe acquired a majority interest in Capstone Publishing Ltd., the Oxford-based publisher of a broad array of professional business and management titles. In addition, Wiley Europe entered into an alliance with the International Securities Market Association
               (ISMA) and the University of Reading ISMA Center to create a series of Internet-based distance learning and classroom-based educational programs for securities industry professionals. At the end of the fiscal year, Wiley agreed to acquire Wrightbooks, a high-quality business publisher in Australia.

              Higher Education

               The Company publishes English-language textbooks and educational materials in print and electronic formats, in the United States, Canada, Europe, and Australia for undergraduate and graduate students and lifelong learners. Higher Education focuses on the sciences, mathematics, engineering, and accounting, with growing positions in business, computer science, psychology, education and modern languages. In Australia, the Company is also a leading publisher for the secondary school market. Educational publishing generated 26% of total revenues in fiscal 2001.

               The Higher Education segment continues to invest in technology to help teachers teach and students learn. Every major Higher Education textbook now has a technology component and/or websites designed to facilitate teaching and learning. Wiley continues to transform its product models along a continuum from a largely print to all-electronic delivery, publishing a number of eTextbooks and interactive learning editions. During the year, Wiley launched a web access licensing program, built on Wiley InterScience technology, which allows students to purchase access to the web resources for a text even if they have a used book. The Company is working with course management providers, to offer interactive syllabi, chat rooms, and assessment tools including online quizzing and testing, and recently introduced a proprietary online course management system for use by professors to integrate its content with their syllabi. This system offers a turnkey solution for posting syllabi, schedules, assignments, grades, and other materials online for students.

               One of the trends in higher education is toward distance learning
               - students taking online courses either on or off campus. Higher Education's initial efforts include forming partnerships with course developers, to provide distance learning courses to the higher education and corporate lifelong learning markets and to provide online teaching cases for use in courses in management science, operations research, operations management, and other business and engineering areas.

               Higher Education is leveraging the web in its sales and marketing efforts to reach students and faculty at universities worldwide through the use of interactive electronic brochures and e-mail campaigns.


              Publishing Operations

              Journal Products

               The Company publishes over 400 journals and other subscription-based products, which accounted for approximately 35% of the Company's fiscal 2001 revenues. Most journals are owned by the Company, in which case they may or may not be sponsored by a professional society. Some are owned by societies and published by the Company under an agreement. Societies which sponsor or own such journals generally receive a royalty and/or other consideration which varies with the nature of the relationship. The Company usually enters into agreements with outside independent editors of journals which state the duties of the editors, and the fees and expenses for their services. Contributors of journal articles transfer publication rights to the Company or professional society, as applicable.

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

               Journal content for virtually all of the journals is also made available online through subscription licenses, which generally range from one to three years.


              Book Products

               Materials for book publications are obtained from authors throughout most of the world through the efforts of an editorial staff, outside editorial advisors, and advisory boards. Most materials originate with their authors, but many are prepared as a result of suggestions or solicitations by editors or advisors. The Company usually enters into agreements with authors which state the terms and conditions under which the materials will be published and under which other related rights may be exercised, the name in which the copyright will be registered, the basis for any royalties, and other matters. Most of the authors are compensated by royalties which vary with the nature of the product and its anticipated sales potential. In general, royalties for textbooks and consumer books are higher than royalties for research and reference works. The Company makes advances against future royalties to authors of certain of its publications. The Company continues to add new titles, revise existing titles, and discontinue the sale of others in the normal course of its business. The Company's general practice is to revise its basic textbooks every three to five years, if warranted, and to revise other titles as appropriate. Subscription-based products, other than journals, are updated more frequently on a regular schedule. Approximately 36% of the Company's fiscal 2001 domestic book publishing revenues were from titles published or revised in that fiscal year.

               Professional and consumer books are sold to bookstores and online booksellers serving the general public; wholesalers who supply such bookstores; college bookstores for their non-textbook requirements; individual professional practitioners; and research institutions, jobbers, libraries (including public, professional, academic, and other special libraries), industrial organizations, and governmental agencies. The Company employs sales representatives who call upon independent bookstores, national and regional chain bookstores, wholesalers and jobbers. Trade sales to bookstores, wholesalers and jobbers are generally made on a fully returnable basis. Sales of professional and consumer books also result from direct mail campaigns, telemarketing, online access, and advertising and reviews in periodicals.

               Adopted textbooks (i.e., textbooks prescribed for course use) are sold primarily to bookstores, including online bookstores, serving educational institutions. The Company employs sales representatives who call on faculty responsible for selecting books to be used in courses, and on the bookstores which serve such institutions and their students. Textbook sales are generally made on a fully returnable basis. The textbook business is seasonal with the majority of textbook sales occurring during the June through August and November through January periods. There is an active used textbook market which negatively affects the sales of new textbooks.

               Like most other publishers, the Company generally contracts with independent printers and binderies for their services. The
               Company purchases its paper from independent suppliers and printers. Paper prices on average increased slightly during fiscal 2001. The Company believes that adequate printing and binding facilities, and sources of paper and other required materials are available to it, and that it is not dependent upon any single supplier. Printed book products are distributed from Company operated warehouses.

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

               The Internet not only enables the Company to deliver content online, but also helps to sell more books. The growth of online booksellers benefits the Company because they provide unlimited virtual "shelf space" for the Company's entire backlist. Approximately 10% of the Company's worldwide sales of books in fiscal 2001 were through online bookstores.


              International Operations

               The Company's publications are sold throughout most of the world through subsidiaries located in Europe, Canada, Australia, and Asia, through agents, and directly from the United States. Subsidiaries market their indigenous publications, as well as publications produced by the domestic operations and other subsidiaries and affiliates. The Export Sales Department in the United States markets the Company's publications through agents as well as foreign sales representatives in countries not served by a subsidiary. John Wiley & Sons International Rights, Inc. sells foreign reprint and translations rights. The Company publishes, or licenses others to publish, its products which are distributed throughout the world in 43 foreign languages. Approximately 41% of the Company's fiscal 2001 revenues were derived from non-U.S. markets.

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

              Concentration of Credit Risk

               The Company's business is not dependent upon a single customer. The journal subscription business is primarily sourced through independent subscription agents who facilitate the journal ordering process by consolidating the subscription orders/billings of each subscriber with various publishers. Monies are collected in advance from subscribers by the subscription agents and are remitted to the journal publishers, including the Company, generally prior to the commencement of the subscriptions. Although at fiscal year-end the Company`s credit risk exposure to these agents was not material, future calendar year subscription receipts from these agents are highly dependent on their financial position and liquidity. Subscription agents account for approximately 24% of total consolidated revenues and no one agent accounts for more than 8% of total consolidated revenues. The book publishing business has witnessed a significant concentration in national, regional and online bookstore chains in recent years; however, no one customer accounts for more than 6% of total consolidated revenues.


              Competition Within the Publishing Industry

               The sectors of the publishing industry in which the Company is engaged are highly competitive. The principal competitive criteria for the publishing industry are believed to be product quality, customer service, suitability of format and subject matter, author reputation, price, timely availability of both new titles and revisions of existing books, online availability of published information and, for textbooks and certain trade books, timely delivery of products to retail outlets and consumers.
               Recent years have seen a consolidation trend within the publishing industry, including several publishing companies having been acquired by larger publishers and other companies.

               The Company is in the top rank of publishers of scientific and technical journals worldwide, as well as the leading commercial chemistry publisher at the research level; one of the leading publishers of university and college textbooks for the "hardside" disciplines, i.e., sciences, engineering and mathematics; and a leading publisher in its targeted professional markets. The Company knows of no reliable industry statistics which would enable it to determine its share of the various foreign markets in which it operates. The Company believes that the percentage if its sales in markets outside the United States is higher than that of most of the Unites States-based publishers.

              Employees

               As of April 30, 2001, the Company employed approximately 2,600 persons on a full-time basis worldwide.

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

              Executive Officers

              Set forth below as of April 30, 2001 are the names and ages of all executive officers of the Company, the period during which they have been officers, and the offices presently held by each of them.

              Name and age               Officer since        Present office
              Bradford Wiley II             1993              Chairman of the Board since January 1993
                      60                                      and a Director


              William J. Pesce              1989              President and Chief  Executive  Officer
                      50                                      and a Director since May 1, 1998, (previously
                                                              Chief Operating Officer;  Executive Vice
                                                              President, Educational and International
                                                              Group; Senior Vice President, Educational and
                                                              International  Group;  and Senior Vice
                                                              President, Educational Publishing)


              Stephen A. Kippur             1986              Executive  Vice President and  President,
                      54                                      Professional  and Trade  Publishing
                                                              since  July  1998  (previously Executive Vice
                                                              President and Group  President,  Professional, Reference & Trade;
                                                              Senior Vice President,  Professional,  Reference & Trade Publishing
                                                              Group)


              Ellis E. Cousens              2001              Executive Vice President and Chief Financial  and
                      49                                       Operations  Officer since March 2001 (previously Senior Vice
                                                              President, Chief Financial Officer of Bookspan, a Bertelsman AG
                                                              joint venture, from March 2000; Vice President, Finance and
                                                              Strategic Planning of Bertelsman AG from March 1999; Vice President,
                                                              Chief Financial Officer of BOL.com, a  subsidiary of Bertelsman AG, from August 1998; Vice President, Financial Planning and Analysis of
                                                              Reader's Digest Association, Inc. from May 1997; and Director
                                                              Financial Planning and Analysis of Reader's Digest Association, Inc.
                                                              from May 1996)


              William Arlington             1990              Senior  Vice President, Human Resources since
                      52                                      June 1996 (previously Vice President, Human Resources)


              Peter W. Clifford             1989              Senior Vice President, Finance, Corporate
                      55                                      Controller and Chief  Accounting  Officer
                                                              since June 1996 (previously Vice President,
                                                              Finance and Controller)


              Timothy B. King               1996              Senior Vice President, Planning and Development since
                      61                                      June 1996 (previously Vice President Planning and Development)

              Richard S. Rudick             1978              Senior Vice President, General Counsel since June 1989
                      61

              Deborah E. Wiley              1982              Senior Vice President, Corporate  Communications since June 1996
                      55                                      (previously Vice President and Director of Corporate
                                                              Communications, and a Director of the Company until September 1998)


              Each of the officers listed above will serve until the next organizational meeting of the Board of Directors of the Company and until each of the respective successors is duly elected and qualified. Deborah E. Wiley is the sister of Bradford Wiley II. There is no other family relationship among any of the aforementioned individuals.

Item 2.       Properties

              The Company occupies office, warehouse, and distribution facilities in various parts of the world, as listed below (excluding those locations with less than 10,000 square feet of floor area, none of which is considered material property).

                                                                                                              Lease Expiration
              Location                       Purpose                          Approx. Sq. Ft.                     Date

              Domestic-Leased
              New York                      Executive and                       232,000                            2003
                                            Editorial Offices

              New Jersey                    Distribution                        170,000                            2002
                                            Center and Office

              New Jersey                    Warehouses                          247,000                            2002

              California                    Office                               35,000                            2112



              Foreign-owned

              Germany                       Office                               66,000



              Foreign-leased

              Australia                     Office                               24,000                             2002
                                            Warehouse                            36,000                             2003

              Canada                        Office                               20,000                             2002
                                            Warehouse                            47,000                             2002

              England                       Office                               48,000                             2009
              Warehouse                                                          96,000                             2012

              Singapore                     Office and Warehouse                 45,000                             2002



              All of the buildings and the equipment owned or leased are believed to be in good condition and are generally fully utilized.

              The schedule above does not include the fifteen year lease on the Company's new headquarters facility in New Jersey for approximately 400,000 square feet that will commence upon completion of construction, as defined, and which is estimated to occur during calendar year 2002. In addition, the Company has entered into an agreement to purchase a 50,000 square foot office building in England upon completion of construction which is scheduled for calendar year 2002.

Item 3.       Legal Proceedings
              The Company is involved in routine litigation in the ordinary course of its business. In the opinion of management, the ultimate resolution of all pending litigation will not have a material effect upon the financial condition or results of operations of the Company.

Item 4.       Submission of Matters to a
              Vote of Security Holders

              No matters were submitted to the Company's security holders during the last quarter of the fiscal year ended April 30, 2001.

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

Item 9.       Changes in and Disagreements with
              Accountants on Accounting and Financial Disclosure

              None.

                                    PART III

Item 10.      Directors and Executive Officers


              The information regarding the Board of Directors on pages 3 to 8 of the 2001 Proxy Statement is incorporated herein by reference, and information regarding Executive Officers appears in Part I of this report.

Item 11.      Executive Compensation

              The information on pages 9 to 15 of the 2001 Proxy Statement is incorporated herein by reference.

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management


              The information on pages 2,3,7, and 8 of the 2001 Proxy Statement is incorporated herein by reference.

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


              (b) Reports on Form 8-K.

                  No reports on form 8-K were filed during the quarter ended April 30, 2001.

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

     10.2 Agreement of Lease dated as of August 4, 2000 between Block A South Waterfront Development L.L.C., as Landlord, and the Company, as Tenant (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31, 2000).

     10.3 Agreement of Lease dated as of May 16, 1985 between Fisher 40th & 3rd Company and Hawaiian Realty, Inc., Landlord, and the Company, Tenant (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1985).

     10.4 Long Term Incentive Plan (incorporated by reference to the Company's Definitive Proxy Statement dated August 6, 1999).

     10.5 Executive Annual Incentive Plan (incorporated by reference to the Company's Definitive Proxy Statement dated August 6, 1999).

     10.6 1991 Key Employee Stock Plan (incorporated by reference to the Company's Definitive Proxy Statement dated August 8, 1991).

     10.7 Amendment to 1991 Key Employee Stock plan dated as of September 19, 1996 (incorporated by reference to the Company's Definitive Proxy Statement dated August 9, 1996).

     10.8 1987 Incentive Stock Option and Performance Stock Plan (incorporated by reference to the Company's Definitive Proxy Statements dated August 10, 1987).

     10.9 Amendment to 1987 Incentive Stock Option and Performance Stock Plan dated as of March 2, 1989 (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1989).

     10.10 Director Stock Plan as Amended and Restated as of June 22, 1995 (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1997).

     10.11 Supplemental Executive Retirement Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1989).

     10.12 Form of the Fiscal Year 1999 Executive Long Term Incentive Plan (incorporated by reference to the ompany's Report on Form 10-K for the year ended April 30, 1999).

     10.13 Form of the Fiscal Year 2000 Qualified Executive Long Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2000).

     10.14 Form of the Fiscal Year 2000 Qualified Executive Annual Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2000).

     10.15 Form of the Fiscal Year 2000 Executive Annual Strategic Milestones Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2000).

     10.16 Form of the Fiscal Year 2001 Qualified Executive Long Term Incentive Plan.

     10.17 Form of the Fiscal  Year 2001 Qualified  Executive  Annual  Incentive
           Plan.

     10.18 Form of the Fiscal Year 2001 Executive Annual Strategic Milestones Incentive Plan.

     10.19 Senior Executive Employment Agreement dated as of January 8, 1998 between William J.Pesce and the Company (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1998).

     10.20 Restricted Stock Award Agreement dated as of June 23, 1994 between William J. Pesce and the Company (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31,
           1995).

     10.21 Senior Executive Employment Agreement dated as of July 1, 1994 between Stephen A. Kippur and the Company (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31, 1995).

     10.22 Amendment No. 1 to Stephen A. Kippur's Senior Executive Employment Agreement dated as of July 1, 1994 (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31,
           1995).

     10.23 Restricted Stock Award Agreement dated as of June 23, 1994 between Stephen A. Kippur and the Company (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31,
           1995).

     10.24 Executive Employment Agreement dated as of February 21, 2001 between Ellis E. Cousens and the Company.

     10.25 Employment Agreement dated as of June 15, 2000 between Robert D. Wilder and the Company (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2000).

     10.26 Restricted Stock Award Agreement dated as of June 23, 1994 between Robert D. Wilder and the Company (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31,
           1995).

     10.27 Employment Agreement letter dated as of January 16, 1997 between Richard S. Rudick and the Company (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1997).

     10.28 Employment Agreement letter dated as of January 16, 1997 between Timothy B. King and the Company (incorporated by reference to the Company's Report of Form 10-K for the year ended April 30, 1997).

     10.29 Employment agreement letter dated as of January 16, 1997 between William Arlington and the Company.

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

     as of April 30, 2001 and 2000............................................17

Consolidated Statements of Income and Retained Earnings

     for the years ended April 30, 2001, 2000 and 1999........................18

Consolidated Statements of Comprehensive Income

     for the years ended April 30, 2001, 2000 and 1999........................18

Consolidated Statements of Cash Flows for the

     years ended April 30, 2001, 2000 and 1999................................19

Notes to Consolidated Financial Statements...............................20 - 31

Management's Discussion and Analysis of Financial Condition

     and Results of Operations...........................................32 - 37

Results by Quarter (Unaudited)................................................38

Quarterly Share Prices, Dividends and Related Stockholder Matters.............38

Selected Financial Data.......................................................39

Schedule II - Valuation and Qualifying Accounts

     for the years ended April 30, 2001, 2000 and 1999........................40

Other schedules are omitted because of absence of conditions under which they apply or because the information required is included in the Notes to Consolidated Financial Statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and the Shareholders of John Wiley & Sons, Inc.:

We have audited the accompanying consolidated statements of financial position of John Wiley & Sons, Inc. (a New York corporation), and subsidiaries as of April 30, 2001 and 2000, and the related consolidated statements of income and retained earnings, comprehensive income, and cash flows for each of the three years in the period ended April 30, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of John Wiley & Sons, Inc., and subsidiaries as of April 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP
New York, New York
June 5, 2001


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statement File Nos. 333-93691, 33-60268, 2-65296, 2-95104, 33-29372
and 33-62605. It should be noted that we have not audited any financial statements of the company subsequent to April 30, 2001 or performed any audit procedures subsequent to the date of our report.

ARTHUR ANDERSEN LLP
New York, New York
July 2, 2001


                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

John Wiley & Sons, Inc. and Subsidiaries                                               April 30
Dollars in thousands                                                              2001          2000
                                                                               --------------------------

Assets

Current Assets

              Cash and cash equivalents........................................ $ 52,947      $  42,299

              Accounts receivable...............................................  62,514         68,080

              Inventories.......................................................  50,763         46,109

              Deferred income tax benefits......................................  13,331         10,999

              Prepaid expenses..................................................   9,980          8,399
                                                                               ------------------------
              Total Current Assets.............................................. 189,535        175,886
                                                                               -----------------------


Product Development Assets......................................................  41,191         39,809

Property and Equipment..........................................................  52,255         38,226

Intangible Assets............................................................... 283,761        297,085

Deferred Income Tax Benefits....................................................   3,380          3,395

Other Assets....................................................................  17,880         14,936
                                                                               ------------------------
Total Assets...................................................................$ 588,002      $ 569,337
                                                                               ========================

Liabilities and Sharelholders' Equity

Current Liabilities

              Current portion of long-term debt................................$  30,000      $  30,000

              Accounts and royalties payable....................................  42,520         45,816

              Deferred subscription revenues.................................... 117,103        112,337

              Accrued income taxes..............................................   9,586          6,102

              Other accrued liabilities.........................................  47,552         59,795
                                                                               ------------------------
              Total Current Liabilities......................................... 246,761        254,050
                                                                               ------------------------

Long-Term Debt..................................................................  65,000         95,000

Other Long-Term Liabilities.....................................................  34,901         32,109

Deferred Income Taxes...........................................................  21,317         15,440


Shareholders' Equity

              Common stock issued

              Class A (68,037,102 and 67,891,602 shares)........................  68,037         67,892

              Class B (15,153,160 and 15,298,660 shares)........................  15,153         15,299

              Additional paid-in capital........................................  18,900         14,178

              Retained earnings................................................. 247,731        198,539

              Accumulated other comprehensive loss..............................  (3,117)        (3,642)

              Unearned deferred compensation....................................  (1,755)        (1,703)
                                                                               -------------------------

                                                                                 344,949        290,563

Less Treasury shares at cost (Class A - 18,971,692 and 18,994,081;

              Class B - 3,484,096 and 3,484,096)................................(124,926)      (117,825)
                                                                               ------------------------
Total Shareholders' Equity...................................................... 220,023        172,738
                                                                               -------------------------
Total Liabilities and Shareholders' Equity.....................................$ 588,002      $ 569,337
                                                                               =========================


The accompanying notes are an integral part of the consolidated financial statements.

                              CONSOLIDATED STATEMENTS OF INCOME
                                    AND RETAINED EARNINGS



John Wiley & Sons, Inc. and Subsidiaries                                          For the years ended April 30

Dollars in thousands except per share data                                      2001           2000          1999
                                                                               ------------------------------------

Revenues...................................................................$   613,790    $   606,024   $   519,164


Costs and Expenses

         Cost of sales.........................................................199,400        200,050       179,267

         Operating and administrative expenses.................................301,470        300,523       266,798

         Amoritization of intangibles...........................................17,496         16,447         9,445
                                                                               -------------------------------------
         Total Costs and Expenses..............................................518,366        517,020       455,510
                                                                              --------------------------------------


Operating Income................................................................95,424         89,004        63,654



Interest Income and Other....................................................... 2,828          2,017         5,713

Interest Expense................................................................(8,025)        (8,390)       (7,322)
                                                                               --------------------------------------
Interest Income (Expense) -Net..................................................(5,197)        (6,373)       (1,609)
                                                                               --------------------------------------


Income Before Taxes.............................................................90,227         82,631        62,045

Provision for Income Taxes......................................................31,309         30,243        22,336
                                                                               -------------------------------------
Net Income......................................................................58,918         52,388        39,709
                                                                               -------------------------------------

Retained Earnings at Beginning of Year.........................................198,539        154,759       122,906



Cash Dividends

         Class A Common ($.16, $.14, and $.13 per share)                        (7,859)        (7,075)       (6,479)

         Class B Common ($.16, $.13, and $.11 per share)                        (1,867)        (1,533)       (1,377)
                                                                               -------------------------------------
         Total Dividends........................................................(9,726)        (8,608)       (7,856)
                                                                               -------------------------------------
Retained Earnings at End of Year...........................................$   247,731    $   198,539   $   154,759
                                                                               =====================================


Income Per Share

         Diluted................................................................$ 0.93         $ 0.81         $ 0.60

         Basic..................................................................$ 0.97         $ 0.85         $ 0.63


                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

John Wiley & Sons, Inc. and Subsidiaries                                            For the years ended April 30
                                                                               ---------------------------------------
Dollars in thousands                                                             2001           2000          1999
                                                                               ---------------------------------------

Net Income...................................................................$    58,918    $    52,388   $    39,709
Other Comprehensive Income(Loss)
         Foreign currency translation adjustments...............................     525         (3,116)           14
                                                                               ---------------------------------------
Comprehensive Income.........................................................$    59,443    $    49,272   $    39,723
                                                                               =======================================

The accompanying notes are an integral part of the consolidated financial statements.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


John Wiley & Sons, Inc. and Subsidiaries                                                  For the years ended April 30

Dollars in thousands                                                                2001            2000            1999
                                                                               --------------------------------------------
Operating Activities

Net Income.....................................................................$  58,918      $   52,388       $   39,709
Noncash Items

         Amortization of intangibles............................................  17,496          16,447            9,445

         Amortization of composition costs......................................  22,583          24,900           21,322

         Depreciation of property and equipment.................................  13,802          11,822            9,788

         Reserves for returns, doubtful accounts, and obsolescence..............   7,527          11,211            5,406

         Deferred income taxes..................................................   3,530           1,795           (1,056)

         Other                                                                    10,185          12,675           10,822

Changes in Operating Assets and Liabilities

         Decrease (increase) in receivables.....................................   5,063         (21,611)           1,151

         Decrease (increase) in inventories.....................................  (9,789)         (1,149)           3,032

         Increase (decrease) in accounts and royalties payable..................  (2,213)          6,134           (1,917)

         Increase in deferred subscription revenues.............................   5,009           3,602           10,413

         Increase (decrease) in other accrued liabilities.......................  (9,242)         12,100            8,037

         Net change in other operating assets and liabilities...................   8,145           3,383            5,079
                                                                               -------------------------------------------
         Cash Provided by Operating Activities.................................. 131,014         133,697          121,231
                                                                               -------------------------------------------
Investing Activities

         Additions to product development assets................................ (36,163)        (33,153)         (31,998)

         Additions to property and equipment.................................... (28,656)        (15,804)         (10,631)

         Proceeds from sale of publishing assets................................   2,950               -                -

         Acquisitions of publishing assets...................................... (10,052)       (145,111)         (10,429)
                                                                               -------------------------------------------
         Cash Used for Investing Activities..................................... (71,921)       (194,068)         (53,058)
                                                                               -------------------------------------------
Financing Activities
         Purchase of treasury shares............................................  (9,456)        (35,317)         (38,549)

         Repayment of long-term debt............................................ (30,000)              -               -

         Cash dividends.........................................................  (9,726)         (8,608)          (7,856)

         Proceeds from issuance of stock on option exercises and other..........   1,911           2,003            1,826
                                                                               -------------------------------------------
Cash Used for Financing Activities.............................................. (47,271)        (41,922)         (44,579)
                                                                               -------------------------------------------
Effects of exchange rate changes on cash........................................  (1,174)         (4,408)          (2,029)
                                                                               -------------------------------------------
Cash and Cash Equivalents

         Increase (decrease) for year...........................................  10,648        (106,671)          21,565

         Balance at beginning of year...........................................  42,299         148,970          127,405
                                                                               -------------------------------------------
         Balance at end of year................................................$  52,947      $   42,299       $  148,970
                                                                               ===========================================
Cash Paid During the Year for
         Interest..............................................................$   9,033      $    8,556       $    7,886

         Income taxes..........................................................$  19,074      $   21,122       $   17,201


The accompanying notes are an integral part of the consolidated financial statements.

                 Notes to Consolidated Financial Statements


Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of John Wiley & Sons, Inc., and its majority-owned subsidiaries. Investments in entities in which the Company has less than a 20% ownership and in which it does not exercise significant influence are accounted for using the cost method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition: In accordance with S.E.C. Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company recognizes revenue when the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectibility is reasonably assured. If all other criteria have been met, revenues are principally recognized upon shipment of products or when services have been rendered. Subscription revenues are generally collected in advance, and are deferred and recognized as earned when the related issue is shipped or made available online, or over the term of the subscription as services are rendered.

Shipping and Handling Fees: In the fourth quarter of fiscal year 2001, the Company implemented the consensus of the Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," and retroactively reclassified its shipping and handling fee income from cost of sales and operating and administrative expenses, where it was previously recorded, to revenues. This reclassification had the effect of increasing revenues and the respective expenses, by $12, $11.2, and $10.7 million in 2001, 2000, and 1999, respectively, with no effect on net income for any period. Shipping and handling costs included in operating and administrative expenses amounted to $12.3, $11.8, and $9.7 million in 2001, 2000, and 1999, respectively.

Sales Returns and Doubtful Accounts: The Company provides an estimated allowance for doubtful accounts and for future returns on sales made during the year based on historical experience. The allowance for doubtful accounts and returns (estimated returns net of inventory and royalty costs) is shown as a reduction of accounts receivable in the accompanying consolidated balance sheets and amounted to $52.8 and $53.4 million at April 30, 2001 and 2000, respectively.

Inventories: Inventories are stated at cost or market, whichever is lower. Domestic book inventories aggregating $38.4 and $35.4 million at April 30, 2001 and 2000, respectively, are valued using the last-in, first-out (LIFO) method. All other inventories are valued using the first-in, first-out method. Capitalized Internal-use Software: Beginning in fiscal year 2000, the Company adopted the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-1," Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that costs incurred during the application development stage, including external costs of materials and services, and payroll and payroll related costs for employees who are directly associated with the internal-use software project, are to be capitalized and amortized over the expected useful life of the related software. Costs incurred during the preliminary project stage, as well as maintenance, training and upgrades that do not result in additional functionality are to be expensed as incurred. The adoption of SOP 98-1 had the effect of increasing net income in fiscal years 2001 and 2000 by approximately $2.0 and $1.5 million, respectively.

Depreciation and Amortization: Buildings, leasehold improvements, and capital leases are amortized over the lesser of the estimated useful lives of the assets up to 40 years, or the duration of the various leases, using the straight-line method. Furniture and fixtures is depreciated principally on the straight-line method over estimated useful lives ranging from 3 to 10 years. Computer equipment and capitalized software are amortized on a straight-line basis over estimated useful lives ranging from 3 to 5 years. Composition costs representing the costs incurred to bring an edited manuscript to publication including typesetting, proofreading, design and illustration, etc., are capitalized and amortized on a double-declining basis over estimated useful lives, principally three years.

Intangible Assets: Intangible assets consist of acquired publication rights, which are principally amortized on a straight-line basis over periods ranging from 3 to 30 years; noncompete agreements, which are amortized over the term of such agreements; and goodwill and other intangibles, which are amortized on a straight-line basis over periods ranging from 5 to 40 years. If facts and circumstances indicate that long-lived assets and/or intangible assets may be permanently impaired, it is the Company's policy to assess the carrying value and recoverability of such assets based on an analysis of undiscounted future cash flows of the related operations. Any resulting reduction in carrying value based on the estimated fair value would be charged to operating results. Estimated fair value is principally determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. As a result of this review, approximately $3.6 million of intangibles was written off and charged against operating income in fiscal year 2000.

Derivative Financial Instruments - Foreign Exchange Contracts: The Company, from time to time, enters into forward exchange contracts as a hedge against its overseas subsidiaries' foreign currency asset and liability commitments, and anticipated transaction exposures. To qualify as a hedge, the financial instrument must be designated as a hedge against identified items that have a high correlation with the financial instrument. The Company does not use financial instruments for trading or speculative purposes. Realized and unrealized gains and losses are deferred and taken into income over the lives of the hedged items if permitted by accounting principles generally accepted in the United States; otherwise, the contracts are marked to market with any gains and losses reflected in operating expenses. At April 30, 2001, there were open foreign exchange forward contracts of approximately $15.6 million relating to hedges of Euro and U.K. pound sterling exposures, and for which $.5 million of unrealized losses were deferred. There were no open foreign exchange contracts and no gains or losses were deferred at April 30, 2000. Included in operating and administrative expenses were net foreign exchange gains (losses) of approximately $(.3), $.1 and $(.1), million in 2001, 2000, and 1999, respectively.

Foreign Currency Translation: The Company translates the results of operations of its foreign subsidiaries using average exchange rates during each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. Currency translation adjustments are recorded as a component of accumulated other comprehensive income(loss) in stockholders' equity.

Stock-Based Compensation: Stock options and restricted stock grants are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company recognizes no compensation expense for fixed stock option grants since the exercise price is equal to the fair value of the shares at date of grant. For restricted stock grants, compensation cost is generally recognized ratably over the vesting period based on the fair value of shares.

Cash   Equivalents:   Cash  equivalents   consist  primarily  of  highly  liquid
investments with a maturity of three months or less and are stated at cost plus accrued interest, which approximates market value.

New Accounting Standards: The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138, which specifies the accounting and disclosure requirements for such instruments, and is effective for the Company's fiscal year beginning on May 1, 2001. Under the new standard, all derivatives will be recognized as assets or liabilities and measured at fair value. Derivatives that are not determined to be effective hedges will be adjusted to fair value with a corresponding effect on net income. It is anticipated that the adoption of this new accounting standard will not have a material effect on the consolidated financial statements of the Company.

Income Per Share

A reconciliation of the shares used in the computation of net income per share for the years ended April 30, follows:



In thousands                     2001       2000        1999
----------------------------- ----------- ---------- -----------

Weighted average shares
   outstanding                   60,813      62,229     63,738
Less:  Unearned deferred
compensation shares
                                   (321)       (505)      (781)
----------------------------- ----------- ---------- -----------
Shares used for basic
income per share
                                 60,492      61,724     62,957
Dilutive effect of stock
options and other stock
awards                            2,808       3,101      3,556
----------------------------- ----------- ---------- -----------
Shares used for diluted
income per share
                                 63,300      64,825     66,513
----------------------------- ----------- ---------- -----------


Acquisitions

In fiscal year 2001, the Company acquired interests in certain publishing properties for approximately $10.1 million including: EnviroGlobe, an environmental remediation portal and database of technical and regulatory information; a majority interest in Capstone Publishing, Ltd., an Oxford-based publisher of professional business and management titles; new agreements with certain prestigious scholarly and professional societies to publish their journals; and a strategic investment in LabBook, Inc., an innovative life-sciences information company. The costs of these investments have been allocated primarily to investments and to goodwill, acquired publication rights and noncompete agreements that are being amortized on a straight-line basis over estimated average lives ranging from 5 to 20 years.

In fiscal year 2000, the Company acquired certain higher education titles and related assets for approximately $57 million in cash. The higher education titles included such disciplines as biology/anatomy and physiology, engineering, mathematics, economics, finance, and teacher education. In addition, the Company acquired the Jossey-Bass publishing company from Pearson Inc. for approximately $81 million in cash. Jossey-Bass publishes books and journals for professionals and executives in such areas as business, psychology and non-profit institution management. The Company also acquired the J.K. Lasser tax and financial guides for approximately $5 million in cash and other smaller acquisitions for approximately $2 million. The acquisitions were financed by available cash balances and short-term lines of credit. The cost of the acquisitions was allocated on the basis of the fair values of the assets acquired and the liabilities assumed. The excess of cost over the fair value of the tangible assets acquired amounted to approximately $143 million, relating primarily to acquired publication rights, goodwill, and noncompete agreements that are being amortized on a straight-line basis over estimated average lives ranging from 3 to 20 years.

In fiscal 1999, the Company acquired various publishing properties for approximately $10.4 million in cash including the Huthig Publishing Group's scientific book and journals program; the German Materials Science Society book program; Chronimed's publishing program in such areas as general health, cooking, nutrition, diabetes, and other chronic illnesses; Hewin International, a publisher of technological-commercial reports in the areas of agrochemicals, biochemistry, oleochemicals, and petrochemicals; and the remaining shares of Verlag Helvetica Chemica Acta, a scientific publisher of chemistry books and journals. The excess of cost over the fair value of the tangible assets acquired amounted to approximately $11.4 million, relating primarily to acquired publishing rights that are being amortized on a straight-line basis over periods ranging from 5 to 30 years.

All acquisitions have been accounted for by the purchase method, and the accompanying financial statements include their results of operations since their respective dates of acquisition. The acquisition of Jossey-Bass was considered to be an acquisition of a business, and accordingly, the following unaudited pro forma information presents the results of operations of the Company as if the acquisition had been consummated as of May 1, 1998. The unaudited pro forma financial information is not necessarily indicative of the actual results that would have been achieved had the acquisition been consummated as of May 1, 1998, nor is it necessarily indicative of future results of operations.


Dollars in thousands            2000             1999
except per share data
------------------------ --- ------------ --- ------------
Revenues                 $       609,603  $       552,533
Net Income               $        51,197  $        36,121
Income Per Share         $           .79  $           .54



Inventories


Inventories at April 30 were as follows:
Dollars in thousands              2001             2000
--------------------------- ----------------- ----------------

Finished Goods                  $46,353           $40,370
Work-in-Process                   4,481             3,537
Paper, Cloth, and Other           3,020             5,241
--------------------------- ----------------- ----------------
                                 53,854            49,148
LIFO Reserve                     (3,091)           (3,039)
--------------------------- ----------------- ----------------
Total                           $50,763           $46,109
--------------------------- ----------------- ----------------


Product Development Assets


Product development assets consisted of the following at April 30:
Dollars in thousands                  2001          2000
---------------------------------- ------------ -------------

Composition Costs                    $24,975      $26,753
Royalty Advances                      16,216       13,056
---------------------------------- ------------ -------------
Total                                $41,191      $39,809
---------------------------------- ------------ -------------


Composition costs are net of accumulated amortization of $52,593 in 2001 and $48,045 in 2000.

Property and Equipment

Property and equipment consisted of the following at April 30:
Dollars in thousands                 2001            2000
-------------------------------- -------------- ---------------
Land and Land Improvements         $  3,333       $  1,542
Buildings and Leasehold
Improvements                         27,754         19,763
Furniture and Fixtures               31,752         31,846
Computer Equipment and
Capitalized Software                 58,104         52,877
-------------------------------- -------------- ---------------
                                    120,943        106,028
Accumulated Depreciation            (68,688)       (67,802)
-------------------------------- -------------- ---------------
Total                              $ 52,255       $ 38,226
-------------------------------- -------------- ---------------


Intangible Assets

Intangible assets consisted of the following at April 30:
Dollars in thousands                 2001          2000
-------------------------------- ------------- -------------
Acquired Publication Rights        $239,603      $245,219
Goodwill and Other Intangibles      116,466       112,053
Noncompete Agreements                   890         2,016
-------------------------------- ------------- -------------
                                    356,959       359,288
Accumulated Amortization            (73,198)      (62,203)
-------------------------------- ------------- -------------
Total                              $283,761      $297,085
-------------------------------- ------------- -------------

Other Accrued Liabilities

Included in other accrued liabilities was accrued compensation of approximately $20.8 and $28.3 million at April 30, 2001 and 2000, respectively.

Income Taxes

The provision for income taxes at April 30, was as follows:
Dollars in thousands           2001        2000       1999
---------------------------- ---------- ----------- ----------
Currently Payable
   Federal                   $ 16,606   $ 19,501    $ 16,419
   Foreign                     10,789      6,181       4,663
   State and local                354      2,618       2,249
---------------------------- ---------- ----------- ----------
   Total Current Provision     27,749     28,300      23,331
---------------------------- ---------- ----------- ----------
Deferred Provision (Benefit)
   Federal                       (467)    (4,353)     (4,060)
   Foreign                      1,858      4,561       1,922
   State and local              2,169      1,735       1,143
---------------------------- ---------- ----------- ----------
   Total Deferred Provision     3,560      1,943        (995)
---------------------------- ---------- ----------- ----------
   Total Provision           $ 31,309   $ 30,243    $ 22,336
---------------------------- ---------- ----------- ----------


Included in the Company's consolidated statements of cash flows as cash provided by operating activities under the changes in other assets and liabilities caption are tax benefits related to the exercise of stock options amounting to $3.5, $3.7 and $2.4 million for 2001, 2000, and 1999, respectively, which serve to reduce current income taxes payable. Such amounts were previously classified as cash provided by financing activities, and prior year amounts have been reclassified to conform to the current year's presentation.

The Company's effective income tax rate as a percent of pretax income differed from the U.S. federal statutory rate as shown below:


                                       2001     2000     1999
------------------------------------- -------- -------- --------

U.S. Federal Statutory Rate             35.0%    35.0%    35.0%
State and Local Income Taxes
   Net of Federal Income Tax Benefit     2.0      3.9      3.6
Tax Benefit Derived From FSC Income     (3.5)    (3.6)    (2.5)
Foreign Source Earnings Taxed at
   Other Than U.S. Statutory Rate         .2        -       .1
Nondeductible Amortization of            1.8      2.0       .6
   Intangibles
Other-Net                                (.8)     (.7)     (.8)
------------------------------------- -------- -------- --------
Effective Income Tax Rate               34.7%    36.6%    36.0%
------------------------------------- -------- -------- --------


Deferred taxes result from timing differences in the recognition of revenue and expense for tax and financial reporting purposes. The components of the provision for deferred taxes were as follows:


Dollars in thousands                 2001     2000      1999
---------------------------------- --------- -------- ---------

Depreciation and Amortization      $ 5,818   $   177  $(2,356)
Accrued Expenses                     3,803    (1,147)   2,500
Provision for Sales Returns and
Doubtful Accounts                   (3,039)   (6,573)  (3,414)
Inventory                              707      (561)       5
Retirement Benefits                   (600)      752   (1,454)
Long-Term Liabilities                1,000        67   (1,175)
Alternative Minimum Tax Credit and
Other Carryforwards                      -       492      288
Net Operating Loss Carryforwards     1,690    17,205    4,500
Valuation Allowance                 (5,719)   (7,079)     245
Other-Net                             (100)   (1,390)    (134)
---------------------------------- --------- -------- ---------
Total Deferred Provision (Benefit) $ 3,560   $ 1,943  $  (995)
---------------------------------- --------- -------- ---------

The significant components of deferred tax assets and liabilities at April 30 were as follows:

                                     2001              2000
                             ----------------- ------------------
                              Current Long-Term   Current  Long-Term
Dollars in thousands
---------------------------- -------- --------  ---------  -------

Deferred Tax Assets
Net Operating Loss
  Carryforwards               $     -  $ 2,736   $    -    $ 4,426
Reserve for Sales Returns
  and Doubtful Accounts        15,220        -    12,181         -
Costs Capitalized for Taxes         -    3,898         -     3,798
Retirement and Post-
  Employment Benefits               -    4,772         -     4,172
Amortization of Intangibles         -        -         -     4,018
---------------------------- -------- -------- ---------  --------
Total Deferred Tax Assets      15,220   11,406    12,181    16,414
Less: Valuation Allowance           -        -         -    (5,719)
---------------------------- -------- -------- ---------  --------
Net Deferred Tax Assets        15,220   11,406    12,181    10,695
---------------------------- -------- -------- ---------  --------
Deferred Tax Liabilities
Inventory                      (1,889)      -     (1,182)        -
Depreciation and Amortization       -   (5,431)        -    (3,631)
Accrued Expenses                    -  (12,158)        -    (8,355)
Long-Term Liabilities               -  (11,754)        -   (10,754)
---------------------------- -------- --------  --------- --------
Total Deferred Tax             (1,889) (29,343)   (1,182)  (22,740)
  Liabilities
---------------------------- -------- --------  --------- --------
Net Deferred Tax Assets
  (Liabilities)                13,331 $(17,937)  $10,999  $(12,045)
---------------------------- -------- --------  ---------  --------


Current taxes payable for 2001 and 2000 have been reduced by $1.3 and $5.0 million, respectively, relating to the utilization of net operating loss carryforwards. At April 30, 2001, the Company had aggregate unused net operating loss carryforwards of approximately $6.7 million, which may be available to reduce future taxable income primarily in foreign tax jurisdictions and generally have no expiration date.

In general, the Company plans to continue to invest the undistributed earnings of its foreign subsidiaries in those businesses, and therefore no provision is made for taxes that would be payable if such earnings were distributed. At April 30, 2001, the undistributed earnings of foreign subsidiaries approximated $44.1 million and, if remitted currently, would result in additional taxes approximating $6.8 million.

Notes Payable and Debt
Long-term debt consisted of the following at April 30:

Dollars in thousands                 2001         2000
-------------------------------- ------------- -----------
Term Loan Notes Payable Due
   October 2001 Through 2003     $ 95,000      $125,000

Less: Current portion of
   long-term debt                 (30,000)      (30,000)
                                 ----------    ----------
                                 $ 65,000      $ 95,000
                                 ---------     ----------


The weighted average interest rate on the term loan was 6.68% and 5.89% during 2001 and 2000, respectively; and 5.24% and 6.44% at April 30, 2001 and 2000,
respectively.

The Company has a $145 million credit agreement expiring on October 31, 2003, with eight banks. The credit agreement consists of a term loan of $95 million and a $50 million revolving credit facility. The Company has the option of borrowing at the following floating interest rates: (i) Eurodollars at a rate based on the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging from .15% to .30% depending on certain coverage ratios; or (ii) dollars at a rate based on the current certificate of deposit rate, plus an applicable margin ranging from .275% to .425% depending on certain coverage ratios; or
(iii) dollars at the higher of (a) the Federal Funds Rate plus .5% and (b) the banks' prime rate. In addition, the Company pays a facility fee ranging from
 .10% to .20 % on the total facility depending on certain coverage ratios.

In the event of a change of control, as defined, the banks have the option to terminate the agreement and require repayment of any amounts outstanding. Amounts outstanding under the term loan have mandatory repayments as follows:


Dollars in thousands     2002     2003     2004
----------------------- ------- --------- --------
                        $30,000 $30,000   $35,000


The credit agreement contains certain restrictive covenants related to minimum net worth, funded debt levels, an interest coverage ratio, and restricted payments, including a cumulative limitation for dividends paid and share repurchases. Under the most restrictive covenant, approximately $89 million was available for such restricted payments as of April 30, 2001.

The Company and its subsidiaries have other short-term lines of credit aggregating $79 million at various interest rates. Information relating to all short-term lines of credit follows:


Dollars in thousands               2001       2000      1999
-------------------------------- ---------- --------- ----------
End of Year
  Amount outstanding             $   --    $    --   $    --
  Weighted average interest          --         --        --
  rate
During the Year
  Maximum amount outstanding     $48,445    $40,749  $    --
  Average amount outstanding     $ 9,018    $15,654  $    --
  Weighted average interest          6.7%       5.6%      --
  rate
-------------------------------- ---------- --------- ----------

Based on estimates of interest rates currently available to the Company for loans with similar terms and maturities, the fair value of notes payable and long-term debt approximates the carrying value.

Commitments and Contingencies

The following schedule shows the composition of rent expense for operating leases:

Dollars in thousands               2001       2000        1999
------------------------------- ----------- ---------- -----------

Minimum Rental                  $ 14,948    $ 14,614  $  13,935
Lease Escalation                   2,484       2,352      2,248
Less: Sublease Rentals                --          --        (60)
------------------------------- ----------- ---------- -----------
Total                           $ 17,432    $ 16,966  $  16,123
------------------------------- ----------- ---------- -----------

Future minimum payments under operating leases aggregated $58.7 million at April 30, 2001. Annual payments under these leases are $16.9, $16.5, $3.4, $3.2, and $3.0 million for fiscal years 2002 through 2006, respectively. Such amounts do not include the fifteen year lease related to the Company's new headquarters facility that will commence upon completion of construction, as defined, and which is estimated to occur during calendar year 2002. The future minimum payments under the lease aggregate to approximately $194 million over the term with annual rent payments during the first five years of approximately $12 million per year. The Company has also entered into an agreement to purchase an office building in England upon completion of construction in calendar year 2002 for approximately $15 million.

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

The Company provides life insurance and health care benefits, subject to certain dollar limitations and retiree contributions, for substantially all of its retired domestic employees. The cost of such benefits is expensed over the years that the employees render service and is funded on a pay-as-you-go, cash basis. The accumulated postretirement benefit obligation amounted to $1.0 million at April 30, 2001 and .4 million at 2000, and the amount expensed in 2001 and prior years was not material.

The Company has a defined contribution 401(k) savings plan. The Company contribution is based on employee contributions and the level of Company match. The expense for this plan amounted to approximately $1.7, $1.5, and $1.2 million in 2001, 2000 and 1999, respectively.


The components of net pension expense for the defined benefit plans were as follows:

Dollars in thousands                 2001      2000      1999
---------------------------------- --------- --------- ---------
Service Cost                        $5,263    $5,535    $4,960
Interest Cost                        7,426     7,034     6,498
Expected Return on Plan Assets      (7,351)   (7,321)   (6,684)
Net Amortization of Prior
   Service Cost                        473       470       356
Net Amortization of Unrecognized
   Transition Asset                   (819)     (843)     (850)
Recognized Net Actuarial
   (Gain) Loss                          47      (166)     (157)
---------------------------------- --------- --------- ---------
Net Pension Expense                 $5,039    $4,709    $4,123
---------------------------------- --------- --------- ---------


In fiscal 1999, the domestic plan was amended to provide that final average compensation be based on the highest three consecutive years ended December 31, 1995. The Company may, but is not required to, update from time to time the ending date for the three-year period used to determine final average compensation. The net pension expense included above for the international plans amounted to approximately $2.9, $2.9, and $2.6 million for 2001, 2000, and 1999, respectively.

The following table sets forth the changes in and the status of the plans' assets and benefit obligations. The unfunded plans primarily relate to a non-U.S. subsidiary, which is governed by local statutory requirements, and the domestic supplemental retirement plans for certain officers and senior management personnel.

                                                                  2001                               2000
                                                    ---------------------------------- ----------------------------------
                                                     Assets Exceed     Accumulated      Assets Exceed      Accumulated
                                                      Accumulated        Benefit         Accumulated         Benefit
     Dollars in thousands                               Benefit        Obligations         Benefit         Obligations
                                                      Obligations     Exceed Assets      Obligations      Exceed Assets
     ---------------------------------------------- ---------------- ----------------- ----------------- ----------------
     Plan Assets

     Fair Value, beginning of year                   $    93,779      $         -       $    92,389       $         -

     Actual Return on Plan Assets                         (3,671)               -             2,793                 -

     Employer Contributions                                2,336            1,255             2,224               832

     Participants' Contributions                               -                -                 -                 -

     Benefits Paid                                        (2,870)          (1,255)           (2,637)             (832)

     Foreign Currency Rate Changes                        (3,090)               -              (990)                -
     ---------------------------------------------- ---------------- ----------------- ----------------- ----------------

     Fair Value, end of year                         $    86,484      $         -       $    93,779       $         -
     ---------------------------------------------- ---------------- ----------------- ----------------- ----------------

     Benefit Obligation

     Balance, beginning of year                      $   (82,757)     $   (23,593)      $   (74,953)      $   (23,342)

     Service Cost                                         (4,575)            (688)           (4,637)             (897)

     Interest Cost                                        (5,826)          (1,600)           (5,501)           (1,533)

     Amendments                                                -                -                 -               (81)

     Actuarial Gain                                         (638)            (762)           (1,241)              (39)

     Benefits Paid                                         2,870            1,255             2,637               832

     Foreign Currency Rate Changes                         3,072              275               938             1,467
     ---------------------------------------------- ---------------- ----------------- ----------------- ----------------

     Balance, end of year                            $   (87,854)      $  (25,113)       $  (82,757)      $   (23,593)
     ---------------------------------------------- ---------------- ----------------- ----------------- ----------------

     Funded Status - Excess (Deficit)                     (1,370)         (25,113)           11,022           (23,593)

     Unrecognized Net Transition Asset                      (305)               -            (1,165)                -

     Unrecognized Net Actuarial Loss (Gain)                1,106            3,377           (10,789)            2,944

     Unrecognized Prior Service Cost                       3,000              267             3,433               421
     ---------------------------------------------- ---------------- ----------------- ----------------- ----------------

     Net Prepaid (Accrued) Pension Cost              $     2,431      $   (21,469)      $     2,501       $   (20,228)
     ---------------------------------------------- ---------------- ----------------- ----------------- ----------------
     --------------------------------------------------------------------------------------------------------------------
     The  weighted average assumptions used in determining these amounts were as follows:
     ---------------------------------------------- ---------------- ----------------- ----------------- ----------------

     Discount Rate                                         7.2%             6.8%              7.2%              6.8%
     ---------------------------------------------- ---------------- ----------------- ----------------- ----------------
     ---------------------------------------------- ---------------- ----------------- ----------------- ----------------

     Expected Return on Plan Assets                        8.0%                -              8.0%                 -
     ---------------------------------------------- ---------------- ----------------- ----------------- ----------------
     Rate of Compensation Increase                         2.4%             5.1%              2.4%              5.0%
     ---------------------------------------------- ---------------- ----------------- ----------------- ----------------

Stock Compensation Plans

Under the Company's Long Term Incentive Plan, qualified employees are eligible to receive awards that may include stock options, performance stock awards, and restricted stock awards up to a maximum per year of 600,000 shares of Class A stock and subject to an overall maximum of 8,000,000 shares through June 22, 2009. As of April 30, 2001, approximately 7,117,400 shares were available for future grants.

The exercise price of options granted under the plan may not be less than 100% of the fair market value of the stock at the date of grant. Options are exercisable, in part or in full, over a maximum period of 10 years from the date of grant, and generally vest within five years from the date of the grant. Under certain circumstances relating to a change of control, as defined, the right to exercise options outstanding could be accelerated.

The Company elected to apply the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost is recognized for fixed stock option grants. Had compensation cost been recognized, net income would have been reduced on a pro forma basis by $2.2 million, or $.04 per diluted share, in 2001; $1.7 million, or $.03 per diluted share, in 2000; and $1.1 million, or $.02 per diluted share, in 1999. For the pro forma calculations, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2001, 2000, and 1999: risk-free interest rate of 6.2%, 6.3%, and 5.6%, respectively; dividend yield of .91%, 1.0%, and 1.2%, respectively; volatility of 28.1%, 25.7%, and 23.2%, respectively; and expected life of seven to nine years.


A summary of the activity and status of the Company's stock option plans follows:

                                                   2001                        2000                        1999
                                        ---------------------------- --------------------------- ---------------------------
                                                          Weighted                    Weighted                    Weighted
                                                          Average                     Average                     Average
                                           Options     Exercise Price  Options     Exercise Price  Options     Exercise Price
     ---------------------------------- -------------- ------------- ------------- ------------- ------------- -------------

     Outstanding at beginning of year    4,837,693        $ 8.88      4,820,884       $ 7.04      4,207,636       $ 5.18

     Granted                               663,000        $23.28        517,800       $20.47        958,636       $13.88

     Exercised                            (414,790)       $ 3.18       (476,591)      $ 2.74       (345,388)      $ 3.26

     Canceled                               (5,200)       $22.00        (24,400)      $12.28              -            -
     ---------------------------------- -------------- ------------- ------------- ------------- ------------- -------------
     Outstanding at end of year          5,080,703        $11.21      4,837,693       $ 8.88      4,820,884       $ 7.04
     ---------------------------------- -------------- ------------- ------------- ------------- ------------- -------------
     Exercisable at end of year          2,408,257        $ 5.81      2,245,837       $ 4.66      2,578,964       $ 4.05
     ---------------------------------- -------------- ------------- ------------- ------------- ------------- -------------

The weighted average fair value of options granted during the year was $9.76, $8.69, and $5.25 in 2001, 2000, and 1999, respectively.

A summary of information about stock options outstanding and options exercisable at April 30, 2001, follows:


                        Options Outstanding     Options Exercisable

                              Weighted  Weight-ed          Weighted
                     Number   Average    Average   Number   Average
    Range of           of    Remaining   Exercise   of     Exercise
 Exercise Prices    Options     Term     Price    Options    Price
------------------ --------- --------- -------- ---------- ---------
$ 1.97 to $ 3.06     704,688  1.3 years  $ 2.66    704,688  $ 2.66
$ 5.17 to $ 8.63   2,257,779  4.6 years  $ 7.14  1,597,051  $ 6.65
$13.75 to $14.59     950,636  7.1 years  $13.88    106,518  $14.12
$17.25 to $23.56   1,167,600  8.7 years  $22.07          -       -
------------------ --------- --------- -------- ---------- ---------
Total              5,080,703  5.6 years  $11.21  2,408,257  $ 5.81
------------------ --------- --------- -------- ---------- ---------

Under the terms of the Company's executive long-term incentive plans, upon the achievement of certain three-year financial performance-based targets, awards will be payable in restricted shares of the Company's Class A Common stock. The restricted shares vest equally as to 50% on the first and second anniversary date after the award is earned. Compensation expense is charged to earnings over the respective three-year period. In addition, the Company granted restricted shares of the Company's Class A Common stock to key executive officers and others in connection with their employment. The restricted shares generally vest one-third at the end of the third, fourth, and fifth years following the date of the grant. Under certain circumstances relating to a change of control or termination, as defined, the restrictions would lapse and shares would vest earlier. Compensation expense is charged to earnings ratably over five years, or sooner if vesting is accelerated, from the dates of grant. Restricted shares issued in connection with the above plans amounted to 103,762, 40,869, and 114,400 shares at weighted-average fair values of $19.98, $18.26, and $14.55 per share in 2001, 2000, and 1999, respectively. Compensation expense charged to earnings for the above amounted to $2.9, $2.6, and $3.0 million in 2001, 2000, and, 1999 respectively.

Under the terms of the Company's Director Stock Plan, each member of the Board of Directors who is not an employee of the Company is awarded Class A Common stock equal to 50% of the board member's annual cash compensation, based on the market value of the stock on the date of the shareholders' meeting. Directors may also elect to receive all or a portion of their cash compensation in stock. Under this plan 4,949, 14,936 and 15,844 shares were issued in 2001, 2000, and 1999, respectively. Compensation expense related to this plan amounted to approximately $.5, $.4, and $.5 million in 2001, 2000, and 1999, respectively.

Capital Stock and Changes in Capital Accounts

Preferred stock consists of 2 million authorized shares with $1 par value. To date, no preferred shares have been issued. Common stock consists of 180 million authorized shares of Class A Common, $1 par value, and 72 million authorized shares of Class B Common, $1 par value.

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

Under the Company's current stock repurchase program, up to 4 million shares of its Class A common stock may be purchased from time to time in the open market and through privately negotiated transactions. Through April 30, 2001, the Company repurchased 2,655,350 shares at an average price of $16.70 per share for a total cost of approximately $44.3 million under the program.

Accumulated other comprehensive income balances consist solely of cumulative foreign currency translation adjustments.


Changes in selected capital accounts were as follows:

                                                                  Common Stock               Additional
                                                       ----------------------------------     Paid-in           Treasury
     Dollars in thousands                                   Class A           Class B          Capital            Stock
     ------------------------------------------------- ----------------- ---------------- ----------------- ----------------

     Balance at May 1, 1998                                $67,106           $15,869           $5,624          $(47,499)
     Director Stock Plan Issuance                                -                 -              207                46
     Executive Long-Term Incentive Plan Issuance                 -                 -              233                52
     Purchase of Treasury Shares                                 -                 -                -           (38,549)
     Restricted Share Issuance                                   -                 -            2,754               349
     Issuance of Shares Under Employee Savings Plan              -                 -              461                86
     Exercise of Stock Options                                 215                 -            3,766               373
     Other                                                     227              (227)               -                 -
     ------------------------------------------------- ----------------- ---------------- ----------------- ----------------
     Balance at May 1, 1999                                $67,548           $15,642          $13,045          $(85,142)
     Director Stock Plan Issuance                                -                 -              192                68
     Executive Long-Term Incentive Plan Issuance                 -                 -             (188)               (6)
     Purchase of Treasury Shares                                 -                 -                -           (35,317)
     Restricted Share Issuance                                   -                 -              (48)              120
     Issuance of Shares Under Employee Savings Plan              -                 -              368               139
     Exercise of Stock Options                                   -                 -              809             2,314
     Other                                                     344              (343)               -                (1)
     ------------------------------------------------- ----------------- ---------------- ----------------- ----------------
     Balance at May 1, 2000                                $67,892           $15,299          $14,178         $(117,825)
     Director Stock Plan Issuance                                -                 -               79                26
     Executive Long-Term Incentive Plan Issuance                 -                 -              542               272
     Purchase of Treasury Shares                                 -                 -                -            (9,456)
     Restricted Share Issuance                                   -                 -              986              (284)
     Issuance of Shares Under Employee Savings Plan              -                 -              361               127
     Exercise of Stock Options                                   -                 -            2,754             2,214
     Other                                                     145              (146)               -                 -
     ------------------------------------------------- ----------------- ---------------- ----------------- ----------------
     Balance at April 30, 2001                              $68,037          $15,153          $18,900         $(124,926)
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


Dollars In thousands                                                        2001
----------------------- ------------------------------------------------------------------------------------------------------------
                                                                                                           Eliminations
                                                                                  European    Other        & Corporate
                                          Domestic Segments                       Segment      Segments       Items         Total
                        ------------------------------------------------------    ---------   ----------   -----------   -----------
                        Scientific,
                         Technical,    Professional/    Higher         Total
                        and Medical        Trade       Education     Domestic
                        -----------    -----------    ----------    ----------

Revenues
-  External Customers    $148,452       $146,480       $112,863      $407,795      $142,798     $63,197     $       -    $613,790

-  Intersegment Sales       7,667         15,623         20,218        43,508        12,488       1,133       (57,129)          -
                        -----------    -----------    ----------    ----------    ---------   ----------   -----------   -----------
-  Total Revenues        $156,119       $162,103       $133,081      $451,303      $155,286     $64,330     $ (57,129)   $613,790
                        -----------    -----------    ----------    ----------    ---------   ----------   -----------   -----------
Direct Contribution
   to Profit              $71,475        $33,479        $41,872      $146,826       $50,122     $14,730             -    $211,678
                        -----------    -----------    ----------    ----------    ---------   ----------   -----------
Shared Services &
   Admin. Costs                                                                                                           116,254)
                                                                                                                       -----------
Operating Income                                                                                                           95,424
Interest Expense-Net                                                                                                       (5,197)
                                                                                                                       -----------
Income Before Taxes                                                                                                       $90,227
                                                                                                                       -----------
Assets                    $56,801       $172,364        $84,462      $313,627      $157,436     $19,521       $97,418    $588,002
Expenditures for
   Long-Lived Assets
                          $13,430        $17,841         $8,108       $39,379       $13,005      $2,751       $19,736     $74,871
Depreciation &
   Amortization
                           $7,305        $15,256        $10,216       $32,777       $11,868      $1,976        $7,260     $53,881



Dollars In thousands                                                        2000
------------------------ -----------------------------------------------------------------------------------------------------------
                                                                                                            Eliminations
                                                                                  European     Other        & Corporate
                                          Domestic Segments                       Segment      Segments        Items        Total
                         -----------------------------------------------------    ---------    ----------   -----------   ----------
                          Scientific,
                          Technical,    Professional/    Higher         Total
                          and Medical       Trade       Education     Domestic
                         ------------   -----------    ----------    ----------

Revenues
-  External Customers    $143,329       $146,571       $110,755      $400,655      $143,046     $62,323     $      -     $606,024

-  Intersegment Sales       7,115         16,065         18,366        41,546        10,869         743       (53,158)          -
                         ------------   -----------    ----------    ----------    ---------   ----------   -----------   ----------
-  Total Revenues        $150,444       $162,636       $129,121      $422,201      $153,915     $63,066     $ (53,158)   $606,024
                        -----------    -----------    ----------    ----------    ---------   ----------   -----------   -----------
Direct Contribution
   to Profit              $63,754        $37,416        $37,585      $138,755       $47,914     $13,269            -     $199,938
                         ------------   -----------    ----------     ----------    ---------   ----------  -----------
Shared Services &
   Admin. Costs                                                                                                          (110,934)
                                                                                                                          ----------
Operating Income                                                                                                           89,004
Interest Expense-Net                                                                                                       (6,373)
                                                                                                                          ----------
Income Before Taxes                                                                                                       $82,631
                                                                                                                          ----------
Assets                    $52,896       $179,590        $89,101      $321,587      $152,603     $20,954       $74,193    $569,337
Expenditures for
   Long-Lived Assets       $6,381       $102,705        $65,834      $174,920        $7,405      $2,867        $8,876    $194,068
Depreciation &
   Amortization            $8,708        $14,858        $10,769       $34,335       $11,663      $1,905        $5,266     $53,169



Dollars In thousands                                                       1999
------------------------ ----------------------------------------------------------------------------------------------------------
                                                                                                           Eliminations
                                                                                 European     Other        & Corporate
                                          Domestic Segments                      Segment      Segments        Items        Total
                         ----------------------------------------------------    ---------    ---------    -----------   ----------
                        Scientific,
                         Technical,    Professional/    Higher         Total
                        and Medical        Trade       Education     Domestic
                        -----------    -----------    ----------    ----------

Revenues
-  External Customers    $136,356       $106,891        $85,520      $328,768      $140,332     $50,064      $       -   $519,164

-  Intersegment Sales       7,375         13,587         14,141        35,103        11,396         466       (46,965)          -
                         ----------    -----------    ----------    ----------    ---------   ----------   -----------   ----------
-        Total Revenues  $143,731       $120,478        $99,661      $363,871      $151,728     $50,530      $(46,965)   $519,164
                         ----------    -----------    ----------    ----------    ---------   ----------   -----------   ----------
Direct Contribution
   to Profit
                          $59,403        $30,275        $23,426      $113,103       $42,899     $10,126             -    $166,128
                         ----------    -----------    ----------     ----------    ---------   ----------  -----------

Shared Services &
   Admin. Costs
                                                                                                                         (102,474)
                                                                                                                         ---------
Operating Income                                                                                                           63,654
Interest Expense-Net                                                                                                       (1,609)
                                                                                                                         ----------
Income Before Taxes                                                                                                       $62,045
                                                                                                                         ----------
Assets                    $62,250        $87,130        $24,107      $173,487      $162,379     $17,919      $174,767    $528,552
Expenditures for
   Long-Lived Assets       $7,826        $14,047         $6,686       $28,559       $18,906      $2,444        $3,149     $53,058
Depreciation &
   Amortization            $6,664         $9,288         $7,138       $23,090       $13,061        $945        $3,459     $40,555


Intersegment sales are generally made at a fixed discount from list price. Shared services and administrative costs include costs for such services as information technology, distribution, occupancy, human resources, finance, and administration. These costs are not allocated as they support the Company's worldwide operations. Corporate assets primarily consist of cash and cash equivalents, deferred tax benefits, and certain property and equipment. Export sales from the United States to unaffiliated international customers amounted to approximately $66.0, $62.1, and $60.5 million in 2001, 2000, and 1999, respectively. The pretax income for consolidated international operations was approximately $30.0, $25.5 and $17.3 million in 2001, 2000, and 1999, respectively.


Worldwide revenues for the Company's core businesses were as follows:


                  Dollars in thousands                                         Revenues
--------------------------------------------------- ---------------------------------------------------------------
                                                          2001                   2000                  1999
                                                    ------------------    -------------------    ------------------
                  Scientific, Technical, and            $259,094              $253,683               $244,323
                  Medical
                  Professional/Trade                     196,787               197,790                156,050
                  Higher Education                       157,909               154,551                118,791
                                                    ------------------    -------------------    ------------------
                  Total                                 $613,790              $606,024               $519,164
                                                    ------------------    -------------------    ------------------


Revenues from external customers and long-lived assets by geographic area were as follows:

         Dollars in thousands                        Revenues                                  Long-Lived Assets
         --------------------
                                    -------------------------------------------    ------------------------------------------
                                        2001            2000           1999           2001           2000           1999
                                    -------------    -----------    -----------    -----------    ------------   ------------

         Domestic                    $364,559         $357,365       $284,760       $262,821       $257,041       $121,643
         International                249,231          248,659        234,404        132,266        131,790        137,938
                                    -------------    -----------    ---------      ---------      ---------      ---------
         Total                       $613,790         $606,024       $519,164       $395,087       $388,831       $259,581
                                    =============    ===========    ==========     =========      =========      =========

                     Management's Discussion and Analysis of
                       Financial Condition and Results of
                                   Operations

Results of Operations:
Fiscal 2001 Compared to Fiscal 2000


The Company continued to expand its alliances and invest in new technologies to create additional avenues to distribute its "must have" content. Results also benefited from continued productivity improvements and prudent expense management.

The Company had a strong start in the first half of the year, however, the latter half of the year was marked by industry-wide sluggish sales in the domestic Higher Education and Professional/Trade segments. Revenues were also adversely affected by a stronger U.S. dollar. Revenues for the year of $613.8 million, advanced 4% in real terms excluding foreign currency translation effects, or 1% including those effects. Revenue gains were led by the global STM businesses attributable to solid performances in the journals program, online services, and a revitalized book program in Europe. In addition, the Company's operations in Asia and Australia reported strong results.

Costs of sales as a percentage of revenues was 32.5% in 2001 compared with 33.0% in the prior year reflecting lower relative composition and production costs as a result of technology-driven productivity initiatives.

Operating and administrative costs were essentially flat with the prior year, but increased 3% excluding foreign exchange translation effects. Expenses as a percentage of revenues were 49.1%, compared with 49.6% in the prior year. The decrease was attributable to lower expenses in the current year related to a small STM newsletter program which was divested during the year.

Operating income increased 7% over the prior year and the operating margin improved to 15.5%, compared with 14.7% in the prior year, due to productivity gains and gross margin improvements.

Interest expense net of interest income of $5.2 million declined compared with the prior year due to higher levels of cash investments.

The effective tax rate declined to 34.7%, compared with 36.6% in the prior year, attributable to lower relative state income taxes resulting from settlement of open tax issues.

Net income increased 12% to $58.9 million, and diluted earnings per share, advanced 15% to $0.93 per share.

During the year, the Company repurchased approximately 359,000 shares at an average price of $19.19 per share for a total cost of $6.9 million.

Fiscal 2001 Segment Results

Domestic STM revenues of $156.1 million increased 4% over the prior year led by a strong journal program and offset to some degree by the divestment during the year of a small newsletter program. Journal growth resulted from higher renewal rates, increased sales of Enhanced Access Licenses for Wiley InterScience, which increased fourfold over the prior year, and the signings of three prestigious society journals. Direct contribution to profit increased 12% to $71.5 million. Margins continued to improve as a result of lower composition and production costs as a percentage of revenues, as well as lower expenses in the current year related to the divested newsletter program.

Wiley InterScience continued to evolve as a successful online global enterprise. Many more Enhanced Access Licenses were signed during the year, including multi-year agreements. Usage continued to increase during the year as reflected in the over 50% growth in the number of registered users compared with the previous year.

During the year, in addition to the over 300 journals offered online, Wiley InterScience enhanced its online product offerings to include major reference works, such as multi-volume encyclopedias, databases and Current Protocols, the widely used laboratory manual series. Other system enhancements included:
ArticleSelect, providing individual article access; Early View, wherein customers can access individual articles online well in advance of the print issue; MobileEdition, providing table of contents and abstracts directly to personal and wireless handheld devices and web-enabled phones; and an alliance with Maruzen KnowledgeWorker, providing a Japanese interface to enable searching and browsing in that language.

The Company signed a multi-year agreement with IEEE, the premier society for electrical, electronics, and computer engineers with more than 360,000 members in 150 countries, whereby the Company and IEEE will publish a co-branded series of books. During the year, the Company also entered into a strategic alliance with LabBook, Inc., an innovative life-sciences information company. The alliance brings together LabBook's desktop data integration and visualization software with Wiley InterScience's research content and laboratory protocols. Integration of targeted information and data is fundamental in the drug discovery process, and this alliance should result in increased efficiencies for life-science researchers. During the year, STM established communities of interest in spectroscopy, diabetes, the pharmaceutical industry and polymer sciences, and announced its participation in an electronic journal archiving project sponsored by the Mellon Foundation.

Domestic Higher Education revenues advanced 3% over the prior year. Growth was inhibited by disruption in the wholesaler intermediary chain resulting from the bankruptcy of a major account, as well as the shift away from the higher education market by some online accounts. Direct contribution to profit increased 11% to $41.9 million, and the direct contribution margin improved to 31.5% compared with 29.1% in the prior year, as a result of prudent expense management.

The demographic trends in the higher education market remain very healthy with enrollments increasing steadily and online and lifelong learning markets growing dramatically. The Higher Education segment continued to invest in technology to help teachers teach and students learn. Every major college textbook now has a technology component and/or website designed to facilitate teaching and learning. Alliances have been formed to provide many of our top-selling textbooks in the eBook format. The Company is working with course management providers to offer interactive syllabi, chat rooms, and assessment tools including online quizzing and testing. The Company will also package XanEdu's MBA ReSearch Engine with the print editions of some of Higher Education's leading textbooks.

Domestic Professional/Trade revenues of $162.1 million were essentially flat for the year, reflecting the effect of industry-wide softness at some key retail accounts, as well as tighter inventory management practices adopted by major wholesalers. Sales through online accounts continued to grow around the world. Direct contribution to profit of $33.5 million was 11% below the prior year, as expenses grew at a 5% rate.

The Professional/Trade business continues to take advantage of the dramatic growth of e-commerce. Online selling plays to Professional/Trade's strength as a publisher with a deep backlist serving the professional needs of its customers. There is a growing demand for electronic products among the professional markets that it serves, notably computing, accounting, finance, psychology and architecture. Professional/Trade is capitalizing on these opportunities with a combination of print and web-based products and services, as well as through the formation of strategic alliances. Recent electronic licensing agreements include Professional/Trade's leadership and management titles to Books24X7 for their new Business Pro subscription database; the JK Lasser tax guide to CPAdirectory.com, a Web portal, for use in a syndicated database; and the licensing of content to Digital Cement, a B2B service that provides content packages to corporate clients. During the year, BoldIdeas, an online collection of 40 business and environmental management periodicals was launched on the Wiley InterScience platform.

The Power of Gold, The Ernst & Young Tax Guide 2001, and J.K. Lasser's Income Tax Guide 2001 appeared on best seller lists in the The Wall Street Journal, The

New York Times, and Business Week.The 2000 editions of the J.K. Lasser and Ernst & Young tax guides were listed as bestsellers for the year by USA Today. The Association of American Publishers cited the WAIMH Handbook of Infant Mental Health as the year's best social science reference book. Secrets and Lies was selected as a finalist for one of Software Development Magazine's Jolt Product Excellence and Productivity Awards in the books and computer-based training category. During the year, the Company published the first title in its partnership with CNBC, CNBC 24/7 Trading.

European segment revenues of $155.3 million for the year were adversely affected by the stronger U.S. dollar. Excluding foreign currency translation effects, European revenues advanced 7% over the prior year. Direct contribution to profit of $50.1 million increased 5% over the prior year, and the direct contribution margin increased to 32.3% compared with 31.1% in the prior year. Performance was driven by a revitalized STM book program, higher journal revenues, and an expanding professional/trade book program.

During the year, the European segment continued to expand its publishing programs by acquiring a majority stake in the Oxford-based business publisher Capstone Publishing, Ltd. Capstone, with annual revenues of approximately $2 million, publishes a broad array of professional business and management titles. New journal launches, in conjunction with European chemistry societies, included ChemPhysChem, ChemBioChem, and Chemistry - A European Journal.

Other segment revenues of $64.3 million advanced 8% over the prior year, excluding the adverse foreign currency translation effects related to the stronger U.S. dollar. The improvement in the Other segment results was mainly due to market share gains in Asia and a strong school program in Australia, offset to some degree by industry-wide sales shortfalls at a key Canadian account, which was recently acquired and is in the process of being reorganized. Wiley Australia won all of the education categories in the Australian Publishers Association Design Awards and dominated the Awards for Excellence in Education Publishing. Wiley's Australian school business won the Publisher of the Year Award.

Fiscal 2000 Compared to Fiscal 1999

The Company continued to grow its revenue base through both internal development and acquisitions while improving operating margins. The Company continued to invest in new technologies as it accelerated its migration to the digital world.

In the first quarter of fiscal year 2000, the Company acquired certain higher education titles for approximately $57 million in cash, and Jossey-Bass for approximately $81 million in cash, from Pearson Inc. The higher education titles include such disciplines as biology/anatomy and physiology, engineering, mathematics, economics, finance and teacher education. Jossey-Bass publishes books and journals for professionals and executives in such areas as business, psychology, and non-profit institution management. The Company also acquired the J.K. Lasser tax and financial guides for approximately $5 million in cash, and other smaller acquisitions for approximately $2 million.

Revenues for the year increased 17% to $606 million reflecting improvement in all of the Company's core businesses. The Company continued to gain market share through the strength of its frontlist and backlist titles, as well as through the successful integration of its acquisitions. Revenue growth for the year was 8% excluding the current year acquisitions and the foreign exchange translation effect of weaker European currencies.

Cost of sales as a percentage of revenues was 33.0% in 2000 compared with 34.5% in the prior year reflecting lower composition costs and paper, printing, and binding costs.

Operating and administrative costs increased 13% over the prior year, of which 7% was due to the acquisitions. Expenses as a percentage of revenues declined to 49.6% compared with 51.4% in the prior year, as the rate of growth in expenses was contained at less than the revenue growth rate.

Operating income increased 40% over the prior year. The operating income margin reached 14.7%, compared with 12.3% in the prior year.

Interest expense net of interest income of $6.4 million was $4.8 million higher than the prior year due to the financing costs related to the acquisitions. The effective tax rate was 36.6% compared with 36% in the prior year.

Net income increased 32% to $52.4 million, and diluted earnings per share increased 35% to $0.81 per share. Current year acquisitions were accretive to earnings by approximately $0.03 per diluted share.
Fiscal 2000 Segment Results

Domestic Professional/Trade revenues of $162.6 million advanced 35% over the prior year, benefiting from recent acquisitions of Jossey-Bass and the J.K. Lasser tax and financial guides, as well as a strong frontlist and backlist, including increased demand from online Internet suppliers. Excluding the acquisitions completed during fiscal 2000, revenue growth was 10% for the year. Direct contribution to profit advanced 24% to $37.4 million. Direct contribution margin declined from 25.1% in the prior year to 23%, as a result of the one-time integration costs related to the year's acquisitions. During the year, the domestic Professional/Trade business launched Wiley Virtual CPA Exam Review, an interactive multimedia course on the web that is based on the Company's well-known Delaney CPA Examination Review. This subscription-based 24/7 learning environment uses streaming video and audio lectures with self-assessment tests and extensive graphics. Professional/Trade also recently entered into an agreement with CNBC, a world leader in business news, to publish a series of books that will provide insight into personal investing.

Domestic Higher Education revenues of $129.1 million increased 30% over the prior year, primarily related to increased market share due to the acquisition of certain higher education titles during the year, as well as a strong frontlist. Revenue growth for the year was 11% excluding the fiscal 2000 acquisition. Direct contribution to profit increased 60% to $37.6 million, and the direct contribution margin improved to 29.1% during the current year compared with 23.5% in the prior year, as a result of revenue growth attributable to the acquisition coupled with lower relative expense growth.

Domestic STM revenues of $150.4 million increased 5% over the prior year mainly due to the subscription journals business. Direct contribution to profit increased 7% to $63.8 million. The direct contribution margin was 42.4% in the current year compared with 41.3% in the prior year. During the year, STM formed an alliance with other publishers to launch and operate CrossRef to facilitate the research process. CrossRef is an electronic linking system that allows a reader to click on a reference in a journal published by one participant and go directly to the referenced article, even if it is published by another participant and located on that publisher's server.

European segment revenues of $153.9 million were up 5% for the year excluding the adverse translation effects of a stronger U.S. dollar. Direct contribution to profit of $47.9 million increased 12% over the prior year. The direct contribution margin was 31.1% in the current year compared with 28.3% in the prior year. During the year, the European segment entered into a transatlantic alliance with the International Securities Market Association of Switzerland to create Internet-based finance courses. It also acquired an equity interest in InPharm-Internet Services, Ltd., the Oxford based business-to-business portal site and online information resource for the pharmaceutical industry.

The improvement in the Other segment's results of operations was due to strong local product revenues in Canada and Australia and the strengthening of many of the Asian economies.

Liquidity and Capital Resources

The Company's cash and cash equivalents balance was $52.9 million at the end of fiscal 2001, compared with $42.3 million at the end of the prior year. Cash provided by operating activities was $131 million in fiscal 2001, a decrease of $2.7 million compared with the prior year.

The Company's operating cash flow is strongly affected by the seasonality of its domestic college business and receipts from its journal subscriptions. Receipts from journal subscriptions occur primarily during November and December from companies commonly referred to as independent subscription agents. Sales in the domestic higher education market tend to be concentrated in June through August, and again in November through January. The Company normally requires increased funds for working capital from the beginning of the fiscal year into September. Subject to variations that may be caused by fluctuations in inventory accumulation or in patterns of customer payments, the Company's normal operating cash flow is not expected to vary materially in the near term.

Although the statement of financial condition indicates a negative working capital of $57.2 million at April 30, 2001, current liabilities include $117.1 million of deferred subscription revenues related to journals for which the cash has been received and will be recognized into income as the journals are shipped or made available online to the customer, or over the term of the subscription as services are rendered. Excluding this deferred income item, working capital at April 30, 2001 is a positive $59.9 million.

To finance its short-term seasonal working capital requirements, including the $30 million scheduled debt repayment, and its growth opportunities, the Company has adequate cash and cash equivalents available, as well as both domestic and foreign short-term lines of credit, as more fully described in the note to the consolidated financial statements entitled "Notes Payable and Debt."

The capital expenditures of the Company consist primarily of investments in product development and property and equipment. Capital expenditures for fiscal 2002 are expected to increase approximately 45% over 2001, of which 30% relates to facilities and leasehold improvements due to the relocation of certain operations and the remainder representing increased investments in product development, including electronic media products, and computer equipment upgrades and software in support of the higher volume of business to ensure efficient, quality-driven customer service. These investments will be funded primarily from internal cash generation, the liquidation of cash equivalents, and the use of short-term lines of credit.


Market Risk

The Company is exposed to market risk primarily related to interest rates, foreign exchange and credit risk. It is the Company's policy to monitor these exposures and to use derivative financial investments and/or insurance contracts from time to time to reduce fluctuations in earnings and cash flows when it is deemed appropriate to do so. The Company does not use derivative financial investments for trading or speculative purposes.

Interest Rates

The Company had a $95 million variable rate long-term loan outstanding at April 30, 2001, which approximated fair value. The Company did not use any derivative financial investments to manage this exposure. A hypothetical 10% adverse change in interest rates for this variable rate debt would negatively affect net income and cash flow by approximately $.2 million.

Foreign Exchange Rates

The Company is exposed to foreign exchange movements primarily in European, Asian, Canadian, and Australian currencies. Consequently, the Company, from time to time, enters into forward exchange contracts as a hedge against its overseas subsidiaries' foreign currency asset, liability, commitment, and anticipated transaction exposures, including intercompany purchases. At April 30, 2001, the Company had open foreign exchange forward contracts, expiring through January 2003 relating to hedges of foreign currency exposures as follows:

Currency Purchased    U.S. $ Value   Average Contract Rate
------------------    ------------   ---------------------
Euro                  $ 3,735        $ .9121
UK Pound Sterling     $11,844        $1.4993

A  hypothetical   10%  change  in  exchange  rates  would  have  the  effect  of approximately $.9 million. There were no open foreign exchange contracts at April 30, 2000.

Credit Risk

The Company's business is not dependant upon a single customer, however, the book publishing business has witnessed a significant concentration in national, regional and online bookstore chains in recent years. Although no one of such customers accounts for more than 6% of total consolidated revenues, to mitigate its credit risk exposure the Company obtains credit insurance where available. In the journal-publishing business, subscriptions are primarily sourced through independent subscription agents who facilitate the journal-ordering process by consolidating the subscription orders/billings of each subscriber with various publishers. Monies are collected in advance from subscribers by the subscription agents and are remitted to the journal publishers, including the Company, generally prior to the commencement of the subscriptions. Although at fiscal year-end the Company had minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial position and liquidity. Subscription agents account for approximately 24% of total consolidated revenues and no one agent accounts for more than 8% of total consolidated revenues. Insurance for these accounts is not commercially feasible and/or available.

Effects of Inflation and Cost Increases

The Company, from time to time, does experience cost increases reflecting, in part, general inflationary factors. To mitigate the effects of cost increases, the Company has taken a number of initiatives including various steps to lower overall production and manufacturing costs such as substitution of paper grades. In addition, selling prices have been selectively increased as competitive conditions permitted. The Company anticipates that it will be able to continue this approach in the future.

New Accounting Standards

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138, which specifies the accounting and disclosure requirements for such instruments, and is effective for the Company's fiscal year beginning on May 1, 2001. Under the new standard, all derivatives will be recognized as assets or liabilities and measured at fair value. Derivatives that are not determined to be effective hedges will be adjusted to fair value with a corresponding effect on net income. It is anticipated that the adoption of this new accounting standard will not have a material effect on the consolidated financial statements of the Company.

"Safe Harbor" Statement under the
Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements concerning the Company's operations, performance, and financial condition. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those in any forward-looking statements. Any such forward-looking statements are based upon a number of assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change based on many important factors. Such factors include, but are not limited to (i) the level of investment in new technologies and products; (ii) subscriber renewal rates for the Company's journals; (iii) the financial stability and liquidity of journal subscription agents; (iv) the consolidation of book wholesalers and retail accounts; (v) the market position and financial stability of key online retailers; (vi) the seasonal nature of the Company's educational business and the impact of the used book market; (vii) worldwide economic and political conditions; and (viii) other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

Results by Quarter (Unaudited)
John Wiley & Sons, Inc. and Subsidiaries

Dollars in thousands except per share data

                           2001                  2000
------------------- ------------------- -----------------------
Revenues(a)
  First quarter          $ 153,928           $ 139,442
  Second quarter           160,561             153,344
  Third quarter            163,798             161,081
  Fourth quarter           135,503             152,157
------------------- ------------------- -----------------------
  Fiscal year           $  613,790          $  606,024
------------------- ------------------- -----------------------
Operating Income
  First quarter           $ 27,943            $ 22,569
  Second quarter            28,305              24,914
  Third quarter             28,696              28,486
  Fourth quarter            10,480              13,035
------------------- ------------------- -----------------------
  Fiscal year            $  95,424           $  89,004
------------------- ------------------- -----------------------
Net Income
  First quarter          $  16,474           $  13,350
  Second quarter            16,945              14,084
  Third quarter             17,281              16,732
  Fourth quarter             8,218               8,222
------------------- ------------------- -----------------------
  Fiscal year            $  58,918           $  52,388
------------------- ------------------- -----------------------

Income Per Share    Diluted     Basic     Diluted     Basic
                    --------- ----------- --------- -----------
  First quarter       $.26       $.27       $.20       $.22
  Second quarter       .27        .28        .22        .23
  Third quarter        .27        .28        .26        .27
  Fourth quarter       .13        .14        .13        .14
  Fiscal year          .93        .97        .81        .85
------------------- --------- ----------- --------- -----------

(a) Revenues have been restated to include shipping and handling fee income in accordance with the new accounting standard. Previously, such amounts were classified as offsets to cost of sales and operating and administrative expenses.


      Quarterly Share Prices, Dividends, and Related Stockholder Matters

The Company's Class A and Class B shares are listed on the New York Stock Exchange under the symbols JWa and JWb, respectively. Dividends per share and the market price range by fiscal quarter for the past two fiscal years were as follows:

                    Class A Common Stock   Class B Common Stock
                   ---------------------- ----------------------
                   Divi-   Market Price    Divi-   Market Price
                          ---------------         --------------
                   dends   High     Low    dends   High    Low
  ---------------- ------ ------- ------- ------- ------ -------
  2001
  First quarter    $.04   $25.69  $17.56  $.04     $25.50 $17.44
  Second quarter    .04    23.25   19.88   .04      23.21  19.88
  Third quarter     .04    22.50   18.75   .04      22.00  19.00
  Fourth quarter    .04    21.47   18.15   .04      21.45  18.25
  ---------------- ------ ------- ------- ------- ------  -------
  2000
  First quarter    $.04   $22.75  $16.88  $.03     $22.81 $17.00
  Second quarter    .04    18.50   15.69   .03      18.38  15.56
  Third quarter     .04    18.50   14.88   .03      18.38  14.88
  Fourth quarter    .04    18.00   13.88   .03      17.56  13.75

As of April 30, 2001, the approximate number of holders of the Company's Class A and Class B Common Stock were 1,217 and 158, respectively, based on the holders of record and other information available to the Company.

The Company's credit agreement contains certain restrictive covenants related to the payment of dividends and share repurchases. Under the most restrictive covenant, approximately $89 million was available for such restricted payments. Subject to the foregoing, the Board of Directors considers quarterly the payment of cash dividends based upon its review of earnings, the financial position of the Company, and other relevant factors.

                           Selected Financial Data



John Wiley & Sons, Inc. and Subsidiaries
Dollars in thousands except per share data                                 For the years ended April 30
                                                    ----------------------------------------------------------------------------

                                                          2001            2000           1999            1998            1997
--------------------------------------------------- --------------- -------------- --------------- --------------- --------------

Revenues (a)                                           $613,790        $606,024       $519,164        $478,075        $442,928
Operating Income                                         95,424          89,004         63,654          40,864          34,797
Gain on Sale of Publishing Assets                            --              --             --          21,292              --
Net Income                                               58,918          52,388         39,709          36,588 (b)      20,340
Working Capital                                         (57,226)        (76,939)        60,870          59,257          39,783
Total Assets                                            588,002         569,337        528,552         506,914         457,944
Long-Term Debt                                           65,000          95,000        125,000         125,000         125,000
Shareholders' Equity                                    220,023         172,738        162,212         160,751         128,983
--------------------------------------------------- --------------- -------------- --------------- --------------- --------------
Per Share Data
Income Per Share
     Diluted                                                .93             .81            .60             .55(b)          .31
     Basic                                                  .97             .85            .63             .58(b)          .32


Cash Dividends
     Class A Common                                         .16             .14            .13             .11             .10
     Class B Common                                         .16             .13            .11             .10             .09
     Book Value-End of Year                                3.62            2.85           2.60            2.51            2.03


     (a) Revenues have been restated to include shipping and handling fee income in accordance with the new accounting standard. Previously, such amounts were classified as offsets to cost of sales and operating and administrative expenses.

     (b) Fiscal 1998 includes unusual items amounting to $9,713 after tax, equal to $.14 per diluted share ($.15 per basic share) relating to the gain on the sale of the domestic law publishing program, net of a write-down of certain intangible assets and other items. Excluding the unusual items, net income would have been $26,875, or $.41 per diluted share and $.43 per basic share.

                                                                   Schedule II

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED APRIL 30, 2001, 2000 AND 1999

                             (Dollars in Thousands)

                                                                      Additions
                                                            ------------------------------
                                               Balance at     Charged to                     Deductions     Balance at
                Description                    Beginning        Cost &           From       From Reserves     End of
                                               of Period       Expenses      Acquisitions                     Period
--------------------------------------------- ------------- -------------- --------------- ---------------- ------------
Year Ended April 30, 2001
     Allowance for sales returns(1)            $43,960        $43,118        $       -        $43,960          $43,118

     Allowance for doubtful accounts           $ 9,414        $ 2,268        $       -        $ 1,998 (2)      $ 9,684

Year Ended April 30, 2000
     Allowance for sales returns(1)            $34,213        $43,960       $    2,110        $36,323          $43,960
     Allowance for doubtful accounts           $ 7,611        $ 2,666       $        -        $   863 (2)      $ 9,414

Year Ended April 30, 1999
     Allowance for sales returns(1)            $33,411        $34,213       $        -        $33,411          $34,213
     Allowance for doubtful accounts           $ 8,165        $ 2,053       $        -        $ 2,607(2)       $ 7,611



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


                                                JOHN WILEY & SONS, INC.
                            ----------------------------------------------------
                                                       (Company)



                       By:  /s/  William J. Pesce
                            ----------------------------------------------------
                                 William J. Pesce
                                 President and Chief Executive Officer

                       By:  /s/  Ellis E. Cousens
                            ----------------------------------------------------
                                 Ellis E. Cousens
                                 Executive Vice President and
                                 Chief Financial & Operations Officer

                       By:  /s/  Peter W. Clifford
                            ----------------------------------------------------
                                 Peter W. Clifford
                                 Senior Vice President, Finance
                                 Corporate Controller
                                 & Chief Accounting Officer




Dated:  June 28, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons constituting directors of the Company on June 22, 2001.



  /s/      Warren J. Baker                  /s/      John L. Marion, Jr.
  ----------------------------------   -----------------------------------------
           Warren J. Baker                           John L. Marion, Jr.



  /s/      H. Allen Fernald                 /s/      William J. Pesce
  ----------------------------------   -----------------------------------------
           H. Allen Fernald                          William J. Pesce



  /s/      Larry Franklin                   /s/      Naomi O. Seligman
  ----------------------------------   -----------------------------------------
           Larry Franklin                            Naomi O. Seligman



  /s/      Henry A. McKinnell               /s/      William R. Sutherland
  -----------------------------------  -----------------------------------------
           Henry A. McKinnell                        William R. Sutherland



  /s/      Peter Booth Wiley                /s/      Bradford Wiley II
  ----------------------------------   ----------------------------------------
           Peter Booth Wiley                         Bradford Wiley II

                                                                Exhibit - 22

SUBSIDIARIES OF JOHN WILEY & SONS, INC.(1)
---------------------------------------
                                                           Jurisdiction
                                                             In Which
                                                           Incorporated
                                                         ---------------
Wiley Europe Limited                                      England
     Wiley Heyden Limited                                 England     (2)
     John Wiley & Sons Limited                            England     (2)
         Capstone Publishing Ltd.                         England     (3)
     Academy Group Limited                                England     (2)
     Chancery Law Publishing Limited                      England     (2)
     Wiley Distribution Services Limited                  England     (2)
     Wiley Europe (S.A.R.L.)                              France      (2)
John Wiley & Sons Australia, LTD.                         Australia
John Wiley & Sons (HK) Limited                            Hong Kong
Wiley Interscience, Inc.                                  New York
John Wiley & Sons International Rights, Inc.              Delaware
Wiley-Liss, Inc.                                          Delaware
Wiley Publishing Services, Inc.                           Delaware
Wiley Subscription Services, Inc.                         Delaware
Clinical Psychology Publishing Company, Inc.              Delaware
John Wiley & Sons Canada Limited                          Canada
Wiley Foreign Sales Corporation                           Barbados
John Wiley & Sons (Asia) Pte Ltd.                         Singapore
Scripta Technica, Inc.                                    District of Columbia
John Wiley & Sons GmbH                                    Germany
     Wiley-VCH Verlag GmbH                                Germany     (4)
         Wilhelm Ernst & Sohn, Verlag fur
              Architektur und technische
              Wissenschaften, GmbH                        Germany     (5)
         Wiley-VCH Berlin GmbH                            Germany     (5)
         VCH Publishers (U.K.) Limited                    England     (5)
         Wiley-VCH Verlags Basel AG                       Switzerland (5)
         Verlag Helvetica Chemica Acka                    Switzerland (5)
         Verlag Chemie GmbH                               Germany     (5)
         Physik-Verlag GmbH                               Germany     (5)
WWL, Inc.                                                 Delaware
     Wiley-Japan Y.K.                                     Japan       (6)

------------------------------------------------
(1) The names of other subsidiaries which would not constitute a significant subsidiary in the aggregate have been omitted.
(2)  Subsidiary of Wiley Europe Limited.
(3)  80% owned subsidiary of John Wiley & Sons Limited
(4)  Subsidiary of John Wiley & Sons GmbH.
(5)  Subsidiary of Wiley-VCH Verlag GmbH.
(6)  Subsidiary of WWL, Inc.

                                                             Exhibit 10.16



                             JOHN WILEY & SONS, INC.


              FY 2001 QUALIFIED EXECUTIVE LONG TERM INCENTIVE PLAN


                                  PLAN DOCUMENT





                                  CONFIDENTIAL










                                   MAY 1, 2000

                                    CONTENTS

      Section            Subject                                            Page
      -------            -------                                            ----
         I.              Definitions                                          2
        II.              Plan Objectives                                      4
        III.             Eligibility                                          4
        IV.              Performance Measurement and Objectives               4
         V.              Performance Evaluation                               5
        VI.              Restricted Performance Shares Award Provisions       6
        VII.             Stock Option                                         7
       VIII.             Administration and Other Matters                     7

                                 I. DEFINITIONS


Following are definitions for words and phrases used in this document. Unless the context clearly indicates otherwise, these words and phrases are considered to be defined terms and appear in this document in italicized print:

company    John Wiley & Sons, Inc.

plan    The company's FY (Fiscal Year) 2001 Qualified Executive Long Term
Incentive Plan as set forth in this document.

shareholder plan    The company's Long Term Incentive Plan.

plan cycle   The three year period from May 1, 2000 to April 30, 2003.

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

target incentive   The target incentive as determined and authorized by the the
Committee at the committee meeting held on June 22, 2000 is a restricted performance shares award, which represents the number of restricted performance shares that a participant is eligible to receive if 100% of his/her applicable award period objectives are achieved and the participant remains an employee of the company through April 30, 2005, except as otherwise provided in Section
VIII. The target incentive is based on the participant's position and is described in Section IV.

stock    Class A Common Stock of the company.

restricted performance share issued pursuant to this plan and the shareholder plan that is subject to forfeiture. In the shareholder plan, such stock is referred to as "Performance-Based Stock." The value of each share of restricted performance shares under this plan will be determined by reference to the stock closing sale price, as reported by New York Stock Exchange (NYSE), on the date the the Committee acts at the beginning of the plan cycle (June 22, 2000). In the event the stock is not traded on June 22, 2000 or the date the the Committee acts, whichever is later, the closing sales price shall be the price of the stock on the next day after June 22, 2000 or the date the Committee acts on which the stock trades.

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

a stock option issued under this plan and the shareholder plan is a right granted to a participant, as more fully described under Section VII, to purchase a specific number of shares of stock at a specified price. The stock option granted under this plan will be non-qualified (i.e. is not intended to comply with the terms and conditions for a tax-qualified option, as set forth in
Section 422A of the Internal Revenue Code of 1986).

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


                               II. PLAN OBJECTIVES

The plan is intended to provide the officers and other key employees of the Company and of its subsidiaries, affiliates and certain Joint Venture Companies, upon whose judgement, initiative and efforts the Company depends for its growth and for the profitable conduct of its business, with additional incentive to promote the success of the Company and to that end to encourage such employees to acquire or increase their proprietary interest in the Company.

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

2. In determining the attainment of award period objectives, the impact of any acquistion or divestiture which closes in the final year of a plan cycle and which is valued at greater than $5,000,000, will be excluded in determining the financial results for the company or a division.

3. In determining the attainment of award period objectives, all identifiable items related to the relocation of the Company's headquarters and the purchase of a new building in the UK will be added back to actual published results. These adjusted results will be compared to the award period objectives to determine the payout, if any. Expenses that will be added back are listed in Appendix A of this Plan Document.

B.     Award Determination
       1. At least threshold performance, in aggregate, of a participant's organizational level's financial goal is necessary for the participant to receive a payout for that financial goal. The achievement of threshold for any single measure will result in a payout to the participant.


       2. If the participant has more than one organizational level's award period objectives, the achievement of a threshold performance level of any of the organizational level's award period objectives will result in a payout for that organizational level award period objective.

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

              e. For between target and outstanding performance, the payout factor is determined as follows:


                                    1 + (O% - T%) / (OAch% - 1) x (Act% - 1)
                                    where,
                                    O% = outstanding payout percentage (200%)
                                    T% = target payout percentage (100%)
                                    OAch% = Outstanding achievment level
                                    Act% = actual achievement level

              f.    For outstanding performance, the payout factor is 200%.

       5. Notwithstanding anything to the contrary, the maximum payout amount, if any, a participant may receive is 200% of the target incentive.

VI. RESTRICTED PERFORMANCE SHARES AWARD PROVISIONS

     A. Restricted performance shares, if any, shall be awarded at the beginning of the plan cycle, after the June 22, 2000 the Committee meeting. The amount of restricted performance shares awarded shall be based on the proportion of the target incentive allocated to restricted performance shares, as determined by the Committee. The value of each share will be determined based on the stock closing sale price, as reported by the NYSE, on the date the the Committee acts at the beginning of the plan cycle (June 22, 2000). In the event the stock is not traded on June 22, 2000 or the date the Committee acts, whichever is later, the closing sales price shall be the price of the stock on the next day after June 22, 2000 or the date the the Committee acts on which the stock trades, whichever is later. The restricted performance shares awarded at the beginning of the plan cycle are subject to adjustment at the end of the plan cycle as set forth in Sections VI (B) below. Restricted performance shares, if any, shall be awarded pursuant to the shareholder plan, as approved by the the Committee. In addition to the terms and conditions set forth in the shareholder plan, the restricted period for restricted performance shares awarded shall be as follows: subject to continued employment except as otherwise set forth in the shareholder plan, the lapse of restrictions on one-half of the restricted performance shares awarded will occur on the first anniversary (April 30, 2004) of the plan end date at which time the participant will receive a new stock certificate in a number of shares equal to one-half of the restricted performance shares awarded with the restrictive legend deleted, and the lapse of restrictions on the remaining half will occur on the second anniversary (April 30, 2005) of the plan end date at which time the participant will receive a new stock certificate in a number of shares equal to the remaining half with the restrictive legend deleted.

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

                                VII. STOCK OPTION

The participant may be granted a stock option pursuant to the shareholder plan at the beginning of the plan cycle, representing another incentive vehicle by which the participant is able to share in the equity growth of the company. The terms and conditions of the award of the stock option are contained in the shareholder plan and in the stock option award. Minimum withholding taxes relating to the gain realized on the exercise of an option may be satisfied by surrendering to the company the equivalent value of the taxes, or a portion thereof, in option shares in lieu of cash.

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

                                                               Exhibit 10.17







                             JOHN WILEY & SONS, INC.


                FY 2001 QUALIFED EXECUTIVE ANNUAL INCENTIVE PLAN


                                  PLAN DOCUMENT







                                  CONFIDENTIAL








                                   MAY 1, 2000

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

plan year The twelve month period from May 1, 2000 to April 30, 2001.

Governance and Compensation Committee (the Committee) The committee of the company's Board of Directors (Board) responsible for reviewing executive compensation.

Performance targets    A participant's objective to achieve specific financial
results for FY 2001, as approved and communicated in writing, as described in Sections IV and V below.

financial results   Total company or division achievement against performance
targets set for FY 2001.

participant   Any person who is eligible to and is selected to participate in the plan, as defined in Section III.

base salary   The participant's base salary as of July 1, 2000, or the date of hire, or promotion into the plan, if later, adjusted for any increases or decreases during FY 2001, on a prorated basis and adjusted for any amount of time the participant may not be in the plan for reasons of hire, promotion, death, disability, retirement and/or termination.

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

      outstanding    Superior achievement of performance target, both in quality and scope, with limited time and resources. If outstanding performance is achieved against all performance target and, the maximum amount a participant may earn is 200% of the target incentive amount for which he/she is eligible.


payout factor   Percentage of performance target deemed achieved, applied to the target incenive amount, used to determine the payout for which a participant is eligible.

business criteria measures selected from the Plan for the company or division. For the FY2001 Plan, the business criteria are:

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

         divisional cash flow     Operating income before allocations and taxes,
         excluding unusual items not related to the period being measured, plus/minus any non-cash items included in divisional operating income (other than provisions for bad debts), and changes in controllable assets and liabilities, less normal investments in product development assets and direct property and equipment additions. Controllable assets and liabilities are inventory, composition, author advances, other deferred publication costs, and deferred subscription revenues

                              II. PLAN OBJECTIVES

The plan is intended to provide the officers and other key employees of the Company and of its subsidiaries, affiliates and certain Joint Venture Companies, upon whose judgement, initiative and efforts the Company depends for its growth and effort the profitable conduct of its business, with additional incentive to promote the success of the Company

                                III. ELIGIBILITY

The Committee in its discretion, may grant target awards to key corporate management executives for each fiscal year of the Company as it shall determine. For purposes of the Plan, key corporate management executives shall be defined as those persons designated as such from time to time by the Committee.
                     IV. PERFORMANCE TARGETS AND MEASUREMENT

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

C. Performance target include defining levels of performance (threshold, target and outstanding) for each business critieria and the measures of each.

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

                Base Salary x Target Incentive Percent x Weighting of Financial Goal x Payout Factor = Financial Goals Payout Eligibility

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

              e. For between target and outstanding performance, the payout factor is determined as follows:

                           1 + (O% - T%) / (OAch% - 1) x (Act% - 1)
                           where,
                                    O% = outstanding payout percentage (200%)
                                    T% = target payout percentage (100%)
                                    OAch% = Outstanding achievment level
                                    Act% = actual achievement level

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

                                                               Exhibit 10.18



                             JOHN WILEY & SONS, INC.


          FY 2001 EXECUTIVE ANNUAL STRATEGIC MILESTONES INCENTIVE PLAN


                             ADMINISTRATIVE DOCUMENT







                                  CONFIDENTIAL








                                   MAY 1, 2000

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

company    John Wiley & Sons, Inc.

plan The company's Fiscal Year 2001 Executive Annual Strategic Milestones Incentive Plan described in this document and any written amendments to this document.

plan year The twelve month period from May 1, 2000 to April 30, 2001.

Governance and Compensation Committee (the Committee) The committee of the company's Board of Directors (Board) responsible for reviewing executive compensation.

strategic milestone A participant's objective to achieve specific results for FY 2000, including interim revised strategic milestones, if any, as approved and communicated in writing, as described in Sections IV and V below. Strategic milestones are leading indicators of performance.

participant Any person who is eligible to and is selected to participate in the plan, as defined in Section III.

base salary The participant's base salary as of July 1,2000, or the date of hire, or promotion into the plan, if later, adjusted for any increases or decreases during FY 2001, on a prorated basis and adjusted for any amount of time the participant may not be in the plan for reasons of hire, promotion, death, disability, retirement and/or termination.

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

                              II. PLAN OBJECTIVES

The purpose of the FY 2001 Executive Annual Strategic Milestones Incentive Plan is to enable the company to reinforce and sustain a culture devoted to excellent performance, reward significant contributions to the success of Wiley, and attract and retain highly qualified executives.

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

                                                                Exhibit 10.24

                                                             January 16, 1997

Mr. William Arlington
155 Rutherford Road
Mahwah, N.J.  07430

Dear Bill:

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

If your employment is terminated by the Company other than for cause as defined below, you shall be entitled to severance as follows:

- Continuation of base salary then in effect for 15 months ("the Severance Period") from the date of termination. If during the Severance Period you obtain regular employment, you agree to promptly notify the Company, and the payments due hereunder shall be reduced dollar for dollar by the amount of cash compensation in excess of $90,000 from such employment during the Severance Period. If as a result of any such offset, the Company has overpaid you, you agree to promptly reimburse the Company.

- Coverage during the Severance Period (at the levels in effect for comparable employees from time to time,) under the following employee benefit plans or provisions for comparable benefits outside such plans, but only to the extent comparable coverage is not provided by any new employer: (1) Group Health Insurance Program; (2) Group Life and Accidental Death and Dismemberment Insurance, taking into account any waiver of coverage under the Supplemental Executive Retirement Plan ("SERP") in which you participate.

- Outplacement services, in accordance with the policy of the Company for senior executives at the time of termination.

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

For purposes of this agreement, "cause" shall be limited to:

- a substantial failure or refusal to devote your full business time, and your knowledge and skills, to the best of your ability, to the performance of your duties, after notice by the Company, or serious willful misconduct relating to your duties and obligations as an employee.

- Conviction of a crime, perpetuation of a fraud, habitual intoxication or illegal use of controlled or habit forming substances, or knowingly making a material false statement to the Company's board or management.

In consideration of our entering into this agreement, you agree that for period of five months after termination of your employment for any reason other than termination by the Company without cause, or termination by you for "good reason" following a "change of control" as defined in the SERP, you will not directly or indirectly be employed by, render services to, or participate in the management, operation or control (as a consultant or otherwise), of a business of the same nature as that carried on by the Company or any of its subsidiaries. You further agree that for one year after termination of your employment for any reason (including termination by the company without cause) except for a termination by the company, or by you for "good reason within 18 months following a change of control", you will not directly or indirectly solicit for employment or hire any employee of the company, without our prior written consent.

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

                                   Sincerely,

                                              JOHN WILEY & SONS, INC.



                                               By: ______________________
                                                    Charles R. Ellis
                                                    President & Chief Executive
                                                    Officer


Agreed:



________________________