Form 10-Q
period 2001-07-31
WILEY JOHN & SONS INC
filed 2001-09-13
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT 1934

    For the quarterly period ended July 31, 2001 Commission File No. 1-11507

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

Indicate by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding of each of the Registrant's classes of common stock as of July 31, 2001 were:

                       Class A, par value $1.00 - 49,411,732

                       Class B, par value $1.00 - 11,660,964


                  This is the first page of a 17 page document

                             JOHN WILEY & SONS, INC.

                                      INDEX





PART I - FINANCIAL INFORMATION                                          PAGE NO.

Item 1.    Financial Statements.


       Condensed Consolidated Statements of Financial Position - Unaudited
          as of July 31, 2001 and 2000 and April 30, 2001......................3


       Condensed Consolidated Statements of Income - Unaudited
          for the Three Months ended July 31, 2001 and 2000....................4


       Condensed Consolidated Statements of Cash Flow - Unaudited
            for the Three Months ended July 31, 2001 and 2000  ................5


            Notes to Unaudited Condensed Consolidated Financial Statements .6-10


Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations .........................11-14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk..... 14-15

PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K...................................15


"Safe Harbor" Statement under the
     Private Securities Litigation Reform Act of 1995.........................16


SIGNATURES................................................................... 17

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)

                                                                                     (UNAUDITED)
                                                                                      July 31,                        April 30,
                                                                        ------------------------------------
Assets                                                                       2001                 2000                 2001
                                                                        ----------------     ---------------      ----------------
Current Assets

     Cash and cash equivalents                                        $          6,131               11,359     $        52,947
     Accounts receivable                                                        96,056               91,050              62,514
     Inventories                                                                50,611               47,947              50,763
     Deferred income tax benefits                                               14,170               12,215              13,331
     Prepaid expenses                                                            9,217                8,502               9,980
                                                                         ----------------     ---------------      ----------------
                Total Current Assets                                           176,185              171,073             189,535

Product Development Assets                                                      42,848               39,741              41,191
Property and Equipment                                                          53,738               37,645              52,255
Intangible Assets                                                              281,171              293,854             283,761
Deferred income tax benefits                                                     2,956                3,756               3,380
Other Assets                                                                    17,681               15,273              17,880

                                                                        ----------------     ---------------      ----------------
                Total Assets                                          $        574,579              561,342     $       588,002
                                                                        ================     ===============      ================

Liabilities & Shareholders' Equity

Current Liabilities

     Notes payable and current portion of long-term debt              $         30,000               32,960     $        30,000
     Accounts and royalties payable                                             61,807               67,037              42,520
     Deferred subscription revenues                                             76,054               72,839             117,103
     Accrued income taxes                                                       11,426               12,112               9,586
     Other accrued liabilities                                                  34,095               47,531              47,552
                                                                        ----------------     ---------------      ----------------
                Total Current Liabilities                                      213,382              232,479             246,761

Long-Term Debt                                                                  65,000               95,000              65,000
Other Long-Term Liabilities                                                     35,286               33,310              34,901
Deferred Income Taxes                                                           21,154               14,293              21,317

Shareholders' Equity                                                           239,757              186,260             220,023
                                                                        ----------------     ---------------      ----------------
                 Total Liabilities & Shareholders' Equity             $        574,579              561,342     $       588,002
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

                     JOHN WILEY & SONS, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                   (In thousands except per share information)



                                                                                                 Three Months
                                                                                                Ended July 31,
                                                                                      -----------------------------------
                                                                                           2001               2000
                                                                                      ----------------   ----------------

Revenues                                                                           $        161,044            153,928

Costs and Expenses
     Cost of sales                                                                           49,928             49,167
     Operating and administrative expenses                                                   76,233             72,674
     Amortization of intangibles                                                              4,346              4,144
                                                                                      ----------------   ----------------
     Total Costs and Expenses                                                               130,507            125,985
                                                                                      ----------------   ----------------

Operating Income                                                                             30,537             27,943

Interest Income and Other                                                                       439                526
Interest Expense                                                                             (1,143)            (2,111)
                                                                                      ----------------   ----------------
Interest Expense - Net                                                                         (704)            (1,585)
                                                                                      ----------------   ----------------
Income Before Taxes                                                                          29,833             26,358
Provision For Income Taxes                                                                   10,292              9,884

                                                                                      ----------------   ----------------
Net Income                                                                         $         19,541             16,474
                                                                                      ================   ================


Income Per Share

     Diluted                                                                       $            .31                .26
     Basic                                                                         $            .32                .27

Cash Dividends Per Share
     Class A Common                                                                $            .05                .04
     Class B Common                                                                $            .05                .04
Average Shares
     Diluted                                                                                 63,075             63,475
     Basic                                                                                   60,589             60,489


    The accompanying Notes are an integral part of the condensed consolidated financial statements.

                   JOHN WILEY & SONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED
                                 (In thousands)

                                                                               Three Months
                                                                              Ended July 31,
                                                                   ------------------------------------
                                                                       2001                    2000
                                                                   -------------           ------------

  Operating Activities
     Net income                                              $        19,541                  16,474
  Non-cash items
     Amortization of Intangibles                                       4,346                   4,144
     Amortization of Composition Costs                                 5,369                   5,526
     Depreciation of Property and Equipment                            3,626                   2,966
     Other non-cash items                                              7,904                   7,818
  Net change in operating assets and liabilities                     (70,501)                (53,994)
                                                                   -------------            -----------
     Cash Used for Operating Activities                              (29,715)                (17,066)
                                                                   -------------            -----------

  Investing Activities
     Additions to product development assets                          (8,798)                 (7,971)
     Additions to property and equipment                              (5,201)                 (2,556)
     Proceeds from sale of publishing assets                               -                   2,500
     Acquisition of publishing assets                                 (2,062)                 (4,116)
                                                                    ------------            -----------
     Cash Used for Investing Activities                              (16,061)                (12,143)
                                                                    ------------            -----------

  Financing Activities
     Purchase of treasury shares                                      (1,543)                 (1,663)
     Net borrowings of short-term debt                                     -                   2,960
     Cash dividends                                                   (2,738)                 (2,421)
     Proceeds from exercise of stock options                           1,931                     867
                                                                    ------------           ------------
     Cash Used for Financing Activities                               (2,350)                   (257)
                                                                    ------------           ------------
  Effects of Exchange Rate Changes on Cash                             1,310                  (1,474)
                                                                    ------------           ------------

  Cash and Cash Equivalents

     Decrease for Period                                             (46,816)                (30,940)
     Balance at Beginning of Period                                   52,947                  42,299
                                                                    ------------           ------------
     Balance at End of Period                                $         6,131                  11,359
                                                                    ============           ============

  Cash Paid During the Period for

     Interest                                                $         1,518                   2,721
     Income taxes                                            $         3,587                   2,068


 The accompanying Notes are an integral part of the condensed consolidated financial statements

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of July 31, 2001 and 2000, and April 30, 2001, and results of operations and cash flows for the three month periods ended July 31, 2001 and 2000. The results for the three months ended July 31, 2001 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 2001.

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

     2.   Certain  prior  year  amounts  have been  restated  to  conform to the current year's presentation including the adoption in the fourth quarter of the prior fiscal year of the consensus of the Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" which resulted in the reclassification of shipping and handling fee income from cost of sales and operating and administrative expenses, where it was previously recorded, to revenues. This reclassification had the effect of increasing revenues and the prior year's respective expenses by $3 million in the first quarter ended July 31, 2000, with no effect on operating income or net income. Shipping and handling costs included in operating and administrative expenses amounted to $1.8 and $1.7 million, in the first quarter of fiscal year 2002 and 2001, respectively.

     3. At the beginning of the current fiscal year, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138, which specifies the accounting and disclosure requirements for such instruments. Under the new standard, all derivatives are recognized as assets or liabilities and measured at fair value. Derivatives that are not determined to be effective hedges are adjusted to fair value with a corresponding effect on earnings. Changes in the fair value of derivatives that are designated and determined to be effective as part of a hedge transaction will have no immediate effect on earnings and depending on the type of hedge, are recorded either as part of other comprehensive income and will be included in earnings in the periods in which earnings are affected by the hedged item, or are included in earnings as an offset to the earnings impact of the hedged item. Any ineffective portions of hedges are reported in earnings as they occur. The adoption of these new standards as of May 1, 2001 resulted in a transition adjustment loss of $.5 million which is included as part of other comprehensive income.

          For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. For hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction are specifically identified, and it must be probable that each forecasted transaction will occur. If it is deemed probable that the forecasted transaction will not occur, the gain or loss is recognized in earnings currently.

          During the period ending July 31, 2001, there was no material ineffectiveness related to the cash flow hedges, and the estimated amount of gains or losses that are expected to be reclassified into earnings over the next year are not material. The Company does not use derivative financial instruments for trading or speculative purposes. At July 31, 2001, the Company had open foreign exchange forward contracts expiring through January 2003 as follows:

          Currency Purchased        U.S. $ Value         Average Contract Rate
          UK(pound)                      $11,844                $1.4992
          Euro                           $ 2,300                $ .9145

          The U.K.  (pound)  contract  has been  designated a cash flow hedge of
          foreign  currency   exposures  related  to  the  payment  of  facility
          construction commitments.

4.       Comprehensive income was as follows:


                                                                        Three Months
                                                                       Ended July 31,
                                                             -----------------------------------
                                                                     2001              2000
                                                                 -------------     -------------
                                                                        (thousands)

   Net Income                                                       19,541             16,474
   Other Comprehensive Income (Loss):
        Transition adjustment for cash flow hedges as of
         May 1, 2001                                                  (454)                 -
        Current period change in fair value of cash flow
         hedges                                                       (144)                 -
        Foreign currency translation adjustments                       557               (577)
                                                                 -------------     -------------
   Comprehensive Income                                             19,500             15,897
                                                                 -------------     -------------


     A reconciliation of accumulated other comprehensive loss follows:

                                                            Three Months Ended July 31, 2001

                                               Foreign Currency
                                                 Translation              Cash Flow
                                                 Adjustments                Hedges                 Total

    Beginning Balance                    $            (3,117)                  -                   (3,117)

    Transition adjustment                                  -               (454)                     (454)

    Change for period                                    557               (144)                      413

    Reclassification to earnings                          -                    -                        -
                                             ---------------------    -------------------     ----------------
    Ending Balance                       $            (2,560)              (598)                   (3,158)
                                             ---------------------    -------------------     ----------------


     5. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combination initiated after June 30, 2001 to be accounted for by a single method - the purchase method. In addition, the statement requires the purchase price to be allocated to identifiable intangible assets in addition to goodwill if certain criteria are met. The statement also requires additional disclosures related to the reasons for the business combination, the allocation of the purchase price, and if significant by reportable segment, to the assets acquired and liabilities assumed.

          SFAS No. 142 eliminates the requirement to amortize goodwill and those intangible assets that have indefinite useful lives, but requires an annual test for impairment at the reporting unit level. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 will be effective for the Company's next fiscal year beginning May 1, 2002 for goodwill and other intangible assets acquired prior to July 1, 2001, and is effective immediately for acquisitions occurring after June 30, 2001. The Company is in the process of evaluating and reassessing its goodwill and other intangible assets to determine the impact of any impairment and the related useful lives and the corresponding amortization expense to be recorded. The Company anticipates that substantially all amortization of goodwill as a charge to earnings will be eliminated.

     6. A reconciliation of the shares used in the computation of income per share follows:


                                                                                  Three Months
                                                                                 Ended July 31
                                                                     ---------------------------------------
                                                                           2001                  2000
                                                                     ------------------    -----------------
                                                                                  (thousands)

   Weighted average shares outstanding                                     60,846                60,811
   Less:  Unearned deferred compensation shares                              (257)                 (322)
                                                                     ------------------    -----------------
   Shares used for basic income per share                                  60,589                60,489
   Dilutive effect of stock options and other stock awards                  2,486                 2,986
                                                                     ------------------    -----------------
   Shares used for diluted income per share                                63,075                63,475
                                                                     ------------------    -----------------



7.   Inventories were as follows:

                                                     July 31,                    April 30,
                                         ----------------------------------
                                             2001                2000               2001
                                         --------------      --------------    ---------------
                                                             (thousands)

     Finished goods                          $46,413            42,282            $46,353

     Work-in-process                           4,293             2,640              4,481

     Paper, cloth and other                    3,396             6,464              3,020
                                         ---------------    ---------------    ----------------

                                              54,102            51,386             53,854

     LIFO reserve                             (3,491)           (3,439)            (3,091)
                                         ---------------    ---------------    ----------------

     Total inventories                       $50,611            47,947            $50,763
                                         ---------------    ---------------    ----------------

     8. The Company is a global publisher providing must-have content and services to customers worldwide. Core businesses include scientific, technical, and medical journals, encyclopedias, books and online products and services; professional and consumer books and subscription services; and textbooks and educational materials for undergraduate and graduate students and lifelong learners. The Company has publishing, marketing, and distribution centers in the United States, Canada, Europe, Asia, and Australia. The Company's reportable segments are based on the management reporting structure used to evaluate performance. Segment information is as follows:


                                                                             Three Months Ended July 31,
                                               -------------------------------------------------------------------------------------
                                                                 2001                                          2000
                                               ------------------------------------------    ---------------------------------------
                                                                                     (thousands)
                                                                 Inter-                                        Inter-
                                               External       segment                        External       segment
Revenues                                       Customers       Sales         Total           Customers       Sales         Total
                                           -------------- ------------- -------------    -------------- ------------- -------------
Domestic Segments:
     Scientific, Technical, and Medical          $38,554         $1,562       $40,116          $35,772         $1,687       $37,459
     Professional/Trade                           35,769          3,587        39,356           33,481          3,407        36,888
     Higher Education                             36,394          5,940        42,334           34,944          5,823        40,767
European Segment                                  34,389          3,366        37,755           33,793          2,640        36,433
Other Segments                                    15,938            219        16,157           15,938            319        16,257
Eliminations                                           -        (14,674)      (14,674)           -            (13,876)      (13,876)
                                             -------------- ------------- -------------    -------------- ------------- ------------
Total Revenues                                  $161,044         -           $161,044         $153,928         -           $153,928
                                             -------------- ------------- -------------    -------------- ------------- ------------

Direct Contribution to Profit
Domestic Segments:
     Scientific, Technical, and Medical                                       $17,939                                       $16,306
     Professional/Trade                                                         7,264                                         6,360
     Higher Education                                                          17,117                                        16,608
European Segment                                                               13,350                                        12,158
Other Segments                                                                  3,420                                         3,807
                                                                          -------------                                 ------------
Total Direct Contribution to Profit                                            59,090                                        55,239

Shared Services and Admin. Costs                                              (28,553)                                      (27,296)
                                                                          -------------                                 ------------

Operating Income                                                               30,537                                        27,943

Interest Expense - Net                                                           (704)                                       (1,585)
                                                                          -------------                                 ------------

Income Before Taxes                                                           $29,833                                       $26,358
                                                                          -------------                                 ------------

Certain prior year amounts have been reclassified to conform to the current year's presentation, including the restatement of revenues to include shipping and handling fee income in accordance with the new accounting standard as outlined in note 2. Previously, such amounts were classified as offsets to cost of sales and operating and administrative expenses.

9. On August 13, 2001, the Company announced that it had signed a definitive agreement to acquire Hungry Minds, Inc., the publisher of the best-selling For Dummies series, the technological Bible and Visual series, Frommer's travel guides, CliffsNotes, Webster's New World Dictionary, and other market-leading brands. Under the terms of the merger agreement, the Company has agreed to pay an aggregate consideration of approximately $183 million plus fees and expenses, consisting of $90 million for the fully diluted equity of Hungry Minds, Inc. and an estimated $93 million of outstanding funded debt that the Company will pay or assume at closing. The acquisition will be accomplished via a cash tender offer at $6.09 per share by the Company for all of Hungry Minds, Inc. outstanding stock, followed by a cash merger. The tender offer is expected to be consummated by mid-September 2001. The acquisition is subject to regulatory clearance, Hungry Minds, Inc. stockholder approval (if required), and customary closing conditions. International Data Group, Inc. (IDG), which owns about 76% of Hungry Minds Inc. outstanding stock, has agreed to support the transaction and to tender its Hungry Minds, Inc. shares in connection with the Company's tender offer. It is anticipated that the transaction will be financed by a new five-year bank loan facility, and will be neutral on a cash earnings per share basis in fiscal 2002 and accretive thereafter.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

     During this seasonal period of cash usage, operating activities used $29.7 million of cash, or $12.6 million more than the prior year's comparable quarter. The increase was primarily due to higher expense levels to support the revenue growth and payments of accounts payable and accrued liabilities. The use of cash during this period is consistent with the seasonality of the journal business and the educational sector's receipts cycle that occurs, for the most part, later in the fiscal year. Although the condensed consolidated statement of financial condition indicates a negative working capital of $37.2 million at July 31, 2001, current liabilities include $76.1 million of deferred subscription revenues related to journals for which the cash has been received and which will be recognized into income as the journals are shipped or made available online to the customer, or over the term of the subscription as services are rendered. Excluding this deferred income item, working capital at July 31, 2001 is a positive $38.9 million

     Investing activities used $16.1 million during the current quarter, or $3.9 million more than the comparable prior year's quarter primarily reflecting higher expenditures for property and equipment related to new office facilities.

     Current year financing activities primarily reflect dividend payments, purchase of treasury shares and proceeds from exercise of stock options. As outlined in note 9, the Company anticipates that it will finance the acquisition of Hungry Minds, Inc. with a new $200 million five-year bank term loan facility. In addition, the Company anticipates obtaining an additional $100 million five-year bank revolving credit facility to finance working capital and other needs.

RESULTS OF OPERATIONS
FIRST QUARTER ENDED JULY 31, 2001

     Revenues for the quarter of $161 million increased 6%, excluding adverse foreign currency translation effects, or 5% including those effects. Operating income for the current quarter increased 9% to $30.5 million, compared with $27.9 million in the prior year period. Net income and income per diluted share advanced 19% to $19.5 million and $.31 per share, respectively.

     Despite the economic slowdown, the Company achieved solid revenue growth and a double-digit increase in earnings. Revenue and income gains were achieved in all of the Company's core businesses, with particularly healthy performances in the domestic Professional/Trade and STM segments, as well as in Europe and Canada.

     The recently announced agreement to acquire Hungry Minds, Inc. for approximately $183 million, as outlined in note 9 of the notes to the condensed financial statements, is consistent with the Company's goal to increase shareholder value through a combination of organic growth and acquisitions. The acquisition will enhance the Company's competitive position in the professional/trade segment; build on its track record with acquisitions; expand the Company's global reach with recognizable brands; and drive Web-enabled revenue growth. Meetings with the Hungry Minds staff have been very positive, and feedback from authors and customers has been encouraging. The acquisition is expected to add significantly to the Company's revenue growth and to be neutral on a cash EPS basis in fiscal 2002, and accretive thereafter.

     The gross profit margin was 69% in the current period compared with 68.1% in the prior year period. The improvement was primarily attributable to product sales mix with a relatively higher journal contribution versus books. Operating expenses as a percentage of revenues were 47.3% in the current quarter, compared with 47.2% in the prior year's first quarter. Operating expenses increased 5% over the prior year. The operating margin improved to 19% in the current quarter, compared with 18.2% in the prior year's first quarter.

     Net interest expense decreased by $.9 million as a result of lower debt levels and lower interest rates on the floating rate debt. The effective tax rate declined to 34.5% in the current year's first quarter compared with 37.5% in the prior year period. The decrease was attributable to lower state income taxes resulting from settlement of open tax issues at the end of the prior fiscal year. The current period effective tax rate is in line with the 34.7% tax rate incurred in the prior full fiscal year.

     SEGMENT RESULTS

     Scientific, Technical and Medical (STM)


     Domestic STM started the year strongly, with revenues advancing 7% for the quarter to $40.1 million, coupled with a 10% gain in direct contribution to profit over the prior year's first quarter. The increases were attributable to stronger journal subscription renewal rates compared with the prior year; incremental revenues from recently added society journals; and growth in our book program resulting from our alliance with IEEE, the premier society for electrical, electronics and computer engineers.

     During the quarter, the Company continued to develop its Wiley InterScience online service. Usage increased during the quarter with a record number of articles downloaded. In July, there were over 700,000 user sessions, double the number of a year ago. Linking to CrossRef, the industry initiative, was completed for all journals in Wiley InterScience, more than tripling the number of titles for which links are available. Key Enhanced Access License signings during the quarter included the renewal of a multi-year license with one of our largest customers, OhioLink. New licenses were signed with the University of Texas, the Triangle Research Library Network Consortium and the University of Zurich, among others.

     STM made progress during the quarter developing a new bioinformatics business in partnership with LabBook. The Company and LabBook developed a co-branded version of an XML Genomic Viewer that enables retrieval and viewing of gene and protein data from a variety of databases. STM also completed a CD-ROM version of the XML Genomic Viewer tailored for its Current Protocols subscribers. During the quarter, the Company signed a ten-year extension of its current publishing agreement for the Journal of Research in Science Teaching, the official journal of the National Association for Research in Science Teaching.

     Professional/Trade

     Domestic Professional/Trade reported a 7% increase in revenues to $39.4 million, which resulted in a 14% improvement in direct contribution to profit. The gains were due to strong backlist sales, particularly in the architecture, culinary, general interest, and finance programs. The Company is encouraged by the strength of backlist sales in the first quarter and frontlist orders for its summer and fall lists. Professional/Trade enjoyed a strong quarter with publicity for key titles on Bloomberg Television, CNBC, CNN, PBS NewsHour with Jim Lehrer, National Public Radio, Bon Appetit, Discover Magazine, US News & World Report, and The Wall Street Journal.

     There is a growing demand for electronic products among the markets that professional/trade serves, notably computing, accounting, finance, psychology, and architecture. Professional/Trade is capitalizing on these opportunities with a combination of print and Web-based products and services as well as through the formation of strategic alliances. The Company completed an agreement with the National Association of Certified Valuation Analysts to replace its valuation software with a customized version of Wiley's ValuSource PRO. To take advantage of the tax law changes, Professional/Trade has developed an opportunistic plan to publish several additional titles in the market-leading Ernst & Young and J.K. Lasser programs. Shortly after the end of the first quarter, the Company completed the acquisition of Frank J. Fabozzi Publishing, a publisher of high quality books for the finance professional market with annual revenues of about $1 million.

     Higher Education

     Higher Education's revenues increased 4% to $42.3 million in a sluggish market. Direct contribution to profit advanced 3%. Bookstores appear to be ordering conservatively, which should have a positive effect on reorders and returns for the balance of the year.

     To maximize the value of its content, Higher Education continues to transform its product models to include an effective combination of print and electronic components. The Company recently signed an agreement with netLibrary to produce e-books for 15 frontlist titles using the MetaText platform. Students can purchase the e-books from the netLibrary-MetaText site for roughly the price of a used printed textbook. The e-books will be Web-delivered and hosted by MetaText for the duration of the course. To leverage the Internet as a sales and marketing tool, the Company reached an agreement with RealRead, a digital publishing company, to display sample material on the Web for 15 frontlist titles, a capability which will promote sales. The Company also reached agreements with Maris Multimedia to develop Interactions: Exploring the Foundations of the Human Body. Interactions will consist of a series of multimedia modules focusing on the physiological processes within each system of the human body. Higher Education publishes the highly regarded textbook by Tortora and Grabowski, Principles of Anatomy and Physiology.

Europe

     European segment revenues of $37.8 million advanced 7%, excluding adverse foreign currency translation effects, or 4% including those effects. Direct contribution to profit improved 10%. Advances were driven by strong book sales across most publishing programs and sales territories, as well as stronger renewal rates for the STM journals program.

     The Company concluded an agreement with Symbian Ltd., a joint venture between Nokia, Ericsson, Motorola, and NTT to publish a range of titles about applications and programming for the Symbian operating system. Symbian's mission is to set the industry standard for mobile wireless operating systems and to enable a mass market for wireless information devices.

Other Segments

     Other segment revenues of $16.2 million reflected a 3% increase, excluding adverse foreign currency translation effects, or a negative 1% including those effects. Revenues were strong in Canada. In Asia, revenues were up despite the economic slowdown in the region. Direct contribution to profit in the other segment declined due to a special Australian school adoption recorded in the first quarter of last year.

     In Asia, the Company concluded an agreement with the next Chairman of the WTO and the Regional Bureau Chief for Business Week to co-author China and the WTO. In Canada, the adaptation of a successful U.S. textbook, Kimmel:
     Financial Accounting, has become the leading title in this market segment. Australia completed the acquisition of Wrightbooks, a publisher of finance books for the professional market, with annual revenues of approximately $1 million. In Australia, the Federal Government's Equal Opportunity Agency awarded the company the highest rating in its annual survey. After a comprehensive review of its policies and programs, the agency recognized the company for its "inclusive workplace culture that supports the diverse range of employee talent."


NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combination initiated after June 30, 2001 to be accounted for by a single method - the purchase method. In addition, the statement requires the purchase price to be allocated to identifiable intangible assets in addition to the goodwill if certain criteria are met. The statement also requires additional disclosures related to the reasons for the business combination, the allocation of the purchase price, and if significant by reportable segment, to the assets acquired and liabilities assumed.

     SFAS No. 142 eliminates the requirement to amortize goodwill and those intangible assets that have indefinite useful lives, but requires an annual test for impairment at the reporting unit level. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 will be effective for the Company's next fiscal year beginning May 1, 2002 for goodwill and other intangible assets acquired prior to July 1, 2001, and is effective immediately for acquisitions occurring after June 30, 2001. The Company is in the process of evaluating and reassessing its goodwill and other intangible assets to determine the impact of any impairment and the related useful lives and the corresponding amortization expense to be recorded. The Company anticipates that substantially all amortization of goodwill as a charge to earnings will be eliminated.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Market Risk

     The Company is exposed to market risk primarily related to interest rates, foreign exchange and credit risk. It is the Company's policy to monitor these exposures and to use derivative financial instruments and/or insurance contracts from time to time to reduce fluctuations in earning and cash flows when it is deemed appropriate to do so. The Company does not use derivative financial investments for trading or speculative purposes.

Interest Rates

     The Company had a $95 million variable rate term loan outstanding at July 31, 2001, which approximated fair value. The Company did not use any derivative financial investments to manage this exposure. The weighted average interest rate as of July 31, 2001 was approximately 4.69%.

Foreign Exchange Rates

     The Company is exposed to foreign currency exchange movements primarily in European, Asian, Canadian and Australian currencies. Consequently, the Company and its subsidiaries, from time to time, enter into foreign exchange forward contracts as a hedge against foreign currency asset, liability, commitment, and anticipated transaction exposures, including intercompany purchases. The Company does not use derivative financial instruments for trading or speculative purposes. For a more detailed description, reference is made to note 3 of the condensed financial statements.

Credit Risk

     The Company's business is not dependant upon a single customer, however, the book publishing business has witnessed a significant concentration in national, regional and online bookstore chains in recent years. Although no one of such customers accounted for more than 6% of total annual consolidated revenues in fiscal year 2001, to mitigate its credit risk exposure the Company obtains credit insurance where available. In the journal-publishing business, subscriptions are primarily sourced through independent subscription agents who facilitate the journal-ordering process by consolidating the subscription orders/billings of each subscriber with various publishers. Monies are collected in advance from subscribers by the subscription agents and are remitted to the journal publishers, including the Company, generally prior to the commencement of the subscriptions. Although at July 31, 2001 the Company had minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial position and liquidity. Subscription agents accounted for approximately 24% of total annual consolidated revenues and no one agent accounted for more than 8% of total annual consolidated revenues in fiscal year 2001. Insurance for these accounts is not commercially feasible and/or available.


PART II - OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K
             (a)  Exhibits
                  none

             (b)  Reports on Form 8-K
                  No reports on Form 8-K were filed during the quarter ended July 31, 2001

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




                                       JOHN WILEY & SONS, INC.
                                       Registrant


                                       By       /s/William J. Pesce
                                                William J. Pesce
                                                President and
                                                Chief Executive Officer






                                       By       /s/Ellis E. Cousens
                                                Ellis E. Cousens
                                                Executive Vice President and
                                                Chief Financial Officer







Dated: September 13, 2001