Form 10-Q
period 2001-10-31
WILEY JOHN & SONS INC
filed 2001-12-13
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT 1934

  For the quarterly period ended October 31, 2001 Commission File No. 1-11507

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                          OF THE SECURITIES ACT OF 1934
                        For the transition period from to

                             JOHN WILEY & SONS, INC.
             (Exact name of Registrant as specified in its charter)

NEW YORK                                                    13-5593032
--------------------------                   -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

605 THIRD AVENUE, NEW YORK, NY                              10158-0012
----------------------------                 -----------------------------------
(Address of principal executive offices)                    Zip Code

Registrant's telephone number, including area code          (212) 850-6000
----------------------------------

                                 NOT APPLICABLE
        -----------------------------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report

Indicate by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


The number of shares outstanding of each of the Registrant's classes of common stock as of October 31, 2001 were:

                        Class A, par value $1.00 - 49,513,015
                        Class B, par value $1.00 - 11,651,264



                  This is the first page of a 22 page document

                             JOHN WILEY & SONS, INC.

                                      INDEX





PART I - FINANCIAL INFORMATION                                          PAGE NO.

Item 1.    Financial Statements.

           Condensed Consolidated Statements of Financial Position - Unaudited
              as of October 31, 2001 and 2000, and April 30, 2001........... 3

           Condensed Consolidated Statements of Income - Unaudited for the Three and Six Months ended October 31, 2001 and 2000.. 4

           Condensed Consolidated Statements of Cash Flows - Unaudited
              for the Six Months ended October 31, 2001 and 2000............ 5

           Notes to Unaudited Condensed Consolidated Financial Statements.. 6-13

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................13-18

Item 3.    Quantitative and Qualitative Disclosures About Market Risk......18-19

PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders..............  20

Item 6.    Exhibits and Reports on Form 8-K.................................  20

"Safe Harbor" Statement under the
     Private Securities Litigation Reform Act of 1995.......................  21

SIGNATURES                                                                    22

EXHIBITS

         None

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)


                                                                                       (UNAUDITED)
                                                                                       October 31,                    April 30,
                                                                        --------------------------------------
 Assets                                                                         2001               2000                  2001
                                                                        ------------------  ------------------    ------------------

 Current Assets
      Cash  and cash equivalents                                         $         21,719            10,565      $        52,947
      Accounts receivable                                                         124,432            94,953               62,514
       Income tax receivable                                                       12,282                 -                    -
      Inventories                                                                  73,027            49,952               50,763
      Deferred income tax benefits                                                 34,641            13,427               13,331
      Prepaid expenses                                                             11,631             7,293                9,980
                                                                         ----------------  ------------------    ------------------
                     Total Current Assets                                         277,732           176,190              189,535

 Product Development Assets                                                        60,627            40,866               41,191
 Property and Equipment                                                            60,563            37,564               52,255
 Intangible Assets                                                                404,908           291,692              283,761
 Deferred Income Tax Benefits                                                       2,786             2,415                3,380
 Other Assets                                                                      20,777            20,096               17,880
                                                                        ------------------  ------------------    ------------------
                     Total Assets                                        $        827,393           568,823      $       588,002
                                                                        ==================  ==================  ====================

 Liabilities & Shareholders' Equity
 Current Liabilities
     Notes payable and current portion of long-term debt                 $         80,000            78,445      $        30,000
     Accounts and royalties payable                                                91,186            78,606               42,520
     Deferred subscription revenues                                                35,658            38,535              117,103
     Accrued income taxes                                                          13,971             8,568                9,586
     Other accrued liabilities                                                     62,265            51,116               47,552
                                                                          ----------------  ------------------    ------------------
                     Total Current Liabilities                                    283,080           255,270              246,761

 Long-Term Debt                                                                   235,000            65,000               65,000
 Other Long-Term Liabilities                                                       44,929            33,091               34,901
 Deferred Income Taxes                                                              9,457            14,478               21,317

 Shareholders' Equity                                                             254,927           200,984              220,023

                                                                         -----------------  ------------------    ------------------
                     Total Liabilities & Shareholders' Equity            $        827,393           568,823      $       588,002
                                                                         =================  ==================  ====================

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                     JOHN WILEY & SONS, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                   (In thousands except per share information)

                                                             Three Months                             Six Months
                                                           Ended October 31,                       Ended October 31,
                                              ---------------------------------------   -------------------------------------
                                                        2001              2000                  2001               2000
                                              --------------------   ----------------   -------------------   ---------------
         Revenues                             $          176,201           160,559      $       337,245            314,487
         Costs and Expenses
              Cost of sales                               56,957            50,102              106,885             99,269
              Operating and administrative expenses       86,011            77,866              162,244            150,540
              Amortization of intangibles                  4,320             4,286                8,666              8,430
                                              --------------------   ----------------   -------------------   ---------------
              Total Costs and Expenses                   147,288           132,254              277,795            258,239
                                              --------------------   ----------------   -------------------   ---------------

         Operating Income                                 28,913            28,305               59,450             56,248

         Interest Income and Other                          (181)              356                  258                882
         Interest Expense                                 (1,816)           (2,391)              (2,959)            (4,502)
                                              --------------------   ----------------   -------------------   ---------------
         Interest Expense - Net                           (1,997)           (2,035)              (2,701)            (3,620)
                                              --------------------   ----------------   -------------------   ---------------

         Income Before Taxes                              26,916            26,270               56,749             52,628

         Provision For Income Taxes                        9,002             9,325               19,294             19,209

                                              --------------------   ----------------   -------------------   ---------------
         Net Income                           $           17,914            16,945      $        37,455             33,419
                                              ====================   ================   ===================   ===============


         Income Per Share
              Diluted                         $             0.28              0.27      $          0.59               0.53
              Basic                           $             0.29              0.28      $          0.62               0.55

         Cash Dividends Per Share
              Class A Common                  $             0.05              0.04      $          0.09               0.08
              Class B Common                  $             0.05              0.04      $          0.09               0.08

         Average Shares
              Diluted                                     63,175            63,534               62,977             63,438
              Basic                                       60,862            60,607               60,578             60,481

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (In thousands)

                                                                                       For The Six Months
                                                                                        Ended October 31,
                                                                          ------------------------------------------

                                                                                   2001                  2000
                                                                         --------------------   -------------------
  Operating Activities
     Net income                                                         $           37,455                 33,419
     Non cash items
          Amortization of intangibles                                                8,667                  8,430
          Amortization of composition costs                                         12,093                 11,374
          Depreciation of property and equipment                                     8,337                  7,095
          Other non-cash items                                                      13,148                 11,298
     Net change in operating assets and liabilities                                (97,952)               (81,199)
     Payment of acquisition related liabilities                                    (11,363)                     -
                                                                          --------------------   -------------------
Cash Used for Operating Activities                                            (29,615)                (9,583)
                                                                          --------------------   -------------------

  Investing Activities
     Additions to product development assets                                       (20,579)               (16,376)
     Additions to property and equipment                                           (13,014)               (11,546)
     Proceeds from sale of publishing assets                                             -                  2,500
     Acquisitions, net of cash acquired                                           (184,742)                (7,052)
                                                                          --------------------   -------------------
     Cash Used for Investing Activities                                           (218,335)               (32,474)
                                                                          --------------------   -------------------

  Financing Activities
     Net borrowings of short-term debt                                              50,000                 48,731
     Borrowings of long-term debt                                                  200,000                      -
     Repayment of long-term debt                                                   (30,000)               (30,000)
     Cash dividends                                                                 (5,490)                (4,858)
     Purchase of treasury shares                                                    (2,204)                (1,664)
     Proceeds from issuance of stock on option exercises and other                   3,053                  1,193
                                                                          --------------------   -------------------
     Cash Provided by Financing Activities                                         215,359                 13,402
                                                                          --------------------   -------------------

  Effect of Exchange Rate Changes on Cash                                            1,363                 (3,079)
                                                                          --------------------   -------------------

  Cash and Cash Equivalents
     Decrease for Period                                                           (31,228)               (31,734)
     Balance at Beginning of Period                                                 52,947                 42,299
                                                                          --------------------   -------------------
     Balance at End of Period                                           $           21,719                 10,565
                                                                          ====================   ===================
  Supplemental Information
     Businesses Acquired:
           Fair value of assets acquired                                $          247,611     $            7,188
           Liabilities assumed                                                     (62,869)                  (136)
                                                                          --------------------   -------------------
Cash paid for businesses acquired                            $          184,742     $            7,052
                                                                          --------------------   -------------------
Cash Paid During the Period for:
           Interest                                                    $             3,405      $           5,381
           Income taxes                                                $             9,029      $          14,468

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                           JOHN WILEY & SONS, INC., AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of October 31, 2001 and 2000, and April 30, 2001, and results of operations and cash flows for the periods ended October 31, 2001 and 2000. The results for the three and six months ended
     October 31, 2001 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 2001.

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

2. Certain prior year amounts have been restated to conform to the current year's presentation including the adoption in the fourth quarter of the prior fiscal year of the consensus of the Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" which resulted in the reclassification of shipping and handling fee income from cost of sales and operating and administrative expenses, where it was previously recorded, to revenues. This reclassification had the effect of increasing revenues and the prior year's costs and expenses in the second quarter and six months ended October 31, 2000 by $3.4 million and $6.5 million, respectively, with no effect on operating income or net income. Shipping and handling costs included in operating and administrative expenses amounted to $3.6 and $3.9 million, in the first six months of fiscal year 2002 and 2001, respectively.

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

     During the period ending October 31, 2001, there was no material ineffectiveness related to the cash flow hedges, and the estimated amount of gains or losses that are expected to be reclassified into earnings over the next year are not material. The Company does not use derivative financial instruments for trading or speculative purposes. At October 31, 2001, the Company had open foreign exchange forward contracts expiring through January 2003 as follows:


         Currency Purchased           U.S. $ Value         Average Contract Rate
         ------------------           ------------         ---------------------
                UK(pound)              $ 11,844                   $ 1.4992
                Euro                   $  1,331                   $  .9181

     The U.K.  (pound) contract has been designated a cash flow hedge of foreign
     currency  exposures  related  to  the  payment  of  facility   construction
     commitments.

4.       Comprehensive income was as follows:


                                                             Three Months                         Six Months
                                                           Ended October 31,                    Ended October 31,
                                                   ---------------------------------    --------------------------------
                                                       2001                2000             2001              2000
                                                   --------------      -------------    -------------     --------------
                                                                               (thousands)

    Net Income                                           $17,914             16,945          $37,455             33,419
    Other Comprehensive Income (Loss) -
         Transition adjustment for cash flow
         hedges as of May 1, 2001                              -                  -            (454)                  -

    Current period change in fair value of cash               47                  -             (97)                  -
         flow hedges

    Foreign currency translation adjustments               (824)              (309)            (267)              (886)
                                                   --------------      -------------    -------------     --------------
    Comprehensive Income                                 $17,137             16,636          $36,637             32,533

                                                  --------------      -------------    -------------     --------------

A reconciliation of accumulated other comprehensive loss follows:



                                   Three Months Ended October 31, 2001                   Six Months Ended October 31, 2001
                                   -----------------------------------                   ---------------------------------

                                   Foreign                                              Foreign
                                  Currency           Cash                              Currency
                                 Translation         Flow                            Translation           Cash Flow
                                 Adjustments         Hedges           Total           Adjustments           Hedges            Total
                                 -----------         ------           -----           -----------           ------            -----

    Beginning Balance     $       (2,560)              (598)        (3,158)   $         (3,117)                -             (3,117)

    Transition                         -                  -              -                   -              (454)              (454)
    adjustment

    Change for period               (824)                47           (777)               (267)              (97)              (364)

    Reclassification  to               -                  -              -                   -                 -                  -
    earnings
                             --------------    --------------    ------------     ---------------    ---------------    ------------

    Ending Balance        $       (3,384)              (551)        (3,935)   $         (3,384)             (551)            (3,935)
                             --------------    --------------    ------------     ---------------    ---------------    ------------



5. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for by a single method - the purchase method. In addition, the statement requires the purchase price to be allocated to identifiable intangible assets in addition to goodwill if certain criteria are met. The statement also requires additional disclosures related to the reasons for the business combination, the allocation of the purchase price, and if significant by reportable segment, to the assets acquired and liabilities assumed.

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

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial results.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's financial results.

6. A reconciliation of the shares used in the computation of income per share follows:


                                                       Three Months                           Six Months
                                                     Ended October 31,                    Ended October 31,
                                             ---------------------------------- -- ---------------------------------
                                                  2001               2000              2001               2000
                                             ---------------    ---------------    --------------    ---------------
                                                                          (thousands)
   Weighted average shares outstanding
                                                   61,135             60,956             60,844            60,817
   Less:  Unearned deferred compensation
         shares                                      (273)              (349)              (266)             (336)
                                             ---------------    ---------------    --------------    ---------------
   Shares used for basic income per share
                                                   60,862             60,607             60,578            60,481
   Dilutive effect of stock options and
         other stock awards                         2,313              2,927              2,399             2,957
                                             ---------------     ---------------    --------------    ---------------
   Shares used for diluted income per share
                                                   63,175             63,534             62,977            63,438
                                             ---------------    ---------------    --------------    ---------------

7.       Inventories were as follows:

                                                     October 31,
                                           --------------------------------     April 30,
                                               2001              2000              2001
                                           --------------    --------------  -------------
                                                              (thousands)
     Finished goods                            $67,797            46,318          $46,353

     Work-in-process                             4,479             2,183            4,481

     Paper, cloth and other                      4,042             4,990            3,020
                                         --------------    --------------    -------------

                                                76,318            53,491           53,854

     LIFO reserve                               (3,291)           (3,539)          (3,091)
                                         --------------    --------------    -------------

     Total inventories                         $73,027            49,952          $50,763
                                         --------------    --------------    -------------

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


                                                                         Three Months Ended October 31,
                                                ----------------------------------------------------------------------------------
                                                                 2001                                       2000
                                                ---------------------------------------    ---------------------------------------
                                                                                   (thousands)
                                                                 Inter-                                     Inter-
                                                  External      segment                       External     segment
                                                  Customers      Sales        Total          Customers      Sales          Total
                                                 -----------    --------     --------        ---------     --------      -------
Revenues

Domestic Segments:
     Scientific, Technical, and Medical             $40,215       $1,565      $41,780          $37,823       $1,777      $39,600
     Professional/Trade                              53,782        3,844       57,626           39,254        4,516       43,770
     Higher Education                                27,835        7,103       34,938           30,910        6,911       37,821
European Segment                                     38,521        2,695       41,216           37,146        2,568       39,714
Other Segments                                       15,848          186       16,034           15,426          336       15,762
Eliminations                                              -      (15,393)     (15,393)           -          (16,108)     (16,108)
                                                -------------- ----------- ------------    -------------- ----------- ------------
Total Revenues                                     $176,201             -    $176,201         $160,559        -         $160,559
                                                -------------- ----------- ------------    -------------- ----------- ------------

Direct Contribution to Profit
Domestic Segments:
     Scientific, Technical, and Medical                                       $18,696                                    $18,339
     Professional/Trade                                                        15,018                                     10,907
     Higher Education                                                          10,997                                     11,755
European Segment                                                               13,146                                     13,093
Other Segments                                                                  2,952                                      3,152
                                                                           ------------                               ------------
Total Direct Contribution to Profit                                            60,809                                     57,246

Shared Services and Administrative Costs                                      (31,896)                                   (28,941)
                                                                           ------------                               ------------

Operating Income                                                               28,913                                     28,305

Interest Expense - Net                                                         (1,997)                                    (2,035)
                                                                           ------------                               ------------

Income Before Taxes                                                           $26,916                                    $26,270
                                                                           ------------                               ------------


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

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                                                          Six Months Ended October 31,
                                               -----------------------------------------------------------------------------------
                                                                2001                                        2000
                                               ---------------------------------------     ---------------------------------------
                                                                                  (thousands)
                                                               Inter-                                      Inter-
                                                 External      segment                       External      segment
Revenues                                        Customers       Sales        Total          Customers       Sales        Total
                                             ------------- ------------ ------------     ------------- ------------ ------------
Domestic Segments:
     Scientific, Technical, and Medical            $78,769       3,127       81,896           $73,595        3,464        77,059
     Professional/Trade                             89,551       7,431       96,982            72,735        7,923        80,658
     Higher Education                               64,229      13,043       77,272            65,854       12,734        78,588
European Segment                                    72,910       6,061       78,971            70,939        5,208        76,147
Other Segments                                      31,786         405       32,191            31,364          655        32,019
Eliminations                                       --          (30,067)     (30,067)               --      (29,984)      (29,984)
                                               ------------- ------------ ------------     ------------- ------------ ------------
Total Revenues                                    $337,245       --         337,245          $314,487            --     $314,487
                                               ------------- ------------ ------------     ------------- ------------ ------------

Direct Contribution to Profit
Domestic Segments:
     Scientific, Technical, and Medical                                     $36,635                                      $34,645
     Professional/Trade                                                      22,282                                       17,267
     Higher Education                                                        28,114                                       28,363
European Segment                                                             26,496                                       25,251
Other Segments                                                                6,372                                        6,959
                                                                          ------------                                ------------
Total Direct Contribution to Profit                                         119,899                                      112,485

Shared Services and Administrative Costs                                    (60,449)                                     (56,237)
                                                                          ------------                                ------------

Operating Income                                                             59,450                                       56,248

Interest Expense - Net                                                       (2,701)                                      (3,620)
                                                                          ------------                                ------------

Income Before Taxes                                                         $56,749                                      $52,628
                                                                          ------------                                ------------

Certain prior year amounts have been reclassified to conform to the current year's presentation, including the restatement of revenues to include shipping and handling fee income in accordance with the new accounting standard as outlined in note 2. Previously, such amounts were classified as offsets to cost of sales and operating and administrative expenses.

9. In September 2001, the Company acquired 100% of the outstanding shares of Hungry Minds, Inc. (Hungry Minds) for a total purchase price of approximately $184.7 million, consisting of approximately $90.2 million in cash for the common stock of Hungry Minds, $92.5 million in cash to enable Hungry Minds to repay its outstanding debt, and fees and expenses of approximately $2 million.

     Hungry Minds is a leading global knowledge company with an outstanding collection of respected brands in such areas as technology, business, consumer and how-to brands, computer-based learning tools, Web-based products and Internet e-services. Best-selling brands include the For Dummies series, the Unofficial Guide, the technological Bible and Visual series, Frommer's travel guides, CliffsNotes, Webster's New World Dictionary, Betty Crocker, Weight Watchers, and other market-leading brands. Hungry Minds has 2,500 active titles in 39 languages, including 600 frontlist titles and revisions per year. The acquisition of Hungry Minds' world-renowned brands is an excellent opportunity to accelerate revenue and earnings growth by enhancing the Company's already strong presence in the professional/trade market and exploiting its strong global position. The Company will obtain synergies by leveraging its sales forces and worldwide distribution channels, and eliminating redundant infrastructure costs.

     The cost of the acquisition has been allocated on the basis of preliminary estimates of the fair values of the assets acquired and the liabilities assumed. Final asset and liability fair values may differ based on finalization of appraisals, tax bases, and other considerations; however, it is anticipated that any changes will not have a material effect, in the aggregate, on the consolidated financial position of the Company. The excess of cost over the preliminary estimate of the fair value of the net tangible assets acquired relates primarily to goodwill and branded trademarks with indefinite lives that are not being amortized, and to acquired publication rights that are being amortized over lives ranging from ten to fifteen years. The accompanying condensed financial statements include the results of operations of Hungry Minds since the date of acquisition. The following unaudited pro forma financial information presents the results of operations of the Company as if the acquisition had been consummated as of May 1, 2000. The unaudited pro forma financial information is not necessarily indicative of the actual results that would have been achieved had the acquisition actually been consummated as of May 1, 2000, nor is it necessarily indicative of future results of operations.

                                                       Three Months                           Six Months
                                                     Ended October 31,                    Ended October 31,
                                             ---------------------------------- -- ---------------------------------
                                                  2001               2000              2001               2000
                                             ---------------    ---------------    --------------    ---------------
                                                               (thousands except per share data)
         Revenues                                $203,635            233,198           $407,823           435,419

         Net Income                               $14,343             23,938            $31,852            34,910

         Income Per Share                            $.23                .38               $.51               .55

         The pro forma financial information for the three and six month periods ended October 31, 2000 included a non-recurring gain related to Hungry Minds revision of certain assumptions in the calculation of its sales returns reserve resulting in increased revenues, net income and income per share of approximately $5 million, $3 million, and $.05 per share, respectively.

10. To finance the Hungry Minds acquisition, as well as to provide funds for general working capital and other needs, the Company obtained an additional $300 million bank credit facility with 13 banks, consisting of a $200 million five-year term loan facility to be repaid in September 2006, and a $100 million five-year revolving credit facility expiring in September 2006. The Company has the option of borrowing at the following floating interest rates: (i) at a rate based on the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging from .625% to 1.375% depending on the coverage ratio of debt to EBITDA; or (ii) at the higher of (a) the Federal Funds Rate plus .5% or (b) UBS's prime rate, plus an applicable margin ranging from 0% to .375% depending on the coverage ratio of debt to EBITDA. In addition, the Company pays a commitment fee ranging from .125% to .225% on the unused portion of the facility depending on the coverage ratio of debt to EBITDA. In the event of a change of control, as defined, the banks have the option to terminate the agreement and require repayment of any amounts outstanding. The credit facility contains certain restrictive covenants similar to the Company's existing credit agreements related to minimum net worth, funded debt levels, and interest coverage ratio, and restricted payments, including a cumulative limitation for dividends paid and share repurchases.

11. Subsequent to the end of the second quarter, in November 2001, the Company acquired 47 higher education titles from International Thomson for approximately $16 million in cash. The titles are in such publishing areas as business, earth and biological sciences, foreign languages, mathematics, nutrition and psychology.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

          During this seasonal period of cash usage, operating activities used $29.6 million of cash, or $20 million more than the prior year's comparable period. The increase was primarily due the payment of Hungry Minds' acquisition related liabilities and lower levels of accounts payable and accrued liabilities. The use of cash during this period is consistent with the seasonality of the journal subscription business and the higher education segment's receipts cycle that occurs, for the most part, in the second half of the fiscal year.

          Investing activities used $218.3 million during the current year-to-date, or $185.9 million more than the comparable prior year period. Investing activities included the acquisition of Hungry Minds and certain other publishing assets amounting to $184.7 million.

          Current year financing activities primarily reflect the purchase of treasury shares, dividend payments, the $30 million scheduled repayment of existing long-term debt, short-term borrowings of $50 million and new long-term borrowings of $200 million to finance the acquisition of Hungry Minds.

          Although the statement of financial condition indicates a negative working capital of $5.3 million, current liabilities include $35.7 million of deferred income related to journal subscriptions for which the cash has been received and which will be recognized in income as the journals are delivered to customers. In addition, the Company believes its cash balances together with existing credit facilities are sufficient to meet its obligations.

RESULTS OF OPERATIONS
SECOND QUARTER ENDED OCTOBER 31, 2001

          Revenues for the second quarter advanced 10% to $176.2 million compared with $160.6 million in the prior year period. Operating income for the current quarter increased 2% to $28.9 million compared with $28.3 million in the prior year. Net income advanced 6% to $17.9 million, and income per diluted share increased 4% to $.28 compared with $.27 in the prior year.

          The second quarter revenue and operating income increase was primarily attributable to the inclusion of Hungry Minds results, which was acquired on September 21, 2001. Excluding Hungry Minds, revenues for the quarter were essentially on par with the prior year and operating income was approximately $1 million below the prior year period. Operating margins decreased to 16.4% from 17.6% in the prior year, also as a result of Hungry Minds. Although the Company's businesses are somewhat resistant to changing economic conditions, the tragic events of September 11th have affected results. Customer traffic at brick and mortar bookstores, in the United States and abroad, was down significantly in the weeks following the terrorist attacks. Although the Company will not fully recoup the lost sales following the tragedy, it is believed the aftermath effects of September 11th on the Company's business will be relatively short-term in duration. The current market for computer books has been soft, however there is strong customer interest in the recent release of Windows XP for Dummies. In addition, the Company's tax publishing program is capitalizing on changes in the tax laws. Wiley InterScience, the Company's online service continues to evolve as a profitable global enterprise.

          The integration of Hungry Minds has been proceeding ahead of schedule. The Company is already benefiting from the best practices approach which is being followed throughout the acquisition process. The Company is forecasting revenues for Hungry Minds in the range of $75-80 million through the end of the fiscal year. The Company expects the acquisition to be neutral to earnings this fiscal year and accretive thereafter.

          Cost of sales as a percentage of revenues increased to 32.3% compared with 31.2% in the prior year, primarily due to the inclusion of Hungry Minds which has lower gross margins than Wiley's other businesses. Operating expenses as a percentage of revenues were 48.8% in the current quarter, compared with 48.5% in the prior year's second quarter. The increase was primarily due to higher technology-related costs. Operating expenses increased 10.5% over the prior year, primarily due to the inclusion of Hungry Minds. Excluding Hungry Minds and foreign currency translation effects, operating expenses increased approximately 1% over the prior year period. The operating margin was 16.4% in the current quarter, compared with 17.6% in the prior year's second quarter.

          The effective tax rate was 33.4% in the current quarter, compared with 35.5% in the prior year. The decrease was due to lower state income taxes resulting from settlement of open tax issues at the end of the prior fiscal year, as well as lower foreign taxes on settlement of open tax issues during the current year.

SEGMENT RESULTS

Scientific, Technical And Medical (STM)
---------------------------------------
Domestic STM revenues of $41.8 million increased 6% over the prior year, led by increases in the journal programs, which had stronger renewal rates compared with the prior year, as well as the addition of three society journals. The direct contribution to profit increased 2% to $18.7 million. The direct contribution margin declined to 44.7% in the current quarter compared with 46.3% in the prior year, as a result of higher royalties related to the new society journals, as well as lower gross margins on the IEEE book publishing program.

During the quarter, Wiley InterScience launched OnlineBooks, a fully searchable and browseable database that integrates content from the Company's STM books with that of its online journals and reference works. This initiative represents the next step in the evolution of digital information resources provided by the Company globally.

The Company announced an agreement with Celera Genomics to develop links between cited article references, abstracts, and full-text articles available on the Wiley InterScience online service and the Celera Discovery System (CDS). This agreement will provide subscribers of both services with more direct access to a broad range of bioinformatics data, full-text articles and abstracts. CDS is a web-based platform that integrates Celera's exclusive genomic and biological databases (e.g., the Human Genome Database and the Human Gene index), essential public and third party sources, and analysis and visualization tools into one system to advance the discovery process for researchers worldwide. The Company also signed an agreement to link EBSCO Online to Wiley InterScience. These agreements are examples of the Company's strategy to open new pathways for researchers to explore and access the Company's must-have content.

Professional/Trade
------------------
Domestic Professional/Trade segment revenues of $57.6 million for the second quarter advanced 32% over the comparable prior year period, and the direct contribution to profit advanced 38% to $15 million. The increase was attributable to the inclusion of Hungry Minds. Excluding Hungry Minds, revenues and direct contribution to profit declined by 2% and 5%, respectively. The direct contribution margin increased from 24.9% in the prior year to 26.1%.

The Professional/Trade business was adversely impacted by the slowdown in retail and corporate sales in the aftermath of the September 11th terrorist attacks. Business and travel books have been most affected. The culinary, architecture, psychology and general interest areas continue to perform well. The most significant event of the second quarter was the completion of the Company's acquisition of Hungry Minds on September 21st. Together, the Company and Hungry Minds have a strong position in targeted markets, with a formidable collection of respected brands and a far-reaching global presence.

The Company entered into an agreement with eBrary to provide online access to 100 of its Professional/Trade titles through multiple online channels, including libraries and other organizations. The license is based on an innovative sales model in which online access is provided free of charge, but a per-page fee is incurred for printing. During the quarter, the Company also selected Innodata as its new e-Book conversion partner, at a lower cost and with faster turnaround than previous vendors.

Higher Education
----------------
Domestic Higher Education segment revenues of $34.9 million decreased 8% for the quarter from the prior year and the direct contribution to profit decreased 6% to $11 million. Two factors contributed to these results. First, college bookstores are promoting used textbooks more aggressively. This is reflected in Higher Education's performance, as frontlist sales are tracking to expectations, while backlist titles have experienced greater than anticipated attrition. The Company is hopeful that new, value-added materials and services that complement the educational packages will appeal to students and help to combat the growth in used book sales. Second, although overall demographic trends in higher education are favorable, enrollments in engineering, a key Wiley area, are currently down. It is noteworthy that the Company's programs in psychology and geography, two of its "soft side" disciplines, are performing well. The Company should benefit from the overall increase in enrollments as students move through their junior and senior years when they will take advanced courses in their major fields of study. The direct contribution margin improved to 31.5% compared with 31.1% in the prior year, as a result of expense contingency plans.

In October, Wiley announced a partnership with Columbia Earthscape, a nonprofit, academic web-based service provided by Columbia University Press, to create the most comprehensive multimedia resources available for Earth Science education at the college and university level. As a result of this collaboration, Wiley and Columbia Earthscape will enhance their product costs with each other's content and resources and will coordinate editorial, production, marketing and sales efforts. Wiley is a leading publisher of reports and data from organizations such as ABC NewsOne, the American Museum of Natural History, the Lamont-Doherty Earth Observatory, MIT, UNESCO and a wealth of other online resources.

Early in the third quarter, the Company acquired 47 higher education titles in business, earth and biological sciences, foreign languages, mathematics, nutrition and psychology from International Thomson. The acquisition will strengthen the Company's position in key markets.

Europe
------
European revenues of $41.2 million advanced 4% over the prior year's second quarter. Growth was driven by STM journals program. The direct contribution to profit of $13.0 million was essentially on par with the prior year. The direct contribution margin was 31.9% in the current period compared with 33% in the prior year, as a result of flat book sales for the quarter.

During the quarter, Wiley Europe was selected as publisher of the British Journal of Surgery, one of the world's most prestigious and widely read general surgery publications. Factors that resulted in the Company's successful bid included the functionality of Wiley InterScience, the strength of its online communities and web portals, and Wiley's global market reach.

InPharm, Wiley Europe's online information service for the pharmaceutical industry, signed a sales representation agreement during the quarter with drugdev123.com, a specialist website serving the clinical research market. Wiley-VCH also launched pro-physics.de, a community-of-interest site. In November, Wiley Europe introduced Express Exec, an extensive print and digital service that provides users with the latest business thinking and best practices in areas such as marketing, strategy, innovation, leadership and human resources.

Other Segments
--------------
The other segment revenues advanced 2% for the quarter primarily as a result of a strong performance in Australia and the inclusion of Hungry Minds' international sales, offset to a large degree by market softness throughout Asia.

Wiley Australia has once again won the coveted Tertiary Publisher of the Year award for outstanding service to the higher education market. This is the fourth time Wiley Australia has achieved this honor, which is awarded by booksellers.

RESULTS OF OPERATIONS
SIX MONTHS ENDED OCTOBER 31, 2001

Revenues for the first six months of $337.2 million advanced 7% compared with $314.5 million in the prior year period. Operating income increased 6% to $59.5 million, compared with $56.2 million in the prior year. Net income advanced 12% to $37.5 million, and income per diluted share increased 11% to $.59 compared with $.53 in the prior year. Excluding the results of Hungry Minds and foreign currency translation effects, revenues and operating income advanced 3%, and 2%, respectively, for the first six months of the fiscal year.

Cost of sales as a percentage of revenues was 31.7% compared with 31.6% in the prior year. Operating expenses as a percentage of revenues were 48.1%, compared with 47.9% in the prior year's first six months. Operating expenses increased 8% over the prior year. Excluding Hungry Minds and foreign currency translation effects, operating expenses increased 4% from the prior year period. The operating margin was 17.6% compared with 17.9% in the prior year period.

Interest expense net of interest income declined by $.9 million as a result of lower interest rates and lower average debt outstanding.

The effective tax rate was 34% in the current period compared with 36.5% in the prior year. The decrease was due to lower state income taxes resulting from settlement of open tax issues at the end of the prior fiscal year, as well as lower foreign taxes on settlement of open tax issues during the current year.

SEGMENT RESULTS

Scientific, Technical and Medical (STM)
---------------------------------------
Domestic STM revenues of $81.9 million increased 6% over the prior year led by stronger renewal rates in the journal programs and the addition of three new society journals. The direct contribution to profit increased 6% to $36.6 million. The direct contribution margin was 44.7% compared with 45% in the prior year.

Professional/Trade
------------------
Domestic Professional/Trade revenues of $97 million for the first six months advanced 20% over the comparable prior year period and the direct contribution to profit advanced 29% to $22.3 million. Excluding the results of the Hungry Minds acquisition, revenues and direct contribution to profit advanced 2% for the first six months, as sales were adversely impacted by the slowdown in retail and corporate sales in the aftermath of the September 11th terrorist attacks. The direct contribution margin increased from 21.4% in the prior year to 23%.

Higher Education
----------------
Domestic Higher Education revenues of $77.3 million declined 2% from the prior year. The direct contribution to profit decreased 1% to $28.1 million. Higher Education results were adversely affected by higher used textbook sales and lower enrollments in engineering. The direct contribution margin improved to 36.4% compared with 36.1% in the prior year, due to expense contingency measures.

Europe
------
European revenues of $79 million for the first six months advanced 4% and the direct contribution to profit of $26.5 million increased 5% over the prior year. The direct contribution margin was 33.6% compared with 33.2% in the prior year. The improvement was primarily attributable to higher journal revenues.

Other Segments
--------------
The other segment revenues advanced 1% for the first six months as higher Australian and Canadian revenues and the inclusion of Hungry Minds' international operations were offset to a large extent by recessionary environments in some key Asian markets.


NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for by a single method - the purchase method. In addition, the statement requires the purchase price to be allocated to identifiable intangible assets in addition to the goodwill if certain criteria are met. The statement also requires additional disclosures related to the reasons for the business combination, the allocation of the purchase price, and if significant by reportable segment, to the assets acquired and liabilities assumed.

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

In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial results.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's financial results.

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


Interest Rates

The Company had $315 million of variable rate loans outstanding at October 31, 2001, which approximated fair value. The Company did not use any derivative financial investments to manage this exposure. The weighted average interest rate as of October 31, 2001 was approximately 3.2%. A hypothetical 10% change in interest rates for the variable rate debt would affect annual net income and cash flow by approximately $.5 million.


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


Credit Risk

The Company's business is not dependent upon a single customer, however, the book publishing business has witnessed a significant concentration in national, regional and online bookstore chains in recent years. Although no one of such customers accounted for more than 6% of total annual consolidated revenues in fiscal year 2001, to mitigate its credit risk exposure the Company obtains credit insurance where available. In the journal publishing business, subscriptions are primarily sourced through independent subscription agents who facilitate the journal-ordering process by consolidating the subscription orders/billings of each subscriber with various publishers. Monies are collected in advance from subscribers by the subscription agents and are remitted to the journal publishers, including the Company, generally prior to the commencement of the subscriptions. Future calendar-year subscription receipts from these agents are highly dependent on their financial position and liquidity. Subscription agents accounted for approximately 24% of total annual consolidated revenues and no one agent accounted for more than 8% of total annual consolidated revenues in fiscal year 2001. Insurance for these accounts is not commercially feasible and/or available.

PART II - OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the annual meeting of shareholders of the Company on September 20, 2001.

Election of Directors
---------------------
Ten directors as indicated in the Proxy Statement were elected to the Board, three of whom were elected by the holders of Class A Common Stock, and seven by the holders of Class B Common Stock.


Proposal to Amend and Restate the 1990 Director Stock Plan
----------------------------------------------------------
            The proposal was adopted as follows:
            Votes For                13,346,678
            Votes Against             1,897,292
            Abstentions                  30,078


Ratification of Appointment of Arthur Andersen LLP, as Independent
------------------------------------------------------------------
Public Accountants for the Year
---------------------------------
Ending April 30, 2002
---------------------
           The appointment was ratified as follows:
           Votes For                  15,230,181
           Votes Against                  11,243
           Abstentions                     2,625



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits
           27       -     Financial Data Schedule

(b)        Reports on Form 8-K
           The Company filed a Form 8-K dated August 12, 2001 under Item 5. Other Events relating to the acquisition of Hungry Minds, Inc.

           The Company filed a Form 8-K dated September 21, 2001 under Item 2. Acquisition or Disposition of Assets relating to the acquisition of Hungry Minds, Inc.

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





                                   JOHN WILEY & SONS, INC.
                                   Registrant


                                   By       /s/William J. Pesce
                                            --------------
                                            William J. Pesce
                                            President and
                                            Chief Executive Officer




                                   By       /s/Ellis E. Cousens
                                            --------------
                                            Ellis E. Cousens
                                            Executive Vice President and
                                            Chief Financial Officer





Dated:  December 13, 2001