Form 10-Q
period 2002-01-31
WILEY JOHN & SONS INC
filed 2002-03-12
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended January 31, 2002      Commission File No. 1-11507

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                          OF THE SECURITIES ACT OF 1934
                        For the transition period from to

                             JOHN WILEY & SONS, INC.
             (Exact name of Registrant as specified in its charter)

NEW YORK                                                  13-5593032
------------------------                ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

605 THIRD AVENUE, NEW YORK, NY                           0158-0012
--------------------------              ------------------------------------
(Address of principal executive offices)                  Zip Code

Registrant's telephone number, including area code     (212) 850-6000
------------------------------------

                                 NOT APPLICABLE
        -----------------------------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report

Indicate by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding of each of the Registrant's classes of common stock as of January 31, 2002 were:

                 Class A, par value $1.00 - 49,701,167
                 Class B, par value $1.00 - 11,650,764

                  This is the first page of a 22 page document

                             JOHN WILEY & SONS, INC.

                                      INDEX




PART I - FINANCIAL INFORMATION                                          PAGE NO.

Item 1.    Financial Statements.

           Condensed Consolidated Statements of Financial Position - Unaudited
              as of January 31, 2002 and 2001, and April 30, 2001............. 3

           Condensed Consolidated Statements of Income - Unaudited for the Three and Nine Months ended January 31, 2002 and 2001... 4

           Condensed Consolidated Statements of Cash Flows - Unaudited
              for the Nine Months ended January 31, 2002 and 2001............. 5

           Notes to Unaudited Condensed Consolidated Financial Statements.. 6-13

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................... 13-19

Item 3.    Quantitative and Qualitative Disclosures About Market Risk..... 19-20

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K/A................................ 20

"Safe Harbor" Statement under the
     Private Securities Litigation Reform Act of 1995........................ 21

SIGNATURES  ................................................................. 22

EXHIBITS

         None

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)

                                                                                   (UNAUDITED)
                                                                                   January 31,                     April 30,
                                                                     ---------------------------------------
 Assets                                                                      2002               2001                  2001
                                                                    -------------------  ------------------    ------------------

 Current Assets
     Cash and cash equivalents                                     $         80,487            80,151      $        52,947
     Accounts receivable                                                    137,535            94,145               62,514
     Income tax receivable                                                   10,168                 -                    -
     Inventories                                                             68,994            49,691               50,763
     Deferred income tax benefits                                            34,915            14,642               13,331
     Prepaid expenses                                                        11,194             9,023                9,980
                                                                  -------------------  ------------------    ------------------
                     Total Current Assets                                   343,293           247,652              189,535

 Product Development Assets                                                  63,266            41,219               41,191
 Property and Equipment                                                      63,501            44,329               52,255
 Intangible Assets                                                          420,093           288,249              283,761
 Deferred Income Tax Benefits                                                 2,182             3,388                3,380
 Other Assets                                                                20,230            14,040               17,880
                                                                  --------------------  ------------------    ------------------
                     Total Assets                                  $        912,565           638,877      $       588,002
                                                                  ===================   ==================  ====================

 Liabilities & Shareholders' Equity
 Current Liabilities
     Notes payable and current portion of long-term debt           $         30,000            30,344      $        30,000
     Accounts and royalties payable                                          87,870            75,634               42,520
     Deferred subscription revenues                                         146,224           134,618              117,103
     Accrued income taxes                                                    18,897            13,796                9,586
     Other accrued liabilities                                               63,312            50,838               47,552
                                                                     ----------------  ------------------    ------------------
                     Total Current Liabilities                              346,303           305,230              246,761

 Long-Term Debt                                                             235,000            65,000               65,000
 Other Long-Term Liabilities                                                 46,428            34,334               34,901
 Deferred Income Taxes                                                       10,324            17,264               21,317

 Shareholders' Equity                                                       274,510           217,049              220,023

                                                                   ------------------  ------------------    ------------------
                     Total Liabilities & Shareholders' Equity      $        912,565           638,877      $       588,002
                                                                   ===================  ==================  ====================

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                     JOHN WILEY & SONS, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                   (In thousands except per share information)


                                                                    Three Months                             Nine Months
                                                                  Ended January 31,                       Ended January 31,
                                                      ---------------------------------------   ------------------------------------
                                                                 2002              2001                  2002               2001
                                                      --------------------   ----------------   -------------------   --------------


  Revenues                                            $          207,981           163,800      $       545,226            478,287

  Costs and Expenses
       Cost of sales                                              70,657            53,308              177,542            152,577
       Operating and administrative expenses                      98,213            77,117              260,457            227,657
       Amortization of intangibles                                 4,395             4,679               13,061             13,109
                                                      --------------------   ----------------   -------------------   --------------
       Total Costs and Expenses                                  173,265           135,104              451,060            393,343
                                                      ===================    ===============    ===================   ==============


  Operating Income                                                34,716            28,696               94,166             84,944
  Interest Income and Other                                         (215)              538                   43              1,420
  Interest Expense                                                (2,149)           (2,020)              (5,108)            (6,522)
                                                      --------------------   ----------------   -------------------   --------------

  Interest Expense - Net                                          (2,364)           (1,482)              (5,065)            (5,102)
                                                      --------------------   ----------------   -------------------   --------------

  Income Before Taxes                                             32,352            27,214               89,101             79,842

  Provision For Income Taxes                                      11,000             9,933               30,294             29,142
                                                      ------------------    ----------------    ----------------      --------------

  Net Income                                          $           21,352            17,281      $        58,807             50,700
                                                      ====================   ================   ===================   ==============

  Income Per Share
       Diluted                                        $             0.34              0.27      $          0.93               0.80
       Basic                                          $             0.35              0.28      $          0.97               0.84

  Cash Dividends Per Share
       Class A Common                                 $             0.05              0.04      $          0.14               0.12
       Class B Common                                 $             0.05              0.04      $          0.14               0.12

  Average Shares
       Diluted                                                    63,376            63,414               63,036             63,378
       Basic                                                      60,961            60,644               60,632             60,484


The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (In thousands)

                                                                                            For The Nine Months
                                                                                             Ended January 31,
                                                                                ------------------------------------------
                                                                                        2002                   2001
                                                                                --------------------   -------------------

  Operating Activities
     Net income                                                              $           58,807                 50,700
     Non cash items
          Amortization of intangibles                                                    13,061                 13,109
          Amortization of composition costs                                              18,206                 16,911
          Depreciation of property and equipment                                         12,315                 10,019
          Other non-cash items                                                           29,351                 20,805
     Net change in operating assets and liabilities                                      (1,635)               (12,079)
     Payment of acquisition related liabilities                                         (12,544)                     -
                                                                               --------------------   -------------------
     Cash Provided by Operating Activities                                              117,561                123,623
                                                                               --------------------   -------------------

  Investing Activities
     Additions to product development assets                                            (32,921)               (25,733)
     Additions to property and equipment                                                (20,059)               (16,648)
     Proceeds from sale of publishing assets                                                  -                  2,500
     Acquisitions, net of cash acquired                                                (200,599)                (7,052)
                                                                               --------------------   -------------------
     Cash Used for Investing Activities                                                (253,579)               (46,933)
                                                                               --------------------   -------------------

  Financing Activities
     Net borrowings of short-term debt                                                        -                    351
     Borrowings of long-term debt                                                       200,000                      -
     Repayment of long-term debt                                                        (30,000)               (30,000)
     Cash dividends                                                                      (8,245)                (7,294)
     Purchase of treasury shares                                                         (2,783)                (2,694)
     Proceeds from issuance of stock on option exercises and other                        3,722                  1,490
                                                                               --------------------   -------------------
     Cash Provided (Used for) by Financing Activities                                   162,694                (38,147)
                                                                               --------------------   -------------------

  Effect of Exchange Rate Changes on Cash                                                   864                   (691)
                                                                               --------------------   -------------------

  Cash and Cash Equivalents
     Increase for Period                                                                 27,540                 37,852
     Balance at Beginning of Period                                                      52,947                 42,299
                                                                               --------------------   -------------------
     Balance at End of Period                                                $           80,487                 80,151
                                                                               ====================   ===================
  Supplemental Information
     Businesses Acquired:
           Fair value of assets acquired                                     $          268,258                  7,188
           Liabilities assumed                                                          (67,659)                  (136)
                                                                               --------------------   -------------------
           Cash paid for businesses acquired                                 $          200,599                  7,052
                                                                               --------------------   -------------------

Interest                                                                     $            5,028                  7,169
           Income taxes                                                      $           10,261                 15,369

    The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of January 31, 2002 and 2001, and April 30, 2001, and results of operations and cash flows for the periods ended January 31, 2002 and 2001. The results for the three and nine months ended January 31, 2002 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 2001.

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

2. Certain prior year amounts have been restated to conform to the current year's presentation including the adoption in the fourth quarter of the prior fiscal year of the consensus of the Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" which resulted in the reclassification of shipping and handling fee income from cost of sales and operating and administrative expenses, where it was previously recorded, to revenues. This reclassification had the effect of increasing revenues and the prior year's costs and expenses in the third quarter and nine months ended January 31, 2001 by $2.8 million and $9.3 million, respectively, with no effect on operating income or net income. Shipping and handling costs included in operating and administrative expenses amounted to $5.5 and $5.8 million, in the first nine months of fiscal year 2002 and 2001, respectively.

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

     During the period ending January 31, 2002, there was no material ineffectiveness related to the cash flow hedges, and the estimated amount of gains or losses that are expected to be reclassified into earnings over the next year are not material. The Company does not use derivative financial instruments for trading or speculative purposes. At January 31, 2002, the Company had open foreign exchange forward contracts expiring through January 2003 as follows:

       Currency Purchased           U.S. $ Value         Average Contract Rate
       ------------------           ------------         ---------------------
              UK(pound)              $   11,844                 $ 1.4992
              Euro                   $      599                 $  .9212

     The U.K.  (pound) contract has been designated a cash flow hedge of foreign
     currency  exposures  related  to  the  payment  of  facility   construction
     commitments.

4.       Comprehensive income was as follows:

                                                                   Three Months                         Nine Months
                                                                Ended January 31,                    Ended January 31,
                                                         ---------------------------------    --------------------------------
                                                             2002                2001             2002              2001
                                                         --------------      -------------    --------------    --------------
                                                                                  (thousands)

    Net Income                                              $21,352             17,281           $58,807            50,700
    Other Comprehensive Income (Loss) - Transition
         adjustment for cash flow hedges as of May
         1, 2001                                                  -                  -             (454)                 -

    Current period change in fair value of cash flow
         hedges                                               (115)                  -             (212)                 -

    Foreign currency translation adjustments                  (447)              1,711             (714)               825

                                                      --------------      -------------    --------------    --------------
    Comprehensive Income                                    $20,790             18,992           $57,427            51,525
                                                      --------------      -------------    --------------    --------------

     A reconciliation of accumulated other comprehensive loss follows:


                                      Three Months Ended January 31, 2002                 Nine Months Ended January 31, 2002
                                      -----------------------------------                 ----------------------------------

                                   Foreign                                              Foreign
                                  Currency             Cash                             Currency            Cash
                                Translation            Flow                           Translation           Flow
                                 Adjustments          Hedges           Total          Adjustments          Hedges          Total
                                 -----------          ------           -----          -----------          ------          -----


Beginning Balance            $       (3,384)             (551)         (3,935)    $        (3,117)               -        (3,117)

Transition adjustment                     -                 -               -                   -             (454)         (454)

Change for period                      (447)             (115)           (562)               (714)            (212)         (926)

Reclassification to
earnings                                  -                 -               -                   -                -             -

                                --------------     -------------    -------------    ---------------     ------------    ----------
Ending Balance               $       (3,831)             (666)         (4,497)    $        (3,831)            (666)       (4,497)
                                --------------     -------------    -------------    ---------------     ------------    ----------


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

6. A reconciliation of the shares used in the computation of income per share follows:

                                                         Three Months                          Nine Months
                                                       Ended January 31,                    Ended January 31,
                                               ---------------------------------- -- ---------------------------------
                                                    2002               2001               2002              2001
                                               ---------------    ---------------    ---------------    --------------
                                                                            (thousands)

     Weighted average shares outstanding
                                                     61,238             60,983             60,901             60,821
     Less:  Unearned deferred compensation
           shares                                      (277)              (339)              (269)              (337)
                                               ---------------    ---------------    ---------------    --------------
     Shares used for basic income per share
                                                     60,961             60,644             60,632             60,484
     Dilutive effect of stock options and
           other stock awards                         2,415              2,770              2,404              2,894
                                               ---------------    ---------------    ---------------    --------------
     Shares used for diluted income per share        63,376             63,414             63,036             63,378
                                               ---------------    ---------------    ---------------    --------------



7.       Inventories were as follows:


                                                January 31, April 30,
                                           --------------------------------
                                                2002              2001              2001
                                           --------------    --------------    -------------
                                                           (thousands)

     Finished goods                            $62,278            45,839          $46,353
     Work-in-process                             5,602             2,492            4,481
     Paper, cloth and other                      4,505             4,999            3,020
                                         --------------    --------------    -------------
                                                72,385            53,330           53,854

     LIFO reserve                               (3,391)           (3,639)          (3,091)
                                         --------------    --------------    -------------
     Total inventories                         $68,994            49,691          $50,763
                                         --------------    --------------    -------------


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

                                                                          Three Months Ended January 31,
                                                -----------------------------------------------------------------------------------
                                                                  2002                                       2001
                                                -----------------------------------------   ---------------------------------------
                                                                                   (thousands)
                                                                 Inter-                                      Inter-
                                                  External       segment                      External      segment
Revenues                                          Customers       Sales        Total          Customers      Sales        Total
                                                -------------- ------------ -------------   -------------- ----------- ------------

Domestic Segments:
     Scientific, Technical, and Medical             $36,619       $2,126       $38,745          $34,928       $2,311      $37,239
     Professional/Trade                              76,105        3,569        79,674           40,171        3,707       43,878
     Higher Education                                36,071        5,730        41,801           33,513        5,384       38,897
European Segment                                     38,229        3,251        41,480           34,773        3,900       38,673
Other Segments                                       20,957          153        21,110           20,415          242       20,657
Eliminations                                              -      (14,829)      (14,829)               -      (15,544)     (15,544)
                                                -------------- ------------ -------------   -------------- ----------- ------------
Total Revenues                                     $207,981            -      $207,981         $163,800            -     $163,800
                                                -------------- ------------ -------------   -------------- ----------- ------------

Direct Contribution to Profit
Domestic Segments:
     Scientific, Technical, and Medical                                        $15,162                                    $15,293
     Professional/Trade                                                         20,797                                     11,376
     Higher Education                                                           16,729                                     14,828
European Segment                                                                13,541                                     11,304
Other Segments                                                                   6,101                                      6,293
                                                                            -------------                              ------------
Total Direct Contribution to Profit                                             72,330                                     59,094

Shared Services and
Administrative Costs                                                           (37,614)                                   (30,398)
                                                                            -------------                              ------------

Operating Income                                                                34,716                                     28,696

Interest Expense - Net                                                          (2,364)                                    (1,482)
                                                                            -------------                              ------------

Income Before Taxes                                                            $32,352                                    $27,214
                                                                            -------------                              ------------


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

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                                                         Nine Months Ended January 31,
                                               -----------------------------------------------------------------------------------
                                                                2002                                        2001
                                               ---------------------------------------     ---------------------------------------
                                                                                  (thousands)
                                                               Inter-                                      Inter-
                                                 External      segment                       External      segment
Revenues                                        Customers       Sales        Total          Customers       Sales        Total
                                               ------------- ------------ ------------     ------------- ------------ ------------
Domestic Segments:
     Scientific, Technical, and Medical           $115,388       5,253      120,641          $108,523        5,775       114,298
     Professional/Trade                            165,656      11,000      176,656           112,906       11,630       124,536
     Higher Education                              100,300      18,773      119,073            99,367       18,118       117,485
European Segment                                   111,139       9,312      120,451           105,712        9,108       114,820
Other Segments                                      52,743         558       53,301            51,779          897        52,676
Eliminations                                             -     (44,896)     (44,896)                -      (45,528)      (45,528)
                                               ------------- ------------ ------------     ------------- ------------ ------------
Total Revenues                                    $545,226           -      545,226          $478,287            -      $478,287
                                               ------------- ------------ ------------     ------------- ------------ ------------

Direct Contribution to Profit
Domestic Segments:
     Scientific, Technical, and Medical                                     $51,797                                      $49,938
     Professional/Trade                                                      43,079                                       28,643
     Higher Education                                                        44,843                                       43,191
European Segment                                                             40,037                                       36,555
Other Segments                                                               12,473                                       13,252
                                                                          ------------                                ------------
Total Direct Contribution to Profit                                         192,229                                      171,579

Shared Services and
Administrative Costs                                                        (98,063)                                     (86,635)
                                                                          ------------                                ------------

Operating Income                                                             94,166                                       84,944

Interest Expense - Net                                                       (5,065)                                      (5,102)
                                                                          ------------                                ------------

Income Before Taxes                                                         $89,101                                      $79,842
                                                                          ------------                                ------------


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


                                                       Three Months                          Nine Months
                                                     Ended January 31,                    Ended January 31,
                                             ---------------------------------- -- ---------------------------------
                                                  2002               2001              2002               2001
                                             ---------------    ---------------    --------------    ---------------
                                                               (thousands except per share data)

         Revenues                                $207,981            213,340           $615,129           646,449

         Net Income                               $21,352             14,958            $52,180            49,551

         Income Per Share                            $.34                .24               $.83               .78

         The pro forma financial information for the nine months ended January 31, 2001 included a non-recurring gain related to Hungry Minds revision of certain assumptions in the calculation of its sales returns reserve resulting in increased revenues, net income and income per share of approximately $5 million, $3 million, and $.05 per share, respectively.

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

     11. In November 2001, the Company acquired 47 higher education titles from Thomson for approximately $16 million in cash. The titles are in such publishing areas as business, earth and biological sciences, foreign languages, mathematics, nutrition and psychology.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Operating activities provided $117.6 million in cash, or $6.1 million less than the prior year's comparable period. The decrease was primarily due to the paydown of acquisition related liabilities.

Investing activities used $253.6 million during the current year-to-date, or $206.6 million more than the comparable prior year period. Investing activities included the acquisition of Hungry Minds and certain other publishing assets amounting to $200.6 million.

Current year financing activities primarily reflect the purchase of treasury shares, dividend payments, the $30 million scheduled repayment of existing long-term debt and new long-term borrowings of $200 million to finance the acquisition of Hungry Minds.

Although the statement of financial condition indicates a negative working capital of $3 million, current liabilities include $146.2 million of deferred income related to journal subscriptions for which the cash has been received and which will be recognized in income as the journals are delivered to customers. In addition, the Company believes its cash balances together with existing credit facilities are sufficient to meet its obligations.

RESULTS OF OPERATIONS
THIRD QUARTER ENDED JANUARY 31, 2002

Revenues for the third quarter advanced 27% to $208 million compared with $163.8 million in the prior year period. Operating income for the current quarter increased 21% to $34.7 million compared with $28.7 million in the prior year. Net income advanced 24% to $21.4 million, and income per diluted share increased 26% to $.34 compared with $.27 in the prior year. In a difficult environment resulting from a sluggish economy and increased anxiety in world financial markets, the Company continued to report strong results. The combination of organic growth and strategic acquisitions have resulted in consistent increases in revenues, earnings, cash flow and shareholder value during the past decade, and continues to have a positive effect on current performance.

The third quarter results were primarily driven by the inclusion of Hungry Minds results, which was acquired on September 21, 2001, and the Scientific, Technical and Medical journal programs in the United States and Europe. Excluding Hungry Minds, revenues for the quarter were up 4% over the prior year and operating income was approximately $1.5 million above the prior year period. Operating margins decreased to 16.7% from 17.5% in the prior year, primarily due to reduced STM margins attributable to new society journals and lower gross margins on the IEEE book publishing program.

Hungry Minds has been performing better than expected and the integration is proceeding smoothly. The Company is forecasting the acquisition will be slightly accretive to earnings in fiscal year 2002, which is better that previously forecast. Hungry Minds revenues are currently forecast to be in the range of $80-85 million, also better than previous projections. The planned $10 million in annualized cost savings will be achieved by the end of this fiscal year.

Cost of sales as a percentage of revenues increased to 34% compared with 32.5% in the prior year, primarily due to the inclusion of Hungry Minds, which has lower gross margins than Wiley's other businesses. Operating expenses as a percentage of revenues were 47.2% in the current quarter, essentially flat with the prior year's second quarter. Operating expenses increased 27.4% over the prior year, primarily due to the inclusion of Hungry Minds. Excluding Hungry Minds and foreign currency translation effects, operating expenses increased approximately 5% over the prior year period. The operating margin was 16.7% in the current quarter, compared with 17.5% in the prior year's second quarter.

The effective tax rate was 34% in the current quarter, compared with 36.5% in the prior year. The decrease was due to lower state income taxes resulting from settlement of open tax issues at the end of the prior fiscal year, as well as lower foreign taxes on settlement of open tax issues during the current year.

Corporate Headquarters Relocation
---------------------------------
The upcoming relocation of our corporate headquarters may result in one-time charges to earnings for payments through April 2003 for the existing lease on the New York location after the premises is vacated and for the write-off of furniture, fixtures and leasehold improvements that will be disposed. The amount of any charge will be dependent upon the completion date, which at present is uncertain. Such charges however, may be recorded in the fourth quarter of this fiscal year. In addition, to complete the physical relocation, Wiley will incur one-time moving and other relocation-related expenses in fiscal year 2003.

The Company's relocation will provide a significantly improved and efficient work environment and will meet the Company's growth needs. This is being accomplished on attractive financial terms, including the one-time relocation charges, which were anticipated when analyzing a variety of options.


SEGMENT RESULTS

Scientific, Technical And Medical (STM)
---------------------------------------
Domestic STM revenues of $38.7 million increased 4% over the prior year, led by increases in the journal programs, which had stronger renewal rates compared with the prior year, as well as the addition of three society journals. The direct contribution to profit was essentially flat. The direct contribution margin declined to 39.1% in the current quarter compared with 41.1% in the prior year, as a result of higher royalties related to the new society journals, as well as lower gross margins on the IEEE book publishing program.

During the quarter, Wiley InterScience continued to evolve as a global enterprise, with its growth underpinning the global research communities' need for quality content, when and where they want it. Over the past year, the online service experienced a significant increase in user sessions, with over 31,000 sessions recorded on a daily basis by the end of the quarter, as compared with about 18,000 sessions per day a year ago. This growth is also reflected in the number of full-text article views by institutional customers, which increased more than 50% during the fall. The number of academic institutions, companies, and consortia signing on quadrupled during 2001; Wiley InterScience is now licensed by customers in 87 countries - delivering must-have content to almost six million scientists, researchers, academics, and professionals around the world.

The growth in usage also reflects the value to customers of its linking agreements with third party providers. The Company is adding functionality and features to make Wiley InterScience an even more powerful tool for its customers, thereby expanding its revenue base. During the quarter, Wiley and the International Union of Cancer (UICC) launched TNM MobileEdition, the first portable electronic version of the TNM classification system, which Wiley publishes in print. TNM MobileEdition is designed specifically for use on Personal Digital Assistants and wireless devices.

Article Select, a feature launched last year that allows Wiley InterScience's customers to purchase individual journal articles not covered by their subscriptions, has now been extended to include OnlineBook chapters from the 136 titles now available through that service. Researchers can search the complete content of Wiley InterScience's books together with that of its online journals and reference works. If a customer is not subscribed to a certain book, but finds a particular chapter imperative to ongoing research, Article Select allows immediate access for a limited period of time.

The Company also continued to build Wiley InterScience by adding more content. In January, five more reference works were added to the growing selection of online major reference works. The addition of these titles brings the total number of major reference works and Current Protocols online to twenty-four, representing in excess of 100,000 pages of equivalent print information, but with the added value of online functionality.

Dr. H. Robert Horvitz of the Massachusetts Institute of Technology and Dr. Stanley J. Korsmeyer of the Dana Farber Cancer Institute were named as the winners of the first annual Wiley Prize in the Biomedical Sciences. The researchers were chosen for their work in defining the genetic and molecular basis of programmed cell death -- findings that may lead to understanding the molecular basis of human development and the development of many diseases. The Company has developed a successful business and a strong reputation by publishing and disseminating information on significant advances in science, technology, and medicine, contributed by prominent researchers and scientists from a vast community of scholars. By creating this prize, the company wishes to acknowledge the contributions of that community, as well as to recognize and foster ongoing excellence in scientific achievement and discovery.

Professional/Trade
------------------
Domestic Professional/Trade segment revenues of $79.7 million for the third quarter advanced 82% over the comparable prior year period, and the direct contribution to profit advanced 83% to $20.8 million. The increase was attributable to the inclusion of Hungry Minds. The direct contribution margin increased from 25.9% in the prior year to 26.1%.

The Professional/Trade business continued to experience some negative effects of the slowdown in retail and corporate sales in the early part of the quarter, the after-effects of the September 11th terrorist attacks. Business and travel books have been most affected. The culinary, architecture, psychology and general interest areas continue to perform well. The pace of sales improved in the latter part of the quarter.

During the quarter, the Company launched TheraForms, a new website from which customers can purchase single-copy downloads of forms from its best-selling Practice Planners, Healing Journeys, and other practice management books. The site includes over 250 handouts and homework exercises for adults, children, couples, and families.

The Company's successful partnership with the National Restaurant Association's Educational Foundation was reinforced with the execution of an agreement covering a major new edition of the Foundation's flagship publication, ServSafe, which instructs readers on food sanitation procedures and leads to certification required for food service employees in nearly all states.

The Company's culinary books won three awards at the Gourmand World Cookbook Awards in France: Sweet Seasons by Richard Leach won Best Desserts Book; Barbara Ostmann's The Recipe Writer's Handbook was selected Best Book for Food Professionals and Le Cordon Bleu's Wine Essentials was named Best Wine Education Book.

Higher Education
----------------
Domestic Higher Education segment revenues of $41.8 million increased 7% for the quarter from the prior year and the direct contribution to profit increased 13% to $16.7 million. The revenue growth was in part attributable to the November acquisition of certain higher education titles from Thomson. The list strengthens the Company's positions in key markets. The Company's programs in psychology and geography continue to perform well.

Higher Education rolled out a strong frontlist, publishing 26 textbooks during the quarter, including the innovative Chemistry, Third Edition, by John Olmsted and Gregory Williams.

Overall enrollments in higher education continue to increase with more high school students going onto college than ever before. Moreover, the softening economy has resulted in more students applying to graduate programs than in the past. We anticipate some positive effects from this trend beginning this fall, partially offsetting continued sluggish engineering enrollments.

The Company continues to combat used books. The Web Access License (WAL) program gained traction during the quarter, with the first orders coming in for fee-based access to online supplements from customers who have not purchased new textbooks.

Other initiatives counter the used book market by adding value to learning materials for students and professors, thereby impacting adoptions and sales. Market penetration of eGrade, our online homework and quizzing system, expanded during the quarter. The Company extended its Faculty Resource Network (FRN), which it established to provide professor-to-professor support for its textbooks and technology products.

Two agreements were signed during the quarter to produce a series of books with the magazine, Fast Company, as well as a series of laboratory manuals with PASCO, a company that produces microcomputer-based physics labs.

Europe
------
European revenues of $41.5 million advanced 7% over the prior year's third quarter. The revenue growth was driven by STM journals and Higher Education programs. The direct contribution to profit of $13.5 million was 20% over the prior year. The direct contribution margin was 32.6% in the current period compared with 29.2% in the prior year.

In Europe, the journals business is strong with lower-than-expected attrition rates and growing electronic access revenues. The Company's major reference works program is also a key revenue driver.

Over the past year, the Company joined forces with the  Publishers'  Association
(UK), the Association of American Publishers, the International Publishers Association and other companies to urge the Chinese government to remedy a long-standing problem: the proliferation of pirated journals in library collections. Over the last quarter, our efforts have resulted in concrete results, with the Chinese government closing down the largest publisher of unlicensed reprints and issuing a decree to universities banning use of pirated journals. These developments are already having a positive impact on our business results.

Other Segments
--------------
The other segment revenues advanced 2% for the quarter primarily as a result of a strong performance in Australia and Canada, and the inclusion of Hungry Minds' international sales, offset to a large degree by market softness throughout Asia.


RESULTS OF OPERATIONS
NINE MONTHS ENDED JANUARY 31, 2002

Revenues for the first nine months of $545.2 million advanced 14% compared with $478.3 million in the prior year period. Operating income increased 11% to $94.2 million, compared with $84.9 million in the prior year. Net income advanced 16% to $58.8 million, and income per diluted share increased 16% to $.93 compared with $.80 in the prior year. Excluding the results of Hungry Minds, revenues advanced 3%, for the first nine months of the fiscal year.

Cost of sales as a percentage of revenues was 32.6% compared with 31.9% in the prior year. Operating expenses as a percentage of revenues were 47.8%, compared with 47.6% in the prior year's first nine months. Operating expenses increased 14% over the prior year. Excluding Hungry Minds and foreign currency translation effects, operating expenses increased 4% from the prior year period. The operating margin was 17.3% compared with 17.8% in the prior year period.

Interest expense net of interest income remained essentially flat mostly due to lower interest income offset by lower interest expense resulting from the decline in interest rates.

The effective tax rate was 34% in the current period compared with 36.5% in the prior year. The decrease was due to lower state income taxes resulting from settlement of open tax issues at the end of the prior fiscal year, as well as lower foreign taxes on settlement of open tax issues during the current year.

SEGMENT RESULTS

Scientific, Technical and Medical (STM)
--------------------------------------
Domestic STM revenues of $120.6 million increased 6% over the prior year led by stronger renewal rates in the journal programs and the addition of three new society journals. The direct contribution to profit increased 4% to $51.8 million. The direct contribution margin was 42.9% compared with 43.7% in the prior year.

Professional/Trade
------------------
Domestic Professional/Trade revenues of $176.7 million for the first nine months advanced 42% over the comparable prior year period and the direct contribution to profit advanced 50% to $43.1 million, reflecting the positive effect of the Hungry Minds acquisition. The direct contribution margin increased from 23% in the prior year to 24.4%.

Higher Education
----------------
Domestic Higher Education revenues of $119.1 million increased 1% from the prior year. The direct contribution to profit increased 4% to $44.8 million. The direct contribution margin improved to 37.7% compared with 36.8% in the prior year. Higher Education results were helped by the titles acquired from Thomson in November.

Europe
------
European revenues of $120.5 million for the first nine months advanced 5% and the direct contribution to profit of $40 million increased 10% over the prior year. The direct contribution margin was 33.2% compared with 31.8% in the prior year. The improvement was primarily attributable to higher journal revenues.

Other Segments
--------------
The other segment revenues advanced 1% for the first nine months as higher Australian and Canadian revenues and the inclusion of Hungry Minds' international operations were offset to a large extent by recessionary environments in some key Asian markets.

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

Interest Rates

The Company had $265 million of variable rate loans outstanding at January 31, 2002, which approximated fair value. The Company did not use any derivative financial investments to manage this exposure. The weighted average interest rate as of January 31, 2002 was approximately 2.7%. A hypothetical 10% change in interest rates for the variable rate debt would affect annual net income and cash flow by approximately $1.1 million.

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

(b)        Reports on Form 8-K

           The Company filed a Form 8-K/A dated September 21, 2001 relating to the acquisition of Hungry Minds, Inc.

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





Dated:  March 12, 2002