Form 10-K
period 2002-04-30
WILEY JOHN & SONS INC
filed 2002-07-02
CIK 107140

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: April 30, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                        For the transition period from to
                         Commission file number 1-11507

                             JOHN WILEY & SONS, INC.
             (Exact name of Registrant as specified in its charter)

           NEW YORK                                           13-5593032
---------------------------------------      -----------------------------------
     State or other jurisdiction of                          I.R.S. Employer
     incorporation or organization                         Identification No.

     111 River Street, Hoboken, NJ                                07030
---------------------------------------      -----------------------------------
Address of principal executive offices                           Zip Code

Registrant's telephone number including area code             (201) 748-6000
                                             -----------------------------------

 Securities registered pursuant to Section 12(b) of the Act:
     Title of each class               Name of each exchange on which registered
--------------------------------------      ------------------------------------
 Class A Common Stock, par value $1.00 per share         New York Stock Exchange
 Class B Common Stock, par value $1.00 per share         New York Stock Exchange

 Securities registered pursuant to Section 12(g) of the Act:
                             None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    No
                                   ----      ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _____

The number of shares outstanding of the Registrant's Class A and Class B Common Stock, par value $1.00 per share as of May 31, 2002, was 50,169,182 and 11,639,564 respectively, and the aggregate market value of such shares of Common Stock held by non-affiliates of the Registrant as of such date was $989,951,417 based upon the closing market price of the Class A and Class B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Definitive proxy Statement to be filed with the Commission on or about August 8, 2002 for the Annual Meeting of Shareholders to be held on September 19, 2002, (the "2002 Proxy Statement") is, to the extent noted below, incorporated by reference in Part III.

                                     PART I


Item 1.   Business

          The Company, founded in 1807,is a New York corporation incorporated on January 15, 1904. (As used herein the term "Company" means John Wiley & Sons, Inc., and its subsidiaries and affiliated companies, unless the context indicates otherwise).

          The Company is a global publisher of print and electronic products, providing must-have content and services to customers worldwide. Core businesses include professional and consumer books and subscription services; scientific, technical and medical journals, encyclopedias, books, and online products and services; and educational materials for undergraduate and graduate students and lifelong learners. Technology is enabling the Company to make its content more accessible to its global communities of interest. The Company has publishing, marketing and distribution centers in the United States, Canada, Europe, Asia and Australia.

          During fiscal 2002, the Company acquired several publishing properties (as more fully discussed below) for purchase prices aggregating approximately $232 million net of cash acquired, including the acquisition of Hungry Minds, Inc. (Hungry Minds) for approximately $185 million, the largest acquisition in the Company's history.

          Professional/Trade Publishing

          The Company's Professional/Trade program includes books and subscription products, both print and electronic, for professionals and consumers. Subject areas include business, technology, architecture, psychology, education, and consumer categories including culinary, travel and reference. Products are developed for worldwide distribution through multiple channels, including bookstores, the Internet, and direct marketing. Professional/Trade publishing accounted for 40% of total revenues in fiscal 2002.

          During the year, the Company acquired Hungry Minds, a leading publisher with an outstanding collection of respected brands including the For Dummies and Unofficial Guide series, the technological Bible and Visual series, Frommer's travel guides, CliffsNotes, Webster's New World Dictionary, Betty Crocker, Weight Watchers, and other market-leading brands. Hungry Minds has 2,500 active titles which are available in 39 languages. In addition, the Company acquired Frank J. Fabozzi Publishing, and Australian publisher, Wrightbooks Pty Ltd., both publishing high-quality finance books for the professional market.

          Shortly after the close of the fiscal year, the Company acquired a list of approximately 250 titles from Prentice Hall Direct, a unit of Pearson Education, for approximately $6.5 million. This acquisition brings a collection of practical, "hands-on" teaching resources, which complement the Company's renowned Jossey-Bass Education series and its market-leading Janice Van Cleave series.

          Publishing alliances and franchise products are central to the Company's strategy. The Company's alliance program brings together Wiley's product development, sales, marketing, and distribution capabilities with a partner's content, brand name recognition, and/or technology. Alliance partners include The Culinary Institute of America, The American Institute of Architects, Ernst & Young, CNBC/NBC, and The Peter F. Drucker Foundation, among many others.

          The Internet is playing a growing role in the Company's business. The Company's highly respected brands and extensive backlist are especially well suited for online bookstores. With their unlimited "virtual" shelf space, online retailers merchandise the Company's products for longer periods of time than brick-and-mortar bookstores.

          Demand for Web-based electronic products has emerged in professional markets with the advent of broadband Internet access. In fiscal 2002, the Company launched online products such as ExpressExec, encompassing approximately 100 management books available in electronic and print formats, and TheraForms downloadable forms from Wiley's practice management books. Additional Web-based products will be launched in fiscal 2003. The Professional/Trade segment has agreements with service providers for online distribution of about 750 new frontlist titles per year, as well as Internet and wireless delivery of many publications.

          Scientific, Technical, and Medical (STM) Publishing

          The Company is a leading publisher for the scientific, technical and medical communities worldwide. Its STM programs encompass journals, encyclopedias, books and online products and services in subjects such as the life and medical sciences, chemistry, statistics and mathematics, electrical and electronics engineering, and select medical areas with particular emphasis on cancer medicine. The Company develops products for global distribution. STM publishing represented 38% of total revenues in fiscal 2002.

          Wiley InterScience, the Company's Web-based service, offers fully searchable online access to several products including over 350 of the Company's journals, 30 major reference works such as multi-volume encyclopedias and Current Protocols, the widely used laboratory manual series, as well as 250 STM books through OnlineBooks, a new feature. Access to the information is obtained through licenses designed to meet the needs of academic and corporate customers. The Company continues to add content and features to Wiley InterScience to add value for customers and to build its revenue base. Wiley InterScience includes full-text HTML versions of journal content, allowing more advanced search and navigation options, and providing customers with greater choice and control over the information they retrieve. Wiley InterScience has developed a mobile Internet service for certain of its journals called MobileEditions to provide tables of contents and abstracts from Wiley InterScience directly to personal and wireless handheld devices and web-enabled phones. Other features of Wiley InterScience include EarlyView, which provides customers with online access to individual articles well in advance of the print issue, and ContentAlerts and RoamingAccess, which enables researchers to access the scientific literature they need, as soon as it is available, wherever and whenever they want. ArticleSelect allows subscribers with Enhanced Access Licenses to gain access to individual journal articles. In addition, Wiley InterScience includes BoldIdeas, an online collection of 40 business and environmental management periodicals, and is an excellent example of the Company's ability to leverage Wiley InterScience beyond the STM market.

          Customer use is being fueled by linking arrangements with alliances and third-party providers. The Company has an alliance with over 130 other publishers called CrossRef to facilitate the research process. CrossRef is an electronic linking system that allows a reader to click on a reference in a journal published by one participant and go directly to the referenced article, even if it is published by another participant and located on that publisher's server. Additional linking arrangements include EBSCO Online, PubMed, Celera Genomics, ISI's Web of Science and Chemical Abstract Services. An agreement also exists with Maruzen Knowledge Worker to provide a Japanese interface to enable searching and browsing Wiley InterScience in that language. STM also has communities of interest Websites in spectroscopy, diabetes, the pharmaceutical industry and polymer sciences, and announced its participation in an electronic journal archiving project sponsored by the Mellon Foundation.

          During fiscal 2002, the Company acquired A&M Publishing Ltd., a U.K. based publisher for the pharmaceutical and healthcare sectors, and GIT Verlag GmbH, a German publisher for the chemical, pharmaceutical, biotechnology, security and engineering industries.

          Wiley and five other major journal publishers announced a joint initiative with the World Health Organization (WHO) to provide medical schools and research institutions in nearly 100 developing countries with access to vital scientific information they otherwise could not afford. Effective January 2002, many of the world's leading STM journals are being made available to these schools and institutions through the Internet for free or at deeply discounted rates. WHO described the initiative as "perhaps the biggest step ever taken towards reducing the health information gap between rich and poor countries."

          Higher Education

          The Company publishes educational materials in print and electronic formats, for undergraduate and graduate students and lifelong learners.  Higher  Education  focuses  on the  sciences,  mathematics, engineering, and accounting, with growing positions in business, computer science, psychology, education, nutrition and modern languages. In Australia, the Company is also a leading publisher for the secondary school market. Educational publishing generated 22% of total revenues in fiscal 2002.

          During the year, the Company  acquired 47 titles from Thomson Learning
          in  business,  earth  and  biological  sciences,   foreign  languages,
          mathematics, nutrition, and psychology.

          The Higher Education segment continues to invest in technology to help teachers teach and students learn. With approximately 1,700 Web sites that support its texts, in addition to many Web-based free and for-sale supplements, Higher Education has launched a number of products that integrate technology and print to provide students and instructors with tools to improve outcomes or meet specific objectives. An example is eGrade, a Web-based software product that allows students to do independent, self-paced practice homework with immediate scoring and individualized feedback. The Company also introduced Calculus Machina, a step-by-step, Web-based calculus tutorial that will be customized to additional subjects. To combat used text book sales, which is a continuing industry-wide problem,
          Higher Education has introduced the Web Access Licensing program, which is a fee-based service that provides access to online supplements for students. During fiscal 2002, the Company published the first Interactive Homework Editions a new product that integrates end-of-chapter problem solving with an online interactive e-book. The IHE program was successfully pilot-tested at Penn State.

          The Company continues to develop new formats to create more value for teachers and students. "Active Learning Editions" with brief texts and integrated study tools were introduced in fiscal 2002 as a lower-priced alternative to traditional textbooks. The Faculty Resource Network, which provides professor-to-professor support for the Company's textbooks and technology products, was expanded with the addition of Webcast seminars on technology and teaching topics. One of the trends in higher education is toward distance learning - students taking online courses either on or off campus. Higher Education has initiated Wiley eLearning to provide distance learning courses and online teaching cases. It is anticipated that the first courses will be made available in fiscal 2003.

          Higher Education is leveraging the web in its sales and marketing efforts to reach students and faculty at universities worldwide through the use of interactive electronic brochures and e-mail campaigns.

          Publishing Operations

          Journal Products

          The Company publishes over 400 journals and other subscription-based products, which accounted for approximately 31% of the Company's fiscal 2002 revenues. Most journals are owned by the Company, in which case they may or may not be sponsored by a professional society. Some are owned by societies and published by the Company under an agreement. Societies which sponsor or own such journals generally receive a royalty and/or other consideration. The Company usually enters into agreements with outside independent editors of journals which state the duties of the editors, and the fees and expenses for their services. Contributors of journal articles transfer publication rights to the Company or professional society, as applicable.

          Journal subscriptions result primarily from licenses for the Wiley InterScience service negotiated directly with customers by the Company's sales representatives, direct mail and other advertising and promotional campaigns, renewals which are solicited annually either directly or by companies commonly referred to as independent subscription agents, and memberships in the professional societies for those journals that are sponsored by such societies.

          Printed journals are generally mailed to subscribers directly from independent printers. Journal content for virtually all of the journals is also made available online through licenses, which generally range from one to three years.

          Book Products

          Materials for book publications are obtained from authors throughout most of the world through the efforts of an editorial staff, outside editorial advisors, and advisory boards. Most materials originate with their authors, but many are prepared as a result of suggestions or solicitations by editors or advisors. The Company enters into agreements with authors which state the terms and conditions under which the materials will be published and under which other related rights may be exercised, the name in which the copyright will be registered, the basis for any royalties, and other matters. Most of the authors are compensated by royalties which vary with the nature of the product and its anticipated sales potential. In general, royalties for textbooks and consumer books are higher than royalties for research and reference works. The Company makes advances against future royalties to authors of certain of its publications. The Company continues to add new titles, revise existing titles, and discontinue the sale of others in the normal course of its business. The Company's general practice is to revise its textbooks every three to five years, if warranted, and to revise other titles as appropriate. Subscription-based products, are updated more frequently on a regular schedule. Approximately 34% of the Company's fiscal 2002 domestic book publishing revenues were from titles published or revised in that fiscal year.

          Professional and consumer books are sold to bookstores and online booksellers serving the general public; wholesalers who supply such bookstores; warehouse clubs; college bookstores for their non-textbook requirements; individual professional practitioners; and research institutions, jobbers, libraries (including public, professional, academic, and other special libraries), industrial organizations, and governmental agencies. The Company employs sales representatives who call upon independent bookstores, national and regional chain bookstores, wholesalers and jobbers. Trade sales to bookstores, wholesalers and jobbers are generally made on a fully returnable basis. Sales of professional and consumer books also result from direct mail campaigns, telemarketing, online access, and advertising and reviews in periodicals.

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

          Like most other publishers, the Company generally contracts with independent printers and binderies for their services. The Company purchases its paper from independent suppliers and printers. Paper prices on average decreased slightly during fiscal 2002. The Company believes that adequate printing and binding facilities, and sources of paper and other required materials are available to it, and that it is not dependent upon any single supplier. Printed book products are distributed from both Company operated warehouses and independent distributors.

          The Company performs marketing and distribution services for other publishers under agency arrangements. It also engages in co-publishing of titles with foreign publishers and in publication of adaptations of works from other publishers for particular markets. The Company also receives licensing revenues from photocopies, reproductions and electronic uses of its content.

          The Company is increasingly developing content in digital format that can be used for both online and print products, which results in productivity and efficiency savings, as well as being able to offer customized publishing and print-on-demand products. Book content is increasingly being made available online through Wiley InterScience and other platforms, and in eBook format through licenses with alliance partners. The Company is also developing online communities of interest both on its own and in partnership with others to expand the market for its products. The Company believes that the demand for new electronic technology products will increase. Accordingly, to properly service its customers and to remain competitive, the Company anticipates it will be necessary to increase its expenditures related to such new technologies over the next several years.

          The Internet not only enables the Company to deliver content online, but also helps to sell more books. The growth of online booksellers benefits the Company because they provide unlimited virtual "shelf space" for the Company's entire backlist.

          International Operations

          The Company's publications are sold throughout most of the world through subsidiaries located in Europe, Canada, Australia and Asia, through agents, and directly from the United States. Subsidiaries market their indigenous publications, as well as publications produced by the U.S. operations and other subsidiaries and affiliates. The Export Sales Department in the United States markets the Company's publications through agents as well as foreign sales representatives in countries not served by a subsidiary. John Wiley & Sons International Rights, Inc. sells foreign reprint and translations rights. The Company publishes, or licenses others to publish, its products which are distributed throughout the world in foreign languages. Approximately 36% of the Company's fiscal 2002 revenues were derived from non-U.S. markets.

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

          Concentration of Credit Risk

          The Company's business is not dependent upon a single customer. The journal subscription business is primarily sourced through independent subscription agents who facilitate the journal ordering process by consolidating the subscription orders/billings of each subscriber with various publishers. Monies are generally collected in advance from subscribers by the subscription agents and are remitted to the journal publishers, including the Company, generally prior to the commencement of the subscriptions. Although at fiscal year-end the Company`s credit risk exposure to these agents was not material, future calendar year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 25% of total consolidated revenues and no one agent accounts for more than 7% of total consolidated revenues. The book publishing business has witnessed a significant concentration in national, regional and online bookstore chains in recent years.
          Although, no one book customer accounts for more than 8% of total consolidated revenues, the top ten book customers account for approximately 31% of total consolidated revenues and approximately 48% of total gross trade accounts receivable at April 30, 2002.

          Competition Within the Publishing Industry

          The sectors of the publishing industry in which the Company is engaged are highly competitive. The principal competitive criteria for the publishing industry are believed to be product quality, customer service, suitability of format and subject matter, author reputation, price, timely availability of both new titles and revisions of existing books, online availability of published information and, for textbooks and certain trade books, timely delivery of products to retail outlets and consumers. Recent years have seen a consolidation trend within the publishing industry, including the acquisition of several publishing companies by larger publishers and other companies.

          The Company is in the top rank of publishers of scientific and technical journals worldwide, as well as a leading commercial chemistry publisher at the research level; one of the leading publishers of university and college textbooks for the "hardside" disciplines, i.e., sciences, engineering and mathematics; and a leading publisher in its targeted professional markets. The Company knows of no reliable industry statistics which would enable it to determine its share of the various foreign markets in which it operates. The Company believes that the percentage of its sales in markets outside the United States is higher than that of most of the United States-based publishers.

          Employees

          As of April 30, 2002, the Company employed approximately 3,100 persons on a full-time basis worldwide.

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

          Executive Officers

          Set forth below as of April 30, 2002 are the names and ages of all executive officers of the Company, the period during which they have been officers, and the offices presently held by each of them.

          Name and age      Officer since       Present office

          Bradford Wiley II     1993            Chairman of the Board since
                61                              January 1993 and a Director

           William J. Pesce     1989            President and Chief  Executive
                51                              Officer and a Director since May
                                                1, 1998, (previously Chief
                                                Operating Officer;Executive Vice
                                                President, Educational and
                                                International Group)

           Ellis E. Cousens     2001            Executive Vice President and
                50                              Chief Financial
                                                and Operations Officer since
                                                March 2001(previously Senior
                                                Vice President, Chief Financial
                                                Officer of Bookspan, a
                                                Bertelsmann AG joint venture,
                                                from March 2000; Vice President,
                                                Finance and  Strategic  Planning
                                                of  Bertelsmann  AG from March
                                                1999; Vice President, Chief
                                                Financial Officer of BOL.com, a
                                                subsidiary of Bertelsmann AG,
                                                from August 1998; Vice President
                                                Financial  Planning and Analysis
                                                of Reader's Digest Association,
                                                Inc. from May 1997)

           Stephen A. Kippur    1986            Executive  Vice President and
                55                              President, Professional and
                                                Trade Publishing since July 1998
                                                (previously Executive Vice
                                                President and Group  President,
                                                Professional, Reference & Trade)


           William Arlington    1990            Senior  Vice President, Human
                53                              Resources since June 1996


           Peter W. Clifford    1989            Senior Vice President, Finance,
                56                              and Chief  Accounting  Officer
                                                since June 1996

           Timothy B. King      1996            Senior Vice President, Planning
                62                              and Development since June 1996
                                                (previously Vice President
                                                Planning and Development)


           Richard S. Rudick    1978            Senior Vice President, General
                62                              Counsel since June 1989


           Deborah E. Wiley     1982            Senior Vice President, Corporate
                56                              Communications since June 1996


           Edward J. Melando    2002            Vice President, Corporate
                46                              Controller since April 2002
                                                (previously Vice President,
                                                Corporate Controller of Journal
                                                Register Company from August
                                                2000; Corporate Controller of
                                                Asarco Incorporated from April
                                                1999; Commercial Director of
                                                Asarco Incorporated from June
                                                1997)

          The Board of Directors has elected Peter Booth Wiley, age 59 and current Board member, as Chairman of the Board effective September 19, 2002, succeeding Bradford Wiley II. Each of the other officers listed above will serve until the next organizational meeting of the Board of Directors of the Company and until each of the respective successors is duly elected and qualified. Deborah E. Wiley is the sister of Bradford Wiley II and Peter Booth Wiley. There is no other family relationship among any of the aforementioned individuals.

          Item 2.  Properties

          The Company occupies office, warehouse, and distribution facilities in various parts of the world, as listed below (excluding those locations with less than 10,000 square feet of floor area, none of which is considered material property).

           Lease Expiration
           Location                       Purpose                  Approx. Sq. Ft.          Date
           --------                       -------                  ---------------          ----

           Domestic-Leased
           New Jersey               Corporate Headquarters           383,000                2017
                                    Offices

           New York                 Corporate Headquarters           232,000                2003
                                    Offices

           New York                 Editorial and Administrative      57,000                2010
                                    Offices

           New Jersey               Distribution Center              188,000                2007
                                    and Office

           New Jersey               Warehouses                       303,000                2006

           Indiana                  Editioral and Administrative     120,000                2009
                                    Offices

           California               Office                           38,000                 2012

           Foreign-owned
           Germany                  Office                           81,000

           Foreign-leased
           Australia                Office                           34,000                 2006
                                    Warehouse                        105,000                2009

           Canada                   Office                           15,000                 2003
                                    Warehouse                        64,000                 2003

           England                  Office                           71,000                 2012
                                    Warehouse                        96,000                 2012

           Singapore                Office and Warehouse             52,000                 2004

          All of the buildings and the equipment owned or leased are believed to be in good condition and are generally fully utilized.

          The New York corporate headquarters offices will be vacated in fiscal year 2003 as a result of the relocation of the Company's headquarters to New Jersey. In addition, the Company has entered into an agreement to purchase a 50,000 square foot office building in England upon completion of construction which is scheduled for fiscal year 2003.


Item 3.   Legal Proceedings

          The Company is involved in routine litigation in the ordinary course of its business. In the opinion of management, the ultimate resolution of all pending litigation will not have a material effect upon the financial condition or results of operations of the Company.


Item 4.   Submission of Matters to a
          Vote of Security Holders

          No matters were submitted to the Company's security holders during the last quarter of the fiscal year ended April 30, 2002.

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

Item 9.   Changes in and Disagreements with
          Accountants on Accounting and Financial Disclosure

          On April 15, 2002, the Board of Directors of the Company upon the recommendation of its Audit Committee decided to no longer engage Arthur Andersen LLP ("Arthur Andersen" or "AA") as the Company's independent public accountants and engaged KPMG LLP (KPMG) to serve as the Company's independent public accountants for the fiscal year ending April 30, 2002.

          Arthur Andersen's reports on the Company's consolidated financial statements for each of the fiscal years ended April 30, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

          During the fiscal years ended April 30, 2001 and 2000 and through April 15, 2002 there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to AA's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

          The Company provided Arthur Andersen with a copy of the foregoing disclosures. Attached as Exhibit 16 is a copy of AA's letter, dated April 15, 2002, stating its agreement with such statements.

          During the fiscal years ended April 30, 2001 and 2000 and through April 15, 2002 the Company did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

Item 10.  Directors and Executive Officers

          The information regarding the Board of Directors on pages 3 to 8 of the 2002 Proxy Statement is incorporated herein by reference, and information regarding Executive Officers appears in Part I of this report.

Item 11.  Executive Compensation

          The information on pages 9 to 15 of the 2002 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management

          The information on pages 2, 3, 7and 8 of the 2002 Proxy Statement is incorporated herein by reference.

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

          (b)  Reports on Form 8-K.

                    The Company filed a Report on Form 8-K dated April 15, 2002 relating to the change of the Company's independent public accountants from Arthur Andersen LLP to KPMG LLP for the fiscal year ended April 30, 2002.

          (c)  Exhibits


          2.1 Agreement and Plan of Merger dated as of August 12, 2001 among the Company, HMI Acquisition Corp. and Hungry Minds, Inc. (incorporated by reference to the Company's Report on Form 8-K dated as of August 12, 2001).

          2.2 Amendment No. 1 to the Asset Purchase Agreement dated as of April 15, 1999 between the Company and Pearson Inc. (incorporated by reference to the Company's Report on Form 8-K dated as of May 10,
               1999).

          2.3 Asset Purchase Agreement dated as of April 15, 1999 between the Company and Pearson Inc. (incorporated by reference to the Company's Report on Form 8-K dated as of May 10, 1999).

          2.4 Stock Purchase Agreement dated as of May 21, 1999 between the Company and Pearson Education, Inc. (incorporated by reference to the Company's Report on Form 8-K dated as of May 21, 1999).

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

         10.1 $300,000,000 Credit Agreement dated as of September 21, 2001 among the Company and the Lenders From Time to Time Parties Hereto, UBS AG Stamford Branch, as Administrative Agent and UBS Warburg LLC, as Arranger (incorporated by reference to the Company's Report on Schedule TO/A Amendment No. 5 dated September 21, 2001).

         10.2 Credit agreement dated as of November 15, 1996 among the Company, the Banks from time to time parties hereto, and Morgan Guaranty Trust Company of New York, as Agent (incorporated by reference to the Company's report on Form 10-Q for the quarterly period ended October 31, 1996).

         10.3 Agreement of Lease dated as of August 4, 2000 between Block A South Waterfront Development L.L.C., as Landlord, and the Company, as Tenant (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31,
               2000).

         10.4 Agreement of Lease dated as of May 16, 1985 between Fisher 40th & 3rd Company and Hawaiian Realty, Inc., Landlord, and the Company, Tenant (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1985).

         10.5 Long Term Incentive Plan (incorporated by reference to the Company's Definitive Proxy Statement dated August 6, 1999).

         10.6 Executive Annual Incentive Plan (incorporated by reference to the Company's Definitive Proxy Statement dated August 6, 1999).

         10.7 1991 Key Employee Stock Plan (incorporated by reference to the Company's Definitive Proxy Statement dated August 8, 1991).

         10.8 Amendment to 1991 Key Employee Stock plan dated as of September 19, 1996 (incorporated by reference to the Company's Definitive Proxy Statement dated August 9, 1996).

         10.9  1987   Incentive   Stock  Option  and   Performance   Stock  Plan
               (incorporated by reference to the Company's Definitive Proxy Statements dated August 10, 1987).

        10.10 Amendment to 1987 Incentive Stock Option and Performance Stock Plan dated as of March 2, 1989 (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1989).

        10.11 1990 Director Stock Plan as Amended and Restated as of June 22, 2001 (incorporated by reference to the Company's Definitive Proxy Statement dated August 8, 2001)

        10.12 1989 Supplemental Executive Retirement Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1989).

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

        10.16 Form of the Fiscal Year 2001 Qualified Executive Long Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2001).

        10.17  Form  of  the  Fiscal  Year  2001  Qualified   Executive   Annual
               Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2001).

        10.18  Form  of  the  Fiscal  Year  2001  Executive   Annual   Strategic
               Milestones Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2001).

        10.19 Form of the Fiscal Year 2002 Qualified Executive Long Term Incentive Plan.

        10.20  Form  of  the  Fiscal  Year  2002  Qualified   Executive   Annual
               Incentive Plan.

        10.21  Form  of  the  Fiscal  Year  2002  Executive   Annual   Strategic
               Milestones Incentive Plan.


        10.22 Senior Executive Employment Agreement dated as of January 8, 1998 between William J. Pesce and the Company (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1998).

        10.23 Senior Executive Employment Agreement dated as of July 1, 1994 between Stephen A. Kippur and the Company (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31, 1995).

        10.24 Amendment No. 1 to Stephen A. Kippur's Senior Executive Employment Agreement dated as of July 1, 1994 (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31, 1995).

        10.25 Executive Employment Agreement dated as of February 21, 2001 between Ellis E. Cousens and the Company.

        10.26 Employment Agreement letter dated as of January 16, 1997 between Richard S. Rudick and the Company (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30,
               1997).

        10.27 Employment Agreement letter dated as of January 16, 1997 between Timothy B. King and the Company (incorporated by reference to the Company's Report of Form 10-K for the year ended April 30, 1997).

          16 Letter of Arthur Andersen LLP regarding change in certifying accountant.

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

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


The following financial statements and information appearing on the pages indicated are filed as part of this Report:


                                                                                  Page(s)
Management's Discussion and Analysis of Financial Condition
           and Results of Operations............................................ 16 - 26
Results by Quarter (Unaudited)..................................................      27
Quarterly Share Prices, Dividends and Related Stockholder Matters...............      27
Selected Financial Data.........................................................      28
Reports of Independent Public Accountants and
           Consent of Independent Public Accountants............................ 29 - 30
Consolidated Statements of Financial Position
           as of April 30, 2002, and 2001.......................................      31
Consolidated Statements of Income and Retained Earnings
           for the years ended April 30, 2002, 2001 and 2000....................      32
Consolidated Statements of Comprehensive Income
           for the years ended April 30, 2002, 2001 and 2000....................      32
Consolidated Statements of Cash Flows for the
           years ended April 30, 2002, 2001 and 2000............................      33
Notes to Consolidated Financial Statements...................................... 34 - 48
Schedule II - Valuation and Qualifying Accounts
               for the years ended April 30, 2002, 2001 and 2000................      49

     Other schedules are omitted because of absence of conditions under which they apply or because the information required is included in the Notes to Consolidated Financial Statements.

                     Management's Discussion and Analysis of
                       Financial Condition and Results of
                                   Operations

Results of Operations
Fiscal 2002 Compared to Fiscal 2001

The Company continued to achieve strong growth in revenues and operating income during fiscal 2002, although income was adversely affected by an unusual charge related to the upcoming relocation of the Company's headquarters to Hoboken, New Jersey as more fully described below.

During fiscal 2002, the Company acquired several publishing properties for purchase prices aggregating $232.4 million net of cash acquired, including the acquisition of Hungry Minds, Inc. (Hungry Minds) on September 21, 2001 for approximately $184.9 million, the largest acquisition in the Company's history. Hungry Minds is a leading publisher with an outstanding collection of respected brands. The Company also acquired 47 higher education titles from Thomson Learning; A&M Publishing Ltd. a U.K.-based publisher for the pharmaceutical and healthcare sectors ; GIT Verlag GmbH, a German publisher for the chemical, pharmaceutical, biotechnology, security and engineering industries; and Frank J. Fabozzi Publishing and an Australian publisher, Wrightbooks Pty Ltd., both publishing high-quality finance books for the professional market.

Hungry Minds' performance has been better than expected, and the integration of operations has proceeded smoothly. By fiscal year-end, the Company had increased the distribution of Hungry Minds' products, especially through online channels. Hungry Minds contributed $91 million to revenues in fiscal 2002 and was accretive to earnings.

The unusual charge related to the relocation of the Company's headquarters amounted to approximately $12.3 million, or $7.7 million after taxes, equal to $0.12 per diluted share. This charge consisted of lease payments of approximately $10.2 million representing amounts due from the move date through April 2003, the lease termination date, on the Company's vacated offices in New York and the accelerated depreciation of leasehold improvements and certain furniture and fixtures and equipment of approximately $2.1 million based on revised estimates of useful lives. The Company expects to incur additional pre-tax charges of approximately $2.5 million in the first quarter of 2003, primarily duplicate rent through the move date and moving costs. The relocation will provide a more collaborative and efficient work environment, relieve overcrowding in the current facility, and will meet the Company's growth needs.

Proforma results of operations for fiscal 2002 excluding the unusual charge were as follows:

(in millions, except per share amounts)          2002      2001
------------------------------------------------------------------
Operating income as reported                     $ 87.8      95.4
Unusual relocation charge                          12.3       -
                                               --------- ---------
Operating income before unusual charge           $100.1      95.4
                                               ========= =========
Net income as reported                            $57.3      58.9
Unusual relocation charge, net of taxes             7.7       -
                                               --------- ---------
Net income before unusual charge                  $65.0      58.9
                                               ========= =========
Income per diluted share as reported               $ .91       .93
Unusual relocation charge, net of taxes              .12       -
                                               --------- ---------
Income per  diluted  share  before  unusual
charge                                             $1.03       .93
                                               ========= =========

Revenues increased 20% to $734.4 million from $613.8 million in fiscal 2001. Excluding Hungry Minds' contribution, revenues increased 5% despite the market disruption following the tragic events of September 11th.

All of the Company's U.S.-based businesses contributed to the revenue growth. European segment revenues increased, driven primarily by STM journals and higher education programs. Wiley Canada and Australia enjoyed gains, while the Company's business in Asia was adversely affected by the weak economy.

Before the unusual charge, fiscal 2002 operating income advanced 5% to $100.1 million. Operating margin before the unusual charge declined to 13.6% in fiscal 2002 from 15.5% in fiscal 2001, reflecting the combined effect of the $5 million write-off of two small investments, the Hungry Minds acquisition and the addition of several society journals, which typically have lower margins than other journals. Excluding the investment write-offs and the unusual charge, the operating margin was 14.3% and the operating margin before amortization of intangibles (EBITA) was 16.7% in fiscal 2002.

Excluding the unusual charge, fiscal 2002 net income of $65.0 million and income per diluted share of $1.03 advanced 10% and 11%, respectively, over fiscal 2001. Including the unusual charge, fiscal 2002 net income was $57.3 million, or $0.91 per diluted share.

In the fourth quarter of fiscal 2002, based on current market conditions and an assessment of estimated realizable values, the Company wrote-off two small investments in an environmental remediation portal and database and an informatics company. The resulting charge was $5 million, or $2.9 million after taxes, equal to $0.05 per diluted share.

Cost of sales as a percentage of revenues increased to 33.1% in fiscal 2002 from 32.5% in fiscal 2001 due primarily to the inclusion of Hungry Minds, which has lower gross margins than the Company's other businesses due to lower price points.

Operating and administrative expenses as a percentage of revenues was 50.9% in fiscal 2002, compared with 49.1% in fiscal 2001. The increase was primarily due to the write-off of the investments mentioned above, as well as increased spending on new business initiatives. Operating expenses increased 24% over fiscal 2001, primarily due to the inclusion of Hungry Minds and the aforementioned investment write-offs. Excluding Hungry Minds and the investment write-offs, operating expenses increased approximately 9%.

Interest expense net of interest income was $6.6 million in fiscal 2002 versus $5.2 million in fiscal 2001, reflecting the impact of higher average debt levels due to the acquisitions, partially offset by lower average rates during the year.

The Company's effective tax rate was 29.3% in fiscal 2002, compared with 34.7% in the prior year. The decrease was primarily due to lower foreign taxes attributable to lower foreign tax rates, acquisition related items, and resolution of certain open tax issues.

During fiscal 2002, the Company repurchased 96,500 Class A Common shares at an average price of $19.49 per share for a total cost of $1.9 million. Through April 30, 2002, the Company repurchased 2,751,850 Class A Common shares at an average price of $16.80 per share for a total cost of $46.2 million under the Company's current stock repurchase program.

Fiscal 2002 Segment Results

Professional/Trade: Domestic Professional/Trade reported a 56% increase in revenues in fiscal 2002 to $253.1 million. Excluding Hungry Minds, revenues advanced 3%. Direct contribution to profit improved 75% to $62.1 million in fiscal 2002 versus $35.6 million in fiscal 2001, primarily due to the acquisition of Hungry Minds. The direct contribution margin was 24.6% of revenues compared with 21.9% of revenues in fiscal 2001. The margin improvement was attributable to the synergies realized through the integration of Hungry Minds.

During the year, the Professional/Trade segment experienced the negative effects of the slowdown in retail and corporate sales following the September 11th terrorist attacks and general economic conditions. Business and travel books were most affected. The culinary, architecture, psychology, and general interest areas continued to perform well. The pace of sales improved significantly in the last four months of the fiscal year. The rebound was powered by two bestsellers
- Christopher Byron's Martha, Inc. and Martin Weiss' Ultimate Safe Money Guide. Other revenue drivers were a strong tax publication season, and the launch of several titles from the Company's publishing alliances and franchises such as BusinessThink by David Marcum and Steve Smith (the Franklin Covey Institute); The Professional Chef, seventh edition (the Culinary Institute of America); the Architect's Handbook of Professional Practice, 13th edition (the American Institute of Architects); and Brought to You in Living Color: 75 Years of Great Moments in Television & Radio from NBC by Marc Robinson.

The acquisition of Hungry Minds nearly doubled the annualized revenues of the domestic Professional/Trade segment through the addition of new products and capabilities. The acquisition included 2,500 active titles which are available in 39 languages. Well-known brands include the For Dummies and Unofficial Guide series, the technological Bible and Visual series, Frommer's travel guides, CliffsNotes, Webster's New World Dictionary, Betty Crocker, and Weight Watchers. In the highly competitive publishing industry, brand recognition is important with both intermediaries and ultimate purchasers. The acquisition accelerated revenue and earnings growth by enhancing the Company's already strong presence in the segment and leveraging its worldwide distribution channels. In a notable success, Windows XP For Dummies, became the industry's top-selling computer title.

Other acquisitions included Frank. J. Fabozzi Publishing, a publisher of high-quality finance books for the professional market.

Shortly after the close of fiscal year, the Company acquired a list of approximately 250 titles from Prentice Hall Direct, a unit of Pearson Education, for approximately $6.5 million. This acquisition brings a collection of practical, "hands-on" teaching resources, which complement the Company's renowned Jossey-Bass Education series and its market-leading Janice Van Cleave series.

The Internet is playing a growing role in the Company's business. The Company's highly respected brands and extensive backlist are especially suited for online bookstores. With their unlimited "virtual" shelf space, online retailers merchandise the Company's products for longer periods of time than brick-and-mortar bookstores.

Demand for Web-based electronic products has emerged in professional markets with the advent of broadband Internet access. In fiscal 2002, the Company launched online products such as TheraForms downloadable forms from Wiley's practice management books. Additional Web-based products will be introduced in fiscal 2003.

STM: Domestic STM revenues increased 6% in fiscal 2002 to $164.9 million, reflecting strong journal subscription renewal rates, the growth of Wiley InterScience online services, the addition of three society journals, and new products. Direct contribution to profit declined 5% to $67.7, attributable to the previously mentioned write-off of two small investments. Excluding the write-off, the direct contribution increased 2% and the direct contribution margin was 44.1% of revenues compared with 45.8% of revenues in fiscal 2001, reflecting the continued investment in sales, marketing and service enhancements for Wiley InterScience, as well as the addition of new society journals, which typically have lower margins than other journals.

The Company's STM business is migrating rapidly to the Internet through the profitable Wiley InterScience service, established commercially in 1999. Wiley InterScience is based on a successful business model that features Enhanced Access Licenses. One to three years in duration, these licenses provide customers with multi-site online access to journals and other STM products. The value of licenses signed by academic institutions, companies, and consortia approximately doubled in fiscal 2002. Wiley InterScience is now licensed by customers in 87 countries, delivering must-have content to almost six million scientists, researchers, academics, and professionals around the world. Growth is being driven by the global research community's demand for quality content, readily accessible and fully searchable.

The Company continues to add a rich content offering and greater functionality to Wiley InterScience to meet customer needs and increase the revenue base. The service now provides online access to virtually all of the Company's over 350 journals and to more than 30 reference works, as well as to approximately 250 STM books through OnlineBooks, a new feature. In fiscal 2002, Wiley expanded its MobileEdition service to 20 journals including the launch of TNM MobileEdition, the first portable electronic version of the TNM classification system, which Wiley publishes in print. MobileEditions are designed for use on Personal Digital Assistants and other wireless devices. Also new were ContentAlerts and Roaming Access, which enable researchers to access the scientific literature they need, as soon as it is available, wherever and whenever they want. Rapid growth in customer use is being fueled as well by linking agreements with third-party providers. These linkages enhance functionality by enabling a researcher to click on a reference citation and immediately access the cited publication, even at another publisher. Additional linking agreements were established in fiscal 2002 with EBSCO Online, PubMed, Celera Genomics, and Chemical Abstract Services. Wiley's journals are now linked to more than 130 other publishers' journals.

Continuing the expansion of its worldwide peer-reviewed journals program, in fiscal 2002 the Company acquired publishing rights to three additional society journals in the United States These titles add revenues, profits, cash flow, and prestige to Wiley. In addition, the Company signed a 10-year extension of its publishing agreement for the Journal of Research in Science Teaching, the official journal of the National Association for Research in Science Teaching.

The Company's worldwide journal business increased as a result of anti-piracy initiatives and the Chinese government's decision to close the largest supplier of pirated journals.

Higher Education: Domestic Higher Education revenues increased 6% to $141.3 million in fiscal 2002, partly attributable to the acquisition of higher education titles during the year. Direct contribution to profit increased 6% to $44.3 million, and the direct contribution margin of 31.3% of revenues was essentially the same as the prior year. Although college enrollments in engineering, a key Wiley area, were flat, the Company's business, psychology and geography programs performed well.

A core strategy is to build the business through a combination of organic growth and acquisitions. The Company rolled out a strong frontlist in fiscal 2002, publishing 134 packages. In November 2001, the Company acquired 47 titles from Thomson Learning in business, earth and biological sciences, foreign languages, mathematics, nutrition, and psychology. The Company has created value by leveraging its existing infrastructure and by strengthening author relationships, resulting in new contracts for additional educational packages.

Higher education demographics remain favorable overall, with more students attending college and enrolling in lifelong learning courses than ever before. In addition, the soft economy has resulted in increased student applications to graduate programs. The Company has introduced new, value-added materials and services to combat used book sales, which is a continuing industry-wide problem. Initial student orders were received for the Web Access License, a fee-based service that provides access to online supplements for students.

The Company continues to develop new formats to create more value for teachers and students. "Active Learning Editions" with brief texts and integrated study tools were introduced in fiscal 2002 as a lower-priced alternative to traditional textbooks.

With approximately 1,700 Web sites that support its texts, in addition to many Web-based free and for-sale supplements, Higher Education has launched a number of products that integrate technology and print to provide students and instructors with tools to improve outcomes or meet specific objectives. An example is eGrade, Web-based software that allows students to do independent, self-paced practice homework with immediate scoring and individualized feedback. The Company also introduced Calculus Machina, a step-by-step, Web-based calculus tutorial that will be customized to additional subjects. During fiscal year 2002, the Company published the first Interactive Homework Editions a new product that integrates end-of-chapter problem solving with an online interactive e-book. The IHE program was successfully pilot-tested at Penn State.

Europe: European fiscal 2002 revenues of $164.1 million advanced 6% over fiscal 2001. Direct contribution to profit was $54.6 million, up 9%. The direct contribution margin was 33.3% of revenues in fiscal 2002 and 32.3% of revenues in fiscal 2001. The STM journals business was strong in fiscal 2002, with improved subscription renewals and growing electronic access. Higher education programs also were a key revenue driver.

Acquisitions at the end of fiscal 2002 included A&M Publishing Ltd., a U.K. based publisher for the pharmaceutical and healthcare sectors, and GIT Verlag GmbH, a German publisher for the chemical, pharmaceutical, biotechnology, security, and engineering industries.

Wiley-VCH in Germany introduced nearly a dozen new journals, including Advanced Synthesis & Catalysis, Macromolecular Bioscience, and PROTEOMICS.

Wiley U.K. launched ExpressExec encompassing approximately 100 management books available in electronic and print formats. Wiley-VCH launched pro-physics.de, a community-of-interest Website. As part of its alliance strategy, the Company concluded an agreement with Symbian Ltd., a joint venture between Nokia, Ericsson, Motorola, and NTT, to publish a range of titles about applications and programming for the Symbian operating system.

In both the U.K. and Germany, the Company will be moving to new offices that provide a more collaborative and productive work environment.

Other Segments: Revenues advanced 6% in fiscal 2002 to $68.3 million, reflecting a solid performance in Canada and Australia, including Hungry Minds' international sales, offset to a large degree by weak economic conditions in Asia. Direct contribution to profit was $15.2 million, up 3%. The direct contribution margin was 22.2% of revenues in fiscal 2002 and 22.9% of revenues in fiscal 2001.

Wiley Australia achieved solid growth in its higher education business and won the bookseller's Tertiary Publisher of the Year award for outstanding service to the higher education market for the fourth consecutive year. Professional/trade publishing was expanded with the acquisition of Wrightbooks, Pty, Ltd., a publisher of high quality finance books for the professional market, which exceeded expectations.

Wiley Canada solidified its leadership in accounting through a targeted effort to increase sales of higher education titles such as Kimmel, Weygandt, Kieso, and Trenholm: Financial Accounting: Tools for Business Decision-Making, Canadian edition. Its trade program was bolstered by Hungry Minds, which has a strong market presence with titles such as Taxes For Canadians For Dummies and Frommer's with Kids travel guides to major Canadian cities. In Asia, a weak economy adversely affected results. However, strong growth continued in China, as the Company's foreign rights and co-publishing business benefited form the opening of China's educational market.

Results of Operations
Fiscal 2001 Compared to Fiscal 2000

Net income increased 12% to $58.9 million in fiscal 2001, while earnings per diluted share advanced 15% to $0.93 per share. The Company continued to expand its alliances and invest in new technologies to create additional avenues to distribute its "must-have" content. Results also benefited from continued productivity improvements and prudent expense management. Results were strong in the first half of the fiscal year. However, the second half was marked by industry-wide sluggish sales in the domestic Higher Education and Professional/Trade segments.

Revenues were adversely affected by a strong U.S. dollar. Revenues of $613.8 million for the year advanced 4% in real terms, excluding foreign currency translation effects, or 1% including those effects. Revenue gains were led by the global STM business attributable to solid performances in the journal programs, online services, and a revitalized book program in Europe. In addition, the Company's operations in Asia and Australia reported strong results.

Cost of sales as a percentage of revenues was 32.5% in fiscal 2001, down from 33.0% in the prior year, reflecting lower relative composition and production costs as a result of technology-driven productivity initiatives.

Operating and administrative costs were essentially flat with the prior year, but increased 3% excluding foreign exchange translation effects. Expenses as a percentage of revenues were 49.1%, compared with 49.6% in the prior year. The decrease was attributable to lower expenses in fiscal 2001 related to a small STM newsletter program that was divested during the year.

Operating income increased 7% over the prior year and the operating margin improved to 15.5% from 14.7% in the prior year due to productivity gains and gross margin improvements.

Interest expense net of interest income of $5.2 million declined compared with the prior year due to increased cash investments.

The effective tax rate declined to 34.7% from 36.6% in the prior year, attributable to lower relative state income taxes resulting from the settlement of open tax issues.

During the year, the Company repurchased approximately 359,000 shares at an average price of $19.19 per share for a total cost of $6.9 million.

Fiscal 2001 Segment Results

Professional/Trade: Domestic Professional/Trade revenues of $162.1 million were essentially flat for the year, reflecting the effect of industry-wide softness at some key retail accounts, as well as tight inventory management practices adopted by major wholesalers. Sales through online accounts continued to grow around the world. Direct contribution to profit of $33.5 million was 11% below the prior year, as expenses increased 5%. The Professional/Trade business continued to take advantage of the growth of e-commerce. Demand increased for electronic products among the professional markets that the Company serves, notably computing, accounting, finance, psychology, and architecture. Professional/Trade capitalized on these opportunities with a combination of print and Web-based products and services, as well as through the formation of strategic alliances. Electronic licensing agreements included Professional/Trade's leadership and management titles to Books24X7 for their new Business Pro subscription database; the J.K. Lasser tax guide to CPAdirectory.com, a Web portal, for use in a syndicated database and the licensing of content to Digital Cement, a B2B service that provides content packages to corporate clients.

BoldIdeas, an online collection of 40 business and environmental management periodicals was launched in fiscal 2001on the Wiley InterScience platform.

In fiscal 2001, The Power of Gold, The Ernst & Young Tax Guide 2001, and J.K. Lasser's Income Tax Guide 2001 appeared on best seller lists such as The Wall Street Journal, The New York Times, and Business Week.

STM: Domestic STM revenues of $156.1 million increased 4% over fiscal 2000, led by a strong journal program, offset to some degree by the divestment of a small newsletter program. Journal growth resulted from higher renewal rates, increased sales of Enhanced Access Licenses for Wiley InterScience, and the addition of society journals. Direct contribution to profit increased 12% to $71.5 million. Margins continued to improve as a result of lower composition and production costs as a percentage of revenues, as well as lower expenses in fiscal 2001 related to the divested newsletter program. During the year, Wiley InterScience enhanced its online product offerings to include major reference works such as multi-volume encyclopedias, databases, and Current Protocols, the widely used laboratory manual series. Other system enhancements included: ArticleSelect, providing individual article access; EarlyView, allowing customers to access individual articles online well in advance of the print issue; MobileEdition, providing table of contents and abstracts directly to personal and wireless handheld devices and Web-enabled phones; and an alliance with Maruzen KnowledgeWorker, providing a Japanese interface to enable searching and browsing in that language.

The Company signed a multi-year agreement with IEEE, the premier society for electrical, electronics, and computer engineers with more than 360,000 members in 150 countries, whereby the Company and IEEE will publish a co-branded series of books.

Higher Education: Domestic Higher Education revenues advanced 3% over the prior year. Growth was inhibited by disruption resulting from the bankruptcy of a major account, as well as a shift away from the higher education market by some online accounts. Direct contribution to profit increased 11% to $41.9 million, and the direct contribution margin improved to 31.5% of revenues compared with 29.1% of revenues in fiscal 2000, as a result of prudent expense management. Demographic trends in the higher education market remained healthy with enrollments increasing steadily and online and lifelong learning markets growing. The Higher Education segment continued to invest in technology to help teachers teach and students learn. Every major college textbook now has a technology component and/or Website designed to facilitate teaching and learning. Alliances were formed to provide many of the Company's top-selling textbooks in the eBook format. The Company worked with course management providers to offer interactive syllabi, chat rooms, and assessment tools including online quizzing and testing. The Company will also package XanEdu's MBA ReSearch Engine with the print editions of some of Higher Education's leading textbooks.

Europe: European segment revenues of $155.3 million for the year were adversely affected by the strong U.S. dollar. Excluding foreign currency translation effects, European revenues advanced 7% over fiscal 2000. Direct contribution to profit of $50.1 million increased 5% over fiscal 2000, and the direct contribution margin increased to 32.3% of revenues compared with 31.1% of revenues in fiscal 2000. Performance was driven by a revitalized STM book program, higher journal revenues, and an expanding professional/trade book program. During the year, the European segment continued to expand its publishing programs by acquiring a majority stake in the Oxford-based business publisher Capstone Publishing, Ltd. Capstone, with annual revenues of approximately $2 million, publishes a broad array of professional business and management titles. New journal launches, in conjunction with European chemistry societies, included ChemPhysChem, ChemBioChem, and Chemistry - A European Journal.

Other Segments: Revenues of $64.3 million advanced 8% over fiscal 2000, excluding the adverse foreign currency translation effects related to the strong U.S. dollar. The improvement in the other segments results was mainly due to market share gains in Asia and a strong school program in Australia, offset to some degree by industry-wide sales shortfalls at a key Canadian account.

Liquidity and Capital Resources

The Company's cash and cash equivalents balance was $39.7 million at the end of fiscal 2002, compared with $52.9 million a year earlier. Cash provided by operating activities of $140.4 million improved by $9.4 million over the prior year, and was driven primarily by increased cash earnings partially offset by the payment of acquisition related liabilities and an increase in taxes receivable. Cash used for investing activities of $314.1 million increased

$242.2 million over the prior year, representing the higher level of acquisitions consummated during the year, including Hungry Minds. Cash provided by financing activities reflected a net increase of $207.2 million over the prior year primarily related to the increase debt needed to finance the acquisitions.

The Company's operating cash flow is affected by the seasonality of its domestic higher education business and receipts from its journal subscriptions. Receipts from journal subscriptions occur primarily during November and December from companies commonly referred to as independent subscription agents. Reference is made to the Credit Risk section which follows for a description of the impact on the Company as it relates to journal agents' financial position and liquidity. Sales in the domestic higher education market tend to be concentrated in June through August, and again in November through January. The Company normally requires increased funds for working capital from May through September. Subject to variations that may be caused by fluctuations in inventory levels or in patterns of customer payments, the Company's normal operating cash flow is not expected to vary materially in the near term.

Although the statement of financial condition indicates a negative working capital of $45.1 million at April 30, 2002, current liabilities include $125.8 million of deferred subscription revenues related to journals for which the cash has been received and will be recognized into income as the journals are shipped or made available online to the customer, or over the term of the subscription as services are rendered. Excluding this deferred income item, working capital at April 30, 2002 was a positive $80.7 million.

To finance the Hungry Minds acquisition and provide financial flexibility, the Company obtained an additional $300 million bank credit facility with 13 banks, consisting of a $200 million five-year term loan facility to be repaid in September 2006, and a $100 million five-year revolving credit facility expiring in September 2006.

To finance its short-term seasonal working capital requirements, including the $30 million scheduled debt repayment, and its growth opportunities, the Company has adequate cash and cash equivalents available, as well as both domestic and foreign short-term lines of credit, amounting to $180 million as more fully described in the note to the consolidated financial statements entitled "Notes Payable and Debt." The Company does not have any off-balance-sheet debt.

The capital expenditures of the Company consist primarily of investments in product development and property and equipment. Capital expenditures for fiscal 2003 are projected to be approximately $131 million, an increase of approximately $50 million over fiscal 2002, of which approximately $45 million pertains to facilities and leasehold improvements related to the relocation of certain operations in the U.S. and Europe and the remainder representing increased investments in product development, including electronic media products, and computer equipment upgrades and software in support of the higher volume of business to ensure efficient customer service. These investments will be funded primarily from internal cash generation, the liquidation of cash equivalents, and the use of short-term lines of credit.

A summary of contractual obligations and commercial commitments is as follows.

Dollars in Millions                    Payments Due by Period
---------------------------------------------------------------------
Contractual             Total   Less     1-3      4-5      After
                                than 1                     5
Obligation                       year     years    years   years
-------------------- ---------- -------- -------- -------- -------

Total Debt            $265.0     30.0     35.0     200.0      -

Operating Lease
Obligations            271.0     34.5     44.4     42.5     149.6

Building
Construction
Obligations             13.3     13.3        -        -       -

                     ---------- -------- -------- -------- -------
Total Contractual
Cash Obligations      $549.3     77.8     79.4     242.5    149.6
                     ---------- -------- -------- -------- -------


Market Risk

The Company is exposed to market risk primarily related to interest rates, foreign exchange, and credit risk. It is the Company's policy to monitor these exposures and to use derivative financial investments and/or insurance contracts from time to time to reduce fluctuations in earnings and cash flows when it is deemed appropriate to do so. The Company does not use derivative financial instruments for trading or speculative purposes.

Interest Rates

The Company had $265 million of variable rate loans outstanding at April 30, 2002, which approximated fair value. The Company did not use any derivative financial investments to manage this exposure. A hypothetical 1% change in interest rates for this variable rate debt would affect net income and cash flow by approximately $1.6 million.

Foreign Exchange Rates

The Company is exposed to foreign exchange movements primarily in sterling, euros, and Asian, Canadian, and Australian currencies. Consequently, the Company, from time to time, enters into foreign exchange forward contracts as a hedge against foreign currency asset, liability, commitment, and anticipated transaction exposures, including intercompany purchases. At April 30, 2002, the Company had open foreign exchange forward contracts, expiring through January 2003 relating to hedges of foreign currency exposures as follows:

                        In thousands
                       --------------
Currency Purchased      U.S. $ Value    Average Contract Rate
------------------      ------------    ---------------------
Euro                            93               .9320
UK Pound Sterling           11,844              1.4992

A hypothetical 10% change in exchange rates would have the effect of approximately $0.7 million.


Credit Risk

The Company's business is not dependent upon a single customer; however, the industry has experienced a significant concentration in national, regional, and online bookstore chains in recent years. Although no one book customer accounts for more than 8% of total consolidated revenues, the top ten book customers account for approximately 31% of total consolidated revenues and approximately 48% of total gross trade accounts receivable at April 30, 2002. To mitigate its credit risk exposure, the Company obtains credit insurance where available and economically justifiable. In the journal publishing business, subscriptions are primarily sourced through independent subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Monies are generally collected in advance from subscribers by the subscription agents and are remitted to the journal publisher, including the Company, generally prior to the commencement of the subscriptions. Although at fiscal year-end the Company had minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 25% of total consolidated revenues and no one agent accounts for more than 7% of total consolidated revenues. Insurance for these accounts is not commercially feasible and/or available.

Effects of Inflation and Cost Increases

The Company, from time to time, experiences cost increases reflecting, in part, general inflationary factors. To mitigate the effect of cost increases, the Company has implemented a number of initiatives, including various steps to reduce production and manufacturing costs. In addition, selling prices have been selectively increased as competitive conditions have permitted. The Company anticipates that it will be able to continue this approach in the future.

Critical Accounting Policies

The preparation of the Company's financial statements in conformity with accounting principals generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management continually evaluates the basis for its estimates; however, actual results could differ from those estimates which could affect the reported results from operations. Set forth below is a discussion of the Company's more critical accounting policies and the basis for estimates used.

Revenue Recognition

Revenue is recognized when products have been shipped or when services have been rendered and when the following additional criteria have been met: persuasive evidence that an arrangement or contract exists; the price to the customer is fixed or determinable; and collectibility is reasonably assured. Collectibility is evaluated based on the amount involved, the credit history of the customer, and the current status of the customer's account with the Company.

Allowance for Doubtful Accounts

The estimated allowance for doubtful accounts is based on a review of the aging of the accounts receivable balances, the historical write-off experience, the credit standing of the customer and the amount of credit insurance coverage. A change in the credit standing of customers and/or the amount of credit insurance available could affect the estimated allowance.

Allowance for Sales Returns

The estimated allowance for sales returns is based on a review of the historical return patterns associated with the various sales outlets, as well as current market trends in the businesses in which we operate. A change in the pattern or trends in returns could affect the estimated allowance.

Reserve for Inventory Obsolescence

Inventories are carried at cost or market, whichever is lower. A reserve for inventory obsolescence is estimated based on a review of damaged, obsolete or otherwise unsaleable inventory. The review encompasses historical unit sales trends by title, current market conditions, including estimates of customer demand, and publication revision cycles. A change in sales trends could affect the estimated reserve.

Allocation of Acquisition Purchase Price to Assets Acquired and Liabilities Assumed

In connection with acquisitions, the Company allocates the cost of the acquisition to the assets acquired and the liabilities assumed based on estimates of the fair value of such items including goodwill, other intangible assets with indefinite lives, and other intangible assets and the related useful lives. Such estimates include expected cash flows to be generated by those assets and the expected useful lives based on historical experience, current market trends as well as synergies to be achieved from the acquisition. For major acquisitions, the Company uses independent appraisers to confirm the reasonableness of such estimates. A change in the useful lives of intangible assets other than goodwill could affect the Company's amortization expense for the year.

Impairment of Intangible and Other Long-Lived Assets

Management periodically evaluates the recoverability of intangibles, including goodwill, and other long-lived assets in connection with its annual financial process review, or whenever facts and circumstances indicate the carrying value of those assets may not be recoverable. Evaluations include estimates of future cash flows generated by the underlying assets, current trends and other determinants of fair value. If the carrying value of the asset exceeds the estimated fair value, an impairment loss is recognized for the difference. It is possible that the estimates of the fair value may not be realized due to future changes in market conditions and other factors, in which case a further impairment loss would have to be recognized.

Recent Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for by a single method - the purchase method. In addition, the statement requires the purchase price to be allocated to identifiable intangible assets in addition to goodwill if certain criteria are met. The statement also requires additional disclosures related to the reasons for the business combination, the allocation of the purchase price, and if significant by reportable segment, to the assets acquired and liabilities assumed.

SFAS No. 142 eliminates the requirement to amortize goodwill and those intangible assets that have indefinite useful lives, but requires an annual test for impairment at the reporting unit level. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 will be effective in fiscal 2003 for goodwill and other intangible assets acquired prior to July 1, 2001, and is effective immediately for acquisitions occurring after June 30, 2001. The Company is in the process of evaluating and reassessing its goodwill and other intangible assets to determine the impact of any impairment and the related useful lives and the corresponding amortization expense to be recorded. The Company anticipates that approximately $10 million of fiscal year 2002 amortization, equal to $0.12 per diluted share, related to goodwill and other intangibles with indefinite lives will be eliminated as a charge to earnings in the future, absent any other changes.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal 2004. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial results.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective for fiscal 2004. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's financial results.

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

Results by Quarter (Unaudited)
John Wiley & Sons, Inc. and Subsidiaries
Dollars in thousands except per share data

                           2002                  2001
------------------- ------------------- -----------------------
Revenues
  First quarter          $ 161,044           $ 153,928
  Second quarter           176,201             160,561
  Third quarter            207,981             163,798
  Fourth quarter           189,170             135,503
------------------- ------------------- -----------------------
  Fiscal year           $  734,396          $  613,790
------------------- ------------------- -----------------------
Operating Income
  First quarter           $ 30,537            $ 27,943
  Second quarter            28,913              28,305
  Third quarter             34,716              28,696
  Fourth quarter            (6,403) (a)         10,480
------------------- ------------------- -----------------------
  Fiscal year            $  87,763  (a)      $  95,424
------------------- ------------------- -----------------------
Net Income
  First quarter          $  19,541           $  16,474
  Second quarter            17,914              16,945
  Third quarter             21,352              17,281
  Fourth quarter            (1,491) (a)          8,218
------------------- ------------------- -----------------------
  Fiscal year            $  57,316  (a)      $  58,918
------------------- ------------------- -----------------------


Income Per Share    Diluted     Basic     Diluted     Basic
                    --------- ----------- --------- -----------

  First quarter       $.31       $.32       $.26       $.27
  Second quarter       .28        .29        .27        .28
  Third quarter        .34        .35        .27        .28
  Fourth quarter      (.02)(a)   (.02)(a)    .13        .14
  Fiscal year          .91 (a)    .94 (a)    .93        .97
------------------- --------- ----------- --------- -----------

(a) Fiscal 2002 includes an unusual charge to earnings amounting to approximately $12,312, or $7,683 after tax, equal to $0.12 per diluted share ($0.13 per basic share) relating to the relocation of the Company's headquarters and includes lease payments on the vacated premises and the accelerated depreciation of leasehold improvements and certain furniture and fixtures and equipment based on revised estimates of useful lives.


Quarterly Share Prices, Dividends, and Related Stockholder Matters

The Company's Class A and Class B shares are listed on the New York Stock Exchange under the symbols JWa and JWb, respectively. Dividends per share and the market price range by fiscal quarter for the past two fiscal years were as follows:

                    Class A Common Stock   Class B Common Stock
                   ---------------------- ----------------------
                   Divi-   Market Price    Divi-   Market  Price
                   dends   High     Low    dends   High     Low
  ---------------- ------ ------- ------- ------- ------  -------

  2002
  First quarter    $.05   $23.68  $18.95  $.05     $23.65 $19.00
  Second quarter    .05    22.59   19.54   .05      22.60  19.45
  Third quarter     .05    24.10   20.00   .05      23.90  19.95
  Fourth quarter    .05    27.46   22.26   .05      27.45  22.40
  ---------------- ------ ------- ------- ------- ------  -------
  2001
  First quarter    $.04   $25.69  $17.56  $.04     $25.50 $17.44
  Second quarter    .04    23.25   19.88   .04      23.21  19.88
  Third quarter     .04    22.50   18.75   .04      22.00  19.00
  Fourth quarter    .04    21.47   18.15   .04      21.45  18.25

As of April 30, 2002, the approximate number of holders of the Company's Class A and Class B Common Stock were 1,220 and 164, respectively, based on the holders of record and other information available to the Company.

The Company's credit agreement contains certain restrictive covenants related to the payment of dividends and share repurchases. Under the most restrictive covenant, approximately $122 million was available for such restricted payments. Subject to the foregoing, the Board of Directors considers quarterly the payment of cash dividends based upon its review of earnings, the financial position of the Company, and other relevant factors.

                             Selected Financial Data


John Wiley & Sons, Inc. and Subsidiaries
Dollars in thousands except per share data                                 For the years ended April 30
                                                    ----------------------------------------------------------------------------

                                                          2002            2001           2000            1999            1998
--------------------------------------------------- --------------- -------------- --------------- --------------- --------------
Revenues                                               $734,396        $613,790       $606,024        $519,164        $478,075
Operating Income                                         87,763(a)       95,424         89,004          63,654          40,864
Gain on Sale of Publishing Assets                            --              --             --              --          21,292
Net Income                                               57,316 (a)      58,918         52,388          39,709          36,588(b)
Working Capital                                         (57,316)(a)     (57,226)(c)    (76,939)(c)      60,870          59,257
Total Assets                                            896,145         588,002        569,337         528,552         506,914
Long-Term Debt                                          235,000          65,000         95,000         125,000         125,000
Shareholders' Equity                                    276,650         220,023        172,738         162,212         160,751
--------------------------------------------------- --------------- -------------- --------------- --------------- --------------

Per Share Data
Income Per Share
     Diluted                                               .91 (a)         .93            .81             .60             .55(b)
     Basic                                                 .94 (a)         .97            .85             .63             .58(b)

Cash Dividends
     Class A Common                                        .18             .16             .14            .13             .11
     Class B Common                                        .18             .16             .13            .11             .10
     Book Value-End of Year                               4.48            3.62            2.85           2.60            2.51
--------------------------------------

(a)  Fiscal  2002   includes  an  unusual   charge  to  earnings   amounting  to
     approximately $12,312, or $7,683 after tax, equal to $0.12 per diluted share ($0.13 per basic share) relating to the relocation of the Company's headquarters, and includes lease payments on the vacated premises and the accelerated depreciation of leasehold improvements and certain furniture and fixtures and equipment based on revised estimates of useful lives.

(b) Fiscal 1998 includes unusual items amounting to $9,713 after tax, equal to $0.14 per diluted share ($0.15 per basic share) relating to the gain on the sale of the domestic law publishing program, net of a write-down of certain intangible assets and other items. Excluding the unusual items, net income would have been $26,875, or $0.41 per diluted share and $0.43 per basic share.

(c) Working capital is negative as a result of including in current liabilities the deferred subscription revenues related to journal subscriptions for which the cash has been received and which will be recognized into income as the journals are shipped or made available online to the customer, or over the term of the subscription as services are rendered.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Board of Directors and Shareholders of John Wiley & Sons, Inc.:


We have audited the accompanying consolidated statement of financial position of John Wiley & Sons, Inc. and subsidiaries as of April 30, 2002, and the related consolidated statements of income and retained earnings, comprehensive income, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule (as listed in the accompanying index). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.


We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of John Wiley & Sons, Inc. and subsidiaries as of April 30, 2002, and the results of their operations and their cash flows for the year ended April 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

New York, New York
June 5, 2002

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors and the Shareholders of John Wiley & Sons, Inc.:

We consent to the incorporation by reference in the Registration Statement Nos. 333-93691, 33-60268, 2-65296, 2-95104, 33-29372 and 33-62605 of John Wiley &
Sons, Inc. of our report dated June 5, 2002, with respect to the consolidated statement of financial position of John Wiley & Sons, Inc. as of April 30, 2002, and the related consolidated statements of income and retained earnings, comprehensive income, and cash flows for the year ended April 30, 2002, and the related financial statement schedule, which report appears in the April 30, 2002 annual report on Form 10-K of John Wiley & Sons, Inc.

KPMG LLP


New York, New York
July 2, 2002

The following report of Arthur Andersen LLP ("Andersen") is a copy of the original report dated June 5, 2001, rendered on the prior years' financial statements. The SEC has recently provided regulatory relief designed to allow public companies to dispense with the requirement that they file a consent of Andersen in certain circumstances. After reasonable efforts, we have not been able to obtain a re-issued report or consent from Andersen, and, accordingly, should you wish to pursue claims against Andersen in connection with those financial statements, your ability to seek remedies and obtain relief against Andersen may be impaired.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and the Shareholders of John Wiley & Sons, Inc.:

We have audited the accompanying consolidated statement of financial position of John Wiley & Sons, Inc. (a New York corporation), and subsidiaries as of April 30, 2001, and 2000, and the related consolidated statements of income and retained earnings, comprehensive income, and cash flows for each of the three years in the period ended April 30, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of John Wiley & Sons, Inc., and subsidiaries as of April 30, 2001and 2000, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements and Schedules for the years ended April 30, 2001 and 2000 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule for the years ended April 30, 2001 and 2000 has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
New York, New York
June 5, 2001

                   CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


John Wiley & Sons, Inc. and Subsidiaries                         April 30
Dollars in thousands                                               2002        2001
=======================================================================================
Assets
Current Assets
              Cash and cash equivalents........................$   39,705 $   52,947
              Accounts receivable..............................   101,084     62,514
              Taxes receivable.................................    18,664     -
              Inventories......................................    69,799     50,763
              Deferred income tax benefits.....................    34,394     13,331
              Prepaid expenses.................................    11,613      9,980
                                                                  -------    -------
              Total Current Assets.............................   275,259    189,535
                                                                  -------    -------

Product Development Assets.....................................    63,055     41,191
Property and Equipment.........................................    72,127     52,255
Intangible Assets..............................................   468,536    283,761
Deferred Income Tax Benefits...................................     1,351      3,380
Other Assets...................................................    15,817     17,880
                                                                  -------   --------
Total Assets...................................................$  896,145 $  588,002
                                                                  =======   ========

Liabilities and Shareholders' Equity
Current Liabilities
              Current portion of long-term debt................$   30,000 $   30,000
              Accounts and royalties payable...................    67,516     42,520
              Deferred subscription revenues...................   125,793    117,103
              Accrued income taxes.............................     9,769      9,586
              Other accrued liabilities........................    87,315     47,552
                                                                  -------    -------
              Total Current Liabilities........................   320,393    246,761
                                                                  -------    -------

Long-Term Debt.................................................   235,000     65,000
Other Long-Term Liabilities....................................    49,827     34,901
Deferred Income Taxes..........................................    14,275     21,317
Shareholders' Equity
              Common stock issued
              Class A (68,066,602 and 68,037,102 shares).......    68,067     68,037
              Class B (15,123,660 and 15,153,160 shares).......    15,124     15,153
              Additional paid-in capital.......................    26,838     18,900
              Retained earnings................................   294,032    247,731
              Accumulated other comprehensive loss
                   Foreign currency translation adjustments....   (2,534)    (3,117)
                   Derivative cash flow hedges.................     (168)         -
                                                                  -------    -------
                   Accumulated other comprehensive loss........   (2,702)    (3,117)
                                                                  -------    -------
              Unearned deferred compensation...................   (1,375)    (1,755)
                                                                  -------    -------
                                                                  399,984    344,949
Less Treasury shares at cost (Class A - 18,004,770 and 18,971,
              Class B - 3,484,096 and 3,484,096)...............  (123,334)  (124,926)
                                                                  -------    -------
Total Shareholders' Equity.....................................   276,650    220,023
                                                                  -------    -------
Total Liabilities and Shareholders' Equity ....................$  896,145 $  588,002
                                                                  =======    =======

The accompanying notes are an integral part of the consolidated financial statements.

                              CONSOLIDATED STATEMENTS OF INCOME
                                    AND RETAINED EARNINGS


John Wiley & Sons, Inc. and Subsidiaries                                                      For the years ended April 30

Dollars in thousands except per share data                                                    2002          2001           2000
==================================================================================================================================

Revenues........................................................................      $      734,396 $     613,790 $      606,024

Costs and Expenses
         Cost of sales..........................................................             243,196       199,400        200,050
         Operating and administrative expenses..................................             373,463       301,470        300,523
         Amortization of intangibles............................................              17,662        17,496         16,447
         Unusual item - relocation related expenses.............................              12,312             -              -
                                                                                             ---------------------------------------
         Total Costs and Expenses...............................................             646,633       518,366        517,020
                                                                                             ---------------------------------------

Operating Income................................................................              87,763        95,424         89,004

Interest Income and Other.......................................................                 835         2,828          2,017
Interest Expense................................................................              (7,480)       (8,025)        (8,390)
                                                                                              --------------------------------------
Interest Income (Expense) -Net..................................................              (6,645)       (5,197)        (6,373)
                                                                                              --------------------------------------

Income Before Taxes.............................................................              81,118        90,227         82,631
Provision for Income Taxes......................................................              23,802        31,309         30,243
                                                                                              --------------------------------------

Net Income......................................................................              57,316        58,918         52,388
                                                                                             --------------------------------------

Retained Earnings at Beginning of Year..........................................             247,731       198,539        154,759

Cash Dividends
         Class A Common ($.18, $.16 and $.14 per share).........................              (8,918)       (7,859)        (7,075)
         Class B Common ($.18, $.16 and $.13 per share).........................              (2,097)       (1,867)        (1,533)
                                                                                             --------------------------------------
         Total Dividends........................................................             (11,015)       (9,726)        (8,608)
                                                                                             --------------------------------------
Retained Earnings at End of Year................................................      $      294,032  $    247,731 $      198,539
                                                                                             =====================================

Income Per Share
         Diluted................................................................      $         0.91  $       0.93        $ 0.81
         Basic..................................................................      $         0.94  $       0.97        $ 0.85

==================================================================================================================================
                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

John Wiley & Sons, Inc. and Subsidiaries                                                        For the years ended April 30
                                                                                            ------------------------------------
Dollars in thousands                                                                          2002          2001           2000
=================================================================================================================================

Net Income......................................................................      $       57,316 $      58,918 $       52,388
Other Comprehensive Income, net of taxes
         Foreign currency translation adjustments...............................                 583           525         (3,116)
         Transition adjustment for derivative cash flow hedges as of May 1, 2001                (272)            -              -
         Derivative cash flow hedges............................................                 104             -              -
                                                                                      ---------------------------------------------
Comprehensive Income............................................................      $       57,731 $      59,443 $       49,272
                                                                                      =============================================


The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


John Wiley & Sons, Inc. and Subsidiaries                                                    For the years ended April 30
Dollars in thousands                                                                     2002           2001           2000

Operating Activities
Net Income......................................................................  $      57,316 $       58,918 $       52,388
Noncash Items
         Amortization of intangibles............................................         17,662         17,496         16,447
         Amortization of composition costs......................................         25,653         22,583         24,900
         Depreciation of property and equipment.................................         16,007         13,802         11,822
         Reserves for returns, doubtful accounts, and obsolescence..............          6,675          7,527         11,211
         Deferred income taxes..................................................         (3,659)         3,530          1,795
         Write-off of investments...............................................          4,989         -               3,612
         Unusual item - relocation related expenses.............................         12,312         -              -
         Other                                                                           16,523         10,185          9,063
Changes in Operating Assets and Liabilities
         Decrease (increase) in accounts receivable.............................         (3,998)         5,063        (21,611)
         Increase in taxes receivable...........................................         (9,022)         -              -
         Increase in inventories................................................         (4,657)        (9,789)        (1,149)
         Increase (decrease) in accounts and royalties payable..................         (1,018)        (2,213)         6,134
         Increase in deferred subscription revenues.............................          7,057          5,009          3,602
         Increase (decrease) in other accrued liabilities.......................           (169)        (9,242)        12,100
         Net change in other operating assets and liabilities...................         11,062          8,145          3,383
         Payment of acquisition related liabilities.............................        (12,367)         -              -
                                                                                       ---------------------------------------
         Cash Provided by Operating Activities..................................        140,366        131,014        133,697
                                                                                       ---------------------------------------
Investing Activities
         Additions to product development assets................................        (48,039)       (36,163)       (33,153)
         Additions to property and equipment....................................        (33,643)       (28,656)       (15,804)
         Proceeds from sale of publishing assets................................         -               2,950         -
         Acquisitions, net of cash acquired.....................................       (232,393)       (10,052)      (145,111)
                                                                                       ---------------------------------------
         Cash Used for Investing Activities.....................................       (314,075)       (71,921)      (194,068)
                                                                                       ---------------------------------------
Financing Activities
         Borrowings of long-term debt...........................................        200,000         -              -
         Repayment of long-term debt............................................        (30,000)       (30,000)         -
         Cash dividends.........................................................        (11,015)        (9,726)        (8,608)
         Purchase of treasury shares............................................         (1,880)        (6,890)       (32,144)
         Proceeds from issuance of stock on option exercises and other..........          2,813           (655)        (1,170)
                                                                                       ---------------------------------------
         Cash Provided by(Used for) Financing Activities........................        159,918        (47,271)       (41,922)
                                                                                       ---------------------------------------
         Effects of exchange rate changes on cash...............................            549         (1,174)        (4,408)
                                                                                       ---------------------------------------
Cash and Cash Equivalents
         Increase (decrease) for year...........................................        (13,242)        10,648       (106,671)
         Balance at beginning of year...........................................         52,947         42,299        148,970
                                                                                       ---------------------------------------
         Balance at end of year.................................................  $      39,705 $       52,947 $       42,299
                                                                                       =======================================
Supplemental Information
         Acquisitions
         Fair value of assets acquired..........................................  $     307,915         10,188        154,754
         Liabilities assumed....................................................        (75,522)          (136)        (9,643)
                                                                                       ---------------------------------------
         Cash paid for businesses acquired......................................  $     232,393         10,052        145,111
                                                                                       ---------------------------------------
Cash Paid During the Year for
         Interest...............................................................  $       6,879 $        9,033 $        8,556
         Income taxes...........................................................  $      17,080 $       19,074 $       21,122

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements
Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of John Wiley & Sons, Inc., and its majority-owned subsidiaries. Investments in entities in which the Company has at least a 20% but less than a majority interest are accounted for using the equity method of accounting. Investments in entities in which the Company has less than a 20% ownership and in which it does not exercise significant influence are accounted for using the cost method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation.

Use of Estimates: The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition: In accordance with S.E.C. Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company recognizes revenue when the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectibility is reasonably assured. If all of the above criteria have been met, revenues are principally recognized upon shipment of products or when services have been rendered. Subscription revenues are generally collected in advance, and are deferred and recognized as earned when the related issue is shipped or made available online, or over the term of the subscription as services are rendered.

Sales Returns and Doubtful Accounts: The Company provides an estimated allowance for doubtful accounts and for future returns on sales made during the year based on historical experience. The allowance for doubtful accounts and returns (estimated returns net of inventory and royalty costs) is shown as a reduction of accounts receivable in the accompanying consolidated balance sheets and amounted to $84.8 and $52.8 million at April 30, 2002 and 2001, respectively.

Inventories: Inventories are stated at cost or market, whichever is lower. Domestic book inventories aggregating $53.6 and $38.4 million at April 30, 2002 and 2001, respectively, are valued using the last-in, first-out (LIFO) method. All other inventories are valued using the first-in, first-out method.

Product Development Assets: Product development assets consist of composition costs and royalty advances to authors. Composition costs, primarily representing the external costs incurred to bring an edited manuscript to publication including typesetting, proofreading, design and illustration, etc., are capitalized and generally amortized on a double-declining basis over estimated useful lives, ranging from 1 to 3 years. Royalty advances to authors are capitalized and, upon publication, are recovered as royalties are earned by the authors based on sales of the published works.

Capitalized Internal-use Software: Costs related to obtaining or developing computer software for internal use are accounted for as follows. Costs incurred during the application development stage, including external costs of materials and services, and payroll and payroll related costs for employees who are directly associated with the internal-use software project, are capitalized and amortized over the expected useful life of the related software. Costs incurred during the preliminary project stage, as well as maintenance, training and upgrades that do not result in additional functionality, are expensed as incurred.

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

Intangible Assets: Intangible assets consist of goodwill, which for acquisitions occurring prior to July 1, 2001, is amortized on a straight-line basis over periods ranging from 5 to 40 years, and which for acquisitions occurring subsequent to June 30, 2001 is not amortized; branded trademarks and acquired publication rights with indefinite lives which are not amortized; other acquired publication rights which are amortized on a straight-line basis over periods ranging from 5 to 30 years; and non-compete agreements, which are amortized over the term of such agreements. If facts and circumstances indicate that long-lived assets and/or intangible assets may be permanently impaired, it is the Company's policy to assess the carrying value and recoverability of such assets based on an analysis of undiscounted future cash flows of the related operations. Any resulting reduction in carrying value based on the estimated fair value would be charged to operating results. Estimated fair value is principally determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. As a result of such reviews, approximately $5.0 million and $3.6 million, relating primarily to small investments, were written-off and charged against operating income in fiscal year 2002 and 2000, respectively.

Derivative Financial Instruments - Foreign Exchange Contracts: The Company, from time to time, enters into forward exchange contracts as a hedge against foreign currency asset and liability commitments, and anticipated transaction exposures. The Company does not use financial instruments for trading or speculative purposes.

At the beginning of the current fiscal year, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and No. 138, which specifies the accounting and disclosure requirements for such instruments. Under the new standard, all derivatives are recognized as assets or liabilities and measured at fair value. Derivatives that are not determined to be effective hedges are adjusted to fair value with a corresponding effect on earnings. Changes in the fair value of derivatives that are designated and determined to be effective as part of a hedge transaction have no immediate effect on earnings and depending on the type of hedge, are recorded either as part of other comprehensive income and will be included in earnings in the period in which earnings are affected by the hedged item, or are included in earnings as an offset to the earnings impact of the hedged item. Any ineffective portions of hedges are reported in earnings as they occur. The adoption of these new standards as of May 1, 2001 resulted in a transition adjustment loss of $.3 million after taxes, which is included as part of other comprehensive income.

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

At April 30, 2002 there were open foreign exchange forward contracts for approximately $11.9 million expiring in fiscal 2003 and designated as cash flow hedges. During fiscal year 2002, there was no material ineffectiveness related to the cash flow hedges, and the estimated amount of gains or losses that are expected to be reclassified into earnings over the next year are not material. At April 30, 2001, there were open foreign exchange forward contracts of approximately $15.6 million relating to hedges of Euro and U.K. pound sterling exposures, and for which $.5 million of unrealized losses were deferred. Included in operating and administrative expenses were net foreign exchange gains (losses) of approximately $(.3), $(.3) and $.1 million in 2002, 2001, and 2000, respectively.

Foreign Currency Translation: The Company translates the results of operations of its foreign subsidiaries using average exchange rates during each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. Currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity.

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

Recent Accounting Standards: In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for by a single method - the purchase method. In addition, the statement requires the purchase price to be allocated to identifiable intangible assets in addition to goodwill if certain criteria are met. The statement also requires additional disclosures related to the reasons for the business combination, the allocation of the purchase price, and if significant by reportable segment, to the assets acquired and liabilities assumed. SFAS No. 142 eliminates the requirement to amortize goodwill and those intangible assets that have indefinite useful lives, but requires an annual test for impairment at the reporting unit level. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 will be effective in fiscal 2002 for goodwill and other intangible assets acquired prior to July 1, 2001, and is effective immediately for acquisitions occurring after June 30, 2001. The Company is in the process of evaluating and reassessing its goodwill and other intangible assets to determine the impact of any impairment and the related useful lives and the corresponding amortization expense to be recorded. The Company anticipates that approximately $10 million of fiscal year 2002 amortization, equal to $0.12 per diluted share, related to goodwill and other intangibles with indefinite lives will be eliminated as a charge to earnings in the future.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal 2004. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial results.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective for fiscal 2004. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's financial results.

Income Per Share

A reconciliation of the shares used in the computation of net income per share for the years ended April 30, follows:

In thousands                     2002       2001        2000
----------------------------- ----------- ---------- -----------
Weighted average shares
   outstanding                   60,937      60,813     62,229
Less:  Unearned deferred
compensation shares
                                   (247)       (321)      (505)
----------------------------- ----------- ---------- -----------
Shares used for basic
income per share
                                 60,690      60,492     61,724
Dilutive effect of stock
options and other stock
awards                            2,404       2,808      3,101
----------------------------- ----------- ---------- -----------
Shares used for diluted
income per share                 63,094      63,300     64,825
----------------------------- ----------- ---------- -----------

Acquisitions

In September 2001, the Company acquired 100% of the outstanding shares of Hungry Minds, Inc. (Hungry Minds) for a total purchase price of approximately $184.9 million, consisting of approximately $90.2 million in cash for the common stock of Hungry Minds, $92.5 million in cash to enable Hungry Minds to repay its outstanding debt, and fees and expenses of approximately $2 million. Hungry Minds is a leading publisher with a collection of respected brands including the For Dummies and Unofficial Guide series, the technological Bible and Visual series, Frommer's travel guides, CliffsNotes, Webster's New World Dictionary, Betty Crocker, Weight Watchers, and other market-leading brands. Hungry Minds has 2,500 active titles which are available in 39 languages. The rationale for the Hungry Minds' acquisition was to add significantly to the Company's already strong collection of content, thereby enhancing its competitive position in the professional/trade segment, particularly with major trade and online accounts. The Hungry Minds brands are well known in the United States and abroad. The Company's extensive global market reach provides the opportunity to generate incremental revenues of the Hungry Minds brands. In addition, the acquisition provides synergistic opportunities yielding cost savings throughout the publishing process and in infrastructure costs.

The results of operations of Hungry Minds have been included in the Company's consolidated financial statements since the date of acquisition. The cost of the acquisition has been allocated on the basis of preliminary estimates of the fair values of the assets acquired and the liabilities assumed. Final asset and liability fair values may differ based on finalization of restructuring accruals related to Hungry Minds' international businesses, estimated sublease income on vacated premises, tax bases, and other considerations; however, it is anticipated that any changes will not have a material effect, in the aggregate, on the consolidated financial position of the Company.

The following table summarizes the preliminary estimate of the fair values of the Hungry Minds' assets acquired and liabilities assumed at the date of acquisition.

Dollars in Thousands
Current Assets                     $82,027
Product Development Assets          12,376
Property and Equipment               3,839
Goodwill                            89,679
Other Intangible Assets             58,600
Deferred Income Tax Benefit          8,294
                                ---------------
     Total Assets Acquired         254,815
                                ---------------
Current Liabilities                (60,918)
Long-Term Liabilities               (8,962)
                                ---------------
    Total Liabilities Assumed      (69,880)
                                ---------------
    Net Assets Acquired           $184,935
                                ---------------

In fiscal 2002, the Company also acquired four other businesses for purchase prices aggregating $35.1 million. These included: A&M Publishing Ltd., a U.K.-based publisher for the pharmaceutical and health care sectors, GIT Verlag GmbH, a German publisher for the chemical, pharmaceutical, biotechnology, security and engineering industries; and Frank J. Fabozzi Publishing and an Australian publisher, Wrightbooks Pty Ltd., both publishing high-quality finance books for the professional market.

Intangible assets for all of the above acquisitions, including Hungry Minds, were as follows:

                                                        Tax
Dollars in Thousands                     Amount     Deductible
                                        Recorded      Amount
-------------------------------------- ------------ ------------
Goodwill                                $103,898          977
Other Intangible Assets Not
     Subject to Amortization
          Branded Trademarks             $57,900       48,592
          Acquired Publication Rights     22,325        8,859
                                       ------------ ------------
          Total                          $80,225       57,451
                                       ------------ ------------
Other Intangible Assets Subject
to Amortization
          Acquired Publication Rights     $1,919          623
          Noncompete Agreements              150          150
                                       ------------ ------------
          Total                           $2,069           773
                                       ------------ ------------

The weighted average amortization period was 10 years for acquired publication rights, 5 years for noncompete agreements, and 10 years for the total intangible assets subject to amortization. The following unaudited pro forma financial information presents the results of operations of the Company as if the above acquisitions had been consummated as of May 1, 2000. The unaudited pro forma financial information is not necessarily indicative of the actual results that would have been achieved had the acquisition actually been consummated as of May 1, 2000, nor is it necessarily indicative of the future results of operations.

Dollars in thousands              2002             2001
Except per share data
--------------------------- ----------------- ----------------
Revenues                       $818,038          $848,285
Net Income                      $36,593           $56,207
Income Per Diluted Share          $0.58             $0.89
--------------------------- ----------------- ----------------

The pro forma financial information for fiscal year 2001 included a non-recurring charge related to Hungry Minds restructuring and impairment writedowns amounting to $3 million after taxes, or $0.05 per share. Offsetting this charge was a non-recurring gain related to Hungry Minds revision of certain assumptions in the calculation of its sales returns reserve resulting in increased revenues, net income and income per share of approximately $5 million, $3 million, and $0.05 per share, respectively.

During fiscal 2002, the Company also acquired publishing assets consisting of 47 higher education titles from Thomson Learning for approximately $16.1 million in cash. The titles are in such publishing areas as business, earth and biological sciences, foreign languages, mathematics, nutrition and psychology. The excess of cost over the fair value of the tangible assets acquired amounted to approximately $13.5 million, relating to acquired publishing rights that are being amortized on a straight-line basis over 20 years.

In fiscal year 2001, the Company acquired interests in certain publishing properties for approximately $10.1 million including: an environmental remediation portal and database; a majority interest in an Oxford-based publisher of professional business and management titles; new agreements with certain prestigious scholarly and professional societies to publish their journals; and an investment in an informatics company. The costs of these investments was allocated primarily to investments, and to goodwill, acquired publication rights and noncompete agreements that are being amortized on a straight-line basis over estimated average lives ranging from 5 to 20 years.

In fiscal year 2000, the Company acquired certain higher education titles and related assets for approximately $57 million in cash. The higher education titles included such disciplines as biology/anatomy and physiology, engineering, mathematics, economics, finance, and teacher education. In addition, the Company acquired the Jossey-Bass publishing company from Pearson, Inc. for approximately $81 million in cash. Jossey-Bass publishes books and journals for professionals and executives in such areas as business, psychology and non-profit institution management. The Company also acquired the J.K. Lasser tax and financial guides for approximately $5 million in cash and other smaller acquisitions for approximately $2 million. The acquisitions were financed by available cash balances and short-term lines of credit. The cost of the acquisitions was allocated on the basis of the fair values of the assets acquired and the liabilities assumed. The excess of cost over the fair value of the tangible assets acquired amounted to approximately $143 million, relating primarily to acquired publication rights, goodwill, and noncompete agreements that are being amortized on a straight-line basis over estimated average lives ranging from 3 to 20 years.

All prior fiscal year acquisitions have been accounted for by the purchase method, and the accompanying financial statements include their results of operations since their respective dates of acquisition.


Unusual Item

Fiscal 2002 operating results include an unusual charge to earnings amounting to approximately $12.3 million, or $7.7 million after tax, equal to $0.12 per diluted share ($0.13 per basic share) relating to the relocation of the Company's headquarters to Hoboken, New Jersey from New York City, and includes lease payments of approximately $10.2 million on the vacated premises through April 2003, the term of the lease, and the accelerated depreciation of leasehold improvements and certain furniture and fixtures and equipment of approximately $2.1 million based on revised estimates of useful lives. The move is expected to take place during the first quarter of fiscal 2003.

Inventories

Inventories at April 30 were as follows:

Dollars in thousands              2002             2001
--------------------------- ----------------- ----------------
Finished Goods                  $62,756           $46,353
Work-in-Process                   6,845             4,481
Paper, Cloth, and Other           3,811             3,020
--------------------------- ----------------- ----------------
                                 73,412            53,854
LIFO Reserve                     (3,613)           (3,091)
--------------------------- ----------------- ----------------
Total                           $69,799           $50,763
--------------------------- ----------------- ----------------

Product Development Assets

Product development assets consisted of the following at April 30:

Dollars in thousands                  2002          2001
---------------------------------- ------------ -------------
Composition Costs                    $29,505      $24,975
Royalty Advances                      33,550       16,216
---------------------------------- ------------ -------------
Total                                $63,055      $41,191
---------------------------------- ------------ -------------

Composition costs are net of accumulated amortization of $55,505 in 2002 and $52,593 in 2001.



Property and Equipment

Property and equipment consisted of the following at April 30:

Dollars in thousands                 2002            2001
-------------------------------- -------------- ---------------
Land and Land Improvements         $  3,333    $     3,333
Buildings and Leasehold
Improvements                         39,521         27,754
Furniture and Fixtures               37,355         31,752
Computer Equipment and
Capitalized Software                 74,873         58,104
-------------------------------- -------------- ---------------
                                    155,082        120,943
Accumulated Depreciation            (82,955)       (68,688)
-------------------------------- -------------- ---------------
Total                              $ 72,127       $ 52,255
-------------------------------- -------------- ---------------


Intangible Assets

Intangible assets consisted of the following at April 30:

Dollars in thousands                 2002          2001
-------------------------------- ------------- -------------
Goodwill                           $215,142       $116,466

Branded Trademarks                   57,900             -

Acquired Publication Rights         274,890        239,603
Noncompete Agreements                 1,257            890
Pension                               4,142            -
-------------------------------- ------------- -------------
                                    553,331        356,959
Accumulated Amortization            (84,795)       (73,198)
-------------------------------- ------------- -------------
Total                              $468,536       $283,761
-------------------------------- ------------- -------------


Other Accrued Liabilities

Included in other accrued liabilities was accrued compensation of approximately $32.4 and $21.5 million at April 30, 2002 and 2001, respectively, and accrued rent of $13.4 million at April 30, 2002 relating to vacated facilities.

Income Taxes

The provision for income taxes at April 30, was as follows:

Dollars in thousands           2002        2001       2000
---------------------------- ---------- ----------- ----------
Currently Payable
   Federal                     $14,984   $16,606      $19,501
   Foreign                       7,045    10,789        6,181
   State and local               1,322       354        2,618
---------------------------- ---------- ----------- ----------
   Total Current Provision      23,351    27,749       28,300
---------------------------- ---------- ----------- ----------
Deferred Provision (Benefit)
   Federal                      (2,436)                (4,353)
                                             (467)
   Foreign                       1,983      1,858       4,561
   State and local                 904      2,169       1,735
---------------------------- ---------- ----------- ----------
   Total Deferred Provision        451      3,560       1,943
---------------------------- ---------- ----------- ----------
   Total Provision             $23,802    $31,309     $30,243
---------------------------- ---------- ----------- ----------

Included in the Company's consolidated statements of cash flows as cash provided by operating activities under the changes in other assets and liabilities caption are tax benefits related to the exercise of stock options amounting to $8.0, $3.5 and $3.7 million for 2002, 2001, and 2000, respectively, which serve to reduce current income taxes payable.

The Company's effective income tax rate as a percent of pretax income differed from the U.S. federal statutory rate as shown below:

                                        2002     2001    2000
------------------------------------- --------- ------- --------
U.S. Federal Statutory Rate             35.0%     35.0%   35.0%
State and Local Income Taxes
   Net of Federal Income Tax Benefit     1.7       2.0     3.9
Tax Benefit Derived From FSC Income     (3.0)     (3.5)   (3.6)
Foreign Source Earnings Taxed at
   Other Than U.S. Statutory Rate       (4.9)       .2     -
Amortization of Intangibles              2.0       1.8     2.0
Other-Net                               (1.5)      (.8)    (.7)
------------------------------------- --------- ------- --------
Effective Income Tax Rate               29.3%     34.7%   36.6%
------------------------------------- --------- ------- --------

Deferred taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The components of the provision for deferred taxes were as follows:


Dollars in thousands                2002     2001       2000
---------------------------------- ------- ---------- ----------
Depreciation and Amortization     $(1,562)   $  404    $(1,219)
Accrued Expenses                   (3,138)    3,803     (1,147)
Provision for Sales Returns and
Doubtful Accounts                   4,417    (3,039)    (6,573)
Inventory                           1,444       707       (561)

Retirement Benefits                   882      (600)       752

Long-Term Liabilities              (5,714)    1,000         67

Alternative Minimum Tax Credit and
Other Carryforwards                     -         -        492
Net Operating Loss Carryforwards      861     1,690     17,205

Valuation Allowance                 3,271      (305)    (5,683)

Other-Net                            (10)      (100)    (1,390)
---------------------------------- ------- ---------- ----------
Total Deferred Provision (Benefit) $  451    $3,560     $1,943
---------------------------------- ------- ---------- ----------


The significant components of deferred tax assets and liabilities at April 30 were as follows:

                                   2002              2001
                             ----------------- ------------------
Dollars in thousands          Current Long-Term  Current  Long-Term
---------------------------- -------- --------  --------  ---------
Deferred Tax Assets
Net Operating Loss
  Carryforwards               $   -    $ 1,875   $    -   $ 2,736

Reserve for Sales Returns
  and Doubtful Accounts        28,324      388    15,220        -
Inventory                         848        -         -        -
 Accrued Expenses               5,222        -         -        -
Costs Capitalized for Taxes         -    5,783         -    3,898
Retirement and Post-
  Employment Benefits               -    3,890         -    4,772
Amortization of Intangibles         -    7,789         -    6,393
---------------------------- -------- -------- --------- --------
Total Deferred Tax Assets      34,394   19,725    15,220   17,799
Less: Valuation Allowance           -   (9,664)        -   (6,393)
---------------------------- -------- -------- --------- --------
Net Deferred Tax Assets        34,394   10,061    15,220   11,406
---------------------------- -------- -------- --------- --------
Deferred Tax Liabilities
Inventory                           -        -    (1,889)       -
Depreciation and Amortization       -   (2,292)        -      (90)
Accrued Expenses                    -   (9,681)        -  (12,158)
Long-Term Liabilities               -  (11,012)        -  (17,095)
---------------------------- -------- -------- --------- --------
Total Deferred Tax
  Liabilities                      -   (22,985)   (1,889) (29,343)
---------------------------- -------- -------- --------- --------
Net Deferred Tax Assets
  (Liabilities)               $34,394 $(12,924) $13,331  $(17,937)
---------------------------- -------- -------- --------- --------

Current taxes payable for 2002 and 2001 have been reduced by $0.9 and $ 1.3 million, respectively, relating to the utilization of net operating loss carryforwards. At April 30, 2002, the Company had aggregate unused net operating loss carryforwards of approximately $3.6 million which may be available to reduce future taxable income primarily in foreign tax jurisdictions and generally have no expiration date. In general, the Company plans to continue to invest the undistributed earnings of its foreign subsidiaries in those businesses, and therefore no provision is made for taxes that would be payable if such earnings were distributed. At April 30, 2002, the undistributed earnings of foreign subsidiaries approximated $56.7 million and, if remitted currently, would result in additional taxes approximating $5.6 million.

Notes Payable and Debt

Long-term debt consisted of the following at April 30:

Dollars in thousands                      2002         2001
-------------------------------------- ------------ ------------
Term Loan Notes Payable Due
    September 2006                      $200,000    $      -
    October 2002 Through 2003             65,000      95,000
                                        ----------   ---------
                                         265,000      95,000

Less: Current portion of long-term       (30,000)    (30,000)
                                       -----------  ----------
   debt                                 $235,000    $ 65,000
                                       ---------    ---------

The weighted average interest rate on the term loans was 3.17% and 6.68% during 2002 and 2001, respectively; and 2.56% and 5.24% at April 30, 2002 and 2001,
respectively.

To finance the Hungry Minds acquisition, as well as to provide funds for general working capital and other needs, in fiscal 2002, the Company obtained an additional $300 million bank credit facility with 13 banks consisting of a $200 million five-year term loan facility to be repaid in September 2006. The Company has the option of borrowing at the following floating interest rates: (i) at a rate based on the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging from .625% to 1.375% depending on the coverage ratio of debt to EBITDA; or (ii) at the higher of (a) the Federal Funds Rate plus .5% or (b) UBS's prime rate, plus an applicable margin ranging from 0% to .375% depending on the coverage ratio of debt to EBITDA. In addition, the Company pays a commitment fee ranging from .125% to .225% on the unused portion of the facility depending on the coverage ratio of debt to EBITDA.

The Company also has a $115 million credit agreement expiring on October 31, 2003, with eight banks. The credit agreement consists of a term loan of $65 million and a $50 million revolving credit facility. The Company has the option of borrowing at the following floating interest rates: (i) Eurodollars at a rate based on the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging from .15% to .30% depending on certain coverage ratios; or (ii) dollars at a rate based on the current certificate of deposit rate, plus an applicable margin ranging from .275% to .425% depending on the coverage ratio of debt to EBITDA or (iii) dollars at the higher of (a) the Federal Funds Rate plus .5% and
(b) the banks' prime rate. In addition, the Company pays a facility fee ranging from .10% to .20 % on the total facility depending on the coverage ratio of debt to EBITDA.

In the event of a change of control, as defined, the banks have the option to terminate the agreements and require repayment of any amounts outstanding. Amounts outstanding under the term loans have mandatory repayments as follows:

Dollars in thousands        2003    2004     2005     2006      2007
-------------------------- ------- -------- -------- -------- ----------
                           $30,000  $35,000     -        -     $200,000

The credit agreements contain certain restrictive covenants related to minimum net worth, funded debt levels, an interest coverage ratio, and restricted payments, including a cumulative limitation for dividends paid and share repurchases. Under the most restrictive covenant, approximately $122 million was available for such restricted payments as of April 30, 2002.

The Company and its subsidiaries have other short-term lines of credit aggregating $30 million at various interest rates. Information relating to all short-term lines of credit follows:


Dollars in thousands                 2002      2001    2000
---------------------------------- ---------- ------- --------
End of Year
  Amount outstanding               $    --    $   --   $    --

  Weighted average interest
  rate                                  --        --        --
During the Year
  Maximum amount                   $70,000    $48,445  $40,749
  outstanding
  Average amount outstanding       $14,137    $ 9,018  $15,654

  Weighted average interest rate      2.9%       6.7%     5.6%
---------------------------------- ---------- ------- --------

Based on estimates of interest rates currently available to the Company for loans with similar terms and maturities, the fair value of notes payable and long-term debt approximates the carrying value.

Commitments and Contingencies

The following schedule shows the composition of rent expense for operating leases:

Dollars in thousands                2002       2001        2000
------------------------------- ----------- ---------- -----------
Minimum Rental                   $ 21,394   $ 14,948   $ 14,614
Lease Escalation                    3,069      2,484      2,352
Less: Sublease Rentals              (303)         --         --
------------------------------- ----------- ---------- -----------
Total                            $ 24,160   $ 17,432   $ 16,966
------------------------------- ----------- ---------- -----------

Future minimum payments under operating leases aggregated $271.0 million at April 30, 2002. Annual payments under these leases are $34.5, $22.5, $21.9, $21.6, and $20.9 million for fiscal years 2003 through 2007, respectively. The Company has also entered into an agreement to purchase an office building in the U.K. upon completion of construction in fiscal year 2003 for approximately $13.3 million.

The Company is involved in routine litigation in the ordinary course of its business. In the opinion of management, the ultimate resolution of all pending litigation will not have a material effect upon the financial condition or results of operations of the Company.

Retirement Plans

The Company and its principal subsidiaries have contributory and noncontributory retirement plans that cover substantially all employees. The plans generally provide for employee retirement between the ages of 60 and 65, and benefits based on length of service and final average compensation, as defined.

The Company has agreements with certain officers and senior management personnel that provide for the payment of supplemental retirement benefits during each of the 10 years after the termination of employment. Under certain circumstances, including a change of control as defined, the payment of such amounts could be accelerated on a present value basis.

The Company provides life insurance and health care benefits, subject to certain dollar limitations and retiree contributions, for substantially all of its retired domestic employees. The cost of such benefits is expensed over the years that the employees render service and is funded on a pay-as-you-go, cash basis. The accumulated postretirement benefit obligation amounted to $1.0 million at April 30, 2002 and 2001, and the amount expensed in 2002 and prior years was not material.

The Company has a defined contribution 401(k) savings plan. The Company contribution is based on employee contributions and the level of Company match. The expense for this plan amounted to approximately $1.9, $1.7, and $1.5 million in 2002, 2001 and 2000, respectively.

The components of net pension expense for the defined benefit plans were as follows:

Dollars in thousands                 2002      2001      2000
---------------------------------- --------- --------- ---------
Service Cost                        $6,174    $5,263    $5,535
Interest Cost                        8,044     7,426     7,034
Expected Return on Plan Assets      (6,987)   (7,351)   (7,321)
Net Amortization of Prior
   Service Cost                        511       473       470
Net Amortization of Unrecognized
   Transition Asset                   (213)     (819)     (843)
Recognized Net Actuarial
   (Gain) Loss                         363        47      (166)
---------------------------------- --------- --------- ---------
Net Pension Expense                 $7,892    $5,039    $4,709
---------------------------------- --------- --------- ---------

In fiscal 2002, the domestic plan was amended to provide that final average compensation be based on the highest three consecutive years ended December 31, 1997, or, if employed after that date, the first three consecutive years after that date. The impact on pension expense was not material. The Company may, but is not required to, update from time to time the ending date for the three-year period used to determine final average compensation. The net pension expense included above for the international plans amounted to approximately $3.8, $2.9, and $2.9 million for 2002, 2001, and 2000, respectively.

The following table sets forth the changes in and the status of the plans' assets and benefit obligations.


     Dollars in thousands                                    2002             2001
     ------------------------------------------------- ----------------- ----------------
     PLAN ASSETS


     Fair Value, beginning of year                      $    86,484       $    93,779

     Actual Return on Plan Assets                            (3,323)           (3,671)

     Employer Contributions                                   3,623             3,591

     Participants' Contributions                                  -                 -

     Benefits Paid                                           (4,482)           (4,125)

     Foreign Currency Rate Changes                              238            (3,090)
     ------------------------------------------------- ----------------- ----------------

     Fair Value, end of year                            $    82,540       $    86,484
     ------------------------------------------------- ----------------- ----------------

     BENEFIT OBLIGATION

     Balance, beginning of year                         $  (112,967)      $  (106,350)

     Service Cost                                            (6,174)           (5,263)

     Interest Cost                                           (8,044)           (7,426)

     Amendments                                              (2,399)                -

     Actuarial Gain (Loss)                                    1,838            (1,400)

     Benefits Paid                                            4,482             4,125

     Foreign Currency Rate Changes                              (33)            3,347
     ------------------------------------------------- ----------------- ----------------

     Balance, end of year                                $ (123,297)       $ (112,967)
     ------------------------------------------------- ----------------- ----------------

     Funded Status - Deficit                                (40,757)          (26,483)

     Unrecognized Net Transition Asset                          (93)             (305)

     Unrecognized Net Actuarial Loss                         12,354             4,484

     Unrecognized Prior Service Cost                          4,987             3,266
     ------------------------------------------------- ----------------- ----------------

     Net Accrued Pension Cost                           $   (23,509)      $   (19,038)
     ------------------------------------------------- ----------------- ----------------
       Amounts recognized in the balance sheet consist of:

       Deferred Pension Asset                           $       518       $     2,431

       Accrued Pension Liability                            (28,169)          (21,469)

       Intangible Asset                                       4,142                 -
     ------------------------------------------------- ----------------- ----------------
       Net Amount Recognized                            $   (23,509)      $   (19,038)
     ------------------------------------------------- ----------------- ----------------
     The  weighted average assumptions used in determining these amounts were as follows:

     Discount Rate                                            7.1%              7.1%

     Expected Return on Plan Assets                           7.9%              8.0%

     Rate of Compensation Increase                            3.1%              3.0%
     ------------------------------------------------- ----------------- ----------------

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the retirement plans with accumulated benefit obligations in excess of plan assets were $119,281, $105,953, and $78,088, respectively, as of April 30, 2002, and $25,113, $21,754, and $0 respectively, as of April 30, 2001.

Equity Compensation Plans

A summary of all equity compensation plans follows:

                                   (a)                              (b)                              (c)
 Equity compensation plan          Number of securities to be       Weighted-average exercise        Number of securities
category                           issued upon exercise of          price of outstanding options,    remaining available for
                                   outstanding options, warrants    warrants and rights              future issuance under equity
                                   and rights                                                        compensation plans (excluding
                                                                                                     securities reflected in
                                                                                                     column (a))
---------------------------------- -------------------------------- -------------------------------- ------------------------------
Approved by security holders                4,599,704                          $14.44                     6,487,757
Not approved by security holders                 None                          n/a                             None
                                   -------------------------------- -------------------------------- -------------------------------
Total                                       4,599,704                          $14.44                     6,487,757
                                   -------------------------------- -------------------------------- -------------------------------

Under the Company's Long Term Incentive Plan, qualified employees are eligible to receive awards that may include stock options, performance stock awards, and restricted stock awards subject to an overall maximum of 8,000,000 shares and up to a maximum per year of 600,000 shares of Class A stock to any one individual.

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

The Company elected to apply the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost is recognized for fixed stock option grants. Had compensation cost been recognized, net income would have been reduced on a pro forma basis by $2.9 million, or $0.05 per diluted share, in 2002; $2.2 million, or $0.04 per diluted share, in 2001; and $1.7 million, or $0.03 per diluted share, in 2000. For the pro forma calculations, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2002, 2001, and 2000: risk-free interest rate of 5.2%, 6.2%, and 6.3%, respectively; dividend yield of 0.9%, 0.9%, and 1.0%, respectively; volatility of 33.6%, 28.1%, and 25.7%, respectively; and expected life of seven to nine years.

A summary of the activity and status of the Company's stock option plans follows:

                                                   2002                        2001                        2000
                                        ---------------------------- --------------------------- ---------------------------
                                                          Weighted                    Weighted                    Weighted
                                                          Average                     Average                     Average
                                           Options     Exercise Price  Options     Exercise Price  Options     Exercise Price
     ---------------------------------- -------------- ------------- ------------- ------------- ------------- -------------

     Outstanding at beginning of year    5,080,703        $11.21     4,837,693        $ 8.88      4,820,884       $ 7.04

     Granted                               656,143        $23.15       663,000        $23.28        517,800       $20.47

     Exercised                          (1,131,142)       $ 4.95      (414,790)       $ 3.18       (476,591)      $ 2.74

     Canceled                               (6,000)       $17.91        (5,200)       $22.00        (24,400)      $12.28
     --------------------------------- -------------- ------------- ------------- ------------- ------------- -------------
     Outstanding at end of year          4,599,704       $ 14.44     5,080,703       $ 11.21      4,837,693       $ 8.88
     ---------------------------------- -------------- ------------- ------------- ------------- ------------- -------------
     Exercisable at end of year          2,021,876        $ 8.05     2,408,257        $ 5.81      2,245,837       $ 4.66
     ---------------------------------- -------------- ------------- ------------- ------------- ------------- -------------


The weighted average fair value of options granted during the year was $10.19, $9.76, and $8.69 in 2002, 2001, and 2000, respectively.

A summary of information about stock options outstanding and options exercisable at April 30, 2002, follows:

                     Options Outstanding                Options Exercisable

                                   Weighted     Weighted               Weighted
                                   Average      Average                 Average
Range of Exercise       Number of  Remianing    Exercise    Number     Exercise
    Prices              Option      Term          Price   of Options    Price
-------------------------------------------------------------------------------
$  2.94 to $  5.17      607,623    1.7 years      $4.35     607,623     $ 4.35

$  6.56 to $  8.63    1,227,902    4.4 years      $7.99   1,046,974     $ 7.89

$13.75 to $14.59        943,436    6.1 years     $13.88     329,936    $ 13.99

$17.25 to $20.56        597,943    7.5 years     $20.36      28,343    $ 19.68

$22.00 to $23.56      1,222,800    8.6 years     $23.48       9,000    $ 23.49
-------------------------------------------------------------------------------
Total                 4,599,704    5.9 years     $14.44   2,021,876     $ 8.05
-------------------------------------------------------------------------------

Under the terms of the Company's executive long-term incentive plans, upon the achievement of certain three-year financial performance-based targets, awards will be payable in restricted shares of the Company's Class A Common stock. The restricted shares vest equally as to 50% on the first and second anniversary date after the award is earned. Compensation expense is charged to earnings over the respective three-year period. In addition, the Company granted restricted shares of the Company's Class A Common stock to key executive officers and others in connection with their employment. The restricted shares generally vest one-third at the end of the third, fourth and fifth years following the date of the grant. Under certain circumstances relating to a change of control or termination, as defined, the restrictions would lapse and shares would vest earlier. Compensation expense is charged to earnings ratably over five years, or sooner, if vesting is accelerated, from the dates of grant. Restricted shares issued in connection with the above plans amounted to 12,000 103,762 and 40,869 shares at weighted-average fair values of $23.92, $19.98, and $18.26 per share in 2002, 2001, and 2000, respectively. Compensation expense is charged to earnings for the above amounted to $3.4, $2.9, and $2.6 million in 2002, 2001, and 2000 respectively.

Under the terms of the Company's Director Stock Plan, each member of the Board of Directors who is not an employee of the Company is awarded either (a) Class A Common stock equal to 50% of the board member's annual cash compensation, based on the stock price on the date of grant, or (b) stock options equal to 150% of the annual cash compensation divided by the stock price on the date of grant. Directors stock options are 100% exercisable at date of grant. Directors may also elect to receive all or a portion of their cash compensation in stock. Under this plan 1,729, 7,680 and 14,172 shares were issued in 2002, 2001, and 2000, respectively. In addition, 24,343 stock options were granted in fiscal 2002 at an exercise price of $19.54. Compensation expense related to this plan amounted to approximately $.3, $.5, and $.4 million in 2002, 2001, and 2000, respectively.

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

Under the Company's current stock repurchase program, up to 4 million shares of its Class A common stock may be purchased from time to time in the open market and through privately negotiated transactions. Through April 30, 2002, the Company repurchased 2,751,850 shares at an average price of $16.80 per share for a total cost of approximately $46.2 million under the program.

Changes in selected capital accounts were as follows:

                                                                                        Additional
                                                               Common Stock                Paid-in          Treasury
                                                     --------------------------------
Dollars in thousands                                      Class A          Class B         Capital           Stock
---------------------------------------------------- ----------------- -------------- ---------------- -----------------
Balance at May 1, 1999                                  $ 67,548          $ 15,642       $ 13,045       $  (85,142)

Director Stock Plan Issuance                                                                  192               68
Executive Long-Term Incentive Plan Issuance                                                  (188)              (6)
Purchase of Treasury Shares                                                                                (32,144)
Restricted Share Issuance                                                                     (48)             120
Issuance of Shares Under Employee Savings Plan                                                368              139
Exercise of Stock Options                                                                     809             (860)
Other                                                        344              (343)
---------------------------------------------------- ----------------- -------------- ---------------- -----------------
Balance at May 1, 2000
                                                          $67,892          $15,299        $14,178        $(117,825)
Director Stock Plan Issuance                                                                   79               26
Executive Long-Term Incentive Plan Issuance                                                   542              272
Purchase of Treasury Shares                                                                                 (6,890)
Restricted Share Issuance                                                                     986             (284)
Issuance of Shares Under Employee Savings Plan                                                361              127
Exercise of Stock Options                                                                   2,754             (352)
Other                                                        145              (146)
---------------------------------------------------- ----------------- -------------- ---------------- -----------------
Balance at May 1, 2001
                                                          $68,037          $15,153        $18,900        $(124,926)
Director Stock Plan Issuance                                                                   29               10
Executive Long-Term Incentive Plan Issuance                                                   323              102
Purchase of Treasury Shares                                                                                 (1,880)
Restricted Share Issuance                                                                     296               68
Issuance of Shares Under Employee Savings Plan                                                502              166
Exercise of Stock Options                                                                   6,788            3,126
Other                                                         30               (29)
---------------------------------------------------- ----------------- -------------- ---------------- -----------------
Balance at April 30, 2002
                                                          $68,067          $15,124        $26,838        $(123,334)
---------------------------------------------------- ----------------- -------------- ---------------- -----------------

Segment Information

The Company is a global publisher of print and electronic products, providing must-have content and services to customers worldwide. Core businesses include professional and consumer books and subscription services; scientific, technical and medical journals, encyclopedias, books, and online products and services; and educational materials for undergraduate and graduate students and lifelong learners. The Company has publishing, marketing, and distribution centers in the United States, Canada, Europe, Asia and Australia. The Company's reportable segments are based on the management reporting structure used to evaluate performance. Segment information is as follows:

Dollars In thousands                                                       2002
----------------------- ------------------------------------------------------------------------------------------------------------
                                                                                                           Eliminations
                                                                                  European     Other        & Corporate
                                          Domestic Segments                       Segment      Segments       Items         Total
                        ------------------------------------------------------    ---------   ----------   -----------   -----------
                                        Scientific,
                        Professional/   Technical,       Higher         Total
                            Trade       and Medical    Education      Domestic

                        ----------- -- ------------   -----------    ----------  ---------    ----------   -----------    ----------
Revenues
-  External Customers   $238,060       $157,503       $119,833       $515,396      $151,442     $67,558     $             $734,396
                                                                                                          -
-  Intersegment Sales     15,012          7,427         21,463         43,902        12,662         760      (57,324)            -
                       -----------    ------------   -----------    ----------    ---------   ----------   -----------   ----------
-  Total Revenues       $253,072       $164,930       $141,296       $559,298      $164,104     $68,318     $ (57,324)    $734,396
                       -----------    ------------   -----------    ----------    ---------   ----------   -----------
Direct Contribution
 to Profit               $62,141        $67,692        $44,272       $174,105       $54,613     $15,199            -      $243,917
                       -----------    ------------   -----------   ----------    ---------   ----------    ---------   ----------
Shared Services &
   Admin. Costs
                                                                                                                          (143,842)
Unusual Item -
   Relocation Related                                                                                                      (12,312)
   Expenses
                                                                                                                          ----------

Operating Income                                                                                                            87,763
Interest Expense-Net                                                                                                        (6,645)
                                                                                                                          ----------
Income Before Taxes                                                                                                        $81,118
                                                                                                                          ----------
Assets                  $397,054        $55,787       $103,496       $556,337      $198,432     $30,334     $111,042      $896,145
Goodwill Acquired        $90,656              -              -        $90,656       $11,646      $1,596            -      $103,898
Expenditures for
   Other Long-Lived
   Assets               $122,090         $7,581        $25,458       $155,129       $34,196      $3,112      $17,740      $210,177
Depreciation &
   Amortization
                         $19,096         $5,955        $11,330        $36,381       $11,922      $2,051       $8,968       $59,322


Dollars In thousands                                                        2001
------------------------ -----------------------------------------------------------------------------------------------------------
                                                                                                            Eliminations
                                                                                  European     Other        & Corporate
                                          Domestic Segments                       Segment      Segments        Items        Total
                         -----------------------------------------------------    ---------    ----------   -----------   ----------
                                        Scientific,
                         Professional/   Technical,      Higher         Total
                             Trade      and Medical     Education     Domestic

                         -----------    -----------    ----------    ----------

Revenues
- External Customers     $146,480       $148,452       $112,863      $407,795      $142,798     $63,197     $             $613,790
                                                                                                          -
- Intersegment Sales       15,623          7,667         20,218        43,508        12,488       1,133      (57,129)            -
                         -----------    -----------    ----------    ----------    ---------   ----------   -----------   ----------
- Total Revenues         $162,103       $156,119       $133,081      $451,303      $155,286     $64,330     $ (57,129)    $613,790

                         -----------    -----------    ----------    ----------    ---------   ----------   -----------   ----------
Direct Contribution
   to Profit              $35,553        $71,475        $41,872      $148,900       $50,122     $14,730            -      $213,752
                         -----------    -----------    ----------    ----------    ---------   ----------   -----------
Shared Services &
   Admin. Costs
                                                                                                                          (118,328)
                                                                                                                          ----------
Operating Income                                                                                                            95,424
Interest Expense-Net                                                                                                        (5,197)
                                                                                                                          ----------
Income Before Taxes                                                                                                        $90,227
                                                                                                                          ----------
Assets                   $172,364        $56,801        $84,462      $313,627      $157,436     $19,521      $97,418      $588,002
Goodwill Acquired               -         $2,417              -        $2,417             -           -            -        $2,417
Expenditures for
   Long-Lived Assets
                          $17,841        $11,013         $8,108       $36,962       $13,005      $2,751      $19,736       $72,454
Depreciation &
   Amortization
                          $15,256         $7,305        $10,216       $32,777       $11,868      $1,976       $7,260       $53,881


Dollars In thousands                                                       2000
------------------------ ----------------------------------------------------------------------------------------------------------
Eliminations
                                                                                   European     Other        & Corporate
                                           Domestic Segments                        Segment     Segments        Items        Total
                         ------------------------------------------------------    ----------   ----------   -----------   ---------
                                         Scientific,
                         Professional/    Technical,      Higher      Total
                              Trade      and Medical     Education     Domestic
                         -------------   -----------    ----------    ---------

Revenues
- External Customers     $146,571        $143,329       $110,755      $400,655     $143,046      $62,323     $             $606,024
                                                                                                           -
- Intersegment Sales       16,065           7,115         18,366        41,546       10,869          743      (53,158)            -
                        -------------   -----------    ----------    ---------    ----------   ----------   -----------    -------
- Total Revenues         $162,636        $150,444       $129,121      $442,201     $153,915      $63,066     $(53,158)     $606,024

                         -------------   -----------    ----------    ---------    ----------   ----------   -----------    --------
Direct Contribution
   to Profit              $39,330         $63,754        $37,585      $140,669      $47,914      $13,269            -      $201,852
                         -------------   -----------    ----------    ---------    ----------   ----------            -----------

Shared Services &
   Admin. Costs
                                                                                                                           (112,848)
                                                                                                                           ---------
                                                                                                                           ---------
Operating Income                                                                                                             89,004
Interest Expense-Net                                                                                                         (6,373)
                                                                                                                           ---------

Income Before Taxes                                                                                                         $82,631
                                                                                                                           ---------

Assets                   $179,590         $52,896        $89,101      $321,587     $152,603      $20,954      $74,193      $569,337
Goodwill Acquired         $61,618               -              -       $61,618         $800            -            -       $62,418
Expenditures for Other
   Long-Lived Assets
                          $41,087          $6,381        $65,834      $113,302       $6,605       $2,867       $8,876      $131,650
Depreciation &
   Amortization
                          $14,858          $8,708        $10,769       $34,335      $11,663       $1,905       $5,266       $53,169


Fiscal 2002 direct contribution to profit for the domestic, scientific, technical and medical segment includes a charge to earnings of $5 million representing a write-off of two small investments in an environmental remediation portal and database and an entrepreneurial informatics company. Intersegment sales are generally made at a fixed discount from list price. Shared services and administrative costs include costs for such services as information technology, distribution, occupancy, human resources, finance, and administration. These costs are not allocated as they support the Company's worldwide operations. Corporate assets primarily consist of cash and cash equivalents, deferred tax benefits, and certain property and equipment. Export sales from the United States to unaffiliated international customers amounted to approximately $74.3, $66.0, and $62.1 million in 2002, 2001, and 2000, respectively. The pretax income for consolidated international operations was approximately $28.4, $30.0 and $25.5 million in 2002, 2001, and 2000, respectively.

Worldwide revenues for the Company's core businesses were as follows:

                  Dollars in thousands                                         Revenues
--------------------------------------------------- ---------------------------------------------------------------
                                                          2002                   2001                  2000
                                                    ------------------    -------------------    ------------------

                  Professional/Trade                    $292,054              $196,787               $197,790
                  Scientific, Technical, and             276,510               259,094                253,683
                  Medical
                  Higher Education                       165,832               157,909                154,551
                                                    ------------------    -------------------    ------------------
                  Total                                 $734,396              $613,790               $606,024
                                                    ------------------    -------------------    ------------------


Revenues from external customers based on the location of the customer, and long-lived assets by geographic area were as follows:

       Dollars in thousands                          Revenues                                  Long-Lived Assets
       --------------------
                                    -------------------------------------------    ------------------------------------------
                                         2002            2001           2000           2002           2001           2000
                                    -------------    -----------    -----------    -----------    ------------   ------------

         Domestic                    $473,145         $364,559       $357,365       $446,103       $260,034       $257,041
         International
              United Kingdom           35,427           33,403         32,269         39,218         19,783         14,426
              Germany                  34,818           32,411         33,862        126,786        110,751        113,293
              Other Countries         191,006          183,417        182,528          7,428          4,519          4,071
                                    -------------    -----------    -----------    -----------    ------------   ------------
              Total International     261,251          249,231        248,659        173,432        135,053        131,790
                                    ------------    -----------    -----------     -----------   ------------   ------------
         Total                       $734,396         $613,790       $606,024       $619,535       $395,087       $388,831
                                    =============    ===========    ===========     =========     ===========    ===========


                                                                  Schedule II

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED APRIL 30, 2002, 2001 AND 2000

                             (Dollars in Thousands)


                                                                      Additions
                                                            ------------------------------
                                               Balance at     Charged to                     Deductions     Balance at
                Description                    Beginning        Cost &           From       From Reserves     End of
                                               of Period       Expenses      Acquisitions                     Period
--------------------------------------------- ------------- -------------- --------------- ---------------- ------------
Year Ended April 30, 2002
     Allowance for sales returns(1)            $ 43,118       $ 67,816     $ 30,226        $ 73,344        $  67,816
     Allowance for doubtful accounts           $  9,684       $  2,219     $  7,026        $  1,921(2)     $  17,008

Year Ended April 30, 2001
     Allowance for sales returns(1)            $ 43,960       $ 43,118     $      -        $ 43,960        $  43,118

     Allowance for doubtful accounts           $  9,414       $  2,268     $      -        $  1,998 (2)    $   9,684

Year Ended April 30, 2000
     Allowance for sales returns(1)            $ 34,213       $ 43,960     $  2,110        $ 36,323        $  43,960
     Allowance for doubtful accounts           $  7,611       $  2,666     $      -        $    863 (2)    $   9,414

---------------------------------------

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



                            JOHN WILEY & SONS, INC.
        ----------------------------------------------------------------
                                   (Company)



                     By:  /s/  William J. Pesce
                          --------------------------------------------
                               William J. Pesce
                               President and Chief Executive Officer

                     By:  /s/  Ellis E. Cousens
                          --------------------------------------------
                               Ellis E. Cousens
                               Executive Vice President and
                               Chief Financial & Operations Officer

                     By:  /s/  Peter W. Clifford
                          ---------------------------------------------
                               Peter W. Clifford
                               Senior Vice President, Finance
                               & Chief Accounting Officer




Dated:  June 21, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons constituting directors of the Company on June 21, 2002.




 /s/        Warren J. Baker                 /s/        William J. Pesce
 ---------------------------------------    ------------------------------------
            Warren J. Baker                            William J. Pesce



 /s/        H. Allen Fernald                /s/        Naomi O. Seligman
 ---------------------------------------    ------------------------------------
            H. Allen Fernald                           Naomi O. Seligman



 /s/        Larry Franklin                  /s/        William R. Sutherland
 ---------------------------------------    ------------------------------------
            Larry Franklin                             William R. Sutherland



 /s/        Henry A. McKinnell              /s/        Bradford Wiley II
 ---------------------------------------    ------------------------------------
            Henry A. McKinnell                         Bradford Wiley II



 /s/        John L. Marion, Jr.             /s/        Peter Booth Wiley
 ---------------------------------------    ------------------------------------
            John L. Marion, Jr.                        Peter Booth Wiley

                                                                   Exhibit 16


                        [Arthur Andersen LLP Letterhead]


Office of the Chief Accountant
Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549


April 15, 2002


Dear Sir/Madam:

We have read the first, second, third and fourth paragraphs of Item 4 included in the Form 8-K dated April , 2002 of John Wiley & Sons, Inc. to be filed with the Securities Exchange Commission and are in agreement with the statements contained therein.

Very truly yours,


/s/ Arthur Andersen LLP
Arthur Andersen LLP


cc:   Mr. Ellis E. Cousens, John Wiley & Sons, Inc.

                                                                    Exhibit 22

                   SUBSIDIARIES OF JOHN WILEY & SONS, INC.(1)

                                                           Jurisdiction
                                                             In Which
                                                           Incorporated
                                                           -------------
John Wiley & Sons International Rights, Inc.               Delaware
JWS HQ, LLC                                                New Jersey
JWS DCM, LLC                                               New Jersey
Wiley-Liss, Inc.                                           Delaware
Wiley Publishing Services, Inc.                            Delaware
Wiley Periodicals, Inc.                                    Delaware
Wiley Subscription Services, Inc.                          Delaware
John Wiley & Sons (Asia) Pte Ltd.                          Singapore
John Wiley & Sons Australia, Ltd                           Australia
John Wiley & Sons Canada Limited                           Canada
John Wiley & Sons (HK) Limited                             Hong Kong
Wiley Europe Limited                                       England
    Wiley Heyden Ltd                                       England          (2)
    Wiley Europe (S.A.R.L.)                                France           (2)
    Wiley Distribution Services Limited                    England          (2)
    John Wiley & Sons Ltd                                  England          (2)
        InPharm-Internet Services Limited                  England          (3)
        Capstone Publishing Ltd                            England          (4)
Wiley HMI Holdings, Inc.                                   Delaware
        HMI Investment, Inc.                               Delaware         (5)
              Wiley Publishing, Inc.                       Delaware         (6)
        Wiley Dreamtech India Private Limited              India            (7)
    Wiley Europe Investment Holdings Ltd                   England          (5)
        A&M Publishing Ltd                                 England          (8)
           A&M Clinical Communication Ltd                  England          (9)
           Pharmafile Ltd                                  England          (9)
John Wiley & Sons GmbH                                     Germany
    Wiley InterScience GmbH                                Germany          (10)
    Verlag Chemie GmbH                                     Germany          (10)
    Wiley-VCH Verlag GmbH & Co. KGaA                       Germany          (10)
        Wiley-GIT Publishers GmbH                          Germany          (11)
           GIT Verlag GmbH & Co. KG                        Germany          (12)
        Wiley Fachverlag GmbH                              Germany          (11)
        Wilhelm Ernst & Sohn Verlag fuer Architectur
          und technische Wissenschaften GmbH & Co. KG       Germany         (13
        Verlag Helvetica Chimica Acta AG                   Switzerland      (11)
           Wiley-VCH Verlag Schweiz AG                     Switzerland      (14)
        Physik Verlag GmbH                                 Germany          (15)
WWL, Inc.  Delaware
    Wiley-Japan Y.K.                                       Japan            (16)

--------------------------------------------------------
(1) The names of other subsidiaries which would not constitute a significant subsidiary in the aggregate have been omitted.
(2)   Subsidiary of Wiley Europe Limited
(3)   Subsidiary of John Wiley & Sons Limited
(4)   85% owned subsidiary of John Wiley & Sons Limited
(5)   Subsidiary of Wiley HMI Holdings, Inc.
(6)   Subsidiary of HMI Investment, Inc.
(7)   65% owned subsidiary of Wiley Publishing, Inc.
(8)   Subsidiary of Wiley Europe Investment Holdings Ltd
(9)   Subsidiary of A&M Publishing Ltd
(10)  Subsidiary of  John Wiley & Sons GmbH
(11)  Subsidiary of Wiley-VCH Verlag GmbH & Co. KGaA
(12) Owned by Wiley-GIT Publishers GmbH (general partner) and Wiley-VCH Verlag GmbH & Co. KGaA (limited shareholder)
(13) Owned by Wiley Fachverlag GmbH (general partner) and Wiley-VCH Verlag GmbH & Co. KGaA (limited partner)
(14) Subsidiary of Verlag Helvetica Chimica Acta AG (15) 52% owned by Wiley-GCH Verlag GmbH & Co. KGaA (16) Subsidiary of WWL, Inc.

                                                                  Exhibit 10.13




                             JOHN WILEY & SONS, INC.


              FY 2002 QUALIFIED EXECUTIVE LONG TERM INCENTIVE PLAN


                                  PLAN DOCUMENT





                                  CONFIDENTIAL










                                   MAY 1, 2001



                          CONTENTS

   Section     Subject                                                Page
   -------     -------                                                ----

      I.       Definitions                                             2
     II.       Plan Objectives                                         4
     III.      Eligibility                                             4
     IV.       Performance Measurement and Objectives                  4
      V.       Performance Evaluation                                  5
     VI.       Restricted Performance Shares Award Provisions          6
     VII.      Stock Option                                            6
    VIII.      Administration and Other Matters                        6

                                 I. DEFINITIONS


Following are definitions for words and phrases used in this document. Unless the context clearly indicates otherwise, these words and phrases are considered to be defined terms and appear in this document in italicized print:

Company    John Wiley & Sons, Inc.

plan    The Company's FY (Fiscal Year) 2002 Qualified Executive Long Term
Incentive Plan as set forth in this document.

shareholder plan    The Company's Long Term Incentive Plan.

plan cycle The three year period from May 1, 2001 to April 30, 2004.

Governance and Compensation Committee (the GCC) The committee of the Company's Board of Directors (Board) responsible for reviewing executive compensation.

award period objectives The participant's objectives to achieve specific financial results for the plan cycle, as determined by the the GCC. An award period objective comprises one or more financial goals for a business unit (i.e, the Company or a division).

financial results The published, audited financial results of the Company and the divisional financial results derived therefrom.

participant A employee of the Company who is selected to participate in the plan.

target incentive The target incentive as determined and authorized by the the GCC at its meeting held on June 21, 2001 is a restricted performance shares award, which represents the number of restricted performance shares that a participant is eligible to receive if 100% of his/her applicable award period objectives are achieved and the participant remains an employee of the Company through April 30, 2006, except as otherwise provided in Section VIII. The target incentive is based on the participant's position and is described in Section IV.

stock    Class A Common Stock of the Company.

restricted performance share issued pursuant to this plan and the shareholder plan that is subject to forfeiture. In the shareholder plan, such stock is referred to as "Performance-Based Stock." The value of each restricted performance share under this plan will be determined by reference to the stock closing sale price, as reported by New York Stock Exchange (NYSE), on the date the the GCC acts at the beginning of the plan cycle (June 21, 2001). In the event the stock is not traded on June 21, 2001 or the date the the GCC acts, whichever is later, the closing sales price shall be the price of the stock on the next day after June 21, 2001 or the date the GCC acts on which the stock trades.

restricted period The period during which the shares of restricted performance shares shall be subject to forfeiture in whole or in part, as defined in the shareholder plan, in accordance with the terms of the award.

plan end adjusted restricted performance shares award. The amount of restricted performance shares awarded to a participant at the end of the plan cycle after adjustments, if any, are made, as set forth in Section VIII.

payout amount plan end adjusted restricted performance shares award, as set forth in Section VIII, to a participant under this plan, if any, for achievement of the award period objectives, as further discussed in this plan.

performance levels
      threshold   The minimum acceptable level of achievement of a financial goal in order to earn a payout, expressed as a percentage of target ( e.g., 95% of target.)

      target   Achievement of the assigned financial goal-100%.

      outstanding   Superior achievement of financial goal, earning the maximum\
      payout, expressed as a percentage of target (e.g., 115% of target.)

payout factor Percentage of performance target deemed achieved, applied to the target incenive amount, to determine the payout for which a participant is eligible.

financial goals Financial measures used to determine financial performance of a business unit. Financial goals are targets. The following financial goals are used in this FY2002 Plan:

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

         divisional cash flow Operating income before allocations and taxes, excluding unusual items not related to the period being measured, plus/minus any non-cash items included in divisional operating income (other than provisions for bad debts), and changes in controllable assets and liabilities, less normal investments in product development assets and direct property and equipment additions. Controllable assets and liabilities are inventory, composition, author advances, other deferred publication costs, and deferred subscription revenues GPC operating income divisional operating income as adjusted for the intercompany profit earned by other divisions.

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

                                III. ELIGIBILITY

A participant is selected by the CEO and recommended for participation to the GCC, who have sole discretion for determining eligibility, from among those employees in key management positions deemed able to make the most significant contributions to the growth and profitability of the Company. The President and CEO of the Company is a participant.


                   IV. PERFORMANCE MEASUREMENT AND OBJECTIVES

A. Award period objectives comprising one or more business criteria chosen from those listed in Section 7(b)(ii)(B) of the shareholder plan are recommended by the CEO and adopted by the GCC in its sole discretion. Award period objectives are set at a level that is challenging and achievable.

B. Award period objectives established for each participant may include one or more organizational level's financial goals (e.g., Company and division), and one or more financial goals for a particular organizational unit (e.g., divisional cash flow, divisional operating income). The weighting of and between the organizational levels' financial goals may vary, depending upon the participant's position. Weighting of the participant's financial goals is recommended by the CEO and determined by the GCC in its sole discretion.


                            V. PERFORMANCE EVALUATION

A.     Financial Results
1. The attainment of financial goals established by the GCC shall be determined by the GCC at the end of the plan cycle. In determining the achievment of financial results at the end of the plan cycle, the GCC may adjust the financial results for those events listed in XX through XXVI in Section 7(b)(ii)(B) of the shareholder plan.

2. In determining the attainment of financial goals, the impact of any acquistion or divestiture which closes in the final year of a plan cycle and which is valued at greater than $5,000,000 and which is dilutive, will be excluded in determining the financial results for the Company or a division.

3.         Award Determination

     a. Acheivement of threshold performance of at least one financial goal of a performance target is necessary for a participant to receive a payout for that performance target.

     b. The unweighted payout factor for each financial goal is determined as follows:

1. For performance at the below threshold level, the unweighted payout factor is zero.

2. For performance at the threshold level, the unweighted payout factor is 25%.

3. For performance between the threshold and target levels, the unweighted payout factor is determined on a pro-rata basis.

4.   For performance at the target level, the unweighted payout factor is 100%.

5. For performance between the target and outstanding levels, the unweighted payout factor is determined on a pro-rata basis.

6. For performance at or above the outstanding level, the unweighted payout factor is 200%.

          c. A participant's payout is determined by calculating the amount for achievement of each of the participant's performance targets, as follows:

1. Each financial goal's unweighted payout factor x weighting of that financial goal equals the weighted payout factor for that financial goal.

2. The sum of the weighted payout factors for all of the fiancial goals of a business unit equals the unit payout factor.

3. The participant's target incentive times the participant's target incentive percent times the business unit weight times the unit payout factor equals the participant's payout for that business unit.

4. The sum of the payouts for all the business units assigned to a participant equals a participant's total payout.

               VI. RESTRICTED PERFORMANCE SHARES AWARD PROVISIONS


A. Restricted performance shares, if any, shall be awarded at the beginning of the plan cycle, after the June 21, 2001 the GCC meeting. The amount of restricted performance shares awarded shall be based on the proportion of the target incentive allocated to restricted performance shares, as determined by the GCC. In addition to the terms and conditions set forth in the shareholder plan, the restricted period for restricted performance shares awarded shall be as follows: subject to continued employment except as otherwise set forth in the shareholder plan, the lapse of restrictions on one-half of the restricted performance shares awarded will occur on the first anniversary (April 30, 2005) of the plan end date at which time the participant will receive a new stock certificate in a number of shares equal to one-half of the restricted performance shares awarded with the restrictive legend deleted, and the lapse of restrictions on the remaining half will occur on the second anniversary (April 30, 2006) of the plan end date at which time the participant will receive a new stock certificate in a number of shares equal to the remaining half with the restrictive legend deleted.


B. The final amount of restricted performance shares will be determined as follows: The restricted performance shares established by the the GCC at the beginning of the plan cycle multiplied times the payout factor equals the number of shares for the plan end adjusted restricted performance shares award. The result of this calculation will be compared to the restricted performance shares awarded at the beginning of the plan cycle, and the appropriate amount of restricted performance shares will be awarded or forfeited, as required, to bring the restricted performance shares award to the number of shares designated as the plan end adjusted restricted performance shares award.

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


                     VIII. ADMINISTRATION AND OTHER MATTERS

A. This plan will be administered by the GCC, which will have authority in its sole discretion to interpret and administer this plan, including, without limitation, all questions regarding eligibility and status of any participant, and no participant shall have any right to receive any restricted performance shares or payment of any kind whatsoever, except as determined by the the GCC hereunder.

B. The Company will have no obligation to reserve or otherwise fund in advance any amount which may become payable under the plan.

C. Restricted performance shares, stock options awarded and any cash paid out under this plan shall not be considered as compensation for purposes of defining compensation for retirement, savings or supplemental executive retirement plans, or similar type plans.

D. This plan may not be modified or amended except with the approval of the GCC.

E. In the event of a conflict between the provisions of this plan and the provisions of the shareholder plan, the provisions of the shareholder plan shall apply.

                                                                   Exhibit 10.14


                             JOHN WILEY & SONS, INC.


                FY 2002 QUALIFED EXECUTIVE ANNUAL INCENTIVE PLAN


                                  PLAN DOCUMENT







                                  CONFIDENTIAL








                                   MAY 1, 2001

                                    CONTENTS


      Section            Subject                                        Page
      -------            -------                                        ----

         I.              Definitions                                     2
        II.              Plan Objectives                                 3
        III.             Eligibility                                     3
        IV.              Performance Targets and Measurement             3
         V.              Performance Evaluation                          4
        VI.              Payouts                                         4
        VII.             Administration and Other Matters                5


                                 I. DEFINITIONS


Following are definitions for words and phrases used in this document. Unless the context clearly indicates otherwise, these words and phrases are considered to be defined terms and appear in this document in italicized print:

Company    John Wiley & Sons, Inc.

business unit  The Company or a division of the Company..

plan   The Company's Qualified Executive Annual Incentive Plan.

Executive Annual Incentive Plan The plan, adopted by the shareholders of the Company in September, 1999, for which this document is the principle administrative instrument. plan year The twelve month period from May 1, 2001 to April 30, 2002.

Governance and Compensation Committee (GCC) The committee of the Company's Board of Directors (Board) responsible for reviewing executive compensation.

performance targets A participant's objective to achieve specific financial goals for FY 2002, as approved by the GCC and communicated in writing. A performance target comprises all of the financial goals for a business unit (i.e., the Company or a division).

financial goals Financial measures used to determine financial performance of a business unit. Financial goals are targets. The following financial goals are used in this FY2002 Plan:
         revenue (corporate) Gross annual revenue, net of provision for returns.

         cash flow Net income, excluding unusual items not related to the period being measured, plus/minus any non-cash items included in net income and changes in operating assets and liabilities, minus normal investments in product development assets and property and equipment.

         earnings per share Earnings per share, excluding unusual items not related to the period being measured.

         revenue (divisional) Gross annual revnue, net of actual returns.

         divisional operating income Operating income before allocations for corporate support services and taxes, excluding the effects of any unusual items.

         divisional cash flow Operating income before allocations and taxes, excluding unusual items not related to the period being measured, plus/minus any non-cash items included in divisional operating income (other than provisions for bad debts), and changes in controllable assets and liabilities, less normal investments in product development assets and direct property and equipment additions. Controllable assets and liabilities are inventory, composition, author advances, other deferred publication costs, and deferred subscription revenues financial results The published, audited financial results of the Company and the divisional financial results derived therefrom.

participant   A employee of the Company who is selected to participate in the plan.

base salary The participant's base salary as of July 2, 2001, or the date of hire, or promotion into the plan, if later, adjusted for any increases or decreases during FY 2002, on a prorated basis and adjusted for any amount of time the participant may not be in the plan for reasons of hire, death, disability, retirement and/or termination.

payout Actual gross dollar amount paid to a participant under the plan, if any, for achievement of assigned performance targets, as further discussed in this plan.

total annual incentive opportunity The total target amount, expressed as a percent of base salary, which a participant is eligible to receive from all annual incentive programs, including this plan.

target incentive percent The percent applied to the participant's total annual incentive opportunity to determine the target incentive amount for this plan. Generally, for the plan year 2002, the target incentive percent for this plan is 75%.

target incentive amount The amount that a participant is eligible to receive if a participant achieves 100% of his/her performance target for a business unit. The sum of the target incentive amounts for all business units assigned to a participant is the total target incentive amount.

performance levels
      threshold   The minimum acceptable level of achievement of a financial goal in order to earn a payout, expressed as a percentage of target ( e.g., 95% of target.)

      target   Achievement of the assigned financial goal-100%.

      outstanding   Superior achievement of performance target, earning the
      maximum payout, expressed as a percentage of target (e.g., 115% of target.)

payout factor Percentage of performance target deemed achieved, applied to the target incenive amount, to determine the payout for which a participant is eligible.

                              II. PLAN OBJECTIVES

The plan is intended to provide the officers and other key employees of the Company and of its subsidiaries, affiliates and certain Joint Venture Companies, upon whose judgement, initiative and efforts the Company depends for its growth the profitable conduct of its business, with additional incentive to promote the success of the Company

                                III. ELIGIBILITY

A participant is selected by the President and CEO of the company from among those employees in key management positions deemed able to make the most significant contributions to the growth and profitability of the company, with the approval of the GCC. The President and CEO of the company is a participant.

                     IV. PERFORMANCE TARGETS AND MEASUREMENT

A. Performance targets are recommended by the CEO and adopted by the GCC in their sole discretion, not later than 90 days after the commencement of the fiscal year and may not be changed once determined and adopted by the GCC.

B. Performance targets, comprising one or more business criteria chosen from those listed in Section 4(b)(ii) of the Executive Annual Incentive Plan, are recommended by the CEO and adopted by the GCC, in their sole discretion, for each business unit. Each financial goal is assigned a weight, such that the sum of the weights of all of the financial goals for a business unit equals 100%.

C. The CEO recommends and the GCC adopts, in their sole discretion, the assignment of an appropriate mix of business unit performance targets to each participant, based on the participant's position responsibilities and his ability to affect the results of the assigned business unit. Each business unit is assigned a weight, such that the sum of the weights of all business units equals 100%.

D. The CEO recommends and the GCC adopts definitions of performance levels (threshold, target and outstanding) for each financial goal.

                            V. PERFORMANCE EVALUATION

A. At the end of the plan year the financial results achieved by the Company and by each division are compared with previously set financial goals to determine the payout for each participant. The GCC may adjust the financial results for those events (1) through (7) in Section 4(b)(ii) of the Executive Annual Incentive Plan that occur during the plan year.

B.     Award Determination

     1. Acheivement of threshold performance of at least one financial goal of a performance target is necessary for a participant to receive a payout for that performance target.


     2. The unweighted payout factor for each financial goal is determined as follows::

          a. For performance at the below threshold level, the unweighted payout factor is zero.

          b. For performance at the threshold level, the unweighted payout factor is 25%.

          c. For performance between the threshold and target levels, the unweighted payout factor is determined on a pro-rata basis.

          d. For performance at the target level, the unweighted payout factor is 100%.

          e. For performance between the target and outstanding levels, the unweighted payout factor is determined on a pro-rata basis.

          f. For performance at or above the outstanding level, the unweighted payout factor is 200%.

     3. A participant's payout is determined by calculating the amount for achievement of each of the participant's performance targets, as follows:

          a. Each financial goal's unweighted payout factor x weighting of that financial goal equals the weighted payout factor.

          b. The sum of the weighted payout factors for a business unit equals the unit payout factor.

          c. The participant's base salary times the participant's target incentive percent times the business unit weight times the unit payout factor equals the participant's payout for that business unit.

          d. The sum of the payouts for all the business units assigned to a participant equals a participant's total payout.


                                   VI. PAYOUTS

A.   Payouts will be made within 90 days after the end of the plan year.

B. In the event of a participant's death, disability, retirement or leave of absence prior to payout from the plan, the payout, if any, will be determined by the GCC.

C. A participant who resigns, or whose employment is terminated by the Company, with or without cause, before payout from the plan is distributed, will not receive a payout. Exception to this provision shall be made only with the approval of the GCC, in its sole discretion.

D. A participant who transfers between divisions of the Company, will have his/her payout prorated to the nearest fiscal quarter for the time spent in each division, based on the achievement of performance target established for the position in each division.

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

                      VII. ADMINISTRATION AND OTHER MATTERS

A. The plan is effective for the plan year. It will terminate, subject to payout, if any, in accordance with and subject to the provisions of this plan.

B. This plan will be administered by the GCC who will have authority to interpret and administer this plan, including, without limitation, all questions regarding eligibility and status of the participant.

C. This plan may be withdrawn, amended or modified at any time, for any reason, in writing, by the Company.

D. The determination of an award and payout under this plan, if any, is subject to the approval of the GCC, in their sole discretion

E. No participant shall have any vested rights under this plan. This plan does not constitute a contract.

F. All deductions and other withholdings required by law shall be made to the participant's payout, if any.

                                                                 Exhibit 10.15




                             JOHN WILEY & SONS, INC.


          FY 2002 EXECUTIVE ANNUAL STRATEGIC MILESTONES INCENTIVE PLAN


                             ADMINISTRATIVE DOCUMENT







                                  CONFIDENTIAL








                                   MAY 1, 2001

                                    CONTENTS



      Section            Subject                                            Page
      -------            -------                                            ----

         I.              Definitions                                         2
        II.              Plan Objectives                                     3
        III.             Eligibility                                         3
        IV.              Performance Objectives and Measurement              3
         V.              Performance Evaluation                              3
        VI.              Payouts                                             5
        VII.             Administration and Other Matters                    6



                                 I. DEFINITIONS


Following are definitions for words and phrases used in this document. Unless the context clearly indicates otherwise, these words and phrases are considered to be defined terms and appear in this document in italicized print:

company    John Wiley & Sons, Inc.

plan The company's Fiscal Year 2002 Executive Annual Strategic Milestones Incentive Plan described in this document and any written amendments to this document.

plan year The twelve month period from May 1, 2001 to April 30, 2002.

Governance and Compensation Committee (the Committee) The committee of the company's Board of Directors (Board) responsible for reviewing executive compensation.

strategic milestone A participant's objective to achieve specific results for FY 2002, including interim revised strategic milestones, if any, as approved and communicated in writing, as described in Sections IV and V below. Strategic milestones are leading indicators of performance.

participant Any person who is eligible to and is selected to participate in the plan, as defined in Section III.

base salary The participant's base salary as of July 2, 2002, or the date of hire, or promotion into the plan, if later, adjusted for any increases or decreases during FY 2002, on a prorated basis and adjusted for any amount of time the participant may not be in the plan for reasons of hire, death, disability, retirement and/or termination.

payout Actual gross dollar amount paid to a participant under the plan, if any, for achievement of strategic milestones, as further discussed in this plan.

total annual incentive opportunity The total target amount a participant is eligible to receive from all annual incentive programs, including this plan.

target incentive percent The percent applied to the participant's total annual incentive opportunity to determine the target incentive amount. Generally, for the plan year 2002, the target incentive percent is 25%.

target incentive amount   The amount, if any, that a participant is eligible to
receive if a participant achieves 100% of his/her strategic milestones.

performance levels
      threshold The minimum acceptable level of achievement of strategic milestones. If threshold performance is achieved against all strategic milestones, a participant may earn 25% of the target incentive amount for which he/she is eligible.

      target Achievement in aggregate of target strategic milestones. Each individual strategic milestone is set at a level that is both challenging and achievable.

      outstanding Superior achievement of strategic milestones, both in quality and scope, with limited time and resources. If outstanding performance is achieved against strategic milestones, the maximum amount a participant may earn is 200% of the target incentive amount.

payout factor Percentage of strategic milestones deemed achieved, applied to the target incentive amount, used to determine the payout for which a participant is eligible.

                               II. PLAN OBJECTIVES

The purpose of the FY 2002 Executive Annual Strategic Milestones Incentive Plan is to enable the company to reinforce and sustain a culture devoted to excellent performance, reward significant contributions to the success of Wiley, and attract and retain highly qualified executives.

                                III. ELIGIBILITY

The participant is selected by the President and CEO of the company, from among those employees in key management positions deemed able to make the most significant contributions to the growth and profitability of the company, with the approval of the GCC. The President and CEO of the company is a participant.

                   IV. PERFORMANCE OBJECTIVES AND MEASUREMENT

A. Strategic milestones are non-financial individual objectives over which the participant has a large measure of control, which lead to, or are expected to lead to improved performance for the company in the future. Strategic milestones are determined near the beginning of the plan year by the participant, and approved by CEO or the participant's manager, if the CEO is not the participant's manager.

B. The strategic milestones for the President and CEO are reviewed and approved by the GCC.

C. The strategic milestones for the President and CEO should be appropriately reflected in those of all other employees at all levels. Each participant collaborates with his/her manager in setting strategic milestones. The strategic milestones may be revised during the plan year, as appropriate.

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

B. Each participant's manager will recommend a payout factor for achievement of all strategic milestones compared with the previously set objectives. In determining the payout factor, the overall performance on all strategic milestones will be considered. The CEO will recommend to the GCC for approval the payout factors for all other participants. The GCC will recommend to the Board for approval the payout factor for the CEO

C.     Award Determination

                       STRATEGIC MILESTONES PAYOUT AMOUNT

   total annual incentive opportunity X target incentive percent X payout factor

                    = Strategic Milestones Payout Eligibility


     1. Notwithstanding anything to the contrary, the maximum payout, if any, a participant may receive is 200% of the target incentive amount.

     2. The foregoing Strategic Milestones payout eligibility calculation is intended to set forth general guidelines on how awards are to be determined. The purpose of this plan is to motivate the participant to perform in an outstanding manner. The President and CEO has discretion under this plan to take into consideration the contribution of the participant, the participant's management of his/her organizational unit and other relevant factors, positive or negative, which impact the company's, the participant's organizational unit(s), and the participant's performance overall in determining whether to recommend granting or denying an award, and the amount of the award, if any. If the participant is the President and CEO, such discretion is exercised by the GCC and the Board.

                                   VI. PAYOUTS

A.   Payouts will be made within 90 days after the end of the plan year.

B. In the event of a participant's death, disability, retirement or leave of absence prior to payout from the plan, the payout, if any, will be determined by the President and CEO in his/her sole discretion, subject to any approval of the GCC, subject to any required Board approvals. If the participant is the President and CEO, such approval is required by the Board..

C. A participant who resigns, or whose employment is terminated by the company, with or without cause, before payout from the plan is distributed, will not receive a payout. Exception to this provision shall be made only with the approval of the Committee, subject to any required Board approvals. If the participant is the President and CEO, such approval is required by the Board.

D. A participant who transfers between divisions of the company, will have his/her payout prorated to the nearest fiscal quarter for the time spent in each division, based on the achievement of strategic milestones established for the position in each division, and based upon a judgment of the participant's contribution to the achievement of goals in each position, including interim revisions, if appropriate.

E. A participant who is appointed to a position with a different target incentive percent will have his/her payout prorated to the nearest fiscal quarter for the time spent in each position, based on the achievement of strategic milestones established for each position.

F. A participant who is hired or promoted into an eligible position during the plan year may receive a prorated payout as determined by the CEO, in his/her sole discretion, subject to the approval of the Committee.

                      VII. ADMINISTRATION AND OTHER MATTERS

A. The plan is effective for the plan year. It will terminate, subject to payout, if any, in accordance with and subject to the provisions of this plan.

C. This plan will be administered by the CEO, who will have authority to interpret and administer this plan, including, without limitation, all questions regarding eligibility and status of the participant, subject to the approval of the Committee required under this plan or the by-laws of the company.

C. This plan may be withdrawn, amended or modified at any time, for any reason, in writing, by the company.

D. The determination of an award and payout under this plan, if any, is subject to the approval of the President and CEO, the Committee, and the Board. This plan does not confer upon any participant the right to receive any payout, or payment of any kind whatsoever.

E. No participant shall have any vested rights under this plan. This plan does not constitute a contract.

G. All deductions and other withholdings required by law shall be made to the participant's payout, if any.