Form 10-K/A
period 2002-04-30
WILEY JOHN & SONS INC
filed 2002-07-25
CIK 107140

FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

     [x] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: April 30, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                        For the transition period from to
                         Commission file number 1-11507

                             JOHN WILEY & SONS, INC.
             (Exact name of Registrant as specified in its charter)

    NEW YORK                                          13-5593032
----------------------------------       ---------------------------------------
    State or other jurisdiction of                    I.R.S. Employer
    incorporation or organization                   Identification No.
    111 River Street, Hoboken, NJ                          07030
-----------------------------------      ---------------------------------------
Address of principal executive offices                  Zip Code

Registrant's telephone number including area code      (201) 748-6000
----------------------------------

 Securities registered pursuant to Section 12(b) of the Act:
Title of each class                    Name of each exchange on which registered
-------------------------------        ----------------------------------------
Class A Common Stock, par value $1.00 per share          New York Stock Exchange
Class B Common Stock, par value $1.00 per share          New York Stock Exchange

 Securities registered pursuant to Section 12(g) of the Act:
                             None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No____ -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _____

The number of shares outstanding of the Registrant's Class A and Class B Common Stock, par value $1.00 per share as of May 31, 2002, was 50,169,182 and 11,639,564 respectively, and the aggregate market value of such shares of Common Stock held by non-affiliates of the Registrant as of such date was $989,951,417 based upon the closing market price of the Class A and Class B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Definitive proxy Statement to be filed with the Commission on or about August 8, 2002 for the Annual Meeting of Shareholders to be held on September 19, 2002, (the "2002 Proxy Statement") is, to the extent noted below, incorporated by reference in Part III.

                              EXPLANATORY STATEMENT

This Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2002 (the "Form 10-K") is being filed for the purpose of correcting a typographical error. The typographical error is included in Item 6 "Selected Financial Data" to the Form 10-K. Working Capital at April 30, 2002 currently provided as "$(57,316)(a)" should be replaced by "$(45,134)(c)". No other changes are being made by means of this filing.

Item 6

The Company hereby amends Item 6 of the Form 10-K as follows:

                             Selected Financial Data

John Wiley & Sons, Inc. and Subsidiaries
Dollars in thousands except per share data                                 For the years ended April 30
                                                    ----------------------------------------------------------------------------

                                                          2002            2001           2000            1999            1998
--------------------------------------------------- --------------- -------------- --------------- --------------- --------------

Revenues                                               $734,396        $613,790       $606,024        $519,164        $478,075
Operating Income                                         87,763(a)       95,424         89,004          63,654          40,864
Gain on Sale of Publishing Assets                            --              --             --              --          21,292
Net Income                                               57,316 (a)      58,918         52,388          39,709          36,588(b)
Working Capital                                         (45,134)(c)     (57,226)(c)    (76,939)(c)      60,870          59,257
Total Assets                                            896,145         588,002        569,337         528,552         506,914
Long-Term Debt                                          235,000          65,000         95,000         125,000         125,000
Shareholders' Equity                                    276,650         220,023        172,738         162,212         160,751
--------------------------------------------------- --------------- -------------- --------------- --------------- --------------

Per Share Data
Income Per Share
     Diluted                                               .91 (a)         .93            .81             .60             .55(b)
     Basic                                                 .94 (a)         .97            .85             .63             .58(b)


Cash Dividends
     Class A Common                                        .18             .16             .14            .13             .11
     Class B Common                                        .18             .16             .13            .11             .10
     Book Value-End of Year                                4.48             3.62           2.85            2.60            2.51

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



                                          JOHN WILEY & SONS, INC.
                                -----------------------------------------------
                                               (Company)



                           By:  /s/  William J. Pesce
                                -----------------------------------------------
                                     William J. Pesce
                                     President and Chief Executive Officer

                           By:  /s/  Ellis E. Cousens
                                -----------------------------------------------
                                     Ellis E. Cousens
                                     Executive Vice President and
                                     Chief Financial & Operations Officer

                           By:  /s/  Peter W. Clifford
                                -----------------------------------------------
                                     Peter W. Clifford
                                     Senior Vice President, Finance
                                     & Chief Accounting Officer