Form 10-Q
period 2002-07-31
WILEY JOHN & SONS INC
filed 2002-09-16
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended July 31, 2002         Commission File No. 1-11507

                                       OR

[  ]             TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                         OF THE SECURITIES ACT OF 1934
                        For the transition period from to

                             JOHN WILEY & SONS, INC.
             (Exact name of Registrant as specified in its charter)

NEW YORK                                                        13-5593032
-----------------------------              -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

111 RIVER STREET, HOBOKEN NJ                                    07030
----------------------------               -------------------------------------
(Address of principal executive offices)                        Zip Code

Registrant's telephone number, including area code              (201) 748-6000
                                           -------------------------------------

                                 NOT APPLICABLE
        -----------------------------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report

Indicate by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding of each of the Registrant's classes of common stock as of July 31, 2002 were:

                         Class A, par value $1.00 - 50,111,154
                         Class B, par value $1.00 - 11,636,664



                  This is the first page of a 20 page document

                             JOHN WILEY & SONS, INC.

                                      INDEX





PART I - FINANCIAL INFORMATION                                          PAGE NO.

Item 1. Financial Statements.

        Condensed Consolidated Statements of Financial Position - Unaudited
         as of July 31, 2002 and 2001, and April 30, 2002......................3

        Condensed Consolidated Statements of Income - Unaudited
         for the Three Months ended July 31, 2002 and 2001.....................4

        Condensed Consolidated Statements of Cash Flows - Unaudited
          for the Three Months ended July 31, 2002 and 2001....................5

        Notes to Unaudited Condensed Consolidated Financial Statements......6-11

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................12-16

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........16-17

Item 4. Controls and Procedures...............................................17

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K......................................17

"Safe Harbor" Statement under the
     Private Securities Litigation Reform Act of 1995.........................18

SIGNATURES AND CERTIFICATIONS..............................................19-20

EXHIBITS

         99.1 - 18 U.S.C. Section 1350 Certificate by Company Officers

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)

                                                                                    (UNAUDITED)
                                                                                     July 31,                        April 30,
                                                                        ------------------------------------
Assets                                                                       2002                 2001                 2002
                                                                        ----------------     ---------------      ----------------

Current Assets

     Cash and cash equivalents                                        $          9,850                6,131     $        39,705
     Accounts receivable                                                       130,653               96,056             101,084
     Taxes receivable                                                            7,926                    -              18,664
     Inventories                                                                80,051               50,611              69,799
     Deferred income tax benefits                                               33,622               14,170              34,394
     Prepaid expenses                                                            9,111                9,217              11,613
                                                                        ----------------     ---------------      ----------------
                Total Current Assets                                           271,213              176,185             275,259

Product Development Assets                                                      57,388               42,848              63,055
Property and Equipment                                                          95,827               53,738              72,127
Intangible Assets                                                              471,811              281,171             464,394
Deferred income tax benefits                                                     1,794                2,956               1,351
Other Assets                                                                    20,064               17,681              19,959
                                                                        ----------------     ---------------      ----------------
                Total Assets                                          $        918,097              574,579     $       896,145
                                                                        ================     ===============      ================

Liabilities & Shareholders' Equity

Current Liabilities

     Notes payable and current portion of long-term debt              $         55,000               30,000     $        30,000
     Accounts and royalties payable                                            103,264               61,807              67,516
     Deferred subscription revenues                                             82,097               76,054             125,793
     Accrued income taxes                                                       13,652               11,426               9,769
     Other accrued liabilities                                                  66,434               34,095              87,315
                                                                        ----------------     ---------------      ----------------
                Total Current Liabilities                                      320,447              213,382             320,393

Long-Term Debt                                                                 235,000               65,000             235,000
Other Long-Term Liabilities                                                     51,133               35,286              49,827
Deferred Income Taxes                                                           14,572               21,154              14,275

Shareholders' Equity                                                           296,945              239,757             276,650
                                                                        ----------------     ---------------      ----------------
                 Total Liabilities & Shareholders' Equity             $        918,097              574,579     $       896,145
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

                     JOHN WILEY & SONS, INC AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                   (In thousands except per share information)


                                                                                                 Three Months
                                                                                                Ended July 31,
                                                                                      -----------------------------------
                                                                                           2002               2001
                                                                                      ----------------   ----------------

Revenues                                                                           $        206,437            161,044

Costs and Expenses
     Cost of sales                                                                           68,721             49,928
     Operating and administrative expenses                                                  102,367             76,233
     Amortization of intangibles                                                              2,176              4,346
     Unusual Item - Relocation related expenses                                               2,465                  -
                                                                                      ----------------   ----------------
     Total Costs and Expenses                                                               175,729            130,507
                                                                                      ----------------   ----------------

Operating Income                                                                             30,708             30,537

Interest Income and Other                                                                       293                439
Interest Expense                                                                             (2,030)            (1,143)
                                                                                      ----------------   ----------------

Interest Expense - Net                                                                       (1,737)              (704)
                                                                                      ----------------   ----------------
Income Before Taxes                                                                          28,971             29,833
Provision For Income Taxes                                                                    8,941             10,292

                                                                                      ----------------   ----------------
Net Income                                                                         $         20,030             19,541
                                                                                      ================   ================


Income Per Share

     Diluted                                                                       $           .32                .31
     Basic                                                                         $           .32                .32
Cash Dividends Per Share
     Class A Common                                                                $           .05                .05
     Class B Common                                                                $           .05                .05
Average Shares
     Diluted                                                                                 63,573             63,075
     Basic                                                                                   61,658             60,589


The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED

                                 (In thousands)


                                                                                               Three Months
                                                                                              Ended July 31,
                                                                                 -----------------------------------------
                                                                                       2002                     2001
                                                                                 ----------------           --------------
  Operating Activities

     Net income                                                                   $    20,030                  19,541
  Non-cash items

     Amortization of Intangibles                                                        2,176                   4,346
     Amortization of Composition Costs                                                  7,113                   5,369
     Depreciation of Property and Equipment                                             4,219                   3,626
     Other non-cash items                                                              18,207                   7,904
  Net change in operating assets and liabilities                                      (59,347)                (70,501)
                                                                                 ----------------           --------------
     Cash Used for Operating Activities                                                (7,602)                (29,715)
                                                                                 ----------------           --------------
  Investing Activities

     Additions to product development assets                                           (9,181)                 (8,798)
     Additions to property and equipment                                              (25,510)                 (5,201)
     Acquisition of publishing assets                                                  (7,812)                 (2,062)
                                                                                 ----------------           --------------
     Cash Used for Investing Activities                                               (42,503)                (16,061)
                                                                                 ----------------           --------------
  Financing Activities

     Net borrowings of short-term debt                                                 25,000                       -
     Purchase of treasury shares                                                       (3,531)                 (1,543)
     Cash dividends                                                                    (3,094)                 (2,738)
     Proceeds from exercise of stock options                                            1,125                   1,931
                                                                                 ----------------           --------------
     Cash Provided By (Used for) Financing Activities                                  19,500                  (2,350)
                                                                                 ----------------           --------------


  Effects of Exchange Rate Changes on Cash                                                750                   1,310
                                                                                 ----------------           --------------

  Cash and Cash Equivalents
     Decrease for Period                                                              (29,855)                (46,816)
     Balance at Beginning of Period                                                    39,705                  52,947
                                                                                 ----------------           --------------
     Balance at End of Period                                                     $     9,850                   6,131
                                                                                 ================           ==============

  Cash Paid/(Refunded) During the Period for

     Interest                                                                     $     5,394                   1,518
     Income taxes                                                                 $    (6,594)                  3,587


 The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of July 31, 2002 and 2001, and April 30, 2002, and results of operations and cash flows for the periods ended July 31, 2002 and 2001. The results for the three months ended July 31, 2002 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 2002.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified for comparability purposes.




2.       Comprehensive income was as follows:


                                                              Three Months
                                                             Ended July 31,
                                                      --------------------------
                                                         2002             2001
                                                      -----------   ------------
                                                             (thousands)
     Net Income                                          $20,030         19,541
     Other Comprehensive Income (Loss) - Transition
          adjustment for cash flow hedges as of May
          1, 2001                                              -           (583)

     Current period change in fair value of cash flow
          hedges                                             168            (15)

     Foreign currency translation adjustments              2,836            557
                                                      -----------   ------------
     Comprehensive Income                                $23,034         19,500
                                                      -----------   ------------

     A reconciliation of accumulated other comprehensive gain (loss) follows:

                                                    Three Months
                                                  Ended July 31, 2002
                                 ------------------------------------------------------
                                                      (thousands)

                                      Foreign              Cash
                                     Currency              Flow
                                    Translation           Hedges             Total
                                 ----------------     -------------      --------------
    Beginning Balance        $         (2,534)              (168)             (2,702)

    Change for period                   2,836                168               3,004
                                 ----------------     -------------      --------------

    Ending Balance           $            302                  -                 302
                                 ----------------     -------------      --------------


3. A reconciliation of the shares used in the computation of income per share follows:

                                                                                 Three Months
                                                                                Ended July 31,
                                                                   -----------------------------------------
                                                                         2002                   2001
                                                                   ------------------     ------------------
                                                                                 (thousands)
   Weighted average shares outstanding
                                                                          61,822                 60,846
   Less:  Unearned deferred compensation shares                             (164)                  (257)
                                                                   ------------------     ------------------
   Shares used for basic income per share                                 61,658                 60,589
   Dilutive effect of stock options and other stock awards                 1,915                  2,486
                                                                   ------------------     ------------------
   Shares used for diluted income per share                               63,573                 63,075
                                                                   ------------------     ------------------

4.        Inventories were as follows:


                                                    July 31,                  April 30,
                                         --------------------------------
                                             2002              2001              2002
                                         --------------    --------------    -------------
                                                           (thousands)

     Finished goods                            $69,105            46,413          $62,756

     Work-in-process                             7,710             4,293            6,845

     Paper, cloth and other                      6,949             3,396            3,811
                                         --------------    --------------    -------------

                                                83,764            54,102           73,412

     LIFO reserve                               (3,713)           (3,491)          (3,613)
                                         --------------    --------------    -------------

     Total inventories                         $80,051            50,611          $69,799
                                         --------------    --------------    -------------

5. The Company is a global publisher of print and electronic products, providing must-have content and services to customers worldwide. Core businesses include professional and consumer books and subscription services; scientific, technical, and medical journals, encyclopedias, books and online products and services; and educational materials for undergraduate and graduate students and lifelong learners. The Company has publishing, marketing, and distribution centers in the United States, Canada, Europe, Asia, and Australia. The Company's reportable segments are based on the management reporting structure used to evaluate performance. Segment information is as follows:

                                                                            Three Months Ended July 31,
                                               -----------------------------------------------------------------------------------
                                                                           2002                                       2001
                                               -----------------------------------------    --------------------------------------
                                                                                  (thousands)
                                                                 Inter-                                   Inter-
Revenues                                         External       segment                       External    segment
--------
                                                 Customers       Sales         Total         Customers      Sales        Total
                                               -------------- ------------- ------------    ------------- ----------- ------------

U.S. Segments:
     Professional/Trade                            $63,397        6,784         70,181          $35,769       3,587       39,356
     Scientific, Technical, and Medical             40,638        1,819         42,457           38,554       1,562       40,116
     Higher Education                               38,047        6,868         44,915           36,394       5,940       42,334
European Segment                                    43,432        4,460         47,892           34,389       3,366       37,755
Other Segment                                       20,923          237         21,160           15,938         219       16,157
Eliminations                                             -      (20,168)       (20,168)                -    (14,674)     (14,674)
                                               -------------- ------------- ------------    ------------- ----------- ------------
Total Revenues                                    $206,437             -       206,437         $161,044            -     161,044
                                               -------------- ------------- ------------    ------------- ----------- ------------

Direct Contribution to Profit
-----------------------------
U.S. Segments:
     Professional/Trade                                                        $14,292                                    $7,264
     Scientific, Technical, and Medical                                         20,317                                    17,939
     Higher Education                                                           18,158                                    17,117
European Segment                                                                16,036                                    13,350
Other Segment                                                                    3,612                                     3,420
                                                                            ------------                              ------------
Total Direct Contribution to Profit                                             72,415                                    59,090

Shared Services and Administrative Costs
     Distribution                                                              (11,054)                                   (6,958)
     Information Technology                                                     (8,522)                                   (6,860)
     Finance                                                                    (7,367)                                   (4,822)
     Other Administration                                                      (12,299)                                   (9,913)
                                                                            ------------                              ------------
Total Shared Services and Administration Costs                                 (39,242)                                  (28,553)
Unusual Items - Relocation Expenses                                             (2,465)                                        -
                                                                            ------------                              ------------
Operating Income                                                                30,708                                    30,537
Interest Expense  - Net                                                         (1,737)                                     (704)
                                                                            ------------                              ------------
Income Before Taxes                                                            $28,971                                   $29,833
                                                                            ------------                              ------------

6.   Acquisitions

     In the first quarter of fiscal year 2003 the Company made three acquisitions totaling approximately $7.8 million including a $6.5 million acquisition of teacher education titles from Prentice Hall Direct/Pearson Education.

     In September 2001, the Company acquired 100% of the outstanding shares of Hungry Minds, Inc. (Hungry Minds) for a total purchase price of approximately $184.9 million, consisting of approximately $90.2 million in cash for the common stock of Hungry Minds, $92.5 million in cash to enable Hungry Minds to repay its outstanding debt, and fees and expenses of approximately $2.2 million. The acquisition including 2,500 active titles which are available in 39 languages. Well-know brands include the For Dummies and Unofficial Guide series, the technological Bible and Visual series, Frommer's travel guides, CliffsNotes, Webster's New World Dictionary, Betty Crocker, and Weight Watchers.

     In fiscal year 2002, the Company also acquired four other businesses for purchase prices aggregating $35.1 million. These included: A&M Publishing Ltd., a U.K.-based publisher for the pharmaceutical and health care sectors, GIT Verlag GmbH, a German publisher for the chemical, pharmaceutical, biotechnology, security and engineering industries; and Frank J. Fabozzi Publishing and an Australian publisher, Wrightbooks Pty Ltd., both publishing high-quality finance books for the professional market.

7. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for by a single method - the purchase method. In addition, the statement requires the purchase price to be allocated to identifiable intangible assets in addition to goodwill if certain criteria are met.

     On May 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the requirement to amortize goodwill and those intangible assets that have indefinite useful lives, but requires an annual test for impairment or more frequently if impairment indicators arise. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company completed the initial evaluation and assessment of its goodwill and other intangible assets in accordance with SFAS 142. No impairment charge was required.

     The following table represents unaudited adjusted results of operations of the Company, giving effect to SFAS No. 142 as if it were adopted on May 1, 2001:

                                                                 Three Months Ended July 31,
                                                          -------------------------------------------
                                                                2002                     2001
                                                          -----------------        ------------------
                                                                         (thousands)
     Net income, as reported                                       $20,030                    19,541
     Add back: amortization expense net of tax
          Indefinite lived intangibles                                   -                     1,001
          Goodwill                                                       -                       970
                                                          -----------------        ------------------
     Adjusted net income                                           $20,030                    21,512

     Income per Diluted Share:
          As reported                                                $0.32                      0.31
          Adjusted                                                   $0.32                      0.34

     Income per Basic Share:
          As reported                                                $0.32                      0.32
          Adjusted                                                   $0.32                      0.36

     The following table summarizes the activity in goodwill by segment (in thousands):

                                                                                            Cummulative
                                                  As of             Acquisitions &         Translation &             As of
                                             April 30, 2002          Dispositions        Other Adjustments       July 31, 2002
                                           --------------------    ------------------    ------------------    -------------------
   Professional/Trade                             $146,191                    -                 (573)                145,618
   Scientific, Technical and Medical                23,193                    -                    -                  23,193
   European                                         18,010                    -                1,957                  19,967
   Other                                             1,705                    -                   18                   1,723
                                           --------------------    ------------------    -----------------     ------------------
   Total                                          $189,099                    -                1,402                 190,501


     The following table summarizes the activity in other intangibles subject to amortization (in thousands):

                                                   As of                     As of
                                               July 31, 2002             April 30, 2002
                                             -------------------        -----------------
   Acquired publication rights                     $150,971                 263,392
   Accumulated amortization                         (35,447)                (57,815)
                                             -------------------        -----------------
   Net acquired publication rights                  115,524                 205,577

   Covenants not to compete                           1,040                   1,257
   Accumulated amortization                            (686)                   (937)
                                             -------------------        -----------------
   Net covenants not to compete                         354                     320
                                              -------------------        -----------------
   Total                                           $115,878                 205,897
                                             ===================        =================

     The following table summarizes other intangibles not subject to amortization (in thousands):

                                                As of                       As of
                                           July 31, 2002                April 30, 2002
                                       ------------------------      ---------------------
     Acquired publication rights                $107,532                        11,498
     Branded trademarks                           57,900                        57,900
                                       ------------------------      ---------------------
                                                $165,432                        69,398
                                       ========================      =====================


     The Company recorded amortization expense of $2.2 million for the three months ended July 31, 2002 and $2.0 million on an adjusted basis for the three months ended July 31, 2001. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows: Fiscal 2003 $8.6 million; 2004 $8.4 million; 2005 $8.3 million, 2006 $8.0 million and 2007 $7.9 million. As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, these amounts may vary.

8.   Recent  Accounting   Standards

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal year 2004. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial position or results of operations.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective for fiscal year 2003. The adoption of SFAS No. 144 had no effect on the Company's financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146, which is effective prospectively for exit or disposal activities initiated after December 31, 2002, applies to costs associated with an exit activity, including restructurings, or with a disposal of long-lived assets. SFAS 146 requires that exit or disposal costs are recorded as an operating expense when the liability is incurred and can be measured at fair value. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of operations.

9.   Unusual  Item

     The first quarter fiscal 2003 results include an unusual charge of approximately $2.5 million, or $1.5 million after taxes, equal to $0.02 per diluted and basic share relating to the relocation of the Company's headquarters to Hoboken, New Jersey from New York City, and includes duplicate rent payments and moving expenses. In fourth quarter of fiscal year 2002, the Company reported an unusual charge of $12.3 million or $7.7 million after tax related to the relocation, including lease payments of approximately $10.2 million on the vacated premises. Included in the balance sheet at July 31, 2002 are accrued expenses of $11.3 million principally related to lease payments on the vacated offices in New York City.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
FIRST QUARTER ENDED JULY 31, 2002

Net income increased 10% to $21.5 million or $0.34 per diluted share, for the quarter, excluding $1.5 million of unusual charges related to the relocation of the company's headquarters and including the effect of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 compared with $19.5 million or $0.31 per diluted share in the first quarter last year. Including the unusual charges, net income in the first quarter of 2003 increased 3% to $20.0 million or $0.32 per diluted share, as compared to the prior year's quarter.

Revenues for the first quarter of 2003 of $206.4 million increased 28%, from $161.0 million in the prior year's quarter. The first quarter revenue increase was due to the combined effects of contributions from acquisitions, most notably Hungry Minds, and organic growth. Excluding Hungry Minds, revenues for the quarter were up 8% over the prior year.

In the first quarter, cost of sales and operating and administrative expenses increased by 38% and 34%, respectively. These increases were primarily due to the addition of Hungry Minds. In addition, the increase in operating and administrative expenses was due to incremental costs related to other acquisitions and foreign currency translation effects.

Operating income for the current quarter, excluding relocation expenses, increased 9% to $33.2 million, compared to $30.5 million in the prior year. Including the relocation charge, operating income increase 1% to $30.7 million. Pro forma results of operations for the first quarter excluding the unusual relocation charges were as follows:

                                                                   Three Months Ended July 31,
                                                             ----------------------------------------
                                                                   2002                  2001
                                                             -----------------     ------------------
                                                                           (thousands)
Operating income as reported                                      $30,708                30,537
Unusual relocation charge                                           2,465                     -
                                                             -----------------     ------------------
Operating income before unusual charge                            $33,173                30,537
                                                             =================     ==================

Net income as reported                                            $20,030                19,541
Unusual relocation charge, net of taxes                             1,479                     -
                                                             -----------------     ------------------
Net income before unusual charge                                  $21,509                19,541
                                                             =================     ==================

Income per diluted share as reported                                 $.32                   .31
Unusual relocation charge, net of taxes                               .02                     -
                                                             -----------------     ------------------
Income per diluted share before unusual charge                       $.34                   .31
                                                             =================     ==================

The effective tax rate was 30.9% in the current quarter, compared with 34.5% in the prior year's quarter and 29.3% in the full fiscal year 2002. The decrease from the prior years first quarter was principally due to lower foreign and state taxes. In addition, the absence of nondeductible goodwill amortization related to the adoption of SFAS No. 142 reduced the effective tax rate for the quarter.


In the first quarter, the Company adopted SFAS No. 142, which eliminates the amortization of goodwill and indefinite lived intangible assets. The after-tax impact of SFAS No. 142 was $2.0 million, or 3 cents per diluted share for the quarter.


SEGMENT RESULTS

Professional/Trade

U.S. Professional/Trade revenues of $70.2 million for the first quarter advanced 78% over the comparable prior year period, and the direct contribution to profit advanced 97% to $14.3 million. The increase was principally attributable to Hungry Minds, which was acquired in the second quarter of the prior year. All areas of the Professional/Trade business performed well, particularly consumer, culinary, reference, and travel, led by the Company's For Dummies, Webster's New World, Betty Crocker, and Frommer's brands. The direct contribution margin increased to 20.4% from 18.5% in the prior year principally due to product mix.

The travel program continued its strong recovery from the post-September 11th slowdown. A redesigned frommers.com site, launched in June, handled record traffic and book sales in July. During the quarter, England For Dummies won a Lowell Thomas Award, considered by many to be the most prestigious award in travel publishing.

Sales of the teacher education titles that Wiley acquired in late May from Prentice Hall-Direct/Pearson Education exceeded the Company's expectations. The combination of these titles with Wiley's strong education list, sold under the Jossey-Bass brand, has created a formidable presence for the Company in this category.

While the business book marketplace is struggling to regain momentum, Wiley's program fared well in the quarter with several best-selling frontlist titles, including Prechter/Conquer the Crash: You Can Survive and Prosper in a Deflationary Depression (a Wiley Europe title); Weiss/Ultimate Safe Money Guide; Byron/Martha Inc.; and Lencioni/Five Dysfunctions of A Team: A Leadership Fable. During the quarter, Wiley published the first book in the marketplace on the demise of Enron, Fusaro and Miller/What Went Wrong at Enron. In August, the Company licensed its BoldIdeas online business journal collection to ProQuest's ABI/INFORM(R) database for distribution to educational institutions, libraries, and other markets worldwide.

Wiley's technology publishing continued to improve its competitive position. The bright spots were in the consumer technology areas, including digital photography, digital imaging software, general PC technology, Windows XP, home networking, and eBay-related books. During the quarter, the Company signed a licensing agreement with Gemini Industries USA to extend its For Dummies brand into a new range of computer, home electronics, telephone, and gaming consumer technology products. In addition, a co-marketing/co-branding agreement was executed with Seybold Seminars and Publications for Wiley's Complete Course series.

Scientific, Technical And Medical (STM)

U.S. STM revenues of $42.5 million increased 6% over the prior year driven by the strong performance of the journals program (including a substantial subscription order from China), the positive effect of both new and renewed Wiley InterScience licenses, the renewal of publishing agreements for two society journals, and new products. The direct contribution to profit increased 13% to $20.3 from $17.9 million due to the same effects. The direct contribution margin improved to 47.9% in the current quarter compared with 44.7% in the prior year, as a result of improved journal margins.

Wiley InterScience continued to evolve as a global enterprise with its growth reflecting the research community's need for quality content, when and where they want it. Over the past year, the online service experienced a significant increase in the number of journal articles viewed with 73% growth from the prior year's quarter. Approximately 60% of Global STM journals are now licensed under Wiley InterScience. Several licenses were signed, including Takeda Chemical Industries and Sankyo Pharmaceutical in Japan; the Helmholtz Institute and the Max Planck Institute in Germany; and the University of Queensland in Australia.

The growth in usage also reflects the value to customers of linking agreements with third party providers. The reference links between Wiley InterScience and the American Chemical Society's Chemport went live during the quarter, enhancing efficiencies in the research process for chemists worldwide.

By the end of the quarter, OnlineBooks offered customers nearly 300 titles. In the May 1, 2002 issue of Library Journal, Ed Sugrue of the Harvard University
Libraries  described  OnlineBooks  as,  "An  extremely   user-friendly,   highly
effective means of organizing what until now has been exclusively print material
.. . .  The  service  as a  whole  is  excellent;  unreservedly  recommended  for academic, large public and scientific research libraries."

During the quarter, Wiley successfully launched the online edition of Current Protocols in Bioinformatics. The editors are Dr. Dan Davison (Bristol-Myers Squibb) and Dr. Andy Baxevanis, a bioinformatics expert based at the National Institutes of Health, and co-founder of the new International Genomics Consortium.

The Company continued to build its society journal publishing business with the renewal of the agreement with the American Association of Clinical Anatomists and the British Association of Clinical Anatomists to publish their jointly-owned journal, Clinical Anatomy, as well as the renewal of the affiliation agreement with the Academy for Eating Disorders to publish International Journal of Eating Disorders. The American Peptide Society has adopted the Wiley journal, Biopolymers - Peptide Science, as its official journal.

Higher Education

U.S. Higher Education revenues of $44.9 million increased 6% for the quarter from the prior year. The direct contribution to profit increased 6% to $18.2 million. Fueling this increase were sales of new editions of key titles including Tortora/Principles of Anatomy and Physiology; Hughes-Hallett/Calculus; Musser/Math for Teachers; and Weygandt/Financial Accounting; as well as the titles acquired from Thomson Learning in November of last year.

The acquisition of Fitzgerald Publishing Co., a small Company specializing in the life sciences, was completed during the first quarter. The acquisition brings to Wiley a microbiology textbook by Abigail Salyers, a prominent microbiologist at the University of Illinois-Urbana and president of the

American Society of Microbiology. Also notable are two new titles that will be published by Wiley's STM group: a revision of a successful Brain Atlas by Hanaway, Woolsey et al, and a new book on Evolutionary Psychology by Rossano, Hanaway, Woolsey et al.

During the quarter, an initiative was launched to offer access to STM's online Encyclopedia for Electrical and Electronic Engineering to students who purchase selected Higher Education textbooks in electrical engineering. This program will provide motivation to students and faculty to adopt and purchase Wiley textbooks, as well as enhance the visibility of the online encyclopedia.

Europe

European segment revenues of $47.9 million advanced 27% over the prior year's first quarter. The revenue growth was driven by the success of its Prechter/Conquer the Crash title; good results by journals, STM books, and Higher Education programs; and better-than-expected results from recent acquisitions. Two key titles, both authored by senior engineers at top telecom corporations, Tachikawa/W-CDMA and Holma/W-CDMA for UMTS, published successfully during the quarter. The direct contribution to profit of $16.0 million was 20% over the prior year. The direct contribution margin was 33.5% in the current period compared with 35.4% in the prior year mainly due to product mix.

We made progress in building Wiley's society journal publishing business in Europe, with the signing of an agreement with The International Society for Ultrasound in Obstetrics and Gynecology to publish Ultrasound in Obstetrics and Gynecology, as well as the Associazone Elettrotecnica Italiana to publish European Transactions in Telecommunications. In July, Wiley Europe published the first issue of Pharmaceutical Statistics in collaboration with the Association of Statisticians in the Pharmaceutical Industry.

Wiley's operations in Weinheim, Germany were relocated to new offices at the beginning of the quarter, and its operations in Chichester, United Kingdom were relocated to a new building in late August.

Other Segment

The other segment revenues advanced 31% for the quarter. In Asia, we achieved good results in Singapore, Hong Kong, India, and China. Singapore and Hong Kong appear to be recovering from the weak market conditions that prevailed throughout most of the previous year. Book sales in China continue to grow.

Throughout Asia, Wiley's subscription and translation rights businesses continued to perform impressively. Our translation rights business in China continued to grow at a rapid pace with 85 titles signed in the first quarter, double the number of titles signed during the same period last year. Wiley Australia successfully launched Voila, its new high school French program, in July.

Shared Services and Administrative Costs

Shared services and administrative costs increased $10.7 million to $39.2 million over the prior years first quarter mainly due to Hungry Minds and other acquisitions and the impact of foreign currency exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used $7.6 million of cash, or $22.1 million less than the prior year's comparable period. The increase was primarily due to higher non cash expenditures for author royalty advances earned, improved trade receivable collections, and increased accounts payable from relocation expenditures. The use of cash during this period is consistent with the seasonality of the journal subscription business and the educational segment's receipt cycle that occurs, for the most part, later in the fiscal year.

Investing activities used $42.5 million during the current quarter, or $26.4 million more than the comparable prior year period. Investing activities in the current period included the acquisition of titles from Prentice Hall Direct/Pearson Education for $6.5 million and capital expenditures, amounting to approximately $23 million, for the purchase of a building in the United Kingdom and leasehold improvements at the Company's new Hoboken, NJ headquarters.

Current year financing activities primarily reflect the purchase of treasury shares, dividend payments, and borrowings of $25.0 million from our line of credit to finance the investing activities.

Although the statement of financial condition indicates a negative working capital of $49.2 million, current liabilities include $82.1 million of deferred income related to journal subscriptions for which the cash has been received and which will be recognized in income as the journals are delivered to customers. The Company believes its cash balances together with existing credit facilities are sufficient to meet its obligations. The Company had $290.0 million of variable rate loans outstanding at July 31, 2002, which approximated fair value. The Company had $125.0 million available under its revolving credit facilities at July 31, 2002.

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

Interest Rates

The Company did not use any derivative financial investments to manage this exposure. The weighted average interest rate as of July 31, 2002 was approximately 2.61%. A hypothetical 1% change in interest rates for the variable rate debt would affect annual net income and cash flow by approximately $1.3 million.

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

Credit Risk

The Company's business is not dependent upon a single customer; however, the industry has experienced a significant concentration in national, regional, and online bookstore chains in recent years. Although no one book customer accounts for more than 8% of total fiscal 2002 consolidated revenues, the top ten book customers account for approximately 31% of total fiscal 2002 consolidated revenues and approximately 48% of total gross trade accounts receivable at April 30, 2002. To mitigate its credit risk exposure, the Company obtains credit insurance where available and economically justifiable. In the journal publishing business, subscriptions are primarily sourced through independent subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Monies are generally collected in advance from subscribers by the subscription agents and are remitted to the journal publisher, including the Company, generally prior to the commencement of the subscriptions. Although at fiscal year-end the Company had minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 25% of total fiscal 2002 consolidated revenues and no one agent accounts for more than 7% of total fiscal 2002 consolidated revenues. Insurance for these accounts is not commercially feasible and/or available.





ITEM 4.   CONTROLS AND PROCEDURES

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Accordingly, no corrective actions were required or undertaken.




PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         99.1 - 18 U.S.C.  Section 1350 Certificate by Company Officers

(b)      Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended July 31, 2002.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                               JOHN WILEY & SONS, INC.
                               Registrant




                               By        /s/ William J. Pesce
                                        -----------------------
                                        William J. Pesce
                                        President and
                                        Chief Executive Officer



                               By         /s/ Ellis E. Cousens
                                        -----------------------
                                        Ellis E. Cousens
                                        Executive Vice President and
                                        Chief Financial & Operations Officer




                               By         /s/ Edward J. Melando
                                        -----------------------
                                        Edward J. Melando
                                        Vice President, Controller and
                                        Chief Accounting Officer





                                        Dated:  September 16, 2002

                                 CERTIFICATIONS



     I, William J. Pesce, certify that:

-    I have  reviewed this  quarterly  report on Form 10-Q of John Wiley & Sons,
     Inc.;

- Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

- Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


                                By       /s/ William J. Pesce
                                         -----------------------
                                         William J. Pesce
                                         President and
                                         Chief Executive Officer

                                         Dated:  September 16, 2002




     I, Ellis E. Cousens, certify that

-    I have  reviewed this  quarterly  report on Form 10-Q of John Wiley & Sons,
     Inc.;

- Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

- Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

                               By         /s/ Ellis E. Cousens
                                        -----------------------
                                        Ellis E. Cousens
                                        Executive Vice President and
                                        Chief Financial & Operations Officer


                                        Dated:  September 16, 2002

                                                                  Exhibit 99.01


                            CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of John Wiley & Sons, Inc. (the "Company") on Form 10-Q for the period ending July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William J. Pesce, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of section 13(a) or 15
          (d)  of  the  Securities  Exchange  Act  of  1934  (as  amended),   as
          applicable; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         /s/William J. Pesce
         William J. Pesce
         President and
         Chief Executive Officer

         September 16, 2002



     In connection with the Quarterly Report of John Wiley & Sons, Inc. (the "Company") on Form 10-Q for the period ending July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ellis E. Cousens, Executive Vice President and Chief Financial & Operations Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of section 13(a) or 15
          (d)  of  the  Securities  Exchange  Act  of  1934  (as  amended),   as
          applicable; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


         /s/Ellis E. Cousens
         Ellis E. Cousens
         Executive Vice President and
         Chief Financial & Operations Officer


         September 16, 2002