Form 10-Q
period 2002-10-31
WILEY JOHN & SONS INC
filed 2002-12-12
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended October 31, 2002      Commission File No. 1-11507

                                       OR

[  ]             TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                          OF THE SECURITIES ACT OF 1934
                        For the transition period from to

                             JOHN WILEY & SONS, INC.
             (Exact name of Registrant as specified in its charter)

NEW YORK                                             13-5593032
-----------------------------           ---------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

111 RIVER STREET, HOBOKEN NJ                          07030
-----------------------------           ----------------------------------------
(Address of principal executive offices)             Zip Code

Registrant's telephone number, including area code     (201) 748-6000


                                 NOT APPLICABLE
                 ----------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report

Indicate by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding of each of the Registrant's classes of common stock as of October 31, 2002 were:

                        Class A, par value $1.00 - 49,960,103
                        Class B, par value $1.00 - 11,626,664


                  This is the first page of a 24 page document

                             JOHN WILEY & SONS, INC.

                                      INDEX





PART I - FINANCIAL INFORMATION                                          PAGE NO.

Item 1.  Financial Statements.

         Condensed Consolidated Statements of Financial Position - Unaudited
            as of October 31, 2002 and 2001, and April 30, 2002..............  3

         Condensed Consolidated Statements of Income - Unaudited
            for the Three and Six Months ended October 31, 2002 and 2001.....  4

         Condensed Consolidated Statements of Cash Flows - Unaudited
            for the Six Months ended October 31, 2002 and 2001...............  5

         Notes to Unaudited Condensed Consolidated Financial Statements.....6-11

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................12-16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....... 19-20

Item 4.  Controls and Procedures............................................  20

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................... 20

SIGNATURES AND CERTIFICATIONS............................................. 21-23

EXHIBITS

     99.1 - 18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer

     99.2 - 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)

                                                                                    (UNAUDITED)
                                                                                    October 31,                      April 30,
                                                                        ------------------------------------
Assets                                                                       2002                 2001                 2002
                                                                        ----------------     ---------------      ----------------
Current Assets

     Cash and cash equivalents                                        $         21,414               21,719     $        39,705
     Accounts receivable                                                       145,470              124,432             101,084
     Taxes receivable                                                            5,372               12,282              18,664
     Inventories                                                                80,454               73,027              69,799
     Deferred income tax benefits                                               33,496               34,641              34,394
     Prepaid expenses                                                            9,480               11,631              11,613

                                                                        ----------------     ---------------      ----------------
                Total Current Assets                                           295,686              277,732             275,259

Product Development Assets                                                      59,609               60,627              63,055
Property and Equipment                                                         101,453               60,563              72,127
Intangible Assets                                                              472,333              404,908             464,394
Deferred income tax benefits                                                    12,418                2,786               1,351
Other Assets                                                                    20,382               20,777              19,959
                                                                        ----------------     ---------------      ----------------
                Total Assets                                          $        961,881              827,393     $       896,145
                                                                        ================     ===============      ================

Liabilities & Shareholders' Equity

Current Liabilities

     Notes payable and current portion of long-term debt              $        125,000               80,000     $        30,000
     Accounts and royalties payable                                            104,850               91,186              67,516
     Deferred subscription revenues                                             51,977               35,658             125,793
     Accrued income taxes                                                       17,131               13,971               9,769
     Other accrued liabilities                                                  65,163               62,265              87,315
                                                                        ----------------     ---------------      ----------------
                Total Current Liabilities                                      364,121              283,080             320,393

Long-Term Debt                                                                 200,000              235,000             235,000
Other Long-Term Liabilities                                                     58,166               44,929              49,827
Deferred Income Taxes                                                           14,651                9,457              14,275

Shareholders' Equity                                                           324,943              254,927             276,650
                                                                        ----------------     ---------------      ----------------
                 Total Liabilities & Shareholders' Equity             $        961,881              827,393     $       896,145
                                                                        ================     ===============      ================

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                     JOHN WILEY & SONS, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                   (In thousands except per share information)

                                                                     Three Months                             Six Months
                                                                  Ended October 31,                       Ended October 31,
                                                      ---------------------------------------   -----------------------------------
                                                               2002              2001                  2002               2001
                                                      --------------------   ----------------   -------------------   -------------

  Revenues                                         $          223,008           176,201      $       429,445            337,245

  Costs and Expenses
       Cost of sales                                           77,251            56,957              145,972            106,885
       Operating and administrative expenses                  107,371            86,011              209,738            162,244
       Amortization of intangibles                              2,535             4,320                4,711              8,666
       Unusual Item - Relocation related expenses                   -                 -                2,465                  -
                                                   --------------------   ----------------   -------------------   ---------------
       Total Costs and Expenses                               187,157           147,288              362,886            277,795
                                                   --------------------   ----------------   -------------------   ---------------

  Operating Income                                             35,851            28,913               66,559             59,450

  Interest Income and Other - Net                                 228              (181)                 521                258
  Interest Expense                                             (2,352)           (1,816)              (4,382)            (2,959)
                                                   --------------------   ----------------   -------------------   ---------------
  Interest Expense - Net                                       (2,124)           (1,997)              (3,861)            (2,701)
                                                   --------------------   ----------------   -------------------   ---------------
  Income Before Taxes                                          33,727            26,916               62,698             56,749
  Provision (Benefit) For Income Taxes                         (1,004)            9,002                7,937             19,294
                                                   --------------------   ----------------   -------------------   ---------------
  Net Income                                       $           34,731             17,914     $        54,761             37,455
                                                   ====================   ================   ===================   ===============


  Income Per Share
       Diluted                                     $             .55               .28       $          0.86               0.59
       Basic                                       $             .57               .29       $          0.89               0.62

  Cash Dividends Per Share
       Class A Common                              $             .05               .05       $          0.10               0.09
       Class B Common                              $             .05               .05       $          0.10               0.09

  Average Shares
       Diluted                                                 63,092             63,175              63,370             62,977
       Basic                                                   61,429             60,862              61,580             60,578

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED
                                 (In thousands)

                                                                               For The Six Months
                                                                                Ended October 31,
                                                                           ---------------------------
                                                                             2002                2001
                                                                           --------            -------
  Operating Activities

  Net income                                                     $         54,761    $         37,455
  Non-cash items
     Amortization of Intangibles                                            4,711               8,666
     Amortization of Composition Costs                                     14,753              12,094
     Depreciation of Property and Equipment                                11,793               8,337
     Other non-cash items                                                  13,796              13,148
  Net change in operating assets and liabilities                          (95,880)            (97,952)
  Payment of acquisition related liabilities                                    -             (11,363)
                                                                           ------             --------
     Cash Provided By (Used for) Operating Activities                       3,934             (29,615)
                                                                           ------             --------

  Investing Activities
     Additions to product development assets                              (22,655)            (20,579)
     Additions to property and equipment                                  (39,212)            (13,014)
     Acquisition of publishing assets                                      (7,812)           (184,742)
                                                                          --------           ---------
     Cash Used for Investing Activities                                   (69,679)           (218,335)
                                                                          --------           ---------

  Financing Activities
     Net borrowings of short-term debt                                     90,000              50,000
     Borrowings of long-term debt                                               -             200,000
     Repayment of long-term debt                                          (30,000)            (30,000)
     Purchase of treasury shares                                           (8,117)             (1,841)
     Cash dividends                                                        (6,172)             (5,490)
     Proceeds from exercise of stock options                                1,442               2,690
                                                                          -------            --------
     Cash Provided By Financing Activities                                 47,153             215,359
                                                                          -------            --------

  Effects of Exchange Rate Changes on Cash                                    301               1,363
                                                                          -------            --------

  Cash and Cash Equivalents
     Decrease for Period                                                  (18,291)            (31,228)
     Balance at Beginning of Period                                        39,705              52,947
                                                                          -------             --------
     Balance at End of Period                                    $         21,414    $         21,719
                                                                          =======             ========

Supplemental Information
     Business Acquired:
          Fair Value of assets acquired                          $          7,842    $        247,611
          Liabilities assumed                                                 (30)            (62,869)
                                                                           ------             --------
          Cash paid for businesses acquired                      $          7,812    $        184,742
                                                                           ======             ========

     Cash Paid (Refunded) During the Period for:
          Interest                                               $          7,467    $          3,405
          Income taxes - Net                                     $         (1,554)   $          9,029


The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of John Wiley & Sons, Inc., and Subsidiaries (the "Company") as of October 31, 2002 and 2001, and April 30, 2002, and results of operations and cash flows for the periods ended October 31, 2002 and 2001. The results for the three months and six months ended October 31, 2002 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 2002.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified for comparability purposes. 2. Comprehensive income was as follows (in thousands):


                                                          Three Months                        Six Months
                                                       Ended October 31,                  Ended October 31,
                                                 ------------------------------    --------------------------------
                                                      2002              2001             2002              2001
                                                 -----------      -------------    -------------     --------------

Net Income                                          $34,731             17,914          $54,761             37,455
Other Comprehensive Income (Loss) -
Transition adjustment for cash flow
           hedges as of May 1, 2001                       -                  -                -               (583)
      Period change in fair value of cash
           flow hedges                                    -                 47              168                 32
      Foreign currency translation
           adjustments                                  253               (824)           3,089               (267)
                                                 -----------      -------------    -------------     --------------
Comprehensive Income                                $34,984             17,137          $58,018             36,637
                                                 ===========      =============    =============     ==============



A reconciliation of accumulated other comprehensive gain (loss) follows (in thousands):

                                         Three Months Ended October 31, 2002               Six Months Ended October 31, 2002
                                         -----------------------------------               ---------------------------------
                                     Beginning       Change for         Ending         Beginning        Change for        Ending
                                     Balance          Period           Balance          Balance           Period         Balance
                                  -------------    ------------     ------------    --------------     ------------    -----------
Foreign currency
translation adjustment        $            302             253             555   $        (2,534)            3,089            555
Cash flow hedge                              -               -               -              (168)              168              -
                                  -------------    ------------     ------------    --------------     ------------    -----------
Total                         $            302             253             555   $        (2,702)            3,257            555
                                  =============    ============     ============    ==============     ============    ===========

3. A reconciliation of the shares used in the computation of income per share follows (in thousands):

                                                       Three Months                           Six Months
                                                     Ended October 31,                    Ended October 31,
                                             ----------------------------------    ---------------------------------
                                                  2002               2001              2002               2001
                                             ---------------    ---------------    --------------    ---------------

   Weighted average shares outstanding
                                                   61,588             61,135             61,742            60,844
   Less:  Unearned deferred compensation
         shares                                      (159)              (273)              (162)             (266)
                                             ---------------    ---------------    --------------    ---------------
   Shares used for basic income per share          61,429             60,862             61,580            60,578
   Dilutive effect of stock options and
         other stock awards                         1,663              2,313              1,790             2,399
                                             ---------------    ---------------    --------------    ---------------
    Shares used for diluted income per share       63,092             63,175             63,370            62,977
                                             ===============    ===============    ==============    ===============

     For the three and six months ended October 31, 2002 and 2001, options to purchase shares of Class A common stock of 2.1 million and 1.2 million, respectively, have been excluded from the shares used for diluted income per share as their inclusion would have been antidilutive.

4. Inventories were as follows (in thousands):

                                               October 31, April 30,
                                         --------------------------------
                                               2002              2001             2002
                                         --------------    --------------    -------------


     Finished goods                            $70,783            67,797          $62,756

     Work-in-process                             6,708             4,479            6,845

     Paper, cloth and other                      6,777             4,042            3,811
                                         --------------    --------------    -------------
                                                84,268            76,318           73,412

     LIFO reserve                               (3,814)           (3,291)          (3,613)
                                         --------------    --------------    -------------

     Total inventories                         $80,454            73,027          $69,799
                                         ==============    ==============    =============

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

                                                                          Three Months Ended October 31,
                                                -----------------------------------------------------------------------------------
                                                                  2002                                       2001
                                                -----------------------------------------    --------------------------------------
                                                                                    (thousands)
                                                                  Inter-                                     Inter-
                                                  External       segment                       External     segment
                                                  Customers       Sales         Total         Customers      Sales        Total
                                                -------------- ------------- ------------    ------------- ----------- ------------
Revenues
--------
U.S. Segments:
     Professional/Trade                             $80,506        9,153         89,659          $53,782       3,844       57,626
     Scientific, Technical, and Medical              40,339        2,077         42,416           40,215       1,565       41,780
     Higher Education                                28,954        7,621         36,575           27,835       7,103       34,938
European Segment                                     51,406        3,671         55,077           38,521       2,695       41,216
Other Segment                                        21,803          132         21,935           15,848         186       16,034
Eliminations                                              -      (22,654)       (22,654)                -    (15,393)     (15,393)
                                                -------------- ------------- ------------    ------------- ----------- ------------
Total Revenues                                     $223,008             -       223,008         $176,201            -     176,201
                                                -------------- ------------- ------------    ------------- ----------- ------------

Direct Contribution to Profit
-----------------------------
U.S. Segments:
     Professional/Trade                                                         $27,492                                   $15,018
     Scientific, Technical, and Medical                                          20,400                                    18,696
     Higher Education                                                             8,625                                    10,997
European Segment                                                                 17,039                                    13,146
Other Segment                                                                     4,050                                     2,952
                                                                             ------------                              ------------
Total Direct Contribution to Profit                                              77,606                                    60,809

Shared Services and Administrative Costs
----------------------------------------
     Distribution                                                               (11,410)                                   (8,621)
     Information Technology                                                     (10,665)                                   (6,779)
     Finance                                                                     (6,744)                                   (5,560)
     Other Administration                                                       (12,936)                                  (10,936)
                                                                             ------------                              ------------
Total Shared Services and Administration Costs                                  (41,755)                                  (31,896)
                                                                             ------------                              ------------
Operating Income                                                                 35,851                                    28,913
Interest Expense  - Net                                                          (2,124)                                   (1,997)
                                                                             ------------                              ------------
Income Before Taxes                                                             $33,727                                   $26,916
                                                                             ============                              ============


                                                                            Six Months Ended October 31,
                                                 -----------------------------------------------------------------------------------
                                                                   2002                                       2001
                                                 -----------------------------------------    --------------------------------------
                                                                                       (thousands)
                                                                   Inter-                                     Inter-
                                                   External       segment                       External     segment
                                                   Customers       Sales         Total         Customers      Sales        Total
                                                 -------------- ------------- ------------    ------------- ----------- ------------
Revenues
--------
U.S. Segments:
     Professional/Trade                             $143,903       15,937        159,840          $89,551       7,431       96,982
     Scientific, Technical, and Medical               80,977        3,896         84,873           78,769       3,127       81,896
     Higher Education                                 67,001       14,489         81,490           64,229      13,043       77,272
European Segment                                      94,838        8,131        102,969           72,910       6,061       78,971
Other Segment                                         42,726          369         43,095           31,786         405       32,191
Eliminations                                               -      (42,822)       (42,822)               -     (30,067)     (30,067)
                                                 -------------- ------------- ------------    ------------- ----------- ------------
Total Revenues                                      $429,445             -       429,445         $337,245           -      337,245
                                                 -------------- ------------- ------------    ------------- ----------- ------------

Direct Contribution to Profit
-----------------------------
U.S. Segments:
     Professional/Trade                                                          $41,784                                   $22,282
     Scientific, Technical, and Medical                                           40,717                                    36,635
     Higher Education                                                             26,783                                    28,114
European Segment                                                                  33,075                                    26,496
Other Segment                                                                      7,662                                     6,372
                                                                              ------------                              ------------
Total Direct Contribution to Profit                                              150,021                                   119,899

Shared Services and Administrative Costs
----------------------------------------
     Distribution                                                                (22,464)                                  (15,579)
     Information Technology                                                      (19,187)                                  (13,639)
     Finance                                                                     (14,111)                                  (10,382)
     Other Administration                                                        (25,235)                                  (20,849)
                                                                              ------------                              ------------
Total Shared Services and Administration Costs                                   (80,997)                                  (60,449)
Unusual Items - Relocation Expenses                                               (2,465)                                        -
                                                                              ------------                              ------------
Operating Income                                                                  66,559                                    59,450
Interest Expense  - Net                                                           (3,861)                                   (2,701)
                                                                              ------------                              ------------
Income Before Taxes                                                              $62,698                                   $56,749
                                                                              ============                              ============

6.   Acquisitions

     In the first quarter of fiscal year 2003 the Company made three acquisitions totaling approximately $7.8 million including a $6.5 million acquisition of teacher education titles from Prentice Hall Direct/Pearson Education.

     In September 2001, the Company acquired 100% of the outstanding shares of Hungry Minds, Inc. (Hungry Minds) for a total purchase price of approximately $184.9 million, consisting of approximately $90.2 million in cash for the common stock of Hungry Minds, $92.5 million in cash to enable Hungry Minds to repay its outstanding debt, and fees and expenses of approximately $2.2 million. The acquisition including 2,500 active titles which are available in 39 languages. Well-known brands include the For Dummies and Unofficial Guide series, the technological Bible and Visual series, Frommer's travel guides, CliffsNotes, Webster's New World Dictionary, Betty Crocker, and Weight Watchers. During the second quarter of fiscal 2003, the Company finalized its purchase accounting for this acquisition.

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

     The following table represents unaudited adjusted net income of the Company, giving effect to SFAS No. 142 as if it were adopted on May 1, 2001

                                                     Three Months Ended October 31,       Six Months Ended October 31,
                                                     -----------------------------     ------------------------------
                                                         2002             2001             2002             2001
                                                     -----------      ------------     -----------      -------------
Net income, as reported                                 $34,731            17,914         $54,761           37,455
Add back: amortization expense, net of tax
     Indefinite lived intangibles                             -             1,000               -            2,001
     Goodwill                                                 -               991               -            1,961
                                                     -----------      ------------     -----------      -------------
Adjusted net income                                     $34,731            19,905         $54,761           41,417
                                                     ===========      ============     ===========      =============
Income per Diluted Share:
     As reported                                          $0.55              0.28           $0.86             0.59
     Adjusted                                             $0.55              0.32           $0.86             0.66

Income per Basic Share:
     As reported                                          $0.57              0.29           $0.89             0.62
     Adjusted                                             $0.57              0.33           $0.89             0.68


The following table summarizes the activity in goodwill by segment (in thousands):

                                                                                        Cummulative
                                              As of             Acquisitions &         Translation &               As of
                                         April 30, 2002          Dispositions        Other Adjustments       October 31, 2002
                                       --------------------    ------------------    ------------------    ----------------------

   Professional/Trade                         $146,191                    -                2,053                 148,244
   Scientific, Technical and Medical            23,193                    -                    -                  23,193
   European                                     18,010                    -                1,580                  19,590
   Other                                         1,705                    -                   42                   1,747
                                       --------------------    ------------------    -----------------     ----------------------
   Total                                      $189,099                    -                3,675                 192,774
                                       ====================    ==================    =================     ======================


The following table summarizes the activity in other intangibles subject to amortization (in thousands):

                                                    As of                           As of
                                               October 31, 2002                April 30, 2002
                                             ---------------------           --------------------
   Acquired publication rights                     $152,295                        263,392
   Accumulated amortization                         (38,570)                       (57,815)
                                             ---------------------           --------------------
    Net acquired publication rights                 113,725                        205,577

   Covenants not to compete                           1,590                          1,257
   Accumulated amortization                            (872)                          (937)
                                             ---------------------           --------------------
     Net covenants not to compete                       718                            320
                                             ---------------------           --------------------
   Total                                           $114,443                        205,897
                                             =====================           ====================

     Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows: Fiscal 2003 $9.3 million; 2004 $9.1 million; 2005 $8.9 million, 2006 $8.6 million and 2007 $8.5 million. As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, these amounts may vary.

     The following table summarizes other intangibles not subject to amortization (in thousands):

                                          As of                       As of
                                    October 31, 2002              April 30, 2002
                                  ----------------------      ---------------------
     Acquired publication rights          $107,216                      11,498
     Branded trademarks                     57,900                      57,900
                                  ----------------------      ---------------------
                                          $165,116                      69,398
                                  ======================      =====================


8.   Recent Accounting Standards
     ---------------------------
     In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal year 2004. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective for fiscal year 2003. The adoption of SFAS No. 144 had no effect on the Company's financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146, which is effective prospectively for exit or disposal activities initiated after December 31, 2002, applies to costs associated with an exit activity, including restructurings, or with a disposal of long-lived assets. SFAS 146 requires that exit or disposal costs are recorded as an operating expense when the liability is incurred and can be measured at fair value. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of operations.

9.   Special  Items
     --------------
     The first quarter fiscal 2003 results include an unusual charge of approximately $2.5 million, or $1.5 million after taxes, equal to $0.02 per diluted share relating to the relocation of the Company's headquarters to Hoboken, New Jersey from New York City, and includes duplicate rent payments and moving expenses. In fourth quarter of fiscal year 2002, the Company reported an unusual charge of $12.3 million or $7.7 million after tax related to the relocation, including lease payments of approximately $10.2 million on the vacated premises. Included in the balance sheet at October 31, 2002 is an accrued liability of $5.8 million principally related to the remaining lease payments on the vacated offices in New York City.

     During the second quarter of fiscal year 2003 the Company merged several of its European subsidiaries into a new legal entity, which enabled the Company to increase the tax-deductible asset basis of the merged subsidiaries to the current market value creating a tax asset greater than the related book value. The increase in tax basis resulted in a $12.0 million $.19 per diluted share tax benefit recognized as income for the period and a deferred tax asset in the Consolidated Statement of Financial Position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -
SECOND QUARTER ENDED OCTOBER 31, 2002

Net income for the second quarter increased 27% to $22.7 million or $0.36 per diluted share excluding a one-time $12.0 million tax benefit and including the effect of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, compared with $17.9 million or $0.28 per diluted share in the second quarter of last year. Net income for the second quarter of fiscal year 2003 including the one-time tax benefit, was $34.7 million or $0.55 per diluted share. The one-time tax benefit of $12.0 million or $0.19 per diluted share recognized in the second quarter of fiscal year 2003 is described below.

Revenues for the second quarter of 2003 of $223.0 million increased 27%, from $176.2 million in the prior year's quarter. The second quarter revenue increase was principally due to the combined effects of contributions from acquisitions, most notably Hungry Minds, and organic growth in the Professional/Trade business. Continuing improvement in Asian markets, excluding Japan, also contributed to the year-to-year revenue growth. Excluding Hungry Minds, revenues for the quarter advanced 11% over the prior year.

In the second quarter, cost of sales and operating and administrative expenses increased by 36% and 25%, respectively. The increase in cost of sales as a percent of revenue was principally due to product mix and the addition of Hungry Minds. While Hungry Minds has attractive financial characteristics, its gross profit as a percent of revenue is lower than the Company's consolidated gross margin. Operating and administrative expense increases reflect the incremental costs related to acquisitions, depreciation on new facilities and other non-recurring corporate costs.

Operating income for the current quarter increased 24% to $35.9 million, compared to $28.9 million in the prior year.

During the second quarter, the company merged several of its European subsidiaries into a new legal entity, which enabled the company to increase the tax-deductible asset basis of the merged subsidiaries to the current market value. Under U.S. accounting principles, the tax benefit attributable to the increase in tax basis is immediately included in income. From an economic perspective, the cash benefit of this change will be recognized pro-rata over a 15 year period. Excluding the one-time tax benefit in the current quarter, the effective tax and the effect of SFAS No. 142 rate was 32.7%, compared with 33.4% in the prior year's quarter.

In the first quarter, the Company adopted SFAS No. 142, which eliminates the amortization of goodwill and indefinite lived intangible assets. The after-tax impact of SFAS No. 142 was approximately $2.0 million, or 3 cents per diluted share for the current quarter.

Operating income and net income for the second quarter excluding the one-time tax benefit and the elimination of amortization of goodwill and indefinite life intangibles was as follows (in thousands):

                                       Quarter Ending October 31,
                               -------------------------------------------
                                      2002                    2001
                               --------------------    -------------------
Operating Income as reported        $35,851                  28,913
One-time tax benefit                      -                   2,416
                               --------------------    -------------------
Operating income as adjusted        $35,851                  31,329
                               ====================    ===================

Net Income as reported               34,731                  17,914
SFAS No. 142, net of taxes                -                   1,991
One-time tax benefit                (12,025)                      -
                               --------------------    -------------------
Net Income as adjusted               22,706                  19,905
                               ====================    ===================


SEGMENT RESULTS

Professional/Trade
------------------

U.S. Professional/Trade revenues of $89.7 million for the second quarter advanced 56% over the comparable prior year period, and the direct contribution to profit advanced 83% to $27.5 million. The increase was mainly attributable to the addition of Hungry Minds, which was acquired on September 21, 2001, and organic growth. Excluding Hungry Minds, Professional/Trade revenues for the quarter were up 9%. The direct contribution margin increased to 30.7% from 26.1% in the prior year principally due to the addition of Hungry Minds consumer titles.

The Company's business program showed strength in a soft marketplace. Eight titles were on major bestseller lists during the quarter, including
Prechter/Conquer the Crash: You Can Survive and Prosper in a Deflationary Depression; Lencioni/Five Dysfunctions of a Team: A Leadership Fable; Tyson and Brown/Home Buying For Dummies; JK Lasser's Your Income Tax 2002;
Kindleberger/Manias, Panics and Crashes: A History of Financial Crises, 4th Edition; Byron/Martha Inc; Brennan/Straight Talk on Investing; and Fusaro and Miller/What Went Wrong at Enron. The Company recently published a second book about Enron, which received positive reviews from The New York Times and Barrons. Enron: The Rise and Fall was written by Loren Fox, a highly respected financial writer who follows the energy markets.

The Company announced a strategic alliance with MindLeaders to extend the For Dummies brand into a high-quality and engaging self-paced online product for the corporate market. The Company also began a publishing alliance with Morningstar, Inc., the investment research firm based in Chicago, to publish the 2003 editions of Stocks 500 and Funds 500, as well as new branded titles.

The Company's consumer areas performed well, particularly cooking, reference, and travel, led by the Betty Crocker, For Dummies, Frommer's, and Webster's New World brands. Dummies.com re-launched in September, providing a vibrant new website for this popular brand.

The Company's technology publishing did well with its consumer titles in areas such as digital photography, digital imaging software, general PC technology, Windows XP, home networking, eBay, and CD/DVD recording. The Art of Deception by the infamous hacker Kevin Mitnick launched in October, generating strong sales worldwide. The Company's professional/academic programs in architecture, culinary/hospitality, psychology and teacher education had a solid second quarter. Highlights include successful releases of Chin/Architectural Graphics, 4/e, and Gisslen/Professional Cooking, 5/e, as well as strong backlist sales of the National Restaurant Association Educational Foundation's food sanitation books.

Scientific, Technical And Medical (STM)
--------------------------------------

U.S. STM revenues of $42.4 million increased 2% over the prior year. Journals continued to perform well as a result of new and renewed Wiley InterScience licenses and journal subscriptions. Although some key frontlist books, notably Considine's Van Nostrand Scientific Encyclopedia, are exceeding expectations, overall book sales have been sluggish. In addition, revenues in the quarter were affected somewhat by delayed publication schedules. The direct contribution to profit increased 9% to $20.4 million from $18.7 million mainly due to the same effects. Globally, STM revenues increased 12% for the second quarter.

Wiley InterScience's momentum in the second quarter reflects the continuing demand from the research community for its quality content. Over the past year, the online service experienced a significant increase in the number of journal articles viewed with 71% growth from the prior year's second quarter. Several Enhanced Access Licenses were signed during the quarter, including with HeBIS Consortium in Germany and Kyushu University in Japan.

The Company continues to add content and functionality to Wiley InterScience to meet customer needs and increase its revenue base. At the end of the quarter, the British Journal of Surgery MobileEdition launched, delivering surgeons rapid access to its comprehensive and current research information via the convenience of their PDA's. As part of the Company's strategy to increase revenue growth from its online STM book program, three new major reference works were launched online in October. A new feature called Profiled Alerts was introduced, allowing registered users to save search queries and trigger e-mail alerts when content is published that matches the search query.

Wiley author and longstanding journal editorial board member, Kurt Wuthrich, was awarded the Nobel Prize in Chemistry in October. Also named, as a Nobel Laureate in Physiology or Medicine was H. Robert Horvitz, co-recipient of the first Wiley Prize in the BioMedical Sciences.

As part of the Company's strategy to accelerate growth in its journal program and leverage its Wiley InterScience investment, the Company's renewed its journal publishing agreements with several societies during the quarter, including Cancer, a publication of the American Cancer Society; Arthritis & Rheumatism; Arthritis Care & Research; Environmental and Molecular Mutagenesis; Muscle & Nerve; Clinical Anatomy; and Teratology.

In August, building on an existing relationship with IEEE Press, the Company signed an agreement with the IEEE Computer Society, the world's leading organization of computer professionals, to develop and publish a co-branded imprint of books in the fields of computer science and software engineering, as well as to distribute IEEE Computer Society Press backlist titles.

Higher Education
----------------

Second quarter U.S. Higher Education revenues of $36.6 million increased 5% as compared to the prior year. Driving this growth were sales of Tortora/Principles

Of Anatomy and Physiology 10/e; Kieso/Intermediate Accounting 10/e Update; Halliday/Fundamentals Of Physics 6/e; Hughes-Hallet/Calculus 3/e; Cutnell/Physics 7/e; and the titles acquired last year from Thomson Learning. Revenue growth in the U.S. continued to be slowed by sluggish market conditions in engineering. The direct contribution to profit decreased 22% to $8.6 million, principally due to product development costs, product mix and investment in an e-learning initiative. Globally, Higher Education revenues increased 8% for the second quarter.

Several new textbooks were published during the second quarter, including Barnett/Analytic Trigonometry with Applications, 8/e; Botkin/Environmental Science, 4/e; DeBlij/Concepts and Regions in Geography; DeBlij/Human Geography, 7/e; Haykin/Signals and Systems, 2/e; Kieso/Fundamentals of Intermediate Accounting with CD; Schermerhorn/Organizational Behavior, 8/e; and Stern/Cobol, 10/e.

Traffic on our Higher Education website, which offers online learning materials on more than 2,000 subsites to support and supplement textbooks, has increased significantly. The traffic was driven by the increased number of student companion sites, as well as the enhanced value of the materials on these sites.

Europe
------

European segment revenues of $55.1 million advanced 34% over the prior year's second quarter driven by acquisition and organic growth. Excluding acquisitions (Hungry Minds, GIT Verlag, and A&M Publishing), revenues for the quarter were up 12%. The direct contribution to profit of $17.0 million was 30% over the prior year. The direct contribution margin was 30.9% in the current period compared with 31.9% in the prior year mainly due to product mix. Revenue growth was fueled by strong performances in the journals program, as well professional/trade titles and acquisitions. Top-selling Wiley titles in Europe during the quarter included: Prechter /Conquer the Crash; Tortora/Principles of Anatomy and Physiology; Devlin/Textbook of Biochemistry with Clinical Correlations, and the journal, Numerical Methods in Engineering. Higher Education sales were also healthy, with especially strong growth from indigenous textbooks.

The Company's European segment published the first issue of Wilmott, a new magazine for quantitative finance professionals. The magazine, which is a subscription publication with some advertising, is being marketed successfully on Paul Wilmott's website. Mr. Wilmott, who has written or co-authored four Wiley books, has been described by the Financial Times as a "cult derivatives lecturer" and commands a large following.

Other Segment
-------------

The other segment revenues advanced 37% for the quarter due to strong revenue from the journals program, as well as the book businesses outside of Japan and Australia, where the markets have been soft. Rapid growth of the Company's subscription and translation rights businesses continued in Asia, notably in China. In India, the Company's joint-venture company has performed well with its sales of technology and For Dummies titles.

The Company's Asia subsidiary published its first indigenous title with the World Economic Forum, Recreating Asia, was launched in September at the Forum's Asian conference in Kuala Lumpur with support from the Malaysian Prime Minister, Dr. Mahathir. The second title, China: Enabling a New Era, will publish in January 2003.

The Company's Australia subsidiary was awarded an "Employer of Choice for Women" citation by the Australian Federal Government's Equal Opportunity for Women in the Workplace Agency. Only one hundred companies received this much-coveted designation out of the nearly 3,000 that applied.

Shared Services and Administrative Costs
----------------------------------------

Shared services and administrative costs increased $9.9 million to $41.8 million over the prior years second quarter mainly due to acquisitions, most notably Hungry Minds and other corporate costs.




RESULTS OF OPERATIONS -
SIX MONTHS ENDED OCTOBER 31, 2002

Revenues for the first six months of $429.4 million advanced 27% compared with $337.2 million in the prior year period. Operating income increased 16% to $69.0 million, compared with $59.5 million in the prior year excluding $2.5 million of unusual charges related to the relocation of the company's headquarters in the first quarter of fiscal year 2003 and including the effect of the adoption of SFAS No. 142. Including the relocation charge, operating income for the first half of fiscal year 2003 was $66.6 million.

Excluding the relocation charges and the one-time tax benefit of $12.0 million, net income advanced 18% to $44.2 million, and income per diluted share increased 19% to $.70. Operating income and net income excluding the relocation charges, the one-time tax benefit and the elimination of amortization of goodwill and indefinite life intangibles for the six month period were as follows (in thousands):

                                                   Six Months Ended October 31,
                                            ------------------------------------------
                                                   2002                    2001
                                            --------------------    ------------------
Operating Income as reported                        $ 66,559                59,450
Unusual relocation charges                             2,465                     -
SFAS No. 142                                               -                 4,810
                                            --------------------    ------------------
  Operating income as adjusted                      $ 69,024                64,260
                                            ====================    ==================

Net Income as reported                              $ 54,761                37,455
Unusual relocation charges, net of taxes               1,479                     -
SFAS No. 142, net of taxes                                -                  3,962
One-time tax benefit                                 (12,025)                    -
                                            --------------------    -----------------
  Net income as adjusted                            $ 44,215                41,417
                                            ====================    =================


Cost of sales as a percentage of revenues was 34.0% compared with 31.7% in the prior year. Operating and administrative expenses as a percentage of revenues were 48.8%, compared with 48.1% in the prior year's first six months. Operating expenses increased 29% over the prior year. The operating margin was 16.1% compared with 17.6% in the prior year period, excluding the unusual relocation charge and including the effects of SFAS No. 142. The reduction in gross margin was principally due to the Hungry Minds acquisition. While Hungry Minds has attractive financial characteristics, its gross margin is lower than the Company's consolidated gross margin.

Interest expense net of interest income increased $1.2 million as a result of higher debt mainly due to the financing of the Hungry Minds acquisition.

Excluding the one-time tax benefit of $12.0 million, the effective tax rate was 31.8% in the current six month period compared with 34.0% in the prior year. The decline is mainly due to lower foreign taxes. In addition, the absence of nondeductible goodwill amortization related to the adoption of SFAS No. 142 reduced the effective tax rate for the quarter.

SEGMENT RESULTS

Professional/Trade
------------------
U.S. Professional/Trade revenues of $159.8 million for the first six months advanced 65% over the comparable prior year period and the direct contribution to profit advanced 88% to $41.8 million, reflecting the positive effect of the Hungry Minds acquisition and organic growth. Excluding Hungry Minds, revenue grew by 4%. The direct contribution margin in the first six months of fiscal year 2003 was 26.1% as compared to 23.0% in the prior year.

Scientific, Technical and Medical (STM)
---------------------------------------
U.S. STM revenues of $84.9 million increased 4% over the prior year led by stronger renewal rates in the journal programs and the addition of three new society journals. The direct contribution to profit increased 11% to $40.7 million. Globally, STM revenue for the first half of the year increased 12% over the prior year period.

Higher Education
----------------
U.S. Higher Education revenues of $81.5 million increased 5% from the prior year. The direct contribution to profit decreased 5% to $26.8 million mainly due to product mix, product development costs and investment in an e-learning initiative. The direct contribution margin decreased to 32.9% compared with 36.4% in the prior year. Globally Higher Education revenue for the first half of the year increased 7% over the prior year period.

Europe
------
European revenues of $103.0 million for the first six months advanced 30% and the direct contribution to profit of $33.1 million increased 25% over the prior year. The improvement was principally due to the strong sales of journal and professional/trade titles in addition to revenue from acquisitions.

Other Segments
--------------
The other segment revenues of $43.1 million for the first six months advanced 34% and the direct contribution margin increased 20% over the prior year. The improvement was mainly due to additional revenue from the sale of Hungry Mind titles, higher sales of Canadian professional/trade and higher education titles and growth of the Company's subscription and translation rights business in Asia.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities for the first half of fiscal 2003 provided $3.9 million of cash, as compared to a use of $29.6 million in the prior period. The improvement reflected higher net income and lower acquisition related payments this year. The first six months of the Company's fiscal year is a period of cash use consistent with the cyclicality of the journal subscription business and the Higher Education segments receipts.

Investing activities used $69.7 million for the first half of fiscal 2003 as compared to $218.3 million in the prior year period. Investing activities in the current six month period included the acquisition of titles from Prentice Hall Direct/Pearson Education for $6.5 million and $27.4 million capital expenditures for the purchase of a building in the United Kingdom and leasehold improvements at the Company's new Hoboken, NJ headquarters. Capital expenditures excluding acquisitions for the full fiscal year 2003 are projected to be approximately $131 million, including $45 million of relocation expenditures in the U.S. and Europe.

Current year financing activities primarily reflect the purchase of treasury shares, dividend payments, and borrowings of $90.0 million from our line of credit to finance the investing activities and the payment of $30.0 million against long-term debt. As expected, the Company's cash requirements peaked during the second quarter due to the cyclicality of the Company's business and expenditures related to the relocation of the Company's headquarters to Hoboken, New Jersey. The Company expects borrowing to decline for the remainder of the year.

Although the statement of financial condition indicates a negative working capital of $68.4 million, current liabilities include $52.0 million of deferred income related to journal subscriptions for which the cash has been received and which will be recognized in income as the journals are delivered to customers. The Company believes its cash balances together with existing credit facilities are sufficient to meet its obligations. The Company had $325.0 million of variable rate loans outstanding at October 31, 2002, which approximated fair value. The Company had $60.0 million available under its revolving credit facilities at October 31, 2002.

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

Interest Rates

The Company did not use any derivative financial investments to manage this exposure. The weighted average interest rate as of October 31, 2002 was approximately 2.60%. A hypothetical 1% change in interest rates for the variable rate debt would affect annual net income and cash flow by approximately $1.7 million.

Foreign Exchange Rates

The Company is exposed to foreign currency exchange movements primarily in European, Asian, Canadian and Australian currencies. Consequently, the Company and its subsidiaries, from time to time, enter into foreign exchange forward contracts as a hedge against foreign currency asset, liability, commitment, and anticipated transaction exposures, including intercompany purchases. At October 31, 2002 the Company has no outstanding foreign exchange contracts. The Company does not use derivative financial instruments for trading or speculative purposes.

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


ITEM 4.   CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and regulations. The Company's Chief Executive Officer and Chief Financial Officer, together with the Chief Accounting Officer and other members of the Company's management, have conducted an evaluation of these disclosure controls and procedures as of a date within 90 days prior to the date of filing this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect such internal controls subsequent to this evaluation. Accordingly, no corrective actions were required or undertaken with respect to the internal controls.

PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         99.1 - 18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer

         99.2 - 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

(b) Reports on Form 8-K
        No reports on Form 8-K were filed during the quarter ended October 31, 2002.

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





                                    Dated:   December 12, 2002

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

     - The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     - The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                    a) all significant deficiencies in the design or operation of internal controls which would adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     - The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


                                          By       /s/ William J. Pesce
                                                   -----------------------
                                                   William J. Pesce
                                                   President and
                                                   Chief Executive Officer

                                                   Dated:  December 12, 2002

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

     - The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     - The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                    a) all significant deficiencies in the design or operation of internal controls which would adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     - The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.



                                  By         /s/ Ellis E. Cousens
                                           -----------------------
                                           Ellis E. Cousens
                                           Executive Vice President and
                                           Chief Financial & Operations Officer


                                           Dated:  December 12, 2002

                                                                   Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


          In connection with the Quarterly Report of John Wiley & Sons, Inc. (the "Company") on Form 10-Q for the period ending October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William J. Pesce, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

               (1) The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934 (as amended), as applicable; and

               (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



         /s/William J. Pesce
         ------------------
         William J. Pesce
         President and
         Chief Executive Officer

         December 12, 2002

                                                                   Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


          In connection with the Quarterly Report of John Wiley & Sons, Inc. (the "Company") on Form 10-Q for the period ending October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ellis E. Cousens, Executive Vice President and Chief Financial & Operations Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

               (1) The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934 (as amended), as applicable; and

               (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



         /s/Ellis E. Cousens
         -------------------
         Ellis E. Cousens
         Executive Vice President and
         Chief Financial & Operations Officer

         December 12, 2002