Form 10-Q
period 2003-01-31
WILEY JOHN & SONS INC
filed 2003-03-14
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended January 31, 2003      Commission File No. 1-11507

                                       OR

[  ]             TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                          OF THE SECURITIES ACT OF 1934
                        For the transition period from to

                             JOHN WILEY & SONS, INC.
                             -----------------------
             (Exact name of Registrant as specified in its charter)

NEW YORK                                                        13-5593032
-------------------------------                ---------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

111 RIVER STREET, HOBOKEN NJ                                    07030
------------------------------                 ---------------------------------
(Address of principal executive offices)                        Zip Code

Registrant's telephone number, including area code              (201) 748-6000
                                               ---------------------------------

                                 NOT APPLICABLE
                         -------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report

Indicate by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding of each of the Registrant's classes of common stock as of January 31, 2003 were:

                     Class A, par value $1.00 - 50,081,330
                     Class B, par value $1.00 - 11,575,964


                  This is the first page of a 27 page document

                             JOHN WILEY & SONS, INC.

                                      INDEX





PART I - FINANCIAL INFORMATION                                                                     PAGE NO.

Item 1.    Financial Statements.

           Condensed Consolidated Statements of Financial Position - Unaudited
              as of January 31, 2003 and 2002, and April 30, 2002........................................3

           Condensed Consolidated Statements of Income - Unaudited
              for the Three and Nine Months ended January 31, 2003 and 2002..............................4

           Condensed Consolidated Statements of Cash Flows - Unaudited
              for the Nine Months ended January 31, 2003 and 2002....................................... 5

           Notes to Unaudited Condensed Consolidated Financial Statements.............................6-13

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................................................14-21

Item 3.    Quantitative and Qualitative Disclosures About Market Risk................................21-22

Item 4.    Controls and Procedures......................................................................22

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.............................................................22

SIGNATURES AND CERTIFICATIONS........................................................................23-25

EXHIBITS

         99.1 - 18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer

         99.2 - 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)


                                                                                    (UNAUDITED)
                                                                                    January 31,                      April 30,
                                                                        ------------------------------------      ----------------
Assets                                                                       2003                 2002                 2002
                                                                        ----------------     ---------------      ----------------
Current Assets

     Cash and cash equivalents                                        $         31,941               80,487     $        39,705
     Accounts receivable                                                       157,698              137,535             101,084
     Taxes receivable                                                            4,238               10,168              18,664
     Inventories                                                                80,545               68,994              69,799
     Deferred income tax benefits                                               33,331               34,915              34,394
     Prepaid expenses                                                           10,566               11,194              11,613
                                                                         ----------------     ---------------      ----------------
                Total Current Assets                                           318,319              343,293             275,259


Product Development Assets                                                      62,107               63,266              63,055
Property and Equipment                                                         109,756               63,501              72,127
Intangible Assets                                                              280,142              249,666             275,295
Goodwill                                                                       193,392              170,427             189,099
Deferred Income Tax Benefits                                                    11,410                2,182               1,351
Other Assets                                                                    20,459               20,230              19,959
                                                                         ----------------     ---------------      ----------------
                Total Assets                                          $         995,585             912,565     $       896,145
                                                                         ================     ===============      ================
Liabilities & Shareholders' Equity

Current Liabilities

     Current portion of long-term debt                                $         35,000               30,000     $        30,000
     Accounts and royalties payable                                             99,106               87,870              67,516
     Deferred subscription revenues                                            148,524              146,224             125,793
     Accrued income taxes                                                       21,753               18,897               9,769
     Other accrued liabilities                                                  64,183               63,312              87,315
                                                                         ----------------     ---------------      ----------------
                Total Current Liabilities                                      368,566              346,303             320,393


Long-Term Debt                                                                 200,000              235,000             235,000
Other Long-Term Liabilities                                                     59,991               46,428              49,827
Deferred Income Taxes                                                           15,004               10,324              14,275

Shareholders' Equity                                                           352,024              274,510             276,650
                                                                        ----------------     ---------------      ----------------
                 Total Liabilities & Shareholders' Equity             $        995,585              912,565     $       896,145
                                                                        ================     ===============      ================

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                     JOHN WILEY & SONS, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                   (In thousands except per share information)

                                                                  Three Months                             Nine Months
                                                                 Ended January 31,                       Ended January 31,
                                                    ---------------------------------------   -------------------------------------
                                                              2003              2002                  2003               2002
                                                    --------------------   ----------------   -------------------   ---------------


  Revenues                                          $          221,196           207,981      $       650,641            545,226

  Costs and Expenses
       Cost of sales                                            72,674            70,657              218,646            177,542
       Operating and administrative expenses                   109,122            98,213              318,860            260,457
       Amortization of intangibles                               2,548             4,395                7,259             13,061
       Unusual Item - Relocation related expenses                    -                 -                2,465                  -
                                                    --------------------   ----------------   -------------------   ---------------
       Total Costs and Expenses                                184,344           173,265              547,230            451,060
                                                    --------------------   ----------------   -------------------   ---------------

  Operating Income                                              36,852            34,716              103,411             94,166

  Interest Income and Other - Net                                  713              (215)               1,234                 43
  Interest Expense                                              (2,086)           (2,149)              (6,468)            (5,108)
                                                    --------------------   ----------------   -------------------   ---------------
  Interest Expense - Net                                        (1,373)           (2,364)              (5,234)            (5,065)
                                                    --------------------   ----------------   -------------------   ---------------

  Income Before Taxes                                           35,479            32,352               98,177             89,101
  Provision For Income Taxes                                    11,259            11,000               19,196             30,294
                                                    --------------------   ----------------   -------------------   ---------------

  Net Income                                        $           24,220            21,352      $        78,981             58,807
                                                    --------------------   ----------------   -------------------   ---------------

  Income Per Share
       Diluted                                      $             .39               .34       $          1.25               0.93

       Basic                                        $             .39               .35       $          1.28               0.97

  Cash Dividends Per Share
       Class A Common                               $             .05               .05       $          0.15               0.14
       Class B Common                               $             .05               .05       $          0.15               0.14

  Average Shares
       Diluted                                                  62,575            63,376               63,202             63,036
       Basic                                                    61,447            60,961               61,505             60,632


The accompanying Notes are an integral part of the condensed consolidated financial statements.

          JOHN WILEY & SONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED
                                 (In thousands)

                                                                        For The Nine Months
                                                                         Ended January 31,
                                                                    ---------------------------
                                                                        2003             2002
                                                                    ------------      ---------

  Operating Activities
  --------------------
  Net income                                               $           78,981   $         58,807
  Non-cash items
     Amortization of Intangibles                                        7,259             13,061
     Amortization of Composition Costs                                 22,019             18,206
     Depreciation of Property and Equipment                            17,903             12,315
     Other non-cash items                                              27,906             29,351
  Net change in operating assets and liabilities                      (15,794)            (1,635)
  Payment of acquisition related liabilities                                -            (12,544)
                                                                     -----------        ----------
     Cash Provided By Operating Activities                            138,274            117,561
                                                                     -----------        ----------
  Investing Activities
  --------------------
     Additions to product development assets                          (36,452)           (32,921)
     Additions to property and equipment                              (51,476)           (20,059)
     Acquisition of publishing assets                                  (7,835)          (200,599)
                                                                     -----------        ----------
     Cash Used for Investing Activities                               (95,763)          (253,579)
                                                                     -----------        ----------
  Financing Activities
  --------------------
     Borrowings of long-term debt                                           -            200,000
     Repayment of long-term debt                                      (30,000)           (30,000)
     Purchase of treasury shares                                      (10,380)            (2,783)
     Cash dividends                                                    (9,259)            (8,245)
     Proceeds from exercise of stock options                            1,990              3,722
                                                                     -----------        ----------
     Cash Provided By (Used for) Financing Activities                 (47,649)           162,694
                                                                     -----------        ----------
  Effects of Exchange Rate Changes on Cash                             (2,626)               864
                                                                     -----------        ----------
  Cash and Cash Equivalents
     Increase (decrease) for Period                                    (7,764)            27,540
     Balance at Beginning of Period                                    39,705             52,947
                                                                     -----------        ----------
     Balance at End of Period                              $           31,941   $         80,487
                                                                     ===========        ==========
Supplemental Information
     Businesses Acquired:
          Fair value of assets acquired                    $            7,865   $        268,258
          Liabilities assumed                                             (30)           (67,659)
                                                                     -----------        ----------
          Cash paid for businesses acquired                $            7,835   $        200,599
                                                                     ===========        ==========
     Cash Paid (Refunded) During the Period for:
          Interest                                         $            9,689   $          5,028
          Income taxes - Net                               $           (1,194)  $         10,261

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of John Wiley & Sons, Inc., and Subsidiaries (the "Company") as of January 31, 2003 and 2002, and April 30, 2002, and results of operations and cash flows for the periods ended January 31, 2003 and 2002. The results for the three months and nine months ended January 31, 2003 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 2002.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to provide a more meaningful comparison.

2.   Comprehensive income was as follows (in thousands):


                                                              Three Months                        Nine Months
                                                            Ended January 31,                  Ended January 31,
                                                      ------------------------------    --------------------------------
                                                         2003              2002             2003              2002
                                                      -----------      -------------    -------------     --------------

     Net Income                                          $24,220           21,352            $78,981         58,807
     Other Comprehensive Income (Loss), net of
          taxes -
          Transition adjustment for cash flow
          hedges as of May 1, 2001                             -                  -                -           (454)
           Period change in fair value of cash
                flow hedges                                    -             (115)               168           (212)
           Foreign currency translation
                adjustments                                6,834             (447)             9,923           (714)
                                                      -----------      -------------    -------------     --------------
    Comprehensive Income                                 $31,054           20,790            $89,072         57,427
                                                      ===========      =============    =============     ==============


     A reconciliation of accumulated other comprehensive gain (loss) follows (in thousands):

                                           Three Months Ended January 31, 2003               Nine Months Ended January 31, 2003
                                           -----------------------------------               ----------------------------------
                                       Beginning       Change for       Ending            Beginning        Change for      Ending
                                        Balance          Period           Balance          Balance           Period        Balance
                                      -------------    ------------     ------------    --------------     ------------   ----------
Foreign currency translation
adjustment                        $            555           6,834           7,389   $        (2,534)            9,923        7,389
Cash flow hedge                                  -               -               -              (168)              168            -
                                      -------------    ------------     ------------    --------------     ------------    ---------
Total                             $            555           6,834           7,389   $        (2,702)           10,091        7,389
                                      =============    ============     ============    ==============     ============    =========

3. A reconciliation of the shares used in the computation of income per share follows (in thousands):

                                                       Three Months                          Nine Months
                                                     Ended January 31,                    Ended January 31,
                                             ----------------------------------    ---------------------------------
                                                  2003               2002              2003               2002
                                             ---------------    ---------------    --------------    ---------------
   Weighted average shares outstanding            61,656             61,238             61,682            60,901
   Less:  Unearned deferred compensation
         shares                                     (209)              (277)              (177)             (269)
                                             ---------------    ---------------    --------------    ---------------
   Shares used for basic income per share         61,447             60,961             61,505            60,632
   Dilutive effect of stock options and
         other stock awards                        1,128              2,415              1,697             2,404
                                             ---------------    ---------------    --------------    ---------------
   Shares used for diluted income per share       62,575             63,376             63,202            63,036
                                             ===============    ===============    ==============    ===============


   For the three and nine months ended January 31, 2003 and 2002, options to purchase shares of Class A common stock of 2.1 million and 1.2 million, respectively, have been excluded from the shares used for diluted income per share as their inclusion would have been antidilutive.


4. Inventories were as follows (in thousands):


                                                    January 31,                 April 30,
                                         --------------------------------    -------------
                                             2003              2002              2002
                                         --------------    --------------    -------------

     Finished goods                         $71,345             62,278         $62,756

     Work-in-process                          6,927              5,602           6,845

     Paper, cloth and other                   6,186              4,505           3,811
                                         --------------    --------------    -------------
                                             84,458             72,385          73,412

     LIFO reserve                            (3,913)            (3,391)         (3,613)
                                         --------------    --------------    -------------
     Total inventories                      $80,545             68,994         $69,799
                                         ==============    ==============    =============

5. The Company is a global publisher of print and electronic products, providing must-have content and services to customers worldwide. Core businesses include professional and consumer books and subscription services; scientific, technical, and medical journals, encyclopedias, books and online products and services; and educational materials for undergraduate and graduate students, and lifelong learners. The Company has publishing, marketing, and distribution centers in the United States, Canada, Europe, Asia, and Australia. Certain prior year amounts have been reclassified to provide a more meaningful comparison. The Company's reportable segments are based on the management reporting structure used to evaluate performance. Segment information is as follows:




                                                                          Three Months Ended January 31,
                                                -----------------------------------------------------------------------------------
                                                                  2003                                       2002
                                                -----------------------------------------    --------------------------------------
                                                                                     (thousands)

                                                                  Inter-                                    Inter-
                                                  External       segment                       External     segment
                                                  Customers       Sales         Total         Customers      Sales        Total
                                                -------------- ------------- ------------    ------------- ----------- ------------
Revenues
--------
U.S. Segments:
     Professional/Trade                             $72,809        8,999         81,808          $76,105      $3,569       79,674
     Scientific, Technical, and Medical              37,486        2,194         39,680           36,619       2,126       38,745
     Higher Education                                37,222        6,383         43,605           36,071       5,730       41,801
European Segment                                     46,075        3,719         49,794           38,229       3,251       41,480
Asia, Australia & Canada                             27,604          255         27,859           20,957         153       21,110
Eliminations                                              -      (21,550)       (21,550)               -     (14,829)     (14,829)
                                                -------------- ------------- ------------    ------------- ----------- ------------
Total Revenues                                     $221,196             -       221,196         $207,981       -          207,981
                                                -------------- ------------- ------------    ------------- ----------- ------------

Direct Contribution to Profit
-----------------------------
U.S. Segments:
     Professional/Trade                                                         $24,220                                   $21,065
     Scientific, Technical, and Medical                                          17,188                                    16,039
     Higher Education                                                            15,318                                    16,729
European Segment                                                                 14,996                                    14,060
Asia, Australia & Canada                                                          7,063                                     6,101
                                                                             ------------                              ------------
Total Direct Contribution to Profit                                              78,785                                    73,994

Shared Services and Administrative Costs
----------------------------------------
     Distribution                                                               (11,651)                                  (10,921)
     Information Technology                                                     (10,898)                                   (9,870)
     Finance                                                                     (6,799)                                   (5,393)
     Other Administration                                                       (12,585)                                  (13,094)
                                                                             ------------                              ------------
Total Shared Services and Administration Costs                                  (41,933)                                  (39,278)
                                                                             ------------                              ------------
Operating Income                                                                 36,852                                    34,716
Interest Expense  - Net                                                          (1,373)                                   (2,364)
                                                                             ------------                              ------------
Income Before Taxes                                                             $35,479                                   $32,352
                                                                             ============                              ============





                                                                          Nine Months Ended January 31,
                                               ------------------------------------------------------------------------------------
                                                                 2003                                        2002
                                               -----------------------------------------    ---------------------------------------
                                                                                   (thousands)

                                                                 Inter-                                     Inter-
                                                 External       segment                       External      segment
                                                 Customers       Sales         Total         Customers       Sales        Total
                                               -------------- ------------- ------------    ------------- ------------ ------------
Revenues
--------
U.S. Segments:
     Professional/Trade                           $216,712       24,936        241,648         $165,656      11,000      176,656
     Scientific, Technical, and Medical            118,463        6,090        124,553          115,388       5,253      120,641
     Higher Education                              104,223       20,872        125,095          100,300      18,773      119,073
European Segment                                   140,913       11,850        152,763          111,139       9,312      120,451
Asia, Australia & Canada                            70,330          624         70,954           52,743         558       53,301
Eliminations                                             -      (64,372)       (64,372)               -     (44,896)     (44,896)
                                               -------------- ------------- ------------    ------------- ------------ ------------
Total Revenues                                    $650,641             -       650,641         $545,226           -      545,226
                                               -------------- ------------- ------------    ------------- ------------ ------------

Direct Contribution to Profit
-----------------------------
U.S. Segments:
     Professional/Trade                                                        $66,004                                   $43,719
     Scientific, Technical, and Medical                                         57,905                                    54,288
     Higher Education                                                           42,101                                    44,843
European Segment                                                                48,071                                    41,575
Asia, Australia & Canada                                                        14,725                                    12,473
                                                                            ------------                               ------------
Total Direct Contribution to Profit                                            228,806                                   196,898

Shared Services and Administrative Costs
----------------------------------------
     Distribution                                                              (34,115)                                   (26,500)
     Information Technology                                                    (30,085)                                   (26,514)
     Finance                                                                   (20,910)                                   (15,775)
     Other Administration                                                      (37,820)                                   (33,943)
                                                                            ------------                               ------------
Total Shared Services and Administration Costs                                (122,930)                                  (102,732)
Unusual Items - Relocation Expenses                                             (2,465)                                         -
                                                                            ------------                               ------------
Operating Income                                                               103,411                                     94,166
Interest Expense  - Net                                                         (5,234)                                    (5,065)
                                                                            ------------                               ------------
Income Before Taxes                                                            $98,177                                    $89,101
                                                                            ============                               ============

6.   Acquisitions
     ------------

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

     In fiscal year 2002, the Company also acquired four other businesses for purchase prices aggregating $35.1 million. These included: A&M Publishing Ltd., a U.K.-based publisher for the pharmaceutical and health care sectors; GIT Verlag GmbH, a German publisher for the chemical, pharmaceutical, biotechnology, security and engineering industries; and Frank J. Fabozzi Publishing and an Australian publisher, Wrightbooks Pty Ltd., both publishing high-quality finance books for the professional market.

7.   Goodwill and Other Intangible Assets
     ------------------------------------

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted by the purchase method of accounting. In addition, the statement requires the purchase price to be allocated to identifiable intangible assets in addition to goodwill if certain criteria are met.

     On May 1, 2002, the Company adopted SFAS No. 142, which eliminates the requirement to amortize goodwill and those intangible assets that have indefinite useful lives, but requires an annual test for impairment or more frequently if impairment indicators arise. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company completed its initial evaluation and assessment of its goodwill and other intangible assets in accordance with SFAS No. 142 during the first quarter. No impairment charge was required. The Company reclassified certain acquired publication rights to indefinite life intangibles in connection with the implementation of SFAS No. 142.

     The following table represents unaudited adjusted net income of the Company, giving effect to SFAS No. 142 as if it were adopted on May 1, 2001 (in thousands):


                                                     Three Months Ended January 31,   Nine Months Ended January 31,
                                                     ----------------------------     ------------------------------
                                                         2002             2001             2002              2001
                                                     -----------      ------------     -----------      -------------
Net income, as reported                                 $24,220            21,352         $78,981           58,807
Add back: amortization expense, net of tax
     Indefinite lived intangibles                             -               999               -            3,000
     Goodwill                                                 -               940               -            2,901
                                                     -----------      ------------     -----------      -------------
Adjusted net income                                     $24,220            23,291         $78,981           64,708
                                                     ===========      ============     ===========      =============

Income per Diluted Share:
     As reported                                          $0.39              0.34           $1.25             0.93
     Adjusted                                             $0.39              0.37           $1.25             1.03

Income per Basic Share:
     As reported                                          $0.39              0.35           $1.28             0.97
     Adjusted                                             $0.39              0.38           $1.28             1.07


The following table summarizes the activity in goodwill by segment (in thousands):

                                                                                       Cummulative
                                             As of             Acquisitions &         Translation &               As of
                                        April 30, 2002          Dispositions        Other Adjustments       January 31, 2003
                                       -------------------    ------------------    ------------------    ----------------------
   Professional/Trade                        $146,191                    -                2,053                 148,244
   Scientific, Technical and Medical           23,193                    -                    -                  23,193
   European                                    18,010                    -                2,105                  20,115
   Other                                        1,705                    -                  135                   1,840
                                       -------------------    ------------------    -----------------     ----------------------
   Total                                     $189,099                    -                4,293                 193,392
                                       ===================    ==================    =================     ======================

The following table summarizes the activity in other intangibles subject to amortization (in thousands):

                                                    As of                           As of
                                               January 31, 2003                April 30, 2002
                                             ---------------------           --------------------
   Acquired publication rights                      $149,488                      $263,392
   Accumulated amortization                          (41,230)                      (57,815)
                                             ---------------------           --------------------
   Net acquired publication rights                   108,258                       205,577

   Covenants not to compete                            1,590                         1,257
   Accumulated amortization                             (943)                         (937)
                                             ---------------------           --------------------
   Net covenants not to compete                          647                           320
                                             ---------------------           --------------------
   Total                                            $108,905                      $205,897
                                             =====================           ====================

     Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows: Fiscal 2003 $9.6 million; 2004 $9.0 million; 2005 $8.9 million, 2006 $8.6 million and 2007 $8.5 million. As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, these amounts may vary.

     The  following   table   summarizes   other   intangibles  not  subject  to
     amortization (in thousands):

                                                As of                       As of
                                          January 31, 2003              April 30, 2002
                                       ------------------------      ---------------------
     Acquired publication rights              $113,337                      $11,498
     Branded trademarks                         57,900                       57,900
                                       ------------------------      ---------------------
                                              $171,237                      $69,398
                                       ========================      =====================

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

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146, which is effective prospectively for exit or disposal activities initiated after December 31, 2002, applies to costs associated with an exit activity, including restructurings, or with a disposal of long-lived assets. SFAS 146 requires that exit or disposal costs are recorded as an operating expense when the liability is incurred and can be measured at fair value. The adoption of SFAS No. 146 did not have a material effect on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting and the effect of the method used on reported results. This standard is effective for fiscal year end 2003. Currently, the Company uses the intrinsic method of accounting for stock-based compensation. Therefore, the adoption of SFAS No. 148 will have no effect on the Company's financial position or results of operations.

9.   Special Items
     -------------

     The first quarter fiscal 2003 results include an unusual charge of approximately $2.5 million, or $1.5 million after taxes, equal to $0.02 per diluted share relating to the relocation of the Company's headquarters to Hoboken, New Jersey from New York City, and includes duplicate rent payments and moving expenses. In fourth quarter of fiscal year 2002, the Company reported an unusual charge of $12.3 million or $7.7 million after tax related to the relocation, including lease payments of approximately $10.2 million on the vacated premises. Included in the balance sheet at January 31, 2003 is an accrued liability of $3.3 million principally related to the remaining lease payments on the vacated offices in New York City.

     During the second quarter of fiscal year 2003 the Company merged several of its European subsidiaries into a new legal entity, which enabled the Company to increase the tax-deductible asset basis of the merged subsidiaries to fair market value creating a tax asset greater than the related book value. The increase in tax basis resulted in a $12.0 million, $.19 per diluted share, tax benefit recognized as income in the second quarter and a deferred tax asset in the Consolidated Statement of Financial Position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -
THIRD QUARTER ENDED JANUARY 31, 2003

Net income for the third quarter increased 13% to $24.2 million or $0.39 per diluted share including the effect of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, compared with $21.4 million or $0.34 per diluted share in the third quarter of last year.

Revenues for the third quarter of 2003 of $221.2 million increased 6%, from $208.0 million in the prior year's quarter. The third quarter revenue increase was driven primarily by organic growth in the U.S. and Europe; the April 2002 acquisition of GIT Verlag and A&M Publishing in Europe; continuing strength in Asia; and foreign exchange.

Gross profit as a percentage of revenue improved during the quarter to 67.1% from 66.0% in the prior year's quarter, principally due to Hungry Minds products and higher STM journal revenue.

The 11% increase in operating and administrative expenses in the third quarter reflects the combined effects of incremental costs related to acquisitions and depreciation on new facilities in the U.S. and Europe. The Company recently centralized several web development activities, which were previously in the various publishing operations. This organizational change will enable the Company to leverage these capabilities more efficiently across all of Wiley's global businesses. The expenses for these activities are now included in the Information Technology line within shared services and administrative costs, whereas previously they were included in direct contribution to profit in each of the appropriate business segment results. Accordingly, these expenses have been reclassified for the prior year periods on the attached financial statements included herein to provide a more meaningful comparison.

Operating income for the current quarter increased 6% to $36.9 million from $34.7 million in the prior year.

Effective May 1, 2002, the Company adopted SFAS No. 142, which eliminates the amortization of goodwill and indefinite lived intangible assets. In fiscal year 2003, the after-tax impact of the non-amortization of goodwill and intangible assets was $1.9 million, or $0.03 per share, for the third quarter and $5.9 million, or $0.09 per share, for the nine-month period. The Company expects the earnings benefit of SFAS No. 142 to be partially offset by higher depreciation expense for new facilities in the U.S. and Europe. Operating income and net income for the third quarter after adjusting for the elimination of amortization of goodwill and indefinite life intangibles was as follows (in thousands):


                                           Quarter Ending January 31,
                                   -------------------------------------------
                                          2003                    2002
                                   --------------------    -------------------
Operating Income as reported            $36,852                  34,716
SFAS No. 142                                  -                   2,347
                                   --------------------    -------------------
Operating income as adjusted            $36,852                  37,063
                                   ====================    ===================

Net Income as reported                  $24,220                  21,352
SFAS No. 142, net of taxes                    -                   1,939
                                   --------------------    -------------------
Net Income as adjusted                  $24,220                  23,291
                                   ====================    ===================

The effective tax rate was 31.7% for the current quarter compared with the 34.0% in the prior year. The decline is mainly due to lower taxes outside the U.S. In addition, the absence of nondeductible goodwill amortization related to the adoption of SFAS No. 142 reduced the effective tax rate.

SEGMENT RESULTS

Professional/Trade
------------------

U.S. Professional/Trade revenues of $81.8 million for the third quarter advanced 3% over the comparable prior year period, and the direct contribution to profit advanced 15% to $24.2 million. The increase was mainly attributable to margin improvement in the Hungry Minds publishing programs. The quarter was affected by a weaker than anticipated holiday season throughout the industry, although January sales rebounded nicely. The direct contribution margin increased to 29.6% from 26.4% in the prior year.

Despite soft market conditions, Wiley's business program continues to exhibit strength, and gain market share. The industry was flat in the business category throughout calendar year 2002, but the Company's business publishing program grew as a result of a strong front list and healthy backlist reorders. Nine Wiley titles were on major bestseller lists during the quarter, including Conquer the Crash: You Can Survive and Prosper in a Deflationary Depression, Five Dysfunctions of a Team: A Leadership Fable, The Morningstar Guide to Mutual
Funds: 5-Star Strategies for Success, Home Buying For Dummies, Religion For Dummies, Starting an Ebay Business For Dummies, Straight Talk on Investing: What You Need to Know, The Ernst & Young Tax Guide 2003, and JK Lasser's Your Income Tax 2002. This collection of titles spans the entire spectrum of Wiley's business publishing program.

The Company's consumer publishing programs performed very well, particularly cooking, reference, and travel, led by the Betty Crocker, For Dummies, Frommer's, and Webster's New World brands. Cookbooks that sold well during the quarter were The Low-Carb Comfort Food Cookbook, How to Cook Everything and Weight Watchers New Complete Cookbook.

Although the overall market for computer books continues to be weak, Wiley's technology publishing did well with its consumer titles in areas such as digital photography, digital imaging software, general PC technology, Windows XP, home networking, eBay, Apple's Mac OS X and Red Hat Linux, and CD/DVD recording.

The Company's professional and academic programs in architecture, culinary/hospitality, psychology, and teacher education had a solid third quarter. Highlights include the successful release of Irving Weiner's 12-volume Handbook of Psychology, the first complete reference treatment of the science and practice of psychology, edited by one of the experts in the field. In addition, the Company launched the new Graphicstandards.com, which is a major step in the evolution of the Architectural Graphic Standards franchise.

Scientific, Technical And Medical (STM)
--------------------------------------

U.S. STM revenues of $39.7 million increased 2% over the prior year. The revenue growth was attributable to new and renewed Wiley InterScience licenses and higher margin journal subscriptions, partially offset by sluggish book sales. The direct contribution to profit increased 7% to $17.2 million from $16.0 million mainly due to the same effects. Globally, STM revenues increased 9% for the third quarter aided by acquisitions in Europe and worldwide journal revenue growth.

A major journal subscription agent, Rowecom Inc., filed for bankruptcy in January. It is estimated that this event will reduce calendar year 2003 revenue by less than $3 million, with some of that occurring in fiscal year 2003, but most of it affecting fiscal year 2004. Wiley has taken a leadership role in negotiations with various parties regarding this unfortunate situation. We have supported our customers, while protecting the Company's financial interests.

Wiley InterScience's growth in the third quarter reflects the continuing demand from the research community for its content and services. Over the past year, the online service experienced a significant increase in the number of journal articles viewed with an approximate 61% growth from the prior year's third quarter. Over 60% of global journal subscription revenues are now under Wiley InterScience licenses, compared with approximately 40% a year ago. Several licenses were signed during the quarter, including ConWIS in Taiwan, the Spanish National Consortium, the University of New South Wales in Australia, Simon Fraser University in Canada, and the University of Washington and the National Agricultural Library in the U.S.

The Company continues to add content and functionality to Wiley InterScience to meet customer needs and increase its revenue base. A new Online Books library was launched in mathematics and statistics. In addition, six more major reference works were added during the quarter, including Ullman's Encyclopedia of Industrial Chemistry, 6/e; Burger's Medicinal Chemistry and Drug Discovery, 6/e; Encyclopedia of Cell Technology; Encyclopedia of Environmental Microbiology; and Encyclopedia of Space Science and Technology. The Company also entered into agreements with the National Institute of Science and Technology, Accelrys, and Cognia to collaborate on chemistry and bioinformatics database products.

In January, the Association of American Publishers/Professional and Scholarly Publishing announced that four Wiley publications were named as Best New Books:
Handbook of Organopalladium Chemistry for Organic Synthesis, Randomization in Clinical Trials, Encyclopedia of Imaging Science and Technology, and The Human Fossil Record, Volume 1. The Anatomical Record: Special Issue on Astrobiology was also cited as the Best Single Issue of a Journal.

At the close of the quarter, the Company announced that the second annual Wiley Prize in the Biomedical Sciences was awarded to Dr. Andrew Z. Fire of the Carnegie Institution of Washington and the Johns Hopkins University; Dr. Craig
C. Mello of the University of Massachusetts Medical School; Dr. Thomas Tuschl formerly of the Max-Planck Institute for Biophysical Chemistry in Germany and most recently of the Rockefeller University; and Dr. David Baulcombe of the Sainsbury Laboratory at the John Innes Centre in Norwich, England. The recipients were recognized for their contributions to the discovery of novel mechanisms for regulating gene expression by small interfering RNAs.

Higher Education
----------------

Third quarter U.S. Higher Education revenues of $43.6 million increased 4% as compared to the prior year. Revenue growth was principally due to the life sciences program, particularly Principles Of Anatomy and Physiology, 10/e. In addition, biology performed well, as did chemistry. Results continued to be affected by sluggish industry-wide conditions in engineering. As expected, geography and accounting were down year-to-date due to the revision cycles of key titles. Globally, Higher Education revenues increased 7% for the third quarter. The direct contribution to profit decreased 8% to $15.3 million, principally due to product development costs, product mix and investment in e-learning initiatives.

Forty-five  new textbooks were  published  during the third  quarter,  including
Calculus: Ideas and Applications; Elementary Statistics; The Extraordinary Chemistry of Ordinary Things; Financial Institutions, Markets and Money; and Financial Statement Analysis. The Company also published new versions of existing titles with new product models, including Active Learning Editions of

Adjustment and Math Methods; Calculus Study Skills Edition, featuring a customized version of the CliffsNotes QuickReview for Calculus; and the Core Concepts Series in business, which includes brief, low-cost alternative texts that are packaged with customized articles, readings, and cases.

An agreement was signed with XanEdu, a division of ProQuest, to build Wiley Business Extra Select, an online custom courseware program (http://www.wiley.com/college/bxs). This program will enable professors to create customized business course materials by combining Wiley's textbooks and learning materials with content from sources such as The Wall Street Journal, Harvard Business School, Ivey Cases, Fortune Inc., and many others. The Higher Education Website offers online learning materials on more than 2,300 subsites to support teaching and learning. Virtual peer training through Wiley's Faculty Resource Network increased dramatically during the third quarter. Wiley also formed an alliance with Content Connections to obtain feedback from the marketplace on new products.

Europe
------

Third quarter revenues from Wiley's European operations of $49.8 million were up 20% over prior year, reflecting the GIT Verlag and A&M Publishing acquisitions, and organic growth. Excluding the GIT Verlag and A&M Publishing acquisitions, revenues for the quarter were up 10%, fueled by strong performances in the journals program, as well as P/T titles. Direct contribution margin was 30.1% in the current quarter as compared to 33.9% in the prior year. Higher sales from the expansion of Hungry Mind products into Europe had a dilutive impact on the current year margin.

Wiley's strong performance in the UK is resulting in market share gains. Southern Europe, especially France and Spain, is showing gradual improvement, while the German economy continues to be weak with no signs of a recovery in sight. Top-selling Wiley titles in Europe during the quarter included Interaction Design, Principles of Anatomy and Physiology, Ullman's Encyclopedia of Industrial Chemistry, and the journal, Numerical Methods in Engineering. The release of Ullman's was an enormous undertaking, as measured by its 40 volumes and 40,000 pages.

In January, Wiley Europe published its first issues of Ultrasound in Obstetrics and Gynecology and the British Journal of Surgery. The Company also launched a re-branded website for the British Journal of Surgery Society. Agreements were signed with the European Peptide Society and Pathological Society of Great Britain and Northern Ireland for Wiley to develop similar Society Web Select sites. Traffic on community-of-interest portals, spectroscopyNOW.com and pro.physik.de, reached all-time highs during the third quarter.

Wiley recently co-published four CD-based training courses in mobile communications technologies in partnership with BusinessInteractive, a German company serving the telecommunications industry. Handbook of Eating Disorders was chosen as a main selection of the Behavioral Science Book Club for March.

Asia, Australia & Canada
------------------------

Wiley's other international operations recorded strong results, as reflected in a 32% revenue increase over the prior year's third quarter. P/T and Higher Education in Canada, Higher Education in Australia, and P/T and STM in Asia, drove these results. Rapid growth of the Company's subscription and translation rights businesses continued in Asia, notably in Singapore and China. To increase awareness of its products in India, the Company formed strategic alliances with the Indian Pharmacological Society and the Association of Plastic Surgeons of India to link relevant Wiley pharmacological and medical science journals to their websites. The expansion of Hungry Mind products into the Asian, Australian and Canadian markets had a dilutive impact on the current year margin as compared to the prior period.

RESULTS OF OPERATIONS -
NINE MONTHS ENDED JANUARY 31, 2003

Earnings per share and net income, as reported, for the nine-month period were $1.25 and $79.0, respectively. Excluding a one-time tax benefit of $12.0 million, or $0.19 per share, in the second quarter of fiscal year 2003, and an unusual after tax charge of $1.5 million, or $0.02 per share, related to the Company's relocation to Hoboken, New Jersey, in the first quarter of fiscal year 2003, earnings per diluted share for the first nine-months advanced 16% to $1.08 from $0.93 per share in the prior year. Net income, excluding these unusual items, was $68.4 million compared to $58.8 million in the prior year, an increase of 16%. Revenues for the first nine months of fiscal year 2003 increased 19% to $650.6 million from $545.2 million in the prior year period.

For the nine-month period, cost of sales and operating administrative expenses increased 23% and 22%, respectively. The increase in cost of sales as a percent of revenue was principally due to the addition of Hungry Minds and product mix. While Hungry Minds has attractive financial characteristics, its gross margin is lower than the Company's consolidated gross margin. The increase in operating and administrative expenses reflects the incremental costs related to acquisitions, depreciation on new facilities in the U.S. and Europe, and foreign exchange.

Including the relocation charge, operating income for the first nine months of fiscal year 2003 was $103.4 million. Operating income increased 12% to $105.9 million, compared with $94.2 million in the prior year, excluding $2.5 million of unusual charges related to the relocation and including the effect of the adoption of SFAS No.142.

During the second quarter, the Company merged several of its European subsidiaries into a new legal entity, which enabled the Company to increase the tax-deductible asset basis of the merged subsidiaries to the fair market value. Under U.S. accounting principles, the tax benefit attributable to the increase in tax basis is immediately included in income. From an economic perspective, the cash benefit of this change will be recognized pro-rata over a 15 year period.

Operating income and net income excluding the relocation charges, the one-time tax benefit and the elimination of amortization of goodwill and indefinite life intangibles for the nine-month period were as follows (in thousands):


                                                         Nine Months Ended January 31,
                                                   -------------------------------------------
                                                          2003                    2002
                                                   --------------------    -------------------
Operating Income as reported                             $ 103,411                94,166
Unusual relocation charges                                   2,465                     -
SFAS No. 142                                                     -                 7,157
                                                   --------------------    -------------------
Operating income as adjusted                             $ 105,876               101,323
                                                   ====================    ===================

Net Income as reported                                   $  78,981                58,807
Unusual relocation charges, net of taxes                     1,479                     -
SFAS No. 142, net of taxes                                       -                 5,901
One-time tax benefit                                       (12,025)                    -
                                                   --------------------    -------------------
Net income as adjusted                                   $  68,435                64,708
                                                   ====================    ===================

Excluding the one-time tax benefit of $12.0 million, the effective tax rate was 31.8% in the current nine month period compared with 34.0% in the prior year. The decline is mainly due to lower taxes outside the U.S. In addition, the absence of nondeductible goodwill amortization related to the adoption of SFAS No. 142 reduced the effective tax rate.

SEGMENT RESULTS

Professional/Trade
------------------
U.S. Professional/Trade revenues of $241.6 million for the first nine months advanced 37% over the comparable prior year period and the direct contribution to profit advanced 51% to $66.0 million, reflecting the positive effect of the Hungry Minds acquisition and organic growth. Excluding Hungry Minds, revenue grew by 5%. The direct contribution margin in the first nine months of fiscal year 2003 was 27.3% as compared to 24.7% in the prior year reflecting higher global sales of Hungry Mind product through the Company's worldwide sales and marketing efforts.

Scientific, Technical and Medical (STM)
--------------------------------------
U.S. STM revenues of $124.6 million increased 3% over the prior year. The direct contribution to profit increased 7% to $57.9 million reflecting higher margin journal subscriptions, partially offset by sluggish book sales. Globally, STM revenue for the first nine months of the year increased 11% over the prior year period.

Higher Education
----------------
U.S. Higher Education revenues of $125.1 million increased 5% from the prior year. The direct contribution to profit decreased 6% to $42.1 million mainly due to product mix, product development costs and investment in e-learning initiatives. Globally Higher Education revenue for the first nine months of the year increased 7% over the prior year period.

Europe
------
European revenues of $152.8 million for the first nine months advanced 27% and the direct contribution to profit of $48.1 million increased 16% over the prior year. The improvement was principally due to the strong sales of journal and professional/trade titles in addition to revenue from acquisitions.

Asia, Australia & Canada
-------------------------
The other segment revenues of $71.0 million for the first nine months advanced 33% and the direct contribution to profit increased 18% over the prior year. The improvement was mainly due to additional revenue from the sale of Hungry Mind titles, higher sales of Canadian professional/trade and higher education titles and growth of the Company's subscription and translation rights business in Asia.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities for the first nine months of fiscal year 2003 provided $138.3 million of cash, as compared to $117.6 million in the prior period. The improvement reflected higher net income and lower acquisition related payments this year. The third quarter of the Company's fiscal year reflects the cyclicality of the journal subscription and higher education businesses.

Investing activities used $95.8 million for the first nine months of fiscal year 2003 as compared to $253.6 million in the prior year period. Investing activities in the nine-month period include $36.5 million for product development, the acquisition of titles from Prentice Hall Direct/Pearson
Education for $6.5 million and $51.5 million of property and equipment expenditures of which $31.6 million was for the purchase of a building in the United Kingdom, the additions to a building in Germany, and leasehold improvements at the Company's new Hoboken, NJ headquarters. Capital spending on product development for the full fiscal year 2003 is projected to be $60 million. Capital spending for property and equipment is projected to be approximately $65 million, including $40 million of costs associated with the new facilities in the U.S. and Europe.

Current year financing activities primarily reflect the purchase of treasury shares, dividend payments, and the payment of $30.0 million against long-term debt.

Although the statement of financial condition as of January 31, 2003 indicates a negative working capital of $50.2 million, current liabilities include $148.5 million of deferred income related to journal subscriptions for which the cash has been received and which will be recognized in revenue as the journals are delivered to customers. The Company believes its cash balances together with existing credit facilities are sufficient to meet its obligations. The Company had $235.0 million of variable rate loans outstanding at January 31, 2003, which approximated fair value. The Company had $150.0 million available under its revolving credit facilities at January 31, 2003.

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

Interest Rates

The Company did not use any derivative financial investments to manage this exposure. The weighted average interest rate as of January 31, 2003 was approximately 2.22%. A hypothetical 1% change in interest rates for the variable rate debt would affect annual net income and cash flow by approximately $1.4 million.

Foreign Exchange Rates

The Company is exposed to foreign currency exchange movements primarily in European, Asian, Canadian and Australian currencies. Consequently, the Company and its subsidiaries, from time to time, enter into foreign exchange forward contracts as a hedge against foreign currency asset, liability, commitment, and anticipated transaction exposures, including intercompany purchases. At January 31, 2003 the Company has no outstanding foreign exchange contracts. The Company does not use derivative financial instruments for trading or speculative purposes.

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

In the journal publishing business, subscriptions are primarily sourced through independent subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Monies are generally collected in advance from subscribers by the subscription agents and are remitted to the journal publisher, including the Company, generally prior to the commencement of the subscriptions. Although at fiscal year-end the Company had minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 25% of total fiscal 2002 consolidated revenues and no one agent accounts for more than 7% of total fiscal 2002 consolidated revenues. Insurance for these accounts is not commercially feasible and/or available. A major journal subscription agent, Rowecom Inc., filed for bankruptcy in January. It is estimated that this event will reduce calendar year 2003 revenue by less than $3 million, with some of that occurring in fiscal year 2003, but most of it affecting fiscal year 2004.


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

   (b)    Reports on Form 8-K
          No reports on Form 8-K were filed during the quarter ended January 31, 2003.

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





                            Dated:   March 14, 2003

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

                                                    Dated:  March 14, 2003

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


                                            Dated:  March 14, 2003

                                                             Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




     In connection with the Quarterly Report of John Wiley & Sons, Inc. (the "Company") on Form 10-Q for the period ending January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William J. Pesce, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

          (1) The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934 (as amended), as applicable; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Company.



         /s/William J. Pesce
         --------------------
         William J. Pesce
         President and
         Chief Executive Officer

         Dated:   March 14, 2003

                                                                Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 .S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of John Wiley & Sons, Inc. (the "Company") on Form 10-Q for the period ending January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ellis E. Cousens, Executive Vice President and Chief Financial & Operations Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

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

         Dated: March 14, 2003