Form 10-K
period 2003-04-30
WILEY JOHN & SONS INC
filed 2003-06-30
CIK 107140

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: April 30, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                        For the transition period from to
                         Commission file number 1-11507

                             JOHN WILEY & SONS, INC.
             (Exact name of Registrant as specified in its charter)

         NEW YORK                                        13-5593032
------------------------------------      --------------------------------------
     State or other jurisdiction of                     I.R.S. Employer
     incorporation or organization                    Identification No.

     111 River Street, Hoboken, NJ                         07030
------------------------------------      --------------------------------------
Address of principal executive offices                    Zip Code

Registrant's telephone number including area code       (201) 748-6000
                                          --------------------------------------

Securities registered pursuant to Section 12(b) of the Act:
    Title of each class                    of each exchange on which registered
------------------------------------      --------------------------------------
Class A Common Stock, par value $1.00 per share       New York Stock Exchange
Class B Common Stock, par value $1.00 per share       New York Stock Exchange

 Securities registered pursuant to Section 12(g) of the Act:
                             None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _____

The number of shares outstanding of the Registrant's Class A and Class B Common Stock, par value $1.00 per share as of May 31, 2003, was 50,100,143, and 11,551,864 respectively, and the aggregate market value of such shares of Common Stock held by non-affiliates of the Registrant as of such date was $963,798,867 based upon the closing market price of the Class A and Class B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive proxy Statement to be filed with the Commission on or about August 6, 2003, for the Annual Meeting of Shareholders to be held on September 18, 2003 (the "2003 Proxy Statement"), is, to the extent noted below, incorporated by reference in Part III.

                                     PART I


Item 1.   Business
          --------

          The Company, founded in 1807, was incorporated in the state of New York on January 15, 1904. (As used herein the term "Company" means John Wiley & Sons, Inc., and its subsidiaries and affiliated companies, unless the context indicates otherwise.)

          The Company is a global publisher of print and electronic products, providing must-have content and services to customers worldwide. Core businesses include professional and consumer books and subscription services; scientific, technical, and medical journals, encyclopedias, books, and online products and services; and educational materials, including course management and study guides for undergraduate and graduate students, teachers and lifelong learners. The Company takes full advantage of the product content of its various core businesses to develop material and cross-market products to its diverse customer base of academics, professionals, researchers and consumers. Technology is enabling the Company to make its content more accessible to its global communities of interest. The Company has publishing, marketing, and distribution centers in the United States, Canada, Europe, Asia, and Australia.

          In recent years, the Company has focused its efforts on delivering a deep reservoir of 'must-have' content to global communities of interest. The Company promotes long-term collaborative relationships with customers, authors, professional societies, suppliers, and employees to further this objective.

          Professional/Trade Publishing
          -----------------------------

          The Company's Professional/Trade business acquires, develops and publishes books and subscription products, both print and electronic, for professionals and consumers worldwide. Subject areas include business, technology, architecture, culinary, psychology, education, and consumer categories including cooking, travel, and reference. Products are developed for worldwide distribution through multiple channels, including bookstores, the Internet, and direct marketing. Global Professional/Trade publishing accounted for approximately 43% of total Company revenues in fiscal 2003.

          A key strategy of the Professional/Trade publishing program is to increase revenue by adding value to its must-have content. Through organic growth, the development of leading brands, electronic distribution, strategic acquisitions and the development of franchise relationships the Company's worldwide Professional/Trade publishing business grew at a compound annual revenue growth rate of approximately 21% over the past five years. Key strategic acquisitions during this period were Hungry Minds, acquired in September 2001, a leading publisher with an outstanding collection of respected brands including the For Dummies and Unofficial Guide series, the technological Bible and Visual series, Frommer's travel guides, CliffsNotes, Webster's New World Dictionary, Betty Crocker and Weight Watchers; Frank J. Fabozzi Publishing and Australian publisher, Wrightbooks Pty Ltd., acquired in 2001, both publishers of high-quality finance books for the professional market; J.K. Lasser Tax, acquired in 1999, a publisher of tax and other financial help guides and Jossey-Bass, also acquired in 1999, a publisher of business, psychology and education/health management.

          During fiscal year 2003, the Company acquired a list of approximately 250 titles from Prentice Hall Direct, a unit of Pearson Education, for approximately $6.5 million. This acquisition brings a collection of practical, "hands-on" teaching resources, which complement the

          Company's renowned Jossey-Bass Education series and its market-leading Janice Van Cleave series.

          Publishing alliances and franchise products are central to the Company's strategy. The Company's alliance program brings together Wiley's product development, sales, marketing, and distribution capabilities with a partner's content, brand name recognition, and/or technology. Alliance partners include the Culinary Institute of America, the American Institute of Architects, Ernst & Young, the National Restaurant Association Educational Foundation, and the Leader to Leader Institute (formerly The Peter F. Drucker Foundation), among many others.

          The Internet continues to play a growing role in the Company's business. The Company's highly respected brands and extensive backlist are especially well suited for online bookstores. With their unlimited "virtual" shelf space, online retailers merchandise the Company's products for longer periods of time than brick-and-mortar bookstores.

          Demand for Web-based electronic products has emerged in professional markets with the advent of broadband Internet access. In fiscal year 2003, the company introduced LPIonline.com, an interactive tool for administering the Leadership Practice Inventory, a premier 360-degree leadership assessment instrument created by James M. Kouzes and Barry
          Z. Posner. The Company also created GraphicStandards.com, a website that provides online access to the entire content of Architectural Graphic Standards, the definitive building design and construction information resource for architects

          Scientific, Technical, and Medical (STM) Publishing
          ---------------------------------------------------

          The Company is a leading international publisher for the scientific, technical, and medical communities worldwide. Its STM programs encompass journals, encyclopedias, books, and online products and services in subjects such as the life and medical sciences, chemistry, statistics and mathematics, electrical and electronics engineering, and select medical areas with particular emphasis on cancer medicine. The Company develops products for global distribution. Global STM publishing represented 36% of total Company revenues in fiscal 2003. STM publishing grew at a compound annual revenue growth rate of 7% over the past five years.

          The Company's Web-based service, Wiley InterScience, established commercially in 1999, offers fully searchable online access to the Company's products. With more than twelve million authorized users
          around         the         globe,          Wiley          InterScience
          (http://www.interscience.wiley.com) is one of the world's leading providers of online scientific, technical, medical, and professional content. The Company continues to add features and content to Wiley InterScience adding value for customers, while building its revenue base. Wiley InterScience is based on a successful business model that features Enhanced Access Licenses. One to three years in duration, these licenses provide academic and corporate customers with multi-site online access to more than 400 journals, major reference works, online books, laboratory manuals, databases, and professional and management resources--linked to each other and to other online resources to open new pathways for researchers and practitioners to explore. Created to respond to the evolving needs of today's researchers and professionals, Wiley InterScience offers flexible access and service plans and personalization features to meet customer needs. Wiley InterScience includes full-text HTML versions of journal content, allowing more advanced search and navigation options, and providing customers with greater choice and control over the information they retrieve.

          Wiley InterScience has developed a mobile Internet service for certain of its journals called MobileEditions to provide tables of contents and abstracts from Wiley InterScience directly to personal and wireless handheld devices and Web-enabled phones. Other features of Wiley InterScience include EarlyView, which provides customers with online access to individual articles well in advance of the print issue, and ContentAlerts and RoamingAccess, which enables researchers to access the scientific literature they need, as soon as it is available, wherever and whenever they want. Called Article Select, this service was extended to individuals as well. ArticleSelect allows subscribers with Enhanced Access Licenses to gain access to individual journal articles. Recently, the Company introduced a Pay-Per-View service that we expect will generate additional revenue from customers who want the opportunity to purchase individual articles by credit card. The online service continued to register significant growth in fiscal year 2003, with the number of journal articles viewed increasing by more than 70% over the prior year. More than 60% of the Company's global journal subscription revenues are now generated by Wiley InterScience licenses.

          Customer use is being fueled by linking arrangements with alliances and third-party providers such as EBSCO Online, PubMed, Celera Genomics, ISI's Web of Science, and Chemical Abstracts Services. An agreement also exists with Maruzen KnowledgeWorker to provide a Japanese interface to enable searching and browsing Wiley InterScience in that language. STM also has communities-of-interest Web sites in spectroscopy, diabetes, the pharmaceutical industry, and polymer sciences.

          During 2003 the Company signed an agreement with The Cochrane Collaboration for the publication of the Cochrane Systematic Reviews in evidence-based medicine. These online databases are widely regarded as the world's most authoritative source of information on the effectiveness of health care interventions In addition to enhancing Wiley's medical publishing program with the prestigious content, the partnership establishes a major presence for the Company in the rapidly emerging area of medical informatics.

          In April 2002, the Company acquired A&M Publishing Ltd., a U.K.-based publisher for the pharmaceutical and health-care sectors, and GIT Verlag GmbH, a German publisher for the chemical, pharmaceutical, biotechnology, security, and engineering industries.

          Higher Education
          ----------------

          The Company publishes educational materials including course management and study guides, in print and electronic formats, for advanced placement, undergraduate, and graduate students, teachers and lifelong learners. Higher Education is a leader in "hard-side courses" focusing on the sciences, mathematics, engineering, and accounting, with growing positions in business, economics, computer science, psychology, education, and modern languages. In Australia, the Company is also a leading publisher for the secondary school market. Globally, Higher Educational publishing generated 21% of total Company revenues in fiscal 2003.

          Through organic growth and the development of new and acquired products, both print and electronic, the Company's worldwide Higher Education publishing business grew at a compound annual revenue growth rate of 9% over the past five years.

          Technology continues to create opportunities for the Company and its customers, with increasing demand for Web-based products and course management tools. The Higher Education segment is capitalizing on these opportunities and continues to invest in technology to help teachers teach and students learn. The Higher Education Web site offers online learning materials on more than 2,300 sub-sites.

          In addition to many Web-based free and for-sale supplements, Higher Education has launched a number of products that integrate technology and print to provide students and instructors with tools to improve outcomes or meet specific objectives such as eGrade and Interactive Homework Edition initiatives. Virtual peer training through Wiley's Faculty Resource Network increased dramatically in fiscal year 2003, with hundreds of professors participating in virtual seminars and one-on-one collaborations. This unique, reliable, and accessible service gives the Company a competitive advantage.

          To mitigate the effect of used textbook sales, which is a continuing industrywide problem, Higher Education has introduced the Web Access Licensing program, which is a fee-based service that provides access to online supplements for students who purchase new books.

          The Company continues to develop new formats to create more value for teachers and students such as Active Learning Editions which includes brief texts and integrated study tools as a lower-priced alternative to traditional textbooks. One of the trends in higher education is toward distance learning - students taking online courses either on or off campus. Higher Education is developing Wiley eLearning to provide distant learning courses and online teaching cases.

          Higher Education is leveraging the Web in its sales and marketing efforts to reach students and faculty at universities worldwide through the use of interactive electronic brochures and e-mail campaigns.

          Publishing Operations
          ---------------------

          Journal Products
          ----------------

          The Company publishes over 400 journals and other subscription-based STM and Professional/Trade products, which accounted for approximately 31% of the Company's fiscal 2003 revenues. Most journals are owned by the Company, in which case they may or may not be sponsored by a professional society. Some are owned by societies and published by the Company under collaborative agreements. Societies that sponsor or own such journals generally receive a royalty and/or other consideration. The Company usually enters into agreements with outside independent editors of journals that state the duties of the editors, and the fees and expenses for their services. Contributors of journal articles transfer publication rights to the Company or professional society, as applicable.

          Journal subscriptions result primarily from licenses for the Web-based Wiley InterScience service negotiated directly with customers by the Company's sales representatives, direct mail and other advertising and promotional campaigns, renewals which are solicited annually either directly or by independent companies commonly referred to as subscription agents, and memberships in professional societies for those journals that are sponsored by such societies.

          Printed journals are generally mailed to subscribers directly from independent printers. Journal content for virtually all journals is also made available online through licenses, which generally range from one to three years.

          Book Products
          -------------

          Materials for book publications are obtained from authors throughout most of the world through the efforts of an editorial staff, outside editorial advisors, and advisory boards. Most materials originate with their authors, but many are prepared as a result of suggestion or solicitations by editors or advisors. The Company enters into agreements with authors that state the terms and conditions under which the materials will be published, the name in which the copyright will be registered, the basis for any royalties, and other matters. Most of the authors are compensated by royalties, which vary with the nature of the product and its anticipated sales potential. In general, royalties for textbooks and consumer books are higher than royalties for research and reference works. The Company makes advances against future royalties to authors of certain publications.

          The Company continues to add new titles, revise existing titles, and discontinue the sale of others in the normal course of its business, also creating adaptations of original content for specific market demographics fulfilling customer demand. The Company's general practice is to revise its textbooks every three to five years, if warranted, and to revise other titles as appropriate. Subscription-based products are updated more frequently on a regular schedule. Approximately 35% of the Company's fiscal 2003 U.S. book-publishing revenues were from titles published or revised in the current fiscal year.

          Professional and consumer books are sold to bookstores and online booksellers serving the general public; wholesalers who supply such bookstores; warehouse clubs; college bookstores for their non-textbook requirements; individual professional practitioners; and research institutions, jobbers, libraries (including public, professional, academic, and other special libraries), industrial organizations, and governmental agencies. The Company employs sales representatives who call upon independent bookstores, national and regional chain bookstores, wholesalers, and jobbers. Trade sales to bookstores, wholesalers, and jobbers are generally made on a returnable basis with certain restrictions. Sales of professional and consumer books also result from direct mail campaigns, telemarketing, online access, and advertising and reviews in periodicals.

          Adopted textbooks (i.e., textbooks prescribed for course use) are sold primarily to bookstores, including online bookstores, serving educational institutions. The Company employs sales representatives who call on faculty responsible for selecting books to be used in courses, and on the bookstores, that serve such institutions and their students. Textbook sales are generally made on a fully returnable basis. The textbook business is seasonal, with the majority of textbook sales occurring during the June through August and November through January periods. There is an active used textbook market, which negatively affects the sales of new textbooks.

          Like most other publishers, the Company generally contracts with independent printers and binderies for their services. The Company purchases its paper from independent suppliers and printers. Paper prices on average decreased slightly during fiscal 2003. Management believes that adequate printing and binding facilities, and sources of paper and other required materials, are available to it, and that it is not dependent upon any single supplier. Printed book products are distributed from both Company-operated warehouses and independent distributors.

          The Company performs marketing and distribution services for other publishers under agency arrangements. It also engages in copublishing of titles with international publishers and in publication of adaptations of works from other publishers for particular markets. The Company also receives licensing revenues from photocopies, reproductions, and electronic uses of its content.

          The Company is increasingly developing content in digital format that can be used for both online and print products, which results in productivity and efficiency savings, as well as enabling the Company to offer customized publishing and print-on-demand products. Book content is increasingly being made available online through Wiley InterScience and other platforms, and in eBook format through licenses with alliance partners. The Company is also developing online communities of interest, both on its own and in partnership with others, to expand the market for its products. The Company believes that the demand for new electronic technology products will increase. Accordingly, to properly service its customers and to remain competitive, the Company anticipates it will be necessary to increase its expenditures related to such new technologies over the next several years.

          The Internet not only enables the Company to deliver content online, but also helps to sell more books. The growth of online booksellers benefits the Company because they provide unlimited virtual "shelf space" for the Company's entire backlist.

          International Operations
          ------------------------

          The Company's publications are sold throughout most of the world through divisions located in Europe, Canada, Australia, Asia, and the United States. All International divisions market their indigenous publications, as well as publications produced by other Company divisions. The Company also markets publications through agents as well as international sales representatives in countries not served by the Company's divisions. John Wiley & Sons International Rights, Inc., sells foreign reprint and translations rights. The Company publishes or licenses others to publish its products, which are distributed throughout the world in foreign languages. Approximately 39% of the Company's fiscal 2003 revenues were derived from non-U.S. markets.

          Copyrights, Patents, Trademarks, and Environment
          ------------------------------------------------

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

          Concentration of Credit Risk
          ----------------------------

          The Company's business is not dependent upon a single customer. However, the journal subscription business is primarily sourced through independent subscription agents who facilitate the journal ordering process by consolidating the subscription orders/billings of each subscriber with various publishers. Monies are generally collected in advance from subscribers by the subscription agents and are remitted to the journal publishers, including the Company, generally prior to the commencement of the subscriptions. Although at fiscal year-end the Company`s credit risk exposure to these agents was not material, future calendar year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 16% of total consolidated revenues, and no one agent accounts for more than 6% of total consolidated revenues. The book publishing business has witnessed a significant concentration in national, regional, and online bookstore chains in recent years. Although no one book customer accounts for more than 6% of total consolidated revenues, the top 10 book customers account for approximately 26% of total consolidated revenues and approximately 45% of total gross trade accounts receivable at April 30, 2003. A journal  subscription  agent,  Rowecom

          Inc., filed for bankruptcy in January 2003. The bankruptcy will affect STM journal sales in calendar year 2004 and is expected to be immaterial to the Company's consolidated financial statements.

          Competition Within the Publishing Industry
          ------------------------------------------

          The sectors of the publishing industry in which the Company is engaged are highly competitive. The principal competitive criteria for the publishing industry are believed to be product quality, customer service, suitability of format and subject matter, author reputation, price, timely availability of both new titles and revisions of existing books, online availability of published information, and for textbooks and certain trade books, timely delivery of products to retail outlets and consumers. Recent years have seen a consolidation trend within the publishing industry, including the acquisition of several publishing companies by larger publishers and other companies.

          The Company is in the top rank of publishers of scientific and technical journals worldwide, as well as a leading commercial chemistry publisher at the research level; one of the leading publishers of university and college textbooks for the "hardside" disciplines i.e., sciences, engineering, and mathematics; and a leading publisher in its targeted professional markets. The Company knows of no reliable industry statistics that would enable it to determine its share of the various international markets in which it operates. The Company believes that the percentage of its sales in markets outside the United States is higher than that of most of the United States-based publishers.

          Employees
          ---------

          As of April 30, 2003, the Company employed approximately 3,350 persons on a full-time basis worldwide.


          Financial Information About Industry Segments
          ---------------------------------------------

          The note entitled "Segment Information" of the Notes to Consolidated Financial Statements listed in the attached index is incorporated herein by reference.


          Financial Information About Foreign and
          ---------------------------------------
          Domestic Operations and Export Sales
          ------------------------------------

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

                                                                                    Lease  Expiration
                                                                                    -----------------
           Location                 Purpose                       Approx. Sq. Ft.         Date
           --------                 -------                       ---------------         ----
           U.S.-Leased
           -----------
           New Jersey               Corporate Headquarters            383,000             2017
                                    Offices


           New York                 Editorial and Administrative       59,000             2010
                                    Offices


           New Jersey               Distribution Center               188,000             2007
                                    and Office

           New Jersey               Warehouses                        303,000             2006

           Indiana                  Editorial and Administrative      124,000             2009
                                    Offices

           California               Office                             38,000             2012

           International-Owned
           -------------------
           Germany                  Office                             81,000

           England                  Office                             50,000

           International-Leased
           --------------------
           Australia                Office                             34,000             2006
                                    Warehouse                         105,000             2009

           Canada                   Office                             20,000             2004
                                    Warehouse                          64,000             2004

           England                  Office                             23,000             2012
                                    Warehouse                         125,000             2012

           Singapore                Office and Warehouse               64,000             2004

          During the fiscal year 2003, the Company relocated three of its operations to new offices. Its global headquarters was moved across the Hudson River to a waterfront site in Hoboken, New Jersey, while its European operations were relocated to new space in Chichester in the U.K. and Weinheim, Germany. All of the new facilities were designed to promote collaboration and productivity and provide room for growth and expansion in support of business growth.

          All of the buildings and the equipment owned or leased are believed to be in good condition and are generally fully utilized.

Item 3.   Legal Proceedings
          -----------------

          The Company is involved in routine litigation in the ordinary course of its business. In the opinion of management, the ultimate resolution of all pending litigation will not have a material effect upon the financial condition or results of operations of the Company.


Item 4.   Submission of Matters to a
          --------------------------
          Vote of Security Holders
          ------------------------
          No matters were submitted to the Company's security holders during the last quarter of the fiscal year ended April 30, 2003.


                                     PART II


Item 5.   Market for the Company's Common
          -------------------------------
          Equity and Related Stockholder Matters'
          ---------------------------------------
          The Quarterly Share Prices, Dividends, and Related Stockholder Matters listed in the attached index are incorporated herein by reference.

Item 6.   Selected Financial Data
          -----------------------

          The  Selected   Financial   Data  listed  in  the  attached  index  is
          incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of
          ---------------------------------------
          Financial Condition and Results of Operations
          ---------------------------------------------
          Management's Discussion and Analysis of Financial Condition and Results of Operations listed in the attached index is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------
          The information appearing under the caption "Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations listed in the attached index is incorporated herein by reference.

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
                    -----------------------------------------
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
            ---------------------------------------------------------

The following financial statements and information appearing on the pages indicated are filed as part of this Report:


                                                                                        Page(s)
Management's Discussion and Analysis of Financial Condition
         And Results of Operations..................................................... 12 - 24

Results by Quarter (Unaudited).............................................................. 25

Quarterly Share Prices, Dividends, and Related Stockholder Matters...........................25

Selected Financial Data..................................................................... 26
Reports of Independent Public Accountants and
         Consent of Independent Public Accountants......................................27 - 28

Consolidated Statements of Financial Position
         as of April 30, 2003, and 2002,.................................................... 29

Consolidated Statements of Income
         for the years ended April 30, 2003, 2002, and 2001,................................ 30

Consolidated Statements of Cash Flows
         for the years ended April 30, 2003, 2002, and 2001,................................ 31

Consolidated Statements of Shareholders' Equity and Comprehensive Income for the
         years ended April 30, 2003, 2002, and 2001,........................................ 32

Notes to Consolidated Financial Statements............................................. 33 - 49

Schedule II-- Valuation and Qualifying Accounts
         for the years ended April 30, 2003, 2002, and 2001,.................................50

Other schedules are omitted because of absence of conditions under which they apply or because the information required is included in the Notes to Consolidated Financial Statements.

                     Management's Discussion and Analysis of
                       Financial Condition and Results of
                                   Operations

Results of Operations
Fiscal Year 2003 Compared to Fiscal Year 2002

The Company achieved record revenues, operating income, and net income in fiscal year 2003. Revenues in fiscal year 2003 increased 16% over the prior year to $854 million, including foreign currency translation effects, or 14% excluding those effects. Excluding Hungry Minds acquired in September 2001 - Wiley's largest acquisition - revenues increased 8%. In addition to Hungry Minds, year-on-year growth was driven primarily by organic growth in the U.S and the April 2002 acquisition of GIT Verlag in Germany and A&M Publishing in the UK.

Operating income advanced 37.0% to $120.3 million in fiscal year 2003. Operating margin, excluding unusual items as explained below, was 14.4% compared with 13.6% in fiscal year 2002, reflecting improvement due to acquisitions, a $5 million write-off of two investments in fiscal year 2002 and the effect of lower amortization ($9.6 million) due to the adoption of SFAS No. 142 in 2003. Operating margin as reported for fiscal year 2003 and 2002 was 14.1% and 12.0%, respectively.

Management believes the non-GAAP financial measures (unusual items) reported, including a one- time tax credit and relocation charge provide a more meaningful comparison of the Company's year over year results. The tax credit resulted from a corporate reorganization and the relocation charge is associated with a move of the Company's entire corporate headquarters, both unusual to the Company and unlikely to reoccur in the foreseeable future. Both events were completed in fiscal year 2003.

During fiscal year 2003, the Company centralized several Web development activities, which were previously in the publishing operations. This organizational change will enable the Company to leverage these capabilities more efficiently across all of its global businesses. The expenses for these activities are now included in shared services and administrative costs, whereas previously they were included in business segment results. Accordingly, these expenses have been reclassified for the prior year periods in the segment financial statements to provide a more meaningful comparison.

Earnings per diluted share and net income for the fiscal year ended April 30, 2003, advanced 18% to $1.22 and $76.7 million, respectively, excluding a one-time tax benefit in fiscal year 2003 and an unusual charge in both fiscal year 2003 and 2002, related to the Company's relocation to Hoboken, New Jersey. Including the tax benefit and unusual charge, earnings per diluted share and net income for fiscal year 2003 were $1.38 and $87.3 million, compared to $0.91 and $57.3 million in fiscal year 2002.

In the fourth quarter of fiscal year 2002, Wiley finalized its commitment to relocate the Company's headquarters to Hoboken, N.J. The relocation was completed in the first quarter of fiscal year 2003. The new facilities will meet the Company's growth expectations and provides for a more collaborative and efficient work environment. The relocation was accomplished on attractive financial terms. Fiscal years 2003 and 2002 include an unusual charge for costs associated with the relocation of approximately $2.5 million, or $1.5 million after tax and $12.3 million, or $7.7 million after tax for the respective periods.

In fiscal year 2003, the Company merged several of its European subsidiaries into a new entity, which enabled the Company to increase the tax-deductible asset basis of the merged subsidiaries to the fair value of the business at the date of merger. Under U.S. accounting principles, the tax benefit attributable to the increase in tax basis is immediately included in income. Consequently, the Company had a one-time tax benefit of $12.0 million, or $0.19 per diluted share, in fiscal year 2003. The cash benefit of this change will be recognized pro-rata over a 15-year period. The Company's effective tax rate, excluding this tax benefit, was 33.1% for the year.

Effective May 1, 2002, the Company adopted SFAS No. 142, which eliminates the amortization of goodwill and indefinite lived intangible assets. In fiscal year 2003, the estimated after-tax impact of the non-amortization of goodwill and intangible assets was $1.9 million, or $0.03 per share, for the fourth quarter and $7.8 million, or $0.12 per share, for the year.

Pro forma operating income and net income excluding the relocation charge, one-time tax benefit and the elimination of amortization of goodwill and indefinite life intangible were as follows:

Reconciliation of non-GAAP financial disclosure
-----------------------------------------------
(In millions, except per share amounts)      2003       2002
------------------------------------------ ---------- ----------
Operating Income as Reported                 $120.3      $87.8
Relocation Charge                               2.5       12.3
SFAS No. 142                                    -          9.6
                                           ---------- ----------
Pro Forma Operating Income                   $122.8     $109.7
                                           ========== ==========
Net Income as Reported                        $87.3      $57.3
Relocation Charge, Net of Taxes                 1.4        7.7
SFAS No. 142, Net of Tax                        -          7.8
One-Time Tax Benefit                          (12.0)       -
                                           ---------- ----------
Pro Forma Net Income                          $76.7      $72.8
                                           ========== ==========

Cost of sales as a percentage of revenues was 33.8% in fiscal year 2003 and 33.1% in fiscal year 2002. The increase was principally due to product mix and a full year impact from the addition of consumer titles from the Hungry Minds acquisition, which was acquired in September 2001. While Hungry Minds has attractive financial characteristics, its gross margin as a percent of revenue is lower than Wiley's consolidated gross margin.

Operating and administrative expenses as a percentage of revenues declined to 50.7% in fiscal year 2003, compared with 50.9% in fiscal year 2002. Synergistic benefits realized through the Hungry Minds acquisition and a $5 million write-off of two investments in fiscal year 2002 were partially offset by depreciation and other costs on new facilities.

During the year, the Company relocated three of its operations to new offices. Its global headquarters was moved to a waterfront site in Hoboken, New Jersey, while its European operations were relocated to new offices in Chichester in the U.K. and Weinheim, Germany. All of the new facilities were designed to promote collaboration and productivity and provide room for growth and expansion in support of business growth.

Interest expense net of interest income was $7.7 million in fiscal year 2003, up from $6.6 million in fiscal year 2002, reflecting the impact of acquisition financing.

The Company's effective tax rate was 22.5% in fiscal year 2003. Excluding the tax benefit mentioned above, the effective tax rate increased to 33.1% as compared to 29.3% in fiscal year 2002 reflecting higher foreign taxes in fiscal year 2003 and a favorable settlement of tax issues reported in fiscal year 2002.

During fiscal year 2003, the Company repurchased 535,600 Class A Common shares at an average price of $21.77 per share for a total cost of $11.7 million. Through April 30, 2003, the Company repurchased 3.3 million Class A Common shares at an average price of $17.61 per share for a total cost of $57.9 million under the Company's existing stock repurchase program. In December 2002, as the existing program neared its limit of 4 million shares, the Board of Directors approved an expanded program, increasing the number of shares that may be acquired by an additional 4 million shares of Class A Common Stock.

Fiscal Year 2003 Segment Results
--------------------------------

Professional/Trade (P/T): Revenues of Wiley's U.S. Professional/Trade business advanced 27% over fiscal year 2002, reflecting the combined full-year effects of the Hungry Minds acquisition and organic growth. While growth in the first half of the year was very strong, second half performance was adversely impacted by a sluggish retail environment and reduced customer traffic at brick and mortar bookstores as a result of the war in Iraq. Despite these unfavorable external factors, P/T revenues for the fourth quarter advanced 5% over the prior year. Wiley gained market share in all of its P/T publishing categories throughout the year. The direct contribution margin was 27.1% of revenues in fiscal year 2003 compared with 25.0% of revenues in the prior year, The margin improvement was principally due to the full integration of Hungry Minds and the elimination of goodwill and indefinite life intangible amortization.

Wiley's business program continues to exhibit strength despite soft market conditions. Eight Wiley business titles appeared on major bestseller lists, including Conquer the Crash: You Can Survive and Prosper in a Deflationary Depression; Five Dysfunctions of a Team: A Leadership Fable; The Morningstar Guide to Mutual Funds: 5-Star Strategies for Success; Home Buying For Dummies; Starting an eBay Business For Dummies; Straight Talk on Investing: What You Need to Know; The Ernst & Young Tax Guide 2003; and JK Lasser's Your Income Tax 2003.

A survey of readers by Training Magazine cited Wiley-Jossey Bass as the best training supplier (based on four criteria: Value, Ease of Use, Met/Exceed Buyer's Expectations, and Exceptional Customer Service) in four categories -- Business; Management and Leadership Skills Training; Safety/Compliance Training; and Customer Service. During the quarter, the Company signed an agreement for a publishing partnership with the Institute of Internal Auditors, a leading global association of professionals with approximately 85,000 members in over 120 countries.

The Company's consumer publishing programs had a strong year, particularly cooking, reference, and travel. Cookbooks that sold well during the year were Betty Crocker's Cooking With Diabetes, Betty Crocker's Cookbook 9e, and Weight Watchers New Complete Cookbook. Two Wiley consumer titles appeared on major bestseller lists during the year: Bush's Brain and Religion For Dummies. Wiley titles recently won awards from the International Association of Cooking Professionals and the James Beard Institute. The Company also signed a publishing agreement with The Learning Annex for a series of consumer books on a variety of subjects, including Feng Shui and wine.

Although the overall market for computer books continues to be weak, Wiley's technology publishing program continues to outperform the market and gain significant market share. Performing particularly well are consumer titles in areas such as digital photography, digital imaging software, general PC technology, Windows XP, home networking, eBay, Apple's Mac OS X and Red Hat Linux, and CD/DVD recording. In April 2003, Wiley acquired 34 best-selling computer titles from Wrox Press. During the quarter, the Company signed an agreement to become the exclusive publisher for a series of PC Magazine-branded books.

The Company's professional and academic programs in architecture, culinary/hospitality, psychology, and teacher education had a solid year. Wiley launched Graphicstandards.com, a major step in the evolution of the Architectural Graphic Standards franchise. Earlier in the year, Wiley acquired approximately 250 teacher education titles, representing an important step toward becoming the leading publisher of high-quality resources and ready-to-use tools for school leaders and classroom instructors.

Scientific, Technical, and Medical (STM): Wiley's U.S. STM revenues were 2% higher than prior year in fiscal year 2003. The continued success of the Wiley InterScience online service mitigated the adverse impact of the Divine/Rowecom bankruptcy and softness in the STM book market. Global STM revenues for the fiscal year 2003 increased 12% as compared to the previous year, bolstered by the acquisitions of GIT Verlag and A&M Publishing, as well as journal growth. The direct contribution margin in fiscal 2003 was 46.3% compared with 43.1% in fiscal 2002. Fiscal year 2002 included a $5 million write-off of two STM investments.

Wiley's STM journal and book business is continuing its transformation to digital access through the growth of Wiley InterScience. The online service experienced a significant increase in the number of journal articles viewed. More than 60% of global journal subscription revenues are now generated by Wiley InterScience licenses. Several licenses were signed during the year, including the Japanese Medical and Pharmaceutical Library Associations Consortium in Asia; the University of New South Wales in Australia; the Austrian, Bavarian, Norwegian and Greek consortia in Europe; and Howard University, the Pennsylvania Academic Library Consortium, the Statewide California Electronic Library Consortia, and the Quebec Academic Consortium in North America.

The Company continues to add content and functionality to Wiley InterScience, increasing revenues by meeting customer needs. The Polymer Backfile Collection launched on Wiley InterScience with great success in March. The largest collection of high-quality polymer science backfile articles available online from a single publisher, the Collection includes more than 600,000 pages of articles from seminal journals, such as the Journal of Polymer Science and Macromolecular Chemistry and Physics.

In April, Wiley InterScience launched a new Pay-Per-View service that we expect will generate incremental revenue from customers who want to purchase individual articles by credit card. More than half a dozen major reference works were added to Wiley InterScience during fiscal year 2003, including the sixth edition of the 40-volume Ullman's Encyclopedia of Industrial Chemistry.

Although some key front list books, such as Considine: Van Nostrand Scientific Encyclopedia 9e, Burger's Medicinal Chemistry and Drug Discovery 6e, and Horvath/Encyclopedia of Catalysis, exceeded expectations, overall STM book sales were sluggish due to tight library budgets.

Wiley had an excellent year in the continued development of its society journal program, signing agreements to publish several important journals in print and online, such as the British Journal of Surgery, Hepatology, Liver Transplantation, and Ultrasound in Obstetrics and Gynecology. In addition, the Company successfully renewed its publishing contract for Cancer, a publication of the American Cancer Society, and extended its publishing contracts for Annals of Neurology, Journal of Magnetic Resonance Imaging, and Magnetic Resonance in Medicine.

Higher Education: Full-year revenues for the U.S. Higher Education business were up over the comparable prior year period by 5%. Revenue growth was principally due to a strong front list in the life sciences, as well as solid performances of the physical sciences and social sciences programs. Results continued to be affected by sluggish industry-wide conditions in engineering, although there was some improvement in the fourth quarter. Global revenues for fiscal year 2003 increased 6% over the prior year. The contribution margin for fiscal year 2003 was 26.9% as compared with 31.3% in fiscal year 2002. The change was principally due to product mix.

During the fourth quarter, Higher Education launched its biggest front list ever. Key new products include Hughes-Hallett/Applied Calculus 2e; Tortora and Grabowski/Principles of Anatomy and Physiology 10e; Cutnell/College Physics; Huffman/Psychology 7e; McDaniel/Marketing Research Essentials 4e;
Voet/Biochemistry 3e; Weygandt/Managerial Accounting 2e; and Strahler/Introducing Physical Geography 3e.

Technology is creating new opportunities, as reflected in increased demand for Web-based products and course management tools. Wiley is capitalizing on these opportunities and meeting the evolving needs of students and teachers. An example is Wiley Business Extra Select, which was announced in the third quarter and will enable professors to create customized business courses with material from Wiley textbooks and other sources.

The Higher Education Web site offers online learning materials on more than 2,300 subsites to support teaching and learning. Virtual peer training through Wiley's Faculty Resource Network increased dramatically during the fourth quarter, with hundreds of professors participating in virtual seminars and one-on-one collaborations. This unique, reliable, and accessible service is a source of competitive advantage. During the year, the Company began to generate revenue from its eGrade and Interactive Homework Edition initiatives. Our Virtual Bookfairs were expanded to cover most disciplines.

Europe: Revenues in fiscal year 2003, excluding foreign translation exchange gains from Wiley's European operations were up 21% over prior year, reflecting the GIT Verlag and A&M Publishing acquisitions and organic growth. Primary contributors to the organic growth were the journals program, as well as indigenous P/T titles, such as the global bestseller, Prechter/Conquer the Crash. Results in Germany were negatively affected by a weak advertising market and sluggish book sales. The direct contribution margin for Europe was 32.9% of revenues in fiscal 2003 and 34.5% of revenues in fiscal 2002. The decrease in contribution margin was principally due to product mix.

In March, Wiley Europe signed an agreement with The Cochrane Collaboration for the publication of the Cochrane Systematic Reviews in evidence-based medicine. These online databases are widely regarded as the world's most authoritative source of information on the effectiveness of health care interventions. In addition to enhancing Wiley's medical publishing program with the addition of prestigious content, the partnership establishes a major presence for the Company in the rapidly emerging area of medical informatics. Wiley Europe was named "Distributor of the Year" for the fifth time in six years by the Academic, Professional, and Specialist Booksellers Group.

Asia, Australia & Canada: Wiley's Asian, Australian, and Canadian operations recorded strong results for the year. Revenues in fiscal year 2003, excluding foreign exchange translation gains, increased over the prior year by 24%. Including the effects of foreign exchange translation gains, revenues increased over prior year by 28%. These results were driven by the addition of Hungry Minds, as well as the performance of the P/T and Higher Education programs in Canada, and strong overall growth throughout Asia. Rapid growth of the Company's subscription and translation rights businesses continued in Asia, notably in China and India. The fourth quarter was adversely affected somewhat by the war in Iraq and the SARS outbreak.

Indigenous P/T publishing programs grew in Wiley's Asian, Australian, and Canadian businesses. Two titles, Privatising China by Carl Walter, the COO of JP Morgan, and Capitalist China by Jonathan Wotzel, a senior partner at McKinsey Consulting, reflect the importance of the growing market in China, and also Wiley's success in partnering with prestigious companies. Two Wiley Australia titles, Westfield/HIH, The Inside Story of Australia's Biggest Corporate Collapse and King/Gallipoli, published during the quarter to great acclaim. Wiley Canada had its best year ever, in part on the strength of the For Dummies brand.

Results of Operations
Fiscal 2002 Compared to Fiscal 2001

The Company continued to achieve strong growth in revenues and operating income during fiscal 2002, although income was adversely affected by an unusual charge related to the calendar year 2002 relocation of the Company's headquarters to Hoboken, New Jersey as more fully described below.

During fiscal 2002, the Company acquired several publishing properties for purchase prices aggregating $232.4 million net of cash acquired, including the acquisition of Hungry Minds, Inc. (Hungry Minds) on September 21, 2001, for approximately $184.1 million, the largest acquisition in the Company's history. Hungry Minds is a leading publisher with an outstanding collection of respected brands. The Company also acquired 47 higher education titles from Thomson Learning; A&M Publishing Ltd. a U.K.-based publisher for the pharmaceutical and healthcare sectors; GIT Verlag GmbH, a German publisher for the chemical, pharmaceutical, biotechnology, security and engineering industries; and Frank J. Fabozzi Publishing and an Australian publisher, Wrightbooks Pty Ltd., both publishing high-quality finance books for the professional market. Hungry Minds contributed $91 million to revenues in fiscal 2002 and was accretive to earnings.

Pro forma results of operations for fiscal 2002 excluding the unusual charge were as follows:

Reconciliation of non-GAAP financial disclosure
-----------------------------------------------
(In millions, except per share amounts)            2002      2001
--------------------------------------------    --------  --------
Operating Income as Reported                     $ 87.8    $ 95.4
Unusual Relocation Charge                          12.3         -
                                               --------- ---------
Operating Income Before Unusual Charge           $100.1     $95.4
                                               ========= =========

Net Income as Reported                            $57.3     $58.9
Unusual Relocation Charge, Net of Taxes             7.7         -
                                               --------- ---------
Net Income Before Unusual Charge                  $65.0     $58.9
                                               ========= =========

Income Per Diluted Share as Reported              $ .91     $ .93
Unusual Relocation Charge, Net of Taxes             .12         -
                                               --------- ---------
Income Per Diluted Share Before Unusual           $1.03      $.93
Charge                                         ========= =========

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

Before the unusual charge, fiscal 2002 operating income advanced 5% to $100.1 million. Operating margin before the unusual charge declined to 13.6% in fiscal 2002 from 15.5% in fiscal 2001, reflecting the combined effect of the $5 million write-off of two small investments or $2.9 million after taxes, equal to $0.05 per diluted share; the Hungry Minds acquisition; and the addition of several society journals, which typically have lower margins than other journals. Excluding the investment write-offs and the unusual charge, the operating margin was 14.3% and the operating margin before amortization of intangibles (EBITA) was 16.7% in fiscal 2002. Operating margin as reported was 12.0% in fiscal year 2002 and 15.5% in fiscal year 2001.

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

Operating and administrative expenses as a percentage of revenues were 50.9% in fiscal 2002, compared with 49.1% in fiscal 2001. The increase was primarily due to the write-off of the investments mentioned above, as well as increased spending on new business initiatives. Operating expenses increased 24% over fiscal 2001, primarily due to the inclusion of Hungry Minds and the aforementioned investment write-offs. Excluding Hungry Minds and the investment write-offs, operating expenses increased approximately 9%.

Interest expense net of interest income was $6.6 million in fiscal 2002 versus $5.2 million in fiscal 2001, reflecting the impact of higher average debt levels due to the acquisitions, partially offset by lower average rates during the year.

The Company's effective tax rate was 29.3% in fiscal 2002, compared with 34.7% in the prior year. The decrease was primarily due to lower foreign taxes including the settlement of open tax issues.

During fiscal 2002, the Company repurchased 96,500 Class A Common shares at an average price of $19.49 per share for a total cost of $1.9 million.

Fiscal 2002 Segment Results

Professional/Trade: U.S. Professional/Trade reported a 56% increase in revenues in fiscal 2002 to $253.1 million. Excluding Hungry Minds, revenues advanced 3%. Direct contribution to profit improved 74% to $63.2 million in fiscal 2002 versus $36.3 million in fiscal 2001, primarily due to the acquisition of Hungry Minds. The direct contribution margin was 25.0% of revenues compared with 22.4% of revenues in fiscal 2001. The margin improvement was attributable to the synergies realized through the integration of Hungry Minds.

During the year, the Professional/Trade segment experienced the negative effects of the slowdown in retail and corporate sales following the September 11th terrorist attacks and general economic conditions. Business and travel books were most affected. The culinary, architecture, psychology, and general interest areas continued to perform well. The pace of sales improved significantly in the last four months of the fiscal year, powered by two bestsellers - Christopher Byron's Martha, Inc., and Martin Weiss's Ultimate Safe Money Guide. Other revenue drivers were a strong tax publication season, and the launch of several titles from the Company's publishing alliances and franchises.

The acquisition of Hungry Minds nearly doubled the annualized revenues of the U.S. Professional/Trade segment through the addition of new products and capabilities. The acquisition included 2,500 active titles, which are available in 39 languages. Well-known brands include the For Dummies and Unofficial Guide series, the technological Bible and Visual series, Frommer's travel guides, CliffsNotes, Webster's New World Dictionary, Betty Crocker, and Weight Watchers.

Other acquisitions included Frank. J. Fabozzi Publishing, a publisher of high-quality finance books for the professional market. The Internet is playing a growing role in the Company's business. With their unlimited "virtual" shelf space, online retailers merchandise the Company's products for longer periods of time than brick-and-mortar bookstores. Demand for Web-based electronic products has emerged in professional markets with the advent of broadband Internet access. In fiscal 2002, the Company launched online products such as TheraForms downloadable forms from Wiley's practice management books.

STM: U.S. STM revenues increased 6% in fiscal 2002 to $164.9 million, reflecting strong journal subscription renewal rates, the growth of Wiley InterScience online services, the addition of three society journals, and new products. Direct contribution to profit declined 4% to $71.1 million, attributable to the previously mentioned write-off of two small investments. Excluding the write-off, the direct contribution increased 2% and the direct contribution margin was 46.1% of revenues compared with 47.6% of revenues in fiscal 2001, reflecting the continued investment in sales, marketing, and service enhancements for Wiley InterScience, as well as the addition of new society journals, which typically have lower margins than other journals.

The value of Wiley InterScience Enhanced Access Licenses signed by academic institutions, companies, and consortia approximately doubled in fiscal 2002. The Company continued to add a rich content offering and greater functionality to Wiley InterScience to meet customer needs and increase the revenue base. As of fiscal year-end, the service provided online access to virtually all of the Company's over 350 journals and to more than 30 reference works, as well as to approximately 250 STM books through OnlineBooks, a new feature. In fiscal 2002, Wiley expanded its MobileEdition service to 20 journals, including the launch of TNM MobileEdition, the first portable electronic version of the TNM classification system, which Wiley publishes in print. MobileEditions are designed for use on personal digital assistants and other wireless devices. Also new were ContentAlerts and RoamingAccess, which enable researchers to access the scientific literature they need, as soon as it is available, wherever and whenever they want.

Higher Education: U.S. Higher Education revenues increased 6% to $141.3 million in fiscal 2002, partly attributable to the acquisition of higher education titles during the year. Direct contribution to profit increased 6% to $44.3 million, and the direct contribution margin of 31.3% of revenues was essentially the same as the prior year. Although college enrollments in engineering, a key Wiley area, were flat, the Company's business, psychology, and geography programs performed well.

The Company rolled out a strong Higher Education frontlist in fiscal 2002, publishing 134 packages. In November 2001, the Company acquired 47 titles from Thomson Learning in business, earth and biological sciences, foreign languages, mathematics, nutrition, and psychology.

Higher education demographics remain favorable overall, with more students attending college and enrolling in lifelong learning courses than ever before. In addition, the soft economy has resulted in increased student applications to graduate programs. The Company has introduced new, value-added materials and services to combat used book sales, which is a continuing industry-wide problem.

The Company continues to develop new formats to create more value for teachers and students. Active Learning Editions with brief texts and integrated study tools were introduced in fiscal 2002 as a lower-priced alternative to traditional textbooks.

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

Europe: European fiscal 2002 revenues of $164.1 million advanced 6% over fiscal 2001. Direct contribution to profit was $56.7 million, up 9%. The direct contribution margin was 34.5% of revenues in fiscal 2002 and 33.3% of revenues in fiscal 2001. The STM journals business was strong in fiscal 2002, with improved subscription renewals and growing electronic access. Higher education programs also were a key revenue driver.

Acquisitions at the end of fiscal 2002 included A&M Publishing Ltd., a U.K.-based publisher for the pharmaceutical and health care sectors, and GIT Verlag GmbH, a German publisher for the chemical, pharmaceutical, biotechnology, security, and engineering industries.

Wiley-VCH in Germany introduced nearly a dozen new journals, including Advanced Synthesis & Catalysis, Macromolecular Bioscience, and PROTEOMICS.

Wiley U.K. launched ExpressExec, encompassing approximately 100 management books available in electronic and print formats. Wiley-VCH launched pro-physics.de, a community-of-interest Web site. As part of its alliance strategy, the Company concluded an agreement with Symbian Ltd., a joint venture between Nokia, Ericsson, Motorola, and NTT, to publish a range of titles about applications and programming for the Symbian operating system.

Asia, Australia and Canada: Revenues advanced 6% in fiscal 2002 to $68.3 million, reflecting a solid performance in Canada and Australia, including Hungry Minds' international sales, offset to a large degree by weak economic conditions in Asia. Direct contribution to profit was $15.2 million, up 3%. The direct contribution margin was 22.2% of revenues in fiscal 2002 and 22.9% of revenues in fiscal 2001.

Wiley Australia achieved solid growth in its higher education business and won the bookseller's Tertiary Publisher of the Year award for outstanding service to the higher education market for the fourth consecutive year. Professional/trade publishing was expanded with the acquisition of Wrightbooks Pty Ltd., a publisher of high-quality finance books for the professional market, which exceeded expectations.

Wiley Canada solidified its leadership in accounting through a targeted effort to increase sales of higher education titles such as Kimmel, Weygandt, Kieso, and Trenholm: Financial Accounting: Tools for Business Decision-Making, Canadian edition. Its trade program was bolstered by Hungry Minds, which has a strong market presence with titles such as Taxes For Canadians For Dummies and Frommer's with Kids travel guides to major Canadian cities. In Asia, a weak economy adversely affected results. However, strong growth continued in China, as the Company's foreign rights and copublishing business benefited from the opening of China's educational market.

Liquidity and Capital Resources

The Company's cash and cash equivalents balance was $33.2 million at the end of fiscal year 2003, compared with $39.7 million a year earlier. Cash provided by operating activities of $169.1 million improved by $28.8 million over the prior year. The improvement was mainly due to higher net income and non cash charges. Non-cash items in Other principally include non-cash charges for pensions and royalties. These items were partially offset by increased investment in working capital related to new business and rent payments previously accrued for vacated facilities related to the move of the Company's corporate headquarters. Pension contributions in fiscal year 2003 were $5.3 million. Estimated fiscal year 2004 contributions are anticipated to be $8.2 million.

Cash used for investing activities of $125.6 million declined from $314.1 million in the prior year, which included the Hungry Minds acquisition. Current year investing activity includes $33.0 million for a purchase of a building in the United Kingdom, additions to a building in Germany and leasehold improvements at the Company's new Hoboken, NJ headquarters. Cash used for financing activities was $52.5 million in 2003, as compared to $159.9 million provided from financing activities in 2002.

Current year financing activity includes a $30.0 million payment of long term debt and $11.7 million of shares repurchased under the Company's stock repurchase program. In fiscal year 2002 the Company took on new debt to finance Hungry Minds and other acquisitions.

The Company's operating cash flow is affected by the seasonality of its U.S. higher education business and receipts from its journal subscriptions. Receipts from journal subscriptions occur primarily during November and December from companies commonly referred to as independent subscription agents. Reference is made to the Credit Risk section, which follows for a description of the impact on the Company as it relates to journal agents' financial position and liquidity. Sales in the U.S. higher education market tend to be concentrated in June through August, and again in November through January.

The Company normally requires increased funds for working capital from May through September. Subject to variations that may be caused by fluctuations in inventory levels or in patterns of customer payments, the Company's normal operating cash flow is not expected to vary materially in the near term.

Although the statement of financial condition indicates a negative working capital of $39.4 million at April 30, 2003, current liabilities include $131.4 million of deferred subscription revenues related to journals for which the cash has been received and will be recognized into income as the journals are shipped or made available online to the customer, or over the term of the subscription as services are rendered. Excluding this deferred income item, working capital at April 30, 2003, was a positive $92.0 million.

The Company has adequate cash and cash equivalents available, as well as international short-term lines of credit to finance its short-term seasonal working capital requirements. The Company does not have any off-balance-sheet debt.

Projected product development, and property and equipment spending for fiscal year 2004 are approximately $60 million and $35 million, respectively, a more normalized level as compared to fiscal year 2003, which included spending on new facilities. These investments will be funded primarily from internal cash generation, the liquidation of cash equivalents, and the use of short-term lines of credit.

A summary of contractual obligations and commercial commitments is as follows:

Dollars in millions              Payments due by period
-----------------------------------------------------------------
Contractual                       Less                      After
                                 Than 1     1-3      4-5      5
Obligation               Total    Year     Years    Years   Years
--------------------- ---------- -------- -------- -------- -------
Total Debt             $235.0       35.0        -     200.0      -
Operating Lease
Obligations             241.4       24.2     46.5      43.0  127.7
                      ---------- -------- -------- -------- -------
Total Contractual
Cash Obligations       $476.4       59.2     46.5     243.0  127.7
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

Interest Rates

The Company had $235.0 million of variable rate loans outstanding at April 30, 2003, which approximated fair value. The Company did not use any derivative financial investments to manage this exposure. A hypothetical 1% change in interest rates for this variable rate debt would affect net income and cash flow by approximately $1.5 million.

Foreign Exchange Rates

The Company is exposed to foreign exchange movements primarily in sterling, euros, and Asian, Canadian, and Australian currencies. Consequently, the Company, from time to time, enters into foreign exchange forward contracts as a hedge against foreign currency asset, liability, commitment, and anticipated transaction exposures, including inter-company purchases. At April 30, 2003, the Company had no open foreign exchange forward contracts.

Credit Risk

The Company's business is not dependent upon a single customer; however, the industry has experienced a significant concentration in national, regional, and online bookstore chains in recent years. Although no one book customer accounts for more than 6% of total consolidated revenues, the top 10 book customers account for approximately 26% of total consolidated revenues and approximately 45% of total gross trade accounts receivable at April 30, 2003. To mitigate its credit risk exposure, the Company obtains credit insurance where available and economically justifiable.

In the journal publishing business, subscriptions are primarily sourced through independent subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Monies are generally collected in advance from subscribers by the subscription agents and are remitted to the journal publisher, including the Company, generally prior to the commencement of the subscriptions. Although at fiscal year-end the Company had minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 16% of total consolidated revenues and no one agent accounts for more than 6% of total consolidated revenues. Insurance for these accounts is not commercially feasible and/or available. A journal subscription agent, Rowecom Inc., filed for bankruptcy in January 2003. The bankruptcy will effect STM journal sales in calendar year 2004, which is expected to be immaterial to the Company.

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

Critical Accounting Policies

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management continually evaluates the basis for its estimates; however, actual results could differ from those estimates, which could affect the reported results from operations. Set forth below is a discussion of the Company's critical accounting policies and the basis for estimates used.

Revenue Recognition

Revenue is recognized when products have been shipped or when services have been rendered and when the following additional criteria have been met: persuasive evidence that an arrangement or contract exists; delivery has occurred or services have been rendered, the price to the customer is fixed or determinable; and collectibility is reasonably assured. Collectibility is evaluated based on the amount involved, the credit history of the customer, and the current status of the customer's account with the Company.

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

Reserve for Inventory Obsolescence

Inventories are carried at cost or market, whichever is lower. A reserve for inventory obsolescence is estimated based on a review of damaged, obsolete, or otherwise unsaleable inventory. The review encompasses historical unit sales trends by title, current market conditions, including estimates of customer demand, and publication revision cycles. A change in sales trends could affect the estimated reserve.

Allocation of Acquisition Purchase Price to Assets Acquired and Liabilities Assumed

In connection with acquisitions, the Company allocates the cost of the acquisition to the assets acquired and the liabilities assumed based on estimates of the fair value of such items including goodwill, other intangible assets with indefinite lives, and other intangible assets and the related useful lives. Such estimates include expected cash flows to be generated by those assets and the expected useful lives based on historical experience, current market trends as well as synergies to be achieved from the acquisition and expected tax basis of assets acquired. For major acquisitions, the Company uses independent appraisers to confirm the reasonableness of such estimates. A change in the useful lives of intangible assets other than goodwill could affect the Company's amortization expense for the year.

Impairment of Intangible and Other Long-Lived Assets

Management periodically evaluates the recoverability of intangibles, including goodwill, and other long-lived assets in connection with its annual financial process review, or whenever facts and circumstances indicate the carrying value of those assets may not be recoverable. Evaluations include estimates of future cash flows generated by the underlying assets, current trends, and other determinants of fair value. If the carrying value of the asset exceeds the estimated fair value, an impairment loss is recognized for the difference. It is possible that the estimates of the fair value may not be realized due to future changes in market conditions and other factors, in which case a further impairment loss would have to be recognized.

Recent Accounting Standards

At the beginning of its fiscal year May 1, 2002, the Company adopted SFAS No.142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and indefinite lived intangible assets. In fiscal year 2002, the after-tax impact of the non-amortization of goodwill and intangible assets on net income was $7.8 million, or $0.12 per share. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," which requires all business combinations initiated after June 30, 2001, to be accounted for by a single method - the purchase method. In addition, the statement requires the purchase price to be allocated to identifiable intangible assets in addition to goodwill if certain criteria are met. The statement also requires additional disclosures related to the reasons for the business combination, the allocation of the purchase price, and if significant by reportable segment, to the assets acquired and liabilities assumed.

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

In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation was effective on a prospective basis for guarantees issued as modified after December 31, 2002 and had no impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provision of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting and the effect of the method used on reported results. This standard is effective for fiscal year end 2003. Currently, the Company uses the intrinsic method of accounting for stock-based compensation. Therefore, the adoption of SFAS No. 148 will have no effect on the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The amendments set forth in SFAS 149 require that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. SFAS 149 is not expected to have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The statement requires that certain financial instruments be classified as liabilities, instead of equity, in statements of financial position. SFAS 150 is not expected to have a material impact on the Company's financial position or results of operations.

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

Results by Quarter (Unaudited)


Dollars in millions except per share data

                                  2003                   2002
-----------------------------------------------------------------------
Revenues
  First quarter                  $ 206.4               $ 161.0
  Second quarter                   223.0                 176.2
  Third quarter                    221.2                 208.0
  Fourth quarter                   203.4                 189.2
----------------------- --------------------- -----------------------
  Fiscal year                   $  854.0              $  734.4
----------------------- --------------------- -----------------------
Operating Income (a)
  First quarter (b)               $ 30.7                $ 30.5
  Second quarter                    35.9                  28.9
  Third quarter                     36.9                  34.7
  Fourth quarter (b)                16.8                  (6.3)
----------------------- --------------------- -----------------------
  Fiscal year (b)               $  120.3               $  87.8
----------------------- --------------------- -----------------------
Net Income (a)
  First quarter (b)              $  20.0               $  19.5
  Second quarter (c)                34.7                  17.9
  Third quarter                     24.2                  21.4
  Fourth quarter                     8.4                  (1.4)
----------------------- --------------------- -----------------------
  Fiscal year (b) (c)            $  87.3               $  57.4
----------------------- --------------------- -----------------------


Income Per Share        Diluted       Basic    Diluted (a)  Basic (a)
                      ---------------------------------------------------

  First quarter (b)       $.32           $.32      $.31       $.32
  Second quarter (c)       .55            .57       .28        .29
  Third quarter            .39            .39       .34        .35
  Fourth quarter           .13            .13      (.02)      (.02)
  Fiscal year (b)(c)      1.38           1.42       .91        .94
-------------------------------------------------------------------------

     (a) At the beginning of fiscal year 2003, the Company adopted Statement of Financial Accounting Standard No. 142: Goodwill and Other Intangible Assets. In accordance with FAS No. 142, amortization of goodwill and indefinite life intangibles is discontinued. Fiscal year 2002 includes amortization which is no longer recorded of approximately $2.4 million ($2.0 million after-tax) per quarter or $9.6 million ($7.8 million after-tax) for the year.

     (b) In the fourth quarter of fiscal year 2002 the Company finalized its commitment to relocate the Company's headquarters to Hoboken, N.J. The relocation was completed in the first quarter of fiscal year 2003. Fiscal years 2003 and 2002 include an unusual charge for costs associated with the relocation of approximately $2.5 million ($1.5 million after tax) and $12.3 million ($7.7 million after tax), for the respective periods.

     (c) Fiscal year 2003 includes a one-time tax benefit of $12.0 million equal to $0.19 per diluted share, relating to an increase of the tax-deductible net asset basis of a European subsidiary's assets.


Quarterly Share Prices, Dividends, and Related Stockholder Matters

The Company's Class A and Class B shares are listed on the New York Stock Exchange under the symbols JWa and JWb, respectively. Dividends per share and the market price range by fiscal quarter for the past two fiscal years were as follows:

                    Class A Common Stock   Class B Common Stock
                   ---------------------- ----------------------
                           Market Price            Market Price
                   Divi-  ---------------  Divi-  --------------
                   dends   High     Low    dends   High    Low
  ---------------- ------ ------- ------- ------- ------ -------
  2003
  First quarter    $.050  $27.30  $19.61  $.050    $27.31 $19.56
  Second quarter    .050   23.30   20.13   .050     23.20  20.20
  Third quarter     .050   24.20   21.27   .050     24.16  21.35
  Fourth quarter    .050   24.51   21.51   .050     24.60  21.64
  ---------------- ------ ------- ------- ------- ------  -------
  2002
  First quarter    $.045  $23.68  $18.95  $.045    $23.65 $19.00
  Second quarter    .045   22.59   19.54   .045     22.60  19.45
  Third quarter     .045   24.10   20.00   .045     23.90  19.95
  Fourth quarter    .045   27.46   22.26   .045     27.45  22.40



As of April 30, 2003, the approximate number of holders of the Company's Class A and Class B Common Stock were 1,184 and 146, respectively, based on the holders of record and other information available to the Company.

The Company's credit agreement contains certain restrictive covenants related to the payment of dividends and share repurchases. Under the most restrictive covenant, approximately $178 million was available for such restricted payments. Subject to the foregoing, the Board of Directors considers quarterly the payment of cash dividends based upon its review of earnings, the financial position of the Company, and other relevant factors.

                             Selected Financial Data



                                                                    For the years ended April 30
                                           ----------------------------------------------------------------------------------

Dollars in thousands except per share data     2003               2002                2001              2000             1999
----------------------------------------------------------- ------------------- ----------------- ---------------- ------------

Revenues                                     $853,971           $734,396           $613,790          $606,024         $519,164
Operating Income                              120,261(a)          87,763(a)(b)       95,424            89,004           63,654
Net Income                                     87,275(a)(c)       57,316(a)(b)       58,918            52,388           39,709
Working Capital                               (39,421)(d)        (45,134)(d)        (57,226)(d)       (76,939)(d)       60,870
Total Assets                                  955,972            896,145            588,002           569,337          528,552
Long-Term Debt                                200,000            235,000             65,000            95,000          125,000
Shareholders' Equity                          344,004            276,650            220,023           172,738          162,212
----------------------------------------------------------- ------------------- ----------------- ---------------- ------------


Per Share Data
Income Per Share
     Diluted                                     1.38 (a)(c)         .91 (a)(c)         .93               .81              .60
     Basic                                       1.42 (a)(c)         .94 (a)(c)         .97               .85              .63

Cash Dividends
     Class A Common                               .20                .18                .16               .14              .13
     Class B Common                               .20                .18                .16               .13              .11



     (a) In the fourth quarter of fiscal year 2002 the Company finalized its commitment to relocate the Company's headquarters to Hoboken, N.J. The relocation was completed in the first quarter of fiscal year 2003. Fiscal year 2003 and 2002 include an unusual charge for costs associated with the relocation of approximately $2,465, or $1,479 after tax and $12,312 or $7,683 after tax for the respective periods.

     (b) At the beginning of fiscal year 2003, the Company adopted Statement of Financial Accounting Standard No. 142: Goodwill and Other Intangible Assets. In accordance with FAS No. 142, amortization of goodwill and indefinite life intangibles is discontinued. Fiscal year 2002 includes amortization which is no longer recorded of $9,553 ($7,844 after-tax).

     (c) Fiscal year 2003 includes a one-time tax benefit of $12,025 equal to $0.19 per diluted share, relating to an increase in the tax deductible net asset basis of a European subsidiary's assets.

     (d) Working capital is negative as a result of including in current liabilities the deferred subscription revenues related to journal subscriptions for which the cash has been received and that will be recognized into income as the journals are shipped or made available online to the customer, or over the term of the subscription as services are rendered.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and the Shareholders of John Wiley & Sons, Inc.:

We have audited the accompanying consolidated statements of financial position of John Wiley & Sons, Inc. (the "Company") and subsidiaries as of April 30, 2003 and 2002, and the related consolidated statements of income, shareholder's equity and comprehensive income, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule (as listed in the accompanying index). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The consolidated financial statements and financial statement schedule for the year ended April 30, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on the consolidated financial statements and financial statement schedule, before the revision described in the "Goodwill and Other Intangible Assets" Note to the consolidated financial statements, in their report dated June 5, 2001.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of John Wiley & Sons, Inc. and subsidiaries as of April 30, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed above, the 2001 financial statements of the Company as listed in the accompanying index were audited by other auditors who have ceased operations. As described in the "Goodwill and Other Intangible Assets" Note to the consolidated financial statements, these financial statements have been revised to include the transitional disclosures required by the Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of May 1, 2002. In our opinion, the disclosures for 2001 in the "Goodwill and Other Intangible Assets" Note are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures, and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.


/S/ KPMG LLP
New York, New York
June 17, 2003


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and the Shareholders of John Wiley & Sons, Inc.:

We consent to the incorporation by reference in the Registration Statement Nos. 333-93691, 33-60268, 2-65296, 2-95104, 33-29372 and 33-62605 of John Wiley &
Sons, Inc. (the "Company") of our report dated June 17, 2003, with respect to the consolidated statements of financial position of John Wiley & Sons, Inc. as of April 30, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the years then ended and the related financial statement schedule, which report appears in the April 30, 2003 annual report on Form 10-K of John Wiley & Sons, Inc.

Our report refers to our audit of the Statement of Financial Accounting Standards (SFAS) No. 142 transitional disclosures added to revise the 2001 consolidated financial statements, as more fully described in the "Goodwill and Other Intangible Assets" Note to the consolidated financial statements. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements other than with respect to such disclosures.



/S/ KPMG LLP

New York, New York
June 25, 2003

The following report of Arthur Andersen LLP ("Andersen") is a copy of the original report dated June 5, 2001, rendered on the fiscal year 2001 financial statements. The SEC provided regulatory relief designed to allow public companies to dispense with the requirement that they file a consent of Andersen in certain circumstances. After reasonable efforts, we have not been able to obtain a re-issued report or consent from Andersen, and, accordingly, should you wish to pursue claims against Andersen in connection with those financial statements, your ability to seek remedies and obtain relief against Andersen may be impaired.



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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements and Schedules for the years ended April 30, 2001 and 2000, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule for the years ended April 30, 2001 and 2000, has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP
New York, New York
June 5, 2001



                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

John Wiley & Sons, Inc., and Subsidiaries                                            April 30
                                                                             -----------------------
Dollars in thousands                                                            2003           2002
======================================================================================================
Assets
Current Assets

             Cash and cash equivalents..........................         $      33,241 $       39,705
             Accounts receivable................................               120,057        101,084
             Taxes receivable...................................                 9,657         18,664
             Inventories........................................                83,337         69,799
             Deferred income tax benefits.......................                26,028         34,394
             Prepaid expenses...................................                11,524         11,613
                                                                              --------        -------
             Total Current Assets...............................               283,844        275,259
                                                                              --------        -------

Product Development Asset..s....................................                60,842         63,055
Property and Equipment..........................................               114,870         72,127
Intangible Assets...............................................               280,872        275,295
Goodwill........................................................               192,186        189,099
Deferred Income Tax Benefits....................................                 2,800          1,351
Other Assets....................................................                20,558         19,959
                                                                              --------        -------
Total Assets....................................................         $     955,972 $      896,145
                                                                              ========        =======
Liabilities and Shareholders' Equity
Current Liabilities
             Current portion of long-term debt..................         $      35,000 $       30,000
             Accounts and royalties payable.....................                71,296         67,516
             Deferred subscription revenues.....................               131,392        125,793
             Accrued income taxes...............................                 7,953          9,769
             Other accrued liabilities..........................                77,624         87,315
                                                                              --------        -------
             Total Current Liabilities..........................               323,265        320,393
                                                                              --------        -------

Long-Term Debt..................................................               200,000        235,000
Accrued Pension Liability.......................................                54,909         27,184
Other Long-Term Liabilities.....................................                28,190         22,643
Deferred Income Taxes...........................................                 5,604         14,275
Shareholders' Equity

             Preferred Stock, $1 par value: Authorized - 2 million, I                -              -
             Class A Common Stock, $1 par value: Authorized - 180 mil
                  Issued - 68,149,702 and 68,066,602............                68,150         68,067
             Class B Common Stock, $1 par value:  Authorized - 72 mil
                  Issued - 15,040,560 and 15,123,660............                15,041         15,124
             Additional paid-in capital.........................                34,103         26,838
             Retained earnings..................................               368,963        294,032
             Accumulated other comprehensive gain (loss)........                (7,171)        (2,702)
             Unearned deferred compensation.....................                (1,283)        (1,375)
                                                                               -------        -------
                                                                               477,803        399,984

Less Treasury Shares At Cost (Class A - 18,076,002 and 18,004,770;

             Class B - 3,484,096 and 3,484,096).................              (133,799)      (123,334)
                                                                               --------      --------
Total Shareholders' Equity......................................               344,004        276,650
                                                                               --------      --------
Total Liabilities and Shareholders' Equity......................         $     955,972 $      896,145
                                                                               =======       ========

The accompanying notes are an integral part of the consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF INCOME

John Wiley & Sons, Inc. and Subsidiaries                                    For the years ended April 30
                                                                ---------------------------------------------------
Dollars in thousands except per share data                            2003             2002              2001

===================================================================================================================
Revenues........................................................ $  853,971       $   734,396      $    613,790

Costs and Expenses
         Cost of sales..........................................    288,925           243,196           199,400
         Operating and administrative expenses..................    432,700           373,463           301,470
         Amortization of intangibles............................      9,620            17,662            17,496
         Unusual item - relocation related expenses.............      2,465            12,312                 -
                                                                -------------------------------------------------
         Total Costs and Expenses...............................    733,710           646,633           518,366
                                                                -------------------------------------------------
Operating Income................................................    120,261            87,763            95,424

Interest Income and Other.......................................        262               835             2,828
Interest Expense................................................     (7,964)           (7,480)           (8,025)
                                                                -------------------------------------------------
Interest Income (Expense) - Net.................................     (7,702)           (6,645)           (5,197)
                                                                -------------------------------------------------

Income Before Taxes.............................................    112,559            81,118            90,227
Provision for Income Taxes......................................     25,284            23,802            31,309

Net Income...................................................... $   87,275       $    57,316       $    58,918
                                                                -------------------------------------------------
Income Per Share
         Diluted................................................ $     1.38       $      0.91       $      0.93
         Basic.................................................. $     1.42       $      0.94       $      0.97

Cash Dividends Per Share
         Class A Common......................................... $     0.20       $      0.18       $      0.16
         Class B Common......................................... $     0.20       $      0.18       $      0.16


The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

John Wiley & Sons, Inc., and Subsidiaries                                          For the years ended April 30
                                                                            -------------------------------------------
Dollars in thousands                                                           2003            2002           2001
=======================================================================================================================
Operating Activities
Net Income.............................................................   $      87,275 $        57,316 $       58,918
Noncash Items
         Amortization of intangibles...................................           9,620          17,662         17,496
         Amortization of composition costs.............................          29,923          25,653         22,583
         Depreciation of property and equipment........................          23,420          16,007         13,802
         Reserves for returns, doubtful accounts, and obsolescence.....          11,219           6,675          7,527
         Deferred income taxes.........................................          11,224             451          3,560
         Write-off of investments......................................               -           4,989              -
         Unusual item - accrued relocation related expenses............               -          12,312              -
         Other                                                                   29,730          16,523         10,185

Changes in Operating Assets and Liabilities
         Decrease (increase) in accounts receivable....................         (17,862)         (3,998)         5,063
         Decrease (increase) in taxes receivable.......................          15,841          (9,022)             -
         Increase in inventories.......................................         (14,594)         (4,657)        (9,789)
         Increase in deferred subscription revenues....................           3,810           7,057          5,009
         Decrease in other accrued liabilities.........................         (19,451)           (169)        (9,242)
         Net change in other operating assets and liabilities..........          (1,027)          5,934          5,902
         Payment of acquisition related liabilities....................               -         (12,367)             -
                                                                           --------------------------------------------
         Cash Provided by Operating Activities.........................         169,128         140,366        131,014
                                                                           --------------------------------------------
Investing Activities
         Additions to product development assets.......................         (51,835)        (48,039)       (36,163)
         Additions to property and equipment...........................         (63,221)        (33,643)       (28,656)
         Proceeds from sale of publishing assets.......................                -              -          2,950
         Acquisitions, net of cash acquired............................         (10,500)       (232,393)       (10,052)
                                                                           --------------------------------------------
         Cash Used for Investing Activities............................        (125,556)       (314,075)       (71,921)
                                                                           --------------------------------------------
Financing Activities
         Borrowings of long-term debt..................................               -         200,000              -
         Repayment of long-term debt...................................         (30,000)        (30,000)       (30,000)
         Cash dividends................................................         (12,344)        (11,015)        (9,726)
         Purchase of treasury shares...................................         (11,661)         (1,880)        (6,890)
         Proceeds from issuance of stock on option exercises and other.           1,500           2,813           (655)
                                                                          ---------------------------------------------
         Cash Provided by (Used for) Financing Activities..............         (52,505)        159,918        (47,271)
                                                                          ---------------------------------------------
         Effects of exchange rate changes on cash......................           2,469             549         (1,174)
                                                                          ---------------------------------------------
Cash and Cash Equivalents
         Increase (decrease) for year..................................          (6,464)        (13,242)        10,648
         Balance at beginning of year..................................          39,705          52,947         42,299
                                                                          --------------------------------------------
         Balance at end of year........................................   $      33,241 $        39,705 $       52,947
                                                                          ============================================
Supplemental Information
         Acquisitions
         Fair value of assets acquired.................................   $      10,530 $       307,915 $       10,188
         Liabilities assumed...........................................             (30)        (75,522)          (136)
                                                                          ---------------------------------------------
         Cash paid for businesses acquired.............................   $      10,500 $       232,393 $       10,052
                                                                          ---------------------------------------------
Cash Paid During the Year for
         Interest......................................................   $       7,496 $         6,879 $        9,033
         Income taxes..................................................   $       3,859 $        17,080 $       19,074


The accompanying notes are an integral part of the consolidated financial statements.


    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                                               Accumulated
                                                                                                     Unearned   Other Comp-  Total
                                                      Common    Common  Additional                   Deferred   rehensive   Share-
John Wiley & Sons, Inc., and Subsidiaries             Stocks    Stock    Paid-In  Retained  Treasury   Comp-     Income    holder's
Dollars in thousands except per share data            Class A   Class B  Capital  Earnings   Stock    ensation    (Loss)    Equity
====================================================================================================================================
Balance at May 1, 2000                               $ 67,892  $ 15,299 $ 14,178  $198,539  $(117,825) $(1,703) $ (3,642)  $172,738

Director Stock Plan issuance                                                  79                   26                           105
Shares Issued Under Employee Benefit Plans                                 1,889                  115                         2,004
Purchase of Treasury Shares                                                                    (6,890)                       (6,890)
Exercise of Stock Options                                                  2,754                 (352)                        2,402
Class A Common Stock Dividends Declared                                             (7,859)                                  (7,859)
Class B Common Stock Dividends Declared                                             (1,867)                                  (1,867)
Other                                                     145      (146)                                   (52)                 (53)
Comprehensive Income, Net of Tax:
     Net Income                                                                     58,918                                   58,918
     Foreign currency translation adjustments                                                                        525        525
                                                                                                                            --------
Total Comprehensive Income                                                                                                   59,443
                                                   ---------------------------------------------------------------------------------
Balance at May 1, 2001                               $ 68,037  $ 15,153 $ 18,900  $247,731  $(124,926) $(1,755) $ (3,117)  $220,023

Director Stock Plan Issuance                                                  29                   10                            39
Shares Issued Under Employee Benefit Plans                                 1,121                  336                         1,457
Purchase of Treasury Shares                                                                    (1,880)                       (1,880)
Exercise of Stock Pptions                                                  6,788                3,126                         9,914
Class A Common Stock Dividends Declared                                             (8,918)                                  (8,918)
Class B Common Stock Dividends Declared                                             (2,097)                                  (2,097)
Other                                                      30       (29)                                   380                  381
Comprehensive Income, Net of Tax:
     Net Income                                                                     57,316                                   57,316
     Foreign Currency Translation Adjustments                                                                        583        583
     Transition Hedges Adjustment                                                                                   (272)      (272)
     Derivative Cash Flow Hedges                                                                                     104        104
                                                                                                                            --------
Total Comprehensive Income                                                                                                   57,731
                                                  ----------------------------------------------------------------------------------
Balance at May 1, 2002                               $ 68,067  $ 15,124 $ 26,838  $294,032  $(123,334) $(1,375) $ (2,702)  $276,650

Shares Issued Under Employee Benefit Plans                                 4,990                  656                         5,646
Purchase of Treasury Shares                                                                   (11,661)                      (11,661)
Exercise of Stock Options                                                  2,275                  540                         2,815
Class A Common Stock Dividends Declared                                            (10,024)                                 (10,024)
Class B Common Stock Dividends Declared                                             (2,320)                                  (2,320)
Other                                                      83       (83)                                    92                   92
Comprehensive Income, Net of Tax:
     Net Income                                                                     87,275                                   87,275
     Foreign Currency Translation Adjustments                                                                     12,668     12,668
     Derivative Cash Flow Hedges                                                                                     168        168
     Minimum Liability Pension Adjustment,                                                                       (17,305)   (17,305)
     Net of $9,299 of Tax
Total Comprehensive Income                                                                                                   82,806
                                                  ----------------------------------------------------------------------------------
Balance at April 30, 2003                            $ 68,150  $ 15,041 $ 34,103  $368,963  $(133,799) $(1,283) $ (7,171)  $344,004
                                                  ==================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

The Company, founded in 1807, was incorporated in the state of New York on January 15, 1904. (As used herein the term "Company" means John Wiley & Sons, Inc., and its subsidiaries and affiliated companies, unless the context indicates otherwise).

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

Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of the Company. Investments in entities in which the Company has at least a 20% but less than a majority interest are accounted for using the equity method of accounting. Investments in entities in which the Company has less than a 20% ownership and in which it does not exercise significant influence are accounted for using the cost method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

Sales Returns and Doubtful Accounts: The Company provides an estimated allowance for doubtful accounts and for future returns on sales made during the year based on historical experience. The allowance for doubtful accounts and returns (estimated returns net of inventory and royalty costs) is shown as a reduction of accounts receivable in the accompanying consolidated balance sheets and amounted to $74.7 and $84.8 million at April 30, 2003 and 2002, respectively.

Inventories: Inventories are stated at cost or market, whichever is lower. U.S. book inventories aggregating $68.1 and $53.6 million at April 30, 2003 and 2002, respectively, are valued using the last-in, first-out (LIFO) method. All other inventories are valued using the first-in, first-out method.

Product Development Assets: Product development assets consist of composition costs and royalty advances to authors. Costs associated with developing any publication are expensed until the product is determined to be commercially viable. Composition costs, primarily representing the costs incurred to bring an edited commercial manuscript to publication including typesetting, proofreading, design and illustration, etc., are capitalized and generally amortized on a double-declining basis over estimated useful lives, ranging from 1 to 3 years.

Royalty advances to authors are capitalized and, upon publication, are recovered as royalties are earned by the authors based on sales of the published works.

Capitalized Internal-Use Software: Costs related to obtaining or developing computer software for internal use are accounted for as follows: Costs incurred during the application development stage, including external costs of materials and services, and payroll- and payroll related costs for employees who are directly associated with the internal-use software project, are capitalized and amortized over the expected useful life of the related software. Costs incurred during the preliminary project stage, as well as maintenance, training, and upgrades that do not result in additional functionality, are expensed as incurred.

Depreciation and Amortization: Buildings, leasehold improvements, and capital leases are amortized over the lesser of the estimated useful lives of the assets up to 40 years, or the duration of the various leases, using the straight-line method. Furniture and fixtures are depreciated principally on the straight-line method over estimated useful lives ranging from 3 to 10 years. Computer equipment and capitalized software are amortized on a straight-line basis over estimated useful lives ranging from 3 to 5 years.

Intangible Assets: Intangible assets principally consist of goodwill, branded trademarks, acquired publication rights and non-compete agreements. As of the beginning of the Company's fiscal year May 1, 2002, goodwill and acquired publication rights with indefinite lives are no longer amortized but rather tested for impairment annually or more often if warranted. Prior to May 1, 2002 the Company amortized all intangible assets on a straight-line basis over periods ranging from 5 to 40 years over their estimated useful life. All Acquired publication rights with definitive lives are amortized on a straight-line basis over periods ranging from 5 to 30 years. Noncompete agreements are amortized over the terms of the individual agreement.

If facts and circumstances indicate that long-lived assets and/or intangible assets may be permanently impaired, it is the Company's policy to assess the carrying value and recoverability of such assets based on an analysis of undiscounted future cash flows of the related operations. Any resulting reduction in carrying value based on the estimated fair value would be charged to operating results. Estimated fair value is principally determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. As a result of such reviews, approximately $5.0 million relating primarily to small investments, was written off and charged against operating income in fiscal year 2002.

Derivative Financial Instruments - Foreign Exchange Contracts: The Company, from time to time, enters into forward exchange contracts as a hedge against foreign currency asset and liability commitments, and anticipated transaction exposures. The Company does not use financial instruments for trading or speculative purposes.

The Company accounts for its derivative instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and No. 138. Accordingly, all derivatives are recognized as assets or liabilities and measured at fair value. Derivatives that are not determined to be effective hedges are adjusted to fair value with a corresponding effect on earnings. Changes in the fair value of derivatives that are designated and determined to be effective as part of a hedge transaction have no immediate effect on earnings and, depending on the type of hedge, are recorded either as part of other comprehensive income and will be included in earnings in the period in which earnings are affected by the hedged item, or are included in earnings as an offset to the earnings impact of the hedged item. Any ineffective portions of hedges are reported in earnings as they occur. The adoption of these new standards as of May 1, 2002, resulted in a transition adjustment loss of $.3 million after taxes, which is included as part of other comprehensive income.

For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions, and method of assessing hedge effectiveness. For hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction are specifically identified, and it must be probable that each forecasted transaction will occur. If it is deemed probable that the forecasted transaction will not occur, the gain or loss is recognized in earnings currently.

At April 30, 2003, there were no open foreign exchange derivative contracts. Included in operating and administrative expenses were net foreign exchange transaction losses of approximately $.7, $.3, and $.3 million in 2003, 2002, and 2001, respectively.

Foreign Currency Translation: The Company translates the results of operations of its international subsidiaries using average exchange rates during each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. Currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity.

Stock-Based Compensation: Stock options and restricted stock grants are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148," Accounting for Stock Based Compensation - Transition and Disclosure." Accordingly, the Company recognizes no compensation expense for fixed stock option grants since the exercise price is equal to the fair value of the shares at date of grant. For restricted stock grants, compensation cost is generally recognized ratably over the vesting period based on the fair value of shares.

The fair value of the awards was estimated at the date of grant using the Black Scholes option pricing model.

The per share value of options granted in connection with the Company's stock option plans has been estimated with the following weighted average assumptions:

                                             2003       2002      2001
                                           ---------- --------- ----------
Expected Life of Options (years)
                                              8.0        8.0     8.2

Risk-Free Interest Rate                       4.9%       5.2%    6.2%

Volatility                                   34.3%      33.6%   28.1%

Dividend Yield                                0.8%       0.9%    1.0%

Weighted Average Fair Value                 $11.09     $10.19   $9.76


For purposes of the following pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information under SFAS No. 123 and SFAS No. 148 was as follows:

                                    2003       2002        2001
                                  ---------- ---------- ------------
Net Income as Reported             $87,275    $57,316    $58,918
Stock-Based Compensation, Net
of Tax, Included in the
Determination of Net Income
as Reported
  Restricted Stock Plan              1,436      2,049      1,717
  Director Stock Plan                  230        207        296

Stock-Based Compensation
Costs, Net of Tax, That Would
Have Been Included in the
Determination of Net Income
Had the Fair Value-Based
Method Been Applied                 (5,521)    (5,182)    (4,228)
                                ---------- ---------- ------------
Pro Forma Net Income               $83,420    $54,390    $56,703
                                ========== ========== ============
Reported Earnings Per Share
         Diluted                     $1.38      $0.91      $0.93
         Basic                       $1.42      $0.94      $0.97
Pro Forma Earnings Per Share
         Diluted                     $1.32      $0.86      $0.90
         Basic                       $1.36      $0.90      $0.94


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

In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation was effective on a prospective basis for guarantees issued or modified after December 31, 2002 and had no impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provision of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting and the effect of the method used on reported results. This standard is effective for fiscal year end 2003. Currently, the Company uses the intrinsic method of accounting for stock-based compensation. Therefore, the adoption of SFAS No. 148 will have no effect on the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The amendments set forth in SFAS 149 require that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. SFAS 149 is not expected to have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement requires that certain financial instruments be classified as liabilities, instead of equity, in statements of financial position. SFAS 150 is not expected to have a material impact on the Company's financial position or results of operations.

Income Per Share

A reconciliation of the shares used in the computation of net income per share for the years ended April 30, follows:

In thousands                      2003       2002        2001
----------------------------- ----------- ---------- -----------
Weighted Average Shares
   Outstanding                   61,675      60,937     60,813
Less:  Unearned Deferred
Compensation Shares                (171)       (247)      (321)
----------------------------- ----------- ---------- -----------
Shares Used for Basic
Income Per Share                 61,504      60,690     60,492
Dilutive Effect of Stock
Options and Other Stock Awards    1,582       2,404      2,808
----------------------------- ----------- ---------- -----------
Shares Used for Diluted
Income Per Share                 63,086      63,094     63,300
----------------------------- ----------- ---------- -----------

For the years ended April 30, 2003, 2002, and 2001 options to purchase Class A common stock of .9 million, zero, and, 1.1 million respectively, have been excluded from the shares used for diluted income per share as their inclusion would have been antidilutive.

Acquisitions

During fiscal 2003, the Company acquired publishing assets aggregating $10.5 million, which include teacher education titles from Prentice Hall
Direct/Pearson Education, Turfgrass management and golf course design titles from Sleeping Bear Press/Ann Arbor Press, technology titles from Peer Information Ltd. published under the Wrox Press Ltd. and Friends of Ed Ltd. imprints, life-science textbooks from Fitzgerald Science Press, Inc. and the Book of Yields from Chef Desk. The cost of these investments were principally allocated to acquired publishing rights and non-compete agreements that are being amortized on a straight-line basis over estimated average useful lives ranging from 5 to 20 years.

In September 2001, the Company acquired 100% of the outstanding shares of Hungry Minds, Inc. (Hungry Minds) for a total purchase price of approximately $184.1 million, consisting of approximately $90.2 million in cash for the common stock of Hungry Minds, $91.7 million in cash to enable Hungry Minds to repay its outstanding debt, and fees and expenses of approximately $2 million. Hungry Minds is a leading publisher with a collection of respected brands including the For Dummies and Unofficial Guide series, the technological Bible and Visual series, Frommer's travel guides, CliffsNotes, Webster's New World Dictionary, Betty Crocker, Weight Watchers, and other market-leading brands. Through the Hungry Minds' acquisition, the Company substantially increased its strong collection of content, thereby enhancing its competitive position in the professional/trade segment. The Hungry Minds brands are well known in the United States and abroad.

The results of operations of Hungry Minds have been included in the Company's consolidated financial statements since the date of acquisition. The cost of the acquisition was allocated on the estimated fair values of the assets acquired and the liabilities assumed. During Fiscal Year 2003, the Company finalized the purchase accounting for the Hungry Mind acquisition resulting in no material change to the Company's financial position.

The following table summarizes the final allocation for the purchase price for the Hungry Minds' assets acquired and liabilities assumed at the date of acquisition.

Dollars in thousands
--------------------
Current Assets                              $84,163
Product Development Assets                   10,661
Property and Equipment                        3,839
Goodwill                                     90,603
Other Intangible Assets                      58,600
Deferred Income Tax Benefit                   9,282
                                         ------------
     Total assets acquired                  257,148
                                         ------------
Current Liabilities                         (55,776)
Long-Term Liabilities                       (17,239)
                                         ------------
    Total liabilities assumed                73,015
                                         ------------
    Net assets acquired                    $184,133
                                         ------------

In fiscal 2002, the Company also acquired four other businesses for purchase prices aggregating $35.1 million. These included A&M Publishing Ltd., a U.K.-based publisher for the pharmaceutical and health care sectors, GIT Verlag GmbH, a German publisher for the chemical, pharmaceutical, biotechnology, security and engineering industries; and Frank J. Fabozzi Publishing and an Australian publisher, Wrightbooks Pty Ltd., both publishing high-quality finance books for the professional market.

The final intangible assets recorded for all of the above fiscal year 2002 acquisitions, including Hungry Minds, were as follows:

                                                        Tax-
                                          Amount     Deductible
Dollars in thousands                     Recorded      Amount
-------------------------------------- ------------ ------------
Goodwill                                $104,962         $977
Other Intangible Assets Not
     Subject to Amortization
          Branded Trademarks             $57,900      $48,592
          Acquired Publication Rights     11,498            -
                                       ------------ ------------
          Total                          $69,398      $48,592
                                       ------------ ------------
Other Intangible Assets Subject to
     Amortization
          Acquired Publication Rights    $12,746       $9,482
          Noncompete Agreements              150          150
                                       ------------ ------------
          Total                          $12,896       $9,632
                                       ------------ ------------

The weighted average amortization period for acquired publication rights, subject to amortization was 27 years and 5 years for non-compete agreements. The following unaudited pro forma financial information presents the results of operations of the Company as if the above acquisitions had been consummated as of May 1, 2000. The unaudited pro forma financial information is not necessarily indicative of the actual results that would have been achieved had the acquisition actually been consummated as of May 1, 2000, nor is it necessarily indicative of the future results of operations.

Dollars in thousands
except per share data             2002             2001
--------------------------- ----------------- ----------------
Revenues                       $818,038          $848,285
Net Income                      $36,593           $56,207
Income Per Diluted Share          $0.58             $0.89
--------------------------- ----------------- ----------------

The pro forma financial information for fiscal year 2001 includes certain adjustments made by previous management prior to the Company's acquisition of Hungry Minds. The adjustments include a charge related to Hungry Minds restructuring and an impairment write down amounting to $3 million after taxes, or $0.05 per share. Offsetting these charges was a gain related to Hungry Minds revision of certain assumptions in the calculation of its sales returns reserve, resulting in an increase in revenues, net income and income per share of approximately $5 million, $3 million, and $0.05 per share, respectively.

During fiscal 2002, the Company also acquired publishing assets consisting of 47 higher education titles from Thomson Learning for approximately $16.1 million in cash. The titles are in such publishing areas as business, earth and biological sciences, foreign languages, mathematics, nutrition, and psychology. The excess of cost over the fair value of the tangible assets acquired amounted to approximately $13.5 million, relating to acquired publishing rights that are being amortized on a straight-line basis over 20 years.

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

Headquarters Relocation

In the fourth quarter of fiscal year 2002, the Company finalized its commitment to relocate the Company's headquarters to Hoboken, N.J. The relocation was completed in the first quarter of fiscal year 2003. The new facilities will meet the Company's growth expectations and provides for a more collaborative and efficient work environment. The relocation was accomplished at attractive financial terms. The first quarter of fiscal year 2003 and the fourth quarter of fiscal year 2002 include an unusual charge for costs associated with the relocation of approximately $2.5 or $1.5 after tax, $0.02 per diluted share; and $12.3 or $7.7 after tax, $0.12 per diluted share; for the respective periods. The costs include moving costs, duplicate rent payments, rent payments on the vacated facilities and the accelerated depreciation of leasehold improvements and certain furniture, fixtures and equipment based on revised estimates of useful lives.

Inventories

Inventories at April 30 were as follows:

Dollars in thousands              2003             2002
--------------------------- ----------------- ----------------
Finished Goods                  $76,452           $62,756
Work-in-Process                   5,643             6,845
Paper, Cloth, and Other           4,798             3,811
--------------------------- ----------------- ----------------
                                 86,893            73,412
LIFO Reserve                     (3,556)           (3,613)
--------------------------- ----------------- ----------------
Total                           $83,337           $69,799
--------------------------- ----------------- ----------------

Product Development Assets

Product development assets consisted of the following at April 30:

Dollars in thousands                  2003          2002
---------------------------------- ------------ -------------
Composition Costs                    $31,959      $29,505
Royalty Advances                      28,883       33,550
---------------------------------- ------------ -------------
Total                                $60,842      $63,055
---------------------------------- ------------ -------------

Composition costs are net of accumulated amortization of $67,683 in 2003 and $55,505 in 2002.


Property and Equipment

Property and equipment consisted of the following at April 30:

Dollars in thousands                 2003            2002
-------------------------------- -------------- ---------------
Land and Land Improvements         $  3,539       $  3,333
Buildings and Leasehold
Improvements                         58,367         39,521
Furniture and Fixtures               44,344         37,355
Computer Equipment and
Capitalized Software                 99,011         74,873
-------------------------------- -------------- ---------------
                                    205,261        155,082
Accumulated Depreciation            (90,391)       (82,955)
-------------------------------- -------------- ---------------
Total                              $114,870       $ 72,127
-------------------------------- -------------- ---------------

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, " Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted by the purchase method of accounting. In addition, the statement requires the purchase price to be allocated to identifiable intangible assets in addition to goodwill if certain criteria are met.

On May 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminates the requirement to amortize goodwill and those intangible assets that have indefinite useful lives, but requires an annual test for impairment or more frequently if impairment indicators arise. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company completed its initial evaluation and assessment of its goodwill and other intangible assets in accordance with SFAS No. 142 during the first quarter of fiscal year 2003. No impairment charge was required. The Company reclassified certain acquired publication rights to indefinite life intangibles in connection with the implementation of SFAS No. 142.

In fiscal year 2003, the estimated impact of the non-amortization of goodwill and intangible assets was approximately $9.6 million ($7.8 million after-tax), or $0.12 per share.

The following table represents adjusted net income of the Company, giving effect to SFAS No. 142 as if it were adopted on May 1, 2000 (in thousands):

                                                  Year Ended April 30,
                                               2003        2002       2001
                                            ----------  ---------- ----------
Net Income, As reported                       $87,275     $57,316     58,918
Add Back: Amortization Expense, Net of Tax
     Indefinite Lived Intangibles                   -       4,001      4,001
     Goodwill                                       -       3,844      3,844
                                            ----------  ---------- ----------
Adjusted Net Income                           $87,275     $65,161     66,763
                                            ==========  ========== ==========
Income Per Diluted Share:
     As reported                                $1.38       $0.91      $0.93
     Adjusted                                   $1.38       $1.03      $1.05

Income Per Basic Share:
     As reported                                $1.42       $0.94      $0.97
     Adjusted                                   $1.42       $1.07      $1.10


The following table summarizes the activity in goodwill by segment (in thousands):

                                                     Cumulative
                           As of      Acquisitions   Translation    As of
                           April          and         and Other     April
                         30, 2002     Dispositions   Adjustments   30, 2003
                        ---------- -  ------------ -------------- ----------
Professional/Trade       $146,191          -            1,065     $147,256
Scientific,Technical,
and Medical                23,193          -                -       23,193
European                   18,010          -            1,820       19,830
Other                       1,705          -              202        1,907
                          ---------- ------------- -------------- ----------
Total                    $189,099          -            3,087    $ 192,186
                          ========== ============= ============== ==========

The following table summarizes intangibles subject to amortization as of April 30 (in thousands):

                                       2003           2002
                                   -------------- --------------
Acquired Publication Rights          $150,708       $263,392
Accumulated Amortization              (43,918)       (57,815)
                                   -------------- --------------
Net Acquired Publication Rights       106,790        205,577

Covenants Not to Compete                  900          1,257
Accumulated Amortization                 (303)          (937)
                                   -------------- --------------
Net Covenants to Compete                  597            320
                                   -------------- --------------
Total                                $107,387       $205,897
                                   ============== ==============

Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows: Fiscal 2004 - $9.1 million; 2005 - $9.0 million; 2006 - $8.8 million; 2007 - $8.7 million and 2008 - $8.6 million. As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, these amounts vary.

The following table summarizes other intangibles not subject to amortization as of April 30 (in thousands):

                                       2003         2002
                                   ------------ -------------
Acquired Publication Rights         $115,585      $11,498
Branded Trademarks                    57,900       57,900
                                   ------------ -------------
                                    $173,485      $69,398
                                   ============ =============

Other Accrued Liabilities

Other accrued liabilities as of April 30 consisted of the following (in thousands):

                                     2003            2002
                                --------------- ----------------
Accrued Compensation               $31,201         $32,377
Pension Liability                    8,046             985
Rent                                 2,505          13,656
Employee Benefits                    3,171           3,002
Other                               32,701          37,295
                                --------------- ----------------
                                   $77,624         $87,315


Income Taxes

The provision for income taxes at April 30, was as follows:

Dollars in thousands           2003        2002       2001
---------------------------- ---------- ----------- ----------
Currently Payable
   US-- Federal                $4,946   $ 14,984    $ 16,606
   International                8,186      7,045      10,789
   State and local                928      1,322         354
---------------------------- ---------- ----------- ----------
   Total Current Provision     14,060     23,351      27,749
---------------------------- ---------- ----------- ----------
Deferred Provision (Benefit)
   US-- Federal                16,923     (2,436)       (467)
   International               (8,159)     1,983       1,858
   State and local              2,460        904       2,169
---------------------------- ---------- ----------- ----------
   Total Deferred Provision    11,224        451       3,560
---------------------------- ---------- ----------- ----------
   Total Provision           $ 25,284   $ 23,802     $31,309
---------------------------- ---------- ----------- ----------

Included in the Company's consolidated statements of cash flows as cash provided by operating activities under the changes in other assets and liabilities caption are tax benefits related to the exercise of stock options and restricted stock held by employees amounting to $3.0, $8.0, and $3.5 million for 2003,

2002, and 2001, respectively, which serve to reduce current income taxes payable. International and U.S. pretax income was as follows (in thousands):

                                2003        2002        2001
                              ---------- ------------ ----------
International                   $37,015    $29,707     $32,207
U.S.                             75,544     51,411      58,020
                              ---------- ------------ ----------
                               $112,559    $81,118     $90,227
                              ---------- ------------ ----------

The Company's effective income tax rate as a percent of pretax income differed from the U.S. federal statutory rate as shown below:

                                        2003     2002    2001
------------------------------------- --------- ------- --------

U.S. Federal Statutory Rate             35.0%     35.0%   35.0%
State and Local Income Taxes
   Net of Federal Income Tax Benefit     2.0       1.7     2.0
Tax Benefit Derived from FSC/EIE
   Income                               (2.1)     (3.0)   (3.5)
Foreign Source Earnings Taxed at
   Other Than U.S. Statutory Rate        (.8)     (4.9)     .2
Foreign Reorganization Tax Benefit     (10.7)      -       -
Amortization of Intangibles              -         2.0     1.8
Other-- Net                              (.9)     (1.5)    (.8)
------------------------------------- --------- ------- --------
Effective Income Tax Rate               22.5%     29.3%   34.7%
------------------------------------- --------- ------- --------

During the second quarter of 2003 the Company merged several of its European subsidiaries into a new entity, which enabled the Company to increase the tax-deductible net asset basis of the merged subsidiaries to fair market value creating a tax asset greater than the related book value. The $12.0 million benefit attributable to the increase tax basis reduced the Company's fiscal year 2003 effective tax rate by 10.7%. The $12 million benefit includes the release of $7.8 million of valuation allowance recorded in prior years.

Deferred taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The net change in valuation allowance was a benefit of $9.7 million in 2003, a provision of $3.3 million in 2002 and a benefit of $.3 million in 2001.

The significant components of deferred tax assets and liabilities at April 30 were as follows:

                                  2003                  2002
                          --------------------   ------------------
Dollars in thousands       Current   Long-Term  Long-Term  Current
------------------------- ----------  --------  ---------  --------
Deferred Tax Assets:

Net Operating Loss
  Carryforwards           $     -     $    -    $     -   $1,875
Reserve for Sales Returns
  and Doubtful Accounts     23,969       404     28,324      388
Inventory                    1,422         -        848        -
 Accrued Expenses              637         -      5,222        -
Costs Capitalized for
 Taxes                           -     5,623          -    5,783
Retirement and Post-
  Employment Benefits            -    15,627          -    3,890
Amortization of
  Intangibles                    -     8,943          -    7,789
------------------------- ---------- -------- --------- ----------
Total Assets                26,028    30,597     34,394   19,725
Less: Valuation Allowance        -         -         -    (9,664)
------------------------- ---------- -------- --------- ----------
Net Deferred Tax Assets     26,028    30,597     34,394   10,061
------------------------- ---------- -------- --------- ----------
Deferred Tax Liabilities:

Depreciation and                 -   (18,978)        -    (2,292)
  Amortization
Accrued Expenses                 -    (8,583)        -    (9,681)
Long-Term Liabilities            -    (5,840)        -   (11,012)
------------------------- ---------- -------- --------- ----------
Total Liabilities                -   (33,401)        -   (22,985)
------------------------- ---------- -------- --------- ----------
Net Deferred Tax Assets
  (Liabilities)            $26,028    (2,804)   $34,394 $(12,924)
------------------------- ---------- -------- --------- ----------

In general, the Company plans to continue to invest the undistributed earnings of its international subsidiaries in those businesses, and therefore no provision is made for taxes that would be payable if such earnings were distributed. At April 30, 2003, the undistributed earnings of international subsidiaries approximated $69.8 million and, if remitted currently, would result in additional taxes approximating $5.9 million.

Notes Payable and Debt

Long-term debt consisted of the following at April 30:

Dollars in thousands                        2003         2002
---------------------------------------- ------------ ------------
Term Loan Notes Payable -- Due
    September 2006                        200,000    $  200,000

    October 2003                           35,000        65,000
                                          --------    ----------
                                           35,000       265,000

Less: Current Portion of Long-Term Debt   (35,000)      (30,000)
                                        ----------    ----------
                                        $ 200,000    $  235,000
                                        ----------    ----------

The weighted average interest rates on the term loans during fiscal years 2003 and 2002 were 2.35% and 3.17%, respectively. As of April 30, 2003 and 2002 the weighted average rates for the term loans were 2.11% and 2.56%, respectively.

To finance the Hungry Minds acquisition, as well as to provide funds for general working capital and other needs, in fiscal 2002, the Company obtained an additional $300 million bank credit facility with 13 banks, consisting of a $200 million five-year term loan facility to be repaid in September 2006. The Company has the option of borrowing at the following floating interest rates: (i) at a rate based on the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging from .625% to 1.375% depending on the coverage ratio of debt to EBITDA; or (ii) at the higher of (a) the Federal Funds Rate plus .5% or (b) UBS's prime rate, plus an applicable margin ranging from 0% to .375% depending on the coverage ratio of debt to EBITDA. In addition, the Company pays a commitment fee ranging from .125% to .225% on the unused portion of the facility, depending on the coverage ratio of debt to EBITDA.

The Company also has an $85 million credit agreement expiring on October 31, 2003, with eight banks. The credit agreement consists of a term loan of $35 million and a $50 million revolving credit facility. The Company has the option of borrowing at the following floating interest rates: (i) Eurodollars at a rate based on the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging from .15% to .30% depending on certain coverage ratios; or (ii) dollars at a rate based on the current certificate of deposit rate, plus an applicable margin ranging from .275% to .425% depending on the coverage ratio of debt to EBITDA or (iii) dollars at the higher of (a) the Federal Funds Rate plus .5% and
(b) the banks' prime rate. In addition, the Company pays a facility fee ranging from .10% to .20 % on the total facility depending on the coverage ratio of debt to EBITDA.

In the event of a change of control, as defined, the banks have the option to terminate the agreements and require repayment of any amounts outstanding.

The credit agreements contain certain restrictive covenants related to minimum net worth, funded debt levels, an interest coverage ratio, and restricted payments, including a cumulative limitation for dividends paid and share repurchases. Under the most restrictive covenant, approximately $178 million was available for such restricted payments as of April 30, 2003.

The Company and its subsidiaries have other short-term lines of credit aggregating $33 million at various interest rates. Information relating to all short-term lines of credit follows:

Dollars in thousands                 2003       2002     2001
---------------------------------- ---------- --------- --------
End of Year
  Amount outstanding               $    -    $     -   $     -
  Weighted average interest             -          -         -
  rate
During the Year
  Maximum amount                   $95,000    $70,000   $48,445
  outstanding
  Average amount outstanding       $29,500    $14,137   $ 9,018
  Weighted average interest rate      2.1%       2.9%      6.7%
---------------------------------- ---------- --------- --------

The Company's total available lines of credit as of April 30, 2003 were $185 million. Based on estimates of interest rates currently available to the Company for loans with similar terms and maturities, the fair value of notes payable and long-term debt approximates the carrying value.

Commitments and Contingencies

The following schedule shows the composition of rent expense for operating leases:

Dollars in thousands               2003       2002        2001
------------------------------- ----------- ---------- -----------
Minimum Rental                    $ 24,819    $ 24,463 $ 17,432
Less: Sublease Rentals                (156)       (303)       -
------------------------------- ----------- ---------- -----------
Total                             $ 24,663    $ 24,160 $ 17,432
------------------------------- ----------- ---------- -----------

Future minimum payments under operating leases aggregated $241.4 million at April 30, 2003. Future annual minimum payments under these leases are $24.2, $23.6, $22.9, $22.2, and $20.8 million for fiscal years 2004 through 2008, respectively.

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

The Company provides life insurance and health care benefits, subject to certain dollar limitations and retiree contributions, for substantially all of its retired U.S. employees. The cost of such benefits is expensed over the years that the employees render service and is funded on a pay-as-you-go, cash basis. The accumulated postretirement benefit obligation amounted to $1.0 million at April 30, 2003 and 2002, and the amount expensed in 2003 and prior years was not material.

The Company has a defined contribution 401(k) savings plan. The Company contribution is based on employee contributions and the level of Company match. The expense for this plan amounted to approximately $2.5, $1.9, and $1.7 million in 2003, 2002 and 2001, respectively.

The components of net pension expense for the defined benefit plans were as follows:

Dollars in thousands                 2003      2002      2001
---------------------------------- --------- --------- ---------
Service Cost                        $6,519    $6,174    $5,263
Interest Cost                        9,350     8,044     7,426
Expected Return on Plan Assets      (6,889)   (6,987)   (7,351)
Net Amortization of Prior
   Service Cost                        645       511       473
Net Amortization of Unrecognized
   Transition Asset                    (39)     (213)     (819)

Recognized Net Actuarial Loss          885       363        47
---------------------------------- --------- --------- ---------
Net Pension Expense                $10,471    $7,892    $5,039
---------------------------------- --------- --------- ---------

In fiscal year 2003, certain international plans were amended to require participants to make annual contributions to their plan. In fiscal 2002, the U.S. plan was amended to provide that final average compensation be based on the highest three consecutive years ended December 31, 1997, or, if employed after that date, the first three consecutive years after that date. Neither of these amendments had a material impact on pension expense for both years. The Company may, but is not required to, update from time to time the ending date for the three-year period used to determine final average compensation. The net pension expense included above for the international plans amounted to approximately $5.4, $3.8, and $2.9 million for 2003, 2002, and 2001, respectively.

The following table sets forth the changes in and the status of the plans' assets and benefit obligations.



     Dollars in thousands                                                   2003                  2002
     -------------------------------------------------------------- --------------------- ---------------------
     PLAN ASSETS

     Fair Value, Beginning of Year                                   $    82,540           $    86,484
     Actual Return on Plan Assets                                         (7,037)               (3,323)
     Employer Contributions                                                5,293                 3,623
     Participants' Contributions                                             220                     -
     Benefits Paid                                                        (5,568)               (4,482)
     Foreign Currency Rate Changes                                         3,160                   238
     -------------------------------------------------------------- --------------------- ---------------------
     Fair Value, End of Year                                         $    78,608           $    82,540
     -------------------------------------------------------------- --------------------- ---------------------

     BENEFIT OBLIGATION
     Balance, Beginning of Year                                      $  (123,297)          $  (112,967)
     Service Cost                                                         (6,474)               (6,174)
     Interest Cost                                                        (9,350)               (8,044)
     Participants' Contributions                                            (220)                    -
     Amendments                                                                -                (2,399)
     Actuarial Gain (Loss)                                                (9,743)                1,838
     Benefits Paid                                                         5,568                 4,482
     Foreign Currency Rate Changes                                        (6,580)                  (33)
     -------------------------------------------------------------- --------------------- ---------------------
     Balance, End of Year                                            $  (150,096)         $   (123,297)
     -------------------------------------------------------------- --------------------- ---------------------

     Funded Status-- Deficit                                             (71,488)              (40,757)
     Unrecognized Net Transition Asset                                       (63)                  (93)
     Unrecognized Net Actuarial Loss                                      35,148                12,354
     Unrecognized Prior Service Cost                                       5,310                 4,987
     -------------------------------------------------------------- --------------------- ---------------------
     Net Accrued Pension Cost                                        $   (31,093)          $   (23,509)
     -------------------------------------------------------------- --------------------- ---------------------
       Amounts Recognized in the Balance Sheet Consist of:
       Deferred Pension Asset                                        $       686           $       518
       Accrued Pension Liability                                         (62,955)              (28,169)
       Other Asset                                                         4,572                 4,142
       Accumulated Other Comprehensive Income                             26,604                     -
     -------------------------------------------------------------- --------------------- ---------------------
       Net Amount Recognized                                         $   (31,093)          $   (23,509)
     -------------------------------------------------------------- --------------------- ---------------------
     The Weighted Average Assumptions Used in
          Determining These Amounts Were as Follows:

     Discount Rate                                                         6.3%                  7.1%
     Expected Return on Plan Assets                                        7.9%                  7.9%
     Rate of Compensation Increase                                         3.7%                  5.8%
     -------------------------------------------------------------- --------------------- ---------------------

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the retirement plans with accumulated benefit obligations in excess of plan assets were $145.5, $136.2, and $74.0 million, respectively, as of April 30, 2003, and $119.3, $106.0, $78.1 million, respectively, as of April 30, 2002. The projected benefit obligation, accumulated benefit obligation, and fair value of assets for the retirement plans with plan assets in excess of the accumulated benefit obligation were $4.6, $2.4, and $4.6 million respectively as of April 30, 2003, and $4.0, $2.1, and $4.5 million respectively, as of April 30, 2002.

Equity Compensation Plans

All equity compensation plans have been approved by security holders. The number of securities to be issued upon exercise of outstanding options, warrants and rights as of April 30, 2003, was 5,034,904 at a weighted-average exercise price of $16.98. The number of securities remaining available for future issuance under equity compensation plans were 5,507,690 excluding securities reserved for current outstanding options.

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

A summary of the activity and status of the Company's stock option plans were as follows:

                                                   2003                        2002                        2001
                                        ---------------------------- --------------------------- ---------------------------
                                                          Weighted                    Weighted                    Weighted
                                                          Average                     Average                     Average
                                           Options     Exercise Price  Options     Exercise Price  Options     Exercise Price
     ---------------------------------- -------------- ------------- ------------- ------------- ------------- -------------

     Outstanding at Beginning of Year    4,599,704         $14.44     5,080,703       $11.21      4,837,693       $ 8.88

     Granted                               900,809         $24.90       656,143       $23.15        663,000       $23.28

     Exercised                            (427,356)        $ 5.78    (1,131,142)      $ 4.95       (414,790)      $ 3.18

     Canceled                              (38,253)        $23.17        (6,000)      $17.91         (5,200)      $22.00
     ---------------------------------- -------------- ------------- ------------- ------------- ------------- -------------

     Outstanding at End of Year          5,034,904         $16.98     4,599,704       $14.44      5,080,703      $ 11.21
     ---------------------------------- -------------- ------------- ------------- ------------- ------------- -------------

     Exercisable at End of Year          2,161,372         $10.08     2,021,876       $ 8.05      2,408,257       $ 5.81
     ---------------------------------- -------------- ------------- ------------- ------------- ------------- -------------

The following table summarizes information about stock options outstanding and options exercisable at April 30, 2003:

                           Options Outstanding          Options Exercisable
                                  Weighted       Weighted                Weighted
                                   Average       Average                  Average
Range of Exercise      Number of  Remaining      Exercise     Number of  Exercise
      Prices            Options     Term          Price        Options    Price
--------------------------------------------------------------------------------
 $ 2.94 to $ 6.56       396,419  1.0 years        $4.89        396,419    $ 4.89

 $ 7.06 to $ 8.63     1,033,750  3.5 years        $8.08      1,033,750    $ 8.08

 $13.75 to $18.30       934,936  5.1 years       $13.93        534,636   $ 13.90

 $19.27 to $21.44       589,867  6.5 years       $20.45        187,567   $ 20.49

 $22.00 to $24.95     2,079,932  8.2 years       $24.10          9,000   $ 23.49
--------------------------------------------------------------------------------
Total                 5,034,904  5.9 years       $16.98      2,161,372   $ 10.08
--------------------------------------------------------------------------------

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

The Company also grants restricted shares of the Company's Class A Common stock to key executive officers and others in connection with their employment. The restricted shares generally vest one-third at the end of the third, fourth, and fifth years following the date of the grant. Under certain circumstances relating to a change of control or termination, as defined, the restrictions would lapse and shares would vest earlier. Compensation expense is charged to earnings ratably over five years, or sooner, if vesting is accelerated, from the dates of grant. Restricted shares issued in connection with the above plans amounted to 84,376, 12,000, and 103,762 shares at weighted-average fair values of $26.08, $23.92, and $19.98 per share in 2003, 2002, and 2001, respectively.

Under the terms of the Company's Director Stock Plan, each member of the Board of Directors who is not an employee of the Company is awarded either (a) Class A Common stock equal to 50% of the board member's annual cash compensation, based on the stock price on the date of grant, or (b) stock options equal to 150% of the annual cash compensation divided by the stock price on the date of grant. Directors' stock options are 100% exercisable at date of grant. In fiscal year 2003 13,224 stock options were granted at an exercise price of $21.44. Directors may also elect to receive all or a portion of their cash compensation in stock. There were no shares issued under this plan for fiscal year 2003. Shares issues for years 2002 and 2001 were 1,729 and 7,680 shares, respectively.

Capital Stock and Changes in Capital Accounts

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

Under the Company's current stock repurchase program, up to four million shares of its Class A common stock may be purchased from time to time in the open market and through privately negotiated transactions. In December 2002, as the existing stock repurchase program reached its limit of four million shares, the Board of Directors approved an expanded program increasing the number of shares that may be acquired by an additional 4 million shares of Class A Common Stock. During fiscal year 2003 the Company repurchased 535,600 shares at an average price of $21.77 per share under the program.

Segment Information

The Company is a global publisher of print and electronic products, providing must-have content and services to customers worldwide. Core businesses include professional and consumer books and subscription services; scientific, technical and medical journals, encyclopedias, books, and online products and services; and educational materials for advanced placement, undergraduate, and graduate students, teachers and lifelong learners. The Company has publishing, marketing, and distribution centers in the United States, Canada, Europe, Asia, and Australia. The Company's reportable segments are based on the management reporting structure used to evaluate performance. Segment information is as follows:


Dollars In thousands                                                      2003
------------------------- ---------------------------------------------------------------------------------------------------------
                                                                                                        Eliminations &
                                                                               European     Other         Corporate
                                             U.S.Segments                      Segment     Segments         Items        Total
                          -------------------------------------------------    ---------    ---------    ----------    ------------
                                         Scientific,
                          Professional/  Technical,       Higher     Total
                              Trade      and Medical    Education     U.S.
                          -----------   ------------   ---------- -----------
Revenues
     External Customers   $289,090      $160,017       $124,017   $573,124      $194,326      $86,521     $      -        $853,971
     Intersegment Sales     32,873         8,191         24,203     65,267        16,156          793      (82,216)            -
                          -----------   ------------   ---------- -----------   ---------    ---------    ----------    -----------
     Total Revenues       $321,963      $168,208       $148,220   $638,391      $210,482      $87,314    $ (82,216)       $853,971
                          -----------   ------------   ---------- -----------   ---------    ---------    ----------    -----------
Direct Contribution
   to Profit               $87,354       $77,937        $39,938   $205,229       $69,191      $16,278            -        $290,698
                          -----------   ------------   ---------- -----------   ---------    ---------    ----------    -----------
Shared Services and                                                                                                      ($167,972)
   Admin. Costs (a)
Unusual Item (b)                                                                                                            (2,465)
                                                                                                                        -----------
Operating Income                                                                                                           120,261
Interest Expense-- Net                                                                                                      (7,702)
                                                                                                                        -----------
Income Before Taxes                                                                                                       $112,559
Assets                    $397,960       $59,995       $125,955   $583,910      $228,013      $36,565     $107,484        $955,972

Expenditures for Other
   Long-Lived Assets       $35,218        $9,258        $13,812    $58,288       $26,150       $3,602      $37,516        $125,556
Depreciation and
   Amortization            $16,849        $4,130        $12,650    $33,629       $10,054       $2,403      $16,877         $62,963
-----------------------------------------------------------------------------------------------------------------------------------


Dollars In thousands                                                      2002
------------------------- ---------------------------------------------------------------------------------------------------------
                                                                                                        Eliminations &
                                                                               European     Other         Corporate
                                             U.S.Segments                      Segment     Segments         Items        Total
                          -------------------------------------------------    ---------    ---------    ----------    ------------
                                         Scientific,
                          Professional/  Technical,       Higher     Total
                              Trade      and Medical    Education     U.S.
                          -----------   ------------   ---------- -----------
Revenues
     External Customers   $238,060       $157,503      $119,833     $515,396     $151,442      $67,558     $      -       $734,396
     Intersegment Sales     15,012          7,427        21,463       43,902       12,662          760      (57,324)            -
                          -----------    ----------    ---------- ----------   ----------    ---------    ----------    ------------
     Total Revenues       $253,072       $164,930      $141,296     $559,298     $164,104      $68,318     $(57,324)      $734,396
                          -----------    ----------    ---------- ----------   ----------    ---------    ----------    ------------
Direct Contribution
   to Profit               $63,210        $71,085       $44,272     $178,567      $56,664      $15,199            -       $250,430
                          -----------    ----------    ---------- ----------   -----------   ---------    ---------
Shared Services and
   Admin. Costs (a)
                                                                                                                         ($150,355)
Unusual Item (b)                                                                                                           (12,312)
                                                                                                                       ------------
Operating Income                                                                                                            87,763
Interest Expense-- Net                                                                                                      (6,645)
                                                                                                                       ------------
Income Before Taxes                                                                                                        $81,118
                                                                                                                       ------------
Assets                    $397,054        $55,787      $103,496     $556,337     $198,432      $30,334     $111,042       $896,145
Goodwill Acquired          $90,656              -             -      $90,656      $11,646       $1,596            -       $103,898
Expenditures for
   Long-Lived Assets      $122,090         $7,581       $25,458     $155,129      $34,196       $3,112      $17,740       $210,177
Depreciation and
   Amortization            $19,096         $5,955       $11,330      $36,381      $11,922       $2,051       $8,968        $59,322
------------------------------------------------------------------------------------------------------------------------------------

                                                                            2001
Dollars In thousands
------------------------- ---------------------------------------------------------------------------------------------------------
                                                                                                        Eliminations &
                                                                               European     Other         Corporate
                                             U.S.Segments                      Segment     Segments         Items        Total
                          -------------------------------------------------    ---------    ---------    ----------    ------------
                                         Scientific,
                          Professional/  Technical,       Higher     Total
                              Trade      and Medical    Education     U.S.
                          -----------   ------------   ---------- -----------
Revenues
     External Customers   $146,480        $148,452      $112,863   $407,795    $142,798       $63,197     $       -      $613,790
     Intersegment Sales     15,623           7,667        20,218     43,508      12,488         1,133       (57,129)            -
                          ------------    -----------   ---------- ---------   -----------   ----------   ----------   -----------
     Total Revenues       $162,103        $156,119      $133,081   $451,303    $155,286       $64,330     $ (57,129)     $613,790
                          ------------    -----------   ---------- ---------   -----------   ----------   -----------   ----------
Direct Contribution
   to Profit               $36,265         $74,380       $41,872   $152,517     $51,785       $14,730            -       $219,032
                          ------------    -----------   ---------- ---------   -----------   ----------   -----------
Shared Services and
   Admin. Costs (a)
                                                                                                                        ($123,608)
Unusual Items                                                                                                                   -
                                                                                                                        ----------
Operating Income                                                                                                           95,424
Interest Expense-- Net                                                                                                    ($5,197)
                                                                                                                        ----------
Income Before Taxes                                                                                                       $90,227
                                                                                                                        ----------
Assets                    $172,364         $56,801       $84,462   $313,627    $157,436       $19,521       $97,418      $588,002
Goodwill Acquired                -          $2,417             -     $2,417           -             -             -        $2,417
Expenditures for Other
   Long-Lived Assets       $17,841         $11,013        $8,108    $36,962     $13,005        $2,751       $19,736       $72,454
Depreciation and
   Amortization            $15,256          $7,305       $10,216    $32,777     $11,868        $1,976        $7,260       $53,881

          (a)  The  following   chart  is  a  detail  of  Shared   Services  and
               Administrative Costs:

                                                               2003             2002               2001
                                                         ----------------- ---------------- -------------------
    Distribution                                              $45,680           $37,627          $30,048
    Information Technology                                     42,427            39,750           33,087
    Finance                                                    27,919            23,691           20,987
    Other Administration                                       51,946            49,287           39,486
                                                         ----------------- ---------------- -------------------
                                                             $167,972          $150,355         $123,608
                                                         ================= ================ ===================

          (b)  Relocation related expenses

During fiscal year 2003, the Company centralized several Web development activities, which were previously in the publishing operations. This organizational change enables the Company to leverage these capabilities more efficiently across all of its global businesses. The expenses for these activities are now included in shared services and administrative costs, whereas previously they were included in business segment results. Accordingly, these expenses have been reclassified for the prior year periods in the above statements to provide a more meaningful comparison.

Fiscal 2002 direct contribution to profit for the U.S., scientific, technical and medical segment includes a charge to earnings of $5 million representing a write off of two investments in an environmental remediation portal and database and an entrepreneurial informatics Company. Intersegment sales are generally made at a fixed discount from list price. Shared services costs are not allocated as they support the Company's worldwide operations. Corporate assets primarily consist of cash and cash equivalents, deferred tax benefits, and certain property and equipment. Export sales from the United States to unaffiliated international customers amounted to approximately $75.6, $74.3, and $66.0 million in 2003, 2002, and 2001, respectively. The pretax income for consolidated international operations was approximately $37.0, $28.4, and $30.0 million in 2003, 2002, and 2001, respectively.

Worldwide revenues for the Company's core businesses were as follows:

Dollars in thousands                                                           Revenues
--------------------------------------------------- ---------------------------------------------------------------
                                                          2003                   2002                  2001
                                                    ------------------    -------------------    ------------------
Professional/Trade                                      $369,115              $292,054               $196,787
Scientific, Technical, and Medical                       308,554               276,510                259,094
Higher Education                                         176,302               165,832                157,909
                                                    ------------------    -------------------    ------------------
Total                                                   $853,971              $734,396               $613,790
                                                    ------------------    -------------------    ------------------


Revenues from external customers based on the location of the customer, and long-lived assets by geographic area were as follows:

       Dollars in thousands                          Revenues                                  Long-Lived Assets
      --------------------           -------------------------------------------    ------------------------------------------
                                        2003            2002           2001           2003           2002           2001
                                    -------------    -----------    -----------    -----------    ------------   ------------
         U.S.                        $524,394         $473,145       $364,559       $468,763       $446,103       $260,034
         International
              United Kingdom           56,285           35,427         33,403         55,941         39,218         19,783
              Germany                  56,826           34,818         32,411        135,553        126,786        110,751
              Canada                   33,063           26,798         20,620          1,651            639            432
              Australia                27,849           23,182         22,531          5,690          4,262          2,364
              Japan                    25,339           28,732         27,192             30             44             16
              Other Countries         130,215          112,294        113,074          1,700          2,483          1,707
                                    -------------    -----------    -----------    -----------    ------------   ------------
              Total International     329,577          261,251        249,231        200,565        173,432        135,053
                                    -------------    -----------    -----------    -----------    ------------   ------------
         Total                       $853,971         $734,396       $613,790       $669,328       $619,535       $395,087
                                    =============    ===========    ===========    ===========    ============   ============

                                                                  Schedule II



                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED APRIL 30, 2003, 2002, AND 2001

                             (Dollars in thousands)


                                                               Additions/(Deductions)
                                                            ------------------------------
                                               Balance at     Charged to                     Deductions      Balance at
                Description                    Beginning        Cost &         From (3)     From Reserves      End of
                                               of Period       Expenses      Acquisitions                      Period
--------------------------------------------- ------------- -------------- --------------- ---------------- -------------
Year Ended April 30, 2003
     Allowance for sales returns(1)            $ 67,816       $  65,130      $        -     $   67,816        $   65,130
     Allowance for doubtful accounts           $ 17,008       $   1,590      $   (7,326)    $    1,726(2)     $    9,546

Year Ended April 30, 2002
     Allowance for sales returns(1)            $ 43,118       $  67,816      $   30,226     $   73,344        $   67,816
     Allowance for doubtful accounts           $  9,684       $   2,219      $    7,026     $    1,921(2)     $   17,008

Year Ended April 30, 2001
     Allowance for sales returns(1)            $ 43,960       $  43,118      $        -     $   43,960        $   43,118

     Allowance for doubtful accounts           $  9,414       $   2,268      $        -     $    1,998(2)     $    9,684

---------------------------------------

          (1) Allowance for sales returns represents anticipated returns net of inventory and royalty costs.

          (2)  Accounts written off, less recoveries.

          (3) Purchase accounting adjustment associated with the acquisition of Hungry Minds

Item 9.   Changes in and Disagreements With
          ---------------------------------
          Accountants on Accounting and Financial Disclosure
          --------------------------------------------------

          None

                                    PART III

Item 10.  Directors and Executive Officers
          --------------------------------

          The information regarding the Board of Directors on pages 3 to 11 of the 2003 Proxy Statement is incorporated herein by reference.

          Executive Officers
          ------------------

          Set forth below as of April 30, 2003 are the names and ages of all executive officers of the Company, the period during which they have been officers, and the offices presently held by each of them.

           Name and Age         Officer Since       Present Office
           Peter Booth Wiley        2002            Chairman of the Board since September 2002
                60                                  and a Director


           William J. Pesce         1989            President and Chief Executive Officer
                52                                  and a Director since May 1, 1998 (previously
                                                    Chief Operating Officer; Executive Vice
                                                    President, Educational and International
                                                    Group)

           Ellis E. Cousens         2001            Executive Vice President and Chief Financial
                51                                  and Operations Officer since March 2001
                                                    (previously  Senior Vice President,  Chief Financial Officer of Bookspan,  a  Bertelsmann  AG joint  venture,  from March
                                                    2000; Vice  President,  Finance and Strategic  Planning,  of
                                                    Bertelsmann  AG  from  March  1999;  Vice  President,  Chief
                                                    Financial  Officer of BOL.com,  a subsidiary of  Bertelsmann
                                                    AG, from August 1998; Vice President, Financial Planning and
                                                    Analysis,  of Reader's  Digest  Association,  Inc., from May
                                                    1997)

           Stephen A. Kippur        1986            Executive Vice President; and President,
                56                                  Professional and Trade Publishing, since July
                                                    1998 (previously Executive Vice President and Group President,
                                                    Professional, Reference and Trade)


           William Arlington        1990            Senior Vice President, Human Resources, since
                54                                  une 1996

           Timothy B. King          1996            Senior Vice President, Planning and
                63                                  Development, since June 1996


           Richard S. Rudick        1978            Senior Vice President, General Counsel, since
                63                                  June 1989


           Deborah E. Wiley         1982            Senior Vice President, Corporate
                57                                  Communications, since June 1996

           Edward J. Melando        2002            Vice President, Corporate Controller, since April 2002
                47                                  (previously Vice President, Corporate Controller of
                                                    Journal Register Company from August 2000; Corporate
                                                    Controller of Asarco Incorporated, from April 1999;
                                                    Commercial Director of Asarco Incorporated, from June 1997)


          The Board of Directors elected Peter Booth Wiley, age 60 and current Board member, as Chairman of the Board effective September 19, 2002, succeeding Bradford Wiley II. Each of the other officers listed above will serve until the next organizational meeting of the Board of Directors of the Company and until each of the respective successors is duly elected and qualified. Deborah E. Wiley is the sister of Bradford Wiley II and Peter Booth Wiley. There is no other family relationship among any of the aforementioned individuals.




Item 11.  Executive Compensation
          ----------------------

          The information on pages 11 to 18 of the 2003 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain
          -----------------------------
          Beneficial Owners and Management
          --------------------------------

          The information on pages 2, 3, 10 and11 of the 2003 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
          -----------------------------------------------

           None.


Item 14.  Controls and Procedures
          -----------------------

          As of April 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of April 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to April 30, 2003.

                                     PART IV

Item 15.  Exhibits, Financial Statement
          -----------------------------
          Schedules and Reports on Form 8-K
          ---------------------------------

          (a)  Financial Statements and Schedules

               (1) List of Financial Statements filed. The financial statements listed in the attached index are filed as part of this Report.
               (2) List of Financial Statement Schedules filed. The financial statement schedules listed in the attached index are filed as part of this Report.

          (b)  Reports on Form 8-K

               Earnings Release on Fiscal 2003 Results issued on Form 8-K dated June 17, 2003.

          (c)  Exhibits

          2.1 Agreement and Plan of Merger dated as of August 12, 2001, among the Company, HMI Acquisition Corp. and Hungry Minds, Inc. (incorporated by reference to the Company's Report on Form 8-K dated as of August 12, 2001).


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

          10.1 $300,000,000 Credit Agreement dated as of September 21, 2001, among the Company and the Lenders From Time to Time Parties Hereto, UBS AG Stamford Branch, as Administrative Agent and UBS Warburg LLC, as Arranger (incorporated by reference to the Company's Report on Schedule TO/A Amendment No. 5 dated September 21, 2001).

          10.2 Credit agreement dated as of November 15, 1996 among the Company, the Banks from time to time parties hereto, and Morgan Guaranty Trust Company of New York, as Agent (incorporated by reference to the Company's report on Form 10-Q for the quarterly period ended October 31, 1996).

          10.3 Agreement of Lease dated as of August 4, 2000, between Block A South Waterfront Development L.L.C., as Landlord, and the Company, as Tenant (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31,
               2000).

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

          10.5 Long Term Incentive Plan (incorporated by reference to the Company's Definitive Proxy Statement dated August 6, 1999).

          10.6 Executive Annual Incentive Plan (incorporated by reference to the Company's Definitive Proxy Statement dated August 6, 1999).

          10.7 1991 Key Employee Stock Plan (incorporated by reference to the Company's Definitive Proxy Statement dated August 8, 1991).

          10.8 Amendment to 1991 Key Employee Stock plan dated as of September 19, 1996, (Incorporated by reference to the Company's Definitive Proxy Statement dated August 9, 1996).

          10.9 Senior executive employment Agreement to Arbitrate dated as of April 29, 2003.

         10.10 Senior executive Non-competition and Non-disclosure Agreement dated as of April 29, 2003

         10.11 1990 Director Stock Plan as Amended and Restated as of June 22, 2001 (incorporated By reference to the Company's Definitive Proxy Statement dated August 8, 2001)

         10.12 1989 Supplemental Executive Retirement Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1989).

         10.13 Form of the Fiscal Year 2002 Qualified Executive Long Term Incentive Plan (Incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2002).

         10.14 Form  of  the  Fiscal  Year  2002  Qualified   Executive   Annual
               Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2002).

         10.15 Form  of  the  Fiscal  Year  2002  Executive   Annual   Strategic
               Milestones Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2002).

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

         10.19 Form of the Fiscal Year 2003 Qualified Executive Long Term Incentive Plan. (filed as a exhibit to the 10K report)

         10.20 Form  of  the  Fiscal  Year  2003  Qualified   Executive   Annual
               Incentive Plan. (filed as a exhibit to the 10K report)

         10.21 Form  of  the  fiscal  year  2003  Executive   Annual   Strategic
               Milestones Incentive Plan. (filed as a exhibit to the 10K report)

         10.22 Senior executive Employment Agreement dated as of March 1, 2003, between William J. Pesce and the Company (filed as an exhibit to this form 10K report)

         10.23 Senior executive Employment Agreement dated as of March 1, 2003, between Stephen A. Kippur and the Company (filed as an exhibit to this form 10K report)

         10.24 Senior executive Employment Agreement dated as of March 1, 2003, between Ellis E. Cousens and the Company (filed as an exhibit to this form 10K report)

         10.25 Senior executive Employment Agreement letter dated as of March 1, 2003, between Richard S. Rudick and the Company (filed as an exhibit to this form 10K report)

         10.26 Senior executive Employment Agreement letter dated as of March 1, 2003, between Timothy B. King and the Company (filed as an exhibit to this form 10K report)

          22   List of Subsidiaries of the Company.

          23 Consent of Independent Public Accountants (included in this report as listed in the attached index).

          99 Certificates Pursuant to 18 S.C. Section 1350, as adopted pursuant to Sarbanes-Oxley Act of 2002.


Item 16.  Principal Accountant Fees and Services
          --------------------------------------

          The information regarding principal accountant fees and services on pages 18 and 19 of the 2003 Proxy Statement is incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 JOHN WILEY & SONS, INC.
          ---------------------------------------------------------------------
                                        (Company)



                    By:  /s/  William J. Pesce
                         -----------------------------------------------------
                              William J. Pesce
                              President and Chief Executive Officer

                    By:  /s/  Ellis E. Cousens
                         -----------------------------------------------------
                              Ellis E. Cousens
                              Executive Vice President and
                              Chief Financial and Operations Officer

                    By:  /s/  Edward J. Melando
                         -----------------------------------------------------
                              Edward J. Melando
                              Vice President, Controller and
                              Chief Accounting Officer




Dated:  June 17, 2003

                                 CERTIFICATIONS

I, William J. Pesce, certify that:
I have reviewed this annual report on Form 10-K of John Wiley & Sons, Inc.;

     - Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     - Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented

     - The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     - The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which would adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     - The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

         By       /s/ William J. Pesce
         -------------------------------------
                      William J. Pesce
         President and Chief Executive Officer


         Dated:  June 17, 2003

                                 CERTIFICATIONS

I, Ellis E. Cousens, certify that:


     - Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     - Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented

     - The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     - The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which would adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     - The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


         By    /s/     Ellis E. Cousens
         ------------------------------------
                       Ellis E. Cousens
         Executive Vice President and
         Chief Financial & Operations Officer



         Dated:  June 17, 2003

                                                                    Exhibit 22


                   SUBSIDIARIES OF JOHN WILEY & SONS, INC.(1)
                   ------------------------------------------

                                                                     Jurisdiction
                                                                       in Which
                                                                     Incorporated
                                                                     ------------
John Wiley & Sons International Rights, Inc.                           Delaware
JWS HQ, LLC                                                            New Jersey
JWS DCM, LLC                                                           New Jersey
Wiley-Liss, Inc.                                                       Delaware
Wiley Publishing Services, Inc.                                        Delaware
Wiley Periodicals, Inc.                                                Delaware
Wiley Subscription Services, Inc.                                      Delaware
John Wiley & Sons (Asia) Pte Ltd.                                      Singapore
John Wiley & Sons Australia, Ltd                                       Australia
John Wiley & Sons Canada Limited                                       Canada
John Wiley & Sons (HK) Limited                                         Hong Kong
Wiley Europe Limited                                                   England
    Wiley Heyden Ltd                                                   England
    Wiley Europe (S.A.R.L.)                                            France
    Wiley Distribution Services Limited                                England
    John Wiley & Sons Ltd.                                             England
        InPharm-Internet Services Limited                              England
Wiley HMI Holdings, Inc.                                               Delaware
    Wiley Europe Investment Holdings Ltd                               England
        A&M Publishing Ltd                                             England
             HMI Investment, Inc.                                      Delaware
              Wiley Publishing, Inc.                                   Delaware
                   Wiley Dreamtech India Private Limited (65%)         India
    John Wiley & Sons GmbH                                             Germany
        Wiley InterScience GmbH                                        Germany
        Verlag Chemie GmbH                                             Germany
        Wiley-VCH Verlag GmbH & Co. KGaA                               Germany
           Wiley-GIT Publishers GmbH                                   Germany
                GIT Verlag GmbH & Co. KG                               Germany
           Wiley Fachverlag GmbH                                       Germany
           Wilhelm Ernst & Sohn Verlag fuer Architectur
             und technische Wissenschaften GmbH & Co. KG               Germany
           Verlag Helvetica Chimica Acta AG                            Switzerland
                Wiley-VCH Verlag Schweiz AG                            Switzerland
           Physik Verlag GmbH (52%)                                    Germany
WWL, Inc.                                                              Delaware
    Wiley-Japan Y.K.                                                   Japan

--------------------------------------------------------

(1) The names of other subsidiaries that would not constitute a significant subsidiary in the aggregate have been omitted. All subsidiaries are wholly owned unless indicated parenthetically.

                                                                  Exhibit 99.1


CERTIFICATION PURSUANT TO
U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of John Wiley & Sons, Inc. (the "Company"), on Form 10-K for the period ending April 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William J. Pesce, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

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



Dated:  June 17, 2003

                                                                  Exhibit 99.2


CERTIFICATION PURSUANT TO
18 .S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of John Wiley & Sons, Inc. (the "Company"), on Form 10-K for the period ending April 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ellis E. Cousens, Executive Vice President and Chief Financial & Operations Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934 (as amended), as applicable; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Ellis E. Cousens
----------------------------
     Ellis E. Cousens
Executive Vice President and
Chief Financial & Operations Officer



Dated:  June 17, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons constituting directors of the Company on June 21, 2003.



    /s/      Warren J. Baker                /s/      William J. Pesce
    -------------------------------------   ------------------------------------
             Warren J. Baker                         William J. Pesce



    /s/      H. Allen Fernald               /s/      William R. Sutherland
    -------------------------------------   ------------------------------------
             H. Allen Fernald                        William R. Sutherland



    /s/      Larry Franklin                 /s/      Bradford Wiley II
    -------------------------------------   ------------------------------------
             Larry Franklin                          Bradford Wiley II



    /s/      Henry A. McKinnell             /s/      Peter Booth Wiley
    -------------------------------------   ------------------------------------
             Henry A. McKinnell                      Peter Booth Wiley



    /s/      John L. Marion, Jr.
    -------------------------------------
             John L. Marion, Jr.

                                                               Exhibit 10.9



                      PARTIES TO THE AGREEMENT TO ARBITRATE





Each of the following persons are parties to their own separate agreement with John Wiley & Sons, Inc. in the form attached:



                                    E. Cousens
                                    T. King
                                    S. Kippur
                                    W. Pesce
                                    R. Rudick

                             AGREEMENT TO ARBITRATE

     AGREEMENT TO ARBITRATE (this "Agreement") made as of the 29th day of April, 2003, by and between John Wiley & Sons, Inc., a New York corporation, with offices at 111 River Street, Hoboken, New Jersey 07030 (hereinafter referred to as the "Company"), and (see above list) (hereinafter referred to as "Executive").

     The Company and the undersigned agree as follows:

     1.   Binding Arbitration

          a. Executive and the Company hereby agree that any controversy or claim arising out of or relating to the Employment Agreement between Executive and the Company executed on the same date as this Agreement, as it may be amended or extended from time to time by the parties (the "Employment Agreement"), the employment relationship between Executive and the Company, or the termination thereof, including the arbitrability of any controversy or claim, which cannot be settled by mutual agreement will be finally settled by binding arbitration in accordance with the Federal Arbitration Act (or if not applicable, the applicable state arbitration law) as follows: Any party who is aggrieved will deliver a notice to the other party setting forth the specific points in dispute. Any points remaining in dispute twenty (20) days after the giving of such notice may, upon ten
               (10) days' notice to the other party, be submitted to arbitration in New York, New York, to the American Arbitration Association, before a single arbitrator appointed in accordance with the Commercial Dispute Resolution Procedures and Rules of the American Arbitration Association, as such procedures and rules may be amended from time to time and modified only as herein expressly provided. The arbitrator may enter a default decision against any party who fails to participate in the arbitration proceedings. Notwithstanding the foregoing, any controversy or claim arising out of or relating to the Non-Competition and
               Non-Disclosure Agreement between Executive and the Company, executed on the same date as this Agreement, as it may be amended from time to time (the "Non-Competition Agreement") shall not be subject to this Agreement and shall be resolved only in accordance with provisions of the Non-Competition Agreement.

          b. The decision of the arbitrator on the points in dispute will be final, unappealable and binding, and judgment on the award may be entered in any court having jurisdiction thereof. The parties agree that this Agreement has been entered by the parties to rapidly and inexpensively resolve any disputes between them and that this Agreement will be grounds for dismissal of any court action commenced by either party with respect to this Agreement, other than post-arbitration actions seeking to enforce an arbitration award. In the event that any court determines that this arbitration procedure is not binding, or otherwise allows any litigation regarding a dispute, claim, or controversy covered by this Agreement to proceed, the parties hereto hereby waive any and all right to a trial by jury in or with respect to such litigation.

          c. Except as otherwise provided in this Agreement or by law, the arbitrator will be authorized to apportion its fees and expenses and the reasonable attorneys' fees and expenses of any such party as the arbitrator deems appropriate. In the absence of any such apportionment, the fees and expenses of the arbitrator will be borne equally by each party, and each party will bear the fees and expenses of its own attorney.

          d. The parties will keep confidential, and will not disclose to any person, except as may be required by law, the existence of any controversy hereunder, the referral of any such controversy to arbitration or the status or resolution thereof. In addition, the confidentiality restrictions set forth in paragraph A(4) of the Non-Competition Agreement shall continue in full force and effect.

          e. Executive acknowledges that prior to the signing of this agreement Executive has had a sufficient opportunity to read and has read the Commercial Dispute Resolution Procedures and Rules of the American Arbitration Association, which are available on the web site of the American Arbitration Association at http://www.adr.org.

     2.   Waiver

          Executive acknowledges that this agreement to submit to arbitration includes all controversies or claims of any kind (e.g., whether in contract or in tort, statutory or common law, legal or equitable) now existing or hereafter arising under any federal, state, local or foreign law (except for any claims or controversy arising out of the Non-Competition Agreement), including, but not limited to, the Age Discrimination in Employment Act, Title VII of the Civil Rights Act of 1964, the Civil Rights Act of 1866, the Employee Retirement Income Security Act, the Family and Medical Leave Act, the Americans With Disabilities Act, the New York State Human Rights Law, the New York City Human Rights Law, and all similar federal, state and local laws, and Executive hereby waives all rights thereunder to have a judicial tribunal and/or a jury determine such claims.

     3.   Acknowledgement

          Executive acknowledges that before entering into this Arbitration Agreement, Executive has had the opportunity to consult with any attorney or other advisor of Executive's choice, and that this Agreement constitutes advice from the Company to do so if Executive chooses. Executive further acknowledges that Executive has entered into this Agreement of Executive's own free will, and that no promises or representations have been made to Executive by any person to induce Executive to enter into this Arbitration Agreement other than the express terms set forth herein. Executive further acknowledges that Executive has read this Agreement and understands all of its terms, including the waiver of rights set forth in paragraph 2 of this Agreement immediately above. Executive may take up to twenty-one (21) days from today to consider, sign and return this Agreement. In addition, Executive may revoke this Arbitration Agreement after signing it, but only by delivering a signed revocation notice to the Employer within seven (7) days of signing this Agreement. Such a revocation shall constitute a resignation from Executive's employment, and shall void the Employment Agreement and the Non-Competition Agreement, except for paragraph A(4) of the Non-Competition Agreement regarding Executive's duty not to use or disclose confidential information, which shall remain in full force and effect.

     4.   Miscellaneous

          a. This Agreement together with the Employment Agreement and the Non-Competition Agreement constitute the sole and entire agreements and understandings between Executive and the Company with respect to the matters covered thereby, and there are no other promises, agreements, representations, warranties or other statements between Executive and the Company in respect to such matters not expressly set forth in these Agreements. These Agreements supersede all prior and contemporaneous agreements, understandings or other arrangements concerning the subject matter thereof. These Agreements may not be changed or terminated orally but only by an agreement in writing signed by the parties hereto.

          b. No course of dealing or any delay on the part of the Corporation or Employee in exercising any rights hereunder shall operate as a waiver of any such rights. No waiver of any default or breach of this Agreement shall be deemed a continuing waiver of any other breach or default.

          c. This Agreement shall be governed by, and construed in accordance with federal law including the Federal Arbitration Act, and to the extent that federal law is not applicable the laws of the State of New York without regard to the choice of law rules of any state or where Executive is in fact required to work.

          d. If any provision or clause of this Agreement, or portion thereof, shall be held by any court of competent jurisdiction or any arbitrator to be illegal, void or unenforceable, the remainder of such provisions shall not thereby be affected and shall be given full effect, without regard to the invalid portion.

          e. The obligations of Executive may not be delegated and, Executive may not assign or otherwise transfer this Agreement or any obligations hereunder. This Agreement and all of the Company's rights and obligations under this Agreement may be assigned or transferred by the Company to and may be assumed by and inure to the benefit of any successor or other transferee of all or a substantial part of the assets of the Company's business in which Executive works.

          IN WITNESS WHEREOF, the parties have caused this Agreement to be executed and delivered, effective as of the date first indicated above by a duly authorized officer of the Company.

     JOHN WILEY & SONS, INC.


     Signed by all parties of agreement.

                                                                 Exhibit 10.10



    PARTIES TO THE AGREEMENT TO NON-COMPETITION AND NON-DISCLOSURE AGREEMENT


Each of the following persons are parties to their own separate agreement with John Wiley & Sons, Inc. in the form attached:



                                E. Cousens
                                T. King
                                S. Kippur
                                W. Pesce
                                R.Rudick


                  NON-COMPETITION AND NON-DISCLOSURE AGREEMENT


          NON-COMPETITION AND NON-DISCLOSURE AGREEMENT (this "Agreement") made as of the 29th day of April, 2003, by and between John Wiley & Sons, Inc., a New York corporation, with offices at 111 River Street, Hoboken, New Jersey 07030 (hereinafter referred to as the "Company"), and (see above list) (hereinafter referred to as "Executive").


          In consideration of the Company's employment or continued employment of Executive, certain severance pay benefits provided to Executive as set forth in the Employment Agreement between Executive and the Company executed on the same date as this Agreement as it may be amended or extended from time to time by the parties (the "Employment Agreement"), the Company's providing Executive with access to its property, equipment and valuable Confidential Information (as defined below), and other good and valuable consideration, the parties hereby agree as follows:

     A.   Executive's Covenants

          1. Non-Competition: During the period of Executive's employment at the Company and for twelve (12) months following Executive's resignation, for any reason (other than for a resignation for "Good Reason" following a "Change of Control" as those terms are defined in the Company's 1989 Supplemental Executive Retirement Plan, as amended or restated from time to time (the "SERP")), from employment by the Company, Executive agrees not to compete in any manner, either directly or indirectly, whether for compensation or otherwise, with the Company, its parents, subsidiaries or affiliates, and their respective predecessors and successors (collectively, the "Wiley Companies"), or to assist any other person or entity to compete with the Company either:

                           (a) by producing, developing or marketing, or assisting others to produce, develop or market, or

                           (b) by accepting employment from or having any other relationship (including, without limitation, through owning, managing, operating, controlling or consulting) with any entity which produces, develops or markets, a product, process, or service which is competitive with those products, processes, or services of the Wiley Companies, whether existing or planned for the future, on which Executive has worked, or concerning which Executive has in any manner acquired knowledge of or had access to Confidential Information (as defined below), during the five (5) years preceding termination of Executive's employment, provided, however, that it shall not be a violation of this Agreement for Executive to have beneficial ownership of less than 1% of the outstanding amount of any class of securities listed on a national securities exchange or quoted on an inter-dealer quotation system.

          2. Non-Solicitation: During the period of Executive's employment at the Company and for twelve (12) months following the termination, for any reason, of Executive's employment, Executive agrees that Executive will not, either on Executive's own behalf or on behalf of any other person or entity, directly or indirectly, (a) solicit any person or entity that is a customer of the Wiley Companies, or has been a customer of the Wiley Companies during the prior twelve (12) months, to purchase any products or services the Wiley Companies provides to the customer, or (b) interfere with any of the Wiley Companies' business relationships.

          3. No-Hire: During the period of Executive's employment at the Company and for twelve (12) months following the termination, for any reason, of Executive's employment, Executive agrees that Executive will not, either on Executive's own behalf or on behalf of any other person or entity, directly or indirectly, hire, solicit or encourage to leave the employ of the Wiley Companies any person who is then an employee of any of the Wiley Companies or who was an employee of the Wiley Companies within six (6) months of the date of such hiring, soliciting, or encouragement to leave the Wiley Companies.

          4. Non-Disclosure: During the period of Executive's employment at the Company and for all time following the termination, for any reason, of Executive's employment, Executive shall hold all Confidential Information (as hereinafter defined) of the Wiley Companies in a fiduciary capacity and agrees not to take any action which would constitute or facilitate the Unauthorized (as hereinafter defined) use or disclosure of Confidential
               Information.  Executive  further  agrees  to take all  reasonable measures  to  prevent  the  Unauthorized  use and  disclosure  of
               Confidential Information and to prevent Unauthorized persons or entities from obtaining or using Confidential Information.
               Promptly upon termination, for any reason, of Executive's employment with the Company, Executive agrees to deliver to the Company all property and materials within Executive's possession or control which belong to any of the Wiley Companies or which contain Confidential Information.

          5. Geographic Scope: The non-competition covenants contained in paragraph A(1) hereof shall apply in the "Restricted Area" which means (a) the geographic region(s) over which Executive had responsibility in the performance of Executive's responsibilities to each of the Wiley Companies during the twelve (12) month period prior to termination of Executive's employment and the fifty (50) mile radius around any office of the Company out of which Executive worked, provided services to or provided supervision over, and (b) any location, storefront, address or place of business where a Covered Customer (as defined below) is present and available for solicitation. Executive will not circumvent the purpose of any restriction by engaging in business outside the geographic region covered by the above definition through remote means like telephone, correspondence or computerized communication. "Covered Customer" means those customers, entities and/or persons who did business with the Company and that Executive either (x) received Confidential Information about in the course of Executive's duties, (y) had contact with within the last twenty-four (24) month period of employment by the Company, or (z) supervised contact with within the last twenty-four (24) month period of employment with the Company.

     B.   Definitions

          1. As used in this Agreement, the term "Confidential Information" shall mean trade secrets, confidential or proprietary information, and all other information, documents or materials, owned, developed or possessed by any of the Wiley Companies, whether in tangible or intangible form. Confidential Information includes, but is not limited to, (a) financial information, (b) products, (c) product and service costs, prices, profits and sales, (d) new business ideas, (e) business strategies, (f) product and service plans, (g) marketing plans and studies, (h) forecasts, (i) budgets, (j) projections, (k) computer programs,
               (l) data bases and the documentation (and information contained therein), (m) computer access codes and similar information, (n) software ideas, (o) know-how, technologies, concepts and designs,
               (p) research projects and all information connected with research and development efforts, (q) records, (r) business relationships, methods and recommendations, (s) existing or prospective client, customer, vendor and supplier information (including, but not limited to, identities, needs, transaction histories, volumes, characteristics, agreements, prices, identities of individual contacts, and spending, preferences or habits), (t) training manuals and similar materials used by the Company in conducting its business operations, (u) skills, responsibilities, compensation and personnel files of Company employees, directors and independent contractors, (v) competitive analyses, (w) contracts with other parties, and (x) other confidential or proprietary information that has not been made available to the general public by the senior management of each of the Wiley Companies. Confidential Information as defined in this Agreement shall not include information that (i) is or becomes generally available to the public through no act or omission on the part of Executive, (ii) is hereafter received on a non-confidential basis by Executive from a third party who has the lawful right to disclose such information, or (iii) Executive is required to disclose pursuant to court order or law.

          2.   As used in this Agreement,  the term  "Unauthorized"  shall mean:
               (a) in contravention of the policies or procedures of any of the Wiley Companies; (b) otherwise inconsistent with any measures taken by any of the Wiley Companies to protect their interests in the Confidential Information; (c) in contravention of any lawful instruction or directive, either written or oral, of a director, officer or employee of any of the Wiley Companies empowered to issue such instruction or directive; (d) in contravention of any duty existing under law or contract; or (e) to the detriment of any of the Wiley Companies.

     C.   Representations, Warranties and Acknowledgements

          1. Executive acknowledges that (a) the Wiley Companies consider Confidential Information to be commercially and competitively valuable to the Wiley Companies and critical to their success;
               (b) Unauthorized use or disclosure of Confidential Information would cause irreparable harm to one or more of the Wiley
               Companies; and (c) by this Agreement, the Company is taking reasonable steps to protect its legitimate interests in the Wiley Companies' Confidential Information.

          2. Executive acknowledges that Executive's services are of a special, unique and extraordinary character and, Executive's position with the Company places Executive in a position of confidence and trust with the customers, suppliers, vendors, employees and agents of the Wiley Companies.

          3. Executive also acknowledges that businesses that are competitive with the Wiley Companies include, but are not limited to, any business which are publishers of print and electronic products, including those specializing in: scientific, technical and medical journals and books; professional and consumer books and subscription services; and textbooks and other educational materials for undergraduate and graduate students as well as lifelong learners. Executive further acknowledges that given the nature of the business of the Wiley Companies, certain accounts of the Wiley Companies are national and international in scope and are not dependent on the geographic location of Executive or the Wiley Companies.

          4. Executive represents and warrants to the Company that Executive is not a party to any agreement, or non-competition or other covenant or restriction contained in any agreement, commitment, arrangement or understanding (whether oral or written), that in any way conflicts with or limits Executive's ability to commence or continue to render services to any of the Wiley Companies or that would otherwise limit Executive's ability to perform all responsibilities in accordance with the terms and subject to the conditions of Executive's employment.

     D.   Remedies

          1. In the event of breach or threatened breach by Executive of any provision of paragraph A hereof, the Company shall be entitled to
               (a) temporary and preliminary and permanent injunctive relief and without the posting any bond or other security, (b) damages and an equitable accounting of all earnings, profits and other benefits arising from such violation, (c) recovery of all attorney's fees and costs incurred by the Company in obtaining such relief, (d) cessation and repayment of any severance benefits paid to Executive pursuant to any agreement with the Company, including any employment agreement, severance benefit agreement, plan or program of the Company, and (e) any other legal and equitable relief to which it may be entitled, including any and all monetary damages which company may incur as a result of said breach or threatened breach. The Company may pursue any remedy available, including declaratory relief, concurrently or consecutively in any order, and the pursuit of one such remedy at any time will not be deemed an election of remedies or waiver of the right to pursue any other remedy.

          2. The period of time during which the restrictions set forth in paragraphs A(1), A(2) and A(3) hereof will be in effect will be extended by the length of time during which Executive is in breach of the terms of those provisions as determined by any court of competent jurisdiction on the Company's application for injunctive relief.

     E.   Early Resolution Conference

          This Agreement is understood to be clear and enforceable as written and is executed by both parties on that basis. However, should Executive later challenge any provision as unclear, unenforceable, or inapplicable to activity that Executive intends to engage in, Executive will first notify Company in writing and meet with a Company representative and a neutral mediator (if the Company elects to retain one at its expense) to discuss resolution of any disputes between the parties. Executive will provide this notification at least fourteen (14) days before Executive engages in any activity on behalf of a competing business or engages in other activity that could foreseeably fall within a questioned restriction. The failure to comply with this requirement shall waive Executive's right to challenge the reasonable scope, clarity, applicability, or enforceability of the Agreement and its restrictions at a later time. All rights of both parties will be preserved if the Early Resolution Conference requirement is complied with even if no agreement is reached in the conference.

     F.   Miscellaneous

          1. This Agreement together with the Employment Agreement and the Agreement to Arbitrate executed simultaneously with this Agreement constitute the sole and entire agreements and understandings between Executive and the Company with respect to the matters covered thereby, and there are no other promises, agreements, representations, warranties or other statements between Executive and the Company in respect to such matters not expressly set forth in these agreements. These Agreements supersede all prior and contemporaneous agreements, understandings or other arrangements concerning the subject matter thereof. These Agreements may not be changed or terminated orally but only by an agreement in writing signed by the parties hereto.

          2. No course of dealing or any delay on the part of the Company or Executive in exercising any rights hereunder shall operate as a waiver of any such rights. No waiver of any default or breach of this Agreement shall be deemed a continuing waiver of any other breach or default.

          3. Because the Company is incorporated in the state of New York this Agreement shall be governed by, and construed in accordance with, the laws of the State of New York without regard to the choice of law rules of any state or where Executive is in fact required to work.

          4. If any provision or clause of this Agreement, or portion thereof, shall be held by any court of competent jurisdiction to be illegal, void or unenforceable in such jurisdiction, the remainder of such provisions shall not thereby be affected and shall be given full effect, without regard to the invalid portion. It is the intention of the parties that, if any court construes any provision or clause of this Agreement, or any portion thereof, to be illegal, void or unenforceable because of the duration of such provision or the area or matter covered thereby, such court shall reduce the duration, area, or matter of such provision and, in its reduced form, such provision shall then be enforceable and shall be enforced.

          5. The obligations of Executive may not be delegated and, Executive may not assign or otherwise transfer this Agreement or any obligations hereunder. This Agreement and all of the Company's rights and obligations under this Agreement may be assigned or transferred by the Company to and may be assumed by and inure to the benefit of any successor or other transferee of all or a substantial part of the assets of the Company's business in which Executive works.

          6. Any legal suit, action or proceeding against any party hereto arising out of or relating to this Agreement shall be instituted in a New York federal or state court in the Borough of Manhattan and each party hereto waives any objection which it may now or hereafter have to the laying of venue of any such suit, action or proceeding and each party hereto irrevocably submits to the jurisdiction of any such court in any suit, action or proceeding.

          IN WITNESS WHEREOF, the parties have caused this Agreement to be executed and delivered, effective as of the date first indicated above by a duly authorized officer of the Company.

JOHN WILEY & SONS, INC.


Signed by all parties of agreement.

                                                                 Exhibit 10.19






                             JOHN WILEY & SONS, INC.


              FY 2003 QUALIFIED EXECUTIVE LONG TERM INCENTIVE PLAN



                                  PLAN DOCUMENT





                                  CONFIDENTIAL







                                   MAY 1, 2002

                                    CONTENTS


Section    Subject                                            Page
I.         Definitions                                         2
II.        Plan Objectives                                     3
III.       Eligibility                                         4
IV.        Performance Measurement and Objectives              4
V.         Performance Evaluation                              4
VI.        Restricted Performance Shares Award Provisions      5
VII.       Stock Option                                        5
VIII.      Payouts                                             5
IX.        Administration and Other Matters                    6

I.   DEFINITIONS


Following are definitions for words and phrases used in this document. Unless the context clearly indicates otherwise, these words and phrases are considered to be defined terms and appear in this document in italicized print:

Company    John Wiley & Sons, Inc.

business unit     The Company, a division or subsidiary of the Company, or a global unit of the Company.

plan    This FY2003 Qualified Executive Long Term Incentive Plan.

shareholder plan    The Company's Long Term Incentive Plan

plan period    The three year period from May 1, 2002 to April 30, 2005, or a portion of this period, at the discretion of the GCC.

Governance and Compensation Committee (GCC) The committee of the Company's Board of Directors responsible for the review and approval of executive compensation.

performance target       A participant's objective to achieve specific financial
goals for the plan period, as approved by the GCC. A performance target comprises all of the financial goals for a business unit.

business criteria     An indicator of financial performance, chosen from the
business criteria listed in Section 7(b)(ii)(B) of the shareholder plan. The following business criteria are used in this plan:

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

         divisional EBITA   Operating income before amortization of intangibles.

         divisional cash flow     divisional operating income, plus/minus any
         non-cash items included in divisional operating income (other than provisions for bad debts), and changes in controllable assets and liabilities, less normal investments in product development assets and direct property and equipment additions. Controllable assets and liabilities are inventory, composition, author advances, other deferred publication costs, and deferred subscription revenues.

         GPC EBITA           divisional operating income before amortization of
         intangibles as adjusted for profit earned by other divisions on intercompany transactions.

         GPC cash flow       divisional cash flow as adjusted for the profit
         earned by other divisions on intercompany transactions.

         special cash flow      Gross collections on accounts receivable less
         operating expenses.

financial goal      A targeted level of attainment of a given business criteria.

financial results        The published, audited financial results of the Company
and the divisional financial results derived therefrom.

participant      A person selected to participate in the plan.

performance levels
      threshold       The minimum acceptable level of achievement of a financial goal in order to earn a payout, expressed as a percentage of target
      ( e.g., 95% of target.)

      target      Achievement of the assigned financial goal-100%.

      outstanding         Superior achievement of a financial goal, earning the
      maximum payout, expressed as a percentage of target (e.g., 115% of target.)

target incentive    An award of restricted performance shares that a participant is eligible to receive if 100% of his/her applicable award period objectives are achieved and the participant remains an employee of the Company through April 30, 2007, except as otherwise provided in Section VIII.

stock    Class A Common Stock of the Company.

restricted performance share           A share of stock issued pursuant to this
plan and the shareholder plan that is subject to forfeiture.
In the shareholder plan, such stock is referred to as "Performance-Based Stock."

restricted period    The period during which the restricted performance shares
shall be subject to forfeiture in whole or in part, as defined in the shareholder plan, in accordance with the terms of the award.

plan end adjusted restricted performance share award.     The amount of
restricted performance shares awarded to a participant at the end of the plan cycle after adjustments, if any, are made, as set forth in Section VIII.


II.      PLAN OBJECTIVES

The plan is intended to provide the officers and other key employees of the Company and of its subsidiaries, affiliates and certain joint venture companies, upon whose judgement, initiative and efforts the Company depends for its growth and for the profitable conduct of its business, with additional incentive to promote the success of the Company.

III.     ELIGIBILITY

A participant is selected by the CEO and recommended for participation to the GCC, which has sole discretion for determining eligibility, from among those employees in key management positions deemed able to make the most significant contributions to the growth and profitability of the Company. The President and CEO of the Company is a participant.


IV.      PERFORMANCE TARGETS AND MEASUREMENT

The CEO recommends and the GCC adopts, in its sole discretion, performance targets and performance levels for each participant, not later than 90 days from the commencement of the plan period. No performance target or performance level may be modified after 90 days from the commencement of the plan period.

A. Performance targets, comprising one or more financial goals, for each business unit are defined for each participant. Each financial goal is assigned a weight, such that the sum of the weights of all financial goals for a business unit equals 100%.

B. Each participant is assigned performance targets for one or more business units , based on the participant's position, responsibilities, and his ability to affect the results of the assigned business unit. For each participant, each business unit is assigned a weight, such that the sum of the weights of all business units for a participant equals 100%.

     Collectively, all business unit performance targets together constitute the participant's plan period objectives.

C. Each financial goal is assigned performance levels (threshold, target and outstanding).

V.       PERFORMANCE EVALUATION

A.   Financial Results

     1. At the end of the plan period, the financial results for each business unit are compared with that unit's financial goals to determine the payout for each participant.

     2.   Award Determination

          a. Achievement of threshold performance of at least one financial goal of a performance target is necessary for a participant to receive a payout for that performance target.

          b.   The   unweighted   payout  factor  for  each  financial  goal  is
               determined as follows:

               1. For performance at the below threshold level, the payout factor is zero.

               2. For performance at the threshold level, the payout factor is 25%.

               3. For performance between the threshold and target levels, the payout factor is between 25% and 100%, determined on a pro-rata basis.

               4. For performance at the target level, the payout factor is 100%.

               5. For performance between the target and outstanding levels, the payout factor is between 100% and 200%, determined on a pro-rata basis.

               6. For performance at or above the outstanding level, the unweighted payout factor is 200%.

     c. A participant's plan end adjusted restricted performance shares award is determined as follows:

          1. Each financial goal's unweighted payout factor determined above times the weighting of that financial goal equals the weighted payout factor for that financial goal.

          2. The sum of the weighted payout factors for a business unit's performance target equals the payout factor for that performance target.

          3.   The participant's  target incentive times the performance  target
               payout   factor  times  the  business   unit  weight  equals  the
               participant's payout for that business unit.

          4. The sum of the payouts for all the business units assigned to a participant equals the participant's total plan end adjusted restricted performance shares award.

     d. The GCC may, in its sole discretion, reduce a participant's payout to any level it deems appropriate.

3.   In determining the attainment of financial goals,

     a. the impact of any acquisition or divestiture which closes in the final year of a plan period and which is valued at greater than $5,000,000 and which is dilutive, will be excluded in determining the financial results for any affected business unit.

     b. the impact of foreign exchange gains or losses will be removed from divisional EBITA and divisional cash flow criteria.

     c. the impact of any of the events (a) through (e) listed in Section 7(b)(ii)(B) of the shareholder plan, if dilutive (causes a reduction in the financial result), will be excluded from the financial results for any affected business unit.

     VI.   RESTRICTED PERFORMANCE SHARES AWARD PROVISIONS

A. Restricted performance shares, equal to a participant's target shares shall be awarded at the beginning of the plan period. In addition to the terms and conditions set forth in the shareholder plan, the restricted period for restricted performance shares awarded shall be as follows: subject to continued employment except as otherwise set forth in the shareholder plan, the lapse of restrictions on one-half of the restricted performance shares awarded will occur on the first anniversary of the plan period end date (April 30, 2006) at which time the participant will receive a stock certificate in a number of shares equal to one-half of the restricted performance shares awarded with the restrictive legend deleted, and the lapse of restrictions on the remaining half will occur on the second anniversary of the plan period end date (April 30, 2007) at which time the participant will receive a new stock certificate in a number of shares equal to the remaining half with the restrictive legend deleted.

B. The plan end adjusted restricted performances share award will be determined as follows: The restricted performance shares awarded by the GCC at the beginning of the plan period multiplied times the payout factor equals the number of shares for the plan end adjusted restricted performance shares award. The result of this calculation will be compared to the restricted performance shares awarded at the beginning of the plan period, and the appropriate amount of restricted performance shares will be awarded or forfeited, as required, to bring the restricted performance shares award to the number of shares designated as the plan end adjusted restricted performance shares award.

     VII      STOCK OPTIONS

The participant may be granted a stock option pursuant to the shareholder plan at the beginning of the plan period, representing another incentive vehicle by which the participant is able to share in the equity growth of the Company. The terms and conditions of the award of the stock option are contained in the shareholder plan and in the stock option award.

     VIII     PAYOUTS

A.   Payouts will be made within 90 days after the end of the plan period.

B. In the event of a participant's death, disability, retirement or leave of absence prior to payout, the payout, if any, will be determined by the GCC.

C. A participant who resigns, or whose employment is terminated by the Company, with or without cause, before payout from the plan is distributed, will not receive a payout. Exception to this provision shall be made with the approval of the GCC, in its sole discretion.

D. A participant who transfers between business units of the Company will have his/her payout prorated to the nearest fiscal quarter for the time spent in each business unit, based on the achievement of performance targets established for the position in each business unit.

E. A participant who is appointed to a position with a different target incentive percent will have his/her payout prorated to the nearest fiscal quarter for the time spent in each position, based on the achievement of performance target established for each position.

F. A participant who is hired or promoted into an eligible position during the plan period may receive a prorated payout as determined by the GCC, in its sole discretion.

     IX.      ADMINISTRATION AND OTHER MATTERS

A. The plan will be administered by the GCC, which shall have authority in its sole discretion to interpret and administer this plan, including, without limitation, all questions regarding eligibility and status of any participant, and no participant shall have any right to receive a payout or payment of any kind whatsoever, except as determined by the GCC hereunder.

B. The Company will have no obligation to reserve or otherwise fund in advance any amount which may become payable under the plan.

C. This plan may not be modified or amended except with the approval of the GCC.
D. In the event of a conflict between the provisions of this plan and the provisions of the shareholder plan, the provisions of the shareholder plan shall apply.

E    No awards of any type under this plan shall be considered  as  compensation
     for  purposes  of  defining   compensation   for  retirement,   savings  or
     supplemental executive retirement plans, or any other benefit.

                                                               Exhibit 10.20






                             JOHN WILEY & SONS, INC.


                FY 2003 QUALIFED EXECUTIVE ANNUAL INCENTIVE PLAN


                                  PLAN DOCUMENT





                                  CONFIDENTIAL






                                   MAY 1, 2002

                                    CONTENTS

Section    Subject                                               Page
-------    -------                                               ----
I.         Definitions                                            2
II.        Plan Objectives                                        3
III.       Eligibility                                            3
IV.        Performance Targets and Measurements                   3
V.         Performance Evaluation                                 4
VI.        Payouts                                                5
VI         Administration and Other Matters                       5



I.     DEFINITIONS



Following are definitions for words and phrases used in this document. Unless the context clearly indicates otherwise, these words and phrases are considered to be defined terms and appear in this document in italicized print:

Company    John Wiley & Sons, Inc.

business unit The Company, a division or subsidiary of the Company, or a global unit of the Company.

plan    This FY2003 Qualified Executive Annual Incentive Plan.

shareholder plan    . The Company's Executive Annual Incentive Plan.

plan period    The twelve-month period from May 1, 2002 to April 30, 2003, or a portion of this period, at the discretion of the GCC.

Governance and Compensation Committee (GCC)       The committee of the Company's
Board of Directors responsible for the review and approval of executive compensation.

performance target       A participant's objective to achieve specific financial
goals for the plan period, as approved by the GCC. A performance target comprises all of the financial goals for a business unit.

business criteria         An indicator of financial performance, chosen from the
business criteria listed in Section 4(b)(ii) of the shareholder plan. The following business criteria are used in this plan:

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

         revenue      (divisional) Gross annual revenue, net of actual returns.

         divisional EBITA   Operating income before amortization of intangibles.

         divisional cash flow       divisional operating income, plus/minus any
         non-cash items included in divisional operating income (other than provisions for bad debts), and changes in controllable assets and liabilities, less normal investments in product development assets and direct property and equipment additions. Controllable assets and liabilities are inventory, composition, author advances, other deferred publication costs, and deferred subscription revenues.

         GPC EBITA        divisional operating income before amortization of
         intangibles as adjusted for profit earned by other divisions on intercompany transactions.

         GPC cash flow    divisional cash flow as adjusted for the profit earned
         by other divisions on intercompany transactions.

financial goal     A targeted level of attainment of a given business criteria.

financial results    The published, audited financial results of the Company and the divisional financial results derived therefrom.

participant     A person selected to participate in the plan.

performance levels

     threshold      The minimum  acceptable  level of achievement of a financial goal in order to earn a payout,  expressed as a percentage of target
     ( e.g., 95% of target.)

     target       Achievement of the assigned financial goal-100%.

     outstanding         Superior  achievement of a financial goal, earning the
     maximum payout, expressed as a percentage of target (e.g., 115% of target.)

base salary       A participant's base salary as of July 2, 2002, or the date of hire, or promotion into the plan, if later, adjusted for any increases or decreases during FY 2003, on a prorated basis and adjusted for any amount of time the participant may not be in the plan for reasons of hire, death, disability, retirement and/or termination.

payout          Actual gross dollar amount paid to a participant under the plan, if any, for achievement of assigned performance targets, as further discussed in this plan.

total annual incentive opportunity       he total amount that a participant is
eligible to receive from all annual incentive plans, including this plan, expressed as a percent of base salary.

target incentive percent   The percent applied to the participant's total annual
incentive opportunity to determine the target incentive amount for this plan. Generally, for the plan period 2003, the target incentive percent for this plan is 85%.

target incentive amount     The amount that a participant is eligible to receive
if he/she achieves 100% of his/her performance target for a business unit. The sum of the target incentive amounts for all business units assigned to a participant is the total target incentive amount.



II.      PLAN OBJECTIVES

     The plan is intended to provide the officers and other key employees of the Company and of its subsidiaries, affiliates and certain joint venture companies, upon whose judgement, initiative and efforts the Company depends for its growth and for the profitable conduct of its business, with additional incentive to promote the success of the Company.

III.     ELIGIBILITY

     A participant is selected by the CEO and recommended for participation to the GCC, which has sole discretion for determining eligibility, from among those employees in key management positions deemed able to make the most significant contributions to the growth and profitability of the Company. The President and CEO of the Company is a participant.

IV.      PERFORMANCE TARGETS AND MEASUREMENT

     The CEO recommends and the GCC adopts, in its sole discretion, performance targets and performance levels for each participant, not later than 90 days from the commencement of the plan period. No performance target or performance level may be modified after 90 days from the commencement of the plan period.

     A. Performance targets, comprising one or more financial goals, for each business unit are defined for each participant. Each financial goal is assigned a weight, such that the sum of the weights of all financial goals for a business unit equals 100%.

     B. Each participant is assigned performance targets for one or more business units , based on the participant's position, responsibilities, and his ability to affect the results of the assigned business unit. For each participant, each business unit is assigned a weight, such that the sum of the weights of all business units for a participant equals 100%. Collectively, all business unit performance targets together constitute the participant's plan period objectives.

     C. Each financial goal is assigned performance levels (threshold, target and outstanding).

V.   PERFORMANCE EVALUATION

     A.   Financial Results

          1. At the end of the plan period, the financial results for each business unit are compared with that unit's financial goals to determine the payout for each participant

          2.   Award Determination

               a. Achievement of threshold performance of at least one financial goal of a performance target is necessary for a participant to receive a payout for that performance target.

               b. The unweighted payout factor for each financial goal is determined as follows:

                    1. For performance at the below threshold level, the payout factor is zero.

                    2. For performance at the threshold level, the payout factor is 25%.

                    3.   For  performance   between  the  threshold  and  target
                         levels, the payout factor is between 25% and 100%, determined on a pro-rata basis.

                    4. For performance at the target level, the payout factor is 100%.

                    5. For performance between the target and outstanding levels, the payout factor is between 100% and 200%, determined on a pro-rata basis.

                    6. For performance at or above the outstanding level, the unweighted payout factor is 200%.

               c.   A participant's payout is determined as follows:

                    1. Each financial goal's unweighted payout factor determined above times the weighting of that financial goal equals the weighted payout factor for that financial goal.

                    2. The sum of the weighted payout factors for a business unit's performance target equals the payout factor for that performance target.


                    3.   The     participant's  base salary
                                           times
                                 the participant's target incentive percent
                                           times
                                 the performance  target payout factor
                                           times
                                 the business unit weight
                                           equals
                                 the participant's payout for that business unit

                    4. The sum of the payouts for all the business units assigned to a participant equals the participant's total payout.

               d. The GCC may, in its sole discretion, reduce a participant's payout to any level it deems appropriate.

          3.   In determining the attainment of financial goals,

               a. the impact of foreign exchange gains or losses will be excluded from revenue and divisional EBITA and divisional cash flow criteria.

               b.   the impact of any of the events  (1)  through  (5) listed in
                    Section  4(b)(ii)  of  the  shareholder  plan,  if  dilutive
                    (causes a reduction in the financial result), will be excluded from the financial results of any affected business unit.

     VI     PAYOUTS

     A.   Payouts will be made within 90 days after the end of the plan period.

     B. In the event of a participant's death, disability, retirement or leave of absence prior to payout, the payout, if any, will be determined by the GCC.

     C. A participant who resigns, or whose employment is terminated by the Company, with or without cause, before payout from the plan is distributed, will not receive a payout. Exception to this provision shall be made with the approval of the GCC, in its sole discretion.

     D. A participant who transfers between business units of the Company will have his/her payout prorated to the nearest fiscal quarter for the time spent in each business unit, based on the achievement of performance targets established for the position in each business unit.

     E. A participant who is appointed to a position with a different target incentive percent will have his/her payout prorated to the nearest fiscal quarter for the time spent in each position, based on the achievement of performance target established for each position.

     F. A participant who is hired or promoted into an eligible position during the plan period may receive a prorated payout as determined by the GCC, in its sole discretion.

     VII.      ADMINISTRATION AND OTHER MATTERS

     A. The plan will be administered by the GCC, which shall have authority in its sole discretion to interpret and administer this plan, including, without limitation, all questions regarding eligibility and status of any participant, and no participant shall have any right to receive a payout or payment of any kind whatsoever, except as determined by the GCC hereunder.

     B. The Company will have no obligation to reserve or otherwise fund in advance any amount which may become payable under the plan.

     C. This plan may not be modified or amended except with the approval of the GCC.

     D. In the event of a conflict between the provisions of this plan and the provisions of the shareholder plan, the provisions of the shareholder plan shall apply.

                                                                 Exhibit 10.21






                             JOHN WILEY & SONS, INC.


          FY 2003 EXECUTIVE ANNUAL STRATEGIC MILESTONES INCENTIVE PLAN


                             ADMINISTRATIVE DOCUMENT







                                  CONFIDENTIAL








                                   MAY 1, 2002

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

company    John Wiley & Sons, Inc.

plan        The company's Fiscal Year 2003 Executive Annual Strategic Milestones
Incentive Plan described in this document and any written amendments to this document.

plan year       The twelve month period from May 1, 2002 to April 30, 2003.

Governance and Compensation Committee (GCC)       The committee of the company's
Board of Directors (Board) responsible for reviewing executive compensation.

strategic milestone        A participant's objective to achieve specific results
for FY2003, including interim revised strategic milestones, if any, as approved and communicated in writing, as described in Sections IV and V below. Strategic milestones are leading indicators of performance.

participant   A person selected to participate in the plan.

base salary    The participant's base salary as of July 2, 2003, or the date of hire, or promotion into the plan, if later, adjusted for any increases or decreases during FY 2003, on a prorated basis and adjusted for any amount of time the participant may not be in the plan for reasons of hire, death, disability, retirement and/or termination.

payout          Actual gross dollar amount paid to a participant under the plan, if any, for achievement of strategic milestones, as further discussed in this plan.

total annual incentive      opportunity The total target amount a participant is
eligible to receive from all annual incentive programs, including this plan.

target incentive percent          The percent applied to the participant's total
annual incentive opportunity to determine the target incentive amount for the plan. Generally, for the plan year 2003, the target incentive percent is 15%.

target incentive amount    The amount, if any, that a participant is eligible to
receive if he/she achieves 100% of his/her strategic milestones.

summary evaluation levels
      threshold       The minimum acceptable level of achievement of strategic
      milestones. If threshold performance is achieved against all strategic milestones, a participant may earn 25% of the target incentive amount for which he/she is eligible.

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

                               II. PLAN OBJECTIVES

The purpose of the FY 2003 Executive Annual Strategic Milestones Incentive Plan is to enable the company to reinforce and sustain a culture devoted to excellent performance, reward significant contributions to the success of Wiley, and attract and retain highly qualified executives.

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

B. Each participant's manager will recommend a summary evaluation level and a payout factor for achievement of all strategic milestones, compared with the previously set objectives. In determining the payout factor, the overall performance on all strategic milestones will be considered. The CEO will recommend to the GCC for approval the payout factors for all other participants. The GCC will recommend to the Board for approval the payout factor for the CEO

       Summary evaluation levels and related payout factors are as follows:



Summary Evaluation      Payout factor range
Less than Threshold     0

Threshold               25% - less than 35%

Great than Threshold    greater than or equal to 35% - less then 50%

Less than Target        greater than or equal to 50% - less than 90%

Target                  greater than or equal to 90% - less than or equal to 110%

Greater than Target     greater than or equal to 110% - less than 150%

Less than Outstanding   greater than or equal to 150% - less than 175%

Outstanding             greater than or equal to 175% - 200%



C.     Award Determination


                       STRATEGIC MILESTONES PAYOUT AMOUNT
                       ----------------------------------

                total annual incentive opportunity X plan target incentive percent X payout factor

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

                                                                Exhibit 10.22



                              EMPLOYMENT AGREEMENT

                  EMPLOYMENT AGREEMENT (this "Agreement") made as of the 1st day of March, 2003, by and between John Wiley & Sons, Inc., a New York corporation, with offices at 111 River Street, Hoboken, New Jersey 07030 (hereinafter referred to as the "Company"), and William J. Pesce (hereinafter referred to as "Executive").

                  WHEREAS, the Executive is currently employed as President & CEO of the Company, and Executive desires to serve the Company in such capacity.

                  NOW THEREFORE, in consideration of the foregoing and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

                  1. Employment. The Company agrees to employ Executive and Executive agrees to be employed by the Company for the Period of Employment (as defined below) and upon the terms and conditions provided in this Agreement.

                  2. Position and Responsibilities.

                           (a) During the Period of Employment, Executive will
serve as President & CEO of the Company, and subject to the direction of the Company's Board of Directors will perform such duties and exercise such supervision with regard to the business of the Company as are associated with such position, as well as such other duties as may be prescribed from time to time by the Board of Directors. Executive shall be subject to and shall observe and carry out such reasonable rules, regulations, policies, directions and restrictions consistent with the duties to be performed by Executive hereunder as the Company shall from time to time establish.

                           (b) Executive will, during the Period of Employment,
devote Executive's full business time and attention to the faithful and competent performance of services for the Company. Executive hereby represents and warrants to the Company that Executive has no obligations under any existing employment or service agreement and that Executive's performance of the services required of Executive hereunder will not conflict with any other existing obligations or commitments. Nothing in this Agreement shall preclude Executive from engaging, consistent with Executive's duties and responsibilities hereunder, in charitable and community affairs.

                           (c) Executive shall perform the duties contemplated
hereunder at the principal executive office of the Company and at such other locations as may be reasonably necessary to the performance of such duties, and Executive shall do such traveling as may be reasonably required of Executive in the performance of such duties.

                  3. Period of Employment. The period of Executive's employment under this Agreement (the "Period of Employment") will begin on March 1, 2003 (the "Commencement Date"), and end on the third anniversary thereof, subject to earlier termination and further renewal as provided in this Agreement. Executive's Period of Employment shall automatically renew for subsequent three year periods, subject to the terms of this Agreement, unless either party gives written notice 90 days or more prior to the expiration of the then existing Period of Employment of Executive's or the Company's decision not to renew. A decision by the Company not to renew other than as a result of Executive's death or Disability (as defined below), and other than in circumstances which would give rise to a Termination for Cause (as defined below) shall be treated as a Without Cause Termination (as defined below), and so governed by the provisions of Section 9 hereof.

                  4. Compensation and Benefits. For all services rendered by Executive pursuant to this Agreement during the Period of Employment, including services as an executive, officer, director or committee member of the Company or any of its subsidiaries or affiliates, Executive will be compensated as follows:

                           (a) Base Salary. The Company will pay Executive a
fixed base salary ("Base Salary") of not less than $750,000 per annum. Executive will be eligible to receive annual increases as the Company's Board of Directors (the "Board") deems appropriate, in accordance with the Company's customary procedures regarding the salaries of senior officers. Base Salary will be payable according to the customary payroll practices of the Company but in no event less frequently than once each month.

                           (b) Executive Compensation Plans. Executive shall be
eligible to participate in all of the Company's executive compensation plans in effect on the date hereof in which any senior executive of the Company is eligible to participate, including but not limited to the Company's Executive Annual Incentive Plan, as amended or restated from time to time (the "EAIP"), the Company's Long Term Incentive Plan, as amended or restated from time to time (the "LTIP"), or equivalents, for so long as such plans remain in effect. Nothing in this Agreement shall require the Company or its affiliates to establish, maintain or continue any executive compensation plan or restrict the right of the Company or any of its affiliates to amend, modify or terminate any such plan.

                           (c) Participation in Benefit Plans. To the extent
that Executive's participation or coverage is not duplicative of that provided under an executive compensation plan or arrangement in which Executive is eligible to participate, the Company shall afford Executive with an opportunity to participate in any health care, dental, disability insurance, life insurance, retirement, savings and any other employee benefits plans, policies or arrangements which the Company maintains for its employees in accordance with the written terms of such plans, policies or arrangements. Nothing in this Agreement shall require the Company or its affiliates to establish, maintain or continue any benefit plans, policies or arrangements or restrict the right of the Company or any of its affiliates to amend, modify or terminate any such benefit plan, policy or arrangement.

                           (d) Vacations, Holidays or Temporary Leave. Executive
shall be entitled to take four weeks of vacation per calendar year, or such greater amount, if any, as provided in the policies of the Company then applicable to Executive, without loss or diminution of compensation. Such vacation shall be taken at such time or times consistent with the needs of the Company's business. Executive shall further be entitled to the number of paid holidays, and leaves for illness or temporary disability in accordance with the Company's policies as such policies may be amended from time to time or terminated in the Company's sole discretion.

                  5. Other Offices. Executive agrees to serve without additional compensation, if elected or appointed thereto, as an officer or director of any of the Company's subsidiaries or affiliates or as any other officer of the Company.

                  6. Business Expenses. The Company will reimburse Executive for all reasonable travel and other expenses incurred by Executive in connection with the performance of Executive's duties and obligations under this Agreement. Executive will comply with such limitations and reporting requirements with respect to expenses as may be established by Company from time to time and will promptly provide all appropriate and requested documentation in connection with such expenses.

                  7. Disability. If Executive becomes Disabled (as defined below) during the Period of Employment, the Company may, in its discretion, hire a permanent replacement to fill the position previously held and to perform the duties previously performed by Executive, provided, however, the Company shall continue Executive's employment with the Company on an inactive basis to the extent necessary to continue to maintain Executive's eligibility for benefits available under the Company's Group Long-Term Disability Insurance Plan or under any generally similar plan then in effect (the "LTD Plan") and such other employee benefit plans that are generally available to employees receiving benefits under the LTD Plan, in accordance with the terms of such plan(s) as they may be amended from time to time. For purposes of this Agreement, "Disabled" or "Disability" means Executive's inability, because of mental or physical illness or incapacity, whether total or partial, to perform one or more of the primary duties of Executive's employment, with or without reasonable accommodation, for a length of time that the Company determines is sufficient to satisfy such obligations as it may have under the Family and Medical Leave Act ("FMLA") and such "reasonable accommodation" obligations it may have under federal, state or local disability laws. Upon Executive's entitlement to receive benefits available under the LTD Plan and such other benefits generally available to employees receiving benefits under the LTD Plan, the Company's obligation to provide Executive compensation and other benefits pursuant to
Section 4 hereof shall cease. In the event that Executive ceases to be Disabled and Executive is able to return to work and Executive's former position is not open, the Company will endeavor to find, and will work interactively with Executive to find, a position of comparable responsibility, compensation and benefits and to reinstate Executive to such position, if such a position is available at the conclusion of Executive's disability leave of absence. Prior to restoration of Executive to active employment with the Company, Executive shall cooperate in obtaining all fitness for duty certifications from Executive's treating physician(s) and such other physicians as the Company may request in accordance with the FMLA and federal, state and local disability and worker's compensation laws. Within fifteen (15) days of receipt of all medical certification(s) requested by the Company, if the Company does not restore Executive to active employment with the Company, then at that time Executive's employment with the Company will be deemed to have terminated. Under the policy currently in effect for employees of the Company, such termination will be treated as a Without Cause Termination in accordance with Paragraph 9(a) below, provided the Executive has not then attained the age of 65. Nothing in this Agreement shall require the Company to continue such policy, and such termination shall be treated in accordance with the policy applicable at the time the Executive becomes disabled.

                  8. Death. In the event of the death of Executive during the Period of Employment, the Period of Employment will end and the Company's obligation to make payments under this Agreement will cease as of the date of death, except that the Company will pay to Executive's beneficiary designated for purposes of Executive's life insurance provided by the Company, or absent such designation to Executive's estate, Executive's Base Salary until the end of the month in which Executive dies, and except for any rights and benefits of Executive under the benefit plans and programs of the Company including, without limitation, the SERP (as defined below) in which Executive is a participant, as determined in accordance with the terms and provisions of such plans and programs. The payout under the EAIP, or equivalent, for the fiscal year in which Executive's death occurs, shall be annualized and paid at the normal time to Executive's estate pro rata to the date of death. The value of the "payout amount," in cash, for any executive long term incentive plan established by the Company, the plan cycle of which ends within 12 months after the date of Executive's death, shall be paid at the normal time to Executive's estate.

                  9. Effect of Termination of Employment.

                           (a) Without Cause Termination and Constructive
Discharge Absent a Change of Control or a Special Change of
Control. If Executive's employment terminates during the Period of Employment in circumstances in which no Change of Control (as defined below) or Special Change of Control (as defined below) has occurred, due to a Without Cause Termination or a Constructive Discharge, then the Company will provide Executive (or Executive's surviving spouse, estate or personal representative, as applicable) the following payments and/or benefits upon such event: (i) Base Salary earned but unpaid as of the effective date of such termination of employment; (ii) a lump sum amount equal to thirty six (36) months of Executive's then current Base Salary; (iii) the "target incentive amount" under any executive annual incentive plan established by the Company for a fiscal year ending during the Benefits Continuation Period, and the same "target incentive amount" for any such executive annual incentive plan, pro-rated to the end of the Benefits Continuation Period, for a fiscal year commencing during but ending after the Benefit Continuation Period, or the equivalent under any bonus or variable compensation plan which may hereafter be adopted by the Company in lieu of such executive annual incentive plan; (iv) accelerated vesting of all "target" restricted performance shares awarded to Executive under any executive long term incentive plan established by the Company that would be earned in the fiscal year of termination of employment or subsequent fiscal years, or at the Company's option, the cash value of the "target" restricted performance shares forfeited under such awards based on fair market value on the effective date of termination of employment; (v) coverage during the Benefits Continuation Period under the following employee benefit plans or provisions for comparable benefits outside such plans, but only to the extent comparable coverage is not provided by any new employer, for (x) the Company's Group Health Insurance Program, (y) the LTD Plan (as provided under such plan, Executive shall be required to pay the premium), and (z) the Company's Group Life and Accidental Death and Dismemberment Insurance (at the levels in effect at the date of termination of employment).

                           (b) Without Cause Termination and Constructive
Discharge Following a Change of Control or a Special Change of Control. If Executive's employment terminates during the Period of Employment due to a Without Cause Termination or a Constructive Discharge within the twenty-four (24) month period following a Change of Control or a Special Change of Control, then in addition to the payments and benefits described in 9(a) hereof, the Company will provide (i) Executive (or Executive's surviving spouse, estate or personal representative, as applicable) the following payments and/or benefits upon such event: accelerated vesting of all stock options and restricted stock granted to Executive under any executive long term incentive plan established by the Company but not yet vested on the effective date of termination of employment, or at the Company's option, the cash value of the stock options and restricted stock forfeited under such grants based on fair market value on the effective date of termination of employment; (ii) all payments and benefits to which Executive may be entitled pursuant to the terms and conditions of the SERP; and (iii) all payments and benefits to which Executive may be entitled under the Company's Non-Qualified Supplemental Benefit Plan.

                           (c) Termination for Cause; Resignation. If
Executive's employment terminates due to a Termination for Cause (as defined below) or a Resignation (as defined below), Base Salary earned but unpaid as of the date of such termination will be paid to Executive in a lump sum and the Company will have no further obligations to Executive hereunder. In the event any termination of Executive's employment for any reason, Executive if so requested by the Company agrees to assist in the orderly transfer of authority and responsibility to Executive's successor.

                           (d) For purposes of this Agreement, the following
capitalized terms have the following meanings:

                                    (i) "Benefits Continuation Period" means
that number of months which is equal to the number of months of Base Salary that Executive receives as a lump sum severance payment in accordance with Section 9(a) hereof.

                                    (ii) "Change of Control" shall have the
meaning set forth in the SERP.

                                    (iii) "Constructive Discharge" means: (A)
any material failure by the Company to fulfill its obligations under this Agreement (including, without limitation, any reduction of the Base Salary, as the same may be increased during the Period of Employment, or other material element of compensation); (B) a material and adverse change to, or a material reduction of, Executive's duties and responsibilities to the Company; or (C) the relocation of Executive's primary office to any location more than fifty (50) miles from the Company's principal executive offices. Executive will provide the Company a written notice which describes the circumstances being relied upon for all terminations of employment by Executive resulting from any circumstances claimed to be a Constructive Discharge thirty (30) days after the event giving rise to the notice. The Company will have thirty (30) days after receipt of such notice to remedy the situation prior to Executive's termination of employment due to a Constructive Discharge.

                                    (iv) "Resignation" means a termination of
Executive's employment by Executive, other than in connection with Executive's Disability pursuant to Section 7 hereof, Death pursuant to Section 8 hereof or Constructive Discharge pursuant to Section9(a) hereof.

                                    (v) "SERP" means the Company's 1989
Supplemental Executive Retirement Plan, as amended or restated from time to time.

                                     (vi) A "Special Change of Control" shall be
deemed to have occurred if a Person (as
hereinafter defined) who was the beneficial owner (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended), directly or indirectly, of 33-1/3% or more of the Voting Power (as hereinafter defined) of the Company on January 1, 1989, ceases to have the Voting Power to elect a majority of the board of directors of the Company. For purposes of this subsection, each of the terms "Person" and "Voting Power" shall have the meaning ascribed to it by
Section 6.3 of the SERP (as if it had been used in clause (b) of Section 6.2 of the SERP). For avoidance of doubt, it is understood by Executive and the Company that the only Person who was the beneficial owner, directly or indirectly, of 33-1/3% or more of the Voting Power of the Company on January 1, 1989, was composed of W. Bradford Wiley, Deborah E. Wiley, Peter Booth Wiley and William Bradford Wiley II (including trusts for which such any such persons serves as trustee); and it is further understood that as of the date hereof, such Person was composed of Deborah E. Wiley, Peter Booth Wiley and William Bradford Wiley II (including trusts for which any such person serves as trustee). Notwithstanding the foregoing, a Special Change of Control shall not be deemed to have occurred as a result of a "person" comprising such Person ceasing to have Voting Power to elect a majority of the Board of Directors of the Company so long as the other "person" or "persons" who compose such Person, in the aggregate, continue to have Voting Power to elect a majority of the board of directors of the Company.

                                    (vii) "Termination for Cause" means: (A)
Executive's refusal or willful and continued failure to substantially perform Executive's material duties to the best of Executive's ability under this Agreement (for reasons other than death or disability), in any such case after written notice thereof; (B) Executive's gross negligence in the performance of Executive's material duties under this Agreement; (C) any act of fraud, misappropriation, material dishonesty, embezzlement, willful misconduct or similar conduct; (D) Executive's conviction of or plea of guilty or nolo contendere to a felony or any crime involving moral turpitude; or (E) Executive's material and willful violation of any of the Company's reasonable rules, regulations, policies, directions and restrictions.

                                    (viii) "Without Cause Termination" or
"Terminated Without Cause" means termination of Executive's employment by the Company other than in connection with Executive's Disability pursuant to Section 7 hereof, death pursuant to Section 8 hereof or Constructive Discharge pursuant to Sections 9(a) hereof, or the Company's Termination for Cause of Executive.

                           (e) Conditions to Payment. All payments and benefits
due to Executive under this Section 9 shall be contingent upon the execution by Executive (or Executive's beneficiary or estate) of a general release of all claims to the maximum extent permitted by law against the Company, its affiliates, and their current and former officers, directors, employees and agents in such form as determined by the Company in its sole discretion.

                           (f) No Other Payments. Except as provided in this
Section 9, Executive shall not be entitled to receive any other payments or benefits from the Company due to the termination of Executive's employment, including but not limited to, any employee benefits under any of the Company's employee benefits plans or arrangements (other than at Executive's expense under the Consolidated Omnibus Budget Reconciliation Act of 1985 or pursuant to the written terms of any pension benefit plan in which Executive is a participant in which the Company may have in effect from time to time) or any right to severance benefits. Notwithstanding the foregoing sentence, in the event of a termination of employment by Executive under the circumstances described in Section 9(b) hereof following a Change of Control, nothing in this Agreement shall reduce Executive's entitlement, if any, to any payment or benefit pursuant to the LTIP resulting from Executive's termination of employment following a Change of Control.

                           (g) Conditional Payments and Limitations.

                                    (i) In the event that (A) any payment or
benefit received or to be received by Executive pursuant to the terms of this Agreement or of any other plan, arrangement or agreement of the Company (or any affiliate) (together, the "Payments") would, in the opinion of independent tax counsel selected by the Company and reasonably acceptable to Executive ("Tax Counsel"), be subject to the excise tax (the "Excise Tax") imposed by section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") (in whole or in part), determined as provided below, and
(B) the present value of the Payments is less than 115% of the present value of an amount calculated such that no portion of the Payments would be subject to the Excise Tax, then the Payments shall be reduced (but not below zero) until no portion of the payments would be subject to the Excise Tax. In the event that
(C) the Payments would, in the opinion of Tax Counsel, be subject to the Excise Tax (in whole or in part), determined as provided below, and (D) the present value of the Payments is equal to or greater than 115% of the present value of an amount calculated such that no portion of the Payments would be subject to the Excise Tax, then the Company shall pay to Executive, at the time specified in Section 9(g)(vi) below, an additional amount (the "Gross-Up Payment") such that the net amount retained by Executive, after deduction of the Excise Tax on the Covered Payments (as that term is defined below) and any federal, state and local income tax and Excise Tax upon the payment provided for by this Section 9(g), and any interest, penalties or additions to tax payable by Executive with respect thereto, shall be equal to the total present value of the Covered Payments at the time such Covered Payments are to be made.

                                    (ii) For purposes of determining whether any
of the Payments will be subject to the Excise Tax and the amounts of such Excise Tax: (1) the total amount of the Payments shall be treated as "parachute payments" within the meaning of section 280G(b)(2) of the Code, and all "excess parachute payments" within the meaning of section 280G(b)(1) of the Code shall be treated as subject to the Excise Tax, except to the extent that, in the opinion of Tax Counsel, a Payment (in whole or in part) does not constitute a "parachute payment" within the meaning of section 280G(b)(2) of the Code, or such "excess parachute payments" (in whole or in part) are not subject to the Excise Tax; (2) the amount of the Payments that shall be treated as subject to the Excise Tax shall be equal to the lesser of
(A) the total amount of the Payments or (B) the amount of "excess parachute payments" within the meaning of section 280G(b)(1) of the Code (after applying clause (1) hereof); and (3) the value of any noncash benefits or any deferred payment or benefit shall be determined by Tax Counsel in accordance with the principles of sections 280G(d)(3) and (4) of the Code.

                                    (iii) In the event that by reason of the
application of this Section 9(g), the Payments to Executive shall be reduced, then Executive may select from among the Payments those Payments to be reduced.

                                    (iv) As used in this Section 9(g), the term
"Covered Payments" shall mean the payments and/or benefits payable to Executive pursuant to the provisions of Sections 9(a)(i), 9(a)(ii), 9(a)(iii), 9(a)(v) and 9(b) of this Agreement (but in the case of Section 9(b), only with respect to restricted performance shares awarded to Executive that have been earned prior to a Change of Control), the SERP and the Company's Nonqualified Supplemental Benefit Plan. Covered Payments shall not include any payments and/or benefits other than those listed in the preceding sentence (including, without limitation, any payments and/or benefits under the EAIP or the LTIP), except as expressly provided above.

                                    (v) For purposes of determining the amount
of the Gross-Up Payment, Executive shall be deemed to pay federal income taxes at the highest marginal rates of federal income taxation applicable to the individuals in the calendar year in which the Gross-Up Payment is to be made and state and local income taxes at the highest marginal rates of taxation applicable to individuals as are in effect in the state and locality of Executive's residence in the calendar year in which the Gross-Up Payment is to be made, net of the maximum reduction in federal income taxes that can be obtained from deduction of such state and local taxes taking into account any limitations applicable to individuals subject to federal income tax at the highest marginal rates.

                                    (vi)The Gross-Up Payment provided for in
Section 9(g)(i) hereof shall be made upon the earlier of
(A) the making to Executive of any Payment or (B) the imposition upon Executive or payment by Executive of any Excise Tax.

                                    (vii) If it is established pursuant to a
final determination of a court or an Internal Revenue
Service proceeding or the opinion of Tax Counsel that the Excise Tax on Covered Payments is less than the amount taken into account under Section 9(g)(i) hereof, Executive shall repay to the Company within five days of Executive's receipt of notice of such final determination or opinion the portion of the Gross-Up Payment attributable to such reduction (plus the portion of the Gross-Up Payment attributable to the Excise Tax and federal, state and local income tax imposed on the Gross-Up Payment being repaid by Executive if such repayment results in a reduction in Excise Tax or a federal, state and local income tax deduction) plus any interest received by Executive on the amount of such repayment. If it is established pursuant to a final determination of a court or an Internal Revenue Service proceeding or the opinion of Tax Counsel that the Excise Tax on Covered Payments exceeds the amount taken into account hereunder (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-Up Payment), the Company shall make an additional Gross-Up Payment in respect of such excess within five days of the Company's receipt of notice of such final determination or opinion. Executive acknowledges that the timing of the Gross-Up Payment made by the Company to the Executive pursuant to Section 9(g) hereof is for the benefit of the Executive, and that any repayment of such Gross-Up Payment by Executive to the Company that may subsequently be required pursuant to this Section 9(g)(vii) is solely for the purposes of the Company's recoupment of compensation that the Company overpaid to Executive.

                  10. Other Duties of Executive During and After the Period of Employment.

                           (a) Non-Competition and Non-Disclosure Agreement.
Simultaneously with the execution of this Agreement, Executive agrees to execute and to comply with the terms of the Non-Competition and Non-Disclosure Agreement (hereinafter referred to as the "Non-Competition Agreement") in the form provided to Executive by the Company. The terms and conditions of the Non-Competition Agreement are incorporated herein by reference and made a part of this Agreement as if fully set forth herein.

                           (b) Agreement To Arbitrate. Simultaneous with the
execution of this Agreement, Executive agrees to execute and to comply with the terms of the Agreement to Arbitrate (hereinafter referred to as the "Agreement to Arbitrate") in the form provided to Executive by the Company. The terms and conditions of the Agreement to Arbitrate are incorporated herein by reference and made a part of this Agreement as if fully set forth herein.

                  11. Indemnification. The Company will indemnify Executive to the fullest extent permitted by the laws of the state of the Company's incorporation in effect at that time, or the certificate of incorporation and by-laws of Company, whichever affords the greater protection to Executive.

                  12. Mitigation. Executive will not be required to mitigate the amount of any payment provided for hereunder by seeking other employment or otherwise, nor will the amount of any such payment be reduced by any compensation earned by Executive as the result of employment by another employer after the date Executive's employment hereunder terminates.

                  13. Withholding Taxes. Executive acknowledges and agrees that the Company may directly or indirectly withhold from any payments under this Agreement all federal, state, city or other taxes that will be required pursuant to any law or governmental regulation.

                  14. Effect of Prior Agreements. This Agreement, together with the Non-Competition Agreement and the Agreement to Arbitrate, constitute the sole and entire agreements and understandings between Executive and the Company with respect to the matters covered thereby, and there are no other promises, agreements, representations, warranties or other statements between Executive and the Company in respect to such matters not expressly set forth in these agreements. These agreements supersede all prior and contemporaneous agreements, understandings or other arrangements, whether written or oral, concerning the subject matter thereof. Upon execution of this Agreement, Executive's existing employment agreement with the Company shall be superceded by this Agreement in its entirety and shall be of no further force and effect.

                  15. Notices. Any notice required, permitted, or desired to be given pursuant to any of the provisions of this Agreement shall be deemed to have been sufficiently given or served for all purposes if delivered in person or sent by registered or certified mail, return receipt requested, postage and fees prepaid, as follows:

                  If to the Company, at:

                           John Wiley & Sons, Inc.
                           111 River Street
                           Hoboken, New Jersey 07030
                           Attention:  SVP, Human Resources

                           with a copy to:

                           John Wiley & Sons, Inc.
                           111 River Street
                           Hoboken, New Jersey 07030
                           Attention: General Counsel

                  If to Executive, at:
                           2 Heath Drive
                           Basking Ridge, New Jersey 07030

Either of the parties hereto may at any time and from time to time change the address to which notices shall be sent hereunder by notice to the other party.

                  16. Assignability. The obligations of Executive may not be delegated and, except as expressly provided in Section 8 hereof relating to the designation of a beneficiary in the event of death, Executive may not, without the Company's written consent thereto, assign, transfer, convey, pledge, encumber, hypothecate or otherwise dispose of this Agreement or any interest therein. Any such attempted delegation or disposition shall be null and void and without effect. The Company and Executive agree that this Agreement and all of the Company's rights and obligations hereunder may be assigned or transferred by the Company to and may be assumed by and become binding upon and may inure to the benefit of any affiliate of or successor to the Company. The term "successor" shall mean (with respect to the Company or any of its subsidiaries) any other corporation or other business entity which, by merger, consolidation, purchase of the assets, or otherwise, acquires all or a material part of the assets of the Company. Any assignment by the Company of its rights or obligations hereunder to any affiliate of or successor to the Company shall not be a termination of employment for purposes of this Agreement.

                  17. Modification. This Agreement may not be modified or amended except in writing signed by the parties. No term or condition of this Agreement will be deemed to have been waived except in writing by the party charged with waiver. A waiver will operate only as to the specific term or condition waived and will not constitute a waiver for the future or act on anything other than that which is specifically waived.

                  18. Governing Law. This Agreement has been executed and delivered in the State of New York and its validity, interpretation, performance and enforcement will be governed by the internal laws of that state without regard to the choice of law rules.

                  19. Separability. All provisions of this Agreement are intended to be severable. In the event any provision or restriction contained herein is held to be invalid or unenforceable in any respect, in whole or in part, such finding will in no way affect the validity or enforceability of any other provision of this Agreement. The parties hereto further agree that any such invalid or unenforceable provision will be deemed modified so that it will be enforced to the greatest extent permissible under law, and to the extent that any court of competent jurisdiction determines any restriction herein to be unreasonable in any respect, such court may limit this Agreement to render it reasonable in the light of the circumstances in which it was entered into and specifically enforce this Agreement as limited.

                  20. No Waiver: No course of dealing or any delay on the part of the Company or Executive in exercising any rights hereunder shall operate as a waiver of any such rights. No waiver of any default or breach of this Agreement shall be deemed a continuing waiver of any other breach or default.

                  21. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

                  IN WITNESS WHEREOF, the parties have caused this Agreement to be executed and delivered, effective as of the date first indicated above by a duly authorized officer of the Company.

EXECUTIVE:                                  JOHN WILEY & SONS, INC.




/S/     William J. Pesce                      /S/     Peter B. Wiley
------------------------------------         ---------------------------------
        William J. Pesce                              Peter B. Wiley
        President and Chief Executive Officer         Chairman



Signed April 29, 2003

                                                          Exhibit 10.23


                              EMPLOYMENT AGREEMENT


                  EMPLOYMENT AGREEMENT (this "Agreement") made as of the 1st day of March, 2003, by and between John Wiley & Sons, Inc., a New York corporation, with offices at 111 River Street, Hoboken, New Jersey 07030 (hereinafter referred to as the "Company"), and Stephen A. Kippur (hereinafter referred to as "Executive").

                  WHEREAS, the executive is currently employed as Executive Vice President and Group President, Professional/Trade of the Company, and Executive desires to serve the Company in such capacity.

                  NOW THEREFORE, in consideration of the foregoing and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

                  1. Employment. The Company agrees to employ Executive and Executive agrees to be employed by the Company for the Period of Employment (as defined below) and upon the terms and conditions provided in this Agreement.

                  2. Position and Responsibilities.

                           (a) During the Period of Employment, Executive will
serve as Executive Vice President and Group President,
Professional/Trade of the Company, and subject to the direction of the Company's Chief Executive Officer ("CEO") will perform such duties and exercise such supervision with regard to the business of the Company as are associated with such position, as well as such other duties as may be prescribed from time to time by the CEO. Executive shall be subject to and shall observe and carry out such reasonable rules, regulations, policies, directions and restrictions consistent with the duties to be performed by Executive hereunder as the Company shall from time to time establish.

                           (b) Executive will, during the Period of Employment,
devote Executive's full business time and attention to the faithful and competent performance of services for the Company. Executive hereby represents and warrants to the Company that Executive has no obligations under any existing employment or service agreement and that Executive's performance of the services required of Executive hereunder will not conflict with any other existing obligations or commitments. Nothing in this Agreement shall preclude Executive from engaging, consistent with Executive's duties and responsibilities hereunder, in charitable and community affairs.

                           (c) Executive shall perform the duties contemplated
hereunder at the principal executive office of the Company and at such other locations as may be reasonably necessary to the performance of such duties, and Executive shall do such traveling as may be reasonably required of Executive in the performance of such duties.

                  3. Period of Employment. The period of Executive's employment under this Agreement (the "Period of Employment") will begin on March 1, 2003 (the "Commencement Date"), and end on the second anniversary thereof, subject to earlier termination and further renewal as provided in this Agreement. Executive's Period of Employment shall automatically renew for subsequent two year periods, subject to the terms of this Agreement, unless either party gives written notice 90 days or more prior to the expiration of the then existing Period of Employment of Executive's or the Company's decision not to renew. A decision by the Company not to renew other than as a result of Executive's death or Disability (as defined below), and other than in circumstances which would give rise to a Termination for Cause (as defined below) shall be treated as a Without Cause Termination (as defined below), and so governed by the provisions of Section 9 hereof.

                  4. Compensation and Benefits. For all services rendered by Executive pursuant to this Agreement during the Period of Employment, including services as an executive, officer, director or committee member of the Company or any of its subsidiaries or affiliates, Executive will be compensated as follows:

                           (a) Base Salary. The Company will pay Executive a
fixed base salary ("Base Salary") of not less than $400,000 per annum. Executive will be eligible to receive annual increases as the Company's Board of Directors (the "Board") deems appropriate, in accordance with the Company's customary procedures regarding the salaries of senior officers. Base Salary will be payable according to the customary payroll practices of the Company but in no event less frequently than once each month.

                           (b) Executive Compensation Plans. Executive shall be
eligible to participate in all of the Company's executive compensation plans in effect on the date hereof in which any senior executive of the Company is eligible to participate, including but not limited to the Company's Executive Annual Incentive Plan, as amended or restated from time to time (the "EAIP"), the Company's Long Term Incentive Plan, as amended or restated from time to time (the "LTIP"), or equivalents, for so long as such plans remain in effect. Nothing in this Agreement shall require the Company or its affiliates to establish, maintain or continue any executive compensation plan or restrict the right of the Company or any of its affiliates to amend, modify or terminate any such plan.

                           (c) Participation in Benefit Plans. To the extent
that Executive's participation or coverage is not duplicative of that provided under an executive compensation plan or arrangement in which Executive is eligible to participate, the Company shall afford Executive with an opportunity to participate in any health care, dental, disability insurance, life insurance, retirement, savings and any other employee benefits plans, policies or arrangements which the Company maintains for its employees in accordance with the written terms of such plans, policies or arrangements. Nothing in this Agreement shall require the Company or its affiliates to establish, maintain or continue any benefit plans, policies or arrangements or restrict the right of the Company or any of its affiliates to amend, modify or terminate any such benefit plan, policy or arrangement.

                           (d) Vacations, Holidays or Temporary Leave. Executive
shall be entitled to take four weeks of vacation per calendar year, or such greater amount, if any, as provided in the policies of the Company then applicable to Executive, without loss or diminution of compensation. Such vacation shall be taken at such time or times consistent with the needs of the Company's business. Executive shall further be entitled to the number of paid holidays, and leaves for illness or temporary disability in accordance with the Company's policies as such policies may be amended from time to time or terminated in the Company's sole discretion.

                  5. Other Offices. Executive agrees to serve without additional compensation, if elected or appointed thereto, as an officer or director of any of the Company's subsidiaries or affiliates or as any other officer of the Company.

                  6. Business Expenses. The Company will reimburse Executive for all reasonable travel and other expenses incurred by Executive in connection with the performance of Executive's duties and obligations under this Agreement. Executive will comply with such limitations and reporting requirements with respect to expenses as may be established by Company from time to time and will promptly provide all appropriate and requested documentation in connection with such expenses.

                  7. Disability. If Executive becomes Disabled (as defined below) during the Period of Employment, the Company may, in its discretion, hire a permanent replacement to fill the position previously held and to perform the duties previously performed by Executive, provided, however, the Company shall continue Executive's employment with the Company on an inactive basis to the extent necessary to continue to maintain Executive's eligibility for benefits available under the Company's Group Long-Term Disability Insurance Plan or under any generally similar plan then in effect (the "LTD Plan") and such other employee benefit plans that are generally available to employees receiving benefits under the LTD Plan, in accordance with the terms of such plan(s) as they may be amended from time to time. For purposes of this Agreement, "Disabled" or "Disability" means Executive's inability, because of mental or physical illness or incapacity, whether total or partial, to perform one or more of the primary duties of Executive's employment, with or without reasonable accommodation, for a length of time that the Company determines is sufficient to satisfy such obligations as it may have under the Family and Medical Leave Act ("FMLA") and such "reasonable accommodation" obligations it may have under federal, state or local disability laws. Upon Executive's entitlement to receive benefits available under the LTD Plan and such other benefits generally available to employees receiving benefits under the LTD Plan, the Company's obligation to provide Executive compensation and other benefits pursuant to Section 4 hereof shall cease. In the event that Executive ceases to be Disabled and Executive is able to return to work and Executive's former position is not open, the Company will endeavor to find, and will work interactively with Executive to find, a position of comparable responsibility, compensation and benefits and to reinstate Executive to such position, if such a position is available at the conclusion of Executive's disability leave of absence. Prior to restoration of Executive to active employment with the Company, Executive shall cooperate in obtaining all fitness for duty certifications from Executive's treating physician(s) and such other physicians as the Company may request in accordance with the FMLA and federal, state and local disability and worker's compensation laws. Within fifteen (15) days of receipt of all medical certification(s) requested by the Company, if the Company does not restore Executive to active employment with the Company, then at that time Executive's employment with the Company will be deemed to have terminated. Under the policy currently in effect for employees of the Company, such termination will be treated as a Without Cause Termination in accordance with Paragraph 9(a) below, provided the Executive has not then attained the age of
65. Nothing in this Agreement shall require the Company to continue such policy, and such termination shall be treated in accordance with the policy applicable at the time the Executive becomes disabled.

                  8. Death. In the event of the death of Executive during the Period of Employment, the Period of Employment will end and the Company's obligation to make payments under this Agreement will cease as of the date of death, except that the Company will pay Executive's beneficiary designated for purposes of Executive's life insurance provided by the Company or absent such designation to Executive's estate Executive's Base Salary until the end of the month in which Executive dies, and except for any rights and benefits of Executive under the benefit plans and programs of the Company including, without limitation, the SERP (as defined below) in which Executive is a participant, as determined in accordance with the terms and provisions of such plans and programs. The payout under the EAIP, or equivalent, for the fiscal year in which Executive's death occurs, shall be annualized and paid at the normal time to Executive's estate pro rata to the date of death. The value of the "payout amount," in cash, for any executive long term incentive plan established by the Company, the plan cycle of which ends within 12 months after the date of Executive's death, shall be paid at the normal time to Executive's estate.

                  9. Effect of Termination of Employment.

                           (a) Without Cause Termination and Constructive
Discharge Absent a Change of Control or a Special Change of
Control. If Executive's employment terminates during the Period of Employment in circumstances in which no Change of Control (as defined below) or Special Change of Control (as defined below) has occurred, due to a Without Cause Termination (as defined below) or a Constructive Discharge (as defined below), subject to Executive executing a general release of claims as more fully described in
Section 9(e) hereof, the Company will pay or provide, as the case may be, Executive (or Executive's surviving spouse, estate or personal representative, as applicable) upon such event: (i) Base Salary earned but unpaid as of the effective date of such termination of employment; (ii) a lump sum payment equal to the Severance Pay Amount (as defined below); (iii) the "target incentive amount" under any executive annual incentive plan established by the Company for a fiscal year ending during the Benefits Continuation Period, and the same "target incentive amount" for any such executive annual incentive plan, pro-rated to the end of the Benefits Continuation Period, for a fiscal year commencing during but ending after the Benefit Continuation Period, or the equivalent under any bonus or variable compensation plan which may hereafter be adopted by the Company in lieu of such executive annual incentive plan; (iv) the value of the "payout amount," in cash, for any executive long term incentive plan established by the Corporation, the plan cycle of which ends within 12 months after the effective date of termination, pro-rated to the date of termination; and (v) coverage during the Benefits Continuation Period (as defined below) under the following employee benefit plans or provisions for comparable benefits outside such plans, but only to the extent comparable coverage is not provided by any new employer, (x) the Company's Group Health Insurance Program, (y) the LTD Plan (as provided under such plan, Executive shall be required to pay the premium), and (z) the Company's Group Life and Accidental Death and Dismemberment Insurance (at the levels in effect at the date of termination of employment). As used in this Agreement, the term "Severance Pay Amount" shall equal the amount of Executive's then current Base Salary payable to Executive during one month multiplied by (x) twelve (12) if Executive has been employed by the Company for less than ten (10) continuous unbroken years of service, or (y) eighteen (18) if Executive has been employed by the Company for between ten (10) and twenty (20) continuous unbroken years of service, or (z) twenty-four (24) if Executive has been employed by the Company for more than twenty (20) continuous unbroken years of service.

                           (b) Without Cause Termination and Constructive
Discharge Following a Change of Control or a Special Change of Control. If Executive's employment terminates during the Period of Employment due to a Without Cause Termination or a Constructive Discharge within the twenty-four (24) month period following a Change of Control or a Special Change of Control, then the Company will provide Executive (or Executive's surviving spouse, estate or personal representative, as applicable) the following payments and/or benefits upon such event: (i) Base Salary earned but unpaid as of the effective date of such termination of employment; (ii) a lump sum amount equal to twenty-four (24) months of Executive's then current Base Salary; (iii) the "target incentive amount" under any executive annual incentive plan established by the Company for a fiscal year ending during the Benefits Continuation Period, and the same "target incentive amount" for any such executive annual incentive plan, pro-rated to the end of the Benefits Continuation Period, for a fiscal year commencing during but ending after the Benefit Continuation Period, or the equivalent under any bonus or variable compensation plan which may hereafter be adopted by the Company in lieu of such executive annual incentive plan; (iv) accelerated vesting of all stock options and restricted stock granted to Executive under any executive long term incentive plan established by the Company but not yet vested on the effective date of termination of employment, or at the Company's option, the cash value of the stock options and restricted stock forfeited under such grants based on fair market value on the effective date of termination of employment; (v) accelerated vesting of all "target" restricted performance shares awarded to Executive under any executive long term incentive plan established by the Company that would be earned in the fiscal year of termination of employment or subsequent fiscal years, or at the Company's option, the cash value of the "target" restricted performance shares forfeited under such awards based on fair market value on the effective date of termination of employment; (vi) coverage during the Benefits Continuation Period under the following employee benefit plans or provisions for comparable benefits outside such plans, but only to the extent comparable coverage is not provided by any new employer, for (x) the Company's Group Health Insurance Program, (y) the LTD Plan (as provided under such plan, Executive shall be required to pay the premium), and (z) the Company's Group Life and Accidental Death and Dismemberment Insurance (at the levels in effect at the date of termination of employment); (vii) all payments and benefits to which Executive may be entitled pursuant to the terms and conditions of the SERP; and (viii) all payments and benefits to which Executive may be entitled under the Company's Non-Qualified Supplemental Benefit Plan.

                           (c) Termination for Cause; Resignation. If
Executive's employment terminates due to a Termination for Cause (as defined below) or a Resignation (as defined below), Base Salary earned but unpaid as of the date of such termination will be paid to Executive in a lump sum and the Company will have no further obligations to Executive hereunder. In the event any termination of Executive's employment for any reason, Executive if so requested by the Company agrees to assist in the orderly transfer of authority and responsibility to Executive's successor.

                           (d) For purposes of this Agreement, the following
capitalized terms have the following meanings:

                                    (i) "Benefits Continuation Period" means
that number of months which is equal to the number of months of Base Salary that Executive receives as a lump sum severance payment in accordance with Sections 9(a) or 9(b) hereof.

                                    (ii) "Change of Control" shall have the
meaning set forth in the SERP.

                                    (iii) "Constructive Discharge" means: (A)
any material failure by the Company to fulfill its obligations under this Agreement (including, without limitation, any reduction of the Base Salary, as the same may be increased during the Period of Employment, or other material element of compensation); (B) a material and adverse change to, or a material reduction of, Executive's duties and responsibilities to the Company; or (C) the relocation of Executive's primary office to any location more than fifty (50) miles from the Company's principal executive offices. Executive will provide the Company a written notice which describes the circumstances being relied upon for all terminations of employment by Executive resulting from any circumstances claimed to be a Constructive Discharge thirty (30) days after the event giving rise to the notice. The Company will have thirty (30) days after receipt of such notice to remedy the situation prior to Executive's termination of employment due to a Constructive Discharge.

                                    (iv) "Resignation" means a termination of
Executive's employment by Executive, other than in connection with Executive's Disability pursuant to Section 7 hereof, Death pursuant to Section 8 hereof or Constructive Discharge pursuant to Sections 9(a) or 9(b) hereof.

                                    (v) "SERP" means the Company's 1989
Supplemental Executive Retirement Plan, as amended or restated from time to time.

                                    (vi) A "Special Change of Control" shall be
deemed to have occurred if a Person (as
hereinafter defined) who was the beneficial owner (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended), directly or indirectly, of 33-1/3% or more of the Voting Power (as hereinafter defined) of the Company on January 1, 1989, ceases to have the Voting Power to elect a majority of the board of directors of the Company. For purposes of this subsection, each of the terms "Person" and "Voting Power" shall have the meaning ascribed to it by
Section 6.3 of the SERP (as if it had been used in clause (b) of Section 6.2 of the SERP). For avoidance of doubt, it is understood by Executive and the Company that the only Person who was the beneficial owner, directly or indirectly, of 33-1/3% or more of the Voting Power of the Company on January 1, 1989, was composed of W. Bradford Wiley, Deborah E. Wiley, Peter Booth Wiley and William Bradford Wiley II (including trusts for which such any such persons serves as trustee); and it is further understood that as of the date hereof, such Person was composed of Deborah E. Wiley, Peter Booth Wiley and William Bradford Wiley II (including trusts for which any such person serves as trustee). Notwithstanding the foregoing, a Special Change of Control shall not be deemed to have occurred as a result of a "person" comprising such Person ceasing to have Voting Power to elect a majority of the Board of Directors of the Company so long as the other "person" or "persons" who compose such Person, in the aggregate, continue to have Voting Power to elect a majority of the board of directors of the Company.

                                    (vii) "Termination for Cause" means: (A)
Executive's refusal or willful and continued failure to substantially perform Executive's material duties to the best of Executive's ability under this Agreement (for reasons other than death or disability), in any such case after written notice thereof; (B) Executive's gross negligence in the performance of Executive's material duties under this Agreement; (C) any act of fraud, misappropriation, material dishonesty, embezzlement, willful misconduct or similar conduct; (D) Executive's conviction of or plea of guilty or nolo contendere to a felony or any crime involving moral turpitude; or (E) Executive's material and willful violation of any of the Company's reasonable rules, regulations, policies, directions and restrictions.

                                    (viii) "Without Cause Termination" or
"Terminated Without Cause" means termination of Executive's employment by the Company other than in connection with Executive's Disability pursuant to Section 7 hereof, death pursuant to Section 8 hereof or Constructive Discharge pursuant to Sections 9(a) or 9(b) hereof, or the Company's Termination for Cause of Executive.

                           (e) Conditions to Payment. All payments and benefits
due to Executive under this Section 9 shall be contingent upon the execution by Executive (or Executive's beneficiary or estate) of a general release of all claims to the maximum extent permitted by law against the Company, its affiliates, and their current and former officers, directors, employees and agents in such form as determined by the Company in its sole discretion.

                           (f) No Other Payments. Except as provided in this
Section 9, Executive shall not be entitled to receive any other payments or benefits from the Company due to the termination of Executive's employment, including but not limited to, any employee benefits under any of the Company's employee benefits plans or arrangements (other than at Executive's expense under the Consolidated Omnibus Budget Reconciliation Act of 1985 or pursuant to the written terms of any pension benefit plan in which Executive is a participant in which the Company may have in effect from time to time) or any right to severance benefits. Notwithstanding the foregoing sentence, in the event of a termination of employment by Executive under the circumstances described in Section 9(b) hereof following a Change of Control, nothing in this Agreement shall reduce Executive's entitlement, if any, to any payment or benefit pursuant to the LTIP resulting from Executive's termination of employment following a Change of Control.

                           (g) Conditional Payments and Limitations.

                                    (i) In the event that (A) any payment or
benefit received or to be received by Executive pursuant to the terms of this Agreement or of any other plan, arrangement or agreement of the Company (or any affiliate) (together, the "Payments") would, in the opinion of independent tax counsel selected by the Company and reasonably acceptable to Executive ("Tax Counsel"), be subject to the excise tax (the "Excise Tax") imposed by section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") (in whole or in part), determined as provided below, and
(B) the present value of the Payments is less than 115% of the present value of an amount calculated such that no portion of the Payments would be subject to the Excise Tax, then the Payments shall be reduced (but not below zero) until no portion of the payments would be subject to the Excise Tax. In the event that
(C) the Payments would, in the opinion of Tax Counsel, be subject to the Excise Tax (in whole or in part), determined as provided below, and (D) the present value of the Payments is equal to or greater than 115% of the present value of an amount calculated such that no portion of the Payments would be subject to the Excise Tax, then the Company shall pay to Executive, at the time specified in Section 9(g)(vi) below, an additional amount (the "Gross-Up Payment") such that the net amount retained by Executive, after deduction of the Excise Tax on the Covered Payments (as that term is defined below) and any federal, state and local income tax and Excise Tax upon the payment provided for by this Section 9(g), and any interest, penalties or additions to tax payable by Executive with respect thereto, shall be equal to the total present value of the Covered Payments at the time such Covered Payments are to be made.

                                    (ii) For purposes of determining whether any
of the Payments will be subject to the Excise Tax and the amounts of such Excise Tax: (1) the total amount of the Payments shall be treated as "parachute payments" within the meaning of section 280G(b)(2) of the Code, and all "excess parachute payments" within the meaning of section 280G(b)(1) of the Code shall be treated as subject to the Excise Tax, except to the extent that, in the opinion of Tax Counsel, a Payment (in whole or in part) does not constitute a "parachute payment" within the meaning of section 280G(b)(2) of the Code, or such "excess parachute payments" (in whole or in part) are not subject to the Excise Tax; (2) the amount of the Payments that shall be treated as subject to the Excise Tax shall be equal to the lesser of
(A) the total amount of the Payments or (B) the amount of "excess parachute payments" within the meaning of section 280G(b)(1) of the Code (after applying clause (1) hereof); and (3) the value of any noncash benefits or any deferred payment or benefit shall be determined by Tax Counsel in accordance with the principles of sections 280G(d)(3) and (4) of the Code.

                                    (iii) In the event that by reason of the
application of this Section 9(g), the Payments to Executive shall be reduced, then Executive may select from among the Payments those Payments to be reduced.

                                    (iv) As used in this Section 9(g), the term
"Covered Payments" shall mean the payments and/or benefits payable to Executive pursuant to the provisions of Sections 9(b)(i), 9(b)(ii), 9(b)(iii), 9(b)(iv) and 9(b)(vi) of this Agreement (but in the case of Section 9(b)(iv), only with respect to restricted performance shares awarded to Executive that have been earned prior to a Change of Control), the SERP and the

Company's Nonqualified Supplemental Benefit Plan. Covered Payments shall not include any payments and/or benefits other than those listed in the preceding sentence (including, without limitation, any payments and/or benefits under the EAIP or the LTIP), except as expressly provided above.

                                    (v) For purposes of determining the amount
of the Gross-Up Payment, Executive shall be deemed to pay federal income taxes at the highest marginal rates of federal income taxation applicable to the individuals in the calendar year in which the Gross-Up Payment is to be made and state and local income taxes at the highest marginal rates of taxation applicable to individuals as are in effect in the state and locality of Executive's residence in the calendar year in which the Gross-Up Payment is to be made, net of the maximum reduction in federal income taxes that can be obtained from deduction of such state and local taxes taking into account any limitations applicable to individuals subject to federal income tax at the highest marginal rates.

                                    (vi)The Gross-Up Payment provided for in
Section 9(g)(i) hereof shall be made upon the earlier of
(A) the making to Executive of any Payment or (B) the imposition upon Executive or payment by Executive of any Excise Tax.

                                    (vii) If it is established pursuant to a
final determination of a court or an Internal Revenue
Service proceeding or the opinion of Tax Counsel that the Excise Tax on Covered Payments is less than the amount taken into account under Section 9(g)(i) hereof, Executive shall repay to the Company within five days of Executive's receipt of notice of such final determination or opinion the portion of the Gross-Up Payment attributable to such reduction (plus the portion of the Gross-Up Payment attributable to the Excise Tax and federal, state and local income tax imposed on the Gross-Up Payment being repaid by Executive if such repayment results in a reduction in Excise Tax or a federal, state and local income tax deduction) plus any interest received by Executive on the amount of such repayment. If it is established pursuant to a final determination of a court or an Internal Revenue Service proceeding or the opinion of Tax Counsel that the Excise Tax on Covered Payments exceeds the amount taken into account hereunder (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-Up Payment), the Company shall make an additional Gross-Up Payment in respect of such excess within five days of the Company's receipt of notice of such final determination or opinion. Executive acknowledges that the timing of the Gross-Up Payment made by the Company to the Executive pursuant to Section 9(g) hereof is for the benefit of the Executive, and that any repayment of such Gross-Up Payment by Executive to the Company that may subsequently be required pursuant to this Section 9(g)(vii) is solely for the purposes of the Company's recoupment of compensation that the Company overpaid to Executive.

                  10. Other Duties of Executive During and After the Period of Employment.

                           (a) Non-Competition and Non-Disclosure Agreement.
Simultaneously with the execution of this Agreement, Executive agrees to execute and to comply with the terms of the Non-Competition and Non-Disclosure Agreement (hereinafter referred to as the "Non-Competition Agreement") in the form provided to Executive by the Company. The terms and conditions of the Non-Competition Agreement are incorporated herein by reference and made a part of this Agreement as if fully set forth herein.

                           (b) Agreement To Arbitrate. Simultaneous with the
execution of this Agreement, Executive agrees to execute and to comply with the terms of the Agreement to Arbitrate (hereinafter referred to as the "Agreement to Arbitrate") in the form provided to Executive by the Company. The terms and conditions of the Agreement to Arbitrate are incorporated herein by reference and made a part of this Agreement as if fully set forth herein.

                  11. Indemnification. The Company will indemnify Executive to the fullest extent permitted by the laws of the state of the Company's incorporation in effect at that time, or the certificate of incorporation and by-laws of Company, whichever affords the greater protection to Executive.

                  12. Mitigation. Executive will not be required to mitigate the amount of any payment provided for hereunder by seeking other employment or otherwise, nor will the amount of any such payment be reduced by any compensation earned by Executive as the result of employment by another employer after the date Executive's employment hereunder terminates.

                  13. Withholding Taxes. Executive acknowledges and agrees that the Company may directly or indirectly withhold from any payments under this Agreement all federal, state, city or other taxes that will be required pursuant to any law or governmental regulation.

                  14. Effect of Prior Agreements. This Agreement, together with the Non-Competition Agreement and the Agreement to Arbitrate, constitute the sole and entire agreements and understandings between Executive and the Company with respect to the matters covered thereby, and there are no other promises, agreements, representations, warranties or other statements between Executive and the Company in respect to such matters not expressly set forth in these agreements. These agreements supersede all prior and contemporaneous agreements, understandings or other arrangements, whether written or oral, concerning the subject matter thereof. Upon execution of this Agreement, Executive's existing employment agreement with the Company shall be superceded by this Agreement in its entirety and shall be of no further force and effect.

                  15. Notices. Any notice required, permitted, or desired to be given pursuant to any of the provisions of this Agreement shall be deemed to have been sufficiently given or served for all purposes if delivered in person or sent by registered or certified mail, return receipt requested, postage and fees prepaid, as follows:

                  If to the Company, at:

                           John Wiley & Sons, Inc.
                           111 River Street
                           Hoboken, New Jersey 07030
                           Attention:  Chief Executive Officer

                           with a copy to:

                           John Wiley & Sons, Inc.
                           111 River Street
                           Hoboken, New Jersey 07030
                           Attention: General Counsel

                  If to Executive, at:

                           37 Riverside Drive, Apartment 4A
                           New York, New York 10023

Either of the parties hereto may at any time and from time to time change the address to which notices shall be sent hereunder by notice to the other party.

                  16. Assignability. The obligations of Executive may not be delegated and, except as expressly provided in Section 8 hereof relating to the designation of a beneficiary in the event of death, Executive may not, without the Company's written consent thereto, assign, transfer, convey, pledge, encumber, hypothecate or otherwise dispose of this Agreement or any interest therein. Any such attempted delegation or disposition shall be null and void and without effect. The Company and Executive agree that this Agreement and all of the Company's rights and obligations hereunder may be assigned or transferred by the Company to and may be assumed by and become binding upon and may inure to the benefit of any affiliate of or successor to the Company. The term "successor" shall mean (with respect to the Company or any of its subsidiaries) any other corporation or other business entity which, by merger, consolidation, purchase of the assets, or otherwise, acquires all or a material part of the assets of the Company. Any assignment by the Company of its rights or obligations hereunder to any affiliate of or successor to the Company shall not be a termination of employment for purposes of this Agreement.

                  17. Modification. This Agreement may not be modified or amended except in writing signed by the parties. No term or condition of this Agreement will be deemed to have been waived except in writing by the party charged with waiver. A waiver will operate only as to the specific term or condition waived and will not constitute a waiver for the future or act on anything other than that which is specifically waived.

                  18. Governing Law. This Agreement will be construed and interpreted pursuant to the laws of the State of New York, without regard to such State's conflict of law rules.

                  19. Separability. All provisions of this Agreement are intended to be severable. In the event any provision or restriction contained herein is held to be invalid or unenforceable in any respect, in whole or in part, such finding will in no way affect the validity or enforceability of any other provision of this Agreement. The parties hereto further agree that any such invalid or unenforceable provision will be deemed modified so that it will be enforced to the greatest extent permissible under law, and to the extent that any court of competent jurisdiction determines any restriction herein to be unreasonable in any respect, such court may limit this Agreement to render it reasonable in the light of the circumstances in which it was entered into and specifically enforce this Agreement as limited.

                  20. No Waiver: No course of dealing or any delay on the part of the Company or Executive in exercising any rights hereunder shall operate as a waiver of any such rights. No waiver of any default or breach of this Agreement shall be deemed a continuing waiver of any other breach or default.

                  21. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

                  IN WITNESS WHEREOF, the parties have caused this Agreement to be executed and delivered, effective as of the date first indicated above by a duly authorized officer of the Company.

EXECUTIVE:                                  JOHN WILEY & SONS, INC.



/S/   Stephen A. Kippur              /S/    William J. Pesce
---------------------------------      -----------------------------------------
      Stephen A. Kippur                    William J. Pesce
                                           President and Chief Executive Officer


Signed April 29, 2003

                                                                 Exhibit 10.24



                              EMPLOYMENT AGREEMENT


                  EMPLOYMENT AGREEMENT (this "Agreement") made as of the 29th day of April, 2003, by and between John Wiley & Sons, Inc., a New York corporation, with offices at 111 River Street, Hoboken, New Jersey 07030 (hereinafter referred to as the "Company"), and Ellis E. Cousens (hereinafter referred to as "Executive").

                  WHEREAS, the executive is currently employed as Executive Vice President and Chief Financial and Support Operations Officer of the Company, and Executive desires to serve the Company in such capacity.

                  NOW THEREFORE, in consideration of the foregoing and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

                  1. Employment. The Company agrees to employ Executive and Executive agrees to be employed by the Company for the Period of Employment (as defined below) and upon the terms and conditions provided in this Agreement.

                  2. Position and Responsibilities.

                           (a) During the Period of Employment, Executive will
serve as Executive Vice
President and Chief Financial and Support Operations Officer of the Company, and subject to the direction of the Company's Chief Executive Officer ("CEO") will perform such duties and exercise such supervision with regard to the business of the Company as are associated with such position, as well as such other duties as may be prescribed from time to time by the CEO. Executive shall be subject to and shall observe and carry out such reasonable rules, regulations, policies, directions and restrictions consistent with the duties to be performed by Executive hereunder as the Company shall from time to time establish.

                           (b) Executive will, during the Period of Employment,
devote Executive's full
business time and attention to the faithful and competent performance of services for the Company. Executive hereby represents and warrants to the Company that Executive has no obligations under any existing employment or service agreement and that Executive's performance of the services required of Executive hereunder will not conflict with any other existing obligations or commitments. Nothing in this Agreement shall preclude Executive from engaging, consistent with Executive's duties and responsibilities hereunder, in charitable and community affairs.

                           (c) Executive shall perform the duties contemplated
hereunder at the principal
executive office of the Company and at such other locations as may be reasonably necessary to the performance of such duties, and Executive shall do such traveling as may be reasonably required of Executive in the performance of such duties.

                  3. Period of Employment. The period of Executive's employment under this Agreement (the "Period of Employment") will begin on March 1, 2003 (the "Commencement Date"), and end on the second anniversary thereof, subject to earlier termination and further renewal as provided in this Agreement. Executive's Period of Employment shall automatically renew for subsequent two year periods, subject to the terms of this Agreement, unless either party gives written notice 90 days or more prior to the expiration of the then existing Period of Employment of Executive's or the Company's decision not to renew. A decision by the Company not to renew other than as a result of Executive's death or Disability (as defined below), and other than in circumstances which would give rise to a Termination for Cause (as defined below) shall be treated as a Without Cause Termination (as defined below), and so governed by the provisions of Section 9 hereof.

                  4. Compensation and Benefits. For all services rendered by Executive pursuant to this Agreement during the Period of Employment, including services as an executive, officer, director or committee member of the Company or any of its subsidiaries or affiliates, Executive will be compensated as follows:

                           (a) Base Salary. The Company will pay Executive a
fixed base salary ("Base Salary")
of not less than $400,000 per annum. Executive will be eligible to receive annual increases as the Company's Board of Directors (the "Board") deems appropriate, in accordance with the Company's customary procedures regarding the salaries of senior officers. Base Salary will be payable according to the customary payroll practices of the Company but in no event less frequently than once each month.

                           (b) Executive Compensation Plans. Executive shall be
eligible to participate in all
of the Company's executive compensation plans in effect on the date hereof in which any senior executive of the Company is eligible to participate, including but not limited to the Company's Executive Annual Incentive Plan, as amended or restated from time to time (the "EAIP"), the Company's Long Term Incentive Plan, as amended or restated from time to time (the "LTIP"), or equivalents, for so long as such plans remain in effect. Nothing in this Agreement shall require the Company or its affiliates to establish, maintain or continue any executive compensation plan or restrict the right of the Company or any of its affiliates to amend, modify or terminate any such plan.

                           (c) Participation in Benefit Plans. To the extent
that Executive's participation or
coverage is not duplicative of that provided under an executive compensation plan or arrangement in which Executive is eligible to participate, the Company shall afford Executive with an opportunity to participate in any health care, dental, disability insurance, life insurance, retirement, savings and any other employee benefits plans, policies or arrangements which the Company maintains for its employees in accordance with the written terms of such plans, policies or arrangements. Nothing in this Agreement shall require the Company or its affiliates to establish, maintain or continue any benefit plans, policies or arrangements or restrict the right of the Company or any of its affiliates to amend, modify or terminate any such benefit plan, policy or arrangement.

                           (d) Vacations, Holidays or Temporary Leave. Executive
shall be entitled to take four
weeks of vacation per calendar year, or such greater amount, if any, as provided in the policies of the Company then applicable to Executive, without loss or diminution of compensation. Such vacation shall be taken at such time or times consistent with the needs of the Company's business. Executive shall further be entitled to the number of paid holidays, and leaves for illness or temporary disability in accordance with the Company's policies as such policies may be amended from time to time or terminated in the Company's sole discretion.

                           (e) Relocation Expenses. After the Company moves its
principal executive office to
Hoboken, New Jersey, the Company shall reimburse normal and customary expenses reasonably incurred by Executive in relocating, within 18 months of such move to within a reasonable commuting distance of such new principal executive office as determined by the Company in its sole discretion (the "Commute Zone"), such relocation expenses to include (x) reasonable expenses incurred in connection with packing, loading, transporting and unloading all of Executive's household belongings and (y) reasonable expenses incidental to the sale of Executive's current residence in Yonkers, New York, and Executive's purchase of a new residence within the Commute Zone, including without limitation, brokers' fees and other closing costs. The Company will "gross-up" such relocation expense reimbursement payments in an amount equal to the tax liability of Executive resulting from such relocation expense reimbursement. Executive agrees to provide the Company promptly with all appropriate and requested documentation for all reimbursable relocation expenses. In the event Executive's employment is terminated due to a voluntary Resignation (as defined in Section 9 hereof) within three (3) years of the date Executive's relocation is completed, then Executive shall reimburse the Company on such termination date for all relocation expenses (but not the "gross-up" payment) paid by the Company to Executive under this Section 4(e).

                  5. Other Offices. Executive agrees to serve without additional compensation, if elected or appointed thereto, as an officer or director of any of the Company's subsidiaries or affiliates or as any other officer of the Company.

                  6. Business Expenses. The Company will reimburse Executive for all reasonable travel and other expenses incurred by Executive in connection with the performance of Executive's duties and obligations under this Agreement. Executive will comply with such limitations and reporting requirements with respect to expenses as may be established by Company from time to time and will promptly provide all appropriate and requested documentation in connection with such expenses.

                  7. Disability. If Executive becomes Disabled (as defined below) during the Period of Employment, the Company may, in its discretion, hire a permanent replacement to fill the position previously held and to perform the duties previously performed by Executive, provided, however, the Company shall continue Executive's employment with the Company on an inactive basis to the extent necessary to continue to maintain Executive's eligibility for benefits available under the Company's Group Long-Term Disability Insurance Plan or under any generally similar plan then in effect (the "LTD Plan") and such other employee benefit plans that are generally available to employees receiving benefits under the LTD Plan, in accordance with the terms of such plan(s) as they may be amended from time to time. For purposes of this Agreement, "Disabled" or "Disability" means Executive's inability, because of mental or physical illness or incapacity, whether total or partial, to perform one or more of the primary duties of Executive's employment, with or without reasonable accommodation, for a length of time that the Company determines is sufficient to satisfy such obligations as it may have under the Family and Medical Leave Act ("FMLA") and such "reasonable accommodation" obligations it may have under federal, state or local disability laws. Upon Executive's entitlement to receive benefits available under the LTD Plan and such other benefits generally available to employees receiving benefits under the LTD Plan, the Company's obligation to provide Executive compensation and other benefits pursuant to
Section 4 hereof shall cease. In the event that Executive ceases to be Disabled and Executive is able to return to work and Executive's former position is not open, the Company will endeavor to find, and will work interactively with Executive to find, a position of comparable responsibility, compensation and benefits and to reinstate Executive to such position, if such a position is available at the conclusion of Executive's disability leave of absence. Prior to restoration of Executive to active employment with the Company, Executive shall cooperate in obtaining all fitness for duty certifications from Executive's treating physician(s) and such other physicians as the Company may request in accordance with the FMLA and federal, state and local disability and worker's compensation laws. Within fifteen (15) days of receipt of all medical certification(s) requested by the Company, if the Company does not restore Executive to active employment with the Company, then at that time Executive's employment with the Company will be deemed to have terminated. Such termination of employment shall be treated as a Without Cause Termination in accordance with 9(a) hereof.

                  8. Death. In the event of the death of Executive during the Period of Employment, the Period of Employment will end and the Company's obligation to make payments under this Agreement will cease as of the date of death, except that the Company will pay Executive's beneficiary designated for purposes of Executive's life insurance provided by the Company or absent such designation to Executive's estate Executive's Base Salary until the end of the month in which Executive dies, and except for any rights and benefits of Executive under the benefit plans and programs of the Company including, without limitation, the SERP (as defined below) in which Executive is a participant, as determined in accordance with the terms and provisions of such plans and programs. The payout under the EAIP, or equivalent, for the fiscal year in which Executive's death occurs, shall be annualized and paid at the normal time to Executive's estate pro rata to the date of death. The value of the "payout amount," in cash, for any executive long term incentive plan established by the Company, the plan cycle of which ends within 12 months after the date of Executive's death, shall be paid at the normal time to Executive's estate.

                  9. Effect of Termination of Employment.

                           (a) Without Cause Termination and Constructive
Discharge Absent a Change of Control
or a Special Change of Control. If Executive's employment terminates during the Period of Employment in circumstances in which no Change of Control (as defined below) or Special Change of Control (as defined below) has occurred, due to a Without Cause Termination (as defined below) or a Constructive Discharge (as defined below), subject to Executive executing a general release of claims as more fully described in Section 9(e) hereof, the Company will pay or provide, as the case may be, Executive (or Executive's surviving spouse, estate or personal representative, as applicable) upon such event: (i) Base Salary earned but unpaid as of the effective date of such termination of employment; (ii) a lump sum payment equal to the Severance Pay Amount (as defined below); and (iii) coverage during the Benefits Continuation Period (as defined below) under the following employee benefit plans or provisions for comparable benefits outside such plans, but only to the extent comparable coverage is not provided by any new employer, (x) the Company's Group Health Insurance Program, (y) the LTD Plan (as provided under such plan, Executive shall be required to pay the premium), and (z) the Company's Group Life and Accidental Death and Dismemberment Insurance (at the levels in effect at the date of termination of employment). As used in this Agreement, the term "Severance Pay Amount" shall equal the amount of Executive's then current Base Salary payable to Executive during one month multiplied by eighteen (18).

                           (b) Without Cause Termination and Constructive
Discharge Following a Change of
Control or a Special Change of Control. If Executive's employment terminates during the Period of Employment due to a Without Cause Termination or a Constructive Discharge within the twenty-four (24) month period following a Change of Control or a Special Change of Control, then the Company will provide Executive (or Executive's surviving spouse, estate or personal representative, as applicable) the following payments and/or benefits upon such event: (i) Base Salary earned but unpaid as of the effective date of such termination of employment; (ii) a lump sum amount equal to twenty-four (24) months of Executive's then current Base Salary; (iii) the "target incentive amount" under any executive annual incentive plan established by the Company for a fiscal year ending during the Benefits Continuation Period, and the same "target incentive amount" for any such executive annual incentive plan, pro-rated to the end of the Benefits Continuation Period, for a fiscal year commencing during but ending after the Benefit Continuation Period, or the equivalent under any bonus or variable compensation plan which may hereafter be adopted by the Company in lieu of such executive annual incentive plan; (iv) accelerated vesting of all stock options and restricted stock granted to Executive under any executive long term incentive plan established by the Company but not yet vested on the effective date of termination of employment, or at the Company's option, the cash value of the stock options and restricted stock forfeited under such grants based on fair market value on the effective date of termination of employment; (v) accelerated vesting of all "target" restricted performance shares awarded to Executive under any executive long term incentive plan established by the Company that would be earned in the fiscal year of termination of employment or subsequent fiscal years, or at the Company's option, the cash value of the "target" restricted performance shares forfeited under such awards based on fair market value on the effective date of termination of employment; (vi) coverage during the Benefits Continuation Period under the following employee benefit plans or provisions for comparable benefits outside such plans, but only to the extent comparable coverage is not provided by any new employer, for (x) the Company's Group Health Insurance Program, (y) the LTD Plan (as provided under such plan, Executive shall be required to pay the premium), and (z) the Company's Group Life and Accidental Death and Dismemberment Insurance (at the levels in effect at the date of termination of employment); (vii) all payments and benefits to which Executive may be entitled pursuant to the terms and conditions of the SERP; and
(viii) all payments and benefits to which Executive may be entitled under the Company's Non-Qualified Supplemental Benefit Plan.


                           (c)Without Cause Termination Following Change of CEO.
Notwithstanding the
foregoing, in the event that during the Period of Employment the Company shall hire a new CEO and the new CEO terminates Executive's employment in circumstances constituting a Without Cause Termination (as defined below) during the new CEO's first twelve (12) months of employment, and in circumstances in which no Change of Control (as defined below) has occurred, then under those circumstances the Company will provide Executive the following payments and/or benefits upon such event: (i) Base Salary earned but unpaid as of the effective date of such termination of employment; (ii) a lump sum amount equal to twenty-four (24) months of Executive's then current Base Salary; (iii) the "target incentive amount" under any executive annual incentive plan established by the Company for a fiscal year ending during the Benefits Continuation Period, and the same "target incentive amount" for any such executive annual incentive plan, pro-rated to the end of the Benefits Continuation Period, for a fiscal year commencing during but ending after the Benefit Continuation Period, or the equivalent under any bonus or variable compensation plan which may hereafter be adopted by the Company in lieu of such executive annual incentive plan; (iv) accelerated vesting of all stock options and restricted stock granted to Executive under any executive long term incentive plan established by the Company but not yet vested on the effective date of termination of employment, or at the Company's option, the cash value of the stock options and restricted stock forfeited under such grants based on fair market value on the effective date of termination of employment; (v) accelerated vesting of all "target" restricted performance shares awarded to Executive under any executive long term incentive plan established by the Company that would be earned in the fiscal year of termination of employment, or at the Company's option, the cash value of the "target" restricted performance shares forfeited under such awards based on fair market value on the effective date of termination of employment; and (vi) coverage during the Benefits Continuation Period under the following employee benefit plans or provisions for comparable benefits outside such plans, but only to the extent comparable coverage is not provided by any new employer, for (x) Group Health Insurance Program, (y) Long-Term Disability Plan (as provided under such plan, Executive shall be required to pay the premium), and (z) Group Life and Accidental Death and Dismemberment Insurance (at the levels in effect at the date of termination of employment).


                           (d) Termination for Cause; Resignation. If
Executive's employment terminates due to a Termination for Cause (as defined below) or a Resignation (as defined below), Base Salary earned but unpaid as of the date of such termination will be paid to Executive in a lump sum and the Company will have no further obligations to Executive hereunder. In the event any termination of Executive's employment for any reason, Executive if so requested by the Company agrees to assist in the orderly transfer of authority and responsibility to Executive's successor.

                           (e) For purposes of this Agreement, the following
capitalized terms have the
following meanings:

                                    (i) "Benefits Continuation Period" means
that number of months which is
equal to the number of months of Base Salary that Executive receives as a lump sum severance payment in accordance with Sections 9(a) or 9(b) hereof.

                                    (ii) "Change of Control" shall have the
meaning set forth in the SERP.

                                    (iii) "Constructive Discharge" means: (A)
any material failure by the
Company to fulfill its obligations under this Agreement (including, without limitation, any reduction of the Base Salary, as the same may be increased during the Period of Employment, or other material element of compensation); (B) a material and adverse change to, or a material reduction of, Executive's duties and responsibilities to the Company; or (C) the relocation of Executive's primary office to any location more than fifty (50) miles from the Company's principal executive offices. Executive will provide the Company a written notice which describes the circumstances being relied upon for all terminations of employment by Executive resulting from any circumstances claimed to be a Constructive Discharge thirty (30) days after the event giving rise to the notice. The Company will have thirty (30) days after receipt of such notice to remedy the situation prior to Executive's termination of employment due to a Constructive Discharge.

                                    (iv) "Resignation" means a termination of
Executive's employment by
Executive, other than in connection with Executive's Disability pursuant to
Section 7 hereof, Death pursuant to Section 8 hereof or Constructive Discharge pursuant to Sections 9(a) or 9(b) hereof.

                                    (v) "SERP" means the Company's 1989
Supplemental Executive Retirement
Plan, as amended or restated from time to time.

                                    (vi) A "Special Change of Control" shall be
deemed to have occurred if a
Person (as hereinafter defined) who was the beneficial owner (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended), directly or indirectly, of 33-1/3% or more of the Voting Power (as hereinafter defined) of the Company on January 1, 1989, ceases to have the Voting Power to elect a majority of the board of directors of the Company. For purposes of this subsection, each of the terms "Person" and "Voting Power" shall have the meaning ascribed to it by Section 6.3 of the SERP (as if it had been used in clause (b) of Section 6.2 of the SERP). For avoidance of doubt, it is understood by Executive and the Company that the only Person who was the beneficial owner, directly or indirectly, of 33-1/3% or more of the Voting Power of the Company on January 1, 1989, was composed of W. Bradford Wiley, Deborah E. Wiley, Peter Booth Wiley and William Bradford Wiley II (including trusts for which such any such persons serves as trustee); and it is further understood that as of the date hereof, such Person was composed of Deborah E. Wiley, Peter Booth Wiley and William Bradford Wiley II (including trusts for which any such person serves as trustee). Notwithstanding the foregoing, a Special Change of Control shall not be deemed to have occurred as a result of a "person" comprising such Person ceasing to have Voting Power to elect a majority of the Board of Directors of the Company so long as the other "person" or "persons" who compose such Person, in the aggregate, continue to have Voting Power to elect a majority of the board of directors of the Company.

                                    (vii) "Termination for Cause" means: (A)
Executive's refusal or willful
and continued failure to substantially perform Executive's material duties to the best of Executive's ability under this Agreement (for reasons other than death or disability), in any such case after written notice thereof; (B) Executive's gross negligence in the performance of Executive's material duties under this Agreement; (C) any act of fraud, misappropriation, material dishonesty, embezzlement, willful misconduct or similar conduct; (D) Executive's conviction of or plea of guilty or nolo contendere to a felony or any crime involving moral turpitude; or (E) Executive's material and willful violation of any of the Company's reasonable rules, regulations, policies, directions and restrictions.

                                    (viii)  "Without Cause Termination" or
"Terminated Without Cause" means
termination of Executive's employment by the Company other than in connection with Executive's Disability pursuant to Section 7 hereof, death pursuant to
Section 8 hereof or Constructive Discharge pursuant to Sections 9(a) or 9(b) hereof, or the Company's Termination for Cause of Executive.

                           (f) Conditions to Payment. All payments and benefits
due to Executive under this
Section 9 shall be contingent upon the execution by Executive (or Executive's beneficiary or estate) of a general release of all claims to the maximum extent permitted by law against the Company, its affiliates, and their current and former officers, directors, employees and agents in such form as determined by the Company in its sole discretion.

                           (g) No Other Payments. Except as provided in this
Section 9, Executive shall not be
entitled to receive any other payments or benefits from the Company due to the termination of Executive's employment, including but not limited to, any employee benefits under any of the Company's employee benefits plans or arrangements (other than at Executive's expense under the Consolidated Omnibus Budget Reconciliation Act of 1985 or pursuant to the written terms of any pension benefit plan in which Executive is a participant in which the Company may have in effect from time to time) or any right to severance benefits. Notwithstanding the foregoing sentence, in the event of a termination of employment by Executive under the circumstances described in Section 9(b) hereof following a Change of Control, nothing in this Agreement shall reduce Executive's entitlement, if any, to any payment or benefit pursuant to the LTIP resulting from Executive's termination of employment following a Change of Control.1 Wiley-Benefits/Legal to confirm whether this last sentence is necessary in light of the inclusion of clauses (iv) and (v) in Section 9(b).

                           (h) Conditional Payments and Limitations.

                                    (i) In the event that (A) any payment or
benefit received or to be
received by Executive pursuant to the terms of this Agreement or of any other plan, arrangement or agreement of the Company (or any affiliate) (together, the "Payments") would, in the opinion of independent tax counsel selected by the Company and reasonably acceptable to Executive ("Tax Counsel"), be subject to the excise tax (the "Excise Tax") imposed by section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") (in whole or in part), determined as provided below, and (B) the present value of the Payments is less than 115% of the present value of an amount calculated such that no portion of the Payments would be subject to the Excise Tax, then the Payments shall be reduced (but not below zero) until no portion of the payments would be subject to the Excise Tax. In the event that (C) the Payments would, in the opinion of Tax Counsel, be subject to the Excise Tax (in whole or in part), determined as provided below, and (D) the present value of the Payments is equal to or greater than 115% of the present value of an amount calculated such that no portion of the Payments would be subject to the Excise Tax, then the Company shall pay to Executive, at the time specified in Section 9(h)(vi) below, an additional amount (the "Gross-Up Payment") such that the net amount retained by Executive, after deduction of the Excise Tax on the Covered Payments (as that term is defined below) and any federal, state and local income tax and Excise Tax upon the payment provided for by this Section 9(h), and any interest, penalties or additions to tax payable by Executive with respect thereto, shall be equal to the total present value of the Covered Payments at the time such Covered Payments are to be made.

                                    (ii) For purposes of determining whether any
of the Payments will be
subject to the Excise Tax and the amounts of such Excise Tax: (1) the total amount of the Payments shall be treated as "parachute payments" within the meaning of section 280G(b)(2) of the Code, and all "excess parachute payments" within the meaning of section 280G(b)(1) of the Code shall be treated as subject to the Excise Tax, except to the extent that, in the opinion of Tax Counsel, a Payment (in whole or in part) does not constitute a "parachute payment" within the meaning of section 280G(b)(2) of the Code, or such "excess parachute payments" (in whole or in part) are not subject to the Excise Tax; (2) the amount of the Payments that shall be treated as subject to the Excise Tax shall be equal to the lesser of (A) the total amount of the Payments or (B) the amount of "excess parachute payments" within the meaning of section 280G(b)(1) of the Code (after applying clause (1) hereof); and (3) the value of any noncash benefits or any deferred payment or benefit shall be determined by Tax Counsel in accordance with the principles of sections 280G(d)(3) and (4) of the Code.

                                    (iii) In the event that by reason of the
application of this Section
9(h), the Payments to Executive shall be reduced, then Executive may select from among the Payments those Payments to be reduced.

                                    (iv) As used in this Section 9(h), the term
"Covered Payments" shall
mean the payments and/or benefits payable to Executive pursuant to the provisions of Sections 9(b)(i), 9(b)(ii), 9(b)(iii), 9(b)(iv) and 9(b)(vi) of this Agreement (but in the case of Section 9(b)(iv), only with respect to restricted performance shares awarded to Executive that have been earned prior to a Change of Control), the SERP and the Company's Nonqualified Supplemental Benefit Plan. Covered Payments shall not include any payments and/or benefits other than those listed in the preceding sentence (including, without limitation, any payments and/or benefits under the EAIP or the LTIP), except as expressly provided above.

                                    (v) For purposes of determining the amount
of the Gross-Up Payment,
Executive shall be deemed to pay federal income taxes at the highest marginal rates of federal income taxation applicable to the individuals in the calendar year in which the Gross-Up Payment is to be made and state and local income taxes at the highest marginal rates of taxation applicable to individuals as are in effect in the state and locality of Executive's residence in the calendar year in which the Gross-Up Payment is to be made, net of the maximum reduction in federal income taxes that can be obtained from deduction of such state and local taxes taking into account any limitations applicable to individuals subject to federal income tax at the highest marginal rates.

                                    (vi)The Gross-Up Payment provided for in
Section 9(h)(i) hereof shall be
made upon the earlier of (A) the making to Executive of any Payment or (B) the imposition upon Executive or payment by Executive of any Excise Tax.

                                    (vii) If it is established pursuant to a
final determination of a court
or an Internal Revenue Service proceeding or the opinion of Tax Counsel that the Excise Tax on Covered Payments is less than the amount taken into account under
Section 9(h)(i) hereof, Executive shall repay to the Company within five days of Executive's receipt of notice of such final determination or opinion the portion of the Gross-Up Payment attributable to such reduction (plus the portion of the Gross-Up Payment attributable to the Excise Tax and federal, state and local income tax imposed on the Gross-Up Payment being repaid by Executive if such repayment results in a reduction in Excise Tax or a federal, state and local income tax deduction) plus any interest received by Executive on the amount of such repayment. If it is established pursuant to a final determination of a court or an Internal Revenue Service proceeding or the opinion of Tax Counsel that the Excise Tax on Covered Payments exceeds the amount taken into account hereunder (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-Up Payment), the Company shall make an additional Gross-Up Payment in respect of such excess within five days of the Company's receipt of notice of such final determination or opinion. Executive acknowledges that the timing of the Gross-Up Payment made by the Company to the Executive pursuant to Section 9(h) hereof is for the benefit of the Executive, and that any repayment of such Gross-Up Payment by Executive to the Company that may subsequently be required pursuant to this Section 9(h)(vii) is solely for the purposes of the Company's recoupment of compensation that the Company overpaid to Executive.

                  10. Other Duties of Executive During and After the Period of Employment.

                           (a) Non-Competition and Non-Disclosure Agreement.
Simultaneously with the execution
of this Agreement, Executive agrees to execute and to comply with the terms of the Non-Competition and Non-Disclosure Agreement (hereinafter referred to as the "Non-Competition Agreement") in the form provided to Executive by the Company. The terms and conditions of the Non-Competition Agreement are incorporated herein by reference and made a part of this Agreement as if fully set forth herein.
                           (b) Agreement To Arbitrate. Simultaneous with the
execution of this Agreement,
Executive agrees to execute and to comply with the terms of the Agreement to Arbitrate (hereinafter referred to as the "Agreement to Arbitrate") in the form provided to Executive by the Company. The terms and conditions of the Agreement to Arbitrate are incorporated herein by reference and made a part of this Agreement as if fully set forth herein.

                  11. Indemnification. The Company will indemnify Executive to the fullest extent permitted by the laws of the state of the Company's incorporation in effect at that time, or the certificate of incorporation and by-laws of Company, whichever affords the greater protection to Executive.

                  12. Mitigation. Executive will not be required to mitigate the amount of any payment provided for hereunder by seeking other employment or otherwise, nor will the amount of any such payment be reduced by any compensation earned by Executive as the result of employment by another employer after the date Executive's employment hereunder terminates.

                  13. Withholding Taxes. Executive acknowledges and agrees that the Company may directly or indirectly withhold from any payments under this Agreement all federal, state, city or other taxes that will be required pursuant to any law or governmental regulation.

                  14. Effect of Prior Agreements. This Agreement, together with the Non-Competition Agreement and the Agreement to Arbitrate, constitute the sole and entire agreements and understandings between Executive and the Company with respect to the matters covered thereby, and there are no other promises, agreements, representations, warranties or other statements between Executive and the Company in respect to such matters not expressly set forth in these agreements. These agreements supersede all prior and contemporaneous agreements, understandings or other arrangements, whether written or oral, concerning the subject matter thereof. Upon execution of this Agreement, Executive's existing employment agreement with the Company shall be superceded by this Agreement in its entirety and shall be of no further force and effect.

                  15. Notices. Any notice required, permitted, or desired to be given pursuant to any of the provisions of this Agreement shall be deemed to have been sufficiently given or served for all purposes if delivered in person or sent by registered or certified mail, return receipt requested, postage and fees prepaid, as follows:

                  If to the Company, at:

                           John Wiley & Sons, Inc.
                           111 River Street
                           Hoboken, New Jersey 07030
                           Attention:  Chief Executive Officer

                           with a copy to:

                           John Wiley & Sons, Inc.
                           111 River Street
                           Hoboken, New Jersey 07030
                           Attention: General Counsel

                  If to Executive, at:

                           174 Trenor Drive
                           New Rochelle, New York 10804

Either of the parties hereto may at any time and from time to time change the address to which notices shall be sent hereunder by notice to the other party.

                  16. Assignability. The obligations of Executive may not be delegated and, except as expressly provided in Section 8 hereof relating to the designation of a beneficiary in the event of death, Executive may not, without the Company's written consent thereto, assign, transfer, convey, pledge, encumber, hypothecate or otherwise dispose of this Agreement or any interest therein. Any such attempted delegation or disposition shall be null and void and without effect. The Company and Executive agree that this Agreement and all of the Company's rights and obligations hereunder may be assigned or transferred by the Company to and may be assumed by and become binding upon and may inure to the benefit of any affiliate of or successor to the Company. The term "successor" shall mean (with respect to the Company or any of its subsidiaries) any other corporation or other business entity which, by merger, consolidation, purchase of the assets, or otherwise, acquires all or a material part of the assets of the Company. Any assignment by the Company of its rights or obligations hereunder to any affiliate of or successor to the Company shall not be a termination of employment for purposes of this Agreement.

                  17. Modification. This Agreement may not be modified or amended except in writing signed by the parties. No term or condition of this Agreement will be deemed to have been waived except in writing by the party charged with waiver. A waiver will operate only as to the specific term or condition waived and will not constitute a waiver for the future or act on anything other than that which is specifically waived.

                  18. Governing Law. This Agreement has been executed and delivered in the State of New York and its validity, interpretation, performance and enforcement will be governed by the internal laws of that state without regard to the choice of law rules.

                  19. Separability. All provisions of this Agreement are intended to be severable. In the event any provision or restriction contained herein is held to be invalid or unenforceable in any respect, in whole or in part, such finding will in no way affect the validity or enforceability of any other provision of this Agreement. The parties hereto further agree that any such invalid or unenforceable provision will be deemed modified so that it will be enforced to the greatest extent permissible under law, and to the extent that any court of competent jurisdiction determines any restriction herein to be unreasonable in any respect, such court may limit this Agreement to render it reasonable in the light of the circumstances in which it was entered into and specifically enforce this Agreement as limited.

                  20. No Waiver: No course of dealing or any delay on the part of the Company or Executive in exercising any rights hereunder shall operate as a waiver of any such rights. No waiver of any default or breach of this Agreement shall be deemed a continuing waiver of any other breach or default.

                  21. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

                  IN WITNESS WHEREOF, the parties have caused this Agreement to be executed and delivered, effective as of the date first indicated above by a duly authorized officer of the Company.

EXECUTIVE:                                  JOHN WILEY & SONS, INC.




/S/       Ellis E. Cousens           /S/   William J. Pesce
-------------------------------      ------------------------------------------
          Ellis E. Cousens                 William J. Pesce
                                           President and Chief Executive Officer


Signed April 29, 2003

                                                              Exhibit 10.25



                              EMPLOYMENT AGREEMENT

                  EMPLOYMENT AGREEMENT (this "Agreement") made as of the 10th day of March, 2003, by and between John Wiley & Sons, Inc., a New York corporation, with offices at 111 River Street, Hoboken, New Jersey 07030 (hereinafter referred to as the "Company"), Richard S. Rudick (hereinafter referred to as "Executive").

                  WHEREAS, the executive is currently employed with the Company, and Executive desires to serve the Company in such capacity.

                  NOW THEREFORE, in consideration of the foregoing and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

                  1. Employment. The Company agrees to employ Executive and Executive agrees to be employed by the Company for the Period of Employment (as defined below) and upon the terms and conditions provided in this Agreement.

                  2. Position and Responsibilities.

                           (a) During the Period of Employment, Executive will
serve as Senior Vice President and General Counsel of the Company, and subject to the direction of the Company's Chief Executive Officer ("CEO") will perform such duties and exercise such supervision with regard to the business of the Company as are associated with such position, as well as such other duties as may be prescribed from time to time by the CEO. Executive shall be subject to and shall observe and carry out such reasonable rules, regulations, policies, directions and restrictions consistent with the duties to be performed by Executive hereunder as the Company shall from time to time establish.

                           (b) Executive will, during the Period of Employment,
devote Executive's full
business time and attention to the faithful and competent performance of services for the Company. Executive hereby represents and warrants to the Company that Executive has no obligations under any existing employment or service agreement and that Executive's performance of the services required of Executive hereunder will not conflict with any other existing obligations or commitments. Nothing in this Agreement shall preclude Executive from engaging, consistent with Executive's duties and responsibilities hereunder, in charitable and community affairs.

                           (c) Executive shall perform the duties contemplated
hereunder at the principal
executive office of the Company and at such other locations as may be reasonably necessary to the performance of such duties, and Executive shall do such traveling as may be reasonably required of Executive in the performance of such duties.

                  3. Period of Employment. The period of Executive's employment under this Agreement (the "Period of Employment") will begin on March 1, 2003 (the "Commencement Date"), and end on the second anniversary thereof, subject to earlier termination and further renewal as provided in this Agreement. Executive's Period of Employment shall automatically renew for subsequent two year periods, subject to the terms of this Agreement, unless either party gives written notice 90 days or more prior to the expiration of the then existing Period of Employment of Executive's or the Company's decision not to renew. A decision by the Company not to renew other than as a result of Executive's death or Disability (as defined below), and other than in circumstances which would give rise to a Termination for Cause (as defined below) shall be treated as a Without Cause Termination (as defined below), and so governed by the provisions of Section 9 hereof.

                  4. Compensation and Benefits. For all services rendered by Executive pursuant to this Agreement during the Period of Employment, including services as an executive, officer, director or committee member of the Company or any of its subsidiaries or affiliates, Executive will be compensated as follows:

                           (a) Base Salary. The Company will pay Executive a
fixed base salary ("Base Salary")
of not less than Executive's base salary as of the effective date of this agreement. Executive will be eligible to receive annual increases as the Company's Board of Directors (the "Board") deems appropriate, in accordance with the Company's customary procedures regarding the salaries of senior officers. Base Salary will be payable according to the customary payroll practices of the Company but in no event less frequently than once each month.

                           (b) Executive Compensation Plans. Executive shall be
eligible to participate in all
of the Company's executive compensation plans in effect on the date hereof in which any senior executive of the Company is eligible to participate, including but not limited to the Company's Executive Annual Incentive Plan, as amended or restated from time to time (the "EAIP"), the Company's Long Term Incentive Plan, as amended or restated from time to time (the "LTIP"), or equivalents, for so long as such plans remain in effect. Nothing in this Agreement shall require the Company or its affiliates to establish, maintain or continue any executive compensation plan or restrict the right of the Company or any of its affiliates to amend, modify or terminate any such plan.

                           (c) Participation in Benefit Plans. To the extent
that Executive's participation or
coverage is not duplicative of that provided under an executive compensation plan or arrangement in which Executive is eligible to participate, the Company shall afford Executive with an opportunity to participate in any health care, dental, disability insurance, life insurance, retirement, savings and any other employee benefits plans, policies or arrangements which the Company maintains for its employees in accordance with the written terms of such plans, policies or arrangements. Nothing in this Agreement shall require the Company or its affiliates to establish, maintain or continue any benefit plans, policies or arrangements or restrict the right of the Company or any of its affiliates to amend, modify or terminate any such benefit plan, policy or arrangement.

                           (d) Vacations, Holidays or Temporary Leave. Executive
shall be entitled to take four
weeks of vacation per calendar year, or such greater amount, if any, as provided in the policies of the Company then applicable to Executive, without loss or diminution of compensation. Such vacation shall be taken at such time or times consistent with the needs of the Company's business. Executive shall further be entitled to the number of paid holidays, and leaves for illness or temporary disability in accordance with the Company's policies as such policies may be amended from time to time or terminated in the Company's sole discretion.

                  5. Other Offices. Executive agrees to serve without additional compensation, if elected or appointed thereto, as an officer or director of any of the Company's subsidiaries or affiliates or as any other officer of the Company.

                  6. Business Expenses. The Company will reimburse Executive for all reasonable travel and other expenses incurred by Executive in connection with the performance of Executive's duties and obligations under this Agreement. Executive will comply with such limitations and reporting requirements with respect to expenses as may be established by Company from time to time and will promptly provide all appropriate and requested documentation in connection with such expenses.

                  7. Disability. If Executive becomes Disabled (as defined below) during the Period of Employment, the Company may, in its discretion, hire a permanent replacement to fill the position previously held and to perform the duties previously performed by Executive, provided, however, the Company shall continue Executive's employment with the Company on an inactive basis to the extent necessary to continue to maintain Executive's eligibility for benefits available under the Company's Group Long-Term Disability Insurance Plan or under any generally similar plan then in effect (the "LTD Plan") and such other employee benefit plans that are generally available to employees receiving benefits under the LTD Plan, in accordance with the terms of such plan(s) as they may be amended from time to time. For purposes of this Agreement, "Disabled" or "Disability" means Executive's inability, because of mental or physical illness or incapacity, whether total or partial, to perform one or more of the primary duties of Executive's employment, with or without reasonable accommodation, for a length of time that the Company determines is sufficient to satisfy such obligations as it may have under the Family and Medical Leave Act ("FMLA") and such "reasonable accommodation" obligations it may have under federal, state or local disability laws. Upon Executive's entitlement to receive benefits available under the LTD Plan and such other benefits generally available to employees receiving benefits under the LTD Plan, the Company's obligation to provide Executive compensation and other benefits pursuant to Section 4 hereof shall cease. In the event that Executive ceases to be Disabled and Executive is able to return to work and Executive's former position is not open, the Company will endeavor to find, and will work interactively with Executive to find, a position of comparable responsibility, compensation and benefits and to reinstate Executive to such position, if such a position is available at the conclusion of Executive's disability leave of absence. Prior to restoration of Executive to active employment with the Company, Executive shall cooperate in obtaining all fitness for duty certifications from Executive's treating physician(s) and such other physicians as the Company may request in accordance with the FMLA and federal, state and local disability and worker's compensation laws. Within fifteen (15) days of receipt of all medical certification(s) requested by the Company, if the Company does not restore Executive to active employment with the Company, then at that time Executive's employment with the Company will be deemed to have terminated. Under the policy currently in effect for employees of the Company, such termination will be treated as a Without Cause Termination in accordance with Paragraph 9(a) below, provided the Executive has not then attained the age of
65. Nothing in this Agreement shall require the Company to continue such policy, and such termination shall be treated in accordance with the policy applicable at the time the Executive becomes disabled.

                  8. Death. In the event of the death of Executive during the Period of Employment, the Period of Employment will end and the Company's obligation to make payments under this Agreement will cease as of the date of death, except that the Company will pay Executive's beneficiary designated for purposes of Executive's life insurance provided by the Company or absent such designation to Executive's estate Executive's Base Salary until the end of the month in which Executive dies, and except for any rights and benefits of Executive under the benefit plans and programs of the Company including, without limitation, the SERP (as defined below) in which Executive is a participant, as determined in accordance with the terms and provisions of such plans and programs. The payout under the EAIP, or equivalent, for the fiscal year in which Executive's death occurs, shall be annualized and paid at the normal time to Executive's estate pro rata to the date of death. The value of the "payout amount," in cash, for any executive long term incentive plan established by the Company, the plan cycle of which ends within 12 months after the date of Executive's death, shall be paid at the normal time to Executive's estate.

                  9. Effect of Termination of Employment.

                           (a) Without Cause Termination and Constructive
Discharge Absent a Change of Control
or a Special Change of Control. If Executive's employment terminates during the Period of Employment in circumstances in which no Change of Control (as defined below) or Special Change of Control (as defined below) has occurred, due to a Without Cause Termination (as defined below) or a Constructive Discharge (as defined below), subject to Executive executing a general release of claims as more fully described in Section 9(e) hereof, the Company will pay or provide, as the case may be, Executive (or Executive's surviving spouse, estate or personal representative, as applicable) upon such event: (i) Base Salary earned but unpaid as of the effective date of such termination of employment; (ii) a lump sum payment equal to the Severance Pay Amount (as defined below); and (iii) coverage during the Benefits Continuation Period (as defined below) under the following employee benefit plans or provisions for comparable benefits outside such plans, but only to the extent comparable coverage is not provided by any new employer, (x) the Company's Group Health Insurance Program, (y) the LTD Plan (as provided under such plan, Executive shall be required to pay the premium), and (z) the Company's Group Life and Accidental Death and Dismemberment Insurance (at the levels in effect at the date of termination of employment). As used in this Agreement, the term "Severance Pay Amount" shall equal the amount of Executive's then current Base Salary payable to Executive during one month multiplied by (x) twelve (12) if Executive has been employed by the Company for less than ten (10) continuous unbroken years of service, or (y) eighteen (18) if Executive has been employed by the Company for between ten (10) and twenty (20) continuous unbroken years of service, or (z) twenty-four (24) if Executive has been employed by the Company for more than twenty (20) continuous unbroken years of service.

                           (b) Without Cause Termination and Constructive
Discharge Following a Change of
Control or a Special Change of Control. If Executive's employment terminates during the Period of Employment due to a Without Cause Termination or a Constructive Discharge within the twenty-four (24) month period following a Change of Control or a Special Change of Control, then the Company will provide Executive (or Executive's surviving spouse, estate or personal representative, as applicable) the following payments and/or benefits upon such event: (i) Base Salary earned but unpaid as of the effective date of such termination of employment; (ii) a lump sum amount equal to twenty-four (24) months of Executive's then current Base Salary; (iii) the "target incentive amount" under any executive annual incentive plan established by the Company for a fiscal year ending during the Benefits Continuation Period, and the same "target incentive amount" for any such executive annual incentive plan, pro-rated to the end of the Benefits Continuation Period, for a fiscal year commencing during but ending after the Benefit Continuation Period, or the equivalent under any bonus or variable compensation plan which may hereafter be adopted by the Company in lieu of such executive annual incentive plan; (iv) accelerated vesting of all stock options and restricted stock granted to Executive under any executive long term incentive plan established by the Company but not yet vested on the effective date of termination of employment, or at the Company's option, the cash value of the stock options and restricted stock forfeited under such grants based on fair market value on the effective date of termination of employment; (v) accelerated vesting of all "target" restricted performance shares awarded to Executive under any executive long term incentive plan established by the Company that would be earned in the fiscal year of termination of employment or subsequent fiscal years, or at the Company's option, the cash value of the "target" restricted performance shares forfeited under such awards based on fair market value on the effective date of termination of employment; (vi) coverage during the Benefits Continuation Period under the following employee benefit plans or provisions for comparable benefits outside such plans, but only to the extent comparable coverage is not provided by any new employer, for (x) the Company's Group Health Insurance Program, (y) the LTD Plan (as provided under such plan, Executive shall be required to pay the premium), and (z) the Company's Group Life and Accidental Death and Dismemberment Insurance (at the levels in effect at the date of termination of employment); (vii) all payments and benefits to which Executive may be entitled pursuant to the terms and conditions of the SERP; and
(viii) all payments and benefits to which Executive may be entitled under the Company's Non-Qualified Supplemental Benefit Plan.

                           (c) Termination for Cause; Resignation. If
Executive's employment terminates due to a Termination for Cause (as defined below) or a Resignation (as defined below), Base Salary earned but unpaid as of the date of such termination will be paid to Executive in a lump sum and the Company will have no further obligations to Executive hereunder. In the event any termination of Executive's employment for any reason, Executive if so requested by the Company agrees to assist in the orderly transfer of authority and responsibility to Executive's successor.

                           (d) For purposes of this Agreement, the following
capitalized terms have the
following meanings:

                                    (i) "Benefits Continuation Period" means
that number of months which is
equal to the number of months of Base Salary that Executive receives as a lump sum severance payment in accordance with Sections 9(a) or 9(b) hereof.

                                    (ii) "Change of Control" shall have the
meaning set forth in the SERP.

                                    (iii) "Constructive Discharge" means: (A)
any material failure by the
Company to fulfill its obligations under this Agreement (including, without limitation, any reduction of the Base Salary, as the same may be increased during the Period of Employment, or other material element of compensation); (B) a material and adverse change to, or a material reduction of, Executive's duties and responsibilities to the Company; or (C) the relocation of Executive's primary office to any location more than fifty (50) miles from the Company's principal executive offices. Executive will provide the Company a written notice which describes the circumstances being relied upon for all terminations of employment by Executive resulting from any circumstances claimed to be a Constructive Discharge thirty (30) days after the event giving rise to the notice. The Company will have thirty (30) days after receipt of such notice to remedy the situation prior to Executive's termination of employment due to a Constructive Discharge.

                                    (iv) "Resignation" means a termination of
Executive's employment by
Executive, other than in connection with Executive's Disability pursuant to
Section 7 hereof, Death pursuant to Section 8 hereof or Constructive Discharge pursuant to Sections 9(a) or 9(b) hereof.

                                    (v) "SERP" means the Company's 1989
Supplemental Executive Retirement
Plan, as amended or restated from time to time.

                                    (vi) A "Special Change of Control" shall be
deemed to have occurred if a
Person (as hereinafter defined) who was the beneficial owner (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended), directly or indirectly, of 33-1/3% or more of the Voting Power (as hereinafter defined) of the Company on January 1, 1989, ceases to have the Voting Power to elect a majority of the board of directors of the Company. For purposes of this subsection, each of the terms "Person" and "Voting Power" shall have the meaning ascribed to it by Section 6.3 of the SERP (as if it had been used in clause (b) of Section 6.2 of the SERP). For avoidance of doubt, it is understood by Executive and the Company that the only Person who was the beneficial owner, directly or indirectly, of 33-1/3% or more of the Voting Power of the Company on January 1, 1989, was composed of W. Bradford Wiley, Deborah E. Wiley, Peter Booth Wiley and William Bradford Wiley II (including trusts for which such any such persons serves as trustee); and it is further understood that as of the date hereof, such Person was composed of Deborah E. Wiley, Peter Booth Wiley and William Bradford Wiley II (including trusts for which any such person serves as trustee). Notwithstanding the foregoing, a Special Change of Control shall not be deemed to have occurred as a result of a "person" comprising such Person ceasing to have Voting Power to elect a majority of the Board of Directors of the Company so long as the other "person" or "persons" who compose such Person, in the aggregate, continue to have Voting Power to elect a majority of the board of directors of the Company.

                                    (vii) "Termination for Cause" means: (A)
Executive's refusal or willful
and continued failure to substantially perform Executive's material duties to the best of Executive's ability under this Agreement (for reasons other than death or disability), in any such case after written notice thereof; (B) Executive's gross negligence in the performance of Executive's material duties under this Agreement; (C) any act of fraud, misappropriation, material dishonesty, embezzlement, willful misconduct or similar conduct; (D) Executive's conviction of or plea of guilty or nolo contendere to a felony or any crime involving moral turpitude; or (E) Executive's material and willful violation of any of the Company's reasonable rules, regulations, policies, directions and restrictions.

                                    (viii)  "Without Cause Termination" or
"Terminated Without Cause" means
termination of Executive's employment by the Company other than in connection with Executive's Disability pursuant to Section 7 hereof, death pursuant to
Section 8 hereof or Constructive Discharge pursuant to Sections 9(a) or 9(b) hereof, or the Company's Termination for Cause of Executive.

                           (e) Conditions to Payment. All payments and benefits
due to Executive under this
Section 9 shall be contingent upon the execution by Executive (or Executive's beneficiary or estate) of a general release of all claims to the maximum extent permitted by law against the Company, its affiliates, and their current and former officers, directors, employees and agents in such form as determined by the Company in its sole discretion.

                           (f) No Other Payments. Except as provided in this
Section 9, Executive shall not be
entitled to receive any other payments or benefits from the Company due to the termination of Executive's employment, including but not limited to, any employee benefits under any of the Company's employee benefits plans or arrangements (other than at Executive's expense under the Consolidated Omnibus Budget Reconciliation Act of 1985 or pursuant to the written terms of any pension benefit plan in which Executive is a participant in which the Company may have in effect from time to time) or any right to severance benefits. Notwithstanding the foregoing sentence, in the event of a termination of employment by Executive under the circumstances described in Section 9(b) hereof following a Change of Control, nothing in this Agreement shall reduce Executive's entitlement, if any, to any payment or benefit pursuant to the LTIP resulting from Executive's termination of employment following a Change of Control.

                           (g) Conditional Payments and Limitations.

                                    (i) In the event that (A) any payment or
benefit received or to be
received by Executive pursuant to the terms of this Agreement or of any other plan, arrangement or agreement of the Company (or any affiliate) (together, the "Payments") would, in the opinion of independent tax counsel selected by the Company and reasonably acceptable to Executive ("Tax Counsel"), be subject to the excise tax (the "Excise Tax") imposed by section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") (in whole or in part), determined as provided below, and (B) the present value of the Payments is less than 115% of the present value of an amount calculated such that no portion of the Payments would be subject to the Excise Tax, then the Payments shall be reduced (but not below zero) until no portion of the payments would be subject to the Excise Tax. In the event that (C) the Payments would, in the opinion of Tax Counsel, be subject to the Excise Tax (in whole or in part), determined as provided below, and (D) the present value of the Payments is equal to or greater than 115% of the present value of an amount calculated such that no portion of the Payments would be subject to the Excise Tax, then the Company shall pay to Executive, at the time specified in Section 9(g)(vi) below, an additional amount (the "Gross-Up Payment") such that the net amount retained by Executive, after deduction of the Excise Tax on the Covered Payments (as that term is defined below) and any federal, state and local income tax and Excise Tax upon the payment provided for by this Section 9(g), and any interest, penalties or additions to tax payable by Executive with respect thereto, shall be equal to the total present value of the Covered Payments at the time such Covered Payments are to be made.

                                    (ii) For purposes of determining whether any
of the Payments will be
subject to the Excise Tax and the amounts of such Excise Tax: (1) the total amount of the Payments shall be treated as "parachute payments" within the meaning of section 280G(b)(2) of the Code, and all "excess parachute payments" within the meaning of section 280G(b)(1) of the Code shall be treated as subject to the Excise Tax, except to the extent that, in the opinion of Tax Counsel, a Payment (in whole or in part) does not constitute a "parachute payment" within the meaning of section 280G(b)(2) of the Code, or such "excess parachute payments" (in whole or in part) are not subject to the Excise Tax; (2) the amount of the Payments that shall be treated as subject to the Excise Tax shall be equal to the lesser of (A) the total amount of the Payments or (B) the amount of "excess parachute payments" within the meaning of section 280G(b)(1) of the Code (after applying clause (1) hereof); and (3) the value of any noncash benefits or any deferred payment or benefit shall be determined by Tax Counsel in accordance with the principles of sections 280G(d)(3) and (4) of the Code.

                                    (iii) In the event that by reason of the
application of this Section
9(g), the Payments to Executive shall be reduced, then Executive may select from among the Payments those Payments to be reduced.

                                    (iv) As used in this Section 9(g), the term
"Covered Payments" shall
mean the payments and/or benefits payable to Executive pursuant to the provisions of Sections 9(b)(i), 9(b)(ii), 9(b)(iii), 9(b)(iv) and 9(b)(vi) of this Agreement (but in the case of Section 9(b)(iv), only with respect to restricted performance shares awarded to Executive that have been earned prior to a Change of Control), the SERP and the Company's Nonqualified Supplemental Benefit Plan. Covered Payments shall not include any payments and/or benefits other than those listed in the preceding sentence (including, without limitation, any payments and/or benefits under the EAIP or the LTIP), except as expressly provided above.

                                    (v) For purposes of determining the amount
of the Gross-Up Payment,
Executive shall be deemed to pay federal income taxes at the highest marginal rates of federal income taxation applicable to the individuals in the calendar year in which the Gross-Up Payment is to be made and state and local income taxes at the highest marginal rates of taxation applicable to individuals as are in effect in the state and locality of Executive's residence in the calendar year in which the Gross-Up Payment is to be made, net of the maximum reduction in federal income taxes that can be obtained from deduction of such state and local taxes taking into account any limitations applicable to individuals subject to federal income tax at the highest marginal rates.

                                    (vi)The Gross-Up Payment provided for in
Section 9(g)(i) hereof shall be
made upon the earlier of (A) the making to Executive of any Payment or (B) the imposition upon Executive or payment by Executive of any Excise Tax.

                                    (vii) If it is established pursuant to a
final determination of a court
or an Internal Revenue Service proceeding or the opinion of Tax Counsel that the Excise Tax on Covered Payments is less than the amount taken into account under
Section 9(g)(i) hereof, Executive shall repay to the Company within five days of Executive's receipt of notice of such final determination or opinion the portion of the Gross-Up Payment attributable to such reduction (plus the portion of the Gross-Up Payment attributable to the Excise Tax and federal, state and local income tax imposed on the Gross-Up Payment being repaid by Executive if such repayment results in a reduction in Excise Tax or a federal, state and local income tax deduction) plus any interest received by Executive on the amount of such repayment. If it is established pursuant to a final determination of a court or an Internal Revenue Service proceeding or the opinion of Tax Counsel that the Excise Tax on Covered Payments exceeds the amount taken into account hereunder (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-Up Payment), the Company shall make an additional Gross-Up Payment in respect of such excess within five days of the Company's receipt of notice of such final determination or opinion. Executive acknowledges that the timing of the Gross-Up Payment made by the Company to the Executive pursuant to Section 9(g) hereof is for the benefit of the Executive, and that any repayment of such Gross-Up Payment by Executive to the Company that may subsequently be required pursuant to this Section 9(g)(vii) is solely for the purposes of the Company's recoupment of compensation that the Company overpaid to Executive.

                  10. Other Duties of Executive During and After the Period of Employment.

                           (a) Non-Competition and Non-Disclosure Agreement.
Simultaneously with the execution
of this Agreement, Executive agrees to execute and to comply with the terms of the Non-Competition and Non-Disclosure Agreement (hereinafter referred to as the "Non-Competition Agreement") in the form provided to Executive by the Company. The terms and conditions of the Non-Competition Agreement are incorporated herein by reference and made a part of this Agreement as if fully set forth herein.

                           (b) Agreement To Arbitrate. Simultaneous with the
execution of this Agreement,
Executive agrees to execute and to comply with the terms of the Agreement to Arbitrate (hereinafter referred to as the "Agreement to Arbitrate") in the form provided to Executive by the Company. The terms and conditions of the Agreement to Arbitrate are incorporated herein by reference and made a part of this Agreement as if fully set forth herein.

                  11. Indemnification. The Company will indemnify Executive to the fullest extent permitted by the laws of the state of the Company's incorporation in effect at that time, or the certificate of incorporation and by-laws of Company, whichever affords the greater protection to Executive.

                  12. Mitigation. Executive will not be required to mitigate the amount of any payment provided for hereunder by seeking other employment or otherwise, nor will the amount of any such payment be reduced by any compensation earned by Executive as the result of employment by another employer after the date Executive's employment hereunder terminates.

                  13. Withholding Taxes. Executive acknowledges and agrees that the Company may directly or indirectly withhold from any payments under this Agreement all federal, state, city or other taxes that will be required pursuant to any law or governmental regulation.

                  14. Effect of Prior Agreements. This Agreement, together with the Non-Competition Agreement and the Agreement to Arbitrate, constitute the sole and entire agreements and understandings between Executive and the Company with respect to the matters covered thereby, and there are no other promises, agreements, representations, warranties or other statements between Executive and the Company in respect to such matters not expressly set forth in these agreements. These agreements supersede all prior and contemporaneous agreements, understandings or other arrangements, whether written or oral, concerning the subject matter thereof. Upon execution of this Agreement, Executive's existing employment agreement with the Company shall be superceded by this Agreement in its entirety and shall be of no further force and effect.

                  15. Notices. Any notice required, permitted, or desired to be given pursuant to any of the provisions of this Agreement shall be deemed to have been sufficiently given or served for all purposes if delivered in person or sent by registered or certified mail, return receipt requested, postage and fees prepaid, as follows:

                  If to the Company, at:

                           John Wiley & Sons, Inc.
                           111 River Street
                           Hoboken, New Jersey 07030
                           Attention:  Chief Executive Officer

                           with a copy to:

                           John Wiley & Sons, Inc.
                           111 River Street
                           Hoboken, New Jersey 07030
                           Attention: General Counsel


Either of the parties hereto may at any time and from time to time change the address to which notices shall be sent hereunder by notice to the other party.

                  16. Assignability. The obligations of Executive may not be delegated and, except as expressly provided in Section 8 hereof relating to the designation of a beneficiary in the event of death, Executive may not, without the Company's written consent thereto, assign, transfer, convey, pledge, encumber, hypothecate or otherwise dispose of this Agreement or any interest therein. Any such attempted delegation or disposition shall be null and void and without effect. The Company and Executive agree that this Agreement and all of the Company's rights and obligations hereunder may be assigned or transferred by the Company to and may be assumed by and become binding upon and may inure to the benefit of any affiliate of or successor to the Company. The term "successor" shall mean (with respect to the Company or any of its subsidiaries) any other corporation or other business entity which, by merger, consolidation, purchase of the assets, or otherwise, acquires all or a material part of the assets of the Company. Any assignment by the Company of its rights or obligations hereunder to any affiliate of or successor to the Company shall not be a termination of employment for purposes of this Agreement.

                  17. Modification. This Agreement may not be modified or amended except in writing signed by the parties. No term or condition of this Agreement will be deemed to have been waived except in writing by the party charged with waiver. A waiver will operate only as to the specific term or condition waived and will not constitute a waiver for the future or act on anything other than that which is specifically waived.

                  18. Governing Law. This Agreement will be construed and interpreted pursuant to the laws of the State of New York, without regard to such State's conflict of law rules.

                  19. Separability. All provisions of this Agreement are intended to be severable. In the event any provision or restriction contained herein is held to be invalid or unenforceable in any respect, in whole or in part, such finding will in no way affect the validity or enforceability of any other provision of this Agreement. The parties hereto further agree that any such invalid or unenforceable provision will be deemed modified so that it will be enforced to the greatest extent permissible under law, and to the extent that any court of competent jurisdiction determines any restriction herein to be unreasonable in any respect, such court may limit this Agreement to render it reasonable in the light of the circumstances in which it was entered into and specifically enforce this Agreement as limited.

                  20. No Waiver: No course of dealing or any delay on the part of the Company or Executive in exercising any rights hereunder shall operate as a waiver of any such rights. No waiver of any default or breach of this Agreement shall be deemed a continuing waiver of any other breach or default.

                  21. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

                  IN WITNESS WHEREOF, the parties have caused this Agreement to be executed and delivered, effective as of the date first indicated above by a duly authorized officer of the Company.

EXECUTIVE:                                  JOHN WILEY & SONS, INC.



/S/   Richard S. Rudick              /S/   William J. Pesce
--------------------------------    ------------------------------------------
      Richard S. Rudick                    William J. Pesce
                                           President and Chief Executive Officer



Signed April 29, 2003

                                                                 Exhibit 10.26



                              EMPLOYMENT AGREEMENT

                  EMPLOYMENT AGREEMENT (this "Agreement") made as of the 10th day of March, 2003, by and between John Wiley & Sons, Inc., a New York corporation, with offices at 111 River Street, Hoboken, New Jersey 07030 (hereinafter referred to as the "Company"), Timothy King (hereinafter referred to as "Executive").

                  WHEREAS, the executive is currently employed with the Company, and Executive desires to serve the Company in such capacity.

                  NOW THEREFORE, in consideration of the foregoing and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

                  1. Employment. The Company agrees to employ Executive and Executive agrees to be employed by the Company for the Period of Employment (as defined below) and upon the terms and conditions provided in this Agreement.

                  2. Position and Responsibilities.

                           (a) During the Period of Employment, Executive will
serve as Senior Vice President Planning and Development of the Company, and subject to the direction of the Company's Chief Executive Officer ("CEO") will perform such duties and exercise such supervision with regard to the business of the Company as are associated with such position, as well as such other duties as may be prescribed from time to time by the CEO. Executive shall be subject to and shall observe and carry out such reasonable rules, regulations, policies, directions and restrictions consistent with the duties to be performed by Executive hereunder as the Company shall from time to time establish.

                           (b) Executive will, during the Period of Employment,
devote Executive's full
business time and attention to the faithful and competent performance of services for the Company. Executive hereby represents and warrants to the Company that Executive has no obligations under any existing employment or service agreement and that Executive's performance of the services required of Executive hereunder will not conflict with any other existing obligations or commitments. Nothing in this Agreement shall preclude Executive from engaging, consistent with Executive's duties and responsibilities hereunder, in charitable and community affairs.

                           (c) Executive shall perform the duties contemplated
hereunder at the principal
executive office of the Company and at such other locations as may be reasonably necessary to the performance of such duties, and Executive shall do such traveling as may be reasonably required of Executive in the performance of such duties.

                  3. Period of Employment. The period of Executive's employment under this Agreement (the "Period of Employment") will begin on March 1, 2003 (the "Commencement Date"), and end on the second anniversary thereof, subject to earlier termination and further renewal as provided in this Agreement. Executive's Period of Employment shall automatically renew for subsequent two year periods, subject to the terms of this Agreement, unless either party gives written notice 90 days or more prior to the expiration of the then existing Period of Employment of Executive's or the Company's decision not to renew. A decision by the Company not to renew other than as a result of Executive's death or Disability (as defined below), and other than in circumstances which would give rise to a Termination for Cause (as defined below) shall be treated as a Without Cause Termination (as defined below), and so governed by the provisions of Section 9 hereof.

                  4. Compensation and Benefits. For all services rendered by Executive pursuant to this Agreement during the Period of Employment, including services as an executive, officer, director or committee member of the Company or any of its subsidiaries or affiliates, Executive will be compensated as follows:

                           (a) Base Salary. The Company will pay Executive a
fixed base salary ("Base Salary")
of not less than Executive's base salary as of the effective date of this agreement. Executive will be eligible to receive annual increases as the Company's Board of Directors (the "Board") deems appropriate, in accordance with the Company's customary procedures regarding the salaries of senior officers. Base Salary will be payable according to the customary payroll practices of the Company but in no event less frequently than once each month.

                           (b) Executive Compensation Plans. Executive shall be
eligible to participate in all
of the Company's executive compensation plans in effect on the date hereof in which any senior executive of the Company is eligible to participate, including but not limited to the Company's Executive Annual Incentive Plan, as amended or restated from time to time (the "EAIP"), the Company's Long Term Incentive Plan, as amended or restated from time to time (the "LTIP"), or equivalents, for so long as such plans remain in effect. Nothing in this Agreement shall require the Company or its affiliates to establish, maintain or continue any executive compensation plan or restrict the right of the Company or any of its affiliates to amend, modify or terminate any such plan.

                           (c) Participation in Benefit Plans. To the extent
that Executive's participation or
coverage is not duplicative of that provided under an executive compensation plan or arrangement in which Executive is eligible to participate, the Company shall afford Executive with an opportunity to participate in any health care, dental, disability insurance, life insurance, retirement, savings and any other employee benefits plans, policies or arrangements which the Company maintains for its employees in accordance with the written terms of such plans, policies or arrangements. Nothing in this Agreement shall require the Company or its affiliates to establish, maintain or continue any benefit plans, policies or arrangements or restrict the right of the Company or any of its affiliates to amend, modify or terminate any such benefit plan, policy or arrangement.

                           (d) Vacations, Holidays or Temporary Leave. Executive
shall be entitled to take four
weeks of vacation per calendar year, or such greater amount, if any, as provided in the policies of the Company then applicable to Executive, without loss or diminution of compensation. Such vacation shall be taken at such time or times consistent with the needs of the Company's business. Executive shall further be entitled to the number of paid holidays, and leaves for illness or temporary disability in accordance with the Company's policies as such policies may be amended from time to time or terminated in the Company's sole discretion.

                  5. Other Offices. Executive agrees to serve without additional compensation, if elected or appointed thereto, as an officer or director of any of the Company's subsidiaries or affiliates or as any other officer of the Company.

                  6. Business Expenses. The Company will reimburse Executive for all reasonable travel and other expenses incurred by Executive in connection with the performance of Executive's duties and obligations under this Agreement. Executive will comply with such limitations and reporting requirements with respect to expenses as may be established by Company from time to time and will promptly provide all appropriate and requested documentation in connection with such expenses.

                  7. Disability. If Executive becomes Disabled (as defined below) during the Period of Employment, the Company may, in its discretion, hire a permanent replacement to fill the position previously held and to perform the duties previously performed by Executive, provided, however, the Company shall continue Executive's employment with the Company on an inactive basis to the extent necessary to continue to maintain Executive's eligibility for benefits available under the Company's Group Long-Term Disability Insurance Plan or under any generally similar plan then in effect (the "LTD Plan") and such other employee benefit plans that are generally available to employees receiving benefits under the LTD Plan, in accordance with the terms of such plan(s) as they may be amended from time to time. For purposes of this Agreement, "Disabled" or "Disability" means Executive's inability, because of mental or physical illness or incapacity, whether total or partial, to perform one or more of the primary duties of Executive's employment, with or without reasonable accommodation, for a length of time that the Company determines is sufficient to satisfy such obligations as it may have under the Family and Medical Leave Act ("FMLA") and such "reasonable accommodation" obligations it may have under federal, state or local disability laws. Upon Executive's entitlement to receive benefits available under the LTD Plan and such other benefits generally available to employees receiving benefits under the LTD Plan, the Company's obligation to provide Executive compensation and other benefits pursuant to Section 4 hereof shall cease. In the event that Executive ceases to be Disabled and Executive is able to return to work and Executive's former position is not open, the Company will endeavor to find, and will work interactively with Executive to find, a position of comparable responsibility, compensation and benefits and to reinstate Executive to such position, if such a position is available at the conclusion of Executive's disability leave of absence. Prior to restoration of Executive to active employment with the Company, Executive shall cooperate in obtaining all fitness for duty certifications from Executive's treating physician(s) and such other physicians as the Company may request in accordance with the FMLA and federal, state and local disability and worker's compensation laws. Within fifteen (15) days of receipt of all medical certification(s) requested by the Company, if the Company does not restore Executive to active employment with the Company, then at that time Executive's employment with the Company will be deemed to have terminated. Under the policy currently in effect for employees of the Company, such termination will be treated as a Without Cause Termination in accordance with Paragraph 9(a) below, provided the Executive has not then attained the age of
65. Nothing in this Agreement shall require the Company to continue such policy, and such termination shall be treated in accordance with the policy applicable at the time the Executive becomes disabled.

                  8. Death. In the event of the death of Executive during the Period of Employment, the Period of Employment will end and the Company's obligation to make payments under this Agreement will cease as of the date of death, except that the Company will pay Executive's beneficiary designated for purposes of Executive's life insurance provided by the Company or absent such designation to Executive's estate Executive's Base Salary until the end of the month in which Executive dies, and except for any rights and benefits of Executive under the benefit plans and programs of the Company including, without limitation, the SERP (as defined below) in which Executive is a participant, as determined in accordance with the terms and provisions of such plans and programs. The payout under the EAIP, or equivalent, for the fiscal year in which Executive's death occurs, shall be annualized and paid at the normal time to Executive's estate pro rata to the date of death. The value of the "payout amount," in cash, for any executive long term incentive plan established by the Company, the plan cycle of which ends within 12 months after the date of Executive's death, shall be paid at the normal time to Executive's estate.

                  9. Effect of Termination of Employment.

                           (a) Without Cause Termination and Constructive
Discharge Absent a Change of Control
or a Special Change of Control. If Executive's employment terminates during the Period of Employment in circumstances in which no Change of Control (as defined below) or Special Change of Control (as defined below) has occurred, due to a Without Cause Termination (as defined below) or a Constructive Discharge (as defined below), subject to Executive executing a general release of claims as more fully described in Section 9(e) hereof, the Company will pay or provide, as the case may be, Executive (or Executive's surviving spouse, estate or personal representative, as applicable) upon such event: (i) Base Salary earned but unpaid as of the effective date of such termination of employment; (ii) a lump sum payment equal to the Severance Pay Amount (as defined below); and (iii) coverage during the Benefits Continuation Period (as defined below) under the following employee benefit plans or provisions for comparable benefits outside such plans, but only to the extent comparable coverage is not provided by any new employer, (x) the Company's Group Health Insurance Program, (y) the LTD Plan (as provided under such plan, Executive shall be required to pay the premium), and (z) the Company's Group Life and Accidental Death and Dismemberment Insurance (at the levels in effect at the date of termination of employment). As used in this Agreement, the term "Severance Pay Amount" shall equal the amount of Executive's then current Base Salary payable to Executive during one month multiplied by (x) twelve (12) if Executive has been employed by the Company for less than ten (10) continuous unbroken years of service, or (y) eighteen (18) if Executive has been employed by the Company for between ten (10) and twenty (20) continuous unbroken years of service, or (z) twenty-four (24) if Executive has been employed by the Company for more than twenty (20) continuous unbroken years of service.

                           (b) Without Cause Termination and Constructive
Discharge Following a Change of
Control or a Special Change of Control. If Executive's employment terminates during the Period of Employment due to a Without Cause Termination or a Constructive Discharge within the twenty-four (24) month period following a Change of Control or a Special Change of Control, then the Company will provide Executive (or Executive's surviving spouse, estate or personal representative, as applicable) the following payments and/or benefits upon such event: (i) Base Salary earned but unpaid as of the effective date of such termination of employment; (ii) a lump sum amount equal to twenty-four (24) months of Executive's then current Base Salary; (iii) the "target incentive amount" under any executive annual incentive plan established by the Company for a fiscal year ending during the Benefits Continuation Period, and the same "target incentive amount" for any such executive annual incentive plan, pro-rated to the end of the Benefits Continuation Period, for a fiscal year commencing during but ending after the Benefit Continuation Period, or the equivalent under any bonus or variable compensation plan which may hereafter be adopted by the Company in lieu of such executive annual incentive plan; (iv) accelerated vesting of all stock options and restricted stock granted to Executive under any executive long term incentive plan established by the Company but not yet vested on the effective date of termination of employment, or at the Company's option, the cash value of the stock options and restricted stock forfeited under such grants based on fair market value on the effective date of termination of employment; (v) accelerated vesting of all "target" restricted performance shares awarded to Executive under any executive long term incentive plan established by the Company that would be earned in the fiscal year of termination of employment or subsequent fiscal years, or at the Company's option, the cash value of the "target" restricted performance shares forfeited under such awards based on fair market value on the effective date of termination of employment; (vi) coverage during the Benefits Continuation Period under the following employee benefit plans or provisions for comparable benefits outside such plans, but only to the extent comparable coverage is not provided by any new employer, for (x) the Company's Group Health Insurance Program, (y) the LTD Plan (as provided under such plan, Executive shall be required to pay the premium), and (z) the Company's Group Life and Accidental Death and Dismemberment Insurance (at the levels in effect at the date of termination of employment); (vii) all payments and benefits to which Executive may be entitled pursuant to the terms and conditions of the SERP; and
(viii) all payments and benefits to which Executive may be entitled under the Company's Non-Qualified Supplemental Benefit Plan.

                           (c) Termination for Cause; Resignation. If
Executive's employment terminates due to a Termination for Cause (as defined below) or a Resignation (as defined below), Base Salary earned but unpaid as of the date of such termination will be paid to Executive in a lump sum and the Company will have no further obligations to Executive hereunder. In the event any termination of Executive's employment for any reason, Executive if so requested by the Company agrees to assist in the orderly transfer of authority and responsibility to Executive's successor.

                           (d) For purposes of this Agreement, the following
capitalized terms have the
following meanings:

                                    (i) "Benefits Continuation Period" means
that number of months which is
equal to the number of months of Base Salary that Executive receives as a lump sum severance payment in accordance with Sections 9(a) or 9(b) hereof.

                                    (ii) "Change of Control" shall have the
meaning set forth in the SERP.

                                    (iii) "Constructive Discharge" means: (A)
any material failure by the
Company to fulfill its obligations under this Agreement (including, without limitation, any reduction of the Base Salary, as the same may be increased during the Period of Employment, or other material element of compensation); (B) a material and adverse change to, or a material reduction of, Executive's duties and responsibilities to the Company; or (C) the relocation of Executive's primary office to any location more than fifty (50) miles from the Company's principal executive offices. Executive will provide the Company a written notice which describes the circumstances being relied upon for all terminations of employment by Executive resulting from any circumstances claimed to be a Constructive Discharge thirty (30) days after the event giving rise to the notice. The Company will have thirty (30) days after receipt of such notice to remedy the situation prior to Executive's termination of employment due to a Constructive Discharge.

                                    (iv) "Resignation" means a termination of
Executive's employment by
Executive, other than in connection with Executive's Disability pursuant to
Section 7 hereof, Death pursuant to Section 8 hereof or Constructive Discharge pursuant to Sections 9(a) or 9(b) hereof.

                                    (v) "SERP" means the Company's 1989
Supplemental Executive Retirement
Plan, as amended or restated from time to time.

                                    (vi) A "Special Change of Control" shall be
deemed to have occurred if a
Person (as hereinafter defined) who was the beneficial owner (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended), directly or indirectly, of 33-1/3% or more of the Voting Power (as hereinafter defined) of the Company on January 1, 1989, ceases to have the Voting Power to elect a majority of the board of directors of the Company. For purposes of this subsection, each of the terms "Person" and "Voting Power" shall have the meaning ascribed to it by Section 6.3 of the SERP (as if it had been used in clause (b) of Section 6.2 of the SERP). For avoidance of doubt, it is understood by Executive and the Company that the only Person who was the beneficial owner, directly or indirectly, of 33-1/3% or more of the Voting Power of the Company on January 1, 1989, was composed of W. Bradford Wiley, Deborah E. Wiley, Peter Booth Wiley and William Bradford Wiley II (including trusts for which such any such persons serves as trustee); and it is further understood that as of the date hereof, such Person was composed of Deborah E. Wiley, Peter Booth Wiley and William Bradford Wiley II (including trusts for which any such person serves as trustee). Notwithstanding the foregoing, a Special Change of Control shall not be deemed to have occurred as a result of a "person" comprising such Person ceasing to have Voting Power to elect a majority of the Board of Directors of the Company so long as the other "person" or "persons" who compose such Person, in the aggregate, continue to have Voting Power to elect a majority of the board of directors of the Company.

                                    (vii) "Termination for Cause" means: (A)
Executive's refusal or willful
and continued failure to substantially perform Executive's material duties to the best of Executive's ability under this Agreement (for reasons other than death or disability), in any such case after written notice thereof; (B) Executive's gross negligence in the performance of Executive's material duties under this Agreement; (C) any act of fraud, misappropriation, material dishonesty, embezzlement, willful misconduct or similar conduct; (D) Executive's conviction of or plea of guilty or nolo contendere to a felony or any crime involving moral turpitude; or (E) Executive's material and willful violation of any of the Company's reasonable rules, regulations, policies, directions and restrictions.

                                    (viii)  "Without Cause Termination" or
"Terminated Without Cause" means
termination of Executive's employment by the Company other than in connection with Executive's Disability pursuant to Section 7 hereof, death pursuant to
Section 8 hereof or Constructive Discharge pursuant to Sections 9(a) or 9(b) hereof, or the Company's Termination for Cause of Executive.

                           (e) Conditions to Payment. All payments and benefits
due to Executive under this
Section 9 shall be contingent upon the execution by Executive (or Executive's beneficiary or estate) of a general release of all claims to the maximum extent permitted by law against the Company, its affiliates, and their current and former officers, directors, employees and agents in such form as determined by the Company in its sole discretion.

                           (f) No Other Payments. Except as provided in this
Section 9, Executive shall not be
entitled to receive any other payments or benefits from the Company due to the termination of Executive's employment, including but not limited to, any employee benefits under any of the Company's employee benefits plans or arrangements (other than at Executive's expense under the Consolidated Omnibus Budget Reconciliation Act of 1985 or pursuant to the written terms of any pension benefit plan in which Executive is a participant in which the Company may have in effect from time to time) or any right to severance benefits. Notwithstanding the foregoing sentence, in the event of a termination of employment by Executive under the circumstances described in Section 9(b) hereof following a Change of Control, nothing in this Agreement shall reduce Executive's entitlement, if any, to any payment or benefit pursuant to the LTIP resulting from Executive's termination of employment following a Change of Control.

                           (g) Conditional Payments and Limitations.

                                    (i) In the event that (A) any payment or
benefit received or to be
received by Executive pursuant to the terms of this Agreement or of any other plan, arrangement or agreement of the Company (or any affiliate) (together, the "Payments") would, in the opinion of independent tax counsel selected by the Company and reasonably acceptable to Executive ("Tax Counsel"), be subject to the excise tax (the "Excise Tax") imposed by section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") (in whole or in part), determined as provided below, and (B) the present value of the Payments is less than 115% of the present value of an amount calculated such that no portion of the Payments would be subject to the Excise Tax, then the Payments shall be reduced (but not below zero) until no portion of the payments would be subject to the Excise Tax. In the event that (C) the Payments would, in the opinion of Tax Counsel, be subject to the Excise Tax (in whole or in part), determined as provided below, and (D) the present value of the Payments is equal to or greater than 115% of the present value of an amount calculated such that no portion of the Payments would be subject to the Excise Tax, then the Company shall pay to Executive, at the time specified in Section 9(g)(vi) below, an additional amount (the "Gross-Up Payment") such that the net amount retained by Executive, after deduction of the Excise Tax on the Covered Payments (as that term is defined below) and any federal, state and local income tax and Excise Tax upon the payment provided for by this Section 9(g), and any interest, penalties or additions to tax payable by Executive with respect thereto, shall be equal to the total present value of the Covered Payments at the time such Covered Payments are to be made.

                                    (ii) For purposes of determining whether any
of the Payments will be
subject to the Excise Tax and the amounts of such Excise Tax: (1) the total amount of the Payments shall be treated as "parachute payments" within the meaning of section 280G(b)(2) of the Code, and all "excess parachute payments" within the meaning of section 280G(b)(1) of the Code shall be treated as subject to the Excise Tax, except to the extent that, in the opinion of Tax Counsel, a Payment (in whole or in part) does not constitute a "parachute payment" within the meaning of section 280G(b)(2) of the Code, or such "excess parachute payments" (in whole or in part) are not subject to the Excise Tax; (2) the amount of the Payments that shall be treated as subject to the Excise Tax shall be equal to the lesser of (A) the total amount of the Payments or (B) the amount of "excess parachute payments" within the meaning of section 280G(b)(1) of the Code (after applying clause (1) hereof); and (3) the value of any noncash benefits or any deferred payment or benefit shall be determined by Tax Counsel in accordance with the principles of sections 280G(d)(3) and (4) of the Code.

                                    (iii) In the event that by reason of the
application of this Section
9(g), the Payments to Executive shall be reduced, then Executive may select from among the Payments those Payments to be reduced.

                                    (iv) As used in this Section 9(g), the term
"Covered Payments" shall
mean the payments and/or benefits payable to Executive pursuant to the provisions of Sections 9(b)(i), 9(b)(ii), 9(b)(iii), 9(b)(iv) and 9(b)(vi) of this Agreement (but in the case of Section 9(b)(iv), only with respect to restricted performance shares awarded to Executive that have been earned prior to a Change of Control), the SERP and the Company's Nonqualified Supplemental Benefit Plan. Covered Payments shall not include any payments and/or benefits other than those listed in the preceding sentence (including, without limitation, any payments and/or benefits under the EAIP or the LTIP), except as expressly provided above.

                                    (v) For purposes of determining the amount
of the Gross-Up Payment,
Executive shall be deemed to pay federal income taxes at the highest marginal rates of federal income taxation applicable to the individuals in the calendar year in which the Gross-Up Payment is to be made and state and local income taxes at the highest marginal rates of taxation applicable to individuals as are in effect in the state and locality of Executive's residence in the calendar year in which the Gross-Up Payment is to be made, net of the maximum reduction in federal income taxes that can be obtained from deduction of such state and local taxes taking into account any limitations applicable to individuals subject to federal income tax at the highest marginal rates.

                                    (vi)The Gross-Up Payment provided for in
Section 9(g)(i) hereof shall be
made upon the earlier of (A) the making to Executive of any Payment or (B) the imposition upon Executive or payment by Executive of any Excise Tax.

                                    (vii) If it is established pursuant to a
final determination of a court
or an Internal Revenue Service proceeding or the opinion of Tax Counsel that the Excise Tax on Covered Payments is less than the amount taken into account under
Section 9(g)(i) hereof, Executive shall repay to the Company within five days of Executive's receipt of notice of such final determination or opinion the portion of the Gross-Up Payment attributable to such reduction (plus the portion of the Gross-Up Payment attributable to the Excise Tax and federal, state and local income tax imposed on the Gross-Up Payment being repaid by Executive if such repayment results in a reduction in Excise Tax or a federal, state and local income tax deduction) plus any interest received by Executive on the amount of such repayment. If it is established pursuant to a final determination of a court or an Internal Revenue Service proceeding or the opinion of Tax Counsel that the Excise Tax on Covered Payments exceeds the amount taken into account hereunder (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-Up Payment), the Company shall make an additional Gross-Up Payment in respect of such excess within five days of the Company's receipt of notice of such final determination or opinion. Executive acknowledges that the timing of the Gross-Up Payment made by the Company to the Executive pursuant to Section 9(g) hereof is for the benefit of the Executive, and that any repayment of such Gross-Up Payment by Executive to the Company that may subsequently be required pursuant to this Section 9(g)(vii) is solely for the purposes of the Company's recoupment of compensation that the Company overpaid to Executive.

                  10. Other Duties of Executive During and After the Period of Employment.

                           (a) Non-Competition and Non-Disclosure Agreement.
Simultaneously with the execution
of this Agreement, Executive agrees to execute and to comply with the terms of the Non-Competition and Non-Disclosure Agreement (hereinafter referred to as the "Non-Competition Agreement") in the form provided to Executive by the Company. The terms and conditions of the Non-Competition Agreement are incorporated herein by reference and made a part of this Agreement as if fully set forth herein.

                           (b) Agreement To Arbitrate. Simultaneous with the
execution of this Agreement,
Executive agrees to execute and to comply with the terms of the Agreement to Arbitrate (hereinafter referred to as the "Agreement to Arbitrate") in the form provided to Executive by the Company. The terms and conditions of the Agreement to Arbitrate are incorporated herein by reference and made a part of this Agreement as if fully set forth herein.

                  11. Indemnification. The Company will indemnify Executive to the fullest extent permitted by the laws of the state of the Company's incorporation in effect at that time, or the certificate of incorporation and by-laws of Company, whichever affords the greater protection to Executive.

                  12. Mitigation. Executive will not be required to mitigate the amount of any payment provided for hereunder by seeking other employment or otherwise, nor will the amount of any such payment be reduced by any compensation earned by Executive as the result of employment by another employer after the date Executive's employment hereunder terminates.

                  13. Withholding Taxes. Executive acknowledges and agrees that the Company may directly or indirectly withhold from any payments under this Agreement all federal, state, city or other taxes that will be required pursuant to any law or governmental regulation.

                  14. Effect of Prior Agreements. This Agreement, together with the Non-Competition Agreement and the Agreement to Arbitrate, constitute the sole and entire agreements and understandings between Executive and the Company with respect to the matters covered thereby, and there are no other promises, agreements, representations, warranties or other statements between Executive and the Company in respect to such matters not expressly set forth in these agreements. These agreements supersede all prior and contemporaneous agreements, understandings or other arrangements, whether written or oral, concerning the subject matter thereof. Upon execution of this Agreement, Executive's existing employment agreement with the Company shall be superceded by this Agreement in its entirety and shall be of no further force and effect.

                  15. Notices. Any notice required, permitted, or desired to be given pursuant to any of the provisions of this Agreement shall be deemed to have been sufficiently given or served for all purposes if delivered in person or sent by registered or certified mail, return receipt requested, postage and fees prepaid, as follows:

                  If to the Company, at:

                           John Wiley & Sons, Inc.
                           111 River Street
                           Hoboken, New Jersey 07030
                           Attention:  Chief Executive Officer

                           with a copy to:

                           John Wiley & Sons, Inc.
                           111 River Street
                           Hoboken, New Jersey 07030
                           Attention: General Counsel


Either of the parties hereto may at any time and from time to time change the address to which notices shall be sent hereunder by notice to the other party.

                  16. Assignability. The obligations of Executive may not be delegated and, except as expressly provided in Section 8 hereof relating to the designation of a beneficiary in the event of death, Executive may not, without the Company's written consent thereto, assign, transfer, convey, pledge, encumber, hypothecate or otherwise dispose of this Agreement or any interest therein. Any such attempted delegation or disposition shall be null and void and without effect. The Company and Executive agree that this Agreement and all of the Company's rights and obligations hereunder may be assigned or transferred by the Company to and may be assumed by and become binding upon and may inure to the benefit of any affiliate of or successor to the Company. The term "successor" shall mean (with respect to the Company or any of its subsidiaries) any other corporation or other business entity which, by merger, consolidation, purchase of the assets, or otherwise, acquires all or a material part of the assets of the Company. Any assignment by the Company of its rights or obligations hereunder to any affiliate of or successor to the Company shall not be a termination of employment for purposes of this Agreement.

                  17. Modification. This Agreement may not be modified or amended except in writing signed by the parties. No term or condition of this Agreement will be deemed to have been waived except in writing by the party charged with waiver. A waiver will operate only as to the specific term or condition waived and will not constitute a waiver for the future or act on anything other than that which is specifically waived.

                  18. Governing Law. This Agreement will be construed and interpreted pursuant to the laws of the State of New York, without regard to such State's conflict of law rules.

                  19. Separability. All provisions of this Agreement are intended to be severable. In the event any provision or restriction contained herein is held to be invalid or unenforceable in any respect, in whole or in part, such finding will in no way affect the validity or enforceability of any other provision of this Agreement. The parties hereto further agree that any such invalid or unenforceable provision will be deemed modified so that it will be enforced to the greatest extent permissible under law, and to the extent that any court of competent jurisdiction determines any restriction herein to be unreasonable in any respect, such court may limit this Agreement to render it reasonable in the light of the circumstances in which it was entered into and specifically enforce this Agreement as limited.

                  20. No Waiver: No course of dealing or any delay on the part of the Company or Executive in exercising any rights hereunder shall operate as a waiver of any such rights. No waiver of any default or breach of this Agreement shall be deemed a continuing waiver of any other breach or default.

                  21. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

                  IN WITNESS WHEREOF, the parties have caused this Agreement to be executed and delivered, effective as of the date first indicated above by a duly authorized officer of the Company.

EXECUTIVE:                                  JOHN WILEY & SONS, INC.



/S/      Timothy King                /S/   William J. Pesce
---------------------------          --------------------------------
         Timothy King                      William J. Pesce
                                           President and Chief Executive Officer



Signed April 29, 2003