Form 10-Q
period 2003-07-31
WILEY JOHN & SONS INC
filed 2003-09-15
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended July 31, 2003         Commission File No. 1-11507

                                       OR

[  ]             TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                          OF THE SECURITIES ACT OF 1934
                        For the transition period from to

                             JOHN WILEY & SONS, INC.
             (Exact name of Registrant as specified in its charter)

NEW YORK                                     13-5593032
------------------------------------------   -----------------------------------
(State or other jurisdiction of              I.R.S. Employer Identification No.)
incorporation or organization)

111 RIVER STREET, HOBOKEN NJ                            07030
----------------------------                 --------------------------------
(Address of principal executive offices)                Zip Code

Registrant's telephone number, including area code      (201) 748-6000
                                                        ---------------------

                                        NOT APPLICABLE
                    Former name, former address, and former fiscal year,
                          if changed since last report

Indicate by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding of each of the Registrant's classes of common stock as of July 31, 2003 were:


                 Class A, par value $1.00 - 50,622,320
                 Class B, par value $1.00 - 11,550,364



               This is the first page of a 23-page document



                             JOHN WILEY & SONS, INC.

                                      INDEX





PART I - FINANCIAL INFORMATION                                                                     PAGE NO.

Item 1.    Financial Statements.

           Condensed Consolidated Statements of Financial Position - Unaudited
              as of July 31, 2003 and 2002, and April 30, 2003...........................................3

           Condensed Consolidated Statements of Income - Unaudited
              for the Three months ended July 31, 2003 and 2002..........................................4

           Condensed Consolidated Statements of Cash Flows - Unaudited
              for the Three Months ended July 31, 2003 and 2002......................................... 5

           Notes to Unaudited Condensed Consolidated Financial Statements.............................6-11

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................................................12-16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.. .  ........................  16-17

Item 4.    Controls and Procedures...................................... ...............................17

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.............................................................18

SIGNATURES AND CERTIFICATIONS........................................................................19-21


EXHIBITS

     99.1 - 18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer

     99.2 - 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer



                                            JOHN WILEY & SONS, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                                         (In thousands)

                                                                             (UNAUDITED)
                                                                               July 31,                        April 30,
                                                                  ------------------------------------      ----------------

Assets                                                                 2003                 2002                 2003
                                                                  ----------------     ---------------      ----------------

Current Assets
     Cash and cash equivalents                                  $          8,085                9,850     $        33,241
     Accounts receivable                                                 134,802              130,653             120,057
     Taxes receivable                                                      3,610                7,926               9,657
     Inventories                                                          83,210               80,051              83,337
     Deferred income tax benefits                                         25,870               33,622              26,028
     Prepaid expenses                                                     10,346                9,111              11,524
                                                                  ----------------     ---------------      ----------------
          Total Current Assets                                           265,923              271,213             283,844

Product Development Assets                                                61,397               57,388              60,842
Property and Equipment                                                   114,599               95,827             114,870
Intangible Assets                                                        280,105              281,310             280,872
Goodwill                                                                 193,354              190,501             192,186
Deferred Income Tax Benefits                                               2,543                1,794               2,800
Other Assets                                                              21,021               20,064              20,558
                                                                  ----------------     ---------------      ----------------
          Total Assets                                          $        938,942              918,097             955,972
                                                                  ================     ===============      ================

Liabilities & Shareholders' Equity
Current Liabilities
     Current portion of long-term debt and notes payable        $         45,000               55,000     $        35,000
     Accounts and royalties payable                                       79,110              103,264              71,296
     Deferred subscription revenue                                        84,198               82,097             131,392
     Accrued income taxes                                                 12,198               13,652               7,953
     Other accrued liabilities                                            56,675               66,434              77,624
                                                                  ----------------     ---------------      ----------------
          Total Current Liabilities                                      277,181              320,447             323,265

Long-Term Debt                                                           200,000              235,000             200,000
Accrued Pension Liability                                                 54,865               28,373              54,909
Other Long-Term Liabilities                                               28,183               22,760              28,190
Deferred Income Taxes                                                      5,847               14,572               5,604

Shareholders' Equity                                                     372,866              296,945             344,004
                                                                  ----------------     ---------------      ----------------
          Total Liabilities & Shareholders' Equity              $        938,942              918,097     $       955,972
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

                                 JOHN WILEY & SONS, INC AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                              (In thousands except per share information)


                                                                                 Three Months
                                                                                Ended July 31,
                                                                    ------------------------------------
                                                                          2003               2002
                                                                    -----------------   ----------------

         Revenue                                                  $       219,660             206,437

       Costs and Expenses
           Cost of sales                                                   72,109              68,721
           Operating and administrative expenses                          112,043             102,367
           Amortization of intangibles                                      2,330               2,176
           Unusual Item - Relocation related expenses                           -               2,465
                                                                    -----------------   ----------------
       Total Costs and Expenses                                           186,482             175,729
                                                                    -----------------   ----------------


       Operating Income                                                    33,178              30,708

       Interest Income and Other - Net                                         95                 293
       Interest Expense                                                    (1,355)             (2,030)


       Income Before Taxes                                                 31,918              28,971
       Provision For Income Taxes                                          10,118               8,941
                                                                    -----------------   ----------------
       Net Income                                                 $        21,800              20,030
                                                                    =================   ================

       Income Per Share
           Diluted                                                $          0.35                0.32
           Basic                                                  $          0.35                0.32

       Cash Dividends Per Share
           Class A Common                                         $          0.07                0.05
           Class B Common                                         $          0.07                0.05

       Average Shares
           Diluted                                                         62,964              63,573
           Basic                                                           61,686              61,658



     The accompanying Notes are an integral part of the condensed consolidated financial statements.

                                 JOHN WILEY & SONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED
                                        (In thousands)


                                                                        For The Three Months
                                                                           Ended July 31,
                                                                ---------------------------------------

                                                                      2003                    2002
                                                                ------------------     ----------------

   Operating Activities
   Net income                                                       $         21,800           20,030
   Adjustments to reconcile net income to cash provided
   by operating activities
     Amortization of intangibles                                               2,330            2,176
     Amortization of composition costs                                         7,511            7,113
     Depreciation of property and equipment                                    7,083            4,219
     Other non-cash items                                                     14,437           18,207
     Change in deferred subscription revenue                                 (49,089)         (44,742)
     Net change in working capital and other                                 (18,886)         (14,605)
                                                                     ------------------ ----------------
     Cash Use For Operating Activities                                       (14,814)          (7,602)
                                                                     ------------------ ----------------

   Investing Activities
     Additions to product development assets                                 (12,885)          (9,181)
     Additions to property and equipment                                      (5,633)         (25,510)
     Acquisition of publishing assets                                         (1,006)          (7,812)
                                                                     ------------------ ----------------
     Cash Used for Investing Activities                                      (19,524)         (42,503)
                                                                     ------------------ ----------------

   Financing Activities
     Borrowings of short-term debt                                            10,000           25,000
     Purchase of treasury shares                                                   -           (3,531)
     Cash dividends                                                           (4,035)          (3,094)
     Proceeds from exercise of stock options                                   2,633            1,125
                                                                     ------------------ ----------------
     Cash Provided By Financing Activities                                     8,598           19,500
                                                                     ------------------ ----------------


   Effects of Exchange Rate Changes on Cash                                      584              750
                                                                     ------------------ ----------------

   Cash and Cash Equivalents
     Decrease for Period                                                     (25,156)         (29,855)
     Balance at Beginning of Period                                           33,241           39,705
                                                                     ------------------ ----------------
     Balance at End of Period                                       $          8,085            9,850
                                                                     ================== ================

   Supplemental Information
     Businesses Acquired:
       Fair value of assets acquired                                $          1,006            7,842
       Liabilities assumed                                                         -              (30)
                                                                     ------------------ ----------------
     Cash Paid for Businesses Acquired                              $          1,006            7,812
                                                                     ================== ================

   Cash Paid (Refunded) During the Period for:
     Interest                                                       $          4,084            5,394
     Income taxes - Net                                             $         (4,134)          (6,594)


     The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of John Wiley & Sons, Inc., and Subsidiaries (the "Company") as of July 31, 2003 and 2002, and results of operations and cash flows for the three month period ended July 31, 2003 and 2002. The results for the three months ended July 31, 2003 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 2003.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

     The fair value of the awards was estimated at the date of grant using the Black Scholes option-pricing model.

     The per share value of options granted in connection with the Company's stock option plans has been estimated with the following weighted average assumptions:




                                                              For the Three Months Ending
                                                                        July 31,
                                                         ---------------------------------------
                                                                2003                   2002
                                                        -----------------       ----------------

          Expected life of options (years)                      8.1                     8.0
          Risk-free interest rate                               2.9%                    4.9%
          Volatility                                           30.7%                   34.3%
          Dividend yield                                        1.0%                    0.8%
          Fair value                                           $8.97                  $11.09



     For purposes of the following pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information under SFAS No. 123 and SFAS No. 148 was as follows:


                                                                              For the Three Months Ending July 31,
                                                                             ---------------------------------------
                                                                                    2003                   2002
                                                                             -----------------      ----------------

          Net income as reported                                                    $21,800                20,030
          Stock-based compensation, net of tax, included in the
          determination of net income as reported -
                Restricted stock plans                                                  521                   126
                Director stock plan                                                      28                    26
          Stock-based compensation costs, net of tax, that would have been included in the determination of net income had the fair
          value-based method been applied                                            (1,681)               (1,116)
                                                                             -----------------      ----------------
          Pro forma net income                                                      $20,668                19,066
                                                                             =================      ================


          Reported earnings per share
                Diluted                                                               $0.35                  0.32
                Basic                                                                 $0.35                  0.32
          Pro forma earnings per share
                Diluted                                                               $0.33                  0.30
                Basic                                                                 $0.34                  0.31




2.   Comprehensive Income

     Comprehensive income was as follows (in thousands):


                                                                               For the Three Months Ending July 31,
                                                                              --------------------------------------
                                                                                     2003                 2002
                                                                              ----------------      ----------------

          Net income                                                                $21,800                20,030
          Other comprehensive income (loss), net of taxes,
          period change in -
              Derivative cash flow hedges                                               (29)                  168
              Foreign currency translation adjustments                                1,855                 2,836
                                                                              ----------------      ----------------
       Comprehensive income                                                         $23,626                23,034
                                                                              ================      ================


     A reconciliation of accumulated other comprehensive gain (loss) follows (in thousands):

                                                                               Three Months Ended July 31, 2003
                                                                  ----------------------------------------------------
                                                                    Beginning         Change for             Ending
                                                                     Balance            Period               Balance
                                                                  ------------     --------------       --------------
         Derivative cash flow hedges, net of tax                           $0             (29)                (29)
         Foreign currency translation adjustment                       10,134           1,855              11,989
         Minimum pension liability, net of tax                        (17,305)             -              (17,305)
                                                                 -------------     --------------       --------------
         Total                                                        $(7,171)          1,826              (5,345)
                                                                 =============     ==============       ==============


3.   Weighted Average Shares for Earning Per Share

         A reconciliation of the shares used in the computation of income per share follows (in thousands):


                                                                     For the Three Months Ending July 31,
                                                                    ---------------------------------------
                                                                             2003                2002
                                                                    -----------------      ----------------


         Weighted average shares outstanding                                  61,892               61,822
         Less:  Unearned deferred compensation shares                           (206)                (164)
                                                                     ----------------       ----------------
         Shares used for basic income per share                               61,686               61,658
         Dilutive effect of stock options and other stock awards               1,278                1,915
                                                                     ----------------       ----------------
         Shares used for diluted income per share                             62,964               63,573
                                                                     =================      ================



     For the three months ended July 31, 2003 and 2002, options to purchase shares of Class A common stock of zero and .4 million, respectively, have been excluded from the shares used for diluted income per share as their inclusion would have been anti-dilutive.


 4.  Inventories

         Inventories were as follows (in thousands):

                                                                                                  As of
                                                               As of July 31,                   April 30,
                                                    -----------------------------------      ---------------
                                                           2003                2002                 2003
                                                    ---------------      --------------      ---------------
         Finished goods                                   $75,620             69,105              $76,452
         Work-in-process                                    5,650              7,710                5,643
         Paper, cloth and other                             5,597              6,949                4,798
                                                      -------------      -------------       ---------------
                                                           86,867             83,764               86,893
         LIFO reserve                                      (3,657)            (3,713)              (3,556)
                                                    ---------------      -------------       ---------------
         Total inventories                                $83,210             80,051              $83,337
                                                    ===============      =============       ===============


5.   Acquisitions

     In the current year's first quarter the Company made two additional payments aggregating $1.0 million to complete prior year acquisitions.

     In the first quarter of fiscal year 2003 the Company made three acquisitions totaling approximately $7.8 million including a $6.5 million acquisition of teacher education titles from Prentice Hall Direct/Pearson Education.

6.   Recent Accounting Standards

     In January 2003, The Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN
     46). FIN 46 will be effective in the second quarter of fiscal 2004 and is not expected to have a material impact on the Company's financial position or results of operations.

     In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative  instruments  embedded  in  other  contracts,  and  for  hedging activities under SFAS 133. The amendments set forth in SFAS 149 require that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. SFAS 149 did not have a material impact on the Company's financial position or results of operations.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The statement requires that certain financial instruments be classified as liabilities, instead of equity, in statements of financial position. SFAS 150 did not have a material impact on the Company's financial position or results of operations.

7.   Segment Information

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




                                                                                 Three Months Ended July 31,
                                                      ------------------------------------------------------------------------------
                                                                        2003                                       2002
                                                      -----------------------------------------   ----------------------------------
                                                                                         (thousands)

                                                     External       Inter-                     External      Inter-
                                                    Customers    segment Sales     Total      Customers   segment Sales    Total
                                                   ------------- -------------- ------------  ----------- -------------   --------
         Revenue
         -------
         U.S. segments:
             Professional/Trade                        $69,450       6,694          76,144         63,397      6,784       70,181
             Scientific, Technical, and Medical         40,114       1,593          41,707         40,638      1,819       42,457
             Higher Education                           40,133       7,635          47,768         38,047      6,868       44,915
         European segment                               46,864       3,719          50,583         43,432      4,460       47,892
         Asia, Australia & Canada                       23,099         297          23,396         20,923        237       21,160
         Eliminations                                     -        (19,938)        (19,938)          -       (20,168)     (20,168)
                                                   ------------- -------------- ------------  ------------ -----------   ---------
         Total revenue                                $219,660        -            219,660        206,437        -        206,437
                                                   ------------- -------------- ------------  ------------ -----------   ---------
         Direct Contribution to Profit
         -----------------------------
         U.S. segments:
             Professional/Trade                                                    $18,188                                 14,292
             Scientific, Technical, and Medical                                     20,716                                 20,317
             Higher Education                                                       18,684                                 18,158
         European segment                                                           15,422                                 16,036
         Asia, Australia & Canada                                                    4,143                                  3,612
                                                                               ------------                              ---------
         Total direct contribution to profit                                        77,153                                 72,415
             Shared services and administrative
                  costs
             Distribution                                                          (11,261)                               (11,054)
             Information technology                                                (11,801)                                (8,522)
             Finance                                                                (7,051)                                (7,367)
             Other administration                                                  (13,862)                               (12,299)
                                                                                ------------                             ---------
         Total shared services and administration                                  (43,975)                               (39,242)
               costs
         Unusual item - relocation expenses                                              -                                 (2,465)
                                                                                ------------                             ---------
         Operating income                                                           33,178                                 30,708
         Interest expense and other  - net                                          (1,260)                                (1,737)
                                                                               ------------                              ---------
         Income before taxes                                                       $31,918                                 28,971
                                                                               ============                              =========

8.    Intangible Assets

      Intangible Assets consist of the following (in thousands):

                                                                                                              As of
                                                                          As of July 31,                   April 30,
                                                                -----------------------------------      ---------------
                                                                     2003                2002                 2003
                                                                ----------------     --------------      ---------------


      Intangible assets not subject to amortization
          Branded trade marks                                       $57,900              57,900             $57,900
          Acquired publication rights                               116,433             107,532             115,585
                                                                ----------------     --------------      ---------------
      Total intangible assets not subject to amortization           174,333             165,432             173,485
                                                                ----------------     --------------      ---------------
      Intangible assets subject to amortization
          Acquired publication rights                               105,225             115,524             106,790
          Noncompete agreements                                         547                 354                 597
                                                                ----------------     --------------      ---------------
      Total intangible assets subject to amortization               105,772             115,878             107,387
                                                                ----------------     --------------      ---------------
      Total                                                        $280,105             281,310            $280,872
                                                                ================     ==============      ===============


9.   Derivative Financial Instruments

     Under certain circumstances, the Company enters into derivative financial instruments in the form of forward contracts as a hedge against foreign currency fluctuation of specific transactions, including inter-company purchases. The Company does not use derivative financial instruments for trading or speculative purposes.

     During the first quarter of fiscal year 2004 the Company entered into forward contracts to hedge potential foreign currency volatility on a portion of fiscal year 2004 inventory purchases. The contracts have been designated as cash flow hedges and are considered by management to be highly effective. All contracts were outstanding as of July 31, 2003 and expire through April 2004. During the period ending July 31, 2003 there was no material ineffectiveness related to the cash flow hedges, and the estimated amount of gains or losses, that are expected to be reclassified into earnings over the current fiscal year are not material. The outstanding contracts are as follows:


                                         Currency                                              Average
          Currency Sold                 Purchased                   Notional Value          Contract Rate
       -------------------------    -------------------------    -------------------      ---------------

           Australian dollar            Singapore $                    S$600,000                0.89
           Canadian dollar              US $                        US$8,500,000                1.4123


10.  Relocation Charge

     The Company completed the relocation of its headquarters to Hoboken, N.J. in the first quarter of fiscal year 2003. An unusual charge for costs associated with the relocation of $2.5 million, or $1.5 million after tax equal to $0.02 per diluted share was reported. Management believes the non-GAAP financial measures, which exclude the relocation charge, provide a more meaningful comparison of the Company's year-over-year results. This event is unusual to the Company and unlikely to recur in the foreseeable future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -

FIRST QUARTER ENDED JULY 31, 2003

Revenue for the first quarter of fiscal year 2004 of $219.7 million increased 6%, from $206.4 million in the prior year's quarter. Excluding foreign exchange translation gains, revenue increased 4%. The first quarter revenue increase was driven primarily by growth in the U.S. Professional/Trade and Higher Education segments.

First quarter net income advanced to $21.8 million from $20.0 million, while earnings per share increased to $0.35 from $0.32. Excluding an unusual charge related to the Company's relocation to Hoboken, New Jersey, net income and EPS in last year's first quarter were $21.5 million and $0.34, respectively.

Gross profit as a percentage of revenue improved during the quarter to 67.2% from 66.7% in the prior year's quarter, principally due to favorable product mix, improved trade returns and improved worldwide journal sales.

First quarter operating income of $33.2 million increased 8% from $30.7 million in the prior year's first quarter. Excluding relocation expenses incurred in the prior year's first quarter, operating income was flat year-on-year.

The Company completed the relocation of its headquarters to Hoboken, N.J. in the first quarter of fiscal year 2003. An unusual charge for costs associated with the relocation of $2.5 million, or $1.5 million after-tax, equal to $0.02 per diluted share was reported in last years first quarter. Management believes the non-GAAP financial measures, which exclude the relocation charge, provide a more meaningful comparison of the Company's year-over-year results. This event is unusual to the Company and unlikely to recur in the foreseeable future. Pro forma results of operations for the first quarter excluding the unusual relocation charges were as follows:

                                                          Three Months Ended July 31,
                                                     ---------------------------------------
                                                           2003                  2002
                                                     -----------------      ----------------
                                                                  (thousands)

Operating income as reported                              $33,178                 30,708
Unusual relocation charge                                       -                  2,465
                                                     -----------------      ----------------
Operating income before unusual charge                    $33,178                 33,173
                                                     =================      ================
Net Income as reported                                    $21,800                 20,030
Unusual relocation charge, net of taxes                         -                  1,479
                                                     -----------------      ----------------
Net income before unusual charge                          $21,800                 21,509
                                                     =================      ================

Income per diluted share as reported                        $0.35                   0.32
Unusual relocation charge, net of taxes                         -                   0.02
Income per diluted share before unusual charge              $0.35                   0.34


Operating and administrative expenses, excluding the relocation charge, increased 9% over last year's first quarter. Excluding the combined effects of foreign currency and expenses associated with a small web development company acquired in the second quarter of the last fiscal year, the increase was 5%. The increase was primarily due to higher depreciation on new facilities and technology costs associated with the transition of certain aspects of the business from print to electronic delivery.

SEGMENT RESULTS

Professional/Trade (P/T)

U.S. P/T revenue of $76.1 million for the first quarter advanced 8% over the comparable prior year period. The increase reflects the strength of its publishing, marketing and sales programs, as well as improvement in sales returns. P/T continued to gain market share in its major segments during the quarter. The direct contribution margin improved from 20.4% to 23.9% principally due to continued improvement in sales return experience, favorable product mix and licensing revenue.

Wiley's technology program had a successful first quarter, a significant accomplishment given the continuing softness in this market segment. Consumer areas continue to perform well, including digital photography, digital imaging, Photoshop, general PC technology, Windows XP, and home networking. The professional segment continues to be soft.

Wiley's business program exhibited strength amidst challenging market conditions, reflecting healthy backlist sales in leadership, real estate, high-level finance, and accounting. Seven Wiley business titles appeared on major bestseller lists, including Five Dysfunctions of a Team: A Leadership Fable; Home Buying For Dummies; Iron Triangle; Yes, You Can Time the Market; Martha, Inc.; The Ernst & Young Tax Guide 2003; and JK Lasser's Your Income Tax 2003.

Noteworthy  titles  that  were  published  during  the  quarter  include  Modern
Investment by Bob Litterman of Goldman Sachs and Rich in America by Jeffrey Maurer, the CEO of US Trust. Bookselling For Dummies, which was produced with the American Booksellers Association as the official guide for the annual Book Expo in May, was distributed to all independent booksellers in the U.S.

All the Shah's Men: An American Coup and the Roots of Middle East Terror, a high-profile current events title by Stephen Kinzer, was published to great critical acclaim during the first quarter. Top-selling cookbooks during the quarter were Betty Crocker's Cookie Book, Betty Crocker's Cookbook Bridal Edition, and Weight Watchers New Complete Cookbook. Webster's New World foreign language dictionaries also sold well. MTV's reality show, Real World, featured seven Americans working on a travel guide for Wiley's Frommer's series.

Scientific, Technical And Medical (STM)

U.S. STM revenue of $41.7 million decreased 2% from the prior year due to continued sluggish book sales and the impact of the Rowecom bankruptcy on calendar year 2003 journal revenue. Direct contribution margin improved 1.8% to 49.7% reflecting favorable product mix and lower costs.

Global STM journal revenue performed well, even including the unfavorable effect of the Rowecom bankruptcy, increasing 4% over the prior year. Total global STM revenue increased approximately 3% over the prior year reflecting higher journal revenue partially offset by lower STM book revenue.

Wiley InterScience, the Company's online service, experienced significant growth with the number of full-text accesses increasing over 40% from prior year. More than 60% of global journal subscription revenue is generated by Wiley InterScience licenses. Several new licenses were signed during the first quarter. Two institutions, Nanjing University and Northeastern University joined the China Academic Libraries Information System (CALIS) consortium agreement. The CALIS agreement, which is Wiley's first Enhanced Access License in China, has already resulted in a dramatic increase in the number of visits to Wiley InterScience from users in China. New licenses were also signed with Kings College London, the United Arab Emirates University, and the University of New Mexico.

A number of new database products were made available online during the quarter, including the Organic Synthesis Database, the Database of Polymer Properties and AntiBase 2003. Wiley's Current Protocols program has enjoyed a strong start to the year, reflecting the performance of CP Bioinformatics and new CP Online licenses.

Higher Education

First quarter U.S. Higher Education revenue of $47.8 million increased 6% as compared to the prior year's first quarter. Revenue growth was principally in the life sciences due to a strong front list, as well as solid performances of the physical sciences and social sciences programs. Industry-wide conditions in engineering continue to be weak. The first quarter direct contribution margin was 39.1% compared to 40.4% in the prior year's first quarter.

Globally Higher Education revenue increased approximately 8% for the quarter.

During the quarter, Higher Education benefited from the performance of recent revisions including Kieso/Intermediate Accounting 11e; Huffman/Psychology 7e; Davison/Abnormal Psychology 9e; Cutnell/Physics 6e; Kimmel/Financial Accounting 3e; and Tortora /Principles of Anatomy and Physiology 10e.

Wiley is leveraging its investments in technology to help teachers teach and students learn. During the quarter, eGrade Plus was launched for Physics 6e, the first product built using Wiley's new technology platform, known as Edugen. This platform enables Wiley to deliver integrated content that is organized around teaching and learning activities.

Higher Education formed a publishing partnership with Editorial Espasa Calpe, a subsidiary of Grupo Planeta, one of the largest Spanish language publishers in the world. Wiley and Espasa will co-develop a textbook and related material for the first-year undergraduate Spanish course. This innovative program will provide students with multimedia access to a comprehensive set of tools that will assist them with pronunciation, vocabulary, and grammar. The program will help students immerse themselves in the language and culture of the Hispanic world through high-quality video segments from a professional television series.

Europe

First quarter revenue from Wiley's European operations of $50.6 million was up 6% over prior year, but down 3% excluding the effect of foreign currency translation gains. Strong journal performance from Wiley-VCH in Germany was more than offset by weak book sales in the UK. Strength in journals came from the European Journal of Organic Chemistry, the Numerical Methods in Engineering journal, the European Journal of Inorganic Chemistry, and a group of five polymer publications. In addition, Angewandte Chemie, one of the leading international chemistry research journals, performed well. The direct contribution to profit of $15.4 million was 4% below the prior year, or down 1% excluding the impact of foreign exchange.

In May, Wiley launched a website it developed for the European Peptide Society (www.eurpepsoc.com), as well as new revenue-generating features (advertorials and HTML email newsletters) for two communities of interest portals, spectroscopyNOW.com and separationsNOW.com.

Wiley Europe renewed its contract with The Pathological Society of Great Britain and Northern Ireland to publish the Journal of Pathology, as well as with the Biometrical Society to publish the Biometrical Journal. The Company also renewed its license with the UK National Electronic Health Library, which provides online access to the Cochrane Systematic Reviews in the UK. Wiley formed a partnership with The Cochrane Collaboration in March to publish these online databases, which are widely regarded as the world's most authoritative source of information on the effectiveness of health care interventions. In addition to enhancing Wiley's medical publishing program with the addition of prestigious content, the partnership established a major presence for the Company in the rapidly emerging area of medical informatics.

Wiley Europe formed an alliance with IASeminars for accountancy and finance titles, giving the Company access to their customer base of 50,000 professionals throughout Europe. In addition, an agreement was concluded with Cyberlibris, to feature 150 Wiley titles in this European digital library service for business schools and corporate institutional training centers.

Asia, Australia & Canada

First quarter revenue in Asia, Australia, and Canada increased 11%, or 2% excluding the effect of foreign currency translation gains. Strong Higher
Education sales, driven principally by market share gains in Canada, were tempered somewhat by soft revenue in Australia. Despite the lingering effect of the SARS outbreak, Asia reported growth in the first quarter, reflecting continued gains in China and India.

The Dollar Crisis, by financial analyst Richard Duncan, received extensive global publicity that propelled it to the #17 bestseller on Amazon.com. A Wiley Australia Wrightbooks title, From 0 to 130 Properties in 3.5 Years, by Steve McKnight, published during the quarter to great acclaim.

For the seventh time in eight years, Wiley Australia won Secondary Publisher of the Year at the Awards for Excellence in Educational Publishing conference. Two Higher Education titles received awards: Jones/Investments: Analysis and Management won best adaptation and Davidson/Management: An Australian Perspective 2e won best teaching and learning package.



LIQUIDITY AND CAPITAL RESOURCES

Operating activities for the first quarter of fiscal year 2004 used $14.8 million of cash, as compared to $7.6 million in the prior period primarily due to the accrual of relocation costs in the prior year period partially offset by improved cash collections and an income tax refund.

Investing activities used $19.5 million for the first quarter of fiscal year 2004 as compared to $42.5 million in the prior year period. Investing activities in the first quarter include $12.9 million for product development and $5.6 million of property and equipment expenditures the majority of which was for investments in technology. Capital spending on product development for the full fiscal year 2004 is projected to be $60 million. Capital spending for property and equipment is projected to be approximately $35 million.

The first quarter's financing activities primarily reflect short-term debt borrowings of $10 million, dividend payments and proceeds from the exercise of stock options. The Company announced a 30% increase in its quarterly dividend to shareholders from $0.05 per share to $0.065 per share in response to the recent change in tax laws affecting the taxability of dividends. The increased dividend was effective on July 17, 2003.

Although the statement of financial condition as of July 31, 2003 indicates a negative working capital of $11.3 million, current liabilities include $84.2 million of deferred income related to journal subscriptions for which the cash has been received and which will be recognized in revenue as the journals are delivered to customers. The Company believes its cash balances together with existing credit facilities are sufficient to meet its obligations. At July 31, 2003 the Company had $245.0 million of variable rate loans outstanding, which approximated fair value and $140.0 million available under its revolving credit facilities. On October 31, 2003, $35 million of the variable rate loans will become due. The Company intends to utilize existing cash balances and the revolving credit facility to satisfy the payment.

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is exposed to market risk primarily related to interest rates, foreign exchange and credit risk. It is the Company's policy to monitor these exposures and to use derivative financial instruments and/or insurance contracts from time to time to reduce fluctuations in earnings and cash flows when it is deemed appropriate to do so. The Company does not use derivative financial investments for trading or speculative purposes.

Interest Rates

The Company did not use any derivative financial investments to manage this exposure. The weighted average interest rate as of July 31, 2003 was approximately 1.68%. A hypothetical 1% change in interest rates for the variable rate debt would affect annual net income and cash flow by approximately $1.6 million.

Foreign Exchange Rates

Under certain circumstances, the Company enters into derivative financial instruments in the form of forward contracts as a hedge against foreign currency fluctuation of specific transactions, including inter-company purchases. The Company does not use derivative financial instruments for trading or speculative purposes.

During the first quarter of fiscal year 2004 the Company entered into derivative contracts to hedge potential foreign currency volatility on a portion of fiscal year 2004 inventory purchases. The contracts have been designated as cash flow hedges and are considered by management to be highly effective. All contracts were outstanding as of July 31, 2003 and expire through April 2004. During the period ending July 31, 2003 there was no material ineffectiveness related to the cash flow hedges, and the estimated amount of gains or losses, that are expected to be reclassified into earnings over the current fiscal year are not material.

The outstanding contracts are as follows:


                                                                                                        Average
             Currency Sold              Currency Purchased              Notional Value             Contract Rate
       --------------------------    -------------------------    ---------------------------     -------------------

            Australian dollar            Singapore $                       S$600,000                    0.89
            Canadian dollar              US $                           US$8,500,000                    1.4123



Credit Risk

The Company's business is not dependent upon a single customer; however, the industry has experienced a significant concentration in national, regional, and online bookstore chains in recent years. Although no one book customers accounted for more than 6% of total fiscal year 2003 consolidated revenue, the top ten book customers accounted for approximately 26% of total fiscal year 2003 consolidated revenue and approximately 45% of total gross trade accounts receivable at April 30, 2003. To mitigate its credit risk exposure, the Company obtains credit insurance where available and economically justifiable.

In the journal publishing business, subscriptions are primarily sourced through independent subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Monies are generally collected in advance from subscribers by the subscription agents and are remitted to the journal publisher, including the Company, generally prior to the commencement of the subscriptions. Although at fiscal year-end the Company had minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents accounted for approximately 16% of total fiscal year 2003 consolidated revenue and no one agent accounted for more than 6% of total fiscal year 2003 consolidated revenue. Insurance for these accounts is not commercially feasible and/or available. A journal subscription agent, Rowecom, Inc., filed for bankruptcy in January 2003. The bankruptcy will affect STM journal revenue in calendar year 2003 and is expected to be immaterial to the Company.



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

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
 (a)      Exhibits

          99.1 - 18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer


          99.2 - 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer


 (b) The following reports on Form 8-K were furnished to the Securities and Exchange Commission since the filing of the Company's 10-K on June 30, 2003.

           i. Earnings release on the first quarter fiscal 2004 results issued on form 8-K dated September 3, 2003, which include the condensed financial statements of the Company.

          The following reports on Form 8-K were filed with the Securities and Exchange Commission since the filing of the Company's 10-K on June 30, 2003.

                  None

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





                                           Dated:   September 12, 2003

                                CERTIFICATIONS

I, William J. Pesce, certify that:

-    I have  reviewed this  quarterly  report on Form 10-Q of John Wiley & Sons,
     Inc.;

- Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

- Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

- The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

     c) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting and

- The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

                                 By        /s/ William J. Pesce
                                           -----------------------
                                           William J. Pesce
                                           President and
                                           Chief Executive Officer

                                           Dated:  September 12, 2003

I, Ellis E. Cousens, certify that

- I have reviewed this quarterly report on Form 10-Q of John Wiley & Sons, Inc.;

- Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

- Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

- The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

     c) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting and

- The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


                                 By        /s/ Ellis E. Cousens
                                           -----------------------
                                           Ellis E. Cousens
                                           Executive Vice President and
                                           Chief Financial & Operations Officer


                                           Dated:  September 12, 2003

                                     Exhibit 99.1


                               CERTIFICATION PURSUANT TO
                                18 U.S.C. SECTION 1350,
                                AS ADOPTED PURSUANT TO
                      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In  connection  with the Quarterly  Report of John Wiley & Sons,  Inc.
     (the "Company") on Form 10-Q for the period ending July 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William J. Pesce, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:


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

     Dated:  September 12, 2003

                                        Exhibit 99.2


                                   CERTIFICATION PURSUANT TO
                                     18 .S.C. SECTION 1350,
                                    AS ADOPTED PURSUANT TO
                         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of John Wiley & Sons, Inc. (the "Company") on Form 10-Q for the period ending July 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ellis E. Cousens, Executive Vice President and Chief Financial & Operations Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

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

     Dated:  September 12, 2003