Form 10-Q
period 2003-10-31
WILEY JOHN & SONS INC
filed 2003-12-11
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended October 31, 2003   Commission File No. 1-11507

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                          OF THE SECURITIES ACT OF 1934
                        For the transition period from to

                             JOHN WILEY & SONS, INC.
                             -----------------------
             (Exact name of Registrant as specified in its charter)

NEW YORK                                     13-5593032
-------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

111 RIVER STREET, HOBOKEN, NJ                07030
-----------------------------                -----------------------------------
(Address of principal executive offices)     Zip Code

Registrant's telephone number, including area code   (201) 748-6000
                                                     ---------------------------

                                 NOT APPLICABLE
                                 --------------
              Former name, former address, and former fiscal year,
                          if changed since last report

Indicate by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding of each of the Registrant's classes of common stock as of October 31, 2003 were:

                        Class A, par value $1.00 - 50,832,923
                        Class B, par value $1.00 - 11,307,964



                  This is the first page of a 27 page document

                             JOHN WILEY & SONS, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION                                          PAGE NO.

Item 1. Financial Statements.

        Condensed Consolidated Statements of Financial Position - Unaudited
         as of October 31, 2003 and 2002, and April 30, 2003...................3

        Condensed Consolidated Statements of Income - Unaudited
          for the Three and Six Months ended October 31, 2003 and 2002... .....4

        Condensed Consolidated Statements of Cash Flows - Unaudited
          for the Six Months ended October 31, 2003 and 2002.................. 5

        Notes to Unaudited Condensed Consolidated Financial Statements......6-12

Item 2. Management's Discussion and Analysis of Financial

        Condition and Results of Operations................................13-20

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........21-22

Item 4. Controls and Procedures...............................................22

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K......................................22

SIGNATURES AND CERTIFICATIONS..... ........................................23-25


EXHIBITS

    99.1 - 18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer

    99.2 - 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer


                                            JOHN WILEY & SONS, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                                         (In thousands)

                                                                                    (UNAUDITED)
                                                                                    October 31,                      April 30,
                                                                        ------------------------------------      ----------------
Assets                                                                       2003                 2002                 2003
                                                                        ----------------     ---------------      ----------------
Current Assets
     Cash and cash equivalents                                        $         10,756               21,414     $        33,241
     Accounts receivable                                                       170,002              145,470             120,057
     Taxes receivable                                                              346                5,372               9,657
     Inventories                                                                84,049               80,454              83,337
     Deferred income tax benefits                                               26,196               33,496              26,028
     Prepaid expenses                                                            8,701                9,480              11,524
                                                                        ----------------     ---------------      ----------------
         Total Current Assets                                                  300,050              295,686             283,844

Product Development Assets                                                      61,353               59,609              60,842
Property and Equipment                                                         116,815              101,453             114,870
Intangible Assets                                                              279,697              279,559             280,872
Goodwill                                                                       194,114              192,774             192,186
Deferred Income Tax Benefits                                                       249               12,418               2,800
Other Assets                                                                    22,310               20,382              20,558
                                                                        ----------------     ---------------      ----------------
         Total Assets                                                 $        974,588              961,881     $       955,972
                                                                        ================     ===============      ================

Liabilities & Shareholders' Equity
Current Liabilities
     Current portion of long-term debt and notes payable              $         60,000              125,000     $        35,000
     Accounts and royalties payable                                             91,080              104,850              71,296
     Deferred subscription revenue                                              65,543               51,977             131,392
     Accrued income taxes                                                        6,283               17,131               7,953
     Other accrued liabilities                                                  61,114               65,163              77,624
                                                                        ----------------     ---------------      ----------------
         Total Current Liabilities                                             284,020              364,121             323,265

Long-Term Debt                                                                 200,000              200,000             200,000
Accrued Pension Liability                                                       56,378               29,324              54,909
Other Long-Term Liabilities                                                     28,997               28,842              28,190
Deferred Income Taxes                                                            5,781               14,651               5,604

Shareholders' Equity
     Class A & Class B common stock                                             83,191               83,191              83,191
     Additional paid-in-capital                                                 41,651               30,584              34,103
     Retained earnings                                                         408,332              342,621             368,963
     Accumulated other comprehensive income (loss)                               1,015                  555              (7,171)
     Unearned deferred compensation                                             (1,997)              (1,644)             (1,283)
     Treasury stock                                                           (132,780)            (130,364)           (133,799)
                                                                        ----------------     ---------------      ----------------
         Total Shareholders' Equity                                            399,412              324,943             344,004
                                                                        ----------------     ---------------      ----------------
         Total Liabilities & Shareholders' Equity                     $        974,588              961,881     $       955,972
                                                                        ================     ===============      ================

The accompanying Notes are an integral part of the condensed consolidated financial statements.


                     JOHN WILEY & SONS, INC AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                   (In thousands except per share information)


                                                             Three Months                               Six Months
                                                           Ended October 31,                        Ended October 31,
                                                ----------------------------------------    -----------------------------------
                                                      2003                2002                    2003              2002
                                                -----------------    ----------------       -----------------  ----------------
Revenue                                     $       228,880              223,008        $       448,540            429,445

Costs and Expenses
    Cost of sales                                      78,182               77,251                150,291            145,972
    Operating and administrative expenses             111,296              107,371                223,339            209,738
    Amortization of intangibles                         2,535                2,535                  4,865              4,711
    Unusual Item - Relocation related expen                 -                    -                      -              2,465
                                                -----------------    ----------------       -----------------  ----------------
            Total Costs and Expenses                  192,013              187,157                378,495            362,886
                                                -----------------    ----------------       -----------------  ----------------

Operating Income                                       36,867               35,851                 70,045             66,559

Interest Income and Other - Net                           720                  228                    815                521
Interest Expense                                       (1,332)              (2,352)                (2,687)            (4,382)


Income Before Taxes                                    36,255               33,727                 68,173             62,698
Provision For Income Taxes                             10,607               (1,004)                20,725              7,937
                                                -----------------    ----------------       -----------------  ----------------

Net Income                                    $        25,648               34,731        $        47,448             54,761
                                                =================    ================       =================  ================

Income Per Share
    Diluted                                   $          0.41                  0.55       $          0.75               0.86
    Basic                                     $          0.41                  0.57       $          0.77               0.89

Cash Dividends Per Share
    Class A Common                            $          0.07                  0.05       $          0.13               0.10
    Class B Common                            $          0.07                  0.05       $          0.13               0.10

Average Shares
    Diluted                                            63,176                63,092                63,091             63,370
    Basic                                              61,891                61,429                61,788             61,580



The accompanying Notes are an integral part of the condensed consolidated financial statements.


                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED
                                 (In thousands)
                                                                                     For The Six Months
                                                                                     Ended October 31,
                                                                             -----------------------------------
                                                                                   2003               2002
                                                                             ------------------ ----------------
Operating Activities
--------------------
Net income                                                               $         47,448           54,761
Adjustments to reconcile net income to cash provided
by (used for) operating activities
  Amortization of intangibles                                                       4,865            4,711
  Amortization of composition costs                                                15,254           14,753
  Depreciation of property and equipment                                           13,720           11,793
  Non-cash items & Other                                                           25,030           13,796
  Change in deferred subscription revenue                                         (68,149)         (74,680)
  Net change in operating assets and liabilities                                  (38,699)         (21,200)
                                                                          ------------------ ----------------
  Cash Provided by (Used for) Operating Activities                                   (531)           3,934
                                                                          ------------------ ----------------

Investing Activities
--------------------
  Additions to product development assets                                         (26,305)         (22,655)
  Additions to property and equipment                                             (13,140)         (39,212)
  Acquisition of publishing assets                                                 (1,904)          (7,812)
                                                                          ------------------ ----------------
  Cash Used for Investing Activities                                              (41,349)         (69,679)
                                                                          ------------------ ----------------

Financing Activities
--------------------
  Borrowings of short-term debt                                                    60,000           90,000
  Repayment of long-term debt                                                     (35,000)         (30,000)
  Purchase of treasury stock                                                       (2,486)          (8,117)
  Cash dividends                                                                   (8,079)          (6,172)
  Proceeds from exercise of stock options                                           3,287            1,442
                                                                          ------------------ ----------------
  Cash Provided By Financing Activities                                            17,722           47,153
                                                                          ------------------ ----------------
Effects of Exchange Rate Changes on Cash                                            1,673              301
                                                                          ------------------ ----------------

Cash and Cash Equivalents
  Decrease for Period                                                             (22,485)         (18,291)
  Balance at Beginning of Period                                                   33,241           39,705
                                                                          ------------------ ----------------
  Balance at End of Period                                               $         10,756           21,414
                                                                          ================== ================
Supplemental Information
  Businesses Acquired:
    Fair value of assets acquired                                        $          1,904            7,842
    Liabilities assumed                                                                 -              (30)
                                                                          ------------------ ----------------
  Cash Paid for Businesses Acquired                                      $          1,904            7,812
                                                                          ================== ================

Cash Paid (Refunded) During the Period for:
  Interest                                                               $          2,462            7,467
  Income taxes - Net                                                     $          3,485           (1,554)

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of John Wiley & Sons, Inc., and Subsidiaries (the "Company") as of October 31, 2003 and 2002, and results of operations and cash flows for the three month and six month periods ended October 31, 2003 and 2002. The results for the three months and six months ended October 31, 2003 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 2003.

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

     Pro forma information under SFAS No. 123 and SFAS No. 148
     ---------------------------------------------------------

     The per share value of options granted in connection with the Company's stock option plans during the following periods are estimated using the Black Scholes option pricing model with the following weighted average assumptions:


                                                               For the Three and Six Months
                                                                    Ending October 31,
                                                             ----------------------------------
                                                                 2003               2002
                                                             -------------     ----------------
       Expected life of options (years)                           8.1               8.0

       Risk-free interest rate                                    2.9%             4.9%

       Volatility                                                30.7%            34.3%

       Dividend yield                                             1.0%             0.8%

       Per share fair value of options granted                   $8.97           $11.09

     For purposes of the following pro forma disclosure, the fair value of the awards was estimated at the date of grant using the Black Scholes option-pricing model and amortized to expense over the expected life of the options.


                                                   For the Three Months Ending          For the Six Months Ending
                                                           October 31,                         October 31,
                                                 --------------------------------     -------------------------------
                                                      2003             2002              2003              2002
                                                 -------------     --------------     ------------     --------------
       Net income as reported                          $25,648           34,731            $47,448           54,761
       Stock-based compensation, net of tax,
       included in the determination of net
       income as reported -

             Restricted stock plans                        429              359                950              485

             Director stock plan                           (13)             (79)                15              (53)

       Stock-based compensation costs, net of
       tax, that would have been included in
       the determination of net income had the
       fair value-based method been applied             (1,537)          (1,244)            (3,218)          (2,360)
                                                 -------------     --------------     ------------     --------------
       Pro forma net income                            $24,527           33,767            $45,195           52,833
                                                 =============     ==============     ============     ==============

       Reported earnings per share

            Diluted                                     $0.41             0.55              $0.75             0.86

            Basic                                       $0.41             0.57              $0.77             0.89

       Pro forma earnings per share

            Diluted                                     $0.39             0.54              $0.72             0.83

            Basic                                       $0.40             0.55              $0.73             0.86



2.   Comprehensive Income
     --------------------

     Comprehensive income was as follows (in thousands):


                                                   For the Three Months Ending          For the Six Months Ending
                                                           October 31,                         October 31,
                                                 --------------------------------     -------------------------------
                                                      2003             2002              2003              2002
                                                 -------------     --------------     ------------     --------------
          Net income                                   $25,648           34,731          $47,448          54,761

          Change in other comprehensive income
          (loss), net of taxes:

              Derivative cash flow hedges                 (248)               -             (277)            168

              Foreign currency translation
                  adjustments                            6,608              253            8,463           3,089
                                                 -------------     --------------     ------------     --------------
          Comprehensive income                         $32,008           34,984          $55,634          58,018
                                                 =============     ==============     ============     ==============

     A reconciliation of accumulated other comprehensive gain (loss) follows (in thousands):

                                                                                 Three Months Ended October 31, 2003
                                                                       -----------------------------------------------------
                                                                        Beginning          Change for            Ending
                                                                         Balance             Period              Balance
                                                                       -------------     ---------------      --------------
         Derivative cash flow hedges, net of tax                              $(29)            (248)                 (277)

         Foreign currency translation adjustment                            11,989            6,608                18,597

         Minimum pension liability, net of tax                             (17,305)               -               (17,305)
                                                                       -------------     ---------------      --------------
         Total                                                             $(5,345)           6,360                 1,015
                                                                       =============     ===============      ==============


                                                                                  Six Months Ended October 31, 2003
                                                                       -------------------------------------------------------
                                                                        Beginning          Change for            Ending
                                                                         Balance             Period              Balance
                                                                       -------------     ---------------      --------------
         Derivative cash flow hedges, net of tax                                $0             (277)                 (277)

         Foreign currency translation adjustment                            10,134            8,463                18,597

         Minimum pension liability, net of tax                             (17,305)               -               (17,305)
                                                                       -------------     ---------------      --------------

         Total                                                             $(7,171)           8,186                 1,015
                                                                       =============     ===============      ==============

3.   Weighted Average Shares for Earning Per Share
     ---------------------------------------------

     A reconciliation of the shares used in the computation of income per share follows (in thousands):


                                                   For the Three Months Ending          For the Six Months Ending
                                                           October 31,                         October 31,
                                                 --------------------------------     -------------------------------
                                                      2003             2002              2003              2002
                                                 -------------     --------------     ------------     --------------
     Weighted average shares outstanding              62,176           61,588            62,033             61,742
     Less:  Unearned deferred compensation
     shares                                             (285)            (159)             (245)              (162)
                                                 -------------     --------------     ------------     --------------

     Shares used for basic income per                 61,891           61,429            61,788             61,580
           share
     Dilutive effect of stock options and
           other stock awards                          1,285            1,663             1,303              1,790
                                                 -------------     --------------     ------------     --------------
     Shares used for diluted income per               63,176           63,092            63,091             63,370
           share                                 =============     ==============     ============     ==============

     For the three and six months ended October 31, 2003 and 2002, options to purchase shares of Class A common stock of zero and 2.1 million, respectively, have been excluded from the shares used for diluted income per share as their inclusion would have been anti-dilutive. 4.

4.   Inventories
     -----------

     Inventories were as follows (in thousands):

                                                                            As of
                                                                       As of October 31,                April 30,
                                                             -----------------------------------      ---------------
                                                                  2003                2002                 2003
                                                             ---------------      --------------      ---------------
          Finished goods                                         $76,138              70,783             $76,452

          Work-in-process                                          5,995               6,708               5,643
          Paper, cloth and other                                   5,671               6,777               4,798

                                                             ---------------      --------------      ---------------
                                                                  87,804              84,268              86,893
          LIFO reserve                                            (3,755)             (3,814)             (3,556)
                                                             ---------------      --------------      ---------------
          Total inventories                                      $84,049              80,454             $83,337
                                                             ===============      ==============      ===============

5.   Acquisitions
     ------------

     In the current year's first quarter the Company made two additional payments aggregating $1.0 million to complete prior year acquisitions. In the current year's second quarter the Company purchased higher education titles from Leyh Publishing and extended the publishing rights for two STM journals for a total of $0.9 million.

     In the first quarter of fiscal year 2003 the Company made three acquisitions totaling approximately $7.8 million including a $6.5 million acquisition of teacher education titles from Prentice Hall Direct/Pearson Education.

6.   Recent Accounting Standards
     ---------------------------

     In January 2003, The Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN
     46). FIN 46 was effective June 15, 2003 and did not have a material impact on the Company's financial position or results of operations.

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

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The statement requires that certain financial instruments be classified as liabilities, instead of equity, in statements of financial position. SFAS 150 was effective August 1, 2003 and did not have an impact on the Company's financial position or results of operations. 7.

7.   Segment Information
     -------------------

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

                                                                          Three Months Ended October 31,
                                                 ----------------------------------------------------------------------------------
                                                                   2003                                       2002
                                                 -----------------------------------------    -------------------------------------
                                                                                    (thousands)
                                                                  Inter-                                    Inter-
                                                   External       segment                      External    segment
                                                  Customers        Sales         Total         Customers     Sales        Total
                                                 ------------- -------------- ------------    ------------ ----------- ------------
         Revenue
         -------
         U.S. segments:

             Professional/Trade                      $77,238       9,293          86,531           80,506      9,153       89,659

             Scientific, Technical, and Medical       40,937       1,757          42,694           40,339      2,077       42,416

             Higher Education                         29,586       8,088          37,674           28,954      7,621       36,575

         European segment                             56,310       3,708          60,018           51,406      3,671       55,077

         Asia, Australia & Canada                     24,809         268          25,077           21,803        132       21,935

         Eliminations                                      -     (23,114)        (23,114)               -    (22,654)     (22,654)
                                                 ------------- -------------- ------------    ------------ ----------- ------------
         Total revenue                              $228,880           -         228,880          223,008          -      223,008
                                                 ------------- -------------- ------------    ------------ ----------- ------------

         Direct Contribution to Profit
         -----------------------------

         U.S. segments:

             Professional/Trade                                                  $25,382                                   27,492

             Scientific, Technical, and Medical                                   20,503                                   20,400

             Higher Education                                                      9,935                                    8,625

         European segment                                                         19,230                                   17,039

         Asia, Australia & Canada                                                  5,480                                    4,050
                                                                              ------------                             ------------
         Total direct contribution to profit                                      80,530                                   77,606

         Shared services and administrative costs

             Distribution                                                        (11,591)                                 (11,410)

             Information technology                                              (12,428)                                 (10,665)

             Finance                                                              (7,189)                                  (6,744)

             Other administration                                                (12,455)                                 (12,936)
                                                                              ------------                             ------------
         Total shared services and administration costs                          (43,663)                                 (41,755)
                                                                              ------------                             ------------
         Operating income                                                         36,867                                   35,851

         Interest expense and other  - net                                          (612)                                  (2,124)
                                                                              ------------                             ------------
         Income before taxes                                                     $36,255                                   33,727
                                                                              ============                             ============


                                                                            Six Months Ended October 31,
                                                  ----------------------------------------------------------------------------------
                                                                    2003                                       2002
                                                  -----------------------------------------    -------------------------------------
                                                                                     (thousands)
                                                                   Inter-                                    Inter-
                                                    External      segment                       External    segment
                                                   Customers       Sales          Total         Customers     Sales        Total
                                                  ------------- -------------- ------------    ------------ ----------- ------------
         Revenue
         -------

         U.S. segments:

             Professional/Trade                      $146,688      15,987         162,675          143,903     15,937      159,840

             Scientific, Technical, and Medical        81,051       3,350          84,401           80,977      3,896       84,873

             Higher Education                          69,719      15,723          85,442           67,001     14,489       81,490

         European segment                             103,174       7,427         110,601           94,838      8,131      102,969

         Asia, Australia & Canada                      47,908         565          48,473           42,726        369       43,095

         Eliminations                                       -     (43,052)        (43,052)               -    (42,822)     (42,822)
                                                  ------------- -------------- ------------    ------------ ----------- ------------
         Total revenue                               $448,540           -         448,540          429,445      -          429,445
                                                  ------------- -------------- ------------    ------------ ----------- ------------
         Direct Contribution to Profit
         -----------------------------
         U.S. segments:

             Professional/Trade                                                   $43,570                                   41,784

             Scientific, Technical, and Medical                                    41,219                                   40,717

             Higher Education                                                      28,619                                   26,783

         European segment                                                          34,652                                   33,075

         Asia, Australia & Canada                                                   9,623                                    7,662
                                                                               ------------                             ------------
         Total direct contribution to profit                                      157,683                                  150,021

         Shared services and administrative costs

             Distribution                                                         (22,852)                                 (22,464)

             Information technology                                               (24,229)                                 (19,187)

             Finance                                                              (14,240)                                 (14,111)

             Other administration                                                 (26,317)                                 (25,235)
                                                                               ------------                             ------------
         Total shared services and administration costs                           (87,638)                                 (80,997)

         Unusual item - relocation expenses                                             -                                   (2,465)
                                                                               ------------                             ------------
         Operating income                                                          70,045                                   66,559

         Interest expense and other  - net                                         (1,872)                                  (3,861)
                                                                               ------------                             ------------
         Income before taxes                                                      $68,173                                   62,698
                                                                               ============                             ============

8.   Intangible Assets
     -----------------

     Intangible Assets consist of the following (in thousands):

                                                                                                               As of
                                                                          As of October 31,                  April 30,
                                                                 -----------------------------------      ---------------
                                                                        2003                2002                 2003
                                                                 ----------------     --------------      ---------------
      Intangible assets not subject to amortization

          Branded trade marks                                        $57,900              57,900             $57,900

          Acquired publication rights                                116,450             107,216             115,585
                                                                 ----------------     --------------      ---------------
      Total intangible assets not subject to amortization            174,350             165,116             173,485
                                                                 ----------------     --------------      ---------------

      Intangible assets subject to amortization, principally
          acquired publication rights                                105,347             114,443             107,387
                                                                 ----------------     --------------      ---------------
      Total                                                         $279,697             279,559            $280,872
                                                                 ================     ==============      ===============

9.   Derivative Financial Instruments
     --------------------------------

     Under certain circumstances, the Company enters into derivative financial instruments in the form of forward contracts as a hedge against foreign currency fluctuation of specific transactions, including inter-company purchases. The Company does not use derivative financial instruments for trading or speculative purposes.

     During the first quarter of fiscal year 2004 the Company entered into forward contracts to hedge potential foreign currency volatility on a portion of fiscal year 2004 inventory purchases. The contracts have been designated as cash flow hedges and are considered by management to be highly effective. Several derivative foreign exchange contracts settled during the second quarter resulting in an exchange loss of approximately $144,000, which will be recognized in cost of sales as the inventory is sold. The remaining contracts expire through April 2004. During the six months ending October 31, 2003 there was no material ineffectiveness related to the cash flow hedges, and the estimated amount of gains or losses expected to be reclassified into earnings over the current fiscal year are not material. The outstanding contracts are as follows:

                                                                                              Average Contract
      Currency Sold              Currency Purchased              Notional Value                    Rate
 --------------------------    -------------------------    ---------------------------     -------------------
      Canadian dollar                  US $                          US$6,500,000                  1.4143


10.  Special Items
     -------------

     The Company completed the relocation of its headquarters to Hoboken, N.J. in the first quarter of fiscal year 2003. An unusual charge for costs associated with the relocation of $2.5 million, or $1.5 million after tax equal to $0.02 per diluted share, was reported.

     During the second quarter of fiscal year 2003, the Company completed the merger of several of its European subsidiaries into a new entity, which enabled the Company to increase the tax-deductible net asset basis of the merged subsidiaries to fair market value creating a tax asset greater than the related book value. The increase in tax basis resulted in a $12.0 million tax benefit, equal to $0.19 per diluted share, in the three and six months ended October 31, 2002, which was reported as a deferred tax asset.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -

SECOND QUARTER ENDED OCTOBER 31, 2003

Earnings per diluted share and net income for the second quarter of fiscal year 2004 increased 13% to $0.41 and $25.6 million, respectively, excluding a one-time tax benefit of $12.0 million, or $0.19 per diluted share, reported in the second quarter of the prior fiscal year. Including the one-time benefit in the prior year, earnings per diluted share and net income for the second quarter decreased 26%.

Revenue for the second quarter of fiscal year 2004 advance 3% to $228.9 million from $223.0 million in the prior year's quarter. This increase was driven by foreign exchange translation benefits, journal performance globally, and Higher Education results.

Gross profit as a percentage of revenue improved during the quarter to 65.8% from 65.4% in the prior year's quarter, principally due to favorable product mix, improved worldwide journal sales and cost savings.

Operating and administrative expenses increased 4% over last year's second quarter, reflecting the negative effect of foreign currency translation and higher expenses associated with technology investment, partially offset by cost savings. Second quarter operating income of $36.9 million increased 3% from $35.9 million in the prior year's second quarter.

The decrease of $1.0 million in interest expense from the prior year period is a result of lower average outstanding debt and interest rates.

Non-GAAP Disclosure
-------------------

During the second quarter of fiscal year 2003, the Company completed the merger of several of its European subsidiaries into a new entity, which enabled the Company to increase the tax-deductible net asset basis of the merged subsidiaries to fair market value creating a tax asset greater than the related book value. The increase in tax basis resulted in a $12.0 million tax benefit, equal to $0.19 per diluted share, which was reported as a deferred tax asset. Management believes this non-GAAP financial measure provides a more meaningful comparison of the Company's year-over-year results. This event is unusual to the Company and unlikely to recur in the foreseeable future. Pro forma results of operations for the second quarter, excluding the tax benefit, were as follows:

                                                        For the Three Months Ending
                                                                October 31,
                                                       -------------------------------
                                                          2003              2002
                                                       ------------     --------------
  Net income as reported                                    $25,648           34,731

  One-time tax benefit                                            -          (12,025)
                                                       ------------     --------------
  Pro Forma net income before one-time tax benefit          $25,648           22,706
                                                       ============     ==============

  Income per diluted share as reported                        $0.41            0.55

  One-time tax benefit                                            -           (0.19)

  Pro Forma income per diluted share
       before one-time tax benefit                            $0.41            0.36


Excluding the one-time tax benefit described above, the effective tax rate for the second quarter of fiscal year 2003 was 32.7% compared to 29.3% for the second quarter of fiscal year 2004 reflecting a decline due to lower foreign and state taxes.

SEGMENT RESULTS

Professional/Trade (P/T)
------------------------

U.S. P/T revenue of $86.5 million for the second quarter declined 3% over the comparable prior year period. Lower backlist sales of consumer technology and business titles were partially offset by strong culinary and architecture sales and improved sales returns. Sales showed recovery in October after a slow start to the second quarter. The direct contribution margin declined from 30.7% to 29.3% principally due to product mix.

In a soft technology market, Wiley continues to strengthen its market position, as evidenced by the success of new releases, such as Windows XP Timesaving Techniques For Dummies, Internet For Dummies, 9th edition, and PCs For Dummies, 9th edition. The professional segment showed some initial signs of improvement during the quarter.

Five Wiley business titles appeared on major bestseller lists, including Bonner/Financial Reckoning Day, Lencioni/Five Dysfunctions of a Team: A Leadership Fable, Tyson and Brown/Home Buying For Dummies, Garcia/Message From Garcia and Gitomer/Sales Bible. The first Wiley edition of the Stock Trader's Almanac 2004 by Jeff Hirsch was published in the quarter. This highly regarded and frequently cited reference tool has been a mainstay on Wall Street for more than three decades.

Some of Wiley's consumer programs performed particularly well during the quarter despite weakness in the retail environment. Dershowitz/The Case for Israel hit numerous bestseller lists including The New York Times and USA Today. Kinzer/All the Shah's Men: An American Coup and the Roots of Middle East Terror and Armey's Axioms by former Majority Leader of the U.S. House of Representatives Dick Armey are performing well. The Company recently signed an agreement with Target, Inc., to create a For Dummies brand extension series. Three one-hour television specials, Dating For Dummies, Making Marriage Work For Dummies and Parenting For Dummies, premiered on the Discovery Health Channel in September.

Wiley's culinary program had an excellent quarter with the release of a strong list that included such titles as Cooking at Home with the Culinary Institute of America and Wolfert/Slow Mediterranean Cooking. James Villas, author of Between Bites and a forthcoming collection of essays on food, was named "Best Food Writer" of the year by Bon Appetit magazine.

Wiley launched a Betty Crocker microsite on FoodTV.com to increase the brand's presence and drive sales. During the quarter, the Company agreed to participate in the development of a 13-part television series featuring Mark Bittman, author of the best seller How to Cook Everything. The series, which will air in the fall of next year, will include 30-second spot ads featuring Wiley books. A book tie-in is being developed for simultaneous publication.

P/T's professional and academic programs in architecture and culinary/hospitality performed well during the quarter. Sales were led by McGowan/Interior Graphic Standards. The Company signed an extension of its agreement with the National Restaurant Association Educational Foundation to distribute leading books on food sanitation.

Scientific, Technical And Medical (STM)
---------------------------------------

U.S. STM revenue was essentially flat with prior year's second quarter. Increased journal revenue, despite the adverse impact of the Rowecom bankruptcy, and higher online protocols sales were offset by lower advertising revenue and continued weakness in the STM book market. Direct contribution margin and direct contribution to profit were essentially flat compared to the prior year' second quarter.

Global STM journal revenue increased approximately 6% in the second quarter.

During the quarter, Wiley phased-in a new electronic journal production management system, a key component of our integrated online publishing program that will accelerate delivery of journal content to our customers. Wiley's STM digital access business, which utilizes the Wiley InterScience platform, continued to add functionality for customers with the launch of a comprehensive redesign of underlying information architecture and graphical interface. These enhancements accommodate the expanding scope of content and deliver a more intuitive, consistent and engaging interface to a global user community of well over 13 million scholars and researchers.

The Wiley InterScience calendar year 2004 license renewal process began during the second quarter and is proceeding as expected. Several licenses were signed during the quarter. Fourteen more universities joined the Chinese Academic Libraries Information Service (CALIS) consortium agreement, which is Wiley's first major license in China.

Wiley took a leadership role in the October launch of an initiative, which includes the United Nations' Food and Agriculture Organization (FAO), The Rockefeller Foundation, Cornell University and STM publishers. This initiative, known as AGORA, will provide researchers in developing countries with free access to journal content about food, agriculture, and water resources. AGORA builds on the success of HINARI, a similar initiative started by the World Health Organization (WHO), and STM publishers, including Wiley, that brings medical research information to the developing world.

Wiley has built upon its reputation for innovation in online publishing and for longstanding publishing service to learned societies and their members by forming new partnerships with numerous prominent national, regional and international societies. Shortly after the close of the quarter, the Company announced an agreement to publish three journals for The American Institute of Chemical Engineers (AIChE), including its flagship journal, effective January 2004. As a result of this partnership, Wiley will provide all publishing services including launching online editions through Wiley InterScience and creating a digital archive. Wiley also renewed its agreement with the International Union of Cancer (UICC) to publish The International Journal of Cancer.

Higher Education
----------------

Second quarter U.S. Higher Education revenue of $37.7 million increased 3% as compared to the prior year's second quarter. Revenue growth was principally in the social sciences and business. Industry-wide conditions in engineering continue to be weak. The second quarter direct contribution margin was 26.4% compared to 23.6% in the prior year's second quarter due to product mix, lower unit costs and cost containment.

Globally, Higher Education revenue increased over prior year by approximately 6% in the quarter.

During the second quarter, Higher Education benefited from the strong performance of key titles, such as Kieso/Intermediate Accounting, Kimmel/Financial Accounting, Cutnell/Physics, Solomons/Organic Chemistry,

White/The  Analysis  and  Use  of  Financial  Statements,   Salas/Calculus:  One
Variable,  Connally/Functions  of  Modeling  Change  and  Huffman/Psychology  In
Action.

In August, the Company added to its e-learning offerings with the successful release of five new courseware titles: Kieso/Intermediate Accounting, Kimmel/Financial Accounting, Weygandt/Managerial Accounting, Horstmann/Big Java and Schermerhorn/Management. The Company's e-learning platform, Edugen, enables us to deliver content in an integrated format that is organized around the teaching and learning activities of students and professors. This courseware, which is already being used in over forty college and university courses, generated over eight million hits on its website in September and October.

Textbooks continue to be widely regarded by professors and students as crucial to effective teaching and learning, particularly in the markets served by Wiley. Wiley is as committed as ever to delivering the highest quality materials and services to the customers that we serve in the States and abroad. The Company is employing technology to deliver value-added products and services to professors and students. For example, we offer educational packages that include brief "core concept" textbooks with online and customized components. The Company is helping professors to integrate technology into the classroom through its significant investment in Wiley's Faculty Resource Network (FRN). Through its virtual seminars and one-on-one collaborations, the FRN is providing training and support for hundreds of professors across the U.S.

Europe
------

Second quarter revenue for Wiley's European operations of $60.0 million was up 9% over prior year, or 3% excluding foreign currency translation gains. Healthy STM journal performance was partially offset by sluggish P/T and STM book sales, primarily in the U.K. October sales were relatively strong after a slower start to the quarter. Despite the weak German economy, Wiley-VCH reported solid results in many of its indigenous professional and STM book programs. The direct contribution to profit of $19.2 million was 13% above the prior year, or 10% excluding the impact of foreign exchange, principally due to favorable product mix and cost savings. Contribution margin increased 1.1% over the prior year's second quarter.

There was positive market response to new revenue-generating features (advertorials and HTML email newsletters) for two community-of-interest portals, spectroscopyNOW.com and separationsNOW.com. Subscriptions to www.pro-physik.de continue to grow nicely.

During the quarter, The British Journal of Surgery added the Swiss Surgical Society to the growing number of European societies with which it is affiliated, further strengthening its position as the premier surgical journal throughout Europe. Wiley acquired European Transactions in Electrical Power, a bimonthly primary research journal published in collaboration with several European societies. The German Biometrical Society renewed its agreement with Wiley-VCH to publish the Biometrical Journal. Four psychology titles won British Medical Association awards: Stallard/Think Good, Feel Good, Graham/Substance Misuse in Psychosis, Ballard/Understanding Menopause and McMurran/Motivating Offenders to Change.

Asia, Australia & Canada
------------------------

Wiley's revenue in Asia, Australia and Canada advanced 14% in the second quarter. Excluding the benefit of foreign currency, revenue was up 3%. These results were driven mainly by the performance of the indigenous Higher Education programs in Australia and Canada. Higher-than-anticipated returns of P/T books in Canada partially offset these results.

Indigenous publishing programs are performing well. Fels/A Portrait of Power has been strong throughout Australia and is creating interest in the U.K. and U.S. The 20th anniversary edition of a Wiley Canadian title, The Game by Ken Dryden, has been called "the best hockey book ever written". In September, Wiley Canada signed an agreement with The Canadian Press to publish four to six books annually for three years, including quick-to-market titles that respond to major Canadian events. Additionally, the partnership will publish yearbooks, biographies and highlights of historic events.

Shared Services and Administrative Costs
----------------------------------------

Shared services and administrative costs increased 5% to $43.7 million for the second quarter mainly due to the negative impact of foreign exchange and higher technology investments.


SIX MONTHS ENDED OCTOBER 31, 2003

Earnings per diluted share increased 8% to $0.75 and net income increased 7% to $47.4 million, excluding a one-time tax benefit of $12.0 million, or $0.19 per diluted share and an unusual after tax charge of $1.5 million, or $0.02 per diluted share, related to the Company's relocation to Hoboken, New Jersey, both reported in the prior fiscal year period. Including these unusual items in the prior year comparative period, earnings per diluted share and net income for the six months ending October 31, 2003 decreased 13%.

Revenue for the first half of fiscal year 2004 increased 4% or 2% excluding foreign currency translation gains. For the first six months of fiscal year 2004, gross profit as a percentage of revenue improved to 66.5% from 66.0% in the prior year period, principally due to favorable product mix, improved trade returns and improved worldwide journal sales.

Excluding relocation expenses incurred in the prior year's first quarter, operating income increased 1%. Including the relocation expenses, operating income for the first half of fiscal year 2004 of $70.0 million increased 5% from $66.6 million in the prior year period.

Operating and administrative expenses increased 6% over last year's period, or 3% excluding the negative effect of foreign currency translation. The increase was primarily due to higher technology investment associated with the transition of certain aspects of the business from print to electronic delivery, higher pension costs and higher sales volume.

The decrease of $1.7 million in interest expense from the prior year period is a result of lower average outstanding debt and interest rates.

Special Items
-------------

The Company completed the relocation of its headquarters to Hoboken, N.J. in the first quarter of fiscal year 2003. An unusual charge for costs associated with the relocation of $2.5 million, or $1.5 million after-tax equal to $0.02 per diluted share, was reported in last year's first quarter.

During the second quarter of fiscal year 2003, the Company completed the merger of several of its European subsidiaries into a new entity, which enabled the Company to increase the tax-deductible net asset basis of the merged subsidiaries to fair market value creating a tax asset greater than the related book value. The increase in tax basis resulted in a $12.0 million tax benefit, equal to $0.19 per diluted share, which was reported as a deferred tax asset.

Management believes the non-GAAP financial measures, which exclude the relocation charge and the tax benefit, provide a more meaningful comparison of the Company's year-over-year results. These events are unusual to the Company and unlikely to recur in the foreseeable future. Pro forma results of operations for the six months, excluding the relocation charges and tax benefit, were as follows:


                                                                        For the Six Months Ending
                                                                               October 31,
                                                                    ----------------------------------
                                                                        2003                2002
                                                                    --------------     ---------------
Operating income as reported                                             70,045             66,559
Unusual relocation charge                                                     -              2,465
                                                                    --------------     ---------------
Operating income before unusual charge                                   70,045             69,024
                                                                    ==============     ===============

Net income as reported                                                   47,448             54,761

Unusual relocation charge, net of taxes                                       -              1,479

One-time Tax Benefit                                                          -            (12,025)
                                                                    --------------     ---------------
Net income before tax benefit and unusual charge                         47,448             44,215
                                                                    ==============     ===============

Income per diluted share as reported                                      0.75               0.86

Unusual relocation charge, net of taxes                                   -                  0.02

   One-time tax benefit                                                   -                 (0.19)

   Income per diluted share before unusual charge and tax benefit         0.75               0.70


Excluding the one-time tax benefit described above, the effective tax rate for the half of fiscal year 2003 was 31.8% compared to 30.4% for the first half of fiscal year 2004 reflecting a decline due to lower foreign and state taxes.

SEGMENT RESULTS

Professional/Trade (P/T)
------------------------

U.S. P/T revenue for the first six months of fiscal year 2004 of $162.7 million increased 2% from $159.8 million, reflecting improved sales returns experience and strong culinary and architecture sales partially offset by lower backlist sales of technology, consumer and business titles. The contribution margin in the first six months of fiscal year 2004 was 26.8% compared to 26.1% in the prior year reflecting improved returns experience and product mix.

Scientific, Technical And Medical (STM)
---------------------------------------

U.S. STM revenue for the first half of fiscal year 2004 was $84.4 million compared to $84.9 million in the prior year. The effects of the Rowecom bankruptcy and lower advertising revenue were offset by higher journal revenue. The contribution margin was 48.8% for the first 6 months of fiscal year 2004 compared to 48.0% in the prior year reflecting cost savings. Globally, STM revenue for the first six months of fiscal 2004 increased approximately 5% over the prior year period.

Higher Education
----------------

U.S. Higher Education revenue for the first six months of fiscal year 2004 of $85.4 million increased 5% from $81.5 million due to higher social science and business sales partially offset by a weak engineering market. The contribution margin increased 0.6% to 33.5% for the first six months of fiscal year 2004 reflecting cost savings and product mix. Globally, Higher Education revenue increased approximately 7% over the prior year period.

Europe
------

European revenue of $110.6 million in the first six months of fiscal year 2004 increased 7% over the prior year or was flat excluding foreign exchange. STM journal improvement was partially offset by sluggish STM and P/T book sales, primarily in the U.K. For the first six months of fiscal year 2004, the contribution margin excluding foreign exchange was 32.7% compared to 32.1% in the prior year reflecting higher journal revenue and cost savings.

Asia, Australia & Canada
------------------------

Asia, Australia and Canada revenue increased for the first half of fiscal year 2004 from $43.1 million to $48.5 million or 12%, or 2% excluding foreign exchange translation gains. Improvements in the indigenous Higher Education programs in Australia and Canada were offset by higher returns of P/T books in Canada. The contribution margin increased 2.1% to 19.9% for the first six months of fiscal year 2004 due to the same.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities for the first six months of fiscal year 2004 used $.5 million of cash, as compared to providing $3.9 million in the prior period. Cash used for operating assets and liabilities was partially offset by higher cash from operations and higher prepaid subscription receipts. Operating assets and liabilities in the prior year period included a $12 million source of cash for accrued relocation related expenditures and a $9 million income tax refund.

Investing activities used $41.3 million for the first six months of fiscal year 2004 as compared to $69.7 million in the prior year period. The decrease is primarily due to capital spending in connection with the relocation of the Company's headquarters and new facility costs in the prior year. Current year investing activities include $26.3 million for product development and $13.1 million of property and equipment expenditures, the majority of which was for investments in technology. Capital spending on product development for the full fiscal year 2004 is projected to be $60 million. Capital spending for property and equipment is projected to be approximately $35 million.

Current year financing activities reflect short-term debt borrowings of $60 million and a $35 million scheduled term loan payment paid on October 31, 2003. In the first quarter, the Company announced a 30% increase in its quarterly dividend to shareholders from $0.05 per share to $0.065 per share in response to the recent change in tax laws affecting the taxability of dividends. The increased dividend was effective on July 17, 2003.

Although the Condensed Statement of Financial Position as of October 31, 2003 indicates working capital of $16.0 million, current liabilities includes deferred income related to journal subscriptions for which a significant portion of the cash has been received and will be recognized in revenue as the journals are delivered to customers. The Company believes its cash balances together with existing credit facilities are sufficient to meet its obligations. At October

31, 2003 the Company had $260.0 million of variable rate loans outstanding, which approximated fair value and $70 million available under its revolving credit facilities.

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

Interest Rates

The Company did not use any derivative financial investments to manage this exposure. The weighted average interest rate as of October 31, 2003 was approximately 1.78%. A hypothetical 1% change in interest rates on the Company's debt would affect annual net income and cash flow by approximately $1.7 million.

Foreign Exchange Rates

Under certain circumstances, the Company enters into derivative financial instruments in the form of forward contracts as a hedge against foreign currency fluctuation of specific transactions, including inter-company purchases. The Company does not use derivative financial instruments for trading or speculative purposes.

During the first quarter of fiscal year 2004 the Company entered into derivative contracts to hedge potential foreign currency volatility on a portion of fiscal year 2004 inventory purchases. The contracts have been designated as cash flow hedges and are considered by management to be highly effective. Several derivative foreign exchange contracts settled during the second quarter resulting in an exchange loss of approximately $144,000, which will be recognized in cost of sales as the inventory is sold. The remaining contracts expire through April 2004. During the period ending October 31, 2003 there was no material ineffectiveness related to the cash flow hedges, and the estimated amount of gains or losses expected to be reclassified into earnings over the current fiscal year are not material. The outstanding contracts are as follows:

                                                                                                   Average Contract
             Currency Sold              Currency Purchased              Notional Value                   Rate
       --------------------------    -------------------------    ---------------------------     -------------------
            Canadian dollar                   US $                         US$6,500,000                  1.4143

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

     ii. Earnings release on the second quarter fiscal 2004 results issued on form 8-K dated December 2, 2003, which include the condensed financial statements of the Company.

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




                              By        /s/ William J. Pesce
                                       -----------------------
                                       William J. Pesce
                                       President and
                                       Chief Executive Officer



                              By         /s/ Ellis E. Cousens
                                       -----------------------
                                       Ellis E. Cousens
                                       Executive Vice President and
                                       Chief Financial & Operations Officer




                              By         /s/ Edward J. Melando
                                       -----------------------
                                       Edward J. Melando
                                       Vice President, Controller and
                                       Chief Accounting Officer





                                      Dated:   December 11, 2003

                                 CERTIFICATIONS
                                 --------------

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

                                          Dated:  December 11, 2003

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


                                      Dated:  December 11, 2003

                                                               Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of John Wiley & Sons, Inc. (the "Company") on Form 10-Q for the period ending October 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William J. Pesce, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

          (1) The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934 (as amended), as applicable; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Company.



         /s/William J. Pesce
         -------------------
         William J. Pesce
         President and
         Chief Executive Officer

         Dated:  December 11, 2003

                                                                 Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 .S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of John Wiley & Sons, Inc. (the "Company") on Form 10-Q for the period ending October 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ellis E. Cousens, Executive Vice President and Chief Financial & Operations Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

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

         Dated:  December 11, 2003