Form 10-Q
period 2004-01-31
WILEY JOHN & SONS INC
filed 2004-03-16
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended January 31, 2004      Commission File No. 1-11507

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                          OF THE SECURITIES ACT OF 1934
                        For the transition period from to

                             JOHN WILEY & SONS, INC.
             (Exact name of Registrant as specified in its charter)

NEW YORK                                   13-5593032
-------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

111 RIVER STREET, HOBOKEN, NJ              07030
-----------------------------              -------------------------------------
(Address of principal executive offices)   Zip Code

Registrant's telephone number, including area code   (201) 748-6000
                                                     ---------------------------

                                 NOT APPLICABLE
              Former name, former address, and former fiscal year,
                          if changed since last report

Indicate by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding of each of the Registrant's classes of common stock as of January 31, 2004 were:

                        Class A, par value $1.00 - 50,735,247
                        Class B, par value $1.00 - 11,307,164



                  This is the first page of a 28-page document

                             JOHN WILEY & SONS, INC.

                                      INDEX




PART I - FINANCIAL INFORMATION                                                              PAGE NO.
Item 1.    Financial Statements.

           Condensed Consolidated Statements of Financial Position - Unaudited
              as of January 31, 2004 and 2003, and April 30, 2003...............................3

           Condensed Consolidated Statements of Income - Unaudited
              for the Three and Nine Months ended January 31, 2004 and 2003.....................4

           Condensed Consolidated Statements of Cash Flows - Unaudited
              for the Nine Months ended January 31, 2004 and 2003...............................5

           Notes to Unaudited Condensed Consolidated Financial Statements....................5-12

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................................13-21

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......................21-22

Item 4.    Controls and Procedures.............................................................23

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K....................................................23

SIGNATURES AND CERTIFICATIONS...............................................................24-26

EXHIBITS

         99.1 - 18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer

         99.2 - 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)
                                   (UNAUDITED)

                                                                                    January 31,                      April 30,
                                                                        ------------------------------------      ----------------
Assets                                                                         2004                 2003                 2003
                                                                        ----------------     ---------------      ----------------
Current Assets
     Cash and cash equivalents                                        $         93,051               31,941     $        33,241
     Accounts receivable                                                       153,818              135,816             110,038
     Taxes receivable                                                              345                4,238               9,657
     Inventories                                                                81,288               80,545              83,337
     Deferred income tax benefits                                               25,971               33,331              26,028
     Prepaid expenses                                                            9,408               10,566              11,524
                                                                        ----------------     ---------------      ----------------
          Total Current Assets                                                 363,881              296,437             273,825

Product Development Assets                                                      60,115               62,107              60,842
Property and Equipment                                                         119,313              109,756             114,870
Intangible Assets                                                              280,714              280,142             280,872
Goodwill                                                                       195,705              193,392             192,186
Deferred Income Tax Benefits                                                     3,552               11,410               2,800
Other Assets                                                                    22,259               20,459              20,558
                                                                        ----------------     ---------------      ----------------
          Total Assets                                                $      1,045,539              973,703     $       945,953
                                                                        ================     ===============      ================


Liabilities & Shareholders' Equity
Current Liabilities
     Current portion of long-term debt and notes payable              $              -               35,000     $        35,000
     Accounts and royalties payable                                            100,397               99,106              71,296
     Deferred subscription revenue                                             138,170              126,642             121,373
     Accrued income taxes                                                       20,120               21,753               7,953
     Accrued pension liability                                                  12,780                1,788               8,271
     Other accrued liabilities                                                  58,918               62,395              69,353
                                                                        ----------------     ---------------      ----------------
          Total Current Liabilities                                            330,385              346,684             313,246

Long-Term Debt                                                                 200,000              200,000             200,000
Accrued Pension Liability                                                       51,444               31,488              54,909
Other Long-Term Liabilities                                                     30,631               28,503              28,190
Deferred Income Taxes                                                            6,085               15,004               5,604

Shareholders' Equity
     Class A & Class B common stock                                             83,191               83,191              83,191
     Additional paid-in-capital                                                 42,340               30,976              34,103
     Retained earnings                                                         435,635              363,753             368,963
     Accumulated other comprehensive income (loss)                               4,443                7,386              (7,171)
     Unearned deferred compensation                                             (1,814)              (1,444)             (1,283)
     Treasury stock                                                           (136,801)            (131,838)           (133,799)
                                                                        ----------------     ---------------      ----------------
         Total Shareholders' Equity                                            426,994              352,024             344,004
                                                                        ----------------     ---------------      ----------------
         Total Liabilities & Shareholders' Equity                     $      1,045,539              973,703     $       945,953
                                                                        ================     ===============      ================

The accompanying Notes are an integral part of the condensed consolidated financial statements.


                     JOHN WILEY & SONS, INC AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                   (In thousands except per share information)


                                                                  Three Months                               Nine Months
                                                               Ended January 31,                          Ended January 31,
                                                      -------------------------------------    -----------------------------------
                                                            2004                2003                2004               2003
                                                      -----------------    ----------------    ----------------   ----------------

  Revenue                                           $       242,357              221,196     $       690,897           650,641

  Costs and Expenses
      Cost of sales                                          81,979               72,674             232,270           218,646
      Operating and administrative expenses                 114,011              109,122             337,350           318,860
      Amortization of intangibles                             2,517                2,548               7,382             7,259
      Unusual Item - Relocation related expenses                  -                    -                   -             2,465
                                                      -----------------    ----------------    ----------------   ----------------
      Total Costs and Expenses                              198,507              184,344             577,002           547,230
                                                      -----------------    ----------------    ----------------   ----------------

  Operating Income                                           43,850               36,852             113,895           103,411

  Interest Income and Other - Net                                58                  713                 873             1,234
  Interest Expense                                           (1,278)              (2,086)             (3,965)           (6,468)
                                                      -----------------    ----------------    ----------------   ----------------

  Income Before Taxes                                        42,630               35,479             110,803            98,177
  Provision For Income Taxes                                 11,286               11,259              32,011            19,196
                                                      -----------------    ----------------    ----------------   ----------------

  Net Income                                        $        31,344               24,220     $        78,792            78,981
                                                      =================    ================    ================   ================

  Income Per Share
      Diluted                                       $          0.50                 0.39     $          1.25              1.25
      Basic                                         $          0.51                 0.39     $          1.27              1.28

  Cash Dividends Per Share
      Class A Common                                $          0.07                 0.05     $          0.20              0.15
      Class B Common                                $          0.07                 0.05     $          0.20              0.15

  Average Shares
      Diluted                                                63,086               62,575              63,069            63,202
      Basic                                                  61,823               61,447              61,800            61,505

The accompanying Notes are an integral part of the condensed consolidated financial statements.


                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED
                                 (In thousands)
                                                                                    For The Nine Months
                                                                                     Ended January 31,
                                                                             -----------------------------------
                                                                                   2004              2003
                                                                             ------------------ ----------------
   Operating Activities
   Net income                                                               $         78,792           78,981
   Adjustments to reconcile net income to cash provided
   by (used for) operating activities
     Amortization of intangibles                                                       7,382            7,259
     Amortization of composition costs                                                23,386           22,019
     Depreciation of property and equipment                                           21,072           17,903
     Change in deferred income taxes                                                   1,221          (10,474)
     Non-cash charges & other                                                         44,331           38,380
     Change in deferred subscription revenue                                          12,146            2,413
     Net change in operating assets and liabilities                                  (14,345)         (18,207)
                                                                             ------------------ ----------------
     Cash Provided by Operating Activities                                           173,985          138,274
                                                                             ------------------ ----------------

   Investing Activities
     Additions to product development assets                                         (41,366)         (36,452)
     Additions to property and equipment                                             (20,852)         (51,476)
     Acquisition of publishing assets                                                 (3,066)          (7,835)
                                                                             ------------------ ----------------
     Cash Used for Investing Activities                                              (65,284)         (95,763)
                                                                             ------------------ ----------------

   Financing Activities
     Repayment of debt                                                               (35,000)         (30,000)
     Purchase of treasury stock                                                       (7,013)         (10,380)
     Cash dividends                                                                  (12,126)          (9,259)
     Proceeds from exercise of stock options                                           4,012            1,990
                                                                             ------------------ ----------------
     Cash Used for Financing Activities                                              (50,127)         (47,649)
                                                                             ------------------ ----------------
   Effects of Exchange Rate Changes on Cash                                            1,236           (2,626)
                                                                             ------------------ ----------------

   Cash and Cash Equivalents
     Increase (Decrease) for Period                                                   59,810           (7,764)
     Balance at Beginning of Period                                                   33,241           39,705
                                                                             ------------------ ----------------
     Balance at End of Period                                               $         93,051           31,941
                                                                             ================== ================

   Supplemental Information
     Businesses Acquired:
       Fair value of assets acquired                                        $          3,066            7,865
       Liabilities assumed                                                                 -              (30)
                                                                             ------------------ ----------------
     Cash Paid for Businesses Acquired                                      $          3,066            7,835
                                                                             ================== ================

   Cash Paid (Refunded) During the Period for:
     Interest                                                               $          3,544            9,689
     Income taxes - Net                                                     $         10,776           (1,194)

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of John Wiley & Sons, Inc., and Subsidiaries (the "Company") as of January 31, 2004 and 2003, and results of operations and cash flows for the three month and nine month periods ended January 31, 2004 and 2003. The results for the three months and nine months ended January 31, 2004 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 2003.

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

     Certain prior-year amounts have been reclassified to conform to the current year's presentation. Subscriber receivables for January 31, 2004, January 31, 2003 and April 30, 2003 of $24.6 million, $21.9 million and $10.0 million, respectively, are netted against Deferred Subscription Revenue in the Condensed Consolidated Statements of Financial Position to reflect deferred subscription revenue only for subscriptions where cash has been received.

     Stock-Based Compensation: Stock options and restricted stock grants are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure." Accordingly, the Company recognizes no compensation expense for fixed stock option grants since the exercise price is equal to the fair value of the shares at date of grant. For restricted stock grants, compensation cost is generally recognized ratably over the vesting period based on the fair value of shares.

     Pro forma information under SFAS No. 123 and SFAS No. 148
     ---------------------------------------------------------

     The per share value of options granted in connection with the Company's stock option plans during the following periods are estimated using the Black Scholes option pricing model with the following weighted average assumptions:

                                                   For the Three and Nine Months
                                                        Ending January 31,
                                                 -------------------------------
                                                     2004               2003
                                                 -------------     -------------
       Expected life of options (years)              8.1                 8.0
       Risk-free interest rate                       2.9%               4.9%
       Volatility                                   30.7%              34.3%
       Dividend yield                                1.0%               0.8%
       Per share fair value of options granted      $8.97             $11.09

     For purposes of the following pro forma disclosure, the fair value of the awards was estimated at the date of grant using the Black Scholes option-pricing model and amortized to expense over the expected life of the options.

                                                    For the Three Months Ending          For the Nine Months Ending
                                                            January 31,                         January 31,
                                                  --------------------------------     -------------------------------
                                                       2004             2003               2004             2003
                                                  -------------     --------------     ------------     --------------
       Net income as reported                          $31,344           24,220            $78,792           78,981
       Stock-based compensation, net of tax,
       included in the determination of net
       income as reported -

             Restricted stock plans                        511              455              1,461              940

             Director stock plan                            16               26                 31              (26)
       Stock-based compensation costs, net of
       tax, that would have been included in
       the determination of net income had the
       fair value-based method been applied             (1,643)          (1,445)            (4,861)          (3,805)
                                                 -------------     --------------     ------------     --------------
       Pro forma net income                            $30,228           23,256            $75,423           76,090
                                                 =============     ==============     ============     ==============

       Reported earnings per share

            Diluted                                     $0.50             0.39              $1.25             1.25

            Basic                                       $0.51             0.39              $1.27             1.28
       Pro forma earnings per share

            Diluted                                     $0.48             0.37              $1.20             1.20

            Basic                                       $0.49             0.38              $1.22             1.24


2.       Comprehensive Income
         --------------------

     Comprehensive income was as follows (in thousands):


                                                   For the Three Months Ending          For the Nine Months Ending
                                                           January 31,                         January 31,
                                                 --------------------------------     -------------------------------
                                                      2004             2003               2004             2003
                                                 -------------     --------------     ------------     --------------
          Net income                                $31,344              24,220           78,792             78,981
          Change in other comprehensive income
          (loss), net of taxes:

           Derivative cash flow hedges

              Realized gain(loss)                       121                   -              215                  -

              Unrealized gain(loss)                     (31)                  -             (402)               168

          Foreign currency translation
          adjustments                                 3,338               6,834           11,801              9,923
                                                 -------------     --------------     ------------     --------------
          Comprehensive income                      $34,772              31,054          $90,406             89,072
                                                 =============     ==============     ============     ==============

     A reconciliation of accumulated other comprehensive gain (loss) follows (in thousands):

                                                                                 Three Months Ended January 31, 2004
                                                                       ------------------------------------------------------
                                                                        Beginning          Change for            Ending
                                                                         Balance             Period              Balance
                                                                       -------------     ---------------      --------------
         Derivative cash flow hedges, net of tax                             $(277)              90                  (187)
         Foreign currency translation adjustment                            18,597            3,338                21,935
         Minimum pension liability, net of tax                             (17,305)               -               (17,305)
                                                                       -------------     ---------------      --------------
         Total                                                              $1,015            3,428                 4,443
                                                                       =============     ===============      ==============


                                                                                   Nine Months Ended January 31, 2004
                                                                       -------------------------------------------------------
                                                                        Beginning          Change for            Ending
                                                                         Balance             Period              Balance
                                                                       -------------     ---------------      --------------
         Derivative cash flow hedges, net of tax                                $0             (187)                 (187)
         Foreign currency translation adjustment                            10,134           11,801                21,935
         Minimum pension liability, net of tax                             (17,305)               -               (17,305)
                                                                       -------------     ---------------      --------------
         Total                                                             $(7,171)          11,614                 4,443
                                                                       =============     ===============      ==============




3.   Weighted Average Shares for Earning Per Share

     A reconciliation of the shares used in the computation of income per share follows (in thousands):


                                                   For the Three Months Ending          For the Nine Months Ending
                                                           January 31,                         January 31,
                                                 --------------------------------     -------------------------------
                                                 -------------                                         --------------
                                                      2004             2003              2004              2003
                                                 -------------     --------------     ------------     --------------
     Weighted average shares outstanding              62,104            61,656           62,057             61,682

     Less:  Unearned deferred compensation
     shares                                             (281)             (209)            (257)              (177)
                                                 -------------     --------------     ------------     --------------
      Shares used for basic income per                61,823            61,447           61,800             61,505
           share
     Dilutive effect of stock options and
           other stock awards                          1,263             1,128            1,269              1,697
                                                 -------------     --------------     ------------     --------------
     Shares used for diluted income per               63,086            62,575           63,069             63,202
           share                                 =============     ==============     ============     ==============

     For the three and nine months ended January 31, 2003 and 2002, options to purchase shares of Class A common stock of zero and 2.1 million, respectively, have been excluded from the shares used for diluted income per share as their inclusion would have been anti-dilutive.

4.   Inventories
     -----------

     Inventories were as follows (in thousands):

                                                                     As of January 31,                    As of
                                                                                                        April 30,
                                                             -----------------------------------      ---------------
                                                                    2004                2003                 2003
                                                             ---------------      --------------      ---------------
          Finished goods                                         $73,635              71,345             $76,452
          Work-in-process                                          5,711               6,927               5,643
          Paper, cloth and other                                   5,797               6,186               4,798
                                                             ---------------      --------------      ---------------
                                                                  85,143              84,458              86,893
          LIFO reserve                                            (3,855)             (3,913)             (3,556)
                                                             ---------------      --------------      ---------------
          Total inventories                                      $81,288              80,545             $83,337
                                                             ===============      ==============      ===============

5.   Acquisitions
     ------------

     The Company invested $3.1 million in acquisitions during the current nine month period including payments to complete prior year acquisitions, the purchase of publishing rights to higher education titles and publishing rights to several STM journals.

     In the first nine months of fiscal year 2003 the Company made three acquisitions totaling approximately $7.8 million including a $6.5 million acquisition of teacher education titles from Prentice Hall Direct/Pearson Education.


6.   Recent Accounting Standards
     ---------------------------

     In December 2003, the Financial Accounting Standards Board (FASB) revised interpretation No. 46 Consolidation of Variable Interest Entities (Fin
     46R), an Interpretation of ARB No. 51. Public companies must apply the revised interpretation immediately to entities created after January 31, 2003, no later than the end of the first reporting period that ends after December 15, 2003 and no later than the first reporting period that ends after March 15, 2004 for all other entities. Fin 46 did not have and is not expected to have a material impact on the Company's financial position or results of operations.

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

                                                                               Three Months Ended January 31,
                                                 ----------------------------------------------------------------------------------
                                                                   2004                                       2003
                                                 -----------------------------------------    -------------------------------------
                                                                                    (thousands)

                                                   External       Inter-                       External      Inter-
                                                  Customers    segment Sales     Total         Customers   segment Sales   Total
                                                 ------------- -------------- ------------    ------------ ----------- ------------
    Revenue
    -------
    U.S. segments:
        Professional/Trade                           $75,522       9,085          84,607          $72,809      8,999       81,808
        Scientific, Technical, and Medical            40,468       2,016          42,484           37,486      2,194       39,680
        Higher Education                              40,415       6,407          46,822           37,222      6,383       43,605
    European segment                                  54,189       4,676          58,865           46,075      3,719       49,794
    Asia, Australia & Canada                          31,763         513          32,276           27,604        255       27,859
    Eliminations                                           -     (22,697)        (22,697)               -    (21,550)     (21,550)
                                                 ------------- -------------- ------------    ------------ ----------- ------------
    Total revenue                                   $242,357           -         242,357         $221,196          -      221,196
                                                 ------------- -------------- ------------    ------------ ----------- ------------
    Direct Contribution to Profit
    -----------------------------
    U.S. segments:
        Professional/Trade                                                       $23,372                                  $24,220
        Scientific, Technical, and Medical                                        19,633                                   17,188
        Higher Education                                                          17,835                                   15,318
    European segment                                                              18,078                                   14,996
    Asia, Australia & Canada                                                      10,420                                    7,063
                                                                              ------------                             ------------
    Total direct contribution to profit                                           89,338                                   78,785

    Shared services and administrative
    costs
        Distribution                                                             (11,578)                                 (11,651)
        Information technology                                                   (12,259)                                 (10,898)
        Finance                                                                   (6,480)                                  (6,799)
        Other administration                                                     (15,171)                                 (12,585)
                                                                              ------------                             ------------
    Total shared services and administration                                     (45,488)                                 (41,933)
          costs                                                               ------------                             ------------
    Operating income                                                              43,850                                   36,852
    Interest expense and other  - net                                             (1,220)                                  (1,373)
                                                                              ------------                             ------------
    Income before taxes                                                          $42,630                                  $35,479
                                                                              ============                             ============

                                                                           Nine Months Ended January 31,
                                                 ----------------------------------------------------------------------------------
                                                                   2004                                       2003
                                                 -----------------------------------------    -------------------------------------
                                                                                    (thousands)

                                                   External       Inter-                       External       Inter-
                                                  Customers    segment Sales     Total         Customers   segment Sales   Total
                                                 ------------- -------------- ------------    ------------ ----------- ------------
 Revenue
 -------
 U.S. segments:
     Professional/Trade                          $222,210      25,072         247,282         $216,712     24,936      241,648
     Scientific, Technical, and Medical           121,519       5,366         126,885          118,463      6,090      124,553
     Higher Education                             110,134      22,130         132,264          104,223     20,872      125,095
 European segment                                 157,363      12,103         169,466          140,913     11,850      152,763
 Asia, Australia & Canada                          79,671       1,078          80,749           70,330        624       70,954
 Eliminations                                           -     (65,749)        (65,749)               -    (64,372)     (64,372)
                                              ------------- -------------- ------------    ------------ ----------- ------------
 Total revenue                                   $690,897           -         690,897         $650,641          -      650,641
                                              ------------- -------------- ------------    ------------ ----------- ------------
 Direct Contribution to Profit
 -----------------------------
 U.S. segments:
     Professional/Trade                                                       $66,942                                  $66,004
     Scientific, Technical, and Medical                                        60,852                                   57,905
     Higher Education                                                          46,454                                   42,101
 European segment                                                              52,730                                   48,071
 Asia, Australia & Canada                                                      20,043                                   14,725
                                                                           ------------                             ------------
 Total direct contribution to profit                                          247,021                                  228,806

 Shared services and administrative
 costs
     Distribution                                                             (34,430)                                 (34,115)
     Information technology                                                   (36,488)                                 (30,085)
     Finance                                                                  (20,720)                                 (20,910)
     Other administration                                                     (41,488)                                 (37,820)
                                                                           ------------                             ------------

 Total shared services and administration                                    (133,126)                                (122,930)
       costs
 Unusual item - relocation expenses                                                 -                                   (2,465)
                                                                           ------------                             ------------

 Operating income                                                             113,895                                  103,411
 Interest expense and other  - net                                             (3,092)                                  (5,234)
                                                                           ------------                             ------------

 Income before taxes                                                         $110,803                                  $98,177
                                                                           ============                             ============

8.   Intangible Assets
     -----------------

      Intangible Assets consist of the following (in thousands):

                                                                                                              As of
                                                                          As of January 31,                  April 30,
                                                                 -----------------------------------      ---------------
                                                                      2004                2003                 2003
                                                                 ----------------     --------------      ---------------
      Intangible assets not subject to amortization
          Branded trade marks                                        $57,900              57,900             $57,900
          Acquired publication rights                                117,900             113,337             115,585
                                                                 ----------------     --------------      ---------------
      Total intangible assets not subject to amortization            175,800             171,237             173,485
                                                                 ----------------     --------------      ---------------

      Net, intangible assets subject to amortization,
          principally acquired publication rights                    104,914             108,905             107,387
                                                                 ----------------     --------------      ---------------
      Total                                                         $280,714             280,142            $280,872
                                                                 ================     ==============      ===============

     The Company evaluated its goodwill and indefinite life intangible assets in accordance with SFAS No. 142 during the third quarter of fiscal year 2004. No impairment reserve was required.

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

     During the first quarter of fiscal year 2004 the Company entered into forward contracts to hedge potential foreign currency volatility on a portion of fiscal year 2004 inventory purchases. The contracts have been designated as cash flow hedges and are considered by management to be highly effective. Several derivative foreign exchange contracts settled during the second and third quarters resulting in an exchange loss of approximately $0.2 million, which will be recognized in cost of sales as the inventory is sold. The remaining contracts expire through April 2004. During the nine months ending January 31, 2004 there was no material ineffectiveness related to the cash flow hedges, and the estimated amount of gains or losses expected to be recognized into earnings over the current fiscal year are not material. The outstanding contracts are as follows:

                                                                 Average
      Currency Sold    Currency Purchased    Notional Value   Contract Rate
     ---------------  --------------------  ---------------  --------------
      Canadian dollar         US $           US$4,000,000        1.4163


10.  Special Items
     -------------

     The Company completed the relocation of its headquarters to Hoboken, N.J. in the first quarter of fiscal year 2003. A charge for costs associated with the relocation of $2.5 million, or $1.5 million after tax equal to $0.02 per diluted share, was reported.

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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS -

     THIRD QUARTER ENDED JANUARY 31, 2004

     Revenue for the third quarter increased 10% to $242.4 million from $221.2 million in the prior year driven by Scientific, Technical and Medical journals, Professional/Trade books, Higher Education textbooks and educational materials, and foreign exchange translation benefits. Revenue for the quarter increased 5% excluding foreign exchange translation gains.

     Earnings per diluted share of $0.50 and net income of $31.3 million for the third quarter of fiscal year 2004 increased over the previous year's results by 28% and 29%, respectively, reflecting the positive effects of operations, a foreign exchange benefit, the favorable resolution of certain state and federal tax matters, and an adjustment to accrued foreign taxes. Excluding the net tax benefit of $3.0 million, or $0.05 per diluted share, reported in the current quarter, earnings per diluted share of $0.45 and net income of $28.3 million for the third quarter increased 16% and 17%, respectively.

     Gross profit as a percentage of revenue declined during the quarter to 66.2% from 67.1% in the prior year's quarter, principally due to higher provisions for inventory and author advances, and a change in product mix.

     Operating and administrative expenses for the third quarter were essentially flat with the prior year, excluding the negative effect of foreign currency translation. Third quarter operating income of $43.9 million increased 19%, or 13% excluding foreign exchange from $36.9 million in the prior year's third quarter.

     Taxes
     -----

     The Company's effective tax rates for the third quarter of fiscal 2004 and 2003 were 26.5% and 31.7%, respectively. Excluding the net tax benefits described above, the effective tax rate for the third quarter of fiscal year 2004 was 33.6% compared to 31.7% for the third quarter of fiscal year 2003, reflecting an increase in the proportion of earnings from higher-taxed jurisdictions.

     In  January  2002,  the  World  Trade  Organization  ruled  that the  Extra
     Territorial Income exclusion ("ETI", formerly the Foreign Sales Corporation) was an export subsidy inconsistent with U.S. obligations under international trade agreements. The ETI provides a tax benefit to Wiley and other U.S. corporations by excluding from taxable income certain foreign trading income. Currently, there are two bills proposed to the U.S.
     Congress which repeal the ETI tax benefit and replace it with an alternative tax benefit available to all U.S. manufacturers. As noted in the Company's fiscal year 2003 annual report filed with the SEC on form 10K, the ETI tax benefit to the Company, improved the effective tax rate by 2%. At the filing of the 10Q the proposed bills have not yet been acted upon by Congress.

     SEGMENT RESULTS

     Professional/Trade (P/T)
     ------------------------

     U.S. P/T revenue of $84.6 million for the third quarter improved 3% over the comparable prior year period with the business, architecture, culinary, education, and consumer programs exhibiting strength throughout the holiday season. The direct contribution margin declined from 29.6% to 27.6% principally due to product mix, higher provisions for author advances, and additional costs associated with selling P/T products in the higher education market.

     P/T's business program rebounded nicely in a slowly improving market, building momentum throughout the quarter with solid performances from a wide range of titles. Several Wiley business titles appeared on major bestseller lists, including J.K. Lasser's Income Tax 2004; Bonner/Financial Reckoning Day (#1 on The New York Times Hardcover Business Bestseller List in December); Scheinfeld and Allen/The 11th Element; Lencioni/Five Dysfunctions of a Team; George/Authentic Leadership (on The Economist "Best Books of 2003" list); Gitomer/The Sales Bible; and Kouzes and Posner/The Leadership Challenge.

     Notable recent publications include How to Make Money in Stocks Desk Diary 2004 by Investors Business Daily founder William O'Neil; a new version of the widely acclaimed training and assessment tool, Leadership Practices Inventory Online; and four titles from Wiley's relationship with Morningstar, the renowned provider of stock and mutual fund news and analyses: The Morningstar Guide to Mutual Funds: 5-Star Strategies for Success; The Five Rules for Successful Stock Investing: Morningstar's Guide to Building Wealth and Winning in the Market; Morningstar Funds 500: 2004; and Morningstar Stocks 500: 2004.

     In December, the Company signed an agreement with Mergent, Inc. (formerly Moody's financial services division) to publish Mergent's Dividend Achievers, Handbook of Common Stocks, and Handbook of NASDAQ Stocks. Although market conditions continue to be challenging, Wiley's computer books program gained momentum during the quarter. Key titles that published recently include Collier/eBay For Dummies; LeVitus/Mac OS Panther For Dummies, and MaranGraphics/Teach Yourself VISUALLY(TM) Mac OS Panther v.10.3.

     Frommer's, Wiley's market-leading travel program, experienced significant reordering by major U.S. accounts and strong sales of European travel titles. Frommers.com hit a record high of 16 million page views in January. The Company's CliffsNotes and For Dummies lines and the culinary category also exhibited strength.

     P/T capitalized on the success of The Lord of the Rings by promoting The Origins of Tolkien's Middle-earth For Dummies at movie theaters in targeted cities. In addition, P/T benefited from the publication of its new biography, Ravina/The Last Samurai, which coincided with the release of the movie with the same title. Alan Dershowitz's, The Case for Israel, reached the top of The New York Times Expanded Hardcover Bestseller list. All the Shah's Men by Stephen Kinzer was the History selection on The Economist "Best Books of 2003" list.

     An unprecedented number of the Company's cookbooks were honored in holiday round-ups of the best cookbooks of 2003, notably Wolfert/Slow Mediterranean Kitchen; Delouvrier/Mastering Simplicity; and Revsin/Come for Dinner. The paperback edition of Eades/30 Day Low Carb Diet Solution released successfully during the quarter, as did the third edition of National Restaurant Association Educational Foundation's flagship books on food sanitation, ServSafe. Civitello/Cuisine and Culture was awarded the Gourmand World Cookbook Award and was also named as one of the top three culinary books by Sante magazine.

     At the Association of American Publishers - Professional and Scholarly Publishing Annual Awards program, McGowan and Kruse/Interior Graphic Standards won the Architecture & Urban Studies category and Weiner/Handbook of Psychology won the Multi-Volume Reference/Humanities category.

     Scientific, Technical And Medical (STM)
     ---------------------------------------

     U.S. STM revenue increased 7% to $42.5 million from $39.7 million in prior year's third quarter mainly due to new society journals (such as Hepatology and Liver Transplantation), the Polymer Backfile Collection, ArticleSelect, and online books in electronics and electrical engineering. The third quarter direct contribution margin improved to 46.2% from 43.3% compared to the prior year's third quarter principally due to cost savings and the sale of higher margin products. Globally, STM journal revenue increased approximately 13% in the quarter.

     The Wiley InterScience annual license renewal process is well underway and proceeding as anticipated. Several new licenses were also signed, including the Universidad Nacional Autonoma de Mexico, Alerta al Conociemeiento Consortium in Chile, University of South Florida, University of Kansas, University of Tampa, Procter & Gamble, BUGALICIA (Galician Academic Consortium), University of Innsbruck, Halle University, Technical University of Berlin, Korea Institute of Science & Technology, and the National Defense University in Taiwan.

     Wiley's STM digital access business, which utilizes the Wiley InterScience platform, continued to add content and functionality for customers to meet their information needs. Wiley InterScience customer usage statistics are compliant with COUNTER (Continuing Online Usage of Networked Electronic Resources--www.projectcounter.org), an international initiative designed to serve librarians, publishers, and information intermediaries by facilitating the recording and exchange of online usage statistics. By adopting this new industry standard, Wiley InterScience will enable customers to make direct comparison between the usage of its journals and those of other publishers.

     Wiley InterScience extended its Pay Per View and Article Select options to include access to its extensive range of online reference works. Previously available only for access to online books and journal content, these services allow librarians, scientists, and other researchers to obtain individual articles and chapters from publications for which they do not hold subscriptions. Providing a wide range of access options is part of the Company's strategy to offer customers greater flexibility and choice.

     Wiley continues to extend its publishing services to learned societies and their members by forming new partnerships with numerous prominent national, regional, and international societies. The Company formed a publishing partnership with the Society of Plastics Engineers (SPE) to provide all publishing services for its technical journals -Polymer Engineering & Science, Polymer Composites, and Journal of Vinyl & Additive Technology. During the quarter, the Company also renewed its agreement with the Society for Bioelectromagnetics to publish its journal Bioelectromagnetics.

     Although the STM book market continues to be soft, there were some bright spots. Sales of online major reference works and OnlineBooks were strong. Early in the fourth quarter, Wiley signed an agreement to distribute Merck's four professional manuals in the U.S. - The Merck Manual, The Merck Veterinary Manual, The Merck Manual of Geriatrics, and The Merck Index. Widely considered to be among the most trusted resources for medical and scientific information, these highly regarded titles will be excellent additions to Wiley's comprehensive offerings.

     At the Association of American Publishers - Professional and Scholarly Publishing Annual Awards program, four STM publications were recognized, including the Potter and Colman/Handbook of Weather, Climate, and Water (Geology and Earth Science category); Huurdeman/The Worldwide History of Telecommunications (History of Science category); Horvath/Encyclopedia of Catalysis (Multi-Volume Reference/Sciences category); and Organic Synthesis (Electronic Product/Science category).

     In January, the Wiley Foundation announced that the third annual Wiley Prize in the Biomedical Sciences was awarded to C. David Allis, Ph.D., the newly appointed Professor, Laboratory of Chromatin Biology and Epigenetics at the Rockefeller University in New York. Dr. Allis was recognized for his significant discovery on gene activity. His work has already led to advances in the treatment of leukemia.

     Higher Education
     ----------------

     Third quarter U.S. Higher Education revenue of $46.8 million increased 7% as compared to the prior year's third quarter. Programs in business, the sciences and social sciences drove these results while engineering math and computer science continue to exhibit little or no growth. The third quarter direct contribution margin was 38.1% compared to 35.1% in the prior year's third quarter due to lower unit costs, cost containment, product mix and the benefits of selling P/T products through the Higher Education sales force.

     Top selling titles during the quarter included Tortora/Anatomy and Physiology; Kieso/Intermediate Accounting; Weygandt/Principles of Financial Accounting; Solomons/Organic Chemistry; Huffman/Psychology; DeBlij/Regions and Halliday/Fundamentals of Physics, which published its 7th edition during the quarter.

     During the quarter, Wiley signed a strategically important contract with Paul M. Romer of Stanford University's Graduate School of Business. Dr. Romer is one of the nation's leading economists and a primary developer of New Growth Theory, a body of work that provides a fresh foundation for thinking about wealth creation. He was the recipient of Stanford's
     Distinguished Teaching Award in 1999. He will author a new textbook in intermediate macroeconomics that will serve as a catalyst for growth in Higher Education's economics program. As important as the textbook agreement, Wiley also signed an agreement with Aplia, the educational software company that Dr. Romer founded. Aplia uses Web technology to create educational tools for students that will afford them the opportunity to increase productivity and success. Intermediate Macroeconomics will be the first Wiley offering to be integrated with Aplia courseware.

     At the end of the quarter, Higher Education announced a collaboration agreement with the Society of Manufacturing Engineers (SME), a leading professional society supporting manufacturing education, to develop content that brings real world manufacturing into the academic classroom. Through this exclusive agreement, Wiley and SME have adapted material from the highly acclaimed SME Fundamental Manufacturing Processes video series and are distributing it on DVD with Wiley engineering texts.

     Europe
     ------

     Third quarter revenue for Wiley's European operations of $58.9 million was up 18% over prior year, or 9% excluding foreign currency translation gains. Strong performance from Wiley's worldwide journals continued to mitigate the combined effect of the sluggish book and advertising markets. The direct contribution to profit of $18.1 million was 21% above the prior year, or 19% excluding the impact of foreign exchange, principally due to favorable product mix and cost savings. Contribution margin improved 0.6% over the prior year's third quarter to 30.7% from 30.1%.

     Despite of the impact of the Rowecom bankruptcy, Wiley Europe's STM journals program exhibited strong growth throughout Europe. Wiley-VCH reported solid performances from Angewandte Chemie, Helvetica Chimica Acta, the Macro journals and the Advanced Materials and Advanced Functional Materials journals. In addition, journal revenue began to benefit from the contribution of new businesses such as the Cochrane Library database, the British Journal of Surgery, and the journal of Ultrasound in Obstetrics and Gynecology.

     In addition to the aforementioned new Wiley InterScience licenses, during the quarter Wiley Europe signed major Enhanced Access Licenses, with the UK Academic Consortium, an Italian Consortium and the Friedrich-Althoff Konsortium in Germany.

     Building on the success of the release of The Polymer Backfile Collection, Wiley Europe released the Angewandte Chemie Backfile Collection late in the third quarter. The early market response is very encouraging.

     The STM and P/T book programs showed good performance against prior year, driven primarily by improvements in the U.K., Benelux, Eastern Europe, and Greece and through online booksellers. The For Dummies list in the U.K. got off to a good start with the successful release of British History For Dummies and CVs For Dummies. England's success as Rugby World Cup winner fueled sales of Rugby For Dummies. For Dummies titles developed in the U.S., especially consumer technology titles such as Windows XP For Dummies, Internet For Dummies, and PC For Dummies, also sold well.

     Wiley Europe experienced a pick up in sales of STM books, with the release of such titles as Alberts/Moleckularbiologie der Zelle and Brown/
     Encyclopedia of Optics, as well as a number of major reference works, including Schreiber and Harvard/Handbook of Clinical Biology and Handbook of RNA Biochemistry. The third quarter saw a number of key adoptions of higher education learning materials in the UK and continental Europe. Tortora/Anatomy and Physiology was the top-selling title in these regions during this period.

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

     Asia, Australia & Canada
     ------------------------

     Wiley's revenue in Asia, Australia and Canada advanced 16% in the third quarter. Excluding the benefit of foreign currency, revenue was essentially flat for the quarter. Contribution margin increased to 32.3% from 25.4% in the prior year. Solid indigenous publishing results in Australia were offset by a soft holiday season for P/T in Canada and a weak retail market in Asia.

     Several important Wiley InterScience licenses were signed in India during the quarter. Wiley Asia formed an alliance with Citibank to develop personal finance books for Asia. The first title, Growing Your Money, will publish next year with Citibank already committed to purchase a substantial number of copies. Revenue from Wiley Asia's translation business continued to grow at a rapid rate.

     In Australia, tertiary (higher education), school, and P/T performed well during the third quarter. In November, Wiley Australia again won Tertiary Publisher of the Year, a prestigious award given by the Australian Campus Booksellers Association each year for excellence in customer service, distribution, sales representation, product and marketing initiatives and trade terms. Wiley has won this award consistently during the past several years. In addition, Wiley Australia was awarded the Employer of Choice citation for the third consecutive year.

     Wiley Canada's performance during the quarter was somewhat disappointing, as growth in higher education could not compensate for slow P/T sales. There was good news in the quarter, however, including robust sales of Dreyden/The Game, 20th Anniversary Edition and solid backlist sales of business and international titles.

     Shared Services and Administrative Costs
     ----------------------------------------

     Shared services and administrative costs increased 8% to $45.5 million or 5% excluding the impact of foreign exchange for the third quarter mainly due to higher depreciation from technology investments to support the Company's ongoing migration to digital products and distribution.



     NINE MONTHS ENDED JANUARY 31, 2004

     Revenue for the nine months of fiscal year 2004 increased 6%, or 3% excluding foreign currency translation gains. Net income and earnings per diluted share for the nine-month period of fiscal year 2004 and 2003 were $79 million and $1.25, respectively. Earnings per diluted share and net income for the nine-month period increased 11% excluding charges reported in the prior year related to the Company's relocation to Hoboken, New Jersey and certain tax benefits in fiscal year 2004 and 2003. Operating income increased 10% to $113.9 million, or 7% excluding the impact of foreign exchange. Operating and administrative expenses increased 6% over last year's period, or 2% excluding the negative effect of foreign currency translation. The increase was primarily due to higher depreciation on technology investment associated with the transition of certain aspects of the business from print to electronic delivery, higher pension costs and higher sales volume.

     During the third quarter of fiscal year 2004, the Company recognized net tax benefits of $3.0 million, or $0.05 per diluted share, related to the resolution of certain state and federal tax matters as well as an adjustment to accrued foreign taxes. Excluding these items earnings per diluted share was $1.20 through the first nine months of the fiscal year.

     The decrease of $2.1 million in interest expense from the prior year period is a result of lower average outstanding debt and interest rates.


     Special Items
     -------------

     In the first quarter of fiscal year 2003, the Company completed the relocation of its headquarters to Hoboken, N.J. A charge for costs associated with the relocation of $2.5 million, or $1.5 million after-tax equal to $0.02 per diluted share, was reported in last year's first quarter.

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

     Management believes the non-GAAP financial measures, which exclude the relocation charge and the tax benefit, provide a meaningful comparison of the Company's year-over-year results. These measures improve investors' ability to understand the Company's performance and future expectations. As required by the SEC, the Company provides the below reconciliation to the most directly reported amounts under GAAP. Pro forma results of operations for the nine months, excluding the relocation charges and tax benefits, were as follows:


                                                       For the Nine Months Ending January
                                                                      31,
                                                      -------------------------------------
                                                            2004                2003
                                                      -----------------   -----------------
Operating income as reported                         $    113,895             103,411
     Relocation charge                                          -               2,465
                                                      -----------------   -----------------
     Pro forma operating income                      $    113,895             105,876
                                                      =================   =================

Net income as reported                               $     78,792              78,981
     Relocation charge, net of taxes                            -               1,479
     Tax benefits                                               -             (12,025)
                                                      -----------------   -----------------
     Pro forma net income                            $     78,792              68,435
                                                      =================   =================

Income per diluted share as reported                 $      1.25                1.25
     Relocation charge, net of taxes                        -                   0.02
     Tax benefits                                           -                  (0.19)
     Pro forma income per diluted share              $      1.25                1.08
                                                      =================   =================

     Taxes
     -----

     The effective tax rates reported for the first nine months of fiscal year 2004 and 2003 were 28.9% and 19.6%, respectively. Excluding the net tax benefits in fiscal year 2004 and 2003 described above, the effective tax rates for the first nine months of fiscal year 2004 and 2003 were 31.6% and 31.8%, respectively.



     SEGMENT RESULTS

     Professional/Trade (P/T)
     ------------------------

     U.S. P/T revenue for the first nine months of fiscal year 2004 of $247.3 million increased 2% from $241.6 million, reflecting growth in business, and culinary and architecture sales, partially offset by lower backlist sales of technology and consumer titles. The contribution margin in the first nine months of fiscal year 2004 was 27.1% compared to 27.3% in the prior year reflecting higher provisions for author advances and additional sales costs associated with selling P/T products in the higher education outlet.

     Scientific, Technical And Medical (STM)
     ---------------------------------------

     U.S. STM revenue for the first nine months of fiscal year 2004 was $126.9 million compared to $124.6 million in the prior year. Higher journal revenue was partially offset by the adverse effect of the Rowecom bankruptcy and lower advertising revenue. The contribution margin was 48.0% for the first nine months of fiscal year 2004 compared to 46.5% in the prior year reflecting cost savings and higher journal revenue. Globally, STM journal revenue for the first nine months of fiscal 2004 increased approximately 8% over the prior year period.

     Higher Education
     ----------------

     U.S. Higher Education revenue for the first nine months of fiscal year 2004 of $132.3 million increased 6% from $125.1 million due to higher science, social science and business sales. The contribution margin increased 1.4% to 35.1% from 33.7% for the first nine months of fiscal year 2004 reflecting cost savings, lower unit cost product mix and the benefits of selling P/T products through the Higher Education sales force.

     Europe
     ------

     European revenue of $169.5 million in the first nine months of fiscal year 2004 increased 11% over the prior year, or 3% excluding the foreign exchange translation benefit. STM journal improvement was partially offset by sluggish STM and P/T book sales, primarily in the U.K. For the first nine months of fiscal year 2004, the contribution margin excluding foreign exchange improved 1.3% to 32.8% from 31.5% from the prior year reflecting higher journal revenue and cost savings. Including foreign exchange, the contribution margin decreased to 31.1%.

     Asia, Australia & Canada
     ------------------------

     Asia, Australia and Canada revenue increased 14% to $80.7 million for the first nine months of fiscal year 2004, or 1% excluding foreign exchange translation gains. Excluding foreign exchange translation gains, the contribution margin was 19.8% compared to 20.7% in the prior year for the first nine months of fiscal year 2004 reflecting a soft P/T market in Canada. Including foreign exchange, the contribution margin increased 4.0% to 24.8% from 20.7%.



     LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operating activities for the first nine months of fiscal year 2004 improved to $174.0 million, as compared to $138.3 million in the prior fiscal year period. Higher cash earnings and higher prepaid subscriptions associated with the company's STM journal business was partially offset by lower accounts payable due to timing.

     Investing activities used $65.3 million for the first nine months of fiscal year 2004 as compared to $95.8 million in the prior year period. Current year investing activities include $41.4 million for product development and $20.9 million of property and equipment expenditures, the majority of which was for investments in technology. Prior year capital spending included approximately $31.6 million of cost for the relocation of the Company's headquarters and new facilities. Capital spending on product development for the full fiscal year 2004 is projected to be $60 million. Capital spending for property and equipment is projected to be approximately $35 million.

     Financing activities in the nine month periods of fiscal year 2004 and 2003 include scheduled term loan repayments of $35 million and $30 million. In the first quarter, the Company announced a 30% increase in its quarterly dividend to shareholders from $0.05 per share to $0.065 per share in response to the recent change in tax laws affecting the taxability of dividends. The increased dividend was effective on July 17, 2003.

     Although the Condensed Statement of Financial Position as of January 31, 2003 indicates working capital of $33.5 million, current liabilities includes deferred income related to journal subscriptions for which a significant portion of the cash has been received and will be recognized in revenue as the journals are delivered to customers. The Company believes its cash balances together with existing credit facilities are sufficient to meet its obligations. At January 31, 2004 the Company had $200.0 million of variable rate loans outstanding, which approximated fair value and $120 million available under its revolving credit facilities.

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

     Interest Rates

     The Company did not use any derivative financial investments to manage this exposure. The weighted average interest rate as of January 31, 2004 was approximately 2.0%. A hypothetical 1% change in interest rates on the Company's debt would affect annual net income and cash flow by approximately $1.2 million.

     Foreign Exchange Rates

     Under certain circumstances, the Company enters into derivative financial instruments in the form of forward contracts as a hedge against foreign currency fluctuation of specific transactions, including inter-company purchases. The Company does not use derivative financial instruments for trading or speculative purposes.

     During the first quarter of fiscal year 2004 the Company entered into derivative contracts to hedge potential foreign currency volatility on a portion of fiscal year 2004 inventory purchases. The contracts have been designated as cash flow hedges and are considered by management to be highly effective. Several derivative foreign exchange contracts settled during the second and third quarters resulting in a loss of approximately $0.2 million, which will be recognized in cost of sales as the inventory is sold. The remaining contracts expire through April 2004. During the period ending January 31, 2003 there was no material ineffectiveness related to the cash flow hedges, and the estimated amount of gains or losses expected to be reclassified into earnings over the current fiscal year are not material. The outstanding contracts are as follows:
                                                                 Average
     Currency Sold    Currency Purchased   Notional Value     Contract Rate
     --------------  -------------------  ----------------  ----------------
     Canadian dollar         US $           US$4,000,000        1.4163


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

     In the journal publishing business, subscriptions are primarily sourced through independent subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Monies are generally collected in advance from subscribers by the subscription agents and are remitted to the journal publisher, including the Company, generally prior to the commencement of the subscriptions. Although at fiscal year-end the Company had minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents accounted for approximately 16% of total fiscal year 2003 consolidated revenue and no one agent accounted for more than 6% of total fiscal year 2003 consolidated revenue. Insurance for these accounts is not commercially feasible and/or available. A journal subscription agent, Rowecom, Inc., filed for bankruptcy in January 2003. The bankruptcy affected STM journal revenue in calendar year 2003 and was immaterial to the Company.

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

               ii. Earnings release on the second quarter fiscal 2004 results issued on form 8-K dated December 1, 2003, which include the condensed financial statements of the Company.

               iii. Earnings  release on the third  quarter  fiscal 2004 results issued on form 8-K dated March 1, 2004, which include the condensed financial statements of the Company.

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





                                   Dated:   March 12, 2004

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

                                           Dated:  March 12, 2004

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


                                           Dated:  March 12, 2004

                                                                 Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


          In connection with the Quarterly Report of John Wiley & Sons, Inc. (the "Company") on Form 10-Q for the period ending January 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William J. Pesce, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

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

         Dated:  March 12, 2004

                                                          Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 .S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


          In connection with the Quarterly Report of John Wiley & Sons, Inc. (the "Company") on Form 10-Q for the period ending January 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ellis E. Cousens, Executive Vice President and Chief Financial & Operations Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

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

         Dated:  March 12, 2004