Form 10-K
period 2004-04-30
WILEY JOHN & SONS INC
filed 2004-07-12
CIK 107140

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: April 30, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                        For the transition period from to
                         Commission file number 1-11507

                             JOHN WILEY & SONS, INC.
             (Exact name of Registrant as specified in its charter)

                NEW YORK                                    13-5593032
------------------------------------      --------------------------------------
     State or other jurisdiction of                       I.R.S. Employer
     incorporation or organization                      Identification No.

     111 River Street, Hoboken, NJ                            07030
------------------------------------      --------------------------------------
     Address of principal executive offices                 Zip Code

 Registrant's telephone number including area code       (201) 748-6000
                                          --------------------------------------


 Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                  Name of each exchange on which registered
---------------------------------      -----------------------------------------
Class A Common Stock, par value $1.00 per share        New York Stock Exchange
Class B Common Stock, par value $1.00 per share        New York Stock Exchange

 Securities registered pursuant to Section 12(g) of the Act:
                             None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _____

The number of shares outstanding of the Registrant's Class A and Class B Common Stock, par value $1.00 per share as of May 31, 2004, was 50,362,500, and 11,240,864 respectively, and the aggregate market value of such shares of Common Stock held by non-affiliates of the Registrant as of such date was $1,237,012,813 based upon the closing market price of the Class A and Class B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive proxy Statement to be filed with the Commission on or about August 5, 2004, for the Annual Meeting of Shareholders to be held on September 15, 2004 (the "2004 Proxy Statement"), is, to the extent noted below, incorporated by reference in Part III.

                                     PART I


Item 1.   Business
          --------

          The Company, founded in 1807, was incorporated in the state of New York on January 15, 1904. (As used herein the term "Company" means John Wiley & Sons, Inc., and its subsidiaries and affiliated companies, unless the context indicates otherwise.)

          The Company is a global publisher of print and electronic products, providing must-have content and services to customers worldwide. Core businesses include professional and consumer books and subscription services; scientific, technical, and medical journals, encyclopedias, books, and online products and services; and educational materials, including course management and study guides for undergraduate and graduate students, teachers and lifelong learners. The Company takes full advantage of the product content of its various core businesses to develop material and cross-market products to its diverse customer base of academics, professionals, researchers and consumers. The use of technology enables the Company to make its content more accessible to its global communities of interest. The Company has publishing, marketing, and distribution centers in the United States, Canada, Europe, Asia, and Australia. The Company promotes long-term collaborative relationships with customers, authors, professional societies, suppliers, and employees.

          Further description of the Company's business is incorporated herein by reference in the Management Discussion and Analysis section of this 10-K.

          Employees
          ---------

          As of April 30, 2004, the Company employed approximately 3,300 persons on a full-time basis worldwide.


          Financial Information About Industry Segments
          ---------------------------------------------

          The note entitled "Segment Information" of the Notes to Consolidated Financial Statements listed in the attached index is incorporated herein by reference.


          Financial Information About Foreign and
          ----------------------------------------
          Domestic Operations and Export Sales
          ------------------------------------

          The note entitled "Segment Information" of the Notes to Consolidated Financial Statements listed in the attached index is incorporated herein by reference.

Item 2.   Properties
          ----------

          The Company occupies office, warehouse, and distribution facilities in various parts of the world, as listed below (excluding those locations with less than 10,000 square feet of floor area, none of which is considered material property). All of the buildings and the equipment owned or leased are believed to be in good condition and are generally fully utilized.

                                                                                               Lease Expiration
           Location                 Purpose                       Approx. Sq. Ft.                    Date
           --------                 -------                       --------------               -----------------
           Leased
           ------
           Australia                Office                             32,000                        2006
                                    Warehouse                          68,000                        2009


           Canada                   Office and Warehouse               87,000                        2011


           England                  Office                             14,000                        2012
                                    Warehouse                         126,000                        2012


           United States:

                  New Jersey        Corporate Headquarters            383,000                        2017
                                    Offices

                  New York          Editorial and Administrative       59,000                        2010
                                    Offices

                  New Jersey        Distribution Center               188,000                        2007
                                    and Office

                  New Jersey        Warehouses                        303,000                        2006

                  Indiana           Editorial and Administrative      120,000                        2009
                                    Offices

                  California        Office                             38,000                        2012


           Singapore                Office and Warehouse               68,000                        2005



           Owned
           -----

           Germany                  Office                             57,000


           England                  Office                             50,000

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


Item 4.   Submission of Matters to a
          --------------------------
          Vote of Security Holders
          ------------------------

          No matters were submitted to the Company's security holders during the last quarter of the fiscal year ended April 30, 2004.





                                     PART II


Item 5.   Market for the Company's Common
          -------------------------------
          Equity and Related Stockholder Matters
          --------------------------------------

          The Quarterly Share Prices, Dividends, and Related Stockholder Matters listed in the attached index are incorporated herein by reference.

Item 6.   Selected Financial Data
          -----------------------

          The  Selected   Financial   Data  listed  in  the  attached  index  is
          incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of
          ----------------------------------------
          Financial Condition and Results of Operations
          ---------------------------------------------

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

Item 8    Financial Statements and Supplemental Data
          ------------------------------------------

          The Financial Statements and Supplemental Data listed in the attached index is incorporated herein by reference.

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
                    -----------------------------------------
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
            --------------------------------------------------------



The following financial statements and information appearing on the pages indicated are filed as part of this report:


                                                                                                Page(s)
Management's Discussion and Analysis of Financial Condition
        And Results of Operations.............................................................  6 - 24
Results by Quarter (Unaudited)................................................................      24
Quarterly Share Prices, Dividends, and Related Stockholder Matters............................      25
Selected Financial Data.......................................................................      26
Report of Independent Registered Public Accounting Firm and
        Consent of Independent Registered Public Accounting Firm.............................. 27 - 28
Consolidated Statements of Financial Position
        as of April 30, 2004, and 2003........................................................      29
Consolidated Statements of Income
        for the years ended April 30, 2004, 2003, and 2002....................................      30
Consolidated Statements of Cash Flows
        for the years ended April 30, 2004, 2003, and 2002....................................      31
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the
        years ended April 30, 2004, 2003, and 2002.............................................     32
Notes to Consolidated Financial Statements.....................................................33 - 49
Schedule II-- Valuation and Qualifying Accounts
        for the years ended April 30, 2004, 2003, and 2002......................................    50


Other schedules are omitted because of absence of conditions under which they apply or because the information required is included in the Notes to Consolidated Financial Statements.

Management's Discussion and Analysis of Business, Financial Condition and Results of Operations


The Company is a global publisher of print and electronic products, providing must-have content and services to customers worldwide. Core businesses include professional and consumer books and subscription services; scientific, technical, and medical journals, encyclopedias, books, and online products and services; and educational materials, including course management and study guides for undergraduate and graduate students, teachers and lifelong learners. The Company takes full advantage of the product content of its various core businesses to develop products that can be cross-marketed to its diverse customer base of academics, professionals, researchers and consumers. The use of technology enables the Company to make its content more accessible to its global communities of interest. The Company maintains publishing, marketing, and distribution centers in the United States, Canada, Europe, Asia, and Australia.



Professional/Trade Publishing
-----------------------------

The Company's Professional/Trade business acquires, develops and publishes books and subscription products in all media, with a focus on travel, technology, psychology, architecture, professional culinary, cooking, business, consumer reference, education, and general interest. Products are developed for worldwide distribution through multiple channels, including major chains and online booksellers, independent bookstores, libraries, colleges and universities, warehouse clubs, corporations, direct marketing, and Web sites. Global Professional/Trade publishing accounted for approximately 43% of total Company revenue in fiscal year 2004.

A key strategy of the Professional/Trade publishing program is to increase revenue by adding value to its must-have content, the development of leading brands and franchises, and strategic acquisitions. Revenue for the Company's worldwide Professional/Trade publishing business grew at a compound annual rate of approximately 20% over the past five years.

Publishing alliances and franchise products are central to the Company's strategy. The Company's ability to bring together Wiley's product development, sales, marketing, distribution and technological capabilities with a partner's content, and brand name recognition, has been a driving factor in its success. Alliance partners include the Culinary Institute of America, the American Institute of Architects, the National Restaurant Association Educational Foundation, and the Leader to Leader Institute (formerly The Peter F. Drucker Foundation) and General Mills, among many others.

The Company's customers are professionals, consumers, and students worldwide. Highly respected brands and extensive backlists are especially well suited for online bookstores such as Amazon.com. With their unlimited "virtual" shelf space, online retailers merchandise the Company's products for longer periods of time than brick-and-mortar bookstores.

Strategic Acquisitions: Key strategic Professional/Trade acquisitions over the past five years included: (i) An acquired list of approximately 250 titles from Prentice Hall Direct, a unit of Pearson Education in fiscal year 2003. These titles include a collection of practical, "hands-on" teaching resources, which complement the Company's renowned Jossey-Bass education series and its market-leading Janice Van Cleave series. (ii) In September 2001, of fiscal year 2002, the Company acquired Hungry Minds Inc., a leading publisher with an outstanding collection of respected brands including the For Dummies and Unofficial Guide series, the technological Bible and Visual series, Frommer's travel guides, CliffsNotes, Webster's New World Dictionary, Betty Crocker and Weight Watchers. (iii) In fiscal year 2002 the Company acquired Frank J. Fabozzi Publishing and Australian publisher, Wrightbooks Pty Ltd., both publishers of high-quality finance books for the professional market. (iv) In fiscal year 2000 the Company acquired J.K. Lasser Tax, a publisher of tax and other financial help guides and Jossey-Bass, a publisher of business, psychology and education/health management.



Scientific, Technical, and Medical (STM) Publishing
---------------------------------------------------

The Company is a leading international publisher for the scientific, technical, and medical communities worldwide, such as academic and corporate librarians that serve scientists, researchers, clinicians, students, and professors. Its STM products encompass journals, encyclopedias, books, and online products and services in the life and medical sciences, chemistry, statistics and mathematics, electrical and electronics engineering, and telecommunication. The Company's STM programs develop products for global distribution through multiple channels including library consortia, subscription agents, bookstores, online booksellers, and direct sales to professional society members and other customers. Global STM publishing represented 37% of total Company revenue in fiscal year 2004. STM publishing revenue grew at a compound annual rate of 7% over the past five years.

The Company's Web-based service, Wiley InterScience (www.interscience.wiley.com) established commercially in 1999, offers fully searchable online access to the Company's publications. With more than twelve million authorized users in 87 countries around the globe, Wiley InterScience is one of the world's leading providers of online scientific, technical, medical, and professional content. The Web site features over 1,000 journals, major reference works, online books, current protocols, laboratory manuals, and databases, as well as a suite of professional and management resources. Wiley InterScience is based on a successful business model that features Enhanced Access Licenses. One to three years in duration, these licenses provide academic and corporate customers with multi-site online access. Created to respond to the evolving needs of today's researchers and professionals, Wiley InterScience offers flexible access, and service plans, and personalization features to meet customer needs. Wiley InterScience includes full-text HTML versions of journal content, allowing more advanced search and navigation options, and providing customers with greater choice and control over the information they retrieve.

Wiley InterScience offers a mobile Internet service for certain of its journals called MobileEditions to provide tables of contents and abstracts from Wiley InterScience directly to personal and wireless handheld devices and Web-enabled phones. Other features of Wiley InterScience include EarlyView, which provides customers with online access to individual articles well in advance of the print issue, and ContentAlerts and RoamingAccess, which enables researchers to access the scientific literature they need, as soon as it is available, wherever and whenever they want. Another feature of Wiley InterScience, called ArticleSelect, allows subscribers with Enhanced Access Licenses to gain access to individual articles and chapters from publications, which they do not hold subscriptions. The publications include journal content, online books, and an extensive range of online reference works. In fiscal year 2003 the Company introduced Pay-Per-View, serving customers who want the opportunity to purchase individual articles by credit card.

Strategic Acquisitions: In April 2002, the Company acquired A&M Publishing Ltd., a U.K.-based publisher for the pharmaceutical and health-care sectors, and GIT Verlag GmbH, a German publisher for the chemical, pharmaceutical, biotechnology, security, and engineering industries. These businesses derive revenue principally from advertising.



Higher Education
----------------

The Company publishes educational materials for the higher education market in all media, focusing on courses in the sciences, geography, mathematics, engineering, accounting, business, economics, computer science, psychology, education, and modern languages. In Australia, the Company is also a leading publisher for the secondary school market.

Higher Education customers include undergraduate, graduate, and advanced placement students, educators, and lifelong learners worldwide. Product is delivered principally through college bookstores, online booksellers, and Web sites. Globally, Higher Educational publishing generated 20% of total Company revenue in fiscal year 2004. Through organic growth and the development of new and acquired products, both print and electronic, the Company's worldwide Higher Education publishing revenue grew at a compound annual rate of 10% over the past five years.

Higher Education's mission is to help teachers teach and students learn. Our strategy is to provide value-added quality materials and services through textbooks, supplemental study guides, course management tools and more, in print and electronic/Web-based formats. The Higher Education Web site offers online learning materials on more than 2,300 sub-sites to support and supplement textbooks.

Strategic Acquisitions: In fiscal year 2003 the Company acquired the assets of Maris Technologies to support the company's drive to produce Web-enabled products. This acquisition included the market-leading software Edugen, which provides users with the capability to customize their courses and to receive and study online, only the material they require. The Company leverages the skills of this development group across the organization. The development facility located in Moscow, Russia is staffed by approximately 45 highly skilled programmers and designers. In fiscal year 2002 the Company acquired publishing assets consisting of 47 higher education titles from Thomson Learning. The titles are in such publishing areas as business, earth and biological sciences, foreign languages, mathematics, nutrition, and psychology.

Supported by the Edugen technology platform, Higher Education has launched a number of products that integrate technology and print to provide students and instructors with tools to improve outcomes or meet specific objectives such as eGrade Plus and Interactive Homework Edition initiatives. In fiscal year 2002 the Company introduced the Wiley Faculty Resource Network, a peer-to-peer network of faculty/professors supporting the use of online course material tools and discipline-specific software in the classroom. The Company believes this unique, reliable, and accessible service gives the Company a competitive advantage.

To mitigate the effect of used textbook sales, which is a continuing industry-wide problem, Higher Education has introduced the Web Access Licensing program, which is a fee-based service that provides access to online supplements for students who purchase new books.

The Company continues to develop new formats, creating more value for teachers and students such as Active Learning Editions, which includes brief texts and integrated study tools as a lower-priced alternative to traditional textbooks. One of the trends in higher education is toward distance learning - students taking online courses either on or off campus.

Higher Education is also leveraging the Web in its sales and marketing efforts. The Web increases the Company's ability to have direct contact with students and faculty at universities worldwide through the use of interactive electronic brochures and e-mail campaigns.



Publishing Operations
---------------------

Journal Products
----------------

The Company publishes over 1,000 journals and other subscription-based STM and Professional/Trade products, which accounted for approximately 32% of the Company's fiscal year 2004 revenue. Most journals are owned by the Company, in which case they may or may not be sponsored by a professional society. Some are owned by societies and published by the Company in collaboration with the societies pursuant to contracts. Societies that sponsor or own such journals generally receive a royalty and/or other consideration. The Company usually enters into agreements with outside independent editors of journals that state the duties of the editors, and the fees and expenses for their services. Contributors of journal articles transfer publication rights to the Company or professional society, as applicable.

Journal subscriptions result primarily from licenses for the Web-based Wiley InterScience service negotiated directly with customers or their subscription agent by the Company's sales representatives, direct mail or other advertising, promotional campaigns, and memberships in professional societies for those journals that are sponsored by such societies. Licenses range from one to three years in duration.

Printed journals are generally mailed to subscribers directly from independent printers. Journal content for virtually all journals is also made available online. Subscription revenue is generally collected in advance, and is deferred and recognized as earned when the related issue is shipped or made available online, or over the term of the subscription as services are rendered.



Book Products
-------------

Materials for book publications are obtained from authors throughout most of the world through the efforts of an editorial staff, outside editorial advisors, and advisory boards. Most materials originate with their authors or as a result of suggestion or solicitations by editors and advisors. The Company enters into agreements with authors that state the terms and conditions under which the materials will be published, the name in which the copyright will be registered, the basis for any royalties, and other matters. Most of the authors are compensated by royalties, which vary with the nature of the product and its anticipated sales potential. The Company makes advance payments against future royalties to authors of certain publications.

The Company continues to add new titles, revise existing titles, and discontinue the sale of others in the normal course of its business, also creating adaptations of original content for specific markets fulfilling customer demand. The Company's general practice is to revise its textbooks every three to five years, if warranted, and to revise other titles as appropriate. Subscription-based products are updated more frequently on a regular schedule. Approximately 34% of the Company's fiscal year 2004 U.S. book-publishing revenue was from titles published or revised in the current fiscal year.

Professional and consumer books are sold to bookstores and online booksellers serving the general public; wholesalers who supply such bookstores; warehouse clubs; college bookstores for their non-textbook requirements; individual professional practitioners; and research institutions, jobbers, libraries (including public, professional, academic, and other special libraries), industrial organizations, and governmental agencies. The Company employs sales representatives who call upon independent bookstores, national and regional chain bookstores, wholesalers, and jobbers. Trade sales to bookstores, wholesalers, and jobbers are generally made on a returnable basis with certain restrictions. The Company provides for estimated future returns on sales made during the year principally based on historical experience. Sales of professional and consumer books also result from direct mail campaigns, telemarketing, online access, and advertising and reviews in periodicals.

Adopted textbooks and related supplementary material (i.e., textbooks prescribed for course use) are sold primarily to bookstores including online bookstores, serving educational institutions. The Company employs sales representatives who call on faculty responsible for selecting books to be used in courses, and on the bookstores that serve such institutions and their students. Textbook sales are generally made on a fully returnable basis with certain restrictions. The textbook business is seasonal, with the majority of textbook sales occurring during the June through August and November through January periods. There is an active used textbook market, which negatively affects the sales of new textbooks.

Like most other publishers, the Company generally contracts with independent printers and binderies for their services. The Company purchases its paper from independent suppliers and printers. Paper prices on average decreased slightly during fiscal year 2004. Management believes that adequate printing and binding facilities, and sources of paper and other required materials, are available to it, and that it is not dependent upon any single supplier. Printed book products are distributed from both Company-operated warehouses and independent distributors.

The Company develops content in digital format that can be used for both online and print products, which results in productivity and efficiency savings, as well as enabling the Company to offer customized publishing and print-on-demand products. Book content is increasingly being made available online through Wiley InterScience and other platforms, and in eBook format through licenses with alliance partners. The Company is also developing online communities of interest, both on its own and in partnership with others, to expand the market for its products.

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

Marketing and distribution services are made available to other publishers under agency arrangements. The Company also engages in copublishing of titles with international publishers and in publication of adaptations of works from other publishers for particular markets. The Company also receives licensing revenue from photocopies, reproductions, and electronic uses of its content.



Global Operations
-----------------

The Company's publications are sold throughout most of the world through operations located in Europe, Canada, Australia, Asia, and the United States. All operations market their indigenous publications, as well as publications produced by other parts of the Company. The Company also markets publications through agents as well as sales representatives in countries not served by the Company. John Wiley & Sons International Rights, Inc., sells reprint and translations rights worldwide. The Company publishes or licenses others to publish its products, which are distributed throughout the world in many languages. Approximately 39% of the Company's fiscal year 2004 revenue was derived from non-U.S. markets.



Competition and Economic Drivers Within the Publishing Industry
---------------------------------------------------------------

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

The Company is in the top rank of publishers of scientific and technical journals worldwide, as well as a leading commercial chemistry publisher at the research level; one of the leading publishers of university and college textbooks and related materials for the "hardside" disciplines i.e., sciences, engineering, and mathematics; and a leading publisher in its targeted professional/trade markets. The Company knows of no reliable industry statistics that would enable it to determine its share of the various international markets in which it operates.

The Company measures its performance based upon revenue, operating income, net income and cash flow growth excluding unusual or one-time events, and considering current worldwide and regional economic conditions. Because of the

Company's unique blend of businesses, industry statistics do not always provide informative comparatives. The Company does maintain market share statistics within each area for the Professional/Trade and Higher Education businesses. For Professional/Trade, market share statistics published by BOOKSCAN, a statistical clearinghouse for book industry point of sale in the United States, are used. The statistics include survey data from all major retail outlets, mass merchandisers, small chain and independent retail outlets. For Higher Education, the Company subscribes to Management Practices Inc., which publishes customized comparative sales reports.


Results of Operations
Fiscal Year 2004 Compared to Fiscal Year 2003

The Company achieved record revenue, operating income, net income and cash flow in fiscal year 2004. For the full year, revenue advanced 8% over prior year to $923 million, or 5% excluding foreign currency effects. The year-on-year growth was driven primarily by the strong second half performances of Professional/Trade in the U.S. and Scientific, Technical, and Medical globally.

Operating income advanced 8% to $129.4 million in fiscal year 2004. Operating margin was 14.0% compared with 14.1% in fiscal year 2003, reflecting higher operating and administrative costs partially offset by an improvement in gross margin.

Earnings per diluted share and net income for fiscal year 2004 were $1.41 and $88.8 million, compared to $1.38 and $87.3 million in fiscal year 2003. Excluding the tax benefits reported in fiscal year 2004 and 2003 and the relocation charge in fiscal year 2003 related to the Company's relocation to Hoboken, New Jersey, earnings per diluted share and net income for the fiscal year ended April 30, 2004, rose 12% to $1.36 and $86 million from $1.22 and $77 million in the prior year on the same basis, respectively.


Cash flow after investing activities for fiscal year 2004 was $120 million as compared to $44 million in the prior year. The improvement reflects the combined effect of a 25% increase in cash provided by operating activities and the expected decrease in capital expenditures.

Non-GAAP Financial Measures: Management believes the non-GAAP financial measures, which exclude certain tax credits and relocation charge described below, provide a more meaningful comparison of the Company's year-over-year results. These events are unusual to the Company, and except for the net tax benefits in fiscal year 2004, are unlikely to recur in the foreseeable future.

In fiscal year 2004 the Company recognized a net tax benefit of $3.0 million or $0.05 per diluted share related to the resolution of certain state and federal tax matters and accrued foreign taxes.

In fiscal year 2003 the Company merged several of its European subsidiaries into a new entity, which enabled the Company to increase the tax-deductible asset basis of the merged subsidiaries to the fair value of the business at the date of merger. Under U.S. accounting principles, the tax benefit attributable to the increase in tax basis is immediately included in income. Consequently, the Company had a one-time tax benefit of $12.0 million, equal to $0.19 per diluted share, in fiscal year 2003. The cash benefit of this change will be recognized pro rata over a 15-year period. The Company's effective tax rate, excluding this tax benefit, was 33.1% for the year.

In the fourth quarter of fiscal year 2002, Wiley finalized its commitment to relocate the Company's headquarters to Hoboken, N.J. The relocation was completed in the first quarter of fiscal year 2003. The new facility provides a more collaborative and efficient work environment and will meet the Company's growth expectations. Fiscal year 2003 includes an unusual charge for costs associated with the relocation of approximately $2.5 million, or $1.5 million after tax.

Pro forma operating income and net income excluding the tax benefits and relocation charge are as follows:

Reconciliation of non-GAAP financial disclosure
(In millions)                                 2004       2003
------------------------------------------ ---------- ----------
Operating Income as reported                 $129.4     $120.3
Relocation charge                               -          2.5
                                           ---------- ----------
Pro Forma Operating Income                   $129.4     $122.8
                                           ========== ==========

Net Income as reported                        $88.8      $87.3
Relocation charge, net of tax                   -          1.4
Resolution of tax matters                      (3.0)       -
Tax benefit from merger                         -        (12.0)
                                           ---------- ----------

Pro Forma Net Income                          $85.8      $76.7
                                           ========== ==========

Cost of sales as a percentage of revenue was 33.5% in fiscal year 2004 and 33.8% in fiscal year 2003. The favorable results were principally due to higher journal revenue and lower inventory costs resulting from cost contingency programs in place during fiscal year 2004. Production costs for journals as a percentage of revenue are typically lower than the same costs for books reflecting lower royalty costs.

Operating and administrative expenses as a percentage of revenue increased to 51.5% in fiscal year 2004, from 50.7% in the prior fiscal year. The increase was principally due to incentive compensation, pension and health costs of approximately $12.9 million; technology costs of approximately $7.8 million, driven by product development of Web-enabled products; and foreign exchange effects of approximately $16.7 million.

Fourth quarter 2004 operating and administrative expenses, excluding foreign exchange, increased $18.3 million over the fourth quarter of fiscal year 2003. The increase was principally due to the timing of accrued performance compensation which reflects the achievement of cumulative corporate goals in the fourth quarter of fiscal year 2004.

Interest expense, net of interest income improved $3.4 million due to lower debt and interest rates. The Company's effective tax rate was 29.0% in fiscal year 2004. Excluding the tax benefits described in the Non-GAAP financial disclosure, the effective tax rate decreased to 31.4% as compared to 33.1%, mainly due to lower foreign taxes.

In January 2002, the World Trade Organization ruled that the Extra Territorial Income exclusion ("ETI", formerly the Foreign Sales Corporation) was an export subsidy inconsistent with U.S. obligations under international trade agreements. The ETI provides a tax benefit to Wiley and other U.S. corporations by excluding from taxable income certain foreign trading income. Proposed legislation has been presented to the U.S. Congress which will repeal the ETI tax benefit and replace it with an alternative tax benefit available to all U.S. manufacturers. As noted in the Company's footnotes to the fiscal year 2004 annual report filed with the SEC on form 10K, the tax benefit to the Company reduced the annual effective income tax rate by 1.6%. At the filing of this 10K the proposed legislation has not yet been approved by Congress.

Fiscal Year 2004 Segment Results

Professional/Trade (P/T):

 Dollars in thousands      2004         2003       % change
----------------------- ------------- ------------ ----------
Revenue                  $340,252       $321,963         6%
Direct Contribution       $93,945        $87,354         8%
Contribution Margin         27.6%          27.1%

Revenue of Wiley's U.S. P/T business increased 6% to $340 million in fiscal year 2004, principally due to organic growth in key publishing categories. Revenue rebounded solidly in the second half of the year, particularly in the business, architecture, culinary, education, and consumer programs. An improving retail book market contributed to the 16% revenue increase in the fourth quarter. Higher revenue along with lower inventory costs due to cost contingency programs, and lower composition costs, contributed to the improvement in margins.

P/T's business program generated strong momentum throughout the second half of the year. Two finance titles performed particularly well, Hirsch & Hirsch/Stock Trader's Almanac and Mauldin/Bull's Eye Investing (which published during the fourth quarter and quickly made the Wall Street Journal business bestseller list). Also contributing to the top-line results were real estate titles, such as Allen/Multiple Streams of Income (which appeared on the Wall Street Journal business bestseller list); leadership titles, such as the third edition of Kouzes & Posner/Leadership Practices Inventory and Lencioni/Five Dysfunctions of a Team (which celebrated 20 months on the BusinessWeek hardcover business bestseller list); as well as Testosterone, Inc., an examination of CEO misbehavior by Martha, Inc. author Christopher Byron.

Wiley's consumer programs, including the CliffsNotes and For Dummies brands, had a solid year. Extension of the CliffsNotes brand to new CliffsStudySolver Guides helped generate additional sales. Record-breaking traffic on Dummies.com drove incremental sales and reinforced the brand.

P/T's travel program showed renewed strength in the second half of the year as vacation and business travel rebounded. Frommer's, Wiley's market-leading travel brand, had an excellent year. Frommers.com had a record number of visitors this year, as evidenced by a greater than 40% increase in page views and user sessions.

The culinary program had a solid year, led by the Betty Crocker franchise. The Betty Crocker Bisquick II Cookbook, which published during the fourth quarter, sold well. Earlier in the year, Wiley launched a Betty Crocker microsite on FoodTV.com to increase the brand's presence and drive sales. Building on the successful Betty Crocker publishing partnership, Wiley signed another multi-year agreement with General Mills to publish new cookbooks under the well-known Pillsbury brand.

The technology publishing program gained some momentum during the second half of the year despite challenging market conditions. Although sales were down slightly from last year, Wiley's program maintained the significant market share gained in the prior year. Sales of consumer technology books on topics such as digital photography, wireless home networking and security, and professional technology titles, increased modestly for the year.

Scientific, Technical, and Medical (STM):

Dollars in thousands        2004         2003      % change
----------------------- ------------- ------------ ----------
Revenue                   $178,100      $168,208        6%
Direct Contribution        $86,310       $77,937       11%
Contribution Margin          48.5%         46.3%

Wiley's U.S. STM revenue increased 6% to $178 million in fiscal year 2004 from $168 million in the previous year. Fourth quarter revenue increased over prior year by 17% to $51 million. Society journals, digitized journal backfiles, online major reference works, Current Protocols and the book program contributed to the year-on-year growth. STM books finished the year strongly, posting a 14% increase in the fourth quarter and a 4% increase for fiscal year 2004. The improvement in margin was driven by product mix reflecting an increase in journal products sold.

Worldwide STM journal revenue increased 11% for the fiscal year. The Company's STM business continued its transformation to digital access through Wiley InterScience. Approximately 70% of STM's global journal subscription revenue is now generated by Wiley InterScience licenses. The number of journal articles viewed increased by approximately 39% in fiscal year 2004, continuing the rapid growth in customer usage since the service was launched commercially in fiscal year 1999.

The STM book program showed improvement throughout the year. Sales of online major reference works and OnlineBooks were robust. Early in the fourth quarter, Wiley signed an agreement to distribute Merck's professional manuals in the U.S., including The Merck Manual, The Merck Veterinary Manual, The Merck Manual of Geriatrics and The Merck Index. These titles are widely considered to be among the most trusted resources for medical and scientific information.

Higher Education:

Dollars in thousands        2004         2003       % change
----------------------- ------------- ------------ ----------
Revenue                  $152,861       $148,220         3%
Direct Contribution       $41,749        $39,938         5%
Contribution Margin         27.3%          26.9%

Wiley's U.S. Higher Education revenue increased 3% to $153 million in fiscal year 2004. Programs in the sciences and the social sciences did especially well. Sales of engineering and computer science titles continued to reflect sluggish market conditions. In the fourth quarter, which is seasonally the least significant for Higher Education, revenue declined from the same period in the previous year, principally due to sluggish market conditions. The improvement in margin was principally due to higher sales and the benefits of selling P/T products through the Higher Education sales force.

Year-on-year growth was driven by top-selling titles such as Tortora/Principles of Anatomy and Physiology, 10th edition; Kieso/Intermediate Accounting, 11th edition; Kimmel, Weygandt, and Kieso/Financial Accounting, 3rd edition;
Solomons/Organic Chemistry, 8th edition; Huffman/Psychology in Action, 7th edition; Connally, Hughes-Hallett and Gleason/Functions Modeling Change, 2nd edition; and Cutnell and Johnson/Physics, 6th edition.

The textbooks and related educational materials that Wiley develops continue to be widely regarded by professors and students as crucial to effective teaching and learning. Wiley remains committed to delivering the highest quality materials and services, while addressing concerns about price and value. For example, Wiley's Core Concepts texts are pared-down, economical paperback books designed to be used in combination with online and customized components.

At the same time,  the  Company is  migrating  to online  delivery  in pace with customers' needs. Doing so offers opportunities for more customization and new pricing and business models. At a time when state budget cuts are increasing class sizes, innovative new products and services, most of which are technology-enabled, are helping teachers teach and students learn.

During the year, the Company launched eGrade Plus, which is the first product built on Wiley's Edugen technology platform. This platform enables Wiley to deliver integrated content that is organized around teaching and learning activities. Several pricing options are available to students. eGrade Plus is an innovative service which is being well received by our customers.


Europe:


Dollars in
thousands            2004         2003      % change   % excluding FX
----------------- ------------ ------------ ---------- --------------
Revenue            $238,436      $210,482        13%         5%
Direct
Contribution        $74,585      $ 69,191         8%         5%
Contribution
Margin                31.3%         32.9%

Full-year revenue of Wiley Europe advanced 13% over the prior year to $238 million, including foreign exchange gains, or 5% excluding exchange effects. Fourth quarter revenue was up 19% to $69 million, including foreign currency gains, or 10% excluding currency. Several factors contributed to the revenue growth of Wiley Europe's journal program, including a full year's results of the British Journal of Surgery and Ultrasound in Obstetrics and Gynecology, excellent reprint sales, healthy subscription and license renewals, and growth in Article Select sales. In Germany, Wiley-VCH launched a number of new journals, including Engineering in Life Sciences, Laser Physics Letters, Laser Technik Journal and Applied Numerical Analysis and Computational Mathematics. Direct contribution improved principally due to higher journal revenue. Excluding foreign exchange, the contribution margin percentage was on par with the prior year.

Asia, Australia, and Canada:

Dollars in
thousands            2004         2003      % change   % excluding FX
----------------- ------------ ------------ ---------- --------------
Revenue              $98,986      $87,314       13%        1%
Direct
Contribution         $22,218      $16,278       36%        1%
Contribution
Margin                 22.4%        18.6%

Wiley's combined revenue for its operations in Asia, Australia and Canada advanced 13% to $99 million in fiscal year 2004 or 1% excluding foreign exchange. Fourth quarter revenue increased 11% over the prior year or 1% excluding foreign exchange. Foreign exchange gains, P/T sales growth in India, Taiwan and Indonesia and higher sales of indigenous products in Australia were partially offset by lower sales in Canada due to a weak retail book market. The improvement in direct contribution is principally due to revenue. Contribution margin, excluding foreign exchange was on par with the prior year.

The indigenous Asian publishing program finished the year on a high note, bolstered by strong global sales of key frontlist titles and a robust backlist performance. Wiley formed an alliance with Citibank to develop personal finance books in Asia. In addition, Wiley Asia launched the For Dummies franchise in China, publishing 20 consumer and business titles.

Wiley Canada's Higher Education performance during the quarter and the full year improved, in part, due to the introduction of adaptations of U.S. Higher Education titles. Growth in Higher Education did not, however, compensate for P/T sales, which were depressed by the weak economy and unusually high industry-wide returns.

In Australia, indigenous P/T publishing performed well, while Higher Education and School sales were sluggish, reflecting market conditions. During the quarter, the Company signed publishing agreements with the Australian Stock Exchange and the Australian Institute of Management.



Results of Operations
Fiscal Year 2003 Compared to Fiscal Year 2002

Revenue in fiscal year 2003 increased 16% over the prior year to $854 million, including foreign currency translation effects, or 14% excluding those effects. Excluding Hungry Minds, acquired in September 2001 - Wiley's largest acquisition
- revenue increased 8%. In addition to Hungry Minds, year-on-year growth was driven primarily by organic growth in the U.S. and the April 2002 acquisition of GIT Verlag in Germany and A&M Publishing in the U.K.

Operating income advanced 37.0% to $120.3 million in fiscal year 2003. Operating margin, excluding unusual items as explained below, was 14.4% compared with 13.6% in fiscal year 2002, reflecting improvement due to acquisitions, a $5 million write-off of two investments in fiscal year 2002, and the effect of lower amortization ($9.6 million) due to the adoption of Statement of Financial Accounting Standard (SFAS) No. 142 in fiscal year 2003. Operating margin as reported for fiscal years 2003 and 2002 was 14.1% and 12.0%, respectively.

Management believes the non-GAAP financial measures, which exclude a one-time tax credit and relocation charge, provide a more meaningful comparison of the Company's year-over-year results. The tax credit resulted from a corporate reorganization and the relocation charge is associated with a move of the Company's corporate headquarters, both unusual to the Company and unlikely to recur in the foreseeable future. Both events were completed in fiscal year 2003.

During fiscal year 2003, the Company centralized several Web development activities, which were previously in the publishing operations. This organizational change will enable the Company to leverage these capabilities more efficiently across all of its global businesses. The expenses for these activities are now included in shared services and administrative costs, whereas previously they were included in business segment results. Accordingly, these expenses were reclassified for in the fiscal year 2002 segment financial statements to provide a more meaningful comparison.

Earnings per diluted share and net income for the fiscal year ended April 30, 2003, advanced 18% to $1.22 and $76.7 million, respectively, excluding a one-time tax benefit in fiscal year 2003 and an unusual charge in fiscal years 2003 and 2002, related to the Company's relocation to Hoboken, New Jersey. Including the tax benefit and unusual charge, earnings per diluted share and net income for fiscal year 2003 were $1.38 and $87.3 million, compared to $0.91 and $57.3 million in fiscal year 2002.

In the fourth quarter of fiscal year 2002, Wiley finalized its commitment to relocate the Company's headquarters to Hoboken, N.J. The relocation was completed in the first quarter of fiscal year 2003. The new facility provides a more collaborative and efficient work environment and will meet the Company's growth expectations. The relocation was accomplished on attractive financial terms. Fiscal years 2003 and 2002 included an unusual charge for costs associated with the relocation of approximately $2.5 million, or $1.5 million after tax, and $12.3 million, or $7.7 million after tax, for the respective periods.

In fiscal year 2003, the Company merged several of its European subsidiaries into a new entity, which enabled the Company to increase the tax-deductible asset basis of the merged subsidiaries to the fair value of the business at the date of merger. Under U.S. accounting principles, the tax benefit attributable to the increase in tax basis is immediately included in income. Consequently, the Company had a one-time tax benefit of $12.0 million, equal to $0.19 per diluted share, in fiscal year 2003. The cash benefit of this change will be recognized pro rata over a 15-year period. The Company's effective tax rate, excluding this tax benefit, was 33.1% for fiscal year 2003.

Effective May 1, 2002, the Company adopted SFAS No. 142, which eliminated the amortization of goodwill and indefinite lived intangible assets. In fiscal year 2003, the estimated after-tax impact of the non-amortization of goodwill and intangible assets was $1.9 million equal to $0.03 per share, for the fourth quarter and $7.8 million equal to $0.12 per share, for the year.

Pro forma operating income and net income excluding the relocation charge, one-time tax benefit and the elimination of amortization of goodwill and indefinite life intangible were as follows:

Reconciliation of non-GAAP financial disclosure
-----------------------------------------------
(In millions)                                  2003       2002
------------------------------------------ ---------- ----------
Operating Income as Reported                 $120.3      $87.8
Relocation Charge                               2.5       12.3
SFAS No. 142                                    -          9.6
                                           ---------- ----------
Pro Forma Operating Income                   $122.8     $109.7
                                           ========== ==========
Net Income as Reported                        $87.3      $57.3
Relocation Charge, Net of Taxes                 1.4        7.7
SFAS No. 142, Net of Tax                        -          7.8
One-Time Tax Benefit                          (12.0)       -
                                           ---------- ----------
Pro Forma Net Income                          $76.7      $72.8
                                           ========== ==========

Cost of sales as a percentage of revenue was 33.8% in fiscal year 2003 and 33.1% in fiscal year 2002. The increase was principally due to product mix and the full-year impact from the addition of consumer titles from the Hungry Minds acquisition, which was acquired in September 2001. While Hungry Minds has attractive financial characteristics, its gross margin as a percent of revenue is lower than Wiley's consolidated gross margin.

Operating and administrative expenses as a percentage of revenue declined to 50.7% in fiscal year 2003, from 50.9% in fiscal year 2002. Synergistic benefits realized through the Hungry Minds acquisition and a $5 million write-off of two investments in fiscal year 2002 were partially offset by depreciation and other costs on new facilities.

During the year, the Company relocated three of its operations to new offices. Its global headquarters was moved to a waterfront site in Hoboken, New Jersey, while its European operations were relocated to new offices in Chichester in the

U.K. and Weinheim, Germany. All of the new facilities were designed to promote collaboration and productivity and provide room for growth and expansion.

Interest expense was $8.0 million in fiscal year 2003, up from $7.5 million in fiscal year 2002, reflecting the impact of acquisition financing.

The Company's effective tax rate was 22.5% in fiscal year 2003. Excluding the tax benefit mentioned above, the effective tax rate increased to 33.1% as compared to 29.3% in fiscal year 2002, reflecting higher foreign taxes in fiscal year 2003 and a favorable settlement of tax issues reported in fiscal year 2002.

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

Fiscal Year 2003 Segment Results

Professional/Trade (P/T): Revenue of Wiley's U.S. P/T business advanced 27% over fiscal year 2002, reflecting the full-year effect of the Hungry Minds acquisition and organic growth. While growth in the first half of the year was very strong, second-half performance was adversely impacted by a sluggish retail environment and reduced customer traffic at brick-and-mortar bookstores as a result of the war in Iraq. Despite these unfavorable external factors, P/T revenue for the fourth quarter advanced 5% over the prior year. Wiley gained market share in all of its P/T publishing categories. The direct contribution margin was 27.1% of revenue in fiscal year 2003 compared with 25.0% of revenue in the prior year. The margin improvement was principally due to the integration of Hungry Minds and the elimination of goodwill and indefinite life intangible amortization.

Wiley's business program continued to exhibit strength despite soft market conditions. Eight Wiley business titles appeared on major bestseller lists, including Conquer the Crash: You Can Survive and Prosper in a Deflationary Depression; Five Dysfunctions of a Team: A Leadership Fable; The Morningstar Guide to Mutual Funds: 5-Star Strategies for Success; Home Buying For Dummies; Starting an eBay Business For Dummies; Straight Talk on Investing: What You Need to Know; The Ernst & Young Tax Guide 2003; and JK Lasser's Your Income Tax 2003.

The Company's consumer publishing programs had a strong year, particularly cooking, reference, and travel. Cookbooks that sold well during the year were Betty Crocker's Cooking With Diabetes, Betty Crocker's Cookbook 9e, and Weight Watchers New Complete Cookbook. Two Wiley consumer titles appeared on major bestseller lists during the year: Bush's Brain and Religion For Dummies. Although the overall market for computer books continued to be weak, Wiley's technology publishing program outperformed the market and gained significant market share. Performing particularly well were consumer titles in areas such as digital photography, digital imaging software, general PC technology, Windows XP, home networking, eBay, Apple's Mac OS X, Red Hat Linux, and CD/DVD recording. In April 2003, Wiley acquired 34 best-selling computer titles from Wrox Press.

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

Scientific, Technical, and Medical (STM): In fiscal year 2003, Wiley's U.S. STM revenue was 2% higher than the prior year. The continued success of the Wiley InterScience online service mitigated the adverse impact of the Divine/Rowecom bankruptcy and softness in the STM book market due to tight library budgets. Global STM revenue for the fiscal year 2003 increased 12% as compared to the previous year, bolstered by the acquisitions of GIT Verlag and A&M Publishing at the beginning of the fiscal year, as well as journal growth. The direct contribution margin in fiscal year 2003 was 46.3% compared with 43.1% in fiscal year 2002. Fiscal year 2002 included a $5 million write-off of two STM investments.

Wiley's STM online service Wiley InterScience experienced a significant increase in the number of journal articles viewed. More than 60% of global journal subscription revenue was generated by Wiley InterScience licenses.

The Company continued to add content and functionality to Wiley InterScience, increasing revenue by meeting customer needs. The Polymer Backfile Collection launched on Wiley InterScience with great success in March. The largest collection of high-quality polymer science backfile articles available online from a single publisher, the collection includes more than 600,000 pages of articles from seminal journals, such as the Journal of Polymer Science and Macromolecular Chemistry and Physics.

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

Higher Education: Full-year revenue for the U.S. Higher Education business was up over the comparable prior-year period by 5%. Revenue growth was principally due to a strong front list in the life sciences, as well as solid performances of the physical sciences and social sciences programs. Results continued to be affected by sluggish industry wide conditions in engineering, although there was some improvement in the fourth quarter. Global revenue for fiscal year 2003 increased 6% over the prior year. The contribution margin for fiscal year 2003 was 26.9% as compared with 31.3% in fiscal year 2002. The change was principally due to product mix.

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

Europe: Revenue in fiscal year 2003, excluding foreign translation exchange gains from Wiley's European operations, was up 21% over the prior year, reflecting the GIT Verlag and A&M Publishing acquisitions and organic growth. Primary contributors to the organic growth were the journals program, as well as indigenous P/T titles, such as the global bestseller, Prechter/Conquer the Crash. Results in Germany were negatively affected by a weak advertising market and sluggish book sales. The direct contribution margin for Europe was 32.9% of revenue in fiscal year 2003 and 34.5% of revenue in fiscal year 2002. The decrease in contribution margin was principally due to product mix.

In March, Wiley Europe signed an agreement with The Cochrane Collaboration for the publication of the Cochrane Systematic Reviews in evidence-based medicine. These online databases are widely regarded as the world's most authoritative source of information on the effectiveness of health care interventions.

Asia, Australia, and Canada: Wiley's Asian, Australian, and Canadian operations recorded strong results for the year. Revenue in fiscal year 2003, excluding foreign exchange translation gains, increased over the prior year by 24%. Including the effects of foreign exchange translation gains, revenue increased over the prior year by 28%. These results were driven by the addition of Hungry Minds, as well as the performance of the P/T and Higher Education programs in Canada, and strong overall growth throughout Asia. Rapid growth of the Company's subscription and translation rights businesses continued in Asia, notably in China and India. The fourth quarter was adversely affected somewhat by the war in Iraq and the SARS outbreak.

Indigenous P/T publishing programs grew in Wiley's Asian, Australian, and Canadian businesses. Two titles, Privatising China by Carl Walter, the COO of J.P. Morgan, and Capitalist China by Jonathan Wotzel, a senior partner at McKinsey Consulting, reflect the importance of the growing market in China, and also Wiley's success in partnering with prestigious companies. Two Wiley Australia titles, Westfield/HIH, The Inside Story of Australia's Biggest Corporate Collapse and King/Gallipoli, published during the quarter to great acclaim. Wiley Canada had its best year ever, in part on the strength of the For Dummies brand.

Liquidity and Capital Resources

The Company's cash and cash equivalents balance was $82.0 million at the end of fiscal year 2004, compared with $33.2 million a year earlier. Cash provided by operating activities of $212.2 million improved by $43.1 million over the prior year. The improvement was mainly due to higher net income after giving effect to a $6.8 million improvement in non-cash charges. The utilization of deferred tax benefits and higher depreciation was partially offset by higher pension contributions. Pension contributions in fiscal year 2004 were $21.2 million, compared to $5.3 million in the prior year. The increase in contributions over the prior year was principally due to higher funding requirements caused by lower plan asset market values as of April 30, 2003. The estimated pension contributions anticipated for fiscal year 2005 are $6.3 million.

Cash provided from Operating Assets and Liabilities was $1.4 million in fiscal year 2004, compared to a use of $33.3 million in the prior year. In fiscal year 2004, increases in accounts receivable were due to higher fourth quarter professional/trade sales partially offset by accrued compensation. Prior year uses include investments in working capital to expand new businesses acquired and rent payments, for previously accrued for vacated facilities related to the relocation of the Company's headquarters.

Cash used for investing activities for fiscal year 2004 was $91.7 million compared to $125.6 million in fiscal year 2003. Lower cash used for property and equipment and acquisitions was partially offset by higher investments in product development. Additions to property plant and equipment in fiscal year 2004 are principally computer hardware and software to support customer products and improve productivity. Fiscal year 2003 investing activity in property and equipment included $33.0 million for the purchase of a building in the United Kingdom, additions to a building in Germany, and leasehold improvements at the Company's new Hoboken, N.J. headquarters. Cash used for investing activities in fiscal year 2002 included the acquisition of Hungry Minds Inc. (see footnotes to the financial statements).

Cash used for financing activities was $72.4 million in fiscal year 2004, as compared to $52.5 million in fiscal year 2003. Financing activity for fiscal year 2004 and 2003 included a $35 and $30 million of scheduled installment payments of long-term debt and $26.1 million and $11.7 million of shares repurchased under the Company's stock repurchase program, respectively. In fiscal year 2002 the Company took on new debt to finance Hungry Minds Inc. and other acquisitions.

Effective July 17, 2003 the Company increased the quarterly dividend to all shareholders by $0.015 to $0.065 per share.

During fiscal year 2004, the Company repurchased 937,150 Class A Common shares at an average price of $27.90 per share for a total cost of $26.1 million. Cumulatively through April 30, 2004, the Company has repurchased 4.2 million shares Class A Common shares at an average price of $19.89 per share under all stock repurchase programs.

The Company's operating cash flow is affected by the seasonality of its U.S. Higher Education business and receipts from its journal subscriptions. Journal receipts occur primarily during November and December from companies commonly referred to as journal subscription agents. Reference is made to the Credit Risk section, which follows, for a description of the impact on the Company as it relates to journal agents' financial position and liquidity. Sales in the U.S. higher education market tend to be concentrated in June through August, and again in November through January.

The Company normally requires increased funds for working capital from May through September. Subject to variations that may be caused by fluctuations in inventory levels or in patterns of customer payments, the Company's normal operating cash flow is not expected to vary materially in the near term.

Working capital at April 30, 2004 was $17.6 million. Current liabilities include $127.2 million of deferred subscription revenue related to journals for which the cash has been received and will be recognized into income as the journals are shipped or made available online to the customer, or over the term of the subscription as services are rendered. Working capital at April 30, 2003 was negative $60.8 million, including $118.6 million of deferred subscription revenue. The increase in working capital over the prior year was mainly due to additional cash on hand.

The Company has adequate cash and cash equivalents available, as well as short-term lines of credit to finance its short-term seasonal working capital requirements. The Company does not have any off-balance-sheet debt.

Estimated projected product development, and property and equipment capital spending for fiscal year 2005 is forecast to be approximately $70 million and $30 million, respectively. These investments will be funded primarily from internal cash generation, the liquidation of cash equivalents, and the use of short-term lines of credit.

A summary of contractual obligations and commercial commitments is as follows:

Dollars in millions              Payments due by period
-------------------------------------------------------------------
                                  Less
Contractual                      Than 1     1-3      4-5    After 5
Obligation              Total     Year     Years    Years    Years
--------------------- ---------- -------- -------- -------- -------
Total Debt             $200.0         -     200.0       -        -

Operating Lease         235.3       24.5     46.5    43.9    120.4
Obligations           ---------- -------- -------- -------- -------
Total Contractual      $435.3       24.5    246.5    43.9    120.4
Cash Obligations      ---------- -------- -------- -------- -------

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

Interest Rates

The Company had $200.0 million of variable rate loans outstanding at April 30, 2004, which approximated fair value. The Company did not use any derivative financial investments to manage this exposure. A hypothetical 1% change in interest rates for this variable rate debt would affect net income and cash flow by approximately $1.2 million.

Foreign Exchange Rates

The Company is exposed to foreign exchange movements primarily in sterling, euros, Canadian and Australian dollars, and certain Asian currencies.

Under certain circumstances, the Company may enter into derivative financial instruments in the form of forward contracts as a hedge against foreign currency fluctuation of specific transactions, including inter-company purchases. The company does not use derivative financial instruments for trading or speculative purposes.

During the first quarter of fiscal year 2004 the Company entered into derivative contracts to hedge potential foreign currency volatility on a portion of fiscal year 2004 inventory purchases in Australia and Canada. The contracts were designated as cash flow hedges. All of the derivative foreign exchange contracts settled during fiscal year 2004 resulting in a pretax loss of approximately $0.3 million, which is recognized in cost of sales as the related inventory is sold. At April 30, 2004, the Company had no open foreign exchange forward contracts.

Credit Risk

The Company's business is not dependent upon a single customer; however, the industry has experienced a significant concentration in national, regional, and online bookstore chains in recent years. Although no one book customer accounts for more than 6% of total consolidated revenue, the top 10 book customers account for approximately 25% of total consolidated revenue and approximately 50% of total gross trade accounts receivable at April 30, 2004. To mitigate its credit risk exposure, the Company obtains credit insurance where available and economically justifiable.

In the journal publishing business, subscriptions are primarily sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agents and is remitted to the journal publisher, including the Company, generally prior to the commencement of the subscriptions. Although at fiscal year-end the Company had minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 22% of total consolidated revenue and no one agent accounts for more than 7% of total consolidated revenue. Insurance for these accounts is not commercially feasible and/or available. A journal subscription agent, Rowecom Inc., filed for bankruptcy in January 2003. The bankruptcy had no material affect on the Company's consolidated financial statements.

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

Revenue Recognition: Revenue is recognized when products have been shipped or when services have been rendered and when the following additional criteria have been met: persuasive evidence that an arrangement or contract exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectibility is reasonably assured. Collectibility is evaluated based on the amount involved, the credit history of the customer, and the status of the customer's account with the Company.


Allowance for Doubtful Accounts: The estimated allowance for doubtful accounts is based on a review of the aging of the accounts receivable balances, the historical write-off experience, a credit evaluation of the customer, and any amount of credit insurance coverage. A change in the evaluation of a customer's credit and/or the amount of credit insurance available could affect the estimated allowance.

Allowance for Sales Returns: The estimated allowance for sales returns is based on a review of the historical return patterns associated with the various sales outlets, as well as current market trends in the businesses in which we operate. A change in the pattern or trends in returns could affect the estimated allowance.

Reserve for Inventory Obsolescence: Inventories are carried at cost or market, whichever is lower. A reserve for inventory obsolescence is estimated based on a review of damaged, obsolete, or otherwise unsaleable inventory. The review encompasses historical unit sales trends by title; current market conditions, including estimates of customer demand; and publication revision cycles. A change in sales trends could affect the estimated reserve.

Allocation of  Acquisition  Purchase  Price to Assets  Acquired and  Liabilities
Assumed: In connection with acquisitions, the Company allocates the cost of the acquisition to the assets acquired and the liabilities assumed based on estimates of the fair value of such items including goodwill, other intangible assets with indefinite lives, and other intangible assets and the related useful lives. Such estimates include expected cash flows to be generated by those assets and the expected useful lives based on historical experience, current market trends, and synergies to be achieved from the acquisition and expected tax basis of assets acquired. For major acquisitions, the Company uses independent appraisers to confirm the reasonableness of such estimates. A change in the useful lives of intangible assets other than goodwill could affect the Company's amortization expense for the year.

Goodwill and Other Intangible Assets: Goodwill is the excess of the purchase price paid over the fair value of the net assets of the business acquired. Other intangible assets principally consist of branded trademarks, acquired publication rights and non-compete agreements. The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective May 1, 2002. In accordance with SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment, or more often if events or circumstances occur which would more likely than not reduce the fair value of a reporting unit below its carrying amount. Other finite-lived intangible assets continue to be amortized over their useful lives.

Acquired publication rights with definitive lives are amortized on a straight-line basis over periods ranging from 5 to 30 years. Noncompete agreements are amortized over the terms of the individual agreement. Prior to fiscal 2003, goodwill and other intangible assets were amortized using the straight-line method over periods ranging from 5 to 40 years for acquisitions prior to July 1, 2001.

Impairment of Long-Lived Assets: The Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (SFAS 144) effective May 1, 2002. The initial adoption of SFAS 144 did not have a significant impact on the Company's results of operations or financial position. Under SFAS 144, long-lived assets, except goodwill and indefinite-lived intangible assets, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are recorded at the lower of carrying value or estimated net realizable value.

Recent Accounting Standards

In July 2000 the Emerging Issues Task Force (EITF) issued EITF No. 00-21, "Accounting for Revenue Relationships with Multiple Deliverables." The EITF is effective for fiscal years beginning after July 15, 2003. The new guidance is not expected to have a material impact on the Company's consolidated financial statements.

In December 2003, the Financial Accounting Standards Board revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This revision retained the disclosure requirements contained in the original SFAS No. 132, but added additional disclosures about the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The annual disclosure provisions of SFAS No. 132, as revised, are effective for fiscal years ending after December 15, 2003, and are included in the notes to the Company's April 30, 2004 Consolidated Financial Statements.

In December 2003, the Financial Accounting Standards Board (FASB) revised interpretation No. 46, Consolidation of Variable Interest Entities (Fin 46R), an Interpretation of ARB No. 51. Public companies must apply the revised interpretation immediately to entities created after January 31, 2003, no later than the end of the first reporting period that ends after December 15, 2003 and no later than the first reporting period that ends after March 15, 2004 for all other entities. Fin 46R did not have a material impact on the Company's financial position or results of operations.

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

"Safe Harbor" Statement Under the
Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements concerning the Company's operations, performance, and financial condition. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those in any forward-looking statements. Any such forward-looking statements are based upon a number of assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change based on many important factors. Such factors include, but are not limited to (i) the level of investment in new technologies and products; (ii) subscriber renewal rates for the Company's journals; (iii) the financial stability and liquidity of journal subscription agents; (iv) the consolidation of book wholesalers and retail accounts; (v) the market position and financial stability of key online retailers; (vi) the seasonal nature of the Company's educational business and the impact of the used-book market; (vii) worldwide economic and political conditions; and (viii) the Company's ability to protect its copyrights and other intellectual property worldwide (ix) other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

Results by Quarter (Unaudited)

Dollars in millions except per share data

                                    2004                 2003
------------------------- ------------------- -----------------------
Revenue
  First Quarter                    $ 219.7             $ 206.4
  Second Quarter                     228.9               223.0
  Third Quarter                      242.4               221.2
  Fourth Quarter                     232.0               203.4
------------------------- ------------------- -----------------------
  Fiscal Year                      $ 923.0             $ 854.0
------------------------- ------------------- -----------------------
Operating Income
  First Quarter (a)                $  33.2             $  30.7
  Second Quarter                      36.9                35.9
  Third Quarter                       43.9                36.9
  Fourth Quarter                      15.4                16.8
------------------------- ------------------- -----------------------
  Fiscal Year (a)                  $ 129.4             $ 120.3
------------------------- ------------------- -----------------------
Net Income
  First Quarter (a)                $  21.8             $  20.0
  Second Quarter (b)                  25.6                34.7
  Third Quarter (c)                   31.3                24.2
  Fourth Quarter                      10.1                 8.4
------------------------- ------------------- -----------------------
  Fiscal Year (a) (b)(c)           $  88.8             $  87.3
------------------------- ------------------- -----------------------

Income Per Share          Diluted       Basic      Diluted      Basic
                        ------------- ---------- ------------ ----------
  First Quarter (a)       $.35           $.35         $.32       $.32
  Second Quarter (b)       .41            .41          .55        .57
  Third Quarter (c)        .50            .51          .39        .39
  Fourth Quarter           .16            .16          .13        .13
  Fiscal Year (a)(b)(c)   1.41           1.44         1.38       1.42
 ----------------------- ------------- ---------- ------------ ----------

     (a) The Company completed the relocation of its headquarters to Hoboken, New Jersey in the first quarter of fiscal year 2003. The amounts reported above include a charge associated with the relocation of approximately $2.5 million, or $1.5 million after tax equal to $0.02 per diluted share in fiscal year 2004.

     (b) The second quarter of fiscal year 2003 includes a one-time tax benefit of $12 million, equal to $0.19 per diluted share, relating to an increase in the tax-deductible net asset basis of a European subsidiary's assets.

     (c) In the third quarter of fiscal year 2004, the Company recognized a net tax benefit of $3.0 million, equal to $0.05 per diluted share, related to the resolution of certain state and federal tax matters, and an adjustment to accrued foreign taxes.

Quarterly Share Prices, Dividends, and Related Stockholder Matters

The Company's Class A and Class B shares are listed on the New York Stock Exchange under the symbols JWa and JWb, respectively. Dividends per share and the market price range by fiscal quarter for the past two fiscal years were as follows:

                     Class A Common Stock   Class B Common Stock
                    ---------------------- ----------------------
                            Market Price            Market Price
                    Divi-  ---------------  Divi-  --------------
                    dends   High     Low    dends    High    Low
  ----------------- ----- ------- ------- -------  ------  -------
  2004
  First Quarter     $.065 $27.21  $24.07  $.065    $27.10  $24.13
  Second Quarter     .065  28.26   25.80   .065     28.25   25.70
  Third Quarter      .065  26.83   24.24   .065     26.77   24.40
  Fourth Quarter     .065  31.58   26.28   .065     31.50   26.26
  ----------------- ----- ------- ------- -------  ------  -------
  2003
  First Quarter     $.050 $27.30  $19.61  $.050    $27.31  $19.56
  Second Quarter     .050  23.30   20.13   .050     23.20   20.20
  Third Quarter      .050  24.20   21.27   .050     24.16   21.35
  Fourth Quarter     .050  24.51   21.51   .050     24.60   21.64

As of April 30, 2004, the approximate number of holders of the Company's Class A and Class B Common Stock were 1,184 and 138 respectively, based on the holders of record and other information available to the Company.

The Company's credit agreement contains certain restrictive covenants related to the payment of dividends and share repurchases. Under the most restrictive covenant, approximately $214 million was available for such restricted payments. Subject to the foregoing, the Board of Directors considers quarterly the payment of cash dividends based upon its review of earnings, the financial position of the Company, and other relevant factors.

                             Selected Financial Data



                                                                   For the years ended April 30
                                 --------------------------------------------------------------------------------------------------
Dollars in thousands except per
     share data                     2004                   2003                 2002                 2001               2000
-----------------------------------------------------------------------------------------------------------------------------------
Revenue                            $922,962              $853,971             $734,396             $613,790           $606,024
Operating Income                    129,379               120,261 (a)           87,763  (a)(b)       95,424   (b)       89,004  (b)
Net Income                           88,840 (c)            87,275 (a)(c)        57,316  (a)(b)       58,918   (b)       52,388  (b)
Working Capital                      17,641 (d)           (60,814)(d)          (66,915) (d)         (82,564)  (d)      (98,094) (d)
Total Assets                      1,014,582               972,240              896,145              588,002            569,337
Long-Term Debt                      200,000               200,000              235,000               65,000             95,000
Shareholders' Equity                415,064               344,004              276,650              220,023            172,738
-----------------------------------------------------------------------------------------------------------------------------------


Per Share Data
Income Per Share
     Diluted                         $ 1.41   (c)         $  1.38 (a)(c)        $  .91  (a)(b)        $ .93   (b)        $ .81  (b)
     Basic                             1.44   (c)            1.42 (a)(c)           .94  (a)(b)          .97   (b)          .85  (b)


Cash Dividends
     Class A Common                     .26                   .20                  .18                  .16                .14
     Class B Common                     .26                   .20                  .18                  .16                .13

     (a) In the fourth quarter of fiscal year 2002 Wiley finalized its commitment to relocate the Company's headquarters to Hoboken, N.J. The relocation was completed in the first quarter of fiscal year 2003. The amounts reported above include an unusual charge associated with the relocation of approximately $2.5 million, or $1.5 million after tax equal to $0.02 per diluted share in fiscal year 2003, and $12.3 million, or $7.7 million after tax equal to $0.12 per diluted share, in fiscal year 2002.

     (b) At the beginning of fiscal year 2003, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142: "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, amortization of goodwill and indefinite life intangibles is discontinued. Fiscal year 2002 includes amortization, which is no longer recorded of $9.6 million ($7.8 after-tax).

     (c) In fiscal year 2004, the Company recognized a net tax benefit of $3.0 million, equal to $0.05 per diluted share, related to the resolution of certain state and federal tax matters, and an adjustment to accrued foreign taxes. Fiscal year 2003 includes a one-time tax benefit of $12 million, equal to $0.19 per diluted share, relating to an increase in the tax-deductible net asset basis of a European subsidiary's assets.

     (d) Working capital is reduced or negative as a result of including in current liabilities the deferred subscription revenue related to journal subscriptions for which the cash has been received and that will be recognized into income as the journals are shipped or made available online to the customer, or over the term of the subscription as services are rendered.

Item 8.    Financial Statements and Supplementary Data
           -------------------------------------------




             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
John Wiley & Sons, Inc.:

We have audited the accompanying consolidated statements of financial position of John Wiley & Sons, Inc. ("the Company") and subsidiaries as of April 30, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule (as listed in the index to Item 8). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of John Wiley & Sons, Inc. and subsidiaries as of April 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in the "Goodwill and Other Intangible Assets" Note to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as of May 1, 2002.

/S/ KPMG LLP

New York, New York
June 17, 2004

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
John Wiley & Sons, Inc.:

We consent to the incorporation by reference in the Registration Statement Nos. 333-93691, 33-60268, 2-65296, 2-95104, 33-29372 and 33-62605 of John Wiley &
Sons, Inc. (the "Company") of our report dated June 17, 2004, with respect to the consolidated statements of financial position of John Wiley & Sons, Inc. as of April 30, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows, for each of the years in the three-year period ended April 30, 2004, and the related financial statement schedule, which report appears in the April 30, 2004 annual report on Form 10-K of John Wiley & Sons, Inc.

Our report refers to the Company's adoption of Statement of Financial Accounting Standards No. 142 as of May 1, 2002, as more fully described in the "Goodwill and Other Intangible Assets" Note to the consolidated financial statements.

/S/   KPMG LLP



New York, New York
July 12, 2004

                       CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

John Wiley & Sons, Inc., and Subsidiaries                                                   April 30
                                                                                --------------------------------
Dollars in thousands                                                                    2004           2003
================================================================================================================
Assets
Current Assets
             Cash and cash equivalents..........................................$      82,027 $       33,241
             Accounts receivable................................................      127,224        107,242
             Taxes receivable...................................................        2,768          9,657
             Inventories........................................................       83,789         83,337
             Deferred income tax benefits.......................................       18,113         27,314
             Prepaid expenses...................................................       10,085         11,524
                                                                                  -------------   ------------
             Total Current Assets...............................................      324,006        272,315
                                                                                  -------------   ------------
Product Development Assets......................................................       60,755         60,842
Property and Equipment..........................................................      117,305        114,870
Intangible Assets...............................................................      276,440        280,872
Goodwill........................................................................      194,893        192,186
Deferred Income Tax Benefits....................................................       18,976         30,597
Other Assets....................................................................       22,207         20,558
                                                                                  -------------   ------------
Total Assets....................................................................$   1,014,582 $      972,240
                                                                                  =============   ============
Liabilities and Shareholders' Equity
Current Liabilities
             Current portion of long-term debt..................................$        -    $       35,000
             Accounts and royalties payable.....................................       68,338         71,296
             Deferred subscription revenues.....................................      127,224        118,577
             Accrued income taxes...............................................       19,338         30,632
             Deferred income taxes..............................................        5,721           -
             Other accrued liabilities..........................................       85,744         77,624
                                                                                  -------------   ------------
             Total Current Liabilities..........................................      306,365        333,129
                                                                                  -------------   ------------
Long-Term Debt..................................................................      200,000        200,000
Accrued Pension Liability.......................................................       48,505         54,907
Other Long-Term Liabilities.....................................................       31,757         28,192
Deferred Income Taxes...........................................................       12,891         12,008
Shareholders' Equity
             Preferred Stock, $1 par value: Authorized - 2 million, Issued - zero        -              -
             Class A Common Stock, $1 par value: Authorized - 180 million,
                  Issued - 68,465,302 and 68,149,702............................       68,465         68,150
             Class B Common Stock, $1 par value:  Authorized - 72 million,
                  Issued - 14,724,960 and 15,040,560............................       14,725         15,041
             Additional paid-in capital.........................................       45,887         34,103
             Retained earnings..................................................      441,533        368,963
             Accumulated other comprehensive gain (loss):
                  Foreign currency translation adjustment.......................       18,123         10,134
                  Minimum liability pension adjustment..........................      (15,926)       (17,305)
             Unearned deferred compensation.....................................       (2,134)        (1,283)
                                                                                  -------------   ------------
                                                                                      570,673        477,803
Less Treasury Shares At Cost (Class A - 18,011,826 and 18,076,002;
             Class B - 3,484,096 and 3,484,096).................................     (155,609)      (133,799)
                                                                                  -------------   ------------
Total Shareholders' Equity......................................................      415,064        344,004
                                                                                  -------------   ------------
Total Liabilities and Shareholders' Equity......................................$   1,014,582 $      972,240

The accompanying notes are an integral part of the consolidated financial statements


                   CONSOLIDATED STATEMENTS OF INCOME

John Wiley & Sons, Inc., and Subsidiaries                                       For the years ended April 30
                                                                        -----------------------------------------------
Dollars in thousands except per share data                                2004               2003               2002
=======================================================================================================================
Revenue..........................................................       $922,962           $853,971           $734,396

Costs and Expenses
         Cost of sales............................................       308,905            288,925            243,196
         Operating and administrative expenses....................       474,902            432,700            373,463
         Amortization of intangibles..............................         9,776              9,620             17,662
         Unusual item - relocation-related expenses...............             -              2,465             12,312
                                                                      --------------------------------------------------
         Total Costs and Expenses.................................       793,583            733,710            646,633
                                                                      --------------------------------------------------
Operating Income..................................................       129,379            120,261             87,763

Interest Income and Other.........................................           890                262                835
Interest Expense..................................................        (5,159)            (7,964)            (7,480)
                                                                      --------------------------------------------------
Income Before Taxes...............................................       125,110            112,559             81,118
Provision for Income Taxes........................................        36,270             25,284             23,802
                                                                      --------------------------------------------------
Net Income........................................................       $88,840            $87,275            $57,316
                                                                      --------------------------------------------------
Income Per Share
         Diluted..................................................         $1.41              $1.38             $0.91
         Basic....................................................         $1.44              $1.42             $0.94

Cash Dividends Per Share
         Class A Common...........................................         $0.26              $0.20             $0.18
         Class B Common...........................................         $0.26              $0.20             $0.18

The accompanying notes are an integral part of the consolidated financial statements.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

John Wiley & Sons, Inc., and Subsidiaries                                                  For the years ended April 30
                                                                                -----------------------------------------------
Dollars in thousands                                                                    2004            2003           2002
===============================================================================================================================
Operating Activities
Net Income......................................................................  $      88,840 $        87,275 $       57,316
Noncash Items
         Amortization of intangibles............................................          9,776           9,620         17,662
         Amortization of composition costs......................................         31,852          29,923         25,653
         Depreciation of property and equipment.................................         29,739          23,420         16,007
         Reserves for returns, doubtful accounts, and obsolescence..............          9,012          11,219          6,675
         Deferred income taxes..................................................         26,685          11,224            451
         Net pension expense, net of contributions..............................         (8,603)          5,178          4,269
         Write-off of investments...............................................          -              -               4,989
         Unusual item - accrued relocation-related expenses.....................          -              -              12,312
         Other                                                                           23,518          24,552         12,254
Changes in Operating Assets and Liabilities
         Decrease (increase) in accounts receivable.............................        (16,627)         (9,346)        (3,520)
         Decrease (increase) in taxes receivable................................          7,141          15,841         (9,022)
         Decrease (increase) in inventories.....................................            788         (14,594)        (4,657)
         Increase (decrease) in deferred subscription revenues..................          7,365          (4,706)         6,579
         Increase (decrease) in other accrued liabilities.......................         12,834         (19,451)          (169)
         Net change in other operating assets and liabilities...................        (10,108)         (1,027)         5,934
         Payment of acquisition-related liabilities.............................          -              -             (12,367)
                                                                                -----------------------------------------------
         Cash Provided by Operating Activities..................................        212,212         169,128        140,366
                                                                                -----------------------------------------------
Investing Activities
         Additions to product development assets................................        (59,426)        (51,835)       (48,039)
         Additions to property and equipment....................................        (29,222)        (63,221)       (33,643)
         Acquisitions, net of cash acquired.....................................         (3,070)        (10,500)      (232,393)
                                                                                -----------------------------------------------
         Cash Used for Investing Activities.....................................        (91,718)       (125,556)      (314,075)
                                                                                -----------------------------------------------
Financing Activities
         Borrowings of long-term debt...........................................          -              -             200,000
         Repayment of long-term debt............................................        (35,000)        (30,000)       (30,000)
         Cash dividends.........................................................        (16,270)        (12,344)       (11,015)
         Purchase of treasury shares............................................        (26,126)        (11,661)        (1,880)
         Proceeds from issuance of stock on option exercises and other..........          4,958           1,500          2,813
                                                                                -----------------------------------------------
         Cash Provided by (Used for) Financing Activities.......................        (72,438)        (52,505)       159,918
                                                                                -----------------------------------------------
         Effects of Exchange Rate Changes on Cash...............................            730           2,469            549
                                                                                -----------------------------------------------
Cash and Cash Equivalents
         Increase (decrease) for year...........................................         48,786          (6,464)       (13,242)
         Balance at beginning of year...........................................         33,241          39,705         52,947
                                                                                -----------------------------------------------
         Balance at end of year.................................................  $      82,027 $        33,241 $       39,705
                                                                                ===============================================
Supplemental Information
         Acquisitions
         Fair value of assets acquired..........................................  $       3,070 $        10,530 $      307,915
         Liabilities assumed....................................................         -                  (30)       (75,522)
                                                                                -----------------------------------------------
         Cash Paid for Businesses Acquired......................................  $       3,070 $        10,500 $      232,393
                                                                                -----------------------------------------------
Cash Paid During the Year for
         Interest...............................................................  $       4,620 $         7,496 $        6,879
         Income taxes (net of refunds)..........................................  $      11,801 $         3,859 $       17,080
===============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                                                                                               Accumulated
                                                                                                     Unearned   Other Comp-   Total
                                                  Common   Common   Additional                       Deferred   rehensive    Share-
John Wiley & Sons, Inc., and Subsidiaries         Stock     Stock    Paid-in    Retained   Treasury   Comp-      Income     holder's
 Dollars in thousands                            Class A   Class B   Capital    Earnings    Stock    ensation    (Loss)      Equity
====================================================================================================================================
Balance at May 1, 2001                          $ 68,037  $ 15,153  $ 18,900  $ 247,731  $ (124,926) $(1,755)  $ (3,117)  $ 220,023

Director Stock Plan Issuance                                              29                     10                              39
Shares Issued Under Employee Benefit Plans                             1,121                    336                           1,457
Purchase of Treasury Shares                                                                  (1,880)                         (1,880)
Exercise of Stock Options                                              6,788                  3,126                           9,914
Class A Common Stock Dividends Declared                                          (8,918)                                     (8,918)
Class B Common Stock Dividends Declared                                          (2,097)                                     (2,097)
Other                                                 30       (29)                                      380                    381
Comprehensive Income, Net of Tax:
     Net income                                                                  57,316                                      57,316
     Foreign currency translation adjustments                                                                       583         583
     Transition hedge adjustment                                                                                   (272)       (272)
     Derivative cash flow hedges                                                                                    104         104
                                                                                                                          ----------
Total Comprehensive Income                                                                                                   57,731
                                               -------------------------------------------------------------------------------------
Balance at May 1, 2002                         $ 68,067   $ 15,124  $ 26,838  $ 294,032  $ (123,334) $(1,375)  $ (2,702)  $ 276,650

Shares Issued Under Employee Benefit Plans                             4,990                    656                           5,646
Purchase of Treasury Shares                                                                 (11,661)                        (11,661)
Exercise of Stock Options                                              2,275                    540                           2,815
Class A Common Stock Dividends Declared                                         (10,024)                                    (10,024)
Class B Common Stock Dividends Declared                                          (2,320)                                     (2,320)
Other                                                83        (83)                                       92                     92
Comprehensive Income, Net of Tax:
     Net income                                                                  87,275                                      87,275
     Foreign currency translation adjustments                                                                    12,668      12,668
     Derivative cash flow hedges                                                                                    168         168
     Minimum liability pension adjustment, net
     of $9,299 of tax                                                                                           (17,305)    (17,305)
                                                                                                                          ----------
Total Comprehensive Income                                                                                                   82,806
                                              -------------------------------------------------------------------------------------
Balance at May 1, 2003                         $ 68,150   $ 15,041  $ 34,103  $ 368,963  $ (133,799) $(1,283)  $ (7,171)  $ 344,004
Shares Issued Under Employee Benefit Plans                             4,203                  1,371                           5,574
Purchase of Treasury Shares                                                                 (26,126)                        (26,126)
Exercise of Stock Options                                              7,581                  2,945                          10,526
Class A Common Stock Dividends Declared                                         (13,318)                                    (13,318)
Class B Common Stock Dividends Declared                                          (2,952)                                     (2,952)
Other                                               315       (316)                                     (851)                  (852)
Comprehensive Income, Net of Tax:
     Net income                                                                  88,840                                      88,840
     Foreign currency translation adjustments                                                                     7,989       7,989
     Minimum liability pension adjustment, net
     of ($741) of tax                                                                                             1,379       1,379
                                                                                                                          ----------
Total Comprehensive Income                                                                                                   98,208
                                             --------------------------------------------------------------------------------------
Balance at April 30, 2004                      $ 68,465   $ 14,725  $ 45,887  $ 441,533  $ (155,609) $(2,134)  $  2,197   $ 415,064
                                             ======================================================================================

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

Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of the Company. Investments in entities in which the Company has at least a 20%, but less than a majority interest, are accounted for using the equity method of accounting. Investments in entities in which the Company has less than a 20% ownership and in which it does not exercise significant influence are accounted for using the cost method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior-year amounts have been reclassified to conform to the current year's presentation.

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

Revenue Recognition: In accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements," the Company recognizes revenue when the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectibility is reasonably assured. If all of the above criteria have been met, revenue is principally recognized upon shipment of products or when services have been rendered. Subscription revenue is generally collected in advance, and is deferred and recognized as earned when the related issue is shipped or made available online, or over the term of the subscription as services are rendered.

Sales Returns and Doubtful Accounts: The Company provides an estimated allowance for doubtful accounts and for future returns on sales made during the year principally based on historical experience. The allowance for doubtful accounts and returns (estimated returns net of inventory and royalty costs) is shown as a reduction of accounts receivable in the accompanying consolidated balance sheets and amounted to $75.1 million and $74.7 million at April 30, 2004 and 2003, respectively.

Inventories: Inventories are stated at cost or market, whichever is lower. U.S. book inventories aggregating $66.7 million and $68.1 million at April 30, 2004 and 2003, respectively, are valued using the last-in, first-out (LIFO) method. All other inventories are valued using the first-in, first-out method.

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

Royalty advances to authors are capitalized and, upon publication, are recovered as royalties are earned by the authors based on sales of the published works. Author advances are periodically reviewed for recoverability.

Internal-Use Software Costs: Costs incurred during the application development stage to obtaining or develop computer software for internal use including costs of materials and services, and payroll and payroll-related costs for employees who are directly associated with the software project, are capitalized and amortized over the expected useful life of the related software. Costs incurred during the preliminary project stage, as well as maintenance, training, and upgrades that do not result in additional functionality, are expensed as incurred.

Advertising Expense:  The cost of advertising is expensed as incurred.

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

Goodwill and Other Intangible Assets: Goodwill is the excess of the purchase price paid over the fair value of the net assets of the business acquired. Other intangible assets principally consist of branded trademarks, acquired publication rights and non-compete agreements. The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS 142), effective May 1, 2002. In accordance with SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment, or more often if events or circumstances occur which would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company evaluates the recoverability of goodwill and indefinite lived intangible assets using a two-step impairment test approach at the reporting unit level. In the first step the fair value for the reporting unit is compared to its book value including goodwill. In the case that the fair value of the reporting unit is less than the book value, a second step is performed which compares the implied fair value of the reporting unit's goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting units and the net fair values of the identifiable assets and liabilities of such reporting units. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment. Other finite-lived intangible assets continue to be amortized over their useful lives.

Acquired publication rights with definitive lives are amortized on a straight-line basis over periods ranging from 5 to 30 years. Noncompete agreements are amortized over the terms of the individual agreement. Prior to fiscal 2003, goodwill and other intangible assets were amortized using the straight-line method over periods ranging from 5 to 40 years for acquisitions prior to July 1, 2001.

Impairment of Long-Lived Assets: The Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (SFAS 144) effective May 1, 2002. The initial adoption of SFAS 144 did not have a significant impact on the Company's results of operations or financial position. Under SFAS 144, long-lived assets, except goodwill and indefinite-lived intangible assets, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are recorded at the lower of carrying value or estimated net realizable value.

In fiscal year 2002, the Company assessed the carrying value and recoverability of certain investments based on analysis of undiscounted future cash flows. As a result, $5.0 million was written off and charged against operating income in fiscal year 2002.

Derivative Financial Instruments - Foreign Exchange Contracts: The Company, from time to time, enters into forward exchange contracts as a hedge against foreign currency asset and liability commitments, and anticipated transaction exposures. The Company does not use financial instruments for trading or speculative purposes.

The Company accounts for its derivative instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Accordingly, all derivatives are recognized as assets or liabilities and measured at fair value. Derivatives that are not determined to be effective hedges are adjusted to fair value with a corresponding effect on earnings. Changes in the fair value of derivatives that are designated and determined to be effective as part of a hedge transaction have no immediate effect on earnings and, depending on the type of hedge, are recorded either as part of other comprehensive income and will be included in earnings in the period in which earnings are affected by the hedged item, or are included in earnings as an offset to the earnings impact of the hedged item. Any ineffective portions of hedges are reported in earnings as they occur. The adoption of these new standards as of May 1, 2002, resulted in a transition adjustment loss of $.3 million after taxes, which is included as part of other comprehensive income.

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

During the first quarter of fiscal year 2004 the Company entered into derivative contracts to hedge potential foreign currency volatility on a portion of fiscal year 2004 inventory purchases. The contracts were designated as cash flow hedges and were considered by management to be highly effective. All of the derivative foreign exchange contracts settled during fiscal year 2004 resulting in a loss of approximately $0.3 million, which is recognized in cost of sales as the related inventory is sold.

At April 30, 2004, there were no open foreign exchange derivative contracts. Included in operating and administrative expenses were net foreign exchange transaction losses of approximately $1.4 million, $.7 million, and $.3 million in fiscal years 2004, 2003, and 2002, respectively.

Foreign Currency Translation: The Company translates the results of operations of its international subsidiaries using average exchange rates during each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. Currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity.

Stock-Based Compensation: Stock options and restricted stock grants are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, the Company recognizes no compensation expense for fixed stock option grants since the exercise price is equal to the fair value of the shares at date of grant. For restricted stock grants, compensation cost is generally recognized ratably over the vesting period based on the fair value of shares.

The fair value of the awards was estimated at the date of grant using the Black Scholes option-pricing model.

The per share value of options granted in connection with the Company's stock option plans has been estimated with the following weighted average assumptions:

                                     2004       2003      2002
                                   ---------- --------- ----------
Expected Life of Options (Years)       8.1        8.0       8.0

Risk-Free Interest Rate               2.9%       4.9%      5.2%

Volatility                           30.7%      34.3%     33.6%

Dividend Yield                        1.0%       0.8%      0.9%

Weighted Average Fair Value          $8.97     $11.09    $10.19

For purposes of the following pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information under SFAS No. 123 and SFAS No. 148 was as follows:

                                     2004       2003        2002
                                  ---------- ---------- ------------
Net Income as Reported             $88,840    $87,275     $57,316

Stock-Based Compensation, Net
of Tax, Included in the
Determination of Net Income
as Reported:

        Restricted stock plans       2,642      1,436       2,049

        Director stock plan             42        230         207

Stock-Based Compensation
Costs, Net of Tax Determined
Under the Fair Value Method         (7,145)    (5,521)     (5,182)
                                ---------- ---------- ------------
Pro Forma Net Income               $84,379    $83,420     $54,390
                                ========== ========== ============
Reported Earnings Per Share
         Diluted                     $1.41      $1.38       $0.91
         Basic                       $1.44      $1.42       $0.94
Pro Forma Earnings Per Share
         Diluted                     $1.34      $1.32       $0.86
         Basic                       $1.37      $1.36       $0.90

Cash   Equivalents:   Cash  equivalents   consist  primarily  of  highly  liquid
investments with a maturity of three months or less and are stated at cost plus accrued interest, which approximates market value.

Recent Accounting Standards: In July 2000 the Emerging Issues Task Force (EITF) issued EITF No. 00-21, "Accounting for Revenue Relationships with Multiple Deliverables." The EITF is effective for fiscal years beginning after July 15, 2003. The new guidance is not expected to have a material impact on the Company's consolidated financial statements.

In December 2003, the Financial Accounting Standards Board revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This revision retained the disclosure requirements contained in the original SFAS No. 132, but added additional disclosures about the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The annual disclosure provisions of SFAS No. 132, as revised, are effective for fiscal years ending after December 15, 2003, and are included in the notes to the Company's April 30, 2004 Consolidated Financial Statements.

In December 2003, the Financial Accounting Standards Board (FASB) revised interpretation No. 46 Consolidation of Variable Interest Entities (FIN 46R), an Interpretation of ARB No. 51. Public companies must apply the revised interpretation immediately to entities created after January 31, 2003, no later than the end of the first reporting period that ends after December 15, 2003 and no later than the first reporting period that ends after March 15, 2004 for all other entities. FIN 46R did not have a material impact on the Company's financial position or results of operations.

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

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement requires that certain financial instruments be classified as liabilities, instead of equity, in statements of financial position. SFAS 150 was effective August 1, 2003, and did not have an impact on the Company's financial position or results of operations.

Income Per Share

A reconciliation of the shares used in the computation of net income per share for the years ended April 30 follows:

In thousands                      2004       2003        2002
----------------------------- ----------- ---------- -----------
Weighted Average Shares
   Outstanding                   62,009      61,675     60,937
Less:  Unearned Deferred
Compensation Shares                (238)       (171)      (247)
----------------------------- ----------- ---------- -----------
Shares Used for Basic
Income Per Share                 61,771      61,504     60,690

Dilutive Effect of Stock
Options and Other Stock
Awards                            1,455       1,582      2,404
----------------------------- ----------- ---------- -----------
Shares Used for Diluted
Income Per Share                 63,226      63,086     63,094
----------------------------- ----------- ---------- -----------

For the years ended April 30, 2004, 2003, and 2002 options to purchase Class A Common Stock of zero, .9 million, and zero, respectively, have been excluded from the shares used for diluted income per share as their inclusion would have been antidilutive.

Acquisitions

During fiscal year 2004, the Company invested $3.1 million in acquisitions including payments to complete prior year acquisitions, the purchase of publishing rights to higher education titles and publishing rights to several Scientific, Technical, and Medical journals.

During fiscal year 2003, the Company acquired publishing assets aggregating $10.5 million, which include teacher-education titles from Prentice Hall Direct/Pearson Education, turf grass management and golf-course design titles from Sleeping Bear Press/Ann Arbor Press, technology titles from Peer Information Ltd. published under the Wrox Press Ltd. and Friends of Ed Ltd. imprints, life-science textbooks from Fitzgerald Science Press, Inc., and the Book of Yields from Chef Desk. The cost of these investments were principally allocated to acquired publishing rights and noncompete agreements that are being amortized on a straight-line basis over estimated average useful lives ranging from 5 to 20 years.

In September 2001, the Company acquired 100% of the outstanding shares of Hungry Minds, Inc. (Hungry Minds), for a total purchase price of approximately $184.1 million, consisting of approximately $90.2 million in cash for the common stock of Hungry Minds, $91.7 million in cash to enable Hungry Minds to repay its outstanding debt, and fees and expenses of approximately $2 million. Hungry Minds is a leading publisher with a collection of respected brands including the For Dummies, Unofficial Guide, the technological Bible and Visual series, Frommer's travel guides, CliffsNotes, Webster's New World dictionaries, Betty Crocker and Weight Watchers cookbooks, and other market-leading brands. Through the Hungry Minds acquisition, the Company substantially increased its strong collection of content, thereby enhancing its competitive position in the P/T segment. The Hungry Minds brands are well known in the United States and abroad.

The results of operations of Hungry Minds have been included in the Company's consolidated financial statements since the date of acquisition. The cost of the acquisition was allocated on the estimated fair values of the assets acquired and the liabilities assumed.

During fiscal year 2003, the Company finalized the purchase accounting for the Hungry Minds acquisition, resulting in no material change to the Company's financial position. The following table summarizes the final allocation for the purchase price for the Hungry Minds assets acquired and liabilities assumed at the date of acquisition.

Dollars in thousands
--------------------
Current Assets                            $  84,163
Product Development Assets                   10,661
Property and Equipment                        3,839
Goodwill                                     90,603
Other Intangible Assets                      58,600
Deferred Income Tax Benefit                   9,282
                                         ------------
     Total assets acquired                  257,148
                                         ------------
Current Liabilities                         (55,776)
Long-Term Liabilities                       (17,239)
                                         ------------
    Total liabilities assumed               (73,015)
                                         ------------
    Net assets acquired                    $184,133
                                         ------------

In fiscal year 2002, the Company also acquired four other businesses for purchase prices aggregating $35.1 million. These included A&M Publishing Ltd., a U.K.-based publisher for the pharmaceutical and health care sectors; GIT Verlag GmbH, a German publisher for the chemical, pharmaceutical, biotechnology, security, and engineering industries; and Frank J. Fabozzi Publishing and an Australian publisher, Wrightbooks Pty Ltd., both publishing high-quality finance books for the professional market.

The final intangible assets recorded for all of the above fiscal year 2002 acquisitions, including Hungry Minds, were as follows:

                                                         Tax-
                                           Amount     Deductible
Dollars in thousands                      Recorded      Amount
-------------------------------------- ------------ ------------
Goodwill                                $104,962     $    977
Other Intangible Assets Not
     Subject to Amortization
          Branded trademarks           $  57,900     $ 48,592
          Acquired publication rights     11,498            -
                                       ------------ ------------
          Total                        $  69,398     $ 48,592
                                       ------------ ------------
Other Intangible Assets Subject
to Amortization
          Acquired publication rights  $  12,746      $  9,482
          Noncompete agreements              150          150
                                       ------------ ------------
          Total                        $  12,896      $  9,632
                                       ------------ ------------

The weighted average amortization period for acquired publication rights subject to amortization was 27 years and 5 years for noncompete agreements. The following unaudited pro forma financial information presents the results of operations of the Company as if the above acquisitions had been consummated as of May 1, 2000. The unaudited pro forma financial information is not necessarily indicative of the actual results that would have been achieved had the acquisition actually been consummated as of May 1, 2000, nor is it necessarily indicative of the future results of operations.

Dollars in thousands
except per share data                    2002
--------------------------------------------------
Revenue                                $818,038
Net Income                              $36,593
Income Per Diluted Share                  $0.58
---------------------------------------------------

During fiscal year 2002, the Company also acquired publishing assets consisting of 47 higher education titles from Thomson Learning for approximately $16.1 million in cash. The titles are in such publishing areas as business, earth and biological sciences, foreign languages, mathematics, nutrition, and psychology. The excess of cost over the fair value of the tangible assets acquired amounted to approximately $13.5 million, relating to acquired publishing rights that are being amortized on a straight-line basis over 20 years.

All acquisitions have been accounted for by the purchase method, and the accompanying financial statements include their results of operations since their respective dates of acquisition.

Headquarters Relocation

In the fourth quarter of fiscal year 2002, the Company finalized its commitment to relocate the Company's headquarters to Hoboken, N.J. The relocation was completed in the first quarter of fiscal year 2003. The first quarter of fiscal year 2003 and the fourth quarter of fiscal year 2002 include charges for costs associated with the relocation of approximately $2.5 million, or $1.5 million after tax equal to $0.02 per diluted share; and $12.3 million, or $7.7 million after tax equal to $0.12 per diluted share, for the respective periods. The costs include moving costs, duplicate rent payments, rent payments on the vacated facility, and the accelerated depreciation of leasehold improvements and certain furniture, fixtures, and equipment based on revised estimates of useful lives.

Inventories

Inventories at April 30 were as follows:

Dollars in thousands              2004             2003
--------------------------- ----------------- ----------------
Finished Goods                  $74,310           $76,452
Work-in-Process                   7,582             5,643
Paper, Cloth, and Other           4,397             4,798
--------------------------- ----------------- ----------------
                                 86,289            86,893
LIFO Reserve                     (2,500)           (3,556)
--------------------------- ----------------- ----------------
Total                           $83,789           $83,337
--------------------------- ----------------- ----------------

Product Development Assets

Product development assets consisted of the following at April 30:
Dollars in thousands                  2004          2003
---------------------------------- ------------ -------------
Composition Costs                    $32,379      $31,959
Royalty Advances                      28,376       28,883
---------------------------------- ------------ -------------
Total                                $60,755      $60,842
---------------------------------- ------------ -------------

Composition costs are net of accumulated amortization of $76,248 in 2004 and $67,683 in 2003.


Property and Equipment

Property and equipment consisted of the following at April 30:

Dollars in thousands                 2004            2003
-------------------------------- -------------- ---------------
Land and Land Improvements         $  5,027        $ 3,539
Buildings and Leasehold
Improvements                         62,188         58,367
Furniture and Fixtures               49,506         44,344
Computer Equipment and
Capitalized Software                122,581         99,011
-------------------------------- -------------- ---------------
                                    239,302        205,261
Accumulated Depreciation           (121,997)       (90,391)
-------------------------------- -------------- ---------------
Total                              $117,305       $114,870
-------------------------------- -------------- ---------------

The net book value of capitalized software costs was $30.0 million and $24.8 million as of April 30, 2004 and 2003, respectively. The depreciation expense recognized in 2004, 2003, and 2002 for capitalized software costs was approximately $10.8 million, $6.0 million, and $5.9 million, respectively.


Goodwill and Other Intangible Assets

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

The following table represents net income and earnings per share adjusted for the non-amortization provision of SFAS 142:

                                  Year Ended April 30,
                               2004        2003       2002
                            ------------ ---------- ----------
Net Income, as Reported         $88,840    $87,275    $57,316
Add Back: Amortization
Expense, Net of Tax
     Indefinite lived
     intangibles                      -          -      4,001
     Goodwill                         -          -      3,844
                            ------------ ---------- ----------
Adjusted Net Income             $88,840    $87,275    $65,161
                            ============ ========== ==========

Income Per Diluted Share:
     As reported                  $1.41      $1.38      $0.91
     Adjusted                     $1.41      $1.38      $1.03

Income Per Basic Share:
     As reported                  $1.44      $1.42      $0.94
     Adjusted                     $1.44      $1.42      $1.07

The  following  table  summarizes  the  activity  in  goodwill  by  segment:

                                        Cumulative
                 As of    Acquisitions Translation     As of
(Dollars in     April        and        and Other    April 30,
 thousands)    30, 2003   Dispositions  Adjustments    2004
               ---------- ------------ ------------ ------------
P/T            $147,256          -              -    $147,256
STM              23,193          -              -      23,193
European         19,830        730           1,711     22,271
Other             1,907          -             266      2,173
               ---------- ------------ ------------ ------------
Total          $192,186        730           1,977  $ 194,893
               ========== ============ ============ ============

The following table summarizes  intangibles  subject to amortization as of April
30:

(Dollars in thousands)                  2004          2003
                                   -------------- ------------
Acquired Publication Rights          $155,054       $150,708
Accumulated Amortization              (53,505)       (43,918)
                                   -------------- ------------
Net Acquired Publication Rights      $101,549       $106,790

Covenants Not to Compete                 $890           $900
Accumulated Amortization                 (483)          (303)
                                   -------------- ------------

Net Covenants Not to Compete             $407           $597
                                   -------------- ------------
Total                                $101,956       $107,387
                                   ============== ============

Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 fiscal years are as follows: 2005 - $9.9 million; 2006 - $9.5 million; 2007 - $9.3 million; 2008 -
$9.1 million; and 2009 - $9.0 million.

The following table summarizes other intangibles not subject to amortization as of April 30:

(Dollars in thousands)                2004           2003
                                 ------------- --------------
Acquired Publication Rights       $116,584      $115,585
Branded Trademarks                  57,900        57,900
                                 ------------- --------------
Total                             $174,484      $173,485
                                 ============= ==============

Other Accrued Liabilities

Other  accrued  liabilities  as of  April  30  consisted  of the  following:

(Dollars in thousands)               2004           2003
                                --------------- --------------
Accrued Compensation               $42,053         $31,201
Pension Liability                    4,563           8,048
Rent                                 2,313           2,505
Employee Benefits                    3,471           3,171
Other                               33,344          32,699
                                --------------- --------------
Total                              $85,744         $77,624
                                =============== ==============

Income Taxes

The provision for income taxes at April 30, was as follows:

Dollars in thousands          2004       2003        2002
--------------------------- ---------- ---------- -----------
Current Provision(Benefit)
   US - federal                (1,198)    $4,946    $14,984
   International                9,425      8,186      7,045
   State and local              1,358        928      1,322
--------------------------- ---------- ---------- -----------
   Total Current Provision      9,585     14,060     23,351
--------------------------- ---------- ---------- -----------
Deferred Provision(Benefit)
   US - federal                21,529     16,923     (2,436)
   International                2,600     (8,159)     1,983
   State and local              2,556      2,460        904
--------------------------- ---------- ---------- -----------
   Total Deferred Provision    26,685     11,224        451
--------------------------- ---------- ---------- -----------
   Total Provision           $ 36,270   $ 25,284   $ 23,802
--------------------------- ---------- ---------- -----------

Included in the Company's consolidated statements of cash flows as cash provided by operating activities under the changes in other assets and liabilities caption are tax benefits related to the exercise of stock options and restricted stock held by employees amounting to $7.9 million, $3.0 million, and $8.0 million for fiscal years 2004, 2003, and 2002, respectively, which serve to reduce current income taxes payable.

International and United States pretax income was as follows (in thousands):

                         2004         2003         2002
                     ------------- ------------ ------------
International           $41,853       $37,015      $29,707
United States            83,257        75,544       51,411
                     ------------- ------------ ------------
Total                   $125,110     $112,559      $81,118
                     ------------- ------------ ------------

The Company's effective income tax rate as a percent of pretax income differed from the U.S. federal statutory rate as shown below:

                                      2004     2003      2002
------------------------------------ -------- -------- ----------
U.S. Federal Statutory Rate            35.0%    35.0%    35.0%
State and Local Income Taxes
   Net of Federal Income Tax Benefit    2.0      2.0      1.7
Tax Benefit Derived from FSC/EIE
   Income                              (1.6)    (2.1)    (3.0)
Foreign Source Earnings Taxed at
   Other Than U.S. Statutory Rate      (2.9)     (.8)    (4.9)
Foreign Reorganization                  -      (10.7)     -
Amortization of Intangibles             -        -        2.0
Tax Benefit                            (2.4)     -        -
Other - Net                            (1.1)     (.9)    (1.5)
------------------------------------ -------- -------- ----------
Effective Income Tax Rate              29.0%    22.5%    29.3%
------------------------------------ -------- -------- ----------

In fiscal year 2004 the Company reported a tax benefit related to the favorable resolution of certain Federal, State and foreign tax matters.

During the second quarter of fiscal year 2003 the Company merged several of its European subsidiaries into a new entity, which enabled the Company to increase the tax-deductible net asset basis of the merged subsidiaries to fair market value creating a tax asset greater than the related book value. The $12 million benefit attributable to the increase tax basis reduced the Company's fiscal year 2003 effective tax rate by 10.7%. The $12 million benefit includes the release of $7.8 million of valuation allowance recorded in prior years.

Deferred taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The significant components of deferred tax assets and liabilities at April 30 were as follows:

                                 2004               2003
                          ------------------- ------------------
Dollars in thousands      Current Long-Term  Current Long -Term
------------------------- -------- ---------- ------- ----------
Reserve for Sales Returns
  and Doubtful Accounts    $17,617    $438    $23,969      $404
Inventory                   (5,358)      -      2,708        -
Accrued Expenses               133   4,938        637     5,321
Capitalized Costs                -   5,657          -     5,623
Retirement and Post-
  employment Benefits            -  12,881          -    15,627
Depreciation and
  Amortization                   - (25,232)         -   (10,035)
Long-Term Liabilities            -   7,403          -     1,649
------------------------- -------- ---------- ------- ----------
Net Deferred Tax Assets    $12,392  $6,085    $27,314   $18,589
------------------------- -------- ---------- ------- ----------

In general, the Company plans to continue to invest the undistributed earnings of its international subsidiaries in those businesses, and therefore no provision is made for taxes that would be payable if such earnings were distributed. At April 30, 2004, the undistributed earnings of international subsidiaries approximated $90.9 million and, if remitted currently, would result in additional taxes approximating $1.2 million.

Notes Payable and Debt

Outstanding term loans consisted of $200 million due September 2006 and $35 million due and paid October 2003.

The weighted average interest rates on the term loans during fiscal years 2004 and 2003 were 1.87% and 2.35%, respectively. As of April 30, 2004 and 2003, the weighted average rates for the term loans were 2.00% and 2.11%, respectively.

To finance the Hungry Minds acquisition, as well as to provide funds for general working capital and other needs, in fiscal year 2002, the Company obtained an additional $300 million bank credit facility with 13 banks, consisting of a $200 million five-year term loan facility to be repaid in September 2006 and a $100 million revolving credit facility. The Company has the option of borrowing at the following floating interest rates: (i) at a rate based on the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging from .625% to 1.375% depending on the coverage ratio of debt to EBITDA; or (ii) at the higher of (a) the Federal Funds Rate plus .5% or (b) UBS's prime rate, plus an applicable margin ranging from 0% to .375% depending on the coverage ratio of debt to EBITDA. In addition, the Company pays a commitment fee ranging from ..125% to .225% on the unused portion of the facility, depending on the coverage ratio of debt to EBITDA.

In the event of a change of control, as defined, the banks have the option to terminate the agreements and require repayment of any amounts outstanding.

The credit agreements contain certain restrictive covenants related to minimum net worth, funded debt levels, an interest coverage ratio, and restricted payments, including a cumulative limitation for dividends paid and share repurchases. Under the most restrictive covenant, approximately $214 million was available for such restricted payments as of April 30, 2004.

The Company and its subsidiaries have other short-term lines of credit aggregating $32 million at various interest rates. Information relating to all short-term lines of credit follows:

Dollars in thousands                 2004       2003     2002
---------------------------------- ---------- --------- --------
End of Year
  Amount outstanding               $   -     $    -    $    -
  Weighted average interest            -          -         -
  rate
During the Year
  Maximum amount                    $65,000    $95,000  $70,000
  outstanding
  Average amount outstanding       $ 14,241   $ 29,500  $14,137
  Weighted average interest rate       1.8%       2.1%     2.9%
---------------------------------- ---------- --------- --------

The Company's total available lines of credit as of April 30, 2004, were $132 million. Based on estimates of interest rates currently available to the Company for loans with similar terms and maturities, the fair value of notes payable and long-term debt approximates the carrying value.

Commitments and Contingencies

The following schedule shows the composition of rent expense for operating leases:

Dollars in thousands                2004       2003        2002
------------------------------- ----------- ---------- -----------
Minimum Rental                    $ 23,218    $ 24,819   $ 24,463
Less: Sublease Rentals              (1,428)       (156)      (303)
------------------------------- ----------- ---------- -----------
Total                             $ 21,790    $ 24,663   $ 24,160
------------------------------- ----------- ---------- -----------

Future minimum payments under operating leases aggregated $235.3 million at April 30, 2004. Future annual minimum payments under these leases are $24.5 million, $23.7 million, $22.8 million, $22.2 million, and $21.7 million for fiscal years 2005 through 2009, respectively.

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

The Company provides contributory life insurance and health care benefits, subject to certain dollar limitations for substantially all of its retired U.S. employees. The cost of such benefits is expensed over the years the employee renders service and is not funded in advance. The accumulated post-retirement benefit obligation as of April 30, 2004 and 2003 was $1.4 million and $1.1 million respectively. Expenses for these plans for all years were immaterial.

The Company has a defined contribution 401(k) savings plan. The Company contribution is based on employee contributions and the level of Company match. The expense for this plan amounted to approximately $2.9 million, $2.5 million, and $1.9 million in 2004, 2003, and 2002, respectively.

The components of net pension expense for the defined benefit plans were as follows:

Dollars in thousands                 2004      2003      2002
---------------------------------- --------- --------- ---------
Service Cost                        $6,962    $6,519    $6,174
Interest Cost                        9,651     9,350     8,044
Expected Return on Plan Assets      (6,830)   (6,889)   (6,987)
Net Amortization of Prior
   Service Cost                        666       645       511
Net Amortization of Unrecognized
   Transition Asset                    (25)      (39)     (213)

Recognized Net Actuarial Loss        2,177       885       363
---------------------------------- --------- --------- ---------
Net Pension Expense                $12,601   $10,471    $7,892
---------------------------------- --------- --------- ---------

The weighted-average assumptions used to determine net pension expense for the years ended April 30 were as follows:

                                     2004      2003      2002
---------------------------------- --------- --------- ---------
Discount rate                       6.3%      7.1%       7.1%
Rate of Compensation Increase       3.7%      5.8%       5.7%
Expected Return on Plan Assets      7.9%      7.9%       8.0%

In fiscal year 2003, certain international plans were amended to require participants to make annual contributions to their plan. In fiscal year 2002, the U.S. plan was amended to provide that final average compensation be based on the highest three consecutive years ended December 31, 1997, or, if employed after that date, the first three consecutive years after that date. Neither of these amendments had a material impact on pension expense for both years. The Company may, but is not required to, update from time to time the ending date for the three-year period used to determine final average compensation. The net pension expense included above for the international plans amounted to approximately $6.3 million, $5.4 million, and $3.8 million for 2004, 2003, and 2002, respectively.

The following table sets forth the changes in and the status of the plans' assets and benefit obligations. The unfunded plans relate primarily to a non-US subsidiary, which is governed by local statutory requirements, and the domestic supplemental retirement plans for certain officers and senior management personnel.

     Dollars in thousands                                                  2004                                 2003
     ---------------------------------------------------- ------------------------------------ ------------------------------------
     CHANGE IN PLAN ASSETS                                      Funded           Unfunded            Funded           Unfunded
                                                                ------           --------            ------           --------
     Fair Value of Plan Assets, Beginning of Year          $    78,608       $         -        $    82,540       $         -
     Actual Return on Plan Assets                               13,038                 -             (7,037)                -
     Employer Contributions                                     19,633             1,571              3,782             1,511
     Participants' Contributions                                   472                 -                220                 -
     Benefits Paid                                              (4,984)           (1,571)            (4,057)           (1,511)
     Foreign Currency Rate Changes                               4,130                 -              3,160                 -
     ---------------------------------------------------- ----------------- ------------------ ----------------- ------------------
     Fair Value, End of Year                               $   110,897       $         -        $    78,608       $         -
     ---------------------------------------------------- ----------------- ------------------ ----------------- ------------------
     CHANGE IN BENEFIT OBLIGATION

     Benefit Obligation, Beginning of Year                 $  (118,264)      $   (31,832)       $   (95,289)      $   (28,009)
     Service Cost                                               (5,842)           (1,120)            (5,338)           (1,181)
     Interest Cost                                              (7,689)           (1,962)            (7,280)           (2,070)
     Employees' Contributions                                     (416)                -               (220)                -
     Actuarial Gain (Loss)                                      (6,260)               16            (10,068)              326
     Benefits Paid                                               4,984             1,571              4,057             1,511
     Foreign Currency Rate Changes                              (6,422)           (1,040)            (4,126)            (2,409)
     ---------------------------------------------------- ----------------- ------------------ ----------------- ------------------
     Benefit Obligation, End of Year                       $  (139,909)      $   (34,367)      $   (118,264)      $    (31,832)
     ---------------------------------------------------- ----------------- ------------------ ----------------- ------------------
     Funded Status                                         $   (29,012)      $   (34,367)      $    (39,656)      $    (31,832)
     Unrecognized Net Asset                                        210                 6                (63)                -
     Unrecognized Prior Service Cost                             4,419               404              4,805               505
     Unrecognized Net Actuarial Loss                            31,960             2,818             32,138             3,010
     ---------------------------------------------------- ----------------- ------------------ ----------------- ------------------
     Prepaid (Accrued) Pension Cost                        $     7,577       $   (31,139)       $    (2,776)      $   (28,317)
     ---------------------------------------------------- ----------------- ------------------ ----------------- ------------------
     AMOUNTS RECOGNIZED IN THE STATEMENT OF
     FINANCIAL POSITION
     Deferred Pension Asset                                $       992       $         -        $       686       $         -
     Accrued Pension Liability                                 (21,669)          (31,399)           (34,221)          (28,734)
     Other Asset                                                 3,891               119              4,333               239
     Accumulated Other Comprehensive Income                     24,363               141             26,426               178
     ---------------------------------------------------- ----------------- ------------------ ----------------- ------------------
     Net Amount Recognized                                 $     7,577       $   (31,139)       $    (2,776)      $   (28,317)
     ---------------------------------------------------- ----------------- ------------------ ----------------- ------------------
      WEIGHTED AVERAGE ASSUMPTIONS USED IN
      DETERMINING ASSETS AND LIABILITIES
     Discount Rate                                                6.1%              6.1%               6.3%              6.2%
     Expected Return on Plan Assets                               8.0%              -                  7.9%                 -
     Rate of Compensation Increase                                3.6%              3.7%               3.6%              3.9%
     ---------------------------------------------------- ----------------- ------------------ ----------------- ------------------
     Accumulated Benefit Obligations                       $  (131,212)      $   (30,668)       $  (110,608)      $   (28,008)
     Increase/(Decrease) in Minimum Liability Included in
          Accumulated Other Comprehensive Income (Above)   $    (2,063)      $       (37)       $    26,426       $       178
     ---------------------------------------------------- ----------------- ------------------ ----------------- ------------------

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the retirement plans with accumulated benefit obligations in excess of plan assets were $170.1 million, $158.8 million, and $106.4 million, respectively, as of April 30, 2004, and $145.5 million, $136.2 million, $74.0 million, respectively, as of April 30, 2003.

The asset allocation for the domestic defined benefit pension plan as of the measurement date, by asset category, is as follows:

                                       Percentage of
                                        Plan Assets
                                    -------------------
Asset Category                        2004      2003
----------------------------------  --------- ---------
Equity Securities                       48%       47%
Debt Securities                         47%       46%
Real Estate                              5%        7%
---------------------------------- --------- ---------
Total                                  100%      100%
---------------------------------- --------- ---------

The investment goal for the defined benefit pension plan is to generate an above-average return in a diversified portfolio of stocks, bonds, and real estate. The plan's risk management practices provide guidance to the balanced investment manager, including guidelines for asset concentration, credit rating and liquidity. Asset allocation favors a balanced portfolio, with a target allocation of approximately 50% equity securities, 45% fixed income securities, and 5% real estate. Due to volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate between acceptable ranges.

The expected long-term rate of return was estimated using market benchmarks for equities, real estate, and bonds applied to the plan's target asset allocation. Expected returns are estimated by asset class and represent the sum of expected real rates of return plus anticipated inflation. The expected long-term rate is then compared to actual historic investment performance of the plan assets and evaluated through consultation with investment advisors.

Wiley does not anticipate making a contribution to its domestic defined benefit pension plan in 2005 as, currently, none is statutorily required. However, from time to time, the Company may elect to voluntarily contribute to the plan to improve its funded status.

Equity Compensation Plans

All equity compensation plans have been approved by security holders. The number of securities to be issued upon exercise of outstanding options, warrants, and rights as of April 30, 2004, was 5,047,980 at a weighted average exercise price of $20.12. The number of securities remaining available for future issuance under equity compensation plans was 4,466,812, excluding securities reserved for current outstanding options.

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

A summary of the activity and status of the Company's stock option plans was as follows:

                                                   2004                        2003                        2002
                                        ---------------------------- --------------------------- ---------------------------
                                                          Weighted                    Weighted                    Weighted
                                                          Average                     Average                     Average
                                           Options     Exercise Price  Options     Exercise Price  Options     Exercise Price
     ---------------------------------- -------------- ------------- ------------- ------------- ------------- -------------
     Outstanding at Beginning of Year    5,034,904         $16.98     4,599,704       $14.44       5,080,703       $11.21

     Granted                               928,834         $25.32       900,809       $24.90         656,143       $23.15

     Exercised                            (881,013)        $ 7.63      (427,356)      $ 5.78      (1,131,142)      $ 4.95

     Canceled                              (34,745)        $21.77       (38,253)      $23.17          (6,000)      $17.91
     ---------------------------------- -------------- ------------- ------------- ------------- ------------- -------------
     Outstanding at End of Year          5,047,980         $20.12     5,034,904       $16.98       4,599,704       $14.44
     ---------------------------------- -------------- ------------- ------------- ------------- ------------- -------------
     Exercisable at End of Year          2,104,909         $14.22     2,161,372       $10.08       2,021,876       $ 8.05
     ---------------------------------- -------------- ------------- ------------- ------------- ------------- -------------

The following table summarizes information about stock options outstanding and options exercisable at April 30, 2004:

       Options Outstanding                Options Exercisable
       -------------------                -------------------
                Weighted      Weighted                   Weighted
                Avergage      Average                    Avergage
    Number of  Remaining      Exercise     Number of     Exercise
    Options       Term         Price        Options        Price
----------------------------------------------------------------
      156,060  0.8 years       $ 6.33        156,060     $ 6.33
    1,233,346  3.5 years        11.62      1,233,346      11.62
      172,279  5.5 years        16.60        165,529      16.57
    1,091,774  6.3 years        22.10        369,974      20.63
    2,394,521  8.0 years        24.74        180,000      23.57
----------------------------------------------------------------
    5,047,980  6.2 years      $ 20.12      2,104,909    $ 14.22
----------------------------------------------------------------

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

The Company also grants restricted shares of the Company's Class A Common Stock to key executive officers and others in connection with their employment. The restricted shares generally vest one third at the end of the third, fourth, and fifth years following the date of the grant. Under certain circumstances relating to a change of control or termination, as defined, the restrictions would lapse and shares would vest earlier. Compensation expense is charged to earnings ratably over five years, or sooner if vesting is accelerated, from the dates of grant. Restricted shares issued in connection with the above plans amounted to 177,605, 84,376, and 12,000 shares at weighted average fair values of $25.16, $26.08, and $23.92 per share in 2004, 2003, and 2002, respectively.

Under the terms of the Company's Director Stock Plan, (the "Plan") each member of the Board of Directors who is not an employee of the Company is awarded either (a) Class A Common Stock equal to 50% of the board member's annual cash compensation, based on the stock price on the date of grant, or (b) stock options equal to 150% of the annual cash compensation divided by the stock price on the date of grant. Directors' stock options are 100% exercisable at date of grant. In fiscal year 2004, 4,109 shares of common stock were issued under the Plan. In fiscal years 2003 and 2002, 13,224 and 24,343 stock options were granted under the plan at an exercise price of $21.44 and $19.54, respectively.

Directors may also elect to receive all or a portion of their cash compensation in stock. No cash compensation was received in the form of shares for fiscal years 2004 and 2003. Shares of common stock issued in lieu of cash in fiscal year 2002 were 1,729.

Capital Stock and Changes in Capital Accounts

Each share of the Company's Class B Common Stock is convertible into one share of Class A Common Stock. The holders of Class A stock are entitled to elect 30% of the entire Board of Directors and the holders of Class B stock are entitled to elect the remainder. On all other matters, each share of Class A stock is entitled to one tenth of one vote and each share of Class B stock is entitled to one vote.

Under the Company's current stock repurchase program, up to four million shares of its Class A common stock may be purchased from time to time in the open market and through privately negotiated transactions. During fiscal year 2004 the Company repurchased 937,150 shares at an average price of $27.90 per share under the current and previous programs. As of April 30, 2004, the Company has authorization from the Board of Directors of the Company to purchase up to 3.8 million additional shares.

Segment Information

The Company is a global publisher of print and electronic products, providing must-have content and services to customers worldwide. Core businesses include professional and consumer books and subscription services; scientific, technical and medical journals, encyclopedias, books, and online products and services; and educational materials for advanced placement, undergraduate, and graduate students, teachers and lifelong learners. The Company has publishing, marketing, and distribution centers in the United States, Canada, Europe, Asia, and Australia. The Company's reportable segments are based on the management reporting structure, which is also used to evaluate performance. Segment information is as follows:

Dollars in thousands                                                       2004
------------------------- ----------------------------------------------------------------------------------------------------------
                                                                                                            Eliminations
                                                                                   European       Other      & Corporate
                                                U.S. Segments                      Segment       Segments      Items        Total
                          -----------------------------------------------------    ---------    ---------    ----------   ----------
                                         Scientific,
                          Professional/  Technical,       Higher         Total
                              Trade      and Medical    Education         U.S.
                          -----------   ------------   -----------    -----------
Revenue
   External Customers     $306,042      $170,526       $128,067       $604,635      $220,756      $97,571     $      -     $922,962
   Intersegment Sales       34,210         7,574         24,794         66,578        17,680        1,415      (85,673)           -
                          -----------   ------------   -----------    -----------   ---------    ---------    ----------   ---------
   Total Revenue          $340,252      $178,100       $152,861       $671,213      $238,436      $98,986     $(85,673)    $922,962
                          -----------   ------------   -----------    -----------   ---------    ---------    ----------   ---------
Direct Contribution to
Profit                     $93,945       $86,310        $41,749       $222,004       $74,585      $22,218            -     $318,807
                          -----------   ------------   -----------    -----------   ---------    ---------    ----------
Shared Services and
Admin. Costs (a)                                                                                                          ($189,428)
                                                                                                                           ---------
Operating Income                                                                                                            129,379
Interest Expense - Net                                                                                                       (4,269)
                                                                                                                           ---------
Income Before Taxes                                                                                                        $125,110
                                                                                                                           =========
Total Assets              $395,550       $56,277       $113,614       $565,441      $237,574      $39,146     $172,421   $1,014,582
Expenditures for Other
     Long-Lived Assets     $26,822       $11,620        $11,150        $49,592       $15,642       $4,445      $22,039      $91,718
Depreciation and
     Amortization          $16,728        $4,276        $13,904        $34,908       $13,013       $3,037      $20,409      $71,367
------------------------- -----------  ------------  -----------     ----------    -----------  ----------   -----------  ---------

Dollars in thousands                                                       2003
------------------------- ---------------------------------------------------------------------------------------------------------
                                                                                                            Eliminations
                                                                                   European       Other      & Corporate
                                                U.S. Segments                      Segment       Segments      Items        Total
                          -----------------------------------------------------    ---------    ---------    ----------    ---------
                                         Scientific,
                          Professional/  Technical,       Higher         Total
                              Trade      and Medical    Education         U.S.
                          -----------   ------------   -----------    -----------
Revenue
   External Customers     $289,090       $160,017      $124,017       $573,124     $194,326      $86,521     $     -       $853,971
   Intersegment Sales       32,873          8,191        24,203         65,267       16,156          793      (82,216)            -
                          -----------    ----------    -----------    ----------   ---------    ---------    ----------    ---------
   Total Revenue          $321,963       $168,208      $148,220       $638,391     $210,482      $87,314     $(82,216)     $853,971
                          -----------    ----------    -----------    ----------   ---------    ---------    ----------    ---------
Direct Contribution
to Profit                  $87,354        $77,937       $39,938       $205,229      $69,191      $16,278            -      $290,698
                          -----------    ----------    -----------    ----------   ---------    ---------    ----------
Shared Services and
Admin. Costs (a)                                                                                                          ($167,972)
Unusual Item (b)                                                                                                             (2,465)
                                                                                                                           ---------
Operating Income                                                                                                            120,261
Interest Expense - Net                                                                                                       (7,702)
                                                                                                                           ---------
Income Before Taxes                                                                                                        $112,559
                                                                                                                           =========

Total Assets              $391,075        $55,868      $117,165       $564,108     $228,013      $36,565     $143,554      $972,240
Expenditures for
   Long-Lived Assets       $35,218         $9,258       $13,812        $58,288      $26,150       $3,602      $37,516      $125,556
Depreciation and
   Amortization            $16,849         $4,130       $12,650        $33,629      $10,054       $2,403      $16,877       $62,963
------------------------- -----------  ------------  -----------     ----------    -----------  ----------   -----------  ---------

                                                                           2002
Dollars in thousands
------------------------- ----------------------------------------------------------------------------------------------------------
                                                                                                            Eliminations
                                                                                   European       Other      & Corporate
                                                U.S. Segments                      Segment       Segments      Items        Total
                          -----------------------------------------------------    ---------    ---------    ----------    ---------
                                         Scientific,
                          Professional/  Technical,       Higher         Total
                              Trade      and Medical    Education         U.S.
                          -----------   ------------   -----------    -----------
Revenue
   External Customers     $238,060        $157,503      $119,833       $515,396    $151,442       $67,558     $    -       $734,396
   Intersegment Sales       15,012           7,427        21,463         43,902      12,662           760       (57,324)          -
                          ------------    -----------   -----------    ---------   -----------   ----------   ----------   ---------
   Total Revenue          $253,072        $164,930      $141,296       $559,298    $164,104       $68,318     $ (57,324)   $734,396
                          ------------    -----------   -----------    ---------   -----------   ----------   -----------  --------
Direct Contribution
to Profit                  $63,210         $71,085       $44,272       $178,567     $56,664       $15,199            -     $250,430
                          ------------    -----------   -----------    ---------   -----------   ----------   -----------
Shared Services and
Admin. Costs (a)                                                                                                          ($150,355)
Unusual Items (b)                                                                                                           (12,312)
                                                                                                                          ----------
Operating Income                                                                                                             87,763
Interest Expense - Net                                                                                                       (6,645)
                                                                                                                          ----------
Income Before Taxes                                                                                                         $81,118
                                                                                                                          ==========

Total Assets              $397,054         $55,787      $103,496       $556,337    $198,432       $30,334     $111,042     $896,145


Goodwill Acquired          $90,656               -             -        $90,656     $11,646        $1,596            -     $103,898
Expenditures for Other
    Long-Lived Assets     $122,090          $7,581       $25,458       $155,129     $34,196        $3,112      $17,740     $210,177
Depreciation and
    Amortization           $19,096          $5,955       $11,330        $36,381     $11,922        $2,051       $8,968      $59,322

(a) The following chart is a detail of Shared Services and Administrative Costs (dollars in thousands):

     Dollars in thousands                                     2004              2003              2002
    ---------------------------------------------------- ----------------- ---------------- -----------------
    Distribution                                              $47,174           $45,680          $37,627
    Information Technology                                     51,918            42,427           39,750
    Finance                                                    29,900            27,919           23,691
    Other Administration                                       60,436            51,946           49,287
                                                         ----------------- ---------------- -----------------
    Total                                                    $189,428          $167,972         $150,355
                                                         ================= ================ =================

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

Fiscal year 2002 direct contribution to profit for the U.S. STM segment includes a charge to earnings of $5 million representing a write-off of two investments in an environmental remediation portal and database and an entrepreneurial informatics company. Intersegment sales are generally made at a fixed discount from list price. Shared services costs are not allocated, as they support the Company's worldwide operations. Corporate assets primarily consist of cash and cash equivalents, deferred tax benefits, and certain property and equipment. Export sales from the United States to unaffiliated international customers amounted to approximately $68.8 million, $75.6 million, and $74.3 million in fiscal years 2004, 2003, and 2002, respectively. The pretax income for consolidated international operations was approximately $41.9 million, $37.0 million, and $29.7 million in 2004, 2003, and 2002, respectively.

Worldwide revenue for the Company's core businesses was as follows:

Dollars in thousands                                      2004                   2003                  2002
                                                    ------------------    -------------------    ------------------
Professional/Trade                                      $393,134              $369,115               $292,054
Scientific, Technical, and Medical                       340,235               308,554                276,510
Higher Education                                         189,593               176,302                165,832
                                                    ------------------    -------------------    ------------------
Total                                                   $922,962              $853,971               $734,396
                                                    ==================    ===================    ==================

Revenue from external customers based on the location of the customer and long-lived assets by geographic area was as follows:

       Dollars in thousands                          Revenue                                   Long-Lived Assets
                                    -------------------------------------------    ------------------------------------------
                                        2004            2003           2002           2004           2003           2002
                                    -------------    -----------    -----------    -----------    ------------   ------------
         United States               $567,341         $524,394       $473,145       $461,039       $468,763       $446,103
         United Kingdom                67,821           56,285         35,427         61,712         55,941         39,218
         Germany                       57,018           56,826         34,818        138,311        135,553        126,786
         Australia                     34,241           27,849         23,182          6,699          5,690          4,262
         Canada                        33,918           33,063         26,798          2,097          1,651            639
         Other Countries              162,623          155,554        141,026          1,742          1,730          2,527
                                    -------------    -----------    -----------    -----------    ------------   ------------
         Total                       $922,962         $853,971       $734,396       $671,600       $669,328       $619,535
                                    =============    ===========    ===========    ===========    ============   ============

                                                                   Schedule II



                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED APRIL 30, 2004, 2003, AND 2002

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
                                               of Period       Expenses      Acquisitions                      Period
--------------------------------------------- ------------- -------------- --------------- ---------------- -------------
Year Ended April 30, 2004

     Allowance for sales returns(1)            $ 65,130       $ 63,752       $      -       $ 65,130         $ 63,752

     Allowance for doubtful accounts           $  9,546       $  2,861       $      -       $  1,029(2)      $ 11,378
Year Ended April 30, 2003

     Allowance for sales returns(1)            $ 67,816       $ 65,130       $      -       $ 67,816         $ 65,130

     Allowance for doubtful accounts           $ 17,008       $  1,590       $ (7,326)      $  1,726(2)      $  9,546

Year Ended April 30, 2002

     Allowance for sales returns(1)            $  43,118      $  67,816      $ 30,226       $ 73,344         $ 67,816

     Allowance for doubtful accounts           $   9,684      $   2,219      $  7,026       $  1,921(2)      $ 17,008


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

Item 9.   Changes in and Disagreements With
          ---------------------------------
          Accountants on Accounting and Financial Disclosure
          --------------------------------------------------

          None

Item 9A.  Controls and Procedures
          -----------------------

          As of April 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of April 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to April 30, 2004.

          The Company's Corporate Governance Principles, Committee Charters, Business Conduct and Ethics Policy and the Code of Ethics for Senior Financial Officers are published on our web site at www.wiley.com under the "About Wiley--Investor Relations--Corporate Governance" captions. Copies are also available free of charge to shareholders on request to the Corporate Secretary, John Wiley & Sons, Inc., 111 River Street, Hoboken, NJ 07030-5774.

                                    PART III

Item 10.  Directors and Executive Officers

          The information regarding the Board of Directors on pages 6 to 12 of the 2004 Proxy Statement is incorporated herein by reference.

          Executive Officers

          Set forth below as of April 30, 2004 are the names and ages of all executive officers of the Company, the period during which they have been officers, and the offices presently held by each of them.

          Name and Age         Officer Since         Present Office
           Peter Booth Wiley        2002            Chairman of the Board since September 2002  and a Director
                 61

           William J. Pesce        1989             President and Chief Executive Officer and a Director since May 1, 1998
                 53                                 (previously Chief Operating Officer; Executive Vice President, Educational
                                                    and International Group)

           Ellis E. Cousens        2001             Executive Vice President and Chief Financial and Operations  Officer since
                 52                                 March 2001 (previously Senior Vice President, Chief Financial Officer of
                                                    Bookspan, a Bertelsmann AG joint venture, from March 2000; Vice President,
                                                    Finance and Strategic Planning, of Bertelsmann AG from March 1999; Vice
                                                    President, Chief Financial Officer of BOL.com, a subsidiary of Bertelsmann AG, from August 1998)

           Stephen A. Kippur       1986             Executive Vice President; and President, Professional and Trade Publishing,
                 57                                 since July 1998 (previously Executive Vice President and Group President,
                                                    Professional, Reference and Trade)

           William Arlington       1990             Senior Vice President, Human Resources, since June 1996

           Timothy B. King         1996             Senior Vice President, Planning and Development, since June 1996
                 64

           Richard S. Rudick       1978             Senior Vice President, General Counsel, since June 1989 (retiring July 2004)
                 64

           Gary M. Rinck           2004             Senior Vice President, General Counsel (previously Group General Counsel of
                 52                                 Pearson PLC, from 2000, Managing Partner of the London office of Morrison &
                                                    Foerster from 1995.)

           Deborah E. Wiley        1982             Senior Vice President, Corporate Communications, since June 1996
                 58

           Edward J. Melando       2002             Vice President, Corporate Controller, since April 2002 (previously Vice
                 48                                 President, Corporate Controller of Journal Register Company from August 2000;
                                                    Corporate Controller of Asarco Incorporated, from April 1999)

          Each of the other officers listed above will serve until the next organizational meeting of the Board of Directors of the Company and until each of the respective successors is duly elected and qualified. Deborah E. Wiley is the sister of Peter Booth Wiley. There is no other family relationship among any of the aforementioned individuals.


Item 11.  Executive Compensation
          ----------------------

          The information on pages 13 to 19 of the 2004 Proxy Statement is incorporated herein by reference.


Item 12.  Security Ownership of Certain
          -----------------------------
          Beneficial Owners and Management
          --------------------------------

          The information on pages 2, 3, 11 and 12 of the 2004 Proxy Statement is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

          None.


Item 14.  Principal Accountant Fees and Services
          --------------------------------------

          The information regarding principal accountant fees and services on pages 20 and 21 of the 2003 Proxy Statement is incorporated herein by reference.


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

          (b)  Reports on Form 8-K

               Earnings Release on Fiscal year 2004 Results issued on Form 8-K dated June 16, 2004.

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

        10.23 Senior executive Employment Agreement dated as of March 1, 2003, between Stephen A. Kippur and the Company

        10.24 Senior executive Employment Agreement dated as of March 1, 2003, between Ellis E. Cousens and the Company

        10.25 Senior executive Employment Agreement letter dated as of March 1, 2003, between Richard S. Rudick and the Company

        10.26 Senior executive Employment Agreement letter dated as of March 1, 2003, between Timothy B. King and the Company

        10.27 Senior executive Employment Agreement letter dated as of March 15, 2004, between Gary M. Rinck and the Company (filed as an exhibit to this form 10K report)

          22   List of Subsidiaries of the Company.

          23   Consent  of  Independent   Registered   Public   Accounting  Firm
               (included in this report as listed in the attached index).

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

                                    JOHN WILEY & SONS, INC.
                             -----------------------------------------------
                                           (Company)



                             By:  /s/  William J. Pesce
                                  ---------------------------------------------
                                       William J. Pesce
                                       President and Chief Executive Officer

                             By:  /s/  Ellis E. Cousens
                                  ---------------------------------------------
                                       Ellis E. Cousens
                                       Executive Vice President and
                                       Chief Financial and Operations Officer

                             By:  /s/  Edward J. Melando
                                  ---------------------------------------------
                                       Edward J. Melando
                                       Vice President, Controller and
                                       Chief Accounting Officer


Dated:  June 17, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons constituting directors of the Company on June 17, 2004.



  /s/        Warren J. Baker              /s/        William J. Pesce
  ----------------------------------      -----------------------------------
             Warren J. Baker                         William J. Pesce



  /s/        Larry Franklin               /s/        William B. Plummer
  ----------------------------------      -----------------------------------
             Larry Franklin                          William B. Plummer



  /s/        Mathew S. Kissner            /s/        William R. Sutherland
  ----------------------------------      -----------------------------------
             Mathew S. Kissner                       William R. Sutherland



  /s/        Henry A. McKinnell           /s/        Bradford Wiley II
  ----------------------------------      -----------------------------------
             Henry A. McKinnell                      Bradford Wiley II



  /s/        John L. Marion, Jr.          /s/        Peter Booth Wiley
  ----------------------------------      -----------------------------------
             John L. Marion, Jr.                     Peter Booth Wiley

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

          b.   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of the end of the period covered by this report (the "Evaluation Date"); and

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

           By      /s/ William J. Pesce
           ---------------------------------
                       William J. Pesce
           President and Chief Executive Officer

           Dated:  June 17, 2004

                                 CERTIFICATIONS

I, Ellis E. Cousens, certify that:

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

          b.   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of the end of the period covered by this report (the "Evaluation Date"); and

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

         By    /s/     Ellis E. Cousens
         ---------------------------------
                       Ellis E. Cousens
           Executive Vice President and
           Chief Financial & Operations Officer

           Dated:  June 17, 2004

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

                                                                 Exhibit 99.1


CERTIFICATION PURSUANT TO
U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of John Wiley & Sons, Inc. (the "Company"), on Form 10-K for the period ending April 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William J. Pesce, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934 (as amended), as applicable; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/  William J. Pesce
------------------------
     William J. Pesce
President and
Chief Executive Officer

Dated:  June 17, 2004

                                                                 Exhibit 99.2


CERTIFICATION PURSUANT TO
18 .S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of John Wiley & Sons, Inc. (the "Company"), on Form 10-K for the period ending April 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ellis E. Cousens, Executive Vice President and Chief Financial & Operations Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

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



/s/  Ellis E. Cousens
----------------------------
     Ellis E. Cousens
Executive Vice President and
Chief Financial & Operations Officer

Dated:  June 17, 2004

                                                                 Exhibit 10.27

                              EMPLOYMENT AGREEMENT

                  EMPLOYMENT AGREEMENT (this "Agreement") made as of the 15th day of March, 2004, by and between John Wiley & Sons, Inc., a New York corporation, with offices at 111 River Street, Hoboken, New Jersey 07030 (hereinafter referred to as the "Company"), and Gary M. Rinck presently residing at 56 Raymond Road, Wimbledon, SW19 4AL, England (hereinafter referred to as "Executive").

                  WHEREAS, the Company desires to employ Executive as Senior Vice President and General Counsel , and Executive desires to serve the Company in such capacity,

                  NOW THEREFORE, in consideration of the foregoing and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

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

                           (b) Executive will, during the Period of Employment,
devote his full business time
and attention to the faithful and competent performance of services for the Company. Executive hereby represents and warrants to the Company that Executive has no conflicting obligations under any existing employment or service agreement and that Executive's performance of the services required of Executive hereunder will not conflict with any other existing obligations or commitments. Nothing in this Agreement shall preclude Executive from engaging, consistent with Executive's duties and responsibilities hereunder, in charitable and community affairs.

                           (c) Executive shall perform the duties contemplated
hereunder at the principal
executive office of the Company and at such other locations as may be reasonably necessary to the performance of such duties, and Executive shall do such traveling as may be reasonably required of Executive in the performance of such duties.

                  3. Period of Employment. The period of Executive's employment under this Agreement (the "Period of Employment") will begin on March 15, 2004 (the "Commencement Date"), and end on the second anniversary thereof, subject to earlier termination and further renewal as provided in this Agreement. Executive's Period of Employment shall automatically renew for subsequent two-year periods, subject to the terms of this Agreement, unless either party gives written notice 90 days or more prior to the expiration of the then existing Period of Employment of Executive's or the Company's decision not to renew. A decision by the Company not to renew other than as a result of Executive's death or Disability (as defined below), and other than in circumstances which would give rise to a Termination for Cause (as defined below) shall be treated as a Without Cause Termination (as defined below), and so governed by the provisions of Section 9 hereof.

                  4. Compensation and Benefits. For all services rendered by Executive pursuant to this Agreement during the Period of Employment, including services as an executive, officer, director or committee member of the Company or any of its subsidiaries or affiliates, Executive will be compensated as follows:

                           (a) Base Salary. The Company will pay Executive a
fixed base salary ("Base Salary")
of not less than $375,000.00. Executive will be eligible to receive annual increases as the Company's Board of Directors (the "Board") deems appropriate, in accordance with the Company's customary procedures regarding the salaries of senior officers. Base Salary will be payable according to the customary payroll practices of the Company but in no event less frequently than once each month.

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

                           (c) FY05EAIP. The Company will recommend to the
Compensation Committee of the
Board (the "Committee") that Executive participate in the EAIP with an initial targeted bonus of 75% of Base Salary with respect to the fiscal year of the Company ending April 30, 2005, subject to the terms and conditions of the EAIP and those to be determined by the Committee.

                           (d) LTIP. The Committee has approved, and at the
appropriate times will take
action on (x) a grant to the Executive, on the Commencement Date, pursuant to the LTIP of 16,000 shares of Common Stock, as restricted stock vesting 50% at the end of two years of employment, and 50% at the end of three years of employment; and (y) subject to continued employment, an additional grant of 8,000 shares of restricted stock in March of 2005, vesting one-third each in March of 2006, 2007, and 2008. The foregoing are subject to the terms and conditions of the LTIP and those to be set forth in the Company's Restricted Stock grant letter to Executive. In addition, the Company will recommend to the Committee that Executive be granted pursuant to the FY05 LTIP, with respect to the three-year cycle of the Company ending April 30, 2007, (x) a non-qualified stock option to purchase an aggregate of 25,000 shares Common Stock, subject to the terms and conditions of the LTIP and those to be determined by the Committee and (y) restricted performance shares, with an initial target of 10,000 shares of Common Stock, subject to the terms and conditions of the LTIP and those to be determined by the Committee.

                           (e) SERP. The Company will recommend to the Committee
that Executive
participate in the Company's 1989 Supplemental Executive Retirement Plan, as amended or restated from time to time (the "SERP"), and Executive's "Applicable Percentage" (as defined in the SERP) shall be equal to 50% subject to the approval of the Committee.

                           (f) Participation in Benefit Plans. The Company shall
afford Executive with an
opportunity to participate in any health care, dental, disability insurance, life insurance, retirement, savings and any other employee benefits plans, policies or arrangements which the Company maintains for its employees in accordance with the written terms of such plans, policies or arrangements, on the same basis as the Company's other Senior Executives. Nothing in this Agreement shall require the Company or its affiliates to establish, maintain or continue any benefit plans, policies or arrangements or restrict the right of the Company or any of its affiliates to amend, modify or terminate any such benefit plan, policy or arrangement.

                           (g) Vacations, Holidays or Temporary Leave. Executive
shall be entitled to take four
weeks of vacation per calendar year, or such greater amount, if any, as provided in the policies of the Company then applicable to Executive, without loss or diminution of compensation. Such vacation shall be taken at such time or times consistent with the needs of the Company's business. Executive shall further be entitled to the number of paid holidays, and leaves for illness or temporary disability in accordance with the Company's policies as such policies may be amended from time to time or terminated in the Company's sole discretion.

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

                  9. Effect of Termination of Employment.

                           (a) Without Cause Termination and Constructive
Discharge Absent a Change of Control
or a Special Change of Control. If Executive's employment terminates during the Period of Employment in circumstances in which no Change of Control (as defined below) or Special Change of Control (as defined below) has occurred, due to a Without Cause Termination (as defined below) or a Constructive Discharge (as defined below), subject to Executive executing a general release of claims as more fully described in Section 9(e) hereof, the Company will pay or provide, as the case may be, Executive (or Executive's surviving spouse, estate or personal representative, as applicable) upon such event: (i) Base Salary earned but unpaid as of the effective date of such termination of employment; (ii) a lump sum payment equal to the Severance Pay Amount (as defined below); and (iii) coverage during the Benefits Continuation Period (as defined below) under the following employee benefit plans or provisions for comparable benefits outside such plans, but only to the extent comparable coverage is not provided by any new employer, (x) the Company's Group Health Insurance Program, (y) the LTD Plan (as provided under such plan, Executive shall be required to pay the premium), and (z) the Company's Group Life and Accidental Death and Dismemberment Insurance (at the levels in effect at the date of termination of employment). As used in this Agreement, the term "Severance Pay Amount" shall equal the amount of Executive's then current Base Salary payable to Executive during one month multiplied by (x) twelve (12) if Executive has been employed by the Company for less than ten (10) continuous unbroken years of service, or (y) eighteen (18) if Executive has been employed by the Company for between ten (10) and twenty (20) continuous unbroken years of service, or (z) twenty-four (24) if Executive has been employed by the Company for more than twenty (20) continuous unbroken years of service. [I note what you have said about the company's practices concerning SERP, pension and other benefits during the "notice " period - thanks.]

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

                           (c) Termination for Cause; Resignation If Executive's
employment terminates due to
a Termination for Cause (as defined below) or a Resignation (as defined below), Base Salary earned but unpaid as of the date of such termination will be paid to Executive in a lump sum and the Company will have no further obligations to Executive under this Agreement. Executive's rights with respect to LTIP grants and stock options shall be governed by the provisions of such grants and options. Executive's rights under benefit plans, including those referred to in Sections 4(e) and (f) above, shall be governed by the provisions of such plans. In the event any termination of Executive's employment for any reason, Executive if so requested by the Company agrees to assist in the orderly transfer of authority and responsibility to Executive's successor.

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

                                    (vii) "Termination for Cause" means: (A)
Executive's refusal or willful
and continued failure to substantially perform Executive's material duties to the best of Executive's ability under this Agreement (for reasons other than death or disability), in any such case after written notice thereof; (B) Executive's gross negligence in the performance of Executive's material duties under this Agreement; (C) any act of fraud, misappropriation, material dishonesty, embezzlement, or any similar conduct which might be deemed to affect Executive's employment or the reputation of the Company; (D) Executive's conviction of or plea of guilty or nolo contendere to a felony or any crime involving moral turpitude; or (E) Executive's material and willful violation of any of the Company's reasonable rules, regulations, policies, directions and restrictions.

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

                            (f)Conditional Payments and Limitations.

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

                                    (vi) The Gross-Up Payment provided for in
Section 9(g)(i) hereof shall
be made upon the earlier of (A) the making to Executive of any Payment or (B) the imposition upon Executive or payment by Executive of any Excise Tax.

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

14. Relocation and Other Expenses.

                        (a) Relocation. The Company will reimburse Executive for reasonable relocation expenses, including commission on the sale of Executive's UK residence, related legal and closing costs, moving costs, and temporary storage costs, upon submission of vouchers with appropriate documentation. In the event of a Resignation, as defined in Section 9(d)(iv) above, or a Termination for Cause, as defined in Section 9(d) (vii) above, in either case before the anniversary of the Commencement Date, Executive will promptly repay the Relocation Expenses to the Company.

                       (b) Temporary Housing. The Company will, at its own expense, provide to Executive reasonable lodging in a temporary residence, following relocation, for a period of up to 90 days.

                        (c) Insurance. The Company will provide to Executive, or reimburse Executive for the cost of, private disability insurance, at a cost not to exceed approximately $10,000 per annum, to the extent generally comparable coverage is not available under the Company's regular plan for senior executives.

                  15 Effect of Prior Agreements. This Agreement, together with the Non-Competition Agreement and the Agreement to Arbitrate, constitute the sole and entire agreements and understandings between Executive and the Company with respect to the matters covered thereby. These agreements supersede all prior and contemporaneous agreements, understandings or other arrangements, whether written or oral, concerning the subject matter thereof. Upon execution of this Agreement, Executive's existing employment agreement with the Company shall be superceded by this Agreement in its entirety and shall be of no further force and effect.

                  16. Notices. Any notice required, permitted, or desired to be given pursuant to any of the provisions of this Agreement shall be deemed to have been sufficiently given or served for all purposes if delivered in person or sent by registered or certified mail, return receipt requested, postage and fees prepaid, as follows:

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

                           John Wiley & Sons, Inc.
                           111 River Street
                           Hoboken, New Jersey 07030
                           Attention: General Counsel

                  If to Executive, at:

                           (Executive to notify Company promptly upon
establishment of new permanent residence.)

Either of the parties hereto may at any time and from time to time change the address to which notices shall be sent hereunder by notice to the other party.

                  17. Assignability. The obligations of Executive may not be delegated and, except as expressly provided in Section 8 hereof relating to the designation of a beneficiary in the event of death, Executive may not, without the Company's written consent thereto, assign, transfer, convey, pledge, encumber, hypothecate or otherwise dispose of this Agreement or any interest therein. Any such attempted delegation or disposition shall be null and void and without effect. The Company and Executive agree that this Agreement and all of the Company's rights and obligations hereunder may be assigned or transferred by the Company to and may be assumed by and become binding upon and may inure to the benefit of any affiliate of or successor to the Company. The term "successor" shall mean (with respect to the Company or any of its subsidiaries) any other corporation or other business entity which, by merger, consolidation, purchase of the assets, or otherwise, acquires all or a material part of the assets of the Company. Any assignment by the Company of its rights or obligations hereunder to any affiliate of or successor to the Company shall not be a termination of employment for purposes of this Agreement.

                  18. Modification. This Agreement may not be modified or amended except in writing signed by the parties. No term or condition of this Agreement will be deemed to have been waived except in writing by the party charged with waiver. A waiver will operate only as to the specific term or condition waived and will not constitute a waiver for the future or act on anything other than that which is specifically waived.

                  19. Governing Law. This Agreement will be construed and interpreted pursuant to the laws of the State of New York, without regard to such State's conflict of law rules.

                  20. Separability. All provisions of this Agreement are intended to be severable. In the event any provision or restriction contained herein is held to be invalid or unenforceable in any respect, in whole or in part, such finding will in no way affect the validity or enforceability of any other provision of this Agreement. The parties hereto further agree that any such invalid or unenforceable provision will be deemed modified so that it will be enforced to the greatest extent permissible under law, and to the extent that any court of competent jurisdiction determines any restriction herein to be unreasonable in any respect, such court may limit this Agreement to render it reasonable in the light of the circumstances in which it was entered into and specifically enforce this Agreement as limited.

                  21. No Waiver: No course of dealing or any delay on the part of the Company or Executive in exercising any rights hereunder shall operate as a waiver of any such rights. No waiver of any default or breach of this Agreement shall be deemed a continuing waiver of any other breach or default.

                  22. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

                  IN WITNESS WHEREOF, the parties have caused this Agreement to be executed and delivered, effective as of the date first indicated above by a duly authorized officer of the Company.

EXECUTIVE:                                  JOHN WILEY & SONS, INC.


                                       By:
----------------------------               -----------------------------------
Signature                                  Signature

 Gary M. Rinck                             William J. Pesce
---------------------------                -----------------------------------
Print name                                 Print name

                                           President and Chief Executive Officer
                                           ------------------------------------
                                           Title