Form 10-Q
period 2004-07-31
WILEY JOHN & SONS INC
filed 2004-09-09
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended July 31, 2004      Commission File No. 1-11507

                                       OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                          OF THE SECURITIES ACT OF 1934
                        For the transition period from to

                             JOHN WILEY & SONS, INC.
             (Exact name of Registrant as specified in its charter)

NEW YORK                                               13-5593032
-----------------------------               -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

111 RIVER STREET, HOBOKEN NJ                           07030
----------------------------               ------------------------------------
(Address of principal executive offices)             Zip Code

Registrant's telephone number, including area code            (201) 748-6000
                                                           --------------------

                                 NOT APPLICABLE
                  -------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report

Indicate by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      YES  [X]  NO   [  ]

The number of shares outstanding of each of the Registrant's classes of common stock as of August 31, 2004 were:

                   Class A, par value $1.00 - 50,245,074
                   Class B, par value $1.00 - 11,229,164



                  This is the first page of a 22-page document

                             JOHN WILEY & SONS, INC.

                                      INDEX





PART I - FINANCIAL INFORMATION                                                                       PAGE NO.
Item 1.    Financial Statements.

           Condensed Consolidated Statements of Financial Position - Unaudited
              as of July 31, 2004 and 2003, and April 30, 2004...........................................3

           Condensed Consolidated Statements of Income - Unaudited
              for the three months ended July 31, 2004 and 2003..........................................4

           Condensed Consolidated Statements of Cash Flows - Unaudited
              for the three months ended July 31, 2004 and 2003......................................... 5

           Notes to Unaudited Condensed Consolidated Financial Statements.............................6-10

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................................................11-15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.................................. 16

Item 4.    Controls and Procedures......................................................................17

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.............................................................17

SIGNATURES AND CERTIFICATIONS........................................................................18-22

EXHIBITS

         99.1 - 18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer

         99.2 - 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)

                                                                                    (UNAUDITED)
                                                                                     July 31,                        April 30,
                                                                        ------------------------------------      ----------------
                                                                              2004                 2003                 2004
                                                                        ----------------     ---------------      ----------------
Assets
Current Assets

     Cash and cash equivalents                                        $         40,424                8,085     $        82,027
     Accounts receivable                                                       146,168              134,128             127,224
     Inventories                                                                81,452               83,210              83,789
     Deferred income tax benefits                                               18,115               27,156              18,113
     Prepaid and other                                                          11,973               13,956              12,853
                                                                        ----------------     ---------------      ----------------
          Total Current Assets                                                 298,132              266,535             324,006

Product Development Assets                                                      58,022               61,397             60,755
Property, Equipment and Technology                                             115,835              114,599            117,305
Intangible Assets                                                              280,644              280,106            276,440
Goodwill                                                                       195,400              193,354            194,893
Deferred Income Tax Benefits                                                    18,352               30,340             18,976
Other Assets                                                                    22,808               21,021             22,207
                                                                        ----------------     ---------------      ----------------
          Total Assets                                                $        989,193              967,352     $     1,014,582
                                                                        ================     ===============      ================

Liabilities & Shareholders' Equity
Current Liabilities
     Current portion of long-term debt and notes payable              $              -               45,000     $             -
     Accounts and royalties payable                                             76,325               79,110              68,338
     Deferred subscription revenue                                              90,028               83,524             127,224
     Accrued income taxes                                                       29,754               34,877              19,338
     Accrued pension liability                                                   5,272                3,301               4,559
     Deferred income taxes                                                       5,784                    -               5,721
     Other accrued liabilities                                                  58,673               53,374              81,185
                                                                        ----------------     ---------------      ----------------
          Total Current Liabilities                                            265,836              299,186             306,365

Long-Term Debt                                                                 200,000              200,000             200,000
Accrued Pension Liability                                                       50,254               54,865              48,505
Other Long-Term Liabilities                                                     31,258               28,184              31,757
Deferred Income Taxes                                                           12,512               12,251              12,891

Shareholders' Equity

     Class A & Class B common stock                                             83,190               83,190              83,190
     Additional paid-in-capital                                                 51,402               41,068              45,887
     Retained earnings                                                         456,912              386,736             441,533
     Accumulated other comprehensive income (loss)                               5,611               (5,346)              2,197
     Unearned deferred compensation                                             (3,465)              (2,176)             (2,134)
     Treasury stock                                                           (164,317)            (130,606)           (155,609)
                                                                        ----------------     ---------------      ----------------
          Total Shareholders' Equity                                           429,333              372,866             415,064
                                                                        ----------------     ---------------      ----------------
          Total Liabilities & Shareholders' Equity                    $        989,193              967,352     $     1,014,582
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

                     JOHN WILEY & SONS, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                   (In thousands except per share information)

                                                                                    Three Months
                                                                                   Ended July 31,
                                                                         ------------------------------------
                                                                               2004               2003
                                                                         -----------------   ----------------
       Revenue                                                         $       226,939     $       219,660

       Costs and Expenses
           Cost of sales                                                        75,229              72,109
           Operating and administrative expenses                               118,434             112,043
           Amortization of intangibles                                           2,499               2,330
                                                                         -----------------   ----------------
           Total Costs and Expenses                                            196,162             186,482
                                                                         -----------------   ----------------

       Operating Income                                                         30,777              33,178

       Interest Expense and Other                                               (1,187)             (1,260)
                                                                         -----------------   ----------------

       Income Before Taxes                                                      29,590              31,918
       Provision For Income Taxes                                                9,706              10,118
                                                                         -----------------   ----------------

       Net Income                                                      $        19,884     $        21,800
                                                                         =================   ================

       Income Per Share
           Diluted                                                     $          0.32     $          0.35
           Basic                                                       $          0.32     $          0.35

       Cash Dividends Per Share
           Class A Common                                              $         0.075     $         0.065
           Class B Common                                              $         0.075     $         0.065

       Average Shares
           Diluted                                                              62,851              62,964
           Basic                                                                61,442              61,686



The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED
                                 (In thousands)

                                                                                    For The Three Months
                                                                                       Ended July 31,
                                                                             -----------------------------------
                                                                                   2004               2003
                                                                             -----------------  ----------------
   Operating Activities
   ---------------------
   Net income                                                              $          19,884   $    21,800
   Adjustments to reconcile net income to cash provided by operating activities
     Amortization of intangibles                                                       2,499         2,330
     Amortization of composition costs                                                 8,349         7,511
     Depreciation of property and equipment                                            7,487         7,083
     Non-cash charges & other                                                         12,263         8,306
     Change in deferred subscription revenue                                         (37,528)      (36,948)
     Net change in operating assets and liabilities                                  (19,279)      (24,896)
                                                                             -----------------  ----------------
     Cash Used For Operating Activities                                               (6,325)      (14,814)
                                                                             -----------------  ----------------

   Investing Activities
   --------------------
     Additions to product development assets                                         (11,709)      (12,885)
     Additions to property and equipment                                              (5,066)       (5,633)
     Acquisition of publishing assets                                                 (5,709)       (1,006)
                                                                             -----------------  ----------------
     Cash Used For Investing Activities                                              (22,484)      (19,524)
                                                                             -----------------  ----------------

   Financing Activities
   --------------------
     Borrowings of short-term debt                                                         -        10,000
     Purchase of treasury stock                                                       (9,784)            -
     Cash dividends                                                                   (4,505)       (4,035)
     Proceeds from exercise of stock options                                           1,350         2,633
                                                                             -----------------  ----------------
     Cash (Used For) Provided By Financing Activities                                (12,939)        8,598
                                                                             -----------------  ----------------

   Effects of Exchange Rate Changes on Cash                                              145           584
                                                                             -----------------  ----------------
   Cash and Cash Equivalents
     Decrease for Period                                                             (41,603)      (25,156)
     Balance at Beginning of Period                                                   82,027        33,241
                                                                             -----------------  ----------------
     Balance at End of Period                                               $         40,424 $       8,085
                                                                             =================  ================
   Supplemental Information
     Businesses Acquired:
       Fair value of assets acquired                                        $          5,709 $       1,006
       Liabilities assumed                                                                 -             -
                                                                             -----------------  ----------------
     Cash Paid for Businesses Acquired                                      $          5,709 $       1,006
                                                                             =================  ================

   Cash Paid (Refunded) During the Period for:
     Interest                                                               $          1,022 $       1,308
     Income taxes - Net                                                     $         (3,515)$      (4,134)

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of John Wiley & Sons, Inc., and Subsidiaries (the "Company") as of July 31, 2004 and 2003, and results of operations and cash flows for the three month period ended July 31, 2004 and 2003. The results for the three months ended July 31, 2004 are not necessarily indicative of the results expected for the full year. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 2004.

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

     Pro forma information under SFAS No. 123 and SFAS No. 148
     ---------------------------------------------------------

     The per share value of options granted in connection with the Company's stock option plans during the following periods are estimated using the Black Scholes option pricing model with the following weighted average assumptions:

                                                     For the Three Months Ending
                                                               July 31,
                                                ---------------------------------------
                                                        2004                   2003
                                                -----------------      ----------------
          Expected life of options (years)           8.1                     8.1
          Risk-free interest rate                    4.5%                    2.9%
          Volatility                                23.8%                   30.7%
          Dividend yield                             0.9%                    1.0%
          Fair value                               $11.00                   $8.97

     For purposes of the following pro forma disclosure, the fair value of the awards was estimated at the date of grant using the Black Scholes option-pricing model and amortized to expense over the options vesting periods.

                                                                              For the Three Months Ending July 31,
                                                                             ---------------------------------------
          (in thousands except per share amount)                                     2004                2003
                                                                             -----------------      ----------------
          Net income as reported                                                   $19,884                $21,800
          Stock-based compensation, net of tax, included in the
          determination of net income as reported -

                Restricted stock plans                                                 744                    521

                Director stock plan                                                     14                     28

          Stock-based compensation costs, net of tax, that would have been included in the determination of net income had the fair
          value-based method been applied                                           (2,112)                (1,681)
                                                                             -----------------      ----------------
          Pro forma net income                                                     $18,530                $20,668
                                                                             =================      ================

          Reported earnings per share

                Diluted                                                               $0.32                  $0.35

                Basic                                                                 $0.32                  $0.35

          Pro forma earnings per share

                Diluted                                                               $0.29                  $0.33

                Basic                                                                 $0.30                  $0.34

2.   Comprehensive Income
     --------------------

      Comprehensive income was as follows (in thousands):
                                                                              For the Three Months Ending July 31,
                                                                             ---------------------------------------
                                                                                     2004                2003
                                                                             -----------------      ----------------
          Net income                                                               $19,884                $21,800
          Change in other comprehensive income (loss), net of taxes:
          Derivative cash flow hedges                                                   -                    (29)
          Foreign currency translation adjustment                                    3,414                  1,855
                                                                             -----------------      ----------------
          Comprehensive income                                                     $23,298                $23,626
                                                                             =================      ================

     A reconciliation of accumulated other comprehensive gain (loss) follows (in thousands):

                                                                     Three Months Ended July 31, 2004
                                                         -----------------------------------------------------
                                                           Beginning         Change for             Ending
                                                            Balance            Period               Balance
                                                         --------------     --------------       --------------
         Foreign currency translation adjustment             $18,123             3,414               $21,537
         Minimum pension liability, net of tax               (15,926)                -               (15,926)
                                                         --------------     --------------       --------------
         Total                                                $2,197             3,414                $5,611
                                                         ==============     ==============       ==============

3.   Weighted Average Shares for Earning Per Share
     ---------------------------------------------


     A reconciliation of the shares used in the computation of income per share follows (in thousands):

                                                                              For the Three Months Ended July 31,
                                                                             ---------------------------------------
                                                                                     2004                2003
                                                                             -----------------      ----------------
     Weighted average shares outstanding                                           61,676                 61,892
     Less:  Unearned deferred compensation shares                                    (234)                  (206)
                                                                             -----------------      ----------------
     Shares used for basic income per share                                        61,442                 61,686
     Dilutive effect of stock options and other stock awards                        1,409                  1,278
                                                                             -----------------      ----------------
     Shares used for diluted income per share                                      62,851                 62,964
                                                                             =================      ================


4.   Inventories
     -----------

     Inventories were as follows (in thousands):                                                 As of
                                                               As of July 31,                  April 30,
                                                    -----------------------------------      ---------------
                                                         2004                2003                 2004
                                                    ---------------      --------------      ---------------
          Finished goods                                $70,844              $75,620            $74,310
          Work-in-process                                 6,805                5,650              7,582
          Paper, cloth and other                          6,403                5,597              4,397
                                                    ---------------      --------------      ---------------
                                                         84,052               86,867             86,289
          LIFO reserve                                   (2,600)              (3,657)            (2,500)
                                                    ---------------      --------------      ---------------
          Total inventories                             $81,452              $83,210            $83,789
                                                    ===============      ==============      ===============


5.   Acquisitions
     ------------

     In the first quarter of fiscal year 2005 the Company acquired the Journal of Microscopy and Analysis, a controlled circulation journal, for approximately $5.4 million, which is recorded as acquired publication rights.


6.   Recent Accounting Standards
     ---------------------------

     In July 2000 the Emerging Issues Task Force (EITF) issued EITF No. 00-21, "Accounting for Revenue Relationships with Multiple Deliverables." The EITF was effective for fiscal years beginning after June 15, 2003. The adoption of EITF No. 00-21 in the current quarter did not have a material impact on the Company's consolidated financial statements.

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

                                                                                 Three Months Ended July 31,
                                                 ----------------------------------------------------------------------------------
                                                                   2004                                       2003
                                                 -----------------------------------------    -------------------------------------
                                                                                    (thousands)
                                                                   Inter-                                     Inter-
                                                   External       segment                       External     segment
                                                  Customers        Sales         Total         Customers      Sales       Total
                                                 ------------- -------------- ------------    ------------ ----------- ------------
    Revenue
    -------
    U.S. segments:
        Professional/Trade                           $68,331       7,577          75,908          $69,450      6,694       76,144
        Scientific, Technical, and Medical            44,466       1,740          46,206           40,114      1,593       41,707
        Higher Education                              37,468       8,007          45,475           40,133      7,635       47,768
    European segment                                  54,131       5,392          59,523           46,864      3,719       50,583
    Asia, Australia & Canada                          22,543         923          23,466           23,099        297       23,396
    Eliminations                                           -     (23,639)        (23,639)               -    (19,938)     (19,938)
                                                 ------------- -------------- ------------    ------------ ----------- ------------
    Total revenue                                   $226,939             -       226,939         $219,660          -      219,660
                                                 ------------- -------------- ------------    ------------ ----------- ------------
    Direct Contribution to Profit
    -----------------------------
    U.S. segments:
        Professional/Trade                                                       $15,551                                  $18,188
        Scientific, Technical, and Medical                                        22,269                                   20,716
        Higher Education                                                          16,051                                   18,684
    European segment                                                              18,694                                   15,422
    Asia, Australia & Canada                                                       3,191                                    4,143
                                                                              ------------                             ------------
    Total direct contribution to profit                                           75,756                                   77,153

    Shared services and administrative costs
    ----------------------------------------
        Distribution                                                             (11,739)                                 (11,261)
        Information technology                                                   (12,269)                                 (11,801)
        Finance                                                                   (7,339)                                  (7,051)
        Other administration                                                     (13,632)                                 (13,862)
                                                                              ------------                             ------------
    Total shared services and administration                                     (44,979)                                 (43,975)
          costs
                                                                              ------------                             ------------
    Operating income                                                              30,777                                   33,178
    Interest expense and other  - net                                             (1,187)                                  (1,260)
                                                                              ------------                             ------------
    Income before taxes                                                          $29,590                                  $31,918
                                                                              ============                             ============

8.   Intangible Assets
     -----------------

      Intangible assets consisted of the following (in thousands):

                                                                                      As of July 31,                   As of
                                                                          -----------------------------------        April 30,
                                                                               2004                2003                 2004
                                                                          ----------------     --------------      ---------------
      Intangible assets not subject to amortization
          Branded trademarks                                                  $57,900              $57,900            $57,900
          Acquired publication rights                                         117,452              116,433            116,584
                                                                          ----------------     --------------      ---------------
      Total intangible assets not subject to amortization                     175,352              174,333            174,484

      Net, intangible assets subject to amortization, principally
          acquired publication rights                                         105,292              105,773            101,956
                                                                          ----------------     --------------      ---------------
      Total                                                                  $280,644             $280,106           $276,440
                                                                          ================     ==============      ===============

9.   Derivative Financial Instruments
     --------------------------------

     Under certain circumstances, the Company enters into derivative financial instruments in the form of forward contracts as a hedge against foreign currency fluctuation of specific transactions, including inter-company purchases. The Company does not use derivative financial instruments for trading or speculative purposes. The Company did not hold any derivative financial instruments during the first quarter of fiscal year 2005.

10.  Retirement Plans
     ----------------

     The components of net pension expense for the defined benefit plans were as follows:


                                                                 For the Three Months Ended July 31,
                                                                ---------------------------------------
     (Dollars in thousands)                                             2004                2003
                                                                -----------------      ----------------
     Service Cost                                                     $2,147                 $1,521
     Interest Cost                                                     2,653                  2,174
     Expected Return of Plan Assets                                   (2,268)                (1,519)
     Net Amortization of Prior Service Cost                              154                    153
     Net Amortization of Unrecognized Transition Asset                    (6)                    (8)
     Recognized Net Actuarial Loss                                       457                    427
                                                                -----------------      ----------------
     Net Pension Expense                                              $3,137                 $2,748
                                                                =================      ================

     As of July 31, 2004, no contributions have been made to the domestic defined benefit plans for the fiscal year 2005. The Company does not anticipate making any contributions to its domestic defined benefit pension plan in fiscal year 2005 as, currently, none is statutorily required. However, from time to time, the Company may elect to voluntarily contribute to the plan to improve its funded status.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a global publisher of print and electronic products, providing must-have content and services to customers worldwide. Core businesses include professional and consumer books and subscription services; scientific, technical, and medical journals, encyclopedias, books, and online products and services; and educational materials, including course management and study guides for undergraduate and graduate students, teachers and lifelong learners. The Company takes full advantage of the product content of its various core businesses to develop products that can be cross-marketed to its diverse customer base of academics, professionals, researchers and consumers. The use of technology enables the Company to make its content more accessible to its global communities of interest. The Company maintains publishing, marketing, and distribution centers in the United States, Canada, Europe, Asia, and Australia. See the Company's 10K annual financial report for further information regarding the Company's product lines and business segments.



RESULTS OF OPERATIONS -

FIRST QUARTER ENDED JULY 31, 2004

Revenue for the first quarter of fiscal year 2004 of $226.9 million increased 3% from $219.7 million in the prior year's first quarter, or 2% excluding foreign currency gains. The first quarter revenue increase was driven by healthy year-on-year growth in the STM business, with new society journals, existing journals and STM books contributing to these results. As planned, the P/T business was flat with last year's strong first quarter. Higher Education revenue was below our expectations.

Gross profit as a percentage of revenue was 66.9% compared to 67.2% in the prior year's quarter. First quarter operating income of $30.8 million declined from $33.2 million in the prior year's first quarter principally due to lower-than-expected revenue from Higher Education and flat Professional/Trade revenue. Operating and administrative expenses increased almost 6% over last year's first quarter, or 4% excluding the adverse effect of foreign exchange. Other than higher-than-anticipated health care costs in the US, operating and administrative costs were as expected.

Net income for the quarter of $19.9 million declined from $21.8 million in the prior year mainly due to lower operating income. Earnings per diluted share was $0.32 compared to $0.35 in the prior year.


SEGMENT RESULTS

Professional/Trade (P/T)
------------------------

Wiley's U.S. P/T revenue for the first quarter was $75.9 million, essentially flat with prior year and in line with management's expectations considering last year's first quarter, which was up 8%. The architecture, professional culinary, psychology and education book programs performed well. Subscription journals and online advertising also contributed positively to the first quarter revenue. However, sales in the consumer cooking and business categories lagged behind last year's first quarter.

The first quarter is the least significant for Professional/Trade, in terms of revenue. We anticipate that solid fall, winter and spring frontlists will drive year-on-year growth during the balance of fiscal year 2005. The direct contribution margin for the first quarter was 20.5% compared with 23.9% in the prior year's first quarter. The decline was mainly due to lower gross profit attributable to product mix, in addition to higher royalties and employment costs to support planned activity through the remainder of the year.

Several P/T titles received considerable attention from the media and our customers, including Maccioni & Wright/Sirio: The Story of My Life and Le Cirque; Edwards/Edward R. Murrow and the Birth of Broadcast Journalism; and Pescatore/The Hamptons Diet. The Edwards' book was on the New York Times-Expanded Best Seller list for nine weeks. Other titles that were on national and regional best seller lists include Lencioni/Five Dysfunctions of a Team; Lencioni/Death by Meeting; Allen/Multiple Streams of Income; and Mauldin/Bull's Eye Investing.

While the business program fell short of last year's first quarter performance, it performed better than expected. First quarter highlights include the publication of Flying High: How JetBlue Founder and CEO David Neeleman Beat the Competition in the World's Most Turbulent Industry. Ross & Segal/Breakthrough Thinking for Nonprofit Organizations was selected as this year's winner of the Terry McAdam Book Award, a prestigious honor from the Alliance for Nonprofit Management, The Chronicle of Philanthropy, and the New York Community Trust. Four P/T journals were recognized for outstanding quality: Leader to Leader, the National Civic Review, and Natural Gas and Electricity each received a 2004 Apex Award of Excellence from Communications Concepts, while Human Resources Management received a 2004 Golden Page Award for general readability.

P/T's architecture/engineering and professional culinary/hospitality programs had a strong quarter. A bulk sale of a customized edition of our Guide to New York City Landmarks was made during the quarter. The guide will be distributed to every delegate and guest attending the Republican National Convention in New York. Piotrowski/Becoming an Interior Designer was named by the American Society of Interior Designers as this year's Polsky Prize winner. A multi-year contract to provide course plans and textbooks and develop curricula in hospitality management was signed with Axia College, a University of Phoenix sister school. This was a collaborative effort between Wiley's P/T and Higher Education businesses.

Throughout July, Wiley participated in a successful co-promotion with Travelocity. Ads for the campaign appeared in USA Today and The Wall Street Journal, among other publications and online sites. An agreement with MTV was signed during the quarter to publish an eight volume series of travel guides targeted to students and co-branded as MTV and Frommer's.

Guitar For Dummies, Forensics For Dummies, and nine pet-related titles were top performers in the quarter. Two video/DVDs that were produced with Razor & Tie, Golf For Dummies and Poker For Dummies, were released successfully and benefited from a television advertising campaign. PCs Para Dummies, 8th edition, received an award as the "Best Business Book for 2003" from the Latino Book and Family Festival.

Scientific, Technical And Medical (STM)
---------------------------------------

Wiley's U.S. STM business started the year on a strong note, with revenue in the first quarter up 11% over prior year. Journal revenue increased 12%, with new society journals and existing journals, contributing significantly to the year-on-year growth. The STM book program performed well, as reflected in a 9% revenue increase over prior year.

Direct contribution margin for the first quarter of fiscal year 2005 was 48.2% for the first quarter compared with 49.7% in the prior year quarter. Product mix, mainly due to the addition of new society journals and higher STM book sales, accounted for the change. Although STM book sales provide a healthy contribution margin, they are less than the contribution margin provided by most STM journals.

In addition to healthy license renewals, several new Enhanced Access Licenses to Wiley InterScience were signed by academic and corporate customers around the world. Customers continue to take advantage of Wiley InterScience's wide range of access options. During the quarter, the number of visits to Wiley InterScience increased by approximately 40% over prior year.

STM launched a number of major reference works in Wiley InterScience during the quarter, including the Encyclopedia of Statistical Sciences, Handbook of Plant Biotechnology, and Handbook of Statistical Genetics, Genomics, and Proteomics. In addition, journals were added to the Company's Biotechnology Backfile collection. Wiley and the American College of Rheumatology signed a long-term contract extension for the journal publications Arthritis and Rheumatism and Arthritis Care and Research.

The global STM book program performed very well during the first quarter. Product output was excellent; manuscript transmittals have been strong; global market conditions were relatively favorable; and online sales channels have fueled growth. Key titles that are contributing to these results include VanBelle/Biostatistics: A Methodology for the Health Sciences, second edition; Freeman/Telecommunications Systems Engineering, fourth edition; Proctor and Hughes/Chemical Hazards of the Workplace, fifth edition; Witcoff/Industrial Organic Chemicals, second edition; Grob/Modern Practice of Gas Chromatography, fourth edition; Basagni/Mobile Ad Hoc Networking; and Hancock/Dictionary of Bioinformatics and Computational Biology. Further, the publication of new volumes of major continuation titles, such as the Kirk-Othmer Encyclopedia of Chemical Technology and the Encyclopedia of Statistical Sciences, bolstered sales.

Higher Education
----------------

Revenue of Wiley's U.S. Higher Education business declined 5% during the first quarter. Softness in engineering, computer science, and business was partially offset by continued strength in the social sciences. Management believes some delayed ordering and tighter inventory controls by college bookstores, as well as increases in used book sales and the sharing of textbooks by students appear to have contributed to the disappointing results. Management also believes that some of these factors may have a positive effect on Higher Education sales returns later in the year. For the first semester, college bookstores purchase inventory in July and August, with reorders in the first half of September, followed by returns in October when the cycle is repeated for the second semester.

The decline in direct contribution to profit of $2.6 million was mainly due to lower revenue and higher composition costs.

Strong performances were recorded by titles such as Tortora/Anatomy and Physiology, tenth edition; Kieso/Intermediate Accounting, eleventh edition; Cutnell/Physics, sixth edition; deBlij/Regions; and Solomons/Organic Chemistry, eleventh edition.

The Company's online product, eGrade Plus, was launched for 30 new courses in the first quarter. eGrade Plus delivers integrated content that is organized around teaching and learning activities. Several pricing options are available to students. In addition to purchasing a textbook, the student receives online study guides and self-testing products, which provide immediate feedback to promote understanding of the subject and help the student succeed in the course. Professors who adopt eGrade Plus can customize the course content to fit their curriculum.

During the quarter, Wiley Higher Education and Rand McNally & Co. renewed and expanded an agreement for Wiley to be the exclusive distributor to the academic community of Rand McNally's Goode's World Atlas, 21st Edition. Wiley is also publishing and distributing new regional and course editions of Goode's Atlas, as well as the Goode's World Atlas Map Workbook.

Europe
------

Wiley Europe's first quarter revenue was up 18% over prior year, or 12% excluding foreign currency effects. Journal revenue was up across all markets. Book sales increased, especially through online sales channels. Of particular note were the strong sales of indigenous products from both the U.K. and Germany, as well as of imported U.S. Professional/Trade titles. The improvement in the first quarter direct contribution to profit of $3.3 million, or $2.7 million excluding foreign currency effects, was principally driven by higher revenue.

Corporate and special sales of Prechter/Conquer the Crash, Hasslacher/Diabetes and the Kidney, Concise Encyclopedia of Computer Science, and a customized version of Wi-Fi For Dummies contributed to the quarter's strength. An agreement was signed with Lilly to sponsor a series of newsletters based on Practical Diabetes International.

Wiley Europe's general interest and consumer publishing program continues to generate publicity. First quarter highlights include the serialization in national newspapers and magazines for Morrison/My Life Among the Serial Killers; Pound/Inside the Olympics; and Pescatore/The Hamptons Diet. Interior Angles, a new series in interior design, was launched during the quarter, as part of a revamped U.K. architecture list. The first title, Fashion Retail, was well received by the market.

During the quarter, Wiley-VCH successfully launched the new journal, Plasma, Processes, and Polymers and published a number of new major reference works.

Asia, Australia & Canada
------------------------

Wiley's revenue in Asia, Australia, and Canada was flat during the first quarter, or down 2% excluding foreign exchange. Growth was encouraging throughout most of Asia. However, sluggish results in Australia and Canada due to lower indegeneous sales offset this growth. The decline in direct contribution to profit was due to product mix resulting from lower indigenous sales.

Key Wiley Asia publications for the quarter included Lexus: The Relentless Pursuit by Business Week auto-correspondent Chester Dawson, as well as Structured Credit Products and Fixed Income Markets, both by Moorad Choudhry. The gradual economic recovery in Japan, combined with the development of a local market partnership with a major online bookseller, had a positive effect on results in Asia.

Sales of Wiley's Higher Education products in Canada were below expectations. Nonetheless, the market response to eGrade Plus, including a Canadian adaptation for Weygandt/Accounting Principles, third edition, was positive. Wiley Canada's indigenous titles did well during the quarter, in particular, Pound/Inside the Olympics, which picked up interest outside of Canada.

Wiley Australia's School division won Secondary Publisher of the Year, for the fifth consecutive year, at the seventh annual Awards for Excellence in Australian Educational Publishing. Recognizing overall excellence, the award was granted by a panel of judges that included booksellers, teachers, and publishers.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities for the first quarter of fiscal year 2005 improved $8.5 million principally due to lower pension contributions, reported as non-cash charges & other, and higher trade receivable collections, partially offset by higher annual incentive compensation payments related to fiscal year 2004 performance. The increase in accounts receivable over the prior year is primarily attributable to EAL licenses and foreign exchange. The increase in accounts receivable since April 30,2004 is due to the seasonality of the Higher Education business.

Investing activities used $22.5 million for the first quarter of fiscal year 2005 as compared to $19.5 million in the prior year period. Investing activities in the first quarter include $11.7 million for product development and $5.1 million for property, equipment and technology expenditures, the majority of which was for investments in technology. Estimated spending on product development and property, equipment and technology for the full fiscal year 2005 is projected to be approximately $70 million and $30 million, respectively. During the first quarter of fiscal year 2005, the Company acquired publishing rights to a controlled circulation journal, The Journal of Microscopy and Analysis.

The first quarter's financing activities include the continuation of the Company's stock repurchase program. During the quarter 312,400 shares were purchased at an average price of $31.32 per share. The Company increased its quarterly dividend to shareholders by 15% to $0.075 per share.

The Company believes its cash balances together with existing credit facilities are sufficient to meet its obligations. At July 31, 2004 the Company had $200 million of variable rate loans outstanding, which approximated fair value and $132 million available under its revolving credit facilities and other short-term lines of credit. The final payment on the variable rate term loan is due September 2006. The Company intends to utilize existing cash balances and the revolving credit facility to satisfy the payment.



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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Market Risk

The Company is exposed to market risk primarily related to interest rates, foreign exchange and customer credit risk. It is the Company's policy to monitor these exposures and to use derivative financial instruments and/or insurance contracts from time to time to reduce fluctuations in earnings and cash flows when it is deemed appropriate to do so. The Company does not use derivative financial investments for trading or speculative purposes. The Company did not hold any derivative financial instruments during the first quarter of fiscal year 2005.

Interest Rates

The Company did not use any derivative financial investments to manage this exposure. The weighted average interest rate as of July 31, 2004 was approximately 2.56%. A hypothetical 1% change in interest rates for the variable rate debt would affect annual net income and cash flow by approximately $1.2 million.

Foreign Exchange Rates

Under certain circumstances, the Company enters into derivative financial instruments in the form of forward contracts as a hedge against foreign currency fluctuation of specific transactions, including inter-company purchases.

Customer Credit Risk

The Company's business is not dependent upon a single customer; however, the industry has experienced a significant concentration in national, regional, and online bookstore chains in recent years. Although no one book customers accounted for more than 6% of total fiscal year 2004 consolidated revenue, the top ten book customers accounted for approximately 25% of total fiscal year 2004 consolidated revenue and approximately 50% of total gross trade accounts receivable at April 30, 2004. To mitigate its credit risk exposure, the Company obtains credit insurance where available and economically justifiable.

In the journal publishing business, subscriptions are primarily sourced through independent subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agents and are remitted to the journal publisher, including the Company, generally prior to the commencement of the subscriptions. Although at fiscal year-end the Company had minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents accounted for approximately 22% of total fiscal year 2004 consolidated revenue and no one agent accounted for more than 7% of total fiscal year 2004 consolidated revenue. Insurance for these accounts is not commercially feasible and/or available.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

           99.1 - 18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer

           99.2 - 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

     (b) The following reports on Form 8-K were furnished to the Securities and Exchange Commission since the filing of the Company's 10-K on July 12, 2004.

          i. Earnings release on the first quarter fiscal 2004 results issued on form 8-K dated August 31, 2004, which include the condensed financial statements of the Company.

          The following reports on Form 8-K were filed with the Securities and Exchange Commission since the filing of the Company's 10-K on July 12, 2004.

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

                               Dated:   September 9, 2004

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

                                              Dated:  September 9, 2004

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


                                   Dated:  September 9, 2004

                                                                Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


          In connection with the Quarterly Report of John Wiley & Sons, Inc. (the "Company") on Form 10-Q for the period ending July 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William J. Pesce, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

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

         Dated:  September 9, 2004

                                                                 Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 .S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


          In connection with the Quarterly Report of John Wiley & Sons, Inc. (the "Company") on Form 10-Q for the period ending July 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ellis E. Cousens, Executive Vice President and Chief Financial & Operations Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

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

         Dated:  September 9, 2004