Form 10-Q
period 2004-10-31
WILEY JOHN & SONS INC
filed 2004-12-09
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended October 31, 2004      Commission File No. 1-11507

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                          OF THE SECURITIES ACT OF 1934
                        For the transition period from to

                             JOHN WILEY & SONS, INC.
             (Exact name of Registrant as specified in its charter)

NEW YORK                                                  13-5593032
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

111 RIVER STREET, HOBOKEN, NJ                               07030
-------------------------------             ------------------------------------
(Address of principal executive offices)                  Zip Code

Registrant's telephone number, including area code              (201) 748-6000
                                                              ------------------

                                 NOT APPLICABLE
              ----------------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report

Indicate by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding of each of the Registrant's classes of common stock as of October 31, 2004 were:

                     Class A, par value $1.00 - 49,905,493
                     Class B, par value $1.00 - 11,213,164



                  This is the first page of a 27-page document

                             JOHN WILEY & SONS, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                     PAGE NO.
Item 1.    Financial Statements.

           Condensed Consolidated Statements of Financial Position - Unaudited
              as of October 31, 2004 and 2003, and April 30, 2004........................................3

           Condensed Consolidated Statements of Income - Unaudited
              for the Three and Six Months ended October 31, 2004 and 2003...............................4

           Condensed Consolidated Statements of Cash Flows - Unaudited
              for the Six Months ended October 31, 2004 and 2003.........................................5

           Notes to Unaudited Condensed Consolidated Financial Statements.............................6-12

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................................................13-19

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...................................20

Item 4.    Controls and Procedures......................................................................21

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.............................................................22

SIGNATURES AND CERTIFICATIONS........................................................................23-27

EXHIBITS

     99.1 - 18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer

     99.2 - 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer


                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)

                                                                                      (UNAUDITED)
                                                                                       October 31,                      April 30,
                                                                          ------------------------------------      ----------------
                                                                                2004                 2003                 2004
                                                                          ----------------     ---------------      ----------------
Assets
Current Assets
     Cash and cash equivalents                                          $       18,359               10,756       $      82,027
     Accounts receivable                                                       142,066              147,124             127,224
     Inventories                                                                77,672               84,049              83,789
     Deferred income tax benefits                                               18,041               27,482              18,113
     Prepaid and other                                                          11,638                9,047              12,853
                                                                          ----------------     ---------------      ----------------
          Total Current Assets                                                 267,776              278,458             324,006

Product Development Assets                                                      59,231               61,353              60,755
Property, Equipment and Technology                                             114,758              116,815             117,305
Intangible Assets                                                              280,736              279,697             276,440
Goodwill                                                                       195,354              194,114             194,893
Deferred Income Tax Benefits                                                    17,503               28,046              18,976
Other Assets                                                                    21,917               22,310              22,207
                                                                          ----------------     ---------------      ----------------
          Total Assets                                                  $      957,275              980,793       $   1,014,582
                                                                          ================     ===============      ================

Liabilities & Shareholders' Equity
Current Liabilities
     Current portion of long-term debt and notes payable                $         -                  60,000       $        -
     Accounts and royalties payable                                             71,056               91,080              68,338
     Deferred subscription revenue                                              50,103               42,665             127,224
     Accrued income taxes                                                       30,352               28,962              19,338
     Accrued pension liability                                                   5,348                6,733               4,559
     Deferred income taxes                                                       5,784                  -                 5,721
     Other accrued liabilities                                                  63,994               54,381              81,185
                                                                          ----------------     ---------------      ----------------
          Total Current Liabilities                                            226,637              283,821             306,365

Long-Term Debt                                                                 200,000              200,000             200,000
Accrued Pension Liability                                                       52,171               56,378              48,505
Other Long-Term Liabilities                                                     31,250               28,997              31,757
Deferred Income Taxes                                                           12,543               12,185              12,891

Shareholders' Equity
     Class A & Class B common stock                                             83,190               83,190              83,190
     Additional paid-in-capital                                                 52,399               41,652              45,887
     Retained earnings                                                         478,773              408,332             441,533
     Accumulated other comprehensive income                                      7,661                1,015               2,197
     Unearned deferred compensation                                             (3,199)              (1,997)             (2,134)
     Treasury stock                                                           (184,150)            (132,780)           (155,609)
                                                                          ----------------     ---------------      ----------------
         Total Shareholders' Equity                                            434,674              399,412             415,064
                                                                          ----------------     ---------------      ----------------
          Total Liabilities & Shareholders' Equity                      $      957,275              980,793       $   1,014,582
                                                                          ================     ===============      ================

The accompanying Notes are an integral part of the condensed consolidated financial statements.


                     JOHN WILEY & SONS, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                   (In thousands except per share information)


                                                                    Three Months                               Six Months
                                                                  Ended October 31,                        Ended October 31,
                                                        ------------------------------------       ---------------------------------
                                                              2004                 2003                   2004              2003
                                                        ----------------    ----------------       ----------------   --------------
Revenue                                              $       247,050              228,880        $       473,989            448,540

Costs and Expenses
    Cost of sales                                             85,247               78,182                160,476            150,291
    Operating and administrative expenses                    119,168              111,296                237,602            223,339
    Amortization of intangibles                                2,511                2,535                  5,010              4,865
                                                        ----------------    ----------------       ----------------   --------------
    Total Costs and Expenses                                 206,926              192,013                403,088            378,495
                                                        ----------------    ----------------       ----------------   --------------

Operating Income                                              40,124               36,867                 70,901             70,045

Interest Income and Other (net)                                  (56)                 720                    101                815
Interest Expense                                              (1,504)              (1,332)                (2,848)            (2,687)
                                                        ----------------    ----------------       -----------------  --------------
Net Interest Expense and Other                                (1,560)                (612)                (2,747)            (1,872)
                                                        ----------------    ----------------       -----------------  --------------

Income Before Taxes                                           38,564               36,255                 68,154             68,173
Provision For Income Taxes                                    12,105               10,607                 21,811             20,725
                                                        ----------------    ----------------       -----------------  --------------
Net Income                                           $        26,459               25,648        $        46,343             47,448
                                                        ================    ================       =================  ==============

Income Per Share
    Diluted                                          $          0.42                 0.41        $          0.74               0.75
    Basic                                            $          0.43                 0.41        $          0.76               0.77

Cash Dividends Per Share
    Class A Common                                   $          0.08                 0.07        $          0.15               0.13
    Class B Common                                   $          0.08                 0.07        $          0.15               0.13

Average Shares
    Diluted                                                   62,548               63,176                 62,731             63,091
    Basic                                                     61,054               61,891                 61,240             61,788

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED
                                 (In thousands)

                                                                                     For The Six Months
                                                                                      Ended October 31,
                                                                             -----------------------------------
                                                                                    2004              2003
                                                                             ------------------ ----------------
Operating Activities
--------------------
Net income                                                               $         46,343           47,448
Adjustments to reconcile net income to cash provided
by (used for) operating activities
  Amortization of intangibles                                                       5,010            4,865
  Amortization of composition costs                                                16,569           15,254
  Depreciation of property and equipment                                           15,123           13,720
  Non-cash charges & other                                                         28,850           25,030
  Change in deferred subscription revenue                                         (77,965)         (77,444)
  Net change in operating assets and liabilities                                  (14,151)         (29,404)
                                                                             ------------------ ----------------
  Cash Provided by (Used for) Operating Activities                                 19,779             (531)
                                                                             ------------------ ----------------

Investing Activities
--------------------
  Additions to product development assets                                         (28,255)         (26,305)
  Additions to property and equipment                                             (10,984)         (13,140)
  Acquisition of publishing assets                                                 (7,662)          (1,904)
                                                                             ------------------ ----------------
  Cash Used for Investing Activities                                              (46,901)         (41,349)
                                                                             ------------------ ----------------

Financing Activities
--------------------
  Borrowings of short-term debt                                                         -           60,000
  Repayment of long-term debt                                                           -          (35,000)
  Purchase of treasury stock                                                      (30,657)          (2,486)
  Cash dividends                                                                   (9,103)          (8,079)
  Proceeds from exercise of stock options                                           2,853            3,287
                                                                             ------------------ ----------------
  Cash (Used for) Provided By Financing Activities                                (36,907)          17,722
                                                                             ------------------ ----------------
Effects of Exchange Rate Changes on Cash                                              361            1,673
                                                                             ------------------ ----------------

Cash and Cash Equivalents
  Decrease for Period                                                             (63,668)         (22,485)
  Balance at Beginning of Period                                                   82,027           33,241
                                                                             ------------------ ----------------
  Balance at End of Period                                               $         18,359           10,756
                                                                             ================== ================

Supplemental Information
  Businesses/Rights Acquired:
    Fair value of assets acquired                                        $          7,662            1,904
    Liabilities assumed                                                                 -                -
                                                                             ------------------ ----------------
  Cash Paid for Businesses Acquired                                      $          7,662            1,904
                                                                             ================== ================

Cash Paid During the Period for:
  Interest                                                               $          2,367            2,462
  Income taxes - Net                                                     $          6,351            3,485

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of John Wiley & Sons, Inc., and Subsidiaries (the "Company") as of October 31, 2004 and 2003, the results of operations for the three month and six month periods ended October 31, 2004 and 2003, and cash flows for the six month periods ended October 31, 2004 and 2003. The results for the three months and six months ended
     October 31, 2004 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 2004.

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

     Pro forma information under SFAS No. 123 and SFAS No. 148
     ---------------------------------------------------------

     The per share value of options granted in connection with the Company's stock option plans during the following periods are estimated using the Black Scholes option pricing model with the following weighted average assumptions:

                                                For the Three and Six Months
                                                      Ending October 31,
                                                 -------------------------------
                                                      2004             2003
                                                 -------------     -------------
     Expected life of options (years)                 8.1               8.1
     Risk-free interest rate                          4.5%              2.9%
     Volatility                                      23.8%             30.7%
     Dividend yield                                   0.9%              1.0%
     Fair value                                     $11.00             $8.97

     For purposes of the following pro forma disclosure, the fair value of the awards was estimated at the date of grant using the Black Scholes option-pricing model and amortized to expense over the options vesting periods.

                                                                   For the Three Months                For the Six Months
                                                                     Ending October 31,                 Ending October 31,
                                                                -----------------------------     -----------------------------
     (in thousands except per share amount)                         2004             2003             2004             2003
                                                                ------------     ------------     ------------     ------------
     Net income as reported                                        $26,459          $25,648          $46,343          $47,448
     Stock-based compensation, net of tax, included in
     the determination of net income as reported -

        Restricted stock plans                                         775              429            1,519              950

        Director stock plan                                             15              (13)              29               15

     Stock-based compensation costs, net of tax, that would
     have been included in the determination of net income
     had the fair value-based method been applied                   (2,143)          (1,537)          (4,255)          (3,218)
                                                                ------------     ------------      ------------    -------------
     Pro forma net income                                          $25,106          $24,527          $43,636          $45,195
                                                                ============     ============      ============    =============

     Reported earnings per share

        Diluted                                                     $0.42            $0.41            $0.74            $0.75

        Basic                                                       $0.43            $0.41            $0.76            $0.77

     Pro forma earnings per share

        Diluted                                                     $0.40            $0.39            $0.70            $0.72

        Basic                                                       $0.41            $0.40            $0.71            $0.73

2.   Comprehensive Income
     --------------------

     Comprehensive income was as follows (in thousands):

                                                                    For the Three Months               For the Six Months
                                                                      Ending October 31,                Ending October 31,
                                                                -----------------------------     -----------------------------
                                                                    2004             2003             2004             2003
                                                                ------------     ------------     ------------     ------------
     Net income                                                   $26,459          $25,648           $46,343          $47,448
     Change in other comprehensive income (loss), net of taxes:

     Derivative cash flow hedges                                        -             (248)                -             (277)

     Foreign currency translation adjustment                        2,050            6,608             5,464            8,463
                                                                ------------     ------------     ------------     ------------
     Comprehensive income                                         $28,509          $32,008           $51,807          $55,634
                                                                ============     ============     ============     ============

     A reconciliation of accumulated other comprehensive gain (loss) follows (in thousands):

                                                                            Three Months Ended October 31, 2004
                                                                   ---------------------------------------------------
                                                                     Beginning         Change for           Ending
                                                                      Balance            Period             Balance
                                                                   -------------      -------------      -------------
     Foreign currency translation adjustment                          $21,537             2,050              23,587
     Minimum pension liability, net of tax                            (15,926)                -             (15,926)
                                                                   -------------      -------------      -------------
     Total                                                             $5,611             2,050               7,661
                                                                   =============      =============      =============

                                                                               Six Months Ended October 31, 2004
                                                                   ---------------------------------------------------
                                                                     Beginning         Change for           Ending
                                                                      Balance            Period             Balance
                                                                   -------------      -------------      -------------
     Foreign currency translation adjustment                          $18,123             5,464              23,587
     Minimum pension liability, net of tax                            (15,926)                -             (15,926)
                                                                   -------------      -------------      -------------
     Total                                                             $2,197             5,464               7,661
                                                                   =============      =============      =============

3.   Weighted Average Shares for Earning Per Share
     ---------------------------------------------

     A reconciliation of the shares used in the computation of income per share follows (in thousands):

                                                                    For the Three Months                 For the Six Months
                                                                      Ending October 31,                  Ending October 31,
                                                                ------------------------------      ------------------------------
                                                                    2004              2003              2004              2003
                                                                -------------     ------------      -------------     ------------
     Weighted average shares outstanding                           61,359            62,176            61,518            62,033
     Less:  Unearned deferred compensation shares                    (305)             (285)             (278)             (245)
                                                                -------------     ------------      -------------     ------------
     Shares used for basic income per share                        61,054            61,891            61,240            61,788
     Dilutive effect of stock options and other stock awards        1,494             1,285             1,491             1,303
                                                                -------------     ------------      -------------     ------------
     Shares used for diluted income per share                      62,548            63,176            62,731            63,091
                                                                =============     ============      =============     ============

4.   Inventories
     -----------

     Inventories were as follows (in thousands):

                                                                                                            As of
                                                                      As of October 31,                    April 30,
                                                             ------------------------------------      ---------------
                                                                  2004                 2003                  2004
                                                             ---------------      ---------------      ---------------
          Finished goods                                         $68,443              $76,138              $74,310
          Work-in-process                                          5,975                5,995                7,582
          Paper, cloth and other                                   5,954                5,671                4,397
                                                             ---------------      ---------------      ---------------
                                                                  80,372               87,804               86,289
          LIFO reserve                                            (2,700)              (3,755)              (2,500)
                                                             ---------------      ---------------      ---------------
          Total inventories                                      $77,672              $84,049              $83,789
                                                             ===============      ===============      ===============

5.   Acquisitions
     ------------

     In the first quarter of fiscal year 2005, the Company acquired the Journal of Microscopy and Analysis, a controlled circulation journal, for approximately $5.4 million, which is recorded as acquired publication rights.

     In the first quarter of fiscal year 2004, the Company made two additional payments aggregating $1.0 million to complete prior year acquisitions. In the second quarter, the Company purchased higher education titles from Leyh Publishing and extended the publishing rights for two STM journals for a total of $0.9 million.

6.   Recent Accounting Standards
     ---------------------------

     In July 2000 the Emerging Issues Task Force (EITF) issued EITF No. 00-21, "Accounting for Revenue Relationships with Multiple Deliverables." The EITF was effective for fiscal years beginning after June 15, 2003. The adoption of EITF No. 00-21 in the current fiscal year did not have a material impact on the Company's consolidated financial statements.

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

                                                                            Three Months Ended October 31,
                                                    --------------------------------------------------------------------------------
                                                                    2004                                      2003
                                                    --------------------------------------    --------------------------------------
                                                                                       (thousands)
                                                                    Inter-                                    Inter-
                                                     External      segment                     External      segment
                                                     Customers      Sales        Total         Customers      Sales        Total
                                                    ------------ ------------ ------------    ------------ ------------ ------------
     Revenue
     -------
     U.S. segments:
         Professional/Trade                            $79,780       9,309       89,089          $77,238       9,293       86,531
         Scientific, Technical, and Medical             44,839       1,857       46,696           40,937       1,757       42,694
         Higher Education                               31,672       9,003       40,675           29,586       8,088       37,674
     European segment                                   63,772       3,953       67,725           56,310       3,708       60,018
     Asia, Australia & Canada                           26,987         (55)      26,932           24,809         268       25,077
     Eliminations                                           -      (24,067)     (24,067)               -     (23,114)     (23,114)
                                                    ------------ ------------ ------------    ------------ ------------ ------------
     Total revenue                                    $247,050           -      247,050         $228,880          -       228,880
                                                    ------------ ------------ ------------    ------------ ------------ ------------
     Direct Contribution to Profit
     -----------------------------
     U.S. segments:
         Professional/Trade                                                     $26,155                                   $25,382
         Scientific, Technical, and Medical                                      21,397                                    20,503
         Higher Education                                                        12,392                                     9,935
     European segment                                                            21,814                                    19,230
     Asia, Australia & Canada                                                     5,813                                     5,480
                                                                              ------------                              ------------
     Total direct contribution to profit                                         87,571                                    80,530

     Shared services and administrative costs
     ----------------------------------------
         Distribution                                                           (12,019)                                  (11,591)
         Information technology                                                 (12,963)                                  (12,428)
         Finance                                                                 (7,901)                                   (7,189)
         Other administration                                                   (14,564)                                  (12,455)
                                                                              ------------                              ------------
     Total shared services and administration costs                             (47,447)                                  (43,663)
                                                                              ------------                              ------------
     Operating income                                                            40,124                                    36,867
     Interest expense and other  - net                                           (1,560)                                     (612)
                                                                              ------------                              ------------
     Income before taxes                                                        $38,564                                   $36,255
                                                                              ============                              ============

                                                                            Six Months Ended October 31,
                                                  ----------------------------------------------------------------------------------
                                                                    2004                                       2003
                                                  --------------------------------------    ----------------------------------------
                                                                                     (thousands)
                                                                   Inter-                                    Inter-
                                                   External       segment                    External       segment
                                                   Customers       Sales        Total        Customers       Sales          Total
                                                  ------------ ------------ ------------    ------------  ------------  ------------
     Revenue
     -------
     U.S. segments:
         Professional/Trade                         $148,111      16,886       164,997        $146,688        15,987       162,675
         Scientific, Technical, and Medical           89,305       3,597        92,902          81,051         3,350        84,401
         Higher Education                             69,140      17,010        86,150          69,719        15,723        85,442
     European segment                                117,903       9,345       127,248         103,174         7,427       110,601
     Asia, Australia & Canada                         49,530         868        50,398          47,908           565        48,473
     Eliminations                                          -     (47,706)      (47,706)              -       (43,052)      (43,052)
                                                  ------------ ------------ ------------    ------------  ------------  ------------
     Total revenue                                  $473,989           -       473,989        $448,540             -       448,540
                                                  ------------ ------------ ------------    ------------  ------------  ------------
     Direct Contribution to Profit
     -----------------------------
     U.S. segments:
         Professional/Trade                                                    $41,706                                     $43,570
         Scientific, Technical, and Medical                                     43,666                                      41,219
         Higher Education                                                       28,443                                      28,619
     European segment                                                           40,508                                      34,652
     Asia, Australia & Canada                                                    9,004                                       9,623
                                                                            ------------                                ------------
     Total direct contribution to profit                                       163,327                                     157,683

     Shared services and administrative costs
     ----------------------------------------
         Distribution                                                          (23,758)                                    (22,852)
         Information technology                                                (25,232)                                    (24,229)
         Finance                                                               (15,240)                                    (14,240)
         Other administration                                                  (28,196)                                    (26,317)
                                                                            ------------                                ------------
     Total shared services and administration costs                            (92,426)                                    (87,638)
     Unusual item - relocation expenses                                              -                                           -
                                                                            ------------                                ------------
     Operating income                                                           70,901                                      70,045
     Interest expense and other  - net                                          (2,747)                                     (1,872)
                                                                            ------------                                ------------
     Income before taxes                                                       $68,154                                     $68,173
                                                                            ============                                ============

8.   Intangible Assets
     -----------------

     Intangible Assets consist of the following (in thousands):

                                                                                                              As of
                                                                           As of October 31,                April 30,
                                                                  ---------------------------------      --------------
                                                                       2004               2003                2004
                                                                  --------------     --------------      --------------
      Intangible assets not subject to amortization
          Branded trade marks                                         $57,900             57,900              $57,900
          Acquired publication rights                                 119,579            116,450              116,584
                                                                  --------------     --------------      ---------------
      Total intangible assets not subject to amortization             177,479            174,350              174,484
                                                                  --------------     --------------      ---------------


      Net, intangible assets subject to amortization,                 103,257            105,347              101,956
          principally acquired publication rights
                                                                  --------------     --------------      ---------------
      Total                                                          $280,736            279,697             $276,440
                                                                  ==============     ==============      ===============

9.   Derivative Financial Instruments
     --------------------------------

     Under certain circumstances, the Company may enter into derivative financial instruments to hedge against foreign currency fluctuation on specific transactions or interest rate volatility. The Company does not use derivative financial instruments for trading or speculative purposes. The Company did not hold any derivative financial instruments during the first half of fiscal year 2005.

10.  Retirement Plans
     ----------------

     The components of net pension expense for the defined benefit plans were as follows:

                                                                  For the Three Months Ending        For the Six Months Ending
                                                                           October 31,                      October 31,
                                                                 -----------------------------     -----------------------------
     (Dollars in thousands)                                          2004             2003             2004             2003
                                                                 ------------     ------------     ------------     ------------
     Service Cost                                                   $1,843            1,970           $3,990            3,491
     Interest Cost                                                   2,720            2,271            5,373            4,445
     Expected Return of Plan Assets                                 (2,266)          (1,595)          (4,534)          (3,114)
     Net Amortization of Prior Service Cost                            138              152              292              305
     Net Amortization of Unrecognized Transition Asset                  (7)              (8)             (13)             (16)
     Recognized Net Actuarial Loss                                     481              476              938              903
                                                                 ------------     ------------     ------------     ------------
     Net Pension Expense                                            $2,909            3,266           $6,046            6,014
                                                                 ============     ============     ============     ============

     As of October 31, 2004, no contributions have been made to the domestic defined benefit plans for fiscal year 2005. The Company does not anticipate making any contributions to its domestic defined benefit pension plan in fiscal year 2005 as, currently, none is statutorily required. However, from time to time, the Company may elect to voluntarily contribute to the plan to improve its funded status.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS -


SECOND QUARTER ENDED OCTOBER 31, 2004


Revenue for the second quarter increased 8% to $247.1 million from $228.9 million in the prior year driven primarily by continued strength in Scientific, Technical and Medical business, improved return rates in Higher Education and Professional/Trade in the U.S. and foreign exchange translation benefits. Excluding foreign currency gains, revenue for the quarter increased 6%. Earnings per diluted share increased to $0.42 from $0.41 in the prior year's second quarter as higher operating earnings were partially offset by higher income taxes.

Gross profit as a percentage of revenue was 65.5% during the quarter as compared to 65.8% in the prior year's quarter. The majority of the decline was a result of additional expenses associated with new society STM journals and was partially offset by a favorable shift in overall product mix.

Operating and administrative expenses for the second quarter increased 7%, or 5% excluding foreign currency effects, primarily due to shared services and administrative costs. The change in interest and other (net) was due to a gain on the sale of a former office facility in Germany in the prior year. Second quarter operating income of $40.1 million increased 9% from $36.9 million in the same period of the prior year, or 7% excluding foreign currency effects.

The Company's effective tax rate for the second quarter of fiscal year 2005 and 2004 was 31.4% and 29.3%, respectively. The higher tax rate reflects a reduction of certain foreign and U.S. tax deductions.



SEGMENT RESULTS

Professional/Trade (P/T)
------------------------

Wiley's U.S. P/T revenue for the second quarter advanced 3% from the prior year due to improved sales return experience. In addition, improvements in business, architecture, professional culinary, psychology and education programs were partly offset by lower revenue from consumer titles. Journals and revenue generated through brand licensing and website advertising also improved in the quarter. The second quarter direct contribution margin of 29.4% was essentially on par with the prior year's quarter as product mix was offset by higher inventory provisions.

Several P/T titles received considerable attention from the media and customers, including Tisch/The Power of We: Succeeding Through Partnerships; Winget/Shut Up, Stop Whining and Get a Life; Obeidi and Pitzer/The Bomb in My Garden; and Wirthlin/The Greatest Communicator. Five Wiley titles were featured on major bestseller lists, The Power of We; Shut Up, Stop Whining, and Get a Life; Five Dysfunctions of a Team; Mentored by a Millionaire; and Investing For Dummies.

Second quarter  highlights  also included the  publication of MaGee/Ford  Tough:
Bill Ford and the Battle to Rebuild America's Automaker; Hagstrom/The Warren Buffett Way; Taguchi, Chowdhury and Wu/Taguchi's Quality Engineering; Palmer/The Hidden Wholeness; and The American Medical Association Family Medical Guide. The second editions of three best-selling Windows XP For Dummies titles were published during the quarter, tied to Microsoft's launch of the Windows XP Service Pack 2.

During the quarter, Wiley signed a licensing deal with Acadient for the creation of a CPA exam review online course that is expected to go live in January 2005. The Company also reached an agreement to be Agora Publishing's financial book publisher. Agora is a premier financial newsletter publisher, whose publications reach more than one million readers around the world.

Wiley entered into a brand licensing agreement with American Media Inc. (AMI) to publish For Dummies-branded micro magazines that will be sold at cash register display racks at key mass merchandisers, drug and grocery chain outlets in North America. The first four titles of the series, which were published during the quarter, are: Organizing For Dummies, Home Decorating For Dummies, Kitchen Remodeling For Dummies and Bathroom Remodeling For Dummies.

Scientific, Technical And Medical (STM)
---------------------------------------

Wiley's U.S. STM business continued to exhibit strength with revenue up over prior year by 9% for the quarter. Journal performance was strong, with new society publications contributing significantly to the growth. Direct contribution margin for the second quarter of fiscal year 2005 declined 2.2% points to 45.8% principally due to additional expenses associated with new society publications and product mix.

Globally, STM revenue increased approximately 11% for the second quarter reflecting robust journal and book sales.

In addition to strong renewals, new Wiley InterScience licenses were signed by the Chinese Academy of Sciences, University of Western Australia, Fraunhofer Gesellschaft, Saxony Consortium and The Scripps Research Institute. Customers continue to take advantage of Wiley InterScience's wide range of access options, as reflected in the continuing growth in usage. Full-text accesses of Wiley InterScience journal content was up 25% year-on-year for the six months, driven by our ongoing program to enhance the discoverability of our content, including our participation in CrossRef Search, in collaboration with Google.

During the quarter, STM launched in Wiley InterScience the NeuroScience Backfile Collection and SpecInfo, a spectral database previously available only on CD-ROM. Several major reference works were also made available to customers through Wiley's online service.

Wiley and the Movement Disorders Society signed a long-term contract extension for the publication of its journal, Movement Disorders. During the quarter, the Company also reached an agreement with the Society for Hospital Medicine to publish its newsletter as a controlled-circulation, advertising-supported publication and to launch its new flagship journal, which is targeted to the large and growing market of hospital-based medical practitioners.

Higher Education
----------------

Revenue of Wiley's U.S. Higher Education business increased 8% during the second quarter. The revenue increase reflects the combined effect of improved sales return experience and growth in the Social Science and Science programs. Market conditions continue to be difficult due to student concerns regarding the price/value of textbooks and related materials. The direct contribution to profit improved approximately $2.5 million mainly due to improved sales returns and operating cost savings.

Wiley's innovative online product, eGrade Plus, was launched successfully this summer. Currently available with 32 major frontlist textbooks through several pricing options, eGrade Plus provides the student with a print and/or online textbook, as well as online study guides and self-testing products, which provide immediate feedback to help the student succeed in the course. Professors who adopt eGrade-Plus can customize the course content to fit their specific curriculum.

With 50,000 units sold and as many as 15,000 students accessing eGrade Plus at any given time, Wiley has delivered uninterrupted service this fall. In addition, more than half of the instructors using eGrade Plus attended peer-to-peer training sessions led by Wiley's Faculty Resource Network. Students and faculty have access to Wiley's extensive technical support resources for the product. Feedback has been positive in the States and abroad.

Europe
------

Second quarter revenue for Wiley's European operations was up 13% over prior year to $67.7 million, or 6% excluding foreign currency effects. Direct contribution margin for the second quarter was 32.6% as compared to 32.0% in the second quarter of the prior year, excluding foreign exchange effects.

Continuing the positive trends of the first quarter, journal and book revenues were up. Indigenous products from both the U.K. and Germany were robust, as were imported U.S. P/T titles. Sales of The Cochrane Collection, which is now available through Wiley InterScience, were strong throughout Europe.

Several agreements were created or extended during the quarter. The Cochrane Collaboration selected Wiley as the publisher of a series of books in evidence-based medicine. The Society of Chemical Industry extended its agreement with Wiley to publish its four primary journals.

Wiley-VCH formed an alliance with the Shanghai Institute of Organic Chemistry, a part of the Chinese Academy of Sciences, to publish the Chinese Journal of Chemistry, the Institute's flagship journal. The journal, which was founded in 1983, is published in English 12 times a year and covers all fields of chemistry, including physical, organic, inorganic and analytical, primarily through original research papers.

Wiley Europe's general  interest and consumer  publishing  program  continued to generate interest, publicity and sales. Five months after publication, Barrow/Starting a Business For Dummies, became the best-selling small business title in the U.K. A psychology title, Iwaniec/Failure to Thrive, was awarded a commendation at the British Medical Association book awards.

A noteworthy development during the quarter was the U.K. government's response to the House of Commons Science and Technology Committee report, which was clearly influenced by publishers' concerns regarding open access to journals and author-pay business models. The government dismissed most of the Committee's recommendations, reinforcing the view of publishers' that science is best served by a competitive market-driven approach.

Asia, Australia & Canada
------------------------

Wiley's revenue in Asia, Australia and Canada was up 7% during the second quarter, or 3% excluding foreign currency effects. Asia contributed to the majority of the improvement reflecting growth in all of Wiley businesses with strong results in India, the Philippines, Thailand, Indonesia and Japan.

Second quarter results were slightly lower than expected in Australia, primarily because of delayed ordering for the school market. Wiley Canada's performance during the second quarter was mixed with Higher Education falling short of prior year, while P/T delivered solid results.

eGrade Plus was rolled out internationally, driving sales in Australia and Canada by helping to win new adoptions, as well as maintaining existing business. eGrade Plus is now being used at Tongji University in China.

The Australian Campus Booksellers Association and the Australian Publishers Association have named Wiley Australia as "Tertiary Publisher of the Year" and "Secondary Publisher of the Year," respectively. Wiley has won these awards consistently over the last five years.

Shared Services and Administrative Costs
----------------------------------------

Shared services and administrative costs increased 9% to $47.4 million or 7% excluding the impact of foreign exchange mainly due to higher employment related costs, as planned, and costs associated with Sarbanes Oxley legislation compliance.

SIX MONTHS ENDED OCTOBER 31, 2004


Revenue for the first half of fiscal year 2005 increased 6%, or 4% excluding foreign currency translation gains. The improvement was driven by worldwide growth in STM journals and books and P/T results in both the U.K. and U.S. Net income for the six-month period of fiscal year 2005 and 2004 were $46.3 million and $47.4 million, respectively. Earnings per diluted share declined slightly from $0.75 to $0.74 mainly due to a higher effective tax rate.

Gross profit as a percentage of revenue for the six-month period was 66.1% as compared to 66.5% in the prior year's period reflecting the higher cost of new society STM journals and overall product mix.

Operating and administrative expenses increased 6% over last year's period, or 5% excluding foreign currency effects. The increase was primarily due to employment related costs, as planned, higher depreciation on technology investment associated with the transition of certain aspects of the business from print to electronic delivery and costs associated with Sarbanes Oxley legislation compliance. Operating income for the six-month period of $70.9 million was up slightly from prior year. The change in interest and other (net) was due to a gain on the sale of a former office facility in Germany in the prior year.

The Company's effective income tax rate increased by 1.6% points to 32.0% mainly due to a reduction of certain U.S. and foreign tax deductions.



SEGMENT RESULTS

Professional/Trade (P/T)
------------------------

U.S. P/T revenue for the first half of fiscal year 2005 was $165.0 million compared to $162.7 million in the prior year. Growth in architecture and education programs, journal revenue, brand licensing and website advertising were partially offset by lower sales of technology and consumer titles. The contribution margin in the first half of fiscal year 2005 was 25.3% compared to 26.8% in the prior year mainly due to higher inventory provisions and higher editorial and production costs, as planned.

Scientific, Technical And Medical (STM)
---------------------------------------

U.S. STM revenue for the first half of fiscal year 2005 increased 10% to $92.9 million. Journal performance was strong, up approximately 13% over prior year with new society journals contributing significantly to the growth. STM books also contributed to the growth with year-to-date revenues up approximately 6% over prior year. The contribution margin was 47.0% for the first half of fiscal year 2005 compared to 48.8% in the prior year reflecting additional expenses associated with new society journals. Globally, STM revenue for the first half of fiscal year 2005 increased approximately 11% over the prior year period.

Higher Education
----------------

U.S. Higher Education revenue for the first half of fiscal year 2005 was $86.2 million compared to $85.4 million in the prior year. Improved sales return experience and growth in Social Sciences and Science programs were partially offset by shortfalls in Engineering, Math, Computer Science, Business and Accounting. While revenue improved slightly for the year, market conditions continue to be difficult due to student concerns regarding the price/value of college textbooks and related materials. The contribution margin decreased 0.5% points to 33.0% reflecting higher composition costs partially offset by product mix and cost contingency savings.

Europe
------

European revenue of $127.2 million in the first six-months of fiscal year 2005 increased 15% over the prior year, or 9% excluding foreign exchange effects. STM journal and book sales in Europe accounted for the majority of the improvement, continuing the positive trend of the first quarter. New society journals continue to contribute to journal performance. Sales of indigenous and imported P/T titles in the UK also contributed to the favorable results. For the first six-months of fiscal year 2005, the contribution margin excluding foreign exchange improved 0.8% points to 32.2% reflecting higher journal revenues and cost savings.

Asia, Australia & Canada
------------------------

Asia, Australia and Canada revenue increased 4% to $50.4 million for the six-months of fiscal year 2005, but was flat excluding foreign currency effects. Direct contribution to profit, excluding foreign exchange effects, declined 3.1% points to 16.8% principally due to product mix in Asia and Australia.



LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities for the first half of fiscal year 2005 improved $20.3 million versus the same period last year due to improved U.S. receivable collections and effective inventory management, partly offset by the higher author royalty payments and the timing of vendor payments. In addition, higher annual incentive compensation payments related to fiscal year 2004 performance were offset by lower pension contributions.

Investing activities used $46.9 million for the first half of fiscal year 2005 as compared to $41.3 million in the prior year period. Investing activities in the current six-month period include $28.3 million for product development and $11.0 million for property, equipment and technology expenditures, the majority of which was for investments in technology. Estimated spending on product development and property, equipment and technology for the full fiscal year 2005 is projected to be approximately $65 million and $30 million, respectively. During the first half of fiscal year 2005, the Company acquired publishing rights to a controlled circulation journal, The Journal of Microscopy and Analysis.

Current year financing activities include the continuation of the Company's stock repurchase program. During the second quarter and six-month periods ending October 31, 2004, the Company purchased 646,800 and 959,200 common shares of its capital stock at an average price of $32.27 and $31.96 per share, respectively.

Under the current stock repurchase program, the Company has remaining authorization to purchase up to 2.8 million shares of its Class A common stock. The Company paid dividends to shareholders consistent with the prior year of $0.15 per share. The Company was able to execute the stock repurchases, dividend payments and the capital investments without any additional drawings on the revolving credit facility. During the same period last year the Company had net borrowings $25 million.

The Company believes its cash balances together with existing credit facilities are sufficient to meet its obligations. At October 31, 2004 the Company had $200 million of variable rate loans outstanding, which approximated fair value and $132 million available under its revolving credit facilities and other short-term lines of credit. The final payment on the variable rate term loan is due September 2006. The Company intends to utilize cash in excess of operating requirements, in conjunction with a possible refinancing of all or a portion of the existing term loan and revolving credit facility, to repay outstanding principal upon their maturity.



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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is exposed to market risk primarily related to interest rates, foreign exchange and customer credit risk. It is the Company's policy to monitor these exposures and to use derivative financial instruments and/or insurance contracts from time to time to reduce fluctuations in earnings and cash flows when it is deemed appropriate to do so. The Company does not use derivative financial investments for trading or speculative purposes. The Company did not hold any derivative financial instruments during the first half of fiscal year 2005.

Interest Rates

The Company did not use any derivative financial investments to manage this exposure. The weighted average interest rate as of October 31, 2004 was approximately 2.56%. A hypothetical 1% change in interest rates for the variable rate debt would affect annual net income and cash flow by approximately $1.2 million.

Foreign Exchange Rates

Under certain circumstances, the Company enters into derivative financial instruments in the form of forward contracts as a hedge against foreign currency fluctuation of specific transactions, including inter-company purchases.

Customer Credit Risk

The Company's business is not dependent upon a single customer; however, the industry has experienced a significant concentration in national, regional, and online bookstore chains in recent years. Although no one book customer accounted for more than 6% of total fiscal year 2004 consolidated revenue, the top ten book customers accounted for approximately 25% of total fiscal year 2004 consolidated revenue and approximately 50% of total gross trade accounts receivable at April 30, 2004.

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



PART II - OTHER INFORMATION


ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the annual meeting of shareholders of the Company on September 15, 2004. All significant contracts were filed with the Securities and Exchange Commission as exhibits to the Company's Shareholder Proxy Statement on August 5, 2004.

Election of Directors
---------------------

Ten directors as indicated in the proxy Statement were elected to the Board, three of whom were elected by the holders of Class A Common Stock, and seven by the holders of Class B Common Stock.


Proposal to Ratify the Appointment of KPMG LLP as
Independent Public Accountants for the Year Ending April 30, 2005.
------------------------------------------------------------------

         The proposal was ratified as follows:
         Votes For              13,733,842
         Votes Against              40,044
         Abstentions                 7,477


Proposal to Approve the 2004 Key Employee Stock Plan.
-----------------------------------------------------

         The proposal was adopted as follows:
         Votes For              11,406,008
         Votes Against             774,068
         Abstentions                 9,960
         Non-Votes               1,591,327

Proposal to Approve the 2004 Executive Annual Incentive Plan.
-------------------------------------------------------------

         The proposal was adopted as follows:
         Votes For              12,499,172
         Votes Against             107,893
         Abstentions                14,322
         Non-Votes               1,159,975


Proposal to Approve the Directors Stock Plan.
---------------------------------------------

         The proposal was adopted as follows:
         Votes For              12,030,955
         Votes Against             148,553
         Abstentions                10,527
         Non-Votes               1,591,328


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          99.1 - 18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer

          99.2 - 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

     (b) The following reports on Form 8-K were furnished to the Securities and Exchange Commission since the filing of the Company's 10-K on June 17, 2004.

          i. Earnings release on the first quarter fiscal 2005 results issued on form 8-K dated September 1, 2004, which include the condensed financial statements of the Company.

          ii. Earnings release on the second quarter fiscal 2005 results issued on form 8-K dated December 1, 2004, which include the condensed financial statements of the Company.

          The following reports on Form 8-K were filed with the Securities and Exchange Commission since the filing of the Company's 10-K on June 17, 2004.

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




                                  Dated:   December 09, 2004

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

                                             Dated:  December 09, 2004

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

                                            Dated:  December 09, 2004

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of John Wiley & Sons, Inc. (the "Company") on Form 10-Q for the period ending October 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William
J. Pesce, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (as amended), as applicable; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



 /s/William J. Pesce
-----------------------
William J. Pesce
President and
Chief Executive Officer

Dated: December 09, 2004

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 .S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of John Wiley & Sons, Inc. (the "Company") on Form 10-Q for the period ending October 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ellis
E. Cousens, Executive Vice President and Chief Financial & Operations Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (as amended), as applicable; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



 /s/Ellis E. Cousens
---------------------
Ellis E. Cousens
Executive Vice President and
Chief Financial & Operations Officer

Dated: December 09, 2004