Form 10-Q
period 2005-01-31
WILEY JOHN & SONS INC
filed 2005-03-10
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended January 31, 2005      Commission File No. 1-11507

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                          OF THE SECURITIES ACT OF 1934
                        For the transition period from to

                             JOHN WILEY & SONS, INC.
             (Exact name of Registrant as specified in its charter)

NEW YORK                                    13-5593032
----------------------------------------    ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

111 RIVER STREET, HOBOKEN, NJ               07030
----------------------------------------    ------------------------------------
(Address of principal executive offices)    Zip Code

Registrant's telephone number, including area code    (201) 748-6000
                                                      --------------------------

                                 NOT APPLICABLE
              ----------------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report

Indicate by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding of each of the Registrant's classes of common stock as of February 28, 2005 were:

                      Class A, par value $1.00 - 48,742,552
                      Class B, par value $1.00 - 10,957,264



                  This is the first page of a 29-page document

                             JOHN WILEY & SONS, INC.

                                      INDEX





PART I - FINANCIAL INFORMATION                                                                                              PAGE NO.
Item 1.    Financial Statements.

           Condensed Consolidated Statements of Financial Position - Unaudited
              as of January 31, 2005 and 2004, and April 30, 2004..................................................................3

           Condensed Consolidated Statements of Income - Unaudited
              for the Three and Nine Months ended January 31, 2005 and 2004........................................................4

           Condensed Consolidated Statements of Cash Flows - Unaudited
              for the Nine Months ended January 31, 2005 and 2004..................................................................5

           Notes to Unaudited Condensed Consolidated Financial Statements.......................................................6-13

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............................................................................14-22

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.............................................................23

Item 4.    Controls and Procedures................................................................................................24

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.......................................................................................24

SIGNATURES AND CERTIFICATIONS..................................................................................................25-27

EXHIBITS

     99.1 - 18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer

     99.2 - 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (in thousands)


                                                                                      (UNAUDITED)
                                                                                       January 31,                      April 30,
                                                                          ------------------------------------      ----------------
                                                                                2005                2004                  2004
                                                                          ----------------    ----------------      ----------------
Assets
Current Assets
     Cash and cash equivalents                                        $        139,841              93,051        $       82,027
     Accounts receivable                                                       166,588             151,618               127,224
     Inventories                                                                78,133              81,288                83,789
     Deferred income tax benefits                                               15,630              27,257                18,113
     Prepaid and other                                                          13,597               9,753                12,853
                                                                          ----------------    ----------------      ----------------
          Total Current Assets                                                 413,789             362,967               324,006


Product Development Assets                                                      59,755              60,115                60,755
Property, Equipment and Technology                                             115,083             119,313               117,305
Intangible Assets                                                              285,337             280,714               276,440
Goodwill                                                                       195,034             195,705               194,893
Deferred Income Tax Benefits                                                    16,672              31,349                18,976
Other Assets                                                                    22,679              22,259                22,207
                                                                          ----------------    ----------------      ----------------
          Total Assets                                                $      1,108,349           1,072,422        $    1,014,582
                                                                          ================    ================      ================


Liabilities & Shareholders' Equity
Current Liabilities
     Accounts and royalties payable                                   $         91,996             100,397        $       68,338
     Deferred subscription revenue                                             143,510             135,970               127,224
     Accrued income taxes                                                       42,329              42,799                19,338
     Accrued pension liability                                                   5,159              12,780                 4,559
     Deferred income taxes                                                       5,784                 -                  5,721
     Other accrued liabilities                                                  69,889              58,918                81,185
                                                                          ----------------    ----------------      ----------------
          Total Current Liabilities                                            358,667             350,864               306,365

Long-Term Debt                                                                 200,000             200,000               200,000
Accrued Pension Liability                                                       53,919              51,444                48,505
Other Long-Term Liabilities                                                     32,940              30,631                31,757
Deferred Income Taxes                                                            9,006              12,489                12,891

Shareholders' Equity
     Class A & Class B common stock                                             83,190              83,190                83,190
     Additional paid-in-capital                                                 53,205              42,341                45,887
     Retained earnings                                                         506,980             435,635               441,533
     Accumulated other comprehensive income                                     11,822               4,443                 2,197
     Unearned deferred compensation                                             (3,069)             (1,814)               (2,134)
     Treasury stock                                                           (198,311)           (136,801)             (155,609)
                                                                          ----------------    ----------------      ----------------
          Total Shareholders' Equity                                           453,817             426,994               415,064
                                                                          ----------------    ----------------      ----------------
          Total Liabilities & Shareholders' Equity                    $      1,108,349           1,072,422        $    1,014,582
                                                                          ================    ================      ================

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                   (in thousands except per share information)


                                                                      Three Months                           Nine Months
                                                                    Ended January 31,                     Ended January 31,
                                                            ----------------------------------    ----------------------------------
                                                                  2005              2004                2005              2004
                                                            ----------------  ----------------    ----------------  ----------------
Revenue                                                   $       258,428           242,357     $       732,417           690,897

Costs and Expenses
     Cost of sales                                                 85,708            81,979             246,184           232,270
     Operating and administrative expenses                        119,630           114,011             357,232           337,350
     Amortization of intangibles                                    2,665             2,517               7,675             7,382
                                                            ----------------  ----------------    ----------------  ----------------
     Total Costs and Expenses                                     208,003           198,507             611,091           577,002
                                                            ----------------  ----------------    ----------------  ----------------

Operating Income                                                   50,425            43,850             121,326           113,895

     Interest income and other (net)                                  180                58                 281               873
     Interest expense                                              (2,154)           (1,278)             (5,002)           (3,965)
                                                            ----------------  -----------------   ----------------  ----------------
Net Interest Expense and Other                                     (1,974)           (1,220)             (4,721)           (3,092)
                                                            ----------------  -----------------   ----------------  ----------------

Income Before Taxes                                                48,451            42,630             116,605           110,803
Provision For Income Taxes                                         15,660            11,286              37,471            32,011
                                                            ----------------  -----------------   ----------------  ----------------

Net Income                                               $         32,791            31,344     $        79,134            78,792
                                                            ================  =================   ================  ================


Income Per Share
     Diluted                                             $           0.53              0.50     $          1.27              1.25
     Basic                                               $           0.54              0.51     $          1.30              1.27

Cash Dividends Per Share
     Class A Common                                      $           0.08              0.07     $          0.23              0.20
     Class B Common                                      $           0.08              0.07     $          0.23              0.20

Average Shares
     Diluted                                                       62,064            63,086              62,539            63,069
     Basic                                                         60,513            61,823              60,998            61,800

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED
                                 (in thousands)

                                                                                         For The Nine Months
                                                                                          Ended January 31,
                                                                                ------------------------------------
                                                                                      2005                2004
                                                                                ----------------    ----------------
Operating Activities
--------------------
Net income                                                                     $       79,134              78,792
Adjustments to reconcile net income to cash provided by (used for)
operating activities
     Amortization of intangibles                                                        7,675               7,382
     Amortization of composition costs                                                 25,590              23,386
     Depreciation of property, equipment and technology                                23,084              21,072
     Non-cash charges & other                                                          43,520              45,552
     Change in deferred subscription revenue                                           14,722              12,742
     Net change in operating assets and liabilities                                    (4,890)            (14,941)
                                                                                ----------------    ----------------
     Cash Provided by Operating Activities                                            188,835             173,985
                                                                                ----------------    ----------------

Investing Activities
--------------------
     Additions to product development assets                                          (45,285)            (41,366)
     Additions to property, equipment and technology                                  (17,948)            (20,852)
     Acquisition of publishing assets and rights                                      (13,697)             (3,066)
                                                                                ----------------    ----------------
     Cash Used for Investing Activities                                               (76,930)            (65,284)
                                                                                ----------------    ----------------

Financing Activities
--------------------
     Repayment of long-term debt                                                            -             (35,000)
     Purchase of treasury stock                                                       (45,416)             (7,013)
     Cash dividends                                                                   (13,687)            (12,126)
     Proceeds from exercise of stock options                                            3,922               4,012
                                                                                ----------------    ----------------
     Cash Used for Financing Activities                                               (55,181)            (50,127)
                                                                                ----------------    ----------------
Effects of Exchange Rate Changes on Cash                                                1,090               1,236
                                                                                ----------------    ----------------

Cash and Cash Equivalents
     Increase (Decrease) for Period                                                    57,814              59,810
     Balance at Beginning of Period                                                    82,027              33,241
                                                                                ----------------    ----------------
     Balance at End of Period                                                  $      139,841              93,051
                                                                                ================    ================

Supplemental Information
     Businesses/Rights Acquired:
         Fair value of assets acquired                                         $       13,697               3,066
         Liabilities assumed                                                                -                   -
                                                                                ----------------    ----------------
     Cash Paid for Businesses/Rights Acquired                                  $       13,697               3,066
                                                                                ================    ================

Cash Paid During the Period for:
     Interest                                                                  $        3,725               3,544
     Income taxes - Net                                                        $       10,066              10,776

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of John Wiley & Sons, Inc., and Subsidiaries (the "Company") as of January 31, 2005 and 2004, the results of operations for the three month and nine month periods ended January 31, 2005 and 2004, and cash flows for the nine month periods ended January 31, 2005 and 2004. The results for the three months and nine months ended January 31, 2005 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 2004.

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

     Stock-Based Compensation: Stock options and restricted stock grants are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure." Accordingly, the Company recognizes no compensation expense for fixed stock option grants since the exercise price is equal to the fair value of the shares at date of grant. For restricted stock grants, compensation cost is generally recognized ratably over the vesting period based on the fair value of shares. In December 2004, The Financial Accounting Standards Board issued Statement No. 123 (revised 2004), "Share Based Payment." Accordingly, the Company will revise its accounting for stock options and restricted stock, as required, in the second quarter of fiscal year 2006 (see footnote 6).

     Pro forma information under SFAS No. 123 and SFAS No. 148
     ---------------------------------------------------------
     The per share value of options granted in connection with the Company's stock option plans during the following periods are estimated using the Black Scholes option pricing model with the following weighted average assumptions:

                                                  For the Three and Nine Months
                                                       Ending January 31,
                                                --------------------------------
                                                    2005               2004
                                                -------------      -------------
     Expected life of options (years)                8.1                8.1
     Risk-free interest rate                         4.5%               2.9%
     Volatility                                     23.8%              30.7%
     Dividend yield                                  0.9%               1.0%
     Per share fair value of options granted       $11.00              $8.97

     For purposes of the following pro forma disclosure, the fair value of the awards was estimated at the date of grant using the Black Scholes option-pricing model and amortized to expense over the options' vesting periods.

                                                                                 For the Three Months         For the Nine Months
                                                                                   Ending January 31,          Ending January 31,
                                                                                ------------------------    ------------------------
     (in thousands except per share amount)                                        2005         2004           2005         2004
                                                                                -----------  -----------    -----------  -----------
     Net income as reported                                                       $32,791       31,344        $79,134       78,792
     Stock-based compensation, net of tax, included in the
     determination of net income as reported -
             Restricted stock plans                                                   962          511          2,481        1,461
             Director stock plan                                                       14           16             43           31
     Stock-based compensation costs, net of tax, that would
     have been included in the determination of net income
     had the fair value-based method been applied                                  (2,295)      (1,643)        (6,550)      (4,861)
                                                                                -----------  -----------    -----------  -----------
     Pro forma net income                                                         $31,472       30,228        $75,108       75,423
                                                                                ===========  ===========    ===========  ===========
     Reported earnings per share
             Diluted                                                               $0.53         0.50          $1.27         1.25
             Basic                                                                 $0.54         0.51          $1.30         1.27

     Pro forma earnings per share
             Diluted                                                               $0.51         0.48          $1.20         1.20
             Basic                                                                 $0.52         0.49          $1.23         1.22

2.   Comprehensive Income
     --------------------
     Comprehensive income was as follows (in thousands):

                                                                                  For the Three Months        For the Nine Months
                                                                                   Ending January 31,          Ending January 31,
                                                                                ------------------------    ------------------------
                                                                                   2005         2004           2005         2004
                                                                                -----------  -----------    -----------  -----------
     Net income                                                                   $32,791       31,344        $79,134       78,792

     Change in other comprehensive income (loss), net of taxes:

          Derivative cash flow hedges                                                   -           90              -         (187)

          Foreign currency translation adjustment                                   4,161        3,338          9,625       11,801
                                                                                -----------  -----------    -----------  -----------
     Comprehensive income                                                         $36,952       34,772        $88,759       90,406
                                                                                ===========  ===========    ===========  ===========

     A reconciliation of accumulated other comprehensive gain (loss) follows (in thousands):

                                                                                        Three Months Ended January 31, 2005
                                                                                ----------------------------------------------------
                                                                                   Beginning         Change for          Ending
                                                                                    Balance            Period            Balance
                                                                                ---------------    --------------    ---------------
     Foreign currency translation adjustment                                        $23,587              4,161            27,748
     Minimum pension liability, net of tax                                          (15,926)                 -           (15,926)
                                                                                ---------------    --------------    ---------------
     Total                                                                           $7,661              4,161            11,822
                                                                                ===============    ==============    ===============

                                                                                          Nine Months Ended January 31, 2005
                                                                                ----------------------------------------------------
                                                                                  Beginning          Change for          Ending
                                                                                   Balance             Period            Balance
                                                                                ---------------    --------------    ---------------
     Foreign currency translation adjustment                                       $18,123               9,625            27,748
     Minimum pension liability, net of tax                                         (15,926)                  -           (15,926)
                                                                                ---------------    --------------    ---------------
     Total                                                                          $2,197               9,625            11,822
                                                                                ===============    ==============    ===============

3.   Weighted Average Shares for Earning Per Share
     ---------------------------------------------
     A reconciliation of the shares used in the computation of income per share follows (in thousands):

                                                                                 For the Three Months         For the Nine Months
                                                                                   Ending January 31,          Ending January 31,
                                                                                ------------------------    ------------------------
                                                                                   2005         2004           2005         2004
                                                                                -----------  -----------    -----------  -----------
     Weighted average shares outstanding                                           60,819       62,104         61,285       62,057
     Less:  Unearned deferred compensation shares                                    (306)        (281)          (287)        (257)
                                                                                -----------  -----------    -----------  -----------
     Shares used for basic income per share                                        60,513       61,823         60,998       61,800
     Dilutive effect of stock options and other stock awards                        1,551        1,263          1,541        1,269
                                                                                -----------  -----------    -----------  -----------
     Shares used for diluted income per share                                      62,064       63,086         62,539       63,069
                                                                                ===========  ===========    ===========  ===========

4.   Inventories
     -----------
     Inventories were as follows (in thousands):

                                                                                                                          As of
                                                                                       As of January 31,                 April 30,
                                                                                --------------------------------      --------------
                                                                                     2005              2004                2004
                                                                                --------------    --------------      --------------
          Finished goods                                                            $66,621            73,635             $74,310
          Work-in-process                                                             7,070             5,711               7,582
          Paper, cloth and other                                                      7,242             5,797               4,397
                                                                                --------------    --------------      --------------
                                                                                     80,933            85,143              86,289
          LIFO reserve                                                               (2,800)           (3,855)             (2,500)
                                                                                --------------    --------------      --------------
          Total inventories                                                         $78,133            81,288             $83,789
                                                                                ==============    ==============      ==============

5.   Acquisitions
     ------------
     In the first quarter of fiscal year 2005, the Company  acquired the Journal
     of  Microscopy  and  Analysis,   a  controlled   circulation  journal,  for
     approximately $5.4 million.

     In the third quarter of fiscal year 2005, the Company acquired the rights to the reference portfolio of the Macmillan Nature Publishing Group for approximately $4.5 million.

     The Company invested $3.1 million in other acquisitions during the nine-month period ended January 31, 2004, including payments to complete acquisitions, the purchase of publishing rights to several P/T and STM journals and other publications.

     Each of the acquisitions above was recorded as acquired publication rights.

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

     In October 2004, Congress passed the American Jobs Creation Act of 2004 (the "Act"). In addition to a number of other changes in the tax law, the Act provides a deduction from taxable income equal to a stipulated percentage of qualified income from Companies that pay U.S income taxes on manufacturing activities in the U.S. The Act also provides for a one-time tax benefit on the repatriation of foreign earnings. In December 2004, the Financial Accounting Standards Board ("FASB") issued two FASB Staff Positions ("FSP") regarding the accounting implications of the Act. First, the FSP requires that the deduction for qualified domestic property be accounted for as a special deduction in accordance with FASB Statement No. 109, Accounting for Income Taxes, thus reducing a company's tax expense in the period or periods the amounts are deductible on its tax return. The Company is evaluating the potential effect of the Act, which replaces other income tax benefits no longer available to the Company. The net impact of the Act is expected to be favorable to the Company's income tax rate.

     Second, the FSP also requires that a company record a tax liability in the period that the company determines an amount of foreign earnings that will be repatriated under the Act. The Company has begun an evaluation of the effects of the repatriation provision of the tax Act. The evaluation is expected to be completed by fiscal year end 2005. The range of possible repatriated amounts the Company is considering is zero to $125 million.

     In December 2004, the FASB issued Statement No. 123 (revised 2004) ("SFAS 123R"), Share-Based Payments. SFAS 123R will require the Company to measure the cost of all employee stock-based compensation awards based on the grant-date-fair-value and to record that cost as compensation expense over the period during which the employee is required to perform service under the terms of the award. The statement eliminates the alternative method of accounting for the employee share-based payments previously available under Accounting Principles Board Opinion No.25. SFAS 123R is effective beginning in the Company's second quarter of fiscal year 2006. The Company currently discloses the pro forma effect of SFAS 123 in note 1 to these financial statements and is currently evaluating the impact of SFAS 123R adoption.

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

                                                                              Three Months Ended January 31,
                                                    --------------------------------------------------------------------------------
                                                                      2005                                     2004
                                                    ---------------------------------------      -----------------------------------
                                                                                        (thousands)
                                                                   Inter-                                      Inter-
                                                     External     segment                         External    segment
                                                     Customers     Sales           Total          Customers    Sales        Total
                                                    -----------  -----------    -----------      -----------  ----------  ----------
     Revenue
     -------
     U.S. segments:
         Professional/Trade                           $81,848      10,000          91,848          $75,522      9,085       84,607
         Scientific, Technical, and Medical            40,995       2,238          43,233           40,468      2,016       42,484
         Higher Education                              38,242       6,952          45,194           40,415      6,407       46,822
     European segment                                  60,789       5,655          66,444           54,189      4,676       58,865
     Asia, Australia & Canada                          36,554         372          36,926           31,763        513       32,276
     Eliminations                                           -     (25,217)        (25,217)               -    (22,697)     (22,697)
                                                    -----------  -----------    -----------      -----------  ----------  ----------
     Total revenue                                   $258,428           -         258,428         $242,357          -      242,357
                                                    -----------  -----------    -----------      -----------  ----------  ----------
     Direct Contribution to Profit
     -----------------------------
     U.S. segments:
         Professional/Trade                                                       $30,938                                  $23,372
         Scientific, Technical, and Medical                                        18,635                                   19,633
         Higher Education                                                          15,220                                   17,835
     European segment                                                              20,339                                   18,078
     Asia, Australia & Canada                                                      12,251                                   10,420
                                                                                -----------                               ----------
     Total direct contribution to profit                                           97,383                                   89,338

     Shared services and administrative costs
     ----------------------------------------
         Distribution                                                             (11,550)                                 (11,882)
         Information technology                                                   (12,777)                                 (12,259)
         Finance                                                                   (9,119)                                  (6,480)
         Other administrative                                                     (13,512)                                 (14,867)
                                                                                -----------                               ----------
     Total shared services and administrative costs                               (46,958)                                 (45,488)
                                                                                -----------                               ----------
     Operating income                                                              50,425                                   43,850
     Interest expense and other  - net                                             (1,974)                                  (1,220)
                                                                                -----------                               ----------
     Income before taxes                                                          $48,451                                  $42,630
                                                                                ===========                               -=========

                                                                                Nine Months Ended January 31,
                                                  ----------------------------------------------------------------------------------
                                                                    2005                                       2004
                                                  -----------------------------------------    -------------------------------------
                                                                                       (thousands)
                                                                    Inter-                                    Inter-
                                                    External       segment                       External    segment
                                                    Customers       Sales          Total         Customers     Sales        Total
                                                  ------------- -------------   -----------    ------------ -----------   ----------

     Revenue
     -------
     U.S. segments:
         Professional/Trade                          $229,959      26,886         256,845         $222,210     25,072      247,282
         Scientific, Technical, and Medical           130,300       5,835         136,135          121,519      5,366      126,885
         Higher Education                             107,382      23,962         131,344          110,134     22,130      132,264
     European segment                                 178,692      15,000         193,692          157,363     12,103      169,466
     Asia, Australia & Canada                          86,084       1,240          87,324           79,671      1,078       80,749
     Eliminations                                           -     (72,923)        (72,923)               -    (65,749)     (65,749)
                                                  ------------- -------------   -----------    ------------ -----------   ----------
     Total revenue                                   $732,417           -         732,417         $690,897          -      690,897
                                                  ------------- -------------   -----------    ------------ -----------   ----------
     Direct Contribution to Profit
     -----------------------------
     U.S. segments:
         Professional/Trade                                                       $72,644                                  $66,942
         Scientific, Technical, and Medical                                        62,301                                   60,852
         Higher Education                                                          43,663                                   46,454
     European segment                                                              60,847                                   52,730
     Asia, Australia & Canada                                                      21,255                                   20,043
                                                                                -----------                               ----------
     Total direct contribution to profit                                          260,710                                  247,021

     Shared services and administrative costs
     ----------------------------------------
         Distribution                                                             (35,308)                                 (34,734)
         Information technology                                                   (38,009)                                 (36,488)
         Finance                                                                  (24,359)                                 (20,720)
         Other administrative                                                     (41,708)                                 (41,184)
                                                                                -----------                               ----------
     Total shared services and administrative costs                              (139,384)                                (133,126)
                                                                                ------------                              ----------
     Operating income                                                             121,326                                  113,895
     Interest expense and other  - net                                             (4,721)                                  (3,092)
                                                                                ------------                              ----------
     Income before taxes                                                         $116,605                                 $110,803
                                                                                ============                              ==========

8.   Intangible Assets
     -----------------
     Intangible Assets consist of the following (in thousands):

                                                                                                                          As of
                                                                                      As of January 31,                 April 30,
                                                                              ---------------------------------        -----------
                                                                                 2005                  2004               2004
                                                                              -----------           -----------        -----------
     Intangible assets not subject to amortization
         Branded trade marks                                                   $ 57,900                57,900           $ 57,900
         Acquired publication rights                                            120,272               117,900            116,584
                                                                              -----------           -----------        -----------
     Total intangible assets not subject to amortization                        178,172               175,800            174,484
                                                                              -----------           -----------        -----------

     Net, intangible assets subject to amortization,                            107,165               104,914            101,956
         principally acquired publication rights
                                                                              -----------           -----------        -----------
     Total                                                                     $285,337               280,714           $276,440
                                                                              ===========           ===========        ===========

     The Company performed the annual evaluation of its goodwill and indefinite life intangible assets in accordance with SFAS No. 142 during the third quarter of fiscal year 2005. Based upon this evaluation no impairment was required.

9.   Derivative Financial Instruments
     --------------------------------
     Under certain circumstances, the Company may enter into derivative financial instruments to hedge against foreign currency fluctuation on specific transactions or interest rate volatility. The Company does not use derivative financial instruments for trading or speculative purposes. The Company did not hold any derivative financial instruments during the first nine months of fiscal year 2005.

10.  Retirement Plans
     ----------------
     The components of net pension expense for the defined benefit plans were as follows:

                                                                                  For the Three Months        For the Nine Months
                                                                                   Ending January 31,          Ending January 31,
                                                                                ------------------------    ------------------------
     (Dollars in thousands)                                                        2005         2004           2005         2004
                                                                                -----------  -----------    -----------  -----------
     Service Cost                                                                 $2,258        1,595         $6,248        5,086
     Interest Cost                                                                 2,523        2,227          7,896        6,672
     Expected Return of Plan Assets                                               (2,145)      (1,527)        (6,679)      (4,641)
     Net Amortization of Prior Service Cost                                          115          151            407          456
     Net Amortization of Unrecognized Transition Asset                                (7)          (9)           (20)         (25)
     Recognized Net Actuarial Loss                                                   519          482          1,457        1,385
                                                                                -----------  -----------    -----------  -----------
     Net Pension Expense                                                          $3,263        2,919         $9,309        8,933
                                                                                ===========  ===========    ===========  ===========

     As of January 31, 2005, no contributions have been made to the U.S. defined benefit plan for fiscal year 2005. The Company does not anticipate making any contributions to its U.S. defined benefit pension plan in fiscal year 2005 as, currently, none is statutorily required. However, from time to time, the Company may elect to voluntarily contribute to the plan to improve its funded status.

     Globally, pension plan contributions were $4.2 million and $9.8 million for the nine months ended January 31, 2005 and 2004, respectively.

11.  Subsequent Event
     ----------------
     As previously disclosed in the Company's 8-K filing with the Securities and Exchange Commission on January 14, 2005, the Company entered into an agreement to purchase one million shares of it's Class A stock from several entities associated with the Bass group of Fort Worth, Texas. The transaction was completed on February 4, 2005 for approximately $32.5 million and paid for out of existing cash balances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -

THIRD QUARTER ENDED JANUARY 31, 2005

Revenue for the third quarter increased 7% to $258.4 million from $242.4 million in the prior year driven primarily by the strong growth in international operations and solid performance in the U.S. Professional/Trade (P/T) business. Continued strength in the Scientific, Technical and Medical (STM) journal and book business worldwide contributed to the growth. The third quarter performance of the Higher Education business was below expectations and prior year due to challenging market conditions. The Company's third quarter revenue increased 5% excluding foreign currency gains.

Earnings per diluted share increased to $0.53 from $0.50 in the prior year's third quarter. In the third quarter of fiscal year 2004 the Company reported a net tax benefit of $3.0 million, or $0.05 per diluted share on the favorable resolution of certain state and federal tax matters, and an adjustment to accrued foreign taxes. Excluding the net tax benefit, earnings per diluted share for the third quarter increased 18% to $0.53 from $0.45 or 13% excluding foreign currency gains. Net income on the same basis increased 16% to $32.8 million from $28.3 million or 12% excluding foreign currency gains.

Gross profit as a percentage of revenue improved during the quarter to 66.8% from 66.2% in the prior year's quarter. Improved margins in both the U.S. P/T segment, principally due to lower inventory and author royalty advance provisions, and the European segment, principally due to product mix, were partially offset by lower margins in the U.S. Higher Education and STM segments.

Operating and administrative expenses for the third quarter increased 5%, or 4% excluding foreign currency effects, primarily due to operating expenses on higher sales volume and shared services and administrative costs. Third quarter operating income of $50.4 million increased 15% from $43.9 million in the same period of the prior year or 11% excluding foreign currency effects. Interest expense increased $0.9 million mainly due to interest on a foreign tax settlement and higher borrowing rates partially offset by lower debt outstanding.

Taxes
-----
The Company's effective tax rates for the third quarter of fiscal 2005 and 2004 were 32.3% and 26.5%, respectively. In the third quarter of fiscal year 2004 the Company reported a net tax benefit of $3.0 million or $0.05 a share related to the resolution of certain federal and state tax matters and an adjustment to accrued foreign taxes. Excluding the net tax benefit, the effective tax rate for the third quarter of fiscal year 2004 was 33.6%.

In October 2004, Congress passed the American Jobs Creation Act of 2004 (the "Act"). In addition to a number of other changes in the tax law, the Act provides a deduction from taxable income equal to a stipulated percentage of qualified income from companies that pay U.S. income taxes on manufacturing activities in the U.S. The Act also provides for a one-time tax benefit on the repatriation of foreign earnings. In December 2004, the Financial Accounting Standards Board ("FASB") issued two FASB Staff Positions ("FSP") regarding the accounting implications of the Act. First, the FSP requires that the deduction for qualified domestic property be accounted for as a special deduction in accordance with FASB Statement No. 109, Accounting for Income Taxes, thus reducing a company's tax expense in the period or periods the amounts are deductible on its tax return. The Company is evaluating the potential effect of the Act, which replaces other income tax benefits no longer available to the Company. The net impact of the Act is expected to be favorable to the Company's income tax rate.

Second, the FSP also requires that a company record a tax liability in the period that the company determines an amount of foreign earnings that will be repatriated under the Act. The Company has begun an evaluation of the effects of the repatriation provision of the tax Act. The evaluation is expected to be completed by fiscal year end 2005. The range of possible repatriated amounts the Company is considering is zero to $125 million.


SEGMENT RESULTS

Professional/Trade (P/T)
------------------------
U.S. P/T revenue of $92 million for the third quarter advanced 9% from the prior year. The increase was mainly due to improved sales returns and strong sales of consumer For Dummies books, the professional culinary program, and sales of high-end technology titles. Revenue generated through brand licensing, the sale of rights and online advertising also contributed to the strong performance in the quarter. Direct contribution to profit increased by 32% in the quarter. Direct contribution margin increased to 33.7%, principally due to gross margin improvement reflecting lower inventory and author royalty advance provisions and prudent expense management.

Five P/T titles were featured on major bestseller lists including, J.K. Lasser Tax Guide 2005 (including the #1 spot on the New York Times How-To Paperback Bestsellers list); Winget/Shut Up, Stop Whining and Get a Life; Lencioni/Five Dysfunctions of a Team; Scott/Mentored by a Millionaire; and Harkins/Everybody Wins.

Other titles that are performing well include Harroch and Krieger/Poker For Dummies, Tyson/Taxes 2005 For Dummies and Rathbone/Windows XP For Dummies. Marks/Olive Trees received a merit award from the New York Bookbinder's Guild.

In January, a redesigned Frommers.com site was launched that includes several new features, improved search functionality and standard ad sizes to accommodate advertiser demand. These improvements were well received, as evidenced by record highs in monthly traffic and book sales.

At the end of the quarter, the Company launched Wiley CPA e-Prep, a self-study tool for students preparing for the new, computerized CPA exam, created by prominent financial and accounting educator and Wiley author, Ray Whittington, in partnership with Acadient, a developer of online educational technology. This comprehensive product includes audio lectures and slides. Students can use this tool to identify their own strengths and weaknesses and customize practice exams accordingly.

The Global Executive Leadership Inventory published during the quarter, under Wiley's Pfeiffer imprint. This online 360(0) leadership assessment instrument, created by the internationally renowned business scholar Manfred Kets de Vries, is designed for coaches, human resources practitioners and training professionals. The product, which also provides scoring software for non-online users, was well received in the market.

Scientific, Technical and Medical (STM)
---------------------------------------
U.S. STM revenue of $43.2 million increased 2% from the prior year's third quarter reflecting continuing improvement in the STM book program that began in the fourth quarter of last year. Journal performance, especially new society publications and non-subscription revenue, such as off-prints, backfiles and advertising sales, also contributed to the growth. Direct contribution to profit decreased by 5% in the quarter. The third quarter direct contribution margin was 43.1% compared to 46.2% in the prior year third quarter reflecting the effect of investments in Wiley InterScience, additional expense associated with new society journals and product mix. Globally, STM revenue increased approximately 8% in the quarter reflecting the combined effect of robust journal and book sales.

Visits to Wiley InterScience exceeded 10 million in the third quarter, representing 9% growth over the previous quarter. Customers continue to take advantage of Wiley InterScience's wide range of access options, as reflected in the positive trend in usage. Google continued to be a key driver of traffic.

Late in the quarter, the National Institutes of Health (NIH) announced its policy with regard to public access to journal articles that report on NIH-funded research. The policy requests, but does not require, authors to deposit manuscripts of articles reporting on NIH-funded research that have been peer reviewed and accepted for publication into PubMedCentral, which is part of NIH's National Library of Medicine. NIH will release these manuscripts within twelve months or less after publication in the journal. Authors will determine the timing of the release. We are pleased that the NIH listened and responded to the concerns of publishers and the research community. Wiley will continue to work closely with our society partners and journal editors to provide excellent service to our authors and readers. We look forward to working with the NIH and others to monitor the execution and impact of the new policy and to contribute positively to its development.

Wiley believes that the research community and society-at-large are best served by the widest possible dissemination of published health and medical information. During the past several years, the Company has made significant investments in Wiley InterScience and new services, such as Pay-Per-View, Article Select and the digitization of backfiles, to achieve this goal. We are also enhancing the discoverability of our content through a number of other initiatives, including CrossRef Search (in conjunction with Google), Google Scholar and Google Print.

In addition, the Company has been working closely with organizations, including the American Cancer Society, American Diabetes Association, American Heart Association, CrossRef and twenty other publishers to develop patientINFORM (http://www.patientinform.org), a free online service that will disseminate original medical research directly to patients and their caregivers. This important initiative was announced in December and will be launched in the spring. In the past few years, Wiley and other publishers have participated in the Health InterNetwork Access to Research Initiative (HINARI), sponsored by the World Health Organization, and in Access to Global Online Research in Agriculture (AGORA), sponsored by the Food and Agriculture Organization. These two projects bring open or low-cost access to leading STM journals to end-users in developing nations. As a result of all of these efforts, more content is accessible to more people in more ways than ever before in the long history of scientific, technical and medical publishing.

In January, the American Society of Cytopathology adopted the Wiley InterScience journal, Cancer Cytopathology, as its official journal, thereby bringing 1,500 members to the bimonthly journal's subscription rolls. Wiley also signed a multi-year agreement with the Orthopaedic Research Society to publish the Journal of Orthopaedic Research, beginning with the January 2006 issue.

A new, customer-driven pricing model for Wiley InterScience Online Books launched in January, delivering flexible and convenient sales options to customers. Customers are now able to license nearly all new STM book titles, not only as one-time purchases, but also by annual subscriptions, as they have been able to do for over a year for our online major reference works. Enhanced functionality has also been added to the service. With the addition of 400 more titles, Online Books now offers nearly 1,200 titles.

Higher Education
----------------
U.S. Higher Education revenue of $45 million decreased by 3% from prior year during the third quarter. The disappointing results reflect the combined effect of increased price resistance among students and continued softness in engineering and computer science, partially offset by improved sales returns. Third quarter direct contribution to profit decreased $2.6 million mainly due to lower sales and increased investments in new products, services and business models, including eGrade Plus. The third quarter direct contribution margin was 33.7% compared to 38.1% in the prior year's third quarter.

Worldwide adoptions of Wiley's innovative online product, eGrade Plus, have been encouraging. Currently available with 32 major frontlist textbooks through several pricing options, eGrade Plus provides the student with a print and/or online textbook, as well as online study guides and self-testing products, which provide immediate feedback to help the student succeed in the course. Professors who adopt eGrade-Plus can customize the course content to fit their specific curriculum.

During the quarter, Higher Education signed an important multi-year publishing agreement with the National Geographic Society (NGS), one of the world's foremost research and educational societies. Wiley will create textbooks and digital learning tools that will incorporate maps, photographs, graphics, illustrations and videos from the NGS' vast library to help college students "see the world with new eyes."

Other alliances formed during the quarter include agreements with OuterNet Publishing to co-develop lab manuals for introductory biology textbooks; Tata, a software development company in India, for licensing and selling business simulations; and Aplia, to sell a Wiley textbook that published during the quarter, Besanko/Microeconomics 2e, along with its software product.

Europe
------
Third quarter revenue for Wiley's European segment of $66 million was up 13% over prior year, or 7% excluding foreign currency gains. Continuing the positive trend of the first half of the fiscal year, journal and book revenue were up. Indigenous STM books and imported U.S. P/T and Wiley-VCH titles performed particularly well, especially in the Middle East and Africa. Direct contribution to profit increased by 13% in the quarter reflecting revenue growth.

Sales of The Cochrane Collection, which is now available through Wiley InterScience, were strong throughout Europe, with Sweden signing and Norway renewing national site licenses. The Cochrane Collection is a unique source of information on the effects of health care intervention. Published on a quarterly basis, The Cochrane Collection consists of a regularly updated collection of evidence-based medicine databases.

Wiley Europe has continued to grow through an effective combination of organic growth and small acquisitions. During the third quarter, three acquisitions were completed: the reference portfolio of the Nature Publishing Group (flagship print and online products such as Encyclopedia of Life Sciences, Encyclopedia of the Human Genome and Encyclopedia of Cognitive Science); the book list of Professional Engineering Publishing, the publishing arm of the Institute of Mechanical Engineers (electronic and electrical engineering titles that are particularly strong in automotive and aerospace engineering and fuel cells); and four journals from Henry Stewart Publications (Journal of Consumer Behaviour, International Journal of Nonprofit and Voluntary Sector Marketing, Briefings in Real Estate Finance and Journal of Public Affairs). These acquisitions leverage the Company's competencies and infrastructure, increase the proportion of revenue delivered electronically and strengthen its leadership position in targeted segments.

Wiley Europe signed an agreement with the Securities Institute to publish a series of introductory finance books. This collaboration provides Wiley with preferential access to potential authors and readers among the Institute's 17,000 members. In turn, Wiley will provide its global marketing expertise to help the Institute expand its membership in Asia and North America.

All visitors to the 2005 London Book Fair in March will receive a copy of the London Book Fair Tips For Dummies. This promotional piece is being supported and distributed by the event's organizer, Reed Exhibitions, and will reinforce the For Dummies brand with an influential audience.

Asia, Australia & Canada
------------------------
Wiley's revenue in Asia, Australia and Canada was up 14% in the third quarter or 10% excluding foreign currency gains. Higher revenues, particularly in Asia, contributed to the improvement. Direct contribution to profit advanced 18% or 9% excluding foreign currency effects reflects the top-line performance.

In Asia, all Wiley product groups contributed to the revenue growth across practically all of its markets. The strongest growth was in the global STM book program, which benefited from a strong frontlist. Sales in India, the Philippines, Thailand, Malaysia, Indonesia and Hong Kong were particularly strong. Higher Education and P/T performed well in the quarter in most of Wiley Asia's markets. Sales of Chinese language For Dummies titles, produced locally in partnership with China Machine Press, have been impressive with every title reprinting at least once.

In November, a Wiley delegation visited China to meet with government officials, representatives from the U.S. Embassy, major customers and partners and university faculty and administration to raise the Company's profile and strengthen key relationships. The trip was very encouraging and a number of initiatives are being pursued.

Third quarter results in Australia were up year-on-year with the School and Higher Education businesses exhibiting strength. Wiley Australia launched studyon.com during the quarter. A new approach to the senior school study aid market, studyon.com features a website for each study area that enables students to access course summaries, create their own study notes and instantly link to online revision and testing. The Company also signed an agreement with ICAA (Institute of Chartered Accountants in Australia) to publish its accounting and auditing handbooks, annual publications that will not only serve student requirements at the university level, but also professionals.

Wiley Canada's performance during the third quarter benefited from a strong local publishing program in both P/T and Higher Education. Sixteen new titles published during the quarter, including Vanderhaeghe/The Body Sense Natural Diet, which hit #1 on independent bestseller lists in the Healthy and Diet categories.

Shared Services and Administrative Costs
----------------------------------------
Shared services and administrative costs for the third quarter increased 3% to $47.0 million or 2% excluding the impact of foreign exchange. Costs associated with Sarbanes Oxley compliance and higher employment costs were partially offset by incentive receipts associated with the Company's corporate office relocation to Hoboken, N.J. in August 2003.


NINE MONTHS ENDED JANUARY 31, 2005

Revenue of $732.4 million advanced 6%, or 4% excluding the effect of foreign currency gains. The improvement was driven by worldwide growth in STM journals and books and P/T results in both the U.K. and U.S.

Earnings per diluted share for the first nine months of fiscal year 2005 advanced to $1.27 from $1.25 in the prior year period. In the third quarter of fiscal year 2004 the Company reported a net tax benefit of $3.0 million, or $0.05 per diluted share on the favorable resolution of certain state and federal tax matters, and an adjustment to accrued foreign taxes. Excluding the net tax benefit, earnings per diluted share for the first nine month of fiscal 2005 increased 6% to $1.27 from $1.20, or 3% excluding foreign currency gains. Net income on the same basis increased 4% to $79.1 million from $75.8 million, or 2% excluding foreign currency gains.

Gross profit as a percentage of revenue for the first nine months of fiscal 2005 was 66.4% on par with the prior year. Margin improvement in the U.S. P/T segment and the Asia, Australia and Canada segment were offset by STM margins in the U.S., principally due to the cost of new society journals, and Higher Education margins.

Operating and administrative expenses increased 6% over last year's period or 4% excluding foreign currency effects. The increase was primarily due to employment related costs, which affected both shared services and operating costs. In addition, shared services costs associated with Sarbanes Oxley legislation compliance of approximately $2.3 million was partially offset by incentive receipts associated with the Company's corporate office relocation to Hoboken, N.J. in August 2003.

Operating income for the first nine month of fiscal 2005 was $121.3 million period compared to $113.9 million in the prior year period, up 7% or 4% excluding foreign currency effects. Interest Expense increased $1.0 million mainly due to interest expense on a foreign tax settlement and higher borrowing rates partially reduced by lower debt outstanding.

The Company's effective tax rates for the first nine-month of fiscal 2005 and 2004 were 32.1% and 28.9%, respectively. In the third quarter of fiscal year 2004 the Company reported a net tax benefit of $3.0 million or $0.05 a share related to the resolution of certain federal and state tax matters and an adjustment to accrued foreign taxes. Excluding the net tax benefit, the effective tax rate for the first nine-months of fiscal year 2004 was 31.6%. The Company's increase was mainly due to a reduction of certain U.S. and foreign tax deductions.


SEGMENT RESULTS

Professional/Trade (P/T)
------------------------
U.S. P/T revenue for the first nine months of fiscal year 2005 was $256.8 million compared to $247.3 million in the prior year. Revenue generated through brand licensing, the sale of rights and online advertising, improved sales returns, and strong sales of consumer For Dummies books, the professional culinary program and Webster's New World Dictionary contributed to the improvement over prior year. Direct contribution to profit increased 9% for the nine months. Direct contribution margin of 28.3% increased over the prior year period mainly due to lower provisions as a result of improved inventory management and a decrease in author advance provisions mainly due to improved sales.

Scientific, Technical and Medical (STM)
---------------------------------------
U.S. STM revenue for the first nine months of fiscal year 2005 increased 7% to $136.1 million. Journal performance was strong, up approximately 10% over prior year with new society journals contributing significantly to the growth. STM books also contributed to the growth with year-to-date revenues up approximately 5% over prior year. The direct contribution margin was 45.8% for the first nine months of fiscal year 2005 compared to 48.0% in the prior year reflecting additional expenses associated with new society journals and other product mix. Globally, STM revenue for the first nine months of fiscal year 2005 increased approximately 10% over the prior year period.

Higher Education
----------------
U.S. Higher Education revenue for the first nine months of fiscal year 2005 was $131.3 million compared to $132.3 million in the prior year. Softness in engineering, computer science, business and accounting programs were partially offset by improved sales returns. Market conditions continue to be difficult due to student concerns regarding the price/value of college textbooks and related materials. The direct contribution to profit declined $2.8 million reflecting lower sales, higher composition costs and higher inventory provisions. The contribution margin for the first nine months of fiscal year 2005 decreased to 33.2% from 35.1% in the prior year period.

Europe
------
For the first nine months of the year, Wiley Europe's revenue of $194 million was up 14% or 8% excluding foreign currency effects. Worldwide STM journal and book growth combined with higher sales of imported and indigenous P/T titles contributed to the year-to-date improvement. Excluding foreign exchange, the contribution margin improved to 31.6% for the first nine months of fiscal year 2005, principally due to product mix from higher journal revenue.

Asia, Australia & Canada
------------------------
For the nine-month period, revenue increased 8% or 4% excluding foreign currency gains, mainly due to continued improvement in the STM & P/T book programs in Asia and in School and Higher Education programs in Australia. Contribution margin decreased to 24.3% from 24.8%. Excluding foreign currency gains, the contribution margin decreased to 23.2% compared to 24.8% in the prior year, principally due to product mix.


LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities for the first nine months of fiscal year 2005 improved $14.9 million versus the same period last year due to higher journal subscription collections, improved trade receivable collections, and effective inventory management, partly offset by the higher author royalty payments and the timing of prepaid expenses. In addition, higher fiscal year 2004 annual incentive compensation payments, paid in fiscal year 2005, were partially offset by lower pension contributions.

Investing activities used $76.9 million for the first nine months of fiscal year 2005 as compared to $65.2 million in the prior year period. Investing activities in the current nine-month period include $45.3 million for product development and $18.0 million for property, equipment and technology expenditures, the majority of which was for investments in technology. Estimated spending on product development and property, equipment and technology for the full fiscal year 2005 is projected to be approximately $65.0 million and $30.0 million, respectively. During the first nine months of fiscal year 2005, the Company acquired publishing rights to a controlled circulation journal, The Journal of Microscopy and Analysis, for $5.4 million and rights to the reference portfolio of the MacMillan Nature Publishing Group for $4.5 million.

Current year financing activities include the continuation of the Company's stock repurchase program. During the third quarter and nine-month periods ending January 31, 2005, the Company purchased 444,300 and 1,403,500 common shares of its capital stock at an average price of $33.22 and $32.36 per share, respectively. On February 4, 2005, Wiley repurchased one million shares of its Class A stock at a price of $32.45 per share. See Note 11 for further discussion.

Under the current stock repurchase program, the Company has remaining authorization to purchase up to 2.6 million shares of its Class A common stock. The Company paid quarterly dividends to shareholders of $0.075 per share versus $0.065 per share in the prior year. The Company was able to execute the stock repurchases, dividend payments and the capital investments without any additional drawings on the revolving credit facility. During the same period last year the Company had repaid net borrowings of $35 million.

The Company believes its cash balances together with existing credit facilities are sufficient to meet its obligations. At January 31, 2004 the Company had $200 million of variable rate loans outstanding, which approximated fair value and $132 million available under its revolving credit facilities and other short-term lines of credit. The final payment on the variable rate term loan is due September 2006. The Company intends to utilize cash in excess of operating requirements, in conjunction with a possible refinancing of all or a portion of the existing term loan and revolving credit facility, to repay outstanding principal on or before final maturity.


"Safe Harbor" Statement under the
Private Securities Litigation Reform Act of 1995
------------------------------------------------
This report contains certain forward-looking statements concerning the Company's operations, performance, and financial condition. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those in any forward-looking statements. Any such forward-looking statements are based upon a number of assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change based on many important factors. Such factors include, but are not limited to (i) the level of investment in new technologies and products; (ii) subscriber renewal rates for the Company's journals; (iii) the financial stability and liquidity of journal subscription agents; (iv) the consolidation of book wholesalers and retail accounts; (v) the market position and financial stability of key online retailers; (vi) the seasonal nature of the Company's educational business and the impact of the used book market; (vii) worldwide economic and political conditions; (viii) the Company's ability to protect its copyright and other intellectual property worldwide, and (ix) other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is exposed to market risk primarily related to interest rates, foreign exchange and customer credit risk. It is the Company's policy to monitor these exposures and to use derivative financial instruments and/or insurance contracts from time to time to reduce fluctuations in earnings and cash flows when it is deemed appropriate to do so. The Company does not use derivative financial investments for trading or speculative purposes. The Company did not hold any derivative financial instruments during the first nine months of fiscal year 2005.

Interest Rates

The Company did not use any derivative financial investments to manage this exposure. The average interest rate as of January 31, 2005 was approximately 3.31%. A hypothetical 1% change in interest rates for the variable rate debt would affect annual net income and cash flow by approximately $1.2 million.

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

In the journal publishing business, subscriptions are primarily sourced through independent subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agents and remitted to the journal publisher, including the Company, generally prior to the commencement of the subscriptions. Although at fiscal year-end the Company had minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents accounted for approximately 22% of total fiscal year 2004 consolidated revenue and no one agent accounted for more than 7% of total fiscal year 2004 consolidated revenue.

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

          iii. Earnings release on the third quarter fiscal 2005 results issued on form 8-K dated March 4, 2005, which include the condensed financial statements of the Company.

          The following reports on Form 8-K were filed with the Securities and Exchange Commission since the filing of the Company's 10-K on June 17, 2004.

          i. Announcement of a Stock Repurchase agreement from a large shareholder on form 8-K dated January 14, 2005.

          ii. Announcement of the retirement of a non-executive director on form 8-K dated January 19, 2005.

          iii. Announcement of the retirement of a non-executive director on form 8-K dated March 02, 2005.

                                   SIGNATURES
                                   ----------


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



                                            Dated:   March 10, 2005

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


                                                         Dated:  March 10, 2005

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


                                            Dated:  March 10, 2005

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of John Wiley & Sons, Inc. (the "Company") on Form 10-Q for the period ending January 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William
J. Pesce, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

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


Dated: March 10, 2005

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 .S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of John Wiley & Sons, Inc. (the "Company") on Form 10-Q for the period ending January 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ellis
E. Cousens, Executive Vice President and Chief Financial & Operations Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

     (1)  The Report fully complies with the requirements of section 13(a) or 15
          (d)  of  the  Securities  Exchange  Act  of  1934  (as  amended),   as
          applicable; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


 /s/Ellis E. Cousens
--------------------
Ellis E. Cousens
Executive Vice President and
Chief Financial & Operations Officer


Dated: March 10, 2005