Form 10-K
period 2005-04-30
WILEY JOHN & SONS INC
filed 2005-07-11
CIK 107140

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: April 30, 2005

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                        For the transition period from to
                         Commission file number 1-11507

                             JOHN WILEY & SONS, INC.
             (Exact name of Registrant as specified in its charter)

NEW YORK                                      13-5593032
--------------------------------------        ----------------------------------
State or other jurisdiction of                I.R.S. Employer Identification No.
incorporation or organization

111 River Street, Hoboken, NJ                 07030
--------------------------------------        ----------------------------------
Address of principal executive offices        Zip Code

Registrant's telephone number including area code         (201) 748-6000
                                                         -----------------------

Securities registered pursuant to Section 12(b)          Name of each exchange
of the Act: Title of each class                          on which registered
-----------------------------------------------          -----------------------
Class A Common Stock, par value $1.00 per share          New York Stock Exchange
Class B Common Stock, par value $1.00 per share          New York Stock Exchange

Securities registered pursuant to Section 12(g)
of the Act:
-----------------------------------------------
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K_____

The number of shares outstanding of the Registrant's Class A and Class B Common Stock, par value $1.00 per share as of May 31, 2005, was 48,358,022, and 10,722,663 respectively, and the aggregate market value of such shares of Common Stock held by non-affiliates of the Registrant as of such date was $1,511,879,843 based upon the closing market price of the Class A and Class B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive proxy statement to be filed with the Commission on or about August 5, 2005, for the Annual Meeting of Shareholders to be held on September 15, 2005 (the "2005 Proxy Statement"), is, to the extent noted below, incorporated by reference in Part III.

                   JOHN WILEY AND SONS, INC. AND SUBSIDIARIES
                                    FORM 10-K
                    FOR THE FISCAL YEAR ENDED APRIL 30, 2005
                                      INDEX

                                                                                                                                PAGE
PART I
------
ITEM 1.               Business                                                                                                    3
                      --------
ITEM 2.               Properties                                                                                                  4
                      ----------
ITEM 3.               Legal Proceedings                                                                                           5
                      -----------------
ITEM 4.               Submission of Matters to a Vote of Security Holders                                                         5
                      ---------------------------------------------------

PART II
-------
ITEM 5.               Market for the Company's Common Equity and Related Stockholder Matters and
                      --------------------------------------------------------------------------
                      Issuer Purchases of Equity Securities                                                                       5
                      ---------------------------------------
ITEM 6.               Selected Financial Data                                                                                     5
                      -----------------------
ITEM 7.               Management's Discussion and Analysis of Financial Condition and Results of Operations                       5
                      -------------------------------------------------------------------------------------
ITEM 7A.              Quantitative and Qualitative Disclosures about Market Risk                                                  5
                      ----------------------------------------------------------
ITEM 8.               Financial Statements and Supplemental Data                                                                  5
                      ------------------------------------------
ITEM 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                       56
                      ------------------------------------------------------------------------------------
ITEM 9A.              Controls and Procedures                                                                                    56
                      -----------------------
ITEM 9B.              Other Information                                                                                          56
                      -----------------

PART III
--------
ITEM 10.              Directors and Executive Officers of the Registrant                                                      57-58
                      --------------------------------------------------
ITEM 11.              Executive Compensation                                                                                     59
                      ----------------------
ITEM 12.              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
                      ----------------------------------------------------------------------------------------------             59
ITEM 13.              Certain Relationships and Related Transactions                                                             59
                      ----------------------------------------------
ITEM 14.              Principal Accounting Fees and Services                                                                     59
                      --------------------------------------

PART IV
-------
ITEM 15.              Exhibits, Financial Statement Schedules and Reports on Form 8-K                                         59-61
                      ---------------------------------------------------------------

Signatures                                                                                                                    62-63
----------

PART I


Item 1.   Business
          --------
          The Company, founded in 1807, was incorporated in the state of New York on January 15, 1904. (As used herein the term "Company" means John Wiley & Sons, Inc., and its subsidiaries and affiliated companies, unless the context indicates otherwise.)

          The Company is a global publisher of print and electronic products, providing must-have content and solutions to customers worldwide. Core businesses produce professional and consumer books and subscription products; scientific, technical, and medical journals, encyclopedias, books, and online products; and textbooks and educational materials, including integrated online teaching and learning resources, for undergraduate and graduate students, teachers and lifelong learners. The Company takes full advantage of its content from all three core businesses in developing and cross-marketing products to its diverse customer base of professionals, consumers, researchers, students, and educators. The use of technology enables the Company to make its content more accessible to its customers around the world. The Company maintains publishing, marketing, and distribution centers in the United States, Canada, Europe, Asia, and Australia.

          Further description of the Company's business is incorporated herein by reference in the Management's Discussion and Analysis section of this 10-K.


          Employees
          ---------
          As of April 30, 2005, the Company employed approximately 3,400 persons on a full-time basis worldwide.


          Financial Information About Industry Segments
          ---------------------------------------------
          The note entitled "Segment Information" of the Notes to Consolidated Financial Statements and the Management's Discussion and Analysis section of this 10-K, both listed in the attached index, are incorporated herein by reference.


          Financial Information About Foreign and
          Domestic Operations and Export Sales
          ---------------------------------------
          The note entitled "Segment Information" of the Notes to Consolidated Financial Statements and the Management's Discussion and Analysis section of this 10-K, both listed in the attached index, are incorporated herein by reference.

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

          Location                  Purpose                         Approx. Sq. Ft.                Lease Expiration
          --------                  -------                         ---------------                ----------------
           Leased
           ------
           Australia                Office                                65,000                        2020
                                    Warehouse                             68,000                        2009


           Canada                   Office and Warehouse                  87,000                        2011
                                    Office                                20,000                        2008


           England                  Office                                27,000                        2012
                                    Warehouse                            126,000                        2012


           United States:

                  New Jersey        Corporate Headquarters               383,000                        2017
                                    Offices

                  New York          Editorial and Administrative           4,100                        2010
                                    Offices

                  New Jersey        Distribution Center                  188,000                        2007
                                    and Office

                  New Jersey        Warehouses                           303,000                        2006

                  Indiana           Editorial and Administrative         120,000                        2009
                                    Offices

                  California        Office                                38,000                        2012


           Singapore                Office and Warehouse                  68,000                        2005


           Owned
           -----
           Germany                  Office                                57,000


           England                  Office                                50,000

Item 3.   Legal Proceedings
          -----------------
          The Company is involved in routine litigation in the ordinary course of its business. In the opinion of management, the ultimate resolution of all pending litigation will not have a material effect upon the financial condition or results of operations of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          No matters were submitted to the Company's security holders during the last quarter of the fiscal year ended April 30, 2005.




                                     PART II


Item 5.   Market for the Company's Common Equity and Related Stockholder
          Matters and Issuer Purchases of Equity Securities
          --------------------------------------------------------------
          The Quarterly Share Prices, Dividends, and Related Stockholder Matters listed in the index on page 6 are incorporated herein by reference.

Item 6.   Selected Financial Data
          -----------------------
          The Selected Financial Data listed in the index on page 6 is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations
          -----------------------------------------------------------
          Management's Discussion and Analysis of Financial Condition and Results of Operations listed in the index on page 6 is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------
          The information appearing under the caption "Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations listed in the index on page 6 is incorporated herein by reference.

Item 8.   Financial Statements and Supplemental Data
          ------------------------------------------
          The Financial Statements and Supplemental Data listed in the index on page 6 is incorporated herein by reference.

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


The following financial statements and information appearing on the pages indicated are filed as part of this report:


                                                                                                                             Page(s)
Management's Discussion and Analysis of Business, Financial Condition and Results of Operations.........................       7-26

Results by Quarter (Unaudited)..........................................................................................         26

Quarterly Share Prices, Dividends, and Related Stockholder Matters and Issuer Purchases of Equity Securities............         27

Selected Financial Data.................................................................................................         28

Management's Report on Internal Control over Financial Reporting........................................................         29

Reports and Consent of Independent Registered Public Accounting Firm....................................................      30-32

Consolidated Statements of Financial Position as of April 30, 2005 and 2004.............................................         33

Consolidated Statements of Income for the years ended April 30, 2005, 2004, and 2003....................................         34

Consolidated Statements of Cash Flows for the years ended April 30, 2005, 2004, and 2003................................         35

Consolidated Statements of Shareholders' Equity for the years ended April 30, 2005, 2004, and 2003......................         36

Notes to Consolidated Financial Statements..............................................................................      37-54

Schedule II -- Valuation and Qualifying Accounts for the years ended April 30, 2005, 2004, and 2003.....................         55

Other schedules are omitted because of absence of conditions under which they apply or because the information required is included in the Notes to Consolidated Financial Statements.

                Management's Discussion and Analysis of Business,
                 Financial Condition and Results of Operations

The Company is a global publisher of print and electronic products, providing must-have content and solutions to customers worldwide. Core businesses produce professional and consumer books and subscription products; scientific, technical, and medical journals, encyclopedias, books, and online products; and textbooks and educational materials, including integrated online teaching and learning resources, for undergraduate and graduate students, teachers and lifelong learners. The Company takes full advantage of its content from all three core businesses in developing and cross-marketing products to its diverse customer base of professionals, consumers, researchers, students, and educators. The use of technology enables the Company to make its content more accessible to its customers around the world. The Company maintains publishing, marketing, and distribution centers in the United States, Canada, Europe, Asia, and Australia.


Professional/Trade
------------------
The Company's Professional/Trade business acquires, develops and publishes books and subscription products in all media, in the subject areas of business, technology, architecture, hospitality and culinary, psychology, education, travel, consumer reference, and general interest. Products are developed for worldwide distribution through multiple channels, including major chains and online booksellers, independent bookstores, libraries, colleges and universities, warehouse clubs, corporations, direct marketing, and Web sites. Global Professional/Trade publishing accounted for approximately 42% of total Company revenue in fiscal year 2005.

Key revenue growth strategies of the Professional/Trade business include adding value to its must-have content, developing its leading brands and franchises, and executing strategic acquisitions. Revenue for the Company's worldwide Professional/Trade business grew at a compound annual rate of approximately 16% over the past five years.

Publishing alliances and franchise products are central to the Company's strategy. The Company's ability to bring together Wiley's product development, sales, marketing, distribution and technological capabilities with a partner's content and brand name recognition has been a driving factor in its success. Professional/Trade alliance partners include General Mills, MTV, American Media Inc., the Culinary Institute of America, the American Medical Association, the American Institute of Architects, Mergent, Inc., the National Restaurant Association Educational Foundation, the Leader to Leader Institute (formerly The Peter F. Drucker Foundation) and Morningstar, among many others.

The Company's Professional/Trade customers are professionals, consumers, and students worldwide. Highly respected brands and extensive backlists are especially well suited for online bookstores such as Amazon.com. With their unlimited "virtual" shelf space, online retailers merchandise the Company's products for longer periods of time than brick-and-mortar bookstores.

There is an active and growing Professional/Trade custom publishing program, particularly through the For Dummies brand, in which books are created that tap the brand's highly successful format and approach to meet the specific information needs of a wide range of companies and organizations.

Strategic Acquisitions: The Company's business plan includes growth through organic growth as well as acquisitions. Key strategic Professional/Trade acquisitions over the past five years include: (i) In fiscal year 2003, a list of approximately 250 titles from Prentice Hall Direct, a unit of Pearson Education. These titles include a collection of practical, "hands-on" teaching resources, which complement the Company's renowned Jossey-Bass education series and its market-leading Janice Van Cleave series. (ii) In fiscal year 2002, the Company acquired Hungry Minds Inc., a leading publisher with an outstanding collection of respected brands, with such product lines as the For Dummies series, the Frommer's and Unofficial Guide travel series, the Bible and Visual technology series, the CliffsNotes study guides, Webster's New World dictionaries, and Betty Crocker and Weight Watchers cookbooks. (iii) In fiscal year 2002 the Company acquired Frank J. Fabozzi Publishing and Australian publisher, Wrightbooks Pty Ltd., both publishers of high quality finance books for the professional market. (iv) In fiscal year 2000, the Company acquired J.K. Lasser Tax, a publisher of tax and other financial help guides and Jossey-Bass, a publisher of titles on business, psychology, religion, education, and health management.


Scientific, Technical, and Medical (STM)
----------------------------------------
The Company is a leading publisher for the scientific, technical, and medical communities worldwide including, scientists, researchers, clinicians, students and professors, and academic and corporate librarians. STM products include journals, major reference works, reference books and protocols, in print and online. STM publishing areas include the life and physical sciences, select medical areas, chemistry, statistics and mathematics, electrical and electronics engineering, and telecommunications. The Company's STM programs develop products for global distribution through multiple channels, including library consortia, subscription agents, bookstores, online booksellers, and direct sales to professional society members and other customers. Global STM represented 38% of total Company revenue in fiscal year 2005. STM's revenue grew at a compound annual rate of 8% over the past five years.

The      Company's       web-based       service,       Wiley       InterScience
(www.interscience.wiley.com), established commercially in 1999, offers online access to more than 1,000 journals, major reference works, online books, Current Protocols laboratory manuals, databases, as well as a suite of professional and management resources. Wiley InterScience is based on a successful business model that features Enhanced Access Licenses. One to three years in duration, these licenses provide academic and corporate customers with multi-site online access. Access is also provided through Pay-Per-View, which serves customers who wish to purchase individual articles. With over 12 million users in 87 countries around the globe, Wiley InterScience is one of the world's leading providers of scientific, technical, and medical content.

Wiley InterScience takes advantage of the ability conferred by technology to update content frequently, and it adds new features and resources on an ongoing basis. Two examples are EarlyView, through which customers can access individual articles well in advance of print publication, and MobileEditions, which enables them to view tables of content and abstracts on wireless handheld devices and Web-enabled phones. The Company also sells electronic back-files of its legacy journal content.

Publishing alliances play a major role in the Company's STM success. The Company publishes the journals of dozens of societies, including the American Cancer Society's flagship publication, the journal Cancer. These alliances bring mutual benefit, with the societies gaining Wiley's publishing and marketing expertise, while Wiley receives peer-reviewed content and enhanced visibility among society memberships.

Strategic Acquisitions: In fiscal year 2002, the Company acquired A&M Publishing Ltd., a U.K.-based publisher for the pharmaceutical and health-care sectors, and GIT Verlag GmbH, a German publisher for the chemical, pharmaceutical, biotechnology, security, and engineering industries. These businesses derive revenue principally from advertising.


Higher Education
----------------
The Company publishes educational materials for the higher education market in all media, focusing on courses in the sciences, geography, mathematics, engineering, accounting, business, economics, computer science, psychology, education, and modern languages. In Australia, the Company is also a leading publisher for the secondary school market.

Higher Education customers include undergraduate, graduate, and advanced placement students, educators, and lifelong learners worldwide. Product is delivered principally through college bookstores, online booksellers, and Web sites. Globally, Higher Educational publishing generated 20% of total Company revenue in fiscal year 2005. Through organic growth and acquired products, both print and electronic, the Company's worldwide Higher Education publishing revenue grew at a compound annual rate of 4% over the past five years.

Higher Education's mission is to help teachers teach and students learn. Our strategy is to provide value-added quality materials and services through textbooks, supplemental study guides, course management tools and more, in print and electronic/Web-based formats. The Higher Education Web site offers online learning materials on more than 3,200 sub-sites to support and supplement textbooks.

Higher Education delivers high-quality online learning materials that offer more opportunities for customization and accommodate diverse learning styles. The prime example is eGrade Plus, an activity-based interface that provides an integrated suite of teaching and learning resources on one Web site. By offering an electronic version of a text along with supplementary materials, content provided by the instructor, and administrative tools, eGrade Plus supports the full range of course-oriented activities online--planning, presentations, study, homework, and testing.

In fiscal year 2002 the Company introduced the Wiley Faculty Network, a peer-to-peer network of faculty/professors supporting the use of online course material tools and discipline-specific software in the classroom. The Company believes this unique, reliable, and accessible service gives the Company a competitive advantage.

Higher Education is also leveraging the Web in its sales and marketing efforts. The Web increases the Company's ability to have direct contact with students and faculty at universities worldwide through the use of interactive electronic brochures and e-mail campaigns.


Strategic Acquisitions: In fiscal year 2003 the Company acquired the assets of Maris Technologies to support the Company's drive to produce Web-enabled products. This acquisition included the market-leading software Edugen, which provides the underlying technology for eGrade Plus. Located in Moscow, the development facility is staffed by approximately 45 programmers and designers who had been employed in the space program of the former Soviet Union. In fiscal year 2002 the Company acquired publishing assets consisting of 47 higher education titles from Thomson Learning. The titles are in such areas as business, earth and biological sciences, foreign languages, mathematics, nutrition, and psychology.


Publishing Operations
---------------------

Journal Products
----------------
The Company publishes over 1,000 journals and other subscription-based STM and Professional/Trade products, which accounted for approximately 32% of the Company's fiscal year 2005 revenue. Most journals are owned by the Company, in which case they may or may not be sponsored by a professional society. Some are owned by societies and published by the Company in collaboration with the societies pursuant to contracts. Societies that sponsor or own such journals generally receive a royalty and/or other consideration. The Company usually enters into agreements with outside independent editors of journals that state the duties of the editors, and the fees and expenses for their services. Contributors of journal articles transfer publication rights to the Company or professional society, as applicable.

Journal subscriptions result primarily from licenses for the web-based Wiley InterScience negotiated directly with customers or their subscription agent by the Company's sales representatives, direct mail or other advertising, promotional campaigns, and memberships in professional societies for those journals that are sponsored by such societies. Licenses range from one to three years in duration.

Printed journals are generally mailed to subscribers directly from independent printers. Journal content for virtually all journals is also made available online. Subscription revenue is generally collected in advance, and is deferred and recognized as earned when the related issue is shipped or made available online, or over the term of the subscription as services are rendered.


Book Products
-------------
Materials for book publications are obtained from authors throughout most of the world through the efforts of an editorial staff, outside editorial advisors, and advisory boards. Most materials originate with their authors or as a result of suggestion or solicitations by editors and advisors. The Company enters into agreements with authors that state the terms and conditions under which the materials will be published, the name in which the copyright will be registered, the basis for any royalties, and other matters. Most of the authors are compensated by royalties, which vary with the nature of the product and its anticipated sales potential. The Company may make advance payments against future royalties to authors of certain publications.

The Company continues to add new titles, revise existing titles, and discontinue the sale of others in the normal course of its business, also creating adaptations of original content for specific markets fulfilling customer demand. The Company's general practice is to revise its textbooks every three to five years, if warranted, and to revise other titles as appropriate. Subscription-based products are updated more frequently on a regular schedule. Approximately 33% of the Company's fiscal year 2005 U.S. book-publishing revenue was from titles published or revised in the current fiscal year.

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

Like most other publishers, the Company generally contracts with independent printers and binderies for their services. The Company purchases its paper from independent suppliers and printers. The fiscal year 2005 weighted average U.S. paper prices increased approximately 4% over fiscal year 2004. Management believes that adequate printing and binding facilities, and sources of paper and other required materials, are available to it, and that it is not dependent upon any single supplier. Printed book products are distributed from both Company-operated warehouses and independent distributors.

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

Marketing and distribution services are made available to other publishers under agency arrangements. The Company also engages in co-publishing of titles with international publishers and in publication of adaptations of works from other publishers for particular markets. The Company also receives licensing revenue from photocopies, reproductions, and electronic uses of its content.


Global Operations
-----------------
The Company's publications are sold throughout most of the world through operations located in Europe, Canada, Australia, Asia, and the United States. All operations market their indigenous publications, as well as publications produced by other parts of the Company. The Company also markets publications through agents as well as sales representatives in countries not served by the Company. John Wiley & Sons International Rights, Inc. sells reprint and translations rights worldwide. The Company publishes or licenses others to publish its products, which are distributed throughout the world in many languages. Approximately 41% of the Company's fiscal year 2005 revenue was derived from non-U.S. markets.


Competition and Economic Drivers Within the Publishing Industry
---------------------------------------------------------------
The sectors of the publishing industry in which the Company is engaged are highly competitive. The principal competitive criteria for the publishing industry are considered to be the following: product quality, customer service, suitability of format and subject matter, author reputation, price, timely availability of both new titles and revisions of existing books, online availability of published information, and timely delivery of products to customers. Recent years have seen a consolidation trend within the publishing industry, including the acquisition of several publishing companies by larger publishers and other companies.

The Company is in the top rank of publishers of scientific and technical journals worldwide, as well as a leading commercial chemistry publisher at the research level; one of the leading publishers of university and college textbooks and related materials for the "hardside" disciplines, (i.e. sciences, engineering, and mathematics), and a leading publisher in its targeted professional/trade markets. The Company knows of no reliable industry statistics that would enable it to determine its share of the various international markets in which it operates.

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

Results of Operations
Fiscal Year 2005 Compared to Fiscal Year 2004

For the full year, revenue advanced 6% over prior year to $974 million, or 4% excluding foreign currency effects. The year-on-year growth was driven primarily by the Company's global Scientific, Technical and Medical business and the Professional/Trade business, particularly in Europe and Asia. Gross profit margin for fiscal year 2005 was 66.6% compared with 66.5% in the prior year. Improvements in U.S. Professional/Trade and the European segment were partially offset by lower gross margins in other segments.

Operating and administrative expenses, excluding the adverse impact of foreign exchange on costs (approximately $6.5 million), increased 3% over the prior year. Additional sales and marketing costs to support revenue growth as planned, annual performance compensation costs, auditing and compliance costs associated with certification of internal controls as required by Sarbanes-Oxley 404 ($3.2 million) and investments in technology to deliver products to our customers were partially offset by relocation incentive receipts from the State of New Jersey. Operating and administrative expenses as a percent of revenue improved 50 basis points to 51% reflecting prudent expense management.

Operating income advanced 9% to $141.4 million in fiscal year 2005 or 7% excluding foreign currency gains. Primarily revenue growth, lower inventory and royalty provisions and prudent expense management drove the year-on-year growth. Operating margin was 14.5% compared with 14.0% in fiscal year 2004. The operating margin increase reflects improvement in gross margin and lower operating and administrative expenses as a percentage of revenue. Net interest expense and other increased $1.4 million to $5.7 million. Higher interest rates were partially offset by lower debt.

The Company's effective tax rate was 38.2% in fiscal year 2005. Excluding the tax charges and benefits described in the non-GAAP financial disclosure, the effective tax rate for fiscal year 2005 increased to 32.7% as compared to 31.4% in fiscal year 2004, mainly due to higher effective foreign tax rates.

Earnings per diluted share and net income for fiscal year 2005 were $1.35 and $83.8 million. Excluding the tax accrual on the dividends repatriated from European subsidiaries in fiscal year 2005 and the tax benefit reported in fiscal year 2004, which are described below, earnings per diluted share and net income for the fiscal year ended April 30, 2005 rose 8% to $1.47 and 6% to $91.3 million, respectively.

Non-GAAP Financial Measures: The Company's management evaluates operating performance excluding unusual and/or nonrecurring events. The Company believes excluding such events provides a more effective and comparable measure of performance. Since adjusted net income and adjusted earnings per share are not a measure calculated in accordance with GAAP, it should not be considered as a substitute for other GAAP measures , including net income and earnings per share, as reported, as an indicator of operating performance.

Adjusted net income and adjusted earnings per diluted share excluding the tax charges and benefits are as follows:

Reconciliation of non-GAAP financial disclosure
-----------------------------------------------

Net Income (in millions)                                 2005               2004
--------------------------------------------------------------------------------
As reported                                             $83.8             $88.8
Resolution of tax matters                                 -                (3.0)
Tax charge on dividends repatriated                       7.5               -
--------------------------------------------------------------------------------
Adjusted                                                $91.3             $85.8
================================================================================

Earnings per Diluted Share                               2005               2004
--------------------------------------------------------------------------------
As reported                                              $1.35             $1.41
Resolution of tax matters                                 -                 (.05)
Tax charge on dividends repatriated                        .12              -
--------------------------------------------------------------------------------
Adjusted                                                 $1.47             $1.36
================================================================================

During the fourth quarter of fiscal year 2005, the Company elected to repatriate approximately $94 million of dividends from its European subsidiaries under the American Jobs Creation Act of 2004, which became law in October 2004. The law provides a favorable one-time tax rate on dividends from foreign subsidiaries. The tax accrual on the dividend included approximately $7.5 million, or $0.12 per diluted share of tax which will have no cash impact on the Company. The income statement effect recorded in the fourth quarter of fiscal year 2005 will be fully offset by a tax benefit that will be recognized by the Company in the first quarter of fiscal year 2006.

In the third quarter of fiscal year 2004, the Company reported a net tax benefit of $3 million, or $0.05 per diluted share, due to a favorable resolution of certain state and federal tax matters and an adjustment of accrued foreign taxes.

Cash flow provided by operating activities in fiscal year 2005 increased 15% to $243.5 million from $212.2 million in the prior year. Cash provided by operating activities, net of cash used for investments in product development and property, equipment and technology of $91.2 million, was utilized during the year to acquire 2.9 million shares of Class A common stock ($94.8 million); acquire publishing assets (aggregating $22.5 million); purchase marketable securities of $10.0 million; and pay dividends to shareholders ($18.1 million).

Fiscal Year 2005 Segment Results

Professional/Trade (P/T):

Dollars in thousands              2005            2004           % change
--------------------------------------------------------------------------------
Revenue                         $350,338        $340,252             3%
Direct Contribution             $102,326         $93,945             9%
Contribution Margin               29.2%           27.6%

Revenue of Wiley's U.S. P/T business increased 3% to $350.3 million in fiscal year 2005, as a result of organic growth in key publishing categories, particularly For Dummies books, the professional culinary program and Webster's New World Dictionary. High-end technology titles showed improvement for the year, while consumer technology publishing remained sluggish. Other publishing revenue, principally generated through brand licensing, the sale of rights and online advertising and improved sales return experience also contributed to the favorable results.

P/T's direct contribution to profit was up 9% over fiscal year 2004, reflecting gross margin improvement due to lower inventory, sales returns and author advance provisions, and prudent expense management. Contribution margin increased by 160 basis points to 29.2% reflecting lower provisions and product mix. Fourth quarter revenue of $93.5 million was up 1% over the previous year's strong finish.

P/T's books benefited from widespread media attention during the year. Young and Simon/ iCon: Steve Jobs, The Greatest Second Act in the History of Business received extensive media coverage around the world. Bittman/How to Cook Everything and Ramsay/In the Heat of the Kitchen were two titles that published with television series tie-ins. Rivoli/Travel of a T-Shirt was the subject of a three-part series on National Public Radio, which generated positive coverage in The Wall Street Journal, Time Magazine and the San Francisco Chronicle.
Throughout July, Wiley participated in a successful co-promotion with Travelocity. Advertising for the campaign appeared in USA Today and The Wall Street Journal, among other publications and online sites.

Titles included on bestseller lists for the year were the market-leading J.K. Lasser's Your Income Tax, as well as Lencioni/Five Dysfunctions of a Team and Tyson/Investing For Dummies; Winger/Shut Up, Stop Whining and Get a Life; Scott/Mentored by a Millionaire; Harkins/Everybody Wins; Lencioni/Death by Meeting; Allen/Multiple Streams of Income; Mauldin/Bull's Eye Investing; and Tisch/The Power of We. The second editions of three bestselling Windows XP For Dummies titles were published during the year, tied to Microsoft's launch of the Windows XP Service Pack 2.

P/T took advantage of the considerable potential of its industry-leading brands throughout fiscal year 2005. Frommers.com, Dummies.com, and CliffsNotes.com all had a strong year, in terms of site traffic, subscriber counts and sales. A redesigned CliffsNotes.com launched in August, forming the cornerstone of a major brand awareness initiative and significantly increasing traffic to the website. In January, a redesigned Frommers.com site was launched that includes several new features, improved search functionality and standard ad sizes to accommodate advertiser demand. These improvements were well received, as evidenced by record highs in monthly traffic and book sales. An agreement with MTV was signed during the year to publish an eight volume series of travel guides targeted to students and co-branded as MTV and Frommer's. A new site supporting direct ordering by government employees went live in March, providing product information and facilitating the purchase of Wiley titles.

P/T's custom publishing had a banner year, with business growing rapidly. These products are typically used by a company or organization for promotional or incentive use. Books are specifically written for a customer or an existing P/T publication can be customized, such as having the cover art include custom imprint, messages or slogans. Of special note are customized For Dummies publications, which are in great demand by corporations and organizations around the world that want to leverage the power of this well known brand.

During the year Wiley signed an agreement with TTE Corporation, the manufacturer of RCA digital television products, to publish HDTV For Dummies; launch a "Digital TV Center" site featuring technical articles and related information; and create a customized reference and setup guide that will be packaged with select RCA products.

In April 2005, Wiley signed an agreement to acquire substantially all the assets of Sybex, Inc., a global publisher of computer books and software for information technology professionals for approximately $11 million. The sale closed on May 31, 2005.

Scientific, Technical, and Medical (STM):

Dollars in thousands            2005            2004           % change
--------------------------------------------------------------------------------
Revenue                      $190,515        $178,100              7%
Direct Contribution           $88,899         $86,310              3%
Contribution Margin            46.7%           48.5%

Wiley's U.S. STM revenue increased 7% to $190.5 million in fiscal year 2005. Electronic journals, new society publications and non-subscription revenue, such as STM reference books, journal backfiles and advertising sales, all contributed to the year-on-year growth.

STM's direct contribution to profit for fiscal year 2005 was up 3% over prior year, reflecting the combined effects of increased revenue and favorable product mix, partially offset by costs associated with new society journals. Contribution margin for the year decreased 180 basis points to 46.7% principally due to increased revenue from new professional society journals and STM reference books. While society journals generate margins that exceed the Company's consolidated margins, these margins are less than wholly-owned journals.

Globally, the STM business recorded strong growth, up approximately 9% for the full year. Journals and books, in print and online, contributed to year-on-year growth. The global STM book program recorded its sixth straight quarter of robust growth, especially in Europe and Asia, resulting in an increase of 12% in fiscal year 2005 over the previous year. It was also a strong year for the electronic major reference work program.

The Company's STM business continued its transformation to digital access through Wiley InterScience. Wiley believes that the research community and society at large are best served by the widest possible dissemination of scientific, technical and medical information and continues to make significant investments to add content and functionality and facilitate greater accessibility and discoverability.

Electronic journal subscriptions to Wiley InterScience are principally sold through Enhanced Access Licenses. One to three years in duration, these licenses provide academic and corporate customers with multi-site online access. In fiscal year 2005, STM enjoyed healthy renewals of Enhanced Access Licenses for Wiley InterScience.

More customers are also gaining access to Wiley InterScience through Google and taking advantage of alternative pricing programs such as Pay-Per-View and the new, customer-driven pricing model for Wiley InterScience Online Books. Reference linking improvements, new marketing initiatives like Google Adword, ISI alerts and Wiley InterScience feature boxes and the addition of content, including new society journals and backfile collections, also contributed to access growth. As a result, usage during the fourth quarter increased 23% over the third quarter and 56% over the previous year's fourth quarter.

Additional digitized journal backfiles were added to Wiley InterScience through the launch of the Cell & Developmental Biology and Analytical Science collections. Earlier this year, the Neuroscience collection was launched. The Company announced its ambitious new program to digitize all its historical journal content, dating back to the 1800s. Wiley's digitization of legacy content is designed to improve the research pathway and ensure content discovery is as seamless and efficient as possible. This initiative is scheduled for completion in 2007. The completed backfile collection will span two centuries of scientific research and comprise over 7.5 million pages - one of the largest archives of its kind issued by a single publisher.

Wiley continued to develop its journal and book programs by forming partnerships with prominent national, regional and international societies. In the fourth quarter, the Company executed a multi-year co-publishing agreement with the American Institute of Chemical Engineers. Earlier in the year, the Company signed agreements with the Orthopaedic Research Society and the Society of Hospital Medicine. The American Society of Cytopathology adopted as its official journal Cancer Cytopathology, which Wiley publishes on behalf of the American Cancer Society.

Higher Education:

Dollars in thousands            2005            2004            % change
--------------------------------------------------------------------------------
Revenue                       $150,905        $152,861             -1%
Direct Contribution            $38,221         $41,749             -8%
Contribution Margin             25.3%           27.3%

Wiley's U.S. Higher Education business closed out a challenging year with revenue of $150.9 million, down 1% from the previous year. The decrease reflects industry-wide price resistance among students and continued softness in engineering, mathematics and computer sciences, and was partially offset by improved sales returns. Higher Education's direct contribution to profit in fiscal year 2005 was down 8% from the previous year and contribution margin decreased 200 basis points to 25.3%, reflecting the top-line results, investments in new products, services and business models, and inventory write-offs.

Wiley is committed to delivering quality learning materials and services, while addressing concerns among students about price and value. The Company is migrating to online delivery in pace with the needs of students and professors. The prime example is eGrade Plus, which has been well received in the U.S. and abroad. An increasing number of students and professors are using its customizable multi-format content that is organized around teaching and learning activities such as studying, self-testing, assessment and classroom management. A new version of eGrade Plus, with increased functionality and enhanced branding, is set to launch in time for the next academic year.

During the fourth quarter, Higher Education began to roll out a strong frontlist for the coming academic year, with a number of promising first editions, as well as revisions of widely used titles. In addition, the number of lower-cost textbooks being offered continues to increase. Outside the States, more local adaptations of U.S. textbooks are being published, primarily for markets in Asia and the Middle East.

Earlier in the year, Higher Education signed a multi-year publishing agreement with the National Geographic Society (NGS), one of the world's foremost research and educational societies. Wiley will create textbooks and digital learning tools that will incorporate maps, photographs, graphics, illustrations and videos from the NGS's vast library. During the first quarter, Wiley renewed and expanded its agreement with Rand McNally & Co. to be the exclusive distributor to the higher education community of their Goode's World Atlas. Other alliances formed during the year include agreements with GlobalSpec to provide search functionality to engineering students through eGradePlus; OuterNet Publishing to co-develop lab manuals for introductory biology textbooks; Tata, a software developer in India, for licensing and selling business simulations; Just Ask! to create customized online solutions for several Wiley textbooks; and Aplia to sell Besanko/Microeconomics 2e along with their software product.

Europe:

Dollars in thousands              2005         2004    % change   % excluding FX
--------------------------------------------------------------------------------
Revenue                         $268,857     $238,436      13%         8%
Direct Contribution              $86,226      $74,585      16%        11%
Contribution Margin               32.1%        31.3%

Fiscal year 2005 was a strong year for Wiley's European-based companies, with revenue for the year advancing 13% over the prior year to $268.9 million, or 8% excluding foreign currency effects. Journals and non-subscription revenue, such as STM reference books and advertising sales, contributed to the year-on-year growth. Indigenous and imported P/T titles also performed well. Direct contribution to profit for the year was up 16% over prior year or 11% excluding foreign currency effects, reflecting top-line growth and favorable product mix.

Wiley's success in Europe was widespread, with nearly all business categories growing strongly. Particularly worth noting were the strong performances of the Cochrane Collaboration in evidence-based medicine, the success of the U.K. For Dummies program and the robust performance of the STM book program.

Wiley continues to grow in Europe through an effective combination of organic growth and acquisitions. During the fourth quarter, the Company completed the acquisition of Whurr Publishers Limited, a London-based publisher of books and journals for the Nursing, Speech and Language Therapy and Audiology, Psychology and Special Education markets. The acquisition brings to Wiley a distinguished list of professional reference books, peer-reviewed journals and textbooks. Acquisitions completed earlier in the year include Microscopy and Analysis, a controlled circulation journal; the life science reference portfolio of the Nature Publishing Group; the book list of Professional Engineering Publishing; the publishing arm of the Institute of Mechanical Engineers; and four journals from Henry Stewart Publications.

Wiley signed an agreement during the fourth quarter with the British Library for delivery of Wiley content through their document delivery service. Earlier in the year, the Company extended its publishing partnerships with the Society of Chemical Industry and the Cochrane Collaboration. Closer collaboration with the American Health Care Journalists Society and the Centre for the Advancement of Health has generated media exposure for Cochrane. Cooperative marketing initiatives with a number of scholarly societies have also been formed to promote other Wiley publications.

Wiley-VCH formed an alliance with the Shanghai Institute of Organic Chemistry, a part of the Chinese Academy of Sciences, to publish the Chinese Journal of Chemistry, the Institute's flagship journal. An agreement was also signed during the third quarter with the Securities Institute to publish a series of introductory finance books, bringing to Wiley a new source of authors and customers.

The power of the For Dummies brand in Europe was evident throughout fiscal year 2005. More than one million copies of Wi-Fi For Dummies, which was custom published for Intel, were distributed to their customers throughout the U.K. All visitors to the 2005 London Book Fair received a copy of the London Book Fair Tips For Dummies, which was supported and distributed by Reed Exhibitions. Over 160,000 copies of French History for Dummies have been sold since its publication.

Asia, Australia, and Canada:

Dollars in thousands            2005          2004     % change   % excluding FX
--------------------------------------------------------------------------------
Revenue                      $108,649       $98,986        10%         6%
Direct Contribution           $24,175       $22,218         9%        -1%
Contribution Margin            22.3%         22.4%

Wiley's revenue in Asia, Australia and Canada was up a combined 10% to $108.6 million, or 6% excluding foreign currency effects. Revenue growth in all regions contributed to the improvement, particularly Asia, which grew 11% for the year. Direct contribution to profit in fiscal year 2005 increased 9% over the previous year, reflecting the top-line growth, but down 1% excluding foreign currency effects. The Canadian and Australian subsidiaries purchase certain products from other Wiley locations in U.S. dollars while primarily selling in local currency, thereby contributing to the more favorable results including foreign currency effects.

Asia showed impressive revenue growth, particularly during the second half of the year. STM books had an excellent year, driven by strong library markets in India, Taiwan, Japan and Korea, and increased research funding in Malaysia and Thailand. P/T revenue was up despite the challenging retail environment in many Asian markets. Sales grew strongly in adoption, library and corporate channels and in the business and finance, culinary and hospitality and architecture categories. Wiley Asia's Higher Education business picked up in the fourth quarter, mainly driven by strong adoption sales in the sciences, mathematics and engineering.

In Australia, the Higher Education and School businesses both had a good year due to the strength of local publishing, while P/T's performance was disappointing, as a result of a challenging retail environment. Wiley Australia was once again awarded the Employer of Choice citation from the Federal Government's Equal Opportunity in the Workplace Agency. Earlier in the year, the Australian Campus Booksellers Association and the Australian Publishers Association awarded Wiley Australia with Publisher of the Year awards.

In Canada, P/T sales exceeded expectations as a result of improved sell-through and lower returns at certain retail, online and mass-market accounts. Solid gains were realized in the For Dummies and STM book programs. Higher Education had a difficult year in Canada, reflecting similar concerns and conditions as in the U.S.


Results of Operations
Fiscal Year 2004 Compared to Fiscal Year 2003

Revenue in fiscal year 2004 advanced 8% over the prior year to $923 million, or 5% excluding foreign currency effects. The year-on-year growth was driven primarily by the strong second half performances of Professional/Trade in the U.S. and Scientific, Technical, and Medical globally.

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

Cash flow after investing activities for fiscal year 2004 was $120 million as compared to $44 million in fiscal year 2003. The improvement reflects the combined effect of a 25% increase in cash provided by operating activities and the expected decrease in capital expenditures.

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

Pro forma operating income and net income excluding the tax benefits and relocation charge are as follows:

Reconciliation of non-GAAP financial disclosure

(In millions)                                   2004              2003
--------------------------------------------------------------------------------
Operating Income as reported                   $129.4           $120.3
Relocation charge                                 -                2.5
                                         ---------------------------------------
Pro Forma Operating Income                     $129.4           $122.8
                                         =======================================
Net Income as reported                          $88.8            $87.3
Relocation charge, net of tax                     -                1.4
Resolution of tax matters                        (3.0)             -
Tax benefit from merger                           -              (12.0)
                                         ---------------------------------------
Pro Forma Net Income                            $85.8            $76.7
                                         =======================================

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

Fourth quarter 2004 operating and administrative expenses, excluding foreign exchange, increased $18.3 million over the fourth quarter of fiscal year 2003. The increase was principally due to the timing of accrued performance compensation, which reflects the achievement of cumulative corporate goals in the fourth quarter of fiscal year 2004.

Interest expense, net of interest income improved $3.4 million due to lower debt and interest rates. The Company's effective tax rate was 29.0% in fiscal year 2004. Excluding the tax benefits described in the Non-GAAP financial disclosure, the effective tax rate decreased to 31.4% as compared to 33.1%, mainly due to lower foreign taxes.

Fiscal Year 2004 Segment Results

Professional/Trade (P/T):

Dollars in thousands                      2004             2003         % change
--------------------------------------------------------------------------------
Revenue                                $340,252         $321,963            6%
Direct Contribution                     $93,945          $87,354            8%
Contribution Margin                      27.6%            27.1%

Revenue of Wiley's U.S. P/T business increased 6% over fiscal year 2003 to $340 million in fiscal year 2004, principally due to organic growth in key publishing categories. Revenue rebounded solidly in the second half of the year, particularly in the business, architecture, culinary, education, and consumer programs. An improving retail book market contributed to the 16% revenue increase in the fourth quarter. Higher revenue along with lower inventory costs due to cost contingency programs, and lower composition costs, contributed to the improvement in margins.

P/T's business program generated strong momentum throughout the second half of fiscal year 2004. Two finance titles performed particularly well, Hirsch & Hirsch/Stock Trader's Almanac and Mauldin/Bull's Eye Investing (which published during the fourth quarter and quickly made the Wall Street Journal business bestseller list). Also contributing to the top-line results were real estate titles, such as Allen/Multiple Streams of Income (which appeared on the Wall Street Journal business bestseller list); leadership titles, such as the third edition of Kouzes & Posner/Leadership Practices Inventory and Lencioni/Five Dysfunctions of a Team (which celebrated 20 months on the BusinessWeek hardcover business bestseller list); as well as Testosterone, Inc., an examination of CEO misbehavior by Martha, Inc. author Christopher Byron.

Wiley's consumer programs, including the CliffsNotes and For Dummies brands, had a solid year. Extension of the CliffsNotes brand to new CliffsStudySolver Guides helped generate additional sales. Record-breaking traffic on Dummies.com drove incremental sales and reinforced the brand.

P/T's travel program showed renewed strength in the second half of fiscal year 2004 as vacation and business travel rebounded. Frommer's, Wiley's market-leading travel brand, had an excellent year. Frommers.com had a record number of visitors during fiscal year 2004, as evidenced by a greater than 40% increase in page views and user sessions.

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

The technology publishing program gained some momentum during the second half of fiscal year 2004 despite challenging market conditions. Although sales were down slightly from the prior year, Wiley's program maintained the significant market share gained in fiscal year 2003. Sales of consumer technology books on topics such as digital photography, wireless home networking and security, and professional technology titles, increased modestly for the year.

Scientific, Technical, and Medical (STM):

Dollars in thousands               2004                2003        % change
--------------------------------------------------------------------------------
Revenue                         $178,100            $168,208           6%
Direct Contribution              $86,310             $77,937          11%
Contribution Margin               48.5%               46.3%

Wiley's U.S. STM revenue increased 6% to $178 million in fiscal year 2004 from $168 million in the prior year. Fourth quarter revenue increased over prior year by 17% to $51 million. Society journals, digitized journal backfiles, online major reference works, Current Protocols and the book program contributed to the year-on-year growth. STM books finished the year strongly, posting a 14% increase in the fourth quarter and a 4% increase for fiscal year 2004. The improvement in margin was driven by product mix reflecting an increase in journal products sold.

Worldwide STM journal revenue increased 11% over fiscal year 2003. The Company's STM business continued its transformation to digital access through Wiley InterScience. Approximately 70% of STM's global journal subscription revenue was generated by Wiley InterScience licenses in fiscal year 2004. The number of journal articles viewed increased by approximately 39% in fiscal year 2004, continuing the rapid growth in customer usage since the service was launched commercially in fiscal year 1999.

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

Higher Education:

Dollars in thousands            2004                2003           % change
--------------------------------------------------------------------------------
Revenue                      $152,861            $148,220              3%
Direct Contribution           $41,749             $39,938              5%
Contribution Margin            27.3%               26.9%

Wiley's U.S. Higher Education revenue increased 3% over fiscal year 2003 to $153 million in fiscal year 2004. Programs in the sciences and the social sciences did especially well. Sales of engineering and computer science titles continued to reflect sluggish market conditions. In the fourth quarter, which is seasonally the least significant for Higher Education, revenue declined from the same period in the previous year, principally due to sluggish market conditions. The improvement in margin was principally due to higher sales and the benefits of selling P/T products through the Higher Education sales force.

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

During fiscal year 2004, the Company launched eGrade Plus, which is the first product built on Wiley's Edugen technology platform. This platform enables Wiley to deliver integrated content that is organized around teaching and learning activities. Several pricing options are available to students. eGrade Plus is an innovative service which is being well received by our customers.

Europe:

Dollars in thousands          2004         2003    % change   % excluding FX
--------------------------------------------------------------------------------
Revenue                    $238,436     $210,482      13%           5%
Direct Contribution         $74,585      $69,191       8%           5%
Contribution Margin          31.3%        32.9%

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

Asia, Australia, and Canada:

Dollars in thousands              2004        2003     % change   % excluding FX
--------------------------------------------------------------------------------
Revenue                         $98,986     $87,314        13%          1%
Direct Contribution             $22,218     $16,278        36%          1%
Contribution Margin              22.4%       18.6%

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

The indigenous Asian publishing program finished fiscal year 2004 on a high note, bolstered by strong global sales of key frontlist titles and a robust backlist performance. Wiley formed an alliance with Citibank to develop personal finance books in Asia. In addition, Wiley Asia launched the For Dummies franchise in China, publishing 20 consumer and business titles.

Wiley Canada's Higher Education performance during the quarter and the full year improved, in part, due to the introduction of adaptations of U.S. Higher Education titles. Growth in Higher Education did not, however, compensate for P/T sales, which were depressed by the weak economy and unusually high industry-wide returns.

In Australia, indigenous P/T publishing performed well, while Higher Education and School sales were sluggish, reflecting market conditions. During the fourth quarter, the Company signed publishing agreements with the Australian Stock Exchange and the Australian Institute of Management.

Liquidity and Capital Resources

The Company's cash and cash equivalents balance was $89.4 million at the end of fiscal year 2005, compared with $82.0 million a year earlier. Cash provided by operating activities in fiscal year 2005 was $243.5 million compared with $212.2 million in the prior year. The improvement was mainly due to improved trade receivable collections and settlements; increased accounts payable reflecting timing of payments; higher journal subscription collections; lower pension plan contributions and effective inventory management partly offset by higher author royalty payments; and increased annual performance compensation payments. Pension contributions in fiscal year 2005 were $16.6 million, compared to $21.2 million in the prior year. The Company anticipates making pension contributions in fiscal year 2006 of approximately $7 million. The change in operating assets and liabilities also includes a higher net taxes payable this fiscal year due primarily to an increased current tax provision.

Cash used for investing activities for fiscal year 2005 was $123.8 million compared to $91.7 million in fiscal year 2004. The Company invested $22.5 million in acquisitions of publishing assets and rights compared to $3.1 million in the prior year primarily to acquire certain publication rights. The current year acquisitions included a controlled circulation journal, The Journal of Microscopy and Analysis for $5.4 million; the life science reference portfolio of the MacMillan Nature Publishing Group for $4.5 million; the $4.6 million acquisition of Whurr Publishers Limited, a London-based publisher of books and journals in health sciences and special education; and rights to publish various finance professional trade titles from Marketplace Books, Inc. for approximately $1.7 million.

Lower cash used for property, equipment and technology spending was partially offset by higher investments in product development and investments in short-term marketable securities. Additions to property, plant and equipment in fiscal years 2005 and 2004 are principally computer hardware and software to support customer products and improve productivity. Additions to property, plant and equipment in fiscal year 2003 included $33 million for the purchase of a building in the United Kingdom, additions to a building in Germany, and leasehold improvements at the Company's new Hoboken, N.J. headquarters.

Cash used for financing activities was $113.5 million in fiscal year 2005, as compared to $72.4 million in fiscal year 2004. Current year financing activities included the continuation of the Company's stock repurchase program as 2,877,200 shares were repurchased at an average price of approximately $32.94. On February 4, 2005, the Company repurchased one million shares of its Class A stock at a price of $32.45 per share from several entities associated with the Bass group of Fort Worth, Texas. The transaction was paid for out of existing cash balances.

Under the current stock repurchase program, the Company has remaining authorization to purchase up to approximately 900,000 shares of its Class A Common Stock as of April 30, 2005. The Company paid quarterly dividends of $0.075 per share versus $0.065 per share in the prior year. A $50 million prepayment was made on the term loan facility during fiscal 2005 while the Company's European subsidiaries entered into a new multicurrency revolving credit facility under which $46 million was borrowed during fiscal 2005. Fiscal year 2004 included a $35 million scheduled installment payment of long-term debt.

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

The Company normally requires increased funds for working capital from May through September. Subject to variations that may be caused by fluctuations in inventory levels or in patterns of customer payments, the Company's operating cash flow is not expected to vary materially in the near term.

Working capital at April 30, 2005 was negative $2.4 million. Current liabilities include $142.8 million of deferred subscription revenue related to journals for which the cash has been received and will be recognized into income as the journals are shipped or made available to the customers online, or over the term of the subscription as product is delivered. Working capital at April 30, 2004 was $17.6 million, including $127.2 million of deferred subscription revenue. The decrease in working capital over the prior year was mainly due to the higher income taxes payable and deferred subscription revenue offset by additional cash on hand and higher accounts receivable.

The Company has adequate cash and cash equivalents available, as well as short-term lines of credit to finance its short-term seasonal working capital requirements. The Company does not have any off-balance-sheet debt.

Projected product development and property, equipment and technology capital spending for fiscal year 2006 is forecast to be approximately $70 million and $35 million, respectively. These investments will be funded primarily from internal cash generation, the liquidation of cash equivalents, and the use of short-term lines of credit.

A summary of contractual obligations and commercial commitments is as follows:

Dollars in millions                       Payments due by period
--------------------------------------------------------------------------------
Contractual                               Within      2-3       4-5       After
Obligations                     Total     Year 1     Years     Years     5 years
--------------------------------------------------------------------------------
Total debt                      $196.2    $ -        $167.5    $28.7     $ -
Non cancelable Leases            235.2     26.4        49.1     44.3      115.4
Minimum royalty obligations       43.3      9.0        15.6      7.5       11.2
Other long term commitments       15.2      4.9        10.3      -          -
                              --------------------------------------------------
   Total                        $489.9    $40.3      $242.5    $80.5     $126.6
                              --------------------------------------------------

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

Interest Rates

The Company had $196.2 million of variable rate loans outstanding at April 30, 2005, which approximated fair value. The Company did not use any derivative financial investments to manage this exposure. A hypothetical 1% change in interest rates for this variable rate debt would affect net income and cash flow by approximately $1.3 million.

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

During the first quarter of fiscal year 2004 the Company entered into derivative contracts to hedge potential foreign currency volatility on a portion of fiscal year 2004 inventory purchases in Australia and Canada. The contracts were designated as cash flow hedges. All of the derivative foreign exchange contracts settled during fiscal year 2004 resulting in a pretax cost of approximately $300,000, which was recognized in cost of sales as the related inventory was sold. The Company did not enter into any derivative contracts during fiscal year 2005.

Credit Risk

The Company's business is not dependent upon a single customer; however, the industry has experienced a significant concentration in national, regional, and online bookstore chains in recent years. Although no one book customer accounts for more than 5% of total consolidated revenue, the top 10 book customers account for approximately 25% of total consolidated revenue and approximately 47% of total gross trade accounts receivable at April 30, 2005.

In the journal publishing business, subscriptions are primarily sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agents and is remitted to the journal publisher, including the Company, generally prior to the commencement of the subscriptions. Although at fiscal year-end the Company had minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 23% of total consolidated revenue and no one agent accounts for more than 6% of total consolidated revenue. Insurance for these accounts is not commercially feasible and/or available. A journal subscription agent, Rowecom Inc., filed for bankruptcy in January 2003. The bankruptcy had no material effect on the Company's consolidated financial statements.

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

Critical Accounting Policies

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Management continually evaluates the basis for its estimates; however, actual results could differ from those estimates, which could affect the reported results from operations. Set forth below is a discussion of the Company's critical accounting policies and the basis for estimates used.

Revenue Recognition: In accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements," the Company recognizes revenue when the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectibility is reasonably assured. If all of the above criteria have been met, revenue is principally recognized upon shipment of products or when services have been rendered. Subscription revenue is generally collected in advance, and is deferred and recognized as earned when the related issue is shipped or made available online over the term of the subscription. Where a product has been sold with multiple deliverables the Company follows EITF No. 00-21 "Accounting for Revenue Relationships with Multiple Deliverables" to determine the timing of revenue recognition. Collectibility is evaluated based on the amount involved, the credit history of the customer, and the status of the customer's account with the Company.

Allowance for Doubtful Accounts: The estimated allowance for doubtful accounts is based on a review of the aging of the accounts receivable balances, the historical write-off experience, and a credit evaluation of the customer. A change in the evaluation of a customer's credit could affect the estimated allowance. The allowance for doubtful accounts is shown as a reduction of accounts receivable in the accompanying consolidated balance sheets and amounted to $7.3 million and $11.4 million at April 30, 2005 and 2004, respectively.

Sales Return Reserve: The estimated allowance for sales returns is based on a review of the historical return patterns associated with the various sales outlets, as well as current market trends in the businesses in which we operate. Sales return reserves, net of estimated inventory and royalty costs, are reported as a reduction of accounts receivable in the Consolidated Statement of Financial Position and amounted to $56.7 million and $63.8 million at April 30, 2005 and 2004, respectively. A one percent change in the estimated sales return rate could affect net income by approximately $3.0 million. A change in the pattern or trends in returns could affect the estimated allowance.

Reserve for Inventory Obsolescence: Inventories are carried at cost or market whichever is lower. A reserve for inventory obsolescence is estimated based on a review of damaged, obsolete, or otherwise unsaleable inventory. The review encompasses historical unit sales trends by title; current market conditions, including estimates of customer demand; and publication revision cycles. A change in sales trends could affect the estimated reserve. The inventory obsolescence reserve is reported as a reduction of the inventory balance in the Consolidated Statement of Financial Position and amounted to $24.2 million and $25.9 million as of April 30, 2005 and 2004, respectively.

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

Acquired publication rights with definitive lives are amortized on a straight-line basis over periods ranging from 5 to 30 years. Noncompete agreements are amortized over the terms of the individual agreement. Impairment of Long-Lived Assets: The Company follows Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Under SFAS 144, long-lived assets, except goodwill and indefinite-lived intangible assets, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are recorded at the lower of carrying value or estimated net realizable value.

Recent Accounting Standards

In October 2004, Congress passed the American Jobs Creation Act of 2004 (the "Act"). In addition to a number of other changes in the tax law, the Act provides a deduction from taxable income equal to a stipulated percentage of qualified income from Companies that pay U.S income taxes on manufacturing activities in the U.S. In December 2004, the Financial Accounting Standards Board ("FASB") issued a FASB Staff Position ("FSP") regarding the accounting implications of the Act. The FSP requires that the deduction for qualified domestic property be accounted for as a special deduction in accordance with FASB Statement No. 109, Accounting for Income Taxes, thus reducing a company's tax expense in the period or periods the amounts are deductible on its tax return. The net impact of the Act is expected to be favorable to the Company's income tax rate.

In December 2004, the FASB issued Statement No. 123 (revised 2004) ("SFAS 123R"), Share-Based Payments. SFAS 123R will require the Company to measure the cost of all employee stock-based compensation awards based on the grant-date-fair-value and to record that cost as compensation expense over the period during which the employee is required to perform service under the terms of the award. The statement eliminates the alternative method of accounting for the employee share-based payments previously available under Accounting Principles Board Opinion No. 25. SFAS 123R will be effective beginning in the Company's first quarter of fiscal year 2007. The Company currently discloses the pro forma effect of SFAS 123 in the notes to the financial statements. The impact of SFAS 123R adoption is expected to approximate the proforma effect disclosed in the notes to these financial statements.

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


Results by Quarter (Unaudited)

Dollars in millions except per share data
                                                2005                2004
--------------------------------------------------------------------------------
Revenue
  First Quarter                               $ 226.9             $ 219.7
  Second Quarter                                247.1               228.9
  Third Quarter                                 258.4               242.4
  Fourth Quarter                                241.6               232.0
--------------------------------------------------------------------------------
  Fiscal Year                                 $ 974.0             $ 923.0
--------------------------------------------------------------------------------
Operating Income
  First Quarter                               $  30.8             $  33.2
  Second Quarter                                 40.1                36.9
  Third Quarter                                  50.4                43.9
  Fourth Quarter                                 20.1                15.4
--------------------------------------------------------------------------------
  Fiscal Year                                 $ 141.4             $ 129.4
--------------------------------------------------------------------------------
Net Income
  First Quarter                               $  19.9             $  21.8
  Second Quarter                                 26.5                25.6
  Third Quarter (a)                              32.8                31.3
  Fourth Quarter (b)                              4.6                10.1
--------------------------------------------------------------------------------
  Fiscal Year (a) (b)                         $  83.8             $  88.8
--------------------------------------------------------------------------------

Income Per Share                Diluted        Basic     Diluted       Basic
                        --------------------------------------------------------
  First Quarter                 $.32           $.32      $.35          $.35
  Second Quarter                 .42            .43       .41           .41
  Third Quarter (a)              .53            .54       .50           .51
  Fourth Quarter (b)             .08            .08       .16           .16
  Fiscal Year (a)(b)            1.35           1.38      1.41          1.44
--------------------------------------------------------------------------------

(a) In the third quarter of fiscal year 2004, the Company recognized a net tax benefit of $3.0 million, equal to $0.05 per diluted share, related to the resolution of certain state and federal tax matters, and an adjustment to accrued foreign taxes.

(b) In fiscal year 2005, the Company elected to repatriate approximately $94 million of dividends from its European subsidiaries under the American Jobs Creation Act of 2004, which became law on October 2004. The law provides for a favorable one-time tax rate on dividends from foreign subsidiaries. The tax accrual on the dividend included approximately $7.5 million, or $0.12 per diluted share of tax, which will have no cash impact on the Company. The income statement effect recorded in the fourth quarter of fiscal year 2005 will be fully offset by a tax benefit that will be recognized by the Company in the first quarter of fiscal year 2006.

Quarterly Share Prices, Dividends, and Related Stockholder Matters

The Company's Class A and Class B shares are listed on the New York Stock Exchange under the symbols JWa and JWb, respectively. Dividends per share and the market price range by fiscal quarter for the past two fiscal years were as follows:

                Class A Common Stock             Class B Common Stock
                ----------------------------------------------------------------
                                Market Price                   Market Price
                              ---------------                ---------------
                Dividends     High        Low    Dividends   High        Low
--------------------------------------------------------------------------------
2005
First Quarter     $.075     $32.77     $29.27     $.075     $32.90     $29.19
Second Quarter     .075      33.05      31.00      .075      33.30      31.20
Third Quarter      .075      35.25      32.44      .075      35.22      32.36
Fourth Quarter     .075      36.91      33.52      .075      36.84      33.55
--------------------------------------------------------------------------------
2004
First Quarter     $.065     $27.21     $24.07     $.065     $27.10     $24.13
Second Quarter     .065      28.26      25.80      .065      28.25      25.70
Third Quarter      .065      26.83      24.24      .065      26.77      24.40
Fourth Quarter     .065      31.58      26.28      .065      31.50      26.26

As of April 30, 2005, the approximate number of holders of the Company's Class A and Class B Common Stock were 1,190 and 133 respectively, based on the holders of record and other information available to the Company.

During the fourth quarter ending on April 30, 2005 the Company purchased the following Common Stock under its stock repurchase program. The program was approved by the Company's Board of Directors and publicly announced in December 2002.

                       Number of        Average           Maximum Shares Yet
                        Shares         Price Paid          to be Purchased
Month                  Purchased        Per Share     Under the Repurchase Plan
--------------------------------------------------------------------------------
February               1,054,700         $32.60               2,169,600
March                    202,300         $35.74               1,114,900
April                    216,700         $35.81                 898,200
--------------------------------------------------------------------------------
  Total                1,473,700         $33.50

The Company's credit agreement contains certain restrictive covenants related to the payment of dividends and share repurchases. Under the most restrictive covenant, approximately $172.4 million was available for such restricted payments. Subject to the foregoing, the Board of Directors considers quarterly the payment of cash dividends based upon its review of earnings, the financial position of the Company, and other relevant factors.

                             Selected Financial Data


                                                                            For the years ended April 30
                                      ----------------------------------------------------------------------------------------------
Dollars in thousands except per
     share data                         2005                  2004                 2003                  2002                 2001
------------------------------------------------------------------------------------------------------------------------------------
Revenue                               $974,048              $922,962             $853,971              $734,396            $613,790
Operating Income                       141,381               129,379              120,261  (a)           87,763      (a)(b)  95,424
Net Income                              83,841 (c)            88,840 (d)           87,275  (a)(e)        57,316      (a)(b)  58,918
Working Capital (f)                     (2,393)               17,641              (60,814)              (66,915)            (82,564)
Total Assets                         1,032,569               998,946              972,240               896,145             588,002
Long-Term Debt                         196,214               200,000              200,000               235,000              65,000
Shareholders' Equity                   396,574               415,064              344,004               276,650             220,023
------------------------------------------------------------------------------------------------------------------------------------


Per Share Data

Income Per Share
     Diluted                            $1.35    (c)          $1.41  (d)           $1.38     (a)(e)       $.91       (a)(b)    $.93
     Basic                               1.38    (c)           1.44  (d)            1.42     (a)(e)        .94       (a)(b)     .97


Cash Dividends
     Class A Common                       .30                   .26                  .20                   .18                  .16
     Class B Common                       .30                   .26                  .20                   .18                  .16

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

(b) At the beginning of fiscal year 2003, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142: "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, amortization of goodwill and indefinite life intangibles is discontinued. Fiscal year 2002 includes amortization, which is no longer recorded of $9.6 million ($7.8 million after-tax).

(c) During the fourth quarter of fiscal year 2005, the Company elected to repatriate approximately $94 million of dividends from its European subsidiaries under the American Jobs Creation Act of 2004, which became law on October 2004. The law provides for a favorable one-time tax rate on dividends from foreign subsidiaries. The tax accrual on the dividend included approximately $7.5 million, or $0.12 per diluted share of tax that will have no cash impact on the Company. The income statement effect recorded in the fourth quarter of fiscal year 2005 will be fully offset by a tax benefit that will be recognized by the Company in the first quarter of fiscal year 2006.

(d) In fiscal year 2004, the Company recognized a net tax benefit of $3.0 million, equal to $0.05 per diluted share, related to the resolution of certain state and federal tax matters, and an adjustment to accrued foreign taxes.

(e) Fiscal year 2003 includes a one-time tax benefit of $12 million, equal to $0.19 per diluted share, relating to an increase in the tax-deductible net asset basis of a European subsidiary's assets.

(f) Working capital is reduced or negative as a result of including in current liabilities the deferred subscription revenue related to journal subscriptions for which the cash has been received and that will be recognized into income as the journals are shipped or made available online to the customers over the term of the subscription.

Item 8. Financial Statements and Supplementary Data
        -------------------------------------------


        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING


To our Shareholders
John Wiley and Sons, Inc.:

The management of John Wiley and Sons, Inc. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). Based on our evaluation under the framework in Internal Control - Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of April 30, 2005.

Our management's assessment of the effectiveness of our internal control over financial reporting as of April 30, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.



/s/  William J. Pesce
-------------------------------------------------------------------------
     William J. Pesce
     President and Chief Executive Officer


/s/  Ellis E. Cousens
-------------------------------------------------------------------------
     Ellis E. Cousens
     Executive Vice President and
     Chief Financial and Operations Officer


/s/  Edward J. Melando
-------------------------------------------------------------------------
     Edward J. Melando
     Vice President, Controller and
     Chief Accounting Officer


June 30, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors and Shareholders of John Wiley & Sons, Inc.:

We have audited the accompanying consolidated statements of financial position of John Wiley & Sons, Inc. (the "Company") and subsidiaries as of April 30, 2005 and 2004, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule (as listed in the index to Item 8). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of John Wiley & Sons, Inc. and subsidiaries as of April 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 30, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.



/s/  KPMG LLP
New York, New York

June 30, 2005

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                   INTERNAL CONTROL OVER FINANCIAL REPORTING



The Board of Directors and Stockholders
John Wiley & Sons, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting that John Wiley and Sons, Inc. (the "Company") and subsidiaries maintained effective internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of April 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of the Company as of April 30, 2005 and 2004, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2005, and our report dated June 30, 2005 expressed an unqualified opinion on those consolidated financial statements.


/s/  KPMG LLP
New York, New York

June 30, 2005

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
John Wiley & Sons, Inc.:

We consent to the incorporation by reference in the Registration Statement Nos. 333-123359, 333-93591, 33-60268, 2-65296, 2-95104, 33-29372 and 33-62605 of John
Wiley & Sons, Inc. (the "Company") of our reports dated June 30, 2005, with respect to the consolidated statements of financial position of John Wiley & Sons, Inc. as of April 30, 2005 and 2004, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows, for each of the years in the three-year period ended April 30, 2005, and the related financial statement schedule, management's assessment of the effectiveness of internal control over financial reporting as of April 30, 2005 and the effectiveness of internal control over financial reporting as of April 30, 2005, which reports appear in the April 30, 2005 annual report on Form 10-K of John Wiley & Sons, Inc.


/s/  KPMG LLP
New York, New York

July 7, 2005

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

John Wiley & Sons, Inc., and Subsidiaries                                                         April 30
                                                                                ----------------------------------------------------
Dollars in thousands                                                                   2005                    2004
------------------------------------------------------------------------------------------------------------------------------------
Assets
Current Assets
       Cash and cash equivalents                                                $       89,401          $       82,027
       Marketable securities                                                            10,000                       -
       Accounts receivable                                                             137,787                 127,224
       Taxes receivable                                                                    398                   2,768
       Inventories                                                                      83,372                  83,789
       Deferred income tax benefits                                                      5,921                  12,392
       Prepaid and other                                                                12,039                  10,085
                                                                                ----------------------------------------------------
       Total Current Assets                                                            338,918                 318,285
                                                                                ----------------------------------------------------
Product Development Assets                                                              61,511                  60,755
Property, Equipment and Technology                                                     115,383                 117,305
Intangible Assets                                                                      291,041                 276,440
Goodwill                                                                               195,563                 194,893
Deferred Income Tax Benefits                                                             4,285                   9,061
Other Assets                                                                            25,868                  22,207
                                                                                ----------------------------------------------------
Total Assets                                                                    $    1,032,569          $      998,946
                                                                                ====================================================

Liabilities and Shareholders' Equity
Current Liabilities
       Accounts and royalties payable                                                   70,958                  68,338
       Deferred subscription revenue                                                   142,766                 127,224
       Accrued income taxes                                                             36,376                  19,338
       Accrued pension liability                                                         6,229                   4,563
       Other accrued liabilities                                                        84,982                  81,181
                                                                                ----------------------------------------------------
       Total Current Liabilities                                                       341,311                 300,644
                                                                                ----------------------------------------------------
Long-Term Debt                                                                         196,214                 200,000
Accrued Pension Liability                                                               62,116                  48,505
Other Long-Term Liabilities                                                             34,652                  31,757
Deferred Income Taxes                                                                    1,702                   2,976
Shareholders' Equity
       Preferred Stock, $1 par value: Authorized - 2 million, Issued - zero                  -                       -
       Class A Common Stock, $1 par value: Authorized - 180 million,
                 Issued - 68,983,503 and 68,465,302                                     68,984                  68,465
       Class B Common Stock, $1 par value:  Authorized - 72 million,
                 Issued - 14,206,759 and 14,724,960                                     14,207                  14,725
       Additional paid-in capital                                                       55,478                  45,887
       Retained earnings                                                               507,249                 441,533
       Accumulated other comprehensive gain (loss):
                 Foreign currency translation adjustment                                28,531                  18,123
                 Minimum liability pension adjustment                                  (26,549)                (15,926)
       Unearned deferred compensation                                                   (3,074)                 (2,134)
                                                                                ----------------------------------------------------
                                                                                       644,826                 570,673
Less Treasury Shares At Cost (Class A - 20,374,692 and 18,011,826;
                 Class B - 3,484,096 and 3,484,096)                                   (248,252)               (155,609)
                                                                                ----------------------------------------------------
Total Shareholders' Equity                                                             396,574                 415,064
                                                                                ----------------------------------------------------
Total Liabilities and Shareholders' Equity                                      $    1,032,569          $      998,946
                                                                                ====================================================

                        CONSOLIDATED STATEMENTS OF INCOME

John Wiley & Sons, Inc., and Subsidiaries                                                    For the years ended April 30
                                                                                ----------------------------------------------------
Dollars in thousands except per share data                                        2005                 2004                 2003
------------------------------------------------------------------------------------------------------------------------------------
Revenue                                                                         $974,048             $922,962             $853,971

Costs and Expenses
      Cost of sales                                                              325,061              308,905              288,925
      Operating and administrative expenses                                      496,726              474,902              432,700
      Amortization of intangibles                                                 10,880                9,776                9,620
      Relocation-related expenses                                                      -                    -                2,465
                                                                                ----------------------------------------------------
      Total Costs and Expenses                                                   832,667              793,583              733,710
                                                                                ----------------------------------------------------

Operating Income                                                                 141,381              129,379              120,261

      Interest Income and Other, Net                                               1,505                  890                  262
      Interest Expense                                                            (7,223)              (5,159)              (7,964)
                                                                                ----------------------------------------------------
Net Interest Expense and Other                                                    (5,718)              (4,269)              (7,702)
                                                                                ----------------------------------------------------

Income Before Taxes                                                              135,663              125,110              112,559
Provision for Income Taxes                                                        51,822               36,270               25,284
                                                                                ----------------------------------------------------
Net Income                                                                       $83,841              $88,840              $87,275
                                                                                ====================================================

Income Per Share
      Diluted                                                                     $1.35                $1.41                $1.38
      Basic                                                                       $1.38                $1.44                $1.42

Cash Dividends Per Share
      Class A Common                                                              $0.30                $0.26                $0.20
      Class B Common                                                              $0.30                $0.26                $0.20

Average Shares
      Diluted                                                                     62,093               63,226               63,086
      Basic                                                                       60,721               61,771               61,504

The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

John Wiley & Sons, Inc., and Subsidiaries                                                 For the years ended April 30
                                                                                ----------------------------------------------------
Dollars in thousands                                                                     2005           2004           2003
                                                                                ----------------------------------------------------
Operating Activities
--------------------
Net Income                                                                        $      83,841 $       88,840 $       87,275
Noncash Items
         Amortization of intangibles                                                     10,881          9,776          9,620
         Amortization of composition costs                                               36,026         31,852         29,923
         Depreciation of property, equipment and technology                              31,447         29,739         23,420
         Reserves for returns, doubtful accounts, and obsolescence                        1,250          9,012         11,219
         Deferred income taxes                                                           17,283         26,685         11,224
         Pension expense, net of contributions                                           (3,914)        (8,603)         5,178
         Other                                                                           25,035         23,518         24,552
Changes in Operating Assets and Liabilities
         Decrease (increase) in accounts receivable                                      (3,072)       (17,339)        (9,092)
         Decrease (increase) in net taxes payable                                        21,362         (3,795)           732
         Decrease (increase) in inventories                                               3,994            788        (14,594)
         Increase (decrease) in deferred subscription revenues                           14,044          8,077         (4,960)
         Increase (decrease) in other accrued liabilities                                 5,493         12,834        (19,451)
         Net change in other operating assets and liabilities                              (184)           828         14,082
                                                                                ----------------------------------------------------
         Cash Provided by Operating Activities                                          243,486        212,212        169,128
                                                                                ----------------------------------------------------
Investing Activities
--------------------
         Additions to product development assets                                        (64,407)       (59,426)       (51,835)
         Additions to property, equipment and technology                                (26,826)       (29,222)       (63,221)
         Acquisition of publishing assets and rights                                    (22,527)        (3,070)       (10,500)
         Purchase of marketable securities                                              (15,203)             -              -
         Sale of marketable securities                                                    5,203              -              -
                                                                                ----------------------------------------------------
         Cash Used for Investing Activities                                            (123,760)       (91,718)      (125,556)
                                                                                ----------------------------------------------------
Financing Activities
--------------------
         Repayment of long-term debt                                                    (50,000)       (35,000)       (30,000)
         Borrowings of long-term debt                                                    45,992              -              -
         Purchase of treasury stock                                                     (94,786)       (26,126)       (11,661)
         Cash dividends                                                                 (18,125)       (16,270)       (12,344)
         Proceeds from exercise of stock options and other                                3,444          4,958          1,500
                                                                                ----------------------------------------------------
         Cash Used for Financing Activities                                            (113,475)       (72,438)       (52,505)
                                                                                ----------------------------------------------------
         Effects of Exchange Rate Changes on Cash                                         1,123            730          2,469
                                                                                ----------------------------------------------------
Cash and Cash Equivalents
         Increase (decrease) for year                                                     7,374         48,786         (6,464)
         Balance at beginning of year                                                    82,027         33,241         39,705
                                                                                ----------------------------------------------------
         Balance at end of year                                                   $      89,401 $       82,027 $       33,241
                                                                                ====================================================
Supplemental Information
         Business/Rights Acquired:
         Fair value of assets acquired                                            $      22,527 $        3,070 $       10,530
         Liabilities assumed                                                                  -              -            (30)
                                                                                ----------------------------------------------------
         Cash Paid for Businesses/Rights Acquired                                 $      22,527 $        3,070 $       10,500
                                                                                ----------------------------------------------------
Cash Paid During the Year for
         Interest                                                                 $       5,611 $        4,620 $        7,496
         Income taxes, net                                                        $      12,094 $       11,801 $        3,859

The accompanying notes are an integral part of the consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                               Accumulated
                                                                                                    Unearned   Other Comp-   Total
                                                Common    Common   Additional                       Deferred    rehensive    Share-
John Wiley & Sons, Inc., and Subsidiaries        Stock     Stock    Paid-in   Retained   Treasury     Comp-      Income     holder's
Dollars in thousands                            Class A   Class B   Capital   Earnings     Stock     ensation    (Loss)      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 1, 2002                         $ 68,067  $ 15,124  $ 26,838  $ 294,032  $ (123,334)  $ (1,375)  $ (2,702) $ 276,650

Shares Issued Under Employee Benefit Plans                            4,990                    656                            5,646
Purchase of Treasury Shares                                                                (11,661)                         (11,661)
Exercise of Stock Options, Net of Tax                                 2,275                    540                            2,815
Class A Common Stock Dividends Declared                                        (10,024)                                     (10,024)
Class B Common Stock Dividends Declared                                         (2,320)                                      (2,320)
Other                                                83       (83)                                         92                    92
Comprehensive Income, Net of Tax:
     Net income                                                                 87,275                                       87,275
     Foreign currency translation adjustments                                                                     12,668     12,668
     Derivative cash flow hedges                                                                                     168        168
     Minimum liability pension adjustment,
     net of a $9,299 tax benefit                                                                                 (17,305)   (17,305)
                                                                                                                          ----------
Total Comprehensive Income                                                                                                   82,806


                                               -------------------------------------------------------------------------------------
Balance at May 1, 2003                         $ 68,150  $ 15,041  $ 34,103  $ 368,963  $ (133,799)  $ (1,283)  $ (7,171) $ 344,004

Shares Issued Under Employee Benefit Plans                            4,203                  1,371                            5,574
Purchase of Treasury Shares                                                                (26,126)                         (26,126)
Exercise of Stock Options, Net of Tax                                 7,581                  2,945                           10,526
Class A Common Stock Dividends Declared                                        (13,318)                                     (13,318)
Class B Common Stock Dividends Declared                                         (2,952)                                      (2,952)
Other                                               315      (316)                                       (851)                 (852)
Comprehensive Income, Net of Tax:
     Net income                                                                 88,840                                        88,840
     Foreign currency translation adjustments                                                                      7,989       7,989
     Minimum liability pension adjustment,
     net of a $741 tax charge                                                                                      1,379       1,379
                                                                                                                          ----------
Total Comprehensive Income                                                                                                    98,208


                                               -------------------------------------------------------------------------------------
Balance at May 1, 2004                         $ 68,465  $ 14,725  $ 45,887  $ 441,533  $ (155,609)  $(2,134)   $ 2,197   $ 415,064

Shares Issued Under Employee Benefit Plans                            5,753                  1,353                            7,106
Purchase of Treasury Shares                                                                (94,786)                         (94,786)
Exercise of Stock Options, Net of Tax                                 3,838                    790                            4,628
Class A Common Stock Dividends Declared                                        (14,938)                                     (14,938)
Class B Common Stock Dividends Declared                                         (3,187)                                      (3,187)
Other                                               519      (518)                                      (940)                  (939)
Comprehensive Income, Net of Tax:
     Net income                                                                 83,841                                       83,841
     Foreign currency translation adjustments                                                                    10,408      10,408
     Minimum liability pension adjustment,
     net of a $5,770 tax benefit                                                                                (10,623)    (10,623)
                                                                                                                          ----------
Total Comprehensive Income                                                                                                    83,626


                                               -------------------------------------------------------------------------------------
Balance at April 30, 2005                      $ 68,984  $ 14,207  $ 55,478  $ 507,249  $ (248,252)  $(3,074)   $ 1,982   $ 396,574
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

The Company is a global publisher of print and electronic products, providing must-have content to customers worldwide. Core businesses include professional and consumer books and subscription products; scientific, technical, and medical journals, encyclopedias, books, and online products; and educational materials for undergraduate and graduate students and lifelong learners. The Company has publishing, marketing, and distribution centers in the United States, Canada, Europe, Asia, and Australia.

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

Revenue Recognition: In accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements," the Company recognizes revenue when the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectibility is reasonably assured. If all of the above criteria have been met, revenue is principally recognized upon shipment of products or when services have been rendered. Subscription revenue is generally collected in advance, and is deferred and recognized as earned when the related issue is shipped or made available online over the term of the subscription. Where a product has been sold with multiple deliverables the Company follows EITF No. 00-21 "Accounting for Revenue Relationships with Multiple Deliverables" to determine the timing of revenue recognition. Collectibility is evaluated based on the amount involved, the credit history of the customer, and the status of the customer's account with the Company.

Allowance for Doubtful Accounts: The estimated allowance for doubtful accounts is based on a review of the aging of the accounts receivable balances, the historical write-off experience, and a credit evaluation of the customer. A change in the evaluation of a customer's credit could affect the estimated allowance. The allowance for doubtful accounts is shown as a reduction of accounts receivable in the accompanying consolidated balance sheets and amounted to $7.3 million and $11.4 million at April 30, 2005 and 2004, respectively.

Sales Return Reserves: The estimated allowance for sales returns is based on a review of the historical return patterns associated with the various sales outlets, as well as current market trends in the businesses in which the Company operates. Sales return reserves, net of estimated inventory and royalty costs, are reported as a reduction of accounts receivable in the Consolidated Statement of Financial Position and amounted to $56.7 million and $63.8 million at April 30, 2005 and 2004, respectively.

Reserve for Inventory Obsolescence: Inventories are carried at cost or market, whichever is lower. A reserve for inventory obsolescence is estimated based on a review of damaged, obsolete, or otherwise unsaleable inventory. The review encompasses historical unit sales trends by title; current market conditions, including estimates of customer demand; and publication revision cycles. The inventory obsolescence reserve is reported as a reduction of the inventory balance in the Consolidated Statement of Financial Position and amounted to $24.2 million and $25.9 million as of April 30, 2005 and 2004, respectively.

Allocation of  Acquisition  Purchase  Price to Assets  Acquired and  Liabilities
Assumed: In connection with acquisitions, the Company allocates the cost of the acquisition to the assets acquired and the liabilities assumed based on estimates of the fair value of such items including goodwill, other intangible assets with indefinite lives, and other intangible assets with related useful lives. Such estimates include expected cash flows to be generated by those assets and the expected useful lives based on historical experience, current market trends, and synergies to be achieved from the acquisition and expected tax basis of assets acquired. For major acquisitions, the Company uses independent appraisers to confirm the reasonableness of such estimates.

Inventories: Inventories are stated at cost or market, whichever is lower. U.S. book inventories aggregating $62.1 million and $66.7 million at April 30, 2005 and 2004, respectively, are valued using the last-in, first-out (LIFO) method. All other inventories are valued using the first-in, first-out (FIFO) method.

Product Development Assets: Product development assets consist of composition costs and royalty advances to authors. Costs associated with developing any publication are expensed until the product is determined to be commercially viable. Composition costs, primarily representing the costs incurred to bring an edited commercial manuscript to publication including typesetting, proofreading, design and illustration, etc., are capitalized and generally amortized on a double-declining basis over estimated useful lives, ranging from 1 to 3 years. Royalty advances to authors are capitalized and, upon publication, are recovered as royalties are earned by the authors based on sales of the published works. Author advances are periodically reviewed for recoverability and a reserve for loss is maintained, if appropriate.

Advertising Expense: Advertising costs are expensed as incurred.

Property, Equipment and Technology: Property, equipment and technology is recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred.

Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and expensed as incurred for preliminary project activities and post-implementation activities. Costs incurred during the application development stage to obtain or develop computer software for internal use including costs of materials and services, and payroll and payroll-related costs for employees who are directly associated with the software project, are capitalized and amortized over the expected useful life of the related software. Costs incurred during the preliminary project stage, as well as maintenance, training, and upgrades that do not result in additional functionality, are expensed as incurred.

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

Goodwill and Other Intangible Assets: Goodwill is the excess of the purchase price paid over the fair value of the net assets of the business acquired. Other intangible assets principally consist of branded trademarks, acquired publication rights and non-compete agreements. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite-lived intangible assets are not amortized but are reviewed at least annually for impairment, or more often if events or circumstances occur. The Company evaluates the recoverability of goodwill and indefinite lived intangible assets using a two-step impairment test approach at the reporting unit level. In the first step the fair value for the reporting unit is compared to its book value including goodwill. In the case that the fair value of the reporting unit is less than the book value, a second step is performed which compares the implied fair value of the reporting unit's goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting units and the net fair values of the identifiable assets and liabilities of such reporting units. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment. Other finite-lived intangible assets continue to be amortized over their useful lives.

Acquired   publication   rights  with  definitive   lives  are  amortized  on  a
straight-line basis over periods ranging from 5 to 30 years. Non-compete agreements are amortized over the terms of the individual agreement.

Impairment of Long-Lived Assets: The Company follows Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Under SFAS No. 144, long-lived assets, except goodwill and indefinite-lived intangible assets, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are recorded at the lower of carrying value or estimated net realizable value.

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

During the first quarter of fiscal year 2004 the Company entered into derivative contracts to hedge potential foreign currency volatility on a portion of fiscal year 2004 inventory purchases. The contracts were designated as cash flow hedges and were considered by management to be highly effective. All of the derivative foreign exchange contracts settled during fiscal year 2004 resulting in a loss of approximately $300,000, which was recognized in cost of sales as the related inventory was sold.

The Company did not enter into any derivative contracts during fiscal year 2005. Included in operating and administrative expenses were net foreign exchange transaction (gains)/losses of approximately $(1.8) million, $1.4 million, and $.7 million in fiscal years 2005, 2004, and 2003, respectively.

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

The fair value of the awards was estimated at the date of grant using the Black Scholes option-pricing model. The per share value of options granted in connection with the Company's stock option plans has been estimated with the following weighted average assumptions:

                                                 2005       2004      2003
--------------------------------------------------------------------------------
Expected Life of Options (Years)                  8.1        8.1       8.0

Risk-Free Interest Rate                           4.5%       2.9%      4.9%

Volatility                                       26.2%      30.7%     34.3%

Dividend Yield                                    0.9%       1.0%      0.8%

Per share fair value of options granted         $11.00      $8.97    $11.09

For purposes of the following pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information under SFAS No. 123 and SFAS No. 148 was as follows:

                                                2005       2004       2003
                                          --------------------------------------
Net Income as Reported                        $83,841    $88,840    $87,275

Stock-Based Compensation, Net of Tax,
Included in the Determination of
Net Income as Reported:

          Restricted stock plans                3,575      2,642      1,436

          Director stock plan                      57         42        230

Stock-Based Compensation Costs, Net of Tax,
that would have been included in the
determination of net income had the fair
value-based method been applied                (8,991)    (7,145)    (5,521)
                                          --------------------------------------
Pro Forma Net Income                          $78,482    $84,379    $83,420
                                          ======================================

Reported Earnings Per Share
         Diluted                               $1.35      $1.41      $1.38
         Basic                                 $1.38      $1.44      $1.42

Pro Forma Earnings Per Share
         Diluted                               $1.26      $1.34      $1.32
         Basic                                 $1.29      $1.37      $1.36

Cash   Equivalents:   Cash  equivalents   consist  primarily  of  highly  liquid
investments that mature within three months or less and are stated at cost plus accrued interest, which approximates market value.

Recent Accounting Standards

In October 2004, Congress passed the American Jobs Creation Act of 2004 (the "Act"). In addition to a number of other changes in the tax law, the Act provides a deduction from taxable income equal to a stipulated percentage of qualified income from Companies that pay U.S income taxes on manufacturing activities in the U.S. In December 2004, the Financial Accounting Standards Board ("FASB") issued a FASB Staff Position ("FSP") regarding the accounting implications of the Act. The FSP requires that the deduction for qualified domestic property be accounted for as a special deduction in accordance with FASB Statement No. 109, "Accounting for Income Taxes," thus reducing a company's tax expense in the period or periods the amounts are deductible on its tax return. The net impact of the Act is expected to be favorable to the Company's income tax rate.

In December 2004, the FASB issued Statement No. 123 (revised 2004) ("SFAS 123R") "Share-Based Payments." SFAS 123R will require the Company to measure the cost of all employee stock-based compensation awards based on the grant-date-fair-value and to record that cost as compensation expense over the period during which the employee is required to perform service under the terms of the award. The statement eliminates the alternative method of accounting for the employee share-based payments previously available under Accounting Principles Board Opinion No. 25. SFAS 123R will be effective beginning in the Company's first quarter of fiscal year 2007. The Company currently discloses the pro forma effect of SFAS 123 in the notes to these financial statements. The impact of SFAS 123R adoption is expected to approximate the proforma effect as disclosed in the notes to the financial statements.

Income Per Share

A reconciliation of the shares used in the computation of net income per share for the years ended April 30 follows:

In thousands                                                         2005        2004        2003
-------------------------------------------------------------------------------------------------------
Weighted Average Shares Outstanding                                 60,886      62,009      61,675

Less:  Unearned Deferred Compensation Shares                          (165)       (238)       (171)
-------------------------------------------------------------------------------------------------------
Shares Used for Basic Income Per Share                              60,721      61,771      61,504

Dilutive Effect of Stock Options and Other Stock Awards              1,372       1,455       1,582
-------------------------------------------------------------------------------------------------------
Shares Used for Diluted Income Per Share                            62,093      63,226      63,086
-------------------------------------------------------------------------------------------------------

For the years ended April 30, 2005, 2004, and 2003 options to purchase Class A Common Stock of zero, zero and .9 million respectively, have been excluded from the shares used for diluted income per share as their inclusion would have been antidilutive.

Acquisitions

In the first quarter of fiscal year 2005, the Company acquired the Journal of Microscopy and Analysis, a controlled circulation journal, for approximately $5.4 million, which is recorded as acquired publication rights.

In the third quarter of fiscal year 2005, the Company acquired the rights to the life sciences reference portfolio of the Macmillan Nature Publishing Group for approximately $4.5 million, which is recorded as acquired publication rights.

During the fourth quarter of fiscal year 2005, the Company completed the acquisition of Whurr Publishers Limited for approximately $4.6 million. Whurr is a leading publisher for the Nursing, Speech and Language Therapy and Audiology, Psychology and Special Education communities in the U.K. In addition, the Company acquired the rights to publish various finance professional trade titles from Marketplace Books, Inc. for approximately $1.7 million. The majority of the cost of both acquisitions are recorded as acquired publication rights.

During fiscal year 2004, the Company invested $3.1 million in acquisitions including payments to complete prior year acquisitions, the purchase of publishing rights to higher education titles and publishing rights to several scientific, technical, and medical journals.

During fiscal year 2003, the Company acquired publishing assets aggregating $10.5 million, which include teacher-education titles from Prentice Hall Direct/Pearson Education, turf grass management and golf-course design titles from Sleeping Bear Press/Ann Arbor Press, technology titles from Peer Information Ltd. published under the Wrox Press Ltd. and Friends of Ed Ltd. imprints, life-science textbooks from Fitzgerald Science Press, Inc., and the Book of Yields from Chef Desk. The cost of these investments were principally allocated to acquired publication rights and noncompete agreements that are being amortized on a straight-line basis over estimated average useful lives ranging from 5 to 20 years.

In April 2005, Wiley signed an agreement to acquire substantially all the assets of Sybex, Inc., a global publisher of computer books and software for information technology professionals for approximately $11 million. The sale closed on May 31, 2005.

Headquarters Relocation

The Company completed the relocation of its headquarters to Hoboken, N.J. in the first quarter of fiscal year 2003. The first quarter of fiscal year 2003 includes charges for costs associated with the relocation of approximately $2.5 million, or $1.5 million after tax equal to $0.02 per diluted share.

Marketable Securities

Marketable securities at April 30, 2005 consist entirely of shares of variable rate securities issued by closed-end funds that invest in a diversified portfolio of government and corporate securities. Generally, these securities do not have a stated maturity date and reset their dividends every 28 days. The Company accounts for these securities as available-for-sale in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." In fiscal year 2005, the Company purchased $15.2 million of these securities and subsequently sold $5.2 million. For the year ended April 30, 2005, $0.1 million was recognized as interest income on these securities. There were no comparable investments at April 30, 2004 and April 30, 2003. The carrying value of these securities approximates fair value.

Inventories

Inventories at April 30 were as follows (in thousands):

                                                2005             2004
--------------------------------------------------------------------------------
Finished Goods                                $72,931           $74,310
Work-in-Process                                 6,743             7,582
Paper, Cloth, and Other                         6,028             4,397
--------------------------------------------------------------------------------
                                               85,702            86,289
LIFO Reserve                                   (2,330)           (2,500)
--------------------------------------------------------------------------------
Total Inventories                             $83,372           $83,789
--------------------------------------------------------------------------------

Product Development Assets

Product   development  assets  consisted  of  the  following  at  April  30  (in thousands):

                                                2005          2004
--------------------------------------------------------------------------------
Composition Costs                             $34,296       $32,379
Royalty Advances                               27,215        28,376
--------------------------------------------------------------------------------
Total                                         $61,511       $60,755
--------------------------------------------------------------------------------

Composition costs are net of accumulated amortization of $84,719 in 2005 and $76,248 in 2004.

Property, Equipment and Technology

Property, equipment and technology consisted of the following at April 30 (in thousands):

                                                            2005           2004
--------------------------------------------------------------------------------
Land and Land Improvements                           $     4,773    $     5,027
Buildings and Leasehold Improvements                      66,491         62,188
Furniture and Fixtures                                    53,528         49,506
Computer Equipment and Capitalized Software              144,812        122,581
--------------------------------------------------------------------------------
                                                         269,604        239,302
Accumulated Depreciation                                (154,221)      (121,997)
--------------------------------------------------------------------------------
Total                                                   $115,383       $117,305
--------------------------------------------------------------------------------

The net book value of capitalized software costs was $27.7 million and $30.0 million as of April 30, 2005 and 2004, respectively. The depreciation expense recognized in 2005, 2004, and 2003 for capitalized software costs was approximately $14.8 million, $10.8 million, and $6.0 million, respectively.

Goodwill and Other Intangible Assets

The following table summarizes the activity in goodwill by segment (in thousands):

                                Acquisitions
                 As of              and         Cumulative Translation         As of
             April 30, 2004     Dispositions     and Other Adjustments     April 30, 2005
-------------------------------------------------------------------------------------------
P/T           $ 147,256                -                  (376)             $ 146,880
STM              23,193                -                     -                 23,193
European         22,271              730                   223                 23,224
Other             2,173                -                    93                  2,266
-------------------------------------------------------------------------------------------
Total         $ 194,893              730                   (60)             $ 195,563
===========================================================================================

The following table summarizes intangibles subject to amortization as of April 30 (in thousands):

                                                2005                 2004
--------------------------------------------------------------------------------
Acquired Publication Rights                  $171,430             $155,054
Accumulated Amortization                      (59,073)             (53,505)
--------------------------------------------------------------------------------
Net Acquired Publication Rights              $112,357             $101,549

Covenants Not to Compete                       $1,690                 $890
Accumulated Amortization                       (1,332)                (483)
--------------------------------------------------------------------------------
Net Covenants Not to Compete                     $358                 $407
--------------------------------------------------------------------------------
Total                                        $112,715             $101,956
================================================================================

Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 fiscal years are as follows: 2006 - $11.3 million; 2007 - $11.1 million; 2008 - $10.9 million; 2009
- $10.7 million; and 2010 - $8.7 million.

The following table summarizes other intangibles not subject to amortization as of April 30 (in thousands):

                                                2005           2004
--------------------------------------------------------------------------------
Acquired Publication Rights                  $120,426       $116,584
Branded Trademarks                             57,900         57,900
--------------------------------------------------------------------------------
Total                                        $178,326       $174,484
================================================================================

Other Accrued Liabilities

Other accrued liabilities as of April 30 consisted of the following (in thousands):

                                        2005               2004
--------------------------------------------------------------------------------
Accrued Compensation                 $47,300             $42,053
Rent                                   3,088               2,313
Employee Benefits                      3,393               3,471
Advertising                            5,388               5,517
Other                                 25,813              27,827
--------------------------------------------------------------------------------
Total                                $84,982             $81,181
================================================================================

Income Taxes

The provision for income taxes for the year ended April 30 was as follows (in thousands):

                                        2005          2004           2003
--------------------------------------------------------------------------------
Current Provision(Benefit)
   US - federal                     $ 22,078       $ (1,198)       $ 4,946
   International                      11,335          9,425          8,186
   State and local                     1,126          1,358            928
--------------------------------------------------------------------------------
   Total Current Provision            34,539          9,585         14,060
--------------------------------------------------------------------------------
Deferred Provision(Benefit)
   US - federal                      11,156          21,529         16,923
   International                      4,656           2,600         (8,159)
   State and local                    1,471           2,556          2,460
--------------------------------------------------------------------------------
   Total Deferred Provision          17,283         26,685          11,224
--------------------------------------------------------------------------------
   Total Provision                 $ 51,822       $ 36,270        $ 25,284
--------------------------------------------------------------------------------

Included in the Company's cash provided by operating activities under the caption changes in other operating assets and liabilities are tax benefits related to the exercise of stock options and restricted stock held by employees amounting to $4.6 million, $7.9 million, and $3.0 million for fiscal years 2005, 2004, and 2003, respectively, which reduce current income taxes payable.

International and United States pretax income for the year ended April 30 was as follows (in thousands):

                                2005          2004          2003
--------------------------------------------------------------------------------
International                 $45,491       $41,853       $37,015
United States                  90,172        83,257        75,544
--------------------------------------------------------------------------------
Total                        $135,663      $125,110      $112,559
================================================================================

The Company's effective income tax rate as a percentage of pretax income differed from the U.S. federal statutory rate as shown below:

                                           2005        2004         2003
--------------------------------------------------------------------------------
U.S. Federal Statutory Rate                35.0%       35.0%        35.0%
State and Local Income Taxes,
   Net of Federal Income Tax Benefit        1.3         2.0          2.0
Tax Benefit Derived from FSC/EIE
   Income                                  (1.5)       (1.6)        (2.1)
Foreign Source Earnings Taxed at
   Other than U.S. Statutory Rate          (1.0)       (2.9)         (.8)
Foreign Reorganization                        -           -        (10.7)
Tax on Repatriated Foreign Dividends        5.5           -            -
Tax Benefit                                   -        (2.4)           -
Other - Net                                (1.1)       (1.1)         (.9)
--------------------------------------------------------------------------------
Effective Income Tax Rate                  38.2%       29.0%        22.5%
--------------------------------------------------------------------------------

Tax on Repatriated Foreign Dividends: During the fourth quarter of fiscal year 2005, the Company elected to repatriate approximately $94 million of dividends from its European subsidiaries under the American Jobs Creation Act of 2004, which became law in October 2004. The law provides for a favorable one-time tax rate on dividends from foreign subsidiaries. The tax accrual on the dividend included approximately $7.5 million, or $0.12 per diluted share of tax which will have no cash impact on the Company. The Company has provided the $7.5 million tax liability based on the enacted law in effect at April 30, 2005 and will be reducing its liability by a corresponding amount based upon changes in regulatory guidance issued in May 2005. The income statement effect recorded in the fourth quarter of fiscal year 2005 will be fully offset by a tax benefit that will be recognized by the Company in the first quarter of fiscal year 2006.

Tax Benefit: In fiscal year 2004 the Company reported a tax benefit related to the favorable resolution of certain federal, state and foreign tax matters. The tax benefit reduced the fiscal year 2004 effective tax rate by 2.4%

Foreign Reorganization: During the second quarter of fiscal year 2003 the Company merged several of its European subsidiaries into a new entity, which enabled the Company to increase the tax-deductible net asset basis of the merged subsidiaries to fair market value creating a tax asset greater than the related book value. The $12 million benefit attributable to the increase tax basis reduced the Company's fiscal year 2003 effective tax rate by 10.7%. The $12 million benefit includes the release of $7.8 million of valuation allowance recorded in prior years.

Deferred taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The significant components of deferred tax assets and liabilities at April 30 were as follows (in thousands):

                                         2005                    2004
                                  ----------------------------------------------
                                  Current    Long-Term     Current    Long -Term
--------------------------------------------------------------------------------
Reserve for Sales Returns
     and Doubtful Accounts        $12,124       $484       $17,617       $438
Inventory                          (6,336)         -        (5,358)         -
Accrued Expenses                      133      9,290           133      7,689
Capitalized Costs                       -      4,850             -      5,657
Retirement and Post-
     employment Benefits                -     14,271             -     10,130
Depreciation and Amortization           -    (29,347)            -    (20,602)
Long-Term Liabilities                   -      3,035             -      2,773
--------------------------------------------------------------------------------
Net Deferred Tax Assets            $5,921     $2,583          $12,392  $6,085
--------------------------------------------------------------------------------

In general, the Company plans to continue to invest the undistributed earnings of its international subsidiaries in those businesses, and therefore no provision other than the provision associated with the current year dividend repatriated under the American Jobs Creation Act is made for taxes that would be payable if such earnings were distributed. At April 30, 2005, the undistributed earnings of international subsidiaries approximated $16 million and, if remitted currently, would not result in additional taxes.

Debt and Available Credit Facilities

At April 30,                                             2005         2004
--------------------------------------------------------------------------------
$200  million  Term Loan  Agreement - Due              $150,000     $200,000
September 2006

$100 million  Revolving Credit Facility - Due                 -            -
September 2006

Sterling 50 million Revolving Credit Facility            46,214            -
--------------------------------------------------------------------------------
Total Debt                                             $196,214     $200,000
--------------------------------------------------------------------------------

The Company maintains a bank credit facility with 13 banks, consisting of a $200 million five-year term loan facility and a $100 million revolving credit facility. The Company prepaid $50 million of the term loan in April 2005. The Company has the option of borrowing at the following floating interest rates:
(i) at a rate based on the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging from .625% to 1.375% depending on the coverage ratio of debt to EBITDA; or (ii) at the higher of (a) the Federal Funds Rate plus .5% or (b) UBS's prime rate, plus an applicable margin ranging from 0% to .375% depending on the coverage ratio of debt to EBITDA. In addition, the Company pays a commitment fee ranging from .125% to .225% on the unused portion of the facility, depending on the coverage ratio of debt to EBITDA.

On April 21, 2005, the Company's subsidiaries in the United Kingdom and Germany became co-borrowers under a multi-currency revolving credit agreement with a face value of Sterling 50 million (approximately $96 million) with the Royal Bank of Scotland that expires in April 2009. The bank's commitment decreases each year on the anniversary of the agreement so that amounts outstanding cannot exceed the following (in millions):

     Fiscal Year            Sterling          US Dollar Equivalent
--------------------------------------------------------------------------------
        2006                  42.5                 $81.4
        2007                  30.0                 $57.5
        2008                  15.0                 $28.7

Above amounts have been translated at the April 30, 2005 US dollar/Sterling exchange rate of 1.916

The interest rate on each borrowing under the multi-currency revolving credit agreement is based on the London Interbank Offered Rate (or, for any loan in euros, the Euro Interbank Offered Rate) plus an applicable margin ranging from ..50% to 1.25% depending on the coverage ratio of debt to EBITDA. In addition, a commitment fee ranging from .125% to .3125% on the unused portion of the facility, depending on the coverage ratio of debt to EBITDA, is incurred. Borrowings under the agreement are guaranteed by John Wiley and Sons, Inc.

In the event of a change of control, as defined, the banks have the option to terminate the agreements and require repayment of any amounts outstanding.

The credit agreements contain certain restrictive covenants related to minimum net worth, funded debt levels, an interest coverage ratio, and restricted payments, including a cumulative limitation for dividends paid and share repurchases. Under the most restrictive covenant, approximately $172.4 million was available for such restricted payments as of April 30, 2005.

The Company and its subsidiaries have other short-term lines of credit aggregating $33 million at various interest rates. No amounts were outstanding at April 30, 2005, 2004 or 2003. Information relating to all short-term lines of credit follows (in thousands):

                                                2005       2004       2003
--------------------------------------------------------------------------------
Maximum amount outstanding during the year     $  -      $65,000    $95,000
Average amount outstanding                     $  -      $14,241    $29,500

The Company's total available lines of credit as of April 30, 2005 were $228 million. The weighted average interest rates on long term debt outstanding during fiscal years 2005 and 2004 were 2.77% and 1.87%, respectively. As of April 30, 2005 and 2004, the weighted average interest rates for the long term debt were 3.30% and 2.00% respectively. Based on estimates of interest rates currently available to the Company for loans with similar terms and maturities, the fair value of notes payable and long-term debt approximates the carrying value.

Commitments and Contingencies

The following schedule shows the composition of rent expense for operating leases (in thousands):

                               2005               2004               2003
--------------------------------------------------------------------------------
Minimum Rental               $ 25,897           $ 25,063           $ 24,819
Less: Sublease Rentals         (1,248)              (392)              (156)
--------------------------------------------------------------------------------
Total                        $ 24,649           $ 24,671           $ 24,663
--------------------------------------------------------------------------------

Future minimum payments under operating leases aggregated $235.2 million at April 30, 2005. Future annual minimum payments under these leases are approximately $26.4 million, $25.3 million, $23.8 million, $22.9 million, and $21.4 million for fiscal years 2006 through 2010, respectively. Future minimum rentals to be received under non-cancelable subleases aggregate $10.7 million at April 30, 2005. Rent expense associated with operating leases that include scheduled rent increases and tenant incentives, such as rent holidays, is recorded on a straight-line basis over the term of the lease.

The Company is involved in routine litigation in the ordinary course of its business. In the opinion of management, the ultimate resolution of all pending litigation will not have a material effect upon the financial condition or results of operations of the Company.

Retirement Plans

The Company and its principal subsidiaries have contributory and noncontributory retirement plans that cover substantially all employees. The plans generally provide for employee retirement between the ages of 60 and 65, and benefits based on length of service and compensation, as defined.

In fiscal year 2005, the U.S. retirement plan was amended to change the method used to compute retirement benefits. The new formula will apply to current compensation (as defined) whereas the previous formula was based upon the highest average compensation for the three consecutive years ended December 31, 1997. Benefits accrued through December 31, 2004 under the "previous" plan were frozen as of that date, and will be supplemented annually by additions calculated under a new formula. The effect of this change was to increase pre-tax pension expense for fiscal year 2005 by $0.5 million, $0.2 million after-tax. The estimated pre-tax effect, for fiscal year 2006 is approximately $1.5 million, $1.0 million after-tax.

In fiscal year 2003, certain international plans were amended to require participants to make annual contributions to their plan. This amendment did not have a material impact on pension expense for the year. The net pension expense included below for the international plans amounted to approximately $6.7 million, $6.3 million, and $5.4 million for 2005, 2004, and 2003, respectively.

The Company has agreements with certain officers and senior management personnel that provide for the payment of supplemental retirement benefits during each of the 10 years after the termination of employment. Under certain circumstances, including a change of control as defined, the payment of such amounts could be accelerated on a present value basis.

The components of net pension expense for the defined benefit plans were as follows (in thousands):

                                        2005           2004           2003
--------------------------------------------------------------------------------
Service Cost                           $8,492         $6,962         $6,519
Interest Cost                          10,791          9,651          9,350
Expected Return on Plan Assets         (9,146)        (6,830)        (6,889)
Net Amortization of Prior
   Service Cost                           591            666            645
Net Amortization of Unrecognized
   Transition Asset                       (27)           (25)           (39)

Recognized Net Actuarial Loss           2,017          2,177            885
--------------------------------------------------------------------------------
Net Pension Expense                   $12,718        $12,601        $10,471
--------------------------------------------------------------------------------

The weighted-average assumptions used to determine net pension expense for the years ended April 30 were as follows:

                                        2005      2004      2003
--------------------------------------------------------------------------------
Discount rate                           6.1%      6.3%      7.1%
Rate of Compensation Increase           3.6%      3.7%      5.8%
Expected Return on Plan Assets          8.0%      7.9%      7.9%

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the retirement plans with accumulated benefit obligations in excess of plan assets were $209.0 million, $190.8 million, and $127.7 million, respectively, as of April 30, 2005, and $170.1 million, $158.8 million, $106.4 million, respectively, as of April 30, 2004.

The following table sets forth the changes in and the status of the plans' assets and benefit obligations. The unfunded plans relate primarily to a non-US subsidiary, which is governed by local statutory requirements, and the domestic supplemental retirement plans for certain officers and senior management personnel.

     Dollars in thousands                                                2005                                 2004
     -------------------------------------------------------------------------------------------------------------------------------
     CHANGE IN PLAN ASSETS                                      Funded           Unfunded            Funded           Unfunded
                                                                ------           --------            ------           --------
     Fair Value of Plan Assets, Beginning of Year          $   110,897       $         -        $    78,608       $         -

     Actual Return on Plan Assets                                7,450                 -             13,038                 -

     Employer Contributions                                     14,748             1,875             19,633             1,571

     Participants' Contributions                                   724                 -                472                 -

     Benefits Paid                                              (4,410)           (1,875)            (4,984)           (1,571)

     Foreign Currency Rate Changes                               3,920                 -              4,130                 -
     -------------------------------------------------------------------------------------------------------------------------------
     Fair Value, End of Year                               $   133,329       $         -        $   110,897       $         -
     -------------------------------------------------------------------------------------------------------------------------------
     CHANGE IN BENEFIT OBLIGATION

     Benefit Obligation, Beginning of Year                 $  (139,909)      $   (34,367)       $  (118,264)      $   (31,832)

     Service Cost                                               (7,145)           (1,346)            (5,842)           (1,120)

     Interest Cost                                              (8,656)           (2,135)            (7,689)           (1,962)

     Employees' Contributions                                     (724)                -               (416)                -

     Amendments                                                      -               633                  -                 -

     Actuarial Gain (Loss)                                     (16,923)           (3,568)            (6,260)               16

     Benefits Paid                                               4,410             1,875              4,984             1,571

     Foreign Currency Rate Changes                              (5,994)           (1,577)            (6,422)           (1,040)
     -------------------------------------------------------------------------------------------------------------------------------
     Benefit Obligation, End of Year                       $  (174,941)      $   (40,485)       $  (139,909)      $   (34,367)
     -------------------------------------------------------------------------------------------------------------------------------
     Funded Status                                         $   (41,612)      $   (40,485)       $   (29,012)      $   (34,367)

     Unrecognized Net Asset                                          0                 0                210                 6

     Unrecognized Prior Service Cost (Benefit)                   3,931              (212)             4,419               404

     Unrecognized Net Actuarial Loss                            50,839             6,233             31,960             2,818
     -------------------------------------------------------------------------------------------------------------------------------
     Prepaid (Accrued) Pension Cost                        $    13,158       $   (34,464)       $     7,577       $   (31,139)
     -------------------------------------------------------------------------------------------------------------------------------
     AMOUNTS RECOGNIZED IN THE STATEMENT OF
     FINANCIAL POSITION

     Deferred Pension Asset                                $     1,397       $         -        $       992       $         -

     Accrued Pension Liability                                 (30,838)          (37,507)           (21,669)          (31,395)

     Other Asset                                                 3,415             1,350              3,891               135

     Accumulated Other Comprehensive Income                     39,184             1,693             24,363               121
     -------------------------------------------------------------------------------------------------------------------------------
     Net Amount Recognized                                 $    13,158       $   (34,464)       $     7,577       $   (31,139)
     -------------------------------------------------------------------------------------------------------------------------------
     WEIGHTED AVERAGE ASSUMPTIONS USED IN
     DETERMINING ASSETS AND LIABILITIES

     Discount Rate                                               5.6%              5.3%               6.1%              6.1%

     Expected Return on Plan Assets                              8.4%                -                8.0%                -

     Rate of Compensation Increase                               3.8%              3.7%               3.6%              3.7%
     -------------------------------------------------------------------------------------------------------------------------------

     Accumulated Benefit Obligations                       $  (162,761)      $   (32,260)       $  (131,212)      $   (30,668)
     Increase/(Decrease) in Minimum Liability Included in
          Accumulated Other Comprehensive Income (Above)   $    14,821       $     1,572        $    (2,063)      $       (37)
     -------------------------------------------------------------------------------------------------------------------------------

The table below represents the asset mix of the investment portfolio of the post-retirement benefit plan as of April 30:

                                        Percentage of
                                         Plan Assets
                                     -------------------
Asset Category                         2005      2004
--------------------------------------------------------
U.S. Equities                           25%       25%
International Equities                  32%       35%
Debt Securities                         37%       36%
Real Estate                              5%        3%
Other                                    1%        1%
--------------------------------------------------------
Total                                  100%      100%
--------------------------------------------------------

The investment goal for the defined benefit pension plans is to generate an above-average return in a diversified portfolio of stocks, bonds, and real estate. The plans' risk management practices provide guidance to the investment managers, including guidelines for asset concentration, credit rating and liquidity. Asset allocation favors a balanced portfolio, with a target allocation of approximately 55% equity securities, 40% fixed income securities, and 5% real estate. Due to volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate between acceptable ranges.

The expected long-term rates of return were estimated using market benchmarks for equities, real estate, and bonds applied to each plan's target asset allocation. Expected returns are estimated by asset class and represent the sum of expected real rates of return plus anticipated inflation. The expected long-term rates are then compared to actual historic investment performance of the plan assets and evaluated through consultation with investment advisors.

Expected employer contributions in fiscal year 2006 to the defined benefit pension plans are $7 million, consisting primarily of the minimum legal amounts required for its international plans. Wiley does not anticipate making a contribution to its domestic defined benefit pension plan as, currently, none is statutorily required. From time to time, the Company may elect to make voluntary contributions to its defined benefit plans to improve their funded status.

Expected benefit payments from all plans are expected to approximate $6.5 million in fiscal year 2006, $6.9 million in fiscal year 2007, $7.3 million in fiscal year 2008, $7.8 million in fiscal year 2009, $8.3 million in fiscal year 2010, and $48.5 million for fiscal years 2011 through 2015.

The Company provides contributory life insurance and health care benefits, subject to certain dollar limitations for substantially all of its retired U.S. employees. The cost of such benefits is expensed over the years the employee renders service and is not funded in advance. The accumulated post-retirement benefit obligation as of April 30, 2005 and 2004 was $2.0 million and $1.4 million, respectively. Annual expenses for these plans for all years were immaterial.

The Company has a defined contribution 401(k) savings plan. The Company contribution is based on employee contributions and the level of Company match. The expense for this plan amounted to approximately $2.7 million, $2.9 million, and $2.5 million in 2005, 2004, and 2003, respectively.

Equity Compensation Plans

All equity compensation plans have been approved by security holders. In fiscal year 2005, the shareholders approved the 2004 Key Employee Stock Plan ("2004 Plan") to replace the Company's prior Long Term Incentive Plan. Under the 2004 Plan, qualified employees are eligible to receive awards that may include stock options, performance-based stock awards, and restricted stock awards. Under the 2004 Plan, a maximum number of 8,000,000 shares of Company Class A stock may be issued. No more than 600,000 shares to any one individual may be issued in a year. As of April 30, 2005, there were no remaining securities to be issued under the Company's prior Long Term Incentive Plan and 7,985,000 securities remaining available for future issuance under the 2004 Plan.

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

A summary of the activity and status of the Company's stock option plans was as follows:

                                                2005                         2004                        2003
                                    ------------------------------------------------------------------------------------------------
                                                       Weighted                     Weighted                     Weighted
                                                        Average                      Average                      Average
                                         Options     Exercise Price   Options     Exercise Price   Options     Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at Beginning of Year        5,047,980        $20.12      5,034,904         $16.98      4,599,704      $14.44
Granted                                   993,145        $31.84        928,834         $25.32        900,809      $24.90
Exercised                                (425,066)       $12.12       (881,013)         $7.63       (427,356)     $ 5.78
Canceled                                  (53,000)       $25.29        (34,745)        $21.77        (38,253)     $23.17
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at End of Year              5,563,059        $22.77      5,047,980         $20.12      5,034,904      $16.98
------------------------------------------------------------------------------------------------------------------------------------
Exercisable at End of Year              2,246,068        $16.80      2,104,909         $14.22      2,161,372      $10.08
------------------------------------------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding and options exercisable at April 30, 2005:

                                Options Outstanding                                           Options Exercisable
                                -------------------                                           -------------------
 Range of Exercise              Number of       Weighted Average       Weighted Average       Number of       Weighted Average
      Prices                     Options         Remaining Term         Exercise Price         Options         Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
$ 7.06 to $ 8.63                 367,438           1.7 years                $ 8.17              367,438            $ 8.17
$13.75 to $14.59                 831,036           3.1 years                 13.90              831,036             13.90
$17.25 to $20.54                  93,895           6.1 years                 19.49               82,145             19.34
$20.56 to $23.40                 969,174           5.3 years                 22.25              535,874             21.39
$23.56 to $25.32               2,323,513           6.9 years                 24.77              429,575             23.57
$31.89 to $31.89                 978,003           9.1 years                 31.89                    -                 -
------------------------------------------------------------------------------------------------------------------------------------
Total                          5,563,059           6.1 years                $22.77            2,246,068            $16.80
------------------------------------------------------------------------------------------------------------------------------------

Under the terms of the Company's executive long-term incentive plans, upon the achievement of certain three-year financial performance-based targets, awards will be payable in restricted shares of the Company's Class A Common Stock. The restricted shares vest 50% on the first and second anniversary date after the award is earned. Compensation expense is charged to earnings over the respective three-year period.

The Company also grants restricted shares of the Company's Class A Common Stock to key executive officers and others in connection with their employment. The restricted shares generally vest one half at the end of the fourth and fifth years following the date of the grant. Under certain circumstances relating to a change of control or termination, as defined, the restrictions would lapse and shares would vest earlier.

Compensation expense is charged to earnings ratably over five years, or sooner if vesting is accelerated, from the dates of grant. Restricted shares issued in connection with the above plans amounted to 129,647, 177,605 and 84,376 shares at weighted average fair values of $32.13, $25.16, and $26.08 per share in 2005, 2004, and 2003, respectively.

Under the terms of the Company's 1990 Director Stock Plan (the "1990 Plan"), as amended and restated as of June 2001, each member of the Board of Directors who is not an employee of the Company was awarded either (a) Class A Common Stock equal to 50% of the board member's annual fee, based on the stock price on the date of grant, or (b) stock options equal to 150% of the annual fee divided by the stock price on the date of grant. Directors' stock options were 100% exercisable at date of grant. In fiscal year 2003, 13,224 stock options were granted under the 1990 Plan at an exercise price of $21.44. In fiscal years 2005 and 2004, 4,498 and 4,109 shares of common stock were issued under the 1990 Plan, respectively.

In September 2004 the shareholders approved the Director Stock Plan (the "Director Plan"). No further shares or options will be granted under the 1990 Plan. Under the terms of the Director Plan, each non-employee director will receive an award of Class A Common Stock equal in value to 100% of the annual director fee, based on the stock price on the date of grant. The granted shares may not be sold or transferred during the time the non-employee director remains a director.

Directors may also elect to receive all or a portion of their director fees in Company stock. No shares were issued in lieu of cash compensation for any of the years presented.

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

Under the Company's current stock repurchase program, up to four million shares of its Class A common stock may be purchased from time to time in the open market and through privately negotiated transactions. During fiscal year 2005, the Company repurchased 2,877,200 shares at an average price of $32.94 per share under the current and previous programs. As of April 30, 2005, the Company has authorization from its Board of Directors to purchase up to approximately 900,000 additional shares.

Segment Information

The Company is a global publisher of print and electronic products, providing must-have content and services to customers worldwide. Core businesses include professional and consumer books and subscription services; scientific, technical and medical journals, encyclopedias, books, and online products and services; and educational materials for advanced placement, undergraduate, and graduate students, teachers and lifelong learners. The Company has publishing, marketing, and distribution centers in the United States, Canada, Europe, Asia, and Australia. The Company's reportable segments are based on the management reporting structure, which is also used to evaluate performance. Other segments include the Company's operating divisions in Asia, Australia and Canada. Segment information is as follows (in thousands):

                                                                             2005
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Eliminations
                                                                                  European      Other      & Corporate
                                            U.S. Segments                          Segment     Segments        Items        Total
                          ----------------------------------------------------  ------------  ------------  ------------  ----------
                                        Scientific,
                          Professional/  Technical,      Higher        Total
                              Trade     and Medical    Education        U.S.
                          ------------  ------------  ------------  ----------
Revenue
   External Customers     $313,655      $182,412       $124,062       $620,129      $247,016     $106,903     $      -     $974,048
   Intersegment Sales       36,683         8,103         26,843         71,629        21,841        1,746      (95,216)            -
                          ------------  ------------  ------------  ----------  ------------  ------------  ------------  ----------
   Total Revenue          $350,338      $190,515       $150,905       $691,758      $268,857     $108,649     $(95,216)    $974,048
                          ------------  ------------  ------------  ----------  ------------  ------------  ------------  ----------
Direct Contribution
to Profit                 $102,326       $88,899        $38,221       $229,446       $86,226      $24,175            -     $339,847
                          ------------  ------------  ------------  ----------  ------------  ------------  ------------
Shared Services and
Admin. Costs (a)                                                                                                          ($198,466)
                                                                                                                          ----------
Operating Income                                                                                                            141,381
Interest Expense and
   Other, Net                                                                                                                (5,718)
                                                                                                                          ----------
Income Before Taxes                                                                                                        $135,663
                                                                                                                          ==========

Total Assets              $395,397       $62,207       $101,596       $559,200      $269,792      $46,417     $157,160   $1,032,569
Expenditures for Other
      Long-Lived Assets    $33,283       $12,038        $13,341        $58,662       $29,404       $4,971      $20,723     $113,760
Depreciation and
      Amortization         $16,814        $5,083        $16,083        $37,980       $13,916       $3,662      $22,796      $78,354

------------------------------------------------------------------------------------------------------------------------------------
                                                                             2004
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Eliminations
                                                                                 European        Other      & Corporate
                                            U.S. Segments                         Segment       Segments        Items       Total
                          ----------------------------------------------------  ------------  ------------  ------------  ----------
                                        Scientific,
                          Professional/  Technical,     Higher        Total
                             Trade      and Medical    Education       U.S.
                          ------------  ------------  ------------  ----------
Revenue
   External Customers     $306,042       $170,526      $128,067       $604,635     $220,756      $97,571     $      -      $922,962
   Intersegment Sales       34,210          7,574        24,794         66,578       17,680        1,415      (85,673)            -
                          ------------  ------------  ------------  ----------  ------------  ------------  ------------  ----------
   Total Revenue          $340,252       $178,100      $152,861       $671,213     $238,436      $98,986     $(85,673)     $922,962
                          ------------  ------------  ------------  ----------  ------------  ------------  ------------  ----------
Direct Contribution
to Profit                  $93,945        $86,310       $41,749       $222,004      $74,585      $22,218            -      $318,807
                          ------------  ------------  ------------  ----------  ------------  ------------  ------------
Shared Services and
Admin. Costs (a)                                                                                                          ($189,428)
                                                                                                                          ----------
Operating Income                                                                                                            129,379
Interest Expense and
   Other, Net                                                                                                                (4,269)
                                                                                                                          ----------
Income Before Taxes                                                                                                        $125,110
                                                                                                                          ==========

Total Assets              $395,550        $56,277      $113,614       $565,441     $237,976      $39,146     $156,383      $998,946
Expenditures for
   Long-Lived Assets       $26,822        $11,620       $11,150        $49,592      $15,642       $4,445      $22,039       $91,718
Depreciation and
   Amortization            $16,728         $4,276       $13,904        $34,908      $13,013       $3,037      $20,409       $71,367

------------------------------------------------------------------------------------------------------------------------------------
                                                                             2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Eliminations
                                                                                 European        Other      & Corporate
                                            U.S. Segments                         Segment       Segments       Items        Total
                          ----------------------------------------------------  ------------  ------------  ------------  ----------
                                        Scientific,
                          Professional/  Technical,      Higher       Total
                             Trade      and Medical    Education       U.S.
                          ------------  ------------  ------------  ----------
Revenue
   External Customers     $289,090        $160,017      $124,017       $573,124    $194,326       $86,521     $      -     $853,971
   Intersegment Sales       32,873           8,191        24,203         65,267      16,156           793      (82,216)           -
                          ------------  ------------  ------------  ----------  ------------  ------------  ------------  ----------
   Total Revenue          $321,963        $168,208      $148,220       $638,391    $210,482       $87,314     $(82,216)    $853,971
                          ------------  ------------  ------------  ----------  ------------  ------------  ------------  ----------
Direct Contribution
to Profit                  $87,354         $77,937       $39,938       $205,229     $69,191       $16,278            -     $290,698
                          ------------  ------------  ------------  ----------  ------------  ------------  ------------
Shared Services and
Admin. Costs (a)                                                                                                          ($167,972)
Unusual Items (b)                                                                                                            (2,465)
                                                                                                                          ----------
Operating Income                                                                                                            120,261
Interest Expense and
   Other, Net                                                                                                                (7,702)
                                                                                                                          ----------
Income Before Taxes                                                                                                        $112,559
                                                                                                                          ==========

Total Assets              $391,075         $55,868      $117,165       $564,108    $228,013       $36,565     $143,554     $972,240
Expenditures for Other
     Long-Lived Assets     $35,218          $9,258       $13,812        $58,288     $26,150        $3,602      $37,516     $125,556
Depreciation and
     Amortization          $16,849          $4,130       $12,650        $33,629     $10,054        $2,403      $16,877      $62,963

(a) Shared Services and Administrative Costs ( in thousands):

                                                               2005             2004              2003
    ---------------------------------------------------------------------------------------------------------
    Distribution                                              $47,631           $47,570          $45,680
    Information Technology                                     55,147            51,918           42,427
    Finance                                                    33,880            29,900           27,919
    Other Administration                                       61,808            60,040           51,946
    ---------------------------------------------------------------------------------------------------------
    Total                                                    $198,466          $189,428         $167,972
    =========================================================================================================

(b) Relocation related expenses

Intersegment sales are generally made at a fixed discount from list price. Shared services costs are not allocated, as they support the Company's worldwide operations. Corporate assets primarily consist of cash and cash equivalents, deferred tax benefits, and certain property and equipment. Export sales, principally STM journals, from the United States to unaffiliated international customers amounted to approximately $67.7 million, $68.8 million, and $75.6 million in fiscal years 2005, 2004, and 2003, respectively. The pretax income for consolidated operations outside the United States was approximately $45.5 million, $41.9 million, and $37.0 million in 2005, 2004, and 2003, respectively.

Worldwide revenue for the Company's core businesses was as follows (in thousands):

                                                          2005                   2004                  2003
-------------------------------------------------------------------------------------------------------------------
Professional/Trade                                      $411,432              $393,134               $369,115
Scientific, Technical, and Medical                       372,122               340,235                308,554
Higher Education                                         190,494               189,593                176,302
-------------------------------------------------------------------------------------------------------------------
Total                                                   $974,048              $922,962               $853,971
===================================================================================================================

Revenue from external customers based on the location of the customer and long-lived assets by geographic area was as follows:

       Dollars in thousands
       --------------------                          Revenue                                   Long-Lived Assets
                                    -------------------------------------------    ------------------------------------------
                                        2005            2004           2003           2005           2004           2003
                                    -------------    -----------    -----------    -----------    ------------   ------------
         United States               $576,521         $567,341       $524,394       $450,159       $461,039       $468,763
         United Kingdom                73,428           67,821         56,285         81,041         61,712         55,941
         Germany                       69,964           57,018         56,826        143,349        138,311        135,553
         Australia                     38,025           34,241         27,849          9,640          6,699          5,690
         Canada                        37,994           33,918         33,063          3,543          2,097          1,651
         Other Countries              178,116          162,623        155,554          1,634          1,742          1,730
                                    -------------    -----------    -----------    -----------    ------------   ------------
         Total                       $974,048         $922,962       $853,971       $689,366       $671,600       $669,328
                                    =============    ===========    ===========    ===========    ============   ============

                                                                     Schedule II
                                                                     -----------

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED APRIL 30, 2005, 2004, AND 2003

                             (Dollars in thousands)


                                                                     Additions/(Deductions)
                                                                   ----------------------------
                                                     Balance at     Charged to         From        Deductions      Balance at
                   Description                       Beginning        Cost &       Acquisitions   From Reserves   End of Period
                                                     of Period       Expenses          (3)
--------------------------------------------------------------------------------------------------------------------------------
Year Ended April 30, 2005
     Allowance for sales returns(1)                  $ 63,752       $ 101,030       $        -     $ 108,121        $   56,661
     Allowance for doubtful accounts                 $ 11,378       $   1,861       $        -     $   5,959(2)     $    7,280
     Allowance for inventory obsolescence            $ 25,915       $  20,342       $      341     $  22,429        $   24,169

Year Ended April 30, 2004
     Allowance for sales returns(1)                  $ 65,130       $ 107,956       $        -     $ 109,334        $   63,752
     Allowance for doubtful accounts                 $  9,546       $   2,861       $        -     $   1,029(2)     $   11,378
     Allowance for inventory obsolescence            $ 25,719       $  23,301       $      (18)    $  23,087        $   25,915

Year Ended April 30, 2003
     Allowance for sales returns(1)                  $ 67,816       $ 105,404       $        -     $ 108,090        $   65,130
     Allowance for doubtful accounts                 $ 17,008       $   1,590       $   (7,326)    $   1,726(2)     $    9,546
     Allowance for inventory obsolescence            $ 32,090       $  18,822       $     (298)    $  24,895        $   25,719



---------------------------------------

(1) Allowance for sales returns represents anticipated returns net of inventory and royalty costs.
(2)  Accounts written off, less recoveries.
(3) Subsequent purchase accounting adjustment primarily associated with the acquisition of Hungry Minds.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          ------------------------------------------------------------------
          None


Item 9A.  Controls and Procedures
          -----------------------
          Disclosure Controls and Procedures: As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as such term is defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in alerting them on a timely basis to information required to be included in our submissions and filings with the SEC.

          Management's Report on Internal Control over Financial Reporting: Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of April 30, 2005.

          KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, (1)on our management's assessment of the effectiveness of our internal controls over financial reporting and
          (2) on the effectiveness of our internal control over financial reporting.

          Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fourth fiscal quarter of 2005.


Item 9B.  Other Information
          -----------------
          None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------
          The name, age and background of each of our directors nominated for election are contained under the caption "Election of Directors" in our Proxy Statement for our 2005 Annual Meeting of Shareholders and are incorporated herein by reference.

          Information on the beneficial ownership reporting for our directors and executive officers is contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

          Information on our audit committee financial experts is contained in our Proxy Statement for our 2005 Annual Meeting of Shareholders under the caption "Report of the Audit Committee" and is incorporated herein by reference.

          Information on the Audit Committee Charter is contained in our Proxy Statement for our 2005 Annual Meeting of Shareholders under the caption "Audit Committee Charter - Exhibit A" and is incorporated herein by reference.

          Information with respect to the Company's corporate governance principles is contained in our Proxy Statement for our 2005 Annual Meeting of Shareholders under the caption "Corporate Governance Principles" and is incorporated herein by reference.

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

          Executive Officers
          ------------------
          Set forth below as of April 30, 2005 are the names and ages of all executive officers of the Company, the period during which they have been officers, and the offices presently held by each of them.

          Name and Age         Officer Since        Present Office
          Peter Booth Wiley        2002             Chairman of the Board since September 2002
                    62                              and a Director

          William J. Pesce         1989             President and Chief Executive Officer
                    54                              and a Director since May 1, 1998 (previously
                                                    Chief Operating Officer; Executive Vice
                                                    President, Educational and International Group)

          Ellis E. Cousens         2001             Executive Vice President and Chief Financial
                    53                              and Operations Officer since March 2001 (previously Senior Vice
                                                    President, Chief Financial Officer of Bookspan, a Bertelsmann AG
                                                    joint venture, from March 2000; Vice President, Finance and
                                                    Strategic Planning, of Bertelsmann AG from March 1999; Vice
                                                    President, Chief Financial Officer of BOL.com, a subsidiary of
                                                    Bertelsmann AG, from August 1998)

          Stephen A. Kippur        1986             Executive Vice President; and President,
                    58                              Professional and Trade Publishing, since July
                                                    1998 (previously Executive Vice President and Group President,
                                                    Professional, Reference and Trade)

          William Arlington        1990             Senior Vice President, Human Resources, since
                    56                              June 1996

          John Jarvis              1996             Senior Vice President, Wiley Europe, since 1996
                    58

          Timothy B. King          1996             Senior Vice President, Planning and
                    65                              Development, since June 1996

          Bonnie E. Lieberman      1990             Senior Vice President, Higher Education, since 1996
                    57

          Gary M. Rinck            2004             Senior Vice President, General Counsel, since March 2004
                    53                              (previously Group General Counsel of Pearson PLC, from 2000,
                                                    Managing Partner of the London office of Morrison & Foerster from 1995.)

          Stephen M. Smith         1995             Senior Vice President, International Development and Director of
                    50                              Professional and Trade Publishing, since 1995

          Eric Swanson             1989             Senior Vice President, Scientific, Technical and Medical, since 1996

          Deborah E. Wiley         1982             Senior Vice President, Corporate
                    59                              Communications, since June 1996

          Walter Conklin           1988             Vice President, Treasurer, since 1988
                    61

          Edward J. Melando        2002             Vice President, Corporate Controller, since April 2002
                    49                              (previously Vice President, Corporate Controller of
                                                    Journal Register Company from August 2000; Corporate
                                                    Controller of Asarco Incorporated, from April 1999)

          Josephine Bacchi         1992             Corporate Secretary, since 1992
                    58

          Each of the other officers listed above will serve until the next organizational meeting of the Board of Directors of the Company and until each of the respective successors is duly elected and qualified. Deborah E. Wiley is the sister of Peter Booth Wiley. There is no other family relationship among any of the aforementioned individuals.

Item 11.  Executive Compensation
          ----------------------
          Information on compensation of our directors and executive officers is contained in our Proxy Statement for our 2005 Annual Meeting of Shareholders under the captions "Directors' Compensation" and "Executive Compensation," respectively, and is incorporated herein by reference.


Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management
          and Related Stockholder Matters
          ------------------------------------------------------------------
          Information required by this item is contained in the Company's Proxy Statement for our 2005 Annual Meeting of Shareholders under the caption "Beneficial Ownership of Directors and Management" and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------
          None.


Item 14.  Principal Accountant Fees and Services
          --------------------------------------
          Information required by this item is contained in the Company's Proxy Statement for our 2005 Annual Meeting of Shareholders under the caption "Report of the Audit Committee" and is incorporated herein by reference.



                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------
         (a)  Financial Statements and Schedules
                    Financial   Statements  and  Schedules  are  listed  in  the
                    attached index on page 6 and are filed as part of this Report.

         (b)  Reports on Form 8-K
                    Earnings release on the third quarter fiscal 2005 results issued on form 8-K dated March 4, 2005, which included certain condensed financial statements of the Company.

                    Earnings release on the fiscal year 2005 results issued on form 8-K dated June 14, 2005, which included certain condensed financial statements of the Company.

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

         10.3 Agreement of Lease dated as of August 4, 2000, between, Block A South Waterfront Development L.L.C., as Landlord, and the Company, as Tenant (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31,
               2000).

         10.4 Summary of Lease Agreement dated as of March 4, 2005, between, Investa Properties Limited L.L.C. as Landlord, and the Company, as Tenant (filed as an exhibit to the Company's Report on Form 10-K for the year ended April 30, 2005).


         10.5 Director Stock Plan (incorporated by reference to the Company's Definitive Proxy Statement date August, 2004).

         10.6 Executive Annual Incentive Plan (incorporated by reference to the Company's Definitive Proxy Statement dated August 5, 2004).

         10.7 2004 Key Employee Stock Plan (incorporated by reference to the Company's Definitive Proxy Statement dated August 5, 2004).


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

         10.13 Form of the Fiscal Year 2005 Qualified Executive Long Term Incentive Plan (filed as an exhibit to the Company's Report on Form 10-K).

         10.14 Form  of  the  Fiscal  Year  2005  Qualified   Executive   Annual
               Incentive Plan (filed as an exhibit to the Company's Report on Form 10-K).

         10.15 Form  of  the  Fiscal  Year  2005  Executive   Annual   Strategic
               Milestones Incentive Plan (filed as an exhibit to the Company's Report on Form 10-K).

         10.16 Form of the Fiscal Year 2004 Qualified Executive Long Term Incentive Plan (filed as an exhibit to the Company's Report on Form 10-K).

         10.17 Form  of  the  Fiscal  Year  2004  Qualified   Executive   Annual
               Incentive Plan (filed as an exhibit to the Company's Report on Form 10-K).

         10.18 Form  of  the  Fiscal  Year  2004  Executive   Annual   Strategic
               Milestones Incentive Plan (filed as an exhibit to the Company's Report on Form 10-K).

         10.19 Form of the Fiscal Year 2003 Qualified Executive Long Term Incentive Plan (filed as an exhibit to the 10K report).

         10.20 Form  of  the  Fiscal  Year  2003  Qualified   Executive   Annual
               Incentive Plan (filed as an exhibit to the 10K report).

         10.21 Form  of  the  fiscal  year  2003  Executive   Annual   Strategic
               Milestones Incentive Plan (filed as an exhibit to the 10K report).

         10.22 Senior executive Employment Agreement dated as of March 1, 2003, between William J. Pesce and the Company.

         10.23 Senior executive Employment Agreement dated as of March 1, 2003, between Stephen A. Kippur and the Company.

         10.24 Senior executive Employment Agreement dated as of March 1, 2003, between Ellis E. Cousens and the Company.

         10.25 Senior executive Employment Agreement letter dated as of March 1, 2003, between Timothy B. King and the Company.

         10.26 Senior executive Employment Agreement letter dated as of March 15, 2004, between Gary M. Rinck and the Company (filed as an exhibit to the fiscal year 2004 10K report).

         22    List of Subsidiaries of the Company.

         23 Consent of Independent Registered Public Accounting Firm (included in this report as listed in the attached index).

         98 Certifications by the CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         99 Certifications by the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  JOHN WILEY & SONS, INC.
                                          --------------------------------------
                                                        (Company)


                                     By:  /s/  William J. Pesce
                                          --------------------------------------
                                          William J. Pesce
                                          President and Chief Executive Officer

                                     By:  /s/  Ellis E. Cousens
                                          --------------------------------------
                                          Ellis E. Cousens
                                          Executive Vice President and
                                          Chief Financial and Operations Officer

                                     By:  /s/  Edward J. Melando
                                          --------------------------------------
                                          Edward J. Melando
                                          Vice President, Controller and
                                          Chief Accounting Officer


                                          Dated: July 7, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons constituting directors of the Company on July 7, 2005.



/s/        Warren J. Baker                         /s/        Henry A. McKinnell
------------------------------                     -----------------------------
           Warren J. Baker                                    Henry A. McKinnell



/s/        Larry Franklin                          /s/        William J. Pesce
------------------------------                     -----------------------------
           Larry Franklin                                     William J. Pesce



/s/        Kim Jones                               /s/        William B. Plummer
------------------------------                     -----------------------------
           Kim Jones                                          William B. Plummer



/s/        Mathew S. Kissner                       /s/        Bradford Wiley II
------------------------------                     -----------------------------
           Mathew S. Kissner                                  Bradford Wiley II



/s/        John L. Marion, Jr.                     /s/        Peter Booth Wiley
------------------------------                    -----------------------------
           John L. Marion, Jr.                                Peter Booth Wiley

                                                                    Exhibit 10.4

                           Summary of Lease Agreement
                           --------------------------
                              Dated March 4 , 2005
                              --------------------

Landlord:
---------
     Investa Properties Limited in care of Investa Asset Management (Qld) Pty Ltd, Level 10, 410 Ann Street Brisbane, Queensland

Tenant:
-------
     JOHN WILEY & SONS AUSTRALIA, LTD of Level 3, 33 Park Road, Milton QLD 4064

Leased Property:
----------------
     Buildings constructed on Lot 5 on RP 217071, County Stanley, Parish Enoggera, Title Reference 18365011 and known as 42 McDougall Street, Milton and 40 McDougall Street, Milton

Size of Leased Property:
------------------------
     3,027 square meters (approx. 33,000 square feet)

Commencement Date:
------------------
     July 17, 2005

Term:
-----
     15 years

Termination Date:
-----------------
     July 16, 2020

Base Rent:
----------
     $320 Australian dollars per square meter per annum

Escalating Rent:
----------------
     4% per annum,subject to readjustment in years 5 & 10. In years 5 & 10 a comparison of the annual base rent will be made to market rental rates published. Annual rental payments will be prosectively adjusted up or down by no more than 5% to align the base rent with the current market terms.

Car Parking License:
--------------------
     $108,000 Australian dollars per annum for 60 cars

Incentives Paid to Tenant:
--------------------------
     $3.6 million Australian dollars to be used for leasehold improvements, payment of expiring lease obligation under previously leased facilities and/or reduction of new lease obligation

Early Termination Provision:
--------------------------
     Tenant can terminate the lease in year 12 (2017) subject to an early termination payment equal to the $.8 Australian dollars million less any incentive payments received by the lessee for reimbursement of lease obligations under previously leased facilities. The termination payment will be subject to 10.5% compond annual interest computed from the commencement date.

Sublease Rights:
----------------
     The tenant has sublease rights subject to certain provisions (sublease rent and space amounts) within the lease

Renewal Options:
----------------
     There are no renewal options stated within the lease agreement.

                                                                   Exhibit 10.13





                             JOHN WILEY & SONS, INC.
                             -----------------------


              FY 2005 QUALIFIED EXECUTIVE LONG TERM INCENTIVE PLAN
              ----------------------------------------------------


                                  PLAN DOCUMENT
                                  -------------





                                  CONFIDENTIAL
                                  ------------





                                   MAY 1, 2004
                                   -----------

                                    CONTENTS
                                    --------

Section            Subject                                                  Page
-------            -------                                                  ----
I.                 Definitions                                                2

II.                Plan Objectives                                            3

III.               Eligibility                                                3

IV.                Performance Targets and Measurement                        3

V.                 Performance Evaluation                                     3

VI.                Restricted Performance Shares Award Provisions             4

VII.               Stock Options                                              5

VIII.              Payouts                                                    5

IX.                Administration and Other Matters                           5

I.   DEFINITIONS
     -----------

Following are definitions for words and phrases used in this document. Unless the context clearly indicates otherwise, these words and phrases are considered to be defined terms and appear in this document in italicized print:

Company: John Wiley & Sons, Inc.

business unit: The Company, a division or subsidiary of the Company, or a global unit of the Company.

plan:  This FY 2005 Qualified Executive Long Term Incentive Plan.

shareholder plan:  The Company's 2004 Key Employee Stock Plan.

plan period: The three year period from May 1, 2004 to April 30, 2007, or a portion of this period, at the discretion of the CC.

Compensation Committee (CC): The committee of the Company's Board of Directors responsible for the review and approval of executive compensation.

performance target: A participant's objective to achieve specific financial goals for the plan period, as approved by the CC. A performance target comprises all of the financial goals for a business unit.

business criteria: An indicator of financial performance, chosen from the business criteria listed in Section 7(b)(ii)(B) of the shareholder plan. The following business criteria are used in this plan:

     cumulative cash flow: The cumulative for the plan period of net income, excluding unusual items not related to the period being measured, plus/minus any non-cash items included in net income and changes in operating assets and liabilities, minus normal investments in product development assets and property and equipment.

     earnings per share: Earnings per share, excluding unusual items not related to the period being measured. Actual results shall be increased by one cent for VCH tax basis step-up recovery.

financial goal: A targeted level of attainment of a given business criteria.

financial results:  The published, audited financial results of the Company.

participant:  A person selected to participate in the plan.

performance levels:
     threshold: The minimum acceptable level of achievement of a financial goal in order to earn a payout, expressed as a percentage of target ( e.g., 95% of target.)

     target:  Achievement of the assigned financial goal-100%.

     outstanding: Superior achievement of a financial goal, earning the maximum payout, expressed as a percentage of target (e.g., 115% of target.)

target incentive: An award of restricted performance shares that a participant is eligible to receive if 100% of his/her applicable award period objectives are achieved and the participant remains an employee of the Company through April 30, 2009, except as otherwise provided in Section VIII.

stock:  Class A Common Stock of the Company.

restricted performance share: A share of stock issued pursuant to this plan and the shareholder plan that is subject to forfeiture. In the shareholder plan, such stock is referred to as "Performance-Based Stock."

restricted period: The period during which the restricted performance shares shall be subject to forfeiture in whole or in part, as defined in the shareholder plan, in accordance with the terms of the award.

Plan-end adjusted restricted performance shares award: The number of restricted performance shares awarded to a participant at the end of the plan cycle after adjustments, if any, are made, as set forth in Sections V and VIII.

II.  PLAN OBJECTIVES
     ---------------

The plan is intended to provide the officers and other key employees of the Company and of its subsidiaries, affiliates and certain joint venture companies, upon whose judgement, initiative and efforts the Company depends for its growth and for the profitable conduct of its business, with additional incentive to promote the success of the Company.

III. ELIGIBILITY
     -----------

A participant is selected by the CEO and recommended for participation to the CC, which has sole discretion for determining eligibility, from among those employees in key management positions deemed able to make the most significant contributions to the growth and profitability of the Company. The President and CEO of the Company is a participant.

IV.  PERFORMANCE TARGETS AND MEASUREMENT
     -----------------------------------

The CEO recommends and the CC adopts, in its sole discretion, performance targets and performance levels for each participant, not later than 90 days from the commencement of the plan period. No performance target or performance level may be modified after 90 days from the commencement of the plan period.

     A. Performance targets, comprising one or more financial goals, are defined for each business unit. Each financial goal is assigned a weight, such that the sum of the weights of all financial goals for a business unit equals 100%.

     B. Each participant is assigned performance targets for one or more business units, based on the participant's position, responsibilities, and his ability to affect the results of the assigned business unit. For each participant, each business unit is assigned a weight, such that the sum of the weights of all business units for a participant equals 100%. Collectively, all business unit performance targets constitute the participant's plan period objectives.

     C. Each financial goal is assigned performance levels (threshold, target and outstanding).

V.   PERFORMANCE EVALUATION
     ----------------------
     A.   Financial Results
          -----------------
          1. At the end of the plan period, the financial results for each business unit are compared with that unit's financial goals to determine the payout for each participant.
          2. In determining the attainment of financial goals, the impact of any of the events (a) through (i) listed in Section 7(b)(ii)(B) of the shareholder plan, if dilutive (causes a reduction in the financial result) will be excluded from the financial results for any affected business unit.

          3.   Award Determination
               a. Achievement of threshold performance of at least one financial goal of a performance target is necessary for a participant to receive a payout for that performance target.
               b. The unweighted payout factor for each financial goal is determined as follows:
                    1. For performance at the below threshold level, the payout factor is zero.
                    2. For performance at the threshold level, the payout factor is 25%.
                    3. For performance between the threshold and target levels, the payout factor is between 25% and 100%, determined on a pro-rata basis.
                    4. For performance at the target level, the payout factor is 100%.
                    5. For performance between the target and outstanding levels, the payout factor is between 100% and 200%, determined on a pro-rata basis.
                    6. For performance at or above the outstanding level, the payout factor is 200%.

               c. A participant's plan-end adjusted restricted performance shares award is determined as follows:
                    1. Each financial goal's unweighted payout factor determined above times the weighting of that financial goal equals the weighted payout factor for that financial goal
                    2. The sum of the weighted payout factors for a business unit's performance target equals the payout factor for that performance target.
                    3.   The  participant's  target incentive
                                        times
                         the business unit weight
                                        times
                         the performance  target payout factor
                                        equals
                         the participant's payout for that business unit
                    4. The sum of the payouts for all the business units assigned to a participant equals the participant's total plan-end adjusted restricted performance shares award.
               d. The CC may, in its sole discretion, reduce a participant's payout to any level it deems appropriate.

VI.  RESTRICTED PERFORMANCE SHARES AWARD PROVISIONS
     ----------------------------------------------

     A. Restricted performance shares, equal to a participant's target incentive, shall be awarded at the beginning of the plan period. In addition to the terms and conditions set forth in the shareholder plan, the restricted period for restricted performance shares awarded shall be as follows: subject to continued employment except as otherwise set forth in the shareholder plan, the lapse of restrictions on one-half of the restricted performance shares awarded will occur on the first anniversary of the plan period end date (April 30, 2008) at which time the participant will receive a stock certificate in a number of shares equal to one-half of the restricted performance shares awarded with the restrictive legend deleted, and the lapse of restrictions on the remaining half will occur on the second anniversary of the plan period end date (April 30, 2009) at which time the participant will receive a new stock certificate in a number of shares equal to the remaining half with the restrictive legend deleted.

     B. The plan-end adjusted restricted performances share award will be compared to the restricted performance shares awarded at the beginning of the plan period, and the appropriate amount of restricted performance shares will be awarded or forfeited, as required, to bring the restricted performance shares award to the number of shares designated as the plan-end adjusted restricted performance shares award.

VII. STOCK OPTIONS
     -------------

The participant may be granted a stock option pursuant to the shareholder plan at the beginning of the plan period, representing another incentive vehicle by which the participant is able to share in the equity growth of the Company. The terms and conditions of the award of the stock option are contained in the shareholder plan and in the stock option award.

VIII. PAYOUTS
      -------

     A.   Payouts will be made within 90 days after the end of the plan period.

     B. In the event of a participant's death, disability, retirement or leave of absence prior to payout, the payout, if any, will be determined by the CC.

     C. A participant who resigns, or whose employment is terminated by the Company, with or without cause before payout from the plan is distributed, will not receive a payout. Exception to this provision shall be made with the approval of the CC, in its sole discretion.

     D. In the event of a Change of Control, as that term is defined in the shareholder plan, all "target" restricted performance shares awarded to Executive under the plan vest to the participant, or at the CC's option, payment will be made of the value of the "target" restricted performance shares based on the fair market value on the effective date of the Change of Control.

     E. A participant who is hired or promoted into an eligible position during the plan period may receive a prorated payout as determined by the CC, in its sole discretion.

IX.  ADMINISTRATION AND OTHER MATTERS
     --------------------------------

     A. The plan will be administered by the CC, which shall have authority in its sole discretion to interpret and administer this plan, including, without limitation, all questions regarding eligibility and status of any participant, and no participant shall have any right to receive a payout or payment of any kind whatsoever, except as determined by the CC hereunder.

     B. The Company will have no obligation to reserve or otherwise fund in advance any amount which may become payable under the plan.

     C. This plan may not be modified or amended except with the approval of the CC.

     D. In the event of a conflict between the provisions of this plan and the provisions of the shareholder plan, the provisions of the shareholder plan shall apply.

     E. No awards of any type under this plan shall be considered as compensation for purposes of defining compensation for retirement, savings or supplemental executive retirement plans, or any other benefit.

                                                                   Exhibit 10.14





                             JOHN WILEY & SONS, INC.
                             -----------------------


                FY 2005 QUALIFIED EXECUTIVE ANNUAL INCENTIVE PLAN
                -------------------------------------------------


                                  PLAN DOCUMENT
                                  -------------





                                  CONFIDENTIAL
                                  ------------





                                   MAY 1, 2004
                                   -----------

                                    CONTENTS
                                    --------

Section            Subject                                                  Page
-------            -------                                                  ----

I.                 Definitions                                                2

II.                Plan Objectives                                            3

III.               Eligibility                                                3

IV.                Performance Targets and Measurement                        3

V.                 Performance Evaluation                                     4

VI.                Payouts                                                    5

VII.               Administration and Other Matters                           5

I.   DEFINITIONS
     -----------

Following are definitions for words and phrases used in this document. Unless the context clearly indicates otherwise, these words and phrases are considered to be defined terms and appear in this document in italicized print:

Company:  John Wiley & Sons, Inc.

business unit: The Company, a division or subsidiary of the Company, or a global unit of the Company.

plan: This FY 2005 Qualified Executive Annual Incentive Plan.

shareholder plan: The Company's 2004 Executive Annual Incentive Plan.

plan period: The twelve-month period from May 1, 2004 to April 30, 2005, or a portion of this period, at the discretion of the CC.

Compensation Committee (CC): The committee of the Company's Board of Directors responsible for the review and approval of executive compensation.

performance target: A participant's objective to achieve specific financial goals for the plan period, as approved by the CC. A performance target comprises all of the financial goals for a business unit.

business criteria: An indicator of financial performance, chosen from the business criteria listed in Section 4(b)(ii) of the shareholder plan. The following business criteria are used in this plan:

     revenue (corporate): Gross annual revenue, net of provision for returns.

     cash flow: Net income, excluding unusual items not related to the period being measured, plus/minus any non-cash items included in net income and changes in operating assets and liabilities, minus normal investments in product development assets and property and equipment.

     earnings per share: Earnings per share, excluding unusual items not related to the period being measured. Actual results shall be increased by one cent for VCH tax basis step-up recovery.

     revenue (divisional): Gross annual revenue, net of actual returns.

     divisional EBITA: Operating income before amortization of intangibles.

     divisional cash flow: divisional operating income, plus/minus any non-cash items included in divisional operating income (other than provisions for bad debts), and changes in controllable assets and liabilities, less normal investments in product development assets and direct property and equipment additions. Controllable assets and liabilities are inventory, composition, author advances, other deferred publication costs, and deferred subscription revenues.

     GPC EBITA:  divisional  operating income before amortization of intangibles
     as  adjusted  for  profit  earned  by  other   divisions  on   intercompany
     transactions.

     GPC cash flow: divisional cash flow as adjusted for the profit earned by other divisions on intercompany transactions.

financial goal: A targeted level of attainment of a given business criteria.

financial results: The published, audited financial results of the Company and the divisional financial results derived therefrom.

participant: A person selected to participate in the plan.

performance levels:
     threshold: The minimum acceptable level of achievement of a financial goal in order to earn a payout, expressed as a percentage of target ( e.g., 95% of target.)

     target: Achievement of the assigned financial goal-100%.

     outstanding: Superior achievement of a financial goal, earning the maximum payout, expressed as a percentage of target (e.g., 115% of target.)

base salary: A participant's base salary as of July 1, 2004, or the date of hire, or promotion into the plan, if later, adjusted for any amount of time the participant may not be in the plan for reasons of hire, death, disability, retirement and/or termination.

payout: Actual gross dollar amount paid to a participant under the plan, if any, for achievement of assigned performance targets, as further discussed in this plan.

total annual incentive opportunity: The total amount that a participant is eligible to receive from all annual incentive plans, including this plan, expressed as a percent of base salary.

target incentive percent: The percent applied to the participant's total annual incentive opportunity to determine the target incentive amount for this plan. Generally, for the plan period 2005, the target incentive percent for this plan is 75%.

target incentive amount: The amount that a participant is eligible to receive if he/she achieves 100% of his/her performance target for a business unit. The sum of the target incentive amounts for all business units assigned to a participant is the total target incentive amount.


II.  PLAN OBJECTIVES
     ---------------

The plan is intended to provide the officers and other key employees of the Company and of its subsidiaries, affiliates and certain joint venture companies, upon whose judgement, initiative and efforts the Company depends for its growth and for the profitable conduct of its business, with additional incentive to promote the success of the Company.

III. ELIGIBILITY
     -----------

A participant is selected by the CEO and recommended for participation to the CC, which has sole discretion for determining eligibility, from among those employees in key management positions deemed able to make the most significant contributions to the growth and profitability of the Company. The President and CEO of the Company is a participant.

IV.  PERFORMANCE TARGETS AND MEASUREMENT
     -----------------------------------

The CEO recommends and the CC adopts, in its sole discretion, performance targets and performance levels for each participant, not later than 90 days from the commencement of the plan period. No performance target or performance level may be modified after 90 days from the commencement of the plan period.

     A. Performance targets, comprising one or more financial goals, are defined for each business unit. Each financial goal is assigned a weight, such that the sum of the weights of all financial goals for a business unit equals 100%.

     B. Each participant is assigned performance targets for one or more business units , based on the participant's position, responsibilities, and his ability to affect the results of the assigned business unit. For each participant, each business unit is assigned a weight, such that the sum of the weights of all business units for a participant equals 100%. Collectively, all business unit performance targets constitute the participant's plan period objectives.

     C. Each financial goal is assigned performance levels (threshold, target and outstanding).

V.   PERFORMANCE EVALUATION
     ----------------------

     A.   Financial Results
          -----------------
          1. At the end of the plan period, the financial results for each business unit are compared with that unit's financial goals to determine the payout for each participant
          2.   In determining the attainment of financial goals,
               a. the impact of foreign exchange gains or losses will be excluded from revenue and divisional EBITA and divisional cash flow criteria.
               b.   the impact of any of the events  (1)  through  (9) listed in
                    Section  4(b)(ii)  of  the  shareholder  plan,  if  dilutive
                    (causes a reduction in the financial result), will be excluded from the financial results of any affected business unit.
          3.   Award Determination
               a. Achievement of threshold performance of at least one financial goal of a performance target is necessary for a participant to receive a payout for that performance target.
               b. The unweighted payout factor for each financial goal is determined as follows:
                    1. For performance at the below threshold level, the payout factor is zero.
                    2. For performance at the threshold level, the payout factor is 25%.
                    3. For performance between the threshold and target levels, the payout factor is between 25% and 100%, determined on a pro-rata basis.
                    4. For performance at the target level, the payout factor is 100%.
                    5. For performance between the target and outstanding levels, the payout factor is between 100% and 200%, determined on a pro-rata basis.
                    6. For performance at or above the outstanding level, the payout factor is 200%.
               c.   A participant's payout is determined as follows:
                    1. Each financial goal's unweighted payout factor determined above times the weighting of that financial goal equals the weighted payout factor for that financial goal.
                    2. The sum of the weighted payout factors for a business unit's performance target equals the payout factor for that performance target.
                    3.   The  participant's  base salary
                                      times
                         the participant's target incentive percent
                                      times
                         the business unit weight
                                      times
                         the  performance  target payout factor
                                      equals
                         the participant's payout for that business unit.
                    4. The sum of the payouts for all the business units assigned to a participant equals the participant's total payout.

               d. The CC may, in its sole discretion, reduce a participant's payout to any level it deems appropriate.

VI.  PAYOUTS
     -------

     A.   Payouts will be made within 90 days after the end of the plan period.

     B. In the event of a participant's death, disability, retirement or leave of absence prior to payout, the payout, if any, will be determined by the CC.

     C. A participant who resigns, or whose employment is terminated by the Company, with or without cause, before payout from the plan is distributed, will not receive a payout. Exception to this provision shall be made with the approval of the CC, in its sole discretion.

     D. A participant who is hired or promoted into an eligible position during the plan period may receive a prorated payout as determined by the CC, in its sole discretion.

VII. ADMINISTRATION AND OTHER MATTERS
     --------------------------------

     A. The plan will be administered by the CC, which shall have authority in its sole discretion to interpret and administer this plan, including, without limitation, all questions regarding eligibility and status of any participant, and no participant shall have any right to receive a payout or payment of any kind whatsoever, except as determined by the CC hereunder.

     B. The Company will have no obligation to reserve or otherwise fund in advance any amount which may become payable under the plan.

     C. This plan may not be modified or amended except with the approval of the CC.

     D. In the event of a conflict between the provisions of this plan and the provisions of the shareholder plan, the provisions of the shareholder plan shall apply.

                                                                   Exhibit 10.15





                             JOHN WILEY & SONS, INC.
                             -----------------------


          FY 2005 EXECUTIVE ANNUAL STRATEGIC MILESTONES INCENTIVE PLAN
          ------------------------------------------------------------


                             ADMINISTRATIVE DOCUMENT
                             -----------------------





                                  CONFIDENTIAL
                                  ------------





                                   MAY 1, 2004
                                   -----------

                                    CONTENTS
                                    --------


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

I.   DEFINITIONS
     -----------

Following are definitions for words and phrases used in this document. Unless the context clearly indicates otherwise, these words and phrases are considered to be defined terms and appear in this document in italicized print:

company:  John Wiley & Sons, Inc.

plan: The company's Fiscal Year 2005 Executive Annual Strategic Milestones Incentive Plan described in this document and any written amendments to this document.

plan year:  The twelve month period from May 1, 2004 to April 30, 2005.

Compensation Committee (CC): The committee of the company's Board of Directors (Board) responsible for reviewing executive compensation.

strategic milestone: A participant's objective to achieve specific results for FY 2005, including interim revised strategic milestones, if any, as approved and communicated in writing, as described in Sections IV and V below. Strategic milestones are leading indicators of performance.

participant:  A person selected to participate in the plan.

base salary: The participant's base salary as of July 1, 2004, or the date of hire, or promotion into the plan, if later, adjusted for any increases or decreases during FY 2005, on a prorated basis and adjusted for any amount of time the participant may not be in the plan for reasons of hire, death, disability, retirement and/or termination.

payout: Actual gross dollar amount paid to a participant under the plan, if any, for achievement of strategic milestones, as further discussed in this plan.

total annual incentive opportunity: The total target amount a participant is eligible to receive from all annual incentive programs, including this plan.

target incentive percent: The percent applied to the participant's total annual incentive opportunity to determine the target incentive amount for the plan. Generally, for the plan year 2005, the target incentive percent is 25%.

target incentive amount: The amount, if any, that a participant is eligible to receive if he/she achieves 100% of his/her strategic milestones.

summary evaluation levels:
     threshold: The minimum acceptable level of achievement of strategic milestones. If threshold performance is achieved against all strategic milestones, a participant may earn 25% of the target incentive amount for which he/she is eligible.

     target: Achievement in aggregate of target strategic milestones. Each individual strategic milestone is set at a level that is both challenging and achievable. If target performance is achieved against all strategic milestones, a participant may earn 100% of the target incentive amount for which he/she is eligible.

     outstanding: Superior achievement of strategic milestones, both in quality and scope, with limited time and resources. If outstanding performance is achieved against strategic milestones, the maximum amount a participant may earn is 200% of the target incentive amount.

payout factor: Percentage of strategic milestones deemed achieved, applied to the target incenive amount, used to determine the payout for which a participant is eligible.

II.  PLAN OBJECTIVES
     ---------------

The purpose of the FY 2005 Executive Annual Strategic Milestones Incentive Plan is to enable the company to reinforce and sustain a culture devoted to excellent performance, reward significant contributions to the success of Wiley, and attract and retain highly qualified executives.

III. ELIGIBILITY
     -----------

The participant is selected by the President and CEO of the company, from among those employees in key management positions deemed able to make the most significant contributions to the growth and profitability of the company, with the approval of the CC. The President and CEO of the company is a participant.

IV.  PERFORMANCE OBJECTIVES AND MEASUREMENT
     --------------------------------------

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

     B. The strategic milestones for the President and CEO are reviewed and approved by the CC.

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

V.   PERFORMANCE EVALUATION
     ----------------------

     A. Achievement of a participant's strategic milestones will be determined at the end of the plan year by comparing results achieved to previously set objectives.

     B. Each participant's manager will recommend a summary evaluation level and a payout factor for achievement of all strategic milestones, compared with the previously set objectives. In determining the payout factor, the overall performance on all strategic milestones will be considered. The CEO will recommend to the CC for approval the payout factors for all other participants. The CC will recommend to the Board for approval the payout factor for the CEO.

Summary evaluation levels and related payout factors are as follows:

        Summary Evaluation             Payout factor range
        ------------------             -------------------
        < Threshold                    0
          Threshold                    25% - <35%
        > Threshold                    =>35% - <50%
        < Target                       =>50% - <90%
          Target                       =>90% - <=110%
        > Target                       >110% - <150%
        < Outstanding                  =>150% - <175%
          Outstanding                  =>175% - 200%

C.   Award Determination
     -------------------

                       STRATEGIC MILESTONES PAYOUT AMOUNT
                       ----------------------------------

total annual incentive opportunity X plan target incentive percent X payout factor = Strategic Milestones Payout Eligibility

          1. Notwithstanding anything to the contrary, the maximum payout, if any, a participant may receive is 200% of the target incentive amount.

          2. The foregoing Strategic Milestones payout eligibility calculation is intended to set forth general guidelines on how awards are to be determined. The purpose of this plan is to motivate the participant to perform in an outstanding manner. The President and CEO has discretion under this plan to take into consideration the contribution of the participant, the participant's management of his/her organizational unit and other relevant factors, positive or negative, which impact the company's, the participant's organizational unit(s), and the participant's performance overall in determining whether to recommend granting or denying an award, and the amount of the award, if any. If the participant is the President and CEO, such discretion is exercised by the CC and the Board.

VI.  PAYOUTS
     -------

     A.   Payouts will be made within 90 days after the end of the plan year.

     B. In the event of a participant's death, disability, retirement or leave of absence prior to payout from the plan, the payout, if any, will be recommended by the President and CEO to the CC which shall have sole authority for approval of the payout, subject to any required Board approvals. If the participant is the President and CEO, such approval is required by the Board.

     C. A participant who resigns, or whose employment is terminated by the company, with or without cause, before payout from the plan is distributed, will not receive a payout. Exception to this provision shall be made only with the approval of the CC, subject to any required Board approvals. If the participant is the President and CEO, such approval is required by the Board.

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

     F. A participant who is hired or promoted into an eligible position during the plan year may receive a prorated payout as determined by the CEO, in his/her sole discretion, subject to the approval of the CC.

VII. ADMINISTRATION AND OTHER MATTERS
     --------------------------------

     A. The plan is effective for the plan year. It will terminate, subject to payout, if any, in accordance with and subject to the provisions of this plan.

     B. This plan will be administered by the CEO, who will have authority to interpret and administer this plan, including, without limitation, all questions regarding eligibility and status of the participant, subject to the approval of the CC required under this plan or the by-laws of the company.

     C. This plan may be withdrawn, amended or modified at any time, for any reason, in writing, by the company.

     D. The determination of an award and payout under this plan, if any, is subject to the approval of the President and CEO, the CC, and the Board. This plan does not confer upon any participant the right to receive any payout, or payment of any kind whatsoever.

     E. No participant shall have any vested rights under this plan. This plan does not constitute a contract.

     F. All deductions and other withholdings required by law shall be made to the participant's payout, if any.

                                                                   Exhibit 10.16





                             JOHN WILEY & SONS, INC.
                             -----------------------


              FY 2004 QUALIFIED EXECUTIVE LONG TERM INCENTIVE PLAN
              ----------------------------------------------------


                                  PLAN DOCUMENT
                                  -------------





                                  CONFIDENTIAL
                                  ------------










                                   MAY 1, 2003
                                   -----------

                                    CONTENTS
                                    --------

Section                  Subject                                            Page
-------                  -------                                            ----

I.                       Definitions                                          2

II.                      Plan Objectives                                      3

III.                     Eligibility                                          4

IV.                      Performance Measurement and Objectives               4

V.                       Performance Evaluation                               4

VI.                      Restricted Performance Shares Award Provisions       6

VII.                     Stock Option                                         6

VIII.                    Payouts                                              6

IX.                      Administration and Other Matters                     7

I.   DEFINITIONS
     -----------

Following are definitions for words and phrases used in this document. Unless the context clearly indicates otherwise, these words and phrases are considered to be defined terms and appear in this document in italicized print:

Company: John Wiley & Sons, Inc.

business unit: The Company, a division or subsidiary of the Company, or a global unit of the Company.

plan: This FY2004 Qualified Executive Long Term Incentive Plan.

shareholder plan: The Company's Long Term Incentive Plan

plan period: The three year period from May 1, 2003 to April 30, 2006, or a portion of this period, at the discretion of the CC.

Compensation Committee (CC): The committee of the Company's Board of Directors responsible for the review and approval of executive compensation.

performance target: A participant's objective to achieve specific financial goals for the plan period, as approved by the CC. A performance target comprises all of the financial goals for a business unit.

business criteria: An indicator of financial performance, chosen from the business criteria listed in Section 7(b)(ii)(B) of the shareholder plan. The following business criteria are used in this plan:

     cash flow: Net income, excluding unusual items not related to the period being measured, plus/minus any non-cash items included in net income and changes in operating assets and liabilities, minus normal investments in product development assets and property and equipment.

     earnings per share: Earnings per share, excluding unusual items not related to the period being measured.

financial goal: A targeted level of attainment of a given business criteria.

financial results: The published, audited financial results of the Company and the divisional financial results derived therefrom.

participant: A person selected to participate in the plan.

performance levels:
     threshold: The minimum acceptable level of achievement of a financial goal in order to earn a payout, expressed as a percentage of target ( e.g., 95% of target.)

     target: Achievement of the assigned financial goal-100%.

     outstanding: Superior achievement of a financial goal, earning the maximum payout, expressed as a percentage of target (e.g., 115% of target.)

target incentive: An award of restricted performance shares that a participant is eligible to receive if 100% of his/her applicable award period objectives are achieved and the participant remains an employee of the Company through April 30, 2008, except as otherwise provided in Section VIII.

stock: Class A Common Stock of the Company.

restricted performance share: A share of stock issued pursuant to this plan and the shareholder plan that is subject to forfeiture. In the shareholder plan, such stock is referred to as Performance-Based Stock.

restricted period: The period during which the restricted performance shares shall be subject to forfeiture in whole or in part, as defined in the shareholder plan, in accordance with the terms of the award.

plan end adjusted restricted performance share award: The amount of restricted performance shares awarded to a participant at the end of the plan cycle after adjustments, if any, are made, as set forth in Section VIII.


II.  PLAN OBJECTIVES
     ---------------

The plan is intended to provide the officers and other key employees of the Company and of its subsidiaries, affiliates and certain joint venture companies, upon whose judgement, initiative and efforts the Company depends for its growth and for the profitable conduct of its business, with additional incentive to promote the success of the Company.

III. ELIGIBILITY
     -----------

A participant is selected by the CEO and recommended for participation to the CC, which has sole discretion for determining eligibility, from among those employees in key management positions deemed able to make the most significant contributions to the growth and profitability of the Company. The President and CEO of the Company is a participant.


IV.  PERFORMANCE TARGETS AND MEASUREMENT
     -----------------------------------

The CEO recommends and the CC adopts, in its sole discretion, performance targets and performance levels for each participant, not later than 90 days from the commencement of the plan period. No performance target or performance level may be modified after 90 days from the commencement of the plan period.

A. Performance targets, comprising one or more financial goals, for each business unit are defined for each participant. Each financial goal is assigned a weight, such that the sum of the weights of all financial goals for a business unit equals 100%.

B. Each participant is assigned performance targets for one or more business units , based on the participants position, responsibilities, and his ability to affect the results of the assigned business unit. For each participant, each business unit is assigned a weight, such that the sum of the weights of all business units for a participant equals 100%. Collectively, all business unit performance targets together constitute the participants plan period objectives.

C. Each financial goal is assigned performance levels (threshold, target and outstanding).

V.   PERFORMANCE EVALUATION
     ----------------------

A.   Financial Results
     -----------------
     1. At the end of the plan period, the financial results for each business unit are compared with that units financial goals to determine the payout for each participant.
     2.   Award Determination
          a. Achievement of threshold performance of at least one financial goal of a performance target is necessary for a participant to receive a payout for that performance target.
          b.   The   unweighted   payout  factor  for  each  financial  goal  is
               determined as follows:

               1. For performance at the below threshold level, the payout factor is zero.
               2. For performance at the threshold level, the payout factor is 25%.
               3. For performance between the threshold and target levels, the payout factor is between 25% and 100%, determined on a pro-rata basis.
               4.   For  performance  at the target level,  the payout factor is
                    100%.
               5. For performance between the target and outstanding levels, the payout factor is between 100% and 200%, determined on a pro-rata basis.
               6. For performance at or above the outstanding level, the unweighted payout factor is 200%.
          c. A participants plan end adjusted restricted performance shares award is determined as follows:
               1. Each financial goals unweighted payout factor determined above times the weighting of that financial goal equals the weighted payout factor for that financial goal.
               2. The sum of the weighted payout factors for a business units performance target equals the payout factor for that performance target.
               3.   The participants target incentive
                                times
                    the performance target payout factor
                                times
                    the business unit weight
                                equals
                    the participants payout for that business unit.
               4. The sum of the payouts for all the business units assigned to a participant equals the participants total plan end adjusted restricted performance shares award.
          d. The CC may, in its sole discretion, reduce a participants payout to any level it deems appropriate.
     3.   In determining the attainment of financial goals,
          a. the impact of any acquisition or divestiture which closes in the final year of a plan period and which is valued at greater than $5,000,000 and which is dilutive, will be excluded in determining the financial results for any affected business unit.
          b. the impact of foreign exchange gains or losses will be removed from divisional EBITA and divisional cash flow criteria.
          c. the impact of any of the events (a) through (e) listed in Section 7(b)(ii)(B) of the shareholder plan, if dilutive (causes a reduction in the financial result), will be excluded from the financial results for any affected business unit.

VI.  RESTRICTED PERFORMANCE SHARES AWARD PROVISIONS
     ----------------------------------------------

A. Restricted performance shares, equal to a participants target shares shall be awarded at the beginning of the plan period. In addition to the terms and conditions set forth in the shareholder plan, the restricted period for restricted performance shares awarded shall be as follows: subject to continued employment except as otherwise set forth in the shareholder plan, the lapse of restrictions on one-half of the restricted performance shares awarded will occur on the first anniversary of the plan period end date (April 30, 2007) at which time the participant will receive a stock certificate in a number of shares equal to one-half of the restricted performance shares awarded with the restrictive legend deleted, and the lapse of restrictions on the remaining half will occur on the second anniversary of the plan period end date (April 30, 2008) at which time the participant will receive a new stock certificate in a number of shares equal to the remaining half with the restrictive legend deleted.

B. The plan end adjusted restricted performances share award will be determined as follows: The restricted performance shares awarded by the CC at the beginning of the plan period multiplied times the payout factor equals the number of shares for the plan end adjusted restricted performance shares award. The result of this calculation will be compared to the restricted performance shares awarded at the beginning of the plan period, and the appropriate amount of restricted performance shares will be awarded or forfeited, as required, to bring the restricted performance shares award to the number of shares designated as the plan end adjusted restricted performance shares award.

VII. STOCK OPTIONS
     -------------

The participant may be granted a stock option pursuant to the shareholder plan at the beginning of the plan period, representing another incentive vehicle by which the participant is able to share in the equity growth of the Company. The terms and conditions of the award of the stock option are contained in the shareholder plan and in the stock option award.

VIII. PAYOUTS
      -------

A.   Payouts will be made within 90 days after the end of the plan period.

B. In the event of a participant's death, disability, retirement or leave of absence prior to payout, the payout, if any, will be determined by the CC.

C. A participant who resigns, or whose employment is terminated by the Company, with or without cause before payout from the plan is distributed, will not receive a payout. Exception to this provision shall be made with the approval of the CC, in its sole discretion.

D. In the event of a Change of Control, as that term is defined in the shareholder plan, all target restricted performance shares awarded to Executive under the plan vest to the participant, or at the CCs option, payment will be made of the value of the target restricted performance shares based on the fair market value on the effective date of the Change of Control.

E. A participant who transfers between business units of the Company will have his/her payout prorated to the nearest fiscal quarter for the time spent in each business unit, based on the achievement of performance targets established for the position in each business unit.

F. A participant who is appointed to a position with a different target incentive percent will have his/her payout prorated to the nearest fiscal quarter for the time spent in each position, based on the achievement of performance target established for each position.

G. A participant who is hired or promoted into an eligible position during the plan period may receive a prorated payout as determined by the CC, in its sole discretion.

IX.  ADMINISTRATION AND OTHER MATTERS
     --------------------------------

A. The plan will be administered by the CC, which shall have authority in its sole discretion to interpret and administer this plan, including, without limitation, all questions regarding eligibility and status of any participant, and no participant shall have any right to receive a payout or payment of any kind whatsoever, except as determined by the CC hereunder.

B. The Company will have no obligation to reserve or otherwise fund in advance any amount which may become payable under the plan.

C. This plan may not be modified or amended except with the approval of the CC.

D. In the event of a conflict between the provisions of this plan and the provisions of the shareholder plan, the provisions of the shareholder plan shall apply.

E.   No awards of any type under this plan shall be considered  as  compensation
     for  purposes  of  defining   compensation   for  retirement,   savings  or
     supplemental executive retirement plans, or any other benefit.

                                                                   Exhibit 10.17





                             JOHN WILEY & SONS, INC.
                             -----------------------


                FY 2004 QUALIFED EXECUTIVE ANNUAL INCENTIVE PLAN


                                  PLAN DOCUMENT
                                  -------------





                                  CONFIDENTIAL
                                  ------------










                                   MAY 1, 2003
                                   -----------

                                    CONTENTS
                                    --------

Section                Subject                                              Page
-------                -------                                              ----

  I.                   Definitions                                            2

 II.                   Plan Objectives                                        4

III.                   Eligibility                                            4

 IV.                   Performance Measurement and Objectives                 4

  V.                   Performance Evaluation                                 5

 VI.                   Payouts                                                6

VII.                   Administration and Other Matters                       6

I.   DEFINITIONS
     -----------

Following are definitions for words and phrases used in this document. Unless the context clearly indicates otherwise, these words and phrases are considered to be defined terms and appear in this document in italicized print:

Company: John Wiley & Sons, Inc.

business unit: The Company, a division or subsidiary of the Company, or a global unit of the Company.

plan: This FY2004 Qualified Executive Annual Incentive Plan.

shareholder plan: The Companys Executive Annual Incentive Plan.

plan period: The twelve-month period from May 1, 2003 to April 30, 2004, or a portion of this period, at the discretion of the CC.

Compensation Committee (CC): The committee of the Company's Board of Directors responsible for the review and approval of executive compensation.

performance target: A participant's objective to achieve specific financial goals for the plan period, as approved by the CC. A performance target comprises all of the financial goals for a business unit.

business criteria: An indicator of financial performance, chosen from the business criteria listed in Section 4(b)(ii) of the shareholder plan. The following business criteria are used in this plan:

     revenue: (corporate) Gross annual revenue, net of provision for returns.

     cash flow: Net income, excluding unusual items not related to the period being measured, plus/minus any non-cash items included in net income and changes in operating assets and liabilities, minus normal investments in product development assets and property and equipment.

     earnings per share: Earnings per share, excluding unusual items not related to the period being measured. Actual results shall be increased by one cent for VCH tax basis step-up recovery.

     revenue (divisional): Gross annual revenue, net of actual returns.

     divisional EBITA: Operating income before amortization of intangibles.

     divisional cash flow: divisional operating income, plus/minus any non-cash items included in divisional operating income (other than provisions for bad debts), and changes in controllable assets and liabilities, less normal investments in product development assets and direct property and equipment additions. Controllable assets and liabilities are inventory, composition, author advances, other deferred publication costs, and deferred subscription revenues.

     GPC EBITA:  divisional  operating income before amortization of intangibles
     as  adjusted  for  profit  earned  by  other   divisions  on   intercompany
     transactions.

     GPC cash flow: divisional cash flow as adjusted for the profit earned by other divisions on intercompany transactions.

financial goal: A targeted level of attainment of a given business criteria.

financial results: The published, audited financial results of the Company and the divisional financial results derived therefrom.

participant: A person selected to participate in the plan.

performance levels:
     threshold: The minimum acceptable level of achievement of a financial goal in order to earn a payout, expressed as a percentage of target ( e.g., 95% of target.)

     target: Achievement of the assigned financial goal-100%.

     outstanding: Superior achievement of a financial goal, earning the maximum payout, expressed as a percentage of target (e.g., 115% of target.)

base salary: A participant's base salary as of July 1, 2003, or the date of hire, or promotion into the plan, if later, adjusted for any increases or decreases during FY 2004, on a prorated basis and adjusted for any amount of time the participant may not be in the plan for reasons of hire, death, disability, retirement and/or termination.

payout: Actual gross dollar amount paid to a participant under the plan, if any, for achievement of assigned performance targets, as further discussed in this plan.

total annual incentive opportunity: The total amount that a participant is eligible to receive from all annual incentive plans, including this plan, expressed as a percent of base salary.

target incentive percent: The percent applied to the participant's total annual incentive opportunity to determine the target incentive amount for this plan. Generally, for the plan period 2004, the target incentive percent for this plan is 75%.

target incentive amount: The amount that a participant is eligible to receive if he/she achieves 100% of his/her performance target for a business unit. The sum of the target incentive amounts for all business units assigned to a participant is the total target incentive amount.


II. PLAN OBJECTIVES
    ---------------

The plan is intended to provide the officers and other key employees of the Company and of its subsidiaries, affiliates and certain joint venture companies, upon whose judgement, initiative and efforts the Company depends for its growth and for the profitable conduct of its business, with additional incentive to promote the success of the Company.

III. ELIGIBILITY
     -----------

A participant is selected by the CEO and recommended for participation to the CC, which has sole discretion for determining eligibility, from among those employees in key management positions deemed able to make the most significant contributions to the growth and profitability of the Company. The President and CEO of the Company is a participant.

IV. PERFORMANCE TARGETS AND MEASUREMENT
    -----------------------------------

The CEO recommends and the CC adopts, in its sole discretion, performance targets and performance levels for each participant, not later than 90 days from the commencement of the plan period. No performance target or performance level may be modified after 90 days from the commencement of the plan period.

A. Performance targets, comprising one or more financial goals, for each business unit are defined for each participant. Each financial goal is assigned a weight, such that the sum of the weights of all financial goals for a business unit equals 100%.

B. Each participant is assigned performance targets for one or more business units , based on the participants position, responsibilities, and his ability to affect the results of the assigned business unit. For each participant, each business unit is assigned a weight, such that the sum of the weights of all business units for a participant equals 100%. Collectively, all business unit performance targets together constitute the participants plan period objectives.

C. Each financial goal is assigned performance levels (threshold, target and outstanding).

V. PERFORMANCE EVALUATION
   ----------------------

A.   Financial Results
     -----------------
     1. At the end of the plan period, the financial results for each business unit are compared with that units financial goals to determine the payout for each participant
     2.   Award Determination
          a. Achievement of threshold performance of at least one financial goal of a performance target is necessary for a participant to receive a payout for that performance target.
          b.   The   unweighted   payout  factor  for  each  financial  goal  is
               determined as follows:
               1. For performance at the below threshold level, the payout factor is zero.
               2. For performance at the threshold level, the payout factor is 25%.
               3. For performance between the threshold and target levels, the payout factor is between 25% and 100%, determined on a pro-rata basis.
               4.   For  performance  at the target level,  the payout factor is
                    100%.
               5. For performance between the target and outstanding levels, the payout factor is between 100% and 200%, determined on a pro-rata basis.
               6. For performance at or above the outstanding level, the unweighted payout factor is 200%.
          c.   A participants payout is determined as follows:
               1. Each financial goals unweighted payout factor determined above times the weighting of that financial goal equals the weighted payout factor for that financial goal.
               2.   The sum of the weighted payout factors for a business units
                    performance   target  equals  the  payout  factor  for  that
                    performance target.
               3.   The participants base salary
                               times
                    the participants target incentive percent
                               times
                    the performance target payout factor
                               times
                    the business unit weight
                               equals
                    the participants payout for that business unit.
               4. The sum of the payouts for all the business units assigned to a participant equals the participants total payout.
          d. The CC may, in its sole discretion, reduce a participants payout to any level it deems appropriate.

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

VI. PAYOUTS
    -------

     A.   Payouts will be made within 90 days after the end of the plan period.

     B. In the event of a participant's death, disability, retirement or leave of absence prior to payout, the payout, if any, will be determined by the CC.

     C. A participant who resigns, or whose employment is terminated by the Company, with or without cause, before payout from the plan is distributed, will not receive a payout. Exception to this provision shall be made with the approval of the CC, in its sole discretion.

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

     F. A participant who is hired or promoted into an eligible position during the plan period may receive a prorated payout as determined by the CC, in its sole discretion.

VII. ADMINISTRATION AND OTHER MATTERS
     --------------------------------

     A. The plan will be administered by the CC, which shall have authority in its sole discretion to interpret and administer this plan, including, without limitation, all questions regarding eligibility and status of any participant, and no participant shall have any right to receive a payout or payment of any kind whatsoever, except as determined by the CC hereunder.

     B. The Company will have no obligation to reserve or otherwise fund in advance any amount which may become payable under the plan.

     C. This plan may not be modified or amended except with the approval of the CC.

     D. In the event of a conflict between the provisions of this plan and the provisions of the shareholder plan, the provisions of the shareholder plan shall apply.

                                                                   EXHIBIT 10.18





                             JOHN WILEY & SONS, INC.
                             -----------------------


          FY 2004 EXECUTIVE ANNUAL STRATEGIC MILESTONES INCENTIVE PLAN
          ------------------------------------------------------------


                             ADMINISTRATIVE DOCUMENT
                             -----------------------





                                  CONFIDENTIAL
                                  ------------





                                   MAY 1, 2003
                                   -----------

                                    CONTENTS
                                    --------


Section            Subject                                                  Page
-------            -------                                                  ----

   I.              Definitions                                                2

  II.              Plan Objectives                                            3

 III.              Eligibility                                                3

  IV.              Performance Objectives and Measurement                     3

   V.              Performance Evaluation                                     3

  VI.              Payouts                                                    5

 VII.              Administration and Other Matters                           5

I.   DEFINITIONS
     -----------

Following are definitions for words and phrases used in this document. Unless the context clearly indicates otherwise, these words and phrases are considered to be defined terms and appear in this document in italicized print:

company:  John Wiley & Sons, Inc.

plan: The company's Fiscal Year 2004 Executive Annual Strategic Milestones Incentive Plan described in this document and any written amendments to this document.

plan year:  The twelve month period from May 1, 2003 to April 30, 2004.

Compensation Committee (CC): The committee of the company's Board of Directors (Board) responsible for reviewing executive compensation.

strategic milestone: A participant's objective to achieve specific results for FY 2004, including interim revised strategic milestones, if any, as approved and communicated in writing, as described in Sections IV and V below. Strategic milestones are leading indicators of performance.

participant:  A person selected to participate in the plan.

base salary: The participant's base salary as of July 1, 2004, or the date of hire, or promotion into the plan, if later, adjusted for any increases or decreases during FY 2004, on a prorated basis and adjusted for any amount of time the participant may not be in the plan for reasons of hire, death, disability, retirement and/or termination.

payout: Actual gross dollar amount paid to a participant under the plan, if any, for achievement of strategic milestones, as further discussed in this plan.

total annual incentive opportunity: The total target amount a participant is eligible to receive from all annual incentive programs, including this plan.

target incentive percent: The percent applied to the participant's total annual incentive opportunity to determine the target incentive amount for the plan. Generally, for the plan year 2004, the target incentive percent is 25%.

target incentive amount: The amount, if any, that a participant is eligible to receive if he/she achieves 100% of his/her strategic milestones.

summary evaluation levels:
     threshold: The minimum acceptable level of achievement of strategic milestones. If threshold performance is achieved against all strategic milestones, a participant may earn 25% of the target incentive amount for which he/she is eligible.

     target: Achievement in aggregate of target strategic milestones. Each individual strategic milestone is set at a level that is both challenging and achievable.

     outstanding: Superior achievement of strategic milestones, both in quality and scope, with limited time and resources. If outstanding performance is achieved against strategic milestones, the maximum amount a participant may earn is 200% of the target incentive amount.

payout factor: Percentage of strategic milestones deemed achieved, applied to the target incenive amount, used to determine the payout for which a participant is eligible.

II.  PLAN OBJECTIVES
     ---------------

The purpose of the FY 2004 Executive Annual Strategic Milestones Incentive Plan is to enable the company to reinforce and sustain a culture devoted to excellent performance, reward significant contributions to the success of Wiley, and attract and retain highly qualified executives.

III. ELIGIBILITY
     -----------

The participant is selected by the President and CEO of the company, from among those employees in key management positions deemed able to make the most significant contributions to the growth and profitability of the company, with the approval of the CC. The President and CEO of the company is a participant.

IV.  PERFORMANCE OBJECTIVES AND MEASUREMENT
     --------------------------------------

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

B. The strategic milestones for the President and CEO are reviewed and approved by the CC.

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

V.   PERFORMANCE EVALUATION
     ----------------------

A. Achievement of a participant's strategic milestones will be determined at the end of the plan year by comparing results achieved to previously set objectives.

B. Each participant's manager will recommend a summary evaluation level and a payout factor for achievement of all strategic milestones, compared with the previously set objectives. In determining the payout factor, the overall performance on all strategic milestones will be considered. The CEO will recommend to the CC for approval the payout factors for all other participants. The CC will recommend to the Board for approval the payout factor for the CEO.

     Summary evaluation levels and related payout factors are as follows:

                Summary Evaluation      Payout factor range
                ------------------      -------------------
                < Threshold             0
                  Threshold             25% - <35%
                > Threshold             =>35% - <50%
                < Target                =>50% - <90%
                  Target                =>90% - <=110%
                > Target                =>110% - <150%
                < Outstanding           =>150% - <175%
                  Outstanding           =>175% - 200%

C.   Award Determination
     -------------------

                       STRATEGIC MILESTONES PAYOUT AMOUNT
                       ----------------------------------

     total annual incentive opportunity X plan target incentive percent X payout factor = Strategic Milestones Payout Eligibility

1. Notwithstanding anything to the contrary, the maximum payout, if any, a participant may receive is 200% of the target incentive amount.

2. The foregoing Strategic Milestones payout eligibility calculation is intended to set forth general guidelines on how awards are to be determined. The purpose of this plan is to motivate the participant to perform in an outstanding manner. The President and CEO has discretion under this plan to take into consideration the contribution of the participant, the participant's management of his/her organizational unit and other relevant factors, positive or negative, which impact the company's, the participant's organizational unit(s), and the participant's performance overall in determining whether to recommend granting or denying an award, and the amount of the award, if any. If the participant is the President and CEO, such discretion is exercised by the CC and the Board.

VI.  PAYOUTS
     -------

A.   Payouts will be made within 90 days after the end of the plan year.

B. In the event of a participant's death, disability, retirement or leave of absence prior to payout from the plan, the payout, if any, will be recommended by the President and CEO to the CC which shall have sole authority for approval of the payout, subject to any required Board approvals. If the participant is the President and CEO, such approval is required by the Board.

C. A participant who resigns, or whose employment is terminated by the company, with or without cause, before payout from the plan is distributed, will not receive a payout. Exception to this provision shall be made only with the approval of the CC, subject to any required Board approvals. If the participant is the President and CEO, such approval is required by the Board.

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

F. A participant who is hired or promoted into an eligible position during the plan year may receive a prorated payout as determined by the CEO, in his/her sole discretion, subject to the approval of the CC.

VII. ADMINISTRATION AND OTHER MATTERS
     --------------------------------

A. The plan is effective for the plan year. It will terminate, subject to payout, if any, in accordance with and subject to the provisions of this plan.

B. This plan will be administered by the CEO, who will have authority to interpret and administer this plan, including, without limitation, all questions regarding eligibility and status of the participant, subject to the approval of the CC required under this plan or the by-laws of the company.

C. This plan may be withdrawn, amended or modified at any time, for any reason, in writing, by the company.

D. The determination of an award and payout under this plan, if any, is subject to the approval of the President and CEO, the CC, and the Board. This plan does not confer upon any participant the right to receive any payout, or payment of any kind whatsoever.

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

                                                                      Exhibit 22


                   SUBSIDIARIES OF JOHN WILEY & SONS, INC.(1)
                   ------------------------------------------

                                                                    Jurisdiction
                                                                      in Which
                                                                    Incorporated
                                                                    ------------
John Wiley & Sons International Rights, Inc.                         Delaware
JWS HQ, LLC                                                          New Jersey
JWS DCM, LLC                                                         New Jersey
Wiley-Liss, Inc.                                                     Delaware
Wiley Publishing Services, Inc.                                      Delaware
Wiley Periodicals, Inc.                                              Delaware
Wiley Subscription Services, Inc.                                    Delaware
John Wiley & Sons (Asia) Pte Ltd.                                    Singapore
John Wiley & Sons Australia, Ltd                                     Australia
John Wiley & Sons Canada Limited                                     Canada
John Wiley & Sons (HK) Limited                                       Hong Kong
Wiley Europe Limited                                                 England
    Wiley Heyden Ltd                                                 England
    Wiley Europe (S.A.R.L.)                                          France
    Wiley Distribution Services Limited                              England
    John Wiley & Sons Ltd.                                           England
        InPharm-Internet Services Limited                            England
Wiley HMI Holdings, Inc.                                             Delaware
    Wiley Europe Investment Holdings Ltd                             England
        Wiley Interface Ltd                                          England
        HMI Investment, Inc.                                         Delaware
              Wiley Publishing, Inc.                                 Delaware
                   Wiley Dreamtech India Private Limited (65%)       India
                   Wiley Publishing Australia Pty Ltd                Australia
    John Wiley & Sons GmbH                                           Germany
        Wiley InterScience GmbH                                      Germany
        Verlag Chemie GmbH                                           Germany
        Wiley-VCH Verlag GmbH & Co. KGaA                             Germany
              Wiley-GIT Publishers GmbH                              Germany
                   GIT Verlag GmbH & Co. KG                          Germany
              Wiley Fachverlag GmbH                                  Germany
              Wilhelm Ernst & Sohn Verlag fuer Architectur
                und technische Wissenschaften GmbH & Co. KG          Germany
              Verlag Helvetica Chimica Acta AG                       Switzerland
                   Wiley-VCH Verlag Schweiz AG                       Switzerland
              Physik Verlag GmbH (52%)                               Germany
WWL, Inc.                                                            Delaware
    Wiley-Japan Y.K.                                                 Japan

--------------------------------------------------------
(1) The names of other subsidiaries that would not constitute a significant subsidiary in the aggregate have been omitted. All subsidiaries are wholly owned unless indicated parenthetically.

                                                                    Exhibit 98.1

    CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
    ------------------------------------------------------------------------

I, William J. Pesce, certify that:
I have reviewed this annual report on Form 10-K of John Wiley & Sons, Inc.;
     - Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     - Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented.

     - The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the Company and we have:

          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
          b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
          c. Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and
          d. Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     - The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the board of directors:

          a. all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting that are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and
          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

          By:    /s/  William J. Pesce
          ----------------------------
                      William J. Pesce
                      President and Chief Executive Officer

                      Dated:  July 7, 2005

                                                                    Exhibit 98.2



    CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
    ------------------------------------------------------------------------

I, Ellis E. Cousens, certify that:
I have reviewed this annual report on Form 10-K of John Wiley & Sons, Inc.;
     - Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     - Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented

     - The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the Company and we have:

          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
          b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
          c. Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and
          d. Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     - The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the board of directors:

          a. all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting that are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and
          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

          By:   /s/   Ellis E. Cousens
          ----------------------------
                      Ellis E. Cousens
                      Executive Vice President and
                      Chief Financial and Operations Officer

                      Dated:  July 7, 2005

                                                                      Exhibit 99


CERTIFICATION PURSUANT TO
U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, William J. Pesce and Ellis E. Cousens, certify that:

The Annual Report on Form 10-K of John Wiley & Sons, Inc. (the "Company"), for the period ending April 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934, fully complies with the requirements of those sections.

We further certify that, based on our knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/  William J. Pesce
---------------------
     William J. Pesce
     President and Chief Executive Officer

     Dated:  July 7, 2005



/s/  Ellis E. Cousens
---------------------
     Ellis E. Cousens
     Executive Vice President and
     Chief Financial & Operations Officer

     Dated:  July 7, 2005