Form 10-Q
period 2005-07-31
WILEY JOHN & SONS INC
filed 2005-09-08
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended July 31, 2005         Commission File No. 1-11507

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                          OF THE SECURITIES ACT OF 1934
                        For the transition period from to

                             JOHN WILEY & SONS, INC.
             (Exact name of Registrant as specified in its charter)

NEW YORK                                    13-5593032
---------------------------------------     ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

111 RIVER STREET, HOBOKEN NJ                07030
---------------------------------------     ------------------------------------
(Address of principal executive offices)    Zip Code

Registrant's telephone number,              (201) 748-6000
including area code                         ------------------------------------

                                 NOT APPLICABLE
             -----------------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report

Indicate by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

The number of shares outstanding of each of the Registrant's classes of common stock as of August 31, 2005 were:

                      Class A, par value $1.00 - 48,337,074
                      Class B, par value $1.00 - 10,703,163



                  This is the first page of a 43-page document

                             JOHN WILEY & SONS, INC.

                                      INDEX




PART I  -  FINANCIAL INFORMATION                                                                     PAGE NO.
Item 1.    Financial Statements.

           Condensed Consolidated Statements of Financial Position - Unaudited
              as of July 31, 2005 and 2004, and April 30, 2005...........................................3

           Condensed Consolidated Statements of Income - Unaudited
              for the three months ended July 31, 2005 and 2004..........................................4

           Condensed Consolidated Statements of Cash Flows - Unaudited
              for the three months ended July 31, 2005 and 2004..........................................5

           Notes to Unaudited Condensed Consolidated Financial Statements.............................6-12

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................................................13-18

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...................................19

Item 4.    Controls and Procedures......................................................................20

PART II -  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.............................................................20

SIGNATURES AND CERTIFICATIONS........................................................................21-23

EXHIBITS.............................................................................................24-25

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)
                                                                                    (UNAUDITED)
                                                                                      July 31,                        April 30,
                                                                          ------------------------------------      ----------------

                                                                                2005                 2004                 2005
                                                                          ----------------     ---------------      ----------------
Assets
Current Assets
     Cash and cash equivalents                                        $         13,075               40,424     $        89,401
     Marketable Securities                                                        -                    -                 10,000
     Accounts receivable                                                       155,721              146,168             137,787
     Inventories                                                                83,329               81,452              83,372
     Deferred income tax benefits                                                5,921               12,394               5,921
     Prepaid and other                                                          12,398               11,973              12,437
                                                                          ----------------     ---------------      ----------------
          Total Current Assets                                                 270,444              292,411             338,918

Product Development Assets                                                      59,555               58,022              61,511
Property, Equipment and Technology                                             108,239              115,835             115,383
Intangible Assets                                                              300,903              280,644             291,041
Goodwill                                                                       193,146              195,400             195,563
Deferred Income Tax Benefits                                                     4,208                8,437               4,285
Other Assets                                                                    26,564               22,808              25,868
                                                                          ----------------     ---------------      ----------------
          Total Assets                                                $         963,059             973,557     $     1,032,569
                                                                          ================     ===============      ================

Liabilities & Shareholders' Equity
Current Liabilities
     Accounts and royalties payable                                   $         78,391               76,325     $        70,958
     Deferred subscription revenue                                              97,443               90,028             142,766
     Accrued income taxes                                                       33,399               29,754              36,376
     Accrued pension liability                                                   6,190                5,272               6,229
     Other accrued liabilities                                                  54,437               58,736              84,982
                                                                          ----------------     ---------------      ----------------
          Total Current Liabilities                                            269,860              260,115             341,311

Long-Term Debt                                                                 192,473              200,000             196,214
Accrued Pension Liability                                                       63,828               50,254              62,116
Other Long-Term Liabilities                                                     34,191               31,258              34,652
Deferred Income Taxes                                                            2,700                2,597               1,702

Shareholders' Equity
     Class A & Class B common stock                                             83,191               83,190              83,191
     Additional paid-in-capital                                                 61,428               51,402              55,478
     Retained earnings                                                         529,779              456,912             507,249
     Accumulated other comprehensive income                                     (3,580)               5,611               1,982
     Unearned deferred compensation                                             (4,554)              (3,465)             (3,074)
     Treasury stock                                                           (266,257)            (164,317)           (248,252)
                                                                          ----------------     ---------------      ----------------
         Total Shareholders' Equity                                            400,007              429,333             396,574
                                                                          ----------------     ---------------      ----------------
         Total Liabilities & Shareholders' Equity                     $        963,059              973,557     $     1,032,569
                                                                          ================     ===============      ================

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                     JOHN WILEY & SONS, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                   (In thousands except per share information)
                                                                                                 Three Months
                                                                                                Ended July 31,
                                                                                   ------------------------------------
                                                                                         2005                2004
                                                                                   -----------------   ----------------
Revenue                                                                         $       236,749      $       226,939

Costs and Expenses
  Cost of sales                                                                          76,821               75,229
  Operating and administrative expenses                                                 124,706              118,434
  Amortization of intangibles                                                             3,066                2,499
                                                                                   -----------------   ----------------
  Total Costs and Expenses                                                              204,593              196,162
                                                                                   -----------------   ----------------

Operating Income                                                                         32,156               30,777

  Interest income and other (net)                                                           535                  157
  Interest expense                                                                       (2,043)              (1,344)
                                                                                   -----------------   ----------------
Net Interest Expense and Other                                                           (1,508)              (1,187)
                                                                                   -----------------   ----------------

Income Before Taxes                                                                      30,648               29,590
Provision For Income Taxes                                                                2,791                9,706
                                                                                   -----------------   ----------------

Net Income                                                                      $        27,857      $        19,884
                                                                                   =================   ================

Income Per Share
  Diluted                                                                       $         0.46       $         0.32
  Basic                                                                         $         0.47       $         0.32

Cash Dividends Per Share
  Class A Common                                                                $         0.090      $         0.075
  Class B Common                                                                $         0.090      $         0.075

Average Shares
  Diluted                                                                                60,642               62,851
  Basic                                                                                  58,916               61,442

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED
                                 (In thousands)
                                                                                                      For The Three Months
                                                                                                          Ended July 31,
                                                                                               -----------------------------------
                                                                                                       2005            2004
                                                                                               -----------------  ----------------
Operating Activities
--------------------
Net income                                                                                     $       27,857     $    19,884
Adjustments to reconcile net income to cash provided by (used for) operating activities
     Amortization of intangibles                                                                        3,065           2,499
     Amortization of composition costs                                                                  8,476           8,349
     Depreciation of property, equipment and technology                                                 8,198           7,487
     Non-cash charges & other                                                                          16,724          12,263
     Tax benefit on foreign dividend repatriation                                                      (7,476)           -
     Change in deferred subscription revenue                                                          (45,184)        (37,528)
     Net change in operating assets and liabilities                                                   (40,622)        (19,279)
                                                                                               -----------------  ----------------
     Cash Used for Operating Activities                                                               (28,962)         (6,325)
                                                                                               -----------------  ----------------

Investing Activities
--------------------
     Additions to product development assets                                                         (12,878)         (11,709)
     Additions to property, equipment and technology                                                  (4,734)          (5,066)
     Acquisitions                                                                                    (15,359)          (5,709)
     Sale of marketable securities                                                                    10,000             -
                                                                                               -----------------  ----------------
     Cash Used for Investing Activities                                                              (22,971)         (22,484)
                                                                                               -----------------  ----------------

Financing Activities
--------------------
     Borrowings of long-term debt                                                                     50,000             -
     Repayment of long-term debt                                                                     (50,000)            -
     Purchase of treasury stock                                                                      (21,314)          (9,784)
     Cash dividends                                                                                   (5,334)          (4,505)
     Proceeds from exercise of stock options                                                           2,659            1,350
                                                                                               -----------------  ----------------
     Cash Used for Financing Activities                                                              (23,989)         (12,939)
                                                                                               -----------------  ----------------
Effects of Exchange Rate Changes on Cash                                                                (404)             145
                                                                                               -----------------  ----------------
Cash and Cash Equivalents
     Decrease for Period                                                                             (76,326)         (41,603)
     Balance at Beginning of Period                                                                   89,401           82,027
                                                                                               -----------------  ----------------
     Balance at End of Period                                                                  $      13,075      $    40,424
                                                                                               =================  ================

Supplemental Information
     Businesses/Rights Acquired:
       Fair value of assets acquired                                                           $      20,276      $     5,709
       Purchase price payment accrued                                                                 (1,000)            -
       Liabilities assumed                                                                            (3,917)            -
                                                                                               -----------------  ----------------
     Cash Paid for Businesses/Rights Acquired                                                  $      15,359      $     5,709
                                                                                               =================  ================

Cash Paid (Refunded) During the Period for:
     Interest                                                                                  $       1,270      $     1,022
     Income taxes - Net                                                                        $       3,370      $    (3,515)

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of John Wiley & Sons, Inc., and Subsidiaries (the "Company") as of July 31, 2005 and 2004, and results of operations and cash flows for the three month period ended July 31, 2005 and 2004. The results for the three months ended July 31, 2005 are not necessarily indicative of the results expected for the full year. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 2005.

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain prior-year amounts have been reclassified to conform to the current year's presentation.

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

     Pro forma information under SFAS No. 123 and SFAS No. 148
     ---------------------------------------------------------

     The per share value of options granted in connection with the Company's stock option plans during the following periods are estimated using the Black Scholes option pricing model with the following weighted average assumptions:

                                                                                       For the Three Months Ending
                                                                                                July 31,
                                                                                ---------------------------------------
                                                                                      2005                   2004
                                                                                -----------------      ----------------
          Expected life of options (years)                                             8.0                    8.1
          Risk-free interest rate                                                      3.9%                   4.5%
          Volatility                                                                  27.1%                  26.2%
          Dividend yield                                                               0.9%                   0.9%
          Per share fair value of options granted                                    $13.61                 $11.00

     For purposes of the following pro forma disclosure, the fair value of the awards was estimated at the date of grant using the Black Scholes option-pricing model and amortized to expense over the options vesting periods.

                                                                                   For the Three Months Ending
                                                                                             July 31,
                                                                             ---------------------------------------
          (in thousands except per share amount)                                    2005                   2004
                                                                             -----------------      ----------------
          Net income as reported                                                   $27,857                $19,884
          Stock-based compensation, net of tax, included in the
          determination of net income as reported -
                Restricted stock plans                                               1,324                    744
                Director stock plan                                                     14                     14

          Stock-based compensation costs, net of tax, that would have been included in the determination of net income had the fair
          value-based method been applied                                           (2,866)                (2,112)
                                                                             ----------------       ----------------
          Pro forma net income                                                     $26,329                $18,530
                                                                             =================      ================

          Reported earnings per share
                Diluted                                                             $0.46                  $0.32
                Basic                                                               $0.47                  $0.32

          Pro forma earnings per share
                Diluted                                                             $0.43                  $0.29
                Basic                                                               $0.45                  $0.30

2.   Comprehensive Income
     --------------------
     Comprehensive income was as follows (in thousands):

                                                                                    For the Three Months Ending
                                                                                             July 31,
                                                                              ---------------------------------------
                                                                                     2005                   2004
                                                                              -----------------      ----------------
          Net income                                                               $27,857                $19,884
          Change in other comprehensive income (loss), net of taxes:
          Foreign currency translation adjustment                                   (5,562)                 3,414
                                                                              -----------------      ----------------
          Comprehensive income                                                     $22,295                $23,298
                                                                              =================      ================

     A reconciliation of accumulated other comprehensive gain (loss) follows (in thousands):

                                                                                           Three Months Ended July 31, 2005
                                                                              ------------------------------------------------------
                                                                                Beginning          Change for             Ending
                                                                                 Balance             Period               Balance
                                                                              --------------     --------------       --------------
     Foreign currency translation adjustment                                     $28,531            (5,562)              $22,969
     Minimum pension liability, net of tax                                       (26,549)                -               (26,549)
                                                                              --------------     --------------       --------------
         Total                                                                    $1,982            (5,562)              $(3,580)
                                                                              ==============     ==============       ==============

3.   Weighted Average Shares for Earning Per Share
     ---------------------------------------------
     A reconciliation of the shares used in the computation of income per share follows (in thousands):

                                                                              For the Three Months Ended July 31,
                                                                             ---------------------------------------
                                                                                   2005                   2004
                                                                             -----------------      ----------------
     Weighted average shares outstanding                                          59,175                 61,676
     Less:  Unearned deferred compensation shares                                   (259)                  (234)
                                                                             -----------------      ----------------
     Shares used for basic income per share                                       58,916                 61,442
     Dilutive effect of stock options and other stock awards                       1,726                  1,409
                                                                             -----------------      ----------------
     Shares used for diluted income per share                                     60,642                 62,851
                                                                             =================      ================

4.   Inventories
     -----------
     Inventories were as follows (in thousands):

                                                                                                                      As of
                                                                                    As of July 31,                   April 30,
                                                                         -----------------------------------      ---------------
                                                                               2005                 2004               2005
                                                                         ---------------      --------------      ---------------
          Finished goods                                                     $72,156              $70,844            $72,931
          Work-in-process                                                      5,668                6,805              6,743
          Paper, cloth and other                                               7,935                6,403              6,028
                                                                         ---------------      --------------      ---------------
                                                                              85,759               84,052             85,702
          LIFO reserve                                                        (2,430)              (2,600)            (2,330)
                                                                         ---------------      --------------      ---------------
          Total inventories                                                  $83,329              $81,452            $83,372
                                                                         ===============      ==============      ===============

5.   Acquisitions
     ------------
     In the first quarter of fiscal year 2005, the Company acquired the Journal of Microscopy and Analysis, a controlled circulation journal, for approximately $5.4 million, which is recorded as acquired publication rights. The acquired publication rights are being amortized over a 15-year period.

     On May 31, 2005, Wiley acquired substantially all the assets of a global publisher of computer books and software, specializing in IT business certification materials, for approximately $13.5 million, including related acquisition costs and final payments due to the seller. The acquisition cost has been primarily allocated to acquired publication rights and the net tangible assets acquired, which consisted primarily of accounts receivable, inventory, accrued royalties, accounts payable and other accrued liabilities. The acquired publication rights are being amortized over a 10-year period. The Company is in the process of completing valuations necessary to finalize the purchase price allocation.

     On July 11, 2005, the Company acquired the rights to a newsletter publishing division of a leading publisher of mental health and addiction information, for approximately $1.4 million in cash, plus liabilities assumed. The majority of the acquisition is recorded as acquired publication rights and is amortized over a 10-year period.

6.   Recent Accounting Standards
     ---------------------------
     In December 2004, the FASB issued Statement No. 123 (revised 2004) ("SFAS 123R") "Share-Based Payments." SFAS 123R will require the Company to measure the cost of all employee stock-based compensation awards based on the grant-date-fair-value and to record that cost as compensation expense over the period during which the employee is required to perform service under the terms of the award. The statement eliminates the alternative method of accounting for the employee share-based payments previously available under Accounting Principles Board Opinion No. 25. SFAS 123R will be effective beginning in the Company's first quarter of fiscal year 2007. The Company currently discloses the pro forma effect of SFAS 123 in the notes to these financial statements. The impact of SFAS 123R adoption has not yet been quantified but is expected to approximate the proforma effect as disclosed in the notes to the financial statements.

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

                                                                              Three Months Ended July 31,
                                                  ----------------------------------------------------------------------------------
                                                                        2005                                       2004
                                                  -----------------------------------------    -------------------------------------
                                                                                         (thousands)
                                                                    Inter-                                     Inter-
                                                     External      segment                       External    segment
                                                    Customers       Sales          Total         Customers     Sales        Total
                                                  ------------- -------------- ------------    ------------ ----------- ------------
     Revenue
     -------
     U.S. segments:
         Professional/Trade                           $70,438       8,078          78,516          $68,331      7,577       75,908
         Scientific, Technical, and Medical            46,439       2,314          48,753           44,466      1,740       46,206
         Higher Education                              37,692       7,850          45,542           37,468      8,007       45,475
     European segment                                  58,427       4,699          63,126           54,131      5,392       59,523
     Asia, Australia & Canada                          23,753         403          24,156           22,543        923       23,466
     Eliminations                                        -        (23,344)        (23,344)            -       (23,639)     (23,639)
                                                  ------------- -------------- ------------    ------------ ----------- ------------
     Total Revenue                                   $236,749        -            236,749         $226,939       -         226,939
                                                  ------------- -------------- ------------    ------------ ----------- ------------

     Direct Contribution to Profit
     -----------------------------
     U.S. segments:
         Professional/Trade                                                       $18,842                                  $15,551
         Scientific, Technical, and Medical                                        24,545                                   22,269
         Higher Education                                                          17,019                                   16,051
     European segment                                                              18,627                                   18,694
     Asia, Australia & Canada                                                       3,251                                    3,191
                                                                               ------------                             ------------
     Total Direct Contribution to Profit                                           82,284                                   75,756

     Shared Services and Administrative Costs
     ----------------------------------------
         Distribution                                                             (11,848)                                 (11,739)
         Information technology                                                   (15,052)                                 (12,269)
         Finance                                                                   (7,860)                                  (7,212)
         Other administrative                                                     (15,368)                                 (13,759)
                                                                               ------------                             ------------
     Total Shared Services and Administrative Costs                               (50,128)                                 (44,979)
                                                                               ------------                             ------------
     Operating income                                                             $32,156                                  $30,777
     ----------------                                                          ============                             ============

8.   Intangible Assets
     -----------------
     Intangible assets consist of the following (in thousands):

                                                                                                                       As of
                                                                                    As of July 31,                    April 30,
                                                                          -----------------------------------      ---------------
                                                                                2005                 2004               2005
                                                                          ----------------     --------------      ---------------
      Intangible assets not subject to amortization
          Branded trademarks                                                  $57,900              $57,900            $57,900
          Acquired publication rights                                         118,566              117,452            120,426
                                                                          ----------------     --------------      ---------------
      Total intangible assets not subject to amortization                     176,466              175,352            178,326

      Net, intangible assets subject to amortization, principally
          acquired publication rights                                         124,437              105,292            112,715
                                                                          ----------------     --------------      ---------------
      Total                                                                  $300,903             $280,644           $291,041
                                                                          ================     ==============      ===============

9.   Derivative Financial Instruments
     --------------------------------
     Under certain circumstances, the Company enters into derivative financial instruments to hedge against foreign currency fluctuation on specific transactions or interest rate volatility. The Company does not use derivative financial instruments for trading or speculative purposes. The Company did not hold any derivative financial instruments during the first quarter of fiscal year 2006.

10.  Marketable Securities
     ---------------------
     During the first quarter of fiscal year 2006, the Company sold marketable securities for approximately $10.0 million. The marketable securities consisted entirely of shares of variable rate securities issued by closed-end funds that invest in a diversified portfolio of government and corporate securities. Generally, these securities do not have a stated maturity date and reset their dividends every 28 days. These securities were accounted for as available-for-sale in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." For the quarter ended July 31, 2005, $0.1 million was recognized as interest income on those securities. There were no comparable investments at July 31, 2004.

11.  Income Taxes
     ------------
     The tax provision for the first quarter of fiscal year 2006 includes $7.5 million, or $0.12 per diluted share, of tax benefits associated with the reversal of a tax accrual recorded on the repatriation of dividends from European subsidiaries in the fourth quarter of fiscal year 2005. On May 10, 2005, the US Internal Revenue Service issued Notice 2005-38. The notice provided for a tax benefit that fully offset the tax accrued by the Company on foreign dividends in the fourth quarter of fiscal year 2005. The current tax benefit and the corresponding fourth quarter tax accrual had no cash impact on the Company. Excluding the tax benefit described above, the effective tax rate for the first quarter of fiscal year 2006 increased to 33.5% as compared to 32.8% in the first quarter of fiscal year 2005, mainly due to higher effective foreign tax rates.

12.  Retirement Plans
     ----------------
     The components of net pension expense for the defined benefit plans were as follows:

                                                                                       For the Three Months Ended
                                                                                                July 31,
                                                                                ---------------------------------------
     (Dollars in thousands)                                                            2005                   2004
                                                                                -----------------      ----------------
     Service Cost                                                                     $2,829                 $2,147
     Interest Cost                                                                     2,942                  2,653
     Expected Return of Plan Assets                                                   (2,768)                (2,268)
     Net Amortization of Prior Service Cost and Unrecognized Transition Asset            127                    148
     Recognized Net Actuarial Loss                                                       858                    457
                                                                                -----------------      ----------------
     Net Pension Expense                                                              $3,988                 $3,137
                                                                                =================      ================

     Pension plan contributions were $1.4 million and $1.3 million for the three months ended July 31, 2005 and 2004, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS -

FIRST QUARTER ENDED JULY 31, 2005

Revenue for the first quarter of fiscal year 2006 of $236.7 million increased 4% from $226.9 million in the prior year's first quarter. The first quarter revenue increase was driven by year-on-year growth in the global STM business, with non-subscription products, especially journal backfiles, subscription journals and books contributing to these results. The U.S. P/T business also contributed to the year-on-year growth with solid performances in business, education and psychology. U.S. Higher Education revenue was flat with last year's first quarter.

Gross profit margin for the first quarter was 67.6% compared to 66.9% in the prior year's quarter. Improvements in U.S. P/T and STM product mix contributed to the improvement. Operating and administrative expenses increased 5% over last year's first quarter. The increase primarily reflects investments in technology to deliver products to our customers, higher depreciation and increased compensation partly due to the impact of the higher stock price on incentive plans. In addition, we received a relocation incentive payment from the State of New Jersey in the prior year period.

Operating income advanced 4% to $32.2 million in the first quarter of fiscal year 2006, or 3% excluding foreign currency gains. Revenue, product mix and lower inventory provisions drove the year-on-year growth. Operating margin was flat compared to the prior year. Net interest expense and other increased $0.3 million primarily due to higher interest rates.

Excluding the tax benefit described in the non-GAAP financial disclosure below, the effective tax rate for the first quarter of fiscal year 2006 increased to 33.5% as compared to 32.8% in the first quarter of fiscal year 2005, mainly due to higher effective foreign tax rates.

Earnings per diluted share and net income for the first quarter of fiscal year 2006 were $0.46 and $27.9 million. Excluding the tax benefits associated with the reversal of a tax accrual recorded on the repatriation of dividends from European subsidiaries in the fourth quarter of fiscal year 2005, which is described below, earnings per diluted share and net income for the first quarter of fiscal year 2006 rose 6% to $0.34 and 2% to $20.4 million, respectively.

Non-GAAP Financial Measures: The Company's management evaluates operating performance excluding unusual and/or nonrecurring events. The Company believes excluding such events provides a more effective and comparable measure of performance. Since adjusted net income and adjusted earnings per share are not measures calculated in accordance with GAAP, they should not be considered as a substitute for other GAAP measures, including net income and earnings per share as indicators of operating performance.

Adjusted net income and adjusted earnings per diluted share excluding the tax benefits are as follows:

   Reconciliation of non-GAAP financial disclosure
   -----------------------------------------------

   Net Income (in millions)                                           2005              2004
                                                                 --------------    --------------
   As reported                                                       $27.9             $19.9
   Tax benefit on dividends repatriated                               (7.5)               -
                                                                 --------------    --------------
   Adjusted                                                          $20.4             $19.9
                                                                 ==============    ==============

   Earnings per Diluted Share                                         2005              2004
                                                                 --------------     -------------
   As reported                                                        $0.46             $0.32
   Tax benefit on dividends repatriated                               (0.12)              -
   Adjusted                                                           $0.34             $0.32
                                                                 ==============     =============

The Adjusted Net Income and Adjusted Earnings per Diluted Share above exclude $7.5 million, or $0.12 per diluted share, of tax benefits associated with the reversal of a tax accrual recorded on the repatriation of dividends from European subsidiaries in the fourth quarter of fiscal year 2005. On May 10, 2005, the US Internal Revenue Service issued Notice 2005-38. The notice provided for a tax benefit that fully offset the tax accrued by the Company on foreign dividends in the fourth quarter of fiscal year 2005. The current tax benefit and the corresponding fourth quarter tax accrual had no cash impact on the Company.



SEGMENT RESULTS

Professional/Trade (P/T)
------------------------
U.S. P/T revenue for the first quarter advanced 3% over prior year. Solid results in business, education and psychology drove these results, partly offset by higher sales return provisions and lower sales of consumer titles. Revenue from the Company's recent acquisition of a global publisher of computer and software information technology titles contributed approximately $1 million in revenue for the quarter. Direct contribution to profit increased by 21% from the prior year. Direct contribution margin increased 3.5% points to 24.0%, principally due to gross margin improvement, reflecting product mix and lower inventory and royalty provisions, as well as delayed advertising costs.

First quarter highlights include the publication of Dan Denning's The Bull Hunter; Matthew Simmons' Twilight in the Desert, well-timed due to the recent oil price increases and the book's focus on global oil supplies; and McKinsey & Company's Valuation 4e, the best selling and most respected corporate valuation title in the market, which is also packaged in a widely used university edition with online course material.

Top consumer technology publications that were published during the quarter, such as Peter Bauer's Photoshop CS2 For Dummies and Bob Levitus' Mac OS X Tiger For Dummies, reflect the demand for books on recent major software releases. To capitalize on the popularity of the Su Doku puzzle game, P/T published Andrew
Heron and Edmund James' Su Doku For Dummies in Europe and the U.S. Another timely release during the quarter was the Tour de France For Dummies by Phil Liggett, James Raia, and Sammarye Lewis, with a foreword by Lance Armstrong.

Several P/T titles received considerable attention from the media and customers. Both The Bull Hunter and Twilight in the Desert hit The Wall Street Journal Bestseller List. Other titles that were on national and regional bestseller lists include Patrick Lencioni's Five Dysfunctions of a Team; the J.K. Lasser's Income Tax Guide 2005; Michael Masterson's Automatic Wealth; Eric Tyson and Ray Brown's Home Buying For Dummies; Eric Tyson's Investing For Dummies; and Sarah Glendon Lyons and John E. Lucas' Mortgages For Dummies. The publicity surrounding the May release of Jeffery Young's Icon: Steve Jobs, The Greatest Second Act in the History of Business, continued to drive sales throughout the first quarter.

On July 11, the Company acquired the publication rights to seven newsletters from a leading provider of mental health and addiction information. Five of the seven newsletters have long-standing editorial affiliations with Brown University. On May 31, Wiley completed the acquisition of substantially all the assets of a publisher of computer books and software specializing in IT business certification materials. See Note 5 for further discussion of these acquisitions.

Scientific, Technical, and Medical (STM)
----------------------------------------
U.S. STM revenue of $48.8 million increased 6% over last year's solid first quarter. Non-subscription revenue, especially journal backfile sales, contributed to the year-on-year growth. The STM subscription journals and book programs performed well, as reflected in a 6% revenue increase over prior year. Direct contribution to profit increased 10% in the quarter. The first quarter direct contribution margin was 50.3% compared to 48.2% in the prior year. The increase of 2.1% points primarily reflects favorable changes in product mix. Globally, STM revenue increased approximately 6%, reflecting the combined effect of robust journal and book sales.

In addition to healthy subscription journal license renewals, several new Enhanced Access Licenses (EAL) were signed by academic and corporate customers around the world. EAL customers enjoyed improved customer service due to a number of system enhancements implemented during the quarter. Customers continue to take advantage of Wiley InterScience's wide range of access options. During the quarter, the number of visits to Wiley InterScience increased by approximately 42% over prior year.

The growing value of Wiley's journals to the scientific community was evident in the results of the recently announced 2004 ISI Impact Factor Analysis, an independent ranking that measures how often a journal's articles are cited by other researchers. Wiley journals exhibiting significant increases included the Journal of Biomedical Materials Research, Catheterization and Cardiovascular Intervention, Neurology and Urodynamics, Head and Neck, and American Journal of Physical Anthropology.

In July, Wiley was among a group of major publishers and health organizations to launch patientINFORM (www.patientinform.org), a free online information resource that allows patients direct access to the latest medical research on some of the most serious diseases and medical conditions. The service provides consumers with access to the latest research articles published in medical and scientific journals, assistance in interpreting the articles; and access to additional materials on the web sites of participating voluntary health organizations.

The STM book program performed very well during the first quarter. Product output was excellent and manuscript transmittals have been strong, reflecting relatively favorable market conditions and increased use of online sales channels. Global STM book revenue grew approximately 9%.

Higher Education
----------------
U.S. Higher Education revenue was essentially flat with that of the previous year's first quarter. Growth in mathematics, science, and accounting was offset by sluggish sales in the social sciences and engineering. The first quarter direct contribution to profit increased 6% from the prior year. The first quarter direct contribution margin increased 2.1% points to 37.4%, principally due to lower sales returns, favorable product mix and lower royalty provisions.

An encouraging development has been the strong sales of Wiley PLUS (formerly eGrade Plus). Available for sixty key titles, Wiley PLUS delivers to students and instructors an integrated suite of resources (including an online version of the textbook), that is organized in one easy-to-use website around teaching and learning activities. Wiley PLUS allows instructors to customize course content, create class presentations, assign homework and quizzes for automatic grading, and track student progress. Sales of Wiley PLUS were significantly higher than last year's first quarter, however this revenue is deferred and the majority will be recognized over the course of the fall and spring semesters, i.e., the second, third and fourth quarters of Wiley's fiscal year.

Wiley Higher Education offers students value by providing a wide variety of product formats at different price points. Soon after the close of the quarter, Wiley announced an agreement with VitalSource to support Wiley Desktop Editions, which will provide downloadable e-text versions of leading Higher Education textbooks directly from Wiley. These digital editions are intended for students who want lower-priced versions of textbooks. The Company also signed an agreement with Quizdom to distribute radio frequency clickers to universities that adopt Wiley learning materials. The clicker system facilitates two-way communication between instructors and students, facilitating classroom administration, accountability, and assessment.

Europe
------
Wiley Europe's first quarter revenue of $63.1 million was up 6% over the prior year. STM journals and reference books drove the revenue growth. In addition, revenue from the Company's initial sales of German publications under the Fur Dummies brand contributed $0.4 million to the growth. Direct contribution to profit was essentially flat with the prior year. Direct contribution margin decreased 1.9% points principally due to product mix.

Wiley Europe renewed its contract with the Quaternary Research Association to publish The Journal of Quaternary Research. A new controlled circulation magazine, Spectroscopy Asia, was successfully launched in May. During the quarter, the Company published the Dictionary of Microscopy. The dictionary is a brand extension of the Microscopy & Analysis controlled-circulation magazine, which was acquired last year.

Wiley Europe's For Dummies program continued to gain momentum. The release of Su Doku For Dummies is taking advantage of the numbers puzzle craze. More than forty translated and three indigenous Fur Dummies titles are on the market in Germany and selling briskly. Wiley-VCH is also capitalizing on the centenary of Albert Einstein's theory of relativity by publishing Renn/Einstein Essays (in German and English), as well as Renn/Einstein Katalog.

Asia, Australia, and Canada
---------------------------
Wiley's revenue in Asia, Australia, and Canada was up 3% during the first quarter. Excluding the effect of foreign exchange, revenue declined 2%. Sluggish performance in Canada was partially offset by growth in Asia. Direct contribution to profit was essentially flat with the prior year.

P/T books performed particularly well in India, China, Thailand, and the Phillipines. Wiley Asia's P/T list picked up interest globally. For example, the revised edition of Richard Duncan's The Dollar Crisis (originated in Asia) is being adopted as a textbook for finance courses and is being used as the basis for a seminar by Rich Dad, Poor Dad author Robert Kiyosaki.

In Australia, Higher Education and School revenue was strong while P/T lagged behind due to a subdued retail environment. Wiley Australia expects to benefit from a strong pipeline of P/T publications for the holiday season. Wiley Australia was named Secondary Publisher of the Year at the Australian Awards for Excellence in Educational Publishing for the sixth consecutive year. Recognizing overall excellence, the award was granted by a panel of judges that included booksellers, teachers, and publishers.

Wiley's Higher Education products in Canada were down for the quarter. Revenue in Canada from professional and consumer titles fell short, although for the first time, a Wiley Canada title, Real Estate Investing in Canada, hit #1 on a national non-fiction bestseller list.

Shared Services and Administrative Costs
----------------------------------------
Shared services and administrative costs for the first quarter increased 11% to $50.1 million. The increase is primarily attributable to planned increases in investments in technology to deliver products to our customers, higher depreciation and increased compensation costs partly due to the impact of the significantly higher stock price on incentive plans. In addition, we received a relocation incentive payment from the State of New Jersey in the prior year period.



LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents balance was $13.1 million at the end of the first quarter 2006, compared with $40.4 million a year earlier. Cash used by operating activities in fiscal year 2006 was $29.0 million compared with $6.3 million in the prior year. The additional use of cash was mainly the result of lower cash receipts from EAL subscriptions due to successful collection efforts in the last quarter of the prior year. In addition, income tax refunds received in the prior year period, increased accounts receivable due primarily to higher book sales and the timing of payments for certain operating expenses contributed to the use of operating cash. The increase in accounts receivable since April 30, 2005 is due to the seasonality of the Higher Education business.

Cash used for investing activities for the first quarter 2006 was $23.0 million compared to $22.5 million in the prior year. The Company invested $15.4 million in acquisitions of publishing assets and rights compared to $5.7 million in the prior year. The current year acquisitions included the purchase of substantially all the assets of a global publisher of computer books and software specializing in IT business certification materials for $12.5 million, including related acquisition costs. In addition, the Company acquired rights to a newsletter publishing division of a leading publisher of mental health and addiction information for $1.4 million, plus liabilities assumed. Projected product development and property, equipment and technology capital spending for fiscal year 2006 is forecast to be approximately $70 million and $35 million, respectively.

Increased cash used for investments in product development were partly offset by lower spending on property, plant and equipment. The Company sold $10 million of marketable securities during the current quarter consisting of shares of variable rate securities issued by closed-end funds.

Cash used for financing activities was $24.0 million in the first quarter of fiscal 2006, as compared to $12.9 million in the prior period. Current year financing activities included the continuation of the Company's stock repurchase program.

During the first quarter ending on July 31, 2005 the Company purchased the following Common Stock under its stock repurchase program. The program was approved by the Company's Board of Directors and publicly announced in December 2002.

               Number of     Average        New Repurchase      Maximum Shares Yet
Month           Shares      Price Paid     Program Approved    to be Purchased Under
               Purchased    Per Share                           the Repurchase Plans
-------------------------------------------------------------------------------------
May            246,500       $37.26                                     651,600
June            31,600       $37.90            4,000,000              4,620,000
July           264,000       $41.41                                   4,356,000
-------------------------------------------------------------------------------------
  Total        542,100       $39.32

In June 2005 the Board of Directors approved a new program to repurchase up to 4 million additional shares of Class A and B Common stock upon completion of the existing program. The Company increased its quarterly dividend to shareholders by 20% to $0.090 per share versus $0.075 per share in the prior year. During the quarter, the Company borrowed $50.0 million under its revolving credit facility to repay $50.0 million of the outstanding term loan facility in advance of the scheduled due date.

The Company believes its cash balances together with existing credit facilities are sufficient to meet its obligations. At July 31, 2005 the Company had $192.5 of variable rate loans outstanding and approximately $135.0 million of unused borrowing capacity available under its revolving credit facilities and other short-term lines of credit. The final payment on the variable rate term loan is due September 2006. The Company has the ability and intent to refinance its credit facilities, which is planned to be completed by the end of fiscal 2006.



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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Market Risk

The Company is exposed to market risk primarily related to interest rates, foreign exchange and credit risk. It is the Company's policy to monitor these exposures and to use derivative financial instruments and/or insurance contracts from time to time to reduce fluctuations in earnings and cash flows when it is deemed appropriate to do so. The Company does not use derivative financial investments for trading or speculative purposes. The Company did not hold any derivative financial instruments during the first quarter of fiscal year 2006.

Interest Rates

The Company had $192.5 million of variable rate loans outstanding at July 31, 2005, which approximated fair value. The Company did not use any derivative financial investments to manage this exposure. The weighted average interest rate as of July 31, 2005 was approximately 4.03%. A hypothetical 1% change in interest rates for the variable rate debt would affect annual net income and cash flow by approximately $1.3 million.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          99.1 - 18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer

          99.2 - 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

          10.19 - Fiscal Year 2006 Qualified Executive Long Term Incentive Plan (filed as an exhibit to the Company's Report on this Form 10-Q).

          10.20 - Fiscal Year 2006 Qualified Executive Annual Incentive Plan (filed as an exhibit to the Company's Report on this Form 10-Q).

          10.21 - Fiscal  Year  2006  Executive  Annual  Strategic   Milestones
                  Incentive Plan (filed as an exhibit to the Company's Report on this Form 10-Q).

      (b) The following reports on Form 8-K were furnished to the Securities and Exchange Commission since the filing of the Company's 10-K on July 11, 2005.

          i. Earnings release on the first quarter fiscal 2005 results issued on form 8-K dated September 8, 2005 which include the condensed financial statements of the Company.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                  JOHN WILEY & SONS, INC.
                                  Registrant




                                  By         /s/ William J. Pesce
                                            ------------------------------------
                                            William J. Pesce
                                            President and
                                            Chief Executive Officer




                                  By         /s/ Ellis E. Cousens
                                            ------------------------------------
                                            Ellis E. Cousens
                                            Executive Vice President and
                                            Chief Financial & Operations Officer




                                  By         /s/ Edward J. Melando
                                            ------------------------------------
                                            Edward J. Melando
                                            Vice President, Controller and
                                            Chief Accounting Officer




                                            Dated:   September 9, 2005

    CERTIFICATIONS PERSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
    ------------------------------------------------------------------------

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

- The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the Company and we have:

          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
          b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
          c. Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and
          d. Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                               By       /s/ William J. Pesce
                                                       -------------------------
                                                       William J. Pesce
                                                       President and
                                                       Chief Executive Officer

                                                       Dated:  September 9, 2005

I, Ellis E. Cousens, certify that:
I have reviewed this quarterly report on Form 10-Q of John Wiley & Sons, Inc.;
- Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

- Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented

- The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the Company and we have:

          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
          b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
          c. Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and
          d. Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                            Dated:  September 9, 2005

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of John Wiley & Sons, Inc. (the "Company") on Form 10-Q for the period ending July 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William
J. Pesce, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

     (1)  The Report fully complies with the requirements of section 13(a) or 15
          (d)  of  the  Securities  Exchange  Act  of  1934  (as  amended),   as
          applicable; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/William J. Pesce
------------------------
William J. Pesce
President and
Chief Executive Officer


Dated: September 9, 2005

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 .S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of John Wiley & Sons, Inc. (the "Company") on Form 10-Q for the period ending July 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ellis
E. Cousens, Executive Vice President and Chief Financial & Operations Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

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



/s/Ellis E. Cousens
------------------------------------
Ellis E. Cousens
Executive Vice President and
Chief Financial & Operations Officer


Dated: September 9, 2005

                                                                   Exhibit 10.19


                             JOHN WILEY & SONS, INC.
                             -----------------------


              FY 2006 QUALIFIED EXECUTIVE LONG TERM INCENTIVE PLAN
              ----------------------------------------------------


                                  PLAN DOCUMENT
                                  -------------





                                  CONFIDENTIAL
                                  ------------










                                   MAY 1, 2005
                                   -----------

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

                                 I. DEFINITIONS
                                 --------------


Following are definitions for words and phrases used in this document. Unless the context clearly indicates otherwise, these words and phrases are considered to be defined terms and appear in this document in italicized print:

Company: John Wiley & Sons, Inc.

business unit: The Company, a business or subsidiary of the Company, or a global unit of the Company.

plan: This FY 2006 Qualified Executive Long Term Incentive Plan.

shareholder plan: The Company's 2004 Key Employee Stock Plan.

plan period: The three year period from May 1, 2005 to April 30, 2008, or a portion of this period, at the discretion of the CC.

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

     cumulative cash: flow The cumulative for the plan period of net income, excluding unusual items not related to the period being measured, plus/minus any non-cash items included in net income and changes in operating assets and liabilities, minus normal investments in product development assets and property and equipment.

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

target incentive: A targeted number of restricted performance shares that a participant is eligible to receive if 100% of his/her applicable award period objectives are achieved and the participant remains employed by the Company through April 30, 2010, except as otherwise provided in Section VIII.

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


                              II. PLAN OBJECTIVES
                              -------------------

The plan is intended to provide the officers and other key colleagues of the Company and of its subsidiaries, affiliates and certain joint venture companies, upon whose judgment, initiative and efforts the Company depends for its growth and for the profitable conduct of its business, with additional incentive to promote the success of the Company.

                                III. ELIGIBILITY
                                ----------------

A participant is selected by the CEO and recommended for participation to the CC, which has sole discretion for determining eligibility, from among those colleagues in key management positions deemed able to make the most significant contributions to the growth and profitability of the Company. The President and CEO of the Company is a participant.

                    IV. PERFORMANCE TARGETS AND MEASUREMENT
                    ---------------------------------------

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

B. Each participant is assigned performance targets for one or more business units, based on the participant's position, responsibilities, and his ability to affect the results of the assigned business unit. For each participant, each business unit is assigned a weight, such that the sum of the weights of all business units for a participant equals 100 percent. Collectively, all business unit performance targets constitute the participant's plan period objectives.

C. Each financial goal is assigned performance levels (threshold, target and outstanding).

                           V. PERFORMANCE EVALUATION
                           -------------------------

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

     3.   Award Determination
          a. Achievement of threshold performance of at least one financial goal of a performance target is necessary for a participant to receive a payout for that performance target.
          b. The unweighted payout factor for each financial goal is determined as follows:
               1. For performance below the threshold level, the payout factor is zero.
               2. For performance at the threshold level, the payout factor is 25%.
               3. For performance between the threshold and target levels, the payout factor is between 25% and 100%, determined on a pro-rata basis.
               4.   For  performance  at the target level,  the payout factor is
                    100%.
               5. For performance between the target and outstanding levels, the payout factor is between 100% and 200%, determined on a pro-rata basis.
               6. For performance at or above the outstanding level, the payout factor is 200 percent.
          c. A participant's plan-end adjusted restricted performance shares award is determined as follows:
               1. Each financial goal's unweighted payout factor determined above times the weighting of that financial goal equals the weighted payout factor for that financial goal
               2. The sum of the weighted payout factors for a business unit's performance target equals the payout factor for that performance target.
               3.   The    participant's target incentive
                                         times
                               the business unit weight
                                         times
                         the performance target payout factor
                                         equals
                    the participant's payout for that business unit
               4. The sum of the payouts for all the business units assigned to a participant equals the participant's total plan-end adjusted restricted performance shares award.
          d. The CC may, in its sole discretion, reduce a participant's payout to any level it deems appropriate.

               VI. RESTRICTED PERFORMANCE SHARES AWARD PROVISIONS
               --------------------------------------------------

A. Restricted performance shares, equal to a participant's target incentive, shall be determined at the beginning of the plan period. In addition to the terms and conditions set forth in the shareholder plan, the restricted period for the plan-end adjusted restricted performance shares award shall be as follows: subject to continued employment except as otherwise set forth in the shareholder plan, the lapse of restrictions on one-half of the restricted performance shares awarded will occur on the first anniversary of the plan period end date (April 30, 2009) at which time the participant will receive a stock certificate in a number of shares equal to one-half of the restricted performance shares awarded with the restrictive legend deleted, and the lapse of restrictions on the remaining half will occur on the second anniversary of the plan period end date (April 30, 2010) at which time the participant will receive a new stock certificate in a number of shares equal to the remaining half with the restrictive legend deleted.

B. The plan-end adjusted restricted performances share award will be compared to the restricted performance shares targeted at the beginning of the plan period, and the appropriate amount of restricted performance shares will be awarded or forfeited, as required, to bring the restricted performance shares award to the number of shares designated as the plan-end adjusted restricted performance shares award.

                               VII. STOCK OPTIONS
                               ------------------

The participant may be granted a stock option pursuant to the shareholder plan at the beginning of the plan period, representing another incentive vehicle by which the participant is able to share in the equity growth of the Company. The terms and conditions of the award of the stock option are contained in the shareholder plan and in the stock option award.

                                  VIII. PAYOUTS
                                  -------------

     A. Plan-end adjusted restricted performances share awards will be made within 90 days after the end of the plan period.

     B. In the event of a participant's death, disability, retirement or leave of absence prior to the plan-end adjusted restricted performances share award being earned, the award, if any, will be determined by the CC.

     C. A participant who resigns, or whose employment is terminated by the Company, with or without cause before the award is earned, will not receive an award. Exception to this provision shall be made with the approval of the CC, in its sole discretion.

     D. In the event of a Change of Control, as that term is defined in the shareholder plan, all "target" restricted performance shares vest to the participant, or at the CC's option, payment will be made of the value of the "target" restricted performance shares based on the fair market value on the effective date of the Change of Control.

     E. A participant who is hired or promoted into an eligible position during the plan period may receive a prorated plan-end adjusted restricted performances share award as determined by the CC, in its sole discretion.

                      IX. ADMINISTRATION AND OTHER MATTERS
                      ------------------------------------

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

     C. This plan may not be modified or amended except with the approval of the CC, in accordance with the provisions of the shareholder plan.

     D. In the event of a conflict between the provisions of this plan and the provisions of the shareholder plan, the provisions of the shareholder plan shall apply.

     E. No awards of any type under this plan shall be considered as compensation for purposes of defining compensation for retirement, savings or supplemental executive retirement plans, or any other benefit.

                                                                   Exhibit 10.20


                             JOHN WILEY & SONS, INC.
                             -----------------------


                FY 2006 QUALIFIED EXECUTIVE ANNUAL INCENTIVE PLAN
                -------------------------------------------------


                                  PLAN DOCUMENT
                                  -------------





                                  CONFIDENTIAL
                                  ------------










                                   MAY 1, 2005
                                   -----------

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

                                 I. DEFINITIONS
                                 --------------


Following are definitions for words and phrases used in this document. Unless the context clearly indicates otherwise, these words and phrases are considered to be defined terms and appear in this document in italicized print:

Company: John Wiley & Sons, Inc.

business unit: The Company, a business or subsidiary of the Company, or a global unit of the Company.

plan: This FY 2006 Qualified Executive Annual Incentive Plan.

shareholder plan: The Company's 2004 Executive Annual Incentive Plan.

plan period: The twelve-month period from May 1, 2005 to April 30, 2006, or a portion of this period, at the discretion of the CC.

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

     revenue: (business) Gross annual revenue, net of actual returns.

     business EBITA: Operating income before amortization of intangibles.

     business cash flow: business operating income, plus/minus any non-cash items included in business operating income (other than provisions for bad debts), and changes in controllable assets and liabilities, less normal investments in product development assets and direct property and equipment additions. Controllable assets and liabilities are inventory, composition, author advances, other deferred publication costs, and deferred subscription revenues.

     GPC EBITA:  business operating income before amortization of intangibles as
     adjusted   for  profit   earned  by  other   businesses   on   intercompany
     transactions.

     GPC cash flow: business cash flow as adjusted for the profit earned by other businesses on intercompany transactions.

financial goal: A targeted level of attainment of a given business criteria.

financial results: The published, audited financial results of the Company and the business financial results derived therefrom.

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

base salary: A participant's base salary as of July 1, 2005, or the date of hire or promotion into the plan, if later, adjusted for any amount of time the participant may not be in the plan for reasons of hire, death, disability, retirement and/or termination.

payout: Actual gross dollar amount paid to a participant under the plan, if any, for achievement of assigned performance targets, as further discussed in this plan.

total annual incentive opportunity: The total target amount that a participant is eligible to receive from all annual incentive plans, including this plan.

target incentive percent: The percent applied to the participant's total annual incentive opportunity to determine the target incentive amount for this plan. Generally, for the plan period 2006, the target incentive percent for this plan is 75%.

target incentive amount: The amount that a participant is eligible to receive if he/she achieves 100% of his/her performance target for a business unit. The sum of the target incentive amounts for all business units assigned to a participant is the total target incentive amount.


                              II. PLAN OBJECTIVES
                              -------------------

The plan is intended to provide the officers and other key colleagues of the Company and of its subsidiaries, affiliates and certain joint venture companies, upon whose judgement, initiative and efforts the Company depends for its growth and for the profitable conduct of its business, with additional incentive to promote the success of the Company.

                                III. ELIGIBILITY
                                ----------------

A participant is selected by the CEO and recommended for participation to the CC, which has sole discretion for determining eligibility, from among those colleagues in key management positions deemed able to make the most significant contributions to the growth and profitability of the Company. The President and CEO of the Company is a participant.

                    IV. PERFORMANCE TARGETS AND MEASUREMENT
                    ---------------------------------------

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

                           V. PERFORMANCE EVALUATION
                           -------------------------

A.   Financial Results
     -----------------
     1. At the end of the plan period, the financial results for each business unit are compared with that unit's financial goals to determine the payout for each participant.
     2.   In determining the attainment of financial goals,
          a. the impact of foreign exchange gains or losses will be excluded from revenue and business EBITA and business cash flow criteria.
          b. the impact of any of the events (1) through (9) listed in Section 4(b)(ii) of the shareholder plan, if dilutive (causes a reduction in the financial result), will be excluded from the financial results of any affected business unit.
     3.   Award Determination
          a. Achievement of threshold performance of at least one financial goal of a performance target is necessary for a participant to receive a payout for that performance target.
          b. The unweighted payout factor for each financial goal is determined as follows:
               1. For performance below the threshold level, the payout factor is zero.
               2. For performance at the threshold level, the payout factor is 25%.
               3. For performance between the threshold and target levels, the payout factor is between 25% and 100%, determined on a pro-rata basis.
               4.   For  performance  at the target level,  the payout factor is
                    100%.
               5. For performance between the target and outstanding levels, the payout factor is between 100% and 200%, determined on a pro-rata basis.
               6. For performance at or above the outstanding level, the payout factor is 200 percent.
          c.   A participant's payout is determined as follows:
               1. Each financial goal's unweighted payout factor determined above times the weighting of that financial goal equals the weighted payout factor for that financial goal.
               2. The sum of the weighted payout factors for a business unit's performance target equals the payout factor for that performance target.
               3.   The     participant's total annual incentive opportunity
                                                times
                              the participant's target incentive percent
                                                times
                                        the business unit weight
                                                times
                                 the performance target payout factor
                                                equals
                            the participant's payout for that business unit
               4. The sum of the payouts for all the business units assigned to a participant equals the participant's total payout.

          d. The CC may, in its sole discretion, reduce a participant's payout to any level it deems appropriate.

                                   VI. PAYOUTS
                                   -----------

A.   Payouts will be made within 90 days after the end of the plan period.

B. In the event of a participant's death, disability, retirement or leave of absence prior to payout from the plan, the payout, if any, will be determined by the CC.

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

                      VII. ADMINISTRATION AND OTHER MATTERS
                      -------------------------------------

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

C. This plan may not be modified or amended except with the approval of the CC, in accordance with the provisions of the shareholder plan.

D. In the event of a conflict between the provisions of this plan and the provisions of the shareholder plan, the provisions of the shareholder plan shall apply.

                                                                   Exhibit 10.21






                             JOHN WILEY & SONS, INC.
                             -----------------------


          FY 2006 EXECUTIVE ANNUAL STRATEGIC MILESTONES INCENTIVE PLAN
          ------------------------------------------------------------


                             ADMINISTRATIVE DOCUMENT
                             -----------------------







                                  CONFIDENTIAL
                                  ------------








                                   MAY 1, 2005
                                   -----------

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

                                 I. DEFINITIONS
                                 --------------


Following are definitions for words and phrases used in this document. Unless the context clearly indicates otherwise, these words and phrases are considered to be defined terms and appear in this document in italicized print:

company: John Wiley & Sons, Inc.

plan: The company's Fiscal Year 2006 Executive Annual Strategic Milestones Incentive Plan described in this document and any written amendments to this document.

plan year: The twelve month period from May 1, 2005 to April 30, 2006.

Compensation Committee (CC): The committee of the company's Board of Directors (Board) responsible for reviewing executive compensation.

strategic milestone: A participant's objective to achieve specific results for FY 2006, including interim revised strategic milestones, if any, as approved and communicated in writing, as described in Sections IV and V below. Strategic milestones are leading indicators of performance.

participant: A person selected to participate in the plan.

base salary: The participant's base salary as of July 1, 2005, or the date of hire or promotion into the plan, if later, adjusted for any increases or decreases during FY 2006, on a prorated basis and adjusted for any amount of time the participant may not be in the plan for reasons of hire, death, disability, retirement and/or termination.

payout: Actual gross dollar amount paid to a participant under the plan, if any, for achievement of strategic milestones, as further discussed in this plan.

total annual incentive opportunity: The total target amount a participant is eligible to receive from all annual incentive programs, including this plan.

target incentive percent: The percent applied to the participant's total annual incentive opportunity to determine the target incentive amount for the plan. Generally, for the plan year 2006, the target incentive percent is 25%.

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

                               II. PLAN OBJECTIVES
                               -------------------

The purpose of the FY 2006 Executive Annual Strategic Milestones Incentive Plan is to enable the company to reinforce and sustain a culture devoted to excellent performance, reward significant contributions to the success of Wiley, and attract and retain highly qualified executives.

                                III. ELIGIBILITY
                                ----------------

The participant is selected by the President and CEO of the company, from among those colleagues in key management positions deemed able to make the most significant contributions to the growth and profitability of the company, with the approval of the CC. The President and CEO of the company is a participant.

                   IV. PERFORMANCE OBJECTIVES AND MEASUREMENT
                   ------------------------------------------

A. Strategic milestones are non-financial individual objectives over which the participant has a large measure of control, which lead to, or are expected to lead to, improved performance for the company in the future. Strategic milestones are determined near the beginning of the plan year by the participant, and approved by CEO or the participant's manager, if the CEO is not the participant's manager.

B. The strategic milestones for the President and CEO are reviewed and approved by the CC.

C. The strategic milestones for the President and CEO should be appropriately reflected in those of all other colleagues at all levels. Each participant collaborates with his/her manager in setting strategic milestones. The strategic milestones may be revised during the plan year, as appropriate.

D. The determination of strategic milestones includes defining a target level of performance and the measure of such, and may include defining threshold and outstanding levels of performance and the measures of such.

                            V. PERFORMANCE EVALUATION
                            -------------------------

A. Achievement of a participant's strategic milestones will be determined at the end of the plan year by comparing results achieved to previously set objectives.

B. Each participant's manager will recommend a summary evaluation level and a payout factor for achievement of all strategic milestones, by comparing results achieved to the previously set objectives. In determining the payout factor, the overall performance on all strategic milestones will be considered. The CEO will recommend to the CC for approval the payout factors for all other participants. The CC will approve the payout factor for the CEO.

     Summary evaluation levels and related payout factors are as follows:


        ----------------------------------------------------
        Summary Evaluation             Payout factor range
        ----------------------------------------------------
        < Threshold                    0
        ----------------------------------------------------
          Threshold                    25%    -  <35%
        ----------------------------------------------------
        > Threshold                    =>35%  -  <50%
        ----------------------------------------------------
        < Target                       =>50%  -  <90%
        ----------------------------------------------------
          Target                       =>90%  -  <=110%
        ----------------------------------------------------
        > Target                       >110%  -  <150%
        ----------------------------------------------------
        < Outstanding                  =>150% -  <175%
        ----------------------------------------------------
          Outstanding                  =>175% -  200%
        ----------------------------------------------------


C. Award Determination
   -------------------

================================================================================
                       STRATEGIC MILESTONES PAYOUT AMOUNT
                       ----------------------------------

  total annual incentive opportunity X target incentive percent X payout factor


                    = Strategic Milestones Payout Eligibility

================================================================================

     1. Notwithstanding anything to the contrary, the maximum payout, if any, a participant may receive is 200% of the target incentive amount.

     2. The foregoing Strategic Milestones payout eligibility calculation is intended to set forth general guidelines on how awards are to be determined. The purpose of this plan is to motivate the participant to perform in an outstanding manner. The President and CEO has discretion under this plan to take into consideration the contribution of the participant, the participant's management of his/her organizational unit and other relevant factors, positive or negative, which impact the company's, the participant's organizational unit(s), and the participant's performance overall in determining whether to recommend granting or denying an award, and the amount of the award, if any. If the participant is the President and CEO, such discretion is exercised by the CC.

                                   VI. PAYOUTS
                                   -----------

A.   Payouts will be made within 90 days after the end of the plan year.

B. In the event of a participant's death, disability, retirement or leave of absence prior to payout from the plan, the payout, if any, will be recommended by the President and CEO to the CC which shall have sole authority for approval of the payout.

C. A participant who resigns, or whose employment is terminated by the company, with or without cause, before payout from the plan is distributed, will not receive a payout. Exception to this provision shall be made only with the approval of the CC.

D. A participant who transfers between businesses of the company, will have his/her payout prorated to the nearest fiscal quarter for the time spent in each business, based on the achievement of strategic milestones established for the position in each business, and based upon a judgment of the participant's contribution to the achievement of goals in each position, including interim revisions, if appropriate.

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

                      VII. ADMINISTRATION AND OTHER MATTERS
                      -------------------------------------

A. The plan is effective for the plan year. It will terminate, subject to payout, if any, in accordance with and subject to the provisions of this plan.

B. This plan will be administered by the CEO, who will have authority to interpret and administer this plan, including, without limitation, all questions regarding eligibility and status of the participant, subject to the approval of the CC.

C. This plan may be withdrawn, amended or modified at any time, for any reason, in writing, by the company.

D. The determination of an award and payout under this plan, if any, is subject to the approval of the President and CEO and the CC. This plan does not confer upon any participant the right to receive any payout, or payment of any kind whatsoever.

E. No participant shall have any vested rights under this plan. This plan does not constitute a contract.

F. All deductions and other withholdings required by law shall be made to the participant's payout, if any.