Form 10-Q
period 2005-10-31
WILEY JOHN & SONS INC
filed 2005-12-09
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT 1934


For the quarterly period ended October 31, 2005      Commission File No. 1-11507


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


Indicate by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]


The number of shares outstanding of each of the Registrant's classes of common stock as of November 30, 2005 were:
                      Class A, par value $1.00 - 47,369,439
                      Class B, par value $1.00 - 10,697,963




                  This is the first page of a 29-page document

                             JOHN WILEY & SONS, INC.

                                      INDEX



                                                                                PAGE NO.
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Condensed Consolidated Statements of Financial Position - Unaudited
           as of October 31, 2005 and 2004, and April 30, 2005......................3

          Condensed Consolidated Statements of Income - Unaudited
           for the three and six months ended October 31, 2005 and 2004.............4

          Condensed Consolidated Statements of Cash Flows - Unaudited
           for the six months ended October 31, 2005 and 2004.......................5

          Notes to Unaudited Condensed Consolidated Financial Statements.........6-13

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................................14-21

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...............22

Item 4.   Controls and Procedures..................................................23


PART II - OTHER INFORMATION

Item 5.   Submission of Matters to a Vote of Security Holders......................23

Item 6.   Exhibits and Reports on Form 8-K.........................................24


SIGNATURES AND CERTIFICATIONS...................................................25-27


EXHIBITS........................................................................28-29


                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)
                                                                                       (UNAUDITED)
                                                                                       October 31,                     April 30,
                                                                          ------------------------------------      ----------------
                                                                                 2005                2004                2005
                                                                          ----------------     ---------------      ----------------
Assets
Current Assets

     Cash and cash equivalents                                        $          17,564              18,359     $        89,401
     Marketable Securities                                                            -                   -              10,000
     Accounts receivable                                                        161,553             142,066             137,787
     Inventories                                                                 87,329              77,672              83,372
     Deferred income tax benefits                                                 5,921              12,320               5,921
     Prepaid and other                                                           11,360              11,638              12,437
                                                                          ----------------     ---------------      ----------------
          Total Current Assets                                                  283,727             262,055             338,918

Product Development Assets                                                       63,148              59,231              61,511
Property, Equipment and Technology                                              104,897             114,758             115,383
Intangible Assets                                                               303,416             280,736             291,041
Goodwill                                                                        196,938             195,354             195,563
Deferred Income Tax Benefits                                                      4,359               7,588               4,285
Other Assets                                                                     27,231              21,917              25,868
                                                                          ----------------     ---------------      ----------------
          Total Assets                                                $         983,716             941,639     $     1,032,569
                                                                          ================     ===============      ================

Liabilities & Shareholders' Equity
Current Liabilities
     Accounts and royalties payable                                   $          95,901              71,056     $        70,958
     Deferred subscription revenue                                               56,416              50,103             142,766
     Accrued income taxes                                                        31,334              30,352              36,376
     Accrued pension liability                                                    6,427               5,348               6,229
     Other accrued liabilities                                                   63,942              64,057              84,982
                                                                          ----------------     ---------------      ----------------
         Total Current Liabilities                                              254,020             220,916             341,311

Long-Term Debt                                                                  232,190             200,000             196,214
Accrued Pension Liability                                                        65,160              52,171              62,116
Other Long-Term Liabilities                                                      35,565              31,250              34,652
Deferred Income Taxes                                                             3,895               2,628               1,702

Shareholders' Equity
     Class A & Class B common stock                                              83,191              83,190              83,191
     Additional paid-in-capital                                                  63,261              52,399              55,478
     Retained earnings                                                          551,430             478,773             507,249
     Accumulated other comprehensive (loss)/gain                                 (2,135)              7,661               1,982
     Unearned deferred compensation                                              (4,190)             (3,199)             (3,074)
     Treasury stock                                                            (298,671)           (184,150)           (248,252)
                                                                          ----------------     ---------------      ----------------
          Total Shareholders' Equity                                            392,886             434,674             396,574
                                                                          ----------------     ---------------      ----------------
          Total Liabilities & Shareholders' Equity                    $         983,716             941,639     $     1,032,569
                                                                          ================     ===============      ================

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                     JOHN WILEY & SONS, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                   (In thousands except per share information)

                                                                   Three Months                               Six Months
                                                                Ended October 31,                         Ended October 31,
                                                     -------------------------------------       -----------------------------------
                                                           2005                2004                    2005              2004
                                                     -----------------    ----------------       -----------------  ----------------
Revenue                                           $      262,683              247,050        $       499,432            473,989

Costs and Expenses
   Cost of sales                                          86,589               85,247                163,410            160,476
   Operating and administrative expenses                 129,573              119,168                254,279            237,602
   Amortization of intangibles                             3,050                2,511                  6,116              5,010
                                                     -----------------    ----------------       -----------------  ----------------
   Total Costs and Expenses                               219,212             206,926                423,805            403,088
                                                     -----------------    ----------------       -----------------  ----------------

Operating Income                                           43,471              40,124                 75,627             70,901

   Interest Income and Other, net                            (139)                (56)                   396                101
   Interest Expense                                        (2,184)             (1,504)                (4,227)            (2,848)
                                                     -----------------    ----------------       -----------------  ----------------
Net Interest Expense and Other                             (2,323)             (1,560)                (3,831)            (2,747)
                                                     -----------------    ----------------       -----------------  ----------------

Income Before Taxes                                        41,148              38,564                 71,796             68,154
Provision For Income Taxes                                 14,144              12,105                 16,935             21,811
                                                     -----------------    ----------------       -----------------  ----------------

Net Income                                        $        27,004              26,459        $        54,861             46,343
                                                     =================    ================       =================  ================

Income Per Share
   Diluted                                        $          0.45               0.42         $         0.91               0.74
   Basic                                          $          0.46               0.43         $         0.93               0.76

Cash Dividends Per Share
   Class A Common                                 $          0.090              0.075        $         0.180              0.150
   Class B Common                                 $          0.090              0.075        $         0.180              0.150

Average Shares
   Diluted                                                  60,497             62,548                 60,568             62,731
   Basic                                                    58,578             61,054                 58,746             61,240

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED
                                 (In thousands)
                                                                                      For The Six Months
                                                                                       Ended October 31,
                                                                              -----------------------------------
                                                                                      2005            2004
                                                                              -----------------  ----------------
Operating Activities
--------------------
Net income                                                                    $       54,861     $    46,343
Adjustments to reconcile net income to cash provided by (used for)
operating activities
     Amortization of intangibles                                                       6,116           5,010
     Amortization of composition costs                                                17,346          16,569
     Depreciation of property, equipment and technology                               16,367          15,123
     Non-cash charges & other                                                         30,713          28,850
     Tax benefit on foreign dividend repatriation                                     (7,476)              -
     Change in deferred subscription revenue                                         (86,973)        (77,965)
     Net change in operating assets and liabilities                                  (24,360)        (14,151)
                                                                              -----------------  ----------------
     Cash Provided by Operating Activities                                             6,594          19,779
                                                                              -----------------  ----------------

Investing Activities
--------------------
     Additions to product development assets                                         (33,371)        (28,255)
     Additions to property, equipment and technology                                  (9,018)        (10,984)
     Acquisitions, net of cash acquired                                              (24,562)         (7,662)
     Sale of marketable securities                                                    10,000               -
                                                                              -----------------  ----------------
     Cash Used for Investing Activities                                              (56,951)        (46,901)
                                                                              -----------------  ----------------

Financing Activities
--------------------
     Repayments of long-term debt                                                    (50,000)              -
     Borrowings of long-term debt                                                     89,842               -
     Purchase of treasury stock                                                      (54,896)        (30,657)
     Cash dividends                                                                  (10,686)         (9,103)
     Proceeds from exercise of stock options                                           4,595           2,853
                                                                              -----------------    --------------
     Cash Used for Financing Activities                                              (21,145)        (36,907)
                                                                              -----------------  ----------------
Effects of Exchange Rate Changes on Cash                                                (335)            361
                                                                              -----------------  ----------------
Cash and Cash Equivalents
     Decrease for Period                                                             (71,837)        (63,668)
     Balance at Beginning of Period                                                   89,401          82,027
                                                                              -----------------  ----------------
     Balance at End of Period                                                $        17,564    $     18,359
                                                                              =================  ================

Supplemental Information
     Businesses/Rights Acquired:
         Fair value of assets acquired                                       $        30,826    $      7,662
         Liabilities assumed                                                          (6,264)              -
                                                                              -----------------  ----------------
     Cash Paid for Businesses/Rights Acquired                                $        24,562    $      7,662
                                                                              =================  ================

Cash Paid During the Period for:
     Interest                                                                $         3,719    $      2,367
     Income taxes - Net                                                      $        17,145    $      6,351

 The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of John Wiley & Sons, Inc., and Subsidiaries (the "Company") as of October 31, 2005 and 2004, and results of operations and cash flows for the three and six month periods ended October 31, 2005 and 2004. The results for the three months and six months ended October 31, 2005 are not necessarily indicative of the results expected for the full year. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 2005.

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

     Pro forma information under SFAS No. 123 and SFAS No. 148
     ---------------------------------------------------------

     The per share value of options granted in connection with the Company's stock option plans during the following periods are estimated using the Black Scholes option pricing model with the following weighted average assumptions:

                                                                                     For the Three and Six
                                                                                   Months Ending October 31,
                                                                             ------------------------------------
                                                                                  2005                   2004
                                                                             -------------           ------------
          Expected life of options (years)                                        8.0                    8.1
          Risk-free interest rate                                                 3.9%                   4.5%
          Volatility                                                             27.1%                  26.2%
          Dividend yield                                                          0.9%                   0.9%
          Per share fair value of options granted                               $13.61                 $11.00

     For purposes of the following pro forma disclosure, the fair value of the awards was estimated at the date of grant using the Black Scholes option-pricing model and amortized to expense over the options vesting periods.

                                                                For the Three Months                       For the Six Months
                                                                  Ending October 31,                       Ending October 31,
                                                        -------------------------------------     ----------------------------------
     (in thousands except per share amount)                   2005                  2004                2005              2004
                                                        -----------------     ---------------     --------------     ---------------
     Net income as reported                                 $27,004               $26,459             $54,861           $46,343

     Stock-based compensation, net of tax,included in
     the determination of net income as reported-
            Restricted stock plans                              506                   775               1,830             1,519
            Director stock plan                                 182                    15                 196                29

     Stock-based compensation costs, net of tax, that
     would have been included in the determination of
     net income had the fair value-based method been
     applied                                                 (2,204)               (2,143)             (5,070)           (4,255)
                                                        -----------------     ---------------     --------------     ---------------
     Pro forma net income                                   $25,488               $25,106             $51,817           $43,636
                                                        =================     ===============     ==============     ===============

     Reported earnings per share
            Diluted                                          $0.45                 $0.42               $0.91             $0.74
            Basic                                            $0.46                 $0.43               $0.93             $0.76

     Pro forma earnings per share
            Diluted                                          $0.42                 $0.40               $0.86             $0.70
            Basic                                            $0.44                 $0.41               $0.88             $0.71

2.   Comprehensive Income
     --------------------
     Comprehensive income was as follows (in thousands):

                                                              For the Three Months Ending              For the Six Months Ending
                                                                      October 31,                             October 31,
                                                         ------------------------------------     ----------------------------------
                                                               2005                 2004                2005               2004
                                                         ----------------     ---------------     ---------------    ---------------
     Net income                                              $27,004              $26,459             $54,861            $46,343

     Change in other comprehensive income (loss), net of taxes:

         Foreign currency translation adjustment               1,445                2,050              (4,117)             5,464
                                                         ----------------     ---------------     ---------------    ---------------
     Comprehensive income                                    $28,449              $28,509             $50,744            $51,807
                                                         ================     ===============     ===============    ===============

     A reconciliation of accumulated other comprehensive gain (loss) follows (in thousands):

                                                                        Three Months Ended October 31, 2005
                                                               -----------------------------------------------------
                                                                 Beginning          Change for            Ending
                                                                  Balance             Period              Balance
                                                               -------------     ---------------      --------------
     Foreign currency translation adjustment                      $22,969            1,445               $24,414
     Minimum pension liability, net of tax                        (26,549)               -               (26,549)
                                                               -------------     ---------------      --------------
     Total                                                        $(3,580)           1,445               $(2,135)
                                                               =============     ===============      ==============

                                                                          Six Months Ended October 31, 2005
                                                               -----------------------------------------------------
                                                                 Beginning          Change for            Ending
                                                                  Balance             Period              Balance
                                                               -------------     ---------------      --------------
     Foreign currency translation adjustment                      $28,531           (4,117)              $24,414
     Minimum pension liability, net of tax                        (26,549)               -               (26,549)
                                                               -------------     ---------------      --------------
     Total                                                         $1,982           (4,117)              $(2,135)
                                                               =============     ===============      ==============

3.   Weighted Average Shares for Earning Per Share
     ---------------------------------------------

     A reconciliation of the shares used in the computation of income per share follows (in thousands):

                                                                      For the Three Months                 For the Six Months
                                                                       Ending October 31,                   Ending October 31,
                                                                --------------------------------     -------------------------------
                                                                    2005               2004              2005             2004
                                                                -------------     --------------     ------------     --------------
     Weighted average shares outstanding                           58,925             61,359            59,050           61,518
     Less:  Unearned deferred compensation shares                    (347)              (305)             (304)            (278)
                                                                -------------     --------------     ------------     --------------
     Shares used for basic income per share                        58,578             61,054            58,746           61,240
     Dilutive effect of stock options and other stock awards        1,919              1,494             1,822            1,491
                                                                -------------     --------------     ------------     --------------
     Shares used for diluted income per share                      60,497             62,548            60,568           62,731
                                                                =============     ==============     ============     ==============

4.   Inventories
     -----------

                                                                                                           As of
                                                                      As of October 31,                  April 30,
                                                             -----------------------------------      ---------------
                                                                   2005                 2004               2005
                                                             ---------------      --------------      ---------------
          Finished goods                                         $76,516              $68,443            $72,931

          Work-in-process                                          6,776                5,975              6,743

          Paper, cloth and other                                   6,567                5,954              6,028
                                                             ---------------      --------------      ---------------
                                                                  89,859               80,372             85,702

          LIFO reserve                                            (2,530)              (2,700)            (2,330)
                                                             ---------------      --------------      ---------------
          Total inventories                                      $87,329              $77,672            $83,372
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

     During the first half of fiscal year 2006, the Company acquired certain businesses, assets and rights for $24.6 million, net of related acquisition cost and liabilities assumed. Approximately $22.3 million of brands, trademarks and acquired publishing rights and $3.6 million of goodwill were recorded in the aggregate. The brands, trademarks and acquired publishing rights will be amortized over a weighted average period of approximately 10 years. The acquisitions consisted primarily of the following:

     On May 31, 2005, Wiley acquired substantially all the assets of a global publisher of computer books and software, specializing in IT business certification materials. The acquisition cost has been primarily allocated to branded trademarks and the net tangible assets acquired, which consisted primarily of accounts receivable, inventory, accrued royalties, accounts payable and other accrued liabilities. The branded trademarks are being amortized over a 10-year period. The Company is in the process of completing valuations necessary to finalize the purchase price allocation.

     On July 11, 2005, the Company acquired the rights to a newsletter publishing division of a leading publisher of mental health and addiction information. The majority of the acquisition is recorded as acquired publication rights and is amortized over a 10-year period.

     On October 6, 2005, the Company acquired a leading provider of evidence-based medicine content and web-based search tools. The acquisition cost has been primarily allocated to goodwill, trademarks, customer relationships and the net tangible assets acquired, which consisted primarily of accounts receivable, capitalized software and deferred subscription revenues. The trademarks and customer relationships are being amortized over a 10-year period. The Company is in the process of completing valuations necessary to finalize the purchase price allocation.

6.   Recent Accounting Standards
     ---------------------------

     In December 2004, the FASB issued Statement No. 123 (revised 2004) ("SFAS 123R") "Share-Based Payments." SFAS 123R will require the Company to measure the cost of all employee stock-based compensation awards based on the grant-date-fair-value and to record that cost as compensation expense over the period during which the employee is required to perform service under the terms of the award. The statement eliminates the alternative method of accounting for the employee share-based payments previously available under Accounting Principles Board Opinion No. 25. SFAS 123R will be adopted by the Company in the first quarter of fiscal year 2007. The Company currently discloses the pro forma effect of SFAS 123 in the notes to these financial statements. The impact of SFAS 123R adoption has not yet been quantified but is expected to approximate the proforma effect as disclosed in the notes to the financial statements.

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

                                                                               Three Months Ended October 31,
                                                  ----------------------------------------------------------------------------------
                                                                    2005                                       2004
                                                  -----------------------------------------    -------------------------------------
                                                                                        (thousands)
                                                                     Inter-                                    Inter-
                                                     External       segment                     External      segment
                                                    Customers        Sales        Total         Customers      Sales       Total
                                                  ------------- -------------- ------------    ------------ ----------- ------------
     Revenue
     -------
     U.S. segments:
         Professional/Trade                           $83,851      11,092          94,943          $79,780      9,309       89,089
         Scientific, Technical, and Medical            47,151       2,204          49,355           44,839      1,857       46,696
         Higher Education                              32,304       9,496          41,800           31,672      9,003       40,675
     European segment                                  69,679       7,103          76,782           63,772      3,953       67,725
     Asia, Australia & Canada                          29,698         481          30,179           26,987        (55)      26,932
     Eliminations                                           -     (30,376)        (30,376)               -    (24,067)     (24,067)
                                                  ------------- -------------- ------------    ------------ ----------- ------------
     Total Revenue                                   $262,683           -         262,683         $247,050          -      247,050
                                                  ------------- -------------- ------------    ------------ ----------- ------------
     Direct Contribution to Profit
     -----------------------------
     U.S. segments:
         Professional/Trade                                                       $25,561                                  $26,155
         Scientific, Technical, and Medical                                        23,472                                   21,397
         Higher Education                                                          11,701                                   12,392
     European segment                                                              25,265                                   21,814
     Asia, Australia & Canada                                                       5,949                                    5,813
                                                                               ------------                             ------------
     Total Direct Contribution to Profit                                           91,948                                   87,571

     Shared Services and Administrative Costs
     ----------------------------------------
         Distribution                                                             (12,606)                                 (12,019)
         Information technology                                                   (15,189)                                 (12,963)
         Finance                                                                   (7,749)                                  (7,901)
         Other administrative                                                     (12,933)                                 (14,564)
                                                                               ------------                             ------------
     Total Shared Services and Administrative Costs                               (48,477)                                 (47,447)
                                                                               ------------                             ------------
     Operating Income                                                             $43,471                                  $40,124
     ----------------                                                          ============                             ============

                                                                                Six Months Ended October 31,
                                                  ----------------------------------------------------------------------------------
                                                                    2005                                       2004
                                                  -----------------------------------------    -------------------------------------
                                                                                        (thousands)
                                                                    Inter-                                     Inter-
                                                    External       Segment                       External     segment
                                                   Customers        Sales         Total         Customers      Sales       Total
                                                  ------------- -------------- ------------    ------------ ----------- ------------
     Revenue
     -------
     U.S. segments:
         Professional/Trade                          $154,289      19,170         173,459         $148,111     16,886      164,997
         Scientific, Technical, and Medical            93,590       4,518          98,108           89,305      3,597       92,902
         Higher Education                              69,996      17,346          87,342           69,140     17,010       86,150
     European segment                                 128,106      11,802         139,908          117,903      9,345      127,248
     Asia, Australia & Canada                          53,451         884          54,335           49,530        868       50,398
     Eliminations                                           -     (53,720)        (53,720)               -    (47,706)     (47,706)
                                                  ------------- -------------- ------------    ------------ ----------- ------------
     Total Revenue                                   $499,432           -         499,432         $473,989          -      473,989
                                                  ------------- -------------- ------------    ------------ ----------- ------------
     Direct Contribution to Profit
     -----------------------------
     U.S. segments:
         Professional/Trade                                                       $44,403                                  $41,706
         Scientific, Technical, and Medical                                        48,017                                   43,666
         Higher Education                                                          28,720                                   28,443
     European segment                                                              43,892                                   40,508
     Asia, Australia & Canada                                                       9,200                                    9,004
                                                                               ------------                             ------------
     Total Direct Contribution to Profit                                          174,232                                  163,327

     Shared Services and Administrative Costs
     ----------------------------------------
         Distribution                                                             (24,454)                                 (23,758)
         Information technology                                                   (30,241)                                 (25,232)
         Finance                                                                  (15,609)                                 (15,240)
         Other administration                                                     (28,301)                                 (28,196)
                                                                               ------------                             ------------
     Total Shared Services and Administrative Costs                               (98,605)                                 (92,426)
                                                                               ------------                             ------------
     Operating Income                                                             $75,627                                  $70,901
     ----------------                                                          ============                             ============

8.   Intangible Assets
     -----------------

     Intangible assets consist of the following (in thousands):

                                                                                                                        As of
                                                                                   As of October 31,                  April 30,
                                                                          -----------------------------------      ---------------
                                                                                2005                2004                 2005
                                                                          ----------------     --------------      ---------------
     Intangible assets not subject to amortization
          Branded trademarks                                                  $57,900              $57,900            $57,900
          Acquired publication rights                                         118,441              119,579            120,426
                                                                          ----------------     --------------      ---------------
     Total intangible assets not subject to amortization                      176,341              177,479            178,326

     Net intangible assets subject to amortization, principally
          acquired publication rights                                         127,075              103,257            112,715
                                                                          ----------------     --------------      ---------------
     Total                                                                   $303,416             $280,736           $291,041
                                                                          ================     ==============      ===============

9.   Derivative Financial Instruments
     --------------------------------

     Under certain circumstances, the Company enters into derivative financial instruments to hedge against foreign currency fluctuation on specific transactions or interest rate volatility. The Company does not use derivative financial instruments for trading or speculative purposes. The Company did not hold any derivative financial instruments during the first half of fiscal year 2006 and 2005 or during the year ended April 30, 2005.

10.  Marketable Securities
     ---------------------

     During the first quarter of fiscal year 2006, the Company sold marketable securities for approximately $10.0 million. The marketable securities consisted entirely of shares of variable rate securities issued by closed-end funds that invest in a diversified portfolio of government and corporate securities. Generally, these securities do not have a stated maturity date and reset their dividends every 28 days. These securities were accounted for as available-for-sale in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." For the quarter ended July 31, 2005, $0.1 million was recognized as interest income on those securities. There were no comparable investments at October 31, 2005 and 2004.

11.  Income Taxes
     ------------

     The tax provision for the six months ending October 31, 2005 includes $7.5 million, or $0.12 per diluted share, of tax benefits associated with the reversal of a tax accrual recorded on the repatriation of dividends from European subsidiaries in the fourth quarter of fiscal year 2005. On May 10, 2005, the U.S. Internal Revenue Service issued Notice 2005-38. The notice provided for a tax benefit that fully offset the tax accrued by the Company on foreign dividends in the fourth quarter of fiscal year 2005. The current tax benefit and the corresponding fourth quarter fiscal year 2005 tax accrual had no cash impact on the Company. Excluding the tax benefit described above, the effective tax rate for the six months ending October 31, 2005 increased to 34.0% as compared to 32.0% for the six months ending October 31, 2004, mainly due to higher effective foreign tax rates.

12.  Retirement Plans
     ----------------

     The components of net pension expense for the defined benefit plans were as follows:

                                                           For the Three Months               For the Six Months
                                                            Ending October 31,                Ending October 31,
                                                      ------------------------------    -----------------------------
     (Dollars in thousands)                                2005            2004            2005             2004
                                                      -------------    -------------    -----------     -------------
     Service Cost                                          $2,774           $1,843         $5,603          $3,990

     Interest Cost                                          2,876            2,720          5,818           5,373

     Expected Return of Plan Assets                        (2,753)          (2,266)        (5,521)         (4,534)

     Net Amortization of Prior Service Cost and
           Unrecognized Transition Asset                      118              131            245             279

     Recognized Net Actuarial Loss                            788              481          1,646             938
                                                      -------------    -------------    -----------     -------------
     Net Pension Expense                                   $3,803           $2,909         $7,791          $6,046
                                                      =============    =============    ===========     =============

     Pension plan contributions were $3.3 million and $2.9 million for the six months ended October 31, 2005 and 2004, respectively.

13.  Subsequent Event
     ----------------

     On November 9, 2005, the Company entered into a new $300 million revolving credit agreement with Bank of America as Administrative Agent and 14 other lenders. The interest rate on the initial borrowings was equal to LIBOR plus .37%. The Company has the option of borrowing at the following floating interest rates: (i) at a rate based on the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging from .37% to .825% depending on the coverage ratio of debt to EBITDA; or (ii) at the higher of
     (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its prime rate; and (iii) LIBOR plus or minus an amount determined through a competitive bidding process among the lenders. The maximum amount outstanding at any time under option (iii) above cannot exceed $25 million. In addition, the Company will pay a facility fee ranging from .08% to .175% on the facility depending on the coverage ratio of debt to EBITDA. The Company has the option to request an increase of up to $100 million in the size of the facility in minimum amounts of $25 million. The credit agreement contains certain restrictive covenants similar to those in the Company's existing credit agreements related to an interest coverage ratio, funded debt levels, and restricted payments, including a limit on dividends paid and share repurchases. The credit agreement will terminate on November 9, 2010.

     Simultaneous with the execution of this agreement, the Company terminated its previous credit agreement with UBS AG and paid in full the amounts outstanding under that agreement. In connection with the early termination of the credit agreement, $0.5 million of unamortized organization fees will be expensed in the third quarter of fiscal year 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS -

SECOND QUARTER ENDED OCTOBER 31, 2005

Revenue for the second quarter of fiscal year 2006 of $262.7 million increased 6% from $247.1 million in the prior year's second quarter. The second quarter revenue increase was driven by year-on-year growth in the global Scientific, Technical and Medical and Professional/Trade businesses. U.S. Higher Education revenue also strengthened compared with last year's second quarter.

Gross profit margin for the second quarter was 67.0% compared to 65.5% in the prior year's quarter, primarily due to favorable global STM product mix. Operating and administrative expenses increased 9% over last year's second quarter. The increase was mainly due to investments in technology to deliver products to our customers and increased marketing and editorial costs to support revenue growth, partially offset by a relocation incentive payment from the State of New Jersey.

Operating income advanced 8% to $43.5 million in the second quarter of fiscal year 2006. Operating margin for the second quarter improved to 16.5% compared to 16.2% in the prior year principally due to gross profit improvement. Interest expense increased $0.7 million primarily due to higher interest rates.

The effective tax rate for the second quarter of fiscal year 2006 increased to 34.4% as compared to 31.4% in the second quarter of fiscal year 2005, mainly due to higher effective foreign tax rates caused by changes in tax legislation.

Earnings per diluted share and net income for the second quarter of fiscal year 2006 rose 7% to $0.45 and 2% to $27.0 million, respectively. Net income was adversely affected by increased interest expense and a higher effective tax rate.

Earnings per diluted share growth outpaced growth in net income due to the purchase of treasury stock. During the second quarter of fiscal year 2006, the Company repurchased approximately 0.8 million shares of common stock at an average price of $39.75.

Raymond W. McDaniel, Jr., Chairman and Chief Executive Officer of Moody's Corporation (NYSE: MCO) was elected to Wiley's Board of Directors during the Company's Annual Meeting in September. Shortly after the close of the second quarter, John L. Marion, Jr. resigned from his position on Wiley's Board of Directors to devote additional time fulfilling other business interests and responsibilities.

In October, Wiley was one of five publishers that filed a lawsuit against Google on behalf of the publishing industry over Google's plans to digitally copy and distribute copyrighted works without permission of the copyright owners. The lawsuit was filed after lengthy discussions broke down between publishers and Google regarding the copyright infringement implications of the Google Print Library Project.

SEGMENT RESULTS

Professional/Trade (P/T)
------------------------

Wiley's U.S. P/T revenue for the second quarter advanced 7% over the prior year. Despite the impact of the hurricanes on retail sales during the last six weeks of the quarter, nearly all of P/T's publishing categories showed growth, with the technology and business book programs performing especially well. Revenue of approximately $3.5 million from the Company's acquisition of Sybex, a global publisher of computer and software information technology titles, contributed to the revenue growth for the quarter. Licensing of rights also had a positive effect on results. Direct contribution margin declined 2.4% points for the quarter principally due to product mix, specifically increased sales of higher-cost imported titles and consumer cooking titles. Profits during the quarter were adversely impacted by the timing of the advertising campaign which occurred earlier in fiscal year 2006 as compared with fiscal year 2005.

A number of key titles published during the second quarter, notably the The Betty Crocker Cookbook Tenth Edition; the Spanish language Cocina Betty Crocker; Doug Radcliff and Michael Rymazewski/Age of Empires III: Sybex Official Strategies and Secrets, published as a result of an exclusive arrangement with Microsoft and timed to be on the shelf when the popular software game was released; and David C. Downing/Into the Wardrobe: C.S. Lewis and the Chronicles of Narnia, which should benefit from the late November release of the movie version of the classic book.

Several P/T titles received considerable attention from the media and customers, including Michael Gurian/The Minds of Boys; Ken Dychtwald and Daniel J. Kadlec/The Power Years: A User's Guide to the Rest of Your Life; Cheryl Dellasega/Mean Girls Grown Up; Matthew Simmons/Twilight in the Desert; and Marc Siegel/False Alarm: The Truth About the Epidemic of Fear. Five Wiley titles, Addison Wiggin/The Demise of the Dollar...and Why It's Great For Your Investments; Patrick Lencioni/The Five Dysfunctions of a Team; Andrew Heron and Edmund James/SuDoku For Dummies; Eric Tyson and Ray Brown/Home Buying For Dummies; and Eric Tyson/Investing For Dummies, were featured on major bestseller lists during the quarter. Pietra Rivoli/The Travels of a T-Shirt in the Global Economy and Constantinos C. Markides and Paul O. Geroski/Fast Second: How Smart Companies Bypass Radical Innovation to Enter and Dominate New Markets were selected as two of the five finalists for The Financial Times and Goldman Sachs Business Book of the Year.

During the quarter, Wiley signed an agreement with MSN.com to license the Frommer's database, as well as content from many Frommer's titles, for the travel pages on MSN.com. The Company also reached agreements with TaxAct.com for content from J.K. Lasser tax titles and Lifescan.com for three titles, Maggie Powers/The ADA Guide to Eating Right with Diabetes; Joseph Juliano/When Diabetes Complicates Your Life; and Linn Goldberg and Diane L. Elliot/The Healing Power of Exercise.

Scientific, Technical, and Medical (STM)
----------------------------------------

Wiley's U.S. STM business recorded strong second quarter revenue up 6% over the prior year period. Subscription and non-subscription journal revenue, such as journal backfiles, advertising, and the sale of databases, contributed to the year-on-year growth. The STM book program continues to perform well against a strong performance last year. Direct contribution margin for the second quarter increased 1.7% points, reflecting the positive effect of subscription and non-subscription journal product mix.

During the second quarter, Wiley completed its acquisition of InfoPOEM, Inc., a leading provider of evidence-based medicine (EBM) content and web-based search tools. InfoPOEM delivers daily email summaries of medical evidence and provides a web-based software tool, called InfoRetriever, that enables access to EBM resources at the clinical point-of-care via desktop computers and personal digital assistants. The acronym POEM stands for "Patient-Oriented Evidence that Matters." POEMs are selected from over 100 leading peer-reviewed medical journals. The acquisition cost has been primarily allocated to goodwill, trademarks, customer relationships and the net intangible assets acquired, which consist primarily of accounts receivable, capitalized software and deferred subscription revenues. The trademarks and customer relationships are being amortized over a 10-year period. The Company is in the process of completing valuations necessary to finalize the purchase price allocation.

Higher Education
----------------

Revenue of Wiley's U.S. Higher Education business increased 3% during the second quarter. The second quarter growth was driven by solid sales of science, business, mathematics, and engineering titles, partially offset by softness in social science. Direct contribution margin for the second quarter declined by 2.5% points mainly due to the timing of composition costs related to the frontlist and higher direct costs, principally marketing and sales.

Sales were driven by notable titles, such as Gerard J. Tortora and Bernard H. Derrickson/Principles of Anatomy and Physiology, 11th edition; Jerry J. Weygandt, Donald E. Kieso, and Paul D. Kimmel/Financial Accounting with Annual Report, 5th edition; and Deborah Hughes-Hallet/Calculus, 4th edition.

WileyPLUS (formerly eGrade Plus) continues to gain momentum as more students and professors are introduced to this integrated suite of resources organized in one easy-to-use website around teaching and learning activities. Now available with approximately 100 titles, WileyPLUS allows instructors to customize course content, create class presentations, assign homework and quizzes for automatic grading, and track student progress. More than 130,000 units of WileyPLUS have been sold this semester, representing a 170% increase over the same period last year. Sales of WileyPLUS are deferred with the majority of the revenue being recognized over the course of the second half of this fiscal year. Excluding the impact of the deferral, Higher Education revenue would have increased in the quarter by 4%.

Europe
------

Wiley Europe's second quarter revenue was up 13% over prior year, or 14% excluding foreign currency effects. Growth in P/T and STM drove the solid gains. Excluding foreign currency effects, direct contribution margin for the second quarter improved over the prior year by 1.1% points, principally due to product mix from lower-cost indigenous books and journal sales.

The success of Andrew Heron and Edmund James/SuDoku For Dummies in Europe and the U.S. contributed to the revenue growth. Sales of The Cochrane Collection, which is now fully available through Wiley InterScience, were strong throughout Wiley Europe's markets.

Other highlights of Wiley Europe's second quarter included the simultaneous publication of English and German language versions of the lavishly illustrated Enduring Passion: The Story of the Mercedes Benz Brand by Leslie Butterfield, with a significant promotional buy-back from Daimler Chrysler. Tony Levene/Paying Less Tax 2005/2006 For Dummies was the U.K.'s best-selling tax guide in September.

Wiley Europe completed the acquisition of four journals during the second quarter. Three titles were acquired from Leaf Coppin Publishing - Lubrication Science; Journal of Synthetic Lubrication; and TriboTest, which expands the Company's presence in the field of tribology and complements the book program acquired last year from Professional Engineering Publishing. The Company also acquired the International Journal of Medical Robotics and Computer Assisted Surgery from Robotics Publications to enhance its portfolio in surgery. The acquisition costs have been allocated principally to acquired publishing rights and will be amortized over 10 years.

Asia, Australia, and Canada
---------------------------

Wiley's revenue in Asia, Australia, and Canada was up 12% during the second quarter, or 7% excluding foreign currency effects. STM and P/T growth in Asia and technology books in Canada drove the improvement. Excluding foreign currency effects, direct contribution margin for the second quarter declined 3.3% points from the prior year, mainly due to product mix and higher planned marketing and sales costs.

In Asia, all of Wiley's businesses contributed to the strong revenue growth, particularly in India, Taiwan, Japan, Singapore, and China. STM books continue to build on the momentum gained over the past year, with growth across all product lines. Second quarter results in Australia were affected by a delay of sales in higher education and secondary school markets. The peak selling period for education in Australia begins in the second half of the Company's fiscal year. Wiley Canada's performance during the second quarter was encouraging.

Shared Services and Administrative Costs
----------------------------------------

Shared services and administrative costs for the second quarter increased by 2% to $48.5 million. The increase is primarily attributable to increases in investments in technology to deliver products to our customers, and higher occupancy costs driven by lease break costs were partially offset by a $2.6 million relocation incentive payment from the State of New Jersey.



SIX MONTHS ENDED OCTOBER 31, 2005

Revenue for the first half of fiscal year 2006 of $499.4 million increased 5% from $474.0 million in the prior year. The revenue increase was driven by year-on-year growth in the global STM business, with subscription journals and other non-subscription products, such as books and journal backfiles contributing to these results. The U.S. P/T business also contributed to the year-on-year growth with solid performances in technology, business and cooking. Revenue from the Company's acquisition of Sybex contributed approximately $4.7 million towards the improvement.

Gross profit margin for the six-month period was 67.3% compared to 66.1% in the prior year. Improvements in STM product mix and lower inventory provisions principally in P/T, contributed to the improvement. Operating and administrative expenses increased 7% over the prior year. The increase primarily reflects investments in technology to deliver products to our customers, increased employment costs and increased marketing and editorial costs to support revenue growth, partially offset by a relocation incentive payment from the State of New Jersey.

Operating income advanced 7% to $75.6 million in the first half of fiscal year 2006, or 6% excluding foreign currency gains. Revenue, product mix and lower inventory provisions drove the year-on-year growth. Operating margin was flat compared to the prior year. Interest expense increased $1.4 million primarily due to higher interest rates.

Excluding the tax benefit described in the non-GAAP financial disclosure below, the effective tax rate for the first half of fiscal year 2006 increased to 34.0% as compared to 32.0% in the first half of fiscal year 2005, mainly due to higher effective foreign tax rates caused by changes in tax legislation.

Earnings per diluted share and net income for the first half of fiscal year 2006 were $0.91 and $54.9 million.

Excluding the tax benefits associated with the reversal of a tax accrual recorded on the repatriation of dividends from European subsidiaries in the fourth quarter of fiscal year 2005, which is described below, earnings per diluted share and net income for the first half of fiscal year 2006 rose 5% to $0.78 and 2% to $47.4 million, respectively. Earnings per diluted share growth outpaced growth in net income due to the purchase of treasury stock.

During the first half of fiscal year 2006, the Company repurchased approximately
1.4 million shares of common stock at an average price of $39.58.

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

Adjusted net income and adjusted earnings per diluted share, for the six months ended October 31, 2005 and 2004, excluding the tax benefits are as follows:

   Reconciliation of non-GAAP financial disclosure
   -----------------------------------------------
   Net Income (in millions)                                            2005              2004
   ----------------------------------------------------------------------------------------------
   GAAP                                                              $54.9             $46.3
      Tax benefit on dividends repatriated                            (7.5)                -
                                                                 --------------    --------------
   Adjusted                                                          $47.4             $46.3
                                                                 ==============    ==============


   Earnings per Diluted Share                                          2005              2004
   ----------------------------------------------------------------------------------------------
   GAAP                                                               $0.91             $0.74
      Tax benefit on dividends repatriated                            (0.12)                -
   Adjusted                                                           $0.78             $0.74
                                                                 ==============     =============

The Adjusted Net Income and Adjusted Earnings per Diluted Share above exclude $7.5 million, or $0.12 per diluted share, of tax benefits associated with the reversal of a tax accrual recorded on the repatriation of dividends from European subsidiaries in the fourth quarter of fiscal year 2005. On May 10, 2005, the US Internal Revenue Service issued Notice 2005-38. The notice provided for a tax benefit , which was recorded by the Company in the first quarter of fiscal year 2006, that fully offset the tax accrued by the Company on foreign dividends in the fourth quarter of fiscal year 2005. The current tax benefit and the corresponding fourth quarter tax accrual in fiscal year 2005 had no cash impact on the Company.

SEGMENT RESULTS

Professional/Trade (P/T)
------------------------

Wiley's U.S. P/T revenue for the first half of fiscal year 2006 advanced 5% over the prior year. P/T's technology, business and cooking book programs contributed to the growth. Revenue from the Company's recent acquisition of Sybex, a global publisher of computer and software information technology titles contributed approximately $4.7 million to the revenue growth. Licensing of rights also had a positive effect on results. Direct contribution margin improved by 0.3% points principally due to lower inventory provisions, partially offset by product mix.

Scientific, Technical, and Medical (STM)
----------------------------------------

Wiley's U.S. STM business recorded strong year-to-date results with revenue up 6% over the prior year. Subscription and non-subscription journal revenue, such as journal backfiles, advertising, and the sale of databases, contributed to the year-on-year growth. The STM book program continues to perform well against a strong performance last year. Direct contribution margin for the first half of fiscal year 2006 improved by 1.9% points, reflecting the positive effect of higher non-subscription journal revenue and lower journal printing costs.

New and renewed Enhanced Access Licenses were signed by customers around the world who continue to take advantage of Wiley InterScience's wide range of access options, which is reflected in the continuing growth in usage. Full-text accesses to Wiley InterScience during the second six months of the fiscal year increased 68% over the same period in the previous year.

Higher Education
----------------

Revenue of Wiley's U.S. Higher Education business increased 1% during the first half of fiscal year 2006. The growth was driven by solid sales of science, business, mathematics, and engineering titles, partially offset by softness in social science. Direct contribution margin for the first half of fiscal year 2006 was essentially flat with the prior year.

Europe
------

Wiley Europe's first half revenue was up 10% over prior year, both including and excluding foreign currency effects. Growth in P/T and STM drove the solid gains. Excluding foreign currency effects, direct contribution margin for the six-month period declined by 0.2% points.

Asia, Australia, and Canada
---------------------------

Wiley's revenue in Asia, Australia, and Canada was up 8% during the first half of fiscal year 2006, or 3% excluding foreign currency effects. STM and P/T growth in Asia drove the improvement. Excluding foreign currency effects, direct contribution margin for the six-month period declined by 2.6% points, mainly due to product mix and higher planned marketing and sales costs.

Shared Services and Administrative Costs
----------------------------------------

Shared services and administrative costs for the first half of fiscal year 2006 increased 7% to $98.6 million. The increase is primarily attributable to planned increases in investments in technology to deliver products to our customers and increased compensation costs, partially offset by a relocation incentive payment from the State of New Jersey.



LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents balance was $17.6 million at the end of the second quarter 2006, compared with $18.4 million a year earlier. Cash provided by operating activities in fiscal year 2006 was $6.6 million compared with $19.8 million in the prior year. The reduction in cash provided by operating activities was mainly the result of improved trade receivable collections in the prior year and higher book sales in the current period. Also contributing to the reduction were higher income tax payments and a prior year tax refund, lower cash receipts from EAL subscriptions due to successful collection efforts in the last quarter of the prior year and increased inventory purchases related primarily to new P/T editions, partly offset by higher accounts and royalties payable due to business growth and timing.

Cash used for investing activities for the first half of fiscal year 2006 was $57.0 million compared to $46.9 million in the prior year. The Company invested $24.6 million in acquisitions of publishing assets and rights compared to $7.7 million in the prior year. The current year acquisitions included the purchase of substantially all the assets of a global publisher of computer books and software specializing in IT business certification materials, a leading provider of evidence-based medicine content and web-based search tools, and rights to a newsletter publishing division of a leading publisher of mental health and addiction information. Projected product development and property, equipment and technology capital spending for fiscal year 2006 is forecast to be approximately $70 million and $35 million, respectively.

Increased cash used for investments in product development were partly offset by lower spending on property, equipment and technology. The Company sold $10 million of marketable securities during the current year consisting of shares of variable rate securities issued by closed-end funds.

Cash used for financing activities was $21.1 million in the first half of fiscal 2006, as compared to $36.9 million in the prior period. Current year financing activities included long-term borrowings of $39.8 million and the Company also borrowed $50.0 million under its revolving credit facility to repay $50.0 million of the outstanding term loan facility in advance of the scheduled due date.

During the second quarter of fiscal year 2006 the Company purchased the following Common Stock under its stock repurchase program. The program approved by the Company's Board of Directors in December 2002 was concluded during the quarter and another program of four million additional shares was approved by the board in June 2005.

Month                     Number of Shares           Average Price      Maximum Shares Yet to be Purchased
                             Purchased              Paid Per Share         Under the Repurchase Plans
----------------------------------------------------------------------------------------------------------
August                        115,000                   $43.33                    4,241,100
September                      90,500                   $41.92                    4,150,600
October                       639,270                   $38.80                    3,511,330
----------------------------------------------------------------------------------------------------------
  Total                       844,770                   $39.75

During the first half of fiscal year 2006, the Company purchased 1,386,870 shares under the stock repurchase program at an average price of $39.58 per share. The Company increased its quarterly dividend to shareholders by 20% to $0.090 per share versus $0.075 per share in the prior year. The Company believes its cash balances together with existing credit facilities are sufficient to meet its obligations. At October 31, 2005 the Company had $232.2 million of variable rate loans outstanding and approximately $88.7 million of unused borrowing capacity available under its revolving credit facilities and other short-term lines of credit. The final payment on the variable rate term loan in effect at October 31, 2005 was due September 2006.

On November 9, 2005, John Wiley and Sons, Inc. (the Company) entered into a new $300 million revolving credit agreement with Bank of America as Administrative Agent and 14 other lenders. The interest rate of the initial borrowings was equal to LIBOR plus .37%. The Company has the option of borrowing at the following floating interest rates: (i) at a rate based on the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging from .37% to .825% depending on the coverage ratio of debt to EBITDA; or (ii) at the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its prime rate; and (iii) LIBOR plus or minus an amount determined through a competitive bidding process among the lenders. The maximum amount outstanding at any time under option (iii) above cannot exceed $25 million. In addition, the Company will pay a facility fee ranging from .08% to .175% on the facility depending on the coverage ratio of debt to EBITDA. The Company has the option to request an increase of up to $100 million in the size of the facility in minimum amounts of $25 million. The credit agreement contains certain restrictive covenants similar to those in the Company's existing credit agreements related to an interest coverage ratio, funded debt levels, and restricted payments, including a limit on dividends paid and share repurchases. The credit agreement will terminate on November 9, 2010.

Simultaneous with the execution of this agreement, the Company terminated its previous credit agreement with UBS AG and paid in full the amounts outstanding under that agreement. In connection with the early termination of the credit agreement, $0.5 million of unamortized organization fees will be expensed in the third quarter of fiscal year 2006.



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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Market Risk

The Company is exposed to market risk primarily related to interest rates, foreign exchange and credit risk. It is the Company's policy to monitor these exposures and to use derivative financial instruments and/or insurance contracts from time to time to reduce fluctuations in earnings and cash flows when it is deemed appropriate to do so. The Company does not use derivative financial investments for trading or speculative purposes. The Company did not hold any derivative financial instruments during the first and second quarter of fiscal year 2006.

Interest Rates

The Company had $232.2 million of variable rate loans outstanding at October 31, 2005, which approximated fair value. The Company did not use any derivative financial investments to manage this exposure. The weighted average interest rate as of October 31, 2005 was approximately 4.07%. A hypothetical 1% change in interest rates for the variable rate debt would affect annual net income and cash flow by approximately $1.5 million.

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

In the journal publishing business, subscriptions are primarily sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agents and is remitted to the journal publisher, including the Company, generally prior to the commencement of the subscriptions. Although at fiscal year-end the Company had minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 23% of total consolidated revenue and no one agent accounts for more than 6% of total consolidated revenue for the fiscal year ended April 30, 2005. Insurance for these accounts is not commercially feasible and/or available.

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




PART II - OTHER INFORMATION


ITEM 5.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the annual meeting of shareholders of the Company on September 15, 2005. All significant contracts were filed with the Securities and Exchange Commission as exhibits to the Company's Shareholder Proxy Statement on August 5, 2005.

Election of Directors
---------------------

Nine directors as indicated in the Proxy Statement were elected to the Board, three of whom were elected by the holders of Class A Common Stock, and six by the holders of Class B Common Stock.


Proposal to Ratify the Appointment of KPMG LLP as
Independent Public Accountants for the Year Ending April 30, 2006.
------------------------------------------------------------------

The holders of Class A and Class B shares voted together as a single class on this matter, with each outstanding share of Class A stock entitled to one-tenth (1/10) of one vote and each outstanding share of Class B stock entitled to one vote.

         The proposal was ratified as follows:
         Votes For            13,736,168
         Votes Against            97,053
         Abstentions               3,491

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          99.1 - 18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer

          99.2 - 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

          10.1 - $300,000,000 Credit Agreement dated November 9, 2005 (filed as an exhibit to the Company's report on this Form 10-Q).


     (b) The following reports on Form 8-K were furnished to the Securities and Exchange Commission since the filing of the Company's 10-K on July 11, 2005.

          i. Earnings release on the first quarter fiscal 2006 results issued on Form 8-K dated September 8, 2005 which include the condensed financial statements of the Company.

          ii. Earnings release on the second quarter fiscal 2006 results issued on Form 8-K dated December 7, 2005 which include the condensed financial statements of the Company.

          The following reports on Form 8-K were filed with the Securities and Exchange Commission since the filing of the Company's 10-K on July 11, 2005.

          i. Announcement of a new revolving credit agreement issued on Form 8-K dated November 10, 2005.

          ii. Announcement of the retirement of a non-executive director issued on Form 8-K dated November 16, 2005.

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





                                            Dated:   December 9, 2005

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

                                                       Dated:  December 9, 2005

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


                                            Dated:  December 9, 2005

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of John Wiley & Sons, Inc. (the "Company") on Form 10-Q for the period ending October 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William
J. Pesce, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

     (1)  The Report fully complies with the requirements of section 13(a) or 15
          (d)  of  the  Securities  Exchange  Act  of  1934  (as  amended),   as
          applicable; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ William J. Pesce
--------------------
William J. Pesce
President and
Chief Executive Officer


Dated:  December 9, 2005

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 .S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of John Wiley & Sons, Inc. (the "Company") on Form 10-Q for the period ending October 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ellis
E. Cousens, Executive Vice President and Chief Financial & Operations Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

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



/s/ Ellis E. Cousens
--------------------
Ellis E. Cousens
Executive Vice President and
Chief Financial & Operations Officer


Dated:  December 9, 2005

                                                                    Exhibit 10.1

                                CREDIT AGREEMENT

                          Dated as of November 9, 2005

                                      among

                            JOHN WILEY & SONS, INC.,
                                as the Borrower,

                             BANK OF AMERICA, N.A.,
                 as Administrative Agent and Swing Line Lender,

                                       and

                         The Other Lenders Party Hereto


                             ROYAL BANK OF SCOTLAND,
                                       as
                             Sole Syndication Agent

                                 CITIBANK, N.A.,
                                     CALYON,
                               NATIONAL CITY BANK,
                                       as
                             Co-Documentation Agents

                         BANC OF AMERICA SECURITIES LLC,
                                       as
                    Sole Lead Arranger and Sole Book Manager

                                TABLE OF CONTENTS

                                                                            Page


ARTICLE I.            DEFINITIONS AND ACCOUNTING TERMS.........................1

         1.01     Defined Terms................................................1

         1.02     Other Interpretive Provisions........ ......................18

         1.03     Accounting Terms............................................19

         1.04     Rounding....................................................19

         1.05     Times of Day................................................19

ARTICLE II.           THE COMMITMENTS AND CREDIT EXTENSIONS...................20

         2.01     Committed Loans.............................................20

         2.02     Borrowings, Conversions and
                  Continuations of Committed Loans............................20

         2.03     Bid Loans....... ...........................................21

         2.04     Swing Line Loans............................................24

         2.05     Prepayments............................. ...................26

         2.06     Termination or Reduction of Commitments.....................27

         2.07     Repayment of Loans..........................................28

         2.08     Interest....................................................28

         2.09     Fees........................................................29

         2.10     Computation of Interest and Fees............................29

         2.11     Evidence of Debt............................................29

         2.12     Payments Generally; Administrative Agent's Clawback.........30

         2.13     Sharing of Payments by Lenders..............................32

         2.14     Increase in Commitments.....................................32

ARTICLE III.          TAXES, YIELD PROTECTION AND ILLEGALITY..................33

         3.01     Taxes.......................................................33

         3.02     Illegality..................................................35

         3.03     Inability to Determine Rates................................36

         3.04     Increased Costs; Reserves on Eurodollar Rate Loans..........36

         3.05     Compensation for Losses.....................................37

         3.06     Mitigation Obligations; Replacement of Lenders..............38

         3.07     Survival....................................................38

ARTICLE IV.           CONDITIONS PRECEDENT TO CREDIT EXTENSIONS...............38

         4.01     Conditions of Initial Credit Extension......................38

         4.02     Conditions to all Credit Extensions.........................40

ARTICLE V.            REPRESENTATIONS AND WARRANTIES..........................41

         5.01     Existence, Qualification and Power..........................41

         5.02     Authorization; No Contravention.............................41

         5.03     Governmental Authorization; Other Consents..................41

         5.04     Binding Effect..............................................41

         5.05     Financial Statements; No Material Adverse Effect;
                  No Internal Control Event...................................42

         5.06     Litigation..................................................42

         5.07     No Default..................................................43

         5.08     Ownership of Property; Liens................................43

         5.09     Environmental Compliance....................................43

         5.10     Insurance...................................................43

         5.11     Taxes.......................................................43

         5.12     ERISA Compliance............................................43

         5.13     Subsidiaries; Equity Interests..............................44

         5.14     Margin Regulations; Investment Company Act;
                  Public Utility Holding Company Act..........................44

         5.15     Disclosure..................................................44

         5.16     Compliance with Laws........................................45

         5.17     Intellectual Property; Licenses, Etc........................45

         5.18     Status of Loans.............................................45

         5.19     Liens.......................................................45

         5.20     Absence of Undisclosed Liabilities..........................45

ARTICLE VI.           AFFIRMATIVE COVENANTS...................................45

         6.01     Financial Statements........................................45

         6.02     Certificates; Other Information.............................46

         6.03     Notices.....................................................48

         6.04     Payment of Obligations......................................48

         6.05     Preservation of Existence, Etc..............................49

         6.06     Maintenance of Properties...................................49

         6.07     Maintenance of Insurance....................................49

         6.08     Compliance with Laws........................................49

         6.09     Books and Records...........................................49

         6.10     Inspection Rights...........................................49

         6.11     Use of Proceeds.............................................50

ARTICLE VII.          NEGATIVE COVENANTS......................................50

         7.01     Liens.......................................................50

         7.02     Investments.................................................51

         7.03     Indebtedness................................................51

         7.04     Fundamental Changes.........................................52

         7.05     Dispositions................................................53

         7.06     Restricted Payments.........................................53

         7.07      Change in Nature of Business...............................54

         7.08     Transactions with Affiliates................................54

         7.09     Burdensome Agreements.......................................54

         7.10     Use of Proceeds.............................................54

         7.11     Financial Covenants.........................................54

         7.12     Limitation on Accounting Changes............................55

         7.13     Fiscal Year.................................................55

ARTICLE VIII.         EVENTS OF DEFAULT AND REMEDIES..........................55

         8.01     Events of Default...........................................55

         8.02     Remedies Upon Event of Default..............................57

         8.03     Application of Funds........................................57

ARTICLE IX.           ADMINISTRATIVE AGENT....................................58

         9.01     Appointment and Authority...................................58

         9.02     Rights as a Lender..........................................58

         9.03     Exculpatory Provisions......................................58

         9.04     Reliance by Administrative Agent............................59

         9.05     Delegation of Duties........................................59

         9.06     Resignation of Administrative Agent.........................60

         9.07     Non-Reliance on Administrative Agent and Other Lenders......60

         9.08     No Other Duties, Etc........................................61

         9.09     Administrative Agent May File Proofs of Claim...............61

ARTICLE X.            MISCELLANEOUS...........................................61

         10.01    Amendments, Etc.............................................61

         10.02    Notices; Effectiveness; Electronic Communication............62

         10.03    No Waiver; Cumulative Remedies..............................64

         10.04    Expenses; Indemnity; Damage Waiver..........................64

         10.05    Payments Set Aside..........................................66

         10.06    Successors and Assigns......................................66

         10.07    Treatment of Certain Information; Confidentiality...........70

         10.08    Right of Setoff.............................................71

         10.09    Interest Rate Limitation....................................71

         10.10    Counterparts; Integration; Effectiveness....................71

         10.11    Survival of Representations and Warranties..................72

         10.12    Severability................................................72

         10.13    Replacement of Lenders......................................72

         10.14    Governing Law; Jurisdiction; Etc............................72

         10.15    Waiver of Jury Trial........................................73

         10.16    USA PATRIOT Act Notice......................................74

         10.17    ENTIRE AGREEMENT............................................74

SCHEDULES

         2.01     Commitments and Applicable Percentages
         5.05     Supplement to Interim Financial Statements
         5.13     Subsidiaries; Other Equity Investments
         7.01     Existing Liens
         7.03     Existing Indebtedness
         10.02    Administrative Agent's Office; Certain Addresses for Notices
         10.06    Processing and Recordation Fees

EXHIBITS

                  Form of

         A        Committed Loan Notice
         B-1      Bid Request
         B-2      Competitive Bid
         C        Swing Line Loan Notice
         D        Note
         E        Compliance Certificate
         F        Assignment and Assumption
         G        Form of Opinion

                                CREDIT AGREEMENT

     This CREDIT AGREEMENT ("Agreement") is entered into as of November 9, 2005, among JOHN WILEY & SONS, INC., a New York corporation (the "Borrower"), each lender from time to time party hereto (collectively, the "Lenders" and individually, a "Lender"), and BANK OF AMERICA, N.A., as Administrative Agent and Swing Line Lender.

     The Borrower has requested that the Lenders provide a revolving credit facility, and the Lenders are willing to do so on the terms and conditions set forth herein.

     In consideration of the mutual covenants and agreements herein contained, the parties hereto covenant and agree as follows:

                                   ARTICLE I.
                        DEFINITIONS AND ACCOUNTING TERMS

     1.01 Defined Terms. As used in this Agreement, the following terms shall have the meanings set forth below:

     "Absolute Rate"
     ---------------
means a fixed rate of interest expressed in multiples of 1/100th of one basis point.

     "Absolute Rate Loan"
     --------------------
means a Bid Loan that bears interest at a rate determined with reference to an Absolute Rate.

     "Administrative Agent"
     ------------------------
means Bank of America in its capacity as administrative agent under any of the Loan Documents, or any successor administrative agent.

     "Administrative Agent's Office"
     -------------------------------
means the Administrative Agent's address and, as appropriate, account as set forth on Schedule 10.02, or such other address or account as the Administrative Agent may from time to time notify to the Borrower and the Lenders.

     "Administrative Questionnaire"
     ------------------------------
means an Administrative Questionnaire in a form supplied by the Administrative Agent.

     "Affiliate"
     -----------
means, with respect to any Person, another Person that directly, or indirectly through one or more intermediaries, Controls or is Controlled by or is under common Control with the Person specified.

     "Aggregate Commitments"
     -----------------------
means the Commitments of all the Lenders.

     "Agreement"
     -----------
means this Credit Agreement.

     "Applicable Percentage"
     -----------------------
means with respect to any Lender at any time, the percentage (carried out to the ninth decimal place) of the Aggregate Commitments represented by such Lender's Commitment at such time. If the commitment of each Lender to make Loans has been terminated pursuant to Section 8.02 or if the Aggregate Commitments have expired, then the Applicable Percentage of each Lender shall be determined based on the Applicable Percentage of such Lender most recently in effect, giving effect to any subsequent assignments. The initial Applicable Percentage of each Lender is set forth opposite the name of such Lender on Schedule 2.01 or in the Assignment and Assumption pursuant to which such Lender becomes a party hereto, as applicable.

     "Applicable Rate"
     -----------------
means the following percentages per annum, based upon the Consolidated Leverage Ratio as set forth in the most recent Compliance Certificate received by the Administrative Agent pursuant to Section 6.02(b).


                                 Applicable Rate

                                Applicable Rate
Pricing      Consolidated       with Respect to    Applicable Rate for
 Level      Leverage Ratio        Facility Fee      Eurodollar Loans
-------  --------------------  -----------------  ---------------------
   1     =1.00:1                     .080%              .370%
   2     >1.00:1 but <=2.00:1        .100%              .400%
   3     >2.00:1 but <=2.50:1        .125%              .500%
   4     >2.50:1 but <=3.00:1        .150%              .600%
   5     >3.00:1                     .175%              .825%

Any increase or decrease in the Applicable Rate resulting from a change in the Consolidated Leverage Ratio shall become effective as of the first Business Day immediately following the date a Compliance Certificate is delivered pursuant to
Section 6.02(b); provided that if a Compliance Certificate is not delivered when due in accordance with such Section, then Pricing Level 5 shall apply as of the first Business Day after the date on which such Compliance Certificate was required to have been delivered until the date immediately following the date that such Compliance Certificate is delivered and then the Applicable Rate shall be determined as otherwise set forth herein. The Applicable Rate in effect from the Closing Date through December 31, 2005 shall be determined based upon Pricing Level 1.

     "Approved Fund"
     ---------------
means any Fund that is administered or managed by (a) a Lender, (b) an Affiliate of a Lender or (c) an entity or an Affiliate of an entity that administers or manages a Lender.

     "Arranger"
     ----------
means Banc of America Securities LLC, in its capacity as sole lead arranger and sole book manager.

     "Assignee Group"
     ----------------
means two or more Eligible Assignees that are Affiliates of one another or two or more Approved Funds managed by the same investment advisor.

     "Assignment and Assumption"
     ---------------------------
means an assignment and assumption entered into by a Lender and an Eligible Assignee (with the consent of any party whose consent is required by Section 10.06(b), and accepted by the Administrative Agent, in substantially the form of Exhibit F or any other form approved by the Administrative Agent.

     "Associate"
     -----------
means, with respect to any Person, (a) any corporation or organization (other than the Borrower or a Subsidiary of the Borrower) of which such Person is an officer, employee or partner or is, directly or indirectly, the beneficial owner of 10% or more of the shares of any class, (b) any trust or other estate in which such Person has a substantial beneficial interest or as to which such Person serves as trustee or in a similar fiduciary capacity, and (c) any relative or spouse of such Person, or any relative of such spouse, who has the same place of residence as such Person or who is a director or officer of the Borrower or any of its Subsidiaries.

     "Attributable Indebtedness"
     ---------------------------
means, on any date, (a) in respect of any capital lease of any Person, the capitalized amount thereof that would appear on a balance sheet of such Person prepared as of such date in accordance with GAAP, and (b) in respect of any Synthetic Lease Obligation, the capitalized amount of the remaining lease payments under the relevant lease that would appear on a balance sheet of such Person prepared as of such date in accordance with GAAP if such lease were accounted for as a capital lease.

     "Audited Financial Statements"
     ------------------------------
means the audited consolidated balance sheet of the Borrower and its Subsidiaries for the fiscal year ended April 30, 2005, and the related consolidated statements of income or operations, shareholders' equity and cash flows for such fiscal year of the Borrower and its Subsidiaries, including the notes thereto.

     "Availability Period"
     ---------------------
means the period from and including the Closing Date to the earliest of (a) the Maturity Date, (b) the date of termination of the Aggregate Commitments pursuant to Section 2.06, and (c) the date of termination of the commitment of each Lender to make Loans pursuant to Section 8.02.

     "Bank of America"
     -----------------
means Bank of America, N.A. and its successors.

     "Base Rate"
     -----------
means for any day a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its "prime rate." The "prime rate" is a rate set by Bank of America based upon various factors including Bank of America's costs and desired return, general economic conditions and other factors, and is used as a reference point for pricing some loans, which may be priced at, above, or below such announced rate. Any change in such rate announced by Bank of America shall take effect at the opening of business on the day specified in the public announcement of such change.

     "Base Rate Committed Loan"
     --------------------------
means a Committed Loan that is a Base Rate Loan.

     "Base Rate Loan"
     ----------------
means a Loan that bears interest based on the Base Rate.

     "Bid Borrowing"
     ---------------
means a borrowing consisting of simultaneous Bid Loans of the same Type from each of the Lenders whose offer to make one or more Bid Loans as part of such borrowing has been accepted under the auction bidding procedures described in
Section 2.03.

     "Bid Loan"
     ----------
has the meaning specified in Section 2.03(a).

     "Bid Loan Lender"
     -----------------
means, in respect of any Bid Loan, the Lender making such Bid Loan to the Borrower.

     "Bid Loan Sublimit"
     -------------------
means an amount equal to $25,000,000. The Bid Loan Sublimit is part of, and not in addition to, the Aggregate Commitments.

     "Bid Request"
     -------------
means a written request for one or more Bid Loans substantially in the form of Exhibit B-1.

     "Borrower"
     ----------
has the meaning specified in the introductory paragraph hereto.

     "Borrower Materials"
     --------------------
has the meaning specified in Section 6.02.

     "Borrowing"
     -----------
means a Committed Borrowing, a Bid Borrowing or a Swing Line Borrowing, as the context may require.

     "Business Day"
     --------------
means any day other than a Saturday, Sunday or other day on which commercial banks are authorized to close under the Laws of, or are in fact closed in, the state where the Administrative Agent's Office is located and New York City and, if such day relates to any Eurodollar Rate Loan, means any such day on which dealings in Dollar deposits are conducted by and between banks in the London interbank eurodollar market.

     "Change in Law"
     ---------------
means the occurrence, after the date of this Agreement, of any of the following:
(a) the adoption or taking effect of any law, rule, regulation or treaty, (b) any change in any law, rule, regulation or treaty or in the administration, interpretation or application thereof by any Governmental Authority or (c) the making or issuance of any request, guideline or directive (whether or not having the force of law) by any Governmental Authority.

     "Change of Control"
     -------------------
means an event or series of events by which:

          (a) any "person" or "group" (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, but excluding any employee benefit plan of such person or its subsidiaries, and any person or entity acting in its capacity as trustee, agent or other fiduciary or administrator of any such plan) other than Permitted Holders becomes the "beneficial owner" (as defined in Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934, except that a person or group shall be deemed to have "beneficial ownership" of all securities that such person or group has the right to acquire (such right, an "option right"), whether such right is exercisable immediately or only after the passage of time), directly or indirectly, of 50% or more of the equity securities of the Borrower entitled to vote for members of the board of directors or equivalent governing body of the Borrower on a fully-diluted basis (and taking into account all such securities that such person or group has the right to acquire pursuant to any option right);

          (b) during any period of 24 consecutive months, a majority of the members of the board of directors or other equivalent governing body of the Borrower cease to be composed of individuals (i) who were members of that board or equivalent governing body on the first day of such period, (ii) whose election or nomination to that board or equivalent governing body was approved by individuals referred to in clause (i) above constituting at the time of such election or nomination at least a majority of that board or equivalent governing body or (iii) whose election or nomination to that board or other equivalent governing body was approved by individuals referred to in clauses (i) and (ii) above constituting at the time of such election or nomination at least a majority of that board or equivalent governing body (excluding, in the case of both clause (ii) and clause
     (iii), any individual whose initial nomination for, or assumption of office as, a member of that board or equivalent governing body occurs as a result of an actual or threatened solicitation of proxies or consents for the election or removal of one or more directors by any person or group other than a solicitation for the election of one or more directors by or on behalf of the board of directors); or

          (c) any Person or two or more Persons acting in concert (other than Permitted Holders) shall have acquired by contract or otherwise, or shall have entered into a contract or arrangement that, upon consummation thereof, will result in its or their acquisition of the power to exercise, directly or indirectly, a controlling influence over the management or policies of the Borrower, or control over the equity securities of the Borrower entitled to vote for members of the board of directors or equivalent governing body of the Borrower on a fully-diluted basis (and taking into account all such securities that such Person or group has the right to acquire pursuant to any option right) representing 50% or more of the combined voting power of such securities.

     "Closing Date"
     --------------
means the first date all the conditions precedent in Section 4.01 are satisfied or waived in accordance with Section 10.01.

     "Code"
     ------
means the Internal Revenue Code of 1986.

     "Commitment"
     ------------
means, as to each Lender, its obligation to (a) make Committed Loans to the Borrower pursuant to Section 2.01, and (b) purchase participations in Swing Line Loans, in an aggregate principal amount at any one time outstanding not to exceed the amount set forth opposite such Lender's name on Schedule 2.01 or in the Assignment and Assumption pursuant to which such Lender becomes a party hereto, as applicable, as such amount may be adjusted from time to time in accordance with this Agreement.

     "Committed Borrowing"
     ---------------------
means a borrowing consisting of simultaneous Committed Loans of the same Type and, in the case of Eurodollar Rate Committed Loans, having the same Interest Period made by each of the Lenders pursuant to Section 2.01.

     "Committed Loan"
     ----------------
has the meaning specified in Section 2.01.

     "Committed Loan Notice"
     -----------------------
means a notice of (a) a Committed Borrowing, (b) a conversion of Committed Loans from one Type to the other, or (c) a continuation of Eurodollar Rate Committed Loans, pursuant to Section 2.02(a), which, if in writing, shall be substantially in the form of Exhibit A.

     "Competitive Bid"
     -----------------
means a written offer by a Lender to make one or more Bid Loans, substantially in the form of Exhibit B-2, duly completed and signed by a Lender.

     "Compliance Certificate"
     ------------------------
means a certificate substantially in the form of Exhibit E.

     "Consolidated EBITDA"
     ---------------------
means, for any period, Consolidated Net Income for such period plus, to the extent deducted in determining Consolidated Net Income for such period, the aggregate amount of (a) Consolidated Interest Charges, (b) provisions for income taxes and (c) depreciation and amortization.

     "Consolidated Funded Indebtedness"
     ----------------------------------
means, as of any date of determination, for the Borrower and its Consolidated Subsidiaries on a consolidated basis, the sum of (a) the outstanding principal amount of all obligations, whether current or long-term, for borrowed money (including Obligations hereunder) and all obligations evidenced by bonds, debentures, notes, loan agreements or other similar instruments, (b) all purchase money Indebtedness, (c) all direct obligations arising under letters of credit (including standby and commercial), bankers' acceptances, bank guaranties, surety bonds and similar instruments, (d) all obligations in respect of the deferred purchase price of property or services (other than trade accounts payable in the ordinary course of business), (e) Attributable Indebtedness in respect of capital leases and Synthetic Lease Obligations, (f) without duplication, all Guarantees with respect to outstanding Indebtedness of the types specified in clauses (a) through (e) above of Persons other than the Borrower or any Consolidated Subsidiary, and (g) all Indebtedness of the types referred to in clauses (a) through (f) above of any partnership or joint venture (other than a joint venture that is itself a corporation or limited liability company) in which the Borrower or a Consolidated Subsidiary is a general partner or joint venturer to the extent the Borrower or such Consolidated Subsidiary, as the case may be, is liable therefor as a result of such Person's ownership interest in or other relationship with such partnership or joint venture, unless such Indebtedness is expressly made non-recourse to the Borrower or such Consolidated Subsidiary.

     "Consolidated Interest Charges"
     -------------------------------
means, for any period, for the Borrower and its Subsidiaries on a consolidated basis, the sum of (a) all interest, premium payments, debt discount, fees, charges and related expenses of the Borrower and its Consolidated Subsidiaries in connection with borrowed money (including capitalized interest) or in connection with the deferred purchase price of assets, in each case to the extent treated as interest in accordance with GAAP, and (b) the portion of rent expense of the Borrower and its Consolidated Subsidiaries with respect to such period under capital leases that is treated as interest in accordance with GAAP.

     "Consolidated Interest Coverage Ratio"
     --------------------------------------
means, as of any date of determination, the ratio of (a) Consolidated EBITDA for the period of the four prior fiscal quarters most recently ended to (b) Consolidated Interest Charges for such period.

     "Consolidated Leverage Ratio"
     -----------------------------
means, as of any date of determination, the ratio of (a) Consolidated Funded Indebtedness as of such date to (b) Consolidated EBITDA for the period of the four fiscal quarters most recently ended.

     "Consolidated Net Income"
     -------------------------
means, for any period, for the Borrower and its Consolidated Subsidiaries on a consolidated basis, the net income of the Borrower and its Consolidated Subsidiaries (excluding extraordinary gains but including extraordinary losses) for that period determined in conformity with GAAP.

     "Consolidated Subsidiary"
     -------------------------
means, as of any date, any Subsidiary or other Person the accounts of which would be consolidated with those of the Borrower in the consolidated financial statements delivered pursuant to Section 6.01(a) if such statements were prepared as of such date.

     "Contractual Obligation"
     ------------------------
means, as to any Person, any provision of any security issued by such Person or of any agreement, instrument or other undertaking to which such Person is a party or by which it or any of its property is bound.

     "Control"
     ---------
means the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a Person, whether through the ability to exercise voting power, by contract or otherwise. "Controlling" and "Controlled" have meanings correlative thereto.

     "Credit Extension"
     ------------------
means a Borrowing, or an advance of a Loan, as the case may be.

     "Debtor Relief Laws"
     --------------------
means the Bankruptcy Code of the United States, and all other liquidation, conservatorship, bankruptcy, assignment for the benefit of creditors, moratorium, rearrangement, receivership, insolvency, reorganization, or similar debtor relief Laws of the United States or other applicable jurisdictions from time to time in effect and affecting the rights of creditors generally.

     "Default"
     ---------
means any event or condition that constitutes an Event of Default or that, with the giving of any notice, the passage of time, or both, would be an Event of Default.

     "Default Rate"
     --------------
means an interest rate equal to (i) the Base Rate plus (ii) 2% per annum; provided that with respect to a Eurodollar Rate Loan, the Default Rate shall be an interest rate equal to the interest rate (including any Applicable Rate) otherwise applicable to such Loan plus 2% per annum.

     "Defaulting Lender"
     -------------------
means any Lender that (a) has failed to fund any portion of the Committed Loans or participations in Swing Line Loans required to be funded by it hereunder within one Business Day of the date required to be funded by it hereunder, (b) has otherwise failed to pay over to the Administrative Agent or any other Lender any other amount required to be paid by it hereunder within one Business Day of the date when due, unless the subject of a good faith dispute, or (c) has been deemed insolvent or become the subject of a bankruptcy or insolvency proceeding.

     "Disposition" or "Dispose"
     --------------------------
means the sale, transfer, license, lease or other disposition (including any sale and leaseback transaction) of any property by any Person, including any sale, assignment, transfer or other disposal, with or without recourse, of any notes or accounts receivable or any rights and claims associated therewith.

     "Dollar" and "$"
     ----------------
mean lawful money of the United States.

     "Eligible Assignee"
     -------------------
means (a) a Lender; (b) an Affiliate of a Lender; (c) an Approved Fund; and (d) any other Person (other than a natural person) approved by (i) the Administrative Agent and the Swing Line Lender, and (ii) unless an Event of Default has occurred and is continuing, the Borrower (each such approval not to be unreasonably withheld or delayed); provided that, notwithstanding the foregoing, "Eligible Assignee" shall not include the Borrower or any of the Borrower's Affiliates or Subsidiaries.

     "Environmental Laws"
     --------------------
means any and all Federal, state, local, and foreign statutes, laws, regulations, ordinances, rules, judgments, orders, decrees, permits, concessions, grants, franchises, licenses, agreements or governmental restrictions relating to pollution and the protection of the environment or the release of any materials into the environment, including those related to hazardous substances or wastes, air emissions and discharges to waste or public systems.

     "Environmental Liability"
     -------------------------
means any liability, contingent or otherwise (including any liability for damages, costs of environmental remediation, fines, penalties or indemnities), of the Borrower or any of its Subsidiaries directly or indirectly resulting from or based upon (a) violation of any Environmental Law, (b) the generation, use, handling, transportation, storage, treatment or disposal of any Hazardous Materials, (c) exposure to any Hazardous Materials, (d) the release or threatened release of any Hazardous Materials into the environment or (e) any contract, agreement or other consensual arrangement pursuant to which liability is assumed or imposed with respect to any of the foregoing.

     "Equity Interests"
     ------------------
means, with respect to any Person, all of the shares of capital stock of (or other ownership or profit interests in) such Person, all of the warrants, options or other rights for the purchase or acquisition from such Person of shares of capital stock of (or other ownership or profit interests in) such Person, all of the securities convertible into or exchangeable for shares of capital stock of (or other ownership or profit interests in) such Person or warrants, rights or options for the purchase or acquisition from such Person of such shares (or such other interests), and all of the other ownership or profit interests in such Person (including partnership, member or trust interests therein), whether voting or nonvoting, and whether or not such shares, warrants, options, rights or other interests are outstanding on any date of determination.

     "ERISA"
     -------
means the Employee Retirement Income Security Act of 1974.

     "ERISA Affiliate"
     -----------------
means any trade or business (whether or not incorporated) under common control with the Borrower within the meaning of Section 414(b) or (c) of the Code (and Sections 414(m) and (o) of the Code for purposes of provisions relating to
Section 412 of the Code).

     "ERISA Event"
     -------------
means (a) a Reportable Event with respect to a Pension Plan; (b) a withdrawal by the Borrower or any ERISA Affiliate from a Pension Plan subject to Section 4063 of ERISA during a plan year in which it was a substantial employer (as defined in Section 4001(a)(2) of ERISA) or a cessation of operations that is treated as such a withdrawal under Section 4062(e) of ERISA; (c) a complete or partial withdrawal by the Borrower or any ERISA Affiliate from a Multiemployer Plan or notification that a Multiemployer Plan is in reorganization; (d) the filing of a notice of intent to terminate, the treatment of a Plan amendment as a termination under Sections 4041 or 4041A of ERISA, or the commencement of proceedings by the PBGC to terminate a Pension Plan or Multiemployer Plan; (e) an event or condition which constitutes grounds under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Pension Plan or Multiemployer Plan; or (f) the imposition of any liability under Title IV of ERISA, other than for PBGC premiums due but not delinquent under Section 4007 of ERISA, upon the Borrower or any ERISA Affiliate.

     "Eurodollar Bid Margin"
     -----------------------
means the margin above or below the Eurodollar Rate to be added to or subtracted from the Eurodollar Rate, which margin shall be expressed in multiples of 1/100th of one basis point.

     "Eurodollar Margin Bid Loan"
     ----------------------------
means a Bid Loan that bears interest at a rate based upon the Eurodollar Rate.

     "Eurodollar Rate"
     -----------------
means, for any Interest Period with respect to a Eurodollar Rate Loan, the rate per annum equal to the British Bankers Association LIBOR Rate ("BBA LIBOR"), as published by Reuters (or another commercially available source providing quotations of BBA LIBOR as designated by the Administrative Agent from time to time) at approximately 11:00 a.m., London time, two Business Days prior to the commencement of such Interest Period, for Dollar deposits (for delivery on the first day of such Interest Period) with a term equivalent to such Interest
Period. If such rate is not available at such time for any reason, then the "Eurodollar Rate" for such Interest Period shall be the rate per annum determined by the Administrative Agent to be the rate at which deposits in Dollars for delivery on the first day of such Interest Period in same day funds in the approximate amount of the Eurodollar Rate Loan being made, continued or converted by Bank of America and with a term equivalent to such Interest Period would be offered by Bank of America's London Branch to major banks in the London interbank eurodollar market at their request at approximately 11:00 a.m. (London time) two Business Days prior to the commencement of such Interest Period.

     "Eurodollar Rate Committed Loan"
     --------------------------------
means a Committed  Loan that bears  interest  at a rate based on the  Eurodollar
Rate.

     "Eurodollar Rate Loan"
     ----------------------
means a Eurodollar Rate Committed Loan or a Eurodollar Margin Bid Loan.

     "Event of Default"
     ------------------
has the meaning specified in Section 8.01.

     "Excluded Taxes"
     ----------------
means, with respect to the Administrative Agent, any Lender or any other recipient of any payment to be made by or on account of any obligation of the Borrower hereunder, (a) taxes imposed on or measured by its overall net income (however denominated), and franchise taxes imposed on it (in lieu of net income taxes), by the jurisdiction (or any political subdivision thereof) under the laws of which such recipient is organized or in which its principal office is located or, in the case of any Lender, in which its applicable Lending Office is located, (b) any branch profits taxes imposed by the United States or any similar tax imposed by any other jurisdiction in which the Borrower is located and (c) in the case of a Foreign Lender (other than an assignee pursuant to a request by the Borrower under Section 10.13), any withholding tax that is imposed on amounts payable to such Foreign Lender at the time such Foreign Lender becomes a party hereto (or designates a new Lending Office) or is attributable to such Foreign Lender's failure or inability (other than as a result of a Change in Law) to comply with Section 3.01(e), except to the extent that such Foreign Lender (or its assignor, if any) was entitled, at the time of designation of a new Lending Office (or at the time of the assignment from such assignor, as the case may be), to receive additional amounts from the Borrower with respect to such withholding tax pursuant to Section 3.01(a).

     "Existing Credit Agreement"
     ---------------------------
means that certain Credit Agreement, dated as of September 21, 2001, among the Borrower, as borrower, the lenders party thereto, UBS AG, Stamford Branch, as administrative agent for the lenders, and UBS Warburg, LLC, as arranger.

     "Federal Funds Rate"
     --------------------
means, for any day, the rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Business Day next succeeding such day; provided that (a) if such day is not a Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Business Day as so published on the next succeeding Business Day, and (b) if no such rate is so published on such next succeeding Business Day, the Federal Funds Rate for such day shall be the average rate (rounded upward, if necessary, to a whole multiple of 1/100 of 1%) charged to Bank of America on such day on such transactions as determined by the Administrative Agent.

     "Fee Letter"
     ------------
means the letter agreement, dated September 30, 2005, among the Borrower, the Administrative Agent and the Arranger.

     "Foreign Lender"
     ----------------
means any Lender that is organized under the laws of a jurisdiction other than that in which the Borrower is resident for tax purposes. For purposes of this definition, the United States, each State thereof and the District of Columbia shall be deemed to constitute a single jurisdiction.

     "FRB"
     -----
means the Board of Governors of the Federal Reserve System of the United States.

     "Fund"
     ------
means any Person (other than a natural person) that is (or will be) engaged in making, purchasing, holding or otherwise investing in commercial loans and similar extensions of credit in the ordinary course of its business.

     "GAAP"
     ------
means generally accepted accounting principles in the United States set forth in the opinions and pronouncements of the Accounting Principles Board and the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board or such other principles as may be approved by a significant segment of the accounting profession in the United States, that are applicable to the circumstances as of the date of determination, consistently applied.

     "Governmental Authority"
     ------------------------
means  the  government  of the  United  States or any  other  nation,  or of any political subdivision thereof, whether state or local, and any agency, authority, instrumentality, regulatory body, court, central bank or other entity exercising executive, legislative, judicial, taxing, regulatory or administrative powers or functions of or pertaining to government (including any supra-national bodies such as the European Union or the European Central Bank).

     "Granting Lender"
     -----------------
has the meaning specified in Section 10.06(h).

     "Guarantee"
     -----------
means, as to any Person, any (a) any obligation, contingent or otherwise, of such Person guaranteeing or having the economic effect of guaranteeing any Indebtedness or other obligation payable or performable by another Person (the "primary obligor") in any manner, whether directly or indirectly, and including any obligation of such Person, direct or indirect, (i) to purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness or other obligation, (ii) to purchase or lease property, securities or services for the purpose of assuring the obligee in respect of such Indebtedness or other obligation of the payment or performance of such Indebtedness or other obligation, (iii) to maintain working capital, equity capital or any other financial statement condition or liquidity or level of income or cash flow of the primary obligor so as to enable the primary obligor to pay such Indebtedness or other obligation, or (iv) entered into for the purpose of assuring in any other manner the obligee in respect of such Indebtedness or other obligation of the payment or performance thereof or to protect such obligee against loss in respect thereof (in whole or in part), or (b) any Lien on any assets of such Person securing any Indebtedness or other obligation of any other Person, whether or not such Indebtedness or other obligation is assumed by such Person (or any right, contingent or otherwise, of any holder of such Indebtedness to obtain any such Lien). The amount of any Guarantee shall be deemed to be an amount equal to the stated or determinable amount of the related primary obligation, or portion thereof, in respect of which such Guarantee is made or, if not stated or determinable, the maximum reasonably anticipated liability in respect thereof as determined by the guaranteeing Person in good faith. The term "Guarantee" as a verb has a corresponding meaning.

     "Hazardous Materials"
     ---------------------
means all explosive or radioactive substances or wastes and all hazardous or toxic substances, wastes or other pollutants, including petroleum or petroleum distillates, asbestos or asbestos-containing materials, polychlorinated biphenyls, radon gas, infectious or medical wastes and all other substances or wastes of any nature regulated pursuant to any Environmental Law.

     "Increase Effective Date"
     -------------------------
has the meaning specified in Section 2.14(d).

     "Indebtedness"
     --------------
means, as to any Person at a particular time, without duplication, all of the following, whether or not included as indebtedness or liabilities in accordance with GAAP:

          (a) all obligations of such Person for borrowed money and all obligations of such Person evidenced by bonds, debentures, notes, loan agreements or other similar instruments;

          (b) all direct or contingent obligations of such Person arising under letters of credit (including standby and commercial), bankers' acceptances, bank guaranties, surety bonds and similar instruments;

          (c) net obligations of such Person under any Swap Contract;

          (d) all obligations of such Person to pay the deferred purchase price of property or services (other than trade accounts payable in the ordinary course of business and, in each case, not past due for more than 90 days after the date on which such trade account payable was created);

          (e) indebtedness (excluding prepaid interest thereon) secured by a Lien on property owned or being purchased by such Person (including indebtedness arising under conditional sales or other title retention agreements), whether or not such indebtedness shall have been assumed by such Person or is limited in recourse;

          (f) capital leases and Synthetic Lease Obligations;

          (g) all obligations of such Person to purchase, redeem, retire, defease or otherwise make any payment in respect of any Equity Interest in such Person or any other Person, valued, in the case of a redeemable preferred interest, at the greater of its voluntary or involuntary liquidation preference plus accrued and unpaid dividends; and

          (h) all Guarantees of such Person in respect of any of the foregoing.

     For all purposes hereof, the Indebtedness of any Person shall include the Indebtedness of any partnership or joint venture (other than a joint venture that is itself a corporation or limited liability company) in which such Person is a general partner or a joint venturer to the extent such Person is liable therefor as a result of such Person's ownership interest in or other relationship with such partnership or joint venture, unless such Indebtedness is expressly made non-recourse to such Person. The amount of any net obligation under any Swap Contract on any date shall be deemed to be the Swap Termination Value thereof as of such date. The amount of any capital lease or Synthetic Lease Obligation as of any date shall be deemed to be the amount of Attributable Indebtedness in respect thereof as of such date.

     "Indemnified Taxes"
     -------------------
means Taxes other than Excluded Taxes.

     "Indemnitees"
     -------------
has the meaning specified in Section 10.04(b).

     "Information"
     -------------
has the meaning specified in Section 10.07.

     "Interest Period"
     -----------------
means (a) as to each Eurodollar Rate Loan, the period commencing on the date such Eurodollar Rate Loan is disbursed or (in the case of any Eurodollar Rate Committed Loan) converted to or continued as a Eurodollar Rate Loan and ending on the date one, two, three or six months thereafter (subject to availability), as selected by the Borrower in its Committed Loan Notice or Bid Request, as the case may be; and (b) as to each Absolute Rate Loan, a period of not less than 14 days and not more than 180 days as selected by the Borrower in its Bid Request; provided that:

          (i) any Interest Period that would otherwise end on a day that is not a Business Day shall be extended to the next succeeding Business Day unless, in the case of a Eurodollar Rate Loan, such Business Day falls in another calendar month, in which case such Interest Period shall end on the next preceding Business Day;

          (ii) any Interest Period pertaining to a Eurodollar Rate Loan that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of the calendar month at the end of such Interest Period; and

          (iii) no Interest Period shall extend beyond the Maturity Date.

     "Internal Control Event"
     ------------------------
means a material weakness in, or fraud that involves management or other employees who have a significant role in, the Borrower's internal controls over financial reporting, in each case as described in the Securities Laws.

     "Investment"
     ------------
means, as to any Person, any direct or indirect acquisition or investment by such Person, whether by means of (a) the purchase or other acquisition of capital stock or other securities of another Person, (b) a loan, advance or capital contribution to, Guarantee or assumption of debt of, or purchase or other acquisition of any other debt or equity participation or interest in, another Person, including any partnership or joint venture interest in such other Person and any arrangement pursuant to which the investor Guarantees Indebtedness of such other Person, or (c) the purchase or other acquisition (in one transaction or a series of transactions) of assets of another Person that constitute a business unit. For purposes of covenant compliance, the amount of any Investment shall be the amount actually invested, without adjustment for subsequent increases or decreases in the value of such Investment.

     "IP Rights"
     -----------
has the meaning specified in Section 5.17.

     "IRS"
     -----
means the United States Internal Revenue Service.

     "Laws"
     ------
means, collectively, all international, foreign, Federal, state and local statutes, treaties, rules, guidelines, regulations, ordinances, codes and administrative or judicial precedents or authorities, including the interpretation or administration thereof by any Governmental Authority charged with the enforcement, interpretation or administration thereof, and all applicable administrative orders, directed duties, requests, licenses, authorizations and permits of, and agreements with, any Governmental Authority, in each case whether or not having the force of law.

     "Lender"
     --------
has the meaning specified in the introductory paragraph hereto and, as the context requires, includes the Swing Line Lender.

     "Lending Office"
     ----------------
means, as to any Lender, the office or offices of such Lender described as such in such Lender's Administrative Questionnaire, or such other office or offices as a Lender may from time to time notify the Borrower and the Administrative Agent.

     "Lien"
     ------
means any mortgage, pledge, hypothecation, assignment, deposit arrangement, encumbrance, lien (statutory or other), charge, or preference, priority or other security interest or preferential arrangement in the nature of a security interest of any kind or nature whatsoever (including any conditional sale or other title retention agreement, any easement, right of way or other encumbrance on title to real property, and any financing lease having substantially the same economic effect as any of the foregoing).

     "Loan"
     ------
means an extension of credit by a Lender to the Borrower under Article II in the form of a Committed Loan, a Bid Loan or a Swing Line Loan.

     "Loan Documents"
     ----------------
means this Agreement, each Note, the Fee Letter and each other agreement, certificate, document or instrument delivered in connection with any Loan Document, whether or not specifically mentioned herein or therein.

     "Material Adverse Effect"
     -------------------------
means (a) a material adverse change in, or a material adverse effect upon, the operations, business, properties, liabilities (actual or contingent), condition (financial or otherwise) or prospects of the Borrower or the Borrower and its Subsidiaries taken as a whole; (b) a material impairment of the ability of the Borrower to perform its obligations under any Loan Document; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the Borrower of any Loan Document.

     "Material Subsidiary"
     ---------------------
means, as of any date, any Subsidiary of the Borrower which (together with its Subsidiaries) accounts for (a) 5% or more of total assets of the Borrower and its Subsidiaries on a consolidated basis as of such date or (b) 5% or more of revenues of the Borrower and its Subsidiaries on a consolidated basis as of such date.

     "Maturity Date"
     ---------------
means November 9, 2010.

     "Multiemployer Plan"
     --------------------
means any employee benefit plan of the type described in Section 4001(a)(3) of ERISA, to which the Borrower or any ERISA Affiliate makes or is obligated to make contributions, or during the preceding five plan years, has made or been obligated to make contributions.

     "Note"
     ------
means a promissory note made by the Borrower in favor of a Lender evidencing Loans made by such Lender, substantially in the form of Exhibit D.

     "Obligations"
     -------------
means all advances to, and debts, liabilities, obligations covenants and duties of, the Borrower arising under any Loan Document, any Rate Protection Agreement or otherwise with respect to any Loan, whether direct or indirect (including those acquired by assumption), absolute or contingent, due or to become due, now existing or hereafter arising and including interest and fees that accrue after the commencement by or against the Borrower or any Affiliate thereof of any proceeding under any Debtor Relief Laws naming such Person as the debtor in such proceeding, regardless of whether such interest and fees are allowed claims in such proceeding.

     "Organization Documents"
     ------------------------
means, (a) with respect to any corporation, the certificate or articles of incorporation and the bylaws (or equivalent or comparable constitutive documents with respect to any non-U.S. jurisdiction); (b) with respect to any limited liability company, the certificate or articles of formation or organization and operating agreement; and (c) with respect to any partnership, joint venture, trust or other form of business entity, the partnership, joint venture or other applicable agreement of formation or organization and any agreement, instrument, filing or notice with respect thereto filed in connection with its formation or organization with the applicable Governmental Authority in the jurisdiction of its formation or organization and, if applicable, any certificate or articles of formation or organization of such entity.

     "Other Taxes"
     -------------
means all present or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies arising from any payment made hereunder or under any other Loan Document or from the execution, delivery or enforcement of, or otherwise with respect to, this Agreement or any other Loan Document.

     "Outstanding Amount"
     --------------------
means with respect to Committed Loans, Bid Loans and Swing Line Loans, as the case may be, on any date, the aggregate outstanding principal amount thereof after giving effect to any borrowings and prepayments or repayments of Committed Loans, Bid Loans and Swing Line Loans, as the case may be, occurring on such date.

     "Participant"
     -------------
has the meaning specified in Section 10.06(d).

     "Patriot Act"
     -------------
means the USA PATRIOT Act (Title III of Pub. L. 107-56 (signed into law October 26, 2001))

     "Patriot Act Disclosures"
     -------------------------
means all documentation and other information which the Administrative Agent or any Lender reasonably requests in order to comply with its ongoing obligations under applicable "know your customer" and anti-money laundering rules and regulations, including the Patriot Act.

     "PBGC"
     ------
means the Pension Benefit Guaranty Corporation.

     "Pension Plan"
     --------------
means any "employee pension benefit plan" (as such term is defined in Section 3(2) of ERISA), other than a Multiemployer Plan, that is subject to Title IV of ERISA and is sponsored or maintained by the Borrower or any ERISA Affiliate or to which the Borrower or any ERISA Affiliate contributes or has an obligation to contribute, or in the case of a multiple employer or other plan described in
Section 4064(a) of ERISA, has made contributions at any time during the immediately preceding five plan years.

     "Permitted Acquisition"
     -----------------------
means an acquisition (whether pursuant to an acquisition of Equity Interests, assets or otherwise) by the Borrower or any Subsidiary of a business or a line of business from any Person in which the following conditions are satisfied:

          (a) immediately before and after giving effect to such acquisition, no Default shall have occurred and be continuing or would result therefrom (including under Section 7.07); and

          (b) the Borrower shall have delivered to the Administrative Agent a Compliance Certificate for the period of the most recently completed four full fiscal quarters immediately preceding such acquisition (prepared in good faith and in a manner and using such methodology which is consistent with the most recent financial statements delivered pursuant to Section 6.01) giving pro forma effect to the consummation of such acquisition and evidencing compliance with the covenants set forth in Section 7.11.

     "Permitted Holders"
     -------------------
means Deborah E. Wiley, Peter Booth Wiley and William Bradford Wiley II, and their respective Affiliates and Associates.

     "Permitted Refinancing"
     -----------------------
is defined in Section 7.03(b).

     "Person"
     --------
means any natural person, corporation, limited liability company, trust, joint venture, association, company, partnership, Governmental Authority or other entity.

     "Plan"
     ------
means any "employee benefit plan" (as such term is defined in Section 3(3) of ERISA) established by the Borrower or, with respect to any such plan that is subject to Section 412 of the Code or Title IV of ERISA, any ERISA Affiliate.

     "Platform"
     ----------
has the meaning specified in Section 6.02.

     "Rate Protection Agreement"
     ---------------------------
means any Swap Contract entered into with a Swap Counterparty.

     "RBS Credit Agreement"
     ----------------------
means that certain Credit Agreement, dated as of April 21, 2005, among Wiley Europe Limited, Wiley-Vch Verlag GMBH & Co. KGAA, as borrowers, and The Royal Bank of Scotland PLC acting as agent for National Westminster Bank PLC.

     "Register"
     ----------
has the meaning specified in Section 10.06(c).

     "Registered Public Accounting Firm"
     -----------------------------------
has the meaning specified in the Securities Laws and shall be independent of the Borrower as prescribed by the Securities Laws.

     "Related Parties"
     -----------------
means, with respect to any Person, such Person's Affiliates and the partners, directors, officers, employees, agents and advisors of such Person and of such Person's Affiliates.

     "Reportable Event"
     ------------------
means any of the events set forth in Section 4043(c) of ERISA, other than events for which the 30 day notice period has been waived.

     "Request for Credit Extension"
     ------------------------------
means (a) with respect to a Borrowing, conversion or continuation of Committed Loans, a Committed Loan Notice, (b) with respect to a Bid Loan, a Bid Request, and (c) with respect to a Swing Line Loan, a Swing Line Loan Notice.

     "Required Lenders"
     ------------------
means, as of any date of determination, Lenders having more than 50% of the Aggregate Commitments or, if the commitment of each Lender to make Loans has been terminated pursuant to Section 8.02, Lenders holding in the aggregate more than 50% of the Total Outstandings (with the aggregate amount of each Lender's risk participation and funded participation in Swing Line Loans being deemed "held" by such Lender for purposes of this definition); provided that the Commitment of, and the portion of the Total Outstandings held or deemed held by, any Defaulting Lender shall be excluded for purposes of making a determination of Required Lenders.

     "Responsible Officer"
     ---------------------
means the chief executive officer, president, chief financial officer, treasurer or assistant treasurer of the Borrower. Any document delivered hereunder that is signed by a Responsible Officer of the Borrower shall be conclusively presumed to have been authorized by all necessary corporate, partnership and/or other action on the part of the Borrower and such Responsible Officer shall be conclusively presumed to have acted on behalf of the Borrower.

     "Restricted Payment"
     --------------------
means any dividend or other distribution (whether in cash, securities or other property) with respect to any capital stock or other Equity Interest of the Borrower or any Subsidiary, or any payment (whether in cash, securities or other property), including any sinking fund or similar deposit, on account of the purchase, redemption, retirement, acquisition, cancellation or termination of any such capital stock or other Equity Interest, or on account of any return of capital to the Borrower's stockholders, partners or members (or the equivalent Person thereof).

     "Sarbanes-Oxley"
     ----------------
means the Sarbanes-Oxley Act of 2002.

     "SEC"
     -----
means the Securities and Exchange Commission, or any Governmental Authority succeeding to any of its principal functions.

     "Securities Laws"
     -----------------
means the Securities Act of 1933, the Securities Exchange Act of 1934, Sarbanes-Oxley and the applicable accounting and auditing principles, rules, standards and practices promulgated, approved or incorporated by the SEC or the Public Company Accounting Oversight Board, as each of the foregoing may be amended and in effect on any applicable date hereunder.

     "Solvent"
     ---------
means,  with  respect  to any  Person on a  particular  date,  that on such date
(a) the fair value of the assets of such Person, at a fair valuation, is greater than the total amount of liabilities, including contingent liabilities, of such Person, (b) the present fair value of the assets of such Person is not less than the amount that will be required to pay the probable liability of such Person on its debts as they become absolute and matured, (c) such Person does not intend to, and does not believe that it will, incur debts or liabilities beyond the ability of such Person to pay as such debts and liabilities mature, and (d) such Person is not engaged in business or a transaction, and such Person is not about to engage in a business or a transaction, for which the assets of such Person would constitute an unreasonably small capital after giving effect to transactions contemplated by this Agreement. The amount of contingent liabilities at any time shall be computed as the amount that, in light of all the facts and circumstances existing at such time, can reasonably be expected to become an actual or matured liability.

     "SPC"
     -----
has the meaning specified in Section 10.06(h).

     "Subsidiary"
     ------------
of a Person means a corporation, partnership, joint venture, limited liability company or other business entity of which a majority of the shares of securities or other interests having ordinary voting power for the election of directors or other governing body (other than securities or interests having such power only by reason of the happening of a contingency) are at the time beneficially owned, or the management of which is otherwise controlled, directly, or indirectly through one or more intermediaries, or both, by such Person. Unless otherwise specified, all references herein to a "Subsidiary" or to "Subsidiaries" shall refer to a Subsidiary or Subsidiaries of the Borrower.

     "Swap Contract"
     ---------------
means (a) any and all rate swap transactions, basis swaps, credit derivative transactions, forward rate transactions, commodity swaps, commodity options, forward commodity contracts, equity or equity index swaps or options, bond or bond price or bond index swaps or options or forward bond or forward bond price or forward bond index transactions, interest rate options, forward foreign exchange transactions, cap transactions, floor transactions, collar transactions, currency swap transactions, cross-currency rate swap transactions, currency options, spot contracts, or any other similar transactions or any combination of any of the foregoing (including any options to enter into any of the foregoing), whether or not any such transaction is governed by or subject to any master agreement, and (b) any and all transactions of any kind, and the related confirmations, which are subject to the terms and conditions of, or governed by, any form of master agreement published by the International Swaps and Derivatives Association, Inc., any International Foreign Exchange Master Agreement, or any other master agreement (any such master agreement, together with any related schedules, a "Master Agreement"), including any such obligations or liabilities under any Master Agreement.

     "Swap Counterparty"
     -------------------
means any Lender or any of its Affiliates that is a counterparty to a Swap Contract with the Borrower.

     "Swap Termination Value"
     ------------------------
means, in respect of any one or more Swap Contracts, after taking into account the effect of any legally enforceable netting agreement relating to such Swap Contracts, (a) for any date on or after the date such Swap Contracts have been closed out and termination value(s) determined in accordance therewith, such termination value(s), and (b) for any date prior to the date referenced in clause (a), the amount(s) determined as the mark-to-market value(s) for such Swap Contracts, as determined based upon one or more mid-market or other readily available quotations provided by any recognized dealer in such Swap Contracts (which may include a Lender or any Affiliate of a Lender).

     "Swing Line"
     ------------
means the revolving credit facility made available by the Swing Line Lender pursuant to Section 2.04.

     "Swing Line Borrowing"
     ----------------------
means a borrowing of a Swing Line Loan pursuant to Section 2.04.

     "Swing Line Lender"
     -------------------
means Bank of America in its capacity as provider of Swing Line Loans, or any successor swing line lender hereunder.

     "Swing Line Loan"
     -----------------
has the meaning specified in Section 2.04(a).

     "Swing Line Loan Notice"
     ------------------------
means a notice of a Swing Line Borrowing pursuant to Section 2.04(b), which, if in writing, shall be substantially in the form of Exhibit C.

     "Swing Line Sublimit"
     ---------------------
means an amount equal to the lesser of (a) $25,000,000 and (b) the Aggregate Commitments. The Swing Line Sublimit is part of, and not in addition to, the Aggregate Commitments.

     "Synthetic Lease Obligation"
     ----------------------------
means the monetary obligation of a Person under (a) a so-called synthetic, off-balance sheet or tax retention lease, or (b) an agreement for the use or possession of property creating obligations that do not appear on the balance sheet of such Person but which, upon the insolvency or bankruptcy of such Person, would be characterized as the indebtedness of such Person (without regard to accounting treatment).

     "Taxes"
     -------
means all present or future taxes, levies, imposts, duties, deductions, withholdings, assessments, fees or other charges imposed by any Governmental Authority, including any interest, additions to tax or penalties applicable thereto.

     "Threshold Amount"
     ------------------
means $5,000,000.

     "Total Outstandings"
     --------------------
means the aggregate Outstanding Amount of all Loans.

     "Type"
     ------
means (a) with respect to a Committed Loan, its character as a Base Rate Loan or a Eurodollar Rate Loan, and (b) with respect to a Bid Loan, its character as an Absolute Rate Loan or a Eurodollar Margin Bid Loan.

     "Unfunded Pension Liability"
     ----------------------------
means  the  excess  of  a  Pension  Plan's  benefit  liabilities  under  Section
4001(a)(16) of ERISA, over the current value of that Pension Plan's assets, determined in accordance with the assumptions used for funding the Pension Plan pursuant to Section 412 of the Code for the applicable plan year.

     "United States"
     ---------------
and "U.S." mean the United States of America.

     1.02 Other Interpretive Provisions. With reference to this Agreement and each other Loan Document, unless otherwise specified herein or in such other Loan Document:

          (a) The definitions of terms herein shall apply equally to the singular and plural forms of the terms defined. Whenever the context may require, any pronoun shall include the corresponding masculine, feminine and neuter forms. The words "include," "includes" and "including" shall be deemed to be followed by the phrase "without limitation." The word "will" shall be construed to have the same meaning and effect as the word "shall." Unless the context requires otherwise, (i) any definition of or reference to any agreement, instrument or other document (including any Organization Document) shall be construed as referring to such agreement, instrument or other document as from time to time amended, supplemented or otherwise modified (subject to any restrictions on such amendments, supplements or modifications set forth herein or in any other Loan Document), (ii) any reference herein to any Person shall be construed to include such Person's successors and assigns, (iii) the words "herein," "hereof" and "hereunder," and words of similar import, when used in any Loan Document, shall be construed to refer to such Loan Document in its entirety and not to any particular provision thereof, (iv) all references in a Loan Document to Articles, Sections, Exhibits and Schedules shall be construed to refer to Articles and Sections of, and Exhibits and Schedules to, the Loan Document in which such references appear, (v) any reference to any law shall include all statutory and regulatory provisions consolidating, amending, replacing or interpreting such law and any reference to any law or regulation shall, unless otherwise specified, refer to such law or regulation as amended, modified or supplemented from time to time, and (vi) the words "asset" and "property" shall be construed to have the same meaning and effect and to refer to any and all tangible and intangible assets and properties, including cash, securities, accounts and contract rights.

          (b) In the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including;" the words "to" and "until" each mean "to but excluding;" and the word "through" means "to and including."

          (c) Section headings herein and in the other Loan Documents are included for convenience of reference only and shall not affect the interpretation of this Agreement or any other Loan Document.


     1.03 Accounting Terms. (a) Generally. All accounting terms not specifically or completely defined herein shall be construed in conformity with, and all financial data (including financial ratios and other financial calculations) required to be submitted pursuant to this Agreement shall be prepared in conformity with, GAAP applied on a consistent basis, as in effect from time to time, applied in a manner consistent with that used in preparing the Audited Financial Statements, except as otherwise specifically prescribed herein.

     (b) Changes in GAAP. If at any time any change in GAAP would affect the computation of any financial ratio or requirement set forth in any Loan Document, and either the Borrower or the Required Lenders shall so request, the Administrative Agent, the Lenders and the Borrower shall negotiate in good faith to amend such ratio or requirement to preserve the original intent thereof in light of such change in GAAP (subject to the approval of the Required Lenders); provided that, until so amended, (i) such ratio or requirement shall continue to be computed in accordance with GAAP prior to such change therein and (ii) the Borrower shall provide to the Administrative Agent and the Lenders financial statements and other documents required under this Agreement or as reasonably requested hereunder setting forth a reconciliation between calculations of such ratio or requirement made before and after giving effect to such change in GAAP.


     1.04 Rounding. Any financial ratios required to be maintained by the Borrower pursuant to this Agreement shall be calculated by dividing the appropriate component by the other component, carrying the result to one place more than the number of places by which such ratio is expressed herein and rounding the result up or down to the nearest number (with a rounding-up if there is no nearest number).


     1.05 Times of Day. Unless otherwise specified, all references herein to times of day shall be references to Eastern time (daylight or standard, as applicable).

                                  ARTICLE II.
                      THE COMMITMENTS AND CREDIT EXTENSIONS

     2.01 Committed Loans. Subject to the terms and conditions set forth herein, each Lender severally agrees to make loans (each such loan, a "Committed Loan") to the Borrower from time to time, on any Business Day during the Availability Period, in an aggregate amount not to exceed at any time outstanding the amount of such Lender's Commitment; provided that after giving effect to any Committed Borrowing, (i) the Total Outstandings shall not exceed the dollar amount of Aggregate Commitments, and (ii) the aggregate Outstanding Amount of the Committed Loans of any Lender, plus such Lender's Applicable Percentage of the Outstanding Amount of all Swing Line Loans shall not exceed the dollar amount of such Lender's Commitment. Within the limits of each Lender's Commitment, and subject to the other terms and conditions hereof, the Borrower may borrow under this Section 2.01, prepay under Section 2.05, and reborrow under this Section
2.01. Committed Loans may be Base Rate Loans or Eurodollar Rate Loans, as further provided herein.

     2.02 Borrowings, Conversions and Continuations of Committed Loans.

     (a) Each Committed Borrowing, each conversion of Committed Loans from one Type to the other, and each continuation of Eurodollar Rate Committed Loans shall be made upon the Borrower's irrevocable notice to the Administrative Agent, which may be given by telephone. Each such notice must be received by the Administrative Agent not later than 11:00 a.m. (i) three Business Days prior to the requested date of any Borrowing of, conversion to or continuation of Eurodollar Rate Committed Loans or of any conversion of Eurodollar Rate Committed Loans to Base Rate Committed Loans, and (ii) on the requested date of any Borrowing of Base Rate Committed Loans. Each telephonic notice by the Borrower pursuant to this Section 2.02(a) must be confirmed promptly by delivery to the Administrative Agent of a written Committed Loan Notice, appropriately completed and signed by a Responsible Officer of the Borrower. Each Borrowing of, conversion to or continuation of Eurodollar Rate Committed Loans shall be in a principal amount of $5,000,000 or a whole multiple of $1,000,000 in excess thereof. Except as provided in Section 2.04(c), each Borrowing of or conversion to Base Rate Committed Loans shall be in a principal amount of $500,000 or a whole multiple of $100,000 in excess thereof. Each Committed Loan Notice
(whether telephonic or written) shall specify (i) whether the Borrower is requesting a Committed Borrowing, a conversion of Committed Loans from one Type to the other, or a continuation of Eurodollar Rate Committed Loans, (ii) the requested date of the Borrowing, conversion or continuation, as the case may be (which shall be a Business Day), (iii) the principal amount of Committed Loans to be borrowed, converted or continued, (iv) the Type of Committed Loans to be borrowed or to which existing Committed Loans are to be converted, and (v) if applicable, the duration of the Interest Period with respect thereto. If the Borrower fails to specify a Type of Committed Loan in a Committed Loan Notice or if the Borrower fails to give a timely notice requesting a conversion or continuation, then the applicable Committed Loans shall be made as, or converted to, Base Rate Loans. Any such automatic conversion to Base Rate Loans shall be effective as of the last day of the Interest Period then in effect with respect to the applicable Eurodollar Rate Committed Loans. If the Borrower requests a Borrowing of, conversion to, or continuation of Eurodollar Rate Committed Loans in any such Committed Loan Notice, but fails to specify an Interest Period, it will be deemed to have specified an Interest Period of one month.

     (b) Following receipt of a Committed Loan Notice, the Administrative Agent shall promptly notify each Lender of the amount of its Applicable Percentage of the applicable Committed Loans, and if no timely notice of a conversion or continuation is provided by the Borrower, the Administrative Agent shall notify each Lender of the details of any automatic conversion to Base Rate Loans described in the preceding clause. In the case of a Committed Borrowing, each Lender shall make the amount of its Committed Loan available to the Administrative Agent in immediately available funds at the Administrative Agent's Office not later than 1:00 p.m. on the Business Day specified in the applicable Committed Loan Notice. Upon satisfaction of the applicable conditions set forth in Section 4.02 (and, if such Borrowing is the initial Credit Extension, Section 4.01), the Administrative Agent shall make all funds so received available to the Borrower in like funds as received by the Administrative Agent either by (i) crediting the account of the Borrower on the books of Bank of America with the amount of such funds or (ii) wire transfer of such funds, in each case in accordance with instructions provided to (and reasonably acceptable to) the Administrative Agent by the Borrower.

     (c) Except as otherwise provided herein, a Eurodollar Rate Committed Loan may be continued or converted only on the last day of an Interest Period for such Eurodollar Rate Committed Loan. During the existence of a Default, no Loans may be requested as, converted to or continued as Eurodollar Rate Committed Loans without the consent of the Required Lenders.

     (d) The Administrative Agent shall promptly notify the Borrower and the Lenders of the interest rate applicable to any Interest Period for Eurodollar Rate Committed Loans upon determination of such interest rate. At any time that Base Rate Loans are outstanding, the Administrative Agent shall notify the Borrower and the Lenders of any change in Bank of America's prime rate used in determining the Base Rate promptly following the public announcement of such change.

     (e) After giving effect to all Committed Borrowings, all conversions of Committed Loans from one Type to the other, and all continuations of Committed Loans as the same Type, there shall not be more than ten Interest Periods in effect with respect to Committed Loans.


     2.03 Bid Loans.

     (a) General. Subject to the terms and conditions set forth herein, each Lender agrees that the Borrower may from time to time request the Lenders to submit offers to make loans (each such loan, a "Bid Loan") to the Borrower prior to the Maturity Date pursuant to this Section 2.03; provided that after giving effect to any Bid Borrowing, (i) the Total Outstandings shall not exceed the dollar amount of the Aggregate Commitments and (ii) the aggregate Outstanding Amount of all Bid Loans shall not exceed the Bid Loan Sublimit. There shall not be more than five different Interest Periods in effect with respect to Bid Loans at any time.

     (b) Requesting Competitive Bids. The Borrower may request the submission of Competitive Bids by delivering a Bid Request to the Administrative Agent not later than 12:00 noon (i) one Business Day prior to the requested date of any Bid Borrowing that is to consist of Absolute Rate Loans, or (ii) four Business Days prior to the requested date of any Bid Borrowing that is to consist of Eurodollar Margin Bid Loans. Each Bid Request shall specify (i) the requested date of the Bid Borrowing (which shall be a Business Day), (ii) the aggregate principal amount of Bid Loans requested (which must be $5,000,000 or a whole multiple of $1,000,000 in excess thereof), (iii) the Type of Bid Loans requested, and (iv) the duration of the Interest Period with respect thereto, and shall be signed by a Responsible Officer of the Borrower. No Bid Request shall contain a request for (i) more than one Type of Bid Loan or (ii) Bid Loans having more than three different Interest Periods. Unless the Administrative Agent otherwise agrees in its sole and absolute discretion, the Borrower may not submit a Bid Request if it has submitted another Bid Request within the prior five Business Days.

     (c) Submitting Competitive Bids.

          (i) The Administrative Agent shall promptly notify each Lender of each Bid Request received by it from the Borrower and the contents of such Bid Request.

          (ii) Each Lender may (but shall have no obligation to) submit a Competitive Bid containing an offer to make one or more Bid Loans in response to such Bid Request. Such Competitive Bid must be delivered to the Administrative Agent not later than 10:30 a.m. (A) on the requested date of any Bid Borrowing that is to consist of Absolute Rate Loans, and (B) three Business Days prior to the requested date of any Bid Borrowing that is to consist of Eurodollar Margin Bid Loans; provided that any Competitive Bid submitted by Bank of America in its capacity as a Lender in response to any Bid Request must be submitted to the Administrative Agent not later than 10:15 a.m. on the date on which Competitive Bids are required to be delivered by the other Lenders in response to such Bid Request. Each Competitive Bid shall specify (A) the proposed date of the Bid Borrowing;
     (B) the principal amount of each Bid Loan for which such Competitive Bid is being made, which principal amount (x) may be equal to, greater than or less than the Commitment of the bidding Lender, (y) must be $5,000,000 or a whole multiple of $1,000,000 in excess thereof, and (z) may not exceed the principal amount of Bid Loans for which Competitive Bids were requested;
     (C) if the proposed Bid Borrowing is to consist of Absolute Rate Bid Loans, the Absolute Rate offered for each such Bid Loan and the Interest Period applicable thereto; (D) if the proposed Bid Borrowing is to consist of Eurodollar Margin Bid Loans, the Eurodollar Bid Margin with respect to each such Eurodollar Margin Bid Loan and the Interest Period applicable thereto; and (E) the identity of the bidding Lender.

          (iii) Any Competitive Bid shall be disregarded if it (A) is received after the applicable time specified in clause (ii) above, (B) is not substantially in the form of a Competitive Bid as specified herein, (C) contains qualifying, conditional or similar language, (D) proposes terms other than or in addition to those set forth in the applicable Bid Request, or (E) is otherwise not responsive to such Bid Request. Any Lender may correct a Competitive Bid containing a manifest error by submitting a corrected Competitive Bid (identified as such) not later than the applicable time required for submission of Competitive Bids. Any such submission of a corrected Competitive Bid shall constitute a revocation of the Competitive Bid that contained the manifest error. The Administrative Agent may, but shall not be required to, notify any Lender of any manifest error it detects in such Lender's Competitive Bid.

          (iv) Subject only to the provisions of Sections 3.02, 3.03 and 4.02 and clause (iii) above, each Competitive Bid shall be irrevocable.

     (d) Notice to Borrower of Competitive Bids. Not later than 11:00 a.m. (i) on the requested date of any Bid Borrowing that is to consist of Absolute Rate Loans, or (ii) three Business Days prior to the requested date of any Bid Borrowing that is to consist of Eurodollar Margin Bid Loans, the Administrative Agent shall notify the Borrower of the identity of each Lender that has submitted a Competitive Bid that complies with Section 2.03(c) and of the terms of the offers contained in each such Competitive Bid.

     (e) Acceptance of Competitive Bids. Not later than 11:30 a.m. (i) on the requested date of any Bid Borrowing that is to consist of Absolute Rate Loans, and (ii) three Business Days prior to the requested date of any Bid Borrowing that is to consist of Eurodollar Margin Bid Loans, the Borrower shall notify the Administrative Agent of its acceptance or rejection of the offers notified to it pursuant to Section 2.03(d). The Borrower shall be under no obligation to accept any Competitive Bid and may choose to reject all Competitive Bids. In the case of acceptance, such notice shall specify the aggregate principal amount of Competitive Bids for each Interest Period that is accepted. The Borrower may accept any Competitive Bid in whole or in part; provided that:

          (i) the aggregate principal amount of each Bid Borrowing may not exceed the applicable amount set forth in the related Bid Request;

          (ii) the principal amount of each Bid Loan must be $5,000,000 or a whole multiple of $1,000,000 in excess thereof;

          (iii) the acceptance of offers may be made only on the basis of ascending Absolute Rates or Eurodollar Bid Margins within each Interest Period; and

          (iv) the  Borrower  may not  accept  any offer  that is  described  in
     Section   2.03(c)(iii)   or  that  otherwise   fails  to  comply  with  the
     requirements hereof.

     (f) Procedure for Identical Bids. If two or more Lenders have submitted Competitive Bids at the same Absolute Rate or Eurodollar Bid Margin, as the case may be, for the same Interest Period, and the result of accepting all of such Competitive Bids in whole (together with any other Competitive Bids at lower Absolute Rates or Eurodollar Bid Margins, as the case may be, accepted for such Interest Period in conformity with the requirements of Section 2.03(e)(iii)) would be to cause the aggregate outstanding principal amount of the applicable Bid Borrowing to exceed the amount specified therefor in the related Bid Request, then, unless otherwise agreed by the Borrower, the Administrative Agent and such Lenders, such Competitive Bids shall be accepted as nearly as possible in proportion to the amount offered by each such Lender in respect of such Interest Period, with such accepted amounts being rounded to the nearest whole multiple of $1,000,000.

     (g)  Notice  to  Lenders  of   Acceptance   or  Rejection   of  Bids.   The
Administrative Agent shall promptly notify each Lender having submitted a Competitive Bid whether or not its offer has been accepted and, if its offer has been accepted, of the amount of the Bid Loan or Bid Loans to be made by it on the date of the applicable Bid Borrowing. Any Competitive Bid or portion thereof that is not accepted by the Borrower by the applicable time specified in Section 2.03(e) shall be deemed rejected.

     (h) Notice of Eurodollar Rate. If any Bid Borrowing is to consist of Eurodollar Margin Loans, the Administrative Agent shall determine the Eurodollar Rate for the relevant Interest Period, and promptly after making such determination, shall notify the Borrower and the Lenders that will be participating in such Bid Borrowing of such Eurodollar Rate.

     (i) Funding of Bid Loans.  Each Lender that has received notice pursuant to
Section 2.03(g) that all or a portion of its Competitive Bid has been accepted by the Borrower shall make the amount of its Bid Loan(s) available to the Administrative Agent in immediately available funds at the Administrative Agent's Office not later than 1:00 p.m. on the date of the requested Bid Borrowing. Upon satisfaction of the applicable conditions set forth in Section 4.02, the Administrative Agent shall make all funds so received available to the Borrower in like funds as received by the Administrative Agent.

     (j) Notice of Range of Bids. After each Competitive Bid auction pursuant to this Section 2.03, the Administrative Agent shall notify each Lender that submitted a Competitive Bid in such auction of the ranges of bids submitted (without the bidder's name) and accepted for each Bid Loan and the aggregate amount of each Bid Borrowing.


     2.04 Swing Line Loans.

     (a) The Swing Line. Subject to the terms and conditions set forth herein, the Swing Line Lender agrees, in reliance upon the agreements of the other Lenders set forth in this Section 2.04, to make loans (each such loan, a "Swing Line Loan") to the Borrower from time to time on any Business Day during the Availability Period in an aggregate amount not to exceed at any time outstanding the amount of the Swing Line Sublimit, notwithstanding the fact that such Swing Line Loans, when aggregated with the Applicable Percentage of the Outstanding Amount of Committed Loans of the Lender acting as Swing Line Lender, may exceed the amount of such Lender's Commitment; provided that after giving effect to any Swing Line Loan, (i) the Total Outstandings shall not exceed the dollar amount of the Aggregate Commitments, and (ii) the aggregate Outstanding Amount of the Committed Loans of any Lender, plus such Lender's Applicable Percentage of the Outstanding Amount of all Swing Line Loans shall not exceed the dollar amount of such Lender's Commitment, and provided, further, that the Borrower shall not use the proceeds of any Swing Line Loan to refinance any outstanding Swing Line Loan. Within the foregoing limits, and subject to the other terms and conditions hereof, the Borrower may borrow under this Section 2.04, prepay under Section 2.05, and reborrow under this Section 2.04. Each Swing Line Loan shall be a Base Rate Loan. Immediately upon the making of a Swing Line Loan, each Lender shall be deemed to, and hereby irrevocably and unconditionally agrees to, purchase from the Swing Line Lender a risk participation in such Swing Line Loan in an amount equal to the product of such Lender's Applicable Percentage times the amount of such Swing Line Loan.

     (b) Borrowing Procedures. Each Swing Line Borrowing shall be made upon the Borrower's irrevocable notice to the Swing Line Lender and the Administrative Agent, which may be given by telephone. Each such notice must be received by the Swing Line Lender and the Administrative Agent not later than 1:00 p.m. on the requested borrowing date, and shall specify (i) the amount to be borrowed, which shall be a minimum of $1,000,000 and (ii) the requested borrowing date, which shall be a Business Day. Each such telephonic notice must be confirmed promptly by delivery to the Swing Line Lender and the Administrative Agent of a written Swing Line Loan Notice, appropriately completed and signed by a Responsible Officer of the Borrower. Promptly after receipt by the Swing Line Lender of any telephonic Swing Line Loan Notice, the Swing Line Lender will confirm with the Administrative Agent (by telephone or in writing) that the Administrative Agent has also received such Swing Line Loan Notice and, if not, the Swing Line Lender will notify the Administrative Agent (by telephone or in writing) of the contents thereof. Unless the Swing Line Lender has received notice (by telephone or in writing) from the Administrative Agent (including at the request of any Lender) prior to 2:00 p.m. on the date of the proposed Swing Line Borrowing (A) directing the Swing Line Lender not to make such Swing Line Loan as a result of the limitations set forth in the proviso to the first sentence of Section 2.04(a), or (B) that one or more of the applicable conditions specified in
Article IV is not then satisfied, then, subject to the terms and conditions hereof, the Swing Line Lender will, not later than 3:00 p.m. on the borrowing date specified in such Swing Line Loan Notice, make the amount of its Swing Line Loan available to the Borrower at its office by crediting the account of the Borrower on the books of the Swing Line Lender in immediately available funds.

     (c) Refinancing of Swing Line Loans.

          (i) The Swing Line Lender at any time in its sole and absolute discretion may request, on behalf of the Borrower (which hereby irrevocably authorizes the Swing Line Lender to so request on its behalf), that each Lender make a Base Rate Committed Loan in an amount equal to such Lender's Applicable Percentage of the amount of Swing Line Loans then outstanding. Such request shall be made in writing (which written request shall be deemed to be a Committed Loan Notice for purposes hereof) and in accordance with the requirements of Section 2.02, without regard to the minimum and multiples specified therein for the principal amount of Base Rate Loans, but subject to the unutilized portion of the Aggregate Commitments and the conditions set forth in Section 4.02. The Swing Line Lender shall furnish the Borrower with a copy of the applicable Committed Loan Notice promptly after delivering such notice to the Administrative Agent. Each Lender shall make an amount equal to its Applicable Percentage of the amount specified in such Committed Loan Notice available to the Administrative Agent in immediately available funds for the account of the Swing Line Lender at the Administrative Agent's Office not later than 1:00 p.m. on the day specified in such Committed Loan Notice, whereupon, subject to Section 2.04(c)(ii), each Lender that so makes funds available shall be deemed to have made a Base Rate Committed Loan to the Borrower in such amount. The Administrative Agent shall remit the funds so received to the Swing Line Lender.

          (ii) If for any reason any Swing Line Loan cannot be refinanced by such a Committed Borrowing in accordance with Section 2.04(c)(i), the request for Base Rate Committed Loans submitted by the Swing Line Lender as set forth herein shall be deemed to be a request by the Swing Line Lender that each of the Lenders fund its risk participation in the relevant Swing Line Loan and each Lender's payment to the Administrative Agent for the account of the Swing Line Lender pursuant to Section 2.04(c)(i) shall be deemed payment in respect of such participation.

          (iii) If any  Lender  fails to make  available  to the  Administrative
     Agent for the account of the Swing Line Lender any amount required to be paid by such Lender pursuant to the foregoing provisions of this Section 2.04(c) by the time specified in Section 2.04(c)(i), the Swing Line Lender shall be entitled to recover from such Lender (acting through the Administrative Agent), on demand, such amount with interest thereon for the period from the date such payment is required to the date on which such payment is immediately available to the Swing Line Lender at a rate per annum equal to the greater of the Federal Funds Rate and a rate determined by the Swing Line Lender in accordance with banking industry rules on interbank compensation. A certificate of the Swing Line Lender submitted to any Lender (through the Administrative Agent) with respect to any amounts owing under this clause (iii) shall be conclusive absent manifest error.

          (iv) Each Lender's obligation to make Committed Loans or to purchase and fund risk participations in Swing Line Loans pursuant to this Section 2.04(c) shall be absolute and unconditional and shall not be affected by any circumstance, including (A) any setoff, counterclaim, recoupment, defense or other right which such Lender may have against the Swing Line Lender, the Borrower or any other Person for any reason whatsoever, (B) the occurrence or continuance of a Default, or (C) any other occurrence, event or condition, whether or not similar to any of the foregoing; provided that each Lender's obligation to make Committed Loans pursuant to this Section 2.04(c) is subject to the conditions set forth in Section 4.02. No such funding of risk participations shall relieve or otherwise impair the obligation of the Borrower to repay Swing Line Loans, together with interest as provided herein.

     (d) Repayment of Participations.

          (i) At any time after any Lender has purchased and funded a risk participation in a Swing Line Loan, if the Swing Line Lender receives any payment on account of such Swing Line Loan, the Swing Line Lender will distribute to such Lender its Applicable Percentage of such payment (appropriately adjusted, in the case of interest payments, to reflect the period of time during which such Lender's risk participation was funded) in the same funds as those received by the Swing Line Lender.

          (ii) If any payment received by the Swing Line Lender in respect of principal or interest on any Swing Line Loan is required to be returned by the Swing Line Lender under any of the circumstances described in Section
     10.05 (including pursuant to any settlement entered into by the Swing Line Lender in its discretion), each Lender shall pay to the Swing Line Lender its Applicable Percentage thereof on demand of the Administrative Agent, plus interest thereon from the date of such demand to the date such amount is returned, at a rate per annum equal to the Federal Funds Rate. The Administrative Agent will make such demand upon the request of the Swing Line Lender. The obligations of the Lenders under this clause shall survive the payment in full of the Obligations and the termination of this Agreement.

     (e) Interest for Account of Swing Line Lender. The Swing Line Lender shall be responsible for invoicing the Borrower for interest on the Swing Line Loans. Until each Lender funds its Base Rate Committed Loan or risk participation pursuant to this Section 2.04 to refinance such Lender's Applicable Percentage of any Swing Line Loan, interest in respect of such Applicable Percentage shall be solely for the account of the Swing Line Lender.

     (f) Payments Directly to Swing Line Lender. The Borrower shall make all payments of principal and interest in respect of the Swing Line Loans directly to the Swing Line Lender.

     2.05 Prepayments.

     (a) The Borrower may, upon notice to the Administrative Agent, at any time or from time to time voluntarily prepay Committed Loans in whole or in part without premium or penalty; provided that (i) such notice must be received by the Administrative Agent not later than 11:00 a.m. (A) three Business Days prior to any date of prepayment of Eurodollar Rate Committed Loans and (B) on the date of prepayment of Base Rate Committed Loans; (ii) any prepayment of Eurodollar Rate Committed Loans shall be in a principal amount of $5,000,000 or a whole multiple of $1,000,000 in excess thereof; and (iii) any prepayment of Base Rate Committed Loans shall be in a principal amount of $500,000 or a whole multiple of $100,000 in excess thereof or, in each case, if less, the entire principal amount thereof then outstanding. Each such notice shall specify the date and amount of such prepayment and the Type(s) of Committed Loans to be prepaid. The Administrative Agent will promptly notify each Lender of its receipt of each such notice, and of the amount of such Lender's Applicable Percentage of such prepayment. If such notice is given by the Borrower, the Borrower shall make such prepayment and the payment amount specified in such notice shall be due and payable on the date specified therein. Any prepayment of a Eurodollar Rate Loan shall be accompanied by all accrued interest on the amount prepaid, together with any additional amounts required pursuant to Section 3.05. Each such prepayment shall be applied to the Committed Loans of the Lenders in accordance with their respective Applicable Percentages.

     (b) No Bid Loan may be prepaid without the prior consent of the applicable Bid Loan Lender.

     (c) The Borrower may, upon notice to the Swing Line Lender (with a copy to the Administrative Agent), at any time or from time to time, voluntarily prepay Swing Line Loans in whole or in part without premium or penalty; provided that
(i) such notice must be received by the Swing Line Lender and the Administrative Agent not later than 1:00 p.m. on the date of the prepayment, and (ii) any such prepayment shall be in a minimum principal amount of $1,000,000 or, if less, the entire principal amount thereof then outstanding. Each such notice shall specify the date and amount of such prepayment. If such notice is given by the Borrower, the Borrower shall make such prepayment and the payment amount specified in such notice shall be due and payable on the date specified therein.

     (d) If for any reason the Total Outstandings at any time exceed the dollar amount of the Aggregate Commitments then in effect, the Borrower shall immediately prepay Loans in an aggregate amount equal to such excess.


     2.06 Termination or Reduction of Commitments. The Borrower may, upon notice to the Administrative Agent, terminate the Aggregate Commitments, or from time to time permanently reduce the Aggregate Commitments; provided that (i) any such notice shall be received by the Administrative Agent not later than 11:00 a.m. five Business Days prior to the date of termination or reduction, (ii) any such partial reduction shall be in an aggregate amount of $10,000,000 or any whole multiple of $1,000,000 in excess thereof, (iii) the Borrower shall not terminate or reduce the Aggregate Commitments if, after giving effect thereto and to any concurrent prepayments hereunder, the Total Outstandings would exceed the dollar amount of the Aggregate Commitments, and (iv) if, after giving effect to any reduction of the Aggregate Commitments, the Bid Loan Sublimit or the Swing Line Sublimit exceeds the dollar amount of the Aggregate Commitments, such Sublimit shall be automatically reduced by the amount of such excess. The Administrative Agent will promptly notify the Lenders of any such notice of termination or reduction of the Aggregate Commitments. Any reduction of the Aggregate Commitments shall be applied to the Commitment of each Lender according to its Applicable Percentage. All fees accrued until the effective date of any termination of the Aggregate Commitments shall be paid on the effective date of such termination.

     2.07 Repayment of Loans.

     (a) The Borrower shall repay to the Lenders on the Maturity Date the aggregate principal amount of Committed Loans outstanding on such date.

     (b) The Borrower shall repay each Bid Loan on the last day of the Interest Period in respect thereof.

     (c) The Borrower shall repay each Swing Line Loan on the earlier to occur of (i) the date ten Business Days after such Loan is made and (ii) the Maturity Date.


     2.08 Interest.

     (a) Subject to the provisions of clause (b) below, (i) each Eurodollar Rate Committed Loan shall bear interest on the outstanding principal amount thereof for each Interest Period at a rate per annum equal to the Eurodollar Rate for such Interest Period plus the Applicable Rate; (ii) each Base Rate Committed Loan shall bear interest on the outstanding principal amount thereof from the applicable borrowing date at a rate per annum equal to the Base Rate; (iii) each Bid Loan shall bear interest on the outstanding principal amount thereof for the Interest Period therefor at a rate per annum equal to the Eurodollar Rate for such Interest Period plus (or minus) the Eurodollar Bid Margin, or at the Absolute Rate for such Interest Period, as the case may be; and (iv) each Swing Line Loan shall bear interest on the outstanding principal amount thereof from the applicable borrowing date at a rate per annum equal to the Base Rate.

     (b) While any Event of Default exists, the Borrower shall pay interest on the principal amount of all outstanding Obligations hereunder at a fluctuating interest rate per annum at all times equal to the Default Rate to the fullest extent permitted by applicable Laws. Accrued and unpaid interest on past due amounts (including interest on past due interest) shall be due and payable upon demand.

     (c) Interest on each Loan shall be due and payable in arrears on each of the dates and in the manner set forth below and as otherwise specified herein:

          (i) on the Maturity Date,

          (ii) on the date of any payment or prepayment, in whole or in part, of principal outstanding on such Loan, on the principal amount so paid or prepaid,

          (iii) on that portion of any Loans that are declared due and owing pursuant to Section 8.02(b),

          (iv) as to any Loan other than a Base Rate Loan, the last day of each Interest Period applicable to such Loan and the Maturity Date; provided that if any Interest Period for a Eurodollar Rate Loan exceeds three months, interest shall be due and payable on such Loans in arrears on the respective dates that fall every three months after the beginning of such Interest Period; and

          (v) as to any Base Rate Loan (including a Swing Line Loan), the last Business Day of each March, June, September and December.

     (d) Interest hereunder shall be due and payable in accordance with the terms hereof before and after judgment, and before and after the commencement of any proceeding under any Debtor Relief Law.

     2.09 Fees.

     (a) Facility Fee. The Borrower shall pay to the Administrative Agent, for the account of each Lender in accordance with its Applicable Percentage, a facility fee equal to the Applicable Rate times the actual daily amount of the Aggregate Commitments (or, if the Aggregate Commitments have terminated, on the actual daily Outstanding Amount of all Committed Loans and Swing Line Loans), regardless of usage. The facility fee shall accrue at all times during the Availability Period (and thereafter so long as any Committed Loans or Swing Line Loans remain outstanding), including at any time during which one or more of the conditions in Article IV is not met, and shall be due and payable quarterly in arrears on the last Business Day of each March, June, September and December, commencing with the first such date to occur after the Closing Date, and on the Maturity Date (and, if applicable, thereafter on demand). The facility fee shall be calculated quarterly in arrears, and if there is any change in the Applicable Rate during any quarter, the actual daily amount shall be computed and multiplied by the Applicable Rate separately for each period during such quarter that such Applicable Rate was in effect.

     (b) Other Fees. The Borrower shall pay to the Arranger and the Administrative Agent for their own respective accounts fees in the amounts and at the times specified in the Fee Letter. Such fees shall be fully earned when paid and shall not be refundable for any reason whatsoever.


     2.10 Computation of Interest and Fees. All computations of interest for Base Rate Loans when the Base Rate is determined by Bank of America's "prime rate" shall be made on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed. All other computations of fees and interest shall be made on the basis of a 360-day year and actual days elapsed (which results in more fees or interest, as applicable, being paid than if computed on the basis of a 365-day year). Interest shall accrue on each Loan for the day on which the Loan is made, and shall not accrue on a Loan, or any portion thereof, for the day on which the Loan or such portion is paid; provided that any Loan that is repaid on the same day on which it is made shall, subject to Section 2.12(a), bear interest for one day. Each determination by the Administrative Agent of an interest rate or fee hereunder shall be conclusive and binding for all purposes, absent manifest error.


     2.11 Evidence of Debt.

     (a) The Credit Extensions made by each Lender shall be evidenced by one or more accounts or records maintained by such Lender and by the Administrative Agent in the ordinary course of business. The accounts or records maintained by the Administrative Agent and each Lender shall be conclusive absent manifest error of the amount of the Credit Extensions made by the Lenders to the Borrower and the interest and payments thereon. Any failure to so record or any error in doing so shall not, however, limit or otherwise affect the obligation of the Borrower hereunder to pay any amount owing with respect to the Obligations. In the event of any conflict between the accounts and records maintained by any Lender and the accounts and records of the Administrative Agent in respect of such matters, the accounts and records of the Administrative Agent shall control in the absence of manifest error. Upon the request of any Lender made through the Administrative Agent, the Borrower shall execute and deliver to such Lender (through the Administrative Agent) a Note, which shall evidence such Lender's Loans in addition to such accounts or records. Each Lender may attach schedules to its Note and endorse thereon the date, Type (if applicable), amount and maturity of its Loans and payments with respect thereto.

     (b) In addition to the accounts and records referred to in clause (a), each Lender and the Administrative Agent shall maintain in accordance with its usual practice accounts or records evidencing the purchases and sales by such Lender of participations in Swing Line Loans. In the event of any conflict between the accounts and records maintained by the Administrative Agent and the accounts and records of any Lender in respect of such matters, the accounts and records of the Administrative Agent shall control in the absence of manifest error.


     2.12 Payments Generally; Administrative Agent's Clawback.

     (a) General. All payments to be made by the Borrower shall be made without condition or deduction for any counterclaim, defense, recoupment or setoff. Except as otherwise expressly provided herein, all payments by the Borrower hereunder shall be made to the Administrative Agent, for the account of the respective Lenders to which such payment is owed, at the Administrative Agent's Office in Dollars and in immediately available funds not later than 2:00 p.m. on the date specified herein. The Administrative Agent will promptly distribute to each Lender its Applicable Percentage (or other applicable share as provided herein) of such payment in like funds as received by wire transfer to such Lender's Lending Office. All payments received by the Administrative Agent after 2:00 p.m. shall be deemed received on the next succeeding Business Day and any applicable interest or fee shall continue to accrue. If any payment to be made by the Borrower shall come due on a day other than a Business Day, payment shall be made on the next following Business Day, and such extension of time shall be reflected in computing interest or fees, as the case may be.

     (b) (i) Funding by Lenders; Presumption by Administrative Agent. Unless the Administrative Agent shall have received notice from a Lender prior to the proposed date of any Committed Borrowing of Eurodollar Rate Loans (or, in the case of any Committed Borrowing of Base Rate Loans, prior to 12:00 noon on the date of such Committed Borrowing) that such Lender will not make available to the Administrative Agent such Lender's share of such Committed Borrowing, the Administrative Agent may assume that such Lender has made such share available on such date in accordance with Section 2.02 (or, in the case of a Committed Borrowing of Base Rate Loans, that such Lender has made such share available in accordance with and at the time required by Section 2.02) and may, in reliance upon such assumption, make available to the Borrower a corresponding amount. In such event, if a Lender has not in fact made its share of the applicable Committed Borrowing available to the Administrative Agent, then the applicable Lender and the Borrower severally agree to pay to the Administrative Agent forthwith on demand such corresponding amount in immediately available funds with interest thereon, for each day from and including the date such amount is made available to the Borrower to but excluding the date of payment to the Administrative Agent, at (A) in the case of a payment to be made by such Lender, the greater of the Federal Funds Rate and a rate determined by the Administrative Agent in accordance with banking industry rules on interbank compensation and (B) in the case of a payment to be made by the Borrower, the interest rate applicable to Base Rate Loans. If the Borrower and such Lender shall pay such interest to the Administrative Agent for the same or an overlapping period, the Administrative Agent shall promptly remit to the Borrower the amount of such interest paid by the Borrower for such period. If such Lender pays its share of the applicable Committed Borrowing to the Administrative Agent, then the amount so paid shall constitute such Lender's Committed Loan included in such Committed Borrowing. Any payment by the Borrower shall be without prejudice to any claim the Borrower may have against a Lender that shall have failed to make such payment to the Administrative Agent.

     (ii) Payments by Borrower; Presumptions by Administrative Agent. Unless the Administrative Agent shall have received notice from the Borrower prior to the date on which any payment is due to the Administrative Agent for the account of the Lenders hereunder that the Borrower will not make such payment, the Administrative Agent may assume that the Borrower has made such payment on such date in accordance herewith and may, in reliance upon such assumption, distribute to the Lenders, as the case may be, the amount due. In such event, if the Borrower has not in fact made such payment, then each of the Lenders, as the case may be, severally agrees to repay to the Administrative Agent forthwith on demand the amount so distributed to such Lender, in immediately available funds with interest thereon, for each day from and including the date such amount is distributed to it to but excluding the date of payment to the Administrative Agent, at the greater of the Federal Funds Rate and a rate determined by the Administrative Agent in accordance with banking industry rules on interbank compensation.

     A notice from the Administrative Agent to any Lender or the Borrower with respect to any amount owing under this clause (b) shall be conclusive, absent manifest error.

     (c) Failure to Satisfy Conditions Precedent. If any Lender makes available to the Administrative Agent funds for any Loan to be made by such Lender as provided in the foregoing provisions of this Article II, and such funds are not made available to the Borrower by the Administrative Agent because the conditions to the applicable Credit Extension set forth in Article IV are not satisfied or waived in accordance with the terms hereof, the Administrative Agent shall return such funds (in like funds as received from such Lender) to such Lender, without interest.

     (d) Obligations of Lenders Several. The obligations of the Lenders hereunder to make Committed Loans, to fund participations in Swing Line Loans and to make payments pursuant to Section 10.04(c) are several and not joint. The failure of any Lender to make any Committed Loan, to fund any such participation or to make any payment under Section 10.04(c) on any date required hereunder shall not relieve any other Lender of its corresponding obligation to do so on such date, and no Lender shall be responsible for the failure of any other Lender to so make its Committed Loan, to purchase its participation or to make its payment under Section 10.04(c).

     (e) Funding Source. Nothing herein shall be deemed to obligate any Lender to obtain the funds for any Loan in any particular place or manner or to constitute a representation by any Lender that it has obtained or will obtain the funds for any Loan in any particular place or manner.

     2.13 Sharing of Payments by Lenders. If any Lender shall, by exercising any right of setoff or counterclaim or otherwise, obtain payment in respect of any principal of or interest on any of the Committed Loans made by it, or the participations in Swing Line Loans held by it resulting in such Lender's receiving payment of a proportion of the aggregate amount of such Committed Loans or participations and accrued interest thereon greater than its pro rata share thereof as provided herein, then the Lender receiving such greater proportion shall (a) notify the Administrative Agent of such fact, and (b) purchase (for cash at face value) participations in the Committed Loans and subparticipations in Swing Line Loans of the other Lenders, or make such other adjustments as shall be equitable, so that the benefit of all such payments shall be shared by the Lenders ratably in accordance with the aggregate amount of principal of and accrued interest on their respective Committed Loans and other amounts owing them, provided that:

          (i) if any such participations or subparticipations are purchased and all or any portion of the payment giving rise thereto is recovered, such participations or subparticipations shall be rescinded and the purchase price restored to the extent of such recovery, without interest; and

          (ii) the provisions of this Section shall not be construed to apply to
     (x) any payment made by the Borrower pursuant to and in accordance with the express terms of this Agreement or (y) any payment obtained by a Lender as consideration for the assignment of or sale of a participation in any of its Committed Loans or subparticipations in Swing Line Loans to any assignee or participant, other than to the Borrower or any Subsidiary thereof (as to which the provisions of this Section shall apply).

     The Borrower consents to the foregoing and agrees, to the extent it may effectively do so under applicable law, that any Lender acquiring a participation pursuant to the foregoing arrangements may exercise against the Borrower rights of setoff and counterclaim with respect to such participation as fully as if such Lender were a direct creditor of the Borrower in the amount of such participation.

     2.14 Increase in Commitments.

     (a) Request for Increase. Provided there exists no Default, upon notice to the Administrative Agent (which shall promptly notify the Lenders), the Borrower may from time to time, request an increase in the Aggregate Commitments by an amount (for all such requests) not exceeding $100,000,000; provided that any such request for an increase shall be in a minimum amount of $25,000,000. At the time of sending such notice, the Borrower (in consultation with the Administrative Agent) shall specify the time period within which each Lender is requested to respond (which shall in no event be less than ten Business Days from the date of delivery of such notice to the Lenders).

     (b) Lender Elections to Increase. Each Lender shall notify the Administrative Agent within such time period whether or not it agrees to increase its Commitment and, if so, whether by an amount equal to, greater than, or less than its Applicable Percentage of such requested increase. Any Lender not responding within such time period shall be deemed to have declined to increase its Commitment.

     (c) Notification by Administrative Agent; Additional Lenders. The Administrative Agent shall notify the Borrower and each Lender of the Lenders' responses to each request made hereunder. To achieve the full amount of a requested increase and subject to the approval of the Administrative Agent (which approval shall not be unreasonably withheld), and so long as each then existing Lender has been provided a prior opportunity to increase its Commitment, the Borrower may also invite additional Eligible Assignees to become Lenders pursuant to a joinder agreement in form and substance satisfactory to the Administrative Agent and its counsel.

     (d) Effective Date and Allocations. If the Aggregate Commitments are increased in accordance with this Section, the Administrative Agent and the Borrower shall determine the effective date (the "Increase Effective Date") and the final allocation of such increase. The Administrative Agent shall promptly notify the Borrower and the Lenders of the final allocation of such increase and the Increase Effective Date.

     (e) Conditions to Effectiveness of Increase. As a condition precedent to any such increase, the Borrower shall deliver to the Administrative Agent a certificate dated as of the Increase Effective Date (in sufficient copies for each Lender) signed by a Responsible Officer of the Borrower (i) certifying and attaching the resolutions adopted by the Borrower approving or consenting to such increase, and (ii) certifying that, before and after giving effect to such increase, (A) the representations and warranties contained in Article V and the other Loan Documents are true and correct on and as of the Increase Effective Date, except to the extent that such representations and warranties specifically refer to an earlier date, in which case they are true and correct as of such earlier date, and except that, for purposes of this Section 2.14, the representations and warranties contained in clauses (a) and (b) of Section 5.05 shall be deemed to refer to the most recent statements furnished pursuant to clauses (a) and (b), respectively, of Section 6.01, (B) no Default exists and
(C) for the period of the most recently completed four full fiscal quarters immediately preceding the Increase Effective Date, the Borrower is in compliance with the covenants set forth in Section 7.11 (which certificate shall be prepared in good faith and in a manner and using such methodology which is consistent with the most recent financial statements delivered pursuant to
Section 6.01 and shall evidence such compliance in reasonable detail). The Borrower shall prepay any Committed Loans outstanding on the Increase Effective Date (and pay any additional amounts required pursuant to Section 3.05) to the extent necessary to keep the outstanding Committed Loans ratable with any revised Applicable Percentages arising from any nonratable increase in the Commitments under this Section.

     (f) Conflicting Provisions. This Section shall supersede any provisions in Sections 2.13 or 10.01 to the contrary.

                                  ARTICLE III.
                     TAXES, YIELD PROTECTION AND ILLEGALITY

     3.01 Taxes.

     (a) Payments Free of Taxes. Any and all payments by or on account of any obligation of the Borrower hereunder or under any other Loan Document shall be made free and clear of and without reduction or withholding for any Indemnified Taxes or Other Taxes, provided that if the Borrower shall be required by applicable law to deduct any Indemnified Taxes (including any Other Taxes) from such payments, then (i) the sum payable shall be increased as necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section) the Administrative Agent or Lender, as the case may be, receives an amount equal to the sum it would have received had no such deductions been made, (ii) the Borrower shall make such deductions and (iii) the Borrower shall timely pay the full amount deducted to the relevant Governmental Authority in accordance with applicable law.

     (b) Payment of Other Taxes by the Borrower. Without limiting the provisions of clause (a) above, the Borrower shall timely pay any Other Taxes to the relevant Governmental Authority in accordance with applicable law.

     (c) Indemnification by the Borrower. The Borrower shall indemnify the Administrative Agent and each Lender, within 10 days after demand therefor, for the full amount of any Indemnified Taxes or Other Taxes (including Indemnified Taxes or Other Taxes imposed or asserted on or attributable to amounts payable under this Section) paid by the Administrative Agent or such Lender, as the case may be, and any penalties, interest and reasonable expenses arising therefrom or with respect thereto, whether or not such Indemnified Taxes or Other Taxes were correctly or legally imposed or asserted by the relevant Governmental Authority. A certificate as to the amount of such payment or liability delivered to the Borrower by a Lender (with a copy to the Administrative Agent), or by the Administrative Agent on its own behalf or on behalf of a Lender, shall be conclusive absent manifest error.

     (d) Evidence of Payments. As soon as practicable after any payment of Indemnified Taxes or Other Taxes by the Borrower to a Governmental Authority, the Borrower shall deliver to the Administrative Agent the original or a certified copy of a receipt issued by such Governmental Authority evidencing such payment, a copy of the return reporting such payment or other evidence of such payment reasonably satisfactory to the Administrative Agent.

     (e) Status of Lenders. Any Foreign Lender that is entitled to an exemption from or reduction of withholding tax under the law of the jurisdiction in which the Borrower is resident for tax purposes, or any treaty to which such jurisdiction is a party, with respect to payments hereunder or under any other Loan Document shall deliver to the Borrower (with a copy to the Administrative Agent), at the time or times prescribed by applicable law or reasonably requested by the Borrower or the Administrative Agent, such properly completed and executed documentation prescribed by applicable law as will permit such payments to be made without withholding or at a reduced rate of withholding. In addition, any Lender, if requested by the Borrower or the Administrative Agent, shall deliver such other documentation prescribed by applicable law or reasonably requested by the Borrower or the Administrative Agent as will enable the Borrower or the Administrative Agent to determine whether or not such Lender is subject to backup withholding or information reporting requirements.

     Without limiting the generality of the foregoing, in the event that the Borrower is resident for tax purposes in the United States, any Foreign Lender shall deliver to the Borrower and the Administrative Agent (in such number of copies as shall be requested by the recipient) on or prior to the date on which such Foreign Lender becomes a Lender under this Agreement (and from time to time thereafter upon the request of the Borrower or the Administrative Agent, but only if such Foreign Lender is legally entitled to do so), whichever of the following is applicable:

          (i) duly completed copies of Internal Revenue Service Form W-8BEN claiming eligibility for benefits of an income tax treaty to which the United States is a party,

          (ii) duly completed copies of Internal Revenue Service Form W-8ECI,

          (iii) in the case of a Foreign Lender claiming the benefits of the exemption for portfolio interest under section 881(c) of the Code, (x) a certificate to the effect that such Foreign Lender is not (A) a "bank" within the meaning of section 881(c)(3)(A) of the Code, (B) a "10 percent shareholder" of the Borrower within the meaning of section 881(c)(3)(B) of the Code, or (C) a "controlled foreign corporation" described in section 881(c)(3)(C) of the Code and (y) duly completed copies of Internal Revenue Service Form W-8BEN, or

          (iv) any other form prescribed by applicable law as a basis for claiming exemption from or a reduction in United States Federal withholding tax duly completed together with such supplementary documentation as may be prescribed by applicable law to permit the Borrower to determine the withholding or deduction required to be made.

     (f) Treatment of Certain Refunds. If the Administrative Agent or any Lender determines, in its sole discretion, that it has received a refund of any Taxes or Other Taxes as to which it has been indemnified by the Borrower or with respect to which the Borrower has paid additional amounts pursuant to this Section, it shall pay to the Borrower an amount equal to such refund (but only to the extent of indemnity payments made, or additional amounts paid, by the Borrower under this Section with respect to the Taxes or Other Taxes giving rise to such refund), net of all out-of-pocket expenses of the Administrative Agent or such Lender, as the case may be, and without interest (other than any interest paid by the relevant Governmental Authority with respect to such refund), provided that the Borrower, upon the request of the Administrative Agent or such Lender, agrees to repay the amount paid over to the Borrower (plus any penalties, interest or other charges imposed by the relevant Governmental Authority) to the Administrative Agent or such Lender in the event the Administrative Agent or such Lender is required to repay such refund to such Governmental Authority. This clause shall not be construed to require the Administrative Agent or any Lender to make available its tax returns (or any other information relating to its taxes that it deems confidential) to the Borrower or any other Person.


     3.02 Illegality. If any Lender determines that any Law has made it unlawful, or that any Governmental Authority has asserted that it is unlawful, for any Lender or its applicable Lending Office to make, maintain or fund Eurodollar Rate Loans, or to determine or charge interest rates based upon the Eurodollar Rate, or any Governmental Authority has imposed material restrictions on the authority of such Lender to purchase or sell, or to take deposits of, Dollars in the London interbank market, then, on notice thereof by such Lender to the Borrower through the Administrative Agent, any obligation of such Lender to make or continue Eurodollar Rate Loans or to convert Base Rate Committed Loans to Eurodollar Rate Committed Loans shall be suspended until such Lender notifies the Administrative Agent and the Borrower that the circumstances giving rise to such determination no longer exist. Upon receipt of such notice, the Borrower shall, upon demand from such Lender (with a copy to the Administrative Agent), prepay or, if applicable, convert all Eurodollar Rate Loans of such Lender to Base Rate Loans, either on the last day of the Interest Period therefor, if such Lender may lawfully continue to maintain such Eurodollar Rate Loans to such day, or immediately, if such Lender may not lawfully continue to maintain such Eurodollar Rate Loans. Upon any such prepayment or conversion, the Borrower shall also pay accrued interest on the amount so prepaid or converted.

     3.03 Inability to Determine Rates. If the Required Lenders determine that for any reason in connection with any request for a Eurodollar Rate Loan or a conversion to or continuation thereof that (a) Dollar deposits are not being offered to banks in the London interbank eurodollar market for the applicable amount and Interest Period of such Eurodollar Rate Loan, (b) adequate and reasonable means do not exist for determining the Eurodollar Rate for any requested Interest Period with respect to a proposed Eurodollar Rate Committed Loan, or (c) the Eurodollar Rate for any requested Interest Period with respect to a proposed Eurodollar Rate Committed Loan does not adequately and fairly reflect the cost to such Lenders of funding such Loan, the Administrative Agent will promptly so notify the Borrower and each Lender. Thereafter, the obligation of the Lenders to make or maintain Eurodollar Rate Loans shall be suspended until the Administrative Agent (upon the instruction of the Required Lenders) revokes such notice. Upon receipt of such notice, the Borrower may revoke any pending request for a Borrowing of, conversion to or continuation of Eurodollar Rate Committed Loans or, failing that, will be deemed to have converted such request into a request for a Committed Borrowing of Base Rate Loans in the amount specified therein.


     3.04 Increased Costs; Reserves on Eurodollar Rate Loans.

     (a) Increased Costs Generally. If any Change in Law shall:

          (i) impose, modify or deem applicable any reserve, special deposit, compulsory loan, insurance charge or similar requirement against assets of, deposits with or for the account of, or credit extended or participated in by, any Lender (except any reserve requirement contemplated by Section 3.04(e));

          (ii) subject any Lender to any tax of any kind whatsoever with respect to this Agreement or any Eurodollar Rate Loan made by it, or change the basis of taxation of payments to such Lender in respect thereof (except for Indemnified Taxes or Other Taxes covered by Section 3.01 and the imposition of, or any change in the rate of, any Excluded Tax payable by such Lender); or

          (iii) impose on any Lender or the London interbank market any other condition, cost or expense affecting this Agreement or Eurodollar Rate Loans made by such Lender;

and the result of any of the foregoing shall be to increase the cost to such Lender of making or maintaining any Eurodollar Rate Loan (or of maintaining its obligation to make any such Loan), or to increase the cost to such Lender, or to reduce the amount of any sum received or receivable by such Lender hereunder (whether of principal, interest or any other amount) then, upon request of such Lender, the Borrower will pay to such Lender, as the case may be, such additional amount or amounts as will compensate such Lender, as the case may be, for such additional costs incurred or reduction suffered.

     (b) Capital Requirements. If any Lender determines that any Change in Law affecting such Lender or any Lending Office of such Lender or such Lender's holding company, if any, regarding capital requirements has or would have the effect of reducing the rate of return on such Lender's capital or on the capital of such Lender's holding company, if any, as a consequence of this Agreement, the Commitments of such Lender or the Loans made by such Lender, to a level below that which such Lender or such Lender's holding company could have achieved but for such Change in Law (taking into consideration such Lender's policies and the policies of such Lender's holding company with respect to capital adequacy), then from time to time the Borrower will pay to such Lender such additional amount or amounts as will compensate such Lender or such Lender's holding company for any such reduction suffered.

     (c) Certificates for Reimbursement. A certificate of a Lender setting forth the amount or amounts necessary to compensate such Lender or its holding company, as the case may be, as specified in clause (a) or (b) of this Section and delivered to the Borrower shall be conclusive absent manifest error. The Borrower shall pay such Lender, as the case may be, the amount shown as due on any such certificate within 10 days after receipt thereof.

     (d) Delay in Requests. Failure or delay on the part of any Lender to demand compensation pursuant to the foregoing provisions of this Section shall not constitute a waiver of such Lender's right to demand such compensation, provided that the Borrower shall not be required to compensate a Lender pursuant to the foregoing provisions of this Section for any increased costs incurred or reductions suffered more than nine months prior to the date that such Lender, as the case may be, notifies the Borrower of the Change in Law giving rise to such increased costs or reductions and of such Lender's intention to claim compensation therefor (except that, if the Change in Law giving rise to such increased costs or reductions is retroactive, then the nine-month period referred to above shall be extended to include the period of retroactive effect thereof).

     (e) Reserves on Eurodollar Rate Loans. The Borrower shall pay to each Lender, as long as such Lender shall be required to maintain reserves with respect to liabilities or assets consisting of or including Eurocurrency funds or deposits (currently known as "Eurocurrency liabilities"), additional interest on the unpaid principal amount of each Eurodollar Rate Loan equal to the actual costs of such reserves allocated to such Loan by such Lender (as determined by such Lender in good faith, which determination shall be conclusive), which shall be due and payable on each date on which interest is payable on such Loan, provided the Borrower shall have received at least 10 days' prior notice (with a copy to the Administrative Agent) of such additional interest from such Lender. If a Lender fails to give notice 10 days prior to the relevant date on which interest is payable on such Loan, such additional interest shall be due and payable 10 days from receipt of such notice.


     3.05 Compensation for Losses. Upon demand of any Lender (with a copy to the Administrative Agent) from time to time, the Borrower shall promptly compensate such Lender for and hold such Lender harmless from any loss, cost or expense incurred by it as a result of:

     (a) any continuation, conversion, payment or prepayment of any Loan other than a Base Rate Loan on a day other than the last day of the Interest Period for such Loan (whether voluntary, mandatory, automatic, by reason of acceleration, or otherwise);

     (b) any failure by the Borrower (for a reason other than the failure of such Lender to make a Loan) to prepay, borrow, continue or convert any Loan other than a Base Rate Loan on the date or in the amount notified by the Borrower; or

     (c) any assignment of a Eurodollar Rate Loan on a day other than the last day of the Interest Period therefor as a result of a request by the Borrower pursuant to Section 10.13;

including any loss or expense arising from the liquidation or reemployment of funds obtained by it to maintain such Loan or from fees payable to terminate the deposits from which such funds were obtained. The Borrower shall also pay any customary administrative fees charged by such Lender in connection with the foregoing.

For purposes of calculating amounts payable by the Borrower to the Lenders under this Section 3.05, each Lender shall be deemed to have funded each Eurodollar Rate Committed Loan made by it at the Eurodollar Rate for such Loan by a matching deposit or other borrowing in the London interbank eurodollar market for a comparable amount and for a comparable period, whether or not such Eurodollar Rate Committed Loan was in fact so funded.


     3.06 Mitigation Obligations; Replacement of Lenders.

     (a) Designation of a Different Lending Office. If any Lender requests compensation under Section 3.04, or the Borrower is required to pay any additional amount to any Lender or any Governmental Authority for the account of any Lender pursuant to Section 3.01, or if any Lender gives a notice pursuant to
Section 3.02, then such Lender shall use reasonable efforts to designate a different Lending Office for funding or booking its Loans hereunder or to assign its rights and obligations hereunder to another of its offices, branches or affiliates, if, in the judgment of such Lender, such designation or assignment
(i) would eliminate or reduce amounts payable pursuant to Section 3.01 or 3.04, as the case may be, in the future, or eliminate the need for the notice pursuant to Section 3.02, as applicable, and (ii) in each case, would not subject such Lender to any unreimbursed cost or expense and would not otherwise be disadvantageous to such Lender. The Borrower hereby agrees to pay all reasonable costs and expenses incurred by any Lender in connection with any such designation or assignment.

     (b)  Replacement  of Lenders.  If any Lender  requests  compensation  under
Section 3.04, or if the Borrower is required to pay any additional amount to any Lender or any Governmental Authority for the account of any Lender pursuant to
Section 3.01, the Borrower may replace such Lender in accordance with Section 10.13.


     3.07 Survival. All of the Borrower's obligations under this Article III shall survive termination of the Aggregate Commitments and repayment of all other Obligations hereunder.

                                  ARTICLE IV.
                    CONDITIONS PRECEDENT TO CREDIT EXTENSIONS

     4.01 Conditions of Initial Credit Extension. The obligation of each Lender to make its initial Credit Extension hereunder is subject to satisfaction of the following conditions precedent:

     (a) The Administrative Agent's receipt of the following, each of which shall be originals or telecopies (followed promptly by originals) unless otherwise specified, each properly executed by a Responsible Officer of the Borrower, each dated the Closing Date (or, in the case of certificates of governmental officials, a recent date before the Closing Date) and each in form and substance satisfactory to the Administrative Agent and each of the Lenders:

          (i) executed counterparts of this Agreement, sufficient in number for distribution to the Administrative Agent, each Lender and the Borrower;

          (ii) a Note executed by the Borrower in favor of each Lender requesting a Note;

          (iii) (A) a certificate of good standing for the Borrower from the Secretary of State of New York; (B) certified copies of the certificate of incorporation and by-laws or other similar Organization Documents of the Borrower; and (C) a certificate of the Secretary or an Assistant Secretary of the Borrower certifying: (1) that its by-laws have not been amended (or if there has been any such amendment, attaching a certified copy thereof);
     (2) that  attached  thereto  is a true  and  complete  copy of  resolutions adopted by the Board of Directors of the Borrower authorizing the execution, delivery and performance of this Agreement, the Notes (if any) and the Fee Letter, and the borrowings and other extensions of credit hereunder; and (3) the incumbency and specimen signature of each
     Responsible Officer of the Borrower that is, or will be, executing each Loan Document and any certificates or instruments furnished pursuant hereto or thereto, and a certification by another Responsible Officer of the
     Borrower as to the incumbency and signature of the aforementioned Responsible Officer(s);

          (iv) a favorable opinion of (A) Sidley Austin Brown & Wood LLP, counsel to the Borrower, and (B) Gary M. Rinck, internal counsel to the Borrower, in each case, addressed to the Administrative Agent and each Lender and substantially in the form of Exhibit G;

          (v) a certificate of a Responsible Officer of the Borrower either (A) attaching copies of all consents, licenses and approvals required in connection with the execution, delivery and performance by the Borrower and the validity against the Borrower of this Agreement and the Notes, if any, and such consents, licenses and approvals shall be in full force and effect, or (B) stating that no such consents, licenses or approvals are so required;

          (vi) a certificate signed by a Responsible Officer of the Borrower certifying (A) that the conditions specified in Sections 4.02(a) and (b) have been satisfied, (B) that there has been no event or circumstance since the date of the Audited Financial Statements that has had or could be reasonably expected to have, either individually or in the aggregate, a Material Adverse Effect, (C) a calculation of the Consolidated Leverage Ratio as of the last day of the fiscal quarter of the Borrower most recently ended prior to the Closing Date (or such earlier period for which information is available), and (D) that both immediately before and immediately after giving effect to the initial Credit Extension each of (i) the Borrower and (ii) the Borrower and its Consolidated Subsidiaries, taken as a whole, are Solvent;

          (vii) a duly completed Compliance Certificate as of the last day of the fiscal quarter of the Borrower ended on July 31, 2005, signed by a Responsible Officer of the Borrower;

          (viii) evidence that all insurance required to be maintained pursuant to the Loan Documents has been obtained and is in effect;

          (ix) evidence that (A) the Existing Credit Agreement has been or concurrently with the Closing Date is being terminated, all obligations thereunder have been repaid in full and all Liens securing obligations under the Existing Credit Agreement have been or concurrently with the Closing Date are being released and (B) the RBS Credit Agreement has been amended pursuant to an amendment that is, in form and substance, satisfactory to the Administrative Agent; and

          (x) such other assurances, certificates, documents, consents or opinions as the Administrative Agent, the Swing Line Lender or the Required Lenders reasonably may require.

     (b) The Administrative Agent and each Lender shall have received all Patriot Act Disclosures requested by them prior to execution of this Agreement.

     (c) Any fees required to be paid on or before the Closing Date shall have been paid.

     (d) Unless waived by the Administrative Agent, the Borrower shall have paid all fees, charges and disbursements of counsel to the Administrative Agent to the extent invoiced prior to or on the Closing Date, plus such additional amounts of such fees, charges and disbursements as shall constitute its reasonable estimate of such fees, charges and disbursements incurred or to be incurred by it through the closing proceedings (provided that such estimate shall not thereafter preclude a final settling of accounts between the Borrower and the Administrative Agent).

     (e) The Closing Date shall have occurred on or before November 15, 2005.

     Without limiting the generality of the provisions of Section 9.04, for purposes of determining compliance with the conditions specified in this Section 4.01, each Lender that has signed this Agreement shall be deemed to have consented to, approved or accepted or to be satisfied with, each document or other matter required thereunder to be consented to or approved by or acceptable or satisfactory to a Lender unless the Administrative Agent shall have received notice from such Lender prior to the proposed Closing Date specifying its objection thereto.


     4.02 Conditions to all Credit Extensions. The obligation of each Lender to honor any Request for Credit Extension (other than a Committed Loan Notice requesting only a conversion of Committed Loans to the other Type, or a continuation of Eurodollar Rate Committed Loans) is subject to the following conditions precedent:

     (a) The representations, warranties and certifications of the Borrower contained in Article V or any other Loan Document, or which are contained in any document furnished at any time under or in connection herewith or therewith, shall be true and correct on and as of the date of such Credit Extension, except to the extent that such representations, warranties and certifications specifically refer to an earlier date, in which case they shall be true and correct as of such earlier date, and except that for purposes of this Section 4.02, the representations and warranties contained in clauses (a) and (b) of
Section 5.05 shall be deemed to refer to the most recent statements furnished pursuant to clauses (a) and (b), respectively, of Section 6.01.

     (b) No Default shall exist, or would result from such proposed Credit Extension or from the application of the proceeds thereof.

     (c) The Administrative Agent and, if applicable, the Swing Line Lender shall have received a Request for Credit Extension in accordance with the requirements hereof.

     Each Request for Credit Extension (other than a Committed Loan Notice requesting only a conversion of Committed Loans to the other Type or a continuation of Eurodollar Rate Committed Loans) submitted by the Borrower shall be deemed to be a representation and warranty that the conditions specified in clauses (a) and (b) of Section 4.02 have been satisfied on and as of the date of the applicable Credit Extension.


                                   ARTICLE V.
                         REPRESENTATIONS AND WARRANTIES

     The Borrower represents and warrants to the Administrative Agent and the Lenders that:


     5.01  Existence,  Qualification  and Power.  The  Borrower  and each of its
Subsidiaries (a) is duly organized or formed, validly existing and in good standing under the Laws of the jurisdiction of its incorporation or organization, (b) has all requisite power and authority and all requisite governmental licenses, authorizations, consents and approvals to (i) own or lease its assets and carry on its business and (ii) execute, deliver and perform its obligations under the Loan Documents to which it is a party, and (c) is duly qualified and is licensed and in good standing under the Laws of each jurisdiction where its ownership, lease or operation of properties or the conduct of its business requires such qualification or license; except in each case referred to in clause (b)(i) or (c), to the extent that failure to do so could not reasonably be expected to have a Material Adverse Effect.


     5.02 Authorization; No Contravention. The execution, delivery and performance by the Borrower of each Loan Document, have been duly authorized by all necessary corporate or other organizational action, and do not and will not
(a) contravene the terms of any of the Borrower's Organization Documents; (b) conflict with or result in any breach or contravention of, or the creation of any Lien under, or require any payment to be made under (i) any security issued by the Borrower or any other material Contractual Obligation (including the RBS Credit Agreement) to which the Borrower is a party or affecting the Borrower or the properties of the Borrower or any of its Subsidiaries or (ii) any order, injunction, writ or decree of any Governmental Authority or any arbitral award to which the Borrower or its property is subject; or (c) violate any Law. The Borrower and each of its Subsidiaries is in compliance with all Contractual Obligations referred to in clause (b)(i), except to the extent that failure to do so could not reasonably be expected to have a Material Adverse Effect.


     5.03 Governmental Authorization; Other Consents. No approval, consent, exemption, authorization, or other action by, or notice to, or filing with, any Governmental Authority or any other Person is necessary or required in connection with the execution, delivery or performance by, or enforcement against, the Borrower of this Agreement or any other Loan Document.


     5.04 Binding Effect. This Agreement has been, and each other Loan Document, when delivered hereunder, will have been, duly executed and delivered by the Borrower. This Agreement constitutes, and each other Loan Document when so delivered will constitute, a legal, valid and binding obligation of the Borrower, enforceable against the Borrower in accordance with its terms, except as may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws relating to or limiting creditor's rights generally or by equitable principles relating to enforceability.

     5.05 Financial Statements; No Material Adverse Effect; No Internal Control Event.

     (a) The Audited Financial Statements (i) were prepared in accordance with GAAP consistently applied throughout the period covered thereby, except as otherwise expressly noted therein; (ii) fairly present the financial condition of the Borrower and its Subsidiaries as of the date thereof and their results of operations for the period covered thereby in accordance with GAAP consistently applied throughout the period covered thereby, except as otherwise expressly noted therein; and (iii) show all material indebtedness and other liabilities, direct or contingent, of the Borrower and its Subsidiaries as of the date thereof, including liabilities for taxes, material commitments and Indebtedness.

     (b) The unaudited consolidated balance sheet of the Borrower and its Subsidiaries dated July 31, 2005, and the related consolidated statements of income or operations, shareholders' equity and cash flows for the fiscal quarter ended on that date (i) were prepared in accordance with GAAP consistently applied throughout the period covered thereby, except as otherwise expressly noted therein, and (ii) fairly present the financial condition of the Borrower and its Subsidiaries as of the date thereof and their results of operations for the period covered thereby, subject, in the case of clauses (i) and (ii), to the absence of footnotes and to normal year-end audit adjustments. Schedule 5.05 sets forth all material indebtedness and other liabilities, direct or contingent, of the Borrower and its consolidated Subsidiaries as of the date of such financial statements, including liabilities for taxes, material commitments and Indebtedness.

     (c) Since the date of the Audited Financial Statements, there has been no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect.

     (d) Since the date of the Audited Financial Statements, no Internal Control Event has occurred.

     (e) Each of (i) the Borrower and (ii) the Borrower and its Consolidated Subsidiaries taken as a whole, both before and after giving effect to the Credit Extensions with respect to which this representation and warranty is being made, is Solvent.

     (f) The consolidated forecasted balance sheet and statements of income and cash flows of the Borrower and its Subsidiaries delivered pursuant to Section 6.01(c) were prepared in good faith on the basis of the assumptions stated therein, which assumptions were fair in light of the conditions existing at the time of delivery of such forecasts, and represented, at the time of delivery, the Borrower's reasonable good faith estimate of its future financial performance.


     5.06 Litigation. There are no actions, suits, proceedings, claims or disputes pending or, to the knowledge of the Borrower after due and diligent investigation, threatened or contemplated, at law, in equity, in arbitration or before any Governmental Authority, by or against the Borrower or any of its Subsidiaries or against any of their properties or revenues that (a) purport to affect or pertain to this Agreement or any other Loan Document, or any of the transactions contemplated hereby, or (b) are reasonably likely to be determined adversely to the Borrower or the applicable Subsidiary and that, either individually or in the aggregate, if determined adversely, could reasonably be expected to have a Material Adverse Effect.

     5.07 No Default. Neither the Borrower nor any Subsidiary is in default under or with respect to any Contractual Obligation that could, either individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. No Default has occurred and is continuing or would result from the consummation of the transactions contemplated by this Agreement or any other Loan Document.


     5.08 Ownership of Property; Liens. Each of the Borrower and each Subsidiary has good record and marketable title in fee simple to, or valid leasehold interests in, all real property necessary or used in the ordinary conduct of its business, except for such defects in title as could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. The property of the Borrower and its Subsidiaries is subject to no Liens, other than Liens permitted by Section 7.01.


     5.09 Environmental Compliance. The Borrower and its Subsidiaries conduct in the ordinary course of business a review of the effect of existing Environmental Laws and claims alleging potential liability or responsibility for violation of any Environmental Law on their respective businesses, operations and properties, and as a result thereof the Borrower has reasonably concluded that such Environmental Laws and claims could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect.


     5.10 Insurance. The properties of the Borrower and its Subsidiaries are insured with financially sound and reputable insurance companies not Affiliates of the Borrower, in such amounts, with such deductibles and covering such risks as are customarily carried by companies engaged in similar businesses and owning similar properties in localities where the Borrower or the applicable Subsidiary operates.


     5.11 Taxes. The Borrower and its Subsidiaries have filed all Federal, state and other material tax returns and reports required to be filed, and have paid all Federal, state and other material taxes, assessments, fees and other governmental charges levied or imposed upon them or their properties, income or assets otherwise due and payable, except those which are being contested in good faith by appropriate proceedings diligently conducted and for which adequate reserves have been provided in accordance with GAAP. There is no proposed tax assessment against the Borrower or any Subsidiary that would, if made, have a Material Adverse Effect. Neither the Borrower nor any of its Subsidiaries is party to any tax sharing agreement.


     5.12 ERISA Compliance.

     (a) Each Plan is in compliance in all material respects with the applicable provisions of ERISA, the Code and other Federal or state Laws. Each Plan that is intended to qualify under Section 401(a) of the Code has received a favorable determination letter from the IRS or an application for such a letter is currently being processed by the IRS with respect thereto and, to the best knowledge of the Borrower, nothing has occurred which would prevent, or cause the loss of, such qualification. The Borrower and each ERISA Affiliate have made all required contributions to each Plan subject to Section 412 of the Code, and no application for a funding waiver or an extension of any amortization period pursuant to Section 412 of the Code has been made with respect to any Plan.

     (b) There are no pending or, to the best knowledge of the Borrower, threatened claims, actions or lawsuits, or action by any Governmental Authority, with respect to any Plan that could reasonably be expected to have a Material Adverse Effect. There has been no prohibited transaction or violation of the fiduciary responsibility rules with respect to any Plan that has resulted or could reasonably be expected to result in a Material Adverse Effect.

     (c) (i) No ERISA  Event has  occurred or is  reasonably  expected to occur;
(ii) no Pension Plan has any Unfunded Pension Liability; (iii) neither the Borrower nor any ERISA Affiliate has incurred, or reasonably expects to incur, any liability under Title IV of ERISA with respect to any Pension Plan (other than premiums due and not delinquent under Section 4007 of ERISA); (iv) neither the Borrower nor any ERISA Affiliate has incurred, or reasonably expects to incur, any liability (and no event has occurred which, with the giving of notice under Section 4219 of ERISA, would result in such liability) under Sections 4201 or 4243 of ERISA with respect to a Multiemployer Plan; and (v) neither the Borrower nor any ERISA Affiliate has engaged in a transaction that could be subject to Sections 4069 or 4212(c) of ERISA.


     5.13 Subsidiaries; Equity Interests. The Borrower has no Subsidiaries other than those specifically disclosed in Part (a) of Schedule 5.13, and all of the outstanding Equity Interests in such Subsidiaries have been validly issued, are fully paid and nonassessable and are owned by the Borrower or a Subsidiary in the amounts specified on Part (a) of Schedule 5.13 free and clear of all Liens. The Borrower has no equity investments in any other corporation or entity other than those specifically disclosed in Part (b) of Schedule 5.13.


     5.14 Margin Regulations; Investment Company Act; Public Utility Holding Company Act.

     (a) The Borrower is not engaged and will not engage, principally or as one of its important activities, in the business of purchasing or carrying margin stock (within the meaning of Regulation U issued by the FRB), or extending credit for the purpose of purchasing or carrying margin stock. No proceeds of any Loan will be used to purchase or carry margin stock (in contravention of Regulation X).

     (b) None of the Borrower, any Person Controlling the Borrower, or any Subsidiary (i) is a "holding company," or a "subsidiary company" of a "holding company," or an "affiliate" of a "holding company" or of a "subsidiary company" of a "holding company," within the meaning of the Public Utility Holding Company Act of 1935, or (ii) is or is required to be registered as an "investment company" under the Investment Company Act of 1940.


     5.15 Disclosure. The Borrower has disclosed to the Administrative Agent and the Lenders all agreements, instruments and corporate or other restrictions to which it or any of its Subsidiaries is subject, and all other matters known to it, that, individually or in the aggregate, could reasonably be expected to result in a Material Adverse Effect. No report, financial statement, certificate or other written information furnished by or on behalf of the Borrower or any Subsidiary to the Administrative Agent or any Lender in connection with the transactions contemplated hereby and the negotiation of this Agreement or delivered hereunder or under any other Loan Document (in each case, as modified or supplemented by other information so furnished) contains any material misstatement of fact or omits to state any material fact necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided that, with respect to projected financial information, the Borrower represents only that such information was prepared in good faith based upon assumptions believed to be reasonable at the time.

     5.16 Compliance with Laws. Each of the Borrower and each Subsidiary is in compliance in all material respects with the requirements of all Laws and all orders, writs, injunctions and decrees applicable to it or to its properties, except in such instances in which (a) such requirement of Law or order, writ, injunction or decree is being contested in good faith by appropriate proceedings diligently conducted or (b) the failure to comply therewith, either individually or in the aggregate, could not reasonably be expected to have a Material Adverse Effect.

     5.17 Intellectual Property; Licenses, Etc. The Borrower and its Subsidiaries own, or possess the right to use, all of the trademarks, service marks, trade names, copyrights, patents, patent rights, franchises, licenses and other intellectual property rights (collectively, "IP Rights") that are reasonably necessary for the operation of their respective businesses, without conflict with the rights of any other Person. To the best knowledge of the Borrower, no slogan or other advertising device, product, process, method, substance, part or other material now employed, or now contemplated to be employed, by the Borrower or any Subsidiary infringes upon any rights held by any other Person. No claim or litigation regarding any of the foregoing is pending or, to the best knowledge of the Borrower, threatened, which, either individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect.

     5.18 Status of Loans. The Obligations of the Borrower under this Agreement constitute direct, unconditional and general obligations of the Borrower and do rank and will rank at least pari passu in priority of payment and in all other respects with all other unsecured Indebtedness of the Borrower now existing.

     5.19 Liens. There are no Liens of any nature whatsoever on any properties of the Borrower or any of its Subsidiaries other than Liens permitted under
Section 7.01.

     5.20 Absence of Undisclosed Liabilities. There are no material liabilities of the Borrower and its Subsidiaries of any kind whatsoever, whether accrued, contingent, absolute, determined, determinable or otherwise, other than those liabilities provided for or disclosed in the most recently delivered financial statements or those liabilities that have been disclosed in the Schedules hereto.


                                  ARTICLE VI.
                              AFFIRMATIVE COVENANTS

     So long as any Lender shall have any Commitment hereunder, or any Loan or other Obligation hereunder shall remain unpaid or unsatisfied, the Borrower shall, and shall (except in the case of the covenants set forth in Sections 6.01, 6.02, and 6.03) cause each Subsidiary to:

     6.01 Financial Statements. Deliver to the Administrative Agent and each Lender, in form and detail satisfactory to the Administrative Agent and the Required Lenders:

     (a) as soon as available, but in any event within 90 days after the end of each fiscal year of the Borrower, a consolidated balance sheet of the Borrower and its Subsidiaries as at the end of such fiscal year, and the related consolidated statements of income or operations, shareholders' equity and cash flows for such fiscal year, setting forth in each case in comparative form the figures for the previous fiscal year, all in reasonable detail and prepared in accordance with GAAP, audited and accompanied by (i) a report and opinion of a Registered Public Accounting Firm of nationally recognized standing reasonably acceptable to the Required Lenders, which report and opinion shall be prepared in accordance with generally accepted auditing standards and applicable Securities Laws and shall not be subject to any "going concern" or like qualification or exception or any qualification or exception as to the scope of such audit and (ii) an attestation report of such Registered Public Accounting Firm as to the Borrower's internal controls pursuant to Section 404 of Sarbanes-Oxley expressing a conclusion to which the Required Lenders do not object;

     (b) as soon as available, but in any event within 45 days after the end of each of the first three fiscal quarters of each fiscal year of the Borrower, a consolidated balance sheet of the Borrower and its Subsidiaries as at the end of such fiscal quarter, and the related consolidated statements of income or operations, shareholders' equity and cash flows for such fiscal quarter and for the portion of the Borrower's fiscal year then ended, setting forth in each case in comparative form the figures for the corresponding fiscal quarter of the previous fiscal year and the corresponding portion of the previous fiscal year, all in reasonable detail, certified by a Responsible Officer of the Borrower as fairly presenting the financial condition, results of operations, shareholders' equity and cash flows of the Borrower and its Subsidiaries in accordance with GAAP, subject only to normal year-end audit adjustments and the absence of footnotes; and

     (c) as soon as available, but in any event within 60 days after the end of each fiscal year of the Borrower, forecasts prepared by management of the Borrower, in form satisfactory to the Administrative Agent and the Required Lenders, of consolidated balance sheets and statements of income or operations and cash flows of the Borrower and its Subsidiaries on a quarterly basis for the immediately following fiscal year (including the fiscal year in which the Maturity Date occurs).

As to any information contained in materials furnished pursuant to Section 6.02(d), the Borrower shall not be separately required to furnish such information under clause (a) or (b) above, but the foregoing shall not be in derogation of the obligation of the Borrower to furnish the information and materials described in clauses (a) and (b) above at the times specified therein.


     6.02 Certificates; Other Information. Deliver to the Administrative Agent and each Lender, in form and detail satisfactory to the Administrative Agent and the Required Lenders:

     (a) concurrently with the delivery of the financial statements referred to in Section 6.01(a), a certificate of its independent certified public accountants certifying such financial statements and stating that in making the examination necessary therefor no knowledge was obtained of any Default or, if any such Default shall exist, stating the nature and status of such event;

     (b) concurrently with the delivery of the financial statements referred to in Sections 6.01(a) and (b), a duly completed Compliance Certificate signed by a Responsible Officer of the Borrower;

     (c) promptly after any request by the Administrative Agent or any Lender, copies of any detailed audit reports, management letters or recommendations submitted to the board of directors (or the audit committee of the board of directors) of the Borrower by independent accountants in connection with the accounts or books of the Borrower or any Subsidiary, or any audit of any of them;

     (d) promptly after the same are available, copies of each annual report, proxy or financial statement or other report or communication sent to the stockholders of the Borrower, and copies of all annual, regular, periodic and special reports and registration statements which the Borrower may file or be required to file with the SEC under Section 13 or 15(d) of the Securities
Exchange Act of 1934, and not otherwise required to be delivered to the Administrative Agent pursuant hereto;

     (e) promptly after the furnishing thereof, copies of any statement or report furnished to any holder of debt securities of the Borrower or any Subsidiary thereof pursuant to the terms of any indenture, loan or credit or similar agreement and not otherwise required to be furnished to the Lenders pursuant to Section 6.01 or any other clause of this Section 6.02;

     (f) promptly, and in any event within five Business Days after receipt thereof by the Borrower or any Subsidiary thereof, copies of each notice or other correspondence received from the SEC (or comparable agency in any applicable non-U.S. jurisdiction) concerning any investigation or possible investigation or other inquiry by such agency regarding financial or other operational results of the Borrower or any Subsidiary thereof; and

     (g) promptly, such additional information regarding the business, financial or corporate affairs of the Borrower or any Subsidiary, or compliance with the terms of the Loan Documents, as the Administrative Agent or any Lender may from time to time reasonably request.

     Documents  required to be delivered  pursuant to Section  6.01(a) or (b) or
Section 6.02(d) (to the extent any such documents are included in materials otherwise filed with the SEC) may be delivered electronically and if so delivered, shall be deemed to have been delivered on the date (i) on which the Borrower posts such documents, or provides a link thereto on the Borrower's website on the Internet at the website address listed on Schedule 10.02; or (ii) on which such documents are posted on the Borrower's behalf on an Internet or intranet website, if any, to which each Lender and the Administrative Agent have access (whether a commercial, third-party website or whether sponsored by the Administrative Agent); provided that: (i) the Borrower shall deliver paper copies of such documents to the Administrative Agent or any Lender that requests the Borrower to deliver such paper copies until a written request to cease delivering paper copies is given by the Administrative Agent or such Lender and
(ii) the Borrower shall notify the Administrative Agent and each Lender (by telecopier or electronic mail) of the posting of any such documents and provide to the Administrative Agent by electronic mail electronic versions (i.e., soft copies) of such documents. Notwithstanding anything contained herein, in every instance the Borrower shall be required to provide paper copies of the Compliance Certificates required by Section 6.02(b) to the Administrative Agent. Except for such Compliance Certificates, the Administrative Agent shall have no obligation to request the delivery or to maintain copies of the documents referred to above, and in any event shall have no responsibility to monitor compliance by the Borrower with any such request for delivery, and each Lender shall be solely responsible for requesting delivery to it or maintaining its copies of such documents.

     The Borrower hereby acknowledges that (a) the Administrative Agent and/or the Arranger will make available to the Lenders materials and/or information provided by or on behalf of the Borrower hereunder (collectively, "Borrower Materials") by posting the Borrower Materials on IntraLinks or another similar electronic system (the "Platform") and (b) certain of the Lenders may be "public-side" Lenders (i.e., Lenders that do not wish to receive material non-public information with respect to the Borrower or its securities) (each, a "Public Lender"). The Borrower hereby agrees that (w) all Borrower Materials that are to be made available to Public Lenders shall be clearly and conspicuously marked "PUBLIC" which, at a minimum, shall mean that the word "PUBLIC" shall appear prominently on the first page thereof; (x) by marking Borrower Materials "PUBLIC," the Borrower shall be deemed to have authorized the Administrative Agent, the Arranger and the Lenders to treat such Borrower Materials as not containing any material non-public information with respect to the Borrower or its securities for purposes of United States Federal and state securities laws (provided that to the extent such Borrower Materials constitute Information, they shall be treated as set forth in Section 10.07); (y) all Borrower Materials marked "PUBLIC" are permitted to be made available through a portion of the Platform designated "Public Investor;" and (z) the Administrative Agent and the Arranger shall be entitled to treat any Borrower Materials that are not marked "PUBLIC" as being suitable only for posting on a portion of the Platform not designated "Public Investor."

     6.03 Notices. Promptly notify the Administrative Agent and each Lender:

     (a) of the occurrence of any Default;

     (b) of any matter that has resulted or could reasonably be expected to result in a Material Adverse Effect, including (i) breach or non-performance of, or any default under, a Contractual Obligation of the Borrower or any Subsidiary; (ii) any dispute, litigation, investigation, proceeding or suspension between the Borrower or any Subsidiary and any Governmental Authority; or (iii) the commencement of, or any material development in, any litigation or proceeding affecting the Borrower or any Subsidiary, including pursuant to any applicable Environmental Laws;

     (c) of the occurrence of any ERISA Event;

     (d) of any material change in accounting policies or financial reporting practices by the Borrower or any Subsidiary; and

     (e) of the occurrence of any Internal Control Event.

     Each notice pursuant to this Section shall be accompanied by a statement of a Responsible Officer of the Borrower setting forth details of the occurrence referred to therein and stating what action the Borrower has taken and proposes to take with respect thereto. Each notice pursuant to Section 6.03(a) shall describe with particularity any and all provisions of this Agreement and any other Loan Document that have been breached.


     6.04 Payment of Obligations. Pay and discharge, as the same shall become due and payable, all its obligations and liabilities, including (a) all tax liabilities, assessments and governmental charges or levies upon it or its properties or assets, unless the same are being contested in good faith by appropriate proceedings diligently conducted and adequate reserves in accordance with GAAP are being maintained by the Borrower or such Subsidiary; (b) all lawful claims which, if unpaid, would by law become a Lien upon its property; and (c) all Indebtedness, as and when due and payable, but subject to any subordination provisions contained in any instrument or agreement evidencing such Indebtedness.

     6.05 Preservation of Existence, Etc. (a) Preserve, renew and maintain in full force and effect its legal existence and good standing under the Laws of the jurisdiction of its organization except in a transaction permitted by
Section 7.04 or 7.05; (b) take all reasonable action to maintain all rights, privileges, permits, licenses and franchises necessary or desirable in the normal conduct of its business, except to the extent that failure to do so could not reasonably be expected to have a Material Adverse Effect; and (c) preserve or renew all of its registered patents, trademarks, trade names and service marks, the non-preservation of which could reasonably be expected to have a Material Adverse Effect.

     6.06 Maintenance of Properties. (a) Maintain, preserve and protect all of its material properties and equipment necessary in the operation of its business in good working order and condition, ordinary wear and tear excepted; and (b) make all necessary repairs thereto and renewals and replacements thereof except where the failure to do so could not reasonably be expected to have a Material Adverse Effect.

     6.07 Maintenance of Insurance. Maintain, with financially sound and reputable insurance companies not Affiliates of the Borrower, insurance with respect to its properties and business against loss or damage of the kinds customarily insured against by Persons engaged in the same or similar business, of such types and in such amounts as are customarily carried under similar circumstances by such other Persons and providing for not less than 30 days' prior notice to the Administrative Agent of termination, lapse or cancellation of such insurance.

     6.08 Compliance with Laws. Comply in all material respects with the requirements of all Laws and all orders, writs, injunctions and decrees applicable to it or to its business or property, except in such instances in which (a) such requirement of Law or order, writ, injunction or decree is being contested in good faith by appropriate proceedings diligently conducted; or (b) the failure to comply therewith could not reasonably be expected to have a Material Adverse Effect.

     6.09 Books and Records. (a) Maintain proper books of record and account, in which full, true and correct entries in conformity with GAAP consistently applied shall be made of all financial transactions and matters involving the assets and business of the Borrower or such Subsidiary, as the case may be; and
(b) maintain such books of record and account in material conformity with all applicable requirements of any Governmental Authority having regulatory jurisdiction over the Borrower or such Subsidiary, as the case may be.

     6.10 Inspection Rights. Permit representatives and independent contractors of the Administrative Agent and each Lender to visit and inspect any of its properties, to examine its corporate, financial and operating records, and make copies thereof or abstracts therefrom, and to discuss its affairs, finances and accounts with its directors, and officers and, so long as a representative of the Borrower has been given reasonable opportunity to be included in any such discussions, independent public accountants, all at the expense of the Borrower and at such reasonable times during normal business hours and as often as may be reasonably desired, upon reasonable advance notice to the Borrower; provided that when an Event of Default exists the Administrative Agent or any Lender (or any of their respective representatives or independent contractors) may do any of the foregoing at the expense of the Borrower at any time during normal business hours and without advance notice.

     6.11 Use of Proceeds. Use the proceeds of the Credit Extensions (a) to refinance existing debt obligations of the Borrower under the Existing Credit Agreement, (b) to finance Permitted Acquisitions and (c) for working capital, capital expenditures and other lawful corporate purposes.


                                  ARTICLE VII.
                               NEGATIVE COVENANTS

     So long as any Lender shall have any Commitment hereunder, or any Loan or other Obligation hereunder shall remain unpaid or unsatisfied, the Borrower shall not, nor shall it permit any Subsidiary to, directly or indirectly:


     7.01 Liens. Create, incur, assume or suffer to exist any Lien upon any of its property, assets or revenues, whether now owned or hereafter acquired, other than the following:

     (a) Liens pursuant to any Loan Document;

     (b) Liens existing on the date hereof and listed on Schedule 7.01 and any renewals or extensions thereof, provided that (i) the property covered thereby is not changed, (ii) the principal amount secured or benefited thereby is not increased, (iii) the direct or any contingent obligor with respect thereto is not changed, and (iv) any renewal or extension of the obligations secured or benefited thereby is permitted by Section 7.03(b);

     (c) Liens for taxes not yet due or which are being contested in good faith and by appropriate proceedings diligently conducted, if adequate reserves with respect thereto are maintained on the books of the applicable Person in accordance with GAAP;

     (d) carriers', warehousemen's, mechanics', materialmen's, repairmen's or other like Liens arising in the ordinary course of business which are not overdue for a period of more than 30 days or which are being contested in good faith and by appropriate proceedings diligently conducted, if adequate reserves with respect thereto are maintained on the books of the applicable Person;

     (e) pledges or deposits in the ordinary course of business in connection with workers' compensation, unemployment insurance and other social security legislation, other than any Lien imposed by ERISA;

     (f) deposits to secure the performance of bids, trade contracts and leases (other than Indebtedness), statutory obligations, surety and appeal bonds, performance bonds and other obligations of a like nature incurred in the ordinary course of business (provided that neither the aggregate fair market value of the property encumbered by Liens described in clause (d) above and this clause (f), nor the aggregate amount of the Indebtedness and other obligations secured thereby, shall exceed $25,000,000);

     (g) easements, rights-of-way, restrictions and other similar encumbrances affecting real property which, in the aggregate, are not substantial in amount, and which do not in any case materially detract from the value of the property subject thereto or materially interfere with the ordinary conduct of the business of the applicable Person;

     (h) Liens securing judgments for the payment of money not constituting an Event of Default under Section 8.01(h);

     (i) Liens securing Indebtedness permitted under Section 7.03(e) (provided that (i) such Liens do not at any time encumber any property other than the property financed by such Indebtedness and (ii) the Indebtedness secured thereby does not exceed the cost or fair market value, whichever is lower, of the property being acquired on the date of acquisition);

     (j) Liens on property or assets of any Subsidiary operating outside of the United States securing Indebtedness of such Subsidiary; and

     (k) other Liens on property of the Borrower or any of its Subsidiaries (provided that neither the aggregate fair market value of the property encumbered by Liens described in this clause (k), nor the aggregate of the Indebtedness and other obligations secured thereby, shall exceed $25,000,000).


     7.02 Investments. Make any Investments, except:

     (a) Investments held by the Borrower or such Subsidiary in the form of cash equivalents;

     (b) advances to officers, directors and employees of the Borrower and Subsidiaries in an aggregate amount not to exceed $2,000,000 at any time outstanding, for travel, entertainment, relocation and analogous ordinary business purposes;

     (c) Investments of the Borrower in any Subsidiary in an aggregate amount not to exceed $50,000,000 in the aggregate in any fiscal year of the Borrower and Investments of any Subsidiary in the Borrower or in another Subsidiary;

     (d) Investments consisting of extensions of credit in the nature of accounts receivable or notes receivable arising from the grant of trade credit in the ordinary course of business, and Investments received in satisfaction or partial satisfaction thereof from financially troubled account debtors to the extent reasonably necessary in order to prevent or limit loss;

     (e) Investments in respect of Guarantees permitted by Section 7.03;

     (f) Investments in respect of Permitted Acquisitions; and

     (g) other Investments not exceeding $25,000,000 in the aggregate in any fiscal year of the Borrower.


     7.03  Indebtedness.   Create,   incur,   assume  or  suffer  to  exist  any
Indebtedness, except:

     (a) Indebtedness under the Loan Documents;

     (b) Indebtedness existing on the date hereof and listed on Schedule 7.03 and any refinancings, refundings, renewals or extensions thereof; provided that
(i) the amount of such Indebtedness is not increased at the time of such refinancing, refunding, renewal or extension except by an amount equal to a reasonable premium or other reasonable amount paid, and fees and expenses reasonably incurred, in connection with such refinancing and by an amount equal to any existing commitments unutilized thereunder and (ii) the terms relating to principal amount, amortization, maturity, collateral (if any) and subordination (if any), and other material terms taken as a whole, of any such refinancing, refunding, renewing or extending Indebtedness, and of any agreement entered into and of any instrument issued in connection therewith, are no less favorable in any material respect to the Borrower or its Subsidiaries, as the case may be, or the Lenders than the terms of any agreement or instrument governing the Indebtedness being refinanced, refunded, renewed or extended and the interest rate applicable to any such refinancing, refunding, renewing or extending Indebtedness does not exceed the then applicable market interest rate (collectively, a "Permitted Refinancing");

     (c) Guarantees of the Borrower or any Subsidiary in respect of Indebtedness otherwise permitted hereunder of the Borrower or any wholly-owned Subsidiary, so long as, in the case of any domestic Subsidiary that provides a Guarantee in respect of the Indebtedness of the Borrower, such Subsidiary provides a Guarantee in respect of the Obligations, which Guarantee shall rank at least pari passu in priority of payment in respect of such other Guarantee and is otherwise on substantially similar or better terms (in respect of the Lenders) as the documentation evidencing such other Guarantee;

     (d) obligations (contingent or otherwise) of the Borrower or any Subsidiary existing or arising under any Swap Contract, provided that (i) such obligations are (or were) entered into by such Person in the ordinary course of business for the purpose of directly mitigating risks associated with liabilities, commitments, investments, assets, or property held or reasonably anticipated by such Person, or changes in the value of securities issued by such Person, and not for purposes of speculation or taking a "market view;" and (ii) such Swap Contract does not contain any provision exonerating the non-defaulting party from its obligation to make payments on outstanding transactions to the defaulting party;

     (e) Indebtedness in respect of capital leases, Synthetic Lease Obligations and purchase money obligations for fixed or capital assets within the limitations set forth in Section 7.01(i); provided that the aggregate amount of all such Indebtedness at any one time outstanding shall not exceed $35,000,000; and

     (f) unsecured Indebtedness in an aggregate principal amount not to exceed $200,000,000 at any time outstanding.


     7.04 Fundamental Changes. Merge, dissolve, liquidate, consolidate with or into another Person, or Dispose of (whether in one transaction or in a series of transactions) all or substantially all of its assets (whether now owned or hereafter acquired) to or in favor of any Person, except that, so long as no Default exists or would result therefrom:

     (a) the Borrower may merge with any Person (provided that the Borrower shall be the continuing or surviving Person);

     (b) any Subsidiary may merge with (i) the Borrower (provided that the Borrower shall be the continuing or surviving Person), or (ii) any one or more other Subsidiaries (provided that when any wholly-owned Subsidiary is merging with another Subsidiary, the wholly-owned Subsidiary shall be the continuing or surviving Person); and

     (c) any Subsidiary may Dispose of all or substantially all of its assets (upon voluntary liquidation or otherwise) to the Borrower or to another Subsidiary; provided that if the transferor in such a transaction is a wholly-owned Subsidiary, then the transferee must either be the Borrower or a wholly-owned Subsidiary.


     7.05 Dispositions. Make any Disposition or enter into any agreement to make any Disposition, except:

     (a) Dispositions of obsolete or worn out property, whether now owned or hereafter acquired, in the ordinary course of business;

     (b) Dispositions of inventory in the ordinary course of business;

     (c) Dispositions of equipment or real property to the extent that (i) such property is exchanged for credit against the purchase price of similar replacement property or (ii) the proceeds of such Disposition are reasonably promptly applied to the purchase price of such replacement property;

     (d) Dispositions of property by any Subsidiary to the Borrower or to a wholly-owned Subsidiary;

     (e) Dispositions permitted by Section 7.04;

     (f) Dispositions by the Borrower and its Subsidiaries not otherwise permitted under this Section 7.05; provided that (i) at the time of such Disposition, no Default shall exist or would result from such Disposition and
(ii) the aggregate book value of all property Disposed of in reliance on this clause (f) in any fiscal year shall not exceed $40,000,000;

provided that any and all Dispositions pursuant to clauses (a) through (f) shall be for fair market value.


     7.06 Restricted Payments. Declare or make, directly or indirectly, any Restricted Payment, or incur any obligation (contingent or otherwise) to do so, except that, so long as no Default shall have occurred and be continuing at the time of any action described below or would result therefrom:

     (a) each Subsidiary may make Restricted Payments to the Borrower, and any other Person that owns an Equity Interest in such Subsidiary, ratably according to their respective holdings of the type of Equity Interest in respect of which such Restricted Payment is being made;

     (b) the Borrower and each Subsidiary may declare and make dividend payments or other distributions payable solely in the common stock or other common Equity Interests of such Person;

     (c) the Borrower and each Subsidiary may purchase, redeem or otherwise acquire Equity Interests issued by it with the proceeds received from the substantially concurrent issue of new shares of its common stock or other common Equity Interests; and

     (d) the Borrower may declare or pay cash dividends to its stockholders and purchase, redeem or otherwise acquire for cash Equity Interests issued by it, so long as (i) immediately before and after giving effect to such payment, purchase, redemption or acquisition no Default shall have occurred and be continuing or would result therefrom, (ii) for the period of the most recently completed four full fiscal quarters immediately preceding such payment, purchase, redemption or acquisition after giving pro forma effect to the consummation of such payment, purchase, redemption or acquisition, the Leverage Ratio is less than 2.50 to 1.00 and (iii) the Borrower shall have provided a certificate prepared in good faith and in a manner and using such methodology which is consistent with the most recent financial statements delivered pursuant to Section 6.01 evidencing compliance with the requirements of clauses (i) and
(ii) above in reasonable detail).


     7.07 Change in Nature of Business. Engage in any material line of business substantially different from those lines of business conducted by the Borrower and its Subsidiaries on the date hereof or any business substantially related or incidental thereto.


     7.08 Transactions with Affiliates. Enter into any transaction of any kind with any Affiliate of the Borrower, whether or not in the ordinary course of business, other than on fair and reasonable terms substantially as favorable to the Borrower or such Subsidiary as would be obtainable by the Borrower or such Subsidiary at the time in a comparable arm's length transaction with a Person other than an Affiliate.


     7.09 Burdensome Agreements. Enter into (or permit to exist) any Contractual Obligation (other than this Agreement, any other Loan Document or, in respect of clause (ii) and (iii) below, the RBS Credit Agreement (as it exists on the Closing Date or as modified in connection with a Permitted Refinancing) that (a) limits the ability (i) of any Subsidiary to make Restricted Payments to the Borrower or to otherwise transfer property to the Borrower, (ii) of any Subsidiary to Guarantee the Indebtedness of the Borrower or (iii) of the Borrower or any Subsidiary to create, incur, assume or suffer to exist Liens on property of such Person; provided that this clause (iii) shall not prohibit any negative pledge incurred or provided in favor of any holder of Indebtedness permitted under Section 7.03(e) solely to the extent any such negative pledge relates to the property financed by or the subject of such Indebtedness; or (b) requires the grant of a Lien to secure an obligation of such Person if a Lien is granted to secure another obligation of such Person.


     7.10 Use of Proceeds. Use the proceeds of any Credit Extension, whether directly or indirectly, and whether immediately, incidentally or ultimately, to purchase or carry margin stock (within the meaning of Regulation U of the FRB) or to extend credit to others for the purpose of purchasing or carrying margin stock or to refund indebtedness originally incurred for such purpose.


     7.11 Financial Covenants.

     (a) Consolidated Interest Coverage Ratio. Permit the Consolidated Interest Coverage Ratio as of the end of any fiscal quarter of the Borrower to be less than 2.00 to1.00.

     (b) Consolidated Leverage Ratio. Permit the Consolidated Leverage Ratio at any time to be greater than 3.50 to 1.00.


     7.12 Limitation on Accounting Changes. Make or Permit and change in accounting policies (other than de minimus changes) without the consent of the Administrative Agent (which consent shall not be unreasonably withheld or delayed), except, subject to Section 1.03, changes that are required by GAAP.


     7.13 Fiscal Year. Change the fiscal year-end of the Borrower to a date other than April 30 without the consent of the Administrative Agent (which consent shall not be unreasonably withheld or delayed).


                                 ARTICLE VIII.
                         EVENTS OF DEFAULT AND REMEDIES

     8.01 Events of Default.  Any of the following shall  constitute an Event of
Default:

     (a) Non-Payment. The Borrower fails to pay (i) when and as required to be paid herein, any amount of principal of any Loan, or (ii) within three days after the same becomes due, any interest on any Loan, or any fee due hereunder, or (iii) within five days after the same becomes due, any other amount payable hereunder or under any other Loan Document; or

     (b) Specific Covenants. The Borrower fails to perform or observe any term, covenant or agreement contained in any of Section 6.03, 6.05, 6.10 or 6.11 or
Article VII; or

     (c) Other Defaults. The Borrower fails to perform or observe any other covenant or agreement (not specified in clause (a) or (b) above) contained in any Loan Document on its part to be performed or observed and such failure continues for 30 days; or

     (d) Representations and Warranties. Any representation, warranty, certification or statement of fact made or deemed made by or on behalf of the Borrower herein, in any other Loan Document, or in any document delivered in connection herewith or therewith shall be incorrect or misleading when made or deemed made; or

     (e) Cross-Default. (i) The Borrower or any Subsidiary (A) fails to make any payment when due (whether by scheduled maturity, required prepayment, acceleration, demand, or otherwise) in respect of any Indebtedness or Guarantee (other than Indebtedness hereunder and Indebtedness under Swap Contracts) having an aggregate principal amount (including undrawn committed or available amounts and including amounts owing to all creditors under any combined or syndicated credit arrangement) of more than the Threshold Amount, or (B) fails to observe or perform any other agreement or condition relating to any such Indebtedness or Guarantee or contained in any instrument or agreement evidencing, securing or relating thereto, or any other event occurs, the effect of which default or other event is to cause, or to permit the holder or holders of such Indebtedness or the beneficiary or beneficiaries of such Guarantee (or a trustee or agent on behalf of such holder or holders or beneficiary or beneficiaries) to cause, with the giving of notice if required, such Indebtedness to be demanded or to become due or to be repurchased, prepaid, defeased or redeemed (automatically or otherwise), or an offer to repurchase, prepay, defease or redeem such Indebtedness to be made, prior to its stated maturity, or such Guarantee to become payable or cash collateral in respect thereof to be demanded; or (ii) there occurs under any Swap Contract an Early Termination Date (as defined in such Swap Contract) resulting from (A) any event of default under such Swap Contract as to which the Borrower or any Subsidiary is the Defaulting Party (as defined in such Swap Contract) or (B) any Termination Event (as so defined) under such Swap Contract as to which the Borrower or any Subsidiary is an Affected Party (as so defined) and, in either event, the Swap Termination Value owed by the Borrower or such Subsidiary as a result thereof is greater than the Threshold Amount; or

     (f) Insolvency Proceedings, Etc. The Borrower or any of its Material Subsidiaries institutes or consents to the institution of any proceeding under any Debtor Relief Law, or makes an assignment for the benefit of creditors; or applies for or consents to the appointment of any receiver, trustee, custodian, conservator, liquidator, rehabilitator or similar officer for it or for all or any material part of its property; or any receiver, trustee, custodian, conservator, liquidator, rehabilitator or similar officer is appointed without the application or consent of such Person and the appointment continues undischarged or unstayed for 60 calendar days; or any proceeding under any Debtor Relief Law relating to any such Person or to all or any material part of its property is instituted without the consent of such Person and continues undismissed or unstayed for 60 calendar days, or an order for relief is entered in any such proceeding; or

     (g) Inability to Pay Debts; Attachment. (i) The Borrower or any Material Subsidiary becomes unable or admits in writing its inability or fails generally to pay its debts as they become due, or (ii) any writ or warrant of attachment or execution or similar process is issued or levied against all or any material part of the property of any such Person and is not released, vacated or fully bonded within 45 days after its issue or levy; or

     (h) Judgments. There is entered against the Borrower or any Subsidiary (i) a final judgment or order for the payment of money in an aggregate amount exceeding the Threshold Amount (to the extent not covered by independent third-party insurance as to which the insurer does not dispute coverage), or
(ii) any one or more non-monetary final judgments that have, or could reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect and, in either case, (A) enforcement proceedings are commenced by any creditor upon such judgment or order, or (B) such judgment is not discharged, vacated or fully bonded and there is a period of 45 consecutive days during which a stay of enforcement of such judgment, by reason of a pending appeal or otherwise, is not in effect; or

     (i) ERISA. (i) An ERISA Event occurs with respect to a Pension Plan or Multiemployer Plan which has resulted or could reasonably be expected to result in liability of the Borrower under Title IV of ERISA to the Pension Plan, Multiemployer Plan or the PBGC in an aggregate amount in excess of the Threshold Amount, or (ii) the Borrower or any ERISA Affiliate fails to pay when due, after the expiration of any applicable grace period, any installment payment with respect to its withdrawal liability under Section 4201 of ERISA under a Multiemployer Plan in an aggregate amount in excess of the Threshold Amount; or

     (j) Invalidity of Loan Documents. Any provision of any Loan Document, at any time after its execution and delivery and for any reason other than as expressly permitted hereunder or thereunder or satisfaction in full of all the Obligations and the termination of all Commitments, ceases to be in full force and effect; or the Borrower or any of its Affiliates contests in any manner the validity or enforceability of any provision of any Loan Document; or the Borrower denies that it has any or further liability or obligation under any Loan Document, or purports to revoke, terminate or rescind any provision of any Loan Document; or

     (k) Change of Control. There occurs any Change of Control.


     8.02 Remedies Upon Event of Default. If any Event of Default occurs and is continuing, the Administrative Agent shall, at the request of, or may, with the consent of, the Required Lenders, take any or all of the following actions:

     (a) declare the commitment of each Lender to make Loans to be terminated, whereupon such commitments and obligation shall be terminated;

     (b) declare the unpaid principal amount of all outstanding Loans, all interest accrued and unpaid thereon, and all other amounts owing or payable hereunder or under any other Loan Document to be immediately due and payable, without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived by the Borrower; and

     (c) exercise on behalf of itself and the Lenders all rights and remedies available to it and the Lenders under the Loan Documents;

provided that upon the occurrence of an actual or deemed entry of an order for relief with respect to the Borrower under the Bankruptcy Code of the United States, the obligation of each Lender to make Loans shall automatically terminate, and the unpaid principal amount of all outstanding Loans and all interest and other amounts as aforesaid shall automatically become due and payable, in each case without further act of the Administrative Agent or any Lender.


     8.03 Application of Funds.  After the exercise of remedies  provided for in
Section 8.02 (or after the Loans have automatically become immediately due and payable as set forth in the proviso to Section 8.02), any amounts received on account of the Obligations shall be applied by the Administrative Agent in the following order:

     First, to payment of that portion of the Obligations constituting fees, indemnities, expenses and other amounts (including fees, charges and disbursements of counsel to the Administrative Agent and amounts payable under
Article III) payable to the Administrative Agent in its capacity as such;

     Second, to payment of that portion of the Obligations constituting fees, indemnities and other amounts (other than principal and interest) payable to the Lenders (including fees, charges and disbursements of counsel to the respective Lenders (including fees and time charges for attorneys who may be employees of any Lender) and amounts payable under Article III), ratably among them in proportion to the respective amounts described in this clause Second payable to them;

     Third, to payment of that portion of the Obligations constituting accrued and unpaid interest on the Loans and other Obligations, ratably among the Lenders in proportion to the respective amounts described in this clause Third payable to them;

     Fourth, to payment of that portion of the Obligations constituting unpaid principal of the Loans then outstanding and the credit exposure, if any, of Swap Counterparties, ratably among the Lenders in proportion to the respective amounts described in this clause Fourth held by them; and

     Fifth, to the payment in full of the remaining Obligations, ratably among the Lenders and other Persons (other than the Borrower and its Affiliates) due such amounts in proportion to the respective amounts described in this clause Fifth held by them;

     Last, the balance, if any, after all of the Obligations have been indefeasibly paid in full, to the Borrower or as otherwise required by Law.

     For purposes of this Section, the "credit exposure" at any time of any Swap Counterparty shall be determined at such time in accordance with the customary methods of calculating credit exposure under similar arrangements by the counterparty to such arrangements, taking into account potential interest rate movements and the respective termination provisions and notional principal amount and term of the underlying Swap Contract.


                                  ARTICLE IX.
                              ADMINISTRATIVE AGENT

     9.01 Appointment and Authority. Each of the Lenders hereby irrevocably appoints Bank of America to act on its behalf as the Administrative Agent hereunder and under the other Loan Documents and authorizes the Administrative Agent to take such actions on its behalf and to exercise such powers as are delegated to the Administrative Agent by the terms hereof or thereof, together with such actions and powers as are reasonably incidental thereto. The provisions of this Article are solely for the benefit of the Administrative Agent and the Lenders, and the Borrower shall not have rights as a third party beneficiary of any of such provisions.


     9.02 Rights as a Lender. The Person serving as the Administrative Agent hereunder shall have the same rights and powers in its capacity as a Lender as any other Lender and may exercise the same as though it were not the Administrative Agent and the term "Lender" or "Lenders" shall, unless otherwise expressly indicated or unless the context otherwise requires, include the Person serving as the Administrative Agent hereunder in its individual capacity. Such Person and its Affiliates may accept deposits from, lend money to, act as the financial advisor or in any other advisory capacity for and generally engage in any kind of business with the Borrower or any Subsidiary or other Affiliate thereof as if such Person were not the Administrative Agent hereunder and without any duty to account therefor to the Lenders.

     9.03 Exculpatory Provisions. The Administrative Agent shall not have any duties or obligations except those expressly set forth herein and in the other Loan Documents. Without limiting the generality of the foregoing, the Administrative Agent:

          (a) shall not be subject to any fiduciary or other implied duties, regardless of whether a Default has occurred and is continuing;

          (b) shall not have any duty to take any discretionary action or exercise any discretionary powers, except discretionary rights and powers expressly contemplated hereby or by the other Loan Documents that the Administrative Agent is required to exercise as directed in writing by the Required Lenders (or such other number or percentage of the Lenders as shall be expressly provided for herein or in the other Loan Documents), provided that the Administrative Agent shall not be required to take any action that, in its opinion or the opinion of its counsel, may expose the Administrative Agent to liability or that is contrary to any Loan Document or applicable law; and

          (c) shall not, except as expressly set forth herein and in the other Loan Documents, have any duty to disclose, and shall not be liable for the failure to disclose, any information relating to the Borrower or any of its Affiliates that is communicated to or obtained by the Person serving as the Administrative Agent or any of its Affiliates in any capacity.

     The Administrative Agent shall not be liable for any action taken or not taken by it (i) with the consent or at the request of the Required Lenders (or such other number or percentage of the Lenders as shall be necessary, or as the Administrative Agent shall believe in good faith shall be necessary, under the circumstances as provided in Sections 10.01 and 8.02) or (ii) in the absence of its own gross negligence or willful misconduct. The Administrative Agent shall be deemed not to have knowledge of any Default unless and until notice describing such Default is given to the Administrative Agent by the Borrower or a Lender.

     The Administrative Agent shall not be responsible for or have any duty to ascertain or inquire into (i) any statement, warranty or representation made in or in connection with this Agreement or any other Loan Document, (ii) the contents of any certificate, report or other document delivered hereunder or thereunder or in connection herewith or therewith, (iii) the performance or observance of any of the covenants, agreements or other terms or conditions set forth herein or therein or the occurrence of any Default, (iv) the validity, enforceability, effectiveness or genuineness of this Agreement, any other Loan Document or any other agreement, instrument or document or (v) the satisfaction of any condition set forth in Article IV or elsewhere herein, other than to confirm receipt of items expressly required to be delivered to the Administrative Agent.


     9.04 Reliance by Administrative Agent. The Administrative Agent shall be entitled to rely upon, and shall not incur any liability for relying upon, any notice, request, certificate, consent, statement, instrument, document or other writing (including any electronic message, Internet or intranet website posting or other distribution) believed by it to be genuine and to have been signed, sent or otherwise authenticated by the proper Person. The Administrative Agent also may rely upon any statement made to it orally or by telephone and believed by it to have been made by the proper Person, and shall not incur any liability for relying thereon. In determining compliance with any condition hereunder to the making of a Loan, that by its terms must be fulfilled to the satisfaction of a Lender, the Administrative Agent may presume that such condition is satisfactory to such Lender unless the Administrative Agent shall have received notice to the contrary from such Lender prior to the making of such Loan. The Administrative Agent may consult with legal counsel (who may be counsel for the Borrower), independent accountants and other experts selected by it, and shall not be liable for any action taken or not taken by it in accordance with the advice of any such counsel, accountants or experts.


     9.05 Delegation of Duties. The Administrative Agent may perform any and all of its duties and exercise its rights and powers hereunder or under any other Loan Document by or through any one or more sub-agents appointed by the Administrative Agent. The Administrative Agent and any such sub-agent may perform any and all of its duties and exercise its rights and powers by or through their respective Related Parties. The exculpatory provisions of this Article shall apply to any such sub-agent and to the Related Parties of the Administrative Agent and any such sub-agent, and shall apply to their respective activities in connection with the syndication of the credit facilities provided for herein as well as activities as Administrative Agent.

     9.06 Resignation of Administrative Agent. The Administrative Agent may at any time give notice of its resignation to the Lenders and the Borrower. Upon receipt of any such notice of resignation, the Required Lenders shall have the right, in consultation with the Borrower, to appoint a successor, which shall be a bank with an office in the United States, or an Affiliate of any such bank with an office in the United States. If no such successor shall have been so appointed by the Required Lenders and shall have accepted such appointment within 30 days after the retiring Administrative Agent gives notice of its resignation, then the retiring Administrative Agent may on behalf of the Lenders, appoint a successor Administrative Agent meeting the qualifications set forth above; provided that if the Administrative Agent shall notify the Borrower and the Lenders that no qualifying Person has accepted such appointment, then such resignation shall nonetheless become effective in accordance with such notice and (1) the retiring Administrative Agent shall be discharged from its duties and obligations hereunder and under the other Loan Documents and (2) all payments, communications and determinations provided to be made by, to or through the Administrative Agent shall instead be made by or to each Lender directly, until such time as the Required Lenders appoint a successor Administrative Agent as provided for above in this Section. Upon the acceptance of a successor's appointment as Administrative Agent hereunder, such successor shall succeed to and become vested with all of the rights, powers, privileges and duties of the retiring (or retired) Administrative Agent, and the retiring Administrative Agent shall be discharged from all of its duties and obligations hereunder or under the other Loan Documents (if not already discharged therefrom as provided above in this Section). The fees payable by the Borrower to a successor Administrative Agent shall be the same as those payable to its predecessor unless otherwise agreed between the Borrower and such successor. After the retiring Administrative Agent's resignation hereunder and under the other Loan Documents, the provisions of this Article and Section 10.04 shall continue in effect for the benefit of such retiring Administrative Agent, its sub-agents and their respective Related Parties in respect of any actions taken or omitted to be taken by any of them while the retiring Administrative Agent was acting as Administrative Agent.

     Any resignation by Bank of America as Administrative Agent pursuant to this Section shall also constitute its resignation as Swing Line Lender. Upon the acceptance of a successor's appointment as Administrative Agent hereunder, (a) such successor shall succeed to and become vested with all of the rights, powers, privileges and duties of the retiring Swing Line Lender, and (b) the retiring Swing Line Lender shall be discharged from all of its duties and obligations hereunder or under the other Loan Documents.


     9.07 Non-Reliance on Administrative Agent and Other Lenders. Each Lender acknowledges that it has, independently and without reliance upon the Administrative Agent or any other Lender or any of their Related Parties and based on such documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each Lender also acknowledges that it will, independently and without reliance upon the Administrative Agent or any other Lender or any of their Related Parties and based on such documents and information as it shall from time to time deem appropriate, continue to make its own decisions in taking or not taking action under or based upon this Agreement, any other Loan Document or any related agreement or any document furnished hereunder or thereunder.

     9.08 No Other Duties, Etc. Anything herein to the contrary notwithstanding, none of the Book Manager, the Arranger or the Syndication Agent listed on the cover page hereof shall have any powers, duties or responsibilities under this Agreement or any of the other Loan Documents, except in its capacity, as applicable, as the Administrative Agent or a Lender hereunder.


     9.09 Administrative Agent May File Proofs of Claim. In case of the pendency of any receivership, insolvency, liquidation, bankruptcy, reorganization, arrangement, adjustment, composition or other judicial proceeding relative to the Borrower, the Administrative Agent (irrespective of whether the principal of any Loan shall then be due and payable as herein expressed or by declaration or otherwise and irrespective of whether the Administrative Agent shall have made any demand on the Borrower) shall be entitled and empowered, by intervention in such proceeding or otherwise

          (a) to file and prove a claim for the whole amount of the principal and interest owing and unpaid in respect of the Loans and all other Obligations that are owing and unpaid and to file such other documents as may be necessary or advisable in order to have the claims of the Lenders and the Administrative Agent (including any claim for the reasonable compensation, expenses, disbursements and advances of the Lenders and the Administrative Agent and their respective agents and counsel and all other amounts due the Lenders and the Administrative Agent under Sections 2.09 and 10.04) allowed in such judicial proceeding; and

          (b) to collect and receive any monies or other property payable or deliverable on any such claims and to distribute the same;

and any custodian, receiver, assignee, trustee, liquidator, sequestrator or other similar official in any such judicial proceeding is hereby authorized by each Lender to make such payments to the Administrative Agent and, in the event that the Administrative Agent shall consent to the making of such payments directly to the Lenders, to pay to the Administrative Agent any amount due for the reasonable compensation, expenses, disbursements and advances of the Administrative Agent and its agents and counsel, and any other amounts due the Administrative Agent under Sections 2.09 and 10.04.

     Nothing contained herein shall be deemed to authorize the Administrative Agent to authorize or consent to or accept or adopt on behalf of any Lender any plan of reorganization, arrangement, adjustment or composition affecting the Obligations or the rights of any Lender or to authorize the Administrative Agent to vote in respect of the claim of any Lender in any such proceeding.


                                   ARTICLE X.
                                  MISCELLANEOUS

     10.01 Amendments, Etc. No amendment or waiver of any provision of this Agreement or any other Loan Document, and no consent to any departure by the Borrower therefrom, shall be effective unless in writing signed by the Required Lenders and the Borrower, and acknowledged by the Administrative Agent, and each such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided that no such amendment, waiver or consent shall:

     (a) waive any condition set forth in Section 4.01(a) without the written consent of each Lender;

     (b) extend or increase the Commitment of any Lender (or reinstate any Commitment terminated pursuant to Section 8.02) without the written consent of such Lender;

     (c) postpone any date fixed by this Agreement or any other Loan Document for any payment of principal, interest, fees or other amounts due to the Lenders (or any of them) hereunder or under any other Loan Document without the written consent of each Lender directly affected thereby;

     (d) reduce the principal of, or the rate of interest specified herein on, any Loan, or (subject to clause (iii) of the second proviso to this Section 10.01) any fees or other amounts payable hereunder or under any other Loan Document, or change the manner of computation of any financial ratio (including any change in any applicable defined term) used in determining the Applicable Rate that would result in a reduction of any interest rate on any Loan or any fee payable hereunder without the written consent of each Lender directly affected thereby; provided that only the consent of the Required Lenders shall be necessary to amend the definition of "Default Rate" or to waive any obligation of the Borrower to pay interest at the Default Rate;

     (e) change Section 2.13 or Section 8.03 in a manner that would alter the pro rata sharing of payments required thereby without the written consent of each Lender; or

     (f) change any provision of this Section or the definition of "Required Lenders" or any other provision hereof specifying the number or percentage of Lenders required to amend, waive or otherwise modify any rights hereunder or make any determination or grant any consent hereunder, without the written consent of each Lender;

and, provided further, that (i) no amendment, waiver or consent shall, unless in writing and signed by the Swing Line Lender in addition to the Lenders required above, affect the rights or duties of the Swing Line Lender under this Agreement; (ii) no amendment, waiver or consent shall, unless in writing and signed by the Administrative Agent in addition to the Lenders required above, affect the rights or duties of the Administrative Agent under this Agreement or any other Loan Document; and (iii) the Fee Letter may be amended, or rights or privileges thereunder waived, in a writing executed only by the parties thereto. Notwithstanding anything to the contrary herein, no Defaulting Lender shall have any right to approve or disapprove any amendment, waiver or consent hereunder, except that the Commitment of such Lender may not be increased or extended without the consent of such Lender.


     10.02 Notices; Effectiveness; Electronic Communication.

     (a) Notices Generally. Except in the case of notices and other communications expressly permitted to be given by telephone (and except as provided in clause (b) below), all notices and other communications provided for herein shall be in writing and shall be delivered by hand or overnight courier service, mailed by certified or registered mail or sent by telecopier as follows, and all notices and other communications expressly permitted hereunder to be given by telephone shall be made to the applicable telephone number, as follows:

          (i) if to the Borrower, the Administrative Agent or the Swing Line Lender, to the address, telecopier number, electronic mail address or telephone number specified for such Person on Schedule 10.02; and

          (ii) if to any other Lender, to the address, telecopier number, electronic mail address or telephone number specified in its Administrative Questionnaire.

Notices sent by hand or overnight courier service, or mailed by certified or registered mail, shall be deemed to have been given when received; notices sent by telecopier shall be deemed to have been given when sent (except that, if not given during normal business hours for the recipient, shall be deemed to have been given at the opening of business on the next business day for the recipient). Notices delivered through electronic communications to the extent provided in clause (b) below, shall be effective as provided in such clause (b).

     (b) Electronic Communications. Notices and other communications to the Lenders hereunder may be delivered or furnished by electronic communication (including e-mail and Internet or intranet websites) pursuant to procedures approved by the Administrative Agent, provided that the foregoing shall not apply to notices to any Lender pursuant to Article II if such Lender, as applicable, has notified the Administrative Agent that it is incapable of receiving notices under such Article by electronic communication. The Administrative Agent or the Borrower may, in its discretion, agree to accept notices and other communications to it hereunder by electronic communications pursuant to procedures approved by it, provided that approval of such procedures may be limited to particular notices or communications.

     Unless the Administrative Agent otherwise prescribes, (i) notices and other communications sent to an e-mail address shall be deemed received upon the sender's receipt of an acknowledgement from the intended recipient (such as by the "return receipt requested" function, as available, return e-mail or other written acknowledgement), provided that if such notice or other communication is not sent during the normal business hours of the recipient, such notice or communication shall be deemed to have been sent at the opening of business on the next business day for the recipient, and (ii) notices or communications posted to an Internet or intranet website shall be deemed received upon the deemed receipt by the intended recipient at its e-mail address as described in the foregoing clause (i) of notification that such notice or communication is available and identifying the website address therefor.

     (c) The Platform. THE PLATFORM IS PROVIDED "AS IS" AND "AS AVAILABLE." THE AGENT PARTIES (AS DEFINED BELOW) DO NOT WARRANT THE ACCURACY OR COMPLETENESS OF THE BORROWER MATERIALS OR THE ADEQUACY OF THE PLATFORM, AND EXPRESSLY DISCLAIM LIABILITY FOR ERRORS IN OR OMISSIONS FROM THE BORROWER MATERIALS. NO WARRANTY OF ANY KIND, EXPRESS, IMPLIED OR STATUTORY, INCLUDING ANY WARRANTY OF MERCHANTABILITY, FITNESS FOR A PARTICULAR PURPOSE, NON-INFRINGEMENT OF THIRD PARTY RIGHTS OR FREEDOM FROM VIRUSES OR OTHER CODE DEFECTS, IS MADE BY ANY AGENT PARTY IN CONNECTION WITH THE BORROWER MATERIALS OR THE PLATFORM. In no event shall the Administrative Agent or any of its Related Parties (collectively, the "Agent Parties") have any liability to the Borrower, any Lender or any other Person for losses, claims, damages, liabilities or expenses of any kind (whether in tort, contract or otherwise) arising out of the Borrower's or the Administrative Agent's transmission of Borrower Materials through the Internet, except to the extent that such losses, claims, damages, liabilities or expenses are determined by a court of competent jurisdiction by a final and nonappealable judgment to have resulted from the gross negligence or willful misconduct of such Agent Party; provided that in no event shall any Agent Party have any liability to the Borrower, any Lender or any other Person for indirect, special, incidental, consequential or punitive damages (as opposed to direct or actual damages).

     (d) Change of Address, Etc. Each of the Borrower, the Administrative Agent and the Swing Line Lender may change its address, telecopier or telephone number for notices and other communications hereunder by notice to the other parties hereto. Each other Lender may change its address, telecopier or telephone number for notices and other communications hereunder by notice to the Borrower, the Administrative Agent and the Swing Line Lender. In addition, each Lender agrees to notify the Administrative Agent from time to time to ensure that the Administrative Agent has on record (i) an effective address, contact name, telephone number, telecopier number and electronic mail address to which notices and other communications may be sent and (ii) accurate wire instructions for such Lender.

     (e) Reliance by Administrative Agent and Lenders. The Administrative Agent and the Lenders shall be entitled to rely and act upon any notices (including telephonic Committed Loan Notices and Swing Line Loan Notices) purportedly given by or on behalf of the Borrower even if (i) such notices were not made in a manner specified herein, were incomplete or were not preceded or followed by any other form of notice specified herein, or (ii) the terms thereof, as understood by the recipient, varied from any confirmation thereof. The Borrower shall indemnify the Administrative Agent, each Lender and the Related Parties of each of them from all losses, costs, expenses and liabilities resulting from the reliance by such Person on each notice purportedly given by or on behalf of the Borrower. All telephonic notices to and other telephonic communications with the Administrative Agent may be recorded by the Administrative Agent, and each of the parties hereto hereby consents to such recording.


     10.03 No Waiver; Cumulative Remedies. No failure by any Lender or the Administrative Agent to exercise, and no delay by any such Person in exercising, any right, remedy, power or privilege hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege. The rights, remedies, powers and privileges herein provided are cumulative and not exclusive of any rights, remedies, powers and privileges provided by law.


     10.04 Expenses; Indemnity; Damage Waiver.

     (a) Costs and Expenses. The Borrower shall pay (i) all reasonable out-of-pocket expenses incurred by the Administrative Agent and its Affiliates (including the reasonable fees, charges and disbursements of counsel for the Administrative Agent), in connection with the syndication of the credit facilities provided for herein, the preparation, negotiation, execution, delivery and administration of this Agreement and the other Loan Documents or any amendments, modifications or waivers of the provisions hereof or thereof (whether or not the transactions contemplated hereby or thereby shall be consummated), and (ii) all out-of-pocket expenses incurred by the Administrative Agent or any Lender (including the fees, charges and disbursements of any counsel for the Administrative Agent or any Lender), and shall pay all fees and time charges for attorneys who may be employees of the Administrative Agent or any Lender, in connection with the enforcement or protection of its rights (A) in connection with this Agreement and the other Loan Documents, including its rights under this Section, or (B) in connection with the Loans made hereunder, including all such out-of-pocket expenses incurred during any workout, restructuring or negotiations in respect of such Loans.

     (b) Indemnification by the Borrower. The Borrower shall indemnify the Administrative Agent (and any sub-agent thereof), each Lender, and each Related Party of any of the foregoing Persons (each such Person being called an "Indemnitee") against, and hold each Indemnitee harmless from, any and all losses, claims, damages, liabilities and related expenses (including the fees, charges and disbursements of any counsel for any Indemnitee (including allocated costs of internal counsel)), and shall indemnify and hold harmless each Indemnitee from all fees and time charges and disbursements for attorneys who may be employees of any Indemnitee, incurred by any Indemnitee or asserted against any Indemnitee by any third party or by the Borrower arising out of, in connection with, or as a result of (i) the execution or delivery of this Agreement, any other Loan Document or any agreement or instrument contemplated hereby or thereby, the performance by the parties hereto of their respective obligations hereunder or thereunder, the consummation of the transactions contemplated hereby or thereby, or, in the case of the Administrative Agent (and any sub-agent thereof) and its Related Parties only, the administration of this Agreement and the other Loan Documents, (ii) any Loan or the use or proposed use of the proceeds therefrom, (iii) any actual or alleged presence or release of Hazardous Materials on or from any property owned or operated by the Borrower or any of its Subsidiaries, or any Environmental Liability related in any way to the Borrower or any of its Subsidiaries, or (iv) any actual or prospective claim, litigation, investigation or proceeding relating to any of the foregoing, whether based on contract, tort or any other theory, whether brought by a third party or by the Borrower, and regardless of whether any Indemnitee is a party thereto; provided that such indemnity shall not, as to any Indemnitee, be available to the extent that such losses, claims, damages, liabilities or related expenses (x) are determined by a court of competent jurisdiction by final and nonappealable judgment to have resulted from the gross negligence or willful misconduct of such Indemnitee or (y) result from a claim brought by the Borrower against an Indemnitee for breach in bad faith of such Indemnitee's obligations hereunder or under any other Loan Document, if the Borrower has obtained a final and nonappealable judgment in its favor on such claim as determined by a court of competent jurisdiction.

     (c) Reimbursement by Lenders. To the extent that the Borrower for any reason fails to indefeasibly pay any amount required under clause (a) or (b) of this Section to be paid by it to the Administrative Agent (or any sub-agent thereof) or any Related Party of any of the foregoing, each Lender severally agrees to pay to the Administrative Agent (or any such sub-agent) or such Related Party, as the case may be, such Lender's Applicable Percentage (determined as of the time that the applicable unreimbursed expense or indemnity payment is sought) of such unpaid amount, provided that the unreimbursed expense or indemnified loss, claim, damage, liability or related expense, as the case may be, was incurred by or asserted against the Administrative Agent (or any such sub-agent) in its capacity as such, or against any Related Party of any of the foregoing acting for the Administrative Agent (or any such sub-agent) in connection with such capacity. The obligations of the Lenders under this clause (c) are subject to the provisions of Section 2.12(d).

     (d) Waiver of Consequential Damages, Etc. To the fullest extent permitted by applicable law, the Borrower shall not assert, and hereby waives, any claim against any Indemnitee, on any theory of liability, for special, indirect, consequential or punitive damages (as opposed to direct or actual damages) arising out of, in connection with, or as a result of, this Agreement, any other Loan Document or any agreement or instrument contemplated hereby, the transactions contemplated hereby or thereby, any Loan or the use of the proceeds thereof. No Indemnitee referred to in clause (b) above shall be liable for any damages arising from the use by unintended recipients of any information or other materials distributed by it through telecommunications, electronic or other information transmission systems in connection with this Agreement or the other Loan Documents or the transactions contemplated hereby or thereby.

     (e) Payments. All amounts due under this Section shall be payable not later than ten Business Days after demand therefor.

     (f) Survival. The agreements in this Section shall survive the resignation of the Administrative Agent, the replacement of any Lender, the termination of the Aggregate Commitments and the repayment, satisfaction or discharge of all the other Obligations.


     10.05 Payments Set Aside. To the extent that any payment by or on behalf of the Borrower is made to the Administrative Agent or any Lender, or the Administrative Agent or any Lender exercises its right of setoff, and such payment or the proceeds of such setoff or any part thereof is subsequently invalidated, declared to be fraudulent or preferential, set aside or required (including pursuant to any settlement entered into by the Administrative Agent or such Lender in its discretion) to be repaid to a trustee, receiver or any other party, in connection with any proceeding under any Debtor Relief Law or otherwise, then (a) to the extent of such recovery, the obligation or part thereof originally intended to be satisfied shall be revived and continued in full force and effect as if such payment had not been made or such setoff had not occurred, and (b) each Lender severally agrees to pay to the Administrative Agent upon demand its applicable share (without duplication) of any amount so recovered from or repaid by the Administrative Agent, plus interest thereon from the date of such demand to the date such payment is made at a rate per annum equal to the Federal Funds Rate from time to time in effect. The obligations of the Lenders under clause (b) of the preceding sentence shall survive the payment in full of the Obligations and the termination of this Agreement.


     10.06 Successors and Assigns.

     (a) Successors and Assigns Generally. The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns permitted hereby, except that the Borrower may not assign or otherwise transfer any of its rights or obligations hereunder without the prior written consent of the Administrative Agent and each Lender and no Lender may assign or otherwise transfer any of its rights or obligations hereunder except (i) to an Eligible Assignee in accordance with the provisions of clause (b) of this Section, (ii) by way of participation in accordance with the provisions of clause (d) of this Section, or (iii) by way of pledge or assignment of a security interest subject to the restrictions of clause (f) of this Section, or (iv) to an SPC in accordance with the provisions of clause (h) of this Section (and any other attempted assignment or transfer by any party hereto shall be null and void). Nothing in this Agreement, expressed or implied, shall be construed to confer upon any Person (other than the parties hereto, their respective successors and assigns permitted hereby, Participants to the extent provided in clause (d) of this Section and, to the extent expressly contemplated hereby, the Related Parties of each of the Administrative Agent and the Lenders) any legal or equitable right, remedy or claim under or by reason of this Agreement.

     (b) Assignments by Lenders. Any Lender may at any time assign to one or more Eligible Assignees all or a portion of its rights and obligations under this Agreement (including all or a portion of its Commitment and the Loans (including for purposes of this clause (b), participations in Swing Line Loans) at the time owing to it); provided that

          (i) except in the case of an assignment of the entire remaining amount of the assigning Lender's Commitment and the Loans at the time owing to it or in the case of an assignment to a Lender or an Affiliate of a Lender or an Approved Fund with respect to a Lender, the aggregate amount of the Commitment (which for this purpose includes Loans outstanding thereunder) or, if the Commitment is not then in effect, the principal outstanding balance of the Loans of the assigning Lender subject to each such assignment, determined as of the date the Assignment and Assumption with respect to such assignment is delivered to the Administrative Agent or, if "Trade Date" is specified in the Assignment and Assumption, as of the Trade Date, shall not be less than $5,000,000 unless each of the Administrative Agent and, so long as no Event of Default has occurred and is continuing, the Borrower otherwise consents (each such consent not to be unreasonably withheld or delayed); provided that concurrent assignments to members of an Assignee Group and concurrent assignments from members of an Assignee Group to a single Eligible Assignee (or to an Eligible Assignee and members of its Assignee Group) will be treated as a single assignment for purposes of determining whether such minimum amount has been met;

          (ii) each partial assignment shall be made as an assignment of a proportionate part of all the assigning Lender's rights and obligations under this Agreement with respect to the Loans or the Commitment assigned, except that this clause (ii) shall not apply to rights in respect of Bid Loans or Swing Line Loans;

          (iii) any assignment of a Commitment must be approved by the Administrative Agent and the Swing Line Lender unless the Person that is the proposed assignee is itself a Lender (whether or not the proposed assignee would otherwise qualify as an Eligible Assignee); and

          (iv) the parties to each assignment shall execute and deliver to the Administrative Agent an Assignment and Assumption, together with a processing and recordation fee in the amount, if any, required as set forth in Schedule 10.06, and the Eligible Assignee, if it shall not be a Lender, shall deliver to the Administrative Agent an Administrative Questionnaire.

Subject to acceptance and recording thereof by the Administrative Agent pursuant to clause (c) of this Section, from and after the effective date specified in each Assignment and Assumption, the Eligible Assignee thereunder shall be a party to this Agreement and, to the extent of the interest assigned by such Assignment and Assumption, have the rights and obligations of a Lender under this Agreement, and the assigning Lender thereunder shall, to the extent of the interest assigned by such Assignment and Assumption, be released from its obligations under this Agreement (and, in the case of an Assignment and Assumption covering all of the assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto) but shall continue to be entitled to the benefits of Sections 3.01, 3.04, 3.05, and 10.04 with respect to facts and circumstances occurring prior to the effective date of such assignment. Upon request, the Borrower (at its expense) shall execute and deliver a Note to the assignee Lender. Any assignment or transfer by a Lender of rights or obligations under this Agreement that does not comply with this clause shall be treated for purposes of this Agreement as a sale by such Lender of a participation in such rights and obligations in accordance with clause (d) of this Section.

     (c) Register. The Administrative Agent, acting solely for this purpose as an agent of the Borrower, shall maintain at the Administrative Agent's Office a copy of each Assignment and Assumption delivered to it and a register for the recordation of the names and addresses of the Lenders, and the Commitments of, and principal amounts of the Loans owing to, each Lender pursuant to the terms hereof from time to time (the "Register"). The entries in the Register shall be conclusive, and the Borrower, the Administrative Agent and the Lenders may treat each Person whose name is recorded in the Register pursuant to the terms hereof as a Lender hereunder for all purposes of this Agreement, notwithstanding notice to the contrary. The Register shall be available for inspection by the Borrower at any reasonable time and from time to time upon reasonable prior notice. In addition, at any time that a request for a consent for a material or substantive change to the Loan Documents is pending, any Lender may request and receive from the Administrative Agent a copy of the Register.

     (d) Participations. Any Lender may at any time, without the consent of, or notice to, the Borrower or the Administrative Agent, sell participations to any Person (other than a natural person or the Borrower or any of the Borrower's Affiliates or Subsidiaries) (each, a "Participant") in all or a portion of such Lender's rights and/or obligations under this Agreement (including all or a portion of its Commitment and/or the Loans (including such Lender's participations in Swing Line Loans) owing to it); provided that (i) such Lender's obligations under this Agreement shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations and (iii) the Borrower, the Administrative Agent and the Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement.

     Any agreement or instrument pursuant to which a Lender sells such a participation shall provide that such Lender shall retain the sole right to enforce this Agreement and to approve any amendment, modification or waiver of any provision of this Agreement; provided that such agreement or instrument may provide that such Lender will not, without the consent of the Participant, agree to any amendment, waiver or other modification described in clauses (b), (c),
(d) and (e) of the first proviso to Section 10.01 that affects such Participant. Subject to clause (e) of this Section, the Borrower agrees that each Participant shall be entitled to the benefits of Sections 3.01, 3.04 and 3.05 to the same extent as if it were a Lender and had acquired its interest by assignment pursuant to clause (b) of this Section. To the extent permitted by law, each Participant also shall be entitled to the benefits of Section 10.08 as though it were a Lender, provided such Participant agrees to be subject to Section 2.12 as though it were a Lender.

     (e) Limitations upon Participant Rights. A Participant shall not be entitled to receive any greater payment under Section 3.01, 3.04 or 3.05 than the applicable Lender would have been entitled to receive with respect to the participation sold to such Participant, unless the sale of the participation to such Participant is made with the Borrower's prior written consent. A
Participant that would be a Foreign Lender if it were a Lender shall not be entitled to the benefits of Section 3.01 unless the Borrower is notified of the participation sold to such Participant and such Participant agrees, for the benefit of the Borrower, to comply with Section 3.01(e) as though it were a Lender.

     (f) Certain Pledges. Any Lender may at any time pledge or assign a security interest in all or any portion of its rights under this Agreement (including under its Note, if any) to secure obligations of such Lender, including any pledge or assignment to secure obligations to a Federal Reserve Bank; provided that no such pledge or assignment shall release such Lender from any of its obligations hereunder or substitute any such pledgee or assignee for such Lender as a party hereto.

     (g) Electronic Execution of Assignments. The words "execution," "signed," "signature," and words of like import in any Assignment and Assumption shall be deemed to include electronic signatures or the keeping of records in electronic form, each of which shall be of the same legal effect, validity or enforceability as a manually executed signature or the use of a paper-based recordkeeping system, as the case may be, to the extent and as provided for in any applicable law, including the Federal Electronic Signatures in Global and National Commerce Act, the New York State Electronic Signatures and Records Act, or any other similar state laws based on the Uniform Electronic Transactions Act.

     (h) Special Purpose Funding Vehicles. Notwithstanding anything to the contrary contained herein, any Lender (a "Granting Lender") may grant to a special purpose funding vehicle identified as such in writing from time to time by the Granting Lender to the Administrative Agent and the Borrower (an "SPC") the option to provide all or any part of any Committed Loan that such Granting Lender would otherwise be obligated to make pursuant to this Agreement; provided that (i) nothing herein shall constitute a commitment by any SPC to fund any Committed Loan, and (ii) if an SPC elects not to exercise such option or otherwise fails to make all or any part of such Committed Loan, the Granting Lender shall be obligated to make such Committed Loan pursuant to the terms hereof or, if it fails to do so, to make such payment to the Administrative Agent as is required under Section 2.11(b)(ii). Each party hereto hereby agrees that (i) neither the grant to any SPC nor the exercise by any SPC of such option shall increase the costs or expenses or otherwise increase or change the obligations of the Borrower under this Agreement (including its obligations under Section 3.04), (ii) no SPC shall be liable for any indemnity or similar payment obligation under this Agreement for which a Lender would be liable, and
(iii) the Granting Lender shall for all purposes, including the approval of any amendment, waiver or other modification of any provision of any Loan Document, remain the lender of record hereunder. The making of a Committed Loan by an SPC hereunder shall utilize the Commitment of the Granting Lender to the same extent, and as if, such Committed Loan were made by such Granting Lender. In furtherance of the foregoing, each party hereto hereby agrees (which agreement shall survive the termination of this Agreement) that, prior to the date that is one year and one day after the payment in full of all outstanding commercial paper or other senior debt of any SPC, it will not institute against, or join any other Person in instituting against, such SPC any bankruptcy, reorganization, arrangement, insolvency, or liquidation proceeding under the laws of the United States or any State thereof. Notwithstanding anything to the contrary contained herein, any SPC may (i) with notice to, but without prior consent of the Borrower and the Administrative Agent and with the payment of a processing fee in the amount of $2,500, assign all or any portion of its right to receive payment with respect to any Committed Loan to the Granting Lender and
(ii) disclose on a confidential basis any non-public information relating to its funding of Committed Loans to any rating agency, commercial paper dealer or provider of any surety or Guarantee or credit or liquidity enhancement to such SPC.

     (i) Resignation as Swing Line Lender after Assignment. Notwithstanding anything to the contrary contained herein, if at any time Bank of America assigns all of its Commitment and Loans pursuant to clause (b) above, Bank of America may, upon 30 days' notice to the Borrower, resign as Swing Line Lender. In the event of any such resignation as Swing Line Lender, the Borrower shall be entitled to appoint from among the Lenders a successor Swing Line Lender hereunder; provided that no failure by the Borrower to appoint any such successor shall affect the resignation of Bank of America as Swing Line Lender. If Bank of America resigns as Swing Line Lender, it shall retain all the rights of the Swing Line Lender provided for hereunder with respect to Swing Line Loans made by it and outstanding as of the effective date of such resignation, including the right to require the Lenders to make Base Rate Committed Loans or fund risk participations in outstanding Swing Line Loans pursuant to Section 2.04(c). Upon the appointment of a successor Swing Line Lender, such successor shall succeed to and become vested with all of the rights, powers, privileges and duties of the retiring Swing Line Lender.


     10.07 Treatment of Certain Information; Confidentiality. Each of the Administrative Agent and the Lenders agrees to maintain the confidentiality of the Information (as defined below), except that Information may be disclosed (a) to its Affiliates and to its and its Affiliates' respective partners, directors, officers, employees, agents, advisors and representatives (it being understood that the Persons to whom such disclosure is made will be informed of the confidential nature of such Information and instructed to keep such Information confidential), (b) to the extent requested by any regulatory authority purporting to have jurisdiction over it (including any self-regulatory authority, such as the National Association of Insurance Commissioners), (c) to the extent required by applicable laws or regulations or by any subpoena or similar legal process, (d) to any other party hereto, (e) in connection with the exercise of any remedies hereunder or under any other Loan Document or any action or proceeding relating to this Agreement or any other Loan Document or the enforcement of rights hereunder or thereunder, (f) subject to an agreement containing provisions substantially the same as those of this Section, to (i) any assignee of or Participant in, or any prospective assignee of or Participant in, any of its rights or obligations under this Agreement or (ii) any actual or prospective counterparty (or its advisors) to any swap or derivative transaction relating to the Borrower and its obligations, (g) with the consent of the Borrower or (h) to the extent such Information (x) becomes publicly available other than as a result of a breach of this Section or (y) becomes available to the Administrative Agent, any Lender or any of their respective Affiliates on a nonconfidential basis from a source other than the Borrower.

     For purposes of this Section, "Information" means all information received from the Borrower or any Subsidiary relating to the Borrower or any Subsidiary or any of their respective businesses, other than any such information that is available to the Administrative Agent or any Lender on a nonconfidential basis prior to disclosure by the Borrower or any Subsidiary, provided that, in the case of information received from the Borrower or any Subsidiary after the date hereof, such information is clearly identified at the time of delivery as confidential. Any Person required to maintain the confidentiality of Information as provided in this Section shall be considered to have complied with its obligation to do so if such Person has exercised the same degree of care to maintain the confidentiality of such Information as such Person would accord to its own confidential information.

     Each of the Administrative Agent and the Lenders acknowledges that (a) the Information may include material non-public information concerning the Borrower or a Subsidiary, as the case may be, (b) it has developed compliance procedures regarding the use of material non-public information and (c) it will handle such material non-public information in accordance with applicable Law, including Federal and state securities Laws.


     10.08 Right of Setoff. If an Event of Default shall have occurred and be continuing, each Lender and each of their respective Affiliates is hereby authorized at any time and from time to time, to the fullest extent permitted by applicable law, to set off and apply any and all deposits (general or special, time or demand, provisional or final, in whatever currency) at any time held and other obligations (in whatever currency) at any time owing by such Lender or any such Affiliate to or for the credit or the account of the Borrower against any and all of the obligations of the Borrower now or hereafter existing under this Agreement or any other Loan Document to such Lender, irrespective of whether or not such Lender shall have made any demand under this Agreement or any other Loan Document and although such obligations of the Borrower may be contingent or unmatured or are owed to a branch or office of such Lender different from the branch or office holding such deposit or obligated on such indebtedness. The rights of each Lender and its respective Affiliates under this Section are in addition to other rights and remedies (including other rights of setoff) that such Lender or its respective Affiliates may have. Each Lender agrees to notify the Borrower and the Administrative Agent promptly after any such setoff and application, provided that the failure to give such notice shall not affect the validity of such setoff and application.


     10.09 Interest Rate Limitation. Notwithstanding anything to the contrary contained in any Loan Document, the interest paid or agreed to be paid under the Loan Documents shall not exceed the maximum rate of non-usurious interest permitted by applicable Law (the "Maximum Rate"). If the Administrative Agent or any Lender shall receive interest in an amount that exceeds the Maximum Rate, the excess interest shall be applied to the principal of the Loans or, if it exceeds such unpaid principal, refunded to the Borrower. In determining whether the interest contracted for, charged, or received by the Administrative Agent or a Lender exceeds the Maximum Rate, such Person may, to the extent permitted by applicable Law, (a) characterize any payment that is not principal as an expense, fee, or premium rather than interest, (b) exclude voluntary prepayments and the effects thereof, and (c) amortize, prorate, allocate, and spread in equal or unequal parts the total amount of interest throughout the contemplated term of the Obligations hereunder.


     10.10 Counterparts; Integration; Effectiveness. This Agreement may be executed in counterparts (and by different parties hereto in different counterparts), each of which shall constitute an original, but all of which when taken together shall constitute a single contract. This Agreement and the other Loan Documents constitute the entire contract among the parties relating to the subject matter hereof and supersede any and all previous agreements and understandings, oral or written, relating to the subject matter hereof. Except as provided in Section 4.01, this Agreement shall become effective when it shall have been executed by the Administrative Agent and when the Administrative Agent shall have received counterparts hereof that, when taken together, bear the signatures of each of the other parties hereto. Delivery of an executed counterpart of a signature page of this Agreement by telecopy shall be effective as delivery of a manually executed counterpart of this Agreement.

     10.11 Survival of Representations and Warranties. All representations and warranties made hereunder and in any other Loan Document or other document delivered pursuant hereto or thereto or in connection herewith or therewith shall survive the execution and delivery hereof and thereof. Such representations and warranties have been or will be relied upon by the Administrative Agent and each Lender, regardless of any investigation made by the Administrative Agent or any Lender or on their behalf and notwithstanding that the Administrative Agent or any Lender may have had notice or knowledge of any Default at the time of any Credit Extension, and shall continue in full force and effect as long as any Loan or any other Obligation hereunder shall remain unpaid or unsatisfied.


     10.12 Severability. If any provision of this Agreement or the other Loan Documents is held to be illegal, invalid or unenforceable, (a) the legality, validity and enforceability of the remaining provisions of this Agreement and the other Loan Documents shall not be affected or impaired thereby and (b) the parties shall endeavor in good faith negotiations to replace the illegal, invalid or unenforceable provisions with valid provisions the economic effect of which comes as close as possible to that of the illegal, invalid or unenforceable provisions. The invalidity of a provision in a particular jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.


     10.13  Replacement of Lenders.  If any Lender requests  compensation  under
Section 3.04, or if the Borrower is required to pay any additional amount to any Lender or any Governmental Authority for the account of any Lender pursuant to
Section 3.01, or if any Lender is a Defaulting Lender, then the Borrower may, at its sole expense and effort, upon notice to such Lender and the Administrative Agent, require such Lender to assign and delegate, without recourse (in accordance with and subject to the restrictions contained in, and consents required by, Section 10.06), all of its interests, rights and obligations under this Agreement and the related Loan Documents to an assignee that shall assume such obligations (which assignee may be another Lender, if a Lender accepts such assignment), provided that:

     (a) the Borrower shall have paid to the Administrative Agent the assignment fee specified in Section 10.06(b);

     (b) such Lender shall have received payment of an amount equal to the outstanding principal of its Loans, accrued interest thereon, accrued fees and all other amounts payable to it hereunder and under the other Loan Documents (including any amounts under Section 3.05) from the assignee (to the extent of such outstanding principal and accrued interest and fees) or the Borrower (in the case of all other amounts);

     (c) in the case of any such assignment resulting from a claim for compensation under Section 3.04 or payments required to be made pursuant to
Section 3.01, such assignment will result in a reduction in such compensation or payments thereafter; and

     (d) such assignment does not conflict with applicable Laws.

     A Lender shall not be required to make any such assignment or delegation if, prior thereto, as a result of a waiver by such Lender or otherwise, the circumstances entitling the Borrower to require such assignment and delegation cease to apply.

     10.14 Governing Law; Jurisdiction; Etc.

     (a) GOVERNING LAW. THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAW OF THE STATE OF NEW YORK, INCLUDING FOR SUCH PURPOSES SECTIONS 5-1401 AND 5-1402 OF THE GENERAL OBLIGATIONS LAW OF THE STATE OF NEW YORK.

     (b) SUBMISSION TO JURISDICTION. THE BORROWER IRREVOCABLY AND UNCONDITIONALLY SUBMITS, FOR ITSELF AND ITS PROPERTY, TO THE NONEXCLUSIVE JURISDICTION OF THE COURTS OF THE STATE OF NEW YORK SITTING IN NEW YORK COUNTY AND OF THE UNITED STATES DISTRICT COURT OF THE SOUTHERN DISTRICT OF NEW YORK, AND ANY APPELLATE COURT FROM ANY THEREOF, IN ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT, OR FOR RECOGNITION OR ENFORCEMENT OF ANY JUDGMENT, AND EACH OF THE PARTIES HERETO IRREVOCABLY AND UNCONDITIONALLY AGREES THAT ALL CLAIMS IN RESPECT OF ANY SUCH ACTION OR PROCEEDING MAY BE HEARD AND DETERMINED IN SUCH NEW YORK STATE COURT OR, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, IN SUCH FEDERAL COURT. EACH OF THE PARTIES HERETO AGREES THAT A FINAL JUDGMENT IN ANY SUCH ACTION OR PROCEEDING SHALL BE CONCLUSIVE AND MAY BE ENFORCED IN OTHER JURISDICTIONS BY SUIT ON THE JUDGMENT OR IN ANY OTHER MANNER PROVIDED BY LAW. NOTHING IN THIS AGREEMENT OR IN ANY OTHER LOAN DOCUMENT SHALL AFFECT ANY RIGHT THAT THE ADMINISTRATIVE AGENT OR ANY LENDER MAY OTHERWISE HAVE TO BRING ANY ACTION OR PROCEEDING RELATING TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT AGAINST THE BORROWER OR ITS PROPERTIES IN THE COURTS OF ANY JURISDICTION.

     (c) WAIVER OF VENUE. THE BORROWER IRREVOCABLY AND UNCONDITIONALLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY OBJECTION THAT IT MAY NOW OR HEREAFTER HAVE TO THE LAYING OF VENUE OF ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT IN ANY COURT REFERRED TO IN PARAGRAPH (b) OF THIS SECTION. EACH OF THE PARTIES HERETO HEREBY IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, THE DEFENSE OF AN INCONVENIENT FORUM TO THE MAINTENANCE OF SUCH ACTION OR PROCEEDING IN ANY SUCH COURT.

     (d) SERVICE OF PROCESS. EACH PARTY HERETO IRREVOCABLY CONSENTS TO SERVICE OF PROCESS IN THE MANNER PROVIDED FOR NOTICES IN SECTION 10.02. NOTHING IN THIS AGREEMENT WILL AFFECT THE RIGHT OF ANY PARTY HERETO TO SERVE PROCESS IN ANY OTHER MANNER PERMITTED BY APPLICABLE LAW.


     10.15 Waiver of Jury Trial. EACH PARTY HERETO HEREBY IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN ANY LEGAL PROCEEDING DIRECTLY OR INDIRECTLY ARISING OUT OF OR RELATING TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY (WHETHER BASED ON CONTRACT, TORT OR ANY OTHER THEORY). EACH PARTY HERETO (A) CERTIFIES THAT NO REPRESENTATIVE, AGENT OR ATTORNEY OF ANY OTHER PERSON HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH OTHER PERSON WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVER AND (B) ACKNOWLEDGES THAT IT AND THE OTHER PARTIES HERETO HAVE BEEN INDUCED TO ENTER INTO THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS BY, AMONG OTHER THINGS, THE MUTUAL WAIVERS AND CERTIFICATIONS IN THIS SECTION.

     10.16 USA PATRIOT Act Notice. Each Lender that is subject to the Act (as hereinafter defined) and the Administrative Agent (for itself and not on behalf of any Lender) hereby notifies the Borrower that pursuant to the requirements of the Patriot Act, it is required to obtain, verify and record information that identifies the Borrower, which information includes the name and address of the Borrower and other information that will allow such Lender or the Administrative Agent, as applicable, to identify the Borrower in accordance with the Act.


     10.17 ENTIRE AGREEMENT. This Agreement and the other Loan Documents represent the final agreement among the parties and may not be contradicted by evidence of prior, contemporaneous, or subsequent oral agreements of the parties. There are no unwritten oral agreements among the parties.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the date first above written.

                                          JOHN WILEY & SONS, INC.


                                          By:-----------------------------------

                                          Name:---------------------------------

                                          Title:--------------------------------

                                          BANK OF AMERICA, N.A., as
                                          Administrative Agent


                                          By:-----------------------------------

                                          Name:---------------------------------

                                          Title:--------------------------------

                                          BANK OF AMERICA, N.A., as a Lender and
                                          Swing Line Lender


                                          By:-----------------------------------

                                          Name:---------------------------------

                                          Title:--------------------------------

                                       LENDERS:



                                          THE ROYAL BANK OF SCOTLAND plc



                                          By:-----------------------------------

                                          Name:---------------------------------

                                          Title:--------------------------------

                                          CALYON NEW YORK BRANCH



                                          By:-----------------------------------

                                          Name:---------------------------------

                                          Title:--------------------------------

                                          CITIBANK, N.A.



                                          By:-----------------------------------

                                          Name:---------------------------------

                                          Title:--------------------------------

                                          NATIONAL CITY BANK



                                          By:-----------------------------------

                                          Name:---------------------------------

                                          Title:--------------------------------

                                          UNION BANK OF CALIFORNIA, N.A.



                                          By:-----------------------------------

                                          Name:---------------------------------

                                          Title:--------------------------------

                                          SUMITOMO MITSUI BANKING CORPORATION



                                          By:-----------------------------------

                                          Name:---------------------------------

                                          Title:--------------------------------

                                          MIZUHO CORPORATE BANK, LTD.



                                          By:-----------------------------------

                                          Name:---------------------------------

                                          Title:--------------------------------

                                          UFJ BANK LIMITED



                                          By:-----------------------------------

                                          Name:---------------------------------

                                          Title:--------------------------------

                                          LLOYDS TSB BANK PLC



                                          By:-----------------------------------

                                          Name:---------------------------------

                                          Title:--------------------------------

                                          ALLIED IRISH BANKS p.l.c.



                                          By:-----------------------------------

                                          Name:---------------------------------

                                          Title:--------------------------------

                                          KBC BANK N.V.



                                          By:-----------------------------------

                                          Name:---------------------------------

                                          Title:--------------------------------

                                          THE NORINCHUKIN BANK



                                          By:-----------------------------------

                                          Name:---------------------------------

                                          Title:--------------------------------

                                          PNC BANK, National Association



                                          By:-----------------------------------

                                          Name:---------------------------------

                                          Title:--------------------------------

                                          COMMONWEALTH BANK OF AUSTRALIA



                                          By:-----------------------------------

                                          Name:---------------------------------

                                          Title:--------------------------------

                                                                   SCHEDULE 2.01


                                   COMMITMENTS
                           AND APPLICABLE PERCENTAGES


                                                                      Applicable
Lender                                        Commitment              Percentage
------                                        ----------              ----------

Bank of America, N.A.                         $35,000,000                11.7%

Royal Bank of Scotland                        $30,000,000                10.0%

Calyon                                        $30,000,000                10.0%

Citibank, N.A.                                $20,000,000                 6.7%

National City Bank                            $20,000,000                 6.7%

Union Bank of California                      $20,000,000                 6.7%

Sumitomo Mitsui Banking Corporation           $20,000,000                 6.7%

Mizuho Corporate Bank, Ltd.                   $20,000,000                 6.7%

UFJ Bank Limited                              $15,000,000                 5.0%

Lloyds TSB Bank plc                           $17,500,000                 5.8%

Allied Irish Bank                             $17,500,000                 5.8%

KBC Bank                                      $15,000,000                 5.0%

The Norinchukin Bank                          $15,000,000                 5.0%

PNC Bank                                      $12,500,000                 4.2%

Commonwealth Bank of Australia                $12,500,000                 4.2%

Total                                        $300,000,000         100.000000000%

                                                                   SCHEDULE 5.05


                   SUPPLEMENT TO INTERIM FINANCIAL STATEMENTS

                                                                   SCHEDULE 5.13


                                SUBSIDIARIES AND
                            OTHER EQUITY INVESTMENTS



Part (a).         Subsidiaries.
                  -------------



Part (b).         Other Equity Investments.
                  -------------------------

                                                                   SCHEDULE 7.01


                                 EXISTING LIENS

                                                                   SCHEDULE 7.03


                              EXISTING INDEBTEDNESS

                                                                  SCHEDULE 10.02


                         ADMINISTRATIVE AGENT'S OFFICE;
                          CERTAIN ADDRESSES FOR NOTICES


BORROWER:

John Wiley & Sons, Inc.
111 River Street
Hoboken, NJ  07030

Attention: Walter Conklin

ADMINISTRATIVE AGENT:

Your contacts in Credit Services:
---------------------------------
Primary                    Lynne Cole
                           Credit Services Representative

                           Bank of America, N.A.
                           Mail Code: NC1-001-15-04
                           One Independence Center
                           101 N. Tryon St.
                           Charlotte, NC 28255-0001
                           Phone:704-387-3614
                           Fax: 704-409-0003
                           Email: lynne.b.cole@bankofamerica.com


Secondary                  Kathy Mumpower
                           Credit Services Representative

                           Bank of America, N.A.
                           Phone: 704-386-0482
                           Fax: 704-409-0700
                           Email: kathy.mumpower@bankofamerica.com

Wire Instructions:
------------------
                    Bank of America, N.A.     ABA #:     026-009-593
                    New York, NY              Acct.#:    136-621-225-0600

                                              Attn:      Credit Services
                                              Ref:       John Wiley & Sons, Inc.

Your contacts in Agency Management:
-----------------------------------
Primary                    Tamisha Eason
                           Agency Management Officer
                           Bank of America, N.A.
                           Mail Code: MA5-100-11-02
                           100 Federal Street
                           Boston, MA  02110

                           Telephone:  617-434-9205
                           Fax:   617-790-1284
                           Email: tamisha.u.eason@bankofamerica.com


Secondary                  Kalens Herold
                           Agency Management Officer
                           Bank of America, N.A.
                           Telephone:  617-434-5249
                           Fax:    617-790-0474
                           Email:  kalens.herold@bankofamerica.com


Your contacts for Issuing Standby Letters of Credit:
----------------------------------------------------
Primary                    Alfonso Malave
                           Trade Services
                           Bank of America, N.A.
                           PA6-580-02-30
                           1 Fleet Way
                           Scranton, PA
                           Telephone: 570-330-4212
                           Fax: 800-755-8743
                           Email: alfonso.malave@bankofamerica.com

                                                                  SCHEDULE 10.06


                         PROCESSING AND RECORDATION FEES


     The Administrative Agent will charge a processing and recordation fee (an "Assignment Fee") in the amount of $2,500 for each assignment; provided that in the event of two or more concurrent assignments to members of the same Assignee Group (which may be effected by a suballocation of an assigned amount among members of such Assignee Group) or two or more concurrent assignments by members of the same Assignee Group to a single Eligible Assignee (or to an Eligible Assignee and members of its Assignee Group), the Assignment Fee will be $2,500 plus the amount set forth below:

                              Transaction                         Assignment Fee

         First four concurrent assignments or suballocations            -0-
         to members of an Assignee Group (or from members of an Assignee Group, as applicable)

         Each additional concurrent assignment or                      $500
         suballocation to a member of such Assignee Group (or from a member of such Assignee Group, as applicable)

                                                                       EXHIBIT A


                          FORM OF COMMITTED LOAN NOTICE

                                                       Date:  ___________, _____

To:  Bank of America, N.A., as Administrative Agent

Ladies and Gentlemen:

     Reference is made to that certain Credit Agreement, dated as of November 9, 2005 (as amended, restated, extended, supplemented or otherwise modified in writing from time to time, the "Agreement;" the terms defined therein being used herein as therein defined), among John Wiley & Sons, Inc., a New York corporation (the "Borrower"), the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent and Swing Line Lender.

     The undersigned hereby requests (select one):

     __A Borrowing of Committed Loans    __A conversion or continuation of Loans

     1.   On -------------------- (a Business Day).

     2.   In the amount of $--------------------.

     3.   Comprised of  ----------------------------------.
                        [Type of Committed Loan requested]

     4.   For Eurodollar Rate Loans: with an Interest Period -------- of months.

     The Committed Borrowing, if any, requested herein complies with the provisos to the first sentence of Section 2.01 of the Agreement.

                                                     JOHN WILEY & SONS, INC.


                                                     By:------------------------

                                                     Name:----------------------

                                                     Title:---------------------

                                                                     EXHIBIT B-1


                               FORM OF BID REQUEST

To:  Bank of America, N.A., as Administrative Agent

Ladies and Gentlemen:

     Reference is made to that certain Credit Agreement, dated as of November 9, 2005 (as amended, restated, extended, supplemented or otherwise modified in writing from time to time, the "Agreement;" the terms defined therein being used herein as therein defined), among John Wiley & Sons, Inc., a New York corporation (the "Borrower"), the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent and Swing Line Lender.

     The Lenders are invited to make Bid Loans:

     1.   On -------------------- (a Business Day).

     2. In an aggregate amount not exceeding $-------------------- (with any sublimits set forth below).

     3.   Comprised of (select one):

     __Bid Loans based on an Absolute Rate  __Bid Loans based on Eurodollar Rate

    Bid Loan No.           Interest Period             Maximum principal
                              requested                 amount requested
--------------------------------------------------------------------------------
         1                 _______days/mos               $____________

         2                 _______days/mos               $____________

         3                 _______days/mos               $____________

     The Bid Borrowing requested herein complies with the requirements of the proviso to the first sentence of Section 2.03(a) of the Agreement.

     The Borrower authorizes the Administrative Agent to deliver this Bid Request to the Lenders. Responses by the Lenders must be in substantially the form of Exhibit B-2 to the Agreement and must be received by the Administrative Agent by the time specified in Section 2.03 of the Agreement for submitting Competitive Bids.

                                                     JOHN WILEY & SONS, INC.



                                                     By:------------------------

                                                     Name:----------------------

                                                     Title:---------------------

                                                                     EXHIBIT B-2


                             FORM OF COMPETITIVE BID

                                                                __________, ____

To:  Bank of America, N.A., as Administrative Agent

Ladies and Gentlemen:

     Reference is made to that certain Credit Agreement, dated as of November 9, 2005 (as amended, restated, extended, supplemented or otherwise modified in writing from time to time, the "Agreement;" the terms defined therein being used herein as therein defined), among John Wiley & Sons, Inc., a New York corporation (the "Borrower"), the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent and Swing Line Lender.

     In response to the Bid Request dated , ____, the undersigned offers to make the following Bid Loan(s):

     1.   Borrowing date:-------------------- (a Business Day).

     2. In an aggregate amount not exceeding $---------- (with any sublimits set forth below).

     3.   Comprised of:

                 Interest Period                            Absolute Rate Bid or
Bid Loan No.        offered             Bid Maximum        Eurodollar Margin Bid
--------------------------------------------------------------------------------
    1            _______days/mos        $__________          (- +)  _______%

    2            _______days/mos        $__________          (- +)  _______%

    3            _______days/mos        $__________          (- +)  _______%

Contact Person:--------------------               Telephone:--------------------



                                                     [LENDER]


                                                     By:------------------------

                                                     Name:----------------------

                                                     Title:---------------------



********************************************************************************

     THIS SECTION IS TO BE COMPLETED BY THE BORROWER IF IT WISHES TO ACCEPT ANY OFFERS CONTAINED IN THIS COMPETITIVE BID:

     The offers made above are hereby accepted in the amounts set forth below:

            ------------     -------------------------
            Bid Loan No.     Principal Amount Accepted
            ------------     -------------------------
                             $
            ------------     -------------------------
                             $
            ------------     -------------------------
                             $
            ------------     -------------------------


JOHN WILEY & SONS, INC.



By:-------------------------

Name:-----------------------

Title:----------------------

Date:-----------------------

                                                                       EXHIBIT C


                         FORM OF SWING LINE LOAN NOTICE

                                                       Date:  ___________, _____

To:  Bank of America,  N.A.,  as Swing Line Lender
     Bank of America, N.A., as Administrative Agent

Ladies and Gentlemen:

     Reference is made to that certain Credit Agreement, dated as of November 9, 2005 (as amended, restated, extended, supplemented or otherwise modified in writing from time to time, the "Agreement;" the terms defined therein being used herein as therein defined), among John Wiley & Sons, Inc., a New York corporation (the "Borrower"), the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent and Swing Line Lender.

     The undersigned hereby requests a Swing Line Loan:

     1.   On -------------------- (a Business Day).

     2.   In the amount of $--------------------.

     The Swing Line Borrowing requested herein complies with the requirements of the provisos to the first sentence of Section 2.04(a) of the Agreement.

                                                     JOHN WILEY & SONS, INC.



                                                     By:------------------------

                                                     Name:----------------------

                                                     Title:---------------------

                                                                       EXHIBIT D


                                  FORM OF NOTE


                                                                 ---------------

     FOR VALUE RECEIVED, the undersigned (the "Borrower") hereby promises to pay to _____________________ or registered assigns (the "Lender"), in accordance with the provisions of the Agreement (as hereinafter defined), the principal amount of each Loan from time to time made by the Lender to the Borrower under that certain Credit Agreement, dated as of November 9, 2005 (as amended, restated, extended, supplemented or otherwise modified in writing from time to time, the "Agreement;" the terms defined therein being used herein as therein defined), among the Borrower, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent and Swing Line Lender.

     The Borrower promises to pay interest on the unpaid principal amount of each Loan from the date of such Loan until such principal amount is paid in full, at such interest rates and at such times as provided in the Agreement. Except as otherwise provided in Section 2.04(f) of the Agreement with respect to Swing Line Loans, all payments of principal and interest shall be made to the Administrative Agent for the account of the Lender in Dollars in immediately available funds at the Administrative Agent's Office. If any amount is not paid in full when due hereunder, such unpaid amount shall bear interest, to be paid upon demand, from the due date thereof until the date of actual payment (and before as well as after judgment) computed at the per annum rate set forth in the Agreement.

     This Note is one of the Notes referred to in the Agreement, is entitled to the benefits thereof and may be prepaid in whole or in part subject to the terms and conditions provided therein. Upon the occurrence and continuation of one or more of the Events of Default specified in the Agreement, all amounts then remaining unpaid on this Note shall become, or may be declared to be, immediately due and payable all as provided in the Agreement. Loans made by the Lender shall be evidenced by one or more loan accounts or records maintained by the Lender in the ordinary course of business. The Lender may also attach schedules to this Note and endorse thereon the date, amount and maturity of its Loans and payments with respect thereto.

     The Borrower, for itself, its successors and assigns, hereby waives diligence, presentment, protest and demand and notice of protest, demand, dishonor and non-payment of this Note.

     THIS NOTE SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK, INCLUDING FOR SUCH PURPOSES SECTIONS 5-1401 AND 5-1402 OF THE GENERAL OBLIGATIONS LAW OF THE STATE OF NEW YORK.

                                                     JOHN WILEY & SONS, INC.



                                                     By:------------------------

                                                     Name:----------------------

                                                     Title:---------------------

                     LOANS AND PAYMENTS WITH RESPECT THERETO


                                        Amount of
                                       Principal or   Outstanding
                              End of     Interest      Principal
       Type of   Amount of   Interest   Paid This       Balance      Notation
Date  Loan Made  Loan Made    Period      Date         This Date      Made By

----  ---------  ---------   --------  ------------  ------------   ----------
----  ---------  ---------   --------  ------------  ------------   ----------
----  ---------  ---------   --------  ------------  ------------   ----------
----  ---------  ---------   --------  ------------  ------------   ----------
----  ---------  ---------   --------  ------------  ------------   ----------
----  ---------  ---------   --------  ------------  ------------   ----------
----  ---------  ---------   --------  ------------  ------------   ----------
----  ---------  ---------   --------  ------------  ------------   ----------
----  ---------  ---------   --------  ------------  ------------   ----------
----  ---------  ---------   --------  ------------  ------------   ----------
----  ---------  ---------   --------  ------------  ------------   ----------
----  ---------  ---------   --------  ------------  ------------   ----------
----  ---------  ---------   --------  ------------  ------------   ----------
----  ---------  ---------   --------  ------------  ------------   ----------
----  ---------  ---------   --------  ------------  ------------   ----------
----  ---------  ---------   --------  ------------  ------------   ----------
----  ---------  ---------   --------  ------------  ------------   ----------
----  ---------  ---------   --------  ------------  ------------   ----------
----  ---------  ---------   --------  ------------  ------------   ----------

                                                                       EXHIBIT E


                         FORM OF COMPLIANCE CERTIFICATE

                                             Financial Statement Date: _________

To:  Bank of America, N.A., as Administrative Agent

Ladies and Gentlemen:

     Reference is made to that certain Credit Agreement, dated as of November 9, 2005 (as amended, restated, extended, supplemented or otherwise modified in writing from time to time, the "Agreement;" the terms defined therein being used herein as therein defined), among John Wiley & Sons, Inc., a New York corporation (the "Borrower"), the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent and Swing Line Lender.

     The undersigned Responsible Officer hereby certifies as of the date hereof that he/she is the of the Borrower, and that, as such, he/she is authorized to execute and deliver this Certificate to the Administrative Agent on the behalf of the Borrower, and that:

      [Use following paragraph 1 for fiscal year-end financial statements]

     1. Attached hereto as Schedule 1 are the year-end audited financial statements required by Section 6.01(a) of the Agreement for the fiscal year of the Borrower ended as of the above date, together with the report and opinion of an independent certified public accountant required by such section.

     [Use following paragraph 1 for fiscal quarter-end financial statements]

     2. Attached hereto as Schedule 1 are the unaudited financial statements required by Section 6.01(b) of the Agreement for the fiscal quarter of the Borrower ended as of the above date. Such financial statements fairly present the financial condition, results of operations and cash flows of the Borrower and its Subsidiaries in accordance with GAAP as at such date and for such period, subject only to normal year-end audit adjustments and the absence of footnotes.

     3. The undersigned has reviewed and is familiar with the terms of the Agreement and has made, or has caused to be made under his/her supervision, a detailed review of the transactions and condition (financial or otherwise) of the Borrower during the accounting period covered by the attached financial statements.

     4. A review of the activities of the Borrower during such fiscal period has been made under the supervision of the undersigned with a view to determining whether during such fiscal period the Borrower performed and observed all its Obligations under the Loan Documents, and

                                  [select one:]

     [to the best knowledge of the undersigned during such fiscal period, the Borrower performed and observed each covenant and condition of the Loan Documents applicable to it, and no Default has occurred and is continuing.]

                                     --or--

     [the following covenants or conditions have not been performed or observed and the following is a list of each such Default and its nature and status:]

     5. The representations, warranties and certifications of the Borrower contained in Article V of the Agreement, any other Loan Document or in any document furnished at any time under or in connection with the Loan Documents, are true and correct on and as of the date hereof, except to the extent that such representations, warranties and certifications specifically refer to an earlier date, in which case they are true and correct as of such earlier date, and except that for purposes of this Compliance Certificate, the representations and warranties contained in clauses (a) and (b) of Section 5.05 of the Agreement shall be deemed to refer to the most recent statements furnished pursuant to clauses (a) and (b), respectively, of Section 6.01 of the Agreement, including the statements in connection with which this Compliance Certificate is delivered.

     6. The financial covenant analyses and information set forth on Schedules 2 and 3 attached hereto are true and accurate on and as of the date of this Certificate.

     IN WITNESS WHEREOF, the undersigned has executed this Certificate as of ---------- -----, -----.

                                                     JOHN WILEY & SONS, INC.



                                                     By:------------------------

                                                     Name:----------------------

                                                     Title:---------------------

                For the Quarter/Year ended ___________________("Statement Date")


                                   SCHEDULE 2
                          to the Compliance Certificate
                                  ($ in 000's)


I.   Section 7.11 (a) - Consolidated Interest Coverage Ratio.

     A. Consolidated EBITDA for four consecutive fiscal quarters ending on above date ("Subject Period"):

          1.   Consolidated Net Income for Subject Period:       $--------------

          2.   Consolidated Interest Charges for Subject Period: $--------------

          3.   Provision for income taxes for Subject Period:    $--------------

          4.   Depreciation for Subject Period                   $--------------

          5.   Amortization for Subject Period                   $--------------

          6.   Consolidated EBITDA (Lines I.A1 + 2 + 3 + 4 + 5): $--------------

     B.   Consolidated Interest Charges for Subject Period:      $--------------

     C.   Consolidated Interest Coverage Ratio
          (Line I.A.6 / Line I.B):                                --------- to 1

          Minimum required: 2.00:1.00

II.  Section 7.11 (b) - Consolidated Leverage Ratio.

     A.   Consolidated Funded Indebtedness at Statement Date:        $----------

     B.   Consolidated EBITDA for Subject Period (Line I.A.6 above): $----------

     C.   Consolidated Leverage Ratio (Line II.A / Line II.B):        ----- to 1

          Maximum permitted: 3.50:1.00

        For the Quarter/Year ended ___________________("Statement Date")


                               Consolidated EBITDA
            (in accordance with the definition of Consolidated EBITDA
                         as set forth in the Agreement)

--------------------------------------------------------------------------------
                                                                          Twelve
                                  Quarter   Quarter   Quarter   Quarter   Months
Consolidated                       Ended     Ended     Ended     Ended    Ended
EBITDA                            _______   _______   _______   _______   ______
--------------------------------------------------------------------------------


Consolidated Net Income           -------   -------   -------   -------   ------


+ Consolidated Interest Charges   -------   -------   -------   -------   ------


+ income taxes                    -------   -------   -------   -------   ------


+  depreciation                   -------   -------   -------   -------   ------


+  amortization                   -------   -------   -------   -------   ------


=  Consolidated EBITDA            -------   -------   -------   -------   ------


--------------------------------------------------------------------------------

                                                                       EXHIBIT F


                            ASSIGNMENT AND ASSUMPTION

     This Assignment and Assumption (this "Assignment and Assumption") is dated as of the Effective Date set forth below and is entered into by and between [Insert name of Assignor] (the "Assignor") and [Insert name of Assignee] (the "Assignee"). Capitalized terms used but not defined herein shall have the meanings given to them in the Credit Agreement identified below (the "Credit Agreement"), receipt of a copy of which is hereby acknowledged by the Assignee. The Standard Terms and Conditions set forth in Annex 1 attached hereto are hereby agreed to and incorporated herein by reference and made a part of this Assignment and Assumption as if set forth herein in full.

     For an agreed consideration, the Assignor hereby irrevocably sells and assigns to the Assignee, and the Assignee hereby irrevocably purchases and assumes from the Assignor, subject to and in accordance with the Standard Terms and Conditions and the Credit Agreement, as of the Effective Date inserted by the Administrative Agent as contemplated below (i) all of the Assignor's rights and obligations as a Lender under the Credit Agreement and any other documents or instruments delivered pursuant thereto to the extent related to the amount and percentage interest identified below of all of such outstanding rights and obligations of the Assignor under the respective facilities identified below (including, without limitation, the Swing Line Loans included in such facilities) and (ii) to the extent permitted to be assigned under applicable law, all claims, suits, causes of action and any other right of the Assignor (in its capacity as a Lender) against any Person, whether known or unknown, arising under or in connection with the Credit Agreement, any other documents or instruments delivered pursuant thereto or the loan transactions governed thereby or in any way based on or related to any of the foregoing, including, but not limited to, contract claims, tort claims, malpractice claims, statutory claims and all other claims at law or in equity related to the rights and obligations sold and assigned pursuant to clause (i) above (the rights and obligations sold and assigned pursuant to clauses (i) and (ii) above being referred to herein collectively as, the "Assigned Interest"). Such sale and assignment is without recourse to the Assignor and, except as expressly provided in this Assignment and Assumption, without representation or warranty by the Assignor.

1.   Assignor: ______________________________

2. Assignee: ______________________________ [and is an Affiliate/Approved Fund of [identify Lender]]

3.   Borrower(s): John Wiley & Sons, Inc.

4. Administrative Agent: Bank of America, N.A., as the administrative agent under the Credit Agreement

5. Credit Agreement: Credit Agreement, dated as of November 9, 2005, among John Wiley & Sons, Inc., a New York corporation, as Borrower, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent and Swing Line Lender.

6.   Assigned Interest:

--------------------------------------------------------------------------------
                       Aggregate
                       Amount of        Amount of      Percentage
                       Commitment      Commitment      Assigned of        CUSIP
Facility Assigned   for all Lenders*    Assigned*   Commitment/Loans(1)   Number
--------------------------------------------------------------------------------

Revolving Credit    $_______________   $_________    ______________%
  Commitment


_______________     $_______________   $_________    ______________%


_______________     $_______________   $_________    ______________%


--------------------------------------------------------------------------------

7.   [Trade Date: __________________]

Effective Date: __________________, 20__ [TO BE INSERTED BY ADMINISTRATIVE AGENT AND WHICH SHALL BE THE EFFECTIVE DATE OF RECORDATION OF TRANSFER IN THE REGISTER THEREFOR.]






















---------------------------------
      * Amount to be adjusted by the counterparties to take into account any payments or prepayments made between the Trade Date and the Effective Date.

      1    Set  forth,   to  at  least  9  decimals,  as  a  percentage  of  the
Commitment/Loans of all lenders thereunder.

     The terms set forth in this Assignment and Assumption are hereby agreed to:

                                                     ASSIGNOR
                                                     --------
                                                     [NAME OF ASSIGNOR]


                                                     By:------------------------
                                                              Title:



                                                     ASSIGNEE
                                                     --------
                                                     [NAME OF ASSIGNEE]


                                                     By:------------------------
                                                              Title:

 [Consented to and](2) Accepted:

BANK OF AMERICA, N.A., as
  Administrative Agent

By:------------------------------
     Title:


[Consented to:](3)

BANK OF AMERICA, N.A., as
  Swingline Lender

By:------------------------------
     Title:


JOHN WILEY & SONS, INC., as
  Borrower

By:------------------------------
     Title:




----------------------

  2    To be added only if the consent of the  Administrative  Agent is required by the terms of the Credit Agreement.

  3    To be added only if the  consent of the  Borrower  and/or  other  parties
(e.g. Swing Line Lender) is required by the terms of the Credit Agreement.

                                            ANNEX 1 TO ASSIGNMENT AND ASSUMPTION


                        STANDARD TERMS AND CONDITIONS FOR

                            ASSIGNMENT AND ASSUMPTION


     1. Representations and Warranties.

     1.1. Assignor. The Assignor (a) represents and warrants that (i) it is the legal and beneficial owner of the Assigned Interest, (ii) the Assigned Interest is free and clear of any lien, encumbrance or other adverse claim and (iii) it has full power and authority, and has taken all action necessary, to execute and deliver this Assignment and Assumption and to consummate the transactions contemplated hereby; and (b) assumes no responsibility with respect to (i) any statements, warranties or representations made in or in connection with the Credit Agreement or any other Loan Document, (ii) the execution, legality, validity, enforceability, genuineness, sufficiency or value of the Loan Documents or any collateral thereunder, (iii) the financial condition of the Borrower, any of its Subsidiaries or Affiliates or any other Person obligated in respect of any Loan Document or (iv) the performance or observance by the Borrower, any of its Subsidiaries or Affiliates or any other Person of any of their respective obligations under any Loan Document.

     1.2. Assignee. The Assignee (a) represents and warrants that (i) it has full power and authority, and has taken all action necessary, to execute and deliver this Assignment and Assumption and to consummate the transactions contemplated hereby and to become a Lender under the Credit Agreement, (ii) it meets all requirements of an Eligible Assignee under the Credit Agreement
(subject to receipt of such consents as may be required under the Credit Agreement), (iii) from and after the Effective Date, it shall be bound by the provisions of the Credit Agreement as a Lender thereunder and, to the extent of the Assigned Interest, shall have the obligations of a Lender thereunder, (iv) it has received a copy of the Credit Agreement, together with copies of the most recent financial statements delivered pursuant to Section __ thereof, as applicable, and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment and Assumption and to purchase the Assigned Interest on the basis of which it has made such analysis and decision independently and without reliance on the Administrative Agent or any other Lender, and (v) if it is a Foreign Lender, attached hereto is any documentation required to be delivered by it pursuant to the terms of the Credit Agreement, duly completed and executed by the Assignee; and (b) agrees that (i) it will, independently and without reliance on the Administrative Agent, the Assignor or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Loan Documents, and (ii) it will perform in accordance with their terms all of the obligations which by the terms of the Loan Documents are required to be performed by it as a Lender.

     2. Payments. From and after the Effective Date, the Administrative Agent shall make all payments in respect of the Assigned Interest (including payments of principal, interest, fees and other amounts) to the Assignor for amounts which have accrued to but excluding the Effective Date and to the Assignee for amounts which have accrued from and after the Effective Date.

     3. General Provisions. This Assignment and Assumption shall be binding upon, and inure to the benefit of, the parties hereto and their respective successors and assigns. This Assignment and Assumption may be executed in any number of counterparts, which together shall constitute one instrument. Delivery of an executed counterpart of a signature page of this Assignment and Assumption by telecopy shall be effective as delivery of a manually executed counterpart of this Assignment and Assumption. This Assignment and Assumption shall be governed by, and construed in accordance with, the law of the State of New York, including for such purposes Sections 5-1401 and 5-1402 of the General Obligations Law of the State of New York

                                                                       EXHIBIT G


                                 FORM OF OPINION