Form 10-Q
period 2006-01-31
WILEY JOHN & SONS INC
filed 2006-03-09
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended January 31, 2006      Commission File No. 1-11507

                                       OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                         OF THE SECURITIES ACT OF 1934
                       For the transition period from to

                             JOHN WILEY & SONS, INC.
             (Exact name of Registrant as specified in its charter)

NEW YORK                                    13-5593032
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

111 RIVER STREET, HOBOKEN NJ                07030
----------------------------                ------------------------------------
(Address of principal executive offices)    Zip Code

Registrant's telephone number, including area code  (201) 748-6000
                                                    ----------------------------


                                 NOT APPLICABLE
           ----------------------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report


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


The number of shares outstanding of each of the Registrant's classes of common stock as of February 28, 2006 were:

                    Class A, par value $1.00 - 46,857,955
                    Class B, par value $1.00 - 10,671,743



                  This is the first page of a 30-page document

                             JOHN WILEY & SONS, INC.

                                      INDEX




PART I  -  FINANCIAL INFORMATION                                                                     PAGE NO.
Item 1.    Financial Statements.

           Condensed Consolidated Statements of Financial Position - Unaudited
              as of January 31, 2006 and 2005, and April 30, 2005...........................................3

           Condensed Consolidated Statements of Income - Unaudited
              for the three and nine months ended January 31, 2006 and 2005.................................4

           Condensed Consolidated Statements of Cash Flows - Unaudited
              for the nine months ended January 31, 2006 and 2005...........................................5

           Notes to Unaudited Condensed Consolidated Financial Statements................................6-14

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................................................15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................................24

Item 4.    Controls and Procedures.........................................................................25

PART II  - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K................................................................25

SIGNATURES AND CERTIFICATIONS...........................................................................26-28

EXHIBITS................................................................................................29-30

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)

                                                                                     (UNAUDITED)
                                                                                     January 31,                      April 30,
                                                                        ---------------------------------------   ----------------
                                                                                2006                2005                2005
                                                                        -----------------   -------------------   ----------------

Assets
Current Assets
     Cash and cash equivalents                                       $          75,301             125,841      $       89,401
     Marketable securities                                                         -                14,000              10,000
     Accounts receivable                                                       177,118             166,588             137,787
     Inventories                                                                88,318              78,133              83,372
     Deferred income tax benefits                                                9,815               9,909               5,921
     Prepaids and other                                                         12,670              13,597              12,437
                                                                        -----------------   -------------------   ----------------
          Total Current Assets                                                 363,222             408,068             338,918

Product Development Assets                                                      63,402              59,755              61,511
Property, Equipment and Technology                                             102,594             115,083             115,383
Intangible Assets                                                              304,541             285,337             291,041
Goodwill                                                                       197,380             195,034             195,563
Deferred Income Tax Benefits                                                     5,356               7,772               4,285
Other Assets                                                                    27,351              22,679              25,868
                                                                        -----------------   -------------------   ----------------
          Total Assets                                               $       1,063,846           1,093,728      $    1,032,569
                                                                        =================   ===================   ================
Liabilities & Shareholders' Equity
Current Liabilities
     Accounts and royalties payable                                  $          99,449              91,996      $       70,958
     Deferred subscription revenue                                             150,614             143,510             142,766
     Accrued income taxes                                                       31,140              42,329              36,376
     Accrued pension liability                                                   6,609               5,159               6,229
     Other accrued liabilities                                                  66,912              69,952              84,982
                                                                        -----------------   -------------------   ----------------
          Total Current Liabilities                                            354,724             352,946             341,311

Long-Term Debt                                                                 190,000             200,000             196,214

Accrued Pension Liability                                                       67,614              53,919              62,116
Other Long-Term Liabilities                                                     35,291              32,940              34,652
Deferred Income Taxes                                                           10,057                 106               1,702

Shareholders' Equity
     Class A & Class B common stock                                             83,191              83,190              83,191
     Additional paid-in-capital                                                 65,193              53,205              55,478
     Retained earnings                                                         587,189             506,980             507,249
     Accumulated other comprehensive (loss)/gain                                  (517)             11,822               1,982
     Unearned deferred compensation                                             (3,851)             (3,069)             (3,074)
     Treasury stock                                                           (325,045)           (198,311)           (248,252)
                                                                        -----------------   -------------------   ----------------
          Total Shareholders' Equity                                           406,160             453,817             396,574
                                                                        -----------------   -------------------   ----------------
          Total Liabilities & Shareholders' Equity                   $       1,063,846           1,093,728     $     1,032,569
                                                                        =================   ===================   ================

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                     JOHN WILEY & SONS, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                   (In thousands except per share information)

                                                                  Three Months                                Nine Months
                                                                Ended January 31,                          Ended January 31,
                                                     -------------------------------------       -----------------------------------
                                                           2006                2005                    2006              2005
                                                     -----------------    ----------------       -----------------  ----------------

Revenue                                           $       278,189             258,428         $       777,621           732,417

Costs and Expenses
    Cost of sales                                          91,207              85,708                 254,617           246,184
    Operating and administrative expenses                 129,007             119,630                 383,286           357,232
    Amortization of intangibles                             3,874               2,665                   9,990             7,675
                                                     -----------------    ----------------       -----------------  ----------------
    Total Costs and Expenses                              224,088             208,003                 647,893           611,091
                                                     -----------------    ----------------       -----------------  ----------------

Operating Income                                           54,101              50,425                 129,728           121,326

    Interest Income and Other, net                            293                 180                     689               281
    Interest Expense                                       (3,700)             (2,154)                 (7,927)           (5,002)
                                                     -----------------    ----------------       -----------------  ----------------
Net Interest Expense and Other                             (3,407)             (1,974)                 (7,238)           (4,721)
                                                     -----------------    ----------------       -----------------  ----------------

Income Before Taxes                                        50,694              48,451                 122,490           116,605
Provision For Income Taxes                                  9,745              15,660                  26,680            37,471
                                                     -----------------    ----------------       -----------------  ----------------
Net Income                                        $        40,949              32,791         $        95,810            79,134
                                                     =================    ================       =================  ================

Income Per Share
    Diluted                                       $         0.69                0.53          $         1.59              1.27
    Basic                                         $         0.71                0.54          $         1.64              1.30

Cash Dividends Per Share
    Class A Common                                $         0.09                0.08          $         0.27              0.23
    Class B Common                                $         0.09                0.08          $         0.27              0.23

Average Shares
    Diluted                                                59,459              62,064                  60,187           62,539
    Basic                                                  57,711              60,513                  58,400           60,998


The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED
                                 (In thousands)

                                                                                      For The Nine Months
                                                                                       Ended January 31,
                                                                             -----------------------------------
                                                                                     2006               2005
                                                                             -----------------  ----------------

Operating Activities
--------------------
Net income                                                                 $         95,810     $       79,134
Adjustments to reconcile net income to cash provided by (used for)
operating activities
  Amortization of intangibles                                                         9,990              7,675
  Amortization of composition costs                                                  26,688             25,590
  Depreciation of property, equipment and technology                                 24,301             23,084
  Non-cash charges & other                                                           53,409             43,520
  Non-cash tax benefits                                                             (14,252)               -
  Change in deferred subscription revenue                                             7,008             14,722
  Net change in operating assets and liabilities, excluding acquisitions            (35,550)            (4,890)
                                                                             -----------------    ----------------
    Cash Provided by Operating Activities                                           167,404            188,835
                                                                             -----------------    ----------------

Investing Activities
--------------------
  Additions to product development assets                                           (52,156)           (45,285)
  Additions to property, equipment and technology                                   (14,084)           (17,948)
  Acquisitions, net of cash acquired                                                (29,055)           (13,697)
  Sales (Purchase) of marketable securities                                          10,000            (14,000)
                                                                             -----------------    ----------------
  Cash Used for Investing Activities                                                (85,295)           (90,930)
                                                                             -----------------    ----------------

Financing Activities
--------------------
  Repayments of long-term debt                                                     (282,809)               -
  Borrowings of long-term debt                                                      279,842                -
  Purchase of treasury stock                                                        (82,549)           (45,416)
  Cash dividends                                                                    (15,870)           (13,687)
  Proceeds from exercise of stock options and other                                   5,460              3,922
                                                                             -----------------    ----------------
    Cash Used for Financing Activities                                              (95,926)           (55,181)
                                                                             -----------------    ----------------
Effects of Exchange Rate Changes on Cash                                               (283)             1,090
                                                                             -----------------    ----------------

Cash and Cash Equivalents
  Increase (Decrease) for Period                                                    (14,100)            43,814
  Balance at Beginning of Period                                                     89,401             82,027
                                                                             -----------------    ----------------
  Balance at End of Period                                               $           75,301     $      125,841
                                                                             =================    ================

Supplemental Information
  Businesses/Rights Acquired:
  Fair value of assets acquired                                          $           35,364     $       13,697
  Liabilities assumed                                                                (6,309)               -
                                                                             -----------------    ----------------
  Cash Paid for Businesses/Rights Acquired                               $           29,055     $       13,697
                                                                             =================    ================

Cash Paid During the Period for:
  Interest                                                               $            4,487     $        3,725
  Income taxes                                                           $           24,814     $       10,066

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation
     ---------------------

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of John Wiley & Sons, Inc., and Subsidiaries (the "Company") as of January 31, 2006 and 2005, and results of operations and cash flows for the three and nine month periods ended January 31, 2006 and 2005. The results for the three months and nine months ended January 31, 2006 are not necessarily indicative of the results expected for the full year. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 2005.


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



2.   Recent Accounting Standards
     ---------------------------

     In December 2004, the FASB issued Statement No. 123 (revised 2004) ("SFAS 123R") "Share-Based Payments." SFAS 123R will require the Company to measure the cost of all employee stock-based compensation awards based on the grant-date-fair-value and to record that cost as compensation expense over the period during which the employee is required to perform service under the terms of the award. The statement eliminates the alternative method of accounting for the employee share-based payments previously available under Accounting Principles Board Opinion No. 25. SFAS 123R will be adopted by the Company in the first quarter of fiscal year 2007. The Company currently discloses the pro forma effect of SFAS 123 in the notes to these financial statements. The impact of SFAS 123R adoption has not yet been quantified but is expected to approximate the pro forma effect as disclosed in the notes to the financial statements.



3.   Stock-Based Compensation
     ------------------------

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

Pro forma information under SFAS No. 123 and SFAS No. 148
---------------------------------------------------------

The per share value of options granted in connection with the Company's stock option plans during the following periods are estimated using the Black Scholes option pricing model with the following weighted average assumptions:


                                                         For the Three and Nine
                                                        Months Ending January 31,
                                             ----------------------------------------
                                                    2006                   2005
                                             -----------------      -----------------
Expected life of options (years)                    8.0                     8.1
Risk-free interest rate                             3.9%                    4.5%
Volatility                                         27.1%                   26.2%
Dividend yield                                      0.9%                    0.9%
Per share fair value of options granted           $13.61                  $11.00



For purposes of the following pro forma disclosure, the fair value of the awards was estimated at the date of grant using the Black Scholes option-pricing model and amortized to expense over the options vesting periods.


                                                                  For the Three Months                     For the Nine Months
                                                                   Ending January 31,                      Ending January 31,
                                                        -------------------------------------     ----------------------------------
(in thousands except per share amount)                         2006                 2005                2006               2005
                                                        -----------------     ---------------     --------------     ---------------

Net income as reported                                        $40,949              $32,791             $95,810            $79,134
Stock-based compensation, net of tax, included
in the determination of net income as reported -

   Restricted stock plans                                         653                  962               2,483              2,481

   Director stock plan                                             50                   14                 246                 43

Stock-based compensation costs, net of tax, that would
have been included in the determination of net income
had the fair value-based method been applied                   (2,225)              (2,295)             (7,295)            (6,550)

                                                        -----------------     ---------------     --------------     ---------------
Pro forma net income                                          $39,427              $31,472             $91,244            $75,108
                                                        =================     ===============     ==============     ===============


Reported earnings per share

   Diluted                                                     $0.69                $0.53               $1.59              $1.27

   Basic                                                       $0.71                $0.54               $1.64              $1.30

Pro forma earnings per share

   Diluted                                                     $0.66                $0.51               $1.52              $1.20

   Basic                                                       $0.68                $0.52               $1.56              $1.23

In accordance with current accounting requirements, the Company discloses pro forma compensation expense reflecting stock options granted to all employees, including near-retirement and retirement-eligible employees. The fair value of these stock based awards are amortized to expense over the normal vesting period. Upon the adoption of SFAS 123R, in the first quarter of fiscal year 2007, compensation expense will be recognized over the requisite service period to achieve vesting for awards granted to retirement-eligible employees, which may be shorter than the normal vesting period. If the Company had previously been computing pro forma compensation expense over the shorter requisite service period for stock options granted to retirement-eligible employees, the effect on pro forma earnings per share, for all periods presented, would not have been significant.




4.   Comprehensive Income
     --------------------

Comprehensive income was as follows (in thousands):
                                                          For the Three Months Ending                For the Nine Months Ending
                                                                   January 31,                               January 31,
                                                      ------------------------------------        ----------------------------------
                                                            2006                 2005                   2006               2005
                                                      ----------------     ---------------        ---------------    ---------------
Net income                                                $40,949              $32,791                 $95,810            $79,134
Change in other comprehensive income, net of taxes:
Foreign currency translation adjustment                     1,618                4,161                  (2,499)             9,625
                                                      ----------------     ---------------        ---------------    ---------------
Comprehensive income                                      $42,567              $36,952                 $93,311            $88,759
                                                      ================     ===============        ===============    ===============




A reconciliation of accumulated other comprehensive gain (loss) follows (in thousands):

                                                                             Three Months Ended January 31, 2006
                                                                       -----------------------------------------------------
                                                                        Beginning           Change for            Ending
                                                                         Balance             Period              Balance
                                                                       -------------     ---------------      --------------
Foreign currency translation adjustment                                  $24,414               1,618              26,032
Minimum pension liability, net of tax                                    (26,549)                -               (26,549)
                                                                       -------------     ---------------      --------------
Total                                                                    $(2,135)              1,618                (517)
                                                                       =============     ===============      ==============

                                                                                 Nine Months Ended January 31, 2006
                                                                       -------------------------------------------------------
                                                                        Beginning           Change for            Ending
                                                                         Balance             Period              Balance
                                                                       -------------     ---------------      --------------
Foreign currency translation adjustment                                  $28,531              (2,499)             26,032
Minimum pension liability, net of tax                                    (26,549)                -               (26,549)
                                                                       -------------     ---------------      --------------
Total                                                                     $1,982              (2,499)               (517)
                                                                       =============     ===============      ==============

5.   Weighted Average Shares for Earnings Per Share
     ---------------------------------------------

A reconciliation of the shares used in the computation of income per share follows (in thousands):

                                                             For the Three Months Ending                  For the Nine Months Ending
                                                                     January 31,                                  January 31,
                                                            --------------------------------         -------------------------------
                                                                 2006               2005                  2006              2005
                                                            ------------      --------------         ------------     --------------

Weighted average shares outstanding                              58,057             60,819                58,719            61,285
Less:  Unearned deferred compensation shares                      (346)               (306)                 (319)             (287)
                                                            -------------     --------------         ------------     --------------
Shares used for basic income per share                           57,711             60,513                58,400            60,998
Dilutive effect of stock options and other stock awards           1,748              1,551                 1,787             1,541
                                                            -------------     --------------         ------------     --------------
Shares used for diluted income per share                         59,459             62,064                60,187            62,539
                                                            =============     ==============         ============     ==============



For the three months ended January 31, 2006 and 2005, options to purchase Class A Common Stock of 1,005,000 and zero respectively, have been excluded from the shares used for diluted income per share, as their inclusion would have been anti-dilutive. For the nine months ended January 31, 2006 and 2005, 830,000 and zero shares, respectively, have been excluded due to the anti-dilutive impact.



6.   Inventories
     -----------

                                                                                                            As of
                                                                       As of January 31,                  April 30,
                                                             -----------------------------------      ---------------
                                                                  2006                 2005                 2005
                                                             ---------------      --------------      ---------------

     Finished goods                                              $75,054              $66,621              $72,931
     Work-in-process                                               7,620                7,070                6,743
     Paper, cloth and other                                        8,274                7,242                6,028
                                                             ---------------      --------------      ---------------
                                                                  90,948               80,933               85,702
     LIFO reserve                                                 (2,630)              (2,800)              (2,330)
                                                             ---------------      --------------      ---------------
        Total inventories                                        $88,318              $78,133              $83,372
                                                             ===============      ==============      ===============



7.   Acquisitions
     ------------

     Fiscal Year 2006:
     During the first nine months of fiscal year 2006, the Company acquired certain businesses, assets and rights for $29.1 million, including related acquisition costs plus liabilities assumed. Approximately $25.1 million of brands, trademarks and acquired publishing rights and $3.8 million of goodwill were recorded in the aggregate. The aggregate effect of the business acquisitions did not have a material impact on the Company's results of operations. The brands, trademarks and acquired publishing rights will be amortized over a weighted average period of approximately 10 years. The acquisitions consisted primarily of the following:

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


     On November 7, 2005, the Company acquired the rights to the journal Dialysis & Transplantation, a provider of nephrology and renal transplantation information to nephrologists, surgeons, internists and other physicians and healthcare professionals. The majority of the acquisition is recorded as acquired publication rights and is being amortized over a 10-year period.


     Fiscal Year 2005:
     During the first nine months of fiscal year 2005, the Company acquired certain business assets and rights for $13.7 million, including related acquisitions costs plus liabilities assumed. The acquisition consisted primarily of the following:


     In the first quarter of fiscal year 2005, the Company acquired the Journal of Microscopy and Analysis, a controlled circulation journal, for approximately $5.4 million, which is recorded as acquired publication rights. The acquired publication rights are being amortized over a 15-year period.


     In the third quarter of fiscal year 2005, the Company acquired the rights to the reference portfolio of the Macmillan Nature Publishing Group for approximately $4.5 million. The acquired publication rights are being amortized over a 10-year period.

8.   Segment Information
     -------------------

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

                                                                        For The Three Months Ended January 31,
                                               -------------------------------------------------------------------------------------
                                                                 2006                                          2005
                                               -----------------------------------------    ----------------------------------------
                                                                                    (thousands)
                                                                 Inter-                                     Inter-
                                                  External      segment                        External    segment
                                                 Customers       Sales          Total         Customers      Sales         Total
                                               -------------- ------------- ------------    ------------- ----------- --------------
     Revenue
     -------
     U.S. segments:
       Professional/Trade                           $89,246      11,931        101,177          $81,848      10,000        91,848
       Scientific, Technical, and Medical            46,847       3,078         49,925           40,995       2,238        43,233
       Higher Education                              38,402       7,954         46,356           38,242       6,952        45,194
     European segment                                64,383       8,487         72,870           60,789       5,655        66,444
     Asia, Australia & Canada                        39,311         445         39,756           36,554         372        36,926
     Eliminations                                       -       (31,895)       (31,895)             -       (25,217)      (25,217)
                                               -------------- ------------- ------------    ------------- ----------- --------------
     Total Revenue                                 $278,189         -          278,189         $258,428         -         258,428
                                               -------------- ------------- ------------    ------------- ----------- --------------
     Direct Contribution to Profit
     -----------------------------
     U.S. segments:
       Professional/Trade                                                      $32,606                                    $30,938
       Scientific, Technical, and Medical                                       20,839                                    18,635
       Higher Education                                                         14,935                                    15,220
     European segment                                                           22,506                                    20,339
     Asia, Australia & Canada                                                   12,261                                    12,251
                                                                            ------------                              --------------
     Total Direct Contribution to Profit                                       103,147                                    97,383

     Shared Services and Administrative Costs
     ----------------------------------------
       Distribution                                                            (11,960)                                  (11,550)
       Information technology                                                  (14,822)                                  (12,777)
       Finance                                                                  (7,173)                                   (9,119)
       Other administrative                                                    (15,091)                                  (13,512)
                                                                            ------------                              --------------
     Total Shared Services and Administrative Costs                            (49,046)                                  (46,958)
                                                                            ------------                              --------------
     Operating Income                                                          $54,101                                   $50,425
     ----------------                                                       ============                              ==============

                                                                        For The Nine Months Ended January 31,
                                                ------------------------------------------------------------------------------------
                                                                 2006                                          2005
                                                ----------------------------------------    ----------------------------------------
                                                                                     (thousands)
                                                   External   Inter-segment                  External    Inter-segment
                                                   Customers      Sales         Total        Customers       Sales         Total
                                                -------------- ------------ ------------   ------------- ------------- -------------
     Revenue
     -------
     U.S. segments:
       Professional/Trade                           $243,535    31,101       274,636         $229,959        26,886       256,845
       Scientific, Technical, and Medical            140,437     7,596       148,033          130,300         5,835       136,135
       Higher Education                              108,398    25,300       133,698          107,382        23,962       131,344
     European segment                                192,489    20,289       212,778          178,692        15,000       193,692
     Asia, Australia & Canada                         92,762     1,329        94,091           86,084         1,240        87,324
     Eliminations                                        -     (85,615)      (85,615)             -         (72,923)      (72,923)
                                                ------------   ------------ ------------   ------------- ------------- -------------
     Total Revenue                                   $777,621       -         777,621         $732,417           -         732,417
                                                -------------  ------------ ------------   ------------- ------------- -------------
     Direct Contribution to Profit
     -----------------------------
     U.S. segments:
       Professional/Trade                                                     $77,009                                      $72,644
       Scientific, Technical, and Medical                                      68,856                                       62,301
       Higher Education                                                        43,655                                       43,663
     European segment                                                          66,398                                       60,847
     Asia, Australia & Canada                                                  21,461                                       21,255
                                                                            ------------                                 -----------
     Total Direct Contribution to Profit
                                                                              277,379                                      260,710
     Shared Services and Administrative Costs
     ----------------------------------------
       Distribution                                                           (36,414)                                     (35,308)
       Information technology                                                 (45,063)                                     (38,009)
       Finance                                                                (22,782)                                     (24,359)
       Other administration                                                   (43,392)                                     (41,708)
                                                                            ------------                                 -----------
     Total Shared Services and Administrative Costs                          (147,651)                                    (139,384)
                                                                            ------------                                 -----------
     Operating Income                                                        $129,728                                     $121,326
     ----------------                                                       ============                                 ===========

9.   Intangible Assets
     -----------------

     Intangible assets consist of the following (in thousands):
                                                                                  As of January 31,                    As of
                                                                                                                     April 30,
                                                                        -----------------------------------       ---------------
                                                                                2006                 2005               2005
                                                                          ----------------     --------------      ---------------
     Intangible assets not subject to amortization
     Branded trademarks                                                        $57,900              $57,900            $57,900
     Acquired publication rights                                               117,800              120,272            120,426
                                                                          ----------------     --------------      ---------------
     Total intangible assets not subject to amortization                       177,700              178,172            178,326

     Net intangible assets subject to amortization, principally
     acquired publication rights                                               128,841              107,165            112,715
                                                                          ----------------     --------------      ---------------
     Total                                                                    $304,541             $285,337           $291,041
                                                                          ================     ==============      ===============




10.  Marketable Securities
     ---------------------

     During the third quarter of fiscal year 2005, the Company acquired marketable securities for approximately $14.0 million. The marketable securities consisted entirely of shares of variable rate securities issued by closed-end funds that invest in a diversified portfolio of government and corporate securities. Generally, these securities do not have a stated maturity date and reset their dividends every 28 days. These securities were accounted for as available-for-sale in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." During the first quarter of fiscal year 2006, the Company sold its remaining marketable securities for approximately $10.0 million. There were no comparable investments at January 31, 2006.



11.  Income Taxes
     ------------

     The tax provision for the third quarter of fiscal year 2006 includes a tax adjustment of $6.8 million, or $0.11 per diluted share, related to a favorable resolution of certain matters with tax authorities.


     The tax provision for the nine months ending January 31, 2006 also includes $7.5 million, or $0.12 per diluted share, of tax benefits associated with the reversal of a tax accrual recorded on the repatriation of dividends from European subsidiaries in the fourth quarter of fiscal year 2005. On May 10, 2005, the U.S. Internal Revenue Service issued Notice 2005-38. The notice provided for a tax benefit that fully offset the tax accrued by the Company on foreign dividends in the fourth quarter of fiscal year 2005. Neither the current tax benefit associated with the $7.5 million tax accrual reversal, nor the corresponding fourth quarter fiscal year 2005 tax accrual had a cash impact on the Company.


     Excluding the tax benefits described above, the effective tax rate for the nine months ending January 31, 2006 increased to 33.4% as compared to 32.1% for the nine months ending January 31, 2005, mainly due to lower U.S. and foreign tax benefits.

12.  Retirement Plans
     ----------------

     The components of net pension expense for the defined benefit plans were as follows:
                                                            For the Three Months              For the Nine Months Ending
                                                              Ending January 31,                      January 31,
                                                      -------------------------------          ----------------------------
     (Dollars in thousands)                               2006              2005                  2006             2005
                                                      -------------    --------------          -----------     ------------
     Service Cost                                         $2,642            $2,258                $8,245           $6,248
     Interest Cost                                         2,889             2,523                 8,707            7,896
     Expected Return of Plan Assets                       (2,732)           (2,145)               (8,253)          (6,679)
     Net Amortization of Prior Service Cost                  220               108                   465              387
     Recognized Net Actuarial Loss                           748               519                 2,394            1,457
                                                      -------------    --------------          -----------      -------------
        Net Pension Expense                               $3,767            $3,263               $11,558           $9,309
                                                      =============    ==============          ===========      =============

     Pension plan contributions were $4.8 million and $4.2 million for the nine months ended January 31, 2006 and 2005, respectively.



13.  Long-term Debt
     --------------

     On November 9, 2005, the Company entered into a new $300 million revolving credit agreement with Bank of America as Administrative Agent and 14 other lenders. The interest rate on the initial borrowings was equal to LIBOR plus .37%. The Company has the option of borrowing at the following floating interest rates: (i) at a rate based on the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging from .37% to .825% depending on the coverage ratio of debt to EBITDA; or (ii) at the higher of
     (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its prime rate; and (iii) LIBOR plus or minus an amount determined through a competitive bidding process among the lenders. The maximum amount outstanding at any time under option (iii) above cannot exceed $25 million. In addition, the Company will pay a facility fee ranging from .08% to .175% on the facility depending on the coverage ratio of debt to EBITDA. The Company has the option to request an increase of up to $100 million in the size of the facility in minimum amounts of $25 million. The credit agreement contains certain restrictive covenants similar to those in the Company's former credit agreements related to an interest coverage ratio, funded debt levels, and restricted payments, including a limit on dividends paid and share repurchases. The credit agreement will terminate on November 9, 2010. At January 31, 2006, $190 million was outstanding under this agreement.


     Simultaneous with the execution of this agreement, the Company terminated its previous credit agreement with UBS AG and paid in full the amounts outstanding under that agreement. In connection with the early termination of the credit agreement, $0.5 million of unamortized organization fees were expensed in the third quarter of fiscal year 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS -


THIRD QUARTER ENDED JANUARY 31, 2006


Revenue for the third quarter of fiscal year 2006 of $278.2 million increased 8% from $258.4 million in the prior year's third quarter. The third quarter revenue increase was driven by year-on-year growth in the global Scientific, Technical and Medical (STM) and Professional/Trade (P/T) businesses. U.S. Higher Education revenue also increased compared with last year's third quarter.


Gross profit margin for the third quarter was 67.2% compared to 66.8% in the prior year's quarter, primarily due to higher sales of global STM products. Operating and administrative expenses increased 8% over last year's third quarter, mainly due to investments in technology to deliver products to our customers and increased selling, marketing and editorial costs to support revenue growth, partially offset by lower professional fees associated with Sarbanes-Oxley compliance.


Operating income advanced 7% to $54.1 million in the third quarter of fiscal year 2006 primarily due to increased revenue. Operating margin for the third quarter was 19.4% compared with 19.5% in the prior year. Interest expense increased $1.5 million primarily due to higher borrowing rates and the one-time write-off of unamortized debt financing costs associated with the termination of the Company's previous credit agreement.


Excluding a favorable tax adjustment associated with the resolution of certain matters with tax authorities, the effective tax rate for the third quarter of fiscal year 2006 increased to 32.6% as compared to 32.3% in the third quarter of fiscal year 2005. Including the tax adjustment, the reported third quarter effective tax rate was 19.2%.


Earnings per diluted share and net income for the third quarter of fiscal year 2006 were $0.69 and $40.9 million, respectively. Excluding the favorable tax adjustment further discussed below, adjusted earnings per diluted share and adjusted net income for the third quarter of fiscal year 2006 rose 8% to $0.57 and 4% to $34.2 million, respectively.


Earnings per diluted share outpaced growth in net income due to the accretive effect of treasury stock purchases. During the third quarter of fiscal year 2006, the Company repurchased approximately 708,400 million shares of common stock at an average price of $39.04.


Non-GAAP Financial Measures: The Company's management evaluates operating performance excluding unusual and/or nonrecurring events. The Company believes excluding such events provides a more effective and comparable measure of performance. Since adjusted net income and adjusted earnings per share are not a measure calculated in accordance with GAAP, it should not be considered as a substitute for other GAAP measures, including net income and earnings per share, as reported, as an indicator of operating performance.

Adjusted net income and adjusted earnings per diluted share, which exclude the tax benefit associated with the resolution of certain matters with tax authorities, for the three months ended January 31, 2006 and 2005, are as follows:


     Reconciliation of non-GAAP financial disclosure
     -----------------------------------------------


     Net Income (in millions)                                          2006              2005
     ------------------------                                    --------------    --------------
     As Reported                                                      $40,949           $32,791
        Favorable resolution of tax matters                            (6,776)              -
                                                                 --------------    --------------
     Adjusted                                                         $34,173           $32,791
                                                                 ==============    ==============

     Earnings per Diluted Share
     --------------------------
     As Reported                                                       $0.69             $0.53
        Favorable resolution of tax matters                            (0.11)              -
     Adjusted                                                          $0.57             $0.53
                                                                 ==============     =============




SEGMENT RESULTS

Professional/Trade (P/T)
------------------------

Wiley's U.S. P/T revenue of $101.2 million for the third quarter advanced 10% over the prior year, bolstered by a solid holiday season and strong performances of its business, technology, and architecture/engineering categories. P/T's finance and leadership lists, as well as the Sybex technology titles it acquired in May 2005, helped to deliver the positive results. The Sybex acquisition contributed approximately $1.9 million to the revenue growth. Revenue from licensing and website advertising, particularly Frommers.com, was very strong during the quarter. Direct contribution margin declined 150 basis points to 32.2% for the quarter, principally due to product mix, specifically higher inventory provisions and higher-cost imported titles.


A number of titles published during the quarter contributed to the performance. Most notable was The Little Book That Beats the Market by Joel Greenblatt, which published in November and was featured in The Wall Street Journal. This book has earned a place on most of the major bestseller lists, alongside other Wiley titles such as SuDoku For Dummies, Volumes I and 2 by Andrew Heron and Edmund James; Empire of Debt: The Rise of an Epic Financial Crisis by William Bonner and Addison Wiggin; J.K. Lasser's Income Tax 2006; Investing For Dummies by Eric
Tyson: and Five Dysfunctions of a Team by Patrick Lencioni. Lencioni's latest book, Silos, Politics, and Turf Wars, was successfully released during the quarter, as was Hedgehogging by Barton Biggs, the well known Morgan Stanley investment management chairman turned hedge fund entrepreneur.


Several magazines and newspapers cited Wiley cookbooks in holiday best-of-the-year round-ups, including Paula Wolfert's Cooking of Southwest France (New York Times, National Public Radio); Lisa Yockelson's ChocolateChocolate (New York Times, Boston Globe); Elizabeth Karmel's Taming the
Flame: Secrets for Hot-and-Quick Grilling and Low-and-Slow BBQ (Boston Globe, Chicago Tribune); Leslie Revsin and Rick Rodgers' The Simpler the Better:
Sensational One Dish Meals (Boston Globe); Laxmi Hiremath's The Dance of Spices:
Classic Indian Cooking for Today's Home Kitchen (Boston Globe, Chicago Tribune); and Cecilia Hae-Jin Lee's Eating Korean: From Barbecue to Kimchi, Recipes from My Home (Boston Globe).

P/T is delivering its content to customers in a variety of new formats. Audio downloads to facilitate study for the CPA exam were published in the quarter. Four Web courses, which provide test banks and supplementary course material for professors and students, were released in November.


In January, Wiley acquired the publishing assets of the Stock Trader's Almanac from the Hirsch Organization. Since 2004, Wiley has been the co-publisher of this unique and popular suite of print and online books, newsletters, and analytical tools for the finance market, but will now have the opportunity to extend the brand by developing new products.



Scientific, Technical, and Medical (STM)
----------------------------------------

Wiley's U.S. STM business continued to deliver excellent results in the third quarter with revenue of $49.9 million up 15% over the previous year's comparable period. Subscription and non-subscription journal revenue, from advertising, commercial reprints, and journal backfiles contributed to these results. The reference book program continued its strong performance, driven by title output and global market strength. STM's direct contribution to profit increased 12%. Direct contribution margin for the third quarter decreased 140 basis points to 41.7%, principally due to increased revenue from lower margin professional society journals and planned increases in sales and marketing costs to drive revenue growth.


The value of Wiley's journals to the research community was evident in the 26% increase in the number of full-text accesses to the more than one million journal articles available on the Company's online service, Wiley InterScience. This significant gain was fueled by increased traffic from search engines and the addition of backfile articles. The value of Wiley's content is also reflected in the results of the ISI Impact Factor Analysis released in 2005, an independent ranking that measures how often individual journal articles are cited by researchers. Many of Wiley's journals, such as the Journal of Biomedical Materials Research, Catheterization and Cardiovascular Intervention, Neurology and Urodynamics, Head and Neck, and the American Journal of Physical Anthropology, showed significant increases.


In November, STM acquired Dialysis and Transplantation, an advertising focused publication that is the world's oldest peer reviewed journal for renal care, catering to nephrologists, internists, surgeons, and other physicians in more than 130 countries. Multi-year agreements were signed with the Crohn's and Colitis Foundation of America to publish the journal, Inflammatory Bowel Diseases, beginning in 2007, and the National Association of Research in Science Teaching to continue publishing the Journal of Research in Science Teaching.


Soon after the close of the third quarter, STM signed a multi-year agreement with The American Ceramic Society to publish 20-30 books and conference proceedings. STM also renewed its book publishing agreement with the IEEE, the premier professional organization for electrical and electronics engineers around the world.

Higher Education
-----------------

Revenue of Wiley's U.S. Higher Education business increased 3% during the third quarter to $46.4 million, mainly driven by year-on-year growth in science and mathematics. Higher Education's direct contribution to profit declined $0.3 million, reflecting higher marketing and sales costs, as planned.


WileyPLUS (formerly known as eGrade Plus) continued to gather momentum around the world with significant adoptions in the U.S., Canada, Europe, and Asia, as well as in non-traditional academic settings. Wiley PLUS delivers to students and instructors an integrated suite of resources (including an online version of the textbook), that is organized in one easy-to-use website around teaching and learning activities. WileyPLUS allows instructors to customize course content, create class presentations, assign homework and quizzes for automatic grading, and track student progress. Revenue from the sale of WileyPlus is deferred and recognized over the course of the semester. As of January 31, 2006 the Company deferred approximately $1 million of WileyPLUS revenue which will be recognized in the fourth quarter of fiscal year 2006.


Since it was first introduced in 2003, more than 250,000 students have purchased WileyPLUS with their course materials. In a recent survey of students who used WileyPLUS, 89% responded that it increased their understanding of the course material and 69% said it helped them achieve a better grade. WileyPLUS was named a finalist by the Software & Information Industry Association in its 21st Annual CODiE Awards. WileyPLUS was named one of five finalists in the Education Category for "Best Postsecondary Course or Content Management Solution."


During the third quarter, Higher Education signed a new agreement with the National Geographic Society, extending Wiley's global partnership with the Society, to create new products sold exclusively with Wiley textbooks and WileyPLUS.



Europe
------

Wiley Europe's revenue increased 10% during the third quarter to $72.9 million, or 16% excluding foreign currency effects. Higher revenue from STM journal and book programs, as well as P/T products, specifically SuDoku For Dummies, contributed to the improvement. Excluding foreign currency effects, the direct contribution margin of 30.9% for the third quarter was on par with the prior year third quarter, or up 30 basis points including foreign exchange effects.


The European market for STM products delivered through Wiley InterScience remained strong. Sales of SuDoku For Dummies, Volumes I, 2, and 3 by Andrew Heron and Edmund James continued at a phenomenal pace. In December, Kakuro For Dummies by Andrew Heron published to similarly strong demand. Neuro-linguistic Programming For Dummies and EBay.co.uk For Dummies were also top performers. Eleven German-language For Dummies titles were published successfully during the third quarter.


During the quarter, Wiley-VCH, which is based in Germany, announced a publishing partnership with leading chemical societies in China, India, Korea and Germany to publish a new journal, Chemistry - An Asian Journal. Nobel Laureate, Ryoji Noyori will serve as Chairman of the Editorial Board. Complementing its sister journals, Chemistry - A European Journal (published on behalf of the Editorial Union of European Chemical Societies) and Angewandte Chemie (published on behalf of the German Chemical Society), the new journal will provide a highly visible arena for prominent researchers from around the world, especially from Asia.

Asia, Australia, and Canada
---------------------------

Wiley's revenue in Asia, Australia, and Canada increased by 8% to $39.8 million during the third quarter. Contributing to theses results were revenue growth in Wiley Australia's Higher Education business; strong sales in Asia, especially in India, Japan and China; and improved sell-through of Higher Education products and P/T sales in Canada. The segment's direct contribution to profit was flat in comparison to the prior year. Higher revenue was offset by product mix and higher selling and shipping costs.


At the close of the quarter, Wiley Asia completed the acquisition of the outstanding shares of Wiley Dreamtech (India) Private Ltd. This acquisition is an important step in the Company's plans to grow Wiley's presence in India, extending its sales and marketing reach for all Wiley products in an important and rapidly growing market. Wiley acquired a majority interest in Dreamtech in 2001 as part of its highly successful acquisition of Hungry Minds Inc., which brought to the Company such well known brands as For Dummies, Frommer's, and CliffsNotes, among others. Wiley has had a presence in India since 1965.



Shared Services and Administrative Costs
----------------------------------------

Shared services and administrative costs for the third quarter increased by 4% to $49.0 million. The increase is primarily attributable to increases in technology investments to deliver products to our customers and timing of facility costs, partially offset by lower professional fees associated with Sarbanes-Oxley compliance.



NINE MONTHS ENDED JANUARY 31, 2006

Revenue for the first nine months of fiscal year 2006 of $777.6 million increased 6% from $732.4 million in the prior year. The revenue increase was driven by  year-on-year  growth in the global STM  business,  with  subscription journals, non-subscription journal products, such as advertising, reprints and backfiles, and books each contributing to these results. The U.S. P/T business also contributed to the year-on-year growth with solid performances in technology and business. Revenue from the Company's acquisition of Sybex contributed approximately $6.6 million to the improvement.


Gross profit margin for the nine-month period was 67.3% compared to 66.4% in the prior year. Improvements in STM product mix, principally higher journal revenues, improvements in STM reference book margins and journal backfile sales contributed to the improvement. Operating and administrative expenses increased 7% over the prior year. The increase primarily reflects investments in technology to deliver products to our customers, increased marketing and editorial costs to support revenue growth and higher facility costs, partially offset by reduced professional costs associated with Sarbanes-Oxley compliance.


Operating income advanced 7% to $129.7 million in the first nine months of fiscal year 2006. Revenue and product mix more than offset increases in technology expenses to drive the year-on-year growth. Operating margin improved to 16.7% from 16.6% in the prior year. Interest expense increased $2.9 million primarily due to higher interest rates and a $0.5 million write-off of unamortized debt costs in connection with the early termination of the credit agreement.

Excluding the favorable tax adjustments described in the non-GAAP financial disclosure below, the effective tax rate for the first nine months of fiscal year 2006 increased to 33.4% as compared to 32.1% in the first nine months of fiscal year 2005, mainly due to a reduction of U.S. and foreign income tax benefits. Including the tax adjustments, the effective tax rate was 21.8%


Earnings per diluted share and net income for the first nine months of fiscal year 2006 were $1.59 and $95.8 million. Excluding the tax adjustments further described below, adjusted earnings per diluted share and adjusted net income for the first nine months of fiscal year 2006 rose 7% to $1.36 and 3% to $81.6 million, respectively.


Earnings per diluted share growth outpaced growth in net income due to the accretive effect of treasury stock purchases. During the first nine months of fiscal year 2006, the Company repurchased approximately 2.1 million shares of common stock at an average price of $39.40.


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


Adjusted net income and adjusted earnings per diluted share, for the nine months ended January 31, 2006 and 2005, excluding the tax benefits are as follows:

          Reconciliation of non-GAAP financial disclosure
          -----------------------------------------------

          Net Income (in millions)
          ------------------------                                     2006               2005
                                                                 --------------    --------------

          As reported                                                 $95,810            $79,134
           Tax benefit on repatriated foreign dividends                (7,476)               -
           Favorable resolution of tax matters                         (6,776)               -
                                                                 --------------    --------------
          Adjusted                                                    $81,558            $79,134
                                                                 ==============    ==============


          Earnings per Diluted Share
          --------------------------
          As reported                                                   $1.59              $1.27
           Tax benefit on repatriated foreign dividends                 (0.12)                -
           Favorable resolution of tax matters                          (0.11)                -
          Adjusted                                                      $1.36              $1.27
                                                                 ==============     =============


The Adjusted Net Income and Adjusted Earnings per Diluted Share above exclude tax benefits associated with the reversal of a tax accrual recorded on the repatriation of dividends from European subsidiaries in the fourth quarter of fiscal year 2005. On May 10, 2005 the US Internal Revenue Service issued Notice 2005-38. The notice provided for a tax benefit, which was recorded by the Company in the first quarter of fiscal year 2006, that fully offset the tax accrued by the Company on foreign dividends in the fourth quarter of fiscal year 2005. The current tax benefit and the corresponding fourth quarter tax accrual in fiscal year 2005 had no cash impact on the Company.

The Adjusted Net Income and Adjusted Earnings per Diluted Share above also exclude a favorable tax adjustment associated with the resolution of certain matters with tax authorities.





SEGMENT RESULTS


Professional/Trade (P/T)
------------------------

Wiley's U.S. P/T revenue for the first nine months of fiscal year 2006 advanced 7% over the prior year. P/T's technology and business book programs contributed to the growth. Revenue from the Company's recent acquisition of Sybex, a global publisher of computer and software information technology titles, contributed approximately $6.6 million to the revenue growth. Licensing of rights and higher online advertising also had a positive effect on the results. Direct contribution margin decreased by 24 basis points principally due to product mix.


Scientific, Technical, and Medical (STM)
----------------------------------------

Wiley's U.S. STM business recorded strong year-to-date results with revenue growth of 9% over the prior year to $148.0 million. Subscription and non-subscription journal revenue, such as journal backfiles, advertising, and reprints, contributed to the year-on-year growth. The reference book program continued to perform well against a strong performance last year. Direct contribution margin for the first nine months of fiscal year 2006 improved by 75 basis points to 46.5%.


New and renewed Enhanced Access Licenses were signed by customers around the world who continue to take advantage of Wiley InterScience's wide range of access options, which is reflected in the continuing growth in usage. Full-text accesses to Wiley InterScience during the first nine months of the fiscal year increased 22.1% over the same period in the previous year.


Higher Education
----------------

Revenue of Wiley's U.S. Higher Education business increased 2% during the first nine months of fiscal year 2006. The growth was driven by solid sales of science and mathematics titles, partially offset by softness in social science and the deferral of WileyPlus revenue to the fourth quarter. Revenue from the sale of WileyPlus is deferred and recognized over the course of the semester.


Direct contribution to profit for the first nine months fiscal year 2006 was $43.7 million, on par with the prior year. Higher revenue was offset by higher planned sales and marketing costs and the deferral of WileyPlus revenue. Direct contribution to profit increased 2%, excluding the impact of the deferral.


Europe
------

Wiley Europe's revenue for the first nine months of fiscal year 2006 was up 10% over prior year, or 12% excluding foreign currency effects. Direct contribution to profit increased 9% to $66.4 million, or 12% excluding foreign currency effects. Revenue growth in STM and P/T drove the solid gains.


Asia, Australia, and Canada
---------------------------

Wiley's revenue in Asia, Australia, and Canada was up 8% during the first nine months of fiscal year 2006, or 5% excluding foreign currency effects. STM reference books and P/T growth in Asia and Higher Education in Australia drove the improvement. Excluding foreign currency effects, direct contribution to profit for the nine-month period declined approximately 6% to $21.5 million, mainly due to product mix and higher selling and shipping costs.

Shared Services and Administrative Costs
----------------------------------------

Shared services and administrative costs for the first nine months of fiscal year 2006 increased 6% to $147.7 million. The increase is primarily attributable to planned increases in technology investments to deliver products to our customers, such as Wiley InterScience and WileyPlus, and increased facility costs, partially offset by reduced professional fees associated with Sarbanes-Oxley compliance.




LIQUIDITY AND CAPITAL RESOURCES


Cash provided by operating activities in fiscal year 2006 was $167.4 million compared with $188.8 million in the prior year. Higher cash from operations and deferred subscription cash receipts were more than offset by cash used for operating assets and liabilities. The increase in cash used for operating assets and liabilities was mainly the result of higher inventory purchases and higher income tax payments along with a prior year tax refund. Also contributing to the cash use were increased accounts receivable mainly due to higher book sales in the current period. The higher inventory purchases are from the reduced levels achieved in the prior year under inventory management programs as well as new current year editions.


Cash used for investing activities for the first nine months of fiscal year 2006 was $85.3 million compared to $90.9 million in the prior year. The Company invested $29.1 million in acquisitions of publishing assets and rights compared to $13.7 million in the prior year. Increased cash used for investments in product development were partly offset by lower spending on property, equipment and technology. The Company sold $10 million of marketable securities during the current year consisting of shares of variable rate securities issued by closed-end funds and acquired $14 million of these securities in the prior year period. Projected product development and property, equipment and technology capital spending for fiscal year 2006 is forecast to be approximately $70 million and $25 million, respectively.


Cash used for financing activities was $95.9 million in the first nine months of fiscal 2006, as compared to $55.2 million in the prior period. Cash was used to purchase treasury stock, repay debt and pay dividends to shareholders.


On November 9, 2005, John Wiley and Sons, Inc. entered into a new $300 million revolving credit agreement with Bank of America as Administrative Agent and 14 other lenders. The interest rate on the initial borrowings was equal to LIBOR plus .37%. The Company has the option of borrowing at the following floating interest rates: (i) at a rate based on the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging from .37% to .825% depending on the coverage ratio of debt to EBITDA; or (ii) at the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its prime rate; and (iii) LIBOR plus or minus an amount determined through a competitive bidding process among the lenders. The maximum amount outstanding at any time under option (iii) above cannot exceed $25 million. In addition, the Company will pay a facility fee ranging from .08% to .175% on the facility depending on the coverage ratio of debt to EBITDA. The Company has the option to request an increase of up to $100 million in the size of the facility in minimum amounts of $25 million. The credit agreement contains certain restrictive covenants similar to those in the Company's prior credit agreements related to an interest coverage ratio, funded debt levels, and restricted payments, including a limit on dividends paid and share repurchases. The credit agreement will terminate on November 9, 2010. As of January 31, 2006, $190.0 million was outstanding under the new agreement.


Simultaneous with the execution of this agreement, the Company terminated its previous credit agreement with UBS AG and paid in full the amounts outstanding under that agreement by utilizing funds from the new facility. In connection with the early termination of the credit agreement the Company wrote-off $0.5 million of unamortized organization fees in the third quarter. The final payment on the previous variable rate term loan was due September 2006.

Borrowings this period, including those under the new credit agreement were $279.8 million while payments, including the paydown of the prior revolving credit and term loan facility were $282.8 million. Included in this activity is $50.0 million of borrowings under its former revolving credit facility to repay $50.0 million of the former outstanding term loan facility in advance of the scheduled due date.


During the third quarter of fiscal year 2006 the Company purchased the following Common Stock under its stock repurchase program. The current program approved by the Company's Board of Directors in June of 2005 authorizes management to purchase up to four million additional common shares.

                          Number of Shares          Average Price         Maximum Shares Yet to be
Month                        Purchased             Paid Per Share    Purchased Under the Repurchase Plan
----------------- -------------------------------- --------------- ----------------------------------------
November                      319,200                  $38.97                      3,192,130
December                       61,100                  $39.56                      3,131,030
January                       328,100                  $39.01                      2,802,930
                              -------
  Total                       708,400                  $39.04

During  the first  nine  months of  fiscal  year  2006,  the  Company  purchased
2,095,270 shares under its stock repurchase program at an average price of $39.40 per share. The Company increased its quarterly dividend to shareholders by 20% to $0.090 per share versus $0.075 per share in the prior year. The Company believes its cash balances together with existing credit facilities are sufficient to meet its obligations. At January 31, 2006 the Company had $190.0 million of variable rate loans outstanding and approximately $231.9 million of unused borrowing capacity available under its revolving credit facilities and other short-term lines of credit.




"Safe Harbor"  Statement under the
 Private  Securities Litigation Reform Act of 1995
--------------------------------------------------

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Market Risk

The Company is exposed to market risk primarily related to interest rates, foreign exchange and credit risk. It is the Company's policy to monitor these exposures and to use derivative financial instruments and/or insurance contracts from time to time to reduce fluctuations in earnings and cash flows when it is deemed appropriate to do so. The Company does not use derivative financial investments for trading or speculative purposes.
year 2006.


Interest Rates

The Company had $190.0 million of variable rate loans outstanding at January 31, 2006, which approximated fair value. The Company did not use any derivative financial investments to manage this exposure. The weighted average interest rate as of January 31, 2006 was approximately 4.83%. A hypothetical 1% change in interest rates for the variable rate debt would affect annual net income and cash flow by approximately $1.3 million.


Sales Return Reserves

Sales return reserves, net of estimated inventory and royalty costs, are reported as a reduction of accounts receivable in the Condensed Consolidated Statement of Financial Position and amounted to $66.1 million and $56.7 million at January 31, 2006 and April 30, 2005, respectively. On an annual basis, a one percent change in the estimated sales return rate could affect net income by approximately $3.0 million. A change in the pattern of trends in returns could affect the estimated allowance.


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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          99.1 - 18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer


          99.2 - 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer


          10.1 - $300,000,000 Credit Agreement dated November 9, 2005 (filed as an exhibit to the Company's report Second Quarter Form 10-Q).



     (b) The following reports on Form 8-K were furnished to the Securities and Exchange Commission since the filing of the Company's 10-Q on December 9, 2005.


          i. Earnings release on the third quarter fiscal 2006 results issued on Form 8-K dated March 6, 2006 which include the condensed financial statements of the Company.


           The following reports on Form 8-K were filed with the Securities and Exchange Commission since the filing of the Company's 10-Q on December 9, 2005.


          i. Deferred Compensation Plans issued on Form 8-K dated December 21, 2005.

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





                                            Dated: March 9, 2006

    CERTIFICATIONS PERSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
    ------------------------------------------------------------------------


I, William J. Pesce, certify that:
I have reviewed this quarterly report on Form 10-Q of John Wiley & Sons, Inc.:
     - Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and


     - Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented.


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

                                                         Dated:  March 9, 2006

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


                                            Dated:  March 9, 2006

                                                                    Exhibit 99.1







                            CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of John Wiley & Sons, Inc. (the "Company") on Form 10-Q for the period ending January 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William
J. Pesce, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:


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


Dated: March 9, 2006

                                                                    Exhibit 99.2







                            CERTIFICATION PURSUANT TO
                             18 .S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of John Wiley & Sons, Inc. (the "Company") on Form 10-Q for the period ending January 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ellis
E. Cousens, Executive Vice President and Chief Financial & Operations Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:


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


Dated: March 9, 2006