Form 10-K
period 2006-04-30
WILEY JOHN & SONS INC
filed 2006-06-28
CIK 107140

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


            [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended:  April 30, 2006


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


                                 (201) 748-6000
                    -----------------------------------------
                          Registrant's telephone number
                               including area code


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


                        Securities registered pursuant to
                            Section 12(g) of the Act:
                    -----------------------------------------
                                      None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                 Yes |X|   No | |

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

                                 Yes | |   No |X |

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X|   No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |X|   Accelerated filer | |   Non-accelerated filer | |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes | |   No |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, October 31, 2005, was approximately $1,616,462,936. The registrant has no non-voting common stock.

The number of shares outstanding of the registrant's Class A and Class B Common Stock as of May 31, 2006 was 46,703,338 and 10,253,263 respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on September 21, 2006, are incorporated by reference into Part III of this form 10-K.

                   JOHN WILEY AND SONS, INC. AND SUBSIDIARIES
                                    FORM 10-K
                    FOR THE FISCAL YEAR ENDED APRIL 30, 2006
                                      INDEX

                                                                                                                        PAGE
                                                                                                                        ----

PART I
------
ITEM 1.               Business                                                                                             4
                      --------
ITEM 1A.              Risk Factors                                                                                       5-7
                      ------------
ITEM 1B.              Unresolved Staff Comments                                                                            7
                      -------------------------
ITEM 2.               Properties                                                                                           8
                      ----------
ITEM 3.               Legal Proceedings                                                                                    8
                      -----------------
ITEM 4.               Submission of Matters to a Vote of Security Holders                                                  8
                      ---------------------------------------------------

PART II
-------
ITEM 5.               Market for the Company's Common Equity and Related Stockholder Matters and
                      --------------------------------------------------------------------------
                      Issuer Purchases of Equity Securities                                                                9
                      ---------------------------------------
ITEM 6.               Selected Financial Data                                                                              9
                      -----------------------
ITEM 7.               Management's Discussion and Analysis of Financial Condition and Results of Operations                9
                      -------------------------------------------------------------------------------------
ITEM 7A.              Quantitative and Qualitative Disclosures About Market Risk                                           9
                      ----------------------------------------------------------
ITEM 8.               Financial Statements and Supplemental Data                                                           9
                      ------------------------------------------
ITEM 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                60
                      ------------------------------------------------------------------------------------
ITEM 9A.              Controls and Procedures                                                                             60
                      -----------------------
ITEM 9B.              Other Information                                                                                   60
                      -----------------

PART III
--------
ITEM 10.              Directors and Executive Officers of the Registrant                                               61-62
                      --------------------------------------------------
ITEM 11.              Executive Compensation                                                                              62
                      ----------------------
ITEM 12.              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters      62
                      ----------------------------------------------------------------------------------------------
ITEM 13.              Certain Relationships and Related Transactions                                                      62
                      ----------------------------------------------
ITEM 14.              Principal Accounting Fees and Services                                                              63
                      --------------------------------------

PART IV
-------
ITEM 15.              Exhibits, Financial Statement Schedules and Reports on Form 8-K                                  63-65
                      ---------------------------------------------------------------

Signatures                                                                                                             66-73
----------

PART I


Item 1.   Business
          --------
          The Company, founded in 1807, was incorporated in the state of New York on January 15, 1904. (As used herein the term "Company" means John Wiley & Sons, Inc., and its subsidiaries and affiliated companies, unless the context indicates otherwise.)

          The Company is a global publisher of print and electronic products, providing content and solutions to customers worldwide. Core businesses produce professional and consumer books and subscription products; scientific, technical, and medical journals, encyclopedias, books, and online products; and textbooks and educational materials, including integrated online teaching and learning resources, for undergraduate and graduate students, teachers and lifelong learners. The Company takes full advantage of its content from all three core businesses in developing and cross-marketing products to its diverse customer base of professionals, consumers, researchers, students, and educators. The use of technology enables the Company to make its content more accessible to its customers around the world. The Company maintains publishing, marketing, and distribution centers in the United States, Canada, Europe, Asia, and Australia.

          Further description of the Company's business is incorporated herein by reference in the Management's Discussion and Analysis section of this 10-K.


          Employees
          ---------
          As of April 30, 2006, the Company employed approximately 3,600 persons on a full-time basis worldwide.


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

Item 1A.  Risk Factors
          ------------

          This section describes the major business risks to the Company and should be carefully considered.

          Cautionary Statement Under the Private Securities Litigation Reform Act of 1995:

          This 10-K and our Annual Report to Shareholders for the year ending April 30, 2006 report contains certain forward-looking statements concerning the Company's operations, performance, and financial condition. In addition, the Company provides forward-looking statements in other materials released to the public as well as oral forward-looking information. Statements which contain the words anticipate, expect, believes, estimate, project, forecast, plan, outlook, intend and similar expressions constitute forward-looking statements that involve risk and uncertainties. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those in any forward-looking statements.

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


          Operating Costs and Expenses

          The Company has a significant investment, and cost, in its employee base around the world. The Company offers competitive salaries and benefits in order to attract and retain the highly skilled workforce needed to sustain and develop new products and services required for growth. Employment and benefit costs are affected by competitive market conditions for qualified individuals, and factors such as healthcare, pension and retirement benefits costs. The Company is a large paper purchaser, and paper prices may fluctuate significantly from time-to-time. The Company attempts to moderate the exposure to fluctuations in price by entering into multi-year supply contracts and having alternative suppliers available. In general, however, any significant increase in the costs of goods and services provided to the Company may adversely affect the Company's costs of operation.


          Protection of Intellectual Property Rights

          Substantially all of the Company's publications are protected by copyright, held either in the Company's name, in the name of the author of the work, or in the name of the sponsoring professional society. Such copyrights protect the Company's exclusive right to publish the work in the United States and in many countries abroad for specified periods, in most cases the author's life plus 70 years, but in any event a minimum of 28 years for works published prior to 1978 and 50 years for works published thereafter. The ability of the Company to continue to achieve its expected results depends, in part, upon the Company's ability to protect its intellectual property rights. The Company's results may be adversely affected by lack of legal and/or technological protections for its intellectual property in some jurisdictions and markets.

          Maintaining the Company's Reputation

          Professionals worldwide rely upon many of the Company's publications to perform their jobs. It is imperative that the Company consistently demonstrates its ability to maintain the integrity of the information included in its publications. Adverse publicity, whether or not valid, may reduce demand for the Company's publications.


          Trade Concentration and Credit Risk

          Although, the book publishing industry is concentrated in national, regional, and online bookstore chains, the Company's business is not dependent upon a single customer. No one book customer accounts for more than 7% of total consolidated revenue. The top 10 book customers, however, account for approximately 25% of total consolidated revenue and approximately 46% of total gross trade accounts receivable as of April 30, 2006.

          In the journal publishing business, subscriptions are often sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering and consolidate the subscription orders/billings with various publishers. Subscription agents account for approximately 17% of total consolidated subscription revenue and no one agent accounts for more than 7% of total consolidated revenue. Subscription agents generally collect cash in advance from subscribers and remit payments to journal publishers, including the Company, prior to the commencement of the subscriptions. While at fiscal year-end the Company had minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents may depend significantly on their financial condition and liquidity. Insurance for payment on these accounts is not commercially feasible and/or available.


          Changes in Regulation and Accounting Standards

          The Company maintains publishing, marketing and distribution centers in Asia, Australia, Canada, Europe and the United States. The conduct of our business, including the sourcing of content, distribution, sales, marketing and advertising is subject to various laws and regulations administered by governments around the world. Changes in laws, regulations or government policies, including taxation requirements and accounting standards, may adversely affect the Company's future financial results.


          Introduction of New Technologies or Products

          Media and publishing companies exist in rapidly changing technological and competitive environments. Therefore, the Company must continue to invest in technological and other innovations and adapt in order to continue to add value to its products and services and remain competitive. There are uncertainties whenever developing new products and services, and it is often possible that such new products and services may not be launched or if launched, may not be profitable or as profitable as existing products and services.

          Competition for Market Share and Author Relationships

          The Company operates in highly competitive markets. Success and continued growth depends greatly on developing new products and the means to deliver them in an environment of rapid technological change. Attracting new authors and retaining our existing author relationships are also critical to our success. We believe the Company is well positioned to meet these business challenges with the strength of our brands, our reputation and innovative abilities.


          Effects of Inflation and Cost Increases

          The Company, from time to time, experiences cost increases reflecting, in part, general inflationary factors. To mitigate the effect of cost increases, the Company may take various steps to reduce development, production and manufacturing costs. In addition, the selling prices for our products may be selectively increased as marketplace conditions permit.


          Attracting and Retaining Key Employees

          The Company's success is highly dependent upon the retention of key employees globally. In addition, we are dependent upon our ability to continue to attract new employees with key skills to support the continued organic growth of the business.



Item 1B.  Unresolved Staff Comments
          -------------------------

          None

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

          Location                 Purpose                     Approx. Sq. Ft.                Lease Expiration
          --------                 -------                     ---------------                ----------------
          Leased
          ------
          Australia                Office                          33,000                           2020
                                   Warehouse                       68,000                           2016

          Canada                   Office and Warehouse            87,000                           2011
                                   Office                          18,000                           2010

          England                  Warehouse                      131,000                           2012

          United States:

                  New Jersey       Corporate Headquarters         383,000                           2017


                  New Jersey       Distribution Center            188,000                           2021
                                   and Office

                  New Jersey       Warehouses                     380,000                           2021

                  Indiana          Office                         116,000                           2009

                  California       Office                          58,000                          2012

          Singapore                Office and Warehouse            61,000                          2007

          Owned
          -----
          Germany                  Office                          57,000


          England                  Office                          50,000


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



Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          No matters were submitted to the Company's security holders during the last quarter of the fiscal year ended April 30, 2006.

                                     PART II


Item 5. Market for the Company's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
          --------------------------------------------------------------

          The Quarterly Share Prices, Dividends, and Related Stockholder Matters listed in the index on page 10 are incorporated herein by reference.

Item 6.   Selected Financial Data
          -----------------------

          The Selected Financial Data listed in the index on page 10 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
          -----------------------------------------------------------

          Management's Discussion and Analysis of Financial Condition and Results of Operations listed in the index on page 10 is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

          The information appearing under the caption "Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations listed in the index on page 10 is incorporated herein by reference.

Item 8.   Financial Statements and Supplemental Data
          ------------------------------------------

          The Financial Statements and Supplemental Data listed in the index on page 10 is incorporated herein by reference.

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
            --------------------------------------------------------


The following financial statements and information appearing on the pages indicated are filed as part of this report:


                                                                                                                  Page(s)

Management's Discussion and Analysis of Business, Financial Condition
      and Results of Operations...............................................................................      11-31

Results by Quarter (Unaudited)................................................................................         32

Quarterly Share Prices, Dividends, and Related Stockholder Matters and Issuer
      Purchases of Equity Securities..........................................................................         32

Selected Financial Data.......................................................................................         33

Management's Report on Internal Control over Financial Reporting .............................................         34

Reports of Independent Registered Public Accounting Firm......................................................      35-36

Consolidated Statements of Financial Position as of April 30, 2006 and 2005...................................         37

Consolidated Statements of Income for the years ended April 30, 2006, 2005, and 2004 .........................         38

Consolidated Statements of Cash Flows for the
      years ended April 30, 2006, 2005, and 2004..............................................................         39

Consolidated Statements of Shareholders' Equity and Comprehensive Income for the
      years ended April 30, 2006, 2005, and 2004..............................................................         40

Notes to Consolidated Financial Statements....................................................................      41-58

Schedule II -- Valuation and Qualifying Accounts
      for the years ended April 30, 2006, 2005, and 2004......................................................         59

Other schedules are omitted because of the absence of conditions under which they apply or because the information required is included in the Notes to Consolidated Financial Statements.

                Management's Discussion and Analysis of Business,
                  Financial Condition and Results of Operations

The Company is a global  publisher of print and electronic  products,  providing content and solutions to customers worldwide. Core businesses produce professional and consumer books and subscription products; scientific, technical, and medical journals, encyclopedias, books, and online products; and textbooks and educational materials, including integrated online teaching and learning resources, for undergraduate and graduate students, teachers and lifelong learners. The Company takes full advantage of its content from all three core businesses in developing and cross-marketing products to its diverse customer base of professionals, consumers, researchers, students, and educators. The use of technology enables the Company to make its content more accessible to its customers around the world. The Company maintains publishing, marketing, and distribution centers in the United States, Canada, Europe, Asia, and Australia.

Business growth comes from a combination of title, imprint and business acquisitions which complement the Company's existing businesses; from the development of new products and services; from designing and implementing new methods of delivering products to our customers; and from organic growth of existing brands and titles.


Core Businesses
---------------

Professional/Trade:

The Company's Professional/Trade business acquires, develops and publishes books and subscription products in all media, in the subject areas of business, technology, architecture, hospitality and culinary, psychology, education, travel, consumer reference, and general interest. Products are developed for worldwide distribution through multiple channels, including major chains and online booksellers, independent bookstores, libraries, colleges and universities, warehouse clubs, corporations, direct marketing, and Web sites. Global Professional/Trade publishing accounted for approximately 43% of total Company revenue in fiscal year 2006.

Key revenue growth strategies of the Professional/Trade business include adding value to its content, developing its leading brands and franchises, and executing strategic acquisitions. Revenue for the Company's worldwide Professional/Trade business grew at a compound annual rate of approximately 18% over the past five years.

Publishing alliances and franchise products are central to the Company's strategy. The Company's ability to bring together Wiley's product development, sales, marketing, distribution and technological capabilities with a partner's content and brand name recognition has been a driving factor in its success. Professional/Trade alliance partners include General Mills, MTV, the Culinary Institute of America, the American Medical Association, the American Institute of Architects, Mergent, Inc., the National Restaurant Association Educational Foundation, the Leader to Leader Institute (formerly The Peter F. Drucker Foundation) and Morningstar, among many others.

The Company's Professional/Trade customers are professionals, consumers, and students worldwide. Highly respected brands and extensive backlists are especially well suited for online bookstores such as Amazon.com. With their unlimited "virtual" shelf space, online retailers merchandise the Company's products for longer periods of time than brick-and-mortar bookstores.

The Company promotes an active and growing Professional/Trade custom publishing program. Custom publications are typically used by organizations for internal promotional or incentive programs. Books are specifically written for a customer or an existing Professional/Trade publication can be customized, such as having the cover art include custom imprint, messages or slogans. Of special note are customized For Dummies publications, which leverage the power of this well-known brand to meet the specific information needs of a wide range of organizations around the world.

Key Acquisitions: The Company's business plan includes organic growth as well as growth through acquisitions. Key strategic Professional/Trade acquisitions over the past five years include: (i) In fiscal year 2006, the publishing assets of Sybex, Inc., a leading publisher to the global information technology professional community for nearly 30 years. Sybex published about 100 new titles a year and maintained a backlist of over 450 titles in digital photography, operating systems, programming and gaming categories. (ii) In fiscal year 2003, a list of approximately 250 titles from Prentice Hall Direct, a unit of Pearson Education. These titles include a collection of practical, "hands-on" teaching resources, which complement the Company's renowned Jossey-Bass education series and its market-leading Janice Van Cleave series. (iii) In fiscal year 2002, the Company acquired Hungry Minds Inc., a leading publisher with an outstanding collection of respected brands, with such product lines as the For Dummies series, the Frommer's and Unofficial Guide travel series, the Bible and Visual technology series, the CliffsNotes study guides, Webster's New World dictionaries, and Betty Crocker and Weight Watchers cookbooks. (iv) In fiscal year 2002, the Company acquired Frank J. Fabozzi Publishing and Australian publisher, Wrightbooks Pty Ltd., both publishers of high quality finance books for the professional market.


Scientific, Technical, and Medical (STM):

The Company is a leading publisher for the scientific, technical, and medical communities worldwide including, scientists, researchers, clinicians, engineers, students and professors, and academic and corporate librarians. STM products include journals, major reference works, reference books and protocols, in print and online. STM publishing areas include the life and physical sciences, select medical areas, chemistry, statistics and mathematics, electrical and electronics engineering, and telecommunications. STM develops products for global distribution through multiple channels, including library consortia, subscription agents, bookstores, online booksellers, and direct sales to professional society members and other customers. Global STM represented 38% of total Company revenue in fiscal year 2006. STM's revenue grew at a compound annual rate of 9% over the past five years.

Established commercially in 1999, the Company's web-based service, Wiley InterScience (www.interscience.wiley.com), offers online access to more than 400 journals and 2,000 major reference works, online books, Current Protocols laboratory manuals and databases, as well as a suite of professional and management resources. Wiley InterScience is based on a successful business model that features Enhanced Access Licenses. One to three years in duration, Enhanced Access Licenses provide academic and corporate customers with multi-site online access. The Company also offers other flexible pricing options such as, Basic Access licenses, which provide click-on access title-by-title to the Company's electronic journal content. Access is also provided through Pay-Per-View, which serves customers who wish to purchase individual articles or chapters. With over 24 million users in 90 countries around the globe, Wiley InterScience is one of the world's leading providers of scientific, technical, and medical content.

Wiley InterScience takes advantage of technology to update content frequently, and it adds new features and resources on an ongoing basis to increase the productivity of scientists, professionals and students. Two examples are EarlyView, through which customers can access individual articles well in advance of print publication, and MobileEditions, which enables users to view tables of content and abstracts on wireless handheld devices and Web-enabled phones.

In 2005, the Company announced an ambitious new program to digitize its entire historical journal content, dating back to the 1800s. Wiley's digitization of legacy content is designed to improve the research pathway and ensure content discovery is as seamless and efficient as possible. The initiative is scheduled for completion in 2007. The backfile collection, which is available online through Wiley InterScience, will span two centuries of scientific research and comprise over 7.5 million pages - one of the largest archives of its kind issued by a single publisher. As of April 30, 2006 approximately 70% of the Company's journal content was digitized and made available to customers.

Publishing alliances play a major role in STM's success. The Company publishes the journals of prestigious societies, including the American Cancer Society's flagship publication, Cancer. These alliances bring mutual benefit, with the societies gaining Wiley's publishing and marketing expertise, while Wiley
receives   peer-reviewed   content  and  enhanced   visibility   among   society
memberships.

Key Acquisitions: In fiscal year 2006, the Company acquired InfoPoems Inc., a leading provider of evidence-based medicine (EBM). This acquisition along with the Cochrane Collaboration database provides the foundation for the Company's fast growing suite of EBM products designed to improve patient healthcare at the point of care. Evidenced-based medicine facilitates the effective management of patients through clinical expertise informed by best practice evidence that is derived from medical literature.

In fiscal year 2002, the Company acquired A&M Publishing Ltd., a U.K.-based publisher for the pharmaceutical and health-care sectors, and GIT Verlag GmbH, a German publisher for the chemical, pharmaceutical, biotechnology, security, and engineering industries. These businesses derive revenue principally from advertising. From this base, the Company is building its program of advertising-based journal publications, including the acquisition of Dialysis and Transplantation in fiscal year 2006.


Higher Education:

The Company publishes educational materials for the higher education market in all media, focusing on courses in the sciences, geography, mathematics, engineering, accounting, business, economics, computer science, psychology, education, and modern languages. In Australia, the Company is also a leading publisher for the secondary school market.

Higher Education customers include undergraduate, graduate, and advanced placement students, educators, and lifelong learners worldwide. Product is delivered principally through college bookstores, online booksellers, and Web sites. Globally, Higher Educational publishing generated 19% of total Company revenue in fiscal year 2006. Through organic growth and acquired products, both print and electronic, the Company's worldwide Higher Education publishing revenue grew at a compound annual rate of 5% over the past five years.

Higher Education's mission is to help teachers teach and students learn. Our strategy is to provide value-added quality materials and services through textbooks, supplemental study aids, course and homework management tools and more, in print and electronic formats. The Higher Education web site offers online learning materials with links to more than 4,000 companion sub-sites to support and supplement textbooks.

Higher Education delivers high-quality online learning materials that offer more opportunities for customization and accommodate diverse learning styles. The prime example is WileyPlus, an activity-based interface that provides an integrated suite of teaching and learning resources on one web site. By offering an electronic version of a text along with supplementary materials, content provided by the instructor, and administrative tools, WileyPlus supports the full range of course-oriented activities online-planning, presentations, study, homework, and testing.

The Company also supports online communities of interest such as the Wiley Faculty Network, a peer-to-peer network of faculty/professors supporting the use of online course material tools and discipline-specific software in the classroom. The Company believes this unique, reliable, and accessible service gives the Company a competitive advantage.

Higher Education is also leveraging the web in its sales and marketing efforts. The web enhances the Company's ability to have direct contact with students and faculty at universities worldwide through the use of interactive electronic brochures and e-mail campaigns.

Key Acquisitions: In fiscal year 2003, the Company acquired the assets of Maris Technologies to support the Company's efforts to produce web-enabled products. This acquisition included the market-leading software Edugen, which provides the underlying technology for WileyPlus. Located in Moscow, the development facility is staffed by approximately 52 programmers and designers who had been employed in the space program of the former Soviet Union. In fiscal year 2002 the Company acquired publishing assets consisting of 47 higher education titles from Thomson Learning. The titles are in such areas as business, earth and biological sciences, foreign languages, mathematics, nutrition, and psychology.



Publishing Operations
---------------------

Journal Products:

The Company publishes over 2,400 journals and other subscription-based STM and Professional/Trade products, which accounted for approximately 33% of the Company's fiscal year 2006 revenue. Most journals are owned by the Company, in which case they may or may not be sponsored by a professional society. Some are owned by societies and published by the Company pursuant to contracts. Societies that sponsor or own such journals generally receive a royalty and/or other consideration. The Company usually enters into agreements with outside independent editors of journals that state the duties of the editors, and the fees and expenses for their services. Contributors of journal articles transfer publication rights to the Company or a professional society, as applicable.

Journal subscriptions result primarily from licenses for Wiley InterScience negotiated directly with customers or their subscription agent by the Company's sales representatives, direct mail or other advertising, promotional campaigns, and memberships in professional societies for those journals that are sponsored by such societies. Licenses range from one to three years in duration.

Printed journals are generally mailed to subscribers directly from independent printers. Journal content is available online. Subscription revenue is generally collected in advance, and is deferred and recognized as earned when the related issue is shipped or made available online, or over the term of the subscription as services are rendered.

Book Products:

Materials for book publications are obtained from authors throughout most of the world through the efforts of an editorial staff, outside editorial advisors, and advisory boards. Most materials originate with their authors, or as a result of suggestion or solicitations by editors and advisors. The Company enters into agreements with authors that state the terms and conditions under which the materials will be published, the name in which the copyright will be registered, the basis for any royalties, and other matters. Most of the authors are compensated by royalties, which vary with the nature of the product and its anticipated sales potential. The Company may make advance payments against future royalties to authors of certain publications.

The Company continues to add new titles, revise existing titles, and discontinue the sale of others in the normal course of its business, also creating adaptations of original content for specific markets fulfilling customer demand. The Company's general practice is to revise its textbooks every three to five years, if warranted, and to revise other titles as appropriate. Subscription-based products are updated more frequently on a regular schedule. Approximately 34% of the Company's fiscal year 2006 U.S. book-publishing revenue was from titles published or revised in the current fiscal year.

Professional and consumer books are sold to bookstores and online booksellers serving the general public; wholesalers who supply such bookstores; warehouse clubs; college bookstores for their non-textbook requirements; individual practitioners; and research institutions, libraries (including public, professional, academic, and other special libraries), industrial organizations, and government agencies.

The Company employs sales representatives who call upon independent bookstores, national and regional chain bookstores and wholesalers. Trade sales to bookstores and wholesalers are generally made on a returnable basis with certain restrictions. The Company provides for estimated future returns on sales made during the year principally based on historical experience. Sales of professional and consumer books also result from direct mail campaigns, telemarketing, online access, and advertising and reviews in periodicals.

Adopted textbooks and related supplementary material (i.e., textbooks prescribed for course use) are sold primarily to bookstores including online bookstores, serving educational institutions. The Company employs sales representatives who call on faculty responsible for selecting books to be used in courses, and on the bookstores that serve such institutions and their students. Textbook sales are generally made on a fully returnable basis with certain restrictions. The textbook business is seasonal, with the majority of textbook sales occurring during the June through August and November through January periods. There is an active used textbook market, which adversely affects the sales of new textbooks.

Like most other publishers, the Company generally contracts with independent printers and binderies for their services. The Company purchases its paper from independent suppliers and printers. The fiscal year 2006 weighted average U.S. paper prices increased approximately 6% over fiscal year 2005. Management believes that adequate printing and binding facilities, and sources of paper and other required materials, are available to it, and that it is not dependent upon any single supplier. Printed book products are distributed from both Company-operated warehouses and independent distributors.

The Company develops content in digital format that can be used for both online and print products, which results in productivity and efficiency savings, as well as enabling the Company to offer customized publishing and print-on-demand products. Book content is increasingly being made available online through Wiley InterScience, WileyPlus and other platforms, and in eBook format through licenses with alliance partners. The Company also sponsors online communities of interest, both on its own and in partnership with others, to expand the market for its products.

The Company believes that the demand for new electronic technology products will continue to increase. Accordingly, to properly service its customers and to remain competitive, the Company anticipates it will be necessary to increase its expenditures related to such new technologies over the next several years.

The internet not only enables the Company to deliver content online, but also helps to sell more books. The growth of online booksellers benefits the Company because they provide unlimited virtual "shelf space" for the Company's entire backlist.

Marketing and distribution services are made available to other publishers under agency arrangements. The Company also engages in co-publishing of titles with international publishers and in publication of adaptations of works from other publishers for particular markets. The Company also receives licensing revenue from photocopies, reproductions, and electronic uses of its content as well as advertising revenue from web sites such as Frommers.com.


Global Operations
-----------------

The Company's publications are sold throughout most of the world through operations located in Europe, Canada, Australia, Asia, and the United States. All operations market their indigenous publications, as well as publications produced by other parts of the Company. The Company also markets publications through agents as well as sales representatives in countries not served by the Company. John Wiley & Sons International Rights, Inc. sells reprint and translations rights worldwide. The Company publishes or licenses others to publish its products, which are distributed throughout the world in many languages. Approximately 41% of the Company's fiscal year 2006 revenue was derived from non-U.S. markets.

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


Performance Measurements
------------------------

The Company measures its performance based upon revenue, operating income, earnings per share and cash flow growth, excluding unusual or one-time events, and considering current worldwide and regional economic conditions. Because of the Company's unique blend of businesses, industry statistics do not always provide meaningful comparisons. The Company does maintain market share statistics for publishing programs in Professional/Trade and Higher Education. For Professional/Trade, market share statistics published by BOOKSCAN, a statistical clearinghouse for book industry point of sale in the United States, are used. The statistics include survey data from all major retail outlets, mass merchandisers, small chain and independent retail outlets. For Higher Education, the Company subscribes to Management Practices Inc., which publishes customized comparative sales reports.


Results of Operations
---------------------

Fiscal Year 2006 Summary Results

For the full year, revenue advanced 7% over prior year to $1.0 billion, or 8% excluding foreign currency effects. The year-on-year growth was driven by all of Wiley's businesses around the world. Gross profit margin for fiscal year 2006 was 67.2% compared with 66.6% in the prior year. Improvements in STM, Higher Education and the European segment were partially offset by lower gross margins in Professional/Trade and other segments.

Operating and administrative expenses increased 8% over the prior year. Foreign exchange accounted for approximately $1.9 million of the increase. Editorial, sales, marketing and distribution costs to support revenue growth, and investments in technology were partially offset by lower costs associated with certification of internal controls as required by Sarbanes-Oxley 404. Operating and administrative expenses as a percent of revenue were 51% in both years.

Operating income advanced 8% to $152.7 million in fiscal year 2006 or 9% excluding adverse foreign currency effects. Revenue growth and improved gross margins were partially offset by higher amortization due to acquisitions. Operating margin was 14.6% compared with 14.5% in fiscal year 2005. The operating margin increase reflects improvement in gross margin due to product mix, partially offset by higher amortization of intangibles. Net interest expense and other increased $3.1 million to $8.8 million, mainly due to higher interest rates.

The Company's effective tax rate was 23.3% in fiscal year 2006. Excluding the tax charges and benefits described in the non-GAAP financial disclosure, the effective tax rate for fiscal year 2006 increased to 33.2% as compared to 32.7% in fiscal year 2005. The increase was mainly due to higher effective foreign tax rates.

Earnings per diluted share and net income for fiscal year 2006 on a US GAAP basis were $1.85 and $110.3 million, respectively. Excluding the tax adjustments, which are further described below, earnings per diluted share and net income for fiscal year 2006 on a Non-GAAP basis rose 10% to $1.61 and 5% to $96.1 million, respectively. Growth in earnings per diluted share reflects favorable operating performance and the Company's share repurchase program.

Non-GAAP Financial Measures: The Company's management evaluates performance excluding unusual and/or nonrecurring events. The Company believes excluding such events provides a more effective and comparable measure of performance. Since adjusted net income and adjusted earnings per share are not a measure calculated in accordance with GAAP, it should not be considered as a substitute for other GAAP measures, including net income and earnings per share, as reported, as an indicator of operating performance.

Adjusted net income and adjusted earnings per diluted share excluding the tax charges and benefits are as follows:

Reconciliation of non-GAAP financial disclosure
-----------------------------------------------

                                                    For the Years Ended April 30,
Net income (in thousands)                               2006            2005
---------------------------------------------------------------------------------
As reported                                           $110,328         $83,841
Tax (benefit) provision on dividends repatriated        (7,476)          7,476
Resolution of tax matters                               (6,776)           -
---------------------------------------------------------------------------------
Adjusted                                               $96,076         $91,317
=================================================================================

                                                    For the Years Ended April 30,
Earnings per Diluted Share                              2006           2005
---------------------------------------------------------------------------------
As reported                                             $1.85          $1.35
Tax (benefit) provision on dividends repatriated         (.12)           .12
Resolution of tax matters                                (.11)           -
---------------------------------------------------------------------------------
Adjusted                                                $1.61          $1.47
=================================================================================

Pursuant to guidance issued by the Internal Revenue Service in May 2005, the Company recorded a tax benefit of approximately $7.5 million, or $0.12 per diluted share, in the first quarter of fiscal year 2006, and reduced income taxes due on the fiscal year 2005 repatriation of earnings from its European subsidiaries. As previously discussed in the Company's Annual Report filed on Form 10-K for fiscal year 2005, the tax benefit offsets a tax charge of $7.5 million recorded in the fourth quarter of fiscal year 2005, neither of which had a cash impact to the Company.

A $6.8 million, or $0.11 per diluted share, tax benefit related to the favorable resolution of certain tax matters with tax authorities was also reported for the full year ending April 30, 2006. The Company's management excludes these tax items for comparative purposes so as to not distort the underlying operating performance of the Company.

Cash flow provided by operating activities in fiscal year 2006 of $242.6 million was used to fund investing activities ($113.6 million), inclusive of $31.4 million for the acquisition of publishing assets; to acquire 2.8 million shares of treasury stock ($108.9 million); repay debt ($32.5 million); and for cash dividends to shareholders ($21.1 million).


Fiscal Year 2006 Segment Results

Professional/Trade (P/T):

Dollars in thousands          2006          2005        % change
--------------------------------------------------------------------
Revenue                     $380,191      $350,338          9%
Direct Contribution         $106,971      $102,326          5%
Contribution Margin           28.1%         29.2%

Revenue growth of Wiley's U.S. P/T business accelerated throughout fiscal year 2006, culminating in a strong fourth quarter. Revenue for the full year advanced 9% to $380 million, while fourth quarter revenue reached a record $106 million, 13% over the same period in the prior year. Virtually all of P/T's publishing categories and sales channels contributed to the strong results, with standout performances by the technology, business, finance and architectural programs, as well as global rights and website advertising. P/T's finance and leadership programs, as well as the Sybex technology titles it acquired in May 2005, and the popularity of the Sudoku for Dummies series helped to deliver the record-setting results. The Sybex acquisition contributed approximately $9 million to revenue.

Direct contribution to profit was up 5% for the year. The improvement in top-line results was partially offset by higher cost of sales mainly due to product mix.

A number of successful titles contributed to the year's results, notably The Little Book That Beats the Market by Joel Greenblatt; Sudoku For Dummies, Volumes 1-3 by Andrew Herron and Edmund James; Weight Watcher's New Complete Cookbook; Betty Crocker Cookbook: Everything You Need to Know to Cook Today; and Hedgehogging by Barton Biggs. Several perennial favorites and new titles also made significant contributions, including Five Dysfunctions of a Team by Patrick Lencioni; his new title, Silos, Politics, and Turf Wars; Automatic Wealth by Michael Masterson; and The Party of the Century: The Fabulous Story of Truman Capote and His Black and White Ball by Deborah Davis. A new series, Frommer's Day by Day, and the first Frommers.com Podcast, successfully extended this key brand.

Media attention was particularly focused on a number of titles tied to current affairs (Bird Flu by Marc Siegel and The Global Class War by Jeff Faux); popular products (The Bear Necessities of Business: Building a Company with Heart by Maxine Clark and Amy Joyner at the flagship Build-a-Bear store); or movies (Party of the Century by Deborah Davis which capitalized on the success of the movie, Capote), as well as well-known authors (The Poker Face of Wall Street, Aaron Brown and Hedgehogging by Barton Biggs). Aggressive marketing kept Wiley brands and titles in the public eye, including a major advertising campaign for Little Book That Beats the Market in The Wall Street Journal and Bloomberg radio; the annual For Dummies month promotions; and a pay-per-view webcast with Amazon.com, featuring author Pat Lencioni.

More than 800 articles were adapted from the For Dummies text for licensing with Yahoo Tech, a new website that provides consumers with advice and information on technology. An agreement with Microsoft was signed to license content from seven of Wiley's top cookbooks, including How to Cook Everything by Mark Bittman, Cooking at Home with The Culinary Institute of America, and Mr. Boston: Official Bartender's and Party Guide by Mr. Boston, Anthony Giglio, and Steven McDonald).

Mark Bittman received a James Beard Foundation Media Broadcast Award in the category National Television Food Show for his work as host of the PBS series, How to Cook Everything, which is tied in with the Wiley title of the same name. The Handbook of Human Resources Management in Government by Stephen Condrey won "Best Public Sector Human Resources Management Book" award of the American Society for Public Administration. Lee Shulman, President of the Carnegie Foundation for the Advancement of Teaching, won the prestigious Grawemeyer Award in Education for 2006, for The Wisdom of Practice.


Scientific, Technical, and Medical (STM):

Dollars in thousands          2006           2005         % change
--------------------------------------------------------------------
Revenue                    $206,008       $190,515           8%
Direct Contribution         $96,009        $88,899           8%
Contribution Margin          46.6%          46.7%

Wiley's U.S. STM business delivered consistently excellent results throughout fiscal year 2006, growing revenue over prior year by 8% to $206 million. Direct contribution to profit also rose by 8% for the year.

Subscription and non-subscription revenue from journal backfiles, advertising, and commercial reprints contributed significantly to growth. The reference book program completed its second year of strong growth driven by strong title output and global market strength. STM also benefited from recent acquisitions of Dialysis and Transplantation, a medical journal and InfoPOEMs, a provider of evidence-based medicine content.

Wiley InterScience, the Company's online service, reached a milestone midway through the fiscal year: more than one million journal articles are now available online. The value of this growing body of literature to the global research community can be quantified in the concurrent increase in the number of users, as well as the number of manuscripts submitted for publication.

In fiscal year 2006, U.S. STM received approximately 9% more journal manuscripts and published 8% more journal pages than the previous year. More people gained access to Wiley InterScience by taking advantage of alternate purchasing programs, such as Pay-Per-View, which began offering individual article sales from the growing backfile collection during this year. At the end of the fiscal year, Wiley participated with Microsoft in the launch of Windows Live Academic Search pilot, which improves the search capabilities of journal content from Wiley and ten other major STM publishers.

Important publications during the year include the inaugural issue of a pharmaceutical-company sponsored Chinese-language digest version of Hepatology; the Physics and Astronomy Backfile, which includes the oldest journal published by Wiley, Annalen der Physik, founded in 1799; the first two issues of the Journal of Hospital Medicine; and a refurbished Annals of Neurology. Also released during the fourth quarter were the new 18th edition of the Merck Manual; the 8th edition of The Wiley Registry of Mass Spectral Data; and a wide array of single and multi-volume reference works.

During the fourth quarter, the Company reached an agreement with the Institute of Electrical and Electronics Engineers of Japan to publish a new English-language journal, IEEJ Transactions; extended its long-term publishing agreement for the Journal of Research in Science Teaching; and began publication of the Journal of Orthopedic Research in partnership with the Orthopedic Research Society.


Higher Education:

Dollars in thousands          2006           2005         % change
----------------------------------------------------------------------
Revenue                     $156,235       $150,905           4%
Direct Contribution          $40,065        $38,221           5%
Contribution Margin           25.6%          25.3%

Wiley's U.S. Higher Education business increased 4% to $156 million in fiscal year 2006. Continuing to build on the strength experienced in the third quarter, fourth quarter revenue advanced 15% to $23 million compared to the previous year's quarter. Higher Education's direct contribution margin for the year improved 30 basis points to 25.6% mainly due to lower composition costs and inventory provisions.

The mathematics, life sciences, engineering and computer science programs performed extremely well during the year, with strong showings by Tortora/Principles of Anatomy and Physiology; Black/Microbiology; Voet/Fundamentals of Biochemistry; Hughes-Hallet/Calculus; Anton/Calculus; Munson/Fluid Mechanics; and Horstman/Big Java.

WileyPLUS continued to gain traction during fiscal year 2006, as more students and faculty around the world chose to use its customizable multi-format suite of content, teaching and learning tools to help them do homework, study for tests, assess coursework, and administer classes.

Wiley has developed a wider array of products at varied price points. The Company is now offering over 50 titles in Wiley Desktop Editions, which are in downloadable e-text format, intended for students who want lower-priced versions of textbooks. Wiley began to produce Desktop Editions in partnership with VitalSource Technologies, Inc., during the second quarter, and expects to nearly double the number of titles in the program by calendar year-end.

Soon after the end of the fiscal year, Wiley became Microsoft's sole publishing partner worldwide for all Microsoft Official Academic Course (MOAC) materials. Microsoft and Wiley will collaborate on a new co-branded series of textbook and e-learning products for the higher education market, to be released under Wiley-Microsoft logos. Wiley will also assume responsibility for the sale of existing MOAC titles. The new series will offer topics covering Windows Vista, Microsoft Office Systems 2007, and the Windows Server codenamed "Longhorn." All titles will be marketed globally and available in several languages. With Microsoft's position as the world's leading software company and Wiley's global presence in higher education, the alliance is an ideal strategic fit.

Earlier in the year, Higher Education extended its global alliance with the National Geographic Society to create new products sold exclusively with Wiley textbooks and WileyPLUS.

 Europe:

Dollars in thousands          2006          2005      % change    % excluding FX
-----------------------------------------------------------------------------------
Revenue                     $292,462      $268,857        9%           12%
Direct Contribution          $93,415       $86,226        8%           11%
Contribution Margin           31.9%         32.1%

Fiscal Year 2006 was another strong year for Wiley's European-based companies, with revenues for the year advancing 9% over the prior year to $292 million, or 12% excluding foreign currency effects. Virtually all of Wiley Europe's businesses, product lines, and markets contributed to the performance. Strong performance was exhibited in P/T and STM book publishing, as well as journals. Global sales from the Sudoku For Dummies series contributed to the increase in P/T revenue. Direct contribution margin was essentially in line with the prior year's results.

Best-selling books included products as diverse as the second edition of Encyclopedia of Inorganic Chemistry, edited by R. Bruce King, and the enormously popular Sudoku For Dummies and Kakuro For Dummies. The power of the For Dummies brand was evidenced by the publication of a six-figure print run of a custom mini-book for the World Cup, Winning on Betfair For Dummies. The German For Dummies program published 51 new titles and 49 reprints during fiscal year 2006.

The expansion of Wiley Europe's publishing portfolio has opened up new markets and customer groups. The technology channel saw strong growth throughout the year with a series of agreements with major telecommunications corporations. In February, the Company entered a popular new market with the acquisition of Fernhurst Books, a best-selling list of manuals and guides on sailing, boating, and other nautical sports. The first seven titles of the Securities and Investment Institute series published during fiscal year 2006.

Wiley Europe's new journals, small, an interdisciplinary journal on nanoscience and nanotechnology embracing materials science, physics, chemistry and biosciences and the related engineering areas ChemMedChem; and the Biotechnology Journal, all performed well. Chemistry-An Asian Journal, an alliance between Wiley-VCH, the German Chemical Society, and several major Asian chemical societies, gained traction during the year as new societies signed on, including The Singapore National Institute of Chemistry and the Chemical Society located in Taipei.

The Cochrane Collaboration, an evidence-based medicine collection, available through Wiley InterScience, finished the year strongly reflecting Wiley's ability to increase revenue through the Company's multiple sales channels. To extend Wiley's product offering in evidence-based medicine, Wiley Europe and Duodecim Medical Publications Limited of Helsinki, Finland announced an expanded agreement to grant Wiley the exclusive publishing, sales, and distribution rights of its English language version of Evidence-Based Medicine Guidelines (EBM Guidelines). The guidelines are designed to be read on small screens, and are available via the Internet and through Personal Digital Assistants (PDA) devices.


Asia, Australia, and Canada:

Dollars in  thousands         2006          2005      % change    % excluding FX
-----------------------------------------------------------------------------------
Revenue                     $123,950      $108,649       14%           12%
Direct Contribution          $26,747       $24,868        8%            3%
Contribution Margin           21.6%         22.9%

Wiley's revenue in Asia, Australia, and Canada advanced 14% over the previous year to $124 million, or 12% excluding foreign currency effects. Higher Education and secondary school publishing in Australia and P/T sales in Asia and Canada drove the improvement over the prior year. Direct contribution to profit for the year increased 8%, or 3% excluding foreign currency effects.

Revenue growth was partially offset by product mix in Canada and Asia. Wiley Asia experienced growth across all product lines, particularly in India, Japan and China. Wiley Canada's P/T performance was very strong and its Higher Education program was solid. In Australia, all three businesses delivered strong results.

At the end of the third quarter, Wiley Asia acquired the remaining outstanding shares of Wiley Dreamtech (India) Private LTD. The acquisition is an important step in the Company's plans to grow Wiley's presence in India, extending its sales and marketing reach and building local publishing capabilities in an important and rapidly growing market. Wiley acquired a majority interest in Dreamtech in 2001 as part of its highly successful acquisition of Hungry Minds, Inc.

Wiley Australia was once again named Secondary Publisher of the Year by the Australian Publishers Association and Higher Education Publisher of the Year by the Australian Campus Booksellers Association, for the 9th and 8th times, respectively, during the last decade. Wiley Australia was also awarded, for the fifth year in a row, the 'Employer of Choice for Women' citation by the Federal Government's Equal Opportunity in the Workplace Agency. Wiley is the only publisher that has earned this honor during the program's entire five-year history.

Considerable success was achieved in Canada with the sale of WileyPLUS, demonstrating the product's global appeal. The number of titles available with WileyPLUS more than doubled from fiscal year 2005, giving the sales force opportunity to sell it into more course areas. During fiscal year 2006, Wiley Canada added to its indigenous P/T program by becoming a key publisher in the regional real estate markets. Sales throughout the year in real estate investing, home inspection, property management, tax, and other subcategories were very strong, as the Company added a number of titles to its portfolio.



Fiscal Year 2005 Summary Results

In fiscal year 2005 revenue advanced 6% over the prior year to $974 million, or 4% excluding foreign currency effects. The year-on-year growth was driven primarily by the Company's global Scientific, Technical and Medical business and the Professional/Trade business, particularly in Europe and Asia. Gross profit margin for fiscal year 2005 was 66.6% compared with 66.5% in the prior year. Improvements in U.S. Professional/Trade and the European segment were partially offset by lower gross margins in other segments.

Operating and administrative expenses, excluding the adverse impact of foreign exchange on costs (approximately $6.5 million), increased 3% over the prior year. Sales and marketing costs to support revenue growth, annual performance compensation costs, auditing and compliance costs associated with certification of internal controls as required by Sarbanes-Oxley 404 ($3.2 million) and investments in technology to deliver products to our customers were partially offset by relocation incentive receipts from the State of New Jersey. Operating and administrative expenses as a percent of revenue improved 50 basis points to 51%, reflecting prudent expense management.

Operating income advanced 9% to $141.4 million in fiscal year 2005, or 7% excluding foreign currency gains. Primarily revenue growth, lower inventory and royalty provisions and prudent expense management drove the year-on-year growth. Operating margin was 14.5% compared with 14.0% in fiscal year 2004. The operating margin increase reflects improvement in gross margin and lower operating and administrative expenses as a percentage of revenue. Net interest expense and other increased $1.4 million to $5.7 million. Higher interest rates were partially offset by lower debt.

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

Adjusted net income and adjusted earnings per diluted share excluding the tax charges and benefits are as follows:

Reconciliation of non-GAAP financial disclosure
-----------------------------------------------

                                        For the Years Ended April 30,
Net income (in thousands)                   2005           2004
----------------------------------------------------------------------
As reported                                $83,841        $88,840
Resolution of tax matters                     -            (3,019)
Tax charge on dividends repatriated          7,476           -
----------------------------------------------------------------------
Adjusted                                   $91,317        $85,821
======================================================================

                                        For the Years Ended April 30,
Earnings per Diluted Share                  2005           2004
---------------------------------------------------------------------
As reported                                 $1.35          $1.41
Resolution of tax matters                     -             (.05)
Tax charge on dividends repatriated           .12            -
---------------------------------------------------------------------
Adjusted                                    $1.47          $1.36
=====================================================================

During the fourth quarter of fiscal year 2005, the Company elected to repatriate approximately $94 million of dividends from its European subsidiaries under the American Jobs Creation Act of 2004, which became law in October 2004. The law provided a favorable one-time tax rate on dividends from foreign subsidiaries. The tax accrual on the dividend included approximately $7.5 million, or $0.12 per diluted share of tax, which had no cash impact on the Company. The income statement effect recorded in the fourth quarter of fiscal year 2005 was fully offset by a tax benefit recognized by the Company in the first quarter of fiscal year 2006.

In the third quarter of fiscal year 2004, the Company reported a net tax benefit of $3.0 million, or $0.05 per diluted share, due to a favorable resolution of certain state and federal tax matters and an adjustment of accrued foreign taxes.

Cash flow provided by operating activities in fiscal year 2005 increased 15% to $243.5 million from $212.2 million in the prior year. Cash provided by operating activities, net of cash used for investments in product development and property, equipment and technology of $91.2 million, was utilized during the year to acquire 2.9 million shares of Class A common stock ($94.8 million); acquire publishing assets (aggregating $22.5 million); purchase marketable securities of ($10.0 million); and pay dividends to shareholders ($18.1 million).


Fiscal Year 2005 Segment Results

Professional/Trade (P/T):

Dollars in thousands          2005           2004         % change
---------------------------------------------------------------------
Revenue                     $350,338       $340,252           3%
Direct Contribution         $102,326        $93,945           9%
Contribution Margin           29.2%          27.6%

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

P/T's custom publishing had a banner year in fiscal year 2005. These products are typically used by organizations for promotional or incentive programs. Books are specifically written for a customer or an existing P/T publication can be customized, such as having the cover art include custom imprint, messages or slogans. Of special note are customized For Dummies publications, which are in great demand by corporations and organizations around the world that want to leverage the power of this well known brand.

During the year, Wiley signed an agreement with TTE Corporation, the manufacturer of RCA digital television products, to publish HDTV For Dummies; launch a "Digital TV Center" site featuring technical articles and related information; and create a customized reference and setup guide that will be packaged with select RCA products.


Scientific, Technical, and Medical (STM):

Dollars in thousands        2005           2004         % change
-------------------------------------------------------------------
Revenue                   $190,515       $178,100          7%
Direct Contribution        $88,899        $86,310          3%
Contribution Margin         46.7%          48.5%

Wiley's U.S. STM revenue increased 7% to $190.5 million in fiscal year 2005. Electronic journals, new society publications and non-subscription revenue, such as STM reference books, journal backfiles and advertising sales, all contributed to the year-on-year growth.

STM's direct contribution to profit for fiscal year 2005 was up 3% over prior year, reflecting the combined effects of increased revenue and favorable product mix, partially offset by costs associated with new society journals. Contribution margin for the year decreased 180 basis points to 46.7% principally due to increased revenue from new professional society journals and STM reference books. While society journals generate margins that exceed the Company's consolidated margins, they are less than the margins of wholly owned journals.

Globally, the STM business recorded strong growth, up approximately 9% for the full year. Journals and books, in print and online, contributed to year-on-year growth. The global STM book program recorded its sixth consecutive quarter of robust growth, especially in Europe and Asia, resulting in an increase of 12% in fiscal year 2005 over the previous year. It was also a strong year for the electronic major reference work program.

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

Additional digitized journal backfiles were added to Wiley InterScience through the launch of the Cell & Developmental Biology, Analytical Science and Neuroscience collections. The Company announced its ambitious new program to digitize its entire historical journal content, dating back to the 1800s. Wiley's digitization of legacy content is designed to improve the research pathway and ensure content discovery is as seamless and efficient as possible. This initiative is scheduled for completion in 2007.

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


Higher Education:

Dollars in thousands        2005           2004         % change
-------------------------------------------------------------------

Revenue                   $150,905       $152,861          -1%
Direct Contribution        $38,221        $41,749          -8%
Contribution Margin         25.3%          27.3%

Wiley's U.S. Higher Education business closed out a challenging year with revenue of $150.9 million, down 1% from the previous year. The decrease reflected industry-wide price resistance among students and continued softness in engineering, mathematics and computer sciences, and was partially offset by improved sales returns. Higher Education's direct contribution to profit in fiscal year 2005 was down 8% from the previous year and contribution margin decreased 200 basis points to 25.3%, reflecting the top-line results, investments in new products, services and business models, and inventory write-offs.

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

During fiscal year 2005, Higher Education signed a multi-year publishing agreement with the National Geographic Society (NGS), one of the world's foremost research and educational societies. Wiley will create textbooks and digital learning tools that will incorporate maps, photographs, graphics, illustrations and videos from the NGS's vast library. During the first quarter, Wiley renewed and expanded its agreement with Rand McNally & Co. to be the exclusive distributor to the higher education community of their Goode's World Atlas. Other alliances formed during the year include agreements with GlobalSpec to provide search functionality to engineering students through WileyPlus; OuterNet Publishing to co-develop lab manuals for introductory biology textbooks; Tata, a software developer in India, for licensing and selling business simulations; Just Ask! to create customized online solutions for several Wiley textbooks; and Aplia to sell Besanko/Microeconomics 2e along with their software product.

 Europe:

Dollars in thousands         2005          2004      % change     % excluding FX
-----------------------------------------------------------------------------------
Revenue                    $268,857      $238,436       13%             8%
Direct Contribution         $86,226       $74,585       16%            11%
Contribution Margin          32.1%         31.3%

Fiscal year 2005 was a strong year for Wiley's European-based companies, with revenue for the year advancing 13% over the prior year to $268.9 million, or 8% excluding foreign currency effects. Journals and non-subscription revenue, such as STM reference books and advertising sales, contributed to the year-on-year growth. Indigenous and imported P/T titles also performed well. Direct contribution to profit for the year was up 16% over prior year or 11%, excluding foreign currency effects, reflecting top-line growth and favorable product mix.

Wiley's success in Europe was widespread with nearly all business categories growing strongly. Noteworthy performances included the Cochrane Collaboration in evidence-based medicine, the success of the U.K. For Dummies program and the robust performance of the STM book program.

Wiley continues to grow in Europe through an effective combination of organic growth and acquisitions. During the fourth quarter, the Company completed the acquisition of London-based publisher of books and journals for the Nursing, Speech and Language Therapy and Audiology, Psychology and Special Education markets. The acquisition brought to Wiley a distinguished list of professional reference books, peer-reviewed journals and textbooks. Acquisitions completed in fiscal year 2005 also included Microscopy and Analysis, a controlled circulation journal; the life science reference portfolio of the Nature Publishing Group; the book list of Professional Engineering Publishing; the publishing program of the Institute of Mechanical Engineers; and four journals from Henry Stewart Publications.

Wiley signed an agreement during the fourth quarter with the British Library for delivery of Wiley content through their document delivery service. Earlier in the year, the Company extended its publishing partnerships with the Society of Chemical Industry and the Cochrane Collaboration database. Closer collaboration with the American Health Care Journalists Society and the Centre for the Advancement of Health has generated media exposure for the database. Cooperative marketing initiatives with a number of scholarly societies have also been formed to promote other Wiley publications.

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


Asia, Australia, and Canada:

Dollars in thousands         2005          2004      % change     % excluding FX
-----------------------------------------------------------------------------------
Revenue                    $108,649       $98,986       10%             6%
Direct Contribution         $24,868       $22,218       12%             2%
Contribution Margin          22.9%         22.4%

Wiley's revenue in Asia, Australia and Canada was up a combined 10% to $108.6 million, or 6% excluding foreign currency effects. Revenue growth in all regions contributed to the improvement, particularly Asia, which grew 11% for the year. Direct contribution to profit in fiscal year 2005 increased 12% over the previous year, or 2% excluding foreign currency effects. The Canadian and Australian companies purchase certain products from other Wiley locations in U.S. dollars while primarily selling in local currency, thereby contributing to the more favorable results including foreign currency effects.

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



Liquidity and Capital Resources

The Company's cash and cash equivalents balance was $60.8 million at the end of fiscal year 2006, compared with $89.4 million a year earlier. Cash provided by operating activities in fiscal year 2006 was $242.6 million compared with $243.5 million in the prior year.

Net income plus non-cash items improved $43.4 million to $245.3 million and was offset by lower cash provided from working capital. Higher accounts receivable, reflecting higher fourth quarter book sales; increased inventory purchases; and higher income tax payments, net of refunds were partially offset by higher accounts and royalties payable, mainly due to business growth and timing; and higher accrued liabilities.

Pension contributions in fiscal year 2006 were $7.0 million, compared to $16.6 million in the prior year. The Company anticipates making pension contributions in fiscal year 2007 of approximately $15 million. Included within cash flow from deferred subscription revenues is higher journal subscription collections offset by a reduction of deferred revenue reflecting the recognition of the prior year subscription cash collections.

Cash used for investing activities for fiscal year 2006 was $113.6 million compared to $123.8 million in fiscal year 2005. The Company invested $31.4 million in acquisitions of publishing assets and rights compared to $22.5 million in the prior year. The current year acquisitions included the assets of Sybex Inc., a publisher of computer books and software; and InfoPOEM, Inc., a leading provider of evidence-based medicine content; rights to publish the Journal of Dialysis & Transplantation, a controlled circulation renal care journal; and the newsletter publishing division of Manisses Communications Group, a leading publisher of mental health and addiction information.

Marketable Securities of $10 million were sold during the year consisting of shares of variable rate securities issued by closed-end funds.

An increase in cash used for product development was partially offset by lower spending on property, equipment and technology. Additions to property, plant and equipment in fiscal years 2006 and 2005 are principally computer hardware and software to support customer products and improve productivity.

Cash used for financing activities was $157.3 million in fiscal year 2006, as compared to $113.5 million in fiscal year 2005. Cash was used primarily to purchase treasury stock, repay debt and pay dividends to shareholders.

On November 9, 2005, John Wiley and Sons, Inc. entered into a new $300 million revolving credit agreement with Bank of America as Administrative Agent and 14 other lenders. The Company has the option of borrowing at the following floating interest rates: (i) at a rate based on the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging from .37% to .825% depending on the coverage ratio of debt to EBITDA; or (ii) at the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its prime rate; and (iii) LIBOR plus or minus an amount determined through a competitive bidding process among the lenders. The maximum amount outstanding at any time under option (iii) above cannot exceed $25 million. In addition, the Company will pay a facility fee ranging from .08% to .175% on the facility depending on the coverage ratio of debt to EBITDA. The Company has the option to request an increase of up to $100 million in the size of the facility in minimum amounts of $25 million. The credit agreement contains certain restrictive covenants similar to those in the Company's prior credit agreements related to an interest coverage ratio, funded debt levels, and restricted payments, including a limit on dividends paid and share repurchases. The credit agreement will terminate on November 9, 2010. As of April 30, 2006, $150.0 million was outstanding under the new agreement.

Simultaneous with the execution of this agreement, the Company terminated its previous credit agreement and paid in full the amounts outstanding under that agreement by utilizing funds from the new facility. In connection with the early termination of the credit agreement the Company wrote-off $0.5 million of unamortized origination fees in the third quarter.

Borrowings this period, including those under the new credit agreement were $303.8 million while payments, including the paydown of the prior revolving credit and term loan facility were $336.3 million. Included in this activity is $50.0 million of borrowings under its former revolving credit facility to repay $50.0 million of the former outstanding term loan facility in advance of the scheduled due date. During fiscal 2005 the Company's European subsidiaries entered into a multicurrency revolving credit facility under which $46 million was borrowed during fiscal 2005.

Current year financing activities included the continuation of the Company's stock repurchase program as approximately 2,787,000 shares were repurchased at an average price of approximately $39.06. On February 4, 2005, the Company repurchased one million shares of its Class A stock at a price of $32.45 per share from several entities associated with the Bass group of Fort Worth, Texas. The transaction was paid out of existing cash balances.

The Company paid quarterly dividends of $0.09 per share versus $0.075 per share in the prior year. Under the current share repurchase program approved by the Company's Board of Directors in June of 2005, the Company has authorization to purchase up to approximately 2.1 million additional shares of its Class A Common Stock as of April 30, 2006.

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

Working capital at April 30, 2006 was negative $35.8 million. Working capital is negative as a result of including, in current liabilities, deferred revenue related to journal subscriptions for which cash has been received. This deferred revenue will be recognized into income as the journals are shipped or made available online to the customers over the term of the subscription. Current liabilities as of April 30, 2006 include $143.9 million of such deferred subscription revenue.

The Company has adequate cash and cash equivalents available, as well as short-term lines of credit to finance its short-term seasonal working capital requirements. The Company does not have any off-balance-sheet debt.

Projected product development and property, equipment and technology capital spending for fiscal year 2007 is forecast to be approximately $75 million and $35 million, respectively. These investments will be funded primarily from internal cash generation, the liquidation of cash equivalents, and the use of short-term lines of credit.

A summary of contractual obligations and commercial commitments as of April 30, 2006 is as follows:

Dollars in millions                       Payments due by period
-------------------------------------------------------------------------------
Contractual                               Within     2-3      4-5      After 5
Obligations                     Total     Year 1    Years    Years      Years
-------------------------------------------------------------------------------
Total debt                     $160.5     $  -      $10.5   $150.0   $  -
Non cancelable Leases           195.6      27.4      50.8     41.7    75.7
Minimum royalty obligations      51.6       7.9      15.7     12.7    15.3
Other long term commitments      10.3       5.1       5.2       -       -
                             --------------------------------------------------
Total                          $418.0     $40.4     $82.2   $204.4   $91.0
                             --------------------------------------------------

Market Risk
-----------

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

Interest Rates:

The Company had $160.5 million of variable rate loans outstanding at April 30, 2006, which approximated fair value. The Company did not use any derivative financial investments to manage this exposure. A hypothetical 1% change in interest rates for this variable rate debt would affect net income and cash flow by approximately $1.1 million.

Foreign Exchange Rates:

The Company is exposed to foreign exchange movements primarily in sterling, euros, Canadian and Australian dollars, and certain Asian currencies. Under certain circumstances, the Company may enter into derivative financial instruments in the form of foreign currency forward contracts as a hedge against specific transactions, including inter-company purchases. The Company does not use derivative financial instruments for trading or speculative purposes.

During the first quarter of fiscal year 2004 the Company entered into derivative contracts to hedge potential foreign currency volatility on a portion of fiscal year 2004 inventory purchases in Australia and Canada. The contracts were designated as cash flow hedges. All of the derivative foreign exchange contracts settled during fiscal year 2004 resulting in a pretax loss of approximately $300,000, which was recognized in cost of sales as the related inventory was sold. The Company did not enter into any other derivative contracts.

Credit Risk:

The Company's business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 7% of total consolidated revenue, the top 10 book customers account for approximately 25% of total consolidated revenue and approximately 46% of total gross trade accounts receivable at April 30, 2006.

In the journal publishing business, subscriptions are primarily sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agents and is remitted to the journal publisher, including the Company, generally prior to the commencement of the subscriptions. Although at fiscal year-end the Company had minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 17% of total consolidated revenue and no one agent accounts for more than 7% of total consolidated revenue. Insurance for these accounts is not commercially feasible and/or available.



Critical Accounting Policies
----------------------------

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


Financial Reporting Release No. 60, released by the Securities and Exchange Commission, requires all companies to discuss critical accounting policies or methods used in the preparation of financial statements. Note 2 of the " Notes to Consolidated Financial Statements" includes a summary of the significant accounting policies and methods used in preparation of our Consolidated Financial Statements. Set forth below is a discussion of the Company's more critical accounting policies and methods.

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

Allowance for Doubtful Accounts: The estimated allowance for doubtful accounts is based on a review of the aging of the accounts receivable balances, the historical write-off experience, and a credit evaluation of the customer. A change in the evaluation of a customer's credit could affect the estimated allowance. The allowance for doubtful accounts is shown as a reduction of accounts receivable in the accompanying consolidated balance sheets and amounted to $6.6 million and $7.3 million at April 30, 2006 and 2005, respectively.

Sales Return Reserve: The estimated allowance for sales returns is based on a review of the historical return patterns associated with the various sales outlets, as well as current market trends in the businesses in which we operate. Sales return reserves, net of estimated inventory and royalty costs, are reported as a reduction of accounts receivable in the Consolidated Statement of Financial Position and amounted to $55.8 million and $56.7 million at April 30, 2006 and 2005, respectively. A one percent change in the estimated sales return rate could affect net income by approximately $3.7 million. A change in the pattern or trends in returns could affect the estimated allowance.

Reserve for Inventory Obsolescence: Inventories are carried at cost or market whichever is lower. A reserve for inventory obsolescence is estimated based on a review of damaged, obsolete, or otherwise unsaleable inventory. The review encompasses historical unit sales trends by title; current market conditions, including estimates of customer demand; and publication revision cycles. A change in sales trends could affect the estimated reserve. The inventory obsolescence reserve is reported as a reduction of the inventory balance in the Consolidated Statement of Financial Position and amounted to $30.7 million and $24.2 million as of April 30, 2006 and 2005, respectively.

Allocation of  Acquisition  Purchase  Price to Assets  Acquired and  Liabilities
Assumed: In connection with acquisitions, the Company allocates the cost of the acquisition to the assets acquired and the liabilities assumed based on estimates of the fair value of such items including goodwill and other intangible assets. Such estimates include expected cash flows to be generated by those assets and the expected useful lives based on historical experience, current market trends, and synergies to be achieved from the acquisition and expected tax basis of assets acquired. For major acquisitions, the Company uses independent appraisers to confirm the reasonableness of such estimates.

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

Impairment of Long-Lived Assets: Depreciable and amortizable assets are only evaluated for impairment upon a significant change in the operating or macroeconomic environment. In these circumstances, if an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value based on discounted future cash flow.



Recent Accounting Standards

In December 2004, the FASB issued Statement No. 123 (revised 2004) ("SFAS 123R") "Share-Based Payments." SFAS 123R will require the Company to measure the cost of all employee stock-based compensation awards based on the grant-date-fair-value and to record that cost as compensation expense over the period during which the employee is required to perform service under the terms of the award. The statement requires that the unvested portion of all outstanding awards upon adoption be recognized using the fair value and the attribution methodologies previously determined under SFAS 123. The statement eliminates the alternative method of accounting for the employee share-based payments previously available under Accounting Principles Board Opinion No. 25.

In November 2005, the FASB issued FASB Staff Position (FSP) 123R-3, Transition Election Related to Accounting for the Tax effects of Share-Based Payment Awards, which provides an optional short cut method for calculating the historical pool of tax benefits upon adoption of FAS 123R. The Company will adopt FAS 123R, and the FSP beginning in the Company's first quarter of fiscal year 2007. The company will continue to use the Black-Scholes valuation method and will apply the modified prospective method. The magnitude of the impact of adoption of SFAS 123R cannot be predicted at this time, as it will depend on the levels of share-based incentive awards granted in the future. However, had the Company adopted SFAS 123R in prior periods, the pro forma impact of that standard would have approximated the impact of SFAS 123 as described in the "Stock-Based Compensation" section of Note 2.

There have been no other new accounting pronouncements issued during fiscal year 2006 that have had, or are expected to have, a material impact on our consolidated financial statements.



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

Results by Quarter (Unaudited)

Dollars in millions except per share data

                                                2006                2005
--------------------------------------------------------------------------------
Revenue
  First Quarter                               $236.7              $226.9
  Second Quarter                               262.7               247.1
  Third Quarter                                278.2               258.4
  Fourth Quarter                               266.6               241.6
--------------------------------------------------------------------------------
  Fiscal Year                               $1,044.2              $974.0
--------------------------------------------------------------------------------
Operating Income
  First Quarter                                $32.2               $30.8
  Second Quarter                                43.5                40.1
  Third Quarter                                 54.1                50.4
  Fourth Quarter                                22.9                20.1
--------------------------------------------------------------------------------
  Fiscal Year                                 $152.7              $141.4
--------------------------------------------------------------------------------
Net Income
  First Quarter (a)                            $27.9               $19.9
  Second Quarter                                27.0                26.5
  Third Quarter (b)                             40.9                32.8
  Fourth Quarter (a)                            14.5                 4.6
--------------------------------------------------------------------------------
  Fiscal Year (a) (b)                         $110.3               $83.8
--------------------------------------------------------------------------------

Income Per Share          Diluted       Basic      Diluted      Basic
                        --------------------------------------------------------
  First Quarter (a)       $0.46        $0.47       $.32          $.32
  Second Quarter           0.45         0.46        .42           .43
  Third Quarter (b)        0.69         0.71        .53           .54
  Fourth Quarter (a)       0.25         0.25        .08           .08
  Fiscal Year (a)(b)       1.85         1.90       1.35          1.38
----------------------- ------------- ---------- ------------ ----------

(a) In the fourth quarter of fiscal year 2005, the Company elected to repatriate approximately $94 million of dividends from its European subsidiaries under the American Jobs Creation Act of 2004, which became law on October 2004. The law provided for a favorable one-time tax rate on dividends from foreign subsidiaries. The tax accrued on the dividend in the fourth quarter of fiscal year 2005 was approximately $7.5 million, or $0.12 per diluted share. Pursuant to guidance issued by the Internal Revenue Service in May 2005, the Company recorded a tax benefit in the first quarter of fiscal year 2006 reversing the accrued tax recorded in the previous year. Neither the first quarter fiscal year 2006 tax benefit nor the corresponding fourth quarter fiscal year 2005 tax accrual had a cash impact on the Company.

(b) In the third quarter of fiscal year 2006, the Company recognized a net tax benefit of $6.8 million, or $0.11 per diluted share, related to the settlement of certain matters with tax authorities.

Quarterly Share Prices, Dividends, and Related Stockholder Matters

The Company's Class A and Class B shares are listed on the New York Stock Exchange under the symbols JWa and JWb, respectively. Dividends per share and the market price range by fiscal quarter for the past two fiscal years were as follows:

                          Class A Common Stock           Class B Common Stock
                     ----------------------------------------------------------------
                                    Market Price                    Market Price
                                   --------------                 ----------------
                      Dividends    High       Low    Dividends    High         Low
-------------------------------------------------------------------------------------

2006
First Quarter            $.090   $43.30     $35.65     $.090     $43.09      $35.85
Second Quarter            .090    45.23      36.69      .090      45.10       37.50
Third Quarter             .090    41.33      37.50      .090      41.01       37.82
Fourth Quarter            .090    39.63      35.83      .090      39.25       36.01
-------------------------------------------------------------------------------------
2005
First Quarter            $.075   $33.50     $28.80     $.075     $33.30      $28.95
Second Quarter            .075    33.38      30.82      .075      33.30       31.15
Third Quarter             .075    35.58      32.07      .075      35.75       32.20
Fourth Quarter            .075    36.99      33.30      .075      37.00       33.45

As of April 30, 2006, the approximate number of holders of the Company's Class A and Class B Common Stock were 1,182 and 128 respectively, based on the holders of record and other information available to the Company.

During the fourth quarter ending on April 30, 2006 the Company purchased the following Common Stock under its stock repurchase program. The program was approved by the Company's Board of Directors and publicly announced in June 2005.

               Number of            Average                 Maximum Shares Yet
Month           Shares            Price Paid                 to be Purchased
               Purchased           Per Share             Under the Repurchase Plan
--------------------------------------------------------------------------------
February       261,700             $38.64                    2,541,230
March          241,500             $37.97                    2,299,730
April          189,000             $37.23                    2,110,730
--------------------------------------------------------------------------------
  Total        692,200             $38.02

The Company's credit agreement contains certain restrictive covenants related to the payment of dividends and share repurchases. Under the most restrictive covenant, approximately $425.0 million was available for such restricted payments. Subject to the foregoing, the Board of Directors considers quarterly the payment of cash dividends based upon its review of earnings, the financial position of the Company, and other relevant factors.

                                                                          Selected Financial Data

                                                                        For the years ended April 30
                               -----------------------------------------------------------------------------------------------------
Dollars in thousands
(except per share data)             2006                    2005             2004              2003                2002
------------------------------------------------------------------------------------------------------------------------------------
Revenue                         $1,044,185                $974,048         $922,962          $853,971            $734,396
Operating Income                   152,679                 141,381          129,379           120,261  (a)         87,763 (a)(b)
Net Income                         110,328  (c)(d)          83,841 (c)       88,840 (e)        87,275  (a)(f)      57,316 (a)(b)
Working Capital (g)                (35,801)                 (2,393)          17,641           (60,814)            (66,915)
Total Assets                     1,026,009               1,032,569          998,946           972,240             896,145
Long-Term Debt                     160,496                 196,214          200,000           200,000             235,000
Shareholders' Equity               401,840                 396,574          415,064           344,004             276,650
------------------------------------------------------------------------------------------------------------------------------------

Per Share Data

Income Per Share
     Diluted                        $1.85   (c)(d)          $1.35  (c)       $1.41  (e)        $1.38  (a)(f)        $.91  (a)(b)
     Basic                          $1.90   (c)(d)           1.38  (c)        1.44  (e)         1.42  (a)(f)         .94  (a)(b)


Cash Dividends
     Class A Common                   .36                     .30              .26               .20                 .18
     Class B Common                   .36                     .30              .26               .20                 .18

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

(c) In the fourth quarter of fiscal year 2005, the Company elected to repatriate approximately $94 million of dividends from its European subsidiaries under the American Jobs Creation Act of 2004, which became law on October 2004. The law provided for a favorable one-time tax rate on dividends from foreign subsidiaries. The tax accrued on the dividend in the fourth quarter of fiscal year 2005 was approximately $7.5 million, or $0.12 per diluted share. Pursuant to guidance issued by the Internal Revenue Service in May 2005, the Company recorded a tax benefit in the first quarter of fiscal year 2006 reversing the accrued tax recorded in the previous year. Neither the first quarter fiscal year 2006 tax benefit nor the corresponding fourth quarter fiscal year 2005 tax accrual had a cash impact on the Company.

(d) In the third quarter of fiscal year 2006, the Company recognized a net tax benefit of $6.8 million, or $0.11 per diluted share, related to the favorable resolution of certain matters with tax authorities.

(e) In fiscal year 2004, the Company recognized a net tax benefit of $3.0 million, or $0.05 per diluted share, related to the favorable resolution of certain state and federal tax matters, and an adjustment to accrued foreign taxes.

(f) Fiscal year 2003 includes a one-time tax benefit of $12.0 million, or $0.19 per diluted share, relating to an increase in the tax-deductible net asset basis of a European subsidiary's assets.

(g) Working capital is reduced or negative as a result of including in current liabilities the deferred revenue related to journal subscriptions for which the cash has been received. The deferred revenue will be recognized into income as the journals are shipped or made available online to the customers over the term of the subscription.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). Based on our evaluation under the framework in Internal Control - Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of April 30, 2006.

Our management's assessment of the effectiveness of our internal control over financial reporting as of April 30, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

June 28, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors and Shareholders of John Wiley & Sons, Inc.:

We have audited the accompanying consolidated statements of financial position of John Wiley & Sons, Inc. (the "Company") and subsidiaries as of April 30, 2006 and 2005, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule (as listed in the index to Item 8). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of John Wiley & Sons, Inc. and subsidiaries as of April 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 28, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.



/s/  KPMG LLP
New York, New York

June 28, 2006

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                    INTERNAL CONTROL OVER FINANCIAL REPORTING


The Board of Directors and Stockholders
John Wiley & Sons, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting that John Wiley and Sons, Inc. (the "Company") and subsidiaries maintained effective internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of April 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of the Company as of April 30, 2006 and 2005, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2006, and our report dated June 28, 2006 expressed an unqualified opinion on those consolidated financial statements.



/s/  KPMG LLP
New York, New York

June 28, 2006

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

John Wiley & Sons, Inc., and Subsidiaries                                                        April 30
                                                                                ----------------------------------------------------
Dollars in thousands                                                                   2006                   2005
------------------------------------------------------------------------------------------------------------------------------------

Assets
Current Assets
          Cash and cash equivalents                                             $      60,757          $      89,401
          Marketable securities                                                          -                    10,000
          Accounts receivable                                                         158,275                137,787
          Inventories                                                                  88,578                 83,372
          Deferred income tax benefits                                                  5,536                  5,921
          Prepaid and other                                                            13,162                 12,437
                                                                                ----------------------------------------------------
          Total Current Assets                                                        326,308                338,918
------------------------------------------------------------------------------------------------------------------------------------
Product Development Assets                                                             65,641                 61,511
Property, Equipment and Technology                                                    102,123                115,383
Intangible Assets                                                                     302,384                291,041
Goodwill                                                                              198,416                195,563
Deferred Income Tax Benefits                                                            3,809                  4,285
Other Assets                                                                           27,328                 25,868
                                                                                ----------------------------------------------------
Total Assets                                                                    $   1,026,009          $   1,032,569
                                                                                ====================================================

Liabilities and Shareholders' Equity
Current Liabilities
          Accounts and royalties payable                                               97,231                 70,958
          Deferred subscription revenue                                               143,923                142,766
          Accrued income taxes                                                         24,226                 36,376
          Accrued pension liability                                                     6,074                  6,229
          Other accrued liabilities                                                    90,655                 84,982
                                                                                ----------------------------------------------------
          Total Current Liabilities                                                   362,109                341,311
                                                                                ----------------------------------------------------
Long-Term Debt                                                                        160,496                196,214
Accrued Pension Liability                                                              56,068                 62,116
Other Long-Term Liabilities                                                            35,627                 34,652
Deferred Income Taxes                                                                   9,869                  1,702
Shareholders' Equity
          Preferred Stock, $1 par value: Authorized - 2 million, Issued - zero           -                      -
          Class A Common Stock, $1 par value: Authorized - 180 million,
                   Issued - 69,034,423 and 68,983,503                                  69,035                 68,984
          Class B Common Stock, $1 par value:  Authorized - 72 million,
                   Issued - 14,155,839 and 14,206,759                                  14,156                 14,207
          Additional paid-in capital                                                   69,587                 55,478
          Retained earnings                                                           596,474                507,249
          Accumulated other comprehensive gain (loss):
                   Foreign currency translation adjustment                             25,740                 28,531
                   Minimum liability pension adjustment                               (18,071)               (26,549)
                   Unearned deferred compensation                                      (3,512)                (3,074)
                                                                                ----------------------------------------------------
                                                                                      753,409                644,826
Less Treasury Shares At Cost (Class A - 22,142,176 and 20,374,692;
                   Class B - 3,902,576 and 3,484,096)                                (351,569)              (248,252)
                                                                                ----------------------------------------------------
Total Shareholders' Equity                                                            401,840                396,574
                                                                                ----------------------------------------------------
Total Liabilities and Shareholders' Equity                                      $   1,026,009          $   1,032,569
                                                                                ====================================================

The accompanying notes are an integral part of the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME

John Wiley & Sons, Inc., and Subsidiaries                                                  For the years ended April 30
                                                                                ----------------------------------------------------
Dollars in thousands except per share data                                        2006                 2005                 2004
------------------------------------------------------------------------------------------------------------------------------------
Revenue                                                                       $1,044,185             $974,048             $922,962

Costs and Expenses
      Cost of sales                                                              342,314              325,061              308,905
      Operating and administrative expenses                                      535,694              496,726              474,902
      Amortization of intangibles                                                 13,498               10,880                9,776
                                                                                ----------------------------------------------------
      Total Costs and Expenses                                                   891,506              832,667              793,583
                                                                                ----------------------------------------------------

Operating Income                                                                 152,679              141,381              129,379

      Interest Income and Other, Net                                               1,125                1,505                  890
      Interest Expense                                                            (9,960)              (7,223)              (5,159)
                                                                                ----------------------------------------------------
Net Interest Expense and Other                                                    (8,835)              (5,718)              (4,269)
                                                                                ----------------------------------------------------

Income Before Taxes                                                              143,844              135,663              125,110
Provision for Income Taxes                                                        33,516               51,822               36,270
                                                                                ----------------------------------------------------
Net Income                                                                      $110,328              $83,841              $88,840
                                                                                ====================================================

Income Per Share
      Diluted                                                                     $1.85                $1.35                $1.41
      Basic                                                                       $1.90                $1.38                $1.44

Cash Dividends Per Share
      Class A Common                                                              $0.36                $0.30                $0.26
      Class B Common                                                              $0.36                $0.30                $0.26

Average Shares
      Diluted                                                                     59,792               62,093               63,226
      Basic                                                                       58,071               60,721               61,771

The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

John Wiley & Sons, Inc., and Subsidiaries                                                   For the years ended April 30
                                                                                ----------------------------------------------------
Dollars in thousands                                                                     2006           2005           2004
------------------------------------------------------------------------------------------------------------------------------------

Operating Activities
--------------------
Net Income                                                                        $     110,328   $     83,841   $     88,840
Noncash Items
         Amortization of intangibles                                                     13,498         10,880          9,776
         Amortization of composition costs                                               36,473         36,026         31,852
         Depreciation of property, equipment and technology                              32,031         31,447         29,739
         Reserves for returns, doubtful accounts, and obsolescence                       12,961          1,250          9,012
         Deferred income taxes                                                            5,009         17,283         26,685
         Pension expense, net of contributions                                            8,429         (3,914)        (8,603)
         Earned Royalty Advances and Other                                                26,545         25,036         23,518
Changes in Operating Assets and Liabilities, excluding acquisitions
         Decrease (increase) in accounts receivable                                     (20,519)        (3,072)       (17,339)
         Decrease (increase) in net taxes payable                                        (5,830)        21,362         (3,795)
         Decrease (increase) in inventories                                             (12,111)         3,994            788
         Increase (decrease) in deferred subscription revenues                              390         14,044          8,077
         Increase (decrease) in other accrued liabilities                                10,130          5,493         12,834
         Increase (decrease) in accounts and royalties payable                           26,443            883         (4,546)
         Net change in other operating assets and liabilities                            (1,135)        (1,067)         5,374
                                                                                ----------------------------------------------------
         Cash Provided by Operating Activities                                          242,642        243,486        212,212
                                                                                ----------------------------------------------------
Investing Activities
--------------------
         Additions to product development assets                                        (70,921)       (64,407)       (59,426)
         Additions to property, equipment and technology                                (21,355)       (26,826)       (29,222)
         Acquisition of publishing assets and rights                                    (31,354)       (22,527)        (3,070)
         Purchase of marketable securities                                                  -          (15,203)          -
         Sale of marketable securities                                                   10,000          5,203           -
                                                                                ----------------------------------------------------
         Cash Used for Investing Activities                                            (113,630)      (123,760)       (91,718)
                                                                                ----------------------------------------------------
Financing Activities
--------------------
         Repayment of long-term debt                                                   (336,298)       (50,000)       (35,000)
         Borrowings of long-term debt                                                   303,754         45,992         -
         Purchase of treasury stock                                                    (108,867)       (94,786)       (26,126)
         Cash dividends                                                                 (21,103)       (18,125)       (16,270)
         Proceeds from exercise of stock options and other                                5,173          3,444          4,958
                                                                                ----------------------------------------------------
         Cash Used for Financing Activities                                            (157,341)      (113,475)       (72,438)
                                                                                ----------------------------------------------------
         Effects of Exchange Rate Changes on Cash                                          (315)         1,123            730
                                                                                ----------------------------------------------------
Cash and Cash Equivalents
         Increase (decrease) for year                                                   (28,644)         7,374         48,786
         Balance at beginning of year                                                    89,401         82,027         33,241
                                                                                ----------------------------------------------------
         Balance at end of year                                                   $      60,757   $     89,401   $     82,027
                                                                                ====================================================
Cash Paid During the Year for
         Interest                                                                 $       8,001   $      5,611   $      4,620
         Income taxes, net                                                        $      33,829   $     12,094   $     11,801

The accompanying notes are an integral part of the consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                                                                                                               Accumulated
                                                                                                    Unearned   Other Comp-   Total
                                                Common    Common   Additional                       Deferred    rehensive    Share-
John Wiley & Sons, Inc., and Subsidiaries        Stock    Stock     Paid-in   Retained   Treasury     Comp-      Income     holder's
Dollars in thousands                            Class A   Class B   Capital   Earnings     Stock     ensation    (Loss)      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 1, 2003                         $ 68,150  $ 15,041  $ 34,103  $ 368,963  $ (133,799)   $(1,283)  $ (7,171) $ 344,004

Shares Issued Under Employee Benefit Plans                            4,203                  1,371                            5,574
Purchase of Treasury Shares                                                                (26,126)                         (26,126)
Exercise of Stock Options, Including Taxes                            7,581                  2,945                           10,526
Class A Common Stock Dividends Declared                                        (13,318)                                     (13,318)
Class B Common Stock Dividends Declared                                         (2,952)                                      (2,952)
Other                                               315    (316)                                         (851)                 (852)
Comprehensive Income:
     Net income                                                                 88,840                                       88,840
     Foreign currency translation adjustments                                                                      7,989      7,989
     Minimum liability pension adjustment,
     net of a $741 tax charge                                                                                      1,379      1,379
                                                                                                                           ---------
Total Comprehensive Income                                                                                                   98,208

                                                ------------------------------------------------------------------------------------
Balance at May 1, 2004                         $ 68,465  $ 14,725  $ 45,887  $ 441,533  $ (155,609)   $(2,134)   $ 2,197  $ 415,064

Shares Issued Under Employee Benefit Plans                            5,753                  1,353                            7,106
Purchase of Treasury Shares                                                                (94,786)                         (94,786)
Exercise of Stock Options, Including Taxes                            3,838                    790                            4,628
Class A Common Stock Dividends Declared                                        (14,938)                                     (14,938)
Class B Common Stock Dividends Declared                                         (3,187)                                      (3,187)
Other                                               519    (518)                                         (940)                 (939)
Comprehensive Income:
     Net income                                                                 83,841                                       83,841
     Foreign currency translation adjustments                                                                     10,408     10,408
     Minimum liability pension adjustment,
     net of a $5,770 tax benefit                                                                                 (10,623)   (10,623)
                                                                                                                           ---------
Total Comprehensive Income                                                                                                   83,626

                                                ------------------------------------------------------------------------------------
Balance at May 1, 2005                         $ 68,984  $ 14,207  $ 55,478  $ 507,249  $ (248,252)   $(3,074)   $ 1,982  $ 396,574

Shares Issued Under Employee Benefit Plans                            6,795                  2,348                            9,143
Purchase of Treasury Shares                                                               (108,867)                        (108,867)
Exercise of Stock Options, Including Taxes                            7,314                  3,202                           10,516
Class A Common Stock Dividends Declared                                        (17,252)                                     (17,252)
Class B Common Stock Dividends Declared                                         (3,851)                                      (3,851)
Other                                                51      (51)                                        (438)                 (438)
Comprehensive Income:
     Net income                                                                110,328                                      110,328
     Foreign currency translation adjustments                                                                     (2,791)    (2,791)
     Minimum liability pension adjustment,
     net of a $5,547 tax charge                                                                                    8,478      8,478
                                                                                                                           ---------
Total Comprehensive Income                                                                                                  116,015
                                               -------------------------------------------------------------------------------------
Balance at April 30, 2006                      $ 69,035  $ 14,156  $ 69,587  $ 596,474  $ (351,569)   $(3,512)   $ 7,669  $ 401,840
                                               =====================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 - Description of Business

The Company, founded in 1807, was incorporated in the state of New York on January 15, 1904. (As used herein the term "Company" means John Wiley & Sons, Inc., and its subsidiaries and affiliated companies, unless the context indicates otherwise).

The Company is a global publisher of print and electronic products, providing content to customers worldwide. Core businesses include professional and consumer books and subscription products; scientific, technical, and medical journals, encyclopedias, books, and online products; and educational materials for undergraduate and graduate students and lifelong learners. The Company has publishing, marketing, and distribution centers in the United States, Canada, Europe, Asia, and Australia.


Note 2 - Summary of Significant Accounting Policies

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

Allowance for Doubtful Accounts: The estimated allowance for doubtful accounts is based on a review of the aging of the accounts receivable balances, the historical write-off experience, and a credit evaluation of a customer. A change in the evaluation of a customer's credit could affect the estimated allowance. The allowance for doubtful accounts is shown as a reduction of accounts receivable in the accompanying consolidated balance sheets and amounted to $6.6 million and $7.3 million at April 30, 2006 and 2005, respectively.

Sales Return Reserves: The process which the Company uses to determine its sales returns and the related reserve provision charged against revenue is based on applying an estimated return rate to current year sales. This rate is based upon an analysis of actual historical return experience in the various markets and geographic regions in which the Company does business. The Company collects, maintains and analyzes significant amounts of sales returns data for large volumes of homogeneous transactions. This allows the Company to make reasonable estimates of the amount of future returns.

All available data is utilized to identify the returns by market and as to which fiscal year the sales returns apply. This enables management to track the returns in detail and identify and react to trends occurring in the marketplace, with the objective of being able to make the most informed judgments possible in setting reserve rates. Sales return reserves, net of estimated inventory and royalty costs, are reported as a reduction of accounts receivable in the Consolidated Statement of Financial Position and amounted to $55.8 million and $56.7 million at April 30, 2006 and 2005, respectively.

Reserve for Inventory Obsolescence: Inventories are carried at cost or market, whichever is lower. A reserve for inventory obsolescence is estimated based on a review of damaged, obsolete, or otherwise unsaleable inventory. The review encompasses historical unit sales trends by title; current market conditions, including estimates of customer demand; and publication revision cycles. The inventory obsolescence reserve is reported as a reduction of the inventory balance in the Consolidated Statement of Financial Position and amounted to $30.7 million and $24.2 million as of April 30, 2006 and 2005, respectively.

Allocation of  Acquisition  Purchase  Price to Assets  Acquired and  Liabilities
Assumed: In connection with acquisitions, the Company allocates the cost of the acquisition to the assets acquired and the liabilities assumed based on estimates of the fair value of such items including goodwill and other intangible assets. Such estimates include expected cash flows to be generated by those assets and the expected useful lives based on historical experience, current market trends, and synergies to be achieved from the acquisition and expected tax basis of assets acquired. For major acquisitions, the Company may use an independent appraiser to confirm the reasonableness of such estimates.

Inventories: Inventories are stated at cost or market, whichever is lower. U.S. book inventories aggregating $67.0 million and $62.1 million at April 30, 2006 and 2005, respectively, are valued using the last-in, first-out (LIFO) method. All other inventories are valued using the first-in, first-out (FIFO) method.

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

Costs incurred for computer software developed or obtained for internal use are capitalized during the application development stage and expensed as incurred during the preliminary project and post-implementation stages. Costs incurred during the application development stage include costs of materials and services, and payroll and payroll-related costs for employees who are directly associated with the software project. Such costs are amortized over the expected useful life of the related software generally 3 to 5 years. Maintenance, training, and upgrade costs that do not result in additional functionality, are expensed as incurred.

Buildings, leasehold improvements, and capital leases are amortized over the lesser of the estimated useful lives of the assets up to 40 years, or over the duration of the lease, using the straight-line method. Furniture and fixtures are depreciated principally on the straight-line method over estimated useful lives ranging from 3 to 10 years. Computer equipment is amortized on a straight-line basis over estimated useful lives ranging from 3 to 5 years.

Goodwill and Other Intangible Assets: Goodwill is the excess of the purchase price paid over the fair value of the net assets of the business acquired. Other intangible assets principally consist of brands, trademarks, acquired publication rights and non-compete agreements. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed at least annually for impairment, or more often if events or circumstances occur that would more likely than not reduce the fair market value of a reporting unit below its' carrying amount. The Company evaluates the recoverability of indefinite lived intangible assets by comparing the fair value of the intangible asset to the carrying value. For goodwill impairment, the Company uses a two-step impairment test approach at the reporting unit level. In the first step the fair value for the reporting unit is compared to its book value including goodwill. In the case that the fair value of the reporting unit is less than the book value, a second step is performed which compares the implied fair value of the reporting unit's goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting units and the net fair values of the identifiable assets and liabilities of such reporting units. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment.

Finite-lived intangible assets are amortized over their useful lives. Management evaluates the estimated life of acquired publication rights (APR), trademarks and brands based upon SFAS 142. The most significant factor in determining the life of these intangibles is the history and longevity of the brands, trademarks or titles acquired, combined with strong cash flows. Acquired publishing rights that have an indefinite life are typically characterized by intellectual property with a long and well-established revenue stream resulting from strong and well-established imprint/brand recognition in the market. Acquired publication rights, trademarks and brands with definitive lives are amortized on a straight-line basis over periods ranging from 5 to 30 years. Non-compete agreements are amortized over the terms of the individual agreement.

Impairment of Long-Lived Assets: Depreciable and amortizable assets are only evaluated for impairment upon a significant change in the operating or macroeconomic environment. In these circumstances, if an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value based on discounted future cash flows.

Derivative Financial Instruments - Foreign Exchange Contracts: The Company, from time to time, enters into forward exchange contracts as a hedge against foreign currency asset and liability commitments, and anticipated transaction exposures. The Company accounts for its derivative instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Accordingly, all derivatives are recognized as assets or liabilities and measured at fair value. Derivatives that are not determined to be effective hedges are adjusted to fair value with a corresponding effect on earnings. The Company does not use financial instruments for trading or speculative purposes.

During the first quarter of fiscal year 2004 the Company entered into derivative contracts to hedge potential foreign currency volatility on a portion of fiscal year 2004 inventory purchases. The contracts were designated as cash flow hedges and were considered by management to be highly effective. All of the derivative foreign exchange contracts settled during fiscal year 2004 resulted in a loss of approximately $300,000, which was recognized in cost of sales as the related inventory was sold. The Company did not enter into any other derivative contracts.

Foreign Currency Gains/Losses: The Company translates the results of operations of its international subsidiaries using average exchange rates during each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. Currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity.

Included in operating and administrative expenses were net foreign exchange transaction losses/(gains) of approximately $0.2 million, $(1.8) million, and $1.4 million in fiscal years 2006, 2005, and 2004, respectively.

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

The fair value of the awards was estimated at the date of grant using the Black Scholes option-pricing model. The per share value of options granted in connection with the Company's stock option plans has been estimated with the following weighted average assumptions:

                                                     2006       2005       2004
--------------------------------------------------------------------------------
Expected Life of Options (Years)                      8.0        8.1        8.1

Risk-Free Interest Rate                               3.9%       4.5%       2.9%

Volatility                                           27.1%      26.2%      30.7%

Dividend Yield                                        0.9%       0.9%       1.0%

Per share fair value of option granted              $13.61     $11.00      $8.97

For purposes of the following pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information under SFAS No. 123 and SFAS No. 148 was as follows:

                                                     2006       2005       2004
                                                --------------------------------
Net Income as Reported                             $110,328    $83,841   $88,840

Stock-Based Compensation, Net of Tax,
Included in the Determination of Net Income as Reported:

          Restricted stock plans                      4,558      3,575     2,642

          Director stock plan                           296         57        42

Stock-Based Compensation Costs, Net of Tax,
that would have been included in the
determination of net income had the
fair value-based method been applied                (10,942)    (8,991)   (7,145)
                                                --------------------------------
Pro Forma Net Income                               $104,240    $78,482   $84,379
                                                ================================

Reported Earnings Per Share                          $1.85      $1.35     $1.41
         Diluted
         Basic                                       $1.90      $1.38     $1.44
Pro Forma Earnings Per Share
         Diluted                                     $1.74      $1.26     $1.34
         Basic                                       $1.80      $1.29     $1.37

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

Cash Equivalents: Cash equivalents consist of highly liquid investments that mature within three months or less and are stated at cost plus accrued interest, which approximates market value.

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

The statement requires that the unvested portion of all outstanding awards upon adoption be recognized using the fair value and the attribution methodologies previously determined under SFAS 123. The statement eliminates the alternative method of accounting for the employee share-based payments previously available under Accounting Principles Board Opinion No. 25.

In November 2005, the FASB issued FASB Staff Position (FSP) 123R-3, Transition Election Related to Accounting for the Tax effects of Share-Based Payment Awards, which provides an optional short cut method for calculating the historical pool of tax benefits upon adoption of FAS 123R. The Company will adopt FAS 123R, and the FSP beginning in the Company's first quarter of fiscal year 2007. The Company will continue to use the Black-Scholes valuation method and will apply the modified prospective method. The magnitude of the impact of adoption of SFAS 123R cannot be predicted at this time, as it will depend on the levels of share-based incentive awards granted in the future. However, had the Company adopted SFAS 123R in prior periods, the pro forma impact of that standard would have approximated the impact of SFAS 123 as described in the "Stock-Based Compensation" section of Note 2.

There have been no other new accounting pronouncements issued during fiscal year 2006 that have had, or are expected to have, a material impact on the Company's consolidated financial statements.


Note 3 - Income Per Share

A reconciliation of the shares used in the computation of net income per share for the years ended April 30 follows:

In thousands                                                   2006        2005        2004
-------------------------------------------------------------------------------------------------------

Weighted Average Shares Outstanding                            58,405      60,886      62,009

Less:  Unearned Deferred Compensation Shares                     (334)       (165)       (238)
-------------------------------------------------------------------------------------------------------
Shares Used for Basic Income Per Share                         58,071      60,721      61,771

Dilutive Effect of Stock Options and Other Stock Awards         1,721       1,372       1,455
-------------------------------------------------------------------------------------------------------
Shares Used for Diluted Income Per Share                       59,792      62,093      63,226
-------------------------------------------------------------------------------------------------------

For the years ended April 30, 2006, 2005, and 2004 options to purchase Class A Common Stock of 1,007,000, zero and zero shares, respectively, have been excluded from the shares used for diluted income per share as their inclusion would have been antidilutive.


Note 4 - Acquisitions

Fiscal Year 2006:

During fiscal year 2006, the Company acquired certain businesses, assets and rights in multiple transactions aggregating $31.4 million, including related acquisition costs plus liabilities assumed. Approximately $26.3 million of the aggregate purchase price was allocated to brands and trademarks and acquired publishing rights and $4.9 million to goodwill. The brands, trademarks and acquired publishing rights will be amortized over a weighted average period of approximately 10 years. The acquisitions consisted primarily of the following:

In the first quarter Wiley acquired substantially all the assets of a global publisher of books and software, specializing in information technology business certification materials. The acquisition cost was allocated to brands and trademarks, goodwill and tangible net assets, which consisted of accounts receivable, inventory, accrued royalties, accounts payable and other accrued liabilities. The brands and trademarks are being amortized over a 15-year period.

In the first quarter, the Company acquired the publishing rights to a newsletter division of a leading publisher of mental health and addiction information. The majority of the acquisition was recorded as acquired publication rights and is being amortized over a 10-year period.

In the second quarter the Company acquired a leading provider of evidence-based medicine content. The acquisition cost was allocated to goodwill, brands and trademarks, customer relationships and other assets and liabilities which consisted of accounts receivable, capitalized software and deferred subscription revenues. The brands, trademarks and customer relationships are amortized over a 10-year period.

In the third quarter the Company acquired the publishing rights to the journal Dialysis & Transplantation, a source of nephrology and renal transplantation information to nephrologists, surgeons, internists and other physicians and healthcare professionals. The majority of the acquisition was recorded as acquired publication rights and is being amortized over a 10-year period.

Fiscal Year 2005:

During fiscal year 2005, the Company acquired certain business assets and rights for $22.5 million, including related acquisitions costs plus liabilities assumed. The acquisition consisted primarily of the following:

In the first quarter the Company  acquired  publishing  rights to the Journal of
Microscopy  and  Analysis,  a  controlled   circulation  journal.  The  acquired
publication rights are being amortized over a 15-year period.

In the third quarter the Company acquired the publishing rights to the reference portfolio of the Macmillan Nature Publishing Group. The acquired publication rights are being amortized over a 10-year period.

During the fourth quarter the Company acquired Whurr Publishers Limited, a leading publisher for the Nursing, Speech and Language Therapy and Audiology, Psychology and Special Education communities in the U.K. The acquisition was recorded as acquired publication rights and is being amortized over a 15-year period.

Fiscal Year 2004:

During fiscal year 2004, the Company invested $3.1 million in acquisitions including payments to complete prior year acquisitions, the purchase of publishing rights to higher education titles and publishing rights to several scientific, technical, and medical journals.

Note 5 - Marketable Securities

The Company accounts for these securities as available-for-sale in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." In fiscal year 2005, the Company purchased $15.2 million of these securities and subsequently sold $5.2 million. The remaining $10.0 million were sold during fiscal year 2006. For the years ended April 30, 2006 and 2005, zero and $0.1 million was recognized as interest income on these securities. The carrying value of these securities approximated fair value.

Note 6 - Inventories

Inventories at April 30 were as follows (in thousands):

                                             2006               2005
--------------------------------------------------------------------------------
Finished Goods                              $79,389            $72,931
Work-in-Process                               6,704              6,743
Paper, Cloth, and Other                       6,024              6,028
--------------------------------------------------------------------------------
                                             92,117             85,702
LIFO Reserve                                 (3,539)            (2,330)
--------------------------------------------------------------------------------
Total Inventories                           $88,578            $83,372
--------------------------------------------------------------------------------

Note 7 - Product Development Assets

Product   development  assets  consisted  of  the  following  at  April  30  (in thousands):

                                             2006               2005
--------------------------------------------------------------------------------
Composition Costs                           $37,073            $34,296
Royalty Advances                             28,568             27,215
--------------------------------------------------------------------------------
Total                                       $65,641            $61,511
================================================================================

Composition costs are net of accumulated amortization of $96,188 and $84,719 as of April 30, 2006 and 2005, respectively.

Note 8 - Property, Equipment and Technology

Property, equipment and technology consisted of the following at April 30 (in thousands):

                                                2006               2005
--------------------------------------------------------------------------------
Land and Land Improvements                   $   4,455           $  4,773
Buildings and Leasehold Improvements            65,456             66,491
Furniture, Fixtures and Warehouse Equipment     54,402             53,528
Computer Equipment and Capitalized Software    158,425            144,812
--------------------------------------------------------------------------------
                                               282,738            269,604
Accumulated Depreciation                      (180,615)          (154,221)
--------------------------------------------------------------------------------
Total                                        $ 102,123           $115,383
================================================================================

The net book value of capitalized software costs was $23.7 million and $27.7 million as of April 30, 2006 and 2005, respectively. Depreciation expense recognized in 2006, 2005, and 2004 for capitalized software costs was approximately $14.4 million, $14.8 million, and $10.8 million, respectively.


Note 9 - Goodwill and Other Intangible Assets

The following table summarizes the activity in goodwill by segment (in thousands):

                                   Acquisitions
                 As of                 and              Cumulative Translation          As of
            April 30, 2005        Dispositions           and Other Adjustments     April 30, 2006
------------------------------------------------------------------------------------------------------
P/T            $145,510              $1,189                  $   8                    $146,707
STM              24,562               3,510                      -                      28,072
European         23,232                -                       (1,966)                  21,266
Other             2,259                 179                       (67)                   2,371
------------------------------------------------------------------------------------------------------
Total          $195,563              $4,878                  $ (2,025)                $198,416
======================================================================================================

The following table summarizes intangibles subject to amortization as of April 30 (in thousands):

                                               2006             2005
--------------------------------------------------------------------------------
Acquired Publication Rights                  $181,280         $171,430
Accumulated Amortization                      (70,330)         (59,073)
--------------------------------------------------------------------------------
Net Acquired Publication Rights              $110,950         $112,357
--------------------------------------------------------------------------------

Brands & Trademarks                           $15,200            -
Accumulated Amortization                         (921)           -
--------------------------------------------------------------------------------
Net Brands & Trademarks                       $14,279            -
--------------------------------------------------------------------------------

Covenants Not to Compete                       $2,250           $1,690
Accumulated Amortization                         (906)          (1,332)
--------------------------------------------------------------------------------
Net Covenants Not to Compete                   $1,344             $358
--------------------------------------------------------------------------------
Total                                        $126,573         $112,715
================================================================================

Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 fiscal years are as follows: 2007 - $14.5 million; 2008 - $14.3 million; 2009 - $14.1 million; 2010
- $11.9 million; and 2011 - $10.7 million.

The following table summarizes other intangibles not subject to amortization as of April 30 (in thousands):

                                      2006          2005
--------------------------------------------------------------

Acquired Publication Rights         $117,911      $120,426
Brands & Trademarks                   57,900        57,900
--------------------------------------------------------------
Total                               $175,811      $178,326
==============================================================

Note 10 - Other Accrued Liabilities

Other accrued liabilities as of April 30 consisted of the following (in thousands):

                                      2006         2005
--------------------------------------------------------------
Accrued Compensation                 $53,506      $47,300
Rent                                   3,099        3,088
Employee Benefits                      3,026        3,393
Advertising                            3,436        5,388
Other                                 27,588       25,813
--------------------------------------------------------------
Total                                $90,655      $84,982
==============================================================

Note 11 - Income Taxes

The provision for income taxes for the years ending April 30 were as follows (in thousands):

                                             2006         2005         2004
--------------------------------------------------------------------------------
Current Provision(Benefit)
   US - federal                            $15,663      $22,078      $(1,198)
   International                            10,809       11,335        9,425
   State and local                           2,035        1,126        1,358
--------------------------------------------------------------------------------
   Total Current Provision                 $28,507      $34,539      $ 9,585
--------------------------------------------------------------------------------
Deferred Provision(Benefit)
   US - federal                            $  (62)      $11,156      $21,529
   International                             5,054        4,656        2,600
   State and local                             17         1,471        2,556
--------------------------------------------------------------------------------
   Total Deferred Provision                $ 5,009      $17,283      $26,685
--------------------------------------------------------------------------------
   Total Provision                         $33,516      $51,822      $36,270
--------------------------------------------------------------------------------

Included in the Company's cash provided by operating activities, under the caption changes in other operating assets and liabilities, are tax benefits related to the exercise of stock options and restricted stock held by employees amounting to $5.4 million, $4.6 million, and $7.9 million for fiscal years 2006, 2005, and 2004, respectively, which reduce current income taxes payable.

International and United States pretax income for the year ended April 30 was as follows (in thousands):

                                             2006         2005         2004
--------------------------------------------------------------------------------

International                              $51,444      $45,491      $41,853
United States                               92,400       90,172       83,257
--------------------------------------------------------------------------------
Total                                     $143,844     $135,663     $125,110
================================================================================

The Company's effective income tax rate as a percentage of pretax income differed from the U.S. federal statutory rate as shown below:

                                             2006         2005         2004
--------------------------------------------------------------------------------

U.S. Federal Statutory Rate                  35.0%        35.0%        35.0%
State Income Taxes,
   Net of U.S. Federal Tax Benefit            0.9          1.3          2.0
Tax Benefit from MFG/EIE
   Deductions/Credits                        (1.7)        (1.5)        (1.6)
Earnings Taxed at Other than U.S.
   Statutory Rates                           (1.5)        (1.0)        (2.9)
Tax Charge (Credit) on Repatriated           (5.2)         5.5           -
   Foreign Dividends under AJCA
Tax Adjustments                              (4.7)          -          (2.4)
Other, Net                                    0.5         (1.1)        (1.1)
--------------------------------------------------------------------------------
Effective Income Tax Rate                    23.3%        38.2%        29.0%
--------------------------------------------------------------------------------

Tax Charge (Credit) on Repatriated Foreign Dividends: During the fourth quarter of fiscal year 2005, the Company elected to repatriate approximately $94 million of dividends from foreign subsidiaries under the American Jobs Creation Act
(AJCA) of 2004. The law provides for a favorable one-time tax rate on dividends from foreign subsidiaries. The tax accrued on these dividends in fiscal year 2005 was approximately $7.5 million. Pursuant to guidance issued by the Internal Revenue Service in May 2005, the Company recorded a tax benefit in the first quarter of fiscal year 2006 reversing the accrued tax recorded in the previous year. Neither the first quarter fiscal year 2006 tax benefit nor the corresponding fourth quarter fiscal year 2005 tax accrual had a cash impact on the Company.

Tax Adjustments: In fiscal years 2006 and 2004 the Company reported tax benefits of $6.8 million and $3.0 million related to the favorable resolution of certain federal, state and foreign tax matters with tax authorities.

Deferred taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The significant components of deferred tax assets and liabilities at April 30 were as follows (in thousands):

                                                 2006                   2005
                                      -------------------------------------------------------
                                          Current    Long-Term    Current    Long-Term
---------------------------------------------------------------------------------------------
Reserve for Sales Returns
  and Doubtful Accounts                   $12,080     $   572     $12,124     $  484
Inventory                                  (6,677)       -         (6,336)      -
Accrued Expenses                              133      11,831         133      9,290
Capitalized Costs                            -          4,829        -         4,850
Retirement and Post-
  employment Benefits                        -         11,909        -        14,271
Depreciation and Amortization                -        (37,489)       -       (29,347)
Long-Term Liabilities                        -          2,288        -         3,035
---------------------------------------------------------------------------------------------
Net Deferred Tax Assets (Liabilities)     $ 5,536     $(6,060)    $ 5,921     $2,583
---------------------------------------------------------------------------------------------

The AJCA created a onetime incentive for U.S. corporations to repatriate undistributed international earnings by providing an 85% dividends received deduction. Other than these repatriated earnings the Company intends to continue to reinvest earnings outside the U.S. for the foreseeable future and, therefore, have not recognized any U.S. tax expense on foreign earnings. At April 30, 2006, the undistributed earnings of international subsidiaries approximated $47.6 million and, if remitted currently, would result in $3.7 million tax.

Note 12 - Debt and Available Credit Facilities

At April 30,                                                 2006         2005
---------------------------------------------------------------------------------
$300 million  Revolving Credit Facility - Due             $150,000         -
November 2010

$200  million  Term Loan  Agreement - Due                     -        $150,000
September 2006

Sterling 50 million  Revolving  Credit Facility - Due       10,496       46,214
April 2009
---------------------------------------------------------------------------------
Total Debt                                                $160,496     $196,214
---------------------------------------------------------------------------------

On November 9, 2005, the Company entered into a new $300 million revolving credit agreement with Bank of America as Administrative Agent and 14 other lenders. The Company has the option of borrowing at the following floating interest rates: (i) at a rate based on the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging from .37% to .825% depending on the coverage ratio of debt to EBITDA; or (ii) at the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its prime rate; and (iii) LIBOR plus or minus an amount determined through a competitive bidding process among the lenders. The maximum amount outstanding at any time under option (iii) above cannot exceed $25 million. In addition, the Company will pay a facility fee ranging from .08% to .175% on the facility depending on the coverage ratio of debt to EBITDA. The Company has the option to request an increase of up to $100 million in the size of the facility in minimum amounts of $25 million. The credit agreement contains certain restrictive covenants similar to those in the Company's former credit agreements related to an interest coverage ratio, funded debt levels, and restricted payments, including a limit on dividends paid and share repurchases. The credit agreement will terminate on November 9, 2010. At April 30, 2006, $150 million was outstanding under this agreement.

Simultaneous with the execution of this agreement, the Company terminated its previous credit agreement and paid in full the amounts outstanding under that agreement. In connection with the early termination of the credit agreement, $0.5 million of unamortized origination fees were expensed in fiscal year 2006.

On April 21, 2005, the Company's subsidiaries in the United Kingdom and Germany became co-borrowers under a multi-currency revolving credit agreement with a face value of (pound)50 million with the Royal Bank of Scotland that expires in April 2009. The bank's commitment decreases each year on the anniversary of the agreement so that amounts outstanding cannot exceed the following (in millions):

     Fiscal Year                Sterling        US Dollar Equivalent
--------------------------------------------------------------------------------

         2006                   42.5                  $77.6
         2007                   30.0                  $54.8
         2008                   15.0                  $27.4

Above amounts have been translated at the April 30, 2006 US dollar/Sterling exchange rate of 1.825

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

The credit agreements contain certain restrictive covenants related to funded debt levels, an interest coverage ratio, and restricted payments, including a limitation for dividends paid and share repurchases. Under the most restrictive covenant, approximately $425.0 million was available for such restricted payments as of April 30, 2006.

The Company and its subsidiaries have other short-term lines of credit aggregating $33 million at various interest rates. No amounts were outstanding at April 30, 2006, 2005 or 2004. Information relating to all short-term lines of credit follows (in thousands):

                                                  2006         2005       2004
--------------------------------------------------------------------------------
Maximum amount outstanding during the year      $  -         $  -       $65,000

Average amount outstanding                      $  -         $  -       $14,241

The Company's total available lines of credit as of April 30, 2006 were approximately $410 million. The weighted average interest rates on long term debt outstanding during fiscal years 2006 and 2005 were 4.24% and 2.77%, respectively. As of April 30, 2006 and 2005, the weighted average interest rates for the long-term debt were 4.79% and 3.30% respectively. Based on estimates of interest rates currently available to the Company for loans with similar terms and maturities, the fair value of notes payable and long-term debt approximates the carrying value.


Note 13 - Commitments and Contingencies

The following schedule shows the composition of rent expense for operating leases (in thousands):

                                                  2006         2005       2004
--------------------------------------------------------------------------------
Minimum Rental                                  $27,180      $25,897    $25,063
Less: Sublease Rentals                           (1,563)      (1,248)      (392)
--------------------------------------------------------------------------------
Total                                           $25,617      $24,649    $24,671
--------------------------------------------------------------------------------

Future minimum payments under operating leases aggregated $195.6 million at April 30, 2006. Future annual minimum payments under these leases are approximately $27.4 million, $25.7 million, $25.1 million, $24.1 million, and $17.7 million for fiscal years 2007 through 2011, respectively. Future minimum rentals to be received under non-cancelable subleases aggregate $6.4 million at April 30, 2006. Rent expense associated with operating leases that include scheduled rent increases and tenant incentives, such as rent holidays, is recorded on a straight-line basis over the term of the lease.

The Company is involved in routine litigation in the ordinary course of its business. In the opinion of management, the ultimate resolution of all pending litigation will not have a material effect upon the financial condition or results of operations of the Company.


Note 14 - Retirement Plans

The Company and its principal subsidiaries have contributory and noncontributory retirement plans that cover substantially all employees. The plans generally provide for employee retirement between the ages of 60 and 65, and benefits based on length of service and compensation, as defined.

In fiscal year 2005, the U.S. retirement plan was amended to change the method used to compute retirement benefits. The new formula applies to current compensation (as defined) whereas the previous formula was based upon the highest average compensation for the three consecutive years ended December 31, 1997. Benefits accrued through December 31, 2004 under the "previous" plan were frozen as of that date, and are supplemented annually by additions calculated under a new formula. The effect of this change was to increase pre-tax pension expense for fiscal year 2005 by $0.5 million, $0.2 million after-tax. The pre-tax effect, for fiscal year 2006 is approximately $1.5 million, $1.0 million after-tax.

Net  pension  expense  included  below  for  international   plans  amounted  to
approximately $7.1 million, $6.7 million and $6.3 million for 2006, 2005 and 2004, respectively.

The Company has agreements with certain officers and senior management that provide for the payment of supplemental retirement benefits during each of the 10 years after the termination of employment. Under certain circumstances, including a change of control as defined, the payment of such amounts could be accelerated on a present value basis.

The components of net pension expense for the defined benefit plans were as follows (in thousands):

                                               2006        2005       2004
--------------------------------------------------------------------------------
Service Cost                               $ 10,998     $ 8,492   $  6,962
Interest Cost                                11,590      10,791      9,651
Expected Return on Plan Assets              (10,988)     (9,146)    (6,830)
Net Amortization of Prior
Service Cost and Transition Asset               625         564        641
Recognized Net Actuarial Loss                 3,244       2,017      2,177
--------------------------------------------------------------------------------
Net Pension Expense                        $ 15,469     $12,718   $ 12,601
--------------------------------------------------------------------------------

The weighted-average assumptions used to determine net pension expense for the years ended April 30 were as follows:

                                               2006        2005       2004
--------------------------------------------------------------------------------
Discount rate                                  5.6%        6.1%       6.3%
Rate of Compensation Increase                  3.8%        3.6%       3.7%
Expected Return on Plan Assets                 8.4%        8.0%       7.9%


The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the retirement plans with accumulated benefit obligations in excess of plan assets were $224.1 million, $204.2 million, and $147.4 million, respectively, as of April 30, 2006, and $209.0 million, $190.8 million and $127.7 million, respectively, as of April 30, 2005.

The following table sets forth the changes in and the status of the plans' assets and benefit obligations. The unfunded plans relate primarily to a non-US subsidiary, which is governed by local statutory requirements, and the domestic supplemental retirement plans for certain officers and senior management personnel.

     Dollars in thousands                                                   2006                                 2005
     ------------------------------------------------------------------------------------------------------------------------------
     CHANGE IN PLAN ASSETS                                         Funded           Unfunded            Funded           Unfunded
                                                                   ------           --------            ------           --------

     Fair Value of Plan Assets, Beginning of Year            $    133,329           $      -       $   110,897       $          -

     Actual Return on Plan Assets                                  22,574                  -             7,450                  -

     Employer Contributions                                         5,298              1,745            14,748             1,875

     Participants' Contributions                                      901                  -               724                 -

     Benefits Paid                                                 (4,722)            (1,745)           (4,410)           (1,875)

     Foreign Currency Rate Changes                                 (3,231)                 -             3,920                 -
     ------------------------------------------------------------------------------------------------------------------------------

     Fair Value, End of Year                                 $    154,149           $      -       $   133,329       $         -
     ------------------------------------------------------------------------------------------------------------------------------
     CHANGE IN PROJECTED BENEFIT OBLIGATION

     Benefit Obligation, Beginning of Year                   $   (174,941)          $(40,485)      $  (139,909)      $   (34,367)

     Service Cost                                                  (9,112)            (1,888)           (7,145)           (1,346)

     Interest Cost                                                 (9,522)            (2,068)           (8,656)           (2,135)

     Employees' Contributions                                        (901)                 -              (724)                -

     Amendments and Other                                               -             (2,373)                 -              633

     Actuarial Gain (Loss)                                         (6,116)             2,170           (16,923)           (3,568)

     Benefits Paid                                                  4,722              1,745             4,410             1,875

     Foreign Currency Rate Changes                                  5,305                925            (5,994)           (1,577)
     ------------------------------------------------------------------------------------------------------------------------------

     Benefit Obligation, End of Year                         $   (190,565)          $(41,974)      $  (174,941)      $   (40,485)
     ------------------------------------------------------------------------------------------------------------------------------
     Funded Status                                                (36,416)           (41,974)      $   (41,612)      $   (40,485)

     Unrecognized Prior Service Cost (Benefit)                      3,351              1,348             3,931              (212)

     Unrecognized Net Actuarial Loss                               40,541              3,888            50,839             6,233
     ------------------------------------------------------------------------------------------------------------------------------

     Prepaid (Accrued) Pension Cost                          $      7,476           $(36,738)      $    13,158       $   (34,464)
     ------------------------------------------------------------------------------------------------------------------------------
     AMOUNTS RECOGNIZED IN THE STATEMENT OF
     FINANCIAL POSITION

     Deferred Pension Asset                                  $      1,333           $      -       $     1,397       $         -

     Accrued Pension Liability                                    (22,316)           (39,826)          (30,838)          (37,507)

     Other Asset                                                    2,900              1,795             3,415             1,350

     Accumulated Other Comprehensive Income                        25,559              1,293            39,184             1,693
     ------------------------------------------------------------------------------------------------------------------------------

     Net Amount Recognized                                   $      7,476           $(36,738)      $    13,158       $   (34,464)
     ------------------------------------------------------------------------------------------------------------------------------
     WEIGHTED AVERAGE ASSUMPTIONS USED IN
     DETERMINING ASSETS AND LIABILITIES

     Discount Rate                                                  5.8%               5.9%              5.6%              5.3%

     Expected Return on Plan Assets                                 8.3%                -                8.4%                -

     Rate of Compensation Increase                                  4.1%               4.0%              3.8%              3.7%
     ------------------------------------------------------------------------------------------------------------------------------

     Accumulated Benefit Obligations                         $   (174,622)          $(34,430)      $  (162,761)      $   (32,260)
     Increase/(Decrease) in Minimum Liability Included in
     Accumulated Other Comprehensive Income (Above)          $    (13,625)          $   (400)      $    14,821       $     1,572
     ------------------------------------------------------------------------------------------------------------------------------

The table below represents the asset mix of the investment portfolio of the post-retirement benefit plan as of April 30:

                                                Percentage of
                                                 Plan Assets
                                        --------------------------------
Asset Category
                                          2006             2005
------------------------------------------------------------------------

U.S. Equities                              23%              25%
International Equities                     34%              32%
Debt Securities                            35%              37%
Real Estate                                 6%               5%
Other                                       2%               1%
------------------------------------------------------------------------
Total                                     100%             100%
------------------------------------------------------------------------

The investment guidelines for the defined benefit pension plans are established based upon an evaluation of market conditions and tolerance for risk. Our investment objective is to ensure that funds are available to meet the plan's benefit obligations when they are due. Our investment strategy is to prudently invest in plan assets in high quality diversified securities to achieve our long-term expectation. The plans' risk management practices provide guidance to the investment managers, including guidelines for asset concentration, credit rating and liquidity. Asset allocation favors a balanced portfolio, with a target allocation of approximately 55% equity securities, 40% fixed income securities, and 5% real estate. Due to volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate between acceptable ranges.

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

Expected employer contributions in fiscal year 2007 to the defined benefit pension plans are approximately $15 million, including $7.5 million of minimum legal amounts required for the Company's international plans. From time to time, the Company may elect to make voluntary contributions to its defined benefit plans to improve their funded status.

Expected benefit payments from all plans are expected to approximate $7.4 million in fiscal year 2007, $8.6 million in fiscal year 2008, $8.8 million in fiscal year 2009, $9.1 million in fiscal year 2010, $9.3 million in fiscal year 2011, and $62.1 million for fiscal years 2012 through 2016.

The Company provides contributory life insurance and health care benefits, subject to certain dollar limitations for substantially all of its retired U.S. employees. The cost of such benefits is expensed over the years the employee renders service and is not funded in advance. The accumulated post-retirement benefit obligation as of April 30, 2006 and 2005 was $2.5 million and $2.0 million, respectively. Annual expenses for these plans for all years were immaterial.

The Company has defined contribution savings plans. The Company contribution is based on employee contributions and the level of Company match. The expense for these plans amounted to approximately $4.1 million, $2.7 million, and $2.9 million in 2006, 2005, and 2004, respectively.


Note 15 - Equity Compensation Plans

All equity compensation plans have been approved by security holders. In fiscal year 2005, the shareholders approved the 2004 Key Employee Stock Plan ("2004 Plan") to replace the Company's prior Long Term Incentive Plan. Under the 2004 Plan, qualified employees are eligible to receive awards that may include stock options, performance-based stock awards, and restricted stock awards. Under the 2004 Plan, a maximum number of 8,000,000 shares of Company Class A stock may be issued. No more than 600,000 shares to any one individual may be issued in a year. As of April 30, 2006, there were no remaining securities to be issued under the Company's prior Long Term Incentive Plan and 6,830,284 securities remaining available for future issuance under the 2004 Plan.

The exercise price of options granted under the plan may not be less than 100% of the fair market value of the stock at the date of grant. Options are exercisable, in part or in full, over a maximum period of 10 years from the date of grant, and generally vest within four and five years from the date of the grant. Under certain circumstances relating to a change of control, as defined, the right to exercise options outstanding could be accelerated.

A summary of the activity and status of the Company's stock option plans was as follows:

                                              2006                         2005                        2004
                                    -----------------------------------------------------------------------------------------------
                                                     Weighted                        Weighted                       Weighted
                                                     Average                         Average                        Average
                                      Options     Exercise Price    Options       Exercise Price    Options      Exercise Price
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at Beginning of Year     5,563,059       $22.77       5,047,980        $20.12         5,034,904          $16.98
Granted                              1,013,510       $38.55         993,145        $31.84           928,834          $25.32
Exercised                             (449,087)      $14.70        (425,066)       $12.12          (881,013)          $7.63
Canceled                               (43,330)      $28.14         (53,000)       $25.29           (34,745)         $21.77
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at End of Year           6,084,152       $25.95       5,563,059        $22.77         5,047,980          $20.12
-----------------------------------------------------------------------------------------------------------------------------------
Exercisable at End of Year           2,459,782       $19.09       2,246,068        $16.80         2,104,909          $14.22
-----------------------------------------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding and exercisable at April 30, 2006:

                           Options Outstanding                                  Options Exercisable
                          --------------------                                  -------------------
 Range of Exercise     Number of     Weighted Average    Weighted Average    Number of    Weighted Average
      Prices           Options        Remaining Term      Exercise Price     Options       Exercise Price
-------------------- ------------- ------------------ ------------------- ------------ -------------------

$ 7.59 to $ 8.63          175,376      1.1 years           $ 8.56             175,376        $ 8.56
$13.75 to $14.59          751,436      2.1 years            13.91             751,436         13.91
$17.25 to $20.54           89,145      5.1 years            19.53              89,145         19.53
$20.56 to $23.40          876,749      4.3 years            22.30             746,249         22.11
$23.56 to $25.32        2,219,021      6.0 years            24.81             697,576         24.02
$31.89 to $38.78        1,972,425      8.7 years            35.29                 -             -
-------------------- ------------- ------------------ ------------------- ------------ -------------------
Total                   6,084,152      6.0 years           $25.95           2,459,782        $19.09
-------------------- ------------- ------------------ ------------------- ------------ -------------------

Under the terms of the Company's executive long-term incentive plans, upon the achievement of certain three-year financial performance-based targets, awards are payable in restricted shares of the Company's Class A Common Stock. The restricted shares vest 50% on the first and second anniversary date after the award is earned. Compensation expense is charged to earnings over the respective three-year period.

The Company also grants restricted shares of the Company's Class A Common Stock to key employees in connection with their employment. The restricted shares generally vest one half at the end of the fourth and fifth years following the date of the grant. Under certain circumstances relating to a change of control or termination, as defined, the restrictions would lapse and shares would vest earlier. Compensation expense is charged to earnings ratably over five years, or sooner if vesting is accelerated, from the dates of grant. Restricted shares issued in connection with the above plans amounted to 154,952, 129,647 and 177,605 shares at weighted average fair values of $36.91, $32.13, and $25.16 per share in 2006, 2005, and 2004, respectively.

Under the terms of the Company's 1990 Director Stock Plan (the "1990 Plan"), as amended and restated as of June 2001, each member of the Board of Directors who was not an employee of the Company was awarded either (a) Class A Common Stock equal to 50% of the board member's annual fee, based on the stock price on the date of grant, or (b) stock options equal to 150% of the annual fee divided by the stock price on the date of grant. Directors' stock options were 100% exercisable at date of grant.

In September 2004 the shareholders approved a new Director Stock Plan (the "Director Plan"). Under the terms of the Director Plan, each non-employee director will receive an annual award of Class A Common Stock equal in value to 100% of the annual director fee, based on the stock price on the date of grant. The granted shares may not be sold or transferred during the time the non-employee director remains a director. No further shares or options can be granted under the 1990 Plan as of September 2005.

Directors may also elect to receive all or a portion of their director fees in Company stock. No shares were issued in lieu of cash compensation for any of the years presented.

In fiscal year 2006, 7,608 shares of Class A Common Stock were issued under the Director Stock Plan. In fiscal years 2005 and 2004, 4,498 and 4,109 shares of Class A Common Stock were issued under the 1990 Plan, respectively.


Note 16 - Capital Stock and Changes in Capital Accounts

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

Under the Company's current stock repurchase program, up to four million shares of its Class A common stock may be purchased from time to time in the open market and through privately negotiated transactions. During fiscal year 2006, the Company repurchased 2,787,470 shares at an average price of $39.06 per share under the current and previous programs. As of April 30, 2006, the Company has authorization from its Board of Directors to purchase up to approximately 2,110,730 additional shares.

Note 17 - Segment Information

The Company is a global publisher of print and electronic products, providing content and services to customers worldwide. Core businesses include professional and consumer books and subscription services; scientific, technical and medical journals, encyclopedias, books, and online products and services; and educational materials for advanced placement, undergraduate, and graduate students, teachers and lifelong learners. The Company has publishing, marketing, and distribution centers in the United States, Canada, Europe, Asia, and Australia. The Company's reportable segments are based on the management reporting structure, which is also used to evaluate performance. Other segments include the Company's operating divisions in Asia, Australia and Canada. Segment information is as follows (in thousands):

                                                                                2006
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Eliminations
                                                                                   European     Other      & Corporate
                                             U.S. Segments                          Segment    Segments       Items         Total
                          -----------------------------------------------------    ---------   ----------   ----------- -----------
                                         Scientific,
                          Professional/  Technical,       Higher        Total
                             Trade       and Medical    Education        U.S.
                          -----------   ------------   -----------   ----------
Revenue
  External Customers      $336,187      $195,821       $126,557       $658,565      $263,504    $122,116          -     $1,044,185
  Inter-segment Sales       44,004        10,187         29,678         83,869        28,958       1,834     (114,661)           -
                          -----------   ------------   -----------   ----------    ---------   ----------   ----------- -----------
  Total Revenue           $380,191      $206,008       $156,235       $742,434      $292,462    $123,950    $(114,661)  $1,044,185
                          -----------   ------------   -----------   ----------    ---------   ----------   ----------- -----------
Direct Contribution
to Profit                 $106,971       $96,009        $40,065       $243,045       $93,415     $26,747           -       363,207
------------------------- -----------   ------------   -----------   ----------    ---------   ----------   ----------- -----------
Shared Services and
Admin. Costs (a)                                                                                                          (210,528)
                                                                                                                        -----------
Operating Income                                                                                                           152,679
Interest Expense and
  Other, Net                                                                                                                (8,835)
                                                                                                                        -----------
Income Before Taxes
                                                                                                                          $143,844
                                                                                                                        ===========

Total Assets              $421,430       $77,329        $95,379       $594,138      $259,465     $63,659     $108,747   $1,026,009
Expenditures for Other
  Long-Lived Assets        $35,805       $14,008         $9,992        $59,805       $17,702      $6,106      $40,017     $123,630
Depreciation and
  Amortization             $19,198        $5,325        $15,072        $39,595       $16,518      $3,885      $22,003      $82,001

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                2005
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Eliminations
                                                                                   European     Other      & Corporate
                                             U.S. Segments                          Segment    Segments       Items         Total
                          -----------------------------------------------------    ---------   ----------   ----------- -----------
                                         Scientific,
                          Professional/  Technical,       Higher        Total
                              Trade      and Medical    Education        U.S.
                          -----------   ------------   -----------   ----------
Revenue
  External Customers      $313,655      $182,412       $124,062       $620,129      $247,016    $106,903         -        $974,048
  Inter-segment Sales       36,683         8,103         26,843         71,629        21,841       1,746      (95,216)           -
                          -----------   -----------    -----------   -----------   ---------   ----------   ----------- -----------
  Total Revenue           $350,338      $190,515       $150,905       $691,758      $268,857    $108,649     $(95,216)    $974,048
                          -----------   -----------    -----------   -----------   ---------   ----------   ----------- -----------
Direct Contribution
to Profit                 $102,326       $88,899        $38,221       $229,446       $86,226     $24,868         -        $340,540
                          -----------   -----------    -----------   ------------  ---------   ----------   ----------- -----------
Shared Services and
Admin. Costs (a)                                                                                                          (199,159)
                                                                                                                        -----------
Operating Income                                                                                                           141,381
Interest Expense and
  Other, Net                                                                                                                (5,718)
                                                                                                                        -----------
Income Before Taxes                                                                                                       $135,663
                                                                                                                        ===========
Total Assets              $395,397       $62,207       $101,596       $559,200      $269,792     $46,417     $157,160   $1,032,569
Expenditures for
  Long-Lived Assets        $33,283       $12,038        $13,341        $58,662       $29,404      $4,971      $20,723     $113,760
Depreciation and
  Amortization             $16,814        $5,083        $16,083        $37,980       $13,916      $3,662      $22,796      $78,354
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                2004
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Eliminations
                                                                                   European     Other      & Corporate
                                             U.S. Segments                          Segment    Segments       Items         Total
                          ------------------------------------------------------   ---------   ----------   ----------- -----------
                                          Scientific,
                          Professional/   Technical,      Higher        Total
                              Trade       and Medical   Education        U.S.
                          -----------   -------------   -----------   ----------

Revenue
  External Customers      $306,042       $170,526       $128,067      $604,635     $220,756       $97,571         -       $922,962
  Inter-segment Sales       34,210          7,574         24,794        66,578       17,680         1,415      (85,673)       -
                          -----------   -------------   -----------   ----------   ---------   ----------   ----------- -----------
  Total Revenue           $340,252       $178,100       $152,861      $671,213     $238,436       $98,986     $(85,673)   $922,962
                          -----------                                 ----------   ---------   ----------               -----------
Direct Contribution
to Profit                  $93,945        $86,310        $41,749      $222,004      $74,585       $22,218         -       $318,807
                          -----------   -------------   -----------   ----------   ---------   ----------   -----------
Shared Services and
Admin. Costs                                                                                                             ($189,428)
                                                                                                                        -----------
Operating Income                                                                                                           129,379
Interest Expense and
  Other, Net                                                                                                                (4,269)
                                                                                                                        -----------
Income Before Taxes                                                                                                       $125,110
                                                                                                                        ===========
Total Assets              $395,550        $56,277       $113,614      $565,441     $237,976       $39,146     $156,383    $998,946
Expenditures for Other
  Long-Lived Assets        $26,822        $11,620        $11,150       $49,592      $15,642        $4,445      $22,039     $91,718
Depreciation and
  Amortization             $16,728         $4,276        $13,904       $34,908      $13,013        $3,037      $20,409     $71,367

(a) Shared Services and Administrative Costs ( in thousands):
                                                           2006              2005             2004
    ----------------------------------------------------------------------------------------------------

    Distribution                                         $50,260           $47,631          $47,570
    Information Technology                                62,732            55,074           51,918
    Finance                                               32,594            34,390           29,900
    Other Administration                                  64,942            62,064           60,040
    ----------------------------------------------------------------------------------------------------
    Total                                               $210,528          $199,159         $189,428
    ====================================================================================================

(b) Relocation related expenses

Intersegment sales are generally made at a fixed discount from list price. Shared services costs are not allocated, as they support the Company's worldwide operations. Corporate assets primarily consist of cash and marketable securities, deferred tax benefits, and certain property and equipment. Export sales from the United States to unaffiliated international customers amounted to approximately $79.6 million, $67.7 million, and $68.8 million in fiscal years 2006, 2005, and 2004, respectively. The pretax income for consolidated operations outside the United States was approximately $51.4 million, $45.5 million, and $41.9 million in 2006, 2005, and 2004, respectively.

Worldwide revenue for the Company's core businesses was as follows (in thousands):

                                                     2006                   2005                  2004
--------------------------------------------------------------------------------------------------------------

Professional/Trade                                 $444,211              $411,432               $393,134
Scientific, Technical, and Medical                  396,783               372,122                340,235
Higher Education                                    203,191               190,494                189,593
--------------------------------------------------------------------------------------------------------------
Total                                            $1,044,185              $974,048               $922,962
==============================================================================================================

Revenue from external customers based on the location of the customer and long-lived assets by geographic area was as follows:

       Dollars in thousands                          Revenue                                   Long-Lived Assets
       --------------------         -------------------------------------------    ------------------------------------------
                                         2006            2005           2004           2006           2005           2004
                                    -------------    -----------    -----------    -----------    ------------   ------------

         United States                  $615,222      $576,521        $567,341       $472,505       $450,159       $461,039

         United Kingdom                   72,543        73,428          67,821         69,978         81,041         61,712

         Germany                          61,776        69,964          57,018        137,921        143,349        138,311

         Australia                        44,660        38,025          34,241          8,836          9,640          6,699

         Canada                           46,612        37,994          33,918          4,935          3,543          2,097

         Other Countries                 203,372       178,116         162,623          1,717          1,634          1,742
                                    -------------    -----------    -----------    -----------    ------------   ------------
         Total                        $1,044,185      $974,048        $922,962       $695,892       $689,366       $671,600
                                    =============    ===========    ===========    ===========    ============   ============

                                                                     Schedule II
                                                                     -----------

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED APRIL 30, 2006, 2005, AND 2004

                             (Dollars in thousands)


                                                                      Additions/(Deductions)
                                                                  ------------------------------
                                                     Balance at     Charged to
                   Description                       Beginning        Cost &           From          Deductions     Balance at
                                                     of Period       Expenses      Acquisitions    From Reserves   End of Period
--------------------------------------------------- ------------- -------------- --------------- ---------------- --------------
Year Ended April 30, 2006
     Allowance for sales returns(1)                 $56,661          $106,779       $ 1,750           $ 109,385      $ 55,805
     Allowance for doubtful accounts                $ 7,280          $  1,698       $   241           $   2,604(2)   $  6,615

     Allowance for inventory obsolescence           $24,169          $ 21,739       $ 1,700           $  16,892      $ 30,716

Year Ended April 30, 2005
     Allowance for sales returns(1)                 $63,752          $101,030       $     -           $ 108,121      $ 56,661
     Allowance for doubtful accounts                $11,378          $  1,861       $     -           $   5,959(2)   $  7,280
     Allowance for inventory obsolescence           $25,915          $ 20,342       $   341           $  22,429      $ 24,169

Year Ended April 30, 2004
     Allowance for sales returns(1)                 $65,130          $107,956       $     -           $ 109,334      $ 63,752
     Allowance for doubtful accounts                $ 9,546          $  2,861       $     -           $   1,029(2)   $ 11,378
     Allowance for inventory obsolescence           $25,719          $ 23,301       $  (18)           $  23,087      $ 25,915



---------------------------------------

(1) Allowance for sales returns represents anticipated returns net of inventory and royalty costs. The provision is reported as a reduction of gross sales to arrive at revenue.
(2)  Accounts written off, less recoveries.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure
          ------------------------------------------------

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

          Management's Report on Internal Control over Financial Reporting: Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of April 30, 2006.

          KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, (1) on our management's assessment of the effectiveness of our internal controls over financial reporting and
          (2) on the effectiveness of our internal control over financial reporting.

          Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fourth fiscal quarter of 2006.


Item 9B.  Other Information
          -----------------

          Information on the Audit Committee Charter is contained in our Proxy Statement for our 2006 Annual Meeting of Shareholders under the caption "Audit Committee Charter - Exhibit A" and is incorporated herein by reference.

          Information with respect to the Company's corporate governance principles is contained in our Proxy Statement for our 2006 Annual Meeting of Shareholders under the caption "Corporate Governance Principles" and is incorporated herein by reference.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

          The name, age and background of each of our directors nominated for election are contained under the caption "Election of Directors" in our Proxy Statement for our 2006 Annual Meeting of Shareholders and are incorporated herein by reference.

          Information on the beneficial ownership reporting for our directors and executive officers is contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

          Information on our audit committee financial experts is contained in our Proxy Statement for our 2006 Annual Meeting of Shareholders under the caption "Report of the Audit Committee" and is incorporated herein by reference.


          Executive Officers
          ------------------

          Set forth below as of April 30, 2006 are the names and ages of all executive officers of the Company, the period during which they have been officers, and the offices presently held by each of them.

           Name and Age                Officer Since                Present Office
           Peter Booth Wiley                2002                    Chairman of the Board since September 2002
                  63                                                and a Director since 1984

           William J. Pesce                 1989                    President and Chief Executive Officer
                  55                                                and a Director since May 1, 1998 (previously
                                                                    Chief Operating Officer; Executive Vice
                                                                    President, Educational and International Group)

           Ellis E. Cousens                 2001                    Executive Vice President and Chief Financial and
                  54                                                Operations Officer since March 2001 (previously Senior
                                                                    Vice President, Chief Financial Officer of Bookspan,
                                                                    a Bertelsmann AG joint venture, from March 2000; Vice President,
                                                                    Finance and Strategic Planning, of Bertelsmann AG from March
                                                                    1999; Vice President, Chief Financial Officer of BOL.com,
                                                                    a subsidiary of Bertelsmann AG, from August 1998)

           Stephen A. Kippur                1986                    Executive Vice President; and President, Professional and Trade
                  59                                                Publishing, since July 1998 (previously Executive Vice President and Group President, Professional, Reference and Trade)

           William Arlington                1990                    Senior Vice President, Human Resources, since June 1996
                  57

           John Jarvis                      1996                    Senior Vice President, Wiley Europe, since 1996
                  59

           Timothy B. King                  1996                    Senior Vice President, Planning and Development, since June 1996
                  66

           Bonnie E. Lieberman              1990                    Senior Vice President, Higher Education, since 1996
                  58


           Gary M. Rinck                    2004                    Senior Vice President, General Counsel, since March 2004
                  54                                                (previously Group General Counsel of Pearson PLC, from 2000,
                                                                    Managing Partner of the London office of Morrison & Foerster from 1995.)

           Stephen M. Smith                 1995                    Chief Operating Officer, Wiley Europe, since May 2006.
                  51                                                (previously, Senior Vice President, International Development and Director of Professional and Trade Publishing, from 1995 to
                                                                    2000.)

           Eric A. Swanson                  1989                    Senior Vice President, Scientific, Technical and Medical,
                  58                                                since 1996

           Deborah E. Wiley                 1982                    Senior Vice President, Corporate Communications, since June 1996
                  60

                Walter Conklin              1988                    Vice President, Treasurer, since 1988
                  62

           Edward J. Melando                2002                    Vice President, Corporate Controller, since April 2002
                  50                                                (previously Vice President, Corporate Controller of Journal
                                                                    Register Company from August 2000; Corporate Controller of
                                                                    Asarco Incorporated, from April 1999.)

           Josephine Bacchi                 1992                    Corporate Secretary, since 1992
                  59

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



Item 11.   Executive Compensation
           ----------------------

           Information on compensation of our directors and executive officers is contained in our Proxy Statement for our 2006 Annual Meeting of Shareholders under the captions "Directors' Compensation" and "Executive Compensation," respectively, and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
           --------------------------------------------------------------

           Information required by this item is contained in the Company's Proxy Statement for our 2006 Annual Meeting of Shareholders under the caption "Beneficial Ownership of Directors and Management" and is incorporated herein by reference.


Item 13.   Certain Relationships and Related Transactions
           ----------------------------------------------

           None.

Item 14.   Principal Accountant Fees and Services
           --------------------------------------

           Information required by this item is contained in the Company's Proxy Statement for our 2006 Annual Meeting of Shareholders under the caption "Report of the Audit Committee" and is incorporated herein by reference.


                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
           ---------------------------------------------------------------

           (a)    Financial Statements and Schedules
                    Financial   Statements  and  Schedules  are  listed  in  the
                    attached index on page 10 and are filed as part of this Report.

           (b)    Reports on Form 8-K
                    Earnings release on the fiscal year 2006 results issued on form 8-K dated June 15, 2006, which included certain condensed financial statements of the Company.

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

          10.1 $300,000,000 Credit Agreement dated November 9, 2005. Form 10Q for the quarterly period ended October 31, 2005 (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended October 31, 2005).

          10.2 Agreement of the Lease dated as of June 7, 2006 between One Wiley Drive, LLC, an independent third party, as landlord and John Wiley and Sons, Inc., as Tenant (filed as an exhibit to the Company's Report on Form 10-K for the year ended April 30,
                  2006).

          10.3 Agreement of Lease dated as of August 4, 2000, between, Block A South Waterfront Development L.L.C., as Landlord, and the Company, as Tenant (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31, 2000).

          10.4 Summary of Lease Agreement dated as of March 4, 2005, between, Investa Properties Limited L.L.C. as Landlord, and the Company, Tenant (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2005).

          10.5    Director   Stock  Plan  (incorporated   by  reference  to  the
                  Company's Definitive Proxy Statement dated August, 2004).

          10.6 Executive Annual Incentive Plan (incorporated by reference to the Company's Definitive Proxy Statement dated August 5,
                  2004).

          10.7 2004 Key Employee Stock Plan (incorporated by reference to the Company's Definitive Proxy Statement dated August 5,
                  2004).

          10.9 Senior executive employment Agreement to Arbitrate dated as of April 29, 2003 (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2003).

          10.10 Senior executive Non-competition and Non-disclosure Agreement dated as of April 29, 2003 (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30,
                  2003).

          10.11   1990 Director  Stock Plan as  Amended and Restated  as of June
                  22,   2001   (incorporated   by  reference  to  the  Company's
                  Definitive Proxy Statement dated August 8, 2001).

          10.12 1989 Supplemental Executive Retirement Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 1989).

          10.13 Form of the Fiscal Year 2005 Qualified Executive Long Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2005).

          10.14 Form of the Fiscal Year 2005 Qualified Executive Annual Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2005).

          10.15 Form of the Fiscal Year 2005 Executive Annual Strategic Milestones Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30,
                  2005).

          10.16 Form of the Fiscal Year 2007 Qualified Executive Long Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2006).

          10.17   Form  of  the  Fiscal Year 2007  Qualified   Executive  Annual
                  Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2006).

          10.18 Form of the Fiscal Year 2007 Executive Annual Strategic Milestones Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30,
                  2006).

          10.19 Form of the Fiscal Year 2006 Qualified Executive Long Term Incentive Plan (incorporated by reference to the Company's first quarter fiscal year 2006 report on Form 10-Q).

          10.20   Form  of  the Fiscal  Year 2006  Qualified   Executive  Annual
                  Incentive  Plan   (incorporated  by reference to the Company's
                  first quarter fiscal year 2006 report on Form 10-Q).

          10.21 Form of the Fiscal Year 2006 Executive Annual Strategic Milestones Incentive Plan (incorporated by reference to the Company's first quarter fiscal year 2006 report on Form 10-Q).

          10.22   Senior executive Employment Agreement dated as of March 1,
                  2003,   between    William    J.   Pesce   and   the   Company
                  (incorporated   by reference  to  the Company's Report on Form
                  10-K for the year ended April 30, 2003).

          10.23   Senior executive  Employment  Agreement  dated  as of March 1,
                  2003,   between   Stephen  A.  Kippur    and   the    Company
                  (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2003).

          10.24 Senior executive Employment Agreement dated as of March 1, 2003, between Ellis E. Cousens and the Company (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2003).

          10.25 Senior executive Employment Agreement letter dated as of March 1, 2003, between Timothy B. King and the Company (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2003).

          10.27 Senior executive Employment Agreement letter dated as of March 15, 2004, between Gary M. Rinck and the Company (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2004).

          10.28   Deferred   Compensation   Plan  for  Directors'   2005 & After
                  Compensation (incorporated by reference to the report on Form 8-K, filed December 21, 2005).

          21*     List of Subsidiaries of the Company.

          23*     Consent of KPMG LLP.

          31.1*   Certification   of   Chief   Executive   Officer  pursuant  to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2*   Certification of  the  Chief  Financial  Officer  pursuant  to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1*   Certification  of the Chief  Executive  Officer   pursuant  to
                  18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2*   Certification   of   Chief   Financial   Officer  pursuant  to
                  18 U.S.C. Section  1350,  as   adopted   pursuant  to  Section
                  906  of  the Sarbanes-Oxley Act of 2002.

          --------------
           * Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              JOHN WILEY & SONS, INC.
                                      ------------------------------------------
                                                    (Company)



                                 By:  /s/ William J. Pesce
                                      ------------------------------------------
                                          William J. Pesce
                                          President and Chief Executive Officer



                                By:  /s/  Ellis E. Cousens
                                     -------------------------------------------
                                          Ellis E. Cousens
                                          Executive Vice President and
                                          Chief Financial and Operations Officer



                                By:  /s/  Edward J. Melando
                                     -------------------------------------------
                                          Edward J. Melando
                                          Vice President, Controller and
                                          Chief Accounting Officer


                                          Dated: June 23, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons constituting directors of the Company on June 23, 2006.



  /s/       Warren J. Baker                     /s/        William J. Pesce
----------------------------------            ----------------------------------
            Warren J. Baker                                William J. Pesce



  /s/       Kim Jones                           /s/        William B. Plummer
----------------------------------            ----------------------------------
            Kim Jones                                      William B. Plummer



  /s/       Mathew S. Kissner                   /s/        Bradford Wiley II
-----------------------------------           ----------------------------------
            Mathew S. Kissner                              Bradford Wiley II



  /s/       Raymond McDaniel, Jr.               /s/        Peter Booth Wiley
---------------------------------------       ----------------------------------
            Raymond McDaniel, Jr.                          Peter Booth Wiley

                                                                    Exhibit 10.2




                                      LEASE
                                      -----

     THIS LEASE (this "Lease") is made and entered into as of the 7th day of June, 2006, by and between One Wiley Drive LLC, a New Jersey limited liability company, ("Landlord") and John Wiley & Sons, Inc., a New York corporation ("Tenant").

     NOW, THEREFORE, in consideration of the mutual promises of the parties and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties covenant and agree as follows:

                                   ARTICLE ONE

                   LEASED PREMISES AND TERM / TENANT PROPERTY
                   ------------------------------------------

     1. Landlord hereby leases to Tenant and Tenant hereby rents from Landlord that certain real property described on Exhibit "A", together with all easements, rights, licenses and privileges appurtenant thereto (collectively, the "Land"), together with that certain existing building (the "Building") containing 185,100 square feet located at One Wiley Drive in Somerset, New Jersey, and all other improvements now located on and/or to be constructed thereon (collectively, the "Improvements") (the Land and the Improvements shall collectively be referred to as the "Leased Premises" or the "Demised Premises"), all as further shown on the survey attached as Exhibit "A-1". The term (the "Term") of this Lease shall be for a period of fourteen (14) years commencing on the date (the "Commencement Date") upon which the last of the following have occurred: (i) Tenant has received all then required acceptable non-disturbance agreement(s) (as required in Article 17 below) and (ii) January 1, 2007. If the Commencement Date has not occurred by January 1, 2007 due to Landlord's failure to obtain the required acceptable non-disturbance agreement(s) then, in such event, and in addition to any and all other rights and remedies available to Tenant under this Lease, at law and/or in equity, Tenant shall have the option of terminating this Lease by delivering notice thereof. If Tenant delivers such notice, this Lease shall terminate as of the thirtieth (30th) day after Landlord's receipt of such notice unless, prior to the end of such thirty (30) day period, Landlord delivers to Tenant an acceptable non-disturbance agreement(s) (as required in Article 17 below), in which case Tenant's termination shall be null and void and this Lease shall continue in full force and effect.

     2. Notwithstanding the foregoing or any contrary provision contained in this Lease (and without otherwise limiting any other items which may belong to, and are considered to be owned by, Tenant), the parties expressly acknowledge that those items set forth on Exhibit "B" attached to this Lease which may be located at the Leased Premises (whether or not attached or affixed) shall be considered Tenant's sole and exclusive property and, in this regard, Tenant, as Tenant may from time to time desire, may remove any or all of those items listed on Exhibit "B" at any time without payment to Landlord.

                                   ARTICLE TWO

                                    BASE RENT
                                    ---------

     1. Tenant shall pay to Landlord, base rent("Base Rent") plus the amount of any use or sale tax which may be imposed by the State of New Jersey or any federal or local government on Base Rent, without notice or demand and, except as provided elsewhere in this Lease, without any setoff or deduction whatsoever, which shall be payable monthly as follows:

     Period                                            Monthly Base Rent
     ------                                            -----------------
     Months 1 through 60 following the                $75,000.00 per month
     Commencement Date

     Months 61 through 120 following the              $83,333.33 per month
     Commencement Date

     Months 121 through 168 following the             $91,666.67 per month
     Commencement Date

                                  ARTICLE THREE

                                REAL ESTATE TAXES
                                -----------------

     1. Except as provided below in this Article 3, Tenant will, at Tenant's own cost and expense, be responsible for the payment of all taxes and assessments and other charges, ordinary or extraordinary (all of which are hereinafter sometimes collectively referred to as "Impositions"), which shall be levied, charged, assessed or imposed upon the Leased Premises, or any part thereof, which are attributable to the Term of this Lease. In this regard, subject to Landlord's timely delivery to Tenant of all tax bills and assessment bills as required below, Tenant shall pay for such impositions before the assessment of any penalties. Tenant agrees to furnish to Landlord, at least ten (10) days prior to the date any penalties or interest would be assessed, proof of payment of all Impositions. If Tenant does not timely pay all Impositions in accordance with this Article, Landlord shall have the right, after first providing Tenant with written notice, to pay such sums and to collect from Tenant the entire cost of all such sums advanced.

     2. Notwithstanding the foregoing, if, (i) pursuant to Article 23 of this Lease, Landlord constructs an Additional Building on the Leased Premises or expands the Building (collectively, "Landlord's Construction") on the Leased Premises, (ii) Landlord's Construction is not for the benefit of Tenant, and
(iii) as a result of such construction the assessed value of the Building is increased (as determined by the tax assessor's notes), then, except as provided below, any increase in Impositions above the Impositions payable with respect to the Building for the real estate tax year immediately preceding Landlord's Construction which results from such increase in the assessed value of the Building as opposed to an increase in the applicable tax rate (the "Landlord's Construction Increase"), shall not be the obligation of Tenant and Landlord shall pay Landlord's Construction Increase on or before the date on which Impositions are due and payable. Once Impositions payable with respect to the Leased Premises are increased as a result of any increase applicable to all properties similar to the Leased Premises in Somerset, New Jersey, or if the assessed value of the Improvements are increased as a result of construction by Tenant pursuant to Articles 8 or 24 of this Lease, then Tenant shall pay such Impositions as provided in this Article 3.

     3. Tenant shall pay all Impositions during the Term hereof on a quarterly basis. Immediately upon receipt of all tax bills and assessment bills attributed to any calendar year during the Term hereof, Landlord shall furnish Tenant with a written statement of the actual amount of the Impositions for such year, or part thereof, together with a copy of such tax bills, and Tenant shall pay such actual amount as provided above (and Landlord shall also be responsible for any additional assessments, fees or penalties incurred if Landlord fails to timely deliver such bills). Tenant may, upon the receipt of prior written approval of Landlord, such approval not to be unreasonably withheld, and provided Tenant pays such Impositions, contest any Impositions against the Leased Premises and attempt to obtain a reduction in the assessed valuation upon the Leased Premises for the purpose of reducing any such tax assessment. In the event Landlord approves and upon the request of Tenant, but without expense or liability to Landlord, Landlord shall cooperate with Tenant and execute any document which may be reasonably necessary and proper for any proceeding. If a tax reduction is obtained, there shall be a subsequent reduction in Tenant's total payment of Impositions for such year, and any refund of Impositions received by Landlord, less Landlord's costs of obtaining such refunds, if any, shall be delivered to Tenant to the extent that such refund applies to Impositions paid by Tenant during the Term of this Lease.

                                  ARTICLE FOUR

                                    UTILITIES
                                    ---------

     1. At all times during the Term of this Lease Tenant shall obtain, at its sole cost and expense, the following:

     A. water to the Building sufficient for Tenant's purposes;

     B. electrical service lines to the Building sufficient for Tenant's purposes;

     C. regular trash removal for the Building exterior and common areas;

     D. telephone conduits to the Building; and

     E. proper waste water and sewer services.

     2. Tenant acknowledges and agrees that Landlord shall have no obligation to provide any services to Tenant or the Leased Premises and that Tenant shall be solely responsible for obtaining any and all services required by the Tenant to use and operate the Leased Premises. Notwithstanding the foregoing, Landlord shall be responsible, at Landlord's sole cost and expense, for any metering which may be required (or desired by Tenant) if Landlord constructs an Additional Building (as discussed in this Lease in more detail below).

                                  ARTICLE FIVE

                                SECURITY DEPOSIT
                                ----------------

     Landlord and Tenant acknowledge that there is no security deposit due in connection with this Lease.

                                   ARTICLE SIX

                             USE OF LEASED PREMISES
                             ----------------------

     1. Tenant may use the Leased Premises (at any and all times, as desired by Tenant) for packing and distribution, administrative offices and/or for any other ancillary use in accordance with all Laws (as defined below).

     2. Tenant shall comply with all laws, ordinances, rules, orders and regulations and all permits and approvals of any governmental authority, at any time duly in force (collectively "Laws"), applicable to any work, installation, occupancy, use or manner of use by Tenant of the Leased Premises or any part thereof.

                                  ARTICLE SEVEN

                                    INSURANCE
                                    ---------

     1. Liability Insurance. (a) At all times during the term of this Lease, Tenant shall, at Tenant's own cost and expense, provide and keep in force for the benefit of Landlord and any Fee Mortgagee(s) (as defined below) general liability policies protecting Landlord and any Fee Mortgagee(s) from and against claims for bodily injury, personal injury, death or property damage occurring on, in, or about the Demised Premises, or as a result of ownership of improvements or equipment located on the Demised Premises, in an amount per occurrence of not less than $2,000,000.00 combined single limit for any bodily injury, personal injury, death or property damage, with an additional $3,000,000 in coverage provided under an umbrella policy or policies. A certificate of insurance shall be delivered to, and left in possession of, Landlord. In addition, all such insurance to be obtained by Tenant under this Lease shall be written by a company authorized to do business in New Jersey and which has a Best's Insurance Rating of A-IX or better. Such insurance shall name as insured Landlord, Tenant and any Fee Mortgagee(s), as their interests may appear, shall include a mortgagee clause in standard form if there be a mortgage or mortgagee(s), and must contain a clause that the insurer will not cancel or change the insurance coverage without first giving Landlord thirty (30) days advance written notice. Tenant shall not self-insure for any insurance coverage required to be obtained or carried by Tenant under this Lease and any deductible amounts under any insurance policy required hereunder shall not exceed $50,000.00.

          (b) If at any time or times Tenant shall neglect to keep in force generalliability policies as aforesaid, or the other policies of insurance required under this Lease, or shall fail or refuse so to deliver to and leave with Landlord certificates of insurance with respect to such policies of insurance, as required by the provisions of this Lease, Landlord may effect such insurance as the agent of Tenant; and the amount of the premium or premiums paid for such insurance by Landlord shall be paid by Tenant to Landlord as additional rent within ten (10) days after demand therefor.

     2. Hazard Insurance. (a) At all times during the term of this Lease, Tenant shall, at Tenant's own cost and expense, keep the Improvements insured against loss or damage by fire, lightning, windstorm, hail, explosion, riot, damage from aircraft, smoke damage and war damage (when available) in an amount at least equal to the full insurable value thereof without deduction for depreciation. A certificate of insurance shall be delivered to, and left in possession of, Landlord. In addition, all such insurance to be obtained by Tenant under this Lease shall be written by a company authorized to do business in New Jersey and which has a Best's Insurance Rating of A-IX or better. Such insurance shall name as insured Landlord, Tenant and any Fee Mortgagee(s), as their interest may appear, shall include a mortgagee clause in standard form if there be a mortgage or mortgagee(s), and must contain a clause that the insurer will not cancel or change the insurance coverage without first giving Landlord thirty (30) days advance written notice. Tenant shall not self-insure for any insurance coverage required to be obtained or carried by Tenant under this Lease and any deductible amounts under any insurance policy required hereunder shall not exceed $50,000.00.

          (b) All fire and casualty insurance proceeds for which provision is hereinafter made shall be made available in accordance with applicable restoration provisions hereof, for application to the cost of demolition, restoration, repair, replacement and rebuilding of the damage which occasioned the payment of such proceeds.

          (c) If at any time or times Tenant shall neglect to keep in force policies of insurance as aforesaid, or the other policies of insurance required under this Lease, or shall fail or refuse so to deliver to and leave with Landlord certificates of insurance with respect to such policies of insurance, as required by the provisions of this Lease, Landlord may effect such insurance as the agent of Tenant; and the amount of the premium or premiums paid for such insurance by Landlord shall be paid by Tenant to Landlord as additional rent within ten (10) days after demand therefor.

     3. Workers Compensation Insurance; Automobile Liability Insurance. At all times during the Term of this Lease, Tenant shall, at Tenant's own cost and expense, provide, keep and maintain (i) workers compensation insurance in amounts required by Laws, and (ii) automobile liability insurance.

     4. Waiver. The parties hereto shall procure an appropriate clause in, or endorsement on, any fire or extended coverage insurance covering the Leased Premises (and the Building), as well as personal property, fixtures and equipment located thereon or therein, pursuant to which the applicable insurance company waives subrogation or consents to a waiver of right of recovery, and each party hereto agrees that it will not make any claim against or seek to recover from the other for any loss or damage to its property or the property of others resulting from fire or other hazards covered by such fire and extended coverage insurance. If the payment of an additional premium is required for the inclusion of such waiver of subrogation provision, each party shall advise the other in writing.

                                  ARTICLE EIGHT

                     REPAIRS AND MAINTENANCE / CAPITAL FUND
                     --------------------------------------

     1. Tenant shall, at Tenant's own cost and expense (except for Landlord's contribution to the cost of the Capital Improvements as set forth in Subparagraph 2 of this Article 8, make all repairs and/or replacements promptly when and as needed in order to insure that the Leased Premises (including the Improvements) is at all times in good condition, including but not limited to maintaining, and replacing as necessary all structural elements, exterior walls, roof, foundations, windows, electrical lines, HVAC Equipment (as defined below) and ductwork located inside and outside of the Building, sprinkler systems, driveways and parking areas.

     2. (a) Landlord hereby agrees to pay for up to $1,000,000 (the "Capital Improvement Fund") of the cost to replace the roof of the Building and the cost to repave and restrip Tenant's parking areas (collectively, the "Capital Improvements"). The Capital Improvement Fund shall be available to pay for the Capital Improvements at any time during the Term prior to the tenth (10th) anniversary of the Commencement Date.

          (b) Tenant shall perform the Capital Improvements when required, pursuant to plans and specifications approved by Landlord and employing a contractor approved by Landlord, both approvals not to be unreasonably withheld, conditioned or delayed.

          (c) If Tenant  performs  the  Capital  Improvements  pursuant  to this
Article 8, Tenant may request that Landlord disburse a portion of the Capital Improvement Fund to pay directly to Tenant's contractor the sum requested by Tenant, subject to Landlord's reasonable approval of such request and subject further to Tenant increasing its rental obligations in accordance with the procedures set forth in Exhibit "C". Tenant shall perform the Capital Improvements in accordance with all Laws and in a good and workmanlike manner.

                                  ARTICLE NINE

                 LANDLORD'S RIGHTS REGARDING THE LEASED PREMISES
                 -----------------------------------------------

     Landlord has the right during normal business hours and after providing Tenant with five (5) days prior written notice (except in case of emergency in which case Landlord can enter at any time) to enter the Leased Premises for the purpose of inspection by Landlord or any Fee Mortgagee, provided Landlord does not interfere with Tenant's use of all or any part of the Leased Premises and provided further a representative of Tenant shall be present during all inspections made pursuant to this Article. Tenant shall make a representative available for all such inspections.

                                   ARTICLE TEN

                                   ALTERATIONS
                                  ------------

     1. Tenant may from time to time, at its own expense, alter, renovate, or improve all or any part of the Leased Premises provided Landlord has consented to such alteration, renovation or improvement (collectively, an "Alteration"), which consent shall not be unreasonably withheld, conditioned or delayed. Such Alteration shall be performed in a good and workmanlike manner in accordance with all Laws, and in accordance with plans and specifications approved by Landlord, which approval shall not be unreasonably withheld, conditioned or delayed. Notwithstanding the foregoing, Tenant has the right to make Minor Alterations (as hereinafter defined) to the Leased Premises without obtaining Landlord's prior written consent (but Tenant will provide Landlord with notice accompanied by any plans and specifications which may have been prepared or, if none were prepared, then with by a narrative description of such Minor Alteration) (by email to an address to be designated by Landlord) if Tenant performs any such Minor Alteration). "Minor Alterations" means Alterations to the Leased Premises the cost of which are not in excess of $250,000.00 or which do not affect the roof or structure of the Improvements.

     2. Notwithstanding anything contained in this Lease to the contrary, Tenant shall not be required to remove any Alterations at the end of the Term of this Lease.

                                 ARTICLE ELEVEN

                            ASSIGNMENT AND SUBLETTING
                            -------------------------

     Tenant may assign, sublet or transfer this Lease and/or all or any part of Tenant's interest in this Lease and/or the Leased Premises, in any such event, to a third party (or parties), in Tenant's sole discretion (and upon such assignment, sublet or transfer, Tenant shall notify Landlord), all without Landlord's consent. No such transfer by Tenant shall release Tenant from any liability of "Tenant" under this Lease. Additionally, Tenant, in Tenant's sole discretion, may, upon notice to Landlord, mortgage or grant a security interest in this Lease and/or in any improvement, furniture, fixtures, equipment, inventory and all other property belonging to Tenant, and may also assign Tenant's rights under this Lease to any such mortgagees or holders of security interests, including their successors and/or assigns, all in accordance with
Article 34 hereof.

                                 ARTICLE TWELVE

                            SURRENDER AT END OF TERM
                            ------------------------

     1. Tenant agrees that at the time of expiration or earlier termination of this Lease, Tenant will at its sole cost and expense:

          (a) deliver the Leased Premises to Landlord in the same physical condition and repair as existed on the Commencement Date, ordinary wear and tear, condemnation, casualty or acts of Landlord or those under Landlord's control excepted; and

          (b) at the sole option of Tenant, remove any or all installations, improvements and Alterations that Tenant has made to or at all or any part of the Leased Premises. Upon removal, Tenant will repair any damage to the Leased Premises caused solely by its installation and/or removal.

     2. Tenant may remove (but shall not be required to remove) any of its trade fixtures, furnishings and equipment, provided that Tenant repairs any damage to the Leased Premises caused solely by its installation and/or removal.

                                ARTICLE THIRTEEN

                                    CASUALTY
                                    --------

     1. (a)In case of damage to or total or partial destruction (other than by reason of condemnation proceedings) of the Leased Premises, Tenant shall promptly notify Landlord of such damage or destruction and Tenant, at its expense (whether or not the net insurance proceeds are sufficient to cover the cost thereof), promptly and with due diligence shall restore, replace, repair, rebuild or alter the damaged or destroyed portions of the Leased Premises as nearly as practicable to their condition and character immediately prior to such damage or destruction. Such restoration, replacement, repair and rebuilding are sometimes referred to in this Article as the "work."

          (b) If, any casualty occurs during the last two(2) years of the Term and the restoration of the Leased Premises is estimated to take more than 180 days by a licensed, reputable, independent contractor approved by Landlord and Tenant, or completion of the restoration exceeds 180 days, then Tenant, at its election, may terminate this Lease by giving written notice to Landlord specifying a termination date therein given within sixty
     (60) days following such casualty. In such event, this Lease shall terminate on the date specified in such notice of termination (which date shall be no less than thirty (30) and no more than forty-five (45) days after the date of such notice) and (i) Tenant shall quit and surrender the Leased Premises to Landlord on or before such date in accordance with this Lease, and (ii) Base Rent, Impositions and all other items of rent (collectively, "Rent") shall be apportioned to such date. In such event, Landlord shall be entitled to receive and retain all insurance proceeds which relate to the Building ("Building Proceeds") rather than Tenant's furnishings, fixtures, equipment, inventory and Improvements (collectively, "Tenant's FF&E") which should be paid to Tenant as a result of such damage or destruction and Tenant shall have no interest in the Building Proceeds and shall assign (and hereby does assign) all of its rights therein and thereto, unto Landlord, except that Tenant shall be entitled to receive from such proceeds, reimbursement of reasonable amounts expended by it in attempting to cure a condition resulting from such casualty which (1) posed an imminent threat to the health and safety of the occupants of the Leased Premises or (2) exposed Tenant to criminal liability (of which expenditures Tenant shall furnish notice to Landlord before such expenditures are made), provided that Tenant shall not be entitled to receive such proceeds if the payment to Tenant reduces the insurance proceeds payable to Landlord. In the event the conditions set forth in the foregoing subparagraphs (i) and
     (ii) are satisfied, this Lease shall be deemed terminated and of no further force and effect and Tenant shall be relieved of any liability pursuant to this Lease from and after such termination date provided that Tenant is not then in default under this Lease beyond applicable grace periods and provided further that Tenant shall pay to Landlord the amount of any deductibles under Tenant's insurance policies. The provisions hereof with respect to such insurance proceeds shall survive the expiration or termination of this Lease. Notwithstanding anything to the contrary contained above, if Tenant terminates this Lease due to the fact that completion of the restoration exceeds 180 days, Tenant's termination shall be nullified and this Lease shall continue in full force and effect if Landlord completes such restoration within thirty (30) days after its receipt of Tenant's termination notice. If Tenant does not give such notice of termination as hereinabove provided, Tenant shall promptly proceed with the work in accordance with the terms of this Lease.

          (c) In the event that this Lease is not terminated pursuant to Subparagraph (b) above and following the estimated completion date of the restoration of the Leased Premises the Term contains less than two (2) years, then upon completion of such restoration, this Lease shall be automatically extended so that the Term shall expire on the last day of the 24th month following the completi on of the restoration of the Leased Premises.

     2. If any casualty occurs during the last year of the Term and Tenant determines, in its reasonable discretion, that the Leased Premises can no longer be operated as a viable economic unit following such casualty, then Tenant may terminate this Lease effective thirty (30) days after Tenant notifies Landlord of Tenant's determination. Upon such termination, Landlord shall be entitled to receive and retain all Building Proceeds and the amount of any deductible as provided in Subparagraph 1(b) above. If Tenant determines in its reasonable discretion that the Leased Premises may be operated as a viable economic unit following such casualty, then this Lease shall continue until the expiration of the Term of this Lease.

     3. Except as otherwise provided in this Lease, all insurance proceeds shall be paid to Tenant. Tenant shall apply the proceeds to the costs of restoration of the Leased Premises.

     4. Any work required to be performed by Tenant under this Article, shall be made subject to and in accordance with the provisions of Article 10.

     5. There shall be no abatement or reduction of fixed net rent or additional rent payable by Tenant under this Lease nor any diminution of any of Tenant's obligations under this Lease by reason of any such damage or destruction, nor by reason of any work required to be performed by Tenant under this Article, nor shall Tenant be entitled to surrender possession of the Leased Premises by reason thereof; and Tenant hereby waives all rights to such relief now or hereafter conferred upon it by any Law now in existence or hereafter enacted.

     6. If any dispute shall arise regarding any matter arising under this Article, such dispute shall be determined by arbitration in accordance with the provisions of Article 37.

     7. Notwithstanding anything to the contrary set forth in this Article, and for purposes of this Article only, the holder of any Fee Mortgage or Leasehold Mortgage shall not be permitted to retain any insurance proceeds, or otherwise direct the payment thereof for any purpose other than in connection with performing the work required under this Article.

                                ARTICLE FOURTEEN

                                  CONDEMNATION
                                  ------------

     1. Whenever used in this Article, the following words shall have the following respective definitions and meanings:

          (a) "Condemnation" or "Condemnation Proceedings" : any action or proceedings brought by competent authority for the purpose of taking the fee of the Leased Premises or any interest therein or any part thereof as a result of the exercise of the power of eminent domain, including a voluntary sale to such authority either under threat of or in lieu of condemnation or while such action or proceeding is pending, and any agreement in lieu of or in anticipation of the exercise of the power of eminent domain between Landlord and any governmental authority authorized to exercise the power of the eminent domain.

          (b) "Taking" or "Taken": the event of vesting of title to the fee of the Leased Premises or any part thereof in the governmental authority pursuant to condemnation.

          (c) "Vesting Date": the date of the Taking.

     2. In case of a Taking of more than fifty percent (50%) of the Leased Premises, this Lease shall terminate as of the Vesting Date and the Rent shall be apportioned to the date of termination.

     3. (a) In case of a Taking of fifty percent (50%) or less of the Leased Premises (a "Partial Taking"), Landlord and Tenant mutually shall determine, within sixty (60) days after the Vesting Date, whether the remaining premises (after the "Restoration" defined in Subparagraph 5 of this Article 14 and elsewhere in this Article) can economically and feasibly be used by Tenant. If Landlord and Tenant cannot agree upon such matter, it shall be determined by arbitration under the provisions of Article 37. If it is determined either by mutual consent or by arbitration that the remaining Leased Premises cannot economically and feasibly be used by Tenant, this Lease shall terminate and the Rents should be apportioned to the date of termination.

          (b) If it is determined either by mutual consent or by arbitration that the remaining Leased Premises can be economically and feasibly used by Tenant, this Lease shall continue in full force and effect as to the remaining portion of the Leased Premises subject to a reduction in the Base Rent as provided in Subparagraph 6 of this Article 14 hereof.

     4. (a) In the event of any condemnation not resulting in a termination of this Lease, the net condemnation award proceeds shall first be made available to pay for the cost of Restoration, to restore the portion of the Leased Premises not affected by the Taking, to an economically viable architectural unit. Any excess proceeds after payment for Restoration shall be paid to Landlord.

          (b) In the event of a condemnation resulting in a termination of this Lease, the net proceeds after deducting all costs and expenses incurred in connection with the prosecution of such proceedings and collection of such award, including reasonable attorneys fees and disbursements (the "net condemnation proceeds"), shall be payable to Landlord, except that Tenant shall be entitled to bring a separate action for an award or payment for the condemnation of Tenant's FF&E or for relocation or moving expenses provided the amount of the net proceeds payable to Landlord with respect to its fee interest is not diminished.

     5. If, in case of a Partial Taking, this Lease shall not terminate, Tenant, at Tenant's expense, shall commence and proceed with reasonable diligence to repair or reconstruct the Leased Premises to a complete architectural unit as nearly as possible in character and appearance as existed prior to the Taking (all of such repair or reconstruction being referred to in the is Article as "Restoration"), provided that if the cost of Restoration, as estimated by a licensed reputable, independent contractor approved by both Landlord and Tenant, shall exceed the net amount of the award available to pay Restoration costs, Tenant may, at its election, terminate this Lease by written notice to Landlord given within forty-five (45) days after receipt of such estimate unless Landlord agrees to pay the amount in excess of the award available to pay Restoration costs. The amount of the net condemnation proceeds required to pay for the cost of Restoration shall be paid to Tenant and Tenant shall apply such proceeds to the payment of the costs of the Restoration. Any net condemnation proceeds remaining after such Restoration shall be payable to Landlord.

     6. (a) In the case of a Partial Taking, if the Lease is not terminated, then the Base Rent payable under this Lease for each lease year (prorated for any period less than a year) from and after the date of the Vesting, shall be reduced by an amount equal to the product of: (i) the "Base Rent" payable for such lease years multiplied by (ii) a fraction, (x) the numerator of which shall be the amount of rentable square feet in the Leased Premises after giving effect to the Taking, and (y) the denominator of which shall be the amount of rentable square feet in the Leased Premises prior to the Taking; in each case as determined by the Real Estate Consultant, to the extent permitted by Law, as if the Leased Premises were free and clear of this Lease (the "Taken Portion Fraction"). "Real Estate Consultant" shall mean or any real estate consulting firm, with at least ten (10) years experience in the Somerset County real estate market, acceptable to Landlord and Tenant, and if Landlord and Tenant cannot agree on the selection of the Real Estate Consultant, then such selection shall be submitted for determination by arbitration under Article 37 of this Lease.

          (b) Any net condemnation proceeds resulting from a Partial Taking whether or not this Lease is terminated, shall be disbursed first to pay for the Restoration of the Leased Premises as provided in Section 14.4(a) hereof, and the balance to Landlord except that Tenant shall be entitled to bring a separate action for an award or payment for the condemnation of Tenant's FF&E or for relocation or moving expenses provided the amount of the net proceeds payable to Landlord with respect to its fee interest is not diminished.

     7. (a) In the event of a Taking of all or any portion of the Leased Premises for temporary use, the foregoing provisions of this Article shall be inapplicable thereto, this Lease shall continue in full force and effect without reduction or abatement of Base Rent and Tenant alone shall be entitled to make claim for, recover and retain any award recoverable in respect of such temporary use whether in the form of rental or otherwise. If the award is made in a lump-sum covering a period beyond the expiration of the Term, Landlord also shall be entitled to make claim for and recover the portion of the award allocable to such period. If the award is made in a lump-sum covering the entire period or substantially the entire period of such temporary use, or shall be payable in periodic installments other than monthly or more frequent installments, such award shall, to the extent reasonably determined to be necessary (assuming investment at the then current rate of obligations of similar terms backed by the full faith and credit of the United States government) to pay Rent thereafter accruing during such temporary Taking period, be paid to Landlord by the Taking authority, and Tenant shall so direct the Taking authority, and shall be credited against the payment of Rent as it becomes due. Any balance shall belong to and be paid to Tenant to the extent that it does not relate to any period beyond the expiration of the term of this Lease.

          (b) If any portion of the award for such temporary use is intended to cover the cost of Restoration of the Leased Premises or to making repairs occasioned by or resulting from such temporary use, such portion shall be paid to Tenant to cover the cost of Restoration; and any balance remaining shall belong to and be paid to Tenant. However, if such temporary use shall terminate after the expiration of this Lease, Landlord shall be entitled to retain such balance of the award intended to cover the cost of Restoration and Tenant shall not be entitled to any part thereof.

     8. In the event of a Taking of all or a portion of the Leased Premises during the Term, Landlord shall select the attorney to protest the condemnation proceedings. The settlement of such proceedings shall be subject to the approval of Landlord.

     9. The Landlord and Tenant shall cooperate to maximize the amount of the condemnation award. It is the intent of the parties hereto that where permitted under law, claims in any condemnation proceeding which either party is otherwise entitled to submit, shall be submitted as separate claims. Nothing in this Lease shall be deemed to prevent Tenant from making a separate claim for moving costs and the value of fixtures, furnishings and equipment which Tenant is deprived of as a result of a Taking.

                                 ARTICLE FIFTEEN

                                DEFAULT BY TENANT
                                -----------------

     1. Tenant shall be in default hereunder if (a) Tenant fails to pay when due Base Rent and any other sums due under this Lease and such failure shall continue for more than thirty (30) days after receipt of written notice from Landlord to Tenant, or (b) Tenant fails to observe and perform any of the other terms, covenants and/or conditions of this Lease and such default shall continue for more than thirty (30) days after receipt of written notice from Landlord to Tenant or, if such default cannot by its nature be cured within thirty (30) days, Tenant's failure to commence work thereon within thirty (30) days and diligently prosecute same to completion.

     2. Upon default by Tenant, Landlord may:

          (a) terminate this Lease, re-enter the Leased Premises and take possession thereof and remove all persons therefrom, and Tenant shall have no further claim or right hereunder; or

          (b) bring suit for the collection of Base Rent and other sums due under this Lease when and as such sums are payable under this Lease, without entering into possession of the Leased Premises or canceling this Lease (however, Landlord shall use its best efforts to mitigate its damages); or

          (c) if Landlord terminates this Lease as a result of a default by Tenant, Landlord shall then have the right, at any time, at its option, to require Tenant to pay to Landlord, on demand, as liquidated and agreed final damages in lieu of Tenant's liability under clause (b) above, an amount equal to the difference (discounted to the date of such demand at an annual rate of interest equal to the then current yield on actively traded United States Treasury bills or United States Treasury notes having a maturity substantially comparable to the remaining Term of this Lease as of the date of such termination, as published in the Federal Reserve Statistical Release for the week before the date of such termination) between (i) the Base Rent, computed on the basis of the then current annual rate of Base Rent and all fixed and determinable increases in Base Rent, which would have been payable from the date of such demand to the date when this Lease would have expired, if it had not been terminated, and (ii) the then fair rental value of the Leased Premises for the same period (taking into account reasonable expenses in order to put the same in proper repair, reasonable attorneys' fees and disbursements, reasonable brokerage fees and any and all expenses that Landlord would incur during the occupancy of any new tenant (other than expenses of a type that are Landlord's responsibility under the terms of this Lease)). Upon payment of such liquidated and agreed final damages, Tenant shall be released from all further liability under this Lease with respect to the period after the date of such demand. If, after the default giving rise to the termination of this Lease, but before presentation of proof of such liquidated damages, the Leased Premises, or any part thereof, shall be relet by Landlord for a term of one year or more, the amount of rent reserved upon such reletting shall be deemed to be the fair rental value for the part of the Leased Premises so relet during the term of such reletting.

                                 ARTICLE SIXTEEN

                               DEFAULT BY LANDLORD
                               -------------------

     If Landlord defaults in its obligation to pay for the Capital Improvements as provided in Article 8, then, provided Landlord continues to fail to pay for such Capital Improvements within thirty (30) days after receipt of Tenant's notice of such failure, Tenant shall have the right, as long as there is no continuing default by Tenant beyond any applicable notice and grace period, to deduct said unfunded amount together with interest at the Interest Rate from the date of the failure to fund by Landlord to the date of the offset herein provided against the next succeeding monthly installment(s) of Base Rent, provided, that, in no event shall Tenant deduct from the Base Rent more than 50% of the Base Rent due and payable in any month. If the Term of this Lease expires prior to Tenant's receiving the entire amount payable to Tenant pursuant to this Article, the balance shall be paid to Tenant on the expiration date of the Term, together with interest at the Interest Rate from the date of the failure to fund by Landlord to the date of receipt by Tenant.

                                ARTICLE SEVENTEEN

                                  SUBORDINATION
                                  -------------

     1. If all or any part of the Leased Premises is subject to a mortgage or underlying ground lease (an "Underlying Encumbrance" and a "Fee Mortgage") at the time this Lease commences, Landlord shall obtain from the mortgagee or ground lessor, as applicable, and deliver the same to Tenant no later than the Commencement Date, a non-disturbance agreement in recordable form referred to in Subparagraph 2 below. This Lease shall be subordinate to the lien of any Underlying Encumbrance which may now or at any time hereafter affect all or any portion of the Leased Premises or Landlord's interest therein, provided, that Tenant receives from the holder of such Underlying Encumbrance a Non-Disturbance Agreement referred to in Subparagraph 2 contemporaneous with the recording of the Underlying Encumbrance. Tenant agrees that, within fifteen (15) days after receipt of request from Landlord, it will, from time to time, execute and deliver any instrument or other document, required by any holder or potential holder of an Underlying Encumbrance to evidence the subordination of this Lease and the interest in the Demised Premises to the lien of such Underlying Encumbrance provided, that, Tenant receives a Non-Disturbance Agreement referred to in Subparagraph 2.

     2. A Non-Disturbance Agreement (a "Non-Disturbance Agreement") shall mean an agreement from the holder of any Underlying Encumbrance now or hereafter affecting the Premises, agreeing that, provided Tenant is not in default of any of its obligations hereunder beyond any applicable notice and cure period. Tenant's occupancy of the Demised Premises shall not be disturbed if Landlord's interest in this Lease shall he foreclosed, as long as Tenant attorns to and recognizes the holder of said Underlying Encumbrance, as Tenant's landlord hereunder, in accordance with all of the then executory terms and conditions of this Lease. Such Non-Disturbance Agreement shall be in such form and substance as the holder of the Underlying Encumbrance shall prescribe provided the same meet commercially reasonable standards for similar transactions.

                                ARTICLE EIGHTEEN

                                 ATTORNEYS' FEES
                                 ---------------

     In the event of any litigation arising under this Lease, the non-prevailing party shall, upon demand, reimburse the prevailing party for all costs and expenses arising therefrom, including reasonable attorneys' fees through the trial and appellate levels.

                                ARTICLE NINETEEN

                                 QUIET ENJOYMENT
                                 ---------------

     Landlord warrants that, as of the Commencement Date, Landlord is the fee simple owner and record title holder of the Leased Premises, that it has the full right, power and authority to execute this Lease, that there is (and will be throughout the Term and all renewal terms of the Lease) legal and physical access sufficient for Tenant's purposes to and from a public right-of-way, and that there is no agreement, restriction, encumbrance, easement or any other matter which would limit or reduce any of Tenant's rights under this Lease or which would increase Tenant's obligations. Also, Landlord warrants that Tenant, upon paying the Base Rent and performing and observing the terms, covenants and conditions of this Lease on Tenant's part to be performed, Tenant shall peaceably and quietly have, hold and enjoy the Leased Premises during the Term of this Lease.

     Landlord represents and warrants that there are no Fee Mortgages as of the date of this Lease.

                                 ARTICLE TWENTY

                                    INDEMNITY
                                    ---------

     1. Landlord agrees to indemnify, defend and hold Tenant harmless against any and all loss, damage, claim, demand, liability or expense, (including court costs and reasonable attorneys' fees through the trial and appellate levels) by reason of any damage or injury to persons (including death) or property which may arise or claim to have arisen as a result of, or in connection with Landlord's default and/or Landlord's negligence or willful misconduct or that of Landlord's agents, contractors, licensees, invitees, employees and/or any other party under Landlord's reasonable control.

     2. Tenant agrees to indemnify, defend and hold Landlord harmless against any and all loss, damage, claim, demand, liability or expense, (including court costs and reasonable attorneys' fees through the trial and appellate levels) by reason of any damage or injury to persons (including death) or property which may arise or claim to have arisen as a result of, or in connection with, Tenant's use or occupancy of all or any part of the Leased Premises and/or Tenant's default and/or Tenant's negligence or willful misconduct or that of Tenant's agents, contractors, licensees, invitees, employees and/or any other party under Tenant's reasonable control.

     3. Except as otherwise provided below in Section 12 of Article 33 of this Lease, in no event shall Landlord or Tenant be liable to each other pursuant to any provision of this Lease for consequential, incidental or special damages.

                               ARTICLE TWENTY-ONE

                            WAIVER OF LANDLORD'S LIEN
                            -------------------------

     Landlord hereby waives any and all lien rights it may have, statutory or otherwise, in all of Tenant's FF&E (including, without limitation, as set forth on Exhibit "B"), and Landlord gives Tenant the right to remove all or any portion of its property from the Leased Premises from time to time in Tenant's sole discretion.

                               ARTICLE TWENTY-TWO

                                MECHANICS' LIENS
                                ----------------

     Tenant shall discharge any lien, encumbrance or charge filed against the Leased Premises arising out of any work of any contractor, mechanic, laborer or material contracted for directly by Tenant. If any such lien on account of Tenant shall be filed against the Leased Premises, Tenant shall, within thirty
(30) days after notice of the filing thereof, cause the same to be discharged of record by payment, deposit, bond or otherwise. Except for those liens, encumbrances or charges for which Tenant is responsible as set forth above, Landlord shall be responsible for all other liens, encumbrances and other charges filed against the Leased Premises in connection with any work performed at or materials supplied to the Leased Premises and shall promptly remove all such liens, encumbrances and other charges, at Landlord's sole cost and expense, within thirty (30) days after its filing.

                              ARTICLE TWENTY-THREE

                LANDLORD'S CONSTRUCTION OF AN ADDITIONAL BUILDING
                -------------------------------------------------

     Landlord shall have the option ("Landlord's Construction Option") to construct additional buildings (each an "Additional Building") not attached to the Improvements on any portion of the Leased Premises ("Landlord's Construction Pad") and to expand the Building, provided Landlord complies with all of the terms and conditions of Article 36 and as set forth on Exhibit "D" attached to this Lease.

                               ARTICLE TWENTY-FOUR

                           FUTURE EXPANSION BY TENANT
                           --------------------------

     1. In the event Tenant wishes to expand the Building or lease an additional building on the Leases Premises (the "Expansion Premises"), Tenant shall notify Landlord ("Tenant's Expansion Notice") and provide Landlord with a detailed description of Tenant's requirements and of the expansion space Tenant wishes to add to the Building or to the Leases Premises. Within forty-six (46) days after receipt of Tenant's Expansion Notice, Landlord shall notify Tenant whether
(i)Landlord is willing to build the Expansion Premises, and if so, the rent and other business terms upon which Landlord will build the Expansion Premises, or
(ii) Landlord is not willing to build the Expansion Premises. If Landlord notifies Tenant that Landlord is willing to build the Expansion Premises and Tenant accepts the terms offered by Landlord, then Landlord shall build the Expansion Premises and Landlord and Tenant shall amend this Lease to reflect the parties agreement and to detail Landlord's construction obligations and all additional terms and conditions upon which Landlord shall build and Tenant shall lease the Expansion Premises. If Tenant does not accept Landlord's offer, then Landlord shall have no obligation to build the Expansion Premises.

     2. In the event that Landlord notifies Tenant that Landlord is not willing to build the Expansion Premises, then Tenant, at its option, may build the Expansion Premises at Tenant's cost and expense and the Expansion Premises shall be added to the Leased Premises without the obligation of Tenant to pay any base or fixed rent for the Expansion Premises. If Tenant elects to construct the Expansion Premises, then Tenant shall submit to Landlord for approval plans and specifications showing Tenant's construction of the Expansion Premises, which plans and specifications shall be subject to Landlord's consent, which consent shall not be unreasonably withheld, conditioned or delayed.

                               ARTICLE TWENTY-FIVE

                                     SIGNAGE
                                     -------

     It is expressly understood by Landlord that (i) all of Tenant's existing signage (both interior and exterior) (the "Existing Signage") is hereby approved by Landlord and (ii) Tenant, as Tenant may from time to time desire, may keep all or any part of such Existing Signage in place and/or may remove all or any part of such Existing Signage at any time. Further, it is expressly understood and agreed that as a material inducement for Tenant to enter into this Lease, Tenant shall also have the right to install its customary business signage on the entrance doors and throughout the interior of the Building, as desired by Tenant, provided the same is in compliance with all Laws. Tenant, at Tenant's sole cost and expense, shall also have the right to place Tenant's name ("Tenant's Building Signage") on the Building (the "Building Signage Location"), provided, (i) Landlord, acting reasonably, must first approve Tenant's Building Signage with respect to content, design, color, size, type, and format, (ii) Tenant obtains (and maintains) any and all required governmental permits in connection with Tenant's Building Signage, at Tenant's sole cost and expense,
(iii) Tenant promptly installs, and maintains, Tenant's Building Signage in good condition throughout the Term, all at Tenant's sole cost and expense, and in accordance with the terms of this Lease and plans approved in advance by Landlord, acting reasonably, and (iv) Tenant's Building Signage complies with all Laws.

                               ARTICLE TWENTY-SIX

                                     NOTICES
                                     -------

     1. All notices, demands, requests or other communications given or required to be given under this Lease ("Notice(s)") shall be in writing and shall be deemed sufficiently given or rendered (i) if delivered by hand (against a signed receipt) or (ii) if deposited in a securely fastened, postage prepaid envelope in a depository that is regularly maintained by the U.S. Postal Service, sent by registered or certified mail (return receipt requested) or (iii) if delivered by a nationally recognized overnight courier service (against a signed receipt), and in any case addressed to the party to be notified at the address for such party specified below or to such other place as the party to be notified may from time to time designate by at least five (5) days' prior notice to the notifying party.

     2. Notices shall be deemed to have been rendered or given (i) on the business day delivered, if delivered by hand or nationally recognized overnight courier service prior to 6:00 p.m. of such Business Day, or if delivered on a day other than a Business Day or after 6:00 p.m. on any day, then on the next Business Day following such delivery, or (ii) two (2) Business Days after the date mailed, if mailed as provided in this Section.

     All notices must be given to the following:

     If to Landlord:                     One Wiley Drive LLC
                                         15 Maple Avenue
                                         Morristown, New Jersey 07960
                                         Attn: General Counsel

                                         with a copy to:

                                         Thatcher Proffitt & Wood LLP
                                         25 DeForest Avenue
                                         Summit, New Jersey 07901
                                         Attn: Robert A. Klausner, Esq.

     If to Tenant:                       John Wiley & Sons, Inc.
                                         111 River Street
                                         Hoboken, New Jersey 07030-5774
                                         Attn: Gary Rinck, Esq.
                                               General Counsel

                              ARTICLE TWENTY-SEVEN

                                  INTERFERENCE
                                  ------------

     Landlord shall not use any portion of Landlord's properties in any way which interferes with the operations of Tenant. Such interference shall be deemed a material breach by Landlord, and Landlord shall have the responsibility to terminate said interference. In the event any such interference does not cease promptly, Tenant shall have the right, in addition to any other right that it may have under this Lease, at law or in equity, to enjoin such interference or to terminate this Lease.

                              ARTICLE TWENTY-EIGHT

                              ENVIRONMENTAL MATTERS
                              ---------------------

     1. Tenant agrees to comply with all Environmental Laws in connection with its use and operation of the Leased Premises. In the event that any spill or discharge of a Hazardous Substance in the Demised Premises in violation of Environmental Laws is caused by Tenant's use and occupancy of the Leased Premises, or then Tenant, at its sole cost and expense, shall remediate the Hazardous Substance in compliance with Environmental Laws (as defined below). Such remediation shall occur within ninety (90) days after Tenant receives notice of such spill or discharge, provided, that, if the remediation cannot occur within such ninety (90) day period, Tenant shall have such longer period of time as is reasonable to remediate the discharge, provided that it commences such remediation within thirty (30) days after receiving notice of the discharge and, thereafter, diligently pursues such remediation to completion. Any remediation by Tenant shall be performed by an environmental company approved by Landlord in its reasonable discretion. Landlord also expressly acknowledges that Tenant, in connection with its business activities at the Leased Premises, may bring to the Leased Premises quantities of cleaning supplies, as well as oil and batteries (lead and otherwise) used in connection with the operation of vehicles; provided, however, that Tenant shall abide by applicable Environmental Laws. Tenant will hold Landlord harmless and indemnify Landlord against and from any damage, loss, expense or liability resulting from any and all claims, damages, losses, expenses, liabilities, fines, penalties, charges, administrative or judicial proceedings and orders, judgments, remedial action, enforcement actions of any kind (and all other costs and expenses incurred in connection therewith) resulting from a breach of Tenant's obligations under this
Article 28, including, without limitation, all attorneys' fees and costs incurred as a result thereof through the trial and appellate levels, as well as with respect to Hazardous Substances located at, in or on the Leased Premises which were brought to the Leased Premises by Tenant.

     "Hazardous Substance" shall be interpreted broadly to mean any substance or material defined as hazardous or toxic waste, hazardous or toxic material, hazardous or toxic or radioactive substance, or other similar term by any federal, state or local environmental law, ordinance, regulation or rule presently in effect, as the same may be amended from time to time (the "Environmental Laws"); and it shall be interpreted to include, but not be limited to, any substance (including, without limitation, pollutants, lead, asbestos, radon and petroleum products) which after release into the environment will or may reasonably be anticipated to cause sickness, death or disease.

     2. Tenant shall deliver to Landlord within thirty (30) days of its receipt a true and complete photocopy of any correspondence, notice, report, sampling, test, order, complaint, citation or any other instrument, document, agreement and/or information submitted to, or received from any governmental entity, department or agency in connection with any Environmental Law (collectively "Environmental Correspondence") relating to or affecting Tenant, Tenant's employees and Tenant's use of the Demised Premises.

     3. Tenant shall give Landlord prompt written notice of any spill or discharge of a Hazardous Substance occurring on the Leased Premises of which Tenant has knowledge or upon Tenant's receipt of a notice of a violation or notice of potential or alleged violation of Environmental Laws by Tenant.

     4. The parties' obligations under this Article shall survive the expiration or earlier termination of this Lease.

                               ARTICLE TWENTY-NINE

                OBLIGATIONS WHICH SURVIVE EXPIRATION OF THE LEASE
                -------------------------------------------------

     The following obligations of Landlord shall survive the expiration or termination of this Lease: (a) any obligation herein permitted to be performed after the end of the termination of this Lease; (b) any obligation not reasonably susceptible of performance prior to the termination of this Lease, including but not limited to, any obligation or indemnity resulting from Landlord's default or misrepresentation; and (c) any obligation or indemnity to be performed pursuant to this Lease at or before the end of the Term or any renewal term which is not so performed.

                                 ARTICLE THIRTY

                                 RENEWAL OPTIONS
                                 ---------------

     1. Tenant shall have the option (the "First Renewal Option") of extending the Term of the Lease for one (1) additional term of five (5) years (the "First Renewal Term") by notifying (the "First Renewal Notice") Landlord in writing of its intention to exercise the First Renewal Option no later than one (1) year prior to the expiration of the original Term (the "Primary Term"). If Tenant fails to notify Landlord of its election to exercise the First Renewal Option prior to the date referred to above, Tenant will be deemed to have waived its right to exercise the First Renewal Option pursuant to this Article 30, time being of the essence with respect to the giving of such notice. Tenant's right to exercise the First Renewal Option shall be conditioned on Tenant not being in default in the payment of Rent beyond any applicable notice and grace periods (excluding any item of Rent which Tenant is contesting and is not obligated to pay prior to the contest) as of the date of its exercise of the First Renewal Option. The terms and conditions of the First Renewal Term will be as follows:

          (a) The First Renewal Term will commence immediately upon the expiration of the Primary Term and shall expire at midnight on the last day of the sixtieth (60th) calendar month thereafter.

          (b) The annual Base Rent for the First Renewal Term will be an amount equal to the annual "Fair Market Rent" (as defined in Paragraph 3 below) for the Leased Premises then being leased and occupied by Tenant as of the start of the First Renewal Term.

          (c) Except as modified by this paragraph, all provisions of the Lease will be equally applicable during the First Renewal Term, except that there will be no further First Renewal Option.

     2. Tenant shall also have the option (the "Second Renewal Option") of extending the Term of the Lease for one (1) additional term of five (5) years (the "Second Renewal Term") by notifying (the "Second Renewal Notice") Landlord in writing of its intention to exercise the Second Renewal Option no later than one (1) year prior to the expiration of the First Renewal Term. If Tenant fails to notify Landlord of its election to exercise the Second Renewal Option prior to the date referred to above, Tenant will be deemed to have waived its right to exercise the Second Renewal Option pursuant to this Article 30, time being of the essence with respect to the giving of such notice. Tenant's right to exercise the Second Renewal Option shall be conditioned on Tenant not being in default in the payment of Rent beyond any applicable notice and grace periods (excluding any item of Rent which Tenant is contesting and is not obligated to pay prior to the contest) as of the date of its exercise of the Second Renewal Option. The terms and conditions of the Second Renewal Term will be as follows:

          (a) The Second Renewal Term will commence immediately upon the expiration of the First Renewal Term and shall expire at midnight on the last day of the sixtieth (60th) month thereafter.

          (b) The annual Base Rent for the Second Renewal Term will be an amount equal to the annual Fair Market Rent (as defined in Paragraph 3 below) for the Leased Premises then being leased and occupied by Tenant as of the start of the Second Renewal Term.

          (c) Except as modified by this paragraph, all provisions of the Lease will be equally applicable during the Second Renewal Term, except that there will be no further Second Renewal Option.

     3. "Fair Market Rent" shall mean the amount of Rent a new tenant would pay for comparable space in the Building for each twelve (12) month period occurring during the First Renewal Term and Second Renewal Term (as applicable), or if no figures are available, then for comparable space in a similar building in a similar location in the Somerset, New Jersey area, determined as set forth in Paragraph 4 below. Whenever "Fair Market Rent" is determined pursuant to applicable provisions of this Lease, the determination shall also be made as to the extent of tenant improvement allowances, brokerage commissions, rent abatements or concessions or other benefits which would be made available to a new tenant (or otherwise paid to a new tenant or other third party) under then market conditions for renewal tenants. Notwithstanding the above, however, in no event shall the "Fair Market Rent" for the first twelve (12) months of the First Renewal Term (or for any subsequent twelve (12) month period), or for the first twelve (12) months of the Second Renewal Term (or for any subsequent twelve (12) month period), as applicable, ever be less than the annual Base Rent payable per square feet within the Building under this Lease for the last twelve (12) months of the Primary Term (as to both the First Renewal Term and the Second Renewal
Term).

     4. After receipt by Landlord of Tenant's First Renewal Notice or Second Renewal Notice, as applicable, Landlord and Tenant will have a period of twenty
(20) days within which to agree on the Fair Market Rent for each twelve (12) month period occurring during the First Renewal Term and the Second Renewal Term (as applicable). If Landlord and Tenant agree on the Fair Market Rent for each twelve (12) month period occurring during the First Renewal Term and the Second Renewal Term (as applicable), then they shall immediately execute an amendment to this Lease stating the agreed upon amount equal to the Fair Market Rent (for the First Renewal Term) and the Fair Market Rent (for the Second Renewal Term), as applicable. If Landlord and Tenant are unable to agree for any reason on the Fair Market Rent for each twelve (12) month period occurring during the First Renewal Term and the Second Renewal Term (as applicable) within said twenty (20) day period, then the parties agree that the current Fair Market Rent (as to that twelve (12) month period in which any such dispute occurs) will be based upon an amount as determined by a board of three (3) licensed real estate brokers. Landlord and Tenant shall each appoint one (1) broker within seven (7) days after expiration of the twenty (20) day period, or sooner if mutually agreed upon, satisfying the requirements set forth below. The two so appointed shall select a third within seven (7) days after they both have been appointed (if they are unable to do so, the same shall be appointed by a court of competent jurisdiction by motion of either Landlord or Tenant). Each broker shall be licensed in New Jersey as a real estate broker, specializing in the field of commercial leasing in Somerset, New Jersey, having no less than ten (10) years experience in such field, and recognized as ethical and reputable within his or her field. Each broker, within seven (7) days after the third broker is selected, shall submit his or her determination of the Fair Market Rent (as to that twelve (12) month period in which any such dispute occurs). The current Fair Market Rent (as to that twelve (12) month period in which such dispute occurs) for purposes of this Lease shall be the mean of the two closest rental rate determinations. In arriving at their individual determinations of Fair Market Rent for each twelve (12) month period occurring during the First Renewal Term and the Second Renewal Term (as applicable), each broker shall consider the standard set forth in Paragraph 3 above and shall also analyze all the components of the Lease, and apply to them the current market factors.

                               ARTICLE THIRTY-ONE

                                 EXISTING LEASE
                                 --------------

     1. The parties acknowledge that Tenant currently has certain rights (including the right of possession) with respect to the Leased Premises (the "Existing Premises") being leased pursuant to the "Existing Lease" (as defined below), which rights are derived from and/or in connection with that certain Agreement of Lease dated December 11, 1967 (the "Existing Lease"). In this regard, simultaneous with the Commencement Date of this Lease, Tenant shall no longer have any rights and/or interests in the Existing Premises pursuant to the Existing Lease and, in this regard, both Landlord and Tenant hereby acknowledge and confirm the following: (i) simultaneous with the Commencement Date of this Lease, the Existing Lease shall automatically terminate (the "Existing Lease Termination Date"), and (ii) notwithstanding the execution of this Lease and the termination of the Existing Lease (as stated above) on the Existing Lease
Termination Date, Landlord and Tenant shall remain liable and responsible pursuant to the Existing Lease for those obligations payment(s) which accrued prior to the Existing Lease Termination Date. Notwithstanding anything to the contrary which may be set forth in the Existing Lease, Tenant shall not be required (and Landlord does hereby forever waive any such requirement) to restore all or any portion of the Existing Premises and/or to remove any items from the Existing Premises.

     2. The provisions of this Article shall survive the termination or earlier expiration of this Lease and the Existing Lease.

                               ARTICLE THIRTY-TWO

                             CONVEYANCE OF OUTPARCEL
                            -----------------------

     Within 10 Business Days after written request by Landlord, Tenant shall execute and deliver to Landlord a bargain and sale deed without covenants against grantor's acts with respect to those parcels (collectively, the "Outparcels") shown on the survey attached as Exhibit "E" attached to this Lease. All transaction costs associated with such conveyance (excluding legal fees) shall be borne by Landlord and upon delivery of said deed, Tenant shall have no further obligations with respect to the Outparcels and Landlord shall deliver a general release to Tenant relating to the Outparcels.

                              ARTICLE THIRTY-THREE

                               GENERAL PROVISIONS
                               ------------------

     1. Merger.
        -------
     The parties agree that they have not made any commitment, statement, promise or agreement whatsoever, verbally or in writing, which is in conflict with the terms of this Lease, or which in any way modifies, varies, alters, enlarges or invalidates any of its provisions. This Lease sets forth the entire understanding between the parties and may not be changed or amended except in writing.

     2. Governing Law.
        --------------
     This Lease will be construed in accordance with the laws of the State of New Jersey.

     3. Drafting Presumption.
        ---------------------
     If there is any ambiguity in this Lease it will not be construed in accordance with any presumption against Tenant as a result of its having initially drafted this Lease.

     4. Invalidity of Particular Provision.
        -----------------------------------
     If any provision of this Lease or application of it to any persons or circumstances is, to any extent, held to be invalid or unenforceable, the remainder of this Lease, or the application of such provision to persons or circumstances other than those as to which it is held invalid or unenforceable, will not be affected, and that provision of this Lease will be valid and enforced to the fullest extent permitted by law.

     5. Estoppel Certificates.
        ----------------------
     (a) At any time and from time to time, upon not less than ten (10) days prior notice from either party to the other party, the other party shall execute, acknowledge and deliver to the requesting party a statement (or, if such other party is an entity, an authorized person of such other party shall execute, acknowledge and deliver a statement) certifying, to its best knowledge, the following: (i) the Commencement Date, (ii) the expiration date of this Lease, (iii) the date(s) of any written amendment(s) and/or modification(s) to this Lease, (iv) that this Lease was properly executed and is in full force and effect without amendment or modification, or, alternatively, that this Lease and all amendments and/or modifications thereto have been properly executed and are in full force and effect, (v) the current annual Base Rent, the current monthly installment of Base Rent and the date on which Tenant's obligation to pay Base Rent commenced, (vi) the date to which Base Rent and Impositions have been paid,
(vii) that all Capital Improvements have been completed in accordance with this Lease, except as specifically provided in the estoppel certificate, (viii) that no installment of Base Rent has been paid more than thirty (30) days in advance, or, if so, specifying such, (ix) whether Tenant is in arrears in the payment of any Base Rent, (x) whether either party to this Lease is in default beyond an applicable grace period in the keeping, observance or performance of any covenant, agreement, provision or condition contained in this Lease and/or whether an event has occurred which, with the giving of notice or the passage of time, or both, would result in a default by the other party, and, if so, specifying the nature of the default, (xi) whether Tenant has any existing defenses, offsets, liens, claims or credits against the Base Rent, or, as to either party, against enforcement of this Lease by Landlord, and, if so, specifying the nature of the same, (xii) whether Tenant has received any notice of violation of legal requirements relating to the Premises and, if so, specifying the nature of any such, (xiii) whether Tenant has assigned its interest in this Lease or its interest in all or any portion of the Leased Premises, (xiv) whether Tenant has unlawfully generated, manufactured, refined, transported, treated, stored, handled, disposed or spilled on the Leased Premises any Hazardous Substances, and (xv) any other matter reasonably requested by the party requesting the estoppel certificate, provided, that such items shall be to the best knowledge of the party delivering such estoppel certificate. Each party hereby acknowledges and agrees that such statement may be relied upon by the other party's lender or prospective purchaser, assignee or subtenant of its interest in this Lease, in the Leased Premises, or any portion thereof. Notwithstanding anything herein to the contrary: (A) if any estoppel certificate conflicts with the terms and provisions of this Lease, then the terms and provisions of this Lease shall control, and (B) delivery of an estoppel certificate shall not waive any rights or remedies of the party signing same.

          (b) Landlord agrees that it shall not request an estoppel certificate from the Tenant unless it is required by a holder or potential holder of an Underlying Encumbrance or in connection with a sale or refinancing of the Demised Premises. Tenant agrees that it shall not request an estoppel certificate unless it is necessary in connection with (i) an assignment or sublet of the Leased Premises, (ii) a sale of Tenant, or (iii) bankruptcy proceedings regarding Tenant.

     6. Reasonableness.
        ---------------
     Except as expressly provided elsewhere in this Lease, whenever Landlord's or Tenant's consent, approval or agreement is required under this Lease, the parties agree to act reasonably and in good faith.

     7. Broker.
        -------
     Landlord and Tenant represent and warrant one to the other that they have not had any dealings with any real estate broker, salesperson, firm, finder or similar agent in connection with the negotiation of this Lease. In addition, Landlord hereby agrees to indemnify and hold Tenant harmless from and against any and all liability and cost which Tenant may suffer in connection with any real estate brokers, salespersons, finders, firms or other party claiming by, through, or under Landlord, seeking any commission, fee or payment in connection with this Lease. Tenant hereby agrees to indemnify and hold Landlord harmless from and against any and all liability and cost which Landlord may suffer in connection with any real estate brokers, salespersons, finders, firms or other party claiming by, through or under Tenant seeking any commission, fee or payment in connection with this Lease.

     8. Memorandum of Lease.
        --------------------
     Landlord agrees to cooperate with Tenant in executing and recording a Memorandum of Lease reasonably acceptable to Tenant evidencing Tenant's rights under this Lease and/or Tenant's use of the Leased Premises.

     9. No Merger.
        ----------
     In no event shall the leasehold interest, estate or right of Tenant hereunder merge with any interest, estate or rights of Landlord in or to the Leased Premises, it being understood that such leasehold interest, estate and rights of Tenant hereunder shall be deemed to be separate and distinct from Landlord's interest, estate and rights in or to the Leased Premises, notwithstanding that any such interests, estates or rights shall at any time or times be held by or vested in the same person, corporation or other entity.

     10. Waiver of Trial by Jury.
         ------------------------
     To the extent permitted by law, Landlord and Tenant hereby waive trial by jury in any litigation brought by either of the parties hereto against the other on any matter arising out of or in any way connected with this Lease or the Leased Premises or the buildings and improvements thereon.

     11. Successors and Assigns.
         -----------------------
     This Lease shall be binding upon and shall insure to the benefit of the parties, their respective successors, personal representatives and assigns.

     12. Holding Over.
         -------------
     If Tenant, or any assignee or subtenant of Tenant, holds over possession of the Leased Premises beyond the expiration date of the Term, such holding over shall not be deemed to extend the Term or renew this Lease, but such holding over shall continue upon the terms, covenants and conditions of this Lease, except that Tenant agrees that the charge for use and occupancy of the Leased Premises, for each calendar month or portion thereof that Tenant holds over shall be a liquidated sum equal to one-twelfth (1/12th) of one and one-half (1 1/2) times the Base Rent required to be paid by Tenant with respect to the Leased Premises, during the Lease Year preceding the expiration date for the first sixty (60) days of the holdover and two (2) times such Base Rent after such sixty (60) day period. Such tenancy shall continue until terminated by Tenant or until Landlord shall have given Tenant at least thirty (30) days prior to the intended date of termination, written notice of intent to terminate such tenancy, which termination date must be as of the end of a calendar month. The parties recognize and agree that the damage to Landlord resulting from any failure by Tenant to timely surrender possession of the Leased Premises will be extremely substantial, will exceed the amount of the monthly Base Rent payable hereunder and will be impossible to accurately measure. If the Leased Premises are not surrendered within seven (7) days after the expiration of this Lease, Tenant shall indemnify and hold harmless Landlord against any and all losses it may incur resulting therefrom, including, without limitation, any claims made by the succeeding tenant founded upon such delay provided: (i) Landlord delivers notice to Tenant that it has an executed lease with another tenant and that the tenant under the executed lease has a termination right if Landlord fails to deliver the Demised Premises to Tenant by a certain date, and (ii) the holdover by Tenant continues for the longer of sixty (60) days after the date this Lease expires or thirty (30) days after Landlord delivers to Tenant notice of such signed lease. Nothing contained in this Lease shall be construed as a consent by Landlord to the occupancy or possession by Tenant of the Leased Premises beyond the expiration date of this Lease, and Landlord, upon said expiration date, shall be entitled to the benefit of all legal remedies that now may be in force or may be hereafter enacted relating to the immediate repossession of the Leased Premises. Tenant shall, at its sole cost and expense, take all actions required to remove any assignee or sublessee of Tenant, or other party claiming rights to the Leased Premises under or through Tenant upon the expiration or earlier termination of the Term. The provisions of this Article shall survive the expiration or earlier termination of this Lease.

     13. Nature of Landlord's Obligations.
         ---------------------------------
     Anything in the Lease to the contrary notwithstanding, no recourse or relief shall be had under any rule of law, statute or constitution or by any enforcement of any assessments or penalties or otherwise, based on or in respect of this Lease (whether for breach of any obligation, monetary or non-monetary), against any individual or entity comprising Landlord, including without limitation, the members, partners, directors, trustees, and/or officers of Landlord or of such members, partners, or trustees of Landlord (the foregoing, collectively, "Landlord Exculpated Parties") with respect to any of the provisions of this Lease. It being expressly understood that Tenant shall look solely to the estate and property of Landlord in the Leased Premises and the rents, issues, profits, awards and proceeds (whether cash proceeds are received in connection with a sale, financing, refinancing, condemnation or insurance) therefrom. No other property or assets of the Landlord Exculpated Parties shall be subject to levy, execution or other enforcement procedures for the satisfaction of tenant's claim under or with respect to this Lease, the relationship of Landlord and Tenant hereunder, or Tenant's occupancy of the Leased Premises: such exculpation of personal liability to be absolute and without any exception whatsoever. In the event Landlord transfers all of its interest in the Leased Premises, and provided that any such transferee or assignee shall have executed and delivered to Tenant an assumption of all of Landlord's obligations under this Lease, the Landlord herein named shall be automatically freed and relieved from and after the date of such transfer of all liability as respects the performance of any of Landlord's covenants and agreements arising thereafter under this Lease, and such assuming transferee or assignee shall be thereafter automatically bound by all of such covenants and agreements, it being intended that Landlord's covenants and agreements shall be binding on Landlord, its successors and assigns only during and in respect of their successive periods of such ownership, provided, however, that no such transfer of interest in the Leased Premises Property or any part thereof shall relieve Landlord of liability under this Lease for any obligation arising hereunder prior to such transfer. This Section 13 of Article 33 shall survive the expiration or sooner termination of this Lease and shall inure to the benefit of Landlord's successors and assigns and their respective directors, officers, shareholders, partners, trustees and member.

     14. Contain Definitions
         -------------------

          (a) "Business Day" shall mean all days, excluding Saturdays, Sundays and all days observed as holidays by the State of New Jersey, the federal government or the labor unions servicing the Leased Premises.

          (b) "HVAC Equipment" shall mean the heating, ventilating and air conditioning equipment servicing the Building.

          (c) "Interest Rate" shall mean the lesser of (x) 15% per annum and (y) the maximum rate permitted by law.


                               ARTICLE THIRTY-FOUR

                               LEASEHOLD MORTGAGE
                               ------------------

     1. (a) Tenant may mortgage or pledge its leasehold interest in and to the Leased Premises under this Lease ("Leasehold Mortgage"), and assign it as collateral security for a loan or loans for any purpose whatsoever, without the prior written consent of Landlord, provided only that the following conditions are complied with:

                    (i) Tenant is not then in default under the terms of this Lease beyond the expiration of the applicable grace period.

                    (ii) any  such  Leasehold  Mortgage  shall  be  subject  and subordinate to all the agreements, terms, covenants and conditions of this Lease, subject to the provisions of this
               Article 34, and such Leasehold Mortgage shall be subject and subordinate to any Mortgage; provided, however, that the holder of such Leasehold Mortgage shall be entitled to the benefits of the Non-Disturbance Agreement(s) as provided in Article 17;

                    (iii) a copy of any such Leasehold  Mortgage and the note or bond secured thereby shall be delivered to Landlord within thirty
               (30) days after the execution and delivery thereof; and

                    (iv) any such Leasehold Mortgage is made to and for the benefit of an Institutional Lender.

         (b) Any loan or loans made by a Leasehold Mortgagee and secured by a Leasehold Mortgage shall be upon such payment terms as Leasehold Mortgagee may require.

     2. (a) If the holder of any Leasehold Mortgage ("Leasehold Mortgagee"), or any affiliated designee or nominee thereof, acquires the leasehold estate of Tenant pursuant to this Lease, either through enforcing its remedies under such Leasehold Mortgage or directly from Landlord pursuant to this Lease, the Leasehold Mortgagee or its affiliated designee or nominee may thereafter assign or transfer this Lease as provided in Article 11.

         (b) No Leasehold Mortgagee shall become liable under this Lease unless and until it becomes the owner of the leasehold estate hereunder, and then only for liabilities first arising after taking ownership; and such Leasehold Mortgagee shall be relieved of any liability under this Lease arising from and after the effective date of an assignment by Leasehold Mortgagee of its interest herein.

     "Institutional Lender" shall mean shall mean a bank, savings and loan association, insurance company, trust company, college or university fund, pension fund of a public corporation listed on a national securities exchange, or a Federal, state or municipal pension or retirement fund or a publicly traded REIT, which makes loans on real estate or personal property fixtures, equipment, etc., in the ordinary course of such institution's business, which entity has a net worth in excess of Five Hundred Million ($500,000,000) Dollars.

     3. (a) If Tenant executes a Leasehold Mortgage and the Leasehold Mortgagee sends or causes to be sent to Landlord a true copy thereof, together with written notice specifying the name and mailing address of such Leasehold Mortgagee, then, in order to be effective, a copy of each notice of default and/or termination given to Tenant under this Lease shall be delivered by Landlord to Leasehold Mortgagee contemporaneously and in the same manner as such notice is delivered to Tenant. Landlord shall accept performance by the

Leasehold Mortgagee within the time specified herein as timely performance by Tenant. Provided the Leasehold Mortgagee shall (i) cure within the time period provided herein any default in payment of Rent, (ii) prosecute the curing of all other defaults in the performance or observance by Tenant of any other obligations, covenant or provision of this Lease within the required grace period, (iii) continue to timely pay or cause the Rent to be paid as provided in this Lease, Landlord shall not exercise any right or remedy provided for herein which would adversely affect the right of the Leasehold Mortgagee with respect to the use of insurance or condemnation proceeds and/or the Landlord's Tax Account. Such default shall be deemed cured and any notice of termination given by Landlord shall be deemed nullified if, within the prescribed period set forth above, the Leasehold Mortgagee shall have: (i) paid to Landlord all past due Rent and (ii) cured any other defaults by Tenant hereunder that are capable of being cured by Leasehold Mortgagee (it being agreed that provided all defaults curable by Leasehold Mortgagee are cured and the Leasehold Mortgagee shall have acquired possession of the Leased Premises, any defaults of Tenant not susceptible to cure by Leasehold Mortgagee or its assignee or designee (but excluding Tenant) shall be deemed waived as to such Leasehold Mortgagee).

          (b) Nothing contained in this Article shall be deemed to require the Leasehold Mortgagee to commence or continue the cure of any default by Tenant, or any foreclosure or other proceedings or, in the event that the Leasehold Mortgagee shall acquire possession of the Leased Premises, to continue in possession.

          (c) Provided that the Leasehold Mortgage is in full force and effect, from and after the date that Landlord receives from the Leasehold Mortgagee the noticeset forth in subparagraph (a) above, Landlord and Tenant shall not modify or amend the terms, covenants and conditions of this Lease without the prior written consent of the Leasehold Mortgagee, which shall not be unreasonably withheld or delayed.

          (d) In case of termination of this Lease by reason of a default by Tenant beyond any applicable notice and grace period, Landlord shall, upon request of Leasehold Mortgagee given to Landlord within thirty (30) days after such termination, enter into a new lease of the Leased Premises with the Leasehold Mortgagee or with its designee or nominee, for the remainder of the Term, at the Rent herein reserved and upon all of the covenants, conditions, limitations and agreements herein contained. If more than one Leasehold Mortgagee shall request such new lease, then the request of the senior Leasehold Mortgagee in priority shall be binding upon the other Leasehold Mortgages and such new lease shall be made with and delivered to the senior Leasehold Mortgagee (or its nominee or designee) whose mortgage is prior in lien to those of any others, as confirmed by written confirmation from a nationally recognized title company reasonably satisfactory to Landlord, without regard to the time of request. Upon execution and delivery of such new lease, Landlord shall assign and transfer to the tenant under the new lease, without recourse, all of the Landlord's right, title and interest in and to all subleases theretofor assigned and transferred to Landlord. Leasehold Mortgagee's right to a new lease shall be subjec t to the condition that Leasehold Mortgagee or its designee or nominee shall agree to perform and observe all of the other covenants and conditions herein contained on Tenant's part to be performed to the extent that Tenant shall have failed to do so, including the payment of all accrued but unpaid Rent hereunder, provided same are susceptible of performance by a successor tenant.

          (e) The new lease granted by Landlord as provided in this Section shall have the same priority of title as this Lease, subject to any liens, encumbrances, defects or deficiencies created or suffered to be created by Tenant and any statutory liens which are beyond the control of Landlord. Provided Leasehold Mortgagee elects to take a new Lease as provided herein, between the dates on which the Lease is terminated and the new lease becomes effective, not to exceed sixty (60) days, Landlord shall not (except in cases involving what Landlord deems to be an emergency necessitating action) alter the Leased Premises without the prior written approval of Leasehold Mortgagee, such approval not to be unreasonably withheld or delayed. From and after the effective date of such new lease, Leasehold Mortgagee or its designee or nominee may assign its interest in the Leased Premises as provided in this Article.

     4. Landlord and Tenant agree, for the benefit of any Leasehold Mortgagee, that so long as a Leasehold Mortgage shall encumber the Leased Premises, the right of election arising under Section 365(h)(1) of the Bankruptcy Code, 11 U.S.C. ss. 365(h)(1) may be exercised by Leasehold Mortgagee and not by Tenant. Any exercise or attempted exercise of such right of election by Tenant shall be void.

                               ARTICLE THIRTY-FIVE

                               TENANT EXCULPATION
                               ------------------

     Notwithstanding anything to the contrary contained in this Lease, Tenant's officers, directors, employees and shareholders shall not be liable for any of the obligations of Tenant under this Lease.

                               ARTICLE THIRTY-SIX

                           TENANT'S PATRIOT ACT STATUS
                           ---------------------------

     1. Tenant has advised Landlord that Tenant has been designated as a Patriot Act Compliant Company ("PAC Company"). Tenant has also advised Landlord that in order to maintain its status as a PAC Company, the parking areas serving the Leased Premises must be secured in a manner which will ensure that Tenant shall have exclusive access to the parking areas and the adjoining areas leading from the parking area to the loading dock and to the docking areas where Tenant loads trucks (all of such areas being collectively referred to as the "Secure Areas"). Landlord may not construct or install any public or shared driveway in or around the Building or in any other location which could affect a Secure Area or Tenant's status as a PAC Company.

     2. In the event that Landlord expands the Building, Landlord agrees that Landlord shall not take any steps which may affect Tenant's status as a PAC Company. If, in order to expand the Building, it is necessary for Landlord to reconfigure the Building or the parking areas, then Landlord shall take all steps reasonable necessary at Landlord's sole cost and expense, to restore the Leased Premises so that Tenant shall be restored to a PAC Company.

                              ARTICLE THIRTY-SEVEN

                                   ARBITRATION
                                   -----------

     1. Wherever in this Lease it is provided that any question shall be determined by arbitration as provided in this Article, or if a dispute shall arise between the parties and Landlord wishes to submit the matter to arbitration as herein provided, such question shall be settled and finally determined by arbitration in the County of Somerset and State of New Jersey, as follows:

          (a) Landlord and Tenant each shall appoint an arbitrator within ten days after either of them shall have requested arbitration. If either Landlord or Tenant shall have failed to appoint an arbitrator within such period of time and thereafter shall have failed to do so within a period of five days after notice by the other party (who shall have appointed an arbitrator) requesting the appointment of such arbitrator, then such arbitrator shall be appointed by a Judge or Justice of the highest state appellate court having jurisdiction in the County in which the arbitration is to be held. If such Judge or Justice refuses to appoint an arbitrator, he shall be appointed by the American Arbitration Association or its successor.

          (b) The two arbitrators appointed as above provided shall select a third arbitrator and if they fail to do so within ten days after their appointment, such third arbitrator shall be appointed as above provided for the appointment of an arbitrator where either party fails to do so.

          (c) Each arbitrator so selected shall have at least ten (10) years' experience in the subject matter of the dispute, and no arbitrator shall be a person who is or has been an employee of Landlord or Tenant during the five-year period immediately preceding his appointment.

          (d) The three arbitrators, selected as aforesaid, shall convene and commence hearings within ten days after the appointment of the third arbitrator and shall proceed to conclude such hearings within a reasonable time thereafter. The decision of such arbitrators shall be in writing and made within ten (10) days after the final hearing unless such time is extended by agreement of the parties to the arbitration; and the vote of the majority of them shall be the decision of all and binding upon Landlord and Tenant. Duplicate original counterparts of such decision shall be sent by the arbitrators to both Landlord and Tenant.

          (e) The arbitrators, in arriving at their decision, shall consider all testimony and documentary evidence which may be presented at any hearing as well as relevant facts and data which the arbitrators may discover by investigation and inquiry outside of such hearings. The parties to the arbitration shall have the right to be represented by counsel and to cross-examine witnesses. Landlord and Tenant shall each pay the fee of the arbitrator appointed by it or on its behalf and the fee of its attorney. All other expenses of the arbitration (including without limitation the fee of the third arbitrator) shall be borne equally by Landlord and Tenant unless the arbitrators shall decide upon a different allocation.

          (f) In the event the arbitrators shall hold against Tenant's position taken in the arbitration proceeding, the time of Tenant to comply with the provision of this Lease which Tenant had failed to comply with pending the determination of such arbitration shall (provided Tenant shall have otherwise complied with all of its other obligations under this Lease in the interim period except, to the extent permitted by this Lease, any such other obligation with respect to which an arbitration proceeding has been commenced) be equal to any time period otherwise provided with respect thereto in this Lease (other than any obligation requiring the payment of money, in which case said period shall be five (5) Business Days), commencing upon receipt of the arbitrato rs' award. Tenant's failure to comply with the matter in dispute prior to the date of the arbitrators' award shall not constitute a default under this Lease, nor shall Tenant be deemed in default with respect to any matter which is determined adversely to Tenant but with respect to which any applicable grace period has not yet expired. Notwithstanding anything herein to the c ontrary, in the event a dispute arises concerning the payment of Rent or otherwise which is submitted to arbitration, Tenant shall continue to pay Rent claimed by Landlord to be due, until the matter is determined by arbitration. If the amount of Rent paid by Tenant exceeds the amount determined to have been payable, Landlord shall promptly reimburse Tenant for such excess amount.

          (g) The provisions of this Article shall apply only to those matters which, pursuant to the express terms hereof, are to be arbitrated. The arbitrators shall have no authority to decide matters beyond the scope of the matters specifically made subject to arbitration hereunder. Without limiting the generality of the foregoing, in no event shall any disputes regarding the amount or payment of Base Rent payable hereunder be subject to arbitration, nor shall Landlord's recourse to summary proceedings be subject to arbitration.

                              * * * * * * * * * * *

     IN WITNESS WHEREOF, the parties have executed this Lease as of the date first above written.

                                          LANDLORD:

                                          ONE WILEY DRIVE LLC,
                                          a New Jersey limited liability company


                                          By:  ---------------------------------
                                          Name:  -------------------------------
                                          Title:  ------------------------------

                                          TENANT:

                                          JOHN WILEY & SONS, INC.,
                                          a New York corporation

                                          By:  ---------------------------------
                                          Name:  -------------------------------
                                          Title:  ------------------------------

                                   EXHIBIT "A"
                                   -----------

                                 LEASED PREMISES

                                  EXHIBIT "A-1"
                                  -------------

                                     SURVEY




































                                      A-1-1

                                   EXHIBIT "B"
                                   -----------

                                TENANT'S PROPERTY

1.  Generator

2.  Mezzanine

3.  Warehouse Racks

4.  Computers

5.  Video Conferencing Equipment

6.  Security System which includes the camera system and card access system

7.  Conveyor System

8. Warehouse Equipment which includes elevators, dock locks, screen doors, baler

9. Cafeteria Equipment which includes refrigerators, oven, ice maker, sandwich unit, freezer, griddle, convection oven

10. Lektreiver

11. Office Furniture and Partitions

12. Telephone Equipment including telephone switch

13. UPS Equipment and Printers

14. Servers

15. Liebert A/C Units

16. Data and Telecom Cables

                                   EXHIBIT "C"
                                   -----------

                     Rent Increase From Capital Improvements
                     ---------------------------------------

Tenant's Base Rent shall be increased as set forth below as of the 1st of month following completion of the Capital Improvements. The Base Rent shall increase by the Wiley Additional Monthly Rent calculated as follows:

     A. Total Cost: The actual cost of the Capital Improvements (not to exceed $1,000,000), plus Landlord's financing rate (increased by 50 basis points) at the time of the disbursement of the funds by Landlord to Tenant. The financing rate shall be agreed upon by Landlord and Tenant. If the parties are unable to agree upon the financing rate, the rate shall be determined by arbitration pursuant to Article 37 of the Lease.

     B. Useful Life It is the manufacturer's and the supplier's written estimate of the Capital Improvements' useful life assuming normal maintenance.

     C. Wiley Remaining Lease Term It is calculated in years, months and days from the 1st of the month following completion of the Capital Improvements.

     D.   Wiley Share is calculated by multiplying A x (C/B) = D

     E.   Estimated Wiley Additional Monthly Rent calculation for its share:

          D / C (stated in years and fractions thereof) / 12= Estimated Monthly Additional Rent

a. Total Cost: The cost includes the Landlord's financing cost. If we assume that the market interest rate is 6% (this of course would vary depending on market conditions) and that the useful life of the improvements is 15 years, then the constant to self-amortize the improvements is 10.13%. Add the 50 basis point margin = 10.63% as the financing cost premium. Therefore, the calculation of the Landlord's cost is as follows:

            Improvement Costs         $1,000,000
            Times Constant              x 10.63%
                                        --------
            Annual Costs                $106,300
            Time Useful Life             x 15yrs
                                        --------
            Total Cost to Landlord    $1,594,500

            A - $1,594,500

b. Useful Life: Assume 15 Years; therefore

            B = 15 Years

c. Wiley Remaining Lease Term: Assume it is 10 years

            C = 10 Years

d. Wiley Share: A x (C/B) = D; therefore

            A =             $1,594,500
            x C              x 10 yrs.
            /B                / 15 yrs
                              --------
            D =             $1,063,000

e. Estimated Wiley Additional Monthly Rent: (D/C/12)

            D =             $1,063,000
          / C                 / 10 yrs
                              --------
         Yr Rent             $ 106,300
         / 12                 / 12 mos
                              --------
         Mo Rent               $ 8,858

                                   EXHIBIT "D"
                                   -----------

                 REQUIREMENTS FOR LANDLORD'S CONSTRUCTION OPTION

     A. In the event Landlord elects to exercise Landlord's Construction Option, Landlord shall give Tenant written notice ("Landlord's Construction Notice") advising Tenant of Landlord's election and detailing all of the material terms (including rent) on which Landlord would lease such additional space ("Option Space") to Tenant. Tenant shall have a period of thirty (30) days following receipt of Landlord's Construction Notice to determine whether to accept or reject Landlord's offer with respect to the Option Space. If Tenant accepts Landlord's offer, then Landlord shall build the Option Space in accordance with Landlord's Construction Notice and Landlord and Tenant shall amend the Lease to reflect the parties' agreement and to detail Landlord's construction obligations and all additional terms and conditions upon which Landlord shall build the Option Space and Tenant shall lease the Option Space.

     B. In the event Tenant delivers to Landlord written notice that Tenant has elected to reject Landlord's offer to lease the Option Space or Tenant fails to respond to Landlord's Construction Notice within the time period specified above, then Landlord's offer shall be deemed rejected and Landlord shall be free to lease the Option Space or a portion thereof to an unrelated third party on the terms set forth in Landlord's Construction Notice or other terms and conditions which may not be less favorable to Landlord by ten percent (10%) or more without the requirement for resubmission to Tenant of a revised offer for the Option Space. If the terms are less favorable to Landlord by ten percent (10%) or more, then Landlord must submit to Tenant a revised offer for the Option Space and Tenant shall have a period of ten (10) days to accept or reject such revised offer.

     In the event that Landlord does not enter into a lease for the Option Space within 180 days after the date of Landlord's Construction Notice, no subsequent lease of the Option Space or a portion thereof may be made unless the provisions of this Article are again satisfied.

     C. If Landlord has elected to exercise Landlord's Construction Option by constructing any structure other than a "Separate Building" (as defined below), then Landlord shall give Tenant written notice ("Landlord's Construction Option Notice") of such intention, together with the preliminary site plans Landlord intends to submit for approval to the local governmental authority, which site plans shall show all parking areas and all other intended improvements (the "Other Site Improvements") on the Leased Premises (the Additional Building and the Other Site Improvements shall, collectively, be referred to as the "Additional Improvements" and all work necessary to complete the Additional Improvements shall be referred to, collectively, as "Landlord's Work"). (All items required to be delivered by Landlord with Landlord's Construction Option Notice shall be referred to, collectively, as the "Preliminary Site Plans.")

     D. Tenant shall have sixty (60) days from its receipt of a complete proper set of the Preliminary Site Plans to approve or disapprove the same, acting reasonably. Any disputes between Landlord and Tenant relating to this Paragraph shall be settled by arbitration in accordance with Article 37 of the Lease.

     E. A "Separate Building" shall mean a building constructed by Landlord which:

               (i) has full vehicle and pedestrian access to and from Landlord's Construction Pad to a publicly dedicated right-of-way, without the need to enter upon the entrance ways and parking areas servicing the existing Building, (ii) shall not prevent the existing Building and the balance of the Leased Premises from having full unencumbered and unimpeded vehicle and pedestrian access to and from a publicly dedicated right-of-way, without the need to enter upon Landlord's Construction Pad, (iii) has sufficient parking for the Additional Building, as required by law, without the need to utilize any other parking at the Leased Premises, (iv) will not cause, when completed, any portion of the existing Building and/or the balance of the Leased Premises to be in non-compliance with then existing law, rules and regulations, (v) provides for all utilities and utility lines to be separately metered from the balance of the Leased Premises, all at Landlord's sole cost and expense, and (vi) shall not affect in any way Tenant's status as a PAC Company or any Secure Area or interfere or otherwise limit any of Tenant's rights granted under the Lease (except for a restriction as to Tenant's expansion rights due to the construction of additional floor area on the Leased Premises) and/or the use of the balance of the Leased Premises in any respect whatsoever (except for the area on which the Additional Building and Other Site Improvements are located).

     F. Before commencing any work, Landlord shall apply for and obtain all applicable building permits for all of Landlord's Work. Upon commencement of construction of Landlord's Work, Landlord shall diligently continue construction of Landlord's Work (without interference to the balance of the Leased Premises) until completion in accordance with the Preliminary Site Plans and the terms of this Lease and, thereafter, shall promptly obtain the governmental authorities' certificate of occupancy for the Additional Building and all of Landlord's Work.

     G. In the event Landlord exercises Landlord's Construction Option by constructing an Additional Building on Landlord's Construction Pad, then, in such event, as of the date on which Tenant approves Landlord's Work or Landlord's Work is deemed approved, (i) Landlord's Construction Pad shall no longer be considered a portion of the Leased Premises (ii) Landlord (and not Tenant) shall be solely responsible, at Landlord's sole cost and expense, for all maintenance of Landlord's Construction Pad, as well as for all of the Additional Improvements, in order to ensure that Landlord's Construction Pad and all of the Additional Improvements are at all times throughout the term in good, tenantable and proper working order and condition. Landlord and Tenant shall modify the Lease to remove the Construction Pad from the Leased Premises and amend any provisions that should be modified in connection with the removal of this Construction Pad.

     H. Landlord shall operate any Additional Building in a first class manner and shall impose reasonable regulations on tenants of any Additional Building designed to prevent any interference with the operations of other tenants.

     I. Landlord agrees to indemnify, defend and hold Tenant harmless against any and all loss, damage, claim, demand, liability or expense, (including court costs and reasonable attorneys' fees through the trial and appellate levels) by reason of any damage or injury to persons (including death) or property which may arise or claim to have arisen as a result of, or in connection with Landlord's exercise of Landlord's Construction Option and/or Landlord's default and/or Landlord's negligence or willful misconduct or that of Landlord's agents, contractors, licensees, invitees, employees and/or any other party under Landlord's reasonable control.

     J. Landlord and Tenant shall enter into an agreement providing for the maintenance obligations of each party with respect to the Additional Building and the Leased Premises, and such other matters as Landlord and Tenant may deem necessary, acting reasonably and in good faith.

     K. The provisions contained in this Paragraph are binding on the parties' successors and assigns.

                                   EXHIBIT "E"
                                   ----------

                            SURVEY SHOWING OUTPARCELS

                                                                   Exhibit 10.16




                             JOHN WILEY & SONS, INC.
                             -----------------------


              FY 2007 QUALIFIED EXECUTIVE LONG TERM INCENTIVE PLAN
              ----------------------------------------------------


                                  PLAN DOCUMENT
                                  -------------




                                  CONFIDENTIAL
                                  ------------





                                   MAY 1, 2006
                                   -----------

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

plan:  This FY 2007 Qualified Executive Long Term Incentive Plan.

shareholder plan:  The Company's 2004 Key Employee Stock Plan.

plan period: The three year period from May 1, 2006 to April 30, 2009, or a portion of this period, at the discretion of the CC.

Compensation Committee (CC): The committee of the Company's Board of Directors responsible for the review and approval of executive compensation.

performance target: A participant's objective to achieve specific financial goals for the plan period, as approved by the CC. A performance target comprises all of the financial goals for the business criteria in a business unit.

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

performance levels
     threshold: The minimum acceptable level of achievement of a financial goal in order to earn a payout, expressed as a percentage of target ( e.g., 95% of target.)

     target: Achievement of the assigned financial goal-100%.

     outstanding: Superior achievement of a financial goal, earning the maximum payout, expressed as a percentage of target (e.g., 115% of target.)

target incentive: A targeted number of restricted performance shares that a participant is eligible to receive if 100% of his/her/her applicable performance targets are achieved and the participant remains employed by the Company through April 30, 2011, except as otherwise provided in Section VIII.

stock: Class A Common Stock of the Company.

restricted performance: share A share of stock issued pursuant to this plan and the shareholder plan that is subject to forfeiture. In the shareholder plan, such stock is referred to as "Performance-Based Stock."

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

B. Each participant is assigned performance targets for one or more business units, based on the participant's position, responsibilities, and his/her ability to affect the results of the assigned business unit. For each participant, each business unit is assigned a weight, such that the sum of the weights of all business units for a participant equals 100%. Collectively, all business unit performance targets constitute the participant's plan period objectives.

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


               VI. RESTRICTED PERFORMANCE SHARES AWARD PROVISIONS
                   ----------------------------------------------

          A. Restricted performance shares, equal to a participant's target incentive, shall be determined at the beginning of the plan period. In addition to the terms and conditions set forth in the shareholder plan, the restricted period for the plan-end adjusted restricted performance shares award shall be as follows: subject to continued employment except as otherwise set forth in the shareholder plan, the lapse of restrictions on one-half of the restricted performance shares awarded will occur on the first anniversary of the plan period end date (April 30, 2010) at which time the participant will receive a stock certificate in a number of shares equal to one-half of the restricted performance shares awarded with the restrictive legend deleted, and the lapse of restrictions on the remaining half will occur on the second anniversary of the plan period end date (April 30, 2011) at which time the participant will receive a new stock certificate in a number of shares equal to the remaining half with the restrictive legend deleted.

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

D. In the event of a participant's retirement, all plan-end adjusted restricted performances share awards earned, but not yet vested, will automatically vest, and will be paid out in cash based on the fair market value on the next fiscal year end, if approved by the CC, in its sole discretion. Any plan-end adjusted restricted performances share award that would have been earned by the participant in the year of retirement may be paid out in cash based on the fair market value on the next fiscal year end, if approved by the CC, in its sole discretion.

E. In the event of constructive discharge or without cause termination following a Change of Control, as that term is defined in the shareholder plan, all "target" restricted performance shares vest to the participant, or at the CC's option, payment will be made of the value of the "target" restricted performance shares based on the fair market value on the effective date of the Change of Control.

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

                                                                   Exhibit 10.17




                             JOHN WILEY & SONS, INC.
                             -----------------------


                FY 2007 QUALIFIED EXECUTIVE ANNUAL INCENTIVE PLAN
                -------------------------------------------------


                                  PLAN DOCUMENT
                                  -------------




                                  CONFIDENTIAL
                                  -------------





                                   MAY 1, 2006
                                   -----------

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

plan:  This FY 2007 Qualified Executive Annual Incentive Plan.

shareholder plan:  The Company's 2004 Executive Annual Incentive Plan.

plan period: The twelve-month period from May 1, 2006 to April 30, 2007, or a portion of this period, at the discretion of the CC.

Compensation Committee (CC): The committee of the Company's Board of Directors responsible for the review and approval of executive compensation.

performance target: A participant's objective to achieve specific financial goals for assigned business criteria in the plan period, as approved by the CC. A performance target comprises all of the financial goals for the business criteria in a business unit.

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

     revenue (business): Gross annual revenue, net of actual returns.

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

     special cash flow: Gross collections on accounts receivable less operating expenses.

     Contribution to profit: Operating income before support costs.

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

base salary: A participant's base salary as of July 1, 2006, or the date of hire or promotion into the plan, if later, adjusted for any amount of time the participant may not be in the plan for reasons of hire, death, disability, retirement and/or termination.

payout: Actual gross dollar amount paid to a participant under the plan, if any, for achievement of assigned performance targets, as further discussed in this plan.

total annual incentive opportunity: The total target amount that a participant is eligible to receive from all annual incentive plans, including this plan.

target incentive percent: The percent applied to the participant's total annual incentive opportunity to determine the target incentive amount for this plan. Generally, for the plan period 2007, the target incentive percent for this plan is 75%.

target incentive amount: The amount that a participant is eligible to receive if he/she achieves 100% of his/her performance targets for a business unit. The sum of the target incentive amounts for all business units assigned to a participant is the total target incentive amount.


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

     B. Each participant is assigned performance targets for one or more business units , based on the participant's position, responsibilities, and his/her ability to affect the results of the assigned business unit. For each participant, each business unit is assigned a weight, such that the sum of the weights of all business units for a participant equals 100%. Collectively, all business unit performance targets constitute the participant's plan period objectives.

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

                                                                   Exhibit 10.18




                             JOHN WILEY & SONS, INC.
                             -----------------------


          FY 2007 EXECUTIVE ANNUAL STRATEGIC MILESTONES INCENTIVE PLAN
          ------------------------------------------------------------


                             ADMINISTRATIVE DOCUMENT
                             -----------------------




                                  CONFIDENTIAL
                                  ------------





                                   MAY 1, 2006
                                   -----------

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

Company:  John Wiley & Sons, Inc.

plan: The Company's Fiscal Year 2007 Executive Annual Strategic Milestones Incentive Plan described in this document and any written amendments to this document.

plan year: The twelve month period from May 1, 2006 to April 30, 2007, or a portion of this period, at the discretion of the CC.

Compensation Committee (CC): The committee of the Company's Board of Directors responsible for the review and approval of executive compensation.

strategic milestone: A participant's objective to achieve specific results for FY 2007, including interim revised strategic milestones, if any, as approved and communicated in writing, as described in Sections IV and V below. Strategic milestones are leading indicators of performance.

participant: A person selected to participate in the plan.

base salary: The participant's base salary as of July 1, 2006, or the date of hire or promotion into the plan, if later, adjusted for any increases or decreases during FY 2007, on a prorated basis, and adjusted for any amount of time the participant may not be in the plan for reasons of hire, death, disability, retirement and/or termination.

payout: Actual gross dollar amount paid to a participant under the plan, if any, for achievement of strategic milestones, as further discussed in this plan.

total annual incentive opportunity: The total target amount a participant is eligible to receive from all annual incentive plans, including this plan.

target incentive percent: The percent applied to the participant's total annual incentive opportunity to determine the target incentive amount for this plan. Generally, for the plan year 2007, the target incentive percent for this plan is 25%.

target incentive amount: The amount, if any, that a participant is eligible to receive if he/she achieves 100% of his/her strategic milestones.

summary evaluation levels
     threshold: The minimum acceptable level of achievement of strategic milestones. If threshold performance is achieved against all strategic milestones, a participant may earn 25% of the target incentive amount for which he/she is eligible.

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


                               II. PLAN OBJECTIVES
                                   ---------------

The purpose of the FY 2007 Executive Annual Strategic Milestones Incentive Plan is to enable the Company to reinforce and sustain a culture devoted to excellent performance, reward significant contributions to the success of Wiley, and attract and retain highly qualified executives.


                                III. ELIGIBILITY
                                     -----------

A participant is selected by the President and CEO and recommended for participation to the CC, which has sole discretion for determining eligibility, from among those colleagues in key management positions deemed able to make the most significant contributions to the growth and profitability of the Company. The President and CEO of the Company is a participant.


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

B. Each participant's manager will recommend a summary evaluation level and a payout factor for achievement of all strategic milestones, by comparing results achieved to the previously set objectives. In determining the payout factor, the overall performance on all strategic milestones will be considered. The President and CEO will recommend to the CC for approval the payout factors for all other participants. The CC will approve the payout factor for the President and CEO.

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

                                                                      Exhibit 21


                   SUBSIDIARIES OF JOHN WILEY & SONS, INC.(1)
                   ------------------------------------------
                                                                    Jurisdiction
                                                                     In Which
                                                                    Incorporated
                                                                    ------------
John Wiley & Sons International Rights, Inc.                          Delaware
JWS HQ, LLC                                                           New Jersey
JWS DCM, LLC                                                          New Jersey
Wiley-Liss, Inc.                                                      Delaware
Wiley Publishing Services, Inc.                                       Delaware
Wiley Periodicals, Inc.                                               Delaware
Wiley Subscription Services, Inc.                                     Delaware
John Wiley & Sons (Asia) Pte. Ltd.                                    Singapore
John Wiley & Sons Australia, Ltd.                                     Australia
John Wiley & Sons Canada Limited                                      Canada
John Wiley & Sons (HK) Limited                                        Hong Kong
Wiley Europe Limited                                                  England
    Wiley Heyden Ltd.                                                 England
    Wiley Distribution Services Limited                               England
    John Wiley & Sons Ltd.                                            England
 Wiley HMI Holdings, Inc.                                             Delaware
    Wiley Europe Investment Holdings Ltd.                             England
           HMI Investment, Inc.                                       Delaware
              Wiley Publishing, Inc.                                  Delaware
                   Wiley India Private Limited                        India
                   Wiley Publishing Australia Pty Ltd.                Australia
    John Wiley & Sons GmbH                                            Germany
           Wiley-VCH Verlag GmbH & Co. KGaA                           Germany
                GIT Verlag GmbH & Co. KG                              Germany

--------------------------------------------------------
(1) The names of other subsidiaries that would not constitute a significant subsidiary in the aggregate have been omitted. All subsidiaries are wholly owned unless indicated parenthetically.

                                                                      Exhibit 23

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
John Wiley & Sons, Inc.:

We consent to the incorporation by reference in the Registration Statement Nos. 333-123359, 333-93591, 33-60268, 2-65296, 2-95104, 33-29372 and 33-62605 of John
Wiley & Sons, Inc. (the "Company") of our reports dated June 28, 2006, with respect to the consolidated statements of financial position of John Wiley & Sons, Inc. as of April 30, 2006 and 2005, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows, for each of the years in the three-year period ended April 30, 2006, and the related financial statement schedule, management's assessment of the effectiveness of internal control over financial reporting as of April 30, 2006 and the effectiveness of internal control over financial reporting as of April 30, 2006, which reports appear in the April 30, 2006 annual report on Form 10-K of John Wiley & Sons, Inc.


/s/  KPMG LLP
New York, New York

June 28, 2006

                                                                    Exhibit 31.1


    CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
    ------------------------------------------------------------------------

I, William J. Pesce, President and Chief Executive Officer of John Wiley & Sons, Inc. (the "Company"), hereby certify that:

          1.   I have reviewed this annual report on Form 10-K of the Company;

          2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

          4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:
                    a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
                    b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
                    c. Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and
                    d. Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

          5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee  of  the  Company's  board  of  directors  (or  persons
               performing  the   equivalent   function):
                    a. all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting that are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and
                    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.


                    By:  /s/ William J. Pesce
                    ------------------------------------
                             William J. Pesce
                             President  and Chief  Executive Officer
                             Dated: June 23, 2006

                                                                    Exhibit 31.2


    CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
    ------------------------------------------------------------------------

I, Ellis E. Cousens, Executive Vice President and Chief Financial and Operations Officer of John Wiley & Sons, Inc. (the "Company"), hereby certify that:
          1.   I have reviewed this annual report on Form 10-K of the Company;

          2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

          4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:
                    a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
                    b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
                    c. Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and
                    d. Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

          5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):
                    a. all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting that are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and
                    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.


                    By:   /s/ Ellis E. Cousens
                    --------------------------
                              Ellis E. Cousens
                              Executive Vice President and
                              Chief Financial and Operations Officer
                              Dated:  June 23, 2006

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of John Wiley & Sons, Inc. (the "Company") on Form 10-K for the year ended April 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William J. Pesce, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/  William J. Pesce
---------------------
     William J. Pesce
     President and Chief Executive Officer

     Dated:  June 23, 2006

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of John Wiley & Sons, Inc. (the "Company") on Form 10-K for the year ended April 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ellis E. Cousens, Executive Vice President and Chief Financial and Operations Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/  Ellis E. Cousens
---------------------
     Ellis E. Cousens
     Executive Vice President and
     Chief Financial & Operations Officer

     Dated:  June 23, 2006