Form 10-Q
period 2006-07-31
WILEY JOHN & SONS INC
filed 2006-09-11
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X]                   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                            OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended July 31, 2006         Commission File No. 1-11507

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


The number of shares outstanding of each of the Registrant's classes of common stock as of August 31, 2006 were:

                      Class A, par value $1.00 - 46,921,806
                      Class B, par value $1.00 - 10,253,263



                  This is the first page of a 30-page document

                             JOHN WILEY & SONS, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                     PAGE NO.
Item 1.    Financial Statements.

           Condensed Consolidated Statements of Financial Position - Unaudited
              as of July 31, 2006 and 2005, and April 30, 2006...........................................3

           Condensed Consolidated Statements of Income - Unaudited
              for the three months ended July 31, 2006 and 2005..........................................4

           Condensed Consolidated Statements of Cash Flows - Unaudited
              for the three months ended July 31, 2006 and 2005......................................... 5

           Notes to Unaudited Condensed Consolidated Financial Statements.............................6-14

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................................................15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.................................. 23

Item 4.    Controls and Procedures......................................................................24

PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds..................................25

Item 6.    Exhibits and Reports on Form 8-K.............................................................25

SIGNATURES AND CERTIFICATIONS........................................................................26-28

EXHIBITS.............................................................................................29-30


                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)

                                                                                     (UNAUDITED)
                                                                                       July 31,                       April 30,
                                                                        -------------------------------------     ----------------
                                                                              2006                2005                   2006
                                                                        ----------------    -----------------     ----------------
Assets:
Current Assets

     Cash and cash equivalents                                        $      23,804       $       13,075        $        60,757
     Accounts receivable                                                    170,131              155,721                158,275
     Inventories                                                             89,949               83,329                 88,578
     Deferred Income Tax Benefit                                              6,218                5,921                  5,536
     Prepaids and other                                                      11,072               12,398                 13,162
                                                                        ----------------    -----------------     ----------------
          Total Current Assets                                              301,174              270,444                326,308

Product Development Assets                                                   65,106               59,555                 65,641
Property, Equipment and Technology                                          102,212              108,239                102,123
Intangible Assets                                                           305,431              300,903                302,384
Goodwill                                                                    198,833              193,146                198,416
Deferred Income Tax Benefit                                                   6,572                4,208                  3,809
Other Assets                                                                 28,931               26,564                 27,328
                                                                        ----------------    -----------------     ----------------
          Total Assets                                                $   1,008,259       $      963,059        $     1,026,009
                                                                        ================    =================     ================

Liabilities & Shareholders' Equity:
Current Liabilities
     Accounts and royalties payable                                   $      87,910       $       78,391        $        97,231
     Deferred revenue                                                        97,988               97,443                143,923
     Accrued income taxes                                                    31,328               33,399                 24,226
     Accrued pension liability                                                6,268                6,190                  6,074
     Other accrued liabilities                                               52,374               54,437                 90,655
                                                                        ----------------    -----------------     ----------------
          Total Current Liabilities                                         275,868              269,860                362,109

Long-Term Debt                                                              200,238              192,473                160,496
Accrued Pension Liability                                                    57,844               63,828                 56,068
Other Long-Term Liabilities                                                  32,754               34,191                 35,627
Deferred Income Taxes                                                        11,652                2,700                  9,869

Shareholders' Equity
     Class A & Class B common stock                                          83,191               83,191                 83,191
     Additional paid-in-capital                                              79,253               61,428                 69,587
     Retained earnings                                                      612,783              529,779                596,474
     Accumulated other comprehensive (loss)/gain                             10,803               (3,580)                 7,669
     Unearned deferred compensation                                            -                  (4,554)                (3,512)
     Treasury stock                                                        (356,127)            (266,257)              (351,569)
                                                                        -----------------   -----------------     ----------------
          Total Shareholders' Equity                                        429,903              400,007                401,840
                                                                        -----------------   -----------------     ----------------
          Total Liabilities & Shareholders' Equity                    $   1,008,259       $      963,059        $     1,026,009
                                                                        =================   =================     ================

The accompanying Notes are an integral part of the condensed consolidated financial statements.


                     JOHN WILEY & SONS, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                   (In thousands except per share information)


                                                                            For The Three Months
                                                                               Ended July 31,
                                                                  ----------------------------------------
                                                                       2006                      2005
                                                                  --------------            --------------
Revenue                                                      $       263,432           $       236,749

Costs and Expenses
    Cost of sales                                                     85,174                    76,821
    Operating and administrative expenses                            139,713                   124,706
    Amortization of intangibles                                        3,583                     3,066
                                                                  --------------            --------------
    Total Costs and Expenses                                         228,470                   204,593
                                                                  --------------            --------------

Operating Income                                                      34,962                    32,156
    Operating Margin                                                  13.3%                     13.6%

Interest Income and Other, net                                           477                       535
Interest Expense                                                      (2,389)                   (2,043)
                                                                  --------------            --------------
Net Interest Expense and Other                                        (1,912)                   (1,508)
                                                                  --------------            --------------

Income Before Taxes                                                   33,050                    30,648
Provision For Income Taxes                                            11,105                     2,791
                                                                  --------------            --------------
Net Income                                                   $        21,945           $        27,857
                                                                  ==============            ==============

Income Per Share
    Diluted                                                 $          0.38            $         0.46
    Basic                                                   $          0.39            $         0.47

Cash Dividends Per Share
    Class A Common                                          $          0.10            $         0.09
    Class B Common                                          $          0.10            $         0.09

Average Shares
    Diluted                                                           57,899                    60,642
    Basic                                                             56,753                    58,916

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED
                                 (In thousands)
                                                                                                        For The Three Months
                                                                                                           Ended July 31,
                                                                                                   ---------------------------------
                                                                                                        2006                2005
                                                                                                   -------------       -------------

Operating Activities
--------------------
Net income                                                                                    $         21,945     $        27,857
Adjustments to reconcile net income to cash provided by (used for) operating activities:
  Amortization of intangibles                                                                            3,583               3,065
  Amortization of composition costs                                                                      9,260               8,476
  Depreciation of property, equipment and technology                                                     6,856               8,198
  Stock-based compensation (net of tax)                                                                  3,255               1,338
  Non-cash charges & other                                                                              13,350              15,533
  Non-cash tax benefit                                                                                    -                 (7,476)
  Change in deferred revenue                                                                           (47,082)            (45,184)
  Net change in operating assets and liabilities, excluding acquisitions                               (49,691)            (40,769)
                                                                                                   -------------       -------------
  Cash Used for Operating Activities, excluding acquisitions                                           (38,524)            (28,962)
                                                                                                   -------------       -------------

Investing Activities
--------------------
  Additions to product development assets                                                              (15,651)            (12,878)
  Additions to property, equipment and technology                                                       (5,993)             (4,734)
  Acquisitions, net of cash acquired                                                                    (4,294)            (15,359)
  Sales of marketable securities                                                                          -                 10,000
                                                                                                   -------------       -------------
  Cash Used for Investing Activities                                                                   (25,938)            (22,971)
                                                                                                   -------------       -------------

Financing Activities
--------------------
  Repayments of long-term debt                                                                            -                (50,000)
  Borrowings of long-term debt                                                                          39,525              50,000
  Purchase of treasury stock                                                                            (7,278)            (21,314)
  Cash dividends                                                                                        (5,636)             (5,334)
  Proceeds from exercise of stock options and other                                                        694               2,659
                                                                                                   -------------       -------------
  Cash Provided by (Used for) Financing Activities                                                      27,305             (23,989)
                                                                                                   -------------       -------------
Effects of Exchange Rate Changes on Cash                                                                   204                (404)
                                                                                                   -------------       -------------

Cash and Cash Equivalents
  Increase (Decrease) for Period                                                                       (36,953)            (76,326)
  Balance at Beginning of Period                                                                        60,757              89,401
                                                                                                   -------------       -------------
  Balance at End of Period                                                                    $         23,804     $        13,075
                                                                                                   =============       ============
Supplemental Information

Cash Paid During the Period for:
  Interest                                                                                    $          1,878     $         1,270
  Income taxes                                                                                $          5,436     $         3,370

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation
     ---------------------

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of John Wiley & Sons, Inc., and Subsidiaries (the "Company") as of July 31, 2006 and 2005, and results of operations and cash flows for the three month period ended July 31, 2006 and 2005. The results for the three months ended July 31, 2006 are not necessarily indicative of the results expected for the full year. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 2006.

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


2.   Recent Accounting Standards
     ---------------------------

     In July 2006, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to file in a tax return. FIN 48 is effective for the Company's 2008 fiscal year beginning May 1, 2007. The Company is currently assessing the impact, if any, of FIN 48 on its financial statements.


3.   Share-Based Compensation
     ------------------------

     All equity compensation plans have been approved by security holders. Under the Key Employee Stock Plan ("the Plan"), qualified employees are eligible to receive awards that may include stock options, performance-based stock awards, and restricted stock awards. Under the Plan, a maximum number of 8,000,000 shares of Company Class A stock may be issued. As of July 31, 2006 there were 5,605,797 securities remaining available for future issuance under the Plan. The Company issues treasury shares to fund stock options and performance-based and restricted stock awards.

     Accounting for Share-Based Compensation:
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that companies recognize share-based compensation to employees in the Statement of Income based on the fair value of the share-based awards. The Company has adopted SFAS 123R in the first quarter of fiscal year 2007.

     Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation using the "intrinsic value" method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and using the disclosure-only provisions of SFAS 123, as amended by SFAS 148. Under this approach, the value of restricted stock awards was expensed over their requisite service periods and the imputed cost of stock options over the vesting period were disclosed in footnotes to the financial statements. (i.e. not charged to expense).

     The Company adopted SFAS 123R effective May 1, 2006 using the modified prospective approach. Under this approach, awards that are granted, modified or settled after May 1, 2006 will be measured and expensed in accordance with SFAS 123R. Unvested awards that were granted prior to May 1, 2006 will be expensed and recognized in the Company's results of operations, prospectively. No previous periods will be restated.

     Pursuant to the provisions of SFAS 123R, the Company records share-based compensation as a charge to earnings reduced by the estimated cost of anticipated forfeited awards. As such, share-based compensation expense is only recognized for those awards that are expected to ultimately vest. Stock-based compensation expense associated with performance share awards is recognized based on management's best estimates of the achievement of the performance goals specified in such awards and the estimated number of shares that will be earned. The cumulative effect on current and prior periods of a change in the estimated number of performance share awards, or estimated forfeiture rate is recognized as an adjustment to earnings in the period of the revision.

     Concurrent with the adoption of SFAS 123R the Company accelerated the recognition of compensation expense related to post-adoption awards granted to near-retirement and retirement-eligible employees to reflect accelerated vesting as provided in the Company's Key Employee Stock Plan. The impact of the change was not significant.

     The adoption of SFAS 123R resulted in the recognition of an incremental share-based compensation expense of $2.4 million ($1.5 million after taxes) for the three months ended July 31, 2006, which is reflected in operating and administrative expenses. For the prior year period, this portion of stock-based compensation was reflected in the Company's disclosures, but was not recognized in the consolidated income statement. For comparative purposes, the adjusted net income and earnings per share for the three months ended July 31, 2005 reflect the amounts which would have been reported in the income statement if the provisions of SFAS 123R were in effect at that time.

                                                                         For the Three Months Ended July 31,
     (in thousands, except per share amounts)                       ---------------------------------------------
                                                                           2006                         2005
                                                                    ----------------               --------------
     Net income, as reported                                              $21,945                      $27,857

     Add: Stock-based compensation expense included in
          reported net income, net of taxes                                 3,255                        1,338

     Deduct: Total stock-based compensation expense
             determined under fair-value based method for all
             awards, net of taxes (1)                                      (3,255)                      (2,866)
                                                                    ----------------                -------------
     Adjusted net income                                                  $21,945                      $26,329
                                                                    ================                ================

     Reported earnings per share:

     Diluted                                                              $ 0.38                       $ 0.46

     Basic                                                                  0.39                         0.47

     Adjusted earnings per share:

     Diluted                                                              $ 0.38                       $ 0.43

     Basic                                                                  0.39                         0.45

(1) Total stock-based compensation expensefor all awards presented in the table above is net of taxes of $2.0 million and $1.7 million for the three months ended July 31, 2006 and 2005, respectively.

     Stock Option Activity:

     Under the terms of the Company's stock option plan the exercise price of stock options granted under the plan may not be less than 100% of the fair market value of the stock at the date of grant. Options are exercisable, in part or in full, over a maximum period of 10 years from the date of grant, and generally vest 50% on the fourth and fifth anniversary date after the award is granted. Under certain circumstances relating to a change of control, as defined, the right to exercise options outstanding could be accelerated.

     The following table provides the estimated weighted average fair value, under the Black-Scholes option-pricing model, for each option granted during the periods and the significant weighted average assumptions used in their determination. The expected life represents an estimate of the period of time stock options are expected to remain outstanding based on the historical exercise behavior of the employees. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant corresponding to the expected life. Similarly, the volatility was estimated based on the expected volatility over the estimated life, while the dividend yield was based on expected dividend payments to be made by the Company.

                                                        For the Three Months Ended
                                                                  July 31,
                                                 ------------------------------------------
                                                        2006                     2005
                                                 ------------------       -----------------
     Expected life of options (years)                    7.8                      8.0

     Risk-free interest rate                             5.2%                     3.9%

     Expected volatility                                29.1%                    27.1%

     Expected dividend yield                             1.2%                     0.9%

     Per share fair value of options granted           $12.65                   $13.61

     A summary of the activity and status of the Company's stock option plans was as follows:

                                                                                                  Weighted
                                                                                                  Average
                                                                           Weighted              Remaining            Aggregate
                                                        Shares              Average             Contractual        Intrinsic Value
Stock Options                                       (in thousands)       Exercise Price      Term (in years)        (in millions)
-------------                                     -----------------    ----------------    -----------------    -----------------
Outstanding at April 30, 2006                           6,084               $25.95

Granted                                                   640               $33.05

Exercised                                                (28)               $15.77

Expired or forfeited                                     (18)               $29.32
                                                  -----------------
Outstanding at July 31, 2006                            6,678               $26.67                 6.1                $48.3
                                                  =================

Vested and expected to vest at July 31, 2006            6,570               $26.64                 6.1                $47.7

Exercisable at July 31, 2006                            2,752               $19.73                 3.5                $36.7

     The intrinsic value is the difference between the Company's closing common stock price as of July 31, 2006 and the option exercise price. Total intrinsic value of options exercised during the three months ended July 31, 2006 and 2005 were $0.5 million and $4.3 million, respectively. The Aggregate Intrinsic Value in the table above represents the value option holders would have received on options that were exercisable as July 31, 2006.

     As of July 31, 2006, there was $28.0 million of unrecognized share-based compensation expense related to stock options, which is expected to be recognized over a period up to 5 years, or 2.9 years on a weighted average basis.


     Performance-Based and Restricted Stock Activity:

     Under  the  terms of the  Company's  long-term  incentive  plans,  upon the achievement of certain three-year financial performance-based targets, awards are payable in restricted shares of the Company's Class A common stock. During each three-year period the Company adjusts compensation expense based upon its best estimate of expected performance. The restricted shares vest 50% on the first and second anniversary date after the award is earned.

     The Company also grants restricted shares of the Company's Class A Common Stock to key employees in connection with their employment. The restricted shares generally vest 50% at the end of the fourth and fifth years following the date of the grant. Under certain circumstances relating to a change of control or termination, as defined, the restrictions would lapse and shares would vest earlier.

     Activity related to non-vested performance-based and restricted stock awards as of July 31, 2006 during the three months ended July 31, 2006 was as follows:

                                                               Shares                Weighted Average
                                                           (in thousands)            Grant Date Value
                                                      ---------------------     ------------------------

     Nonvested shares at April 30, 2006                      609                        $30.47

     Shares granted                                          337                        $32.82

     Shares vested                                          (19)                        $24.26
                                                 ---------------------
     Nonvested shares at July 31, 2006                       927                        $31.45
                                                      =====================

     As of July 31, 2006, there was $15.2 million of unrecognized share-based compensation cost related to nonvested performance-based and restricted stock awards, which is expected to be recognized over a period up to 5 years, or 3.2 years on a weighted average basis. Compensation expense for performance-based and restricted stock awards is computed using the closing market price of the Company's Class A Common Stock at the date of grant. Total grant date value of shares vested during the three months ended July 31, 2006 and 2005 was $0.5 million and $0.5 million, respectively.


     Director Stock Awards:

     Under the terms of the Company's Director Stock Plan (the "Director Plan"), each non-employee director receives an annual award of Class A Common Stock equal in value to 100% of the annual director fee, based on the stock price on the date of grant. The granted shares may not be sold or transferred during the time the non-employee director remains a director. There were no shares awarded under the Director Plan for the three months ending July 31, 2006 and 2005.

4.   Comprehensive Income
     --------------------

     Comprehensive income was as follows (in thousands):
                                                                  For the Three Months Ended
                                                                            July 31,
                                                            ---------------------------------------
                                                                  2006                  2005
                                                            -----------------     -----------------

     Net income                                                 $21,945               $27,857

     Change in other comprehensive income, net of taxes:

     Foreign currency translation adjustment                      3,134                (5,562)
                                                            -----------------     -----------------
     Comprehensive income                                       $25,079               $22,295
                                                            =================     =================

     A reconciliation of accumulated other comprehensive gain (loss) follows (in thousands):

                                                                                 Change for             July 31,
                                                           April 30, 2006          Period                2006
                                                         -----------------    ----------------     ---------------

     Foreign currency translation adjustment                  $25,740              $3,134               $28,874

     Minimum pension liability, net of tax                    (18,071)               -                  (18,071)
                                                         -----------------    ----------------     ---------------
     Total                                                     $7,669              $3,134               $10,803
                                                         =================    ================     ===============

5.   Weighted Average Shares for Earnings Per Share
     ----------------------------------------------

     A reconciliation  of the shares used in the computation of income per share follows (in thousands):
                                                                              For the Three Months Ended
                                                                                        July 31,
                                                                        --------------------------------------
                                                                        2006                    2005
                                                                        ---------------        ---------------

     Weighted average shares outstanding                                    57,064                 59,175

     Less:  Unvested shares outstanding                                      (311)                  (259)
                                                                        ---------------        ---------------
     Shares used for basic income per share                                 56,753                 58,916

     Dilutive effect of stock options and other stock awards                 1,146                  1,726
                                                                        ---------------        ---------------
     Shares used for diluted income per share                               57,899                 60,642
                                                                        ===============        ===============

     For the three months ended July 31, 2006 and 2005, options to purchase Class A Common Stock of 2,604,669 and zero, respectively, have been excluded from the shares used for diluted income per share, as their inclusion would have been anti-dilutive.

6.   Inventories
     -----------

     Inventories were as follows (in thousands):
                                                                                        As of
                                                     As of July 31,                    April 30,
                                    ------------------------------------------    --------------------
                                           2006                    2005                   2006
                                    ------------------      ------------------    --------------------

     Finished goods                      $77,656                 $72,156              $79,389

     Work-in-process                       7,050                   5,668                6,704

     Paper, cloth and other                8,881                   7,935                6,024
                                    ------------------      ------------------    --------------------
                                          93,587                  85,759               92,117

     LIFO reserve                         (3,639)                 (2,430)              (3,539)
                                    ------------------      ------------------    --------------------
     Total inventories                   $89,948                 $83,329              $88,578
                                    ==================      ==================    ====================

7.   Acquisitions
     ------------

     Fiscal Year 2007:
     On July 20, 2006, the Company acquired the assets of a publisher of two controlled circulation advertising based journals. The acquisition has been recorded as acquired publication rights and is being amortized over a 15-year period. The Company is in the process of completing valuations necessary to finalize the purchase price allocation.

     Fiscal Year 2006:
     During the first three months of fiscal year 2006, the Company acquired certain businesses, assets and rights for $15.4 million, including acquisition costs plus liabilities assumed. All amounts were recorded as brands, trademarks and acquired publishing rights. The brands, trademarks and acquired publishing rights are being amortized over a weighted average period of approximately 10 years. The acquisitions consist primarily of the following:

     On May 31, 2005, Wiley acquired substantially all the assets of a global publisher of computer books and software, specializing in IT business certification materials. The acquisition cost was allocated to branded trademarks and the net tangible assets acquired, which consisted primarily of accounts receivable, inventory, accrued royalties, accounts payable and other accrued liabilities. The branded trademarks are being amortized over a 10-year period.

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

                                                                                  For The Three Months Ended July 31,
                                                    --------------------------------------------------------------------------------
                                                                         2006                                             2005
                                                    ------------------------------------------  ------------------------------------
                                                                                              (thousands)
                                                                       Inter-                                  Inter-
                                                        External      segment                    External     segment
                                                        Customers      Sales           Total     Customers     Sales         Total
                                                    ------------------------------------------  ------------------------------------

Revenue
-------
U.S. segments:
   Professional/Trade                           $      77,458    $     8,196       $   85,654  $  70,438    $   8,078    $   78,516
   Scientific, Technical, and Medical                  51,579          1,988           53,567     46,439        2,314        48,753
   Higher Education                                    40,174          7,567           47,741     37,692        7,850        45,542
European segment                                       66,576          5,344           71,920     58,427        4,699        63,126

Asia, Australia & Canada                               27,645            421           28,066     23,753          403        24,156
Eliminations                                             -           (23,516)         (23,516)      -         (23,344)      (23,344)
                                                    ------------------------------------------  ------------------------------------
Total Revenue                                   $     263,432    $      -          $  263,432  $ 236,749    $    -       $  236,749
                                                    ==========================================  ====================================
Direct Contribution to Profit
-----------------------------
U.S. segments:
   Professional/Trade                                                              $   19,160                            $   18,842
   Scientific, Technical, and Medical                                                  24,934                                24,545
   Higher Education                                                                    17,053                                17,019
   European segment                                                                    24,118                                18,627
Asia, Australia & Canada                                                                3,526                                 3,457
                                                                                     ---------                            ----------
Total Direct Contribution to Profit                                                    88,791                                82,490

Shared Services and Administrative Costs
----------------------------------------
   Distribution                                                                       (12,387)                              (11,848)
   Information technology                                                             (15,183)                              (15,024)
   Finance                                                                             (8,481)                               (8,019)
   Other administrative                                                               (17,778)                              (15,443)
                                                                                     ---------                            ----------
Total Shared Services and Administrative Costs                                        (53,829)                              (50,334)
                                                                                     ---------                            ----------
Operating Income                                                                   $   34,962                            $  32,156
----------------                                                                     =========                            ==========

9.   Intangible Assets
     -----------------

     Intangible assets consist of the following (in thousands):

                                                                                                               As of
                                                                              As of July 31,                  April 30,
                                                                  -----------------------------------      ---------------
                                                                         2006                2005                 2006
                                                                  ----------------     --------------      ---------------
     Intangible assets not subject to amortization

     Branded trademarks                                                 $57,900             $57,900             $57,900

     Acquired publication rights                                        118,466             118,566             117,911
                                                                  ----------------     --------------      ---------------
     Total intangible assets not subject to amortization                176,366             176,466             175,811

     Net intangible assets subject to amortization, principally
     acquired publication rights                                        129,065             124,437             126,573
                                                                  ----------------     --------------      ---------------
     Total                                                             $305,431             $300,903            $302,384
                                                                  ================     ==============      ===============

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


11. Income Taxes
    ------------

     The effective tax rate for the first quarter of fiscal year 2007 was 33.6%. The tax provision for the first quarter of fiscal year 2006 included $7.5 million, or $0.12 per diluted share, of tax benefits associated with the reversal of a tax accrual recorded on the repatriation of dividends from European subsidiaries in the fourth quarter of fiscal year 2005. On May 10, 2005, the U.S. Internal Revenue Service issued Notice 2005-38. The notice provided for a tax benefit that fully offset the tax accrued by the Company on foreign dividends in the fourth quarter of fiscal year 2005. Neither the tax benefit associated with the $7.5 million tax accrual reversal, nor the corresponding fourth quarter fiscal year 2005 tax accrual had a cash impact on the Company. Excluding the tax benefit described above, the effective tax rate for the first quarter of fiscal year 2006 was 33.5%.

12.   Retirement Plans
      ----------------

     The components of net pension expense for the defined benefit plans were as follows:

                                                            For the Three Months Ended
                                                                    July 31,
                                                   -----------------------------------------
     (Dollars in thousands)                             2006                     2005
                                                   ------------------       ----------------

     Service Cost                                      $2,965                    $2,829

     Interest Cost                                      3,476                     2,942

     Expected Return of Plan Assets                    (3,297)                   (2,768)

     Net Amortization of Prior Service Cost               179                       127

     Recognized Net Actuarial Loss                        481                       858
                                                   ------------------       ----------------
     Net Pension Expense                               $3,804                      $3,988
                                                   ==================       ================

     Pension plan contributions were $2.5 million and $1.4 million for the three months ended July 31, 2006 and 2005, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FIRST QUARTER ENDED JULY 31, 2006

Revenue for the first quarter of fiscal year 2007 of $263.4 million increased 11% from $236.7 million in the prior year's first quarter. All of the Company's businesses contributed to the year-on-year growth. Global STM's results reflect strong journal subscriptions and increased sales of journal backfiles and books. The U.S. P/T business contributed to the growth with solid performances in business and consumer cooking. U.S. Higher Education revenue reflected growth in accounting and social sciences.

Gross  profit  margin for the first  quarter was 67.7%  compared to 67.6% in the prior year's quarter. Operating and administrative expenses for the first quarter increased 12% to $139.7 million, or 11%, excluding the effect of foreign currency. Higher selling, marketing and editorial/production costs to support business growth and additional stock option costs of $2.4 million associated with the adoption of Statement of Financial Accounting Standard 123R, Share-Based Payments (SFAS 123R) contributed to the increase over the first quarter of fiscal year 2006. Total pre-tax stock option and other share-based compensation expense for the current quarter were $5.2 million compared to $2.1 million in the first quarter of the prior year. The increase over the prior year period was principally due to the inclusion of $2.4 million of stock option expense in the current year.

Operating income advanced 9% to $35.0 million in the first quarter of fiscal year 2007, or 11%, excluding the effect of foreign currency. The first quarter operating margin for fiscal year 2007 declined 30 basis points to 13.3%. An improvement in product mix was more than offset by increased costs due to the adoption of SFAS 123R. Incremental expenses associated with the adoption of SFAS 123R contributed approximately 90 basis points to the decline. Net interest expense and other increased $0.4 million primarily due to higher borrowing rates.

The effective tax rate for the first quarter of fiscal year 2007 was 33.6% compared to 9.1% in the first quarter of fiscal year 2006. In the first quarter of fiscal year 2006 the Company reported a tax benefit associated with the reversal of a tax accrual recorded on the repatriation of dividends from European subsidiaries in the fourth quarter of fiscal year 2005. The first quarter 2006 effective tax rate excluding the tax benefit was 33.5%.

Earnings per diluted share and net income for the first quarter of fiscal year 2007 were $0.38 and $21.9 million, respectively. The first quarter 2007 results include a $1.5 million after-tax charge ($.03 cents per share) related to the adoption of SFAS 123R. Reported earnings per diluted share and net income for the first quarter of fiscal year 2006 were $0.46 and $27.9 million. Earnings per diluted share and net income for the first quarter of fiscal year 2006 adjusted to exclude the $7.5 million tax benefit recognized in the first quarter of fiscal year 2006 on the repatriation of dividends were $0.34 and $20.4 million. See Non-GAAP Financial Measures described below.

Growth in earnings per share excluding the $7.5 million tax benefit reflects favorable operating performance and the Company's share repurchase program.

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

Reconciliation of non-GAAP financial disclosure          For the Three Months Ended
-----------------------------------------------                    July 31,
                                                    ---------------------------------------
Net Income (in millions):                                  2006                  2005
                                                    ------------------    -----------------
As reported                                               $21.9                 $27.9

Tax benefit on dividends repatriated                         -                   (7.5)
                                                    ------------------    -----------------
Adjusted                                                  $21.9                 $20.4
                                                    ==================    =================


Earnings per Diluted Share:

As reported                                                $0.38                 $0.46

Tax benefit on dividends repatriated                         -                   (0.12)
                                                    ------------------    -----------------
Adjusted                                                   $0.38                 $0.34
                                                    ==================    =================

The Adjusted Net Income and Adjusted Earnings per Diluted Share for the first quarter of fiscal year 2006 above exclude $7.5 million, or $0.12 per diluted share, of tax benefits associated with the reversal of a tax accrual recorded on the repatriation of dividends from European subsidiaries in the fourth quarter of fiscal year 2005. On May 10, 2005, the US Internal Revenue Service issued Notice 2005-38. The notice provided for a tax benefit that fully offset the tax accrued by the Company on foreign dividends in the fourth quarter of fiscal year 2005. The current tax benefit and the corresponding fourth quarter tax accrual had no cash impact on the Company.

The first quarter 2007 results include a $1.5 million after- tax charge ($.03 cents per share) related to the adoption of SFAS 123R.

SEGMENT RESULTS

During the first quarter of fiscal year 2007, the Company finalized a review of certain product prices used to settle inter-segment sales. As a result of the study, certain intersegment product prices were modified. While the modification had no effect on consolidated financial results, it did impact individual segment operating results. Below is a supplemental segment report adjusting prior year results to reflect the current modified product prices:

Adjusted Segment Results                                    For the Three Months Ended July 31,
(amounts in millions)                        2006                           2005
                                        -------------  ---------------------------------------------
                                                                            Inter-
                                             As              As            Segment                             % Change
                                          Reported        Reported          Impact       Adjusted       Adjusted      As Reported
                                        -------------  --------------     ------------  ------------   ------------  -------------
Revenue:
Professional/Trade                        $85.7          $78.5               (1.3)        $77.2            11%             9%
Scientific, Technical and Medical          53.6           48.8               (0.2)         48.6            10%            10%
Higher Education                           47.7           45.5               (1.0)         44.5             7%             5%
European Segment                           71.9           63.1               (0.6)         62.5            15%            14%
Asia, Australia & Canada                   28.1           24.2                 -           24.2            16%            16%
Intersegment Sales Eliminations           (23.6)         (23.4)               3.1         (20.3)           16%             1%
                                       -----------------------------------------------------------------------------------------
     Total Revenue                       $263.4         $236.7                 -         $236.7            11%            11%
                                       =========================================================================================

Direct Contribution to Profit:
Professional/Trade                        $19.2          $18.8               (1.2)         17.6             9%             2%
Scientific, Technical and Medical          24.9           24.5                 -           24.5             2%             2%
Higher Education                           17.1           17.0               (0.9)         16.1             6%             -
European Segment                           24.1           18.7                1.6          20.3            19%            29%
Asia, Australia & Canada                    3.5            3.5                0.5           4.0           -11%             2%
                                       -----------------------------------------------------------------------------------------
     Total Direct Contribution to Profit  $88.8          $82.5                 -          $82.5             8%             8%

Shared Services and Admin. Costs          (53.8)         (50.3)                -          (50.3)            7%             7%

                                       -----------------------------------------------------------------------------------------
     Operating Income                     $35.0          $32.2                 -          $32.2             9%             9%
                                       =========================================================================================

Professional/Trade (P/T)
------------------------

U.S. P/T revenue for the first quarter advanced 9% over prior year to $85.7 million continuing the strong results reported in the fourth quarter of fiscal year 2006. Solid results in business, consumer cooking, professional education, online advertising and the sale of publishing rights drove the results. Backlist sales were particularly strong. Direct contribution to profit for the first quarter increased 2% to $19.2 million. Adjusting for the effect of the change in inter-segment product prices noted above, revenue and direct contribution to profit improved 11% and 9%, respectively. Globally, P/T revenue in the first quarter increased 14% over the same period in the previous year.

First quarter highlights include the publication of Hotel California by Barry Hoskyns; What Israel Means to Me by Alan Dershowitz; One Party Country by Tom Hamburger and Peter Wallsten; Unwarranted Intrusions by Martin Fridson; Black Gold by George Orwel; Big Ripoff by Timothy B. Carney; Econospinning by Gene Epstein; Windows Vista For Dummies, Special Preview Edition by Andy Rathbone; Trump University Real Estate 101 by Gary Eldred; Trump University Marketing 101 by Donald Sexton; a custom edition of Betty Crocker: Cocina; Betty Crocker: Easy Everyday Vegetarian; and Betty Crocker: Why It Works.

The first three books of a new series designed to replace the venerable Frommer's Dollar-a-Day series that started in 1957 were published: Pauline Frommer's New York City; Pauline Frommer's Hawaii; and Pauline Frommer's Italy. Also during the quarter, Wiley published the fourth edition of Complete Adult Treatment Planner by Arthur E. Jongsma Jr., which includes validated evidence-based treatment interventions that are critical in the changing mental-health landscape. The Company also began publishing the International Society for Performance Improvement's journal, in print and online through Wiley InterScience.

During the quarter, Wiley announced an agreement with Microsoft to publish business books under a Microsoft Executive Circle series. The first title, Think
Factory: Managing Today's Most Precious Resource: Information by Susan Conway, is scheduled for release early in 2007. In May, the Company signed the first titles in a new alliance with Computer Associates. The American Culinary Federation endorsed two Wiley titles, Supervision in the Hospitality Industry:
Applied Human Resources, 5th Edition by Jack E. Miller, John R. Walker, and Karen Eich Drummond and Nutrition for Foodservice and Culinary Professionals, 6th edition by Karen Eich Drummond and Lisa M. Brefere.



Scientific, Technical, and Medical (STM)
----------------------------------------

U.S. STM revenue of $53.6 million increased 10% over the previous year's first quarter driven by increased revenue from journal subscriptions, controlled-circulation advertising and books. New businesses and publications acquired during the past year, such as InfoPOEMs, Dialysis & Transplantation, The Hospitalist, and the Journal of Orthopaedic Research, contributed $1.2 million, or 2%, to the year-on-year growth. Direct contribution to profit for the first quarter of fiscal year 2007 increased 2% over the prior year. The first quarter direct contribution margin was 46.5% compared to 50.3% in the prior year. The decrease was mainly due to timing of advertising and selling costs and additional costs associated with business growth.

In addition to healthy subscription journal license renewals, several new Enhanced Access Licenses (EAL) were signed by academic and corporate customers around the world. EAL customers enjoyed improved customer service due to a number of system enhancements implemented during the quarter. Customers continue to take advantage of Wiley InterScience's wide range of access options. During the first quarter, the number of visits to Wiley InterScience increased by approximately 30% over prior year.

To broaden access to InfoPOEMs, Wiley signed collaborative agreements with Skyscape, a company with access to markets for mobile medical content, and PatientKeeper, a leading developer of physician information systems. Healthcare professionals using PatientKeeper(R) will consult InfoPOEMs evidence-based content in the context of a specific patient's information, filtered for relevance and coupled with powerful clinical support tools.

The growing value of Wiley's journals to the scientific community was evident in the results of the recently announced Thomson ISI(R) 2005 ISI Journal Citation Reports, an independent ranking of impact factors, which measure how often a journal's articles are cited by other researchers. Globally, 65% of Wiley global journals included in the Journal Citation Report's Science Edition increased their impact factors.

During the quarter, Wiley signed agreements with scholarly societies, including the Mt. Sinai School of Medicine, the American Cancer Society, and the International Society for Magnetic Ressonance in Medicine. Wiley signed a new five-year journal publishing agreement with the International Union of Biochemistry and Molecular Biology. Now in its 33rd year of publication, Biochemistry and Molecular Biology Education is led by Editors-in-Chief Dr. Donald Voet, Department of Chemistry, University of Pennsylvania and Dr. Judith
G. Voet, Department of Chemistry, Swarthmore College, who are also authors of Wiley textbooks and learning materials.

Wiley continued to build its controlled-circulation, advertising-based publication business through the acquisition of Clinical Cardiology. The Company also signed a contract with the American College of Rheumatology to launch The Rheumatologist, a controlled circulation newspaper.

The STM book program experienced another solid quarter, fueled by growth in online revenue and strong title output.



Higher Education
----------------

U.S. Higher Education revenue grew 5% to $47.7 million over the first quarter of fiscal year 2006. The improvement was principally due to growth in the accounting and social sciences programs. The first quarter direct contribution to profit of $17.1 million was unchanged from the previous year. Adjusting for the change in inter-segment product prices, US Higher Education revenue and direct contribution to profit increased 7% and 6%, respectively. Globally, Higher Education revenue increased 7% over the prior year.

WileyPlus sales climbed rapidly as more teachers and students were introduced to this online integrated suite of content, learning, and teaching tools. By the end of the first quarter, sales of WileyPlus units were up 50% over the same period last year. Revenue from the sale of WileyPlus is deferred and recognized over the applicable school semester. As of the end of the first quarter, approximately $2.6 million of revenue was deferred. The majority of this revenue will be recognized during fiscal year 2007.

Driving growth were strong sales of titles such as Hughes-Hallett/Applied Calculus, 3rd edition; Kimmel/Financial Accounting, 4th edition; Kieso/Intermediate Accounting, 12th edition; deBlij/Regions, 12th edition and Human Geography, 8th edition; Huffman/Psychology 8th edition; Cutnell/Physics, 7th edition; Barnett/Analytic Trigonometry Applications, 9th edition; and Kreyszig/Advanced Engineering Mathematics, 9th edition. Higher Education is taking advantage of Wiley's multiple sales channels. Revenue from professional and trade channels through direct/online and retail sales grew 23% over the same prior year period.

Higher Education launched the Wiley Visualizing Series at its recent sales conference. Developed in an exclusive partnership with the National Geographic Society, which is known for its extensive and masterful collection of maps, images, and data, these introductory level textbooks integrate rich visuals and media with text to enhance learning.

Wiley and the George Lucas Educational Foundation, a non-profit organization dedicated to innovation and improvement in U.S. schools, signed an agreement to co-produce a series of six textbooks employing project-based learning, which has been demonstrated to deepen the knowledge of the subject matter, increase self-direction, and improve research and problem solving skills.

During the quarter, Higher Education worked with the CFA Institute, a global membership organization of more than 83,000 investment practitioners and educators, to publish finance titles under the CFA Institute Investment Series brand. Wiley and the CFA Institute will develop a series of branded titles, online tools, and resources, extending the reach of CFA Institute content to university students and finance professionals worldwide.



Europe
------

Building on the strength exhibited throughout fiscal year 2006, Wiley Europe's first quarter revenue of $71.9 million grew 14% over prior year, or 13% adjusted for the effects of foreign currency. All product groups improved during the first quarter with STM journals and P/T books contributing the largest increases over the first quarter of fiscal year 2006. Direct contribution to profit increased 29% over the prior year period mainly due to improved revenue and product mix. Adjusting for the effect of the change in inter-segment product prices, Wiley Europe's first quarter revenue and direct contribution to profit improved 15% and 19%, respectively.

The British Journal of Surgery, which Wiley publishes, was awarded the prestigious Association of Learned and Professional Society Publisher prize. During the quarter, Wiley Europe published the inaugural issue of Chemistry - An Asian Journal. In July, Wiley Europe entered into an agreement with the Royal Meteorological Society to publish four new journals. Wiley Europe also signed a contract with the Strategic Management Society to publish a new journal, Strategic Entrepreneurship, extending its relationship with the Society, with whom it already publishes the Strategic Management journal.

Early in the quarter, Wiley Europe and Curtin University in Australia reached an agreement to re-launch Developments in Chemical Engineering and Mineral Processing and Asia-Pacific Journal of Chemical Engineering. Wiley Europe renewed its contract with National Health Service in the United Kingdom for the Cochrane National Site License through 2007. In July, Wiley-VCH relaunched the pro-physik.de portal with a number of new customer-oriented features, such as enhanced search capabilities, that were well received by the more than 52,000 members of the German Physical Society, as well as its other visitors.

The STM book program in Europe enjoyed solid growth. The For Dummies program sustained its momentum with the continued success of SuDoku For Dummies.

Wiley Europe has been exploring new business opportunities with telecommunications companies. As a result, it extended its publishing partnership with Symbian to include the formation of a new Symbian Academy program for accredited Higher Education institutions, drawing on content from across all of Wiley's publishing programs. In addition, the Company collaborated with Qualcomm to publish WCDMA (UMTS) Deployment Handbook: Planning and Optimization Aspects by Christophe Chevalier (Editor) and Christopher Brunner, Andrea Garavaglia, Kevin P. Murray, and Kenneth R. Baker (Co-Editors).

WileyPLUS was successfully introduced to the German market during the quarter based on material adapted from Voet and Voet/Fundamentals of Biochemistry, 2nd edition, and Solomons/Organic Chemistry, 8th edition. A German-language version linked to Halliday, Resnick, Walker, and Koch/Physik, is scheduled for the fall.

Asia, Australia, and Canada
---------------------------

Wiley's revenue in Asia, Australia, and Canada was up 16% or 13% excluding the effects of foreign currency. Strong Higher Education and P/T sales in Asia and Australia and P/T sales in Canada contributed to the improvement over the first quarter of fiscal year 2006. Direct contribution to profit increased 2%. Excluding the effect of foreign currency, the direct contribution to profit declined 4%. Adjusting for the effect of the change in inter-segment product prices, Asia, Australia and Canada's direct contribution to profit declined $0.4 million to $3.5 million principally due to product mix and the timing of Higher Education sales in Canada.

Wiley Asia's P/T program began the year on a positive note with the publication of a number of key titles with global appeal, including An Investor's Guide to the Next Economic Superpower by Aaron Chaze; China CEO: Voices of Experience from 20 International Leaders by Juan Antonio Fernandez and Laurie Underwood; and The Lenovo Affair: The Growth of China's Computer Giant and Its Takeover of IBM-PC by Zhijun Ling and Martha Avery. Revenue from translations increased during the first quarter in virtually all Asian markets.

Wiley Australia also began the year with several successful product launches, including the first three titles of the Australian Institute of Management series.

Wiley Canada had a good start to the year, driven by sales of business, technology, and consumer titles. The Company published Blackberry 7130 For Dummies in conjunction with Research in Motion.

WileyPLUS gained ground with new adoptions across Asia, Australia, and Canada. Its ability to deliver rich online content and resources is being tapped with the first quarter publication of Jordan/Introduction to Inclusive Education, to gain entry to Canada's teacher-training market.



Shared Services and Administrative Costs
----------------------------------------

Shared services and administrative costs for the first quarter increased 7% to $53.8 million. The increase is primarily attributable to higher compensation costs associated with revenue growth and the shared service portion of additional share-based compensation costs of $1.3 million associated with the adoption SFAS 123R.




LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents balance was $23.8 million at the end of the first quarter 2007, compared with $13.1 million a year earlier. Cash used by operating activities in fiscal year 2007 was $38.5 million compared with $29.0 million in the prior year. The timing of vendor and author payments and increased incentive compensation payments related to fiscal year 2006 were partially offset by improved trade collections.

Cash used for investing activities for the first quarter 2007 was $25.9 million compared to $23.0 million in the prior year. The Company invested $4.3 million in acquisitions of publishing assets and rights compared to $15.4 million in the prior year. The current year acquisitions primarily consisted of the purchase of two advertising-based cardiology journals. Projected product development and property, equipment and technology capital spending for fiscal year 2007 is forecast to be approximately $75 million and $35 million, respectively.

The Company increased spending for investments in product development and property, plant and equipment by approximately $4.0 million. The Company sold $10 million of marketable securities during the first quarter of 2006 consisting of shares of variable rate securities issued by closed-end funds.

Cash provided by financing activities was $27.5 million in the first quarter of fiscal 2007, as compared to a use of funds of $24.0 million in the prior period. The increase in borrowings this fiscal year is primarily due to the lower cash on hand at the beginning of fiscal year 2007 as compared to the prior year. Current year financing activities also included the continuation of the Company's stock repurchase program.

The Company increased its quarterly dividend to shareholders by 11% to $0.10 per share versus $0.09 per share in the prior year.

The Company believes its cash balances together with existing credit facilities are sufficient to meet its obligations. At July 31, 2006 the Company had $200.2 million of variable rate loans outstanding and approximately $208.2 million of unused borrowing capacity available under its revolving credit facilities and other short-term lines of credit.




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



Interest Rates

The Company had $200.2 million of variable rate loans outstanding at July 31, 2006, which approximated fair value. The Company did not use any derivative financial investments to manage this exposure. The weighted average interest rate as of July 31, 2006 was approximately 5.34%. A hypothetical 1% change in interest rates for the variable rate debt would affect annual net income and cash flow by approximately $1.3 million.



Sales Return Reserves

Sales return reserves, net of estimated inventory and royalty costs, are reported as a reduction of accounts receivable in the Condensed Consolidated Statement of Financial Position and amounted to $57.6 million and $55.8 million at July 31, 2006 and April 30, 2006, respectively. The Company provides for sales returns based upon historical experience. A change in the pattern of trends in returns could affect the estimated allowance. On an annual basis, a one percent change in the estimated sales return rate could affect net income by approximately $4.0 million.



Foreign Exchange Rates

The Company is exposed to foreign exchange movements primarily in sterling, euros, Canadian and Australian dollars, and certain Asian currencies. Under certain circumstances, the Company enters into derivative financial instruments in the form of forward contracts as a hedge against foreign currency fluctuation of specific transactions, including inter-company purchases. No derivative financial instruments were in effect during these reporting periods.

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

In the journal publishing business, subscriptions are primarily sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agents and is remitted to the journal publisher, including the Company, generally prior to the commencement of the subscriptions. Although at fiscal year-end the Company had minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents' account for approximately 17% of total consolidated revenue and no one agent accounts for more than 7% of total consolidated revenue for the fiscal year ended April 30, 2006. Insurance for these accounts is not commercially feasible and/or available.



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

PART II - OTHER INFORMATION


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter ending on July 31, 2006 the Company purchased 205,700 shares of Common Stock in May, under its stock repurchase program at an average price of $35.38 Remaining shares to be repurchased under the approved plan were 1,905,030 as of July 31 2006. The program was approved by the Company's Board of Directors and publicly announced in June 2005.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          99.1 - 18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer

          99.2 - 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer


     (b) The following reports on Form 8-K were furnished to the Securities and Exchange Commission since the filing of the Company's 10-K on June 23, 2006.

          i. Earnings release on the first quarter fiscal 2007 results issued on Form 8-K dated September 11, 2006 which include the condensed financial statements of the Company.

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




                                  Dated:  September 11, 2006

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

                                            Dated:  September 11, 2006

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


                                            Dated:  September 11, 2006

                                                                    Exhibit 99.1



                            CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of John Wiley & Sons, Inc. (the "Company") on Form 10-Q for the period ending July 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William
J. Pesce, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

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

Dated:  September 11, 2006

                                                                    Exhibit 99.2



                            CERTIFICATION PURSUANT TO
                             18 .S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of John Wiley & Sons, Inc. (the "Company") on Form 10-Q for the period ending July 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ellis
E. Cousens, Executive Vice President and Chief Financial & Operations Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

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

Dated:  September 11, 2006