Form 10-Q
period 2006-10-31
WILEY JOHN & SONS INC
filed 2006-12-11
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X]                   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                            OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended October 31, 2006      Commission File No. 1-11507

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


The number of shares outstanding of each of the Registrant's classes of common stock as of November 30, 2006 were:

                      Class A, par value $1.00 - 47,083,709
                      Class B, par value $1.00 - 10,135,693



                  This is the first page of a 37-page document


                             JOHN WILEY & SONS, INC.

                                      INDEX


PART I  -  FINANCIAL INFORMATION                                                                        PAGE NO.
Item 1.    Financial Statements.

           Condensed Consolidated Statements of Financial Position - Unaudited
              as of October 31, 2006 and 2005, and April 30, 2006........................................3

           Condensed Consolidated Statements of Income - Unaudited
              for the three and six months ending October 31, 2006 and 2005..............................4

           Condensed Consolidated Statements of Cash Flows - Unaudited
              for the six months ended October 31, 2006 and 2005........................................ 5

           Notes to Unaudited Condensed Consolidated Financial Statements.............................6-16

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................................................17-28

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.................................. 29

Item 4.    Controls and Procedures......................................................................30

PART II -  OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds..................................31

Item 5.    Submission of Matters to a Vote of Security Holders..........................................31

Item 6.    Exhibits and Reports on Form 8-K.............................................................31

SIGNATURES AND CERTIFICATIONS........................................................................33-35

EXHIBITS.............................................................................................36-37


                  JOHN WILEY & SONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)


                                                                                     (UNAUDITED)
                                                                                     October 31,                      April 30,
                                                                        ---------------------------------------   ----------------
                                                                               2006               2005                   2006
                                                                        -----------------   -------------------   ----------------
Assets:
Current Assets

     Cash and cash equivalents                                        $        16,574     $       17,564        $        60,757
     Accounts receivable                                                      173,682            161,553                158,275
     Inventories                                                               90,433             87,329                 88,578
     Deferred Income Tax Benefit                                                7,508              5,921                  5,536
     Prepaids and other                                                        10,904             11,360                 13,162
                                                                        -----------------   -------------------   ----------------
          Total Current Assets                                                299,101            283,727                326,308

Product Development Assets                                                     65,942             63,148                 65,641
Property, Equipment and Technology                                            104,006            104,897                102,123
Intangible Assets                                                             304,681            303,416                302,384
Goodwill                                                                      205,090            196,938                198,416
Deferred Income Tax Benefit                                                     8,961              4,359                  3,809
Other Assets                                                                   29,289             27,231                 27,328
                                                                        -----------------   -------------------   ----------------
          Total Assets                                                $     1,017,070     $      983,716        $     1,026,009
                                                                        =================   ===================   ================

Liabilities & Shareholders' Equity:
Current Liabilities
     Accounts and royalties payable                                   $        85,215     $       95,901        $        97,231
     Deferred revenue                                                          67,381             56,416                143,923
     Accrued income taxes                                                      20,762             31,334                 24,226
     Accrued pension liability                                                  6,295              6,427                  6,074
     Other accrued liabilities                                                 62,025             63,942                 90,655
                                                                        -----------------   -------------------   ----------------
          Total Current Liabilities                                           241,678            254,020                362,109

Long-Term Debt                                                                207,794            232,190                160,496
Accrued Pension Liability                                                      59,846             65,160                 56,068
Other Long-Term Liabilities                                                    33,573             35,565                 35,627
Deferred Income Taxes                                                          13,350              3,895                  9,869

Shareholders' Equity
     Class A & Class B common stock                                            83,191             83,191                 83,191
     Additional paid-in-capital                                                84,328             63,261                 69,587
     Retained earnings                                                        636,956            551,430                596,474
     Accumulated other comprehensive gain/(loss)                               11,927             (2,135)                 7,669
     Unearned deferred compensation                                              -                (4,190)                (3,512)
     Treasury stock                                                          (355,573)          (298,671)              (351,569)
                                                                        -----------------   -------------------   ----------------
          Total Shareholders' Equity                                          460,829            392,886                401,840
                                                                        -----------------   -------------------   ----------------
          Total Liabilities & Shareholders' Equity                    $     1,017,070     $      983,716        $     1,026,009
                                                                        =================   ===================   ================

The accompanying Notes are an integral part of the condensed consolidated financial statements.


                     JOHN WILEY & SONS, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                   (In thousands except per share information)


                                                      For the Three Months                       For the Six Months
                                                       Ending October 31,                        Ending October 31,
                                            -------------------------------------       -----------------------------------
                                                   2006                 2005                   2006               2005
                                            -----------------    ----------------       -----------------  ----------------

Revenue                                   $       284,502      $       262,683        $       547,934    $       499,432

Costs and Expenses
  Cost of sales                                    93,296               86,589                178,470            163,410
  Operating and administrative expenses           145,577              129,573                285,290            254,279
  Amortization of intangibles                       3,596                3,050                  7,179              6,116
                                            -----------------    ----------------       -----------------  ----------------
  Total Costs and Expenses                        242,469              219,212                470,939            423,805
                                            -----------------    ----------------       -----------------  ----------------

Operating Income                                   42,033               43,471                 76,995             75,627
  Operating Margin                                 14.8%                16.5%                  14.1%              15.1%

Interest Income and Other, net                         61                (139)                    538               396
Interest Expense                                   (2,852)              (2,184)                (5,241)            (4,227)
                                            -----------------    ----------------       -----------------  ----------------
Net Interest Expense and Other                     (2,791)             (2,323)                (4,703)            (3,831)
                                            -----------------    ----------------       -----------------  ----------------

Income Before Taxes                                39,242               41,148                 72,292             71,796
Provision For Income Taxes                          9,350               14,144                 20,455             16,935
                                            -----------------    ----------------       -----------------  ----------------
Net Income                                $        29,892      $        27,004        $        51,837    $        54,861
                                            =================    ================       =================  ================

Income Per Share
     Diluted                              $         0.52       $         0.45         $         0.89     $         0.91
     Basic                                $         0.53       $         0.46         $         0.91     $         0.93

Cash Dividends Per Share
     Class A Common                       $         0.10       $         0.09         $         0.20     $         0.18
     Class B Common                       $         0.10       $         0.09         $         0.20     $         0.18

Average Shares
     Diluted                                       57,971               60,497                 57,928             60,568
     Basic                                         56,777               58,578                 56,763             58,746

The accompanying Notes are an integral part of the condensed consolidated financial statements.


                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED
                                 (In thousands)


                                                                                                       For The Six Months
                                                                                                        Ending October 31,
                                                                                              --------------------------------------
                                                                                                    2006                 2005
                                                                                              ---------------       ----------------
Operating Activities
--------------------
Net income                                                                                $         51,837     $         54,861
Adjustments to reconcile net income to cash provided by (used for)operating activities:
  Amortization of intangibles                                                                        7,179                6,116
  Amortization of composition costs                                                                 18,375               17,346
  Depreciation of property, equipment and technology                                                13,894               16,367
  Stock-based compensation (net of tax)                                                              6,198                2,026
  Non-cash charges & other                                                                          32,048               28,883
  Non-cash tax benefit                                                                              (4,193)              (7,476)
  Change in deferred revenue                                                                       (77,945)             (86,973)
  Net change in operating assets and liabilities, excluding acquisitions                           (59,064)             (24,556)
                                                                                              ---------------       ----------------
  Cash (Used for) Provided by Operating Activities, excluding acquisitions                         (11,671)               6,594
                                                                                              ---------------       ----------------
Investing Activities
--------------------
  Additions to product development assets                                                          (34,837)             (33,371)
  Additions to property, equipment and technology                                                  (13,019)              (9,018)
  Acquisitions, net of cash acquired                                                               (13,480)             (24,562)
  Sales of marketable securities                                                                      -                  10,000
                                                                                              ---------------       ----------------
  Cash Used for Investing Activities                                                               (61,336)             (56,951)
                                                                                              ---------------       ----------------
Financing Activities
--------------------
  Repayments of long-term debt                                                                         -                (50,000)
  Borrowings of long-term debt                                                                      45,245               89,842
  Purchase of treasury stock                                                                        (7,278)             (54,896)
  Cash dividends                                                                                   (11,355)             (10,686)
  Proceeds from exercise of stock options and other                                                  1,955                4,595
                                                                                              ---------------       ----------------
  Cash Provided by (Used for) Financing Activities                                                  28,567              (21,145)
                                                                                              ---------------       ----------------
Effects of Exchange Rate Changes on Cash                                                               257                 (335)
                                                                                              ---------------       ----------------
Cash and Cash Equivalents
  Decrease for Period                                                                              (44,183)             (71,837)
  Balance at Beginning of Period                                                                    60,757               89,401
                                                                                              ---------------       ----------------
  Balance at End of Period                                                                $         16,574     $         17,564
                                                                                              ===============       ================
Supplemental Information
Cash Paid During the Period for:
  Interest                                                                                $          4,359     $          3,719
  Income taxes                                                                            $         25,629     $         17,145

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation
     ---------------------

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of John Wiley & Sons, Inc., and Subsidiaries (the "Company") as of October 31, 2006 and 2005, and results of operations and cash flows for the three and six month periods ended October 31, 2006 and 2005. The results for the three and six months ended October 31, 2006 are not necessarily indicative of the results expected for the full year. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 2006.

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

2.   Recent Accounting Standards
     ---------------------------

     In July 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109 "Accounting for Income Taxes". FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective for the Company as of May 1, 2007. The Company is currently assessing the impact, if any, of FIN 48 on its consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for the Company as of May 1, 2008. The Company is currently assessing the impact, if any, of SFAS 157 on its consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires balance sheet recognition of the funded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of accumulated other comprehensive income (loss) within stockholders' equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date and the date at which plan assets and the benefit obligation are measured are required to be the company's fiscal year end, which is the date currently used by the Company. SFAS 158 is effective for the Company as of April 30, 2007. The Company is currently assessing the impact of SFAS 158 on its consolidated financial statements.

     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of April 30, 2007. The Company is currently evaluating the impact of adopting SAB 108 on its consolidated financial statements.

3.   Share-Based Compensation
     ------------------------

     All equity compensation plans have been approved by security holders. Under the Key Employee Stock Plan ("the Plan"), qualified employees are eligible to receive awards that may include stock options, performance-based stock awards, and restricted stock awards. Under the Plan, a maximum number of 8,000,000 shares of Company Class A stock may be issued. As of October 31, 2006 there were 5,614,997 securities remaining available for future issuance under the Plan. The Company issues treasury shares to fund stock options and performance-based and restricted stock awards.

     Accounting for Share-Based Compensation:
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that companies recognize share-based compensation to employees in the Statement of Income based on the fair value of the share-based awards. The Company adopted SFAS 123R on May 1, 2006, the beginning of the Company's 2007 fiscal year.

     Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation using the "intrinsic value" method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and using the disclosure-only provisions of SFAS 123, as amended by SFAS 148. Under this approach, the value of restricted stock awards was expensed over their requisite service periods and the imputed cost of stock options were disclosed only in footnotes to the financial statements.

     The Company adopted SFAS 123R effective May 1, 2006 using the modified prospective approach. Under this approach, awards that are granted, modified or settled after May 1, 2006 are measured and expensed in accordance with SFAS 123R. Unvested awards that were granted prior to May 1, 2006 are expensed and recognized in the Company's results of operations, prospectively. No previous periods are restated.

     Pursuant to the provisions of SFAS 123R, the Company records share-based compensation as a charge to earnings reduced by the estimated cost of anticipated forfeited awards. As such, share-based compensation expense is only recognized for those awards that are expected to ultimately vest. Stock-based compensation expense associated with performance restricted share awards is recognized based on management's best estimates of the achievement of the performance goals specified in such awards and the estimated number of shares that will be earned. The cumulative effect on current and prior periods of a change in the estimated number of performance share awards, or estimated forfeiture rate is recognized as an adjustment to earnings in the period of the revision.

     Concurrent with the adoption of SFAS 123R the Company accelerated the recognition of compensation expense related to post-adoption awards granted to near-retirement and retirement-eligible employees to reflect accelerated vesting as provided in the Company's Key Employee Stock Plan. The impact of the change was not significant.

     The adoption of SFAS 123R resulted in the recognition of an incremental share-based compensation expense of $3.0 million ($1.9 million after taxes) and $5.4 million ($3.3 million after taxes) for the three and six months ended October 31, 2006, which is reflected in operating and administrative expenses. For the prior year periods, this portion of stock-based compensation was reflected in the Company's disclosures, but was not recognized in the consolidated income statements. For comparative purposes, the following adjusted net income and earnings per share for the three and six months ended October 31, 2005 reflect the amounts which would have been reported in the income statement if the provisions of SFAS 123R were in effect at that time.


                                                                 For the Three Months                    For the Six Months
(in thousands, except per share amounts)                          Ending October 31,                      Ending October 31,
                                                          ------------------------------------    ----------------------------------
                                                               2006                2005               2006                 2005
                                                          ----------------    ----------------    --------------     ---------------

Net income, as reported                                       $29,892             $27,004            $51,837              $54,861

Add: Stock-based compensation expense
     included in reported net income, net of taxes              2,943                 688              6,198                2,026

Deduct: Total stock-based compensation expense
        determined under fair-value based
        method for all awards, net of taxes (1)                (2,943)             (2,204)            (6,198)              (5,070)
                                                          ----------------    ----------------    --------------     ---------------
Adjusted net income                                           $29,892             $25,488            $51,837              $51,817
                                                          ================    ================    ==============     ===============
Reported earnings per share:

Diluted                                                        $0.52               $0.45              $0.89                $0.91

Basic                                                          $0.53               $0.46              $0.91                $0.93

Adjusted earnings per share:

Diluted                                                        $0.52               $0.42              $0.89                $0.86

Basic                                                          $0.53               $0.44              $0.91                $0.88

(1) Total stock-based compensation expense for all awards presented in the table above is net of taxes of $1.7 million and $1.4 million for the three months ended October 31, 2006 and 2005, respectively, and net of taxes of $3.7 million and $3.1 million for the six months ended October 31, 2006 and 2005, respectively.


     Stock Option Activity:

     Under the terms of the Company's stock option plan the exercise price of stock options granted under the plan may not be less than 100% of the fair market value of the stock at the date of grant. Options are exercisable, over a maximum period of 10 years from the date of grant, and generally vest 50% on the fourth and fifth anniversary date after the award is granted. Under certain circumstances relating to a change of control, as defined, the right to exercise options outstanding could be accelerated.

     The following table provides the estimated weighted average fair value, under the Black-Scholes option-pricing model, for each option granted during the periods and the significant weighted average assumptions used in their determination. The expected life represents an estimate of the period of time stock options are outstanding based on the historical exercise behavior of the employees. The risk-free interest rate is based on the corresponding U.S. Treasury yield curve in effect at the time of the grant. Similarly, the volatility is estimated based on the expected volatility over the estimated life, while the dividend yield is based on expected dividend payments to be made by the Company.


                                                             For the Three and Six
                                                            Months Ending October 31,
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

A summary of the activity and status of the Company's stock option plans was as follows:


                                                                                              Weighted
                                                                                              Average
                                                                          Weighted            Remaining            Aggregate
                                                    Shares                Average            Contractual        Intrinsic Value
Stock Options                                   (in thousands)         Exercise Price       Term (in years)      (in millions)
-------------                                --------------------   -------------------   ------------------   -----------------
Outstanding at April 30, 2006                        6,084                 $25.95

Granted                                                640                 $33.05

Exercised                                              (60)                $18.51

Expired or forfeited                                   (33)                $30.35
                                             --------------------
Outstanding at October 31, 2006                      6,631                 $26.68                  5.9                 $60.4
                                             ====================
Vested  and  expected  to vest in the future         6,525                 $26.66                  5.9                 $59.6
at October 31, 2006

Exercisable at October 31, 2006                      2,720                 $19.72                  3.3                 $42.4

     The intrinsic value is the difference between the Company's common stock price and the option exercise price. Total intrinsic value of options exercised during the six months ended October 31, 2006 and 2005 were $0.9 million and $6.7 million, respectively. The Aggregate Intrinsic Value in the table above represents the value option holders would have received on options that were exercisable as of October 31, 2006.

     As of October 31, 2006, there was $25.1 million of unrecognized share-based compensation expense related to stock options, which is expected to be recognized over a period up to 5 years, or 2.7 years on a weighted average basis.


     Performance-Based and Other Restricted Stock Activity:

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

     Under certain circumstances relating to a change of control or termination, as defined, the restrictions would lapse and shares would vest earlier. Non-vested performance-based and other restricted stock awards activity during the six months ended October 31, 2006 was as follows:


                                                                Shares                Weighted Average
                                                            (in thousands)            Grant Date Value
                                                       ----------------------    ------------------------
     Nonvested shares at April 30, 2006                         609                        $30.47

     Shares granted                                             338                        $32.82

     Shares vested                                              (21)                       $24.43
                                                       ----------------------

     Nonvested shares at October 31, 2006                       926                        $31.46
                                                       ======================

     As of October 31, 2006, there was $14.7 million of unrecognized share-based compensation cost related to nonvested performance-based and other restricted stock awards, which is expected to be recognized over a period up to 5 years, or 3.0 years on a weighted average basis. Compensation expense for performance-based and restricted stock awards is computed using the closing market price of the Company's Class A Common Stock at the date of grant. Total grant date value of shares vested during the six months ended October 31, 2006 and 2005 was $0.5 million and $0.5 million, respectively.


     Director Stock Awards:

     Under the terms of the Company's Director Stock Plan (the "Director Plan"), each non-employee director receives an annual award of Class A Common Stock equal in value to 100% of the annual director fee, based on the stock price on the date of grant. The granted shares may not be sold or transferred during the time the non-employee director remains a director. There were 6,642 shares and 7,608 shares awarded under the Director Plan for the six months ending October 31, 2006 and 2005, respectively.

4.   Comprehensive Income
     --------------------

     Comprehensive income was as follows (in thousands):


                                                                         For the Three Months Ending        For the Six Months
                                                                                 October 31,                 Ending October 31,
                                                                   ---------------------------------   -----------------------------
                                                                        2006               2005             2006            2005
                                                                   --------------    ---------------   --------------   ------------
     Net income                                                        $29,892            $27,004          $51,837         $54,861
     Change in other comprehensive income, net of taxes:
     Foreign currency translation adjustment                             1,124              1,445            4,258          (4,117)
                                                                   --------------    ---------------   --------------   ------------
     Comprehensive income                                              $31,016            $28,449          $56,095         $50,744
                                                                   ==============    ===============   ==============   ============

A reconciliation of accumulated other comprehensive gain (loss) follows (in thousands):


                                                                       July 31,            Change for          October 31,
                                                                         2006               Period                2006
                                                                  -----------------    ----------------     ---------------
     Foreign currency translation adjustment                           $28,874               1,124               $29,998
     Minimum pension liability, net of tax                             (18,071)               -                  (18,071)
                                                                  -----------------    ----------------     ---------------
     Total                                                             $10,803               1,124               $11,927
                                                                  =================    ================     ===============


                                                                       April 30,          Change for          October 31,
                                                                         2006               Period                2006
                                                                  -----------------    ----------------     ---------------

     Foreign currency translation adjustment                            $25,740               4,258              $29,998
     Minimum pension liability, net of tax                              (18,071)               -                 (18,071)
                                                                  -----------------    ----------------     ---------------
     Total                                                               $7,669               4,258              $11,927
                                                                  =================    ================     ===============

5.   Weighted Average Shares for Earnings Per Share
     ----------------------------------------------

     A reconciliation of the shares used in the computation of income per share follows (in thousands):


                                                                       For the Three Months                For the Six Months
                                                                        Ending October 31,                 Ending October 31,
                                                                ---------------------------------    -------------------------------
                                                                      2006              2005              2006            2005
                                                                --------------    ---------------    -------------     -------------
     Weighted average shares outstanding                              57,178            58,925            57,121          59,050
     Less:  Unvested shares outstanding                                 (401)             (347)             (358)           (304)
                                                                --------------    ---------------    -------------     -------------
     Shares used for basic income per share                           56,777            58,578            56,763          58,746
     Dilutive effect of stock options and other stock awards           1,194             1,919             1,165           1,822
                                                                --------------    ---------------    -------------     -------------
     Shares used for diluted income per share                         57,971            60,497            57,928          60,568
                                                                ==============    ===============    =============     =============

     For the three and six months ended October 31, 2006 and 2005, options to purchase Class A Common Stock of 2,597,669 and zero, respectively, have been excluded from the shares used for diluted income per share, as their inclusion would have been anti-dilutive.

6.   Inventories
     -----------

     Inventories were as follows (in thousands):

                                                                                        As of
                                                As of October 31,                     April 30,
                                     ----------------------------------------    -------------------
                                          2006                    2005                   2006
                                     ------------------    ------------------    -------------------

     Finished goods                      $79,534                 $76,516                $79,389
     Work-in-process                       6,577                   6,776                  6,704
     Paper, cloth and other                8,061                   6,567                  6,024
                                     ------------------    ------------------    -------------------
                                          94,172                  89,859                 92,117
     LIFO reserve                         (3,739)                 (2,530)                (3,539)
                                     ------------------    ------------------    -------------------
     Total inventories                   $90,433                 $87,329                $88,578
                                     ==================    ==================    ===================

7.   Acquisitions
     ------------

     Fiscal Year 2007:
     During the first half of fiscal year 2007, the Company acquired certain businesses, assets and rights for $13.5 million, including acquisition costs plus liabilities assumed. Approximately $7.7 million of brands, trademarks and acquired publishing rights and $6.2 million of goodwill were recorded in the aggregate. The brands, trademarks and acquired publishing rights are being amortized over a weighted average period of approximately 9 years. The Company is in the process of completing valuations necessary to finalize the purchase price allocation. The acquisitions consist primarily of the following:

     On July 20, 2006, the Company acquired the assets of a publisher of two controlled circulation advertising based journals. The acquisition has been recorded as acquired publication rights and is being amortized over a 10-year period.

     On October 18, 2006, Wiley acquired a U.K.-based provider of travel-related online content, technology, and services. The acquisition cost was allocated to goodwill, branded trademarks and the net tangible assets acquired, which consisted primarily of computer software. The branded trademarks are being amortized over a 10-year period.


     Fiscal Year 2006:
     During the first half of fiscal year 2006, the Company acquired certain businesses, assets and rights for $24.6 million, including acquisition costs plus liabilities assumed. Approximately $22.3 million of brands, trademarks and acquired publishing rights and $3.6 million of goodwill were recorded in the aggregate. The brands, trademarks and acquired publishing rights are being amortized over a weighted average period of approximately 10 years. The acquisitions consist primarily of the following:

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

     On October 6, 2005, the Company acquired a leading provider of evidence-based medicine content and web-based search tools. The acquisition cost was primarily allocated to goodwill, trademarks, customer relationships and the net tangible assets acquired, which consisted primarily of accounts receivable, capitalized software and deferred revenues. The trademarks and customer relationships are being amortized over a 10-year period.

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

                                                                  For The Three Months Ending October 31,
                                        --------------------------------------------------------------------------------------------
                                                           2006                                            2005
                                        --------------------------------------------     -------------------------------------------
                                                                                 (thousands)
                                                            Inter-                                         Inter-
                                           External        segment                         External       segment
                                          Customers         Sales         Total            Customers        Sales          Total
                                        -------------- -------------- -------------     -------------- -------------- --------------
   Revenue
   -------

   U.S. segments:
      Professional/Trade                   $94,017         $10,264      $104,281            $83,851       $11,092         $94,943
      Scientific, Technical, and Medical    50,470           2,423        52,893             47,151         2,204          49,355
      Higher Education                      32,737           9,240        41,977             32,304         9,496          41,800
   European segment                         75,627           5,209        80,836             69,679         7,103          76,782
   Asia, Australia & Canada                 31,651             585        32,236             29,698           481          30,179
   Eliminations                               -            (27,721)      (27,721)              -          (30,376)        (30,376)
                                        -------------- -------------- -------------     -------------- -------------- --------------
   Total Revenue                          $284,502            -         $284,502           $262,683          -           $262,683
                                        ============== ============== =============     ============== ============== ==============
   Direct Contribution to Profit
   -----------------------------

   U.S. segments:
      Professional/Trade                                                 $29,163                                          $25,561
      Scientific, Technical, and Medical                                  23,114                                           23,472
      Higher Education                                                    11,969                                           11,701
   European segment                                                       28,160                                           25,265
   Asia, Australia & Canada                                                5,930                                            6,464
                                                                      -------------                                   --------------
   Total Direct Contribution to Profit                                    98,336                                           92,463

   Shared Services and
   Administrative Costs
   --------------------

      Distribution                                                       (13,092)                                         (12,609)
      Information technology                                             (15,318)                                         (15,106)
      Finance                                                             (9,299)                                          (8,284)
      Other administrative                                               (18,594)                                         (12,993)
                                                                      -------------                                   --------------
   Total Shared Services and
      Administrative Costs                                               (56,303)                                         (48,992)
                                                                      -------------                                   --------------
   Operating Income                                                      $42,033                                          $43,471
   ----------------                                                   =============                                   ==============


                                                                     For The Six Months Ending October 31,
                                        --------------------------------------------------------------------------------------------
                                                            2006                                           2005
                                        --------------------------------------------     -------------------------------------------
                                                                                 (thousands)
                                                            Inter-                                         Inter-
                                           External        segment                          External      segment
                                          Customers         Sales         Total            Customers       Sales           Total
                                        -------------- -------------- -------------      -------------- ------------- --------------

   Revenue
   -------
   U.S. segments:
      Professional/Trade                  $171,475         $18,460      $189,935           $154,289       $19,170        $173,459
      Scientific, Technical, and Medical   102,049           4,411       106,460             93,590         4,518          98,108
      Higher Education                      72,911          16,807        89,718             69,996        17,346          87,342
   European segment                        142,203          10,553       152,756            128,106        11,802         139,908
   Asia, Australia & Canada                 59,296           1,006        60,302             53,451           884          54,335
   Eliminations                               -            (51,237)      (51,237)              -          (53,720)        (53,720)
                                        -------------- -------------- -------------      ------------- -------------- --------------
   Total Revenue                          $547,934           -          $547,934           $499,432          -           $499,432
                                        ============== ============== =============      ============= ============== ==============
   Direct Contribution to Profit
   -----------------------------
   U.S. segments:
      Professional/Trade                                                 $48,323                                          $44,403
      Scientific, Technical, and Medical                                  48,048                                           48,017
      Higher Education                                                    29,022                                           28,720
   European segment                                                       52,278                                           43,892
   Asia, Australia & Canada                                                9,456                                            9,921
                                                                      -------------                                   --------------
   Total Direct Contribution to Profit                                   187,127                                          174,953

   Shared Services and
   Administrative Costs
   --------------------
      Distribution                                                       (25,479)                                         (24,457)
      Information technology                                             (30,501)                                         (30,130)
      Finance                                                            (17,780)                                         (16,303)
      Other administrative                                               (36,372)                                         (28,436)
                                                                      -------------                                   --------------
   Total Shared Services and
      Administrative Costs                                              (110,132)                                         (99,326)
                                                                      -------------                                   --------------
   Operating Income                                                      $76,995                                          $75,627
   ----------------                                                   =============                                   ==============

9.   Intangible Assets

     Intangible assets consisted of the following (in thousands):

                                                                                                                        As of
                                                                                    As of October 31,                  April 30,
                                                                          -----------------------------------      ---------------
                                                                                 2006                2005                2006
                                                                          ----------------     --------------      ---------------

     Intangible assets not subject to amortization
     Branded trademarks                                                         $57,900             $57,900             $57,900
     Acquired publication rights                                                118,281             118,441             117,911
                                                                          ----------------     --------------      ---------------
     Total intangible assets not subject to amortization                        176,181             176,341             175,811

     Net intangible assets subject to amortization, principally
     acquired publication rights                                                128,500             127,075              126,573
                                                                          ----------------     --------------      ---------------
     Total                                                                     $304,681            $303,416             $302,384
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

11.  Income Taxes
     ------------

     The effective tax rate for the first six months of fiscal year 2007 was 28.3%. The tax provision for the first six months of fiscal year 2007 included $4.2 million, or $0.07 per diluted share, of tax benefits recorded in the second quarter of fiscal year 2007 related to the finalization of tax audits for fiscal years 2002 and 2003. Excluding the tax benefits described above, the effective tax rate for the first six months of fiscal year 2007 was 34.1%.

     The effective tax rate for the first six months of fiscal year 2006 was 23.6%. The tax provision for the first six months of fiscal year 2006 included $7.5 million, or $0.12 per diluted share, of tax benefits associated with the reversal of a tax accrual recorded on the repatriation of dividends from European subsidiaries in the fourth quarter of fiscal year 2005. On May 10, 2005, the U.S. Internal Revenue Service issued Notice 2005-38. The notice provided for a tax benefit that fully offset the tax accrued by the Company on foreign dividends in the fourth quarter of fiscal year 2005. Neither the tax benefit associated with the $7.5 million tax accrual reversal, nor the corresponding fourth quarter fiscal year 2005 tax accrual had a cash impact on the Company. Excluding the tax benefit described above, the effective tax rate for the first six months of fiscal year 2006 was 34.0%.

12.  Retirement Plans
     ----------------

     The components of net pension expense for the defined benefit plans were as follows:

                                                            For the Three Months                    For the Six Months
                                                             Ending October 31,                     Ending October 31,
                                                      ----------------------------------    --------------------------------
     (Dollars in thousands)                                2006              2005               2006              2005
                                                      ----------------    --------------    ---------------    -------------
     Service Cost                                          $2,983            $2,774             $5,948            $5,603
     Interest Cost                                          3,499             2,876              6,975             5,818
     Expected Return of Plan Assets                        (3,320)           (2,753)            (6,617)           (5,521)
     Net Amortization of Prior Service Cost                   180               118                359               245
     Recognized Net Actuarial Loss                            489               788                970             1,646
                                                      ----------------    --------------    ---------------    -------------
     Net Pension Expense                                   $3,831            $3,803             $7,635            $7,791
                                                      ================    ==============    ===============    =============

     Pension plan contributions were $4.5 million and $3.3 million for the six months ended October 31, 2006 and 2005, respectively.

13.  Subsequent Event
     ----------------

     On November 17, 2006, the Company announced that it had entered into a definitive agreement to acquire the outstanding shares of Blackwell
     Publishing (Holdings) Ltd., one of the world's foremost academic and professional publishers. The purchase price of (pound)572 million, currently approximately U.S. $1.1 billion, will be financed with a combination of debt and cash. Wiley has received irrevocable commitments from the principal shareholders of Blackwell Publishing to sell their shares to Wiley. The companies anticipate that the transaction will close early in calendar year 2007.

     Based in the United Kingdom, Blackwell Publishing's revenue for the year ended December 31, 2005 was approximately $380 million, which is about the same as Wiley's aggregated global Scientific, Technical and Medical business. Blackwell's publishing programs include journals, books and online content in the sciences, technology, medicine, the social sciences and humanities. Blackwell Ltd., the book library service and retailing business, is a separate entity and is not part of the acquisition.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS - SECOND QUARTER ENDED OCTOBER 31, 2006

     Revenue for the second quarter of fiscal year 2007 of $284.5 million increased 8% from $262.7 million in the prior year's second quarter or 7% excluding the impact of foreign exchange. All of the Company's businesses contributed to the year-on-year growth. The U.S. P/T business contributed to the growth with solid performances in business, consumer cooking and architecture/culinary. Global STM's results reflect higher journal subscriptions and increased book sales. U.S. Higher Education revenue reflected growth in accounting and social sciences.

     Gross profit margin for the second quarter of fiscal year 2007 was 67.2% compared to 67.0% in the prior year's quarter. Operating and administrative expenses for the second quarter increased 12% to $145.6 million, or 11% excluding the effect of foreign currency, primarily driven by higher selling, marketing and editorial/production costs to support business growth and acquisitions and additional stock option costs of $3.0 million associated with the adoption of Statement of Financial Accounting Standard 123R, "Share-Based Payments" (SFAS 123R). In addition, operating and administration expenses were adversely affected by the timing of a relocation incentive settlement with the State of New Jersey of approximately $2.7 million, which has been delayed to the third quarter of this fiscal year.

     Total pre-tax stock option and other share-based compensation expense for the current quarter were $4.7 million compared to $1.1 million in the second quarter of the prior year. The increase over the prior year period was principally due to the inclusion of $3.0 million of stock option expense in the current year.

     Operating income declined 3% to $42.0 million in the second quarter of fiscal year 2007, or 4% excluding the effect of foreign currency. The second quarter operating margin for fiscal year 2007 declined approximately 170 basis points to 14.8%. An improvement in product mix was more than offset by increased costs due to the adoption of SFAS 123R and higher operating and administration costs discussed above. Incremental expenses associated with the adoption of SFAS 123R contributed approximately 104 basis points to the decline. Net interest expense and other increased $0.5 million primarily due to higher borrowing rates.

     The effective tax rate for the second quarter of fiscal year 2007 was 23.8%. In the second quarter of fiscal year 2007, the Company recorded a $4.2 million tax benefit associated with the finalization of tax audits for fiscal years 2002 and 2003. The second quarter 2007 effective tax rate excluding the tax benefit was 34.5% compared to 34.4% in the second quarter of fiscal year 2006.

     Reported earnings per diluted share and net income for the second quarter of fiscal year 2007 were $0.52 and $29.9 million, respectively. Earnings per diluted share and net income for the second quarter of fiscal year 2007 adjusted to exclude the $4.2 million tax benefit described above were $0.44 and $25.7 million, respectively. See Non-GAAP Financial Measures described below. The second quarter 2007 results include an incremental $1.9 million after-tax charge ($.03 per diluted share) related to the adoption of SFAS 123R. Reported earnings per diluted share and net income for the second quarter of fiscal year 2006 were $0.45 and $27.0 million, respectively.

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

     Reconciliation of non-GAAP financial disclosure                      For the Three Months
     -----------------------------------------------                       Ending October 31,
                                                                    ------------------------------------
     Net Income (in millions):                                             2006               2005
                                                                    ----------------    ----------------
     As reported                                                          $29.9              $27.0
     Tax benefit on finalization of tax audits                             (4.2)                -
                                                                    ----------------    ----------------
     Adjusted                                                             $25.7              $27.0
                                                                    ================    ================


     Earnings per Diluted Share:
     As reported                                                           $0.52              $0.45
     Tax benefit on finalization of tax audits                             (0.07)               -
     Adjusted                                                              $0.44              $0.45
                                                                    ================    ================

     The Adjusted Net Income and Adjusted Earnings per Diluted Share for the second quarter of fiscal year 2007 above exclude $4.2 million, or $0.07 per diluted share, of tax benefits associated with the finalization of the tax audits for fiscal years 2002 and 2003. The tax benefits had no cash impact to the Company.




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


Adjusted Segment Results                                              For the Three Months Ending October 31,
(amounts in millions)                  2006                                2005
                                  --------------    -----------------------------------------------
                                                                           Inter-
                                        As                 As              Segment                               % Change
                                     Reported           Reported           Impact        Adjusted        Adjusted       As Reported
                                  --------------    ---------------    ------------    ------------   -------------    -------------
Revenue:

Professional/Trade                   $104.3             $94.9             $(2.1)          $92.8            12%              10%
Scientific, Technical and Medical      52.9              49.4              (0.3)           49.1             8%               7%
Higher Education                       42.0              41.8              (0.9)           40.9             3%               -
European Segment                       80.8              76.8              (1.0)           75.8             7%               5%
Asia, Australia & Canada               32.2              30.2                -             30.2             7%               7%
Intersegment Sales Eliminations       (27.7)            (30.4)              4.3           (26.1)            6%              -9%
                                  --------------------------------------------------------------------------------------------------
  Total Revenue                      $284.5            $262.7                -           $262.7             8%               8%
                                  ==================================================================================================

Direct Contribution to Profit:
Professional/Trade                    $29.2             $25.6             $(1.5)          $24.1            21%              14%
Scientific, Technical and Medical      23.1              23.5                -             23.5            -2%              -2%
Higher Education                       12.0              11.7              (0.9)           10.8            11%               3%
European Segment                       28.1              25.3               1.6            26.9             4%              11%
Asia, Australia & Canada                5.9               6.4               0.8             7.2           -18%              -8%
                                  --------------------------------------------------------------------------------------------------
  Total Direct Contribution to Profit $98.3             $92.5                -            $92.5             6%               6%

Shared Services and Admin. Costs      (56.3)            (49.0)               -            (49.0)           15%              15%
                                  --------------------------------------------------------------------------------------------------
  Operating Income                    $42.0             $43.5                -            $43.5            -3%              -3%
                                  ==================================================================================================

     Professional/Trade (P/T)
     ------------------------

     U.S. P/T revenue for the second quarter advanced 10% over the prior year to $104.3 million. Building on the first quarter's momentum, P/T delivered solid second quarter results driven by frontlist and backlist books in business, consumer cooking and architecture/culinary, as well as online advertising. Direct contribution to profit increased by 14% to $29.2 million for the quarter. Adjusting for the effect of the change in inter-segment product prices noted above, revenue and direct contribution to profit improved 12% and 21%, respectively. Also on an adjusted basis, direct contribution margin for the quarter improved approximately 200 basis points to 28% principally due to lower unit costs on higher sales volume.

     Second quarter highlights include the publication of The Little Book of Value Investing by Christopher Browne, a Managing Director of Tweedy, Browne Company LLC, a follow-up to Joel Greenblatt's hugely successful The Little Book that Beats the Market; Seven Years to Seven Figures by Michael Masterson; Maui Millionaires by David Finkel and Diane Kennedy; and A Leader's Legacy by James Kouzes and Barry Posner, authors of The Leadership Challenge.

     The August release of Barbara Fairchild's The Bon Appetit Cookbook launched an unprecedented fall cookbook line-up that included the 8th edition of The Culinary Institute of America's Professional Chef; the Betty Crocker Cookbook Bonus Edition and Christmas Cookbook; Pillsbury Baking; and Marcus Samuelson's Soul of a New Cuisine. During the quarter, the first two titles (Italy and Ireland) of the MTV-branded series of travel guides were published.

     P/T's online business had an active quarter with the launch of new products, such as Schein/Career Anchors, an online self-assessment product; two new modules of Therascribe, the Child 4E Treatment Planner and the Child 2E 2006 Treatment Planner; and the Certified Internal Auditor Examination Test Prep 1.0. Wiley's branded web sites - CliffsNotes.com, For Dummies.com and Frommers.com - generated new advertising and licensing revenue through co-promotions with major corporations and the launch of Podcasts to promote books.

     Several P/T books received considerable media and customer attention during the quarter. The Wall Street Journal included a major feature on Patrick Lencioni and his Wiley books. The Five Dysfunctions of a Team, continues to enjoy bestseller status on the BusinessWeek, The Wall Street Journal and the New York Times lists. Five other Wiley titles made major bestseller lists during the quarter, including The Little Book That Beats the Market, The Little Book of Value Investing, Investing For Dummies, Hotel California and The Leadership Challenge.

     During the quarter, Wiley acquired Whatsonwhen Ltd., a U.K.-based provider of travel-related online content, technology and related services. The acquisition will enhance Wiley's extensive travel-related content business, which includes the integrated online and print Frommer's, For Dummies and Unofficial Guides brands.

     The Company announced a multi-year publishing agreement with the Lincoln Center for the Performing Arts, Inc. for a minimum of 15 books that will draw on Lincoln Center's community of artists, extensive archives and educational expertise. The first title, Lincoln Center: A Promise Realized, 1979-2006 by Stephen Stamas and Sharon Zane, published in October. Another alliance was formed with Essential Learning Partnership, a provider of web-based continuing education for clinical professionals in psychology, counseling and social work. As a result of this agreement, clinicians will be able to purchase training courses using Wiley titles to meet license requirements.



     Scientific, Technical, and Medical (STM)
     ----------------------------------------

     U.S. STM revenue of $52.9 million increased 7% over the previous year's second quarter driven by increased revenue from journals, books and
     controlled-circulation   advertising.   New  businesses  and   publications
     acquired during the past year, such as InfoPOEMs, Dialysis & Transplantation, The Hospitalist and the Journal of Orthopaedic Research, contributed $0.8 million to the revenue growth for the quarter.

     The second quarter direct contribution margin was 43.7% compared to 47.6% in the prior year. Revenue improvement was more than offset by additional costs associated with new business growth, lower gross margins on imported books, royalty costs on society-owned journals and stock option costs associated with the adoption of SFAS 123R.

     Customers continue to take advantage of Wiley InterScience's content. The number of visits through the first six months of this fiscal year increased by approximately 32% over the first half of last year.

     Early in the quarter, Wiley and the International Society for Stem Cell Research (ISSCR) signed a multi-year agreement to jointly develop and publish Current Protocols in Stem Cell Biology, the first comprehensive source of high-quality methods for isolating, maintaining and differentiating embryonic and adult stem cells for both novice researchers and experienced investigators.

     In addition, the Company announced the launch of Statistical Analysis and Data Mining, a new international journal providing an interdisciplinary focus on data analysis. The journal will publish six times per year beginning in calendar year 2007. Designed to encourage collaboration across the diverse disciplines of computer science, engineering and statistics, Statistical Analysis and Data Mining will communicate novel data mining and statistical techniques to both novices and experts involved in the analysis of data.

     Two of the 2003 recipients of the Wiley Prize in Biomedical Sciences, Dr. Andrew Z. Fire and Dr. Craig C. Mello, were awarded the 2006 Nobel Prize in Physiology or Medicine for their discovery of RNA interference. Elizabeth
     H. Blackburn, PhD and Carol W. Greider, co-recipients of the Wiley Prize in Biomedical Sciences earlier this year, received the 2006 Lasker Award for Basic Medical Research.



     Higher Education
     ----------------

     U.S. Higher Education revenue for the second quarter of fiscal year 2007 was $42.0 million, essentially the same as in the prior year. Adjusting for the effect of the change in inter-segment product prices, revenue grew 3% for the quarter. Improvement in accounting and social sciences, licenses and reprint revenue was partially offset by lower sales in the sciences and mathematics.

     Direct contribution to profit margin was 28.6% in the second quarter of fiscal 2007 versus 28.0% in the prior year period. Adjusting for the effect of the change in inter-segment product prices, direct contribution to profit margin for the quarter improved approximately 220 basis points, which was driven by cost reduction initiatives in composition, paper purchasing and printing.

     The accounting and social sciences programs continued their strong results, particularly Kimmel/Financial Accounting 4e; Kieso/Intermediate Accounting 12e; deBlij/Regions 12e and Human Geography 8e; Huffman/Psychology 8e; Callister/Materials 7e; Incropera/Heat Transfer 6e; and Meriam/Statistics Dynamics 6e.

     October was the first month in which Wiley distributed Microsoft Official Academic Curriculum (MOAC) textbooks and e-learning tools. The alliance with Microsoft was extended internationally during the quarter, and our global sales force is already launching it around the world. This important relationship enables Wiley to establish a significant global position in the technology certification market.



     Europe
     ------

     Wiley Europe's second quarter revenue of $80.8 million improved 5% over prior year, or 2% excluding the impact of foreign exchange. Adjusting for the effect of the change in inter-segment product prices, as well as foreign exchange, Wiley Europe's revenue for the second quarter of fiscal year 2007 improved 4%. Growth in journal revenue and P/T sales was partially offset by the anticipated reduction in Sudoku for Dummies sales and lower advertising revenue.

     Direct contribution to profit for the second quarter improved over prior year by 11% to $28.1 million or 10% excluding the impact of foreign exchange. Adjusting for the effect of the change in inter-segment product prices, as well as foreign exchange, direct contribution to profit for the second quarter improved over prior year by 3%. Higher journal revenue and inventory cost reduction initiatives related to improved printing contracts and higher electronic delivery contributed to the results.

     STM journal subscriptions continued to improve in all disciplines, particularly Chemistry, which includes the Angewante Chemie journals published on behalf of the German Chemical Society. For the second quarter of fiscal year 2007, The Cochrane Library, an evidence-based medicine collection available through Wiley InterScience, increased 30%.

     Wiley Europe forged a publishing agreement with the Royal Meteorological Society (RMetS), a leading professional and learned society, to publish all five of its journals. This agreement expands an existing relationship, establishing Wiley as the exclusive publisher of all the RMetS journals. Wiley and the RMetS have worked together since 1980, when they launched the International Journal of Climatology.

     The three SuDoku For Dummies titles continued to sell, although not at the same pace as the prior year. Cedric Reid: CFO Insights published during the quarter with strong bulk sales. The publication of Davison/The Shopaholic's Guide to Buying Online received considerable promotion from a number of bookstore chains. The Company continues to take advantage of opportunities afforded by WileyPLUS, such as designing customized products to meet pharmaceutical companies' training needs.

     Early in the quarter, Wiley Europe announced the formation of a multi-year publishing partnership with the Dana Centre, an extension of the Science Museum in London. Written by leading technology journalists and experts in the U.K., the books will examine technology-related news stories from around the world, explore their implications on everyday life and predictions for the future. The Dana Centre is well known for its innovative and thought-provoking adults-only events and debates on contemporary science, technology and culture.



     Asia, Australia, and Canada
     ---------------------------

     Wiley's revenue in Asia, Australia and Canada advanced 7% to $32.2 million, or 5% excluding favorable foreign exchange. Growth was driven by P/T in Asia and Canada and Higher Education and School sales in Australia. Lower STM reference book sales in Asia, due to the timing of the frontlist, and sluggish Higher Education sales in Canada, partially offset the revenue improvements in other areas.

     Direct contribution to profit decreased $0.5 million compared to the prior year, or $1.0 million excluding the impact of foreign exchange. Excluding the effect of foreign exchange and the change in inter-segment product prices, direct contribution to profit decreased for the second quarter of fiscal year 2007 $1.8 million to $5.9 million, principally due to product mix and higher marketing, sales and composition costs associated with new business development.

     Wiley Asia published several key P/T titles during the quarter including Iqbal and Mirakhor's An Introduction to Islamic Finance; The Rise of India:
     Its Transformation from Poverty to Prosperity by Niranjan Rajadhyaksha, the Deputy Editor of Business World, one of India's leading business magazines; and Equities by Mark Mobius, as part of his Master Class series. Strong retail performance in many Asian markets on such titles as China CEO:
     Voices  of  Experience  from  20  International  Leaders  by  Juan  Antonio
     Fernandez boosted results. In addition, WileyPLUS continued to gain momentum, particularly in Malaysia where the government is funding new universities. MOAC titles are eliciting much interest, especially in India.

     All of Wiley Australia's businesses showed strength during the quarter. The second half of the year, which is the peak selling season for the Higher Education and School businesses, began on a high note, with the rollout of more than 20 WileyPLUS related titles. A new website went live in August, offering more than 30,000 P/T titles with rich functionality.

     This enhanced web presence has already helped to attract a new partnership with the Association of Professional Engineers, Scientists and Managers. Cricket For Dummies was released concurrently with the Australia vs. England cricket competition.

     Wiley Canada delivered mixed results for the second quarter, showing strength in its P/T business, but falling short in Higher Education. Wiley Canada's P/T growth was due to the continued demand for local real estate books and frontlist releases.



     Shared Services and Administrative Costs
     ----------------------------------------

     Shared services and administrative costs for the second quarter increased $7.3 million to $56.3 million. The increase is primarily attributable to higher compensation costs associated with business growth, the timing of a relocation incentive settlement with the State of New Jersey of approximately $2.7 million, which is now expected in the third quarter of this fiscal year and the shared service portion of additional share-based compensation costs of $1.5 million associated with the adoption of SFAS 123R.




     SIX MONTHS ENDED OCTOBER 31, 2006

     Revenue for the first half of fiscal year 2007 of $547.9 million increased 10% from $499.4 million in the prior year, or 9% excluding the impact of foreign exchange. Revenue growth over the prior year reflected continued momentum in all of the Company's global businesses. Global STM results reflect growth in journal subscriptions and increased sales of journal backfiles and books. The U.S. P/T business contributed to the year-on-year growth with solid performances in business, consumer cooking and architecture/culinary. The U.S. Higher Education business also contributed to the growth due to new editions in accounting and social sciences.

     Gross profit margin for the six-month period was 67.4% compared to 67.3% in the prior year. Operating and administrative expenses increased 12% over the prior year. The increase primarily reflects increased selling, marketing and editorial/production costs to support business growth and acquisitions, additional stock option costs of $5.4 million associated with the adoption of SFAS 123R and the timing of a relocation incentive settlement with the State of New Jersey of approximately $2.7 million, which has been delayed to the third quarter of this fiscal year.

     Total pre-tax stock option and other share-based compensation expense for the first half of fiscal year 2007 was $9.9 million compared to $3.2 million in the prior year. The increase over the prior year period was principally due to the inclusion of $5.4 million of stock option expense in the current year.

     Operating income advanced 2% to $77.0 million in the first half of fiscal year 2007. The operating margin for the first half of fiscal year 2007 was 14.1% as compared to 15.1% in the prior year period. Incremental expenses associated with the adoption of SFAS 123R contributed approximately 100 basis points to the decline. An improvement in product mix was more than offset by increased costs due to the adoption of SFAS 123R and the higher operating costs discussed above including the delayed receipt of the relocation incentive. Interest expense increased $1.0 million primarily due to higher borrowing rates.

     The effective tax rate for the first half of fiscal year 2007 was 28.3% compared to 23.6% in the prior year period. The tax provision for the first six months of fiscal year 2007 included tax benefits of $4.2 million recorded in the second quarter of fiscal year 2007 related to the finalization of tax audits for fiscal years 2002 and 2003.

     The tax provision for the first six months of fiscal year 2006 included a $7.5 million tax benefit associated with the reversal of a tax accrual recorded on the repatriation of dividends from European subsidiaries in the fourth quarter of fiscal year 2005. The effective tax rates for the first six months of fiscal years 2007 and 2006 were 34.1% and 34.0%, respectively, excluding the tax benefits described above.

     Reported earnings per diluted share and net income for the first six months of fiscal year 2007 were $0.89 and $51.8 million, respectively. Earnings per diluted share and net income for the first six months of fiscal year 2007 adjusted to exclude the $4.2 million tax benefit recognized in the second quarter of fiscal year 2007 were $0.82 and $47.6 million, respectively. See Non-GAAP Financial Measures described below. The results for the first half of fiscal year 2007 include a $3.3 million after-tax charge ($0.06 per diluted share) related to the adoption of SFAS 123R.

     Reported earnings per diluted share and net income for the first six months of fiscal year 2006 were $0.91 and $54.9 million, respectively. Earnings per diluted share and net income for the first six months of fiscal year 2006 adjusted to exclude the $7.5 million tax benefit recognized in the first quarter of fiscal year 2006 on the repatriation of dividends were $0.78 and $47.4 million, respectively. See Non-GAAP Financial Measures described below.

     Non-GAAP Financial Measures: The Company's management evaluates operating performance excluding unusual and/or nonrecurring events. The Company believes excluding such events provides a more effective and comparable measure of performance. Since adjusted net income and adjusted earnings per share are not measures calculated in accordance with GAAP, they should not be considered as a substitute for other GAAP measures, including net income and earnings per share as indicators of operating performance. Adjusted net income and adjusted earnings per diluted share, for the six months ended October 31, 2006 and 2005, excluding the tax benefits are as follows:


     Reconciliation of non-GAAP financial disclosure                      For the Six Months
     -----------------------------------------------                      Ending October 31,
     Net Income (in millions)                                           2006              2005
                                                                  ---------------    -------------
     As reported                                                       $51.8             $54.9
     Tax benefit on finalization of tax audits                          (4.2)               -
     Tax benefit on dividends repatriated                                 -               (7.5)
                                                                  ---------------    -------------
     Adjusted                                                          $47.6             $47.4
                                                                  ===============    =============


     Earnings per Diluted Share                                         2006              2005
                                                                  ---------------    -------------
     As reported                                                        $0.89             $0.91
     Tax benefit on finalization of tax audits                          (0.07)              -
     Tax benefit on dividends repatriated                                 -               (0.12)
     Adjusted                                                           $0.82             $0.78
                                                                  ===============    =============

     The Adjusted Net Income and Adjusted Earnings per Diluted Share above for the six months ending October 31, 2006 above exclude $4.2 million, or $0.07 per diluted share, of tax benefits associated with the finalization of the tax audits for fiscal years 2002 and 2003. The tax benefits had no cash impact to the Company.

     The Adjusted Net Income and Adjusted Earnings per Diluted Share for the six months ending October 31, 2005 above exclude $7.5 million, or $0.12 per diluted share, of tax benefits associated with the reversal of a tax accrual recorded on the repatriation of dividends from European subsidiaries in the fourth quarter of fiscal year 2005.

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


Adjusted Segment Results                                    For the Six Months Ending October 31,
(amounts in millions)                    2006                                 2005
                                    --------------    -----------------------------------------------
                                                                             Inter-
                                          As                 As              Segment                               % Change
                                       Reported           Reported           Impact       Adjusted        Adjusted       Reported
                                    --------------    ---------------    ------------   ------------   -------------  --------------
Revenue:

Professional/Trade                     $189.9             $173.5            $(3.4)        $170.1             12%             9%
Scientific, Technical and Medical       106.5               98.1             (0.5)          97.6              9%             9%
Higher Education                         89.7               87.3             (1.9)          85.4              5%             3%
European Segment                        152.8              139.9             (1.7)         138.2             11%             9%
Asia, Australia & Canada                 60.3               54.3               -            54.3             11%            11%
Intersegment Sales Eliminations         (51.3)             (53.7)             7.5          (46.2)            11%             4%
                                 ---------------------------------------------------------------------------------------------------
  Total Revenue                        $547.9             $499.4               -          $499.4             10%            10%
                                 ===================================================================================================

Direct Contribution to Profit:
Professional/Trade                      $48.3              $44.4             $(2.7)        $41.7             16%             9%
Scientific, Technical and Medical        48.0               48.0               -            48.0              -              -
Higher Education                         29.0               28.7             (1.8)          26.9              8%             1%
European Segment                         52.3               43.9              3.2           47.1             11%            19%
Asia, Australia & Canada                  9.5                9.9              1.3           11.2            -15%            -4%
                                 ---------------------------------------------------------------------------------------------------
  Total Direct Contribution to Profit  $187.1             $174.9               -          $174.9              7%             7%

Shared Services and Admin. Costs       (110.1)             (99.3)              -           (99.3)            11%            11%

                                 ---------------------------------------------------------------------------------------------------
  Operating Income                      $77.0              $75.6               -           $75.6              2%             2%
                                 ===================================================================================================

     Professional/Trade (P/T)
     ------------------------

     U.S. P/T revenue for the first half of fiscal year 2007 advanced 9% over the prior year. P/T's business and consumer cooking book programs, as well as online advertising, contributed to the growth. Adjusting for the effect of the change in inter-segment product prices noted above, revenue and direct contribution to profit improved 12% and 16%, respectively. Direct contribution margin improved by approximately 90 basis points to 25.4%, principally due to lower unit costs on higher sales volume.

     Scientific, Technical, and Medical (STM)
     ----------------------------------------

     U.S. STM revenue for the first six months of fiscal year 2007 increased 9% over the prior year. Subscription and non-subscription journal revenue, such as journal backfiles, books and controlled circulation advertising contributed to the year-on-year growth. New businesses and publications acquired during the past year contributed approximately $2.0 million to year-to-date revenue growth. Direct contribution margin for the first half of fiscal year 2007 declined from 48.9% to 45.1%, reflecting the additional costs associated with new business growth, lower gross margins on imported books, royalty costs on society-owned journals and stock option costs associated with the adoption of SFAS 123R.



     Higher Education
     ----------------

     Revenue of Wiley's U.S. Higher Education business increased 3% during the first half of fiscal year 2007. Adjusting for the effect of the change in inter-segment prices, revenue grew 5% for the first six months of fiscal year 2007, driven primarily by growth in accounting and social sciences titles. Direct contribution margin for the first half of fiscal year 2007 improved by approximately 80 basis points due to cost reduction initiatives in composition, paper purchasing and printing partially offset by higher costs associated with WileyPLUS.

     Year-to-date WileyPLUS sales were up 83%. WileyPLUS sales are deferred with the majority of the revenue recognized over the course of the second half of the fiscal year. As of the end of the second quarter, approximately $3.0 million of current WileyPLUS sales were deferred until the second half of this fiscal year.



     Europe
     ------

     Wiley Europe's first half revenue was up 9% over prior year, or 7% excluding the impact of foreign exchange. Adjusting for the effect of the change in inter-segment product prices, as well as foreign exchange, Wiley Europe's revenue for the first half of fiscal year 2007 improved 8%. Growth in journal subscription revenue and P/T sales were partially offset by lower controlled circulation advertising revenue and lower sales of the SuDoku for Dummies, as planned. Direct contribution to profit margin increased 19% over the prior year. The impact of foreign exchange was not significant. Excluding the effects of the change in inter-segment prices and foreign currency, direct contribution margin for the six-month period improved approximately 80 basis points principally due to product mix.



     Asia, Australia, and Canada
     ---------------------------

     Wiley's revenue in Asia, Australia, and Canada was up 11% during the first half of fiscal year 2007, or 8% excluding foreign exchange. P/T and Higher Education growth in Asia and Australia drove the improvement. Direct contribution to profit decreased $0.5 million versus the prior year or $1.2 million excluding the impact of foreign exchange. Excluding the effects of the change in inter-segment prices and foreign currency, direct contribution margin for the six-month period declined $2.4 million to $9.5 million mainly due to unfavorable product mix in Asia and Australia and higher planned marketing and sales costs in Asia and Canada.

     Shared Services and Administrative Costs
     ----------------------------------------

     Shared services and administrative costs for the first six months of fiscal year 2007 increased 11% to $110.1 million. The increase is primarily attributable to higher compensation costs associated with business growth, the timing of a relocation incentive settlement with the State of New Jersey of approximately $2.7 million, which has been delayed to the third quarter of this fiscal year, the shared service portion of additional share-based compensation costs of $2.9 million associated with the adoption of SFAS 123R and higher facility costs.



     LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents balance was $16.6 million at the end of the second quarter of fiscal 2007, compared with $17.6 million a year earlier. Cash used by operating activities in fiscal year 2007 was $11.7 million compared to cash provided of $6.6 million in the prior year. The timing of vendor and author payments increased incentive compensation payments related to fiscal year 2006 were partially offset by higher subscription journal receipts and improved trade collections. The increase in the net change in operating assets and liabilities in the accompanying Consolidated Statements of Cash Flow primarily reflects the timing of vendor and author payments.

     Cash used for investing activities for the first quarter 2007 was $61.3 million compared to $57.0 million in the prior year. The Company invested $13.5 million in acquisitions of publishing assets and rights compared to $24.6 million in the prior year. The current year acquisitions primarily consisted of a provider of travel-related online content, technology and services and two advertising-based cardiology journals. Projected product development and property, equipment and technology capital spending for fiscal year 2007 is forecast to be approximately $75 million and $35 million, respectively.

     The Company increased spending for investments in product development and property equipment and technology by approximately $5.5 million. The Company sold $10 million of marketable securities during the first quarter of 2006 consisting of shares of variable rate securities issued by closed-end funds.

     Cash provided by financing activities was $28.6 million in the second quarter of fiscal 2007, as compared to a use of funds of $21.1 million in the prior period. The increase in borrowings this fiscal year is primarily due to the lower cash on hand at the beginning of fiscal year 2007 as compared to the prior year. Current year financing activities also included the continuation of the Company's stock repurchase program.

     The Company increased its quarterly dividend to shareholders by 11% to $0.10 per share versus $0.09 per share in the prior year.

     The Company believes its cash balances together with existing credit facilities are sufficient to meet its obligations. At October 31, 2006 the Company had $207.8 million of variable rate loans outstanding and approximately $202.7 million of unused borrowing capacity available under its revolving credit facilities and other short-term lines of credit.

     The Company announced on November 17, 2006 that it has entered into a definitive agreement to acquire the outstanding shares of Blackwell
     Publishing (Holdings) Ltd., one of the world's foremost academic and professional publishers. The purchase price of (pound)572 million will be financed with a combination of debt and cash. The companies anticipate that the transaction will close early in calendar year 2007.

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



     Interest Rates

     The Company had $202.7 million of variable rate loans outstanding at October 31, 2006, which approximated fair value. The Company did not use any derivative financial investments to manage this exposure. The weighted average interest rate as of October 31, 2006 was approximately 5.54%. A hypothetical 1% change in interest rates for the variable rate debt would affect annual net income and cash flow by approximately $1.3 million.



     Sales Return Reserves

     Sales return  reserves,  net of estimated  inventory and royalty costs, are reported as a reduction of accounts receivable in the Condensed Consolidated Statement of Financial Position and amounted to $62.7 million and $55.8 million at October 31, 2006 and April 30, 2006, respectively. The Company provides for sales returns based upon historical experience. A change in the pattern of trends in returns could affect the estimated allowance. On an annual basis, a one percent change in the estimated sales return rate could affect net income by approximately $3.6 million.



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



     ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and regulations. The Company's Chief Executive Officer and Chief Financial Officer, together with the Chief Accounting Officer and other members of the Company's management, have conducted an evaluation of these disclosure controls and procedures as of a date within 90 days prior to the date of filing this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal controls or in other factors that could materially affect such internal controls subsequent to this evaluation.

     PART II - OTHER INFORMATION

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the second quarter ending on October 31, 2006 the Company did not repurchase shares of Common Stock under its stock repurchase program. Remaining shares to be repurchased under the approved plan were 1,905,030 as of October 31, 2006. The program was approved by the Company's Board of Directors and publicly announced in June 2005.



     ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following matters were voted upon at the annual meeting of shareholders of the Company on September 21, 2006. All significant contracts were filed with the Securities and Exchange Commission as exhibits to the Company's Shareholder Proxy Statement on August 7, 2006.


     Election of Directors
     ---------------------

     Eight directors as indicated in the Proxy Statement were elected to the Board, three of whom were elected by the holders of Class A Common Stock, and five by the holders of Class B Common Stock.


     Proposal  to  Ratify  the  Appointment  of KPMG LLP as
     Independent  Public Accountants for the Year Ending April 30, 2007.
     -------------------------------------------------------------------

     The holders of Class A and Class B shares voted together as a single class on this matter, with each outstanding share of Class A stock entitled to one-tenth (1/10) of one vote and each outstanding share of Class B stock entitled to one vote.

                      The proposal was ratified as follows:
                      Votes For          14,131,397
                      Votes Against      23,133
                      Abstentions        20,924



     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     99.1 - 18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer

     99.2 - 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer


(b) The following reports on Form 8-K were furnished to the Securities and Exchange Commission since the filing of the Company's 10-Q on September 11, 2006.

i. Earnings release on the second quarter fiscal 2007 results issued on Form 8-K dated December 5, 2006 which include the condensed financial statements of the Company.

     The following reports on Form 8-K were filed with the Securities and Exchange Commission since the filing of the Company's first quarter 10-Q on September 11, 2006.

i. Announcement regarding the election of Director's issued on Form 8-K dated November 6, 2006.

ii. Announcement of entering into a definitive agreement to acquire all outstanding shares of Blackwell Publishing (Holdings) Ltd. on Form 8-K dated November 22, 2006.

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




                                  Dated:  December 11, 2006

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

                                            Dated:  December 11, 2006

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


                                            Dated:  December 11, 2006

                                                                    Exhibit 99.1



                            CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of John Wiley & Sons, Inc. (the "Company") on Form 10-Q for the period ending October 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William
J. Pesce, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

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

Dated:  December 11, 2006

                                                                    Exhibit 99.2



                            CERTIFICATION PURSUANT TO
                             18 .S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of John Wiley & Sons, Inc. (the "Company") on Form 10-Q for the period ending October 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ellis
E. Cousens, Executive Vice President and Chief Financial & Operations Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

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

Dated:  December 11, 2006