Form 10-Q
period 2007-01-31
WILEY JOHN & SONS INC
filed 2007-03-09
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X]                   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                            OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended January 31, 2007      Commission File No. 1-11507

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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]


The number of shares outstanding of each of the Registrant's classes of common stock as of February 28, 2007 were:

                      Class A, par value $1.00 - 47,514,946
                      Class B, par value $1.00 -  9,912,287



                  This is the first page of a 38-page document


                             JOHN WILEY & SONS, INC.

                                      INDEX


PART I  -  FINANCIAL INFORMATION                                                                     PAGE NO.
Item 1.    Financial Statements.

           Condensed Consolidated Statements of Financial Position - Unaudited
              as of January 31, 2007 and 2006, and April 30, 2006........................................3

           Condensed Consolidated Statements of Income - Unaudited
              for the three and nine months ending January 31, 2007 and 2006.............................4

           Condensed Consolidated Statements of Cash Flows - Unaudited
              for the nine months ending January 31, 2007 and 2006.......................................5

           Notes to Unaudited Condensed Consolidated Financial Statements.............................6-18

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................................................18-30

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.................................. 30

Item 4.    Controls and Procedures......................................................................32

PART II -  OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds..................................32

Item 6.    Exhibits and Reports on Form 8-K.............................................................33

SIGNATURES AND CERTIFICATIONS........................................................................34-36

EXHIBITS.............................................................................................37-38


                  JOHN WILEY & SONS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)


                                                                                     (UNAUDITED)
                                                                                     January 31,                      April 30,
                                                                        ---------------------------------------   ----------------
                                                                               2007               2006                   2006
                                                                        -----------------   -------------------   ----------------
Assets:
Current Assets

     Cash and cash equivalents                                        $        25,024     $       75,301        $        60,757
     Accounts receivable                                                      186,506            177,118                158,275
     Inventories                                                               95,033             88,318                 88,578
     Deferred Income Tax Benefit                                                8,427              9,815                  5,536
     Prepaids and other                                                        12,571             12,670                 13,162
                                                                        -----------------   -------------------   ----------------
          Total Current Assets                                                327,561            363,222                326,308

Product Development Assets                                                     66,835             63,402                 65,641
Property, Equipment and Technology                                            108,420            102,594                102,123
Intangible Assets                                                             308,211            304,541                302,384
Goodwill                                                                      206,600            197,380                198,416
Deferred Income Tax Benefit                                                    11,440              5,356                  3,809
Other Assets                                                                   29,713             27,351                 27,328
                                                                        -----------------   -------------------   ----------------
          Total Assets                                                $     1,058,780     $    1,063,846        $     1,026,009
                                                                        =================   ===================   ================

Liabilities & Shareholders' Equity:
Current Liabilities
     Accounts and royalties payable                                   $       107,893     $       99,449        $        97,231
     Deferred revenue                                                         156,075            150,614                143,923
     Accrued income taxes                                                      23,811             31,140                 24,226
     Accrued pension liability                                                  6,091              6,609                  6,074
     Other accrued liabilities                                                 66,144             66,912                 90,655
                                                                        -----------------   -------------------   ----------------
          Total Current Liabilities                                           360,014            354,724                362,109

Long-Term Debt                                                                 82,073            190,000                160,496
Accrued Pension Liability                                                      62,216             67,614                 56,068
Other Long-Term Liabilities                                                    33,635             35,291                 35,627
Deferred Income Taxes                                                          17,554             10,057                  9,869

Shareholders' Equity
     Class A & Class B common stock                                            83,191             83,191                 83,191
     Additional paid-in-capital                                                91,922             65,193                 69,587
     Retained earnings                                                        664,630            587,189                596,474
     Accumulated other comprehensive gain/(loss)                               16,042               (517)                 7,669
     Unearned deferred compensation                                              -                (3,851)                (3,512)
     Treasury stock                                                          (352,497)          (325,045)              (351,569)
                                                                        -----------------   -------------------   ----------------
          Total Shareholders' Equity                                          503,288            406,160                401,840
                                                                        -----------------   -------------------   ----------------
          Total Liabilities & Shareholders' Equity                    $     1,058,780     $    1,063,846        $     1,026,009
                                                                        =================   ===================   ================

The accompanying Notes are an integral part of the condensed consolidated financial statements.


                     JOHN WILEY & SONS, INC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                   (In thousands except per share information)


                                                      For the Three Months                       For the Nine Months
                                                       Ending January 31,                        Ending January 31,
                                            -------------------------------------       -----------------------------------
                                                   2007                 2006                   2007               2006
                                            -----------------    ----------------       -----------------  ----------------

Revenue                                   $       296,808      $       278,189        $       844,742    $       777,621

Costs and Expenses
  Cost of sales                                    96,823               91,207                275,293            254,617
  Operating and administrative expenses           145,351              129,007                430,641            383,286
  Amortization of intangibles                       3,972                3,874                 11,151              9,990
                                            -----------------    ----------------       -----------------  ----------------
  Total Costs and Expenses                        246,146              224,088                717,085            647,893
                                            -----------------    ----------------       -----------------  ----------------

Operating Income                                   50,662               54,101                127,657            129,728
  Operating Margin                                 17.1%                19.4%                  15.1%              16.7%

Interest Income and Other, net                        457                  293                    995                689
Interest Expense                                   (3,101)              (3,700)                (8,342)            (7,927)
                                            -----------------    ----------------       -----------------  ----------------
Net Interest Expense and Other                     (2,644)              (3,407)                (7,347)            (7,238)
                                            -----------------    ----------------       -----------------  ----------------

Income Before Taxes                                48,018               50,694                120,310            122,490
Provision For Income Taxes                         14,607                9,745                 35,062             26,680
                                            -----------------    ----------------       -----------------  ----------------
Net Income                                $        33,411      $        40,949        $        85,248    $        95,810
                                            =================    ================       =================  ================

Income Per Share
     Diluted                              $         0.57       $         0.69         $         1.47     $         1.59
     Basic                                $         0.59       $         0.71         $         1.50     $         1.64

Cash Dividends Per Share
     Class A Common                       $         0.10       $         0.09         $         0.30     $         0.27
     Class B Common                       $         0.10       $         0.09         $         0.30     $         0.27

Average Shares
     Diluted                                       58,306               59,459                 58,051             60,187
     Basic                                         56,913               57,711                 56,812             58,400

The accompanying Notes are an integral part of the condensed consolidated financial statements.


                    JOHN WILEY & SONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED
                                 (In thousands)


                                                                                                       For The Nine Months
                                                                                                        Ending January 31,
                                                                                              --------------------------------------
                                                                                                    2007                 2006
                                                                                              ---------------       ----------------
Operating Activities
--------------------
Net income                                                                                $         85,248     $         95,810
Adjustments to reconcile net income to cash provided by (used for)
operating activities:
  Amortization of intangibles                                                                       11,152                9,990
  Amortization of composition costs                                                                 28,004               26,688
  Depreciation of property, equipment and technology                                                20,895               24,301
  Stock-based compensation (net of tax)                                                              9,177                2,729
  Non-cash charges & other                                                                          44,141               50,926
  Non-cash tax benefits                                                                             (5,468)             (14,252)
  Change in deferred revenue                                                                        10,058                7,008
  Net change in operating assets and liabilities, excluding acquisitions                           (48,286)             (35,796)
                                                                                              ---------------       ----------------
  Cash Provided by Operating Activities, excluding acquisitions                                    154,921              167,404
                                                                                              ---------------       ----------------
Investing Activities
--------------------
  Additions to product development assets                                                          (53,537)             (52,156)
  Additions to property, equipment and technology                                                  (22,904)             (14,084)
  Acquisitions, net of cash acquired                                                               (17,313)             (29,055)
  Sales of marketable securities                                                                      -                  10,000
                                                                                              ---------------       ----------------
  Cash Used for Investing Activities                                                               (93,754)             (85,295)
                                                                                              ---------------       ----------------
Financing Activities
--------------------
  Repayments of long-term debt                                                                    (129,536)            (282,809)
  Borrowings of long-term debt                                                                      48,579              279,842
  Purchase of treasury stock                                                                        (7,278)             (82,549)
  Cash dividends                                                                                   (17,092)             (15,870)
  Proceeds from exercise of stock options and other                                                  7,864                5,460
                                                                                              ---------------       ----------------
  Cash Used for Financing Activities                                                               (97,463)             (95,926)
                                                                                              ---------------       ----------------
Effects of Exchange Rate Changes on Cash                                                               563                 (283)
                                                                                              ---------------       ----------------
Cash and Cash Equivalents
  Decrease for Period                                                                              (35,733)             (14,100)
  Balance at Beginning of Period                                                                    60,757               89,401
                                                                                              ---------------       ----------------
  Balance at End of Period                                                                $         25,024     $         75,301
                                                                                              ===============       ================
Supplemental Information
Cash Paid During the Period for:
  Interest                                                                                $          8,690     $          4,487
  Income taxes                                                                            $         36,309     $         24,814

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     ---------------------

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of John Wiley & Sons, Inc., and Subsidiaries (the "Company") as of January 31, 2007 and 2006, and results of operations and cash flows for the three and nine month periods ended January 31, 2007 and 2006. The results for the three and nine months ended January 31, 2007 are not necessarily indicative of the results expected for the full year. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 2006.

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

     In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for the Company as of May 1, 2008. The adoption of SFAS 157 is not expected to have a material impact on the Company's consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires balance sheet recognition of the funded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of accumulated other comprehensive income (loss) within stockholders' equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date and the date at which plan assets and the benefit obligation are measured are required to be the company's fiscal year end, which is the date currently used by the Company. SFAS 158 is effective for the Company as of April 30, 2007. Since the Company measures plan assets and obligations on an annual basis, it cannot estimate the impact of SFAS 158 in advance of the Company's April 30, 2007 measurement date. If the Company had been required to adopt the provisions of SFAS 158 as of April 30, 2006, the Company estimates that Shareholders' Equity would have decreased and the accrued pension liability would have increased approximately $15 million.

     However, the Balance Sheet impact of adoption on April 30, 2007 will differ as it will reflect asset performance through the end of fiscal year 2007 as well as interest rates and other factors which are applicable as of April 30, 2007. The adoption of SFAS 158 is not expected to impact the Company's results of operations and cash flows, or any of the Company's financial agreements or covenants.

     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of April 30, 2007. The adoption of SAB 108 is not expected to have a material impact on the Company's consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to irrevocably elect to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis with the resulting changes in fair value recorded in earnings. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by using different measurement attributes for financial assets and liabilities. The Company is currently evaluating the impact of SFAS 159 to determine the effect, if any, it will have on the consolidated financial position and results of operations. The Company is required to adopt SFAS 159 as of May 1, 2008.

3.   Share-Based Compensation
     ------------------------

     All equity compensation plans have been approved by security holders. Under the Key Employee Stock Plan ("the Plan"), qualified employees are eligible to receive awards that may include stock options, performance-based stock awards, and restricted stock awards. Under the Plan, a maximum number of 8,000,000 shares of Company Class A stock may be issued. As of January 31, 2007 there were 5,615,847 securities remaining available for future issuance under the Plan. The Company issues treasury shares to fund stock options and performance-based and restricted stock awards.

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

     The adoption of SFAS 123R resulted in the recognition of an incremental share-based compensation expense of $3.0 million ($1.9 million after taxes) and $8.3 million ($5.2 million after taxes) for the three and nine months ended January 31, 2007, which is reflected in operating and administrative expenses. For the prior year periods, this portion of stock-based compensation was reflected in the Company's disclosures, but was not recognized in the consolidated income statements. For comparative purposes, the following adjusted net income and earnings per share for the three and nine months ended January 31, 2006 reflect the amounts which would have been reported in the income statement if the provisions of SFAS 123R were in effect at that time.


                                                                 For the Three Months                    For the Nine Months
     (in thousands, except per share amounts)                     Ending January 31,                      Ending January 31,
                                                          ------------------------------------    ----------------------------------
                                                               2007                2006               2007                 2006
                                                          ----------------    ----------------    --------------     ---------------

     Net income, as reported                                  $33,411             $40,949            $85,248              $95,810

     Add: Stock-based compensation expense
          included in reported net income, net of taxes         2,979                 703              9,177                2,729

     Deduct: Total stock-based compensation expense
             determined under fair-value based
             method for all awards, net of taxes (1)           (2,979)             (2,225)            (9,177)              (7,295)
                                                          ----------------    ----------------    --------------     ---------------
     Adjusted net income                                      $33,411             $39,427            $85,248              $91,244
                                                          ================    ================    ==============     ===============
     Reported earnings per share:

     Diluted                                                   $0.57               $0.69              $1.47                $1.59

     Basic                                                     $0.59               $0.71              $1.50                $1.64

     Adjusted earnings per share:

     Diluted                                                   $0.57               $0.66              $1.47                $1.52

     Basic                                                     $0.59               $0.68              $1.50                $1.56

(1) Total stock-based compensation expense for all awards presented in the table above is net of taxes of $1.8 million and $1.3 million for the three months ended January 31, 2007 and 2006, respectively, and net of taxes of $5.5 million and $4.4 million for the nine months ended January 31, 2007 and 2006, respectively.

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


                                                     For the Nine Months
                                                      Ending January 31,
                                                   ------------------------
                                                      2007           2006
                                                   ---------       --------

     Expected life of options (years)                  7.8            8.0

     Risk-free interest rate                           5.2%           3.9%

     Expected volatility                              29.1%          27.1%

     Expected dividend yield                           1.2%           0.9%

     Per share fair value of options granted         $12.65         $13.61

     A summary of the activity and status of the Company's stock option plans was as follows:


                                                                                                 Weighted
                                                                                                 Average
                                                                            Weighted             Remaining            Aggregate
                                                      Shares             Average Option         Contractual        Intrinsic Value
Stock Options                                     (in thousands)             Price            Term (in years)      (in millions)
-------------                                  --------------------   -------------------   ------------------   -----------------
Outstanding at April 30, 2006                          6,084                 $25.95

Granted                                                  640                 $33.05

Exercised                                               (277)                $17.99

Expired or forfeited                                     (34)                $30.35
                                               --------------------
Outstanding at January 31, 2007                        6,413                 $26.98                  5.8                 $66.7
                                               ====================
Vested  and  expected  to vest in the future           6,314                 $26.95                  5.8                 $65.8
at January 31, 2007

Exercisable at January 31, 2007                        2,505                 $19.88                  3.1                 $43.3

     The intrinsic value is the difference between the Company's common stock price and the option exercise price. Total intrinsic value of options exercised during the nine months ended January 31, 2007 and 2006 were $5.5 million and $8.4 million, respectively. The Aggregate Intrinsic Value in the table above represents the value option holders would have received on options that were exercisable as of January 31, 2007.

     As of January 31, 2007, there was $22.1 million of unrecognized share-based compensation expense related to stock options, which is expected to be recognized over a period up to 5 years, or 2.5 years on a weighted average basis.


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

     Under certain circumstances relating to a change of control or termination, as defined, the restrictions would lapse and shares would vest earlier. Activity for these restricted stock awards during the nine months ended January 31, 2007 was as follows:


                                                                 Shares                Weighted Average
                                                             (in thousands)            Grant Date Value
                                                         ----------------------    ------------------------

     Nonvested shares at April 30, 2006                            609                      $30.47

     Shares granted                                                338                      $32.82

     Shares vested                                                (21)                      $24.43
                                                         ----------------------
     Nonvested shares at January 31, 2007                          926                      $31.46
                                                         ======================

     As of January 31, 2007, there was $13.3 million of unrecognized share-based compensation cost related to restricted stock awards, which is expected to be recognized over a period up to 5 years, or 2.9 years on a weighted average basis. Compensation expense for restricted stock awards is computed using the closing market price of the Company's Class A Common Stock at the date of grant. Total grant date value of shares vested during the nine months ended January 31, 2007 and 2006 was $0.5 million and $0.5 million, respectively.

     Director Stock Awards:

     Under the terms of the Company's Director Stock Plan (the "Director Plan"), each non-employee director receives an annual award of Class A Common Stock equal in value to 100% of the annual director fee, based on the stock price on the date of grant. The granted shares may not be sold or transferred during the time the non-employee director remains a director. There were 6,642 shares and 7,608 shares awarded under the Director Plan for the nine months ending January 31, 2007 and 2006, respectively.

4.   Comprehensive Income
     --------------------

     Comprehensive income was as follows (in thousands):

                                                                        For the Three Months             For the Nine Months
                                                                         Ending January 31,               Ending January 31,
                                                                  -------------------------------  ------------------------------
                                                                       2007            2006             2007           2006
                                                                  --------------  ---------------  --------------  --------------
     Net income                                                       $33,411         $40,949          $85,248        $95,810
     Change in other comprehensive income, net of taxes:
     Foreign currency translation adjustment                            4,115           1,618            8,373         (2,499)
                                                                  --------------  ---------------  --------------  --------------
     Comprehensive income                                             $37,526         $42,567          $93,621        $93,311
                                                                  ==============  ===============  ==============  ==============

     A reconciliation of accumulated other comprehensive gain (loss) follows (in thousands):

                                                                       For the Three Months
                                                                      Ending January 31, 2007
                                                     --------------------------------------------------------
                                                        October 31,          Change for         January 31,
                                                           2006                Period              2007
                                                     -----------------    ----------------    ---------------
     Foreign currency translation adjustment              $29,998               4,115             $34,113
     Minimum pension liability, net of tax                (18,071)               -                (18,071)
                                                     -----------------    ----------------    ---------------
     Total                                                $11,927               4,115             $16,042
                                                     =================    ================    ===============

                                                                       For the Nine Months
                                                                      Ending January 31, 2007
                                                     --------------------------------------------------------
                                                          April 30,          Change for         January 31,
                                                           2006                Period              2007
                                                     -----------------    ----------------    ---------------
     Foreign currency translation adjustment              $25,740               8,373             $34,113
     Minimum pension liability, net of tax                (18,071)               -                (18,071)
                                                     -----------------    ----------------    ---------------
     Total                                                 $7,669               8,373             $16,042
                                                     =================    ================    ===============

5.   Weighted Average Shares for Earnings Per Share

     A reconciliation of the shares used in the computation of income per share follows (in thousands):

                                                                        For the Three Months             For the Nine Months
                                                                       Ending January 31,                 Ending January 31,
                                                                  -------------------------------  ------------------------------
                                                                       2007            2006             2007            2006
                                                                  --------------  ---------------  --------------  --------------
     Weighted average shares outstanding                               57,311          58,057           57,184          58,719
     Less:  Unvested restricted shares outstanding                       (398)           (346)            (372)           (319)
                                                                  --------------  --------------    -------------  --------------
     Shares used for basic income per share                            56,913          57,711           56,812          58,400
     Dilutive effect of stock options and other stock awards            1,393           1,748            1,239           1,787
                                                                  --------------  --------------    --------------  -------------
     Shares used for diluted income per share                          58,306          59,459           58,051          60,187
                                                                  ==============  ==============    ==============  =============

     For the three months ended January 31, 2007 and 2006, options to purchase Class A Common Stock of 1,636,960 and 1,005,000, respectively, have been excluded from the shares used for diluted income per share, as their inclusion would have been anti-dilutive. For the nine months ended January 31, 2007 and 2006, 2,595,000 and 830,000 options, respectively, have been excluded due to the anti-dilutive impact.

6.   Inventories

     Inventories were as follows (in thousands):

                                                                                    As of
                                              As of January 31,                    April 30,
                                  ----------------------------------------    -------------------
                                         2007                  2006                   2006
                                  ------------------    ------------------    -------------------
     Finished goods                     $82,937               $75,054                $79,389
     Work-in-process                      7,772                 7,620                  6,704
     Paper, cloth and other               8,163                 8,274                  6,024
                                  ------------------    ------------------    -------------------
                                         98,872                90,948                 92,117
     LIFO reserve                        (3,839)               (2,630)                (3,539)
                                  ------------------    ------------------    -------------------
     Total inventories                  $95,033               $88,318                $88,578
                                  ==================    ==================    ===================

7.   Acquisitions
     ------------

     Fiscal Year 2007:
     During the first nine months of fiscal year 2007, the Company acquired certain businesses, assets and rights for $17.3 million, including acquisition costs plus liabilities assumed. Approximately $13.0 million of brands, trademarks and acquired publishing rights and $6.6 million of goodwill were recorded in the aggregate. The brands, trademarks and acquired publishing rights are being amortized over a weighted average period of approximately 11 years. The acquisitions consist primarily of the following:

     On July 20, 2006, the Company acquired the assets of a publisher of two medical journals. The acquisition has been recorded primarily as acquired publication rights and is being amortized over a 15-year period.

     On October 18, 2006, Wiley acquired a U.K.-based provider of travel-related online content, technology, and services. The acquisition cost was allocated to goodwill, branded trademarks and the net tangible assets acquired, which consisted primarily of computer software. The branded trademarks are being amortized over a 10-year period. The Company is in the process of completing valuations necessary to finalize the purchase price allocations.

     On January 24, 2007, the Company acquired the assets of a publisher of three advertising based journals. The acquisition has been primarily recorded as acquired publication rights and is being amortized over a 10-year period.


     Fiscal Year 2006:
     During the first nine months of fiscal year 2006, the Company acquired certain businesses, assets and rights for $29.1 million, including acquisition costs plus liabilities assumed. Approximately $26.4 million of brands, trademarks and acquired publishing rights and $3.8 million of goodwill were recorded in the aggregate. The brands, trademarks and acquired publishing rights are being amortized over a weighted average period of approximately 10 years. The acquisitions consist primarily of the following:

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

     On November 7, 2005, the Company acquired the rights to the journal of Dialysis and Transplantation, a provider of nephrology and renal transplantation information to nephrologists, surgeons, internists and other physicians and healthcare professionals. The majority of the acquisition is recorded as acquired publication rights and is being amortized over a 10-year period.

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

                                                                      For The Three Months Ending January 31,
                                               --------------------------------------------------------------------------------
                                                               2007                                       2006
                                               ------------------------------------     ---------------------------------------
                                                                                (thousands)
                                                               Inter-                                     Inter-
                                                 External     segment                       External     segment
                                                Customers      Sales       Total           Customers      Sales       Total
                                               ------------------------------------     ---------------------------------------
     Revenue
     -------
     U.S. segments:
         Professional/Trade                      $92,412     $10,970     $103,382           $89,246     $11,931     $101,177
         Scientific, Technical, and Medical       51,702       2,600       54,302            46,847       3,078       49,925
         Higher Education                         40,927       7,110       48,037            38,402       7,954       46,356
     European segment                             69,174       6,093       75,267            64,383       8,487       72,870
     Asia, Australia & Canada                     42,593         743       43,336            39,311         445       39,756
     Eliminations                                   -        (27,516)     (27,516)             -        (31,895)     (31,895)
                                               ------------------------------------     ---------------------------------------
     Total Revenue                              $296,808     $  -        $296,808          $278,189      $ -        $278,189
                                               ====================================     =======================================
     Direct Contribution to Profit
     -----------------------------
     U.S. segments:
         Professional/Trade                                               $27,767                                    $32,606
         Scientific, Technical, and Medical                                23,632                                     20,839
         Higher Education                                                  15,450                                     14,935
     European segment                                                      23,290                                     22,506
     Asia, Australia & Canada                                              13,130                                     12,558
                                                                         ---------                                   ---------
     Total Direct Contribution to Profit                                  103,269                                    103,444

     Shared Services and
     Administrative Costs
     --------------------
         Distribution                                                     (12,939)                                   (11,878)
         Information technology                                           (15,647)                                   (14,822)
         Finance                                                           (8,626)                                    (7,369)
         Other administrative                                             (15,395)                                   (15,274)
                                                                         ---------                                   ---------
     Total Shared Services and
         Administrative Costs                                             (52,607)                                   (49,343)
                                                                         ---------                                   ---------
     Operating Income                                                     $50,662                                    $54,101
     ----------------                                                    =========                                   =========


                                                                      For The Nine Months Ending January 31,
                                               --------------------------------------------------------------------------------
                                                               2007                                       2006
                                               ------------------------------------     ---------------------------------------
                                                                                (thousands)
                                                               Inter-                                     Inter-
                                                 External     segment                       External     segment
                                                Customers      Sales       Total           Customers      Sales       Total
                                               ------------------------------------     ---------------------------------------
     Revenue
     -------
     U.S. segments:
         Professional/Trade                     $263,887     $29,430     $293,317          $243,535     $31,101     $274,636
         Scientific, Technical, and Medical      153,751       7,011      160,762           140,437       7,596      148,033
         Higher Education                        113,838      23,917      137,755           108,398      25,300      133,698
     European segment                            211,377      16,646      228,023           192,489      20,289      212,778
     Asia, Australia & Canada                    101,889       1,749      103,638            92,762       1,329       94,091
     Eliminations                                   -        (78,753)     (78,753)             -        (85,615)     (85,615)
                                               ------------------------------------     ---------------------------------------
     Total Revenue                              $844,742     $  -        $844,742          $777,621     $  -        $777,621
                                               ====================================     =======================================
     Direct Contribution to Profit
     -----------------------------
     U.S. segments:
         Professional/Trade                                               $76,090                                    $77,009
         Scientific, Technical, and Medical                                71,680                                     68,856
         Higher Education                                                  44,472                                     43,655
     European segment                                                      75,568                                     66,398
     Asia, Australia & Canada                                              22,586                                     22,479
                                                                         ---------                                   ---------
     Total Direct Contribution to Profit                                  290,396                                    278,397

     Shared Services and
     Administrative Costs
     --------------------
         Distribution                                                     (38,418)                                   (36,335)
         Information technology                                           (46,148)                                   (44,952)
         Finance                                                          (26,406)                                   (23,672)
         Other administrative                                             (51,767)                                   (43,710)
                                                                         ---------                                   ---------
     Total Shared Services and                                           (162,739)                                  (148,669)
         Administrative Costs
                                                                         ---------                                   ---------
     Operating Income                                                    $127,657                                   $129,728
     ----------------                                                    =========                                   =========

9.   Intangible Assets

     Intangible assets consisted of the following (in thousands):

                                                                                                                   As of
                                                                               As of January 31,                 April 30,
                                                                     -----------------------------------      ---------------
                                                                           2007                 2006                2006
                                                                     ----------------     --------------      ---------------
     Intangible assets not subject to amortization
     Branded trademarks                                                   $57,900              $57,900             $57,900
     Acquired publication rights                                          118,969              117,800             117,911
                                                                     ----------------     --------------      ---------------
     Total intangible assets not subject to amortization                  176,869              175,700             175,811

     Net intangible assets subject to amortization, principally
     acquired publication rights                                          131,342              128,841             126,573
                                                                     ----------------     --------------      ---------------
     Total                                                               $308,211             $304,541            $302,384
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

11.  Income Taxes
     ------------

     The effective tax rate for the first nine months of fiscal year 2007 was 29.1%. The tax provision for the third quarter and the first nine months of fiscal year 2007 included tax benefits of $1.3, or $0.02 per diluted share and $5.5, or $0.09 per diluted share, respectively. These benefits coincide with the resolution and settlements of certain tax matters with local authorities in the countries where the Company operates. Excluding the tax benefits described above, the effective tax rate for the first nine months of fiscal year 2007 was 33.7%.

     The effective tax rate for the first nine months of fiscal year 2006 was 21.8%. The tax provision for the first nine months of fiscal year 2006 included a tax benefit of $6.8 million, or $0.11 per diluted share, related to a favorable resolution of certain matters with tax authorities. The nine-month period also included $7.5 million, or $0.12 per diluted share, of tax benefits associated with the reversal of a tax accrual recorded on the repatriation of dividends from European subsidiaries in the fourth quarter of fiscal year 2005. On May 10, 2005, the U.S. Internal Revenue Service issued Notice 2005-38. The notice provided for a tax benefit that fully offset the tax accrued by the Company on foreign dividends in the fourth quarter of fiscal year 2005. Neither the tax benefit associated with the $7.5 million tax accrual reversal, nor the corresponding fourth quarter fiscal year 2005 tax accrual had a cash impact on the Company. Excluding the tax benefits described above, the effective tax rate for the first nine months of fiscal year 2006 was 33.4%.

12.  Retirement Plans

     The components of net pension expense for the defined benefit plans were as follows:

                                                          For the Three Months                 For the Nine Months
                                                           Ending January 31,                   Ending January 31,
                                                 ----------------------------------    --------------------------------
     Dollars in thousands)                             2007                2006              2007              2006
                                                 ----------------    --------------    ---------------    -------------
     Service Cost                                      $3,016              $2,642            $8,964            $8,245
     Interest Cost                                      3,546               2,889            10,521             8,707
     Expected Return of Plan Assets                    (3,363)             (2,732)           (9,980)           (8,253)
     Net Amortization of Prior Service Cost               182                 220               541               465
     Recognized Net Actuarial Loss                        503                 748             1,473             2,394
                                                 ----------------    --------------    ---------------    -------------
     Net Pension Expense                               $3,884              $3,767           $11,519           $11,558
                                                 ================    ==============    ===============    =============

     Pension plan contributions were $6.9 million and $4.8 million for the nine months ended January 31, 2007 and 2006, respectively.

13.  Subsequent Events
     -----------------

     Effective February 2, 2007 the Company finalized the previously announced acquisition of all of the outstanding shares of Blackwell Publishing (Holdings) Ltd. ("Blackwell"). Blackwell publishes journals and books for the academic, research and professional markets focused on science and technology, medicine and social sciences and humanities. Headquartered in Oxford, England, Blackwell also maintains publishing locations in the United States, Asia, Australia, Denmark and Germany. Approximately 50% of revenue is from the United States. The combination of Blackwell's publications with the Company's existing scientific, technical and medical business results in an extensive portfolio of approximately 1,250 journals. The purchase price of $1.1 billion ((pound)572 million) was financed with a combination of debt and cash. Blackwell's results of operations subsequent to February 2, 2007 will be included in the Company's consolidated results. The tangible assets and liabilities acquired consisted primarily of accounts receivable, deferred subscription revenue, accounts and royalties payable and approximately (pound)118 million in cash and cash equivalents. In addition, acquired assets included Blackwell's intellectual property consisting primarily of acquired journal and book publication rights. The Company has not completed a purchase accounting valuation of Blackwell nor completed the conversion of Blackwell financial statements to U.S. GAAP. Accordingly it is not practicable to disclose a condensed balance sheet for Blackwell including amounts assigned to intangible asset categories or the assignment of amortization lives, where applicable.

     In conjunction with the acquisition of Blackwell on February 2, 2007, the Company and certain subsidiaries entered into a new Credit Agreement with Bank of America and Royal Bank of Scotland as Co-Lead Arrangers in the aggregate amount of $1.35 billion. The financing is comprised of a six-year Term Loan (Term Loan) in the amount of $675 million and a $675 million five-year revolving credit facility (Revolver) which can be drawn in multiple currencies. The agreement provides financing to complete the acquisition, refinance the existing revolving debt of the Company, as well as meet future seasonal operating cash requirements. The Company has the option of borrowing at the following floating interest rates: (i) at the rate as announced from time to time by Bank of America as its prime rate or
     (ii) at a rate based on the London Bank Interbank Offered Rate (LIBOR) plus an applicable margin ranging from .37% to 1.05% for the Revolver and .45% to 1.25% for the Term Loan depending on the Company's consolidated leverage ratio, as defined. In addition, the Company will pay a facility fee ranging from .08% to .20% on the Revolver depending on the Company's consolidated leverage ratio, as defined.

     The Company has the option to request an increase of up to $250 million in the size of the revolving credit facility in minimum amounts of $50 million. The credit agreement contains certain restrictive covenants similar to those in the Company's prior credit agreements related to an interest coverage ratio, funded debt levels and restricted payments, including a limit on dividends paid and share repurchases. The Term Loan matures on February 2, 2013 and the Revolver will terminate on February 2, 2012.

     Immediately following the acquisition, the Company had approximately $1.2 billion of debt outstanding with approximately $0.1 million of unused borrowing capacity.

     Simultaneous with the execution of the new Credit Agreement, the Company terminated all of its previous credit agreements and paid in full amounts outstanding under those agreements by utilizing funds from the new Credit facility. In connection with the early termination of the previous credit agreements, the Company will write off approximately $0.5 million of unamortized debt origination fees in the fourth quarter of fiscal year 2007.

     On February 16, 2007, the Company entered into an interest rate swap agreement, designated as a cash flow hedge as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The hedge will fix a portion of the variable interest due on the new Term Loan. Under the terms of the interest rate swap, the Company will pay a fixed rate of 5.076% and will receive a variable rate of interest based on three month LIBOR (as defined) from the counterparty which will be reset every three months for a four-year period ending February 8, 2011. The notional amount of the rate swap is initially $660 million which will decline through February 8, 2011, based on the expected amortization of the Term Loan. It is management's intention that the notional amount of the interest rate swap be less than the Term Loan outstanding during the life of the derivative.


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS - THIRD QUARTER ENDED JANUARY 31, 2007

     Revenue for the third quarter of fiscal year 2007 of $296.8 million increased 7% from $278.2 million in the prior year's third quarter, or 5% excluding the favorable impact of foreign exchange. All of the Company's businesses contributed to the year-on-year growth. Global STM's results reflected higher journal subscriptions and increases in non-subscription journal revenue and STM reference books. The U.S. P/T business contributed to the growth with solid performances in technology publishing, the sale of electronic rights and lower sales returns. U.S. Higher Education revenue reflected growth from new editions of accounting and business titles.

     Gross profit margin for the third quarter of fiscal year 2007 was 67.4% compared to 67.2% in the prior year's quarter, mainly due to favorable product mix in US P/T and lower delivery costs associated with STM products.

     Operating and administrative expenses for the third quarter increased 13% to $145.4 million, or 10% excluding the effect of foreign currency. Higher selling, marketing and editorial/production costs to support business growth and acquisitions, a $4.7 million bad debt provision related to the bankruptcy of Advanced Marketing Services, a distributor to warehouse clubs, and higher performance-based compensation were partially offset by the timing of a relocation incentive settlement with the State of New Jersey of approximately $2.9 million.

     Stock option expense of $3.0 million associated with the adoption of Statement of Financial Accounting Standard 123R, "Share-Based Payments" (SFAS 123R) also adversely effected operating expenses.

     Operating income declined 6% to $50.7 million in the third quarter of fiscal year 2007. The third quarter operating margin declined approximately 230 basis points to 17.1%. Higher operating and administrative expenses including the adoption of SFAS 123R, and the AMS bad debt provision were partially offset by the improvement in gross margin. Incremental expenses associated with the adoption of SFAS 123R contributed approximately 100 basis points to the decline. Net interest expense and other decreased $0.8 million as lower outstanding debt was partially offset by an increase in the average borrowing rate.

     The effective tax rate for the third quarter of fiscal year 2007 was 30.4%. In the third quarter of fiscal year 2007, the Company recorded a $1.3 million tax benefit associated with the resolution and settlement of certain tax matters. In the third quarter of fiscal year 2006, the Company recorded a $6.8 million tax benefit associated with the resolution and settlement of certain tax matters with authorities abroad. Excluding these tax benefits, the effective tax rates for the third quarters ending January 31, 2007 and 2006 were 33.1% and 32.6%, respectively. None of the tax benefits had a cash impact to the Company.

     Reported earnings per diluted share and net income for the third quarter of fiscal year 2007 were $0.57 and $33.4 million, respectively. Earnings per diluted share and net income for the third quarter of fiscal year 2007 adjusted to exclude the $1.3 million tax benefit described above were $0.55 and $32.1 million, respectively. See Non-GAAP Financial Measures described below. The third quarter 2007 results included an incremental $1.9 million after-tax charge ($.03 per diluted share) related to the adoption of SFAS 123R.

     Reported earnings per diluted share and net income for the third quarter of fiscal year 2006 were $0.69 and $40.9 million, respectively. Earnings per diluted share and net income for the third quarter of fiscal year 2006 adjusted to exclude the $6.8 million tax benefit described above were $0.57 and $34.2 million, respectively. See Non-GAAP Financial Measures described below.



     Non-GAAP Financial Measures:

     The Company's management evaluates operating performance excluding unusual and/or nonrecurring events. The Company believes excluding such events provides a more effective and comparable measure of performance. Since adjusted net income and adjusted earnings per share are not measures calculated in accordance with GAAP, they should not be considered as a substitute for other GAAP measures, including net income and earnings per share as indicators of operating performance. Adjusted net income and adjusted earnings per diluted share excluding the tax benefits discussed above are as follows:


                                                                    For the Three Months
     Reconciliation of non-GAAP financial disclosure                 Ending January 31,
     -----------------------------------------------      ------------------------------------
     Net Income (in millions):                                  2007                2006
                                                          ----------------    ----------------
     As reported                                               $33,411             $40,949
     Tax benefit on resolution of tax matters                   (1,275)             (6,776)
                                                          ----------------    ----------------
     Adjusted                                                  $32,136             $34,173
                                                          ================    ================

                                                                2007                2006
                                                          ----------------    ----------------
     Earnings per Diluted Share:
     As reported                                                $0.57               $0.69
     Tax benefit on resolution of tax matters                   (0.02)              (0.11)
     Adjusted                                                   $0.55               $0.57
                                                          ================    ================

     SEGMENT RESULTS

     In the first quarter of fiscal year 2007, the Company finalized a review of certain product prices used to settle inter-segment sales. As a result of the study, certain intersegment product prices were modified. While the modification had no effect on consolidated financial results, it did impact individual segment operating results. Below is a supplemental segment report adjusting prior year results to reflect the current modified product prices:

Adjusted Segment Results                                    For the Three Months Ending January 31,
(amounts in millions)                          2007                          2006
                                          --------------  -------------------------------------------
                                                                              Inter-
                                                As               As           Segment                           % Change
                                             Reported         Reported        Impact        Adjusted      Adjusted     As Reported
                                          --------------  ---------------  ------------  ------------ -------------  ---------------
Revenue:

Professional/Trade                          $103.4           $101.2           $(2.2)        $99.0            4%             2%
Scientific, Technical and Medical             54.3             49.9            (0.3)         49.6            9%             9%
Higher Education                              48.0             46.4            (0.9)         45.5            6%             4%
European Segment                              75.3             72.9            (1.2)         71.7            5%             3%
Asia, Australia & Canada                      43.3             39.7              -           39.7            9%             9%
Intersegment Sales Eliminations              (27.5)           (31.9)            4.6         (27.3)          (1%)           14%
                                          ------------------------------------------------------------------------------------------
  Total Revenue                             $296.8           $278.2           $  -         $278.2            7%             7%
                                          ==========================================================================================

Direct Contribution to Profit:
Professional/Trade                           $27.8            $32.6           $(1.5)        $31.1          (11%)          (15%)
Scientific, Technical and Medical             23.6             20.8              -           20.8           13%            13%
Higher Education                              15.5             14.9            (0.8)         14.1            9%             3%
European Segment                              23.3             22.5             1.3          23.8           (2%)            3%
Asia, Australia & Canada                      13.1             12.6             1.0          13.6           (3%)            5%
                                          ------------------------------------------------------------------------------------------
  Total Direct Contribution to Profit       $103.3           $103.4           $  -         $103.4            0%             0%

Shared Services and Admin. Costs             (52.6)           (49.3)             -          (49.3)           7%             7%

                                          ------------------------------------------------------------------------------------------
  Operating Income                           $50.7            $54.1           $  -          $54.1           (6%)           (6%)
                                          ==========================================================================================

     Professional/Trade (P/T)
     ------------------------

     U.S. P/T revenue for the third quarter of fiscal year 2007 advanced 2% over the prior year to $103.4 million. Adjusting for the effect of the change in inter-segment product prices, revenue for the third quarter increased 4%. The increase was driven primarily by backlist sales through all major accounts and sales channels, as well as a number of new publication releases at the end of the quarter. The strong performance of technology publishing, the sale of electronic rights and lower sales returns contributed positively to these results.

     Direct contribution to profit for the third quarter decreased $4.8 million to $27.8 million. On an adjusted basis for inter-segment prices, direct contribution margin for the quarter decreased approximately 460 basis points to 26.8%, principally due to a bad debt provision related to the bankruptcy of Advanced Marketing Services of $4.7 million, or 475 basis points.

     Third quarter highlights include the successful publication of The Only Three Questions That Count: Investing by Knowing What Others Don't by Ken Fisher, a long-time Forbes columnist, and founder, Chairman, and CEO of Fisher Investments, an independent global money management firm with over $30 billion in assets. The publication of a number of titles was timed to coincide with the release of Microsoft's new VISTA software, resulting in robust sales.

     During the quarter, P/T published Second Life: The Official Guide by Michael Rymaszewski, et al. Wiley is the exclusive publisher of Linden Labs, the owners of the popular virtual world known as Second Life. Our first book derived from a popular blog, LifeHacker by Gina Trapani, rose to the top of Amazon's bestseller list for computers, after it was featured in The Wall Street Journal and Newsweek. Two new releases on health and nutrition, The Cure by Tim Brantley and Reverse Diet by Heidi Skolnick, have also generated considerable interest among customers and the media.

     Barbara Fairchild's The Bon Appetit Cookbook, Weight Watchers New Complete Cookbook, the 8th edition of The Culinary Institute of America's Professional Chef and Marcus Samuelson's Soul of a New Cuisine all delivered excellent results.

     P/T's online business had an active quarter with the launch of new products, such as TheraScribe 5.0, TheraScribe Essentials, Wiley's highly regarded treatment planning and clinical record management system; Wiley CPA Examination Review for Windows, 12.0; and an annual update to LPI Online, Wiley's leading online management assessment tool. New interactive mapping functionality for points of interest in U.S. cities was added to Frommers.com, allowing users to set up their own maps and populate them with Frommer's recommended hotels, restaurants and attractions. P/T's branded websites continue to generate new advertising and licensing revenue through co-promotions with major corporations and the launch of Podcasts to promote books.

     Several P/T books continue to enjoy bestseller status on the Business Week, The Wall Street Journal, The New York Times, and USA Today lists, including The Five Dysfunctions of a Team, The Little Book That Beats the Market, The Little Book of Value Investing, J.K. Lasser's Income Tax 2007, SuDoku For Dummies, The Sales Bible and The Leadership Challenge.

     Several P/T titles were honored with awards during the third quarter. The Chicago Tribune named Soul of a New Cuisine by Marcus Samuelson its "Book of the Year." Peter Meltzer's Keys to the Cellar won the "2006 Georges Duboeuf Award for Wine Book of the Year. "The prestigious North American Travel Journalists Association named Pauline Frommer's New York City the "Best Travel Guide of 2006." Landscape Architectural Graphic Standards won a Merit Award at the 2007 New York Book Show in the category of "Scholarly & Reference, One-Color Book."

     Scientific, Technical, and Medical (STM)
     ----------------------------------------

     U.S. STM revenue for the third quarter increased 9% to $54.3 million. The improvement was driven by all of STM's major programs, including journal subscription revenue, non-subscription revenue, such as advertising and the sale of journal reprints, and reference books. New businesses and publications acquired during the past year, such as InfoPOEMs, Dialysis & Transplantation, The Hospitalist, the Journal of Orthopaedic Research, Clinical Cardiology, and the Carpe Diem publications, contributed approximately $1.3 million of the revenue growth in the quarter.

     Direct contribution to profit for the third quarter was $23.6 million, up 13% from the same period in the previous year. The third quarter direct contribution margin improved to 43.5% from 41.7% in the prior year. The improvement was mainly due to lower costs associated with the delivery of electronic products, lower vendor costs and timing.

     Customers continue to take advantage of Wiley InterScience's content. The number of visits during the third quarter increased by 20% over the same period of last year. There was an approximate 60% increase in the number of online book chapters downloaded, the result of a broader selection of online books.

     Wiley signed an agreement during the quarter with the New York Public Library to provide public online access to over 300 peer-reviewed journals that until now have been available principally through academic or corporate collections. The Library patrons will be able to electronically access the full-text of journal articles online via Wiley InterScience. Journals featured in this program include Advanced Engineering Materials, American Journal of Physical Anthropology, Cancer, Flavour and Fragrance, Journal of Field Robotics, and International Journal of Imaging Systems & Technology. The objectives of this pilot project are to accumulate usage data on high-level journal content in a public library setting. This is Wiley's first license for journal content with a major public library in North America.

     During the quarter, Wiley and The Society of Hospital Medicine extended their agreement to launch POEMs for Hospitalists and began to syndicate evidence-based medicine content in print and online for the growing hospitalist market. The Journal of Hospital Medicine, which Wiley publishes for the Society, was accepted by the National Library of Medicine for inclusion in MEDLINE. In addition, the Company and The American Society for Lasers in Surgery and Medicine renewed a multi-year agreement to publish Lasers in Surgery and Medicine. The first issue of the journal Biochemistry and Molecular Biology Education published during the third quarter. This journal is published by Wiley on behalf of the International Union of Biochemistry and Molecular Biology Education and is edited by Donald Voet and Judith G. Voet, authors of the Wiley Higher Education textbook, Biochemistry.



     Higher Education
     ----------------

     U.S. Higher Education revenue for the third quarter of $48.0 million increased 4% over the prior year. Adjusting for the effect of the change in inter-segment product prices, revenue for the third quarter improved 6%. Growth in accounting and business, which benefited from WileyPLUS, and sales of Microsoft Official Academic Course (MOAC) titles, were partially offset by sluggish sales in mathematics, sciences and engineering.

     Direct contribution to profit for the third quarter increased 3% to $15.5 million, or 9% after adjusting for the effect of the change in inter-segment product prices. Also on an adjusted basis, direct contribution margin improved to 32.2% from 31.1% in the prior year. The improvement was due to renegotiation of vendor contracts, the transfer of some composition to lower-cost off-shore facilities and changes in paper grade, partially offset by additional costs associated with WileyPLUS development.

     The accounting and social sciences programs continued their strong results, particularly new editions of Kimmel/Financial Accounting 4e; Kieso/Intermediate Accounting 12e; deBlij/Regions 12e and Human Geography 8e; and Huffman/Psychology 8e. Although engineering sales were generally soft, a number of mechanical engineering titles performed quite well, including Callister/Materials 7e; Incropera/Heat Transfer 6e; and Meriam/Statistics Dynamics 6e.



     Europe
     ------

     Wiley Europe's third quarter revenue of $75.3 million increased 3% over prior year, but declined 3% excluding favorable foreign exchange. Adjusting for the effect of the change in inter-segment product prices, as well as foreign exchange, Wiley Europe's revenue for the third quarter decreased approximately 1%. The anticipated reduction in SuDoku for Dummies sales and lower STM reference books and journal backfile sales were partially offset by higher journal revenue.

     Direct contribution to profit for the third quarter improved over prior year by 3% to 23.3 million. Adjusting for the effect of the change in inter-segment product prices, as well as foreign exchange, direct contribution to profit for the third quarter declined 6%. The decline in the third quarter was principally driven by lower revenue and higher employment costs. Also on an adjusted basis, the direct contribution margin decreased to 31.7% from 33.2% in the prior year.

     In November, Wiley Europe completed the acquisition of Health Economics Evaluation Database (HEED). HEED is a UK-based online provider of health economics information and evaluation developed as a joint initiative between the Office of Health Economics and the International Federation. The acquisition complements Wiley's expanding health economics and database portfolio, which includes the world's leading health economics journal. During the quarter Wiley Europe also acquired the journal European Transactions on Telecommunications, which it has been publishing for years.

     Wiley and the British Journal of Surgery Society renewed their contract, while our company in Germany launched a number of new journals in the life Sciences and physics. The first webinar on SpectroscopyNOW has been scheduled for March, with Perkin Elmer as sponsor. This represents a new revenue stream for the analytic chemistry portals and for Microscopy & Analysis.



     Asia, Australia, and Canada
     ---------------------------

     Wiley's revenue in Asia, Australia and Canada advanced 9% to $43.3 million, or 6% excluding favorable foreign exchange. Growth was driven by P/T in Asia and Canada and the sale of reprint licenses in Australia.

     Direct contribution to profit increased 5% versus the prior year to $13.1 million. Excluding the effect of foreign exchange and the change in inter-segment product prices, direct contribution to profit decreased 6% for the third quarter. Also on an adjusted basis, the direct contribution margin decreased to 30.1% from 34.1% in the prior year, principally due to product mix and higher sales, marketing and composition costs associated with new business development in Asia and Canada.

     Wiley Asia published several key P/T titles during the quarter including the English language edition of the official Chinese government annual report, China's Banking and Financial Markets: The Internal Research Report of the Chinese Government by Robert Kuhn and Li Yang; Islamic Finance: The Regulatory Challenge by two of the world's leading practitioners in this area - Professors Rifaat and Archer; and Mutual Funds in the Mark Mobius Master Class series. Warren Buffett: An Illustrated Biography of the World's Most Successful Investor was selected by Warren Buffett as one of only two books to be presented at this year's Berkshire Hathaway shareholders' meeting.

     WileyPLUS continued to gain momentum, particularly in Malaysia, where the government is funding new universities. Microsoft Official Academic Course books are eliciting much interest, especially in Malaysia and India.

     WileyPLUS related titles were successfully rolled out during the third quarter. A new partnership with the Association of Professional Engineers, Scientists and Managers (APESMA), the largest national non-profit organization representing professional employees in Australia, was formed. APESMA's agreement with Wiley Australia will provide its 40,000+ professional and student members a link to johnwiley.com.au to purchase books.

     Wiley Canada exhibited strength in its indigenous P/T business and Higher Education. Wiley Canada's P/T growth was driven by demand for local real estate titles and frontlist releases, as well as strong demand for For Dummies titles. An indigenous title, Beyond the Crease by hockey player
     Martin Brodeur, has been selling well globally. Sales of WileyPLUS have exceeded expectations in Canada.



     Shared Services and Administrative Costs
     ----------------------------------------

     Shared services and administrative costs for the third quarter increased 7% to $52.6 million, or 4% excluding the unfavorable impact of foreign exchange. Higher compensation costs associated with business growth and performance, and the shared service and administrative portion of additional share-based compensation costs of $1.6 million associated with the adoption of SFAS 123R, were partially offset by the timing of a relocation incentive settlement with the State of New Jersey of approximately $2.9 million, which was received in the prior year's second quarter.



     NINE MONTHS ENDED JANUARY 31, 2007

     Revenue for the first nine months of fiscal year 2007 of $844.7 million increased 9% from $777.6 million in the prior year, or 7% excluding the favorable impact of foreign exchange. Revenue growth over the prior year reflected continued momentum in all of the Company's global businesses. Global STM results reflect growth in journal subscriptions, controlled circulation advertising and increased sales of reference books. The U.S. P/T business contributed to the year-on-year growth with solid performances in consumer cooking and business. The U.S. Higher Education business also contributed to the growth due to new editions in accounting and social sciences.

     Gross profit margin for the nine-month period was 67.4% compared to 67.3% in the prior year. Operating and administrative expenses increased 12% over the prior year, or 10% excluding the adverse impact of foreign exchange. The increase primarily reflects increased selling, marketing and editorial/production costs to support business growth and acquisitions, additional stock option costs of $8.3 million associated with the adoption of SFAS 123R, and a $4.7 million bad debt provision related to the bankruptcy of Advanced Marketing Services and accrued performance compensation.

     Operating income declined 2% to $127.7 million in the first nine of fiscal year 2007. The operating margin for the first nine months of fiscal year 2007 was 15.1% as compared to 16.7% in the prior year period. Incremental expenses associated with the adoption of SFAS 123R contributed approximately 100 basis points to the decline. Higher operating and administrative costs, including the adoption of SFAS 123R and the AMS bad debt provision, were partially offset by improved product mix. Net interest expense and other increased $0.1 million to $7.3 million as higher borrowing rates were partially offset by lower outstanding debt during the nine-month period.

     The effective tax rate for the first nine months of fiscal year 2007 was 29.1% compared to 21.8% in the prior year period. The first nine months of fiscal year 2007 and 2006 include tax benefits of $5.5 million and $6.8 million, respectively, due to the resolution and settlements of certain tax matters. The nine-month period ending January 31, 2006 also includes a $7.5 million tax benefit associated with the reversal of a tax accrual recorded on the repatriation of dividends from European subsidiaries in the fourth quarter of fiscal year 2005. On May 10, 2005, the U.S. Internal Revenue Service issued Notice 2005-38. The notice provided for a tax benefit that fully offset the tax accrued by the Company on foreign dividends in the fourth quarter of fiscal year 2005. None of the tax benefits had a cash impact on the Company. The effective tax rates excluding these benefits for the first nine months of fiscal years 2007 and 2006 were 33.7% and 33.4%, respectively.

     Reported earnings per diluted share and net income for the first nine months of fiscal year 2007 were $1.47 and $85.2 million, respectively. Excluding the tax benefits, earnings per diluted share for the first nine months of fiscal year 2007 and 2006 were $1.37 and $1.36, respectively. See Non-GAAP Financial Measures described below. The results for the first nine months of fiscal year 2007 included an incremental $5.2 million after-tax charge, or $0.09 per diluted share, related to the adoption of SFAS 123R.



     Non-GAAP Financial Measures: The Company's management evaluates operating performance excluding unusual and/or nonrecurring events. The Company believes excluding such events provides a more effective and comparable measure of performance. Since adjusted net income and adjusted earnings per share are not measures calculated in accordance with GAAP, they should not be considered as a substitute for other GAAP measures, including net income and earnings per share as indicators of operating performance. Adjusted net income and adjusted earnings per diluted share, for the nine months ended January 31, 2007 and 2006, excluding the tax benefits discussed above are as follows:


     Reconciliation of non-GAAP financial disclosure
     -----------------------------------------------          For the Nine Months
                                                               Ending January 31,
                                                        ---------------------------------
     Net Income (in millions)                                2007               2006
                                                        ---------------    --------------
     As reported                                            $85,248            $95,810
     Tax benefit on resolution of tax matters                (5,468)            (6,776)
     Tax benefit on dividends repatriated                      -                (7,476)
                                                        ---------------    --------------
     Adjusted                                               $79,780            $81,558
                                                        ===============    ==============

     Earnings per Diluted Share                              2007               2006
                                                        ---------------    --------------
     As reported                                             $1.47              $1.59
     Tax benefit on resolution of tax matters                (0.09)             (0.11)
     Tax benefit on dividends repatriated                      -                (0.12)
     Adjusted                                                $1.37              $1.36
                                                        ===============    ==============

     SEGMENT RESULTS

     As reported in the first quarter of fiscal year 2007, the Company finalized a review of certain product prices used to settle inter-segment sales. As a result of the study, certain intersegment product prices were modified. While the modification had no effect on consolidated financial results, it did impact individual segment operating results. Below is a supplemental segment report adjusting prior year results to reflect the current modified product prices:

Adjusted Segment Results                                    For the Nine Months Ending January 31,
(amounts in millions)                          2007                          2006
                                          --------------  -------------------------------------------
                                                                              Inter-
                                                As               As           Segment                           % Change
                                             Reported         Reported        Impact        Adjusted      Adjusted     As Reported
                                          --------------  ---------------  ------------  ------------ -------------  ---------------
Revenue:

Professional/Trade                          $293.3           $274.6           $(5.5)       $269.1            9%             7%
Scientific, Technical and Medical            160.8            148.0            (0.8)        147.2            9%             9%
Higher Education                             137.8            133.7            (2.9)        130.8            5%             3%
European Segment                             228.0            212.8            (2.8)        210.0            9%             7%
Asia, Australia & Canada                     103.6             94.1            (0.1)         94.0           10%            10%
Intersegment Sales Eliminations              (78.8)           (85.6)           12.1         (73.5)          (7%)            8%
                                          ------------------------------------------------------------------------------------------
  Total Revenue                             $844.7           $777.6           $  -         $777.6            9%             9%
                                          ==========================================================================================

Direct Contribution to Profit:
Professional/Trade                           $76.1            $77.0           $(4.2)        $72.8            5%            (1%)
Scientific, Technical and Medical             71.6             68.8              -           68.8            4%             4%
Higher Education                              44.5             43.7            (2.6)         41.1            8%             2%
European Segment                              75.6             66.4             4.5          70.9            7%            14%
Asia, Australia & Canada                      22.6             22.5             2.3          24.8           (9%)            0%
                                          ------------------------------------------------------------------------------------------
  Total Direct Contribution to Profit       $290.4           $278.4           $  -         $278.4            4%             4%

Shared Services and Admin. Costs            (162.7)          (148.7)             -         (148.7)           9%             9%

                                          ------------------------------------------------------------------------------------------
  Operating Income                          $127.7           $129.7           $  -         $129.7           (2%)           (2%)
                                          ==========================================================================================

     Professional/Trade (P/T)
     ------------------------

     U.S. P/T revenue for the first nine months of fiscal year 2007 advanced 7% to $293.3 million. P/T's consumer cooking, travel and business titles, as well as the sale of electronic rights and online advertising, contributed to the growth. As expected, lower sales of SuDoku for Dummies offset the improvement.

     Direct contribution to profit for the nine-month period was $76.1 million compared to $77.0 million in the prior year period. Adjusting for the effect of the change in inter-segment product prices noted above, revenue improved 9% and direct contribution to profit improved 5%. Also on an adjusted basis, direct contribution margin declined by approximately 120 basis points to 25.9%, principally due to a $4.7 million bad debt provision related to the bankruptcy of Advanced Marketing Services and stock option costs associated SFAS 123R of approximately $1.1 million.



     Scientific, Technical, and Medical (STM)
     ----------------------------------------

     U.S. STM revenue for the first nine months of fiscal year 2007 increased 9% to $160.8 million. The improvement was driven by all of STM's major programs including subscription and non-subscription journal revenue, such as advertising and the sale of journal reprints, and STM reference book sales. New businesses and publications acquired during the past year contributed approximately $3.1 million to year-to-date revenue growth.

     Direct contribution to profit improved 4% to $71.7 million. Direct contribution margin for the first nine months of fiscal year 2007 declined 200 basis points to 44.6%, reflecting the initial costs associated with new businesses and acquisitions, royalty costs on society-owned journals and stock option costs associated with the adoption of SFAS 123R of $0.9 million.



     Higher Education
     ----------------

     Revenue of Wiley's U.S. Higher Education business increased 3% during the first nine months of fiscal year 2007 to $137.8 million. Adjusting for the effect of the change in inter-segment prices, revenue grew 5% for the first nine months of fiscal year 2007, driven by new editions of accounting and social sciences titles, sales of Microsoft Academic Course titles and reprints, partially offset by lower sales in math, science and engineering.

     Direct contribution to profit improved 2% to $44.5 million. On an adjusted basis, direct contribution margin for the first nine months of fiscal year 2007 improved by approximately 90 basis points due to cost reduction initiatives in composition, paper purchasing and printing, partially offset by higher costs associated with WileyPLUS.

     Year-to-date WileyPLUS sales were up 90% over the previous year period. Usage continued on an upward trend around the world. WileyPLUS sales are deferred and the revenue recognized over the course of the semester. As of January 31st, 2007, approximately $1.8 million of revenue from current WileyPLUS sales was deferred until the final quarter of fiscal year 2007 compared to $1.1 million as of January 31, 2006.

     Europe
     ------

     Wiley Europe's revenue for the first nine months of fiscal year 2007 was up 7% over prior year to $228.0 million, or 4% excluding the favorable impact of foreign exchange. Adjusting for the effect of the change in inter-segment product prices and foreign exchange, Wiley Europe's revenue for the first nine months of fiscal year 2007 improved 5%. Growth in journal revenue and P/T sales were partially offset by lower sales of SuDoku for Dummies, as expected.

     Direct contribution to profit improved 14% to $75.6 million. Adjusting for the effects of the change in inter-segment prices and foreign currency, the improvement in direct contribution to profit improvement was consistent with top-line growth at 5%.



     Asia, Australia, and Canada
     ---------------------------

     Wiley's revenue in Asia, Australia, and Canada was up 10% to $103.6 million during the first nine months of fiscal year 2007, or 7% excluding foreign exchange. P/T and Higher Education growth in Asia and Australia, higher sales of P/T titles in Canada and the sale of reprint licenses in Australia drove the improvement.

     Direct contribution to profit increased $0.1 million to $22.6 million, or declined $1.0 million excluding the impact of foreign exchange. Adjusting for the effects of the change in inter-segment prices and foreign currency, direct contribution profit for the nine-month period declined by $3.3 million mainly due to unfavorable product mix and higher sales, marketing and composition costs associated with new business development.



     Shared Services and Administrative Costs
     ----------------------------------------

     Shared services and administrative costs for the first nine months of fiscal year 2007 increased 9% to $162.7 million, or 8% excluding foreign exchange. Shared Service and Administrative stock option costs associated with the adoption of SFAS 123R were $4.5 million. Excluding stock option costs and the adverse effect of foreign exchange, shared services and administrative costs increased 5% principally due to higher employment, facility and distribution costs attributable to business growth.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents balance was $25.0 million at the end of the third quarter of fiscal 2007, compared with $75.3 million a year earlier. The decline was primarily related to the repayment of long-term debt. Cash provided by operating activities in fiscal year 2007 was $154.9 million compared to cash provided of $167.4 million in the prior year. The timing of vendor and author payments, increased incentive compensation payments related to fiscal year 2006 performance and higher income tax payments were partially offset by higher subscription journal receipts and improved trade collections.

     Cash used for investing activities for the first nine months of 2007 was $93.8 million compared to $85.3 million in the prior year. The Company invested $17.3 million in acquisitions of publishing assets and rights compared to $29.1 million in the prior year. The current year acquisitions primarily consisted of a provider of travel-related online content, technology and services and other STM journal related acquisitions.

     The Company increased spending for investments in product development and property, equipment and technology by approximately $10.2 million. Spending in the nine-month period includes approximately $5.7 million associated with additional publishing facilities in the United Kingdom. The Company sold $10 million of marketable securities during the first quarter of 2006 consisting of shares of variable rate securities issued by closed-end funds. Projected product development and property, equipment and technology capital spending for fiscal year 2007 is forecast to be approximately $75 million and $35 million, respectively.

     Cash used in financing activities was $97.5 million in the first nine months of fiscal 2007, as compared to $95.9 million in the prior period. Higher payments on outstanding debt were mostly offset by a reduction in the repurchase of treasury shares under the Company's stock repurchase program. For the first nine months of fiscal year 2007 the Company repurchased 205,700 shares at an average price of $35.38. No treasury shares were repurchased in the third quarter of fiscal year 2007.

     The Company increased its quarterly dividend to shareholders by 11% to $0.10 per share versus $0.09 per share in the prior year.

     As of January 31, 2007 and immediately following the financing of the Blackwell acquisition, the Company believes its cash balances together with existing and committed credit facilities are sufficient to meet its obligations. At January 31, 2007 the Company had $82.1 million of variable rate loans outstanding and approximately $316.4 million of unused borrowing capacity available under its revolving credit facilities and other short-term lines of credit.

     The Company announced on February 2, 2007 that it finalized the acquisition of the outstanding shares of Blackwell Publishing (Holdings) Ltd. ("Blackwell"), one of the world's foremost academic and professional publishers. The purchase price of $ 1.1 billion ((pound)572 million) was financed with a combination of debt and cash. As part of the acquisition, the Company acquired (pound)118 million in cash and cash equivalents.

     In conjunction with the acquisition of Blackwell on February 2, 2007, the Company and certain subsidiaries entered into a new Credit Agreement with Bank of America and Royal Bank of Scotland as Co-Lead Arrangers in the aggregate amount of $1.35 billion. The financing is comprised of a six-year Term Loan (Term Loan) in the amount of $675 million and a $675 million five-year revolving credit facility (Revolver) which can be drawn in multiple currencies. The agreement provides financing to complete the acquisition, refinance the existing revolving debt of the Company, as well as meet future seasonal operating cash requirements. The Company has the option of borrowing at the following floating interest rates: (i) at the rate as announced from time to time by Bank of America as its prime rate or
     (ii) at a rate based on the London Bank Interbank Offered Rate (LIBOR) plus an applicable margin ranging from .37% to 1.05% for the Revolver and .45% to 1.25% for the Term Loan depending on the Company's consolidated leverage ratio, as defined. In addition, the Company will pay a facility fee ranging from .08% to .20% on the Revolver depending on the Company's consolidated leverage ratio, as defined. The Company has the option to request an increase of up to $250 million in the size of the facility in minimum amounts of $50 million. The credit agreement contains certain restrictive covenants similar to those in the Company's prior credit agreements related to an interest coverage ratio, funded debt levels and restricted payments, including a limit on dividends paid and share repurchases. The Term Loan matures on February 2, 2013 and the Revolver will terminate on February 2, 2012.

     Immediately following the acquisition, the Company had approximately $1.2 billion of debt outstanding with approximately $0.1 million of unused borrowing capacity.

     Simultaneous with the execution of the new Credit Agreement, the Company terminated all of it's previous credit agreements and paid in full amounts outstanding under those agreements by utilizing funds from the new Credit Agreement. In connection with the early termination of the previous credit agreements, the Company will write off approximately $0.5 million of unamortized origination fees in the fourth quarter of fiscal year 2007.

     On February 16, 2007, the Company entered into an interest rate swap agreement, designated by the Company as a cash flow hedge as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The hedge will fix a portion of the variable interest due on the new Term Loan. Under the terms of the interest rate swap, the Company will pay a fixed rate of 5.076% and will receive a variable rate of interest based on three month LIBOR (as defined) from the counterparty which will be reset every three months for a four-year period ending February 8, 2011. The notional amount of the rate swap is initially $660 million which will decline through February 8, 2011, based on the expected amortization of the Term Loan. It is management's intention that the notional amount of the interest rate swap be less than the Term Loan outstanding during the life of the derivative.


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

     Interest Rates

     The Company had $82.1 million of variable rate loans outstanding at January 31, 2007, which approximated fair value. The Company did not use any derivative financial investments to manage this exposure. The weighted average interest rate as of January 31, 2007 was approximately 5.77%. A hypothetical 1% change in interest rates for the variable rate debt would affect annual net income and cash flow by approximately $0.5 million. See Liquidity and Capital Resources section for discussion of interest rate swap related to new debt facility. Immediately following the financing of the Blackwell acquisition, a hypothetical 1% change in interest rates for the variable rate debt, including the impact of the interest rate swap, would affect annual net income and cash flow by approximately $4.6 million.



     Sales Return Reserves

     Sales return  reserves,  net of estimated  inventory and royalty costs, are reported as a reduction of accounts receivable in the Condensed Consolidated Statement of Financial Position and amounted to $60.3 million and $55.8 million at January 31, 2007 and April 30, 2006, respectively. The Company provides for sales returns based upon historical experience. A change in the pattern of trends in returns could affect the estimated allowance. On an annual basis, a one percent change in the estimated sales return rate could affect net income by approximately $3.6 million.



     Foreign Exchange Rates

     The Company is exposed to foreign exchange movements primarily in sterling, euros, Canadian and Australian dollars, and certain Asian currencies. Under certain circumstances, the Company enters into derivative financial instruments in the form of forward contracts as a hedge against foreign currency fluctuation of specific transactions, including inter-company purchases. No material derivative financial instruments were in effect during these reporting periods.



     Customer Credit Risk

     The Company's business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 7% of total consolidated revenue, the top 10 book customers account for approximately 25% of total consolidated revenue and approximately 46% of total gross trade accounts receivable at April 30, 2006. During the third quarter for fiscal year 2007 a professional trade customer Advanced Marketing Services filed for bankruptcy under Chapter 11 under U.S. federal law. The Company provided for approximately $4.7 million in the third quarter for the potential loss.

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

     In addition, there were no changes in the Company's internal controls over financial reporting during the third fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.



     PART II - OTHER INFORMATION


     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the third quarter ending on January 31, 2007 the Company did not repurchase shares of Common Stock under its stock repurchase program. Remaining shares to be repurchased under the approved plan were 1,905,030 as of January 31, 2007. The program was approved by the Company's Board of Directors and publicly announced in June 2005.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          99.1 - 18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer

          99.2 - 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer


     (b) The following reports on Form 8-K were furnished to the Securities and Exchange Commission since the filing of the Company's 10-Q on December 11, 2006.

          i. Earnings release on the third quarter fiscal 2007 results issued on Form 8-K dated March 7, 2007 which include the condensed financial statements of the Company.

          The following reports on Form 8-K were filed with the Securities and Exchange Commission since the filing of the Company's third quarter 10-Q on December 11, 2006.

          ii. Announcement of completion of the acquisition of Blackwell Publishing Ltd. and the related new credit agreement with Bank of America issued on Form 8-K dated February 8, 2007.

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





                                           Dated:  March 9, 2007

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

                                            Dated:  March 9, 2007

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


                                            Dated:  March 9, 2007

                                                                    Exhibit 99.1



                            CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of John Wiley & Sons, Inc. (the "Company") on Form 10-Q for the period ending January 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William
J. Pesce, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

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

Dated:  March 9, 2007

                                                                    Exhibit 99.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of John Wiley & Sons, Inc. (the "Company") on Form 10-Q for the period ending January 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ellis
E. Cousens, Executive Vice President and Chief Financial & Operations Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

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

Dated:  March 9, 2007