Form 10-K
period 2007-04-30
WILEY JOHN & SONS INC
filed 2007-06-29
CIK 107140

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


            [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended:  April 30, 2007


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

                                 Yes | |   No |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, October 31, 2006, was approximately $1,525,648,638. The registrant has no non-voting common stock.

The number of shares outstanding of the registrant's Class A and Class B Common Stock as of May 31, 2007 was 47,705,595 and 9,895,087 respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on September 20, 2007, are incorporated by reference into Part III of this form 10-K.

                   JOHN WILEY AND SONS, INC. AND SUBSIDIARIES
                                    FORM 10-K
                    FOR THE FISCAL YEAR ENDED APRIL 30, 2007
                                      INDEX

                                                                                                                        PAGE
                                                                                                                        ----

PART I
------
ITEM 1.               Business                                                                                             4
                      --------
ITEM 1A.              Risk Factors                                                                                       4-7
                      ------------
ITEM 1B.              Unresolved Staff Comments                                                                            7
                      -------------------------
ITEM 2.               Properties                                                                                           8
                      ----------
ITEM 3.               Legal Proceedings                                                                                    8
                      -----------------
ITEM 4.               Submission of Matters to a Vote of Security Holders                                                  8
                      ---------------------------------------------------

PART II
-------
ITEM 5.               Market for the Company's Common Equity and Related Stockholder Matters and
                      --------------------------------------------------------------------------
                      Issuer Purchases of Equity Securities                                                                9
                      ---------------------------------------
ITEM 6.               Selected Financial Data                                                                              9
                      -----------------------
ITEM 7.               Management's Discussion and Analysis of Financial Condition and Results of Operations                9
                      -------------------------------------------------------------------------------------
ITEM 7A.              Quantitative and Qualitative Disclosures About Market Risk                                           9
                      ----------------------------------------------------------
ITEM 8.               Financial Statements and Supplemental Data                                                           9
                      ------------------------------------------
ITEM 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                79
                      ------------------------------------------------------------------------------------
ITEM 9A.              Controls and Procedures                                                                             79
                      -----------------------
ITEM 9B.              Other Information                                                                                   79
                      -----------------

PART III
--------
ITEM 10.              Directors and Executive Officers of the Registrant                                               80-81
                      --------------------------------------------------
ITEM 11.              Executive Compensation                                                                              81
                      ----------------------
ITEM 12.              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters      81
                      ---------------------------------------------------------------------------------------------
ITEM 13.              Certain Relationships and Related Transactions                                                      81
                      ----------------------------------------------
ITEM 14.              Principal Accounting Fees and Services                                                              81
                      --------------------------------------

PART IV
-------
ITEM 15.              Exhibits, Financial Statement Schedules and Reports on Form 8-K                                  82-84
                      ---------------------------------------------------------------

Signatures                                                                                                             85-92
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


          Employees
          ---------

          As of April 30, 2007, the Company employed approximately 4,800 persons on a full-time basis worldwide.


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

          Cautionary Statement Under the Private Securities Litigation Reform Act of 1995:

          This 10-K and our Annual Report to Shareholders for the year ending April 30, 2007 report contains certain forward-looking statements concerning the Company's operations, performance, and financial condition. In addition, the Company provides forward-looking statements in other materials released to the public as well as oral forward-looking information.

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

          Trade Concentration and Credit Risk

          Although the book publishing industry is concentrated in national, regional, and online bookstore chains, the Company's business is not dependent upon a single customer. No one book customer accounts for more than 7% of total consolidated revenue. The top 10 book customers, however, account for approximately 22% of total consolidated revenue and approximately 42% of total gross trade accounts receivable as of April 30, 2007.

          In the journal publishing business, subscriptions are often sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering and consolidate the subscription orders/billings with various publishers. Subscription agents account for approximately 19% of total consolidated revenue and no one agent accounts for more than 8% of total consolidated revenue. Subscription agents generally collect cash in advance from subscribers and remit payments to journal publishers, including the Company, prior to the commencement of the subscriptions. While at fiscal year-end the Company had minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents may depend significantly on their financial condition and liquidity. Insurance for payment on these accounts is not commercially feasible and/or available.


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


          Ability to Successfully Integrate Key Acquisitions

          The Company's growth strategy includes title, imprint and business acquisitions which complement the Company's existing businesses; the development of new products and services; designing and implementing new methods of delivering products to our customers, and organic growth of existing brands and titles. Acquisitions may have a substantial impact on costs, revenues, cash flows, and financial position such as, the Company's acquisition of Blackwell Publishing (Holdings) Ltd. ("Blackwell") more fully described in Note 4 of the annual report. Acquisitions involve risks and uncertainties, including difficulties in integrating acquired operations and in realizing expected opportunities, diversions of management resources and loss of key employees, challenges with respect to operating new businesses, debt incurred in financing such acquisitions, and other unanticipated problems and liabilities.


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

          Location                 Purpose                     Approx. Sq. Ft.                Lease Expiration
          --------                 -------                     ---------------                ----------------
          Leased
          ------
          Australia                Office                          19,000                           2007
                                   Office                          33,000                           2020
                                   Warehouse                       68,000                           2016

          Canada                   Office & Warehouse              87,000                           2011
                                   Office                          18,000                           2010

          England                  Warehouse                      131,000                           2012
                                   Office                          63,000                           2027
                                   Office                          17,000                           2025

          United States:

                  New Jersey       Corporate Headquarters         383,000                           2017


                  New Jersey       Distribution Center & Office   188,000                           2021

                  New Jersey       Warehouses                     380,000                           2021

                  Indiana          Office                         116,000                           2009

                  California       Office                          38,000                           2012

                  Massachusetts    Office                          55,000                           2017

          Singapore                Office & Warehouse              61,000                           2008
                                   Office                          15,000                           2008

          Owned
          -----

          Germany                  Office                          57,000
                                   Office                          29,000

          England                  Office                          50,000

          Iowa                     Office & Warehouse              27,000


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


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          No matters were submitted to the Company's security holders during the last quarter of the fiscal year ended April 30, 2007.

PART II


Item 5. Market for the Company's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
          ----------------------------------------------------------------------

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

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
            --------------------------------------------------------


The following financial statements and information appearing on the pages indicated are filed as part of this report:


                                                                                                                  Page(s)

Management's Discussion and Analysis of Business, Financial Condition
      and Results of Operations...............................................................................      11-39

Results by Quarter (Unaudited)................................................................................         40

Quarterly Share Prices, Dividends, and Related Stockholder Matters and Issuer
      Purchases of Equity Securities..........................................................................         41

Selected Financial Data.......................................................................................         42

Management's Report on Internal Control over Financial Reporting .............................................         43

Reports of Independent Registered Public Accounting Firm......................................................      44-45

Consolidated Statements of Financial Position as of April 30, 2007 and 2006...................................         46

Consolidated Statements of Income for the years ended April 30, 2007, 2006, and 2005 .........................         47

Consolidated Statements of Cash Flows for the
      years ended April 30, 2007, 2006, and 2005..............................................................         48

Consolidated Statements of Shareholders' Equity and Comprehensive Income for the
      years ended April 30, 2007, 2006, and 2005..............................................................         49

Notes to Consolidated Financial Statements....................................................................      50-77

Schedule II -- Valuation and Qualifying Accounts
      for the years ended April 30, 2007, 2006, and 2005......................................................         78


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



Core Businesses
---------------

Professional/Trade:

The Company's Professional/Trade business acquires, develops and publishes books and subscription products in all media, in the subject areas of business, technology, architecture, culinary, psychology, education, travel, consumer reference, and general interest. Products are developed for worldwide distribution through multiple channels, including major chains and online booksellers, independent bookstores, libraries, colleges and universities, warehouse clubs, corporations, direct marketing, and Web sites. Global Professional/Trade publishing accounted for approximately 39% of total Company revenue in fiscal year 2007.

Key revenue growth strategies of the Professional/Trade business include adding value to its content, developing its leading brands and franchises, and executing strategic acquisitions. Revenue for the Company's worldwide Professional/Trade business grew at a compound annual rate of 11% over the past five years.

Publishing alliances and franchise products are central to the Company's strategy. The Company's ability to bring together Wiley's product development, sales, marketing, distribution and technological capabilities with a partner's content and brand name recognition has been a driving factor in its success. Professional/Trade alliance partners include General Mills, MTV, the Culinary Institute of America, the American Medical Association, the American Institute of Architects, Mergent, Inc., the National Restaurant Association Educational Foundation and the Leader to Leader Institute, Morningstar, and Weight Watchers, among many others.

The Company's Professional/Trade customers are professionals, consumers, and students worldwide. Highly respected brands and extensive backlists are especially well suited for online bookstores such as Amazon.com. With their unlimited "virtual" shelf space, online retailers merchandise the Company's products for longer periods of time than brick-and-mortar bookstores.

The Company promotes an active and growing Professional/Trade custom publishing program. Custom publications are typically used by organizations for internal promotional or incentive programs. Books that are specifically written for a customer or an existing Professional/Trade publication can be customized, such as having the cover art include custom imprint, messages or slogans. Of special note are customized For Dummies publications, which leverage the power of this well-known brand to meet the specific information needs of a wide range of organizations around the world.

Key Acquisitions: The Company's business plan includes organic growth as well as growth through acquisitions. Key Professional/Trade acquisitions in recent years include: (i) In fiscal 2007, WhatsonWhen.com, a provider of travel-related online content, technology, and services. (ii) In fiscal year 2006, the publishing assets of Sybex, Inc., a leading publisher to the global information technology professional community for nearly 30 years. Sybex published about 100 new titles a year and maintained a backlist of over 450 titles in digital photography, operating systems, programming and gaming categories. (iii) In fiscal year 2002, the Company acquired Hungry Minds Inc., a leading publisher with an outstanding collection of respected brands, with such product lines as the For Dummies series, the Frommer's and Unofficial Guide travel series, the Bible and Visual technology series, the CliffsNotes study guides, Webster's New World dictionaries, and Betty Crocker and Weight Watchers cookbooks.

Scientific, Technical, and Medical (STM):

The Company is a leading publisher for the scientific, technical, and medical communities worldwide including, scientists, researchers, clinicians, engineers, students and professors, and academic and corporate librarians. STM products include journals, major reference works, reference books and protocols, in print and online. STM publishing areas include the physical sciences and engineering, medical, social science and humanities, life sciences and professional. STM develops products for global distribution through multiple channels, including library consortia, subscription agents, bookstores, online booksellers, and direct sales to professional society members and other customers. Global STM represented 44% of total Company revenue in fiscal year 2007. STM's revenue grew at a compound annual rate of 9% over the past five years.

Established commercially in 1999, the Company's web-based service, Wiley InterScience (www.interscience.wiley.com), offers online access to more than 400 journals and 3,000 reference books, Current Protocols laboratory manuals and databases, as well as a suite of professional and management resources. Wiley InterScience is based on a successful business model that features Enhanced Access Licenses. One to three years in duration, Enhanced Access Licenses provide academic and corporate customers with multi-site online access. The Company also offers other flexible pricing options such as, Basic Access licenses, which provide click-on access title-by-title to the Company's electronic journal content. Access is also provided through Pay-Per-View, which serves customers who wish to purchase individual articles or chapters. With over 25 million users in 90 countries around the globe, Wiley InterScience is one of the world's leading providers of scientific, technical, and medical content.

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

In 2005, the Company announced a program to digitize its entire historical journal content, dating back to the 1800s. Wiley's digitization of legacy content is designed to improve the research pathway and ensure content discovery is as seamless and efficient as possible. The backfile collection, which is available online through Wiley InterScience, will span two centuries of scientific research and comprise over 14 million pages - one of the largest archives of its kind issued by a single publisher. As of April 30, 2007 virtually all of Wiley's existing journal content was digitized and made available to customers. The program will be expanded to include the journals acquired in the Blackwell acquisition.

Publishing alliances play a major role in STM's success. The Company publishes the journals of prestigious societies, including the American Cancer Society, the British Journal of Surgery Society and the German Chemical Society. These alliances bring mutual benefit, with the societies gaining Wiley's publishing, marketing, sales and distribution expertise, while Wiley benefits from being affiliated with prestigious societies and their members.

Key Acquisitions: Effective February 2, 2007 the Company finalized the previously announced acquisition of all of the outstanding shares of Blackwell Publishing (Holdings) Ltd. ("Blackwell"). Blackwell publishes journals and books for the academic, research and professional markets focused on science, technology, medicine and social sciences and humanities. Headquartered in Oxford, England, Blackwell also maintains publishing locations in the United States, Asia, Australia, Denmark and Germany. Approximately 50% of Blackwell's annual revenue is derived from the United States. The combination of Blackwell's publications with the Company's existing scientific, technical and medical business results in an extensive portfolio of approximately 1,250 journals. The purchase price of $1.1 billion ((pound)572 million) was financed with a combination of debt and cash.

Blackwell currently employs approximately 1,000 individuals worldwide with just over half located in the United Kingdom. Over 800 journal titles are published with approximately 63% being affiliated with a professional society.

Blackwell's competition has consisted mostly of large STM publishers. Blackwell has maintained a strong market share based on its content, distribution abilities and successful society relationships.

The acquisition of Blackwell will enhance Wiley's global position as a provider of must-have content and services, expand and diversify its journal portfolio, increase both print and on-line advertising revenue, increase society relationships, accelerate growth globally and enhance the delivery of on-line content.

In fiscal year 2006, the Company acquired InfoPoems Inc., a leading provider of evidence-based medicine (EBM). This acquisition along with the Cochrane Collaboration database provides the foundation for the Company's growing suite of EBM products designed to improve patient healthcare. EBM facilitates the effective management of patients through clinical expertise informed by best practice evidence that is derived from medical literature.

Higher Education:

The Company publishes educational materials for the higher education market in all media, focusing on courses in the sciences, geography, mathematics, engineering, accounting, business, economics, computer science, psychology, education, and modern languages. In Australia, the Company is also a leading publisher for the secondary school market.

Higher Education customers include undergraduate, graduate, and advanced placement students, educators, and lifelong learners worldwide. Product is delivered principally through college bookstores, online booksellers, and Web sites. Globally, Higher Educational generated 17% of total Company revenue in fiscal year 2007. Through organic growth and acquired products, both print and electronic, the Company's worldwide Higher Education revenue grew at a compound annual rate of 5% over the past five years.

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

Higher Education delivers high-quality online learning materials that offer more opportunities for customization and accommodate diverse learning styles. The prime example is WileyPLUS, an integrated suite of teaching and learning resources. By offering an electronic version of a text along with supplementary materials, content provided by the instructor, and administrative tools, WileyPLUS supports the full range of course-oriented activities, including online-planning, presentations, study, homework, and testing.

The Company also provides the services of the Wiley Faculty Network, a peer-to-peer network of faculty/professors supporting the use of online course material tools and discipline-specific software in the classroom. The Company believes this unique, reliable, and accessible service gives the Company a competitive advantage.

Higher Education is also leveraging the web in its sales and marketing efforts. The web enhances the Company's ability to have direct contact with students and faculty at universities worldwide through the use of interactive electronic brochures and e-mail campaigns.

Key Acquisition/Collaborations: Soon after the end of fiscal year 2006, Wiley became Microsoft's sole publishing partner worldwide for all Microsoft Official Academic Course (MOAC) materials. Microsoft and Wiley have begun publishing a co-branded series of textbook and e-learning products on several topics to be released under Wiley-Microsoft logos. Wiley has also assumed responsibility for the sale of existing MOAC titles. All titles will be marketed globally and available in several languages. With Microsoft's position as the world's leading software company and Wiley's global presence in higher education, the alliance is an ideal strategic fit.

In fiscal year 2003, the Company acquired the assets of Maris Technologies to support the Company's efforts to produce web-enabled products. This acquisition included the market-leading software Edugen, which provides the underlying technology for WileyPLUS. Located in Moscow, the development facility is staffed by approximately 52 programmers and designers who had been employed in the space program of the former Soviet Union. In fiscal year 2002, the Company acquired publishing assets consisting of 47 higher education titles from Thomson Learning. The titles are in such areas as business, earth and biological sciences, foreign languages, mathematics, nutrition, and psychology.



Publishing Operations
---------------------

Journal Products:

The Company will now publish over 3,200 journals and other subscription-based STM and Professional/Trade products with the acquisition of Blackwell. Journals and other subscription based products accounted for approximately 39% of the Company's fiscal year 2007 revenue. The journal portfolio includes journals owned by the Company, in which case they may or may not be sponsored by a professional society, jointly owned with a professional society and those owned by such societies and published by the Company pursuant to contracts. Societies that sponsor or own such journals generally receive a royalty and/or other consideration. The Company usually enters into agreements with outside independent editors of journals that state the duties of the editors, and the fees and expenses for their services. Contributors of journal articles transfer publication rights to the Company or a professional society, as applicable.

The Company sells journal subscriptions through sales representatives; direct mail or other advertising; promotional campaigns; and memberships in professional societies for those journals that are sponsored by such societies. Journal subscriptions are primarily licensed through contracts for on-line content derived through Wiley InterScience and/or Blackwell-Synergy. The contracts are negotiated directly with customers or their subscription agents. Licenses range from one to three years in duration and typically cover calendar years.

Printed journals are generally mailed to subscribers directly from independent printers. Journal content is available online. Subscription revenue is generally collected in advance, and is deferred and recognized as earned when the related issue is shipped or made available online, or over the term of the subscription as services are rendered.

Book Products:

Book products and book related publishing revenue, such as advertising revenue and the sale of publishing rights, accounted for approximately 61% of the Company's fiscal year 2007 revenue. Materials for book publications are obtained from authors throughout most of the world through the efforts of an editorial staff, outside editorial advisors, and advisory boards. Most materials originate with their authors, or as a result of suggestion or solicitations by editors and advisors. The Company enters into agreements with authors that state the terms and conditions under which the materials will be published, the name in which the copyright will be registered, the basis for any royalties, and other matters. Most of the authors are compensated by royalties, which vary with the nature of the product and its anticipated sales potential. The Company may make advance payments against future royalties to authors of certain publications.

The Company continues to add new titles, revise existing titles, and discontinue the sale of others in the normal course of its business, also creating adaptations of original content for specific markets fulfilling customer demand. The Company's general practice is to revise its textbooks every three to five years, if warranted, and to revise other titles as appropriate. Subscription-based products are updated more frequently on a regular schedule. Approximately 35% of the Company's fiscal year 2007 U.S. book-publishing revenue was from titles published or revised in the current fiscal year.

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

Adopted textbooks and related supplementary material, such as WileyPLUS, are sold primarily to bookstores, including online bookstores, serving educational institutions. The Company employs sales representatives who call on faculty responsible for selecting books to be used in courses, and on the bookstores that serve such institutions and their students. Textbook sales are generally made on a fully returnable basis with certain restrictions. The textbook business is seasonal, with the majority of textbook sales occurring during the June through August and November through January periods. There is an active used textbook market, which adversely affects the sales of new textbooks.

Like most other publishers, the Company generally contracts with independent printers and binderies for their services. The Company purchases its paper from independent suppliers and printers. The fiscal year 2007 weighted average U.S. paper prices increased approximately 5% over fiscal year 2006. Management believes that adequate printing and binding facilities, and sources of paper and other required materials are available to it, and that it is not dependent upon any single supplier. Printed book products are distributed from both Company-operated warehouses and independent distributors.

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



Global Operations
-----------------

The Company's publications are sold throughout most of the world through operations located in Europe, Canada, Australia, Asia, and the United States. All operations market their indigenous publications, as well as publications produced by other parts of the Company. The Company also markets publications through agents as well as sales representatives in countries not served by the Company. John Wiley & Sons International Rights, Inc. sells reprint and translations rights worldwide. The Company publishes or licenses others to publish its products, which are distributed throughout the world in many languages. Approximately 43% of the Company's fiscal year 2007 revenue was derived from non-U.S. markets.



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

Performance Measurements
------------------------

The Company measures its performance based upon revenue, operating income, earnings per share and cash flow growth, excluding unusual or one-time events, and considering current worldwide and regional economic conditions. Because of the Company's unique blend of businesses, industry statistics do not always provide meaningful comparisons. The Company does maintain market share statistics for publishing programs in each of its businesses. STM uses various reports to monitor competitor performance and industry financial metrics. Specifically for the journal titles, the ISI Impact Factor, published by the Institute for Scientific Information, is used as a key metric of a journal titles influence in scientific publishing. For Professional/Trade, market share statistics published by BOOKSCAN, a statistical clearinghouse for book industry point of sale data in the United States, are used. The statistics include survey data from all major retail outlets, mass merchandisers, small chain and independent retail outlets. For Higher Education, the Company subscribes to Management Practices Inc., which publishes customized comparative sales reports.

Results of Operations
Fiscal Year 2007 Summary Results

For the full year, revenue advanced 18% over prior year to $1.2 billion, or 17% excluding the favorable impact of foreign exchange. Blackwell Publishing Ltd. ("Blackwell") contributed $105.8 million to the revenue growth since it was acquired on February 2, 2007. The year-on-year growth reflected continued momentum in the Company's global businesses. Excluding Blackwell, revenue grew 8% to $1.1 billion, or 7% excluding the favorable impact of foreign exchange.

Gross profit margin for fiscal year 2007 decreased to 65.9% from 67.2% in the prior year. Lower inventory and author advance provisions due to higher sales were more than offset by the adverse impact of a $13 million acquisition accounting adjustment to revenue, and gross margins on Blackwell sales. Excluding the acquisition accounting adjustment, Blackwell's gross margin was approximately 53%. Excluding Blackwell, gross profit margin improved 40 basis points to 67.6%

Operating and administrative expenses increased 18% over the prior year, or 16% excluding the adverse impact of foreign exchange. The increase primarily reflects $38.7 million of incremental operating expenses related to Blackwell; increased editorial/production costs, marketing and selling to support business growth; stock option costs of $11.3 million associated with the adoption of SFAS 123R; and a $4.4 million bad debt provision related to the bankruptcy of Advanced Marketing Services (AMS).

Amortization   of  intangibles   increased  $7.2  million   principally  due  to
acquisitions. The Blackwell acquisition contributed approximately $5.5 million of the increase.

Operating income improved 6% to $161.3 million in fiscal year 2007, including operating income of $6.5 million related to Blackwell. The operating margin for fiscal year 2007 was 13.1% or 13.7% excluding Blackwell, as compared to 14.6% in the prior year period. Improved gross margin and lower depreciation were offset by incremental expenses associated with the adoption of SFAS 123R and the AMS bad debt provision. Net interest expense and other increased $12.9 million to $21.8 million mainly due to finance costs associated with the Blackwell acquisition.

The effective tax rate for fiscal year 2007 was 28.6% compared to 23.3% in the prior year. Fiscal years 2007 and 2006 include tax benefits of $5.5 million and $6.8 million, respectively, due to the resolution and settlements of certain matters with state, federal and international tax authorities. Fiscal year 2006 also includes a $7.5 million tax benefit associated with the reversal of a tax accrual recorded on the repatriation of dividends from European subsidiaries in the fourth quarter of fiscal year 2005. On May 10, 2005, the U.S. Internal Revenue Service issued Notice 2005-38. The notice provided for a tax benefit that fully offset the tax accrued by the Company on foreign dividends in the fourth quarter of fiscal year 2005. None of the tax benefits had a cash impact on the Company. Fiscal years 2007 and 2006 effective tax rates excluding these benefits and without Blackwell were 35.1% and 33.2%, respectively. The increase was principally due to higher taxes on non-U.S. sourced earnings. Blackwell's effective tax rate had, and is expected to have, a favorable impact on the Company's consolidated effective tax rate.

Reported earnings per diluted share and net income for fiscal year 2007 were $1.71 and $99.6 million, respectively. Excluding the tax benefits, earnings per diluted share for fiscal years 2007 and 2006 were $1.62 and $1.61, respectively. See Non-GAAP Financial Measures described below. The results for fiscal year 2007 include an incremental $7.1 million after-tax charge, or $0.12 per diluted share, related to the adoption of SFAS 123R. The Blackwell acquisition was dilutive to net income and earnings per diluted share by $1.2 million and $0.02, respectively.

Non-GAAP Financial Measures: The Company's management evaluates operating performance excluding unusual and/or nonrecurring events. The Company believes excluding such events provides a more effective and comparable measure of performance. Since adjusted net income and adjusted earnings per share are not measures calculated in accordance with GAAP, they should not be considered as a substitute for other GAAP measures, including net income and earnings per share as indicators of operating performance. Adjusted net income and adjusted earnings per diluted share, for fiscal years 2007 and 2006, excluding the tax benefits discussed above are as follows:

Reconciliation of Non-GAAP Financial Disclosure
-----------------------------------------------

                                                       For the Years Ended
                                                             April 30,
Net Income (in thousands)                              2007           2006
--------------------------------------------------------------------------------

As Reported                                         $99,619       $110,328

Tax (Benefit) Provision on Dividends Repatriated          -         (7,476)

Resolution of Tax Matters                            (5,468)        (6,776)
--------------------------------------------------------------------------------

Adjusted                                            $94,151        $96,076
================================================================================

--------------------------------------------------------------------------------
                                                       For the Years Ended
                                                             April 30,
Earnings Per Diluted Share                             2007           2006
--------------------------------------------------------------------------------

As Reported                                           $1.71          $1.85

Tax (Benefit) Provision on Dividends Repatriated          -          (0.12)

Resolution of Tax Matters                             (0.09)         (0.11)
--------------------------------------------------------------------------------

Adjusted                                              $1.62          $1.61
================================================================================


Fiscal Year 2007 Segment Results

Blackwell  is  reported  below as a separate  segment.  In the first  quarter of fiscal year 2007, the Company  finalized a review of certain product prices used to settle  inter-segment  sales. As a result of the study,  certain intersegment
product  prices  were  modified.   While  the  modification  had  no  effect  on
consolidated  financial  results,  it did impact  individual  segment  operating results.  Below is a supplemental segment report adjusting prior year results to reflect the current modified product prices:

Adjusted Segment Results                                           For The Years Ended April 30,
(Amounts in millions)                             2007                         2006
                                              -----------    -----------------------------------------
                                                                              Inter-                             % Change
                                                   As            As           Segment                                        As
                                                Reported      Reported        Impact           Adjusted      Adjusted     Reported
                                              -----------    ----------     ---------        -----------    ----------   ----------
Revenue:

Professional/Trade                            $   399.5       $  380.2       $  (7.9)           $ 372.3         7%            5%
Scientific, Technical and Medical                 222.0          206.0          (1.1)             204.9         8%            8%
Higher Education                                  162.5          156.2          (3.7)             152.5         7%            4%
European Segment                                  316.1          292.5          (4.1)             288.4        10%            8%
Blackwell                                         105.8              -             -                  -          -             -
Asia, Australia & Canada                          132.9          124.0          (0.1)             123.9         7%            7%
Inter-Segment Sales Eliminations                 (103.9)        (114.7)         16.9              (97.8)      (6)%            9%
                                            ---------------------------------------------------------------------------------------
     Total Revenue                            $ 1,234.9       $1,044.2       $     -          $ 1,044.2        18%           18%
                                            =======================================================================================

Direct Contribution to Profit:
Professional/Trade                            $   107.6       $  107.0       $  (5.8)         $   101.2         6%            1%
Scientific, Technical and Medical                 101.0           96.0              -              96.0         5%            5%
Higher Education                                   41.2           40.1          (3.4)              36.7        12%            3%
European Segment                                  104.8           93.4           5.9               99.3         6%           12%
Blackwell                                          29.7              -             -                  -          -             -
Asia, Australia & Canada                           27.2           26.7           3.3               30.0       (9)%            2%
                                            ---------------------------------------------------------------------------------------
    Total Direct Contribution to Profit       $   411.5       $  363.2       $     -          $   363.2        13%           13%
Shared Services and Admin. Costs                 (250.2)        (210.5)            -             (210.5)     (19)%         (19)%
                                            ---------------------------------------------------------------------------------------
Operating Income                              $   161.3       $  152.7       $     -          $   152.7         6%           6%
                                            =======================================================================================

Professional/Trade (P/T):

                                                                           %
Dollars in thousands                      2007               2006       change
--------------------------------------------------------------------------------
Revenue                                 $399,461           $380,191       5%
Direct Contribution                     $107,575           $106,971       1%
Contribution Margin                       26.9%              28.1%

Wiley's U.S. P/T revenue for fiscal year 2007 advanced 5% to $399.5 million from $380.2 million in the previous year, or 7% after adjusting for the effect of the change in inter-segment product prices. The results were driven by the cooking, travel, business, and technology programs, as well as strong global rights and advertising revenue partially offset by lower SuDoku sales as planned. Revenue from acquisitions in the current year contributed approximately $2.0 million of growth over the prior year.

Adjusting for the effect of the change in inter-segment product prices direct contribution improved 6%. Also on an adjusted basis, contribution margin for fiscal year 2007 decreased 30 basis points to 26.9%. Favorable product mix and lower inventory and royalty advance provisions were more than offset by a bad debt provision related to the bankruptcy of Advanced Marketing Services of $4.4 million and stock option costs associated with the adoption of SFAS 123R of $1.4 million.

Frommer's  reached  a  milestone  during  Wiley's   bicentennial  year,  as  the
well-known travel-guide brand celebrated its 50th anniversary with the publication of new editions and titles in its Day by Day and Pauline Frommer series. Several finance, business, and leadership titles stood out among the year's publications, including True North by Bill George, a follow-up to Authentic Leadership; The Only Three Questions That Count, by Ken Fisher, long-time Forbes columnist and Chairman and CEO of Fisher Investments; the third book in the best-selling Little Book series, Little Book of Common Sense Investing by John Bogle; The Science of Success: How Market-Based Management Built the World's Largest Private Company by Charles Koch, Chairman and CEO of Koch Industry; and Chocolates on the Pillow Aren't Enough: Reinventing the Customer Experience by the Chairman and CEO of Loewe's Hotels, Jonathan Tisch.

Previously published titles continued to build momentum, including Weight Watchers New Complete Cookbook and The Bon Appetit Cookbook. Hedgehogging by Barton Biggs; The Little Book That Beats The Market by Joel Greenblatt; Empire of Debt: The Rise of an Epic Financial Crisis by William Bonner and Addison Wiggin; The Invisible Employee: Realizing the Hidden Potential in Everyone by Adrian Gostick and Chester Elton; and Stock Investing For Dummies, 2nd Edition by Paul Mladjenovic were all featured on major bestseller lists in 2007 along with perennial Wiley bestsellers, Five Dysfunctions of a Team by Patrick Lencioni; Investing For Dummies, by Eric Tyson; J.K. Lasser's Income Tax 2006; and SuDoku For Dummies by Andrew Heron and Andrew Stuart.

P/T's online business had an excellent year with strong advertising sales. Wiley acquired Whatsonwhen.com, a provider of travel-related online content, technology, and related services during the second quarter. The acquisition is already enhancing Wiley's extensive travel-related content business, which includes the integrated online and print Frommer's, For Dummies, and Unofficial Guides brands. Nearly 1,400 articles adapted from For Dummies text were delivered to Yahoo! Tech during the year. Yahoo! Tech provides consumers with advice and information on technology. Wiley significantly increased the number of Podcasts offered on its websites during the fiscal year.

In March, Wiley acquired the publishing assets of Anker Publishing, including approximately 100 backlist titles and a quarterly newsletter (Department Chair) which covers professional development for faculty and administrators in higher education.

During the year, Wiley signed an agreement with Microsoft to publish business books under a Microsoft Executive Circle series. P/T also signed a multi-year publishing agreement with the Lincoln Center for the Performing Arts, Inc. for a minimum of 15 books that will draw on Lincoln Center's community of artists, extensive archives, and educational expertise. Another alliance was formed during the fall with Essential Learning Partnership, a provider of web-based continuing education for clinical professionals in psychology, counseling, and social work, to enable clinicians to purchase training courses using Wiley titles to meet license requirements.



Scientific, Technical and Medical (STM):

                                                                           %
Dollars in thousands                      2007               2006       change
--------------------------------------------------------------------------------
Revenue                                 $222,050           $206,008       8%
Direct Contribution                     $101,070            $96,009       5%
Contribution Margin                       45.5%              46.6%

U.S. STM revenue for fiscal year 2007 increased 8% to $222.1 million from $206.0 million in the previous year. Revenue growth was driven by journal subscriptions, non-subscription revenue, such as advertising and the sale of journal reprints, and STM reference books. New businesses and publication rights acquired during the year, such as InfoPOEMS, Dialysis & Transplantation, The Hospitalist, the Journal of Orthopedic Research, Clinical Cardiology and Carpe Diem contributed approximately $5.0 million of the top-line growth for the year.

Direct contribution to profit for fiscal year 2007 increased 5% to $101.1 million. Contribution margin decreased to 45.5% from 46.6% in the prior year. The decline in margin was primarily due to the higher cost of imported products and higher royalties due to product mix. STM results were also affected by costs associated with the adoption of SFAS 123R of approximately $1.2 million.

Customers continue to take advantage of Wiley InterScience's content. The number of visits grew by nearly 24% during fiscal year 2007 compared to the previous year. Pay-Per-View and Article Select sales were strong around the world.

During the year, the Company embarked on an aggressive program to further exploit its intellectual content by digitizing selected landmark STM books. Consequently, the number of online books downloaded from Wiley InterScience grew by 30% during the year. The program includes the digitization of more than 750 volumes from at least 21 book series. Series editors include such eminent and pioneering scientists as Nobel Laureates Ilya Prigogine and Jean-Marie Lehn, and National Medal of Science Winner Stuart Rice. The Book Series is available as individual volumes, complete series, or multiple series, with discounts offered based on the number of volumes purchased. Wiley currently publishes approximately 2,800 online books, with approximately 40-50 new titles added every month. With the addition of the 750 back volumes, total online book content will comprise over one million pages.

During the year, Wiley signed publishing agreements with several scholarly societies, including the Mt. Sinai School of Medicine, the International Society of Magnetic Resonance in Medicine, the Society of Biochemistry and Molecular Biology, and the American College of Rheumatology.The Company also expanded its partnership with Skyscape, Inc., a leading provider of interactive, intelligent health solutions for desktop and mobile devices, to make InfoPOEMs evidence-based medicine summaries available to Skyscape's customer base of more than 575,000 medical professionals.

Earlier in the year, Wiley signed an agreement with the New York Public Library to provide public online access to over 300 peer-reviewed journals that until now have been available principally through academic or corporate collections. The objectives of this pilot project are to accumulate usage data on high-level journal content in a public library setting. This is Wiley's first such license for journal content with a major public library in North America.



Higher Education:

                                                                           %
Dollars in thousands                      2007               2006       change
--------------------------------------------------------------------------------
Revenue                                 $162,480           $156,235       4%
Direct Contribution                      $41,173            $40,065       3%
Contribution Margin                       25.3%              25.6%

U.S. Higher Education revenue in fiscal year 2007 increased 4% to $162.5 million, or 7% after adjusting for the effect of the change in inter-segment product prices. Strong growth in accounting, driven by new editions sold through WileyPLUS, social sciences and sales of Microsoft Official Academic Course
(MOAC) titles were partially offset by softness in mathematics, science, and engineering.

Direct contribution to profit for fiscal year 2007 improved 3%, or 12% adjusted for the effect of the change in inter-segment product prices. The improvement was due to revenue growth and lower costs driven by off-shoring composition, improved vendor terms, lower inventory provisions and lower costs associated with the delivery of electronic product, partially offset by incremental stock option costs associated with the adoption of SFAS 123R of $1.1 million. Contribution margin adjusted for the effect of the change in inter-segment prices improved 120 basis points to 25.3%

WileyPLUS sales for fiscal year 2007 increased 90% over the prior year. Digital-only, i.e., not accompanied by a textbook, accounted for 20% of WileyPLUS sales. Marketing programs in the UK and Asia are helping to establish a presence for WileyPLUS in those regions. WileyPLUS Assignment Editions were officially launched in the Australian and New Zealand markets.

Soon after the end of the fiscal year, Higher Education enhanced and re-launched its WileyPLUS online presence at www.wileyplus.com. Redesigned with intuitive navigation and user-focused content, the site will offer introductory information and demos, along with resources for current student and faculty users. The Wiley Faculty Network, a peer-to-peer network to help instructors better utilize technology, experienced a 50% increase in the number of attendees to its Guest Lectures throughout the fiscal year.

Early in the year, Wiley became Microsoft's sole publishing partner worldwide for all MOAC materials. Microsoft and Wiley are collaborating on a new co-branded series of textbook and e-learning products on several topics. Wiley also assumed responsibility for the sale of existing MOAC titles. Sales of MOAC titles have surpassed the expectations of both Wiley and Microsoft.

The National Geographic Collegiate Atlas, which Wiley publishes as part of its alliance with the National Geographic Society (NGS), was awarded the Best Book/Atlas at the American Congress on Surveying and Mapping design competition. Earlier in the year, Higher Education launched Wiley Visualizing, a series of introductory textbooks developed in exclusive partnership with the NGS that integrate rich visuals and media with text to enhance learning.

Marketplace response to the new textbook series has been very positive. Higher Education also announced partnerships with the CFA Institute, a global membership organization of investment practitioners and educators, to publish finance titles under the CFA Institute Investment Series brand. Earlier in the year, Wiley and the George Lucas Educational Foundation, a non-profit organization dedicated to innovation and improvement in education, signed an agreement to co-produce a series of six textbooks employing "project-based" learning, which, has been demonstrated to increase self-direction and improve research and problem-solving skills.


Europe:

                                                                     %                 %
Dollars in thousands               2007               2006         change         excluding FX
-------------------------------------------------------------------------------------------------
Revenue                          $316,125           $292,462          8%              4%
Direct Contribution              $104,796            $93,415         12%             11%
Contribution Margin                33.2%              31.9%

Wiley Europe's revenue for fiscal year 2007 increased 8% to $316.1 million, or 5% after adjusting for the effect of the change in inter-segment product prices and favorable foreign exchange. The revenue growth was principally driven by journal subscriptions and STM reference books partially offset by lower SuDoku For Dummies sales, as planned.

Direct contribution for the full year increased 12% over the prior year, or 4% after adjusting for the effect of the change in inter-segment product prices and favorable foreign exchange. Higher royalties due to product mix and a $1.2 million charge for stock option costs associated with the adoption of SFAS 123R were partially offset by improved costs associated with electronic revenue. Also on an adjusted basis, the contribution margin decreased 30 basis points to 34.1% from 34.4% in the prior year.

The year ended on a positive note with indigenous books showing strength. P/T sales picked up momentum in continental Europe during the fourth quarter with much of the growth coming from technology books. STM journal subscriptions continued to increase in all disciplines, particularly chemistry, which includes the Angewandte Chemie journals published on behalf of the German Chemical Society.

Early in the year, Wiley Europe announced the formation of a multi-year publishing partnership with the Dana Centre, an extension of the Science Museum in London. Written by leading technology journalists and experts in the U.K., the books will examine technology-related news stories from around the world; explore their implications on everyday life; and provide predictions for the future. The Dana Centre is well known for its innovative and thought-provoking events and debates on contemporary science, technology, and culture.

Wiley Europe also signed a contract with the Strategic Management Society to publish a new journal, Strategic Entrepreneurship, extending its relationship with the Society. Wiley Europe signed a co-publishing agreement during the fourth quarter for a new book series with the Royal Microscopy Society, aiming to deliver three titles per year. Earlier in the year, an agreement was reached with the Royal Meteorological Society (RMetS), a leading professional and learned society, to publish all five of its journals. This agreement expands an existing relationship, establishing Wiley as the exclusive publisher of all the RMetS journals. Wiley and the RMetS have worked together since 1980, when they launched the International Journal of Climatology.

During the year, Wiley Europe renewed its contract with National Health Service in the U.K. for the Cochrane National Site License. In July, Wiley-VCH re-launched the pro-physik.de portal with a number of new customer-oriented features, such as enhanced search capabilities.

Wiley Europe acquired the European Transactions on Telecommunications journal, which it has been publishing under a collaborative agreement for years. Wiley and the British Journal of Surgery Society renewed their contract.

Wiley Europe has been exploring new business opportunities with telecommunications companies. As a result, it extended its publishing partnership with Symbian to include the formation of a new Symbian Academy program for accredited Higher Education institutions, drawing on content from across all of Wiley's publishing programs.



Blackwell:

Dollars in thousands                      2007
----------------------------------------------------
Revenue                                 $105,761
Direct Contribution                      $29,699
Contribution Margin                       28.1%

Blackwell's operating results have been included in the consolidated results of the Company since the effective date of the acquisition February 2, 2007. Blackwell revenue and direct contribution for fiscal year 2007 was $105.8 million and $29.7 million, respectively. Included in the results are approximately $5.5 million of amortization charges for intangible assets related to the acquisition. While not included in direct contribution, financing costs charged to interest expense for the acquisition were approximately $16.7 million in the quarter. The acquisition was dilutive to EPS by approximately $0.02 in the quarter and the fiscal year.

Since completing the acquisition, we have made significant progress integrating Blackwell with Wiley's global STM business. We have validated many of the key assumptions that underlie our acquisition plan. During the fourth quarter of fiscal year 2007, we announced the global organization structure for the merged business, which will include Blackwell and Wiley colleagues on the leadership team. Plans have been approved to merge global sales, marketing and content management which will result in significant synergies. As planned, we are capitalizing on Blackwell's successful off-shoring and outsourcing of various content management, manufacturing and shared support services.

Our current priorities are to finalize plans for the implementation of a single web platform; complete the integration of technology infrastructure resources; and to complete the transition to a common financial reporting, distribution and customer service infrastructure. By the end of fiscal year 2008, we expect to have implemented the action plans and initiatives that will deliver the synergies that underpin our acquisition plan.

Since the acquisition closed, Wiley and Blackwell have renewed society journal contracts and announced the launch of new journals and new partnerships. New publications include Clinical and Translational Science, which will focus on the rapidly expanding field of translational studies, a complex medical discipline emerging at the intersection of applied bench research and clinical medicine; Regulation & Governance, a specialized international journal addressing the world's most pressing audit and risk challenges; Asian Social Work and Policy Review, the Korean Academy of Social Welfare's official publication; and Archives of Drug Information, a new, freely available peer-reviewed journal featuring the results of drug studies. This journal will help to address requests for transparency voiced by societies, health care practitioners, patients, media, and the government to disclose clinical trial information.


Asia, Australia and Canada:

                                                                     %                 %
Dollars in thousands               2007               2006         change         excluding FX
-------------------------------------------------------------------------------------------------
Revenue                          $132,992           $123,950         7%                5%
Direct Contribution               $27,217            $26,747         2%               -4%
Contribution Margin                20.5%              21.6%

Wiley's fiscal year 2007 revenue in Asia, Australia, and Canada advanced 7% to $133.0 million, or 5% excluding favorable foreign exchange. Growth was driven by strong P/T sales in all regions and the sale of rights, partially offset by disappointing school sales in Australia. Direct contribution for the full year increased 2% to $27.2 million, but decreased 15% after adjusting for the effect of the change in inter-segment product prices and favorable foreign exchange. The decline was principally due to product mix and investments in the development of indigenous publishing programs.

WileyPLUS gained ground with new adoptions across Asia, Australia, and Canada. Microsoft Official Academic Course (MOAC) books are eliciting much interest, especially in Malaysia and India.

Wiley Canada delivered mixed results throughout the year, showing strength in its P/T business, but falling short in Higher Education. P/T's growth was driven by demand for local real estate titles and front-list releases, as well as strong demand for For Dummies titles. An indigenous title, Beyond the Crease by hockey player Martin Brodeur, has been selling well globally. Sales of WileyPLUS have exceeded expectations in Canada.



Shared Service and Administrative Costs

Shared services and administrative costs for fiscal year 2007 increased 19% to $250.2 million, or 17% excluding the unfavorable impact of foreign exchange. Blackwell contributed $23.2 million to the increase in fiscal year 2007 operating expenses. In addition, the increase reflects costs due to business growth and performance, stock options costs of $6.1 million associated with the adoption of SFAS 123R, and higher occupancy costs, mainly due to new facilities, partially offset by lower depreciation expense.

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

Adjusted net income and adjusted earnings per diluted share excluding the tax charges and benefits are as follows:

Reconciliation of Non-GAAP Financial Disclosure
-----------------------------------------------

                                                       For the Years Ended
                                                             April 30,
Net Income (in thousands)                              2006           2005
--------------------------------------------------------------------------------

As Reported                                        $110,328        $83,841

Tax (Benefit) Provision on Dividends Repatriated     (7,476)         7,476

Resolution of Tax Matters                            (6,776)             -
--------------------------------------------------------------------------------

Adjusted                                            $96,076        $91,317
================================================================================

--------------------------------------------------------------------------------
                                                       For the Years Ended
                                                             April 30,
Earnings Per Diluted Share                             2006           2005
--------------------------------------------------------------------------------

As Reported                                           $1.85          $1.35

Tax (Benefit) Provision on Dividends Repatriated      (0.12)          0.12

Resolution of Tax Matters                             (0.11)             -
--------------------------------------------------------------------------------

Adjusted                                              $1.61          $1.47
================================================================================

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

Fiscal Year 2006 Segment Results

Professional/Trade (P/T):

                                                                            %
Dollars in thousands                      2006               2005        change
--------------------------------------------------------------------------------
Revenue                                 $380,191           $350,338        9%
Direct Contribution                     $106,971           $102,326        5%
Contribution Margin                       28.1%              29.2%

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

Scientific, Technical and Medical (STM):

                                                                           %
Dollars in thousands                      2006               2005       change
--------------------------------------------------------------------------------
Revenue                                 $206,008           $190,515       8%
Direct Contribution                      $96,009            $88,899       8%
Contribution Margin                       46.6%              46.7%

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



Higher Education:

                                                                           %
Dollars in thousands                      2006               2005        change
--------------------------------------------------------------------------------
Revenue                                 $156,235           $150,905        4%
Direct Contribution                      $40,065            $38,221        5%
Contribution Margin                       25.6%              25.3%

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

Soon after the end of the fiscal year, Wiley became Microsoft's sole publishing partner worldwide for all Microsoft Official Academic Course (MOAC) materials. Microsoft and Wiley will collaborate on a new co-branded series of textbook and e-learning products for the higher education market, to be released under Wiley-Microsoft logos. Wiley will also assume responsibility for the sale of existing MOAC titles. The new series will offer topics covering Windows Vista, Microsoft Office Systems 2007, and the Windows Server codenamed "Longhorn." All titles will be marketed globally and available in several languages. With Microsoft's position as the worlds leading software company and Wiley's global presence in higher education, the alliance is an ideal strategic fit.

Earlier in the year, Higher Education extended its global alliance with the National Geographic Society to create new products sold exclusively with Wiley textbooks and WileyPLUS.


Europe:

                                                                    %               %
Dollars in thousands               2006               2005        change      excluding FX
---------------------------------------------------------------------------------------------
Revenue                          $292,462           $268,857        9%             12%
Direct Contribution               $93,415            $86,226        8%             11%
Contribution Margin                31.9%              32.1%

Fiscal Year 2006 was another strong year for Wiley's European-based companies, with revenue for the year advancing 9% over the prior year to $292 million, or 12% excluding foreign currency effects. Virtually all of Wiley Europe's businesses, product lines, and markets contributed to the performance. Strong performance was exhibited in P/T and STM book publishing, as well as journals. Global sales from the SuDoku For Dummies series contributed to the increase in P/T revenue. Direct contribution margin was essentially in line with the prior year's results.

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

The expansion of Wiley Europe's publishing portfolio opened up new markets and customer groups. The technology channel saw strong growth throughout the fiscal year 2006 with a series of agreements with major telecommunications corporations. In February 2006, the Company entered a popular new market with the acquisition of Fernhurst Books, a best-selling list of manuals and guides on sailing, boating, and other nautical sports. The first seven titles of the Securities and Investment Institute series published during fiscal year 2006.

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

The Cochrane Collaboration, an evidence-based medicine collection, available through Wiley InterScience, finished fiscal year 2006 strongly reflecting
Wiley's ability to increase revenue through the Company's multiple sales channels. To extend Wiley's product offering in evidence-based medicine, Wiley Europe and Duodecim Medical Publications Limited of Helsinki, Finland announced an expanded agreement to grant Wiley the exclusive publishing, sales, and distribution rights of its English language version of Evidence-Based Medicine Guidelines (EBM Guidelines). The guidelines are designed to be read on small screens, and are available via the Internet and through Personal Digital Assistants (PDA) devices.


Asia, Australia and Canada:

                                                                           %               %
Dollars in thousands                      2006               2005        change      excluding FX
-----------------------------------------------------------------------------------------------------
Revenue                                 $123,950           $108,649       14%             12%
Direct Contribution                      $26,747            $24,868        8%              3%
Contribution Margin                       21.6%              22.9%

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

At the end of the third quarter of fiscal year 2006, Wiley Asia acquired the remaining outstanding shares of Wiley Dreamtech (India) Private LTD. The acquisition is an important step in the Company's plans to grow Wiley's presence in India, extending its sales and marketing reach and building local publishing capabilities in an important and rapidly growing market. Wiley acquired a majority interest in Dreamtech in 2001 as part of its highly successful acquisition of Hungry Minds, Inc.

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

Liquidity and Capital Resources

The Company's cash and cash equivalents balance was $55.8 million at the end of fiscal year 2007, compared with $60.8 million a year earlier. Cash provided by operating activities in fiscal year 2007 declined $22.0 million to $220.6 million. Included in cash provided by operating activities is a use specifically related to Blackwell operations post-acquisition of approximately $20 million.

Cash used for working capital included lower accounts and royalties payable, primarily due to the timing of annual journal royalty payments related to Blackwell operations and the recognition of non-cash Blackwell related subscription revenue. Cash for calendar year journal subscriptions is typically received from November through January. Revenue is recognized evenly over the calendar year subscription. Due to the timing of the acquisition, most cash for the current calendar year subscriptions was received by Blackwell prior to the acquisition and was retained in the acquired business. Additional working capital changes were driven by higher income tax payments and the timing of vendor payments partially offset by improved trade collections, lower inventory growth and higher accrued interest.

Pension contributions in fiscal year 2007 were $8.3 million, compared to $7.0 million in the prior year. The Company anticipates making pension contributions in fiscal year 2008 of approximately $34.4 million, including approximately $23 million of payments into the Blackwell pension plan in accordance with the terms of the acquisition agreement.

Cash used for investing activities for fiscal year 2007 was approximately $1.0 billion compared to $113.6 million in fiscal year 2006. The Company invested $972.9 million in the acquisition of publishing businesses, assets and rights compared to $31.4 million in the prior year. Significant current year acquisitions included Blackwell for approximately $1.1 billion in cash plus liabilities assumed less cash acquired; the acquisition of an online provider of travel-related content, technology and services; the assets of a publisher of two medical journals and a publisher of three advertising based medical journals. As part of the Blackwell acquisition on February 2, 2007, the Company acquired $42.3 million in marketable securities which were all sold by the Company during the fourth quarter of fiscal year 2007. In fiscal year 2005, the Company purchased $15.2 million of marketable securities and subsequently sold $5.2 million. The remaining $10.0 million were sold during fiscal year 2006.

Cash used for property, plant and equipment and product development increased in fiscal year 2007 versus the prior year. The additions to property, plant and equipment were for computer hardware and software to support customer products and improve productivity and approximately $7.0 million associated with additional publishing facilities in the United Kingdom. Additions in fiscal year 2006 were principally for computer hardware and software.

Cash provided by financing activities was $810.2 million in fiscal year 2007, as compared to cash used of $157.3 million in fiscal year 2006. Cash used for financing activities in fiscal 2007 included the Blackwell acquisition, the repayment of debt facilities and dividend payments to shareholders. In fiscal 2006, cash was used primarily to purchase treasury stock, repay debt and pay dividends to shareholders.

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

The agreement provides financing to complete the acquisition, refinance the existing revolving debt of the Company, as well as meet future seasonal operating cash requirements.The Company has the option of borrowing at the following floating interest rates: (i) at the rate as announced from time to time by Bank of America as its prime rate or (ii) at a rate based on the London Bank Interbank Offered Rate (LIBOR) plus an applicable margin ranging from .37% to 1.05% for the Revolver and .45% to 1.25% for the Term Loan depending on the Company's consolidated leverage ratio, as defined. In addition, the Company will pay a facility fee ranging from .08% to .20% on the Revolver depending on the Company's consolidated leverage ratio, as defined. The Company has the option to request an increase of up to $250 million in the size of the facility in minimum amounts of $50 million. The credit agreement contains certain restrictive covenants similar to those in the Company's prior credit agreements related to an interest coverage ratio, funded debt levels and restricted payments, including a limit on dividends paid and share repurchases. The Term Loan matures on February 2, 2013 and the Revolver will terminate on February 2, 2012.

Simultaneous with the execution of the new Credit Agreement, the Company terminated all of its previous credit agreements and paid in full amounts outstanding under those agreements by utilizing funds from the new Credit Agreement. In connection with the early termination of the previous credit agreements, the Company wrote off approximately $0.5 million of unamortized origination fees in the fourth quarter of fiscal year 2007.

As of April 30, 2007 the Company had approximately $1.0 billion of debt outstanding with approximately $375.1 million of unused borrowing capacity.

On February 16, 2007, the Company entered into an interest rate swap agreement, designated by the Company as a cash flow hedge as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The hedge will fix a portion of the variable interest due on a portion of the new Term Loan. Under the terms of the interest rate swap, the Company will pay a fixed rate of 5.076% and will receive a variable rate of interest based on three month LIBOR (as defined) from the counterparty which will be reset every three months for a four-year period ending February 8, 2011. The notional amount of the rate swap is initially $660 million which will decline through February 8, 2011, based on the expected amortization of the Term Loan. It is management's intention that the notional amount of the interest rate swap be less than the Term Loan outstanding during the life of the derivative.

Current year financing activities include the repurchase of approximately 205,700 shares of Company stock at an average price of approximately $35.38. On February 4, 2005, the Company repurchased one million shares of its Class A stock at a price of $32.45 per share from several entities associated with the Bass group of Fort Worth, Texas. The transaction was paid out of existing cash balances. Under the current share repurchase program approved by the Company's Board of Directors in June 2005 the Company has authorization to purchase up to approximately 1.9 million additional shares of its Class A Common Stock as of April 30, 2007.

The Company increased its quarterly dividend to shareholders by 11% to $0.10 per share versus $0.09 per share in the prior year.

The Company's operating cash flow is affected by the seasonality of its U.S. Higher Education business and receipts from its journal subscriptions. Journal receipts occur primarily from November through January from companies commonly referred to as journal subscription agents. Reference is made to the Credit Risk section, which follows, for a description of the impact on the Company as it relates to journal agents' financial position and liquidity. Sales in the U.S. higher education market tend to be concentrated in June through August, and again in November through January. The Company normally requires increased funds for working capital from May through September.

Working capital at April 30, 2007 was negative $193.4 million. Working capital is negative as a result of including, in current liabilities, deferred revenue related to subscriptions for which cash has been received. This deferred revenue will be recognized into income as the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of April 30, 2007 include $305.4 million of such deferred subscription revenue.

The Company has adequate cash and cash equivalents available, as well as short-term lines of credit to finance its short-term seasonal working capital requirements. The Company does not have any off-balance-sheet debt.

Projected product development and property, equipment and technology capital spending for fiscal year 2008 is forecast to be approximately $90 million and $60 million, respectively, including incremental ongoing spending associated with Blackwell and significant one-time integration-related capital spending to merge the operations of the two businesses. These investments will be funded primarily from internal cash generation, the liquidation of cash equivalents, and the use of short-term lines of credit.


A summary of contractual obligations and commercial commitments, excluding interest charge on debt, as of April 30, 2007 is as follows:

Dollars in millions                                                  Payments Due by Period
---------------------------------------------------------------------------------------------------------------
                                                                 Within        2-3         4-5       After 5
Contractual Obligations                            Total         Year 1       Years       Years       Years
---------------------------------------------------------------------------------------------------------------
Total Debt                                        $1,000.2       $22.5        $114.7      $525.5     $337.5

Non-Cancelable Leases                                295.8        38.8          71.4        60.5      125.1

Minimum Royalty Obligations                          121.2        27.8          46.8        30.7       15.9

Other Commitments                                     28.2        28.2             -           -          -

                                               ----------------------------------------------------------------
Total                                             $1,445.4      $117.3        $232.9      $616.7     $478.5
                                               ----------------------------------------------------------------

Included in other commitments above is approximately $23.0 million to be paid into the Blackwell pension plan in accordance with the terms of the acquisition agreement.


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

Interest Rates:
The Company had $1.0 billion of variable rate loans outstanding at April 30, 2007, which approximated fair value. On February 16, 2007, the Company entered into an interest rate swap agreement, designated as a cash flow hedge as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The hedge will fix a portion of the variable interest due on a portion of the new Term Loan. Under the terms of the interest rate swap, the Company will pay a fixed rate of 5.076% and will receive a variable rate of interest based on three month LIBOR (as defined) from the counter party which will be reset every three months for a four-year period ending February 8, 2011.

The notional amount of the rate swap is initially $660 million which will decline through February 8, 2011, based on the expected amortization of the Term Loan. It is management's intention that the notional amount of the interest rate swap be less than the Term Loan outstanding during the life of the derivative. Through the period ending April 30, 2007 the Company recognized a gain in the hedge contract of approximately $0.4 million which is reflected in interest expense. At April 30, 2007, the aggregate fair value of the interest rate swap is a net loss of $2.5 million as reflected in Other Long Term Liabilities in the Consolidated Statements of Financial Position. A hypothetical 1% change in interest rates for the $340 million of unhedged variable rate debt would affect net income and cash flow by approximately $2.2 million.

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

Credit Risk:
The Company's business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 7% of total consolidated revenue, the top 10 book customers account for approximately 22% of total consolidated revenue and approximately 42% of total gross trade accounts receivable at April 30, 2007.

In the journal publishing business, subscriptions are primarily sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agents and is remitted to the journal publisher, including the Company, generally prior to the commencement of the subscriptions. Although at fiscal year-end the Company had minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 19% of total consolidated revenue and no one agent accounts for more than 8% of total consolidated revenue. Insurance for these accounts is not commercially feasible and/or available.


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

Allowance for Doubtful Accounts: The estimated allowance for doubtful accounts is based on a review of the aging of the accounts receivable balances, the historical write-off experience, and a credit evaluation of the customer. A change in the evaluation of a customer's credit could affect the estimated allowance. The allowance for doubtful accounts is shown as a reduction of accounts receivable in the accompanying consolidated balance sheets and amounted to $11.2 million and $6.6 million at April 30, 2007 and 2006, respectively.

Sales Return Reserve: The estimated allowance for sales returns is based on a review of the historical return patterns associated with the various sales outlets, as well as current market trends in the businesses in which we operate. Sales return reserves, net of estimated inventory and royalty costs, are reported as a reduction of accounts receivable in the Consolidated Statement of Financial Position and amounted to $56.1 million and $55.8 million at April 30, 2007 and 2006, respectively. A one percent change in the estimated sales return rate could affect net income by approximately $3.8 million. A change in the pattern or trends in returns could affect the estimated allowance.

Reserve for Inventory Obsolescence: Inventories are carried at cost or market, whichever is lower. A reserve for inventory obsolescence is estimated based on a review of damaged, obsolete, or otherwise unsaleable inventory. The review encompasses historical unit sales trends by title; current market conditions, including estimates of customer demand; and publication revision cycles. A change in sales trends could affect the estimated reserve. The inventory obsolescence reserve is reported as a reduction of the inventory balance in the Consolidated Statement of Financial Position and amounted to $32.2 million and $30.7 million as of April 30, 2007 and 2006, respectively.

Allocation of  Acquisition  Purchase  Price to Assets  Acquired and  Liabilities
Assumed: In connection with acquisitions, the Company allocates the cost of the acquisition to the assets acquired and the liabilities assumed based on estimates of the fair value of such items including goodwill and other intangible assets. Such estimates include expected cash flows to be generated by those assets and the expected useful lives based on historical experience, current market trends, and synergies to be achieved from the acquisition and expected tax basis of assets acquired. For significant acquisitions, the Company uses independent appraisers to confirm the reasonableness of such estimates.

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

Recent Accounting Standards: In July 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109 "Accounting for Income Taxes". FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective for the Company as of May 1, 2007. The Company is currently assessing the impact, if any, of FIN 48 on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires balance sheet recognition of the funded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of accumulated other comprehensive income (loss) within stockholders' equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date and the date at which plan assets and the benefit obligation are measured are required to be the company's fiscal year end, which is the date currently used by the Company. The Company adopted SFAS 158 as of April 30, 2007. The adoption of SFAS 158 resulted in a decrease to Shareholders' Equity and an increase to the accrued pension liability and other long-term liabilities of approximately $14.1 million before tax. The adoption of SFAS 158 did not have an impact on the Company's results of operations and cash flows, or any of the Company's financial agreements or covenants.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year
Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 was effective as of April 30, 2007. The adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to irrevocably elect to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis with the resulting changes in fair value recorded in earnings.

The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by using different measurement attributes for financial assets and liabilities.The Company is currently evaluating the impact of SFAS 159 to determine the effect, if any, it will have on the consolidated financial position and results of operations. The Company is required to adopt SFAS 159 as of May 1, 2008.

There have been no other new accounting pronouncements issued during fiscal year 2007 that have had, or are expected to have an impact on the Company's consolidated financial statements.




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


Results by Quarter (Unaudited)

Dollars in millions, except per share data

                                               2007                         2006
--------------------------------------------------------------------------------------------
Revenue
   First Quarter                $     263.4                   $     236.7
   Second Quarter                     284.5                         262.7
   Third Quarter                      296.8                         278.2
   Fourth Quarter (a)                 390.2                         266.6
--------------------------------------------------------------------------------------------
   Fiscal Year                  $   1,234.9                   $   1,044.2
--------------------------------------------------------------------------------------------
Operating Income (b)
   First Quarter                $      35.0                   $      32.2
   Second Quarter                      42.0                          43.5
   Third Quarter                       50.7                          54.1
   Fourth Quarter (a)                  33.6                          22.9
--------------------------------------------------------------------------------------------
   Fiscal Year                  $     161.3                   $     152.7
--------------------------------------------------------------------------------------------
Net Income (a-e)
   First Quarter (c)            $      21.9                   $      27.9
   Second Quarter (d)                  29.9                          27.0
   Third Quarter (e)                   33.4                          40.9
   Fourth Quarter (a)                  14.4                          14.5
--------------------------------------------------------------------------------------------
   Fiscal Year                  $      99.6                   $     110.3
--------------------------------------------------------------------------------------------
Income Per Share (a-e)               Diluted          Basic        Diluted          Basic
   First Quarter (c)            $      0.38     $     0.39    $      0.46    $      0.47
   Second Quarter (d)                  0.52           0.53           0.45           0.46
   Third Quarter (e)                   0.57           0.59           0.69           0.71
   Fourth Quarter (a)                  0.25           0.25           0.25           0.25
--------------------------------------------------------------------------------------------
   Fiscal Year                         1.71           1.75           1.85           1.90
--------------------------------------------------------------------------------------------

(a) Effective February 2, 2007, the Company finalized the acquisition of Blackwell Publishing (Holdings) Ltd. ("Blackwell"). See Note 17 to the Consolidated Financial Statements for details on the operating results of Blackwell during fiscal year 2007.

(b) Effective May 1, 2006, the Company adopted SFAS 123R which requires that companies recognize share-based compensation to employees in the Statement of Income based on the fair value of the share-based awards. The adoption of SFAS 123R resulted in the recognition of an incremental share-based compensation expense of $11.3 million ($7.0 million after taxes) or $0.12 per diluted share for the full year ended April 30, 2007, or on a quarterly basis, approximately $3 million ($2 million after tax) or $0.03 per diluted share.

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

(d) In the second quarter of fiscal year 2007, the Company recognized a net tax benefit of $4.2 million, or $0.07 per diluted share. This benefit coincided with the resolution and settlement of certain tax matters with authorities in the U.S. and abroad.

(e) In the third quarter of fiscal year 2007, the Company recognized a net tax benefit of $1.3 million, or $0.02 per diluted share. In the third quarter of fiscal year 2006, the Company recognized a net tax benefit of $6.8 million, or $0.11 per diluted share. These benefits coincide with the resolution and settlements of certain tax matters with authorities in the U.S. and abroad.


Quarterly Share Prices, Dividends, and Related Stockholder Matters

The  Company's  Class A and  Class B shares  are  listed  on the New York  Stock
Exchange under the symbols JWa and JWb, respectively. Dividends per share and the market price range by fiscal quarter for the past two fiscal years were as follows:

                                 Class A Common Stock                    Class B Common Stock
                          --------------------------------------------------------------------------------
                                               Market Price                            Market Price
                                         ------------------------               --------------------------
                            Dividends        High         Low       Dividends       High         Low
----------------------------------------------------------------------------------------------------------
2007
First Quarter                     $ 0.10     $ 36.39     $ 32.62         $ 0.10       $36.44   $ 32.61
Second Quarter                      0.10       36.15       31.86           0.10        36.01     31.76
Third Quarter                       0.10       41.00       35.12           0.10        40.78     35.14
Fourth Quarter                      0.10       39.24       36.75           0.10        39.05     36.95
----------------------------------------------------------------------------------------------------------
2006
First Quarter                     $0.090      $43.30      $35.65         $0.090       $43.09    $35.85
Second Quarter                     0.090       45.23       36.69          0.090        45.10     37.50
Third Quarter                      0.090       41.33       37.50          0.090        41.01     37.82
Fourth Quarter                     0.090       39.63       35.83          0.090        39.25     36.01

As of April 30, 2007, the approximate number of holders of the Company's Class A and Class B Common Stock were 1,213 and 121 respectively, based on the holders of record and other information available to the Company.

The Company did not repurchase any common stock during the fourth quarter of fiscal year 2007.

The Company's credit agreement contains certain restrictive covenants related to the payment of dividends and share repurchases. Under the most restrictive covenant, approximately $111 million was available for such restricted payments. Subject to the foregoing, the Board of Directors considers quarterly the payment of cash dividends based upon its review of earnings, the financial position of the Company, and other relevant factors.


                             Selected Financial Data

                                                For the Years Ended April 30,
------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands
(except per share data)              2007 (a)              2006              2005               2004               2003
------------------------------------------------------------------------------------------------------------------------------
Revenue                        $1,234,936            $1,044,185          $974,048           $922,962           $853,971
Operating Income                  161,279               152,679           141,381            129,379            120,261 (a)
Net Income (c)                     99,619               110,328            83,841             88,840             87,275 (b)
Working Capital (d)              (193,446)              (35,801)           (2,393)            17,641            (60,814)
Total Assets                    2,531,115             1,026,009         1,032,569            998,946            972,240
Long-Term Debt                    977,721               160,496           196,214            200,000            200,000
Shareholders' Equity              529,508               401,840           396,574            415,064            344,004
-------------------------------------------------------------------------------------------------------------------------------


Per Share Data
Income Per Share (c)
     Diluted                        $1.71                 $1.85             $1.35              $1.41              $1.38 (b)

     Basic                          $1.75                 $1.90             $1.38              $1.44              $1.42 (b)


Cash Dividends
     Class A Common                  $.40                 $ .36             $ .30              $ .26              $ .20

     Class B Common                  $.40                 $ .36             $ .30              $ .26              $ .20

(a) Effective February 2, 2007, the Company finalized the acquisition of Blackwell. See Note 17 to the Consolidated Financial Statements for details on the operating results of Blackwell during fiscal year 2007.

(b) In the fourth quarter of fiscal year 2002 Wiley finalized its commitment to relocate the Company's headquarters to Hoboken, N.J. The relocation was completed in the first quarter of fiscal year 2003. The amounts reported above include an unusual charge associated with the relocation of approximately $2.5 million, or $1.5 million after tax equal to $0.02 per diluted share in fiscal year 2003.

(c)  Tax benefits included in fiscal year results are as follows:

          - Fiscal year 2007 includes a $5.5 million tax benefit, or $0.09 per diluted share. This benefit coincides with the resolution and settlements of certain tax matters with authorities in the U.S. and abroad.

          - In the third quarter of fiscal year 2006, the Company recognized a net tax benefit of $6.8 million, or $0.11 per diluted share, related to the favorable resolution of certain matters with tax authorities.

          - In the fourth quarter of fiscal year 2005, the Company elected to repatriate approximately $94 million of dividends from its European subsidiaries under the American Jobs Creation Act of 2004, which became law in October 2004. The law provided for a favorable one-time tax rate on dividends from foreign subsidiaries. The tax accrued on the dividend in the fourth quarter of fiscal year 2005 was approximately $7.5 million, or $0.12 per diluted share. Pursuant to guidance issued by the Internal Revenue Service in May 2005, the Company recorded a tax benefit in the first quarter of fiscal year 2006 reversing the accrued tax recorded in the previous year. Neither the first quarter fiscal year 2006 tax benefit nor the corresponding fourth quarter fiscal year 2005 tax accrual had a cash impact on the Company.

          - In fiscal year 2004, the Company recognized a net tax benefit of $3.0 million, or $0.05 per diluted share, related to the favorable resolution of certain state and federal tax matters, and an adjustment to accrued foreign taxes.

          - Fiscal year 2003 includes a one-time tax benefit of $12.0 million, or $0.19 per diluted share, relating to an increase in the tax-deductible net asset basis of a European subsidiary's assets.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). Based on our evaluation under the framework in Internal Control - Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of April 30, 2007.

We acquired Blackwell Publishing (Holdings) Ltd. ("Blackwell") on February 2, 2007 and we excluded from our SOX 404 assessment of the effectiveness of our internal control over financial reporting as of April 30, 2007, Blackwell's internal control over financial reporting associated with total assets of $1,485.0 million and total revenue of $105.8 million included in our consolidated financial statements as of and for the fiscal year ended April 30, 2007.

Our management's assessment of the effectiveness of our internal control over financial reporting as of April 30, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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



/s/  William J. Pesce
--------------------------------------------------------
     William J. Pesce
     President and Chief Executive Officer


/s/  Ellis E. Cousens
--------------------------------------------------------
     Ellis E. Cousens
     Executive Vice President and
     Chief Financial and Operations Officer


/s/  Edward J. Melando
--------------------------------------------------------
     Edward J. Melando
     Vice President, Controller and
     Chief Accounting Officer

June 28, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To The Board of Directors and Shareholders of John Wiley & Sons, Inc.:

We have audited the accompanying consolidated statements of financial position of John Wiley & Sons, Inc. (the "Company") and subsidiaries as of April 30, 2007 and 2006, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule (as listed in the index to Item 8). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of John Wiley & Sons, Inc. and subsidiaries as of April 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 of the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," as of May 1, 2006.

As discussed in Note 14 of the consolidated financial statements, the Company adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" on April 30, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of April 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June xx, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.




/s/  KPMG LLP
New York, New York

June 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
John Wiley & Sons, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting that John Wiley and Sons, Inc. (the "Company") and subsidiaries maintained effective internal control over financial reporting as of April 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of April 30, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by COSO.

The Company acquired Blackwell Publishing (Holdings) Ltd. ("Blackwell") effective February 2, 2007 and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of April 30, 2007 Blackwell's internal control over financial reporting associated with total assets of $1,485.0 million and total revenues of $105.8 million included in the consolidated financial statements of the Company as of and for the fiscal year ended April 30, 2007. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal controls over financial reporting of Blackwell.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of the Company as of April 30, 2007 and 2006, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2007, and our report dated June xx, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
New York, New York

June 28, 2007



                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                                                                                                April 30
John Wiley & Sons, Inc., and Subsidiaries                                                         ---------------------------------
Dollars in thousands                                                                                    2007                2006
====================================================================================================================================
Assets
Current Assets
              Cash and cash equivalents                                                     $           55,750   $          60,757
              Accounts receivable                                                                      201,407             158,275
              Inventories                                                                              112,863              88,578
              Deferred income tax benefits                                                              16,734               5,536
              Prepaid and other                                                                         18,683              13,162
                                                                                                   ---------------------------------
              Total Current Assets                                                                     405,437             326,308
                                                                                                   ---------------------------------

Product Development Assets                                                                              79,830              65,641
Property, Equipment and Technology                                                                     126,712             102,123
Intangible Assets                                                                                    1,166,289             302,384
Goodwill                                                                                               704,143             198,416
Deferred Income Tax Benefits                                                                            16,568               3,809
Other Assets                                                                                            32,136              27,328
                                                                                                   ---------------------------------
Total Assets                                                                                $        2,531,115   $       1,026,009
                                                                                                   =================================

Liabilities and Shareholders' Equity
Current Liabilities
              Accounts and royalties payable                                                $          125,824   $          97,231
              Deferred revenue                                                                         305,405             143,923
              Accrued income taxes                                                                       9,353              24,226
              Accrued pension liability                                                                  2,139               6,074
              Other accrued liabilities                                                                133,662              90,655
              Current portion of long-term debt                                                         22,500                   -
                                                                                                   ---------------------------------
              Total Current Liabilities                                                                598,883             362,109
                                                                                                   ---------------------------------
Long-Term Debt                                                                                         977,721             160,496
Accrued Pension Liability                                                                              112,271              56,068
Other Long-Term Liabilities                                                                             41,174              35,627
Deferred Income Taxes                                                                                  271,558               9,869
Shareholders' Equity
              Preferred Stock, $1 par value: Authorized - 2 million, Issued - zero                           -                   -
              Class A Common Stock, $1 par value: Authorized - 180 million,
                   Issued - 69,387,799 and 69,034,423                                                   69,388              69,035
              Class B Common Stock, $1 par value:  Authorized - 72 million,
                   Issued - 13,802,463 and 14,155,839                                                   13,803              14,156
              Additional paid-in capital                                                               100,013              69,587
              Retained earnings                                                                        673,254             596,474
              Accumulated other comprehensive gain (loss):
                   Foreign currency translation adjustment                                              57,224              25,740
                   Minimum pension liability adjustment                                                      -             (18,071)
                   Unamortized pension and retiree medical, net of tax                                 (30,465)                  -
                   Unrealized gain (loss) on interest rate swap                                         (1,802)                  -
                   Unearned deferred compensation                                                            -              (3,512)
                                                                                                   ---------------------------------
                                                                                                       881,415             753,409
Less Treasury Shares At Cost (Class A - 21,735,471 and 22,142,176;
              Class B - 3,902,576 and 3,902,576)                                                      (351,907)           (351,569)
                                                                                                   ---------------------------------
Total Shareholders' Equity                                                                             529,508             401,840
                                                                                                   ---------------------------------
Total Liabilities and Shareholders' Equity                                                  $        2,531,115   $       1,026,009
                                                                                                   =================================

The accompanying notes are an integral part of the consolidated financial statements.


                        CONSOLIDATED STATEMENTS OF INCOME



                                                                           For the years ended April 30
John Wiley & Sons, Inc., and Subsidiaries                  --------------------------------------------------------------
Dollars in thousands, except per share data                        2007                 2006                 2005
=========================================================================================================================
Revenue                                                        $1,234,936           $1,044,185             $974,048

Costs and Expenses
      Cost of sales                                               420,952              342,314              325,061
      Operating and administrative expenses                       632,029              535,694              496,726
      Amortization of intangibles                                  20,676               13,498               10,880
                                                           --------------------------------------------------------------
      Total Costs and Expenses                                  1,073,657              891,506              832,667
                                                           --------------------------------------------------------------

Operating Income                                                  161,279              152,679              141,381

      Interest income and other, net                                4,411                1,125                1,505
      Interest expense                                            (26,188)              (9,960)              (7,223)
                                                           -------------------------------------------------------------
Net Interest Expense and Other                                    (21,777)              (8,835)              (5,718)
                                                           -------------------------------------------------------------

Income Before Taxes                                               139,502              143,844              135,663
Provision for Income Taxes                                         39,883               33,516               51,822
                                                           -------------------------------------------------------------

Net Income                                                        $99,619             $110,328              $83,841
                                                           =============================================================

Income Per Share
      Diluted                                                       $1.71                $1.85                $1.35
      Basic                                                         $1.75                $1.90                $1.38

Cash Dividends Per Share
      Class A Common                                                $0.40                $0.36                $0.30
      Class B Common                                                $0.40                $0.36                $0.30

Average Shares
      Diluted                                                      58,287               59,792               62,093
      Basic                                                        56,932               58,071               60,721

The accompanying notes are an integral part of the consolidated financial statements.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                              For the years ended April 30
John Wiley & Sons, Inc., and Subsidiaries                                          -------------------------------------------------
Dollars in thousands                                                                      2007             2006             2005
====================================================================================================================================
Operating Activities
--------------------
Net Income                                                                      $         99,619   $      110,328   $       83,841
Noncash Items
        Amortization of intangibles                                                       20,676           13,498           10,880
        Amortization of composition costs                                                 38,722           36,473           36,026
        Depreciation of property, equipment and technology                                28,926           32,031           31,447
        Stock-based compensation (net of tax)                                             12,559            4,854            3,632
        Excess tax benefits from stock-based compensation                                 (4,455)               -                -
        Reserves for returns, doubtful accounts, and obsolescence                          6,931           12,961            1,250
        Deferred income taxes                                                              3,604            5,009           17,283
        Pension expense, net of contributions                                              8,297            8,429           (3,914)
        Earned Royalty Advances and Other                                                 40,736           21,987           21,461
Changes in Operating Assets and Liabilities
      Increase/(Decrease), excluding acquisitions
        Accounts receivable                                                                1,167          (20,519)          (3,072)
        Net taxes payable                                                                 (6,424)          (5,830)          21,362
        Inventories                                                                       (4,060)         (12,111)           3,994
        Deferred revenue                                                                 (15,872)             390           14,044
        Other accrued liabilities                                                         11,543            9,834            5,436
        Accounts and royalties payable                                                   (22,465)          26,443              883
        Other                                                                              1,090           (1,135)          (1,067)
                                                                                   -------------------------------------------------
            Cash Provided by Operating Activities                                        220,594          242,642          243,486
                                                                                   -------------------------------------------------
Investing Activities
--------------------
        Additions to product development assets                                          (76,225)         (70,921)         (64,407)
        Additions to property, equipment and technology                                  (31,445)         (21,355)         (26,826)
        Blackwell acquisition, net of cash acquired                                     (953,197)               -                -
        Acquisition of other publishing businesses, assets and rights                    (19,712)         (31,354)         (22,527)
        Purchase of marketable securities                                                      -                -          (15,203)
        Sale of marketable securities                                                     42,334           10,000            5,203
                                                                                   -------------------------------------------------
            Cash Used for Investing Activities                                        (1,038,245)        (113,630)        (123,760)
                                                                                   -------------------------------------------------
Financing Activities
--------------------
        Repayment of long-term debt                                                     (620,678)        (336,298)         (50,000)
        Borrowings of long-term debt                                                   1,458,400          303,754           45,992
        Purchase of treasury stock                                                        (7,278)        (108,867)         (94,786)
        Debt financing costs                                                              (8,315)               -                -
        Cash dividends                                                                   (22,839)         (21,103)         (18,125)
        Proceeds from exercise of stock options and other                                  6,462            5,173            3,444
        Excess tax benefits from stock-based compensation                                  4,455                -                -
                                                                                   -------------------------------------------------
            Cash Provided by (Used for) Financing Activities                             810,207         (157,341)        (113,475)
                                                                                   -------------------------------------------------
        Effects of Exchange Rate Changes on Cash                                           2,437             (315)           1,123
                                                                                   -------------------------------------------------
Cash and Cash Equivalents
        Increase (decrease) for year                                                      (5,007)         (28,644)           7,374
        Balance at beginning of year                                                      60,757           89,401           82,027
                                                                                   -------------------------------------------------
        Balance at end of year                                                  $         55,750   $       60,757   $       89,401
                                                                                   =================================================
Cash Paid During the Year for
        Interest                                                                $         12,294   $        8,001   $        5,611
        Income taxes, net                                                       $         40,422   $       33,829   $       12,094
====================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME


                                                                                                               Accumulated
                                                                                                     Unearned   Other Comp-    Total
                                                 Common     Common   Additional                      Deferred    rehensive    Share-
John Wiley & Sons, Inc., and Subsidiaries        Stock      Stock     Paid-in   Retained   Treasury  Comp-       Income     holder's
Dollars in thousands                             Class A    Class B   Capital   Earnings    Stock    ensation     (Loss)      Equity
====================================================================================================================================
Balance at May 1, 2004                           $ 68,465 $ 14,725  $ 45,887  $ 441,533  $ (155,609)  $(2,134)  $ 2,197   $ 415,064

Shares Issued Under Employee Benefit Plans                             5,753                  1,353                           7,106
Purchase of Treasury Shares                                                                 (94,786)                        (94,786)
Exercise of Stock Options, including taxes                             3,838                    790                           4,628
Class A Common Stock Dividends Declared                                         (14,938)                                    (14,938)
Class B Common Stock Dividends Declared                                          (3,187)                                     (3,187)
Other                                                 519     (518)                                      (940)                 (939)
Comprehensive Income:
     Net income                                                                  83,841                                      83,841
     Foreign currency translation adjustments                                                                    10,408      10,408
     Minimum liability pension adjustments,
          net of a $5,770 tax benefit                                                                           (10,623)    (10,623)
                                                                                                                        ------------
Total Comprehensive Income                                                                                                   83,626

                                                 -----------------------------------------------------------------------------------
Balance at May 1, 2005                           $ 68,984 $ 14,207  $ 55,478  $ 507,249  $ (248,252)  $(3,074)  $ 1,982   $ 396,574

Shares Issued Under Employee Benefit Plans                             6,795                  2,348                           9,143
Purchase of Treasury Shares                                                                (108,867)                       (108,867)
Exercise of Stock Options, including taxes                             7,314                  3,202                          10,516
Class A Common Stock Dividends Declared                                         (17,252)                                    (17,252)
Class B Common Stock Dividends Declared                                          (3,851)                                     (3,851)
Other                                                  51      (51)                                      (438)                 (438)
Comprehensive Income:
     Net income                                                                 110,328                                     110,328
     Foreign currency translation adjustments                                                                    (2,791)     (2,791)
     Minimum liability pension adjustments,
          net of a $5,547 tax charge                                                                              8,478       8,478
                                                                                                                        ------------
Total Comprehensive Income                                                                                                  116,015

                                                 -----------------------------------------------------------------------------------
Balance at May 1, 2006                           $ 69,035 $ 14,156  $ 69,587  $ 596,474  $ (351,569)  $(3,512)  $ 7,669   $ 401,840

Shares Issued Under Employee Benefit Plans                             8,149                  2,976                          11,125
Purchase of Treasury Shares                                                                  (7,278)                         (7,278)
Exercise of Stock Options, including taxes                             5,663                  3,964                           9,627
Stock-based compensation expense                                      20,126                                                 20,126
Class A Common Stock Dividends Declared                                         (18,806)                                    (18,806)
Class B Common Stock Dividends Declared                                          (4,033)                                     (4,033)
Other                                                 353     (353)   (3,512)                           3,512                     -
Adoption of FASB Statement No. 158, net of a
     $6,025 tax benefit                                                                                          (8,078)     (8,078)
Comprehensive Income:
     Net income                                                                  99,619                                      99,619
     Foreign currency translation adjustments                                                                    31,484      31,484
     Minimum liability pension adjustment, net of
          a $3,217 tax benefit                                                                                   (4,316)     (4,316)
     Unrealized loss on interest rate swap,
          net of a $1,086 tax benefit                                                                            (1,802)     (1,802)
                                                                                                                        ------------
Total Comprehensive Income                                                                                                  124,985

                                                 -----------------------------------------------------------------------------------
Balance at April 30, 2007                        $ 69,388 $ 13,803 $ 100,013  $ 673,254  $ (351,907)  $     -  $ 24,957   $ 529,508
                                                 ===================================================================================

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

Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of three months or less and are stated at cost plus accrued interest, which approximates market value.

Allowance for Doubtful Accounts: The estimated allowance for doubtful accounts is based on a review of the aging of the accounts receivable balances, the historical write-off experience, and a credit evaluation of a customer. A change in the evaluation of a customer's credit could affect the estimated allowance. The allowance for doubtful accounts is shown as a reduction of accounts receivable in the accompanying consolidated balance sheets and amounted to $11.2 million and $6.6 million at April 30, 2007 and 2006, respectively.

Sales Return Reserves: The process which the Company uses to determine its sales returns and the related reserve provision charged against revenue is based on applying an estimated return rate to current year sales. This rate is based upon an analysis of actual historical return experience in the various markets and geographic regions in which the Company does business. The Company collects, maintains and analyzes significant amounts of sales returns data for large volumes of homogeneous transactions. This allows the Company to make reasonable estimates of the amount of future returns. All available data is utilized to identify the returns by market and as to which fiscal year the sales returns apply. This enables management to track the returns in detail and identify and react to trends occurring in the marketplace, with the objective of being able to make the most informed judgments possible in setting reserve rates. Sales return reserves, net of estimated inventory and royalty costs, are reported as a reduction of accounts receivable in the Consolidated Statement of Financial Position and amounted to $56.1 million and $55.8 million at April 30, 2007 and 2006, respectively.

Reserve for Inventory Obsolescence: Inventories are carried at cost or market, whichever is lower. A reserve for inventory obsolescence is estimated based on a review of damaged, obsolete, or otherwise unsaleable inventory. The review encompasses historical unit sales trends by title; current market conditions, including estimates of customer demand; and publication revision cycles. The inventory obsolescence reserve is reported as a reduction of the inventory balance in the Consolidated Statement of Financial Position and amounted to $32.2 million and $30.7 million as of April 30, 2007 and 2006, respectively.

Allocation of  Acquisition  Purchase  Price to Assets  Acquired and  Liabilities
Assumed: In connection with acquisitions, the Company allocates the cost of the acquisition to the assets acquired and the liabilities assumed based on estimates of the fair value of such items, including goodwill and other intangible assets. Such estimates include discounted estimated cash flows to be generated by those assets and the expected useful lives based on historical experience, current market trends, and synergies to be achieved from the acquisition and expected tax basis of assets acquired. For major acquisitions, the Company may use an independent appraiser to confirm the reasonableness of such estimates.

Inventories: Inventories are stated at cost or market, whichever is lower. U.S. book inventories aggregating $73.9 million and $67.0 million at April 30, 2007 and 2006, respectively, are valued using the last-in, first-out (LIFO) method. All other inventories are valued using the first-in, first-out (FIFO) method.

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

Advertising Expense: Advertising costs are expensed as incurred. The Company incurred $39.8 million, $36.9 million and $35.7 million in advertising costs in fiscal years 2007, 2006 and 2005, respectively.

Property, Equipment and Technology: Property, equipment and technology is recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred.

Costs incurred for computer software developed or obtained for internal use are capitalized during the application development stage and expensed as incurred during the preliminary project and post-implementation stages. Costs incurred during the application development stage include costs of materials and services, and payroll and payroll-related costs for employees who are directly associated with the software project. Such costs are amortized over the expected useful life of the related software generally 3 to 5 years. Maintenance, training, and upgrade costs that do not result in additional functionality are expensed as incurred.

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

Goodwill and Other Intangible Assets: Goodwill is the excess of the purchase price paid over the fair value of the net assets of the business acquired. Other intangible assets principally consist of brands, trademarks, acquired publication rights, customer relationships and non-compete agreements. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed at least annually for impairment, or more often if events or circumstances occur that would more likely than not reduce the fair market value of a reporting unit below its' carrying amount. The Company evaluates the recoverability of indefinite-lived intangible assets by comparing the fair value of the intangible asset to the carrying value. For goodwill impairment, the Company uses a two-step impairment test approach at the reporting unit level. In the first step the fair value for the reporting unit is compared to its book value including goodwill. In the case that the fair value of the reporting unit is less than the book value, a second step is performed which compares the implied fair value of the reporting unit's goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting units and the net fair values of the identifiable assets and liabilities of such reporting units. If the fair value of the goodwill is less than the book value, the difference is recognized as impairment.

Finite-lived intangible assets are amortized over their useful lives and management evaluates the estimated life in accordance with SFAS 142. The most significant factors in determining the life of these intangibles is the history and longevity of the brands, trademarks or titles acquired, combined with the strength of cash flows. Acquired publishing rights that have an indefinite life are typically characterized by intellectual property with a long and well-established revenue stream resulting from strong and well-established imprint/brand recognition in the market.

Acquired publication rights, trademarks, customer relationships and brands with finite lives are amortized on a straight-line basis over periods ranging from 5 to 40 years. Non-compete agreements are amortized over the terms of the individual agreement.

Impairment of Long-Lived Assets: Depreciable and amortizable assets are only evaluated for impairment upon a significant change in the operating or macroeconomic environment. In these circumstances, if an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value based on discounted future cash flows.

Derivative Financial Instruments: The Company, from time to time, enters into forward exchange and interest rate swap contracts as a hedge against foreign currency asset and liability commitments, and anticipated transaction exposures, including intercompany purchases. The Company accounts for its derivative instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Accordingly, all derivatives are recognized as assets or liabilities and measured at fair value. Derivatives that are not determined to be effective hedges are adjusted to fair value with a corresponding effect on earnings. The Company does not use financial instruments for trading or speculative purposes.

Foreign Currency Gains/Losses: The Company translates the results of operations of its international subsidiaries using average exchange rates during each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. Currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in shareholders' equity. Included in operating and administrative expenses were net foreign exchange transaction losses/(gains) of approximately $0.2 million, $0.2 million, and $(1.8) million in fiscal years 2007, 2006, and 2005, respectively.

Shared-Based Compensation: In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that companies recognize share-based compensation to employees in the Statement of Income based on the fair value of the share-based awards. The Company adopted SFAS 123R on May 1, 2006, the beginning of the Company's 2007 fiscal year.

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

The adoption of SFAS 123R resulted in the recognition of an incremental share-based compensation expense of $11.3 million ($7.0 million after taxes) for the twelve months ended April 30, 2007, which is reflected in operating and administrative expenses. For the prior year periods, this portion of stock-based compensation was reflected in the Company's disclosures, but was not recognized in the consolidated income statements. For comparative purposes, the following adjusted net income and earnings per share for the twelve months ended April 30, 2007, 2006 and 2005 reflect the amounts which would have been reported in the income statement if the provisions of SFAS 123R were in effect at that time.


(In thousands, except per share amounts)                  -----------------------------------     -------------
                                                                2007                2006              2005
                                                          ----------------    ---------------     -------------
Net Income, as Reported                                        $99,619            $110,328           $83,841

Add: Stock-Based Compensation Expense
      Included in Reported Net Income, Net of Taxes             12,559               4,854             3,632

Deduct: Total Stock-Based Compensation Expense
            Determined Under Fair-Value Based
            Method for all Awards, Net of Taxes (1)            (12,559)            (10,942)           (8,991)
                                                          ----------------    ---------------     -------------
Adjusted Net Income                                            $99,619            $104,240           $78,482
                                                          ================    ===============     =============

Reported Earnings Per Share:

Diluted                                                         $1.71               $1.85             $1.35

Basic                                                           $1.75               $1.90             $1.38

Adjusted Earnings Per Share:

Diluted                                                         $1.71               $1.74             $1.26

Basic                                                           $1.75               $1.80             $1.29

(1) Total stock-based compensation expense for all awards presented in the table above is net of taxes of $7.6 million, $6.6 million and $5.4 million for the years ended April 30, 2007, 2006 and 2005, respectively.

Pursuant to the provisions of SFAS 123R effective May 1, 2006, the Company records share-based compensation as a charge to earnings reduced by the estimated cost of anticipated forfeited awards. As such, share-based compensation expense is only recognized for those awards that are expected to ultimately vest. Stock-based compensation expense associated with performance restricted share awards is recognized based on management's best estimates of the achievement of the performance goals specified in such awards and the estimated number of shares that will be earned. The cumulative effect on current and prior periods of a change in the estimated number of performance share awards, or estimated forfeiture rate is recognized as an adjustment to earnings in the period of the revision.

Concurrent with the adoption of SFAS 123R the Company accelerated the recognition of compensation expense related to post-adoption awards granted to near-retirement and retirement-eligible employees to reflect accelerated vesting as provided in the Company's Key Employee Stock Plan. The impact of the change was not significant.

Recently Issued Accounting Pronouncements: In July 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109 "Accounting for Income Taxes". FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective for the Company as of May 1, 2007. The Company is currently assessing the impact, if any, of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for the Company as of May 1, 2008.The Company is currently assessing the impact, if any, of SFAS 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires balance sheet recognition of the funded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of accumulated other comprehensive income (loss) within shareholders' equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date and the date at which plan assets and the benefit obligation are measured are required to be the company's fiscal year end, which is the date currently used by the Company. The Company adopted SFAS 158 as of April 30, 2007. The adoption of SFAS 158 resulted in a decrease to Shareholders' Equity and an increase to the accrued pension liability and other long-term liabilities of approximately $14.1 million before tax. The adoption of SFAS 158 did not have an impact on the Company's results of operations and cash flows, or any of the Company's financial agreements or covenants.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year
Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 was effective as of April 30, 2007. The adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

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

There have been no other new accounting pronouncements issued during fiscal year 2007 that have had, or are expected to have a material impact on the Company's consolidated financial statements.

Note 3 - Income Per Share

A reconciliation of the shares used in the computation of net income per share for the years ended April 30 follows (in thousands):

                                           2007         2006          2005
--------------------------------------------------------------------------------

Weighted Average Shares
   Outstanding                           57,191       58,405        60,886

Less:  Unearned Deferred                   (259)        (334)         (165)
   Compensation Shares
--------------------------------------------------------------------------------

Shares Used for Basic Income             56,932       58,071        60,721
   Per Share

Dilutive Effect of Stock Option
   and Other Stock Awards                 1,355        1,721         1,372
--------------------------------------------------------------------------------

Shares Used for Diluted                  58,287       59,792        62,093
   Income Per Share
--------------------------------------------------------------------------------

For the years ended April 30, 2007, 2006, and 2005 options to purchase Class A Common Stock of 2,587,569, 1,007,000 and zero shares, respectively, have been excluded from the shares used for diluted income per share as their inclusion would have been antidilutive.

Note 4 - Acquisitions

Fiscal Year 2007:

Blackwell Acquisition:

Effective February 2, 2007 the Company finalized the previously announced acquisition of all of the outstanding shares of Blackwell Publishing (Holdings) Ltd. ("Blackwell"). Blackwell publishes journals and books for the academic, research and professional markets focused on science, technology, medicine and social sciences and humanities. Headquartered in Oxford, England, Blackwell also maintains publishing locations in the United States, Asia, Australia, Denmark and Germany. Approximately 50% of Blackwell's annual revenue is from the United States. The combination of Blackwell's publications with the Company's existing scientific, technical and medical business results in an extensive portfolio of approximately 1,250 journals. Blackwell has over 800 journal titles with approximately 63% being affiliated with a professional society. The purchase price included $1.1 billion ((pound)572 million) of cash plus liabilities assumed less cash acquired.

Blackwell's competition has consisted mostly of large STM publishers. Blackwell has maintained a strong market share based on its content, distribution abilities, successful society relationships and pricing.

The acquisition of Blackwell will enhance Wiley's global position as a provider of must-have content and services, expand and diversify its journal portfolio, increase both print and on-line advertising revenue, increase society relationships, accelerate growth globally and enhance the delivery of content on-line through Wiley InterScience. The infrastructure of the Wiley and Blackwell organizations will be combined based on opportunities to generate synergies and cost savings and best practices in the industry.

The Company accounted for the acquisition using the purchase method of accounting in accordance with the provisions of SFAS No. 141, "Business Combinations" ("SFAS 141"). The Company included the operations of Blackwell in its consolidated financial statements from February 2, 2007 through April 30, 2007.

The total purchase price was preliminarily allocated to Blackwell's tangible and identifiable intangible assets and liabilities based on their estimated fair values as of February 2, 2007 as set forth below (in thousands):


Current Assets                                 $    332,000
Product Development Assets                           21,000
Property, Equipment and Technology                   15,300
Intangible Assets                                   843,300
Goodwill                                            485,900
Other Noncurrent Assets                               7,500
                                        -------------------
       Total Assets Acquired                   $  1,705,000
                                        -------------------

Deferred Revenue                               $    172,300
Other Current Liabilities                           125,400
Noncurrent Deferred Taxes Liabilities               256,500
Other Noncurrent Liabilities                         29,800
                                        -------------------
       Total Liabilities Assumed               $    584,000
                                        -------------------
Net Assets Acquired                            $  1,121,000
                                       ====================

The purchase price allocation above includes approximately $3.5 million of accrued direct acquisition costs consisting of regulatory filing fees, legal and accounting fees and other external costs directly related to the acquisition. Included in current assets above is $188.9 million of cash acquired. The primary areas of purchase price allocation that are not yet finalized consist of Blackwell-related severance and exit costs. Adjustments to amounts recorded as of the close of the acquisition related to the finalization of Blackwell-related severance and exit costs will result in adjustments to goodwill or will be recorded in post-acquisition operating results, depending on the nature and timing of such adjustments.


Unaudited Pro Forma Financial Information
-----------------------------------------

The following unaudited pro forma statement of operations information gives effect to the Blackwell acquisition and related financing as if it had occurred at the beginning of each of the fiscal years presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and the $1.35 billion Credit Agreement had taken place at the beginning of each of the periods presented nor is it indicative of future financial performance. The pro forma financial information for each of the periods presented includes the recurring effect from the amortization of acquired intangible assets and the increase in interest expense associated with the Credit Agreement. Cost savings from future synergies are not reflected in the pro forma financial information.

The unaudited pro forma statement of operations for the year ended April 30, 2007 combines the historical results of Wiley for the year ended April 30, 2007, which includes post-acquisition Blackwell results for the period from February 2, 2007 to April 30, 2007, and the historical results of pre-acquisition Blackwell for the period from April 1, 2006 to December 31, 2006. The unaudited pro forma statement of operations for the year ended April 30, 2006 combines the historical results of Wiley for the year ended April 30, 2006 and, due to differences in our reporting periods, the historical results of Blackwell, for the twelve months ended March 31, 2006.

                                                       For the Years
                                                      Ended April 30,
In thousands, except per share data               2007                  2006
--------------------------------------------------------------------------------

Revenue                                    $ 1,558,887           $ 1,431,958
Net Income                                 $   108,301           $   116,777
Net Income Per Common Share - Basic        $      1.90            $     2.01
Net Income Per Common Share - Diluted      $      1.86            $     1.95


Goodwill and Acquisition Related Intangible Assets
--------------------------------------------------

All of the Blackwell goodwill acquired of $485.9 million was recorded within the Blackwell segment. None of the goodwill is expected to be deductible for tax purposes. The balances and weighted average amortization period assigned to each intangible asset class of acquisition related intangible assets as of February 2, 2007 were as follows:

                                  Weighted Average         Cost of Blackwell
                                 Amortization Period       Acquisition Related
In thousands                         (in years)            Intangible Assets
--------------------------------------------------------------------------------

Acquired Publication Rights             37                     $629,900
Trademarks and Trade Names          Indefinite                  143,400
Customer Relationships                  20                       70,000
--------------------------------------------------------------------------------
Total                                                          $843,300
--------------------------------------------------------------------------------

The total amortization expense for Blackwell acquisition related intangible assets was $5.5 million for the year ended April 30, 2007, and is included in the caption "Amortization of intangibles" on the Company's consolidated Statements of Income. Estimated future amortization expense related to acquisition for the next five years is $22.0 million per year.

Identifiable intangible assets - Acquired publication rights represent the rights to publish current and new editions of journal and book titles. Acquired journal publishing rights are segregated into owned, non-owned and joint owned titles. The right to publish a joint or non-owned journal is determined based upon individual negotiated contractual arrangements, typically with membership organizations referred to as "Societies" which specialize in the particular field or discipline. Owned journal publishing rights of approximately $487.8 million are expected to have an estimated useful life of 40 years. Joint and non-owned journal publishing rights are expected to have estimated useful lives of 40 and 30 years, respectively. Trademarks and trade names are expected to have an indefinite life due to the fact that the Blackwell name will be used by the Company on an ongoing basis, the name is important to the Company's business and it is long established and well recognized. Customer relationships are expected to have an estimated useful life of approximately 20 years. Book publishing rights are expected to have estimated useful lives of 10 to 15 years.

The fair value of intangible assets was based on a valuation conducted by a third party specialist on behalf of Wiley's management using income approach methodologies. The discount rates used to determine present value of net cashflows ranged from 9.5% to 15%. These discount rates were determined after consideration of Blackwell's estimated weighted average cost of capital and the estimated internal rate of return specific to the acquisition.

As part of the strategic acquisition plan, the Company plans to reorganize certain functions, cancel certain contractual obligations and close duplicate facilities. This will include termination and relocation of employees. Estimated costs associated with employee severance and relocation totaled $7.8 million. These costs were included as a component of net assets acquired. The costs
associated  with  the  closure  of  duplicate   facilities  have  not  yet  been
determined.


Other Fiscal Year 2007 Acquisitions:

Excluding the Blackwell acquisition, in fiscal year 2007 the Company acquired certain other businesses, assets and rights for $19.7 million, including acquisition costs plus liabilities assumed. Approximately $14.1 million of brands, trademarks and acquired publishing rights and $6.6 million of goodwill were recorded in the aggregate. The brands, trademarks and acquired publishing rights are being amortized over a weighted average period of approximately 11 years. The acquisitions consist primarily of the following:

On July 20, 2006, the Company acquired the assets of a publisher of two medical journals. The cost of acquisition was principally allocated to acquired publication rights and is being amortized over a 15-year period.

On October 18, 2006, the Company acquired an on-line provider of travel-related content, technology, and services. The acquisition cost was allocated to goodwill, branded trademarks and the net tangible assets acquired consisting primarily of computer software. The branded trademarks are being amortized over a 10-year period.

On January 24, 2007, the Company acquired the assets of a publisher of three advertising based journals. The cost of acquisition was primarily allocated to acquired publication rights and is being amortized over a 10-year period.

On March 20, 2007, the Company acquired the assets of a publisher of books and periodicals for faculty and administrators in higher education. The cost of the acquisition was mainly recorded as acquired publication rights and is being amortized over a 10-year period.


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


Fiscal Year 2005:

During fiscal year 2005, the Company acquired certain business assets and rights for $22.5 million, including related acquisitions costs plus liabilities assumed. The acquisitions consisted primarily of the following:

     - The publishing rights to the Journal of Microscopy and Analysis, a controlled circulation journal. The acquired publication rights are being amortized over a 15-year period.

     - The publishing rights to the reference portfolio of the Macmillan Nature Publishing Group. The acquired publication rights are being amortized over a 10-year period.

     - Whurr Publishers Limited, a leading publisher for the Nursing, Speech and Language Therapy and Audiology, Psychology and Special Education communities in the U.K. The acquired publication rights are being amortized over a 15-year period.

Note 5 - Marketable Securities

The Company accounts for these securities as available-for-sale in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." As part of the Blackwell acquisition on February 2, 2007, the Company acquired $42.3 million in marketable securities which were all sold by the Company during the fourth quarter of fiscal year 2007. In fiscal year 2005, the Company purchased $15.2 million of marketable securities and subsequently sold $5.2 million. The remaining $10.0 million were sold during fiscal year 2006. There were no securities outstanding as of April 30, 2007 and 2006.

Note 6 - Inventories

Inventories at April 30 were as follows (in thousands):

                                                   2007              2006
--------------------------------------------------------------------------------
Finished Goods                                  $99,958           $79,389
Work-in-Process                                   9,949             6,704
Paper, Cloth, and Other                           7,094             6,024
--------------------------------------------------------------------------------
                                                117,001            92,117
LIFO Reserve                                     (4,138)           (3,539)
--------------------------------------------------------------------------------
Total Inventories                              $112,863           $88,578
================================================================================

Note 7 - Product Development Assets

Product   development  assets  consisted  of  the  following  at  April  30  (in thousands):

                                                   2007              2006
--------------------------------------------------------------------------------
Composition Costs                               $42,976           $37,073
Royalty Advances                                 36,854            28,568
--------------------------------------------------------------------------------
Total                                           $79,830           $65,641
================================================================================
Composition costs are net of accumulated amortization of $113.7 million and $96.2 million as of April 30, 2007 and 2006, respectively.

Note 8 - Property, Equipment and Technology

Property, equipment and technology consisted of the following at April 30 (in thousands):

                                                   2007              2006
--------------------------------------------------------------------------------
Land and Land Improvements                       $5,449            $4,455
Buildings and Leasehold Improvements             87,596            65,456
Furniture, Fixtures and Warehouse Equipment      83,255            54,402
Computer Equipment and Capitalized Software     184,326           158,425
--------------------------------------------------------------------------------
                                                360,626           282,738
Accumulated Depreciation                       (233,914)         (180,615)
--------------------------------------------------------------------------------
Total                                          $126,712          $102,123
================================================================================

The net book value of capitalized software costs was $22.3 million and $23.7 million as of April 30, 2007 and 2006, respectively. Depreciation expense recognized in 2007, 2006, and 2005 for capitalized software costs was approximately $12.0 million, $14.4 million, and $14.8 million, respectively.


Note 9 - Goodwill and Other Intangible Assets

The following table summarizes the activity in goodwill by segment (in thousands):

                                  As of April         Acquisitions and       Cumulative Translation        As of April
                                    30, 2006            Dispositions         and Other Adjustments           30, 2007
------------------------------------------------------------------------------------------------------------------------
P/T                                 $146,707               $6,556                     $450                    $153,713

STM                                   28,072                    -                        -                      28,072

European                              21,266                    -                    2,052                      23,318

Blackwell                                  -              485,879                   10,795                     496,674

Other                                  2,371                    -                       (5)                      2,366
------------------------------------------------------------------------------------------------------------------------
Total                               $198,416             $492,435                  $13,292                    $704,143
========================================================================================================================


Identified intangible assets as of April 30, 2007 and 2006 were as follows (in thousands):

                                                                    2007                                 2006
                                                       -----------------------------------  ----------------------------------
                                                                          Accumulated                           Accumulated
                                                               Cost       Amortization             Cost         Amortization
                                                       -----------------------------------  ----------------------------------
Intangible Assets with Determinable Lives
-----------------------------------------
Acquired Publishing Rights                             $    842,182     $    (88,289)        $   181,280    $      (70,330)
Brands & Trademarks                                          17,224           (2,126)             15,200              (921)
Covenants not to Compete                                      3,383           (1,549)              2,250              (906)
Customer Relationships                                       71,503             (883)                  -                 -
                                                       -----------------------------------  ----------------------------------
                                                            934,292          (92,847)            198,730           (72,157)
                                                       -----------------------------------  ----------------------------------

Intangible Assets with Indefinite Lives
---------------------------------------
Acquired Publishing Rights                                  120,295                -             117,911                 -
Brands & Trademarks                                         204,549                -              57,900                 -
                                                       -----------------------------------  ----------------------------------
                                                       $  1,259,136     $    (92,847)        $   374,541    $      (72,157)
                                                       ===================================  ==================================

Note 10 - Other Accrued Liabilities

Other accrued liabilities as of April 30 consisted of the following (in thousands):

                                             2007                2006
--------------------------------------------------------------------------------
Accrued Compensation                      $61,078             $53,506
Accrued Interest                           14,327               2,155
Other                                      58,257              34,994
--------------------------------------------------------------------------------
Total                                    $133,662             $90,655
================================================================================

The increase in non-amortizable Brands & Trademarks is related to the Blackwell acquisition (See Note 4). Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 fiscal years are as follows: 2008 - $38.4 million; 2009 - $38.9 million; 2010 - $35.6 million; 2011 - $34.3 million; and 2012 - $33.6 million.

Note 11 - Income Taxes

The provision for income taxes for the years ending April 30 were as follows (in thousands):

                                          2007           2006            2005
--------------------------------------------------------------------------------
Current Provision(Benefit)
   US - Federal                        $23,684        $15,663         $22,078
   International                         9,872         10,809          11,335
   State and Local                       2,723          2,035           1,126
--------------------------------------------------------------------------------
   Total Current Provision             $36,279        $28,507         $34,539
--------------------------------------------------------------------------------
Deferred Provision(Benefit)
   US - Federal                        $(2,409)       $   (62)        $11,156
   International                         6,265          5,054           4,656
   State and Local                        (252)            17           1,471
--------------------------------------------------------------------------------
   Total Deferred Provision             $3,604       $  5,009         $17,283
--------------------------------------------------------------------------------
   Total Provision                     $39,883        $33,516         $51,822
================================================================================

Tax benefits related to the exercise of stock options and vesting of restricted stock held by employees amounted to $5.6 million, $5.4 million, and $4.6 million for fiscal years 2007, 2006, and 2005, respectively, which reduce current income taxes payable. Included in the fiscal year 2007 tax benefit is $4.5 million of excess tax benefits recognized in accordance with FAS 123R related to exercises and vesting of awards within the Company's various stock compensation plans. The remaining $1.1 million benefit in 2007 is the current benefit taken on previously recognized deferred tax assets on restricted stock awards.


International and United States pretax income for the year ended April 30 was as follows (in thousands):

                                          2007           2006            2005
--------------------------------------------------------------------------------
International                          $58,165        $51,444         $45,491
United States                           81,337         92,400          90,172
--------------------------------------------------------------------------------
Total                                 $139,502       $143,844        $135,663
================================================================================

The Company's effective income tax rate as a percentage of pretax income differed from the U.S. federal statutory rate as shown below:

                                       2007           2006            2005
--------------------------------------------------------------------------------
U.S. Federal Statutory Rate            35.0%          35.0%           35.0%

State Income Taxes,
   Net of U.S. Federal Tax Benefit      1.1            0.9             1.3

Tax Benefit from MFG/EIE               (1.3)          (1.7)           (1.5)
   Deductions/Credits

Earnings Taxed at Other than U.S.      (3.0)          (1.5)           (1.0)
   Statutory Rates

Tax Charge (Credit) on Repatriated        -           (5.2)            5.5
   Foreign Dividends under AJCA

Tax Adjustments                        (3.9)          (4.7)              -

Other, Net                              0.7            0.5            (1.1)
------------------------------------------------------- ------------------------
Effective Income Tax Rate              28.6%          23.3%           38.2%
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

Tax Adjustments: In fiscal years 2007 and 2006 the Company reported tax benefits of $5.5 million and $6.8 million related to the favorable resolution of certain federal, state and foreign tax matters with tax authorities.


Deferred taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. It is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The significant components of deferred tax assets and liabilities at April 30 were as follows (in thousands):

                                                                   2007          2006
-------------------------------------------------------------------------------------------
Net Operating Loss                                               $1,035       $     -

Reserve for Sales Returns and Doubtful Accounts                  16,638        12,652

Inventory                                                        (3,840)       (1,848)

Accrued Expenses                                                 17,611        11,964

Retirement and Post-Employment Benefits                          29,224        11,909

Intangible and Fixed Assets                                    (301,572)      (35,201)
-------------------------------------------------------------------------------------------
Net Deferred Tax Assets (Liabilities)                         $(240,904)        $(524)
-------------------------------------------------------------------------------------------

The Company intends to continue to reinvest earnings outside the U.S. for the foreseeable future and, therefore, has not recognized any U.S. tax expense on foreign earnings. At April 30, 2007, the undistributed earnings of international subsidiaries approximated $75.8 million and, if remitted currently, would result in $6.2 million tax.


Note 12 - Debt and Available Credit Facilities

At April 30,                                                       2007         2006
-------------------------------------------------------------------------------------------
$675 million Revolving Credit Facility - Due 2012              $323,000        $   -

$675 million Term Loan - Due 2008 - 2013                        675,000            -

$300 million Revolving Credit Facility - Due November 2010            -      150,000

(pound)50 million Revolving Credit Facility - Due April 2009          -       10,496

Other Notes Payable- Due July 2008                                2,221            -
-------------------------------------------------------------------------------------------
Total Debt                                                   $1,000,221     $160,496

Less:  Current Portion                                          (22,500)           -
-------------------------------------------------------------------------------------------
Total Long-Term Debt                                           $977,721     $160,496
===========================================================================================

In connection with the Blackwell acquisition, Wiley entered into a new Credit Agreement with Bank of America and Royal Bank of Scotland as Co-Lead Arrangers in the aggregate amount of $1.35 billion. The financing is comprised of a six-year Term Loan (Term Loan) in the amount of $675 million and a $675 million five-year revolving credit facility (Revolver) which can be drawn in multiple currencies. The agreement provides financing to complete the acquisition, refinance the existing revolving debt of the Company, as well as meet future seasonal operating cash requirements. The Company has the option of borrowing at the following floating interest rates: (i) at the rate as announced from time to time by Bank of America as its prime rate or (ii) at a rate based on the London Bank Interbank Offered Rate (LIBOR) plus an applicable margin ranging from .37% to 1.05% for the Revolver and .45% to 1.25% for the Term Loan depending on the Company's consolidated leverage ratio, as defined. In addition, the Company will pay a facility fee ranging from .08% to .20% on the Revolver depending on the Company's consolidated leverage ratio, as defined. The Company has the option to request an increase of up to $250 million in the size of the revolving credit facility in minimum amounts of $50 million. The Term Loan matures on February 2, 2013 and the Revolver will terminate on February 2, 2012.

Simultaneous with the execution of the new Credit Agreement, the Company terminated all of its previous credit agreements and paid in full amounts outstanding under those agreements by utilizing funds from the new Credit facility. In connection with the early termination of the previous credit agreements, the Company wrote off approximately $0.5 million of unamortized debt origination fees in the fourth quarter of fiscal year 2007. Immediately following the acquisition, the Company had approximately $1.2 billion of debt outstanding with approximately $0.2 billion of unused borrowing capacity.

On February 16, 2007, the Company entered into an interest rate swap agreement, designated as a cash flow hedge as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The hedge will fix a portion of the variable interest due on a portion of the new Term Loan. Under the terms of the interest rate swap, the Company will pay a fixed rate of 5.076% and will receive a variable rate of interest based on three month LIBOR (as defined) from the counter party which will be reset every three months for a four-year period ending February 8, 2011. The notional amount of the rate swap is initially $660 million which will decline through February 8, 2011, based on the expected amortization of the Term Loan. It is management's intention that the notional amount of the interest rate swap be less than the Term Loan outstanding during the life of the derivative. Through the period ending April 30, 2007 the Company recognized a gain on the hedge contract of approximately $0.4 million which is reflected in interest expense. At April 30, 2007, the aggregate fair value of the interest rate swap is a net loss of $2.5 million as reflected in Other Long Term Liabilities in the Consolidated Statements of Financial Position.

In the event of a change of control, as defined, the banks have the option to terminate the agreements and require repayment of any amounts outstanding.

The credit agreements contain certain restrictive covenants related to Leverage Ratio, Fixed Charge coverage ratio, property, equipment and technology expenditures, and restricted payments, including a limitation for dividends paid and share repurchases. Under the most restrictive covenant, approximately $111 million was available for such restricted payments as of April 30, 2007.

The Company and its subsidiaries have other short-term lines of credit aggregating $23 million at various interest rates. No borrowings under the credit lines were outstanding at April 30, 2007, 2006 and 2005.

The Company's total available lines of credit as of April 30, 2007 were approximately $1,375 million. The weighted average interest rates on long term debt outstanding during fiscal years 2007 and 2006 were 6.13% and 4.24%, respectively. As of April 30, 2007 and 2006, the weighted average interest rates for the long-term debt were 6.36% and 4.79% respectively. Based on estimates of interest rates currently available to the Company for loans with similar terms and maturities, the fair value of notes payable and long-term debt approximate the carrying value.

Total debt maturing in each of the next five years are: 2008 - $22.5 million; 2009 - $47.2 million; 2010 - $67.5 million; 2011 - $90.0 million and 2012 -
$435.5 million.

Note 13 - Commitments and Contingencies

The following schedule shows the composition of rent expense for operating leases (in thousands):

                                    2007          2006            2005
-------------------------------------------------------------------------------
Minimum Rental                   $31,142       $27,180         $25,897
Less: Sublease Rentals            (1,754)       (1,563)         (1,248)
-------------------------------------------------------------------------------
Total                            $29,388       $25,617         $24,649
-------------------------------------------------------------------------------

Future minimum payments under operating leases aggregated $295.8 million at April 30, 2007. Future annual minimum payments under these leases are approximately $38.8 million, $36.0 million, $35.3 million, $33.0 million, and $27.5 million for fiscal years 2008 through 2012, respectively. Future minimum rentals to be received under non-cancelable subleases aggregate $6.3 million at April 30, 2007. Rent expense associated with operating leases that include scheduled rent increases and tenant incentives, such as rent holidays, is recorded on a straight-line basis over the term of the lease.

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

In fiscal year 2005, the U.S. retirement plan was amended to change the method used to compute retirement benefits. The new formula applies to current compensation (as defined) whereas the previous formula was based upon the highest average compensation for the three consecutive years ended December 31, 1997. Benefits accrued through December 31, 2004 under the "previous" plan were frozen as of that date, and are supplemented annually by additions calculated under the new formula.

Effective April 30, 2007, the Company adopted the recognition and disclosure provisions of Statement No. 158 which requires employers to recognize in their balance sheets the overfunded or underfunded status of defined benefit postretirement plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. Employers must recognize the change in the funded status of the plan in the year in which the change occurs through accumulated other comprehensive income. Statement No. 158 also requires plan assets and obligations to be measured as of the employers' balance sheet date. The measurement provision of Statement No. 158 will not have an impact to the Company, as its current measurement date is April 30.

Prior to the adoption of the recognition provisions of Statement No. 158, the Company accounted for its defined benefit plans under Statement No. 87. Statement No. 87 required that a liability (additional minimum pension liability or "AML") be recorded when the accumulated benefit obligation ("ABO") liability exceeded the fair value of plan assets. Any adjustment was recorded as a non-cash charge to accumulated other comprehensive income in shareholders' equity. Under Statement No. 87, changes in the funded status were not immediately recognized, rather they were deferred and recognized ratably over future periods. Upon adoption of the recognition provisions of Statement No.158, the Company recognized the amounts of prior changes in the funded status of its defined benefit plans through accumulated other comprehensive income.

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows (in thousands):

                                 Funded         Unfunded         Total
                              --------------------------------------------------
Actuarial Loss                   $2,085            $452          $2,537
Prior Service Cost                  469             160             629
--------------------------------------------------------------------------------
Total                            $2,554            $612          $3,166
--------------------------------------------------------------------------------

The adoption of Statement  No. 158 had no effect on the  Company's  consolidated statement of operations for the year ended April 30, 2007, or for any prior period presented and does not have a material impact to any of the Company's debt covenants under its various credit agreements. Net pension expense included below for international plans amounted to approximately $10.2 million, $7.1 million and $6.7 million for fiscal years 2007, 2006 and 2005, respectively.

The Company has agreements with certain officers and senior management that provide for the payment of supplemental retirement benefits during each of the 10 years after the termination of employment. Under certain circumstances, including a change of control as defined, the payment of such amounts could be accelerated on a present value basis.

The components of net pension expense for the defined benefit plans were as follows (in thousands):

                                       2007            2006         2005
--------------------------------------------------------------------------------
Service Cost                        $13,210         $10,998       $8,492

Interest Cost                        15,408          11,590       10,791

Expected Return on Plan Assets      (14,850)        (10,988)      (9,146)

Net Amortization of Prior Service       742             625          564
   Cost and Transition Asset

Recognized Net Actuarial Loss         2,200           3,244        2,017
--------------------------------------------------------------------------------
Net Pension Expense                 $16,710         $15,469      $12,718
--------------------------------------------------------------------------------


The weighted-average assumptions used to determine net pension expense for the years ended April 30 were as follows:

                                       2007         2006           2005
--------------------------------------------------------------------------------
Discount Rate                          5.8%         5.6%           6.1%
Rate of Compensation Increase          4.1%         3.8%           3.6%
Expected Return on Plan Assets         8.2%         8.4%           8.0%

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the retirement plans with accumulated benefit obligations in excess of plan assets were $267.3 million, $248.7 million, and $170.3 million, respectively, as of April 30, 2007, and $224.1 million, $204.2 million and $147.4 million, respectively, as of April 30, 2006.


The  following  table  sets  forth the  changes  in and the status of the plans'
assets and  benefit  obligations.  The  unfunded  plans  relate  primarily  to a
non-U.S. subsidiary, which is governed by local statutory requirements,  and the
domestic   supplemental   retirement  plans  for  certain  officers  and  senior
management personnel.

Dollars in thousands                                                    2007                                2006
------------------------------------------------------------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS                                           Funded            Unfunded           Funded          Unfunded
                                                                ------            --------           ------          --------
Fair Value of Plan Assets, Beginning of Year                 $ 154,149          $       -        $  133,329        $        -

Actual Return on Plan Assets                                    16,727                  -            22,574                 -

Acquisitions/Transfers                                          89,639                  -                 -                 -

Employer Contributions                                           6,484              1,854             5,298             1,745

Employees' Contributions                                         1,491                  -               901                 -

Benefits Paid                                                   (5,781)            (1,854)           (4,722)           (1,745)

Foreign Currency Rate Changes                                   10,637                  -            (3,231)                -
------------------------------------------------------------------------------------------------------------------------------------

Fair Value, End of Year                                     $  273,346          $       -        $  154,149        $        -
------------------------------------------------------------------------------------------------------------------------------------
CHANGE IN PROJECTED BENEFIT OBLIGATION

Benefit Obligation, Beginning of Year                       $ (190,565)         $ (41,974)       $ (174,941)       $  (40,485)

Service Cost                                                   (11,077)            (2,133)           (9,112)           (1,888)

Interest Cost                                                  (12,957)            (2,451)           (9,522)           (2,068)

Employees' Contributions                                        (1,491)                 -              (901)                -

Amendments and Other                                                 -             (1,634)                -            (2,373)

Actuarial Gain (Loss)                                            3,039             (2,639)           (6,116)            2,170

Benefits Paid                                                    5,781              1,854             4,722             1,745

Acquisitions/Transfers                                        (114,284)                 -                 -                 -

Foreign Currency Rate Changes                                  (14,903)            (2,064)            5,305               925
------------------------------------------------------------------------------------------------------------------------------------

Benefit Obligation, End of Year                             $ (336,457)         $ (51,041)       $ (190,565)       $  (41,974)
-----------------------------------------------------------------------------------------------------------------------------------=
Funded Status                                                  (63,111)           (51,041)          (36,416)          (41,974)

Unrecognized Prior Service Cost (Benefit)                            -                  -             3,351             1,348

Unrecognized Net Actuarial Loss                                      -                  -            40,541             3,888
------------------------------------------------------------------------------------------------------------------------------------

Prepaid (Accrued) Pension Cost                              $  (63,111)         $ (51,041)       $    7,476        $  (36,738)
------------------------------------------------------------------------------------------------------------------------------------
AMOUNTS RECOGNIZED IN THE STATEMENT OF
  FINANCIAL POSITION

Before Addition of FAS 158:

Deferred Pension Asset                                      $      959          $       -        $    1,333        $        -

Accrued Pension Liability                                      (59,437)           (47,226)          (22,316)          (39,826)

Other Asset                                                      2,420              2,613             2,900             1,795

Accumulated Other Comprehensive Income                          32,601              1,784            25,559             1,293
------------------------------------------------------------------------------------------------------------------------------------

Net Amount Recognized                                       $  (23,457)         $ (42,829)       $    7,476        $  (36,738)
------------------------------------------------------------------------------------------------------------------------------------
  After Adoption of FAS 158:

  Deferred Pension Asset                                    $      257          $       -        $        -        $        -

  Current Pension Liability                                          -             (2,139)                -                 -

  Noncurrent Pension Liability                                 (63,369)           (48,902)                -                 -
------------------------------------------------------------------------------------------------------------------------------------

 Net Amount Recognized in Statement of Financial Position   $  (63,112)         $ (51,041)       $        -        $        -
------------------------------------------------------------------------------------------------------------------------------------

Dollars in thousands                                                    2007                               2006
----------------------------------------------------------------------------------------------------------------------------
                                                                Funded            Unfunded           Funded          Unfunded
                                                                ------            --------           ------          --------
  AMOUNTS RECOGNIZED IN ACCUMULATED OTHER
    COMPREHENSIVE INCOME CONSIST OF (before tax)

  Net Actuarial Loss                                        $  (36,846)         $  (6,493)       $        -        $        -

  Prior Service Cost                                            (2,808)            (1,719)                -                 -
------------------------------------------------------------------------------------------------------------------------------------

  Total Accumulated Other Comprehensive Income (Loss)       $  (39,654)         $  (8,212)       $        -        $        -

------------------------------------------------------------------------------------------------------------------------------------
  (Decrease)/Increase in Accumulated Other Comprehensive
      Income
        - Due to Adoption of FAS 158                        $   (7,053)         $  (6,428)       $        -        $        -
        - Due to Change in Minimum Pension Liability        $   (7,042)         $    (491)       $   13,625        $      400
------------------------------------------------------------------------------------------------------------------------------------
 WEIGHTED AVERAGE ASSUMPTIONS USED IN
    DETERMINING ASSETS AND LIABILITIES

Discount Rate                                                      5.7%               5.6%             5.8%              5.9%

Expected Return on Plan Assets                                     7.6%                  -             8.3%                 -

Rate of Compensation Increase                                      4.7%               3.8%             4.1%              4.0%
------------------------------------------------------------------------------------------------------------------------------------
Accumulated Benefit Obligations                             $ (291,460)         $ (44,982)       $ (174,622)        $ (34,430)

The net pension liability recorded for the acquisition of Blackwell was approximately $24.6 million.

Basis for determining discount rate:
The discount rates for the United States and Canadian pension plans were based on the derivation of a single-equivalent discount rate using a standard spot rate curve and the timing of plan liabilities as of April 30, 2007. The spot rate curve used is based upon a portfolio of Moody's-rated Aa3 (or higher) corporate bonds. The discount rates for the other international plans were based on similar published indices with durations comparable to that of each plan's liabilities.

Basis for determining the expected asset return:
The expected long-term rates of return were estimated using market benchmarks for equities, real estate, and bonds applied to each plan's target asset allocation. Expected returns are estimated by asset class and represent the sum of expected rates of return plus anticipated inflation. The expected long-term rates are then compared to actual historic investment performance of the plan assets as well as future expectations and evaluated through consultation with investment advisors and actuaries.

The table below represents the asset mix of the investment portfolio of the post-retirement benefit plan as of April 30:

                                        Percentage of
                                         Plan Assets
                                   ---------------------

Asset Category                         2007      2006
--------------------------------------------------------
Equities                                61%       57%
Debt Securities and Cash                33%       35%
Real Estate                              4%        6%
Other                                    2%        2%
-------------------------------------------------------
Total                                  100%      100%
-------------------------------------------------------

The investment guidelines for the defined benefit pension plans are established based upon an evaluation of market conditions and tolerance for risk. The investment objective is to ensure that funds are available to meet the plan's benefit obligations when they are due.

The investment strategy is to prudently invest in plan assets in high quality diversified securities to achieve our long-term expectation. The plans' risk management practices provide guidance to the investment managers, including guidelines for asset concentration, credit rating and liquidity. Asset allocation favors a balanced portfolio, with a target allocation of approximately 55% equity securities, 40% fixed income securities and cash, and 5% real estate. Due to volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate between acceptable ranges.

Expected employer contributions in fiscal year 2008 to the defined benefit pension plans will be approximately $34.4 million, including $33.2 million of minimum amounts required for the Company's international plans. The expected contributions for fiscal year 2008 includes approximately $23 million to be paid into the Blackwell pension plan in accordance with the terms of the acquisition agreement. In accordance with FAS 158, this amount is reflected in long-term pension liabilities. From time to time, the Company may elect to make voluntary contributions to its defined benefit plans to improve their funded status.

Expected benefit payments from all plans are expected to approximate $10.1 million in fiscal year 2008, $11.4 million in fiscal year 2009, $10.3 million in fiscal year 2010, $10.6 million in fiscal year 2011, $12.0 million in fiscal year 2012, and $81.2 million for fiscal years 2013 through 2017.

The Company provides contributory life insurance and health care benefits, subject to certain dollar limitations for substantially all of its retired U.S. employees. The cost of such benefits is expensed over the years the employee renders service and is not funded in advance. The accumulated post-retirement benefit obligation recognized in the Statement of Financial Position as of April 30, 2007 and 2006 was $2.1 million and $1.2 million, respectively. Annual expenses for these plans for all years were immaterial. The impact of adopting FAS 158 on the post-retirement benefit obligation at April 30, 2007 was approximately $0.6 million, after taxes.

The Company has defined contribution savings plans. The Company contribution is based on employee contributions and the level of Company match. The expense for these plans amounted to approximately $4.5 million, $4.1 million, and $2.7 million in 2007, 2006, and 2005, respectively.

Note 15 - Share-Based Compensation

All equity compensation plans have been approved by security holders. Under the Key Employee Stock Plan ("the Plan"), qualified employees are eligible to receive awards that may include stock options, performance-based stock awards, and restricted stock awards. Under the Plan, a maximum number of 8,000,000 shares of Company Class A stock may be issued. As of April 30, 2007 there were 5,620,998 securities remaining available for future issuance under the Plan. The Company issues treasury shares to fund stock options and performance-based and restricted stock awards.

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

                                                                         For the Twelve Months
                                                                            Ending April 30,
                                                       ------------------------------------------------------
                                                             2007                2006             2005
                                                       --------------      ----------------    --------------
Expected Life of Options (years)                              7.8                 8.0              8.1

Risk-Free Interest Rate                                       5.2%                3.9%             4.5%

Expected Volatility                                          29.1%               27.1%            26.2%

Expected Dividend Yield                                       1.2%                0.9%             0.9%

Per Share Fair Value of Options Granted                     $12.65              $13.61           $11.00


A summary of the activity and status of the Company's stock option plans was as follows:

                                                   2007                                       2006                         2005
                                --------------------------------------------------- ----------------------- ------------------------
                                                            Weighted
                                                             Average
                                                Weighted   Remaining    Average                    Weighted                Weighted
                                                 Average  Contractual  Intrinsic                    Average                 Average
Stock Options                        Options     Exercise    Term        Value           Options   Exercise     Options    Exercise
                                  (in thousands)  Price    (in years) (in millions)  (in thousands) Price   (in thousands)  Price
----------------------------------------------------------------------------------- ----------------------- ------------------------
Outstanding at Beginning of Year     6,084      $25.95                                    5,563     $22.77      5,048      $20.12

Granted                                640      $33.05                                    1,014     $38.55        993      $31.84

Exercised                             (462)     $16.30                                     (449)    $14.70       (425)     $12.12

Expired or Forfeited                   (46)     $30.52                                      (44)    $28.14        (53)     $25.29
------------------------------------------------------------------------------------------------------------------------------------

Outstanding at End of Year           6,216      $27.37       5.6         $63.8            6,084     $25.95      5,563      $22.77
------------------------------------------------------------------------------------------------------------------------------------

Exercisable at End of Year           2,801      $21.20       3.4         $45.5            2,460     $19.09      2,246      $16.80

Vested and Expected to Vest          6,118      $27.34       5.6         $62.9
  in the Future at April 30, 2007
------------------------------------------------------------------------------------------------------------------------------------

The intrinsic value is the difference between the Company's common stock price and the option exercise price. Total intrinsic value of options exercised during the twelve months ended April 30, 2007, 2006 and 2005 were $10.0 million, $11.2 million and $8.8 million, respectively. The Aggregate Intrinsic Value in the table above represents the value to option holders on all options outstanding as of April 30, 2007.

As of April 30, 2007, there was $19.2 million of unrecognized share-based compensation expense related to stock options, which is expected to be recognized over a period up to 5 years, or 2.6 years on a weighted average basis.


The following table summarizes information about stock options outstanding and exercisable at April 30, 2007:

                                    Options Outstanding                            Options Exercisable
               --------------------------------------------------------    ---------------------------------
                        Number of         Weighted          Weighted            Number of        Weighted
     Range of            Options           Average          Average              Options          Average
  Exercise Prices     (in thousands)   Remaining Term    Exercise Price      (in thousands)   Exercise Price
------------------------------------- ---------------------------------    ---------------- ----------------
$ 8.63 to $ 8.63                8        0.1 years          $ 8.63                  8           $  8.63
$13.75 to $14.59              675        1.1 years          $13.93                675            $13.93
$17.25 to $20.54               82        4.1 years          $19.44                 82            $19.44
$20.56 to $23.40              759        3.4 years          $22.28                759            $22.28
$23.56 to $25.32            2,105        5.1 years          $24.83              1,276            $24.56
$31.89 to $38.78            2,587        8.0 years          $34.74                  1            $35.70
-----------------------------------------------------------------------    ---------------- ----------------
Total                       6,216        5.6 years          $27.37              2,801            $21.20
-----------------------------------------------------------------------    ---------------- ----------------

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

The Company may also grant  restricted  shares of the  Company's  Class A Common
Stock to key employees in connection with their employment. The restricted shares generally vest 50% at the end of the fourth and fifth years following the date of the grant.

Under certain circumstances relating to a change of control or termination, as defined, the restrictions would lapse and shares would vest earlier. Activity for restricted stock awards during the fiscal years ended April 30, 2007, 2006 and 2005 was as follows (shares in thousands):

                                ----------------------------------------    ----------------- ----------------
                                                 2007                             2006             2005
                                ----------------------------------------    ----------------- ----------------
                                    Restricted       Weighted Average           Restricted       Restricted
                                     Shares         Grant Date Value             Shares           Shares
                                ----------------- ----------------------    ----------------- ----------------
Nonvested Shares at                   609               $30.47                      524              447
     Beginning of Year

Granted                               372               $32.75                      213              197

Vested                               (161)              $25.12                     (124)            (120)

Forfeited                              (6)              $31.93                       (4)               -
                                ----------------------------------------    ---------------------------------

Nonvested Shares at                   814               $32.56                      609              524
     End of Year
                                ========================================    =================================

As of April 30, 2007, there was $11.8 million of unrecognized share-based compensation cost related to restricted stock awards, which is expected to be recognized over a period up to 5 years, or 2.8 years on a weighted average basis. Compensation expense for restricted stock awards is computed using the closing market price of the Company's Class A Common Stock at the date of grant. Total grant date value of shares vested during the fiscal years ended April 30, 2007, 2006 and 2005 was $4.1 million, $3.1 million and $2.8 million, respectively.

Director Stock Awards:
Under the terms of the Company's Director Stock Plan (the "Director Plan"), each non-employee director receives an annual award of Class A Common Stock equal in value to 100% of the annual director fee, based on the stock price on the date of grant. The granted shares may not be sold or transferred during the time the non-employee director remains a director. There were 6,642, 7,608 and 4,498 shares awarded under the Director Plan for the fiscal years ending April 30, 2007, 2006 and 2005, respectively.

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

Under the Company's current stock repurchase program, up to four million shares of its Class A Common Stock may be purchased from time to time in the open market and through privately negotiated transactions. During fiscal year 2007, the Company repurchased 205,700 shares at an average price of $35.38 per share. As of April 30, 2007, the Company has authorization from its Board of Directors to purchase up to approximately 1,905,030 additional shares.


Note 17 - Segment Information

The Company is a global  publisher of print and electronic  products,  providing
content  and  services  to  customers   worldwide.   Core   businesses   include
professional and consumer books and subscription services; scientific, technical and medical  journals,  encyclopedias,  books, and online products and services;
and educational  materials for advanced placement,  undergraduate,  and graduate students, teachers and lifelong learners. The Company has publishing, marketing, and  distribution  centers in the  United  States,  Canada,  Europe,  Asia,  and
Australia.  The  Company's  reportable  segments  are  based  on the  management reporting structure, which is also used to evaluate performance.  Other segments include  the  Company's  businesses  in  Asia,  Australia  and  Canada.  Segment information is as follows (in millions):

                                                        2007
-----------------------------------------------------------------------------------------------------------------------------------

                                      U.S. Segments
                       -----------------------------------------  ---------  -----------  ------------  ----------------  ----------
                                                                                 (a)                      Eliminations
                                             Higher      Total     European   Blackwell       Other        & Corporate
                          P/T      STM      Education     U.S.     Segment     Segment      Segments         Items          Total
                       --------  --------  -----------  --------  ---------  -----------  -----------   ---------------  ----------
Revenue
  External Customers   $358.5     $212.7    $134.9       $706.1   $292.3       $105.8      $130.7          $     -       $1,234.9
  Inter-Segment Sales    41.0        9.3      27.6         77.9     23.8            -         2.2           (103.9)             -
                       --------   -------  -----------  --------  ---------  -----------  -----------   ---------------  -----------
  Total Revenue        $399.5     $222.0    $162.5       $784.0   $316.1       $105.8      $132.9          $(103.9)      $1,234.9
                       --------   -------  -----------  --------  ---------  -----------  -----------   ---------------  -----------
Direct Contribution
to Profit              $107.6     $101.0     $41.2       $249.8   $104.8        $29.7      $27.2           $     -         $411.5
                       --------  --------  -----------  --------  ---------  -----------  -----------   ---------------  -----------
Shared Services and
Admin. Costs (b)                                                                                                           (250.2)
                                                                                                                         -----------
Operating Income                                                                                                            161.3
Interest Expense and
  Other, Net                                                                                                                (21.8)
                                                                                                                         -----------
Income Before Taxes
                                                                                                                           $139.5
                                                                                                                         ===========

Total Assets           $442.7      $77.7     $95.1       $615.5   $207.3     $1,485.0      $70.4            $152.9       $2,531.1
Expenditures for Other
  Long-Lived Assets     $38.2      $14.2     $11.3        $63.7    $22.0       $948.5       $5.6             $34.1       $1,073.9
Depreciation and
  Amortization          $21.6       $6.0     $13.6        $41.2    $18.2         $6.8       $4.8             $17.3          $88.3
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                2006
-----------------------------------------------------------------------------------------------------------------------------------

                                      U.S. Segments
                       -----------------------------------------  ---------  -----------  ------------  ----------------  ----------
                                                                                                          Eliminations
                                             Higher      Total     European   Blackwell       Other        & Corporate
                          P/T      STM      Education     U.S.     Segment     Segment      Segments         Items          Total
                       --------  --------  -----------  --------  ---------  -----------  -----------   ---------------  ----------
Revenue
  External Customers   $336.2     $195.8    $126.5       $658.5   $263.5       $    -      $122.2          $     -       $1,044.2
  Inter-Segment Sales    44.0       10.2      29.7         83.9     29.0            -         1.8           (114.7)             -
                       --------   -------  -----------  --------  ---------  -----------  -----------   ---------------  -----------
  Total Revenue        $380.2     $206.0    $156.2       $742.4   $292.5       $    -      $124.0          $(114.7)      $1,044.2
                       --------   -------  -----------  --------  ---------  -----------  -----------   ---------------  -----------
Direct Contribution
to Profit              $107.0      $96.0     $40.1       $243.1    $93.4       $    -       $26.7          $     -         $363.2
                       --------  --------  -----------  --------  ---------  -----------  -----------   ---------------  -----------
Shared Services and
Admin. Costs (b)                                                                                                           (210.5)
                                                                                                                         -----------
Operating Income                                                                                                            152.7
Interest Expense and
  Other, Net                                                                                                                 (8.9)
                                                                                                                         -----------
Income Before Taxes
                                                                                                                           $143.8
                                                                                                                         ===========

Total Assets           $421.4      $77.3     $95.4       $594.1   $259.5       $    -       $63.7            $108.7      $1,026.0
Expenditures for Other
  Long-Lived Assets     $35.8      $14.0     $10.0        $59.8    $17.7       $    -        $6.1             $40.0        $123.6
Depreciation and
  Amortization          $19.2       $5.3     $15.1        $39.6    $16.5       $    -        $3.9             $22.0         $82.0
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                2005
-----------------------------------------------------------------------------------------------------------------------------------

                                      U.S. Segments
                       -----------------------------------------  ---------  -----------  ------------  ----------------  ----------
                                                                                                          Eliminations
                                             Higher      Total     European   Blackwell       Other        & Corporate
                          P/T      STM      Education     U.S.     Segment     Segment      Segments         Items          Total
                       --------  --------  -----------  --------  ---------  -----------  -----------   ---------------  ----------
Revenue
  External Customers   $313.6     $182.4    $124.1       $620.1   $247.0       $    -      $106.9          $     -         $974.0
  Inter-Segment Sales    36.7        8.1      26.8         71.6     21.9            -         1.7            (95.2)             -
                       --------   -------  -----------  --------  ---------  -----------  -----------   ---------------  -----------
  Total Revenue        $350.3     $190.5    $150.9       $691.7   $268.9       $    -      $108.6          $ (95.2)        $974.0
                       --------   -------  -----------  --------  ---------  -----------  -----------   ---------------  -----------
Direct Contribution
to Profit              $102.3      $88.9     $38.2       $229.4    $86.2       $    -       $24.9           $    -         $340.5
                       --------  --------  -----------  --------  ---------  -----------  -----------   ---------------  -----------
Shared Services and
Admin. Costs (b)                                                                                                           (199.1)
                                                                                                                         -----------
Operating Income                                                                                                            141.4
Interest Expense and
  Other, Net                                                                                                                 (5.7)
                                                                                                                         -----------
Income Before Taxes
                                                                                                                           $135.7
                                                                                                                         ===========

Total Assets           $395.4      $62.2    $101.6       $559.2   $269.8       $    -       $46.4            $157.2       $1,032.6
Expenditures for Other
  Long-Lived Assets     $33.3      $12.1     $13.3        $58.7    $29.4       $    -        $5.0             $20.7         $113.8
Depreciation and
  Amortization          $16.8       $5.1     $16.1        $38.0    $13.9       $    -        $3.7             $22.8          $78.4
----------------------- ------------------------------------------------------------------------------------------------------------

     (a) In fiscal year 2007, the Company added a new segment "Blackwell" which includes the results of the Blackwell business acquired on February 2, 2007 (See Note 4).

     (b)  Shared Services and Administrative Costs (in thousands):


                                                   2007                2006                2005
---------------------------------------------------------------------------------------------------
Distribution                                    $53,492             $50,260             $47,631
Information Technology                           71,935              62,732              55,074
Finance                                          45,761              32,594              34,390
Other Administration                             79,063              64,942              62,064
-------------------------------------------------------------------------------- ------------------
Total                                          $250,251            $210,528            $199,159
================================================================================ ==================

Intersegment sales are generally made at a fixed discount from list price. Corporate assets primarily consist of cash and marketable securities, deferred tax benefits, and certain property and equipment. Export sales from the United States to unaffiliated customers amounted to approximately $88.0 million, $79.6 million, and $67.7 million in fiscal years 2007, 2006, and 2005, respectively. The pretax income for consolidated operations outside the United States was approximately $58.2 million, $51.4 million, and $45.5 million in 2007, 2006, and 2005, respectively.


Worldwide revenue for the Company's core businesses was as follows (in thousands):

                                                   2007                 2006               2005
---------------------------------------------------------------------------------------------------
Professional/Trade                             $483,845            $444,211            $411,432
Scientific, Technical, and Medical              535,946             396,783             372,122
Higher Education                                215,145             203,191             190,494
---------------------------------------------------------------------------------------------------
Total                                        $1,234,936          $1,044,185            $974,048
===================================================================================================


Revenue from external customers based on the location of the customer and long-lived assets by geographic area was as follows (in thousands):

                                                  Revenue                                         Long-Lived Assets
                            -----------------------------------------------------  -------------------------------------------------
                                   2007                 2006             2005           2007               2006            2005
                            ---------------       ----------------   ------------  ---------------   -------------    --------------
United States                    $711,960             $615,222         $576,521       $491,488           $472,505        $450,159

United Kingdom                     94,556               72,543           73,428      1,456,956             69,978          81,041

Germany                            66,333               61,776           69,964        142,477            137,921         143,349

Australia                          51,068               44,660           38,025         10,055              8,836           9,640

Canada                             51,280               46,612           37,994          4,522              4,935           3,543

Other Countries                   259,739              203,372          178,116          3,612              1,717           1,634
                            ---------------    ----------------   ---------------  ---------------   -------------    --------------
Total                          $1,234,936           $1,044,185         $974,048     $2,109,110           $695,892        $689,366
                            ===============    ================   ===============  ===============   =============    ==============


                                                                     Schedule II
                                                                     -----------

                    JOHN WILEY & SONS, INC., AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED APRIL 30, 2007, 2006, AND 2005

                             (Dollars in thousands)

                                                                          Additions/(Deductions)
                                                                      -----------------------------
                                                       Balance at       Charged to                    Deductions      Balance at
                                                       Beginning          Cost &          From           From          End of
                     Description                       of Period         Expenses     Acquisitions     Reserves        Period
------------------------------------------------------------------------------------------------------------------------------------
Year Ended April 30, 2007

     Allowance for Sales Returns (1)                   $55,805           $102,293        $2,069        $104,019        $56,148

     Allowance for Doubtful Accounts                    $6,615             $6,421        $1,577          $3,407(2)     $11,206

     Allowance for Inventory Obsolescence              $30,716            $20,555        $5,843         $24,870        $32,244

Year Ended April 30, 2006

     Allowance for Sales Returns (1)                   $56,661           $106,779        $1,750        $109,385        $55,805

     Allowance for Doubtful Accounts                    $7,280             $1,698          $241          $2,604(2)      $6,615

     Allowance for Inventory Obsolescence              $24,169            $21,739        $1,700         $16,892        $30,716

Year Ended April 30, 2005

     Allowance for Sales Returns (1)                   $63,752           $101,030        $    -        $108,121        $56,661

     Allowance for Doubtful Accounts                   $11,378             $1,861        $    -          $5,959(2)      $7,280

     Allowance for Inventory Obsolescence              $25,915            $20,342          $341         $22,429        $24,169

     (1) Allowance for sales returns represents anticipated returns net of inventory and royalty costs. The provision is reported as a reduction of gross sales to arrive at revenue and the reserve balance is reported as a deduction of accounts receivable.

     (2)  Accounts written off, less recoveries.

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure
          ---------------------------------------------

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

          Management's Report on Internal Control over Financial Reporting: Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of April 30, 2007.

          We acquired Blackwell on February 2, 2007 and we excluded from our assessment of the effectiveness of our internal control over financial reporting as of April 30, 2007, Blackwell's internal control over financial reporting associated with total assets of $1,485.0 million and total revenue of $105.8 million included in our consolidated financial statements as of and for the fiscal year ended April 30, 2007.

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

          Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fourth fiscal quarter of 2007.


Item 9B.  Other Information
          -----------------

          Information on the Audit Committee Charter is contained in our Proxy Statement for our 2007 Annual Meeting of Shareholders under the caption "Certain Information Concerning the Board" and is incorporated herein by reference.

          Information with respect to the Company's corporate governance principles is contained in our Proxy Statement for our 2007 Annual Meeting of Shareholders under the caption "Corporate Governance Principles" and is incorporated herein by reference.

PART III


Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

          The name, age and background of each of our directors nominated for election are contained under the caption "Election of Directors" in our Proxy Statement for our 2007 Annual Meeting of Shareholders and are incorporated herein by reference.

          Information on the beneficial ownership reporting for our directors and executive officers is contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

          Information on our audit committee financial experts is contained in our Proxy Statement for our 2007 Annual Meeting of Shareholders under the caption "Report of the Audit Committee" and is incorporated herein by reference.

          Executive Officers
          ------------------

          Set forth below as of April 30, 2007 are the names and ages of all executive officers of the Company, the period during which they have been officers, and the offices presently held by each of them.

                                       Officer
           Name and Age                  Since                                       Present Office
    ----------------------------   ----------------    -----------------------------------------------------------------------------
         Peter Booth Wiley              2002           Chairman of the Board since September 2002 and a Director since
                64                                     1984.

         William J. Pesce               1989           President and Chief Executive Officer and a Director since May 1998.
                56

         Ellis E. Cousens               2001           Executive Vice President and Chief Financial and Operations Officer
                55                                     since March 2001.

         Stephen A. Kippur              1986           Executive Vice President; and President, Professional and Trade
                60                                     Publishing, since July 1998.

         William Arlington              1990           Senior Vice President, Human Resources, since June 1996.
                58

          Timothy B. King               1996           Senior Vice President, Planning and Development, since 1996.
                67

        Bonnie E. Lieberman             1990           Senior Vice President, Higher Education, since 1996.
                59

           Gary M. Rinck                2004           Senior Vice President, General Counsel, since March 2004 (previously
                55                                     Group General Counsel of Pearson PLC, from 2000, Managing Partner of the London office of Morrison & Foerster from 1995).

         Stephen M. Smith               1995           Chief Operating Officer, Wiley Europe, since May 2006 (previously
                52                                     Senior Vice President, International Development and Director of
                                                       Professional and Trade Publishing, since 1995).

          Eric A. Swanson               1989           Senior Vice President, Wiley-Blackwell since January 2007 (previously
                59                                     Senior Vice President, Scientific Technical and Medical, since 1996).

         Deborah E. Wiley               1982           Senior Vice President, Corporate Communications, since June 1996.
                61

          Vinnie Marzano                2007           Vice President, Treasurer, since September 2006 (previously Vice
                44                                     President, Treasurer of Scholastic Corporation from 2000).

         Edward J. Melando              2002           Vice President, Corporate Controller and Chief Accounting Officer,
                51                                     since April 2002.

         Josephine Bacchi               1992           Vice President and Corporate Secretary, since January 2007
                60                                     (previously Corporate Secretary since 1992).

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


Item 11.  Executive Compensation
          ----------------------

          Information on compensation of our directors and executive officers is contained in our Proxy Statement for our 2007 Annual Meeting of Shareholders under the captions "Directors' Compensation" and "Executive Compensation," respectively, and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
         --------------------------------------------------------------

          Information required by this item is contained in the Company's Proxy Statement for our 2007 Annual Meeting of Shareholders under the caption "Beneficial Ownership of Directors and Management" and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

          None.


Item 14.  Principal Accountant Fees and Services
          --------------------------------------

          Information required by this item is contained in the Company's Proxy Statement for our 2007 Annual Meeting of Shareholders under the caption "Report of the Audit Committee" and is incorporated herein by reference.

PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)       Financial Statements and Schedules

          Financial Statements and Schedules are listed in the attached index on page 10 and are filed as part of this Report.

(b)       Reports on Form 8-K

          Announcement of completion of the acquisition of Blackwell Publishing (Holdings) Limited and the related new credit agreement with Bank of America issued on Form 8-K dated as of February 8, 2007.

          Earnings release on the third quarter fiscal 2007 results issued on Form 8-K dated March 8, 2007, which included certain condensed financial statements of the Company.

          Earnings release on the fiscal year 2007 results issued on Form 8-K dated June 21, 2007, which included certain condensed financial statements of the Company.

(c)       Exhibits

2.1 Agreement and Plan of Merger dated as of August 12, 2001, among the Company, HMI Acquisition Corp. and Hungry Minds, Inc. (incorporated by reference to the Company's Report on Form 8-K dated as of August 12,
          2001).

2.2 Scheme of Arrangement dated as of November 21, 2006, among the Company, Wiley Europe Investment Holdings Limited and Blackwell Publishing (Holdings) Limited (incorporated by reference to the Company's Report on Form 8-K dated as of November 21, 2006).

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

10.2 Credit Agreement dated as of February 2, 2007, among the Company and Bank of America, N.A., as Administrative Agent and Swing Line Lender and the Other Lenders Party Hereto (incorporated by reference to the Company's Report on Form 8-K dated as of February 8, 2007).

10.3 Agreement of the Lease dated as of June 7, 2006 between One Wiley Drive, LLC, an independent third party, as landlord and John Wiley and Sons, Inc., as Tenant (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2006).

10.4 Agreement of Lease dated as of August 4, 2000, between, Block A South Waterfront Development L.L.C., as Landlord, and the Company, as Tenant (incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended July 31, 2000).

10.5 Summary of Lease Agreement dated as of March 4, 2005, between, Investa Properties Limited L.L.C. as Landlord, and the Company, as Tenant (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2005).

10.6 Director Stock Plan (incorporated by reference to the Company's Definitive Proxy Statement date August, 2004).

10.7 Executive Annual Incentive Plan (incorporated by reference to the Company's Definitive Proxy Statement dated August 5, 2004).

10.8 2004 Key Employee Stock Plan (incorporated by reference to the Company's Definitive Proxy Statement dated August 5, 2004).

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

10.12 1989 Supplemental Executive Retirement Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30,
          1989).

10.13 Form of the Fiscal Year 2008 Qualified Executive Long Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2007).

10.14 Form of the Fiscal Year 2008 Qualified Executive Annual Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2007).

10.15 Form of the Fiscal Year 2008 Executive Annual Strategic Milestones Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended April 30, 2007).

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

21*       List of Subsidiaries of the Company

23*       Consent of KPMG LLP.

31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1      Certification  of the Chief  Executive  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                         JOHN WILEY & SONS, INC.
                       ---------------------------------------------------------
                                               (Company)



                   By:  /s/    William J. Pesce
                       ---------------------------------------------------------
                               William J. Pesce
                               President and Chief Executive Officer



                   By:  /s/    Ellis E. Cousens
                       ---------------------------------------------------------
                               Ellis E. Cousens
                               Executive Vice President and
                               Chief Financial and Operations Officer



                   By:  /s/    Edward J. Melando
                       ---------------------------------------------------------
                               Edward J. Melando
                               Vice President, Controller and
                               Chief Accounting Officer


                               Dated: June 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons constituting directors of the Company on June 28, 2007.




/s/      Warren J. Baker                   /s/      Eduardo R. Menasce
-------------------------------------      -------------------------------------
         Warren J. Baker                            Eduardo R. Menasce



/s/      Richard M. Hochhauser             /s/      William J. Pesce
-------------------------------------      -------------------------------------
         Richard M. Hochhauser                      William J. Pesce



/s/      Kim Jones                         /s/      William B. Plummer
-------------------------------------      -------------------------------------
         Kim Jones                                  William B. Plummer



/s/      Mathew S. Kissner                 /s/      Bradford Wiley II
-------------------------------------      -------------------------------------
         Mathew S. Kissner                          Bradford Wiley II



/s/      Raymond McDaniel, Jr.             /s/      Peter Booth Wiley
-------------------------------------      -------------------------------------
         Raymond McDaniel, Jr.                      Peter Booth Wiley

                                                                   Exhibit 10.13




                             JOHN WILEY & SONS, INC.
                             -----------------------


              FY 2008 QUALIFIED EXECUTIVE LONG TERM INCENTIVE PLAN
              ----------------------------------------------------


                                  PLAN DOCUMENT
                                  -------------




                                  CONFIDENTIAL
                                  ------------









                                   MAY 1, 2007
                                   -----------

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

Company
John Wiley & Sons, Inc.

business unit
The Company, a business or subsidiary of the Company, or a global unit of the Company.

plan
This FY 2008 Qualified Executive Long Term Incentive Plan.

shareholder plan
The Company's 2004 Key Employee Stock Plan.

plan period
The three year period from May 1, 2007 to April 30, 2010, or a portion of this period, at the discretion of the CC.

Compensation Committee (CC)
The committee of the Company's Board of Directors responsible for the review and approval of executive compensation.

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

financial results
The published, audited financial results of the Company.

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

target incentive
A targeted number of restricted performance shares that a participant is eligible to receive if 100% of his/her/her applicable performance targets are achieved and the participant remains employed by the Company through April 30, 2012, except as otherwise provided in Section VIII.

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

plan-end adjusted restricted performance shares award
The number of restricted performance shares awarded to a participant at the end of the plan cycle after adjustments, if any, are made, as set forth in Sections V and VIII.



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



                    VI.  RESTRICTED PERFORMANCE SHARES AWARD PROVISIONS
                         ----------------------------------------------

A. Restricted performance shares, equal to a participant's target incentive, shall be determined at the beginning of the plan period. In addition to the terms and conditions set forth in the shareholder plan, the restricted period for the plan-end adjusted restricted performance shares award shall be as follows: subject to continued employment except as otherwise set forth in the shareholder plan, the lapse of restrictions on one-half of the restricted performance shares awarded will occur on the first anniversary of the plan period end date (April 30, 2011) at which time the participant will receive a stock certificate in a number of shares equal to one-half of the restricted performance shares awarded with the restrictive legend deleted, and the lapse of restrictions on the remaining half will occur on the second anniversary of the plan period end date (April 30, 2012) at which time the participant will receive a new stock certificate in a number of shares equal to the remaining half with the restrictive legend deleted.

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

                                                                   Exhibit 10.14


                             JOHN WILEY & SONS, INC.
                             -----------------------


                FY 2008 QUALIFIED EXECUTIVE ANNUAL INCENTIVE PLAN


                                  PLAN DOCUMENT
                                  -------------




                                  CONFIDENTIAL
                                  ------------









                                   MAY 1, 2007
                                   -----------

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

Company
John Wiley & Sons, Inc.

business unit
The Company, a business or subsidiary of the Company, or a global unit of the Company.

plan
This FY 2008 Qualified Executive Annual Incentive Plan.

shareholder plan
The Company's 2004 Executive Annual Incentive Plan.

plan period
The twelve-month period from May 1, 2007 to April 30, 2008, or a portion of this period, at the discretion of the CC.

Compensation Committee (CC)
The committee of the Company's Board of Directors responsible for the review and approval of executive compensation.

performance target
A participant's objective to achieve specific financial goals for assigned business criteria in the plan period, as approved by the CC. A performance target comprises all of the financial goals for the business criteria in a business unit.

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

     revenue
     (business) Gross annual revenue, net of actual returns.

     business EBITA
     Operating income before amortization of intangibles.

     GPC EBITA
     business operating income before amortization of intangibles as adjusted for profit earned by other businesses on intercompany transactions.

financial goal
A targeted level of attainment of a given business criteria.

financial results
The published, audited financial results of the Company and the business financial results derived therefrom.

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

base salary
A participant's base salary as of July 1, 2007, or the date of hire or promotion into the plan, if later, adjusted for any amount of time the participant may not be in the plan for reasons of hire, death, disability, retirement and/or termination.

payout
Actual gross dollar amount paid to a participant under the plan, if any, for achievement of assigned performance targets, as further discussed in this plan.

total annual incentive opportunity
The total target amount that a participant is eligible to receive from all annual incentive plans, including this plan.

target incentive percent
The percent applied to the participant's total annual incentive opportunity to determine the target incentive amount for this plan. Generally, for the plan period 2008, the target incentive percent for this plan is 75%.

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

                    V.   PERFORMANCE EVALUATION
                         ----------------------

A.   Financial Results
     -----------------
     1. At the end of the plan period, the financial results for each business unit are compared with that unit's financial goals to determine the payout for each participant.
     2.   In determining the attainment of financial goals,
          a. the impact of foreign exchange gains or losses will be excluded from revenue and business EBITA criteria.
          b. the impact of any of the events (1) through (9) listed in Section 4(b)(ii) of the shareholder plan, if dilutive (causes a reduction in the financial result), will be excluded from the financial results of any affected business unit.
     3.   Award Determination

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

                                                                   Exhibit 10.15


                             JOHN WILEY & SONS, INC.
                             -----------------------


          FY 2008 EXECUTIVE ANNUAL STRATEGIC MILESTONES INCENTIVE PLAN
          ------------------------------------------------------------


                             ADMINISTRATIVE DOCUMENT
                             -----------------------




                                  CONFIDENTIAL
                                  ------------









                                   MAY 1, 2007
                                   -----------

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

Company
John Wiley & Sons, Inc.

plan
The Company's Fiscal Year 2008 Executive Annual Strategic Milestones Incentive Plan described in this document and any written amendments to this document.

plan year
The twelve month period from May 1, 2007 to April 30, 2008, or a portion of this period, at the discretion of the CC.

Compensation Committee (CC)
The committee of the Company's Board of Directors responsible for the review and approval of executive compensation.

strategic milestone
A participant's objective to achieve specific results for FY 2008, including interim revised strategic milestones, if any, as approved and communicated in writing, as described in Sections IV and V below. Strategic milestones are leading indicators of performance.

participant
A person selected to participate in the plan.

base salary
The participant's base salary as of July 1, 2007, or the date of hire or promotion into the plan, if later, adjusted for any increases or decreases during FY 2008, on a prorated basis, and adjusted for any amount of time the participant may not be in the plan for reasons of hire, death, disability, retirement and/or termination.

payout
Actual gross dollar amount paid to a participant under the plan, if any, for achievement of strategic milestones, as further discussed in this plan.

total annual incentive opportunity
The total target amount a participant is eligible to receive from all annual incentive plans, including this plan.

target incentive percent
The percent applied to the participant's total annual incentive opportunity to determine the target incentive amount for this plan. Generally, for the plan year 2008, the target incentive percent for this plan is 25%.

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



                    II.  PLAN OBJECTIVES
                         ---------------

The purpose of the FY 2008 Executive Annual Strategic Milestones Incentive Plan is to enable the Company to reinforce and sustain a culture devoted to excellent performance, reward significant contributions to the success of Wiley, and attract and retain highly qualified executives.



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

          Summary Evaluation               Payout factor range
          < Threshold                      0
            Threshold                      25% - <35%
          > Threshold                    =>35% - <50%
          < Target                       =>50% - <90%
          Target                         =>90% - <=110%
          > Target                       > 110% - <150%
          < Outstanding                  =>150% - <175%
            Outstanding                  =>175% - 200%

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

                                                                      Exhibit 21


                   SUBSIDIARIES OF JOHN WILEY & SONS, INC.(1)

                                                                 Jurisdiction
                                                                   In Which
                                                                 Incorporated
                                                                 ------------

John Wiley & Sons International Rights, Inc.                     Delaware
JWS HQ, LLC                                                      New Jersey
JWS DCM, LLC                                                     New Jersey
Wiley-Liss, Inc.                                                 Delaware
Wiley Publishing Services, Inc.                                  Delaware
Wiley Periodicals, Inc.                                          Delaware
Wiley Subscription Services, Inc.                                Delaware
Blackwell Publishing, Inc.                                       Delaware
    Iowa State University Press                                  Missouri
John Wiley & Sons (Asia) Pte. Ltd.                               Singapore
John Wiley & Sons Australia, Ltd.                                Australia
John Wiley & Sons Canada Limited                                 Canada
John Wiley & Sons (HK) Limited                                   Hong Kong
Wiley HMI Holdings, Inc.                                         Delaware
    Wiley Europe Investment Holdings, Ltd.                       United Kingdom
        Wiley U.K. (Unlimited Co.)                               United Kingdom
           Wiley Europe Ltd.                                     United Kingdom
                John Wiley & Sons, Ltd.                          United Kingdom
                Wiley Heyden Ltd.                                United Kingdom
                Wiley Distribution Services Ltd.                 United Kingdom
                Blackwell Publishing (Holdings) Ltd.             United Kingdom
                    Blackwell Publishing Ltd.                    United Kingdom
                         Blackwell Publishing Singapore          Singapore
                    Blackwell Science Ltd.                       United Kingdom
                         Blackwell Science (Overseas Holdings)   United Kingdom
                             Munksgaard Als                      Denmark
                             Blackwell - Verlag GmbH             Germany
                             Blackwell Pub.  Asia Put. Ltd.      Australia
                             Blackwell Science KK                Japan
                             Blackwell Science (HK) Ltd.         China
        HMI Investment , Inc.                                    Delaware
           Wiley Publishing Inc.                                 Delaware
                Wiley India Private Ltd.                         India
                Wiley Publishing Australia Pty Ltd.              Australia
John Wiley & Sons GmbH                                           Germany
        Wiley-VCH Verlag GmbH & Co. KGaA                         Germany
                GIT Verlag GmbH & Co. KG                         Germany


(1) The names of other subsidiaries that would not constitute a significant subsidiary in the aggregate have been omitted.

                                                                      Exhibit 23

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
John Wiley & Sons, Inc.:

We consent to the incorporation by reference in the Registration Statement Nos. 333-123359, 333-93591, 33-60268 and 33-62605 of John Wiley & Sons, Inc. (the
"Company") of our reports dated June 28, 2007, with respect to the consolidated statements of financial position of John Wiley & Sons, Inc. as of April 30, 2007 and 2006, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows, for each of the years in the three-year period ended April 30, 2007, and the related financial statement schedule, management's assessment of the effectiveness of internal control over financial reporting as of April 30, 2007 and the effectiveness of internal control over financial reporting as of April 30, 2007, which reports appear in the April 30, 2007 annual report on Form 10-K of John Wiley & Sons, Inc. Our report on the consolidated financial statements refers to the Company's adoption of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," as of May 1, 2006 and SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" on April 30, 2007.


/s/  KPMG LLP
New York, New York

June 28,  2007

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

          By:  /s/  William J. Pesce
          --------------------------
                    William J. Pesce
                    President and Chief Executive Officer

                    Dated:  June 28, 2007

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

          By:  /s/  Ellis E. Cousens
                    ----------------
                    Ellis E. Cousens
                    Executive Vice President and
                    Chief Financial and Operations Officer

                    Dated:  June 28, 2007

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of John Wiley & Sons, Inc. (the "Company") on Form 10-K for the year ended April 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William J. Pesce, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/   William J. Pesce
      ----------------
      William J. Pesce
      President and Chief Executive Officer

      Dated:  June 28, 2007

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of John Wiley & Sons, Inc. (the "Company") on Form 10-K for the year ended April 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ellis E. Cousens, Executive Vice President and Chief Financial and Operations Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/   Ellis E. Cousens
      ----------------
      Ellis E. Cousens
      Executive Vice President and
      Chief Financial & Operations Officer

      Dated:  June 28, 2007