Form 10-Q
period 2007-07-31
WILEY JOHN & SONS, INC.
filed 2007-09-07
CIK 107140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended July 31, 2007          Commission File No. 1-11507

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES ACT OF 1934

For the transition period from to

JOHN WILEY & SONS, INC.

(Exact name of Registrant as specified in its charter)

NEW YORK	13-5593032
(State or other jurisdiction of	(I.R.S. Employer Identification No.)

 incorporation or organization)

111 RIVER STREET, HOBOKEN NJ	07030
(Address of principal executive offices)	Zip Code
Registrant’s telephone number, including area code	(201) 748-6000

NOT APPLICABLE

Former name, former address, and former fiscal year,

if changed since last report

Indicate by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer ☐         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the

Exchange Act).   YES ☐ NO ☒

The number of shares outstanding of each of the Registrant’s classes of common stock as of August 31, 2007 were:

Class A, par value $1.00	-	48,133,284
Class B, par value $1.00	-	9,894,687

This is the first page of a 29-page document

JOHN WILEY & SONS, INC.

INDEX

PART I - FINANCIAL INFORMATION	PAGE NO.

Item 1.	Financial Statements.

Condensed Consolidated Statements of Financial Position - Unaudited
as of July 31, 2007 and 2006, and April 30, 2007	3

Condensed Consolidated Statements of Income - Unaudited
for the three months ended July 31, 2007 and 2006	4

Condensed Consolidated Statements of Cash Flows - Unaudited
for the three months ended July 31, 2007 and 2006	5

Notes to Unaudited Condensed Consolidated Financial Statements	6 - 13

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	14 - 21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6.	Exhibits and Reports on Form 8-K	24

SIGNATURES AND CERTIFICATIONS	25 - 27

EXHIBITS	28 - 29

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - UNAUDITED
(In thousands)
	(UNAUDITED)
	July 31,		April 30,
	2007	2006	2007
Assets:
Current Assets
Cash and cash equivalents	$113,806	$25,631	$71,493
Accounts receivable	211,747	170,131	201,407
Inventories	110,949	89,949	112,863
Deferred income tax benefits	16,637	6,218	16,734
Prepaid and other	20,225	11,072	18,683
Total Current Assets	473,364	303,001	421,180

Product Development Assets	81,492	65,106	79,830
Property, Equipment and Technology	124,047	102,212	126,712
Intangible Assets	1,171,771	305,431	1,166,289
Goodwill	711,086	198,833	704,143
Deferred Income Tax Benefits	20,640	6,572	16,568
Other Assets	34,245	28,931	32,136
Total Assets	$2,616,645	$1,010,086	$2,546,858

Liabilities & Shareholders' Equity:
Current Liabilities
Accounts and royalties payable	$141,596	$89,737	$141,567
Deferred revenue	208,510	97,988	305,405
Accrued income taxes	9,945	31,328	9,353
Accrued pension liability	2,139	6,268	2,139
Other accrued liabilities	102,389	52,374	133,662
Current portion of long-term debt	33,750	-	22,500
Total Current Liabilities	498,329	277,695	614,626

Long-Term Debt	1,104,905	200,238	977,721
Accrued Pension Liability	113,444	57,844	112,271
Other Long-Term Liabilities	58,802	32,754	41,174
Deferred Income Tax Liabilities	253,889	11,652	271,558

Shareholders’ Equity
Class A & Class B common stock	83,191	83,191	83,191
Additional paid-in-capital	107,197	79,253	100,013
Retained earnings	706,638	612,783	673,254
Accumulated other comprehensive gain (loss)	36,060	10,803	24,957
Treasury stock	(345,810)	(356,127)	(351,907)
Total Shareholders’ Equity	587,276	429,903	529,508
Total Liabilities & Shareholders' Equity	$2,616,645	$1,010,086	$2,546,858
The accompanying Notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(In thousands except per share information)

	For The Three Months
	Ended July 31,
	2007	2006

Revenue	$388,562	$263,432

Costs and Expenses
Cost of sales	140,634	85,174
Operating and administrative expenses	191,913	139,713
Amortization of intangibles	9,722	3,583
Total Costs and Expenses	342,269	228,470

Operating Income	46,293	34,962

Interest income and other, net	969	477
Interest expense	(17,489)	(2,389)
Net Interest Expense and Other	16,520	(1,912)

Income Before Taxes	29,773	33,050
Benefit/(Provision) For Income Taxes	10,396	(11,105)

Net Income	$40,169	$21,945

Income Per Share
Diluted	$0.68	$0.38
Basic	$0.70	$0.39

Cash Dividends Per Share
Class A Common	$0.11	$0.10
Class B Common	$0.11	$0.10

Average Shares
Diluted	59,086	57,899
Basic	57,418	56,753

The accompanying Notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW – UNAUDITED
(In thousands)
	For The Three Months
	Ended July 31,
	2007	2006
Operating Activities
Net income	$40,169	$21,945
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Amortization of intangibles	9,722	3,583
Amortization of composition costs	10,085	9,260
Depreciation of property, equipment and technology	7,954	6,856
Stock-based compensation (net of tax)	3,478	3,255
Excess tax benefits from stock-based compensation	(2,223)	(128)
Non-cash charges & other	15,320	13,478
Non-cash tax benefits	(15,282)	-
Change in deferred revenue	(97,637)	(47,082)
Net change in operating assets and liabilities, excluding acquisitions	(37,035)	(49,691)
Cash Used for Operating Activities	(65,449)	(38,524)
Investing Activities
Additions to product development assets	(23,772)	(15,651)
Additions to property, equipment and technology	(4,795)	(5,993)
Acquisitions and Acquired Publication Rights	(5,767)	(4,294)
Cash Used for Investing Activities	(34,334)	(25,938)
Financing Activities
Repayment of long-term debt	(197,298)	-
Borrowings of long-term debt	335,710	39,525
Purchase of treasury stock	-	(7,278)
Change in book overdrafts	1,823	(7,162)
Cash dividends	(6,374)	(5,636)
Proceeds from exercise of stock options and other	5,432	566
Excess tax benefits from stock-based compensation	2,223	128
Cash Provided by Financing Activities	141,516	20,143
Effects of Exchange Rate Changes on Cash	580	204
Cash and Cash Equivalents
Increase/(Decrease) for Period	42,313	(44,115)
Balance at Beginning of Period	71,493	69,746
Balance at End of Period	$113,806	$25,631
Supplemental Information
Cash Paid During the Period for:
Interest	$16,132	$1,878
Income taxes	$272	$5,436
The accompanying Notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of John Wiley & Sons, Inc., and Subsidiaries (the “Company”) as of July 31, 2007 and 2006, and results of operations and cash flows for the three month period ended July 31, 2007 and 2006. The results for the three months ended July 31, 2007 are not necessarily indicative of the results expected for the full year. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 2007.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain prior-year amounts have been reclassified to conform to the current year’s presentation.

Under the Company’s cash management system, a book overdraft balance exists for the Company’s primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in the related bank accounts. The Company’s funds are transferred from existing bank account balances or from lines of credit on an as-needed basis to pay for clearing checks. As of July 31, 2007 and 2006 and April 30, 2007, book overdrafts, previously reported in Cash and Cash Equivalents, of $17.6 million, $1.8 million and $15.7 million, respectively, were included in Accounts and Royalties Payable in the Condensed Consolidated Statements of Financial Position. Prior periods have been reclassified to reflect this presentation.

2.	Recent Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”) “Accounting For Uncertainty In Income Taxes”, an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attributes for financial statement recognition of income taxes. As required the Company adopted the provisions of FIN 48 on May 1, 2007.

Upon adoption, the Company recognized a $0.4 million increase to reserves for income taxes, with a corresponding decrease of $0.4 million in retained earnings. As of May 1, 2007, the total amount of unrecognized tax benefits was $30.0 million, of which $4.9 million represented accruals for interest and penalties that were recorded as additional tax expense in accordance with the Company’s accounting policy. If recognized, the Company’s income taxes would be reduced by approximately $25.0 million. The Company does not expect any significant change in the unrecognized tax benefits over the next 12-month period.

The Company files income tax returns in the U.S. and various states and foreign tax jurisdictions. The Company’s major taxing jurisdictions include the United States, the United Kingdom and Germany. With few exceptions, the Company is no longer subject to income tax examinations by tax jurisdictions for years prior to its 2004 fiscal year. All U.S. federal tax years prior to fiscal year 2004 have been audited by the Internal Revenue Service and closed. Various state and foreign tax jurisdictions are in the process of examining tax returns for years ranging from fiscal years 2003 to 2006.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for the Company as of May 1, 2008. The Company is currently assessing the impact, if any, of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to irrevocably elect to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis with the resulting changes in fair value recorded in earnings. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by using different measurement attributes for financial assets and liabilities. The Company is currently evaluating the impact of SFAS 159 to determine the effect, if any, it will have on its consolidated financial statements. The Company is required to adopt SFAS 159 as of May 1, 2008.

3.	Share-Based Compensation

The Company has share-based compensation plans under which employees may be granted options to purchase shares of Company common stock at the fair market value at the time of grant. In addition to stock options, the Company grants performance-based stock awards and restricted stock awards to certain management level employees. The Company recognizes the fair value of share-based compensation in net income on a straight-line basis over the requisite service period. For the first three months ended July 31, 2007 and 2006 the Company recognized share-based compensation, net of tax, of $3.5 million and $3.3 million, respectively.

The following table provides share-based compensation data for shares issued during the respective periods:

	For the Three Months Ended July 31,
	2007	2006
Restricted Stock:
Awards granted (in thousands)	342	337
Weighted average grant price	$47.39	$32.82
Stock Options:
Awards granted (in thousands)	627	640
Weighted average grant price	$48.46	$33.05
Fair market value of grant	$18.42	$12.65

The weighted average Black-Scholes fair value assumptions are as follows:

	For the Three Months Ended July 31,
	2007	2006
Expected life of options (years)	7.7	7.8
Risk-free interest rate	5.1%	5.2%
Expected volatility	27.3%	29.1%
Expected dividend yield	0.9%	1.2%

4.	Comprehensive Income

Comprehensive income was as follows (in thousands):

	For the Three Months Ended July 31,
	2007	2006
Net income	$40,169	$21,945
Change in other comprehensive income, net of taxes:
Foreign currency translation adjustment	8,876	3,134
Unamortized pension and retiree medical, net of tax	800	-
Unrealized gain on interest rate swap	1,427	-
Comprehensive income	$51,272	$25,079

A reconciliation of accumulated other comprehensive gain (loss) follows (in thousands):

	For the Three Months Ended July 31,
	April 30, 2007	Change for Period	July 31, 2007
Foreign currency translation adjustment	$57,224	8,876	$66,100
Unamortized pension and retiree medical, net of tax	(30,465)	800	(29,665)
Unrealized gain (loss) on interest rate swap	(1,802)	1,427	(375)
Total	$24,957	$11,103	$36,060

5.	Weighted Average Shares for Earnings Per Share
A reconciliation of the shares used in the computation of income per share follows (in thousands):

	For the Three Months Ended July 31,
	2007	2006
Weighted average shares outstanding	57,743	57,064
Less: Unearned deferred compensation shares	(325)	(311)
Shares used for basic income per share	57,418	56,753
Dilutive effect of stock options and other stock awards	1,668	1,146
Shares used for diluted income per share	59,086	57,899

For the three months ended July 31, 2007 and 2006, options to purchase Class A Common Stock of 630,214 and 2,604,669 respectively, have been excluded from the shares used for diluted income per share, as their inclusion would have been anti-dilutive. In addition, for the three months ended July 31, 2007 and 2006, unvested restricted shares of 19,000 and zero, respectively, have been excluded as their inclusion would have been anti-dilutive.

6.	Inventories
Inventories were as follows (in thousands):

	As of July 31,		As of April 30,
	2007	2006	2007
Finished goods	$93,721	$77,656	$99,958
Work-in-process	12,485	7,050	9,949
Paper, cloth and other	8,982	8,881	7,094
	115,188	93,587	117,001
LIFO reserve	(4,239)	(3,639)	(4,138)
Total inventories	$110,949	$89,948	$112,863

7.	Acquisitions and Acquired Publication Rights

Fiscal Year 2008:

The Company entered into a contract with Microsoft to develop, publish, and deliver Microsoft Official Academic Curriculum (MOAC) textbooks and e-learning tools to the higher education markets. During the quarter ending July 31, 2007, the Company recorded amounts due under the Microsoft agreement which were primarily allocated to acquired publication rights and are being amortized over a 6-year period.

On July 21, 2007, the Company extended its rights to publish three chemical and environmental engineering journals. The cost of acquired publishing rights is amortized over a 9-year period.

Fiscal Year 2007:

Blackwell Acquisition:

On February 2, 2007 the Company acquired all the outstanding shares of Blackwell Publishing (Holdings) Ltd. (“Blackwell”) for $1.1 billion (£572 million) of cash plus liabilities assumed less cash acquired. Blackwell publishes journals and books for the academic, research and professional markets focused on science, technology, medicine and social sciences and humanities.

The Company accounted for the acquisition using the purchase method of accounting in accordance with the provisions of SFAS No. 141, “Business Combinations” (“SFAS 141”). The total purchase price was preliminarily allocated to Blackwell’s tangible and identifiable intangible assets and liabilities based on their estimated fair values as of February 2, 2007 as set forth below (in thousands):

Current Assets	$332,000
Intangible Assets	843,300
Goodwill	485,900
Other Noncurrent Assets	43,800
Total Assets Acquired	$1,705,000

Deferred Revenue	$172,300
Other Current Liabilities	125,400
Noncurrent Deferred Tax Liabilities	256,500
Other Noncurrent Liabilities	29,800
Total Liabilities Assumed	$584,000
Net Assets Acquired	$1,121,000

Included in current assets above is $188.9 million of cash acquired. The primary areas of purchase price allocation that are not yet finalized consist of Blackwell-related severance and exit costs and taxes. Adjustments to amounts recorded as of the close of the acquisition related to the finalization of Blackwell-related severance and exit costs will result in adjustments to goodwill or will be recorded in post-acquisition operating results, depending on the nature and timing of such adjustments.

On July 20, 2006, the Company acquired the assets of a publisher of two medical journals. The cost of the acquisition was principally allocated to acquired publication rights and is being amortized over a 15-year period.

8.	Segment Information

The Company is a global publisher of print and electronic products, providing content and services to customers worldwide. Core businesses include professional and consumer books and subscription services; scientific, technical, medical and scholarly journals, encyclopedias, books and online products and services; and educational materials for undergraduate and graduate students, and lifelong learners. The Company has publishing, marketing, and distribution centers in the United States, Canada, Europe, Asia, and Australia. The Company’s reportable segments are based on the management reporting structure used to evaluate performance. Segment information is as follows:

	For The Three Months Ended July 31,
	2007			2006
	(thousands)
	External Customers	Inter- segment Sales	Total	External Customers	Inter- segment Sales	Total
Revenue
U.S. segments:
Professional/Trade (a)	$80,516	$9,225	$89,741	$75,524	$8,196	$83,720
Scientific, Technical & Medical (a)	53,857	1,816	55,673	53,513	1,988	55,501
Higher Education	36,368	7,733	44,101	40,174	7,567	47,741
European segment	70,296	5,521	75,817	66,576	5,344	71,920
Blackwell segment	116,013	-	116,013	-	-	-
Asia, Australia & Canada	31,512	443	31,955	27,645	421	28,066
Eliminations	-	(24,738)	(24,738)	-	(23,516)	(23,516)
Total Revenue	$388,562	$ -	$388,562	$263,432	$ -	$263,432
Direct Contribution to Profit
U.S. segments:
Professional/Trade			$20,090			$17,757
Scientific, Technical & Medical			25,000			26,337
Higher Education			14,376			17,053
European segment			23,160			24,118
Blackwell segment			32,119			-
Asia, Australia & Canada			4,969			3,526
Total Direct Contribution to Profit			119,714			88,791
Shared Services and Administrative Costs
Distribution			(14,759)			(12,387)
Information technology			(20,698)			(15,183)
Finance			(15,010)			(8,481)
Other administrative			(22,954)			(17,778)
Total Shared Services and Administrative Costs			(73,421)			(53,829)
Operating Income			$46,293			$34,962

(a) As a result of the integration of Wiley and Blackwell, management responsibility and reporting of certain P/T and STM product lines were realigned as of May 1, 2007. Prior year results have been restated for comparative purposes.

9.	Intangible Assets

Intangible assets, excluding goodwill, consisted of the following (in thousands):

	As of July 31,		As of April 30,
	2007	2006	2007
Intangible assets with indefinite lives:
Brands and trademarks	$206,115	$57,900	$204,549
Acquired publishing rights	120,292	118,466	120,295
	326,407	176,366	324,844

Net intangible assets with determinable lives:
Acquired publishing rights	758,474	113,823	753,893
Brands and trademarks	14,790	14,002	15,098
Covenants not to compete	1,630	1,240	1,834
Customer relationships	70,470	-	70,620
	845,364	129,065	841,445
Total	$1,171,771	$305,431	$1,166,289

10.	Income Taxes

The effective tax rate for the first quarter of fiscal year 2008 was a benefit of 34.9%. The tax provision for the first quarter of fiscal year 2008 included a $15.3 million, or $0.26 per diluted share, deferred tax benefit associated with a new tax law enacted in the United Kingdom (U.K.) on July 19, 2007 that reduced the U.K. corporate income tax rate from 30% to 28%. The benefit recognized by the Company reflects the adjustment required to state all U.K.-related deferred tax balances at the new 28% corporate income tax rate. The new rate is effective April 1, 2008. Excluding the deferred tax benefit described above, the effective tax rates for the first quarter of fiscal year 2008 and 2007 were 16.4% and 33.6%, respectively.

11.	Retirement Plans
The components of net pension expense for the defined benefit plans were as follows:

	For the Three Months Ended July 31,
(Dollars in thousands)	2007	2006
Service Cost	$4,767	$2,965
Interest Cost	5,368	3,476
Expected Return of Plan Assets	(5,525)	(3,297)
Net Amortization of Prior Service Cost	149	179
Recognized Net Actuarial Loss	647	481
Net Pension Expense	$5,406	$3,804

Pension plan contributions were $3.4 million and $2.5 million for the three months ended July 31, 2007 and 2006, respectively.

12.	Subsequent Event

On August 14, 2007, the 2008 Business Tax Reform Act was approved by the German Parliament, which among other legislative tax changes, included a reduction in the German corporate and trade income tax rate by approximately 9%. The other legislative tax changes limit or disallow certain previously deductible costs. As a result of the new law, the Company will be required to adjust its deferred tax balances in the second quarter of fiscal year 2008. The tax changes are retroactive to May 1, 2007. The Company is currently assessing the impact that the new legislation will have on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FIRST QUARTER ENDED JULY 31, 2007

Revenue for the first quarter of fiscal year 2008 of $388.6 million increased 48% from $263.4 million in the prior year’s first quarter, or 46% excluding the favorable impact of foreign exchange. Blackwell Publishing Ltd. (“Blackwell”), which was acquired on February 2, 2007, contributed $116.0 million to the revenue growth in the first quarter. Excluding Blackwell, revenue grew 3% to $272.5 million, or 2% excluding the favorable impact of foreign exchange. Professional/Trade reported strong results for the quarter. Global STM revenue, excluding Blackwell, increased 4% from the prior year including the favorable effect of foreign exchange. Following strong results in the first quarter of fiscal year 2007, U.S. Higher Education reported soft sales in the first quarter. We believe some of the U.S. Higher Education revenue shortfall is due to conservative fall semester ordering by college bookstores.

Gross profit margin for the first quarter of fiscal year 2008 decreased to 63.8% from 67.7% in the prior year mainly due to a lower gross margin on Blackwell sales and the adverse impact of a $6.2 million acquisition accounting adjustment to revenue and gross profit. Excluding the acquisition accounting adjustment, Blackwell’s gross margin was approximately 57.8%. Excluding Blackwell and the effect of foreign exchange, gross profit margin declined 40 basis points to 67.3%.

Operating and administrative expenses increased 37% over the prior year mainly due to $43.7 million of incremental operating expenses related to Blackwell. Operating and administrative expenses excluding Blackwell and the unfavorable impact of foreign exchange increased 4%, principally due to employment costs to support business growth. Amortization of intangibles increased $6.1 million, principally due to acquisitions. The Blackwell acquisition contributed approximately $5.6 million of the increase.

Operating income improved 32% to $46.3 million in the first quarter of fiscal year 2008, including operating income of $15.2 million related to Blackwell. Operating income excluding Blackwell and the unfavorable impact of foreign exchange declined 10% to $31.1 million, principally due to the timing of revenue and planned expense growth. Net interest expense and other increased $14.6 million to $16.5 million, mainly due to finance costs associated with the Blackwell acquisition.

The effective tax rate for the first quarter of fiscal year 2008 was a benefit of 34.9%. In the first quarter of fiscal year 2008, the Company recorded a $15.3 million tax benefit associated with a new tax law enacted in the United Kingdom (U.K.) on July 19, 2007 that reduced the U.K. corporate income tax rate from 30% to 28%. The benefit recognized by the Company reflects the adjustment required to state all U.K.-related deferred tax balances at the new 28% corporate income tax rate which is effective April 1, 2008. The effective tax rates for the first quarter of fiscal years 2008 and 2007 excluding this benefit and without Blackwell were 28.0% and 33.6%, respectively. The decrease was principally due to a $2.4 million resolution of certain foreign tax matters with authorities. Blackwell’s effective tax rate had, and is expected to have, a favorable impact on the Company’s consolidated effective tax rate.

Reported earnings per diluted share and net income for the first quarter of fiscal year 2008 were $0.68 and $40.2 million, respectively. Excluding the non-cash deferred tax benefit, earnings per diluted share for the first quarter of fiscal years 2008 and 2007 were $0.42 and $0.38, respectively. See Non-GAAP Financial Measures described below. Excluding the tax benefit, Blackwell’s results were accretive to net income and earnings per diluted share by approximately $3.2 million and $0.05, respectively.

Based on first quarter results and market conditions, we continue to anticipate annual revenue growth in the mid-to-high single digits and EPS growth in the low-double digits, excluding the Blackwell acquisition and the aforementioned tax benefit.

Non-GAAP Financial Measures: The Company’s management evaluates operating performance excluding unusual and/or nonrecurring events. The Company believes excluding such events provides a more effective and comparable measure of performance. Since adjusted net income and adjusted earnings per share are not measures calculated in accordance with GAAP, they should not be considered as a substitute for other GAAP measures, including net income and earnings per share as indicators of operating performance. Adjusted net income and adjusted earnings per diluted share excluding the tax benefit discussed above are as follows:

Reconciliation of Non-GAAP Financial Disclosure
	For the Three Months Ended July 31,

Net Income (in thousands)	2007	2006
As Reported	$40,169	$21,945
Benefit on Change in U.K. Tax Rate	(15,282)	-
Adjusted	$24,887	$21,945

	For the Three Months Ended July 31,

Earnings Per Diluted Share	2007	2006
As Reported	$0.68	$0.38
Benefit on Change in U.K. Tax Rate	(0.26)	-
Adjusted	$0.42	$0.38

Segment Highlights

Blackwell is reported below as a separate segment. As a result of the integration of Wiley and Blackwell, management responsibility and reporting of certain P/T and STM product lines were realigned as of May 1, 2007. Prior year results have been restated for this realignment for comparative purposes.

Professional/Trade (P/T)

Wiley’s U.S. P/T revenue for the first quarter of fiscal year 2008 advanced 7% to $89.7 million. The solid first quarter performance was led by sales in technology, finance and architecture. Brand licensing and publishing rights continue to contribute to P/T’s growth. Whatsonwhen Ltd., which was acquired in fiscal year 2007, contributed approximately $0.7 million to the top-line growth.

Direct contribution to profit for the first quarter of fiscal year 2008 improved 13% to $20.1 million. For the quarter, direct contribution margin increased 120 basis points to 22.4%, mainly due to product mix and lower provisions for royalty advances as a result of improved sales.

First quarter highlights include the publication of Things I’ve Said by film actor Bruce Dern and Never Give Up by Tedy Bruschi. Technology titles published during the quarter include Creating Web Pages All-in-One Desk Reference For Dummies, 3rd edition by Richard Wagner; Networking for Dummies, 8th edition, by Doug Lowe; SAS For Dummies by Stephen McDaniel and the SAS Institute; and Hacking Windows Vista by Steve Sinchak. Pauline Frommer’s Walt Disney World; Pauline Frommer’s Washington D.C.; and three MTV Guide first editions (England, France, and Roadtrips U.S.A.) were released during the quarter. Several Betty Crocker and Pillsbury cookbooks published, including Just the Two of Us; Kids Cook, 2nd edition; Pillsbury Complete Cookbook Bonus Edition; C’Mon Over; and Bake-off Winners 2006.

The fourth edition of The Leadership Challenge by James M. Kouzes and Barry Z. Posner published in the first quarter. This flagship book has sold more than 1.5 million copies over its 20-year history. Several P/T titles received considerable media and customer attention, including: How by Dov Seidman, which was featured in Thomas Friedman’s column in The New York Times, as well as on Good Morning America and the Charlie Rose show; A Year Without “Made in China” by Sara Bongiorni, which received extensive print, radio, and television coverage; Foreclosure Investing For Dummies by Ralph Robert; Cool Careers For Dummies, 3rd edition by Marty Nemko; and Sesame Street’s C is for Cooking by Susan McQuillan.

Eric Tyson’s Home Buying For Dummies, Patrick Lencioni’s Five Dysfunctions of a Team, Kenneth L. Fisher’s The Only Three Questions that Count and John C. Bogle’s The Little Book of Common Sense continued to enjoy bestseller status.

Frommer’s 50th Anniversary received significant media attention during the first quarter, including an Associated Press story, which appeared in the Dallas Morning News and the Chicago Sun-Times, a USA Today article, and an interview with Arthur Frommer on National Public Radio’s Day to Day. In recognition of this milestone, Frommers.com introduced anniversary content and a blog by Arthur Frommer, featuring travel resources, tips, travel bargains, message boards, and current events.

Several P/T titles were honored with awards. Momentum: Igniting Social Change in the Connected Age by Allison H. Fine received the 2007 Terry McAdam Book Award for Outstanding Contribution to the Advancement of Nonprofit Management. Soul of a New Cuisine by Marcus Samuelsson won the 2007 James Beard Award for best cookbook of the year in the International category. Wiley author James Villas won a 2007 James Beard Foundation Journalism Award for Magazine Feature Writing. Francis D.K. Ching, author of 11 Wiley architecture titles including Form, Space, & Order, 3rd edition, received one of the National Design Awards. Chocolates on the Pillow Aren’t Enough by Jonathan Tisch was named a finalist for the Quill Award for “Best Business Book of the Year”.

Scientific, Technical, and Medical (STM)

U.S. STM revenue of $55.7 million was flat with the previous year's first quarter mainly due to the timing of journal, book and backfile releases. In addition to healthy journal license renewals, several new Enhanced Access Licenses were signed by academic and corporate customers around the world. Excluding Blackwell, global STM revenue was up 4%, including the favorable effect of foreign exchange.

Direct contribution to profit for the first quarter of fiscal year 2008 declined 5% to $25.0 million. Direct contribution margin decreased to 44.9% from 47.5% in the prior year. The decline in margin was primarily due to flat top-line results, while costs have increased as planned.

Customers continue to take advantage of Wiley InterScience's wide range of access options. During the first quarter, the number of visits to Wiley InterScience increased by approximately 50% over prior year.

During the first quarter, U.S. STM signed several new, renewed, and extended contracts with societies to publish their journals, including a multi-year agreement with the American Association of Anatomists, with whom Wiley already partners, to publish Anatomical Sciences Education; the International Society for Autism Research to publish Autism Research; and the International Union of Biochemistry and Molecular Biology (IUBMB) to publish IUBMB Life, which resulted from the Union’s positive experience publishing Biochemistry and Molecular Biology Education with Wiley.

Wiley is one of five STM publishers involved in a pilot project known as CrossCheck, which is designed to detect plagiarism in submitted journal articles. The pilot is administered by CrossRef, a reference-linking service, in conjunction with iParadigms, a plagiarism detection company.

Wiley reached an agreement with the Howard Hughes Medical Institute (HHMI), a major private contributor of biomedical research, to deposit post peer reviewed articles based on HHMI-funded research to PubMedCentral, the National Institutes of Health (NIH) digital archive of biomedical and life sciences journal articles. Wiley will be paid by HHMI.

Language to modify the NIH Public Access policy was included by the U.S. Congress in appropriations legislation that mandates deposit of articles based on NIH-funded research after a 12-month embargo period. Due to the efforts of publishers, including Wiley, the bill requires that the NIH implement its policy in accordance with copyright law. In the German legislature, the Bundesrat announced that “given the predominantly effective competition in the market for scientific information, public intervention is not advisable.”

Higher Education

U.S. Higher Education revenue declined $3.6 million from last year’s strong first quarter to $44.1 million. We believe some of the revenue shortfall is attributed to college bookstores ordering more conservatively for the fall semester than in the past. Higher sales of Microsoft Official Academic Course titles partially offset softness in other areas.

Direct contribution to profit for the first quarter of fiscal year 2008 declined 16% to $14.4 million. Direct contribution margin decreased to 32.6% from 35.7% in the prior year. The decline in margin was primarily driven by lower sales, higher deferred revenue on WileyPLUS sales and lower relative margins on the distribution of Microsoft Official Academic Course titles.

The Company continues to be encouraged by student and faculty interest in WileyPLUS, the integrated suite of content, learning, and teaching tools. While sales of WileyPLUS were strong in the first quarter, the revenue is deferred and recognized over the course of the semester. Given the increased penetration of WileyPLUS, approximately $1 million additional revenue was deferred this quarter as compared to the first quarter of fiscal year 2007. Direct contribution to profit as a percent of revenue declined mainly due to the top-line results.

Several key revisions are planned for the spring semester of this year, including: Intermediate Accounting, 12th edition update by Donald E. Kieso; Managerial Accounting, 4th edition by Jerry J. Weygandt and Paul D.Kimmel and Donald E. Kieso; and Principles of Anatomy and Physiology 12th edition by Gerard J. Tortora. These titles should have a positive effect on the second half of this fiscal year.

During the quarter, Wiley signed an agreement with Gatlin Education Services (GES) for online courses in Emergency Management and in Homeland Security. GES is the world’s largest provider of online workforce development programs. Wiley is the first publisher that GES has partnered with to provide the online course and accompanying textbooks.

Europe

Wiley Europe’s revenue of $75.8 million was up 5% for first quarter, or 1% excluding favorable foreign exchange. Higher P/T revenue was partially offset by the timing of STM publications and lower advertising and backfile revenue. Revenue from The Cochrane Library, an evidence-based medicine collection published in collaboration with the National Health Service in the U.K., was strong as reflected in a 50% increase over the prior year.

Direct contribution to profit for the first quarter of fiscal year 2008 decreased 4% from the prior year, or 3% after adjusting for the effect of favorable foreign exchange. Direct contribution margin, excluding the effect of foreign exchange, decreased to 32.3% from 33.5% in the prior year. The decline was due to product mix and increased royalties.

During the quarter, Wiley Europe extended its agreement with the Royal Meteorological Society to collaborate on a new book series in Advancing Meteorological Sciences, as well as a Wiley Interdisciplinary Review (WIREs) project on Climate Change. Wiley-VCH announced the publication of ChemSusChem, a new journal on sustainable chemistry in collaboration with its European chemical society partners.

Recently published impact factors show very favorable trends for several leading Wiley-VCH journals. In the field of nanoscience and nanotechnology, Small received the highest initial impact factor for a journal specializing in the field. Angewandte Chemie International Edition increased its already impressive impact factor, further strengthening its position as the number one chemistry journal publishing original research and reviews. Electrophoresis increased its impact factor rising for the fourth consecutive year, while Advanced Materials is the second most cited journal in materials science.

The publication of eight travel titles in the U.K. accelerated the global expansion of P/T’s travel guide program and strengthened the position of the Frommer’s brand in markets outside North America. WileyPLUS continues to gain traction in Higher Education markets served by Wiley Europe in the Middle East, where an important new adoption has been won in Saudi Arabia.

Wiley reached an agreement to partner on a series of economic textbooks with the Office of Economic Co-operation & Development, which helps governments address the economic, social, and governance challenges of a global economy.

Blackwell

Blackwell revenue and direct contribution to profit for the first quarter of fiscal year 2008 were $116.0 million and $32.1 million, respectively. Included in these results are $5.6 million of amortization charges for intangible assets related to the acquisition. While not included in direct contribution to profit, interest expense principally related to debt incurred to acquire Blackwell was approximately $15.5 million in the quarter. Blackwell results were accretive to earnings per diluted share by approximately $0.05 in the quarter, excluding the aforementioned one-time tax benefit.

New, renewed, and extended journal publishing relationships were forged during the first quarter with a number of societies, including the Society of Academic Emergency Medicine; International Life Sciences Institute; American College of Veterinary Internal Medicine; Canadian Society for Chemical Engineering; American Society of Transplant Surgeons and the American Society of Transplantation; International Society on Thrombosis and Haemostasis; Society for the Study of Addiction; International Association for the Scientific Study of Intellectual Disabilities; Institute of Psychoanalysis; the International Society for Bipolar Disorders; and others.

According to the Thomson ISI® 2006 ISI Journal Citation Reports, Wiley and Blackwell combined now publish more journals in the Social Science Citation Index than any other publisher. A third of these titles experienced significant increases in impact factors, more than any other publisher. In the life sciences, Ecology Letters increased its impact factor for the third consecutive year, retaining its position as the most highly cited primary research journal in ecology.

As part of Wiley’s mission to help foster best practices in the scientific publishing industry, Blackwell published Peer Review and Manuscript Management in Scientific Journals: Guidelines for Good Practice by Irene Hames, the Managing Editor of The Plant Journal. The book is a practical manual published in association with the Association of Learned and Professional Society Publishers.

An innovative service, known as the Executive Seminars, was sponsored in London, Washington, Tokyo, Copenhagen, and Seoul. These events are aimed at current and potential society clients and feature talks by eminent external speakers on topics ranging from general STM publishing topics, such as ethics, peer review, and Web 2.0, to the practical aspects of publishing a journal. The seminars provide useful information to society clients, while enhancing the Company’s status as an industry leader and attractive partner.

During the quarter, the merger of Wiley’s STM business and Blackwell continued with particular emphasis on the integration of systems, processes, policies and procedures. Since July 1st, all Blackwell books and reference works are being sold and promoted by Wiley’s sales forces throughout the Asia/Pacific and Europe, Middle East and Africa regions, resulting in opportunities to generate incremental revenue and cost synergies. We have also consolidated the institutional and corporate sales forces.

Critical decisions concerning publishing technology systems have been made and communicated. We are in the process of harmonizing financial management systems and reporting, content management, customer service and fulfillment and customer databases. We will shortly announce a plan and timeline for the integration of the Wiley and Blackwell online journals platforms.

Asia, Australia, and Canada

Wiley’s revenue in Asia, Australia, and Canada advanced 14% to $32.0 million, or 9% excluding favorable foreign exchange. Strong sales across all businesses in Asia, Higher Education sales in Australia, and P/T results in Canada contributed to the first quarter growth. Direct contribution to profit for the first quarter of fiscal year 2008 increased $0.4 million to $5.0 million after adjusting for the effect of favorable foreign exchange.

India was a significant contributor to first quarter results in Asia. Through the acquisition of Wiley Dreamtech (India) Private Ltd., in fiscal year 2006, the Company established direct access to the retail higher education markets in India, yielding robust sales for Wiley titles. P/T sales also climbed due to increased technology title adoptions and a growing retail market.

Wiley Australia began the year strongly with textbook adaptations and custom publications contributing to the growth. Wiley was the joint recipient of the Australian Awards for Excellence in Educational Publishing in the Tertiary Adaptation Single Title category for Principles of Accounting by Jerry J. Weygandt.

Wiley Canada results were driven by P/T sales. International sales of Canadian P/T titles nearly doubled from prior year, primarily due to strong frontlist and backlist titles with global appeal. Technology products and consumer cooking titles contributed to the year-on-year growth. P/T products selling into the higher education market also showed strong gains.

Shared Services and Administrative Costs

Shared services and administrative costs for the first quarter of fiscal year 2008 increased 36% to $73.4 million, mainly due to $16.9 million of incremental shared service and administrative costs related to Blackwell. Shared service and administrative costs excluding Blackwell and unfavorable foreign exchange increased 3% mainly due to higher employment costs to support business growth.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Cash and Cash Equivalents balance was $113.8 million at the end of the first quarter 2008, compared with $25.6 million a year earlier. Cash Used by Operating Activities in the first quarter of fiscal year 2008 was $65.4 million compared with $38.5 million in the prior year. Included in Cash Used for Operating Activities is a use specifically related to post-acquisition Blackwell operations of approximately $26.0 million.

The first quarter of fiscal year 2008 Change in Deferred Revenue was a use of $97.6 million compared with $47.1 million in the previous year. The increase over the previous period was mainly due to the recognition of non-cash Blackwell journal subscription revenue. Cash for calendar year 2007 Blackwell journal subscriptions was received from November 2006 through January 2007. The revenue is recognized evenly over the 2007 calendar year. Due to the timing of the Blackwell acquisition (February 2, 2007), most cash for the current calendar year was received by Blackwell prior to the acquisition and was retained in the acquired business. Cash used for Changes in Operating Assets and Liabilities improved approximately $13.0 million to $37.0 million principally due to lower tax payments and lower trade receivables.

Cash Used for Investing Activities for the first quarter 2008 was $34.3 million compared to $25.9 million in the prior year. The Company invested $5.8 million in acquisitions of publishing assets and rights compared to $4.3 million in the prior year. Projected product development and property, equipment and technology capital spending for fiscal year 2008 is forecast to be approximately $105 million and $60 million, respectively, including incremental ongoing spending associated with Blackwell and significant one-time integration-related capital spending to merge the operations of the two businesses.

First quarter of fiscal year 2008 investments in product development and property, plant and equipment increased approximately $6.9 million, including $6.7 million related to Blackwell. The increase primarily reflects increased spending for author advances and composition costs.

Cash provided by Financing Activities was $141.5 million in the first quarter of fiscal 2008, as compared to $20.1 million in the prior period. Financing activities in both periods included net borrowings under the credit facility to finance operations, payments of dividends to shareholders and the benefit of proceeds from stock option exercises. The Company increased its quarterly dividend to shareholders by 10% to $0.11 per share versus $0.10 per share in the prior year.

The Company believes its cash balances together with existing credit facilities are sufficient to meet its obligations. At July 31, 2007 the Company had approximately $1.1 billion of debt outstanding and approximately $253.4 million of unused borrowing capacity.

“Safe Harbor” Statement under the

Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements concerning the Company’s operations, performance, and financial condition. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those in any forward-looking statements. Any such forward-looking statements are based upon a number of assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change based on many important factors. Such factors include, but are not limited to (i) the level of investment in new technologies and products; (ii) subscriber renewal rates for the Company’s journals; (iii) the financial stability and liquidity of journal subscription agents; (iv) the consolidation of book wholesalers and retail accounts; (v) the market position and financial stability of key online retailers; (vi) the seasonal nature of the Company’s educational business and the impact of the used book market; (vii) worldwide economic and political conditions; and (viii) the Company’s ability to protect its copyrights and other intellectual property worldwide; (ix) the ability of the Company to successfully integrate acquired operations and realize expected opportunities; (x) other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is exposed to market risk primarily related to interest rates, foreign exchange, and credit risk. It is the Company’s policy to monitor these exposures and to use derivative financial investments and/or insurance contracts from time to time to reduce fluctuations in earnings and cash flows when it is deemed appropriate to do so. The Company does not use derivative financial instruments for trading or speculative purposes.

Interest Rates

The Company had $1.1 billion of variable rate loans outstanding at July 31, 2007, which approximated fair value. On February 16, 2007, the Company entered into an interest rate swap agreement, designated as a cash flow hedge as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The hedge fixes a portion of the variable interest due on a portion of the new Term Loan. Under the terms of the interest rate swap, the Company will pay a fixed rate of 5.076% and will receive a variable rate of interest based on three month LIBOR (as defined) from the counter party which will be reset every three months for a four-year period ending February 8, 2011. The notional amount of the rate swap is initially $660 million which will decline through February 8, 2011, based on the expected amortization of the Term Loan. It is management’s intention that the notional amount of the interest rate swap be less than the Term Loan outstanding during the life of the derivative. During the first quarter of fiscal year 2008, the Company recognized a gain in the hedge contract of approximately $0.4 million which is reflected in interest expense. At July 31, 2007, the aggregate fair value of the interest rate swap is a net loss of $0.2 million which is included in Other Long Term Liabilities in the Consolidated Statements of Financial Position. On an annual basis, a hypothetical one percent change in interest rates for the $478.7 million of unhedged variable rate debt would affect net income and cash flow by approximately $3.1 million.

Sales Return Reserves

Sales return reserves, net of estimated inventory and royalty costs, are reported as a reduction of accounts receivable in the Condensed Consolidated Statement of Financial Position and amounted to $56.1 million as of July 31, 2007 and April 30, 2007. The Company provides for sales returns based upon historical experience. A change in the pattern of trends in returns could affect the estimated allowance. On an annual basis, a hypothetical one percent change in the estimated sales return rate could affect net income by approximately $3.5 million.

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

Customer Credit Risk

The Company’s business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 7% of total consolidated revenue, the top 10 book customers account for approximately 22% of total consolidated revenue and approximately 42% of total gross trade accounts receivable at April 30, 2007.

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

In addition, there were no changes in the Company’s internal controls over financial reporting during the first fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter ending on July 31, 2007 the Company did not repurchase shares of Common Stock under its stock repurchase program. Under the current share repurchase program approved by the Company’s Board of Directors in June 2005, the Company has authorization to purchase up to approximately 1.9 million additional shares of its Class A Common Stock as of July 31, 2007.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
99.1	– 18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer
99.2	– 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

(b)	The following reports on Form 8-K were furnished to the Securities and Exchange Commission since the filing of the Company’s 10-K on June 29, 2007.
i.	Earnings release on the first quarter fiscal 2008 results issued on Form 8-K dated September 12, 2007 which included the condensed financial statements of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

JOHN WILEY & SONS, INC.
Registrant

By	/s/ William J. Pesce
_______________________
William J. Pesce
President and
Chief Executive Officer

By	/s/ Ellis E. Cousens
_______________________
Ellis E. Cousens
Executive Vice President and
Chief Financial & Operations Officer

By	/s/ Edward J. Melando
_______________________
Edward J. Melando
Vice President, Controller and
Chief Accounting Officer

Dated: September 7, 2007

CERTIFICATIONS PERSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the Company and we have:

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

c.

Evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

d.

Disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of the board of directors:

a.

all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting that are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

By	/s/ William J. Pesce
_______________________
William J. Pesce
President and
Chief Executive Officer

Dated: September 7, 2007

I, Ellis E. Cousens, certify that:

I have reviewed this quarterly report on Form 10-Q of John Wiley & Sons, Inc.:

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented

The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the Company and we have:

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

c.

Evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

d.

Disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of the board of directors:

a.

all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting that are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

By	/s/ Ellis E. Cousens
_______________________
Ellis E. Cousens
Executive Vice President and
Chief Financial & Operations Officer

Dated: September 7, 2007

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of John Wiley & Sons, Inc. (the “Company”) on Form 10-Q for the period ending July 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William J. Pesce, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934 (as amended), as applicable; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ William J. Pesce

William J. Pesce

President and

Chief Executive Officer

Dated: September 7, 2007

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of John Wiley & Sons, Inc. (the “Company”) on Form 10-Q for the period ending July 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ellis E. Cousens, Executive Vice President and Chief Financial & Operations Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

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

Dated: September 7, 2007