Form 10-Q
period 2007-10-31
WILEY JOHN & SONS, INC.
filed 2007-12-10
CIK 107140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended October 31, 2007	Commission File No. 1-11507

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES ACT OF 1934

For the transition period from_____ to _____

JOHN WILEY & SONS, INC.

(Exact name of Registrant as specified in its charter)

NEW YORK	13-5593032
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
111 RIVER STREET, HOBOKEN NJ	07030
(Address of principal executive offices)	Zip Code
Registrant’s telephone number, including area code	(201) 748-6000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

The number of shares outstanding of each of the Registrant’s classes of common stock as of November 30, 2007 were:

Class A, par value $1.00	-	48,540,043
Class B, par value $1.00	-	9,894,487

This is the first page of a 35-page document

JOHN WILEY & SONS, INC.

INDEX

PART I	-	FINANCIAL INFORMATION	PAGE NO.

Item 1.		Financial Statements.

		Condensed Consolidated Statements of Financial Position - Unaudited as of October 31, 2007 and 2006, and April 30, 2007	3

		Condensed Consolidated Statements of Income – Unaudited for the three and six months ended October 31, 2007 and 2006	4

		Condensed Consolidated Statements of Cash Flows – Unaudited for the six months ended October 31, 2007 and 2006	5

		Notes to Unaudited Condensed Consolidated Financial Statements	6-15

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-26

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.		Controls and Procedures	29

PART II	-	OTHER INFORMATION

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 5.		Submission of Matters to a Vote of Security Holders	29-30

Item 6.		Exhibits and Reports on Form 8-K	30

SIGNATURES AND CERTIFICATIONS			31-33

EXHIBITS			34-35

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - UNAUDITED
(In thousands)

	October 31,		April 30,
	2007	2006	2007
Assets:
Current Assets
Cash and cash equivalents	$64,020	$25,239	$71,493
Accounts receivable	231,776	173,682	201,407
Inventories	113,442	90,433	112,863
Deferred income tax benefits	14,990	7,508	16,734
Prepaid and other	19,883	10,904	18,683
Total Current Assets	444,111	307,766	421,180

Product Development Assets	84,918	65,942	79,830
Property, Equipment and Technology	129,626	104,006	126,712
Intangible Assets	1,176,518	304,681	1,166,289
Goodwill	708,130	205,090	704,143
Deferred Income Tax Benefits	31,296	8,961	16,568
Other Assets	40,399	29,289	32,136
Total Assets	$2,614,998	$1,025,735	$2,546,858

Liabilities & Shareholders' Equity:
Current Liabilities
Accounts and royalties payable	$188,670	$93,880	$141,567
Deferred revenue	122,319	67,381	305,405
Accrued income taxes	5,175	20,762	9,353
Accrued pension liability	2,408	6,295	2,139
Other accrued liabilities	118,637	62,025	133,662
Current portion of long-term debt	45,000	-	22,500
Total Current Liabilities	482,209	250,343	614,626

Long-Term Debt	1,067,355	207,794	977,721
Accrued Pension Liability	98,697	59,846	112,271
Other Long-Term Liabilities	76,283	33,573	41,174
Deferred Income Tax Liabilities	238,439	13,350	271,558

Shareholders’ Equity
Class A & Class B common stock	83,191	83,191	83,191
Additional paid-in-capital	117,886	84,328	100,013
Retained earnings	738,639	636,956	673,254
Accumulated other comprehensive income	52,463	11,927	24,957
Treasury stock	(340,164)	(355,573)	(351,907)
Total Shareholders’ Equity	652,015	460,829	529,508
Total Liabilities & Shareholders' Equity	$2,614,998	$1,025,735	$2,546,858
The accompanying Notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(In thousands except per share information)

	For The Three Months		For The Six Months
	Ended October 31,		Ended October 31,
	2007	2006	2007	2006

Revenue	$423,046	$284,502	$811,608	$547,934

Costs and Expenses
Cost of sales	139,232	93,296	279,866	178,470
Operating and administrative expenses	211,986	145,577	403,899	285,290
Amortization of intangibles	9,909	3,596	19,631	7,179
Total Costs and Expenses	361,127	242,469	703,396	470,939

Operating Income	61,919	42,033	108,212	76,995

Interest income and other, net	1,193	61	2,161	538
Interest expense	(18,094)	(2,852)	(35,582)	(5,241)
Net Interest Expense and Other	(16,901)	(2,791)	(33,421)	(4,703)

Income Before Taxes	45,018	39,242	74,791	72,292
Provision/(Benefit) For Income Taxes	6,628	9,350	(3,768)	20,455

Net Income	$38,390	$29,892	$78,559	$51,837

Income Per Share
Diluted	$0.65	$0.52	$1.33	$0.89
Basic	$0.67	$0.53	$1.37	$0.91

Cash Dividends Per Share
Class A Common	$0.11	$0.10	$0.22	$0.20
Class B Common	$0.11	$0.10	$0.22	$0.20

Average Shares
Diluted	59,147	57,971	59,109	57,928
Basic	57,619	56,777	57,516	56,763

The accompanying Notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW – UNAUDITED
(In thousands)
	For The Six Months
	Ended October 31,
	2007	2006
Operating Activities
Net income	$78,559	$51,837
Adjustments to reconcile net income to cash used for operating activities:
Amortization of intangibles	19,631	7,179
Amortization of composition costs	20,794	18,375
Depreciation of property, equipment and technology	16,176	13,894
Stock-based compensation (net of tax)	7,281	6,198
Excess tax benefits from stock-based compensation	(6,603)	(418)
Non-cash charges & other	10,273	32,466
Non-cash tax benefits	(18,663)	(4,193)
Change in deferred revenue	(185,457)	(77,945)
Net change in operating assets and liabilities, excluding acquisitions	(14,442)	(59,064)
Cash Used for Operating Activities	(72,451)	(11,671)
Investing Activities
Additions to product development assets	(47,530)	(34,837)
Additions to property, equipment and technology	(17,032)	(13,019)
Acquisitions and acquired publication rights	(3,311)	(13,480)
Cash Used for Investing Activities	(67,873)	(61,336)
Financing Activities
Repayment of long-term debt	(283,800)	-
Borrowings of long-term debt	395,879	45,245
Purchase of treasury stock	-	(7,278)
Change in book overdrafts	14,620	(324)
Cash dividends	(12,763)	(11,355)
Proceeds from exercise of stock options and other	11,588	1,537
Excess tax benefits from stock-based compensation	6,603	418
Cash Provided by Financing Activities	132,127	28,243
Effects of Exchange Rate Changes on Cash	724	257
Cash and Cash Equivalents
Decrease for the Period	(7,473)	(44,507)
Balance at Beginning of Period	71,493	69,746
Balance at End of Period	$64,020	$25,239
Supplemental Information
Cash Paid During the Period for:
Interest	$34,567	$4,359
Income taxes	$8,204	$25,629
The accompanying Notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of John Wiley & Sons, Inc., and Subsidiaries (the “Company”) as of October 31, 2007 and 2006, and results of operations and cash flows for the three and six month periods ended October 31, 2007 and 2006. The results for the three and six months ended October 31, 2007 are not necessarily indicative of the results expected for the full year. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 2007.

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

Under the Company’s cash management system, a book overdraft balance exists for the Company’s primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in the related bank accounts. The Company’s funds are transferred from existing bank account balances or from lines of credit on an as-needed basis to pay for clearing checks. As of October 31, 2006 and April 30, 2007, book overdrafts, which were previously reported in Cash and Cash Equivalents, of $8.7 million and $15.7 million, respectively, have now been reclassified into Accounts and Royalties Payable in the Condensed Consolidated Statements of Financial Position to conform to the current presentation. As of October 31, 2007 $30.4 million of book overdrafts were included in Accounts and Royalties Payable.

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

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). In November 2007, the FASB issued a partial deferral of the statement’s effective date. SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Included in the deferral, the FASB agreed to a one-year delay of the fair value measurement requirement for certain nonfinancial assets and liabilities. The Company plans to adopt SFAS 157 as of May 1, 2008 for assets and liabilities not subject to the deferral and as of May 1, 2009 for those nonfinancial assets and liabilities subject to the deferral. The Company is currently assessing the impact, if any, of SFAS 157 on its consolidated financial statements.

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

The Company has share-based compensation plans under which employees may be granted options to purchase shares of Company common stock at the fair market value at the time of grant. In addition to stock options, the Company grants performance-based stock awards and restricted stock awards to certain management level employees. The Company recognizes the fair value of share-based compensation in net income on a straight-line basis over the requisite service period. For the three months ended October 31, 2007 and 2006, the Company recognized share-based compensation, net of tax, of $3.8 and $2.9 million, respectively. For the six months ended October 31, 2007 and 2006, the Company recognized share-based compensation, net of tax, of $7.3 and $6.2 million, respectively.

The following table provides share-based compensation data for shares issued during the respective periods:

	For the Six Months Ended October 31,
	2007	2006
Restricted Stock:
Awards granted (in thousands)	342	337
Weighted average grant price	$47.39	$32.82
Stock Options:
Awards granted (in thousands)	627	640
Weighted average grant price	$48.46	$33.05
Fair market value of grant	$18.42	$12.65

The weighted average Black-Scholes fair value assumptions are as follows:

	For the Three and Six Months Ended October 31,
	2007	2006
Expected life of options (years)	7.7	7.8
Risk-free interest rate	5.1%	5.2%
Expected volatility	27.3%	29.1%
Expected dividend yield	0.9%	1.2%

4.	Comprehensive Income

Comprehensive income was as follows (in thousands):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2007	2006	2007	2006
Net income	$ 38,390	$29,892	$ 78,559	$51,837
Changes in other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	20,748	1,124	29,624	4,258
Unamortized pension and retiree medical, net of tax	198	-	998	-
Unrealized loss on interest rate swaps, net of tax	(4,543)	-	(3,116)	-
Comprehensive income	$ 54,793	$31,016	$106,065	$56,095

A reconciliation of accumulated other comprehensive income (loss) follows (in thousands):

	For the Three Months Ended October 31,
	July 31, 2007	Change for Period	October 31, 2007
Foreign currency translation adjustment	$66,100	$20,748	$86,848
Unamortized pension and retiree medical, net of tax	(29,665)	198	(29,467)
Unrealized loss on interest rate swaps, net of tax	(375)	(4,543)	(4,918)
Total	$36,060	$16,403	$52,463

	For the Six Months Ended October 31,
	April 30, 2007	Change for Period	October 31, 2007
Foreign currency translation adjustment	$57,224	29,624	$86,848
Unamortized pension and retiree medical, net of tax	(30,465)	998	(29,467)
Unrealized loss on interest rate swaps, net of tax	(1,802)	(3,116)	(4,918)
Total	$24,957	$27,506	$52,463

5.	Weighted Average Shares for Earnings Per Share
A reconciliation of the shares used in the computation of income per share follows (in thousands):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2007	2006	2007	2006
Weighted average shares outstanding	58,107	57,178	57,925	57,121
Less: Unearned deferred compensation shares	(488)	(401)	(409)	(358)
Shares used for basic income per share	57,619	56,777	57,516	56,763
Dilutive effect of stock options and other stock awards	1,528	1,194	1,593	1,165
Shares used for diluted income per share	59,147	57,971	59,109	57,928

For the three and six months ended October 31, 2007 and 2006, options to purchase Class A Common Stock of 1,605,093 and 2,597,669 respectively, have been excluded from the shares used for diluted income per share, as their inclusion would have been anti-dilutive. In addition, for the three and six months ended October 31, 2007 and 2006, unearned restricted shares of 19,000 and zero, respectively, have been excluded as their inclusion would have been anti-dilutive.

6.	Inventories
Inventories were as follows (in thousands):

	As of October 31,		As of April 30,
	2007	2006	2007
Finished goods	$96,073	$79,534	$99,958
Work-in-process	10,911	6,577	9,949
Paper, cloth and other	10,796	8,061	7,094
	117,780	94,172	117,001
LIFO reserve	(4,338)	(3,739)	(4,138)
Total inventories	$113,442	$90,433	$112,863

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

On June 21, 2007, the Company extended its rights to publish three chemical and environmental engineering journals. The cost of acquired publishing rights is amortized over a 9-year period.

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

Included in current assets above is $188.9 million of cash acquired. The primary areas of purchase price allocation that are not yet finalized consist of Blackwell-related severance and exit costs and taxes. Adjustments to amounts recorded as of the close of the acquisition related to the finalization of Blackwell-related severance and exit costs will result in adjustments to goodwill or will be recorded in post-acquisition operating results, depending on the nature and timing of such adjustments. During the second quarter of fiscal year 2008, the Company decreased Goodwill by $13.3 million reflecting an adjustment to income taxes in the acquisition purchase price allocation.

Other Acquisitions:

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

	For The Three Months Ended October 31,
	2007			2006
	(thousands)
	External Customers	Inter- segment Sales	Total	External Customers	Inter- segment Sales	Total
Revenue
U.S. segments:
Professional/Trade (a)	$98,141	$10,992	$109,133	$91,767	$10,264	$102,031
Scientific, Technical & Medical(a)	54,013	2,377	56,390	52,720	2,423	55,143
Higher Education	32,678	9,936	42,614	32,737	9,240	41,977
European segment	83,102	6,097	89,199	75,627	5,209	80,836
Blackwell segment	116,243	-	116,243	-	-	-
Asia, Australia & Canada	38,869	674	39,543	31,651	585	32,236
Eliminations	-	(30,076)	(30,076)	-	(27,721)	(27,721)
Total Revenue	$423,046	$ -	$423,046	$284,502	$ -	$284,502
Direct Contribution to Profit
U.S. segments:
Professional/Trade			$33,004			$27,448
Scientific, Technical & Medical			24,466			24,829
Higher Education			10,516			11,969
European segment			30,538			28,160
Blackwell segment			32,674			-
Asia, Australia & Canada			9,689			5,930
Total Direct Contribution to Profit			140,887			98,336
Shared Services and Administrative Costs
Distribution			(15,042)			(13,092)
Information technology			(21,814)			(15,318)
Finance			(15,489)			(9,299)
Other administrative			(26,623)			(18,594)
Total Shared Services and Administrative Costs			(78,968)			(56,303)
Operating Income			$61,919			$42,033

	For The Six Months Ended October 31,
	2007			2006
	(thousands)
	External Customers	Inter- segment Sales	Total	External Customers	Inter- segment Sales	Total
Revenue
U.S. segments:
Professional/Trade (a)	$178,657	$20,217	$198,874	$167,291	$18,460	$185,751
Scientific, Technical & Medical (a)	107,870	4,193	112,063	106,233	4,411	110,644
Higher Education	69,046	17,669	86,715	72,911	16,807	89,718
European segment	153,398	11,618	165,016	142,203	10,553	152,756
Blackwell segment	232,256	-	232,256	-	-	-
Asia, Australia & Canada	70,381	1,117	71,498	59,296	1,006	60,302
Eliminations	-	(54,814)	(54,814)	-	(51,237)	(51,237)
Total Revenue	$811,608	$ -	$811,608	$547,934	$ -	$547,934
Direct Contribution to Profit
U.S. segments:
Professional/Trade			$53,094			$45,206
Scientific, Technical & Medical			49,466			51,165
Higher Education			24,892			29,022
European segment			53,698			52,278
Blackwell segment			64,793			-
Asia, Australia & Canada			14,658			9,456
Total Direct Contribution to Profit			260,601			187,127
Shared Services and Administrative Costs
Distribution			(29,801)			(25,479)
Information technology			(42,512)			(30,501)
Finance			(30,499)			(17,780)
Other administrative			(49,577)			(36,372)
Total Shared Services and Administrative Costs			(152,389)			(110,132)
Operating Income			$108,212			$76,995

(a)

As a result of the integration of Wiley and Blackwell, management responsibility and reporting of certain P/T and STM product lines were realigned as of May 1, 2007. Prior year results have been restated for comparative purposes.

9.	Intangible Assets

Intangible assets, excluding goodwill, consisted of the following (in thousands):

	As of October 31,		As of April 30,
	2007	2006	2007
Intangible assets with indefinite lives:
Brands and trademarks	$208,165	$57,900	$204,549
Acquired publishing rights	121,691	118,281	120,295
	329,856	176,181	324,844

Net intangible assets with determinable lives:
Acquired publishing rights	760,221	111,252	753,893
Brands and trademarks	14,488	15,613	15,098
Covenants not to compete	1,427	1,635	1,834
Customer relationships	70,526	-	70,620
	846,662	128,500	841,445
Total	$1,176,518	$304,681	$1,166,289

10.	Income Taxes

The effective tax rate for the first six months of fiscal year 2008 was a benefit of 5.0%. The tax provision for the first six months of fiscal year 2008 included an $18.7 million, or $0.32 per diluted share, deferred tax benefit associated with new tax legislation enacted in the United Kingdom (U.K.) and Germany that reduced the corporate income tax rates from approximately 30% to 28% and 39% to 29%, respectively. The benefits recognized by the Company reflect the adjustments required to record all U.K. and Germany deferred tax balances at the new corporate income tax rates. Excluding the deferred tax benefits described above, the effective tax rate for the first six months of fiscal year 2008 was 19.9%. Also included in the tax provision for the first six months of fiscal year 2008 was a $3.6 million tax benefit related to the resolution of certain foreign tax matters with authorities.

The effective tax rate for the first six months of fiscal year 2007 was 28.3%. The tax provision for the first six months of fiscal year 2007 included $4.2 million, or $0.07 per diluted share, of tax benefits recorded in the second quarter of fiscal year 2007 related to the finalization of tax audits for fiscal years 2002 and 2003. Excluding the tax benefits described above, the effective tax rate for the first six months of fiscal year 2007 was 34.1%

11.	Retirement Plans
The components of net pension expense for the defined benefit plans were as follows:

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
(Dollars in thousands)	2007	2006	2007	2006
Service Cost	$4,847	$2,983	$9,614	$5,948
Interest Cost	5,463	3,499	10,831	6,975
Expected Return of Plan Assets	(5,621)	(3,320)	(11,146)	(6,617)
Net Amortization of Prior Service Cost	185	180	334	359
Recognized Net Actuarial Loss	625	489	1,272	970
Net Pension Expense	$5,499	$3,831	$10,905	$7,635

Pension plan contributions were $29.5 million and $4.5 million for the six months ended October 31, 2007 and 2006, respectively. The contributions for the six months ended October 31, 2007 include approximately $23.0 million that was paid into the Blackwell pension plan in accordance with the terms of the acquisition agreement.

12.	Financial Instruments

On October 19, 2007, the Company entered into an interest rate swap agreement, designated by the Company as a cash flow hedge as defined under SFAS no. 133, “Accounting for Derivative Instruments and Hedging Activities”. The hedge will fix a portion of the variable interest due on the Revolving Credit Facility. Under the terms of the interest rate swap, the Company will pay a fixed rate of 4.60% and will receive a variable rate of interest at three month LIBOR (as defined) from the counterparty which will be reset every three months for a three-year period ending August 8, 2010. The notional amount of the rate swap is $100 million. It is management’s intention that the notional amount of the interest rate swap be less than the Revolving Credit Facility outstanding during the life of the derivative.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SECOND QUARTER ENDED OCTOBER 31, 2007

Revenue for the second quarter of fiscal year 2008 of $423.0 million increased 49% from $284.5 million in the prior year’s second quarter, or 46% excluding the favorable impact of foreign exchange. Blackwell Publishing Ltd. (“Blackwell”), which was acquired on February 2, 2007, contributed $116.2 million to the revenue growth in the second quarter. Excluding Blackwell, revenue grew 8% to $306.8 million, or 5% excluding the favorable impact of foreign exchange. The Company’s global Professional/Trade business reported strong results for the quarter. Global Higher Education and STM revenue, excluding Blackwell, increased modestly from strong results in the second quarter of fiscal year 2007. Gross profit margin for the second quarter of fiscal year 2008 decreased slightly to 67.1% from 67.2% in the prior year.

Operating and administrative expenses increased 46% over the prior year mainly due to $57.8 million of incremental operating expenses related to Blackwell. Operating and administrative expenses excluding Blackwell and the unfavorable impact of foreign exchange increased 4%, principally due to higher employment, sales and marketing costs to support business growth, partially offset by a $1.8 million recovery of a portion of the bad debt associated with the Advanced Marketing Services (“AMS”) bankruptcy in the third quarter of fiscal year 2007. Amortization of intangibles increased $6.3 million, principally due to the Blackwell acquisition.

Operating income improved 47% to $61.9 million in the second quarter of fiscal year 2008, including operating income of $14.5 million related to Blackwell. Operating income excluding Blackwell and the favorable impact of foreign exchange improved 9% to $47.5 million, principally due to higher global P/T revenue and the bad debt recoveries. Net interest expense and other increased $14.1 million to $16.9 million, mainly due to finance costs associated with the Blackwell acquisition.

The effective tax rate for the second quarter of fiscal year 2008 was 14.7%. In the second quarter of fiscal year 2008, the Company recorded a $3.4 million tax benefit associated with a new tax legislation that reduced the corporate income tax rate in Germany from approximately 39% to 29%. The benefit recognized by the Company reflects the adjustment required to restate all deferred tax balances at the new corporate income tax rate which was effective May 1, 2007. The effective tax rate for the second quarter of fiscal year 2007 was 23.8%. In the second quarter of fiscal year 2007, the Company recorded a $4.2 million tax benefit associated with the finalization of tax audits for fiscal years 2002 and 2003. The effective tax rates for the second quarter of fiscal years 2008 and 2007 excluding these benefits and without Blackwell were 30.4% and 34.5%, respectively. The decrease was principally due to a $1.3 million tax benefit associated with the favorable resolution of certain foreign tax matters with authorities. Blackwell’s effective tax rate had, and is expected to have, a favorable impact on the Company’s consolidated effective tax rate.

Reported earnings per diluted share and net income for the second quarter of fiscal year 2008 were $0.65 and $38.4 million, respectively. Excluding the non-cash deferred tax benefits described above, earnings per diluted share for the second quarter of fiscal years 2008 and 2007 were $0.59 and $0.44, respectively. See Non-GAAP Financial Measures described below. Blackwell’s results for the second quarter were accretive to net income and earnings per diluted share by approximately $2.3 million and $0.04, respectively.

Based on year-to-date results and market conditions, the Company continues to anticipate annual revenue growth in the mid-to-high single digits and EPS growth in the low-double digits, excluding the Blackwell acquisition and the aforementioned tax benefits. Previously, our guidance for Blackwell indicated revenue of approximately $450 million, with a dilutive effect on EPS of less than $0.10 per share.  We are confident that Blackwell’s fiscal year 2008 revenue will exceed $450 million, partly due to favorable foreign exchange. Our current forecast indicates that the acquisition will be accretive to EPS by approximately $0.10.

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

Reconciliation of Non-GAAP Financial Disclosure
	For the Three Months Ended October 31,
Net Income (in thousands)	2007	2006
As Reported	$38,390	$29,892
Benefit on Finalization of Tax Audits	-	(4,193)
Benefit on Change in Germany Tax Rate	(3,381)	-
Adjusted	$35,009	$25,699

	For the Three Months Ended October 31,
Earnings Per Diluted Share	2007	2006
As Reported	$0.65	$0.52
Benefit on Finalization of Tax Audits	-	(0.07)
Benefit on Change in Germany Tax Rate	(0.06)	-
Adjusted	$0.59	$0.44

Segment Highlights

Blackwell is reported below as a separate segment. As a result of the integration of Wiley and Blackwell, management responsibility and reporting of certain P/T and STM product lines were realigned as of May 1, 2007. Prior year results have been restated for this realignment for comparative purposes.

Professional/Trade (P/T)

Wiley’s U.S. P/T revenue for the second quarter of fiscal year 2008 advanced 7% to $109.1 million. The strong performance was driven by the technology, business, psychology, architecture and culinary publishing programs. Licensing of content rights world-wide continues to have a positive impact on results, growing over prior year by approximately 25% in the quarter. Sales through online channels, national and retail accounts, and specialty retailers were all robust. Whatsonwhen Ltd., which was acquired in fiscal year 2007, contributed approximately $0.8 million to the revenue growth.

Direct contribution to profit for the second quarter increased 20% to $33.0 million. For the quarter, direct contribution margin increased 330 basis points to 30.2%, mainly due to favorable product mix and the recovery of a portion of the bad debt associated with the Advanced Marketing Services bankruptcy in the prior year.

Second quarter highlights include the publication of Mobs, Messiahs, and Markets by William Bonner and Lila Rajiva of Agora; Results That Last: Hardwiring Behaviors That Will Take Your Company to the Top by Quint Studer; The Key: The Missing Secret for Attracting Anything You Want by Jo Vitale; Leading By Example by New Mexico Governor Bill Richardson; PCs For Dummies 11th edition by Dan Gookin; Mutual Funds For Dummies 5th edition by Eric Tyson; Cisco Certified Networking Associate Study Guide 6th edition by Todd Lammle; Creating Your World: The Official Guide to Advanced Content Creation for Second Life by Amy Weber; and Weight Watcher’s All-Time Favorites.

P/T launched several online initiatives during the second quarter, notably Student LPI (Leadership Practices Inventory) Online; which makes the successful print content available to online users, with added benefits and functionality; ten Sybex TestSuccess products, powered by ExamWeb, that offer online practice tests and additional study material for technology certification exams; six audio podcasts that support The Leadership Challenge Leadercast Series, the best-selling book and popular workshop; and WroxBlox, which are downloadable pdfs that keep customers up-to-date on cutting-edge technology topics.

Scientific, Technical, and Medical (STM)

U.S. STM revenue of $56.4 million increased 2% over the prior year’s second quarter. Journal subscription revenue and book sales contributed to the improvement over the solid prior year results. Direct contribution to profit for the second quarter of fiscal year 2008 declined 1% to $24.5 million. Direct contribution margin decreased to 43.4% from 45.0% in the prior year. The decline in margin was primarily due to product mix and higher costs associated with new business and journal titles.

During the quarter, STM signed an exclusive agreement to co-publish in the Americas, Asia, Africa, and the Middle East, the book program of ISTE Ltd., which is the English-language publishing arm of the French company, Hermes Science. Wiley will co-publish approximately 60 books each year in the fields of electrical, civil, and mechanical engineering; information and communications technology; numerical methods; materials science; digital science and image processing; and networks. The high quality and focus of the ISTE titles complements Wiley’s publishing strategy and builds on its strengths as a global leader in engineering book publishing.

A number of innovative products published during the second quarter, including InfoPOEMs for Gastroenterologists, in collaboration with the American College of Gastroenterology, as a monthly 8-page print supplement to the American Journal of Gastroenterology. Wachter’s World, the Company’s first medical blog, launched in October in collaboration with The Society of Hospital Medicine (SHM). Dr. Robert Wachter, who is co-founder of SHM, coined the term “hospitalist” to describe physicians in the fastest growing field in medicine.

During the quarter, Wiley attracted customers through a number of online marketing initiatives. Electronic versions of major reference works on Wiley InterScience were opened up for Google indexing at the beginning of the fiscal year, resulting in a significant increase in text downloads. Wiley’s feature box on the Royal Society of Chemistry’s Website became the most visited advertisement on that site.

Molecules and Medicine by Nobel Laureate Professor E.J. Corey published during the quarter. The book, which covers more than 100 drugs and the way they operate in the body, is unique in that it is accessible to medical professionals and laypersons.

Higher Education

U.S. Higher Education revenue increased 2% over the prior year’s second quarter to $42.6 million. Improvement in the sciences and continued strength in sales of Microsoft Official Academic Course (MOAC) titles were partially offset by softness in the engineering, business, and accounting programs. Signs of improvement were evident in the quarter and we expect that a strong second semester publishing schedule will have a positive effect on sales during the balance of the fiscal year.

Direct contribution to profit for the second quarter of fiscal year 2008 declined 12% to $10.5 million. Direct contribution margin decreased to 24.6% from 28.5% in the prior year. The decline in margin was primarily driven by higher deferred revenue on WileyPLUS sales, lower relative margins on the planned distribution of Microsoft Official Academic Course titles and higher composition costs.

WileyPLUS continues to gain momentum around the world. Digital-only is the fastest growing sales model for WileyPLUS. Revenue for WileyPLUS is deferred and recognized over the course of the semester, as opposed to textbook sales, which are recognized immediately upon sale. The deferral of WileyPLUS revenue was approximately $0.8 million higher than the second quarter of fiscal year 2007. The recognition of this revenue will occur principally in the second half of this fiscal year.

Wiley is positioned to benefit from the continuing shift of sales through the online channel. Building on the Company’s excellent relationships with customers, sales of Higher Education publications through the online channel are up 70% so far this fiscal year. For example, Wiley is extending its successful partnership with Amazon by participating in promotions, as well as creating new marketing vehicles.

Key revisions, which will contribute to revenue in the second half of this fiscal year, include Kieso/Intermediate Accounting 12th edition update; Weygandt/Managerial Accounting 4th edition; Dawson/Dicho 8th edition; deBlij/Regions 13th edition; and Hein/Introduction to General Organic Biochemistry 9th edition.

In the second quarter, Wiley teamed up with Scholastic to create the Wiley/Scholastic Library of Children’s Books, a collection of ten titles from Scholastic that is available to adopters of the new Wiley title by Amy Flint, Literate Lives: Teaching Reading and Writing in the Elementary Classroom. Many of these titles are referenced in Literate Lives.

Reimportation of textbooks into the U.S. and piracy continue to affect results, especially in engineering and business. The Company is making strides combating these problems through aggressive monitoring of suspicious buying behavior and tailoring textbooks for distinct local markets. Wiley is one of three publishers to reach an out-of-court settlement with several defendants charged with importing, promoting, and selling unauthorized foreign versions of textbooks on major Websites. The defendants agreed to pay an undisclosed sum to the publishers; cease their illegal commerce; and recall copies previously distributed and currently available through retailers.

Europe

Wiley Europe’s revenue for the second quarter of fiscal year 2008 of $89.2 million was up 10% from the prior year, or 5% excluding favorable foreign exchange. The revenue growth was primarily driven by increased journal subscription revenue and sales of indigenous STM and P/T books.

Direct contribution to profit for the second quarter of fiscal year 2008 increased 8% from the prior year, or 5% after adjusting for the effect of favorable foreign exchange. Direct contribution margin of 34.2%, excluding the effect of foreign exchange, was flat with the prior year.

Several important new journals launched during the quarter. Biofuels, Bioproducts and Biorefining, a new journal from Wiley and the Society of Chemical Industry (SCI) launched in August. The first new SCI journal in 30 years, the inaugural issue received considerable attention from customers and the media globally, and has already been accepted for coverage in Chemical Abstracts. Wiley will now manage the editorial offices of SCI’s peer-reviewed journals, Journal of Chemical Technology and Biotechnology; Journal of the Science of Food and Agriculture; Pest Management Science; and Polymer International. SCI and Wiley also extended their agreement to publish these journals.

ChemSusChem, a journal dedicated to chemistry and sustainability, was launched at the biannual meeting of the German Chemical Society and at the annual General Assembly of the Italian Chemical Society, two of the thirteen European Chemical Society partners who co-own the journal with Wiley. The volume of manuscript submissions during its first two months set a record at Wiley for similar ventures.

The Royal Geographical Society has joined The Royal Meteorological Society in endorsing Wiley Interdisciplinary Reviews (WIRES) on Climate Change. Both organizations are highly engaged in the science of climate change and bring prestige and visibility to Wiley’s project. The Human Proteome Organisation has endorsed Proteomics and Proteomics-Clinical Applications as their official journals.

Wiley-VCH, through its Ernst & Sohn imprint, won its bid to publish Felsbau with the Austrian Society for Geomechanics. The journal will publish in English and German. The first English-language edition of Ernst & Sohn’s Beton-und Stahlbetonbau (Concrete and Reinforced Concrete Structures) published in September. The German-language version has been published for more than a century.

Blackwell

Blackwell revenue and direct contribution to profit for the second quarter of fiscal year 2008 were $116.2 million and $32.7 million, respectively. Included in these results are $5.7 million of amortization charges for intangible assets related to the acquisition. While not included in direct contribution to profit, interest expense principally related to debt incurred to acquire Blackwell was approximately $17.5 million in the quarter. Blackwell results were accretive to earnings per diluted share by approximately $0.04 in the quarter.

Contributing to Blackwell’s results was its success in attracting new and extending existing society journals business. A notable new society partnership was forged with the American Anthropological Association (AAA) to publish the entire AAA portfolio, including its portal Anthrosource; nineteen journals, including American Anthropologist and American Ethnologist; seven newsletters; and two book series. Other key signings include the RAND Journal of Economics, which is one of the most important journals in applied microeconomics; the Journal of Forensic Nursing with the International Association of Forensic Nurses; Special Care Dentistry with the Special Care Dentistry Association; Basic and Applied Pathology, a new co-owned journal in association with eight Korean pathology societies; and the Journal of Diabetes, a new co-owned journal in association with Ruijin Hospital in Shanghai. Important renewals include publishing relationships with the Policy Studies Organisation to publish Policy Studies Journal, Review of Policy Research, and Politics and Policy and to launch a new journal in 2009, Asian Politics and Policy; the Association for the Publication of the Journal of Internal Medicine; and the Society of Applied Microbiology to publish Journal of Applied Microbiology and Letters in Applied Microbiology.

The complete journals backfile of the International Union of Crystallography went live offering more than 160,000 pages of content that is the core journal literature in this interdisciplinary field that overlaps areas of biology, chemistry, and the physical sciences. Blackwell Reference Online, which was cited by Choice as “an outstanding academic resource” has been enhanced by the addition of new companion and handbook titles. The Blackwell Philosophy and Popular Culture Series, edited by William Irwin, successfully launched its sixth book in a year, The Daily Show and Philosophy, edited by Jason Holt.

The British Medical Association recognized ten Blackwell titles with book awards in September, including Paediatrics and Child Health 2nd edition by Mary Rudolf, which won first prize in its category.

Asia, Australia, and Canada

Wiley’s second quarter revenue in Asia, Australia, and Canada advanced from prior year by 23% to $39.5 million, or 15% excluding favorable foreign exchange. Direct contribution to profit, excluding favorable foreign exchange, grew by approximately $2.0 million in the second quarter. Direct contribution margin, excluding the effect of foreign exchange, increased by approximately 280 basis points to 21.2% mainly due to favorable product mix including the sale of lower cost indigenous titles.

Wiley Asia reported strong second quarter sales in India, China, Malaysia, and Thailand. Wiley Asia is building momentum as the Company’s newest STM publishing center, while the P/T program continues to expand. Translation licensing and custom publishing remained strong in Asia during the quarter.

Wiley Australia solid performance was mainly due to strong indigenous School and Higher Education sales. Its introduction of Blackman/Chemistry, an adaptation of three U.S. textbooks that meets the curriculum needs in Australia, has been successful. Six Wiley Desktop Editions published during the quarter, as did The Jacaranda Primary Atlas 3rd edition for the School market. Several P/T books were well received, including $1 Million for Life by Ashley Ormond; Top Stocks 2008 by Martin Roth; Business the Richard Branson Way by Des Dearlove; Three Signs of a Miserable Job by Patrick Lencioni; and the new audio French For Dummies (with CD).

Wiley Canada enjoyed a strong second quarter in its Higher Education and P/T businesses. Contributing to the growth were sales of technology, For Dummies, Frommer’s and various business titles. New editions of Strahler/Physical Geography, Black/Business Statistics, Murck/Visualizing Geology, and indigenous titles, such as Booth, Cleary/Introduction to Finance and Schermerhorn/Management, were stand-out performers.

Shared Services and Administrative Costs

Shared services and administrative costs for the second quarter of fiscal year 2008 increased 40% to $79.0 million, mainly due to $18.3 million of incremental shared service and administrative costs related to Blackwell. Shared services and administrative costs excluding Blackwell and unfavorable foreign exchange increased 6%, mainly due to higher employment costs to support business growth and higher facility costs.

SIX MONTHS ENDED OCTOBER 31, 2007

Revenue for the first half of fiscal year 2008 of $811.6 million increased 48% from $547.9 million in the prior year, or 46% excluding the favorable impact of foreign exchange. Blackwell Publishing Ltd. (“Blackwell”), which was acquired on February 2, 2007, contributed $232.3 million to the revenue growth for the six-month period. Excluding Blackwell, revenue grew 6% to $579.4 million, or 4% excluding the favorable impact of foreign exchange. Strong growth in the Company’s global Professional/Trade business was partially offset by lower revenue from the U.S. Higher Education business. Gross profit margin for the six-month period, excluding Blackwell, decreased to 67.2% from 67.4% in the prior year.

Operating and administrative expenses for the first half of fiscal year 2008 increased 42% over the prior year mainly due to $101.4 million of incremental operating expenses related to Blackwell. Operating and administrative expenses excluding Blackwell and the unfavorable impact of foreign exchange increased 4%, principally due to higher planned employment costs and increased sales, advertising, marketing and editorial costs to support business growth. Incremental operating expenses related to Whatsonwhen Ltd., which was acquired in fiscal year 2007 was partially offset by a $1.8 million recovery of a portion of the bad debt associated with the Advanced Marketing Services (“AMS”) bankruptcy in the third quarter of fiscal year 2007. Amortization of intangibles increased $12.5 million, principally due to the Blackwell acquisition.

Operating income improved 41% to $108.2 million in the first half of fiscal year 2008, including operating income of $29.6 million related to Blackwell. Operating income excluding Blackwell and the favorable impact of foreign exchange was flat with the prior year period as revenue growth was offset by higher planned operating expenses. Net interest expense and other increased $28.7 million to $33.4 million, mainly due to finance costs associated with the Blackwell acquisition.

The effective tax rate for the first half of fiscal year 2008 was a benefit of 5.0% compared to a provision of 28.3% in the prior year period. In the first half of fiscal year 2008, the Company recorded an $18.7 million tax benefit associated with new tax legislation enacted in the United Kingdom (U.K.) and Germany that reduced the corporate income tax rates from approximately 30% to 28% and 39% to 29%, respectively. The benefits recognized by the Company reflect the adjustments required to restate all applicable deferred tax balances at the new income tax rates. The new tax rates are effective in Germany as of May 1, 2007 and in the U.K. as of April 1, 2008. The tax provision for the first six months of fiscal year 2007 included tax benefits of $4.2 million related to the finalization of tax audits for fiscal years 2002 and 2003. The effective tax rates for the first six months of fiscal years 2008 and 2007 were 19.9% and 34.1%, respectively, excluding Blackwell and the tax benefits described above. The decrease was principally due to $3.6 million of tax benefits associated with the resolution of certain foreign tax matters with authorities. Blackwell’s effective tax rate had, and is expected to have, a favorable impact on the Company’s consolidated effective tax rate.

Reported earnings per diluted share and net income for the first six months of fiscal year 2008 were $1.33 and $78.6 million, respectively. Excluding the non-cash deferred tax benefits described above, earnings per diluted share for the first six months of fiscal years 2008 and 2007 were $1.01 and $0.82, respectively. See Non-GAAP Financial Measures described below. Excluding the tax benefits, Blackwell’s results were accretive to net income and earnings per diluted share by approximately $5.6 million and $0.09, respectively.

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

Reconciliation of Non-GAAP Financial Disclosure
	For the Six Months Ended October 31,
Net Income (in thousands)	2007	2006
As Reported	$78,559	$51,837
Benefit on Finalization of Tax Audits	-	(4,193)
Benefit on Changes in U.K. and Germany Tax Rates	(18,663)	-
Adjusted	$59,896	$47,644

	For the Six Months Ended October 31,
Earnings Per Diluted Share	2007	2006
As Reported	$1.33	$0.89
Benefit on Finalization of Tax Audits	-	(0.07)
Benefit on Changes in U.K. and Germany Tax Rates	(0.32)	-
Adjusted	$1.01	$0.82

Segment Highlights

Blackwell is reported below as a separate segment. As a result of the integration of Wiley and Blackwell, management responsibility and reporting of certain P/T and STM product lines were realigned as of May 1, 2007. Prior year results have been restated for this realignment for comparative purposes.

Professional/Trade (P/T)

U.S. P/T revenue for the first half of fiscal year 2008 advanced 7% over the prior year. The strong performance was driven by the technology, business, psychology and architecture publishing programs. Licensing of content rights world-wide continues to have a positive impact on results, growing over prior year by approximately 25%. Whatsonwhen Ltd., which was acquired in fiscal year 2007, contributed approximately $1.4 million to the revenue growth. Direct contribution to profit for the first half of fiscal year 2008 increased 17%. For the first six months of fiscal year 2008, direct contribution margin increased 240 basis points to 26.7%, mainly due to favorable product mix and the recovery of a portion of the bad debt associated with the Advanced Marketing Services bankruptcy in the prior year, partially offset by accelerated advertising costs in the current period.

Scientific, Technical, and Medical (STM)

U.S. STM revenue for the first six months of fiscal year 2008 increased 1% over the prior year as higher journal subscription revenue, improved book sales and higher advertising revenue were partially offset by the timing of backfile publications. Direct contribution to profit for the first half of fiscal year 2008 declined 3%. Direct contribution margin for the first six months of fiscal year 2008 decreased to 44.1% from 46.2% in the prior year.

The decline in margin was primarily due to unfavorable product mix and higher costs associated with new business and journal titles.

Higher Education

Revenue of Wiley’s U.S. Higher Education business decreased 3% from the prior year period as higher sales of Microsoft Official Academic Course titles and improvement in the sciences were more than offset by softness in the engineering, business and accounting programs and higher deferred revenue on WileyPLUS sales. Direct contribution to profit for the first half of fiscal year 2008 declined 14%. Direct contribution margin for the first six months of fiscal year 2008 decreased to 28.7% from 32.3% in the prior year. The decline in margin was primarily driven by higher deferred revenue on WileyPLUS sales, lower relative margins on the planned distribution of Microsoft Official Academic Course titles and higher product and marketing development spending to support business growth. The deferral of WileyPLUS revenue was approximately $1.9 million higher in the first half of fiscal year 2008 compared to the prior year period. The recognition of this revenue will occur principally in the second half of this fiscal year.

Europe

Wiley Europe’s first half revenue was up 8% over prior year, or 3% excluding favorable foreign exchange. The revenue growth was primarily driven by increased journal subscription revenue and increased sales of P/T and STM books and Microsoft Official Academic Course titles. Revenue from The Cochrane Library, an evidence-based medicine collection published in collaboration with the National Health Service in the U.K., was strong as reflected in the 19% year-on-year growth for the six-month period. Direct contribution to profit for the first six months of fiscal year 2008 increased 3% from the prior year, or 2% after adjusting for the effect of favorable foreign exchange. Direct contribution margin, excluding the effect of foreign exchange, declined to 33.7% from 34.2% in the prior year. The decline in margin is primarily due to increased royalties and editorial costs.

Blackwell

Blackwell revenue and direct contribution to profit for first six months of fiscal year 2008 were $232.3 million and $64.8 million, respectively. Included in these results are $11.3 million of amortization charges for intangible assets related to the acquisition. While not included in direct contribution to profit, interest expense principally related to debt incurred to acquire Blackwell was approximately $33.9 million in the first half of fiscal year 2008. Blackwell results were accretive to earnings per diluted share by approximately $0.09 for the first six months of fiscal year 2008, excluding the aforementioned nonrecurring tax benefit from the new tax legislation in the U.K.

Asia, Australia, and Canada

Wiley’s revenue in Asia, Australia, and Canada was up 19% over prior year, or 12% excluding favorable foreign exchange. Direct contribution to profit, excluding favorable foreign exchange, grew by approximately $2.4 million during the first half of fiscal year 2008. Direct contribution margin, excluding the effect of foreign exchange, increased by 190 basis points to 17.5% mainly due to favorable product mix.

Shared Services and Administrative Costs

Shared services and administrative costs for the first six months of fiscal year 2008 increased 38% to $152.4 million, mainly due to $35.3 million of incremental shared services and administrative costs related to Blackwell. Shared services and administrative costs excluding Blackwell and unfavorable foreign exchange increased 4%, mainly due to higher employment costs to support business growth and higher facility costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Cash and Cash Equivalents balance was $64.0 million at the end of the second quarter 2008, compared with $25.2 million a year earlier.

Cash Used by Operating Activities in the second quarter of fiscal year 2008 was $72.5 million compared with $11.7 million in the prior year. Included in Cash Used for Operating Activities is a use specifically related to the recognition of non-cash Blackwell journal subscription revenue of approximately $107.8 million which is reflected as a change in deferred revenue. Cash for calendar year 2007 Blackwell journal subscriptions was primarily received from November 2006 through January 2007. The revenue is recognized evenly over the 2007 calendar year. Due to the timing of the Blackwell acquisition (February 2, 2007), most cash for the current calendar year was received by Blackwell prior to the acquisition and was retained in the acquired business. The decrease in non-cash charges and other is mainly due to a Blackwell pension plan contribution of approximately $23 million. Cash used for changes in operating assets and liabilities improved approximately $44.6 million to $14.4 million principally due to an increase in royalties payable primarily related to Blackwell and lower tax payments partially offset by higher trade receivables.

Cash Used for Investing Activities for the first six months of fiscal year 2008 was $67.9 million compared to $61.3 million in the prior year. The Company invested $3.3 million in acquisitions of publishing assets and rights compared to $13.5 million in the prior year. The first six months of fiscal year 2008 included higher investments in product development and property, plant and equipment of approximately $16.7 million, including $12.1 million related to Blackwell. The increase primarily reflects increased spending for author advances and composition costs.

Projected product development and property, equipment and technology capital spending for fiscal year 2008 is forecast to be approximately $105 million and $60 million, respectively, including incremental ongoing spending associated with Blackwell and significant nonrecurring integration-related capital spending to merge the operations of the two businesses.

Cash provided by Financing Activities was $132.1 million in the first half of fiscal 2008, as compared to $28.2 million in the prior period. Financing activities in both periods included net borrowings under the existing credit facility to finance operations, the payment of dividends to shareholders and proceeds from stock option exercises. The Company increased its quarterly dividend to shareholders by 10% to $0.11 per share versus $0.10 per share in the prior year.

On October 19, 2007, the Company entered into an interest rate swap agreement, designated by the Company as a cash flow hedge as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The hedge will fix a portion of the variable interest due on the Revolving Credit Facility. Under the terms of the interest rate swap, the Company will pay a fixed rate of 4.60% and will receive a variable rate of interest at three month LIBOR (as defined) from the counterparty which will be reset every three months for a three-year period ending August 8, 2010. The notional amount of the rate swap is $100 million. It is management's intention that the notional amount of the interest rate swap be less than the Revolving Credit Facility outstanding during the life of the derivative.

The Company believes its cash balances together with existing credit facilities are sufficient to meet its obligations. At October 31, 2007 the Company had approximately $1.1 billion of debt outstanding and approximately $281.2 million of unused borrowing capacity.

“Safe Harbor” Statement under the

Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements concerning the Company’s operations, performance, and financial condition. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those in any forward-looking statements. Any such forward-looking statements are based upon a number of assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change based on many important factors. Such factors include, but are not limited to (i) the level of investment in new technologies and products; (ii) subscriber renewal rates for the Company’s journals; (iii) the financial stability and liquidity of journal subscription agents; (iv) the consolidation of book wholesalers and retail accounts; (v) the market position and financial stability of key online retailers; (vi) the seasonal nature of the Company’s educational business and the impact of the used book market; (vii) worldwide economic and political conditions; and (viii) the Company’s ability to protect its copyrights and other intellectual property worldwide; (ix) the ability of the Company to successfully integrate acquired operations and realize expected opportunities and (x) other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

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

Interest Rates

The Company had $1.1 billion of variable rate loans outstanding at October 31, 2007, which approximated fair value. On February 16, 2007, the Company entered into an interest rate swap agreement, designated as a cash flow hedge as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The hedge fixes a portion of the variable interest due on a portion of the Term Loan. Under the terms of the interest rate swap, the Company will pay a fixed rate of 5.076% and will receive a variable rate of interest based on three month LIBOR (as defined) from the counter party which will be reset every three months for a four-year period ending February 8, 2011. The notional amount of the rate swap is initially $660 million which will decline through February 8, 2011, based on the expected amortization of the Term Loan.

On October 19, 2007, the Company entered into an additional interest rate swap agreement, designated by the Company as a cash flow hedge that will fix a portion of the variable interest due on the Revolving Credit Facility. Under the terms of this interest rate swap, the Company will pay a fixed rate of 4.60% and will receive a variable rate of interest based on three month LIBOR (as defined) from the counterparty which will be reset every three months for a three-year period ending August 8, 2010. The notional amount of the rate swap is $100 million.

It is management’s intention that the notional amount of interest rate swaps be less than the Term Loan and the Revolving Credit Facility outstanding during the life of the derivatives. During the first six months of fiscal year 2008, the Company recognized a gain on its hedge contracts of approximately $0.9 million which is reflected in interest expense. At October 31, 2007, the aggregate fair value of the interest rate swaps is a net loss of $6.9 million which is included in Other Long Term Liabilities in the Consolidated Statements of Financial Position. On an annual basis, a hypothetical one percent change in interest rates for the $352.4 million of unhedged variable rate debt as of October 31, 2007 would affect net income and cash flow by approximately $2.3 million.

Sales Return Reserves

Sales return reserves, net of estimated inventory and royalty costs, are reported as a reduction of accounts receivable in the Condensed Consolidated Statement of Financial Position and amounted to $61.1 and $56.1 million as of October 31, 2007 and April 30, 2007, respectively. The Company provides for sales returns based upon historical experience. A change in the pattern of trends in returns could affect the estimated allowance. On an annual basis, a hypothetical one percent change in the estimated sales return rate could affect net income by approximately $3.4 million.

Foreign Exchange Rates

The Company is exposed to foreign exchange movements primarily in Sterling, Euros, Canadian and Australian dollars, and certain Asian currencies. Under certain circumstances, the Company may enter into derivative financial instruments in the form of foreign currency forward contracts as a hedge against specific transactions, including inter-company purchases. There are no such instruments outstanding as of October 31, 2007. The Company does not use derivative financial instruments for trading or speculative purposes.

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

The Company’s business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 7% of total consolidated journal and book revenue, the top 10 book customers account for approximately 22% of total consolidated revenue and approximately 42% of total gross trade accounts receivable at April 30, 2007.

Ability to Successfully Integrate Key Acquisitions

The Company’s growth strategy includes title, imprint and business acquisitions which complement the Company’s existing businesses; the development of new products and services; designing and implementing new methods of delivering products to our customers, and organic growth of existing brands and titles. Acquisitions may have a substantial impact on costs, revenues, cash flows, and financial position such as, the Company’s acquisition of Blackwell Publishing (Holdings) Ltd. (“Blackwell”) more fully described in Note 4 of the 2007 fiscal year annual report. Acquisitions involve risks and uncertainties, including difficulties in integrating acquired operations and in realizing expected opportunities, diversions of management resources and loss of key employees, challenges with respect to operating new businesses, debt incurred in financing such acquisitions, and other unanticipated problems and liabilities.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter ending on October 31, 2007 the Company did not repurchase shares of Common Stock under its stock repurchase program. Under the current share repurchase program approved by the Company’s Board of Directors in June 2005, the Company has authorization to purchase up to approximately 1.9 million additional shares of its Class A Common Stock as of October 31, 2007.

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the annual meeting of shareholders of the Company on September 20, 2007. All significant contracts were filed with the Securities and Exchange Commission as exhibits to the Company’s Shareholder Proxy Statement on August 7, 2007.

Election of Directors

Ten directors as indicated in the Proxy Statement were elected to the Board, three of whom were elected by the holders of Class A common stock, and seven by the holders of Class B common stock.

Proposal to Ratify the Appointment of KPMG LLP as Independent Public Accountants for the Year Ending April 30, 2008.

The holders of Class A and Class b shares voted together as a single class on this matter, with each outstanding share of Class A stock entitled to one-tenth (1/10) of one vote and each outstanding share of Class B stock entitled to one vote.

The proposal was ratified as follows:

Votes For	13,930,147
Votes Against	28,411
Abstentions	7,098

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
99.1	– 18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer
99.2	– 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

(b)

The following reports on Form 8-K were furnished to the Securities and Exchange Commission since the filing of the Company’s 10-Q on September 7, 2007.

i.  Earnings release on the second quarter fiscal 2008 results issued on Form 8-K dated December 10,

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

Dated: December 10, 2007

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

-

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

Dated: December 10, 2007

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

-

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of John Wiley & Sons, Inc. (the “Company”) on Form 10-Q for the period ending October 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William J. Pesce, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, thatbased on my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934 (as amended), as applicable; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ William J. Pesce

William J. Pesce

President and

Chief Executive Officer

Dated: December 10, 2007

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of John Wiley & Sons, Inc. (the “Company”) on Form 10-Q for the period ending October 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ellis E. Cousens, Executive Vice President and Chief Financial & Operations Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

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

Dated: December 10, 2007