Form 10-Q
period 2008-01-31
WILEY JOHN & SONS, INC.
filed 2008-03-11
CIK 107140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended January 31, 2008	Commission File No. 1-11507

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

The number of shares outstanding of each of the Registrant’s classes of Common Stock as of February 29, 2008 were:

Class A, par value $1.00	-	48,497,897
Class B, par value $1.00	-	9,868,517

This is the first page of a 36-page document

JOHN WILEY & SONS, INC.

INDEX

PART I	-	FINANCIAL INFORMATION	PAGE NO.

Item 1.		Financial Statements.

		Condensed Consolidated Statements of Financial Position - Unaudited as of January 31, 2008 and 2007, and April 30, 2007	3

		Condensed Consolidated Statements of Income – Unaudited for the three and nine months ended January 31, 2008 and 2007	4

		Condensed Consolidated Statements of Cash Flows – Unaudited for the nine months ended January 31, 2008 and 2007	5

		Notes to Unaudited Condensed Consolidated Financial Statements	6-16

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-28

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.		Controls and Procedures	31

PART II	-	OTHER INFORMATION

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6.		Exhibits and Reports on Form 8-K	31

SIGNATURES AND CERTIFICATIONS			32-34

EXHIBITS			35-36

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - UNAUDITED
(In thousands)

	January 31,		April 30,
	2008	2007	2007
Assets:
Current Assets
Cash and cash equivalents	$220,820	$30,618	$71,493
Accounts receivable	248,165	186,506	201,407
Inventories	110,275	95,033	112,863
Deferred income tax benefits	11,147	8,427	16,734
Prepaid and other	28,693	12,571	18,683
Total Current Assets	619,100	333,155	421,180

Product Development Assets	100,865	66,835	79,830
Property, Equipment and Technology	132,005	108,420	126,712
Intangible Assets	1,126,330	308,211	1,166,289
Goodwill	701,320	206,600	704,143
Deferred Income Tax Benefits	48,393	11,440	16,568
Other Assets	38,983	29,713	32,136
Total Assets	$2,766,996	$1,064,374	$2,546,858

Liabilities & Shareholders' Equity:
Current Liabilities
Accounts and royalties payable	$203,441	$113,487	$141,567
Deferred revenue	322,732	156,075	305,405
Accrued income taxes	13,066	23,811	9,353
Accrued pension liability	2,556	6,091	2,139
Other accrued liabilities	125,294	66,144	133,662
Current portion of long-term debt	45,000	-	22,500
Total Current Liabilities	712,089	365,608	614,626

Long-Term Debt	988,106	82,073	977,721
Accrued Pension Liability	101,864	62,216	112,271
Other Long-Term Liabilities	103,162	33,635	41,174
Deferred Income Tax Liabilities	229,059	17,554	271,558

Shareholders’ Equity
Class A & Class B common stock	83,191	83,191	83,191
Additional paid-in-capital	123,365	91,922	100,013
Retained earnings	772,199	664,630	673,254
Accumulated other comprehensive income	(2,604)	16,042	24,957
Treasury stock	(343,435)	(352,497)	(351,907)
Total Shareholders’ Equity	632,716	503,288	529,508
Total Liabilities & Shareholders' Equity	$2,766,996	$1,064,374	$2,546,858
The accompanying Notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(In thousands except per share information)

	For The Three Months		For The Nine Months
	Ended January 31,		Ended January 31,
	2008	2007	2008	2007

Revenue	$429,274	$296,710	$1,240,769	$844,554

Costs and Expenses
Cost of sales	139,668	94,023	402,987	267,525
Operating and administrative expenses	211,970	148,008	632,283	438,163
Amortization of intangibles	9,590	3,972	29,210	11,151
Total Costs and Expenses	361,228	246,003	1,064,480	716,839

Operating Income	68,046	50,707	176,289	127,715

Interest income and other, net	1,022	412	3,214	937
Interest expense	(16,952)	(3,101)	(52,596)	(8,342)
Net Interest Expense and Other	(15,930)	(2,689)	(49,382)	(7,405)

Income Before Taxes	52,116	48,018	126,907	120,310
Provision/(Benefit) For Income Taxes	12,132	14,607	8,364	35,062

Net Income	$39,984	$33,411	$118,543	$85,248

Income Per Share
Diluted	$0.67	$0.57	$2.00	$1.47

Cash Dividends Per Share
Class A Common	$0.11	$0.10	$0.33	$0.30
Class B Common	$0.11	$0.10	$0.33	$0.30

Average Shares
Diluted	59,280	58,306	59,165	58,051

The accompanying Notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW – UNAUDITED
(In thousands)
	For The Nine Months
	Ended January 31,
	2008	2007
Operating Activities
Net income	$118,543	$85,248
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Amortization of intangibles	29,211	11,152
Amortization of composition costs	32,301	28,004
Depreciation of property, equipment and technology	24,353	20,895
Stock-based compensation (net of tax)	10,289	9,177
Excess tax benefits from stock-based compensation	(6,902)	(2,134)
Non-cash tax benefits	(18,663)	(5,468)
Change in deferred revenue	18,970	10,058
Non-cash charges & other	32,898	46,275
Net change in operating assets and liabilities, excluding acquisitions	(11,706)	(48,286)
Cash Provided by Operating Activities	229,294	154,921
Investing Activities
Additions to product development assets	(85,237)	(53,537)
Additions to property, equipment and technology	(29,009)	(22,904)
Acquisitions, net of cash acquired	(4,834)	(17,313)
Cash Used for Investing Activities	(119,080)	(93,754)
Financing Activities
Repayment of long-term debt	(446,973)	(129,536)
Borrowings of long-term debt	479,858	48,579
Purchase of treasury stock	(3,679)	(7,278)
Change in book overdrafts	10,598	(3,395)
Cash dividends	(19,181)	(17,092)
Proceeds from exercise of stock options and other	12,351	5,730
Excess tax benefits from stock-based compensation	6,902	2,134
Cash Provided by (Used for) Financing Activities	39,876	(100,858)
Effects of Exchange Rate Changes on Cash	(763)	563
Cash and Cash Equivalents
Increase (Decrease) for the Period	149,327	(39,128)
Balance at Beginning of Period	71,493	69,746
Balance at End of Period	$220,820	$30,618
Supplemental Information
Cash Paid During the Period for:
Interest	$52,841	$8,690
Income taxes	$17,184	$36,309
The accompanying Notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of John Wiley & Sons, Inc., and Subsidiaries (the “Company”) as of January 31, 2008 and 2007, and results of operations and cash flows for the three and nine month periods ended January 31, 2008 and 2007. The results for the three and nine months ended January 31, 2008 are not necessarily indicative of the results expected for the full year. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 2007.

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

In connection with the integration of the Company’s acquisition of Blackwell Publishing (Holdings) Ltd. (“Blackwell”) on February 2, 2007, the Company made various reclassifications within the Condensed Consolidated Statements of Income in the third quarter of fiscal year 2008, which mainly consisted of a realignment of the reporting of journal distribution costs from cost of sales to operating and administrative costs. The reclassification of these costs resulted in reductions of cost of sales of $2.7 million and $7.7 million, for the three and nine months ended January 31, 2007, respectively, with corresponding increases to operating and administrative costs for those periods. A similar reclassification, which included both Blackwell and Wiley, of $16.5 million was made to the six month period ending October 31, 2007.

Under the Company’s cash management system, a book overdraft balance exists for the Company’s primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in the related bank accounts. The Company’s funds are transferred from existing bank account balances or from lines of credit on an as-needed basis to pay for clearing checks. As of January 31, 2007 and April 30, 2007, book overdrafts, which were previously reported in Cash and Cash Equivalents, of $5.6 million and $15.7 million, respectively, have now been reclassified into Accounts and Royalties Payable in the Condensed Consolidated Statements of Financial Position to conform to the current presentation. As of January 31, 2008, $26.3 million of book overdrafts were included in Accounts and Royalties Payable.

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

The Company files income tax returns in the U.S. and various states and foreign tax jurisdictions. The Company’s major taxing jurisdictions include the United States, the United Kingdom and Germany. With few exceptions, the Company is no longer subject to income tax examinations by tax jurisdictions for years prior to its 2005 fiscal year. All U.S. federal tax years prior to fiscal year 2005 closed. Various state and foreign tax jurisdictions are in the process of examining tax returns for years ranging from fiscal years 2003 to 2006.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued a partial deferral of the statement’s effective date. SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Included in the deferral, the FASB agreed to a one-year delay of the fair value measurement requirement for certain nonfinancial assets and liabilities. The Company plans to adopt SFAS 157 as of May 1, 2008 for assets and liabilities not subject to the deferral and as of May 1, 2009 for those nonfinancial assets and liabilities subject to the deferral. The Company is currently assessing the impact, if any, of SFAS 157 on its consolidated financial statements.

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

In December 2007, the FASB issued Statements No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained. Principally, SFAS 141R requires that contingent consideration as well as contingent assets and liabilities be recorded at fair value on the acquisition date and that certain transaction and restructuring costs be expensed. SFAS 141R is effective May 1, 2009.  While the Company is currently assessing the impact of SFAS 141(R) on its consolidated financial statements, the Company expects that upon adoption of SFAS 141(R), the application of the new standard is likely to have a significant impact on how the Company allocates the purchase price of an acquired business.

3.	Share-Based Compensation

The Company has share-based compensation plans under which employees may be granted options to purchase shares of Company common stock at the fair market value at the time of grant. In addition to stock options, the Company grants performance-based stock awards and restricted stock awards to certain management level employees. The Company recognizes the fair value of share-based compensation in net income on a straight-line basis over the requisite service period. For both the three months ended January 31, 2008 and 2007, the Company recognized share-based compensation, net of tax, of $3.0 million. For the nine months ended January 31, 2008 and 2007, the Company recognized share-based compensation, net of tax, of $10.3 million and $9.2 million, respectively.

The following table provides share-based compensation data for shares issued during the respective periods:

	For the Nine Months Ended January 31,
	2008	2007
Restricted Stock:
Awards granted (in thousands)	342	338
Weighted average grant price	$47.39	$32.82
Stock Options:
Awards granted (in thousands)	627	640
Weighted average grant price	$48.46	$33.05
Fair market value of grant	$18.42	$12.65

The weighted average Black-Scholes fair value assumptions are as follows:

	For the Three and Nine Months Ended January 31,
	2008	2007
Expected life of options (years)	7.7	7.8
Risk-free interest rate	5.1%	5.2%
Expected volatility	27.3%	29.1%
Expected dividend yield	0.9%	1.2%

4.	Comprehensive Income

Comprehensive income was as follows (in thousands):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2008	2007	2008	2007
Net income	$39,984	$33,411	$118,543	$85,248
Changes in other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	(41,163)	4,115	(11,539)	8,373
Amortized pension and retiree medical, net of tax	(53)	-	945	-
Unrealized loss on interest rate swaps, net of tax	(13,851)	-	(16,967)	-
Comprehensive income (loss)	$(15,083)	$37,526	$90,982	$93,621

A reconciliation of accumulated other comprehensive income (loss) follows (in thousands):

	For the Three Months Ended January 31,
	October 31, 2007	Change for Period	January 31, 2008
Foreign currency translation adjustment	$86,848	$(41,163)	$45,685
Unamortized pension and retiree medical, net of tax	(29,467)	(53)	(29,520)
Unrealized loss on interest rate swaps, net of tax	(4,918)	(13,851)	(18,769)
Total	$52,463	$(55,067)	$(2,604)

	For the Nine Months Ended January 31,
	April 30, 2007	Change for Period	January 31, 2008
Foreign currency translation adjustment	$57,224	$(11,539)	$45,685
Unamortized pension and retiree medical, net of tax	(30,465)	945	(29,520)
Unrealized loss on interest rate swaps, net of tax	(1,802)	(16,967)	(18,769)
Total	$24,957	$(27,561)	$(2,604)

5.	Weighted Average Shares for Earnings Per Share
A reconciliation of the shares used in the computation of income per share follows (in thousands):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2008	2007	2008	2007
Weighted average shares outstanding	58,433	57,311	58,095	57,184
Less: Unearned deferred compensation shares	(489)	(398)	(438)	(372)
Shares used for basic income per share	57,944	56,913	57,657	56,812
Dilutive effect of stock options and other stock awards	1,336	1,393	1,508	1,239
Shares used for diluted income per share	59,280	58,306	59,165	58,051

For the three and nine months ended January 31, 2008, options to purchase Class A Common Stock of 1,601,093 have been excluded from the shares used for diluted income per share, as their inclusion would have been anti-dilutive. For the three and nine months ended January 31, 2007, options to purchase Class A Common Stock of 1,636,960 and 2,594,669, respectively, have been excluded. In addition, for both the three and nine months ended January 31, 2008, unearned restricted shares of 19,000 have been excluded as their inclusion would have been anti-dilutive. No unearned restricted shares were excluded for the three and nine months ended January 31, 2007.

6.	Inventories
Inventories were as follows (in thousands):

	As of January 31,		As of April 30,
	2008	2007	2007
Finished goods	$90,141	$82,937	$99,958
Work-in-process	8,979	7,772	9,949
Paper, cloth and other	15,593	8,163	7,094
	114,713	98,872	117,001
LIFO reserve	(4,438)	(3,839)	(4,138)
Total inventories	$110,275	$95,033	$112,863

7.	Acquisitions and Acquired Publication Rights

Fiscal Year 2008:

The Company entered into a contract with Microsoft to develop, publish, and deliver Microsoft Official Academic Curriculum (MOAC) textbooks and e-learning tools to the higher education markets. The Company recorded amounts due under the Microsoft agreement which were primarily allocated to acquired publication rights and are being amortized over the life of the contract.

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

Included in current assets above is $188.9 million of cash acquired. All valuations and plans related to the integration of the Blackwell acquisition have been finalized. During the second quarter of fiscal year 2008, the Company decreased Goodwill by $13.3 million due to an adjustment to income taxes in the acquisition purchase price allocation. During the third quarter of fiscal year 2008, the Company decreased intangible assets by $13.1 million as a result of the finalization of the asset valuations with a corresponding increase to Goodwill, net of taxes.

Other Acquisitions:

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

In connection with the integration of Wiley and Blackwell, the Company realigned the reporting of certain accounts within its segment reporting as follows: journal distribution and fulfillment costs were moved from Direct Contribution to Profit to Shared Services - Distribution. In addition, certain operation incentive compensation costs were moved from Shared Services – Other Administrative to Direct Contribution to Profit. In addition, the management responsibility and reporting of certain P/T and STM product lines were realigned as of May 1, 2007. Prior year results have been restated for comparative purposes. Segment information is as follows:

	For The Three Months Ended January 31,
	2008			2007
	(thousands)
	External Customers	Inter- segment Sales	Total	External Customers	Inter- segment Sales	Total
Revenue
U.S. segments:
Professional/Trade	$92,658	$10,676	$103,334	$90,363	$10,968	$101,331
Scientific, Technical & Medical	55,093	2,491	57,584	53,616	2,600	56,216
Higher Education	43,123	6,598	49,721	41,029	7,110	48,139
European segment	75,191	6,090	81,281	69,111	6,093	75,204
Blackwell segment	114,754	-	114,754	-	-	-
Asia, Australia & Canada	48,455	527	48,982	42,591	743	43,334
Eliminations	-	(26,382)	(26,382)	-	(27,514)	(27,514)
Total Revenue	$429,274	$ -	$429,274	$296,710	$ -	$296,710
Direct Contribution to Profit
U.S. segments:
Professional/Trade			$29,233			$27,134
Scientific, Technical & Medical			27,686			26,871
Higher Education			16,638			15,801
European segment			26,193			24,858
Blackwell segment			40,800			-
Asia, Australia & Canada			14,431			13,226
Total Direct Contribution to Profit			154,981			107,890
Shared Services and Administrative Costs
Distribution			(27,980)			(18,490)
Information technology			(23,853)			(16,006)
Finance			(15,244)			(8,350)
Other administrative			(19,858)			(14,337)
Total Shared Services and Administrative Costs			(86,935)			(57,183)
Operating Income			$68,046			$50,707

	For The Nine Months Ended January 31,
	2008			2007
	(thousands)
	External Customers	Inter- segment Sales	Total	External Customers	Inter- segment Sales	Total
Revenue
U.S. segments:
Professional/Trade	$271,489	$30,892	$302,381	$257,682	$29,406	$287,088
Scientific, Technical and Medical	162,754	6,684	169,438	159,792	7,011	166,803
Higher Education	112,186	24,267	136,453	113,915	23,917	137,832
European segment	228,494	17,708	246,202	211,274	16,646	227,920
Blackwell segment	347,010	-	347,010	-	-	-
Asia, Australia & Canada	118,836	1,644	120,480	101,891	1,749	103,640
Eliminations	-	(81,195)	(81,195)	-	(78,729)	(78,729)
Total Revenue	$1,240,769	$ -	$1,240,769	$844,554	$ -	$844,554
Direct Contribution to Profit
U.S. segments:
Professional/Trade			$83,850			$73,585
Scientific, Technical and Medical			81,366			81,570
Higher Education			41,944			45,658
European segment			82,830			78,735
Blackwell segment			119,193			-
Asia, Australia & Canada			29,568			23,178
Total Direct Contribution to Profit			438,751			302,726
Shared Services and Administrative Costs
Distribution			(82,117)			(53,769)
Information technology			(68,112)			(47,143)
Finance			(45,986)			(25,686)
Other administrative			(66,247)			(48,413)
Total Shared Services and Administrative Costs			(262,462)			(175,011)
Operating Income			$176,289			$127,715

9.	Intangible Assets

Intangible assets, excluding goodwill, consisted of the following (in thousands):

	As of January 31,		As of April 30,
	2008	2007	2007
Intangible assets with indefinite lives:
Brands and trademarks	$202,204	$57,900	$204,549
Acquired publishing rights	122,272	118,969	120,295
	324,476	176,869	324,844

Net intangible assets with determinable lives:
Acquired publishing rights	719,352	114,044	753,893
Brands and trademarks	14,069	15,373	15,098
Covenants not to compete	1,229	1,925	1,834
Customer relationships	67,204	-	70,620
	801,854	131,342	841,445
Total	$1,126,330	$308,211	$1,166,289

10.	Income Taxes

The effective tax rate for the first nine months of fiscal year 2008 was 6.6%. The tax provision for the first nine months of fiscal year 2008 included an $18.7 million, or $0.32 per diluted share, deferred tax benefit associated with new tax legislation enacted in the United Kingdom (U.K.) and Germany that reduced the corporate income tax rates from approximately 30% to 28% and 39% to 29%, respectively. The benefits recognized by the Company reflect the adjustments required to record all U.K. and Germany deferred tax balances at the new corporate income tax rates.  Also included in the tax provision for the first nine months of fiscal year 2008 was a $3.6 million tax benefit related to the resolution of certain foreign tax matters with authorities.  Excluding the tax benefits described above, the effective tax rate for the first nine months of fiscal year 2008 was 24.2%.

The effective tax rate for the first nine months of fiscal year 2007 was 29.1%. The tax provision for the first nine months of fiscal year 2007 included $5.5 million, or $0.09 per diluted share, of tax benefits recorded in fiscal year 2007 related to the favorable resolution and settlements of certain tax matters with authorities in the U.S. and abroad. Excluding the tax benefits described above, the effective tax rate for the first nine months of fiscal year 2007 was 33.7%.

11.	Retirement Plans
The components of net pension expense for the defined benefit plans were as follows:

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
(Dollars in thousands)	2008	2007	2008	2007
Service Cost	$5,135	$3,016	$14,749	$8,964
Interest Cost	5,707	3,546	16,538	10,521
Expected Return of Plan Assets	(5,724)	(3,363)	(16,870)	(9,980)
Net Amortization of Prior Service Cost	170	182	504	541
Recognized Net Actuarial Loss	935	503	2,207	1,473
Net Pension Expense	$6,223	$3,884	$17,128	$11,519

Employer pension plan contributions were $32.0 million and $6.9 million for the nine months ended January 31, 2008 and 2007, respectively. The contributions for the nine months ended January 31, 2008 include approximately $23.0 million that was paid into the Blackwell pension plan in accordance with the terms of the acquisition agreement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THIRD QUARTER ENDED JANUARY 31, 2008

Revenue for the third quarter of fiscal year 2008 of $429.3 million increased 45% from $296.7 million in the prior year’s third quarter, or 42% excluding the favorable impact of foreign exchange. Blackwell Publishing Ltd. (“Blackwell”), which was acquired on February 2, 2007, contributed $114.8 million to the revenue growth in the quarter. Excluding Blackwell, revenue grew 6% to $314.5 million, or 3% excluding the favorable impact of foreign exchange. All business segments contributed to the improvement over the prior year third quarter. Gross profit margin for the third quarter of fiscal year 2008 decreased to 67.5% from 68.3% in the prior year mainly due to product mix of professional trade titles.

Operating and administrative expenses increased 43% over the prior year mainly due to $56.3 million of incremental operating expenses related to Blackwell. Included in Blackwell incremental operating and administrative expenses are approximately $2.3 million of costs related to the transition and integration of Blackwell. Operating and administrative expenses, excluding Blackwell and the unfavorable impact of foreign exchange, increased 2% to $155.7 million. Higher employment costs; sales, marketing and other costs to support business growth; and content development costs associated with indigenous publishing programs in Asia, Canada and Australia were partially offset by a lower bad debt provision.  In the third quarter of fiscal year 2007 the Company reported a  $4.7 million bad debt provision related to the bankruptcy of Advanced Marketing Services. Amortization of intangibles increased $5.6 million, principally due to the Blackwell acquisition.

Operating income improved 34% to $68.0 million in the third quarter of fiscal year 2008, including $15.5 million of operating income related to Blackwell. Excluding Blackwell, operating income improved 4% to $52.5 million or 1% excluding the favorable impact of foreign exchange. Gross profit improvement was partially offset by higher operating costs as noted above. Net interest expense and other increased $13.2 million to $15.9 million, mainly due to finance costs associated with the Blackwell acquisition.

The effective tax rate for the third quarter of fiscal year 2008 was 23.3% compared to 30.4% in the prior year third quarter. In the third quarter of fiscal year 2007, the Company recorded a $1.3 million tax benefit associated with the finalization of local tax audits. The effective tax rates for the third quarter of fiscal years 2008 and 2007 excluding these benefits and without Blackwell were 33.5% and 33.1%, respectively. Blackwell’s effective tax rate had, and is expected to have, a favorable impact on the Company’s consolidated effective tax rate.

Net income for the third quarter of fiscal year 2008 increased 20% to $40.0 million. Earnings per share (EPS) for the third quarter of fiscal year 2008 improved 18% to $0.67. Higher operating income and lower income taxes were partially offset by higher financing costs related to the Blackwell acquisition. Blackwell’s results for the third quarter were accretive to net income and earnings per diluted share by approximately $5.3 million and $0.09, respectively.

Based on year-to-date results, leading indicators and market conditions, we expect fiscal year 2008 revenue growth in the mid single digits and EPS growth in the low double digits, excluding the Blackwell acquisition and one-time tax benefits. This guidance is within the range of guidance previously communicated by the Company.  We are currently projecting that Blackwell revenue will be approximately $470 million and that the acquisition will be accretive to EPS by at least $0.20, which represent improvements from our previous guidance reported in the Company’s second quarter 10Q.

Segment Highlights

Blackwell is reported below as a separate segment. In connection with the integration of Blackwell, we have conformed the classification of certain accounts in our Statements of Income and segment reporting and realigned certain product lines in our segment reporting to correspond with management responsibility. All prior year periods have been restated for comparability. These changes had no impact on Wiley’s net income and EPS.

Professional/ Trade (P/T)

Wiley’s U.S. P/T revenue for the third quarter advanced 2% over the prior year to $103.3 million, mainly due to growth in the consumer programs and business, partially offset by softness in technology and higher sales returns. Global P/T revenue advanced 6% for the quarter.

Direct contribution to profit for the third quarter increased 8% to $29.2 million. The improvement over the prior year period was due to a $4.7 million bad debt provision recorded in the third quarter of fiscal year 2007 related to the bankruptcy of Advanced Marketing Services. Excluding the prior year provision, direct contribution to profit for the third quarter declined, reflecting lower gross margins due to product mix and the timing of advertising costs.

Third quarter highlights include the publication of Trump Never Give Up: How I Turned My Biggest Challenges into Success by Donald Trump; Extraordinary Circumstances: The Journey of a Corporate Whistleblower by Cynthia Cooper; Leaders at All Levels: Deepening Your Talent Pool to Solve the Succession Crisis by Ram Charan; Ready, Fire, Aim: Zero to $100 Million in No Time Flat by Michael Masterson; PCs All-In-One Desk Reference for Dummies, 4th edition by Mark Chambers; Sustainable Urbanism: Urban Design with Nature by Doug Farr; Weight Watchers Start Living, Start Losing: Inspirational Stories That Will Motivate You NowbyWeight Watchers; Garde Manger: The Art and Craft of the Cold Kitchen, 3rd edition and Techniques of Healthy Cooking, 3rd edition, both by The Culinary Institute of America; Handbook of Personality Assessment by Irving B. Weiner and Roger L. Greene; and Foundations of Counseling and Psychotherapy: Evidence-Based Practices for a Diverse Society by David Sue and Diane M. Sue.

Several P/T titles received considerable media and customer attention. Never Give Up: My Stroke, My Recovery, and My Return to the NFL by Patriots linebacker Tedy Bruschireceived national and local media coverage, including USA Today, New York Daily News and the NFL Network. Pauline Frommer promoted her series by providing expert travel advice to national television, online and radio outlets. The Arthur Frommer blog was listed as one of the “10 top web sites for travelers in 2008” by The New York Post. National publicity for Weight Watchers’Start Living, Start Losing featured the appearance of Sarah, Duchess of York, on the TODAY Show and coverage in Publishers Weekly and Health Magazine.

The Financial Times included five Wiley titles on their list of holiday picks for investors, including: The Little Book Of Common Sense Investing by John C. Bogle;The Little Book That Makes You Rich by Louis Navellier; A Demon of Our Own Design: Markets, Hedge Funds, and the Perils of Financial Innovation by Richard Bookstaber;Capital Ideas Evolving by Peter L. Bernstein;andInside the Investor’s Brain by Richard L. Peterson. A Demon of Our Own Design was selected as a best investing book of 2007 by Bloomberg News, Kiplinger’s Personal Finance and 800-CEO-READ, and was a holiday pick by Forbes.com.

The Webster’s New World web site launched during the quarter, with a complete online catalog, “Word of the Year” information and archives, and radio interviews. Frommers.com introduced its first sponsored microsite, Family Vacations with Sheraton Hotels, as well as a custom site for Rail Europe. JKLasser.com, which was launched in the third quarter, offers content, plus services and community features.

Scientific, Technical, and Medical (STM)

U.S. STM revenue for the third quarter increased 2% to $57.6 million due to growth in journal revenue partially offset by lower book revenue. Direct contribution to profit for the quarter of $27.7 million improved 3% principally due to revenue growth. Global STM revenue excluding Blackwell advanced 5% for the quarter.

An enhanced version of InfoPOEMs with InfoRetriever, our evidence-based medicine point-of-care resource, was launched under the new name of Essential Evidence Plus. During the quarter, STM signed an agreement to launch Archives of Drug Information, a resource for the pharmaceutical industry, which will provide a repository for clinical trials and similar projects that yield negative or inconclusive results. The Company also extended its partnership with the American Association of Anatomists to publish Anatomical Sciences Education, a bimonthly journal. Wiley already publishes two journals for the society, Anatomical Record and Developmental Dynamics.

STM renewed its agreement with The American Association for the Study of Liver Diseases to publish two prestigious journals, Hepatology and Liver Transplantation. The first issue of the bimonthly IUBMB Life published during the quarter, on behalf of the International Union of Biochemistry and Molecular Biology (IUBMB). Wiley already publishesBiochemistry and Molecular Biology for the IUBMB.

Nanoscience and Nanotechnology Series, a new book series was announced during the quarter. Notable titles published during the quarter included Nobel Prize laureate George Olah’s latest book, Superelectrophiles and Their Chemistry and The Brain Atlas: A Visual Guide to the Human Nervous System, 3rd edition by Thomas A. Woolsey, Joseph Hanaway and Mokhtar H. Gado. In addition, 95 volumes of Chemistry of Heterocyclic Compounds launched online.

Blackwell

Blackwell revenue for the third quarter of fiscal year 2008 was $114.8 million. Direct contribution to profit for the third quarter was $40.8 million. Direct contribution to profit included $5.4 million of amortization charges for intangible assets related to the acquisition. While not included in direct contribution to profit, interest expense principally related to debt incurred to acquire Blackwell was approximately $16.5 million during the period. Blackwell’s results were accretive to Wiley’s third quarter EPS by $0.09.

The Company has made significant progress with the integration of the global STM business. Book distribution and customer service have been fully integrated into Wiley’s operations in the U.S., Canada, Europe, Asia and Australia. Journal production is being transferred in phases to Blackwell’s operations in Singapore. Finance has been consolidated in the U.S. and the U.K.

We are implementing our plan to launch a new online platform to replace Wiley InterScience and Blackwell’s Synergy. As the Company consolidates systems and combines activities globally, we are eliminating expenses related to maintenance, support and licensing, while discontinuing some third party relationships. As expected, the integration process has resulted in redundancies that have affected Wiley and Blackwell colleagues around the world. Approximately $9.0 million of redundancy costs have been accrued. Included in the Blackwell segment operating and administrative costs for the third quarter is approximately $1.5 million of such redundancy costs. The remaining costs were capitalized in the accounting for the cost of the Blackwell acquisition.

Blackwell continues to attract new and extend existing society relationships. New agreements were signed with the Cognitive Science Society for the journals Cognitive Science and Topics in Cognitive Science; the European Dialysis Technicians and European Renal Care Association for the Journal of Renal Care; the Voltaire Foundation for The Journal for Eighteenth Century Studies, the leading interdisciplinary journal in its field; and for Theoria, the flagship Scandinavian journal in European analytic philosophy.

Contract renewals and extensions included the Journal of the European Academy of Dermatology and Venereology; the Royal Entomological Society’s six journals; Nephrology, the journal of the Asian Pacific Society of Nephrology; Journal of Sleep Research; Clinical and Experimental Optometry, the journal of the Optometrists Association of Australia, the New Zealand Association of Optometrists and the Hong Kong Society of Professional Optometrists; Journal of Evolutionary Biology for the European Society of Evolutionary Biology; Australian Occupational Therapy Journal; Child Development and Child Development Abstracts for the Society for Research in Child Development; Transactions of the Institute of British Geographers, Area and Geographical Journal, as well as a book series, for the Royal Geographical Society; Economic History Review for the Economic History Society; and Philosophical Quarterly on behalf of Edinburgh University and the Scots Philosophical Society.

A new magazine, Health for Women, was signed with the Association of Women’s Health, Obstetric and Neonatal Nurses, which is already a publishing partner. This controlled circulation publication will be distributed to a large audience of patients at clinics and extends the Company’s growing presence in the U.S. nursing community. A new journal, Oral Surgery, was launched during the quarter.

During the quarter, Blackwell entered a partnership with the ebook vendor MyiLibrary for an ebooks package based on the Lecture Notes series, to be sold to medical school and hospital libraries. A microsite for the Blackwell Encyclopedia of Sociology, with nearly 30 new and updated entries, launched in December. Sixteen new titles were added to Blackwell Reference Online. The Blackwell Compass journals began to offer new experimental features designed to facilitate pedagogical use of the review articles contained in these interdisciplinary journals. Every Compass journal now offers free teaching and learning guides to provide ideas for instructors regarding the use of articles in the classroom.

Higher Education

U.S. Higher Education revenue increased 3% over last year’s third quarter to $49.8 million, bringing year-to-date revenue essentially on par with prior year. Improvement in accounting, engineering and the sale of content licenses were partially offset by lower sales in social sciences and mathematics and higher sales returns. For the quarter, direct contribution to profit improved 5% over prior year as higher margin revenue from the sale of content licenses was partially offset by lower planned margins on Microsoft Office Academic Course (MOAC) titles and deferred revenue on WileyPLUS.

Reported revenue continues to be affected by the growth of WileyPLUS. WileyPLUS revenue is deferred and recognized over the course of one or two semesters, as opposed to textbook sales, which are recognized immediately upon sale. As more content is sold through the WileyPLUS format, a greater portion of revenue is deferred. Deferred revenue in the third quarter of fiscal year 2008 was approximately $0.7 million higher than the prior year period. During the quarter, Higher Education introduced 21 WileyPLUS online guided tours to display major course content and illustrate key functionality to customers.

Wiley is taking advantage of its collaborative business relationships to benefit from the shift of bookstore sales to online channels. Wiley continues to build on its successful relationship with online retailers by participating in a number of marketing promotions. Higher Education is also taking advantage of the new online platform, CourseSmart, to distribute complimentary copies to professors electronically.

Key revisions released this quarter include: Kieso/Intermediate Accounting 12th edition update; Weygandt/Managerial Accounting 4th edition; Dawson/Dicho 8th edition;deBlij/ Regions 13th edition, Hein/Introduction to General Organic Biochemistry 9th edition;and Gilat/MATLAB 3rd edition.

Europe

Wiley Europe’s revenue for the third quarter increased 8% to $81.3 million, or 3% excluding foreign exchange. Strong sales of indigenous P/T books and moderate growth in journal revenue were partially offset by lower controlled-circulation advertising revenue. Driven by revenue growth, direct contribution to profit for the third quarter increased 5% to $26.2 million, or 4% excluding foreign exchange.

Wiley renewed its society contracts for The Cochrane Library and Journal of Pathology during the quarter. Online usage of products and services continues to grow. The online portal goProteomics (www.wiley-vch.de/goproteomics) was expanded to include all Wiley proteomics content, including journals, books, online books and major reference works. Controlled-circulation print publications, including Spectroscopy Europe, Spectroscopy Asia and Microscopy and Analysis, became available as Flash9-based e-books, with page-turning technology and clickable advertisements. Terms for Civil Engineers Online, the bilingual dictionary of more than 37,000 technical structural and civil engineering terms, was launched in January.

With the goal of providing more value to readers, Materials Views, a monthly news section in twenty Wiley materials science journals, was introduced. In addition, Chemistry-A European Journal now includes a new communications and reviews section. The “Einstein Lecture” by Nobel Prize laureate Peter Grünberg was published in Annalen der Physik, joining other papers by recent Nobel Prize winners in physics.

The German For Dummies program enjoyed a strong quarter, driven by robust sales through online retailers. A new For Dummies workbook format, was successfully introduced in the U.K.

Asia, Australia and Canada

Wiley’s third quarter revenue in Asia, Australia and Canada advanced 13% to $49.0 million, or 3% excluding favorable foreign exchange. Strength in P/T and STM in Asia and indigenous Higher Education publishing in Canada was moderated by sluggish sales Wiley Australia’s School business and Wiley Canada’s P/T business.

Direct contribution to profit in the third quarter improved $1.2 million over the prior year. Excluding favorable foreign exchange, direct contribution to profit in the third quarter declined $1.8 million, principally due to investment in indigenous publishing programs in Asia and Australia and the timing of promotional costs in Canada.

Wiley Asia reported third quarter growth, with strength in STM and P/T. Higher Education performed particularly well in India, offsetting softness in other regions. P/T was strong in most regions with business, finance and technology books continuing to lead the way. The STM markets in Japan, Taiwan and Korea improved after a slow start to the year, while India and Southeast Asia continued to perform well as the Company takes advantage of sales opportunities for Blackwell books.

Third quarter results in Australia reflect lower-than-expected performance from the School frontlist and the timing of lower reprint revenue. STM books benefited from effective marketing campaigns to promote new titles.

Revenue growth in Canada was driven by indigenous Higher Education publications and STM books. WileyPLUS revenue continued to grow in Canada. Sales of P/T products were down due to pricing pressure caused by the strengthening of the Canadian dollar relative to the US dollar.

Shared Services and Administrative Costs

Shared services and administrative costs for the third quarter of fiscal year 2008 increased 52% to $86.9 million, mainly due to $25.4 million of incremental shared service and administrative costs related to Blackwell. Included in Blackwell shared service and administrative costs are transition and integration costs of approximately $3.5 million, net of savings. Shared services and administrative costs excluding Blackwell and unfavorable foreign exchange increased 4%, mainly due to technology development and higher facility costs to support business growth.

NINE MONTHS ENDED JANUARY 31, 2008

Revenue for the nine-month period of fiscal year 2008 increased 47% to $1,240.8 million, or 45% excluding the favorable impact of foreign exchange. Blackwell Publishing Ltd. (“Blackwell”), which was acquired on February 2, 2007, contributed $347.0 million to the revenue growth for the nine-month period. Excluding Blackwell, revenue grew 6% to $893.8 million, or 4% excluding the favorable impact of foreign exchange. Strong growth in the Company’s global Professional/Trade business and modest top-line journal growth in STM was partially offset by softness in STM book sales. Gross profit margin for the nine-month period decreased to 67.5% from 68.3% in the prior year period mainly due to product mix.

Operating and administrative expenses for the nine-month period of fiscal year 2008 increased 44% to $632.3 million. Incremental operating expenses for Blackwell were $168.8 million. Included in Blackwell incremental operating and administrative expenses are approximately $2.5 million of costs related to the transition and integration of Blackwell. Excluding Blackwell, operating and administrative expenses for the nine-month period increased 6%, or 3% excluding the unfavorable impact of foreign exchange. The increase was mainly due to higher planned employment costs; increased editorial, marketing/sales and other costs to support business growth and content development costs associated with indigenous publishing programs. The Company recorded a $4.7 million bad debt provision in the third quarter of fiscal year 2007 related to the bankruptcy of Advanced Marketing Services and a $1.8 million recovery of that bad debt in the second quarter of the current fiscal year. Amortization of intangibles increased $18.1 million, principally due to the Blackwell acquisition.

Operating income improved 38% to $176.3 million in the first nine months of fiscal year 2008, including operating income of $45.1 million related to Blackwell. Excluding Blackwell, operating income improved 3% to $131.2 million, or 1% excluding the favorable impact of foreign exchange. Revenue growth was partially offset by higher planned operating expenses. Net interest expense and other increased $42.0 million to $49.4 million, mainly due to finance costs associated with the Blackwell acquisition.

The nine month effective tax rate for fiscal year 2008 was 6.6% compared to 29.1% in the prior year period. In the first nine months of fiscal year 2008, the Company recorded an $18.7 million tax benefit associated with new tax legislation enacted in the United Kingdom (U.K.) and Germany that reduced the corporate income tax rates from approximately 30% to 28% and 39% to 29%, respectively. The benefits recognized by the Company reflect the adjustments required to restate all applicable deferred tax balances at the new income tax rates. The new tax rates are effective in Germany as of May 1, 2007 and in the U.K. as of April 1, 2008. The tax provision for the first nine months of fiscal year 2007 included tax benefits of $5.5 million related to the settlement and resolution of certain tax matters with authorities in the U.S. and abroad. The effective tax rates for the first nine months of fiscal years 2008 and 2007 were 31.1% and 33.7%, respectively, excluding Blackwell and the tax benefits described above. Blackwell’s effective tax rate had, and is expected to have, a favorable impact on the Company’s consolidated effective tax rate.

Reported earnings per diluted share and net income for the nine-month period of fiscal year 2008 were $2.00 and $118.5 million, respectively. Adjusted to exclude the non-cash deferred tax benefits described above, earnings per diluted share and net income for the nine-month period of fiscal year 2008 were $1.69 and $99.9 million, respectively. Earnings per diluted share and net income for the nine-month period of fiscal year 2007 adjusted to exclude the 2007 tax benefits described above were $1.37 and $79.8 million, respectively. Excluding the tax benefits, Blackwell’s results were accretive to earnings per diluted share and net income by approximately $0.18 and $10.9 million, respectively. See Non-GAAP Financial Measures described below.

Non-GAAP Financial Measures: The Company’s management internally evaluates its’ operating performance excluding unusual and/or nonrecurring events. The Company believes excluding such events provide a more effective and comparable measure of current and future performance. We also believe that excluding the effects of the following tax benefits provides a more balanced view of the underlying dynamics of our business.

Deferred Tax Benefit on Changes in U.K. and German Tax Rates

The Company recorded an $18.7 million tax benefit ($15.6 million for Blackwell) associated with new tax legislation enacted in the United Kingdom (U.K.) and Germany that reduced the corporate income tax rates from approximately 30% to 28% and 39% to 29%, respectively. The benefits recognized by the Company reflect the adjustments required to restate all applicable deferred tax balances at the new income tax rates. These benefits have been adjusted below due to their infrequent non-recurring nature.

Benefits on the Finalization of Tax Audits

The nine-month period of fiscal year 2007 includes a $5.5 million tax benefit, or $0.09 per diluted share which resulted from the favorable resolution and settlements of certain tax matters with authorities in the U.S. and abroad. The Company has excluded these benefits from adjusted net income and adjusted earnings per share due to their significance to both measurements and uncertainly as to their reoccurrence in the future.

Since adjusted net income and adjusted earnings per share are not measures calculated in accordance with GAAP, they should not be considered as a substitute for other GAAP measures, including net income and earnings per share as indicators of operating performance. Accordingly, adjusted net income and adjusted earnings per diluted share are reconciled below to net income and earnings per share on a GAAP basis, for fiscal years 2007 and 2006.

Reconciliation of Non-GAAP Financial Disclosure
	For the Nine Months Ended January 31,
Net Income (in thousands)	2008	2007
As Reported	$118,543	$85,248
Benefit on Finalization of Tax Audits	-	(5,468)
Benefit on Changes in U.K. and Germany Tax Rates	(18,663)	-
Adjusted	$99,880	$79,780

	For the Nine Months Ended January 31,
Earnings Per Diluted Share	2008	2007
As Reported	$2.00	$1.47
Benefit on Finalization of Tax Audits	-	(0.09)
Benefit on Changes in U.K. and Germany Tax Rates	(0.32)	-
Adjusted	$1.69	$1.37

Segment Highlights

Blackwell is reported below as a separate segment. In connection with the integration of Blackwell, we have conformed the reclassification of certain accounts in our Statement of Income and segment reporting and realigned certain product lines in segment reporting to correspond with management responsibility. All prior year periods have been restated for comparability. These changes had no impact on Wiley’s net income and EPS.

Professional/Trade (P/T)

Wiley’s U.S. P/T revenue for the nine months increased 5% to $302.4 million. P/T’s year-to date growth was driven by strong sales in business, consumer and technology, partially offset by higher sales returns. Licensing of rights worldwide and branded web site content continued to have a positive effect on results. Global P/T revenue advanced 7% for the nine-month period.

Direct contribution to profit for the nine-month period increased 14%. In addition to top-line growth, the improvement over the prior year periods was due to a $4.7 million bad debt provision recorded in the third quarter of fiscal year 2007 related to the bankruptcy of Advanced Marketing Services and a $1.8 million recovery of that bad debt in the second quarter of the current fiscal year. Excluding these items, direct contribution to profit for the nine months was consistent with revenue growth.

Scientific, Technical, and Medical (STM)

U.S. STM revenue for the nine months increased 2% to $169.4 million mainly due to moderate growth in journal and book revenue. Direct contribution margin was 48.0% compared with 48.9% in the prior period. Top-line growth was offset by increased content development costs associated with new journal titles. Global STM revenue excluding Blackwell advanced 5% for the nine-month period.

Blackwell

Blackwell revenue for the nine months of fiscal year 2008 was $347.0 million. Blackwell direct contribution to profit for the first nine months of fiscal year 2008 was $119.2 million. Included in these results are $16.7 million of amortization charges for intangible assets related to the acquisition. While not included in direct contribution to profit, interest expense principally related to debt incurred to acquire Blackwell was approximately $50.4 million during the period.

Blackwell results for the nine-month period were accretive to earnings per diluted share by approximately $0.18, excluding the certain tax benefits. New tax legislation reduced the U.K. corporate income tax rate from 30% to 28%, resulting in a $0.26 per share deferred tax benefit, mainly attributable to the intellectual publishing assets acquired with Blackwell.

Higher Education

U.S. Higher Education revenue for the nine month period of fiscal year 2008 was $136.5 million compared to $137.8 million in the prior year period. For the nine-month period, increased sales of Microsoft Official Academic Course (MOAC) titles, the accounting program and the sale of content licenses were offset by lower sales in mathematics, social sciences, higher sales returns and the deferred recognition of WileyPLUS sales. Direct contribution to profit for the nine-month period declined 8% to $ 41.9 million, principally due to lower planned margins from MOAC titles, higher deferred revenue from WileyPLUS.

Reported revenue continues to be affected by the growth of WileyPLUS. WileyPLUS revenue is deferred and recognized over the course of one or two semesters, as opposed to textbook sales, which are recognized immediately upon sale. As more content is sold through the WileyPLUS format, a greater portion of revenue is deferred. The year-to-date deferral was approximately $2.5 million higher the prior year period.

Europe

Wiley Europe’s revenue for the nine months increased 8% to $246.2 million, or 3% excluding foreign exchange. Growth in journal subscription revenue and strong sales of indigenous P/T books were partially offset by lower controlled-circulation advertising revenue. Excluding foreign exchange, direct contribution to profit as a percent of revenue was 34.7% for the nine months of fiscal year 2008 compared with 34.5% in the prior year.

Asia, Australia, and Canada

Wiley’s revenue in Asia, Australia and Canada for the nine months advanced 16% to $120.5 million, or 8% excluding foreign exchange. Strength in P/T and STM in Asia and indigenous Higher Education publishing in Canada was moderated by sluggish sales in Wiley Australia’s School business and Wiley Canada’s P/T business. Revenue was also affected by the timing of reprint copyright revenue now projected for the fourth quarter of fiscal year 2008.

Excluding foreign exchange, direct contribution margin for the nine months of fiscal year 2008 was 21.1% compared with 22.4% in the prior year period. Increased investment in indigenous publishing programs and the timing of promotional costs were partially offset by improved product mix due to higher indigenous title sales.

Shared Services and Administrative Costs

Shared services and administrative costs for the nine months of fiscal year 2008 increased 50% to $262.5 million, mainly due to $74.2 million of incremental shared service and administrative costs related to Blackwell. Included in Blackwell shared service and administrative costs are transition and integration costs of approximately $6.7 million, net of savings. Shared services and administrative costs excluding Blackwell and unfavorable foreign exchange increased 5%, mainly due to higher employment, technology and facility costs to support business growth.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Cash and Cash Equivalents balance was $220.8 million at the end of the third quarter 2008, compared with $30.6 million a year earlier.

Cash Provided by Operating Activities for the first nine months of fiscal year 2008 was $229.3 million compared with $154.9 million in the prior year. Cash provided by the change in deferred revenue was primarily due to higher Blackwell journal and WileyPLUS subscriptions received. The decrease in non-cash charges and other is mainly due to a Blackwell pension plan contribution of approximately $23.0 million. Cash used for changes in operating assets and liabilities improved approximately $36.6 million to $11.7 million principally due to the timing of royalty payments primarily related to Blackwell and lower tax payments partially offset by higher trade receivables due to higher sales and the timing of vendor payments.

Cash Used for Investing Activities for the first nine months of fiscal year 2008 was $119.1 million compared to $93.8 million in the prior year. The Company invested $4.8 million in acquisitions of publishing assets and rights compared to $17.3 million in the prior year. The first nine months of fiscal year 2008 included higher investments in product development and property, plant and equipment of approximately $41.8 million, including $30.6 million related to Blackwell. The increase primarily reflects increased spending for author advances and composition costs.

Projected product development and property, equipment and technology capital spending for fiscal year 2008 is forecast to be approximately $105.0 million and $50.0 million, respectively, including incremental ongoing spending associated with Blackwell and significant nonrecurring integration-related capital spending to merge the operations of the two businesses.

Cash provided by Financing Activities was $39.9 million in the first nine months of fiscal 2008, as compared to a use of $100.9 million in the prior period. Financing activities in both periods included net borrowings under the existing credit facility to finance operations, the payment of dividends to shareholders, proceeds from stock option exercises, and purchases of treasury stock. For the first nine months of fiscal year 2008 the Company repurchased 100,000 shares at an average price of $36.79. The Company increased its quarterly dividend to shareholders by 10% to $0.11 per share versus $0.10 per share in the prior year.

On October 19, 2007, the Company entered into a second interest rate swap agreement, designated by the Company as a cash flow hedge as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The hedge fixed a portion of the variable interest due on the Revolving Credit Facility. Under the terms of the interest rate swap, the Company will pay a fixed rate of 4.60% and will receive a variable rate of interest at three month LIBOR (as defined) from the counterparty which will be reset every three months for a three-year period ending August 8, 2010. The notional amount of the rate swap is $100 million. Aggregate notional amount of interest rate swap agreements associated with the Term Loan and Revolving Credit Facility were $760 million as of January 31, 2008. It is management's intention that the notional amount of the interest rate swaps be less than the Term Loan and Revolving Credit Facility outstanding during the life of the derivative.

The Company believes its cash balances together with existing credit facilities are sufficient to meet its obligations. At January 31, 2008 the Company had approximately $1.0 billion of debt outstanding and approximately $342.7 million of unused borrowing capacity.

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

Interest Rates

The Company had $1.0 billion of variable rate loans outstanding at January 31, 2008, which approximated fair value. On February 16, 2007, the Company entered into an interest rate swap agreement, designated as a cash flow hedge as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The hedge fixes a portion of the variable interest due on a portion of the Term Loan. Under the terms of the interest rate swap, the Company will pay a fixed rate of 5.076% and will receive a variable rate of interest based on three month LIBOR (as defined) from the counter party which will be reset every three months for a four-year period ending February 8, 2011. The notional amount of the rate swap is initially $660 million which will decline through February 8, 2011, based on the expected amortization of the Term Loan.

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

It is management’s intention that the notional amount of interest rate swaps be less than the Term Loan and the Revolving Credit Facility outstanding during the life of the derivatives. During the first nine months of fiscal year 2008, the Company recognized a gain on its hedge contracts of approximately $0.8 million which is reflected in interest expense. At January 31, 2008, the aggregate fair value of the interest rate swaps is a net loss of $30.4 million which is included in Other Long Term Liabilities in the Consolidated Statements of Financial Position. On an annual basis, a hypothetical one percent change in interest rates for the $273.1 million of unhedged variable rate debt as of January 31, 2008 would affect net income and cash flow by approximately $1.7 million.

Sales Return Reserves

Sales return reserves, net of estimated inventory and royalty costs, are reported as a reduction of accounts receivable in the Condensed Consolidated Statement of Financial Position and amounted to $66.0 and $56.1 million as of January 31, 2008 and April 30, 2007, respectively. The Company provides for sales returns based upon historical experience. A change in the pattern of trends in returns could affect the estimated allowance. On an annual basis, a hypothetical one percent change in the estimated sales return rate could affect net income by approximately $4.1 million.

Foreign Exchange Rates

The Company is exposed to foreign exchange movements primarily in Sterling, Euros, Canadian and Australian dollars, and certain Asian currencies. Under certain circumstances, the Company may enter into derivative financial instruments in the form of foreign currency forward contracts as a hedge against specific transactions, including inter-company purchases. There are no such instruments outstanding as of January 31, 2008. The Company does not use derivative financial instruments for trading or speculative purposes.

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

The Company’s book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 7% of total consolidated book and journal revenue, the top 10 book customers account for approximately 22% of total consolidated journal and book revenue and approximately 42% of total gross trade accounts receivable at April 30, 2007. Payment for sales of journal subscriptions are generally collected in advance.

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

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and regulations. The Company's Chief Executive Officer and Chief Financial Officer, together with the Chief Accounting Officer and other members of the Company's management, have conducted an evaluation of these disclosure controls and procedures as of a date within 90 days prior to the date of filing this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. Except as noted below, there were no changes in the Company's internal controls or in other factors that could materially affect such internal controls subsequent to this evaluation.

As part of the acquisition of Blackwell Publishing we are integrating Blackwell finance funstions and processes into Wiley's processes.  This integration will result in business process changes. We continue to enhance the designa nd documentation of our internal control processes to ensure suitable controls over financial reporting.

Except as described above, there were no changes in the Company’s internal controls over financial reporting during the third fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter ending on January 31, 2008 the Company purchased 100,000 shares of Common Stock in January under its stock repurchase program at an average price of $36.79. Under the current share repurchase program approved by the Company’s Board of Directors in June 2005, the Company has authorization to repurchase up to approximately 1.8 million additional shares of its Class A Common Stock as of January 31, 2008.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
99.1	– 18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer
99.2	– 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

(b)	The following reports on Form 8-K were furnished to the Securities and Exchange Commission since the filing of the Company’s 10-Q on December 10, 2007.
i.	Earnings release on the third quarter fiscal 2008 results issued on Form 8-K dated March 10, 2008 which included the condensed financial statements of the Company.

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

Dated: March 11, 2008

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

Dated: March 11, 2008

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

Dated: March 11, 2008

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of John Wiley & Sons, Inc. (the “Company”) on Form 10-Q for the period ending January 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William J. Pesce, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, thatbased on my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934 (as amended), as applicable; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ William J. Pesce

William J. Pesce

President and

Chief Executive Officer

Dated: March 11, 2008

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of John Wiley & Sons, Inc. (the “Company”) on Form 10-Q for the period ending January 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ellis E. Cousens, Executive Vice President and Chief Financial & Operations Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

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

Dated: March 11, 2008