Form 10-K
period 2008-04-30
WILEY JOHN & SONS, INC.
filed 2008-06-26
CIK 107140

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2008

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

             SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the transition period from             to

Commission file number           1-11507

JOHN WILEY & SONS, INC.

(Exact name of Registrant as specified in its charter)

NEW YORK		13-5593032
State or other jurisdiction of incorporation or organization		I.R.S. Employer Identification No.

111 River Street, Hoboken, NJ		07030
Address of principal executive offices		Zip Code

(201) 748-6000
Registrant’s telephone number including area code

Securities registered pursuant to Section 12(b) of the Act: Title of each class		Name of each exchange on which registered
Class A Common Stock, par value $1.00 per share		New York Stock Exchange
Class B Common Stock, par value $1.00 per share		New York Stock Exchange

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

Yes |X|     No |    |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |   |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   |X|           Accelerated filer   |    |           Non-accelerated filer   |    |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |    |      No |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, October 31, 2007, was approximately $1,943,059,902. The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s Class A and Class B Common Stock as of May 31, 2008 was 49,006,732 and 9,645,765 respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on September 18, 2008, are incorporated by reference into Part III of this form 10-K.

JOHN WILEY AND SONS, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED APRIL 30, 2008

INDEX

PAGE

    PART I

ITEM 1.	Business	4
ITEM 1A.	Risk Factors	4-7
ITEM 1B.	Unresolved Staff Comments	7
ITEM 2.	Properties	8
ITEM 3.	Legal Proceedings	8
ITEM 4.	Submission of Matters to a Vote of Security Holders	9

    PART II

ITEM 5.	Market for the Company’s Common Equity and Related Stockholder Matters and
Issuer Purchases of Equity Securities	9
ITEM 6.	Selected Financial Data	9
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	9
ITEM 8.	Financial Statements and Supplemental Data	9
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	80
ITEM 9A.	Controls and Procedures	80
ITEM 9B.	Other Information	80

    PART III

ITEM 10.	Directors and Executive Officers of the Registrant	81-82
ITEM 11.	Executive Compensation	82
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters	82
ITEM 13.	Certain Relationships and Related Transactions	82
ITEM 14.	Principal Accounting Fees and Services	82

    PART IV

ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	88-165

Signatures	86-87

PART I

Item 1.           Business

The Company, founded in 1807, was incorporated in the state of New York on January 15, 1904.(As used herein the term “Company” means John Wiley & Sons, Inc., and its subsidiaries and affiliated companies, unless the context indicates otherwise.)

The Company is a global publisher of print and electronic products, providing content and solutions to customers worldwide. Core businesses produce professional and consumer books and subscription products; scientific, technical, medical and scholarly journals, encyclopedias, books, and online products; and textbooks and educational materials, including integrated online teaching and learning resources, for undergraduate and graduate students, teachers and lifelong learners. The Company takes full advantage of its content from all three core businesses in developing and cross-marketing products to its diverse customer base of professionals, consumers, researchers, students, and educators. The use of technology enables the Company to make its content more accessible to its customers around the world. The Company maintains publishing, marketing, and distribution centers in the United States, Canada, Europe, Asia, and Australia.

Further description of the Company’s business is incorporated herein by reference in the Management’s Discussion and Analysis section of this 10-K.

Employees

As of April 30, 2008, the Company employed approximately 4,800 persons on a full-time basis worldwide.

Financial Information About Industry Segments

The note entitled “Segment Information” of the Notes to Consolidated Financial Statements and the   Management’s Discussion and Analysis section of this 10-K, both listed in the attached index, are incorporated herein by reference.

Financial Information About Foreign and Domestic Operations and Export Sales

The note entitled “Segment Information” of the Notes to Consolidated Financial Statements and the   Management’s Discussion and Analysis section of this 10-K, both listed in the attached index, are incorporated herein by reference.
Item 1A.	Risk Factors
This section describes the major business risks to the Company and should be carefully considered.
Cautionary Statement Under the Private Securities Litigation Reform Act of 1995:
This 10-K and our Annual Report to Shareholders for the year ending April 30, 2008 report contains certain forward-looking statements concerning the Company’s operations, performance, and financial condition. In addition, the Company provides forward-looking statements in other materials released to the public as well as oral forward-looking information. Statements which contain the words anticipate, expect, believes, estimate, project, forecast, plan, outlook, intend and similar expressions constitute forward-looking statements that involve risk and uncertainties. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those in any forward-looking statements.

Any such forward-looking statements are based upon a number of assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change based on many important factors. Such factors include, but are not limited to (i) the level of investment in new technologies and products; (ii) subscriber renewal rates for the Company’s journals; (iii) the financial stability and liquidity of journal subscription agents; (iv) the consolidation of book wholesalers and retail accounts; (v) the market position and financial stability of key retailers; (vi) the impact of the used-book market; (vii) worldwide economic and political conditions; and (viii) the Company’s ability to protect its copyrights and other intellectual property worldwide (ix) other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

Operating Costs and Expenses

The Company has a significant investment, and cost, in its employee base around the world. The Company offers competitive salaries and benefits in order to attract and retain the highly skilled workforce needed to sustain and develop new products and services required for growth. Employment and benefit costs are affected by competitive market conditions for qualified individuals, and factors such as healthcare, pension and retirement benefits costs. The Company is a large paper purchaser, and paper prices may fluctuate significantly from time-to-time. The Company attempts to moderate the exposure to fluctuations in price by entering into multi-year supply contracts and having alternative suppliers available. In general, however, any significant increase in the costs of goods and services provided to the Company may adversely affect the Company’s costs of operation.
Protection of Intellectual Property Rights
Substantially all of the Company’s publications are protected by copyright, held either in the Company’s name,   in the name of the author of the work, or in the name of the sponsoring professional society. Such copyrights protect the Company’s exclusive right to publish the work in the United States and in many countries abroad for specified periods, in most cases the author’s life plus 70 years, but in any event a minimum of 28 years for works published prior to 1978 and 50 years for works published thereafter. The ability of the Company to continue to achieve its expected results depends, in part, upon the Company’s ability to protect its intellectual property rights. The Company’s results may be adversely affected by lack of legal and/or technological protections for its intellectual property in some jurisdictions and markets.
Maintaining the Company’s Reputation
Professionals worldwide rely upon many of the Company’s publications to perform their jobs. It is imperative that the Company consistently demonstrates its ability to maintain the integrity of the information included in its publications. Adverse publicity, whether or not valid, may reduce demand for the Company’s publications.
Trade Concentration and Credit Risk
In the journal publishing business, subscriptions are primarily sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agents and is remitted to the journal publisher, including the Company, generally prior to the commencement of the subscriptions. Although at fiscal year-end the Company had minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 20% of consolidated book and journal revenue and no one agent accounts for more than 8% of total consolidated revenue.

The Company’s business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 6% of consolidated book and journal revenue, the top 10 book customers account for approximately 19% of total consolidated revenue and approximately 39% of total gross trade accounts receivable at April 30, 2008. Payments for the sale of journals are predominantly collected in advance.

Changes in Regulation and Accounting Standards
The Company maintains publishing, marketing and distribution centers in Asia, Australia, Canada, Europe and  the United States. The conduct of our business, including the sourcing of content, distribution, sales, marketing and advertising is subject to various laws and regulations administered by governments around the world. Changes in laws, regulations or government policies, including taxation requirements and accounting standards, may adversely affect the Company’s future financial results.
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
Competition for Market Share and Author and Society Relationships

The Company operates in highly competitive markets. Success and continued growth depends greatly on developing new products and the means to deliver them in an environment of rapid technological change. Attracting new authors and societies, while retaining our existing relationships are also critical to our success. We believe the Company is well positioned to meet these business challenges with the strength of our brands, our reputation and innovative abilities.

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

Ability to Successfully Integrate Key Acquisitions
The Company’s growth strategy includes title, imprint and business acquisitions which complement the Company’s existing businesses; the development of new products and services; designing and implementing new methods of delivering products to our customers, and organic growth of existing brands and titles. Acquisitions may have a substantial impact on costs, revenues, cash flows, and financial position such as, the Company’s acquisition of Blackwell Publishing (Holdings) Ltd. (“Blackwell”) more fully described in Note 4 of the annual report. Acquisitions involve risks and uncertainties, including difficulties in integrating acquired operations and in realizing expected opportunities, diversions of management resources and loss of key  employees, challenges with respect to operating new businesses, debt incurred in financing such acquisitions, and other unanticipated problems and liabilities.

Attracting and Retaining Key Employees

The Company’s success is highly dependent upon the retention of key employees globally. In addition, we are dependent upon our ability to continue to attract new employees with key skills to support the continued organic growth of the business.

   Item 1B.        Unresolved Staff Comments

None

Item 2.              Properties

The Company occupies office, warehouse, and distribution facilities in various parts of the world, as listed below (excluding those locations with less than 10,000 square feet of floor area, none of which is considered material property). All of the buildings and the equipment owned or leased are believed to be in good condition and are generally fully utilized.

Location	Purpose	Approx. Sq. Ft.	Lease Expiration

Leased
Australia	Office	26,000	2018
Office	33,000	2020
Warehouse	68,000	2016

Canada	Office & Warehouse	87,000	2011
Office	19,000	2010

England	Warehouse	81,000	2012
Office	63,000	2027
Office	17,000	2025
Warehouse	146,000	2021

Singapore	Office & Warehouse	61,000	2010
Office	15,000	2008

Germany	Office	19,000	2013
Office	29,000	2009

India	Warehouse	12,000	2010

United States:

New Jersey	Corporate Headquarters	383,000	2017

New Jersey	Distribution Center & Office	185,000	2020

New Jersey	Warehouses	380,000	2021

Indiana	Office	116,000	2019

California	Office	38,000	2012

Massachusetts	Office	49,000	2017

Owned

Germany	Office	58,000

England	Office	49,000
Office	21,000

Iowa	Office & Warehouse	27,000

Item 3.	Legal Proceedings

The Company is involved in routine litigation in the ordinary course of its business. In the opinion of management, the ultimate resolution of all pending litigation will not have a material effect upon the financial condition or results of operations of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to the Company’s security holders during the last quarter of the fiscal year ended April 30, 2008.

PART II

Item 5.          Market for the Company’s Common Equity and Related Stockholder Matters and

                     Issuer Purchases of Equity Securities

The Quarterly Share Prices, Dividends, and Related Stockholder Matters listed in the index on page 10 are incorporated herein by reference.

Item 6.	Selected Financial Data

The Selected Financial Data listed in the index on page 10 is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations listed in the index on page 10 are incorporated herein by reference.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

The information appearing under the caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations listed in the index on page 10 is incorporated herein by reference.

Item 8.	Financial Statements and Supplemental Data

The Financial Statements and Supplemental Data listed in the index on page 10 is incorporated herein by reference.

JOHN WILEY & SONS, INC., AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements and information appearing on the pages indicated are filed as part of this report:

Page(s)

Management’s Discussion and Analysis of Business, Financial Condition

and Results of Operations	11-41
Results by Quarter (Unaudited)	42

Quarterly Share Prices, Dividends, and Related Stockholder Matters and Issuer

Purchases of Equity Securities	43
Selected Financial Data	44
Management’s Report on Internal Control over Financial Reporting	45
Reports of Independent Registered Public Accounting Firm	46-47
Consolidated Statements of Financial Position as of April 30, 2008 and 2007	48
Consolidated Statements of Income for the years ended
April 30, 2008, 2007, and 2006	49

Consolidated Statements of Cash Flows for the years ended

April 30, 2008, 2007, and 2006	50
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the
years ended April 30, 2008, 2007, and 2006	51
Notes to Consolidated Financial Statements	52-78
Schedule II — Valuation and Qualifying Accounts
for the years ended April 30, 2008, 2007, and 2006	79

Other schedules are omitted because of the absence of conditions under which they apply or because the information required is included in the Notes to Consolidated Financial Statements.

Management’s Discussion and Analysis of Business,

Financial Condition and Results of Operations

The Company is a global publisher of print and electronic products, providing content and solutions to customers worldwide. Core businesses produce professional and consumer books and subscription products; scientific, technical, medical and scholarly journals, encyclopedias, books, and online products; and textbooks and educational materials, including integrated online teaching and learning resources, for undergraduate and graduate students, teachers and lifelong learners. The Company takes full advantage of its content from all three core businesses in developing and cross-marketing products to its diverse customer base of professionals, consumers, researchers, students, and educators. The use of technology enables the Company to make its content more accessible to its customers around the world. The Company maintains publishing, marketing, and distribution centers in the United States, Canada, Europe, Asia, and Australia.

Business growth comes from a combination of title, imprint and business acquisitions which complement the Company’s existing businesses; from the development of new products and services; from designing and implementing new methods of delivering products to our customers; and from organic growth of existing brands and titles.

Core Businesses

Professional/Trade:

The Company’s Professional/Trade business acquires, develops and publishes books and subscription products in all media, in the subject areas of business, technology, architecture, culinary, psychology, education, travel, consumer reference, and general interest. Products are developed for worldwide distribution through multiple channels, including major chains and online booksellers, independent bookstores, libraries, colleges and universities, warehouse clubs, corporations, direct marketing, and Web sites. Global Professional/Trade publishing accounted for approximately 28% of total Company revenue in fiscal year 2008.

Key revenue growth strategies of the Professional/Trade business include adding value to its content, developing its leading brands and franchises, and executing strategic acquisitions. Revenue for the Company’s worldwide Professional/Trade business grew at a compound annual rate of 5% over the past five years.

Publishing alliances and franchise products are central to the Company’s strategy. The Company’s ability to bring together Wiley’s product development, sales, marketing, distribution and technological capabilities with a partner’s content and brand name recognition has been a driving factor in its success. Professional/Trade alliance partners include General Mills, the Culinary Institute of America, the American Institute of Architects, Mergent, Inc., the Microsoft Executive Leadership Series, the Leader to Leader Institute, Fisher Investments, Morningstar, and Weight Watchers, among many others.

The Company’s Professional/Trade customers are professionals, consumers, and students worldwide. Highly respected brands and extensive backlists are especially well suited for online bookstores such as Amazon.com. With their unlimited “virtual” shelf space, online retailers merchandise the Company’s products for longer periods of time than brick-and-mortar bookstores.

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

Key Acquisitions: The Company’s business plan includes organic growth as well as growth through acquisitions. Key Professional/Trade acquisitions in recent years include: (i) In fiscal 2007, WhatsonWhen.com, a provider of travel-related online content, technology, and services which compliment the Company’s travel products. (ii) In fiscal year 2006, the publishing assets of Sybex, Inc., a leading publisher to the global information technology professional community for nearly 30 years. Sybex published about 100 new titles a year and maintained a backlist of over 450 titles in digital photography, operating systems, programming and gaming categories. (iii) In fiscal year 2002, the Company acquired Hungry Minds Inc., a leading publisher with an outstanding collection of respected brands, with such product lines as the For Dummies series, the Frommer’s and Unofficial Guide travel series, the Bible and Visual technology series, the CliffsNotes study guides, Webster’s New World dictionaries, and Betty Crocker and Weight Watchers cookbooks.

Scientific, Technical, and Medical (STM):

The Company is a leading publisher for the scientific, technical, medical and scholarly communities worldwide including, scientists, researchers, clinicians, engineers, students and professors, and academic and corporate librarians. STM products include journals, major reference works, reference books and protocols, in print and online. STM publishing areas include the physical sciences and engineering, medical, social science and humanities, life sciences, technology and professional. STM develops products for global distribution through multiple channels, including library consortia, subscription agents, direct sales to professional society members, bookstores, online booksellers and other customers. Global STM represented 58% of total Company revenue in fiscal year 2008 including Blackwell. STM’s revenue grew at a compound annual rate of 26% over the past five years, including Blackwell.

Publishing alliances play a major role in STM’s success. The Company publishes the journals of prestigious societies, including the American Cancer Society, the British Journal of Surgery Society, the Federation of European Biochemistry Societies and the German Chemical Society. These alliances bring mutual benefit, with the societies gaining Wiley’s publishing, marketing, sales and distribution expertise, while Wiley benefits from being affiliated with prestigious societies and their members.

Established commercially in 1999, the Company’s web-based service,Wiley InterScience (www.interscience.wiley.com), offers online access to more than 2,500 journals, books, reference works, Current Protocols laboratory manuals and databases, as well as a suite of professional and management resources. Wiley InterScience is based on a successful business model that features Enhanced Access Licenses. One to three years in duration, Enhanced Access Licenses provide academic and corporate customers with multi-site online access. The Company also offers other flexible pricing options such as, Basic Access licenses, which provide click-on access title-by-title to the Company’s electronic journal content. Access is also provided through Pay-Per-View, which serves customers who wish to purchase individual articles or chapters. With over 25 million users in 87 countries around the globe, Wiley InterScience is one of the world’s leading providers of scientific, technical, medical and scholarly content.

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

In 2005, the Company announced a program to digitize its entire historical journal content, dating back to the 1800s. Wiley’s digitization of legacy content is designed to improve the research pathway and ensure content discovery is as seamless and efficient as possible. The backfile collection, which is available online through Wiley InterScience, spans two centuries of scientific research and comprise over 14 million pages – one of the largest archives of its kind issued by a single publisher. As of April 30, 2008 virtually all of Wiley’s existing journal content was digitized and made available to customers. The digitization program has been expanded to include the journals acquired in the Blackwell acquisition described below.

Blackwell Publishing (Holdings) Ltd. (“Blackwell”): In fiscal year 2007, the Company acquired Blackwell, a leading publisher of journals and books for the academic, research and professional markets focused on science, technology, medicine and social sciences and humanities. Headquartered in Oxford, England, Blackwell also maintains publishing locations in the United States, Asia, Australia, Denmark and Germany. Approximately 50% of Blackwell’s annual revenue is derived from the United States. Blackwell currently employs approximately 1,000 individuals worldwide with just over half located in the United Kingdom. The acquisition of Blackwell enhances Wiley’s global position as a provider of must-have content and services, expands and diversifies its journal portfolio, increases both print and on-line advertising revenue and increases society relationships. With the acquisition of Blackwell, the Company now publishes approximately 1,500 journal titles with approximately 50% being affiliated with a professional or scholarly society.

In fiscal year 2006, the Company acquired InfoPoems Inc., a leading provider of evidence-based medicine (EBM). This acquisition along with the Cochrane Collaboration database provides the foundation for the Company’s growing suite of EBM products designed to improve patient healthcare. EBM facilitates the effective management of patients through clinical expertise informed by best practice evidence that is derived from medical literature.

Higher Education:

The Company publishes educational materials for the higher education market in all media, focusing on courses in the sciences, geography, mathematics, engineering, accounting, business, economics, computer science, psychology, education, and modern languages. In Australia, the Company is also a leading publisher for the secondary school market.

Higher Education customers include undergraduate, graduate, and advanced placement students, educators, and lifelong learners worldwide. Product is delivered principally through college bookstores, online booksellers, and Web sites. Globally, Higher Educational generated 14% of total Company revenue in fiscal year 2008. The Company’s worldwide Higher Education revenue grew at a compound annual rate of 5% over the past five years.

Higher Education’s mission is to help teachers teach and students learn. Our strategy is to provide value-added quality materials and services through textbooks, supplemental study aids, course and homework management tools and more, in print and electronic formats. The Higher Education web site offers online learning materials with links to more than 4,000 companion sub-sites to support and supplement textbooks.

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

Higher Education is also leveraging the web in its sales and marketing efforts. The web enhances the Company’s ability to have direct contact with students and faculty at universities worldwide through the use of interactive electronic brochures and e-mail campaigns.

Key Acquisition/Collaborations: In fiscal year 2007, Wiley became Microsoft’s sole publishing partner worldwide for all Microsoft Official Academic Course (MOAC) materials.Microsoft and Wiley have begun publishing a co-branded series of textbook and e-learning products on several topics released under Wiley-Microsoft logos.Wiley has also assumed responsibility for the sale of existing MOAC titles. All titles will be marketed globally and available in several languages. With Microsoft’s position as the world’s leading software company and Wiley’s global presence in higher education, the alliance is an ideal strategic fit.

In fiscal year 2003, the Company acquired the assets of Maris Technologies to support the Company’s efforts to produce web-enabled products. This acquisition included the market-leading software Edugen, which provides the underlying technology for WileyPLUS. Located in Moscow, the development facility is staffed by approximately 75 programmers and designers.

Publishing Operations

Journal Products:

The Company now publishes over 1,400 Scientific, Technical, Medical, Scholarly and approximately 100 Professional/Trade journals. Journal revenue and other related publishing income, such as advertising, accounted for approximately 48% of the Company’s fiscal year 2008 revenue. The journal portfolio includes journals owned by the Company, in which case they may or may not be sponsored by a professional society, jointly owned with a professional society and those owned by such societies and published by the Company pursuant to long-term contract. Societies that sponsor or own such journals generally receive a royalty and/or other consideration. The Company usually enters into agreements with outside independent editors of journals that state the duties of the editors, and the fees and expenses for their services. Contributors of journal articles transfer publication rights to the Company or a professional society, as applicable. Journal articles may be based on research funded through government or charitable grants. In certain cases the terms of the grant may require the grantholder to make published articles available free of charge to the public, typically after an embargo period. The Company provides services for a fee to enable the grantholder to comply.

The Company sells journal subscriptions through sales representatives; direct mail or other advertising; promotional campaigns; and memberships in professional societies for those journals that are sponsored by such societies. Journal subscriptions are primarily licensed through contracts for on-line content derived through Wiley InterScience and/orBlackwell-Synergy. The contracts are negotiated directly with customers or their subscription agents. Licenses range from one to three years in duration and typically cover calendar years.  Early in the fourth quarter of fiscal year 2008, the Company announced its plan for a combined enhanced and rebranded online platform to support the Scientific, Technical, Medical and Scholarly business. The first phase will be available to all customers beginning in July 2008.

Printed journals are generally mailed to subscribers directly from independent printers. Journal content is available online. Subscription revenue is generally collected in advance, and is deferred and recognized as earned when the related issue is shipped or made available online, or over the term of the subscription as services are rendered.

Book Products:

Book products and book related publishing revenue, such as advertising revenue and the sale of publishing rights, accounted for approximately 52% of the Company’s fiscal year 2008 revenue. Materials for book publications are obtained from authors throughout most of the world through the efforts of an editorial staff, outside editorial advisors, and advisory boards. Most materials originate with their authors, or as a result of suggestion or solicitations by editors and advisors. The Company enters into agreements with authors that state the terms and conditions under which the materials will be published, the name in which the copyright will be registered, the basis for any royalties, and other matters. Most of the authors are compensated by royalties, which vary with the nature of the product and its anticipated sales potential. The Company may make advance payments against future royalties to authors of certain publications.

The Company continues to add new titles, revise existing titles, and discontinue the sale of others in the normal course of its business, also creating adaptations of original content for specific markets fulfilling customer demand. The Company’s general practice is to revise its textbooks every three to five years, if warranted, and to revise other titles as appropriate. Subscription-based products are updated more frequently on a regular schedule. Approximately 31% of the Company’s fiscal year 2008 U.S. book-publishing revenue was from titles published or revised in the current fiscal year.

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

Like most other publishers, the Company generally contracts with independent printers and binderies for their services. The Company purchases its paper from independent suppliers and printers. The fiscal year 2008 weighted average U.S. paper prices increased approximately 7% over fiscal year 2007. Management believes that adequate printing and binding facilities, and sources of paper and other required materials are available to it, and that it is not dependent upon any single supplier. Printed book products are distributed from both Company-operated warehouses and independent distributors.

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

The Internet not only enables the Company to deliver content online, but also helps to sell more books. The growth of online booksellers benefits the Company because they provide unlimited virtual “shelf space” for the Company’s entire backlist.

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

Global Operations

The Company’s publications are sold throughout most of the world through operations located in Europe, Canada, Australia, Asia, and the United States. All operations market their indigenous publications, as well as publications produced by other parts of the Company. The Company also markets publications through agents as well as sales representatives in countries not served by the Company. John Wiley & Sons International Rights, Inc. sells reprint and translations rights worldwide. The Company publishes or licenses others to publish its products, which are distributed throughout the world in many languages. Approximately 49% of the Company’s fiscal year 2008 revenue was derived from non-U.S. markets.

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

The Company is in the top rank of publishers of scientific and technical journals worldwide, as well as a leading commercial chemistry publisher at the research level; one of the leading publishers of university and college textbooks and related materials for the “hardside” disciplines, (i.e. sciences, engineering, and mathematics), and a leading publisher in its targeted professional/trade markets. The Company knows of no reliable industry statistics that would enable it to determine its share of the various international markets in which it operates.

Performance Measurements

The Company measures its performance based upon revenue, operating income, earnings per share and cash flow, excluding unusual or one-time events, and considering worldwide and regional economic and market conditions. The Company evaluates market share statistics for publishing programs in each of its businesses. STM uses various reports to monitor competitor performance and industry financial metrics. Specifically for journal titles, the ISI Impact Factor, published by the Institute for Scientific Information, is used as a key metric of a journal titles influence in scientific publishing. For Professional/Trade, market share statistics published by BOOKSCAN, a statistical clearinghouse for book industry point of sale data in the United States, are used. The statistics include survey data from all major retail outlets, on-line booksellers, mass merchandisers, small chain and independent retail outlets. For Higher Education, the Company subscribes to Management Practices Inc., which publishes customized comparative sales reports.

Results of Operations

Fiscal Year 2008 Summary Results

Revenue for fiscal year 2008 increased 36% to $1,673.7 million, or 33% excluding the favorable impact of foreign exchange. Blackwell Publishing Ltd. (“Blackwell”), which was acquired on February 2, 2007, contributed $379.4 million to the revenue growth, increasing from $105.8 million in fiscal year 2007 to $485.2 million in fiscal year 2008. Excluding Blackwell, revenue grew 5% to $1,188.5 million, or 3% excluding the favorable impact of foreign exchange. Strong revenue growth in Europe and Asia was tempered by moderate growth in the U.S. markets.

Gross profit margin in fiscal year 2008 of 67.9% was essentially the same as in the prior year. Operating and administrative expenses for fiscal year 2008 increased 33% to $874.9 million, including $187.5 million of incremental operating expenses for Blackwell. Included in Blackwell operating and administrative expenses are approximately $21 million of costs related to the transition and integration of Blackwell. Operating and administrative expenses for fiscal year 2008 increased 2%, excluding Blackwell and the unfavorable impact of foreign exchange. The increase was mainly due to higher planned employment and other costs to support business growth; increased editorial and production associated with new journals; and costs associated with the development of indigenous publishing programs. The Company recorded a $4.4 million bad debt provision in fiscal year 2007 related to the bankruptcy of Advanced Marketing Services and a $1.9 million recovery of that bad debt in the current fiscal year. Amortization of intangibles increased $18.3 million, principally due to the Blackwell acquisition.

Operating income improved 38% to $223.0 million in fiscal year 2008, including incremental operating income of $56.6 million related to Blackwell, which increased from $6.5 million in fiscal year 2007 to $63.1 million in fiscal year 2008. Excluding Blackwell, operating income improved 3% to $159.9 million, or 1% excluding the favorable impact of foreign exchange. Revenue growth was partially offset by higher planned operating expenses. Net interest expense and other increased $39.7 million to $61.5 million, mainly due to finance costs associated with the Blackwell acquisition.

The effective tax rate for fiscal year 2008 was 8.7% compared to 28.6% in the prior year period. During fiscal year 2008, the Company recorded an $18.7 million tax benefit associated with new tax legislation enacted in the United Kingdom (U.K.) and Germany that reduced the corporate income tax rates from approximately 30% to 28% and 39% to 29%, respectively. The benefits recognized by the Company reflect the adjustments required to restate all applicable deferred tax balances at the new income tax rates. The new tax rates were effective in Germany as of May 1, 2007 and in the U.K. as of April 1, 2008. The tax provision for fiscal year 2007 included tax benefits of $5.5 million related to the settlement and resolution of certain tax matters with authorities in the U.S. and abroad. Excluding Blackwell and the tax benefits described above, the effective tax rates for fiscal years 2008 and 2007 were 30.2% and 35.1%, respectively. The decrease was principally due to lower taxes on non-U.S. sourced earnings. Blackwell’s effective tax rate had, and is expected to have, a favorable impact on the Company’s consolidated effective tax rate.

Reported earnings per diluted share and net income for fiscal year 2008 were $2.49 and $147.5 million, respectively. Adjusted to exclude the non-cash deferred tax benefits described above, earnings per diluted share and net income for fiscal year 2008 were $2.17 and $128.9 million, respectively. Earnings per diluted share and net income for fiscal year 2007 adjusted to exclude the 2007 tax benefits described above were $1.62 and $94.2 million, respectively. Excluding the tax benefits, Blackwell’s results were accretive to earnings per diluted share and net income by approximately $0.29 and $17.0 million, respectively. See Non-GAAP Financial Measures described below.

Non-GAAP Financial Measures: The Company’s management internally evaluates its operating performance excluding unusual and/or nonrecurring events. The Company believes excluding such events provides a more effective and comparable measure of current and future performance. We also believe that excluding the effects of the following tax benefits provides a more balanced view of the underlying dynamics of our business.

Deferred Tax Benefit on Changes in Statutory Tax Rates

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

Benefits on the Finalization of Tax Audits

Fiscal year 2007 includes a $5.5 million tax benefit, or $0.09 per diluted share, which resulted from the favorable resolution and settlements of certain tax matters with authorities in the U.S. and abroad. The Company has excluded these benefits from adjusted net income and adjusted earnings per share due to their significance to both measurements and uncertainty as to their reoccurrence in the future.

Since adjusted net income and adjusted earnings per share are not measures calculated in accordance with GAAP, they should not be considered as a substitute for other GAAP measures, including net income and earnings per share as indicators of operating performance. Accordingly, adjusted net income and adjusted earnings per diluted share are reconciled below to net income and earnings per share on a GAAP basis, for fiscal years 2008 and 2007.

Reconciliation of Non-GAAP Financial Disclosure

	For the Years Ended
	April 30,
Net Income (in thousands)	2008	2007

As Reported	$147,536	$99,619

Deferred Tax Benefit on Changes in Statutory Rates	(18,663)	-

Tax Benefits on The Finalization of Audits	-	(5,468)

Adjusted	$128,873	$94,151

	For the Years Ended
	April 30,
Earnings Per Diluted Share	2008	2007

As Reported	$2.49	$1.71

Deferred Tax Benefit on Changes in Statutory Rates	(0.31)	-

Tax Benefits on The Finalization of Audits	-	(0.09)

Adjusted	$2.17	$1.62

Fiscal Year 2008 Segment Results

Blackwell is reported below as a separate segment. In connection with the integration of Blackwell, we have conformed the classification of certain accounts in our Statements of Income and segment reporting and realigned certain product lines in our segment reporting to correspond with management responsibility. All prior year periods have been restated for comparability. These changes had no impact on Wiley’s consolidated net income or earnings per share.

The Company is developing a global organizational structure encompassing Wiley’s three core businesses (Scientific, Technical, Medical and Scholarly; Professional Trade and Higher Education). We believe that by leveraging our content services and capabilities around the world, we can better serve our authors, society partners, and customers, while increasing revenue, profitability and return on investment and enhancing our position in the market. In fiscal year 2009, we anticipate implementing and reporting our Company’s financial and operating results as three global business segments.

Professional/Trade (P/T):
			%
Dollars in thousands	2008	2007	change
Revenue	$395,200	$390,524	1%
Direct Contribution	$110,943	$106,546	4%
Contribution Margin	28.1%	27.3%

Wiley’s U.S. P/T revenue for fiscal year 2008 advanced slightly to $395.2 million from $390.5 million in the previous year. Revenue growth was adversely affected by sluggish market conditions, tight inventory management by some key accounts late in the fiscal year and higher sales returns. Growth during the year was principally in business, psychology, technology and general interest programs and the sale of rights and brand licensing. Globally, P/T revenue increased 3% for the full year.

Direct contribution to profit for fiscal year 2008 improved 4% to $110.9 million. Direct contribution margin improved 80 basis points to 28.1%. The improvement for the year was principally due to the favorable year-on-year effect of a $4.4 million bad debt provision recorded in fiscal year 2007 related to the bankruptcy of Advanced Marketing Services and a $1.9 million recovery of that bad debt in the current fiscal year. In addition, the effect of lower variable incentive compensation on direct contribution margin was partially offset by higher inventory obsolescence provisions.

Highlights for fiscal year 2008 included the publication of the fifth title in the best-selling Little Book series, The Little Book That Builds Wealth: The Knockout Formula for Finding Great Investments by Pat Dorsey; two firsts from the For Dummies technology list, the inaugural “do-it-yourself” title, Web Sites Do-It-Yourself For Dummies, and the first title targeted at the “over-50” consumer, Computers For Seniors For Dummies. Quarter highlights also included Jim Hightower’s Swim against the Current: Even a Dead Fish Can Go With the Flow; Heaven and Hell: My Life in the Eagles (1974-2001) by Don Felder; The Architect’s Handbook of Professional Practice, 14th edition, edited by the American Institute of Architects; Clinician’s Guide to Treating Stress After War and Strategies for Managing Stress After War, both by Julia M. Whealin, Lori T. DeCarvalho and Edward M. Vega; and the four-volume reference work, Comprehensive Handbook of Social Work and Social Welfare by Karen M. Sowers and Catherine N. Dulmus.

Previously published titles continued to sell well throughout the year, including Weight Watchers New Complete Cookbook and Weight Watchers All-Time Favorites, along with Mark Bittman’s, How to Cook Everything Vegetarian. The Kouzes/Posner Leadership Challenge and Patrick Lencioni’s suite of leadership titles had strong years.

Several P/T books received considerable media and customer attention during the year, including: Fred Kaplan’s Daydream Believers: How a Few Grand Ideas Wrecked American Power, which was reviewed prominently in the New York Times’s Arts Section, on National Public Radio, MSNBC and in regional media. Swim against the Current: Even a Dead Fish Can Go with the Flow by Jim Hightower received national radio and newspaper attention. Mark Bittman’s How to Cook Everything Vegetarian continued to garner national media attention, supported by the author’s regular appearances on theToday Show, the launch of his own New York Times blog, “Bitten,” and a column in Men’s Health magazine. Pauline Frommer continued to provide expert opinion in local and national media as an authority on budget travel.

Timely P/T environmental titles, Green Building and Remodeling For Dummies, Green Living For Dummies and Solar Power Your Home For Dummies, attracted national and regional attention. Books featured on major bestseller lists includedFive Dysfunctions of a Team by Patrick Lencioni; Ready, Fire, Aim: Zero to $100 Million in No Time Flat by Michael Masterson; J.K. Lasser’s Your Income Tax 2008; Staring at the Sun: Overcoming the Terror of Death by Irvin D. Yalom; How: Why How We Do Anything Means Everything...in Business (and in Life) by Dov Seidman; and Swim against the Current: Even a Dead Fish Can Go With the Flow by Jim Hightower.

Several P/T titles were honored with awards during the year. The International Association of Culinary Professionals (IACP) named Fish Forever by Paul Johnson “Cookbook of the Year,” a first for Wiley, and three Wiley cookbooks won best-in-category, How to Cook Everything Vegetarian by Mark Bittman; Chocolates and Confections by Peter C. Greweling and The Culinary Institute of America; and Fish Forever. The Nautilus Book Awards recognized six Wiley publications that contribute to positive social change, spiritual growth, conscious living, high-level wellness and responsible leadership with silver awards.

Fiscal year 2008 was a strong year for P/T digital initiatives, including the launch of the Webster’s New World Web site and JKLasser.com. Frommers.com included its first sponsored microsite, Family Vacations with Sheraton Hotels, as well as a custom site for Rail Europe, and a blog by Arthur Frommer, featuring travel resources, tips, travel bargains, message boards and current events.

Scientific, Technical and Medical (STM):
			%
Dollars in thousands	2008	2007	change
Revenue	$235,094	$230,916	2%
Direct Contribution	$114,243	$115,169	(1%)
Contribution Margin	48.6%	49.9%

U.S. STM revenue for fiscal year 2008 grew 2% over prior year to $235.1 million. Revenue growth was attributable to moderate journal subscription growth. Global STM revenue advanced 6% for the full year, excluding Blackwell.

Direct contribution to profit for fiscal year 2008 decreased 1% to $114.2 million. Direct contribution margin declined 130 basis points to 48.6% mainly due to increased production costs associated with new journal titles, higher marketing costs and consulting fees.

Throughout the year, STM signed agreements to publish journals with a number of scholarly societies. During the fourth quarter, the American Cancer Society (ACS) selected the Company to publish CA, beginning in January 2009. Wiley and the ACS already collaborate on Cancer and Cancer Cytopathology. Wiley was also chosen by the Triological Society to publish The Laryngoscope, a venerable journal first published in 1896, and the Society of Plastics Engineers, to publish Plastics Engineering, a news magazine delivering the latest information for the global market in machinery, materials, plastics processing and all matters relating to the plastics industry.

During the fiscal year, Wiley also signed agreements with the Society for Science and the Public to electronically distribute its news magazine, Science News, and to designate the Wiley-published journal, Statistical Analysis and Data Mining, as “an official journal of the American Statistical Association (ASA),” The ASA will also collaborate with Wiley on the editorial direction, strategy and process for this new cross-disciplinary publication. Wiley reached an agreement to publish the quarterly Canadian Journal of Statistics next year on behalf of the Statistical Society of Canada. These two agreements reinforce the Company’s leadership in statistics publishing.

STM reached an agreement with the Boston-based JoVE (Journal of Visualized Experiments) for the publication of online videos detailing the research process for its Current Protocols series. Since being indexed in Medline earlier in the year, Current Protocols online publications (particularly Current Protocols Molecular Biology and Current Protocols Cell Biology) have experienced a substantial increase in traffic.

The Hospitalist, which Wiley publishes with the Society of Hospital Medicine (SHM), received two awards from the American Society of Healthcare Publication Editors: Bronze for Best Custom Publication and Gold for Best Regular Staff-Written column. Earlier in the year, in conjunction with SHM, Wiley launched "Wachter's World," a blog written by Dr. Robert M. Wachter, which addresses current issues in hospital care and inpatient medicine. Dr. Wachter is co-founder of SHM.

In January 2008, legislation was passed in the U.S. mandating the NIH Public Access Policy. Under this policy, all research funded by the National Institutes of Health (NIH) must be made available to the public free of charge after a 12-month embargo. Wiley will support its authors by complying on their behalf through posting the accepted journal articles written by NIH grant-holders to PubMedCentral.

In fiscal year 2008, Wiley nearly doubled its Online Books offering. Over 6,000 titles are now available on Wiley InterScience, including approximately 1,700 Blackwell books.

Blackwell:

Dollars in thousands	2008	2007
Revenue	$485,241	$105,760
Direct Contribution	$170,211	$28,853
Contribution Margin	35.1%	27.3%

Blackwell’s operating results have been included in the consolidated results of the Company since February 2, 2007, the date of the acquisition. Blackwell revenue and direct contribution for fiscal year 2008 were $485.2 million and $170.2 million, respectively. Included in fiscal year 2008 operating costs were approximately $21 million of transition and integration related costs. Direct contribution included $22.3 million of non-cash amortization charges for intangible assets related to the acquisition. For the full year, interest costs associated with the financing of the acquisition were approximately $65.8 million. Blackwell contributed approximately $0.55 to the Company’s fiscal year 2008 earnings per share, or $0.29, excluding one-time tax benefits. New tax legislation reduced the U.K. corporate income tax rate from 30% to 28%, resulting in a $0.26 per share deferred tax benefit, mainly attributable to the intellectual publishing assets acquired with Blackwell. In fiscal year 2007, Blackwell results were dilutive to earnings per share by approximately $0.02.

Blackwell revenue for the fourth quarter, which is the first quarter with comparative year over year results, increased to $138.2 million from $105.8 million in the prior year. The increase was principally driven by subscription revenue and backfile sales. The improvement also reflected a purchase accounting adjustment of approximately $16 million that reduced revenue in the fourth quarter of fiscal year 2007. The growth in backfile sales was due to accelerated digitization of Blackwell journals. Direct contribution for the quarter improved to $50.9 million from $28.9 million in the previous year, mainly due to revenue growth. Blackwell’s results for the fourth quarter of fiscal year 2008 contributed approximately $0.11 to Wiley’s earnings per share compared to $0.02 dilution in the same period of the last year.

Over the course of the year, the Company added 65 society journals, renewed or extended 74 journals, and lost only 3 journals to competitors. The Scandinavian Plant Physiology Society renewed the publishing agreement for one of its key plant science journals, Physiologia Plantarum. A new agreement was signed for Economic Geography, the leading journal in its field. The Australian Anthropological Society chose Blackwell as publisher of the Australian Journal of Anthropology. The Certified Public Accountants of Australia selected Blackwell to publish Australian Accounting Review. Blackwell entered into a collaborative agreement with the Association for the Study of Ethnicity and Nationalism to publish, Studies in Ethnicity and Nationalism and Nations and Nationalism. The International Journal of Experimental Pathology renewed its contract for its eponymous journal.

Blackwell published a new edition of the Five Minute Veterinary Consult as a workflow tool on Personal Digital Assistants (PDAs). This best-selling reference book is now delivered to the point of care, providing veterinarians in the field with easy access to medical data. The service provides for instant information on diagnostic signs, causes of the disease, treatment protocols, medicines and dosage.

Several Blackwell publications were highlighted by the media and honored with awards during the year. The British Medical Association recognized eleven Blackwell publications with book awards and the Association of American Publishers Professional and Scholarly Publishing Awards for Excellence named Mind, Brain, and Education as the “Best New Journal in 2007.” Blackwell Reference Online, which was enhanced by the addition of many new titles during the year, was cited by Choice as “an outstanding academic resource.”

Higher Education:
			%
Dollars in thousands	2008	2007	change
Revenue	$164,708	$162,473	1%
Direct Contribution	$44,303	$42,554	4%
Contribution Margin	26.9%	26.2%

U.S. Higher Education revenue increased 1% in fiscal year 2008 to $164.7 million. Solid performances by the science and business/accounting programs, sales of Microsoft Official Academic Course (MOAC) titles and the sale of translation rights and reprints were offset by backlist attrition in mathematics, engineering and the social sciences. Globally, Higher Education revenue increased 5% for the full year.

Direct contribution to profit for fiscal year 2008 advanced 4% to $44.3 million. Revenue growth and prudent expense management contributed to the improvement over the prior year periods.

WileyPLUS delivered strong results in fiscal year 2008 with sales increasing 35% over prior year, and digital-only sales nearly doubling. Student usage around the world continued to climb sharply, with registered users increasing 10% in the U.S. and more than doubling outside the U.S. Seventeen percent of WileyPLUS’ user base is located outside the U.S. WileyPLUS ended the year with a milestone achievement, the validation of the 500,000th student user in April.

Online sales directly to students grew significantly during the year. Wiley built on its successful relationships with online retailers by participating in a number of marketing promotions. Wiley also continued to utilize CourseSmart to distribute digital complimentary copies to faculty. CourseSmart is a venture founded by six higher education publishers, with the goal of providing instructors and students access to digital course materials. Launched in its Beta version this year, CourseSmart provides thousands of textbooks across hundreds of courses in an eTextbook format on a common platform. Nearly 200 Wiley titles were available to professors through the site for their review.

During the year, Wiley signed an agreement with Economic Modeling Specialists, Inc. (EMSI), a provider of detailed information about regional economies for assessment and planning purposes. Under the agreement, EMSI will produce co-branded regional reports focusing on the labor market demand for occupations linked to Wiley Pathways curricula, which cover four major fields: business, emergency management, health care management and information technology. The reports will inform colleges about opportunities for developing, expanding or supporting related programs.

Key revisions published in fiscal year 2008 include Psychology, 5th edition, by Robin M. Kowalski and Drew Westen;Introduction to Finance: Markets, Investments, and Financial Management, 13th edition, by Ronald W. Melicher and Edgar A. Norton; Educational Psychology: Reflection for Action, 2nd edition, by Angela O'Donnell, Johnmarshall Reeve, and Jeffrey Smith; Financial Accounting in an Economic Context, 7th edition, by Jamie Pratt; Foundations of Multinational Financial Management, 6th edition, by Alan C. Shapiro and Atulya Sarin; Chemistry: Structure and Dynamics, 4th edition, by James N. Spencer, George M. Bodner and Lyman H. Rickard; and Principles of Anatomy and Physiology, 12th edition, by Gerard J. Tortora and Bryan H. Derrickson.

Europe:
			%	%
Dollars in thousands	2008	2007	change	excluding FX
Revenue	$348,338	$315,908	10%	5%
Direct Contribution	$121,904	$109,825	11%	9%
Contribution Margin	35.0%	34.8%

Wiley Europe’s revenue for fiscal year 2008 increased 10% to $348.3 million, or 5% after adjusting for the favorable effect of foreign exchange. Revenue growth for the year was driven by STM journal subscriptions and P/T and Higher Education indigenous book programs. Direct contribution to profit for the full year increased 11% over prior year, or 9% after adjusting for foreign exchange mainly due to top-line results. Direct contribution margin increased 20 basis points to 35.0% mainly due to cost savings in production, sales and marketing.

In Europe, P/T had a solid year with For Dummies titles and P/T English language products contributing to the results. U.K. travel guides accelerated the global expansion of the Frommer’s brand outside North America. During the year, P/T continued to diversify into corporate sales, custom publishing and travel, thereby opening new revenue streams. During the fourth quarter, Wiley and the Dana Center, an extension of the Science Museum in London, launched three P/T titles: Being Virtual: Who You Really Are Online by Davey Winder; Powering Up: Are Computer Games Changing Our Lives? by Rebecca Mileham; and Enhancing Me: The Hope and the Hype of Human Enhancement by Pete Moore with live and virtual launch events at the Dana Centre and in Second Life, the three-dimensional online virtual world. Wiley also signed a contract with NYSE-Euronext to publish a series of introductory trading titles.

While STM books had a difficult year as a result of scheduling delays for new publications. The Microscopy & Analysis Directory 2008 published during the fourth quarter to strong response. The Directory is primarily a print product with an online counterpart. In addition, two new major reference works were launched on Wiley InterScience, following their print publication earlier in the year: Handbook of Biosensors and Biochips by Robert S. Marks and Encyclopedia of Statistics in Quality and Reliability by Fabrizio Ruggeri, Ron S. Kennett and Frederick W. Faltin.

During the year, Wiley signed an agreement with the Novartis Foundation to digitize the Ciba Foundation series from its beginning in 1953 up to 1986 when Wiley became the Foundation’s publisher. The collection will only be available electronically as a complete set or as separate volumes with individual chapters downloadable from Wiley InterScience.

In Higher Education, Organizational Behaviour by Dr. Ray French, a European adaptation of a successful U.S. Higher Education textbook by John Schermerhorn, was released during the year. A showcase Web site, featuring video interviews for Managing Innovation: Integrating Technological, Market and Organizational Change by Joe Tidd, was also launched, in advance of the book’s 4th edition. WileyPLUS gained traction throughout the year, especially in the Middle East, where a new adoption was won earlier this year in Saudi Arabia.

Asia, Australia and Canada:
			%	%
Dollars in thousands	2008	2007	change	excluding FX
Revenue	$154,961	$132,992	17%	8%
Direct Contribution	$34,377	$28,145	22%	(3%)
Contribution Margin	22.2%	21.2%

Wiley’s revenue in Asia, Australia and Canada increased over prior year by 17% to $155.0 million. Favorable foreign exchange contributed approximately 9% to the annual growth. Growth was driven mainly by strong P/T and STM sales in Asia. Results were tempered by a disappointing year for Wiley Australia’s School business and lower P/T sales in Canada, which were affected by pricing pressure caused by the strengthening of the Canadian dollar against the U.S. dollar.

Direct contribution to profit for fiscal year 2008 increased 22%, but declined 3% after adjusting for foreign exchange. Excluding the favorable effect of foreign exchange, direct contribution margin declined 230 basis points to 18.9% due to product mix and increased investments in indigenous publishing programs.

In Asia, fiscal year 2008 offered the first glimpse of the powerful combination of Blackwell and Wiley. The efforts undertaken to build Wiley’s newest STMS publishing center in Asia, while consolidating Wiley and Blackwell operations, produced strong revenue growth, especially in Southeast Asia, China, and India.

In fiscal year 2008, P/T was strong across almost all territories in Asia with frontlist performing well in a buoyant retail market. Sell-through was strong in all categories with business and finance leading the way, but with technology following close behind. Corporate sales, custom publishing, and translation licensing, involving titles such as The Future and Me: Power of Youth Market in Asia by MasterCard; A Guide to Asian High Yield Bonds: Financing Growth Enterprises by Florian Schmidt and Adam Harper,The Holy Grail of Macro Economics:  Lessons from Japan's Great Recession by Richard Kooand Hot Commodities: How Anyone Can Invest Profitably in the World's Best Market by Jim Rogers, also drove growth.

Higher Education experienced good results in China, Thailand, Japan and Indonesia, but this growth was offset by sluggish markets in Singapore and Taiwan, especially in the fourth quarter. With several new Wiley Precise Edition textbooks publishing during the year, India delivered strong results. WileyPLUS continued to make inroads throughout Asia. A successful class test was conducted in China in the fourth quarter.

Wiley Australia had mixed results. Higher revenue from the sale of imported P/T and Higher Education books was partially offset by a weak showing from the indigenous School frontlist. There was extensive Australian media coverage of a number of local and imported Wiley trade titles during the year. Wiley Australia was honored with several awards during the year, including the Australian Awards for Excellence in Educational Publishing in the Tertiary Adaptation Single Title category for Principles of Accounting by Jerry J. Weygandt. Peter Donoughue, Managing Director of Wiley Australia, was honored as one of the inaugural recipients of the Australian Publishers Association’s George Robertson Service to the Publishing Industry Award, which recognizes those with more than 30 years devoted and loyal service to the publishing industry.

Throughout the fiscal year, Wiley Canada experienced considerable success in the Higher Education channel, with a 25% revenue gain from WileyPLUS and excellent results from the indigenous publishing program. While several P/T channels (including online, special and custom sales, and clubs) performed well, the strength of the Canadian dollar against the U.S. dollar offset those gains. Standout products include SMART Boards For Dummies (for which there was a large custom order); leadership books; Frommer’s travel guides;Weight Watchers All-Time Favorites; andthe Canadian Encyclopedia of Natural Medicine.

Shared Service and Administrative Costs

Shared services and administrative costs for fiscal year 2008 increased 38% to $373.0 million, mainly due to $84.8 million of incremental shared service and administrative costs related to Blackwell. Included in Blackwell shared service and administrative costs are transition and integration costs of approximately $21 million. Shared services and administrative costs, excluding Blackwell and unfavorable foreign exchange, increased 5%, mainly due to higher employment costs, higher facility costs to support business growth and professional fees.

Results of Operations

Fiscal Year 2007 Summary Results

For the full year, revenue advanced 18% over prior year to $1.2 billion, or 17% excluding the favorable impact of foreign exchange. Blackwell Publishing Ltd. (“Blackwell”) contributed $105.8 million to the revenue growth since it was acquired on February 2, 2007. The year-on-year growth reflected continued momentum in the Company’s global businesses. Excluding Blackwell, revenue grew 8% to $1.1 billion, or 7% excluding the favorable impact of foreign exchange.

Gross profit margin for fiscal year 2007 decreased to 65.9% from 67.2% in the prior year. Lower inventory and author advance provisions due to higher sales were more than offset by the adverse impact of a $13 million acquisition accounting adjustment to revenue, and gross margins on Blackwell sales. Excluding the acquisition accounting adjustment, Blackwell’s gross margin was approximately 53%. Excluding Blackwell, gross profit margin improved 40 basis points to 67.6%.

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

Non-GAAP Financial Measures: The Company’s management internally evaluates its’ operating performance excluding unusual and/or nonrecurring events. The Company believes excluding such events provides a more effective and comparable measure of current and future performance. We also believe that excluding the effects of the following tax benefits provides a more balanced view of the underlying dynamics of our business.

Tax (Benefit) Provision on Dividends Repatriated

In fiscal year 2006, the Company recorded a $7.5 million, or $0.12 per diluted share, tax benefit associated with the reversal of a tax accrual recorded on the repatriation of dividends from European subsidiaries in the fourth quarter of fiscal year 2005. On May 10, 2005, the U.S. Internal Revenue Service issued Notice 2005-38.

The notice provided for a tax benefit that fully offset the tax accrued by the Company on foreign dividends in the fourth quarter of fiscal year 2005. The tax benefit did not have a cash impact on the Company. The tax benefit has been adjusted below due to its infrequent non-recurring nature.

Resolution of Tax Matters

Fiscal year 2007 and 2006 include tax benefits of $5.5 million ($0.09 per diluted share) and $6.8 million ($0.11 per diluted share), respectively, resulting from the favorable resolution and settlements of certain tax matters with authorities in the U.S. and abroad. None of the tax benefits had a cash impact on the Company. The Company has excluded these benefits from adjusted net income and adjusted earnings per share due to their significance to both measurements and uncertainty as to their reoccurrence in the future.

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

Reconciliation of Non-GAAP Financial Disclosure
	For the Years Ended
	April 30,
Net Income (in thousands)	2007	2006

As Reported	$99,619	$110,328

Tax (Benefit) Provision on Dividends Repatriated	-	(7,476)

Resolution of Tax Matters	(5,468)	(6,776)

Adjusted	$94,151	$96,076

	For the Years Ended
	April 30,
Earnings Per Diluted Share	2007	2006

As Reported	$1.71	$1.85

Tax (Benefit) Provision on Dividends Repatriated	-	(0.12)

Resolution of Tax Matters	(0.09)	(0.11)

Adjusted	$1.62	$1.61

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

Adjusted Segment Results		For The Years Ended April 30,
(Amounts in millions)	2007	2006
	As Reported	As Reported	Inter- Segment Impact	Adjusted
					% Change
					Adjusted	As Reported

Revenue:

Professional/Trade	$ 390.5	$ 371.9	$ (7.9)	$ 364.0	7%	5%
Scientific, Technical and Medical	230.9	214.1	(1.1)	213.0	8%	8%
Higher Education	162.5	156.2	(3.7)	152.5	7%	4%
European Segment	315.9	292.4	(4.1)	288.3	10%	8%
Blackwell	105.8	-	-	-	-	-
Asia, Australia & Canada	132.9	124.0	(0.1)	123.9	7%	7%
Inter-Segment Sales Eliminations	(103.9)	(114.7)	16.9	(97.8)	(6)%	9%
Total Revenue	$ 1,234.6	$ 1,043.9	$ -	$1,043.9	18%	18%

Direct Contribution to Profit:
Professional/Trade	$ 106.5	$ 105.8	$ (5.8)	$ 100.0	7%	1%
Scientific, Technical and Medical	115.2	108.7	-	108.7	6%	6%
Higher Education	42.6	41.7	(3.4)	38.3	11%	2%
European Segment	109.8	96.8	5.9	102.7	7%	13%
Blackwell	28.9	-	-	-	-	-
Asia, Australia & Canada	28.1	27.3	3.3	30.6	(8)%	3%
Total Direct Contribution to Profit	$ 431.1	$ 380.3	$ -	$ 380.3	13%	13%
Shared Services and Admin. Costs	(269.8)	(227.6)	-	(227.6)	(19)%	(19)%
Operating Income	$ 161.3	$ 152.7	$ -	$ 152.7	6%	6%

Professional/Trade (P/T):
			%
Dollars in thousands	2007	2006	change
Revenue	$390,524	$371,923	5%
Direct Contribution	$106,546	$105,800	1%
Contribution Margin	27.3%	28.4%

Wiley’s U.S. P/T revenue for fiscal year 2007 advanced 5% to $390.5 million from $371.9 million in the previous year, or 7% after adjusting for the effect of the change in inter-segment product prices. The results were driven by the cooking, travel, business, and technology programs, as well as strong global rights and advertising revenue partially offset by lower SuDoku sales as planned. Revenue from acquisitions in the current year contributed approximately $2.0 million of growth over the prior year.

Adjusting for the effect of the change in inter-segment product prices, direct contribution improved 7%. Also on an adjusted basis, contribution margin for fiscal year 2007 decreased 20 basis points to 27.3%. Favorable product mix and lower inventory and royalty advance provisions were more than offset by a bad debt provision related to the bankruptcy of Advanced Marketing Services of $4.4 million and stock option costs associated with the adoption of SFAS 123R of $1.4 million.

Frommer’s reached a milestone during Wiley’s bicentennial year, as the well-known travel-guide brand celebrated its 50th anniversary with the publication of new editions and titles in its Day by Day and Pauline Frommer series. Several finance, business, and leadership titles stood out among the year’s publications, including True North by Bill George, a follow-up to Authentic Leadership; The Only Three Questions That Count, by Ken Fisher, long-time Forbes columnist and Chairman and CEO of Fisher Investments; the third book in the best-selling Little Book series, Little Book of Common Sense Investing by John Bogle; The Science of Success: How Market-Based Management Built the World’s Largest Private Company by Charles Koch, Chairman and CEO of Koch Industry; and Chocolates on the Pillow Aren’t Enough: Reinventing the Customer Experience by the Chairman and CEO of Loewe’s Hotels, Jonathan Tisch.

Previously published titles continued to build momentum, including Weight Watchers New Complete Cookbook and The Bon Appetit Cookbook. Hedgehogging by Barton Biggs; The Little Book That Beats The Market by Joel Greenblatt; Empire of Debt: The Rise of an Epic Financial Crisis by William Bonner and Addison Wiggin; The Invisible Employee: Realizing the Hidden Potential in Everyone by Adrian Gostick and Chester Elton; and Stock Investing For Dummies, 2nd Edition by Paul Mladjenovic were all featured on major bestseller lists in 2007 along with perennial Wiley bestsellers, Five Dysfunctions of a Team by Patrick Lencioni; Investing For Dummies, by Eric Tyson; J.K. Lasser’s Income Tax 2006; and SuDoku For Dummies by Andrew Heron and Andrew Stuart.

P/T’s online business had an excellent year with strong advertising sales. Wiley acquired Whatsonwhen.com, a provider of travel-related online content, technology, and related services during the second quarter. The acquisition is already enhancing Wiley’s extensive travel-related content business, which includes the integrated online and print Frommer’s, For Dummies, and Unofficial Guides brands. Nearly 1,400 articles adapted from For Dummies text were delivered to Yahoo! Tech during the year. Yahoo! Tech provides consumers with advice and information on technology. Wiley significantly increased the number of Podcasts offered on its websites during the fiscal year.

In March, Wiley acquired the publishing assets of Anker Publishing, including approximately 100 backlist titles and a quarterly newsletter (Department Chair) which covers professional development for faculty and administrators in higher education.

During fiscal year 2007, Wiley signed an agreement with Microsoft to publish business books under a Microsoft Executive Circle series. P/T also signed a multi-year publishing agreement with the Lincoln Center for the Performing Arts, Inc. for a minimum of 15 books that will draw on Lincoln Center’s community of artists, extensive archives, and educational expertise. Another alliance was formed during the fall with Essential Learning Partnership, a provider of web-based continuing education for clinical professionals in psychology, counseling, and social work, to enable clinicians to purchase training courses using Wiley titles to meet license requirements.

Scientific, Technical and Medical (STM):
			%
Dollars in thousands	2007	2006	change
Revenue	$230,916	$214,144	8%
Direct Contribution	$115,169	$108,832	6%
Contribution Margin	49.9%	50.8%

U.S. STM revenue for fiscal year 2007 increased 8% to $230.9 million from $214.1 million in the previous year. Revenue growth was driven by journal subscriptions, non-subscription revenue, such as advertising and the sale of journal reprints, and STM reference books. New businesses and publication rights acquired during the year, such as InfoPOEMS, Dialysis & Transplantation, The Hospitalist, the Journal of Orthopedic Research, Clinical Cardiology and Carpe Diem contributed approximately $5.0 million of the top-line growth for the year.

Direct contribution to profit for fiscal year 2007 increased 6% to $115.2 million. Contribution margin decreased to 49.9% from 50.8% in the prior year. The decline in margin was primarily due to the higher cost of imported products and higher royalties due to product mix. STM results were also affected by costs associated with the adoption of SFAS 123R of approximately $1.2 million.

Customers continue to take advantage of Wiley InterScience’s content. The number of visits grew by nearly 24% during fiscal year 2007 compared to the previous year. Pay-Per-View and Article Select sales were strong around the world.

During fiscal year 2007, the Company embarked on an aggressive program to further exploit its intellectual content by digitizing selected landmark STM books. Consequently, the number of online books downloaded from Wiley InterScience grew by 30% during the year. The program includes the digitization of more than 750 volumes from at least 21 book series. Series editors include such eminent and pioneering scientists as Nobel Laureates Ilya Prigogine and Jean-Marie Lehn, and National Medal of Science Winner Stuart Rice. The Book Series is available as individual volumes, complete series, or multiple series, with discounts offered based on the number of volumes purchased. Wiley currently publishes approximately 2,800 online books, with approximately 40-50 new titles added every month. With the addition of the 750 back volumes, total online book content will comprise over one million pages.

During fiscal year 2007, Wiley signed publishing agreements with several scholarly societies, including the Mt. Sinai School of Medicine, the International Society of Magnetic Resonance in Medicine, the Society of Biochemistry and Molecular Biology, and the American College of Rheumatology. The Company also expanded its partnership with Skyscape, Inc., a leading provider of interactive, intelligent health solutions for desktop and mobile devices, to make InfoPOEMs evidence-based medicine summaries available to Skyscape’s customer base of more than 575,000 medical professionals.

Earlier in fiscal year 2007, Wiley signed an agreement with the New York Public Library to provide public online access to over 300 peer-reviewed journals that until now have been available principally through academic or corporate collections. The objectives of this pilot project are to accumulate usage data on high-level journal content in a public library setting. This is Wiley's first such license for journal content with a major public library in North America.

Higher Education:
			%
Dollars in thousands	2007	2006	change
Revenue	$162,473	$156,200	4%
Direct Contribution	$42,554	$41,654	2%
Contribution Margin	26.2%	26.7%

U.S. Higher Education revenue in fiscal year 2007 increased 4% to $162.5 million, or 7% after adjusting for the effect of the change in inter-segment product prices. Strong growth in accounting, driven by new editions sold through WileyPLUS, social sciences and sales of Microsoft Official Academic Course (MOAC) titles were partially offset by softness in mathematics, science, and engineering.

Direct contribution to profit for fiscal year 2007 improved 2%, or 11% adjusted for the effect of the change in inter-segment product prices. The improvement was due to revenue growth and lower costs driven by off-shoring composition, improved vendor terms, lower inventory provisions and lower costs associated with the delivery of electronic product, partially offset by incremental stock option costs associated with the adoption of SFAS 123R of $1.1 million. Contribution margin adjusted for the effect of the change in inter-segment prices improved 110 basis points to 26.2%.

WileyPLUS sales for fiscal year 2007 increased 90% over the prior year. Digital-only, i.e., not accompanied by a textbook, accounted for 20% of WileyPLUS sales. Marketing programs in the UK and Asia are helping to establish a presence for WileyPLUS in those regions. WileyPLUS Assignment Editions were officially launched in the Australian and New Zealand markets.

Soon after the end of the fiscal year 2007, Higher Education enhanced and re-launched its WileyPLUS online presence at www.wileyplus.com. Redesigned with intuitive navigation and user-focused content, the site will offer introductory information and demos, along with resources for current student and faculty users. The Wiley Faculty Network, a peer-to-peer network to help instructors better utilize technology, experienced a 50% increase in the number of attendees to its Guest Lectures throughout the fiscal year.

Early in fiscal year 2007, Wiley became Microsoft’s sole publishing partner worldwide for all MOAC materials. Microsoft and Wiley are collaborating on a new co-branded series of textbook and e-learning products on several topics. Wiley also assumed responsibility for the sale of existing MOAC titles. Sales of MOAC titles have surpassed the expectations of both Wiley and Microsoft.

The National Geographic Collegiate Atlas, which Wiley publishes as part of its alliance with the National Geographic Society (NGS), was awarded the Best Book/Atlas at the American Congress on Surveying and Mapping design competition. Earlier in the year, Higher Education launched Wiley Visualizing, a series of introductory textbooks developed in exclusive partnership with the NGS that integrate rich visuals and media with text to enhance learning. Marketplace response to the new textbook series has been very positive.  Higher Education also announced partnerships with the CFA Institute, a global membership organization of investment practitioners and educators, to publish finance titles under the CFA Institute Investment Series brand. Earlier in the year, Wiley and the George Lucas Educational Foundation, a non-profit organization dedicated to innovation and improvement in education, signed an agreement to co-produce a series of six textbooks employing “project-based” learning, which, has been demonstrated to increase self-direction and improve research and problem-solving skills.

Europe:
			%	%
Dollars in thousands	2007	2006	change	excluding FX
Revenue	$315,908	$292,380	8%	4%
Direct Contribution	$109,825	$96,837	13%	12%
Contribution Margin	34.8%	33.1%

Wiley Europe's revenue for fiscal year 2007 increased 8% to $315.9 million, or 5% after adjusting for the effect of the change in inter-segment product prices and favorable foreign exchange. The revenue growth was principally driven by journal subscriptions and STM reference books partially offset by lower SuDoku For Dummies sales, as planned.

Direct contribution for the full year increased 13% over the prior year, or 5% after adjusting for the effect of the change in inter-segment product prices and favorable foreign exchange. Higher royalties due to product mix and a $1.2 million charge for stock option costs associated with the adoption of SFAS 123R were partially offset by improved costs associated with electronic revenue. Also on an adjusted basis, the contribution margin was flat with the prior year.

Fiscal year 2007 ended on a positive note with indigenous books showing strength. P/T sales picked up momentum in continental Europe during the fourth quarter with much of the growth coming from technology books. STM journal subscriptions continued to increase in all disciplines, particularly chemistry, which includes the Angewandte Chemie journals published on behalf of the German Chemical Society.

Early in fiscal year 2007, Wiley Europe announced the formation of a multi-year publishing partnership with the Dana Centre, an extension of the Science Museum in London. Written by leading technology journalists and experts in the U.K., the books will examine technology-related news stories from around the world; explore their implications on everyday life; and provide predictions for the future. The Dana Centre is well known for its innovative and thought-provoking events and debates on contemporary science, technology, and culture.

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

During fiscal year 2007, Wiley Europe renewed its contract with National Health Service in the U.K. for the Cochrane National Site License. In July, Wiley-VCH re-launched the pro-physik.de portal with a number of new customer-oriented features, such as enhanced search capabilities. Wiley Europe acquired the European Transactions on Telecommunications journal, which it has been publishing under a collaborative agreement for years. Wiley and the British Journal of Surgery Society renewed their contract.

Wiley Europe has been exploring new business opportunities with telecommunications companies. As a result, it extended its publishing partnership with Symbian to include the formation of a new Symbian Academy program for accredited Higher Education institutions, drawing on content from across all of Wiley's publishing programs.

Blackwell:

Dollars in thousands	2007
Revenue	$105,760
Direct Contribution	$28,853
Contribution Margin	27.3%

Blackwell’s operating results have been included in the consolidated results of the Company since the effective date of the acquisition February 2, 2007. Blackwell revenue and direct contribution for fiscal year 2007 was $105.8 million and $28.9 million, respectively. Included in the results are approximately $5.5 million of amortization charges for intangible assets related to the acquisition. While not included in direct contribution, financing costs charged to interest expense for the acquisition were approximately $16.7 million in the quarter. The acquisition was dilutive to EPS by approximately $0.02 in the quarter and the fiscal year.

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

Since the acquisition closed, Wiley and Blackwell have renewed society journal contracts and announced the launch of new journals and new partnerships. New publications include Clinical and Translational Science, which will focus on the rapidly expanding field of translational studies, a complex medical discipline emerging at the intersection of applied bench research and clinical medicine; Regulation & Governance, a specialized international journal addressing the world’s most pressing audit and risk challenges; Asian Social Work and Policy Review, the Korean Academy of Social Welfare’s official publication; and Archives of Drug Information, a new, freely available peer-reviewed journal featuring the results of drug studies. This journal will help to address requests for transparency voiced by societies, health care practitioners, patients, media, and the government to disclose clinical trial information.

Asia, Australia and Canada:
			%	%
Dollars in thousands	2007	2006	change	excluding FX
Revenue	$132,992	$124,000	7%	5%
Direct Contribution	$28,145	$27,265	3%	(3%)
Contribution Margin	21.2%	22.0%

Wiley's fiscal year 2007 revenue in Asia, Australia, and Canada advanced 7% to $133.0 million, or 5% excluding favorable foreign exchange. Growth was driven by strong P/T sales in all regions and the sale of rights, partially offset by disappointing school sales in Australia. Direct contribution for the full year increased 3% to $28.1 million, but decreased 13% after adjusting for the effect of the change in inter-segment product prices and favorable foreign exchange. The decline was principally due to product mix and investments in the development of indigenous publishing programs.

WileyPLUS gained ground with new adoptions across Asia, Australia, and Canada. Microsoft Official Academic Course (MOAC) books are eliciting much interest, especially in Malaysia and India.

Wiley Canada delivered mixed results throughout the year, showing strength in its P/T business, but falling short in Higher Education. P/T’s growth was driven by demand for local real estate titles and front-list releases, as well as strong demand for For Dummies titles. An indigenous title, Beyond the Crease by hockey player Martin Brodeur, has been selling well globally. Sales of WileyPLUS have exceeded expectations in Canada.

Shared Service and Administrative Costs

Shared services and administrative costs for fiscal year 2007 increased 19% to $269.8 million, or 17% excluding the unfavorable impact of foreign exchange. Blackwell contributed $22.4 million to the increase in fiscal year 2007 operating expenses. In addition, the increase reflects costs due to business growth and performance, stock options costs of $6.1 million associated with the adoption of SFAS 123R, and higher occupancy costs, mainly due to new facilities, partially offset by lower depreciation expense.

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance was $59.3 million at the end of fiscal year 2008, compared with $71.5 million a year earlier. Cash provided by operating activities in fiscal year 2008 increased $59.5 million to $280.1 million due to higher cash earnings and lower working capital, partially offset by higher pension contributions. Cash provided from operations includes a full year of Blackwell results versus only the fourth quarter in the prior period. The improvement in working capital was principally due to higher prepaid subscriptions on Blackwell journals and WileyPLUS, lower income tax payments and higher accrued Blackwell royalties, partly offset by higher pension contributions, lower accrued interest and higher accounts receivable.

With respect to the improvement in Blackwell prepaid journal subscriptions over prior year, cash for calendar year 2007 journal subscriptions was received from November 2006 through January 2007. Due to the timing of the acquisition (February 2, 2007) the majority of prior years subscription receipts were received by Blackwell prior to the acquisition and retained in the acquired business. In addition the favorability in Blackwell royalties was mainly due to the timing of the acquisition, as most of the annual journal royalties had been accrued at the time of the acquisition and were paid subsequently prior to the end of fiscal year 2007.

Pension contributions in fiscal year 2008 were $59.4 million, compared to $8.3 million in the prior year. New regulations in the U.S. and the U.K. require companies to fully fund their statutory pension plans, generally within seven years. Over the seven-year transition funding period companies face significantly increased levies based upon present funding levels and restrict flexibility in modifying those plans. The Company determined that it was appropriate for both participants in the plans and the Company to accelerate a portion of the newly required funding in the current fiscal year. The accelerated funding will provide economic and earnings benefits to the Company in the form of a reduction in aggregate future cash funding to the plans and accretion to future earnings over the seven-year funding transition period. In addition, it will decrease future volatility in earnings and cash flows, and provide Wiley flexibility in managing those plans involved. The accelerated funding was $10 million to the U.S. statutory plan and $15 million to a U.K. statutory plan. In addition, the Company provided approximately $23 million of funding to the U.K. plan acquired with the Blackwell acquisition as anticipated. The Company anticipates making pension contributions in fiscal year 2009 of approximately $10.0 million.

Cash used for investing activities for fiscal year 2008 was approximately $170.2 million compared to $1.0 billion in fiscal year 2007. The Company invested $6.8 million in the acquisition of publishing businesses, assets and rights compared to $972.9 million in the prior year. Significant prior year acquisitions included Blackwell for approximately $1.1 billion in cash plus liabilities assumed less cash acquired. As part of the Blackwell acquisition on February 2, 2007, the Company acquired $42.3 million in marketable securities which were all sold by the Company during the fourth quarter of fiscal year 2007.

Cash used for property, plant and equipment and product development increased $ 55.7 million in fiscal year 2008 versus the prior year. Product development spending increased approximately $35.0 million related to Blackwell. The additions to property, plant and equipment in both years were principally for computer hardware and software to support customer products and improve productivity. Additions in fiscal year 2007 also included approximately $7.0 million associated with additional publishing facilities acquired in the United Kingdom.

Cash used in financing activities was $124.5 million in fiscal year 2008, as compared to cash provided of $817.0 million in fiscal year 2007. In fiscal 2008, cash was used primarily to repay debt and pay dividends to shareholders. Financing activities in fiscal 2007 included approximately $1.1 billion of acquisition debt associated with Blackwell, the repayment of other debt facilities and dividend payments to shareholders. During fiscal year 2008 the Company repurchased 100,000 shares at an average price of $36.79. The Company increased its quarterly dividend to shareholders by 10% to $0.11 per share in fiscal year 2008 versus $0.10 per share in the prior year.

As of April 30, 2008 the Company had approximately $842 million of debt outstanding with approximately $522 million of unused borrowing capacity. See Note 12 for description of credit facilities.

On October 19, 2007, the Company entered into an interest rate swap agreement, designated by the Company as a cash flow hedge as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The hedge will fix a portion of the variable interest due on the Revolving Credit Facility. Under the terms of the interest rate swap, the Company will pay a fixed rate of 4.60% and will receive a variable rate of interest at three month LIBOR (as defined) from the counterparty which will be reset every three months for a three-year period ending August 8, 2010. The notional amount of the rate swap is $100 million. Aggregate notional amount of interest rate swap agreements associated with the Term Loan and Revolving Credit Facility were $715 million as of April 30, 2008. It is management's intention that the notional amount of the interest rate swap be less than the Term Loan and Revolving Credit Facility outstanding during the life of the derivative.

The Company’s operating cash flow is affected by the seasonality of its U.S. Higher Education business and receipts from its journal subscriptions. Journal receipts occur primarily from November through January from companies commonly referred to as journal subscription agents. Reference is made to the Credit Risk section, which follows, for a description of the impact on the Company as it relates to journal agents’ financial position and liquidity. Sales in the U.S. higher education market tend to be concentrated in June through August, and again in November through January. The Company normally requires increased funds for working capital from May through September.

Working capital at April 30, 2008 was negative $260.4 million. Working capital is negative as a result of including, in current liabilities, deferred revenue related to subscriptions for which cash has been received. This deferred revenue will be recognized into income as the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of April 30, 2008 include $315.8 million of such deferred subscription revenue.

The Company has adequate cash and cash equivalents available, as well as short-term lines of credit to finance its short-term seasonal working capital requirements. The Company does not have any off-balance-sheet debt.

Projected product development and property, equipment and technology capital spending for fiscal year 2009 is forecast to be approximately $125 million and $45 million, respectively, including incremental ongoing spending associated with Blackwell and significant one-time integration-related capital spending to merge the operations of the two businesses. These investments will be funded primarily from internal cash generation, the liquidation of cash equivalents, and the use of short-term lines of credit.

A summary of contractual obligations and commercial commitments, excluding interest charges on debt, and unrecognized tax benefits further described in Note 11, as of April 30, 2008 is as follows:

		Payments Due by Period
		Within	2-3	4-5	After 5
Contractual Obligations	Total	Year 1	Years	Years	Years
Total Debt	$842.3	$45.0	$157.5	$639.8	$-

Non-Cancelable Leases	272.7	35.8	64.0	57.0	115.9

Minimum Royalty Obligations	111.2	27.1	43.4	26.7	14.0

Other Commitments	8.1	7.3	0.8	-	-

Total	$1,234.3	$115.2	$265.7	$723.5	$129.9

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

Interest Rates:

The Company had $842.3 million of variable rate loans outstanding at April 30, 2008, which approximated fair value. On February 16, 2007, the Company entered into an interest rate swap agreement, designated as a cash flow hedge as defined under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The hedge will fix a portion of the variable interest due on a portion of the new Term Loan. Under the terms of the interest rate swap, the Company will pay a fixed rate of 5.076% and will receive a variable rate of interest based on three month LIBOR (as defined) from the counter party which will be reset every three months for a four-year period ending February 8, 2011. The notional amount of the rate swap was initially $660 million which will decline through February 8, 2011, based on the expected amortization of the Term Loan. As of April 30, 2008, the notional amount of the rate swap was $615.0 million. On October 19, 2007, the Company entered into an additional interest rate swap agreement designed by the Company as a cash flow hedge that will fix a portion of the variable interest due on the Revolving Credit Facility. Under the terms of this interest rate swap, the Company will pay a fixed rate of 4.60% and will receive a variable rate of interest based on three month LIBOR (as defined) from the counterparty which will be reset every three months for a three-year period ending August 8, 2010. The notional amount of the rate swap is $100 million.

It is management’s intention that the notional amount of interest rate swaps be less than the Term Loan and the Revolving Credit Facility outstanding during the life of the derivatives. During fiscal year 2008, the Company recognized a loss on its hedge contracts of approximately $2.2 million which is reflected in interest expense. At April 30, 2008, the aggregate fair value of the interest rate swaps was a net loss of $27.1 million which is included in Other Long Term Liabilities in the Consolidated Statement of Financial Position. On an annual basis, a hypothetical one percent change in interest rates for the $127.3 million of unhedged variable rate debt as of April 30, 2008 would affect net income and cash flow by approximately $0.8 million.

Foreign Exchange Rates:

The Company is exposed to foreign exchange movements primarily in sterling, euros, Canadian and Australian dollars, and certain Asian currencies. Under certain circumstances, the Company may enter into derivative financial instruments in the form of foreign currency forward contracts as a hedge against specific transactions, including inter-company purchases. The Company does not use derivative financial instruments for trading or speculative purposes. There were no contracts outstanding at April 30, 2008.

Credit Risk:

In the journal publishing business, subscriptions are often sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering and consolidate the subscription orders/billings with various publishers. Subscription agents account for approximately 20% of total consolidated revenue and no one agent accounts for more than 8% of total consolidated revenue. Subscription agents generally collect cash in advance from subscribers and remit payments to journal publishers, including the Company, prior to the commencement of the subscriptions. While at fiscal year-end the Company had minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents may depend significantly on their financial condition and liquidity. Insurance for payment on these accounts is not commercially feasible and/or available.

The Company’s business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 6% of consolidated book and journal revenue, the top 10 book customers account for approximately 19% of total consolidated revenue and approximately 39% of total gross trade accounts receivable at April 30, 2008. Payments for the sale of journals are predominantly collected in advance.

Critical Accounting Policies

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Management continually evaluates the basis for its estimates. Actual results could differ from those estimates, which could affect the reported results.

Financial Reporting Release No. 60, released by the Securities and Exchange Commission, requires all companies to discuss critical accounting policies or methods used in the preparation of financial statements. Note 2 of the “Notes to Consolidated Financial Statements” includes a summary of the significant accounting policies and methods used in preparation of our Consolidated Financial Statements. Set forth below is a discussion of the Company’s more critical accounting policies and methods.

Revenue Recognition: In accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” the Company recognizes revenue when the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured. If all of the above criteria have been met, revenue is principally recognized upon shipment of products or when services have been rendered. Subscription revenue is generally collected in advance. The prepayment is deferred and recognized as earned when the related issue is shipped or made available online over the term of the subscription. Where a product has been sold with multiple deliverables the Company follows EITF No. 00-21 “Accounting for Revenue Relationships with Multiple Deliverables” to determine the timing of revenue recognition. Collectability is evaluated based on the amount involved, the credit history of the customer, and the status of the customer’s account with the Company. Revenue is reported net of any amounts billed to customers for taxes which are remitted to government authorities.

Allowance for Doubtful Accounts: The estimated allowance for doubtful accounts is based on a review of the aging of the accounts receivable balances, the historical write-off experience, and a credit evaluation of the customer. A change in the evaluation of a customer’s credit could affect the estimated allowance. The allowance for doubtful accounts is shown as a reduction of accounts receivable in the accompanying consolidated balance sheets and amounted to $8.0 million and $11.2 million at April 30, 2008 and 2007, respectively.

Sales Return Reserve: The estimated allowance for sales returns is based on a review of the historical return patterns associated with the various sales outlets, as well as current market trends in the businesses in which we operate. Sales return reserves, net of estimated inventory and royalty costs, are reported as a reduction of accounts receivable in the Consolidated Statement of Financial Position and amounted to $55.5 million and $56.1 million at April 30, 2008 and 2007, respectively. A one percent change in the estimated sales return rate could affect net income by approximately $4.4 million. A change in the pattern or trends in returns could affect the estimated allowance.

Reserve for Inventory Obsolescence: Inventories are carried at cost or market whichever is lower. A reserve for inventory obsolescence is estimated based on a review of damaged, obsolete, or otherwise unsalable inventory. The review encompasses historical unit sales trends by title; current market conditions, including estimates of customer demand; and publication revision cycles. A change in sales trends could affect the estimated reserve. The inventory obsolescence reserve is reported as a reduction of the inventory balance in the Consolidated Statement of Financial Position and amounted to $35.4 million and $32.2 million as of April 30, 2008 and 2007, respectively.

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

Recently Issued Accounting Pronouncements: In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued a partial deferral of the statement’s effective date. SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Included in the deferral, the FASB agreed to a one-year delay of the fair value measurement requirement for certain nonfinancial assets and liabilities. The Company plans to adopt SFAS 157 as of May 1, 2008 for assets and liabilities not subject to the deferral and as of May 1, 2009 for those nonfinancial assets and liabilities subject to the deferral. The Company does not expect the May 1, 2008 adoption for financial assets and liabilities to have a significant impact on its consolidated financial statements and is currently assessing the impact, if any, of the deferred portion of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to irrevocably elect to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis with the resulting changes in fair value recorded in earnings. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by using different measuring attributes for financial assets and liabilities. The Company is required to adopt SFAS 159 as of May 1, 2008. However, the Company does not expect to apply the fair value option of SFAS 159 to any of its existing assets and liabilities and therefore does not expect the standard to have a significant impact on its consolidated financial statements.

In December 2007, the FASB issued Statements No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained. Principally, SFAS 141R requires that contingent consideration as well as contingent assets and liabilities be recorded at fair value on the acquisition date and that certain transaction and restructuring costs be expensed. SFAS 141R is effective for acquisitions made on and after May 1, 2009. While The Company is currently assessing the impact of SFAS 141(R) on its consolidated financial statements, The Company expects that upon adoption of SFAS 141(R), the application of the new standard is likely to have a significant impact on how the Company allocates the purchase price of any future acquired businesses.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”), which is effective for the Company February 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Since SFAS 161 requires only additional disclosures about the Company’s derivatives and hedging activities, the adoption of SFAS 161 will not affect the Company’s financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position No. FSP SFAS 142-3 “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”). SFAS 142-3 amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” SFAS 142-3 requires an entity to consider its own assumptions about the renewal or extension of the term of the arrangement, consistent with its expected use of the asset. SFAS 142-3 also requires several incremental disclosures for renewable intangible assets. The Company is required to adopt SFAS 142-3 as of May 1, 2009. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company is currently assessing the impact, if any, on its consolidated financial statements.

There have been no other new accounting pronouncements issued during fiscal year 2008 that have had, or are expected to have a material impact on the Company’s consolidated financial statements.

“Safe Harbor” Statement Under the

Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements concerning the Company’s operations, performance, and financial condition. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those in any forward-looking statements. Any such forward-looking statements are based upon a number of assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change based on many important factors. Such factors include, but are not limited to (i) the level of investment in new technologies and products; (ii) subscriber renewal rates for the Company’s journals; (iii) the financial stability and liquidity of journal subscription agents; (iv) the consolidation of book wholesalers and retail accounts; (v) the market position and financial stability of key online retailers; (vi) the seasonal nature of the Company’s educational business and the impact of the used-book market; (vii) worldwide economic and political conditions; and (viii) the Company’s ability to protect its copyrights and other intellectual property worldwide (ix) other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

Results By Quarter (Unaudited)

Dollars in millions, except per share data

	2008		2007

Revenue
First Quarter	$388.5		$263.4
Second Quarter	423.0		284.4
Third Quarter	429.3		296.7
Fourth Quarter	432.9		390.1
Fiscal Year	$1,673.7		$1,234.6

Operating Income
First Quarter	$46.3		$35.0
Second Quarter	61.9		42.0
Third Quarter	68.0		50.7
Fourth Quarter	46.8		33.6
Fiscal Year	$223.0		$161.3

Net Income
First Quarter	$40.2		$21.9
Second Quarter (a)	38.3		29.9
Third Quarter (b)	40.0		33.4
Fourth Quarter	29.0		14.4
Fiscal Year	$147.5		$99.6

Income Per Share	Diluted	Basic	Diluted	Basic
First Quarter	$0.68	$0.70	$0.38	$0.39
Second Quarter (a)	0.65	0.67	0.52	0.53
Third Quarter (b)	0.67	0.69	0.57	0.59
Fourth Quarter	0.49	0.49	0.25	0.25
Fiscal Year	$2.49	$2.55	$1.71	$1.75

NOTE:

The Company acquired Blackwell Publishing (Holdings) Ltd. (“Blackwell”) on February 2, 2007 the beginning of the Company’s fourth quarter of fiscal year 2007. See segment data in Note 17 to the Consolidated Financial Statements for details on the operating results of Blackwell during fiscal year 2007.

(a)

In the second quarter of fiscal year 2008, the Company recognized a net tax benefit of $15.3 million, or $0.26 per diluted share, associated with a new tax law enacted in the United Kingdom on July 19, 2007 that reduced the corporate income tax rate from 30% to 28%. The benefit recognized by the Company reflects the adjustment required to record all UK-related deferred tax balances at the new UK corporate income tax rate of 28%. In the second quarter of fiscal year 2007, the Company recognized a net tax benefit of $4.2 million, or $0.07 per diluted share. This benefit coincided with the resolution and settlement of certain tax matters with authorities in the U.S. and abroad.

(b)

In the third quarter of fiscal year 2008 the Company recognized a $3.4 million, or $0.06 per diluted share, tax benefit associated with new tax laws enacted in Germany that reduced the corporate income tax rate from 39% to 29%. The benefits recognized by the Company reflect the adjustments required to record all Germany-related deferred tax balances at the new corporate income tax rates. In the third quarter of fiscal year 2007, the Company recognized a net tax benefit of $1.3 million, or $0.02 per diluted share. This benefit coincided with the resolution and settlements of certain tax matters with authorities in the U.S. and abroad.

Quarterly Share Prices, Dividends, and Related Stockholder Matters

The Company’s Class A and Class B shares are listed on the New York Stock Exchange under the symbols JWa and JWb, respectively. Dividends per share and the market price range by fiscal quarter for the past two fiscal years were as follows:

	Class A Common Stock			Class B Common Stock
		Market Price			Market Price
	Dividends	High	Low	Dividends	High	Low
2008
First Quarter	$0.11	$49.35	$38.01	$0.11	$49.03	$38.00
Second Quarter	0.11	45.24	40.00	0.11	45.21	40.22
Third Quarter	0.11	44.33	35.98	0.11	43.72	36.14
Fourth Quarter	0.11	46.54	36.01	0.11	46.63	36.02
2007
First Quarter	$0.10	$36.39	$32.62	$0.10	$36.44	$32.61
Second Quarter	0.10	36.15	31.86	0.10	36.01	31.76
Third Quarter	0.10	41.00	35.12	0.10	40.78	35.14
Fourth Quarter	0.10	39.24	36.75	0.10	39.05	36.95

As of April 30, 2008, the approximate number of holders of the Company’s Class A and Class B Common Stock were 1,203 and 113 respectively, based on the holders of record.

The Company did not repurchase any common stock during the fourth quarter of fiscal year 2008.

The Company’s credit agreement contains certain restrictive covenants related to the payment of dividends and share repurchases. Under the most restrictive covenant, approximately $115.0 million was available for such restricted payments as of April 30, 2008. Subject to the foregoing, the Board of Directors considers quarterly the payment of cash dividends based upon its review of earnings, the financial position of the Company, and other relevant factors.

Selected Financial Data

For the Years Ended April 30,
Dollars in thousands (except per share data)	2008	2007	2006	2005	2004
Revenue	$1,673,734	$1,234,641	$1,043,932	$974,048	$922,962
Operating Income	222,990	161,304	152,679	141,381	129,379
Net Income (a-b)	147,536	99,619	110,328	83,841	88,840
Working Capital (c)	(243,581)	(199,657)	(35,801)	(2,393)	17,641
Total Assets	2,588,814	2,553,069	1,026,009	1,032,569	998,946
Long-Term Debt	797,318	977,721	160,496	196,214	200,000
Shareholders’ Equity	689,118	529,508	401,840	396,574	415,064
Per Share Data
Income Per Share (a-b)
Diluted	$2.49	$1.71	$1.85	$1.35	$1.41
Basic	$2.55	$1.75	$1.90	$1.38	$1.44
Cash Dividends
Class A Common	$0.44	$0.40	$ 0.36	$ 0.30	$ 0.26
Class B Common	$0.44	$0.40	$0 .36	$0.30	$ 0.26

NOTE:

The Company acquired Blackwell Publishing (Holdings) Ltd. (“Blackwell”) on February 2, 2007. See segment data in Note 17 to the Consolidated Financial Statements for details on the operating results of Blackwell.

(a)	Tax benefits included in fiscal year results are as follows:

▪

Fiscal year 2008 includes a $18.7 million tax benefit, or $0.32 per diluted share, associated with new tax legislation enacted in the United Kingdom and Germany that reduced the corporate income tax rates from 30% to 28% and from 39% to 29%, respectively. The benefits recognized by the Company reflect the adjustments required to record all U.K. and Germany-related deferred tax balances at the new corporate income tax rates.

▪

Fiscal year 2007 includes a $5.5 million tax benefit, or $0.09 per diluted share. This benefit coincides with the resolution and settlements of certain tax matters with authorities in the U.S. and abroad.

▪	Fiscal year 2006, the Company recognized a net tax benefit of $6.8 million, or $0.11 per diluted share, related to the favorable resolution of certain matters with tax authorities.

▪

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

▪

In fiscal year 2004, the Company recognized a net tax benefit of $3.0 million, or $0.05 per diluted share, related to the favorable resolution of certain state and federal tax matters, and an adjustment to accrued foreign taxes.

(b)

Effective May 1, 2006, the Company adopted SFAS 123R which required that companies recognize share-based compensation to employees in the Statement of Income based on the fair value of the share-based awards. The adoption of SFAS 123R resulted in the recognition of an incremental share-based compensation expense of $11.3 million ($7.0 million after taxes) or $0.12 per diluted share for the full year ended April 30, 2007.

(c)

Working capital is reduced or negative as a result of including in current liabilities the deferred revenue related to journal subscriptions for which the cash has been received. The deferred revenue will be recognized into income as the journals are shipped or made available online to the customers over the term of the subscription.

Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To our Shareholders

John Wiley and Sons, Inc.:

The management of John Wiley and Sons, Inc. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of April 30, 2008.

Changes in Internal Control over Financial Reporting: Except as described below, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during fiscal year 2008.

As part of the acquisition of Blackwell Publishing we are integrating Blackwell finance functions and processes into Wiley’s processes. This integration has and will result in business process changes. We have enhanced the design and documentation of our internal control processes to ensure suitable controls over financial reporting.

The effectiveness of our internal control over financial reporting as of April 30, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

The Company’s Corporate Governance Principles, Committee Charters, Business Conduct and Ethics Policy and the Code of Ethics for Senior Financial Officers are published on our web site at www.wiley.com under the “About Wiley—Investor Relations—Corporate Governance” captions. Copies are also available free of charge to shareholders on request to the Corporate Secretary, John Wiley & Sons, Inc., 111 River Street, Hoboken, NJ 07030-5774.

/s/ William J. Pesce
William J. Pesce
President and Chief Executive Officer

/s/ Ellis E. Cousens
Ellis E. Cousens
Executive Vice President and
Chief Financial and Operations Officer

/s/ Edward J. Melando
Edward J. Melando
Vice President, Controller and
Chief Accounting Officer

June 26, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

John Wiley & Sons, Inc.:

We have audited the accompanying consolidated balance sheets of John Wiley & Sons, Inc. (the “Company”) and subsidiaries as of April 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule (as listed in the index to Item 8). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of John Wiley & Sons, Inc. and subsidiaries as of April 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 of the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” as of May 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), John Wiley & Sons, Inc.’s internal control over financial reporting as of April 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”), and our report dated June 26, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

New York, New York

June 26, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

John Wiley & Sons, Inc.:

We have audited John Wiley & Sons, Inc.’s internal control over financial reporting as of April 30, 2008, based on criteria established inInternal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). John Wiley & Sons, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, John Wiley & Sons, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of John Wiley & Sons, Inc. and subsidiaries as of April 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2008, and our report dated June 26, 2008 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

New York, New York

June 26, 2008

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
John Wiley & Sons, Inc., and Subsidiaries	April 30
Dollars in thousands	2008	2007
Assets:
Current Assets
Cash and cash equivalents	$59,311	$71,493
Accounts receivable	224,757	201,407
Inventories	118,209	112,863
Deferred income tax benefits	3,651	16,734
Prepaid and other	41,652	18,683
Total Current Assets	447,580	421,180

Product Development Assets	95,126	86,041
Property, Equipment and Technology	145,709	126,712
Intangible Assets	1,120,398	1,166,289
Goodwill	708,233	704,143
Deferred Income Tax Benefits	29,136	16,568
Other Assets	42,632	32,136
Total Assets	$2,588,814	$2,553,069

Liabilities and Shareholders’ Equity:
Current Liabilities
Accounts and royalties payable	$189,332	$147,778
Deferred revenue	315,830	305,405
Accrued income taxes	1,633	9,353
Accrued pension liability	2,499	2,139
Other accrued liabilities	136,867	133,662
Current portion of long-term debt	45,000	22,500
Total Current Liabilities	691,161	620,837

Long-Term Debt	797,318	977,721
Accrued Pension Liability	82,755	112,271
Other Long-Term Liabilities	100,421	41,174
Deferred Income Taxes	228,041	271,558
Shareholders’ Equity
Preferred Stock, $1 par value: Authorized - 2 million, Issued - zero	-	-
Class A Common Stock, $1 par value: Authorized - 180 million,
Issued – 69,641,921 and 69,387,799	69,642	69,388
Class B Common Stock, $1 par value: Authorized - 72 million,
Issued – 13,548,341 and 13,802,463	13,549	13,803
Additional paid-in capital	140,723	100,013
Retained earnings	794,762	673,254
Accumulated other comprehensive gain (loss):
Foreign currency translation adjustment	53,292	57,224
Unamortized pension and retiree medical	(26,813)	(30,465)
Unrealized gain (loss) on interest rate swap	(13,831)	(1,802)
	1,031,324	881,415
Less Treasury Shares At Cost (Class A – 20,661,469 and 21,735,471;
Class B – 3,902,576 and 3,902,576)	(342,206)	(351,907)
Total Shareholders’ Equity	689,118	529,508
Total Liabilities and Shareholders’ Equity	$2,588,814	$2,553,069

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

John Wiley & Sons, Inc., and Subsidiaries	For the years ended April 30
Dollars in thousands, except per share data	2008	2007	2006

Revenue	$1,673,734	$1,234,641	$1,043,932

Costs and Expenses
Cost of sales	536,852	393,546	331,851
Operating and administrative expenses	874,912	659,116	545,904
Amortization of intangibles	38,980	20,675	13,498
Total Costs and Expenses	1,450,744	1,073,337	891,253

Operating Income	222,990	161,304	152,679

Interest income and other, net	5,351	4,386	1,125
Interest expense	(66,813)	(26,188)	(9,960)
Net Interest Expense and Other	(61,462)	(21,802)	(8,835)

Income Before Taxes	161,528	139,502	143,844
Provision for Income Taxes	13,992	39,883	33,516

Net Income	$147,536	$99,619	$110,328

Income Per Share
Diluted	$2.49	$1.71	$1.85
Basic	2.55	1.75	1.90

Cash Dividends Per Share
Class A Common	$0.44	$0.40	$0.36
Class B Common	0.44	0.40	0.36

Average Shares
Diluted	59,323	58,287	59,792
Basic	57,921	56,932	58,071

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

John Wiley & Sons, Inc., and Subsidiaries	For the years ended April 30
Dollars in thousands	2008	2007	2006

Operating Activities
Net Income	$147,536	$99,619	$110,328
Noncash Items
Amortization of intangibles	38,980	20,676	13,498
Amortization of composition costs	43,613	38,722	36,473
Depreciation of property, equipment and technology	33,330	28,926	32,031
Stock-based compensation (net of tax)	17,475	12,559	4,854
Excess tax benefits from stock-based compensation	(11,223)	(4,455)	-
Non-cash tax benefits	(18,663)	(5,468)	(14,252)
Reserves for returns, doubtful accounts, and obsolescence	6,419	6,931	12,961
Deferred income taxes	10,784	3,604	5,009
Pension expense	22,894	16,710	15,469
Earned royalty advances and other	58,100	40,661	21,990
Changes in Operating Assets and Liabilities
Increase/(Decrease), excluding acquisitions
Accounts receivable	(20,007)	1,167	(20,519)
Net taxes payable	20,311	(956)	8,422
Inventories	(10,038)	(4,060)	(12,111)
Deferred revenue	10,277	(15,872)	390
Other accrued liabilities	(10,838)	11,543	9,834
Accounts and royalties payable	4,421	(22,465)	26,443
Pension contributions	(59,360)	(8,338)	(7,043)
Other	(3,876)	1,090	(1,135)
Cash Provided by Operating Activities	280,135	220,594	242,642
Investing Activities
Additions to product development assets	(113,069)	(76,225)	(70,921)
Additions to property, equipment and technology	(50,315)	(31,445)	(21,355)
Blackwell acquisition, net of cash acquired	-	(953,197)	-
Acquisition of other publishing businesses, assets and rights	(6,802)	(19,712)	(31,354)
Sale of marketable securities	-	42,334	10,000
Cash Used for Investing Activities	(170,186)	(1,038,245)	(113,630)
Financing Activities
Repayment of long-term debt	(1,049,360)	(620,678)	(336,298)
Borrowings of long-term debt	891,476	1,458,400	303,754
Purchase of treasury stock	(3,679)	(7,278)	(108,867)
Change in book overdrafts	36,253	6,754	(7,514)
Debt financing costs	-	(8,315)	-
Cash dividends	(25,613)	(22,839)	(21,103)
Proceeds from exercise of stock options and other	15,190	6,462	5,173
Excess tax benefit from stock-based compensation arrangements	11,223	4,455	-
Cash (Used for)/Provided by Financing Activities	(124,510)	816,961	(164,855)
Effects of Exchange Rate Changes on Cash	2,379	2,437	(315)
Cash and Cash Equivalents
(Decrease)/Increase for year	(12,182)	1,747	(36,158)
Balance at beginning of year	71,493	69,746	105,904
Balance at end of year	$59,311	$71,493	$69,746
Cash paid During the Year for
Interest	$69,071	$12,294	$8,001
Income taxes, net	$24,679	$40,422	$33,829

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Deferred Comp- ensation	Accumulated Other Comp- rehensive Income (Loss)
								Total Share- holder’s Equity

John Wiley & Sons, Inc., and Subsidiaries
Dollars in thousands

Balance at May 1, 2005	$ 68,984	$ 14,207	$ 55,478	$507,249	$ (248,252)	$ (3,074)	$ 1,982	$ 396,574

Shares Issued Under Employee Benefit Plans			6,795		2,348			9,143
Purchase of Treasury Shares					(108,867)			(108,867)
Exercise of Stock Options, including taxes			7,314		3,202			10,516
Class A Common Stock Dividends				(17,252)				(17,252)
Class B Common Stock Dividends				(3,851)				(3,851)
Other	51	(51)				(438)		(438)
Comprehensive Income:
Net income				110,328				110,328
Foreign currency translation adjustments							(2,791)	(2,791)
Minimum liability pension adjustments, net of a $5,547 tax charge							8,478	8,478

Total Comprehensive Income								116,015

Balance at May 1, 2006	$ 69,035	$ 14,156	$ 69,587	$ 96,474	$ (351,569)	$ (3,512)	$ 7,669	$ 401,840

Shares Issued Under Employee Benefit Plans			8,149		2,976			11,125
Purchase of Treasury Shares					(7,278)			(7,278)
Exercise of Stock Options, including taxes			5,663		3,964			9,627
Stock-based compensation expense			20,126					20,126
Class A Common Stock Dividends				(18,806)				(18,806)
Class B Common Stock Dividends				(4,033)				(4,033)
Other	353	(353)	(3,512)			3,512
Adoption of FASB Statement No. 158, net of a $6,025 tax benefit
							(8,078)	(8,078)
Comprehensive Income:
Net income				99,619				99,619
Foreign currency translation adjustments							31,484	31,484
Unamortized pension and retiree medical, net of a $3,217 tax benefit
							(4,316)	(4,316)
Unrealized loss on interest rate swap, net of a $1,086 tax benefit							(1,802)	(1,802)

Total Comprehensive Income								124,985

Balance at April 30, 2007	$ 69,388	$ 13,803	$ 100,013	$ 73,254	$ (351,907)	$ -	$ 24,957	$ 529,508

Shares Issued Under Employee Benefit Plans			(2,665)		3,590			925
Purchase of Treasury Shares					(3,679)			(3,679)
Exercise of Stock Options, including taxes			15,334		9,790			25,124
Stock-based compensation expense			28,041					28,041
Class A Common Stock Dividends				(21,263)				(21,263)
Class B Common Stock Dividends				(4,350)				(4,350)
Other	254	(254)
Adoption of FIN 48, tax liability adjustment				(415)				(415)
Comprehensive Income:
Net income				147,536				147,536
Foreign currency translation adjustments							(3,932)	(3,932)
Unamortized pension and retiree medical, net of a $ 1,848 tax benefit
							3,652	3,652
Unrealized loss on interest rate swap, net of a $7,248 tax benefit							(12,029)	(12,029)

Total Comprehensive Income								135,227

Balance at April 30, 2008	$ 69,642	$ 13,549	$ 140,723	$ 94,762	$ (342,206)	$ -	$ 12,648	$ 689,118

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 – Description of Business

The Company, founded in 1807, was incorporated in the state of New York on January 15, 1904. (As used herein the term “Company” means John Wiley & Sons, Inc., and its subsidiaries and affiliated companies, unless the context indicates otherwise).

The Company is a global publisher of print and electronic products, providing content to customers worldwide. Core businesses include professional and consumer books and subscription products; scientific, technical, medical and scholarly journals, encyclopedias, books, and online products; and educational materials for undergraduate and graduate students and lifelong learners. The Company has publishing, marketing, and distribution centers in the United States, Canada, Europe, Asia, and Australia.

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

In connection with the integration of the Company’s acquisition of Blackwell Publishing (Holdings) Ltd. (“Blackwell”) on February 2, 2007, the Company made various reclassifications within the Condensed Consolidated Statements of Income which mainly consisted of a realignment of the reporting of journal distribution costs from cost of sales to operating and administrative costs. The reclassification of these costs resulted in reductions of cost of sales of $16.5 million and $10.5 million, for the fiscal years ended April 30, 2007 and 2006 respectively, with corresponding increases to operating and administrative costs for those periods.

Under the Company’s cash management system, a book overdraft balance exists for the Company’s primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in the related bank accounts. The Company’s funds are transferred from existing bank account balances or from lines of credit on an as-needed basis to pay for clearing checks. As of April 30, 2007, book overdrafts, which were previously reported in Cash and Cash Equivalents, of $15.7 million, have now been reclassified into Accounts and Royalties Payable in the Condensed Consolidated Statements of Financial Position to conform to the current presentation. As of April 30, 2008, $52.0 million of book overdrafts were included in Accounts and Royalties Payable.

Use of Estimates: The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition: In accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” the Company recognizes revenue when the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured. If all of the above criteria have been met, revenue is principally recognized upon shipment of products or when services have been rendered. Subscription revenue is generally collected in advance. The prepayment is deferred and recognized as earned when the related issue is shipped or made available online over the term of the subscription. Where a product has been sold with multiple deliverables the Company follows EITF No. 00-21 “Accounting for Revenue Relationships with Multiple Deliverables” to determine the timing of revenue recognition. Collectability is evaluated based on the amount involved, the credit history of the customer, and the status of the customer’s account with the Company. Revenue is reported net of any amounts billed to customers for taxes which are remitted to government authorities.

Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of three months or less and are stated at cost plus accrued interest, which approximates market value.

Allowance for Doubtful Accounts: The estimated allowance for doubtful accounts is based on a review of the aging of the accounts receivable balances, the historical write-off experience, and a credit evaluation of a customer. A change in the evaluation of a customer’s credit could affect the estimated allowance. The allowance for doubtful accounts is shown as a reduction of accounts receivable in the accompanying consolidated balance sheets and amounted to $8.0 million and $11.2 million at April 30, 2008 and 2007, respectively.

Sales Return Reserves: The process which the Company uses to determine its sales returns and the related reserve provision charged against revenue is based on applying an estimated return rate to current year sales. This rate is based upon an analysis of actual historical return experience in the various markets and geographic regions in which the Company does business. The Company collects, maintains and analyzes significant amounts of sales returns data for large volumes of homogeneous transactions. This allows the Company to make reasonable estimates of the amount of future returns. All available data is utilized to identify the returns by market and as to which fiscal year the sales returns apply. This enables management to track the returns in detail and identify and react to trends occurring in the marketplace, with the objective of being able to make the most informed judgments possible in setting reserve rates. Sales return reserves, net of estimated inventory and royalty costs, are reported as a reduction of accounts receivable in the Consolidated Statement of Financial Position and amounted to $55.5 million and $56.1 million at April 30, 2008 and 2007, respectively.

Reserve for Inventory Obsolescence: A reserve for inventory obsolescence is estimated based on a review of damaged, obsolete, or otherwise unsalable inventory. The review encompasses historical unit sales trends by title; current market conditions, including estimates of customer demand; and publication revision cycles. The inventory obsolescence reserve is reported as a reduction of the inventory balance in the Consolidated Statement of Financial Position and amounted to $35.4 million and $32.2 million as of April 30, 2008 and 2007, respectively.

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

Inventories: Inventories are stated at cost or market, whichever is lower. U.S. book inventories aggregating $73.9 million and $73.9 million at April 30, 2008 and 2007, respectively, are valued using the last-in, first-out (LIFO) method. All other inventories are valued using the first-in, first-out (FIFO) method.

Product Development Assets: Product development assets consist of composition costs and royalty advances to authors. Costs associated with developing any publication are expensed until the product is determined to be commercially viable. Composition costs, primarily representing the costs incurred to bring an edited commercial manuscript to publication including typesetting, proofreading, design and illustration, etc., are capitalized and generally amortized on a double-declining basis over estimated useful lives, ranging from 1 to 3 years. Royalty advances to authors are capitalized and, upon publication, are recovered as royalties earned by the authors based on sales of the published works. Author advances are periodically reviewed for recoverability and a reserve for loss is maintained, if appropriate.

Advertising Expense: Advertising costs are expensed as incurred. The Company incurred $34.1 million, $39.8 million and $36.9 million in advertising costs in fiscal years 2008, 2007 and 2006, respectively.

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

Goodwill and Other Intangible Assets: Goodwill is the excess of the purchase price paid over the fair value of the net assets of the business acquired. Other intangible assets principally consist of brands, trademarks, acquired publication rights, customer relationships and non-compete agreements. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed at least annually for impairment, or more often if events or circumstances occur that would more likely than not reduce the fair market value of a reporting unit, or intangible asset, below its’ carrying amount. The Company evaluates the recoverability of indefinite-lived intangible assets by comparing the fair value of the intangible asset to the carrying value. For goodwill impairment, the Company uses a two-step impairment test approach at the reporting unit level. In the first step the fair value for the reporting unit is compared to its book value including goodwill. In the case that the fair value of the reporting unit is less than the book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting units and the net fair values of the identifiable assets and liabilities of such reporting units. If the fair value of the goodwill is less than the book value, the difference is recognized as impairment.

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

Derivative Financial Instruments: The Company, from time to time, enters into forward exchange and interest rate swap contracts as a hedge against foreign currency asset and liability commitments, and anticipated transaction exposures, including intercompany purchases. The Company accounts for its derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Accordingly, all derivatives are recognized as assets or liabilities and measured at fair value. Derivatives that are not determined to be effective hedges are adjusted to fair value with a corresponding effect on earnings. The Company does not use financial instruments for trading or speculative purposes.

Foreign Currency Gains/Losses: The Company translates the results of operations of its international subsidiaries using average exchange rates during each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. Currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity, while foreign denominated transactions are revalued monthly and recorded in operating and administrative expenses. Included in operating and administrative expenses were net foreign exchange transaction losses of approximately $2.7 million, $0.2 million, and $0.2 million in fiscal years 2008, 2007, and 2006, respectively.

Shared-Based Compensation: The Company adopted SFAS 123R on May 1, 2006, the beginning of the Company’s 2007 fiscal year. SFAS 123R requires that companies recognize share-based compensation to employees in the Statement of Income based on the fair value of the share-based awards.

Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation using the “intrinsic value” method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and using the disclosure-only provisions of SFAS 123, as amended by SFAS 148. Under this approach, the value of restricted stock awards was expensed over their requisite service periods and the imputed cost of stock options were disclosed only in footnotes to the financial statements.

The Company uses the modified prospective approach allowed under SFAS 123 Under this approach, awards that are granted, modified or settled after May 1, 2006 are measured and expensed in accordance with SFAS 123R. Unvested awards that were granted prior to May 1, 2006 are expensed and recognized in the Company’s results of operations, prospectively. No previous periods are restated.

The adoption of SFAS 123R resulted in the recognition of an incremental share-based compensation expense of $11.3 million ($7.0 million after taxes) for the twelve months ended April 30, 2007, which is reflected in operating and administrative expenses. For periods prior to fiscal year 2007, the adoption of SFAS 123R, this portion of stock-based compensation was reflected in the Company’s disclosures, but was not recognized in the consolidated income statements. For comparative purposes, the following adjusted net income and earnings per share reflect the amounts which have been reported in the income statement for the twelve months ended April 30, 2008 and 2007, and the amounts which would have been reported in the income statement for 2006, if the provisions of SFAS 123R were in effect at that time.

(In thousands, except per share amounts)
	2008	2007	2006
Net Income, as Reported	$147,536	$99,619	$110,328
Add: Stock-Based Compensation Expense Included in Reported Net Income, Net of Taxes	17,475	12,559	4,854
Deduct: Total Stock-Based Compensation Expense Determined Under Fair-Value Based Method for all Awards, Net of Taxes (1)	(17,475)	(12,559)	(10,942)
Adjusted Net Income	$147,536	$99,619	$104,240
Reported Earnings Per Share:
Diluted	$2.49	$1.71	$1.85
Basic	$2.55	$1.75	$1.90
Adjusted Earnings Per Share:
Diluted	$2.49	$1.71	$1.74
Basic	$2.55	$1.75	$1.80

(1)

Total stock-based compensation expense for all awards presented in the table above is net of taxes of $10.5 million, $7.6 million and $6.6 million for the years ended April 30, 2008, 2007 and 2006, respectively.

Pursuant to the provisions of SFAS 123R, the Company records share-based compensation as a charge to earnings reduced by the estimated cost of anticipated forfeited awards. As such, share-based compensation expense is only recognized for those awards that are expected to ultimately vest. Stock-based compensation expense associated with performance restricted share awards is recognized based on management’s best estimates of the achievement of the performance goals specified in such awards and the estimated number of shares that will be earned. The cumulative effect on current and prior periods of a change in the estimated number of performance share awards, or estimated forfeiture rate is recognized as an adjustment to earnings in the period of the revision.

Concurrent with the adoption of SFAS 123R the Company accelerated the recognition of compensation expense related to post-adoption awards granted to near-retirement and retirement-eligible employees to reflect accelerated vesting as provided in the Company’s Key Employee Stock Plan. The impact of the change was not significant.

Recently Issued Accounting Pronouncements: In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued a partial deferral of the statement’s effective date. SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Included in the deferral, the FASB agreed to a one-year delay of the fair value measurement requirement for certain nonfinancial assets and liabilities. The Company plans to adopt SFAS 157 as of May 1, 2008 for assets and liabilities not subject to the deferral and as of May 1, 2009 for those nonfinancial assets and liabilities subject to the deferral. The Company does not expect the May 1, 2008 adoption for financial assets and liabilities to have a significant impact on its consolidated financial statements and is currently assessing the impact, if any, of the deferred portion of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to irrevocably elect to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis with the resulting changes in fair value recorded in earnings. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by using different measuring attributes for financial assets and liabilities. The Company is required to adopt SFAS 159 as of May 1, 2008. However, the Company does not expect to apply the fair value option of SFAS 159 to any of its existing assets and liabilities and therefore does not expect the standard to have a significant impact on its consolidated financial statements.

In December 2007, the FASB issued Statements No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained. Principally, SFAS 141R requires that contingent consideration as well contingent assets and liabilities be recorded at fair value on the acquisition date and that certain transaction and restructuring costs be expensed. SFAS 141R is effective for acquisitions made on and after May 1, 2009. While the Company is currently assessing the impact of SFAS 141(R) on its consolidated financial statements, the Company expects that upon adoption of SFAS 141(R), the application of the new standard is likely to have a significant impact on how the Company allocates the purchase price of any future acquired businesses.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”), which is effective for the Company February 1, 2009. FAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, FAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. Since FAS 161 requires only additional disclosures about the Company’s derivatives and hedging activities, the adoption of FAS 161 will not affect the Company’s financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position No. FSP SFAS 142-3 “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”). SFAS 142-3 amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” SFAS 142-3 requires an entity to consider its own assumptions about the renewal or extension of the term of the arrangement, consistent with its expected use of the asset. SFAS 142-3 also requires several incremental disclosures for renewable intangible assets. The Company is required to adopt SFAS 142-3 as of May 1, 2009. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company is currently assessing the impact, if any, on its consolidated financial statements.

There have been no other new accounting pronouncements issued during fiscal year 2008 that have had, or are expected to have a material impact on the Company’s consolidated financial statements.

Note 3 – Income Per Share

A reconciliation of the shares used in the computation of net income per share for the years ended April 30 follows (in thousands):

	2008	2007	2006
Weighted Average Shares Outstanding	58,193	57,191	58,405
Less: Unearned Deferred Compensation Shares	(272)	(259)	(334)
Shares Used for Basic Income Per Share	57,921	56,932	58,071
Dilutive Effect of Stock Option and Other Stock Awards	1,402	1,355	1,721
Shares Used for Diluted Income Per Share	59,323	58,287	59,792

For the years ended April 30, 2008, 2007, and 2006, options to purchase Class A Common Stock of 1,591,593, 2,587,569 and 1,007,000 shares, respectively, have been excluded from the shares used for diluted income per share as their inclusion would have been antidilutive. In addition, for the year ended April 30, 2008, unearned restricted shares of 19,000 have been excluded as their inclusion would have been antidilutive. No unearned restricted shares were excluded for the years ending April 30, 2007 and 2006.

Note 4 – Acquisitions

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

The Company accounted for the acquisition using the purchase method of accounting in accordance with the provisions of SFAS No. 141, “Business Combinations” (“SFAS 141”). The purchase price was allocated to Blackwell’s tangible and identifiable intangible assets and liabilities based on their fair values as of February 2, 2007 as set forth below (in thousands):

Current Assets	$345,200
Intangible Assets	830,400
Goodwill	493,500
Other Noncurrent Assets	43,700
Total Assets Acquired	$1,712,800
Deferred Revenue	$172,300
Other Current Liabilities	130,900
Noncurrent Deferred Tax Liabilities	252,400
Other Noncurrent Liabilities	36,200
Total Liabilities Assumed	$591,800
Net Assets Acquired	$1,121,000

Included in current assets above is $188.9 million of cash acquired. All valuations and plans related to the integration of the Blackwell acquisition have been finalized along with the final purchase price allocation, as reflected in the above schedule. Since the preliminary purchase price allocation, adjustments made to finalize the allocation principally included an increase to income tax receivables of $13.3 million with a corresponding decrease in Goodwill, and a decrease to intangible assets of $13.1 million as a result of the finalization of the asset valuations with a corresponding increase to Goodwill, net of taxes. In addition, approximately $6.0 million of additional incremental acquisition related costs were accrued during fiscal year 2008  along with a tax adjustment of approximately $5.6 million, both of which increased Goodwill. The incremental acquisition costs consisted primarily of systems and facilities consolidations.

Unaudited Pro Forma Financial Information

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

Blackwell Acquisition (cont’d):

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

	For the Years Ended April 30,

In thousands, except per share data	2007	2006
Revenue	$1,558,887	$1,431,958
Net Income	$108,301	$116,777
Net Income Per Common Share - Basic	$1.90	$2.01
Net Income Per Common Share - Diluted	$1.86	$1.95

Goodwill and Acquisition Related Intangible Assets

Goodwill resulting from the acquisition of $493.5 million was recorded within the Blackwell segment as reported in footnote 17 of these financial statements. None of the goodwill is deductible for tax purposes. The acquisition value and weighted average amortization period assigned to each intangible asset class as of February 2, 2007 were as follows:

		Cost of Blackwell
	Weighted Average	Acquisition Related
	Amortization Period (in years)	Intangible Assets (in thousands)

Acquired Publication Rights	37	$617,800
Trademarks and Trade Names	Indefinite	142,600
Customer Relationships	20	70,000
Total		$830,400

The total amortization expense for Blackwell acquisition related intangible assets was $22.3 million and $5.5 million for the fiscal years ended April 30, 2008 and 2007, respectfully, and is included in the caption “Amortization of intangibles” on the Company’s Consolidated Statements of Income. Estimated future amortization expense related to acquisition for the next five years is $22.0 million per year.

Identifiable intangible assets – Acquired publication rights represent the rights to publish current and new editions of journal and book titles. Acquired journal publishing rights are segregated into owned, non-owned and joint owned titles. The right to publish a joint or non-owned journal is determined based upon individual negotiated contractual arrangements, typically with membership organizations referred to as “Societies” which specialize in the particular field or discipline. Owned journal publishing rights of approximately $476.3 million are expected to have an estimated useful life of 40 years. Joint and non-owned journal publishing rights are expected to have estimated useful lives of 40 and 30 years, respectively. Trademarks and trade names are expected to have an indefinite life due to the fact that the Blackwell name will be used by the Company on an ongoing basis, the name is important to the Company’s business and it is long established and well recognized. Customer relationships are expected to have an estimated useful life of approximately 20 years. Book publishing rights are expected to have estimated useful lives of 10 to 15 years.

The fair value of intangible assets was based on a valuation conducted by a third party specialist on behalf of Wiley’s management using income approach methodologies. The discount rates used to determine present value of net cashflows ranged from 9.5% to 15%. These discount rates were determined after consideration of Blackwell’s estimated weighted average cost of capital and the estimated internal rate of return specific to the acquisition.

As part of the strategic acquisition plan, the Company plans to reorganize certain functions, cancel certain contractual obligations and close duplicate facilities. The plan encompasses the termination and relocation of certain employees. Estimated costs associated with employee severance and relocation is approximately $7.9 million. These costs were included as a component of net assets acquired. As of April 30, 2008 approximately $4.6 million of the severance costs were paid.

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

Approximately $26.3 million of the aggregate purchase price was allocated to brands and trademarks and acquired publishing rights and $4.9 million to goodwill. The brands, trademarks and acquired publishing rights will be amortized over a weighted average period of approximately 10 years. The acquisitions consisted primarily of the following:

▪

The Company acquired substantially all the assets of a global publisher of books and software, specializing in information technology business certification materials. The acquisition cost was allocated to brands and trademarks, goodwill and tangible net assets, which consisted of accounts receivable, inventory, accrued royalties, accounts payable and other accrued liabilities. The brands and trademarks are being amortized over a 15-year period.

▪

The Company acquired the publishing rights to a newsletter division of a leading publisher of mental health and addiction information. The majority of the acquisition was recorded as acquired publication rights and is being amortized over a 10-year period.

▪

The Company acquired a leading provider of evidence-based medicine content. The acquisition cost was allocated to goodwill, brands and trademarks, customer relationships and other assets and liabilities which consisted of accounts receivable, capitalized software and deferred subscription revenues. The brands, trademarks and customer relationships are amortized over a 10-year period.

▪

The Company acquired the publishing rights to the journal Dialysis & Transplantation, a source of nephrology and renal transplantation information to nephrologists, surgeons, internists and other physicians and healthcare professionals. The majority of the acquisition was recorded as acquired publication rights and is being amortized over a 10-year period.

Note 5 - Marketable Securities

The Company accounts for these securities as available-for-sale in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” As part of the Blackwell acquisition on February 2, 2007, the Company acquired $42.3 million in marketable securities which were all sold by the Company during the fourth quarter of fiscal year 2007. There were no securities outstanding as of April 30, 2008, 2007 and 2006.

Note 6 – Inventories

Inventories at April 30 were as follows (in thousands):

	2008	2007
Finished Goods	$103,138	$99,958
Work-in-Process	11,074	9,949
Paper, Cloth, and Other	8,303	7,094
	122,515	117,001
LIFO Reserve	(4,306)	(4,138)
Total Inventories	$118,209	$112,863

Note 7 – Product Development Assets

Product development assets consisted of the following at April 30 (in thousands):

	2008	2007
Composition Costs	$49,054	$42,976
Royalty Advances	46,072	43,065
Total	$95,126	$86,041

Composition costs are net of accumulated amortization of $122.8 million and $113.7 million as of April 30, 2008 and 2007, respectively.

Note 8 - Property, Equipment and Technology

Property, equipment and technology consisted of the following at April 30 (in thousands):

	2008	2007
Land and Land Improvements	$5,105	$4,992
Buildings and Leasehold Improvements	96,302	88,138
Furniture, Fixtures and Warehouse Equipment	72,763	71,368
Computer Equipment and Capitalized Software	233,682	196,128
	407,852	360,626
Accumulated Depreciation	(262,143)	(233,914)
Total	$145,709	$126,712

The net book value of capitalized software costs was $30.4 million and $22.3 million as of April 30, 2008 and 2007, respectively. Depreciation expense recognized in 2008, 2007, and 2006 for capitalized software costs was approximately $11.9 million, $12.0 million, and $14.4 million, respectively.

Note 9 - Goodwill and Other Intangible Assets

The following table summarizes the activity in goodwill by segment (in thousands):

	As of April 30, 2007	Acquisitions and Dispositions	Foreign Translation and Other Adjustments	As of April 30, 2008
P/T	$153,713	$-	$(168)	$153,545
STM	28,072	-	-	28,072
European	23,318	-	720	24,038
Blackwell	496,674	-	3,350	500,024
Other	2,366	-	188	2,554
Total	$704,143	$-	$4,090	$708,233

Identified intangible assets as of April 30, 2008 and 2007 were as follows (in thousands):

	2008		2007
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible Assets with Determinable Lives
Acquired Publishing Rights	$834,556	$(121,924)	$842,182	$(88,289)
Brands & Trademarks	17,209	(3,436)	17,224	(2,126)
Covenants not to Compete	3,382	(2,342)	3,383	(1,549)
Customer Relationships	70,937	(4,472)	71,503	(883)
	926,084	(132,174)	934,292	(92,847)
Intangible Assets with Indefinite Lives
Acquired Publishing Rights	123,963	-	120,295	-
Brands & Trademarks	202,525	-	204,549	-
	$1,252,572	$(132,174)	$1,259,136	$(92,847)

Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 fiscal years are as follows: 2009 - $38.5 million; 2010 - $36.2 million; 2011 - $34.9 million; 2012 - $34.1 million; and 2013 - $32.3 million.

Note 10 - Other Accrued Liabilities

Other accrued liabilities as of April 30 consisted of the following (in thousands):

	2008	2007
Accrued Compensation and Benefits	$59,046	$52,869
Accrued Interest	7,409	14,327
Other Accrued Operating Expenses	70,412	66,466
Total	$136,867	$133,662

Note 11 - Income Taxes

The provision for income taxes for the years ending April 30 were as follows (in thousands):

	2008	2007	2006
Current Provision (Benefit)
US – Federal	$9,397	$23,684	$15,663
International	10,088	9,872	10,809
State and Local	2,386	2,723	2,035
Total Current Provision	$21,871	$36,279	$28,507
Deferred Provision (Benefit)
US – Federal	$5,183	$(2,409)	$(62)
International	(13,414)	6,265	5,054
State and Local	352	(252)	17
Total Deferred Provision	$(7,879)	$3,604	$5,009
Total Provision	$13,992	$39,883	$33,516

International and United States pretax income for the year ended April 30 was as follows (in thousands):

	2008	2007	2006
International	$122,369	$58,165	$51,444
United States	39,159	81,337	92,400
Total	$161,528	$139,502	$143,844

The Company’s effective income tax rate as a percentage of pretax income differed from the U.S. federal statutory rate as shown below:

	2008	2007	2006
U.S. Federal Statutory Rate	35.0%	35.0%	35.0%
State Income Taxes, Net of U.S. Federal Tax Benefit	1.2	1.1	0.9
Taxes on Foreign Income	(14.2)	(3.0)	(1.5)
Deferred Tax Benefit From Tax Rate Change	(11.6)	-	-
Tax Credit on Repatriated Foreign Dividends	-	-	(5.2)
Tax Adjustments	(1.9)	(3.9)	(4.7)
Other, Net	0.2	(0.6)	(1.2)
Effective Income Tax Rate	8.7%	28.6%	23.3%

Tax Credit on Repatriated Foreign Dividends: During the fourth quarter of fiscal year 2005, the Company elected to repatriate approximately $94 million of dividends from foreign subsidiaries under the American Jobs Creation Act (AJCA) of 2004. The law provides for a favorable one-time tax rate on dividends from foreign subsidiaries. The tax accrued on these dividends in fiscal year 2005 was approximately $7.5 million. Pursuant to guidance issued by the Internal Revenue Service in May 2005, the Company recorded a tax benefit in the first quarter of fiscal year 2006 reversing the accrued tax recorded in the previous year. Neither the first quarter fiscal year 2006 tax benefit nor the corresponding fourth quarter fiscal year 2005 tax accrual had a cash impact on the Company.

Tax Adjustments: In fiscal years 2008, 2007 and 2006 the Company reported tax benefits of $3.9 million, $5.5 million and $6.8 million, respectively, related to the favorable resolution of certain federal, state and foreign tax matters with tax authorities.

Deferred Tax Benefit from Statutory Tax Rate Change: During 2008 the Company recognized tax benefits in the amount of $18.7 million associated with new tax laws enacted in the United Kingdom and Germany that reduced the corporate income tax rate from 30% to 28% and from 39% to 29%, respectively. The benefit recognized by the Company reflected the adjustment to record the U.K. and Germany related deferred tax balances at the new tax rates.

FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty In Income Taxes:

On May 1, 2007, the Company adopted the provisions of FIN 48, an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attributes for financial statement recognition of income taxes.

Upon adoption, the Company recognized a $0.4 million increase to reserves for income taxes, with a corresponding decrease of $0.4 million in retained earnings. As of April 30, 2008 and May 1, 2007, the total amount of unrecognized tax benefits were $32.4 million and $30.4 million, respectively, of which $4.7 million and $4.9 million represented accruals for interest and penalties that were recorded as additional tax expense in accordance with the Company’s accounting policy. Interest and penalties charged to tax expense in fiscal year 2008 was $0.2 million. Out of the balance at April 30, 2008, if recognized, the Company’s income taxes would be reduced by approximately $21.8 million.

The Company files income tax returns in the U.S. and various states and foreign tax jurisdictions. The Company’s major taxing jurisdictions include the United States, the United Kingdom and Germany. Other than the Company’s German subsidiaries, the Company is no longer subject to income tax examinations by tax jurisdictions for years prior to its 2005 fiscal year. With respect to Germany, all years including fiscal year 2003 forward remain subject to an income tax examination. All U.S. federal tax years prior to fiscal year 2004 have been audited by the Internal Revenue Service and closed. The statute of limitations for fiscal year 2004 expired during January 2008. Various state and foreign tax jurisdictions are in the process of examining tax returns for years ranging from fiscal years 2003 to 2007. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $3 million within the next twelve months as a result of finalizing agreements with tax authorities.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is, as follows (in 000’s $):

Balance April 30, 2007	$30,406
Additions for Current Year Tax Positions	524
Additions for Prior Year Tax Positions	373
Reductions for Prior Year Tax Positions	(4,228)
Acquisitions	5,624
Settlements with Tax Authorities	-
Reductions for lapse of statute of limitations	(267)
Balance April 30, 2008	$32,432

Deferred taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. It is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The significant components of deferred tax assets and liabilities at April 30 were as follows (in thousands):

	2008	2007
Net Operating Loss	$1,480	$1,035
Reserve for Sales Returns and Doubtful Accounts	10,081	16,638
Inventory	(6,090)	(3,840)
Accrued Expenses	24,218	17,611
Retirement and Post-Employment Benefits	18,795	29,224
Intangible and Fixed Assets	(248,690)	(301,572)
Net Deferred Tax Assets (Liabilities)	$(200,206)	$(240,904)

The Company intends to continue to reinvest earnings outside the U.S. for the foreseeable future and, therefore, has not recognized any U.S. tax expense on foreign earnings. At April 30, 2008, the undistributed earnings of international subsidiaries approximated $109 million and, if remitted currently, the related tax cost can not be reasonably determined.

Tax benefits related to the exercise of stock options and vesting of restricted stock held by employees amounted to $11.2 million, $4.5 million, and $5.8 million for fiscal years 2008, 2007, and 2006, respectively, which reduce current income taxes payable.

Note 12 - Debt and Available Credit Facilities

At April 30,	2008	2007
Revolving Credit Facility – Due 2012	$191,318	$323,000
Term Loan – Due 2008 - 2013	651,000	675,000
Other Notes Payable	-	2,221
Total Debt	842,318	1,000,221
Less: Current Portion	(45,000)	(22,500)
Total Long-Term Debt	$797,318	$977,721

In connection with the Blackwell acquisition, the Company entered into a new Credit Agreement with Bank of America and Royal Bank of Scotland as Co-Lead Arrangers in the aggregate amount of $1.35 billion. The financing is comprised of a six-year Term Loan (Term Loan) in the amount of $675 million and a $675 million five-year revolving credit facility (Revolver) which can be drawn in multiple currencies. The agreement provides financing to complete the acquisition, refinance the existing revolving debt of the Company, as well as meet future seasonal operating cash requirements. The Company has the option of borrowing at the following floating interest rates: (i) at the rate as announced from time to time by Bank of America as its prime rate or (ii) at a rate based on the London Bank Interbank Offered Rate (LIBOR) plus an applicable margin ranging from .37% to 1.05% for the Revolver and .45% to 1.25% for the Term Loan depending on the Company’s consolidated leverage ratio, as defined. In addition, the Company will pay a facility fee ranging from .08% to .20% on the Revolver depending on the Company’s consolidated leverage ratio, as defined. The total of the applicable margin and facility fee at April 30, 2008 and 2007 was .63% and .85%, respectively. The Term loan has quarterly mandatory principle payments ranging from zero to $33.8 million. For the fiscal years ending April 30, 2008 and 2007, these payments were $24.0 million and zero, respectively. The final amount due at maturity in 2013 is $236.3 million. The Company has the option to request an increase of up to $250 million in the size of the Revolver in minimum amounts of $50 million. The Term Loan matures on February 2, 2013 and the Revolver will terminate on February 2, 2012.

Simultaneous with the execution of the new Credit Agreement, the Company terminated all of its previous credit agreements and paid in full amounts outstanding under those agreements by utilizing funds from the new Credit facility. In connection with the early termination of the previous credit agreements, the Company wrote off approximately $0.5 million of unamortized debt origination fees in the fiscal year 2007.

The credit agreements contain certain restrictive covenants related to Leverage Ratio, Fixed Charge coverage ratio, property, equipment and technology expenditures, and restricted payments, including a limitation for dividends paid and share repurchases. Under the most restrictive covenant, approximately $115 million was available for such restricted payments as of April 30, 2008.

The Company and its subsidiaries have other short-term lines of credit aggregating $38 million at various interest rates. No borrowings under the credit lines were outstanding at April 30, 2008 or 2007.

The Company’s total available lines of credit as of April 30, 2008 were approximately $1.364 billion, of which approximately $522 million was unused. The weighted average interest rates on long term debt outstanding during fiscal years 2008 and 2007 were 6.01% and 6.13%, respectively. As of April 30, 2008 and 2007, the weighted average interest rates for the long-term debt were 5.74% and 6.36% respectively. Based on estimates of interest rates currently available to the Company for loans with similar terms and maturities, the fair value of notes payable and long-term debt approximate the carrying value.

Total debt maturing in each of the next five years are: 2009 – $45.0 million; 2010 – $67.5 million; 2011 – $90.0 million; 2012 – $303.8 million and 2013 – $336.0 million.

HEDGING ACTIVITY:

On February 16, 2007, the Company entered into an interest rate swap agreement, designated as a cash flow hedge as defined under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The hedge will fix a portion of the variable interest due on a portion ofthe new Term Loan. Under the terms of the interest rate swap, the Company will pay a fixed rate of 5.076% and will receive a variable rate of interest based on three month LIBOR (as defined) from the counter party which will be reset every three months for a four-year period ending February 8, 2011. The notional amount of the rate swap was initially $660 million which will decline through February 8, 2011, based on the expected amortization of the Term Loan. As of April 30, 2008 and 2007 the notional amount of this rate swap was $615 million and $660 million, respectively.

On October 19, 2007, the Company entered into an additional interest rate swap agreement, designated by the Company as a cash flow hedge that will fix a portion of the variable interest due on the Revolving Credit Facility. Under the terms of this interest rate swap, the Company will pay a fixed rate of 4.60% and will receive a variable rate of interest based on three month LIBOR (as defined) from the counterpart which will be reset every three months for a three-year period ending August 8, 2010. The notional amount of the rate swap is $100 million.

It is management’s intention that the notional amount of interest rate swaps be less than the Term Loan and the Revolving Credit Facility outstanding during the life of the derivatives.

For the fiscal year ending April 30, 2008, the Company recognized a loss on the hedge contracts of approximately $2.2 million. For the fiscal year ending April 30, 2007 the Company recognized a gain on the hedge contract of approximately $ 0.4 million. All amounts are reflected in interest expense. At April 30, 2008 and 2007, the aggregate fair value of all interest rate swaps is a liability of $27.1 million and $2.5 million, respectively, is accrued in Other Long Term Liabilities in the Consolidated Statements of Financial Position with a corresponding charge, net of income taxes, in Accumulated Other Comprehensive Income. In the event of a change of control, as defined, the banks have the option to terminate the agreements and require repayment of any amounts outstanding.

The fair value of the interest rate swaps is an estimate at a point in time based on the terms of the agreements and the current interest rate environment.  The amount that will ultimately be recognized in net inome is uncertain and will be impacted by changes in the future interest rate environment.  Based on the amount in Accumulated Other Comprehensive Income at April 30, 2008, approximately $11.0 million would be reclassified into net income in the next twelve months.

Note 13 - Commitments and Contingencies

The following schedule shows the composition of rent expense for operating leases (in thousands):

	2008	2007	2006
Minimum Rental	$31,397	$31,142	$27,180
Less: Sublease Rentals	(1,624)	(1,754)	(1,563)
Total	$29,773	$29,388	$25,617

Future minimum payments under operating leases were $272.7 million at April 30, 2008. Annual minimum payments under these leases for fiscal year 2009 through 2013 are approximately $35.8 million, $33.6 million, and $30.4 million, $29.2 million, and $27.7 million, respectively. Rent expense associated with operating leases that include scheduled rent increases and tenant incentives, such as rent holidays, are recorded on a straight-line basis over the term of the lease. Future aggregate minimum rentals to be received under non-cancelable subleases were $4.0 million at April 30, 2008.

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

Effective April 30, 2007, the Company adopted the recognition and disclosure provisions of Statement No. 158 which requires employers to recognize in their balance sheets the overfunded or underfunded status of defined benefit postretirement plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. Accordingly, the Company recognized the change in the funded status of the plan in accumulated other comprehensive income. Statement No. 158 also requires plan assets and obligations to be measured as of the employers’ balance sheet date. The measurement provision of Statement No. 158 did not impact the Company, as its current measurement date is April 30.

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows (in thousands):

	Funded	Unfunded	Total
Actuarial Loss	$1,888	$573	$2,461
Prior Service Cost	482	141	623
Total	$2,370	$714	$3,084

The adoption of Statement No. 158 had no effect on the Company’s consolidated statement of operations for the year ended April 30, 2008, or for any prior period presented and does not have a material impact to any of the Company’s debt covenants under its various credit agreements.

The Company has agreements with certain officers and senior management that provide for the payment of supplemental retirement benefits during each of the 10 years after the termination of employment. Under certain circumstances, including a change of control as defined, the payment of such amounts could be accelerated on a present value basis.

Net pension expense included below for international plans amounted to approximately $13.2 million, $10.2 million and $7.1 million for fiscal years 2008, 2007 and 2006, respectively. The components of net pension expense for the defined benefit plans were as follows (in thousands):

	2008	2007	2006
Service Cost	$19,639	$13,210	$10,998
Interest Cost	22,030	15,408	1,590
Expected Return on Plan Assets	(22,443)	(14,850)	(10,988)
Net Amortization of Prior Service Cost and Transition Asset	608	742	625
Curtailments/Settlements	123	-	-
Recognized Net Actuarial Loss	2,937	2,200	3,244
Net Pension Expense	$22,894	$16,710	$15,469

The weighted-average assumptions used to determine net pension expense for the years ended April 30 were as follows:

	2008	2007	2006
Discount Rate	5.7%	5.8%	5.6%
Rate of Compensation Increase	4.6%	4.1%	3.8%
Expected Return on Plan Assets	7.6%	8.2%	8.4%

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the retirement plans with accumulated benefit obligations in excess of plan assets were $279.9 million, $256.2 million, and $195.8 million, respectively, as of April 30, 2008, and $267.3 million, $248.7 million and $170.3 million, respectively, as of April 30, 2007.

The following table sets forth the changes in and the status of the plans’ assets and benefit obligations. The unfunded plans relate primarily to a non-U.S. subsidiary, which is governed by local statutory requirements, and the domestic supplemental retirement plans for certain officers and senior management personnel.

Dollars in thousands	2008		2007
CHANGE IN PLAN ASSETS	Funded	Unfunded	Funded	Unfunded
Fair Value of Plan Assets, Beginning of Year	$273,346	$-	$154,149	$-
Actual Return on Plan Assets	1,052	-	16,727	-
Blackwell Acquisition	-	-	89,639	-
Curtailments/Settlements	(1,403)	-	-	-
Employer Contributions	57,218	2,142	6,484	1,854
Employees’ Contributions	2,891	-	1,491
Benefits Paid	(10,180)	(2,142)	(5,781)	(1,854)
Foreign Currency Rate Changes	(1,211)	-	10,637	-
Fair Value, End of Year	$321,713	$-	$273,346	$-
CHANGE IN PROJECTED BENEFIT OBLIGATION
Benefit Obligation, Beginning of Year	$(336,457)	$ (51,041)	$(190,565)	$(41,974)
Service Cost	(17,429)	(2,210)	(11,077)	(2,133)
Interest Cost	(19,095)	(2,935)	(12,957)	(2,451)
Employees’ Contributions	(2,891)	-	(1,491)	-
Amendments and Other	-	(514)	-	(1,634)
Actuarial Gain (Loss)	23,706	(252)	3,039	(2,639)
Benefits Paid	10,180	2,142	5,781	1,854
Blackwell Acquisition	-	-	(114,284)	-
Curtailments/Settlements	1,403	297
Foreign Currency Rate Changes	1,057	(3,008)	(14,903)	(2,064)
Benefit Obligation, End of Year	$(339,526)	$(57,521)	$(336,457)	$(51,041)
Funded Status	$(17,813)	$(57,521)	$(63,111)	$(51,041)
Amounts Recognized in the Statement of Financial Position:
Deferred Pension Asset	$9,920	$-	$257	$-
Current Pension Liability	-	(2,499)	-	(2,139)
Noncurrent Pension Liability	(27,733)	(55,022)	(63,369)	(48,902)
Net Amount Recognized in Statement of Financial Position	$(17,813)	$(57,521)	$(63,112)	$(51,041)
AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME CONSIST OF (before tax)
Net Actuarial Loss	$(32,340)	$(6,017)	$(36,846)	$(6,493)
Prior Service Cost	(2,373)	(1,528)	(2,808)	(1,719)
Total Accumulated Other Comprehensive Loss	$(34,713)	$(7,545)	$(39,654)	$(8,212)
(Decrease)/Increase in Accumulated other Comprehensive Income	$4,941	$667	$(14,095)	$(6,919)
WEIGHTED AVERAGE ASSUMPTIONS USED IN DETERMINING ASSETS AND LIABILITIES
Discount Rate	6.4%	6.1%	5.7%	5.6%
Rate of Compensation Increase	4.4%	4.0%	4.7%	3 8%
Accumulated Benefit Obligations	$(306,011)	$(49,600)	$(291,460)	$(44,982)

Basis for determining discount rate:

The discount rates for the United States and Canadian pension plans were based on the derivation of a single-equivalent discount rate using a standard spot rate curve and the timing of plan liabilities as of April 30, 2008. The spot rate curve used is based upon a portfolio of Moody’s-rated Aa3 (or higher) corporate bonds. The discount rates for the other international plans were based on similar published indices with durations comparable to that of each plan’s liabilities.

Basis for determining the expected asset return:

The expected long-term rates of return were estimated using market benchmarks for equities, real estate, and bonds applied to each plan’s target asset allocation. Expected returns are estimated by asset class and represent the sum of expected rates of return plus anticipated inflation. The expected long-term rates are then compared to actual historic investment performance of the plan assets as well as future expectations and evaluated through consultation with investment advisors and actuaries.

The table below represents the asset mix of the investment portfolio of the post-retirement benefit plan as of April 30:

	Percentage of Plan Assets
Asset Category	2008	2007
Equities	51%	61%
Debt Securities and Cash	46%	33%
Real Estate	3%	4%
Other	0%	2%
Total	100%	100%

The investment guidelines for the defined benefit pension plans are established based upon an evaluation of market conditions and tolerance for risk. The investment objective is to ensure that funds are available to meet the plan’s benefit obligations when they are due. The investment strategy is to prudently invest in high quality diversified securities to achieve our long-term expectation. The plans’ risk management practices provide guidance to the investment managers, including guidelines for asset concentration, credit rating and liquidity. Asset allocation favors a balanced portfolio, with a target allocation of approximately 49% equity securities, 45% fixed income securities and cash, and 6% real estate. Due to volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate between acceptable ranges.

Expected employer contributions in fiscal year 2009 to the defined benefit pension plans will be approximately $10.0 million, including $8.7 million of minimum amounts required for the Company’s international plans. From time to time, the Company may elect to make voluntary contributions to its defined benefit plans to improve their funded status.

Expected benefit payments from all plans are expected to approximate $11.8 million in fiscal year 2009, $12.6 million in fiscal year 2010, $13.6 million in fiscal year 2011, $14.3 million in fiscal year 2012, $15.6 million in fiscal year 2013, and $109.1 million for fiscal years 2014 through 2018.

The Company provides contributory life insurance and health care benefits, subject to certain dollar limitations for substantially all of its retired U.S. employees. The cost of such benefits is expensed over the years the employee renders service and is not funded in advance. The accumulated post-retirement benefit obligation recognized in the Statement of Financial Position as of April 30, 2008 and 2007 was $2.5 million and $2.1 million, respectively. Annual expenses for these plans for the fiscal years ending April 30, 2008, 2007 and 2006 were $0.3 million.

The Company has defined contribution savings plans. The Company contribution is based on employee contributions and the level of Company match. The expense for these plans amounted to approximately $6.3 million, $5.4 million, and $4.8 million in 2008, 2007, and 2006, respectively.

Note 15 – Share-Based Compensation

All equity compensation plans have been approved by security holders. Under the Key Employee Stock Plan (“the Plan”), qualified employees are eligible to receive awards that may include stock options, performance-based stock awards, and restricted stock awards. Under the Plan, a maximum number of 8,000,000 shares of Company Class A stock may be issued. As of April 30, 2008 there were 4,373,388 securities remaining available for future issuance under the Plan. The Company issues treasury shares to fund stock options and performance-based and restricted stock awards.

Stock Option Activity:

Under the terms of the Company’s stock option plan the exercise price of stock options granted may not be less than 100% of the fair market value of the stock at the date of grant. Options are exercisable over a maximum period of 10 years from the date of grant and generally vest 50% on the fourth and fifth anniversary date after the award is granted. Under certain circumstances relating to a change of control, as defined, the right to exercise options outstanding could be accelerated.

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

	For the Twelve Months Ending April 30,
	2008	2007	2006
Expected Life of Options (years)	7.7	7.8	8.0
Risk-Free Interest Rate	5.1%	5.2%	3.9%
Expected Volatility	27.3%	29.1%	27.1%
Expected Dividend Yield	0.9%	1.2%	0.9%
Per Share Fair Value of Options Granted	$18.42	$12.65	$13.61

A summary of the activity and status of the Company’s stock option plans was as follows:

	2008				2007		2006
Stock Options	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Average Intrinsic Value (in millions)	Options (in thousands)	Weighted Average Exercise Price	Options (in thousands)	Weighted Average Exercise Price
Outstanding at Beginning of Year	6,216	$27.37			6,084	$25.95	5,563	$22.77
Granted	627	$48.46			640	$33.05	1,014	$38.55
Exercised	(1,001)	$17.89			(462)	$16.30	(449)	$14.70
Expired or Forfeited	(112)	$30.45			(46)	$30.52	(44)	$28.14
Outstanding at End of Year	5,730	$31.27	5.7	$86.2	6,216	$27.37	6,084	$25.95
Exercisable at End of Year	2,657	$24.40	3.8	$57.5	2,801	$21.20	2,460	$19.09
Vested and Expected to Vest in the Future at April 30, 2008	5,668	$31.27	5.7	$85.3

The intrinsic value is the difference between the Company’s common stock price and the option exercise price. Total intrinsic value of options exercised during the twelve months ended April 30, 2008, 2007 and 2006 were $25.3 million, $10.0 million and $11.2 million, respectively. The Average Intrinsic Value in the table above represents the value to option holders on all options outstanding as of April 30, 2008.

As of April 30, 2008, there was $16.7 million of unrecognized share-based compensation expense related to stock options, which is expected to be recognized over a period up to 5 years, or 2.2 years on a weighted average basis.

The following table summarizes information about stock options outstanding and exercisable at April 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options (in thousands)	Weighted Average Remaining Term	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price
$13.75 to $14.59	99	0.4 years	$14.55	99	$14.55
$17.25 to $20.54	73	3.1 years	$19.39	73	$19.39
$20.56 to $23.40	610	2.4 years	$22.30	610	$22.30
$23.56 to $25.32	1,798	4.2 years	$24.87	1,613	$24.82
$31.89 to $38.78	2,523	7.0 years	$34.73	262	$31.89
$48.46 to $48.46	627	9.2 years	$48.46	-	-
Total	5,730	5.7 years	$31.27	2,657	$24.40

Performance-Based and Other Restricted Stock Activity:

Under the terms of the Company’s long-term incentive plans, upon the achievement of certain three-year financial performance-based targets, awards are payable in restricted shares of the Company’s Class A common stock. During each three-year period the Company adjusts compensation expense based upon its best estimate of expected performance. The restricted performance shares vest 50% on the first and second anniversary date after the award is earned.

The Company may also grant restricted shares of the Company’s Class A Common Stock to key employees in connection with their employment. The restricted shares generally vest 50% at the end of the fourth and fifth years following the date of the grant.

Under certain circumstances relating to a change of control or termination, as defined, the restrictions would lapse and shares would vest earlier.

Activity for restricted stock awards during the fiscal years ended April 30, 2008, 2007 and 2006 was as follows (shares in thousands):

	2008		2007	2006
	Restricted Shares	Weighted Average Grant Date Value	Restricted Shares	Restricted Shares

Nonvested Shares at Beginning of Year	814	$32.56	609	524
Granted	518	$43.09	372	213
Vested	(224)	$28.72	(161)	(124)
Forfeited	(12)	$38.77	(6)	(4)
Nonvested Shares at End of Year	1,096	$38.25	814	609

As of April 30, 2008, there was $20.4 million of unrecognized share-based compensation cost related to restricted stock awards, which is expected to be recognized over a period up to 5 years, or 2.7 years on a weighted average basis. Compensation expense for restricted stock awards is computed using the closing market price of the Company’s Class A Common Stock at the date of grant. Total grant date value of shares vested during the fiscal years ended April 30, 2008, 2007 and 2006 was $6.4 million, $4.1 million and $3.1 million, respectively.

Director Stock Awards:

Under the terms of the Company’s Director Stock Plan (the “Director Plan”), each non-employee director receives an annual award of Class A Common Stock equal in value to 100% of the annual director fee, based on the stock price on the date of grant. The granted shares may not be sold or transferred during the time the non-employee director remains a director. There were 7,680, 6,642 and 7,608 shares awarded under the Director Plan for the fiscal years ending April 30, 2008, 2007 and 2006, respectively.

Note 16 - Capital Stock and Changes in Capital Accounts

Each share of the Company’s Class B Common Stock is convertible into one share of Class A Common Stock. The holders of Class A stock are entitled to elect 30% of the entire Board of Directors and the holders of Class B stock are entitled to elect the remainder. On all other matters, each share of Class A stock is entitled to one tenth of one vote and each share of Class B stock is entitled to one vote.

Under the Company’s current stock repurchase program, up to four million shares of its Class A Common Stock may be purchased from time to time in the open market and through privately negotiated transactions. During fiscal year 2008, the Company repurchased 100,000 shares at an average price of $36.79 per share. As of April 30, 2008, the Company has authorization from its Board of Directors to purchase up to approximately 1,805,030 additional shares.

Note 17 - Segment Information

The Company is a global publisher of print and electronic products, providing content and services to customers worldwide. Core businesses include professional and consumer books and subscription services; scientific, technical and medical journals, encyclopedias, books, and online products and services; and educational materials for advanced placement, undergraduate, and graduate students, teachers and lifelong learners. The Company has publishing, marketing, and distribution centers in the United States, Canada, Europe, Asia, and Australia. The Company’s reportable segments are based on the management reporting structure, which is also used to evaluate performance. Other segments include the Company’s businesses in Asia, Australia and Canada.

In connection with the integration of Wiley and Blackwell, the Company realigned the reporting of certain accounts within its segment reporting as follows: Journal distribution and fulfillment costs were moved from Direct Contribution to Profit to Shared Services – Distribution and certain operation incentive compensation costs were moved from Shared Services – Other Administrative to Direct Contribution to Profit. In addition, the management responsibility and reporting of certain P/T and STM product lines were realigned as of May 1, 2007. Prior year results have been restated for comparative purposes.

Segment information is as follows (in millions):
	2008
	U.S. Segments
	P/T	STM	Higher Education	Total U.S.	European Segment	(a) Blackwell Segment	Other Segments	Eliminations & Corporate Items	Total
Revenue
External Customers	$352.3	$225.3	$135.8	$713.4	$322.6	$485.2	$152.5	$-	$1,673.7
Inter-Segment Sales	42.9	9.8	28.9	81.6	25.7	-	2.5	(109.8)	-
Total Revenue	$395.2	$235.1	$164.7	$795.0	$348.3	$485.2	$155.0	(109.8)	$1,673.7
Direct Contribution to Profit	$110.9	$114.2	$44.3	$269.4	$121.9	$170.2	$34.5	$-	$596.0

Shared Services and Admin. Costs									(373.0)
Operating Income									223.0
Interest Expense and Other, Net									(61.5)
Income Before Taxes									$161.5
Total Assets	$468.7	$100.8	$112.6	$682.1	$442.2	$1,420.1	$90.2	$(45.8)	$2,588.8
Expenditures for Other Long-Lived Assets	$37.8	$12.9	$12.9	$63.6	$19.9	$57.4	$9.0	$20.3	$170.2
Depreciation and Amortization	$22.5	$6.6	$14.9	$44.0	$19.5	$29.1	$5.3	$18.0	$115.9

	2007
	U.S. Segments
	P/T	STM	Higher Education	Total U.S.	European Segment	(a) Blackwell Segment	Other Segments	Eliminations & Corporate Items	Total
Revenue
External Customers	$349.5	$221.6	$134.9	$706.0	$292.2	$105.8	$130.6	$-	$1,234.6
Inter-Segment Sales	41.0	9.3	27.6	77.9	23.8	-	2.2	(103.9)	-
Total Revenue	$390.5	$230.9	$162.5	$783.9	$316.0	$105.8	$132.8	(103.9)	$1,234.6
Direct Contribution to Profit	$106.5	$115.2	$42.6	$264.3	$109.8	$28.9	$28.1	$-	$431.1

Shared Services and Admin. Costs									(269.8)
Operating Income									161.3
Interest Expense and Other, Net									(21.8)
Income Before Taxes									$139.5
Total Assets	$442.7	$77.7	$95.1	$615.5	$207.3	$1,485.0	$70.4	$152.9	$2,531.1
Expenditures for Other Long-Lived Assets	$38.2	$14.2	$11.3	$63.7	$22.0	$948.5	$5.6	$34.1	$1,073.9
Depreciation and Amortization	$21.6	$6.0	$13.6	$41.2	$18.2	$6.8	$4.8	$17.3	$88.3

	2006
	U.S. Segments
	P/T	STM	Higher Education	Total U.S.	European Segment	(a) Blackwell Segment	Other Segments	Eliminations & Corporate Items	Total
Revenue
External Customers	$327.9	$203.9	$126.5	$658.3	$263.4	$-	$122.2	$-	$1,043.9
Inter-Segment Sales	44.0	10.2	29.7	83.9	29.0	-	1.8	(114.7)	-
Total Revenue	$371.9	$214.1	$156.2	$742.2	$292.4	$-	$124.0	(114.7)	$1,043.9
Direct Contribution to Profit	$105.8	$108.8	$41.7	$256.3	$96.8	$-	$27.2	$-	$380.3

Shared Services and Admin. Costs									(227.6)
Operating Income									152.7
Interest Expense and Other, Net									(8.9)
Income Before Taxes									$143.8
Total Assets	$421.4	$77.3	$95.4	$594.1	$259.5	$-	$63.7	$108.7	$1,026.0
Expenditures for Other Long-Lived Assets	$35.8	$14.0	$10.0	$59.8	$17.7	$-	$6.1	$40.0	$123.6
Depreciation and Amortization	$19.2	$5.3	$15.1	$39.6	$16.5	$-	$3.9	$22.0	$82.0

(a)	In fiscal year 2007, the Company added a new segment “Blackwell” which includes the results of the Blackwell business acquired on February 2, 2007 (See Note 4).

Shared Services and Administrative Costs (in thousands):

	2008	2007	2006
Distribution	$110,834	$82,975	$70,086
Information Technology	95,185	71,799	63,836
Finance	62,596	37,989	32,242
Other Administration	104,376	77,025	61,495
Total	$372,991	$269,788	$227,659

Intersegment sales are generally made at a fixed discount from list price. Corporate assets primarily consist of cash and marketable securities, deferred tax benefits, and certain property and equipment. Export sales from the United States to unaffiliated customers amounted to approximately $95.2 million, $88.0 million, and $79.6 million in fiscal years 2008, 2007, and 2006, respectively. The pretax income for consolidated operations outside the United States was approximately $122.4 million, $58.2 million, and $51.4 million in 2008, 2007, and 2006, respectively.

Worldwide revenue for the Company’s core businesses was as follows (in thousands):

	2008	2007	2006
Professional/Trade	$468,804	$456,191	$435,934
Scientific, Technical, and Medical	978,322	563,305	404,807
Higher Education	226,608	215,145	203,191
Total	$1,673,734	$1,234,641	$1,043,932

Revenue from external customers based on the location of the customer and long-lived assets by geographic area was as follows (in thousands):

	Revenue			Long-Lived Assets
	2008	2007	2006	2008	2007	2006
United States	$856,438	$711,665	$614,969	$500,968	$491,488	$472,505
United Kingdom	131,642	94,556	72,543	1,440,538	1,456,956	69,978
Germany	91,130	66,333	61,776	149,403	142,477	137,921
Asia	209,436	111,910	101,207	2,789	2,054	1,717
Australia	76,530	51,068	44,660	13,327	10,055	8,836
Canada	68,609	51,280	46,612	5,073	4,522	4,935
Other Countries	239,949	147,829	102,165	-	1,558	-
Total	$1,673,734	$1,234,641	$1,043,932	$2,112,098	$2,109,110	$695,892

Schedule II

JOHN WILEY & SONS, INC., AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED APRIL 30, 2008, 2007, AND 2006

(Dollars in thousands)

		Additions/(Deductions)
Description	Balance at Beginning of Period	Charged to Cost & Expenses	From Acquisitions	Deductions From Reserves	Balance at End of Period
Year Ended April 30, 2008
Allowance for Sales Returns(1)	$56,148	$93,909	$-	$94,574	$55,483
Allowance for Doubtful Accounts	$11,206	$(638)	$-	$2,543(2)	$8,025
Allowance for Inventory Obsolescence	$32,244	$22,156	$-	$18,980	$35,420
Year Ended April 30, 2007
Allowance for Sales Returns(1)	$55,805	$102,293	$2,069	$104,019	$56,148
Allowance for Doubtful Accounts	$6,615	$6,421	$1,577	$3,407(2)	$11,206
Allowance for Inventory Obsolescence	$30,716	$20,555	$5,843	$24,870	$32,244
Year Ended April 30, 2006
Allowance for Sales Returns(1)	$56,661	$106,779	$1,750	$109,385	$55,805
Allowance for Doubtful Accounts	$7,280	$1,698	$241	$2,604(2)	$6,615
Allowance for Inventory Obsolescence	$24,169	$21,739	$1,700	$16,892	$30,716

(1)

Allowance for sales returns represents anticipated returns net of inventory and royalty costs. The provision is reported as a reduction of gross sales to arrive at revenue and the reserve balance is reported as a deduction of accounts receivable.

(2)	Accounts written off, less recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial
Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures: As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as such term is defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in alerting them on a timely basis to information required to be included in our submissions and filings with the SEC.

Management’s Report on Internal Control over Financial Reporting: Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule  13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of April 30, 2008.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial   statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting: Except as described below, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during fiscal year 2008.

As part of the acquisition of Blackwell Publishing we are integrating Blackwell finance functions and processes into Wiley’s processes. This integration has and will result in business process changes. We have enhanced the design and documentation of our internal control processes to ensure suitable controls over financial reporting.

Item 9B. Other Information

Information on the Audit Committee Charter is contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption “Certain Information Concerning the Board” and is incorporated herein by reference.

Information with respect to the Company’s corporate governance principles is contained in the Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption “Corporate Governance Principles” and is incorporated herein by reference.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The name, age and background of each of the directors nominated for election are contained under the caption “Election of Directors” in the Proxy Statement for our 2008 Annual Meeting of Shareholders and are incorporated herein by reference.

Information on the beneficial ownership reporting for the directors and executive officers is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Information on the audit committee financial experts is contained in the Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption “Report of the Audit Committee” and is incorporated herein by reference.

Executive Officers

Set forth below as of April 30, 2008 are the names and ages of all executive officers of the Company, the period during which they have been officers, and the offices presently held by each of them.

Name and Age	Officer Since	Present Office

Peter Booth Wiley 65	2002	Chairman of the Board since September 2002 and a Director since 1984.

William J. Pesce 57	1989	President and Chief Executive Officer and a Director since May 1998.

Ellis E. Cousens 56	2001	Executive Vice President and Chief Financial and Operations Officer, since March 2001.

Stephen A. Kippur 61	1986	Executive Vice President; and President, Professional and Trade Publishing, since July 1998.

William Arlington 59	1990	Senior Vice President, Human Resources, since June 1996.

Timothy B. King 68	1996	Senior Vice President, Planning and Development, since 1996.

Bonnie E. Lieberman 60	1990	Senior Vice President, Higher Education, since 1996.

Gary M. Rinck 56	2004	Senior Vice President, General Counsel, since March 2004 (previously Group General Counsel of Pearson PLC, from 2000, Managing Partner of the London office of Morrison & Foerster from 1995).

Stephen M. Smith 53	1995	Senior Vice President, Wiley Europe, Asia and Australia (previously Chief Operating Officer, Wiley Europe, since May 2006).

Eric A. Swanson 60	1989	Senior Vice President, Wiley-Blackwell since January 2007 (previously Senior Vice President, Scientific Technical and Medical, since 1996).

Deborah E. Wiley 62	1982	Senior Vice President, Corporate Communications, since June 1996.

Vincent Marzano 45	2007	Vice President, Treasurer, since September 2006 (previously Vice President, Treasurer of Scholastic Corporation from 2000).

Edward J. Melando 52	2002	Vice President, Corporate Controller and Chief Accounting Officer, since April 2002.

Josephine Bacchi 61	1992	Vice President and Corporate Secretary, since January 2007 (previously Corporate Secretary since 1992).

Each of the other officers listed above will serve until the next organizational meetings of the Board of Directors of the Company and until each of the respective successors are duly elected and qualified. Deborah E. Wiley is the sister of Peter Booth Wiley. There is no other family relationship among any of the aforementioned individuals.

Item 11.  Executive Compensation

Information on compensation of the directors and executive officers is contained in the Proxy Statement for the 2008 Annual Meeting of Shareholders under the captions “Directors’ Compensation” and “Executive Compensation,” respectively, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is contained in the Company's Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption "Beneficial Ownership of Directors and Management" and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

None.

Item 14.  Principal Accountant Fees and Services

Information required by this item is contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption “Report of the Audit Committee” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements and Schedules
Financial Statements and Schedules are listed in the attached index on page 10 and are filed as part of this Report.
(b)	Reports on Form 8-K
Earnings release on the third quarter fiscal 2008 results issued on Form 8-K dated March 10, 2008, which included certain condensed financial statements of the Company.
Earnings release on the fiscal year 2008 results issued on Form 8-K dated June 19, 2008, which included certain condensed financial statements of the Company.
(c)	Exhibits
2.1

Agreement and Plan of Merger dated as of August 12, 2001, among the Company, HMI Acquisition Corp. and Hungry Minds, Inc. (incorporated by reference to the Company’s Report on Form 8-K dated as of August 12, 2001).

2.2

Scheme of Arrangement dated as of November 21, 2006, among the Company, Wiley Europe Investment Holdings Limited and Blackwell Publishing (Holdings) Limited (incorporated by reference to the Company’s Report on Form 8-K dated as of November 21, 2006).

3.1	Restated Certificate of Incorporation (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 1992).
3.2	Certificate of Amendment of the Certificate of Incorporation dated October 13, 1995 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 1997).
3.3

Certificate of Amendment of the Certificate of Incorporation dated as of September 1998 (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 1998).

3.4

Certificate of Amendment of the Certificate of Incorporation dated as of September 1999 (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 1999).

3.5	By-Laws as Amended and Restated dated as of September 2007 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2008).
10.1

$300,000,000 Credit Agreement dated November 9, 2005. Form 10Q for the quarterly period ended October 31, 2005 (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2005).

10.2

Credit Agreement dated as of February 2, 2007, among the Company and Bank of America, N.A., as Administrative Agent and Swing Line Lender and the Other Lenders Party Hereto (incorporated by reference to the Company’s Report on Form 8-K dated as of February 8, 2007).

10.3

Agreement of the Lease dated as of June 7, 2006 between One Wiley Drive, LLC, an independent third party, as landlord and John Wiley and Sons, Inc., as Tenant (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2006).

10.4

Agreement of Lease dated as of August 4, 2000, between, Block A South Waterfront Development L.L.C., as Landlord, and the Company, as Tenant (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2000).

10.5

Summary of Lease Agreement dated as of March 4, 2005, between, Investa Properties Limited L.L.C. as Landlord, and the Company, as Tenant (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2005).

10.6	Director Stock Plan (incorporated by reference to the Company’s Definitive Proxy Statement date August, 2004).

10.7	Executive Annual Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement dated August 5, 2004).
10.8	2004 Key Employee Stock Plan (incorporated by reference to the Company’s Definitive Proxy Statement dated August 5, 2004).
10.9	Senior executive employment Agreement to Arbitrate dated as of April 29, 2003 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2003).
10.10	Senior executive Non-competition and Non-disclosure Agreement dated as of April 29, 2003 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2003).
10.12	2005 Supplemental Executive Retirement Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2008).
10.13	Form of the Fiscal Year 2009 Qualified Executive Long Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2008).
10.14	Form of the Fiscal Year 2009 Qualified Executive Annual Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2008).
10.15	Form of the Fiscal Year 2009 Executive Annual Strategic Milestones Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2008).
10.16	Form of the Fiscal Year 2008 Qualified Executive Long Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2007).
10.17	Form of the Fiscal Year 2008 Qualified Executive Annual Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2007).
10.18	Form of the Fiscal Year 2008 Executive Annual Strategic Milestones Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2007).
10.19	Form of the Fiscal Year 2007 Qualified Executive Long Term Incentive Plan (incorporated by reference to the Company’s first quarter fiscal year 2007 report on Form 10-Q).
10.20	Form of the Fiscal Year 2007 Qualified Executive Annual Incentive Plan (incorporated by reference to the Company’s first quarter fiscal year 2007 report on Form 10-Q).
10.21	Form of the Fiscal Year 2007 Executive Annual Strategic Milestones Incentive Plan (incorporated by reference to the Company’s first quarter fiscal year 2007 report on Form 10-Q).
10.22

Senior executive Employment Agreement dated as of March 1, 2003, between William J. Pesce and the Company (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2003).

10.23

Senior executive Employment Agreement dated as of March 1, 2003, between Stephen A. Kippur and the Company (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2003).

10.24

Senior executive Employment Agreement dated as of March 1, 2003, between Ellis E. Cousens and the Company (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2003).

10.25

Senior executive Employment Agreement letter dated as of March 1, 2003, between Eric A Swanson and the Company (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2008).

10.26

Senior executive Employment Agreement letter dated as of March 1, 2003, between Bonnie E. Lieberman and the Company (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2008).

10.27	Deferred Compensation Plan dated as of March 1, 1995 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2008).
10.28	Deferred Compensation Plan for Directors’ 2005 & After Compensation (incorporated by reference to the report on Form 8-K, filed December 21, 2005).

21*	List of Subsidiaries of the Company
23*	Consent of KPMG LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN WILEY & SONS, INC.
(Company)

By:	/s/ William J. Pesce
William J. Pesce
President and Chief Executive Officer

By:	/s/ Ellis E. Cousens
Ellis E. Cousens
Executive Vice President and
Chief Financial and Operations Officer

By:	/s/ Edward J. Melando
Edward J. Melando
Vice President, Controller and
Chief Accounting Officer

Dated: June 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons constituting directors of the Company on June 25, 2008.

/s/ Warren J. Baker	/s/ Eduardo R. Menascé
Warren J. Baker	Eduardo R. Menascé

/s/ Richard M. Hochhauser	/s/ William J. Pesce
Richard M. Hochhauser	William J. Pesce

/s/ Kim Jones	/s/ William B. Plummer
Kim Jones	William B. Plummer

/s/ Mathew S. Kissner	/s/ Bradford Wiley II
Mathew S. Kissner	Bradford Wiley II

/s/ Raymond McDaniel, Jr.	/s/ Peter Booth Wiley
Raymond McDaniel, Jr.	Peter Booth Wiley

Exhibit 10.12

                               JOHN WILEY & SONS, INC.

2005 SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

RECITALS

The Board of Directors of John Wiley & Sons, Inc. in 1983 adopted a Supplemental Executive Retirement Program, (the “Plan”). The principal purpose of the Plan is to ensure the payment of a competitive level of retirement income and death benefits in order to attract, retain and motivate selected executives of the Company and its affiliated companies. The Plan was amended from time to time, and renamed in 1989, the “1989 Supplemental Executive Retirement Plan”. At a meeting on March 9, 2005, the Board of Directors amended the Plan by freezing participation under the provisions of the 1989 Supplemental Executive Retirement Plan and establishing effective as of April 1, 2005, a new Supplemental Executive Retirement Program entitled the 2005 Supplement Executive Retirement Plan (‘2005 SERP’) for newly eligible executives and certain eligible executives employed by John Wiley & Sons, Inc. on March 31, 2005 who wish to waive their right to any benefits payable under the provisions of the 1989 SERP in consideration of accruing a benefit for all service with John Wiley & Sons, Inc. under the provisions of the 2005 SERP.

Thus, effective as of April 1, 2005, the John Wiley & Sons, Inc. Supplemental Executive Retirement Plan was amended to consist of two parts; Part A - containing the provisions of the 1989 Supplemental Executive Retirement Plan and Part B - continuing the provisions of the 2005 Supplemental executive Retirement Plan.

It is the intent of the Company and the plan administrator to operate the 2005 SERP in accordance with the provisions of Section 409A of the Internal Revenue Code (“Code”) as enacted by the American Jobs Creation Act of 2004, in all respects, including but not limited to its transition rules applicable to distribution payment elections by eligible executives in 2005 and 2006. To the extent that the provisions of Code Section 409A and its transition rules are further clarified or modified by the U.S. Treasury Department and/or Internal Revenue Service, any actions taken under the 2005 SERP in 2005 and 2006 shall be adjusted to the extent necessary to be in compliance with Code Section 409A and U.S. Treasury and IRS pronouncements related thereto.

SECTION 1

Definitions

1.1 “Affiliate” means any corporation or other organization controlling, controlled by or under common control with the Company.

1.2 “Average Highest Compensation” means a Participant's average annual Compensation during the final 36 months of his employment with the Company or an Affiliate or, if higher, the three consecutive calendar years in which his average Compensation was highest (or if he is employed for less than 36 months, the average annual Compensation during the period of his employment). For purposes of this definition the term “Compensation” means “Compensation” as defined in the Wiley Basic Plan, except that 100% instead of 50% of any bonuses, incentive pay and overtime pay shall be included for all years and “Compensation” shall not be limited by the provisions of Section 401(a)(17) of the Code. Notwithstanding the foregoing provisions of this Section 1.2, Compensation for purposes of the 2005 SERP shall not include any amounts paid pursuant to an incentive plan which relates to a period of more than 12 months or any amounts paid pursuant to any plan, arrangement or agreement which expressly excludes such amounts for purposes of the 2005 SERP.

1.3 “Beneficiary” means the person or persons designated by the Participant to receive the Pre-Retirement Survivor Benefit or other benefits under the 2005 SERP in the event of the Participant's death. In the event there is no effective designation of a Beneficiary in effect on the Participant’s death, (i) then payments under Section 3.3 shall be made to the Participant’s spouse or, (ii) if no spouse survives, then no payments under Section 3.3 shall be made. If the Participant has not designated prior to his death a contingent Beneficiary, any Beneficiary may in turn designate a Beneficiary to receive any remaining payments in the event of the first Beneficiary's death. A Participant may, from time to time, revoke or change his Beneficiary designation without the consent of any prior Beneficiary by filing a new designation with the Committee. The last such designation received by the Committee shall be controlling; provided, however, that no designation, or change or revocation thereof, shall be effective unless received by the Committee prior to the Participant’s death or the Participant’s Benefit Commencement Date, if earlier, and in no event shall it be effective as of a date prior to such receipt.

1.4 “Benefit Commencement Date” means, unless the Plan expressly provides otherwise, the first day of the first period for which an amount is due as an annuity or any other form.

1.5 “Board” means the Board of Directors of John Wiley & Sons, Inc.

1.6 “Code” means the Internal Revenue Code of 1986, as amended from time to time.

1.7 “Committee” means the Compensation Committee of the Board.

1.8 “Company” means John Wiley & Sons, Inc., a New York corporation, and any successor thereto, or with respect to any Participant who is employed by an Affiliate, such Affiliate.

1.9 “Effective Date” means April 1, 2005.

1.10 “Normal Retirement Age” means the date the Participant attains age 65 or completes at least five Years of Service, if later.

1.11 “Normal Retirement Date” means the first day of the calendar month coinciding with or next following the Participant’s Normal Retirement Age.

1.12 “Other Retirement Income” means annual income payable to a Participant from the following sources:

(a) the nonqualified unfunded supplemental plan of the Company adopted by the Board which pays pension benefits which supplement the benefits payable under the Wiley Basic Plan, and

(b) any other contract, agreement or other arrangement with the Company or an Affiliate (excluding the John Wiley & Sons, Inc. Employees’ Savings Plan and the Deferred Compensation Plan of John Wiley & Sons, Inc.) to the extent it provides retirement or pension benefits. Where an election is available which would decrease the amount of the annual income payable from such sources, such election shall be disregarded for purposes of this definition, and

(c) to the extent determined by the Committee, the portion of the annual amount of pension, if any, which is or would be payable to the Participant from another employer sponsored plan, as set forth in the Company’s records attributable to service which is recognized as Years of Service for purposes of Section 3.1, and adjusted if necessary as provided in Section 1.19.

If a benefit described in this Section 1.12 is payable in a form other than a single life annuity commencing on the Participant’s Normal Retirement Date or the first day of the month coincident with or next following his date of termination, if later, such benefit shall be converted to a single life annuity on such date of Equivalent Actuarial value (as defined in Item 1 of Appendix A of the Wiley Basic Plan).

1.13 “Participant” means an executive employee of the Company or an Affiliate listed on Schedule A hereto who becomes a Participant in the 2005 SERP pursuant to Section 2.

1.14 “Plan” means the Supplemental Executive Retirement Plan, as amended from time to time, which shall consist of Part A - the 1989 SERP and Part B - the 2005 SERP. The “1989 SERP” means the 1989 Supplemental Executive Retirement Plan as set forth in Part A of the Plan.

1.15 “Retirement" means the termination of a Participant's employment with the Company or all Affiliates after reaching age 55 and completing five Years of Service.

1.16 “2005 SERP” means the 2005 Supplemental Executive Retirement Plan, as set forth in this Part B of the Plan.

1.17 “Wiley Basic Plan” means the Employees’ Retirement Plan of John Wiley & Sons, Inc., as the same may be hereafter amended from time to time.

1.18 “Wiley Basic Plan Benefit" means the annual pension determined as of the Participant’s date of termination of employment with the Company and all its Affiliates which would be payable pursuant to the provisions of the Wiley Basic Plan to a Participant, regardless of any elections with regard to the form of payment of the benefit made by the Participant or his beneficiary under the Wiley Basic Plan, assuming such pension commenced on the later of the Participant’s Normal Retirement Date or the first day of the month coincident with or next following his date of termination.

1.19 “Years of Service” means a Participant's Benefit Service as defined in the Wiley Basic Plan under Section 3.02 of such Plan. However, in the case of an acquired company, the Participant's service with that company prior to the date of acquisition will not be counted unless such service is recognized for purposes of (i) Benefit Service under the Wiley Basic Plan or (ii) benefit accruals under any other nonqualified supplemental plan maintained by the Company. In addition to the foregoing, a Participant may, subject to the approval of the Committee, be granted additional Years of Service for purpose of determining the amount of benefits under the 2005 SERP.

1.20 The masculine gender, where appearing herein, will be deemed to include the feminine gender, and the singular may include the plural, unless the context clearly indicates to the contrary.

SECTION 2

Eligibility and Participation

2.1(a) Each executive of the Company or an Affiliate who was an active participant in the 1989 SERP on March 31, 2005 and who as of April 1, 2005 is not (i) a member of the Board or (ii) a 5% owner of the Company (as defined in Code Section 416) or (iii) within two years of attaining age 65, shall become a Participant under the 2005 SERP as of the Effective Date subject to the Participant executing a waiver agreement in such form and within the time period as the Committee may direct with respect to any benefit such executive may had accrued under the 1989 SERP.

(b) Any other executive of the Company or an Affiliate designated by the Committee as a Participant shall become a Participant under the 2005 SERP as of the effective date of such designation subject to the Participant executing a letter of agreement in such form as the Committee may direct.

(c) Notwithstanding any Plan provision to the contrary, an executive of the Company or an Affiliate who is accruing benefits (or currently has an accrued benefit) under the 1989 SERP is not eligible to participate in the 2005 SERP.

2.2 Participation under the Plan shall terminate on the date the Participant ceases to be employed by the Company and all its Affiliates or ceases to accrue Years of Service under the provisions of Section 1.19, unless at that time the Participant is entitled to a benefit under Section 3.

SECTION 3

Benefits

3.1 Post Retirement Income Benefit.

(a) There shall be paid to each Participant who retires on or after the date he attains age 65 (or completes five Years of Service, whichever occurs later), in the form of a life annuity for the life of a Participant, a Post Retirement Income Benefit commencing as of the Participant’s Normal Retirement Date or date of Retirement, if later. The annual amount of such Post Retirement Benefit Income shall be equal to:

(i) two percent of the Participant’s Average Highest Compensation multiplied by the number of his Years of Service up to 20 years,

plus

(ii) one percent to the Participant’s Average Highest Compensation multiplied by the number of his Years of Service up to 35 years minus his Years of Service recognized in (i) above;

minus

(iii) the sum of the Participant’s Wiley Basic Plan Benefit as applicable, and the Participant’s Other Retirement Income.

(b) Notwithstanding foregoing, the amount of the Participant’s Post Retirement Income Benefit payable for the Participant’s life under this Section 3.1 shall never be less than the greater of the Additional Benefit or Primary Benefit the Participant would have received under the provisions of the 1989 SERP as in effect on December 31, 2004 determined as if the Participant had terminated employment on December 31, 2004 and commenced payment as of his Normal Retirement Date, or date of Retirement, if later, converted to a single life annuity on such date of Equivalent Actuarial value (as defined in Item 1 of Appendix A of the Wiley Basic Plan).

(c) Subject to the provisions of Section 409A of the Code and Section 3.6, the first payment under this Section 3.1 shall be made within 60 days of the Participant’s Normal Retirement Date or the first day of the month coincident with or next following his date of Retirement, if later.

3.2 Early Retirement

(a) A Participant who has not reached age 65 but who has attained age 55 and completed at least five Years of Service may terminate employment with the Company and all Affiliates and receive an Early Retirement Income Benefit commencing as of the first day of the month following his Retirement. Such Early Retirement Income Benefit shall be equal to (i) the amount determined under Section 3.1(a)(i) and (ii) on the basis of his Average Highest Compensation and Years of Service as of his date of Retirement reduced by 1/12 of 4 percent of itself for each month by which payment commences before the Participant’s Normal Retirement Date, provided however that such reduction shall not apply if the Participant has attained 62 years of age and completed twenty Years of Service, minus (ii) the sum of the Participant’s Wiley Basic Plan Benefit, as applicable, and the Participant’s Other Retirement Income. For this purpose, the Participant's Wiley Basic Plan Benefit and the Participant’s Other Retirement Income shall be computed by substituting the annual amount that would be payable to the Participant commencing as of the first day of the month coincident with or next following the date of his Retirement in the form of a single life annuity under the Wiley Basic Plan or under any plan, contract, agreement or, arrangement referred to in Section 1.12 hereof in place of the Participant's Wiley Basic Plan Benefit and Other Retirement Income.

(b) Notwithstanding the foregoing, the amount of the Participant’s Early Retirement Income Benefit payable for the Participant’s life under this Section 3.2 shall never be less than the greater of the Additional Benefit or Primary Benefit the Participant would have received under the provisions of the 1989 SERP as in effect on December 31, 2004 determined as if the Participant had terminated employment on December 31, 2004 and commenced payment as of the first day of the month coincident with or next following the Participant’s date of Retirement, converted to single life annuity on such date of Equivalent Actuarial value (as defined in Item 1 of Appendix A of the Wiley Basic Plan).

(c) Such Participant may elect in accordance with the provisions of Section 409A of the Code and regulations thereunder to have his Early Retirement Income Benefit payments commence on a later date but not later than his Normal Retirement Date. Subject to the provisions of Section 409A of the Code and Section 3.6, payments under this Section 3.2 shall begin within 60 days of the Participant’s date of Retirement, or such later date as elected by the Participant.

3.3 Pre-Retirement Survivor Benefit

(a) If a Participant dies prior to his Benefit Commencement Date, a Pre-Retirement Survivor Benefit shall be paid to his surviving spouse as hereinafter provided. The annual amount of such Pre-Retirement Survivor Benefit shall be equal to 50% of the amount determined under Section 3.1 as of the Participant’s date of death or date of termination of employment with the Company and all Affiliates, if earlier, and shall be paid for the life of the spouse commencing no later than 60 days following the Participant’s death.

(b) Notwithstanding the foregoing, if a Participant who was an active participant in the 1989 SERP on December 31, 2004, dies (i) while employed by the Company or an Affiliate or, (ii) after termination of employment with the Company and all Affiliates but prior to the first of the month coincident with or next following such date of termination of employment, and as of his date of death has no surviving spouse, there shall be paid to the named Beneficiary of such Participant, a Pre-Retirement Survivor Benefit equal to one-half of the Participant's Additional Benefit or Primary Benefit, whichever is greater, that would have been payable under the provisions of the 1989 SERP had the Participant remained an active participant in the 1989 SERP through his date of death or the date he ceases to accrue Years of Service, if earlier. For this purpose, the Participant's Additional Benefit under the 1989 SERP shall be computed by substituting the annual amount payable to the Participant's beneficiary under the Wiley Basic Plan or under any plan, contract, agreement or, arrangement referred to in Section 1.12 hereof in place of the Participant's Wiley Basic Plan Benefit and Other Retirement Income. Such Benefit shall consist of ten annual installments, commencing within 60 days after the death of the Participant.

3.4 Termination of Employment Subject to the provisions of Sections 6 and 7, in the event a Participant’s employment with the Company and all its Affiliates is terminated prior to his Normal Retirement Age other than on account of death or disability and such Participant does not qualify for Early Retirement as provided in Section 3.2 hereof, then the Participant shall be entitled to a Termination Benefit, commencing on the first day of the month following the Participant’s attainment of age 55 or date of termination, if later. Such Termination Benefit shall be equal to the amount determined under Section 3.1 on the basis of his Average Highest Compensation and Years of Service as of such date of termination reduced by 1/12 of 4 percent of itself for each month by which payment commences before the Participant’s Normal Retirement Date. A Participant may elect in accordance with the provisions of Section 409A of the Code and the regulations thereunder to have his Termination Benefit payments commence at a later date but not later than his Normal Retirement Date. Subject to the provisions of Section 409A of the Code and Section 3.6, payment under this Section 3.4 shall begin within 60 days of the date the Participant’s attains age 55, or such later date as elected by the Participant.

3.5 Form of Payment

(a) Unless a Participant has made a valid election under paragraph (b) below of an optional form of payment, benefits payable to a Participant under Section 3.1, 3.2 or 3.4 shall be paid in the form of a single life annuity for the life of the Participant.

(b) Subject to paragraph (d) below, a Participant may elect to convert the benefit otherwise payable to him under the provisions of this Section 3 into an optional benefit of Equivalent Actuarial value as provided in one of the options set forth below:

Option 1.	A modified benefit payable during the Participant’s life and after his death payable during the life of, and to, the Beneficiary named by him when he elected the option.
Option 2.

A modified benefit payable during the Participant’s life and after his death payable at one half the rate of his modified benefit during the life of, and to, the Beneficiary named by him when he elected the option.

Option 3.

Either Option 1 or Option 2, provided that in the event the Beneficiary named by the Participant at the time he elected the form of payment predeceases the Participant, the annual benefit payable to the Participant after the Beneficiary’s death shall equal the Benefit that would have been payable pursuant to Section 3.5(a).

(c) Such Equivalent Actuarial value shall be defined as set forth in Item I of Appendix A of the Wiley Basic Plan.

(d) Notwithstanding the foregoing, subject to the provisions of Section 409A of the Code, a Participant’s election to receive his benefit payable under Section 3.1, 3.2 or 3.4 in an optional form as described in paragraph (b) above shall be effective as of the Participant’s Benefit Commencement Date, provided that the Participant makes and submits to the Committee his election of such optional form prior to his Benefit Commencement Date. A Participant who fails to elect an optional form of benefit payment in a timely manner shall receive his benefit in accordance with paragraph (a) of this Section 3.5.

3.6	Timing of Payment for “Specified Employees”

Notwithstanding any provision of the 2005 SERP to the contrary, the actual payment of a benefit due under the provisions of this 2005 SERP to a Participant who is classified as a “Specified Employee”, under procedures adopted by the Committee in accordance with the regulations issued under Section 409A of the Code, on account of such Participant’s termination of employment with the Company and its Affiliates (for reasons other than death or disability) shall not commence prior to the first day of the seventh month following the Participant’s termination of employment. Any payment to the Participant which he would have otherwise received under Section 3.1, 3.2, or 3.4, or Section 6, during the six-month period immediately following such Participant’s termination of employment shall be accumulated, with interest, at the rate determined by the Committee from time to time, and paid within 60 days of the first day of the seventh month following the Participant’s termination of employment.

SECTION 4

Committee

4.1 The Committee shall have the exclusive responsibility and complete discretionary authority to interpret the 2005 SERP, to adopt, amend, and rescind rules and regulations for the administration of the 2005 SERP, and generally to operate, manage and administer the 2005 SERP and to make all determinations in connection with the 2005 SERP as may be necessary or advisable. All such actions of the Committee shall be conclusive and binding upon all Participants and Beneficiaries. The Committee may employ and rely on such legal counsel, actuaries, accountants and agents as it may deem advisable to assist in the administration of the Plan

4.2 To the extent permitted by law, all agents and representatives of the Committee shall be indemnified by the Company and held harmless against any claims and the expenses of defending against such claims, resulting from any action or conduct relating to the administration of the Plan, except claims arising from gross negligence, willful neglect or willful misconduct.

SECTION 5

Termination; Amendment

5.1 The 2005 SERP may not be terminated or suspended or modified or amended in any manner which adversely affects any Participant at any time after a Change of Control (as defined in Section 6.2) shall have occurred. Subject to the foregoing provisions of this Section 5.1, the Board may, in its sole discretion, terminate, suspend or amend the 2005 SERP at any time or from time to time, in whole or in part.

However, no termination, suspension or amendment of the 2005 SERP may adversely affect a Participant's accrued benefit under the 2005 SERP, or adversely affect a retired Participant's right or the right of a Beneficiary to receive or to continue to receive a benefit in accordance with the 2005 SERP as in effect on the date immediately preceding the date of such termination, suspension or amendment. In the event of such suspension or termination, the Company shall continue to maintain the Plan until all benefits under the 2005 SERP are distributed in accordance with the Participant’s elections and the provisions of Section 409A of the Code.

5.2 Nothing contained herein will confer upon any Participant the right to be retained in the service of the Company or any Affiliate, nor will it interfere with the right of the Company or any Affiliate to discharge or otherwise deal with Participants without regard to the existence of 2005 SERP.

5.3 The Company may fund its obligations under the 2005 SERP by purchasing certain insurance policies on the lives of the Participants. In the event the Company does fund its obligation under the 2005 SERP it shall have no obligation to continue to do so in the future or to continue any such policies in effect. No Participant or Beneficiary shall have any interest whatsoever in any such policies, which shall be the sole property of the Company. Participants and their Beneficiaries shall look solely to the general credit of the Company for payment of benefits under the 2005 SERP. The Company reserves the right to establish one or more trusts to provide alternative sources of benefit payments under the 2005 SERP. The existence of any such trust or trusts shall not relieve the Company of any liability to make benefit payments under the 2005 SERP, but to the extent any benefit payments are made from any such trust, such payment shall be in satisfaction of and shall reduce the Company's liabilities under this 2005 SERP.

SECTION 6

Change of Control

6.1 In the event there is a Change of Control as hereinafter defined and, following such Change of Control (a) the Participant’s employment is terminated by the Company except for “Cause”, or (b) the Participant terminates his employment for “Good Reason” as those terms are hereinafter defined, then notwithstanding any other provisions (other than Section 3.6) of the 2005 SERP to the contrary and in lieu of any other benefit to which the Participant may be entitled under the 2005 SERP, the Participant shall be entitled, to a lump sum payment, payable, subject to the provisions of Section 3.6, within 60 days after such termination of employment equal to the then present value of the Post Retirement Income Benefit to which the Participant would have been entitled on the date of such termination of employment and, in the case of a Participant who has not yet reached his Normal Retirement Age, unreduced for commencement prior to the Participant’s Normal Retirement Date.

In determining the Post Retirement Income Benefit for purposes of the preceding sentence, the Wiley Basic Plan Benefit shall be deemed to be the annual benefit to which the Participant will be or is entitled at age 55 or the date of such termination of employment, whichever is later. The present value of such payments shall be determined by multiplying such Post Retirement Income Benefit, as determined pursuant to this Section 6.1, by the "Present Value Factor” as hereinafter defined.

6.2 A “Change of Control” shall be deemed to have occurred if:

(a) any Person (as hereinafter defined) becomes the beneficial owner (as defined in Rule13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), directly or indirectly, of 25% or more of the Company’s then outstanding shares of Class B Common Stock (and such Person did not have such 25% or more beneficial ownership on January 1, 1989) and the number of shares of Class B Common Stock so owned is equal to or greater than the number of shares of Class B Common Stock then owned by any other Person; or

(b) any Person becomes the beneficial owner, directly or indirectly, of 33-1/3% or more of the Voting Power (as hereinafter defined) of the Company then outstanding (and such person did not have such 33-1/3% or more beneficial ownership on January 1, 1989) and the Voting Power so owned is equal to or greater than the Voting Power then owned by any other Person; or

(c) individuals who constituted the Board on January 1, 1991 (the “Incumbent Board”) cease for any reason to constitute at least 64% of the full Board, provided that any person becoming a director subsequent to such date whose election or nomination for election by the Company’s shareholders was approved by either (i) a vote of at least 64% of the directors comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director, without objection to such nomination) or (ii) any Person who was the beneficial owner, directly or indirectly, of 25% or more of the Company’s then outstanding shares of Class B Common Stock on January 1, 1989, shall, for purposes of this clause (c), be considered as though such person were a member of the Incumbent Board; or

(d) upon the consummation of any transaction or series of transactions under which the Company is merged or consolidated with any other company, other than a merger or consolidation which would result in the shareholders of the Company immediately prior thereto continuing to own (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company, the acquiring entity or such surviving entity outstanding immediately after such merger or consolidation in substantially the same proportion such shareholders held the voting securities of the Company immediately prior to the merger or consolidation; or

(e) the complete liquidation of the Company other than a liquidation of the Company into a wholly-owned subsidiary or the sale or disposition by the Company of all or substantially all of the Company’s assets other than to a wholly-owned subsidiary or subsidiaries.

6.3 For purposes of Section 6.2:

(a) “Person” shall mean and include any individual, corporation, partnership, group, association or other “person”, as such term is used in Section 14(d) of the Exchange Act, other than the Company, an affiliate of the Company, any employee stock ownership plan, or other employee benefit plan(s) sponsored or maintained by the Company or any affiliate, except that for purposes of clauses (a) and (b) of Section 6.2, a Person shall not be deemed to be a new or different Person by reason of a change or changes in the composition of the “persons” constituting a Person unless a majority of the Incumbent Board (at a meeting of the directors or by written action signed by such majority) determines that a change of control has occurred.

(b) “Class B Common Stock” shall mean the Class B Common Stock and any other common stock of the Company into or for which such Class B Common Stock is changed, converted or exchanged.

(c) “Voting Power” for the purposes of clause (b) of Section 6.2 shall mean the power or right to vote the Company’s common stock and any other shares of capital stock of the Company entitled to vote generally in the election of directors or entitled generally to vote together with the common stock in respect of a merger, consolidation, sale of all or substantially all of the Company’s assets, liquidation, dissolution or winding up upon which holders of common stock are entitled to vote.

6.4 Cause Termination of a Participant's employment by the Company for "Cause" shall mean termination upon (a) the willful and continued failure by the Participant substantially to perform his duties with the Company to the best of his ability (other than any such failure resulting from his incapacity due to physical or mental illness), after a demand for such performance is delivered to the Participant by the Chairman of the Board or President of the Company which specifically identifies the manner in which such executive believes that the Participant has not substantially performed his duties to the best of his ability, or (b) the willful engaging by the Participant in illegal misconduct materially and demonstrably injurious to the Company. For purposes of this Section, no act, or failure to act, on the Participant's part shall be considered "willful" unless done, or omitted to be done, by the Participant not in good faith and without reasonable belief that his action or omission was lawful and in the best interest of the Company. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or based upon the advice of counsel for the Company shall be conclusively presumed to be lawful and done, or omitted to be done, by the Participant in good faith and in the best interest of the Company.  Notwithstanding the foregoing, the Participant shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to the Participant a Notice of Termination containing or attached thereto a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board at a meeting of the Board called and held for the purpose (after reasonable notice to the Participant and an opportunity for the Participant, together with his counsel, to be heard before the Board), finding that in the good faith opinion of the Board the Participant was guilty of conduct set forth above in clauses (a) and (b) in this section and specifying the particulars thereof in detail.

6.5 Good Reason "Good Reason" for a Participant to terminate his employment shall mean:

(a) an adverse change in the Participant's status or position(s) as an executive of the Company as in effect immediately prior to the Change of Control, including, without limitation, any adverse change in his status or position as a result of a material diminution in his duties or responsibilities or a material change in his business location or the assignment to him of any duties or responsibilities which are inconsistent with such status or position, or any removal of the Participant from or any failure to reappoint or reelect him to any office or position previously held;

(b) a reduction by the Company in Participant's base salary as in effect immediately prior to the Change in Control or in the number of vacation days to which Participant is then entitled under the Company's normal vacation policy as in effect immediately prior to the Change in Control;

(c) the taking of any action by the Company (including the elimination of a plan without providing substitutes therefore or the reduction of Participant's awards thereunder) that would substantially diminish the aggregate projected value of the Participant's awards under the Company's incentive, bonus, stock option or restricted stock plans in which the Participant was participating at the time of a Change of Control of the Company;

(d) the taking of any action by the Company that would substantially diminish the aggregate value of the benefits provided the Participant under the Company's medical, health, accident, disability, life insurance, thrift or retirement plans in which the Participant was participating at the time of a Change of Control of the Company; or

(e) substantial and continuing harassment of the Participant by other Company personnel, including but not limited to verbal abuse, insulting or demeaning verbal and written communications, and orders or directions which are clearly inappropriate to Participant's executive status, provided the Participant gives the Company written notice of such harassment in reasonable detail and the Company fails to promptly take corrective action to stop such harassment.

6.6 The “Present Value Factor” is the factor which when applied to an annual payment, would represent the equivalent actuarial value to receive such amount annually for life when computed on the basis of the IRS Mortality Table and the IRS Interest Rate. The “IRS Mortality Table” shall mean the mortality table prescribed by the Secretary of Treasury under Section 417(e)(3)(A)(ii)(I) of the Code as in effect on the date the Participant’s termination of employment occurs. The “IRS Interest Rate” is the annual rate of interest on 30 year Treasury Securities as published by the Commissioner of Internal Revenue in the calendar month preceding the month in which the Participant’s termination of employment occurs.

6.7 Notice of Termination Any termination by the Company pursuant to Section 6.4 above or by the Participant pursuant to Section 6.5 above shall be communicated by written Notice of Termination to the Participant or the Company, as the case may be. For purposes of the 2005 SERP, a "Notice of Termination" shall mean a notice specifying the termination provision in the 2005 SERP relied upon and setting forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Participant's employment under the provision so specified except as otherwise provided in Section 3.6.

6.8 In the event the amount which a Participant is entitled to receive pursuant to Section 6.1 is not paid in full to the Participant within 60 days after termination of his employment, or, if later, in accordance with the provisions set forth in Section 3.6, then the Participant shall also be entitled to recover from the Company reasonable legal expenses and disbursements incurred in establishing his right to and collecting such amount.

6.9 The provisions of this Section 6 shall not apply to any Participant who would be deemed an individual described in Section 422A(b)(6) of the Internal Revenue Code of 1986, as presently in effect (relating to an individual who, directly and by attribution, is deemed to own more than 10% of the voting power of a corporation).

SECTION 7

Disability

7.1 In the event a Participant ceases to be actively employed by the Company or an Affiliate on account of Disability, as that term is hereinafter defined, prior to his Normal Retirement Date, then notwithstanding any other provision of the 2005 SERP to the contrary and in lieu of any other benefit to which the Participant may be entitled under the 2005 SERP, the Participant shall be entitled to a lump sum payment, payable within 60 days after the Committee’s determination regarding such disability is finalized, equal to the then present value of the Post Retirement Income Benefit determined under Section 3.1 on the basis of the Participant’s Average Highest Compensation and Years of Service as of his Disability Date (as that term is herein defined), unreduced for commencement prior to the Participant’s Normal Retirement Date.

The present value of such payments shall be determined by multiplying such Post Retirement Income Benefit, as determined pursuant to this Section 7.1 by the Present Value Factor as defined below.

The “Present Value Factor” solely for purposes of this Section 7.1 is the factor which when applied to an annual payment, would represent the equivalent actuarial value to receive such amount annually for life when computed on the basis of the IRS Mortality Table and the IRS Interest Rate. The “IRS MortalityTable” shall mean the mortality table prescribed by the Secretary of Treasury under Section 417(e)(3)(A)(ii)(I) of the Code as in effect on the Participant’s date of Disability. The “IRS Interest Rate” is the annual applicableinterest rate as defined under Section 417(e)(3)(A)(ii)(II) of the Code as in effect in the calendar month preceding the month in which the Participant’s Disability Date occurs.

For purposes of this Section, Disability means, (i) a physical or mental condition which, in the judgment of the Committee, based on medical reports and other evidence satisfactory to the Committee, will prevent the Participant from engaging in any substantial gainful activity by reason of any medically determined physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of not less than 12-months or, (ii) the Participant is determined to be totally disabled by the Social Security Administration. The Participant’s Disability Date shall be the date determined by the Committee on a basis uniformly applicable to all persons similarly situated.

In the event, such Participant ceases to satisfy the definition of Disability prior to his Normal Retirement Date and he is not restored to service with the Company or an Affiliate, he will be entitled to retire with an early Retirement Benefit under Section 3.2 or a Termination Benefit under Section 3.4, whichever is applicable, as of the first day of the month coincident with or next following such discontinuance of Disability determined on the basis of Average Highest Compensation of his Disability Date and his Years of Service at the date of discontinuance of Disability.

SECTION 8

Non-Competition/Nonsolicitation

8.1 Notwithstanding any other provision of the 2005 SERP except for the provisions of Section 8.2, to the contrary, no payments or further payments will be made under the 2005 SERP to a Participant or to his Beneficiary if, (a) the Participant, directly or indirectly, during the 24-month period after termination of his employment, is employed by, renders services to or participates in the management, operation or control of, or serves as advisor or consultant to any business enterprise which is engaged in any type of business activity conducted by the Company or any of its subsidiaries at the time of such termination of employment and which enterprise is in direct and substantial competition with the Company or any such subsidiary, or (b) during the period of Participant’s employment at the Company and its Affiliates and for twelve months following the termination of his employment, the Participant does not, either on his own behalf or on behalf of any other person or entity, directly or indirectly, (i) solicit any person or entity that is a customer of the Company or its Affiliates, or has been a customer of the Company or its Affiliates during the prior twelve (12) months, to purchase any products or services the Wiley Companies provides to the customer, or (ii) interfere with any of the Company or its Affiliates business relationships.

8.2 The provisions of Section 8 shall not apply (a) following a Change of Control as defined in Section 6.2, or (b) if the Participant's employment is terminated by the Company without Cause as defined in Section 6.4 or by the Participant for Good Reason as defined in Section 6.5.

SECTION 9

Miscellaneous

9.1 Nonalienation To the maximum extent permitted by law, no benefit under the 2005 SERP shall be assignable or subject in any manner to alienation, sale, transfer, claims of creditors, pledge, bankruptcy, attachment or encumbrances of any kind.

9.2 Funding No special or separate fund shall be established, and no segregation of assets shall be made, to assure the payments thereunder. No Participant hereunder shall have any right, title, or interest whatsoever in any specific assets of the Company. Nothing contained in the Plan and no action taken pursuant to its provisions shall create or be construed to create a trust of any kind or a fiduciary relationship between the Company and a Participant or any other person. To the extent that any person acquires a right to receive payments under the 2005 SERP (other than amounts invested in corporate restricted stock), such right shall be no greater than the right of any unsecured creditor of the Company.

9.3 Facility of Payment In the event that the Committee shall find that a Participant or Beneficiary is incompetent to care for his affairs or is a minor, the Committee may direct that any benefit payment due him, unless claim shall have been made therefore by a duly appointed legal representative, be paid on his behalf to his spouse, a child, a parent or other relative, and any such payment so made shall thereby be a complete discharge of the liability of the Company and the 2005 SERP for that payment.

9.4 Withholding of Taxes The Company shall have the right to deduct from each payment to be made under the 2005 SERP any required withholding taxes.

9.5 Expenses All administrative expenses of the 2005 SERP and all benefits under the 2005 SERP shall be paid from the general assets of the Company.

9.6 Mergers/Transfers This 2005 SERP shall be binding upon and inure to the benefit of the Company and its successors and assignees and the Participant, his designees and his estate. Nothing in the 2005 SERP shall preclude the Company from consolidating or merging into or with, or transferring all or substantially all of its assets to, another corporation which assumes the 2005 SERP and all obligations of the Company hereunder. Upon such a consolidation, merger or transfer of assets and assumption, the term “Company” shall refer to such other corporation and the 2005 SERP shall continue in full force and effect.

9.7 Claims Procedure The Committee shall provide adequate notice in writing to any Participant, former Participant or Beneficiary whose claim for a withdrawal or payment under the 2005 SERP has been denied, setting forth the specific reasons for such denial. A reasonable opportunity shall be afforded to any such Participant, former Participant or Beneficiary for a full and fair review by the Committee of a decision denying the claim. The Committee’s decision on any such review shall be final and binding on the Participant, former Participant or Beneficiary and all other interested persons.

9.8 Construction The 2005 SERP is established under and will be construed according to the laws of the State of New York, subject to the provisions of applicable federal laws. The illegality of any particular provision of this document shall not affect the other provisions, and the document shall be construed in all respects as if such invalid provision were omitted.

Exhibit 10.13

JOHN WILEY & SONS, INC.

FY 2009 QUALIFIED EXECUTIVE LONG TERM INCENTIVE PLAN

PLAN DOCUMENT

CONFIDENTIAL

MAY 1, 2008

I.	DEFINITIONS

Following are definitions for words and phrases used in this document. Unless the context clearly indicates otherwise, these words and phrases are considered to be defined terms and appear in this document in italicized print:

Company	John Wiley & Sons, Inc.

business unit The Company, a business or subsidiary of the Company, or a global unit of theCompany.

plan	This FY 2008 Qualified Executive Long Term Incentive Plan.
shareholder plan	The Company's 2004 Key Employee Stock Plan.

plan period The three year period from May 1, 2008 to April 30, 2011, or a portion of this period, at the discretion of the CC.

Compensation Committee (CC) The committee of the Company's Board of Directors responsible for the review and approval of executive compensation.

performance target A participant's objective to achieve specific financial goals for the plan period, as approved by the CC. A performance target comprises all of the financial goals for the business criteria in a business unit.

business criteria An indicator of financial performance, chosen from the business criteria listed in Section 7(b)(ii)(B) of the shareholder plan. The following business criteria are used in thisplan:

earnings per shareEarnings per share, excluding unusual items not related to the period being measured. Actual results shall be increased by one cent for VCH tax basis step-up recovery.

financial goal A targeted level of attainment of a given business criteria.

financial results The published, audited financial results of theCompany.

participant	A person selected to participate in the plan.

performance levels

threshold The minimum acceptable level of achievement of a financial goal in order to earn apayout, expressed as a percentage oftarget ( e.g., 95% of target.)

target	Achievement of the assigned financial goal-100%.

outstanding Superior achievement of a financial goal, earning the maximumpayout, expressed as apercentage of target (e.g., 115% oftarget.)

target incentive A targeted number of restricted performance shares that a participant is eligible to receive if 100% of his/her/her applicable performance targets are achieved and the participant remains employed by the Company through the vesting dates of April 30, 2012 and April 30, 2013, except as otherwise provided in Section VIII.

stock	Class A Common Stock of the Company.

restricted performance share A share of stock issued pursuant to this plan and the shareholder plan that is subject to forfeiture. In the shareholder plan, such stock is referred to as “Performance-Based Stock.”

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

The plan is intended to provide the officers and other key colleagues of theCompany and of its subsidiaries, affiliates and certain joint venture companies, upon whose judgment, initiative and efforts the Company depends for its growth and for the profitable conduct of its business, with additional incentive to promote the success of the Company.

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

A.

Performance targets, comprising one or more financial goals, are definedfor each business unit.Each financial goal is assigned a weight, such that the sum of the weights of all financial goals for a business unit equals 100%.

B.

Each participant is assigned performance targets for one or more business units, based on the participant’s position, responsibilities, and his/her ability to affect the results of the assigned business unit. For each participant, each business unit is assigned a weight, such that the sum of the weights of allbusiness units for a participant equals 100%. Collectively, all business unit performance targets constitute the participant’s plan period objectives.

C.	Each financial goal is assigned performance levels (threshold, target and outstanding).

V.	PERFORMANCE EVALUATION

A.	Financial Results
1.	At the end of the plan period, the financial results for each business unit are compared with that unit’s financial goals to determine the payout for each participant.
2.

In determining the attainment of financial goals, the impact of any of the events (a) through (i) listed in Section 7(b)(ii)(B) of the shareholder plan, if dilutive (causes a reduction in the financial result)willbe excluded from the financial results for any affectedbusiness unit.

3.	Award Determination
a.	Achievement of threshold performance of at least one financial goal of aperformance target is necessary for a participant to receive a payout for that performance target.
b.	The unweightedpayout factor for each financial goal is determined as follows:
1.	For performance below the threshold level, the payout factor is zero.
2.	For performance at the threshold level, the payout factor is 25%.

3.	For performance between the threshold and target levels, the payout factor is between 25% and 100%, determined on a pro-rata basis.
4.	For performance at the target level, the payout factor is 100%.
5.	For performance between the target and outstanding levels, the payout factor is between 100% and 200%, determined on a pro-rata basis.
6.	For performance at or above the outstanding level, the payout factor is 200%.
c.	Aparticipant’s plan-end adjusted restricted performance shares award is determined as follows:
1.	Each financial goal’s unweightedpayout factor determined above times the weighting of that financial goal equals the weightedpayout factorforthatfinancial goal
2.	The sum of the weightedpayout factors for a business unit’s performance target equals thepayout factor for that performance target.
3.	The	participant’s target incentive

times

thebusiness unit weight

times

the performance target payout factor

equals

the participant’s payout for thatbusiness unit

4.	The sum of the payouts for all the business units assigned to a participant equals theparticipant’s totalplan-end adjusted restricted performance shares award.

d.  The CC may, in its sole discretion, reduce a participant’s payout to any level it deems appropriate.

                    VI. RESTRICTED PERFORMANCE SHARES AWARD PROVISIONS

A.

Restricted performance shares, equal to a participant’s target incentive,shall be determined at the beginning of the plan period. In addition to the terms and conditions set forth in theshareholder plan, the restricted period for the plan-end adjusted restricted performance shares award shall be as follows: subject to continued employment except as otherwise set forth in the shareholder plan, the lapse of restrictions on one-half of the restricted performance shares awarded will occur on the first anniversary of the plan period end date (April 30, 2012) at which time the participant will receive a stock certificate in a number of shares equal to one-half of the restricted performance shares awarded with the restrictive legend deleted, and the lapse of restrictions on the remaining half will occur on the second anniversary of the plan period end date (April 30, 2013) at which time the participant will receive a new stock certificate in a number of shares equal to the remaining half with the restrictive legend deleted.

B.

Theplan-end adjusted restricted performances share award will be compared to the restricted performance shares targeted at the beginning of the plan period, and the appropriate amount of restricted performance shares will be awarded or forfeited, as required, to bring the restricted performance shares award to the number of shares designated as the plan-end adjusted restricted performance shares award.

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

C.

A participant who resigns, or whose employment is terminated by the Company, with or without cause before theaward is earned, will not receive an award. Exception to this provision shall be made with the approval of the CC, in its sole discretion.

D.

In the event of a participant’s retirement, all plan-end adjusted restricted performances share awards earned, but not yet vested, will automatically vest, and will be paid out in cash based on the fair market value on the next fiscal year end, if approved by the CC, in its sole discretion. Any plan-end adjusted restricted performances share award that would have been earned by the participant in the year of retirement may be paid out in cash based on the fair market value on the next fiscal year end, if approved by the CC, in its sole discretion.

E.

In the event of constructive discharge or without cause termination following a Change of Control, as that term is defined in the shareholder plan, all “target” restricted performance shares vest to the participant, or at the CC’s option, payment will be made of the value of the “target” restricted performance shares based on the fair market value on the effective date of the Change of Control.

F.

A participant who is hired or promoted into an eligible position during the plan period may receive a prorated plan-end adjusted restricted performances share award as determined by the CC, in its sole discretion.

     IX. ADMINISTRATION AND OTHER MATTERS

A.

The plan will be administered by the CC, which shall have authority in its sole discretion to interpret and administer this plan, including, without limitation, all questions regarding eligibility and status of any participant, and no participant shall have any right to receive a payout or payment of any kind whatsoever, except as determined by theCC hereunder.

B.	The Company will have no obligation to reserve or otherwise fund in advance any amount which may become payable under the plan.

C.	This plan may not be modified or amended except with the approval of theCC, in accordance with the provisions of the shareholder plan

D.	In the event of a conflict between the provisions of this plan and the provisions of the shareholder plan, the provisions of the shareholder plan shall apply.

E.

No awards of any type under this plan shall be considered as compensation for purposes of defining compensation for retirement, savings or supplemental executive retirement plans, or any other benefit.

Exhibit 10.14

                JOHN WILEY & SONS, INC.

FY 2009 QUALIFIED EXECUTIVE ANNUAL INCENTIVE PLAN

PLAN DOCUMENT

CONFIDENTIAL

MAY 1, 2008

I.	DEFINITIONS

Following are definitions for words and phrases used in this document. Unless the context clearly indicates otherwise, these words and phrases are considered to be defined terms and appear in this document in italicized print:

Company	John Wiley & Sons, Inc.

business unit The Company, a business or subsidiary of the Company, or a global unit of the Company.

plan	This FY 2009 Qualified Executive Annual Incentive Plan.

shareholder plan The Company’s 2004 Executive Annual Incentive Plan.

plan period The twelve-month period from May 1, 2008 to April 30, 2009, or a portion of this period, at the discretion of the CC.

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

business criteria An indicator of financial performance, chosen from the business criteria listed in Section 4(b)(ii) of the shareholder plan. The following business criteria are used in thisplan:

revenue (corporate)Gross annual revenue, net of provision for returns.

earnings per shareEarnings per share, excluding unusual items not related to the period being measured. Actual results shall be increased by one cent for VCH tax basis step-up recovery.

revenue (business) Gross annual revenue, net of actual returns.

EBITA (business) Operating income before amortization of intangibles.

GPC EBITA business operating income before amortization of intangibles as adjusted for profit earned by other businesses on intercompany transactions.

Contribution to Profit Operating income before support costs.

financial goal	A targeted level of attainment of a given business criteria.

financial results The published, audited financial results of the Company and the business financial results derived therefrom.

participant	A person selected to participate in the plan.

performance levels

threshold The minimum acceptable level of achievement of a financial goal in order to earn apayout, expressed as a percentage oftarget ( e.g., 95% of target.)

target	Achievement of the assigned financial goal-100%.

outstanding Superior achievement of a financial goal, earning the maximumpayout, expressed as a percentage oftarget (e.g., 105% oftarget.)

base salary A participant's base salary as of July 1, 2008, or the date of hire or promotion into the plan, if later, adjusted for any amount of time the participant may not be in the plan for reasons of hire, death, disability, retirement and/or termination.

payout Actual gross dollar amount paid to a participant under the plan, if any, for achievement of assigned performance targets, as further discussed in this plan.

total annual incentive opportunity The total target amount thata participant is eligible to receive from all annual incentive plans, including this plan.

target incentive percent The percent applied to the participant's total annual incentive opportunity to determine the target incentive amount for thisplan. Generally, for the plan period 2009, the target incentive percent for this plan is 75%.

target incentive amount The amount that a participant is eligible to receive if he/she achieves 100% of his/her performance targets for abusiness unit. The sum of the target incentive amounts for all business units assigned to a participant is the totaltarget incentive amount.

II.	PLAN OBJECTIVES

The plan is intended to provide the officers and other key colleagues of theCompany and of its subsidiaries, affiliates and certain joint venture companies, upon whose judgement, initiative and efforts the Company depends for its growth and for the profitable conduct of its business, with additional incentive to promote the success of the Company.

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

B.

Each participant is assigned performance targets for one or more business units , based on the participant’s position, responsibilities, and his/her ability to affect the results of the assigned business unit. For each participant, each business unit is assigned a weight, such that the sum of the weights of allbusiness units for aparticipant equals 100%. Collectively, all business unit performance targets constitute the participant’s plan period objectives.

C.	Each financial goal is assigned performance levels (threshold, target and outstanding).

V.	PERFORMANCE EVALUATION

A.	Financial Results

1.	At the end of the plan period, the financial results for each business unit are compared with that unit’s financial goals to determine the payout for each participant.
2.	In determining the attainment of financial goals,
a.	the impact of foreign exchange gains or losses will be excluded from revenue,business EBITA and contribution to profit criteria.

b.

the impact of any of the events (1) through (9) listed in Section 4(b)(ii) of the shareholder plan, if dilutive (causes a reduction in the financial result), will be excluded from the financial results of any affected business unit.

3.	Award Determination
a.	Achievement of threshold performance of at least one financial goal of aperformance target is necessary for a participant to receive a payout for that performance target.
b.	The unweightedpayout factor for each financial goal is determined as follows:
1.	For performance below the threshold level, the payout factor is zero.
2.	For performance at the threshold level, the payout factor is 25%.
3.	For performance between the threshold and target levels, the payout factor is between 25% and 100%, determined on a pro-rata basis.
4.	For performance at the target level, the payout factor is 100%.
5.	For performance between the target and outstanding levels, the payout factor is between 100% and 200%, determined on a pro-rata basis.
6.	For performance at or above the outstanding level, the payout factor is 200%.
c.	Aparticipant’s payout is determined as follows:
1.	Each financial goal’s unweightedpayout factor determined above times the weighting of that financial goal equals the weightedpayout factorforthatfinancial goal.
2.	The sum of the weightedpayout factorsfor a business unit’s performance target equals thepayout factor for that performance target.
3.	The participant’s total annual incentive opportunity

times

the participant’s target incentive percent

times

the business unit weight

times

the performance target payout factor

equals

the participant’s payout for thatbusiness unit

4. The sum of the payouts for all the business units assigned to a participant equals theparticipant’s totalpayout.

d.	The CC may, in its sole discretion, reduce a participant’s payout to any level it deems appropriate.

VI. PAYOUTS

A.	Payouts will be made within 90 days after the end of the plan period.

B.	In the event of a participant's death, disability, retirement or leave of absence prior to payout from the plan, the payout, if any, will be determined by the CC.

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

VII. ADMINISTRATION AND OTHER MATTERS

A.

The plan will be administered by the CC, which shall have authority in its sole discretion to interpret and administer this plan, including, without limitation, all questions regarding eligibility and status of any participant, and no participant shall have any right to receive a payout or payment of any kind whatsoever, except as determined by theCC hereunder.

B. The Company will have no obligation to reserve or otherwise fund in advance any amount which may become payable under the plan.

C. This plan may not be modified or amended except with the approval of theCC, in accordance with the provisions of the shareholder plan.

D.	In the event of a conflict between the provisions of this plan and the provisions of the shareholder plan, the provisions of the shareholder plan shall apply.

Exhibit 10.15

JOHN WILEY & SONS, INC.

FY 2009 EXECUTIVE ANNUAL STRATEGIC MILESTONES INCENTIVE PLAN

ADMINISTRATIVE DOCUMENT

CONFIDENTIAL

MAY 1, 2008

I.    DEFINITIONS

Following are definitions for words and phrases used in this document. Unless the context clearly indicates otherwise, these words and phrases are considered to be defined terms and appear in this document in italicized print:

Company	John Wiley & Sons, Inc.

plan The Company's Fiscal Year 2009 Executive Annual Strategic Milestones Incentive Plan described in this document and any written amendments to this document.

plan year The twelve month period from May 1, 2008 to April 30, 2009, or a portion of this period, at the discretion of the CC.

Compensation Committee (CC) The committee of the Company's Board of Directors responsible for the review and approval of executive compensation.

strategic milestone A participant's objective to achieve specific results for FY 2009, including interim revised strategic milestones, if any, as approved and communicated in writing, as described in Sections IV and V below. Strategic milestones are leading indicators of performance.

participant	A person selected to participate in the plan.

base salary The participant's base salary as of July 1, 2008, or the date of hire or promotion into the plan, if later, adjusted for any increases or decreases during FY 2009, on a prorated basis, and adjusted for any amount of time the participant may not be in the plan for reasons of hire, death, disability, retirement and/or termination.

payout Actual gross dollar amount paid to a participant under the plan, if any, for achievement of strategic milestones, as further discussed in this plan.

total annual incentive opportunityThe total target amount a participant is eligible to receive from all annual incentive plans, including this plan.

target incentive percent The percent applied to the participant's total annual incentive opportunity to determine the target incentive amount for thisplan. Generally, for the plan year 2009, the target incentive percent for this plan is 25%.

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

II.  PLAN OBJECTIVES

The purpose of the FY 2009 Executive Annual Strategic Milestones Incentive Plan is to enable the Company to reinforce and sustain a culture devoted to excellent performance, reward significant contributions to the success of Wiley, and attract and retain highly qualified executives.

III. ELIGIBILITY

A participant is selected by the President and CEO and recommended for participation to the CC, which has sole discretion for determining eligibility, from among those colleagues in key management positions deemed able to make the most significant contributions to the growth and profitability of the Company. The President and CEO of the Company is a participant.

IV.PERFORMANCE OBJECTIVES AND MEASUREMENT

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

B.

The President and CEO will recommend for each participant a summary evaluation level and a payout factor for achievement of all strategic milestones, by comparing results achieved to the previously set objectives. In determining the payout factor, the overall performance on all strategic milestones will be considered. The CC will approve the payout factor for all participants.

Summary evaluation levels and related payout factors are as follows:

Summary Evaluation	Payout factor range
< Threshold	0
Threshold	25% - <35%
> Threshold	= >35% - <50%
< Target	= >50% - <90%
Target	= >90% - = <110%
> Target	= >110% - <150%
< Outstanding	= >150% - <175%
Outstanding	= >175% - 200%

C.	Award Determination

STRATEGIC MILESTONES PAYOUT AMOUNT

total annual incentive opportunity X target incentive percent X payout factor

= Strategic Milestones Payout Eligibility

1.	Notwithstanding anything to the contrary, the maximum payout, if any, a participant may receive is 200% of thetarget incentive amount.

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

Exhibit 10.25

EMPLOYMENT AGREEMENT

EMPLOYMENT AGREEMENT (this “Agreement”) made as of the 1st day of March, 2003, by and between John Wiley & Sons, Inc., a New York corporation, with offices at 111 River Street, Hoboken, New Jersey 07030 (hereinafter referred to as the “Company”), and Eric A. Swanson presently residing at 112 Charlton Street, Apartment 2N, New York, New York 10014 (hereinafter referred to as “Executive”).

WHEREAS, the executive is currently employed as Senior Vice President, Scientific, Technical, and Medical Publishing of the Company, and Executive desires to serve the Company in such capacity.

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

(a)      During the Period of Employment, Executive will serve as Senior Vice President, Scientific, Technical, and Medical Publishing of the Company, and subject to the direction of the Company’s Chief Executive Officer (“CEO”)will perform such duties and exercise such supervision with regard to the business of the Company as are associated with such position, as well as such other duties as may be prescribed from time to time by the CEO. Executive shall be subject to and shall observe and carry out such reasonable rules, regulations, policies, directions and restrictions consistent with the duties to be performed by Executive hereunder as the Company shall from time to time establish.

(b)       Executive will, during the Period of Employment, devote Executive’s full business time and attention to the faithful and competent performance of services for the Company. Executive hereby represents and warrants to the Company that Executive has no obligations under any existing employment or service agreement and that Executive’s performance of the services required of Executive hereunder will not conflict with any other existing obligations or commitments. Nothing in this Agreement shall preclude Executive from engaging, consistent with Executive’s duties and responsibilities hereunder, in charitable and community affairs.

(c)       Executive shall perform the duties contemplated hereunder at the principal executive office of the Company and at such other locations as may be reasonably necessary to the performance of such duties, and Executive shall do such traveling as may be reasonably required of Executive in the performance of such duties.

3. Period of Employment. The period of Executive’s employment under this Agreement (the “Period of Employment”) will begin on March 1, 2003 (the “Commencement Date”), and end on the second anniversary thereof, subject to earlier termination and further renewal as provided in this Agreement. Executive’s Period of Employment shall automatically renew for subsequent two year periods, subject to the terms of this Agreement, unless either party gives written notice 90 days or more prior to the expiration of the then existing Period of Employment of Executive’s or the Company’s decision not to renew. A decision by the Company not to renew other than as a result of Executive’s death or Disability (as defined below), and other than in circumstances which would give rise to a Termination for Cause (as defined below) shall be treated as a Without Cause Termination (as defined below), and so governed by the provisions of Section 9 hereof.

4. Compensation and Benefits. For all services rendered by Executive pursuant to this Agreement during the Period of Employment, including services as an executive, officer, director or committee member of the Company or any of its subsidiaries or affiliates, Executive will be compensated as follows:

(a)       Base Salary. The Company will pay Executive a fixed base salary (“Base Salary”) of not less than Executive’s base salary as of the effective date of this agreement. Executive will be eligible to receive annual increases as the Company’s Board of Directors (the “Board”) deems appropriate, in accordance with the Company’s customary procedures regarding the salaries of senior officers. Base Salary will be payable according to the customary payroll practices of the Company but in no event less frequently than once each month.

(b)       Executive Compensation Plans. Executive shall be eligible to participate in all of the Company’s executive compensation plans in effect on the date hereof in which any senior executive of the Company is eligible to participate, including but not limited to the Company’s Executive Annual Incentive Plan, as amended or restated from time to time (the “EAIP”), the Company’s Long Term Incentive Plan, as amended or restated from time to time (the “LTIP”), or equivalents, for so long as such plans remain in effect. Nothing in this Agreement shall require the Company or its affiliates to establish, maintain or continue any executive compensation plan or restrict the right of the Company or any of its affiliates to amend, modify or terminate any such plan.

(c)       Participation in Benefit Plans. To the extent that Executive’s participation or coverage is not duplicative of that provided under an executive compensation plan or arrangement in which Executive is eligible to participate, the Company shall afford Executive with an opportunity to participate in any health care, dental, disability insurance, life insurance, retirement, savings and any other employee benefits plans, policies or arrangements which the Company maintains for its employees in accordance with the written terms of such plans, policies or arrangements. Nothing in this Agreement shall require the Company or its affiliates to establish, maintain or continue any benefit plans, policies or arrangements or restrict the right of the Company or any of its affiliates to amend, modify or terminate any such benefit plan, policy or arrangement.

(d)       Vacations, Holidays or Temporary Leave. Executive shall be entitled to take four weeks of vacation per calendar year, or such greater amount, if any, as provided in the policies of the Company then applicable to Executive, without loss or diminution of compensation. Such vacation shall be taken at such time or times consistent with the needs of the Company’s business. Executive shall further be entitled to the number of paid holidays, and leaves for illness or temporary disability in accordance with the Company’s policies as such policies may be amended from time to time or terminated in the Company’s sole discretion.

5. Other Offices. Executive agrees to serve without additional compensation, if elected or appointed thereto, as an officer or director of any of the Company’s subsidiaries or affiliates or as any other officer of the Company.

6. Business Expenses. The Company will reimburse Executive for all reasonable travel and other expenses incurred by Executive in connection with the performance of Executive’s duties and obligations under this Agreement. Executive will comply with such limitations and reporting requirements with respect to expenses as may be established by Company from time to time and will promptly provide all appropriate and requested documentation in connection with such expenses.

7. Disability. If Executive becomes Disabled (as defined below) during the Period of Employment, the Company may, in its discretion, hire a permanent replacement to fill the position previously held and to perform the duties previously performed by Executive, provided, however, the Company shall continue Executive’s employment with the Company on an inactive basis to the extent necessary to continue to maintain Executive’s eligibility for benefits available under the Company’s Group Long-Term Disability Insurance Plan or under any generally similar plan then in effect (the “LTD Plan”) and such other employee benefit plans that are generally available to employees receiving benefits under the LTD Plan, in accordance with the terms of such plan(s) as they may be amended from time to time. For purposes of this Agreement, “Disabled” or “Disability” means Executive’s inability, because of mental or physical illness or incapacity, whether total or partial, to perform one or more of the primary duties of Executive’s employment, with or without reasonable accommodation, for a length of time that the Company determines is sufficient to satisfy such obligations as it may have under the Family and Medical Leave Act (“FMLA”) and such “reasonable accommodation” obligations it may have under federal, state or local disability laws. Upon Executive’s entitlement to receive benefits available under the LTD Plan and such other benefits generally available to employees receiving benefits under the LTD Plan, the Company’s obligation to provide Executive compensation and other benefits pursuant to Section 4 hereof shall cease. In the event that Executive ceases to be Disabled and Executive is able to return to work and Executive’s former position is not open, the Company will endeavor to find, and will work interactively with Executive to find, a position of comparable responsibility, compensation and benefits and to reinstate Executive to such position, if such a position is available at the conclusion of Executive’s disability leave of absence. Prior to restoration of Executive to active employment with the Company, Executive shall cooperate in obtaining all fitness for duty certifications from Executive’s treating physician(s) and such other physicians as the Company may request in accordance with the FMLA and federal, state and local disability and worker’s compensation laws. Within fifteen (15) days of receipt of all medical certification(s) requested by the Company, if the Company does not restore Executive to active employment with the Company, then at that time Executive’s employment with the Company will be deemed to have terminated. Under the policy currently in effect for employees of the Company, such termination will be treated as a Without Cause Termination in accordance with Paragraph 9(a) below, provided the Executive has not then attained the age of 65. Nothing in this Agreement shall require the Company to continue such policy, and such termination shall be treated in accordance with the policy applicable at the time the Executive becomes disabled.

8. Death. In the event of the death of Executive during the Period of Employment, the Period of Employment will end and the Company’s obligation to make payments under this Agreement will cease as of the date of death, except that the Company will pay Executive’s beneficiary designated for purposes of Executive’s life insurance provided by the Company or absent such designation to Executive’s estate Executive’s Base Salary until the end of the month in which Executive dies, and except for any rights and benefits of Executive under the benefit plans and programs of the Company including, without limitation, the SERP (as defined below) in which Executive is a participant, as determined in accordance with the terms and provisions of such plans and programs. The payout under the EAIP, or equivalent, for the fiscal year in which Executive’s death occurs, shall be annualized and paid at the normal time to Executive’s estate pro rata to the date of death. The value of the “payout amount,” in cash, for any executive long term incentive plan established by the Company, the plan cycle of which ends within 12 months after the date of Executive’s death, shall be paid at the normal time to Executive’s estate.

9.	Effect of Termination of Employment.

(a)      Without Cause Termination and Constructive Discharge Absent a Change of Control or a Special Change of Control. If Executive’s employment terminates during the Period of Employment in circumstances in which no Change of Control (as defined below) or Special Change of Control (as defined below) has occurred, due to a Without Cause Termination (as defined below) or a Constructive Discharge (as defined below), subject to Executive executing a general release of claims as more fully described in Section 9(e) hereof, the Company will pay or provide, as the case may be, Executive (or Executive’s surviving spouse, estate or personal representative, as applicable) upon such event: (i) Base Salary earned but unpaid as of the effective date of such termination of employment; (ii) a lump sum payment equal to the Severance Pay Amount (as defined below); and (iii) coverage during the Benefits Continuation Period (as defined below) under the following employee benefit plans or provisions for comparable benefits outside such plans, but only to the extent comparable coverage is not provided by any new employer, (x) the Company’s Group Health Insurance Program, (y) the LTD Plan (as provided under such plan, Executive shall be required to pay the premium), and (z) the Company’s Group Life and Accidental Death and Dismemberment Insurance (at the levels in effect at the date of termination of employment). As used in this Agreement, the term “Severance Pay Amount” shall equal the amount of Executive’s then current Base Salary payable to Executive during one month multiplied by (x) twelve (12) if Executive has been employed by the Company for less than ten (10) continuous unbroken years of service, or (y) eighteen (18) if Executive has been employed by the Company for between ten (10) and twenty (20) continuous unbroken years of service, or (z) twenty-four (24) if Executive has been employed by the Company for more than twenty (20) continuous unbroken years of service.

(b)       Without Cause Termination and Constructive Discharge Following a Change of Control or a Special Change of Control. If Executive’s employment terminates during the Period of Employment due to a Without Cause Termination or a Constructive Discharge within the twenty-four (24) month period following a Change of Control or a Special Change of Control, then the Company will provide Executive (or Executive’s surviving spouse, estate or personal representative, as applicable) the following payments and/or benefits upon such event: (i) Base Salary earned but unpaid as of the effective date of such termination of employment; (ii) a lump sum amount equal to twenty-four (24) months of Executive’s then current Base Salary; (iii) the “target incentive amount” under any executive annual incentive plan established by the Company for a fiscal year ending during the Benefits Continuation Period, and the same “target incentive amount” for any such executive annual incentive plan, pro-rated to the end of the Benefits Continuation Period, for a fiscal year commencing during but ending after the Benefit Continuation Period, or the equivalent under any bonus or variable compensation plan which may hereafter be adopted by the Company in lieu of such executive annual incentive plan; (iv) accelerated vesting of all stock options and restricted stock granted to Executive under any executive long term incentive plan established by the Company but not yet vested on the effective date of termination of employment, or at the Company’s option, the cash value of the stock options and restricted stock forfeited under such grants based on fair market value on the effective date of termination of employment; (v) accelerated vesting of all “target” restricted performance shares awarded to Executive under any executive long term incentive plan established by the Company that would be earned in the fiscal year of termination of employment or subsequent fiscal years, or at the Company’s option, the cash value of the “target” restricted performance shares forfeited under such awards based on fair market value on the effective date of termination of employment; (vi) coverage during the Benefits Continuation Period under the following employee benefit plans or provisions for comparable benefits outside such plans, but only to the extent comparable coverage is not provided by any new employer, for (x) the Company’s Group Health Insurance Program, (y) the LTD Plan (as provided under such plan, Executive shall be required to pay the premium), and (z) the Company’s Group Life and Accidental Death and Dismemberment Insurance (at the levels in effect at the date of termination of employment); (vii) all payments and benefits to which Executive may be entitled pursuant to the terms and conditions of the SERP; and (viii) all payments and benefits to which Executive may be entitled under the Company’s Non-Qualified Supplemental Benefit Plan.

(c)       Termination for Cause; Resignation. If Executive’s employment terminates due to a Termination for Cause (as defined below) or a Resignation (as defined below), Base Salary earned but unpaid as of the date of such termination will be paid to Executive in a lump sum and the Company will have no further obligations to Executive hereunder. In the event any termination of Executive’s employment for any reason, Executive if so requested by the Company agrees to assist in the orderly transfer of authority and responsibility to Executive’s successor.

(d)	For purposes of this Agreement, the following capitalized terms have the following meanings:

(i)        “Benefits Continuation Period” means that number of months which is equal to the number of months of Base Salary that Executive receives as a lump sum severance payment in accordance with Sections 9(a) or 9(b) hereof.

(ii)	“Change of Control” shall have the meaning set forth in the SERP.

(iii)      “Constructive Discharge” means: (A) any material failure by the Company to fulfill its obligations under this Agreement (including, without limitation, any reduction of the Base Salary, as the same may be increased during the Period of Employment, or other material element of compensation); (B) a material and adverse change to, or a material reduction of, Executive’s duties and responsibilities to the Company; or (C) the relocation of Executive’s primary office to any location more than fifty (50) miles from the Company’s principal executive offices. Executive will provide the Company a written notice which describes the circumstances being relied upon for all terminations of employment by Executive resulting from any circumstances claimed to be a Constructive Discharge thirty (30) days after the event giving rise to the notice. The Company will have thirty (30) days after receipt of such notice to remedy the situation prior to Executive’s termination of employment due to a Constructive Discharge.

(iv)      “Resignation” means a termination of Executive’s employment by Executive, other than in connection with Executive’s Disability pursuant to Section 7 hereof, Death pursuant to Section 8 hereof or Constructive Discharge pursuant to Sections 9(a) or 9(b) hereof.

(v)       “SERP” means the Company’s 1989 Supplemental Executive Retirement Plan, as amended or restated from time to time.

(vi)      A “Special Change of Control” shall be deemed to have occurred if a Person (as hereinafter defined) who was the beneficial owner (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended), directly or indirectly, of 33-1/3% or more of the Voting Power (as hereinafter defined) of the Company on January 1, 1989, ceases to have the Voting Power to elect a majority of the board of directors of the Company. For purposes of this subsection, each of the terms “Person” and “Voting Power” shall have the meaning ascribed to it by Section 6.3 of the SERP (as if it had been used in clause (b) of Section 6.2 of the SERP). For avoidance of doubt, it is understood by Executive and the Company that the only Person who was the beneficial owner, directly or indirectly, of 33-1/3% or more of the Voting Power of the Company on January 1, 1989, was composed of W. Bradford Wiley, Deborah E. Wiley, Peter Booth Wiley and William Bradford Wiley II (including trusts for which such any such persons serves as trustee); and it is further understood that as of the date hereof, such Person was composed of Deborah E. Wiley, Peter Booth Wiley and William Bradford Wiley II (including trusts for which any such person serves as trustee). Notwithstanding the foregoing, a Special Change of Control shall not be deemed to have occurred as a result of a “person” comprising such Person ceasing to have Voting Power to elect a majority of the Board of Directors of the Company so long as the other “person” or “persons” who compose such Person, in the aggregate, continue to have Voting Power to elect a majority of the board of directors of the Company.

(vii)     “Termination for Cause” means: (A) Executive’s refusal or willful and continued failure to substantially perform Executive’s material duties to the best of Executive’s ability under this Agreement (for reasons other than death or disability), in any such case after written notice thereof; (B) Executive’s gross negligence in the performance of Executive’s material duties under this Agreement; (C) any act of fraud, misappropriation, material dishonesty, embezzlement, willful misconduct or similar conduct; (D) Executive’s conviction of or plea of guilty or nolo contendere to a felony or any crime involving moral turpitude; or (E) Executive’s material and willful violation of any of the Company’s reasonable rules, regulations, policies, directions and restrictions.

(viii)   “Without Cause Termination” or “Terminated Without Cause” means termination of Executive’s employment by the Company other than in connection with Executive’s Disability pursuant to Section 7 hereof, death pursuant to Section 8 hereof or Constructive Discharge pursuant to Sections 9(a) or 9(b) hereof, or the Company’s Termination for Cause of Executive.

(e)       Allowance for Sales Returns(1)Conditions to Payment. All payments and benefits due to Executive under this Section 9 shall be contingent upon the execution by Executive (or Executive’s beneficiary or estate) of a general release of all claims to the maximum extent permitted by law against the Company, its affiliates, and their current and former officers, directors, employees and agents in such form as determined by the Company in its sole discretion.

(f)        No Other Payments. Except as provided in this Section 9, Executive shall not be entitled to receive any other payments or benefits from the Company due to the termination of Executive’s employment, including but not limited to, any employee benefits under any of the Company’s employee benefits plans or arrangements (other than at Executive’s expense under the Consolidated Omnibus Budget Reconciliation Act of 1985 or pursuant to the written terms of any pension benefit plan in which Executive is a participant in which the Company may have in effect from time to time) or any right to severance benefits.  Notwithstanding the foregoing sentence, in the event of a termination of employment by Executive under the circumstances described in Section 9(b) hereof following a Change of Control, nothing in this Agreement shall reduce Executive’s entitlement, if any, to any payment or benefit pursuant to the LTIP resulting from Executive’s termination of employment following a Change of Control.

(g)	Conditional Payments and Limitations.

(i)       In the event that (A) any payment or benefit received or to be received by Executive pursuant to the terms of this Agreement or of any other plan, arrangement or agreement of the Company (or any affiliate) (together, the “Payments”) would, in the opinion of independent tax counsel selected by the Company and reasonably acceptable to Executive (“Tax Counsel”), be subject to the excise tax (the “Excise Tax”) imposed by section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”) (in whole or in part), determined as provided below, and (B) the present value of the Payments is less than 115% of the present value of an amount calculated such that no portion of the Payments would be subject to the Excise Tax, then the Payments shall be reduced (but not below zero) until no portion of the payments would be subject to the Excise Tax. In the event that (C) the Payments would, in the opinion of Tax Counsel, be subject to the Excise Tax (in whole or in part), determined as provided below, and (D) the present value of the Payments is equal to or greater than 115% of the present value of an amount calculated such that no portion of the Payments would be subject to the Excise Tax, then the Company shall pay to Executive, at the time specified in Section 9(g)(vi) below, an additional amount (the “Gross-Up Payment”) such that the net amount retained by Executive, after deduction of the Excise Tax on the Covered Payments (as that term is defined below) and any federal, state and local income tax and Excise Tax upon the payment provided for by this Section 9(g), and any interest, penalties or additions to tax payable by Executive with respect thereto, shall be equal to the total present value of the Covered Payments at the time such Covered Payments are to be made.

(ii)       For purposes of determining whether any of the Payments will be subject to the Excise Tax and the amounts of such Excise Tax: (1) the total amount of the Payments shall be treated as “parachute payments” within the meaning of section 280G(b)(2) of the Code, and all “excess parachute payments” within the meaning of section 280G(b)(1) of the Code shall be treated as subject to the Excise Tax, except to the extent that, in the opinion of Tax Counsel, a Payment (in whole or in part) does not constitute a “parachute payment” within the meaning of section 280G(b)(2) of the Code, or such “excess parachute payments” (in whole or in part) are not subject to the Excise Tax; (2) the amount of the Payments that shall be treated as subject to the Excise Tax shall be equal to the lesser of (A) the total amount of the Payments or (B) the amount of “excess parachute payments” within the meaning of section 280G(b)(1) of the Code (after applying clause (1) hereof); and (3) the value of any noncash benefits or any deferred payment or benefit shall be determined by Tax Counsel in accordance with the principles of sections 280G(d)(3) and (4) of the Code.

(iii)     In the event that by reason of the application of this Section 9(g), the Payments to Executive shall be reduced, then Executive may select from among the Payments those Payments to be reduced.

(iv)      As used in this Section 9(g), the term “Covered Payments” shall mean the payments and/or benefits payable to Executive pursuant to the provisions of Sections 9(b)(i), 9(b)(ii), 9(b)(iii), 9(b)(iv) and 9(b)(vi) of this Agreement (but in the case of Section 9(b)(iv), only with respect to restricted performance shares awarded to Executive that have been earned prior to a Change of Control), the SERP and the Company’s Nonqualified Supplemental Benefit Plan. Covered Payments shall not include any payments and/or benefits other than those listed in the preceding sentence (including, without limitation, any payments and/or benefits under the EAIP or the LTIP), except as expressly provided above.

(v)       For purposes of determining the amount of the Gross-Up Payment, Executive shall be deemed to pay federal income taxes at the highest marginal rates of federal income taxation applicable to the individuals in the calendar year in which the Gross-Up Payment is to be made and state and local income taxes at the highest marginal rates of taxation applicable to individuals as are in effect in the state and locality of Executive’s residence in the calendar year in which the Gross-Up Payment is to be made, net of the maximum reduction in federal income taxes that can be obtained from deduction of such state and local taxes taking into account any limitations applicable to individuals subject to federal income tax at the highest marginal rates.

(vi)      The Gross-Up Payment provided for in Section 9(g)(i) hereof shall be made upon the earlier of (A) the making to Executive of any Payment or (B) the imposition upon Executive or payment by Executive of any Excise Tax.

(vii)     If it is established pursuant to a final determination of a court or an Internal Revenue Service proceeding or the opinion of Tax Counsel that the Excise Tax on Covered Payments is less than the amount taken into account under Section 9(g)(i) hereof, Executive shall repay to the Company within five days of Executive’s receipt of notice of such final determination or opinion the portion of the Gross-Up Payment attributable to such reduction (plus the portion of the Gross-Up Payment attributable to the Excise Tax and federal, state and local income tax imposed on the Gross-Up Payment being repaid by Executive if such repayment results in a reduction in Excise Tax or a federal, state and local income tax deduction) plus any interest received by Executive on the amount of such repayment. If it is established pursuant to a final determination of a court or an Internal Revenue Service proceeding or the opinion of Tax Counsel that the Excise Tax on Covered Payments exceeds the amount taken into account hereunder (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-Up Payment), the Company shall make an additional Gross-Up Payment in respect of such excess within five days of the Company’s receipt of notice of such final determination or opinion. Executive acknowledges that the timing of the Gross-Up Payment made by the Company to the Executive pursuant to Section 9(g) hereof is for the benefit of the Executive, and that any repayment of such Gross-Up Payment by Executive to the Company that may subsequently be required pursuant to this Section 9(g)(vii) is solely for the purposes of the Company’s recoupment of compensation that the Company overpaid to Executive.

10.	Other Duties of Executive During and After the Period of Employment.

(a)      Non-Competition and Non-Disclosure Agreement. Simultaneously with the execution of this Agreement, Executive agrees to execute and to comply with the terms of the Non-Competition and Non-Disclosure Agreement (hereinafter referred to as the “Non-Competition Agreement”) in the form provided to Executive by the Company. The terms and conditions of the Non-Competition Agreement are incorporated herein by reference and made a part of this Agreement as if fully set forth herein.

(b)       Agreement To Arbitrate. Simultaneous with the execution of this Agreement, Executive agrees to execute and to comply with the terms of the Agreement to Arbitrate (hereinafter referred to as the “Agreement to Arbitrate”) in the form provided to Executive by the Company. The terms and conditions of the Agreement to Arbitrate are incorporated herein by reference and made a part of this Agreement as if fully set forth herein.

11.       Indemnification. The Company will indemnify Executive to the fullest extent permitted by the laws of the state of the Company’s incorporation in effect at that time, or the certificate of incorporation and by-laws of Company, whichever affords the greater protection to Executive.

12.       Mitigation. Executive will not be required to mitigate the amount of any payment provided for hereunder by seeking other employment or otherwise, nor will the amount of any such payment be reduced by any compensation earned by Executive as the result of employment by another employer after the date Executive’s employment hereunder terminates.

13.       Withholding Taxes. Executive acknowledges and agrees that the Company may directly or indirectly withhold from any payments under this Agreement all federal, state, city or other taxes that will be required pursuant to any law or governmental regulation.

14.       Effect of Prior Agreements. This Agreement, together with the Non-Competition Agreement and the Agreement to Arbitrate, constitute the sole and entire agreements and understandings between Executive and the Company with respect to the matters covered thereby, and there are no other promises, agreements, representations, warranties or other statements between Executive and the Company in respect to such matters not expressly set forth in these agreements. These agreements supersede all prior and contemporaneous agreements, understandings or other arrangements, whether written or oral, concerning the subject matter thereof. Upon execution of this Agreement, Executive’s existing employment agreement with the Company shall be superceded by this Agreement in its entirety and shall be of no further force and effect.

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

112 Charlton Street, Apt 2N
New York, NY 10014

Either of the parties hereto may at any time and from time to time change the address to which notices shall be sent hereunder by notice to the other party.

16.        Assignability. The obligations of Executive may not be delegated and, except as expressly provided in Section 8 hereof relating to the designation of a beneficiary in the event of death, Executive may not, without the Company’s written consent thereto, assign, transfer, convey, pledge, encumber, hypothecate or otherwise dispose of this Agreement or any interest therein. Any such attempted delegation or disposition shall be null and void and without effect. The Company and Executive agree that this Agreement and all of the Company’s rights and obligations hereunder may be assigned or transferred by the Company to and may be assumed by and become binding upon and may inure to the benefit of any affiliate of or successor to the Company. The term “successor” shall mean (with respect to the Company or any of its subsidiaries) any other corporation or other business entity which, by merger, consolidation, purchase of the assets, or otherwise, acquires all or a material part of the assets of the Company. Any assignment by the Company of its rights or obligations hereunder to any affiliate of or successor to the Company shall not be a termination of employment for purposes of this Agreement.

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

18.       Governing Law. This Agreement will be construed and interpreted pursuant to the laws of the State of New York, without regard to such State’s conflict of law rules.

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

IN WITNESS WHEREOF, the parties have caused this Agreement to be executed and delivered, effective as of the date first indicated above bya duly authorized officer of the Company.

EXECUTIVE:	JOHN WILEY & SONS, INC.

o/s Eric A. Swanson	By:	o/s William J. Pesce
Signature		Signature

Eric S. Swanson		William J. Pesce
Print name		Print name

4/29/03		President and Chief Executive Officer
Date signed		Title

4/28/03
Date signed

Exhibit 10.26

EMPLOYMENT AGREEMENT

EMPLOYMENT AGREEMENT (this “Agreement”) made as of the 1st day of March, 2003, by and between John Wiley & Sons, Inc., a New York corporation, with offices at 111 River Street, Hoboken, New Jersey 07030 (hereinafter referred to as the “Company”), and Bonnie E. Lieberman presently residing at 36 Concord Avenue, Larchmont, New York 10538 (hereinafter referred to as “Executive”).

WHEREAS, the executive is currently employed as Senior Vice President, Higher Education of the Company, and Executive desires to serve the Company in such capacity.

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

(a)      During the Period of Employment, Executive will serve as Senior Vice President, Higher Education of the Company, and subject to the direction of the Company’s Chief Executive Officer (“CEO”)will perform such duties and exercise such supervision with regard to the business of the Company as are associated with such position, as well as such other duties as may be prescribed from time to time by the CEO. Executive shall be subject to and shall observe and carry out such reasonable rules, regulations, policies, directions and restrictions consistent with the duties to be performed by Executive hereunder as the Company shall from time to time establish.

(b)       Executive will, during the Period of Employment, devote Executive’s full business time and attention to the faithful and competent performance of services for the Company. Executive hereby represents and warrants to the Company that Executive has no obligations under any existing employment or service agreement and that Executive’s performance of the services required of Executive hereunder will not conflict with any other existing obligations or commitments. Nothing in this Agreement shall preclude Executive from engaging, consistent with Executive’s duties and responsibilities hereunder, in charitable and community affairs.

(c)       Executive shall perform the duties contemplated hereunder at the principal executive office of the Company and at such other locations as may be reasonably necessary to the performance of such duties, and Executive shall do such traveling as may be reasonably required of Executive in the performance of such duties.

3. Period of Employment. The period of Executive’s employment under this Agreement (the “Period of Employment”) will begin on March 1, 2003 (the “Commencement Date”), and end on the second anniversary thereof, subject to earlier termination and further renewal as provided in this Agreement. Executive’s Period of Employment shall automatically renew for subsequent two year periods, subject to the terms of this Agreement, unless either party gives written notice 90 days or more prior to the expiration of the then existing Period of Employment of Executive’s or the Company’s decision not to renew. A decision by the Company not to renew other than as a result of Executive’s death or Disability (as defined below), and other than in circumstances which would give rise to a Termination for Cause (as defined below) shall be treated as a Without Cause Termination (as defined below), and so governed by the provisions of Section 9 hereof.

4. Compensation and Benefits. For all services rendered by Executive pursuant to this Agreement during the Period of Employment, including services as an executive, officer, director or committee member of the Company or any of its subsidiaries or affiliates, Executive will be compensated as follows:

(a)       Base Salary. The Company will pay Executive a fixed base salary (“Base Salary”) of not less than Executive’s base salary as of the effective date of this agreement. Executive will be eligible to receive annual increases as the Company’s Board of Directors (the “Board”) deems appropriate, in accordance with the Company’s customary procedures regarding the salaries of senior officers. Base Salary will be payable according to the customary payroll practices of the Company but in no event less frequently than once each month.

(b)       Executive Compensation Plans. Executive shall be eligible to participate in all of the Company’s executive compensation plans in effect on the date hereof in which any senior executive of the Company is eligible to participate, including but not limited to the Company’s Executive Annual Incentive Plan, as amended or restated from time to time (the “EAIP”), the Company’s Long Term Incentive Plan, as amended or restated from time to time (the “LTIP”), or equivalents, for so long as such plans remain in effect. Nothing in this Agreement shall require the Company or its affiliates to establish, maintain or continue any executive compensation plan or restrict the right of the Company or any of its affiliates to amend, modify or terminate any such plan.

(c)       Participation in Benefit Plans. To the extent that Executive’s participation or coverage is not duplicative of that provided under an executive compensation plan or arrangement in which Executive is eligible to participate, the Company shall afford Executive with an opportunity to participate in any health care, dental, disability insurance, life insurance, retirement, savings and any other employee benefits plans, policies or arrangements which the Company maintains for its employees in accordance with the written terms of such plans, policies or arrangements. Nothing in this Agreement shall require the Company or its affiliates to establish, maintain or continue any benefit plans, policies or arrangements or restrict the right of the Company or any of its affiliates to amend, modify or terminate any such benefit plan, policy or arrangement.

(d)       Vacations, Holidays or Temporary Leave. Executive shall be entitled to take four weeks of vacation per calendar year, or such greater amount, if any, as provided in the policies of the Company then applicable to Executive, without loss or diminution of compensation. Such vacation shall be taken at such time or times consistent with the needs of the Company’s business. Executive shall further be entitled to the number of paid holidays, and leaves for illness or temporary disability in accordance with the Company’s policies as such policies may be amended from time to time or terminated in the Company’s sole discretion.

5. Other Offices. Executive agrees to serve without additional compensation, if elected or appointed thereto, as an officer or director of any of the Company’s subsidiaries or affiliates or as any other officer of the Company.

6. Business Expenses. The Company will reimburse Executive for all reasonable travel and other expenses incurred by Executive in connection with the performance of Executive’s duties and obligations under this Agreement. Executive will comply with such limitations and reporting requirements with respect to expenses as may be established by Company from time to time and will promptly provide all appropriate and requested documentation in connection with such expenses.

7. Disability. If Executive becomes Disabled (as defined below) during the Period of Employment, the Company may, in its discretion, hire a permanent replacement to fill the position previously held and to perform the duties previously performed by Executive, provided, however, the Company shall continue Executive’s employment with the Company on an inactive basis to the extent necessary to continue to maintain Executive’s eligibility for benefits available under the Company’s Group Long-Term Disability Insurance Plan or under any generally similar plan then in effect (the “LTD Plan”) and such other employee benefit plans that are generally available to employees receiving benefits under the LTD Plan, in accordance with the terms of such plan(s) as they may be amended from time to time. For purposes of this Agreement, “Disabled” or “Disability” means Executive’s inability, because of mental or physical illness or incapacity, whether total or partial, to perform one or more of the primary duties of Executive’s employment, with or without reasonable accommodation, for a length of time that the Company determines is sufficient to satisfy such obligations as it may have under the Family and Medical Leave Act (“FMLA”) and such “reasonable accommodation” obligations it may have under federal, state or local disability laws. Upon Executive’s entitlement to receive benefits available under the LTD Plan and such other benefits generally available to employees receiving benefits under the LTD Plan, the Company’s obligation to provide Executive compensation and other benefits pursuant to Section 4 hereof shall cease. In the event that Executive ceases to be Disabled and Executive is able to return to work and Executive’s former position is not open, the Company will endeavor to find, and will work interactively with Executive to find, a position of comparable responsibility, compensation and benefits and to reinstate Executive to such position, if such a position is available at the conclusion of Executive’s disability leave of absence. Prior to restoration of Executive to active employment with the Company, Executive shall cooperate in obtaining all fitness for duty certifications from Executive’s treating physician(s) and such other physicians as the Company may request in accordance with the FMLA and federal, state and local disability and worker’s compensation laws. Within fifteen (15) days of receipt of all medical certification(s) requested by the Company, if the Company does not restore Executive to active employment with the Company, then at that time Executive’s employment with the Company will be deemed to have terminated. Under the policy currently in effect for employees of the Company, such termination will be treated as a Without Cause Termination in accordance with Paragraph 9(a) below, provided the Executive has not then attained the age of 65. Nothing in this Agreement shall require the Company to continue such policy, and such termination shall be treated in accordance with the policy applicable at the time the Executive becomes disabled.

8. Death. In the event of the death of Executive during the Period of Employment, the Period of Employment will end and the Company’s obligation to make payments under this Agreement will cease as of the date of death, except that the Company will pay Executive’s beneficiary designated for purposes of Executive’s life insurance provided by the Company or absent such designation to Executive’s estate Executive’s Base Salary until the end of the month in which Executive dies, and except for any rights and benefits of Executive under the benefit plans and programs of the Company including, without limitation, the SERP (as defined below) in which Executive is a participant, as determined in accordance with the terms and provisions of such plans and programs. The payout under the EAIP, or equivalent, for the fiscal year in which Executive’s death occurs, shall be annualized and paid at the normal time to Executive’s estate pro rata to the date of death. The value of the “payout amount,” in cash, for any executive long term incentive plan established by the Company, the plan cycle of which ends within 12 months after the date of Executive’s death, shall be paid at the normal time to Executive’s estate.

9.	Effect of Termination of Employment.

(a)      Without Cause Termination and Constructive Discharge Absent a Change of Control or a Special Change of Control. If Executive’s employment terminates during the Period of Employment in circumstances in which no Change of Control (as defined below) or Special Change of Control (as defined below) has occurred, due to a Without Cause Termination (as defined below) or a Constructive Discharge (as defined below), subject to Executive executing a general release of claims as more fully described in Section 9(e) hereof, the Company will pay or provide, as the case may be, Executive (or Executive’s surviving spouse, estate or personal representative, as applicable) upon such event: (i) Base Salary earned but unpaid as of the effective date of such termination of employment; (ii) a lump sum payment equal to the Severance Pay Amount (as defined below); and (iii) coverage during the Benefits Continuation Period (as defined below) under the following employee benefit plans or provisions for comparable benefits outside such plans, but only to the extent comparable coverage is not provided by any new employer, (x) the Company’s Group Health Insurance Program, (y) the LTD Plan (as provided under such plan, Executive shall be required to pay the premium), and (z) the Company’s Group Life and Accidental Death and Dismemberment Insurance (at the levels in effect at the date of termination of employment). As used in this Agreement, the term “Severance Pay Amount” shall equal the amount of Executive’s then current Base Salary payable to Executive during one month multiplied by (x) twelve (12) if Executive has been employed by the Company for less than ten (10) continuous unbroken years of service, or (y) eighteen (18) if Executive has been employed by the Company for between ten (10) and twenty (20) continuous unbroken years of service, or (z) twenty-four (24) if Executive has been employed by the Company for more than twenty (20) continuous unbroken years of service.

(b)       Without Cause Termination and Constructive Discharge Following a Change of Control or a Special Change of Control. If Executive’s employment terminates during the Period of Employment due to a Without Cause Termination or a Constructive Discharge within the twenty-four (24) month period following a Change of Control or a Special Change of Control, then the Company will provide Executive (or Executive’s surviving spouse, estate or personal representative, as applicable) the following payments and/or benefits upon such event: (i) Base Salary earned but unpaid as of the effective date of such termination of employment; (ii) a lump sum amount equal to twenty-four (24) months of Executive’s then current Base Salary; (iii) the “target incentive amount” under any executive annual incentive plan established by the Company for a fiscal year ending during the Benefits Continuation Period, and the same “target incentive amount” for any such executive annual incentive plan, pro-rated to the end of the Benefits Continuation Period, for a fiscal year commencing during but ending after the Benefit Continuation Period, or the equivalent under any bonus or variable compensation plan which may hereafter be adopted by the Company in lieu of such executive annual incentive plan; (iv) accelerated vesting of all stock options and restricted stock granted to Executive under any executive long term incentive plan established by the Company but not yet vested on the effective date of termination of employment, or at the Company’s option, the cash value of the stock options and restricted stock forfeited under such grants based on fair market value on the effective date of termination of employment; (v) accelerated vesting of all “target” restricted performance shares awarded to Executive under any executive long term incentive plan established by the Company that would be earned in the fiscal year of termination of employment or subsequent fiscal years, or at the Company’s option, the cash value of the “target” restricted performance shares forfeited under such awards based on fair market value on the effective date of termination of employment; (vi) coverage during the Benefits Continuation Period under the following employee benefit plans or provisions for comparable benefits outside such plans, but only to the extent comparable coverage is not provided by any new employer, for (x) the Company’s Group Health Insurance Program, (y) the LTD Plan (as provided under such plan, Executive shall be required to pay the premium), and (z) the Company’s Group Life and Accidental Death and Dismemberment Insurance (at the levels in effect at the date of termination of employment); (vii) all payments and benefits to which Executive may be entitled pursuant to the terms and conditions of the SERP; and (viii) all payments and benefits to which Executive may be entitled under the Company’s Non-Qualified Supplemental Benefit Plan.

(c)       Termination for Cause; Resignation. If Executive’s employment terminates due to a Termination for Cause (as defined below) or a Resignation (as defined below), Base Salary earned but unpaid as of the date of such termination will be paid to Executive in a lump sum and the Company will have no further obligations to Executive hereunder. In the event any termination of Executive’s employment for any reason, Executive if so requested by the Company agrees to assist in the orderly transfer of authority and responsibility to Executive’s successor.

(d)	For purposes of this Agreement, the following capitalized terms have the following meanings:

(i)        “Benefits Continuation Period” means that number of months which is equal to the number of months of Base Salary that Executive receives as a lump sum severance payment in accordance with Sections 9(a) or 9(b) hereof.

(ii)	“Change of Control” shall have the meaning set forth in the SERP.

(iii)    “Constructive Discharge” means: (A) any material failure by the Company to fulfill its obligations under this Agreement (including, without limitation, any reduction of the Base Salary, as the same may be increased during the Period of Employment, or other material element of compensation); (B) a material and adverse change to, or a material reduction of, Executive’s duties and responsibilities to the Company; or (C) the relocation of Executive’s primary office to any location more than fifty (50) miles from the Company’s principal executive offices. Executive will provide the Company a written notice which describes the circumstances being relied upon for all terminations of employment by Executive resulting from any circumstances claimed to be a Constructive Discharge thirty (30) days after the event giving rise to the notice. The Company will have thirty (30) days after receipt of such notice to remedy the situation prior to Executive’s termination of employment due to a Constructive Discharge.

(iv)      “Resignation” means a termination of Executive’s employment by Executive, other than in connection with Executive’s Disability pursuant to Section 7 hereof, Death pursuant to Section 8 hereof or Constructive Discharge pursuant to Sections 9(a) or 9(b) hereof.

(v)       “SERP” means the Company’s 1989 Supplemental Executive Retirement Plan, as amended or restated from time to time.

(vi)      A “Special Change of Control” shall be deemed to have occurred if a Person (as hereinafter defined) who was the beneficial owner (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended), directly or indirectly, of 33-1/3% or more of the Voting Power (as hereinafter defined) of the Company on January 1, 1989, ceases to have the Voting Power to elect a majority of the board of directors of the Company. For purposes of this subsection, each of the terms “Person” and “Voting Power” shall have the meaning ascribed to it by Section 6.3 of the SERP (as if it had been used in clause (b) of Section 6.2 of the SERP). For avoidance of doubt, it is understood by Executive and the Company that the only Person who was the beneficial owner, directly or indirectly, of 33-1/3% or more of the Voting Power of the Company on January 1, 1989, was composed of W. Bradford Wiley, Deborah E. Wiley, Peter Booth Wiley and William Bradford Wiley II (including trusts for which such any such persons serves as trustee); and it is further understood that as of the date hereof, such Person was composed of Deborah E. Wiley, Peter Booth Wiley and William Bradford Wiley II (including trusts for which any such person serves as trustee). Notwithstanding the foregoing, a Special Change of Control shall not be deemed to have occurred as a result of a “person” comprising such Person ceasing to have Voting Power to elect a majority of the Board of Directors of the Company so long as the other “person” or “persons” who compose such Person, in the aggregate, continue to have Voting Power to elect a majority of the board of directors of the Company.

(vii)     “Termination for Cause” means: (A) Executive’s refusal or willful and continued failure to substantially perform Executive’s material duties to the best of Executive’s ability under this Agreement (for reasons other than death or disability), in any such case after written notice thereof; (B) Executive’s gross negligence in the performance of Executive’s material duties under this Agreement; (C) any act of fraud, misappropriation, material dishonesty, embezzlement, willful misconduct or similar conduct; (D) Executive’s conviction of or plea of guilty or nolo contendere to a felony or any crime involving moral turpitude; or (E) Executive’s material and willful violation of any of the Company’s reasonable rules, regulations, policies, directions and restrictions.

(viii)   “Without Cause Termination” or “Terminated Without Cause” means termination of Executive’s employment by the Company other than in connection with Executive’s Disability pursuant to Section 7 hereof, death pursuant to Section 8 hereof or Constructive Discharge pursuant to Sections 9(a) or 9(b) hereof, or the Company’s Termination for Cause of Executive.

(e)       Conditions to Payment. All payments and benefits due to Executive under this Section 9 shall be contingent upon the execution by Executive (or Executive’s beneficiary or estate) of a general release of all claims to the maximum extent permitted by law against the Company, its affiliates, and their current and former officers, directors, employees and agents in such form as determined by the Company in its sole discretion.

(f)        No Other Payments. Except as provided in this Section 9, Executive shall not be entitled to receive any other payments or benefits from the Company due to the termination of Executive’s employment, including but not limited to, any employee benefits under any of the Company’s employee benefits plans or arrangements (other than at Executive’s expense under the Consolidated Omnibus Budget Reconciliation Act of 1985 or pursuant to the written terms of any pension benefit plan in which Executive is a participant in which the Company may have in effect from time to time) or any right to severance benefits.  Notwithstanding the foregoing sentence, in the event of a termination of employment by Executive under the circumstances described in Section 9(b) hereof following a Change of Control, nothing in this Agreement shall reduce Executive’s entitlement, if any, to any payment or benefit pursuant to the LTIP resulting from Executive’s termination of employment following a Change of Control.

(g)	Conditional Payments and Limitations.

(i)       In the event that (A) any payment or benefit received or to be received by Executive pursuant to the terms of this Agreement or of any other plan, arrangement or agreement of the Company (or any affiliate) (together, the “Payments”) would, in the opinion of independent tax counsel selected by the Company and reasonably acceptable to Executive (“Tax Counsel”), be subject to the excise tax (the “Excise Tax”) imposed by section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”) (in whole or in part), determined as provided below, and (B) the present value of the Payments is less than 115% of the present value of an amount calculated such that no portion of the Payments would be subject to the Excise Tax, then the Payments shall be reduced (but not below zero) until no portion of the payments would be subject to the Excise Tax. In the event that (C) the Payments would, in the opinion of Tax Counsel, be subject to the Excise Tax (in whole or in part), determined as provided below, and (D) the present value of the Payments is equal to or greater than 115% of the present value of an amount calculated such that no portion of the Payments would be subject to the Excise Tax, then the Company shall pay to Executive, at the time specified in Section 9(g)(vi) below, an additional amount (the “Gross-Up Payment”) such that the net amount retained by Executive, after deduction of the Excise Tax on the Covered Payments (as that term is defined below) and any federal, state and local income tax and Excise Tax upon the payment provided for by this Section 9(g), and any interest, penalties or additions to tax payable by Executive with respect thereto, shall be equal to the total present value of the Covered Payments at the time such Covered Payments are to be made.

(ii)       For purposes of determining whether any of the Payments will be subject to the Excise Tax and the amounts of such Excise Tax: (1) the total amount of the Payments shall be treated as “parachute payments” within the meaning of section 280G(b)(2) of the Code, and all “excess parachute payments” within the meaning of section 280G(b)(1) of the Code shall be treated as subject to the Excise Tax, except to the extent that, in the opinion of Tax Counsel, a Payment (in whole or in part) does not constitute a “parachute payment” within the meaning of section 280G(b)(2) of the Code, or such “excess parachute payments” (in whole or in part) are not subject to the Excise Tax; (2) the amount of the Payments that shall be treated as subject to the Excise Tax shall be equal to the lesser of (A) the total amount of the Payments or (B) the amount of “excess parachute payments” within the meaning of section 280G(b)(1) of the Code (after applying clause (1) hereof); and (3) the value of any noncash benefits or any deferred payment or benefit shall be determined by Tax Counsel in accordance with the principles of sections 280G(d)(3) and (4) of the Code.

(iii)     In the event that by reason of the application of this Section 9(g), the Payments to Executive shall be reduced, then Executive may select from among the Payments those Payments to be reduced.

(iv)      As used in this Section 9(g), the term “Covered Payments” shall mean the payments and/or benefits payable to Executive pursuant to the provisions of Sections 9(b)(i), 9(b)(ii), 9(b)(iii), 9(b)(iv) and 9(b)(vi) of this Agreement (but in the case of Section 9(b)(iv), only with respect to restricted performance shares awarded to Executive that have been earned prior to a Change of Control), the SERP and the Company’s Nonqualified Supplemental Benefit Plan. Covered Payments shall not include any payments and/or benefits other than those listed in the preceding sentence (including, without limitation, any payments and/or benefits under the EAIP or the LTIP), except as expressly provided above.

(v)       For purposes of determining the amount of the Gross-Up Payment, Executive shall be deemed to pay federal income taxes at the highest marginal rates of federal income taxation applicable to the individuals in the calendar year in which the Gross-Up Payment is to be made and state and local income taxes at the highest marginal rates of taxation applicable to individuals as are in effect in the state and locality of Executive’s residence in the calendar year in which the Gross-Up Payment is to be made, net of the maximum reduction in federal income taxes that can be obtained from deduction of such state and local taxes taking into account any limitations applicable to individuals subject to federal income tax at the highest marginal rates.

(vi)      The Gross-Up Payment provided for in Section 9(g)(i) hereof shall be made upon the earlier of (A) the making to Executive of any Payment or (B) the imposition upon Executive or payment by Executive of any Excise Tax.

(vii)     If it is established pursuant to a final determination of a court or an Internal Revenue Service proceeding or the opinion of Tax Counsel that the Excise Tax on Covered Payments is less than the amount taken into account under Section 9(g)(i) hereof, Executive shall repay to the Company within five days of Executive’s receipt of notice of such final determination or opinion the portion of the Gross-Up Payment attributable to such reduction (plus the portion of the Gross-Up Payment attributable to the Excise Tax and federal, state and local income tax imposed on the Gross-Up Payment being repaid by Executive if such repayment results in a reduction in Excise Tax or a federal, state and local income tax deduction) plus any interest received by Executive on the amount of such repayment. If it is established pursuant to a final determination of a court or an Internal Revenue Service proceeding or the opinion of Tax Counsel that the Excise Tax on Covered Payments exceeds the amount taken into account hereunder (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-Up Payment), the Company shall make an additional Gross-Up Payment in respect of such excess within five days of the Company’s receipt of notice of such final determination or opinion. Executive acknowledges that the timing of the Gross-Up Payment made by the Company to the Executive pursuant to Section 9(g) hereof is for the benefit of the Executive, and that any repayment of such Gross-Up Payment by Executive to the Company that may subsequently be required pursuant to this Section 9(g)(vii) is solely for the purposes of the Company’s recoupment of compensation that the Company overpaid to Executive.

10.	Other Duties of Executive During and After the Period of Employment.

(a)      Non-Competition and Non-Disclosure Agreement. Simultaneously with the execution of this Agreement, Executive agrees to execute and to comply with the terms of the Non-Competition and Non-Disclosure Agreement (hereinafter referred to as the “Non-Competition Agreement”) in the form provided to Executive by the Company. The terms and conditions of the Non-Competition Agreement are incorporated herein by reference and made a part of this Agreement as if fully set forth herein.

(b)       Agreement To Arbitrate. Simultaneous with the execution of this Agreement, Executive agrees to execute and to comply with the terms of the Agreement to Arbitrate (hereinafter referred to as the “Agreement to Arbitrate”) in the form provided to Executive by the Company. The terms and conditions of the Agreement to Arbitrate are incorporated herein by reference and made a part of this Agreement as if fully set forth herein.

11.       Indemnification. The Company will indemnify Executive to the fullest extent permitted by the laws of the state of the Company’s incorporation in effect at that time, or the certificate of incorporation and by-laws of Company, whichever affords the greater protection to Executive.

12.       Mitigation. Executive will not be required to mitigate the amount of any payment provided for hereunder by seeking other employment or otherwise, nor will the amount of any such payment be reduced by any compensation earned by Executive as the result of employment by another employer after the date Executive’s employment hereunder terminates.

13.       Withholding Taxes. Executive acknowledges and agrees that the Company may directly or indirectly withhold from any payments under this Agreement all federal, state, city or other taxes that will be required pursuant to any law or governmental regulation.

14.       Effect of Prior Agreements. This Agreement, together with the Non-Competition Agreement and the Agreement to Arbitrate, constitute the sole and entire agreements and understandings between Executive and the Company with respect to the matters covered thereby, and there are no other promises, agreements, representations, warranties or other statements between Executive and the Company in respect to such matters not expressly set forth in these agreements. These agreements supersede all prior and contemporaneous agreements, understandings or other arrangements, whether written or oral, concerning the subject matter thereof. Upon execution of this Agreement, Executive’s existing employment agreement with the Company shall be superceded by this Agreement in its entirety and shall be of no further force and effect.

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

36 Concord Avenue
Larchmont, NY 10538

Either of the parties hereto may at any time and from time to time change the address to which notices shall be sent hereunder by notice to the other party.

16.        Assignability. The obligations of Executive may not be delegated and, except as expressly provided in Section 8 hereof relating to the designation of a beneficiary in the event of death, Executive may not, without the Company’s written consent thereto, assign, transfer, convey, pledge, encumber, hypothecate or otherwise dispose of this Agreement or any interest therein. Any such attempted delegation or disposition shall be null and void and without effect. The Company and Executive agree that this Agreement and all of the Company’s rights and obligations hereunder may be assigned or transferred by the Company to and may be assumed by and become binding upon and may inure to the benefit of any affiliate of or successor to the Company. The term “successor” shall mean (with respect to the Company or any of its subsidiaries) any other corporation or other business entity which, by merger, consolidation, purchase of the assets, or otherwise, acquires all or a material part of the assets of the Company. Any assignment by the Company of its rights or obligations hereunder to any affiliate of or successor to the Company shall not be a termination of employment for purposes of this Agreement.

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

18.       Governing Law. This Agreement will be construed and interpreted pursuant to the laws of the State of New York, without regard to such State’s conflict of law rules.

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

IN WITNESS WHEREOF, the parties have caused this Agreement to be executed and delivered, effective as of the date first indicated above bya duly authorized officer of the Company.

EXECUTIVE:	JOHN WILEY & SONS, INC.

o/s Bonnie E. Lieberman	By:	o/s William J. Pesce
Signature		Signature

Bonnie E. Lieberman		William J. Pesce
Print name		Print name

3/13/03		President and Chief Executive Officer
Date signed		Title

4/28/03
Date signed

Exhibit 10.27

DEFERRED COMPENSATION PLAN OF

JOHN WILEY & SONS, INC.

March 1, 1995

DEFERRED COMPENSATION PLAN OF

JOHN WILEY & SONS, INC.

TABLE OF CONTENTS

Page

Article

INTRODUCTION

1.	DEFINITIONS	1

2.	PARTICIPATION	3

3.	DEFERRALS	4

4.	COMPANY CONTRIBUTIONS	6

5.	MAINTENANCE OF ACCOUNTS	7

6.	PAYMENT OF BENEFITS	9

7.	AMENDMENT OR TERMINATION	13

8.	GENERAL PROVISIONS	14

9.	SIGNATURE AND VERIFICATION 19

INTRODUCTION

This Deferred Compensation Plan of John Wiley & Sons, Inc. and all Affiliates and Subsidiaries (the "Plan") has been authorized and adopted by the Board of Directors to take effect March 1, 1995. The Plan is unfunded and is maintained by John Wiley & Sons, Inc. (the "Company") for the purpose of providing deferred compensation for a select group of management or highly-compensated employees of the Company under Title I of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

JOHN WILEY & SONS, INC.

ARTICLE I. DEFINITIONS

1.01	"Accounts" shall mean the Deferral Account and the Company Account.

1.02	"Administrative Committee" shall mean the person or persons appointed by the Board of Directors to administer the Plan as provided in Section 8.01.

1.03

"Affiliate" shall mean any company which is a member of a controlled group of corporations (as defined in Section 414(b) of the Code) which also includes as a member John Wiley & Sons, Inc.; any trade or business under common control (as defined in Section 414(c) of the Code) with John Wiley & Sons, Inc.; any organization (whether or not incorporated) which is a member of an affiliated service group (as defined in Section 414(m) of the Code) which includes John Wiley & Sons, Inc.; and any other entity required to be aggregated with John Wiley & Sons, Inc. pursuant to regulations under Section 414(o) of the Code.

1.04

"Base Salary" shall mean the Participant's annual base fixed compensation paid periodically during the calendar year, determined prior to any pre-tax contributions under a "qualified cash or deferred arrangement" (as defined under Section 401(k) of the Internal Revenue Code and its applicable regulations) or under a "cafeteria plan" (as defined under Section 125 of said Code and its applicable regulations), but excluding any Bonus or other form of special pay.

1.05

"Beneficiary" shall mean the person or persons designated by an Eligible Executive pursuant to the provisions of Section 6.06 in a time and manner determined by the Administrative Committee to receive the amounts, if any, payable under the Plan upon the death of the Eligible Employee.

1.06	"Bonus" shall mean a cash Performance Bonus.

1.07	"Board of Directors" or "Board" shall mean the Board of Directors of John Wiley & Sons, Inc.

1.08

"Change of Control" shall be deemed to have occurred if (a) any "Person" (as defined in Section 6.07(b)) hereafter becomes the beneficial owner (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), directly or indirectly, of 25% or more of the Company's then outstanding shares of Class B Common Stock (and such Person did not have such 25% or more beneficial ownership on January 1, 1989) and the number of shares of Class B Common Stock so owned is equal to or greater than the number of shares of Class B Common Stock then owned by any other Person, or (b) individuals who constitute the Board of Directors on the date hereof (the "Incumbent Board") cease for any reason to constitute at least 64% of the full Board, provided that any person becoming a director subsequent to the date hereof whose election or nomination for election by the Company's shareholders was approved by a vote of at least 64% of the directors comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director, without objection to such nomination) shall, for purposes of this clause (b), be considered as though such person were a member of the Incumbent Board.

1.09

"Company" shall mean John Wiley & Sons, Inc., a New York corporation, and any successor thereto, with respect to its employees and such Affiliates and Subsidiaries authorized by the Board of Directors to participate in the Plan, with respect to their employees.

1.10

"Company Account" shall mean the bookkeeping account maintained for each Participant to record the amount of Company Contributions credited to a Participant in accordance with Article 4, adjusted pursuant to Article 5.

1.11	"Company Contributions" shall mean the amount of contributions credited on behalf of a Participant pursuant to Section 4.01.

1.12	"Compensation Committee" shall mean the Governance and Compensation Committee of the Board of Directors (formally known as the Executive Compensation and Development Committee).

1.13

"Deferral Account" shall mean the bookkeeping account maintained for each Participant to record the amount of Base Salary and/or Bonus such Participant has elected to defer in accordance with Article 3, adjusted pursuant to Article 5.

1.14

"Deferral Agreement" shall mean the completed agreements, including any amendments, attachments and appendices thereto, in such form approved by the Plan Administrator, between an Eligible Executive and the Company, under which the Eligible Executive agrees to defer a portion of his Base Salary or Bonus under the Plan.

1.15	"Deferrals" shall mean the amount of deferrals credited to a Participant pursuant to Section 3.02.

1.16	"Effective Date" shall mean March 1, 1995.

1.17	"Eligible Executive" shall mean an employee of the Company designated as eligible to participate in this Plan by the Compensation Committee.

1.18	"Participant" shall mean, except as otherwise provided in Article 2, each Eligible Executive who has executed a Deferral Agreement pursuant to the requirements of Section 2.01.

1.19

"Performance Bonus" shall mean the amount, if any, awarded to an employee of the Company under the Company's performance bonus program, long-term bonus program or other bonus program approved by the Compensation Committee, including but not limited to the Executive Annual Incentive Plan and the Executive Long Term Incentive Plan.

1.20	"Plan" shall mean the Deferred Compensation Plan of John Wiley & Sons, Inc. as set forth in this document, as it may be amended from time to time.

1.21	"Plan Administrator" shall mean the individual(s) appointed by the Administrative Committee with the responsibilities set forth in this Plan.

1.22	"Plan Year" shall mean the calendar year, except that the first Plan Year shall begin on the Effective Date.

1.23	"Valuation Date" shall mean the last business day of each calendar quarter following the Effective Date, or such other day as the Plan Administrator may determine.

ARTICLE 2. PARTICIPATION

2.01	In General

(a)

An Eligible Executive shall become a Participant as of the date such Eligible Executive first files a Deferral Agreement with the Plan Administrator; provided, however, such Deferral Agreement shall be effective for purposes of deferring Base Salary or Bonus only as provided in Article 3.

(b)

The Deferral Agreement shall be in writing and be properly completed upon a form approved by the Plan Administrator who shall be the sole judge of the proper completion thereof. Such Deferral Agreement shall provide, subject to the limitation specified in Section 3.02(a), for the deferral of a portion of the Eligible Executive's Base Salary and Bonus and shall include such other provisions as the Administrative Committee deems appropriate.

2.02	Termination of Participation

(a)

Participation shall cease upon termination of a Participant's employment with the Company, unless the Participant is entitled to benefits under the Plan, in which event his participation shall terminate when those benefits are distributed to him.

(b)

If a former Participant whose participation in the Plan ceased under Section 2.02(a) is reemployed as an Eligible Executive, the former Participant may again become a Participant in accordance with the provisions of Section 2.01.

ARTICLE 3. DEFERRALS

3.01	Filing Requirements

(a)

Prior to the close of business on December 15 in any Plan Year, an Eligible Executive may elect, subject to Section 3.02(a) below, to defer a portion of his Base Salary that is otherwise earned and payable in the next calendar year or a portion of his Bonus payable in the next calendar year by filing a Deferral Agreement with the Plan Administrator. If December 15 does not fall on a business day, such filing must be made by the close of business on the last prior business day. If an employee becomes an Eligible Executive after January 1 in any year, he may elect to defer Base Salary or Bonus for that year by filing a Deferral Agreement with the Plan Administrator prior to the close of business on the thirtieth business day following the date he becomes an Eligible Executive; provided, however, that Bonus may be deferred only if the amount of Bonus for that Plan Year has not already been determined by appropriate action of the Board of Directors of the Company. Notwithstanding any other provision to the contrary, an election to defer any part of Base Salary or Bonus payable in the 1995 Plan Year filed with the Plan Administrator on or before the Effective Date shall be effective only with respect to Base Salary earned and payable on or after the Effective Date and Bonus paid after the Effective Date; provided, however, that Bonus may be deferred only if the amount of Bonus for that Plan Year has not already been determined by appropriate action of the Board of Directors of the Company.

(b)

A Participant's election to defer a portion of Base Salary or Bonus for any Plan Year shall become irrevocable on the last day the deferral of such Base Salary or Bonus may be elected under Section 3.01(a). A Participant may revoke or change his election to defer a portion of Base Salary or Bonus at any time prior to the date the election becomes irrevocable. Any such revocation or change shall be made in a form and manner determined by the Plan Administrator.

(c)

Except as to a Participant who becomes an Eligible Executive after January 1 of the then current Plan Year, a Participant's Deferral Agreement shall apply only with respect to Base Salary earned in the Plan Year following the Plan Year in which the Deferral Agreement is filed with the Plan Administrator under Section 3.01(a). A Participant's Deferral Agreement shall only apply to a Bonus determined after the Deferral Agreement is filed with the Plan Administrator under Section 3.01(a). An Eligible Executive must file, in accordance with the provisions of Section 3.01(a), a new Deferral Agreement for each Plan Year the Eligible Executive desires to defer a portion of Base Salary or Bonus.

(d)

If a Participant ceases to be an Eligible Executive but continues to be employed by the Company, he shall continue to be a Participant and his Deferral Agreement currently in effect for the Plan Year shall remain in force for the remainder of such Plan Year, but such Participant shall not be eligible to defer any portion of his Base Salary or Bonus earned in a subsequent Plan Year until such time as he shall once again become a Eligible Executive.

(e)	Notwithstanding anything in this Plan to the contrary, if an Eligible Executive

(i)

receives a withdrawal of deferred cash contributions on account of hardship from any plan which is maintained by the Company and which meets the requirements of Section 401(k) of the Internal Revenue Code (or any successor thereto) and

(ii)

is precluded from making contributions to such 401(k) plan for at least 12 months after receipt of the hardship withdrawal, no amounts shall be deferred under this Plan under the Eligible Executive's Deferral Agreements with respect to Base Salary or Bonus until such time as the Eligible Executive is again permitted to contribute to such 401(k) plan. Any Base Salary or Bonus payment which would have been deferred pursuant to a Deferral Agreement but for the application of this Section 3.01(e) shall be paid to the Eligible Executive as if he had not entered into the Deferral Agreement.

3.02	Amount of Deferral

(a)

An Eligible Executive may defer up to 25% of Base Salary and up to 100% of Bonus, provided the total amount of Bonus and Base Salary deferred in a calendar year shall not exceed 25% of the sum of the Eligible Executive's projected Base Salary for such calendar year and the Bonus received by the Eligible Executive in such calendar year.

(b)

At the direction of the Compensation Committee, the Administrative Committee may establish such other maximum or minimum limits on the amount of Base Salary or Bonus which may be deferred and/or the timing of such deferral. Eligible Executives shall be given written notice of any such limits at least ten business days prior to the date they take effect.

3.03	Crediting to Deferral Account

The amount of Deferrals shall be credited to such Participant's Deferral Account no later than the first business day of the first calendar month following the date the Base Salary or Bonus would have been paid to the Participant in the absence of a Deferral Agreement.

3.04	Vesting

Except as otherwise provided in Section 8.11, a Participant shall at all times be 100% vested in his Deferral Account.

ARTICLE 4. COMPANY CONTRIBUTIONS

4.01	Amount of Company Contributions

To the extent the Company is prevented from making Company Contributions under Section 3.03 of the John Wiley & Sons Inc. Employee's Savings Plan on behalf of a Participant in any calendar year in which he is a Participant hereunder by reasons of the limitation imposed on contributions by Section 402(g)(1) of the Internal Revenue Code or the limitation on compensation imposed by Section 401(a)(17) of said Code, such excess Company Contributions will be credited under this Plan with respect to deferrals made regarding Base Salary pursuant to Section 3.01 of this Plan, to the extent the amount of such Deferrals when added to the amount of deferred cash contributions the Participant has made under the John Wiley & Sons Inc. Employees' Savings Plan during such calendar year do not exceed the amount of deferred cash contributions the Participant would have made pursuant to his deferred cash contribution election in effect under the John Wiley & Sons Inc. Employees' Savings Plan during such calendar year, without reference to the limitation imposed on contributions by Section 402(g)(1) of the Internal Revenue Code or the limitation imposed on compensation by Section 401(a)(17) of said Code.

4.02	Crediting to Company Account

The Company Contributions determined pursuant to Section 4.01 shall be credited to a Participant's Company Account as soon as administratively practicable following the close of each calendar year.

4.03	Vesting

Except as otherwise provided in Section 8.11, a Participant shall vest in the Company Contributions made on his behalf under Section 4.01, adjusted pursuant to Article 5, at the same rate at which such contributions would have vested under the John Wiley & Sons, Inc. Employees' Savings Plan had they been contributed thereunder. In the event a Participant terminates employment prior to vesting in all or any part of the Company Contributions made on his behalf, such Company Account shall be forfeited to the Company and shall not be restored if the Participant is subsequently re-employed by the Company.

ARTICLE 5. MAINTENANCE OF ACCOUNTS

5.01	Adjustment of Account

(a)

As of each Valuation Date, each Deferral Account and each Company Account shall be credited or debited with the amount of earnings or losses with which such Accounts would have been credited or debited, assuming it had been invested in one or more investment funds, or earned the rate of return of one or more indices of investment performance, designated by the Administrative Committee and elected by the Participant pursuant to Section 5.02 for purposes of measuring the investment performance of his Accounts.

(b)

The Administrative Committee shall designate at least one investment fund or index of investment performance and may designate other investment funds or investment indices to be used to measure the investment performance of a Participant's Accounts. The designation of any such investment funds or indices shall not require the Company to invest or earmark their general assets in any specific manner. The Administrative Committee may change the designation of investment funds or indices from time to time, in its sole discretion, and any such change shall not be deemed to be an amendment affecting Participants' rights under Section 7.02.

5.02	Investment Performance Elections

In the event the Administrative Committee designates more than one investment fund or index of investment performance under Section 5.01, each Participant shall file an investment election with the Plan Administrator with respect to the investment of his Deferrals and Company Contributions within such time period and on such form as the Administrative Committee may prescribe. The election shall designate the investment fund or funds or index or indices of investment performance which shall be used to measure the investment performance of the Participant's Deferrals.

5.03	Changing Investment Elections

(a)

A Participant may change his election in Section 5.02 used to measure the investment performance of his future Deferrals and Company Contributions, no more than four times in any calendar year, by filing an appropriate written notice with the Plan Administrator at least 15 days in advance of the date such election is effective. The notice shall be effective as of the beginning of the first payroll period of the first calendar quarter following the date the notice is filed with the Plan Administrator.

(b)

A Participant may change his election of the investment fund or funds or index or indices of investment performance used to measure the future investment performance of his existing account balance, by filing an appropriate written notice with the Plan Administrator at least 15 days in advance of the date such election is effective. The election shall be effective as of the first business day of the calendar quarter following the month in which the notice is filed.

5.04	Individual Accounts

The Plan Administrator shall maintain, or cause to be maintained on its books, records showing the individual balance of each Participant's Accounts. At least once a year each Participant shall be furnished with a statement setting forth the value of his Accounts.

5.05	Valuation of Accounts

(a)

The Plan Administrator shall value or cause to be valued each Participant's Accounts at least quarterly. On each Valuation Date there shall be allocated to the Accounts of each Participant the appropriate amount determined in accordance with Section 5.01.

(b)

Whenever an event requires a determination of the value of Participant's Accounts, the value shall be computed as of the Valuation Date coincident with, or immediately following, the date of the event.

ARTICLE 6. PAYMENT OF BENEFITS

6.01	Commencement of Payment

The distribution of the Participant's Account or any designated portion thereof shall commence, pursuant to Section 6.03, on or after the occurrence of the earlier of (i) or (ii) as designated by the Participant on his Deferral Agreement:

(i)	the Participant's termination of employment with the Company and all Affiliates or

(ii)	a designated date not later than his attainment of age 70-1/2.

In the event a Participant elects (ii) above, he may not elect a date less than five (5) years subsequent to the date he executed the Deferral Agreement, and in the event such Participant terminates employment prior to such designated date, the distribution of his Account shall commence, pursuant to Section 6.03, as soon as practicable after his termination of employment. A Participant shall not change his designation of the event which entitles him to distribution of his Account.

6.02	Hardship

Payment of a Participant's Accounts shall not commence prior to a Participant's termination of employment, except that the Administrative Committee may, if it determines a severe unforeseeable financial hardship exists, approve a request by the Participant for a withdrawal from his Deferral Account. Such request shall be made in a time and manner determined by the Administrative Committee. The payment made from a Participant's Deferral Account pursuant to the provisions of this Section 6.02 shall not be in excess of the amount necessary to meet such financial hardship of the Participant, including amounts necessary to pay any federal, state or local income taxes.

6.03	Method of Payment - Deferral Account

(a)

Except as otherwise provided in paragraphs (b), (c) and (d) below, payment of a Participant's Deferral Account shall be made in approximately equal annual installments for a period of fifteen years. During such payment period, the Participant's Deferral Account shall continue to be credited with earnings or losses as described in Section 5.01. Notwithstanding the foregoing, a Participant may, subject to the approval of the Administrative Committee, elect to receive the balance of his Deferral Account or a designated portion thereof in one lump sum payment in lieu of receiving such designated amounts in installment payments, provided that such election is irrevocably made in writing and filed with the Administrative Committee at least two calendar years prior to the year in which the Participant's date of termination of employment occurs. The first installment or lump sum payment shall be made as soon as administratively practicable following the Valuation Date coincident with or next following the date the Participant terminates employment and subsequent installments, if any, shall be determined as of the last business day of each calendar year and shall be paid as soon as administratively practicable thereafter. The amount of each installment shall equal the balance in the Participant's Deferral Account as of each Valuation Date of determination divided by the number of remaining installments (including the installment being determined).

(b)

Notwithstanding the foregoing, if a Participant voluntarily terminates employment prior to the attainment of age 55, the Participant's Deferral Account shall be distributed to him, at the discretion of the Administrative Committee which shall be based on written criteria approved by the Compensation Committee, in one lump sum payment as soon as administratively practicable following the Valuation Date coincident with or next following the date the Participant terminates employment.

(c)

If a distribution of all or a specified portion of the Participant's Deferral Account is to commence prior to his termination of employment pursuant to clause (ii) of Section 6.01, such distribution shall be made in a lump sum payment as soon as practicable following the Valuation Date coincident with or next following the designated date.

(d)

If a Participant dies before payment of the entire balance of his Deferral Account, an amount equal to the unpaid portion thereof as of the date of his death shall be payable in one lump sum to his Beneficiary as soon as practicable after the Valuation Date coincident with or next following the Participant's date of death.

6.04	Method of Payment - Company Account

(a)

Upon termination of employment with the Company and all Affiliates, the amount credited to a Participant's Company Account, to the extent vested under the terms of the Savings Plan, shall be distributed to the Participant in one lump sum payment as soon as practicable after the Valuation Date coincident with or next following the date the Participant incurs such termination of employment.

(b)

In the event the Participant terminates employment for reasons other than death prior to vesting in all or any part of the amount to the credit of his Company Account, such nonvested amount shall be forfeited.

(c)

A Participant's Company Account shall be payable to his Beneficiary as soon as practicable after the Valuation Date coincident with or next following his date of death. The Company Account shall be paid to his Beneficiary in a single lump sum payment.

6.05	Tax Increases

Notwithstanding the provisions of Sections 6.01 and 6.02, in the event a Participant's Deferral Account is being paid in installment payments under Section 6.03, and during said payout period Federal personal income tax rates for the highest marginal tax rate are scheduled to increase by 3 or more percentage points, at the direction of the Compensation Committee, any remaining installment payments to be paid after the effective date of such increase shall be paid in one lump sum prior to said effective date.

6.06	Designation of Beneficiary

Each Participant shall file with the Plan Administrator a written designation of one or more persons as the Beneficiary who shall be entitled to receive the amount, if any, payable under the Plan upon his death pursuant to Sections 6.03 and 6.04. A Participant may, from time to time, revoke or change his Beneficiary designation without the consent of any prior Beneficiary by filing a new designation with the Plan Administrator. The last such designation received by the Plan Administrator shall be controlling; provided, however, that no designation, or change or revocation thereof, shall be effective unless received by the Plan Administrator prior to the Participant's death, and in no event shall it be effective as of a date prior to such receipt. If no such Beneficiary designation is in effect at the time of a Participant's death, or if no designated Beneficiary survives the Participant, the Participant's estate shall be deemed to have been designated his Beneficiary and shall receive the payment of the amount, if any, payable under the Plan upon his death.

6.07	Change of Control

(a)

In the event there is a Change of Control and, following such Change of Control, (i) the Participant's employment is terminated by the Company except for "Cause" (as hereinafter defined) or (ii) the Participant terminates his employment for "Good Reason" (as hereinafter defined), then notwithstanding any other provisions of the Plan to the contrary and in lieu of any other benefit to which the Participant may be entitled under the Plan, the Participant shall receive a lump sum payment, payable within 60 days after such termination of employment equal to the balance of his Accounts.

(b)

The term "Person" shall mean and include any individual, corporation, partnership, group, association or other "person", as such term is used in Section 14(d) of the Exchange Act, other than the Company, an Affiliate of the Company or any employee stock option plan or other employee benefit plan(s) sponsored or maintained by the Company or any Affiliate, except that for purposes of clause (a) of Section 1.08, a Person shall not be deemed to be a new or different Person by reason of a change or changes in the composition of the "persons" constituting a Person unless a majority of the Incumbent Board (at a meeting of the directors or by written action signed by such majority) determines that a Change of Control has occurred.

(c)

Termination of a Participant's employment by the Company for "Cause" shall mean termination upon (i) the willful and continued failure by the Participant to substantially perform his duties with the Company to the best of his ability (other than any such failure resulting from his incapacity due to physical or mental illness), after a demand for such performance is delivered to the Participant by the Chairman of the Board or President of the Company which specifically identifies the manner in which such executive believes that the Participant has not substantially performed his duties to the best of his ability, or (ii) the willful engaging by the Participant in illegal misconduct materially and demonstrably injurious to the Company. For purposes of this paragraph, no act, or failure to act, on the Participant's part shall be considered "willful" unless done, or omitted to be done, by the Participant not in good faith and without reasonable belief that his action or omission was lawful and in the best interest of the Company. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or based upon the advice of counsel for the Company shall be conclusively presumed to be lawful and done, or omitted to be done, by the Participant in good faith and in the best interest of the Company. Notwithstanding the foregoing, the Participant shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to the Participant a notice of termination containing or having attached thereto a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board at a meeting of the Board called and held for the purpose (after reasonable notice to the Participant and an opportunity for the Participant, together with his counsel, to be heard before the Board), finding that in the good faith opinion of the Board the Participant was guilty of conduct set forth above in clauses (i) and (ii) of this Paragraph (c) and specifying the particulars thereof in detail.

(d)	"Good Reason" for a Participant to terminate his employment shall mean:

(i)

an adverse change in the Participant's status or position(s) as an executive of the Company as in effect immediately prior to the Change of Control, including, without limitation, any adverse change in his status or position as a result of a material diminution in his duties or responsibilities or a material change in his business location or the assignment to him of any duties or responsibilities which are inconsistent with such status or position, or any removal of the Participant from or any failure to reappoint or reelect him to any office or position previously held;

(ii)

a reduction by the Company in the Participant's Base Salary as in effect immediately prior to the Change in Control or in the number of vacation days to which the Participant is then entitled under the Company's normal vacation policy as in effect immediately prior to the Change in Control;

(iii)

the taking of any action by the Company (including the elimination of a plan without providing substitutes therefor or the reduction of the Participant's awards thereunder) that would substantially diminish the aggregate projected value of the Participant's awards under the Company's incentive, bonus, stock option or restricted stock plans in which the Participant was participating at the time of a Change of Control of the Company;

(iv)

the taking of any action by the Company that would substantially diminish the aggregate value of the benefits provided the Participant under the Company's medical, health, accident, disability, life insurance, thrift or retirement plans in which the Participant was participating at the time of a Change of Control of the Company; or

(v)

substantial and continuing harassment of the Participant by other Company personnel, including but not limited to verbal abuse, insulting or demeaning verbal and written communications, and orders or directions which are clearly inappropriate to the Participant's executive status, provided the Participant gives the Company written notice of such harassment in reasonable detail and the Company fails to promptly take corrective action to stop such harassment.

(e)

In the event the amount which a Participant is entitled to receive pursuant to paragraph (a) of this Section 6.07 is not paid in full to the Participant within 60 days after termination of his employment, then the Participant shall also be entitled to recover from the Company reasonable legal expenses and disbursements incurred in establishing his right to and collecting such amount.

ARTICLE 7. AMENDMENT OR TERMINATION

7.01	Right to Terminate

The Company may, by action of the Board of Directors, terminate this Plan and the related Deferral Agreements at any time. In the event the Plan and related Deferral Agreements are terminated, each Participant or Beneficiary shall receive a single sum payment in cash equal to the balance of the Participant's Accounts. The single sum payment shall be made as soon as practicable following the date the Plan is terminated and shall be in lieu of any other benefit which may be payable to the Participant or Beneficiary under this Plan. Any action to terminate the Plan by the Board of Directors shall be taken in such manner as may be permitted under the by-laws of the Company.

7.02	Right to Amend

The Company may, by action of the Board of Directors, amend this Plan and the related Deferral Agreements in any way on 30 days prior notice to the Participants. If any amendment to this Plan or to the Deferral Agreements shall adversely affect the rights of a Participant, such Participant must consent in writing to such amendment prior to its effective date. If such Participant does not consent to the amendment, the Plan and related Deferral Agreements shall be deemed terminated with respect to such Participant and he shall receive a single sum payment of his Accounts in cash as soon thereafter as is practicable. Notwithstanding the foregoing, a change in any investment fund or index under Section 5.01 or the imposition of additional limits upon future deferral elections shall not be deemed to adversely affect any Participant's rights. Any action to amend the Plan by the Board of Directors shall be taken in such manner as may be permitted under the by-laws of the Company.

7.03	Uniform Action

Notwithstanding anything in this Plan to the contrary, any action to amend or terminate the Plan or the Deferral Agreements must be taken in a uniform and nondiscriminatory manner.

ARTICLE 8. GENERAL PROVISIONS

8.01	Administration

(a)

This Plan shall be administered by the Plan Administrator appointed by the Administrative Committee. The Administrative Committee shall establish rules for the administration of the Plan and shall have full discretionary authority to interpret and construe the Plan. The Plan Administrator shall take any other action necessary to the proper operation of the Plan.

(b)

Prior to paying any benefit under this Plan, the Plan Administrator may require the Participant or Beneficiary to provide such information or material as the Plan Administrator, in his sole discretion, shall deem necessary to make any determination he may be required to make under this Plan. The Plan Administrator may withhold payment of any benefit under this Plan until it receives all such information and material and is reasonably satisfied of its accuracy.

(c)	Any dispute between a Participant or Beneficiary and the Plan Administrator shall be subject to resolution by determination of the Administrative Committee.

(d)	All acts and decisions of the Administrative Committee shall be final, conclusive and binding upon all Participants, former Participants, Beneficiaries, and employees of the Company.

8.02	Funding

(a)

All amounts payable in accordance with this Plan shall constitute a general unsecured obligation of the Company. Such amounts, as well as any administrative costs relating to the Plan, shall be paid out of the general assets of the Company, to the extent not paid by a grantor trust established pursuant to paragraph (b) below.

(b)

The Company may, for administrative reasons, establish a grantor trust for the benefit of Participants participating in the Plan. The assets of said trust will be held separate and apart from other Company funds, and shall be used exclusively for the purposes set forth in the Plan and the applicable trust agreement, subject to the following conditions:

(i)	the creation of said trust shall not cause the Plan to be other than "unfunded" for purposes of Title I of ERISA;

(ii)	the Company shall be treated as "grantor" of said trust for purposes of Section 677 of the Internal Revenue Code of 1986, as amended (the "Code"); and

(iii)

said trust agreement shall provide that its assets may be used to satisfy claims of the Company's general creditors, and the rights of such general creditors are enforceable by them under federal and state law.

8.03	No Contract of Employment

The existence of this Plan or of a Deferral Agreement does not constitute a contract for continued employment between an Eligible Executive or a Participant and the Company. Except as otherwise limited by the terms of any valid employment contract or agreement entered into between the Company and an Eligible Executive or Participant, the Company reserves the right to modify an Eligible Executive's or Participant's remuneration and to terminate an Eligible Executive or a Participant for any reason and at any time, notwithstanding the existence of this Plan or of a Deferral Agreement.

8.04	Withholding Taxes

All payments under this Plan shall be net of an amount sufficient to satisfy any federal, state or local tax withholding requirements.

8.05	Nonalienation

Except insofar as may otherwise be required by law, no amount payable at any time under the Plan shall be subject in any manner to alienation by anticipation, sale, transfer, assignment, bankruptcy, pledge, attachment, charge or encumbrance of any kind nor in any manner be subject to the debts or liabilities of any person and any attempt to so alienate or subject any such amount, whether presently or thereafter payable, shall be void. If any person shall attempt to, or shall, alienate, sell, transfer, assign, pledge, attach, charge or otherwise encumber any amount payable under the Plan, or any part thereof, or if by reason of his bankruptcy or other event happening at any such time such amount would be made subject to his debts or liabilities or would otherwise not be enjoyed by him, then the Administrative Committee, if it so elects, may direct that such amount be withheld and that the same or any part thereof be paid or applied to or for the benefit of such person, his spouse, children or other dependents, or any of them, in such manner and proportion as the Administrative Committee deems proper.

8.06	Claims Procedure

The Plan Administrator shall provide adequate notice in writing to any Participant, former Participant or Beneficiary whose claim for a withdrawal or payment under this Plan has been denied, setting forth the specific reasons for such denial. A reasonable opportunity shall be afforded to any such Participant, former Participant or Beneficiary for a full and fair review by the Administrative Committee of a decision denying the claim. The Administrative Committee's decision on any such review shall be final and binding on the Participant, former Participant or Beneficiary and all other interested persons.

8.07	Competency

If the Administrative Committee shall find that any person to whom any amount is or was payable hereunder is unable to care for his affairs because of illness or accident, or had died, then the Administrative Committee, if it so elects, may direct that any payment due him or his estate (unless a prior claim therefore has been made by a duly appointed legal representative) or any part thereof be paid or applied for the benefit of such person to his spouse, children or other dependents, to an institution maintaining or having custody of such person, or to any other person deemed by the Plan Administrator to be a proper recipient on behalf of such person otherwise entitled to payment, in such manner and proportion as the Administrative Committee may deem proper. Any such payment shall be in complete discharge of the liabilities of the Company and the Plan therefor.

8.08	Limitation of Liability

The Company, the members of the Compensation Committee and of the Administrative Committee, the Plan Administrator, and any officer, employee or agent of the Company shall not incur any liability individually or on behalf of any other individuals or on behalf of the Company for any act or failure to act, made in good faith in relation to this Plan.

8.09	Indemnification

The Company, the members of the Compensation Committee and of the Administrative Committee, the Plan Administrator, and the officers, employees and agents of the Company shall, unless prohibited by any applicable law, be indemnified against any and all liabilities arising by reason of any act or failure to act in relation to the Plan including, without limitation, expenses reasonably incurred in the defense of any claim relating to the Plan, amounts paid in any compromise or settlement relating to the Plan and any civil penalty or excise tax imposed by any applicable statue, if:

(a)	the act or failure to act shall have occurred

(i)	in the course of the person's service as an officer, employee or agent of the Company or as a member of the Compensation Committee or of the Administrative Committee, or as the Plan Administrator, or

(ii)

in connection with a service provided with or without charge to the Plan or to the Participants or Beneficiaries of the Plan, if such service was requested by the Compensation Committee or the Administrative Committee or the Plan Administrator; and

(b)	the act or failure to act is in good faith and in, or not opposed to, the best interests of the Company.

This determination shall be made by the Company and, if such determination is made in good faith and not arbitrarily or capriciously, shall be conclusive.

The foregoing indemnification shall be from the assets of the Company. However, the Company's obligation hereunder shall be offset to the extent of any otherwise applicable insurance coverage under a policy maintained by the Company or any other person, or other source of indemnification.

8.10	Payment of Expenses

All administrative expenses of the Plan and all benefits under the Plan shall be paid from the general assets of the Company.

8.11	Forfeiture for Cause

In the event that a Participant shall at any time be convicted of a crime involving dishonesty or fraud on the part of such Participant in his relationship with the Company or an Affiliate, all benefits that would otherwise be payable to him under the Plan shall be forfeited. The determination as to whether a Participant has been convicted of a crime involving dishonesty or fraud on the part of the Participant in his relationship with the Company or an Affiliate shall be made by the Administrative Committee in a fair and reasonable manner and the decision of the Administrative Committee with respect thereto shall be conclusive.

8.12	Mergers/Transfers

This Plan shall be binding upon and inure to the benefit of the Company and its successors and assignees and the Eligible Executive, his designees and his estate. Nothing in this Plan shall preclude the Company from consolidating or merging into or with, or transferring all or substantially all of its assets to, another corporation which assumes this Plan and all obligations of the Company hereunder. Upon such a consolidation, merger or transfer of assets and assumption, the term "Company" shall refer to such other corporation and this Plan shall continue in full force and effect.

8.13	Elections

All elections, designations, requests, notices, instructions, and other communications from an Eligible Executive or other person to the Plan Administrator required or permitted under the Plan shall be in such form as is prescribed from time to time by the Plan Administrator, shall be mailed by first-class mail or delivered to such location as shall be specified by the Plan Administrator, and shall be deemed to have been given and delivered only upon actual receipt thereof at such location.

8.14	Acceleration of Payment

Notwithstanding any other provision of the Plan to the contrary, the Company shall make payments hereunder to a Participant before such payments are otherwise due if it determines, based on a change in the tax or revenue laws of the United States of America, a published ruling or similar announcement issued by the Internal Revenue Service, a regulation issued by the Secretary of the Treasury or his delegate, a decision by a court of competent jurisdiction involving a Participant or Beneficiary, or a closing agreement made under Code Section 7121 that is approved by the Internal Revenue Service and involves a Participant or Beneficiary, that a Participant or Beneficiary has recognized or will recognize income for federal income tax purposes with respect to amounts that are or will be payable to him under the Plan before they are paid to him.

8.15	Insurance Products

The Company may require each Eligible Executive to assist it in obtaining life insurance policies on the lives of each Eligible Executive, which policies would be owned by, and be payable to, the Company. The Eligible Executive may be required to complete an application for life insurance, furnish underwriting information including medical examinations by a life insurance company-approved examiner, and authorize release of medical history to the life insurance company's underwriter, as designated by the Company. An Eligible Executive shall have no right or interest in such policies or the proceeds thereof.

8.16

The Compensation Committee shall have the right to terminate the Plan and the Deferral Agreements if it determines based on change in the tax or revenue laws of the United States of America, a published ruling or similar announcement issued by the Internal Revenue Service, a regulation issued by the Secretary of the Treasury or his delegate or a decision by a court of competent jurisdiction involving the Company, that the Company will recognize income for federal income tax purposes with respect to any reserves accumulated under any life insurance policies on the lives of the Eligible Executive, which policies are owned and payable to the Company.

8.17	Construction

(a)

The Plan is intended to constitute an unfunded deferred compensation arrangement for a select group of management or highly compensated employees and therefore exempt from the requirements or Sections 201, 301 and 401 of ERISA. All rights hereunder shall be governed by and construed in accordance with the laws of the State of New York.

(b)	The masculine pronoun shall mean the feminine wherever appropriate.

(c)	The captions preceding the sections and articles hereof have been inserted solely as a matter of convenience and in no way define or limit the scope or intent of any provisions of the Plan.

ARTICLE 9. SIGNATURE AND VERIFICATION

IN WITNESS WHEREOF, John Wiley & Sons, Inc. has caused this Plan to be executed this 30th day of _March_, 1995.

o/s William J Arlington

Attest: o/s Anthony Brisbin

Exhibit 21

SUBSIDIARIES OF JOHN WILEY & SONS, INC.(1)

Jurisdiction
In Which
Incorporated

John Wiley & Sons International Rights, Inc.	Delaware
JWS HQ, LLC	New Jersey
JWS DCM, LLC	New Jersey
Wiley-Liss, Inc.	Delaware
Wiley Publishing Services, Inc.	Delaware
Wiley Periodicals, Inc.	Delaware
Wiley Subscription Services, Inc.	Delaware
WWL Corp.	Delaware
John Wiley & Sons (Asia) Pte. Ltd.	Singapore
John Wiley & Sons Australia, Ltd.	Australia
John Wiley & Sons Canada Limited	Canada
John Wiley & Sons (HK) Limited	Hong Kong
Wiley HMI Holdings, Inc.	Delaware
Wiley Europe Investment Holdings, Ltd.	United Kingdom
Wiley U.K. (Unlimited Co.)	United Kingdom
Wiley Europe Ltd.	United Kingdom
John Wiley & Sons, Ltd.	United Kingdom
Wiley Heyden Ltd.	United Kingdom
Wiley Distribution Services Ltd.	United Kingdom
Blackwell Publishing (Holdings) Ltd.	United Kingdom
Blackwell Publishing Ltd.	United Kingdom
Wiley Services Singapore Pte. Limited	Singapore
Blackwell Science Ltd.	United Kingdom
Blackwell Science (Overseas Holdings)	United Kingdom
Munksgaard Als	Denmark
Blackwell - Verlag GmbH	Germany
Blackwell Pub. Asia Put. Ltd.	Australia
Blackwell Science KK	Japan
Blackwell Science (HK) Ltd.	China
HMI Investment, Inc.	Delaware
Wiley Publishing Inc.	Delaware
Wiley India Private Ltd.	India
Wiley Publishing Australia Pty Ltd.	Australia
John Wiley & Sons GmbH	Germany
Wiley-VCH Verlag GmbH & Co. KGaA	Germany
GIT Verlag GmbH & Co. KG	Germany

(1)	The names of other subsidiaries that would not constitute a significant subsidiary in the aggregate have been omitted.

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

John Wiley & Sons, Inc.:

We consent to the incorporation by reference in the Registration Statement Nos. 333-123359, 333-93591, 33-60268 and 33-62605 of John Wiley & Sons, Inc. (the “Company”) of our reports dated June 26, 2008, with respect to the consolidated statements of financial position of John Wiley & Sons, Inc. as of April 30, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows, for each of the years in the three-year period ended April 30, 2008, and the related financial statement schedule, and the effectiveness of internal control over financial reporting as of April 30, 2008, which reports appear in the April 30, 2008 annual report on Form 10-K of John Wiley & Sons, Inc. Our report on the consolidated financial statements refers to the Company’s adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” as of May 1, 2006.

/s/ KPMG LLP

New York, New York

June 26 , 2008

Exhibit 31.1

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William J. Pesce, President and Chief Executive Officer of John Wiley & Sons, Inc. (the “Company”), hereby certify that:

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

Disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter (the Company’s fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5.

The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting that are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

By: /s/ William J. Pesce
William J. Pesce
President and Chief Executive Officer
Dated: June 26, 2008

Exhibit 31.2

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ellis E. Cousens, Executive Vice President and Chief Financial and Operations Officer of John Wiley & Sons, Inc. (the “Company”), hereby certify that:

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

Disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter (the Company’s fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5.

The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting that are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

By: /s/ Ellis E. Cousens
Ellis E. Cousens
Executive Vice President and
Chief Financial and Operations Officer
Dated: June 26, 2008

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of John Wiley & Sons, Inc. (the “Company”) on Form 10-K for the year ended April 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William J. Pesce, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)	the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/	William J. Pesce

William J. Pesce

President and Chief Executive Officer

Dated: June 26, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of John Wiley & Sons, Inc. (the “Company”) on Form 10-K for the year ended April 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ellis E. Cousens, Executive Vice President and Chief Financial and Operations Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)	the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/	Ellis E. Cousens

Ellis E. Cousens

Executive Vice President and

Chief Financial & Operations Officer

Dated: June 26, 2008