Form 10-K/A
period 2008-04-30
WILEY JOHN & SONS, INC.
filed 2008-07-07
CIK 107140

FORM 10-K/A

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

Explanatory Statement

Certain digits within the Company's original filing are missing and have been corrected as explained below.  On the Consolidated Statements of Shareholders' Equity and Comprehensive Income, Retained Earnings was changed to $596,474, $673,254 and $794,762 from $96,474, $73,254 and $94,762, respectively, for April 30, 2006, April 30, 2007 and April 30, 2008, respectively.  In addition, on page 70 the 2006 Interest Cost was changed from $1,590 to $11,590.

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

(signed) KPMG LLP

New York, New York

June 26, 2008

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
John Wiley & Sons, Inc., and Subsidiaries	April 30
Dollars in thousands	2008	2007
Assets:
Current Assets
Cash and cash equivalents	$59,311	$71,493
Accounts receivable	224,757	201,407
Inventories	118,209	112,863
Deferred income tax benefits	3,651	16,734
Prepaid and other	41,652	18,683
Total Current Assets	447,580	421,180

Product Development Assets	95,126	86,041
Property, Equipment and Technology	145,709	126,712
Intangible Assets	1,120,398	1,166,289
Goodwill	708,233	704,143
Deferred Income Tax Benefits	29,136	16,568
Other Assets	42,632	32,136
Total Assets	$2,588,814	$2,553,069

Liabilities and Shareholders’ Equity:
Current Liabilities
Accounts and royalties payable	$189,332	$147,778
Deferred revenue	315,830	305,405
Accrued income taxes	1,633	9,353
Accrued pension liability	2,499	2,139
Other accrued liabilities	136,867	133,662
Current portion of long-term debt	45,000	22,500
Total Current Liabilities	691,161	620,837

Long-Term Debt	797,318	977,721
Accrued Pension Liability	82,755	112,271
Other Long-Term Liabilities	100,421	41,174
Deferred Income Taxes	228,041	271,558
Shareholders’ Equity
Preferred Stock, $1 par value: Authorized - 2 million, Issued - zero	-	-
Class A Common Stock, $1 par value: Authorized - 180 million,
Issued – 69,641,921 and 69,387,799	69,642	69,388
Class B Common Stock, $1 par value: Authorized - 72 million,
Issued – 13,548,341 and 13,802,463	13,549	13,803
Additional paid-in capital	140,723	100,013
Retained earnings	794,762	673,254
Accumulated other comprehensive gain (loss):
Foreign currency translation adjustment	53,292	57,224
Unamortized pension and retiree medical	(26,813)	(30,465)
Unrealized gain (loss) on interest rate swap	(13,831)	(1,802)
	1,031,324	881,415
Less Treasury Shares At Cost (Class A – 20,661,469 and 21,735,471;
Class B – 3,902,576 and 3,902,576)	(342,206)	(351,907)
Total Shareholders’ Equity	689,118	529,508
Total Liabilities and Shareholders’ Equity	$2,588,814	$2,553,069

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

John Wiley & Sons, Inc., and Subsidiaries	For the years ended April 30
Dollars in thousands, except per share data	2008	2007	2006

Revenue	$1,673,734	$1,234,641	$1,043,932

Costs and Expenses
Cost of sales	536,852	393,546	331,851
Operating and administrative expenses	874,912	659,116	545,904
Amortization of intangibles	38,980	20,675	13,498
Total Costs and Expenses	1,450,744	1,073,337	891,253

Operating Income	222,990	161,304	152,679

Interest income and other, net	5,351	4,386	1,125
Interest expense	(66,813)	(26,188)	(9,960)
Net Interest Expense and Other	(61,462)	(21,802)	(8,835)

Income Before Taxes	161,528	139,502	143,844
Provision for Income Taxes	13,992	39,883	33,516

Net Income	$147,536	$99,619	$110,328

Income Per Share
Diluted	$2.49	$1.71	$1.85
Basic	2.55	1.75	1.90

Cash Dividends Per Share
Class A Common	$0.44	$0.40	$0.36
Class B Common	0.44	0.40	0.36

Average Shares
Diluted	59,323	58,287	59,792
Basic	57,921	56,932	58,071

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

John Wiley & Sons, Inc., and Subsidiaries	For the years ended April 30
Dollars in thousands	2008	2007	2006

Operating Activities
Net Income	$147,536	$99,619	$110,328
Noncash Items
Amortization of intangibles	38,980	20,676	13,498
Amortization of composition costs	43,613	38,722	36,473
Depreciation of property, equipment and technology	33,330	28,926	32,031
Stock-based compensation (net of tax)	17,475	12,559	4,854
Excess tax benefits from stock-based compensation	(11,223)	(4,455)	-
Non-cash tax benefits	(18,663)	(5,468)	(14,252)
Reserves for returns, doubtful accounts, and obsolescence	6,419	6,931	12,961
Deferred income taxes	10,784	3,604	5,009
Pension expense	22,894	16,710	15,469
Earned royalty advances and other	58,100	40,661	21,990
Changes in Operating Assets and Liabilities
Increase/(Decrease), excluding acquisitions
Accounts receivable	(20,007)	1,167	(20,519)
Net taxes payable	20,311	(956)	8,422
Inventories	(10,038)	(4,060)	(12,111)
Deferred revenue	10,277	(15,872)	390
Other accrued liabilities	(10,838)	11,543	9,834
Accounts and royalties payable	4,421	(22,465)	26,443
Pension contributions	(59,360)	(8,338)	(7,043)
Other	(3,876)	1,090	(1,135)
Cash Provided by Operating Activities	280,135	220,594	242,642
Investing Activities
Additions to product development assets	(113,069)	(76,225)	(70,921)
Additions to property, equipment and technology	(50,315)	(31,445)	(21,355)
Blackwell acquisition, net of cash acquired	-	(953,197)	-
Acquisition of other publishing businesses, assets and rights	(6,802)	(19,712)	(31,354)
Sale of marketable securities	-	42,334	10,000
Cash Used for Investing Activities	(170,186)	(1,038,245)	(113,630)
Financing Activities
Repayment of long-term debt	(1,049,360)	(620,678)	(336,298)
Borrowings of long-term debt	891,476	1,458,400	303,754
Purchase of treasury stock	(3,679)	(7,278)	(108,867)
Change in book overdrafts	36,253	6,754	(7,514)
Debt financing costs	-	(8,315)	-
Cash dividends	(25,613)	(22,839)	(21,103)
Proceeds from exercise of stock options and other	15,190	6,462	5,173
Excess tax benefit from stock-based compensation arrangements	11,223	4,455	-
Cash (Used for)/Provided by Financing Activities	(124,510)	816,961	(164,855)
Effects of Exchange Rate Changes on Cash	2,379	2,437	(315)
Cash and Cash Equivalents
(Decrease)/Increase for year	(12,182)	1,747	(36,158)
Balance at beginning of year	71,493	69,746	105,904
Balance at end of year	$59,311	$71,493	$69,746
Cash paid During the Year for
Interest	$69,071	$12,294	$8,001
Income taxes, net	$24,679	$40,422	$33,829

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Deferred Comp- ensation	Accumulated Other Comp- rehensive Income (Loss)
								Total Share- holder’s Equity

John Wiley & Sons, Inc., and Subsidiaries
Dollars in thousands

Balance at May 1, 2005	$ 68,984	$ 14,207	$ 55,478	$507,249	$ (248,252)	$ (3,074)	$ 1,982	$ 396,574

Shares Issued Under Employee Benefit Plans			6,795		2,348			9,143
Purchase of Treasury Shares					(108,867)			(108,867)
Exercise of Stock Options, including taxes			7,314		3,202			10,516
Class A Common Stock Dividends				(17,252)				(17,252)
Class B Common Stock Dividends				(3,851)				(3,851)
Other	51	(51)				(438)		(438)
Comprehensive Income:
Net income				110,328				110,328
Foreign currency translation adjustments							(2,791)	(2,791)
Minimum liability pension adjustments, net of a $5,547 tax charge							8,478	8,478

Total Comprehensive Income								116,015

Balance at April 30, 2006	$ 69,035	$ 14,156	$ 69,587	$596,474	$ (351,569)	$ (3,512)	$ 7,669	$ 401,840

Shares Issued Under Employee Benefit Plans			8,149		2,976			11,125
Purchase of Treasury Shares					(7,278)			(7,278)
Exercise of Stock Options, including taxes			5,663		3,964			9,627
Stock-based compensation expense			20,126					20,126
Class A Common Stock Dividends				(18,806)				(18,806)
Class B Common Stock Dividends				(4,033)				(4,033)
Other	353	(353)	(3,512)			3,512
Adoption of FASB Statement No. 158, net of a $6,025 tax benefit
							(8,078)	(8,078)
Comprehensive Income:
Net income				99,619				99,619
Foreign currency translation adjustments							31,484	31,484
Unamortized pension and retiree medical, net of a $3,217 tax benefit
							(4,316)	(4,316)
Unrealized loss on interest rate swap, net of a $1,086 tax benefit							(1,802)	(1,802)

Total Comprehensive Income								124,985

Balance at April 30, 2007	$ 69,388	$ 13,803	$ 100,013	$673,254	$ (351,907)	$ -	$ 24,957	$ 529,508

Shares Issued Under Employee Benefit Plans			(2,665)		3,590			925
Purchase of Treasury Shares					(3,679)			(3,679)
Exercise of Stock Options, including taxes			15,334		9,790			25,124
Stock-based compensation expense			28,041					28,041
Class A Common Stock Dividends				(21,263)				(21,263)
Class B Common Stock Dividends				(4,350)				(4,350)
Other	254	(254)
Adoption of FIN 48, tax liability adjustment				(415)				(415)
Comprehensive Income:
Net income				147,536				147,536
Foreign currency translation adjustments							(3,932)	(3,932)
Unamortized pension and retiree medical, net of a $ 1,848 tax benefit
							3,652	3,652
Unrealized loss on interest rate swap, net of a $7,248 tax benefit							(12,029)	(12,029)

Total Comprehensive Income								135,227

Balance at April 30, 2008	$ 69,642	$ 13,549	$ 140,723	$794,762	$ (342,206)	$ -	$ 12,648	$ 689,118

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

Net pension expense included below for international plans amounted to approximately $13.2 million, $10.2 million and $7.1 million for fiscal years 2008, 2007 and 2006, respectively. The components of net pension expense for the defined benefit plans were as follows (in thousands):

	2008	2007	2006
Service Cost	$19,639	$13,210	$10,998
Interest Cost	22,030	15,408	11,590
Expected Return on Plan Assets	(22,443)	(14,850)	(10,988)
Net Amortization of Prior Service Cost and Transition Asset	608	742	625
Curtailments/Settlements	123	-	-
Recognized Net Actuarial Loss	2,937	2,200	3,244
Net Pension Expense	$22,894	$16,710	$15,469

The weighted-average assumptions used to determine net pension expense for the years ended April 30 were as follows:

	2008	2007	2006
Discount Rate	5.7%	5.8%	5.6%
Rate of Compensation Increase	4.6%	4.1%	3.8%
Expected Return on Plan Assets	7.6%	8.2%	8.4%

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