Form 10-Q
period 2008-07-31
WILEY JOHN & SONS, INC.
filed 2008-09-09
CIK 107140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended July 31, 2008	Commission File No. 1-11507

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

The number of shares outstanding of each of the Registrant’s classes of Common Stock as of August 31, 2008 were:

Class A, par value $1.00	-	49,521,409
Class B, par value $1.00	-	9,645,215

This is the first page of a 28- page document

JOHN WILEY & SONS, INC.

INDEX

PART I	-	FINANCIAL INFORMATION	PAGE NO.

Item 1.		Financial Statements.

		Condensed Consolidated Statements of Financial Position - Unaudited as of July 31, 2008 and 2007, and April 30, 2008	3

		Condensed Consolidated Statements of Income – Unaudited for the three months ended July 31, 2008 and 2007	4

		Condensed Consolidated Statements of Cash Flows – Unaudited for the three months ended July 31, 2008 and 2007	5

		Notes to Unaudited Condensed Consolidated Financial Statements	6-13

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-20

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	21-22

Item 4.		Controls and Procedures	23

PART II	-	OTHER INFORMATION

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6.		Exhibits and Reports on Form 8-K	23

SIGNATURES AND CERTIFICATIONS			24-26

EXHIBITS			27-28

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - UNAUDITED
(In thousands)

	July 31,		April 30,
	2008	2007	2008
Assets:
Current Assets
Cash and cash equivalents	$46,873	$113,806	$59,311
Accounts receivable	230,354	211,747	224,757
Inventories	116,856	110,949	118,209
Deferred income tax benefits	2,124	16,637	3,651
Prepaid and other	25,987	20,225	41,652
Total Current Assets	422,194	473,364	447,580

Product Development Assets	89,284	81,492	95,126
Property, Equipment and Technology	146,063	124,047	145,709
Intangible Assets	1,129,390	1,171,771	1,120,398
Goodwill	710,043	711,086	708,233
Deferred Income Tax Benefits	29,453	20,640	29,136
Other Assets	42,438	34,245	42,632
Total Assets	$2,568,865	$2,616,645	$2,588,814

Liabilities & Shareholders' Equity:
Current Liabilities
Accounts and royalties payable	$165,873	$141,596	$189,332
Deferred revenue	225,173	208,510	315,830
Accrued income taxes	1,790	9,945	1,633
Accrued pension liability	2,477	2,139	2,499
Other accrued liabilities	99,056	102,389	136,867
Current portion of long-term debt	50,625	33,750	45,000
Total Current Liabilities	544,994	498,329	691,161

Long-Term Debt	886,916	1,104,905	797,318
Accrued Pension Liability	85,029	113,444	82,755
Other Long-Term Liabilities	87,665	58,802	100,421
Deferred Income Tax Liabilities	229,085	253,889	228,041

Shareholders’ Equity
Class A & Class B common stock	83,191	83,191	83,191
Additional paid-in-capital	149,421	107,197	140,723
Retained earnings	817,316	706,638	794,762
Accumulated other comprehensive income	20,535	36,060	12,648
Treasury stock	(335,287)	(345,810)	(342,206)
Total Shareholders’ Equity	735,176	587,276	689,118
Total Liabilities & Shareholders' Equity	$2,568,865	$2,616,645	$2,588,814
The accompanying Notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(In thousands except per share information)

	For The Three Months
	Ended July 31,
	2008	2007

Revenue	$401,707	$388,722

Costs and Expenses
Cost of sales	127,359	126,228
Operating and administrative expenses	220,537	206,425
Amortization of intangibles	9,905	9,723
Total Costs and Expenses	357,801	342,376

Operating Income	43,906	46,346

Interest income and other, net	5,116	916
Interest expense	(12,992)	(17,489)
Net Interest Expense and Other	(7,876)	(16,573)

Income Before Taxes	36,030	29,773
(Provision)/Benefit For Income Taxes	(5,811)	10,396

Net Income	$30,219	$40,169

Income Per Share
Diluted	$0.50	$0.68
Basic	$0.52	$0.70

Cash Dividends Per Share
Class A Common	$0.13	$0.11
Class B Common	$0.13	$0.11

Average Shares
Diluted	59,992	59,086
Basic	58,502	57,418

The accompanying Notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW – UNAUDITED
(In thousands)
	For The Three Months
	Ended July 31,
	2008	2007
Operating Activities
Net income	$30,219	$40,169
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Amortization of intangibles	9,904	9,722
Amortization of composition costs	11,259	10,085
Depreciation of property, equipment and technology	8,528	7,954
Stock-based compensation (net of tax)	3,474	3,478
Excess tax benefits from stock-based compensation	(3,595)	(2,223)
Non-cash tax benefits	-	(15,282)
Change in deferred revenue	(115,297)	(116,837)
Non-cash charges & other	15,551	18,711
Net change in operating assets and liabilities, excluding acquisitions	2,122	(21,226)
Cash Used For Operating Activities	(37,835)	(65,449)
Investing Activities
Additions to product development assets	(18,768)	(23,772)
Additions to property, equipment and technology	(8,837)	(4,795)
Acquisitions, net of cash acquired	(17,759)	(5,767)
Cash Used for Investing Activities	(45,364)	(34,334)
Financing Activities
Repayment of long-term debt	(87,200)	(197,298)
Borrowings of long-term debt	182,400	335,710
(Decrease) Increase in book overdrafts	(28,176)	1,823
Cash dividends	(7,665)	(6,374)
Proceeds from exercise of stock options and other	7,333	5,432
Excess tax benefits from stock-based compensation	3,595	2,223
Cash Provided by Financing Activities	70,287	141,516
Effects of Exchange Rate Changes on Cash	474	580
Cash and Cash Equivalents
(Decrease) Increase for the Period	(12,438)	42,313
Balance at Beginning of Period	59,311	71,493
Balance at End of Period	$46,873	$113,806
Cash Paid (Received) During the Period for:
Interest	$8,540	$16,132
Income taxes	$(9,179)	$272
The accompanying Notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of John Wiley & Sons, Inc., and Subsidiaries (the “Company”) as of July 31, 2008 and 2007, and results of operations and cash flows for the three month periods ended July 31, 2008 and 2007. The results for the three months ended July 31, 2008 are not necessarily indicative of the results expected for the full year. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 2008.

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

As previously disclosed in the Company’s Annual Report on Form 10-K, in connection with the integration of the Company’s acquisition of Blackwell Publishing (Holdings) Ltd. (“Blackwell”), the Company made various reclassifications within the Condensed Consolidated Statements of Income which mainly consisted of a transfer of the reporting of journal distribution and certain journal development costs from cost of sales to operating and administrative costs. The reclassification of these costs resulted in reductions of cost of sales of $14.7 million for the three months ended July 31, 2007, with corresponding increases to operating and administrative costs.

2.	Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued a partial deferral of the statement’s effective date. SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. As part of the deferral, the FASB agreed to a one-year delay of the fair value measurement requirement for certain nonfinancial assets and liabilities. The Company adopted SFAS 157 as of May 1, 2008 for assets and liabilities not subject to the deferral (see Note 12). The adoption did not have a significant impact on the Company’s consolidated financial statements. The Company plans to adopt SFAS 157 as of May 1, 2009 for those nonfinancial assets and liabilities subject to the deferral. The Company is currently assessing the impact, if any, of the deferred portion of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to irrevocably elect to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis with the resulting changes in fair value recorded in earnings. The Company’s adoption of SFAS 159 as of May 1, 2008 did not have a significant impact on its consolidated financial statements since the Company did not apply the fair value option of SFAS 159 to any of its existing assets and liabilities.

In December 2007, the FASB issued Statements No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained. Principally, SFAS 141R requires that contingent consideration as well as contingent assets and liabilities be recorded at fair value on the acquisition date and that certain transaction and restructuring costs be expensed. SFAS 141R is effective for acquisitions made on and after May 1, 2009. While the Company is currently assessing the impact of SFAS 141(R) on its consolidated financial statements, the Company expects that upon adoption of SFAS 141(R), the application of the new standard is likely to have a significant impact on how the Company allocates the purchase price of any future acquired businesses.

In April 2008, the FASB issued FASB Staff Position No. FSP SFAS 142-3 “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”). SFAS 142-3 amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” SFAS 142-3 requires an entity to consider its own experience with the renewal or extension of the terms of a contractual arrangement, consistent with its expected use of the asset. SFAS 142-3 also requires several incremental disclosures for renewable intangible assets. The Company is required to adopt SFAS 142-3 as of May 1, 2009. The guidance for determining the useful life of an intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company is currently assessing the impact, if any, on its consolidated financial statements.

There have been no other new accounting pronouncements issued during fiscal year 2009 that have had, or are expected to have a material impact on the Company’s consolidated financial statements.

3.	Share-Based Compensation

The Company has share-based compensation plans under which employees may be granted options to purchase shares of Company common stock at the fair market value at the time of grant. In addition to stock options, the Company grants performance-based stock awards and restricted stock awards to certain management level employees. The Company recognizes the fair value of share-based compensation in net income on a straight-line basis over the requisite service period. For the three months ended July 31, 2008 and 2007, the Company recognized share-based compensation, net of tax, of $3.5 million and $3.5 million, respectively.

The following table provides share-based compensation data for shares issued during the respective periods:

	For the Three Months Ended July 31,
	2008	2007
Restricted Stock:
Awards granted (in thousands)	291	342
Weighted average grant price	$47.55	$47.39
Stock Options:
Awards granted (in thousands)	631	627
Weighted average grant price	$47.55	$48.46
Fair market value of grant	$15.30	$18.42

The weighted average Black-Scholes fair value assumptions are as follows:

	For the Three Months Ended July 31,
	2008	2007
Expected life of options (years)	7.7	7.7
Risk-free interest rate	3.8%	5.1%
Expected volatility	25.2%	27.3%
Expected dividend yield	1.1%	0.9%

4.	Comprehensive Income

Comprehensive income was as follows (in thousands):

	For the Three Months Ended July 31,
	2008	2007
Net income	$30,219	$40,169
Changes in other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	2,909	8,876
Amortization of unrecognized retirement costs, net of tax	1,033	800
Unrealized gain on interest rate swaps, net of tax	3,945	1,427
Comprehensive income	$38,106	$51,272

A reconciliation of accumulated other comprehensive income (loss) follows (in thousands):

	April 30, 2008	Change for Period	July 31, 2008
Foreign currency translation adjustment	$53,292	$2,909	$56,201
Unrecognized retirement costs, net of tax	(26,813)	1,033	(25,780)
Unrealized loss on interest rate swaps, net of tax	(13,831)	3,945	(9,886)
Total	$12,648	$7,887	$20,535

5.	Weighted Average Shares for Earnings Per Share
A reconciliation of the shares used in the computation of income per share follows (in thousands):

	For the Three Months Ended July 31,
	2008	2007
Weighted average shares outstanding	58,815	57,743
Less: Unearned deferred compensation shares	(313)	(325)
Shares used for basic income per share	58,502	57,418
Dilutive effect of stock options and other stock awards	1,490	1,668
Shares used for diluted income per share	59,992	59,086

For the three months ended July 31, 2008 and 2007, options to purchase Class A Common Stock of 1,258,123 and 630,214 respectively, have been excluded from the shares used for diluted income per share, as their inclusion would have been anti-dilutive. In addition, for the three months ended July 31, 2008 and 2007, unearned restricted shares of 24,250 and 19,000, respectively, have been excluded as their inclusion would have been anti-dilutive.

6.	Inventories
Inventories were as follows (in thousands):

	As of July 31,		As of April 30,
	2008	2007	2008
Finished goods	$99,435	$93,721	$103,138
Work-in-process	12,144	12,485	11,074
Paper, cloth and other	9,683	8,982	8,303
	121,262	115,188	122,515
LIFO reserve	(4,406)	(4,239)	(4,306)
Total inventories	$116,856	$110,949	$118,209

7.	Acquisitions and Acquired Publication Rights

Fiscal Year 2009:

During the first three months of fiscal year 2009, the Company acquired certain businesses, assets and rights for $17.8 million. Approximately $17.0 million of acquired publishing rights were recorded in the aggregate. The acquisitions consist primarily of the following:

On May 13, 2008, the Company acquired the rights to publish a list of higher education mathematics and statistics titles. The cost of acquisition was principally allocated to acquired publication rights and is being amortized over a 10-year period.

On June 12, 2008, the Company acquired the rights to publish a list of business and modern language textbooks and learning materials. The cost of acquisition was principally allocated to acquired publication rights and is being amortized over a 20-year period.

Fiscal Year 2008:

The Company entered into a contract with Microsoft to develop, publish, and deliver Microsoft Official Academic Curriculum (MOAC) textbooks and e-learning tools to the higher education markets. Amounts due under the contract were reported as acquired publication rights. The acquired publishing rights are being amortized over the life of the contract.

On June 21, 2007, the Company extended its rights to publish three chemical and environmental engineering journals. The cost of acquired publishing rights is amortized over a 9-year period.

8.	Segment Information

The Company is a global publisher of print and electronic products, providing content and services to customers worldwide. The Company has publishing, marketing and distribution centers principally in Asia, Australia, Canada, Germany, the United Kingdom and the United States.

During fiscal year 2008, the Company began developing a global organizational structure encompassing the Company’s three core businesses: Scientific, Technical, Medical and Scholarly; Professional/Trade; and Higher Education. This global organizational structure will enhance the Company’s ability to leverage content, services and capabilities around the world to better serve authors, society partners and customers. Previously, the management structure was organized geographically.

As of May 1, 2008, the beginning of the Company’s 2009 fiscal year, the transition of all operational and financial systems necessary to support a global organization were finalized. As part of this process, the impact on business segment reporting was evaluated and changed to conform to the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company will continue to report separate financial data for shared service functions, which are centrally managed for the benefit of the three global businesses, including Distribution, Technology Services, Finance and Other Administration support. The changes in segment reporting will enable investors to view the performance of the Company in the same way as management assesses business performance.

Accordingly, all prior year segment data reported in the Company’s financial statements has been restated for comparability. Also, during fiscal year 2009, the Company will reassess how goodwill will be allocated to the new segments.  Below is a description of the Company’s three new operating segments.

Scientific, Technical, Medical and Scholarly includes the publishing of titles for the scientific, technical, medical and scholarly communities worldwide including academic, corporate, government and public libraries; researchers; clinicians; engineers and technologists; scholarly and professional societies; students; and professors worldwide. Products include journals, encyclopedias, books, databases and laboratory manuals. Publishing areas include life sciences; medicine; the humanities; engineering; dentistry; veterinary science; nursing and other research based professions, delivered in print and online. Products are sold and distributed globally through multiple channels, including libraries; library consortia; subscription agents; bookstores; and direct sales to customers. Publishing centers include Australia; Germany; Singapore; the United Kingdom and the United States.

Professional/Trade includes the publishing of books, subscription content and information services in all media. Subject areas include business, technology, architecture, professional culinary, psychology, education, travel, health, religion, consumer reference, pets and general interest. Products are developed for worldwide distribution through multiple channels, including major retail chains and online booksellers, independent bookstores, libraries, colleges and universities, warehouse clubs, corporations, direct marketing and Web sites. Publishing centers include Australia, Canada, Germany, Singapore, the United Kingdom and the United States.

Higher Education includes the publishing of educational materials in all media for two-and four-year colleges and universities, for-profit career colleges and advanced placement classes, as well as for secondary schools in Australia. Higher education products focus on courses in business and accounting, sciences, engineering, computer science, math and social sciences. Customers include undergraduate, graduate and advanced placement students, educators and lifelong learners worldwide and secondary school students in Australia. Products are sold and delivered through multiple channels including college bookstore, online bookseller and direct sales to customers. The Company maintains publishing centers in Australia, Canada, India, the United Kingdom and the United States.

For The Three Months Ended July 31,
2008		2007
(thousands)
Revenue
Scientific, Technical, Medical and Scholarly	$240,349	$227,528
Professional/Trade	102,023	105,199
Higher Education	59,335	55,995
Total	$401,707	$388,722

Direct Contribution to Profit
Scientific, Technical, Medical and Scholarly	$96,517	$84,012
Professional/Trade	19,474	25,655
Higher Education	18,692	17,924
Total	$134,683	$127,591

Shared Services and Administrative Costs
Distribution	$(29,183)	(27,275)
Technology Services	(26,034)	(21,217)
Finance	(11,623)	(10,627)
Other Administration	(23,937)	(22,126)
Total	(90,777)	(81,245)
Operating Income	$43,906	$46,346

9.	Intangible Assets

Intangible assets, excluding goodwill, consisted of the following (in thousands):

	As of July 31,		As of April 30,
	2008	2007	2008
Intangible assets with indefinite lives:
Brands and trademarks	$202,801	$206,115	$202,525
Acquired publishing rights	124,136	120,292	123,963
	326,937	326,407	326,488

Net intangible assets with determinable lives:
Acquired publishing rights	722,323	758,474	712,632
Brands and trademarks	13,450	14,790	13,773
Covenants not to compete	978	1,630	1,040
Customer relationships	65,702	70,470	66,465
	802,453	845,364	793,910
Total	$1,129,390	$1,171,771	$1,120,398

10.	Income Taxes

The effective tax rate for the first quarter of fiscal year 2009 was 16.1%. The effective tax rate for the first quarter of fiscal year 2008 was a benefit of 34.9%. The tax provision for the first quarter of fiscal year 2008 included a $15.3 million, or $0.26 per diluted share, deferred tax benefit associated with a new tax enacted in the United Kingdom (U.K.) on July 19, 2007 that reduced the U.K. corporate income tax rate from 30% to 28%. The benefit recognized by the Company reflects the adjustment required to record all UK-related deferred tax balances at the new UK corporate income tax rate of 28%. Excluding the deferred tax benefit described above, the effective tax rate for the first quarter of fiscal year 2008 was 16.4%. In the first quarter of fiscal year 2009 the Company reversed a previously accrued income tax reserve of approximately $3.2 million due to an income tax settlement with tax authorities in non-US jurisdictions.

11.	Retirement Plans
The components of net pension expense for the defined benefit plans were as follows:

	For the Three Months Ended July 31,
(Dollars in thousands)	2008	2007
Service Cost	$3,885	$4,767
Interest Cost	6,280	5,368
Expected Return of Plan Assets	(5,927)	(5,525)
Net Amortization of Prior Service Cost	156	149
Curtailments/Settlements	16	17
Recognized Net Actuarial Loss	713	630
Net Pension Expense	$5,123	$5,406

Employer pension plan contributions were $2.4 million and $3.4 million for the three months ended July 31, 2008 and 2007, respectively.

12.	Fair Value Measurements

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value measurement hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company measures the fair value of its interest rate swap liabilities on a recurring basis using Level 2 inputs, which represent quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets. As of July 31, 2008, the fair value of interest rate swap liabilities was approximately $21.9 million.

      13. Interest Income and Other, Net

Included in interest income and other for the first quarter of fiscal year 2009 is a $4.6 million ($0.08 per diluted share) insurance receipt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – FIRST QUARTER ENDED JULY 31, 2008

Revenue for the first quarter of fiscal year 2009 increased 3% to $401.7 million, or 2% excluding the favorable impact of foreign exchange. Growth was driven by Scientific, Technical, Medical and Scholarly (“STMS”) books and journals, an acquisition accounting adjustment that reduced prior year STMS revenue by approximately $6.2 million and growth in Higher Education partially offset by a decline in Professional/Trade (“P/T”) revenue.

Gross profit margin for the first quarter of fiscal year 2009 of 68.3% was 0.8% ahead of the prior year principally due to an acquisition accounting adjustment reducing gross profit margin in the first quarter of fiscal year 2008 and the positive effect of offshore journal production. Operating and administrative expenses for fiscal year 2009 increased 7% to $220.5 million, or 5% excluding the unfavorable impact of foreign exchange. The increase was mainly due to higher planned employment, advertising and editorial costs to support business growth and Blackwell-related integration costs, net of savings, partially offset by the collection of a 2003 journal agent bankruptcy settlement of approximately $2.0 million.

Operating income declined 5% to $43.9 million in the first quarter of fiscal year 2009, however, was flat excluding the unfavorable impact of foreign exchange. Revenue growth was offset by higher planned operating expenses and integration costs. Other income of $5.1 million reflected a $4.6 million ($0.08 per diluted share) insurance receipt in the first quarter of fiscal year 2009. Interest expense improved $4.5 million to $13.0 million. Lower interest rates contributed approximately $2.2 million towards the improvement, while lower outstanding debt contributed approximately $2.3 million.

The effective tax rate for the first quarter of fiscal year 2009 was a provision of 16.1% compared to a tax benefit of 34.9% in the prior year period. During fiscal year 2008, the Company recorded a $15.3 million tax benefit associated with new tax legislation enacted in the United Kingdom (U.K.) that reduced the corporate income tax rate from approximately 30% to 28%. The benefit recognized by the Company reflects the adjustments required to restate all applicable deferred tax balances at the new income tax rate. The new tax rates were effective in the U.K. as of April 1, 2008. Excluding the tax benefit described above, the effective tax rate for the first quarter of fiscal year 2008 was 16.4%. The effective tax rate for the first quarter of fiscal year 2009 includes the reversal of a previously accrued income tax reserve of approximately $3.2 million due to an income tax settlement with tax authorities in non-US jurisdictions. The Company’s effective rate for the first quarter of fiscal year 2009, excluding the reversal was approximately 25%.

Earnings per diluted share and net income for the first quarter of fiscal year 2009 were $0.50 and $30.2 million, respectively. Reported earnings per diluted share and net income for the first quarter of fiscal year 2008 were $0.68 and $40.2 million, respectively. Adjusted to exclude the non-cash deferred tax benefit described above, earnings per diluted share and net income for fiscal year 2008 were $0.42 and $24.9 million, respectively. See Non-GAAP Financial Measures described below.

Non-GAAP Financial Measures: The Company’s management evaluates its operating performance excluding unusual and/or nonrecurring events. The Company’s management believes excluding such events provides a more effective and comparable measure of current and future performance and that excluding the effects of the following tax benefit provides a clearer view of the underlying trends of our business.

Deferred Tax Benefit on Changes in Statutory Tax Rates

During the first quarter of fiscal year 2008, the Company recorded a $15.3 million tax benefit associated with new tax legislation enacted in the United Kingdom (U.K.) that reduced the corporate income tax rate from approximately 30% to 28%. The benefit recognized by the Company reflects the adjustments required to restate all applicable deferred tax balances at the new income tax rate. This tax benefit has been adjusted below due to its infrequent, non-recurring nature.

Since adjusted net income and adjusted earnings per share are not measures calculated in accordance with GAAP, they should not be considered as a substitute for other GAAP measures, including net income and earnings per share as indicators of operating performance. Accordingly, adjusted net income and adjusted earnings per diluted share are reconciled below to net income and earnings per share on a GAAP basis, for fiscal years 2009 and 2008.

Reconciliation of Non-GAAP Financial Disclosure

	For the Three Months Ended July 31,
Net Income (in thousands)	2008	2007

As Reported	$30,219	$40,169

Deferred Tax Benefit on Changes in Statutory Rates	-	(15,282)

Adjusted	$30,219	$24,887

	For the Three Months Ended July 31,
Earnings Per Diluted Share	2008	2007

As Reported	$0.50	$0.68

Deferred Tax Benefit on Changes in Statutory Rates	-	(0.26)

Adjusted	$0.50	$0.42

Fiscal Year 2009 Segment Results

As previously disclosed in the Company’s Annual Report on Form 10-K, in connection with the integration of Blackwell Publishing Ltd. (“Blackwell”), we have conformed the classification of certain accounts in our Statements of Income and segment reporting and realigned certain product lines in our segment reporting to correspond with management responsibility. All prior year periods have been restated for comparability. These changes had no impact on Wiley’s consolidated revenue, net income or earnings per share.

During fiscal year 2008, the Company began developing a global organizational management structure encompassing Wiley’s three core businesses (Scientific, Technical, Medical and Scholarly; Professional Trade and Higher Education). The global organizational structure will enhance the Company’s ability to leverage content, services and capabilities around the world to better serve authors, society partners and customers. During the first quarter of fiscal year 2009, the transition of all operational and financial systems necessary to support a global organization was finalized. As a result of this process, the Company will now report its financial results for the three global businesses as separate business segments and will separately report financial data for shared service functions which are centrally managed for the benefit of all the global businesses. Prior year segment data has been restated for comparability.

Scientific, Technical, Medical and Scholarly (STMS):

STMS revenue for the first quarter increased 6% to $240.3 million, or 5% excluding favorable foreign exchange. The year-on-year growth was driven by books and journals. Also contributing to the increase was a $6.2 million acquisition accounting adjustment that had reduced revenue in the first quarter of the prior year. Growth in journal revenue was driven mainly by subscriptions and advertising partially offset by lower reprint and copyright sales. Book revenue was particularly strong in Asia, Australia and Canada, reflecting the combined effect of Wiley’s sales and marketing capabilities and Blackwell’s book publishing programs.

Direct contribution to profit for the first quarter advanced 15% to $96.5 million, or 16% excluding the unfavorable effect of foreign exchange. The increase reflected top-line results; the acquisition accounting adjustment and the collection of a 2003 journal agent bankruptcy settlement of $2.0 million.

Wiley achieved an important milestone in June by migrating online journal content, customers, and access licenses from Blackwell’s Synergy platform to Wiley InterScience. The migration included approximately 29,000 customers, over two million licenses and nearly two million journal articles. The process of adding new features, functionality, and content to the online platform will continue throughout the fiscal year. Major integration activities were tracking to plan and we expect to complete substantially all integration projects by fiscal year end.

During the first quarter, Wiley signed new contracts with various societies to publish seventeen new journals; renewed or extended contracts to publish nine journals; and lost the contract to publish one title. Key new contracts include agreements with the Protein Society for its journal, Protein Science; AlphaMed Press for Stem Cells; the American Institute of Chemical Engineers for Biotechnology Progress; the International Labour Organization for International Labour Review; the American Council on Teaching Foreign Languages for Foreign Language Annals; the Production and Operations Management Society for Production and Operations Management; the International Association of Applied Psychology for Applied Psychology Health and Well-Being, a new journal bundled with Applied Psychology; the International Union of Biochemistry and Molecular Biology for BioFactors; and the Geological Society of China for Acta Geologica Sinica – English Edition, one of the oldest journals in China.

Key renewals include agreements with the Physiological Society for the Journal of Physiology and Experimental Physiology; the American Society of Information Science and Technology for the Journal of the American Society of Information Science and Technology; and the German Research Foundation to publish their book and reference program, as well as two journals. One of the most prestigious journals from Wiley’s collaboration with the German Research Society, MAK Values and Procedures, won the Innovation Award of the German Society of Environmental and Occupational Medicine.

Wiley has been selected by a number of societies to launch new journals, including the British Elbow and Shoulder Surgery Society, the International Hepato-Pancreato-Biliary Association, and the International Association for the Study of Obesity, which is already a publishing partner. More than 900 of Wiley’s 1,400 journals are included in the Thomson ISI® 2007 Journal Citation Reports. In recent reports, many Wiley journals showed healthy increases in Impact Factors, which reflects the frequency that peer reviewed journals are cited by researchers. Journals published by Wiley are ranked # 1 in 31 categories, including Mass Spectrometry Reviews, Addiction, Arthritis & Rheumatism, Child Development, and Global Ecology and Biogeography.

During the quarter, STMS signed an agreement with CambridgeSoft, a leading provider of knowledge enterprise solutions, to offer Wiley’s organic chemistry content to its customers. CambridgeSoft will provide Wiley’s chemical reaction databases and organic online reference works to the pharmaceutical, biotechnology, and chemical industries through their E-Notebook platform.

In the first quarter, Wiley continued to add content to Wiley InterScience. Clinical and Translational Science, which made its debut in May, reflects the needs of medical professionals who wish to harness the many rich translational findings within their research and educational endeavors. MaterialsViews.com was launched in May to complement the print version, which is now associated with over twenty journals. The first issue of Wiley’s new Sports Technology journal was published in print and online. Evolutionary Applications was launched earlier this year as an online-only journal.

Professional/ Trade (P/T):

P/T revenue for the first quarter was $102.0 million, a 3% decline from the $105.2 million reported in last year’s strong first quarter, or a 4% decrease excluding favorable foreign exchange. Strong revenue growth due to volume continued in Asia. A decrease in the U.S. from last year’s strong first quarter, including the effect of higher sales returns, offset a solid performance in Europe outside the UK, the Middle East & Africa. The business publishing program and online advertising and services, led by Frommers.com and Whatsonwhen.com, showed strong results. Also affecting the comparison to last year was the termination of a publishing agreement in the culinary/hospitality publishing program.

Direct contribution to profit was $19.5 million compared to $25.7 million for the first quarter of fiscal year 2008, reflecting the top-line results and higher operating expenses. Expense growth reflected increases in advertising and marketing in anticipation of a strong Fall frontlist, as well as higher employment costs.

Highlights for the quarter include the continued growth of Frommer’s in the Europe/Middle East/Asia (“EMEA”) region and the launch of a private label travel destination site for KLM Airlines, with Whatsonwhen providing local event and city guide content for 85 global destinations serviced by KLM. Additionally, P/T generated a 12% increase in the number of book club, translation and digital rights contracts signed this quarter compared to the same quarter in the previous year.

Notable launches include a custom travel guide for MasterCard, entitled Priceless China, which was distributed prior to the Olympics, and two custom guides printed for the US Olympic Committee.  Business titles include Accounting for Dummies, 4th Edition by John Tracy; The Mary Kay Way: Timeless Principles from America’s Greatest Woman Entrepreneur by Mary Kay Ashe; and Extreme Toyota: Radical Contradictions that Drive Success at the World’s Largest Automobile Manufacturer by Emi Osono. In addition, Paul Muolo’s Chain of Blame, Richard Bittner’s Confessions of a Subprime Lender: An Insiders Tale of Greed, Fraud and Ignorance, and David Darst’s Little Book that Saves Your Assets, were published and received considerable publicity and positive reviews.  Leadership books includeTransparency: How Leaders Create a Culture of Candor by Warren Bennis, Daniel Coleman, and James O’Toole andThe Five Temptations of a CEO, 10th Anniversary Editionby best-selling author Patrick Lencioni.

In education, Wiley releasedStand for the Best, the inspirational story of Tom Bloch, who resigned from his CEO post at H&R Block to teach mathematics in an inner city middle school. Technology books include the iPhone 3G Portable Genius by Paul McFedries and David Pabian; MacBook for Dummies, 2nd Edition by Mark Chambers; Advanced QoS for Multi-Service Based IP/MPLS Networks by Ram Balakrishnan; and Fedora 9 and Red Hat Enterprise Linux Bible by Chris Negus.

The rapid growth of online services continued in the quarter, as evidenced by new website advertising contracts with Sheraton Hotels and AIG Travel Guard (Frommers.com), as well as the US Airforce Academy (Cliffnotes.com). Cliffnotes TestSuccess, a subscription-based test prep tool that allows advanced placement exam students to assess their weaknesses through diagnostic testing and targeted practice questions, was launched in the quarter. Other noteworthy new product introductions include Wrox.com chapter-on-demand, where programmers can instantly buy content by chapter rather than the entire publication; Leadership Practices Inventory (LPI) scoring software, which facilitates the scoring process for those taking the LPI assessment; and Frommer’s branded applications for iPhone and iTouch.

Higher Education:

HE revenue during the first quarter advanced 6% to $59.3 million, compared to $56.0 million in the prior year, or 4% excluding the favorable effect of foreign exchange. Global HE revenue, excluding the Australian Secondary School business, grew 7%. The results were driven by the continued success of the WileyPLUS digital learning suite; incremental revenue from acquired titles of approximately $1.5 million; and organic growth in science, mathematics, engineering, and the social sciences. Markets around the world contributed to the revenue growth, particularly North America, Asia, and Australia. Direct contribution to profit advanced 4% to $18.7 million from $17.9 million in the first quarter of last year, reflecting the top-line results, partially offset by planned employment cost increases.

WileyPLUS, an interactive suite that includes access to online textbooks, homework management tools, grading, and presentation resources, continues to build momentum around the world, as reflected in the 43% growth in billings and the number of registered users jumping 55% over the same quarter of last year. WileyPLUS revenue is deferred and recognized over the course of the semester. Given the increased penetration of WileyPLUS, approximately $2.0 million of additional revenue was deferred this quarter as compared to the first quarter of fiscal year 2008.

Notable books published during the quarter include Principles of Anatomy and Physiology, 12th Edition by Gerard J. Tortora and Bryan H. Derrickson; Microbiology: Principles and Explorations, 7th Edition by Jacquelyn G. Black; Biochemistry, 3rd Edition by Donald J. Voet and Judith G. Voet; Elementary Differential Equations, 8th Edition by William E. Boyce and Richard C. DiPrima; College Algebra by Cynthia Y. Young; Calculus: Multivariable, 8th Edition by Howard Anton, Irl Bivens, and Stephen Davis; Calculus: Single and Multivariable, 4th Edition by Deborah Hughes-Hallett, Andrew M. Gleason, et.al; Realms, Regions and Concepts, 13th Edition by H. J. de Blij and Peter O. Muller; Dicho y hecho, 8th Edition by Laila M. Dawson, Kim Potowski, and Silvia Sobral; ¡Con brío! by María Concepción, Lucas Murillo, and Laila M. Dawson; and Parliamo Italiano, 3rd Editionby Suzanne Branciforte.

At the end of the first quarter, Wiley acquired a list of textbooks and learning materials from Cengage Learning. These market-leading books provide a strong complement to Wiley’s existing programs in business and modern languages. HE signed an agreement with WIMBA, a collaborative learning software applications and services company, to provide new voice-recording functionality to enhance its already strong WileyPLUS offerings in modern languages.

Earlier in the quarter, Wiley acquired a list of mathematics and statistics titles from Key College Publishing, the higher education business of California-based Key Curriculum Press. The acquisition brings to HE award-winning authors and educators. We anticipate the acquired programs will strengthen Wiley's current offerings and provide an excellent opportunity for targeted growth and expansion in mathematics.

In Australia, HE signed an agreement with Ernst & Young to publish, as an audit practice case study, its training manual for audit staff. Chemistry by Allan Blackman, et al, received a “highly commended” in the Best Designed Tertiary Book Category at the 56th Australian Book Design Awards. This textbook is an adaptation of three U.S. textbooks. In Canada, HE is partnering with Now Prepay to allow students to purchase a registration code for WileyPLUS directly through their accounts at more than 35 universities and colleges.

Shared Services and Administrative Costs:

Shared services and administrative costs for the first quarter of fiscal year 2009 increased 12% to $90.8 million, or 10% excluding the unfavorable impact of foreign exchange. Higher planned employment costs; higher technology and facility costs, principally related to the integration of Blackwell, and higher journal shipping and handling costs contributed to the increase in shared service costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Cash and Cash Equivalents balance was $46.9 million at the end of the first quarter 2009, compared with $113.8 million a year earlier. Cash Used by Operating Activities in the first quarter of fiscal year 2009 was $37.8 million compared with $65.4 million in the prior year principally due to changes in operating assets and liabilities.

Cash provided by Changes in Operating Assets and Liabilities improved approximately $23.3 million to $2.1 million principally due to improved cash collections, income tax refunds and the timing of vendor and author payments.

Cash Used for Investing Activities for the first quarter 2009 was $45.4 million compared to $34.3 million in the prior year. The Company invested $17.8 million in acquisitions of publishing assets and rights compared to $5.8 million in the prior year. Cash used for property, plant and equipment and product development increased $1.0 million due to increased spending principally for computer hardware and software to support customer products and improve productivity, partially offset by the timing of author advance payments. Projected product development and property, equipment and technology capital spending for fiscal year 2009 is forecast to be approximately $125 million and $45 million, primarily to enhance system functionality and drive future revenue growth.

Cash provided by Financing Activities was $70.3 million in the first quarter of fiscal 2009, as compared to $141.5 million in the prior period. Financing activities in both periods included net borrowings under the credit facility to finance operations, payments of dividends to shareholders and the cash from stock option exercises. The Company increased its quarterly dividend to shareholders by 18% to $0.13 per share versus $0.11 per share in the prior year.

The Company’s operating cash flow is affected by the seasonality of receipts from its STMS journal subscriptions and its Higher Education business. Receipts for calendar year STMS subscription journals occur primarily from November through January. Sales primarily in the U.S. higher education market tend to be concentrated in June through August, and again in November through January. Due to this seasonality, the Company normally requires increased funds for working capital from May through September.

The Company believes its cash balances together with existing credit facilities are sufficient to meet its obligations. At July 31, 2008 the Company had approximately $937.5 million of debt outstanding and approximately $405.1 million of unused borrowing capacity.

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

Interest Rates

The Company had $937.5 million of variable rate loans outstanding at July 31, 2008, which approximated fair value. On February 16, 2007, the Company entered into an interest rate swap agreement, designated as a cash flow hedge as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The hedge fixes a portion of the variable interest due on a portion of the Term Loan. Under the terms of the interest rate swap, the Company will pay a fixed rate of 5.076% and will receive a variable rate of interest based on three month LIBOR (as defined) from the counter party which will be reset every three months for a four-year period ending February 8, 2011. The notional amount of the rate swap is initially $660 million which will decline through February 8, 2011, based on the expected amortization of the Term Loan. As of July 31, 2008 the notional amount was $615 million.

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

It is management’s intention that the notional amount of interest rate swaps be less than the Term Loan and the Revolving Credit Facility outstanding during the life of the derivatives. During the first quarter of fiscal year 2009, the Company recognized a loss on its hedge contracts of approximately $3.9 million which is reflected in interest expense. At July 31, 2008, the aggregate fair value of the interest rate swaps is a net loss of $21.9 million which is included in Other Long Term Liabilities in the Consolidated Statements of Financial Position. On an annual basis, a hypothetical one percent change in interest rates for the $222.5 million of unhedged variable rate debt as of July 31, 2008 would affect net income and cash flow by approximately $1.4 million.

Sales Return Reserves

Sales return reserves, net of estimated inventory and royalty costs, are reported as a reduction of accounts receivable in the Condensed Consolidated Statement of Financial Position and amounted to $55.0 and $55.5 million as of July 31, 2008 and April 30, 2008, respectively. The Company provides for sales returns based upon historical experience. A change in the pattern of trends in returns could affect the estimated allowance. On an annual basis, a hypothetical one percent change in the estimated sales return rate could affect net income by approximately $4.5 million.

Foreign Exchange Rates

The Company is exposed to foreign exchange movements primarily in Sterling, Euros, Canadian and Australian dollars, and certain Asian currencies. Under certain circumstances, the Company may enter into derivative financial instruments in the form of foreign currency forward contracts as a hedge against specific transactions, including inter-company purchases. There are no such instruments outstanding as of July 31, 2008. The Company does not use derivative financial instruments for trading or speculative purposes.

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

The Company’s book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 6% of total consolidated book and journal revenue, the top 10 book customers account for approximately 19% of total consolidated journal and book revenue and approximately 39% of total gross trade accounts receivable at April 30, 2008. Payment for sales of journal subscriptions are generally collected in advance.

Ability to Successfully Integrate Key Acquisitions

The Company’s growth strategy includes title, imprint and business acquisitions which complement the Company’s existing businesses; the development of new products and services; designing and implementing new methods of delivering products to our customers, and organic growth of existing brands and titles. Acquisitions may have a substantial impact on costs, revenues, cash flows, and financial position. Acquisitions involve risks and uncertainties, including difficulties in integrating acquired operations and in realizing expected opportunities, diversions of management resources and loss of key employees, challenges with respect to operating new businesses, debt incurred in financing such acquisitions, and other unanticipated problems and liabilities.

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

As part of the acquisition of Blackwell Publishing we integrated Blackwell finance functions and processes into Wiley’s processes. This integration resulted in business process changes. We continue to enhance the design and documentation of our internal control processes to ensure suitable controls over financial reporting.

Except as described above, there were no changes in the Company’s internal controls over financial reporting during the first fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal year 2009, the Company did not purchase any shares of Common Stock under its stock repurchase program. Under the current share repurchase program approved by the Company’s Board of Directors in June 2005, the Company has authorization to repurchase up to approximately 1.8 million additional shares of its Class A Common Stock as of July 31, 2008.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
99.1	– 18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer
99.2	– 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

(b)	The following reports on Form 8-K were furnished to the Securities and Exchange Commission since the filing of the Company’s 10-K on June 26, 2008.
i.	Earnings release on the first quarter fiscal 2009 results issued on Form 8-K dated September 9, 2008 which included the condensed financial statements of the Company.

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

Dated: September 9, 2008

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

Dated: September 9, 2008

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

Dated: September 9, 2008

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of John Wiley & Sons, Inc. (the “Company”) on Form 10-Q for the period ending July 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William J. Pesce, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, thatbased on my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934 (as amended), as applicable; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ William J. Pesce

William J. Pesce

President and

Chief Executive Officer

Dated: September 9, 2008

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of John Wiley & Sons, Inc. (the “Company”) on Form 10-Q for the period ending July 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ellis E. Cousens, Executive Vice President and Chief Financial & Operations Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

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

Dated: September 9, 2008