Form 10-Q
period 2008-10-31
WILEY JOHN & SONS, INC.
filed 2008-12-10
CIK 107140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended October 31, 2008	Commission File No. 1-11507

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

The number of shares outstanding of each of the Registrant’s classes of Common Stock as of November 30, 2008 were:

Class A, par value $1.00	-	49,007,627
Class B, par value $1.00	-	9,645,215

This is the first page of a 35 page document

JOHN WILEY & SONS, INC.

INDEX

PART I	-	FINANCIAL INFORMATION	PAGE NO.

Item 1.		Financial Statements.

		Condensed Consolidated Statements of Financial Position - Unaudited as of October 31, 2008 and 2007, and April 30, 2008	3

		Condensed Consolidated Statements of Income – Unaudited for the three and six months ended October 31, 2008 and 2007	4

		Condensed Consolidated Statements of Cash Flows – Unaudited for the six months ended October 31, 2008 and 2007	5

		Notes to Unaudited Condensed Consolidated Financial Statements	6-14

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-25

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	26-28

Item 4.		Controls and Procedures	28

PART II	-	OTHER INFORMATION

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 5.		Submission of Matters to a Vote of Security Holders	29

Item 6.		Exhibits and Reports on Form 8-K	30

SIGNATURES AND CERTIFICATIONS			31-33

EXHIBITS			34-35

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - UNAUDITED
(In thousands)

	October 31,		April 30,
	2008	2007	2008
Assets:
Current Assets
Cash and cash equivalents	$31,392	$64,020	$59,311
Accounts receivable	217,179	225,531	224,757
Inventories	111,324	113,442	118,209
Deferred income tax benefits	1,935	14,990	3,651
Prepaid and other	20,275	19,883	41,652
Total Current Assets	382,105	437,866	447,580

Product Development Assets	84,619	84,918	95,126
Property, Equipment and Technology	134,123	129,626	145,709
Intangible Assets	965,370	1,176,518	1,120,398
Goodwill	613,580	708,130	708,233
Deferred Income Tax Benefits	31,919	31,296	29,136
Other Assets	41,018	40,399	42,632
Total Assets	$2,252,734	$2,608,753	$2,588,814

Liabilities & Shareholders' Equity:
Current Liabilities
Accounts and royalties payable	$174,794	$188,670	$189,332
Deferred revenue	78,585	116,074	315,830
Accrued income taxes	3,912	5,175	1,633
Accrued pension liability	2,287	2,408	2,499
Other accrued liabilities	98,272	118,637	136,867
Current portion of long-term debt	57,535	45,000	45,000
Total Current Liabilities	415,385	475,964	691,161

Long-Term Debt	943,908	1,067,355	797,318
Accrued Pension Liability	79,796	98,697	82,755
Other Long-Term Liabilities	91,062	76,283	100,421
Deferred Income Tax Liabilities	189,305	238,439	228,041

Shareholders’ Equity
Class A & Class B common stock	83,191	83,191	83,191
Additional paid-in-capital	156,509	117,886	140,723
Retained earnings	849,727	738, 639	794,762
Accumulated other comprehensive income (loss)	(202,073)	52,463	12,648
Treasury stock	(354,076)	(340,164)	(342,206)
Total Shareholders’ Equity	533,278	652,015	689,118
Total Liabilities & Shareholders' Equity	$2,252,734	$2,608,753	$2,588,814
The accompanying Notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(In thousands except per share information)

	For The Three Months		For The Six Months
	Ended October 31,		Ended October 31,
	2008	2007	2008	2007

Revenue	$431,941	$423,189	$833,648	$811,911

Costs and Expenses
Cost of sales	136,527	135,378	263,886	261,606
Operating and administrative expenses	215,667	215,852	435,792	421,673
Amortization of intangibles	9,515	9,893	19,420	19,616
Total Costs and Expenses	361,709	361,123	719,098	702,895

Operating Income	70,232	62,066	114,550	109,016

Interest Expense	(13,305)	(18,080)	(26,297)	(35,569)
Foreign Exchange Losses	(3,607)	(121)	(4,019)	(725)
Interest Income and Other, net	888	1,153	6,004	2,069

Income Before Taxes	54,208	45,018	90,238	74,791
Provision/(Benefit) For Income Taxes	14,098	6,628	19,909	(3,768)

Net Income	$40,110	$38,390	$70,329	$78,559

Income Per Share
Diluted	$0.67	$0.65	$1.18	$1.33
Basic	$0.68	$0.67	$1.20	$1.37

Cash Dividends Per Share
Class A Common	$0.13	$0.11	$0.26	$0.22
Class B Common	$0.13	$0.11	$0.26	$0.22

Average Shares
Diluted	59,772	59,147	59,839	59,109
Basic	58,585	57,619	58,541	57,516

The accompanying Notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW – UNAUDITED
(In thousands)
	For The Six Months
	Ended October 31,
	2008	2007
Operating Activities
Net income	$70,329	$78,559
Adjustments to reconcile net income to cash used for operating activities:
Amortization of intangibles	19,420	19,616
Amortization of composition costs	22,373	20,794
Depreciation of property, equipment and technology	16,525	16,176
Stock-based compensation (net of tax)	7,516	7,281
Excess tax benefits from stock-based compensation	(3,731)	(6,603)
Pension expense, net of contributions	4,165	(18,608)
Non-cash tax benefits	-	(18,663)
Non-cash charges & other	42,357	35,596
Change in deferred revenue	(250,496)	(194,857)
Net change in operating assets and liabilities, excluding acquisitions	31,745	(5,042)
Cash Used For Operating Activities	(39,797)	(65,751)
Investing Activities
Additions to product development assets	(57,112)	(54,230)
Additions to property, equipment and technology	(18,133)	(17,032)
Acquisitions, net of cash acquired	(21,026)	(3,311)
Cash Used for Investing Activities	(96,271)	(74,573)
Financing Activities
Repayment of long-term debt	(141,400)	(283,800)
Borrowings of long-term debt	302,664	395,879
Purchase of Treasury Stock	(19,258)	-
(Decrease) Increase in book overdrafts	(24,825)	14,620
Cash dividends	(15,345)	(12,763)
Proceeds from exercise of stock options and other	8,265	11,588
Excess tax benefits from stock-based compensation	3,731	6,603
Cash Provided by Financing Activities	113,832	132,127
Effects of Exchange Rate Changes on Cash	(5,683)	724
Cash and Cash Equivalents
Decrease for the Period	(27,919)	(7,473)
Balance at Beginning of Period	59,311	71,493
Balance at End of Period	$31,392	$64,020
Cash Paid During the Period for:
Interest	$24,672	$34,567
Income taxes, net of refunds	$1,132	$8,204
The accompanying Notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of John Wiley & Sons, Inc., and Subsidiaries (the “Company”) as of October 31, 2008 and 2007, and results of operations and cash flows for the three and six month periods ended October 31, 2008 and 2007. The results for the three and six months ended October 31, 2008 are not necessarily indicative of the results expected for the full year. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 2008.

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

As previously disclosed in the Company’s Annual Report on Form 10-K, in connection with the integration of the Company’s acquisition of Blackwell Publishing (Holdings) Ltd. (“Blackwell”), the Company made various reclassifications within the Condensed Consolidated Statements of Income which mainly consisted of a transfer of the reporting of journal distribution costs from cost of sales to operating and administrative costs. The reclassification of these costs resulted in reductions of cost of sales of $10.4 million and $18.0 million, for the three and six months ended October 31, 2007, respectively, with corresponding increases to operating and administrative costs. In addition, the Company reclassified foreign exchange transaction gains and losses from operating and administrative costs to a distinct line on the Condensed Consolidated Statements of Income below operating income.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained. Principally, SFAS 141R requires that contingent consideration be recorded at fair value on the acquisition date and that certain transaction and restructuring costs be expensed. SFAS 141R is effective for acquisitions made on and after May 1, 2009. While the Company is currently assessing the impact of SFAS 141(R) on its consolidated financial statements, the Company expects that upon adoption of SFAS 141(R), the application of the new standard is likely to have a significant impact on how the Company allocates the purchase price of any future acquired businesses.

In April 2008, the FASB issued FASB Staff Position No. FSP SFAS 142-3 “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”). SFAS 142-3 amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” SFAS 142-3 requires an entity to consider its own experience with the renewal or extension of the terms of a contractual arrangement, consistent with its expected use of the asset. SFAS 142-3 also requires several incremental disclosures for renewable intangible assets. The Company is required to adopt SFAS 142-3 as of May 1, 2009. The guidance for determining the useful life of an intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company is currently assessing the impact, if any, on its consolidated financial statements.

There have been no other new accounting pronouncements issued during fiscal year 2009 that have had, or are expected to have a material impact on the Company’s consolidated financial statements.

3.	Share-Based Compensation

The Company has share-based compensation plans under which employees may be granted options to purchase shares of Company common stock at the fair market value at the time of grant. In addition to stock options, the Company grants performance-based stock awards and restricted stock awards to certain management level employees. The Company recognizes the fair value of share-based compensation in net income on a straight-line basis over the requisite service period. For the three months ended October 31, 2008 and 2007, the Company recognized share-based compensation, net of tax, of $4.0 million and $3.8 million, respectively. For the six months ended October 31, 2008 and 2007, the Company recognized share-based compensation, net of tax, of $7.5 million and $7.3 million, respectively.

The following table provides share-based compensation data for shares issued during the respective periods:

	For the Six Months Ended October 31,
	2008	2007
Restricted Stock:
Awards granted (in thousands)	294	342
Weighted average fair market value of grant	$47.48	$47.39
Stock Options:
Awards granted (in thousands)	631	627
Weighted average grant price	$47.55	$48.46
Weighted average fair market value of grant	$15.30	$18.42

The weighted average Black-Scholes fair value assumptions are as follows:

	For the Three and Six Months Ended October 31,
	2008	2007
Expected life of options (years)	7.7	7.7
Risk-free interest rate	3.8%	5.1%
Expected volatility	25.2%	27.3%
Expected dividend yield	1.1%	0.9%

4.	Comprehensive Income (Loss)

Comprehensive income (loss) was as follows (in thousands):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2008	2007	2008	2007
Net income	$40,110	$38,390	$70,329	$78,559
Changes in other comprehensive income (loss):
Foreign currency translation adjustment	(220,397)	20,748	(217,488)	29,624
Amortized of unrecognized retirement costs, net of taxes	202	198	1,235	998
Unrealized (loss) gain on interest rate swaps, net of taxes	(2,413)	(4,543)	1,532	(3,116)
Comprehensive income (loss)	$(182,498)	$54,793	$(144,392)	$106,065

A reconciliation of accumulated other comprehensive income (loss) follows (in thousands):

	For the Three Months
	July 31, 2008	Change for Period	October 31, 2008
Foreign currency translation adjustment	$56,201	$(220,397)	$(164,196)
Unrecognized retirement costs, net of tax	(25,780)	202	(25,578)
Unrealized (loss) gain on interest rate swaps, net of tax	(9,886)	(2,413)	(12,299)
Total	$20,535	$(222,608)	$(202,073)
	For the Six Months
	April 30, 2008	Change for Period	October 31, 2008
Foreign currency translation adjustment	$53,292	$(217,488)	$(164,196)
Unrecognized retirement costs, net of tax	(26,813)	1,235	(25,578)
Unrealized (loss) gain on interest rate swaps, net of tax	(13,831)	1,532	(12,299)
Total	$12,648	$(214,721)	$(202,073)

5.	Weighted Average Shares for Earnings Per Share
A reconciliation of the shares used in the computation of income per share follows (in thousands):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2008	2007	2008	2007
Weighted average shares outstanding	59,033	58,107	58,924	57,925
Less: Unearned deferred compensation shares	(448)	(488)	(383)	(409)
Shares used for basic income per share	58,585	57,619	58,541	57,516
Dilutive effect of stock options and other stock awards	1,187	1,528	1,298	1,593
Shares used for diluted income per share	59,772	59,147	59,839	59,109

For both the three and six months ended October 31, 2008, options to purchase Class A Common Stock of 2,227,398 have been excluded from the shares used for diluted income per share, as their inclusion would have been anti-dilutive. For the three and six months ended October 31, 2007, options to purchase Class A Common Stock of 1,605,093 have been excluded from both periods. In addition, for both the three and six months ended October 31, 2008, unearned restricted shares of 26,750 have been excluded as their inclusion would have been anti-dilutive. For the three and six months ended October 31, 2007, unearned restricted shares of 19,000 have been excluded from both periods.

6.	Inventories
Inventories were as follows (in thousands):

	As of October 31,		As of April 30,
	2008	2007	2008
Finished goods	$90,013	$96,073	$103,138
Work-in-process	12,780	10,911	11,074
Paper, cloth and other	13,036	10,796	8,303
	115,829	117,780	122,515
LIFO reserve	(4,505)	(4,338)	(4,306)
Total inventories	$111,324	$113,442	$118,209

7.	Acquisitions and Acquired Publication Rights

Fiscal Year 2009:

During the first six months of fiscal year 2009, the Company acquired certain businesses, assets and rights for $21.0 million. Approximately $19.6 million of acquired publishing rights were recorded in the aggregate. The acquisitions consist primarily of the following:

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

On September 16, 2008, the Company acquired the rights to publish newsletters that focus on a variety of topics for higher education administrators. The cost of acquisition was principally allocated to acquired publication rights and is being amortized over a 10-year period.

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

The Company reclassified foreign exchange transaction gains and losses from operating and administrative costs to a distinct line on the Condensed Consolidated Statements of Income below Operating Income. As such, the foreign exchange gains and losses are no longer included in Direct Contribution to Profit in the following segment disclosure.

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

Higher Education includes the publishing of educational materials in all media for two-and four-year colleges and universities, for-profit career colleges and advanced placement classes, as well as for secondary schools in Australia. Higher education products focus on courses in business and accounting, sciences, engineering, computer science, math and social sciences. Customers include undergraduate, graduate and advanced placement students, educators and lifelong learners worldwide and secondary school students in Australia. Products are sold and delivered through multiple channels including college bookstore, online bookseller and direct sales to customers. The Company maintains centers in Australia, Canada, India, the United Kingdom and the United States.

	For The Three Months		For The Six Months
	Ended October 31,		Ended October 31,
	2008	2007	2008	2007

Revenue
Scientific, Technical, Medical and Scholarly	$254,016	$236,471	$494,365	$463,999
Professional/Trade	113,188	128,591	215,211	233,790
Higher Education	64,737	58,127	124,072	114,122
Total	$431,941	$423,189	$833,648	$811,911

Direct Contribution to Profit
Scientific, Technical, Medical and Scholarly	$104,786	$94,168	$201,515	$178,784
Professional/Trade	32,411	41,059	51,985	66,714
Higher Education	21,048	17,984	39,840	35,908
Total	$158,245	$153,211	$293,340	$281,406

Shared Services and Administration Costs
Distribution	(29,353)	(31,486)	(58,536)	(58,761)
Technology Services	(23,534)	(23,052)	(49,568)	(44,269)
Finance	(12,527)	(12,052)	(24,150)	(22,679)
Other Administration	(22,599)	(24,555)	(46,536)	(46,681)
Total	(88,013)	(91,145)	(178,790)	(172,390)
Operating Income	$70,232	$62,066	$114,550	$109,016

9.	Intangible Assets

Intangible assets, excluding goodwill, consisted of the following (in thousands):

	As of October 31,		As of April 30,
	2008	2007	2008
Intangible assets with indefinite lives:
Brands and trademarks	$176,567	$208,165	$202,525
Acquired publishing rights	118,837	121,691	123,963
	295,404	329,856	326,488

Net intangible assets with determinable lives:
Acquired publishing rights	603,080	760,221	712,632
Brands and trademarks	12,831	14,488	13,773
Covenants not to compete	976	1,427	1,040
Customer relationships	53,079	70,526	66,465
	669,966	846,662	793,910
Total	$965,370	$1,176,518	$1,120,398

The decrease in intangible assets at October 31, 2008 compared to October 31, 2007 and April 30, 2008 is primarily due to foreign exchange.

10.	Income Taxes

The effective tax rate for the first six months of fiscal year 2009 was 22.1%. The effective tax rate for the first six months of fiscal year 2008 was a benefit of 5.0%. The tax provision for the first six months of fiscal year 2008 included $18.7 million, or $0.32 per diluted share, of deferred tax benefits associated with new tax legislation enacted in the United Kingdom (U.K.) and Germany that reduced the corporate income tax rates from 30% to 28% and 39% to 29%, respectively. The benefits recognized by the Company reflect the adjustments required to record all U.K. and Germany deferred tax balances at the new corporate income tax rates. Excluding the deferred tax benefits described above, the effective tax rate for the first six months of fiscal year 2008 was 19.9% compared to 22.1% for the first six months of fiscal year 2009. The increase was principally due to lower foreign tax benefits. In addition, in fiscal year 2009, the Company reversed a previously accrued income tax reserve of approximately $3.2 million in the first quarter due to an income tax settlement with tax authorities in non-U.S. jurisdictions compared to $3.6 million recorded in the first six months of the prior period.

11.	Retirement Plans
The components of net pension expense for the defined benefit plans were as follows:

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
(Dollars in thousands)	2008	2007	2008	2007
Service Cost	$3,755	$4,863	$7,656	$9,647
Interest Cost	5,945	5,463	12,225	10,831
Expected Return of Plan Assets	(5,603)	(5,621)	(11,530)	(11,146)
Net Amortization of Prior Service Cost	149	152	305	301
Recognized Net Actuarial Loss	696	642	1,409	1,272
Net Pension Expense	$4,942	$5,499	$10,065	$10,905

Employer pension plan contributions were $5.8 million and $29.5 million for the six months ended October 31, 2008 and 2007, respectively. The contributions for the six months ended October 31, 2007 include approximately $23.0 million that was paid into the Blackwell pension plan in accordance with the terms of the acquisition agreement.

12.	Fair Value Measurements

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value measurement hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company measures the fair value of its interest rate swap liabilities on a recurring basis using Level 2 inputs, which represent quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets. As of October 31, 2008, the fair value of interest rate swap liabilities was approximately $25.7 million.

13.	Interest Income and Other, Net

Included in interest income and other for the six months ended October 31, 2008 is a $4.6 million ($0.08 per diluted share) non-recurring insurance receipt.

14. Foreign Exchange Losses

Losses on foreign currency transactions for the second quarter and six months ended October 31, 2008 and 2007 were $3.6 million, $4.0 million and $0.1 million and $0.7 million, respectively. The increase in foreign currency losses primarily reflects the strengthening of the U.S. dollar on intercompany payables in non-U.S. locations.

15.	Subsequent Event

Effective November 1, 2008, the company changed its functional currency reporting basis for the non-Blackwell portion of the Company’s European STMS journal business from U.S. Dollar to local functional currency. Effective November 1, 2008, pricing and reporting of journal revenue in markets that are Euro-based will be denominated in Euros and those based in the UK will be denominated in Sterling. Formally, such pricing and reporting was denominated principally in U.S. Dollars. As a result of this change, movements in Euro to U.S. Dollar and Sterling to U.S. Dollar exchange rates could result in greater volatility of reported revenue and income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – SECOND QUARTER ENDED OCTOBER 31, 2008

Revenue for the second quarter of fiscal year 2009 increased 2% to $431.9 million, or 5% excluding the unfavorable impact of foreign exchange. Growth was driven by Scientific, Technical, Medical and Scholarly (“STMS”) journals and books, an acquisition accounting adjustment that reduced prior year STMS revenue by approximately $6.3 million and growth in Higher Education partially offset by a decline in Professional/Trade (“P/T”) revenue due to a weak U.S. retail environment.

Gross profit margin for the second quarter of fiscal year 2009 of 68.4% was 0.4% ahead of the prior year principally due to an acquisition accounting adjustment reducing gross profit margin in the second quarter of fiscal year 2008, product mix and price increases in Higher Education, partially offset by higher inventory obsolescence provisions and lower sales volume in P/T. Operating and administrative expenses for the second quarter of fiscal year 2009 of $215.7 million were flat with the prior year period, or 3% higher excluding the favorable impact of foreign exchange. The increase excluding foreign exchange was mainly due to higher planned employment and editorial costs to support business growth in Higher Education and STMS and an unfavorable comparison to a $1.8 million P/T bad debt recovery in the prior year.

Operating income for the second quarter of fiscal year 2009 increased 13% to $70.2 million, or 17% excluding the unfavorable impact of foreign exchange. Revenue growth, including the purchase accounting adjustment, was offset by higher planned operating and administrative expenses. Interest expense improved $4.8 million to $13.3 million. Lower interest rates contributed approximately $2.4 million towards the improvement, while lower outstanding debt contributed approximately $2.4 million. Losses on foreign currency transactions for the second quarters ended October 31, 2008 and 2007 were $3.6 million and $0.1 million, respectively. The increase in foreign currency losses primarily reflects the strengthening of the U.S. dollar on intercompany payables in non-U.S. locations.

The effective tax rate for the second quarter of fiscal year 2009 was 26.0% compared to 14.7% in the prior year period. During fiscal year 2008, the Company recorded a $3.4 million tax benefit associated with new tax legislation enacted in Germany that reduced the corporate income tax rate from approximately 39% to 29%. The benefit recognized by the Company reflects the adjustments required to restate all applicable deferred tax balances at the new income tax rate. The new tax rates were effective in Germany as of May 1, 2007. Excluding the deferred tax benefit described above, the effective tax rate for the second quarter of fiscal year 2008 was 22.2%. The increase over prior year was principally due to lower foreign tax benefits.

Earnings per diluted share and net income for the second quarter of fiscal year 2009 were $0.67 and $40.1 million, respectively. Reported earnings per diluted share and net income for the second quarter of fiscal year 2008 were $0.65 and $38.4 million, respectively. Adjusted to exclude the non-cash deferred tax benefit described above, earnings per diluted share and net income for fiscal year 2008 were $0.59 and $35.0 million, respectively. See Non-GAAP Financial Measures described below.

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

Deferred Tax Benefit on Changes in Statutory Tax Rates

During the second quarter of fiscal year 2008, the Company recorded a $3.4 million tax benefit associated with new tax legislation enacted in Germany that reduced the corporate income tax rate from approximately 39% to 29%. The benefit recognized by the Company reflects the adjustments required to restate all applicable deferred tax balances at the new income tax rate. This tax benefit has been adjusted below due to its infrequent, non-recurring nature.

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

Reconciliation of Non-GAAP Financial Disclosure

	For the Three Months Ended October 31,
Net Income (in thousands)	2008	2007

As Reported	$40,110	$38,390

Deferred Tax Benefit on Changes in Statutory Rates	-	(3,381)

Adjusted	$40,110	$35,009

	For the Three Months Ended October 31,
Earnings Per Diluted Share	2008	2007

As Reported	$0.67	$0.65

Deferred Tax Benefit on Changes in Statutory Rates	-	(0.06)

Adjusted	$0.67	$0.59

Fiscal Year 2009 Segment Results

As previously disclosed in the Company’s Annual Report on Form 10-K, in connection with the integration of Blackwell Publishing Ltd. (“Blackwell”), we have conformed the classification of certain accounts in our Statements of Income and segment reporting and realigned certain product lines in our segment reporting to correspond with management responsibility. In addition, the Company reclassified foreign exchange transaction gains and losses, previously reported as a component of direct contribution to profit to a separate distinguishable line below operating income in the Condensed Consolidated statements of Income. All prior year periods have been restated for comparability. These changes had no impact on Wiley’s consolidated revenue, net income or earnings per share.

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

Scientific, Technical, Medical and Scholarly (STMS):

Global STMS revenue for the second quarter increased 7% to $254.0 million, or 12% excluding unfavorable foreign exchange. The year-on-year growth was primarily driven by journal subscriptions and STMS books, with nearly every subject category advancing. Revenue growth occurred across all regions, reflecting the positive effect of the combination of the Wiley and Blackwell STMS businesses. Also contributing to the year-over-year increase was a $6.3 million acquisition accounting adjustment related to Blackwell that reduced journal subscription revenue in last year’s second quarter. This adjustment contributed 3% to revenue growth excluding foreign exchange.

Direct contribution to profit for the second quarter advanced 11% to $104.8 million, or 14% excluding the unfavorable effect of foreign exchange. The increase primarily reflects the top-line growth and the acquisition accounting adjustment.

During the quarter, Wiley signed new contracts with various societies to publish four new journals; renewed or extended contracts to publish eight journals;and did not renew the contract to publish one title. Key new contracts include agreements with the British Pharmacological Society for its journal, the British Journal of Pharmacology; the European Molecular Biology Organization for EMBO Molecular Medicine; the American Orthopyschiatric Association for American Journal of Orthopsychiatry; National Association of Healthcare Quality forJournal of Healthcare Quality; Orthopaedic Surgery, a new journal with a premier orthopaedic hospital in China; the Journal of Evidence-Based Medicine, a new journal for the West China Hospital of Chengdu; and Hypatia, the premier journal in feminist philosophy.

Key journal renewals include agreements with the British Pharmacological Society for the British Journal of Clinical Pharmacology; Foundation for the Sociology of Health and Illnessfor the Sociology of Health and Illness; the Bioelectromagnetics Society forBioelectromagnetics; the European Society for Organ Transplantation forTransplant International; Societe Francaise de Pharmacologie et de Therapeutique forFundamental and Clinical Pharmacology; International Pediatric Transplant Association forPediatric Transplantation; and the Australasian College of Dermatologists for the Australasian Journal of Dermatology.

In the STMS online business, Wiley sold its first combined Wiley-Blackwell journal license to Akademintorg, the Russian Academy of Sciences’ Foreign Economic Association. Major online deals were also completed with the University of Western Australia, the National Institutes of Health (NIH) and the Slovak National Library. In addition, WileyInterScience reached a milestone in September with over 1 million visits in a single day. Visits to Wiley Interscience over the last 12 months increased approximately 10% over the comparative prior year period.

STMS also signed an agreement with the Pittsburgh Conference on Analytical Chemistry and Applied Spectroscopy (Pittcon) to produce a co-branded webinar series for a global audience of scientists on special topics of interest. The webinars will utilize Wiley’s strong brand identity and quality content.

At the prestigious British Medical Association’s Book Awards ceremony in September, Wiley STMS and its authors received four first prizes: Mark Stoneham and Jonathan Westbrook: Invasive Medical Skills, a Multimedia Approach (Electronics Media category); Jonathan Cohen: Comprehensive Atlas of High-Resolution Endoscopy and Narrowband Imaging, (Gastroenterology category); Martin Johnson: Essential Reproduction, 6th edition (Obstetrics and Gynaecology category); and Dorian Pritchard and Bruce Korf: Medical Genetics at a Glance, 2nd edition (Medicine category).

Additionally, eight Wiley authors were named as 2008 Nobel laureates, including Dr. Paul Krugman for Economics; Dr. Osamu Shimomura, Dr. Martin Chalfie, and Dr. Roger Tsien for Chemistry; Dr. Yoichiro Nambu for Physics; Dr. Francoise Barre-Sinoussi and Dr. Luc Montagnier for Physiology or Medicine; and Dr. Harald zur Hausen for Physiology or Medicine. The number of Nobel laureates published by Wiley and companies it has acquired is over 350, including nine last year.

Professional/ Trade (P/T):

Global P/T revenue for the second quarter was $113.2 million, a 12% decline from last year’s strong second quarter, or 10% excluding unfavorable foreign exchange. The decline in revenue was due to difficult retail conditions particularly in the U.S. Reflecting the challenging retail environment, revenue declined in all publishing categories compared to last year’s strong second quarter with Architecture, Consumer and Education titles exhibiting the sharpest declines. The majority of the revenue shortfall occurred in the U.S., while Europe recorded modest year-over-year growth. Also affecting the comparison to last year was the termination of a publishing agreement in the culinary/hospitality publishing program.

Direct contribution to profit was $32.4 million compared to $41.1 million for the second quarter of last year, reflecting the revenue shortfall, an unfavorable comparison to a $1.8 million bad debt recovery in the prior year associated with the Advanced Marketing Services bankruptcy and planned salary merit increases, partially mitigated by cost savings and lower expected performance-based compensation expense.

During the quarter, P/T acquired thirteen highly-respected newsletters from LRP Publications, which focus on need-to-know topics for higher education administrators, including disability compliance, campus legal issues, student aid, enrollment management, department administration, alumni relations, and student affairs.

Wiley became the official publisher of the Graduate Management Admission Test® (GMAT®) study guides, authored by the Graduate Management Admission Council® (GMAC®). In addition, online advertising deals were signed with AOL Travel, Marriot and Park Hyatt (Frommers.com), and Apple (Cliffsnotes.com).

Notable launches in the finance publishing category include I.O.U.S.A by Addison Wiggins; Gone Fishin Portfolio by Alex Green; Little Book of Bull Moves in Bear Markets by Peter Schiff;Bailout: What the Rescue of Bear Stearns and the Credit Crisis Means for Your Investments by John Waggoner; and Ten Roads to Riches by Ken Fisher. Wiley’s relationship with the Institute of Financial Planners in Hong Kong was enhanced with the publication of the Chinese language edition of Employee Benefits. Several key technology books were published, including Laptops for Dummies, 3rd Edition by Dan Gookin; Photoshop CS4 for Dummies by Peter Bauer; and iPod and iTunes for Dummies, 6th Edition by Tony Bove.

The first Frommer’s guides for the Amazon Kindle® were launched in October. Twelve complete guides to major global cities were reformatted for the device. Major cookbooks released included How to Cook Everything, 2nd  edition by Mark Bittman; Bon Appetit Fast Easy Fresh by Barbara Fairchild; and Frozen Desserts by the Culinary Institute of America. Other consumer books released included Investing For Dummies, 5th edition by Eric Tyson; Living Well in a Down Economy For Dummies by Tracy Barr; and Investing in an Uncertain Economy For Dummies by Sheryl Garrett. In architecture, the WileyCPE online continuing education system was launched for design professionals. Featured modules in the program are approved by the American Institute of Architects and allow users to earn credits to satisfy mandatory membership or state licensing board requirements.

Wiley P/T continued to expand its online offerings. CliffsNotes TestSuccess online test prep products are now available for the SAT, Advance Placement (AP) Biology, AP Chemistry and AP English Language, allowing students to diagnose strengths and weaknesses, take practice and full-length simulated exams, and study explanations as they prepare for these examinations. CliffsNotes Digital Flashcards allow students to study for standardized tests using the flashcard method, now easily accessible on their computers. Over 1,000 For Dummies chapters and articles were digitally licensed to appear on websites run by directory.com.

Among the Wiley titles winning awards during the quarter were Mobs, Messiahs, and Markets by William Bonner and Lila Rajiva, which was honored at the Frankfurt Bookfair as the Get-Abstract Business Book of the Year; Cadbury’s Purple Reign: The Story Behind Chocolate’s Best-Loved Brand by John Bradley, which was highly commended in the International Visual Communications Association's Clarion Awards; Preservation of Modern Architecture, which earned the 2008 Lee Nelson Book Award by The Association of Preservation Technology International; and ten Wiley newsletters that won APEX Awards for Excellence. Diane Stegmeier received the International Facility Management Association’s 2008 Distinguished Author Award for Innovations in Office Design: The Critical Influence Approach to Effective Work Environment. Sustainable Residential Interiors by the design firm Associates III won the 2008 Joel Polsky Prize from the American Society of Interior Design’s Educational Foundation.

Higher Education:

HE revenue advanced 11% to $64.7 million in the second quarter, compared to $58.1 million for the same period of last year, or 14% excluding the unfavorable effect of foreign exchange. The results were driven by strong performances in nearly every subject category, including Business and Accounting; Engineering and Computer Science; the Sciences; Mathematics and Statistics; and the Social Sciences. Revenue of approximately $3.0 million from recently-acquired titles and the continued growth of the WileyPLUS digital learning suite also contributed to these results. The recently acquired titles contributed 5% to revenue growth excluding foreign exchange. Growth was evident in every region except Asia and Australia, which were affected by the devaluation of the Indian Rupee and a soft quarter in the Australian secondary school business.

Direct contribution to profit advanced 17% to $21.0 million, compared to $18.0 million for the second quarter of last fiscal year, reflecting the top-line results, price increases and favorable product mix, partially offset by higher performance-based compensation expense and planned salary merit increases. Excluding unfavorable foreign exchange, direct contribution to profit increased 22% year-over-year.

A digital textbook pilot program was initiated by Wiley and the University of Texas featuring a software licensing model. At the core of the e-text initiative that begins with the spring 2009 session at the Austin campus, the University will license the material from Wiley, as it does other software, and issue students access keys to either permanently download a copy of the digital text (Wiley Desktop Edition) or access the text via the Internet (WileyPLUS) for certain courses.

Notable books published during the quarter include Visualizing Weather and Climate by Bruce Anderson and Alan Strahler; Precalculus: A Prelude to Calculus by Sheldon Axler; Visualizing Earth History by Loren Babcock; Visualizing Environmental Science, 2nd edition by Linda Berg; Organizational Behavior, 2nd edition by Michael

Hitt; Financial Accounting, 5th edition by Jerry Weygandt, Donald Kieso, and Paul Kimmel; Fundamentals of Corporate Finance by Robert Parrino and David S. Kidwell; and Accounting Principles, 9th edition by Jerry Weygandt

Shared Services and Administrative Costs:

Shared services and administrative costs for the second quarter of fiscal year 2009 decreased 3% to $88.0 million and were flat excluding the favorable impact of foreign exchange. Blackwell synergy savings principally due to the termination of certain third party distribution agreements and lower performance-based compensation expense were offset by planned salary merit increases, facility cost and Blackwell integration costs.

RESULTS OF OPERATIONS – SIX MONTHS ENDED OCTOBER 31, 2008

Revenue for the first half of fiscal year 2009 increased 3% to $833.6 million, or 4% excluding the unfavorable impact of foreign exchange. Growth was driven by STMS journals and books, an acquisition accounting adjustment that reduced prior year STMS revenue by approximately $12.5 million and growth in Higher Education, partially offset by a decline in P/T revenue due to a weak retail environment particularly in the U.S.

Gross profit margin for the first half of fiscal year 2009 of 68.3% was 0.5% ahead of the prior year principally due to an acquisition accounting adjustment reducing gross profit margin in the first half of fiscal year 2008 and price increases and product mix in Higher Education, partially offset by higher inventory obsolescence provisions and lower sales volume in P/T. Operating and administrative expenses for the first half of fiscal year 2009 of $435.8 million were 3% higher than the prior year period, or 4% higher excluding the favorable impact of foreign exchange. The increase was mainly due to higher planned employment, editorial and production costs to support business growth, Blackwell-related integration technology costs, net of savings, and higher occupancy and facilities costs related to business expansion.

Operating income for the first half of fiscal year 2009 increased 5% to $114.6 million, or 9% excluding the unfavorable impact of foreign exchange. Revenue growth was offset by higher planned operating expenses and integration costs. Interest expense improved $9.3 million to $26.3 million. Lower interest rates contributed approximately $4.6 million towards the improvement, while lower outstanding debt contributed approximately $4.7 million. Interest income and other increased $3.9 million for the six months ended October 31, 2008 principally due to a $4.6 million ($0.08 per diluted share) non recurring insurance receipt received in the first quarter of fiscal year 2009. Losses on foreign currency transactions for the six months ended October 31, 2008 and 2007 were $4.0 million and $0.7 million, respectively. The increase in foreign currency losses primarily reflects the strengthening of the U.S. dollar on intercompany payables in non-U.S. locations.

The effective tax rate for the first half of fiscal year 2009 was 22.1% compared to a benefit of 5.0% in the prior year period. During fiscal year 2008, the Company recorded an $18.7 million tax benefit associated with new tax legislation enacted in the United Kingdom (U.K.) and Germany that reduced the corporate income tax rates from approximately 30% to 28% and 39% to 29%, respectively. The benefits recognized by the Company reflect the adjustments required to restate all applicable deferred tax balances at the new income tax rates. The new tax rates were effective in Germany as of May 1, 2007 and in the U.K. as of April 1, 2008. Excluding the tax deferred benefits described above, the effective tax rate for the first half of fiscal year 2008 was 19.9% compared to 22.1% in the first half of fiscal year 2009. The increase was principally due to lower foreign tax benefits.

Earnings per diluted share and net income for the first half of fiscal year 2009 were $1.18 and $70.3 million, respectively. Reported earnings per diluted share and net income for the first half of fiscal year 2008 were $1.33 and $78.6 million, respectively. Adjusted to exclude the non-cash deferred tax benefits described above, earnings per diluted share and net income for fiscal year 2008 were $1.01 and $59.9 million, respectively. See Non-GAAP Financial Measures described below.

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

Deferred Tax Benefit on Changes in Statutory Tax Rates

During the first half of fiscal year 2008, the Company recorded an $18.7 million tax benefit associated with new tax legislation enacted in the U.K. and Germany that reduced the corporate income tax rates from approximately 30% to 28% and 39% to 29%, respectively. The benefits recognized by the Company reflect the adjustments required to restate all applicable deferred tax balances at the new income tax rates. These tax benefits have been adjusted below due to their infrequent, non-recurring nature.

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

Reconciliation of Non-GAAP Financial Disclosure

	For the Three Months Ended October 31,
Net Income (in thousands)	2008	2007

As Reported	$70,329	$78,559

Deferred Tax Benefit on Changes in Statutory Rates	-	(18,663)
Adjusted	$70,329	$59,896

	For the Three Months Ended October 31,
Earnings Per Diluted Share	2008	2007

As Reported	$1.18	$1.33

Deferred Tax Benefit on Changes in Statutory Rates	-	(0.32)
Adjusted	$1.18	$1.01

Fiscal Year 2009 Segment Results

As previously disclosed in the Company’s Annual Report on Form 10-K, in connection with the integration of Blackwell, we have conformed the classification of certain accounts in our Statements of Income and segment reporting and realigned certain product lines in our segment reporting to correspond with management responsibility. In addition, the Company reclassified foreign exchange transactions gain and loss, previously reported as a component of direct contribution to profit to a separate distinguishable line below operating income in the Condensed Consolidated statements of Income. All prior year periods have been restated for comparability. These changes had no impact on Wiley’s consolidated revenue, net income or earnings per share.

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

Scientific, Technical, Medical and Scholarly (STMS):

Global STMS revenue for the first half of fiscal year 2009 increased 7% to $494.4 million, or 8% excluding unfavorable foreign exchange. The year-on-year growth was driven by both STMS journals and books. Strong growth in journal revenue reflected higher journal subscriptions and other journal related revenue, mainly backfile sales and advertising revenues. Improved book revenues reflected strong global growth as a result of the combined effects of Wiley’s and Blackwell’s sales and marketing capabilities. Also contributing to the year-over-year increase in journal subscriptions was a $12.5 million acquisition accounting adjustment related to Blackwell that reduced revenue in the first half of last fiscal year. This adjustment contributed 3% to revenue growth excluding foreign exchange.

Direct contribution to profit for the first half of fiscal year 2009 advanced 13% over the same period of the prior year to $201.5 million, or 15% excluding the unfavorable effect of foreign exchange. The increase primarily reflects the top-line growth, the acquisition accounting adjustment and a $2.0 million dollar bad debt recovery in the first quarter of fiscal year 2009, partially offset by higher performance-based compensation expense.

Professional/ Trade (P/T):

Global P/T revenue for the first half of fiscal year 2009 decreased 8% to $215.2 million, or 7% excluding the unfavorable impact of foreign exchange. The decline in revenue was due to difficult retail conditions particularly in the U.S. Lower revenue in the U.S. was offset by modest growth in all other markets. Revenue declined in all publishing categories, with the exceptions of Business titles which were flat, compared to last year’s strong first half. Architecture, Consumer and Education titles exhibited the sharpest declines. Also affecting the comparison to last year was the termination of a publishing agreement in the culinary/hospitality publishing program.

Direct contribution to profit decreased 22% to $52.0 million in the first half of fiscal year 2009 from $66.7 million in the prior year, or 20% excluding the unfavorable impact of foreign exchange. The decline reflects the revenue shortfall, higher planned employment costs and an unfavorable comparison to a $1.8 million bad debt recovery in the prior year, partially offset by lower expected performance-based compensation expense and lower sales, marketing and advertising costs.

Higher Education:

Global HE revenue for the first half of fiscal year 2009 advanced 9% to $124.1 million both including and excluding foreign exchange. Revenue growth was primarily driven by the U.S., Europe, Middle East and Africa markets. Revenue of approximately $4.6 million from recently-acquired titles contributed to the growth representing 4% excluding foreign exchange. Growth in all subject categories were partially offset by lower sales in the Australian Secondary School business.

Direct contribution to profit increased 11% to $39.8 million, or 13% excluding the unfavorable impact of foreign exchange. The improvement reflects the top-line growth, price increases and product mix, partially offset by higher performance-based compensation expense and planned salary merit increases.

WileyPLUS exhibited first half growth in billings of 48% over the comparable prior year period, while the number of registered WileyPLUS users in the US jumped 60%. In Asia, the first WileyPLUS adoptions in South Korea and India occurred in the second quarter, with Malaysia, Taiwan, and Thailand exhibiting exponential growth. At the end of the quarter, deferred revenue for WileyPLUS was $8 million, compared to $6 million for the same period last year.

Shared Services and Administrative Costs:

Shared services and administrative costs for the first half of fiscal year 2009 increased 4% to $178.8 million, or 4% excluding the favorable impact of foreign exchange. The increase reflects planned salary merit increases, facility costs, and Blackwell integration technology costs, partially offset by lower expected performance-based compensation expense and Blackwell integration cost savings principally due to the termination of certain third party distribution agreements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Cash and Cash Equivalents balance was $31.4 million at the end of the second quarter of fiscal year 2009, compared with $64.0 million a year earlier.

Cash Used by Operating Activities in the first half of fiscal year 2009 was $39.8 million compared with $65.8 million in the prior year. Included in the prior year was a Blackwell pension plan contribution of approximately $23 million. Cash provided by Changes in Operating Assets and Liabilities improved $36.8 million due primarily to lower accounts receivable, reflecting lower book revenue and improved cash collections and income tax refunds. The Change in Deferred Revenue reflects a delay in the processing and receipt of journal renewals for calendar year 2009 due to the timing of completion of system integration activities. The Company anticipates the majority of the delay will be recovered by the end of the third quarter of this fiscal year.

Cash Used for Investing Activities for the first six months of fiscal year 2009 was $96.3 million compared to $74.6 million in the prior year. The Company invested $21.0 million in acquisitions of publishing assets and rights compared to $3.3 million in the prior year. The first six months of fiscal year 2009 included approximately $75.2 million invested in product development and property, plant and equipment compared to $71.3 last year.  Projected product development and property, equipment and technology capital spending for fiscal year 2009 is forecast to be approximately $125 million and $45 million, respectively, primarily to enhance system functionality and drive future revenue growth.

Cash provided by Financing Activities was $113.8 million in the first half of fiscal 2009, as compared to $132.1 million in the prior period. Financing activities in both periods included net borrowings under the existing credit facility to finance operations, the payment of dividends to shareholders and proceeds from stock option exercises. Also, during the first half of fiscal year 2009 the Company repurchased 534,800 shares at an average price of $36.01 under the Company’s stock repurchase program. As of October 31, 2008 the Company has authorization from its Board of Directors to purchase up to 1,270,230 additional shares. The Company increased its quarterly dividend to shareholders by 18% to $0.13 per share versus $0.11 per share in the prior year.

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

Global capital and credit markets have recently experienced increased volatility and disruption. As of October 31, 2008, the Company had approximately $1.0 billion of debt outstanding and approximately $336.4 million of unused borrowing capacity under the Term Loan and Revolving Credit Facility which is described in Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 31, 2008. We believe that our operating cash flow, together with our revolving credit facilities and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us or at all.

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

Interest Rates

The Company had approximately $1.0 billion of variable rate loans outstanding at October 31, 2008, which approximated fair value. On February 16, 2007, the Company entered into an interest rate swap agreement, designated as a cash flow hedge as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The hedge fixes a portion of the variable interest due on a portion of the Term Loan. Under the terms of the interest rate swap, the Company will pay a fixed rate of 5.076% and will receive a variable rate of interest based on three month LIBOR (as defined) from the counter party which will be reset every three months for a four-year period ending February 8, 2011. The notional amount of the interest rate swap is initially $660 million which will decline through February 8, 2011, based on the expected amortization of the Term Loan. As of October 31, 2008 the notional amount was $615 million.

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

It is management’s intention that the notional amount of interest rate swaps be less than the Term Loan and the Revolving Credit Facility outstanding during the life of the derivatives. During the first six months of fiscal year 2009, the Company recognized a loss on its hedge contracts of approximately $3.7 million which is reflected in interest expense. At October 31, 2008, the aggregate fair value of the interest rate swaps is a net loss of $25.7 million which is included in Other Long Term Liabilities in the Consolidated Statements of Financial Position. On an annual basis, a hypothetical one percent change in interest rates for the $228.9 million of unhedged variable rate debt as of October 31, 2008 would affect net income and cash flow by approximately $1.4 million.

Sales Return Reserves

Sales return reserves, net of estimated inventory and royalty costs, are reported as a reduction of accounts receivable in the Condensed Consolidated Statement of Financial Position and amounted to $55.0 and $55.5 million as of October 31, 2008 and April 30, 2008, respectively. The Company provides for sales returns based upon historical experience. A change in the pattern of trends in returns could affect the estimated allowance. On an annual basis, a hypothetical one percent change in the estimated sales return rate could affect net income by approximately $4.6 million.

Foreign Exchange Rates

Financial statements of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. Adjustments resulting from translating net assets are reported as a separate component of accumulated other comprehensive loss within shareholders’ equity under the caption currency translation adjustment. The Company has significant investments in non-U.S. business units that are exposed to foreign currency risk. During the first half of fiscal year 2009 we recorded $217 million of currency translation adjustments in other comprehensive income primarily as a result of the strengthening of the U.S. dollar relative to the British pound.

Our operations outside of the U.S generate 49% of our net revenue, with the United Kingdom, euro based countries and Canada comprising 28% of our net revenue. As a result, we are exposed to foreign currency risks. During the first half of fiscal year 2009, net unfavorable foreign currency translation, primarily due to appreciation of the U.S. dollar in relation to the British pound adversely impacted our net revenue by one percentage point. Currency declines which are not offset could adversely impact our future results.

Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. Under certain circumstances, the Company may enter into derivative financial instruments in the form of foreign currency forward contracts as a hedge against specific transactions, including inter-company purchases. There are no such instruments outstanding as of October 31, 2008. The Company does not use derivative financial instruments for trading or speculative purposes.

Effective November 1, 2008, the company changed its functional currency reporting basis for the non-Blackwell portion of the Company’s European STMS journal business from U.S. Dollar to local functional currency. Effective November 1, 2008, pricing and reporting of journal revenue in markets that are Euro-based will be denominated in Euros and those based in the UK will be denominated in Sterling. Formally, such pricing and reporting was denominated principally in U.S. Dollars. As a result of this change, movements in Euro to U.S. Dollar and Sterling to U.S. Dollar exchange rates could result in greater volatility of reported revenue and income.

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

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and regulations. The Company's Chief Executive Officer and Chief Financial Officer, together with the Chief Accounting Officer and other members of the Company's management, have conducted an evaluation of these disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

As part of the acquisition of Blackwell Publishing we integrated Blackwell finance functions and processes into Wiley’s processes. This integration resulted in business process changes. We continue to enhance the design and documentation of our internal control processes to ensure suitable controls over financial reporting.

Except as described above, there were no changes in the Company’s internal controls over financial reporting during the second fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of fiscal year 2009, the Company made the following purchases of Class A Common Stock under its stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program
August 2008	-	-	-	1,805,030
September 2008	157,200	$40.82	157,200	1,647,830
October 2008	377,600	$34.01	377,600	1,270,230
Total	534,800	$36.01	534,800	1,270,230

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the annual meeting of shareholders of the Company on September 18, 2008. All significant contracts were filed with the Securities and Exchange Commission as exhibits to the Company’s Shareholder Proxy Statement on August 5, 2008.

Election of Directors

Ten directors as indicated in the Proxy Statement were elected to the Board, three of whom were elected by the holders of Class A common stock, and seven by the holders of Class B common stock.

Proposal to Ratify the Appointment of KPMG LLP as Independent Public Accountants for the Year Ending April 30, 2009.

The holders of Class A and Class b shares voted together as a single class on this matter, with each outstanding share of Class A stock entitled to one-tenth (1/10) of one vote and each outstanding share of Class B stock entitled to one vote.

The proposal was ratified as follows:

Votes For	13,717,022
Votes Against	33,646
Abstentions	1,198

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
99.1	– 18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer
                    99.2 – 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer
(b)	The following reports on Form 8-K were furnished to the Securities and Exchange Commission since the filing of the Company’s 10-Q on September 9, 2008.
i.	Earnings release on the second quarter fiscal 2009 results issued on Form 8-K dated December 9, 2008 which included the condensed financial statements of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

JOHN WILEY & SONS, INC.
Registrant

By
_______________________
William J. Pesce
President and

                Chief Executive Officer

By
_______________________
Ellis E. Cousens
Executive Vice President and
Chief Financial & Operations Officer

By
_______________________
Edward J. Melando
Vice President, Controller and

                Chief Accounting Officer

Dated: December 10, 2008

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

                                                                                                                         By

_______________________
William J. Pesce
President and
Chief Executive Officer

Dated: December 10, 2008

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

Dated: December 10, 2008

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of John Wiley & Sons, Inc. (the “Company”) on Form 10-Q for the period ending October 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William J. Pesce, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, thatbased on my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934 (as amended), as applicable; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

_____________________

William J. Pesce

President and

Chief Executive Officer

Dated: December 10, 2008

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of John Wiley & Sons, Inc. (the “Company”) on Form 10-Q for the period ending October 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ellis E. Cousens, Executive Vice President and Chief Financial & Operations Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

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

Dated: December 10, 2008