Form 10-Q
period 2009-01-31
WILEY JOHN & SONS, INC.
filed 2009-03-10
CIK 107140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended January 31, 2009	Commission File No. 1-11507

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

The number of shares outstanding of each of the Registrant’s classes of Common Stock as of February 28, 2009 were:

Class A, par value $1.00	-	48,589,487
Class B, par value $1.00	-	9,645,115

This is the first page of a 33 page document

JOHN WILEY & SONS, INC.

INDEX

PART I	-	FINANCIAL INFORMATION	PAGE NO.

Item 1.		Financial Statements.

		Condensed Consolidated Statements of Financial Position - Unaudited as of January 31, 2009 and 2008, and April 30, 2008	3

		Condensed Consolidated Statements of Income - Unaudited for the three and nine months ended January 31, 2009 and 2008, and April 30, 2008	4

		Condensed Consolidated Statements of Cash Flows – Unaudited for the nine months ended January 31, 2009 and 2008	5

		Notes to Unaudited Condensed Consolidated Financial Statements	6-14

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-24

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	25-27

Item 4.		Controls and Procedures	27

PART II	-	OTHER INFORMATION

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6.		Exhibits and Reports on Form 8-K	28

SIGNATURES AND CERTIFICATIONS			29-31

EXHIBITS			32-33

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - UNAUDITED
(In thousands)

	January 31,		April 30,
	2009	2008	2008
Assets:
Current Assets
Cash and cash equivalents	$72,410	$220,820	$59,311
Accounts receivable	218,602	248,165	224,757
Inventories	108,295	110,275	118,209
Deferred income tax benefits	1,819	11,147	3,651
Prepaid and other	23,099	28,693	41,652
Total Current Assets	424,225	619,100	447,580

Product Development Assets	94,397	100,865	95,126
Property, Equipment and Technology	132,454	132,005	145,709
Intangible Assets	869,587	1,126,330	1,120,398
Goodwill	555,666	701,320	708,233
Deferred Income Tax Benefits	32,096	48,393	29,136
Other Assets	37,904	38,983	42,632
Total Assets	$2,146,329	$2,766,996	$2,588,814

Liabilities & Shareholders' Equity:
Current Liabilities
Accounts and royalties payable	$192,121	$203,441	$189,332
Deferred revenue	201,473	322,732	315,830
Accrued income taxes	922	13,066	1,633
Accrued pension liability	2,314	2,556	2,499
Other accrued liabilities	93,630	125,294	136,867
Current portion of long-term debt	61,875	45,000	45,000
Total Current Liabilities	552,335	712,089	691,161

Long-Term Debt	826,125	988,106	797,318
Accrued Pension Liability	79,763	101,864	82,755
Other Long-Term Liabilities	94,442	103,162	100,421
Deferred Income Tax Liabilities	168,384	229,059	228,041

Shareholders’ Equity
Class A & Class B common stock	83,191	83,191	83,191
Additional paid-in-capital	154,625	123,365	140,723
Retained earnings	875,573	772,199	794,762
Accumulated other comprehensive income (loss)	(318,718)	(2,604)	12,648
Treasury stock	(369,391)	(343,435)	(342,206)
Total Shareholders’ Equity	425,280	632,716	689,118
Total Liabilities & Shareholders' Equity	$2,146,329	$2,766,996	$2,588,814
The accompanying Notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(In thousands except per share information)

	For The Three Months		For The Nine Months
	Ended January 31,		Ended January 31,
	2009	2008	2009	2008

Revenue	$374,383	$429,432	$1, 208,031	$1,241,343

Costs and Expenses
Cost of sales	123,255	137,596	387,141	399,202
Operating and administrative expenses	179,412	214,223	615,204	635,896
Amortization of intangibles	8,435	9,590	27,855	29,206
Total Costs and Expenses	311,102	361,409	1,030,200	1,064,304

Operating Income	63,281	68,023	177,831	177,039

Interest Expense	(12,816)	(16,952)	(39,113)	(52,521)
Foreign Exchange Transaction Losses	(6,552)	(70)	(10,571)	(795)
Interest Income and Other, net	45	1,115	6,049	3,184

Income Before Taxes	43,958	52,116	134,196	126,907
Provision For Income Taxes	10,527	12,132	30,436	8,364

Net Income	$33,431	$39,984	$103,760	$118,543

Income Per Share
Diluted	$0.57	$0.67	$1.74	$2.00
Basic	$0.58	$0.69	$1.78	$2.06

Cash Dividends Per Share
Class A Common	$0.13	$0.11	$0.39	$0.33
Class B Common	$0.13	$0.11	$0.39	$0.33

Average Shares
Diluted	58,954	59,280	59,557	59,165
Basic	58,046	57,944	58,377	57,657

The accompanying Notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW – UNAUDITED
(In thousands)
	For The Nine Months
	Ended January 31,
	2009	2008
Operating Activities
Net income	$103,760	$118,543
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	27,855	29,206
Amortization of composition costs	32,991	32,306
Depreciation of property, equipment and technology	26,372	24,353
Stock-based compensation (net of tax)	6,258	10,289
Excess tax benefits from stock-based compensation	(3,882)	(6,902)
Pension expense, net of contributions	5,142	(14,865)
Non-cash tax benefits	-	(18,663)
Non-cash charges & other	68,617	47,763
Change in deferred revenue	(51,763)	43,570
Net change in operating assets and liabilities, excluding acquisitions	(12,484)	(36,306)
Cash Provided by Operating Activities	202,866	229,294
Investing Activities
Additions to product development assets	(94,856)	(85,237)
Additions to property, equipment and technology	(30,454)	(29,009)
Acquisitions, net of cash acquired	(22,387)	(4,834)
Cash Used for Investing Activities	(147,697)	(119,080)
Financing Activities
Repayment of long-term debt	(328,717)	(446,973)
Borrowings of long-term debt	377,865	479,858
Purchase of Treasury Stock	(35,110)	(3,679)
Change in book overdrafts	(32,861)	10,598
Cash dividends	(22,937)	(19,181)
Proceeds from exercise of stock options and other	9,143	12,351
Excess tax benefits from stock-based compensation	3,882	6,902
Cash (Used for) Provided by Financing Activities	(28,735)	39,876
Effects of Exchange Rate Changes on Cash	(13,335)	(763)
Cash and Cash Equivalents
Increase for the Period	13,099	149,327
Balance at Beginning of Period	59,311	71,493
Balance at End of Period	$72,410	$220,820
Cash Paid During the Period for:
Interest	$38,600	$52,841
Income taxes, net of refunds	$10,018	$17,184
The accompanying Notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of John Wiley & Sons, Inc., and Subsidiaries (the “Company”) as of January 31, 2009 and 2008, and results of operations and cash flows for the three and nine month periods ended January 31, 2009 and 2008. The results for the three and nine months ended January 31, 2009 are not necessarily indicative of the results expected for the full year. These statements should be read in conjunction with the most recent audited financial statements contained in the Company's Form 10-K for the fiscal year ended April 30, 2008.

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

As previously disclosed in the Company’s Annual Report on Form 10-K, in connection with the integration of the Company’s acquisition of Blackwell Publishing (Holdings) Ltd. (“Blackwell”), the Company made various reclassifications within the Condensed Consolidated Statements of Income which mainly consisted of a transfer of the reporting of journal distribution and composition costs from cost of sales to operating and administrative costs. The reclassification of these costs resulted in reductions of cost of sales of $1.7 million and $3.2 million, for the three and nine months ended January 31, 2008, respectively, with corresponding increases to operating and administrative costs. In addition, the Company reclassified foreign exchange transaction gains and losses from operating and administrative costs to a distinct line on the Condensed Consolidated Statements of Income below operating income.

2.	Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued a partial deferral of the statement’s effective date. SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. As part of the deferral, the FASB agreed to a one-year delay of the fair value measurement requirement for certain nonfinancial assets and liabilities. The Company adopted SFAS 157 as of May 1, 2008 for assets and liabilities not subject to the deferral (see Note 12). The adoption did not have a significant impact on the Company’s consolidated financial statements. The Company plans to adopt SFAS 157 as of May 1, 2009 for those nonfinancial assets and liabilities subject to the deferral. The Company does not expect the deferred portion of SFAS 157 to have a significant impact on its consolidated financial statements.

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

In April 2008, the FASB issued FASB Staff Position No. FSP SFAS 142-3 “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”). SFAS 142-3 amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” SFAS 142-3 requires an entity to consider its own experience with the renewal or extension of the terms of a contractual arrangement, consistent with its expected use of the asset. SFAS 142-3 also requires several incremental disclosures for renewable intangible assets. The Company is required to adopt SFAS 142-3 as of May 1, 2009. The guidance for determining the useful life of an intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company is currently assessing the impact; if any on its consolidated financial statements.

There have been no other new accounting pronouncements issued that have had, or are expected to have a material impact on the Company’s consolidated financial statements.

3.	Share-Based Compensation

The Company has share-based compensation plans under which employees may be granted options to purchase shares of Company common stock at the fair market value at the time of grant. In addition to stock options, the Company grants performance-based stock awards and restricted stock awards to certain management level employees. The Company recognizes the fair value of share-based compensation in net income on a straight-line basis over the requisite service period. During the three months ended January 31, 2009, the Company reduced the number of estimated restricted shares expected to be distributed under its long-term incentive plans based on the Company’s operating performance. As a result, the share-based compensation, net of tax, was a credit of $1.2 million for the three months ended January 31, 2009. For the three months ended January 31, 2008, the Company recognized an expense for share-based compensation expense, net of tax, of $3.0 million. For the nine months ended January 31, 2009 and 2008, the Company recognized share-based compensation expense, net of tax, of $6.3 million and $10.3 million, respectively.

The following table provides share-based compensation data for awards issued by the Company as part of its annual grant:

	For the Nine Months Ended January 31,
	2009	2008
Restricted Stock:
Awards granted (in thousands)	291	305
Weighted average fair market value of grant	$47.55	$48.46
Stock Options:
Awards granted (in thousands)	631	627
Weighted average grant price	$47.55	$48.46
Weighted average fair market value of grant	$15.30	$18.42

The Company expects that actual restricted stock awards may be substantially less than the shares granted.

The weighted average Black-Scholes fair value assumptions are as follows:

	For the Three and Nine Months Ended January 31,
	2009	2008
Expected life of options (years)	7.7	7.7
Risk-free interest rate	3.8%	5.1%
Expected volatility	25.2%	27.3%
Expected dividend yield	1.1%	0.9%

4.	Comprehensive Income (Loss)

Comprehensive income (loss) was as follows (in thousands):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2009	2008	2009	2008
Net income	$33,431	$39,984	$103,760	$118,543
Changes in other comprehensive income (loss):
Foreign currency translation adjustment	(115,663)	(41,163)	(333,151)	(11,539)
Amortization of unrecognized retirement costs, net of taxes	1,564	(53)	2,799	945
Unrealized loss on interest rate swaps, net of taxes	(2,546)	(13,851)	(1,014)	(16,967)
Comprehensive income (loss)	$(83,214)	$(15,083)	$(227,606)	$90,982

A reconciliation of accumulated other comprehensive income (loss) follows (in thousands):

	For the Three Months
	October 31, 2008	Change for Period	January 31, 2009
Foreign currency translation adjustment	$(164,196)	$(115,663)	$(279,859)
Unrecognized retirement costs, net of tax	(25,578)	1,564	(24,014)
Unrealized loss on interest rate swaps, net of tax	(12,299)	(2,546)	(14,845)
Total	$(202,073)	$(116,645)	$(318,718)
	For the Nine Months
	April 30, 2008	Change for Period	January 31, 2009
Foreign currency translation adjustment	$53,292	$(333,151)	$(279,859)
Unrecognized retirement costs, net of tax	(26,813)	2,799	(24,014)
Unrealized loss on interest rate swaps, net of tax	(13,831)	(1,014)	(14,845)
Total	$12,648	$(331,366)	$(318,718)

5.	Weighted Average Shares for Earnings Per Share
A reconciliation of the shares used in the computation of income per share follows (in thousands):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2009	2008	2009	2008
Weighted average shares outstanding	58,497	58,433	58,782	58,095
Less: Unearned restricted shares	(451)	(489)	(405)	(438)
Shares used for basic income per share	58,046	57,944	58,377	57,657
Dilutive effect of stock options and other stock awards	908	1,336	1,180	1,508
Shares used for diluted income per share	58,954	59,280	59,557	59,165

For both the three and nine months ended January 31, 2009, options to purchase Class A Common Stock of 2,212,837 have been excluded from the shares used for diluted income per share, as their inclusion would have been anti-dilutive. For both the three and nine months ended January 31, 2008, options to purchase Class A Common Stock of 1,601,093 have been excluded. In addition, for the three and nine months ended January 31, 2009, unearned restricted shares of 26,750 and 24,250, respectively, have been excluded as their inclusion would have been anti-dilutive. For both the three and nine months ended January 31, 2008, unearned restricted shares of 19,000 have been excluded.

6.	Inventories
Inventories were as follows (in thousands):

	As of January 31,		As of April 30,
	2009	2008	2008
Finished goods	$88,690	$90,141	$103,138
Work-in-process	12,537	13,151	11,074
Paper, cloth and other	11,673	11,421	8,303
	112,900	114,713	122,515
LIFO reserve	(4,605)	(4,438)	(4,306)
Total inventories	$108,295	$110,275	$118,209

7.	Acquisitions and Acquired Publishing Rights

Fiscal Year 2009:

During the first nine months of fiscal year 2009, the Company acquired certain businesses, assets and rights for $22.4 million. Approximately $21.0 million of acquired publishing rights were recorded in the aggregate. The acquisitions consist primarily of the following:

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

All prior year segment data reported in the Company’s financial statements has been restated for comparability. Also, during the fourth quarter of fiscal year 2009, the Company will reassess how assets will be allocated to the new segments. Below is a description of the Company’s three new operating segments.

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

Segment information is as follows (in thousands):

	For The Three Months		For The Nine Months
	Ended January 31,		Ended January 31,
	2009	2008	2009	2008

Revenue
Scientific, Technical, Medical and Scholarly	$202,035	$232,338	$696,400	$696,337
Professional/Trade	100,425	123,469	315,636	357,259
Higher Education	71,923	73,625	195,995	187,747
Total	$374,383	$429,432	$1,208,031	$1,241,343

Direct Contribution to Profit
Scientific, Technical, Medical and Scholarly	$75,215	$86,242	$276,730	$265,026
Professional/Trade	25,415	37,624	77,400	104,338
Higher Education	29,189	28,673	69,029	64,581
Total	$129,819	$152,539	$423,159	$433,945

Shared Services and Administration Costs
Distribution	$(26,460)	$(29,606)	$(84,996)	$(88,367)
Technology Services	(19,824)	(23,325)	(69,392)	(67,594)
Finance	(9,671)	(11,130)	(33,821)	(33,809)
Other Administration	(10,583)	(20,455)	(57,119)	(67,136)
Total	$(66,538)	$(84,516)	$(245,328)	$(256,906)
Operating Income	$63,281	$68,023	$177,831	$177,039

9.	Intangible Assets

 Intangible assets consisted of the following (in thousands):

	As of January 31,		As of April 30,
	2009	2008	2008
Intangible assets with indefinite lives:
Brands and trademarks	$160,147	$202,204	$202,525
Acquired publishing rights	122,498	122,272	123,963
	282,645	324,476	326,488

Net intangible assets with determinable lives:
Acquired publishing rights	528,515	719,352	712,632
Customer relationships	45,912	67,204	66,465
Brands and trademarks	11,673	14,069	13,773
Covenants not to compete	842	1,229	1,040
	586,942	801,854	793,910
Total	$869,587	$1,126,330	$1,120,398

The decrease in intangible assets at January 31, 2009 compared to January 31, 2008 and April 30, 2008 is primarily due to foreign exchange.

10.	Income Taxes

The effective tax rate for the first nine months of fiscal year 2009 was 22.7%. The effective tax rate for the first nine months of fiscal year 2008 was 6.6%. The tax provision for the first nine months of fiscal year 2008 included $18.7 million, or $0.32 per diluted share, of deferred tax benefits associated with new tax legislation enacted in the United Kingdom (U.K.) and Germany that reduced the corporate income tax rates from 30% to 28% and 39% to 29%, respectively. The benefits recognized by the Company reflect the adjustments required to record all U.K. and Germany deferred tax balances at the new corporate income tax rates. Excluding the deferred tax benefits described above, the effective tax rate for the first nine months of fiscal year 2008 was 21.3% compared to 22.7% for the first nine months of fiscal year 2009. The increase was principally due to lower foreign tax benefits. In addition, in fiscal year 2009, the Company reversed a previously accrued income tax reserve of approximately $3.2 million in the first quarter due to an income tax settlement with tax authorities in non-U.S. jurisdictions compared to $3.6 million recorded in the first nine months of the prior period.

11.	Retirement Plans
The components of net pension expense for the defined benefit plans were as follows:

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
(Dollars in thousands)	2009	2008	2009	2008
Service Cost	$3,043	$5,135	$10,699	$14,749
Interest Cost	5,485	5,707	17,710	16,538
Expected Return of Plan Assets	(5,261)	(5,724)	(16,791)	(16,870)
Net Amortization of Prior Service Cost	143	170	448	504
Recognized Net Actuarial Loss	577	935	1,986	2,207
Net Pension Expense	$3,987	$6,223	$14,052	$17,128

Employer pension plan contributions were $8.8 million and $32.0 million for the nine months ended January 31, 2009 and 2008, respectively. The contributions for the nine months ended January 31, 2008 include approximately $23.0 million that was paid into the legacy Blackwell pension plan in accordance with the terms of the acquisition agreement.

12.	Fair Value Measurements

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value measurement hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company measures the fair value of its interest rate swap liabilities on a recurring basis using Level 2 inputs, which represent quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets. As of January 31, 2009, the fair value of interest rate swap liabilities was approximately $30.7 million.

13.	Interest Income and Other, Net

Included in interest income and other for the nine months ended January 31, 2009 is a $4.6 million ($0.08 per diluted share) non-recurring insurance receipt.

14. Foreign Exchange Losses

Losses on foreign currency transactions for the third quarter and nine months ended January 31, 2009 and 2008 were $6.6 million, $10.6 million and $0.1 million and $0.8 million, respectively. The increase in foreign currency losses primarily reflects the strengthening of the U.S. Dollar on intercompany payables and third party debt in non-U.S. locations.

15.	Functional Currency Change

Effective November 1, 2008, the Company changed its functional currency reporting basis for the non-Blackwell portion of the Company’s European STMS journal business from U.S. Dollar to local functional currency. As part of the integration of Blackwell and Wiley fulfillment systems and licensing practices, in the third quarter the Company began pricing journal revenue based on local currency in Europe. Prior to the integration, journal revenue was principally priced and reported in U.S. Dollars. This change primarily impacted business denominated in Euros and Sterling.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – THIRD QUARTER ENDED JANUARY 31, 2009

Revenue for the third quarter of fiscal year 2009 decreased 13% to $374.4 million, or 2% excluding the unfavorable impact of foreign exchange. A decline in Professional/Trade (“P/T”) revenue principally due to weak market conditions and journal renewals and invoice processing delays in Scientific, Technical, Medical and Scholarly (“STMS”), was partially offset by growth in Higher Education and an acquisition accounting adjustment that reduced prior year STMS revenue by approximately $4.2 million.

Gross profit margin for the third quarter of fiscal year 2009 of 67.1% was 0.9% lower than the prior year principally due to lower sales volume and higher inventory obsolescence provisions in P/T, partially offset by favorable product mix and lower production costs in Higher Education. Operating and administrative expenses for the third quarter of fiscal year 2009 of $179.4 million was 16% lower than the prior year, or 7% excluding the favorable impact of foreign exchange. Excluding foreign exchange, the decrease was mainly due to lower accrued incentive compensation expense, cost containment programs with lower technology, sales, marketing and advertising costs, lower distribution costs due to lower sales volumes and Blackwell synergy savings related to the termination of certain third party distribution agreements, partially offset by annual merit increases and higher editorial costs to support business growth.

Operating income for the third quarter of fiscal year 2009 decreased 7% to $63.3 million, or improved 10% excluding the unfavorable impact of foreign exchange. Lower operating and administrative expenses were partially offset by lower revenue. Interest expense decreased $4.1 million to $12.8 million. Lower interest rates contributed approximately $2.2 million towards the improvement, while lower average outstanding debt contributed approximately $1.9 million. Losses on foreign currency transactions for the third quarters ended January 31, 2009 and 2008 were $6.6 million and $0.1 million, respectively. The increase in foreign currency losses primarily reflects the strengthening of the U.S. Dollar on intercompany payables and third party debt in non-U.S. locations. The effective tax rate for the third quarter of fiscal year 2009 was 23.9% as compared to 23.3% in the prior year period. Earnings per diluted share for the third quarters ended January 31, 2009 and 2008 was $0.57 and $0.67, respectively, while net income for the same periods was $33.4 million and $40.0 million, respectively.

Third Quarter Segment Results

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

During fiscal year 2008, the Company began developing a global organizational management structure encompassing Wiley’s three core businesses (Scientific, Technical, Medical and Scholarly; Professional Trade and Higher Education). The global organizational structure will enhance the Company’s ability to leverage content, services and capabilities around the world to better serve authors, society partners and customers. During the first quarter of fiscal year 2009, the transition of all operational and financial systems necessary to support a global organization was finalized. As a result of this process, in the first quarter of fiscal year 2009 the Company began reporting its financial results for the three global businesses as separate business segments and separately reported financial data for shared service functions which are centrally managed for the benefit of all the global businesses. Prior year segment data has been restated for comparability.

Scientific, Technical, Medical and Scholarly (STMS):

Global STMS revenue for the third quarter of fiscal year 2009 declined 13% to $202.0 million mainly due to unfavorable foreign exchange. Excluding the unfavorable impact of foreign exchange revenue increased 2%. Journal subscription revenue was on-par with the prior year, as revenue from new journals was partially offset by journal renewals and invoice processing delays and lower backfile sales. A $4.2 million acquisition accounting adjustment related to Blackwell that reduced revenue in the prior year was partially offset by a $3 million sales return provision. STMS book sales improved in markets outside the US. Publishing areas that exhibited significant growth include the life sciences, professional and the social sciences and humanities.

The journal subscription renewal delays were related to the consolidation of Wiley and Blackwell fulfillment systems and customer licensing practices, which is the last significant integration project and one of the most complex undertakings in the overall integration process. While the problems that caused the delays were substantially resolved by the end of the quarter, some of the processing backlog remained. Approximately $7 million of unrecognized revenue on yet-to-be processed customer journal licenses will be earned in the fourth quarter.

Direct contribution to profit for the third quarter of fiscal year 2009 decreased 13% from the prior year to $75.2 million, or increased 2% excluding the unfavorable impact of foreign exchange. The increase excluding foreign exchange reflects the top-line results, the prior year acquisition accounting adjustment, lower accrued incentive compensation expense and cost containment efforts, partially offset by higher costs associated with new journals and the sales return provision.

Society Journal Activity

•	3 New signings
•	57 Renewed/extended contracts
•	3 Contracts not renewed

Key New Agreements

•	The Institute of Development Studies at the University of Sussex, one of Europe’s leading research institutions. The journal, IDS Bulletin, was previously self-published.
•	The Economic Society of Australiafor Economic Papers.
•	Asian Journal of Endoscopic Surgery.

Key Journal Renewals

•	Cancer and Cancer Cytopathology (American Cancer Society)
•	British Journal of Dermatology and Clinical and Experimental Dermatology (British Association of Dermatologists)
•	Allergy andPediatric Allergy and Immunology (European Academy of Allergology and Clinical Immunology)
•	Cytometry (International Society for the Advancement of Cytometry)
•	Cancer Science (Japanese Cancer Association)
•	European Journal of Clinical Investigation (European Society for Clinical Investigation)
•	International Journal of Urology (Japanese Urological Association)
•	Journal of the American Academy of Nurse Practitioners
•	Disasters and Development Policy Review (Overseas Development Institute)
•	Development and Change (Institute of Social Studies, The Hague)
•	Journal of Urban Affairs (Urban Affairs Association)

Other agreements include a contract renewal with the IEEE (the Institute of Electrical and Electronics Engineers) to continue a book publishing arrangement and an agreement with the International Union of Crystallography to co-publish the International Tables for Crystallography.

WileyInterScience, which consists of over 1,400 journals, three million articles and 6,000 online books and major reference works, recorded over 300 million total visits in calendar year 2008. Total visits and full-text downloads increased 7% and 5% over prior year, respectively.

In the third quarter, Wiley acquired the Arnold statistics book program from Hodder Education. The acquisition, which includes over 50 titles, complements areas of strength in Wiley’s statistics program, while providing growth opportunities.

Professional/ Trade (P/T):

Global P/T revenue declined 19% to $100.4 million in the third quarter of fiscal year 2009, or 14% excluding the unfavorable impact of foreign exchange. The decline is attributed to a very weak retail environment, particularly in the US. Modest growth was recorded in Canada, Germany and the UK.

Direct contribution to profit for the third quarter declined 32% to $25.4 million or 25% excluding foreign exchange, reflecting the revenue shortfall. The decline was partially mitigated by lower accrued incentive compensation expense and marketing and advertising cost containment.

Notable Alliances

•

A new co-publishing agreement was signed with Meredith Corporation, under which Wiley will become the exclusive global book publisher for Meredith's Better Homes and Gardens brand. The partnership will encompass books published under other Meredith brands as well, including Family Circle, American Patchwork and Quilting and Diabetic Living. In addition to publishing new books, Wiley will become the exclusive distributor of existing books in all channels worldwide, including the flagship Better Homes and Gardens New Cook Book and key titles in other categories, such as the New Garden Book and New Decorating Book. Wiley anticipates publishing approximately 20 titles per year as a result of this agreement. The first Better Homes and Gardens books to be published by Wiley will be released in spring 2009.

•

An agreement was reached with the American Society for Healthcare Risk Management (ASHRM) to publish its quarterly journal in public health, the Journal of Healthcare Risk Management. ASHRM is a membership group of the American Hospital Association with more than 5,300 members representing healthcare, insurance, law and related professions.

Online Initiatives

•

Dummies.com was re-launched in November with new content for 18 topics and approximately 250 videos. Page views, visits, unique visitors and newsletter subscriptions are all up double digits vs. prior year.

•

An agreement was signed with a U.K. company, RoadTour, to create a location-based destination and events service for Satellite Navigation and Microsoft Mobile devices. The new service will provide customers with a wide selection of Frommer's points of interest (POIs) and Whatsonwhen events. All POIs and events are geo-coded to provide their exact location, allowing customers to be guided directly to a restaurant, attraction or event.

•	The January launch of the online Ernst & Young International GAAP 2009 will provide access to interpretation of the International Financial Reporting Standards.

Notable New Books

•	Finance: Janet Tavekoli’s Dear Mr. Buffett, with full support of Warren Buffett; Paul Muolo’s $700 Billion Bailout; and Barbara Weltman’s J.K. Lasser Refund Builder
•

Business: Blythe McGarvie's Shaking the Globe, which teaches managers and leaders how to stand out; Daniel Esty's and Andrew Winston's Green to Gold, which addresses environmental responsibility; Dave Hitz’s How to Castrate A Bull: Unexpected Lessons on Risk, Growth and Success in Business; John R. Talbot’s The Financial Epidemic That is Sweeping the Global Economy and How to Protect Yourself From It

•	Psychology: John Sommers-Flanagan’s and Rita Sommers-Flanagan’s Clinical Interviewing
•

Technology: Macs For Dummies, 10th Edition by Ed Baig; Photoshop Elements 7 For Dummies by Barbara Obermeier and Ted Padova; Digital Photography For Dummies DVD Bundle by Barbara Obermeier and Mark Justice Hinton; Blackberry Storm For Dummies by Robert Kao and Dante Sarigumba, which is the first book published about the new touch-screen Blackberry.

•	Consumer: Weight Watchers in 20 Minutes
•	Architecture: Fundamentals of Building Construction, 5/e by Edward Allen

Higher Education:

Global HE revenue declined 2% to $71.9 million in the third quarter of fiscal year 2009 mainly due to unfavorable foreign exchange. Revenue advanced 7% excluding foreign exchange, driven by growth in nearly every subject category; incremental revenue of approximately $1.9 million from recently-acquired textbooks; new editions; and the continued success of WileyPLUS. With the exception of Asia, which continues to be impacted by the devaluation of the Indian Rupee, all regions exhibited growth.

Direct contribution to profit rose 2% to $29.2 million, or 15% excluding the unfavorable impact of foreign exchange. The increase reflected top line results and product mix.

Key titles published this quarter include: Precalculus: A Prelude to Calculus, 1e by Sheldon Axler; Calculus: Early Transcendentals, 9/e by Howard Anton, Irl C. Bivens and Stephen Davis; How Things Work: The Physics of Everyday Life, 4/e by Louis Bloomfield; Contemporary Business, 13/e by Louis E. Boone and David L. Kurtz; Microeconomics: Theory and Applications, 10/e by Edgar K. Browning and Mark A. Zupan: Physics, 8/e by John D. Cutnell and Kenneth W. Johnson; Human Geography, 9/e by H. J. DeBlij; Today's Mathematics: Concepts, Classroom Methods, and Instructional Activities, 12/e by James W. Heddens, William R. Speer and Daniel J. Brahier; Psychology in Action, 9/e by Karen Huffman; Visualizing Human Biology, 2/e by Kathleen A. Ireland; Accounting, 3/e by Paul D. Kimmel, Jerry J. Weygandt and Donald E. Kieso; Visualizing Earth Science by Zeeya Meral and Brian J. Skinner; Project Management: A Managerial Approach, 7/e by Jack R. Meredith and Samuel J. Mantel Jr.; Helping Children Learn Mathematics, 9/e by Robert E. Reys, Diana V. Lambdin and Mary M. Lindquist; Management, 10/e by John R. Schermerhorn; and Principles of Genetics, 5/e by D. Peter Snustad and Michael J. Simmons.

Shared Services and Administrative Costs:

Shared services and administrative costs for the third quarter of fiscal year 2009 decreased 21% to $66.5 million, or 12% excluding the favorable impact of foreign exchange. The decrease was driven by lower accrued incentive compensation expense, lower distribution costs due to lower sales volumes and Blackwell synergy savings principally due to the termination of certain third party distribution agreements and various cost containment programs, partially offset by salary merit increases.

RESULTS OF OPERATIONS – NINE MONTHS ENDED JANUARY 31, 2009

Revenue for the first nine months of fiscal year 2009 decreased 3% to $1,208.0 million. Excluding the unfavorable impact of foreign exchange revenue increased 2%. Growth in STMS journals and books, an acquisition accounting adjustment that reduced prior year STMS revenue by approximately $16.7 million and growth in Higher Education, were partially offset by a decline in P/T revenue due to a weak market conditions and journal renewals and invoice processing delays in STMS.

Gross profit margin for the first nine months of fiscal year 2009 of 68.0% was 0.2% ahead of the prior year. Operating and administrative expenses for the nine months ending January 31, 2009 of $615.2 million were 3% lower than the prior year, or flat with the prior year excluding the favorable impact of foreign exchange. Lower accrued incentive compensation expense, marketing and advertising cost containment and lower distribution costs were offset by higher planned employment and editorial costs to support new HE and STMS titles, increased depreciation and higher occupancy and facilities costs related to business expansion.

Operating income for the first nine months of fiscal year 2009 was flat with the prior year and improved 9% excluding the unfavorable impact of foreign exchange. The improvement excluding foreign exchange was mainly due to revenue growth, including the acquisition accounting adjustment last year. Interest expense decreased $13.4 million to $39.1 million. Lower interest rates contributed approximately $6.8 million towards the improvement, while lower average outstanding debt contributed approximately $6.6 million. Losses on foreign currency transactions for the nine months ended January 31, 2009 and 2008 were $10.6 million and $0.8 million, respectively. The increase in foreign currency transaction losses primarily reflects the strengthening of the U.S. dollar on intercompany payables and third party debt in non-U.S. locations.

The effective tax rates for the first nine months of fiscal year 2009 and 2008 were 22.7% and 6.6%, respectively. During fiscal year 2008, the Company recorded an $18.7 million tax benefit associated with new tax legislation enacted in the United Kingdom (UK) and Germany that reduced the corporate income tax rates from approximately 30% to 28% and 39% to 29%, respectively. The benefits recognized by the Company reflect the adjustments required to restate all applicable deferred tax balances at the new income tax rates. The new tax rates were effective in Germany as of May 1, 2007 and in the UK as of April 1, 2008. Excluding the deferred tax benefits described above, the effective tax rate for the first nine months of fiscal year 2008 was 21.3% compared to 22.7% in the first nine months of fiscal year 2009. The increase was mainly due to lower foreign tax benefits.

Earnings per diluted share and net income for the nine months ended January 31, 2009 were $1.74 and $103.8 million, respectively. Reported earnings per diluted share and net income for the nine months ended January 31, 2008 were $2.00 and $118.5 million, respectively. Adjusted to exclude the non-cash deferred tax benefits described above, earnings per diluted share and net income for fiscal year 2008 were $1.69 and $99.9 million, respectively. See Non-GAAP Financial Measures described below.

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

Deferred Tax Benefit on Changes in Statutory Tax Rates

During the first nine months of fiscal year 2008, the Company recorded an $18.7 million tax benefit associated with new tax legislation enacted in the UK and Germany that reduced the corporate income tax rates from approximately 30% to 28% and 39% to 29%, respectively. The benefits recognized by the Company reflect the adjustments required to restate all applicable deferred tax balances at the new income tax rates. These tax benefits have been adjusted below due to their infrequent, non-recurring nature.

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

Reconciliation of Non-GAAP Financial Disclosure

	For the Nine Months Ended January 31,
Net Income (in thousands)	2009	2008

As Reported	$103,760	$118,543

Deferred Tax Benefit on Changes in Statutory Rates	-	(18,663)
Adjusted	$103,760	$99,880

	For the Nine Months Ended January 31,
Earnings Per Diluted Share	2009	2008

As Reported	$1.74	$2.00

Deferred Tax Benefit on Changes in Statutory Rates	-	(0.32)
Adjusted	$1.74	$1.69

Nine Month Segment Results

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

During fiscal year 2008, the Company began developing a global organizational management structure encompassing Wiley’s three core businesses (Scientific, Technical, Medical and Scholarly; Professional Trade and Higher Education). The global organizational structure will enhance the Company’s ability to leverage content, services and capabilities around the world to better serve authors, society partners and customers. During the first quarter of fiscal year 2009, the transition of all operational and financial systems necessary to support a global organization was finalized. As a result of this process, in the first quarter of fiscal year 2009, the Company began reporting its financial results for the three global businesses as separate business segments and separately reported financial data for shared service functions which are centrally managed for the benefit of all the global businesses. Prior year segment data has been restated for comparability.

Scientific, Technical, Medical and Scholarly (STMS):

Global STMS revenue for the first nine months of fiscal year 2009 of $696.4 million was flat with the prior year and improved 6% excluding the unfavorable impact of foreign exchange. The year-on-year growth excluding foreign exchange was driven by both STMS journals and books. Journal revenue growth was a result of an increase in new titles published during the period and increased sales of publishing rights, partially offset by journal renewal and invoice processing delays. Improved book revenues were mainly driven by the Company’s non-U.S. markets. Also contributing to the year-on-year increase in journal subscriptions was a $16.7 million acquisition accounting adjustment related to Blackwell that reduced revenue in the comparable prior year period. This adjustment contributed 2% to revenue growth excluding foreign exchange.

Direct contribution to profit for the first nine months of fiscal year 2009 advanced 4% over the same period of the prior year to $276.7 million, or 10% excluding the unfavorable effect of foreign exchange. The increase primarily reflects the top-line growth, including the acquisition accounting adjustment, a $2.0 million bad debt recovery in the first quarter of fiscal year 2009 and cost containment efforts, partially offset by higher employment, production and editorial costs to support business growth.

The journal subscription renewal delays were related to the consolidation of Wiley and Blackwell fulfillment systems and licensing practices, which is one of the most complex undertakings in the overall integration process. While the problems that caused the delays were substantially resolved by the end of the quarter, some of the processing backlog remained. Approximately $7 million of unrecognized revenue on yet-to-be processed customer journal licenses will be earned in the fourth quarter.

Professional/ Trade (P/T):

Global P/T revenue for the first nine months of fiscal year 2009 decreased 12% to $315.6 million, or 10% excluding the unfavorable impact of foreign exchange. The decline in revenue was due to difficult retail conditions particularly in the U.S., partially offset by modest growth in the European, Middle East and African markets.

Revenue declined in all publishing categories compared to last year’s strong first nine months. Also affecting the comparison to last year was the termination of a publishing agreement in the culinary/hospitality publishing program.

Direct contribution to profit decreased 26% to $77.4 million in the first nine months of fiscal year 2009, or 23% excluding the unfavorable impact of foreign exchange. The decline reflects the revenue shortfall, higher inventory obsolescence provisions and a $1.8 million bad debt recovery in the prior year, partially offset by lower accrued incentive compensation expense and sales, marketing and advertising cost containment efforts.

Higher Education:

Global HE revenue for the first nine months of fiscal year 2009 advanced 4% to $196.0 million. Revenue growth advanced 8% on a currency neutral basis, driven by strong growth in every subject category; in new editions: $6.5 million of revenue from recently-acquired titles and growth in WileyPLUS. All subject categories contributed to the year-on-year growth.

Direct contribution to profit increased 7% to $69.0 million, or 13% excluding the unfavorable impact of foreign exchange. The improvement reflects the top-line growth, partially offset by higher accrued incentive compensation expense and salary merit increases.

WileyPLUS

•	WileyPLUS 4.6 was released in December. This updated version facilitates creation and management of course assignments and provides enhanced diagnostic and reporting tools.
•	WileyPLUS exhibited year-to-date global revenue growth of 41% over the comparable prior year period.
•	The number of registered WileyPLUS users in the US jumped 38%, with Asia (+156%), Australia (+79%) and Canada (+27%) also showing solid growth.
•	At the end of the quarter, deferred revenue for WileyPLUS was $7 million compared to $5 million at the end of last year’s third quarter.

Shared Services and Administrative Costs:

Shared services and administrative costs for the first nine months of fiscal year 2009 decreased 5% to $245.3 million, or 1% excluding the favorable impact of foreign exchange. The improvement reflects lower accrued incentive compensation expense, lower distribution costs due to lower sales volumes and Blackwell synergy savings principally due to the termination of certain third party distribution agreements, partially offset by higher planned salary merit increases and increased headcount, higher depreciation associated with new system development and higher occupancy and facilities costs related to business expansion.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Cash and Cash Equivalents balance was $72.4 million at the end of the third quarter 2009, compared with $220.8 million a year earlier.

Cash Provided by Operating Activities for the first nine months of fiscal year 2009 was $202.9 million compared with $229.3 million in the prior year. Included in the prior year was a Blackwell pension contribution of approximately $23 million. Most of the decrease from prior year relates to the Change in Deferred Revenue due to journal renewal and invoice processing for calendar year 2009. The journal subscription renewal delays were related to the consolidation of Wiley and Blackwell fulfillment systems and customer licensing practices. The problems that caused the delays were substantially resolved by the end of the quarter; however, some of the processing backlog remained. The increase in Non-cash Charges and Other primarily reflects a non-cash charge for royalty advances earned by third parties.

Cash used for Changes in Operating Assets and Liabilities improved approximately $23.8 million to $12.5 million. The improvement was principally due to lower accounts receivable, reflecting lower book revenue and improved cash collections, and the timing of vendor payments, partially offset by lower accrued expenses including lower incentive compensation accruals and payment of acquisition related costs, and lower royalty payments.

Cash used for Investing Activities for the first nine months of fiscal year 2009 was $147.7 million compared to $119.1 million in the prior year. The Company invested $22.4 million in acquisitions of publishing assets and rights compared to $4.8 million in the prior year. The first nine months of fiscal year 2009 included higher investments in product development and property, plant and equipment of approximately $11.1 million.

Projected product development and property, equipment and technology capital spending for fiscal year 2009 is forecast to be approximately $125 million and $45 million, respectively, primarily to enhance system functionality and drive future business growth.

Cash used for Financing Activities was $28.7 million in the first nine months of fiscal 2009, as compared to source of $39.9 million in the prior period. Financing activities in both periods included net borrowings under the existing credit facility to finance operations, the payment of dividends to shareholders and proceeds from stock option exercises. Also, during the first nine months of fiscal year 2009 the Company repurchased approximately one million shares at an average price of $34.89 under the Company’s stock repurchase program. As of January 31, 2009 the Company has authorization from its Board of Directors to purchase up to 798,630 additional shares. The Company increased its quarterly dividend to shareholders by 18% to $0.13 per share versus $0.11 per share in the prior year.

The Company’s operating cash flow is affected by the seasonality and timing of receipts from its STMS journal subscriptions and its Higher Education business. Receipts for calendar year STMS subscription journals occur typically from November through January. Due to processing delays this year, the principal receipts period will extend into April. Sales primarily in the U.S. higher education market tend to be concentrated in June through August, and again in November through January. Due to this seasonality, the Company normally requires increased funds for working capital from May through September.

Global capital and credit markets have recently experienced increased volatility and disruption. As of January 31, 2009, we had approximately $888 million of debt outstanding and approximately $417 million of unused borrowing capacity under the Revolving Credit Facility which is described in Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2008. We believe that our operating cash flow, together with our revolving credit facilities and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us or at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is exposed to market risk primarily related to interest rates, foreign exchange, and credit risk. It is the Company’s policy to monitor these exposures and to use derivative financial instruments and/or insurance contracts from time to time to reduce fluctuations in earnings and cash flows when it is deemed appropriate to do so. The Company does not use derivative financial instruments for trading or speculative purposes.

Interest Rates

The Company had approximately $888.0 million of variable rate loans outstanding at January 31, 2009, which approximated fair value. On February 16, 2007, the Company entered into an interest rate swap agreement, designated as a cash flow hedge as defined under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The hedge fixes a portion of the variable interest due on a portion of the Term Loan. Under the terms of the interest rate swap, the Company will pay a fixed rate of 5.076% and will receive a variable rate of interest based on three month LIBOR (as defined) from the counter party which will be reset every three months for a four-year period ending February 8, 2011. The notional amount of the interest rate swap is initially $660 million which will decline through February 8, 2011, based on the expected amortization of the Term Loan. As of January 31, 2009 the notional amount was $615 million.

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

It is management’s intention that the notional amount of interest rate swaps be less than the Term Loan and the Revolving Credit Facility outstanding during the life of the derivatives. During the first nine months of fiscal year 2009, the Company recognized a pretax loss on its hedge contracts of approximately $12.8 million which is reflected in interest expense. At January 31, 2009, the aggregate fair value of the interest rate swaps is a net loss of $30.7 million which is included in Other Long Term Liabilities in the Consolidated Statements of Financial Position. On an annual basis, a hypothetical one percent change in interest rates for the $111.1 million of unhedged variable rate debt as of January 31, 2009 would affect net income and cash flow by approximately $0.7 million.

Sales Return Reserves

Sales return reserves, net of estimated inventory and royalty costs, are reported as a reduction of accounts receivable in the Condensed Consolidated Statement of Financial Position and amounted to $61.3 million and $55.5 million as of January 31, 2009 and April 30, 2008, respectively. The Company provides for sales returns based upon historical experience. A change in the pattern of trends in returns could affect the estimated allowance. On an annual basis, a hypothetical one percent change in the estimated sales return rate could affect net income by approximately $4.1 million.

Foreign Exchange Rates

Financial statements of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. Adjustments resulting from translating net assets are reported as a separate component of accumulated other comprehensive loss within shareholders’ equity under the caption currency translation adjustment. The Company has significant investments in non-US business units that are exposed to foreign currency risk. During the first nine months of fiscal year 2009 the Company recorded $333.2 million of currency translation adjustments in other comprehensive income primarily as a result of the strengthening of the U.S. dollar relative to the British pound sterling. The US dollar to British pound sterling exchange rate was 1.41 to 1.00 as of January 31, 2009 compared to 1.98 to 1.00 as of January 31, 2008, approximately a 29% increase.

Annually operations outside of the U.S generate approximately 49% of our net revenue, with the United Kingdom, euro based countries and Canada comprising approximately 28% of our net revenue. As a result, we are exposed to foreign currency risks. During the first nine months of fiscal year 2009, net unfavorable foreign currency translation, primarily due to appreciation of the U.S. dollar in relation to the British pound adversely impacted our net revenue by approximately four percentage points. Currency declines which are not offset could adversely impact our future results.

Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. Under certain circumstances, the Company may enter into derivative financial instruments in the form of foreign currency forward contracts as a hedge against specific transactions, including inter-company purchases. There are no such instruments outstanding as of January 31, 2009. The Company does not use derivative financial instruments for trading or speculative purposes.

Effective November 1, 2008, the Company changed its functional currency reporting basis for the non-Blackwell portion of the Company’s European STMS journal business from U.S. Dollar to local functional currency. As part of the integration of Blackwell and Wiley fulfillment systems and licensing practices, in the third quarter the Company began pricing journal revenue based on local currency in Europe. Prior to the integration, journal revenue was principally priced and reported in U.S. Dollars. This change primarily impacted business denominated in Euros and Sterling.

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

Except as described above, there were no changes in the Company’s internal controls over financial reporting during the third fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of fiscal year 2009, the Company made the following purchases of Class A Common Stock under its stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program
November 2008	-	-	-	1,270,230
December 2008	280,000	$32.68	280,000	990,230
January 2009	191,600	$34.98	191,600	798,630
Total	471,600	$33.61	471,600	798,630

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
10.29 -	2004 Key Employee Stock Plan (as amended and restated effective December 18, 2008)
10.30 -	Senior Executive Employment Agreement (as amended and restated effective December 1, 2008) between William J. Pesce and the Company.
10.31 -	Senior Executive Employment Agreement (as amended and restated effective December 1, 2008) between Ellis E. Cousens and the Company.
99.1 -	18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer
99.2 -	18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

(b)	The following reports on Form 8-K were furnished to the Securities and Exchange Commission since the filing of the Company’s 10-Q on December 10, 2008.
i.	Earnings release on the third quarter fiscal 2009 results issued on Form 8-K dated March 10, 2009 which included the condensed financial statements of the Company.

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

Dated: March 10, 2009

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

Dated: March 10, 2009

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

Dated: March 10, 2009

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of John Wiley & Sons, Inc. (the “Company”) on Form 10-Q for the period ending January 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William J. Pesce, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, thatbased on my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934 (as amended), as applicable; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ William J. Pesce
William J. Pesce
President and
Cheif Executive Officer

Dated: March 10, 2009

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of John Wiley & Sons, Inc. (the “Company”) on Form 10-Q for the period ending January 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ellis E. Cousens, Executive Vice President and Chief Financial & Operations Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934 (as amended), as applicable; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ellis E. Cousens
Ellis E. Cousens
Executive Vice President and
Chief Financial & Operations Officer

Dated: March 10, 2009

Exhibit 10.29

JOHN WILEY & SONS, INC.

2004 KEY EMPLOYEE STOCK PLAN

(as amended and restated effective December 18, 2008)

1.

NAME/ PURPOSE AND OVERVIEW. This Plan shall be known as the 2004 Key Employee Stock Plan (the "Plan"). The Plan is intended to provide the officers and other key employees of John Wiley & Sons, Inc. (the "Company") and of its Subsidiaries, Affiliates and certain Joint Venture Companies, upon whose judgment, initiative and efforts the Company depends for its growth and for the profitable conduct of its business, with additional incentive to promote the success of the Company, and to that end to encourage such employees to acquire or increase their proprietary interest in the Company. The Plan provides for the grant of options to purchase shares of the Company's stock, for the grant of Performance-Based Stock Awards and Performance Awards, which are contingent rights to receive shares of the Company's stock, and for the grant of shares of the Company's stock, ("Restricted Stock”). Performance-Based Stock Awards and Performance Awards shall be subject to forfeiture, in whole or in part, if the objectives established in the award are not met, or if employment is terminated during the "Plan Cycle." Restricted Stock shall be subject to forfeiture, in whole or in part, if employment is terminated during the "Restricted Period" and may also be made subject to forfeiture in whole or in part if objectives established in the award are not met.

2.

SHARES OF STOCK. Subject to adjustment as provided in Paragraph 12, the aggregate number of shares of Common Stock which may be made subject to awards granted under this Plan shall not exceed 8,000,000. Any shares granted as options or stock appreciation rights shall be counted against this limit as one (1) share for every one (1) share granted. Any shares granted as awards other than options or stock appreciation rights shall be counted against this limit as two and seventeen hundredths (2.17) shares for every one (1) share granted. No more than 600,000 shares of Common Stock shall be cumulatively available for grants of options, performance-based stock awards, restricted stock or performance awards in any one calendar year to any one individual. Shares subject to unexercised portions of terminated or expired stock options granted under the Plan, shares of Restricted Stock which have been forfeited, or shares included in Performance-Based Stock Awards or Performance Awards which have been forfeited or otherwise not earned shall again be available for grant under the Plan. The preceding sentence shall apply only for purposes of determining the aggregate number of shares of Common Stock available for grants of options or awards over the life of the Plan but shall not apply for purposes of determining the maximum number of shares of Common Stock available for grants of options or awards in any one calendar year to any one individual. Shares issued pursuant to the exercise of options, Restricted Stock pursuant to Performance-Based Stock Awards, or Performance Stock may be treasury shares or authorized but unissued shares. All shares granted or awarded under the Plan, whether treasury shares or authorized but unissued shares, will be charged against the total available for grant under the Plan. The holder of an option or the recipient of a Performance-Based Stock Award or Performance Award shall not have any of the rights of a shareholder with respect to the shares covered by his or her option or award until a certificate for such shares shall be issued upon the due exercise of the option or pursuant to the terms of the Performance-Based Stock Award, as the case may be.

3.	COMMON STOCK. The term "Common Stock" as used in this Plan shall refer solely to the Class A Common Stock (par value of $1 per share) and not the Class B Common Stock.
4.

ELIGIBILITY. All officers and other key employees of the Company, its Subsidiaries, Affiliates or Joint Venture Companies, are eligible to receive stock options (except that only employees of the Company and its Subsidiaries are eligible to receive incentive stock options), Performance-Based Stock Awards, Performance Awards, or Restricted Stock. The term "Subsidiary(ies)" as used in this Plan means a company in which the Company and/or its Subsidiaries hold 50% or more of the total combined voting power; the term "Affiliate(s)" means any company in which the Company and/or its Subsidiaries hold 20% or more (but less than 50%) of the total combined voting power; and the term "Joint Venture Company(ies)" means any partnership, limited liability company, or joint venture in which the Company has a 20% or more interest.

5.

ADMINISTRATION OF THE PLAN. The Compensation Committee, or such other sub-committee of not less than two “qualified outside directors” as the Compensation Committee may appoint (the "Committee"), shall administer and interpret the Plan. With respect to the administration of the Plan, in addition to the authority specifically granted to the Committee herein, and subject to the rules provided in the By-Laws and such rules as the Committee may prescribe, the Committee shall have authority to adopt, amend and rescind such rules and regulations as, in its opinion, may be advisable in the administration of the Plan and to construe and interpret the Plan, the rules and regulations which it may promulgate and the instruments evidencing options and awards granted under the Plan, and to make all other determinations deemed necessary or advisable in the administration of the Plan. The Committee's interpretation of the Plan and of any options issued or awards granted under it shall be final and binding upon all persons.

6.	STOCK OPTIONS
a.

Grant of Options. Subject to the provisions of the Plan, including but not limited to the provisions of Subparagraphs (b) and (c) of this Paragraph 6, the Committee shall have full and final authority in its discretion (i) to determine the employees to be granted options; (ii) to determine the number of shares of Common Stock subject to each option; (iii) to determine the time or times at which options will be granted; (iv) to determine the purchase price of the shares subject to each option (but not less than fair market value on the date of grant as stated in 6.b.i); (v) to determine the time or times when or any conditions upon which each option becomes exercisable and the duration of the exercise period; (vi) to determine whether the option shall be an "incentive stock option" as defined in Section 422(b) of the Internal Revenue Code of 1986 (the "Code") or an option not intended to qualify as an incentive stock option (a "non-qualified stock option"); and (vii) to prescribe the form or forms of the instruments evidencing any options granted under the Plan (which forms shall be consistent with this Plan but need not be identical), except that each option shall be clearly identified as an incentive stock option or a non-qualified stock option. The date of an option shall be the date of the authorization of such grant by the Committee or such later date as may be fixed for that purpose by the Committee at the time of the authorization of such grant. An individual may hold more than one option.

b.	Terms of all Options. All options granted under the Plan (including non-qualified options) shall be subject to the following provisions:
i.	Purchase Price. The purchase price of shares under each such option shall be fixed by the Committee at not less than 100% of the fair market value of the shares on the date of grant of such option.
ii.

Payment. Shares shall be paid in full at the time the option is exercised and no shares shall be issued until such payment has been received. Payment may be made (A) in cash, (B) by the delivery to the Company of shares of the Company's Common Stock (duly endorsed for transfer) valued at fair market value on the date of exercise, or (C) by a combination of cash and delivery of shares of the Company's Common Stock or Class B Common Stock valued as herein provided. The Committee may, from time to time, restrict or impose limits and conditions on the use of the Company's Common Stock for payment.

iii.

Stock Appreciation Rights. Notwithstanding the foregoing Subparagraph (ii), any non-qualified option granted under the Plan may provide the right to exercise such option in whole or in part without any payment of the purchase price. If an option is exercised without a payment of the purchase price, the optionee shall be entitled to receive a payment equal to the excess of the fair market value, on the date of exercise, of the shares covered by the option over the total purchase price of such shares. Such payment shall be in whole shares of Common Stock, in cash, or partly in such shares and partly in cash as determined by the Committee. The number of shares with respect to which any option is exercised under this Subparagraph (iii) shall reduce the number of shares thereafter available for exercise under the option and such shares may not again be optioned under the Plan.

iv.

Ten Year Maximum Term. Notwithstanding any other provision in this Paragraph 6, no option granted under the Plan shall be exercisable either by the optionee, or in the event of the optionee's death, by his or her estate or by any other person, after the expiration of ten years from the date of its grant, except as provided in Subparagraphs (b) (vi) or (vii).

v.

Termination of Employment Other Than by Death or Retirement at or after Age 55. Except as otherwise expressly provided in the Plan, each option may be exercised only while the optionee is regularly employed by the Company, a Subsidiary, an Affiliate, or a Joint Venture Company, as the case may be, or within three months after the optionee's employment has been terminated (but no later than the expiration date of the option), whether such termination was by the Company (unless such termination was for cause) or by the optionee for any reason. If the optionee's employment is terminated for cause (as determined by the Committee), the option may not be exercised after the optionee's employment has been terminated. An optionee's employment shall not be deemed to have terminated for purposes of this Subparagraph as long as the optionee is employed by the Company, or any Subsidiary, Affiliate or Joint Venture Company. For purposes of non-qualified options, employment shall mean continuous employment (either full or part time), except that leaves of absence for such periods and purposes as may be approved by the Company or the Subsidiary, Affiliate, or Joint Venture Company shall not be deemed to terminate employment. If a non-qualified optionee is permanently disabled (as described in Section 22(e)(3) of the Code) as of the date of termination of employment, the option may be exercised within three years after such date. The Committee may require evidence of permanent disability, including medical examinations by physicians selected by it. Notwithstanding the foregoing, the Committee, in its discretion, may permit the exercise of the non-qualified option for such period after such termination of employment as the Committee may specify and may also increase the number of shares subject to exercise up to the full number of shares covered by the non-qualified option. In no event (except as hereinafter provided in the case of the death of an optionee) may an option be exercised after the expiration date of the option.

vi.

Retirement at or after Age 55. If a non-qualified optionee shall retire after attaining 55 years of age, the option shall terminate three years after the date of the optionee's retirement (but no later than the expiration date of the option). If the non-qualified optionee shall die within such three year (or shorter) period, the optionee's estate or any person who acquires the right to exercise such option by bequest, inheritance or by reason of the death of the optionee shall have the right to exercise the option during such period, or during the period ending one year after the optionee's death, if longer, to the same extent as the optionee would have had if he or she had survived.

vii.

Termination of Employment by Death. If a non-qualified optionee shall die while in the employ of the Company or a Subsidiary, Affiliate or Joint Venture Company the optionee's estate or any person who acquires the right to exercise such option by bequest, inheritance or by reason of the death of the optionee shall have the right to exercise the option within three years from the date of the optionee's death (but not later than the expiration date of the option or one year after the optionee's death, whichever is later), without regard to whether the right to exercise such option shall have otherwise accrued.

viii.

Non-Transferability. No stock option shall be transferable other than by last will and testament, or by the laws of descent and distribution. During the optionee's lifetime, the option shall be exercisable only by the optionee.

c.

Incentive Stock Options. An option which is designated as an "incentive stock option" is intended to qualify as an incentive stock option as defined in subsection (b) of Section 422 of the Code, and the provisions of this Plan and the terms of any such option shall be interpreted accordingly. An incentive stock option may only be issued to employees of the Company or its Subsidiaries, may only be exercised until the date which is three months after the optionee's employment by the Company or its Subsidiaries has been terminated (except where such termination is by reason of disability (as described above), where the three month period is extended to one year, or death, where this requirement does not apply), and for purposes of incentive stock options, employment shall mean continuous employment (either full or part time) within the meaning of Treasury Regulation Section 1.4217(h)(2). Incentive stock options shall expire in all events after the expiration of ten years from the date of its grant.

7.	PERFORMANCE-BASED STOCK AWARDS
a.

Grants. Subject to the provisions of the Plan, including but not limited to the provisions of Subparagraphs (b), (c) and (d) of this Paragraph 7 of the Plan, the Committee shall have full and final authority in its discretion (a) to determine the employees to be awarded Performance-Based Stock Awards; (b) to determine the number of shares of Common Stock which may be issued pursuant to each Performance-Based Stock Award; (c) to determine the time or times at which the Performance-Based Stock Awards will be granted; (d) to determine the Plan Cycle and Award Period Objectives, as such terms are hereinafter defined, with respect to each Performance-Based Stock Award; and (e) to prescribe the form or forms of the instruments evidencing the awards under the Plan (which forms shall be consistent with the Plan but need not be identical).

b.	Term of Performance-Based Stock Awards. All Performance-Based Stock Awards granted under the Plan shall be subject to the following provisions:
i.

General. The Committee may award Performance-Based Stock Awards which will entitle the employee to whom the award is made to be issued shares of Common Stock upon the expiration of the Plan Cycle if the Award Period Objectives with respect to such Performance-Based Stock Awards specified in the award are attained. It is intended that any Performance-Based Stock Awards under the Plan satisfy all requirements for “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended.

ii.	Award Period Objectives. Each fiscal year that awards are made under the Plan, the Committee shall establish a schedule of Award Period Objectives applicable to Awards granted in that year.
A.

A separate schedule of Award Period Objectives may be established for Awards to (I) a defined group of employees, such as the employees of a Subsidiary, Affiliate, Joint Venture Company or division or group within the Company, or (II) an individual employee.

B.

As determined by the Committee in its sole discretion, either the granting or vesting of such Performance-Based Stock Awards shall be based on achievement of hurdle rates and/or growth rates in one or more business criteria that apply to the individual participant, one or more business units, or the Company as a whole. The business criteria shall be as follows, individually or in combination: (I) net income; (II) earnings per share; (III) revenue targets; (IV) net sales growth; (V) market share; (VI) operating income; (VII) expense targets; (VIII) working capital targets; (IX) operating margin; (X) return on equity; (XI) return on assets; (XII) market price per share; (XIII) total return to stockholders; (XIV) cash flow; (XV) free cash flow; (XVI) return on investment; (XVII) earnings before interest, taxes, depreciation and amortization; (XVIII) earnings before interest, taxes and amortization; (XIX) global profit contribution; (XX) global profit cash flow; (XXI) economic value added; and (XXII) objectively quantifiable customer or constituency satisfaction. In addition, the performance targets may include comparisons to performance of other companies using one or more of the foregoing business criteria. The Committee may provide in any target award that any evaluation of performance exclude any of the following events that occurs during a performance period: (a) asset write-downs; (b) litigation or claim judgments or settlements; (c) the effect of changes in tax law, accounting principles or methodology, or other laws or provisions affecting reported results; (d) accruals for reorganization and restructuring programs; (e) any non-recurring items as described in management's discussion and analysis of financial condition and results of operations appearing in the Company's annual report to stockholders for the applicable year; (f) acquisitions or divestitures; (g) any extraordinary (i.e. non-required) contributions to the Company pension plan; (h)foreign exchange gains and losses; and (i) cash capital expenditures for facilities acquisition or construction.

C.

The Committee will establish in writing the Award Period Objectives applicable to a given period. Such Award Period Objectives will state, in terms of an objective formula or standard, the method for computing the amount of compensation payable to the participant if such Award Period Objectives are obtained. The Committee will also establish in writing the individual employees or class of employees to which such Award Period Objectives apply. The Committee will establish such Award Period Objectives and the employees to which such Award Period Objectives apply no later than 90 days after the commencement of the relevant period.

D.

No Performance-Based Stock Award will be payable to, or vest with respect to, as the case may be, any participant for a given fiscal period until the Committee certifies in writing that the Award Period Objectives (and any other material terms) applicable to such period have been satisfied.

E.

After establishment of an Award Period Objective, the Committee shall not revise such Award Period Objective or increase the amount of compensation payable thereunder (as determined in accordance with Section 162(m) of the Code) upon the attainment of such Award Period Objective. Nothwithstanding the preceding sentence, the Committee may reduce or eliminate the number of shares of Common Stock or cash granted or the number of shares of Common Stock vested upon the attainment of such Award Period Objective.

F.

Award Period Objectives may be stated in terms of results at the end of the Plan Cycle, of cumulative results during the entire Plan Cycle, in terms of results during each fiscal year within the Plan Cycle, or any combination of the above.

G.

The attainment of any Award Period Objectives established by the Committee shall be determined by the Committee and its determination shall be conclusive and binding on the employee, any beneficiary of the employee, and the Company. In making such determination, the Committee may refer to and rely upon the certified financial statements contained in the Company's annual report filed with the Securities and Exchange Commission, other financial statements of the Company, relevant economic or financial indices, reports prepared by the Company's independent public accountants or, with respect to business objectives not stated in financial terms, upon reports or statements of officers of the Company.

iii.

Termination of Employment. If the employment of any employee to whom a Performance-Based Stock Award is made (the "grantee") shall be terminated by the Company, Subsidiary, an Affiliate, or a Joint Venture Company, as the case may be, with or without cause, or by the grantee for any reason during the performance period, or as result of death, the Performance-Based Stock Award and the right to receive shares of Common Stock which may have been earned under the Award shall be forfeited. Notwithstanding the foregoing, the Committee, in its discretion exercised in an award agreement or other written agreement, may waive such forfeiture, or may determine that only a portion of the Performance-Based Stock Award shall be forfeited pursuant to the foregoing provisions of this Subparagraph.

iv.

Plan Cycle. All Performance-Based Stock Awards under the Plan shall have a Plan Cycle of not less than two fiscal years nor more than five fiscal years. The first fiscal year of the Plan shall be the year in which the award is made or the year following, as designated.

c.

Rights under Performance-Based Stock Awards. Until shares of Common Stock are issued pursuant to a Performance-Based Stock Award, the grantee shall have no right to receive dividends or other distributions with respect to such shares or to vote such shares. The grantee's rights with respect to a Performance-Based Stock Award shall not be transferable other than by last will and testament, or by the laws of descent and distribution. In the event of the death of the grantee, his or her estate or any person who acquires his or her interest in the Performance-Based Stock Award by bequest or inheritance or by reason of the death of the grantee, shall only have such rights, if any, with respect to the decedent's Performance-Based Stock Award as the Committee, pursuant to Subparagraph 7(b)(iii) may determine.

d.

Alternative Cash Awards. The Committee may provide in the terms of the Performance-Based Stock Award that a grantee of Performance-Based Stock Awards may elect, at such time as the Committee may specify, and in accordance with the rules and regulations under Code Section 409A, to receive cash in lieu of, and in an amount equal in value to, all or part of the shares of Common Stock which would otherwise be issued to the grantee.

8.	RESTRICTED STOCK
a.

Awards. Subject to the provisions of the Plan, the Committee shall have full and final authority in its discretion (i) to determine the employees to be awarded shares of Common Stock as Restricted Stock (shares subject to forfeiture); (ii) to determine the number of shares of Common Stock which shall be issued pursuant to each award; (iii) to determine the time or times at which the awards will be granted; (iv) to determine whether the vesting of the Restricted Stock will be based upon, in any manner, achievement of performance targets; (v) to determine the period (the "Restricted Period") during which the shares of Restricted Stock shall be subject to forfeiture in whole or part; (vi) to provide or not to provide for forfeiture of Restricted Stock in whole or in part (in addition to forfeiture on account of termination of employment as provided in Subparagraph 8(d)) if specified Award Period Objectives (of the kind described in Paragraph 7(b)(ii)) are not met during the Restricted Period; and (vii) to prescribe the form or forms of the instruments evidencing the awards of Restricted Stock under the Plan (which forms shall be consistent with the Plan but need not be identical).

b.

Restricted Period. During the Restricted Period the grantee shall not be permitted to sell, transfer, pledge or assign the shares of Restricted Stock, except that such shares may be used, if the award permits, to pay the option price of any option granted under the Plan (or any prior stock option plan of the Company), provided an equal number of shares delivered to the optionee shall carry the same restrictions and be subject to the same provisions regarding forfeiture as the shares so used.

c.

Death or Permanent Disability. Shares of Restricted Stock shall not be forfeited as a result of the grantee's death or his or her termination of employment by reason of permanent disability, as determined by the Committee. The Committee may require medical evidence of permanent disability, including medical examinations by physicians selected by it. Such shares shall remain subject to forfeiture if the Award Period Objectives, if any, specified in the award are not met.

d.

Termination of Employment. Shares of Restricted Stock shall be forfeited and revert to the Company upon the grantee's termination of employment during the Restricted Period for any reason other than death or permanent disability, except to the extent the Committee, in its discretion, determines that a lesser number of shares of Restricted Stock or no shares of Restricted Stock shall be forfeited pursuant to the foregoing provisions of this subparagraph (d).

e.

Stock Certificates. Stock certificates for Restricted Stock shall be registered in the name of the grantee but shall be appropriately legended and returned to the Company by the grantee, together with a stock power, endorsed in blank by the grantee. The grantee shall be entitled to vote shares of Restricted Stock and shall be entitled to all dividends paid thereon, except that dividends paid in Common Stock or other property (other than cash) shall also be subject to the same restrictions.

f.

Lapse of Restrictions. Restricted Stock shall become free of the foregoing restrictions upon expiration of the applicable Restricted Period and the Company shall deliver new certificates with the restrictive legend deleted evidencing such stock.

9.	PERFORMANCE AWARDS
a.

Performance Awards may be granted at any time and from time to time, as shall be determined by the Committee. The Committee shall have complete discretion in determining the number, amount and timing of such Performance Awards granted to each employee. Such performance awards may be in the form of shares of Common Stock or cash. Performance Awards may be granted as either long-term or short-term incentives. Performance targets may be based upon, without limitation, Company-wide, divisional and/or individual performance.

b.

The Committee shall have the authority at any time to make adjustments to performance targets for any outstanding Performance Awards which the Committee deems necessary or desirable unless at the time of establishment of such targets the Committee shall have precluded its authority to make such adjustments.

c.	Payment of earned Performance Awards shall be made in accordance with terms and conditions prescribed or authorized by the Committee.
10.	CHANGE OF CONTROL
a.	Definitions:
i.

“Change of Control” shall mean an event which shall occur if there is: (i) a change in the ownership of the Corporation; (ii) a change in the effective control of the Corporation; or (iii) a change in the ownership of a substantial portion of the assets of the Corporation.

ii.

For purposes of this Section, a change in the ownership occurs on the date on which any one person, or more than one person acting as a group (as defined in Treasury regulations 1.409A-2(i)(5)(v)(B)), acquires ownership of stock that, together with stock held by such person or group constitutes more than 50% of the total fair market value or total voting power of the stock of the Corporation.

iii.

A change in the effective control occurs on the date on which either (i) a person, or more than one person acting as a group (as defined in Treasury regulations 1.409A-2(i)(5)(v)(B)), acquires ownership of stock possessing 30% or more of the total voting power of the stock of the Corporation, taking into account all such stock acquired during the 12-month period ending on the date of the most recent acquisition, or (ii) a majority of the members of the Board of Directors is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of such Board of Directors prior to the date of the appointment or election, but only if no other corporation is a majority shareholder.

iv.

A change in the ownership of a substantial portion of assets occurs on the date on which any one person, or more than one person acting as a group (as defined in Treasury regulations 1.409A-2(i)(5)(v)(B)), other than a person or group of persons that is related to the Corporation, acquires assets that have a total gross fair market value equal to or more than 40% of the total gross fair market value of all of the assets of the Corporation immediately prior to such acquisition or acquisitions, taking into account all such assets acquired during the 12-month period ending on the date of the most recent acquisition.

v.	The determination as to the occurrence of a Change of Control shall be based on objective facts and in accordance with the requirements of Code Section 409A and the regulations promulgated thereunder.
b.

Effect on Stock Options. Notwithstanding any other provision to the contrary, upon a Change of Control (as hereinabove defined), all options granted under the Plan shall become immediately exercisable up to the full number of shares covered by the option. In addition, following a Change of Control, the optionee may elect to surrender such option (in whole or in part) and to receive in exchange for the option (or the part thereof) surrendered within five days after such surrender, an amount in cash equal to the number of shares covered by the option (or the part thereof) surrendered multiplied by the excess of (a) the higher of (x) the closing price for the shares covered by the option (or the part thereof) surrendered as reported by the New York Stock Exchange (or any exchange on which the shares may be listed) on the date of such surrender or, if no shares were traded on that date, on the next preceding date on which the shares were traded, or (y) the highest per share price for shares of the same class actually paid in connection with any such Change of Control, over (b) the exercise price of the shares covered by the option (or the part thereof) surrendered. The optionee must exercise the election granted herein within 60 days after such Change of Control.

c.

Effect on Performance-Based Stock Awards and Performance Awards. The Committee shall specify in the award whether, and to what extent, in the event of a Change of Control, an employee shall be issued shares of Common Stock or cash with regard to Performance-Based Stock Awards and Performance Awards held by such employee.

d.

Effect on Restricted Stock. Following a Change of Control, all shares of Restricted Stock which would otherwise remain subject to the restrictions provided for in the Award shall be free of such restrictions.

11.

LEGAL REQUIREMENTS. The exercise of an option, payment by delivery of the Company’s Common Stock or Class B Common Stock, the issuance of shares pursuant to such exercise or pursuant to a Performance-Based Stock Award or Performance Award, and the subsequent transfer of shares of Restricted Stock shall be conditioned upon compliance with the listing requirements of any securities exchange upon which the Common Stock of the Company may be listed, the requirements of the Securities Act of 1933, as amended, and the Exchange Act, and the requirements of applicable state laws relating to authorization, issuance or sale of securities, and the Committee may take such measures as it deems desirable to secure compliance with the foregoing.

12.

CHANGE IN CAPITAL STOCK. The total number of shares for which options may be granted under the Plan, the number of shares of Common Stock which may be awarded under the Plan generally or to any individual (directly or pursuant to Performance-Based Stock Award or Performance Award), the number of shares covered and the purchase price of any option granted under the Plan, the number of shares covered by a Performance-Based Stock Award or a Performance Award, or the number of shares of Restricted Stock which are subject to forfeiture, and the Award Period Objectives or performance targets shall be appropriately or equitably adjusted for any change in the outstanding shares of Common Stock of the Company through recapitalization, stock split, stock dividend or other change in the corporate structure, or through merger or consolidation in which the Company is the surviving corporation; provided, however, that any such arithmetic adjustment to a Performance-Based Stock Award or Award Period Objective shall not cause the amount of compensation payable thereunder to be increased from what otherwise would have been due upon attainment of the unadjusted award or objective. Such adjustments and the manner of application thereof shall be determined by the Committee in its discretion. Any such adjustment may provide for the elimination of any fractional share, which might otherwise become subject to an option or to be issued pursuant to a Performance-Based Stock Award, Performance Award, or Restricted Stock.

13.

DISSOLUTION, LIQUIDATION OR MERGER. In the event of dissolution or liquidation of the Company, or a merger or consolidation in which the Company is not the surviving corporation, or in the event of a sale of all or substantially all of the assets of the Company, any outstanding options hereunder shall terminate, provided that each optionee shall, in such event, have the right upon the adoption by the Board of Directors or shareholders of the Company of a plan or resolutions approving or authorizing such dissolutions, liquidation, or merger, consolidation in which the Company is not the surviving corporation, or such sale of assets, to exercise his or her option in whole or in part, without regard to whether the right to exercise such option shall have otherwise accrued. The Committee may specify in each Performance Award, or may thereafter determine whether, and to what extent, the employee shall be issued shares of Common Stock with respect to such award in the event such plan or resolutions are adopted. In the event such plan or resolutions are adopted, all shares of Restricted Stock shall fully vest and no longer be subject to forfeiture.

14.

RIGHT TO TERMINATE EMPLOYMENT; BENEFITS UNDER OTHER PLANS. The right of the Company or any of its Subsidiaries, Affiliates or Joint Venture Companies, to terminate or change the employment of any employee at any time with or without cause shall not be restricted by this Plan or the grant of an option or the grant of Performance-Based Stock Awards or Performance Awards or Restricted Stock hereunder. No employee shall be deemed to receive compensation or realize earnings for purposes of determining benefits under any pension, profit sharing, life insurance, salary continuation or other employee benefit plan as a result of receiving or exercising an option pursuant to the Plan or as a result of receiving or retaining a Performance-Based Stock Award, Restricted Stock or cash in lieu thereof.

15.	COMPETITION WITH THE COMPANY.
a.

The Committee, in its discretion, may include as a term of any employee’s option agreement a provision that, if the employee voluntarily terminates his or her employment with the Company or its Subsidiaries, Affiliates, or Joint Venture Companies, or is terminated for cause (as determined by the Committee), and within a period of six months after such termination, shall directly or indirectly, engage in a competing activity (as defined hereinafter), the employee shall be required to remit to the Company, with respect to the exercise of any option by the employee on or after the date six months prior to such termination an amount equal to the excess of:

i.	the fair market value per shares of the Company’s Common Stock on the date of exercise of such option multiplied by the number of shares with respect to which the option is exercised, over
ii.	the aggregate purchase price of such number of shares.
b.

The Committee may, at its discretion, as a condition of any award to an employee of a Performance-Based Stock Award, Performance Award or Restricted Stock, provide that, if the employee voluntarily terminates his or her employment with the Company or is terminated for cause (as determined by the Committee) and within a period of six months after such termination shall, directly or indirectly, engage in a competing activity (as hereinafter defined), the employee shall be required to remit to the company, with respect to any shares of Common Stock issued or if issued subject to any conditions, with respect to any shares which became fully vested on or after the date six months prior to such termination, the fair market value of such shares on the date of issuance or vesting, applicable.

c.

Any remittance to the Company required by Subparagraphs (b) or (c) shall be payable in cash or by delivery of shares of Common Stock of the Company duly assigned to the Company or by a combination of the foregoing. Any such shares so delivered shall be deemed to have a value per share equal to the fair market value of the shares on such date of issuance or vesting.

d.

Neither of the foregoing provisions of this Paragraph 15 shall apply in the event of a Change of Control as defined in Subparagraph 10(a) or in the event of a dissolution, liquidation, merger or consolidation referred to in Paragraph 13.

e.

For purposes of this Paragraph 15 (except as otherwise defined in the option agreement) an employee is deemed to be "engaged in a competing activity" if he or she owns, manages, controls, is employed by, or otherwise engages in or assists another to engage in any activity or which competes with any business or activity of the Company in which the employee was engaged or involved, at the time of the employee's termination.

16.

WITHHOLDING TAX. The Committee may adopt and apply rules that will ensure that it will be able to comply with applicable provisions of any federal, state or local law relating withholding of tax on amounts includible in the employee's income, including but not limited-to the amount, if any, includible in income on the exercise of an option or the expiration of the Plan Cycle or the Restricted Period. A grantee of a Performance-Based Stock Award, Performance Award or Restricted Stock shall be required to pay withholding taxes to the Company; in the case of Restricted Stock upon the expiration of the Restricted Period or such earlier date as may be required by an election pursuant to Section 83 of the Code, and in the case of a Performance-Based Stock Award or performance Award upon issuance of the Common Stock or cash. The grantee of a non-qualified option shall be required to pay withholding taxes to the Company upon the exercise of the option. The Company shall have the right in its discretion, with the consent of the grantee, and subject to compliance with any applicable rules and regulations of the Securities and Exchange Commission, to satisfy the withholding tax liability arising from the exercise of a non-qualified option, the issuance of stock arising from a Performance- Based Stock Award, or a Performance Award, or the release of Restricted Stock, by retaining shares of Common Stock or cash otherwise deliverable to the grantee pursuant to procedures approved by the Committee.

17.

MODIFICATION AND TERMINATION OF PLAN. The Board of Directors may at any time terminate, in whole or in part, or from time to time modify the Plan. Notwithstanding the foregoing, the Board of Directors shall not, without the approval of the shareholders, increase the number of shares of stock available for grants of options or grants of awards under the Plan or the number of shares of available for grants of options or awards in any one calendar year to any one individual under the Plan; disqualify any incentive stock options granted under the Plan; increase the maximum amount which can be paid to an individual under the Plan; change the types of business criteria on which Performance-Based Stock Awards are to be based under the Plan; or modify the requirements as to eligibility for participation in the Plan.

Notwithstanding any such modification of the Plan, any option or award theretofore granted to an employee under the Plan shall not be affected except pursuant to Paragraph 18, below.

18.

MODIFICATION OF OPTIONS AND AWARDS. Subject to all of the provisions of Plan, the Committee may at any time and from time to time, with the consent of the optionee or grantee, amend any stock options or awards theretofore granted under the Plan provided that the option or award as amended, together with any other consideration provided, is reasonably deemed to be of equivalent economic value to the option or award prior to such amendment, and further provided that in no event will a stock option be repriced.

19.

EFFECTIVE AND TERMINATION DATES. The Plan shall be effective as of June 17, 2004, the date it was adopted by the Committee and ratified by the Board of Directors, but shall be subject to the approval of the shareholders of the Company. The Plan shall be submitted for approval of the shareholders at the first annual meeting of shareholders held subsequent to the adoption of the Plan. If at said meeting or adjournment thereof the shareholders do not approve the Plan, the Plan shall terminate and any Stock Options, Performance-Based Stock Awards, Performance Awards or Restricted Stock granted under this Plan shall be forfeited. No awards shall be granted under the Plan after five (5) years after the Effective Date.

Exhibit 10.30

AMENDED AND RESTATED EMPLOYMENT AGREEMENT

THIS EMPLOYMENT AGREEMENT (this “Agreement”), initially entered into as of the 1st day of March, 2003, by and between John Wiley & Sons, Inc., a New York corporation, with offices at 111 River Street, Hoboken, New Jersey 07030 (hereinafter referred to as the “Company”), and William J. Pesce, presently residing at XXXXXXXXXXXXX (hereinafter referred to as “Executive”), is hereby amended and restated this 1st day of December, 2008.

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

(a)        During the Period of Employment, Executive will serve as President & CEO of the Company, and subject to the direction of the Company’s Board of Directors will perform such duties and exercise such supervision with regard to the business of the Company as are associated with such position, as well as such other duties as may be prescribed from time to time by the Board of Directors. Executive shall be subject to and shall observe and carry out such reasonable rules, regulations, policies, directions and restrictions consistent with the duties to be performed by Executive hereunder as the Company shall from time to time establish.

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

3.         Period of Employment. The period of Executive’s employment under this Agreement (the “Period of Employment”) will begin on December 1, 2008 (the “Commencement Date”), and end on the third anniversary thereof, subject to earlier termination and further renewal as provided in this Agreement. Executive’s Period of Employment shall automatically renew for subsequent three year periods, subject to the terms of this Agreement, unless either party gives written notice 90 days or more prior to the expiration of the then existing Period of Employment of Executive’s or the Company’s decision not to renew. A decision by the Company not to renew other than as a result of Executive’s death or Disability (as defined below), and other than in circumstances which would give rise to a Termination for Cause (as defined below) shall be treated as a Without Cause Termination (as defined below), and so governed by the provisions of Section 9 hereof.

4.         Compensation and Benefits. For all services rendered by Executive pursuant to this Agreement during the Period of Employment, including services as an executive, officer, director or committee member of the Company or any of its subsidiaries or affiliates, Executive will be compensated as follows:

(a)        Base Salary. The Company will pay Executive a fixed base salary (“Base Salary”) of not less than $980,000 per annum. Executive will be eligible to receive annual increases as the Company’s Board of Directors (the “Board”) deems appropriate, in accordance with the Company’s customary procedures regarding the salaries of senior officers. Base Salary will be payable according to the customary payroll practices of the Company but in no event less frequently than once each month.

(b)        Executive Compensation Plans. Executive shall be eligible to participate in all of the Company’s executive compensation plans in effect on the date hereof in which any senior executive of the Company is eligible to participate, including but not limited to the Company’s Executive Annual Incentive Plan (the “EAIP”), the Company’s Annual Strategic Milestones Incentive Plan, and the Company’s Long Term Incentive Plan (the “LTIP”), or equivalents, as such plans are amended or restated from time to time, for so long as such plans remain in effect. Nothing in this Agreement shall require the Company or its affiliates to establish, maintain or continue any executive compensation plan or restrict the right of the Company or any of its affiliates to amend, modify or terminate any such plan.

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

8.         Death. In the event of the death of Executive during the Period of Employment, the Period of Employment will end and the Company’s obligation to make payments under this Agreement will cease as of the date of death, except that the Company will pay to Executive’s beneficiary designated for purposes of Executive’s life insurance provided by the Company, or absent such designation to Executive’s estate, Executive’s Base Salary until the end of the month in which Executive dies, and except for any rights and benefits of Executive under the benefit plans and programs of the Company including, without limitation, the SERP (as defined below) in which Executive is a participant, as determined in accordance with the terms and provisions of such plans and programs. The payout under the EAIP, or equivalent, for the fiscal year in which Executive’s death occurs, shall be annualized and paid at the normal time to Executive’s estate pro rata to the date of death. The payment, in shares, for any executive long term incentive plan established by the Company, the plan cycle of which ends within 12 months after the date of Executive’s death, shall be paid based on actual performance within 2 ½ months after the end of the plan period to Executive’s estate.

9.	Effect of Termination of Employment.

(a)        Without Cause Termination and Constructive Discharge Absent a Change of Control. If Executive’s employment terminates during the Period of Employment prior to the occurrence of a Change of Control (as defined below) due to a Without Cause Termination (as defined below) or a Constructive Discharge (as defined below), subject to Executive executing a general release of claims as more fully described in Section 9(e) hereof, then the Company will pay or provide Executive (or Executive’s surviving spouse, estate or personal representative, as applicable) the following payments and/or benefits upon such event: (i) Base Salary earned but unpaid as of the effective date of such termination of employment; (ii) a lump sum amount equal to the sum of thirty six (36) months of Executive’s then current Base Salary and three (3) times the Executive’s most recent target annual incentive under any executive annual incentive plan established by the Company; (iii) the actual incentive amount earned by Executive under any executive annual incentive plan established by the Company for the fiscal year in which Executive’s termination of employment occurs, prorated to reflect Executive’s partial year of employment; (iv) accelerated vesting of all restricted performance shares earned by Executive under any executive long term incentive plan established by the Company in the fiscal year of termination of employment or subsequent fiscal years; (v) all payments and benefits to which Executive may be entitled pursuant to the terms and conditions of the SERP; (vi) all payments and benefits to which Executive may be entitled pursuant to the terms and conditions of the Company’s Non-Qualified Supplemental Benefit Plan; and (vii) coverage during the Benefits Continuation Period under the following employee benefit plans or provisions for comparable benefits outside such plans, but only to the extent comparable coverage is not provided by any new employer, for (x) the Company’s Group Health Insurance Program, (y) the LTD Plan (as provided under such plan, Executive shall be required to pay the premium), and (z) the Company’s Group Life and Accidental Death and Dismemberment Insurance (at the levels in effect at the date of termination of employment). If coverage under clause (vii) cannot be provided on a tax-advantaged basis under the Company’s employee benefit programs, the Company will make a supplemental lump-sum payment to the Executive such that his after-tax cost of coverage will be no greater than the cost for such coverage to a similarly-situated employee under the respective program. Any increase in premium cost resulting from a change in the Executive’s coverage election shall be borne by the Executive. In order to receive such continued medical and dental coverage, the Executive must be eligible for and elect continuation coverage under “COBRA” under the terms of the applicable program for the first 18 months of such coverage.

(b)        Without Cause Termination and Constructive Discharge Following a Change of Control. If Executive’s employment terminates during the Period of Employment due to a Without Cause Termination or a Constructive Discharge within the twenty-four (24) month period following a Change of Control, then, subject to Executive executing a general release of claims as more fully described in Section 9(e) hereof, in addition to the payments and benefits described in 9(a) hereof, but excluding 9(a)(iii) and 9(a)(iv) thereof, the Company will provide Executive (or Executive’s surviving spouse, estate or personal representative, as applicable) the following payments and/or benefits upon such event: (i) the “target incentive amount” under any executive annual incentive plan established by the Company for the fiscal year in which Executive’s termination of employment occurs, prorated to reflect Executive’s partial year of employment; (ii) accelerated vesting of all “target” restricted performance shares awarded to Executive under any executive long term incentive plan established by the Company outstanding on the date of Change in Control but not yet vested; and (iii) accelerated vesting of all other stock options and restricted stock granted to Executive under any executive long term incentive plan established by the Company outstanding on the date of the Change in Control but not yet vested on the effective date of termination of employment.

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

(d)        Definitions. For purposes of this Agreement, the following capitalized terms have the following meanings:

(i)         “Benefits Continuation Period” means that number of months which is equal to the number of months of Base Salary that Executive receives as a lump sum severance payment in accordance with Section 9(a) hereof.

(ii)	“Change of Control” shall have the meaning set forth in the SERP.

(iii)       “Constructive Discharge” means: (A) any material failure by the Company to fulfill its obligations under this Agreement (including, without limitation, any reduction of Base Salary, as the same may be increased during the Period of Employment, or other material element of compensation); (B) a material and adverse change to, or a material reduction of, Executive’s duties and responsibilities to the Company; or (C) the relocation of Executive’s primary office to any location more than fifty (50) miles from the Company’s principal executive offices, resulting in a materially longer commute for Executive. Executive will provide the Company a written notice which describes the circumstances being relied upon for all terminations of employment by Executive resulting from any circumstances claimed to be a Constructive Discharge thirty (30) days after the event giving rise to the notice. The Company will have thirty (30) days after receipt of such notice to remedy the situation prior to Executive’s termination of employment due to a Constructive Discharge.

(iv)       “Resignation” means a termination of Executive’s employment by Executive, other than in connection with Executive’s Disability pursuant to Section 7 hereof, Death pursuant to Section 8 hereof or Constructive Discharge pursuant to Section 9(a) hereof. A termination of Executive’s employment under this Agreement shall mean the ceasing of employment with the Company. For purposes of this Agreement:

(A)

the Executive shall not be treated as having incurred a voluntary termination of employment while on military leave, sick leave, or other bona fide leave of absence if the period of such leave does not exceed six months, or if longer, so long as the Executive’s right to reemployment with the Company is provided either by statute or by contract. If the period of leave exceeds six months and the right to reemployment is not provided either by statute or by contract, the employment relationship is deemed to terminate on the first date immediately following such six-month period.

(B)

Whether the Executive shall have incurred a termination of employment shall be determined based on all relevant facts and circumstances. In situations in which the Executive continues to be carried on the payroll of the Company but performs only nominal services, or ceases to be an employee but continues to provide substantial services in another capacity, such as pursuant to a consulting agreement, the determination of whether a termination of employment has occurred shall be determined in accordance with Final Regulations Section 1.409A-1(h)(1)(ii), or any successor thereto.

(v)        “SERP” means the Company’s 1989 Supplemental Executive Retirement Plan, as amended or restated from time to time.

(vi)       “Termination for Cause” means: (A) Executive’s refusal or willful and continued failure to substantially perform Executive’s material duties to the best of Executive’s ability under this Agreement (for reasons other than death or disability), in any such case after written notice thereof; (B) Executive’s gross negligence in the performance of Executive’s material duties under this Agreement; (C) any act of fraud, misappropriation, material dishonesty, embezzlement, willful misconduct or similar conduct; (D) Executive’s conviction of or plea of guilty or nolo contendere to a felony or any crime involving moral turpitude; or (E) Executive’s material and willful violation of any of the Company’s reasonable rules, regulations, policies, directions and restrictions.

(vii)      “Without Cause Termination” or “Terminated Without Cause” means termination of Executive’s employment by the Company other than in connection with Executive’s Disability pursuant to Section 7 hereof, death pursuant to Section 8 hereof or Constructive Discharge pursuant to Sections 9(a) hereof, or the Company’s Termination for Cause of Executive.

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

(i)         In the event that (A) any payment or benefit received or to be received by Executive pursuant to the terms of this Agreement or of any other plan, arrangement or agreement of the Company (or any affiliate) (together, the “Payments”) would, in the opinion of independent tax counsel selected by the Company and reasonably acceptable to Executive (“Tax Counsel”), be subject to the excise tax (the “Excise Tax”) imposed by section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”) (in whole or in part), determined as provided below, and (B) the present value of the Payments is less than 115% of the present value of an amount calculated such that no portion of the Payments would be subject to the Excise Tax, then the Payments shall be reduced (but not below zero) until no portion of the payments would be subject to the Excise Tax. In the event that (C) the Payments would, in the opinion of Tax Counsel, be subject to the Excise Tax (in whole or in part), determined as provided below, and (D) the present value of the Payments is equal to or greater than 115% of the present value of an amount calculated such that no portion of the Payments would be subject to the Excise Tax, then the Company shall pay to Executive, at the time specified in Section 9(g)(vi) below, an additional amount (the “Gross-Up Payment”) such that the net amount retained by Executive, after deduction of the Excise Tax on the Payments and any federal, state and local income tax and Excise Tax upon the Gross-Up Payment provided for by this Section 9(g), and any interest, penalties or additions to tax payable by Executive with respect thereto, shall be equal to the total present value of the Payments at the time such Payments are to be made.

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

(iii)       In the event that by reason of the application of this Section 9(g), the Payments to Executive shall be reduced. Such reduction shall be applied to the Payments to be made soonest in time to the Executive’s termination of employment, to the extent necessary to avoid Excise Tax..

(iv)       For purposes of determining the amount of the Gross-Up Payment, Executive shall be deemed to pay federal income taxes at the highest marginal rates of federal income taxation applicable to the individuals in the calendar year in which the Gross-Up Payment is to be made and state and local income taxes at the highest marginal rates of taxation applicable to individuals as are in effect in the state and locality of Executive’s residence in the calendar year in which the Gross-Up Payment is to be made, net of the maximum reduction in federal income taxes that can be obtained from deduction of such state and local taxes taking into account any limitations applicable to individuals subject to federal income tax at the highest marginal rates.

(v)        The Gross-Up Payment provided for in Section 9(g)(i) hereof shall be made upon the earlier of (A) the making to Executive of any Payment or (B) the imposition upon Executive or payment by Executive of any Excise Tax.

(vi)       If it is established pursuant to a final determination of a court or an Internal Revenue Service proceeding or the opinion of Tax Counsel that the Excise Tax on Covered Payments is less than the amount taken into account under Section 9(g)(i) hereof, Executive shall repay to the Company within five days of Executive’s receipt of notice of such final determination or opinion the portion of the Gross-Up Payment attributable to such reduction (plus the portion of the Gross-Up Payment attributable to the Excise Tax and federal, state and local income tax imposed on the Gross-Up Payment being repaid by Executive if such repayment results in a reduction in Excise Tax or a federal, state and local income tax deduction) plus any interest received by Executive on the amount of such repayment. If it is established pursuant to a final determination of a court or an Internal Revenue Service proceeding or the opinion of Tax Counsel that the Excise Tax on Covered Payments exceeds the amount taken into account hereunder (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-Up Payment), the Company shall make an additional Gross-Up Payment in respect of such excess within five days of the Company’s receipt of notice of such final determination or opinion. Executive acknowledges that the timing of the Gross-Up Payment made by the Company to the Executive pursuant to Section 9(g) hereof is for the benefit of the Executive, and that any repayment of such Gross-Up Payment by Executive to the Company that may subsequently be required pursuant to this Section 9(g)(vi) is solely for the purposes of the Company’s recoupment of compensation that the Company overpaid to Executive.

(h)	Timing of Severance Payments and Compliance with Code Section 409A.

(i)         Payments of earned but unpaid Base Salary required to be made under Section 9(a)(i) shall be made as of the next regular payroll date following the Executive’s termination of employment.

(ii)        Payments of severance pay amounts required to be made under Section 9(a)(ii) shall be made within ten business days following the later of the date the Company receives the release of claims described in Section 9(e) properly executed by the Executive, and the expiration of any period permitted for the Executive to revoke the Agreement after its execution; provided, however, that in no event may Executive return the executed release of claims later than 90 days after termination of employment (or, if earlier, the end of the second month following the later of the end of the Company’s taxable year or the Executive’s taxable year).

(iii)       The reimbursement of an eligible expense hereunder, including any reimbursement of taxes, shall be made promptly upon the Executive’s submission of request for reimbursement, accompanied by evidence of such expense reasonably acceptable to the Company, but in any event on or before the last day of the Executive’s taxable year following the taxable year in which the expense was incurred; provided, however, that the supplemental payment with respect to the tax cost of continuation employee benefit coverage under Section 9(a) shall be paid under Section 9(h)(ii) above.

(iv)       The payment of the annual incentive amount under an executive annual incentive plan as described in Section 9(a)(iii) shall be based upon actual achievement of performance goals and paid in a single sum cash payment within 2½ months after the conclusion of the performance period to which such annual incentive relates. The payment of restricted performance shares as described in Section 9(a)(iv) shall be based upon actual achievement of performance goals and paid within 2½ months after the conclusion of the performance period to which such performance shares relate.

(v)        The payment of “target incentive amounts” as described in Section 9(b)(i) and “target” restricted performance shares as described in Sections 9(b)(ii) shall be made as described in Section 9(h)(ii).

(vi)       Each of the payments and benefits under Section 9(a) or (b) above are designated as separate payments for purposes of the short-term deferral rules under Treasury Regulation Section 1.409A-1(b)(4)(i)(F), the exemption for involuntary terminations under separation pay plans under Treasury Regulation Section 1.409A-1(b)(9)(iii), and the exemption for medical expense reimbursements under Treasury Regulation Section 1.409A-1(b)(9)(v)(B). As a result, (1) any payments that become vested as a result of a qualifying termination that are made on or before the 15th day of the third month following the later of the end of the Company’s taxable year or the end of the Executive’s taxable year in which occurs the Executive’s termination of employment, (2) any additional payments that are made on or before the last day of the second calendar year following the year of the Executive’s termination and do not exceed the lesser of two times Base Salary or two times the limit under Code Section 401(a)(17) then in effect, and (3) the payment of medical expenses within the applicable COBRA period, are exempt from the requirements of Code Section 409A. As Executive is designated as a “specified employee” within the meaning of Code Section 409A, to the extent that any deferred compensation payments to be made during the first six month period following Executive’s termination of employment exceed such exempt amounts, the payments shall be withheld and the amount of the payments withheld will be paid in a lump sum (with interest at the rate paid on 12-month Treasury bills as of the date of Executive’s termination of employment), during the seventh month after Executive’s termination. The Company shall identify in writing delivered to the Executive any payments it reasonably determines are subject to delay under this Section 9(h)(vi). In no event shall the Company have any liability or obligation with respect to taxes for which the Executive may become liable as a result of the application of Code Section 409A.

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

14.       Effect of Prior Agreements. This Agreement, together with the Non-Competition Agreement and the Agreement to Arbitrate, constitute the sole and entire agreements and understandings between Executive and the Company with respect to the matters covered thereby, and there are no other promises, agreements, representations, warranties or other statements between Executive and the Company in respect to such matters not expressly set forth in these agreements. These agreements supersede all prior and contemporaneous agreements, understandings or other arrangements, whether written or oral, concerning the subject matter thereof. Upon execution of this Agreement, Executive’s existing employment agreement with the Company shall be superseded by this Agreement in its entirety and shall be of no further force and effect.

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

XXXXXXXXXX
XXXXXXXXXX

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

EXECUTIVE:	JOHN WILEY & SONS, INC.
By:	By:

Signature	Signature

William J. Pesce	Peter B. Wiley
Print name	Print name

Chairman
Date signed	Title

Date signed

Exhibit 10.31

AMENDED AND RESTATED EMPLOYMENT AGREEMENT

EMPLOYMENT AGREEMENT (this “Agreement”), initially entered into as of the 1st day of March, 2003, by and between John Wiley & Sons, Inc., a New York corporation, with offices at 111 River Street, Hoboken, New Jersey 07030 (hereinafter referred to as the “Company”), and Ellis E. Cousens presently residing at XXXXXXXX (hereinafter referred to as “Executive”), is hereby amended and restated this 1st day of December, 2008.

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

(a)        During the Period of Employment, Executive will serve as Executive Vice President and Chief Financial and Support Operations Officer of the Company, and subject to the direction of the Company’s Chief Executive Officer (“CEO”)will perform such duties and exercise such supervision with regard to the business of the Company as are associated with such position, as well as such other duties as may be prescribed from time to time by the CEO. Executive shall be subject to and shall observe and carry out such reasonable rules, regulations, policies, directions and restrictions consistent with the duties to be performed by Executive hereunder as the Company shall from time to time establish.

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

3.         Period of Employment. The period of Executive’s employment under this Agreement (the “Period of Employment”) will begin on December 1, 2008 (the “Commencement Date”), and end on the second anniversary thereof, subject to earlier termination and further renewal as provided in this Agreement. Executive’s Period of Employment shall automatically renew for subsequent two year periods, subject to the terms of this Agreement, unless either party gives written notice 90 days or more prior to the expiration of the then existing Period of Employment of Executive’s or the Company’s decision not to renew. A decision by the Company not to renew other than as a result of Executive’s death or Disability (as defined below), and other than in circumstances which would give rise to a Termination for Cause (as defined below) shall be treated as a Without Cause Termination (as defined below), and so governed by the provisions of Section 9 hereof.

4.         Compensation and Benefits. For all services rendered by Executive pursuant to this Agreement during the Period of Employment, including services as an executive, officer, director or committee member of the Company or any of its subsidiaries or affiliates, Executive will be compensated as follows:

(a)        Base Salary. The Company will pay Executive a fixed base salary (“Base Salary”) of not less than $550,000 per annum. Executive will be eligible to receive annual increases as the Company’s Board of Directors (the “Board”) deems appropriate, in accordance with the Company’s customary procedures regarding the salaries of senior officers. Base Salary will be payable according to the customary payroll practices of the Company but in no event less frequently than once each month.

(b)        Executive Compensation Plans. Executive shall be eligible to participate in all of the Company’s executive compensation plans in effect on the date hereof in which any senior executive of the Company is eligible to participate, including but not limited to the Company’s Executive Annual Incentive Plan (the “EAIP”), the Company’s Annual Strategic Milestones Incentive Plan, and the Company’s Long Term Incentive Plan (the “LTIP”), or equivalents, as such plans are amended or restated from time to time, for so long as such plans remain in effect. Nothing in this Agreement shall require the Company or its affiliates to establish, maintain or continue any executive compensation plan or restrict the right of the Company or any of its affiliates to amend, modify or terminate any such plan.

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

8.         Death. In the event of the death of Executive during the Period of Employment, the Period of Employment will end and the Company’s obligation to make payments under this Agreement will cease as of the date of death, except that the Company will pay Executive’s beneficiary designated for purposes of Executive’s life insurance provided by the Company or absent such designation to Executive’s estate Executive’s Base Salary until the end of the month in which Executive dies, and except for any rights and benefits of Executive under the benefit plans and programs of the Company including, without limitation, the SERP (as defined below) in which Executive is a participant, as determined in accordance with the terms and provisions of such plans and programs. The payout under the EAIP, or equivalent, for the fiscal year in which Executive’s death occurs, shall be annualized and paid at the normal time to Executive’s estate pro rata to the date of death. The payment, in shares, for any executive long term incentive plan established by the Company, the plan cycle of which ends within 12 months after the date of Executive’s death, shall be paid based on actual performance within 2 ½ months after the end of the plan period to Executive’s estate.

9.	Effect of Termination of Employment.

(a)        Without Cause Termination and Constructive Discharge Absent a Change of Control. If Executive’s employment terminates during the Period of Employment prior to the occurrence of a Change of Control (as defined below) due to a Without Cause Termination (as defined below) or a Constructive Discharge (as defined below), subject to Executive executing a general release of claims as more fully described in Section 9(f) hereof, the Company will pay or provide Executive (or Executive’s surviving spouse, estate or personal representative, as applicable) upon such event: (i) Base Salary earned but unpaid as of the effective date of such termination of employment; (ii) a lump sum payment equal to the Severance Pay Amount (as defined below); (iii) all payments and benefits to which Executive may be entitled pursuant to the terms and conditions of the SERP; (iv) all payments and benefits to which Executive may be entitled pursuant to the terms and conditions of the under the Company’s Non-Qualified Supplemental Benefit Plan; and (v) coverage during the Benefits Continuation Period (as defined below) under the following employee benefit plans or provisions for comparable benefits outside such plans, but only to the extent comparable coverage is not provided by any new employer, (x) the Company’s Group Health Insurance Program, (y) the LTD Plan (as provided under such plan, Executive shall be required to pay the premium), and (z) the Company’s Group Life and Accidental Death and Dismemberment Insurance (at the levels in effect at the date of termination of employment). If coverage under clause (v) cannot be provided on a tax-advantaged basis under the Company’s employee benefit programs, the Company will make a supplemental lump-sum payment to the Executive such that his after-tax cost of coverage will be no greater than the cost for such coverage to a similarly-situated employee under the respective program. Any increase in premium cost resulting from a change in the Executive’s coverage election shall be borne by the Executive. In order to receive such continued medical and dental coverage, the Executive must be eligible for and elect continuation coverage under “COBRA” under the terms of the applicable program for the first 18 months of such coverage.

(b)        Without Cause Termination and Constructive Discharge Following a Change of Control. If Executive’s employment terminates during the Period of Employment due to a Without Cause Termination or a Constructive Discharge within the twenty-four (24) month period following a Change of Control, then, subject to Executive executing a general release of claims as more fully described in Section 9(f) hereof, in addition to the payments and benefits described in 9(a) hereof, the Company will provide Executive (or Executive’s surviving spouse, estate or personal representative, as applicable) the following payments and/or benefits upon such event: (i) the “target incentive amount” under any executive annual incentive plan established by the Company for the fiscal year in which Executive’s termination of employment occurs, prorated to reflect Executive’s partial year of employment; (ii) accelerated vesting of all “target” restricted performance shares awarded to Executive under any executive long term incentive plan established by the Company outstanding on the date of Change in Control but not yet vested; and (iii) accelerated vesting of all other stock options and restricted stock granted to Executive under any executive long term incentive plan established by the Company outstanding on the date of the Change in Control but not yet vested on the effective date of termination of employment..

(c)        Without Cause Termination Following Change of CEO. Notwithstanding the foregoing, in the event that during the Period of Employment the Company shall hire a new CEO and the new CEO terminates Executive’s employment in circumstances constituting a Without Cause Termination (as defined below) during the new CEO’s first twelve (12) months of employment, and in circumstances in which no Change of Control (as defined below) has occurred, then, subject to Executive executing a general release of claims as more fully described in Section 9(f) hereof, in addition to the payments and benefits described in 9(a) hereof, the Company will provide Executive the following payments and/or benefits upon such event: (i) the actual incentive amount earned by Executive under any executive annual incentive plan established by the Company for the fiscal year in which Executive’s termination occurs, prorated to reflect Executive’s partial year of employment; (ii) accelerated vesting of all restricted performance shares earned by Executive under any executive long term incentive plan established by the Company for the plan cycle which ends within 12 months after the effective date of termination; and (iii) accelerated vesting of all stock options and restricted stock granted to Executive under any executive long term incentive plan established by the Company but not yet vested on the effective date of termination of employment.

(d)        Termination for Cause; Resignation. If Executive’s employment terminates due to a Termination for Cause (as defined below) or a Resignation (as defined below), Base Salary earned but unpaid as of the date of such termination will be paid to Executive in a lump sum and the Company will have no further obligations to Executive hereunder. In the event any termination of Executive’s employment for any reason, Executive if so requested by the Company agrees to assist in the orderly transfer of authority and responsibility to Executive’s successor.

(e)        Definitions. For purposes of this Agreement, the following capitalized terms have the following meanings

(i)         “Benefits Continuation Period” means that number of months which is equal to the number of months of Base Salary that Executive receives as a lump sum severance payment in accordance with Sections 9(a) or 9(b) hereof.

(ii)	“Change of Control” shall have the meaning set forth in the SERP.

(iii)        “Constructive Discharge” means: (A) any material failure by the Company to fulfill its obligations under this Agreement (including, without limitation, any reduction of Base Salary, as the same may be increased during the Period of Employment, or other material element of compensation); (B) a material and adverse change to, or a material reduction of, Executive’s duties and responsibilities to the Company; or (C) the relocation of Executive’s primary office to any location more than fifty (50) miles from the Company’s principal executive offices, resulting in a materially longer commute for Executive. Executive will provide the Company a written notice which describes the circumstances being relied upon for all terminations of employment by Executive resulting from any circumstances claimed to be a Constructive Discharge thirty (30) days after the event giving rise to the notice. The Company will have thirty (30) days after receipt of such notice to remedy the situation prior to Executive’s termination of employment due to a Constructive Discharge.

(iv)       “Resignation” means a termination of Executive’s employment by Executive, other than in connection with Executive’s Disability pursuant to Section 7 hereof, Death pursuant to Section 8 hereof or Constructive Discharge pursuant to Sections 9(a) or 9(b) hereof. A termination of Executive’s employment under this Agreement shall mean the ceasing of employment with the Company. For purposes of this Agreement:

(A)

the Executive shall not be treated as having incurred a voluntary termination of employment while on military leave, sick leave, or other bona fide leave of absence if the period of such leave does not exceed six months, or if longer, so long as the Executive’s right to reemployment with the Company is provided either by statute or by contract. If the period of leave exceeds six months and the right to reemployment is not provided either by statute or by contract, the employment relationship is deemed to terminate on the first date immediately following such six-month period.

(B)

Whether the Executive shall have incurred a termination of employment shall be determined based on all relevant facts and circumstances. In situations in which the Executive continues to be carried on the payroll of the Company but performs only nominal services, or ceases to be an employee but continues to provide substantial services in another capacity, such as pursuant to a consulting agreement, the determination of whether a termination of employment has occurred shall be determined in accordance with Final Regulations Section 1.409A-1(h)(1)(ii), or any successor thereto.

(v)        “SERP” means the Company’s 1989 Supplemental Executive Retirement Plan, as amended or restated from time to time.

(vi)       “Severance Pay Amount” means, with respect to a termination of employment covered under Section 9(a), the Executive’s then current Base Salary payable during one month multiplied by eighteen (18). “Severance Pay Amount” means, with respect to a termination of employment covered under Section 9(b) or 9(c), the sum of Executive’s then current Base Salary payable during one month, plus one-twelfth of Executive’s most recent target annual incentive under any executive annual incentive plan established by the Company, multiplied by twenty-four (24).

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

(i)         In the event that (A) any payment or benefit received or to be received by Executive pursuant to the terms of this Agreement or of any other plan, arrangement or agreement of the Company (or any affiliate) (together, the “Payments”) would, in the opinion of independent tax counsel selected by the Company and reasonably acceptable to Executive (“Tax Counsel”), be subject to the excise tax (the “Excise Tax”) imposed by section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”) (in whole or in part), determined as provided below, and (B) the present value of the Payments is less than 115% of the present value of an amount calculated such that no portion of the Payments would be subject to the Excise Tax, then the Payments shall be reduced (but not below zero) until no portion of the payments would be subject to the Excise Tax. In the event that (C) the Payments would, in the opinion of Tax Counsel, be subject to the Excise Tax (in whole or in part), determined as provided below, and (D) the present value of the Payments is equal to or greater than 115% of the present value of an amount calculated such that no portion of the Payments would be subject to the Excise Tax, then the Company shall pay to Executive, at the time specified in Section 9(h)(v) below, an additional amount (the “Gross-Up Payment”) such that the net amount retained by Executive, after deduction of the Excise Tax on the Payments and any federal, state and local income tax and Excise Tax upon the Gross-Up Payment provided for by this Section 9(h), and any interest, penalties or additions to tax payable by Executive with respect thereto, shall be equal to the total present value of the Payments at the time such Payments are to be made.

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

(iii)        In the event that by reason of the application of this Section 9(h), the Payments to Executive shall be reduced. Such reduction shall be applied to the Payments to be made soonest in time to the Executive’s termination of employment, to the extent necessary to avoid Excise Tax.

(iv)       For purposes of determining the amount of the Gross-Up Payment, Executive shall be deemed to pay federal income taxes at the highest marginal rates of federal income taxation applicable to the individuals in the calendar year in which the Gross-Up Payment is to be made and state and local income taxes at the highest marginal rates of taxation applicable to individuals as are in effect in the state and locality of Executive’s residence in the calendar year in which the Gross-Up Payment is to be made, net of the maximum reduction in federal income taxes that can be obtained from deduction of such state and local taxes taking into account any limitations applicable to individuals subject to federal income tax at the highest marginal rates.

(v)        The Gross-Up Payment provided for in Section 9(h)(i) hereof shall be made upon the earlier of (A) the making to Executive of any Payment or (B) the imposition upon Executive or payment by Executive of any Excise Tax.

(vi)       If it is established pursuant to a final determination of a court or an Internal Revenue Service proceeding or the opinion of Tax Counsel that the Excise Tax on Covered Payments is less than the amount taken into account under Section 9(h)(i) hereof, Executive shall repay to the Company within five days of Executive’s receipt of notice of such final determination or opinion the portion of the Gross-Up Payment attributable to such reduction (plus the portion of the Gross-Up Payment attributable to the Excise Tax and federal, state and local income tax imposed on the Gross-Up Payment being repaid by Executive if such repayment results in a reduction in Excise Tax or a federal, state and local income tax deduction) plus any interest received by Executive on the amount of such repayment. If it is established pursuant to a final determination of a court or an Internal Revenue Service proceeding or the opinion of Tax Counsel that the Excise Tax on Covered Payments exceeds the amount taken into account hereunder (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-Up Payment), the Company shall make an additional Gross-Up Payment in respect of such excess within five days of the Company’s receipt of notice of such final determination or opinion. Executive acknowledges that the timing of the Gross-Up Payment made by the Company to the Executive pursuant to Section 9(h) hereof is for the benefit of the Executive, and that any repayment of such Gross-Up Payment by Executive to the Company that may subsequently be required pursuant to this Section 9(h)(vi) is solely for the purposes of the Company’s recoupment of compensation that the Company overpaid to Executive.

(i)	Timing of Severance Payments and Compliance with Code Section 409A.

(i)         Payments of earned but unpaid Base Salary required to be made under Section 9(a)(i) shall be made as of the next regular payroll date following the Executive’s termination of employment.

(ii)        Payments of Severance Pay Amounts required to be made under Section 9(a)(ii) shall be made within ten business days following the later of the date the Company receives the release of claims described in Section 9(f) properly executed by the Executive, and the expiration of any period permitted for the Executive to revoke the Agreement after its execution; provided, however, that in no event may Executive return the executed release of claims later than 90 days after termination of employment (or, if earlier, the end of the second month following the later of the end of the Company’s taxable year or the Executive’s taxable year).

(iii)        The reimbursement of an eligible expense hereunder, including any reimbursement of taxes, shall be made promptly upon the Executive’s submission of request for reimbursement, accompanied by evidence of such expense reasonably acceptable to the Company, but in any event on or before the last day of the Executive’s taxable year following the taxable year in which the expense was incurred; provided, however, that the supplemental payment with respect to the tax cost of continuation employee benefit coverage under Section 9(a), 9(b) or 9(c) shall be paid under Section 9(i)(ii) above.

(iv)       The payment of “target incentive amounts” as described in Section 9(b)(iii) and “target” restricted performance shares as described in Section 9(b)(iv) shall be made as described in Section 9(i)(ii).

(v)        The payment of the annual incentive amount under an executive annual incentive plan as described in Section 9(c)(i) shall be based upon actual achievement of performance goals and paid in a single sum cash payment within 2½ months after the conclusion of the performance period to which such annual incentive relates. The payment of restricted performance shares as described in Section 9(c)(ii) shall be based upon actual achievement of performance goals and paid within 2½ months after the conclusion of the performance period to which such performance shares relate.

(vi)       Each of the payments and benefits under Section 9(a), 9(b) or 9(c) above are designated as separate payments for purposes of the short-term deferral rules under Treasury Regulation Section 1.409A-1(b)(4)(i)(F), the exemption for involuntary terminations under separation pay plans under Treasury Regulation Section 1.409A-1(b)(9)(iii), and the exemption for medical expense reimbursements under Treasury Regulation Section 1.409A-1(b)(9)(v)(B). As a result, (1) any payments that become vested as a result of a qualifying termination that are made on or before the 15th day of the third month following the later of the end of the Company’s taxable year or the end of the Executive’s taxable year in which occurs the Executive’s termination of employment, (2) any additional payments that are made on or before the last day of the second calendar year following the year of the Executive’s termination and do not exceed the lesser of two times Base Salary or two times the limit under Code Section 401(a)(17) then in effect, and (3) the payment of medical expenses within the applicable COBRA period, are exempt from the requirements of Code Section 409A. As Executive is designated as a “specified employee” within the meaning of Code Section 409A, to the extent that any deferred compensation payments to be made during the first six month period following Executive’s termination of employment exceed such exempt amounts, the payments shall be withheld and the amount of the payments withheld will be paid in a lump sum (with interest at the rate paid on 12-month Treasury bills as of the date of Executive’s termination of employment) during the seventh month after Executive’s termination. The Company shall identify in writing delivered to the Executive any payments it reasonably determines are subject to delay under this Section 9(h)(vi). In no event shall the Company have any liability or obligation with respect to taxes for which the Executive may become liable as a result of the application of Code Section 409A.

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

14.        Effect of Prior Agreements. This Agreement, together with the Non-Competition Agreement and the Agreement to Arbitrate, constitute the sole and entire agreements and understandings between Executive and the Company with respect to the matters covered thereby, and there are no other promises, agreements, representations, warranties or other statements between Executive and the Company in respect to such matters not expressly set forth in these agreements. These agreements supersede all prior and contemporaneous agreements, understandings or other arrangements, whether written or oral, concerning the subject matter thereof. Upon execution of this Agreement, Executive’s existing employment agreement with the Company shall be superseded by this Agreement in its entirety and shall be of no further force and effect.

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

XXXXXXXXXXX

XXXXXXXXXXX

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

EXECUTIVE:	JOHN WILEY & SONS, INC.
By:	By:

Signature	Signature

Ellis E. Cousens	William J. Pesce
Print name	Print name

President and Cheif Executive Officer

Date signed	Title

Date signed