Form 10-K
period 2009-06-05
WILEY JOHN & SONS, INC.
filed 2009-06-24
CIK 107140

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

[x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  April 30, 2009

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

Yes |    |      No |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, October 31, 2008, was approximately $1,536.1 million.  The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s Class A and Class B Common Stock as of May 31, 2009 was 48,745,940 and 9,644,115 respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on September 18, 2009, are incorporated by reference into Part III of this form 10-K.

JOHN WILEY AND SONS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 30, 2009
INDEX

PART I

Item 1.	Business

The Company, founded in 1807, was incorporated in the state of New York on January 15, 1904. (As used herein the term “Company” means John Wiley & Sons, Inc., and its subsidiaries and affiliated companies, unless the context indicates otherwise.)

The Company is a global publisher of print and electronic products, providing content and digital solutions to customers worldwide. Core businesses produce scientific, technical, medical and scholarly journals, encyclopedias, books, online products and services; professional and consumer books, subscription products, training materials, online applications and websites; and educational materials, including integrated online teaching and learning resources, for undergraduate and graduate students, teachers and lifelong learners. The Company takes full advantage of its content from all three core businesses in developing and cross-marketing products to its diverse customer base of professionals, consumers, researchers, students, and educators. The use of technology enables the Company to make its content more accessible to its customers around the world. The Company maintains publishing, marketing, and distribution centers in the United States, Canada, Europe, Asia, and Australia.

Further description of the Company’s business is incorporated herein by reference in the Management’s Discussion and Analysis section of this 10-K.

Employees

As of April 30, 2009, the Company employed approximately 5,100 people on a full-time equivalent basis worldwide.

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

You should carefully consider all of the information set forth in this Form 10-K, including the following risk factors, before deciding to invest in any of the Company’s securities. The risks below are not the only ones the Company faces. Additional risks not currently known to the Company or that the Company presently deems immaterial may also impair its business operations. The Company’s business, financial condition, results of operations or prospects could be materially adversely affected by any of these risks.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995:

This 10-K and our Annual Report to Shareholders for the year ending April 30, 2009 report contains certain forward-looking statements concerning the Company’s operations, performance, and financial condition. In addition, the Company provides forward-looking statements in other materials released to the public as well as oral forward-looking information.  Statements which contain the words anticipate, expect, believes, estimate, project, forecast, plan, outlook, intend and similar expressions constitute forward-looking statements that involve risk and uncertainties. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those in any forward-looking statements.

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

Protection of Intellectual Property Rights

Substantially all of the Company’s publications are protected by copyright, held either in the Company’s name, in the name of the author of the work, or in the name of the sponsoring professional society. Such copyrights protect the Company’s exclusive right to publish the work in many countries abroad for specified periods, in most cases the author’s life plus 70 years, but in any event a minimum of 50 years for works published after 1978.  The ability of the Company to continue to achieve its expected results depends, in part, upon the Company’s ability to protect its intellectual property rights. The Company’s results may be adversely affected by lack of legal and/or technological protections for its intellectual property in some jurisdictions and markets.

Maintaining the Company’s Reputation

Professionals worldwide rely upon many of the Company’s publications to perform their jobs. It is imperative that the Company consistently demonstrates its ability to maintain the integrity of the information included in its publications. Adverse publicity, whether or not valid, may reduce demand for the Company’s publications.

Trade Concentration and Credit Risk

In the journal publishing business, subscriptions are primarily sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agents and is remitted to the journal publisher, including the Company, generally prior to the commencement of the subscriptions. Although at fiscal year-end the Company had minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 20% of consolidated book and journal revenue and no one agent accounts for more than 9% of total consolidated revenue.

The Company’s business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 7% of consolidated revenue, the top 10 book customers account for approximately 18% of total consolidated revenue and approximately 41% of accounts receivable, before reserves at April 30, 2009.  Payments for the sale of subscription journals are predominantly collected in advance.

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

Competition for Market Share and Author and Society Relationships

The Company operates in highly competitive markets.  Success and continued growth depends greatly on developing new products and the means to deliver them in an environment of rapid technological change.   Attracting new authors and professional societies, while retaining our existing business relationships are also critical to our success.  We believe the Company is well positioned to meet these business challenges with the strength of our brands, our reputation and innovative abilities.

Interest Rate and Foreign Exchange Risk

Approximately 50% of our total consolidated revenue for fiscal year 2009 was derived from operations outside the United States. These international-based revenues, as well as our substantial international net assets, expose the Company’s results to foreign currency exchange rate changes. In addition, our interest-bearing loans and borrowings are subject to risk from changes in interest rates. These risks and the measures we have taken to help contain them are discussed in the Market Risk section of this 10-K. For additional details, see Note 12 to our consolidated financial statements, Debt and Available Credit Facilities, in this 10-K. Those sections of our 2009 10-K are incorporated by reference.  Not withstanding our efforts to foresee and mitigate the effects of changes in fiscal circumstances, we cannot predict with certainty changes in currency and interest rates, inflation or other related factors affecting our business.

Liquidity and Global Economic Conditions

The recent changes in global financial markets have not had, nor do we anticipate they will have, a significant impact on our liquidity. Due to our significant operating cash flow, financial assets, access to capital markets and available lines of credit and revolving credit agreements, we continue to believe that we have the ability to meet our financing needs for the foreseeable future. As market conditions change, we will continue to monitor our liquidity position. However, there can be no assurance that our liquidity or our results of operations will not be affected by recent and possible future changes in global financial markets and global economic conditions. Moreover, like other businesses, we face the potential effects of the global economic recession. Unprecedented market conditions including illiquid credit markets, volatile equity markets, dramatic fluctuations in foreign currency rates and economic recession could affect future results.

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

Ability to Successfully Integrate Key Acquisitions

The Company’s growth strategy includes title, imprint and business acquisitions which complement the Company’s existing businesses; the development of new products and services; designing and implementing new methods of delivering products to our customers, and organic growth of existing brands and titles.  Acquisitions may have a substantial impact on costs, revenues, cash flows, and financial position such as, the Company’s acquisition of Blackwell Publishing (Holdings) Ltd. (“Blackwell”) more fully described in Note 4 of the Notes to Consolidated Financial Statements. Acquisitions involve risks and uncertainties, including difficulties in integrating acquired operations and in realizing expected opportunities, diversions of management resources and loss of key employees, challenges with respect to operating new businesses, debt incurred in financing such acquisitions, and other unanticipated problems and liabilities.

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

Location	Purpose	Approx. Sq. Ft.	Lease Expiration

Leased
Australia	Office	26,000	2018
	Office	33,000	2020
	Office & Warehouse	93,000	2019

Canada	Office & Warehouse	87,000	2011
	Office	20,000	2010

England	Warehouse	81,000	2012
	Office	63,000	2027
	Office	17,000	2025
	Warehouse	146,000	2021

Singapore	Office & Warehouse	67,000	2011
	Office	15,000	2011

Germany	Office	19,000	2013
	Office	29,000	2011

India	Warehouse	16,000	2013

United States:
New Jersey	Corporate Headquarters	383,000	2017

New Jersey	Office & Warehouse	185,000	2020

New Jersey	Warehouse	380,000	2021

Indiana	Office	123,000	2019

California	Office	38,000	2012

Massachusetts	Office	43,000	2017

Owned
Germany	Office	58,000

England	Office	49,000
	Office	21,000

Iowa	Office & Warehouse	27,000

Item 3.    Legal Proceedings

The Company is involved in routine litigation in the ordinary course of its business.  In the opinion of management, the ultimate resolution of all pending litigation will not have a material effect upon the financial condition or results of operations of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to the Company’s security holders during the last quarter of the fiscal year ended April 30, 2009.

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

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements and information appearing on the pages indicated are filed as part of this report:

Page(s)

Management’s Discussion and Analysis of Business, Financial Condition and Results of Operations	11-38
Results by Quarter (Unaudited)	39
Quarterly Share Prices, Dividends, and Related Stockholder Matters and Issuer Purchases of Equity Securities	40
Selected Financial Data	41
Management’s Report on Internal Control over Financial Reporting	42
Reports of Independent Registered Public Accounting Firm	43-44
Consolidated Statements of Financial Position as of April 30, 2009 and 2008	45
Consolidated Statements of Income for the years ended April 30, 2009, 2008, and 2007	46
Consolidated Statements of Cash Flows for the years ended April 30, 2009, 2008, and 2007	47
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended April 30, 2009, 2008, and 2007	48
Notes to Consolidated Financial Statements	49-72
Schedule II — Valuation and Qualifying Accounts for the years ended April 30, 2009, 2008, and 2007	73

Other schedules are omitted because of the absence of conditions under which they apply or because the information required is included in the Notes to Consolidated Financial Statements.

Management’s Discussion and Analysis of Business,
Financial Condition and Results of Operations

The Company is a global publisher of print and electronic products, providing content and digital solutions to customers worldwide. Core businesses produce scientific, technical, medical and scholarly journals, encyclopedias,  books, online products and services; professional and consumer books, subscription products, training materials, online applications and websites; and educational materials, including integrated online teaching and learning resources, for undergraduate and graduate students, teachers and lifelong learners. The Company takes full advantage of its content from all three core businesses in developing and cross-marketing products to its diverse customer base of professionals, consumers, researchers, students, and educators.   The use of technology enables the Company to make its content more accessible to its customers around the world. The Company maintains publishing, marketing, and distribution centers in the United States, Canada, Europe, Asia, and Australia.

Business growth comes from a combination of title, imprint and business acquisitions which complement the Company’s existing businesses; from the development of new products and services; from designing and implementing new methods of delivering products to our customers; and from organic growth of existing brands and titles.

Core Businesses

Scientific, Technical, Medical and Scholarly (STMS):

The Company is one of the most diversified leading publishers for the scientific, technical, medical and scholarly communities worldwide, including academic, corporate, government, and public libraries; researchers; scientists; clinicians; engineers and technologists; scholarly and professional societies; and students and professors. STMS products include journals, major reference works, books and protocols. STMS publishing areas include the physical sciences and engineering, medical, social science and humanities, life sciences, technology and professional.  STMS products are sold and distributed globally, online and in print through multiple channels, including research libraries and library consortia, subscription agents, direct sales to professional society members, bookstores, online booksellers and other customers. Global STMS represented approximately 60% of total Company revenue in fiscal year 2009.  STMS’s revenue grew at a compound annual rate of 23% over the past five years, including the acquisition of Blackwell in February 2007.  The graph below presents STMS revenue by product type for fiscal year 2009:

Approximately 56% of journal subscription revenue is derived from publishing rights owned by the Company. Publishing alliances also play a major role in STMS’s success. The Company publishes the journals of prestigious societies, including the American Cancer Society, the British Journal of Surgery Society, the Federation of European Biochemical Societies, The European Molecular Biology Organization, American Anthropological Association and the German Chemical Society. Approximately 44% of journal subscription revenue is derived from publication rights which are owned by professional societies and published by the Company pursuant to long-term contract or owned jointly with a professional society. These society alliances bring mutual benefit, with the societies gaining Wiley’s publishing, marketing, sales and distribution expertise, while Wiley benefits from being affiliated with prestigious societies and their members.

STMS is a leading provider of evidence-based medicine (EBM).  The Cochrane Collaboration database, a premier source of high-quality independent evidence to inform healthcare decision-making and provides the foundation for the Company’s growing suite of EBM products designed to improve patient healthcare.  EBM facilitates the effective management of patients through clinical expertise informed by best practice evidence that is derived from medical literature.

Established commercially in 1999, the company’s web-based publishing platform, Wiley InterScience® (www.interscience.wiley.com) is a leading international resource for scientific, technical, medical and scholarly content. In June 2008, online content formerly hosted on Blackwell’s web-based platform, Synergy, was migrated to Wiley InterScience. The migration included approximately 29,000 customers, over two million licenses and nearly two million journal articles. Wiley InterScience now offers access to nearly 1,500 journals and their backfiles, over 7,000 online books and major reference works (encyclopedias and multi-volume handbooks), a selection of Current Protocols (laboratory manuals) and databases, as well as a suite of professional and management resources.

Access to Wiley InterScience is sold through licenses with institutional and corporate libraries, consortia and other academic, government and corporate customers. The Company offers a range of licensing options including customized suites of journal publications for individual customer needs as well as subscriptions for individual journal publications. Licenses are typically sold in durations of one to three years.  The Company also provides fee based access to Wiley InterScience through its Article Select and PayPerView programs which offer non-subscribed journal content, book chapters and major reference work articles.

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

In 2008, the Company introduced its open access business model, OnlineOpen. Under this open access business model, the author, the author's funding agency, or the author's institution pays a fee to ensure that an article is made available via Wiley InterScience to all non-subscribers including the general public upon publication. The article is also deposited in the funding agency's preferred repository. In return for the service fee, the Company provides its customary publishing, editing and peer review and technology services.

In 2005, the Company began a program to digitize its entire historical journal content, dating back to the 1800s.  Wiley’s digitization of legacy content is designed to improve the research pathway and ensure content discovery is as seamless and efficient as possible.  The backfile collection, which is available online through Wiley InterScience, spans two centuries of scientific research and comprise over 14 million pages – one of the largest archives of its kind issued by a single publisher. As of April 30, 2009 approximately 95% of all Wiley’s existing journal content is digitized and made available to customers.

Key Acquisitions: In February 2007, the Company acquired Blackwell Publishing (Holdings) Ltd. (“Blackwell”), a leading publisher of journals and books for the academic, research and professional markets focused on science, technology, medicine and social sciences and humanities.  Headquartered in Oxford, England, Blackwell also maintained publishing locations in the United States, Asia, Australia, Denmark and Germany.  Approximately 50% of Blackwell’s annual revenue was derived from the United States. Blackwell employed approximately 1,000 individuals worldwide with just over half located in the United Kingdom.  The acquisition of Blackwell enhanced Wiley’s global position as a provider of content and services, expanded and added diversity to the journal portfolio, increased both print and on-line advertising revenue and added more professional society relationships.

Professional/Trade:

The Company’s Professional/Trade business acquires, develops and publishes books and subscription products in all media, in the subject areas of business, technology, architecture, culinary, psychology, education, travel, consumer reference, and general interest. Products are developed for worldwide distribution through multiple channels, including major chains and online booksellers, independent bookstores, libraries, colleges and universities, warehouse clubs, corporations, direct marketing, and web sites. Global Professional/Trade publishing accounted for approximately 26% of total Company revenue in fiscal year 2009. The graph below presents P/T revenue by product type for fiscal year 2009:

Key revenue growth strategies of the Professional/Trade business include adding value to its content, developing its leading brands and franchises, and executing strategic acquisitions. Revenue for the Company’s worldwide Professional/Trade business grew at a compound annual rate of 2% over the past five years.

Publishing alliances and franchise products are central to the Company’s strategy.  The ability to bring together Wiley’s product development, sales, marketing, distribution and technological capabilities with a partner’s content and brand name recognition has been a driving factor in its success. Professional/Trade alliance partners include General Mills, the Culinary Institute of America, the American Institute of Architects, the Leader to Leader Institute, Fisher Investments, Meredith Corporation and Weight Watchers, among many others.

The Company’s Professional/Trade customers are professionals, consumers, and students worldwide.  Professional Trade brands and extensive backlists are especially well suited for online bookstores such as Amazon.com.  With their unlimited “virtual” shelf space, online retailers offer the Company’s products for longer periods of time than brick-and-mortar bookstores.

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

Higher Education:

The Company publishes educational materials in all media for two and four-year colleges and universities, for-profit career colleges and advanced placement classes as well as secondary schools in Australia. Higher Education products focus on courses in business and accounting, sciences, engineering, computer science, mathematics, social sciences, and other academic course materials for the professional technology market.

Higher Education customers include undergraduate, graduate, and advanced placement students, educators, and lifelong learners worldwide and secondary school students in Australia. Product is delivered online and in print principally through college bookstores, online booksellers, and web sites. Globally, Higher Educational generated approximately 14% of total Company revenue in fiscal year 2009.  The Company’s worldwide Higher Education revenue grew at a compound annual rate of 4% over the past five years.

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

Higher Education delivers high-quality online learning materials that offer more opportunities for customization and accommodate diverse learning styles.  A prime example is WileyPLUS, an integrated suite of teaching and learning resources. By offering an electronic version of a text along with supplementary materials, content provided by the instructor, and administrative tools, WileyPLUS supports a full range of course-oriented activities, including online-planning, presentations, study, homework, and testing. The graph below presents Higher Education revenue by product type for fiscal year 2009:

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

Key Acquisition/Collaborations: In the fiscal year 2009, the Company acquired the rights to publish a list of business and modern language textbooks from Cengage Learning. The titles provide a strong compliment to Wiley’s existing programs in business and modern language.

In fiscal year 2007, Wiley became Microsoft’s sole publishing partner worldwide for all Microsoft Official Academic Course (MOAC) materials. Microsoft and Wiley have begun publishing a co-branded series of textbook and e-learning products on several topics released under Wiley-Microsoft logos. Wiley has also assumed responsibility for the sale of existing MOAC titles.  All titles are marketed globally and available in several languages.  With Microsoft’s position as the world’s leading software company and Wiley’s global presence in higher education, the alliance is an ideal strategic fit.

In fiscal year 2003, the Company acquired the assets of Maris Technologies to support the Company’s efforts to produce web-enabled products. This acquisition included the market-leading software Edugen, which provides the underlying technology for WileyPLUS. Located in Moscow, the development facility is staffed by approximately 75 programmers and designers.

Publishing Operations

Journal Products:

The Company now publishes about 1,500 Scientific, Technical, Medical, Scholarly and 60 Professional/Trade journals. Journal subscription revenue and other related publishing income, such as advertising, backfile sales, the sale of publishing rights, and reprints accounted for approximately 51% of the Company’s fiscal year 2009 revenue.  The journal portfolio includes titles owned by the Company, in which case they may or may not be sponsored by a professional society, titles owned jointly with a professional society and titles owned by such societies and published by the Company pursuant to long-term contract.

Societies that sponsor or own such journals generally receive a royalty and/or other consideration.  The Company usually enters into agreements with outside independent editors of journals that state the duties of the editors, and the fees and expenses for their services.  Contributors of journal articles transfer publication rights to the Company or a professional society, as applicable.  Journal articles may be based on funded research through government or charitable grants.  In certain cases the terms of the grant may require the grantholder to make articles (either the published version or an earlier unedited version) available free of charge to the public, typically after an embargo period.  The Company provides various services, some for a fee, to enable the grantholder to comply.

The Company sells journal subscriptions directly through sales representatives; indirectly through subscription agents; through promotional campaigns; and memberships in professional societies for those journals that are sponsored by societies.  Journal subscriptions are primarily licensed through contracts for on-line content delivered through the Company’s web-based platform, Wiley InterScience.  Contracts are negotiated by the Company directly with customers or their subscription agents.  Licenses range from one to three years in duration and typically cover calendar years.  Early in calendar year 2008, the Company announced its plan for a combined enhanced and rebranded online platform to support the Scientific, Technical, Medical and Scholarly business.  The first phase was available to all customers beginning in July 2008.  The final enhancements are expected to be completed in fiscal year 2010.

Printed journals are generally mailed to subscribers directly from independent printers.  The Company does not own or manage printing facilities. The print journal content is also available online. Subscription revenue is generally collected in advance, and is deferred and recognized as earned when the related issue is shipped or made available online, or over the term of the subscription as services are rendered.

Book Products:

Book products and book related publishing revenue, such as advertising revenue and the sale of publishing rights, accounted for approximately 49% of the Company’s fiscal year 2009 revenue.  Materials for book publications are obtained from authors throughout most of the world through the efforts of an editorial staff, outside editorial advisors, and advisory boards. Most materials originate with their authors, or as a result of suggestion or solicitations by editors and advisors. The Company enters into agreements with authors that state the terms and conditions under which the materials will be published, the name in which the copyright will be registered, the basis for any royalties, and other matters.  Most of the authors are compensated by royalties, which vary with the nature of the product and its anticipated potential profitability. The Company may make advance payments against future royalties to authors of certain publications.  Royalty advances are reviewed for recoverability and a reserve for loss is maintained, if appropriate.

The Company continues to add new titles, revise existing titles, and discontinue the sale of others in the normal course of its business, also creating adaptations of original content for specific markets fulfilling customer demand. The Company’s general practice is to revise its textbooks every three to five years, if warranted, and to revise other titles as appropriate.  Subscription-based products are updated more frequently on a regular schedule. Approximately 32% of the Company’s fiscal year 2009 U.S. book-publishing revenue was from titles published or revised in the current fiscal year.

Professional and consumer books are sold to bookstores and online booksellers serving the general public; wholesalers who supply such bookstores; warehouse clubs; college bookstores for their non-textbook requirements; individual practitioners; and research institutions, libraries (including public, professional, academic, and other special libraries), industrial organizations, and government agencies.  The Company employs sales representatives who call upon independent bookstores, national and regional chain bookstores and wholesalers.  Trade sales to bookstores and wholesalers are generally made on a returnable basis with certain restrictions. The Company provides for estimated future returns on sales made during the year principally based on historical return experience and current market trends. Sales of professional and consumer books also result from direct mail campaigns, telemarketing, online access, and advertising and reviews in periodicals.

Adopted textbooks, related supplementary material, and online products such as WileyPLUS, are sold primarily to bookstores, including online bookstores, serving educational institutions.  The Company employs sales representatives who call on faculty responsible for selecting books to be used in courses, and on the bookstores that serve such institutions and their students.  Textbook sales are generally made on a fully returnable basis with certain restrictions.  The textbook business is seasonal, with the majority of textbook sales occurring during the June through August and November through January periods.  There is an active used textbook market, which adversely affects the sales of new textbooks.

Like most other publishers, the Company generally contracts with independent printers and binderies for their services. The Company purchases its paper from independent suppliers and printers. The fiscal year 2009 weighted average U.S. paper prices increased approximately 4% over fiscal year 2008.  Approximately 58% of Company paper inventory is held in the United States. Management believes that adequate printing and binding facilities, and sources of paper and other required materials are available to it, and that it is not dependent upon any single supplier.   Printed book products are distributed from both Company-operated warehouses and independent distributors.

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

Global Operations

The Company’s publications are sold throughout most of the world through operations located in Europe, Canada, Australia, Asia, and the United States.  All operations market their indigenous publications, as well as publications produced by other parts of the Company. The Company also markets publications through agents as well as sales representatives in countries not served by the Company.  John Wiley & Sons International Rights, Inc. sells reprint and translations rights worldwide. The Company publishes or licenses others to publish its products, which are distributed throughout the world in many languages.  Approximately 50% of the Company’s fiscal year 2009 revenue was derived from non-U.S. markets.

The global nature of the Company’s business creates an exposure to foreign currency fluctuations relative to the U.S dollar. Each of the Company’s geographic locations sell products worldwide in multiple currencies. Revenue and deferred revenue, although billed in multiple currencies are accounted for in the local currency of the selling location. Fiscal year 2009 revenue was recognized in the following currencies: approximately 56% U.S dollar; 28% British pound sterling; 8% Euro and 8% other currencies.

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

The Company is in the top rank of publishers of scientific, technical, medical and scholarly journals worldwide,  a leading commercial research chemistry publisher; the leading society journal publisher; one of the leading publishers of university and college textbooks and related materials for the “hardside” disciplines, (i.e. sciences, engineering, and mathematics), and a leading publisher in its targeted professional/trade markets. The Company knows of no reliable industry statistics that would enable it to determine its share of the various international markets in which it operates.

Performance Measurements

The Company measures its performance based upon revenue, operating income, earnings per share and cash flow, excluding unusual or one-time events, and considering worldwide and regional economic and market conditions.   The Company evaluates market share statistics for publishing programs in each of its businesses.  STMS uses various reports to monitor competitor performance and industry financial metrics.  Specifically for STMS journal titles, the ISI Impact Factor, published by the Institute for Scientific Information, is used as a key metric of a journal titles influence in scientific publishing.  For Professional/Trade, market share statistics published by BOOKSCAN, a statistical clearinghouse for book industry point of sale data in the United States, are used. The statistics include survey data from all major retail outlets, online booksellers, mass merchandisers, small chain and independent retail outlets.  For Higher Education, the Company subscribes to Management Practices Inc., which publishes customized comparative sales reports.

Results of Operations

Fiscal Year 2009 Summary Results

Revenue for fiscal year 2009 decreased 4% to $1,611.4 million.  Excluding the unfavorable impact of foreign exchange revenue increased 3%.  Growth in STMS journals, including an acquisition accounting adjustment that reduced prior year STMS revenue by approximately $16.7 million, and growth in Higher Education were partially offset by a decline in P/T revenue due to weak market conditions.

Gross profit margin in fiscal year 2009 of 68.0% was 0.2% lower than the prior year as lower P/T sales volume and higher inventory obsolescence and royalty advance provisions were partially offset by favorable product mix and lower production costs in Higher Education.  Operating and administrative expenses for fiscal year 2009 of $839.6 million were 4% lower than the prior year, or increased 1% excluding the favorable impact of foreign exchange.  Lower accrued incentive compensation expense and marketing and advertising cost containment programs were more than offset by annual merit increases; higher editorial and distribution costs to support new Higher Education and STMS titles; and higher occupancy, facilities and depreciation costs related to business expansion.

Operating income for fiscal year 2009 decreased 3% to $218.5 million, or improved 11% excluding the unfavorable impact of foreign exchange.  The improvement excluding foreign exchange was mainly due to revenue growth, including the acquisition accounting adjustment last year.  Interest expense decreased $18.3 million to $48.4 million.  Lower interest rates contributed approximately $10.8 million towards the improvement, while lower average outstanding debt contributed approximately $7.5 million. Interest income and other increased $0.3 million to $6.2 million principally due to a $4.6 million ($0.08 per diluted share) non-recurring insurance receipt received in the first quarter of fiscal year 2009, partially offset by higher interest income in the prior year. Losses on foreign currency transactions for fiscal year 2009 and 2008 were $11.8 million and $2.9 million, respectively.  The increase in foreign currency transaction losses was mainly due to the strengthening of the U.S. dollar against the British pound sterling on intercompany payables and U.S. dollar third party debt outstanding in the U.K.

The effective tax rates for fiscal years 2009 and 2008 were 22.0% and 8.7%, respectively.  During fiscal year 2008, the Company recorded an $18.7 million tax benefit associated with new tax legislation enacted in the United Kingdom (UK) and Germany that reduced the corporate income tax rates from approximately 30% to 28% and 39% to 29%, respectively.  The benefits recognized by the Company reflect the adjustments required to restate all applicable deferred tax balances at the new income tax rates.  The new tax rates were effective in Germany as of May 1, 2007 and in the UK as of April 1, 2008.  The effective tax rate for fiscal year 2009 was 22.0% compared to 20.2% for fiscal year 2008, excluding the deferred tax benefits described above. The increase was mainly due to lower foreign tax benefits.

Earnings per diluted share and net income for fiscal year 2009 were $2.15 and $128.3 million, respectively.  Reported earnings per diluted share and net income for fiscal year 2008 were $2.49 and $147.5 million, respectively.  Adjusted to exclude the non-cash deferred tax benefits described above, earnings per diluted share and net income for fiscal year 2008 were $2.17 and $128.9 million, respectively.  See Non-GAAP Financial Measures described below. Excluding the deferred tax benefits and the effect of foreign exchange transaction and translation losses of approximately $0.50 per share, earnings per share increased 22% to $2.15 per share.

Non-GAAP Financial Measures:  The Company’s management internally evaluates its operating performance excluding unusual and/or nonrecurring events. The Company believes excluding such events provides a more effective and comparable measure of current and future performance. We also believe that excluding the effects of the following tax benefits provides a more balances view of the underlying dynamics of our business.

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

Since adjusted net income and adjusted earnings per share are not measures calculated in accordance with US GAAP, they should not be considered as a substitute for other US GAAP measures, including net income and earnings per share as indicators of operating performance. Accordingly, adjusted net income and adjusted earnings per diluted share are reconciled below to net income and earnings per share on a US GAAP basis, for fiscal years 2009 and 2008.

Reconciliation of Non-GAAP Financial Disclosure

	For the Years Ended April 30,

Net Income (in thousands)	2009	2008

As Reported	$128,258	$147,536

Deferred Tax Benefit on Changes in Statutory Rates	-	(18,663)

Adjusted	$128,258	$128,873

	For the Years Ended April 30,

Earnings per Diluted Share	2009	2008

As Reported	$2.15	$2.49

Deferred Tax Benefit on Changes in Statutory Rates	-	(0.31)

Adjusted	$2.15	$2.17

Fiscal Year 2009 Segment Results

In connection with the integration of Blackwell Publishing Ltd. (“Blackwell”), we have conformed the classification of certain accounts in our Statements of Income and segment reporting and realigned certain product lines in our segment reporting to correspond with management responsibility.  In addition, the Company reclassified foreign exchange transaction gains and losses, previously reported as a component of direct contribution to profit to a separate distinguishable line below operating income.  All prior year periods have been restated for comparability.  These changes had no impact on Wiley’s consolidated revenue, net income or earnings per share.

During fiscal year 2008, the Company began developing a global organizational management structure encompassing Wiley’s three core businesses (Scientific, Technical, Medical and Scholarly; Professional/Trade and Higher Education).  The global organizational structure will enhance the Company’s ability to leverage content, services and capabilities around the world to better serve authors, society partners and customers.  During the first quarter of fiscal year 2009, the transition of all operational and financial systems necessary to support a global organization was finalized.  As a result of this process, in the first quarter of fiscal year 2009 the Company began reporting its financial results for the three global businesses as separate business segments and separately reported financial data for shared service functions which are centrally managed for the benefit of all the global business segments. Prior year segment data has been restated for comparability.

Scientific, Technical, Medical and Scholarly (STMS):
				% change
Dollars in thousands	2009	2008	% change	w/o FX
Revenue	$969,184	$975,797	(1%)	9%
Direct Contribution	$399,156	$384,170	4%	14%
Contribution Margin	41.2%	39.4%

Global STMS revenue for fiscal year 2009 of $969.2 million declined 1% from prior year mainly due to unfavorable foreign exchange. Excluding the unfavorable impact of foreign exchange revenue increased 9%.  Increased revenue from journal subscription renewals, new business, price increases, global rights and STMS books was partially offset by lower sales of backfiles, reprints and custom publishing.  Also contributing to the increase in journal subscriptions was a $16.7 million acquisition accounting adjustment related to Blackwell that reduced revenue in the prior year.  This adjustment contributed 2% to revenue growth excluding foreign exchange.

Direct contribution to profit for fiscal year 2009 grew 4% from prior year to $399.2 million, or 14% excluding the unfavorable effect of foreign exchange.  Direct contribution margin improved 180 basis points to 41.2%, or 41.1% excluding the unfavorable impact of foreign exchange, mainly due to the prior year acquisition accounting adjustment, a $2.0 million bad debt recovery and cost containment efforts, partially offset by higher performance compensation and other employment costs and editorial costs due to the addition of more society journals.  Margins on professional society journals are lower than margins earned on Company owned journals.

STMS Journals
Journal revenue grew 8% excluding unfavorable foreign exchange and the prior year acquisition accounting adjustment related to Blackwell. All regions exhibited journal sales growth, excluding unfavorable foreign exchange.  The performance is mainly attributed to renewals, new business, price increases and the acquisition accounting adjustment in fiscal year 2008.  Subscription and pay-per-view revenue was up year-over-year, while backfile revenue fell due to the economic climate, particularly in the US.

Society Journal Activity
•	32 New signings
•	87 Renewed/extended contracts
•	9 Contracts not renewed

Key New Agreements
•	A new journal launch for 2010 – the Journal of Research Synthesis Methods in association with the Society for Research Synthesis Methodology
•	Family and Consumer Science Research on behalf of the American Association of Family and Consumer Sciences
•	Design Management Review and Design Management Journal with the Design Management Institute
•	The Institute of Development Studies at the University of Sussex, one of Europe’s leading research institutions. The journal, IDS Bulletin, was previously self-published.
•	The Economic Society of Australia for Economic Papers.
•	Asian Journal of Endoscopic Surgery.

Key Journal Renewals
•	Economic Journal and Econometrics Journal (Royal Economic Society)
•	Journal of Accounting Research (Institute of Professional Accounting at the University of Chicago Booth School of Business)
•	Cancer Science (Japanese Cancer Association)
•	ANZ Journal of Surgery (Royal Australasian College of Surgeons)
•	International Journal of Urology (Japanese Urological Association)
•	Journal of Neuroendocrinology (European Neuroendocrine Association, the British Society for Neuroendocrinology and the International Neuroendocrine Federation)
•	Therapeutic Aphaeresis and Dialysis (International Society for Aphaeresis, The Japanese Society for Aphaeresis and The Japanese Society for Dialysis Therapy)
•	Journal of Philosophy of Education (Philosophy of Education Society of Great Britain)

Journal Licenses
Journal licenses, which represent approximately 60% of fiscal year 2009 journal subscription revenue, provide academic, government and corporate customers with online access to multiple journals. During fiscal year 2009, agreements were signed or renewed with universities, library consortia and government agencies in the US, Norway, Japan, China, Brazil, Canada, Greece, Chile, Denmark and India.

STMS Books and References
Book sales and other related income, which account for approximately 17% of fiscal year 2009 STMS revenue, were up 5% excluding unfavorable foreign exchange. The total number of books published increased slightly.  Online book sales rose approximately 20% to $10 million. During the fiscal year, Wiley acquired the Arnold statistics book program from Hodder Education.  The acquisition, which includes over 50 titles, complements areas of strength in Wiley’s statistics program, while providing growth opportunities.

Wiley InterScience
Wiley achieved an important milestone in the early part of fiscal year 2009 by migrating online journal content, customers and access licenses from Blackwell’s Synergy platform to Wiley InterScience.  The migration included approximately 29,000 customers, over two million licenses and nearly two million journal articles.

Professional/Trade (P/T):
				% change
Dollars in thousands	2009	2008	% change	w/o FX
Revenue	$412,674	$471,785	(13%)	(10%)
Direct Contribution	$94,620	$136,619	(31%)	(27%)
Contribution Margin	22.9%	29.0%

Global P/T revenue for fiscal year 2009 decreased 13% to $412.7 million, or 10% excluding the unfavorable impact of foreign exchange.  The decline in revenue was due to a weak retail environment particularly in the U.S., partially offset by modest growth in the European and Canadian markets.  Also affecting the comparison to last year was the termination of a publishing agreement in the culinary/hospitality publishing program.

Direct contribution to profit decreased 31% to $94.6 million, or 27% excluding the unfavorable impact of foreign exchange.  Direct contribution margin declined 610 basis points to 22.9%, or 540 basis points excluding the unfavorable impact of foreign exchange.  The decline reflects lower sales volume, higher inventory obsolescence and royalty advance provisions and a $2.0 million bad debt recovery in the prior year, partially offset by cost containment efforts in advertising, sales and marketing and lower accrued incentive compensation.

Notable Alliances
•
GMAC/Official Guide to the GMAT:  Wiley became the official publisher of the Graduate Management Admission Test® (GMAT®) study guides in October 2008.  In March, the 12th edition of the top-selling Official Guide for GMAT Review was released worldwide.  It will be followed by The Official Guide for GMAT Verbal Review and The Official Guide for GMAT Quantitative.

•
Meredith: In March 2009, as part of its multi-year agreement, Wiley began publishing Better Homes and Garden book titles and other brands such as Family Circle, as well as Food Network TV, Sandra Lee, Rocco DiSpirito and Tyler Florence.

•	Kindle (Amazon): Currently, Wiley has over 9,000 P/T books available on the Kindle 2.
•
General Mills:  Wiley and General Mills signed an agreement to renew their publishing partnership.  Under the agreement, Wiley will continue to publish the flagship Betty Crocker “Big Red” cookbook and other cookbooks under the Betty Crocker, Pillsbury and other General Mills brands.

•
Vancouver Olympic Organizing Committee:  Wiley Canada entered into an agreement with VANOC, becoming the official publication partner of the 2010 Winter Olympic and Paralympics Games in Vancouver/Whistler.  In close cooperation with VANOC, Wiley will produce commemorative books, games reports, and custom publications.

Online Initiatives
•
For the fiscal year, Frommers.com maintained its top position in website traffic by posting 137 million page views and nearly 29 million visits.  The results were lower than last year due to the economy.

•
Launched in November 2008, the new Dummies.com generated a total of 29 million page views by fiscal year-end, a 23% increase over prior year.  Eleven million unique visitors represented a 21% increase.  Users are spending 17% more time on content pages.  The site now includes 25 topic areas with 250+ pieces of content in each, 950 fully illustrated step-by-step articles, 6,610 articles, and 265 videos.

•	CliffsNotes.com recorded year-on-year increases of 5% in page views and 21% in unique visitors.

Notable New Titles
Business:
•	Lee Bolman: Reframing Organizations, Fourth Edition
•	Jim Kouzes and Barry Posner: Leadership Challenge, Fourth Edition
•	GAAP 2009
•	CPA Exam Set, Thirty-fifth edition, Volumes 1 and 2
•	Mary Kay Ash: Mary Kay Way
•	Patrick Lencioni: Three Big Questions for A Frantic Family
Finance:
•	JK Lasser, Year In Taxes 2009
•	Fischer: Ten Road to Riches
•	John Bogle: Enough
•	Peter Schiff: Little Book of Bull Moves in Bear Markets
•	Martin Weiss: Depression Survival Guide
•	Addison Wiggin: I.O.U.S.A.: One Nation. Under Stress. In Debt
Psychology:
•	Lenore Skenazy: Free Range Kids: Giving Our Children the Freedom We had without Going Nuts with Worry
•	Michael Gurian: The Purpose of Boys: Helping Our Sons Find Meaning, Significance and Direction in Their Lives
•	Gary Groth-Marnat: Handbook of Psychological Assessment, Fifth Edition
•	Richard Lerner: Handbook of Adolescent Psychology, Third Edition

Consumer:
•	Weight Watchers in 20 Minutes
•	Mark Bittman: How to Cook Everything, Second Edition
•	Bob Sehlinger: Unofficial Guide to Walt Disney World 2009
•	GMAC: The Official Guide to the GMAT, Twelfth Edition
•	Jack Cafferty: Now Or Never: Getting Down To Business of Saving Our American Dream
•	Alan Rubin: Diabetes for Dummies
•	Paul McFedries: iPhone 3G Portable Genius
Architecture:
•	Edward Allen: Fundamentals of Building Construction, Fifth Edition
•	Wiley CPE (Continuing Professional Education, a web-based online continuing education system)

Higher Education (HE):
				% change
Dollars in thousands	2009	2008	% change	w/o FX
Revenue	$229,532	$226,152	1%	6%
Direct Contribution	$61,677	$68,270	(10%)	(3%)
Contribution Margin	26.9%	30.2%

Global HE revenue for fiscal year 2009 grew 1% from the prior year period, or 6% excluding the unfavorable impact of foreign exchange.  Revenue growth occurred in every region and in nearly every subject category.  Contributing to these results were a strong frontlist; approximately $6.6 million of revenue from recently acquired titles; solid growth from the Microsoft publishing agreement; and the continued success of WileyPLUS.

Direct contribution to profit decreased 10% to $61.7 million, or 3% excluding the unfavorable impact of foreign exchange.  Direct contribution margin declined 330 basis points to 26.9%, or 260 basis points excluding the unfavorable impact of foreign exchange.  The decline reflects prior year cost containment efforts which significantly curtailed expenditures in fiscal year 2008, higher accrued incentive compensation expense and increased marketing, advertising and content development costs to support the large frontlist.

WileyPLUS
•	Now accounts for 9% of global HE revenue
•	Global full year billings increased 38%
•	Digital-only sales grew 70%
•	Validation/usage rates increased
•	WileyPLUS sales outside the US represent 15% of the total

Notable Alliances
•	Microsoft Official Academic Course (MOAC) revenue was up 16% over prior year.
•
Wiley is partnering with American Hospitality Training Institute, an online provider of hospitality training for students outside the US interested in working for US hotels and resorts.  Twenty-one classes utilizing content from Barrows/Introduction to Management in the Hospitality Industry 9e will begin in June, 2009.

•
Wiley and Learning House agreed to create highly integrative online courses based on Wiley textbooks.  The courses will be bundled with the book.  We received approval for a licensing agreement for two pilot courses in world regional geography and Spanish 1. Learning House is an online education solutions partner helping small colleges and universities offer and manage their online degree programs.

•	Wiley expanded its alliance with Amazon to offer select Wiley textbooks for sale through the Kindle DX. Books are set to go live on the Kindle Store in the summer of 2009.

Acquisitions
•	In August 2008, Wiley acquired business and modern language textbooks from Cengage Learning and mathematics and statistics textbooks from Key College Publishing.
•	These acquisitions contributed approximately $6.6 million of revenue in fiscal year 2009, exceeding expectations.

Custom Publishing
•
Wiley Custom Select was successfully launched in the fourth quarter.  Wiley Custom Select is a custom textbook system that allows instructors to "build" customized higher education course materials that fit their pedagogical needs, enabling users to easily find the content, personalize the material and format, and submit the order.  In fiscal year 2009, custom sales increased approximately 25%.

Shared Service and Administrative Costs

Shared services and administrative costs for fiscal year 2009 decreased 7% to $337.0 million, or 2% excluding the favorable impact of foreign exchange.  The improvement reflects lower accrued incentive compensation expense and lower integration costs, partially offset by planned salary merit increases, higher distribution costs due to increased journal shipping and handling and higher occupancy, facilities and depreciation costs related to business expansion.

Results of Operations

Fiscal Year 2008 Summary Results

Revenue for fiscal year 2008 increased 36% to $1,673.7 million, or 33% excluding the favorable impact of foreign exchange.  Blackwell Publishing Ltd. (“Blackwell”), which was acquired on February 2, 2007, contributed $379.4 million to the revenue growth, increasing from $105.8 million in fiscal year 2007 to $485.2 million in fiscal year 2008. Blackwell is a leading publisher of journals and books for the STMS business. Excluding Blackwell, revenue grew 5% to $1,188.5 million, or 3% excluding the favorable impact of foreign exchange. Strong revenue growth in Europe and Asia was tempered by moderate growth in the U.S. markets.

Gross profit margin in fiscal year 2008 of 68.2% was essentially the same as in the prior year.  Operating and administrative expenses for fiscal year 2008 increased 33% to $876.6 million, including $183.8 million of incremental operating expenses for Blackwell. Included in Blackwell operating and administrative expenses are approximately $21 million of costs related to the transition and integration of Blackwell. Operating and administrative expenses for fiscal year 2008 increased 3%, excluding Blackwell and the unfavorable impact of foreign exchange.  The increase was mainly due to higher planned employment and other costs to support business growth; increased editorial and production associated with new journals; and costs associated with the development of indigenous publishing programs.  The Company recorded a $4.4 million bad debt provision in fiscal year 2007 related to the bankruptcy of Advanced Marketing Services and a $1.9 million recovery of that bad debt in the current fiscal year.  Amortization of intangibles increased $18.3 million, principally due to the Blackwell acquisition.

Operating income improved 39% to $225.2 million in fiscal year 2008, including incremental operating income of $60.3 million related to Blackwell, which increased from $6.7 million in fiscal year 2007 to $67.0 million in fiscal year 2008.  Excluding Blackwell, operating income improved 2% to $158.2 million, or 1% excluding the favorable impact of foreign exchange.  Revenue growth was partially offset by higher planned operating expenses.  Interest expense increased $40.6 million to $66.7 million, mainly due to finance costs associated with the Blackwell acquisition.  Losses on foreign currency transactions for fiscal years 2008 and 2007 were $2.9 million and $0.2 million, respectively.

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

In connection with the integration of Blackwell Publishing Ltd. (“Blackwell”), the Company conformed the classification of certain accounts in the Statements of Income and Segment Reporting and realigned certain product lines in our segment reporting to correspond with management responsibility.  In addition, the Company reclassified foreign exchange transaction gains and losses previously reported as a component of direct contribution to profit to a separate distinguishable line below operating income.  All prior year periods have been restated for comparability.  These changes had no impact on Wiley’s consolidated revenue, net income or earnings per share.

Scientific, Technical, Medical and Scholarly (STMS):

Dollars in thousands	2008	2007	% change
Revenue	$975,797	$562,675	73%
Direct Contribution	$384,170	$240,446	60%
Contribution Margin	39.4%	42.7%

Global STMS revenue for fiscal year 2008 grew 73% over prior year to $975.8 million, or 71% excluding the favorable impact of foreign exchange.  Revenue growth includes Blackwell’s operating results since February 2, 2007, the date of the acquisition. Blackwell revenue for fiscal years 2008 and 2007 was $485.2 million and $105.8 million, respectively.  Global STMS revenue advanced 4% for the full year, excluding Blackwell and favorable foreign exchange.  Revenue growth was mainly attributable to solid global journal subscription growth and book growth in Asia.

Direct contribution to profit for fiscal year 2008 increased 60% over fiscal year 2007 to $384.2 million.  Blackwell direct contribution to profit was $174.1 million and $29.1 million for fiscal years 2008 and 2007, respectively. Included in Blackwell operating and administrative expenses are approximately $21 million of transition and integration related costs.   Global STMS direct contribution to profit excluding Blackwell was $210.1 million. Excluding favorable foreign exchange and Blackwell, direct contribution to profit was flat with the prior year as revenue growth was offset by increased production costs associated with new journal titles, higher marketing costs and consulting fees.

Over the course of the year, the Company added 65 society journals, renewed or extended 74 journals, and lost only 3 journals to competitors. In the fourth quarter, the American Cancer Society (ACS) selected the Company to publish CA, beginning in January 2009. Wiley and the ACS already collaborate on Cancer and Cancer Cytopathology.  Wiley was also chosen by the Triological Society to publish The Laryngoscope, a venerable journal first published in 1896, and the Society of Plastics Engineers, to publish Plastics Engineering, a news magazine delivering the latest information for the global market in machinery, materials, plastics processing and all matters relating to the plastics industry.

During the fiscal year, Wiley signed agreements with the Society for Science and the Public to electronically distribute its news magazine, Science News, and to designate the Wiley-published journal, Statistical Analysis and Data Mining, as “an official journal of the American Statistical Association (ASA),” The ASA will also collaborate with Wiley on the editorial direction, strategy and process for this new cross-disciplinary publication.   Wiley reached an agreement to publish the quarterly Canadian Journal of Statistics in fiscal year 2009 on behalf of the Statistical Society of Canada.  These two agreements reinforce the Company’s leadership in statistics publishing.

The Scandinavian Plant Physiology Society renewed the publishing agreement for one of its key plant science journals, Physiologia Plantarum. A new agreement was signed for Economic Geography, the leading journal in its field.  The Australian Anthropological Society chose STMS as publisher of the Australian Journal of Anthropology.   The Certified Public Accountants of Australia selected STMS to publish Australian Accounting Review.  STMS entered into a collaborative agreement with the Association for the Study of Ethnicity and Nationalism to publish, Studies in Ethnicity and Nationalism and Nations and Nationalism.

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

STMS published a new edition of the Five Minute Veterinary Consult as a workflow tool on Personal Digital Assistants (PDAs).  This best-selling reference book is now delivered to the point of care, providing veterinarians in the field with easy access to medical data.  The service provides for instant information on diagnostic signs, causes of the disease, treatment protocols, medicines and dosage.

Several STMS publications were highlighted by the media and honored with awards during the year.  The British Medical Association recognized eleven STMS publications with book awards and the Association of American Publishers Professional and Scholarly Publishing Awards for Excellence named Mind, Brain, and Education as the “Best New Journal in 2007.”  Blackwell Reference Online, which was enhanced by the addition of many new titles during the year, was cited by Choice as “an outstanding academic resource.”

The Hospitalist, which STMS publishes with the Society of Hospital Medicine (SHM), received two awards from the American Society of Healthcare Publication Editors: Bronze for Best Custom Publication and Gold for Best Regular Staff-Written column.  Earlier in the year, in conjunction with SHM, Wiley launched "Wachter's World," a blog written by Dr. Robert M. Wachter, which addresses current issues in hospital care and inpatient medicine.  Dr. Wachter is co-founder of SHM.

In Asia, fiscal year 2008 offered the first glimpse of the powerful combination of Blackwell and Wiley.  The efforts undertaken to build Wiley’s newest STMS publishing center in Asia, while consolidating Wiley and Blackwell operations, produced strong book revenue growth, especially in Southeast Asia, China, and India. The Microscopy & Analysis Directory 2008 published during the fourth quarter to strong response.  The Directory is primarily a print product with an online counterpart.  In addition, two new major reference works were launched on Wiley InterScience, following their print publication earlier in the year:  Handbook of Biosensors and Biochips by Robert S. Marks and Encyclopedia of Statistics in Quality and Reliability by Fabrizio Ruggeri, Ron S. Kennett and Frederick W. Faltin.

During the year, Wiley signed an agreement with the Novartis Foundation to digitize the Ciba Foundation series from its beginning in 1953 up to 1986 when Wiley became the Foundation’s publisher.  The collection will only be available electronically as a complete set or as separate volumes with individual chapters downloadable from Wiley InterScience.

Professional/Trade (P/T):

Dollars in thousands	2008	2007	% change
Revenue	$471,785	$456,820	3%
Direct Contribution	$136,619	$127,841	7%
Contribution Margin	29.0%	28.0%

Global P/T revenue for fiscal year 2008 advanced 3% to $471.8 million from $456.8 million in the previous year, or 2% excluding the favorable impact of foreign exchange.  Revenue was adversely affected by sluggish market conditions, tight inventory management by some key accounts late in the fiscal year and higher sales returns.  Growth during the year was principally in business, psychology, technology and general interest programs and the sale of rights and brand licensing.  Revenue from indigenous Dummies titles in Europe also contributed to the growth.

Direct contribution to profit for fiscal year 2008 improved 7% to $136.6 million, or 5% excluding favorable foreign exchange.   The improvement for the year was principally due to the favorable year-on-year effect of a $4.4 million bad debt provision recorded in fiscal year 2007 related to the bankruptcy of Advanced Marketing Services and an approximate $2.0 million recovery of that bad debt in the current fiscal year. In addition, the effect of lower variable incentive compensation on direct contribution margin was partially offset by higher inventory obsolescence provisions.

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

New timely P/T environmental titles, Green Building and Remodeling for Dummies, Green Living for Dummies and Solar Power Your Home for Dummies, sold well during the year. Previously published titles continued to sell well throughout the year, including Weight Watchers New Complete Cookbook and Weight Watchers All-Time Favorites, along with Mark Bittman’s, How to Cook Everything Vegetarian.  The Kouzes/Posner Leadership Challenge and Patrick Lencioni’s suite of leadership titles had strong years. Books featured on major bestseller lists included Five Dysfunctions of a Team by Patrick Lencioni; Ready, Fire, Aim: Zero to $100 Million in No Time Flat by Michael Masterson; J.K. Lasser’s Your Income Tax 2009; Staring at the Sun: Overcoming the Terror of Death by Irvin D. Yalom; How: Why How We Do Anything Means Everything...in Business (and in Life) by Dov Seidman; and Swim against the Current: Even a Dead Fish Can Go With the Flow by Jim Hightower.

Several P/T books received considerable media and customer attention during the year, including: Fred Kaplan’s Daydream Believers: How a Few Grand Ideas Wrecked American Power, which was reviewed prominently in the New York Times’s Arts Section, on National Public Radio, MSNBC and in regional media.  Swim against the Current: Even a Dead Fish Can Go with the Flow by Jim Hightower received national radio and newspaper attention.  Mark Bittman’s How to Cook Everything Vegetarian continued to garner national media attention, supported by the author’s regular appearances on the Today Show, the launch of his own New York Times blog, “Bitten,” and a column in Men’s Health magazine.  Pauline Frommer continued to provide expert opinion in local and national media as an authority on budget travel.

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

In fiscal year 2008 Wiley signed a contract with NYSE-Euronext to publish a series of introductory trading titles.  Fiscal year 2008 was a strong year for P/T digital initiatives, including the launch of the Webster’s New World Web site and JKLasser.com.  Frommers.com included its first sponsored microsite, Family Vacations with Sheraton Hotels, as well as a custom site for Rail Europe, and a blog by Arthur Frommer, featuring travel resources, tips, travel bargains, message boards and current events.

In Europe, P/T had a solid year with indigenous For Dummies titles and P/T English language products contributing to the results.  U.K. travel guides accelerated the global expansion of the Frommer’s brand outside North America.  During the year, P/T continued to diversify into corporate sales, custom publishing and travel in Europe, thereby opening new revenue streams.  Centre and in Second Life, the three-dimensional online virtual world.

In fiscal year 2008, P/T was strong across most territories in Asia with frontlist performing well in a buoyant retail market.  Sell-through was strong in all categories with business and finance leading the way, but with technology following close behind.  Corporate sales, custom publishing, and translation licensing, involving titles such as The Future and Me: Power of Youth Market in Asia by MasterCard; A Guide to Asian High Yield Bonds: Financing Growth Enterprises by Florian Schmidt and Adam Harper, The Holy Grail of Macro Economics: Lessons from Japan's Great Recession by Richard Koo and Hot Commodities: How Anyone Can Invest Profitably in the World's Best Market by Jim Rogers, also drove growth.

Higher Education:

Dollars in thousands	2008	2007	% change
Revenue	$226,152	$215,146	5%
Direct Contribution	$68,270	$62,996	8%
Contribution Margin	30.2%	29.3%

Global Higher Education revenue increased 5% in fiscal year 2008 to $226.2 million, or 2% excluding the favorable impact of foreign exchange.  Solid performances by the science and business/accounting programs; sales of Microsoft Official Academic Course titles; the sale of translation rights and reprints and growth in the Canadian indigenous publishing program were offset by backlist attrition in mathematics, engineering and the social sciences.

Direct contribution to profit for fiscal year 2008 advanced 8% to $68.3 million, or 3% excluding the favorable impact of foreign exchange.  Excluding the favorable impact of foreign exchange, direct contribution margin improved 41 basis points to 29.7% mainly due to revenue growth and prudent expense management partially offset by product mix.

WileyPLUS delivered strong results in fiscal year 2008 with sales increasing 35% over prior year, and digital-only sales nearly doubling.  Student usage around the world continued to climb sharply, with registered users increasing 10% in the U.S. and more than doubling outside the U.S.  Seventeen percent of WileyPLUS’ user base is located outside the U.S. WileyPLUS gained traction throughout the year, especially in the Middle East, where a new adoption was won earlier this year in Saudi Arabia.  A successful class test was conducted in China in the fourth quarter. WileyPLUS ended the year with a milestone achievement, the validation of the 500,000th student user in April.

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

Key revisions published in fiscal year 2008 include Psychology, 5th edition, by Robin M. Kowalski and Drew Westen; Introduction to Finance: Markets, Investments, and Financial Management, 13th edition, by Ronald W. Melicher and Edgar A. Norton; Educational Psychology: Reflection for Action, 2nd edition, by Angela O'Donnell, Johnmarshall Reeve, and Jeffrey Smith; Financial Accounting in an Economic Context, 7th edition, by Jamie Pratt; Foundations of Multinational Financial Management, 6th edition, by Alan C. Shapiro and Atulya Sarin; Chemistry: Structure and Dynamics, 4th edition, by James N. Spencer, George M. Bodner and Lyman H. Rickard; and Principles of Anatomy and Physiology, 12th edition, by Gerard J. Tortora and Bryan H. Derrickson.

Organizational Behaviour by Dr. Ray French, a European adaptation of a successful U.S. Higher Education textbook by John Schermerhorn, was released during the year.  A showcase Web site, featuring video interviews for Managing Innovation: Integrating Technological, Market and Organizational Change by Joe Tidd, was also launched, in advance of the book’s 4th edition.

Higher Education experienced good results in China, Thailand, Japan and Indonesia, but this growth was offset by sluggish markets in Singapore and Taiwan. With several new Wiley Precise Edition textbooks publishing during the year, India delivered strong results.   Wiley experienced considerable success in the Canadian Higher Education channel with a 25% revenue gain from WileyPLUS and excellent results from the indigenous publishing program.

Shared Service and Administrative Costs

Shared services and administrative costs for fiscal year 2008 increased 35% to $363.9 million, mainly due to $84.8 million of incremental shared service and administrative costs related to Blackwell.  Included in shared service and administrative costs are Blackwell transition and integration costs of approximately $21 million.  Shared services and administrative costs, excluding Blackwell and unfavorable foreign exchange, increased 5%, mainly due to higher employment costs, higher facility costs to support business growth and professional fees.

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance was $102.8 million at the end of fiscal year 2009, compared with $59.3 million a year earlier. Cash provided by operating activities in fiscal year 2009 increased $61.1 million to $341.3 million due primarily to lower working capital, lower pension contributions, and higher cash earnings.  The improvement in working capital was principally due to lower accounts receivable on reduced book sales, income tax refunds, and increased accounts and royalties payable due to timing. The reduction in cash provided from Deferred Revenue of $35.3 million was primarily due to the effect of a journal billing delay. Cash flow compared to the prior year was adversely affected by foreign exchange.

Pension contributions in fiscal year 2009 were $21.0 million, compared to $59.4 million in the prior year.  In fiscal year 2008, new regulations in the U.S. and the U.K. required companies to fully fund their statutory pension plans, generally within seven years.  Over the seven-year transition funding period, companies face significantly increased levies based upon present funding levels and restricted flexibility in modifying those plans.  The Company determined that it was appropriate, for both participants in the plans and the Company, to accelerate a portion of the newly required funding in fiscal year 2008.  The accelerated funding provides economic and earnings benefits to the Company in the form of a reduction in aggregate future cash funding to the plans and accretion to future earnings over the seven-year funding transition period.  In addition, it will decrease future volatility in earnings and cash flows, and provide the Company flexibility in managing those plans involved.  The accelerated funding was approximately $10 million to the U.S. statutory plan and approximately $15 million to a U.K. statutory plan.  In addition, in fiscal 2008 the Company provided approximately $23 million of funding to the U.K. plan acquired with the Blackwell acquisition as anticipated. The Company anticipates making pension contributions in fiscal year 2010 of approximately $29 million.

Cash used for investing activities for fiscal year 2009 was approximately $201.6 million compared to $170.2 million in fiscal year 2008. The Company invested $24.0 million in the acquisition of publishing businesses, assets and rights compared to $6.8 million in the prior year.  Cash used for property, equipment and technology and product development increased $14.3 million in fiscal year 2009 versus the prior year with product development spending increasing approximately $18.6 million primarily reflecting higher royalty advances to support business growth.

Cash used in financing activities was $89.1 million in fiscal year 2009, as compared to $124.5 million in fiscal year 2008. In fiscal 2009, cash was used primarily to repurchase shares, pay dividends to shareholders, and repay debt. During fiscal year 2009, the Company repurchased one million shares at an average price of $34.89. The Company increased its quarterly dividend to shareholders by 18% to $0.13 per share in fiscal year 2009 from $0.11 per share in the prior year.

The aggregate notional amount of interest rate swap agreements associated with the Term Loan and Revolving Credit Facility were $500 million as of April 30, 2009.  It is management's intention that the notional amount of the interest rate swap be less than the Term Loan and Revolving Credit Facility outstanding during the life of the derivative.

The Company’s operating cash flow is affected by the seasonality and timing of receipts from its STMS journal subscriptions and its Higher Education business.  Receipts for calendar year STMS subscription journals occur typically from November through January. Due to journal billing delays this year, the principal receipts period will extend into the first quarter of fiscal year 2010. Reference is made to the Credit Risk section, which follows, for a description of the impact on the Company as it relates to journal agents’ financial position and liquidity. Sales primarily in the U.S. higher education market tend to be concentrated in June through August, and again in November through January. Due to this seasonality, the Company normally requires increased funds for working capital from May through September.

Global capital and credit markets have recently experienced increased volatility and disruption.   As of April 30, 2009, we had approximately $822.4 million of debt outstanding and approximately $470.7 million of unused borrowing capacity under the Revolving Credit Facility which is described in Note 12.  We believe that our operating cash flow, together with our revolving credit facilities and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us or at all.

Working capital at April 30, 2009 was negative $157.4 million. Working capital is negative as a result of including, in current liabilities, deferred revenue related to subscriptions for which cash has been collected in advance. This deferred revenue will be recognized into income as the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of April 30, 2009 include $246.6 million of such deferred subscription revenue for which cash was collected in advance.

The Company has adequate cash and cash equivalents available, as well as short-term lines of credit to finance its short-term seasonal working capital requirements. The Company does not have any off-balance-sheet debt.

Projected product development and property, equipment and technology capital spending for fiscal year 2010 is forecast to be approximately $130 million and $50 million, respectively, primarily to enhance system functionality and drive future business growth.

A summary of contractual obligations and commercial commitments, excluding interest charges on debt, and unrecognized tax benefits further described in Note 11, as of April 30, 2009 is as follows:

		Payments Due by Period
		Within	2-3	4-5	After 5
Contractual Obligations	Total	Year 1	Years	Years	Years
Total Debt	$822.4	$67.5	$421.9	$333.0	-

Non-Cancelable Leases	293.4	37.0	63.6	54.3	138.5

Minimum Royalty Obligations	193.1	36.4	65.7	48.8	42.2

Other Commitments	8.2	6.3	1.9	-	-

Total	$1,317.1	$147.2	$553.1	$436.1	$180.7

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

Interest Rates:

The Company had $822.4 million of variable rate loans outstanding at April 30, 2009, which approximated fair value.  On February 16, 2007, the Company entered into an interest rate swap agreement, designated as a cash flow hedge as defined under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  The hedge locked-in a portion of the variable interest due on a portion of the Term Loan. Under the terms of the interest rate swap, the Company pays a fixed rate of 5.076% and receives a variable rate of interest based on three month LIBOR (as defined) from the counter party which is reset every three months for a four-year period ending February 8, 2011. The notional amount of the rate swap was initially $660 million which will decline through February 8, 2011, based on the expected amortization of the Term Loan.  As of April 30, 2009, the notional amount of the rate swap was $400 million.

On October 19, 2007, the Company entered into an additional interest rate swap agreement designed by the Company as a cash flow hedge that locked-in a portion of the variable interest due on the Revolving Credit Facility.  Under the terms of this interest rate swap, the Company pays a fixed rate of 4.60% and receives a variable rate of interest based on three month LIBOR (as defined) from the counterparty which is reset every three months for a three-year period ending August 8, 2010.  The notional amount of the rate swap is $100 million.

It is management’s intention that the notional amount of interest rate swaps be less than the Term Loan and the Revolving Credit Facility outstanding during the life of the derivatives.  During fiscal year 2009, the Company recognized a loss on its hedge contracts of approximately $17.4 million which is reflected in interest expense.  At April 30, 2009, the aggregate fair value of the interest rate swaps was a net loss of $28.2 million which is included in Other Long Term Liabilities in the Consolidated Statement of Financial Position.  On an annual basis, a hypothetical one percent change in interest rates for the $322.4 million of unhedged variable rate debt as of April 30, 2009 would affect net income and cash flow by approximately $2.0 million.

Foreign Exchange Rates:

The Company is exposed to foreign exchange movements primarily in British pound sterling, euros, Canadian and Australian dollars, and certain Asian currencies. The Statement of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses.  Adjustments resulting from translating net assets are reported as a separate component of accumulated other comprehensive loss within shareholders’ equity under the caption currency translation adjustment.  The Company has significant investments in non-US businesses that are exposed to foreign currency risk.  During fiscal year 2009 the Company recorded $256.3 million of currency translation adjustments in other comprehensive income primarily as a result of the strengthening of the U.S. dollar relative to the British pound sterling.  The U.S. dollar to British pound sterling exchange rate was 1.45 to 1.00 as of April 30, 2009 compared to 1.99 to 1.00 as of April 30, 2008, approximately a 27% increase.

Effective November 1, 2008, the Company changed its functional currency reporting basis for the non-Blackwell portion of the Company’s European STMS journal business from U.S. Dollar to local functional currency. As part of the integration of Blackwell and Wiley fulfillment systems and licensing practices, in the third quarter of fiscal year 2009 the Company began pricing journal revenue based on local currency in Europe.  Prior to the integration, journal revenue was principally priced and reported in U.S. Dollars. This change primarily impacted business denominated in Euros and Sterling.

Under certain circumstances, the Company may enter into derivative financial instruments in the form of foreign currency forward contracts as a hedge against specific transactions, including intercompany purchases.  The Company does not use derivative financial instruments for trading or speculative purposes.  There were no contracts outstanding at April 30, 2009.

Credit Risk:

In the journal publishing business, in addition to direct customer sales, subscriptions are sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering and consolidate the subscription orders/billings with various publishers. Subscription agents account for approximately 20% of total consolidated revenue and no one agent accounts for more than 9% of total consolidated revenue. Subscription agents generally collect cash in advance from subscribers and remit payments to journal publishers, including the Company, prior to the commencement of the subscriptions. While at fiscal year-end the Company had minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents may depend significantly on their financial condition and liquidity. Insurance for payment on these accounts is not commercially feasible and/or available.

The Company’s business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 7% of consolidated book and journal revenue, the top 10 book customers account for approximately 18% of total consolidated revenue and approximately 41% of total gross trade accounts receivable at April 30, 2009.  Payments for the sale of subscription journals are predominantly collected in advance.

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

Revenue Recognition: In accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” the Company recognizes revenue when the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured.  If all of the above criteria have been met, revenue is principally recognized upon shipment of products or when services have been rendered.  Subscription revenue is generally collected in advance.  The prepayment is deferred and recognized as earned when the related issue is shipped or made available online over the term of the subscription.  Where a product has been sold with multiple deliverables, the Company follows EITF No. 00-21 “Accounting for Revenue Relationships with Multiple Deliverables” to determine the timing of revenue recognition.  Collectability is evaluated based on the amount involved, the credit history of the customer, and the status of the customer’s account with the Company.  Revenue is reported net of any amounts billed to customers for taxes which are remitted to government authorities.

Allowance for Doubtful Accounts: The estimated allowance for doubtful accounts is based on a review of the aging of the accounts receivable balances, the historical write-off experience, and a credit evaluation of the customer.  A change in the evaluation of a customer’s credit could affect the estimated allowance.  The allowance for doubtful accounts is shown as a reduction of accounts receivable in the Consolidated Statement of Financial Position and amounted to $5.7 million and $8.0 million at April 30, 2009 and 2008, respectively.

Sales Return Reserve:  The estimated allowance for sales returns is based on a review of the historical return patterns, as well as current market trends in the businesses in which we operate. Sales return reserves, net of estimated inventory and royalty costs, are reported as a reduction of accounts receivable in the Consolidated Statement of Financial Position and amounted to $55.2 million and $55.5 million at April 30, 2009 and 2008, respectively.  A one percent change in the estimated sales return rate could affect net income by approximately $4.1 million.  A change in the pattern or trends in returns could affect the estimated allowance.

Reserve for Inventory Obsolescence:  Inventories are carried at cost or market whichever is lower.  A reserve for inventory obsolescence is estimated based on a review of damaged, obsolete, or otherwise unsalable inventory. The review encompasses historical unit sales trends by title; current market conditions, including estimates of customer demand; and publication revision cycles. A change in sales trends could affect the estimated reserve.  The inventory obsolescence reserve is reported as a reduction of the inventory balance in the Consolidated Statement of Financial Position and amounted to $36.3 million and $35.4 million as of April 30, 2009 and 2008, respectively.

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

Goodwill and Other Intangible Assets:  Goodwill is the excess of the purchase price paid over the fair value of the net assets of the business acquired. Other intangible assets principally consist of branded trademarks, acquired publication rights, customer relationships and non-compete agreements. In accordance with SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment, or more often if events or circumstances occur which would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Other finite-lived intangible assets continue to be amortized over their useful lives. Acquired publication rights with definitive lives are amortized on a straight-line basis over periods ranging from 5 to 40 years. Non-compete agreements are amortized over the terms of the individual agreement.

Impairment of Long-Lived Assets: Depreciable and amortizable assets are only evaluated for impairment upon a significant change in the operating or macroeconomic environment.  In these circumstances, if an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value based on discounted future cash flow.

Recently Issued Accounting Pronouncements:  In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued a partial deferral of the statement’s effective date. SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. As part of the deferral, the FASB agreed to a one-year delay of the fair value measurement requirement for certain nonfinancial assets and liabilities. The Company adopted SFAS 157 as of May 1, 2008 for assets and liabilities not subject to the deferral (see Note 18). The adoption did not have a significant impact on the Company’s consolidated financial statements. The Company plans to adopt SFAS 157 as of May 1, 2009 for those nonfinancial assets and liabilities subject to the deferral. The adoption of the deferred portion of SFAS157 will not have a significant impact on its consolidated financial statements.  The major categories of assets that the Company held in fiscal year 2009 for which application of SFAS 157 has been deferred are Goodwill and Other Intangible Assets and Long-lived Assets Held and Used.  The Company currently holds no liabilities that are measured at fair value which were subject to the deferral.

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

In April 2008, the FASB issued FASB Staff Position No. FSP SFAS 142-3 “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”). SFAS 142-3 amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” SFAS 142-3 requires an entity to consider its own experience with the renewal or extension of the terms of a contractual arrangement, consistent with its expected use of the asset. SFAS 142-3 also requires several incremental disclosures for renewable intangible assets. The Company is required to adopt SFAS 142-3 as of May 1, 2009. The guidance for determining the useful life of an intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company does not expect that the application of this new standard will significantly impact the process currently used to determine useful lives of its intangible assets.

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

Results By Quarter (Unaudited)

Dollars in millions, except per share data

	2009		2008
Revenue
First Quarter	$401.7		$388.7
Second Quarter	431.9		423.2
Third Quarter	374.4		429.4
Fourth Quarter	403.4		432.4
Fiscal Year	$1,611.4		$1,673.7

Operating Income (a)
First Quarter	$44.3		$46.9
Second Quarter	70.2		62.1
Third Quarter	63.3		68.0
Fourth Quarter	40.7		48.2
Fiscal Year	$218.5		$225.2

Net Income
First Quarter	$30.2		$40.2
Second Quarter (b)	40.1		38.3
Third Quarter (c)	33.4		40.0
Fourth Quarter	24.6		29.0
Fiscal Year	$128.3		$147.5

Income Per Share	Diluted	Basic	Diluted	Basic
First Quarter	$0.50	$0.52	$0.68	$0.70
Second Quarter (b)	0.67	0.68	0.65	0.67
Third Quarter (c)	0.57	0.58	0.67	0.69
Fourth Quarter	0.42	0.42	0.49	0.49
Fiscal Year	$2.15	$2.20	$2.49	$2.55

(a)
In fiscal year 2009, the Company reclassified foreign exchange transaction gains and losses from operating and administrative expenses to a distinct line below operating income. Prior period results have been restated for comparability.

(b)
In the second quarter of fiscal year 2008, the Company recognized a net tax benefit of $15.3 million, or $0.26 per diluted share, associated with a new tax law enacted in the United Kingdom on July 19, 2008 that reduced the corporate income tax rate from 30% to 28%. The benefit recognized by the Company reflects the adjustment required to record all UK-related deferred tax balances at the new UK corporate income tax rate of 28%.

(c)
In the third quarter of fiscal year 2008, the Company recognized a $3.4 million, or $0.06 per diluted share, tax benefit associated with new tax laws enacted in Germany that reduced the corporate income tax rate from 39% to 29%.  The benefits recognized by the Company reflect the adjustments required to record all Germany-related deferred tax balances at the new corporate income tax rates.

Quarterly Share Prices, Dividends, and Related Stockholder Matters

The Company’s Class A and Class B shares are listed on the New York Stock Exchange under the symbols JWa and JWb, respectively.  Dividends per share and the market price range by fiscal quarter for the past two fiscal years were as follows:

	Class A Common Stock			Class B Common Stock
		Market Price			Market Price
	Dividends	High	Low	Dividends	High	Low
2009
First Quarter	$0.13	$49.76	$43.39	$0.13	$49.52	$43.53
Second Quarter	0.13	48.88	27.75	0.13	49.11	28.02
Third Quarter	0.13	37.60	26.21	0.13	37.58	26.05
Fourth Quarter	0.13	36.72	27.55	0.13	36.63	27.50
2008
First Quarter	$0.11	$49.35	$38.01	$0.11	$49.03	$38.00
Second Quarter	0.11	45.24	40.00	0.11	45.21	40.22
Third Quarter	0.11	44.33	35.98	0.11	43.72	36.14
Fourth Quarter	0.11	46.54	36.01	0.11	46.63	36.02

As of April 30, 2009, the approximate number of holders of the Company’s Class A and Class B Common Stock were 1,212 and 111 respectively, based on the holders of record.

The Company did not repurchase any common stock during the fourth quarter of fiscal year 2009.

The Company’s credit agreement contains certain restrictive covenants related to the payment of dividends and share repurchases. Under the most restrictive covenant, approximately $59.0 million was available for such restricted payments as of April 30, 2009.  Subject to the foregoing, the Board of Directors considers quarterly the payment of cash dividends based upon its review of earnings, the financial position of the Company, and other relevant factors.

Selected Financial Data

For the Years Ended April 30,
Dollars in millions (except per share data)	2009	2008	2007	2006	2005

Revenue	$1,611.4	$1,673.7	$1,234.6	$1,043.9	$974.0
Operating Income (a-b)	218.5	225.2	161.5	152.9	139.6
Net Income (b-c)	128.3	147.5	99.6	110.3	83.8
Working Capital (d)	(157.4)	(243.6)	(199.7)	(35.8)	(2.4)
Total Assets	2,223.7	2,576.2	2,553.1	1,026.0	1,032.6
Long-Term Debt	754.9	797.3	977.7	160.5	196.2
Shareholders’ Equity	513.5	689.1	529.5	401.8	396.6
Per Share Data
Income Per Share (b-c)
Diluted	$2.15	$2.49	$1.71	$1.85	$1.35
Basic	$2.20	$2.55	$1.75	$1.90	$1.38
Cash Dividends
Class A Common	$0.52	$0.44	$0.40	$0.36	$0.30
Class B Common	$0.52	$0.44	$0.40	$0.36	$0.30

NOTE:	The Company acquired Blackwell Publishing (Holdings) Ltd. (“Blackwell”) on February 2, 2007.

(a)
In fiscal year 2009, the Company reclassified foreign exchange transaction gains and losses from operating and administrative expenses to a distinct line below operating income. Prior period results have been restated for comparability.

(b)	Tax benefits included in fiscal year results are as follows:

•
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

•
Fiscal year 2007 includes a $5.5 million tax benefit, or $0.09 per diluted share. This benefit coincides with the resolution and settlements of certain tax matters with authorities in the U.S. and abroad.

•	Fiscal year 2006 includes a net tax benefit of $6.8 million, or $0.11 per diluted share, related to the favorable resolution of certain matters with tax authorities.

•
In the fourth quarter of fiscal year 2005, the Company elected to repatriate approximately $94 million of dividends from its European subsidiaries under the American Jobs Creation Act of 2004. The law provided for a favorable one-time tax rate on dividends from foreign subsidiaries.  The tax accrued on the dividend in the fourth quarter of fiscal year 2005 was approximately $7.5 million, or $0.12 per diluted share.  Pursuant to guidance issued by the Internal Revenue Service in May 2005, the Company recorded a tax benefit in the first quarter of fiscal year 2006 reversing the accrued tax recorded in the previous year.  Neither the first quarter fiscal year 2006 tax benefit nor the corresponding fourth quarter fiscal year 2005 tax accrual had a cash impact on the Company.

(c)
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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under the framework in Internal Control – Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of April 30, 2009.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during fiscal year 2009.

The effectiveness of our internal control over financial reporting as of April 30, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

June 24, 2009

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
John Wiley & Sons, Inc.:

We have audited the accompanying consolidated statements of financial position of John Wiley & Sons, Inc. (the “Company”) and subsidiaries as of April 30, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule (as listed in the index to Item 8).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of John Wiley & Sons, Inc. and subsidiaries as of April 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), John Wiley & Sons, Inc.’s internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”), and our report dated June 24, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

New York, New York
June 24, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
John Wiley & Sons, Inc.:

We have audited John Wiley & Sons, Inc.’s internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). John Wiley & Sons, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, John Wiley & Sons, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of John Wiley & Sons, Inc. and subsidiaries as of April 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2009, and our report dated June 24, 2009 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

New York, New York
June 24, 2009

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
John Wiley & Sons, Inc., and Subsidiaries	April 30
Dollars in thousands	2009	2008
Assets:
Current Assets
Cash and cash equivalents	$102,828	$59,311
Accounts receivable	178,550	212,158
Inventories	111,267	118,209
Prepaid and other	46,924	45,303
Total Current Assets	439,569	434,981

Product Development Assets	89,662	95,126
Property, Equipment and Technology	141,196	145,709
Intangible Assets	919,375	1,120,398
Goodwill	589,993	708,233
Deferred Income Tax Benefits	14,065	29,136
Other Assets	29,848	42,632
Total Assets	$2,223,708	$2,576,215

Liabilities and Shareholders’ Equity:
Current Liabilities
Accounts and royalties payable	$160,275	$189,332
Deferred revenue	246,584	303,231
Accrued income taxes	4,281	1,633
Accrued pension liability	2,483	2,499
Other accrued liabilities	115,844	136,867
Current portion of long-term debt	67,500	45,000
Total Current Liabilities	596,967	678,562

Long-Term Debt	754,900	797,318
Accrued Pension Liability	90,621	82,755
Other Long-Term Liabilities	91,292	100,421
Deferred Income Taxes	176,412	228,041
Shareholders’ Equity
Preferred Stock, $1 par value: Authorized - 2 million, Issued - zero	-	-
Class A Common Stock, $1 par value: Authorized - 180 million,
Issued – 69,643,571 and 69,641,921	69,644	69,642
Class B Common Stock, $1 par value: Authorized - 72 million,
Issued – 13,546,691 and 13,548,341	13,547	13,549
Additional paid-in capital	164,592	140,723
Retained earnings	892,542	794,762
Accumulated other comprehensive gain (loss):
Foreign currency translation adjustment	(203,023)	53,292
Unamortized pension and retiree medical	(41,978)	(26,813)
Unrealized gain (loss) on interest rate swap	(13,397)	(13,831)
	881,927	1,031,324
Less Treasury Shares At Cost (Class A – 20,907,317 and 20,661,469;
Class B – 3,902,576 and 3,902,576)	(368,411)	(342,206)
Total Shareholders’ Equity	513,516	689,118
Total Liabilities and Shareholders’ Equity	$2,223,708	$2,576,215

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

John Wiley & Sons, Inc., and Subsidiaries	For the years ended April 30
Dollars in thousands, except per share data	2009	2008	2007

Revenue	$1,611,390	$1,673,734	$1,234,641

Costs and Expenses
Cost of sales	516,420	532,908	392,692
Operating and administrative expenses	839,648	876,635	659,793
Amortization of intangibles	36,844	38,980	20,675
Total Costs and Expenses	1,392,912	1,448,523	1,073,160

Operating Income	218,478	225,211	161,481

Interest expense	(48,424)	(66,738)	(26,188)
Foreign exchange losses	(11,759)	(2,863)	(177)
Interest income and other, net	6,180	5,918	4,386
Net Interest Expense and Other	(54,003)	(63,683)	(21,979)

Income Before Taxes	164,475	161,528	139,502
Provision for Income Taxes	36,217	13,992	39,883

Net Income	$128,258	$147,536	$99,619

Income Per Share
Diluted	$2.15	$2.49	$1.71
Basic	2.20	2.55	1.75

Cash Dividends Per Share
Class A Common	$0.52	$0.44	$0.40
Class B Common	0.52	0.44	0.40

Average Shares
Diluted	59,610	59,323	58,287
Basic	58,419	57,921	56,932

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

John Wiley & Sons, Inc., and Subsidiaries	For the years ended April 30
Dollars in thousands	2009	2008	2007

Operating Activities
Net Income	$128,258	$147,536	$99,619
Noncash Items
Amortization of intangibles	36,844	38,980	20,675
Amortization of composition costs	43,767	43,613	38,722
Depreciation of property, equipment and technology	35,134	33,330	28,926
Stock-based compensation (net of tax)	10,625	17,475	12,559
Excess tax benefits from stock-based compensation	(5,350)	(11,223)	(4,455)
Non-cash tax benefits	-	(18,663)	(5,468)
Reserves for returns, doubtful accounts, and obsolescence	13,355	6,419	6,931
Deferred income taxes	17,141	10,784	3,604
Pension expense	18,324	22,894	16,710
Earned royalty advances and other	76,175	58,100	40,662
Changes in Operating Assets and Liabilities
Increase/(Decrease), excluding acquisitions
Accounts receivable	(25,937)	(47,427)	1,167
Inventories	(6,696)	(10,038)	(4,060)
Accounts and royalties payable	8,070	4,421	(22,465)
Deferred revenue	2,430	37,697	(15,872)
Net taxes payable	11,411	20,311	(956)
Other accrued liabilities	(2,657)	(10,838)	11,543
Pension contributions	(21,020)	(59,360)	(8,338)
Other	1,381	(3,876)	1,090
Cash Provided by Operating Activities	341,255	280,135	220,594
Investing Activities
Additions to product development assets	(131,666)	(113,069)	(76,225)
Additions to property, equipment and technology	(46,009)	(50,315)	(31,445)
Blackwell acquisition, net of cash acquired	-	-	(953,197)
Acquisition of other publishing businesses, assets and rights	(23,960)	(6,802)	(19,712)
Sale of marketable securities	-	-	42,334
Cash Used for Investing Activities	(201,635)	(170,186)	(1,038,245)
Financing Activities
Repayment of long-term debt	(618,512)	(1,049,360)	(620,678)
Borrowings of long-term debt	598,594	891,476	1,458,400
Purchase of treasury stock	(35,110)	(3,679)	(7,278)
Change in book overdrafts	(20,522)	36,253	6,754
Debt financing costs	-	-	(8,315)
Cash dividends	(30,478)	(25,613)	(22,839)
Proceeds from exercise of stock options and other	11,623	15,190	6,462
Excess tax benefit from stock-based compensation	5,350	11,223	4,455
Cash (Used for)/Provided by Financing Activities	(89,055)	(124,510)	816,961
Effects of Exchange Rate Changes on Cash	(7,048)	2,379	2,437
Cash and Cash Equivalents
Increase/(Decrease) for year	43,517	(12,182)	1,747
Balance at beginning of year	59,311	71,493	69,746
Balance at end of year	$102,828	$59,311	$71,493
Cash paid During the Year for
Interest	$50,108	$69,071	$12,294
Income taxes, net	$15,942	$24,679	$40,422

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Deferred Comp- ensation	Accumulated Other Comp- rehensive Income (Loss)
								Total Share- holder’s Equity

John Wiley & Sons, Inc., and Subsidiaries
Dollars in thousands

Balance at May 1, 2006	$69,035	$14,156	$69,587	$596,474	$(351,569)	$(3,512)	$7,669	$401,840

Shares Issued Under Employee Benefit Plans			8,149		2,976			11,125
Purchase of Treasury Shares					(7,278)			(7,278)
Exercise of Stock Options, including taxes			5,663		3,964			9,627
Stock-based compensation expense			20,126					20,126
Class A Common Stock Dividends				(18,806)				(18,806)
Class B Common Stock Dividends				(4,033)				(4,033)
Other	353	(353)	(3,512)			3,512
Adoption of FASB Statement No. 158, net of a $6,025 tax benefit							(8,078)	(8,078)
Comprehensive Income:
Net income				99,619				99,619
Foreign currency translation adjustments							31,484	31,484
Unamortized pension and retiree medical, net of a $3,217 tax benefit							(4,316)	(4,316)
Unrealized loss on interest rate swap, net of a $1,086 tax benefit							(1,802)	(1,802)
Total Comprehensive Income								124,985

Balance at April 30, 2007	$69,388	$13,803	$100,013	$673,254	$(351,907)	$ -	$24,957	$529,508

Shares Issued Under Employee Benefit Plans			(2,665)		3,590			925
Purchase of Treasury Shares					(3,679)			(3,679)
Exercise of Stock Options, including taxes			15,334		9,790			25,124
Stock-based compensation expense			28,041					28,041
Class A Common Stock Dividends				(21,263)				(21,263)
Class B Common Stock Dividends				(4,350)				(4,350)
Other	254	(254)
Adoption of FIN 48, tax liability adjustment				(415)				(415)
Comprehensive Income:
Net income				147,536				147,536
Foreign currency translation adjustments							(3,932)	(3,932)
Unamortized pension and retiree medical, net of a $1,848 tax benefit							3,652	3,652
Unrealized loss on interest rate swap, net of a $7,248 tax benefit $							(12,029)	(12,029)
Total Comprehensive Income								135,227

Balance at April 30, 2008	$69,642	$13,549	$140,723	$794,762	$(342,206)	$-	$12,648	$689,118

Shares Issued Under Employee Benefit Plans			(3,325)		3,209			(116)
Purchase of Treasury Shares					(35,110)			(35,110)
Exercise of Stock Options, including taxes			10,152		5,696			15,848
Stock-based compensation expense			17,042					17,042
Class A Common Stock Dividends				(25,463)				(25,463)
Class B Common Stock Dividends				(5,015)				(5,015)
Other	2	(2)
Comprehensive (Loss):
Net income				128,258				128,258
Foreign currency translation adjustments							(256,314)	(256,314)
Unamortized pension and retiree medical, net of a $5,553 tax benefit							(15,165)	(15,165)
Unrealized gain on interest rate swap, net of a $261 tax provision							433	433
Total Comprehensive (Loss):								(142,788)

Balance at April 30, 2009	$69,644	$13,547	$164,592	$892,542	$(368,411)	$-	$(258,398)	$513,516

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

The Company is a global publisher of print and electronic products, providing content to customers worldwide.  Core businesses include scientific, technical, medical and scholarly journals, encyclopedias, books, online products and services; professional and consumer books, subscription products, training materials, online applications and websites; and educational materials, including integrated online teaching and learning resources, for undergraduate and graduate students, teachers and lifelong learners. The Company has publishing, marketing, and distribution centers in the United States, Canada, Europe, Asia, and Australia.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation:  The consolidated financial statements include the accounts of the Company. Investments in entities in which the Company has at least a 20%, but less than a majority interest, are accounted for using the equity method of accounting. Investments in entities in which the Company has less than a 20% ownership and in which it does not exercise significant influence are accounted for using the cost method of accounting. All intercompany accounts and transactions have been eliminated in consolidation.

In connection with the integration of the Company’s acquisition of Blackwell Publishing (Holdings) Ltd. (“Blackwell”) on February 2, 2007, the Company made various reclassifications within the Condensed Consolidated Statements of Income which mainly consisted of a realignment of the reporting of journal distribution and composition costs from cost of sales to operating and administrative costs.  Additional reclassification of these costs resulted in reductions of cost of sales of $3.9 million and $0.9 million, for the fiscal years ended April 30, 2008 and 2007 respectively, with corresponding increases to operating and administrative costs for those periods.  In addition, the Company reclassified foreign exchange transaction gains and losses from operating and administrative costs to a distinct line on the Consolidated Statements of Income below operating income.

Bank Overdrafts:  Under the Company’s cash management system, a book overdraft balance exists for the Company’s primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in individual bank accounts. The Company’s funds are transferred from other existing bank account balances or from lines of credit as needed to fund checks presented for payment.  As of April 30, 2009 and April 30, 2008, book overdrafts of $31.5 million and $52.0 million, respectively, were included in Accounts and Royalties payable.

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

Allowance for Doubtful Accounts: The estimated allowance for doubtful accounts is based on a review of the aging of the accounts receivable balances, the historical write-off experience, and a credit evaluation of a customer.  A change in the evaluation of a customer’s credit could affect the estimated allowance. The allowance for doubtful accounts is shown as a reduction of accounts receivable in the Consolidated Statement of Financial Position and amounted to $5.7 million and $8.0 million at April 30, 2009 and 2008, respectively.

Sales Return Reserves:  The process which the Company uses to determine its sales returns and the related reserve provision charged against revenue is based on applying an estimated return rate to current year sales.  This rate is based upon an analysis of actual historical return experience in the various markets and geographic regions in which the Company does business.  The Company collects, maintains and analyzes significant amounts of sales returns data for large volumes of homogeneous transactions.  This allows the Company to make reasonable estimates of the amount of future returns.  All available data is utilized to identify the returns by market and as to which fiscal year the sales returns apply.  This enables management to track the returns in detail and identify and react to trends occurring in the marketplace, with the objective of being able to make the most informed judgments possible in setting reserve rates.   Sales return reserves, net of estimated inventory and royalty costs, are reported as a reduction of accounts receivable in the Consolidated Statement of Financial Position and amounted to $55.2 million and $55.5 million at April 30, 2009 and 2008, respectively.

Reserve for Inventory Obsolescence:  A reserve for inventory obsolescence is estimated based on a review of damaged, obsolete, or otherwise unsalable inventory. The review encompasses historical unit sales trends by title; current market conditions, including estimates of customer demand; and publication revision cycles. The inventory obsolescence reserve is reported as a reduction of the inventory balance in the Consolidated Statement of Financial Position and amounted to $36.3 million and $35.4 million as of April 30, 2009 and 2008, respectively.

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

Inventories:  Inventories are stated at cost or market, whichever is lower. U.S. book inventories aggregating $73.6 million and $73.9 million at April 30, 2009 and 2008, respectively, are valued using the last-in, first-out (LIFO) method.  All other inventories are valued using the first-in, first-out (FIFO) method.

Product Development Assets:  Product development assets consist of composition costs and royalty advances to authors. Costs associated with developing any publication are expensed until the product is determined to be commercially viable. Composition costs, primarily representing the costs incurred to bring an edited commercial manuscript to publication including typesetting, proofreading, design and illustration, etc., are capitalized and generally amortized on a double-declining basis over estimated useful lives, ranging from 1 to 3 years. Royalty advances to authors are capitalized and, upon publication, are recovered as royalties earned by the authors based on sales of the published works.  Royalty advances are reviewed for recoverability and a reserve for loss is maintained, if appropriate.

Advertising Expense:  Advertising costs are expensed as incurred.  The Company incurred $28.6 million, $34.1 million and $39.8 million in advertising costs in fiscal years 2009, 2008 and 2007, respectively.

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

Buildings, leasehold improvements, and capital leases are depreciated over the lesser of the estimated useful lives of the assets up to 40 years, or over the duration of the lease, using the straight-line method. Furniture and fixtures are depreciated principally on the straight-line method over estimated useful lives ranging from 3 to 10 years. Computer hardware and software is amortized on a straight-line basis over estimated useful lives ranging from 3 to 5 years.

Goodwill and Other Intangible Assets:  Goodwill is the excess of the purchase price paid over the fair value of the net assets of the business acquired. Other intangible assets principally consist of brands, trademarks, acquired publication rights, customer relationships and non-compete agreements.  Goodwill and indefinite-lived intangible assets are not amortized but are reviewed at least annually for impairment, or more often if events or circumstances occur that would more likely than not reduce the fair market value of a reporting unit, or intangible asset, below its’ carrying amount.  The Company evaluates the recoverability of indefinite-lived intangible assets by comparing the fair value of the intangible asset to the carrying value.  For goodwill impairment, the Company uses a two-step impairment test approach at the reporting unit level.  In the first step, the fair value for the reporting unit is compared to its book value including goodwill.  In the case that the fair value of the reporting unit is less than the book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting units and the net carrying values of the identifiable assets and liabilities of such reporting units. If the fair value of the goodwill is less than the book value, the difference is recognized as impairment.

Finite-lived intangible assets are amortized over their useful lives and management evaluates the estimated life in accordance with SFAS 142 “Goodwill and Other Intangible Assets”.  The most significant factors in determining the life of these intangibles is the history and longevity of the brands, trademarks or titles acquired, combined with the strength of cash flows.  Acquired publishing rights that have an indefinite life are typically characterized by intellectual property with a long and well-established revenue stream resulting from strong and well-established imprint/brand recognition in the market.

Acquired publication rights, trademarks, customer relationships and brands with finite lives are amortized on a straight-line basis over periods ranging from 5 to 40 years. Non-compete agreements are amortized over the terms of the individual agreement.

Impairment of Long-Lived Assets: Depreciable and amortizable assets are only evaluated for impairment upon a significant change in the operating or macroeconomic environment.  In these circumstances, if an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value based on the discounted future cash flows.

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

Foreign Currency Gains/Losses:  The Company translates the results of operations of its international subsidiaries using average monthly exchange rates during each period.  The Statement of financial position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses.  Adjustments resulting from translating net assets are reported as a separate component of accumulated other comprehensive loss within shareholders’ equity under the caption currency translation adjustment.  The Company has significant investments in non-US businesses that are exposed to foreign currency risk.  During fiscal year 2009 the Company recorded $256.3 million of currency translation adjustments in other comprehensive income primarily as a result of the strengthening of the U.S. dollar relative to the British pound sterling.  The U.S. dollar to British pound sterling exchange rate was 1.45 to 1.00 as of April 30, 2009 compared to 1.99 to 1.00 as of April 30, 2008, approximately a 27% increase.

Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in the income statement as incurred.

Effective November 1, 2008, the Company changed its functional currency reporting basis for the non-Blackwell portion of the Company’s European STMS journal business from U.S. Dollar to local functional currency. As part of the integration of Blackwell and Wiley fulfillment systems and licensing practices, in the third quarter of fiscal year 2009 the Company began pricing journal revenue based on local currency in Europe.  Prior to the integration, journal revenue was principally priced and reported in U.S. Dollars. This change primarily impacted business denominated in Euros and Sterling.

Share-Based Compensation:  The Company accounts for its share-based compensation in accordance with SFAS No. 123R “Share-Based Payment”, as amended, which requires that companies recognize share-based compensation to employees in the Statement of Income based on the fair value of the share-based awards,  reduced by the estimated cost of anticipated forfeited awards.  As such, share-based compensation expense is only recognized for those awards that are expected to ultimately vest. Share-based compensation expense associated with performance restricted share awards is recognized based on management’s best estimates of the achievement of the performance goals specified in such awards and the estimated number of shares that will be earned.  The cumulative effect on current and prior periods of a change in the estimated number of performance share awards, or estimated forfeiture rate is recognized as an adjustment to earnings in the period of the revision.

Recently Issued Accounting Pronouncements:  In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued a partial deferral of the statement’s effective date. SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. As part of the deferral, the FASB agreed to a one-year delay of the fair value measurement requirement for certain nonfinancial assets and liabilities. The Company adopted SFAS 157 as of May 1, 2008 for assets and liabilities not subject to the deferral (see Note 18). The adoption did not have a significant impact on the Company’s consolidated financial statements. The Company plans to adopt SFAS 157 as of May 1, 2009 for those nonfinancial assets and liabilities subject to the deferral. The major categories of assets that the Company held in fiscal year 2009 for which application of SFAS 157 has been deferred are Goodwill and Other Intangible Assets and Long-lived Assets. The Company currently holds no liabilities that are measured at fair value which were subject to the deferral. The Company does not expect the deferred portion of SFAS 157 to have a significant impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained. Principally, SFAS 141R requires that contingent consideration be recorded at fair value on the acquisition date and that certain transaction and restructuring costs be expensed. SFAS 141R is effective for acquisitions made on and after May 1, 2009. While the Company is currently assessing the impact of SFAS 141R on its consolidated financial statements, the Company expects that upon adoption of SFAS 141R, the application of the new standard is likely to have a significant impact on how the Company allocates the purchase price of any future acquired businesses.

In April 2008, the FASB issued FASB Staff Position No. FSP SFAS 142-3 “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”). SFAS 142-3 amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” SFAS 142-3 requires an entity to consider its own experience with the renewal or extension of the terms of a contractual arrangement, consistent with its expected use of the asset. SFAS 142-3 also requires several incremental disclosures for renewable intangible assets. The Company is required to adopt SFAS 142-3 as of May 1, 2009. The guidance for determining the useful life of an intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company does not expect that the application of this new standard will significantly impact the process currently used to determine useful lives of its intangible assets.

There have been no other new accounting pronouncements issued that have had, or are expected to have a material impact on the Company’s consolidated financial statements.

Note 3 – Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of net income per share for the years ended April 30 follows (in thousands):

	2009	2008	2007
Weighted Average Shares Outstanding	58,665	58,193	57,191
Less: Unearned Restricted Shares	(246)	(272)	(259)
Shares Used for Basic Income Per Share	58,419	57,921	56,932
Dilutive Effect of Stock Option and Other Stock Awards	1,191	1,402	1,355
Shares Used for Diluted Income Per Share	59,610	59,323	58,287

For the years ended April 30, 2009, 2008, and 2007, options to purchase Class A Common Stock of 2,210,837, 1,591,593 and 2,587,569 shares, respectively, have been excluded from the shares used for diluted income per share as their inclusion would have been antidilutive.  In addition, for the years ended April 30, 2009 and 2008, unearned restricted shares of 24,250 and 19,000 have been excluded as their inclusion would have been antidilutive.  No unearned restricted shares were excluded for the year ended April 30, 2007.

Note 4 – Significant Acquisitions

Fiscal Year 2009:

On June 12, 2008, the Company acquired the publishing rights to a list of business and modern language textbooks and learning materials. The cost of acquisition was principally allocated to acquired publication rights and is being amortized over a 20-year period.

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

Current Assets	$345,200
Intangible Assets	830,400
Goodwill	497,400
Other Noncurrent Assets	43,700
Total Assets Acquired	$1,716,700
Deferred Revenue	$172,300
Other Current Liabilities	130,900
Noncurrent Deferred Tax Liabilities	256,300
Other Noncurrent Liabilities	36,200
Total Liabilities Assumed	$595,700
Net Assets Acquired	$1,121,000

Included in current assets above is $188.9 million of cash acquired.  All valuations and plans related to the integration of the Blackwell acquisition have been finalized along with the final purchase price allocation, as reflected in the above schedule.

Unaudited Pro Forma Financial Information

The following unaudited pro forma statement of operations information gives effect to the Blackwell acquisition and related financing as if it had occurred at the beginning of fiscal year 2007. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and the $1.35 billion Credit Agreement had taken place at the beginning of the period presented nor is it indicative of future financial performance. The pro forma financial information for fiscal year 2007 includes the recurring effect from the  amortization of acquired intangible assets and the increase in interest expense associated with the Credit Agreement.  Cost savings from future synergies are not reflected in the pro forma financial information.

The unaudited pro forma statement of operations information for the year ended April 30, 2007 combines the historical results of Wiley for the year ended April 30, 2007, which includes post-acquisition Blackwell results for the period from February 2, 2007 to April 30, 2007, and the historical results of pre-acquisition Blackwell for the period from April 1, 2006 to December 31, 2006.

In thousands, except per share data	For the year ended April 30, 2007
Revenue	$1,558,887
Net Income	$108,301
Net Income Per Common Share - Basic	$1.90
Net Income Per Common Share - Diluted	$1.86

Goodwill and Acquisition Related Intangible Assets

Goodwill resulting from the acquisition of $497.4 million was recorded within the STMS segment as reported in Note 17 of these consolidated financial statements.  None of the goodwill is deductible for tax purposes.  The acquisition value and weighted average amortization period assigned to each intangible asset class as of February 2, 2007 were as follows:

		Cost of Blackwell
	Weighted Average	Acquisition Related
	Amortization Period (in years)	Intangible Assets (in thousands)

Acquired Publication Rights	37	$617,800
Trademarks and Trade Names	Indefinite	142,600
Customer Relationships	20	70,000
Total		$830,400

The total amortization expense for Blackwell acquisition related intangible assets was $19.3 million, $22.3 million and $5.5 million for the fiscal years ended April 30, 2009, 2008 and 2007, respectively, and is included in the caption “Amortization of Intangibles” on the Company’s Consolidated Statements of Income.  Estimated future amortization expense related to the acquisition for the next five years is approximately $19.0 million per year.

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

The fair value of intangible assets was based on management’s assessment performed with the assistance of a third party specialist using income approach methodologies. The discount rates used to determine present value of net cashflows ranged from 9.5% to 15%. These discount rates were determined after consideration of Blackwell’s estimated weighted average cost of capital and the estimated internal rate of return specific to the acquisition.

As part of the strategic acquisition plan, the Company planned to reorganize certain functions, cancel certain contractual obligations and close duplicate facilities.  The plan encompassed the termination and relocation of certain employees.  Estimated costs associated with employee severance and relocation was approximately $7.1 million.  These costs were included as a component of net assets acquired.  As of April 30, 2009 approximately $6.3 million of the severance costs were paid.

Other Significant Fiscal Year 2007 Acquisitions:

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

Note 5 - Marketable Securities

The Company accounts for these securities as available-for-sale in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”  As part of the Blackwell acquisition on February 2, 2007, the Company acquired $42.3 million in marketable securities which were all sold by the Company during the fourth quarter of fiscal year 2007.  There were no securities outstanding as of April 30, 2009 and 2008.

Note 6 – Inventories

Inventories at April 30 were as follows (in thousands):

	2009	2008
Finished Goods	$97,013	$103,138
Work-in-Process	9,507	11,074
Paper, Cloth, and Other	9,002	8,303
	115,522	122,515
LIFO Reserve	(4,255)	(4,306)
Total Inventories	$111,267	$118,209

Note 7 – Product Development Assets

Product development assets consisted of the following at April 30 (in thousands):

	2009	2008
Composition Costs	$46,686	$49,054
Royalty Advances	42,976	46,072
Total	$89,662	$95,126

Composition costs are net of accumulated amortization of $107.6 million and $122.8 million as of April 30, 2009 and 2008, respectively.

Note 8 - Property, Equipment and Technology

Property, equipment and technology consisted of the following at April 30 (in thousands):

	2009	2008
Land and Land Improvements	$3,860	$5,105
Buildings and Leasehold Improvements	83,618	96,302
Furniture, Fixtures and Warehouse Equipment	67,095	72,763
Computer Hardware and Capitalized Software	259,999	233,682
	414,572	407,852
Accumulated Depreciation	(273,376)	(262,143)
Total	$141,196	$145,709

The net book value of capitalized software costs was $45.7 million and $30.4 million as of April 30, 2009 and 2008, respectively.  Depreciation expense recognized in 2009, 2008, and 2007 for capitalized software costs was approximately $14.5 million, $11.9 million, and $12.0 million, respectively.

Note 9 - Goodwill and Other Intangible Assets

The following table summarizes the activity in goodwill by segment (in thousands):

	As of April 30, 2008	Acquisitions and Dispositions	Foreign Translation and Other Adjustments	As of April 30, 2009
STMS	$547,090	$-	$(114,672)	$432,418
P/T	161,143	-	(3,568)	157,575
Total	$708,233	$-	$(118,240)	$589,993

Identified intangible assets as of April 30, 2009 and 2008 were as follows (in thousands):

	2009		2008
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible Assets with Determinable Lives
Acquired Publishing Rights	$723,702	$(153,917)	$834,556	$(121,924)
Brands & Trademarks	16,034	(4,613)	17,209	(3,436)
Covenants not to Compete	2,240	(1,571)	2,500	(1,460)
Customer Relationships	60,481	(7,585)	70,937	(4,472)
	802,457	(167,686)	925,202	(131,292)
Intangible Assets with Indefinite Lives
Acquired Publishing Rights	120,771	-	123,963	-
Brands & Trademarks	163,833	-	202,525	-
	$1,087,061	$(167,686)	$1,251,690	$(131,292)

The decrease in intangible assets at April 30, 2009 compared to April 30, 2008 is primarily due to foreign exchange. Based on the current amount of intangible assets subject to amortization assuming current exchange rates, the estimated amortization expense for each of the succeeding 5 fiscal years are as follows:  2010 - $31.4 million; 2011 - $30.1 million; 2012 - $29.5 million; 2013 - $27.4 million; and 2014 - $25.9 million.

Note 10 - Other Accrued Liabilities

Other accrued liabilities as of April 30 consisted of the following (in thousands):

	2009	2008
Accrued Compensation and Benefits	$54,700	$59,046
Accrued Interest	2,524	7,409
Other Accrued Operating Expenses	58,620	70,412
Total	$115,844	$136,867

Note 11 - Income Taxes

The provision for income taxes for the years ending April 30 were as follows (in thousands):

	2009	2008	2007
Current Provision
US – Federal	$7,795	$9,397	$23,684
International	10,006	10,088	9,872
State and Local	1,275	2,386	2,723
Total Current Provision	$19,076	$21,871	$36,279
Deferred Provision(Benefit)
US – Federal	$7,520	$5,183	$(2,409)
International	8,619	(13,414)	6,265
State and Local	1,002	352	(252)
Total Deferred Provision	$17,141	$(7,879)	$3,604
Total Provision	$36,217	$13,992	$39,883

International and United States pretax income for the year ended April 30 was as follows (in thousands):

	2009	2008	2007
International	$107,013	$122,369	$58,165
United States	57,462	39,159	81,337
Total	$164,475	$161,528	$139,502

The Company’s effective income tax rate as a percentage of pretax income differed from the U.S. federal statutory rate as shown below:

	2009	2008	2007
U.S. Federal Statutory Rate	35.0%	35.0%	35.0%
State Income Taxes, Net of U.S. Federal Tax Benefit	0.9	1.2	1.1
Benefit from Taxes on Non-US Income	(11.2)	(14.2)	(3.0)
Deferred Tax Benefit From Statutory Tax Rate Change	-	(11.6)	-
Other, including Tax Adjustments	(2.7)	(1.7)	(4.5)
Effective Income Tax Rate	22.0%	8.7%	28.6%

Tax Adjustments:  In fiscal years 2009, 2008 and 2007 the Company reported tax benefits of $3.3 million, $3.9 million and $5.5 million, respectively, related to the favorable resolution of certain federal, state and foreign tax matters.

Deferred Tax Benefit from Statutory Tax Rate Change:  In fiscal year 2008 the Company recognized tax benefits in the amount of $18.7 million associated with new tax laws enacted in the United Kingdom and Germany that reduced the corporate income tax rate from 30% to 28% and from 39% to 29%, respectively.  The benefit recognized by the Company reflected the adjustment to record the U.K. and Germany related deferred tax balances at the new tax rates.

FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty In Income Taxes:

On May 1, 2007, the Company adopted the provisions of FIN 48, an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attributes for financial statement recognition of income taxes.

Upon adoption, the Company recognized a $0.4 million increase to reserves for income taxes, with a corresponding decrease of $0.4 million in retained earnings.  As of April 30, 2009 and April 30, 2008, the total amount of unrecognized tax benefits were $30.4 million and $32.4 million, respectively, of which $5.4 million and $4.7 million represented accruals for interest and penalties that were recorded as additional tax expense in accordance with the Company’s accounting policy.  The net interest and penalties charged to tax expense in fiscal year 2009 and 2008 were $0.7 million and $0.2 million, respectively.  As of April 30, 2009 and April 30, 2008, the total amount of unrecognized tax benefits that, if recognized, would reduce the Company’s income taxes was approximately $27.8 million and $21.8 million, respectively.  The Company does not expect any significant change to the unrecognized tax benefits within the next year.

The Company files income tax returns in the U.S. and various states and foreign tax jurisdictions.  The Company’s major taxing jurisdictions include the United States, the United Kingdom and Germany.  Other than the Company’s German subsidiaries, the Company is no longer subject to income tax examinations by tax jurisdictions for years prior to its 2005 fiscal year.  With respect to Germany, all years including fiscal year 2003 forward remain subject to an income tax examination.  All U.S. federal tax years prior to fiscal year 2004 have been audited by the Internal Revenue Service and closed.  The statute of limitations for fiscal year 2004 and fiscal 2005 expired during January 2008 and January 2009 respectively.  Various state and foreign tax jurisdictions are in the process of examining tax returns for years ranging from fiscal years 2003 to 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended April 30 were as follows (in thousands):

	2009	2008
Balance at the Beginning of Year	$32,432	$30,406
Additions for Current Year Tax Positions	944	524
Additions for Prior Year Tax Positions	1,550	373
Reductions for Prior Year Tax Positions	(3,319)	(4,228)
Cumulative Translation Adjustment	(678)	-
Acquisitions	-	5,624
Reductions for lapse of statute of limitations	(561)	(267)
Balance at the End of Year	$30,368	$32,432

Deferred taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes.  It is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The significant components of deferred tax assets and liabilities at April 30 were as follows (in thousands):

	2009	2008
Net Operating Loss	$1,354	$1,480
Reserve for Sales Returns and Doubtful Accounts	9,551	10,081
Inventory	(6,140)	(6,090)
Accrued Expenses	7,572	2,210
Accrued Employee Compensation	27,288	22,008
Retirement and Post-Employment Benefits	24,412	18,795
Intangible and Fixed Assets	(229,532)	(248,690)
Net Deferred Tax Assets (Liabilities)	$(165,495)	$(200,206)

The Company intends to continue to reinvest earnings outside the U.S. for the foreseeable future and, therefore, has not recognized U.S. tax expense on non-U.S. earnings.  At April 30, 2009, the undistributed earnings of international subsidiaries approximated $203.3 million. The related tax cost, if the earnings were remitted, cannot be reasonably determined.

Note 12 - Debt and Available Credit Facilities

At April 30, (in thousands):	2009	2008
Revolving Credit Facility – Due 2012	$219,400	$191,318
Term Loan – Due 2009 - 2013	603,000	651,000
Total Debt	822,400	842,318
Less: Current Portion	(67,500)	(45,000)
Total Long-Term Debt	$754,900	$797,318

In connection with the Blackwell acquisition, the Company entered into a new Credit Agreement with Bank of America and Royal Bank of Scotland as Co-Lead Arrangers in the aggregate amount of $1.35 billion. The financing was comprised of a six-year Term Loan (Term Loan) in the amount of $675 million and a $675 million five-year revolving credit facility (Revolver) which can be drawn in multiple currencies. The agreement provides financing to complete the acquisition, refinance the existing revolving debt of the Company, as well as meet future seasonal operating cash requirements. The Company has the option of borrowing at the following floating interest rates: (i) at the rate as announced from time to time by Bank of America as its prime rate or (ii) at a rate based on the London Bank Interbank Offered Rate (LIBOR) plus an applicable margin ranging from .37% to 1.05% for the Revolver and .45% to 1.25% for the Term Loan depending on the Company’s consolidated leverage ratio, as defined.  In addition, the Company will pay a facility fee ranging from .08% to .20% on the Revolver depending on the Company’s consolidated leverage ratio, as defined.  The total of the applicable margin and facility fee at both April 30, 2009 and 2008 was .63%.  The Term loan has quarterly mandatory principle payments ranging from zero to $33.8 million.  For the fiscal years ending April 30, 2009 and 2008, these payments were $45.0 million and $22.5 million, respectively.  The final amount due at maturity in 2013 is $231.8 million.  The Company has the option to request an increase of up to $250 million in the size of the Revolver in minimum amounts of $50 million.  The Term Loan matures on February 2, 2013 and the Revolver will terminate on February 2, 2012.

Simultaneous with the execution of the new Credit Agreement, the Company terminated all of its previous credit agreements and paid in full amounts outstanding under those agreements by utilizing funds from the new Credit facility.  In connection with the early termination of the previous credit agreements, the Company wrote off approximately $0.5 million of unamortized debt origination fees in fiscal year 2007.

The credit agreements contain certain restrictive covenants related to Leverage Ratio, Fixed Charge coverage ratio, property, equipment and technology expenditures, and restricted payments, including a limitation for dividends paid and share repurchases.  Under the most restrictive covenant, approximately $59 million was available for such restricted payments as of April 30, 2009.

The Company and its subsidiaries have other short-term lines of credit aggregating $15 million at various interest rates.  No borrowings under the credit lines were outstanding at April 30, 2009 or 2008.

The Company’s total available lines of credit as of April 30, 2009 were approximately $1.3 billion, of which approximately $471 million was unused.  The weighted average interest rates on long term debt outstanding during fiscal years 2009 and 2008 were 5.02% and 6.01%, respectively.  As of April 30, 2009 and 2008, the weighted average interest rates for the long-term debt were 4.11% and 5.74% respectively.  Based on estimates of interest rates currently available to the Company for loans with similar terms and maturities, the fair value of amounts outstanding under the Credit Agreement approximate the carrying value.

Total debt maturing in each of the next four years are:  2010 – $67.5 million; 2011 – $90.0 million; 2012 – $331.9 million; 2013 – $333.0 million.

HEDGING ACTIVITY:

On February 16, 2007, the Company entered into an interest rate swap agreement, designated as a cash flow hedge as defined under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  The hedge locked-in a portion of the variable interest due on a portion of the Term Loan. Under the terms of the interest rate swap, the Company pays a fixed rate of 5.076% and receives a variable rate of interest based on three month LIBOR (as defined) from the counter party which is reset every three months for a four-year period ending February 8, 2011. The notional amount of the rate swap was initially $660 million which declined through February 8, 2011, based on the expected amortization of the Term Loan.  As of April 30, 2009 and 2008 the notional amount of this rate swap was $400 million and $615 million, respectively.

On October 19, 2007, the Company entered into an additional interest rate swap agreement, designated by the Company as a cash flow hedge that locked-in a portion of the variable interest due on the Revolving Credit Facility.  Under the terms of this interest rate swap, the Company pays a fixed rate of 4.60% and receives a variable rate of interest based on three month LIBOR (as defined) from the counterpart which is reset every three months for a three-year period ending August 8, 2010.  The notional amount of the rate swap is $100 million.

It is management’s intention that the notional amount of interest rate swaps be less than the Term Loan and the Revolving Credit Facility outstanding during the life of the derivatives.

For the fiscal years ending April 30, 2009 and April 30, 2008, the Company recognized a loss on the interest hedge contracts of approximately $17.4 million and $2.2 million, respectively.   All amounts are reflected in interest expense. At April 30, 2009 and 2008, the aggregate fair value of all interest rate swaps is a liability of $28.2 million and $27.1 million, respectively, and is accrued in Other Long Term Liabilities in the Consolidated Statements of Financial Position with a corresponding charge, net of income taxes, in Accumulated Other Comprehensive Income.  In the event of a change of control, as defined, the banks have the option to terminate the agreements and require repayment of any amounts outstanding.

The fair value of the interest rate swaps is an estimate at a point in time based on the terms of the agreements and the current interest rate environment.  The amount that will ultimately be recognized in net income is uncertain and will be impacted by changes in the future interest rate environment.  Based on the amount in Accumulated Other Comprehensive Income at April 30, 2009, approximately $12.3 million, net of tax, of unrecognized loss would be reclassified into net income in the next twelve months.

Note 13 - Commitments and Contingencies

The following schedule shows the composition of rent expense for operating leases (in thousands):

	2009	2008	2007
Minimum Rental	$37,561	$36,002	$31,142
Less: Sublease Rentals	(1,828)	(1,624)	(1,754)
Total	$35,733	$34,378	$29,388

Future minimum payments under operating leases were $293.4 million at April 30, 2009. Annual minimum payments under these leases for fiscal years 2010 through 2014 are approximately $37.0 million, $33.8 million, $29.8 million, $27.3 million, and $27.0 million, respectively.  Rent expense associated with operating leases that include scheduled rent increases net of tenant incentives, such as rent holidays, are recorded on a straight-line basis over the term of the lease. Future aggregate minimum rentals to be received under non-cancelable subleases were $1.6 million at April 30, 2009.

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

Effective April 30, 2007, the Company adopted the recognition and disclosure provisions of Statement No. 158 which requires employers to recognize in the Statement of Financial Position the overfunded or underfunded status of defined benefit postretirement plans, measured as the difference between the fair value of plan assets and the projected benefit obligation.  The Company recognizes the change in the funded status of the plan in accumulated other comprehensive income.  Statement No. 158 also requires plan assets and obligations to be measured as of the employers’ balance sheet date.

The adoption of Statement No. 158 had no effect on the Company’s Consolidated Statement of Income for the year ended April 30, 2009, or for any prior period presented and does not have a material impact to any of the Company’s debt covenants under its various credit agreements.

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows (in thousands):

	Funded	Unfunded	Total
Actuarial Loss	$3,485	$79	$3,564
Prior Service Cost	453	118	571
Total	$3,938	$197	$4,135

The Company has agreements with certain officers and senior management that provide for the payment of supplemental retirement benefits during each of the 10 years after the termination of employment. Under certain circumstances, including a change of control as defined, the payment of such amounts could be accelerated on a present value basis.

Net pension expense included below for plans outside of the United States amounted to approximately $7.4 million, $13.2 million and $10.2 million for fiscal years 2009, 2008 and 2007, respectively.  The components of net pension expense for the defined benefit plans were as follows (in thousands):

	2009	2008	2007
Service Cost	$13,835	$19,639	$13,210
Interest Cost	22,715	22,030	15,408
Expected Return on Plan Assets	(21,470)	(22,443)	(14,850)
Net Amortization of Prior Service Cost and Transition Asset	589	608	742
Recognized Net Actuarial Loss	2,654	3,060	2,200
Net Pension Expense	$18,323	$22,894	$16,710

The weighted-average assumptions used to determine net pension expense for the years ended April 30 were as follows:

	2009	2008	2007
Discount Rate	6.3%	5.7%	5.8%
Rate of Compensation Increase	4.3%	4.6%	4.1%
Expected Return on Plan Assets	7.4%	7.6%	8.2%

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the retirement plans with accumulated benefit obligations in excess of plan assets were $153.8 million, $144.5 million, and $70.5 million, respectively, as of April 30, 2009, and $279.9 million, $256.2 million and $195.8 million, respectively, as of April 30, 2008.

The following table sets forth the changes in and the status of the plans’ assets and benefit obligations.  The unfunded plans relate primarily to a non-U.S. subsidiary, which is governed by local statutory requirements, and the domestic supplemental retirement plans for certain officers and senior management personnel.

Dollars in thousands	2009		2008
CHANGE IN PLAN ASSETS	Funded	Unfunded	Funded	Unfunded
Fair Value of Plan Assets, Beginning of Year	$321,713	$-	$273,346	$-
Actual Return on Plan Assets	(45,032)	-	1,052	-
Employer Contributions	18,788	2,229	57,218	2,142
Employees’ Contributions	2,157	-	2,891	-
Benefits Paid	(8,899)	(2,229)	(10,180)	(2,142)
Foreign Currency Rate Changes	(58,796)	-	(1,211)	-
Amendments and Other	-	-	(1,403)	-
Fair Value, End of Year	$229,931	$-	$321,713	$-
CHANGE IN PROJECTED BENEFIT OBLIGATION
Benefit Obligation, Beginning of Year	$(339,526)	$(57,521)	$(336,457)	$(51,041)
Service Cost	(11,942)	(1,893)	(17,429)	(2,210)
Interest Cost	(19,358)	(3,357)	(19,095)	(2,935)
Employee Contributions	(2,157)	-	(2,891)	-
Actuarial Gain (Loss)	32,439	4,590	23,706	(252)
Benefits Paid	8,899	2,229	10,180	2,142
Foreign Currency Rate Changes	60,972	4,032	1,057	(3,008)
Amendments and Other	(54)	-	1,403	(217)
Benefit Obligation, End of Year	$(270,727)	$(51,920)	$(339,526)	$(57,521)
Funded Status	$(40,796)	$(51,920)	$(17,813)	$(57,521)
Amounts Recognized in the Statement of Financial Position:
Deferred Pension Asset	$388	$-	$9,920	$-
Current Pension Liability	-	(2,483)	-	(2,499)
Noncurrent Pension Liability	(41,184)	(49,437)	(27,733)	(55,022)
Net Amount Recognized in Statement of Financial Position	$(40,796)	$(51,920)	$(17,813)	$(57,521)
AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME CONSIST OF (before tax)
Net Actuarial Loss	$(59,178)	$(785)	$(32,340)	$(6,017)
Prior Service Cost	(1,849)	(1,164)	(2,373)	(1,528)
Total Accumulated Other Comprehensive Loss	$(61,027)	$(1,949)	$(34,713)	$(7,545)
(Decrease)/Increase in Accumulated other Comprehensive Income	$(26,314)	$5,596	$4,941	$667
WEIGHTED AVERAGE ASSUMPTIONS USED IN DETERMINING ASSETS AND LIABILITIES
Discount Rate	7.2%	6.9%	6.4%	6.1%
Rate of Compensation Increase	4.2%	4.0%	4.4%	4.0%
Accumulated Benefit Obligations	$(244,929)	$(45,495)	$(306,011)	$(49,600)

Basis for determining discount rate:

The discount rates for the United States and Canadian pension plans were based on the derivation of a single-equivalent discount rate using a standard spot rate curve and the timing of plan liabilities as of April 30, 2009.  The spot rate curve used is based upon a portfolio of Moody’s-rated Aa3 (or higher) corporate bonds.  The discount rates for the other international plans were based on similar published indices with durations comparable to that of each plan’s liabilities.

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

The table below represents the asset mix of the investment portfolio of the post-retirement benefit plan as of April 30:

	Percentage of Plan Assets
Asset Category	2009	2008
Equities	46%	51%
Debt Securities and Cash	51%	46%
Real Estate	3%	3%
Total	100%	100%

The investment guidelines for the defined benefit pension plans are established based upon an evaluation of market conditions and tolerance for risk.  The investment objective is to ensure that funds are available to meet the plan’s benefit obligations when they are due. The investment strategy is to invest in high quality diversified securities to achieve our long-term expectation.  The plans’ risk management practices provide guidance to the investment managers, including guidelines for asset concentration, credit rating and liquidity.  Asset allocation favors a balanced portfolio, with a target allocation of approximately 49% equity securities, 46% fixed income securities and cash, and 5% real estate. Due to volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate between acceptable ranges.

Expected employer contributions to the defined benefit pension plans in fiscal year 2010 will be approximately $29.2 million, including $7.6 million of minimum amounts required for the Company’s non-U.S. plans. From time to time, the Company may elect to make voluntary contributions to its defined benefit plans to improve their funded status.

Expected benefit payments from all plans are expected to approximate $11.0 million in fiscal year 2010, $11.4 million in fiscal year 2011, $13.0 million in fiscal year 2012, $13.4 million in fiscal year 2013, $15.0 million in fiscal year 2014, and $102.8 million for fiscal years 2015 through 2019.

The Company provides contributory life insurance and health care benefits, subject to certain dollar limitations for substantially all of its eligible retired U.S. employees. The cost of such benefits is expensed over the years the employee renders service and is not funded in advance.  The accumulated post-retirement benefit obligation recognized in the Statement of Financial Position as of April 30, 2009 and 2008 was $2.8 million and $2.5 million, respectively.  Annual expenses for these plans for the fiscal years ending April 30, 2009, 2008 and 2007 were $0.4 million, $0.3 million and $0.3 million, respectively.

The Company has defined contribution savings plans. The Company contribution is based on employee contributions and the level of Company match. The expense for these plans amounted to approximately $7.3 million, $6.3 million, and $5.4 million in 2009, 2008, and 2007, respectively.

Note 15 – Share-Based Compensation

All equity compensation plans have been approved by security holders.  Under the Key Employee Stock Plan (“the Plan”), qualified employees are eligible to receive awards that may include stock options, performance-based stock awards, and restricted stock awards.  Under the Plan, a maximum number of 8,000,000 shares of Company Class A stock may be issued.  As of April 30, 2009 there were 2,829,523 securities remaining available for future issuance under the Plan.  The Company issues treasury shares to fund stock options and performance-based and restricted stock awards.

Stock Option Activity:

Under the terms of the Company’s stock option plan, the exercise price of stock options granted may not be less than 100% of the fair market value of the stock at the date of grant.  Options are exercisable over a maximum period of 10 years from the date of grant and generally vest 50% on the fourth and fifth anniversary date after the award is granted.  Under certain circumstances relating to a change of control, as defined, the right to exercise options outstanding could be accelerated.

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

	For the Twelve Months Ending April 30,
	2009	2008	2007
Expected Life of Options (years)	7.7	7.7	7.8
Risk-Free Interest Rate	3.8%	5.1%	5.2%
Expected Volatility	25.2%	27.3%	29.1%
Expected Dividend Yield	1.1%	0.9%	1.2%
Fair Value of Common Stock on Grant Date	$47.55	$48.46	$33.05
Per Share Fair Value of Options Granted	$15.30	$18.42	$12.65

A summary of the activity and status of the Company’s stock option plans was as follows:

	2009				2008		2007
Stock Options	Options (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Average Intrinsic Value (in millions)	Options (in 000’s)	Weighted Average Exercise Price	Options (in 000’s)	Weighted Average Exercise Price
Outstanding at Beginning of Year	5,730	$31.27			6,216	$27.37	6,084	$25.95
Granted	631	$47.55			627	$48.46	640	$33.05
Exercised	(622)	$22.02			(1,001)	$17.89	(462)	$16.30
Expired or Forfeited	(17)	$34.66			(112)	$30.45	(46)	$30.52
Outstanding at End of Year	5,722	$34.05	5.5	$21.3	5,730	$31.27	6,216	$27.37
Exercisable at End of Year	2,937	$27.38	3.8	$20.3	2,657	$24.40	2,801	$21.20
Vested and Expected to Vest in the Future at April 30, 2009	5,645	$34.08	5.5	$20.9

The intrinsic value is the difference between the Company’s common stock price and the option exercise price. Total intrinsic value of options exercised during the twelve months ended April 30, 2009, 2008 and 2007 were $11.8 million, $25.3 million and $10.0 million, respectively.

As of April 30, 2009, there was $12.2 million of unrecognized share-based compensation expense related to stock options, which is expected to be recognized over a period up to 5 years, or 2 years on a weighted average basis.

The following table summarizes information about stock options outstanding and exercisable at April 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options (in 000’s)	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Number of Options (in 000’s)	Weighted Average Exercise Price
$17.25 to $20.54	64	2.0	$19.33	64	$19.33
$20.56 to $23.40	374	2.1	$23.16	374	$23.16
$23.56 to $25.32	1,547	3.2	$24.86	1,547	$24.86
$31.89 to $38.78	2,482	6.0	$34.75	952	$33.67
$47.55 to $48.46	1,255	8.7	$48.00	-	-
Total/Average	5,722	5.5	$34.05	2,937	$27.38

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

The Company may also grant individual restricted shares awards of the Company’s Class A Common Stock to key employees in connection with their employment.  The restricted shares generally vest 50% at the end of the fourth and fifth years following the date of the grant.

Under certain circumstances relating to a change of control or termination, as defined, the restrictions would lapse and shares would vest earlier.

Activity for performance-based and other restricted stock awards during the fiscal years ended April 30, 2009, 2008 and 2007 was as follows (shares in thousands):

	2009		2008	2007
	Restricted Shares	Weighted Average Grant Date Value	Restricted Shares	Restricted Shares
Nonvested Shares at Beginning of Year	1,096	$38.25	814	609
Granted	308	$47.55	307	276
Change in shares due to performance	(459)	$47.11	211	96
Vested and Issued	(228)	$34.06	(224)	(161)
Forfeited	(35)	$40.01	(12)	(6)
Nonvested Shares at End of Year	682	$37.81	1,096	814

As of April 30, 2009, there was $8.9 million of unrecognized share-based compensation cost related to restricted stock awards, which is expected to be recognized over a period up to 5 years, or 3 years on a weighted average basis.   Compensation expense for restricted stock awards is computed using the closing market price of the Company’s Class A Common Stock at the date of grant.  Total grant date value of shares vested during the fiscal years ended April 30, 2009, 2008 and 2007 was $7.8 million, $6.4 million and $4.1 million, respectively.

Director Stock Awards:

Under the terms of the Company’s Director Stock Plan (the “Director Plan”), each non-employee director receives an annual award of Class A Common Stock equal in value to 100% of the annual director fee, based on the stock price on the date of grant. The granted shares may not be sold or transferred during the time the non-employee director remains a director.  There were 9,667, 7,680 and 6,642 shares awarded under the Director Plan for the fiscal years ending April 30, 2009, 2008 and 2007, respectively.

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

Under the Company’s current stock repurchase program, up to four million shares of its Class A Common Stock may be purchased from time to time in the open market and through privately negotiated transactions.  During fiscal year 2009, the Company repurchased 1,006,400 shares at an average price of $34.89 per share.  As of April 30, 2009, the Company has authorization from its Board of Directors to purchase up to approximately 798,630 additional shares.

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

Scientific, Technical, Medical and Scholarly includes the publishing of titles for the scientific, technical, medical and scholarly communities worldwide including academic, corporate, government and public libraries; researchers; clinicians; engineers and technologists; scholarly and professional societies; students; and professors. Products include journals, encyclopedias, books, databases and laboratory manuals. Publishing areas include life sciences; medicine; the humanities; engineering; dentistry; veterinary science; nursing and other research based professions, delivered in print and online. Products are sold and distributed globally online and in print through multiple channels, including research libraries; library consortia; subscription agents; direct sales to professional society member bookstores, online booksellers, and other customers. Publishing centers include Australia; Germany; Singapore; the United Kingdom and the United States.

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

Higher Education includes the publishing of educational materials in all media for two and four-year colleges and universities, for-profit career colleges and advanced placement classes, as well as for secondary schools in Australia. Higher education products focus on courses in business and accounting, sciences, engineering, computer science, math, social sciences and other academic course material for the professional technology market. Customers include undergraduate, graduate and advanced placement students, educators and lifelong learners worldwide and secondary school students in Australia. Products are sold and delivered online and in print through multiple channels including college bookstore, online booksellers and direct sales to customers. The Company maintains centers in Australia, Canada, India, the United Kingdom and the United States.

Segment information is as follows (in thousands) :
	For the years ended April 30,
	2009	2008	2007
Revenue
Scientific, Technical, Medical and Scholarly	$969,184	$975,797	$562,675
Professional/Trade	412,674	471,785	456,820
Higher Education	229,532	226,152	215,146
Total	$1,611,390	$1,673,734	$1,234,641

Direct Contribution to Profit
Scientific, Technical, Medical and Scholarly	$399,156	$384,170	$240,446
Professional/Trade	94,620	136,619	127,841
Higher Education	61,677	68,270	62,996
Total	$555,453	$589,059	$431,283

Shared Services and Administration Costs
Distribution	$(112,961)	$(116,147)	$(82,975)
Technology Services	(93,413)	(95,412)	(71,799)
Finance	(45,937)	(49,684)	(37,989)
Other Administration	(84,664)	(102,605)	(77,039)
Total	$(336,975)	$(363,848)	$(269,802)

Operating Income	$218,478	$225,211	$161,481
Interest Expense & Other, net	(54,003)	(63,683)	(21,979)
Income Before Taxes	$164,475	$161,528	$139,502

Total Assets
Scientific, Technical, Medical and Scholarly	$1,380,991	$1,715,292	$1,726,303
Professional/Trade	462,482	506,838	503,727
Higher Education	165,839	160,292	153,278
Corporate/Shared Services	214,396	193,793	169,761
Total	$2,223,708	$2,576,215	$2,553,069

Expenditures for Other Long Lived Assets
Scientific, Technical, Medical and Scholarly	$95,417	$83,464	$1,005,314
Professional/Trade	55,433	50,638	49,197
Higher Education	36,287	20,117	16,089
Corporate/Shared Services	14,498	15,967	9,979
Total	$201,635	$170,186	$1,080,579

Depreciation and Amortization
Scientific, Technical, Medical and Scholarly	$51,045	$52,101	$32,084
Professional/Trade	31,703	32,322	28,788
Higher Education	21,926	20,924	18,272
Corporate/Shared Services	11,071	10,576	9,180
Total	$115,745	$115,923	$88,324

Export sales from the United States to unaffiliated customers amounted to approximately $142.3 million, $95.2 million, and $88.0 million in fiscal years 2009, 2008, and 2007, respectively. The pretax income for consolidated operations outside the United States was approximately $107.0 million, $122.4 million, and $58.2 million in 2009, 2008, and 2007, respectively.

Revenue from external customers based on the location of the customer and long-lived assets by geographic area was as follows (in thousands):

	Revenue			Long-Lived Assets
	2009	2008	2007	2009	2008	2007
United States	$812,416	$856,438	$711,665	$731,535	$702,722	$693,242
United Kingdom	126,190	131,642	94,556	845,681	1,203,700	1,221,676
Germany	88,336	91,130	66,333	140,507	149,403	142,477
Asia	220,107	209,436	111,910	3,309	2,789	2,054
Australia	65,084	76,530	51,068	44,618	48,411	45,139
Canada	67,189	68,609	51,280	4,424	5,073	4,522
Other Countries	232,068	239,949	147,829	-	-	-
Total	$1,611,390	$1,673,734	$1,234,641	$1,770,074	$2,112,098	$2,109,110

Note 18 - Fair Value Measurements

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value measurement hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company measures the fair value of its interest rate swap liabilities on a recurring basis using Level 2 inputs, which represent quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets. As of April 30, 2009, the fair value of interest rate swap liability was approximately $28.2 million.

Note 19 – Interest Income and Other, Net

Included in interest income and other for fiscal year 2009 is a $4.6 million ($0.08 per diluted share) non-recurring insurance receipt.

Note 20 – Functional Currency Change

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

Schedule II
JOHN WILEY & SONS, INC., AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED APRIL 30, 2009, 2008, AND 2007

(Dollars in thousands)

		Additions/(Deductions)
Description	Balance at Beginning of Period	Charged to Cost & Expenses	From Acquisitions	Deductions From Reserves(3)	Balance at End of Period
Year Ended April 30, 2009
Allowance for Sales Returns (1)	$55,483	$93,738	$-	$94,014	$55,207
Allowance for Doubtful Accounts	$8,025	$2,019	$-	$4,389(2)	$5,655
Allowance for Inventory Obsolescence	$35,420	$28,405	$-	$27,496	$36,329
Year Ended April 30, 2008
Allowance for Sales Returns (1)	$56,148	$93,909	$-	$94,574	$55,483
Allowance for Doubtful Accounts	$11,206	$(638)	$-	$2,543(2)	$8,025
Allowance for Inventory Obsolescence	$32,244	$22,156	$-	$18,980	$35,420
Year Ended April 30, 2007
Allowance for Sales Returns (1)	$55,805	$102,293	$2,069	$104,019	$56,148
Allowance for Doubtful Accounts	$6,615	$6,421	$1,577	$3,407(2)	$11,206
Allowance for Inventory Obsolescence	$30,716	$20,555	$5,843	$24,870	$32,244

(1)
Allowance for sales returns represents anticipated returns net of inventory and royalty costs. The provision is reported as a reduction of gross sales to arrive at revenue and the reserve balance is reported as a deduction of accounts receivable.

(2)           Accounts written off, less recoveries.

(3)           Deductions from reserves include foreign exchange translation adjustments.

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

Management’s Report on Internal Control over Financial Reporting:  Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of April 30, 2009.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financialstatements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report,included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during fiscal year 2009.

Item 9B.  Other Information

Information on the Audit Committee Charter is contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption “Certain Information Concerning the Board” and is incorporated herein by reference.

Information with respect to the Company’s corporate governance principles is contained in the Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption “Corporate Governance Principles” and is incorporated herein by reference.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The name, age and background of each of the directors nominated for election are contained under thecaption “Election of Directors” in the Proxy Statement for our 2009 Annual Meeting of Shareholders and areincorporated herein by reference.

Information on the beneficial ownership reporting for the directors and executive officers is contained underthe caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2009Annual Meeting of Shareholders and is incorporated herein by reference.

Information on the audit committee financial experts is contained in the Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption “Report of the Audit Committee” and is incorporated herein by reference.

Executive Officers

Set forth below as of April 30, 2009 are the names and ages of all executive officers of the Company, theperiod during which they have been officers, and the offices presently held by each of them.

Name and Age	Officer Since	Present Office

Peter Booth Wiley 66	2002	Chairman of the Board since September 2002 and a Director since 1984.

William J. Pesce 58	1989	President and Chief Executive Officer and a Director since May 1998.

Ellis E. Cousens 57	2001	Executive Vice President and Chief Financial and Operations Officer.

Stephen A. Kippur 62	1986	Executive Vice President; and President, Professional and Trade Publishing, since July 1998.

William Arlington 60	1990	Senior Vice President, Human Resources, since June 1996.

Bonnie E. Lieberman 61	1990	Senior Vice President, Higher Education, since 1996.

Gary M. Rinck 57	2004	Senior Vice President, General Counsel, (previously Group General Counsel of Pearson PLC, from 2000, Managing Partner of the London office of Morrison & Foerster from 1995).

Stephen M. Smith 54	1995	Executive Vice President and Chief Operating Officer since March 2009. (Previously Senior Vice President, EMEA & International Development since 2007).

Eric A. Swanson 61	1989	Senior Vice President, Wiley-Blackwell since January 2007 (previously Senior Vice President, Scientific Technical and Medical, since 1996).

Deborah E. Wiley 63	1982	Senior Vice President, Corporate Communications, since June 1996.

Vincent Marzano 46	2006	Vice President, Treasurer, (previously Vice President, Treasurer of Scholastic Corporation from 2000).

Edward J. Melando 53	2002	Vice President, Corporate Controller and Chief Accounting Officer.

Josephine Bacchi 62	1992	Vice President and Corporate Secretary, since January 2007 (previously Corporate Secretary since 1992).

Each of the other officers listed above will serve until the next organizational meetings of the Board of Directors of the Company and until each of the respective successors are duly elected and qualified.  Deborah E. Wiley is the sister of Peter Booth Wiley. There is no other family relationship among any of the aforementioned individuals.

Item 11.    Executive Compensation

Information on compensation of the directors and executive officers is contained in the Proxy Statement forthe 2009 Annual Meeting of Shareholders under the captions “Directors’ Compensation” and “ExecutiveCompensation,” respectively, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption “Beneficial Ownership of Directors and Management” and is incorporatedherein by reference.

Item 13.    Certain Relationships and Related Transactions

None.

Item 14.    Principal Accountant Fees and Services

Information required by this item is contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption “Report of the Audit Committee” and is incorporated herein by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)	Financial Statements and Schedules
Financial Statements and Schedules are listed in the attached index on page 10 and are filed as part of this Report.
(b)	Reports on Form 8-K
Earnings release on the third quarter fiscal 2009 results issued on Form 8-K dated March 10, 2009, which included certain condensed financial statements of the Company.
Earnings release on the fiscal year 2009 results issued on Form 8-K dated June 18, 2009, which included certain condensed financial statements of the Company.
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

10.6	Director Stock Plan (incorporated by reference to the Company’s Definitive Proxy Statement date August, 2004).
10.7	Executive Annual Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement dated August 5, 2004).
10.8	2004 Key Employee Stock Plan as amended and restated effective December 18, 2008 (incorporated by reference to the Company’s third quarter fiscal year 2009 report on Form 10-Q).
10.9	Senior executive employment Agreement to Arbitrate dated as of April 29, 2003 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2003).

10.10	Senior executive Non-competition and Non-disclosure Agreement dated as of April 29, 2003 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2003).
10.12	2005 Supplemental Executive Retirement Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2008).
10.13	Form of the Fiscal Year 2010 Qualified Executive Long Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2009).
10.14	Form of the Fiscal Year 2010 Qualified Executive Annual Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2009).
10.15	Form of the Fiscal Year 2010 Executive Annual Strategic Milestones Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2009).
10.16	Form of the Fiscal Year 2009 Qualified Executive Long Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2008).
10.17	Form of the Fiscal Year 2009 Qualified Executive Annual Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2008).
10.18	Form of the Fiscal Year 2009 Executive Annual Strategic Milestones Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2008).
10.19	Form of the Fiscal Year 2008 Qualified Executive Long Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the fiscal year ended April 30, 2007).
10.20	Form of the Fiscal Year 2008 Qualified Executive Annual Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the fiscal year ended April 30, 2007).
10.21	Form of the Fiscal Year 2008 Executive Annual Strategic Milestones Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the fiscal year ended April 30, 2007).
10.22
Senior executive Employment Agreement dated as of December 1, 2008, between William J. Pesce and the Company (incorporated by reference to the Company’s third quarter fiscal year 2009 report on Form 10-Q).

10.23
Senior executive Employment Agreement dated as of March 1, 2003, between Stephen A. Kippur and the Company (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2003).

10.24
Senior executive Employment Agreement dated as of December 1, 2008, between Ellis E. Cousens and the Company (incorporated by reference to the Company’s third quarter fiscal year 2009 report on Form 10-Q).

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

10.27	Deferred Compensation Plan dated as of March 1, 1995 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2008).
10.28	Deferred Compensation Plan for Directors’ 2005 & After Compensation (incorporated by reference to the report on Form 8-K, filed December 21, 2005).
21*	List of Subsidiaries of the Company
23*	Consent of KPMG LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Edward J. Melando
Vice President, Controller and
Chief Accounting Officer

Dated: June 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons constituting directors of the Company on June 24, 2009.

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