Form 10-Q
period 2009-07-31
WILEY JOHN & SONS, INC.
filed 2009-09-09
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]                    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended July 31, 2009                                                                                                                     Commission File No. 1-11507

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

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [ ] NO [X]

The number of shares outstanding of each of the Registrant’s classes of Common Stock as of August 31, 2009 were:
Class A, par value $1.00  -  48,962,258
Class B, par value $1.00  -    9,644,115

This is the first page of a 26 page document

JOHN WILEY & SONS, INC.

INDEX

PART I	-	FINANCIAL INFORMATION	PAGE NO.

Item 1.		Financial Statements.

		Condensed Consolidated Statements of Financial Position - Unaudited as of July 31, 2009 and 2008, and April 30, 2009	3

		Condensed Consolidated Statements of Income - Unaudited for the three months ended July 31, 2009 and 2008	4

		Condensed Consolidated Statements of Cash Flows – Unaudited for the three months ended July 31, 2009 and 2008	5

		Notes to Unaudited Condensed Consolidated Financial Statements	6-12

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-18

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	19-21

Item 4.		Controls and Procedures	21

PART II	-	OTHER INFORMATION

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6.		Exhibits and Reports on Form 8-K	21

SIGNATURES AND CERTIFICATIONS			22-24

EXHIBITS			25-26

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - UNAUDITED
(In thousands)

	July 31,		April 30,
	2009	2008	2009
Assets:
Current Assets
Cash and cash equivalents	$68,197	$46,873	$102,828
Accounts receivable	212,117	230,354	178,550
Inventories	110,558	116,856	111,267
Prepaid and other	37,099	28,111	46,924
Total Current Assets	427,971	422,194	439,569

Product Development Assets	91,898	89,284	89,662
Property, Equipment and Technology	146,484	146,063	141,196
Intangible Assets	990,631	1,129,390	919,375
Goodwill	636,782	710,043	589,993
Deferred Income Tax Benefits	12,531	29,453	14,065
Other Assets	34,610	42,438	29,848
Total Assets	$2,340,907	$2,568,865	$2,223,708

Liabilities & Shareholders' Equity:
Current Liabilities
Accounts and royalties payable	$150,115	$165,873	$160,275
Deferred revenue	228,103	225,173	246,584
Accrued income taxes	877	1,790	4,281
Accrued pension liability	2,569	2,477	2,483
Other accrued liabilities	80,206	99,056	115,844
Current portion of long-term debt	73,125	50,625	67,500
Total Current Liabilities	534,995	544,994	596,967

Long-Term Debt	793,875	886,916	754,900
Accrued Pension Liability	77,777	85,029	90,621
Other Long-Term Liabilities	93,938	87,665	91,292
Deferred Income Tax Liabilities	193,255	229,085	176,412

Shareholders’ Equity
Class A & Class B common stock	83,191	83,191	83,191
Additional paid-in-capital	164,900	149,421	164,592
Retained earnings	911,227	817,316	892,542
Accumulated other comprehensive income (loss)	(146,783)	20,535	(258,398)
Treasury stock	(365,468)	(335,287)	(368,411)
Total Shareholders’ Equity	647,067	735,176	513,516
Total Liabilities & Shareholders' Equity	$2,340,907	$2,568,865	$2,223,708

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(In thousands except per share information)

	For The Three Months
	Ended July 31,
	2009	2008

Revenue	$388,375	$401,707

Costs and Expenses
Cost of sales	121,536	127,359
Operating and administrative expenses	202,113	220,079
Amortization of intangibles	9,076	9,905
Total Costs and Expenses	332,725	357,343

Operating Income	55,650	44,364

Interest Expense	(8,923)	(12,985)
Foreign Exchange Losses	(9,755)	(458)
Interest Income and Other, net	145	5,109

Income Before Taxes	37,117	36,030
Provision For Income Taxes	10,240	5,811

Net Income	$26,877	$30,219

Income Per Share
Diluted	$0.45	$0.50
Basic	$0.46	$0.52

Cash Dividends Per Share
Class A Common	$0.14	$0.13
Class B Common	$0.14	$0.13

Average Shares
Diluted	59,123	59,992
Basic	58,169	58,502

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW – UNAUDITED
(In thousands)
	For The Three Months
	Ended July 31,
	2009	2008
Operating Activities
Net income	$26,877	$30,219
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	9,076	9,904
Amortization of composition costs	11,176	11,259
Depreciation of property, equipment and technology	9,738	8,528
Stock-based compensation (net of tax)	1,709	3,474
Excess tax benefits from stock-based compensation	(102)	(3,595)
Foreign exchange transaction losses	9,755	458
Pension expense, net of contributions	(14,550)	2,674
Non-cash charges & other	21,849	22,539
Change in deferred revenue	(41,609)	(78,162)
Net change in operating assets and liabilities, excluding acquisitions	(43,508)	(33,023)
Cash Used for Operating Activities	(9,589)	(25,725)
Investing Activities
Additions to product development assets	(33,378)	(30,878)
Additions to property, equipment and technology	(8,889)	(8,837)
Acquisitions, net of cash acquired	(3,695)	(17,759)
Cash Used for Investing Activities	(45,962)	(57,474)
Financing Activities
Repayment of long-term debt	(249,300)	(87,200)
Borrowings of long-term debt	293,900	182,400
Decrease in book overdrafts	(18,616)	(28,176)
Cash dividends	(8,193)	(7,665)
Proceeds from exercise of stock options and other	347	7,333
Excess tax benefits from stock-based compensation	102	3,595
Cash Provided by Financing Activities	18,240	70,287
Effects of Exchange Rate Changes on Cash	2,680	474
Cash and Cash Equivalents
Decrease for the Period	(34,631)	(12,438)
Balance at Beginning of Period	102,828	59,311
Balance at End of Period	$68,197	$46,873
Cash Paid During the Period for:
Interest	$7,976	$8,540
Income taxes, net	$347	$(9,179)

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of John Wiley & Sons, Inc., and Subsidiaries (the “Company”) as of July 31, 2009 and 2008, and results of operations and cash flows for the three month periods ended July 31, 2009 and 2008. The results for the three months ended July 31, 2009 are not necessarily indicative of the results expected for the full year. These statements should be read in conjunction with the most recent audited financial statements contained in the Company’s Form 10-K for the fiscal year ended April 30, 2009.

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

Certain reclassifications have been made to prior year amounts to conform with the current year presentation. The Company reclassified foreign exchange transaction gains and losses from operating and administrative costs to a distinct line on the Condensed Consolidated Statements of Income below operating income.

2.	Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued a partial deferral of the statement’s effective date.  SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  As part of the deferral, the FASB agreed to a one-year delay of the fair value measurement requirement for certain nonfinancial assets and liabilities.  The Company adopted SFAS 157 as of May 1, 2008 for assets and liabilities not subject to the deferral (see Note 12) and as of May 1, 2009 for those nonfinancial assets and liabilities subject to the deferral.  The adoption did not have a significant impact on the Company’s financial statements or disclosure.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which is effective for acquisitions made on or after May 1, 2009. SFAS 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained.  Principally, SFAS 141R requires that contingent consideration be recorded at fair value on the acquisition date and that certain transaction and restructuring costs be expensed. The Company adopted SFAS 141R as of May 1, 2009 and is now accounting for all acquisitions made after the effective date under the standard.

In April 2008, the FASB issued FASB Staff Position No. FSP SFAS 142-3 “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”). SFAS 142-3 amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” SFAS 142-3 requires an entity to consider its own experience with the renewal or extension of the terms of a contractual arrangement, consistent with its expected use of the asset.  SFAS 142-3 also requires several incremental disclosures for renewable intangible assets.  Application of the new standard will not significantly impact the process previously used by the Company to determine the useful life of intangible assets. The Company adopted SFAS 142-3 as of May 1, 2009 and is applying the guidance of the standard to intangible assets acquired after the effective date.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Although the standard is based on the same principles as those that currently exist in the Statement of Auditing Standards, it includes a new required disclosure of the date through which an entity has evaluated subsequent events. The Company adopted the provisions of SFAS 165 during the first quarter of fiscal year 2010 and the adoption did not have a significant impact on the Company’s financial statements.  The Company has evaluated subsequent events through September 09, 2009, which is the date these financial statements were issued.

There have been no other new accounting pronouncements issued that have had, or are expected to have a material impact on the Company’s consolidated financial statements.

3.	Share-Based Compensation

The Company has share-based compensation plans under which employees may be granted options to purchase shares of Company common stock at the fair market value at the time of grant.  In addition to stock options, the Company grants performance-based stock awards and restricted stock awards to certain management level employees.  The Company recognizes the fair value of share-based compensation in net income on a straight-line basis over the requisite service period. The measurement of performance for performance-based stock awards is determined based upon actual results for targets established three years in advance. In the third quarter of fiscal year 2009, the Company reduced the number of estimated restricted shares to be distributed under its long-term incentive plans based on the Company’s expected operating performance relative to targets previously established. This reduction of shares resulted in a decrease in share-based compensation expense compared to the prior year period.  For the three months ended July 31, 2009 and 2008, the Company recognized share-based compensation expense, net of tax, of $1.7 million and $3.5 million, respectively.

The following table provides share-based compensation data for awards issued by the Company as part of its annual grant:

	For the Three Months Ended July 31,
	2009	2008
Restricted Stock:
Awards granted (in thousands)	319	291
Weighted average fair market value of grant	$35.04	$47.55
Stock Options:
Awards granted (in thousands)	695	631
Weighted average fair market value of grant	$11.32	$15.30

The weighted average Black-Scholes fair value assumptions for stock option grants are as follows:

	For the Three Months Ended July 31,
	2009	2008
Expected life of options (years)	7.8	7.7
Risk-free interest rate	3.3%	3.8%
Expected volatility	29.9%	25.2%
Expected dividend yield	1.6%	1.1%
Fair value of common stock on grant date	$35.04	$47.55

4.	Comprehensive Income

Comprehensive income was as follows (in thousands):

	For the Three Months Ended July 31,
	2009	2008
Net income	$26,877	$30,219
Changes in other comprehensive income:
Foreign currency translation adjustment	111,097	2,909
Change in unrecognized retirement costs, net of tax	(1,659)	1,033
Unrealized gain on interest rate swaps, net of tax	2,177	3,945
Comprehensive income	$138,492	$38,106

A reconciliation of accumulated other comprehensive income (loss) follows (in thousands):

	For the Three Months
	April 30, 2009	Change for Period	July 31, 2009
Foreign currency translation adjustment	$(203,023)	$111,097	$(91,926)
Unrecognized retirement costs, net of tax	(41,978)	(1,659)	(43,637)
Unrealized gain (loss) on interest rate swaps, net of tax	(13,397)	2,177	(11,220)
Total	$(258,398)	$111,615	$(146,783)

5.	Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of net income per share follows (in thousands):

	For the Three Months Ended July 31,
	2009	2008
Weighted average shares outstanding	58,470	58,815
Less: Unearned restricted shares	(301)	(313)
Shares used for basic income per share	58,169	58,502
Dilutive effect of stock options and other stock awards	954	1,490
Shares used for diluted income per share	59,123	59,992

For the three months ended July 31, 2009 and 2008, options to purchase Class A Common Stock of 3,521,660 and 1,258,123, respectively, have been excluded from the shares used for diluted income per share, as their inclusion would have been anti-dilutive. In addition, for the three months ended July 31, 2009 and 2008, unearned restricted shares of 9,000 and 24,250, have been excluded as their inclusion would have been anti-dilutive.

6.	Inventories

Inventories were as follows (in thousands):

	As of July 31,		As of April 30,
	2009	2008	2009
Finished goods	$94,045	$99,435	$97,013
Work-in-process	10,030	12,144	9,507
Paper, cloth and other	10,609	9,683	9,002
	114,684	121,262	115,522
LIFO reserve	(4,126)	(4,406)	(4,255)
Total inventories	$110,558	$116,856	$111,267

7.      Segment Information

The Company is a global publisher of print and electronic products, providing content and services to customers worldwide. Core businesses include scientific, technical, medical and scholarly journals, encyclopedias, books and online products and services; professional and consumer books, subscription products, training materials, online applications and websites; and educational materials for undergraduate and graduate students, and lifelong learners. The Company has publishing, marketing, and distribution centers in Asia, Australia, Canada, Europe and the United States. The Company’s reportable segments are based on the management reporting structure used to evaluate performance.

As of May 1, 2009, the Company transferred management responsibility and reporting for certain textbooks from the Professional/Trade segment to the Higher Education segment.  In addition, the Company reclassified foreign exchange transaction gains and losses from operating and administrative costs to a distinct line on the Condensed Consolidated Statements of Income below operating income. As such, the foreign exchange gains and losses are no longer included in Direct Contribution to Profit in the following segment disclosure.  All prior year periods have been restated for comparative purposes.

 Segment information is as follows (in thousands):

	For The Three Months
	Ended July 31,
	2009	2008
Revenue
Scientific, Technical, Medical and Scholarly	$229,453	$240,349
Professional/Trade	89,679	99,514
Higher Education	69,243	61,844
Total	$388,375	$401,707

Direct Contribution to Profit
Scientific, Technical, Medical and Scholarly	$93,905	$96,774
Professional/Trade	16,434	18,285
Higher Education	25,621	20,082
Total	$135,960	$135,141

Shared Services and Administration Costs
Distribution	$(27,026)	$(29,183)
Technology Services	(22,643)	(26,034)
Finance	(10,453)	(11,623)
Other Administration	(20,188)	(23,937)
Total	$(80,310)	$(90,777)

Operating Income	$55,650	$44,364

8.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of July 31,		As of April 30,
	2009	2008	2009
Intangible assets with indefinite lives:
Brands and trademarks	$177,900	$202,801	$163,833
Acquired publishing rights	131,434	124,136	120,771
	$309,334	$326,937	$284,604

Net intangible assets with determinable lives:
Acquired publishing rights	$613,609	$722,323	$569,785
Customer relationships	55,839	65,702	52,896
Brands and trademarks	11,274	13,450	11,421
Covenants not to compete	575	978	669
	$681,297	$802,453	$634,771
Total	$990,631	$1,129,390	$919,375

The change in intangible assets at July 31, 2009 compared to July 31, 2008 and April 30, 2009 is primarily due to foreign exchange translation.

9.	Income Taxes

The effective tax rates for the first three months of fiscal years 2010 and 2009 were 27.6% and 16.1%, respectively.  In the first quarter of fiscal year 2009 the Company released a previously accrued income tax reserve of approximately $3.2 million due to an income tax settlement with the tax authorities in non-US jurisdictions. Excluding the income tax settlement, the effective tax rate for the first quarter of fiscal year 2009 was 25.0%.

10.	Retirement Plans

The components of net pension expense for the defined benefit plans were as follows:

	For the Three Months Ended July 31,
(Dollars in thousands)	2009	2008
Service Cost	$2,842	$3,885
Interest Cost	6,074	6,280
Expected Return of Plan Assets	(4,912)	(5,927)
Net Amortization of Prior Service Cost	147	156
Curtailments/Settlements	-	16
Recognized Net Actuarial Loss	921	713
Net Pension Expense	$5,072	$5,123

Employer pension plan contributions were $19.6 million and $2.4 million for the three months ended July 31, 2009 and 2008, respectively.

11.	Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), to provide an enhanced understanding of the use of derivative instruments, how they are accounted for under SFAS 133 and their effect on financial position, financial performance and cash flows. We adopted the disclosure provisions of SFAS 161 in the first quarter of fiscal year 2010.

The Company, from time to time, enters into forward exchange and interest rate swap contracts as a hedge against foreign currency asset and liability commitments, changes in interest rates and anticipated transaction exposures, including intercompany purchases. All derivatives are recognized as assets or liabilities and measured at fair value.  Derivatives that are not determined to be effective hedges are adjusted to fair value with a corresponding effect on earnings.  The Company does not use financial instruments for trading or speculative purposes.

The Company had approximately $867.0 million of variable rate loans outstanding at July 31, 2009, which approximated fair value.  The Company maintains two interest rate swap agreements that are designated as cash flow hedges as defined under SFAS 133.  As of July 31, 2009, these swap agreements have been evaluated as being fully effective.  As a result, there is no impact on the Company’s Condensed Consolidated Statements of Income for changes in the fair value of the interest rate swap.  Under SFAS 133, fully effective derivative instruments that are designated as cash flow hedges have changes in their fair value recorded initially within Accumulated Other Comprehensive Income on the Condensed Consolidated Statements of Financial Position.  As interest expense is recognized based on the variable rate loan agreements, the corresponding deferred gains or losses on the interest rate swaps are reclassified from Accumulated Other Comprehensive Income to Interest Expense in the Condensed Consolidated Statements of Income.

On February 16, 2007 the Company entered into an interest rate swap agreement which fixed variable interest due on a portion of the Term Loan. Under the terms of the agreement, the Company pays a fixed rate of 5.076% and receives a variable rate of interest based on three month LIBOR (as defined) from the counter party which is reset every three months for a four-year period ending February 8, 2011. As of July 31, 2009 and 2008, the notional amount was $400 million and $615 million, respectively.   On October 19, 2007 the Company entered into an additional interest rate swap agreement which fixed a portion of the variable interest due on the Revolving Credit Facility.  Under the terms of this interest rate swap, the Company pays a fixed rate of 4.60% and receives a variable rate of interest based on three month LIBOR (as defined) from the counterparty which is reset every three months for a three-year period ending August 8, 2010.  As of July 31, 2009 and 2008, the notional amount of the rate swap was $100 million.  It is management’s intention that the notional amount of interest rate swaps be less than the Term Loan and the Revolving Credit Facility outstanding during the life of the derivatives.

The Company records the fair value of its interest rate swaps within Other Long-Term Liabilities on the Condensed Consolidated Statements of Financial Position on a recurring basis using Level 2 inputs, which represent quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets. The fair value of the interest rate swaps as of July 31, 2009 and 2008 and April 30, 2009 was a net deferred loss of $25.6 million, $21.9 million and $28.2 million, respectively.  Gains recognized in Accumulated Other Comprehensive Income for the three months ended July 31, 2009 and 2008 were $2.2 million and $3.9 million, respectively.  Losses that have been reclassified from Accumulated Other Comprehensive Income into Interest Expense on the Condensed Consolidated Statements of Income for the three months ended July 31, 2009 and 2008 were $5.1 million and $4.1 million, respectively.

12.	Interest Income and Other, Net

Included in interest income and other for the three months ended July 31, 2008 is a $4.6 million ($0.08 per diluted share) non-recurring insurance receipt.

13.  Foreign Exchange Losses

Losses on foreign currency transactions for the three months ended July 31, 2009 and 2008 were $9.8 million and $0.5 million, respectively.  The increase in foreign currency transaction losses is primarily due to the revaluation of U.S. dollar cash balances held in non-U.S. locations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – FIRST QUARTER ENDED JULY 31, 2009

Revenue for the first quarter of fiscal year 2010 decreased 3% to $388.4 million, or improved 2% excluding the unfavorable impact of foreign exchange.  Excluding foreign exchange, the growth was driven by Higher Education (“HE”) and Scientific, Technical, Medical and Scholarly (“STMS”) journals, partially offset by a decline in Professional/Trade (“P/T”) principally due to weak market conditions.

Gross profit margin for the first quarter of fiscal year 2010 of 68.7% was 0.4% higher than the prior year, or flat excluding the favorable impact of foreign exchange.   Lower inventory provisions and higher sales volume in Higher Education were offset by lower sales volume in P/T.  Operating and administrative expenses for the first quarter of fiscal year 2010 of $202.1 million were 8% lower than the prior year, or 1% excluding the favorable impact of foreign exchange. The decrease excluding foreign exchange was mainly due to reduced expenses following the completion of Blackwell integration; lower share-based compensation expense and cost containment programs; partially offset by an increase in STMS and HE costs to support business growth and a $2.0 million bankruptcy recovery in the prior year.

Operating income for the first quarter of fiscal year 2010 increased 25% to $55.7 million, or 16% excluding the favorable impact of foreign exchange.  Higher revenue and lower operating and administrative expenses contributed to the improvement on a currency neutral basis. Interest expense decreased $4.1 million to $8.9 million principally due to lower interest rates.  The first quarter of the prior fiscal year included a favorable $4.6 million ($0.08 per share) insurance settlement reported as Interest Income and Other.

Losses on foreign currency transactions for the first quarters ended July 31, 2009 and 2008 were $9.8 million and $0.5 million, respectively.  The increase in foreign currency transaction losses was primarily due to the revaluation of U.S. dollar cash balances held by the Company’s U.K. operations. Since these amounts are held in U.S. dollars the transaction loss did not represent an economic loss to the Company.

The effective tax rate for the first quarter of fiscal year 2010 was 27.6% as compared to 16.1% in the prior year period.  The effective tax rate for the first quarter of fiscal year 2009 includes the reversal of a previously accrued income tax reserve of approximately $3.2 million ($0.05 per share) due to an income tax settlement with tax authorities in non-U.S. jurisdictions.  The Company’s effective tax rate for the first quarter of fiscal year 2009 excluding the reversal was approximately 25.0%.   The increase in the effective tax rate was principally due to lower foreign tax benefits driven by lower interest rates and earnings mix. Earnings per diluted share for the first quarters ended July 31, 2009 and 2008 was $0.45 and $0.50, respectively, while net income for the same periods was $26.9 million and $30.2 million, respectively. Excluding the effect of foreign exchange transaction and translation losses of approximately $0.06 per share, earnings per share increased 2% to $0.51 per share. The prior year results include the one-time benefits of the insurance receipt ($0.08 per share) and the tax settlement ($0.05 per share).

First Quarter Segment Results

As of May 1, 2009, the Company transferred management responsibility and reporting for certain textbooks from the Professional/Trade segment to the Higher Education segment. In addition, the Company reclassified foreign exchange transaction gains and losses, previously reported as a component of direct contribution to profit to a separate distinguishable line below operating income in the Condensed Consolidated Statements of Income.  All prior year periods have been restated for comparability.  These changes had no impact on Wiley’s consolidated revenue, net income or earnings per share.

Throughout this report, references to amounts “excluding foreign exchange” and “currency neutral” exclude both foreign currency translation effects and transactional gains and losses.

Scientific, Technical, Medical and Scholarly (STMS):

Global STMS revenue for the first quarter of fiscal year 2010 declined 5% to $229.5 million mainly due to unfavorable foreign exchange.  Excluding the unfavorable impact of foreign exchange, revenue increased 2%.  Increased revenue from journal subscriptions, new business and global rights was partially offset by softness in books, advertising and backfiles, with a portion of the shortfall in backfiles due to timing.

Direct contribution to profit for the first quarter of fiscal year 2010 decreased 3% to $93.9 million, or a 4% decrease excluding the favorable impact of foreign exchange.  The decline reflects the benefit of a bankruptcy recovery ($2.0 million) in the prior year, as well as increased journal royalties, editorial costs and selling expenses partially due to timing.

Journals
Journal revenue declined 1% to $190.8 million, or improved 5% excluding the unfavorable impact of foreign exchange. The increase was principally due to higher subscription revenue and rights income, new business and journal reprints, partially offset by lower revenue from backfiles and advertising.

New Journal Agreements
•	14 New signings
•	22 Renewed/extended contracts
•	2 Contracts not renewed

Journal Renewals/Extensions
•	Journal of Ecology and three other journals on behalf of The British Ecological Society
•	Journal of Management Studies for the Society for the Advancement of Management Studies
•	Journal of Social Issues, Analyses of Social Issues and Public Policy and Social Issues and Policy Review with the Society for the Psychological Study of Social Issues
•	International Journal of Food Science and Technology on behalf of the UK’s Institute of Food Science and Technology
•	Journal of Evolutionary Biology for The European Society of Evolutionary Biology
•	Scandinavian Journal of Immunology with the Foundation for the Scandinavian Journal of Immunology
•	Psychiatry and Clinical Neurology for the Japanese Society of Psychiatry
•	Journal of Medical Imaging and Radiation Oncology with the Royal Australian College of Radiologists
•	Journal of Applied Philosophy on behalf of the Society for Applied Philosophy
•	Journal of Integrative Plant Biology for The Institute of Botany, Chinese Academy of Sciences and The Botanical Society of China

Journal Impact Factors
In July, Wiley announced that 338 of its journals received top 10 rankings in their respective categories in the Thomson ISI® 2008 Journal Citation Report (JCR), a leading evaluator of journal influence and impact.  Journals are ranked using a metric known as an “Impact Factor,” which reflects the frequency that peer-reviewed journals are cited by researchers.  Other highlights include:

•
Wiley is at or near the top of its peers as measured by journal influence and impact.  A total of 949 out of 1,450 Wiley journals were ranked in the JCR, which is up from 926 in the previous report.  Wiley publications achieved thirty #1 rankings within the 227 categories.  The Company’s journals received the highest total Impact Factors of any publisher in 37 categories.

•
Eight out of the thirty newly-listed Wiley journals are Asia-Pacific publications.  Sixty-three Asia-Pacific journals are currently represented in the JCR, evidence of Wiley’s expanding publishing program in this region.

•
In chemistry and physical sciences, Angewandte Chemie, a journal of the German Chemical Society, increased its Impact Factor, strengthening its position as the leading chemistry journal that features primary research and review articles.  Medicinal Research Reviews is ranked #1 in its category.  Other #1 ranked journals in the physical sciences include Mass Spectrometry Reviews for the 10th consecutive year; Advanced Synthesis and Catalysis for its 6th year; and Communications on Pure and Applied Mathematics.

•
In technology and engineering, International Journal of Circuit Theory and Applications is the top circuit theory journal.  International Journal for Numerical Methods in Engineering is #1 in numerical engineering.

•
In medical sciences, the journal CA–A Cancer Journal for Clinicians, published on behalf of The American Cancer Society, was awarded the highest Impact Factor among all medical journals.  In dentistry, Periodontology 2000 is ranked #1 for the second year and Journal of Clinical Periodontology has risen to be ranked #2 (from #5 in 2007).  Addiction's Impact Factor increased again and remains #1 in substance abuse in the social science index.  Addiction Biology has taken the #1 spot in substance abuse in the science index.  In nursing, Birth continues to rank first.

•
In life sciences, Aging Cell increased its Impact Factor and is ranked #1 in geriatrics and gerontology.  For the 5th consecutive year, Ecology Letters increased its Impact Factor and remains the highest ranking primary research journal in ecology.  Developmental Dynamics remains the #1 journal in anatomy and morphology.

•
In social sciences and humanities, Wiley published #1 ranked journals in nine categories, including Addiction, Birth: Issues in Perinatal Care, Child Development, Criminology, Journal of Finance, Journal of Communication, Transactions of the Institute of British Geographers and Perspectives on Sexual & Reproductive Health.

Books and Reference
Books and reference revenue declined $9.1 million in the first quarter of fiscal year 2010, or $5.1 million on a currency neutral basis, mainly attributed to market weakness in the US and the timing of restocking orders.  Sell-through in the US improved in August.

Acquisitions
Wiley acquired the publishing rights to Topley & Wilson’s Microbiology and Microbial Infections from Hodder Education. Now in its 10th edition (having been first published in 1929), the 8-volume reference work is prominent in the fields of microbiology and infectious disease.  Wiley will offer it to customers for the first time online in fiscal year 2010.

Professional/ Trade (P/T):

Global P/T revenue declined 10% to $89.7 million in the first quarter of fiscal year 2010, or 7% excluding the unfavorable impact of foreign exchange.  The decline is attributed to a weak retail environment, particularly in the US, Canada and Asia markets.  Newly acquired publishing rights contributed approximately $4.0 million to current period results. Retail market conditions appear to be stabilizing and the Company’s major accounts have started to replenish inventory in the beginning of the second quarter of fiscal year 2010.

Direct contribution to profit for the first quarter of fiscal year 2010 declined 10% to $16.4 million, or 4% excluding the unfavorable impact of foreign exchange.  The decline was due to the revenue shortfall and was partially offset by prudent expense management.

Alliances
•
The Meredith (Better Homes and Gardens, Food Network TV, etc.) backlist boosted first quarter cookbook sales.  Seven new Meredith books in the lifestyles, pets and education categories were published in July.

•
The GMAT (Graduate Management Admission Council) study guide published in March and is performing well.  The Official Guide 12th edition made bestseller lists in India, with demand also in China.  In the US, it remains in the top 10 on the Bookscan Study Aids list.

•	Chatelaine, Canada’s #1 women’s magazine, will publish a major cookbook and personal finance guide in partnership with Wiley.

New Publications
•
Business and finance: Jon Gordon, Training Camp: What the Best Do Better than Everyone Else, which is this home-grown franchise author’s third book with Wiley; Bill Bartman, Bailout Riches! How Everyday Investors Can Make a Fortune Buying Bad Loans for Pennies on the Dollar; Barry Ritholz, Bailout Nation, received important reviews in the New York Times and other influential blogs; David Faber, And Then the Roof Caved In, has already hit the New York Times list, the New York Times Business list, and the Wall Street Journal Business bestseller list.

•
Psychology: Jack A. Naglieri, Sam Goldstein: Practitioner's Guide to Assessing Intelligence and Achievement.  With recent updates to IDEA (Individuals with Disabilities Education Act), clinical psychologists, as well as graduate students, need a comprehensive yet focused resource to learn the essentials about key intelligence and achievement tests.  Bret A. Moore (United States Army, Medical Service Corps), Arthur E. Jongsma, Jr. (Series Editor for PracticePlanners®): The Veterans and Active Duty Military Psychotherapy Treatment Planner.  This new entry provides the elements necessary to develop formal treatment plans tailored to the unique needs of active soldiers and veterans.

•
Technology: eBay For Dummies, 6th Edition by Marsha Collier; iPhone 3GS Portable Genius by Paul McFedries was one of the first titles on Apple’s latest iPhone.  iPhone 3GS Portable Genius and iPhone for Dummies became the fastest to market books in Wiley’s history.

•
Consumer: Fred Kaplan, 1959: The Year Everything Changed, recaps seminal events from 1959.  The book has received considerable publicity, including a New York Times op-ed, a Slate.com feature, an Amazon Vine campaign, a New York Magazine excerpt, a George Will syndicated column, NPR Diane Rehm, USA Today, CSPAN Washington Journal, and newyorker.com; proprietary Back-to-School Webster’s New World® assortments; Defining Twilight by Brian Leaf, a vocabulary workbook based on Stephenie Meyer’s Twilight saga (Little, Brown).  This book has been on the Bookscan non-fiction Study Aids bestseller list since publication; Frommer’s Bangkok and Singapore Day by Day; Passing Exams for Dummies; Frommer’s Vancouver and Whistler DBD with Olympic branding; Frommer’s Best Hiking Trips in Northern California.

Online Initiatives
•
P/T launched a CliffsNotes literature note application for the iPhone and iPod Touch, branded CliffsNotes-to-Go, which was produced on a fast-track schedule to coincide with a major Apple promotion.  Five popular classics (The Adventures of Huckleberry Finn, Macbeth, The Scarlet Letter, To Kill a Mockingbird, and Romeo and Juliet) are available in the iTunes App Store.  The apps contain the full content of the books plus audio summaries, interactive character maps, and a user defined “CramPlan” that allows students to access the most important components of the text based on the amount of time they have to study.  An additional 35 books were available in the App Store by the end of August.

•	Through an alliance with LibreDigital, Wiley now has the capability to sell ebooks in bulk, enabling volume sales in e-only or print plus electronic combinations based on a variety of access models.
•	A Facebook page designed for Defining Twilight (Brian Leaf), a vocabulary workbook based on Stephenie Meyer’s Twilight saga (Little, Brown), surpassed 50,000 registered fans in the quarter.

Acquisitions
•	Wiley acquired three monthly and one biweekly newsletter from LRP Publications: Federal Grants and Contracts, Board and Administrator, Corporate Philanthropy, and Nonprofit Business Advisor

Higher Education:

Global HE revenue increased 12% to $69.2 million in the first quarter of fiscal year 2010, or 17% excluding the unfavorable impact of foreign exchange.  Strong growth occurred in every region and in every subject category.  The increase was driven by a strong frontlist, higher institutional sales, WileyPLUS and increased enrollments.

Direct contribution to profit rose 28% to $25.6 million, or 34% excluding the unfavorable impact of foreign exchange.  The increase reflected top line results and gross margin improvement mainly due to lower inventory provisions.

Results by Subject Category
•
In business and accounting, revenue exceeded prior year by 22%. The increase was driven by a strong accounting frontlist. Textbooks driving the growth included Kieso: Intermediate Accounting, Kimmel: Financial Accounting, Weygandt: Accounting Principles, and Boone: Contemporary Buisiness, which was acquired as part of the Cengage list acquisition in fiscal year 2009.

•	In engineering and computer science, revenue exceeded prior year by 19%. Textbooks driving the growth included Munson: Fluid Mechanics and Montgomery: Applied Statistics.
•
In mathematics and statistics, revenue exceeded prior year by 46%.  Key contributors included Hughes Hallett: Calculus, Anton: Calculus, Boyce: Elementary Differential Equations, and Young: College Algebra.

•
In the sciences, revenue exceeded prior year by 7%.  Growth is attributed to Cutnell: Physics, Berg: Visualizing Environmental Science, Jenkins: Anatomy and Physiology, and Tortora: Introduction to the Human Body.

•	In social sciences, revenue exceeded prior year by 18%. Key contributors included Huffman: Psychology, Dawson: Dicho y hecho, de Blij: Concepts Geography, and Kring: Abnormal Psychology.

WileyPLUS
•	Global first quarter billings increased 52% over prior year
•	Digital-only sales grew 45%
•	Sales outside the US represented 14% of total billings
•	WileyPLUS revenue represents approximately 9% of annual global HE revenue

Alliances
•	Kindle/Amazon: In May, Wiley announced that it was expanding its alliance with Amazon to offer select Wiley textbooks for sale through the Kindle DX. A pilot program began in the first quarter.

Other Developments
•	Institutional sales, particularly for-profit schools, continued to gain traction.
•	In India, eight new contracts were signed and ten new books were published as part of the indigenous publishing and adaptation program.

Shared Services and Administrative Costs:

Shared services and administrative costs for the first quarter of fiscal year 2010 decreased 12% to $80.3 million, or 5% excluding the favorable impact of foreign exchange.  The decrease was driven by reduced expenses following the completion of Blackwell integration and lower share-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Cash and Cash Equivalents balance was $68.2 million at the end of the first quarter of fiscal year 2010, compared with $46.9 million a year earlier. Cash Used for Operating Activities in the first quarter of fiscal year 2010 was $9.6 million compared with $25.7 million in the prior year principally due to the improvement in deferred revenue partially offset by discretionary pension contributions and the timing of income tax refunds. The improvement in deferred revenue reflects the timing of cash collections on journal subscriptions resulting from the resolution of previously disclosed billing delays, which shifted cash collection from fiscal year 2009 to fiscal year 2010, and subscription growth in STMS journals and WileyPLUS.

Cash Used for Investing Activities for the first quarter 2010 was $46.0 million compared to $57.5 million in the prior year. The Company invested $3.7 million in acquisitions of publishing assets and rights compared to $17.8 million in the prior year. Cash used for property, equipment and technology and product development increased $2.5 million due to increased spending principally for composition to support business growth. Projected product development and property, equipment and technology capital spending for fiscal year 2010 is forecast to be approximately $130 million and $50 million, primarily to enhance system functionality and drive future revenue growth.

Cash Provided by Financing Activities was $18.2 million in the first quarter of fiscal 2010, as compared to $70.3 million in the prior year period. The Company’s net debt (debt less cash and cash equivalents) decreased $91.9 million from July 31, 2008. Financing activities in both periods included net borrowings under the credit facility to finance operations, payments of dividends to shareholders and cash from stock option exercises. The decrease in cash proceeds from stock options reflects the lower stock option exercises compared to the prior year. The Company increased its quarterly dividend to shareholders by 7.7% to $0.14 per share versus $0.13 per share in the prior year.

The Company’s operating cash flow is affected by the seasonality of receipts from its STMS journal subscriptions and its Higher Education business.  Cash receipts for calendar year STMS subscription journals occur primarily from November through February. Sales primarily in the U.S. higher education market tend to be concentrated in June through August, and again in November through January. Due to this seasonality, the Company normally requires increased funds for working capital from May through September.

Global capital markets and credit markets have recently experienced increased volatility and disruption. At July 31, 2009 the Company had approximately $867.0 million of debt outstanding and approximately $407.7 million of unused borrowing capacity. The Company believes its operating cash flow together with existing credit facilities and other available debt financing are sufficient to meet its operating, investing and financing needs, although there can be no assurance that continued or increased volatility and disruption in the global capital markets will not impair our ability to access these markets on terms commercially acceptable to us or at all.

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

Interest Rates

The Company had approximately $867.0 million of variable rate loans outstanding at July 31, 2009, which approximated fair value.  On February 16, 2007, the Company entered into an interest rate swap agreement, designated as a cash flow hedge as defined under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  The hedge locked-in a portion of the variable interest due on a portion of the Term Loan. Under the terms of the interest rate swap, the Company pays a fixed rate of 5.076% and receives a variable rate of interest based on three month LIBOR (as defined) from the counter party which is reset every three months for a four-year period ending February 8, 2011. The notional amount of the rate swap was initially $660.0 million which will decline through February 8, 2011, based on the expected amortization of the Term Loan.  As of July 31, 2009, the notional amount of the rate swap was $400.0 million.

On October 19, 2007, the Company entered into an additional interest rate swap agreement designed by the Company as a cash flow hedge that locked-in a portion of the variable interest due on the Revolving Credit Facility.  Under the terms of this interest rate swap, the Company pays a fixed rate of 4.60% and receives a variable rate of interest based on three month LIBOR (as defined) from the counterparty which is reset every three months for a three-year period ending August 8, 2010.  The notional amount of the rate swap is $100.0 million.

It is management’s intention that the notional amount of interest rate swaps be less than the Term Loan and the Revolving Credit Facility outstanding during the life of the derivatives.  During the first three months of fiscal year 2010, the Company recognized a pretax loss on its hedge contracts of approximately $5.1 million which is reflected in interest expense.  At July 31, 2009, the aggregate fair value of the interest rate swaps was a net loss of $25.6 million which is included in Other Long Term Liabilities in the Condensed Consolidated Statement of Financial Position.  On an annual basis, a hypothetical one percent change in interest rates for the $367.0 million of unhedged variable rate debt as of July 31, 2009 would affect net income and cash flow by approximately $2.3 million.

Sales Return Reserves

Sales return reserves, net of estimated inventory and royalty costs, are reported as a reduction of accounts receivable in the Condensed Consolidated Statement of Financial Position and amounted to $53.9 million, $55.0 million and $55.2 million as of July 31, 2009 and 2008, and April 30, 2009, respectively.  The Company provides for sales returns based upon historical experience.  A change in the pattern of trends in returns could affect the estimated allowance.  On an annual basis, a hypothetical one percent change in the estimated sales return rate could affect net income by approximately $4.3 million.

Foreign Exchange Rates

The Company is exposed to foreign exchange movements primarily in British pound sterling, euros, Canadian and Australian dollars, and certain Asian currencies. The Statement of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses.  Adjustments resulting from translating net assets are reported as a separate component of accumulated other comprehensive income (loss) within shareholders’ equity under the caption currency translation adjustment.  The Company has significant investments in non-US businesses that are exposed to foreign currency risk.  During the first three months of fiscal year 2010, the Company recorded approximately $111.1 million of currency translation adjustments in other comprehensive income primarily as a result of the weakening of the U.S. dollar relative to the British pound sterling.  The U.S. dollar to British pound sterling exchange rate was 1.65 to 1.00 as of July 31, 2009 compared to 1.99 to 1.00 as of July 31, 2008 and 1.45 to 1.00 as of April 30, 2009. The U.S. dollar to euro exchange rate was 1.42 to 1.00 as of July 31, 2009 compared to 1.57 to 1.00 as of July 31, 2008 and 1.30 to 1.00 as of April 30, 2009.

Annually operations outside of the U.S generate approximately 50% of the Company’s net revenue.  Fluctuations in currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results.

Effective November 1, 2008, the Company changed its functional currency reporting basis for the non-Blackwell portion of the Company’s European STMS journal business from U.S. Dollar to local currency. As part of the integration of Blackwell and Wiley fulfillment systems and licensing practices, in the third quarter of fiscal year 2009 the Company began pricing journal revenue based on local currency in Europe.  Prior to the integration, journal revenue was principally priced and reported in U.S. Dollars. This change primarily impacted business denominated in Euros and Sterling.

Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our income statement as incurred. Under certain circumstances, the Company may enter into derivative financial instruments in the form of foreign currency forward contracts as a hedge against specific transactions, including inter-company purchases. There are no such instruments outstanding as of July 31, 2009. The Company does not use derivative financial instruments for trading or speculative purposes.

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

The Company’s book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 7% of total consolidated revenue, the top 10 book customers account for approximately 18% of total consolidated revenue and approximately 41% of accounts receivable at April 30, 2009.

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

Changes in Tax Legislation

The Company is subject to tax laws within the jurisdictions in which it does business. Changes in tax legislation could have a material impact on the Company’s financial results. There have been recent proposals to reform U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on earnings outside of the U.S.  A substantial portion of the Company’s income is earned outside the U.S. Although we cannot predict whether or in what form this proposed legislation will pass, if enacted it could have a material adverse impact to the Company’s net income, cash flow and financial position.

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

There were no changes in the Company’s internal controls over financial reporting during the first fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal year 2010, the Company did not make any purchases of Class A Common Stock under its stock repurchase program. As of July 31, 2009 the Company has authorization from its Board of Directors to purchase up to approximately 798,630 additional shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1 – Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2 – Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1 – 18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer

32.2 – 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

(b)	The following reports on Form 8-K were furnished to the Securities and Exchange Commission since the filing of the Company’s 10-K on June 24, 2009.

i.	Earnings release on the first quarter fiscal 2010 results issued on Form 8-K dated September 09, 2009 which included the condensed financial statements of the Company.

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

Dated: September 09, 2009