Form 10-Q
period 2009-12-04
WILEY JOHN & SONS, INC.
filed 2009-12-10
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]                    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended October 31, 2009                                                                                                                     Commission File No. 1-11507

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
YES [ ] NO [X]

The number of shares outstanding of each of the Registrant’s classes of Common Stock as of November 30, 2009 were:
Class A, par value $1.00 – 49,089,069
Class B, par value $1.00 – 9,595,495

This is the first page of a 36 page document

JOHN WILEY & SONS, INC.

INDEX

PART I	-	FINANCIAL INFORMATION	PAGE NO.

Item 1.		Financial Statements.

		Condensed Consolidated Statements of Financial Position - Unaudited as of October 31, 2009 and 2008, and April 30, 2009	3

		Condensed Consolidated Statements of Income - Unaudited for the three and six months ended October 31, 2009 and 2008	4

		Condensed Consolidated Statements of Cash Flows – Unaudited for the six months ended October 31, 2009 and 2008	5

		Notes to Unaudited Condensed Consolidated Financial Statements	6-14

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-24

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	25-27

Item 4.		Controls and Procedures	27

PART II	-	OTHER INFORMATION

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 5.		Submission of Matters to a Vote of Security Holders	28

Item 6.		Exhibits and Reports on Form 8-K	29

SIGNATURES AND CERTIFICATIONS			30

EXHIBITS			31-36

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - UNAUDITED
(In thousands)

	October 31,		April 30,
	2009	2008	2009
Assets:
Current Assets
Cash and cash equivalents	$61,127	$31,392	$102,828
Accounts receivable	229,302	217,179	178,550
Inventories	105,741	111,324	111,267
Prepaid and other	19,716	22,210	46,924
Total Current Assets	415,886	382,105	439,569

Product Development Assets	95,279	84,619	89,662
Property, Equipment and Technology	149,310	134,123	141,196
Intangible Assets	974,349	965,370	919,375
Goodwill	636,874	613,580	589,993
Deferred Income Tax Benefits	11,841	31,919	14,065
Other Assets	35,259	41,018	29,848
Total Assets	$2,318,798	$2,252,734	$2,223,708

Liabilities & Shareholders' Equity:
Current Liabilities
Accounts and royalties payable	$187,081	$174,794	$160,275
Deferred revenue	107,873	78,585	246,584
Accrued income taxes	5,771	3,912	4,281
Accrued pension liability	2,614	2,287	2,483
Other accrued liabilities	99,508	98,272	115,844
Current portion of long-term debt	78,750	57,535	67,500
Total Current Liabilities	481,597	415,385	596,967

Long-Term Debt	774,426	943,908	754,900
Accrued Pension Liability	80,231	79,796	90,621
Other Long-Term Liabilities	89,218	91,062	91,292
Deferred Income Tax Liabilities	190,364	189,305	176,412

Shareholders’ Equity
Class A & Class B common stock	83,191	83,191	83,191
Additional paid-in-capital	170,022	156,509	164,592
Retained earnings	949,287	849,727	892,542
Accumulated other comprehensive income (loss)	(135,019)	(202,073)	(258,398)
Treasury stock	(364,519)	(354,076)	(368,411)
Total Shareholders’ Equity	702,962	533,278	513,516
Total Liabilities & Shareholders' Equity	$2,318,798	$2,252,734	$2,223,708

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(In thousands except per share information)

	For The Three Months		For The Six Months
	Ended October 31,		Ended October 31,
	2009	2008	2009	2008

Revenue	$447,958	$431,941	$836,333	$833,648

Costs and Expenses
Cost of sales	138,770	136,527	260,306	263,886
Operating and administrative expenses	213,383	215,713	415,496	435,792
Intangible asset impairment	11,498	-	11,498	-
Amortization of intangibles	8,993	9,515	18,069	19,420
Total Costs and Expenses	372,644	361,755	705,369	719,098

Operating Income	75,314	70,186	130,964	114,550

Interest Expense	(8,903)	(13,312)	(17,826)	(26,297)
Foreign Exchange Losses	(938)	(3,561)	(10,693)	(4,019)
Interest Income and Other, net	111	895	256	6,004

Income Before Taxes	65,584	54,208	102,701	90,238
Provision For Income Taxes	19,327	14,098	29,567	19,909

Net Income	$46,257	$40,110	$73,134	$70,329

Income Per Share
Diluted	$0.78	$0.67	$1.24	$1.18
Basic	$0.79	$0.68	$1.26	$1.20

Cash Dividends Per Share
Class A Common	$0.14	$0.13	$0.28	$0.26
Class B Common	$0.14	$0.13	$0.28	$0.26

Average Shares
Diluted	59,235	59,772	59,166	59,839
Basic	58,238	58,585	58,202	58,541

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW – UNAUDITED
(In thousands)
	For The Six Months
	Ended October 31,
	2009	2008
Operating Activities
Net income	$73,134	$70,329
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	18,069	19,420
Amortization of composition costs	22,689	22,373
Depreciation of property, equipment and technology	19,383	16,525
Impairment of intangible assets (net of tax)	8,164	-
Stock-based compensation (net of tax)	4,729	7,516
Excess tax benefits from stock-based compensation	(319)	(3,731)
Foreign exchange transaction losses	10,693	4,019
Pension expense, net of contributions	(12,103)	4,165
Non-cash charges & other	56,003	42,357
Change in deferred revenue	(161,935)	(225,031)
Net change in operating assets and liabilities, excluding acquisitions	1,559	2,261
Cash Provided by (Used for) Operating Activities	40,066	(39,797)
Investing Activities
Additions to product development assets	(67,791)	(57,112)
Additions to property, equipment and technology	(20,408)	(18,133)
Acquisitions, net of cash acquired	(4,271)	(21,026)
Cash Used for Investing Activities	(92,470)	(96,271)
Financing Activities
Repayment of long-term debt	(382,500)	(141,400)
Borrowings of long-term debt	413,276	302,664
Purchase of Treasury Stock	-	(19,258)
Decrease in book overdrafts	(9,753)	(24,825)
Cash dividends	(16,389)	(15,345)
Proceeds from exercise of stock options and other	1,922	8,265
Excess tax benefits from stock-based compensation	319	3,731
Cash Provided by Financing Activities	6,875	113,832
Effects of Exchange Rate Changes on Cash	3,828	(5,683)
Cash and Cash Equivalents
Decrease for the Period	(41,701)	(27,919)
Balance at Beginning of Period	102,828	59,311
Balance at End of Period	$61,127	$31,392
Cash Paid During the Period for:
Interest	$16,608	$24,672
Income taxes, net	$2,648	$1,132

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of John Wiley & Sons, Inc., and Subsidiaries (the “Company”) as of October 31, 2009 and 2008, and results of operations for the three and six month periods ended October 31, 2009 and 2008, and cash flows for the six month periods ended October 31, 2009 and 2008. The results for the three and six months ended October 31, 2009 are not necessarily indicative of the results expected for the full year. These statements should be read in conjunction with the most recent audited financial statements contained in the Company’s Form 10-K for the fiscal year ended April 30, 2009.

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

2.	Recent Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “ASC”). The ASC has become the single source of accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB in the preparation of financial statements.  The ASC does not supersede the rules or regulations of the Securities and Exchange Commission (“SEC”), therefore, the rules and interpretive releases of the SEC continue to be additional sources of GAAP for the Company.  The Company adopted the ASC as of August 1, 2009 and has replaced all FASB references with ASC references. The ASC does not change GAAP and did not have an effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued guidance which is included in ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 provides a single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  In February 2008, the FASB agreed to a one-year delay of the fair value measurement requirement for certain nonfinancial assets and liabilities. The Company adopted ASC 820 as of May 1, 2008 for assets and liabilities not subject to the deferral (see Note 12) and as of May 1, 2009 for those nonfinancial assets and liabilities subject to the deferral.  The adoption did not have a significant impact on the Company’s consolidated financial statements or disclosures.

In December 2007, the FASB issued guidance which is included in ASC 805 “Business Combinations” (“ASC 805”) and is effective for acquisitions made on or after May 1, 2009.  ASC 805 expands the scope of acquisition accounting to all transactions under which control of a business is obtained.  Principally, ASC 805 requires that contingent consideration be recorded at fair value on the acquisition date and that certain transaction and restructuring costs be expensed. The Company adopted ASC 805 as of May 1, 2009 and is now accounting for all acquisitions made after the effective date under the standard.

In April 2008, the FASB issued guidance which is included in ASC 350-35 “Intangibles – Goodwill and Other – Subsequent Measurement” (“ASC 350-35”). The guidance in ASC 350-35 amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under ASC 350. The guidance requires an entity to consider its own experience with the renewal or extension of the terms of a contractual arrangement, consistent with its expected use of the asset.  The guidance also requires several incremental disclosures for renewable intangible assets.  Application of this standard will not significantly impact the process previously used by the Company to determine the useful life of intangible assets.  The Company adopted the guidance as of May 1, 2009 and is applying the guidance to intangible assets acquired after the effective date.

In December 2008, the FASB issued guidance which is included in ASC 715 “Compensation – Retirement Benefits” to require additional disclosures about assets held in an employer’s defined benefit pension and other postretirement plans.  The new disclosures are to provide an understanding of how investment allocations decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets.  The revised guidance will be effective for the Company as of April 30, 2010.  Since the revised guidance only requires additional disclosures about the Company’s pension and other postretirement plan assets, its adoption will not affect the Company’s financial position or results of operations.

In May 2009, the FASB issued guidance which is included in ASC 855 “Subsequent Events” (“ASC 855”).  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Although the standard is based on the same principles as those that previously existed for subsequent events, it includes a new required disclosure of the date through which an entity has evaluated subsequent events. The Company adopted the guidance in the first quarter of fiscal year 2010 and the adoption did not have a significant impact on the Company’s consolidated financial statements.  The Company has evaluated subsequent events through December 10, 2009, which is the date these financial statements were issued.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820), Measuring Liabilities at Fair Value” ("ASU 2009-05").  ASU 2009-05 provides clarification to entities that measure liabilities at fair value under circumstances where a quoted price in an active market is not available.  ASU 2009-05 is effective for the Company as of November 1, 2009.  The Company does not expect the application of this new standard to have a significant impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements”. ASC 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products and services separately rather than as a combined unit.  Specifically, this guidance amends the existing criteria for separating consideration received in multiple-deliverable arrangements, eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  The guidance also establishes a hierarchy for determining the selling price of a deliverable, which is based on vendor-specific objective evidence; third-party evidence; or management estimates.  Expanded disclosures related to the Company’s multiple-deliverable revenue arrangements will also be required.  The new guidance is effective for revenue arrangements entered into or materially modified on and after May 1, 2011.  The Company is currently assessing the impact that the new guidance will have on its consolidated financial statements.

There have been no other new accounting pronouncements issued that have had, or are expected to have a material impact on the Company’s consolidated financial statements.

3.	Share-Based Compensation

The Company has share-based compensation plans under which employees may be granted options to purchase shares of Company common stock at the fair market value at the time of grant.  In addition to stock options, the Company grants performance-based stock awards and restricted stock awards to certain management level employees.  The Company recognizes the fair value of share-based compensation in net income on a straight-line basis over the requisite service period. The measurement of performance for performance-based stock awards is determined based upon actual results for targets established three years in advance. In the third quarter of fiscal year 2009, the Company reduced the number of estimated restricted shares to be distributed under its long-term incentive plans based on the Company’s expected operating performance relative to targets previously established. The reduction in the number of shares expected to be issued resulted in a decrease in share-based compensation expense compared to the prior year periods. For the three months ended October 31, 2009 and 2008, the Company recognized share-based compensation expense, net of tax, of $3.0 million and $4.0 million, respectively.  For the six months ended October 31, 2009 and 2008, the Company recognized share-based compensation expense, net of tax, of $4.7 million and $7.5 million, respectively.

The following table provides share-based compensation data for awards issued by the Company as part of its annual grant:

	For the Six Months Ended October 31,
	2009	2008
Restricted Stock:
Awards granted (in thousands)	319	291
Weighted average fair market value of grant	$35.04	$47.55
Stock Options:
Awards granted (in thousands)	695	631
Weighted average fair market value of grant	$11.32	$15.30

The weighted average Black-Scholes fair value assumptions for stock option grants are as follows:
	For the Three and Six Months Ended October 31,
	2009	2008
Expected life of options (years)	7.8	7.7
Risk-free interest rate	3.3%	3.8%
Expected volatility	29.9%	25.2%
Expected dividend yield	1.6%	1.1%
Fair value of common stock on grant date	$35.04	$47.55

4.	Comprehensive Income (Loss)

Comprehensive income (loss) was as follows (in thousands):
	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2009	2008	2009	2008
Net income	$46,257	$40,110	$73,134	$70,329
Changes in other comprehensive income (loss):
Foreign currency translation adjustment	8,311	(220,397)	119,408	(217,488)
Change in unrecognized retirement costs, net of tax	868	202	(791)	1,235
Unrealized gain (loss) on interest rate swaps, net of tax	2,585	(2,413)	4,762	1,532
Comprehensive income (loss)	$58,021	$(182,498)	$196,513	$(144,392)

A reconciliation of accumulated other comprehensive income (loss) follows (in thousands):

	For the Three Months
	July 31, 2009	Change for Period	October 31, 2009
Foreign currency translation adjustment	$(91,926)	$8,311	$(83,615)
Unrecognized retirement (costs) credit, net of tax	(43,637)	868	(42,769)
Unrealized gain (loss) on interest rate swaps, net of tax	(11,220)	2,585	(8,635)
Total	$(146,783)	$11,764	$(135,019)

	For the Six Months
	April 30, 2009	Change for Period	October 31, 2009
Foreign currency translation adjustment	$(203,023)	$119,408	$(83,615)
Unrecognized retirement costs, net of tax	(41,978)	(791)	(42,769)
Unrealized gain (loss) on interest rate swaps, net of tax	(13,397)	4,762	(8,635)
Total	$(258,398)	$123,379	$(135,019)

5.	Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of net income per share follows (in thousands):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2009	2008	2009	2008
Weighted average shares outstanding	58,633	59,033	58,551	58,924
Less: Unearned restricted shares	(395)	(448)	(349)	(383)
Shares used for basic income per share	58,238	58,585	58,202	58,541
Dilutive effect of stock options and other stock awards	997	1,187	964	1,298
Shares used for diluted income per share	59,235	59,772	59,166	59,839

For the three and six months ended October 31, 2009, options to purchase Class A Common Stock of 2,891,663 and 3,521,960 have been excluded from the shares used for diluted income per share, as their inclusion would have been anti-dilutive. For both the three and six months ended October 31, 2008, options to purchase Class A Common Stock of 2,227,398 have been excluded.  In addition, for both the three and six months ended October 31, 2008, unearned restricted shares of 26,750 have been excluded as their inclusion would have been anti-dilutive.

6.	Inventories

Inventories were as follows (in thousands):

	As of October 31,		As of April 30,
	2009	2008	2009
Finished goods	$89,785	$90,013	$97,013
Work-in-process	8,003	12,780	9,507
Paper, cloth and other	12,179	13,036	9,002
	109,967	115,829	115,522
LIFO reserve	(4,226)	(4,505)	(4,255)
Total inventories	$105,741	$111,324	$111,267

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

 Segment information is as follows (in thousands):

	For The Three Months		For The Six Months
	Ended October 31,		Ended October 31,
	2009	2008	2009	2008
Revenue
Scientific, Technical, Medical and Scholarly	$250,772	$254,016	$480,225	$494,365
Professional/Trade	120,247	110,412	209,926	209,926
Higher Education	76,939	67,513	146,182	129,357
Total	$447,958	$431,941	$836,333	$833,648

Direct Contribution to Profit
Scientific, Technical, Medical and Scholarly	$95,498	$104,741	$189,403	$201,515
Professional/Trade	34,864	30,969	51,298	49,254
Higher Education	27,784	22,489	53,405	42,571
Total	$158,146	$158,199	$294,106	$293,340

Shared Services and Administration Costs
Distribution	$(27,419)	$ (29,353)	$(54,445)	$ (58,536)
Technology Services	(24,597)	(23,534)	(47,240)	(49,568)
Finance	(10,253)	(12,527)	(20,706)	(24,150)
Other Administration	(20,563)	(22,599)	(40,751)	(46,536)
Total	$(82,832)	$ (88,013)	$(163,142)	$(178,790)
Operating Income	$75,314	$70,186	$130,964	$114,550

8.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of October 31,		As of April 30,
	2009	2008	2009
Intangible assets with indefinite lives:
Brands and trademarks	$176,953	$176,567	$163,833
Acquired publishing rights	117,864	118,837	120,771
	$294,817	$295,404	$284,604

Net intangible assets with determinable lives:
Acquired publishing rights	$613,316	$603,080	$569,785
Customer relationships	54,778	53,079	52,896
Brands and trademarks	10,971	12,831	11,421
Covenants not to compete	467	976	669
	$679,532	$669,966	$634,771
Total	$974,349	$965,370	$919,375

The change in intangible assets at October 31, 2009 compared to October 31, 2008 and April 30, 2009 is primarily due to foreign exchange translation, net of amortization, and the impairment of GIT Verlag discussed in Note 9.

9.	Intangible asset impairment

GIT Verlag, a Business-to-Business German-language controlled circulation magazine business, was acquired by the Company in 2002.  The Company recently performed a strategic review of certain non-core businesses within the STMS reporting segment. This review led the Company to consider alternatives for GIT Verlag during the second quarter ended October 31, 2009, mostly based on the recent outlook for the print advertising business in German language publishing.  As a result of the review, the Company performed an impairment test on the intangible assets related to GIT Verlag which resulted in an $11.5 million pre-tax impairment reflected as a separate line in the Condensed Consolidated Statements of Income.

The Company is considering a variety of strategic alternatives including developing a plan to restructure the GIT Verlag business which may include a reduction of the number of journals published, and other cost initiatives. We estimate such a restructuring plan would cost approximately $2 million.

The Company conducted an impairment test of the acquired publication rights of GIT Verlag, which was classified as an indefinite-lived intangible asset, by comparing its carrying value to the fair value.  The fair value was determined using the income approach with a discounted cash flow technique. This technique relies upon Level 3 inputs (unobservable), which reflect use of the best available internal information, and also represents assumptions the Company believes other market participants would utilize in performing this valuation. These inputs primarily include the discount rate, estimated future financial performance, and an assumed residual value for the business.  Determining these inputs requires the Company’s management to make a number of judgments about assumptions and estimates that are highly subjective.  The Company determined the discount rate based on an estimate of a reasonable risk-adjusted return an investor would expect to realize on an investment in this business.  Estimates of future financial performance include estimates of future sales growth rates based on the Company’s knowledge of the business and operating cost inflation rates.

Concurrent with the strategic review and impairment, the Company has classified the remaining acquired publication rights as a definitive-lived intangible asset which will be amortized over a 10 year period.

10.	Income Taxes

The effective tax rates for the first six months of fiscal years 2010 and 2009 were 28.8% and 22.1%, respectively.  In the first quarter of fiscal year 2009 the Company released a previously accrued income tax reserve of approximately $3.2 million due to an income tax settlement with the tax authorities in non-US jurisdictions. Excluding the income tax settlement, the effective tax rate for the first six months ended October 31, 2008 was 25.6%.

11.	Retirement Plans

The components of net pension expense for the defined benefit plans were as follows (in thousands):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2009	2008	2009	2008
Service Cost	$2,878	$3,755	$5,720	$7,656
Interest Cost	6,172	5,945	12,246	12,225
Expected Return of Plan Assets	(4,991)	(5,603)	(9,903)	(11,530)
Net Amortization of Prior Service Cost	150	149	297	305
Recognized Net Actuarial Loss	931	696	1,852	1,409
Net Pension Expense	$5,140	$4,942	$10,212	$10,065

Employer pension plan contributions were $22.3 million and $5.8 million for the six months ended October 31, 2009 and 2008, respectively.

12.	Derivative Instruments and Hedging Activities

In March 2008, the FASB issued guidance which is included in ASC 815 “Derivatives and Hedging” (“ASC 815”). The guidance amends and expands the disclosure requirements of ASC 815, to provide an enhanced understanding of the use of derivative instruments, how they are accounted for under ASC 815, and their effect on financial position, financial performance and cash flows. The Company adopted the disclosure guidance in the first quarter of fiscal year 2010.

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

The Company had approximately $853.2 million of variable rate loans outstanding at October 31, 2009, which approximated fair value.  The Company maintains two interest rate swap agreements that are designated as cash flow hedges as defined under ASC 815.  As of October 31, 2009, these swap agreements have been evaluated as being fully effective.  As a result, there is no impact on the Company’s Condensed Consolidated Statements of Income for changes in the fair value of the interest rate swap.  Under ASC 815, fully effective derivative instruments that are designated as cash flow hedges have changes in their fair value recorded initially within Accumulated Other Comprehensive Income on the Condensed Consolidated Statements of Financial Position.  As interest expense is recognized based on the variable rate loan agreements, the corresponding deferred gains or losses on the interest rate swaps are reclassified from Accumulated Other Comprehensive Income to Interest Expense in the Condensed Consolidated Statements of Income.

On February 16, 2007 the Company entered into an interest rate swap agreement which fixed variable interest due on a portion of the Term Loan. Under the terms of the agreement, the Company pays a fixed rate of 5.076% and receives a variable rate of interest based on three month LIBOR (as defined) from the counter party which is reset every three months for a four-year period ending February 8, 2011. As of October 31, 2009 and 2008, the notional amount was $400 million and $615 million, respectively.   On October 19, 2007 the Company entered into an additional interest rate swap agreement which fixed a portion of the variable interest due on the Revolving Credit Facility.  Under the terms of this interest rate swap, the Company pays a fixed rate of 4.60% and receives a variable rate of interest based on three month LIBOR (as defined) from the counterparty which is reset every three months for a three-year period ending August 8, 2010.  As of October 31, 2009 and 2008, the notional amount of the rate swap was $100 million.  It is management’s intention that the notional amount of interest rate swaps be less than the Term Loan and the Revolving Credit Facility outstanding during the life of the derivatives.

The Company records the fair value of its interest rate swaps on a recurring basis using Level 2 inputs, which represent quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets. The fair value of the interest rate swaps as of October 31, 2009 and 2008 and April 30, 2009 was a net deferred loss of $22.2 million, $25.7 million and $28.2 million, respectively. As of October 31, 2009, approximately $4.2 million and $18.0 million of the deferred loss were recorded in Other Accrued Liabilities and Other Long-Term Liabilities on the Condensed Consolidated Statements of Financial Position, respectively. As of October 31, 2008 and April 30, 2009 the deferred loss was fully recorded within Other Long-Term Liabilities based on the maturity dates of the contracts. The gains (losses) recognized in Accumulated Other Comprehensive Income for the three months ended October 31, 2009 and 2008 were $2.6 million and $(2.4) million, respectively.  The gains recognized in Accumulated Other Comprehensive Income for the six months ended October 31, 2009 and 2008 were $4.8 million and $1.5 million, respectively. Losses that have been reclassified from Accumulated Other Comprehensive Income into Interest Expense on the Condensed Consolidated Statements of Income for the three months ended October 31, 2009 and 2008 were $5.7 million and $4.0 million, respectively. Losses that have been reclassified from Accumulated Other Comprehensive Income into Interest Expense on the Condensed Consolidated Statements of Income for the six months ended October 31, 2009 and 2008 were $10.8 million and $8.1 million, respectively.

In September 2009, the Company entered into forward exchange contracts to manage the Company’s exposure on certain euro denominated assets and liabilities within the United Kingdom.  Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Gains (Losses) on the Condensed Consolidated Statements of Income.  The Company did not designate these forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts.  Therefore, the forward exchange contracts are marked to market through Foreign Exchange Gains (Losses) on the Condensed Consolidated Statements of Income, and are carried at their fair value in the Prepaid and Other line item on the Condensed Consolidated Statements of Financial Position.  Accordingly, fair value changes in the forward exchange contracts substantially mitigate the changes in the value of the remeasured foreign currency denominated assets and liabilities attributable to changes in foreign currency exchange rates. As of October 31, 2009, the fair value of the forward exchange contracts was approximately $0.1 million, which is measured on a recurring basis using Level 2 inputs.  As of October 31, 2009, the total notional amount of the foreign currency forward contracts in U.S. dollars were approximately $23.8 million.

13.	Interest Income and Other, Net

Included in interest income and other for the six months ended October 31, 2008 is a $4.6 million ($0.08 per diluted share) non-recurring insurance receipt.

14.	Foreign Exchange Losses

Losses on foreign currency transactions for the second quarter and six months ended October 31, 2009 and 2008 were $0.9 million and $10.7 million and $3.6 million and $4.0 million, respectively. The foreign currency transaction losses in the second quarter and six-month periods of fiscal year 2009 was primarily due to the strengthening of the U.S. dollar against U.S. dollar third party loans and intercompany payables maintained in non-U.S. locations during that period.  The increase in foreign currency transaction losses for the first quarter of fiscal year 2010 was primarily due to the revaluation of U.S. dollar cash balances held by the Company’s U.K. operations.  Since these amounts were held in U.S. dollars, the transaction loss did not represent an economic loss to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – SECOND QUARTER ENDED OCTOBER 31, 2009

Revenue for the second quarter of fiscal year 2010 increased 4% to $448.0 million, or 3% excluding the favorable impact of foreign exchange.  Excluding foreign exchange, the growth was driven by Professional/Trade (“P/T”) and Higher Education (“HE”), partially offset by a decline in Scientific, Technical, Medical and Scholarly (“STMS”) due to the timing of journal publications and lower advertising revenue.

Gross profit margin for the second quarter of fiscal year 2010 of 69.0% was 0.6% higher than the prior year, or 0.3% excluding the favorable impact of foreign exchange.  Increased sales of higher margin digital products and lower inventory provisions in Higher Education were partially offset by higher royalty advance provisions in P/T.

Operating and administrative expenses for the second quarter of fiscal year 2010 of $213.4 million were 1% lower than the prior year, or 1% higher excluding the favorable impact of foreign exchange.  The increase excluding foreign exchange was mainly due to a planned increase in STMS and HE editorial and production costs to support business growth; higher accrued incentive compensation expense and higher depreciation due to increased technology investments, partially offset by lower journal distribution costs reduced expenses following the completion of Blackwell integration and cost savings initiatives.

GIT Verlag, a Business-to-Business German-language controlled circulation magazine business, was acquired by the Company in 2002.  The Company recently performed a strategic review of certain non-core businesses within the STMS reporting segment. This review led the Company to consider alternatives for GIT Verlag during the second quarter ended October 31, 2009, mostly based on the recent outlook for the print advertising business in German language publishing.  As a result of the review, the Company performed an impairment test on the intangible assets related to GIT Verlag which resulted in an $11.5 million pre-tax impairment reflected as a separate line in the Condensed Consolidated Statements of Income.  The Company is considering a variety of strategic alternatives including developing a plan to restructure the GIT Verlag business which may include a reduction of the number of journals published, and other cost initiatives. We estimate such a restructuring plan would cost approximately $2 million.

Operating income for the second quarter of fiscal year 2010 increased 7% to $75.3 million, or 11% excluding the favorable impact of foreign exchange and the impairment charge.  The increase excluding foreign exchange and the impairment charge was driven by higher P/T and HE revenue, partially offset by higher operating and administrative expenses.

Interest expense decreased $4.4 million to $8.9 million principally due to lower interest rates.  Losses on foreign currency transactions for the second quarters ended October 31, 2009 and 2008 were $0.9 million and $3.6 million, respectively.  The losses incurred in fiscal year 2009 were primarily due to the strengthening of the U.S. dollar in the prior year against U.S. dollar third party loans and intercompany payables maintained in non-U.S. locations during that period.

The effective tax rate for the second quarter of fiscal year 2010 was 29.5% as compared to 26.0% in the prior year period.  The increase in the effective tax rate was principally due to lower foreign tax benefits and a non taxable insurance receipt in the prior year.

Earnings per diluted share for the second quarters ended October 31, 2009 and 2008 was $0.78 and $0.67, respectively, while net income for the same periods was $46.3 million and $40.1 million, respectively.  Excluding the favorable effects of foreign exchange transaction and translation gains of approximately $0.13 per share and the impairment charge of approximately $0.14 per share, earnings per share increased 18% to $0.79 per share.

Throughout this report, references to amounts “excluding foreign exchange” and “currency neutral” exclude both foreign currency translation effects and transactional gains and losses.

Second Quarter Segment Results

As of May 1, 2009, the Company transferred management responsibility and reporting for certain textbooks from the Professional/Trade segment to the Higher Education segment. All prior year periods have been restated for comparability.  These changes had no impact on Wiley’s consolidated revenue, net income or earnings per share.

Scientific, Technical, Medical and Scholarly (STMS):

Global STMS revenue for the second quarter of fiscal year 2010 declined 1% to $250.8 million, or 3% excluding the favorable impact of foreign exchange.  The negative impact of the timing of journal publications, lower individual subscription revenue and lower advertising revenue were partially offset by increased backfile and journal reprint revenue.

Direct contribution to profit for the second quarter of fiscal year 2010 decreased 9% to $95.5 million, or 5% on a currency neutral basis excluding the $11.5 million charge related to the GIT Verlag impairment recorded in the second quarter of fiscal year 2010.  The decline excluding the impairment charge and the impact of foreign exchange reflects the top-line results and increased costs to support new business, partially offset by lower accrued incentive compensation and cost savings initiatives.

Calendar Year 2010 Journal License Renewals

In the US, Wiley completed journal license renewals with several key library consortia.  While government agency customers have been cautious regarding their 2010 budgets, corporate journal renewals have improved.  Leading indicators in EMEA are positive, particularly in the UK, France, Austria, Russia, Germany, Spain, Italy and most of Eastern Europe.  Market conditions are difficult in Greece and Ireland.   In the Asia-Pacific region, new licenses have been concluded with several consortia in Australia, Japan, Korea and Taiwan.

Journals

For the quarter, journal revenue declined 1% to $202.1 million, or 4% excluding the favorable impact of foreign exchange. The decline was mainly due to the negative impact of the timing of journal publications, lower individual subscriptions and lower advertising revenue.  Other journal income, such as backfiles, ArticleSelect and commercial reprints increased.

Due to the fact that the majority of the Company’s journal subscriptions are licensed on a calendar year basis, the Company also monitors and analyzes its journal subscription revenue on that basis.  Journal subscription revenue increased 6% on a currency neutral basis for the ten-month calendar period ended October 31, 2009.

Society Journal Activity
•	10 New signings
•	12 Renewed/extended contracts
•	0 Contracts not renewed

Key New Journals
•
Four academic journals of the Royal Pharmaceutical Society of Great Britain, which were previously self-published (Journal of Pharmacy and Pharmacology, International Journal of Pharmacy Practice, Focus on Alternative and Complementary Therapies, and Journal of Pharmaceutical Health Services Research)

•	Equine Veterinary Journal and Equine Veterinary Education, previously self- published by the British Equine Veterinary Association
•	Contemporary Accounting Research and Accounting Perspectives, previously self-published by the Canadian Academic Accounting Association
•	Steel Research International on behalf of the German Steel Makers Association

Books and Reference

Books and reference revenue for the quarter declined 4% to $45.4 million, or was flat excluding the unfavorable impact of foreign exchange.  Approximately $0.9 million of the revenue decline relates to books transferred to HE during the current fiscal year.  In addition, a sales return reserve was released in the prior year period.  On a currency neutral basis and excluding the effect of these items, books and reference revenue grew 5%.

Alliances
•
An agreement was signed during the quarter with Chemical Industry Press (Beijing, China) to publish a co-branded Wiley-CIP series imprint.  The collaboration will focus on a series of English-language advanced textbooks and reference books for a global readership of post-graduates, researchers and practitioners in engineering, materials science and chemistry, with the potential to expand into other areas.

•
An agreement was signed during the quarter with Scrivener Publishing, an engineering book publisher, to co-publish and distribute their books globally.  The program will publish 15-20 books per year.  The target market includes researchers in the technical and applied sciences.

Nobel Laureates
•	Two of the three winners of the 2009 Nobel Prize in Chemistry (Professors Thomas Steitz and Ada Yonath) are Wiley authors
•	The Nobel Prize for Economics (the Sveriges Riksbank Prize in Economic Sciences) was awarded jointly to Professors Elinor Ostrom and Oliver Williamson, both of whom are Wiley authors
•
Two of the three winners of the Nobel Prize in Physiology or Medicine for 2009 (Professors Elizabeth Blackburn and Carol Greider) previously received the Wiley Prize in Biomedical Sciences.  Since the Wiley Prize was launched in 2002, five winners have gone on to win the Nobel Prize or the Lasker Prize

Professional/ Trade (P/T):

Global P/T revenue for the second quarter of fiscal year 2010 increased 9% to $120.2 million, or 10% excluding the unfavorable impact of foreign exchange.  Sales growth was strongest in the US, UK, Germany and Australia.  In Asia, double-digit sales growth was recorded in China, Malaysia, the Philippines and Thailand, partially offset by softness in Hong Kong and India.  Categories experiencing the most growth include consumer, business, architecture, psychology and education.  Noteworthy drivers include the new Meredith and GMAC agreements, Food Network TV authors, Cliffsnotes and ebooks. The new agreements contributed approximately $3.0 million to current period results.  Retail sell-through is improving, while inventory levels increased at some major accounts in anticipation of the holiday season.

Direct contribution to profit for the second quarter of fiscal year 2010 increased 13% to $34.9 million, or 14% excluding the unfavorable impact of foreign exchange principally driven by higher revenue and cost savings initiatives.

Notable Alliances
•
The Great Place to Work® Institute and Wiley will collaborate on a training package and two books. The Institute has been developing the annual “FORTUNE 100 Best Companies to Work For” list for twenty years and is known around the world for its research-based models and accessible best practices.

Notable New Books
•
Business and Finance: Erik Qualman, Socialnomics: How Social Media Transforms the Way We Live and Do Business; Chris Brogan and Julien Smith, Trust Agents: Using the Web to Build Influence, Improve Reputation, and Earn Trust; Brian Halligan, Dharmesh Shah and David Meerman Scott, Inbound Marketing: Get Found Using Google, Social Media and Blogs; David Borgenicht and Mark Joyner, The Worst-Case Scenario Business Survival Guide; Marc Benioff and Carlye Adler, Behind the Cloud: The Untold Story of How Salesforce.com Went from Idea to Billion-Dollar Company and Revolutionized an Industry, which debut October 29 at #12 on the Wall Street Journal non-fiction bestseller list.  In leadership, Wiley published Seven Lessons for Leading in a Crisis by Harvard Business School professor and former Medtronic Chairman Bill George, which was on the Wall Street Journal business books bestseller list for five consecutive weeks.  Peter Schiff's Crash Proof 2.0 hit major bestseller lists in the second quarter, including the New York Times Business and Wall Street Journal lists.

•
Psychology: Essentials of WAIS®-IV Assessment edited by Elizabeth O. Lichtenberger and Alan S. Kaufman and Handbook of Neuroscience for the Behavioral Sciences edited by Gary G. Berntson (Ohio State University) and John T. Cacioppo.

•
Technology: Windows 7 For Dummies by Andy Rathbone; Windows 7 All-In-One For Dummies by Woody Leonhard; and Window7 Secrets by Paul Thurott, which has been on Amazon’s Top 100 computer and Internet list every day since it published.  Released in October with the print book, the Windows 7 For Dummies DVD is a 120-minute instructional video that outlines the new features of the operating system.  Released in October, the iPhone Developer Reader is a mobile application that allows users to read books on their iPhone.  In addition to having the content in a portable format, the device allows users to copy and share programming code from the book, bookmark and highlight passages and view images at full screen size.

•	Education: Feeding Baby Green by Dr. Alan Greene, the follow-up to Raising Baby Green
•
Consumer: Cracking Codes & Cryptograms For Dummies leverages the release of Dan Brown’s The Lost Symbol; the CliffsNotes imprint released Defining New Moon, an innovative book that teaches standardized test vocabulary words through the blockbuster novel New Moon.  The second and third books in Wiley’s agreement with the GMAC were published.

•
Culinary:  The quarter featured books by top Food Network stars: Ellie Krieger’s So Easy and Sandra Lee’s Weeknight Wonders, Money-Saving Slow Cooking and Cocktail Time.  Other key books included Rose Levy Beranbaum’s Rose’s Heavenly Cakes, Marcus Samuelsson’s New American Table, Paula Wolfert’s Mediterranean Clay Pot Cooking, Mark Peel’s New Classic Family Dinners and Weight Watchers New Complete Cookbook, Momentum edition.

•
Architecture:  Form and Forces, a new book by best-selling author Edward Allen, released in September.    In September, Wiley published the 3rd edition of Francis D.K. Ching’s Building Codes Illustrated, co-branded with the International Code Council.

Online Initiatives/eBooks
•
Frommer’s Unlimited launched Frommer’s destination guides on Canada.com; unveiled destination guides on the UK meta search engine Travelsupermarket; created custom leisure and business events for a high-profile British Airways ad campaign microsite; launched an innovative trip planning tool with Eurostar; and integrated multilingual events content and weather charts into an Air France desktop widget.

•
eBook agreements were signed with Barnes and Noble (Nook), EBooks.com, Ingram Digital and Scrollmotion (Apple’s preferred eBook vendor).  Existing agreements include Amazon (Kindle), Sony (eReader) and Mobipocket.

Higher Education:

Global HE revenue increased 14% to $76.9 million in the second quarter of fiscal year 2010 including and excluding favorable foreign exchange.  Strong growth occurred in every region and in every subject category.  Contributing to the results were a strong frontlist, particularly in accounting and mathematics, increased enrollment, WileyPLUS, custom publishing and approximately $0.9 million of incremental revenue associated with books transferred from STMS to Higher Education.

Direct contribution to profit for the second quarter of fiscal year 2010 increased 24% to $27.8 million reflecting the top-line results and margin improvement due to increased sales of higher margin digital products.

Second Quarter Results by Subject Category
•
In Business and Accounting, revenue exceeded prior year by 8%.  A strong accounting frontlist continues to drive growth, specifically. Kieso: Intermediate Accounting 13e, Kimmel: Financial Accounting 5e and Weygandt: Accounting Principles 9e.

•	In Engineering and Computer Science, revenue exceeded prior year by 29%. Key books included Munson: Fluid Mechanics, Turban: Information Management and Fitzgerald: Data Communications.
•	In Mathematics and Statistics, revenue exceeded prior year by 28%. Key books included Hughes Hallett: Calculus, Anton: Calculus, Boyce: Elementary Differential Equations and Young: College Algebra
•	In Sciences, revenue exceeded prior year by 7%. Growth was attributed to Cutnell: Physics, Berg: Visualizing Environmental Science and Jenkins: Anatomy and Physiology.
•	In Social Sciences, revenue exceeded prior year by 24%. Key books included Huffman: Psychology, deBlij: Concepts Geography, Kring: Abnormal Psychology and Lucas Murillo: Con Brio – Beginning Spanish.

WileyPLUS and eTextbooks
•	Deferred WileyPLUS revenue as of October 31, 2009 was approximately $9.0 million
•	Digital-only sales represent approximately one-third of WileyPLUS sales
•	In Asia, the number of students using WileyPLUS increased significantly
•	Wiley eTextbook sales are up significantly through CourseSmart. Over 500 Wiley HE books are now available through the online textbook distributer

Notable Alliances
•
National Geographic Society (NGS):  Pilot program signed for custom initiative that will allow customers to choose from over 100 additional pieces of NGS magazine articles and some maps. Customers can combine them with Wiley’s Geosciences books to create a more customized and engaging learning solution for instructors and students.

•	Microsoft Official Academic Course (MOAC) revenue exceeded prior year by 28%, led by operating systems and server books.

RFID Project
•	Many of Wiley’s textbooks will now contain embedded Radio Frequency Identification (RFID) tags that will:
•	Increase bookstore sell-through by reducing the supply of reimported, pirated, hurt and comp copies;
•	Enhance business intelligence to enforce returns policy such as no-return agreements and returns attempted after our stated returns period;
•
Improve customer experience by reducing shipping errors.  The presence of RFID hardware and systems in Wiley’s distribution centers will enable us to validate the contents of shipments as they are fulfilled, thereby reducing shipping errors and the costs associated with correcting them.

Shared Services and Administrative Costs:

Shared services and administrative costs for the second quarter of fiscal year 2010 decreased 6% to $82.8 million, or 4% excluding the favorable impact of foreign exchange.  The decrease was driven by lower journal distribution costs; reduced expenses following the completion of the Blackwell integration; and lower share-based compensation, partially offset by higher depreciation and license fees due to increased technology investments.

RESULTS OF OPERATIONS – SIX MONTHS ENDED OCTOBER 31, 2009

Revenue for the first half of fiscal year 2010 of $836.3 million was flat with the prior year period, or increased 2% excluding the unfavorable impact of foreign exchange.  Excluding foreign exchange, the growth was driven by Higher Education and P/T, partially offset by a decline in STMS revenue.

Gross profit margin for the first half of fiscal year 2010 of 68.9% was 0.5% higher than the prior, or flat excluding the favorable impact of foreign exchange.  Increased sales of higher margin digital products and lower inventory provisions in Higher Education were partially offset by higher royalty advance provisions in P/T.

Operating and administrative expenses for the first half of fiscal year 2010 of $415.5 million were 5% lower than the prior year, or flat excluding the favorable impact of foreign exchange.  Excluding foreign exchange, higher planned STMS and HE editorial and production costs to support business growth; higher depreciation due to increased technology investments and a $2.0 million bankruptcy recovery in the prior year, were offset by lower journal distribution costs; reduced expenses following the completion of Blackwell integration; lower share-based compensation expense and cost savings initiatives.

GIT Verlag, a Business-to-Business German-language controlled circulation magazine business, was acquired by the Company in 2002.  The Company recently performed a strategic review of certain non-core businesses within the STMS reporting segment. This review led the Company to consider alternatives for GIT Verlag during the second quarter ended October 31, 2009, mostly based on the recent outlook for the print advertising business in German language publishing.  As a result of the review, the Company performed an impairment test on the intangible assets related to GIT Verlag which resulted in an $11.5 million pre-tax impairment reflected as a separate line in the Condensed Consolidated Statements of Income.  The Company is considering a variety of strategic alternatives including developing a plan to restructure the GIT Verlag business which may include a reduction of the number of journals published, and other cost initiatives. We estimate such a restructuring plan would cost approximately $2 million.

Operating income for the first half of fiscal year 2010 increased 14% to $131.0 million, or 13% excluding the favorable impact of foreign exchange and the impairment charge.  The increase excluding foreign exchange and the impairment charge was principally driven by higher P/T and HE revenue.

Interest expense decreased $8.5 million to $17.8 million.  Lower interest rates contributed approximately $6.9 million towards the improvement, while lower outstanding debt contributed approximately $1.6 million.  The first half of fiscal year 2009 included a favorable $4.6 million ($0.08 per share) insurance settlement reported as Interest Income and Other.  Losses on foreign currency transactions for the six months ended October 31, 2009 and 2008 were $10.7 million and $4.0 million, respectively.  The foreign currency transaction losses as of October 31, 2009 were primarily due to the revaluation of U.S. dollar cash balances held by the Company’s U.K. operations.  Since these amounts were held in U.S. dollars, the transaction loss did not represent an economic loss to the Company. Losses for the six months ended October 31, 2008 were mainly due to strengthening of the U.S. dollar in the prior year against U.S. dollar third party loans and intercompany payables maintained in non-U.S. locations during that period.

The effective tax rate for the first half of fiscal year 2010 was 28.8% compared to 22.1% in the prior year period.  The effective tax rate for the first half of fiscal year 2009 includes the reversal of a previously accrued income tax reserve of approximately $3.2 million ($0.05 per share) due to an income tax settlement with tax authorities in non-U.S. jurisdictions.  The Company’s effective tax rate for the first half of fiscal year 2009 excluding the reversal was approximately 25.6%.  The increase in the effective tax rate excluding the reversal, was principally due to lower foreign tax benefits and a non-taxable insurance receipt received in the prior year period.

Earnings per diluted share for the six months ended October 31, 2009 and 2008 was $1.24 and $1.18, respectively, while net income for the same periods was $73.1 million and $70.3 million, respectively.  On a currency neutral basis and excluding the impairment charge of approximately $0.14 per share from the current year; and the insurance settlement of $0.08 per share and the income tax reserve reversal of $0.05 per share in the prior year, earnings per share increased 24% to $1.29 per share.

Throughout this report, references to amounts “excluding foreign exchange” and “currency neutral” exclude both foreign currency translation effects and transactional gains and losses.

Segment Results for the Six months Ended October 31, 2009

As of May 1, 2009, the Company transferred management responsibility and reporting for certain textbooks from the Professional/Trade segment to the Higher Education segment. All prior year periods have been restated for comparability.  These changes had no impact on Wiley’s consolidated revenue, net income or earnings per share.

Scientific, Technical, Medical and Scholarly (STMS):

Global STMS revenue for the first half of fiscal year 2010 decreased 3% to $480.2 million, or 1% excluding the unfavorable impact of foreign exchange.  The decline was driven by lower advertising and backfile revenue, partially offset by growth, net of timing, in journal subscription revenue and increased sales of rights and journal reprints.

Direct contribution to profit for the first half of fiscal year 2010 decreased 6% to $189.4 million, or 5% excluding the $11.5 million charge related to the GIT Verlag impairment recorded in the second quarter of fiscal year 2010 and the favorable impact of foreign exchange.  The decline was driven by lower revenue, increased costs to support new business and a $2.0 million bad debt recovery in the first quarter of fiscal year 2009, partially offset by cost savings initiatives and lower accrued incentive compensation.

Journals

For the first six months of fiscal year 2010, journal revenue declined 1% to $392.9 million, or was flat excluding the unfavorable impact of foreign exchange.  Growth in journal subscription revenue and other journal publishing revenue were offset by lower advertising and backfile revenue.

Due to the fact that the majority of the Company’s journal subscriptions are licensed on a calendar year basis, the Company also monitors and analyzes its journal subscription revenue on that basis.  Journal subscription revenue increased 6% on a currency neutral basis for the ten-month calendar period ended October 31, 2009.

Books and Reference

Books and reference revenue for the first six months of fiscal year 2010 declined 12% to $81.2 million, or 6% excluding the unfavorable impact of foreign exchange.  The decrease is principally due to a sales return reserve release in the prior year period and the transfer of certain books to Higher Education in the current fiscal year for approximately $1.5 million. On a currency neutral basis and excluding the effect of these items, books and reference revenue was flat with the prior year period.

Professional/ Trade (P/T):

Global P/T revenue for the first half of fiscal year 2010 of $209.9 million was flat with the prior year period, or improved 2% excluding the unfavorable impact of foreign exchange.  Growth occurred in all regions as strong second quarter results due to increased sell-through at major accounts were partially offset by a weak first quarter in the current year.  In addition, new publishing agreements with Meredith and GMAC contributed approximately $5.0 million towards the improvement.

Direct contribution to profit for the first half of fiscal year 2010 increased 4% to $51.3 million, or 7% excluding the unfavorable impact of foreign exchange.  The growth reflects the top-line results and cost savings initiatives, partially offset by accrued incentive compensation.

Higher Education:

Global HE revenue for the first half of fiscal year 2010 increased 13% to $146.2 million, or 15% excluding the unfavorable impact of foreign exchange.  Strong growth was reported in all regions and all subject categories.    Excluding revenue associated with books transferred from STMS to HE and unfavorable foreign exchange, revenue growth for the first half of fiscal year 2010 was 14%.

Direct contribution to profit increased 25% to $53.4 million, or 28% excluding the unfavorable impact of foreign exchange mainly due to top-line results.

First Half Results by Subject Category
•
In Business and Accounting, revenue exceeded prior year by 15%.  A strong accounting frontlist continues to drive growth, specifically. Kieso: Intermediate Accounting 13e, Kimmel: Financial Accounting 5e and Weygandt: Accounting Principles 9e.

•	In Engineering and Computer Science, revenue exceeded prior year by 24%. Key books included Munson: Fluid Mechanics, Turban: Information Management and Fitzgerald: Data Communications.
•	In Mathematics and Statistics, revenue exceeded prior year by 37%. Key books included Hughes Hallett: Calculus, Anton: Calculus, Boyce: Elementary Differential Equations and Young: College Algebra
•	In Sciences, revenue exceeded prior year by 7%. Growth was attributed to Cutnell: Physics, Berg: Visualizing Environmental Science and Jenkins: Anatomy and Physiology.
•	In Social Sciences, revenue exceeded prior year by 21%. Key books included Huffman: Psychology, deBlij: Concepts Geography, Kring: Abnormal Psychology and Lucas Murillo: Con Brio – Beginning Spanish.

WileyPLUS and eTextbooks
•	Global year-to-date billings increased 43% over prior year
•	Deferred WileyPLUS revenue as of October 31, 2009 was approximately $9.0 million

Shared Services and Administrative Costs:

Shared services and administrative costs for the first half of fiscal year 2010 decreased 9% to $163.1 million, or 5% excluding the favorable impact of foreign exchange.  The decrease was driven by lower journal distribution costs; reduced expenses following the completion of Blackwell integration; lower share-based compensation and cost contingency initiatives partially offset by higher depreciation and license fees due to increased technology investments.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Cash and Cash Equivalents balance was $61.1 million at the end of the second quarter of fiscal year 2010, compared with $31.4 million a year earlier.

Cash Provided by Operating Activities in the first half of fiscal year 2009 was $40.1 million compared with a use of $39.8 million in the prior year principally due to the improvement in deferred revenue, higher earnings and non-cash charges and provisions partially offset by higher discretionary pension contributions. The improvement in deferred revenue reflects the timing of cash collections on journal subscriptions resulting from the resolution of previously disclosed billing delays, which shifted cash collection from fiscal year 2009 to fiscal year 2010, as well as the favorable timing of the 2010 calendar year subscription collections and WileyPLUS subscriptions. Cash provided by Changes in Operating Assets and Liabilities included higher accounts receivable, reflecting higher book revenue partially offset by improved cash collections, lower inventory, and higher royalty and income taxes payable.

Cash Used for Investing Activities for the first six months of fiscal year 2010 was $92.5 million compared to $96.3 million in the prior year. The Company invested $4.3 million in acquisitions of publishing assets and rights compared to $21.0 million in the prior year. The first six months of fiscal year 2010 included approximately $88.2 million invested in product development and property, plant and equipment compared to $75.2 million last year.  This increase primarily reflects higher spending on royalty advances and composition to support business growth as well as spending on computer software. Projected product development and property, equipment and technology capital spending for fiscal year 2010 is forecast to be approximately $130.0 million and $50.0 million, respectively, primarily to enhance system functionality and drive future revenue growth.

Cash Provided by Financing Activities was $6.9 million in the first half of fiscal 2010, as compared to $113.8 million in the prior year period. The Company’s net debt (debt less cash and cash equivalents) decreased $178.0 million from October 31, 2008. Financing activities in both periods included net borrowings under the credit facility to finance operations, payments of dividends to shareholders and cash from stock option exercises. The decrease in cash proceeds from stock options reflects the lower volume of stock option exercises compared to the prior year. The Company increased its quarterly dividend to shareholders by 7.7% to $0.14 per share versus $0.13 per share in the prior year.  The Company did not repurchase any treasury shares in the first half of fiscal 2010 versus $19.3 million spent in the prior year period.

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

Global capital markets and credit markets have recently experienced increased volatility and disruption. At October 31, 2009 the Company had approximately $853.2 million of debt outstanding and approximately $404.7 million of unused borrowing capacity. The Company believes its operating cash flow together with existing credit facilities and other available debt financing are sufficient to meet its operating, investing and financing needs, although there can be no assurance that continued or increased volatility and disruption in the global capital markets will not impair our ability to access these markets on terms commercially acceptable to us or at all.

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

Interest Rates

The Company had approximately $853.2 million of variable rate loans outstanding at October 31, 2009, which approximated fair value.  On February 16, 2007, the Company entered into an interest rate swap agreement, designated as a cash flow hedge as defined under ASC 815.  The hedge locked-in a portion of the variable interest due on a portion of the Term Loan. Under the terms of the interest rate swap, the Company pays a fixed rate of 5.076% and receives a variable rate of interest based on three month LIBOR (as defined) from the counter party which is reset every three months for a four-year period ending February 8, 2011. The notional amount of the rate swap was initially $660.0 million which will decline through February 8, 2011, based on the expected amortization of the Term Loan.  As of October 31, 2009, the notional amount of the rate swap was $400.0 million.

 On October 19, 2007, the Company entered into an additional interest rate swap agreement designated by the Company as a cash flow hedge that locked-in a portion of the variable interest due on the Revolving Credit Facility.  Under the terms of this interest rate swap, the Company pays a fixed rate of 4.60% and receives a variable rate of interest based on three month LIBOR (as defined) from the counterparty which is reset every three months for a three-year period ending August 8, 2010.  The notional amount of the rate swap is $100.0 million.

It is management’s intention that the notional amount of interest rate swaps be less than the Term Loan and the Revolving Credit Facility outstanding during the life of the derivatives.  During the three and six months ended October 31, 2009, the Company recognized a pretax loss on its hedge contracts of approximately $5.7 million and $10.8 million, respectively, which is reflected in Interest Expense in the Condensed Consolidated Statements of Income.  At October 31, 2009, the aggregate fair value of the interest rate swaps was a net deferred loss of $22.2 million. Approximately $4.2 million and $18.0 million of the deferred loss is included in Other Accrued Liabilities and Other Long-Term Liabilities in the Condensed Consolidated Statement of Financial Position, respectively. On an annual basis, a hypothetical one percent change in interest rates for the $353.2 million of unhedged variable rate debt as of October 31, 2009 would affect net income and cash flow by approximately $2.2 million.

Foreign Exchange Rates

Annually, operations outside of the U.S generate approximately 50% of the Company’s net revenue.  Fluctuations in currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is primarily exposed to movements in British pound sterling, euros, Canadian and Australian dollars, and certain Asian currencies. The Statement of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses.  Adjustments resulting from translating net assets are reported as a separate component of accumulated other comprehensive income (loss) within shareholders’ equity under the caption foreign currency translation adjustment.  The Company has significant investments in non-US businesses that are exposed to foreign currency risk.  During the first six months of fiscal year 2010, the Company recorded approximately $119.4 million of currency translation adjustments in other comprehensive income primarily as a result of the weakening of the U.S. dollar relative to the British pound sterling.

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

Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in the Condensed Consolidated Statements of Income as incurred. Under certain circumstances, the Company may enter into derivative financial instruments in the form of foreign currency forward contract to hedge against specific transactions, including intercompany purchases and loans. The Company does not use derivative financial instruments for trading or speculative purposes.

In September 2009, the Company entered into forward exchange contracts to manage the Company’s exposure on certain euro denominated assets and liabilities within the United Kingdom.  Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Gains (Losses) on the Condensed Consolidated Statements of Income.  The Company did not designate these forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts.  Therefore, the forward exchange contracts are marked to market through Foreign Exchange Gains (Losses) on the Condensed Consolidated Statements of Income, and are carried at their fair value in the Prepaid and Other line item on the Condensed Consolidated Statements of Financial Position.  Accordingly, fair value changes in the forward exchange contracts substantially mitigate the changes in the value of the remeasured foreign currency denominated assets and liabilities attributable to changes in foreign currency exchange rates. As of October 31, 2009, the fair value of the forward exchange contracts was approximately $0.1 million, which is measured on a recurring basis using Level 2 inputs.  As of October 31, 2009, the total notional amount of the foreign currency forward contracts in U.S. dollars were approximately $23.8 million and will settle on December 2009.

Sales Return Reserves

Sales return reserves, net of estimated inventory and royalty costs, are reported as a reduction of accounts receivable in the Condensed Consolidated Statement of Financial Position and amounted to $62.3 million, $55.0 million and $55.2 million as of October 31, 2009 and 2008, and April 30, 2009, respectively.  The Company provides for sales returns based upon historical experience.  A change in the pattern of trends in returns could affect the estimated allowance.  On an annual basis, a hypothetical one percent change in the estimated sales return rate could affect net income by approximately $4.2 million.

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

There were no changes in the Company’s internal controls over financial reporting during the second fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of fiscal year 2010, the Company did not make any purchases of Class A Common Stock under its stock repurchase program. As of October 31, 2009 the Company has authorization from its Board of Directors to purchase up to approximately 798,630 additional shares.

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the annual meeting of shareholders of the Company on September 17, 2009.  All significant contracts were filed with the Securities and Exchange Commission as exhibits to the Company’s Shareholder Proxy Statement on August 7, 2009.

1. Eleven directors, as indicated in the Proxy Statement, were elected to the Board, of whom four were elected by the holders of Class A Common Stock and seven were elected by the holders of Class B Common Stock.

2. Proposal to Ratify the Appointment of KPMG LLP as Independent Public Accountants for the Year Ending April 30, 2010.

The holders of Class A and Class B shares voted together as a single class in this matter, with each outstanding share of Class A stock entitled to one-tenth (1/10) of one vote and each outstanding share of Class B stock entitled to one vote.

The proposal was ratified as follows:

Votes For	13,629,402
Votes Against	37,587
Abstentions	2,264

3. Approval of proposal to adopt the 2009 Key Employee Stock Plan.

The proposal was ratified as follows:

Votes For	12,275,365
Votes Against	603,940
Abstentions	3,358
Non-Votes Broker	786,590

4. Approval of proposal to adopt the 2009 Executive Annual Incentive Plan.

The proposal was ratified as follows:

Votes For	12,701,391
Votes Against	175,045
Abstentions	6,227
Non-Votes Broker	786,590

5. Approval of proposal to adopt the 2009 Director Stock Plan.

The proposal was ratified as follows:

Votes For	12,729,340
Votes Against	148,554
Abstentions	4,699
Non-Votes Broker	786,660

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1 – 2009 Key Employee Stock Plan effective June 18, 2009

10.2 – 2009 Executive Annual Incentive Plan effective June 18, 2009

10.3 – 2009 Director Stock Plan effective September 17, 2009

10.4 – Senior Executive Employment Agreement dated as of November 18, 2009, between Stephen M. Smith and the Company

10.5 – Schedule of individual officers party to Senior executive employment Agreement to Arbitrate dated as of April 29, 2003 (incorporated by reference to the Company’s Report on Form 10 – K for the year ended April 30, 2003)

10.6 – Schedule of individual officers party to Senior executive Non-competition and Non-disclosure Agreement dated as of April 29, 2003 (incorporated by reference to the Company’s Report on Form 10 – K for the year ended April 30, 2003)

31.1 – Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2 – Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1 – 18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer

32.2 – 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

(b)	The following reports on Form 8-K were furnished to the Securities and Exchange Commission since the filing of the Company’s 10-Q on September 9, 2009.

i.	Earnings release on the second quarter fiscal 2010 results issued on Form 8-K dated December 10, 2009 which included the condensed financial statements of the Company.

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

Dated: December 10, 2009