Form 10-Q
period 2010-01-31
WILEY JOHN & SONS, INC.
filed 2010-03-11
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]                                                                                                         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended January 31, 2010                                                                                                                     Commission File No. 1-11507

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
YES [ ] NO [X]

The number of shares outstanding of each of the Registrant’s classes of Common Stock as of February 28, 2010 were:

Class A, par value $1.00 – 49,747,013
Class B, par value $1.00 –   9,592,095

This is the first page of a 33 page document

JOHN WILEY & SONS, INC.

INDEX

PART I	-	FINANCIAL INFORMATION	PAGE NO.

Item 1.		Financial Statements.

		Condensed Consolidated Statements of Financial Position - Unaudited as of January 31, 2010 and 2009, and April 30, 2009	3

		Condensed Consolidated Statements of Income - Unaudited for the three and nine months ended January 31, 2010 and 2009	4

		Condensed Consolidated Statements of Cash Flows – Unaudited for the nine months ended January 31, 2010 and 2009	5

		Notes to Unaudited Condensed Consolidated Financial Statements	6-14

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-24

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	25-27

Item 4.		Controls and Procedures	27

PART II	-	OTHER INFORMATION

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.		Exhibits and Reports on Form 8-K	28

SIGNATURES AND CERTIFICATIONS			29

EXHIBITS			30-33

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - UNAUDITED
(In thousands)

	January 31,		April 30,
	2010	2009	2009
Assets:
Current Assets
Cash and cash equivalents	$67,473	$72,410	$102,828
Accounts receivable	249,941	218,602	178,550
Inventories	101,560	108,295	111,267
Prepaid and other	26,432	24,918	46,924
Total Current Assets	445,406	424,225	439,569

Product Development Assets	109,402	94,397	89,662
Property, Equipment and Technology	149,115	132,454	141,196
Intangible Assets	952,200	869,587	919,375
Goodwill	633,944	555,666	589,993
Deferred Income Tax Benefits	9,888	32,096	14,065
Other Assets	36,287	37,904	29,848
Total Assets	$2,336,242	$2,146,329	$2,223,708

Liabilities & Shareholders' Equity:
Current Liabilities
Accounts and royalties payable	$213,234	$192,121	$160,275
Deferred revenue	256,129	201,473	246,584
Accrued income taxes	10,693	922	4,281
Accrued pension liability	2,560	2,314	2,483
Other accrued liabilities	115,267	93,630	115,844
Current portion of long-term debt	67,500	61,875	67,500
Total Current Liabilities	665,383	552,335	596,967

Long-Term Debt	569,600	826,125	754,900
Accrued Pension Liability	78,738	79,763	90,621
Other Long-Term Liabilities	86,488	94,442	91,292
Deferred Income Tax Liabilities	189,096	168,384	176,412

Shareholders’ Equity
Class A & Class B common stock	83,191	83,191	83,191
Additional paid-in-capital	183,912	154,625	164,592
Retained earnings	983,453	875,573	892,542
Accumulated other comprehensive income (loss)	(148,725)	(318,718)	(258,398)
Treasury stock	(354,894)	(369,391)	(368,411)
Total Shareholders’ Equity	746,937	425,280	513,516
Total Liabilities & Shareholders' Equity	$2,336,242	$2,146,329	$2,223,708

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(In thousands except per share information)

	For The Three Months		For The Nine Months
	Ended January 31,		Ended January 31,
	2010	2009	2010	2009

Revenue	$427,102	$374,383	$1,263,435	$1, 208,031

Costs and Expenses
Cost of sales	133,437	123,255	393,743	387,141
Operating and administrative expenses	214,009	179,412	629,505	615,204
Impairment and restructuring charges	2,834	-	14,332	-
Amortization of intangibles	8,559	8,435	26,628	27,855
Total Costs and Expenses	358,839	311,102	1,064,208	1,030,200

Operating Income	68,263	63,281	199,227	177,831

Interest Expense	(8,677)	(12,816)	(26,503)	(39,113)
Foreign Exchange Gains/(Losses)	614	(6,552)	(10,079)	(10,571)
Interest Income and Other, net	202	45	458	6,049

Income Before Taxes	60,402	43,958	163,103	134,196
Provision For Income Taxes	17,988	10,527	47,555	30,436

Net Income	$42,414	$33,431	$115,548	$103,760

Income Per Share
Diluted	$0.71	$0.57	$1.95	$1.74
Basic	$0.72	$0.58	$1.98	$1.78

Cash Dividends Per Share
Class A Common	$0.14	$0.13	$0.42	$0.39
Class B Common	$0.14	$0.13	$0.42	$0.39

Average Shares
Diluted	59,826	58,954	59,366	59,557
Basic	58,519	58,046	58,307	58,377

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW – UNAUDITED
(In thousands)
	For The Nine Months
	Ended January 31,
	2010	2009
Operating Activities
Net income	$115,548	$103,760
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	26,628	27,855
Amortization of composition costs	34,758	32,991
Depreciation of property, equipment and technology	29,681	26,372
Impairment and restructuring charges (net of tax)	10,117	-
Stock-based compensation (net of tax)	7,730	6,258
Excess tax benefits from stock-based compensation	(3,563)	(3,882)
Foreign exchange transaction losses	10,079	10,571
Pension expense, net of contributions	(11,351)	5,142
Non-cash charges & other	82,761	68,617
Change in deferred revenue	(9,712)	(88,299)
Net change in operating assets and liabilities, excluding acquisitions	22,053	13,481
Cash Provided by Operating Activities	314,729	202,866
Investing Activities
Additions to product development assets	(110,258)	(94,856)
Additions to property, equipment and technology	(31,575)	(30,454)
Acquisitions, net of cash acquired	(5,575)	(22,387)
Cash Used for Investing Activities	(147,408)	(147,697)
Financing Activities
Repayment of long-term debt	(648,871)	(328,717)
Borrowings of long-term debt	463,571	377,865
Purchase of Treasury Stock	-	(35,110)
Decrease in book overdrafts	(15,932)	(32,861)
Cash dividends	(24,637)	(22,937)
Proceeds from exercise of stock options and other	17,381	9,143
Excess tax benefits from stock-based compensation	3,563	3,882
Cash Used for Financing Activities	(204,925)	(28,735)
Effects of Exchange Rate Changes on Cash	2,249	(13,335)
Cash and Cash Equivalents
(Decrease) Increase for the Period	(35,355)	13,099
Balance at Beginning of Period	102,828	59,311
Balance at End of Period	$67,473	$72,410
Cash Paid During the Period for:
Interest	$25,037	$38,600
Income taxes, net	$11,820	$10,018

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of John Wiley & Sons, Inc., and Subsidiaries (the “Company”) as of January 31, 2010 and 2009, and results of operations for the three and nine month periods ended January 31, 2010 and 2009, and cash flows for the nine month periods ended January 31, 2010 and 2009. The results for the three and nine months ended January 31, 2010 are not necessarily indicative of the results expected for the full year. These statements should be read in conjunction with the most recent audited financial statements contained in the Company’s Form 10-K for the fiscal year ended April 30, 2009.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

In April 2008, the FASB issued guidance which is included in ASC 350 “Intangibles – Goodwill and Other” (“ASC 350”). The guidance in ASC 350 amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under ASC 350. The guidance requires an entity to consider its own experience with the renewal or extension of the terms of a contractual arrangement, consistent with its expected use of the asset.  The guidance also requires several incremental disclosures for renewable intangible assets.  Application of this standard will not significantly impact the process previously used by the Company to determine the useful life of intangible assets.  The Company adopted the guidance as of May 1, 2009 and is applying the guidance to intangible assets acquired after the effective date.

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

In May 2009, the FASB issued guidance which is included in ASC 855 “Subsequent Events” (“ASC 855”).  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Although the standard is based on the same principles as those that previously existed for subsequent events, it included a new required disclosure of the date through which an entity has evaluated subsequent events. The Company adopted the guidance in the first quarter of fiscal year 2010 and the adoption did not have a significant impact on the Company’s consolidated financial statements.   We have evaluated subsequent events through the date that the financial statements are issued.

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value” ("ASU 2009-05").  ASU 2009-05 provides clarification to entities that measure liabilities at fair value under circumstances where a quoted price in an active market is not available.  The Company adopted ASU 2009-05 as of November 1, 2009.  The adoption did not have a significant impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products and services separately rather than as a combined unit.  Specifically, this guidance amends the existing criteria for separating consideration received in multiple-deliverable arrangements, eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  The guidance also establishes a hierarchy for determining the selling price of a deliverable, which is based on vendor-specific objective evidence; third-party evidence; or management estimates.  Expanded disclosures related to the Company’s multiple-deliverable revenue arrangements will also be required.  The new guidance is effective for revenue arrangements entered into or materially modified on and after May 1, 2011.  The Company does not expect the application of this new standard to have a significant impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  ASU 2010-06 provides amendments to ASC 820 by requiring new disclosures for transfers in and out of Levels 1 and 2 of the fair value measurement hierarchy, and expands disclosures related to activity in Level 3 fair value measurements.  ASU 2010-06 also clarifies existing disclosures on the level of detail required for assets and liabilities measured at fair value from their respective line items on the statement of financial position, and the valuation techniques and inputs used in fair value measurements that fall within Level 2 or Level 3 of the fair value hierarchy.  ASU 2010-06 is effective for the Company as of May 1, 2010.  Since the revised guidance only requires additional disclosures about the Company’s fair value measurements, its adoption will not affect the Company’s financial position or results of operations.

There have been no other new accounting pronouncements issued that have had, or are expected to have a material impact on the Company’s consolidated financial statements.

3.	Share-Based Compensation

The Company has share-based compensation plans under which employees may be granted options to purchase shares of Company common stock at the fair market value at the time of grant.  In addition to stock options, the Company grants performance-based stock awards and restricted stock awards to certain management level employees.  The Company recognizes the fair value of share-based compensation in net income on a straight-line basis over the requisite service period. The measurement of performance for performance-based stock awards is determined based upon actual results for targets established three years in advance. In the third quarter of fiscal year 2009, the Company reduced the number of estimated restricted shares to be distributed under its long-term incentive plans based on the Company’s expected operating performance relative to targets previously established. The reduction in the number of shares expected to be issued resulted in a decrease in share-based compensation expense in the prior year periods. For the three months ended January 31, 2010, the Company recognized share-based compensation expense, net of tax, of $3.0 million, while the prior year period was a credit of $1.2 million due to the reduction in shares during that period.  For the nine months ended January 31, 2010 and 2009, the Company recognized share-based compensation expense, net of tax, of $7.7 million and $6.3 million, respectively.

The following table provides share-based compensation data for awards issued by the Company:

	For the Nine Months Ended January 31,
	2010	2009
Restricted Stock:
Awards granted (in thousands)	362	291
Weighted average fair market value of grant	$35.97	$47.55
Stock Options:
Awards granted (in thousands)	695	631
Weighted average fair market value of grant	$11.32	$15.30

The weighted average Black-Scholes fair value assumptions for stock option grants are as follows:

	For the Three and Nine Months Ended January 31,
	2010	2009
Expected life of options (years)	7.8	7.7
Risk-free interest rate	3.3%	3.8%
Expected volatility	29.9%	25.2%
Expected dividend yield	1.6%	1.1%
Fair value of common stock on grant date	$35.04	$47.55

4.	Comprehensive Income (Loss)

Comprehensive income (loss) was as follows (in thousands):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2010	2009	2010	2009
Net income	$42,414	$33,431	$115,548	$103,760
Changes in other comprehensive income (loss):
Foreign currency translation adjustment	(17,605)	(115,663)	101,803	(333,151)
Change in unrecognized retirement costs, net of tax	619	1,564	(172)	2,799
Unrealized gain (loss) on interest rate swaps, net of tax	3,280	(2,546)	8,042	(1,014)
Comprehensive income (loss)	$28,708	$(83,214)	$225,221	$(227,606)

A reconciliation of accumulated other comprehensive income (loss) follows (in thousands):

	For the Three Months
	October 31, 2009	Change for Period	January 31, 2010
Foreign currency translation adjustment	$(83,615)	$(17,605)	$(101,220)
Unrecognized retirement (costs) credit, net of tax	(42,769)	619	(42,150)
Unrealized (loss) on interest rate swaps, net of tax	(8,635)	3,280	(5,355)
Total	$(135,019)	$(13,706)	$(148,725)

	For the Nine Months
	April 30, 2009	Change for Period	January 31, 2010
Foreign currency translation adjustment	$(203,023)	$101,803	$(101,220)
Unrecognized retirement costs, net of tax	(41,978)	(172)	(42,150)
Unrealized (loss) on interest rate swaps, net of tax	(13,397)	8,042	(5,355)
Total	$(258,398)	$109,673	$(148,725)

5.	Reconciliation of Weighted Average Shares

A reconciliation of the shares used in the computation of net income per share follows (in thousands):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2010	2009	2010	2009
Weighted average shares	58,935	58,497	58,679	58,782
Less: Unearned restricted shares	(416)	(451)	(372)	(405)
Shares used for basic income per share	58,519	58,046	58,307	58,377
Dilutive effect of stock options and other stock awards	1,307	908	1,059	1,180
Shares used for diluted income per share	59,826	58,954	59,366	59,557

For both the three and nine months ended January 31, 2010, options to purchase Class A Common Stock of 1,941,211 have been excluded from the shares used for diluted income per share, as their inclusion would have been anti-dilutive. For both the three and nine months ended January 31, 2009, options to purchase Class A Common Stock of 2,212,837 have been excluded.  In addition, for the three and nine months ended January 31, 2010, unearned restricted shares of 13,000 and 43,000, respectively, have been excluded as their inclusion would have been anti-dilutive.  For the three and nine months ended January 31, 2009, unearned restricted shares of 26,750 and 24,250, respectively, have been excluded as their inclusion would have been anti-dilutive.

6.	Inventories

Inventories were as follows (in thousands):

	As of January 31,		As of April 30,
	2010	2009	2009
Finished goods	$86,188	$88,690	$97,013
Work-in-process	8,900	12,537	9,507
Paper, cloth and other	10,798	11,673	9,002
	105,886	112,900	115,522
LIFO reserve	(4,326)	(4,605)	(4,255)
Total inventories	$101,560	$108,295	$111,267

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

 Segment information is as follows (in thousands):

	For The Three Months		For The Nine Months
	Ended January 31,		Ended January 31,
	2010	2009	2010	2009
Revenue
Scientific, Technical, Medical and Scholarly	$228,388	$202,035	$708,613	$696,400
Professional/Trade	107,056	97,606	316,982	307,532
Higher Education	91,658	74,742	237,840	204,099
Total	$427,102	$374,383	$1,263,435	$1,208,031

Direct Contribution to Profit
Scientific, Technical, Medical and Scholarly	$88,737	$75,215	$278,140	$276,730
Professional/Trade	24,484	23,850	75,782	73,104
Higher Education	38,315	30,754	91,720	73,325
Total	$151,536	$129,819	$445,642	$423,159

Shared Services and Administration Costs
Distribution	$(28,007)	$(26,460)	$(82,452)	$(84,996)
Technology Services	(24,770)	(19,824)	(72,010)	(69,392)
Finance	(12,004)	(9,671)	(32,710)	(33,821)
Other Administration	(18,492)	(10,583)	(59,243)	(57,119)
Total	$(83,273)	$(66,538)	$(246,415)	$(245,328)
Operating Income	$68,263	$63,281	$199,227	$177,831

8.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of January 31,		As of April 30,
	2010	2009	2009
Intangible assets with indefinite lives:
Brands and trademarks	$175,781	$160,147	$163,833
Acquired publishing rights	107,852	122,498	120,771
	$283,633	$282,645	$284,604

Net intangible assets with determinable lives:
Acquired publishing rights	$603,873	$528,515	$569,785
Customer relationships	53,667	45,912	52,896
Brands and trademarks	10,668	11,673	11,421
Covenants not to compete	359	842	669
	$668,567	$586,942	$634,771
Total	$952,200	$869,587	$919,375

The change in intangible assets at January 31, 2010 compared to January 31, 2009 and April 30, 2009 is primarily due to foreign exchange translation, amortization expense, and the impairment of GIT Verlag discussed in Note 9.

9.	Impairment and Restructuring Charges

GIT Verlag, a Business-to-Business German-language controlled circulation magazine business, was acquired by the Company in 2002.  As part of a strategic review of certain non-core businesses within the STMS reporting segment, the Company considered alternatives for GIT Verlag during the second quarter ended October 31, 2009 due to the recent outlook for the print advertising business in German language publishing.  As a result of the review, the Company performed an impairment test on the intangible assets related to GIT Verlag which resulted in an $11.5 million pre-tax impairment charge in the second quarter of fiscal year 2010.  This impairment charge reduced the carrying value of the acquired publication rights of GIT Verlag, which was classified as an indefinite-lived intangible asset, to its fair value of $7.7 million.  Concurrent with the strategic review and impairment, the Company has classified the remaining acquired publication rights as a finite-lived intangible asset which is being amortized over a 10 year period.

After considering a variety of strategic alternatives for the GIT Verlag business, the Company implemented a restructuring plan in the third quarter of fiscal year 2010 to reduce certain staffing levels and the number of journals published by GIT Verlag.  As a result, during the third quarter of fiscal year 2010, the Company recorded a pre-tax restructuring charge of approximately $1.9 million within the STMS reporting segment consisting of severance related costs.  As of January 31, 2010, the accrued severance of approximately $1.9 million is reflected in the Other Accrued Liabilities line item in the Condensed Consolidated Statements of Financial Position. Payments to be made under the restructuring plan are expected to be completed by January 31, 2011.

Upon completing the strategic review of non-core businesses within the STMS reporting segment during the third quarter of fiscal year 2010, the Company identified a decline in the financial outlook for three smaller Business-to-Business controlled circulation advertising magazines. As a result of the decline, the Company performed impairment tests on the intangible assets related to the magazines which resulted in a $0.9 million pre-tax impairment charge in the third quarter of fiscal year 2010 that reduced the intangible assets’ carrying value to their fair value of $0.5 million.

The impairment and restructuring charges discussed above, which total $2.8 million and $14.3 million for the three and nine months ended January 31, 2010, respectively, are reflected in the Impairment and Restructuring Charges line item in the Condensed Consolidated Statements of Income.

The fair values of the intangible assets mentioned in the preceding paragraphs were determined using the income approach with a discounted cash flow technique. This technique relies upon Level 3 inputs (unobservable), which reflect use of the best available internal information, and also represents assumptions the Company believes other market participants would utilize in performing this valuation. These inputs primarily include the discount rate, estimated future financial performance, and an assumed residual value for the business.  Determining these inputs requires the Company’s management to make a number of judgments about assumptions and estimates that are highly subjective.  The Company determined the discount rate based on an estimate of a reasonable risk-adjusted return an investor would expect to realize on an investment in this business.  Estimates of future financial performance include estimates of future sales growth rates based on the Company’s knowledge of the business and operating cost inflation rates.

10.	Income Taxes

The effective tax rates for the first nine months of fiscal years 2010 and 2009 were 29.2% and 22.7%, respectively.  In the first quarter of fiscal year 2009 the Company released a previously accrued income tax reserve of approximately $3.2 million due to an income tax settlement with the tax authorities in non-US jurisdictions. Excluding the income tax settlement, the effective tax rate for the first nine months ended January 31, 2009 was 25.1%.

11.	Retirement Plans

The components of net pension expense for the defined benefit plans were as follows (in thousands):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2010	2009	2010	2009
Service Cost	$2,671	$3,043	$8,391	$10,699
Interest Cost	5,883	5,485	18,129	17,710
Expected Return of Plan Assets	(4,805)	(5,261)	(14,708)	(16,791)
Net Amortization of Prior Service Cost	348	143	645	448
Recognized Net Actuarial Loss	994	577	2,846	1,986
Net Pension Expense	$5,091	$3,987	$15,303	$14,052

Employer pension plan contributions were $26.7 million and $8.8 million for the nine months ended January 31, 2010 and 2009, respectively.

12.	Derivative Instruments and Hedging Activities

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

The Company had approximately $637.1 million of variable rate loans outstanding at January 31, 2010, which approximated fair value.  The Company maintains two interest rate swap agreements that are designated as cash flow hedges as defined under ASC 815.  As of January 31, 2010, these swap agreements have been evaluated as being fully effective.  As a result, there is no impact on the Company’s Condensed Consolidated Statements of Income for changes in the fair value of the interest rate swap.  Under ASC 815, fully effective derivative instruments that are designated as cash flow hedges have changes in their fair value recorded initially within Accumulated Other Comprehensive Income on the Condensed Consolidated Statements of Financial Position.  As interest expense is recognized based on the variable rate loan agreements, the corresponding deferred gain or loss on the interest rate swaps are reclassified from Accumulated Other Comprehensive Income to Interest Expense in the Condensed Consolidated Statements of Income.

On February 16, 2007 the Company entered into an interest rate swap agreement which fixed variable interest due on a portion of its term loan (“Term Loan”). Under the terms of the agreement, the Company pays a fixed rate of 5.076% and receives a variable rate of interest based on three month LIBOR (as defined) from the counter party which is reset every three months for a four-year period ending February 8, 2011.  The notional amount of the rate swap was initially $660 million, which will decline through February 8, 2011, based on the expected amortization of the Term Loan.  As of January 31, 2010 and 2009, the notional amount was $400 million and $615 million, respectively.   On October 19, 2007 the Company entered into an additional interest rate swap agreement which fixed a portion of the variable interest due on its revolving credit facility (“Revolving Credit Facility”).  Under the terms of this interest rate swap, the Company pays a fixed rate of 4.60% and receives a variable rate of interest based on three month LIBOR (as defined) from the counterparty which is reset every three months for a three-year period ending August 8, 2010.  As of January 31, 2010 and 2009, the notional amount of the rate swap was $100 million.  It is management’s intention that the notional amount of interest rate swaps be less than the Term Loan and the Revolving Credit Facility outstanding during the life of the derivatives.

The Company records the fair value of its interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets.  The fair value of the interest rate swaps as of January 31, 2010 and 2009 and April 30, 2009 was a net deferred loss of $17.4 million, $30.7 million and $28.2 million, respectively. As of January 31, 2010, approximately $3.3 million and $14.1 million of the deferred loss were recorded in Other Accrued Liabilities and Other Long-Term Liabilities on the Condensed Consolidated Statements of Financial Position, respectively. As of January 31, 2009 and April 30, 2009 the deferred loss was fully recorded within Other Long-Term Liabilities based on the maturity dates of the contracts. Losses that have been reclassified from Accumulated Other Comprehensive Income into Interest Expense on the Condensed Consolidated Statements of Income for the three months ended January 31, 2010 and 2009 were $6.0 million and $4.7 million, respectively. Losses that have been reclassified from Accumulated Other Comprehensive Income into Interest Expense on the Condensed Consolidated Statements of Income for the nine months ended January 31, 2010 and 2009 were $16.8 million and $12.8 million, respectively.

During fiscal year 2010, the Company entered into certain forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities.  Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Gains (Losses) on the Condensed Consolidated Statements of Income.  The Company has not designated its forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts.  Therefore, the forward exchange contracts are marked to market through Foreign Exchange Gains (Losses) on the Condensed Consolidated Statements of Income, and are carried at their fair value on the Condensed Consolidated Statements of Financial Position.  Accordingly, fair value changes in the forward exchange contracts substantially mitigate the changes in the value of the remeasured foreign currency denominated assets and liabilities attributable to changes in foreign currency exchange rates. As of January 31, 2010, the fair value of open forward exchange contracts was a loss of approximately $2.1 million, which was measured on a recurring basis using Level 2 inputs and recorded within Other Accrued Liabilities on the Condensed Consolidated Statements of Financial Position.  For both the three and nine months ended January 31, 2010, the losses recognized on the forward contracts were $2.1 million, and were substantially offset by the foreign exchange gains recognized on the economically hedged foreign currency denominated assets and liabilities.  As of January 31, 2010, the total notional amount of open foreign currency forward contracts in U.S. dollars was approximately $154.0 million. The Company did not enter into any forward exchange contracts during fiscal year 2009.

13.	Interest Income and Other, Net

Included in interest income and other for the nine months ended January 31, 2009 is a $4.6 million ($0.08 per diluted share) non-recurring insurance receipt.

14.	Foreign Exchange Gains/(Losses)

Gains/(Losses) on foreign currency transactions for the third quarter and nine months ended January 31, 2010 and 2009 were $0.6 million and $(10.1) million and $(6.6) million and $(10.6) million, respectively. The foreign currency transaction losses in the third quarter and nine month periods of fiscal year 2009 were primarily due to the strengthening of the U.S. dollar against U.S. dollar third party loans and intercompany payables maintained in non-U.S. locations during that period.  The foreign currency transaction losses for the nine months ending January 31, 2010 were primarily due to the revaluation of U.S. dollar cash balances held by the Company’s non-U.S. locations.  Since these amounts were held in U.S. dollars, the transaction loss did not represent an economic loss to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – THIRD QUARTER ENDED JANUARY 31, 2010

Revenue for the third quarter of fiscal year 2010 increased 14% to $427.1 million, or 5% excluding the favorable impact of foreign exchange.  Excluding foreign exchange, revenue growth occurred in all three reporting segments with Higher Education (“HE”) and Professional/Trade (“P/T”) experiencing strong growth and Scientific, Technical, Medical and Scholarly (“STMS”) experiencing modest growth.

Gross profit margin for the third quarter of fiscal year 2010 of 68.8% was 1.7% higher than the prior year, or 1.3% excluding the favorable impact of foreign exchange.  The improvement was driven by increased sales of higher margin digital products, the off-shoring and out-sourcing of certain journal production and lower inventory reserve provisions in P/T.

Operating and administrative expenses for the third quarter of fiscal year 2010 of $214.0 million were 19% higher than the prior year, or 14% excluding the unfavorable impact of foreign exchange.  The increase excluding foreign exchange was mainly due to higher accrued cash and share-based incentive compensation and higher licensing, maintenance and depreciation costs due to increased technology investments.

The Company implemented a restructuring plan in the third quarter of fiscal year 2010 to reduce certain staffing levels and the number of journals published by GIT Verlag, a business-to-business German-language controlled circulation magazine business.  As a result, the Company recorded a pre-tax restructuring charge of approximately $1.9 million within the STMS reporting segment during the third quarter of fiscal year 2010 for severance related costs.  Upon completion of the previously disclosed strategic review of certain non-core businesses within STMS, the Company identified a decline in the financial outlook for three smaller business-to-business controlled circulation advertising magazines, and therefore performed an impairment test on the intangible assets associated with those magazines.  Based on the results of the impairment tests, the Company recognized a $0.9 million pre-tax asset impairment charge in the third quarter of fiscal year 2010.  The Company also performed its annual impairment test of goodwill in the third quarter. The fair values of our reporting units were substantially in excess of their carrying values.

The Company is reducing costs associated with the STMS business to finance investments in enabling technology and new businesses.  These cost savings are the result of increased off-shoring and out-sourcing of certain functions and activities from high cost locations to Singapore and other countries in Asia.  The Company anticipates restructuring charges of up to $2 million, principally in the fourth quarter of this fiscal year, related to off-shoring and out-sourcing.  These charges are expected to be fully recovered within 18 months following implementation.

Operating income for the third quarter of fiscal year 2010 increased 8% to $68.3 million, or declined 9% excluding the favorable impact of foreign exchange and the restructuring and impairment charges.  The decline excluding foreign exchange and the restructuring and impairment charges was driven by higher operating and administrative expenses, partially offset by higher revenue in each of the Company’s reporting segments, and the effect of off-shoring and out-sourcing initiatives in journal production.

Interest expense decreased $4.1 million to $8.7 million.  Lower interest rates contributed approximately $2.1 million towards the improvement, while lower average debt outstanding contributed approximately $2.0 million.  Gains/(losses) on foreign currency transactions for the third quarters ended January 31, 2010 and 2009 were $0.6 million and ($6.6) million, respectively.  The losses incurred in fiscal year 2009 were primarily due to the strengthening of the U.S. dollar in the prior year against U.S. dollar third party loans and intercompany payables maintained in non-U.S. locations during that period.

The effective tax rate for the third quarter of fiscal year 2010 was 29.8% as compared to 23.9% in the prior year period.  The increase in the effective tax rate was principally due to lower foreign tax benefits and a non-taxable insurance receipt in the prior year.

Earnings per diluted share for the third quarters ended January 31, 2010 and 2009 was $0.71 and $0.57, respectively, while net income for the same periods was $42.4 million and $33.4 million, respectively.  Excluding the favorable effects of foreign exchange transaction and translation gains of approximately $0.25 per share and the restructuring and impairment charges of approximately $0.03 per share, earnings per share decreased 13% mainly due to higher incentive compensation and higher tax rates partially offset by lower interest expense.

Throughout this report, references to amounts “excluding foreign exchange”, “currency neutral” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses.  Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location.

Third Quarter Segment Results

As of May 1, 2009, the Company transferred management responsibility and reporting for certain textbooks from the Professional/Trade segment to the Higher Education segment. All prior year periods have been restated for comparability.  These changes had no impact on Wiley’s consolidated revenue, net income or earnings per share.

Scientific, Technical, Medical and Scholarly (STMS):

Global STMS revenue for the third quarter of fiscal year 2010 increased 13% to $228.4 million, or 2% excluding the favorable impact of foreign exchange.  Modest growth in journal subscription, backfile, reprints, and translation revenue was partially offset by lower business-to-business advertising revenue.

Direct contribution to profit for the third quarter of fiscal year 2010 increased 18% to $88.7 million, or 6% on a currency neutral basis excluding the impairment and restructuring charges of $2.8 million. The increase excluding the impact of foreign exchange and the impairment and restructuring charges reflects the top-line results, the effect of outsourcing initiatives in journal production and expense control, partially offset by the timing of accrued incentive compensation costs.

Calendar Year 2010 Journal License Renewals

As expected, we are experiencing modest journal renewal growth in most regions, except Asia, where growth has exceeded our expectations. Major renewals were completed with consortia in the US, Canada, UK, Germany, Spain, Austria, the Netherlands and South Africa.  In the Asia-Pacific region, approximately 90% of licenses have been renewed.  Leading indicators in Russia, France, Eastern Europe and the Middle East are positive, while market conditions remain difficult in Greece, Hungary and Ireland.  Significant new business includes journal licenses in Spain and Romania, and backfile sales in the US, Netherlands, Australia and New Zealand.

Journals

For the quarter, journal revenue increased 14% to $180.3 million, or 1% excluding the favorable impact of foreign exchange. The increase was mainly due to journal renewal processing delays in the prior year.  Modest current year growth in journal subscriptions and increased reprint, translation and backfile revenue were partially offset by lower advertising revenue.  Business-to-business advertising continues to be soft.

Due to the fact that the majority of the Company’s journal subscriptions are licensed on a calendar year basis, the Company also monitors and analyzes its journal subscription revenue on that basis.  Journal subscription revenue increased 5% on a currency neutral basis for the twelve-month calendar period ended December 31, 2009.

Society Journal Activity
•	2 New signings
•	37 Renewed/extended contracts
•	0 Contracts not renewed

Key New Journals
•	Allergy & Rhinology on behalf of the American Academy of Otolaryngic Allergy and the American Rhinologic Society
•	Thoracic Cancer on behalf of the Tianjin Lung Cancer Institute
•	The Bulletin of the Institute of Classical Studies (BICS), one of the world’s most prestigious classics journals.

Books and Reference

Books and reference revenue for the quarter increased 10% to $45.4 million, or 4% on a currency neutral basis. The increase includes the effect of a $3.0 million sales return reserve adjustment in the prior year, partially offset by approximately $0.8 million of revenue related to books that were transferred to HE during the current fiscal year.  On a currency neutral basis and excluding the effect of these items, books and reference revenue decreased 1%.

Database and Online Initiatives
•
A national license agreement will enable about 60 million Internet users in India access to The Cochrane Library’s internationally renowned collection of healthcare databases. The Cochrane Library helps clinicians and consumers make decisions about the best treatments for their patients.

•
Essential Evidence, a new product added to the online, evidence-based Essential Evidence Plus, was launched.  This resource tool will help clinicians make diagnoses, chart treatment plans and determine prognoses.  The product currently features approximately 700 structured medical topics with approximately 100 more in development.

Alliances
•	A books co-publishing agreement was signed with The Minerals, Metals & Materials Society. The society is closely affiliated with the American Ceramic Society (ACerS) and ASM International.
•
An agreement was signed with the Royal Geographical Society for a book series. Wiley also publishes The Royal Geographical Society’s Geographical Journal, Area and Transactions of the Institute of British Geographers.

•	An agreement was signed with The American Geographical Society to co-publish both the Geographical Review and FOCUS on Geography. Geographical Review is a leading scholarly periodical.
•	Through a partnership with the Australian Psychological Society, Wiley will publish three flagship journals – Australian Journal of Psychology, Australian Psychologist and Clinical Psychologist.

Acquisitions/Divestments
•	Acquired Microcirculation, the journal of The Microcirculatory Society. The haematology/vascular medicine publication is in its sixteenth year.
•
Acquired the Israel Journal of Chemistry from Laser Pages Publishing Ltd.  Launched in 1951 as the Bulletin of the Research Council of Israel, Section A, it was re-launched in 1963 under its current name.

•	Sold two journals to Maney Publishing: Cochlear Implants International and Deafness & Education International.

Professional/ Trade (P/T):

Global P/T revenue for the third quarter of fiscal year 2010 grew 10% to $107.1 million, or 7% on a currency neutral basis.  Sales growth was strong in all regions, especially the US where the holiday season was solid. Categories experiencing the most growth include consumer, technology and business. Consumer growth was driven by the Meredith publishing agreement and “For Dummies” brand sales.  Technology benefited from books on new windows operating systems and certification titles, while business growth was driven by social media books. New publishing agreements with Meredith and GMAC contributed approximately $1.9 million of revenue growth over the prior year period.

Direct contribution to profit for the third quarter of fiscal year 2010, increased 3% to $24.5 million but declined 2% on a currency neutral basis.  The decrease excluding foreign exchange was driven by higher incentive compensation cost accruals compared the prior year, partially offset by the improved top-line results and expense savings. As previously reported, the prior year’s third quarter included reduced accrued incentive compensation costs based upon P/T’s performance in a difficult market.

Notable New Books
•
Business and Finance: Common Sense of Mutual Funds 10th Anniversary Edition by John Bogle, a complete revision of one of Wiley’s all-time best-selling investing books; Investor Manifesto by William Bernstein; and The Elements of Investing by Burton Makiel and Charles Ellis. In leadership, we published Patrick Lencioni’s Getting Naked: a Business Fable about Shedding the Three Fears that Sabotage Client Loyalty.  In his career, Patrick Lencioni has sold 2.5 million books through the Wiley franchise.  Other finance books include China and the Credit Crisis: The Emergence of a New World Order by Giles Chance; Post Crisis Risk Management: Bracing for the Next Perfect Storm by Tsuyoshi Oyama; and the Stability of Islamic Finance by Iqbal, Askari and Mirakhor.

•
Psychology: Handbook of Social Psychology, Fifth Edition, Two Volume Set, by Susan T. Fiske, Daniel T. Gilbert, Gardner Lindzey; The Corsini Encyclopedia of Psychology, Fourth Edition, 4 Volume Set, by Irving B. Weiner and W. Edward Craighead. This is the go-to reference for psychologists, researchers and students, both in print and online.  The first four videos of the Evidenced-Based Training DVD series, including: The Evidence-Based Practice Overview,  Evidence-Based Treatment Planning for Panic Disorder, Evidence-Based Treatment Planning for Depression and Evidence-Based Treatment Planning for Social Anxiety.  Upon completion, the series will offer twelve continuing education training videos to help bring mental health agencies and professionals into compliance with new standards.  Continuing education credits will be provided through Essential Learning, with whom we are partnering.

•	Technology: QuickBooks 2010 For Dummies by Stephen L. Nelson; Mastering Windows Server 2008 R2; and Laptops For Dummies, 4th Edition by Dan Gookin.
•
Consumer: Hero of the Pacific by John Brady, about Marine legend John Basilone; Teach Yourself Visually Knitting 2E, part of the Teach Yourself Visually program; Calorie Counter For Dummies by Rosanne Rust and Meri Raffetto; and iPod and iTunes For Dummies DVD, a 90-minute instructional video that outlines the new iPod products, and features of the iPod software.

•
Culinary: Amy’s Bread by Amy Scherber and three notable Culinary Institute of America books: Artisan Breads at Home by Eric Castel; Modern Café by Francisco Migoya; Chocolates and Confections at Home by Peter Greweling.

•	Architecture: Mechanical and Electrical Equipment for Buildings; 10th edition by Stein and Reynolds and Architectural Graphics, 5e by Francis Ching.

Notable Alliances
•	Publishing agreement signed with Facebook.com to produce “Official” branded Facebook instruction guides, The Definitive Facebook Guides. The series will be launched in fiscal year 2011.
•	Wiley-Pfeiffer (HR development and management) signed an agreement with Korean Management Association to deliver products in Korea.
•
Agreement signed with the Construction Specifications Institute (CSI) to become the publisher of the CSI Professional Practice Guides.  These guides align with CSI’s certification program for Architecture, Engineering and Construction industry professionals.

Higher Education:

Global HE revenue grew 23% to $91.7 million in the third quarter of fiscal year 2010, or 13% on a currency neutral basis.  Strong growth occurred in every region and in every subject category.  Contributing to the results were a strong frontlist, particularly in business and accounting, increased enrollment and growth in WileyPLUS and custom publishing.  Revenue for the school business in Australia increased 18% over the third quarter of fiscal year 2009 on a performance basis.

Direct contribution to profit for the third quarter of fiscal year 2010 grew 25% to $38.3 million, or 11% on a currency neutral basis, reflecting the top-line results and increased sales of higher-margin digital products, partially offset by higher accrued incentive compensation costs and development costs to support new products.  Gross margin continues to improve with increased digital only revenue and manufacturing efficiencies.

Third Quarter Results by Subject Category
•
In Business and Accounting, revenue exceeded prior year by 19%.  A strong accounting frontlist continued to drive growth, particularly Kieso: Intermediate Accounting 13e, Kimmel: Financial Accounting 5e and Weygandt: Accounting Principles 9e.

•	In Engineering and Computer Science, revenue exceeded prior year by 11%. Key books included Munson: Fluid Mechanics 6e, Turban: Information Management 7e and Fitzgerald: Data Communications, 10e.
•
In Mathematics and Statistics, revenue exceeded prior year by 1%.  Key books included Hughes Hallett: Calculus 5e, Anton: Calculus 9e, Boyce: Elementary Differential Equations 9e and Young: College Algebra 2e.

In Sciences, revenue exceeded prior year by 12%. Growth was attributed to Cutnell: Physics 8e, Berg: Visualizing Environmental Science 1e and 2e and Jenkins: Anatomy and Physiology 2e.
•
In Social Sciences, revenue exceeded prior year by 16%.  Key books included Huffman: Psychology 9e, deBlij: Concepts Geography 4e, Kring: Abnormal Psychology 11e and Lucas Murillo: Con Brio – Beginning Spanish.

•	Revenue from the Visualizing series exceeded prior year by 43%. Growth was driven by Berg: Visualizing Environmental Science, Ireland: Visualizing Human Biology and Murck: Visualizing Geology.

WileyPLUS
•	WileyPLUS revenue grew approximately 44% to $12.4 million in the third quarter of fiscal year 2010.
•	Deferred WileyPLUS revenue as of January 31, 2010 was approximately $6.8 million.
•	The first institutional agreement signed in the United Arab Emirates

Shared Services and Administrative Costs:

Shared services and administrative costs for the third quarter of fiscal year 2010 increased 25% to $83.3 million, or 20% excluding the unfavorable impact of foreign exchange. The increase was driven by higher accrued cash and share-based incentive compensation and higher licensing, maintenance and depreciation costs due to increased technology investments. Investment is focused in next generation platforms in HE and STMS and related content technology, hosting and support.

RESULTS OF OPERATIONS – NINE MONTHS ENDED JANUARY 31, 2010

Revenue for the first nine months of fiscal year 2010 increased 5% to $1,263.4 million, or 3% excluding the favorable impact of foreign exchange.  Excluding foreign exchange, the growth was driven by Higher Education and P/T, while STMS revenue was flat with the prior year period.

Gross profit margin for the first nine months of fiscal year 2010 of 68.8% was 0.8% higher than the prior year, or 0.5% excluding the favorable impact of foreign exchange.  The improvement was driven by increased sales of higher margin digital products and the off-shoring and out-sourcing of certain journal production, partially offset by higher inventory reserve provisions in STMS. The Company is reducing costs associated with the STMS business to finance investments in enabling technology and new businesses.  These cost savings are the result of increased off-shoring and out-sourcing of certain functions and activities from high cost locations to Singapore and other countries in Asia.

Operating and administrative expenses for the first nine months of fiscal year 2010 of $629.5 million were 2% higher than the prior year, or 4% excluding the favorable impact of foreign exchange.  The increase excluding foreign exchange was mainly due to higher accrued incentive and share-based compensation; higher planned STMS and HE editorial and production costs to support business growth; higher licensing, maintenance and depreciation costs due to increased technology investments and a $2.0 million bankruptcy recovery in the prior year, partially offset by lower distribution costs, reduced expenses following the completion of Blackwell integration and cost savings initiatives.

The Company recently performed a strategic review of certain non-core businesses within the STMS reporting segment. This review led the Company to consider alternatives for GIT Verlag during the second quarter of fiscal year 2010, mostly based on the recent outlook for the print advertising business in German language publishing.  GIT Verlag, a business-to-business German-language controlled circulation magazine business, was acquired by the Company in 2002.  As a result of the review, the Company performed an impairment test on the intangible assets related to GIT Verlag which resulted in an $11.5 million pre-tax impairment.  After considering a variety of strategic alternatives for the GIT Verlag business, the Company implemented a restructuring plan in the third quarter of fiscal year 2010 to reduce certain staffing levels and the number of journals published by GIT Verlag.  As a result, the Company recorded a pre-tax restructuring charge of approximately $1.9 million within the STMS reporting segment during the third quarter of fiscal year 2010 for severance related costs.  Also, as part of the completion of the strategic review, the Company also identified a decline in the financial outlook for three smaller controlled circulation advertising magazines and therefore performed an impairment test on the intangible assets associated with those magazines.  Based on the results of the impairment tests, the Company recognized a $0.9 million pre-tax impairment charge in the third quarter of fiscal year 2010.  The impairment and restructuring charges described above, totaling $14.3 million, or $0.17 per share, are reflected in the Impairment and Restructuring Charges line item in the Condensed Consolidated Statements of Income.

The Company is reducing costs associated with the STMS business to finance investments in enabling technology and new businesses.  These cost savings are the result of increased off-shoring and out-sourcing of certain functions and activities from high cost locations to Singapore and other countries in Asia.  The Company anticipates restructuring charges of up to $2 million, principally in the fourth quarter of this fiscal year, related to off-shoring and out-sourcing.  These charges are expected to be fully recovered within 18 months following implementation.

Operating income for the first nine months of fiscal year 2010 increased 12% to $199.2 million, or 5% excluding the favorable impact of foreign exchange and the impairment and restructuring charges.  The 5% increase was driven by higher HE and P/T revenue growth, lower STMS journal production costs due to out-sourcing and off-shoring and other cost savings partially offset by accrued incentive compensation costs.

Interest expense decreased $12.6 million to $26.5 million.  Lower interest rates contributed approximately $9.0 million towards the improvement, while lower average debt outstanding contributed approximately $3.6 million.  Losses on foreign currency transactions for the nine months ended January 31, 2010 and 2009 were $10.1 million and $10.6 million, respectively.  The foreign currency transaction losses for the nine months ending January 31, 2010 were primarily due to the revaluation of U.S. dollar cash balances held by the Company’s non-U.S. locations.  Since these amounts were held in U.S. dollars, the transaction loss did not represent an economic loss to the Company.  The losses incurred in fiscal year 2009 were primarily due to the strengthening of the U.S. dollar in the prior year against U.S. dollar third party loans and intercompany payables maintained in non-U.S. locations during that period.  The first nine months of fiscal year 2009 included a favorable $4.6 million ($0.08 per share) insurance settlement reported as Interest Income and Other.

The effective tax rate for the first nine months of fiscal year 2010 was 29.2% compared to 22.7% in the prior year period.  The effective tax rate for the first nine months of fiscal year 2009 includes the reversal of a previously accrued income tax reserve of approximately $3.2 million ($0.05 per share) due to an income tax settlement with tax authorities in non-U.S. jurisdictions.  The Company’s effective tax rate for the first nine months of fiscal year 2009 excluding the reversal was approximately 25.1%.  The increase in the effective tax rate excluding the reversal was principally due to lower foreign tax benefits and a non-taxable insurance receipt in the prior year.

Earnings per diluted share for the nine months ended January 31, 2010 and 2009 was $1.95 and $1.74, respectively, while net income for the same periods was $115.5 million and $103.8 million, respectively.  On a currency neutral basis and excluding the impairment and restructuring charges of approximately $0.17 per share from the current year, earnings per diluted share increased 3%. Higher operating income and lower interest expense was partially offset by a prior year insurance receipt ($0.08 per share) and a prior year tax reserve reversal ($0.05 per share).

Throughout this report, references to amounts “excluding foreign exchange”, “currency neutral” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses. Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location.

Segment Results for the Nine months Ended January 31, 2010

As of May 1, 2009, the Company transferred management responsibility and reporting for certain textbooks from the Professional/Trade segment to the Higher Education segment. All prior year periods have been restated for comparability.  These changes had no impact on Wiley’s consolidated revenue, net income or earnings per share.

Scientific, Technical, Medical and Scholarly (STMS):

Global STMS revenue for the first nine months of fiscal year 2010 increased 2% to $708.6 million, but was flat excluding favorable foreign exchange. Excluding foreign exchange, revenue growth from journal subscriptions, article sales, reprints and the Cochrane subscription-based database was offset by lower book and business-to-business advertising revenue.

Direct contribution to profit for the first nine months of fiscal year 2010 increased 1% to $278.1 million, but declined 2% excluding the $14.3 million asset impairment and restructuring charges recorded during fiscal year 2010 and the favorable impact of foreign exchange. The decline on a currency neutral basis and excluding the asset impairment and restructuring charges was primarily due to modest revenue growth, increased costs associated with new business, and a $2.0 million bad debt recovery in the first quarter of fiscal year 2009, partially mitigated by expense savings, lower journal production costs due to off-shoring and out-sourcing, and the completion of Blackwell-related integration activities.

Journals

For the first nine months of fiscal year 2010, journal revenue increased 3% to $573.8 million, or 1% excluding the favorable impact of foreign exchange.  Growth in journal subscription revenue and other journal publishing revenue were offset by lower advertising revenue.

Due to the fact that the majority of the Company’s journal subscriptions are licensed on a calendar year basis, the Company also monitors and analyzes its journal subscription revenue on that basis.  Journal subscription revenue increased 5% on a currency neutral basis for the twelve-month calendar period ended December 31, 2009.

Books and Reference

Books and reference revenue for the first nine months of fiscal year 2010 declined 5% to $126.6 million, or 3% excluding the unfavorable impact of foreign exchange.  The decrease is principally due to the transfer of certain books to Higher Education in the current fiscal year which generated approximately $2.8 million in the first nine months of fiscal year 2009. On a currency neutral basis and excluding the effect of the transfer, books and reference revenue was flat with the prior year period.

Professional/ Trade (P/T):

Global P/T revenue for the first nine months of fiscal year 2010 of $317.0 million increased 3% over prior year, including and excluding foreign exchange. Strong second and third quarter results were driven by consumer,  business, psychology and technology and  the Meredith and GMAC agreements, all of which more than offset weak first quarter results.  The new agreements contributed approximately $6.9 million to current period results. North America exhibited the most growth followed by EMEA.

Direct contribution to profit for the first nine months of fiscal year 2010 increased 4%, including and excluding foreign exchange, due to higher revenue and advertising and marketing cost savings partially offset by higher accrued incentive compensation.

Higher Education:

Global HE revenue for the first nine months of fiscal year 2010 increased 17% to $237.8 million, or 14% on a currency neutral basis.  Double-digit growth was experienced in all regions. Year-to-date results include revenue of approximately $2.5 million from books previously reported in STMS and $1.0 million from books previously reported in P/T.  Excluding these transferred books, HE growth was 13% on a performance basis.

Direct contribution to profit for the first nine months of fiscal year 2010 increased 25% to $91.7 million, or 21% on a currency neutral basis primarily due to top-line growth and gross margin improvement.  Revenue outside of traditional textbook sales, including WileyPLUS, custom publishing, desktop and binder editions, is up 40% for the nine months and now represents 26% of all HE revenue.

Nine-Month Results by Subject Category
•
In Business and Accounting, revenue exceeded prior year by 16%.  A strong accounting frontlist continued to drive growth, particularly Kieso: Intermediate Accounting 13e, Kimmel: Financial Accounting 5e and Weygandt: Accounting Principles 9e.

•	In Engineering and Computer Science, revenue exceeded prior year by 19%. Key books included Munson: Fluid Mechanics 6e, Turban: Information Management 7e and Fitzgerald: Data Communications, 10e.
•
In Mathematics and Statistics, revenue exceeded prior year by 25%.  Key books included Hughes Hallett: Calculus 5e, Anton: Calculus 9e, Boyce: Elementary Differential Equations 9e and Young: College Algebra 2e.

•	In Sciences, revenue exceeded prior year by 8%. Growth was attributed to Cutnell: Physics 8e, Berg: Visualizing Environmental Science 1e and 2e and Jenkins: Anatomy and Physiology 2e.

In Social Sciences, revenue exceeded prior year by 19%.  Key books included Huffman: Psychology 9e, deBlij: Concepts Geography 4e, Kring: Abnormal Psychology 11e and Lucas Murillo: Con Brio – Beginning Spanish.

•	Revenue from the Visualizing series exceeded prior year by 89%. Growth was driven by Berg: Visualizing Environmental Science, Ireland: Visualizing Human Biology and Murck: Visualizing Geology.

WileyPLUS
•	Global fiscal year-to-date billings increased 39% over the prior year period to approximately $28 million.
•	Deferred WileyPLUS revenue as of January 31, 2010 was approximately $6.8 million.
•	Strong sales increases in the US, Asia, Australia, and the UK.

Shared Services and Administrative Costs:

Shared services and administrative costs for the first nine months of fiscal year 2010 of $246.4 million were flat with the prior year period, or increased 2% excluding the favorable impact of foreign exchange.  The increase was driven by higher cash  and share-based incentive compensation and higher licensing, maintenance and depreciation costs due to increased technology investments, partially offset by lower distribution costs and other cost savings. Investment is focused in next generation platforms in HE and STMS and related content technology, hosting and support.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Cash and Cash Equivalents balance was $67.5 million at the end of the third quarter of fiscal year 2010, compared with $72.4 million a year earlier.

Cash Provided by Operating Activities for the first nine months of fiscal year 2010 increased $111.8 million to $314.7 million principally due to improvement in deferred revenue, higher earnings and non-cash charges and provisions, partially offset by higher discretionary pension contributions.  The increase in deferred revenue reflects improved cash collections for calendar years 2009 and 2010 journal subscriptions. The improvement in cash provided by Changes in Operating Assets and Liabilities included increased noncash incentive compensation accruals and other accrued expenses, lower inventory, and higher royalty and income taxes payable partially offset by higher accounts receivable, reflecting higher book revenue partially offset by improved cash collections, and lower accounts payable due to timing of payments.

Cash used for Investing Activities for the first nine months of fiscal year 2010 was $147.4 million compared to $147.7 million in the prior year. The Company invested $5.6 million in acquisitions of publishing assets and rights compared to $22.4 million in the prior year. The first nine months of fiscal year 2010 included approximately $141.8 million invested in product development and property, plant and equipment compared to $125.3 million last year.  This increase primarily reflects higher spending on royalty advances and composition to support business growth. Projected product development and property, equipment and technology capital spending for fiscal year 2010 is forecast to be approximately $130 million and $50 million, respectively, to drive future revenue growth.

Cash used for Financing Activities was $204.9 million in the first nine months of fiscal 2010, as compared to $28.7 million in the prior year period. The Company’s net debt (debt less cash and cash equivalents) decreased $246.0 million from January 31, 2009.  Net debt payments in fiscal 2010 have been $185.3 million compared to net borrowings of $49.1 million in the prior year period. Financing activities in both periods included the payment of dividends to shareholders and proceeds from stock option exercises. The Company did not repurchase any treasury shares in the first nine months of fiscal 2010 versus $35.1 million spent in the prior year period. The Company increased its quarterly dividend to shareholders by 7.7% to $0.14 per share versus $0.13 per share in the prior year.

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

Global capital markets and credit markets have recently experienced increased volatility. As of January 31, 2010, the Company had approximately $637.1 million of debt outstanding and approximately $584.2 million of unused borrowing capacity. The Company believes its operating cash flow together with existing credit facilities and other available debt financing are sufficient to meet its operating, investing and financing needs, although there can be no assurance that continued or increased volatility and possible disruption in the global capital markets will not impair our ability to access these markets on terms commercially acceptable to us or at all.

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

Interest Rates

The Company had approximately $637.1 million of variable rate loans outstanding at January 31, 2010, which approximated fair value.  On February 16, 2007, the Company entered into an interest rate swap agreement, designated as a cash flow hedge as defined under ASC 815.  The hedge locked-in a portion of the variable interest due on a portion of the Term Loan. Under the terms of the interest rate swap, the Company pays a fixed rate of 5.076% and receives a variable rate of interest based on three month LIBOR (as defined) from the counter party which is reset every three months for a four-year period ending February 8, 2011. The notional amount of the rate swap was initially $660.0 million which will decline through February 8, 2011, based on the expected amortization of the Term Loan.  As of January 31, 2010, the notional amount of the rate swap was $400.0 million.

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

It is management’s intention that the notional amount of interest rate swaps be less than the Term Loan and the Revolving Credit Facility outstanding during the life of the derivatives.  During the three and nine months ended January 31, 2010, the Company recognized a pretax loss on its hedge contracts of approximately $6.0 million and $16.8 million, respectively, which is reflected in Interest Expense in the Condensed Consolidated Statements of Income.  At January 31, 2010, the aggregate fair value of the interest rate swaps was a net deferred loss of $17.4 million. Approximately $3.3 million and $14.1 million of the deferred loss is included in Other Accrued Liabilities and Other Long-Term Liabilities in the Condensed Consolidated Statements of Financial Position, respectively. On an annual basis, a hypothetical one percent change in interest rates for the $137.1 million of unhedged variable rate debt as of January 31, 2010 would affect net income and cash flow by approximately $0.9 million.

Foreign Exchange Rates

Annually, operations outside of the U.S generate approximately 50% of the Company’s net revenue and incur approximately 40% of the Company’s expense.  Fluctuations in currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is primarily exposed to movements in British pound sterling, euros, Canadian and Australian dollars, and certain Asian currencies. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses.  Adjustments resulting from translating assets and liabilities are reported as a separate component of accumulated other comprehensive income (loss) within shareholders’ equity under the caption foreign currency translation adjustment.  The Company has significant investments in non-US businesses that are exposed to foreign currency risk.  During the first nine months of fiscal year 2010, the Company recorded approximately $101.8 million of currency translation gains in other comprehensive income primarily as a result of the weakening of the U.S. dollar relative to the British pound sterling.

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

Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in the Condensed Consolidated Statements of Income as incurred. Under certain circumstances, the Company may enter into derivative financial instruments in the form of foreign currency forward contracts to hedge against specific transactions, including intercompany purchases and loans. The Company does not use derivative financial instruments for trading or speculative purposes.

During fiscal year 2010, the Company entered into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities.  Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Gains (Losses) on the Condensed Consolidated Statements of Income.  The Company did not designate these forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts.  Therefore, the forward exchange contracts are marked to market through Foreign Exchange Gains (Losses) on the Condensed Consolidated Statements of Income, and are carried at their fair value on the Condensed Consolidated Statements of Financial Position.  Accordingly, fair value changes in the forward exchange contracts substantially mitigate the changes in the value of the remeasured foreign currency denominated assets and liabilities attributable to changes in foreign currency exchange rates. As of January 31, 2010, the fair value of open forward exchange contracts was a loss of approximately $2.1 million, which was measured on a recurring basis using Level 2 inputs and recorded within Other Accrued Liabilities on the Condensed Consolidated Statements of Financial Position.  For both the three and nine months ended January 31, 2010, the losses recognized on the forward contracts were $2.1 million, and were substantially offset by the foreign exchange gains recognized on the economically hedged foreign currency denominated assets and liabilities.  As of January 31, 2010, the total notional amount of open foreign currency forward contracts in U.S. dollars was approximately $154.0 million and was settled in February 2010. The Company did not enter into any forward exchange contracts during fiscal year 2009.

Sales Return Reserves

Sales return reserves, net of estimated inventory and royalty costs, are reported as a reduction of accounts receivable in the Condensed Consolidated Statements of Financial Position and amounted to $67.5 million, $61.3 million and $55.2 million as of January 31, 2010 and 2009, and April 30, 2009, respectively.  The Company provides for sales returns based upon historical experience.  A change in the pattern of trends in returns could affect the estimated allowance.  On an annual basis, a hypothetical one percent change in the estimated sales return rate could affect net income by approximately $4.3 million.

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

There were no changes in the Company’s internal controls over financial reporting during the third fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of fiscal year 2010, the Company did not make any purchases of Class A Common Stock under its stock repurchase program. As of January 31, 2010 the Company has authorization from its Board of Directors to purchase up to approximately 798,630 additional shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1 – Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2 – Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1 – 18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer

32.2 – 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

(b)	The following reports on Form 8-K were furnished to the Securities and Exchange Commission since the filing of the Company’s 10-Q on December 10, 2009.

i.	Earnings release on the third quarter fiscal 2010 results issued on Form 8-K dated March 11, 2010 which included the condensed financial statements of the Company.

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

Dated: March 11, 2010