Form 10-K/A
period 2010-04-30
WILEY JOHN & SONS, INC.
filed 2010-06-23
CIK 107140

FORM 10-K/A

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

EXPLANATORY STATEMENT

Conformed signatures for William J. Pesce, Ellis E. Cousens and Edward J. Melando were added to pages 46, 83 and Exhibits 31.1, 31.2, 32.1 and 32.2.

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