Form 10-Q
period 2010-07-31
WILEY JOHN & SONS, INC.
filed 2010-09-09
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]                                                                                                         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT 1934

               For the quarterly period ended July 31, 2010                                                                                                                            Commission File No. 1-11507

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
YES [ ] NO [X]

The number of shares outstanding of each of the Registrant’s classes of Common Stock as of August 31, 2010 were:

   Class A, par value $1.00 – 50,682,232
Class B, par value $1.00 – 9,582,095

This is the first page of a 28 page document

JOHN WILEY & SONS, INC.

INDEX

PART I	-	FINANCIAL INFORMATION	PAGE NO.

Item 1.		Financial Statements.

		Condensed Consolidated Statements of Financial Position - Unaudited as of July 31, 2010 and 2009, and April 30, 2010	3

		Condensed Consolidated Statements of Income - Unaudited for the three months ended July 31, 2010 and 2009	4

		Condensed Consolidated Statements of Cash Flows – Unaudited for the three months ended July 31, 2010 and 2009	5

		Notes to Unaudited Condensed Consolidated Financial Statements	6-12

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-19

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	20-21

Item 4.		Controls and Procedures	22

PART II	-	OTHER INFORMATION

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6.		Exhibits and Reports on Form 8-K	22-23

SIGNATURES AND CERTIFICATIONS			24-26

EXHIBITS			27-28

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - UNAUDITED
(In thousands)

	July 31,		April 30,
	2010	2009	2010
Assets:
Current Assets
Cash and cash equivalents	$113,880	$68,197	$153,513
Accounts receivable	225,309	212,117	186,535
Inventories	98,593	110,558	97,857
Prepaid and other	29,522	37,099	47,809
Total Current Assets	467,304	427,971	485,714

Product Development Assets	105,371	91,898	107,755
Property, Equipment and Technology	150,987	146,484	152,684
Intangible Assets	907,885	990,631	911,550
Goodwill	618,828	636,782	615,479
Deferred Income Tax Benefits	7,177	12,531	6,736
Other Assets	36,270	34,610	36,284
Total Assets	$2,293,822	$2,340,907	$2,316,202

Liabilities & Shareholders' Equity:
Current Liabilities
Accounts and royalties payable	$167,810	$150,115	$158,870
Deferred revenue	215,821	228,103	275,653
Accrued employment costs	33,547	28,926	81,507
Accrued income taxes	2,799	877	2,516
Accrued pension liability	2,222	2,569	2,245
Other accrued liabilities	55,450	51,280	63,581
Current portion of long-term debt	75,625	73,125	90,000
Total Current Liabilities	553,274	534,995	674,372

Long-Term Debt	611,375	793,875	559,000
Accrued Pension Liability	121,135	77,777	119,280
Deferred Income Tax Liabilities	167,080	193,255	167,669
Other Long-Term Liabilities	72,712	93,938	73,445

Shareholders’ Equity
Class A & Class B common stock	83,191	83,191	83,191
Additional paid-in-capital	214,895	164,900	210,848
Retained earnings	1,037,542	911,227	1,003,099
Accumulated other comprehensive loss	(223,414)	(146,783)	(227,646)
Treasury stock	(343,968)	(365,468)	(347,056)
Total Shareholders’ Equity	768,246	647,067	722,436
Total Liabilities & Shareholders' Equity	$2,293,822	$2,340,907	$2,316,202

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(In thousands except per share information)

	For The Three Months
	Ended July 31,
	2010	2009

Revenue	$407,938	$388,375

Costs and Expenses
Cost of sales	125,269	121,536
Operating and administrative expenses	211,028	202,113
Amortization of intangibles	8,582	9,076
Total Costs and Expenses	344,879	332,725

Operating Income	63,059	55,650

Interest Expense	(5,708)	(8,923)
Foreign Exchange Losses	(683)	(9,755)
Interest Income and Other, net	420	145

Income Before Taxes	57,088	37,117
Provision For Income Taxes	13,043	10,240

Net Income	$44,045	$26,877

Earnings Per Share
Diluted	$0.72	$0.45
Basic	$0.74	$0.46

Cash Dividends Per Share
Class A Common	$0.16	$0.14
Class B Common	$0.16	$0.14

Average Shares
Diluted	60,905	59,123
Basic	59,877	58,169

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW – UNAUDITED
(In thousands)
	For The Three Months
	Ended July 31,
	2010	2009
Operating Activities
Net income	$44,045	$26,877
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Amortization of intangibles	8,582	9,076
Amortization of composition costs	11,648	11,176
Depreciation of property, equipment and technology	10,996	9,738
Stock-based compensation	3,938	2,739
Excess tax benefits from stock-based compensation	(464)	(102)
Foreign exchange transaction losses	683	9,755
Pension expense, net of contributions	3,947	(14,550)
Non-cash charges & other	26,028	21,849
Change in deferred revenue	(57,695)	(41,609)
Net change in operating assets and liabilities, excluding acquisitions	(44,563)	(44,538)
Cash Provided by (Used for) Operating Activities	7,145	(9,589)
Investing Activities
Additions to product development assets	(35,218)	(33,378)
Additions to property, equipment and technology	(9,477)	(8,889)
Acquisitions, net of cash acquired	(2,402)	(3,695)
Cash Used for Investing Activities	(47,097)	(45,962)
Financing Activities
Repayment of long-term debt	(76,900)	(249,300)
Borrowings of long-term debt	114,900	293,900
Change in book overdrafts	(27,858)	(18,616)
Cash dividends	(9,602)	(8,193)
Proceeds from exercise of stock options and other	2,733	347
Excess tax benefits from stock-based compensation	464	102
Cash Provided by Financing Activities	3,737	18,240
Effects of Exchange Rate Changes on Cash	(3,418)	2,680
Cash and Cash Equivalents
Decrease for the Period	(39,633)	(34,631)
Balance at Beginning of Period	153,513	102,828
Balance at End of Period	$113,880	$68,197
Cash Paid During the Period for:
Interest	$5,297	$7,976
Income taxes, net	$1,760	$347

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, results of operations and cash flows for the periods presented.  Operating results for the interim period are not necessarily indicative of the results expected for the full year.  These financial statements should be read in conjunction with the most recent audited financial statements included in the Company’s Form 10-K for the fiscal year ended April 30, 2010.

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

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products and services separately rather than as a combined unit.  Specifically, this guidance amends the existing criteria for separating consideration received in multiple-deliverable arrangements, eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  The guidance also establishes a hierarchy for determining the selling price of a deliverable, which is based on vendor-specific objective evidence; third-party evidence; or management estimates.  Expanded disclosures related to the Company’s multiple-deliverable revenue arrangements will also be required.  The new guidance is effective for revenue arrangements entered into or materially modified on and after May 1, 2011.  The Company does not expect the application of this new standard to have a significant impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  ASU 2010-06 requires new disclosures for transfers in and out of Levels 1 and 2 of the fair value measurement hierarchy, and expands disclosures related to activity in Level 3 fair value measurements.  ASU 2010-06 also clarifies existing disclosures on the level of detail required for assets and liabilities measured at fair value from their respective line items on the statement of financial position, and the valuation techniques and inputs used in fair value measurements that fall within Level 2 or Level 3 of the fair value hierarchy. Except for the disclosures related to the activity in Level 3 fair value measurements, the Company adopted ASU 2010-06 as of May 1, 2010. The requirement to provide detailed disclosures about the activity for Level 3 fair value measurements is effective for the Company as of May 1, 2011. Since the revised guidance only requires additional disclosures about the Company’s fair value measurements, its adoption will not affect the Company’s financial position or results of operations.

There have been no other new accounting pronouncements issued that have had, or are expected to have a material impact on the Company’s consolidated financial statements.

3.	Share-Based Compensation

The Company has share-based compensation plans under which employees may be granted options to purchase shares of Company common stock at the fair market value at the time of grant.  In addition to stock options, the Company grants performance-based stock awards and restricted stock awards to certain management level employees.  The Company recognizes the fair value of share-based compensation in net income on a straight-line basis over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established three years in advance. For the three months ended July 31, 2010 and 2009, the Company recognized share-based compensation expense, on a pre-tax basis, of $3.9 million and $2.7 million, respectively.

The following table provides share-based compensation data for awards granted by the Company:

	For the Three Months Ended July 31,
	2010	2009
Restricted Stock:
Awards granted (in thousands)	250	319
Weighted average fair market value of grant	$40.02	$35.04
Stock Options:
Awards granted (in thousands)	407	695
Weighted average fair market value of grant	$11.97	$11.32

The weighted average Black-Scholes fair value assumptions for stock option grants are as follows:

	For the Three Months Ended July 31,
	2010	2009
Expected life of options (years)	7.8	7.8
Risk-free interest rate	2.7%	3.3%
Expected volatility	28.8%	29.9%
Expected dividend yield	1.6%	1.6%
Fair value of common stock on grant date	$40.02	$35.04

4.	Comprehensive Income (Loss)

Comprehensive income (loss) was as follows (in thousands):

	For the Three Months Ended July 31,
	2010	2009
Net income	$44,045	$26,877
Changes in accumulated other comprehensive income (loss):
Foreign currency translation adjustment	1,197	111,097
Change in unrecognized retirement costs, net of tax	930	(1,659)
Change in unrecognized loss on interest rate swaps, net of tax	2,105	2,177
Comprehensive income	$48,277	$138,492

A reconciliation of accumulated other comprehensive income (loss) follows (in thousands):

	For the Three Months
	April 30, 2010	Change for Period	July 31, 2010
Foreign currency translation loss	$(142,731)	$1,197	$(141,534)
Unrecognized retirement costs, net of tax	(80,953)	930	(80,023)
Unrecognized loss on interest rate swaps, net of tax	(3,962)	2,105	(1,857)
Total	$(227,646)	$4,232	$(223,414)

5.	Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

	For the Three Months Ended July 31,
	2010	2009
Weighted average shares outstanding	60,176	58,470
Less: Unearned restricted shares	(299)	(301)
Shares used for basic earnings per share	59,877	58,169
Dilutive effect of stock options and other stock awards	1,028	954
Shares used for diluted earnings per share	60,905	59,123

For the three months ended July 31, 2010 and 2009, options to purchase Class A Common Stock of 2,348,386 and 3,521,660, respectively, have been excluded from the shares used for diluted earnings per share, as their inclusion would have been anti-dilutive. In addition, for the three months ended July 31, 2010 and 2009, unearned restricted shares of 20,500 and 9,000 respectively, have been excluded as their inclusion would have been anti-dilutive.

6.	Inventories

Inventories were as follows (in thousands):

	As of July 31,		As of April 30,
	2010	2009	2010
Finished goods	$83,921	$94,045	$86,355
Work-in-process	7,673	10,030	7,566
Paper, cloth and other	10,596	10,609	7,434
	102,190	114,684	101,355
LIFO reserve	(3,597)	(4,126)	(3,498)
Total inventories	$98,593	$110,558	$97,857

7.      Segment Information

The Company is a global publisher of print and electronic products, providing content and digital solutions to customers worldwide. Core businesses include scientific, technical, medical and scholarly journals, encyclopedias, books, online products and services; professional and consumer books, subscription products, certification and training materials, online applications and websites; and educational materials in all media, including integrated online teaching and learning resources, for undergraduate, graduate and advanced placement students, educators and lifelong learners worldwide as well as secondary school students in Australia. The Company maintains publishing, marketing, and distribution centers in Asia, Australia, Canada, Germany, the United Kingdom and the United States. The Company’s reportable segments are based on the management reporting structure used to evaluate performance.

Segment information is as follows (in thousands):

	For The Three Months
	Ended July 31,
	2010	2009
Revenue
Scientific, Technical, Medical and Scholarly	$229,399	$229,453
Professional/Trade	99,898	89,679
Higher Education	78,641	69,243
Total	$407,938	$388,375

Direct Contribution to Profit
Scientific, Technical, Medical and Scholarly	$93,743	$93,905
Professional/Trade	21,685	16,434
Higher Education	32,301	25,621
Total	$147,729	$135,960

Shared Services and Administration Costs
Distribution	$(27,020)	$(27,026)
Technology Services	(27,550)	(22,643)
Finance	(10,018)	(10,453)
Other Administration	(20,082)	(20,188)
Total	$(84,670)	$(80,310)
Operating Income	$63,059	$55,650

8.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of July 31,		As of April 30,
	2010	2009	2010
Intangible assets with indefinite lives:
Brands and trademarks	$170,990	$177,900	$169,621
Acquired publishing rights	99,600	131,434	101,891
	$270,590	$309,334	$271,512
Net intangible assets with determinable lives:
Acquired publishing rights	$576,207	$613,609	$578,140
Customer relationships	50,884	55,839	51,326
Brands and trademarks	10,041	11,274	10,318
Covenants not to compete	163	575	254
	$637,295	$681,297	$640,038
Total	$907,885	$990,631	$911,550

The change in intangible assets at July 31, 2010 compared to July 31, 2009 and April 30, 2010 is primarily due to foreign exchange translation, amortization expense, and the impairment of GIT Verlag in the second quarter of fiscal year 2010.

9.	Restructuring Reserves

As of July 31, 2010 and April 30, 2010, accrued severance related to certain restructuring programs initiated during fiscal year 2010 of approximately $2.1 million and $2.5 million, respectively, was reflected in the Accrued Employment Costs line item in the Condensed Consolidated Statements of Financial Position.  The activity for the three months ended July 31, 2010 reflects severance payments of $0.4 million.  Payments to be made under the restructuring plans are expected to be completed by January 31, 2011.

10.	Income Taxes

The effective tax rates for the first three months of fiscal years 2011 and 2010 were 22.8% and 27.6%, respectively. During the first quarter of fiscal year 2011, the Company recorded a $4.2 million non-cash deferred tax benefit associated with new tax legislation enacted in the U.K. that reduced the corporate income tax rate from approximately 28% to 27%.  The new tax rate is effective as of April 1, 2011.  The benefit recognized by the Company reflects the adjustments required to restate all applicable deferred tax balances to the new income tax rate.  The Company’s effective tax rate for the three months ended July 31, 2010 excluding the tax benefit described above was 30.1%.  The increase in the effective tax rate excluding the benefit was mainly due to lower foreign tax benefits.

11.	Retirement Plans

The components of net pension expense for the defined benefit plans were as follows (in thousands):

	For the Three Months Ended July 31,
	2010	2009
Service Cost	$3,928	$2,842
Interest Cost	6,567	6,074
Expected Return of Plan Assets	(6,230)	(4,912)
Net Amortization of Prior Service Cost	220	147
Recognized Net Actuarial Loss	1,744	921
Net Pension Expense	$6,229	$5,072

Employer pension plan contributions were $2.3 million and $19.6 million for the three months ended July 31, 2010 and 2009, respectively.

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

The Company had approximately $687.0 million of variable rate loans outstanding at July 31, 2010, which approximated fair value. As of July 31, 2010, the Company maintained two interest rate swap agreements that were designated as fully effective cash flow hedges as defined under Accounting Standards Codification (“ASC”) 815.  As a result, there is no impact on the Company’s Condensed Consolidated Statements of Income for changes in the fair value of the interest rate swaps.  Under ASC 815, fully effective derivative instruments that are designated as cash flow hedges have changes in their fair value recorded initially within Accumulated Other Comprehensive Income on the Condensed Consolidated Statements of Financial Position.  As interest expense is recognized based on the variable rate loan agreements, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated Other Comprehensive Income to Interest Expense in the Condensed Consolidated Statements of Income.

On February 16, 2007 the Company entered into an interest rate swap agreement which fixed variable interest due on a portion of its term loan (“Term Loan”). Under the terms of the agreement, the Company pays a fixed rate of 5.076% and receives a variable rate of interest based on three month LIBOR (as defined) from the counter party which is reset every three months for a four-year period ending February 8, 2011.  The notional amount of the rate swap was initially $660 million, which will decline through February 8, 2011, based on the expected amortization of the Term Loan.  As of July 31, 2010 and 2009, the notional amount was $200.0 million and $400.0 million, respectively.   On October 19, 2007 the Company entered into an additional interest rate swap agreement which fixed a portion of the variable interest due on its revolving credit facility (“Revolving Credit Facility”).  Under the terms of this interest rate swap, the Company pays a fixed rate of 4.60% and receives a variable rate of interest based on three month LIBOR (as defined) from the counterparty which is reset every three months for a three-year period ending August 8, 2010.  As of July 31, 2010 and 2009, the notional amount of the rate swap was $100.0 million.  It is management’s intention that the notional amount of interest rate swaps be less than the Term Loan and the Revolving Credit Facility outstanding during the life of the derivatives.

The Company records the fair value of its interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets.  The fair value of the interest rate swaps as of July 31, 2010 and 2009 and April 30, 2010 was a net deferred loss of $8.2 million, $25.6 million and $11.5 million, respectively. As of July 31, 2010 and April 30, 2010, the deferred loss was recorded in Other Accrued Liabilities on the Condensed Consolidated Statements of Financial Position. As of July 31, 2009, the deferred loss was recorded in Other Long-Term Liabilities based on the maturity dates of the contracts. Losses that have been reclassified from Accumulated Other Comprehensive Income into Interest Expense for the three months ended July 31, 2010 and 2009 were $3.6 million and $5.1 million, respectively.

During the first quarter of fiscal year 2011, the Company entered into a forward exchange contract to manage the Company’s exposure on certain foreign currency denominated assets and liabilities.  Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Losses on the Condensed Consolidated Statements of Income.  The Company has not designated the forward exchange contract as a hedge under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contract.  Therefore, the forward exchange contract is marked to market through Foreign Exchange Losses on the Condensed Consolidated Statements of Income, and is carried at its fair value on the Condensed Consolidated Statements of Financial Position.  Accordingly, fair value changes in the forward exchange contract substantially mitigate the changes in the value of the remeasured foreign currency denominated assets and liabilities attributable to changes in foreign currency exchange rates. As of July 31, 2010, the fair value of the open forward exchange contract was a loss of approximately $0.2 million, which was measured on a recurring basis using Level 2 inputs and recorded within Other Accrued Liabilities on the Condensed Consolidated Statements of Financial Position.  For the three months ended July 31, 2010, the loss recognized on the forward contract was $0.2 million, and was substantially offset by the foreign exchange gains recognized on the economically hedged foreign currency denominated assets and liabilities.  As of July 31, 2010, the total notional amount of the open foreign currency forward contract in U.S. dollars was approximately $10.4 million. The Company did not hold any forward exchange contracts during the first quarter of fiscal year 2010.

13.	Foreign Exchange Gains/(Losses)

Losses on foreign currency transactions for the three months ended July 31, 2010 and 2009 were $0.7 million and $9.8 million, respectively. The foreign currency transaction losses in the first quarter of fiscal year 2010 were primarily due to the revaluation of U.S. dollar cash balances held by the Company’s non-U.S. locations. Since these amounts were held in U.S. dollars, the transaction losses did not represent an economic loss to the Company.

14.	Subsequent Event

Concurrent with the expiration of one of the Company’s interest rate swap agreements on August 8, 2010 (see Note 12), the Company entered into a new interest rate swap agreement on August 19, 2010, which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the new agreement, the Company pays a fixed rate of 0.8% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counter party which is reset every month for a twenty-nine month period ending January 19, 2013. As of August 19, 2010 (the effective date of the new agreement), the notional amount of the interest rate swap was $125.0 million. It is management’s intention that the notional amount of interest rate swaps will continue to be less than the Term Loan and the Revolving Credit Facility outstanding during the life of the derivatives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – FIRST QUARTER ENDED JULY 31, 2010

Revenue for the first quarter of fiscal year 2011 increased 5% to $407.9 million, or 9% excluding the unfavorable impact of foreign exchange.  Excluding foreign exchange, strong growth in Professional/Trade (“P/T”) and Higher Education (“HE”) drove the top-line results, with mid-single digit revenue growth in Scientific, Technical, Medical and Scholarly (“STMS”).

Gross profit margin for the first quarter of fiscal year 2011 of 69.3% was 0.6% higher than prior year, or 0.8% excluding the unfavorable impact of foreign exchange.  The improvement was driven by increased sales of digital products, including an eBook license with a consortium in Saudi Arabia and a favorable P/T product mix.

Operating and administrative expenses for the first quarter of fiscal year 2011 of $211.0 million were 4% higher than prior year, or 6% excluding the favorable impact of foreign exchange.  The increase excluding foreign exchange was mainly due to higher pension expense based on a lower discount rate and lower return on pension plan assets; increased technology costs; higher editorial and production costs to support journal growth and accrued incentive compensation. The higher costs were partially offset by lower journal distribution costs due to consolidation into our Singapore operations.

Operating income for the first quarter of fiscal year 2011 increased 13% to $63.1 million, or 26% excluding the unfavorable impact of foreign exchange.  The increase excluding foreign exchange was mainly driven by the revenue growth and gross profit margin improvement in all three reporting segments, partially offset by the higher operating and administrative expenses.

Interest expense decreased $3.2 million to $5.7 million for the first quarter of fiscal year 2011.  Lower interest rates and lower average debt each contributed approximately $1.6 million towards the improvement.  Losses on foreign currency transactions for the first quarters ended July 31, 2010 and 2009 were $0.7 million and $9.8 million, respectively.  The foreign currency loss in the prior year was primarily due to the revaluation of U.S. dollar cash balances held by the Company’s non-U.S. locations.  Since these amounts were held in U.S. dollars, the transaction losses did not represent an economic loss to the Company.

The effective tax rate for the first quarter of fiscal year 2011 was 22.8% compared to 27.6% in the prior year.  During the first quarter of fiscal year 2011, the Company recorded a $4.2 million ($0.07 per share) non-cash deferred tax benefit associated with new tax legislation enacted in the U.K. that reduced the corporate income tax rate from 28% to 27%.  The new tax rate is effective as of April 1, 2011. The benefit recognized by the Company reflects the restatement of all applicable deferred tax balances to the new income tax rate. The Company’s effective tax rate for the first quarter of fiscal year 2011 excluding the tax benefit described above was 30.1%.  The increase in the effective tax rate over the prior year period, excluding the deferred tax benefit, was mainly due to lower foreign tax benefits.

Earnings per diluted share for the first quarters of fiscal years 2011 and 2010 was $0.72 and $0.45, respectively, while net income for the same periods was $44.0 million and $26.9 million, respectively.  On a currency neutral basis and excluding the non-cash deferred tax benefit, earnings per diluted share increased 40%.  Higher operating income and lower interest expense were partially offset by lower foreign tax benefits.

Throughout this report, references to amounts “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses.  Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location.

First Quarter Segment Results

Scientific, Technical, Medical and Scholarly (STMS):

STMS revenue for the first quarter of fiscal year 2011 of $229.4 million was flat with the prior year but increased 7% excluding the unfavorable impact of foreign exchange.  On a currency neutral basis, growth in journal subscriptions, rights, licenses and backfiles and books were partially offset by lower reprint and advertising revenue.

Direct contribution to profit for the first quarter of fiscal year 2011 of $93.7 million was flat with the prior year but increased 9% excluding the unfavorable impact of foreign exchange.  The improvement on a currency neutral basis reflected top-line growth and gross margin improvement related to higher eBook revenue, partially offset by increased editorial costs associated with society journals.

Journals

Journals revenue for the first quarter of fiscal year 2011 decreased 3% to $184.4 million, but increased 4% excluding the unfavorable impact of foreign exchange.  On a currency neutral basis, increased revenue from journal subscriptions, rights, licenses and backfiles were partially offset by lower reprint and advertising revenue.

Due to the fact that the majority of the Company’s journal subscriptions are licensed on a calendar year basis, the Company also monitors and analyzes its journal subscription revenue on that basis.  As of July 31, 2010, calendar year 2010 subscription billings increased approximately 3% on a currency neutral basis, which is consistent with management’s expectations.

Society Journal Activity
•	13 new signings
•	15 renewed/extended contracts
•	1 contract not renewed

Key New Contracts
•
Eleven journals on behalf of the British Psychological Society (BPS).  The BPS is the second largest psychological society in the world with approximately 50,000 members. The journals were previously self-published.

•
Acta Obstetricia et Gynecologica on behalf of the Nordisk Förening för Obstetrikoch Gynekologi, a federation of five national societies of obstetricians and gynaecologists in Denmark, Norway, Finland, Iceland and Sweden.

•
Journal of the European Economic Association on behalf of the European Economic Association (EEA).  The EEA is the third highest profile economic society in the world, thereby strengthening Wiley’s position as the world’s leading publisher of society journals in this field.

Books and Reference

Books and reference revenue for the first quarter of fiscal year 2011 increased 18% to $42.4 million, or 22% on a currency neutral basis.  On a currency neutral basis, book revenue experienced growth in all regions largely due to a new one-time online book license with a consortium in Saudi Arabia, and growth in other publishing income.

Wiley Online Library

Wiley Online Library, one of the world’s broadest and deepest multidisciplinary collections of online resources covering life, health and physical sciences, social science and the humanities, was launched successfully in August.  Built on the latest technology and designed with extensive input from scholars around the world, Wiley Online Library delivers seamless integrated access to over four million articles from 1,500 journals, 9,000 books, and hundreds of reference works, laboratory protocols and databases.  Key features and enhancements include:

•	Revenue opportunities, including new applications and business models, online advertising, deeper market penetration, enhanced discoverability and individual sales/pay-per-view

•	An easy-to-use interface providing intuitive navigation and fast access to online content

•	Research tools to enable the discovery of available resources and help pinpoint information

•	Personalization options to keep up-to-date on the latest research with content alerts and RSS feeds and the ability to store key publications and articles for future reference

•	Customizable product home pages that allow journal and society communities to highlight key features and share news and information

•	Access icons that identify the content available to customers through institutional licenses, society membership and author-funded Online Open publication, as well as freely available content

Alliances
•	A copublishing agreement was signed with the Society of Chemical Industry to launch a new electronic journal entitled Greenhouse Gases: Science and Technology.

Digital Update
•	eBook sales nearly doubled over prior year, excluding a large, one-time online book license with a consortium in Saudi Arabia.
•	Online advertising sales, which is a key feature of Wiley Online Library, continued to gain traction.
•
A pilot project was launched with Scivee, a leading video platform solutions provider to the STM market, to create synchronized video presentations by Wiley authors. The primary objective of this pilot is to test the impact of new media on article usage.

Journal Impact Factors

In the first quarter of fiscal year 2011, Wiley announced that two-thirds of its journals have an Impact Factor according to the recently released Thomson ISI® 2009 Journal Citation Reports, a leading evaluator of journal influence and impact.  Impact Factor is a score reflecting the frequency that peer-reviewed journals are cited by researchers.  Wiley has a higher percentage of its journals with an Impact Factor than any other major publisher.

•	Of these ranked journals, nearly a quarter are in the top ten in one or more subject categories, while two-thirds are in the top half. Fifty-one new Wiley journals were added to the listing for 2009.

•	Wiley has thirty-six #1 rankings.

o	Physical Sciences and Chemistry: four #1 rankings, including Mass Spectrometry Reviews for the 11th consecutive year and Advanced Synthesis and Catalysis for its 7th year.

o
Life Sciences:  nine #1 rankings, including five newcomers and four repeats from last year - Aging Cell, Global Ecology and Biogeography, Human Brain Mapping and Journal of Avian Biology in Ornithology.

o
Social Sciences and Humanities: thirteen #1 rankings, including Child Development (ranked #1 for the fifth consecutive year), Econometrica, Industrial Relations and Journal of Computer-Mediated Communication. Seventy-five Wiley journals are ranked in the top ten of their respective categories.

o
Health Sciences: ten #1 rankings and an additional fifty in the top ten.  The journal CA – A Cancer Journal for Clinicians, published on behalf of The American Cancer Society, was awarded the highest Impact Factor among all medical journals.

Professional/ Trade (P/T):

P/T revenue for the first quarter of fiscal year 2011 grew 11% to $99.9 million, or 12% excluding the unfavorable impact of foreign exchange.  Sales growth was driven by higher technology, education and business categories, and was strong in all regions with the Americas up 10%, EMEA up 35% and Asia-Pacific up 14%, on a currency neutral basis.

Direct contribution to profit for the first quarter of fiscal year 2011 increased 32% to $21.7 million, or 33% excluding the unfavorable impact of foreign exchange.  The improvement was driven by top-line growth, product mix and higher-margin eBook sales, partially offset by increased employment costs.

Revenue by Category
●	Business advanced 12%, with sales strong through all channels and in all regions. eBook sales were strong.
●	Consumer declined 7% against a strong prior year.
●	Technology was up 30% due to the success of books related to MS Office 2010 and the iPad, as well as global growth across the professional and certification lines.
●	Education grew 37%, fueled by the best seller Teach Like a Champion by Doug Lemov.
●	Architecture was flat compared to prior year.
●	Psychology grew 13% compared to prior year.

eBooks
•	eBook sales doubled in the first quarter to nearly $4 million.
•	Wiley has agreements with several eBook channel partners, including Amazon (Kindle), Apple (iPad), Barnes & Noble (Nook), Borders (Kobo), CourseSmart, Google and many others.
•	Approximately 2,000 eBooks are already available through the Apple iBook store. Over 9,000 Wiley books are available on Amazon’s Kindle store, which can also be read on the iPad.
•	In June, Wiley signed an eBook agreement with Google.

Other Digital Initiatives/Products
•
LPI Online (Leadership Practice Inventory), a comprehensive suite of online leadership tools, including assessment instruments typically administered by human resource professionals, launched ten new feature enhancements and implemented a new, more streamlined user registration process.  The number of registered users doubled quarter-over-quarter to 110,000.

•
Frommers Unlimited launched a private-label travel section for AARP (our first delivery from the new application called Online Delivery Framework) that included 100 destination guides with custom overviews.   Also launched this quarter was a new Alitalia destination guide service covering 45 of its key routes in English and Italian.

Alliances
•	In June, Wiley announced an agreement with RSMeans, a division of Reed Construction Group, to become its exclusive publisher and distributor of professional reference books. In addition to managing the current reference collection, Wiley and RSMeans will launch a branded series of new reference books over the next several years, primarily targeting the commercial and residential construction markets, in both print and digital formats.

New Books
•
Business and Finance: Marketing Lessons from the Grateful Dead: What Every Business Can Learn from the Most Iconic Band in History by David Meerman Scott and Brian Halligan; Business Model Generation: A Handbook for Visionaries, Game-Changers and Challengers by Alexander Osterwalder; Valuation 5e, a book published with McKinsey; Little Book of Bull Moves by Peter Schiff; and Coherent Stress Testing by Riccardo Rebonato.

•
Consumer:  Good Stuff Cookbook by Spike Mendelsohn, former “Food Network Top Chef” contestant; You Can Can, a Better Homes and Gardens book; Dora and Diego Let’s Cook, a Nickelodeon book; and nine Essentials For Dummies books, including Algebra I, Pre-Algebra and Grammar.

•	Technology: iPad For Dummies by Ed Baig and Bob LeVitus; and MS Office For Dummies DVD and Office For Dummies author profile videos.
•
Psychology: Handbook of Social Psychology eMRW, the foremost reference that academics, researchers and graduate students rely on for current, well-researched and thorough information covering the field of social psychology.

Higher Education:

Global HE revenue grew 14% to $78.6 million in the first quarter of fiscal year 2011, or 12% on a currency neutral basis.  Strong growth occurred in every region and nearly every subject category.  Contributing to the results were a strong frontlist, increased enrollment and revenue from eBooks, digital content sold directly to institutions, binder editions and custom publishing.

Direct contribution to profit for the first quarter of fiscal year 2011 increased 26% to $32.3 million, or 24% excluding the favorable impact of foreign exchange.   Top-line growth and improved gross margin from higher digital revenue drove the results.

Revenue by Region
•	Americas grew 15% to $59.9 million or 14% on a currency neutral basis.
•	EMEA rose 7% to $5.2 million, or 12% on a currency neutral basis.
•	Asia-Pacific advanced 12% to $13.5 million, or 5% on a currency neutral basis.

Revenue by Subject
•
In Engineering and Computer Science revenue increased 32%.  Growth was driven primarily by Callister: Materials Science 8e, Rainer: Intro to IS 3e, Montgomery: Applied Statistics 5e and Horstmann: Big Java 4e and Java for Everyone 1e.

•	Science revenue increased 21%. Books driving growth include Halliday: Physics 9e, Solomons: Organic Chemistry 10e, Grosvenor: Visualizing Nutrition 1e and Karp: Cell and Molecular Biology 6e.
•
Business and Accounting revenue grew 2%, but was flat on a currency neutral basis compared to a strong quarter in the prior year.   Weygandt: Financial Accounting 7e and Managerial Accounting 5e, as well as Schermerhorn: Organizational Behaviour 11e and Boone: Contemporary Business 13e Update, contributed to the results.

•	Social Science revenue increased 19%. Key books include deBlij: Regions 14e, Gisslen: Cooking 7e, Comer: Psychology 1e and Strahler: Physical Geography 5e.
•	Mathematics revenue was up slightly. Results were driven by Hughes Hallet: Applied Calculus 4e and Mann: Statistics 7e.
•	Microsoft Online Academic Course (MOAC) revenue increased 30%, attributable to growth in the Windows Server books.

WileyPLUS
•	Global billings of WileyPLUS in the first quarter grew 13% to approximately $12 million.
•	Digital-only billings (not packaged with a print textbook) grew 26% to approximately $4 million.
•	Billings of WileyPLUS outside the US were approximately $2 million, or 18% of global WileyPLUS.
•	Deferred WileyPLUS revenue as of July 31, 2010 was approximately $12 million compared with $11 million a year ago.

Shared Services and Administrative Costs:

Shared services and administrative costs for the first quarter of fiscal year 2011 increased 5% to $84.7 million, or 7% excluding the favorable impact of foreign exchange.  The increase was driven by higher technology costs due to development, depreciation and licensing/maintenance; higher pension costs; and accrued incentive compensation partially offset by lower journal distribution costs due to offshoring.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Cash and Cash Equivalents balance was $113.9 million at the end of the first quarter of fiscal year 2011, compared with $68.2 million a year earlier. Cash provided by Operating Activities in the first quarter of fiscal year 2011 was $7.1 million compared with a use  of $9.6 million in the prior year principally due to lower pension contributions, and higher earnings partially offset by deferred revenue due to the timing of journal subscription cash collections.  Subscription receipts were higher in the prior period due to the resolution of calendar year 2009 billing delays of approximately $37 million which shifted cash collections from fiscal year 2009 to the first quarter of fiscal year 2010.

Cash Used for Investing Activities for the first quarter 2011 was $47.1 million compared to $45.9 million in the prior year. The Company invested $2.4 million in acquisitions of publishing assets and rights compared to $3.7 million in the prior year. Cash used for property, equipment and technology and product development increased $2.4 million to support business growth and due to timing. Projected product development and property, equipment and technology capital spending for fiscal year 2011 is forecast to be approximately $145 million and $60 million, primarily to enhance system functionality and drive future business growth.

Cash Provided by Financing Activities was $3.7 million in the first quarter of fiscal 2011, as compared to $18.2 million in the prior year period. The Company’s net debt (debt less cash and cash equivalents) decreased $225.7 million from July 31, 2009. Financing activities in both periods included net borrowings under the credit facility to finance operations, payments of dividends to shareholders and cash from stock option exercises. The Company increased its quarterly dividend to shareholders by 14.3% to $0.16 per share versus $0.14 per share in the prior year.

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

As of July 31, 2010, we had approximately $687 million of debt outstanding and approximately $491 million of unused borrowing capacity under the Revolving Credit Facility. We believe that our operating cash flow, together with our revolving credit facilities and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us or at all.

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

Interest Rates

The Company had approximately $687.0 million of variable rate loans outstanding at July 31, 2010, which approximated fair value.  On February 16, 2007, the Company entered into an interest rate swap agreement, designated as a cash flow hedge as defined under ASC 815.  The hedge locked-in a portion of the variable interest due on a portion of the Term Loan. Under the terms of the interest rate swap, the Company pays a fixed rate of 5.076% and receives a variable rate of interest based on three month LIBOR (as defined) from the counter party which is reset every three months for a four-year period ending February 8, 2011. The notional amount of the rate swap was initially $660.0 million which will decline through February 8, 2011, based on the expected amortization of the Term Loan.  As of July 31, 2010, the notional amount of the rate swap was $200.0 million.

 On October 19, 2007, the Company entered into an additional interest rate swap agreement designated by the Company as a cash flow hedge that locked-in a portion of the variable interest due on the Revolving Credit Facility.  Under the terms of this interest rate swap, the Company pays a fixed rate of 4.60% and receives a variable rate of interest based on three month LIBOR (as defined) from the counterparty which is reset every three months for a three-year period ending August 8, 2010. As of July 31, 2010, the notional amount of the rate swap is $100.0 million.

It is management’s intention that the notional amount of interest rate swaps be less than the Term Loan and the Revolving Credit Facility outstanding during the life of the derivatives.  During the three months ended July 31, 2010, the Company recognized a pretax loss on its hedge contracts of approximately $3.6 million which is reflected in Interest Expense in the Condensed Consolidated Statements of Income.  At July 31, 2010, the aggregate fair value of the interest rate swaps was a net deferred loss of $8.2 million which is included in Other Accrued Liabilities in the Condensed Consolidated Statements of Financial Position. On an annual basis, a hypothetical one percent change in interest rates for the $387.0 million of unhedged variable rate debt as of July 31, 2010 would affect net income and cash flow by approximately $2.4 million.

Concurrent with the expiration of one of the Company’s interest rate swap agreements on August 8, 2010, the Company entered into a new interest rate swap agreement on August 19, 2010, which will fix a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the new agreement, the Company pays a fixed rate of 0.8% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counter party which is reset every month for a twenty-nine month period ending January 19, 2013. As of August 19, 2010 (the effective date of the new agreement), the notional amount of the interest rate swap was $125.0 million.

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is primarily exposed to movements in British pound sterling, euros, Canadian and Australian dollars, and certain Asian currencies. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses.  Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Income (Loss) within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment.  The Company also has significant investments in non-US businesses that are exposed to foreign currency risk.  During the first three months of fiscal year 2011, the Company recorded approximately $1.2 million of foreign currency translation gains in other comprehensive income primarily as a result of the weakening of the U.S. dollar relative to the British pound sterling.

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

During the first quarter of fiscal year 2011, the Company entered into a forward exchange contract to manage the Company’s exposure on certain foreign currency denominated assets and liabilities.  Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Losses on the Condensed Consolidated Statements of Income.  The Company did not designate this forward exchange contract as a hedge under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contract.  Therefore, the forward exchange contract is marked to market through Foreign Exchange Losses on the Condensed Consolidated Statements of Income, and carried at its fair value on the Condensed Consolidated Statements of Financial Position.  Accordingly, fair value changes in the forward exchange contract substantially mitigate the changes in the value of the remeasured foreign currency denominated assets and liabilities attributable to changes in foreign currency exchange rates. As of July 31, 2010, the fair value of the open forward exchange contract was a loss of approximately $0.2 million, which was measured on a recurring basis using Level 2 inputs and recorded within Other Accrued Liabilities on the Condensed Consolidated Statements of Financial Position.  For the three months ended July 31, 2010, the loss recognized on the forward contract was $0.2 million, and was substantially offset by the foreign exchange gains recognized on the economically hedged foreign currency denominated assets and liabilities.  As of July 31, 2010, the total notional amount of the open foreign currency forward contract in U.S. dollars was approximately $10.4 million. The Company did not hold any forward exchange contracts during the first quarter of fiscal year 2010.

Sales Return Reserves

Sales return reserves, net of estimated inventory and royalty costs, are reported as a reduction of accounts receivable in the Condensed Consolidated Statements of Financial Position and amounted to $53.7 million, $53.9 million and $55.3 million as of July 31, 2010 and 2009, and April 30, 2010, respectively.  The Company provides for sales returns based upon historical return experience in the various markets and geographic regions in which the Company does business. A change in the pattern or trends in returns could affect the estimated allowance.  On an annual basis, a hypothetical one percent change in the estimated sales return rate could affect net income by approximately $4.8 million.

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

There were no changes in the Company’s internal controls over financial reporting during the first fiscal quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal year 2011, the Company did not make any purchases of Class A Common Stock under its stock repurchase program. As of July 31, 2010, the Company has authorization from its Board of Directors to purchase up to approximately 798,630 additional shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1 – Amended 2009 Key Employee Stock Plan

10.2 – Amendment A to the Supplemental Executive Retirement Plan as Amended and Restated Effective as of January 1, 2009

10.3 – Amendment B to the Supplemental Executive Retirement Plan as Amended and Restated Effective as of January 1, 2009

31.1 – Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2 – Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1 – 18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer

32.2 – 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

(b)	The following reports on Form 8-K were furnished to the Securities and Exchange Commission since the filing of the Company’s 10-K on June 23, 2010.

i.	Earnings release on the first quarter fiscal 2011 results issued on Form 8-K dated September 9, 2010 which included the condensed financial statements of the Company.

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

Dated: September 9, 2010