Form 10-Q/A
period 2010-07-31
WILEY JOHN & SONS, INC.
filed 2010-09-17
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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

   Class A, par value $1.00 – 50,682,232
Class B, par value $1.00 – 9,582,095

EXPLANATORY NOTE

John Wiley & Sons, Inc. is filing this Form 10-Q/A to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010, which was originally filed with the Securities and Exchange Commission on September 9, 2010, to furnish the interactive data files as Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.  Exhibit 101 provides the following items from the Form 10-Q formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Financial Position (unaudited); (ii) the Condensed Consolidated Statements of Income (unaudited); (iii) the Condensed Consolidated Statements of Cash Flows (unaudited); and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

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