Form 10-Q
period 2010-10-31
WILEY JOHN & SONS, INC.
filed 2010-12-09
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]                                         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended October 31, 2010                                                                                                                     Commission File No. 1-11507

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
YES [ ] NO [X]

The number of shares outstanding of each of the Registrant’s classes of Common Stock as of November 30, 2010 were:

Class A, par value $1.00 – 51,179,613
Class B, par value $1.00 – 9,552,411

This is the first page of a 27 page document

JOHN WILEY & SONS, INC.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - UNAUDITED
(In thousands)

	October 31,		April 30,
	2010	2009	2010
Assets:
Current Assets
Cash and cash equivalents	$112,311	$61,127	$153,513
Accounts receivable	222,085	229,302	186,535
Inventories	99,462	105,741	97,857
Prepaid and other	28,858	19,716	47,809
Total Current Assets	462,716	415,886	485,714

Product Development Assets	102,734	95,279	107,755
Property, Equipment and Technology	153,060	149,310	152,684
Intangible Assets	919,904	974,349	911,550
Goodwill	628,251	636,874	615,479
Deferred Income Tax Benefits	7,647	11,841	6,736
Other Assets	39,312	35,259	36,284
Total Assets	$2,313,624	$2,318,798	$2,316,202

Liabilities & Shareholders' Equity:
Current Liabilities
Accounts and royalties payable	$192,836	$187,081	$158,870
Deferred revenue	111,847	107,873	275,653
Accrued employment costs	46,935	42,183	81,507
Accrued income taxes	18,328	5,771	2,516
Accrued pension liability	2,291	2,614	2,245
Other accrued liabilities	50,301	57,325	63,581
Current portion of long-term debt	101,250	78,750	90,000
Total Current Liabilities	523,788	481,597	674,372

Long-Term Debt	555,750	774,426	559,000
Accrued Pension Liability	123,747	80,231	119,280
Deferred Income Tax Liabilities	172,467	190,364	167,669
Other Long-Term Liabilities	75,515	89,218	73,445

Shareholders’ Equity
Class A & Class B common stock	83,191	83,191	83,191
Additional paid-in-capital	226,834	170,022	210,848
Retained earnings	1,081,545	949,287	1,003,099
Accumulated other comprehensive loss	(191,135)	(135,019)	(227,646)
Treasury stock	(338,078)	(364,519)	(347,056)
Total Shareholders’ Equity	862,357	702,962	722,436
Total Liabilities & Shareholders' Equity	$2,313,624	$2,318,798	$2,316,202
The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(In thousands except per share information)

	For The Three Months		For The Six Months
	Ended October 31,		Ended October 31,
	2010	2009	2010	2009

Revenue	$441,844	$447,958	$849,782	$836,333

Costs and Expenses
Cost of sales	139,539	138,770	264,808	260,306
Operating and administrative expenses	215,863	213,383	426,891	415,496
Intangible asset impairment	-	11,498	-	11,498
Amortization of intangibles	8,712	8,993	17,294	18,069
Total Costs and Expenses	364,114	372,644	708,993	705,369

Operating Income	77,730	75,314	140,789	130,964

Interest Expense	(4,823)	(8,903)	(10,531)	(17,826)
Foreign Exchange Losses	(76)	(938)	(759)	(10,693)
Interest Income and Other, net	463	111	883	256

Income Before Taxes	73,294	65,584	130,382	102,701
Provision For Income Taxes	19,636	19,327	32,679	29,567

Net Income	$53,658	$46,257	$97,703	$73,134

Earnings Per Share
Diluted	$0.88	$0.78	$1.60	$1.24
Basic	$0.89	$0.79	$1.63	$1.26

Cash Dividends Per Share
Class A Common	$0.16	$0.14	$0.32	$0.28
Class B Common	$0.16	$0.14	$0.32	$0.28

Average Shares
Diluted	61,005	59,235	60,934	59,166
Basic	59,995	58,238	59,934	58,202

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW – UNAUDITED
(In thousands)
	For The Six Months
	Ended October 31,
	2010	2009
Operating Activities
Net income	$97,703	$73,134
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	17,294	18,069
Amortization of composition costs	24,284	22,689
Depreciation of property, equipment and technology	22,356	19,383
Impairment of intangible asset (net of tax)	-	8,164
Stock-based compensation	8,314	7,578
Excess tax benefits from stock-based compensation	(1,827)	(319)
Foreign exchange transaction losses	759	10,693
Pension expense, net of contributions	6,365	(12,103)
Non-cash charges & other	55,863	56,003
Change in deferred revenue	(167,102)	(161,935)
Net change in operating assets and liabilities, excluding acquisitions	316	(1,290)
Cash Provided by Operating Activities	64,325	40,066
Investing Activities
Additions to product development assets	(68,649)	(67,791)
Additions to property, equipment and technology	(20,805)	(20,408)
Acquisitions, net of cash acquired	(4,322)	(4,271)
Cash Used for Investing Activities	(93,776)	(92,470)
Financing Activities
Repayment of long-term debt	(174,700)	(382,500)
Borrowings of long-term debt	182,700	413,276
Change in book overdrafts	(19,595)	(9,753)
Cash dividends	(19,257)	(16,389)
Purchase of treasury stock	(313)	-
Proceeds from exercise of stock options and other	15,137	1,922
Excess tax benefits from stock-based compensation	1,827	319
Cash (Used for) Provided by Financing Activities	(14,201)	6,875
Effects of Exchange Rate Changes on Cash	2,450	3,828
Cash and Cash Equivalents
Decrease for the Period	(41,202)	(41,701)
Balance at Beginning of Period	153,513	102,828
Balance at End of Period	$112,311	$61,127
Cash Paid During the Period for:
Interest	$10,783	$16,608
Income taxes, net	$5,088	$2,648

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The Company has share-based compensation plans under which employees may be granted options to purchase shares of Company common stock at the fair market value at the time of grant.  In addition to stock options, the Company grants performance-based stock awards and restricted stock awards to certain management level employees.  The Company recognizes the grant date fair value of share-based compensation in net income on a straight-line basis over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established three years in advance. For the three months ended October 31, 2010 and 2009, the Company recognized share-based compensation expense, on a pre-tax basis, of $4.4 million and $4.9 million, respectively.  For the six months ended October 31, 2010 and 2009, the Company recognized share-based compensation expense, on a pre-tax basis, of $8.3 million and $7.6 million, respectively.

The following table provides share-based compensation data for awards granted by the Company:

	For the Six Months Ended October 31,
	2010	2009
Restricted Stock:
Awards granted (in thousands)	256	319
Weighted average fair market value of grant	$39.94	$35.04
Stock Options:
Awards granted (in thousands)	413	695
Weighted average fair market value of grant	$11.97	$11.32

The weighted average Black-Scholes fair value assumptions for stock option grants are as follows:

	For the Six Months Ended October 31,
	2010	2009
Expected life of options (years)	7.8	7.8
Risk-free interest rate	2.7%	3.3%
Expected volatility	28.8%	29.9%
Expected dividend yield	1.6%	1.6%
Fair value of common stock on grant date	$40.02	$35.04

4.	Comprehensive Income (Loss)

Comprehensive income (loss) was as follows (in thousands):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2010	2009	2010	2009
Net income	$53,658	$46,257	$97,703	$73,134
Changes in other comprehensive income (loss):
Foreign currency translation adjustment	31,388	8,311	32,585	119,408
Change in unrecognized retirement costs, net of tax	437	868	1,367	(791)
Change in unrecognized loss on interest rate swaps, net of tax	454	2,585	2,559	4,762
Comprehensive income	$85,937	$58,021	$134,214	$196,513

A reconciliation of accumulated other comprehensive income (loss) follows (in thousands):

	For the Three Months
	July 31, 2010	Change for Period	October 31, 2010
Foreign currency translation adjustment	$(141,534)	$31,388	$(110,146)
Unrecognized retirement costs, net of tax	(80,023)	437	(79,586)
Unrecognized loss on interest rate swaps, net of tax	(1,857)	454	(1,403)
Total	$(223,414)	$32,279	$(191,135)

	For the Six Months
	April 30, 2010	Change for Period	October 31, 2010
Foreign currency translation adjustment	$(142,731)	$32,585	$(110,146)
Unrecognized retirement costs, net of tax	(80,953)	1,367	(79,586)
Unrecognized loss on interest rate swaps, net of tax	(3,962)	2,559	(1,403)
Total	$(227,646)	$36,511	$(191,135)

5.	Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2010	2009	2010	2009
Weighted average shares outstanding	60,357	58,633	60,266	58,551
Less: Unearned restricted shares	(362)	(395)	(332)	(349)
Shares used for basic earnings per share	59,995	58,238	59,934	58,202
Dilutive effect of stock options and other stock awards	1,010	997	1,000	964
Shares used for diluted earnings per share	61,005	59,235	60,934	59,166

For both the three and six months ended October 31, 2010, options to purchase Class A Common Stock of 2,354,383 have been excluded from the shares used for diluted income per share, as their inclusion would have been anti-dilutive. For the three and six months ended October 31, 2009, options to purchase Class A Common Stock of 2,891,663 and 3,521,960 have been excluded, respectively, as their inclusion would have been anti-dilutive.  In addition, for the three and six months ended October 31, 2010, unearned restricted shares of 4,500 and 21,500, respectively, have been excluded as their inclusion would have been anti-dilutive. For both the three and six months ended October 31, 2009, there were no unearned restricted shares that were excluded.

6.	Inventories

Inventories were as follows (in thousands):

	As of October 31,		As of April 30,
	2010	2009	2010
Finished goods	$82,403	$89,785	$86,355
Work-in-process	8,258	8,003	7,566
Paper, cloth and other	12,498	12,179	7,434
	103,159	109,967	101,355
LIFO reserve	(3,697)	(4,226)	(3,498)
Total inventories	$99,462	$105,741	$97,857

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

Segment information is as follows (in thousands):
	For The Three Months		For The Six Months
	Ended October 31,		Ended October 31,
	2010	2009	2010	2009
Revenue
Scientific, Technical, Medical and Scholarly	$244,882	$250,772	$474,281	$480,225
Professional/Trade	112,825	120,247	212,723	209,926
Higher Education	84,137	76,939	162,778	146,182
Total	$441,844	$447,958	$849,782	$836,333

Direct Contribution to Profit
Scientific, Technical, Medical and Scholarly	$103,151	$95,498	$196,894	$189,403
Professional/Trade	29,152	34,864	50,837	51,298
Higher Education	31,714	27,784	64,015	53,405
Total	$164,017	$158,146	$311,746	$294,106

Shared Services and Administration Costs
Distribution	$(27,201)	$(27,419)	$(54,221)	$(54,445)
Technology Services	(28,421)	(24,597)	(55,971)	(47,240)
Finance	(10,364)	(10,253)	(20,382)	(20,706)
Other Administration	(20,301)	(20,563)	(40,383)	(40,751)
Total	$(86,287)	$(82,832)	$(170,957)	$(163,142)
Operating Income	$77,730	$75,314	$140,789	$130,964

8.	Intangible Assets

Intangible assets consisted of the following (in thousands):
	As of October 31,		As of April 30,
	2010	2009	2010
Intangible assets with indefinite lives:
Brands and trademarks	$173,145	$176,953	$169,621
Acquired publishing rights	106,631	117,864	101,891
	$279,776	$294,817	$271,512

Net intangible assets with determinable lives:
Acquired publishing rights	$579,631	$613,316	$578,140
Customer relationships	50,624	54,778	51,326
Brands and trademarks	9,768	10,971	10,318
Covenants not to compete	105	467	254
	$640,128	$679,532	$640,038
Total	$919,904	$974,349	$911,550

The changes in intangible assets at October 31, 2010 compared to October 31, 2009 and April 30, 2010 are primarily due to foreign exchange translation and amortization expense.

9.	Intangible Asset Impairment (Fiscal Year 2010)

GIT Verlag, a business-to-business German-language controlled circulation magazine business, was acquired by the Company in 2002. As part of a strategic review of certain non-core businesses within the STMS reporting segment, the Company considered alternatives for GIT Verlag during fiscal year 2010 due to the economic outlook for the print advertising business in German language publishing. As a result of the review, the Company performed an impairment test on the intangible assets related to GIT Verlag which resulted in an $11.5 million pre-tax impairment charge in the second quarter of fiscal year 2010. The impairment charge is reflected as a separate line in the Condensed Consolidated Statements of Income and reduced the carrying value of the acquired publication rights of GIT Verlag, which was classified as an indefinite-lived intangible asset, to its fair value of $7.7 million.  Concurrent with the strategic review and impairment, the Company classified the remaining acquired publication rights as a finite-lived intangible asset which is being amortized over a 10 year period.

10.	Restructuring Reserves

As of October 31, 2010 and April 30, 2010, accrued severance related to certain restructuring programs initiated during fiscal year 2010 of approximately $1.2 million and $2.5 million, respectively, was reflected in the Accrued Employment Costs line item in the Condensed Consolidated Statements of Financial Position.  The activity for the three and six months ended October 31, 2010 reflects severance payments of $0.9 million and $1.3 million, respectively.  Payments to be made under the restructuring plans are expected to be completed by January 31, 2011.

11.	Income Taxes

The effective tax rates for the first six months of fiscal years 2011 and 2010 were 25.1% and 28.8%, respectively.  In the first quarter of fiscal year 2011, the Company recorded a $4.2 million non-cash deferred tax benefit associated with new tax legislation enacted in the U.K. that reduced the corporate income tax rate from approximately 28% to 27%.  The new tax rate is effective as of April 1, 2011.  The benefit recognized by the Company reflects the adjustments required to restate all applicable deferred tax balances to the new income tax rate.  In the second quarter of fiscal year 2011, the Company released a previously accrued income tax reserve of approximately $2.0 million. The Company’s effective tax rate for the six months ended October 31, 2010 excluding the tax benefits described above was 29.8%.

12.	Defined Benefit Retirement Plans

The components of net pension expense for the defined benefit plans were as follows (in thousands):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2010	2009	2010	2009
Service Cost	$4,004	$2,878	$7,932	$5,720
Interest Cost	6,768	6,172	13,335	12,246
Expected Return of Plan Assets	(6,423)	(4,991)	(12,653)	(9,903)
Net Amortization of Prior Service Cost	222	150	442	297
Recognized Net Actuarial Loss	1,780	931	3,524	1,852
Net Pension Expense	$6,351	$5,140	$12,580	$10,212

Employer pension plan contributions were $6.2 million and $22.3 million for the six months ended October 31, 2010 and 2009, respectively.

13.	Derivative Instruments and Hedging Activities

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

The Company had approximately $657.0 million of variable rate loans outstanding at October 31, 2010, which approximated fair value. As of October 31, 2010, the Company maintained two interest rate swap agreements that were designated as fully effective cash flow hedges as defined under Accounting Standards Codification (“ASC”) 815.  As a result, there is no impact on the Company’s Condensed Consolidated Statements of Income for changes in the fair value of the interest rate swaps.  Under ASC 815, fully effective derivative instruments that are designated as cash flow hedges have changes in their fair value recorded initially within Accumulated Other Comprehensive Loss on the Condensed Consolidated Statements of Financial Position.  As interest expense is recognized based on the variable rate loan agreements, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated Other Comprehensive Loss to Interest Expense in the Condensed Consolidated Statements of Income.

On February 16, 2007, the Company entered into an interest rate swap agreement which fixed variable interest due on a portion of its term loan (“Term Loan”). Under the terms of the agreement, the Company pays a fixed rate of 5.076% and receives a variable rate of interest based on three month LIBOR (as defined) from the counter party which is reset every three months for a four-year period ending February 8, 2011.  The notional amount of the rate swap was initially $660 million, which will decline through February 8, 2011, based on the expected amortization of the Term Loan.  As of October 31, 2010 and 2009, the notional amount was $200.0 million and $400.0 million, respectively.

On October 19, 2007 the Company entered into an additional interest rate swap agreement which fixed a portion of the variable interest due on its revolving credit facility (“Revolving Credit Facility”).  Under the terms of this interest rate swap, the Company paid a fixed rate of 4.60% and received a variable rate of interest based on three month LIBOR (as defined) from the counterparty which was reset every three months for a three-year period. This interest rate swap expired on August 8, 2010 and had a notional amount of $100.0 million as of October 31, 2009.  In connection with the expiration of the swap agreement, the Company entered into a new interest rate swap agreement on August 19, 2010, which fixed a portion of the variable interest due on its variable rate loans outstanding.  Under the terms of the new agreement, the Company pays a fixed rate of 0.8% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counter party which is reset every month for a twenty-nine month period ending January 19, 2013.  As of October 31, 2010, the notional amount of the interest rate swap was $125.0 million.  It is management’s intention that the notional amount of interest rate swaps be less than the Term Loan and the Revolving Credit Facility outstanding during the life of the derivatives.

The Company records the fair value of its interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets.  The fair value of the interest rate swaps as of October 31, 2010 and 2009 and April 30, 2010 was a net deferred loss of $5.8 million, $22.2 million and $11.5 million, respectively. As of October 31, 2010 and 2009 and April 30, 2010, approximately $4.8 million, $4.2 million and $11.5 million of the deferred losses were recorded in Other Accrued Liabilities on the Condensed Consolidated Statements of Financial Position, respectively, with the balance record in Other Long-Term Liabilities, based on the maturity dates of the contracts.  Net losses that have been reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the three months ended October 31, 2010 and 2009 were $2.5 million and $5.7 million, respectively.  Net losses that have been reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the six months ended October 31, 2010 and 2009 were $6.1 million and $10.8 million, respectively.

During fiscal years 2011 and 2010, the Company entered into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities.  Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Losses on the Condensed Consolidated Statements of Income.  The Company has not designated these forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts.  Therefore, the forward exchange contracts are marked to market through Foreign Exchange Losses on the Condensed Consolidated Statements of Income, and carried at their fair value on the Condensed Consolidated Statements of Financial Position.  Accordingly, fair value changes in the forward exchange contracts substantially mitigate the changes in the value of the remeasured foreign currency denominated assets and liabilities attributable to changes in foreign currency exchange rates. As of October 31, 2010 and 2009, the fair values of the open forward exchange contracts were gains (losses) of approximately $1.4 million and $(0.1) million, and were recorded within the Prepaid and Other and Other Accrued Liabilities line items on the Condensed Consolidated Statements of Financial Position, respectively. The fair values of the contracts are measured on a recurring basis using Level 2 inputs. For the three and six months ended October 31, 2010, the gains recognized on the forward contracts were $1.6 million and $1.4 million, respectively.  For both the three and six months ended October 31, 2009, the loss recognized on the forward contracts was $0.1 million.  As of October 31, 2010 and 2009, the total notional amount of the open foreign currency forward contracts in U.S. dollars was approximately $25.8 million and $23.8 million, respectively.

14.	Foreign Exchange Losses

Losses on foreign currency transactions for the second quarter and six months ended October 31, 2010 and 2009 were $0.1 million and $0.8 million and $0.9 million and $10.7 million, respectively. The foreign currency transaction losses for the first six months of fiscal year 2010 were primarily due to the revaluation of U.S. dollar cash balances held by the Company’s non-U.S. locations. Since these amounts were held in U.S. dollars, the transaction losses did not represent an economic loss to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – SECOND QUARTER ENDED OCTOBER 31, 2010

Revenue for the second quarter of fiscal year 2011 declined 1% to $441.8 million but increased 1% excluding the unfavorable impact of foreign exchange.  Excluding foreign exchange, the growth was driven by Higher Education (“HE”) and Scientific, Technical, Medical and Scholarly (“STMS”), partially offset by a soft second quarter in Professional/Trade (“P/T”).

Gross profit margin for the second quarter of fiscal year 2011 of 68.4% was 0.6% lower than the prior year, or 0.4% excluding the unfavorable impact of foreign exchange.  The decline was driven by sales mix and higher journal royalty rates, partially offset by lower journal production costs due to off-shoring.

Operating and administrative expenses for the second quarter of fiscal year 2011 of $215.9 million were 1% higher than prior year, or 2% excluding the favorable impact of foreign exchange due to higher technology system development costs to support business growth and higher employment costs. Higher employment costs were driven by planned staff and merit increases; higher accrued incentive compensation and higher pension expense due to a lower discount rate and lower return on plan assets. The higher costs were partially offset by lower editorial expenses due to timing and cost containment initiatives and lower journal distribution costs due to off-shoring.

In the second quarter of fiscal year 2010, the Company recorded an $11.5 million impairment charge ($0.14 per share) related to GIT Verlag, a business-to-business German-language controlled circulation magazine business, which was acquired by the Company in 2002.  Operating income for the second quarter of fiscal year 2011 increased 3% to $77.7 million but declined 3% excluding the unfavorable impact of foreign exchange and the prior year impairment charge.  The decrease excluding foreign exchange and the prior year impairment charge was principally driven by lower gross profit margins and higher operating and administrative expenses.

Interest expense decreased $4.1 million to $4.8 million for the second quarter of fiscal year 2011.  Lower interest rates and lower average debt contributed approximately $2.3 million and $1.8 million to the decrease, respectively.  Losses on foreign currency transactions for the second quarters ended October 31, 2010 and 2009 were $0.1 million and $0.9 million, respectively.

The effective tax rate for the second quarter of fiscal year 2011 was 26.8% compared to 29.5% in the prior year.  In the second quarter of fiscal year 2011, the Company released a previously accrued income tax reserve of approximately $2.0 million ($0.03 per share).  The Company’s effective tax rate for the second quarter of fiscal year 2011 excluding the tax benefit described above was 29.5%.

Earnings per diluted share for the second quarters of fiscal years 2011 and 2010 was $0.88 and $0.78, respectively, while net income for the same periods was $53.7 million and $46.3 million, respectively.  Excluding the effects of unfavorable foreign exchange transaction and translation losses of approximately $0.07 per share and the prior year impairment charge of approximately $0.14 per share, earnings per share increased 3% on higher shares outstanding.

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

Second Quarter Segment Results

Scientific, Technical, Medical and Scholarly (STMS):

STMS revenue for the second quarter of fiscal year 2011 declined 2% to $244.9 million, but increased 3% excluding the unfavorable impact of foreign exchange.  Growth was driven by journal subscriptions, books and advertising revenue, partially offset by lower journal reprint sales.

Direct contribution to profit for the second quarter of fiscal year 2011 of $103.2 million increased 8% over prior year, or 3% on a currency neutral basis excluding the $11.5 million impairment charge related to the GIT Verlag  which was recorded in the second quarter of fiscal year 2010.  The improvement excluding the impairment charge and the impact of foreign exchange reflects the top-line results and lower journal production due to off-shoring,  partially offset by higher society royalty rates.

Journals
Journals revenue for the second quarter of fiscal year 2011 decreased 3% to $195.5 million, but increased 2% excluding the unfavorable impact of foreign exchange.  On a currency neutral basis, higher subscription revenue from moderate price increases, production scheduling and new business and  increased advertising revenue was partially offset by lower journal reprint sales.

Society Journal Activity
•	10 new society journals signed
•	10 renewed/extended contracts

Key New Contracts
•	Three journals (Journal of Wildlife Management, Wildlife Monographs and the forthcoming re-launch of the Wildlife Society Bulletin) on behalf of The Wildlife Society
•	Journal of Midwifery and Women's Health with the American College of Nurse Midwives
•
International Journal of Language and Communication Disorders on behalf of the Royal College of Speech and Language Therapists, providing Wiley with a strong foundation in the field, opening opportunities to add content and relationships

•	International Forum of Allergy & Rhinology for the American Rhinologic Society and the American Academy of Otolaryngic Allergy
•	Biotechnology and Applied Biochemistry on behalf of the International Union of Biochemistry and Molecular Biology
•	European Management Review with the European Academy of Management
•	Structural Concrete with the International Federation for Structural Concrete

Books and Reference
Books and reference revenue for the second quarter of fiscal year 2011 increased 2% to $46.5 million, or 5% on a currency neutral basis.  On a currency neutral basis, the book revenue reflected higher eBook sales and lower sales returns.

Wiley Online Library
Wiley Online Library, the Company’s new online research platform, launched on August 9th. The transition from Wiley InterScience to Wiley Online Library has already resulted in a significant increase over prior year in the number of visits and downloads from the Company’s online publishing platforms.  It has become the second most visited academic website in the world.  Other highlights:
•	Wiley Online Library is among the top 1500 most popular websites around the world (Alexa Rankings)
•	Access to full text HTML in September 2010 increased by 56% over prior year
•	Access to full text PDFs in September 2010 increased by 15% over prior year

Nobel Laureates
Wiley and its acquired companies have published the works of more than 400 Nobel laureates in all categories: Literature, Economics, Physiology or Medicine, Physics, Chemistry and Peace.  The latest Nobel Prize winners with Wiley connections were announced in October and November:
•
The Nobel Prize in Physics was awarded in the area of solid state physics to Wiley authors Andre Geim and Kostya Novoselov for ground breaking experiments on the two-dimensional carbon material graphene

•
Nobel Prize winners for Chemistry, Ei-Ichi Negishi and Richard Heck, are respectively Editor of our Handbook of Organopalladium Chemistry for Organic Synthesis and Advisory Board member and chapter author for our Organic Reactions book series

Alliances
In October, Wiley announced the launch of a pilot program to provide a portfolio of biotechnology journals through DeepDyve, the largest online rental service for scientific and scholarly research articles.  DeepDyve targets knowledge workers who do not have access to content via an institutional library.  The pilot will feature 26 journals with content dating back to 1912, including the Journal of Pharmaceutical Science, American Journal of Medical Genetics, Biotechnology and Bioengineering and Cell Proliferation.

Emergency Access
Wiley has enabled free access to all health sciences journals for health workers in Pakistan in support of the relief effort following the recent floods.  The initiative, part of the Emergency Access Initiative (EAI) from the National Library of Medicine, allows immediate online access for a set period following an incident.  In early 2010, Wiley participated in the EAI effort in Haiti.

Professional/ Trade (P/T):

P/T revenue for the second quarter of fiscal year 2011 declined 6% to $112.8 million from prior year, with and excluding the impact of foreign exchange.  The decline was attributed to softness in the consumer and technology categories, particularly against a very strong prior year front list and a weak retail market in the US.  On a currency neutral basis, growth was strong in EMEA, while Asia-Pacific was flat with prior year.

Direct contribution to profit for the second quarter of fiscal year 2011 of $29.2 million declined 16% from prior year, including and excluding the impact of foreign exchange.  The decrease reflects the top-line results, lower gross profit margins due to sales mix and higher employment costs.

Revenue by Category (on a currency neutral basis)
•	Business advanced 4%, with accounting and Pfeiffer HR/training resources performing well
•	Consumer fell 15% against a strong prior year front list, mostly in cooking and travel
•	Education grew 13%, fueled by the best seller Teach Like a Champion by Doug Lemov
•	Technology fell 13% from a strong prior year driven by major software releases
•	Architecture, yet to rebound from the recession, was down 8%
•	Psychology was flat

eBooks
•	eBook sales more than doubled over prior year to approximately $6 million
•	Apple iBookstore agreements include the US, Canada, the UK and Australia

Other Digital Initiatives/Products
•
Our first enhanced eBook - Lights, Camera, Capture by Bob Davis - was released on the iTunes Store in October.  A cross between a book and an application, the product contains over 150 videos and many interactive features for the photography enthusiast.  It became the #1 grossing app in photography and the 29th overall grossing iPad App in the entire iTunes store.

•	We successfully launched 220 custom country, city and regional overviews for Small Luxury Hotels, creating original content to inspire the luxury traveller to stay at one of their niche hotels.

•	We embedded Frommer’s US points of interest content in Citibank’s iAd Story Sparker campaign, joining forces with one of the first advertisers on this exciting new ad platform from Apple.

New Books
•
Business and Finance: The Truth About Leadership by Jim Kouzes and Barry Posner; Undercover Boss:  Inside the TV Phenomenon that is changing Bosses and Employees Everywhere by Mark Lambert and Eli Holtzman; Real-Time Marketing & PR: How to Engage Your Market, Connect with Customers, and Create Products that Grow Your Business Now by David Meerman Scott(the follow-up to David’s BusinessWeek best-seller, New Rules of Marketing and PR); The Social Media Bible: Tactics, Tools, and Strategies for Business Success, 2nd Edition by Lon Safko; UnMarketing: Stop Marketing. Start Engaging by Scott Stratten; And the Clients Went Wild!: How Savvy Professionals Win All the Business They Want by Maribeth Kuzmeski; Facebook For Dummies, 3rd Edition by Carolyn Abram and Leah Pearlman; Photoshop Elements 9 For Dummies by Barb Obermeier and Ted Padova.

•
Consumer:  Cognitive Behavioural Therapy For Dummies 2nd Edition by Rhena Branch and Rob Thomas; Semi-Homemade: The Complete Cookbook by Food Network star Sandra Lee; Better Homes & Gardens New Cook Book 15th Edition; Avec Eric by Eric Ripert; The Culinary Institute of America’s Exploring Wine, 3rd Edition by Stephen Kolpan, Brian Smith and Michael Weiss.

•	Technology: Windows Phone 7 Secrets by Paul Thurrott
•	Education: The Amish Way: Patient Faith in a Perilous World by Donald Kraybill, Steven Nolt and David L. Weaver-Zercher
•	Architecture: Building: Project Planning and Cost Estimating, 3rd Edition by RSMeans
•
Public Health Management: Wiley published the three volume Risk Management Handbook for Health Care Organizations, edited by Roberta Carroll and the American Society for Healthcare Risk Management.  More than forty risk managers, lawyers and insurance professionals present the most authoritative techniques and practices of today's healthcare risk managers.

Higher Education:

HE revenue grew 9% to $84.1 million in the second quarter of fiscal year 2011, or 8% excluding the favorable impact of foreign exchange.  Growth was strongest in North America, driven by double-digit increases in engineering/computer science and the sciences.  Contributing to the results were higher sales of eBooks, digital content sold directly to for-profit institutions, lower book returns and WileyPLUS.

Direct contribution to profit for the second quarter of fiscal year 2011 increased 14% to $31.7 million, or 13% on a currency neutral basis.  The improvement was mainly due to the top-line growth, partially offset by higher employment costs.

Revenue by Region (on a currency neutral basis)
•	Americas grew 12% to $63.9 million
•	EMEA rose 6% to $8.3 million
•	Asia-Pacific declined 6% to $11.9 million

Revenue by Subject (on a currency neutral basis)
•
Engineering and Computer Science revenue increased 14%.  Growth was driven by Callister: Materials Science 8e; Rainer: Introduction to IS 3e; Montgomery: Applied Statistics 5; and Horstmann: Big Java 4e and Java for Everyone 1e.

•	Science revenue increased 19%. Books driving growth include Halliday: Physics 9e; Solomons: Organic Chemistry 10e; Grosvenor: Visualizing Nutrition 1e; and Karp: Cell and Molecular Biology 6e.
•
Business and Accounting revenue increased 5%, with significant revenue coming from Weygandt: Financial Accounting 7e and Managerial Accounting 5e, as well as Schermerhorn: Organizational Behavior 11e and Boone: Contemporary Business 13e Update.

•	Social Science revenue fell 3%. Key publications include deBlij: Regions 14e; Gisslen: Cooking 7e; Comer: Psychology 1e; and Strahler: Physical Geography 5e.
•	Mathematics revenue was up 4%, with strong growth coming from Hughes Hallett: Applied Calculus 4e and Mann: Statistics 7e.
•	Microsoft Official Academic Course revenue fell 1%.

Digital Sales
•	Global billings of WileyPLUS grew 7% to approximately $11 million.
•	WileyPLUS digital-only billings (not packaged with a print textbook) grew 24% to approximately $5 million.
•	WileyPLUS sales to for-profit institutions were up 33% over prior year.
•	Deferred and unearned WileyPLUS revenue as of October 31st was approximately $12 million compared with approximately $11 million a year ago.
•	Validation rate (% of students utilizing the application) increased year-over-year from 65% to 72%.
•	eBook revenue was up 77% to approximately $3 million.

Shared Services and Administrative Costs:

Shared services and administrative costs for the second quarter of fiscal year 2011 increased 4% to $86.3 million, or 5% excluding the favorable impact of foreign exchange.  The increase was driven by higher technology costs due to systems development to support business growth, higher pension costs and accrued incentive compensation, partially offset by lower journal distribution costs mainly due to off-shoring.

RESULTS OF OPERATIONS – SIX MONTHS ENDED OCTOBER 31, 2010

Revenue for the first half of fiscal year 2011 increased 2% to $849.8 million, or 5% excluding the unfavorable impact of foreign exchange.  Excluding foreign exchange, the improvement was driven by strong revenue growth in Higher Education, mid-single digit revenue growth in STMS and modest growth in P/T.

Gross profit margin for the first half of fiscal year 2011 of 68.8% was flat with the prior year.  Increased sales of digital products, including an eBook license with a consortium in Saudi Arabia, and lower journal production costs due to off-shoring were offset by higher journal society royalty rates.

Operating and administrative expenses for the first half of fiscal year 2011 of $426.9 million were 3% higher than prior year, or 4% excluding the favorable impact of foreign exchange due to higher technology system development costs to support business growth and higher employment costs. Higher employment costs were driven by planned staff and merit increases; higher accrued incentive compensation and higher pension expense due to a lower discount rate and lower return on plan assets. The higher costs were partially offset by lower journal distribution costs due to off-shoring.

In fiscal year 2010, the Company recorded an $ 11.5 million impairment charge ($0.14 per share) related to GIT Verlag, a business-to-business German-language controlled circulation magazine business, which was acquired by the Company in 2002. Operating income for the first six months of fiscal year 2011 increased 8% to $140.8 million, or 9% excluding the unfavorable impact of foreign exchange and the prior year impairment charge.  The increase excluding foreign exchange and the prior year impairment charge was principally driven by the revenue growth, partially offset by the higher operating and administrative expenses.

Interest expense decreased $7.3 million to $10.5 million.  Lower average debt and lower interest rates contributed approximately $3.7 million and $3.6 million to the decrease, respectively.  Losses on foreign currency transactions for the six months ended October 31, 2010 and 2009 were $0.8 million and $10.7 million, respectively.  The foreign currency loss in the prior year was principally due to the revaluation of U.S. dollar cash balances held by the Company’s non-U.S. locations.  Since these amounts were held in U.S. dollars, the transaction losses did not represent an economic loss to the Company.

The effective tax rate for the first half of fiscal year 2011 was 25.1% compared to 28.8% in the prior year.  During the first quarter of fiscal year 2011, the Company recorded a $4.2 million ($0.07 per share) non-cash deferred tax benefit associated with new tax legislation enacted in the U.K. that reduced the corporate income tax rate from 28% to 27%.  The new tax rate is effective as of April 1, 2011.  The benefit recognized by the Company reflects the restatement of all applicable deferred tax balances to the new income tax rate.  In the second quarter of fiscal year 2011, the Company released a previously accrued income tax reserve of approximately $2.0 million ($0.03 per share). The Company’s effective tax rate for the six months ended October 31, 2010 excluding the tax benefits described above was 29.8%.  The increase in the effective tax rate excluding the benefits was mainly due to lower foreign tax benefits which are expected to continue.

Earnings per diluted share for the six months ended October 31, 2010 and 2009 was $1.60 and $1.24, respectively, while net income for the same periods was $97.7 million and $73.1 million, respectively.  Excluding the effects of foreign exchange of approximately $0.05 per share, the prior year impairment charge of approximately $0.14 per share and the current year deferred tax benefit associated with the change in U.K. corporate income tax rates of approximately $0.07 per share, earnings per diluted share increased 15% on higher shares outstanding.

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

Segment Results for the Six Months Ended October 31, 2010

Scientific, Technical, Medical and Scholarly (STMS):

STMS revenue for the first half of fiscal year 2011 decreased 1% to $474.3 million, but improved 5% excluding the unfavorable impact of foreign exchange.  Excluding foreign exchange, the growth was driven by journal subscriptions, books, journal rights and backfiles, partially offset by lower reprint revenue.

Direct contribution to profit for the first six months of fiscal year 2011 increased 4% to $196.9 million, or 6% on a currency neutral basis excluding the $11.5 million charge related to the GIT Verlag impairment recorded in the second quarter of fiscal year 2010.  The improvement excluding the impairment charge and the impact of foreign exchange reflects the top-line results and lower journal production costs due to off-shoring, partially offset by higher journal society royalty rates and editorial costs and employment costs.

Journals
Journals revenue for the first half of fiscal year 2011 declined 3% to $379.9 million, but improved 3% on a currency neutral basis.  Excluding foreign exchange, the growth was driven by journal subscriptions, rights and backfiles, partially offset by lower reprint revenue.  Subscription revenue growth was mainly due to moderate price increases, production scheduling and new business.

Books and Reference
Books and reference revenue for the first six months of fiscal year 2011 improved 9% to $88.8 million, or 12% on a currency neutral basis.  On a currency neutral basis, book revenue growth was driven by both higher digital and print book sales, including a one-time online book license with a consortium in Saudi Arabia.

Professional/ Trade (P/T):

P/T revenue for the first half of fiscal year 2011 improved 1% to $212.7 million, or 2% excluding the unfavorable impact of foreign exchange.  In fiscal year 2011, a strong first quarter was followed by a weak second quarter due to a soft retail market in the U.S.  Growth in the business, professional education and technology categories were partially offset by declines in consumer titles, principally due to a strong cooking front list in the prior year.  EBook sales more than doubled in the first six months of fiscal year 2011 to approximately $10 million.

Direct contribution to profit for the first six months of fiscal year 2011 declined 1% to $50.8 million, but was flat excluding the unfavorable impact of foreign exchange.  On a currency neutral basis, the favorable top-line results and the timing of external editorial and advertising fees were offset by higher employment costs.

Revenue by Category (on a currency neutral basis)
•	Business advanced 8%, with accounting and Pfeiffer HR/training resources performing well
•	Consumer fell 10% against a strong prior year front list, mostly in cooking and travel
•	Education grew 25%, fueled by the best seller Teach Like a Champion by Doug Lemov
•	Technology increased 6%
•	Architecture, yet to rebound from the recession, was down 4%
•	Psychology increased 8%

Higher Education (HE):

HE revenue for the first half of fiscal year 2011 grew 11% to $162.8 million, or 10% excluding the favorable impact of foreign exchange.  Growth was driven by nearly all subject categories, with the sciences, engineering and computer sciences categories exhibiting the most growth.  Contributing to the results was a strong front list and increased enrollment.  Global billings of WileyPLUS grew 9% to approximately $22 million.

Direct contribution to profit for the first six months of fiscal year 2011 improved 20% to $64.0 million, or 19% on a currency neutral basis.  The growth was driven by the top-line results and improved gross margins on higher digital revenues, partially offset by higher employment costs.

Revenue by Region (on a currency neutral basis)
•	Americas grew 13% to $123.3 million
•	EMEA rose 9% to $13.8 million
•	Asia-Pacific was flat at $25.7 million

Revenue by Subject (on a currency neutral basis)
•
Engineering and Computer Science revenue increased 23%.  Growth was driven by Callister: Materials Science 8e; Rainer: Introduction to IS 3e; Montgomery: Applied Statistics 5; and Horstmann: Big Java 4e and Java for Everyone 1e.

•	Science revenue of increased 20%. Books driving growth include Halliday: Physics 9e; Solomons: Organic Chemistry 10e; Grosvenor: Visualizing Nutrition 1e; and Karp: Cell and Molecular Biology 6e.
•
Business and Accounting revenue increased 2%, with significant revenue coming from Weygandt: Financial Accounting 7e and Managerial Accounting 5e, as well as Schermerhorn: Organizational Behavior 11e and Boone: Contemporary Business 13e Update.

•	Social Science revenue grew 7%. Key publications include deBlij: Regions 14e; Gisslen: Cooking 7e; Comer: Psychology 1e; and Strahler: Physical Geography 5e.
•	Mathematics revenue was up 2%, with strong growth coming from Hughes Hallett: Applied Calculus 4e and Mann: Statistics 7e.
•	Microsoft Official Academic Course revenue advanced 13%. Growth was driven by Windows Server books.

Shared Services and Administrative Costs:

Shared services and administrative costs for the first half of fiscal year 2011 increased 5% to $171.0 million, or 6% excluding the favorable impact of foreign exchange.  The increase was driven by higher technology costs due to systems development to support business growth and higher employment costs, partially offset by lower journal distribution costs mainly due to off-shoring. Higher employment costs were due to increased pension costs, planned merit increases and accrued incentive compensation.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Cash and Cash Equivalents balance was $112.3 million at the end of the second quarter of fiscal year 2011, compared with $61.1 million a year earlier. Cash Provided by Operating Activities in the first half of fiscal year 2011 was $64.3 million compared to $40.1 million in the prior year principally due to lower pension contributions, and higher earnings partially offset by the timing of journal cash receipts.  Higher receipts in the prior period due to the resolution of calendar year 2009 billing delays of approximately $37 million which shifted cash collections from fiscal year 2009 to the first quarter of fiscal year 2010, were partially offset by growth in journal subscriptions.

Cash Used for Investing Activities for the first six months of fiscal year 2011 was $93.8 million compared to $92.5 million in the prior year. The Company invested $4.3 million in acquisitions of publishing assets and rights during the first six months of fiscal year 2011 and 2010.  Projected product development and property, equipment and technology capital spending for fiscal year 2011 is forecast to be approximately $145 million and $60 million, respectively, primarily to enhance system functionality and drive future revenue growth.

Cash Used for Financing Activities was $14.2 million in the first half of fiscal 2011, as compared to cash provided of $6.9 million in the prior year period. The Company’s net debt (debt less cash and cash equivalents) decreased $247.4 million from October 31, 2009. Financing activities in both periods included net borrowings under the credit facility to finance operations, payments of dividends to shareholders and cash from stock option exercises. The increase in cash proceeds from stock options reflects the higher volume of stock option exercises compared to the prior year. The Company increased its quarterly dividend to shareholders by 14.3% to $0.16 per share versus $0.14 per share in the prior year. The Company repurchased 7,805 shares at an average price of $40.04 during the first half of fiscal 2011. The Company did not repurchase any treasury shares in the prior year period.

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

As of October 31, 2011, the Company had approximately $657 million of debt outstanding and approximately $518.3 million of unused borrowing capacity under the Revolving Credit Facility. We believe that our operating cash flow, together with our revolving credit facilities and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us or at all.

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

Interest Rates

The Company had approximately $657.0 million of variable rate loans outstanding at October 31, 2010, which approximated fair value.  On February 16, 2007, the Company entered into an interest rate swap agreement, designated as a cash flow hedge as defined under ASC 815.  The hedge locked-in a portion of the variable interest due on a portion of the Term Loan. Under the terms of the interest rate swap, the Company pays a fixed rate of 5.076% and receives a variable rate of interest based on three month LIBOR (as defined) from the counter party which is reset every three months for a four-year period ending February 8, 2011. The notional amount of the rate swap was initially $660.0 million, which will decline through February 8, 2011, based on the expected amortization of the Term Loan.  As of October 31, 2010, the notional amount of the rate swap was $200.0 million.

In connection with the expiration of a prior interest rate swap, the Company entered into a new interest rate swap agreement on August 19, 2010, which locked-in a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the new agreement, the Company pays a fixed rate of 0.8% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counter party which is reset every month for a twenty-nine month period ending January 19, 2013. As of October 31, 2010, the notional amount of the interest rate swap was $125.0 million.

It is management’s intention that the notional amount of interest rate swaps be less than the Term Loan and the Revolving Credit Facility outstanding during the life of the derivatives.  During the three and six months ended October 31, 2010, the Company recognized pretax losses on its hedge contracts of approximately $2.5 million and $6.1 million, respectively, which are reflected in Interest Expense in the Condensed Consolidated Statements of Income.  At October 31, 2010, the aggregate fair value of the interest rate swaps was a net deferred loss of $5.8 million. Approximately $4.8 million and $1.0 million of the net deferred loss is included in the Other Accrued Liabilities and Other Long-Term Liabilities on the Condensed Consolidated Statement of Financial Position, respectively. On an annual basis, a hypothetical one percent change in interest rates for the $332.0 million of unhedged variable rate debt as of October 31, 2010 would affect net income and cash flow by approximately $2.1 million.

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is primarily exposed to movements in British pound sterling, euros, Canadian and Australian dollars, and certain Asian currencies. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses.  Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment.  The Company also has significant investments in non-US businesses that are exposed to foreign currency risk.  During the first six months of fiscal year 2011, the Company recorded approximately $32.6 million of foreign currency translation gains in other comprehensive income primarily as a result of the strengthening of the British pound sterling relative to the U.S. dollar.

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

During fiscal year 2011, the Company entered into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities.  Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Losses on the Condensed Consolidated Statements of Income.  The Company did not designate these forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts.  Therefore, the forward exchange contracts are marked to market through Foreign Exchange Losses on the Condensed Consolidated Statements of Income, and carried at their fair value on the Condensed Consolidated Statements of Financial Position.  Accordingly, fair value changes in the forward exchange contracts substantially mitigate the changes in the value of the remeasured foreign currency denominated assets and liabilities attributable to changes in foreign currency exchange rates. As of October 31, 2010, the fair value of the open forward exchange contracts was a gain of approximately $1.4 million, which was measured on a recurring basis using Level 2 inputs and recorded within the Prepaid and Other assets line item on the Condensed Consolidated Statements of Financial Position.  For the three and six months ended October 31, 2010, the gains recognized on the forward contracts were $1.6 million and $1.4 million, respectively. As of October 31, 2010, the total notional amount of the open foreign currency forward contracts in U.S. dollars was approximately $25.8 million.

Sales Return Reserves

Sales return reserves, net of estimated inventory and royalty costs, are reported as a reduction of accounts receivable in the Condensed Consolidated Statements of Financial Position and amounted to $61.1 million, $62.3 million and $55.3 million as of October 31, 2010 and 2009, and April 30, 2010, respectively.  The Company provides for sales returns based upon historical return experience in the various markets and geographic regions in which the Company does business. A change in the pattern or trends in returns could affect the estimated allowance.  On an annual basis, a hypothetical one percent change in the estimated sales return rate could affect net income by approximately $4.8 million.

Customer Credit Risk

In the journal publishing business, subscriptions are primarily sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agents and is principally remitted to the Company between the months of October and March. Although at fiscal year-end the Company had minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 24% of total annual consolidated revenue and no one agent accounts for more than 10% of total annual consolidated revenue.

The Company’s book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 8% of total consolidated revenue, the top 10 book customers account for approximately 20% of total consolidated revenue and approximately 46% of accounts receivable at October 31, 2010.

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

There were no changes in the Company’s internal controls over financial reporting during the second quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of fiscal year 2011, the Company made the following purchases of Class A Common Stock under its stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Additional Shares Authorized Under Share Repurchase Program (1)	Maximum Number of Shares that May be Purchased Under the Program
August 2010	-	-	-	-	798,630
September 2010	7,805	$40.04	7,805	4,000,000	4,790,825
October 2010	-	-	-	-	-
Total	7,805	$40.04	7,805	4,000,000	4,790,825

(1)  On September 16, 2010, the Board of Directors of the Company approved a share repurchase program for an additional 4,000,000 shares of Class A or Class B Common Stock.

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the annual meeting of shareholders of the Company on September 16, 2010.  All significant contracts were filed with the Securities and Exchange Commission as exhibits to the Company’s Shareholder Proxy Statement on August 6, 2010.

1. Ten directors, as indicated in the Proxy Statement, were elected to the Board, of whom three were elected by the holders of Class A Common Stock and seven were elected by the holders of Class B Common Stock.

2. Proposal to Ratify the Appointment of KPMG LLP as Independent Public Accountants for the Year Ending April 30, 2011.

The holders of Class A and Class B shares voted together as a single class in this matter, with each outstanding share of Class A stock entitled to one-tenth (1/10) of one vote and each outstanding share of Class B stock entitled to one vote.

The proposal was ratified as follows:

Votes For	13,653,421
Votes Against	35,236
Abstentions	23,202

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1 – Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2 – Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1 – 18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer

32.2 – 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

(b)	The following reports on Form 8-K were furnished to the Securities and Exchange Commission since the filing of the Company’s 10-Q on September 9, 2010.

i.	Earnings release on the second quarter fiscal 2011 results issued on Form 8-K dated December 9, 2010 which included the condensed financial statements of the Company.

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

Dated: December 09, 2010