Form 10-Q
period 2011-01-31
WILEY JOHN & SONS, INC.
filed 2011-03-14
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]                                                                                                         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT 1934

    For the quarterly period ended January 31, 2011                                                                                                                    Commission File No. 1-11507

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

Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [x]   No [  ]

Indicate by check mark, whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [x]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [ ] NO [X]

The number of shares outstanding of each of the Registrant’s classes of Common Stock as of February 28, 2011 were:

Class A, par value $1.00 – 51,246,818
Class B, par value $1.00 – 9,552,411

This is the first page of a 32 page document

JOHN WILEY & SONS, INC.

INDEX

PART I	-	FINANCIAL INFORMATION	PAGE NO.

Item 1.		Financial Statements.

		Condensed Consolidated Statements of Financial Position - Unaudited as of January 31, 2011 and 2010, and April 30, 2010	3

		Condensed Consolidated Statements of Income - Unaudited for the three and nine months ended January 31, 2011 and 2010	4

		Condensed Consolidated Statements of Cash Flows – Unaudited for the nine months ended January 31, 2011 and 2010	5

		Notes to Unaudited Condensed Consolidated Financial Statements	6-13

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-23

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	24-26

Item 4.		Controls and Procedures	26

PART II	-	OTHER INFORMATION

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6.		Exhibits and Reports on Form 8-K	27

SIGNATURES AND CERTIFICATIONS			28

EXHIBITS			29-32

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - UNAUDITED
(In thousands)

	January 31,		April 30,
	2011	2010	2010
Assets:
Current Assets
Cash and cash equivalents	$305,441	$67,473	$153,513
Accounts receivable	230,474	246,041	182,635
Inventories	98,427	101,560	97,857
Prepaid and other	40,943	30,332	51,709
Total Current Assets	675,285	445,406	485,714

Product Development Assets	114,700	109,402	107,755
Property, Equipment and Technology	153,367	149,115	152,684
Intangible Assets	911,798	952,200	911,550
Goodwill	627,385	633,944	615,479
Deferred Income Tax Benefits	7,635	9,888	6,736
Other Assets	40,590	36,287	36,284
Total Assets	$2,530,760	$2,336,242	$2,316,202

Liabilities & Shareholders' Equity:
Current Liabilities
Accounts and royalties payable	$217,238	$210,177	$152,614
Deferred revenue	265,180	256,129	275,653
Accrued employment costs	57,218	60,964	87,763
Accrued income taxes	27,781	10,693	2,516
Accrued pension liability	2,274	2,560	2,245
Other accrued liabilities	48,853	57,360	63,581
Current portion of long-term debt	106,875	67,500	90,000
Total Current Liabilities	725,419	665,383	674,372

Long-Term Debt	525,025	569,600	559,000
Accrued Pension Liability	123,787	78,738	119,280
Deferred Income Tax Liabilities	172,148	189,096	167,669
Other Long-Term Liabilities	77,531	86,488	73,445

Shareholders’ Equity
Class A & Class B common stock	83,191	83,191	83,191
Additional paid-in-capital	236,689	183,912	210,848
Retained earnings	1,117,406	983,453	1,003,099
Accumulated other comprehensive loss	(187,195)	(148,725)	(227,646)
Treasury stock	(343,241)	(354,894)	(347,056)
Total Shareholders’ Equity	906,850	746,937	722,436
Total Liabilities & Shareholders' Equity	$2,530,760	$2,336,242	$2,316,202
The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(In thousands except per share information)

	For The Three Months		For The Nine Months
	Ended January 31,		Ended January 31,
	2011	2010	2011	2010

Revenue	$447,855	$427,102	$1,297,637	$1,263,435

Costs and Expenses
Cost of sales	137,909	133,437	402,717	393,743
Operating and administrative expenses	222,206	214,009	649,097	629,505
Additional provision for doubtful trade account	9,290	-	9,290	-
Impairment and restructuring charges	-	2,834	-	14,332
Amortization of intangibles	8,800	8,559	26,094	26,628
Total Costs and Expenses	378,205	358,839	1,087,198	1,064,208

Operating Income	69,650	68,263	210,439	199,227

Interest Expense	(4,630)	(8,677)	(15,161)	(26,503)
Foreign Exchange (Losses)/Gains	(887)	614	(1,646)	(10,079)
Interest Income and Other, net	743	202	1,626	458

Income Before Taxes	64,876	60,402	195,258	163,103
Provision For Income Taxes	19,259	17,988	51,938	47,555

Net Income	$45,617	$42,414	$143,320	$115,548

Earnings Per Share
Diluted	$0.74	$0.71	$2.34	$1.95
Basic	$0.76	$0.72	$2.39	$1.98

Cash Dividends Per Share
Class A Common	$0.16	$0.14	$0.48	$0.42
Class B Common	$0.16	$0.14	$0.48	$0.42

Average Shares
Diluted	61,549	59,826	61,175	59,366
Basic	60,384	58,519	60,083	58,307

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW – UNAUDITED
(In thousands)
	For The Nine Months
	Ended January 31,
	2011	2010
Operating Activities
Net income	$143,320	$115,548
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	26,094	26,628
Amortization of composition costs	37,381	34,758
Depreciation of property, equipment and technology	33,806	29,681
Additional provision for doubtful trade account (net of tax)	6,039	-
Impairment and restructuring charges (net of tax)	-	10,117
Stock-based compensation	12,630	12,388
Excess tax benefits from stock-based compensation	(2,529)	(3,563)
Foreign exchange transaction losses	1,646	10,079
Pension expense, net of contributions	8,788	(11,351)
Non-cash charges & other	85,300	82,761
Change in deferred revenue	(14,456)	(9,712)
Net change in operating assets and liabilities, excluding acquisitions	15,176	17,395
Cash Provided by Operating Activities	353,195	314,729
Investing Activities
Additions to product development assets	(114,052)	(110,258)
Additions to property, equipment and technology	(32,704)	(31,575)
Acquisitions, net of cash acquired	(6,452)	(5,575)
Cash Used for Investing Activities	(153,208)	(147,408)
Financing Activities
Repayment of long-term debt	(271,900)	(648,871)
Borrowings of long-term debt	254,800	463,571
Change in book overdrafts	(27,874)	(15,932)
Cash dividends	(28,969)	(24,637)
Purchase of treasury stock	(10,142)	-
Proceeds from exercise of stock options and other	24,595	17,381
Excess tax benefits from stock-based compensation	2,529	3,563
Cash Used for Financing Activities	(56,961)	(204,925)
Effects of Exchange Rate Changes on Cash	8,902	2,249
Cash and Cash Equivalents
Increase/(Decrease) for the Period	151,928	(35,355)
Balance at Beginning of Period	153,513	102,828
Balance at End of Period	$305,441	$67,473
Cash Paid During the Period for:
Interest	$15,235	$25,037
Income taxes, net	$14,215	$11,820
The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The Company has share-based compensation plans under which employees may be granted options to purchase shares of Company common stock at the fair market value at the time of grant.  In addition to stock options, the Company grants performance-based stock awards and restricted stock awards to certain management level employees.  The Company recognizes the grant date fair value of share-based compensation in net income on a straight-line basis over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established three years in advance. For the three months ended January 31, 2011 and 2010, the Company recognized share-based compensation expense, on a pre-tax basis, of $4.3 million and $4.8 million, respectively.  For the nine months ended January 31, 2011 and 2010, the Company recognized share-based compensation expense, on a pre-tax basis, of $12.6 million and $12.4 million, respectively.

The following table provides share-based compensation data for awards granted by the Company:

	For the Nine Months Ended January 31,
	2011	2010
Restricted Stock:
Awards granted (in thousands)	256	362
Weighted average fair market value of grant	$39.94	$35.97
Stock Options:
Awards granted (in thousands)	413	695
Weighted average fair market value of grant	$11.97	$11.32

The weighted average Black-Scholes fair value assumptions for stock option grants are as follows:

	For the Nine Months Ended January 31,
	2011	2010
Expected life of options (years)	7.8	7.8
Risk-free interest rate	2.7%	3.3%
Expected volatility	28.8%	29.9%
Expected dividend yield	1.6%	1.6%
Fair value of common stock on grant date	$40.02	$35.04

4.     Comprehensive Income (Loss)
Comprehensive income (loss) was as follows (in thousands):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2011	2010	2011	2010
Net income	$45,617	$42,414	$143,320	$115,548
Changes in other comprehensive income (loss):
Foreign currency translation adjustment	603	(17,605)	33,188	101,803
Unrecognized retirement costs, net of tax	1,345	619	2,712	(172)
Unrecognized gain on interest rate swaps, net of tax	1,992	3,280	4,551	8,042
Comprehensive income	$49,557	$28,708	$183,771	$225,221

A reconciliation of accumulated other comprehensive income (loss) follows (in thousands):

	For the Three Months
	October 31, 2010	Change for Period	January 31, 2011
Foreign currency translation adjustment	$(110,146)	$603	$(109,543)
Unrecognized retirement costs, net of tax	(79,586)	1,345	(78,241)
Unrecognized (loss)/gain on interest rate swaps, net of tax	(1,403)	1,992	589
Total	$(191,135)	$3,940	$(187,195)

	For the Nine Months
	April 30, 2010	Change for Period	January 31, 2011
Foreign currency translation adjustment	$(142,731)	$33,188	$(109,543)
Unrecognized retirement costs, net of tax	(80,953)	2,712	(78,241)
Unrecognized (loss)/gain on interest rate swaps, net of tax	(3,962)	4,551	589
Total	$(227,646)	$40,451	$(187,195)

5.	Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2011	2010	2011	2010
Weighted average shares outstanding	60,747	58,935	60,426	58,679
Less: Unearned restricted shares	(363)	(416)	(343)	(372)
Shares used for basic earnings per share	60,384	58,519	60,083	58,307
Dilutive effect of stock options and other stock awards	1,165	1,307	1,092	1,059
Shares used for diluted earnings per share	61,549	59,826	61,175	59,366

For both the three and nine months ended January 31, 2011, options to purchase Class A Common Stock of 1,656,166 have been excluded from the shares used for diluted earnings per share, as their inclusion would have been anti-dilutive. For both the three and nine months ended January 31, 2010, options to purchase Class A Common Stock of 1,941,211 have been excluded as their inclusion would have been anti-dilutive. For the three and nine months ended January 31, 2010, there were 13,000 and 43,000 unearned restricted shares, respectively, that were excluded as their inclusion would have been anti-dilutive. All unearned restricted shares were included for the three and nine months ended January 31, 2011 as their inclusion was not anti-dilutive.

6.	Inventories

Inventories were as follows (in thousands):
	As of January 31,		As of April 30,
	2011	2010	2010
Finished goods	$80,512	$86,188	$86,355
Work-in-process	8,858	8,900	7,566
Paper, cloth and other	12,856	10,798	7,434
	102,226	105,886	101,355
LIFO reserve	(3,799)	(4,326)	(3,498)
Total inventories	$98,427	$101,560	$97,857

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

Segment information is as follows (in thousands):

	For The Three Months		For The Nine Months
	Ended January 31,		Ended January 31,
	2011	2010	2011	2010
Revenue
Scientific, Technical, Medical and Scholarly	$237,939	$228,388	$712,220	$708,613
Professional/Trade	114,468	107,056	327,191	316,982
Higher Education	95,448	91,658	258,226	237,840
Total	$447,855	$427,102	$1,297,637	$1,263,435

Direct Contribution to Profit
Scientific, Technical, Medical and Scholarly	$97,061	$88,737	$293,955	$278,140
Professional/Trade	20,555	24,484	71,392	75,782
Higher Education	40,177	38,315	104,192	91,720
Total	$157,793	$151,536	$469,539	$445,642

Shared Services and Administration Costs
Distribution	$(27,612)	$(28,007)	$(81,833)	$(82,452)
Technology Services	(31,715)	(24,770)	(87,686)	(72,010)
Finance	(11,198)	(12,004)	(31,580)	(32,710)
Other Administration	(17,618)	(18,492)	(58,001)	(59,243)
Total	$(88,143)	$(83,273)	$(259,100)	$(246,415)
Operating Income	$69,650	$68,263	$210,439	$199,227

8.	Intangible Assets

Intangible assets consisted of the following (in thousands):
	As of January 31,		As of April 30,
	2011	2010	2010
Intangible assets with indefinite lives:
Brands and trademarks	$170,540	$175,781	$169,621
Acquired publishing rights	104,916	107,852	101,891
	$275,456	$283,633	$271,512

Net intangible assets with determinable lives:
Acquired publishing rights	$574,236	$603,873	$578,140
Customer relationships	49,850	53,667	51,326
Brands and trademarks	12,177	10,668	10,318
Covenants not to compete	79	359	254
	$636,342	$668,567	$640,038
Total	$911,798	$952,200	$911,550

The changes in intangible assets at January 31, 2011 compared to January 31, 2010 and April 30, 2010 are primarily due to foreign exchange translation and amortization expense.

9.	Additional Provision for Doubtful Trade Account

As reported by the Company on Form 8-K,  in the third quarter of fiscal year 2011 the Company recorded a pre-tax bad debt provision of $9.3 million (or $0.10 per diluted share) based on the status of its business relationship with Borders Group, Inc. (“Borders”) and potential future adverse financial events that may affect this customer.  The net charge is reflected in the Additional Provision for Doubtful Trade Account line item in the Condensed Consolidated Statements of Income and represents the difference between the Company’s outstanding receivable with Borders and our expectation of potential offsets and recoveries in the future, as well as existing reserves for this customer.  The Company does not anticipate any additional charges or bad debt expense with respect to this customer.  On February 16, 2011, Borders filed Chapter 11 bankruptcy protection.

10.	Impairment and Restructuring Charges (Fiscal Year 2010)

During the three and nine months ended January 31, 2010, the Company recognized intangible asset impairment and restructuring charges of $2.8 million and $14.3 million, respectively, which impacted diluted earnings per share by $0.03 and $0.17, respectively. These charges are reflected in the Impairment and Restructuring Charges line in the Condensed Consolidated Statements of Income.

Impairment Charges

GIT Verlag, a business-to-business German-language controlled circulation magazine business, was acquired by the Company in 2002. As part of a strategic review of certain non-core businesses within the STMS reporting segment, the Company considered alternatives for GIT Verlag during fiscal year 2010 due to the economic outlook for the print advertising business in German language publishing. As a result of the review, the Company performed an impairment test on the intangible assets related to GIT Verlag which resulted in an $11.5 million pre-tax impairment charge in the second quarter of fiscal year 2010 and reduced the carrying value of the acquired publication rights of GIT Verlag, which was classified as an indefinite-lived intangible asset, to its fair value of $7.7 million.  Concurrent with the strategic review and impairment, the Company classified the remaining acquired publication rights as a finite-lived intangible asset which is being amortized over a 10 year period. In the third quarter of fiscal year 2010, the Company also identified a similar decline in the economic outlook for three smaller business-to-business controlled circulation advertising magazines.  An impairment test on the intangible assets associated with those magazines resulted in an additional $0.9 million pre-tax impairment charge in the third quarter of fiscal year 2010 that reduced the carrying value of the intangible assets to their fair value of $0.5 million.

Restructuring Charges

After considering a number of strategic alternatives for the GIT Verlag business, the Company implemented a restructuring plan in the third quarter of fiscal year 2010 to reduce certain staff levels and the number of magazines published.  As a result, in the third quarter of fiscal year 2010, the Company recorded a pre-tax restructuring charge of approximately $1.9 million within the STMS reporting segment for GIT Verlag severance costs.  As of January 31, 2011, 2010, and April 30, 2010, accrued severance related to GIT Verlag and other restructuring programs initiated during fiscal year 2010 of approximately $0.5 million, $1.9 million, and $2.5 million, respectively, is reflected in the Accrued Employment Costs line item in the Condensed Consolidated Statements of Financial Position.  The activity for the three and nine months ended January 31, 2011 reflects severance payments of $0.7 million and $2.0 million, respectively.  Payments to be made under the restructuring plans are expected to be completed by April 30, 2011.

11.	Income Taxes

The effective tax rates for the first nine months of fiscal years 2011 and 2010 were 26.6% and 29.2%, respectively.  In the first quarter of fiscal year 2011, the Company recorded a $4.2 million non-cash deferred tax benefit associated with new tax legislation enacted in the U.K. that reduced the corporate income tax rate from 28% to 27%.  The new tax rate is effective as of April 1, 2011.  The benefit recognized by the Company reflects the adjustments required to restate all applicable deferred tax balances to the new income tax rate.  In the second quarter of fiscal year 2011, the Company released a previously accrued income tax reserve of approximately $2.0 million. The Company’s effective tax rate for the nine months ended January 31, 2011 excluding the tax benefits described above was 29.8%.

12.	Defined Benefit Retirement Plans

The components of net pension expense for the defined benefit plans were as follows (in thousands):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2011	2010	2011	2010
Service Cost	$4,210	$2,671	$12,142	$8,391
Interest Cost	6,676	5,883	20,011	18,129
Expected Return on Plan Assets	(6,456)	(4,805)	(19,109)	(14,708)
Net Amortization of Prior Service Cost	222	348	664	645
Recognized Net Actuarial Loss	1,894	994	5,418	2,846
Net Pension Expense	$6,546	$5,091	$19,126	$15,303

Employer pension plan contributions were $10.3 million and $26.7 million for the nine months ended January 31, 2011 and 2010, respectively.

13.	Derivative Instruments and Hedging Activities

The Company, from time-to-time, enters into forward exchange and interest rate swap contracts as a hedge against foreign currency asset and liability commitments, changes in interest rates and anticipated transaction exposures, including intercompany purchases. All derivatives are recognized as assets or liabilities and measured at fair value.  Derivatives that are not determined to be effective hedges are adjusted to fair value with a corresponding effect on earnings.  The Company does not use financial instruments for trading or speculative purposes.

The Company had approximately $631.9 million of variable rate loans outstanding at January 31, 2011, which approximated fair value. As of January 31, 2011, the Company has two interest rate swap agreements that were designated as fully effective cash flow hedges as defined under Accounting Standards Codification (“ASC”) 815.  As a result, there is no impact on the Company’s Condensed Consolidated Statements of Income for changes in the fair value of the interest rate swaps.  Under ASC 815, fully effective derivative instruments that are designated as cash flow hedges have changes in their fair value recorded initially within Accumulated Other Comprehensive Loss on the Condensed Consolidated Statements of Financial Position. As interest expense is recognized based on the variable rate loan agreements, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated Other Comprehensive Loss to Interest Expense in the Condensed Consolidated Statements of Income.

On October 19, 2007 the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its revolving credit facility (“Revolving Credit Facility”).  Under the terms of this interest rate swap, the Company paid a fixed rate of 4.60% and received a variable rate of interest based on three month LIBOR (as defined) from the counterparty which was reset every three months for a three-year period. This interest rate swap expired on August 8, 2010 and had a notional amount of $100.0 million as of January 31, 2010.

On February 16, 2007, the Company entered into an interest rate swap agreement which fixed variable interest due on a portion of its term loan (“Term Loan”). Under the terms of the agreement, the Company pays a fixed rate of 5.076% and receives a variable rate of interest based on three month LIBOR (as defined) from the counterparty which is reset every three months for a four-year period ending February 8, 2011, the date that the swap expired.  The notional amount of the rate swap was initially $660.0 million, declining through February 8, 2011, based on the expected amortization of the Term Loan.  As of January 31, 2011 and January 31, 2010, the notional amount was $200.0 million and $400.0 million, respectively.

The Company entered into an interest rate swap agreement on August 19, 2010, which fixed a portion of the variable interest due on its variable rate loans outstanding.  Under the terms of the new agreement, the Company pays a fixed rate of 0.8% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a twenty-nine month period ending January 19, 2013.  As of January 31, 2011, the notional amount of the interest rate swap was $125.0 million.  It is management’s intention that the notional amount of interest rate swaps be less than the Term Loan and the Revolving Credit Facility outstanding during the life of the derivatives.

The Company records the fair value of its interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets.  The fair value of the interest rate swaps as of January 31, 2011 and 2010 and April 30, 2010 was a net deferred loss of $2.7 million, $17.4 million and $11.5 million, respectively. As of January 31, 2011 and 2010 and April 30, 2010, approximately $2.4 million, $3.3 million and $11.5 million of the deferred losses were recorded in Other Accrued Liabilities on the Condensed Consolidated Statements of Financial Position, respectively, with the balance recorded in Other Long-Term Liabilities, based on the maturity dates of the contracts.  Net losses that have been reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the three months ended January 31, 2011 and 2010 were $2.6 million and $6.0 million, respectively.  Net losses that have been reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the nine months ended January 31, 2011 and 2010 were $8.7 million and $16.8 million, respectively.

During fiscal years 2011 and 2010, the Company entered into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange (Losses)/Gains on the Condensed Consolidated Statements of Income.  The Company did not designate these forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts.  Therefore, the forward exchange contracts were marked to market through Foreign Exchange (Losses)/Gains on the Condensed Consolidated Statements of Income, and carried at their fair value on the Condensed Consolidated Statements of Financial Position. Accordingly, fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the remeasured foreign currency denominated assets and liabilities attributable to changes in foreign currency exchange rates. As of January 31, 2011, the Company did not have any open forward contracts. As of January 31, 2010, the fair value of the open forward exchange contract was a gain of approximately $2.1 million, and was recorded within the Prepaid and Other line item on the Condensed Consolidated Statements of Financial Position. The fair values of the contracts were measured on a recurring basis using Level 2 inputs. For the three and nine months ended January 31, 2011, the (losses)/gains recognized on the forward contracts were $(0.8) million and $0.6 million, respectively.  For both the three and nine months ended January 31, 2010, the loss recognized on the forward contracts was $2.1 million. As of January 31, 2010, the total notional amount of the open foreign currency forward contract in U.S. dollars was approximately $154.0 million.

14.	Foreign Exchange (Losses)/Gains

Foreign currency transaction (losses)/gains for the third quarters ended January 31, 2011 and 2010 were $(0.9) million and $0.6 million, respectively. Foreign currency transaction (losses)/gains for the nine months ended January 31, 2011 and 2010 were $(1.6) million and $(10.1) million, respectively. The foreign currency transaction losses for the first nine months of fiscal year 2010 were primarily due to the revaluation of U.S. dollar cash balances held by the Company’s non-U.S. locations into the local currency of those operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – THIRD QUARTER ENDED JANUARY 31, 2011

Revenue and Gross Profit:

Revenue for the third quarter of fiscal year 2011 increased 5% to $447.9 million, or 7% excluding the unfavorable impact of foreign exchange.  Excluding foreign exchange, robust growth in Scientific, Technical, Medical and Scholarly (“STMS”) and Professional Trade (“P/T”) drove the results, while Higher Education (“HE”) also improved.

Gross profit margin for the third quarter of fiscal year 2011 of 69.2% was 0.5% higher than prior year, or 0.6% excluding the unfavorable impact of foreign exchange.  The improvement was driven by lower inventory obsolescence provisions in P/T due to improved inventory management (+20 basis points “bps”) and increased sales of higher margin digital products (+80bps), partially offset by higher society royalty rates (-40bps).

Operating and Administrative Expense:

Operating and administrative expenses for the third quarter of fiscal year 2011 of $222.2 million were 4% higher than prior year, or 5% excluding the favorable impact of foreign exchange.  The increase was driven by higher technology costs reflecting ongoing investments in digital products and infrastructure, such as WileyPLUS, eBooks, backfiles and Wiley Online Library (-$7 million), higher journal editorial costs (-$3 million) and advertising costs (-$2 million).  The higher costs were partially offset by lower journal distribution costs due to off-shoring and lower employment costs mainly reflecting lower accrued incentive compensation.

In the third quarter of fiscal year 2011, the Company recorded a $9.3 million bad debt provision ($0.10 per share) within the P/T reporting segment based on the status of its business relationship with Borders Group, Inc. (“Borders”) and the potential future adverse financial events that may affect this customer.  The provision represents the difference between the Company’s outstanding receivable with Borders and our expectation of potential offsets and recoveries in the future, as well as existing reserves for this customer. The Company does not anticipate any additional charges or bad debt expense with respect to this customer.  Borders filed Chapter 11 bankruptcy protection on February 16, 2011.

In the third quarter of fiscal year 2010, the Company recognized impairment and restructuring charges of $2.8 million ($0.03 per share) within the STMS reporting segment.  The prior year charges include $1.9 million in severance related costs as part of a restructuring plan implemented in the third quarter of fiscal year 2010 to reduce certain staff levels and the number of magazines published by GIT Verlag, a business-to-business German-language controlled circulation magazine business.  The Company also recorded a $0.9 million impairment charge related to three smaller business-to-business controlled circulation advertising magazines.

Operating Income:

Operating income for the third quarter of fiscal year 2011 increased 2% to $69.7 million, or 16% on a currency neutral basis and excluding the Borders bad debt provision and prior year impairment and restructuring charges.  The improvement on a currency neutral basis, excluding the Borders bad debt provision and prior year impairment and restructuring charges, was driven by the top-line results and higher gross profit margins, partially offset by higher operating and administrative expenses, as described above.

Interest Expense/Income:

Interest expense decreased $4.0 million to $4.6 million for the third quarter of fiscal year 2011.  Lower interest rates and lower average debt contributed approximately $2.9 million and $1.1 million to the decrease, respectively.  Gains/(Losses) on foreign currency transactions for the third quarters of fiscal years 2011 and 2010 were ($0.9) million and $0.6 million, respectively. The effective tax rate for the third quarter of fiscal year 2011 was 29.7% compared to 29.8% in the prior year.

Earnings Per Share:

Earnings per diluted share for the third quarters of fiscal years 2011 and 2010 were $0.74 and $0.71, respectively.  Excluding the effects of unfavorable foreign exchange transaction and translation losses ($0.06 per share), the current year Borders bad debt provision ($0.10 per share) and the prior year impairment and restructuring charges ($0.03 per share), earnings per share increased 22% on higher shares outstanding.  The dilutive effect of higher shares outstanding for the quarter was approximately $0.02 per share as compared to the third quarter of fiscal year 2010.

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

Third Quarter Segment Results

Scientific, Technical, Medical and Scholarly (STMS):

STMS revenue for the third quarter of fiscal year 2011 increased 4% to $237.9 million, or 8% excluding the unfavorable impact of foreign exchange. Growth was mainly driven by journal subscriptions (+$12 million) and books (+$5 million).

Direct contribution to profit for the third quarter of fiscal year 2011 increased 9% to $97.1 million, or 12% on a currency neutral basis and excluding the prior year impairment and restructuring charges of $2.8 million. The increase excluding the impact of foreign exchange and the impairment and restructuring charges reflects the top-line results (+$14 million) and higher gross profit margins due to increased sales of digital products (+$3 million), partially offset by higher society journal royalties (-$2 million) and external journal editorial costs (-$3 million).

Journals

Journal revenue for the third quarter of fiscal year 2011 increased 3% to $186.4 million, or 8% excluding the unfavorable impact of foreign exchange. On a currency neutral basis, subscription revenue increased due to license values (+$4 million), timing of renewals (+$5 million) and new business (+$4 million). In addition, calendar year 2011 journal subscription renewals are showing growth in-line with expectations with 73% of targeted full year renewals signed as of January 31, 2011, as compared to only 68% as of January 31, 2010.

Society Journal Activity
•	13 new society journals signed
•	52 renewed/extended journals
•	1 journal not renewed

Key New Contracts
•	The ten journals of the American Counselling Association, the world’s leading association for professionals in counselling
•	International Dental Journal on behalf of the FDI World Dental Federation
•	Journal of Business Logistics with the Council of Supply Chain Management Professionals
•	International Journal of Paediatric Obesity on behalf of the International Association for the Study of Obesity

Books and Reference

Books and reference revenue for the third quarter of fiscal year 2011 increased 7% to $48.5 million, or 9% on a currency neutral basis.  On a currency neutral basis, the book revenue growth reflected higher online and print sales with all subject categories contributing to the increase.

Institutional Sales
•	Large backfile agreements signed with universities in Germany, the US, South Korea, Israel, the Netherlands and Australia
•	Online book and reference work agreements signed with universities in the US, South Korea and Turkey, and a major US-based corporation
•	Cochrane Library agreement signed with an Indian government agency
•	Agreements with corporations worldwide for online advertising, webinars, corporate reprints, supplements, etc.

Alliances

Wiley formed a partnership with the Association of American Geographers to publish a definitive reference work online and in 15 print volumes.  Intended to be the most authoritative and complete resource in its field, the International Encyclopedia of Geography will range across physical and human geography and related areas of earth and environmental science.

Wiley Open Access

Wiley Open Access, a program of open access journals in the life and biomedical sciences, including neuroscience, microbiology, ecology and evolution was launched in collaboration with international professional and scholarly society partners.  Authors will pay a publication charge upon acceptance of their articles into these open access journals.  Wiley will introduce a range of new funded business models to enable academic and research institutions, funders, societies, and corporations to actively support their researchers and members who wish to, or are required to, publish in open access journals.  Each new journal will appoint an Editor-in-Chief and Editorial Board responsible for ensuring that all articles are rigorously peer-reviewed.  These new journals will be offered with the full functionality of Wiley Online Library.

Other Digital Initiatives

In December, Wiley launched new mobile applications for selected health science journals, accessible via iPhone, Blackberry, Android, Symbian, PalmOS, and WAP devices. The applications will allow for the mobile delivery of title and abstract listings of articles with a feature that will enable users to create a “reading list” of desired full-text articles, available from the user’s desktop computer through Wiley Online Library.  Additional features include listings of upcoming events, society news, and publication information.

Awards and Accolades

Wiley was recently honored with 17 prizes at the PROSE Awards ceremony in Washington DC, hosted by the Association of American Publishers. Prizes for excellence in professional and scholarly publishing were awarded to 15 Wiley publications in subject areas ranging from economics to biomedicine. Wiley Online Library received the eProduct/Best Multidiscipline Platform Award.

Professional/ Trade (P/T):

P/T revenue for the third quarter of fiscal year 2011 increased 7% to $114.5 million, including and excluding the impact of foreign exchange. The improvement was driven by strong growth in the business/finance (+$5 million) and cooking categories (+$2 million), partially offset by weakness in psychology.  On a currency neutral basis, growth in the US, UK, Germany, Canada and China were partially offset by weakness in Australia and India.  In addition, eBook sales nearly doubled in the quarter to approximately $5 million.

Direct contribution to profit for the third quarter of fiscal year 2011 of $20.6 million declined 16% from prior year, but improved 22% on a currency neutral basis excluding the $9.3 million Borders bad debt provision in the current quarter, driven by the top-line results (+$5 million) and higher gross profit margins due to eBook sales growth and improved inventory management (+$1 million), partially offset by higher operating costs (-$1 million), mainly advertising fees.

Revenue by Category (on a currency neutral basis)
•	Business grew 16%, with leadership, investing and marketing driving results
•	Consumer rose 6% due in large part to a strong holiday season for cooking books
•	Professional Education grew 13%
•	Technology, which maintained its #1 market position, was flat against a strong prior year
•	Architecture, yet to rebound from the recession, was flat with prior year
•	Psychology was down 8%

Other Digital Initiatives/Products
•	In the third quarter, seven mobile apps were released for the Apple platform
•	An iPad version of How to Cook Everything by Mark Bittman was released in December with strong sales
•
Two events licensing agreements launched with Hotels-Paris and Teletext Holidays, both integrating Wiley global events content into their websites, alongside hotels and holiday package products, to provide timely reasons to make reservations

Alliances

Wiley finalized its agreement with the Tax Institute at H&R Block to create an exam prep product for the new IRS Tax Preparer certification. The program will include books/eBooks and an online test bank – eventually adding a continuing professional education component.

New Books
•
Business and Finance: Wiley CPA Exam Review Test Bank Online 2011 is comprised of separate modules, which allow users to create exams in study or exam modes, answer multiple choice questions and/or simulations, and view exam results and reports for a given module. Wiley International Encyclopedia of Marketing eMRW was released in December.  With over 300 entries from hundreds of global experts, the encyclopedia is one of the premier marketing reference resources available worldwide; Debunkery by Ken Fisher was included on the WSJ, NYT Business and account bestseller lists.

•
Consumer:  ASVAB For Dummies, 3e and ASVAB For Dummies, Premier Edition by Rod Powers; Spanish For Dummies, 2e by Berlitz and Cecie Kraynak; The Paleo Diet Cookbook by Dr. Loren Cordain; Weight Watchers New Complete Cookbook 4e;

•	Technology: Facebook For Dummies, 3e, Book + DVD Bundle by Leah Pearlman and Carolyn Abram; Digital SLR Photography All-in-One by David D. Busch; iPad All-in-One For Dummies by Nancy Muir.
•	Architecture: Interior Graphic Standards 2e; A Global History of Architecture, 2 e and Design Drawing, 2e, both by Frank Ching.

Higher Education:

HE revenue grew 4% to $95.4 million in the third quarter of fiscal year 2011, or 2% excluding the favorable impact of foreign exchange. On a currency neutral basis, solid growth in EMEA (+$1 million) and moderate growth in the US  (+$2 million) was partially offset by a decline in Asia-Pacific (-$1 million). Contributing to the growth were increased sales of WileyPLUS (+$2 million) and eBooks (+$4 million), and strong performance in engineering (+$3 million) and mathematics (+$1 million). Revenue from the Australia higher education and secondary school business was off 9% or $1 million, on a currency neutral basis, due to lower enrollments and a delay in the adoption of the national school curriculum.

Direct contribution to profit for the third quarter of fiscal year 2011 increased 5% to $40.2 million, or 2% excluding the favorable impact of foreign exchange, driven by the top-line results.

Revenue by Region (on a currency neutral basis)
•	Americas grew 3% to $62.9 million
•	EMEA rose 14% to $6.2 million
•	Asia-Pacific declined 4% to $26.3 million

Revenue by Subject (on a currency neutral basis)
•
Engineering and Computer Science: revenue increased 25% vs. prior year.  Textbooks that contributed to growth include Callister: Materials Science 8e, Rainer: Introduction to Information Systems 3e, Moran: Thermodynamics 7e, Montgomery: Applied Statistics 5e, and Horstmann: Big Java 4e and Java for Everyone 1e.

•
Science: revenue increased 5% vs. prior year.  Textbooks that contributed to growth include Halliday: Physics 9e, Solomons: Organic Chemistry 10e, Grosvenor: Visualizing Nutrition 1e and Hein: Chemistry 13e.

•	Business and Accounting: revenue was down 7% vs. a strong prior year.
•	Social Science: revenue was down slightly compared to prior year.
•	Mathematics: revenue was up 17% vs. prior year, driven by sales of Hughes Hallett: Applied Calculus 4e and Mann: Statistics 7e.
•	Microsoft Official Academic Course: revenue increased 25% vs. prior year, attributable to growth in the Windows Server books.

Digital Sales
•	Global billings of WileyPLUS grew 16% on a currency neutral basis to approximately $10 million.
•	WileyPLUS revenue grew 13% over prior year to approximately $13 million
•	WileyPLUS digital-only billings (not packaged with a print textbook) grew 5% to approximately $3 million.
•	Deferred and unearned WileyPLUS revenue as of January 31 was approximately $8 million
•	eBook revenue was up 54% to $2.5 million.
•	Sales of eBooks, digital content sold directly to institutions, binder editions and custom publishing were up 24% to approximately $16 million, representing approximately 16% of global HE revenue

Shared Services and Administrative Costs:

Shared services and administrative costs for the third quarter of fiscal year 2011 increased 6% to $88.1 million, including and excluding the impact of foreign exchange.  The increase was driven by higher technology services costs (-$7 million)  reflecting ongoing investments in digital products and infrastructure, such as WileyPLUS, eBooks, backfiles and Wiley Online Library, partially offset by lower journal distribution costs mainly due to off-shoring (+$1 million).

RESULTS OF OPERATIONS – NINE MONTHS ENDED JANUARY 31, 2011

Revenue and Gross Profit:

Revenue for the first nine months of fiscal year 2011 increased 3% to $1,297.6 million, or 5% excluding the unfavorable impact of foreign exchange.  Excluding foreign exchange, the improvement was driven by strong growth in STMS and Higher Education and modest growth in P/T.

Gross profit margin for the first nine months of fiscal year 2011 of 69.0% compared with 68.8% in the prior year. Growth in profit margin was due to increased sales of digital products (+50bps), including an eBook license with a consortium in Saudi Arabia, lower journal production costs due to off-shoring (+20bps) and lower inventory obsolescence provisions in P/T due to improved inventory management (+10bps), partially offset by higher society royalty rates (-60bps).

Operating and Administrative Expense:

Operating and administrative expenses for the first nine months of fiscal year 2011 of $649.1 million were 3% higher than prior year, or 4% excluding the favorable impact of foreign exchange.  The increase was driven by higher technology costs (-$17 million) reflecting ongoing investments in digital products and infrastructure, such as WileyPLUS, eBooks, backfiles and Wiley Online Library; higher employment costs (-$7 million); higher journal editorial costs (-$4 million); and higher advertising fees (-$2 million), partially offset by lower journal distribution costs due to off-shoring (+$4 million).

In the third quarter of fiscal year 2011, the Company recorded a $9.3 million bad debt provision ($0.10 per share) within the P/T reporting segment based on the status of its business relationship with Borders Group, Inc. (“Borders”) and the potential future adverse financial events that may affect this customer.  The provision represents the difference between the Company’s outstanding receivable with Borders and our expectation of potential offsets and recoveries in the future, as well as existing reserves for this customer. The Company does not anticipate any additional charges or bad debt expense with respect to this customer.  Borders filed Chapter 11 bankruptcy protection on February 16, 2011.

In fiscal year 2010, the Company recognized impairment and restructuring charges of $14.3 million ($0.17 per share) within the STMS reporting segment.  The prior year charges include an $11.5 million impairment charge for GIT Verlag, a business-to-business German-language controlled circulation magazine business, an impairment charge of $0.9 million for three smaller business-to-business controlled circulation advertising magazines and a $1.9 million restructuring charge for severance related costs recognized as part of a restructuring plan implemented in the third quarter of fiscal year 2010 to reduce certain staff levels and the number of magazines published by GIT Verlag.

Operating Income:

Operating income for the first nine months of fiscal year 2011 increased 6% to $210.4 million, or 11% on a currency neutral basis and excluding the Borders bad debt provision and prior year impairment and restructuring charges, driven by top-line results and higher gross profit margins, partially offset by higher operating and administrative expenses, as described above.

Interest Expense/Income:

Interest expense decreased $11.3 million to $15.2 million for the first nine months of fiscal year 2011.  Lower interest rates and lower average debt contributed approximately $7.4 million and $3.9 million to the decrease, respectively.  Losses on foreign currency transactions for the nine months ended January 31, 2011 and 2010 were $1.6 million and $10.1 million, respectively.  The foreign currency loss in the prior year was principally due to the revaluation of U.S. dollar cash balances held by the Company’s non-U.S. locations into the local currency of those operations.

The effective tax rate for the first nine months of fiscal year 2011 was 26.6% compared to 29.2% in the prior year.  During the first quarter of fiscal year 2011, the Company recorded a $4.2 million ($0.07 per share) non-cash deferred tax benefit associated with new tax legislation enacted in the U.K. that reduced the corporate income tax rate from 28% to 27%.  The new tax rate is effective as of April 1, 2011.  The benefit recognized by the Company reflects the restatement of all applicable deferred tax balances to the new income tax rate.  In the second quarter of fiscal year 2011, the Company released a previously accrued income tax reserve of approximately $2.0 million ($0.03 per share).  The Company’s effective tax rate for the nine months ended January 31, 2011 excluding the tax benefits described above was 29.8%.  The increase in the effective tax rate excluding the benefits was mainly due to lower foreign tax benefits which are expected to continue.

Earnings Per Share:

Earnings per diluted share for the nine months ended January 31, 2011 and 2010 were $2.34 and $1.95, respectively.  Excluding the effects of unfavorable foreign exchange transaction and translation losses ($0.11 per share), the current year Borders bad debt provision ($0.10 per share), the prior year impairment and restructuring charges ($0.17 per share) and the current year deferred tax benefit associated with the change in U.K. corporate income tax rates ($0.07 per share), earnings per diluted share increased 17% on higher shares outstanding.  The dilutive effect of higher shares outstanding for the nine month period was approximately $0.07 per share as compared to the prior year period.

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

Segment Results for the Nine Months Ended January 31, 2011

Scientific, Technical, Medical and Scholarly (STMS):

STMS revenue for the first nine months of fiscal year 2011 increased 1% to $712.2 million, or 6% excluding the unfavorable impact of foreign exchange. Excluding foreign exchange, the growth was driven by journal subscriptions (+$26 million) and print and online books (+15 million).

Direct contribution to profit for the first nine months of fiscal year 2011 increased 6% to $294.0 million, or 8% on a currency neutral basis and excluding the prior year impairment and restructuring charges of $14.3 million.  The growth excluding the impact of foreign exchange and the impairment and restructuring charges reflects the top-line results (+$35 million) and lower journal production costs due to off-shoring (+$3 million), partially offset by higher journal society royalty rates (-$8 million) and increased editorial (-$5 million) and employment costs (-$2 million).

Journals

For the first nine months of fiscal year 2011, journal revenue declined 1% to $566.3 million, but improved 5% on a currency neutral basis.  Excluding foreign exchange, the growth was driven by higher subscription revenue from increases in license values (+$10 million), timing of renewals (+$11 million); new business (+$5 million).

Books and Reference

Books and reference revenue for the first nine months of fiscal year 2011 increased 9% to $137.4 million, or 11% excluding the unfavorable impact of foreign exchange.  On a currency neutral basis, book revenue growth was driven by both higher digital and print book sales, including a one-time online book license with a consortium in Saudi Arabia.

Professional/ Trade (P/T):

P/T revenue for the first nine months of fiscal year 2011 increased 3% to $327.2 million, including and excluding the impact of foreign exchange. Growth in business/finance (+$10 million), professional education (+$4 million), and technology (+$3 million) was partially offset by a decline in consumer titles (-$6 million), mainly due to a strong cooking front list in the prior year, and lower architecture sales.  In addition, eBook sales more than doubled in the first nine months of fiscal year 2011 to approximately $15 million.

Direct contribution to profit for the first nine months of fiscal year 2011 declined 6% to $71.4 million, but improved 7% on a currency neutral basis and excluding the $9.3 million Borders bad debt provision in fiscal year 2011.  Excluding the impact of foreign exchange and the Borders bad debt provision, the growth reflects the top-line results (+$8 million) and lower editorial costs (+$1 million) due to a strong front list in the prior year, partially offset by higher employment costs (-$4 million)  and higher advertising fees.

Revenue by Category (on a currency neutral basis)
•	Business grew 11%, with accounting, investing and Pfeiffer HR/training resources performing well
•	Consumer fell 5% primarily due to the falloff from Borders
•	Professional Education grew 21%, fueled by the best seller Teach Like a Champion by Doug Lemov
•	Technology, which maintained its #1 market position, grew 4%
•	Architecture, yet to rebound from the recession, declined 2%
•	Psychology was up 3%

Higher Education (HE):

HE revenue for the first nine months of fiscal year 2011 grew 9% to $258.2 million, or 7% excluding the favorable impact of foreign exchange. On a currency neutral basis, the improvement reflects market share growth in the US and around the world.  Nearly all subject categories contributed to the growth, with the sciences (+$8 million), engineering and computer science (+$7 million), and mathematics (+$1 million) exhibiting the most growth. In addition, global billings of WileyPLUS grew 14% to approximately $32 million.

Direct contribution to profit for the first nine months of fiscal year 2011 increased 14% to $104.2 million, or 12% excluding the favorable impact of foreign exchange.  On a currency neutral basis, the growth reflects the top-line results (+$11 million) and improved gross margins on higher digital revenues and manufacturing efficiencies (+$2 million), partially offset by higher employment costs (-$2 million).

Revenue by Region (on a currency neutral basis)
•	Americas grew 9% to $186.0 million
•	EMEA rose 10% to $20.1 million
•	Asia-Pacific fell 2% to $52.1 million

Revenue by Subject (on a currency neutral basis)
•
Engineering and Computer Science: revenue increased 24% vs. prior year.  Textbooks driving growth include Callister: Materials Science 8e, Rainer: Intro to IS 3e, Moran: Thermodynamics 7e, Montgomery: Applied Statistics 5e, and Horstmann: Big Java 4e and Java for Everyone 1e.

•	Science: revenue increased 15% vs. prior year. Textbooks driving growth include Halliday: Physics 9e, Solomons: Organic Chemistry 10e, Grosvenor: Visualizing Nutrition 1e and Hein: Chemistry 13e.
•	Business and Accounting: revenue was down 2% vs. a strong prior year.
•	Social Science: revenue was up 3% compared to prior year.
•	Mathematics: revenue was up 5% vs. prior year, driven by sales of Hughes Hallett: Applied Calculus 4e and Mann: Statistics 7e.
•	Microsoft Official Academic Course: revenue increased 17% vs. prior year, attributable to growth in the Windows Server books.

Shared Services and Administrative Costs:

Shared services and administrative costs for the first nine months of fiscal year 2011 increased 5% to $259.1 million, or 6% on a currency neutral basis.  The increase was driven by higher technology services costs (-$17 million) reflecting ongoing investments in digital products and infrastructure, such as WileyPLUS, eBooks, backfiles and Wiley Online Library and higher employment costs (-$1 million), partially offset by lower journal distribution costs mainly due to off-shoring (+$4 million).

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Cash and Cash Equivalents balance was $305.4 million at the end of the third quarter of fiscal year 2011, compared with $67.5 million a year earlier.

Cash Provided by Operating Activities for the first nine months of fiscal year 2011 increased $38.5 million to $353.2 million principally due to higher earnings (+$28 million) and lower pension contributions (+$16 million), partially offset by the timing of journal cash receipts (-$5 million). Higher receipts in the prior period due to the resolution of calendar year 2009 billing delays of approximately $37 million which shifted cash collections from fiscal year 2009 to the first quarter of fiscal year 2010, were partially offset by growth in journal subscriptions.

Cash used for Investing Activities for the first nine months of fiscal year 2011 was $153.2 million compared to $147.4 million in the prior year. The Company invested $6.5 million in acquisitions of publishing assets and rights compared to $5.6 million in the prior year. Projected Product Development and Property, Equipment and Technology capital spending for fiscal year 2011 is forecast to be approximately $145 million and $50 million, respectively, to drive future revenue growth.

Cash used for Financing Activities was $57.0 million in the first nine months of fiscal 2011, as compared to $204.9 million in the prior year period. The Company’s net debt (debt less cash and cash equivalents) decreased $243.2 million from January 31, 2010.  Net debt payments in fiscal 2011 have been $17.1 million compared $185.3 million in the prior year period. Financing activities in both periods included net payments under the credit facility, payments of dividends to shareholders and proceeds from stock option exercises. The increase in cash proceeds from stock options reflects the higher volume of stock option exercises compared to the prior year. The Company increased its quarterly dividend to shareholders by 14.3% to $0.16 per share versus $0.14 per share in the prior year. The Company repurchased approximately 222,000 treasury shares in the first nine months of fiscal 2011 at an average price of $45.73. The Company did not repurchase any treasury shares in the prior period.

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

Cash and Cash Equivalents held outside the U.S. were approximately $296 million as of January 31, 2011. The balances were comprised primarily of Pound Sterling, Euros and Australian dollars. Maintenance of these non-U.S. dollar cash balances does not have a material impact on the liquidity or capital resources of the U.S. operations.

As of January 31, 2011, the Company had approximately $632 million of debt outstanding and approximately $520 million of unused borrowing capacity under the Revolving Credit Facility. The Company’s debt consists of a Term Loan which expires in February 2013 and a Revolving Credit facility which expires in February 2012. It is the Company’s intention to refinance these credit facilities before they expire. We believe that our operating cash flow, together with our revolving credit facilities and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us or at all.

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

Interest Rates

The Company had approximately $631.9 million of variable rate loans outstanding at January 31, 2011, which approximated fair value.  On February 16, 2007, the Company entered into an interest rate swap agreement, designated as a cash flow hedge as defined under ASC 815.  The hedge locked-in a portion of the variable interest due on a portion of the Term Loan. Under the terms of the interest rate swap, the Company pays a fixed rate of 5.076% and receives a variable rate of interest based on three month LIBOR (as defined) from the counter party which is reset every three months for a four-year period ending February 8, 2011, the date that the swap expired. The notional amount of the rate swap was initially $660.0 million, which will decline through February 8, 2011, based on the expected amortization of the Term Loan.  As of January 31, 2011, the notional amount of the rate swap was $200.0 million.

The Company entered into a new interest rate swap agreement on August 19, 2010, which locked-in a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the new agreement, the Company pays a fixed rate of 0.8% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counter party which is reset every month for a twenty-nine month period ending January 19, 2013. As of January 31, 2011, the notional amount of the interest rate swap was $125.0 million.

It is management’s intention that the notional amount of interest rate swaps be less than the Term Loan and the Revolving Credit Facility outstanding during the life of the derivatives.  During the three and nine months ended January 31, 2011, the Company recognized pretax losses on its hedge contracts of approximately $2.6 million and $8.7 million, respectively, which are reflected in Interest Expense in the Condensed Consolidated Statements of Income.  At January 31, 2011, the aggregate fair value of the interest rate swaps was a net deferred loss of $2.7 million. Approximately $2.4 million and $0.3 million of the net deferred loss is included in the Other Accrued Liabilities and Other Long-Term Liabilities on the Condensed Consolidated Statement of Financial Position, respectively. On an annual basis, a hypothetical one percent change in interest rates for the unhedged variable rate debt as of January 31, 2011 would affect net income and cash flow by approximately $3.2 million.

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is primarily exposed to movements in British pound sterling, euros, Canadian and Australian dollars, and certain Asian currencies. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses.  Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment.  The Company also has significant investments in non-US businesses that are exposed to foreign currency risk.  During the first nine months of fiscal year 2011, the Company recorded approximately $33.2 million of foreign currency translation gains in other comprehensive income primarily as a result of the strengthening of the British pound sterling relative to the U.S. dollar.

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

During fiscal year 2011, the Company entered into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange (Losses)/Gains on the Condensed Consolidated Statements of Income. The Company did not designate these forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. Therefore, the forward exchange contracts were marked to market through Foreign Exchange (Losses)/Gains on the Condensed Consolidated Statements of Income, and carried at their fair value on the Condensed Consolidated Statements of Financial Position.  Accordingly, fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the remeasured foreign currency denominated assets and liabilities attributable to changes in foreign currency exchange rates. The forward contracts were measured on a recurring basis using Level 2 inputs. As of January 31, 2011, the Company had settled its forward contracts and had no remaining open forward contracts. For the three and nine months ended January 31, 2011, the (losses)/gains recognized on the forward contracts were $(0.8) million and $0.6 million, respectively.

Sales Return Reserves

Sales return reserves, net of estimated inventory and royalty costs, are reported as a reduction of accounts receivable in the Condensed Consolidated Statements of Financial Position and amounted to $64.2 million, $67.5 million and $55.3 million as of January 31, 2011 and 2010, and April 30, 2010, respectively. The Company provides for sales returns based upon historical return experience in the various markets and geographic regions in which the Company does business. A change in the pattern or trends in returns could affect the estimated allowance. On an annual basis, a hypothetical one percent change in the estimated sales return rate could affect net income by approximately $4.6 million.

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

The Company’s book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 8% of total consolidated revenue, the top 10 book customers account for approximately 20% of total consolidated revenue and approximately 43% of accounts receivable at January 31, 2011.

In the third quarter of fiscal year 2011, the Company recorded a $9.3 million bad debt provision ($0.10 per share) based on the status of its business relationship with Borders Group, Inc. (“Borders”) and the potential future adverse financial events that may affect this customer. The provision represented the Company’s entire accounts receivable exposure. The Company does not anticipate any additional provisions with respect to Borders.  On February 16, 2011, Borders filed Chapter 11 bankruptcy protection.

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

There were no changes in the Company’s internal controls over financial reporting during the third quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of fiscal year 2011, the Company made the following purchases of Class A Common Stock under its stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program
November 2010	-	-	-	4,790,825
December 2010	98,800	$45.81	98,800	4,692,025
January 2011	115,200	$46.04	115,200	4,576,825
Total	214,000	$45.93	214,000	4,576,825

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1 – Supplemental Benefit Plan Amended and Restated as of January 1, 2009, including amendments through August 1, 2010

31.1 – Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2 – Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1 – 18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer

32.2 – 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

101.INS – XBRL Instance Document*

101.SCH – XBRL Taxonomy Extension Schema Document*

101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB – XBRL Taxonomy Extension Label Linkbase Document*

101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF – XBRL Taxonomy Extension Definition Linkbase Document*

(b)	The following reports on Form 8-K were submitted to the Securities and Exchange Commission since the filing of the Company’s 10-Q on December 9, 2010.

i.	Earnings release on the third quarter fiscal 2011 results issued on Form 8-K dated March 10, 2011 which included the condensed financial statements of the Company.

ii.	Announcement of bad debt provision related to Borders Group, Inc. issued on Form 8-K dated February 4, 2011.

*Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Dated: March 14, 2011