Form 10-K
period 2011-04-30
WILEY JOHN & SONS, INC.
filed 2011-06-24
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

[x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  April 30, 2011

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

Yes |X|     No |    |

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes |X|     No |    |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |   |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   |X|       Accelerated filer   |   |       Non-accelerated filer   |   |      Smaller reporting company   |   |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |    |      No |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, October 31, 2010, was approximately $2,012.7 million.  The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s Class A and Class B Common Stock as of May 31, 2010 was 51,346,180 and 9,538,411 respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on September 15, 2011, are incorporated by reference into Part III of this form 10-K.

JOHN WILEY AND SONS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 30, 2011
INDEX

PART I		PAGE
ITEM 1.	Business	4
ITEM 1A.	Risk Factors	4-9
ITEM 1B.	Unresolved Staff Comments	9
ITEM 2.	Properties	10
ITEM 3.	Legal Proceedings	10
ITEM 4	[Removed and Reserved]	10

PART II
ITEM 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
ITEM 6.	Selected Financial Data	12
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-46
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	46-48
ITEM 8.	Financial Statements and Supplemental Data	49-55
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	83
ITEM 9A.	Controls and Procedures	83
ITEM 9B.	Other Information	83

PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance	83-85
ITEM 11.	Executive Compensation	85
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	85
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	85
ITEM 14.	Principal Accounting Fees and Services	85

PART IV
ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	86

SIGNATURES

PART I

Item 1.	Business

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

Employees

As of April 30, 2011, the Company employed approximately 5,100 persons on a full-time equivalent basis worldwide.

Financial Information About Industry Segments

The note entitled “Segment Information” of the Notes to Consolidated Financial Statements and the Management’s Discussion and Analysis section of this 10-K, both listed in the attached index, are incorporated herein by reference.

Financial Information About Foreign and Domestic Operations and Export Sales

The note entitled “Segment Information” of the Notes to Consolidated Financial Statements and the Management’s Discussion and Analysis section of this 10-K, both listed in the attached index, are incorporatedherein by reference.

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

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995:

This 10-K and our Annual Report to Shareholders for the year ending April 30, 2011 contain certain forward-looking statements concerning the Company’s operations, performance and financial condition.  In addition, the Company provides forward-looking statements in other materials released to the public as well as oral forward-looking information.  Statements which contain the words anticipate, expect, believes, estimate, project, forecast, plan, outlook, intend and similar expressions constitute forward-looking statements that involve risk and uncertainties. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those in any forward-looking statements.

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

Operating Costs and Expenses

In general, any significant increase in the costs of goods and services provided to the Company may adversely affect the Company’s costs of operation. The Company has a significant investment, and cost, in its employee base around the world.  The Company offers competitive salaries and benefits in order to attract and retain the highly skilled workforce needed to sustain and develop new products and services required for growth.  Employment and benefit costs are affected by competitive market conditions for qualified individuals, and factors such as healthcare, pension and retirement benefits costs.  The Company is a large paper purchaser, and paper prices may fluctuate significantly from time-to-time.  To reduce the impact of paper price increases, the Company relies upon multiple suppliers. The Company from time-to-time may hedge the exposure to fluctuations in price by entering into multi-year supply contracts. As of April 30, 2011, there were no outstanding multi-year supply contracts.

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

Trade Concentration and Credit Risk

In the journal publishing business, subscription payments are primarily handled through independent journal subscription agents who, acting as agents for library customers, facilitate payment by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agent and is remitted to the journal publisher, including the Company, generally prior to the commencement of the subscription. Although at fiscal year-end the Company had minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 23% of total annual consolidated revenue and no one agent accounts for more than 10% of total annual consolidated revenue.

The Company’s business is not dependent upon a single customer; however, the book industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 7% of consolidated revenue, the top 10 book customers account for approximately 18% of total consolidated revenue and approximately 44% of accounts receivable, before reserves at April 30, 2011.

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

Introduction of New Technologies, Products and Services

The Company must continue to invest in technological and other innovations to adapt and add value to its products and services and remain competitive. There are uncertainties whenever developing new products and services, and it is often possible that such new products and services may not be launched or if launched, may not be profitable or as profitable as existing products and services.

A common trend facing each of the Company’s businesses is the digitization of content and proliferation of distribution channels, either over the internet, or via other electronic means, replacing traditional print formats. The trend to ebooks has also created contraction in the print book retail market which increases the risk of bankruptcy for certain retail customers, potentially leading to the disruption of short-term product supply to the market as well as potential bad debt write-offs.  New distribution channels, such as digital formats, the internet, online retailers and growing delivery platforms (e.g. e-readers), present both threats and opportunities to the Company’s traditional consumer publishing models, potentially impacting both sales volumes and pricing.

Information Technology Risks

Information technology is a key part of the Company’s business strategy and operations. As a business strategy, Wiley’s publishing technology enables the Company to provide customers with new and enhanced products and services and is critical to the Company’s success in migrating from print to digital business models. Information technology is also a fundamental component of all our business processes; collecting and reporting business data; and communicating internally and externally with customers, suppliers, employees and others.

Information technology system failures, network disruptions and breaches of data security could significantly disrupt the operations of the Company.  Management has designed and implemented policies, processes and controls to mitigate risks of information technology failure and to provide security from unauthorized access to our systems. In addition, the Company has in place disaster recovery plans to maintain business continuity. While the Company has taken steps to address these risks, there can be no assurance that a system failure, disruption or data security breach would not adversely affect the Company’s business and operating results.

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

Introduction of Higher Education Textbook Rental Programs

The Company’s Higher Education business publishes educational materials for two and four-year colleges and universities, for-profit career colleges, advanced placement classes and secondary schools in Australia. Due to a growing demand by students for less expensive textbooks, a growing number of college bookstores and other entities are offering textbook rental programs to students. In many ways, the textbook rental business model is an adaptation of the used book model that has been in place in the higher education market for many years.  Due to its recent introduction it is uncertain what impact, if any, such textbook rental programs will have on Wiley’s results.

Interest Rate and Foreign Exchange Risk

Non-U.S. revenues, as well as our substantial non-U.S. net assets, expose the Company’s results to foreign currency exchange rate volatility. Fiscal year 2011 revenue was recognized in the following currencies (as measured in U.S. dollar equivalents): approximately 55% U.S dollar; 28% British pound sterling; 8% Euro and 9% other currencies. In addition, our interest-bearing loans and borrowings are subject to risk from changes in interest rates. These risks and the measures we have taken to help contain them are discussed in the Market Risk section of this 10-K. For additional details, see Note 13 to the Consolidated Financial Statements in this 10-K which is incorporated herein by reference. Notwithstanding our efforts to foresee and mitigate the effects of changes in fiscal circumstances, we cannot predict with certainty changes in currency and interest rates, inflation or other related factors affecting our business.

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

Risk of Doing Business in Developing and Emerging Markets

The Company sells its products to customers in the Middle East (including Iran and Syria), Africa (including Sudan), Cuba, and other developing markets where it does not have operating subsidiaries.  The Company does not own any assets or liabilities in these markets except for trade receivables. Challenges and uncertainties associated with operating in developing markets has a higher relative risk due to political instability, economic volatility, crime, terrorism, corruption, social and ethnic unrest, and other factors. While sales in these markets are not material to the Company’s business results, adverse developments related to the risks associated with these markets may cause actual results to differ from historical and forecasted future operating results.  Disruption in these markets could also trigger a decrease in consumer purchasing power, resulting in a reduced demand for our products. Approximately 8% of STMS journal articles are sourced from authors in China.

Liquidity and Global Economic Conditions

Changes in global financial markets have not had, nor do we anticipate they will have, a significant impact on our liquidity. Due to our significant operating cash flow, financial assets, access to capital markets and available lines of credit and revolving credit agreements, we continue to believe that we have the ability to meet our financing needs for the foreseeable future. As market conditions change, we will continue to monitor our liquidity position. However, there can be no assurance that our liquidity or our results of operations will not be affected by possible future changes in global financial markets and global economic conditions. Similar to other global businesses, we face the potential effects of a global economic recession. Unprecedented market conditions including illiquid credit markets, volatile equity markets, dramatic fluctuations in foreign currency rates and economic recession could affect future results.

Effects of Increases in Pension Costs and Funding Requirements

The Company provides defined benefit pension plans for the majority of its employees worldwide.  The funding requirements and costs of these plans are dependent upon various factors, including the actual return on plan assets, discount rates, plan participant population demographics and changes in pension regulations. Changes in these factors affect the Company’s plan funding, cash flow and results of operations. A further discussion on how these factors could impact the Company’s consolidated financial statements is included on page 45 within the Management’s Discussion and Analysis section of this 10-K and incorporated herein by reference.

Effects of Inflation and Cost Increases

The Company, from time to time, experiences cost increases reflecting, in part, general inflationary factors. There is no guarantee that the Company can increase selling prices or reduce costs to fully mitigate the effect of inflation on company costs.

Ability to Successfully Integrate Key Acquisitions

The Company’s growth strategy includes title, imprint and other business acquisitions which complement the Company’s existing businesses; the development of new products and services; designing and implementing new methods of delivering products to our customers, and organic growth of existing brands and titles.  Acquisitions may have a substantial impact on the Company’s costs, revenues, cash flows, and financial position. Acquisitions involve risks and uncertainties, including difficulties in integrating acquired operations and in realizing expected opportunities; diversions of management resources and loss of key employees; challenges with respect to operating new businesses; debt incurred in financing such acquisitions; and other unanticipated problems and liabilities.

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

Location	Purpose	Owned or Leased	Approx. Sq. Ft.

United States:

New Jersey	Corporate Headquarters	Leased	404,000
	Warehouse	Leased	380,000
	Office & Warehouse	Leased	185,000

Indiana	Office	Leased	123,000

Massachusetts	Office	Leased	43,000

California	Office (Lease expires January 2012)	Leased	38,000
	Office (Lease commences May 2011)	Leased	57,000

Iowa	Office & Warehouse	Owned	27,000

International:

Australia	Office & Warehouse	Leased	93,000
	Offices	Leased	59,000

Canada	Office & Warehouse	Leased	87,000
	Office	Leased	20,000

England	Warehouses	Leased	382,000
	Offices	Leased	80,000
	Offices	Owned	70,000

Germany	Offices	Leased	49,000
	Office	Owned	58,000

India	Office & Warehouse	Leased	16,000

Singapore	Office & Warehouse	Leased	61,000
	Offices	Leased	83,000

Item 3.	Legal Proceedings

The Company is involved in routine litigation in the ordinary course of its business. In the opinion of management, the ultimate resolution of all pending litigation will not have a material effect upon the financial condition or results of operations of the Company.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Class A and Class B shares are listed on the New York Stock Exchange under the symbols JWa and JWb, respectively. Dividends per share and the market price range (Based on daily closing prices) by fiscal quarter for the past two fiscal years were as follows:

	Class A Common Stock			Class B Common Stock
		Market Price			Market Price
	Dividends	High	Low	Dividends	High	Low
2011
First Quarter	$0.16	$42.84	$36.87	$0.16	$42.62	$36.83
Second Quarter	0.16	43.75	35.59	0.16	43.72	35.74
Third Quarter	0.16	46.79	41.21	0.16	46.85	41.15
Fourth Quarter	0.16	52.64	46.71	0.16	52.81	46.55
2010
First Quarter	$0.14	$35.04	$30.84	$0.14	$35.00	$31.00
Second Quarter	0.14	35.90	29.77	0.14	35.76	29.50
Third Quarter	0.14	43.17	35.35	0.14	43.30	35.17
Fourth Quarter	0.14	43.95	39.73	0.14	43.74	39.97

The Company’s credit agreement contains certain restrictive covenants related to the payment of dividends and share repurchases. Under the most restrictive covenant, approximately $92 million was available for such restricted payments as of April 30, 2011. Subject to the foregoing, the Board of Directors considers quarterly the payment of cash dividends based upon its review of earnings, the financial position of the Company, and other relevant factors.

As of April 30, 2011, the approximate number of holders of the Company’s Class A and Class B Common Stock were 1,161 and 98 respectively, based on the holders of record.

During the fourth quarter of fiscal year 2011, the Company made the following purchases of Class A Common Stock under its stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program
February 2011	-	-	-	4,576,825
March 2011	174,000	$49.73	174,000	4,402,825
April 2011	181,600	$50.45	181,600	4,221,225
Total	355,600	$50.10	355,600

Item 6.	Selected Financial Data

For the Years Ended April 30,
Dollars in millions (except per share data)	2011	2010	2009	2008	2007
Revenue	$1,742.6	$1,699.1	$1,611.4	$1,673.7	$1,234.6
Operating Income (a, b)	248.1	242.6	218.5	225.2	161.5
Net Income (a,b,c)	171.9	143.5	128.3	147.5	99.6
Working Capital (d)	(228.9)	(188.7)	(157.4)	(243.6)	(199.7)
Total Assets	2,430.1	2,308.6	2,216.8	2,570.3	2,547.2
Long-Term Debt	330.5	559.0	754.9	797.3	977.7
Shareholders’ Equity	977.9	722.4	513.5	689.1	529.5
Per Share Data
Earnings Per Share (a,b,c)
Diluted	$2.80	$2.41	$2.15	$2.49	$1.71
Basic	$2.86	$2.45	$2.20	$2.55	$1.75
Cash Dividends
Class A Common	$0.64	$0.56	$0.52	$0.44	$0.40
Class B Common	$0.64	$0.56	$0.52	$0.44	$0.40

NOTE: The Company acquired Blackwell Publishing (Holdings) Ltd. (“Blackwell”) on February 2, 2007.

(a)
In fiscal year 2011, the Company recorded a $9.3 million bad debt provision ($6.0 million after taxes) or $0.10 per diluted share related to the Company’s customer, Borders Group, Inc. (“Borders”). On February 16, 2011, Borders filed a petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy code.

(b)
In fiscal year 2010, the Company recognized intangible asset impairment and restructuring charges principally related to GIT Verlag, a Business-to-Business German-language controlled circulation magazine business acquired in 2002.  The fiscal year 2010 charges were $15.1 million ($10.6 million after taxes) and impacted diluted earnings per share by $0.17.

(c)	Tax benefits included in fiscal year results are as follows:

•
Fiscal year 2011 includes a $4.2 million tax benefit, or $0.07 per diluted share, associated with new tax legislation enacted in the U.K. that reduced the corporate income tax rate from 28% to 27%. The benefit recognized by the Company reflects the adjustments required to record all U.K.-related deferred tax balances at the new income tax rate.

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

(d)
Working capital is reduced or negative as a result of including in current liabilities the deferred revenue related to prepaid journal subscriptions for which the cash has been received. The deferred revenue will be recognized into income as the journals are shipped or made available online to the customers over the term of the subscription, generally one year.

Item 7.	Management’s Discussion and Analysis of Business, Financial Condition and Results of Operations

The Company is a global publisher of print and electronic products, providing content and digital solutions to customers worldwide. Core businesses produce scientific, technical, medical and scholarly journals, encyclopedias,  books, online products and services; professional and consumer books, subscription products, certification and training materials, online applications and websites; and educational materials in all media, including integrated online teaching and learning resources, for undergraduate and graduate students, educators, and lifelong learners worldwide as well as secondary school students in Australia. The Company takes full advantage of its content from all three core businesses in developing and cross-marketing products to its diverse customer base of professionals, consumers, researchers, students, and educators.  The use of technology enables the Company to make its content more accessible to its customers around the world. The Company maintains publishing, marketing, and distribution centers in the United States, Canada, Europe, Asia, and Australia.

Business growth comes from a combination of title, imprint and business acquisitions which complement the Company’s existing businesses; from the development of new products and services; from designing and implementing new methods of delivering products to our customers; and from organic growth of existing brands and titles.  The Company’s revenue grew at a compound annual rate of 11% over the past five years, which includes the acquisition of Blackwell Publishing (Holdings) Ltd. (“Blackwell”) in February 2007.

Core Businesses

Scientific, Technical, Medical and Scholarly (STMS):

The Company is one of the leading publishers for the scientific, technical, medical and scholarly communities worldwide, including academic, corporate, government, and public libraries; researchers; scientists; clinicians; engineers and technologists; scholarly and professional societies; and students and professors. STMS products include journals, books, major reference works, databases and laboratory manuals. STMS publishing areas include the physical sciences, health sciences, social science and humanities and life sciences. The Company’s STMS products are sold and distributed globally, online and in print through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to professional society members, bookstores, online booksellers and other customers. Publishing centers include Australia, Germany, Singapore, the United Kingdom and the United States. STMS accounted for approximately 57% of total Company revenue in fiscal year 2011 and generated revenue growth at a compound annual rate of 19% over the past five years, including the February 2007 acquisition of Blackwell, a leading publisher of journals and books for the academic, research and professional markets focused on science, technology, medicine and social sciences and humanities. The graph below presents STMS revenue by product type for fiscal year 2011:

Approximately 54% of journal subscription revenue is derived from publishing rights owned by the Company. Publishing alliances also play a major role in STMS’s success. The Company publishes the journals of prestigious societies, including the American Cancer Society, the British Journal of Surgery Society, the Federation of European Biochemical Societies, The European Molecular Biology Organization, the American Anthropological Association and the German Chemical Society. Approximately 46% of journal subscription revenue is derived from publication rights which are owned by professional societies and published by the Company pursuant to a long-term contract or owned jointly with a professional society. These society alliances bring mutual benefit, with the societies gaining Wiley’s publishing, marketing, sales and distribution expertise, while Wiley benefits from being affiliated with prestigious societies and their members.

STMS is a provider of evidence-based medicine (EBM). The Cochrane Collaboration database, a premier source of high-quality independent evidence to inform healthcare decision-making, provides the foundation for the Company’s growing suite of EBM products designed to improve patient healthcare. EBM facilitates the effective management of patients through clinical expertise informed by best practice evidence that is derived from medical literature.

Wiley Online Library, one of the world’s broadest and deepest multidisciplinary collections of online resources covering life, health and physical sciences, social science and the humanities, was launched successfully in August 2010. Built on the latest technology and designed with extensive input from scholars around the world, Wiley Online Library delivers seamless integrated access to over 4 million articles from 1,500 journals, 10,000 books, and hundreds of reference works, laboratory protocols and databases. Featuring a clean and simple interface, Wiley Online Library provides the user with intuitive navigation, enhanced discoverability, expanded functionality and a range of personalization options. Wiley Online Library provides the Company with new revenue opportunities, including new applications and business models, online advertising, deeper market penetration and individual sales/pay-per-view. In August 2010, Wiley Online Library replaced Wiley InterScience, the Company’s previous online publishing platform for its scientific, technical, medical and scholarly content.

Access to Wiley Online Library is sold through licenses with institutional and corporate libraries, consortia and other academic, government and corporate customers. The Company offers a range of licensing options including customized suites of journal publications for individual customer needs as well as subscriptions for individual journal and online book publications. Licenses are typically sold in durations of one to three years.  The Company also provides fee-based access to its content through its Article Select and PayPerView programs which offer non-subscribed journal content, book chapters and major reference work articles.

Wiley Online Library takes advantage of technology to update content frequently and to add new features and resources on an ongoing basis to increase the productivity of scientists, professionals and students. Two examples are EarlyView, through which customers can access individual articles well in advance of print publication, and MobileEditions, which enables users to view tables of content and abstracts on wireless handheld devices and Web-enabled phones.

In February 2011, the Company launched Wiley Open Access, its new publishing program for open-access research articles. Under the Wiley Open Access business model, research articles submitted by authors are published and compiled in certain subject areas into open-access journals. The journal compilation is available free online to the general public on Wiley Online Library.  A publication service fee is charged upon acceptance of a research article by the Company. The service fee may be paid by the individual author. To actively support researchers and members who wish to publish in Wiley Open Access journals an academic or research institution, a society or a corporation may fund the fee directly. In return for the service fee, the Company provides its customary publishing, editing, peer review and technology services. All accepted open-access articles are subject to the same rigorous peer-review process applied to the Company’s subscription based journals which are supported by the Company’s network of prestigious journals and societies. In addition to Wiley Open Access, the company provides authors with the opportunity to provide their individual research articles that are published within the Company’s paid subscription journals, free through OnlineOpen. OnlineOpen articles are also available free to the general public via Wiley Online Library.

The Company’s digitization of its entire historical journal content, dating back to the 1800s, is designed to improve the research pathway and ensure content discovery is as seamless and efficient as possible.  The backfile collection, which is available online through Wiley Online Library, spans three centuries of scientific research and comprise over 15 million pages – one of the largest archives of its kind issued by a single publisher. As of April 30, 2011, all of the Company’s existing journal content is digitized and made available to customers.

The Company has been focused on reducing costs associated with the STMS business to finance investments in enabling technology and new businesses.  The cost savings are principally the result of increased off-shoring of certain functions and activities from high cost locations to Singapore and other countries in Asia.  Significant portions of the STMS journals and books content management, customer support and central marketing functions have been off-shored as of the end of fiscal year 2011.  In addition to cost savings, the off-shoring of these functions has enabled the Company to focus its resources on value-added activities, such as process and service enhancements.

Professional/Trade:

The Company’s Professional/Trade business acquires, develops and publishes books, subscription products and information services in all media, in the subject areas of business, technology, architecture, cooking, psychology, professional education, travel, health, consumer reference and general interest. Products are developed for worldwide distribution through multiple channels, including major chains and online booksellers, independent bookstores, libraries, colleges and universities, warehouse clubs, corporations, direct marketing, and websites. The Company’s Professional/Trade customers are professionals, consumers, and students worldwide. Publishing centers include Australia, Canada, Germany, Singapore, the United Kingdom and the United States. Professional/Trade publishing accounted for approximately 25% of total Company revenue in fiscal year 2011 and generated revenue growth at a compound annual rate of 2% over the past five years. The graph below presents P/T revenue by product type for fiscal year 2011:

Key revenue growth strategies of the Professional/Trade business include adding value to its content, developing its leading brands and franchises, and executing strategic acquisitions. The Company’s leading Professional/Trade brands include the For Dummies series, the Frommer’s and Unofficial Guide travel series, the Bible and Visual technology series, the CliffsNotes study guides and Betty Crocker cookbooks.

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

Growing revenue from digital products and services represents a core strategy for Professional/Trade, including increased availability of eBooks, advertising from branded websites and online tools and services.

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

Higher Education:

The Company publishes educational materials in all media, for two and four-year colleges and universities, for-profit career colleges and advanced placement classes worldwide, as well as secondary schools in Australia. Higher Education products focus on print and online solutions in the sciences, engineering, mathematics, business/accounting, geography, computer science, statistics, education, culinary, hospitality, psychology and modern languages.

Higher Education customers include teachers, undergraduate, graduate, and advanced placement students, and lifelong learners worldwide as well as secondary school students in Australia. Product is delivered online and in print, principally through college bookstores, online booksellers, and websites. Higher Education accounted for approximately 18% of total Company revenue in fiscal year 2011 and generated revenue growth at a compound annual rate of 7% over the past five years.

Higher Education’s mission is to help teachers teach and students learn throughout the world. Our strategy is to provide value-added quality materials and services through textbooks, supplemental study aids, course and homework management tools and more, in print and electronic formats. The Higher Education website offers online learning materials with links to thousands of companion sub-sites to support and supplement textbooks.

Higher Education delivers high-quality online learning materials that offer more opportunities for customization and accommodate diverse learning styles. A prime example is WileyPLUS, the Company’s online teaching and learning environment. By offering an electronic version of a text along with additional integrated materials, custom content provided by the instructor, and administrative tools, WileyPLUS supports a full range of course-oriented activities, including online planning, presentations, study, homework, and testing.

Wiley Higher Education encourages and supports the customization of its content. Wiley Custom Learning Solutions is a full service custom publishing department that offers an array of tools and services designed to put content creation in instructors’ hands. Our suite of custom products empowers users to create high-quality, economical education solutions tailored to meet individual classroom needs. Through the market leading online content customization tool, Wiley Custom Select, instructors can create a solution that contains Wiley content from various sources as well as their own content, delivered in print or as an ebook. The graph below presents global Higher Education revenue by product type for fiscal year 2011:

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

Publishing Operations

Journal Products:

The Company now publishes approximately 1,600 Scientific, Technical, Medical and Scholarly and Professional/Trade journals up from 1,500 in the prior year. Journal subscription revenue and other related publishing income, such as advertising, backfile sales, the sale of publishing rights, journal reprints and individual article sales accounted for approximately 48% of the Company’s consolidated fiscal year 2011 revenue. The journal portfolio includes titles owned by the Company, in which case they may or may not be sponsored by a professional society; titles owned jointly with a professional society; and titles owned by professional societies and published by the Company pursuant to long-term contract.

Societies that sponsor or own such journals generally receive a royalty and/or other consideration. The Company may procure editorial services from such societies on a pre-negotiated fee basis. The Company also enters into agreements with outside independent editors of journals that state the duties of the editors, and the fees and expenses for their services. Contributors of articles to the Company’s journal portfolio transfer publication rights to the Company or a professional society, as applicable. Journal articles may be based on funded research through government or charitable grants.  In certain cases the terms of the grant may require the grantholder to make articles (either the published version or an earlier unedited version) available free of charge to the public, typically after an embargo period. Free access under the Company’s Wiley Open Access and OnlineOpen business models enable the grantholder to comply.

The Company sells journal subscriptions directly through sales representatives; indirectly through independent subscription agents; through promotional campaigns; and through memberships in professional societies for those journals that are sponsored by societies. Journal subscriptions are primarily licensed through contracts for online content delivered through the Company’s web-based platform, Wiley Online Library. Contracts are negotiated by the Company directly with customers or their subscription agents. Licenses range from one to three years in duration and typically cover calendar years.

Printed journals are generally mailed to subscribers directly from independent printers. The Company does not own or manage printing facilities. The print journal content is also available online. Subscription revenue is generally collected in advance, and deferred until the related issue is shipped or made available online at which time the revenue is earned.

Book Products:

Book products and book related publishing revenue, such as advertising revenue and the sale of publishing rights, accounted for approximately 52% of the Company’s consolidated fiscal year 2011 revenue.  Materials for book publications are obtained from authors throughout most of the world through the efforts of an editorial staff, outside editorial advisors, and advisory boards. Most materials originate with authors, or as a result of suggestion or solicitations by editors and advisors. The Company enters into agreements with authors that state the terms and conditions under which the materials will be published, the name in which the copyright will be registered, the basis for any royalties, and other matters. Most of the authors are compensated by royalties, which vary with the nature of the product and its anticipated potential profitability. The Company may make advance payments against future royalties to authors of certain publications.  Royalty advances are reviewed for recoverability and a reserve for loss is maintained, if appropriate.

The Company continues to add new titles, revise existing titles, and discontinue the sale of others in the normal course of its business, also creating adaptations of original content for specific markets fulfilling customer demand. The Company’s general practice is to revise its textbooks every two to five years, if warranted, and to revise other titles as appropriate. Subscription-based products are updated more frequently on a regular schedule.

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

Adopted textbooks, related supplementary material, and online products such as WileyPLUS, are sold primarily to bookstores and online booksellers, serving both for-profit and nonprofit educational institutions. The Company employs sales representatives who call on faculty responsible for selecting books to be used in courses, and on the bookstores that serve such institutions and their students. Textbook sales are generally made on a returnable basis with certain restrictions.  The textbook business is seasonal, with the majority of textbook sales occurring during the June through August and November through January periods. There is an active used textbook market, which adversely affects the sale of new textbooks.

Like most other publishers, the Company generally contracts with independent printers and binderies globally for their services. The Company purchases its paper from independent suppliers and printers. The fiscal year 2011 weighted average U.S. paper prices increased approximately 5% from fiscal year 2010. Approximately 57% of the Company’s paper inventory is held in the United States. Management believes that adequate printing and binding facilities, sources of paper and other required materials are available to it, and that it is not dependent upon any single supplier.  Printed book products are distributed from both Company-operated warehouses and independent distributors.

The Company develops content in a digital format that can be used for online and print products, resulting in productivity and efficiency savings, as well as enabling the Company to offer customized publishing and print-on-demand products. Book content is increasingly being made available online through Wiley Online Library, WileyPLUS, Custom Select and other platforms, and in eBook formats through direct relationships with eBook vendors and through licenses with alliance partners. The Company also sponsors online communities of interest, both on its own and in partnership with others, to expand the market for its products.

The Company believes that the demand for new electronic technology products will continue to increase.  Accordingly, to properly service its customers and to remain competitive, the Company has increased its expenditures related to such new technologies and anticipates it will continue to do so for the foreseeable future.

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

Advertising Revenue:

The Company generates advertising revenue from print and online journal subscription products; controlled circulation magazines which are issued for free to a specific target audience; its online publishing platform, Wiley Online Library; and the websites of its consumer brands, including Frommers.com, Dummies.com and Cliffsnotes.com. These revenues accounted for approximately 3% of the Company’s consolidated fiscal year 2011 revenue.

Advertisements are sold by company and independent sales representatives to advertising agencies representing the Company’s target customers. Typical customers include worldwide pharmaceutical companies; equipment manufacturers and distributors servicing the pharmaceutical industry; company’s servicing the travel industry and a variety of businesses targeting the Company’s consumer brand customers.  The Company’s advertising growth strategy focuses on increasing the volume of advertising on its online publishing platform; leveraging the brand recognition of its consumer titles in all media; the development of new advertising products such as online video promotions or event sponsorship arrangements; and advertising in new and emerging technologies such as the mobile devices market (i.e. smart phone and iPad applications).

Global Operations

The Company’s publications are sold throughout most of the world through operations located in Europe, Canada, Australia, Asia, and the United States.  All operations market their indigenous publications, as well as publications produced by other parts of the Company. The Company also markets publications through independent agents as well as independent sales representatives in countries not served by the Company. John Wiley & Sons International Rights, Inc., a wholly owned subsidiary of the Company, sells reprint and translations rights worldwide. The Company publishes or licenses others to publish its products, which are distributed throughout the world in many languages. Approximately 49% of the Company’s consolidated fiscal year 2011 revenue was billed in non-U.S. markets.

The global nature of the Company’s business creates an exposure to foreign currency fluctuations relative to the U.S dollar. Each of the Company’s geographic locations sells products worldwide in multiple currencies. Revenue and deferred revenue, although billed in multiple currencies are accounted for in the local currency of the selling location. Fiscal year 2011 revenue was recognized in the following currencies (on an equivalent U.S. dollar basis): approximately 55% U.S dollar; 28% British pound sterling; 8% Euro and 9% other currencies.

Competition and Economic Drivers within the Publishing Industry

The sectors of the publishing industry in which the Company is engaged are highly competitive.  The principal competitive criteria for the publishing industry are considered to be the following: product quality, customer service, suitability of format and subject matter, author reputation, price, timely availability of both new titles and revisions of existing books, digital availability of published products, and timely delivery of products to customers.

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

Performance Measurements

The Company measures its performance based upon revenue, operating income, earnings per share and cash flow, excluding unusual or one-time events, and considering worldwide and regional economic and market conditions. The Company evaluates market share statistics for publishing programs in each of its businesses.  STMS uses various reports to monitor competitor performance and industry financial metrics.  Specifically for STMS journal titles, the ISI Impact Factor, published periodically by the Institute for Scientific Information, is used as a key metric of a journal title’s influence in scientific publishing.  For Professional/Trade, the Company evaluates market share statistics periodically published by BOOKSCAN, a statistical clearinghouse for book industry point of sale data in the United States. The statistics include survey data from all major retail outlets, online booksellers, mass merchandisers, small chain and independent retail outlets. For Higher Education, the Company subscribes to Management Practices Inc., which publishes customized comparative sales reports.

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

Fiscal Year 2011 Summary Results

Revenue and Gross Profit:

Revenue for fiscal year 2011 increased 3% to $1,742.6 million, or 4% excluding the unfavorable impact of foreign exchange. The increase was driven by growth in all three businesses, led by strong growth in Higher Education (“HE”).

Gross profit margin for fiscal year 2011 of 69.1% was 0.5% higher than prior year. The increase was driven by lower journal production costs due to off-shoring (30bps) and increased sales of higher margin digital products (20bps), including a digital backlist book license with a university consortium in Saudi Arabia.

Operating and Administrative Expenses:

Operating and administrative expenses for fiscal year 2011 of $910.8 million were 4% higher than prior year, or 5% excluding the favorable impact of foreign exchange.  The increase was primarily driven by higher technology costs ($15 million) reflecting ongoing investments in digital products and infrastructure, such as WileyPLUS, eBooks, customer data/relationship management initiatives, and Wiley Online Library; higher employment costs ($8 million) due to merit increases and retirement benefits; higher journal editorial costs ($7 million); higher warehouse rent and facility costs ($6 million) and travel expenses ($3 million) to support business expansion, partially offset by lower journal distribution costs due to off-shoring and outsourcing ($3 million).

In fiscal year 2011, the Company recorded a $9.3 million bad debt provision ($0.10 per share) within the Professional/Trade reporting segment related to the Company’s customer, Borders Group, Inc. (“Borders”). The provision represents the difference between the Company’s outstanding receivable with Borders and our expectation of potential offsets and recoveries in the future, as well as existing reserves for this customer. Borders was projected to account for 5% of fiscal year 2011 P/T sales. The Company does not anticipate any additional charges or bad debt expense with respect to this customer. On February 16, 2011, Borders filed a petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy code.

In fiscal year 2010, the Company recognized impairment and restructuring charges of $15.1 million ($0.17 per share) within the STMS reporting segment.  The prior year charges include an $11.5 million impairment charge for GIT Verlag, a business-to-business German-language controlled circulation magazine business; a $1.6 million restructuring charge for severance-related costs to reduce certain staff levels and the number of magazines published by GIT Verlag; an impairment charge of $0.9 million for three smaller business-to-business controlled circulation advertising magazines; and a $1.1 million restructuring charge for severance costs related to the off-shoring of certain central marketing and content management activities to Singapore and other countries in Asia.

Operating Income:

Operating income for fiscal year 2011 increased 2% to $248.1 million, or 8% on a currency neutral basis. Excluding the impact of the Borders bad debt provision ($9.3 million) and the prior year impairment and restructuring charges ($15.1 million), operating income increased 6% on a currency neutral basis. Higher revenue and higher gross profit margins were partially offset by higher operating and administrative expenses to support business growth.

Interest Expense/Income, Foreign Exchange Losses and Other:

Interest expense for fiscal year 2011 decreased $15.0 million to $17.3 million.  Lower interest rates and lower average debt contributed approximately $10.0 million and $5.0 million to the decrease, respectively.  Losses on foreign currency transactions for fiscal years 2011 and 2010 were $2.2 million and $10.9 million, respectively.  The foreign currency transaction loss in the prior year was principally due to the revaluation of U.S. dollar cash balances held by the Company’s non-U.S. locations into the local currency of those operations.  Interest income and other increased $1.6 million from the prior year, reflecting interest earned on higher average cash balances.

Provision for Income Taxes:

The effective tax rate for fiscal year 2011 was 25.6% compared to 28.3% in the prior year.  During fiscal year 2011, the Company recorded a $4.2 million ($0.07 per share) non-cash deferred tax benefit associated with new tax legislation enacted in the United Kingdom (“U.K.”) that reduced the U.K. statutory income tax rate from 28% to 27%. The new tax rate was effective as of April 1, 2011.  The benefit recognized by the Company reflected the restatement of all applicable U.K. deferred tax balances to the new income tax rate.  In fiscal year 2011, the Company also recognized state net operating loss benefits of approximately $1.9 million ($0.03 per share). The Company’s effective tax rate for fiscal year 2011 excluding the tax benefits described above was 28.3%.

As of April 30, 2011, similar tax legislation was proposed in the U.K. to further reduce the statutory income tax rate from 27% to 25%.  The Company anticipates that the proposed reduction will be enacted in the first quarter of fiscal year 2012. If enacted, the Company will report an approximate $10 million tax credit ($0.16 per share). The estimated non-cash tax benefit reflects the restatement of all applicable deferred tax balances to the new income tax rate.

Earnings Per Share:

Earnings per diluted share for fiscal years 2011 and 2010 were $2.80 and $2.41, respectively.  Excluding the effects of unfavorable foreign exchange transaction and translation losses ($0.07 per share), the current year Borders bad debt provision ($0.10 per share), the prior year impairment and restructuring charges ($0.17 per share) and the current year deferred tax benefit associated with the change in U.K. corporate income tax rates ($0.07 per share), earnings per diluted share increased 12% on higher shares outstanding.  The dilutive effect of higher shares outstanding in fiscal year 2011 was approximately $0.08 per share as compared to the prior year.

Fiscal Year 2011 Segment Results

Scientific, Technical, Medical and Scholarly (STMS):
				% change
Dollars in thousands	2011	2010	% change	w/o FX (a)

Journal Subscriptions	$621,551	$621,257	0%	4%
Books	173,231	160,658	8%	9%
Other Publishing Income	204,120	204,768	0%	1%
Total Revenue	$998,902	$986,683	1%	4%

Gross Profit	729,931	716,470	2%	5%
Gross Profit Margin	73.1%	72.6%

Direct Expenses & Amortization	305,134	311,229	-2%	5%

Direct Contribution to Profit	$424,797	$405,241	5%	5%
Direct Contribution Margin	42.5%	41.1%

(a)	Adjusted to exclude fiscal year 2010 impairment and restructuring charges of $15.1 million from direct expenses and direct contribution.

Revenue:

STMS revenue for fiscal year 2011 increased 1% to $998.9 million, or 4% excluding the unfavorable impact of foreign exchange. On a currency neutral basis, the growth was driven by higher journal subscription and book revenue, while other publishing income increased slightly from prior year.

Journal Subscriptions
Journal subscription revenue for fiscal year 2011 of $621.6 million was flat with the prior year, but increased 4% excluding the unfavorable impact of foreign exchange. On a currency neutral basis, the growth was driven by an increase in journal subscriptions ($18 million), new journal society business ($3 million) and the timing of journal publications ($3 million). As of April 30, 2011, receipts for calendar year 2011 journal subscriptions grew approximately 3% over calendar year 2010 with approximately 95% of expected calendar year 2011 subscription receipts received.

Books
Books revenue for fiscal year 2011 increased 8% to $173.2 million, or 9% excluding the unfavorable impact of foreign exchange. On a currency neutral basis, the growth reflects higher digital ($12 million) and print ($2 million) book sales. The increase in digital book revenue includes a $5 million one-time online book license with a consortium in Saudi Arabia.

Other Publishing Income
Other publishing income for fiscal year 2011 of $204.1 million was flat with the prior year, but grew 1% excluding the unfavorable impact of foreign exchange as an increase in backfile revenue ($4 million) was partially offset by a decline in journal reprint revenue ($3 million).

Gross Profit:

Gross profit margin for fiscal year 2011 of 73.1% was 0.5% higher than the prior year.  The improvement was mainly driven by lower journal production costs due to off-shoring and outsourcing.

Direct Expenses and Amortization:

Direct expenses and amortization for fiscal year 2011 decreased 2% to $305.1 million. On a currency neutral basis and excluding the $15.1 million asset impairment and restructuring charges recorded in fiscal year 2010, direct expenses and amortization increased 5%.  The increase primarily reflects higher journal editorial costs to support business growth ($9 million) and higher employment costs ($2 million).

Direct Contribution to Profit:

Direct contribution to profit increased 5% to $424.8 million in fiscal year 2011, or 9% excluding the unfavorable impact of foreign exchange. Excluding foreign exchange and the prior year asset impairment and restructuring charges, direct contribution to profit increased 5%. Increased revenue and higher gross profit margins were partially offset by an increase in direct expenses as described above. Direct contribution margin improved 140 basis points to 42.5% in fiscal year 2011, or 40 basis points on a currency neutral basis and excluding the prior year asset impairment and restructuring charges principally due to improved gross profit margins.

Full Year Digital Revenue
•	Digital revenue was 59% of total STMS revenue
•	Digital journal revenue was 81% of total journal revenue, up from 79% a year earlier
•	Digital book revenue up 74% and now accounts for 16% of total book sales

Wiley Online Library

Wiley Online Library, one of the world’s broadest and deepest multidisciplinary collection of online resources covering life, health and physical sciences, social science and the humanities, was launched in August 2010.  Built on the new technology and designed with extensive input from scholars around the world, Wiley Online Library provides access to over 4 million articles from 1,500 journals, 10,000 books, and hundreds of reference works, laboratory protocols and databases.  Key attributes:

•	New revenue opportunities, including new applications and business models, online advertising, deeper penetration into markets, enhanced discoverability, and individual sales/pay-per-view
•	An easy-to-use interface providing intuitive navigation and fast access to online content
•	Research tools to enable the discovery of available resources and help pinpoint information
•	Personalization options to keep up-to-date on the latest research with content alerts and RSS feeds and the ability to store key publications and articles for future reference
•	Customizable product home pages that allow journal and society communities to highlight key features and share news and information
•	Access icons that identify the content available to customers through institutional licenses, society membership and author-funded Online Open publication, as well as freely available content

Society Partnerships
•	37 new society journals were signed with combined annual revenue of approximately $9 million
•	100 renewals/extensions with approximately $56 million in combined annual revenue
•	4 journals were not renewed in fiscal year 2011, totalling approximately $1 million in annual revenue.

Alliances
•	An agreement to co-publish a new book series on neuroendocrinology was signed with the International Neuroendocrine Federation
•	An agreement signed with GeneBio for us to distribute their SmileMS mass spectrometry software which is used to identify small molecules.
•	A publishing agreement was signed for a joint venture with the Society of Chemical Industry (SCI) to launch a new electronic journal entitled Greenhouse Gases: Science and Technology.
•	A partnership with the Association of American Geographers to publish a definitive reference work for the discipline to be published online and in 15 print volumes.
•
Wiley purchased the remaining 50% of the Journal for the Theory of Social Behaviour, which publishes original theoretical and methodological articles that examine the links between social structures and human agency embedded in behavioral practices.  The journal is accessible to readers worldwide in the fields of psychology, sociology and philosophy.

New Society Journals
•	Eleven journals on behalf of the British Psychological Society (BPS). The BPS is the second largest psychological society in the world with approximately 50,000 members.
•	Acta Obstetricia et Gynecologica, on behalf of the Nordisk Förening för Obstetrik och Gynekologi (NFOG), the Nordic Federation of Societies of Obstetrics and Gynaecology
•	Journal of the European Economic Association, on behalf of the European Economic Association (EEA). The EEA is the third highest profile economic society in the world.
•	Three journals (Journal of Wildlife Management, Wildlife Monographs and the forthcoming re-launch of the Wildlife Society Bulletin) on behalf of The Wildlife Society
•	Journal of Midwifery and Women's Health with the American College of Nurse Midwives
•
International Journal of Language and Communication Disorders on behalf of the Royal College of Speech and Language Therapists, providing Wiley with a strong foundation in the field, opening opportunities to add content and relationships

•	International Forum of Allergy & Rhinology for the American Rhinologic Society and the American Academy of Otolaryngic Allergy
•	Biotechnology and Applied Biochemistry on behalf of the International Union of Biochemistry and Molecular Biology
•	European Management Review with the European Academy of Management
•	Structural Concrete with the International Federation for Structural Concrete
•	The ten journals of the American Counseling Association. The ACA is the world’s leading association for professionals in Counseling.
•	International Dental Journal, for the FDI World Dental Federation.
•	Journal of Business Logistics, for the Council of Supply Chain Management Professionals (CSCMP).
•	International Journal of Paediatric Obesity, for the International Association for the Study of Obesity.
•	Journal of Creative Behavior, for the Creative Education Foundation (CEF. Founded in 1954, the CEF is recognized as the world leader in Applied Imagination
•	Asia Pacific Journal of Human Resources, for the Australian Human Resources Institute (AHRI). APJHR is the leading journal for HR professionals in Australia.

Journal Quality and Impact Factors

Wiley announced that two thirds of its journals (68.8% and 1,013 titles) have an Impact Factor according to the revised Thomson ISI® 2009 Journal Citation Reports (JCR) released in September 2010. Impact Factor is a leading evaluator of journal influence and impact, as it reflects the frequency that peer-reviewed journals are cited by researchers. Nearly a quarter of Wiley’s ranked journals are in the top ten of their subject category (238 titles) while two thirds are in the top half of their category. Wiley has 37 number 1 rankings. These titles represent the highest proportion of listed journals receiving the top rank of all the major journals publishers (those publishing 100 or more titles listed in the JCR).

Professional/Trade (P/T):
				% change
Dollars in thousands	2011	2010	% change	w/o FX (a)

Books	$387,228	$379,934	2%	2%
Other Publishing Income	49,860	50,054	0%	0%
Total Revenue	$437,088	$429,988	2%	1%

Gross Profit	269,112	263,552	2%	2%
Gross Profit Margin	61.6%	61.3%

Direct Expenses & Amortization	173,616	163,356	6%	1%

Direct Contribution to Profit	$95,496	$100,196	-5%	5%
Direct Contribution Margin	21.8%	23.3%

(a)	Adjusted to exclude fiscal year 2011 bad debt provision of $9.3 million related to Borders from direct expenses and direct contribution.

Revenue:

P/T revenue for fiscal year 2011 increased 2% to $437.0 million, or 1% excluding the favorable impact of foreign exchange. Book revenue increased 2% to $387.2 million, while other publishing income of $49.9 million was flat with the prior year. The book revenue growth was driven by higher business/finance ($13 million) and professional education ($4 million) sales, partially offset by a decline in consumer sales ($9 million) mainly due to the Borders disruption.  Other publishing income, which includes the sale of publishing rights, advertising income, subscription journals and online services, was flat to prior year.

Total P/T Revenue by Category (on a currency neutral basis)
•	Business grew 10%, reflecting growth in digital sales
•	Consumer fell 6% due in large part to the Borders disruption
•	Technology, which maintained its #1 market position, was flat with the prior year
•	Professional Education grew 16% to $8 million, fueled by Doug Lemov’s best seller Teach like a Champion
•	Architecture, yet to rebound from the recession, was down 3%
•	Psychology was up 2%

Gross Profit:

Gross profit margin for fiscal year 2011 of 61.6% was 0.3% higher than the prior year. The improvement was driven by lower inventory obsolescence provisions reflecting improved inventory management and higher eBook sales.

Direct Expenses and Amortization:

Direct expenses and amortization for fiscal year 2011 increased 6% to $173.6 million, or 1% excluding the $9.3 million Borders bad debt provision in the current year and foreign exchange.

Direct Contribution to Profit:

Direct contribution to profit for fiscal year 2011 decreased 5% to $95.5 million, or 7% excluding unfavorable foreign exchange. Excluding the $9.3 million Borders bad debt provision in the current year and foreign exchange, direct contribution to profit increased 5%. The improvement reflects the top-line results and higher gross profit margins. Direct contribution margin declined 150 basis points to 21.8% due to the Borders bad debt provision, partially offset by higher gross profit margins from increased digital revenue.

Digital Revenue
•	Digital revenue for fiscal year 2011 was 10% of total P/T revenue, up from 7% in the prior year. Digital revenue includes ebooks, online advertising, and content licensing.
•	eBook sales reached $23 million for fiscal year 2011, or 5% of total P/T revenue.

Alliances
•
A partnership with RSMeans, a division of Reed Construction Group, to become their exclusive publisher and distributor of professional reference titles. In addition to managing their current reference collection, Wiley and RSMeans will launch a branded series of new reference titles over the next several years, primarily targeting the commercial and residential construction markets, in both print and digital formats.

•
A partnership with the Tax institute at H& R Block to create exam prep product for the new Tax Preparer certification from the IRS. The program will have books/eBooks and online test bank – eventually adding a continuing professional education component.

•
A partnership with the AARP to become its exclusive book publisher. The agreement will include cobranded publishing across a variety of categories, including health, personal finance, cooking, travel, and technology.  The AARP has nearly 40 million members and a target audience of adults aged 50+.

•
A partnership with Element K, a learning solutions and online training company in the field of IT, to produce For Dummies “E-Learning” courses. The first product is expected to launch during fiscal year 2012.

Notable New Books

Business
•	Little Book of Alternative Investments by Ben Stein
•	What Makes Business Rock, by former MTV Networks CEO Bill Roedy
•	Endgame by John Mauldin
•	Debunkery by Ken Fisher
•	The Truth About Leadership by Jim Kouzes and Barry Posner
•	Business Model Generation: A Handbook for Visionaries, Game-Changers and Challengers by Alexander Osterwalder

Professional Education
•	Falling Upward: A Spirituality for the Two Halves of Life by Richard Rohr

Consumer
•	Betty Crocker Big Book of Cupcakes
•	Unofficial Guide to Walt Disney World Ebook
•	Frommers Day by Day guides for Greece, Germany, California and Alaska
•	Facebook For Dummies, 3e, Book + DVD Bundle by Leah Pearlman and Carolyn Abram
•	Better Homes & Gardens New Cook Book 15th Edition (Consumer - Cooking)
•	Avec Eric by Eric Ripert
•	ASVAB For Dummies, 3e and ASVAB For Dummies, Premier Edition by Rod Powers

Technology
•	iPad For Dummies, 2nd Edition by Ed Baig and Bob Levitus
•	CCNA: Cisco Certified Network Associate Study Guide by Todd Lammle
•	Microsoft Data Warehouse Toolkit, 2E by Joy Mundy, Warren Thornthwaite, with Ralph Kimball
•	Digital SLR Photography All-in-One by David D. Busch
•	iPad All-in-One For Dummies by Nancy Muir

Psychology
•	Disorders of Personality by Theodore Millon
•	Handbook of Social Psychology eMRW

Architecture
•	A Global History of Architecture, 2 e by Frank Ching

Higher Education (HE):
				% change
Dollars in thousands	2011	2010	% change	w/o FX

Print Books	$211,611	$205,326	3%	1%
Non-Traditional & Digital Content	83,789	66,574	26%	26%
Other Publishing Income	11,161	10,491	6%	3%
Total Revenue	$306,561	$282,391	9%	7%

Gross Profit	204,465	185,039	11%	9%
Gross Profit Margin	66.7%	65.5%

Direct Expenses & Amortization	103,421	98,827	5%	3%

Direct Contribution to Profit	$101,044	$86,212	17%	15%
Direct Contribution Margin	33.0%	30.5%

Revenue

HE revenue for fiscal year 2011 increased 9% to $306.6 million, or 7% excluding the favorable impact of foreign exchange. The improvement was driven by strong growth in Non-Traditional and Digital Content and Print Book revenue.

Print Books
Print book revenue for fiscal year 2011 increased 3% to $211.6 million, or 1% excluding the favorable impact of foreign exchange. The improvement was driven by increased student enrollment, a strong front list in the engineering/computer science and science categories and increased sales of Windows 7 server titles.

Non-Traditional & Digital Content
Non-traditional & digital content revenue, which includes WileyPLUS, eBooks, digital content sold directly to institutions, binder editions and custom publishing, increased 26% to $83.8 million.  The growth was driven by digital book sales ($6 million), custom publishing ($4 million), WileyPLUS ($3 million) and increased sales of other non-traditional content ($3 million). WileyPLUS revenue increased 11% to approximately $33 million. Revenue from non-traditional and digital content represents approximately 27% of total HE revenue, as compared to 24% in the prior year.

Other Publishing Income
Other publishing income for fiscal year 2011 increased 6% to $11.2 million, or 3% excluding the favorable impact of foreign exchange mainly due to higher revenue from the sale of translation rights.

Total HE Revenue by Region (on a currency neutral basis)
•	Americas grew 8% to $216.2 million
•	EMEA grew 7% to $24.6 million
•	Asia-Pacific grew 1% to $65.8 million

Total HE Revenue by Subject (on a currency neutral basis)
•
Engineering and Computer Science: revenue increased 21%.  Textbooks driving growth include Callister: Materials Science 8e, Rainer: Introduction to Information Systems 3e, Moran: Thermodynamics 7e, Montgomery: Applied Statistics 5e, and Horstmann: Big Java 4e and Java for Everyone 1e.

•	Science: revenue grew 14%. Textbooks driving growth included Halliday: Physics 9e, Solomons: Organic Chemistry 10e, Grosvenor: Visualizing Nutrition 1e and Hein: Chemistry 13e.
•	Business and Accounting: revenue was flat with the prior year
•	Social Science and Culinary: revenue increased 1% from prior year
•	Mathematics: increased 5% over prior year
•	Microsoft Official Academic Course: revenue grew 6%, reflecting growth in the Windows Server books.

Gross Profit

Gross profit margin for fiscal year 2011 of 66.7% was 120 basis points higher than prior year. The improvement was driven by increased sales of digital products (90 bps) and lower inventory obsolescence provisions (30 bps).

Direct Expenses and Amortization

Direct expenses and amortization for fiscal year 2011 increased 5% to $103.4 million, or 3% excluding the unfavorable impact of foreign exchange.  The increase was mainly driven by higher employment costs ($4 million).

Direct Contribution to Profit

Direct contribution to profit for fiscal year 2011 increased 17% to $101.0 million, or 15% excluding the favorable impact of foreign exchange. The growth was driven by the top-line results and higher gross profit margins, partially offset by an increase in direct expenses as described above. Direct contribution margin improved 250 basis points to 33.0%, principally due to improved gross profit margins on higher digital revenue.

Digital Products
•	Digital revenue now 16% of Higher Education business, up from 13% in prior year.
•
Fiscal year 2011 revenue of WileyPLUS grew 12% to $33 million, accounting for 11% of total Higher Education revenue. WileyPLUS is an online teaching and learning environment that integrates the entire digital textbook with the most effective instructor and student resources to fit every learning style.

•	WileyPLUS digital-only revenue (not packaged with a print textbook) grew 18% to $13 million for the 2011 fiscal year, and now represents approximately 40% of total WileyPLUS revenue.
•	In the U.S., student validation rates for WileyPLUS increased to 78% from approximately 73% in the prior year.
•	eBook revenue grew to $13 million in fiscal year 2011.

Shared Services and Administrative Costs

Shared services and administrative costs for fiscal year 2011 increased 7% to $373.2 million, including and excluding the impact of foreign exchange. The increase was driven primarily by higher Technology costs ($23 million) reflecting ongoing investments in digital products and infrastructure, such as WileyPLUS, eBooks, customer data/relationship management initiatives, and Wiley Online Library; Distribution costs due to higher warehouse facility ($4 million) and employment costs ($2 million), partially offset by lower costs due to off-shoring ($3 million); In addition, Finance and Other Administrative costs reflect lower employment costs mainly due to lower accrued incentive compensation ($5 million) partially offset by increased legal and professional fees ($2 million).

Liquidity and Capital Resources – Fiscal year 2011

The Company’s cash and cash equivalents balance was $201.9 million at the end of fiscal year 2011, compared with $153.5 million a year earlier. Cash provided by operating activities in fiscal year 2011 increased $60.6 million to $375.6 million due primarily to higher net income ($28 million), lower pension contributions ($23 million), and lower changes in operating assets and liabilities ($16 million), partially offset by other ($6 million). Pension contributions in fiscal year 2011 were $24.8 million compared to $48.1 in the prior year, of which none were discretionary in fiscal year 2011, while $31.0 million were discretionary with respect to timing in the prior year.

Cash provided by operating assets and liabilities was principally due to the timing of vendor payments ($28 million), higher earned royalty advances ($12 million) higher Deferred Revenue ($10 million), partially offset by higher incentive compensation payments ($17 million). The increase in Deferred Revenue reflects journal subscription growth and the timing of subscription cash collections.

Cash used for investing activities for fiscal year 2011 was approximately $113.0 million compared to $106.1 million in fiscal year 2010. The Company invested $7.1 million in the acquisition of publishing businesses, assets and rights compared to $6.4 million in the prior year. Cash used for property, equipment and technology and product development increased $6.2 million in fiscal year 2011 versus the prior year mainly reflecting increased spending on leasehold improvements and fixtures related to newly leased facilities.

Cash used in financing activities was $230.0 million in fiscal year 2011, as compared to $156.4 million in fiscal year 2010. In fiscal 2011, cash was used primarily to repay debt, pay dividends to shareholder and to repurchase treasury shares. In the current year the Company repurchased 577,405 shares at an average price of $48.42. In fiscal 2010, the Company did not repurchase any treasury shares in the prior period.  The Company increased its quarterly dividend to shareholders by 14.3% to $0.16 per share in fiscal year 2011 from $0.14 per share in the prior year. Proceeds from stock option exercises decreased $4.9 million to $27.8 million in fiscal 2011.

The aggregate notional amount of interest rate swap agreements associated with the Term Loan and Revolving Credit Facility were $125.0 million as of April 30, 2011.  It is management's intention that the notional amount of the interest rate swap be less than the Term Loan and Revolving Credit Facility outstanding during the life of the derivative.

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

Cash and Cash Equivalents held outside the U.S. were approximately $192.1 million as of April 30, 2011. The balances were comprised primarily of Euros, Pound Sterling, and Australian dollars. Maintenance of these non-U.S. dollar cash balances does not have a material impact on the liquidity or capital resources of the U.S. operations.

As of April 30, 2011, the Company had approximately $454.0 million of debt outstanding and approximately $697.4 million of unused borrowing capacity under the Revolving Credit Facility which is described in Note 12. The Term Loan matures on February 2, 2013 and the Revolver will terminate on February 2, 2012. We believe that our operating cash flow, together with our revolving credit facilities and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us or at all.

The Company has adequate cash and cash equivalents available, as well as short-term lines of credit to finance its short-term seasonal working capital requirements. The Company does not have any off-balance-sheet debt.

Working capital at April 30, 2011 was negative $228.9 million. Working capital is negative as a result of unearned deferred revenue related to subscriptions for which cash has been collected in advance. Deferred revenue will be recognized into income as products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of April 30, 2011 include $321.4 million of such deferred subscription revenue for which cash was collected in advance.

Projected capital spending for technology, property and equipment and composition for fiscal year 2012 is forecast to be approximately $75.0 million and $55.0 million, respectively, primarily to enhance system functionality and drive future business growth. Projected spending for author advances, which is classified as an operating activity, for fiscal year 2012 is forecast to be approximately $102.0 million.

Contractual Obligations and Commercial Commitments

A summary of contractual obligations and commercial commitments, excluding unrecognized tax benefits further described in Note 11, as of April 30, 2011 is as follows (in thousands):

		Payments Due by Period
		Within	2-3	4-5	After 5
	Total	Year 1	Years	Years	Years

Total Debt	$454.2	$123.7	$330.5	$ -	$ -

Interest on Debt1	6.8	4.2	2.6	-	-

Non-Cancelable Leases	277.1	39.4	72.7	68.7	96.3

Minimum Royalty Obligations	232.3	50.0	79.2	59.2	43.9

Total	$970.4	$217.3	$485.0	$127.9	$140.2

1 Interest on Debt includes the fixed interest obligation giving effect to the Company’s interest rate hedge swap agreement and the estimated future interest payments on the Company’s unhedged variable rate debt, which assume that the interest rates as of April 30, 2011 remain constant until the maturity of the debt.  See Notes 12 and 13 to the Consolidated Financial Statements for further discussion on the Company’s outstanding debt and interest rate swap agreements, respectively.

Fiscal Year 2010 Summary Results

Revenue and Gross Profit:

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

Operating and Administrative Expense:

Operating and administrative expenses for fiscal year 2010 of $872.2 million were 4% higher than the prior year.  The increase was mainly due to higher accrued performance-based incentive compensation costs ($25 million); higher planned HE editorial and production costs to support business growth ($8 million); increased technology spending ($11 million); and a $2.0 million bankruptcy recovery in the prior year activity. The increases in cost were partially offset by cost savings initiatives ($8 million), lower distribution costs ($3 million) and less Blackwell integration activity ($1 million).

The Company performed a strategic review of certain non-core businesses within the STMS reporting segment. The review led the Company to consider alternatives for GIT Verlag, a business-to-business German-language controlled circulation magazine business, which was acquired by the Company in 2002.  Based on the outlook for the print advertising business in German language publishing, the Company performed an impairment test on the intangible assets related to GIT Verlag. This test resulted in an $11.5 million pre-tax impairment charge in fiscal year 2010. The Company also identified a similar decline in the financial outlook for three smaller business-to-business controlled circulation advertising magazines. An impairment test on the intangible assets associated with those magazines resulted in an additional $0.9 million pre-tax impairment charge in fiscal year 2010. After considering a variety of strategic alternatives for GIT Verlag, the Company implemented a restructuring plan in fiscal year 2010 to reduce certain staffing levels and the number of journals published by GIT Verlag. As a result, the Company recorded a pre-tax restructuring charge of approximately $1.6 million within the STMS reporting segment during fiscal year 2010 for GIT Verlag severance-related costs.

The Company also recorded severance costs of $1.1 million related to the offshoring and outsourcing of certain central marketing and content management activities to Singapore and other countries in Asia. These charges are expected to be fully recovered within 18 months from implementation as a result of lower operating expenses. The impairment and restructuring charges described above, totaling $15.1 million, or $0.17 per share, are reflected in the Impairment and Restructuring Charges line item in the Consolidated Statements of Income.

Operating Income:

Operating income for fiscal year 2010 increased 11% to $242.6 million, or 7% excluding the favorable impact of foreign exchange and the impairment and restructuring charges. The 7% increase was mainly driven by the top-line results and gross profit margin improvement, partially offset by higher operating and administrative expenses, as described above.

Interest Expense/Income, Foreign Exchange Losses and Other:

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

Provision for Income Taxes:

The effective tax rate for fiscal year 2010 was 28.3% compared to 22.0% in the prior year. The effective tax rate for fiscal year 2009 includes the reversal of a previously accrued income tax reserve of approximately $3.2 million ($0.05 per share) due to an income tax settlement with tax authorities in non-U.S. jurisdictions. The Company’s effective tax rate for fiscal year 2009 excluding the reversal was approximately 24.0%. The increase in the effective tax rate excluding the reversal was principally due to lower foreign tax benefits (3.6%) and a non-taxable insurance receipt in the prior year (0.7%).

Earnings Per Share:

Earnings per diluted share for fiscal years 2010 and 2009 was $2.41 and $2.15, respectively. On a currency neutral basis and excluding the impairment and restructuring charges of approximately $0.17 per share from the current year, earnings per diluted share increased 6%. Higher operating income and lower interest expense was partially offset by a prior year insurance receipt ($0.08 per share), a prior year tax reserve reversal ($0.05 per share) and lower foreign tax benefits.

Fiscal Year 2010 Segment Results

Scientific, Technical, Medical and Scholarly (STMS):
				% change
Dollars in thousands	2010	2009	% change	w/o FX (a)

Journal Subscriptions	$621,257	$604,591	3%	0%
Books	160,658	165,624	-3%	-3%
Other Publishing Income	204,768	198,969	3%	3%
Total Revenue	$986,683	$969,184	2%	0%

Gross Profit	716,473	695,670	3%	1%
Gross Profit Margin	72.6%	71.8%

Direct Expenses & Amortization	311,232	296,514	5%	2%

Direct Contribution to Profit	$405,241	$399,156	2%	0%
Direct Contribution Margin	41.1%	41.2%

(a)	Adjusted to exclude fiscal year 2010 impairment and restructuring charges of $15.1 million from direct expenses and amortization and direct contribution.

Revenue:

STMS revenue for fiscal year 2010 increased 2% to $986.7 million, but was flat excluding the favorable impact of foreign exchange.  On a currency neutral basis, journal subscription revenue was flat compared to the prior year, while growth in other publishing income was offset by a decline in book revenue.

Journal Subscriptions
Journal subscription revenue for fiscal year 2010 increased 3% to $621.3 million, but was flat excluding the favorable impact of foreign exchange.  On a currency neutral basis, a reduction in journal subscription revenue due to production scheduling ($7 million) and lower individual member subscriptions ($2 million) was partially offset by growth in the business ($6 million).

Books
Books revenue for fiscal year 2010 declined 3% to $160.7 million. The decrease is principally due to the transfer of certain books to HE in the current fiscal year which generated revenue of approximately $3.6 million in fiscal year 2009.  On a currency neutral basis and excluding the effect of the transfer, book revenue declined 1% from the prior year.

Other Publishing Income
Other publishing income for fiscal year 2010 increased 3% to $204.8 million.  Increased revenue from rights ($6 million), individual articles ($3 million) and the Cochrane Library ($2 million), were partially offset by lower revenue from business-to-business advertising ($6 million). The improvement in rights income principally relates to a legal settlement of approximately $2.0 million.

Gross Profit:

Gross profit margin for fiscal year 2010 of 72.6% was 0.8% higher than the prior year, or 0.5% excluding the favorable impact of foreign exchange.

Direct Expenses and Amortization:

Direct expenses and amortization for fiscal year 2010 increased 5% to $311.2 million, or 2% excluding the $15.1 million asset impairment and restructuring charges recorded in fiscal year 2010 and the favorable impact of foreign exchange. The increase excluding the impact of the impairment and restructuring charges and foreign exchange reflects increased costs associated with new business ($9 million) and a $2.0 million bad debt recovery in fiscal year 2009, partially offset by the completion of Blackwell-related integration activities and other cost savings initiatives ($6 million).

Direct Contribution to Profit:

Direct contribution to profit for fiscal year 2010 increased 2% to $405.2 million, but was flat excluding the asset impairment and restructuring charges recorded in fiscal year 2010 and the favorable impact of foreign exchange. On a currency neutral basis and excluding the asset impairment and restructuring charges, higher gross profit margins were offset by the increase in direct expenses referred to above.  Direct contribution margin declined 10 basis points to 41.1% and was flat with the prior year excluding the favorable impact of foreign exchange and the asset impairment and restructuring charges.

Calendar Year 2010 Journals Update

Due to the fact that the majority of the Company’s journal subscriptions are licensed on a calendar year basis, the Company also monitors and analyzes its journal subscription revenue on that basis. As of April 30, 2010, calendar year 2010 journal subscription billings increased 3% to 4% over prior year on a currency neutral basis, with approximately 95% of expected business closed. There was solid growth in Europe, Middle East, and Africa (“EMEA”), Asia-Pacific and Latin America and modest growth in the U.S. and Canada. Licensed journal business accounted for 71% of the subscription business as of April 30, 2010, as compared to 60% at April 30, 2009. New licenses included journal subscriptions, backfiles, online books and ArticleSelect sales.

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

•
Wiley’s Chinese language website launched in April 2010. Designed to enhance customers’ experience with tailored sections for librarians, authors, societies and industry partners, wileychina.com will feature general information about Wiley’s presence in China, as well as specific details about core content of particular interest to the Chinese community. In addition, this site will include hyper-links and cross references to wiley.com, Wiley InterScience (and ultimately Wiley Online Library) and the Press Room, where all local news and events will be highlighted.

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

•
In April 2010, Wiley announced that it will extend licensed electronic content to emergency workers, students, faculty and academic institutions affected by a local, national or global natural disaster. Under the Natural Disaster Access Clause, Wiley will allow a licensee to provide affected groups with electronic access to its licensed products via the licensee’s secure network. Such an arrangement was put in place after Hurricane Katrina.

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
•
Wiley acquired the publishing rights to Topley & Wilson’s Microbiology and Microbial Infections from Hodder Education. Now in its 10th edition (having been first published in 1929), the 8-volume reference work is prominent in the fields of microbiology and infectious disease.  Wiley offered it to customers for the first time online in fiscal year 2010.

Professional/Trade (P/T):
				% change
Dollars in thousands	2010	2009	% change	w/o FX

Books	$379,934	$350,266	8%	8%
Other Publishing Income	50,054	52,847	-5%	-5%
Total Revenue	$429,988	$403,113	7%	6%

Gross Profit	263,553	246,797	7%	6%
Gross Profit Margin	61.3%	61.2%

Direct Expenses & Amortization	163,357	157,119	4%	4%

Direct Contribution to Profit	$100,196	$89,678	12%	11%
Direct Contribution Margin	23.3%	22.2%

Revenue:

P/T revenue for fiscal year 2010 increased 7% to $430.0 million, or 6% excluding the favorable impact of foreign exchange, as strong growth in book revenue was partially offset by a decline in other publishing income. Book revenue for fiscal year 2010 increased 8% to $379.9 million. The growth was driven by higher consumer ($19 million), business ($8 million) and technology ($3 million) sales, which include new titles acquired through the Meredith and GMAC agreements. The new agreements contributed approximately $14.4 million to current period results.  North America exhibited the most growth, followed by EMEA. Other publishing income for fiscal year 2010 declined $2.8 million, or 5%, to $50.1 million.

Total P/T Revenue by Category
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

Gross Profit:

Gross profit margin for fiscal year 2010 of 61.3% was essentially flat with the prior year.

Direct Expenses and Amortization:

Direct expenses and amortization for fiscal year 2010 increased 4% to $163.4 million. The increase reflects higher performance-based incentive compensation ($9 million), partially offset by advertising and marketing cost savings ($3 million).

Direct Contribution to Profit:

Direct contribution to profit for fiscal year 2010 increased 12% to $100.2 million, or 11% excluding the favorable impact of foreign exchange. The improvement reflects the top-line results, partially offset by higher direct expenses as described above. Direct contribution margin improved 110 basis points to 23.3%, or 90 basis points excluding the favorable impact of foreign exchange.

Online Initiatives/eBooks
•	Fiscal year 2010 ebook revenue increased 93% to approximately $7 million.
•	Approximately 11,000 eBooks were available on Kindle as of April 30, 2010.
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

•	Through an alliance with LibreDigital, Wiley now has the capability to sell ebooks in bulk, enabling volume sales in e-only or print plus electronic combinations based on a variety of access models.

Digital Advertising/Websites
•	Cliffsnotes.com advertising revenue in fiscal year 2010 grew by 28% over prior year.
•	Dummies.com reported an all-time record monthly traffic count of 4 million users in March 2010.

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

•	Publishing agreement signed with Facebook.com to produce “Official” branded Facebook instruction guides, The Definitive Facebook Guides. The series launched in fiscal year 2011.
•	Wiley-Pfeiffer (HR development and management) signed an agreement with Korean Management Association to deliver products in Korea.
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

•	Chatelaine, Canada’s #1 women’s magazine, will publish a major cookbook and personal finance guide in partnership with Wiley.

Notable New Books

Business
•	Patrick Lencioni, Getting Naked: A Business Fable about Shedding the Three Fears that Sabotage Client Loyalty
•	Chris Brogan, Trust Agents
•	Erik Qualman, Social Economics
•	Jon Gordon, Training Camp
•	Bill George, Seven lessons for Leading In A Crisis
•	Brian Halligan, Inbound Marketing

Finance
•	Harry Markopolis, No One Would Listen
•	Peter Schiff, LoyaltyCrash Proof 2.0
•	John Bogle, Common Sense of Mutual Funds, 10th Anniversary Edition
•	Ben Stein, Little Book of Bulletproof Investing
•	Christine Richard, Confidence Game
•	David Faber, And Then The Roof Crashed In

Psychology
•	Irving Weiner, Handbook of Social Psychology, Fifth Edition
•	The Corsini Encyclopedia of Psychology, Fourth Edition
•	Bret A. Moore, The Veterans and Active Duty Military Psychotherapy Treatment Planner
•	Sue, Counseling the Culturally Diverse, Theory and Practice, Fifth Edition
•	Dattilo, Therascribe Family Treatment Planner, Second Edition

Consumer
•	Doug Lemov, Teach Like A Champion
•	Bob Sehlinger, The Unofficial Guide to Walt Disney World: The Color Companion
•	John Brady, Hero of the Pacific
•	Fred Kaplan, 1959, The Year Everything Changed
•	Brian Leaf, Defining Twilight
•	Ellie Kreiger, So Easy
•	Sandra Lee, Weeknight Wonders
•	Rose Levy Beranbaum, Rose’s Heavenly Cakes

Architecture
•	Architectural Graphic Standards for Residential Construction
•	Stein and Reynolds, Mechanical and Electrical Equipment for Buildings , Tenth Edition
•	Edward Allen, Forms and Forces
•	Frank Ching, Building Codes Illustrated, Third Edition

Technology
•	Andy Rathbone, Windows 7 For Dummies
•	Paul Thurott, Windows 7 Secrets For Dummies
•	Dan Gookin, Laptops For Dummies
•	Peter Weverka, Office 2010 All-In-One For Dummies
•	Scott Lowe, Mastering VMware VSphere4
•	Daniel Hedengren, Smashing WordPress: Beyond The Blog

Higher Education (HE):
				% change
Dollars in thousands	2010	2009	% change	w/o FX

Print Books	$205,326	$180,780	14%	10%
Nontraditional & Digital Content	66,574	48,297	38%	38%
Other Publishing Income	10,491	10,016	5%	2%
Total Revenue	$282,391	$239,093	18%	15%

Gross Profit	185,037	152,551	21%	19%
Gross Profit Margin	65.5%	63.8%

Direct Expenses & Amortization	98,825	85,932	15%	14%

Direct Contribution to Profit	$86,212	$66,619	29%	25%
Direct Contribution Margin	30.5%	27.9%

Revenue:

HE revenue for fiscal year 2010 increased 18% to $282.4 million, or 15% excluding the favorable impact of foreign exchange.  Double-digit growth in books and non-traditional and digital content drove the results. Books revenue for fiscal year 2010 increased 14% to $205.3 million, or 10% excluding the favorable impact of foreign exchange. Double-digit growth was experienced in all regions and in nearly every subject category. The revenue growth includes approximately $3.4 million from books previously reported in STMS and $1.2 million from books previously reported in P/T. Excluding the effect of these transfers and favorable foreign exchange, HE book revenue increased 8%. Non-traditional & digital content revenue, which includes WileyPLUS, eBooks, digital content sold directly to institutions, binder editions and custom publishing, increased 38% to $66.6 million principally due to growth in WileyPLUS. Other publishing income for fiscal year 2010 increased 5% to $10.5 million, or 2% excluding the favorable impact of foreign exchange.

Total HE Revenue by Region (on a currency neutral basis)
•	Americas grew 16% to $239.0 million.
•	EMEA revenue increased 17% to $23.5 million.
•	Asia-Pacific revenue advanced 13% to $60.7 million.

Total HE Revenue by Subject (on a currency neutral basis)
•	Business and Accounting exceeded prior year by 21%, driven mainly by a strong accounting frontlist.
•	Engineering and Computer Science exceeded prior year by 8%. Top textbooks driving the growth include Munson: Fluid Mechanics 6e, Turban: Information Management 7e and Callister: Materials Science 8e.
•
Mathematics and Statistics surpassed prior year by 27%. Driving the growth over prior year were Hughes Hallett: Calculus 5e, Anton: Calculus 9e, Boyce: Elementary Differential Equations 9e and Young: College Algebra 2e.

•	Sciences surpassed prior year by 8%. Growth is attributed to Cutnell: Physics 8e, Jenkins: Anatomy and Physiology 2e and Tortora: Introduction to the Human Body 8e.
•
Social Sciences exceeded prior year by 19%. The textbooks driving the growth include Huffman: Psychology 9e, deBlij: Concepts Geography 14e, Kring: Abnormal Psychology 11e and deBlij: Human Geography 9e.

•	MOAC revenue exceeded prior year by 27%. The operating systems and server books continue to drive results.

Gross Profit:

Gross profit margin for fiscal year 2010 of 65.5% was 1.7% higher than the prior year.  The improvement was driven by increased sales of higher margin digital products.

Direct Expenses and Amortization:

Direct expenses and amortization for fiscal year 2010 increased 15% to $98.8 million, or 14% excluding the unfavorable impact of foreign exchange.  On a currency neutral basis, the increase was driven by higher costs to support business growth ($9 million) and higher performance-based compensation ($3 million).

Direct Contribution to Profit:

Direct contribution to profit for fiscal year 2010 increased 29% to $86.2 million, or 25% excluding the favorable impact of foreign exchange. The improvement was driven by the top-line growth and improved gross profit margins due to increased sales of digital products, partially offset by the higher direct expenses described above. Direct contribution margin improved 270 basis points to 30.5%, or 230 basis points excluding the favorable impact of foreign exchange.

WileyPLUS
•	Global revenue for fiscal year 2010 grew 42% to 11% of global HE sales.
•	Digital-only sales grew 55% to $10 million, accounting for 36% of WileyPLUS sales. Digital-only is defined as WileyPLUS standalone (not packaged with a print textbook).

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

•
In May 2009, Wiley announced that it was expanding its alliance with Amazon to offer select Wiley textbooks for sale through the Kindle DX.  A pilot program began in the first quarter of fiscal year 2010.

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

Shared Services and Administrative Costs

Shared services and administrative costs for fiscal year 2010 increased 4% to $349.1 million including and excluding the effect of foreign exchange. The increase was principally driven by higher employment costs ($6 million) mainly reflecting higher accrued performance-based incentive compensation, and higher contractor, software licensing and maintenance costs and depreciation due to increased technology investments including Wiley Online Library ($11 million). The cost increases were partially offset by lower distribution costs ($3 million) and reduced spending following the completion of Blackwell integration ($1 million). Technology investments are focused on next generation publishing platforms in HE and STMS and the related content technology, hosting and support.

Liquidity and Capital Resources – Fiscal Year 2010

The Company’s cash and cash equivalents balance was $153.5 million at the end of fiscal year 2010, compared with $102.8 million a year earlier. Cash provided by operating activities in fiscal year 2010 increased $59.0 million to $315.0 million due primarily to lower working capital ($65 million), higher net income ($15 million), and other ($6.0 million), partially offset by higher pension contributions ($27 million). Pension contributions in fiscal year 2010 were $48.1 million compared to $21.0 million in the prior year, of which $31.0 million were discretionary in fiscal 2010, compared to $21.0 million in the prior year.

The improvement in working capital was principally due to higher deferred revenue ($63 million), higher accrued expenses ($30 million) comprised primarily incentive compensation, and lower inventories ($21 million) due to improved sales and inventory management, partially offset by higher accounts receivable ($27 million) due to increased book sales, and lower accounts payable ($32 million) due to timing of payments. The improvement in Deferred Revenue reflects journal subscription and WileyPLUS growth and the timing of cash collections on journal subscriptions resulting from the resolution of prior year billing delays of approximately $37 million, which shifted cash collection from fiscal year 2009 to fiscal year 2010.

Cash used for investing activities for fiscal year 2010 was approximately $106.0 million compared to $116.4 million in fiscal year 2009. The Company invested $6.4 million in the acquisition of publishing businesses, assets and rights compared to $24.0 million in the prior year.  Cash used for property, equipment and technology and product development increased $7.3 million in fiscal year 2010 versus the prior year primarily due to increases in composition spending.

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

Cash and Cash Equivalents held outside the U.S. were approximately $147.0 million as of April 30, 2010. The balances were comprised primarily of Euros, Pound Sterling, and Australian dollars. Maintenance of these non-U.S. dollar cash balances does not have a material impact on the liquidity or capital resources of the U.S. operations.

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

Revenue Recognition: The Company recognizes revenue when the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured.  If all of the above criteria have been met, revenue is principally recognized upon shipment of products or when services have been rendered.  Subscription revenue is generally collected in advance.  The prepayment is deferred and recognized as earned when the related issue is shipped or made available online over the term of the subscription. When a product is sold with multiple deliverables, the Company accounts for each deliverable within the arrangement as a separate unit of accounting due to the fact that each deliverable is also sold on a stand-alone basis.  The total consideration of a multiple-element arrangement is allocated to each unit of accounting using the relative fair value method based on the estimated selling prices of each deliverable within the arrangement. Collectability is evaluated based on the amount involved, the credit history of the customer, and the status of the customer’s account with the Company.  When the Company’s electronic content is sold through a third party, the Company is generally not the primary obligor within the arrangement since it typically is not responsible for fulfilling the customer’s order or handling any customer requests or claims. Accordingly, the Company will recognize revenue for the sale of its electronic content through third parties based on the amount billed to the end customer, net of any commission owed to the third party seller of the content.  Revenue is reported net of any amounts billed to customers for taxes which are remitted to government authorities.

Allowance for Doubtful Accounts: The estimated allowance for doubtful accounts is based on a review of the aging of the accounts receivable balances, historical write-off experience, credit evaluations of customers and current market conditions. A change in the evaluation of a customer’s credit could affect the estimated allowance. The allowance for doubtful accounts is shown as a reduction of accounts receivable in the Consolidated Statements of Financial Position and amounted to $19.6 million and $6.9 million as of April 30, 2011 and 2010, respectively. The increase was primarily due to the provision for Borders described in Note 9.

Sales Return Reserve:  The estimated allowance for sales returns is based on a review of the historical return patterns, as well as current market trends in the businesses in which we operate. Associated with the estimated sales return reserves, the Company also includes a related reduction in Inventory and Royalty costs as a result of the expected returns.

Net sales return reserves amounted to $48.9 million and $55.3 million as of April 30, 2011 and 2010, respectively. The reserves are reflected in the following accounts of the Consolidated Statements of Financial Position – increase (decrease):

	2011	2010
Accounts Receivable	$(65,663)	$(73,119)
Inventory	9,485	10,216
Accounts and Royalties Payable	7,270	7,592

A one percent change in the estimated sales return rate could affect net income by approximately $3.8 million.  A change in the pattern or trends in returns could affect the estimated allowance.

Reserve for Inventory Obsolescence: Inventories are carried at the lower of cost or market. A reserve for inventory obsolescence is estimated based on a review of damaged, obsolete, or otherwise unsalable inventory. The review encompasses historical unit sales trends by title; current market conditions, including estimates of customer demand compared to the number of units currently on hand; and publication revision cycles. A change in sales trends could affect the estimated reserve. The inventory obsolescence reserve is reported as a reduction of the inventory balance in the Consolidated Statements of Financial Position and amounted to $36.9 million and $39.7 million as of April 30, 2011 and 2010, respectively.

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

Retirement Plans: The Company provides defined benefit pension plans for the majority of its employees worldwide. The accounting for benefit plans is highly dependent on assumptions concerning the outcome of future events and circumstances, including compensation increases, long-term return rates on pension plan assets, healthcare cost trends, discount rates and other factors. In determining such assumptions, the Company consults with outside actuaries and other advisors. The discount rates for the U.S. and Canadian pension plans are based on the derivation of a single-equivalent discount rate using a standard spot rate curve and the timing of expected payments as of the balance sheet date. The spot rate curve is based upon a portfolio of Moody’s-rated Aa3 (or higher) corporate bonds. The discount rates for other non-U.S. plans are based on similar published indices with durations comparable to that of each plan’s liabilities. The expected long-term rates of return on pension plan assets are estimated using market benchmarks for equities, real estate and bonds applied to each plan’s target asset allocation and are estimated by asset class including an anticipated inflation rate. The expected long-term rates are then compared to the historic investment performance of the plan assets as well as future expectations and estimated through consultation with investment advisors and actuaries. Salary growth and healthcare cost trend assumptions are based on the Company’s historical experience and future outlook. While the Company believes that the assumptions used in these calculations are reasonable, differences in actual experience or changes in assumptions could materially affect the expense and liabilities related to the defined benefit pension plans of the Company. A hypothetical one percent change in the discount rate would impact net income and the accrued pension liability by approximately $6.7 million and $85.2 million, respectively. A one percent change in the expected long term rate of return would affect net income by approximately $3.6 million.

Recently Issued Accounting Standards: In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products and services separately rather than as a combined unit. Specifically, this guidance amends the existing criteria for separating consideration received in multiple-deliverable arrangements, eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The guidance also establishes a hierarchy for determining the selling price of a deliverable, which is based on vendor-specific objective evidence; third-party evidence; or management estimates. Expanded disclosures related to the Company’s multiple-deliverable revenue arrangements will also be required. The new guidance is effective for revenue arrangements entered into or materially modified on and after May 1, 2011.  The Company does not expect the application of this new standard to have a significant impact on its consolidated financial statements.

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”) which amends U.S. GAAP to provide common fair value measurement and disclosure requirements with International Financial Reporting Standards. The Company does not expect ASU 2011-04 to have a significant effect on its current fair value measurements within the consolidated financial statements, however, the new guidance will result in additional disclosures which will include quantitative information about the unobservable inputs used in all Level 3 fair value measurements. ASU 2011-04 will be effective for the Company as of May 1, 2012.

There have been no other new accounting standards issued that have had, or are expected to have a material impact on the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rates:

The Company had approximately $454.2 million of variable rate loans outstanding at April 30, 2011, which approximated fair value.  As of April 30, 2011, the Company maintained an interest rate swap agreement which locked-in a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the outstanding agreement, the Company pays a fixed rate of 0.8% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counter party which is reset every month for a twenty-nine month period ending January 19, 2013. As of April 30, 2011, the notional amount of the interest rate swap was $125.0 million.

It is management’s intention that the notional amount of interest rate swaps be less than the Term Loan and the Revolving Credit Facility outstanding during the life of the derivatives. During fiscal year 2011, the Company recognized a loss on its hedge contracts of approximately $9.1 million which is reflected in interest expense.  At April 30, 2011, the aggregate fair value of the outstanding interest rate swap was a net loss of $0.5 million which is included in Other Long-Term Liabilities in the Consolidated Statements of Financial Position. On an annual basis, a hypothetical one percent change in interest rates for the $329.2 million of unhedged variable rate debt as of April 30, 2011 would affect net income and cash flow by approximately $2.1 million.

Foreign Exchange Rates:

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is primarily exposed to movements in British pound sterling, euros, Canadian and Australian dollars, and certain Asian currencies. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses.  Fiscal year 2011 revenue was recognized in the following currencies: approximately 55% U.S dollar; 28% British pound sterling; 8% Euro and 9% other currencies.

Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Income (Loss) within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment.  The Company also has significant investments in non-U.S. businesses that are exposed to foreign currency risk.  During fiscal year 2011, the Company recorded approximately $76.9 million of currency translation gains in other comprehensive income primarily as a result of the weakening of the U.S. dollar relative to the British pound sterling.

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

During fiscal year 2011, the Company entered into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities.  Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Gains (Losses) on the Consolidated Statements of Income.  The Company did not designate these forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts.  Therefore, the forward exchange contracts are marked to market through Foreign Exchange Gains (Losses) on the Consolidated Statements of Income, and carried at their fair value on the Consolidated Statements of Financial Position.  Accordingly, fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the remeasured foreign currency denominated assets and liabilities attributable to changes in foreign currency exchange rates. The fair value of open forward exchange contracts were measured on a recurring basis using Level 2 inputs.  In fiscal years 2011 and 2010, the gains/(losses) recognized on the forward contracts were $0.6 million and $(2.0) million, respectively, and were substantially offset by the foreign exchange gains recognized on the economically hedged foreign currency denominated assets and liabilities.  As of April 30, 2011 and 2010, there were no open contracts outstanding. The Company did not enter into any forward exchange contracts during fiscal year 2009.

Customer Credit Risk:

In the journal publishing business, subscriptions are primarily sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agents and is principally remitted to the Company between the months of October and March. Although at fiscal year-end the Company had minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 23% of total annual consolidated revenue and no one agent accounts for more than 10% of total annual consolidated revenue.

The Company’s book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 7% of total consolidated revenue, the top 10 book customers account for approximately 18% of total consolidated revenue and approximately 44% of accounts receivable at April 30, 2011.

In the third quarter of fiscal year 2011, the Company recorded a pre-tax bad debt provision of $9.3 million ($0.10 per share) based on the status of its business relationship with Borders Group, Inc. (“Borders”) and the potential future adverse financial events that may affect this customer. The provision represented the difference between the Company’s outstanding receivable with Borders and our expectation of potential offsets and recoveries in the future, as well as existing reserves for the customer. The Company does not anticipate any additional charges or bad debt expense with respect to this customer. On February 16, 2011, Borders filed Chapter 11 bankruptcy protection.

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

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To our Shareholders
John Wiley and Sons, Inc.:

The management of John Wiley and Sons, Inc. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of April 30, 2011.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during fiscal year 2011.

The effectiveness of our internal control over financial reporting as of April 30, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

/s/ Stephen M. Smith
Stephen M. Smith
President and Chief Executive Officer

/s/ Ellis E. Cousens
Ellis E. Cousens
Executive Vice President and
Chief Financial and Operations Officer

/s/ Edward J. Melando
Edward J. Melando
Vice President, Controller and
Chief Accounting Officer

June 24, 2011

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
John Wiley & Sons, Inc.:

We have audited the accompanying consolidated statements of financial position of John Wiley & Sons, Inc. (the “Company”) and subsidiaries as of April 30, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule (as listed in the index to Item 8).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of John Wiley & Sons, Inc. and subsidiaries as of April 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), John Wiley & Sons, Inc.’s internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”), and our report dated June 24, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

New York, New York
June 24, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
John Wiley & Sons, Inc.:

We have audited John Wiley & Sons, Inc.’s internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). John Wiley & Sons, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, John Wiley & Sons, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of John Wiley & Sons, Inc. and subsidiaries as of April 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2011, and our report dated June 24, 2011 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

New York, New York
June 24, 2011

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
John Wiley & Sons, Inc., and Subsidiaries	April 30
Dollars in thousands	2011	2010
Assets:
Current Assets
Cash and cash equivalents	$201,853	$153,513
Accounts receivable	168,310	164,827
Inventories	106,423	108,073
Prepaid and other	50,904	51,709
Total Current Assets	527,490	478,122

Product Development Assets	109,554	107,755
Technology, Property & Equipment	165,541	152,684
Intangible Assets	932,730	911,550
Goodwill	642,898	615,479
Other Assets	51,928	43,020
Total Assets	$2,430,141	$2,308,610

Liabilities and Shareholders’ Equity:
Current Liabilities
Accounts and royalties payable	$155,262	$145,022
Deferred revenue	321,409	275,653
Accrued employment costs	87,770	87,763
Accrued income taxes	5,924	2,516
Accrued pension liability	4,447	2,245
Other accrued liabilities	57,853	63,581
Current portion of long-term debt	123,700	90,000
Total Current Liabilities	756,365	666,780

Long-Term Debt	330,500	559,000
Accrued Pension Liability	91,594	119,280
Deferred Income Tax Liabilities	192,909	167,669
Other Long-Term Liabilities	80,884	73,445
Shareholders’ Equity
Preferred Stock, $1 par value: Authorized - 2 million, Issued - zero	-	-
Class A Common Stock, $1 par value: Authorized - 180 million,
Issued – 69,749,275 and 69,705,591	69,749	69,706
Class B Common Stock, $1 par value: Authorized - 72 million,
Issued – 13,440,987 and 13,484,671	13,441	13,485
Additional paid-in capital	247,046	210,848
Retained earnings	1,136,224	1,003,099
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(65,808)	(142,731)
Unamortized retirement costs	(61,636)	(80,953)
Unrealized gain (loss) on interest rate swap	(297)	(3,962)
	1,338,719	1,069,492
Less Treasury Shares At Cost (Class A – 18,577,704 and 19,270,308;
Class B – 3,902,576 and 3,902,576)	(360,830)	(347,056)
Total Shareholders’ Equity	977,889	722,436
Total Liabilities and Shareholders’ Equity	$2,430,141	$2,308,610

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

John Wiley & Sons, Inc., and Subsidiaries	For the years ended April 30
Dollars in thousands, except per share data	2011	2010	2009

Revenue	$1,742,551	$1,699,062	$1,611,390

Costs and Expenses
Cost of sales	539,043	534,001	516,420
Operating and administrative expenses	910,847	872,193	839,648
Additional provision for doubtful trade account	9,290	-	-
Impairment and restructuring charges	-	15,118	-
Amortization of intangibles	35,223	35,158	36,844
Total Costs and Expenses	1,494,403	1,456,470	1,392,912

Operating Income	248,148	242,592	218,478

Interest expense	(17,322)	(32,334)	(48,424)
Foreign exchange transaction losses	(2,188)	(10,883)	(11,759)
Interest income and other	2,422	834	6,180

Income Before Taxes	231,060	200,209	164,475
Provision for Income Taxes	59,171	56,666	36,217

Net Income	$171,889	$143,543	$128,258

Earnings Per Share
Diluted	$2.80	$2.41	$2.15
Basic	2.86	2.45	2.20

Cash Dividends Per Share
Class A Common	$0.64	$0.56	$0.52
Class B Common	0.64	0.56	0.52

Average Shares
Diluted	61,359	59,679	59,610
Basic	60,160	58,498	58,419

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

John Wiley & Sons, Inc., and Subsidiaries	For the years ended April 30
Dollars in thousands	2011	2010	2009

Operating Activities
Net Income	$171,889	$143,543	$128,258
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangibles	35,223	35,158	36,844
Amortization of composition costs	51,421	47,440	43,767
Depreciation of technology, property and equipment	45,862	40,281	35,134
Additional provision for doubtful trade account (net of tax)	6,039	-	-
Impairment and restructuring charges (net of tax)	-	10,631	-
Stock-based compensation	17,719	24,842	17,042
Excess tax benefits from stock-based compensation	(4,816)	(7,636)	(5,350)
Reserves for returns, doubtful accounts, and obsolescence	4,449	18,916	13,355
Deferred income taxes	5,707	9,481	17,141
Foreign exchange transaction losses	2,188	10,883	11,759
Pension expense	25,633	20,319	18,324
Royalty advances	(101,702)	(103,783)	(85,246)
Earned royalty advances	93,016	80,993	78,893
Changes in Operating Assets and Liabilities
Source/(Use), excluding acquisitions
Accounts receivable	(5,584)	(9,004)	17,625
Inventories	7,453	13,960	(6,696)
Accounts and royalties payable	6,425	(15,585)	8,070
Deferred revenue	32,032	21,626	(41,132)
Net taxes payable/receivable	19,455	10,887	4,994
Other accrued liabilities	(7,810)	15,908	(14,416)
Pension contributions	(24,782)	(48,124)	(21,020)
Other	(4,198)	(5,730)	(1,337)
Cash Provided by Operating Activities	375,619	315,006	256,009
Investing Activities
Composition spending	(51,471)	(51,584)	(46,420)
Additions to technology, property and equipment	(54,393)	(48,110)	(46,009)
Acquisition of other publishing businesses, assets and rights	(7,166)	(6,430)	(23,960)
Cash Used for Investing Activities	(113,030)	(106,124)	(116,389)
Financing Activities
Repayment of long-term debt	(504,800)	(951,010)	(618,512)
Borrowings of long-term debt	310,000	777,610	598,594
Purchase of treasury stock	(27,958)	-	(35,110)
Change in book overdrafts	(1,185)	9,707	(20,522)
Cash dividends	(38,764)	(32,986)	(30,478)
Excess tax benefits from stock-based compensation	4,816	7,636	5,350
Proceeds from exercise of stock options and other	27,847	32,625	11,623
Cash Used for Financing Activities	(230,044)	(156,418)	(89,055)
Effects of Exchange Rate Changes on Cash	15,795	(1,779)	(7,048)
Cash and Cash Equivalents
Increase for year	48,340	50,685	43,517
Balance at beginning of year	153,513	102,828	59,311
Balance at end of year	201,853	153,513	102,828
Cash Paid During the Year for
Interest	$19,686	$33,186	$50,108
Income taxes, net	$37,822	$33,358	$15,942

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comp- rehensive Income (Loss)
							Total Share- holder’s Equity

John Wiley & Sons, Inc., and Subsidiaries
Dollars in thousands

Balance at April 30, 2008	$69,642	$13,549	$140,723	$794,762	$(342,206)	$12,648	$689,118

Shares Issued Under Employee Benefit Plans			(3,325)		3,209		(116)
Purchase of Treasury Shares					(35,110)		(35,110)
Exercise of Stock Options, including taxes			10,152		5,696		15,848
Stock-based compensation expense			17,042				17,042
Class A Common Stock Dividends				(25,463)			(25,463)
Class B Common Stock Dividends				(5,015)			(5,015)
Other	2	(2)
Comprehensive (Loss):
Net income				128,258			128,258
Foreign currency translation loss						(256,314)	(256,314)
Unamortized retirement costs, net of a $5,553 tax benefit						(15,165)	(15,165)
Change in unrecognized loss of interest rate swap, net of a $261 tax provision						433	433
Total Comprehensive (Loss):							(142,788)

Balance at April 30, 2009	$69,644	$13,547	$164,592	$892,542	$(368,411)	$(258,398)	$513,516

Shares Issued Under Employee Benefit Plans			(4,008)		5,166		1,158
Exercise of Stock Options, including taxes			22,892		16,189		39,081
Stock-based compensation expense			24,842				24,842
Class A Common Stock Dividends				(27,607)			(27,607)
Class B Common Stock Dividends				(5,379)			(5,379)
Other	62	(62)	2,530				2,530
Comprehensive Income (Loss):
Net income				143,543			143,543
Foreign currency translation gain						60,292	60,292
Unamortized retirement costs, net of a $18,657 tax benefit						(38,975)	(38,975)
Change in unrecognized loss of interest rate swap, net of a $5,685 tax provision						9,435	9,435
Total Comprehensive Income:							174,295

Balance at April 30, 2010	$69,706	$13,485	$210,848	$1,003,099	$(347,056)	$(227,646)	$722,436

Shares Issued Under Employee Benefit Plans			(3,321)		4,524		1,203
Purchase of Treasury Shares					(27,958)		(27,958)
Exercise of Stock Options, including taxes			21,800		9,660		31,460
Stock-based compensation expense			17,719				17,719
Class A Common Stock Dividends				(32,648)			(32,648)
Class B Common Stock Dividends				(6,116)			(6,116)
Other	43	(44)					(1)
Comprehensive Income (Loss):
Net income				171,889			171,889
Foreign currency translation gain						76,923	76,923
Unamortized retirement costs, net of a $7,490 tax provision						19,317	19,317
Change in unrecognized loss of interest rate swap, net of a $2,208 tax provision						3,665	3,665
Total Comprehensive Income:							271,794

Balance at April 30, 2011	$69,749	$13,441	$247,046	$1,136,224	$(360,830)	$(127,741)	$977,889

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

Reclassifications: The Company has historically reported sales return reserves, net of an inventory and royalty recovery, as a component of Accounts Receivable in the Consolidated Statements of Financial Position. In fiscal year 2011, the Company changed the presentation of the net sales return reserve to reflect each respective balance sheet account. As such, the Company reclassified approximately $10.2 million to inventory and $7.6 million to Accounts and Royalties Payable from the April 30, 2010 Accounts Receivable balance.

The Company has historically presented author advance payments as a component of Investing activities in the Consolidated Statements of Cash Flows. In fiscal year 2011, the Company changed the presentation of royalty advance payments from an Investing Activity to an Operating Activity. To be consistent with current year presentation, the Company reclassified approximately $103.8 million and $85.2 million of royalty advance payments in fiscal year 2010 and 2009, respectively, from Investing Activities to Operating Activities.

Certain other prior year amounts have been reclassified to conform to the current year’s presentation.

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

Book Overdrafts: Under the Company’s cash management system, a book overdraft balance exists for the Company’s primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in individual bank accounts. The Company’s funds are transferred from other existing bank account balances or from lines of credit as needed to fund checks presented for payment.  As of April 30, 2011 and April 30, 2010, book overdrafts of $40.0 million and $41.2 million, respectively, were included in Accounts and Royalties payable in the Consolidated Statements of Financial Position.

Revenue Recognition: The Company recognizes revenue when the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured.  If all of the above criteria have been met, revenue is principally recognized upon shipment of products or when services have been rendered.  Subscription revenue is generally collected in advance. The prepayment is deferred and recognized as earned when the related issue is shipped or made available online over the term of the subscription.  When a product is sold with multiple deliverables, the Company accounts for each deliverable within the arrangement as a separate unit of accounting due to the fact that each deliverable is also sold on a stand-alone basis. The total consideration of a multiple-element arrangement is allocated to each unit of accounting using the relative fair value method based on the estimated selling prices of each deliverable within the arrangement. Collectability is evaluated based on the amount involved, the credit history of the customer, and the status of the customer’s account with the Company.  When the Company’s electronic content is sold through a third party, the Company is generally not the primary obligor within the arrangement since it typically is not responsible for fulfilling the customer’s order or handling any customer requests or claims. Accordingly, the Company will recognize revenue for the sale of its electronic content through third parties based on the amount billed to the end customer, net of any commission owed to the third party seller of the content.  Revenue is reported net of any amounts billed to customers for taxes which are remitted to government authorities.

Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of three months or less and are stated at cost plus accrued interest, which approximates market value.

Allowance for Doubtful Accounts: The estimated allowance for doubtful accounts is based on a review of the aging of the accounts receivable balances, historical write-off experience, credit evaluations of customers and current market conditions. A change in the evaluation of a customer’s credit could affect the estimated allowance. The allowance for doubtful accounts is shown as a reduction of accounts receivable in the Consolidated Statements of Financial Position and amounted to $19.6 million and $6.9 million as of April 30, 2011 and 2010, respectively.

Sales Return Reserves: The process which the Company uses to determine its sales returns and the related reserve provision charged against revenue is based on applying an estimated return rate to current year sales.  This rate is based upon an analysis of actual historical return experience in the various markets and geographic regions in which the Company does business. The Company collects, maintains and analyzes significant amounts of sales returns data for large volumes of homogeneous transactions.  This allows the Company to make reasonable estimates of the amount of future returns.  All available data is utilized to identify the returns by market and as to which fiscal year the sales returns apply.  This enables management to track the returns in detail and identify and react to trends occurring in the marketplace, with the objective of being able to make the most informed judgments possible in setting reserve rates. Associated with the estimated sales return reserves, the Company also includes a related reduction in Inventory and Royalty costs as a result of the expected returns.

Net sales return reserves amounted to $48.9 million and $55.3 million as of April 30, 2011 and 2010, respectively. The reserves are reflected in the following accounts of the Consolidated Statements of Financial Position – increase (decrease):

	2011	2010
Accounts Receivable	$(65,663)	$(73,119)
Inventory	9,485	10,216
Accounts and Royalties Payable	7,270	7,592

Inventories: Inventories are carried at the lower of cost or market. U.S. book inventories aggregating $60.1 million and $63.1 million at April 30, 2011 and 2010, respectively, are valued using the last-in, first-out (LIFO) method.  All other inventories are valued using the first-in, first-out (FIFO) method.

Reserve for Inventory Obsolescence: A reserve for inventory obsolescence is estimated based on a review of damaged, obsolete, or otherwise unsalable inventory. The review encompasses historical unit sales trends by title; current market conditions, including estimates of customer demand compared to the number of units currently on hand; and publication revision cycles. The inventory obsolescence reserve is reported as a reduction of the inventory balance in the Consolidated Statements of Financial Position and amounted to $36.9 million and $39.7 million as of April 30, 2011 and 2010, respectively.

Product Development Assets:  Product development assets consist of composition costs and royalty advances. Costs associated with developing any publication are expensed until the product is determined to be commercially viable. Composition costs represent the costs incurred to bring an edited commercial manuscript to publication, which include typesetting, proofreading, design and illustration costs. Composition costs are capitalized and are generally amortized on a double-declining basis over their estimated useful lives, ranging from 1 to 3 years. Royalty advances are capitalized and, upon publication, are recovered as royalties earned based on sales of the published works.  Royalty advances are reviewed for recoverability and a reserve for loss is maintained, if appropriate.

Shipping and Handling Costs:  Costs incurred for shipping and handling are reflected in the Operating and Administrative Expenses line item in the Consolidated Statements of Income. The Company incurred $52.5 million, $55.6 million and $58.5 million in shipping and handling costs in fiscal years 2011, 2010 and 2009, respectively.

Advertising Expense:  Advertising costs are expensed as incurred. The Company incurred $27.1 million, $26.0 million and $28.6 million in advertising costs in fiscal years 2011, 2010 and 2009, respectively.

Technology, Property and Equipment: Technology, property and equipment is recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred.

Costs incurred for computer software developed or obtained for internal use are capitalized during the application development stage and expensed as incurred during the preliminary project and post-implementation stages.  Costs incurred during the application development stage include costs of materials and services, and payroll and payroll-related costs for employees who are directly associated with the software project. Such costs are amortized over the expected useful life of the related software which is generally 3 to 6 years. Maintenance, training, and upgrade costs that do not result in additional functionality are expensed as incurred.

Technology, property and equipment is depreciated using the straight-line method based upon the following estimated useful lives: Buildings and Leasehold Improvements – the lessor of the estimated useful life of the asset up to 40 years or the duration of the lease; Furniture and Fixtures - 3 to 10 years; Computer Hardware and Software - 3 to 6 years.

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

Finite-lived intangible assets are amortized over their estimated useful lives. The most significant factors in determining the estimated life of these intangibles is the history and longevity of the brands, trademarks or titles acquired, combined with the strength of cash flows. Acquired publishing rights that have an indefinite life are typically characterized by intellectual property with a long and well-established revenue stream resulting from strong and well-established imprint/brand recognition in the market. Acquired publication rights, trademarks, customer relationships and brands with finite lives are amortized on a straight-line basis over periods ranging from 5 to 40 years. Non-compete agreements are amortized over the terms of the individual agreement, generally up to 5 years.

Intangible assets with finite lives are amortized on a straight line basis over the following weighted average estimated useful lives: acquired publishing rights – 34 years; customer relationships – 20 years; brands and trademarks – 10 years; non-compete agreements – 5 years.

Impairment of Long-Lived Assets: Depreciable and amortizable assets are only evaluated for impairment upon a significant change in the operating or macroeconomic environment.  In these circumstances, if an evaluation of the current forecasts of  undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value based on the discounted future cash flows.

Derivative Financial Instruments: The Company, from time to time, enters into forward exchange and interest rate swap contracts as a hedge against foreign currency asset and liability commitments, changes in interest rates and anticipated transaction exposures, including intercompany purchases.  The Company’s derivatives are recognized as assets or liabilities and measured at fair value.  Derivatives that are not determined to be effective hedges are adjusted to fair value with a corresponding charge to earnings.  The Company does not use financial instruments for trading or speculative purposes.

Foreign Currency Gains/Losses: The Company maintains operations in many non-U.S. locations.  Assets and liabilities are translated into U.S. dollars using end of period exchange rates and revenues and expense are translated into U.S. dollars using weighted average rates. Foreign currency translation adjustments are accumulated and reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity. The Company’s significant investments in non-U.S. businesses are exposed to foreign currency risk. During fiscal year 2011, the Company recorded $76.9 million of foreign currency translation gains primarily due to the weakening of the U.S. dollar relative to the British pound sterling and Euro. Foreign currency transaction gains or losses are recognized in the Consolidated Statements of Income as incurred.

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”) which amends U.S. GAAP to provide common fair value measurement and disclosure requirements with International Financial Reporting Standards.  The Company does not expect ASU 2011-04 to have a significant effect on its current fair value measurements within the consolidated financial statements, however, the new guidance will result in additional disclosures which will include quantitative information about the unobservable inputs used in all Level 3 fair value measurements. ASU 2011-04 will be effective for the Company as of May 1, 2012.

There have been no other new accounting standards issued that have had, or are expected to have a material impact on the Company’s consolidated financial statements.

Note 3 – Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of earnings per share for the years ended April 30 follows (in thousands):

	2011	2010	2009
Weighted Average Shares Outstanding	60,515	58,897	58,665
Less: Unearned Restricted Shares	(355)	(399)	(246)
Shares Used for Basic Earnings Per Share	60,160	58,498	58,419
Dilutive Effect of Stock Options and Other Stock Awards	1,199	1,181	1,191
Shares Used for Diluted Earnings Per Share	61,359	59,679	59,610

For the years ended April 30, 2011, 2010, and 2009, options to purchase Class A Common Stock of 411,372, 1,714,089 and 2,210,837 respectively, have been excluded from the shares used for diluted earnings per share as their inclusion would have been antidilutive. In addition, for the years ended April 30, 2011, 2010 and 2009, unearned restricted shares of 1,500, 14,128 and 24,250 have been excluded as their inclusion would have been antidilutive.

Note 4 – Significant Acquisitions

Fiscal Year 2009:

On June 12, 2008, the Company acquired the publishing rights to a list of business and modern language textbooks and learning materials. The cost of acquisition was principally allocated to acquired publication rights of the Higher Education business and is being amortized over a 20-year period.

Note 5 – Inventories

Inventories at April 30 were as follows (in thousands):

	2011	2010
Finished Goods	$87,080	$86,355
Work-in-Process	7,850	7,566
Paper, Cloth, and Other	7,940	7,434
	102,870	101,355
Inventory Value From Estimated Returns	9,485	10,216
LIFO Reserve	(5,932)	(3,498)
Total Inventories	$106,423	$108,073

See Note 2, Summary of Significant Accounting Policies - Sales Returns Reserves for discussion of Inventory Value From Estimated Returns.

Note 6 – Product Development Assets

Product development assets consisted of the following at April 30 (in thousands):

	2011	2010
Composition Costs	$54,162	$52,274
Royalty Advances	55,392	55,481
Total	$109,554	$107,755

Composition costs are net of accumulated amortization of $160.8 million and $130.0 million as of April 30, 2011 and 2010, respectively.

Note 7 – Technology, Property and Equipment

Technology, property and equipment consisted of the following at April 30 (in thousands):

	2011	2010
Computer Hardware and Capitalized Software	$331,387	$296,750
Buildings and Leasehold Improvements	95,537	88,440
Furniture, Fixtures and Warehouse Equipment	76,167	70,434
Land and Land Improvements	4,360	4,038
	507,451	459,662
Accumulated Depreciation/Amortization	(341,910)	(306,978)
Total	$165,541	$152,684

The net book value of capitalized software costs was $69.9 million and $61.9 million as of April 30, 2011 and 2010, respectively. Depreciation/Amortization expense recognized in 2011, 2010, and 2009 for capitalized software costs was approximately $22.6 million, $18.4 million and $14.5 million, respectively.

Note 8 - Goodwill and Intangible Assets

The following table summarizes the activity in goodwill by segment as of April 30 (in thousands):

	2010	Foreign Translation Adjustment	2011
STMS	$456,991	26,442	$483,433
P/T	158,488	977	159,465
Total	$615,479	27,419	$642,898

Intangible assets as of April 30 were as follows (in thousands):

	2011		2010
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible Assets with Determinable Lives
Acquired Publishing Rights	$798,750	$(215,201)	$762,727	$(184,587)
Brands & Trademarks	18,862	(6,992)	16,094	(5,776)
Covenants not to Compete	2,290	(2,237)	2,290	(2,036)
Customer Relationships	63,918	(13,761)	61,923	(10,597)
	883,820	(238,191)	843,034	(202,996)
Intangible Assets with Indefinite Lives
Acquired Publishing Rights	111,908	-	101,891	-
Brands & Trademarks	175,193	-	169,621	-
	$1,170,921	$(238,191)	$1,114,546	$(202,996)

The change in intangible assets at April 30, 2011 compared to April 30, 2010 is primarily due to foreign exchange translation and amortization expense.

Based on the current amount of intangible assets subject to amortization and assuming current exchange rates, the estimated amortization expense for each of the succeeding 5 fiscal years are as follows:  2012 - $33.4 million; 2013 - $31.4 million; 2014 - $29.9 million; 2015 - $29.2 million; and 2016 - $27.7 million.

Note 9 - Additional Provision for Doubtful Trade Account

In fiscal year 2011, the Company recorded a pre-tax bad debt provision of $9.3 million (or $0.10 per diluted share) related to the Company’s customer, Borders Group, Inc. (“Borders”). The net charge is reflected in the Additional Provision for Doubtful Trade Account line item in the Consolidated Statements of Income and represents the difference between the Company’s outstanding receivable with Borders and our expectation of potential offsets and recoveries in the future, as well as existing reserves for this customer.  The Company does not anticipate any additional charges or bad debt expense with respect to this customer.  On February 16, 2011, Borders filed a petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy code.

Note 10 - Impairment and Restructuring Charges

In fiscal year 2010, the Company recognized intangible asset impairment and restructuring charges of $15.1 million (or $0.17 per diluted share), which is reflected in the Impairment and Restructuring Charges line item in the Consolidated Statements of Income and described in more detail below.

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

Restructuring Charges
After considering a number of strategic alternatives for the GIT Verlag business, the Company implemented a restructuring plan in fiscal year 2010 to reduce certain staff levels and the number of magazines published. As a result, the Company recorded a pre-tax restructuring charge of approximately $1.6 million within the STMS reporting segment in fiscal year 2010 for GIT Verlag severance costs. The Company also recorded severance costs of approximately $1.1 million related to the off-shoring and outsourcing of certain central marketing and content management activities to Singapore and other countries in Asia.

As of April 30, 2010, accrued severance of approximately $2.5 million related to the restructuring programs described above was reflected in the Accrued Employment Costs line item in the Consolidated Statements of Financial Position. In fiscal year 2011, there were no additional restructuring charges related to these programs and all severance payments were substantially completed.

Note 11 - Income Taxes

The provision for income taxes for the years ending April 30 were as follows (in thousands):

	2011	2010	2009
Current Provision
US – Federal	$15,563	$19,976	$7,795
International	35,913	25,460	10,006
State and Local	1,988	1,749	1,275
Total Current Provision	$53,464	$47,185	$19,076
Deferred Provision (Benefit)
US – Federal	$6,164	$5,536	$7,520
International	2,040	3,286	8,619
State and Local	(2,497)	659	1,002
Total Deferred Provision	$5,707	$9,481	$17,141
Total Provision	$59,171	$56,666	$36,217

International and United States pretax income for the years ending April 30 were as follows (in thousands):

	2011	2010	2009
International	$162,767	$133,088	$107,013
United States	68,293	67,121	57,462
Total	$231,060	$200,209	$164,475

The Company’s effective income tax rate as a percentage of pretax income differed from the U.S. federal statutory rate as shown below:

	2011	2010	2009
U.S. Federal Statutory Rate	35.0%	35.0%	35.0%
State Income Taxes, Net of U.S. Federal Tax Benefit	(0.1)	0.8	0.9
Benefit from Lower Taxes on Non-US Income	(7.6)	(8.9)	(11.2)
Deferred Tax Benefit From Statutory Tax Rate Change	(1.8)	-	-
Other	0.1	1.4	(2.7)
Effective Income Tax Rate	25.6%	28.3%	22.0%

Deferred Tax Benefit from Statutory Tax Rate Change:  In fiscal year 2011, the Company recognized a $4.2 million deferred tax benefit associated with a new tax law enacted in the United Kingdom that reduced the corporate income tax rate from 28% to 27%.  The benefit reflects the remeasurement of all applicable deferred tax balances to the new income tax rate.

Accounting for Uncertainty in Income Taxes:

As of April 30, 2011 and April 30, 2010, the total amount of unrecognized tax benefits were $38.1 million and $37.6 million, respectively, of which $6.2 million and $6.8 million represented accruals for interest and penalties that were recorded as additional tax expense in accordance with the Company’s accounting policy. The unrecognized tax benefits are included within the Other Long-Term Liabilities line item in the Consolidated Statements of Financial Position. The net interest and penalties charged to tax expense in fiscal years 2011 and 2010 on outstanding unrecognized tax benefit were $1.2 million and $1.4 million, respectively. As of April 30, 2011 and April 30, 2010, the total amount of unrecognized tax benefits that, if recognized, would reduce the Company’s income tax provision were approximately $35.0 million and $34.5 million, respectively. It is reasonably possible that the amount of the unrecognized tax benefits will decrease by up to approximately $11 million within the next 12 months of the reporting date of the Company’s consolidated financial statements as a result of the expiration of the statutes of limitations in certain jurisdictions.

The Company files income tax returns in the U.S. and various states and non-U.S. tax jurisdictions.  The Company’s major taxing jurisdictions include the United States, the United Kingdom and Germany.  Other than the Company’s German subsidiaries, the Company is no longer subject to income tax examinations for years prior to fiscal year 2006.  With respect to Germany, all years including fiscal year 2003 forward remain subject to an income tax examination. The Company is currently under an examination in Germany for years 2003 through 2007 and in the U.S. for the years 2006 through 2009.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended April 30 were as follows (in thousands):

	2011	2010
Balance at the Beginning of Year	$37,612	$30,368
Additions for Current Year Tax Positions	459	1,476
Additions for Prior Year Tax Positions	1,224	5,961
Reductions for Prior Year Tax Positions	(2,381)	(310)
Foreign Translation Adjustment	1,653	403
Reductions for Lapse of Statute of Limitations	(467)	(286)
Balance at the End of Year	$38,100	$37,612

Deferred taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes.  It is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The significant components of deferred tax assets and liabilities at April 30 were as follows (in thousands):

	2011	2010
Inventory	$5,921	$5,151
Intangible and Fixed Assets	267,570	248,993
Total Deferred Tax Liabilities	$273,491	$254,144

Net Operating Loss	$6,970	$6,355
Reserve for Sales Returns and Doubtful Accounts	7,054	9,054
Accrued Expenses	9,599	8,066
Accrued Employee Compensation	30,300	29,982
Retirement and Post-Employment Benefits	28,069	37,512
Total Deferred Tax Assets	$81,992	$90,969

Net Deferred Tax Liabilities	$191,499	$163,175

Pretax earnings of a non-U.S. subsidiary or affiliate are subject to U.S. taxation when repatriated. The Company intends to reinvest earnings outside the U.S. except in instances where repatriating such earnings would result in no additional tax. Accordingly, the Company has not recognized U.S. tax expense on non-U.S. earnings. At April 30, 2011, the accumulated undistributed earnings of non-U.S. subsidiaries approximated $341.0 million. It is not practical to determine the U.S. income tax liability that would be payable if such earnings were not indefinitely reinvested.

Note 12 - Debt and Available Credit Facilities

Debt and available credit facilities consisted of the following as of April 30 (in thousands):

	2011	2010
Revolving Credit Facility – Due 2012	$11,200	$114,000
Term Loan – Due 2012 - 2013	443,000	535,000
Total Debt	454,200	649,000
Less: Current Portion	(123,700)	(90,000)
Total Long-Term Debt	$330,500	$559,000

In connection with the Blackwell acquisition in fiscal year 2007, the Company entered into a new Credit Agreement with Bank of America and Royal Bank of Scotland as Co-Lead Arrangers in the aggregate amount of $1.35 billion. The financing was comprised of a six-year Term Loan (Term Loan) in the amount of $675 million and a $675 million five-year revolving credit facility (Revolver) which can be drawn in multiple currencies. The agreement provides financing to complete the acquisition, refinance the existing revolving debt of the Company, as well as meet future seasonal operating cash requirements. The Company has the option of borrowing at the following floating interest rates: (i) at the rate as announced from time to time by Bank of America as its prime rate or (ii) at a rate based on the London Bank Interbank Offered Rate (LIBOR) plus an applicable margin ranging from .37% to 1.05% for the Revolver and .45% to 1.25% for the Term Loan depending on the Company’s consolidated leverage ratio, as defined.  In addition, the Company will pay a facility fee ranging from .08% to .20% on the Revolver depending on the Company’s consolidated leverage ratio, as defined.  The total of the applicable margin and facility fee at both April 30, 2011 and 2010 was .50%. The Term loan has quarterly mandatory principle payments ranging from zero to $33.8 million.  For the fiscal years ending April 30, 2011 and 2010, these payments were approximately $90.0 million and $67.5 million, respectively.  The final amount due at maturity in 2013 is $229.3 million.  The Company has the option to request an increase of up to $250 million in the size of the Revolver in minimum amounts of $50 million.  The Term Loan matures on February 2, 2013 and the Revolver will terminate on February 2, 2012.

The credit agreements contain certain restrictive covenants related to Leverage Ratio, Fixed Charge coverage ratio, property, equipment and technology expenditures, and restricted payments, including a limitation for dividends paid and share repurchases.  Under the most restrictive covenant, approximately $92 million was available for such restricted payments as of April 30, 2011.

The Company and its subsidiaries have other short-term lines of credit aggregating $10.6 million at various interest rates.  No borrowings under the credit lines were outstanding at April 30, 2011 or 2010.

The Company’s total available lines of credit as of April 30, 2011 were approximately $1.2 billion, of which approximately $697 million was unused.  The weighted average interest rates on long term debt outstanding during fiscal years 2011 and 2010 were 2.46% and 3.70%, respectively.  As of April 30, 2011 and 2010, the weighted average interest rates for the long-term debt were 1.21% and 3.13%, respectively.  Based on estimates of interest rates currently available to the Company for loans with similar terms and maturities, the fair value of amounts outstanding under the Credit Agreement approximate the carrying value.

Total debt maturing in each of the next two years are: 2012 – $123.7 million and 2013 – $330.5 million.

Note 13 – Derivative Instruments and Hedging Activities

The Company, from time-to-time, enters into forward exchange and interest rate swap contracts as a hedge against foreign currency asset and liability commitments, changes in interest rates and anticipated transaction exposures, including intercompany purchases. All derivatives are recognized as assets or liabilities and measured at fair value.  Derivatives that are not determined to be effective hedges are adjusted to fair value with a corresponding adjustment to earnings. The Company does not use financial instruments for trading or speculative purposes.

The Company had approximately $454.2 million of variable rate loans outstanding at April 30, 2011, which approximated fair value. As of April 30, 2011, the Company maintained one interest rate swap agreement that is designated as a fully effective cash flow hedge as defined under ASC 815 “Derivatives and Hedging.”  The Company also maintained two additional interest rate swap agreements that expired during fiscal year 2011 which were also designated as fully effective cash flow hedges. As a result, there was no impact on the Company’s Consolidated Statements of Income for changes in the fair value of the interest rate swaps. Under ASC 815, fully effective derivative instruments that are designated as cash flow hedges have changes in their fair value recorded initially within Accumulated Other Comprehensive Loss on the Consolidated Statements of Financial Position. As interest expense is recognized based on the variable rate loan agreements, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated Other Comprehensive Loss to Interest Expense in the Consolidated Statements of Income. It is management’s intention that the notional amount of interest rate swaps be less than the Term Loan and the Revolving Credit Facility outstanding during the life of the derivatives.

On February 16, 2007, the Company entered into an interest rate swap agreement which fixed variable interest due on a portion of the Term Loan. Under the terms of the agreement, the Company paid a fixed rate of 5.076% and received a variable rate of interest based on three month LIBOR (as defined) from the counterparty which was reset every three months for a four-year period ending February 8, 2011, the date that the swap expired.  As of April 30, 2010, the notional amount of the interest rate swap was $200.0 million.

On October 19, 2007 the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on the Revolver. Under the terms of this interest rate swap, the Company paid a fixed rate of 4.60% and received a variable rate of interest based on three month LIBOR (as defined) from the counterparty which was reset every three months for a three-year period. This interest rate swap expired on August 8, 2010 and had a notional amount of $100.0 million as of April 30, 2010.

On August 19, 2010 the Company entered into an interest rate swap agreement, which fixed a portion of the variable interest due on its variable rate loans outstanding.  Under the terms of the new agreement, the Company pays a fixed rate of 0.8% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a twenty-nine month period ending January 19, 2013.  As of April 30, 2011, the notional amount of the interest rate swap was $125.0 million.

The Company records the fair value of its interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of April 30, 2011 and 2010 was a net deferred loss of $0.5 million and $11.5 million, respectively. As of April 30, 2011 and 2010, the deferred losses were recorded in Other Long-Term Liabilities and Other Accrued Liabilities on the Consolidated Statements of Financial Position, respectively, based on the maturity dates of the contracts. The net losses that have been reclassified from Accumulated Other Comprehensive Loss into Interest Expense for fiscal years 2011, 2010 and 2009 were $9.1 million, $20.4 million and $17.4 million, respectively.  Based on the amount in Accumulated Other Comprehensive Loss at April 30, 2011, approximately $0.3 million, net of tax, of unrecognized loss would be reclassified into net income in the next twelve months.

During fiscal years 2011 and 2010, the Company entered into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Losses on the Consolidated Statements of Income. The Company did not designate these forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. Therefore, the forward exchange contracts were marked to market through Foreign Exchange Transaction Losses, and carried at their fair value on the Consolidated Statements of Financial Position. Accordingly, the fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the remeasured foreign currency denominated assets and liabilities attributable to changes in foreign currency exchange rates. The fair values of the contracts were measured on a recurring basis using Level 2 inputs and for fiscal years 2011 and 2010, the gains/(loss) recognized on the forward contracts were $0.6 million and ($2.0) million, respectively.  As of both April 30, 2011 and 2010, the Company had settled its forward exchange contracts and had no remaining open forward contracts.

Note 14 - Commitments and Contingencies

The following schedule shows the composition of rent expense for operating leases (in thousands):

	2011	2010	2009
Minimum Rental	$39,676	$37,261	$37,561
Less: Sublease Rentals	(665)	(1,709)	(1,828)
Total	$39,011	$35,552	$35,733

Future minimum payments under operating leases were $277.1 million at April 30, 2011. Annual minimum payments under these leases for fiscal years 2012 through 2016 are approximately $39.4 million, $36.9 million, $35.8 million, $34.5 million, and $34.2 million, respectively.  Rent expense associated with operating leases that include scheduled rent increases and tenant incentives, such as rent holidays or leasehold improvement allowances, are recorded on a straight-line basis over the term of the lease.

The Company is involved in routine litigation in the ordinary course of its business. In the opinion of management, the ultimate resolution of all pending litigation will not have a material effect upon the financial condition or results of operations of the Company.

Note 15 - Retirement Plans

The Company and its principal subsidiaries have contributory and noncontributory retirement plans that cover substantially all employees. The plans generally provide for employee retirement between the ages of 60 and 65, and benefits based on length of service and compensation, as defined.

The Company recognizes the overfunded or underfunded status of defined benefit postretirement plans, measured as the difference between the fair value of plan assets and the projected benefit obligation, in the Consolidated Statements of Financial Position.  The change in the funded status of the plan is recognized within Accumulated Other Comprehensive Loss in the Consolidated Statements of Financial Position. Plan assets and obligations are measured as of the Company’s balance sheet date.

The amounts in Accumulated Other Comprehensive Loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows (in thousands):

	United
	States	Non-U.S.	Total
Actuarial Loss	$3,753	$693	$4,446
Prior Service Cost	770	127	897
Total	$4,523	$820	$5,343

The Company has agreements with certain officers and senior management that provide for the payment of supplemental retirement benefits after the termination of employment for 10 years or in a lifetime annuity. Under certain circumstances, including a change of control as defined, the payment of such amounts could be accelerated on a present value basis.

Net pension expense detailed below includes approximately $10.3 million, $8.2 million and $7.4 million for plans outside of the United States for fiscal years 2011, 2010 and 2009, respectively.

The components of net pension expense for the defined benefit plans and the weighted-average assumptions were as follows (in thousands):

	2011		2010		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service Cost	$9,591	$6,681	$6,451	$4,644	$7,932	$5,903
Interest Cost	10,758	16,118	10,033	14,022	9,066	13,649
Expected Return on Plan Assets	(10,118)	(15,542)	(7,424)	(12,044)	(8,355)	(13,115)
Net Amortization of Prior Service Cost and Transition Asset	770	117	638	223	377	212
Recognized Net Actuarial Loss	4,343	2,915	2,377	1,399	1,878	776
Net Pension Expense	$15,344	$10,289	$12,075	$8,244	$10,898	$7,425

Discount Rate	5.9%	5.7%	7.5%	6.9%	6.3%	6.4%
Rate of Compensation Increase	4.0%	4.6%	4.0%	4.2%	4.0%	4.4%
Expected Return on Plan Assets	8.5%	6.8%	8.7%	6.8%	8.7%	6.8%

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the retirement plans with accumulated benefit obligations in excess of plan assets were and $234.4 million, $220.2 million and $144.9 million, respectively, as of April 30, 2011 and $205.6 million, $190.9 million, and $119.3 million, respectively, as of April 30, 2010.

The following table sets forth the changes in and the status of the plans’ assets and benefit obligations:

Dollars in thousands	2011		2010
CHANGE IN PLAN ASSETS	U.S.	Non-U.S.	U.S.	Non-U.S.
Fair Value of Plan Assets, Beginning of Year	$119,301	$223,396	$70,517	$159,414
Actual Return on Plan Assets	19,370	19,369	21,368	43,865
Employer Contributions	12,645	12,176	32,884	15,272
Employees’ Contributions	-	1,960	-	2,118
Benefits Paid	(6,429)	(6,619)	(5,468)	(4,878)
Foreign Currency Rate Changes	-	17,986	-	7,605
Fair Value, End of Year	$144,887	$268,268	$119,301	$223,396
CHANGE IN PROJECTED BENEFIT OBLIGATION
Benefit Obligation, Beginning of Year	$(182,064)	$(282,119)	$(134,581)	$(188,049)
Service Cost	(9,591)	(6,681)	(6,451)	(4,644)
Interest Cost	(10,758)	(16,118)	(10,033)	(14,022)
Employee Contributions	-	(1,960)	-	(2,118)
Actuarial Gain (Loss)	(11,615)	21,329	(35,562)	(70,602)
Benefits Paid	6,429	6,619	5,468	4,878
Foreign Currency Rate Changes	-	(21,151)	-	(7,562)
Amendments and Other	(1,370)	(97)	(905)	-
Benefit Obligation, End of Year	$(208,969)	$(300,178)	$(182,064)	$(282,119)
Funded Status	$(64,082)	$(31,910)	$(62,763)	$(58,723)
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION:
Deferred Pension Asset	$ -	$ 49	$ -	$ 39
Current Pension Liability	(3,241)	(1,206)	(1,228)	(1,017)
Noncurrent Pension Liability	(60,841)	(30,753)	(61,535)	(57,745)
Net Amount Recognized in Statement of Financial Position	$(64,082)	$(31,910)	$(62,763)	$(58,723)
AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME CONSIST OF (before tax)
Net Actuarial Loss	$(53,758)	$(35,840)	$(55,738)	$(60,957)
Prior Service Cost	(2,684)	(1,120)	(2,084)	(1,045)
Total Accumulated Other Comprehensive Loss	$(56,442)	$(36,960)	$(57,822)	$(62,002)
Increase/ (Decrease) in Accumulated Other Comprehensive Income	$1,380	$25,042	$(19,507)	$(37,341)
WEIGHTED AVERAGE ASSUMPTIONS USED IN DETERMINING ASSETS AND LIABILITIES
Discount Rate	5.7%	5.6%	5.9%	5.7%
Rate of Compensation Increase	4.0%	4.4%	4.0%	4.6%
Accumulated Benefit Obligations	$(196,316)	$(276,045)	$(169,008)	$(235,631)

Basis for determining discount rate:

The discount rates for the United States and Canadian pension plans were based on the derivation of a single-equivalent discount rate using a standard spot rate curve and the timing of expected benefit payments as of April 30, 2011. The spot rate curve used is based upon a portfolio of Moody’s-rated Aa3 (or higher) corporate bonds.  The discount rates for the other international plans were based on similar published indices with durations comparable to that of each plan’s liabilities.

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

Pension plan assets/investments:

The investment guidelines for the defined benefit pension plans are established based upon an evaluation of market conditions, plan liabilities, cash requirements for benefit payments, and tolerance for risk.  Investment guidelines include the use of actively and passively managed securities. The investment objective is to ensure that funds are available to meet the plan’s benefit obligations when they are due. The investment strategy is to invest in high quality and diversified equity and debt securities to achieve our long-term expectation.  The plans’ risk management practices provide guidance to the investment managers, including guidelines for asset concentration, credit rating and liquidity.  Asset allocation favors a balanced portfolio, with a target allocation of approximately 54% equity securities, 43% fixed income securities and cash, and 3% real estate. Due to volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate between acceptable ranges of plus or minus 5%. The Company regularly reviews the investment allocations and periodically rebalances investments to the target allocations. The Company categorizes its pension assets into three levels based upon the assumptions (inputs) used to price the assets. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment.  The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets.
•	Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets in active markets or quoted prices for identical assets in inactive markets.
•	Level 3: Unobservable inputs reflecting assumptions about the inputs used in pricing the asset.

The Company held no level 3 assets during either year. The following tables set forth by level within the fair value hierarchy, pension plan assets at their fair value as of April 30 (in thousands):

	2011			2010
	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. Plan Assets
Equity Securities:
U.S. Commingled Funds	$ -	$56,937	$56,937	$ -	$47,938	$47,938
Non-U.S. Commingled Funds	-	30,632	30,632	-	20,095	20,095
Fixed Income Securities:
Fixed Income Commingled Funds	-	47,825	47,825	-	46,846	46,846
Other:
Real Estate	-	9,493	9,493	-	4,422	4,422
Total U.S. Plan Assets	$ -	$144,887	$144,887	$ -	$119,301	$119,301

Non-U.S. Plan Assets
Equity Securities:
U.S. Equities	$12,500	$14,635	$27,135	$13,278	$10,863	$24,141
Non-U.S. Equities	17,798	74,850	92,648	12,864	59,649	72,513

Balanced Managed Funds	9,471	1,532	11,003	7,550	1,149	8,699

Fixed Income Securities:
Government /Sovereign Securities	14,416	-	14,416	13,292	1,439	14,731
Fixed Income Funds	18,046	79,462	97,508	14,771	67,494	82,265
Other:
Real Estate/Other	3,866	11,329	15,195	2,719	10,172	12,891
Cash and Cash Equivalents	10,276	87	10,363	8,075	81	8,156
Total Non-U.S. Plan Assets	$86,373	$181,895	$268,268	$72,549	$150,847	$223,396
Total Plan Assets	$86,373	$326,782	$413,155	$72,549	$270,148	$342,697

Expected employer contributions to the defined benefit pension plans in fiscal year 2012 will be approximately $20.3 million, including $8.8 million of minimum amounts required for the Company’s non-U.S. plans. From time to time, the Company may elect to make voluntary contributions to its defined benefit plans to improve their funded status.

Benefit payments from all plans are expected to approximate $19.1 million in fiscal year 2012, $16.3 million in fiscal year 2013, $17.6 million in fiscal year 2014, $19.2 million in fiscal year 2015, $21.1 million in fiscal year 2016, and $128.2 million for fiscal years 2017 through 2021.

The Company provides contributory life insurance and health care benefits, subject to certain dollar limitations for substantially all of its eligible retired U.S. employees. The cost of such benefits is expensed over the years the employee renders service and is not funded in advance. The accumulated post-retirement benefit obligation recognized in the Consolidated Statements of Financial Position as of April 30, 2011 and 2010 was $4.4 million and $4.0 million, respectively.  Annual expenses for these plans for fiscal years 2011, 2010 and 2009 were $0.6 million, $0.5 million and $0.4 million, respectively.

The Company has defined contribution savings plans. The Company contribution is based on employee contributions and the level of Company match. The expense for these plans amounted to approximately $8.5 million, $8.4 million and $7.3 million in fiscal years 2011, 2010, and 2009, respectively.

Note 16 – Share-Based Compensation

All equity compensation plans have been approved by security holders. At the meeting of shareholders held in September 2009, shareholders approved the 2009 Key Employee Stock Plan (“the Plan”). Under the Plan, qualified employees are eligible to receive awards that may include stock options, performance-based stock awards, and restricted stock awards.  Under the Plan, a maximum number of 8,000,000 shares of Company Class A stock may be issued. As of April 30, 2011, there were approximately 7,883,337 securities remaining available for future issuance under the Plan. The Company issues treasury shares to fund stock options and performance-based and other restricted stock awards.

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

The following table provides the estimated weighted average fair value, under the Black-Scholes option-pricing model, for each option granted during the periods and the significant weighted average assumptions used in their determination.  The expected life represents an estimate of the period of time stock options will be outstanding based on the historical exercise behavior of option recipients. The risk-free interest rate is based on the corresponding U.S. Treasury yield curve in effect at the time of the grant. The expected volatility is based on the historical volatility of the Company’s Common Stock Price over the estimated life of the option while, the dividend yield is based on the expected dividend payments to be made by the Company.

	For the Twelve Months Ending April 30,
	2011	2010	2009
Fair Value of Options on Grant Date	$11.97	$11.32	$15.30

Weighted Average assumptions:
Expected Life of Options (years)	7.8	7.8	7.7
Risk-Free Interest Rate	2.7%	3.3%	3.8%
Expected Volatility	28.8%	29.9%	25.2%
Expected Dividend Yield	1.6%	1.6%	1.1%
Fair Value of Common Stock on Grant Date	$40.02	$35.04	$47.55

A summary of the activity and status of the Company’s stock option plans follows:

	2011				2010		2009
Stock Options	Options (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Average Intrinsic Value (in millions)	Options (in 000’s)	Weighted Average Exercise Price	Options (in 000’s)	Weighted Average Exercise Price
Outstanding at Beginning of Year	4,987	$36.51			5,722	$34.05	5,730	$31.27
Granted	413	$40.02			695	$35.04	631	$47.55
Exercised	(1,133)	$30.23			(1,407)	$25.74	(622)	$22.02
Expired or Forfeited	(9)	$32.54			(23)	$40.37	(17)	$34.66
Outstanding at End of Year	4,258	$38.52	4.6	$52.8	4,987	$36.51	5,722	$34.05
Exercisable at End of Year	2,218	$35.40	3.3	$34.5	2,513	$31.47	2,937	$27.38
Vested and Expected to Vest in the Future at April 30, 2011	4,092	$38.63	4.6	$50.3

The intrinsic value is the difference between the Company’s common stock price and the option exercise price. The total intrinsic value of options exercised during fiscal years 2011, 2010 and 2009 was $23.5 million, $22.9 million and $11.8 million, respectively.  The total grant date fair value of stock options vested during fiscal year 2011 was $12.3 million.

As of April 30, 2011, there was $5.4 million of unrecognized share-based compensation expense related to stock options, which is expected to be recognized over a period up to 5 years, or 1.7 years on a weighted average basis.

The following table summarizes information about stock options outstanding and exercisable at April 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options (in 000’s)	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Number of Options (in 000’s)	Weighted Average Exercise Price
$19.54 to $20.54	11	0.5	$19.95	11	$19.95
$21.44 to $25.32	347	1.7	$25.11	347	$25.11
$31.89 to $38.55	2,244	4.4	$35.16	1,552	$35.21
$40.02 to $48.46	1,656	5.6	$46.02	308	$48.46
Total/Average	4,258	4.6	$38.52	2,218	$35.40

Performance-Based and Other Restricted Stock Activity:

Under the terms of the Company’s long-term incentive plans, performance-based restricted stock awards are payable in restricted shares of the Company’s Class A Common Stock upon the achievement of certain three-year financial performance-based targets. During each three-year period, the Company adjusts compensation expense based upon its best estimate of expected performance. The restricted performance shares vest 50% on the first and second anniversary date after the award is earned.

The Company may also grant individual restricted share awards of the Company’s Class A Common Stock to key employees in connection with their employment.  The restricted shares generally vest 50% at the end of the fourth and fifth years following the date of the grant.

Under certain circumstances relating to a change of control or termination, as defined, the restrictions would lapse and shares would vest earlier. Activity for performance-based and other restricted stock awards during fiscal years 2011, 2010 and 2009 was as follows (shares in thousands):

	2011		2010	2009
	Restricted Shares	Weighted Average Grant Date Value	Restricted Shares	Restricted Shares
Nonvested Shares at Beginning of Year	926	$39.71	682	1,096
Granted	255	$40.02	363	308
Change in shares due to performance	78	$48.46	191	(459)
Vested and Issued	(349)	$38.82	(292)	(228)
Forfeited	(6)	$48.46	(18)	(35)
Nonvested Shares at End of Year	904	$40.15	926	682

As of April 30, 2011, there was $17.5 million of unrecognized share-based compensation cost related to performance-based and other restricted stock awards, which is expected to be recognized over a period up to 5 years, or 2.9 years on a weighted average basis. Compensation expense for restricted stock awards is measured using the closing market price of the Company’s Class A Common Stock at the date of grant.  The total grant date value of shares vested during fiscal years 2011, 2010 and 2009 was $13.5 million, $10.2 million and $7.8 million, respectively.

Director Stock Awards:

Under the terms of the Company’s Director Stock Plan (the “Director Plan”), each non-employee director receives an annual award of Class A Common Stock equal in value to 100% of the annual director fee, based on the stock price on the date of grant. The granted shares may not be sold or transferred during the time the non-employee director remains a director.  There were 11,144, 14,130 and 8,616 shares awarded under the Director Plan for fiscal years 2011, 2010 and 2009, respectively.

Note 17 - Capital Stock and Changes in Capital Accounts

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

During fiscal year 2011, the Board of Directors of the Company approved a share repurchase program for an additional four million shares of Class A or Class B Common Stock. The approval of this repurchase program increased the number of shares that may be purchased from time to time in the open market and through privately negotiated transactions to eight million.  During fiscal year 2011, the Company repurchased 577,405 shares at an average price $48.42 per share. As of April 30, 2011, the Company has authorization from its Board of Directors to purchase up to approximately 4,221,225 additional shares.

Note 18 - Segment Information

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

Professional/Trade includes the publishing of books, subscription products and information services in all media. Subject areas include business, technology, architecture, cooking, psychology, professional education, travel, health, consumer reference and general interest. Products are developed for worldwide distribution through multiple channels, including major chains and online booksellers, independent bookstores, libraries, colleges and universities, warehouse clubs, corporations, direct marketing and websites. Professional/Trade customers are professionals, consumers and students worldwide. Publishing centers include Asia, Australia, Canada, Germany, the United Kingdom and the United States.

Higher Education includes the publishing of educational materials in all media, for two and four-year colleges and universities, for-profit career colleges and advanced placement classes worldwide, as well as secondary schools in Australia. Higher Education products focus on courses in business and accounting, sciences, engineering, computer science, mathematics, statistics, geography, hospitality and the culinary arts, education, psychology and modern languages. Customers include undergraduate, graduate and advanced placement students, educators and lifelong learners worldwide and secondary school students in Australia. Products are sold and delivered online and in print, principally through college bookstores, online booksellers and websites. The Company maintains centers in Asia, Australia, Canada, India, the United Kingdom and the United States.

Shared Services - The Company reports separate financial data for shared service functions, which are centrally managed for the benefit of the three global businesses, including Distribution, Technology Services, Finance and Other Administration support.

Segment information is as follows (in thousands):

	For the years ended April 30,
	2011	2010	2009
Revenue
Scientific, Technical, Medical and Scholarly	$998,902	$986,683	$969,184
Professional/Trade	437,088	429,988	403,113
Higher Education	306,561	282,391	239,093
Total	$1,742,551	$1,699,062	$1,611,390

Direct Contribution to Profit
Scientific, Technical, Medical and Scholarly	$424,797	$405,241	$399,156
Professional/Trade	95,496	100,196	89,678
Higher Education	101,044	86,212	66,619
Total	$621,337	$591,649	$555,453

Shared Services and Administration Costs
Distribution	$(113,010)	$(110,858)	$(112,961)
Technology Services	(125,766)	(102,634)	(93,015)
Finance	(45,243)	(47,294)	(45,937)
Other Administration	(89,170)	(88,271)	(85,062)
Total	$(373,189)	$(349,057)	$(336,975)

Operating Income	$248,148	$242,592	$218,478
Foreign Exchange Transaction Losses	(2,188)	(10,883)	(11,759)
Interest Expense & Other, net	(14,900)	(31,500)	(42,244)
Income Before Taxes	$231,060	$200,209	$164,475

Total Assets
Scientific, Technical, Medical and Scholarly	$1,486,052	$1,415,979	$1,379,571
Professional/Trade	465,752	469,273	459,484
Higher Education	157,822	156,676	163,333
Corporate/Shared Services	320,515	266,682	214,396
Total	$2,430,141	$2,308,610	$2,216,784

Expenditures for Long Lived Assets
Scientific, Technical, Medical and Scholarly	$24,636	$21,960	$36,859
Professional/Trade	20,881	23,325	30,087
Higher Education	21,545	18,449	34,945
Corporate/Shared Services	45,968	42,390	14,498
Total	$113,030	$106,124	$116,389

Depreciation and Amortization
Scientific, Technical, Medical and Scholarly	$54,423	$52,215	$51,045
Professional/Trade	34,954	32,191	31,703
Higher Education	27,672	25,125	21,926
Corporate/Shared Services	15,457	13,348	11,071
Total	$132,506	$122,879	$115,745

Export sales from the United States to unaffiliated customers amounted to approximately $149.8 million, $140.5 million and $142.3 million in fiscal years 2011, 2010, and 2009, respectively. The pretax income for consolidated operations outside the United States was approximately $162.8 million, $133.1 million and $107.0 million in 2011, 2010, and 2009, respectively.

Revenue from external customers based on the location of the customer and long-lived assets by geographic area were as follows (in thousands):

	Revenue			Long-Lived Assets
	2011	2010	2009	2011	2010	2009
United States	$888,833	$865,519	$812,416	$557,263	$734,512	$731,535
United Kingdom	117,072	120,953	126,190	1,113,946	889,921	845,681
Germany	91,502	91,954	88,336	146,037	132,783	140,507
Asia	242,177	234,585	220,107	7,239	3,454	3,309
Australia	78,722	79,194	65,084	64,722	57,447	44,618
Canada	79,227	70,566	67,189	5,924	5,635	4,424
Other Countries	245,018	236,291	232,068	-	-	-
Total	$1,742,551	$1,699,062	$1,611,390	$1,895,131	$1,823,752	$1,770,074

Note 19 – Interest Income and Other

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

Supplementary Financial Information

Results By Quarter (Unaudited)

Dollars in millions, except per share data

	2011		2010

Revenue
First Quarter	$407.9		$388.4
Second Quarter	441.8		448.0
Third Quarter	447.9		427.1
Fourth Quarter	445.0		435.6
Fiscal Year	$1,742.6		$1,699.1

Gross Profit
First Quarter	$282.7		$266.8
Second Quarter	302.3		309.2
Third Quarter	309.9		293.7
Fourth Quarter	308.6		295.4
Fiscal Year	$1,203.5		$1,165.1

Operating Income
First Quarter	$63.1		$55.7
Second Quarter (c)	77.7		75.3
Third Quarter (b,c)	69.7		68.3
Fourth Quarter (d)	37.6		43.3
Fiscal Year	$248.1		$242.6

Net Income
First Quarter (a)	$44.0		$26.9
Second Quarter (c)	53.7		46.3
Third Quarter (b,c)	45.6		42.4
Fourth Quarter (d)	28.6		27.9
Fiscal Year	$171.9		$143.5

	2011		2010
Income Per Share	Diluted	Basic	Diluted	Basic
First Quarter (a)	$0.72	$0.74	$0.45	$0.46
Second Quarter (c)	0.88	0.89	0.78	0.79
Third Quarter (b,c)	0.74	0.76	0.71	0.72
Fourth Quarter (d)	0.46	0.47	0.46	0.47
Fiscal Year	$2.80	$2.86	$2.41	$2.45

(a)
In the first quarter of  fiscal year 2011, the Company recorded a $4.2 million tax benefit or $0.07 per diluted share associated with new tax legislation enacted in the U.K. that reduced the corporate income tax rate from 28% to 27%. The benefit recognized by the Company reflects the adjustments required to record all U.K.-related deferred tax balances at the new income tax rate.

(b)
In the third quarter of fiscal year 2011, the Company recorded a $9.3 million bad debt provision ($6.0 million after taxes) or $0.10 per diluted share related to the Company’s customer, Borders Group, Inc. (“Borders”). On February 16, 2011, Borders filed a petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy code.

(c)
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

(d)
In the fourth quarter of fiscal year 2010, the Company recognized restructuring charges principally related to off-shoring and outsourcing certain marketing and content management activities to Singapore. The fourth quarter charge was $0.8 million ($0.5 million after taxes) or $0.01 per diluted share.

Schedule II

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED APRIL 30, 2011, 2010, AND 2009

(Dollars in thousands)

		Additions/ (Deductions)
Description	Balance at Beginning of Period	Charged to Cost & Expenses	Deductions From Reserves(2)	Balance at End of Period
Year Ended April 30, 2011
Allowance for Sales Returns (1)	$55,311	$96,841	$103,243	$48,909
Allowance for Doubtful Accounts	$6,859	$13,989	$1,206	$19,642
Allowance for Inventory Obsolescence	$39,674	$19,216	$21,973	$36,917
Year Ended April 30, 2010
Allowance for Sales Returns (1)	$55,207	$102,395	$102,291	$55,311
Allowance for Doubtful Accounts	$5,655	$3,177	$1,973	$6,859
Allowance for Inventory Obsolescence	$36,329	$28,699	$25,354	$39,674
Year Ended April 30, 2009
Allowance for Sales Returns (1)	$55,483	$93,738	$94,014	$55,207
Allowance for Doubtful Accounts	$8,025	$2,019	$4,389	$5,655
Allowance for Inventory Obsolescence	$35,420	$28,405	$27,496	$36,329

(1)
Allowance for sales returns represents anticipated returns net of a recovery of inventory and royalty costs. The provision is reported as a reduction of gross sales to arrive at revenue and the reserve balance is reported as a reduction of accounts receivable with corresponding increases in Inventory and a reduction in Accounts and royalties payable (See Note 2).

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

Management’s Report on Internal Control over Financial Reporting: Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of April 30, 2011.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during fiscal year 2011.

Item 9B.    Other Information

None

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The name, age and background of each of the directors nominated for election are contained under the caption “Election of Directors” in the Proxy Statement for our 2011 Annual Meeting of Shareholders and are incorporated herein by reference.

Information on the beneficial ownership reporting for the directors and executive officers is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Information on the audit committee financial experts is contained in the Proxy Statement for the 2011 Annual Meeting of Shareholders under the caption “Report of the Audit Committee” and is incorporated herein by reference.

Information on the Audit Committee Charter is contained in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders under the caption “Certain Information Concerning the Board” and is incorporated herein by reference.

Information with respect to the Company’s Corporate Governance principles is publicly available on the Company’s Corporate Governance website at www.wiley.com/WileyCDA/Section/id-301708.html.

Executive Officers

Set forth below as of April 30, 2011 are the names and ages of all executive officers of the Company, the period during which they have been officers, and the offices presently held by each of them.

Name and Age	Officer Since	Present Office

Peter Booth Wiley 68	2002	Chairman of the Board since September 2002 and a Director since 1984.

William J. Pesce 60	1989	President and Chief Executive Officer and a Director since 1998 (Retired on April 30, 2011 and was succeeded by Stephen M. Smith on May 1, 2011).

Stephen M. Smith 56	1995	Executive Vice President and Chief Operating Officer since 2009 (Succeeded William J. Pesce as President and Chief Executive Officer on May 1, 2011).

Ellis E. Cousens 59	2001	Executive Vice President and Chief Financial and Operations Officer since 2001.

Mark J. Allin 49	2010	Senior Vice President, Professional and Trade Publishing since 2010.

William Arlington 62	1990	Senior Vice President, Human Resources since 1996.

Bonnie E. Lieberman 63	1990	Senior Vice President, Higher Education since 1996 (Retired on April 30, 2011 and was succeeded by Joseph S. Heider on May 1, 2011).

Joseph S. Heider 52	2011	Senior Vice President, US Higher Education since 2011 (Succeeded Bonnie E. Lieberman as Senior Vice President of Global Higher Education on May 1, 2011).

Gary M. Rinck 59	2004	Senior Vice President, General Counsel since 2004.

Steven J. Miron 50	2010	Senior Vice President, Wiley-Blackwell and Scientific, Technical, Medical and Scholarly business since 2010.

Vincent Marzano 48	2006	Vice President, Treasurer since 2006.

Edward J. Melando 55	2002	Vice President, Corporate Controller and Chief Accounting Officer since 2002.

Michael Preston 43	2009	Corporate Secretary since 2009.

Each of the officers listed above will serve until the next organizational meetings of the Board of Directors of the Company and until each of the respective successors are duly elected and qualified.

Item 11.     Executive Compensation

Information on compensation of the directors and executive officers is contained in the Proxy Statement for the 2011 Annual Meeting of Shareholders under the captions “Directors’ Compensation” and “Executive Compensation,” respectively, and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is contained in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders under the caption “Beneficial Ownership of Directors and Management” and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

None

Item 14.     Principal Accountant Fees and Services

Information required by this item is contained in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders under the caption “Report of the Audit Committee” and is incorporated herein by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements and Schedules are included in the attached index on page 3 and are filed as part of this report
(b)	Reports on Form 8-K
Earnings release on the fiscal year 2011 results issued on Form 8-K dated June 16, 2011, which included certain condensed financial statements of the Company.
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

10.6	2009 Director Stock Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2009).
10.7	2009 Executive Annual Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2009).
10.8	Amended 2009 Key Employee Stock Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2010).
10.9	Supplemental Executive Retirement Plan as Amended and Restated effective as of January 1, 2009 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2010).
10.10
Amendments A and B to the Supplemental Executive Retirement Plan as Amended and Restated Effective January 1, 2009 (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2010).

10.11
Supplemental Benefit Plan Amended and Restated as of January 1, 2009, including amendments through August 1, 2010 (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended January 31, 2011).

10.12	Deferred Compensation Plan as Amended and Restated effective as of January 1, 2008 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2010).
10.13	Deferred Compensation Plan for Directors’ 2005 & After Compensation (incorporated by reference to the Report on Form 8-K, filed December 21, 2005).
10.14	Form of the Fiscal Year 2012 Qualified Executive Long Term Incentive Plan
10.15	Form of the Fiscal Year 2011 Qualified Executive Long Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2010).
10.16	Form of the Fiscal Year 2011 Qualified Executive Annual Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2010).
10.17	Form of the Fiscal Year 2011 Executive Annual Strategic Milestones Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2010).
10.18	Form of the Fiscal Year 2010 Qualified Executive Long Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2009).
10.19	Form of the Fiscal Year 2010 Qualified Executive Annual Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2009).
10.20	Form of the Fiscal Year 2010 Executive Annual Strategic Milestones Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2009).
10.21	Senior Executive Employment Agreement to Arbitrate dated as of April 29, 2003 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2003).
10.22
Schedule of individual officers party to Senior Executive Employment Agreement to Arbitrate dated as of April 29, 2003 (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2009).

10.23	Senior Executive Non-competition and Non-Disclosure Agreement dated as of April 29, 2003 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2003).
10.24
Schedule of individual officers party to Senior Executive Non-Competition and Non-Disclosure Agreement dated as of April 29, 2003 (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2009).

10.25
Senior executive Employment Agreement dated as of December 1, 2008, between William J. Pesce and the Company (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended January 31, 2009).

10.26
Senior executive Employment Agreement dated as of September 17, 2010 and effective as of May 1, 2011, between Stephen M. Smith and the Company (incorporated by reference to the Company’s Report on Form 8-K dated as of September 22, 2010)

10.27	Senior executive Employment Agreement dated as of May 1, 2010, between Stephen J. Miron and the Company.
10.28
Senior executive Employment Agreement dated as of December 1, 2008, between Ellis E. Cousens and the Company (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended January 31, 2009).

10.29	Senior executive Employment Agreement letter dated as of March 15, 2004, between Gary M. Rinck and the Company.
21*	List of Subsidiaries of the Company
23*	Consent of KPMG LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN WILEY & SONS, INC.
(Company)

By:	/s/ Stephen M. Smith
Stephen M. Smith
President and Chief Executive Officer

By:	/s/ Ellis E. Cousens
Ellis E. Cousens
Executive Vice President and
Chief Financial and Operations Officer

By:	/s/ Edward J. Melando
Edward J. Melando
Vice President, Controller and
Chief Accounting Officer

Dated: June 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons constituting directors of the Company on June 16, 2011.

/s/ Warren J. Baker	/s/ William J. Pesce
Warren J. Baker	William J. Pesce

/s/ Richard M. Hochhauser	/s/ William B. Plummer
Richard M. Hochhauser	William B. Plummer

/s/ Mathew S. Kissner	/s/ Kalpana Raina
Mathew S. Kissner	Kalpana Raina

/s/ Raymond McDaniel, Jr.	/s/ Stephen M. Smith
Raymond McDaniel, Jr.	Stephen M. Smith

/s/ Eduardo R. Menascé	/s/ Bradford Wiley II
Eduardo R. Menascé	Bradford Wiley II

/s/ Peter Booth Wiley
Peter Booth Wiley