Form 10-Q
period 2011-07-31
WILEY JOHN & SONS, INC.
filed 2011-09-08
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]                    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended July 31, 2011                                                                                                                     Commission File No. 1-11507

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

Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [x]   No [  ]

Indicate by check mark, whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [x]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [ ] NO [X]

The number of shares outstanding of each of the Registrant’s classes of Common Stock as of August 31, 2011 were:

Class A, par value $1.00 – 51,364,117
Class B, par value $1.00 – 9,538,411

This is the first page of a 29 page document

JOHN WILEY & SONS, INC.

INDEX

PART I	-	FINANCIAL INFORMATION	PAGE NO.

Item 1.		Financial Statements.

		Condensed Consolidated Statements of Financial Position - Unaudited as of July 31, 2011 and 2010, and April 30, 2011	3

		Condensed Consolidated Statements of Income - Unaudited for the three months ended July 31, 2011 and 2010	4

		Condensed Consolidated Statements of Cash Flows – Unaudited for the three months ended July 31, 2011 and 2010	5

		Notes to Unaudited Condensed Consolidated Financial Statements	6-12

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-20

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	21-22

Item 4.		Controls and Procedures	23

PART II	-	OTHER INFORMATION

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6.		Exhibits and Reports on Form 8-K	24

SIGNATURES AND CERTIFICATIONS			25

EXHIBITS			26-29

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - UNAUDITED
(In thousands)

	July 31,		April 30,
	2011	2010	2011
Assets:
Current Assets
Cash and cash equivalents	$121,733	$113,880	$201,853
Accounts receivable	197,880	204,463	168,310
Inventories	103,504	107,830	106,423
Prepaid and other	41,098	33,422	50,904
Total Current Assets	464,215	459,595	527,490

Product Development Assets	105,140	105,371	109,554
Technology, Property & Equipment	165,712	150,987	165,541
Intangible Assets	922,426	907,885	932,730
Goodwill	640,720	618,828	642,898
Other Assets	50,307	43,447	51,928
Total Assets	$2,348,520	$2,286,113	$2,430,141

Liabilities & Shareholders' Equity:
Current Liabilities
Accounts and royalties payable	$149,968	$150,472	$155,262
Deferred revenue	232,731	215,821	321,409
Accrued employment costs	44,010	43,176	87,770
Accrued income taxes	12,756	2,799	5,924
Accrued pension liability	4,437	2,222	4,447
Other accrued liabilities	51,684	55,450	57,853
Current portion of long-term debt	118,125	75,625	123,700
Total Current Liabilities	613,711	545,565	756,365

Long-Term Debt	356,875	611,375	330,500
Accrued Pension Liability	92,603	121,135	91,594
Deferred Income Tax Liabilities	184,996	167,080	192,909
Other Long-Term Liabilities	81,518	72,712	80,884

Shareholders’ Equity
Class A & Class B common stock	83,190	83,191	83,190
Additional paid-in-capital	256,267	214,895	247,046
Retained earnings	1,174,883	1,037,542	1,136,224
Accumulated other comprehensive loss	(131,043)	(223,414)	(127,741)
Treasury stock	(364,480)	(343,968)	(360,830)
Total Shareholders’ Equity	1,018,817	768,246	977,889
Total Liabilities & Shareholders' Equity	$2,348,520	$2,286,113	$2,430,141

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(In thousands except per share information)

	For The Three Months
	Ended July 31,
	2011	2010

Revenue	$430,069	$407,938

Costs and Expenses
Cost of sales	129,674	125,269
Operating and administrative expenses	231,169	211,028
Amortization of intangibles	9,074	8,582
Total Costs and Expenses	369,917	344,879

Operating Income	60,152	63,059

Interest Expense	(1,737)	(5,708)
Foreign Exchange Transaction Losses	(219)	(683)
Interest Income and Other	584	420

Income Before Taxes	58,780	57,088
Provision For Income Taxes	7,984	13,043

Net Income	$50,796	$44,045

Earnings Per Share
Diluted	$0.82	$0.72
Basic	$0.84	$0.74

Cash Dividends Per Share
Class A Common	$0.20	$0.16
Class B Common	$0.20	$0.16

Average Shares
Diluted	61,824	60,905
Basic	60,670	59,877

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW – UNAUDITED
(In thousands)
	For The Three Months
	Ended July 31,
	2011	2010
Operating Activities
Net income	$50,796	$44,045
Adjustments to reconcile net income to cash used for operating activities:
Amortization of intangibles	9,074	8,582
Amortization of composition costs	11,973	11,648
Depreciation of technology, property and equipment	12,148	10,996
Non-cash deferred tax benefits	(8,769)	(4,155)
Stock-based compensation	3,460	3,938
Excess tax benefits from stock-based compensation	(1,487)	(464)
Foreign exchange transaction losses	219	683
Pension expense, net of contributions	2,953	3,947
Royalty advances	(27,746)	(24,280)
Earned royalty advances	28,842	24,051
Other non-cash charges	3,384	2,617
Change in deferred revenue	(88,401)	(57,695)
Net change in operating assets and liabilities, excluding acquisitions	(31,739)	(41,048)
Cash Used for Operating Activities	(35,293)	(17,135)
Investing Activities
Composition spending	(11,363)	(10,938)
Additions to technology, property and equipment	(12,537)	(9,477)
Acquisitions, net of cash acquired	(4,038)	(2,402)
Cash Used for Investing Activities	(27,938)	(22,817)
Financing Activities
Repayment of long-term debt	(125,580)	(76,900)
Borrowings of long-term debt	146,380	114,900
Change in book overdrafts	(26,219)	(27,858)
Cash dividends	(12,137)	(9,602)
Purchase of treasury stock	(9,377)	-
Proceeds from exercise of stock options and other	9,982	2,733
Excess tax benefits from stock-based compensation	1,487	464
Cash (Used for) Provided by Financing Activities	(15,464)	3,737
Effects of Exchange Rate Changes on Cash	(1,425)	(3,418)
Cash and Cash Equivalents
Decrease for the Period	(80,120)	(39,633)
Balance at Beginning of Period	201,853	153,513
Balance at End of Period	$121,733	$113,880
Cash Paid During the Period for:
Interest	$887	$5,297
Income taxes, net	$2,388	$1,760

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, results of operations and cash flows for the periods presented.  Operating results for the interim period are not necessarily indicative of the results expected for the full year.  These financial statements should be read in conjunction with the most recent audited financial statements included in the Company’s Form 10-K for the fiscal year ended April 30, 2011.

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

The Company has historically reported sales return reserves, net of an inventory and royalty recovery, as a component of Accounts Receivable in the Condensed Consolidated Statements of Financial Position. In the fourth quarter of fiscal year 2011, the Company changed the presentation of the net sales return reserve to reflect each respective balance sheet account. As such, the Company has reclassified approximately $9.2 million to increase inventory and $7.7 million to reduce Accounts and Royalties Payable from the July 31, 2010 Accounts Receivable balance.

The Company has historically presented author advance payments as a component of Investing Activities in the Condensed Consolidated Statements of Cash Flows. In the fourth quarter of fiscal year 2011, the Company changed the presentation of royalty advance payments from an Investing Activity to an Operating Activity. To be consistent with current year presentation, the Company reclassified approximately $24.3 million of royalty advance payments for the three months ended July 31, 2010 from Investing Activities to Operating Activities.

Certain other prior year amounts have been reclassified to conform to the current year’s presentation.

2.	Recent Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”).  ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products and services separately rather than as a combined unit. Specifically, this guidance amends the existing criteria for separating consideration received in multiple-deliverable arrangements, eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  The guidance also establishes a hierarchy for determining the selling price of a deliverable, which is based on vendor-specific objective evidence; third-party evidence; or management estimates.  Expanded disclosures related to the Company’s multiple-deliverable revenue arrangements are also required.  The new guidance was adopted by the Company for all revenue arrangements entered into or materially modified on and after May 1, 2011 and did not have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  ASU 2010-06 requires new disclosures for transfers in and out of Levels 1 and 2 of the fair value measurement hierarchy, and expands disclosures related to activity in Level 3 fair value measurements.  ASU 2010-06 also clarifies existing disclosures on the level of detail required for assets and liabilities measured at fair value from their respective line items on the statement of financial position, and the valuation techniques and inputs used in fair value measurements that fall within Level 2 or Level 3 of the fair value hierarchy. Except for the disclosures related to the activity in Level 3 fair value measurements, the Company adopted ASU 2010-06 as of May 1, 2010. The requirement to provide detailed disclosures about the activity for Level 3 fair value measurements was adopted by the Company as of May 1, 2011. Since the revised guidance only required additional disclosures about the Company’s fair value measurements, its adoption did not affect the Company’s financial position or results of operations.

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

The Company has share-based compensation plans under which employees may be granted options to purchase shares of Company common stock at the fair market value at the time of grant.  In addition to stock options, the Company grants performance-based stock awards and other restricted stock awards to certain management level employees. The Company recognizes the grant date fair value of share-based compensation in net income on a straight-line basis over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established three years in advance. For the three months ended July 31, 2011 and 2010, the Company recognized share-based compensation expense, on a pre-tax basis, of $3.5 million and $3.9 million, respectively.

The following table provides share-based compensation data for awards granted by the Company:

	For the Three Months Ended July 31,
	2011	2010
Restricted Stock:
Awards granted (in thousands)	253	250
Weighted average fair market value of grant	$49.55	$40.02

Stock Options:
Awards granted (in thousands)	411	413
Weighted average fair market value of grant	$14.11	$11.97

The weighted average Black-Scholes fair value assumptions for stock option grants are as follows:

	For the Three Months Ended July 31,
	2011	2010
Expected life of options (years)	7.3	7.7
Risk-free interest rate	2.3%	2.7%
Expected volatility	29.0%	28.9%
Expected dividend yield	1.6%	1.6%
Fair value of common stock on grant date	$49.55	$40.02

4.      Comprehensive Income (Loss)

Comprehensive income (loss) was as follows (in thousands):

	For the Three Months Ended July 31,
	2011	2010
Net income	$50,796	$44,045
Changes in other comprehensive income (loss):
Foreign currency translation adjustment	(3,881)	1,197
Unamortized retirement costs, net of tax	701	930
Unrealized (loss)/gain on interest rate swaps, net of tax	(122)	2,105
Comprehensive income	$47,494	$48,277

A reconciliation of accumulated other comprehensive income (loss) follows (in thousands):

	For the Three Months
	April 30, 2011	Change for Period	July 31, 2011
Foreign currency translation adjustment	$(65,808)	$(3,881)	$(69,689)
Unamortized retirement costs, net of tax	(61,636)	701	(60,935)
Unrealized loss on interest rate swaps, net of tax	(297)	(122)	(419)
Total	$(127,741)	$(3,302)	$(131,043)

5.	Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

	For the Three Months Ended July 31,
	2011	2010
Weighted average shares outstanding	60,857	60,176
Less: Unearned restricted shares	(187)	(299)
Shares used for basic earnings per share	60,670	59,877
Dilutive effect of stock options and other stock awards	1,154	1,028
Shares used for diluted earnings per share	61,824	60,905

For the three months ended July 31, 2011 and 2010, options to purchase Class A Common Stock of 410,568 and 2,348,386, respectively, have been excluded from the shares used for diluted earnings per share, as their inclusion would have been antidilutive. In addition, for the three months ended July 31, 2011 and 2010, unearned restricted shares of 43,150 and 20,500, respectively, have been excluded as their inclusion would have been antidilutive.

6.	Inventories

Inventories were as follows (in thousands):
	As of July 31,		As of April 30,
	2011	2010	2011
Finished goods	$83,401	$83,921	$87,080
Work-in-process	7,758	7,673	7,850
Paper, cloth and other	10,342	10,596	7,940
	101,501	102,190	102,870
Inventory value from estimated returns	8,235	9,237	9,485
LIFO reserve	(6,232)	(3,597)	(5,932)
Total inventories	$103,504	$107,830	$106,423

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

Segment information is as follows (in thousands):
	For the Three Months
	Ended July 31,
	2011	2010
Revenue
Scientific, Technical, Medical and Scholarly	$252,715	$229,399
Professional/Trade	100,345	99,898
Higher Education	77,009	78,641
Total	$430,069	$407,938

Direct Contribution to Profit
Scientific, Technical, Medical and Scholarly	$106,157	$93,743
Professional/Trade	22,768	21,685
Higher Education	26,937	32,301
Total	$155,862	$147,729

Shared Services and Administration Costs
Distribution	$(27,556)	$(27,020)
Technology Services	(33,614)	(27,550)
Finance	(10,911)	(10,018)
Other Administration	(23,629)	(20,082)
Total	$(95,710)	$(84,670)
Operating Income	$60,152	$63,059

8.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of July 31,		As of April 30,
	2011	2010	2011
Intangible assets with indefinite lives:
Brands and trademarks	$174,319	$170,990	$175,193
Acquired publishing rights	110,941	99,600	111,908
	$285,260	$270,590	$287,101

Net intangible assets with determinable lives:
Acquired publishing rights	$576,160	$576,207	$583,549
Customer relationships	49,139	50,884	50,157
Brands and trademarks	11,518	10,041	11,870
Covenants not to compete	349	163	53
	$637,166	$637,295	$645,629
Total	$922,426	$907,885	$932,730

The changes in intangible assets at July 31, 2011 compared to July 31, 2010 and April 30, 2011 are primarily due to foreign exchange translation and amortization expense.

9.	Income Taxes

The effective tax rate for the first quarter of fiscal year 2012 was 13.6% compared to 22.8% in the prior year.  During the first quarters of fiscal years 2012 and 2011, the Company recorded non-cash deferred tax benefits of $8.8 million ($0.14 per share) and $4.2 million ($0.07 per share), respectively, principally associated with new tax legislation enacted in the United Kingdom (“U.K.”) that reduced the U.K. statutory income tax rates by 2% and 1%, respectively. The benefits recognized by the Company reflect the remeasurement of all applicable U.K. deferred tax balances to the new income tax rates as of April 1, 2012 and 2011, respectively.  Excluding the tax benefits described above, the Company’s effective tax rate decreased from 30.1% to 28.5% principally due to higher tax benefits on non-U.S. earnings.

10.	Defined Benefit Retirement Plans

The components of net pension expense for the defined benefit plans were as follows (in thousands):

	For the Three Months Ended July 31,
	2011	2010
Service Cost	$4,210	$3,928
Interest Cost	7,027	6,567
Expected Return on Plan Assets	(7,358)	(6,230)
Net Amortization of Prior Service Cost	224	220
Recognized Net Actuarial Loss	1,256	1,744
Net Pension Expense	$5,359	$6,229

Employer pension plan contributions were $2.4 million and $2.3 million for the three months ended July 31, 2011 and 2010, respectively.

11.	Derivative Instruments and Hedging Activities

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

The Company had approximately $475.0 million of variable rate loans outstanding at July 31, 2011, which approximated fair value. As of July 31, 2011, the Company has an interest rate swap agreement that is designated as a fully effective cash flow hedge as defined under Accounting Standards Codification (“ASC”) 815. During the first quarter of fiscal year 2011, the Company maintained two interest rate swap agreements which were also designated as fully effective cash flow hedges.  As a result, there was no impact on the Company’s Condensed Consolidated Statements of Income for changes in the fair value of the interest rate swaps.  Under ASC 815, fully effective derivative instruments that are designated as cash flow hedges have changes in their fair value recorded initially within Accumulated Other Comprehensive Loss on the Condensed Consolidated Statements of Financial Position. As interest expense is recognized based on the variable rate loan agreements, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated Other Comprehensive Loss to Interest Expense in the Condensed Consolidated Statements of Income. It is management’s intention that the notional amount of interest rate swaps be less than the Term Loan and the Revolving Credit Facility outstanding during the life of the derivative.

On February 16, 2007, the Company entered into an interest rate swap agreement which fixed variable interest due on a portion of its term loan (“Term Loan”). Under the terms of the agreement, the Company paid a fixed rate of 5.076% and received a variable rate of interest based on three month LIBOR (as defined) from the counterparty which was reset every three months for a four-year period ending February 8, 2011, the date that the swap expired.  As of July 31, 2010, the notional amount of the interest rate swap was $200.0 million.

On October 19, 2007, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its revolving credit facility (“Revolving Credit Facility”).  Under the terms of this interest rate swap, the Company paid a fixed rate of 4.60% and received a variable rate of interest based on three month LIBOR (as defined) from the counterparty which was reset every three months for a three-year period. This interest rate swap expired on August 8, 2010 and had a notional amount of $100.0 million as of July 31, 2010.

On August 19, 2010, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding.  Under the terms of the agreement, the Company pays a fixed rate of 0.8% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a twenty-nine month period ending January 19, 2013.  As of July 31, 2011, the notional amount of the interest rate swap was $125.0 million.

The Company records the fair value of its interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets.  The fair value of the interest rate swaps as of July 31, 2011 and 2010 and April 30, 2011 was a net deferred loss of $0.7 million, $8.2 million and $0.5 million, respectively. As of July 31, 2011 and April 30, 2011, the deferred losses were recorded in Other Long-Term Liabilities on the Condensed Consolidated Statements of Financial Position. As of July 31, 2010, the deferred loss was recorded in Other Accrued Liabilities, based on the maturity dates of the contracts.  Net losses that have been reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the three months ended July 31, 2011 and 2010 were $0.2 million and $3.6 million, respectively.

During the first quarters of fiscal years 2012 and 2011, the Company entered into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Losses on the Condensed Consolidated Statements of Income.  The Company did not designate these forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. Therefore, the forward exchange contracts were marked to market through Foreign Exchange Transaction Losses, and carried at their fair value on the Condensed Consolidated Statements of Financial Position. Accordingly, the fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the remeasured foreign currency denominated assets and liabilities attributable to changes in foreign currency exchange rates. As of July 31, 2011 and 2010, the fair values of the open forward exchange contracts were gains (losses) of approximately $0.3 million and $(0.2) million, respectively, and were recorded within the Prepaid and Other and Other Accrued Liabilities line items, respectively, on the Condensed Consolidated Statements of Financial Position. The fair values of the contracts were measured on a recurring basis using Level 2 inputs. For the three months ended July 31, 2011 and 2010, the gains/(losses) recognized on the forward contracts were $0.3 million and $(0.2) million, respectively. As of April 30, 2011, there were no open forward exchange contracts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – FIRST QUARTER ENDED JULY 31, 2011

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

Revenue and Gross Profit:

Revenue for the first quarter of fiscal year 2012 increased 5% to $430.1 million, but was flat excluding the favorable impact of foreign exchange.  Excluding foreign exchange, solid growth in Scientific, Technical, Medical and Scholarly (“STMS”) was offset by declines in Higher Education (“HE”) and Professional/Trade (“P/T”).

Gross profit margin for the first quarter of fiscal year 2012 of 69.8% was 0.5% higher than prior year, or 0.4% excluding the favorable impact of foreign exchange.  The improvement was mainly driven by increased sales of higher margin digital products.

Operating and Administrative Expenses:

Operating and administrative expenses for the first quarter of fiscal year 2012 of $231.2 million were 10% higher than prior year, or 5% excluding the unfavorable impact of foreign exchange.  The increase was primarily driven by higher technology costs ($3 million) to support investments in digital products and infrastructure; higher employment costs ($2 million) due to merit and headcount increases, net of lower retirement costs; higher rent and facility costs ($2 million); and increased travel expenses ($2 million); partially offset by lower distribution costs due to increased sales of digital products ($1 million).

Operating Income:

Operating income for the first quarter of fiscal year 2012 decreased 5% to $60.2 million, or 11% excluding the favorable impact of foreign exchange.  On a currency neutral basis, the decline was driven by higher operating and administrative expenses to support business growth, partially offset by higher gross profit margins.

Interest Expense/Income, Foreign Exchange Transaction Losses and Other:

Interest expense for the first quarter of fiscal year 2012 decreased $4.0 million to $1.7 million.  Lower interest rates and lower average debt contributed approximately $3.2 million and $0.8 million to the decrease, respectively.  Losses on foreign currency transactions for the first quarters ended July 31, 2011 and 2010 were $0.2 million and $0.7 million, respectively.  Interest income and other for the first quarter of fiscal year 2012 increased $0.2 million to $0.6 million.

Provision for Income Taxes:

The effective tax rate for the first quarter of fiscal year 2012 was 13.6% compared to 22.8% in the prior year.  During the first quarters of fiscal years 2012 and 2011, the Company recorded non-cash deferred tax benefits of $8.8 million ($0.14 per share) and $4.2 million ($0.07 per share), respectively, principally associated with new tax legislation enacted in the United Kingdom (“U.K.”) that reduced the U.K. statutory income tax rates by 2% and 1%, respectively.   The benefits recognized by the Company reflect the remeasurement of all applicable U.K. deferred tax balances to the new income tax rates as of April 1, 2012 and 2011, respectively.  Excluding the tax benefits described above, the Company’s effective tax rate decreased from 30.1% to 28.5% principally due to higher tax benefits on non-U.S. earnings.

Earnings Per Share:

Earnings per diluted share for the first quarters of fiscal years 2012 and 2011 were $0.82 and $0.72, respectively.  Excluding the effects of favorable foreign exchange translation and transaction losses ($0.05 per share) and the fiscal year 2012 ($0.14 per share) and fiscal year 2011 ($0.07 per share) deferred tax benefits associated with the changes in U.K. corporate income tax rates, earnings per diluted share decreased 3%.

First Quarter Segment Results

Scientific, Technical, Medical and Scholarly (STMS):
	For the Three Months
	Ended July 31,			% change
Dollars in thousands	2011	2010	% change	w/o FX

Journal Subscriptions	$163,296	$146,035	12%	4%
Books	37,743	40,710	-7%	-11%
Other Publishing Income	51,676	42,654	21%	14%
Total Revenue	$252,715	$229,399	10%	3%

Gross Profit	184,098	166,796	10%	3%
Gross Profit Margin	72.8%	72.7%

Direct Expenses & Amortization	77,941	73,053	7%	-%

Direct Contribution to Profit	$106,157	$93,743	13%	6%
Direct Contribution Margin	42.0%	40.9%

Revenue:

STMS revenue for the first quarter of fiscal year 2012 increased 10% to $252.7 million, or 3% excluding the favorable impact of foreign exchange.  On a currency neutral basis, the growth was driven by solid journal subscription and other publishing income growth, partially offset by a decline in book revenue.

Journal Subscriptions

Journal subscription revenue for the first quarter of fiscal year 2012 of $163.3 million increased 12% from the prior year, or 4% excluding the favorable impact of foreign exchange.  On a currency neutral basis, the growth was driven by an increase in journal subscriptions ($4 million), the timing of journal publications ($2 million) and new society business.

Due to the fact that the majority of the Company’s journal subscriptions are licensed on a calendar year basis, the Company also monitors and analyzes its journal subscription revenue on that basis.  As of July 31, 2011, calendar year 2011 subscription billings increased approximately 3% on a currency neutral basis, as a result of increased customer orders and new business. Calendar year 2011 journal collection licenses now account for 77% of our institutional subscription revenues, up from 72% in the prior year.

Books

Books revenue for the first quarter of fiscal year 2012 decreased 7% to $37.7 million, or 11% excluding the favorable impact of foreign exchange. On a currency neutral basis, the decline was driven by a one-time $5 million online book license with a consortium in Saudi Arabia in the prior year.

Other Publishing Income

Other publishing income for the first quarter of fiscal year 2012 increased 21% to $51.7 million, or 14% excluding the favorable impact of foreign exchange.  On a currency neutral basis, the growth reflects higher revenue from journal reprints ($2 million), rights ($2 million), and other principally backfiles licenses and advertising revenue ($2 million).

Gross Profit:

Gross profit margin for the first quarter of fiscal year 2012 was 72.8% compared to 72.7% in the prior year.

Direct Expenses and Amortization:

Direct expenses and amortization for the first quarter of fiscal year 2012 increased 7% to $77.9 million, but were flat excluding the unfavorable impact of foreign exchange.

Direct Contribution to Profit:

Direct contribution to profit increased 13% to $106.2 million in the first quarter of fiscal year 2012, or 6% excluding the favorable impact of foreign exchange driven by the increase in revenue described above.  Direct contribution margin in the first quarter of fiscal year 2012 was 42.0% compared to 40.9% in the prior year quarter. The improvement was mainly driven by lower direct expenses growth as a percentage of revenue growth.

Society Partnerships
•	14 new society journals were signed with combined estimated future annual revenue of $4 million
•	36 renewals/extensions were signed with $5 million in estimated future combined annual revenue
•	No journal society contracts were lost

New Society Contracts
•	The Reading Teacher, Journal of Adolescent & Adult Literacy, and Reading Research Quarterly, for the International Reading Association
•	TESOL Quarterly and TESOL Journal, for Teachers of English to Speakers of Other Languages (TESOL)
•	The Hastings Center Report, a leading journal in applied ethics, covering areas such as bioethics and the environment
•	Symbolic Interaction, for the Society for the Study of Symbolic Interaction
•	International Journal of Pediatric Obesity, for the International Association for the Study of Obesity
•
PsyCh Journal, for the Institute of Psychology, Chinese Academy of Sciences (IPCAS), China’s national psychology research institute. The journal will be the first English-language Psychology journal to appear from China.

•
Four new titles added to our existing partnership with the Policy Studies Organisation:  Policy & Internet, Poverty & Public Policy, Risk, Hazards & Crisis in Public Policy and World Medical & Health Policy.

Alliances
•
Strategic alliance with CECity, Inc. to provide healthcare professionals with new, customized quality and learning solutions. CECity provides healthcare information technology platforms that link job performance improvement, lifelong learning and quality reporting to drive high-quality clinical outcomes and patient care. This partnership will employ CECity’s market-leading technology capabilities with Wiley’s quality content to develop personalized eLearning and job performance improvement services for healthcare professionals.

•
We have signed a five-year publishing agreement with the Society for Chemical industry (SCI) for the publication of Chemistry and Industry, a topical and international magazine that bridges the gap between scientific innovation and business.

Impact Factors
•
In June, Wiley announced that the number of journal titles with an impact factor in the Thomson ISI® 2010 Journal Citation Reports increased 7% to 1,087 titles of which 317 are ranked in the top ten. Approximately 73% of Wiley’s journal portfolio have a reported impact factor.

Wiley Online Library and other digital initiatives

In the first full year since the launch of Wiley Online Library, total articles accessed has increased by 62% compared with the previous year. The growth in usage can be attributed to increased discoverability, improvements in user experience and organic growth in unique users through enhanced marketing penetration.

Professional/ Trade (P/T):
	For the Three Months
	Ended July 31,			% change
Dollars in thousands	2011	2010	% change	w/o FX

Books	$88,167	$89,340	-1%	-3%
Other Publishing Income	12,178	10,558	15%	13%
Total Revenue	$100,345	$99,898	0%	-2%

Gross Profit	63,707	61,236	4%	2%
Gross Profit Margin	63.5%	61.3%

Direct Expenses & Amortization	40,939	39,551	4%	1%

Direct Contribution to Profit	$22,768	$21,685	5%	2%
Direct Contribution Margin	22.7%	21.7%

Revenue:

P/T revenue for the first quarter of fiscal year 2012 of $100.3 million was flat with the prior year, but declined 2% excluding the favorable impact of foreign exchange.  On a currency neutral basis, book revenue decreased 3% to $88.2 million, while other publishing income grew 13% to $12.2 million. The decline in books was primarily due to softness in the consumer ($3 million) and technology ($2 million) categories, partially offset by lower sales returns. The decline in consumer was due to the residual effects of the Border’s bankruptcy, while the decline in technology reflected a strong first quarter in the prior year due to significant software releases during that period.  The growth in other publishing income was driven by the sale of rights.  In addition, advertising/website revenue grew 20% to $1.8 million during the quarter.

Total P/T Revenue by Category (on a currency neutral basis)
•	Business up 6%, with solid growth in digital sales
•	Consumer fell 8% due in large part to Borders
•	Technology was down 8% against a very strong prior year, although Wiley increased its industry-leading market share
•	Professional Education fell 6% against a strong prior year
•	Architecture rose 4%
•	Psychology was flat

Digital Revenue
•	eBook sales increased $7.1 million in the quarter to $10.8 million, accounting for 11% of P/T revenue (vs. 4% in the prior year). Strong growth at both Amazon and Apple drove results.
•	eBook sales agreements were signed with Amazon Germany, ChristianBooks.com and Blio.

Gross Profit:

Gross profit margin for the first quarter of fiscal year 2012 of 63.5% was 220 basis points higher than prior year.  The improvement was mainly driven by an increase in higher margin digital revenue.

Direct Expenses and Amortization:

Direct expenses and amortization for the first quarter of fiscal year 2012 increased 4% to $40.9 million, or 1% excluding the unfavorable impact of foreign exchange mainly due to higher sales and advertising costs, as planned.

Direct Contribution to Profit:

Direct contribution to profit for the first quarter of fiscal year 2012 increased 5% to $22.8 million, or 2% on a currency neutral basis. Direct contribution margin improved to 22.7% from 21.7% in the prior year period mainly due to higher gross margins from digital products.

Other Digital Initiatives/Products
•
The Official GMAT app was launched in collaboration with GMAC and gWhiz. A complex test preparation application, the app includes in-app purchasing, a leader board, where users can compare their scores to others, as well as many other app assessment tools.

•	Frommers.com launched the Frommer’s Dream Trip Recommender, an online tool designed to help travelers make their dream trip a reality, presented by American Express Travel as a launch sponsor.

New Books of Note
•
Business and Finance:  Aftershock 2nd Edition by David and Robert Wiedemer and Cindy Spitzer; GMAT Business Ready is primarily for students starting business school. The product contains four modules (Accounting, Finance, Statistics, and Quantitative Skills) that can be purchased separately or in combination with each other.

•	Consumer: Chemistry For Dummies, 2e by John Moore

Higher Education:
	For the Three Months
	Ended July 31,			% change
Dollars in thousands	2011	2010	% change	w/o FX

Print Books	$55,190	$59,021	-6%	-10%
Non-Traditional & Digital Content	18,203	16,134	13%	12%
Other Publishing Income	3,616	3,486	4%	-11%
Total Revenue	$77,009	$78,641	-2%	-5%

Gross Profit	52,590	54,637	-4%	-7%
Gross Profit Margin	68.3%	69.5%

Direct Expenses & Amortization	25,653	22,336	15%	10%

Direct Contribution to Profit	$26,937	$32,301	-17%	-20%
Direct Contribution Margin	35.0%	41.1%

Revenue:

HE revenue for the first quarter of fiscal year 2012 decreased 2% to $77.0 million, or 5% excluding the favorable impact of foreign exchange.  On a currency neutral basis, the decline reflects lower revenue from print books, partially offset by strong growth in Non-Traditional and Digital Content.

Print Books

Print book revenue for the first quarter of fiscal year 2012 decreased 6% to $55.2 million, or 10% excluding the favorable impact of foreign exchange.  The decline was driven by delayed ordering patterns, prior year rental stock build-up and lower enrollments in the U.S. and abroad.  The U.S. higher education industry market has declined 8% since January 1, 2011.

Non-Traditional & Digital Content

Non-traditional and digital content revenue, which includes WileyPLUS, eBooks, digital content sold directly to institutions, binder editions and custom publishing, increased 13% to $18.2 million, or 12% on a currency neutral basis.

Total HE Revenue by Region (on a currency neutral basis)
•	Americas fell 4% to $58 million
•	EMEA fell 7% to $5 million
•	Asia-Pacific fell 9% to $14 million

Total HE Revenue by Subject (on a currency neutral basis)
•	Engineering and Computer Science revenue decreased 10% vs. prior year.
•
Science revenue increased 7% vs. prior year.  Titles driving growth include Tortora Principles of Anatomy and Physiology 13e, Klein: Organic Chemistry 1e, Allen: Lab Manual 4e, and Jespersen: Chemistry 6e.

•	Business and Accounting revenue of $22.4 million was down slightly vs. prior year.
•	Social Science revenue decreased 24% vs. prior year.
•	Math revenue decreased 9% vs. prior year.
•	Microsoft Official Academic Course (MOAC) revenue decreased 20% vs. prior year, attributable to lower revenue in the Windows Server titles.

Gross Profit:

Gross profit margin for the first quarter of fiscal year 2012 declined 120 basis points to 68.3%, or 140 basis points excluding the favorable impact of foreign exchange.  The decline was principally driven by lower print textbook sales volumes.

Direct Expenses and Amortization:

Direct expenses and amortization for the first quarter of fiscal year 2012 increased 15% to $25.7 million, or 10% excluding the unfavorable impact of foreign exchange.  On a currency neutral basis, the increase was driven by higher sales, marketing and advertising costs.

Direct Contribution to Profit:

Direct contribution to profit for the first quarter of fiscal year 2012 declined 17% to $26.9 million, or 20% excluding the favorable impact of foreign exchange. Direct contribution margin was 35.0% compared to 41.1% in the prior year quarter. The decrease was mainly due to lower print textbook sales volumes.

WileyPLUS and Other Digital Initiatives
•
The Fall 2011 planned launch of WileyPLUS Version 5 has been delayed pending improvements in system response time and performance. Contingency plans developed to address customer needs for those courses that had been planned for Version 5 for the Fall 2011 have been implemented. The delay will affect 35 courses that were included in the planned phased launch, representing 16% of all WileyPLUS courses.

•	Billings of WileyPLUS fell 12% to $10 million, due to lower U.S. enrollments.
•	Other digital revenue, excluding WileyPLUS (eBooks, digital content sold to institutions, etc.) grew 14% to $4 million

Alliances
•
An agreement was signed with Blackboard, which will provide instructors and students with direct access to WileyPLUS through the Blackboard learning management system. The collaboration will provide a seamless experience between Wiley course materials and the campus environment.

Shared Services and Administrative Costs

Shared services and administrative costs for the first quarter of fiscal year 2012 increased 13% to $95.7 million, or 8% excluding the unfavorable impact of foreign exchange.  On a currency neutral basis, the increase reflects higher technology costs due to ongoing investments in digital products and infrastructure ($3 million); higher rent and facility costs ($2 million); and higher employment costs due to merit and headcount increases ($2 million), partially offset by lower journal distribution costs due to continued migration from print to electronic products ($1 million).

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Cash and Cash Equivalents balance was $121.7 million at the end of the first quarter of fiscal year 2012, compared with $113.9 million a year earlier. Cash used for Operating Activities in the first quarter of fiscal year 2012 increased $18.2 million to $35.3 million principally due to changes in deferred revenue ($31 million) partially offset by less cash used for operating assets and liabilities ($9 million). The change in deferred revenue reflects higher noncash subscription earnings and the timing of subscription cash collections accelerated into fiscal year 2011. Lower cash used for operating assets and liabilities reflect improved trade receivable collections ($13 million), partially offset by lower royalties payable due to lower book revenue growth.

Cash Used for Investing Activities for the first quarter 2012 was $27.9 million compared to $22.8 million in the prior year. The Company invested $4.0 million in acquisitions of publishing assets and rights compared to $2.4 million in the prior year. Cash used for technology, property and equipment and product development increased $3.5 million to support business growth, new facilities and due to timing. Projected composition and technology, property and equipment capital spending for fiscal year 2012 is forecast to be approximately $55 million and $75 million, primarily to enhance system functionality and drive future business growth.

Cash Used for Financing Activities was $15.5 million in the first quarter of fiscal 2012, as compared to cash used of $3.7 million in the prior year period. The Company’s net debt (debt less cash and cash equivalents) decreased $219.9 million from July 31, 2010. Financing activities in both periods included net borrowings under the credit facility to finance operations, payments of dividends to shareholders and cash from stock option exercises. During the first quarter of fiscal 2012 the Company repurchased 184,700 shares of common stock at an average price of $50.77 per share.  The Company did not repurchase any shares in the prior year period. The Company increased its quarterly dividend to shareholders by 25% to $0.20 per share versus $0.16 per share in the prior year.

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

Cash and cash equivalents held outside the U.S. were approximately $116.2 million as of July 31, 2011.  The balances were comprised primarily of EUROS, Australian dollars and Pound Sterling. Maintenance of these non-U.S. dollar cash balances does not have a material impact on the liquidity or capital resources of the U.S. operations.

 As of July 31, 2011, we had approximately $475 million of debt outstanding and approximately $624 million of unused borrowing capacity under the Revolving Credit Facility. We believe that our operating cash flow, together with our revolving credit facilities and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us or at all.

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

Interest Rates

The Company had approximately $475.0 million of variable rate loans outstanding at July 31, 2011, which approximated fair value.  As of July 31, 2011, the Company maintained an interest rate swap agreement which locked-in a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.8% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counter party which is reset every month for a twenty-nine month period ending January 19, 2013. As of July 31, 2011, the notional amount of the interest rate swap was $125.0 million.

It is management’s intention that the notional amount of interest rate swaps be less than the Term Loan and the Revolving Credit Facility outstanding during the life of the derivatives.  During the three months ended July 31, 2011, the Company recognized a loss on the hedge contract of approximately $0.2 million, which is reflected in Interest Expense in the Condensed Consolidated Statements of Income.  At July 31, 2011, the fair value of the interest rate swap was a net deferred loss of $0.7 million and is included in Other Long-Term Liabilities in the Condensed Consolidated Statements of Financial Position. On an annual basis, a hypothetical one percent change in interest rates for the $350.0 million of unhedged variable rate debt as of July 31, 2011 would affect net income and cash flow by approximately $2.2 million.

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is primarily exposed to movements in British pound sterling, euros, Canadian and Australian dollars, and certain Asian currencies. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses.  Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment.  The Company also has significant investments in non-US businesses that are exposed to foreign currency risk.  During the first three months of fiscal year 2012, the Company recorded approximately $3.9 million of foreign currency translation losses in other comprehensive income primarily as a result of the strengthening of the British pound sterling relative to the U.S. dollar.

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

During the first quarter of fiscal year 2012, the Company entered into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Losses on the Condensed Consolidated Statements of Income. The Company did not designate these forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. Therefore, the forward exchange contracts were marked to market through Foreign Exchange Transaction Losses on the Condensed Consolidated Statements of Income, and carried at their fair value on the Condensed Consolidated Statements of Financial Position.  Accordingly, fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the remeasured foreign currency denominated assets and liabilities attributable to changes in foreign currency exchange rates. As of July 31, 2011, the fair value of the open forward exchange contracts was a gain of approximately $0.3 million, which was measured on a recurring basis using Level 2 inputs and recorded within Prepaid and Other Assets on the Condensed Consolidated Statements of Financial Position. For the three months ended July 31, 2011, the gain recognized on the forward contracts was $0.3 million.  As of July 31, 2011, the total notional amount of the open foreign currency forward contracts in U.S. dollars was approximately $48.2 million.

Sales Return Reserves

The Company provides for sales returns based upon historical return experience in the various markets and geographic regions in which the Company does business. Associated with the estimated sales return reserves, the Company also includes a related increase in Inventory and a reduction in Royalties Payable as a result of the expected returns.

Net sales return reserves amounted to $46.3 million, $53.7 million and $48.9 million as of July 31, 2011 and 2010, and April 30, 2011, respectively. The reserves are reflected in the following accounts of the Consolidated Statements of Financial Position – increase (decrease):

	July 31, 2011	July 31, 2010	April 30, 2011
Accounts Receivable	$(60,872)	$(70,616)	$(65,663)
Inventory	8,235	9,237	9,485
Accounts and Royalties Payable	6,351	7,709	7,270

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

The Company’s book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 7% of total consolidated revenue, the top 10 book customers account for approximately 18% of total consolidated revenue and approximately 43% of accounts receivable at July 31, 2011.

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

There were no changes in the Company’s internal controls over financial reporting during the first quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal year 2012, the Company made the following purchases of Class A Common Stock under its stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program
May 2011	-	-	-	4,221,225
June 2011	109,400	$50.20	109,400	4,111,825
July 2011	75,300	$51.59	75,300	4,036,525
Total	184,700	$50.77	184,700	4,036,525

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1 – Form of the Fiscal Year 2012 Qualified Executive Annual Incentive Plan

10.2 – Form of the Fiscal Year 2012 Executive Annual Strategic Milestones Incentive Plan

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

32.2 – 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

101.INS – XBRL Instance Document*

101.SCH – XBRL Taxonomy Extension Schema Document*

101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB – XBRL Taxonomy Extension Label Linkbase Document*

101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF – XBRL Taxonomy Extension Definition Linkbase Document*

(b)	The following reports on Form 8-K were submitted to the Securities and Exchange Commission since the filing of the Company’s 10-K on June 24, 2011.

i.	Earnings release on the first quarter fiscal 2012 results issued on Form 8-K dated September 8, 2011 which included the condensed financial statements of the Company.

ii.
Announcement of a stock trading plan adopted by Mr. Ellis Cousens, Executive Vice President and Chief Financial Officer and Chief Operating Officer of the Company, issued on Form 8-K dated July 29, 2011.

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

JOHN WILEY & SONS, INC.
Registrant

By	/s/ Stephen M. Smith
Stephen M. Smith
President and
Chief Executive Officer

By	/s/ Ellis E. Cousens
Ellis E. Cousens
Executive Vice President and
Chief Financial & Operations Officer

By	/s/ Edward J. Melando
Edward J. Melando
Vice President, Controller and
Chief Accounting Officer

Dated: September 8, 2011