Form 10-Q
period 2011-10-31
WILEY JOHN & SONS, INC.
filed 2011-12-12
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]                    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended October 31, 2011                                                                                                                     Commission File No. 1-11507

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

Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [x]   No [  ]

Indicate by check mark, whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [x]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [ ] NO [X]

The number of shares outstanding of each of the Registrant’s classes of Common Stock as of November 30, 2011 were:

Class A, par value $1.00 – 50,822,431
Class B, par value $1.00 – 9,537,216

This is the first page of a 35 page document

JOHN WILEY & SONS, INC.

INDEX

PART I	-	FINANCIAL INFORMATION	PAGE NO.

Item 1.		Financial Statements.

		Condensed Consolidated Statements of Financial Position - Unaudited as of October 31, 2011 and 2010, and April 30, 2011	3

		Condensed Consolidated Statements of Income - Unaudited for the three and six months ended October 31, 2011 and 2010	4

		Condensed Consolidated Statements of Cash Flows – Unaudited for the six months ended October 31, 2011 and 2010	5

		Notes to Unaudited Condensed Consolidated Financial Statements	6-13

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-26

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	27-28

Item 4.		Controls and Procedures	29

PART II	-	OTHER INFORMATION

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6.		Exhibits and Reports on Form 8-K	30

SIGNATURES AND CERTIFICATIONS			31

EXHIBITS			32-35

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - UNAUDITED
(In thousands)

	October 31,		April 30,
	2011	2010	2011
Assets:
Current Assets
Cash and cash equivalents	$82,294	$112,311	$201,853
Accounts receivable	202,434	201,571	168,310
Inventories	104,858	110,600	106,423
Prepaid and other	33,147	28,858	50,904
Total Current Assets	422,733	453,340	527,490

Product Development Assets	98,491	102,734	109,554
Technology, Property & Equipment	168,807	153,060	165,541
Intangible Assets	898,515	919,904	932,730
Goodwill	629,922	628,251	642,898
Other Assets	49,234	46,959	51,928
Total Assets	$2,267,702	$2,304,248	$2,430,141

Liabilities & Shareholders' Equity:
Current Liabilities
Accounts and royalties payable	$170,642	$180,104	$155,262
Deferred revenue	102,620	111,847	321,409
Accrued employment costs	48,104	50,291	87,770
Accrued income taxes	17,490	18,328	5,924
Accrued pension liability	4,390	2,291	4,447
Other accrued liabilities	50,210	50,301	57,853
Current portion of long-term debt	-	101,250	123,700
Total Current Liabilities	393,456	514,412	756,365

Long-Term Debt	510,000	555,750	330,500
Accrued Pension Liability	89,820	123,747	91,594
Deferred Income Tax Liabilities	182,689	172,467	192,909
Other Long-Term Liabilities	82,312	75,515	80,884

Shareholders’ Equity
Class A & Class B common stock	83,190	83,191	83,190
Additional paid-in-capital	261,695	226,834	247,046
Retained earnings	1,213,525	1,081,545	1,136,224
Accumulated other comprehensive loss	(157,411)	(191,135)	(127,741)
Treasury stock	(391,574)	(338,078)	(360,830)
Total Shareholders’ Equity	1,009,425	862,357	977,889
Total Liabilities & Shareholders' Equity	$2,267,702	$2,304,248	$2,430,141

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(In thousands except per share information)

	For The Three Months		For The Six Months
	Ended October 31,		Ended October 31,
	2011	2010	2011	2010

Revenue	$446,985	$441,844	$877,054	$849,782

Costs and Expenses
Cost of sales	132,667	139,539	262,341	264,808
Operating and administrative expenses	233,315	215,863	464,484	426,891
Amortization of intangibles	9,016	8,712	18,090	17,294
Total Costs and Expenses	374,998	364,114	744,915	708,993

Operating Income	71,987	77,730	132,139	140,789

Interest Expense	(1,765)	(4,823)	(3,502)	(10,531)
Foreign Exchange Transaction Losses	(746)	(76)	(965)	(759)
Interest Income and Other	1,289	463	1,873	883

Income Before Taxes	70,765	73,294	129,545	130,382
Provision For Income Taxes	19,989	19,636	27,973	32,679

Net Income	$50,776	$53,658	$101,572	$97,703

Earnings Per Share
Diluted	$0.83	$0.88	$1.65	$1.60
Basic	$0.84	$0.89	$1.68	$1.63

Cash Dividends Per Share
Class A Common	$0.20	$0.16	$0.40	$0.32
Class B Common	$0.20	$0.16	$0.40	$0.32

Average Shares
Diluted	61,432	61,005	61,572	60,934
Basic	60,516	59,995	60,592	59,934

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW – UNAUDITED
(In thousands)
	For The Six Months
	Ended October 31,
	2011	2010
Operating Activities
Net income	$101,572	$97,703
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Amortization of intangibles	18,090	17,294
Amortization of composition costs	23,764	24,284
Depreciation of technology, property and equipment	24,651	22,356
Non-cash deferred tax benefits	(8,769)	(4,155)
Stock-based compensation	7,732	8,314
Excess tax benefits from stock-based compensation	(1,637)	(1,827)
Pension expense, net of contributions	3,144	6,365
Royalty advances	(49,206)	(44,585)
Earned royalty advances	54,285	46,543
Other non-cash charges	18,387	15,279
Change in deferred revenue	(214,511)	(167,102)
Net change in operating assets and liabilities, excluding acquisitions	(12,006)	(729)
Cash (Used for) Provided by Operating Activities	(34,504)	19,740
Investing Activities
Composition spending	(23,236)	(24,064)
Additions to technology, property and equipment	(30,267)	(20,805)
Acquisitions, net of cash acquired	(5,636)	(4,322)
Cash Used for Investing Activities	(59,139)	(49,191)
Financing Activities
Repayment of long-term debt	(212,973)	(174,700)
Borrowings of long-term debt	268,773	182,700
Change in book overdrafts	(28,370)	(19,595)
Cash dividends	(24,271)	(19,257)
Purchase of treasury stock	(37,480)	(313)
Proceeds from exercise of stock options and other	11,776	15,137
Excess tax benefits from stock-based compensation	1,637	1,827
Cash Used for Financing Activities	(20,908)	(14,201)
Effects of Exchange Rate Changes on Cash	(5,008)	2,450
Cash and Cash Equivalents
Decrease for the Period	(119,559)	(41,202)
Balance at Beginning of Period	201,853	153,513
Balance at End of Period	$82,294	$112,311
Cash Paid During the Period for:
Interest	$2,311	$10,783
Income taxes, net	$12,464	$5,088

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The Company has historically reported sales return reserves, net of an inventory and royalty recovery, as a component of Accounts Receivable in the Condensed Consolidated Statements of Financial Position. In the fourth quarter of fiscal year 2011, the Company changed the presentation of the net sales return reserve to reflect each respective balance sheet account. As such, the Company has reclassified approximately $11.1 million to increase inventory and $9.4 million to reduce Accounts and Royalties Payable from the previously reported October 31, 2010 Accounts Receivable balance.

The Company has historically presented author advance payments as a component of Investing Activities in the Condensed Consolidated Statements of Cash Flows. In the fourth quarter of fiscal year 2011, the Company changed the presentation of royalty advance payments from an Investing Activity to an Operating Activity. To be consistent with current year presentation, the Company reclassified approximately $44.6 million of royalty advance payments for the six months ended October 31, 2010 from Investing Activities to Operating Activities.

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

The Company has share-based compensation plans under which employees may be granted options to purchase shares of Company common stock at the fair market value at the time of grant.  In addition to stock options, the Company grants performance-based stock awards and other restricted stock awards to certain management level employees. The Company recognizes the grant date fair value of share-based compensation in net income on a straight-line basis over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established three years in advance. For the three months ended October 31, 2011 and 2010, the Company recognized share-based compensation expense, on a pre-tax basis, of $4.2 million and $4.4 million, respectively. For the six months ended October 31, 2011 and 2010, the Company recognized share-based compensation expense, on a pre-tax basis, of $7.7 million and $8.3 million, respectively.

The following table provides share-based compensation data for awards granted by the Company:

	For the Six Months Ended October 31,
	2011	2010
Restricted Stock:
Awards granted (in thousands)	256	256
Weighted average fair value of grant	$49.55	$39.94

Stock Options:
Awards granted (in thousands)	411	413
Weighted average fair value of grant	$14.11	$11.97

The weighted average Black-Scholes fair value assumptions for stock option grants are as follows:

	For the Six Months Ended October 31,
	2011	2010
Expected life of options (years)	7.3	7.7
Risk-free interest rate	2.3%	2.7%
Expected volatility	29.0%	28.9%
Expected dividend yield	1.6%	1.6%
Fair value of common stock on grant date	$49.55	$40.02

4.      Comprehensive Income (Loss)

 Comprehensive income (loss) was as follows (in thousands):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2011	2010	2011	2010
Net income	$50,776	$53,658	$101,572	$97,703
Changes in other comprehensive income (loss):
Foreign currency translation adjustment	(28,069)	31,388	(31,950)	32,585
Unamortized retirement costs, net of tax	1,696	437	2,397	1,367
Unrealized gain (loss) on interest rate swaps, net of tax	5	454	(117)	2,559
Comprehensive income	$24,408	$85,937	$71,902	$134,214

A reconciliation of accumulated other comprehensive income (loss) follows (in thousands):

	For the Three Months
	July 31, 2011	Change for Period	October 31, 2011
Foreign currency translation adjustment	$(69,689)	$(28,069)	$(97,758)
Unamortized retirement costs, net of tax	(60,935)	1,696	(59,239)
Unrealized loss on interest rate swaps, net of tax	(419)	5	(414)
Total	$(131,043)	$(26,368)	$(157,411)

	For the Six Months
	April 30, 2011	Change for Period	October 31, 2011
Foreign currency translation adjustment	$(65,808)	$(31,950)	$(97,758)
Unamortized retirement costs, net of tax	(61,636)	2,397	(59,239)
Unrealized loss on interest rate swaps, net of tax	(297)	(117)	(414)
Total	$(127,741)	$(29,670)	$(157,411)

5.	Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2011	2010	2011	2010
Weighted average shares outstanding	60,721	60,357	60,789	60,266
Less: Unearned restricted shares	(205)	(362)	(197)	(332)
Shares used for basic earnings per share	60,516	59,995	60,592	59,934
Dilutive effect of stock options and other stock awards	916	1,010	980	1,000
Shares used for diluted earnings per share	61,432	61,005	61,572	60,934

For both the three and six months ended October 31, 2011, options to purchase 1,027,522 shares of Class A Common Stock and unearned restricted shares of 48,150 have been excluded from the shares used for diluted earnings per share, as their inclusion would have been antidilutive. For both the three and six months ended October 31, 2010, options to purchase 2,354,383 shares  of Class A Common Stock have been excluded as their inclusion would have been antidilutive. For the three and six months ended October 31, 2010, unearned restricted shares of 4,500 and 21,500, respectively, have been excluded as their inclusion would have been antidilutive.

6.	Inventories

Inventories were as follows (in thousands):
	As of October 31,		As of April 30,
	2011	2010	2011
Finished goods	$81,835	$82,403	$87,080
Work-in-process	7,779	8,258	7,850
Paper, cloth and other	11,612	12,498	7,940
	101,226	103,159	102,870
Inventory value from estimated returns	9,764	11,138	9,485
LIFO reserve	(6,132)	(3,697)	(5,932)
Total inventories	$104,858	$110,600	$106,423

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

Segment information is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended October 31,		Ended October 31,
	2011	2010	2011	2010
Revenue
Scientific, Technical, Medical and Scholarly	$251,070	$244,882	$503,785	$474,281
Professional/Trade	111,689	112,825	212,034	212,723
Global Education	84,226	84,137	161,235	162,778
Total	$446,985	$441,844	$877,054	$849,782

Direct Contribution to Profit
Scientific, Technical, Medical and Scholarly	$107,182	$103,151	$213,339	$196,894
Professional/Trade	31,017	29,152	53,785	50,837
Global Education	31,764	31,714	58,701	64,015
Total	$169,963	$164,017	$325,825	$311,746

Shared Services and Administration Costs
Distribution	$(27,845)	$(27,201)	$(55,401)	$(54,221)
Technology Services	(35,422)	(28,025)	(69,036)	(55,575)
Finance	(11,023)	(10,364)	(21,934)	(20,382)
Other Administration	(23,686)	(20,697)	(47,315)	(40,779)
Total	$(97,976)	$(86,287)	$(193,686)	$(170,957)
Operating Income	$71,987	$77,730	$132,139	$140,789

8.      Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of October 31,		As of April 30,
	2011	2010	2011
Intangible assets with indefinite lives:
Brands and trademarks	$171,633	$173,145	$175,193
Acquired publishing rights	107,455	106,631	111,908
	$279,088	$279,776	$287,101

Net intangible assets with determinable lives:
Acquired publishing rights	$560,257	$579,631	$583,549
Customer relationships	47,711	50,624	50,157
Brands and trademarks	11,154	9,768	11,870
Covenants not to compete	305	105	53
	$619,427	$640,128	$645,629
Total	$898,515	$919,904	$932,730

The changes in intangible assets at October 31, 2011 compared to October 31, 2010 and April 30, 2011 are primarily due to foreign exchange translation and amortization expense.

9.      Income Taxes

The effective tax rate for the first six months of fiscal year 2012 was 21.6% compared to 25.1% in the prior year.  During the first quarters of fiscal years 2012 and 2011, the Company recorded non-cash deferred tax benefits of $8.8 million ($0.14 per share) and $4.2 million ($0.07 per share), respectively, principally associated with new tax legislation enacted in the United Kingdom (“U.K.”) that reduced the U.K. statutory income tax rates by 2% and 1%, respectively. The benefits recognized by the Company reflect the remeasurement of all applicable U.K. deferred tax balances to the new income tax rates as of April 1, 2012 and 2011, respectively.  Excluding the tax benefits described above, the Company’s effective tax rate for the six month period ending October 31, 2011 was 28.4% compared to 28.3% in the prior year period.

10.	Defined Benefit Retirement Plans

The components of net pension expense for the defined benefit plans were as follows (in thousands):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2011	2010	2011	2010
Service Cost	$4,198	$4,004	$8,408	$7,932
Interest Cost	6,967	6,768	13,994	13,335
Expected Return on Plan Assets	(7,284)	(6,423)	(14,642)	(12,653)
Net Amortization of Prior Service Cost	230	222	454	442
Recognized Net Actuarial Loss	1,254	1,780	2,510	3,524
Net Pension Expense	$5,365	$6,351	$10,724	$12,580

Employer pension plan contributions were $7.6 million and $6.2 million for the six months ended October 31, 2011 and 2010, respectively.

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

The Company had approximately $510.0 million of variable rate loans outstanding at October 31, 2011, which approximated fair value. As of October 31, 2011, the Company has an interest rate swap agreement that is designated as a fully effective cash flow hedge as defined under Accounting Standards Codification (“ASC”) 815. During the first six months of fiscal year 2011, the Company maintained two interest rate swap agreements which were also designated as fully effective cash flow hedges.  As a result, there was no impact on the Company’s Condensed Consolidated Statements of Income for changes in the fair value of the interest rate swaps.  Under ASC 815, fully effective derivative instruments that are designated as cash flow hedges have changes in their fair value recorded initially within Accumulated Other Comprehensive Loss on the Condensed Consolidated Statements of Financial Position. As interest expense is recognized based on the variable rate loan agreements, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated Other Comprehensive Loss to Interest Expense in the Condensed Consolidated Statements of Income. It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.

On February 16, 2007, the Company entered into an interest rate swap agreement which fixed variable interest due on a portion of its term loan (“Term Loan”). Under the terms of the agreement, the Company paid a fixed rate of 5.076% and received a variable rate of interest based on three month LIBOR (as defined) from the counterparty which was reset every three months for a four-year period ending February 8, 2011, the date that the swap expired.  As of October 31, 2010, the notional amount of the interest rate swap was $200.0 million.

On October 19, 2007, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its revolving credit facility (“Revolving Credit Facility”).  Under the terms of this interest rate swap, the Company paid a fixed rate of 4.60% and received a variable rate of interest based on three month LIBOR (as defined) from the counterparty which was reset every three months for a three-year period. This interest rate swap expired on August 8, 2010.

On August 19, 2010, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding.  Under the terms of the agreement, the Company pays a fixed rate of 0.8% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a twenty-nine month period ending January 19, 2013.  As of October 31, 2011, the notional amount of the interest rate swap was $125.0 million.

The Company records the fair value of its interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets.  The fair value of the interest rate swaps as of October 31, 2011 and 2010 and April 30, 2011 was a net deferred loss of $0.7 million, $5.8 million and $0.5 million, respectively. As of October 31, 2011 and April 30, 2011, the deferred losses were recorded in Other Long-Term Liabilities on the Condensed Consolidated Statements of Financial Position. As of October 31, 2010, $4.8 million of the deferred loss was recorded in Other Accrued Liabilities on the Condensed Consolidated Statements of Financial Position with the balance recorded in Other Long-Term Liabilities, based on the maturity dates of the contracts.  Net losses that have been reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the three months ended October 31, 2011 and 2010 were $0.2 million and $2.5 million, respectively.  Net losses that have been reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the six months ended October 31, 2011 and 2010 were $0.4 million and $6.1 million, respectively.

During fiscal years 2012 and 2011, the Company entered into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Losses on the Condensed Consolidated Statements of Income.  The Company did not designate these forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. Therefore, the forward exchange contracts were marked to market through Foreign Exchange Transaction Losses, and carried at their fair value on the Condensed Consolidated Statements of Financial Position. Accordingly, the fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the remeasured foreign currency denominated assets and liabilities attributable to changes in foreign currency exchange rates. As of October 31, 2011 and 2010, the fair values of the open forward exchange contracts were (losses) gains of approximately $(0.2) million and $1.4 million, respectively, and were recorded within the Other Accrued Liabilities and Prepaid and Other, respectively, on the Condensed Consolidated Statements of Financial Position. The fair values of the contracts were measured on a recurring basis using Level 2 inputs. For the three and six months ended October 31, 2011, the losses recognized on the forward contracts were $0.5 million and $0.2 million, respectively.  For the three and six months ended October 31, 2010, the gains recognized on the forward contracts were $1.6 million and $1.4 million, respectively. As of April 30, 2011, there were no open forward exchange contracts.

12.	Subsequent Events

Refinancing:

On November 2, 2011, the Company amended and restated its existing credit facility, previously described in the Company’s Form 10-K filed on June 24, 2011, with Bank of America - Merrill Lynch and The Royal Bank of Scotland plc as joint lead arrangers and Bank of America as administrative agent.  The new agreement consists of a $700 million five-year senior revolving credit facility, which can be drawn in multiple currencies. The proceeds of the new revolving credit facility will be used to pay down the Company’s prior credit facility and meet future seasonal operating cash requirements.  The Company has the option of borrowing at the following floating interest rates:  (i) at a rate based on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 1.05% to 1.65%, depending on the Company’s consolidated leverage ratio, as defined, or (ii) for U.S. dollar-denominated loans only, at the lender’s base rate plus an applicable margin ranging from zero to 0.65%, depending on the Company’s consolidated leverage ratio.  The lender’s base rate is defined as the highest of (i) the U.S. federal funds effective rate plus a 0.50% margin, (ii) the Eurocurrency rate, as defined, plus a 1.00% margin, or (iii) the Bank of America prime lending rate.  In addition, the Company will pay a facility fee ranging from 0.20% to 0.35% depending on the Company’s consolidated leverage ratio.  The Company also has the option to request a credit limit increase of up to $250 million in minimum increments of $50 million.  The new agreement contains certain restrictive covenants related to the Company’s consolidated leverage ratio and interest coverage ratio.  As of November 2, 2011, the prior credit facility was extinguished and approximately $510 million was outstanding under the new credit agreement.  Due to the fact that there are no principal payments due until the end of the new agreement, the Company has classified its entire debt obligation as of October 31, 2011 as long-term.  As disclosed in Note 11, the Company has an existing interest rate swap agreement that fixes the interest rate on a notional value of $125 million of otherwise variable rate debt. Under the terms of the swap agreement, the Company pays a fixed rate of 0.8% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a twenty-nine month period ending January 19, 2013.

Sanctions:

The United Kingdom, the United States and Canada have imposed new sanctions following a November 8th United Nations report targeting Iran, including restrictions on financial transactions; business relationships; and prohibitions on direct and indirect trading with listed “designated persons”. The European Union has also signaled further extension of its existing sanctions regime.  The Company is currently assessing its business relationship and transactions with Iran to ensure compliance with the regulations. As of October 31, 2011 the Company had outstanding trade receivables of approximately $5 million related to prior journal and book sales before the imposition of new sanctions.  It is unclear at present whether these latest sanctions will have an effect on the recovery of this outstanding receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – SECOND QUARTER ENDED OCTOBER 31, 2011

Throughout this report, references to amounts “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses.  Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location. The variance explanations below are on a currency neutral basis unless otherwise noted.

Revenue and Gross Profit:

Revenue for the second quarter of fiscal year 2012 increased 1% to $447.0 million, but was flat excluding the favorable impact of foreign exchange.  On a currency neutral basis, growth in Scientific, Technical, Medical and Scholarly (“STMS”) was offset by declines in Professional/Trade (“P/T”) and Global Education (“GEd”). Gross profit margin for the second quarter of fiscal year 2012 of 70.3% was 190 basis points higher than prior year, or 180 basis points excluding the favorable impact of foreign exchange.  The improvement was mainly driven by lower royalty costs due to timing and product mix, including higher digital revenue.

Operating and Administrative Expenses:

Operating and administrative expenses for the second quarter of fiscal year 2012 of $233.3 million were 8% higher than prior year, or 6% excluding the unfavorable impact of foreign exchange.  On a currency neutral basis, the increase was mainly driven by higher technology costs ($5 million) to support investments in digital products and infrastructure; higher employment costs ($5 million); higher rent and facility costs ($2 million) and other, mainly higher journal editorial cost ($2 million).

Operating Income:

Operating income for the second quarter of fiscal year 2012 decreased 7% to $72.0 million, or 9% excluding the favorable impact of foreign exchange.  On a currency neutral basis, the decline was driven by higher operating and administrative expenses to support business growth, partially offset by higher gross profit margins.

Other:

Interest expense for the second quarter of fiscal year 2012 decreased $3.1 million to $1.8 million.  Lower interest rates and lower average debt contributed approximately $1.8 million and $1.3 million to the decrease, respectively.  Losses on foreign currency transactions for the second quarters ended October 31, 2011 and 2010 were $0.7 million and $0.1 million, respectively. Interest income and other for the second quarter of fiscal year 2012 increased $0.8 million to $1.3 million mainly due to a $0.7 million favorable copyright infringement settlement recognized by the Company.

Provision for Income Taxes:

The effective tax rate for the second quarter of fiscal year 2012 was 28.2% compared to 26.8% in the prior year.  The increase was mainly due to lower tax benefits on non-U.S. earnings.

Earnings Per Share:

Earnings per diluted share for the second quarter of fiscal year 2012 decreased 6% to $0.83, including and excluding the impact of foreign exchange.

Second Quarter Segment Results

Scientific, Technical, Medical and Scholarly (STMS):

	For the Three Months
	Ended October 31,			% change
Dollars in thousands	2011	2010	% change	w/o FX

Journal Subscriptions	$160,133	$154,058	4%	2%
Books	44,073	44,517	-1%	-2%
Other Publishing Income	46,864	46,307	1%	-1%
Total Revenue	$251,070	$244,882	3%	1%

Gross Profit	185,837	176,764	5%	3%
Gross Profit Margin	74.0%	72.2%

Direct Expenses & Amortization	78,655	73,613	7%	5%

Direct Contribution to Profit	$107,182	$103,151	4%	2%
Direct Contribution Margin	42.7%	42.1%

Revenue:

STMS revenue for the second quarter of fiscal year 2012 increased 3% to $251.1 million, or 1% excluding the favorable impact of foreign exchange. The growth was driven by journal subscriptions, partially offset by a decline in book revenue and other publishing income.

Journal Subscriptions

Journal subscription revenue for the second quarter of fiscal year 2012 of $160.1 million increased 4% from the prior year, or 2% excluding the favorable impact of foreign exchange. The growth was driven by new subscriptions ($4 million) and new society business ($1 million), partially offset by the timing of journal publications ($2 million).

Books

Book revenue for the second quarter of fiscal year 2012 decreased 1% to $44.1 million, or 2% excluding the favorable impact of foreign exchange mainly due to higher returns. Digital book revenue doubled to approximately $4 million.

Other Publishing Income

Other publishing income for the second quarter of fiscal year 2012 increased 1% to $46.9 million, but declined 1% excluding the favorable impact of foreign exchange. The decline was driven by lower revenue from supplemental journal issues and backfile licenses ($2 million), partially offset by growth in journal reprints ($1 million).

Gross Profit:

Gross profit margin for the second quarter of fiscal year 2012 was 74.0% compared to 72.2% in the prior year.  Journals gross profit margin was 180 basis points higher than prior year mainly due to lower royalty costs due to timing and higher journal subscription revenue, while the gross profit margin for books was 300 basis points higher than prior year principally due to higher digital revenue.

Direct Expenses and Amortization:

Direct expenses and amortization for the second quarter of fiscal year 2012 increased 7% to $78.7 million, or 5% excluding the unfavorable impact of foreign exchange. The increase was driven by higher employment costs ($2 million) and higher editorial costs to support business growth.

Direct Contribution to Profit:

Direct contribution to profit increased 4% to $107.2 million, or 2% excluding the favorable impact of foreign exchange.  Direct contribution margin in the second quarter of fiscal year 2012 was 42.7% compared to 42.1% in the prior year.  The improvement was mainly driven by an increase in journal subscription revenue and higher gross profit margins, partially offset by higher direct expenses.

Society Partnerships
•	6 new society journals were signed with combined estimated future annual revenue of $3 million
•	10 renewals/extensions were signed with $11 million in estimated future combined annual revenue
•	4 journals lost with approximately $0.6 million in combined annual revenue

New Society Contracts
•	European Journal of Pain for the European Federation of IASP Chapters (EFIC)
•	Pharmacotherapy, for the American College of Clinical Pharmacists
•	Rehabilitation Nursing Journal, for Association of Rehabilitation Nurses (ARN)
•	British Journal of Educational Technology, for the British Educational Research Association (BERA)
•	Oceania and Archaeology in Oceania, for the University of Sydney for 5 years
•	Biology of the Cell for the French Society for Cell Biology and the French Society for Microscopy

Alliances
•	Signed a contract with the German Research Foundation (DFG) for a new open access business model for the foundation’s books and loose-leaf material.
•
Partnered with the Association of Applied Biologists (AAB) for a new open access title, Food and Energy Security, due to launch in 2012. The journal will publish high quality and high impact original research on agricultural crop and forest productivity to improve food and energy security.

•
Wiley has signed open access funding agreements with three European research organizations: the Max Planck Society in Germany, the FWF Austrian Science Fund, and Telethon, one of the largest biomedical non-profit organizations in Italy.

Online Library Usage and Other Digital Initiatives
•	In the twelve months ending October 31, Wiley Online Library total usage, measured by articles accessed has increased by 50% compared with the previous 12 month period.
•
In September, the Company launched the Wiley Job Network – a new online recruitment tool which enables employers to attract talented applicants from high-caliber users in science, technology, healthcare, law and business. Recruiters and employers who advertise jobs on our network of career sites reach a large pool of talented professionals and specialists who are regular users of one of the world’s leading research platforms.

•
Wiley launched the first mobile application for UCL Hospitals Injectable Medicines Administration Guide, accessible via iPhone, iPad, and iPod touch, as well as a version for Blackberry.  The app was launched in conjunction with MedHand International AB, a provider of mobile knowledge for medical professionals.

Professional/ Trade (P/T):

	For the Three Months
	Ended October 31,			% change
Dollars in thousands	2011	2010	% change	w/o FX

Books	$99,906	$100,686	-1%	-1%
Other Publishing Income	11,783	12,139	-3%	-4%
Total Revenue	$111,689	$112,825	-1%	-2%

Gross Profit	70,684	69,003	2%	2%
Gross Profit Margin	63.3%	61.2%

Direct Expenses & Amortization	39,667	39,851	-%	-1%

Direct Contribution to Profit	$31,017	$29,152	6%	5%
Direct Contribution Margin	27.8%	25.8%

Revenue:

P/T revenue for the second quarter of fiscal year 2012 decreased 1% to $111.7 million, or 2% excluding the favorable impact of foreign exchange.  The decline in books was primarily due to softness in the consumer line, primarily cooking and travel ($4 million), partially offset by solid growth in technology ($1 million) and business ($1 million).  The decline in consumer was a result of Borders’ liquidation sales which we believe were essentially completed by mid-September, combined with the soft global economy and the inclusion of sales to Borders in the prior year. Growth in business and technology was driven by new titles, strong backlist sales and growth in eBooks.  The decline in other publishing income was mainly driven by lower journal reprints.

Total P/T Revenue by Major Category (on a currency neutral basis)
•	Business up 3% to $35.7 million, with solid growth in digital sales
•	Consumer fell 10% to $33.9 million due in large part to Borders
•	Technology was up 7% to $21.3 million due to programming titles
•	Professional Education was up 3% to $7.5 million
•	Architecture fell 4% to $7.2 million
•	Psychology fell 8% to $3.5 million

Digital Revenue
•
eBook sales increased approximately $5 million in the quarter, or 145%, to approximately $9 million. eBook sales accounted for 8% of P/T revenue, as compared to 3% in the prior year second quarter.  Strong growth at Amazon, Barnes and Noble and Apple drove results.

Gross Profit:

Gross profit margin for the second quarter of fiscal year 2012 of 63.3% was 210 basis points higher than prior year. The improvement was driven by product mix (170 basis points) including higher eBook revenue and lower inventory provisions (50 basis points).

Direct Expenses and Amortization:

Direct expenses and amortization for the second quarter of fiscal year 2012 of $39.7 million was flat with the prior year, but declined 1% excluding the unfavorable impact of foreign exchange. The decline was mainly driven by lower sales, marketing and advertising costs ($2 million) due to cost containment initiatives and the discontinuation of Borders promotions, partially offset by higher employment benefit costs.

Direct Contribution to Profit:

Direct contribution to profit for the second quarter of fiscal year 2012 increased 6% to $31.0 million, or 5% excluding the favorable impact of foreign exchange.  Direct contribution margin improved 200 basis points to 27.8%, or 180 basis points on a currency neutral basis principally due to the higher gross profit margins.

Other Digital Initiatives/Products
•	Advantage, by Patrick Lencioni is an iOS mobile app that allows user to take a quick survey to access the health of their organization.
•	Academic Leadership App for the iPhone. This standalone product augments the book content by providing Department Chairs and other academic leaders with a daily tip and helpful resource information.
•
CPA Test Bank Applications: Financial Reporting, Business Environments, Auditing, Regulation. As a follow-up to the successful CPA flashcard apps, Wiley is offering a series of Q&A apps for the iPhone, which include much of the content from the CPA online course.

•
For Dummies Mobile Apps: General Knowledge, Asian Cooking & Driving Exam. These iPad and iPhone apps incorporate content from Wiley’s cooking, driving instruction and general knowledge (game) titles.  Many were translated into French.

New Books of Note
•	Business and Finance: Democracy and the Inner Life by Parker Palmer, which was released in August.
•	Technology: Mac OS X Lion For Dummies, by Bob LeVitus. Teach Yourself VISUALLY Mac OS X Lion, by Paul McFedries.
•
Consumer:  Investing For Dummies, 6/e by Eric Tyson.  This title is a perennial bestseller in the For Dummies series.  Comfort Food Fix, by Ellie Krieger; The Betty Crocker Cookbook, 11th Edition in print and e-book format; Culinary Institute of America’s The Professional Chef, 9th Edition in both print and digital formats.

•	Architecture: Project Management Metrics by Harold Kerzner; Visual Dictionary of Architecture, 2e by Francis D.K. Ching; Typographic Design 5e by Rob Carter

Global Education (GEd):

	For the Three Months
	Ended October 31,			% change
Dollars in thousands	2011	2010	% change	w/o FX

Print Books	$55,071	$57,445	-4%	-6%
Non-Traditional & Digital Content	26,966	24,487	10%	10%
Other Publishing Income	2,189	2,205	-1%	-1%
Total Revenue	$84,226	$84,137	-%	-1%

Gross Profit	57,797	56,538	2%	1%
Gross Profit Margin	68.6%	67.2%

Direct Expenses & Amortization	26,033	24,824	5%	3%

Direct Contribution to Profit	$31,764	$31,714	-%	-1%
Direct Contribution Margin	37.7%	37.7%

Revenue:

GEd revenue for the second quarter of fiscal year 2012 of $84.2 million was flat with the prior year, but declined 1% excluding the favorable impact of foreign exchange. The decline reflects lower revenue from print textbooks, partially offset by strong growth in Non-Traditional and Digital Content.

Print Books

Print book revenue for the second quarter of fiscal year 2012 decreased 4% to $55.1 million, or 6% excluding the favorable impact of foreign exchange.  The decline was driven by lower secondary school sales in Australia, sales in the prior year for rental stock build-up and higher sales returns.

Non-Traditional & Digital Content

Non-traditional and digital content revenue, which includes WileyPLUS, eBooks, digital content sold directly to institutions, binder editions and custom publishing, grew 10% to $27.0 million and accounted for 32% of total GEd revenue as compared to 29% in the prior year.

Total GEd Revenue by Region (on a currency neutral basis)
•	Americas decreased 1% to $64.5 million
•	EMEA fell 8% to $7.3 million
•	Asia-Pacific grew 2% to $12.4 million

Total GEd Revenue by Major Subject (on a currency neutral basis)
•	Engineering and Computer Science grew 4% to $12.2 million
•	Science decreased 1% to $19.3 million
•	Business and Accounting decreased 3% to $22.3 million
•	Social Science fell 8% to $12.8 million
•	Math grew 9% to $8.3 million over prior year
•	Microsoft Official Academic Course (MOAC) increased 3% to $2.6 million

Gross Profit:

Gross profit margin for the second quarter of fiscal year 2012 improved 140 basis points to 68.6%. Due to lower royalties, mainly due to a royalty advance recovery (70 basis points), and increased product mix including higher margin digital products (70 basis points).

Direct Expenses and Amortization:

Direct expenses and amortization for the second quarter of fiscal year 2012 of $26.0 million increased 5% from prior year, or 3% excluding the unfavorable impact of foreign exchange mainly due to employment costs.

Direct Contribution to Profit:

Direct contribution to profit for the second quarter of fiscal year 2012 of $31.8 million was flat with the prior year, but declined 1% excluding the favorable impact of foreign exchange.  Direct contribution margin of 37.7% was flat with the prior year, but improved 10 basis points excluding the unfavorable impact of foreign exchange. The improvement was driven by higher gross profit margins, partially offset by higher direct expenses.

Digital Revenue/Initiatives
•	WileyPLUS revenue was down $0.7 million to approximately $10 million.
•
In October, Wiley announced an institutional licensing agreement with Indiana University.  This innovative model, which will allow the university to provide etextbooks and WileyPLUS direct to its students via a per-section fee, will reduce costs to students while expanding access and improving learning efficacy.

Copyright Settlement
•
Wiley along with McGraw-Hill Companies, Cengage Learning, Pearson Education, and Elsevier entered into a settlement with the online tutoring site Student of Fortune, Inc. (www.studentoffortune.com) to resolve claims for copyright and trademark infringement. Each publisher discovered unauthorized digital copies of its learning materials, including full textbooks and instructor solutions manuals, which had been uploaded by third parties and sold to users on the Student of Fortune site. Wiley’s portion of the settlement was $0.7 million, which is reflected in Interest Income and Other in the Condensed Consolidated Statements of Income.

Shared Services and Administrative Costs

Shared services and administrative costs for the second quarter of fiscal year 2012 increased 14% to $98.0 million, or 12% excluding the unfavorable impact of foreign exchange. The increase reflects higher technology costs ($5 million) to support investments in digital products and infrastructure; higher employment costs ($3 million); and higher rent and facility costs ($2 million). Approximately $1 million of the facility costs were duplicate rent costs during the “fit-out” period as the Company transitions from the old facilities.

RESULTS OF OPERATIONS – SIX MONTHS ENDED OCTOBER 31, 2011

Throughout this report, references to amounts “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses.  Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location. The variance explanations below are on a currency neutral basis unless otherwise noted.

Revenue and Gross Profit:

Revenue for the first half of fiscal year 2012 increased 3% to $877.1 million, but was flat excluding the favorable impact of foreign exchange as growth in STMS was offset by declines in GEd and P/T. Gross profit margin for the first half of fiscal year 2012 of 70.1% was 130 basis points higher than prior year. The improvement was mainly driven by lower royalty costs due to timing and product mix, including higher digital revenue.

Operating and Administrative Expenses:

Operating and administrative expenses for the first six months of fiscal year 2012 of $464.5 million were 9% higher than prior year, or 6% excluding the unfavorable impact of foreign exchange. The increase was primarily driven by higher technology costs ($8 million) to support investments in digital products and infrastructure; higher employment costs ($7 million); higher rent and facility costs ($4 million); increased global travel expenses ($2 million); and higher STMS editorial costs to support business growth ($2 million).

Operating Income:

Operating income for the first half of fiscal year 2012 decreased 6% to $132.1 million, or 10% excluding the favorable impact of foreign exchange.  The decline was driven by higher operating and administrative expenses to support business growth, partially offset by higher gross profit margins.

Other:

Interest expense for the first six months of fiscal year 2012 decreased $7.0 million to $3.5 million.  Lower interest rates and lower average debt contributed approximately $4.1 million and $2.8 million to the decrease, respectively.  Losses on foreign currency transactions were $1.0 million and $0.8 million in the first half of fiscal years 2012 and 2011, respectively.  Interest income and other for the first half of fiscal year 2012 increased $1.0 million to $1.9 million mainly due to a $0.7 million favorable copyright infringement settlement recognized by the Company in the current year.

Provision for Income Taxes:

The effective tax rate for the first six months of fiscal year 2012 was 21.6% compared to 25.1% in the prior year.  During the first quarters of fiscal years 2012 and 2011, the Company recorded non-cash deferred tax benefits of $8.8 million ($0.14 per share) and $4.2 million ($0.07 per share), respectively, principally associated with new tax legislation enacted in the U.K. that reduced the U.K. statutory income tax rates by 2% and 1%, respectively.  The benefits recognized by the Company reflect the remeasurement of all applicable U.K. deferred tax balances to the new income tax rates as of April 1, 2012 and 2011, respectively.  Excluding the tax benefits described above, the Company’s effective tax rate was essentially flat at 28.4%.

Earnings Per Share:

Earnings per diluted share for the first half of fiscal years 2012 increased 3% to $1.65 compared to the prior year period.  Excluding the effects of favorable foreign exchange and the fiscal year 2012 and 2011 deferred tax benefits associated with changes in the U.K. corporate income tax rates, earnings per share decreased 6% to $1.51 per share over the prior year period.

Segment Results for the Six Months Ended October 31, 2011

Scientific, Technical, Medical and Scholarly (STMS):

	For the Six Months
	Ended October 31,			% change
Dollars in thousands	2011	2010	% change	w/o FX

Journal Subscriptions	$323,429	$300,093	8%	3%
Books	81,816	85,227	-4%	-6%
Other Publishing Income	98,540	88,961	11%	6%
Total Revenue	$503,785	$474,281	6%	2%

Gross Profit	369,935	343,560	8%	3%
Gross Profit Margin	73.4%	72.4%

Direct Expenses & Amortization	156,596	146,666	7%	2%

Direct Contribution to Profit	$213,339	$196,894	8%	4%
Direct Contribution Margin	42.3%	41.5%

Revenue:

STMS revenue for the first half of fiscal year 2012 increased 6% to $503.8 million, or 2% excluding the favorable impact of foreign exchange.  The growth was driven by journal subscriptions and other publishing income, partially offset by a decline in book revenue.

Journal Subscriptions

Journal subscription revenue for the first half of fiscal year 2012 increased 8% to $323.4 million, or 3% excluding the favorable impact of foreign exchange. The growth was driven by new subscriptions ($8 million) and new society business.

Books

Book revenue for the first six months of fiscal year 2012 decreased 4% to $81.8 million, or 6% excluding the favorable impact of foreign exchange.  The decline was mainly driven by a one-time $5 million online book license with a consortium in Saudi Arabia reported in the prior year.

Other Publishing Income

Other publishing income for the first half of fiscal year 2012 increased 11% to $98.5 million, or 6% excluding the favorable impact of foreign exchange. The growth reflects higher revenue from journal reprints ($3 million), advertising ($1 million) and backfile licenses ($1 million).

Gross Profit:

Gross profit margin for the first six months of fiscal year 2012 improved 100 basis points to 73.4%.  Journals gross profit margin improved 80 basis points mainly due to lower royalty costs due to timing.  The gross profit margin for books improved 140 basis points due to product mix including higher digital revenue.

Direct Expenses and Amortization:

Direct expenses and amortization of $156.6 million increased 7% from prior year, or 2% excluding the unfavorable impact of foreign exchange.  The increase was driven by higher employment costs ($2 million) and higher journal editorial costs to support business growth ($2 million).

Direct Contribution to Profit:

Direct contribution to profit increased 8% to $213.3 million, or 4% excluding the favorable impact of foreign exchange.  Direct contribution margin for the first half of fiscal year 2012 was 42.3% compared to 41.5% in the prior year.  The improvement was driven by higher journal subscription revenue and gross profit margins.

Society Partnerships
•	20 new journals signed with combined estimated future annual revenue of $6 million
•	46 journals renewed with $16 million in estimated future combined annual revenue
•	4 journals lost with approximately $0.6 million in combined annual revenue

Professional/ Trade (P/T):

	For the Six Months
	Ended October 31,			% change
Dollars in thousands	2011	2010	% change	w/o FX

Books	$188,073	$190,026	-1%	-2%
Other Publishing Income	23,961	22,697	6%	4%
Total Revenue	$212,034	$212,723	-%	-2%

Gross Profit	134,391	130,239	3%	2%
Gross Profit Margin	63.4%	61.2%

Direct Expenses & Amortization	80,606	79,402	2%	-%

Direct Contribution to Profit	$53,785	$50,837	6%	4%
Direct Contribution Margin	25.4%	23.9%

Revenue:

P/T revenue for the first half of fiscal year 2012 of $212.0 million was flat with the prior year, but declined 2% excluding the favorable impact of foreign exchange.  Book revenue decreased 2% to $188.1 million, while other publishing income grew 4% to $24.0 million. The decline in books was principally due to softness in consumer titles, primarily cooking and travel ($6 million), partially offset by growth in business ($3 million).  The decline in consumer was due to the residual effects of the Borders’ bankruptcy, including liquidation sales which we believe were essentially completed by mid-September, combined with the soft global economy and the inclusion of sales to Borders in the prior year.  The growth in business reflects increased sales of eBooks.  The growth in other publishing income reflects increased revenue from the sale of copyrights and advertising.

Total P/T Revenue by Major Category (on a currency neutral basis)
•	Business was up 5% to $67.2 million with solid growth in digital sales
•	Consumer fell 9% to $60.0 million due in large part to Borders
•	Technology was down 1% to $41.4 million against a very strong prior year
•	Professional Education was down 2% to $15.4 million against a strong prior year
•	Architecture revenue of $13.5 million was flat with the prior year
•	Psychology fell 5% to $6.8 million

Gross Profit:

Gross profit margin for the first half of fiscal year 2012 of 63.4% was 220 basis points higher than prior year. The improvement was principally driven by product mix including higher eBook revenue.

Direct Expenses and Amortization:

Direct expenses and amortization for the first six months of fiscal year 2012 increased 2% to $80.6 million, but were flat with the prior year excluding the unfavorable impact of foreign exchange. Lower sales, marketing and advertising costs ($1 million) due to cost containment initiatives and the discontinuation of Borders promotions were offset by higher employment costs ($1 million).

Direct Contribution to Profit:

Direct contribution to profit for the first half of fiscal year 2012 increased 6% to $53.8 million, or 4% excluding the favorable impact of foreign exchange mainly due to the higher gross profit margins.

Global Education (GEd):

	For the Six Months
	Ended October 31,			% change
Dollars in thousands	2011	2010	% change	w/o FX

Print Textbooks	$110,261	$116,466	-5%	-8%
Non-Traditional & Digital Content	45,169	40,621	11%	11%
Other Publishing Income	5,805	5,691	2%	-7%
Total Revenue	$161,235	$162,778	-1%	-3%

Gross Profit	110,387	111,175	-1%	-3%
Gross Profit Margin	68.5%	68.3%

Direct Expenses & Amortization	51,686	47,160	10%	7%

Direct Contribution to Profit	$58,701	$64,015	-8%	-10%
Direct Contribution Margin	36.4%	39.3%

Revenue:

GEd revenue for the first half of fiscal year 2012 decreased 1% to $161.2 million, or 3% excluding the favorable impact of foreign exchange.  The decline reflects lower revenue from print books, partially offset by strong growth in Non-Traditional and Digital Content revenue.

Print Books

Print book revenue for the first six months of fiscal year 2012 decreased 5% to $110.3 million, or 8% excluding the favorable impact of foreign exchange.  The decline was driven by lower enrollments in for-profit institutions, due to government scrutiny over recruiting practices, prior year rental stock build-up, higher returns and lower demand outside the U.S.

Non-Traditional & Digital Content

Non-traditional and digital content revenue which included WileyPLUS, eBooks, digital content sold directly to institutions, binder editions and custom publishing increased 11% to $45.2 million in the first half of fiscal year 2012.  The growth was mainly driven by higher revenue from custom textbooks and other products.

Total GEd Revenue by Region (on a currency neutral basis)
•	Americas fell 2% to $122.4 million
•	EMEA fell 8% to $12.3 million
•	Asia-Pacific fell 4% to $26.5 million

Total GEd Revenue by Major Subject (on a currency neutral basis)
•	Engineering and Computer Science fell 3% to $22.7 million
•	Science grew 3% to $41.1 million
•	Business and Accounting decreased 2% to $43.4 million
•	Social Science decreased 16% to $24.2 million
•	Math was flat with the prior year at $16.1 million
•	Microsoft Official Academic Course (MOAC) was down 9% to $4.8 million

Gross Profit:

Gross profit margin for the first half of fiscal year 2012 improved 20 basis points to 68.5%. Increased eBook revenue (30 basis points) and lower royalties (50 basis points) mainly due to a royalty advance recovery were partially offset by lower volume and product mix.

Direct Expenses and Amortization:

Direct expenses and amortization for the first six months of fiscal year 2012 increased 10% to $51.7 million, or 7% excluding the unfavorable impact of foreign exchange.  The increase was driven by higher sales costs and consulting costs incurred on digital workflow projects.

Direct Contribution to Profit:

Direct contribution to profit for the first half of fiscal year 2012 of $58.7 million decreased 8% from prior year, or 10% on a currency neutral basis.  Direct contribution margin for the first six months was 36.4% compared to 39.3% in the prior year.  The decrease was mainly due to lower print textbook sales volumes.

Shared Services and Administrative Costs

Shared services and administrative costs for the first six months of fiscal year 2012 increased 13% to $193.7 million, or 10% excluding the unfavorable impact of foreign exchange.  The increase reflects higher technology costs ($8 million) to support investments in digital products and infrastructure; higher employment costs ($5 million); and higher rent and facility costs ($4 million), partially offset by lower distribution costs due to the continued migration from print to electronic products ($1 million). Approximately $2 million of the rent and facility costs were duplicate rent costs during the “fit-out” period as the Company transitions from the old facilities.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Cash and Cash Equivalents balance was $82.3 million at the end of the second quarter of fiscal year 2012, compared with $112.3 million a year earlier. Cash (Used for) Provided by Operating Activities in the first half of fiscal year 2012 was a use of $34.5 compared to a source of $19.7 million in the prior year principally due to changes in deferred revenue ($47 million) and increased cash used for operating assets and liabilities ($11 million).   The change in deferred revenue reflects the timing of journal cash collections and higher non-cash subscription earnings compared to the prior period. Higher cash used for operating assets and liabilities reflects lower accrued royalties and accounts payable ($7 million) due to lower book revenue growth and timing and higher income tax payments ($6 million).

Cash Used for Investing Activities for the first six months of fiscal year 2012 was $59.1 million compared to $49.2 million in the prior year. The Company invested $5.6 million in acquisitions of publishing assets and rights compared to $4.3 million in the prior year.  Cash used for technology, property and equipment increased $9.5 million reflecting spending on technology projects to support businesses growth and leasehold improvements on new facilities.

Cash Used for Financing Activities was $20.9 million in the first half of fiscal 2012, as compared to $14.2 million in the prior year period. The Company’s net debt (debt less cash and cash equivalents) decreased $117.0 million from October 31, 2010. Financing activities in both periods included net borrowings under the credit facility to finance operations, payments of dividends to shareholders and cash from stock option exercises. The Company increased its quarterly dividend to shareholders by 25% to $0.20 per share versus $0.16 per share in the prior year. The Company repurchased 784,700 shares of common stock at an average price of $47.76 during the first half of fiscal 2012 compared to 7,805 shares at an average price of $40.04 during the first half of fiscal 2011.

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

Projected composition and technology, property and equipment capital spending for fiscal year 2012 is forecast to be approximately $55 million and $75 million, respectively, primarily to enhance system functionality and drive future business growth. Projected spending for author advances, which is classified as an operating activity, for fiscal year 2012 is forecast to be approximately $102.0 million.

Cash and cash equivalents held outside the U.S. were approximately $70.3 million as of October 31, 2011.  The balances were comprised primarily of euros, Australian dollars, and Pound Sterling. Maintenance of these non-U.S. dollar cash balances does not have a material impact on the liquidity or capital resources of the U.S. operations.

As of October 31, 2011, we had approximately $510 million of debt outstanding and approximately $560 million of unused borrowing capacity under the Revolving Credit Facility. We believe that our operating cash flow, together with our revolving credit facilities and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us or at all. As disclosed in Note 12, on November 2, 2011 the Company amended and restated its existing credit facility with a $700 million five-year senior revolving credit facility.

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

Interest Rates

The Company had approximately $510.0 million of variable rate loans outstanding at October 31, 2011, which approximated fair value.  As of October 31, 2011, the Company maintained an interest rate swap agreement which locked-in a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.8% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counter party which is reset every month for a twenty-nine month period ending January 19, 2013. As of October 31, 2011, the notional amount of the interest rate swap was $125.0 million.

It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.  During the three and six months ended October 31, 2011, the Company recognized losses on the hedge contract of approximately $0.2 million and $0.4 million, respectively, which are reflected in Interest Expense in the Condensed Consolidated Statements of Income.  At October 31, 2011, the fair value of the interest rate swap was a net deferred loss of $0.7 million and is included in Other Long-Term Liabilities in the Condensed Consolidated Statements of Financial Position. On an annual basis, a hypothetical one percent change in interest rates for the $385.0 million of unhedged variable rate debt as of October 31, 2011 would affect net income and cash flow by approximately $2.4 million.

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is primarily exposed to movements in British pound sterling, euros, Canadian and Australian dollars, and certain Asian currencies. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses.  Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment.  The Company also has significant investments in non-US businesses that are exposed to foreign currency risk.  During the first six months of fiscal year 2012, the Company recorded approximately $32.0 million of foreign currency translation losses in other comprehensive income primarily as a result of the strengthening of the British pound sterling and euro relative to the U.S. dollar.

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

During fiscal year 2012, the Company entered into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Losses on the Condensed Consolidated Statements of Income. The Company did not designate these forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. Therefore, the forward exchange contracts were marked to market through Foreign Exchange Transaction Losses on the Condensed Consolidated Statements of Income, and carried at their fair value on the Condensed Consolidated Statements of Financial Position.  Accordingly, fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the remeasured foreign currency denominated assets and liabilities attributable to changes in foreign currency exchange rates. As of October 31, 2011, the fair value of the open forward exchange contracts was a loss of approximately $0.2 million, which was measured on a recurring basis using Level 2 inputs and recorded within Other Accrued Liabilities on the Condensed Consolidated Statements of Financial Position. For the three and six months ended October 31, 2011, the losses recognized on the forward contracts were $0.5 million and $0.2 million, respectively. As of October 31, 2011, the total notional amount of the open foreign currency forward contracts in U.S. dollars was approximately $66.2 million.

Sales Return Reserves

The Company provides for sales returns based upon historical return experience in the various markets and geographic regions in which the Company does business. Associated with the estimated sales return reserves, the Company also includes a related increase in Inventory and a reduction in Accounts and Royalties Payable as a result of the expected returns.

Net sales return reserves amounted to $54.4 million, $61.1 million and $48.9 million as of October 31, 2011 and 2010, and April 30, 2011, respectively. The reserves are reflected in the following accounts of the Consolidated Statements of Financial Position – increase (decrease):

	October 31, 2011	October 31, 2010	April 30, 2011
Accounts Receivable	$(72,596)	$(81,594)	$(65,663)
Inventory	9,764	11,138	9,485
Accounts and Royalties Payable	8,423	9,376	7,270

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

The Company’s book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 7% of total consolidated revenue, the top 10 book customers account for approximately 18% of total consolidated revenue and approximately 45% of accounts receivable at October 31, 2011.

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

There were no changes in the Company’s internal controls over financial reporting during the second quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of fiscal year 2012, the Company made the following purchases of Class A Common Stock under its stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program
August 2011	-	-	-	4,036,525
September 2011	300,000	$46.02	300,000	3,736,525
October 2011	300,000	$47.66	300,000	3,436,525
Total	600,000	$46.84	600,000

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1 – Amended 2009 Key Employee Stock Plan (Revised September 15, 2011)

10.2 – Amended and Restated Credit Agreement dated as of November 2, 2011, among the Company and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Other Lenders Party Hereto

31.1 – Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2 – Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1 – 18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer

32.2 – 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

101 – The following materials from John Wiley and Sons, Inc. Quarterly Report on Form 10-Q for the quarter ended October 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flows, and  (iv) Notes to Consolidated Financial Statements.

(b)	The following reports on Form 8-K were submitted to the Securities and Exchange Commission since the filing of the Company’s 10-Q on September 8, 2011.

i.	Earnings release on the second quarter fiscal 2012 results issued on Form 8-K dated December 8, 2011 which included the condensed financial statements of the Company.

ii.	Submission of Matters to a Vote of Security Holders at the Annual Meeting of the Company’s Shareholders held on September 15, 2011.

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

Dated: December 12, 2011