Form 10-Q
period 2012-01-31
WILEY JOHN & SONS, INC.
filed 2012-03-09
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]                    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended January 31, 2012                                                                                                                     Commission File No. 1-11507

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
YES [ ] NO [X]

The number of shares outstanding of each of the Registrant’s classes of Common Stock as of February 29, 2012 were:

Class A, par value $1.00 – 50,342,862
Class B, par value $1.00 – 9,537,216

This is the first page of a 36 page document

JOHN WILEY & SONS, INC.

INDEX

PART I	-	FINANCIAL INFORMATION	PAGE NO.

Item 1.		Financial Statements.

		Condensed Consolidated Statements of Financial Position - Unaudited as of January 31, 2012 and 2011, and April 30, 2011	3

		Condensed Consolidated Statements of Income - Unaudited for the three and nine months ended January 31, 2012 and 2011	4

		Condensed Consolidated Statements of Cash Flows – Unaudited for the nine months ended January 31, 2012 and 2011	5

		Notes to Unaudited Condensed Consolidated Financial Statements	6-13

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-27

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	28-29

Item 4.		Controls and Procedures	30

PART II	-	OTHER INFORMATION

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6.		Exhibits and Reports on Form 8-K	31

SIGNATURES AND CERTIFICATIONS			32

EXHIBITS			33-36

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - UNAUDITED
(In thousands)

	January 31,		April 30,
	2012	2011	2011
Assets:
Current Assets
Cash and cash equivalents	$284,456	$305,441	$201,853
Accounts receivable	218,370	208,768	168,310
Inventories	104,948	110,231	106,423
Prepaid and other	34,070	40,943	50,904
Total Current Assets	641,844	665,383	527,490

Product Development Assets	113,993	114,700	109,554
Technology, Property & Equipment	172,527	153,367	165,541
Intangible Assets	873,741	911,798	932,730
Goodwill	624,448	627,385	642,898
Other Assets	52,088	48,225	51,928
Total Assets	$2,478,641	$2,520,858	$2,430,141

Liabilities & Shareholders' Equity:
Current Liabilities
Accounts and royalties payable	$204,304	$207,336	$155,262
Deferred revenue	303,646	265,180	321,409
Accrued employment costs	52,056	57,218	87,770
Accrued income taxes	18,668	27,781	5,924
Accrued pension liability	4,326	2,274	4,447
Other accrued liabilities	51,620	48,853	57,853
Current portion of long-term debt	-	106,875	123,700
Total Current Liabilities	634,620	715,517	756,365

Long-Term Debt	483,000	525,025	330,500
Accrued Pension Liability	85,012	123,787	91,594
Deferred Income Tax Liabilities	183,788	172,148	192,909
Other Long-Term Liabilities	68,773	77,531	80,884

Shareholders’ Equity
Class A & Class B common stock	83,190	83,191	83,190
Additional paid-in-capital	267,014	236,689	247,046
Retained earnings	1,264,395	1,117,406	1,136,224
Accumulated other comprehensive loss	(177,066)	(187,195)	(127,741)
Treasury stock	(414,085)	(343,241)	(360,830)
Total Shareholders’ Equity	1,023,448	906,850	977,889
Total Liabilities & Shareholders' Equity	$2,478,641	$2,520,858	$2,430,141

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(In thousands except per share information)

	For The Three Months		For The Nine Months
	Ended January 31,		Ended January 31,
	2012	2011	2012	2011

Revenue	$451,111	$447,855	$1,328,165	$1,297,637

Costs and Expenses
Cost of sales	142,131	137,909	404,472	402,717
Operating and administrative expenses	221,648	222,206	686,132	649,097
Additional provision for doubtful trade account	-	9,290	-	9,290
Amortization of intangibles	8,875	8,800	26,965	26,094
Total Costs and Expenses	372,654	378,205	1,117,569	1,087,198

Operating Income	78,457	69,650	210,596	210,439

Interest Expense	(2,768)	(4,630)	(6,270)	(15,161)
Foreign Exchange Transaction Losses	(184)	(887)	(1,149)	(1,646)
Interest Income and Other	421	743	2,294	1,626

Income Before Taxes	75,926	64,876	205,471	195,258
Provision For Income Taxes	13,017	19,259	40,990	51,938

Net Income	$62,909	$45,617	$164,481	$143,320

Earnings Per Share
Diluted	$1.03	$0.74	$2.69	$2.34
Basic	$1.05	$0.76	$2.72	$2.39

Cash Dividends Per Share
Class A Common	$0.20	$0.16	$0.60	$0.48
Class B Common	$0.20	$0.16	$0.60	$0.48

Average Shares
Diluted	60,845	61,549	61,255	61,175
Basic	59,993	60,384	60,392	60,083

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW – UNAUDITED
(In thousands)
	For The Nine Months
	Ended January 31,
	2012	2011
Operating Activities
Net income	$164,481	$143,320
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	26,965	26,094
Amortization of composition costs	36,877	37,381
Depreciation of technology, property and equipment	37,350	33,806
Additional provision for doubtful trade account (net of tax)	-	6,039
One-time non-cash tax benefits	(16,293)	(4,155)
Stock-based compensation	13,055	12,630
Excess tax benefits from stock-based compensation	(1,362)	(2,529)
Pension expense, net of contributions	635	8,788
Royalty advances	(82,083)	(76,992)
Earned royalty advances	69,367	65,057
Other non-cash charges	32,325	25,981
Change in deferred revenue	(10,632)	(14,456)
Net change in operating assets and liabilities, excluding acquisitions	(4,700)	15,239
Cash Provided by Operating Activities	265,985	276,203
Investing Activities
Composition spending	(37,302)	(37,060)
Additions to technology, property and equipment	(47,928)	(32,704)
Acquisitions, net of cash acquired	(6,386)	(6,452)
Cash Used for Investing Activities	(91,616)	(76,216)
Financing Activities
Repayment of long-term debt	(789,137)	(271,900)
Borrowings of long-term debt	817,937	254,800
Change in book overdrafts	(27,278)	(27,874)
Cash dividends	(36,310)	(28,969)
Purchase of treasury stock	(60,638)	(10,142)
Debt financing costs	(3,119)	-
Proceeds from exercise of stock options and other	12,674	24,595
Excess tax benefits from stock-based compensation	1,362	2,529
Cash Used for Financing Activities	(84,509)	(56,961)
Effects of Exchange Rate Changes on Cash	(7,257)	8,902
Cash and Cash Equivalents
Increase for the Period	82,603	151,928
Balance at Beginning of Period	201,853	153,513
Balance at End of Period	$284,456	$305,441
Cash Paid During the Period for:
Interest	$4,745	$15,235
Income taxes, net	$26,771	$14,215

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The Company has historically reported sales return reserves, net of an inventory and royalty recovery, as a component of Accounts Receivable in the Condensed Consolidated Statements of Financial Position. In the fourth quarter of fiscal year 2011, the Company changed the presentation of the net sales return reserve to reflect each respective balance sheet account. As such, the Company has reclassified approximately $11.8 million to increase Inventory and $9.9 million to reduce Accounts and Royalties Payable from the previously reported January 31, 2011 Accounts Receivable balance.

The Company has historically presented author advance payments as a component of Investing Activities in the Condensed Consolidated Statements of Cash Flows. In the fourth quarter of fiscal year 2011, the Company changed the presentation of royalty advance payments from an Investing Activity to an Operating Activity. To be consistent with current year presentation, the Company reclassified approximately $77.0 million of royalty advance payments for the nine months ended January 31, 2011 from Investing Activities to Operating Activities.

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

The Company has share-based compensation plans under which employees may be granted options to purchase shares of Company common stock at the fair market value at the time of grant.  In addition to stock options, the Company grants performance-based stock awards and other restricted stock awards to certain management level employees. The Company recognizes the grant date fair value of share-based compensation in net income on a straight-line basis over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established three years in advance. For the three months ended January 31, 2012 and 2011, the Company recognized share-based compensation expense, on a pre-tax basis, of $5.3 million and $4.3 million, respectively. For the nine months ended January 31, 2012 and 2011, the Company recognized share-based compensation expense, on a pre-tax basis, of $13.1 million and $12.6 million, respectively.

The following table provides share-based compensation data for awards granted by the Company:

	For the Nine Months Ended January 31,
	2012	2011
Restricted Stock:
Awards granted (in thousands)	259	256
Weighted average fair value of grant	$49.49	$39.94

Stock Options:
Awards granted (in thousands)	411	413
Weighted average fair value of grant	$14.11	$11.97

The weighted average Black-Scholes fair value assumptions for stock option grants are as follows:

	For the Nine Months Ended January 31,
	2012	2011
Expected life of options (years)	7.3	7.7
Risk-free interest rate	2.3%	2.7%
Expected volatility	29.0%	28.9%
Expected dividend yield	1.6%	1.6%
Fair value of common stock on grant date	$49.55	$40.02

4.      Comprehensive Income (Loss)

Comprehensive income (loss) was as follows (in thousands):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2012	2011	2012	2011
Net income	$62,909	$45,617	$164,481	$143,320
Changes in other comprehensive income (loss):
Foreign currency translation adjustment	(21,162)	603	(53,112)	33,188
Unamortized retirement costs, net of tax	1,490	1,345	3,887	2,712
Unrealized gain (loss) on interest rate swaps, net of tax	17	1,992	(100)	4,551
Comprehensive income	$43,254	$49,557	$115,156	$183,771

A reconciliation of accumulated other comprehensive income (loss) follows (in thousands):

	For the Three Months
	October 31, 2011	Change for Period	January 31, 2012
Foreign currency translation adjustment	$(97,758)	$(21,162)	$(118,920)
Unamortized retirement costs, net of tax	(59,239)	1,490	(57,749)
Unrealized loss on interest rate swaps, net of tax	(414)	17	(397)
Total	$(157,411)	$(19,655)	$(177,066)

	For the Nine Months
	April 30, 2011	Change for Period	January 31, 2012
Foreign currency translation adjustment	$(65,808)	$(53,112)	$(118,920)
Unamortized retirement costs, net of tax	(61,636)	3,887	(57,749)
Unrealized loss on interest rate swaps, net of tax	(297)	(100)	(397)
Total	$(127,741)	$(49,325)	$(177,066)

5.	Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2012	2011	2012	2011
Weighted average shares outstanding	60,197	60,747	60,592	60,426
Less: Unearned restricted shares	(204)	(363)	(200)	(343)
Shares used for basic earnings per share	59,993	60,384	60,392	60,083
Dilutive effect of stock options and other stock awards	852	1,165	863	1,092
Shares used for diluted earnings per share	60,845	61,549	61,255	61,175

Since their inclusion in the calculation of diluted earnings per share would have been anti-dilutive, options to purchase 1,655,362 shares of Class A Common Stock have been excluded for both the three and nine months ended January 31, 2012, and options to purchase 1,656,166 shares have been excluded for both the three and nine months ended January 31, 2011.  For the three and nine months ended January 31, 2012, unearned restricted shares of 5,000 and 48,150, respectively, have also been excluded.  There were no unearned restricted shares excluded from the calculation for the three and nine months ended January 31, 2011.

6.      Inventories

Inventories were as follows (in thousands):
	As of January 31,		As of April 30,
	2012	2011	2011
Finished goods	$79,920	$80,512	$87,080
Work-in-process	8,567	8,858	7,850
Paper, cloth and other	11,621	12,856	7,940
	100,108	102,226	102,870
Inventory value from estimated returns	10,072	11,804	9,485
LIFO reserve	(5,232)	(3,799)	(5,932)
Total inventories	$104,948	$110,231	$106,423

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

Segment information is as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended January 31,		Ended January 31,
	2012	2011	2012	2011
Revenue
Scientific, Technical, Medical and Scholarly	$245,476	$237,939	$749,261	$712,220
Professional/Trade	107,973	114,468	320,007	327,191
Global Education	97,662	95,448	258,897	258,226
Total	$451,111	$447,855	$1,328,165	$1,297,637

Direct Contribution to Profit
Scientific, Technical, Medical and Scholarly	$98,984	$97,061	$312,323	$293,955
Professional/Trade	27,848	20,555	81,633	71,392
Global Education	42,255	40,177	100,956	104,192
Total	$169,087	$157,793	$494,912	$469,539

Shared Services and Administration Costs
Distribution	$(27,110)	$(27,612)	$(82,511)	$(81,833)
Technology Services	(34,880)	(31,453)	(103,916)	(87,028)
Finance	(11,098)	(11,198)	(33,032)	(31,580)
Other Administration	(17,542)	(17,880)	(64,857)	(58,659)
Total	$(90,630)	$(88,143)	$(284,316)	$(259,100)
Operating Income	$78,457	$69,650	$210,596	$210,439

8.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of January 31,		As of April 30,
	2012	2011	2011
Intangible assets with indefinite lives:
Brands and trademarks	$162,560	$170,540	$175,193
Acquired publishing rights	101,421	104,916	111,908
	$263,981	$275,456	$287,101

Net intangible assets with determinable lives:
Acquired publishing rights	$552,299	$574,236	$583,549
Customer relationships	46,397	49,850	50,157
Brands and trademarks	10,796	12,177	11,870
Covenants not to compete	268	79	53
	$609,760	$636,342	$645,629
Total	$873,741	$911,798	$932,730

The changes in intangible assets at January 31, 2012 compared to January 31, 2011 and April 30, 2011 are primarily due to foreign exchange translation and amortization expense.

9.	Income Taxes

The effective tax rate for the first nine months of fiscal year 2012 was 19.9% compared to 26.6% in the prior year.  During the first quarters of fiscal years 2012 and 2011, the Company recorded non-cash deferred tax benefits of $8.8 million ($0.14 per share) and $4.2 million ($0.07 per share), respectively, principally associated with new tax legislation enacted in the United Kingdom (“U.K.”) that reduced the U.K. statutory income tax rates by 2% and 1%, respectively. The benefits recognized by the Company reflect the remeasurement of all applicable U.K. deferred tax balances to the new income tax rates as of April 1, 2012 and 2011, respectively. In addition, during the third quarter of fiscal year 2012 the Company released an income tax reserve of approximately $7.5 million ($0.12 per share). The $7.5 million reserve was originally recorded in conjunction with the purchase accounting for the Blackwell acquisition and was reversed due to the expiration of the statute of limitations.  Excluding the tax benefits described above, the Company’s effective tax rate for the nine month period ending January 31, 2012 was 27.9% compared to 28.7% in the prior year.  The decrease was mainly due to higher tax benefits on non-U.S. earnings.

10.	Defined Benefit Retirement Plans

The components of net pension expense for the defined benefit plans were as follows (in thousands):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2012	2011	2012	2011
Service Cost	$3,615	$4,210	$12,023	$12,142
Interest Cost	6,966	6,676	20,960	20,011
Expected Return on Plan Assets	(7,198)	(6,456)	(21,840)	(19,109)
Net Amortization of Prior Service Cost	324	222	778	664
Recognized Net Actuarial Loss	1,326	1,894	3,836	5,418
Net Pension Expense	$5,033	$6,546	$15,757	$19,126

Employer pension plan contributions were $15.1 million and $10.3 million for the nine months ended January 31, 2012 and 2011, respectively.

11.	Debt Refinancing

On November 2, 2011, the Company amended and restated its existing credit facility, previously described in the Company’s Form 10-K filed on June 24, 2011, with Bank of America - Merrill Lynch and The Royal Bank of Scotland plc as joint lead arrangers and Bank of America as administrative agent.  The new agreement consists of a $700 million five-year senior revolving credit facility, which can be drawn in multiple currencies. The proceeds of the new revolving credit facility will be used to pay down the Company’s prior credit facility and meet future seasonal operating cash requirements.  The Company has the option of borrowing at the following floating interest rates:  (i) at a rate based on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 1.05% to 1.65%, depending on the Company’s consolidated leverage ratio, as defined, or (ii) for U.S. dollar-denominated loans only, at the lender’s base rate plus an applicable margin ranging from zero to 0.65%, depending on the Company’s consolidated leverage ratio.  The lender’s base rate is defined as the highest of (i) the U.S. federal funds effective rate plus a 0.50% margin, (ii) the Eurocurrency rate, as defined, plus a 1.00% margin, or (iii) the Bank of America prime lending rate.  In addition, the Company will pay a facility fee ranging from 0.20% to 0.35% depending on the Company’s consolidated leverage ratio.  The Company also has the option to request a credit limit increase of up to $250 million in minimum increments of $50 million.  The new agreement contains certain restrictive covenants related to the Company’s consolidated leverage ratio and interest coverage ratio.  Due to the fact that there are no principal payments due until the end of the new agreement, the Company has classified its entire debt obligation as of January 31, 2012 as long-term.

12.	Derivative Instruments and Hedging Activities

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

The Company had approximately $483.0 million of variable rate loans outstanding at January 31, 2012, which approximated fair value. As of January 31, 2012, the Company had an interest rate swap agreement that was designated as a fully effective cash flow hedge as defined under Accounting Standards Codification (“ASC”) 815. During the first nine months of fiscal year 2011, the Company maintained two interest rate swap agreements which were also designated as fully effective cash flow hedges.  As a result, there was no impact on the Company’s Condensed Consolidated Statements of Income for changes in the fair value of the interest rate swaps.  Under ASC 815, fully effective derivative instruments that are designated as cash flow hedges have changes in their fair value recorded initially within Accumulated Other Comprehensive Loss on the Condensed Consolidated Statements of Financial Position. As interest expense is recognized based on the variable rate loan agreements, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated Other Comprehensive Loss to Interest Expense in the Condensed Consolidated Statements of Income. It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.

On February 16, 2007, the Company entered into an interest rate swap agreement which fixed variable interest due on a portion of its term loan (“Term Loan”). Under the terms of the agreement, the Company paid a fixed rate of 5.076% and received a variable rate of interest based on three month LIBOR (as defined) from the counterparty which was reset every three months for a four-year period ending February 8, 2011, the date that the swap expired.  As of January 31, 2011, the notional amount of the interest rate swap was $200 million.

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

On August 19, 2010, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding.  Under the terms of the agreement, the Company pays a fixed rate of 0.8% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a twenty-nine month period ending January 19, 2013.  As of January 31, 2012, the notional amount of the interest rate swap was $125.0 million.

The Company records the fair value of its interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets.  The fair value of the interest rate swaps as of January 31, 2012 and 2011 and April 30, 2011 was a net deferred loss of $0.7 million, $2.7 million and $0.5 million, respectively. As of January 31, 2012 and January 31, 2011, the deferred losses were recorded in Other Accrued Liabilities, and as of April 30, 2011 the deferred losses were recorded in Other Long-Term Liabilities on the Condensed Consolidated Statements of Financial Position, based on the maturity dates of the contracts. Net losses that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the three months ended January 31, 2012 and 2011 were $0.2 million and $2.6 million, respectively.  Net losses that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the nine months ended January 31, 2012 and 2011 were $0.6 million and $8.7 million, respectively.

During fiscal years 2012 and 2011, the Company entered into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Losses on the Condensed Consolidated Statements of Income.  The Company did not designate these forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. Therefore, the forward exchange contracts were marked to market through Foreign Exchange Transaction Losses, and carried at their fair value on the Condensed Consolidated Statements of Financial Position. Accordingly, the fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the remeasured foreign currency denominated assets and liabilities attributable to changes in foreign currency exchange rates. The fair value of the contracts were measured on a recurring basis using Level 2 inputs. As of January 31, 2012 and 2011 and April 30, 2011, the Company did not have any open forward contracts. For the three and nine months ended January 31, 2012, the losses recognized on the forward contracts were $2.2 million and $2.4 million, respectively.  For the three and nine months ended January 31, 2011, the losses/(gains) recognized on the forward contracts were $0.8 million and $(0.6) million, respectively.

13.	Additional Provision for Doubtful Trade Account

In the third quarter of fiscal year 2011, the Company recorded a pre-tax bad debt provision of $9.3 million, or $6.0 million after-tax ($0.10 per share), related to Borders Group, Inc. (“Borders”).  The net charge was reflected in the Additional Provision for Doubtful Trade Account line item in the Condensed Consolidated Statements of Income and represented the Company’s outstanding receivable with Borders, net of existing reserves and expected recoveries. On February 16, 2011, Borders filed a petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy code. There were no additional charges or bad debt expense with respect to this customer.

14.	Subsequent Events

On February 16, 2012, the Company acquired all of the stock of Inscape Holdings, Inc. (“Inscape”) for $85 million in cash.  Inscape is a leading provider of DiSC®-based assessments and training products that develop critical interpersonal business skills. The acquisition will enable Wiley’s Professional/Trade business to capitalize on both companies’ content, assets, and relationships, enhance its global reach, and move more aggressively into digital delivery to the growing workplace learning and assessment market. Annually, Inscape generates approximately $20 million in revenue. The Company has not yet completed the initial purchase accounting for this acquisition.

On March 7, 2012, Wiley announced that it will explore opportunities to sell a number of its consumer print and digital publishing assets in its Professional/Trade business as they no longer align with the company’s long-term business strategy.  Fiscal year 2011 revenue associated with the assets to be sold was approximately $85 million with a direct contribution to profit, before shared service expenses, of approximately $6 million.  Assets include travel (including the Frommer’s brand), culinary, general interest, nautical, pets, crafts, Webster’s New World, and CliffsNotes. Wiley will re-deploy resources in its Professional/Trade business to build on its global market-leading positions in business, finance, accounting, leadership, technology, architecture, psychology, education, and through the For Dummies brand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – THIRD QUARTER ENDED JANUARY 31, 2012

Throughout this report, references to amounts “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses.  Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location. Unless otherwise noted, the impact of foreign exchange on the variance explanations below is not significant.

Revenue and Gross Profit:

Revenue for the third quarter of fiscal year 2012 increased 1% to $451.1 million.  Growth in Scientific, Technical, Medical and Scholarly (“STMS”) and Global Education (“GEd”) was partially offset by a decline in Professional/Trade (“P/T”).  Gross profit margin for the third quarter of fiscal year 2012 of 68.5% was 70 basis points lower than prior year.  The decrease was mainly driven by lower P/T sales volume and higher STMS royalty rates, partially offset by an increase in higher margin digital products in all segments.

Operating and Administrative Expenses:

Operating and administrative expenses for the third quarter of fiscal year 2012 of $221.6 million were flat with the prior year.  Lower employment costs ($2 million); and a reduction in P/T marketing and advertising costs ($2 million) due to cost containment initiatives were offset by higher technology costs ($3 million) to support investments in digital products and infrastructure and a bad debt provision related to an outstanding receivable with a university in Iran ($1.4 million).

In the third quarter of fiscal year 2011, the Company recorded a pre-tax bad debt provision of $9.3 million, or $6.0 million after-tax ($0.10 per share), within the P/T reporting segment related to Borders Group, Inc. (“Borders”). The provision represented the Company’s outstanding receivable with Borders, net of existing reserves and expected recoveries. On February 16, 2011, Borders filed a petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy code. There were no additional charges or bad debt expense with respect to this customer.

Operating Income:

Operating income for the third quarter of fiscal year 2012 increased 13% to $78.5 million, but declined 1% on a currency neutral basis and excluding the prior year Borders bad debt provision mainly due to lower gross profit margins.

Other:

Interest expense for the third quarter of fiscal year 2012 decreased $1.9 million to $2.8 million.  Lower average debt and lower interest rates contributed approximately $1.1 million and $0.8 million to the decrease, respectively.  Losses on foreign currency transactions for the third quarters ended January 31, 2012 and 2011 were $0.2 million and $0.9 million, respectively.  Interest income and other for the third quarter of fiscal years 2012 and 2011 were $0.4 million and $0.7 million, respectively.

Provision for Income Taxes:

The effective tax rate for the third quarter of fiscal year 2012 was 17.1% compared to 29.7% in the prior year.  In the third quarter of fiscal year 2012, the Company released an income tax reserve of approximately $7.5 million ($0.12 per share).  The $7.5 million reserve was originally recorded in conjunction with the purchase accounting for the Blackwell acquisition and was reversed due to the expiration of the statute of limitations. Excluding the impact of the purchase accounting reserve, the Company’s effective tax rate for the third quarter of fiscal year 2012 decreased to 27.1% mainly due to higher tax benefits on non-U.S. earnings and lower interest on tax reserves.

Earnings Per Share:

Earnings per diluted share for the third quarter of fiscal year 2012 increased 39% to $1.03. Excluding the effects of favorable foreign exchange of approximately $0.02 per share, the prior year Borders bad debt provision and the current year tax reserve release, earnings per diluted share increased 6%.

Third Quarter Segment Results

Scientific, Technical, Medical and Scholarly (STMS):

	For the Three Months
	Ended January 31,			% change
Dollars in thousands	2012	2011	% change	w/o FX

Journal Subscriptions	$145,394	$139,541	4%	4%
Books	47,959	45,500	5%	6%
Other Publishing Income	52,123	52,898	-1%	-1%
Total Revenue	$245,476	$237,939	3%	3%

Gross Profit	175,842	172,424	2%	2%
Gross Profit Margin	71.6%	72.5%

Direct Expenses & Amortization	76,858	75,363	2%	2%

Direct Contribution to Profit	$98,984	$97,061	2%	1%
Direct Contribution Margin	40.3%	40.8%

Revenue:

STMS revenue for the third quarter of fiscal year 2012 increased 3% to $245.5 million.  The growth was driven by journal subscriptions and books, partially offset by a decline in other publishing income.

Journal Subscriptions

Journal subscription revenue for the third quarter of fiscal year 2012 of $145.4 million increased 4% from the prior year.  The growth was driven by new subscriptions ($5 million) and new society business ($1 million).

Books

Book revenue for the third quarter of fiscal year 2012 increased 5% to $48.0 million, or 6% excluding the unfavorable impact of foreign exchange mainly due to growth in digital reference books and eBooks.

Other Publishing Income

Other publishing income for the third quarter of fiscal year 2012 decreased 1% to $52.1 million.  The decline was mainly driven by lower journal reprint revenue ($2 million), partially offset by increased revenue from journal advertising ($1 million).

Gross Profit:

Gross profit margin for the third quarter of fiscal year 2012 declined 90 basis points to 71.6% principally due to higher royalty rates.

Direct Expenses and Amortization:

Direct expenses and amortization for the third quarter of fiscal year 2012 increased 2% to $76.9 million.  The increase was mainly driven by higher editorial costs to support business growth ($1 million) and a bad debt provision related to an outstanding receivable with a university in Iran ($1.4 million).

Direct Contribution to Profit:

Direct contribution to profit increased 2% to $99.0 million, or 1% excluding the favorable impact of foreign exchange.  Direct contribution margin in the third quarter of fiscal year 2012 was 40.3% compared to 40.8% in the prior year.  The decline was driven by lower gross profit margins and higher direct expenses.

Society Partnerships
•	2 new society journals were signed with combined annual revenue of $1.4 million
•	39 renewals/extensions were signed with approximately $20 million in combined annual revenue
•	2 journals lost with combined annual revenue of $0.6 million

New Society Contracts
•
Journal of the American Heart Association for the American Heart Association – the first open access online-only journal for the AHA. The online journal has been launched on-time and on-budget.  This is a new society relationship for STMS, and one that was enabled by our Gold (Funded) Open Access publishing capabilities.

•
British Educational Research Journal (BERJ) and a new start review journal for the British Educational Research Association (BERA).  BERA is the largest educational research organization outside of the U.S., with 1,800 members.

Alliances
•	Wiley has been selected as preferred publisher by both the Society for Information Display (SID) and the American Society for Engineering Education (ASEE)
•	An agreement has been signed by Asian Chemical Editorial Society and Wiley-VCH to collaborate on European Journal of Organic Chemistry and Asian Journal of Organic Chemistry.

Online Library Usage and Other Digital Initiatives
•	Overall, full-text accesses (FTAs) on Wiley Online Library grew by 12% for the quarter. Total visits were up 19% compared to the previous quarter
•	Wiley completed and deployed custom websites for six of its society partners

Professional/ Trade (P/T):

	For the Three Months
	Ended January 31,			% change
Dollars in thousands	2012	2011	% change	w/o FX (a)

Books	$96,285	$102,503	-6%	-6%
Other Publishing Income	11,688	11,965	-2%	-1%
Total Revenue	$107,973	$114,468	-6%	-5%

Gross Profit	66,221	71,809	-8%	-8%
Gross Profit Margin	61.3%	62.7%

Direct Expenses & Amortization	38,373	51,254	-25%	-8%

Direct Contribution to Profit	$27,848	$20,555	35%	-6%
Direct Contribution Margin	25.8%	18.0%

(a)	Adjusted to exclude the fiscal year 2011 bad debt provision of $9.3 million related to Borders from direct expenses and direct contribution.

Revenue:

P/T revenue for the third quarter of fiscal year 2012 decreased 6% to $108.0 million, or 5% excluding the unfavorable impact of foreign exchange. The decline in books was driven by softness in the consumer line ($4 million), primarily cooking and travel, and business ($4 million), principally as a result of a weak global economy and reduced retail shelf space for some consumer print categories.

Total P/T Revenue by Major Category (on a currency neutral basis)
•	Business down 10% to $32.6 million, with solid growth in digital sales
•	Consumer fell 10% to $33.7 million due in large part to Borders
•	Technology grew 2% to $23.2 million
•	Professional Education grew 7% to $6.1 million
•	Architecture down 3% to $6.7 million
•	Psychology grew 4% to $3.3 million

Digital Revenue
•	eBook sales increased approximately $5 million in the quarter to approximately $9 million, accounting for 9% of P/T revenue. Strong growth at Amazon, Barnes and Noble and Apple drove results.

Gross Profit:

Gross profit margin for the third quarter of fiscal year 2012 of 61.3% was 140 basis points lower than prior year mainly due to the decline in top-line results.

Direct Expenses and Amortization:

Direct expenses and amortization for the third quarter of fiscal year 2012 decreased 25% to $38.4 million, or 8% on a currency neutral basis and excluding the Borders bad debt provision in the prior year, mainly driven by lower marketing and advertising costs ($2 million) due to cost containment initiatives and lower accrued incentive compensation ($1 million).

Direct Contribution to Profit:

Direct contribution to profit for the third quarter of fiscal year 2012 increased 35% to $27.8 million, but declined 6% on a currency neutral basis and excluding the Borders bad debt provision in the prior year. Excluding the Borders bad debt provision, direct contribution margin declined 30 basis points due to the top-line results, partially offset by lower direct expenses due to cost containment initiatives.

New Titles/Products of Note

•
Business and Finance:  GMAT Business Ready is a digital "boot camp" product for GMAC, aimed primarily at students starting business school. The product contains four modules (Accounting, Finance, Statistics, and Quantitative Skills) that can be purchased separately or in combination.   The Advantage Audit Guides are workflow tools that allow users to download targeted business forms to use when performing an audit.  The CPA Test Bank is an online test preparation product that is targeted to users studying for the CPA exam. It consists of sample test questions, and enables users to create and take exams in various modes, see their results and track their progress.

•	Technology: iPad 2 For Dummies, 3rd Edition, by Edward C. Baig and Bob LeVitus; iPhone 4S Portable Genius, Second Edition by Paul McFedries; Liars and Outliers by Bruce Schneier.
•
Consumer:  Small Business For Dummies, 4/e by Eric Tyson and Jim Schell; The Paleo Answer; Frommer’s France Day by Day; Frommer’s Toronto; Better Homes & Gardens Ultimate Low-Calorie Cookbook, Weight Watchers One-Pot Cookbook, and the Digital Edition of The Culinary Institute of America’s The Professional Chef, 9th edition.

•	Professional Education: Teach Like A Champion Field Guide, a follow-on guide to Doug Lemov’s highly successful Teach Like A Champion
•	Architecture: Meggs’ History of Graphic Design 5e in print and multiple e-formats
•
eBooks: We released several enhanced e-books in the quarter. Bloomberg Visual Guide to Municipal Bonds and Bloomberg Visual Guide to Candelstick Consulting provide valuable resources for finance professionals and incorporate instructional videos of the author embedded in the text.

•
Mobile Apps: Stock Traders Almanac 2012 – Calendar and Market Data Tool, based on over 40 years of research, features complete historical market data for every trading day of 2012, providing timing triggers for market cycles and seasons, as well as probabilities for each trading day, week and month.

Inscape Acquisition

On February 16, 2012, the Company acquired all of the stock of Inscape Holdings, Inc. (“Inscape”) for $85 million in cash.  Inscape is a leading provider of DiSC®-based assessments and training products that develop critical interpersonal business skills. The acquisition will enable Wiley’s Professional/Trade business to capitalize on both companies’ content, assets, and relationships, enhance its global reach, and move more aggressively into digital delivery to the growing workplace learning and assessment market. Annually, Inscape generates approximately $20 million in revenue.

Divestment

On March 7, 2012, Wiley announced that it intends to explore opportunities to sell a number of its consumer print and digital publishing assets in its P/T business as they no longer align with the company’s long-term business strategy.  Fiscal year 2011 revenue associated with the assets to be sold was approximately $85 million with a direct contribution to profit, before shared service expenses, of approximately $6 million.  Assets include travel (including the Frommer’s brand), culinary, general interest, nautical, pets, crafts, Webster’s New World, and CliffsNotes.  Wiley will re-deploy resources in its P/T business to build on its global market-leading positions in business, finance, accounting, leadership, technology, architecture, psychology, education, and through the For Dummies brand.

Global Education (GEd):

	For the Three Months
	Ended January 31,			% change
Dollars in thousands	2012	2011	% change	w/o FX

Print Books	$66,643	$64,080	4%	4%
Non-Traditional & Digital Content	28,222	29,009	-3%	-3%
Other Publishing Income	2,797	2,359	19%	19%
Total Revenue	$97,662	$95,448	2%	2%

Gross Profit	66,917	65,713	2%	1%
Gross Profit Margin	68.5%	68.8%

Direct Expenses & Amortization	24,662	25,536	-3%	-3%

Direct Contribution to Profit	$42,255	$40,177	5%	5%
Direct Contribution Margin	43.3%	42.1%

Revenue:

GEd revenue for the third quarter of fiscal year 2012 increased 2% to $97.7 million.  The growth reflects higher revenue from print textbooks and other publishing income, partially offset by a decline in Non-Traditional and Digital Content.

Print Books

Print book revenue for the third quarter of fiscal year 2012 increased 4% to $66.6 million mainly driven by growth in the U.S. and lower sales returns.

Non-Traditional & Digital Content

Non-traditional and digital content revenue, which includes WileyPLUS, eBooks, digital content sold directly to institutions, binder editions and custom publishing, fell 3% to $28.2 million and accounted for 29% of total GEd revenue.  The decline was entirely driven by lower WileyPLUS revenue principally due to lower sales to the for-profit sector. WileyPLUS billings picked up in the third quarter, growing 7% overall with solid growth in digital-only billings. Revenue from WileyPLUS billings are deferred and recognized over the school semester.

Other Publishing Income

Other publishing income increased 19% to $2.8 million as a result of the timing of rights revenue.

Total GEd Revenue by Region (on a currency neutral basis)
•	Americas was up 4% to $66.1 million
•	EMEA fell 8% to $5.3 million
•	Asia-Pacific fell 1% to $26.3 million

Total GEd Revenue by Major Subject (on a currency neutral basis)
•	Engineering and Computer Science fell 1% to $13.1 million
•	Science grew 6% to $19.0 million
•	Business and Accounting increased 4% to $25.3 million
•	Social Science fell 2% to $13.5 million
•	Math decreased 12% to $6.9 million
•	Microsoft Official Academic Course (MOAC) fell 16% to $3.0 million

Gross Profit:

Gross profit margin for the third quarter of fiscal year 2012 was 68.5% compared to 68.8% in the prior year.  The decrease was mainly driven by higher composition amortization to support business growth.

Direct Expenses and Amortization:

Direct expenses and amortization for the third quarter of fiscal year 2012 of $24.7 million decreased 3% from prior year mainly due to lower employment costs driven by lower accrued incentive compensation.

Direct Contribution to Profit:

Direct contribution to profit for the third quarter of fiscal year 2012 increased 5% to $42.3 million.  Direct contribution margin increased 120 basis points to 43.3% reflecting lower direct expenses, partially offset by higher composition costs.

Shared Services and Administrative Costs

Shared services and administrative costs for the third quarter of fiscal year 2012 increased 3% to $90.6 million. The increase was mainly driven by higher technology costs to support investments in digital products and infrastructure.

RESULTS OF OPERATIONS – NINE MONTHS ENDED JANUARY 31, 2012

Throughout this report, references to amounts “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses.  Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location. Unless otherwise noted, the impact of foreign exchange on the variance explanations below is not significant.

Revenue and Gross Profit:

Revenue for the first nine months of fiscal year 2012 increased 2% to $1,328 million, but was flat excluding the favorable impact of foreign exchange as growth in STMS was offset by declines in P/T and GEd.  Gross profit margin for the first nine months of fiscal year 2012 of 69.5% was 50 basis points higher than prior year mainly due to increased sales of higher margin digital products.

Operating and Administrative Expenses:

Operating and administrative expenses for the first nine months of fiscal year 2012 of $686.1 million were 6% higher than prior year, or 4% excluding the unfavorable impact of foreign exchange.  On a currency neutral basis, the increase was primarily driven by higher technology costs ($11 million) to support investments in digital products and infrastructure; higher employment costs ($5 million); higher rent and facility costs ($4 million); higher STMS editorial costs to support business growth ($2 million); and higher professional fees ($2 million), partially offset by lower journal distribution costs due to the continued migration from print to electronic products ($2 million).

In the third quarter of fiscal year 2011, the Company recorded a pre-tax bad debt provision of $9.3 million, or $6.0 million after tax ($0.10 per share), within the P/T reporting segment related to Borders Group, Inc. (“Borders”). The provision represented the Company’s outstanding receivable with Borders, net of existing reserves and expected recoveries. On February 16, 2011, Borders filed a petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy code.  There were no additional charges or bad debt expense with respect to this customer.

Operating Income:

Operating income for the first nine months of fiscal year 2012 of $210.6 million was flat with the prior year, but declined 7% excluding the favorable impact of foreign exchange and the prior year Borders bad debt provision mainly due to higher operating and administrative expenses to support business growth, partially offset by higher gross profit margins.

Other:

Interest expense for the first nine months of fiscal year 2012 decreased $8.9 million to $6.3 million.  Lower interest rates and lower average debt contributed approximately $4.8 million and $4.1 million to the decrease, respectively.  Losses on foreign currency transactions were $1.1 million and $1.6 million in the first nine months of fiscal years 2012 and 2011.  Interest income and other for the first nine months of fiscal year 2012 increased $0.7 million to $2.3 million mainly due to a favorable copyright infringement settlement recognized by the Company in the current year.

Provision for Income Taxes:

The effective tax rate for the first nine months of fiscal year 2012 was 19.9% compared to 26.6% in the prior year.  During the first quarters of fiscal years 2012 and 2011, the Company recorded non-cash deferred tax benefits of $8.8 million ($0.14 per share) and $4.2 million ($0.07 per share), respectively, principally associated with new tax legislation enacted in the U.K. that reduced the U.K. statutory income tax rates by 2% and 1%, respectively.  The benefits recognized by the Company reflect the remeasurement of all applicable U.K. deferred tax balances to the new income tax rates as of April 1, 2012 and 2011, respectively.  In addition, during the third quarter of fiscal year 2012 the Company released an income tax reserve of approximately $7.5 million ($0.12 per share). The $7.5 million reserve was originally recorded in conjunction with the purchase accounting for the Blackwell acquisition and was reversed due to the expiration of the statute of limitations. Excluding the tax benefits described above, the Company’s effective tax rate for the first nine months of fiscal year 2012 was 27.9% compared to 28.7% in the prior year.  The decrease was mainly due to higher tax benefits on non-U.S. earnings.

Earnings Per Share:

Earnings per diluted share for the nine months ended January 31, 2012 and 2011 were $2.69 and $2.34, respectively.  Excluding the effects of favorable foreign exchange, the prior year Borders bad debt provision, the fiscal year 2012 and 2011 deferred tax benefits associated with changes in the U.K. corporate income tax rates and the fiscal year 2012 reserve release, earnings per diluted share decreased 1% or $0.03 per share.

Segment Results for the Nine Months Ended January 31, 2012

Scientific, Technical, Medical and Scholarly (STMS):

	For the Nine Months
	Ended January 31,			% change
Dollars in thousands	2012	2011	% change	w/o FX

Journal Subscriptions	$468,823	$439,634	7%	3%
Books	129,775	130,727	-1%	-2%
Other Publishing Income	150,663	141,859	6%	3%
Total Revenue	$749,261	$712,220	5%	2%

Gross Profit	545,777	515,984	6%	3%
Gross Profit Margin	72.8%	72.4%

Direct Expenses & Amortization	233,454	222,029	5%	2%

Direct Contribution to Profit	$312,323	$293,955	6%	3%
Direct Contribution Margin	41.7%	41.3%

Revenue:

STMS revenue for the first nine months of fiscal year 2012 increased 5% to $749.3 million, or 2% excluding the favorable impact of foreign exchange.  The growth was driven by journal subscriptions and other publishing income, partially offset by a decline in book revenue.

Journal Subscriptions

Journal subscription revenue for the first nine months of fiscal year 2012 increased 7% to $468.8 million, or 3% excluding the favorable impact of foreign exchange. The growth was mainly driven by new subscriptions ($13 million) and new society business ($3 million).

Books

Book revenue for the first nine months of fiscal year 2012 decreased 1% to $129.8 million, or 2% excluding the favorable impact of foreign exchange.  Prior year book revenue included a one-time $5 million online book license with a consortium in Saudi Arabia. Excluding the one-time book license in the prior year, book revenue grew 3% due to higher digital reference books and eBook sales.

Other Publishing Income

Other publishing income increased 6% to $150.7 million for the nine months ending January 31, 2012, or 3% excluding the favorable impact of foreign exchange.  The growth reflects increased sales of rights ($3 million), journal advertising ($2 million) and reprints ($1 million), partially offset by a decline in translation revenue ($1 million).

Gross Profit:

Gross profit margin for the first nine months of fiscal year 2012 improved 40 basis points to 72.8% principally due to growth in higher margin digital products, journal advertising and rights revenue.

Direct Expenses and Amortization:

Direct expenses and amortization of $233.5 million increased 5% from the prior year, or 2% excluding the unfavorable impact of foreign exchange.  The increase was driven by higher editorial costs to support business growth ($2 million), higher employment costs ($2 million) and a bad debt provision related to an outstanding receivable with a university in Iran ($1 million).

Direct Contribution to Profit:

Direct contribution to profit increased 6% to $312.3 million in the first nine months of fiscal year 2012, or 3% excluding the favorable impact of foreign exchange. Direct contribution margin improved 40 basis points to 41.7% in the first nine months of fiscal year 2012.  The improvement was mainly driven by the top-line results and higher gross margins.

Society Partnerships
•	22 new journals were signed with combined annual revenue of approximately $8 million
•	87 renewals/extensions were signed with approximately $36 million in combined annual revenue
•	6 journals lost with combined annual revenue of approximately $1 million

Professional/ Trade (P/T):

	For the Nine Months
	Ended January 31,			% change
Dollars in thousands	2012	2011	% change	w/o FX (a)

Books	$284,358	$292,529	-3%	-4%
Other Publishing Income	35,649	34,662	3%	2%
Total Revenue	$320,007	$327,191	-2%	-3%

Gross Profit	200,612	202,048	-1%	-2%
Gross Profit Margin	62.7%	61.8%

Direct Expenses & Amortization	118,979	130,656	-9%	-3%

Direct Contribution to Profit	$81,633	$71,392	14%	0%
Direct Contribution Margin	25.5%	21.8%

(a)	Adjusted to exclude the fiscal year 2011 bad debt provision of $9.3 million related to Borders from direct expenses and direct contribution.

Revenue:

P/T revenue for the first nine months of fiscal year 2012 declined 2% to $320.0 million, or 3% excluding the favorable impact of foreign exchange.  Book revenue decreased 4% to $284.4 million, while other publishing income grew 2% to $35.6 million.  The decline in books was mainly driven by softness in the consumer line ($10 million), primarily cooking and travel, and business ($1 million).  The decline in consumer was due to the residual effects of the Borders’ bankruptcy, including liquidation sales which we believe were completed by mid-September and the inclusion of sales to Borders in the prior year, combined with a weak global economy and reduced retail shelf-space for print consumer categories. The growth in other publishing income reflects increased revenue from the sale of rights and advertising.

Total P/T Revenue by Major Category (on a currency neutral basis)
•	Business down 1% to $99.8 million, with solid growth in digital sales
•	Consumer fell 9% to $93.6 million due in large part to Borders
•	Technology was flat with the prior year at $64.6 million
•	Professional Education grew 1% to $21.5 million
•	Architecture down 1% to $20.2 million
•	Psychology fell 2% to $10.1 million

Gross Profit:

Gross profit margin for the first nine months of fiscal year 2012 increased 90 basis points to 62.7%.  The improvement was mainly driven by increased eBook sales partially offset by lower print sales.

Direct Expenses and Amortization:

Direct expenses and amortization for the first nine months of fiscal year 2012 decreased 9% to $119.0 million, or 3% on a currency neutral basis and excluding the Borders bad debt provision in the prior year. The improvement was principally driven by cost containment initiatives in sales, marketing and advertising.

Direct Contribution to Profit:

Direct contribution to profit for the first nine months of fiscal year 2012 increased 14% to $81.6 million, but was flat with the prior year on a currency neutral basis and excluding the Borders bad debt provision in the prior year.  Direct contribution margin for the first nine months of fiscal year 2012 was 25.5% as compared to 21.8% in the prior year.  On a currency neutral basis and excluding the Borders bad debt provision in the prior year, direct contribution margin improved 90 basis points reflecting higher gross profit margins and lower direct expenses due to cost containment initiatives.

Global Education (GEd):

	For the Nine Months
	Ended January 31,			% change
Dollars in thousands	2012	2011	% change	w/o FX

Print Textbooks	$176,904	$180,547	-2%	-4%
Non-Traditional & Digital Content	73,391	69,629	5%	5%
Other Publishing Income	8,602	8,050	7%	-1%
Total Revenue	$258,897	$258,226	0%	-1%

Gross Profit	177,304	176,888	0%	-1%
Gross Profit Margin	68.5%	68.5%

Direct Expenses & Amortization	76,348	72,696	5%	3%

Direct Contribution to Profit	$100,956	$104,192	-3%	-5%
Direct Contribution Margin	39.0%	40.3%

Revenue:

GEd revenue for the first nine months of fiscal year 2012 of $258.9 million was flat with the prior year, but declined 1% excluding the favorable impact of foreign exchange.  The decline reflects lower revenue from print books, partially offset by growth in non-traditional and digital content revenue and other publishing income.

Print Books

Print book revenue for the first nine months of fiscal year 2012 decreased 2% to $176.9 million, or 4% excluding the favorable impact of foreign exchange.  The decline was driven by lower enrollments in for-profit institutions due to government scrutiny over recruiting practices, prior year rental stock build-up and lower demand outside the U.S.

Non-Traditional & Digital Content

Non-traditional and digital content revenue which includes WileyPLUS, eBooks, digital content sold directly to institutions, binder editions and custom publishing increased 5% to $73.4 million in the first nine months of fiscal year 2012.  The growth was principally driven by custom textbooks and other products. WileyPLUS revenue and billings for the first nine months of fiscal year 2012 decreased approximately 6% and 3%, respectively, principally due to lower sales to the for-profit sector.

Total GEd Revenue by Region (on a currency neutral basis)
•	Americas was flat at $188.5 million
•	EMEA fell 8% to $17.6 million
•	Asia-Pacific fell 2% to $52.8 million

Total GEd Revenue by Major Subject (on a currency neutral basis)
•	Engineering and Computer Science fell 2% to $35.9 million
•	Science grew 4% to $60.3 million
•	Business and Accounting was flat at $68.8 million
•	Social Science fell 11% to $37.7 million
•	Math decreased 4% to $23.1 million
•	Microsoft Official Academic Course (MOAC) fell 12% to $7.8 million

Gross Profit:

Gross profit margin for the first nine months of fiscal year 2012 of 68.5% was flat with the prior year.

Direct Expenses and Amortization:

Direct expenses and amortization for the first nine months of fiscal year 2012 increased 5% to $76.3 million, or 3% excluding the unfavorable impact of foreign exchange.  The increase was mainly driven by higher sales and marketing costs ($3 million) partially offset by employment costs due to lower accrued incentive compensation ($2 million).

Direct Contribution to Profit:

Direct contribution to profit for the first nine months of fiscal year 2012 decreased 3% to $101.0 million, or 5% excluding the favorable impact of foreign exchange.  Direct contribution margin for the first nine months of fiscal year 2012 was 39.0% compared to 40.3% in the prior year.  The decline was mainly driven by the higher direct expenses described above.

Shared Services and Administrative Costs

Shared services and administrative costs for the first nine months of fiscal year 2012 increased 10% to $284.3 million, or 8% excluding the unfavorable impact of foreign exchange.  The increase reflects higher technology costs ($11 million) to support investments in digital products and infrastructure; higher employment costs ($5 million); higher rent and facility costs ($4 million) and other professional fees ($2 million), partially offset by lower distribution costs due to the continued migration from print to electronic products ($2 million).  Approximately $3 million of the rent and facility costs were duplicate rent costs during the “fit-out” period as the Company transitions from the old facilities in San Francisco, California and Singapore.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Cash and Cash Equivalents balance was $284.5 million at the end of the third quarter of fiscal year 2012, compared with $305.4 million a year earlier.

Cash Provided by Operating Activities for the first nine months of fiscal year 2012 decreased $10.2 million to $266.0 million principally due to timing of income tax payments ($14 million), and increased pension contributions ($5 million), partially offset by other mainly higher cash earnings.

Cash used for Investing Activities for the first nine months of fiscal year 2012 was $91.6 million compared to $76.2 million in the prior year. The Company invested $6.4 million in acquisitions of publishing assets and rights compared to $6.5 million in the prior year. Cash used for technology, property and equipment increased $15.2 million reflecting spending on technology projects to support business growth and leasehold improvements on new facilities.

Cash used for Financing Activities was $84.5 million in the first nine months of fiscal 2012, as compared to $57.0 million in the prior year period. The Company’s net debt (debt less cash and cash equivalents) decreased $127.9 million from January 31, 2011.  Net borrowings through the first nine months of fiscal 2012 were $28.8 million compared to net payments of $17.1 million in the prior year period. Financing activities in both periods included payments of dividends to shareholders, purchase of treasury shares and proceeds from stock option exercises. The Company increased its quarterly dividend to shareholders by 25% to $0.20 per share versus $0.16 per share in the prior year. The Company repurchased approximately 1.3 million treasury shares in the first nine months of fiscal 2012 at an average price of $46.48 per share compared to approximately 222,000 treasury shares at an average price of $45.73 in the prior year period.

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

Projected composition and technology, property and equipment capital spending for fiscal year 2012 is forecast to be approximately $55 million and $65 million, respectively, primarily to enhance system functionality and drive future business growth. Projected spending for author advances, which is classified as an operating activity, for fiscal year 2012 is forecast to be approximately $105.0 million.

Cash and Cash Equivalents held outside the U.S. were approximately $271 million as of January 31, 2012. The balances were comprised primarily of Euros, Pound Sterling, and Australian dollars. Maintenance of these non-U.S. dollar cash balances does not have a material impact on the liquidity or capital resources of the U.S. operations.

On February 16, 2012, the Company acquired Inscape, as discussed in Note 14, for $85 million in cash. The acquisition was funded through the use of the existing credit facility and available cash and did not have an impact on the Company’s ability to meet other operating, investing and financing needs.

As of January 31, 2012, we had approximately $483 million of debt outstanding and approximately $217 million of unused borrowing capacity under the Revolving Credit Facility. We believe that our operating cash flow, together with our revolving credit facilities and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us or at all. As disclosed in Note 11, on November 2, 2011 the Company amended and restated its existing credit facility with a $700 million five-year senior revolving credit facility.

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

Interest Rates

The Company had approximately $483.0 million of variable rate loans outstanding at January 31, 2012, which approximated fair value.  As of January 31, 2012, the Company maintained an interest rate swap agreement which locked-in a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.8% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counter party which is reset every month for a twenty-nine month period ending January 19, 2013. As of January 31, 2012, the notional amount of the interest rate swap was $125.0 million.

It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.  During the three and nine months ended January 31, 2012, the Company recognized losses on the hedge contract of approximately $0.2 million and $0.6 million, respectively, which were reflected in Interest Expense in the Condensed Consolidated Statements of Income.  At January 31, 2012, the fair value of the interest rate swap was a net deferred loss of $0.7 million and was included in Other Accrued Liabilities in the Condensed Consolidated Statements of Financial Position. On an annual basis, a hypothetical one percent change in interest rates for the $358.0 million of unhedged variable rate debt as of January 31, 2012 would affect net income and cash flow by approximately $2.2 million.

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is primarily exposed to movements in British pound sterling, euros, Canadian and Australian dollars, and certain Asian currencies. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses.  Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment.  The Company also has significant investments in non-US businesses that are exposed to foreign currency risk.  During the first nine months of fiscal year 2012, the Company recorded approximately $53.1 million of foreign currency translation losses in other comprehensive income primarily as a result of the strengthening of the U.S. dollar to the British pound sterling and euro.

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

During fiscal year 2012, the Company entered into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Losses on the Condensed Consolidated Statements of Income. The Company did not designate these forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. Therefore, the forward exchange contracts were marked to market through Foreign Exchange Transaction Losses and carried at their fair value on the Condensed Consolidated Statements of Financial Position.  Accordingly, fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the remeasured foreign currency denominated assets and liabilities attributable to changes in foreign currency exchange rates.  The fair value of the contracts were measured on a recurring basis using Level 2 inputs. As of January 31, 2012, the Company did not have any open forward contracts.  For the three and nine months ended January 31, 2012, the losses recognized on the forward contracts were $2.2 million and $2.4 million, respectively.

Sales Return Reserves

The Company provides for sales returns based upon historical return experience in the various markets and geographic regions in which the Company does business. Associated with the estimated sales return reserves, the Company also includes a related increase in Inventory and a reduction in Accounts and Royalties Payable as a result of the expected returns.

Net sales return reserves amounted to $54.3 million, $64.2 million and $48.9 million as of January 31, 2012 and 2011, and April 30, 2011, respectively. The reserves are reflected in the following accounts of the Consolidated Statements of Financial Position – increase (decrease):

	January 31, 2012	January 31, 2011	April 30, 2011
Accounts Receivable	$(72,905)	$(85,941)	$(65,663)
Inventory	10,072	11,804	9,485
Accounts and Royalties Payable	(8,503)	(9,902)	(7,270)

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

The Company’s book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 7% of total consolidated revenue, the top 10 book customers account for approximately 18% of total consolidated revenue and approximately 43% of accounts receivable at January 31, 2012.

The United Kingdom, the United States and Canada have imposed new sanctions following a November 8, 2011 United Nations report targeting Iran, including restrictions on financial transactions; business relationships; and prohibitions on direct and indirect trading with listed “designated persons”. The European Union has also signaled further extension of its existing sanctions regime. The Company has assessed its business relationship and transactions with Iran and is in compliance with the regulations. As of January 31, 2012, the Company had outstanding trade receivables of approximately $3 million mainly related to book sales. It is unclear at present whether these sanctions will have an effect on the recovery of this outstanding receivable.

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

There were no changes in the Company’s internal controls over financial reporting during the third quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of fiscal year 2012, the Company made the following purchases of Class A Common Stock under its stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program
November 2011	-	-	-	3,436,525
December 2011	260,000	$44.30	260,000	3,176,525
January 2012	260,000	$44.77	260,000	2,916,525
Total	520,000	$44.53	520,000

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1 – Amended and restated senior executive Employment Agreement dated as of November 1, 2011, between Stephen M. Smith and the Company

10.2 – Amended and restated senior executive Employment Agreement dated as of November 1, 2011, between Ellis E. Cousens and the Company

10.3 – Amended and restated senior executive Employment Agreement dated as of November 1, 2011, between Gary Rinck and the Company

10.4 – Amended and restated senior executive Employment Agreement dated as of November 1, 2011, between Steven J. Miron and the Company

31.1 – Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2 – Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1 – 18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer

32.2 – 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

101 – The following materials from John Wiley and Sons, Inc. Quarterly Report on Form 10-Q for the quarter ended January 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Financial Position, (iii) the Condensed Consolidated Statements of Cash Flows, and  (iv) Notes to Condensed Consolidated Financial Statements.

(b)	The following reports on Form 8-K were submitted to the Securities and Exchange Commission since the filing of the Company’s 10-Q on December 12, 2011.

i.	Earnings release on the third quarter fiscal 2012 results issued on Form 8-K dated March 8, 2012 which included the condensed financial statements of the Company.

ii.	Announcement of the completion of the acquisition of Inscape Holdings, Inc.

iii.	Announcement of the Company's plan to explore opportunities to divest selected publishing assets.

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

Dated: March 9, 2012