Form 10-K
period 2012-04-30
WILEY JOHN & SONS, INC.
filed 2012-06-26
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

[x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  April 30, 2012

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

Yes |    |      No |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, October 31, 2011, was approximately $2,238.7 million.  The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s Class A and Class B Common Stock as of May 31, 2012 was 49,997,919 and 9,531,216 respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on September 20, 2012, are incorporated by reference into Part III of this form 10-K.

JOHN WILEY AND SONS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 30, 2012
INDEX

PART I		PAGE
ITEM 1.	Business	4
ITEM 1A.	Risk Factors	4-9
ITEM 1B.	Unresolved Staff Comments	9
ITEM 2.	Properties	10
ITEM 3.	Legal Proceedings	10
ITEM 4	Mine Safety Disclosures – Not Applicable

PART II
ITEM 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
ITEM 6.	Selected Financial Data	12
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-46
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	46-48
ITEM 8.	Financial Statements and Supplemental Data	49-81
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	82
ITEM 9A.	Controls and Procedures	82
ITEM 9B.	Other Information	82

PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance	82-84
ITEM 11.	Executive Compensation	84
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	85
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	85
ITEM 14.	Principal Accounting Fees and Services	85

PART IV
ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	86-94

SIGNATURES

PART I

Item 1.	Business

The Company, founded in 1807, was incorporated in the state of New York on January 15, 1904. As used herein the term “Company” means John Wiley & Sons, Inc., and its subsidiaries and affiliated companies, unless the context indicates otherwise.

The Company provides content and content-enabled digital services to customers worldwide. Core businesses produce scientific, technical, medical and scholarly journals, reference works, books, database services, and advertising; professional books, subscription products, certification and training services and online applications; and educational content and services. Education content and services includes integrated online teaching and learning resources for undergraduate and graduate students, educators, and lifelong learners worldwide as well as secondary school students in Australia. The Company takes full advantage of its content from all three core businesses in developing and cross-marketing products to its diverse customer base of researchers, professionals, students, and educators. The use of technology enables the Company to make its content efficiently more accessible to its customers around the world. The Company maintains publishing, marketing, and distribution centers in the United States, Canada, Europe, Asia, and Australia.

Further description of the Company’s business is incorporated herein by reference in the Management’s Discussion and Analysis section of this 10-K.

Employees

As of April 30, 2012, the Company employed approximately 5,200 persons on a full-time equivalent basis worldwide.

Financial Information About Business Segments

The note entitled “Segment Information” of the Notes to Consolidated Financial Statements and pages 13 through 41 of the Management’s Discussion and Analysis section of this 10-K are incorporated herein by reference.

Financial Information About Foreign and Domestic Operations and Export Sales

The note entitled “Segment Information” of the Notes to Consolidated Financial Statements and page 20 of the Management’s Discussion and Analysis section of this 10-K are incorporated herein by reference.

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

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995:

This 10-K and our Annual Report to Shareholders for the year ending April 30, 2012 contain certain forward-looking statements concerning the Company’s operations, performance and financial condition.  In addition, the Company provides forward-looking statements in other materials released to the public as well as oral forward-looking information.  Statements which contain the words anticipate, expect, believes, estimate, project, forecast, plan, outlook, intend and similar expressions constitute forward-looking statements that involve risk and uncertainties. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those in any forward-looking statements.

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

Operating Costs and Expenses

In general, any significant increase in the costs of goods and services provided to the Company may adversely affect the Company’s costs of operation. The Company has a significant investment, and cost, in its employee base around the world.  The Company offers competitive salaries and benefits in order to attract and retain the highly skilled workforce needed to sustain and develop new products and services required for growth.  Employment and benefit costs are affected by competitive market conditions for qualified individuals, and factors such as healthcare, pension and retirement benefits costs.  The Company is a large paper purchaser, and paper prices may fluctuate significantly from time-to-time.  To reduce the impact of paper price increases, the Company relies upon multiple suppliers. The Company from time-to-time may hedge the exposure to fluctuations in price by entering into multi-year supply contracts. As of April 30, 2012, there were no outstanding multi-year supply contracts.

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

The Scientific, Technical, Medical and Scholarly (“STMS”) publishing industry generates much of its revenue from paid customer subscriptions to online and print journal content. There is debate within the academic and government communities whether such journal content should be made available for free, immediately or following a period of embargo after publication. For instance, certain governments are considering mandating that all publications containing information derived from government-funded research be made available to the public at no cost. These mandates have the potential to put pressure on subscription-based publications and favor business models funded by author fees or government and private subsidies. If such regulations are widely implemented, the Company’s operating results could be adversely affected.

Maintaining the Company’s Reputation

Professionals worldwide rely upon many of the Company’s publications to perform their jobs. It is imperative that the Company consistently demonstrates its ability to maintain the integrity of the information included in its publications. Adverse publicity, whether or not valid, may reduce demand for the Company’s publications.

Trade Concentration and Credit Risk

In the journal publishing business, print subscriptions are primarily sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agents and is principally remitted to the Company between the months of November and January. Although at fiscal year-end the Company had minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 24% of total annual consolidated revenue and no one agent accounts for more than 10% of total annual consolidated revenue.

The Company’s book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 10% of total consolidated revenue and 15% of accounts receivable at April 30, 2012, the top 10 book customers account for approximately 20% of total consolidated revenue and approximately 40% of accounts receivable at April 30, 2012.

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

A common trend facing each of the Company’s businesses is the digitization of content and proliferation of distribution channels, either over the internet, or via other electronic means, replacing traditional print formats. The trend to eBooks has also created contraction in the print book retail market which increases the risk of bankruptcy for certain retail customers, potentially leading to the disruption of short-term product supply to the market as well as potential bad debt write-offs.  New distribution channels, such as digital formats, the internet, online retailers and growing delivery platforms (e.g. tablets and e-readers), present both threats and opportunities to the Company’s traditional consumer publishing models, potentially impacting both sales volumes and pricing. There is an enhanced risk associated with the illegal unauthorized replication and distribution of digital products.

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

Introduction of Higher Education Textbook Rental Programs

The Company’s Global Education business publishes educational content for two and four-year colleges and universities, for-profit career colleges, advanced placement classes, as well as secondary schools in Australia. Due to growing demand by students for less expensive textbooks, a number of college bookstores and other entities are offering textbook rental programs to students. In many ways, the textbook rental business model is an adaptation of the used book model that has been in place in the higher education market for many years. Due to its recent introduction it is uncertain what impact, if any, such textbook rental programs will have on Wiley’s results.

Interest Rate and Foreign Exchange Risk

Non-U.S. revenues, as well as our substantial non-U.S. net assets, expose the Company’s results to foreign currency exchange rate volatility. Fiscal year 2012 revenue was recognized in the following currencies (as measured in U.S. dollar equivalents): approximately 54% U.S dollar; 28% British pound sterling; 8% euro and 10% other currencies. In addition, our interest-bearing loans and borrowings are subject to risk from changes in interest rates. These risks and the measures we have taken to help contain them are discussed in the Market Risk section of this 10-K. For additional details, see Note 13 to the Consolidated Financial Statements in this 10-K which is incorporated herein by reference. Notwithstanding our efforts to foresee and mitigate the effects of changes in fiscal circumstances, we cannot predict with certainty changes in currency and interest rates, inflation or other related factors affecting our business.

Changes in Tax Legislation

The Company is subject to tax laws within the jurisdictions in which it does business. Changes in tax legislation could have a material impact on the Company’s financial results. There have been recent proposals to reform U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on earnings outside of the U.S. This could have a material impact on the Company’s financial results since a substantial portion of the Company’s income is earned outside the U.S. In addition, the Company is subject to audit by tax authorities.  Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals and have a material impact on the Company’s net income, cash flow and financial position.

Risk of Doing Business in Developing and Emerging Markets

The Company sells its products to customers in the Middle East (including Iran and Syria), Africa (including Sudan), Cuba, and other developing markets where it does not have operating subsidiaries. In addition, approximately 9% of STMS journal articles are sourced from authors in China. The Company does not own any assets or liabilities in these markets except for trade receivables. Challenges and uncertainties associated with operating in developing markets has a higher relative risk due to political instability, economic volatility, crime, terrorism, corruption, social and ethnic unrest, and other factors. While sales in these markets are not material to the Company’s business results, adverse developments related to the risks associated with these markets may cause actual results to differ from historical and forecasted future operating results.  Disruption in these markets could also trigger a decrease in consumer purchasing power, resulting in a reduced demand for our products.

In November 2011, the United Kingdom, the United States and Canada imposed new sanctions following a United Nations report targeting Iran, including restrictions on financial transactions; business relationships; and prohibitions on direct and indirect trading with listed “designated persons”. The European Union also extended its existing sanctions regime. The Company has assessed its business relationship and transactions with Iran and is in compliance with the regulations. As of April 30, 2012, the Company had outstanding trade receivables with Iran of approximately $2.0 million, mainly related to book sales recognized prior to the sanctions. It is unclear at present whether these sanctions will have an effect on the recovery of this outstanding receivable.

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

Location	Purpose	Owned or Leased	Approx. Sq. Ft.

United States:

New Jersey	Corporate Headquarters	Leased	404,000
	Warehouse	Leased	380,000
	Office & Warehouse	Leased	185,000

Indiana	Office	Leased	123,000

California	Office	Leased	57,000

Massachusetts	Office	Leased	43,000

Iowa	Office & Warehouse	Owned	27,000

Minnesota	Offices	Leased	12,000

International:

Australia	Office & Warehouse	Leased	93,000
	Offices	Leased	59,000

Canada	Office & Warehouse	Leased	87,000
	Office	Leased	20,000

England	Warehouses	Leased	339,000
	Offices	Leased	80,000
	Offices	Owned	70,000

Germany	Office	Owned	58,000
	Office	Leased	19,000

India	Office & Warehouse	Leased	16,000

Singapore	Offices	Leased	68,000
	Office & Warehouse	Leased	61,000

Item 3.	Legal Proceedings

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

The Company’s Class A and Class B shares are listed on the New York Stock Exchange under the symbols JWa and JWb, respectively. Dividends per share and the market price range (Based on daily closing prices) by fiscal quarter for the past two fiscal years were as follows:

	Class A Common Stock			Class B Common Stock
		Market Price			Market Price
	Dividends	High	Low	Dividends	High	Low
2012
First Quarter	$0.20	$53.00	$49.08	$0.20	$53.22	$49.28
Second Quarter	0.20	50.71	42.35	0.20	50.90	43.06
Third Quarter	0.20	49.43	43.50	0.20	49.66	43.57
Fourth Quarter	0.20	47.93	44.41	0.20	48.00	44.30
2011
First Quarter	$0.16	$42.84	$36.87	$0.16	$42.62	$36.83
Second Quarter	0.16	43.75	35.59	0.16	43.72	35.74
Third Quarter	0.16	46.79	41.21	0.16	46.85	41.15
Fourth Quarter	0.16	52.64	46.71	0.16	52.81	46.55

The Board of Directors considers quarterly the payment of cash dividends based upon its review of earnings, the financial position of the Company, and other relevant factors. As of April 30, 2012, the approximate number of holders of the Company’s Class A and Class B Common Stock were 1,155 and 94 respectively, based on the holders of record.

During the fourth quarter of fiscal year 2012, the Company made the following purchases of Class A Common Stock under its stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program
February 2012	-	-	-	2,916,525
March 2012	280,000	$47.62	280,000	2,636,525
April 2012	280,000	$46.78	280,000	2,356,525
Total	560,000	$47.20	560,000

Item 6.	Selected Financial Data

For the Years Ended April 30,
Dollars in millions (except per share data)	2012	2011	2010	2009	2008
Revenue	$1,782.7	$1,742.6	$1,699.1	$1,611.4	$1,673.7
Operating Income (a,b)	280.4	248.1	242.6	218.5	225.2
Net Income (a,b,c)	212.7	171.9	143.5	128.3	147.5
Working Capital (d)	(66.3)	(228.9)	(188.7)	(157.4)	(243.6)
Deferred Revenue in Working Capital (d)	(342.0)	(321.4)	(275.7)	(246.6)	(303.2)
Total Assets	2,532.9	2,430.1	2,308.6	2,216.8	2,570.3
Long-Term Debt	475.0	330.5	559.0	754.9	797.3
Shareholders’ Equity	1,017.6	977.9	722.4	513.5	689.1
Per Share Data
Earnings Per Share (a,b,c)
Diluted	$3.47	$2.80	$2.41	$2.15	$2.49
Basic	$3.53	$2.86	$2.45	$2.20	$2.55
Cash Dividends
Class A Common	$0.80	$0.64	$0.56	$0.52	$0.44
Class B Common	$0.80	$0.64	$0.56	$0.52	$0.44

(a)
On February 16, 2011, Borders Group, Inc. (“Borders”) filed a petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy code. The Company recorded a $9.3 million bad debt provision ($6.0 million after taxes) or $0.10 per diluted share related to Borders in fiscal year 2011.

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

•
Fiscal year 2012 includes a $8.8 million tax benefit, or $0.14 per diluted share, principally associated with new tax legislation enacted in the U.K. that reduced the corporate income tax rate from 27% to 25%. The benefit recognized by the Company reflects the adjustments required to record all U.K. related deferred tax balances at the new income tax rate. Fiscal year 2012 also includes a $7.5 million tax benefit, or $0.12 per diluted share, related to the reversal of an income tax reserve recorded in conjunction with the Blackwell acquisition in fiscal year 2007.

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

(d)
The primary driver of the negative working capital is unearned deferred revenue related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by the Company for a number of purposes including paying down debt; funding operations; paying dividends; and purchasing treasury shares. The deferred revenue will be recognized in income as the products are shipped or made available online to the customers over the term of the subscription.

Item 7.	Management’s Discussion and Analysis of Business, Financial Condition and Results of Operations

The Company provides content and content-enabled digital services to customers worldwide. Core businesses produce scientific, technical, medical and scholarly journals, reference works, books, database services, and advertising; professional books, subscription products, certification and training services and online applications; and educational content and services. Education content and services includes integrated online teaching and learning resources for undergraduate and graduate students, educators, and lifelong learners worldwide as well as secondary school students in Australia. The Company takes full advantage of its content from all three core businesses in developing and cross-marketing products to its diverse customer base of researchers, professionals, students, and educators.  The use of technology enables the Company to make its content efficiently more accessible to its customers around the world. The Company maintains publishing, marketing, and distribution centers in the United States, Canada, Europe, Asia, and Australia.

Business growth comes from a combination of title, imprint and business acquisitions which complement the Company’s existing businesses; from the development of new products and services; from designing and implementing new methods of delivering products to our customers; and from organic growth of existing brands and titles. The Company’s revenue grew at a compound annual rate of 8% over the past five years, which includes the acquisition of Blackwell Publishing (Holdings) Ltd. (“Blackwell”) in February 2007.

Core Businesses

Scientific, Technical, Medical and Scholarly (STMS):

The Company is one of the leading publishers for the scientific, technical, medical and scholarly communities worldwide, including academic, corporate, government, and public libraries; researchers; scientists; clinicians; engineers and technologists; scholarly and professional societies; and students and professors. STMS products include journals, books, major reference works, databases, clinical decision support tools and laboratory manuals and workflow tools. STMS publishing areas include the physical sciences and engineering, health sciences, social science and humanities and life sciences. The Company’s STMS products are sold and distributed globally, online and in print through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to professional society members, bookstores, online booksellers and other customers. Publishing centers include Australia, Germany, India, Singapore, the United Kingdom and the United States. STMS accounted for approximately 58% of total Company revenue in fiscal year 2012 and generated revenue growth at a compound annual rate of 12% over the past five years, including the February 2007 acquisition of Blackwell, a leading publisher of journals and books for the academic, research and professional markets focused on science, technology, medicine and social sciences and humanities. The graph below presents STMS revenue by product type for fiscal year 2012:

Approximately 53% of journal subscription revenue is derived from publishing rights owned by the Company. Publishing alliances also play a major role in STMS’s success. Approximately 47% of journal subscription revenue is derived from publication rights which are owned by professional societies and published by the Company pursuant to a long-term contract or owned jointly with a professional society. These society alliances bring mutual benefit, with the societies gaining Wiley’s publishing, marketing, sales and distribution expertise, while Wiley benefits from being affiliated with prestigious societies and their members. The Company publishes the journals of many prestigious societies, including the American Cancer Society, the American Heart Association, the British Journal of Surgery Society, the Federation of European Biochemical Societies, the European Molecular Biology Organization, the American Anthropological Association and the German Chemical Society.

STMS is a provider of content and services in evidence-based medicine (EBM). Through the Company’s alliance with The Cochrane Collaboration, the Company publishes The Cochrane Library, a premier source of high-quality independent evidence to inform healthcare decision-making, provides the foundation for the Company’s growing suite of EBM products designed to improve patient healthcare. EBM facilitates the effective management of patients through clinical expertise informed by best practice evidence that is derived from medical literature.

Wiley Online Library, one of the world’s broadest and deepest multidisciplinary collections of online resources covering life, health and physical sciences, social science and the humanities, was launched in August 2010. Built on the latest technology and designed with extensive input from scholars around the world, Wiley Online Library delivers seamless integrated access to over 5 million articles from 1,600 journals, 12,000 books, and hundreds of reference works, laboratory protocols and databases. Wiley Online Library provides the user with intuitive navigation, enhanced discoverability, expanded functionality and a range of personalization options. Wiley Online Library provides the Company with revenue opportunities, such as new applications and business models, online advertising, deeper market penetration and individual sales and pay-per-view options.

Access to Wiley Online Library is sold through licenses with academic and corporate libraries, consortia and other academic, government and corporate customers. The Company offers a range of licensing options including customized suites of journal publications for individual customer needs as well as subscriptions for individual journal and online book publications. Licenses are typically sold in durations of one to three years.  The Company also provides fee-based access to its content through its Article Select and PayPerView programs which offer non-subscribed journal content, book chapters and major reference work articles.

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

The Company has been focused on reducing costs associated with the STMS business to finance investments in enabling technology and new businesses.  The cost savings are principally the result of increased off-shoring of certain functions and activities from high cost locations to Singapore and other countries in Asia. Significant portions of the STMS journals and books content management, customer support and central marketing functions have been off-shored. In addition to cost savings, the off-shoring of these functions has enabled the Company to focus its resources on value-added activities, such as process and service enhancements.

Professional/Trade:

The Company’s Professional/Trade business acquires, develops and publishes books, workflow solutions and other information services in the subject areas of business, technology, architecture, cooking, psychology, professional education, travel, health, consumer reference and general interest. Products are developed for worldwide distribution through multiple channels, including major chains and online booksellers, independent bookstores, libraries, colleges and universities, warehouse clubs, corporations, direct marketing, and websites. The Company’s Professional/Trade customers are professionals, consumers, and students worldwide. Publishing centers include Australia, Canada, Germany, India, Singapore, the United Kingdom and the United States. Professional/Trade publishing accounted for approximately 24% of total Company revenue in fiscal year 2012 and generated revenue growth at a compound annual rate of 1% over the past five years. The graph below presents P/T revenue by product type for fiscal year 2012:

Key revenue growth strategies of the Professional/Trade business include providing critical content and content-enabled digital services to professionals and developing its leading brands and franchises, and executing strategic acquisitions.

In February 2012, Wiley acquired Inscape Holdings, Inc. (“Inscape”), a leading provider of workplace learning solutions, for approximately $85 million in cash, net of cash acquired. The acquisition will combine Wiley’s deep well of valuable content and global reach in leadership and training with Inscape’s technology, distribution network, and talent expertise, including the innovative EPIC online assessment-delivery platform and an elite global authorized distributors network of nearly 1,700 independent consultants, trainers, and coaches. Inscape’s solution-focused products are used in thousands of organizations, including major government agencies and Fortune 500 companies. Inscape was generating approximately $20 million annually in revenue prior to the acquisition.

Inscape’s solutions-focused DiSC® offerings complement the products published under Wiley’s Pfeiffer brand, such as Kouzes and Posner’s Leadership Practices Inventory®, in the growing workplace learning industry.  Through the Pfeiffer brand, Wiley has a 40-year history of serving professional development and resource needs of learning professionals.  The combined Inscape and Pfeiffer businesses will increase the Company’s presence in the professional development and skill assessment arena.  We believe Inscape’s competitive strengths will also advance a number of P/T’s major strategic goals.  As a workplace learning business with more than 50% of its revenue from a proprietary digital platform, Inscape will enable Wiley to move more rapidly into digital delivery within the growing workplace learning and assessment market and build its strong position in the category of leadership development.  Inscape also enhances Wiley’s global presence, serving customers around the world in more than 30 languages each year, with approximately 35% of revenue generated outside the U.S through Inscape’s global distributor network.

In March 2012, Wiley announced that it was exploring opportunities to sell a number of consumer print and digital publishing assets in its Professional/Trade business as they no longer align with the company’s long-term strategies. Fiscal year 2012 revenue associated with the assets to be sold was approximately $80 million with a direct contribution to profit, before shared service expenses, of approximately $6 million. Assets include travel (including the well-known Frommer’s brand), culinary, general interest, nautical, pets, crafts, Webster’s New World, and Cliff’s Notes. Wiley will re-deploy resources in its Professional/Trade business to build on its global market-leading positions in business, finance, accounting, leadership, technology, architecture, psychology, education, and through the For Dummies brand.

Publishing alliances and franchise products are central to the Company’s strategy. The ability to bring together Wiley’s product development, sales, marketing, distribution and technological capabilities with a partner’s content and brand name recognition has been a driving factor in its success. Professional/Trade alliance partners include Bloomberg Press, the American Institute of Architects, the Leader to Leader Institute, Fisher Investments, the Culinary Institute of America and many others.

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

Global Education:

The Company’s Global Education business publishes educational content for two and four-year colleges and universities, for-profit career colleges, advanced placement classes, as well as secondary schools in Australia. Global Education’s mission is to help teachers teach and students learn.  In doing so, our strategy is to provide personalized content, tools and services that deliver demonstrable results to students, faculty and institutions. Global Education offers innovative products and services principally delivered through college bookstores and online distributors, with customers having access to content in multi-media formats, as well as the traditional textbook. Global Education’s cost-effective, flexible solutions are available in each of its publishing disciplines, including the sciences, engineering, mathematics, business/accounting, geography, computer science, statistics, education, culinary, hospitality, psychology and world languages.

Global Education accounted for approximately 18% of total Company revenue in fiscal year 2012 and generated revenue growth at a compound annual rate of 6% over the past five years. The graph below presents Global Education revenue by product type for fiscal year 2012:

Global Education offers high-quality online learning solutions including WileyPLUS, it’s research-based, online environment for effective teaching and learning that is integrated with a complete digital textbook. WileyPLUS improves student learning through instant feedback, personalized learning plans, and self-evaluation tools and a full range of course-oriented activities, including online planning, presentations, study, homework and testing.  Global Education encourages and supports the customization of its content. Wiley Custom Learning Solutions is a full-service custom publishing program that offers an array of tools and services designed to put content creation in instructors’ hands. Our suite of custom products empowers users to create high-quality, economical education solutions tailored to meet individual classroom needs. Through a custom textbook system, Wiley Custom Select, instructors can easily build print and digital materials tailored to their specific course needs. With Wiley Custom Select, instructors can also add their own content to create a customized solution derived from one or more Wiley resources.

The Company also provides the services of the Wiley Faculty Network, a global community of faculty that offers guidance, training, and resources. Through the Wiley Faculty Network, instructors and administrators can collaborate with each other, attend virtual and live events, and utilize a wealth of resources all designed to help them grow as educators. Colleagues can also benefit from taking part in the Wiley Learning Institute, an online center for professional development offering workshops, applied learning, coaching programs, and a unique community experience.

Strategic partnerships and relationships with companies such as Microsoft® and Blackboard are also an important component of Global Education’s growth strategy.  The ability to join Wiley’s product development, sales, marketing, distribution and technology with a partner’s content and/or brand name has contributed to Global Education’s success.

Publishing Operations

Journal Products:

The Company publishes approximately 1,600 Scientific, Technical, Medical and Scholarly and Professional/Trade journals. Journal subscription revenue and other related publishing income, such as advertising, backfile sales, the licensing of publishing rights, journal reprints and individual article sales accounted for approximately 49% of the Company’s consolidated fiscal year 2012 revenue. The journal portfolio includes titles owned by the Company, in which case they may or may not be sponsored by a professional society; titles owned jointly with a professional society; and titles owned by professional societies and published by the Company pursuant to long-term contracts.

Societies that sponsor or own such journals generally receive a royalty and/or other consideration. The Company may procure editorial services from such societies on a pre-negotiated fee basis. The Company also enters into agreements with outside independent editors of journals that state the duties of the editors, and the fees and expenses for their services. Contributors of articles to the Company’s journal portfolio transfer publication rights to the Company or a professional society, as applicable. Journal articles may be based on funded research through government or charitable grants. In certain cases the terms of the grant may require the grant holder to make articles (either the published version or an earlier unedited version) available free of charge to the public, typically after an embargo period. Funded open access under the Company’s Wiley Open Access and OnlineOpen business models facilitate the ability of the grant holder to comply.

The Company sells journal subscriptions directly through Company sales representatives; indirectly through independent subscription agents; through promotional campaigns; and through memberships in professional societies for those journals that are sponsored by societies. Journal subscriptions are primarily licensed through contracts for online content delivered through the Company’s web-based platform, Wiley Online Library. Contracts are negotiated by the Company directly with customers or their subscription agents. Licenses range from one to three years in duration and typically cover calendar years.

Printed journals are generally mailed to subscribers directly from independent printers. The Company does not own or manage printing facilities. The print journal content is also available online. Subscription revenue is generally collected in advance, and deferred until the related issue is shipped or made available online at which time the revenue is earned.

Book Products:

Book products and book related publishing revenue, such as advertising revenue and the sale of publishing rights, accounted for approximately 51% of the Company’s consolidated fiscal year 2012 revenue.  Materials for book publications are obtained from authors throughout most of the world through the efforts of an editorial staff, outside editorial advisors, and advisory boards. Most materials originate with authors, or as a result of suggestion or solicitations by editors and advisors. The Company enters into agreements with authors that state the terms and conditions under which the materials will be published, the name in which the copyright will be registered, the basis for any royalties, and other matters. Most of the authors are compensated by royalties, which vary with the nature of the product. The Company may make advance payments against future royalties to authors of certain publications.  Royalty advances are reviewed for recoverability and a reserve for loss is maintained, if appropriate.

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

Like most other publishers, the Company generally contracts with independent printers and binderies globally for their services. The Company purchases its paper from independent suppliers and printers. The fiscal year 2012 weighted average U.S. paper prices increased approximately 1% from fiscal year 2011. Approximately 60% of the Company’s paper inventory is held in the United States. Management believes that adequate printing and binding facilities, sources of paper and other required materials are available to it, and that it is not dependent upon any single supplier.  Printed book products are distributed from both Company-operated warehouses and independent distributors.

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

The Company believes that the demand for new digital products and services will continue to increase.  Accordingly, to properly service its customers and to remain competitive, the Company has increased its expenditures related to such new technologies and anticipates it will continue to do so for the foreseeable future.

The Company’s online presence not only enables it to deliver content online, but also to sell more books.  The growth of online booksellers benefits the Company because they provide unlimited virtual “shelf space” for the Company’s entire backlist.

Marketing and distribution services are made available to other publishers under agency arrangements. The Company also engages in co-publishing of titles with international publishers and in publication of adaptations of works from other publishers for particular markets. The Company also receives licensing revenue from photocopies, reproductions, translations, and digital uses of its content.

Advertising Revenue:

The Company generates advertising revenue from print and online journal subscription products; controlled circulation magazines which are issued for free to a specific target audience; its online publishing platform, Wiley Online Library; the Wiley Job Network, a full service online job board that launched in fiscal year 2012; online events such as webinars and virtual conferences; community interest websites such as spectroscopyNOW.com and consumer brand websites like Dummies.com. These revenues accounted for approximately 3% of the Company’s consolidated fiscal year 2012 revenue.

The Wiley Job Network is a new online recruitment tool that enables employers to attract talented applicants from high-caliber users in science, technology, healthcare, law, and business. Recruiters and employers who advertise jobs on the network of career sites reach a large pool of talented professionals and specialists who are regular users of Wiley Online Library.

Advertisements are sold by company and independent sales representatives to advertising agencies representing the Company’s target customers. Typical customers include worldwide pharmaceutical companies; equipment manufacturers and distributors servicing the pharmaceutical industry; recruiters; companies servicing the travel industry and a variety of businesses targeting the Company’s consumer brand customers. The Company’s advertising growth strategy focuses on increasing the volume of advertising on its online publishing platform; leveraging the brand recognition of its titles and society partnerships; the development of new advertising products such as online video promotions or event sponsorship arrangements; and advertising in new and emerging technologies such as the mobile devices market (i.e. smart phone and iPad applications).

Global Operations

The Company’s publications and services are sold throughout most of the world through operations located in Europe, Canada, Australia, Asia, and the United States.  All operations market their indigenous publications, as well as publications produced by other parts of the Company. The Company also markets publications through independent agents as well as independent sales representatives in countries not served by the Company. John Wiley & Sons International Rights, Inc., a wholly owned subsidiary of the Company, sells reprint and translations rights worldwide. The Company publishes or licenses others to publish its products, which are distributed throughout the world in many languages. Approximately 50% of the Company’s consolidated fiscal year 2012 revenue was billed in non-U.S. markets.

The global nature of the Company’s business creates an exposure to foreign currency fluctuations relative to the U.S dollar. Each of the Company’s geographic locations sells products worldwide in multiple currencies. Revenue and deferred revenue, although billed in multiple currencies are accounted for in the local currency of the selling location. Fiscal year 2012 revenue was recognized in the following currencies (on an equivalent U.S. dollar basis): approximately 54% U.S dollar; 28% British pound sterling; 8% euro and 10% other currencies.

Competition and Economic Drivers within the Publishing Industry

The sectors of the publishing and information services industry in which the Company is engaged are competitive. The principal competitive criteria for the publishing industry are considered to be the following: product quality, customer service, suitability of format and subject matter, author reputation, price, timely availability of both new titles and revisions of existing books, digital availability of published products, and timely delivery of products to customers.

The Company is in the top rank of publishers of scientific, technical, medical and scholarly journals worldwide, a leading commercial research chemistry publisher; the leading professional society journal publisher; one of the leading publishers of university and college textbooks and related materials for the “hardside” disciplines, (i.e. sciences, engineering, and mathematics), and a leading publisher in its targeted professional/trade markets. The Company knows of no reliable industry statistics that would enable it to determine its share of the various international markets in which it operates.

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

Results of Operations

Throughout this report, references to amounts “excluding foreign exchange”, “currency neutral” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses. Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location. Unless otherwise noted, all variance explanations below are on a currency neutral basis.

Fiscal Year 2012 Summary Results

Revenue and Gross Profit:

Revenue for fiscal year 2012 increased 2% to $1,782.7 million, or 1% excluding the favorable impact of foreign exchange.  On a currency neutral basis, growth in Scientific, Technical, Medical and Scholarly (“STMS”) was partially offset by declines in Professional/Trade (“P/T”) and Global Education (“GEd”).  Gross profit margin for fiscal year 2012 of 69.5% was 40 basis points higher than prior year mainly due to increased sales of higher margin digital products in P/T and STMS, partially offset by higher composition costs in GEd to support business growth. Approximately 40% of the Company’s revenue for fiscal year 2012 was generated from digital products and services, as compared to 37% in the prior year.

Operating and Administrative Expenses:

Operating and administrative expenses for fiscal year 2012 of $922.2 million were 1% higher than prior year, or flat excluding the unfavorable impact of foreign exchange. Lower employment cost ($7 million) mainly due to accrued incentive compensation; lower distribution costs ($4 million) and lower travel and advertising costs due to cost containment initiatives ($3 million); were offset by higher technology costs ($13 million); and other ($1 million), mainly higher STMS editorial costs to support business growth.

On February 16, 2011, Borders Group, Inc. (“Borders”) filed a petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. Accordingly, in fiscal year 2011 the Company recorded a pre-tax bad debt provision of $9.3 million, or $6.0 million after tax ($0.10 per share), within the P/T reporting segment related to Borders. The provision represented the Company’s outstanding receivable with Borders, net of existing reserves and recoveries. There were no additional charges or bad debt expense with respect to this customer.

Operating Income:

Operating income for fiscal year 2012 increased 13% to $280.4 million, or 6% excluding the favorable impact of foreign exchange and the prior year Borders bad debt provision mainly due to the top-line results and higher gross profit margins.

Interest Expense/Income, Foreign Exchange and Other:

Interest expense for fiscal year 2012 decreased $8.3 million to $9.0 million. Lower interest rates and lower average debt contributed approximately $4.2 million and $4.1 million to the decrease, respectively.  Losses on foreign currency transactions primarily due to intercompany loans in currencies other than U.S. dollars, were $2.3 million and $2.2 million for fiscal years 2012 and 2011, respectively.  Interest income and other for fiscal year 2012 increased $0.6 million to $3.0 million mainly due to a favorable copyright infringement settlement received by the Company in the current year.

Provision for Income Taxes:

The effective tax rate for fiscal year 2012 was 21.8% compared to 25.6% in the prior year.  During fiscal years 2012 and 2011, the Company recorded non-cash deferred tax benefits of $8.8 million ($0.14 per share) and $4.2 million ($0.07 per share), respectively, principally associated with new tax legislation enacted in the U.K. that reduced the U.K. statutory income tax rates by 2% and 1%, respectively. The benefits recognized by the Company reflect the remeasurement of all applicable U.K. deferred tax balances to the new income tax rates as of April 1, 2012 and 2011, respectively. In addition, in fiscal year 2012 due to the expiration of the statute of limitations the Company also released an income tax reserve of approximately $7.5 million ($0.12 per share) originally recorded in conjunction with the purchase accounting for the Blackwell acquisition.  Excluding the tax benefits described above, the Company’s effective tax rate for fiscal year 2012 was 27.8% compared to 27.4% in the prior year. The increase was mainly due to State net operating loss benefits of $1.9 million ($0.03 per share) recognized by the Company in the prior year, partially offset by higher tax benefits on non-U.S. earnings in the current year.

Earnings Per Share:

Earnings per diluted share for fiscal years 2012 and 2011 were $3.47 and $2.80, respectively. Excluding the effects of favorable foreign exchange ($0.08), the prior year Borders bad debt provision ($0.10), the changes in fiscal year 2012 and 2011 deferred tax benefits associated with the U.K. corporate income tax rates ($0.07) and the fiscal year 2012 tax reserve release ($0.12), earnings per diluted share increased 11% or $0.30 per share.

Fiscal Year 2012 Segment Results

Scientific, Technical, Medical and Scholarly (STMS):
				% change
Dollars in thousands	2012	2011	% change	w/o FX

Journal Subscriptions	$650,938	$621,551	5%	2%
Books	179,204	175,611	2%	1%
Other Publishing Income	210,585	201,740	4%	3%
Total Revenue	$1,040,727	$998,902	4%	2%

Gross Profit	762,300	729,931	4%	2%
Gross Profit Margin	73.2%	73.1%

Direct Expenses & Amortization	310,026	305,134	2%	0%

Direct Contribution to Profit	$452,274	$424,797	6%	4%
Direct Contribution Margin	43.5%	42.5%

Revenue:

STMS revenue for fiscal year 2012 increased 4% to $1,040.7 million, or 2% excluding the favorable impact of foreign exchange.  The growth was driven by journal subscriptions, books and other publishing income.

Journal Subscriptions
Journal subscription revenue for fiscal year 2012 increased 5% to $650.9 million, or 2% excluding the favorable impact of foreign exchange. The growth was mainly driven by increased subscriptions ($7 million), new society business ($4 million) and the timing of production scheduling ($2 million). As of April 30, 2012, receipts for calendar year 2012 journal subscriptions grew approximately 3% over calendar year 2011 with approximately 95% of expected calendar year 2012 subscription receipts received.

Books
Book revenue for fiscal year 2012 increased 2% to $179.2 million, or 1% excluding the favorable impact of foreign exchange. The growth was driven by higher digital reference and eBook sales ($6 million) and lower returns ($2 million), partially offset by a decline in print books ($5 million).

Other Publishing Income
Other publishing income for fiscal year 2012 of $210.6 million increased 4% over prior year, or 3% on a currency neutral basis. The improvement was driven by increased sales of rights ($5 million), journal advertising ($2 million) and pay-per-view access ($2 million), partially offset by a decline in reprints ($1 million) and backfiles ($1 million).

Total STMS Revenue by Region (on a currency neutral basis)
•	Americas grew 3% to $392.1 million
•	EMEA grew 1% to $580.9 million
•	Asia-Pacific grew 4% to $67.7 million

Gross Profit:

Gross profit margin for fiscal year 2012 improved 10 basis points to 73.2%.  The improvement was mainly driven by increased sales of higher margin digital products (50 basis points), partially offset by higher royalty rates (40 basis points).

Direct Expenses and Amortization:

Direct expenses and amortization of $310.0 million increased 2% from the prior year, but was flat excluding the unfavorable impact of foreign exchange.  Lower accrued incentive compensation ($4 million) and lower travel and advertising costs due to cost containment initiatives ($2 million) were offset by higher editorial costs ($3 million) and additional headcount ($2 million) to support business growth; and a bad debt provision related to an outstanding receivable with a university in Iran ($1 million).

Direct Contribution to Profit:

Direct contribution to profit increased 6% to $452.3 million, or 4% excluding the favorable impact of foreign exchange.  Direct contribution margin improved 100 basis points to 43.5% in fiscal year 2012.  The improvement was driven by the top-line results and higher gross profit margins.

Society Partnerships
•	24 new society journals were signed with combined annual revenue of approximately $9 million
•	103 renewals/extensions were signed with approximately $45 million in combined annual revenue
•	7 journals were not renewed in fiscal year 2012 which had combined annual revenue of approximately $1 million

New Society Contracts
•	The Reading Teacher, Journal of Adolescent & Adult Literacy, and Reading Research Quarterly, for the International Reading Association
•	TESOL Quarterly and TESOL Journal, for Teachers of English to Speakers of Other Languages (TESOL)
•	The Hastings Center Report, a leading journal in applied ethics, covering areas such as bioethics and the environment
•	Symbolic Interaction, for the Society for the Study of Symbolic Interaction
•	International Journal of Pediatric Obesity, for the International Association for the Study of Obesity
•
PsyCh Journal, for the Institute of Psychology, Chinese Academy of Sciences (IPCAS), China's national psychology research institute. The journal will be the first English-language Psychology journal to appear from China.

•
Four new titles added to our existing partnership with the Policy Studies Organisation:  Policy & Internet, Poverty & Public Policy, Risk, Hazards & Crisis in Public Policy, and World Medical & Health Policy.

•	European Journal of Pain for the European Federation of IASP Chapters (EFIC)
•	Pharmacotherapy, for the American College of Clinical Pharmacists
•	Rehabilitation Nursing Journal, for the Association of Rehabilitation Nurses (ARN)
•	British Journal of Educational Technology, for the British Educational Research Association (BERA)
•	Oceania and Archaeology in Oceania, for the University of Sydney
•	Biology of the Cell for the French Society for Cell Biology and the French Society for Microscopy

•
Journal of the American Heart Association for the American Heart Association – the first open access online-only journal for the AHA. The online journal has been launched on-time and on-budget. This is a new society relationship for STMS.

•
British Educational Research Journal (BERJ) and a new-start review journal for the British Educational Research Association (BERA).  BERA is the largest educational research organization outside of the U.S., with 1,800 members.

•	Obesity, for The Obesity Society
•	Journal for the Society for Information Display (SID)

Alliances
•
Strategic alliance with CECity, Inc. to provide healthcare professionals with new, customized quality and learning solutions. CECity provides healthcare information technology platforms that link job performance improvement, lifelong learning, and quality reporting to drive high-quality clinical outcomes and patient care. This partnership will employ CECity’s market-leading technology capabilities with Wiley’s quality content to develop personalized eLearning and job performance improvement services for healthcare professionals.

Acquisitions
•
In May 2012, Wiley announced the acquisition of Harlan Davidson Inc. (HDI), a small family-owned publishing company in Wheeling, IL. The acquisition builds on Wiley’s existing high quality American History portfolio, and strengthens growing curriculum areas such as World History, Atlantic History and State History.

New Product and Service Launches
•
In September, Wiley launched the Wiley Job Network – a new online recruitment tool that enables employers to attract talented applicants from high-caliber users in science, technology, healthcare, law, and business. Recruiters and employers who advertise jobs on our network of career sites reach a large pool of talented professionals and specialists who are regular users of one of the world’s leading research platforms, Wiley Online Library.

Digital Update
•	Digital revenue now accounts for 61% of total STMS revenue.
•	The Wiley Job Network has surpassed 50,000 registered users and over 2 million job views since its launch in September.
•	Total articles accessed on Wiley Online Library increased 26%.

STMS Journal Quality and Impact Factors
•
In June, Wiley announced that the number of journal titles with an impact factor in the Thomson ISI® 2010 Journal Citation Reports increased 7% to 1,087 titles, of which 317 are ranked in the top ten. Approximately 73% of Wiley’s journal portfolio has a reported impact factor.  Impact Factor is a leading evaluator of journal influence and impact, as it reflects the frequency that peer-reviewed journals are cited by researchers.

Professional/Trade (P/T):
				% change
Dollars in thousands	2012	2011	% change	w/o FX (a)

Books	$378,400	$387,228	-2%	-3%
Other Publishing Income	55,258	49,860	11%	11%
Total Revenue	$433,658	$437,088	-1%	-1%

Gross Profit	272,188	269,112	1%	1%
Gross Profit Margin	62.8%	61.6%

Direct Expenses & Amortization	160,290	173,616	-8%	-3%

Direct Contribution to Profit	$111,898	$95,496	17%	6%
Direct Contribution Margin	25.8%	21.8%

(a)	Adjusted to exclude a fiscal year 2011 bad debt provision of $9.3 million related to Borders from direct expenses and direct contribution.

Revenue:

P/T revenue for fiscal year 2012 declined 1% to $433.7 million. On a currency neutral basis, book revenue decreased 3% to $378.4 million, while other publishing income grew 11% to $55.3 million.  The decline in book revenue was mainly driven by softness in the consumer line ($8 million), primarily cooking and travel, and declines in technology and business ($2 million).  The declines in consumer, technology and business were due to the residual effects of the Borders’ bankruptcy, including liquidation sales which we believe were completed by mid-September and the inclusion of sales to Borders in the prior year, combined with a weak global economy and reduced shelf-space for print titles.  The growth in other publishing income reflects the incremental revenue from the Company’s acquisition of Inscape on February 16, 2012 ($3 million) and increased revenue from advertising and distribution services.

Total P/T revenue by Region (on a currency neutral basis)
•	Americas was flat at $342.8 million
•	EMEA fell 5% to $58.6 million
•	Asia-Pacific fell 1% to $32.3 million

Total P/T Revenue by Major Category (on a currency neutral basis)
•	Business grew 2% to $141.6 million
•	Consumer fell 6% to $129.2 million due in large part to Borders and the weak global economy
•	Technology fell 1% to $87.1 million
•	Professional Education was flat with the prior year at $28.0 million
•	Architecture was flat with the prior year at $25.0 million
•	Psychology declined 3% to $13.0 million

Gross Profit:

Gross profit margin for fiscal year 2012 improved 120 basis points to 62.8%. The improvement was mainly driven by increased eBook sales (70 basis points), high margin incremental revenue from the Inscape acquisition (20 basis points) and lower composition costs (30 basis points).

Direct Expenses and Amortization:

Direct expenses and amortization for fiscal year 2012 decreased 8% to $160.3 million, or 3% on a currency neutral basis and excluding the Borders bad debt provision in the prior year.  The improvement was principally driven by lower sales, marketing and advertising costs due to cost containment initiatives ($2 million), a reduction in the bad debt provision for other retail accounts ($2 million) and lower accrued incentive compensation ($1 million).

Direct Contribution to Profit:

Direct contribution to profit for fiscal year 2012 increased 17% to $111.9 million, or 6% on a currency neutral basis and excluding the Borders bad debt provision in the prior year.  Direct contribution margin for fiscal year 2012 was 25.8% as compared to 21.8% in the prior year.  On a currency neutral basis and excluding the Borders bad debt provision in the prior year, direct contribution margin improved 180 basis points reflecting higher gross profit margins and lower direct expenses.

Alliances

Wiley (Pfeiffer) partnered with CPP, a leader in research, training, and organizational development tools for a jointly developed Leadership Plus Report. The product, built on the integration of Wiley's Leadership Practices Inventory® (LPI®) and CPP's Myers-Briggs® personality assessment, combines the LPI's in-depth view of applied leadership behavior practices through 360-degree feedback with the Myers-Briggs self-evaluation and insight into personality.

Acquisitions

In February, Wiley acquired Inscape Holdings, a leading global provider of workplace learning solutions, for approximately $85 million in cash, net of cash acquired. The acquisition will combine Wiley's reservoir of valuable content and global reach in leadership and training with Inscape's technology, distribution network, and talent expertise, including the innovative EPIC online assessment-delivery platform and an elite network of nearly 1,700 independent consultants, trainers, and coaches. Inscape was generating approximately $20 million annually in revenue prior to the acquisition.  Inscape derives approximately two-thirds of its revenue from digital products and services.

Potential Consumer Divestiture

In March, Wiley announced that it intends to explore opportunities to sell a number of its consumer print and digital publishing assets as they no longer align with the company’s long-term strategy. Fiscal Year 2012 revenue associated with the assets to be sold was approximately $80 million with a direct contribution to profit, before shared-service expenses, of approximately $6 million. Assets include travel (including the well-known Frommer’s brand), culinary, general interest, nautical, pets, crafts, Webster’s New World, and Cliff’s Notes.  Wiley will re-deploy resources in its Professional/Trade business to build on its global market-leading positions in business, finance, accounting, leadership, technology, architecture, psychology, education, and through the For Dummies brand.

Digital Update
•	Digital revenue includes eBooks, online advertising, content-enabled services and content licensing.
•	Digital revenue accounted for 15% of total P/T revenue, up from 10% in the prior year.
•
eBook sales increased approximately 70% over prior year to approximately $40 million, or 9% of total P/T revenue.  Strong eBook growth came from all accounts, notably Amazon, Barnes and Noble and Apple.

Global Education (GEd):
				% change
Dollars in thousands	2012	2011	% change	w/o FX

Print Books	$208,682	$211,611	-1%	-3%
Non-Traditional & Digital Content	87,857	83,789	5%	5%
Other Publishing Income	11,818	11,161	6%	1%
Total Revenue	$308,357	$306,561	1%	-1%

Gross Profit	204,858	204,465	0%	-1%
Gross Profit Margin	66.4%	66.7%

Direct Expenses & Amortization	100,614	103,421	-3%	-4%

Direct Contribution to Profit	$104,244	$101,044	3%	2%
Direct Contribution Margin	33.8%	33.0%

Revenue:

GEd revenue for fiscal year 2012 increased 1% to $308.4 million, but declined 1% excluding the favorable impact of foreign exchange.  The decline reflects lower revenue from print books, partially offset by growth in non-traditional and digital content revenue and other publishing income.

Print Books
Print book revenue for fiscal year 2012 decreased 1% to $208.7 million, or 3% excluding the favorable impact of foreign exchange.  The decline was driven by lower enrollments in for-profit institutions due to government scrutiny over recruiting practices, prior year rental stock build-up and lower demand outside the U.S.

Non-Traditional & Digital Content
Non-traditional and digital content revenue, which includes WileyPLUS, eBooks, digital content sold directly to institutions, binder editions and custom publishing, increased 5% to $87.9 million in fiscal year 2012.  The growth was principally driven by increased sales of custom textbooks and eBooks, which grew 36% over prior year.

Total GEd Revenue by Region (on a currency neutral basis)
•	Americas grew 1% to $222.0 million
•	EMEA fell 9% to $21.1 million
•	Asia-Pacific fell 4% to $65.3 million

Total GEd Revenue by Major Subject (on a currency neutral basis)
•	Engineering and Computer Science fell 1% to $41.8 million
•	Science grew 3% to $70.1 million
•	Business and Accounting was flat with the prior year at $84.0 million
•	Social Science declined 6% to $45.3 million
•	Math fell 4% to $25.9 million
•	Microsoft Official Academic Couse (MOAC) decreased 4% to $10.6 million

Gross Profit:

Gross profit margin for fiscal year 2012 declined 30 basis points to 66.4% principally due to higher composition costs.

Direct Expenses and Amortization:

Direct expenses and amortization for fiscal year 2012 decreased 3% to $100.6 million, or 4% excluding the unfavorable impact of foreign exchange. The decrease was mainly driven by lower employment costs mainly due to accrued incentive compensation ($5 million), partially offset by higher sales and marketing costs ($1 million).

Direct Contribution to Profit:

Direct contribution to profit for fiscal year 2012 increased 3% to $104.2 million, or 2% excluding the favorable impact of foreign exchange. Direct contribution margin improved 80 basis points to 33.8% in fiscal year 2012 mainly driven by lower direct expenses.

Acquisitions and Alliances

•
An alliance agreement was signed with Blackboard, which will provide instructors and students with direct access to WileyPLUS through the Blackboard learning management system. The collaboration will provide a seamless experience between Wiley course materials and the campus environment. In addition, thirty-one institutions are evaluating a new integration for using digital learning content from Wiley with Blackboard Inc.’s learning management system (LMS). The field trial gives students and faculty access to Wiley’s rich collection of learning content and tools directly within their online course environment. The field trial involves students, faculty and campus administrators across 42 courses at two and four-year higher education institutions in the U.S. and Canada. The integration is expected to be fully available globally in summer 2012. In March 2012, the Company signed a new partnership with the National Environmental Health Association (NEHA), MindLeaders, and Prometric to offer Food Safety training and certification. The three partners are leaders in their fields:  NEHA is a 70-year old association of health departments, concentrating on the inspection of restaurants and foodservice operations in the area of food safety; MindLeaders is a global e-Learning company; and Prometric is a worldwide leader in testing and certification.

•
Wiley acquired the newsletter National Teaching & Learning Forum (NTLF) and launched two 2012 NTLF issues on Wiley Online Library in March. The NTLF is a subscription fee-based newsletter that serves to “create a sustained and sustaining conversation about teaching and learning.”

Wiley Learning Institute
In February, Wiley announced the launch of Wiley Learning Institute™   (www.WileyLearningInstitute.com), a new service center that provides essential knowledge, ideas, and best practices to promote professional learning for faculty and campus leaders. The online center leverages content, expertise, and resources from across Wiley's global businesses to enable them to excel in their work, fulfill the education mission of their institutions, and provide additional opportunities to enhance teaching and learning. Wiley Learning Institute employs the latest technologies to provide participants with interactive workshops, applied learning labs, one-on-one coaching programs, and an online, collaborative community of researchers, thought leaders, and professionals across multiple disciplines.

Digital Update
•	Digital revenue now 16% of Global Education business.
•	Revenue for WileyPLUS fell 2% to approximately $32 million mainly due to a sharp decline in for-profit enrolment.
•	eBook sales grew 36% to approximately $17 million.

Shared Services and Administrative Costs

Shared services and administrative costs for fiscal year 2012 increased 4% to $388.0 million, or 3% excluding the unfavorable impact of foreign exchange.  The increase mainly reflects higher technology costs, to support investments in digital products and infrastructure ($13 million) and higher employment costs due to new hires and merit increases ($7 million). These increases were partially offset by lower accrued incentive compensation ($6 million), lower distribution costs due to the continued migration from print to digital products ($4 million) and other ($1 million), mainly lower professional fees.

Liquidity and Capital Resources – Fiscal year 2012

The Company’s cash and cash equivalents balance was $259.8 million at the end of fiscal year 2012, compared with $201.9 million a year earlier. Cash provided by operating activities in fiscal year 2012 increased $4.0 million to $379.6 million due primarily to higher net income net of non-cash charges ($35 million), mostly offset by changes in operating assets and liabilities ($24 million) and higher royalty advance payments ($7 million).

Changes in operating assets and liabilities were primarily due to lower accrued expenses ($29 million) principally accrued incentive compensation; lower Deferred Revenue ($13 million) and lower royalties payable ($7 million) due to higher royalty advance payments, partially offset by lower Accounts Receivable ($15 million) due to improved collections and higher income taxes payable ($8 million). The decrease in Deferred Revenue reflects the timing of subscription cash collections primarily due to accelerated collections in the prior year.

Cash used for investing activities for fiscal year 2012 was approximately $212.0 million compared to $113.0 million in fiscal year 2011. The Company invested $92.2 million in the acquisition of publishing businesses, assets and rights compared to $7.2 million in the prior year primarily reflecting the $85 million paid for the Inscape acquisition (See Note 4). This acquisition was funded through the use of the existing credit facility and available cash and did not have an impact on the Company’s ability to meet other operating, investing and financing needs. Cash used for technology, property and equipment  increased $12.9 million in fiscal year 2012 versus the prior year mainly reflecting increased investments in technology to support new products and business growth and leasehold improvements on new facilities.

Cash used in financing activities was $104.7 million in fiscal year 2012, as compared to $230.0 million in fiscal year 2011. The Company’s net debt (debt less cash and cash equivalents) decreased $37.2 million from the prior fiscal year end.  During fiscal year 2012, net borrowings were $20.8 million compared to net payments of $194.8 million in the prior year period.  In fiscal 2012, cash was used primarily to fund the Inscape acquisition, repurchase treasury shares and pay dividends to shareholders, partially offset by proceeds on stock option exercises. In fiscal year 2012, the Company repurchased 1,864,700 shares at an average price of $46.69 compared to 577,405 shares at an average price of $48.42 in the prior year. The Company increased its quarterly dividend to shareholders by 25% to $0.20 per share in fiscal year 2012 from $0.16 per share in the prior year. Proceeds from stock option exercises decreased $12.5 million to $15.3 million in fiscal 2012.

On November 2, 2011, the Company amended and restated its existing credit facility with Bank of America - Merrill Lynch and The Royal Bank of Scotland plc as joint lead arrangers and Bank of America as administrative agent. The new agreement consists of a $700 million five-year senior revolving credit facility, which can be drawn in multiple currencies. The proceeds of the new revolving credit facility were used to pay down the Company’s prior credit facility and meet seasonal operating cash requirements. The Company also has the option to request a credit limit increase of up to $250 million in minimum increments of $50 million, subject to the approval of the lenders. The amended credit agreement contains certain restrictive covenants related to the Company’s consolidated leverage ratio and interest coverage ratio. Due to the fact that there are no principal payments due until the end of the amended agreement in fiscal year 2017, the Company has classified its entire debt obligation as long-term as of April 30, 2012. See Note 12 for further discussion of the debt arrangement.

The aggregate notional amount of interest rate swap agreements associated with the Term Loan and Revolving Credit Facility were $375.0 million as of April 30, 2012.  It is management's intention that the notional amount of the interest rate swap be less than the Term Loan and Revolving Credit Facility outstanding during the life of the derivatives.

The Company’s operating cash flow is affected by the seasonality and timing of receipts from its STMS journal subscriptions and its Global Education business. Cash receipts for calendar year STMS subscription journals occur primarily from November through March.  Reference is made to the Credit Risk section, which follows, for a description of the impact on the Company as it relates to independent journal agents’ financial position and liquidity. Sales primarily in the U.S. higher education market tend to be concentrated in June through August, and again in November through January. Due to this seasonality, the Company normally requires increased funds for working capital from May through September.

The Company has adequate cash and cash equivalents available, as well as short-term lines of credit to finance its short-term seasonal working capital requirements. The Company does not have any off-balance-sheet debt. Cash and Cash Equivalents held outside the U.S. were approximately $253.7 million as of April 30, 2012. The balances were comprised primarily of Euros, Pound Sterling, and Australian dollars. Maintenance of these non-U.S. dollar cash balances does not have a material impact on the liquidity or capital resources of the Company.

As of April 30, 2012, the Company had approximately $475.0 million of debt outstanding and approximately $235 million of unused borrowing capacity under the Revolving Credit Facility which is described in Note 12 and matures on November 2, 2016. We believe that our operating cash flow, together with our revolving credit facilities and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us or at all.

The primary driver of the negative working capital is unearned deferred revenue related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by the Company for a number of purposes including acquisitions; debt repayments; funding operations; dividends payments; and purchasing treasury shares. The deferred revenue will be recognized in income as the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of April 30, 2012 include $342.0 million of such deferred subscription revenue for which cash was collected in advance.

Projected capital spending for Technology, Property and Equipment and Composition for fiscal year 2013 is forecast to be approximately $85 million and $55 million, respectively, primarily to create new and enhance existing digital products and system functionality that will drive future business growth. Projected spending for author advances, which is classified as an operating activity, for fiscal year 2013 is forecast to be approximately $110 million.

As part of its routine tax audit process, the German tax authorities notified the Company in May 2012, they are challenging the Company’s tax position which is further discussed in Note 19. The Company’s management and its advisors believe that it is “more likely than not” to successfully defend that the tax treatment was proper and in accordance with German tax regulations. Under German tax law a company must pay all the tax contested and the related interest to have the right to defend a position challenged by authorities. As such, in June 2012, Wiley made a 24 million euro deposit with the German Government. The Company expects to deposit an estimated additional 33 million euros plus interest in future periods until the issue is resolved. The circumstances are not unique to Wiley.

Fiscal Year 2011 Summary Results

Revenue and Gross Profit:

Revenue for fiscal year 2011 increased 3% to $1,742.6 million, or 4% excluding the unfavorable impact of foreign exchange. The increase was driven by growth in all three businesses, led by strong growth in Global Education (“GEd”).

Gross profit margin for fiscal year 2011 of 69.1% was 0.5% higher than prior year. The increase was driven by lower journal production costs due to off-shoring (30 basis points) and increased sales of higher margin digital products (20 basis points), including a digital backlist book license with a university consortium in Saudi Arabia.

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

In fiscal year 2010, the Company recognized impairment and restructuring charges of $15.1 million ($0.17 per share) within the STMS reporting segment. The charges include an $11.5 million impairment charge for GIT Verlag, a business-to-business German-language controlled circulation magazine business; a $1.6 million restructuring charge for severance-related costs to reduce certain staff levels and the number of magazines published by GIT Verlag; an impairment charge of $0.9 million for three smaller business-to-business controlled circulation advertising magazines; and a $1.1 million restructuring charge for severance costs related to the off-shoring of certain central marketing and content management activities to Singapore and other countries in Asia.

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

Interest Expense/Income, Foreign Exchange and Other:

Interest expense for fiscal year 2011 decreased $15.0 million to $17.3 million.  Lower interest rates and lower average debt contributed approximately $10.0 million and $5.0 million to the decrease, respectively.  Losses on foreign currency transactions for fiscal years 2011 and 2010 were $2.2 million and $10.9 million, respectively.  The foreign currency transaction loss in fiscal year 2010 was principally due to the revaluation of U.S. dollar cash balances held by the Company’s non-U.S. locations into the local currency of those operations.  Interest income and other increased $1.6 million from the prior year, reflecting interest earned on higher average cash balances.

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

Earnings Per Share:

Earnings per diluted share for fiscal years 2011 and 2010 were $2.80 and $2.41, respectively.  Excluding the effects of unfavorable foreign exchange transaction and translation losses ($0.07 per share), the current year Borders bad debt provision ($0.10 per share), the prior year impairment and restructuring charges ($0.17 per share) and the fiscal year 2011 deferred tax benefit associated with the change in U.K. corporate income tax rates ($0.07 per share), earnings per diluted share increased 12% on higher shares outstanding.  The dilutive effect of higher shares outstanding in fiscal year 2011 was approximately $0.08 per share as compared to the prior year.

Fiscal Year 2011 Segment Results

Scientific, Technical, Medical and Scholarly (STMS):
				% change
Dollars in thousands	2011	2010	% change	w/o FX (a)

Journal Subscriptions	$621,551	$621,257	0%	4%
Books	175,611	163,349	8%	8%
Other Publishing Income	201,740	202,077	0%	1%
Total Revenue	$998,902	$986,683	1%	4%

Gross Profit	729,931	716,470	2%	5%
Gross Profit Margin	73.1%	72.6%

Direct Expenses & Amortization	305,134	311,229	-2%	5%

Direct Contribution to Profit	$424,797	$405,241	5%	5%
Direct Contribution Margin	42.5%	41.1%

(a)	Adjusted to exclude a fiscal year 2010 impairment and restructuring charges of $15.1 million from direct expenses and direct contribution.

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

Books
Books revenue for fiscal year 2011 increased 8% to $175.6 million. The growth mainly reflects higher digital ($12 million) and print ($2 million) book sales. The increase in digital book revenue includes a $5 million online book license with a consortium in Saudi Arabia.
Other Publishing Income
Other publishing income for fiscal year 2011 of $201.7 million was flat with the prior year, but grew 1% excluding the unfavorable impact of foreign exchange as an increase in backfile revenue ($4 million) was partially offset by a decline in journal reprint revenue ($3 million).

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

Full Year Digital Revenue
•	Digital revenue was 59% of total STMS revenue
•	Digital journal revenue was 81% of total journal revenue, up from 79% a year earlier
•	Digital book revenue was up 74% and accounted for 16% of total book sales

Wiley Online Library

Wiley Online Library, one of the world’s broadest and deepest multidisciplinary collection of online resources covering life, health and physical sciences, social science and the humanities, was launched in August 2010.  Built on the new technology and designed with extensive input from scholars around the world, Wiley Online Library now provides access to over 5 million articles from 1,600 journals, 12,000 books, and hundreds of reference works, laboratory protocols and databases.  Key attributes:

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

Direct Expenses and Amortization:

Direct expenses and amortization for fiscal year 2011 increased 6% to $173.6 million, or 1% excluding the $9.3 million Borders bad debt provision and foreign exchange.

Direct Contribution to Profit:

Direct contribution to profit for fiscal year 2011 decreased 5% to $95.5 million, or 7% excluding unfavorable foreign exchange. Excluding the $9.3 million Borders bad debt provision and foreign exchange, direct contribution to profit increased 5%. The improvement reflects the top-line results and higher gross profit margins. Direct contribution margin declined 150 basis points to 21.8% due to the Borders bad debt provision, partially offset by higher gross profit margins from increased digital revenue.

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

•
A partnership with the Tax institute at H&R Block to create exam prep product for the new Tax Preparer certification from the IRS. The program will have books/eBooks and online test bank – eventually adding a continuing professional education component.

•
A partnership with the AARP to become its exclusive book publisher. The agreement will include cobranded publishing across a variety of categories, including health, personal finance, cooking, travel, and technology.  The AARP has nearly 40 million members and a target audience of adults aged 50+.

•
A partnership with Element K (acquired by Skillsoft Corporation in fiscal year 2012), a learning solutions and online training company in the field of IT, to produce For Dummies “E-Learning” courses. The first product launched in fiscal year 2012.

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

Global Education (GEd):
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

Revenue

GEd revenue for fiscal year 2011 increased 9% to $306.6 million, or 7% excluding the favorable impact of foreign exchange. The improvement was driven by strong growth in Non-Traditional and Digital Content and Print Book revenue.

Print Books
Print book revenue for fiscal year 2011 increased 3% to $211.6 million, or 1% excluding the favorable impact of foreign exchange. The improvement was driven by increased student enrollment, a strong front list in the engineering/computer science and science categories and increased sales of Windows 7 server titles.

Non-Traditional & Digital Content
Non-traditional & digital content revenue, which includes WileyPLUS, eBooks, digital content sold directly to institutions, binder editions and custom publishing, increased 26% to $83.8 million.  The growth was driven by digital book sales ($6 million), custom publishing ($4 million), WileyPLUS ($3 million) and increased sales of other non-traditional content ($3 million). WileyPLUS revenue increased 11% to approximately $33 million. Revenue from non-traditional and digital content represents approximately 27% of total GEd revenue, as compared to 24% in the prior year.

Other Publishing Income
Other publishing income for fiscal year 2011 increased 6% to $11.2 million, or 3% excluding the favorable impact of foreign exchange mainly due to higher revenue from the sale of translation rights.

Total GEd Revenue by Region (on a currency neutral basis)
•	Americas grew 8% to $216.2 million
•	EMEA grew 7% to $24.6 million
•	Asia-Pacific grew 1% to $65.8 million

Total GEd Revenue by Subject (on a currency neutral basis)
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

Gross Profit

Gross profit margin for fiscal year 2011 of 66.7% was 120 basis points higher than prior year. The improvement was driven by increased sales of digital products (90 basis points) and lower inventory obsolescence provisions (30 basis points).

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

Digital Products
•	Digital revenue accounted for 16% of Global Education business, up from 13% in fiscal year 2010.
•
Fiscal year 2011 revenue of WileyPLUS grew 12% to $33 million, accounting for 11% of total Global Education revenue. WileyPLUS is an online teaching and learning environment that integrates the entire digital textbook with the most effective instructor and student resources to fit every learning style.

•	WileyPLUS digital-only revenue (not packaged with a print textbook) grew 18% to $13 million for the 2011 fiscal year, and represented approximately 40% of total WileyPLUS revenue.
•	In the U.S., student validation rates for WileyPLUS increased to 78% from approximately 73% in fiscal year 2010.
•	eBook revenue grew to $13 million in fiscal year 2011.

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

Changes in operating assets and liabilities were principally due to the timing of vendor payments ($28 million), higher earned royalty advances ($12 million) higher Deferred Revenue ($10 million), partially offset by higher incentive compensation payments ($17 million). The increase in Deferred Revenue reflects journal subscription growth and the timing of subscription cash collections.

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

Cash used in financing activities was $230.0 million in fiscal year 2011, as compared to $156.4 million in fiscal year 2010. In fiscal 2011, cash was used primarily to repay debt, pay dividends to shareholder and to repurchase treasury shares. In fiscal year 2011, the Company repurchased 577,405 shares at an average price of $48.42. In fiscal 2010, the Company did not repurchase any treasury shares in the prior period.  The Company increased its quarterly dividend to shareholders by 14.3% to $0.16 per share in fiscal year 2011 from $0.14 per share in the prior year. Proceeds from stock option exercises decreased $4.9 million to $27.8 million in fiscal 2011.

The aggregate notional amount of interest rate swap agreements associated with the Term Loan and Revolving Credit Facility were $125.0 million as of April 30, 2011.  It is management's intention that the notional amount of the interest rate swap be less than the Term Loan and Revolving Credit Facility outstanding during the life of the derivative.

The Company’s operating cash flow is affected by the seasonality and timing of receipts from its STMS journal subscriptions and its Global Education business. Cash receipts for calendar year STMS subscription journals occur primarily from November through March.  Reference is made to the Credit Risk section, which follows, for a description of the impact on the Company as it relates to independent journal agents’ financial position and liquidity. Sales primarily in the U.S. higher education market tend to be concentrated in June through August, and again in November through January. Due to this seasonality, the Company normally requires increased funds for working capital from May through September.

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

Working capital at April 30, 2011 was negative $228.9 million. The primary driver of the negative working capital is unearned deferred revenue related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by the Company to fund acquisitions; pay debt; fund operations; purchase treasury share and pay dividends. Deferred revenue will be recognized into income as the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of April 30, 2011 include $321.4 million of such deferred subscription revenue for which cash was collected in advance. Total Company cash on-hand in working capital at April 30, 2011 was $201.9 million.

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

Revenue Recognition: The Company recognizes revenue when the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured.  If all of the above criteria have been met, revenue is recognized upon shipment of products or when services have been rendered.  Subscription revenue is generally collected in advance. The prepayment is deferred and recognized as earned when the related issue is shipped or made available online over the term of the subscription.  Collectability is evaluated based on the amount involved, the credit history of the customer, and the status of the customer’s account with the Company.

When a product is sold with multiple deliverables, the Company accounts for each deliverable within the arrangement as a separate unit of accounting due to the fact that each deliverable is also sold on a stand-alone basis. The total consideration of a multiple-element arrangement is allocated to each unit of accounting based on the price charged by the Company when it is sold separately.  The Company’s multiple deliverable arrangements principally include WileyPLUS, the online teaching and learning environment for the Company’s Global Education business which also includes a complete print or digital textbook for the course, as well as negotiated licenses for bundles of electronic content available on Wiley Online Library, the online publishing platform for the Company’s STMS business.

When the Company’s electronic content is sold through a third party, the Company is generally not the primary obligor within the arrangement since it typically is not responsible for fulfilling the customer’s order or handling any customer requests or claims. Accordingly, the Company will recognize revenue for the sale of its electronic content through third parties based on the amount billed to the end customer, net of any commission owed to the third party seller of the content.  Revenue is also reported net of any amounts billed to customers for taxes which are remitted to government authorities.

Allowance for Doubtful Accounts: The estimated allowance for doubtful accounts is based on a review of the aging of the accounts receivable balances, historical write-off experience, credit evaluations of customers and current market conditions. A change in the evaluation of a customer’s credit could affect the estimated allowance. The allowance for doubtful accounts is shown as a reduction of Accounts Receivable in the Consolidated Statements of Financial Position and amounted to $6.9 million and $19.6 million as of April 30, 2012 and 2011, respectively. The decrease was primarily due to the write-off of Borders which was provided for in fiscal year 2011 as disclosed in Note 9 of the Consolidated Financial Statements.

Sales Return Reserve:  The estimated allowance for sales returns is based on a review of the historical return patterns, as well as current market trends in the businesses in which we operate. Associated with the estimated sales return reserves, the Company also includes a related reduction in inventory and royalty costs as a result of the expected returns.

Net sales return reserves amounted to $35.8 million and $48.9 million as of April 30, 2012 and 2011, respectively. The reserves are reflected in the following accounts of the Consolidated Statements of Financial Position – increase (decrease):

	2012	2011
Accounts Receivable	$(48,612)	$(65,664)
Inventory	7,246	9,485
Accounts and Royalties Payable	(5,593)	(7,270)
Decrease in Net Assets	$(35,773)	$(48,909)

The decrease in the sales return reserve was principally driven by the Company’s ongoing migration to eBooks and improved ordering patterns and inventory management by the Company’s customers. A one percent change in the estimated sales return rate could affect net income by approximately $3.4 million.  A change in the pattern or trends in returns could affect the estimated allowance.

Reserve for Inventory Obsolescence: Inventories are carried at the lower of cost or market. A reserve for inventory obsolescence is estimated based on a review of damaged, obsolete, or otherwise unsalable inventory. The review encompasses historical unit sales trends by title; current market conditions, including estimates of customer demand compared to the number of units currently on hand; and publication revision cycles. A change in sales trends could affect the estimated reserve. The inventory obsolescence reserve is reported as a reduction of the Inventory balance in the Consolidated Statements of Financial Position and amounted to $33.9 million and $36.9 million as of April 30, 2012 and 2011, respectively.

Allocation of Acquisition Purchase Price to Assets Acquired and Liabilities Assumed: In connection with acquisitions, the Company allocates the cost of the acquisition to the assets acquired and the liabilities assumed based on the estimates of fair value for such items, including goodwill, other intangible assets and technology acquired. Such estimates include expected cash flows to be generated by those assets and the expected useful lives based on historical experience, current market trends, and synergies to be achieved from the acquisition and expected tax basis of assets acquired. For significant acquisitions, the Company uses independent appraisers to assist in the determination of such estimates.

Goodwill and Intangible Assets: Goodwill is the excess of the purchase price paid over the fair value of the net assets of the business acquired. Intangible assets principally consist of brands, trademarks, content and publication rights, customer relationships and non-compete agreements. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment, or more frequently if events or changes in circumstances indicate the asset might be impaired. The fair values of the Company’s reporting units are substantially in excess of their carrying values. Finite-lived intangible assets are amortized over their estimated useful lives. Content and publication rights, trademarks, customer relationships and brands with finite lives are amortized on a straight-line basis over periods ranging from 5 to 40 years. Non-compete agreements are amortized over the terms of the individual agreement, generally up to 5 years.

Impairment of Long-Lived Assets: Depreciable and amortizable assets are only evaluated for impairment upon a significant change in the operating or macroeconomic environment.  In these circumstances, if an evaluation of projected undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value based on the discounted future cash flows.

Share-Based Compensation: The Company recognizes share-based compensation expense based on the fair value of the share-based awards on the grant date, reduced by an estimate of future forfeited awards.  As such, share-based compensation expense is only recognized for those awards that are expected to ultimately vest. The fair value of share-based awards is recognized in net income on a straight-line basis over the requisite service period.  The grant date fair value for stock options is estimated using the Black-Scholes option-pricing model. The determination of the assumptions used in the Black-Scholes model requires the Company to make significant judgments and estimates, which include the expected life of an option, the expected volatility of the Company’s Common Stock over the estimated life of the option, a risk-free interest rate and the expected dividend yield. Judgment is also required in estimating the amount of share-based awards that may be forfeited. Share-based compensation expense associated with performance-based stock awards is based on actual financial results for targets established three years in advance. The cumulative effect on current and prior periods of a change in the estimated number of performance share awards, or estimated forfeiture rate, is recognized as an adjustment to earnings in the period of the revision.  If actual results differ significantly from estimates, the Company’s share-based compensation expense and results of operations could be impacted.

Retirement Plans: The Company provides defined benefit pension plans for the majority of its employees worldwide. The accounting for benefit plans is highly dependent on assumptions concerning the outcome of future events and circumstances, including compensation increases, long-term return rates on pension plan assets, healthcare cost trends, discount rates and other factors. In determining such assumptions, the Company consults with outside actuaries and other advisors. The discount rates for the U.S. and Canadian pension plans are based on the derivation of a single-equivalent discount rate using a standard spot rate curve and the timing of expected payments as of the balance sheet date. The spot rate curve is based upon a portfolio of Moody’s-rated Aa3 (or higher) corporate bonds. The discount rates for other non-U.S. plans are based on similar published indices with durations comparable to that of each plan’s liabilities. The expected long-term rates of return on pension plan assets are estimated using market benchmarks for equities, real estate and bonds applied to each plan’s target asset allocation and are estimated by asset class including an anticipated inflation rate. The expected long-term rates are then compared to the historic investment performance of the plan assets as well as future expectations and estimated through consultation with investment advisors and actuaries. Salary growth and healthcare cost trend assumptions are based on the Company’s historical experience and future outlook. While the Company believes that the assumptions used in these calculations are reasonable, differences in actual experience or changes in assumptions could materially affect the expense and liabilities related to the defined benefit pension plans of the Company. A hypothetical one percent change in the discount rate would impact net income and the accrued pension liability by approximately $5.5 million and $97.3 million, respectively. A one percent change in the expected long term rate of return would affect net income by approximately $2.5 million.

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

Contractual Obligations and Commercial Commitments

A summary of contractual obligations and commercial commitments, excluding unrecognized tax benefits further described in Note 11, as of April 30, 2012 is as follows (in thousands):

		Payments Due by Period
		Within	2-3	4-5	After 5
	Total	Year 1	Years	Years	Years

Total Debt	$475.0	$ -	$ -	$475.0	$ -

Interest on Debt1	36.8	8.7	16.3	11.8	-

Non-Cancelable Leases	242.0	38.8	71.9	67.1	64.2

Minimum Royalty Obligations	235.2	52.7	82.7	58.5	41.3

Total	$989.0	$100.2	$170.9	$612.4	$105.5

1 Interest on Debt includes the effect of the Company’s interest rate swap agreements and the estimated future interest payments on the Company’s unhedged variable rate debt, assuming that the interest rates as of April 30, 2012 remain constant until the maturity of the debt.

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

Interest Rates:
The Company had approximately $475.0 million of variable rate loans outstanding at April 30, 2012, which approximated fair value. On August 19, 2010, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding.  Under the terms of the agreement, the Company pays a fixed rate of 0.8% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a twenty-nine month period ending January 19, 2013.  As of both April 30, 2012 and 2011, the notional amount of the interest rate swap was $125.0 million.

On March 30, 2012, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.645% and receives a variable rate of interest based on one month LIBOR (as defined) from the counterparty which is reset every month for a three-year period ending March 31, 2015. As of April 30, 2012, the notional amount of the interest rate swap was $250.0 million.

It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives. During fiscal year 2012, the Company recognized a loss on its hedge contracts of approximately $0.8 million which is reflected in Interest Expense in the Consolidated Statements of Income. At April 30, 2012, the fair value of the outstanding interest rate swap was a net deferred loss of $1.7 million. Based on the maturity dates of the contracts, approximately $0.5 million and $1.2 million of the deferred loss as of April 30, 2012 was recorded in Other Accrued Liabilities and Other Long-Term Liabilities in the Consolidated Statements of Financial Position, respectively. On an annual basis, a hypothetical one percent change in interest rates for the $100.0 million of unhedged variable rate debt as of April 30, 2012 would affect net income and cash flow by approximately $0.6 million.

Foreign Exchange Rates:

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is primarily exposed to movements in British pound sterling, euros, Canadian and Australian dollars, and certain Asian currencies. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses.  Fiscal year 2012 revenue was recognized in the following currencies: approximately 54% U.S dollar; 28% British pound sterling; 8% euro and 10% other currencies.

Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment. The Company also has significant investments in non-U.S. businesses that are exposed to foreign currency risk.  During fiscal year 2012, the Company recorded approximately $30.2 million of currency translation losses in other comprehensive income primarily as a result of the strengthening of the U.S. dollar relative to the British pound sterling and euro.

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

The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Losses on the Consolidated Statements of Income, and carried at their fair value on the Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Losses. During fiscal years 2010 through 2012 the Company did not designate any forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities. The fair values of the contracts were measured on a recurring basis using Level 2 inputs and for fiscal years 2012, 2011 and 2010 the gain/(loss) recognized was $2.4 million, $0.6 million, and ($2.0) million, respectively. As of both April 30, 2012 and 2011, the Company had settled its forward exchange contracts.

Customer Credit Risk:

In the journal publishing business, subscriptions are primarily sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agents and is principally remitted to the Company between the months of November and January. Although at fiscal year-end the Company had minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 24% of total annual consolidated revenue and no one agent accounts for more than 10% of total annual consolidated revenue.

The Company’s book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 10% of total consolidated revenue and 15% of accounts receivable at April 30, 2012, the top 10 book customers account for approximately 20% of total consolidated revenue and approximately 40% of accounts receivable at April 30, 2012.

The United Kingdom, the United States and Canada have imposed new sanctions following a November 8, 2011 United Nations report targeting Iran, including restrictions on financial transactions; business relationships; and prohibitions on direct and indirect trading with listed “designated persons”. The European Union has also extended its existing sanctions regime. The Company has assessed its business relationship and transactions with Iran and is in compliance with the regulations. As of April 30, 2012, the Company had outstanding trade receivables with Iran of approximately $2.0 million, mainly related to book sales recognized prior to the sanctions. It is unclear at present whether these sanctions will have an effect on the recovery of this outstanding receivable.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of April 30, 2012.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during fiscal year 2012.

The effectiveness of our internal control over financial reporting as of April 30, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

/s/ Stephen M. Smith
Stephen M. Smith
President and Chief Executive Officer

/s/ Ellis E. Cousens
Ellis E. Cousens
Executive Vice President and
Chief Financial and Operations Officer

/s/ Edward J. Melando
Edward J. Melando
Vice President, Controller and
Chief Accounting Officer

June 26, 2012

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
John Wiley & Sons, Inc.:

We have audited the accompanying consolidated statements of financial position of John Wiley & Sons, Inc. (the “Company”) and subsidiaries as of April 30, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2012. In connection with our audits of the consolidated financial statements, we also have audited Schedule II on Page 81 of this Form 10-K.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of John Wiley & Sons, Inc. and subsidiaries as of April 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), John Wiley & Sons, Inc.’s internal control over financial reporting as of April 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”), and our report dated June 26, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Short Hills, New Jersey
June 26, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
John Wiley & Sons, Inc.:

We have audited John Wiley & Sons, Inc.’s internal control over financial reporting as of April 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). John Wiley & Sons, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, John Wiley & Sons, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of John Wiley & Sons, Inc. and subsidiaries as of April 30, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2012, and our report dated June 26, 2012 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Short Hills, New Jersey
June 26, 2012

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
John Wiley & Sons, Inc., and Subsidiaries	April 30
Dollars in thousands	2012	2011
Assets:
Current Assets
Cash and cash equivalents	$259,830	$201,853
Accounts receivable	171,561	168,310
Inventories	101,237	106,423
Prepaid and other	41,972	50,904
Total Current Assets	574,600	527,490

Product Development Assets	108,414	109,554
Technology, Property & Equipment	187,979	165,541
Intangible Assets	915,495	932,730
Goodwill	690,619	642,898
Other Assets	55,839	51,928
Total Assets	$2,532,946	$2,430,141

Liabilities and Shareholders’ Equity:
Current Liabilities
Accounts and royalties payable	$151,350	$155,262
Deferred revenue	342,034	321,409
Accrued employment costs	64,482	87,770
Accrued income taxes	18,812	5,924
Accrued pension liability	3,589	4,447
Other accrued liabilities	60,663	57,853
Current portion of long-term debt	-	123,700
Total Current Liabilities	640,930	756,365

Long-Term Debt	475,000	330,500
Accrued Pension Liability	145,815	91,594
Deferred Income Tax Liabilities	181,716	192,909
Other Long-Term Liabilities	71,917	80,884
Shareholders’ Equity
Preferred Stock, $1 par value: Authorized - 2 million, Issued - zero	-	-
Class A Common Stock, $1 par value: Authorized - 180 million,
Issued – 69,753,370 and 69,749,275	69,753	69,749
Class B Common Stock, $1 par value: Authorized - 72 million,
Issued – 13,436,892 and 13,440,987	13,437	13,441
Additional paid-in capital	271,809	247,046
Retained earnings	1,300,713	1,136,224
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(95,981)	(65,808)
Unamortized retirement costs, net of tax	(103,381)	(61,636)
Unrealized loss on interest rate swap, net of tax	(1,048)	(297)
	1,455,302	1,338,719
Less Treasury Shares At Cost (Class A – 19,771,896 and 18,577,704;
Class B – 3,902,576 and 3,902,576)	(437,734)	(360,830)
Total Shareholders’ Equity	1,017,568	977,889
Total Liabilities and Shareholders’ Equity	$2,532,946	$2,430,141

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

John Wiley & Sons, Inc., and Subsidiaries	For the years ended April 30
Dollars in thousands, except per share data	2012	2011	2010

Revenue	$1,782,742	$1,742,551	$1,699,062

Costs and Expenses
Cost of sales	543,396	539,043	534,001
Operating and administrative expenses	922,177	910,847	872,193
Additional provision for doubtful trade account	-	9,290	-
Impairment and restructuring charges	-	-	15,118
Amortization of intangibles	36,750	35,223	35,158
Total Costs and Expenses	1,502,323	1,494,403	1,456,470

Operating Income	280,419	248,148	242,592

Interest expense	(9,038)	(17,322)	(32,334)
Foreign exchange transaction losses	(2,261)	(2,188)	(10,883)
Interest income and other	2,975	2,422	834

Income Before Taxes	272,095	231,060	200,209
Provision for Income Taxes	59,349	59,171	56,666

Net Income	$212,746	$171,889	$143,543

Earnings Per Share
Diluted	$3.47	$2.80	$2.41
Basic	3.53	2.86	2.45

Cash Dividends Per Share
Class A Common	$0.80	$0.64	$0.56
Class B Common	0.80	0.64	0.56

Average Shares
Diluted	61,272	61,359	59,679
Basic	60,184	60,160	58,498

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

John Wiley & Sons, Inc., and Subsidiaries	For the years ended April 30
Dollars in thousands	2012	2011	2010

Operating Activities
Net Income	$212,746	$171,889	$143,543
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangibles	36,750	35,223	35,158
Amortization of composition costs	50,944	51,421	47,440
Depreciation of technology, property and equipment	50,397	45,862	40,281
Provisions, impairment and restructuring charges (net of tax)	-	6,039	10,631
Stock-based compensation	17,262	17,719	24,842
Excess tax benefits from stock-based compensation	(2,044)	(4,816)	(7,636)
Reserves for returns, doubtful accounts, and obsolescence	(3,736)	4,449	18,916
Deferred tax benefits on U.K. rate changes	(8,769)	(4,155)	-
Deferred income taxes	11,799	9,862	9,481
Foreign exchange transaction losses	2,261	2,188	10,883
Pension expense	20,975	25,633	20,319
Royalty advances	(108,716)	(101,702)	(103,783)
Earned royalty advances	100,639	93,016	80,993
Changes in Operating Assets and Liabilities
Source/(Use), excluding acquisitions
Accounts receivable	9,605	(5,584)	(9,004)
Inventories	4,467	7,453	13,960
Accounts and royalties payable	540	6,425	(15,585)
Deferred revenue	19,381	32,032	21,626
Income taxes payable	27,835	19,455	10,887
Other accrued liabilities	(37,076)	(7,810)	15,908
Pension contributions	(24,939)	(24,782)	(48,124)
Other	(673)	(4,198)	(5,730)
Cash Provided by Operating Activities	379,648	375,619	315,006
Investing Activities
Composition spending	(52,501)	(51,471)	(51,584)
Additions to technology, property and equipment	(67,377)	(54,393)	(48,110)
Acquisitions, net of cash acquired	(92,174)	(7,166)	(6,430)
Cash Used for Investing Activities	(212,052)	(113,030)	(106,124)
Financing Activities
Repayment of long-term debt	(888,411)	(504,800)	(951,010)
Borrowings of long-term debt	909,211	310,000	777,610
Purchase of treasury stock	(87,072)	(27,958)	-
Change in book overdrafts	(4,414)	(1,185)	9,707
Cash dividends	(48,257)	(38,764)	(32,986)
Debt financing costs	(3,119)	-	-
Proceeds from exercise of stock options and other	15,303	27,847	32,625
Excess tax benefits from stock-based compensation	2,044	4,816	7,636
Cash Used for Financing Activities	(104,715)	(230,044)	(156,418)
Effects of Exchange Rate Changes on Cash	(4,904)	15,795	(1,779)
Cash and Cash Equivalents
Increase for year	57,977	48,340	50,685
Balance at beginning of year	201,853	153,513	102,828
Balance at end of year	259,830	201,853	153,513
Cash Paid During the Year for
Interest	$7,745	$19,686	$33,186
Income taxes, net	$42,841	$37,822	$33,358
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comp- rehensive Income (Loss)	Total Share- holder’s Equity

John Wiley & Sons, Inc., and Subsidiaries
Dollars in thousands

Balance at April 30, 2009	$69,644	$13,547	$164,592	$892,542	$(368,411)	$(258,398)	$513,516

Shares Issued Under Employee Benefit Plans			(4,008)		5,166		1,158
Exercise of Stock Options, including taxes			22,892		16,189		39,081
Stock-based compensation expense			24,842				24,842
Class A Common Stock Dividends				(27,607)			(27,607)
Class B Common Stock Dividends				(5,379)			(5,379)
Other	62	(62)	2,530				2,530
Comprehensive Income (Loss):
Net income				143,543			143,543
Foreign currency translation gain						60,292	60,292
Change in unamortized retirement costs, net of a $18,657 tax benefit						(38,975)	(38,975)
Change in unrealized loss on interest rate swap, net of a $5,685 tax provision						9,435	9,435
Total Comprehensive Income							174,295

Balance at April 30, 2010	$69,706	$13,485	$210,848	$1,003,099	$(347,056)	$(227,646)	$722,436

Shares Issued Under Employee Benefit Plans			(3,321)		4,524		1,203
Purchase of Treasury Shares					(27,958)		(27,958)
Exercise of Stock Options, including taxes			21,800		9,660		31,460
Stock-based compensation expense			17,719				17,719
Class A Common Stock Dividends				(32,648)			(32,648)
Class B Common Stock Dividends				(6,116)			(6,116)
Other	43	(44)					(1)
Comprehensive Income:
Net income				171,889			171,889
Foreign currency translation gain						76,923	76,923
Change in unamortized retirement costs, net of a $7,490 tax provision						19,317	19,317
Change in unrealized loss on interest rate swap, net of a $2,208 tax provision						3,665	3,665
Total Comprehensive Income							271,794

Balance at April 30, 2011	$69,749	$13,441	$247,046	$1,136,224	$(360,830)	$(127,741)	$977,889

Shares Issued Under Employee Benefit Plans			(1,622)		3,042		1,420
Purchase of Treasury Shares					(87,072)		(87,072)
Exercise of Stock Options, including taxes			9,123		7,126		16,249
Stock-based compensation expense			17,262				17,262
Class A Common Stock Dividends				(40,627)			(40,627)
Class B Common Stock Dividends				(7,630)			(7,630)
Other	4	(4)					-
Comprehensive Income (Loss):
Net income				212,746			212,746
Foreign currency translation loss						(30,173)	(30,173)
Change in unamortized retirement costs, net of a $18,643 tax benefit						(41,745)	(41,745)
Change in unrealized loss on interest rate swap, net of a $453 tax benefit						(751)	(751)
Total Comprehensive Income							140,077

Balance at April 30, 2012	$69,753	$13,437	$271,809	$1,300,713	$(437,734)	$(200,410)	$1,017,568

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

The Company provides content and content-enabled digital services to customers worldwide. Core businesses produce scientific, technical, medical and scholarly journals, reference works, books, database services, and advertising; professional books, subscription products, certification and training services and online applications; and educational content and services. Education content and services includes integrated online teaching and learning resources for undergraduate and graduate students, educators, and lifelong learners worldwide as well as secondary school students in Australia. The Company takes full advantage of its content from all three core businesses in developing and cross-marketing products to its diverse customer base of researchers, professionals, students, and educators. The use of technology enables the Company to make its content efficiently more accessible to its customers around the world. The Company maintains publishing, marketing, and distribution centers in the United States, Canada, Europe, Asia, and Australia.

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

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Book Overdrafts: Under the Company’s cash management system, a book overdraft balance exists for the Company’s primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in individual bank accounts. The Company’s funds are transferred from other existing bank account balances or from lines of credit as needed to fund checks presented for payment.  As of April 30, 2012 and April 30, 2011, book overdrafts of $35.6 million and $40.0 million, respectively, were included in Accounts and Royalties Payable in the Consolidated Statements of Financial Position.

Revenue Recognition: The Company recognizes revenue when the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured.  If all of the above criteria have been met, revenue is recognized upon shipment of products or when services have been rendered.  Subscription revenue is generally collected in advance. The prepayment is deferred and recognized as earned when the related issue is shipped or made available online over the term of the subscription.  Collectability is evaluated based on the amount involved, the credit history of the customer, and the status of the customer’s account with the Company.

When a product is sold with multiple deliverables, the Company accounts for each deliverable within the arrangement as a separate unit of accounting due to the fact that each deliverable is also sold on a stand-alone basis. The total consideration of a multiple-element arrangement is allocated to each unit of accounting based on the price charged by the Company when it is sold separately. The Company’s multiple deliverable arrangements principally include WileyPLUS, the online teaching and learning environment for the Company’s Global Education business which also includes a complete print or digital textbook for the course, as well as negotiated licenses for bundles of electronic content available on Wiley Online Library, the online publishing platform for the Company’s STMS business.

When the Company’s electronic content is sold through a third party, the Company is generally not the primary obligor within the arrangement since it typically is not responsible for fulfilling the customer’s order or handling any customer requests or claims. Accordingly, the Company will recognize revenue for the sale of its electronic content through third parties based on the amount billed to the end customer, net of any commission owed to the third party seller of the content.  Revenue is also reported net of any amounts billed to customers for taxes which are remitted to government authorities.

Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of three months or less and are stated at cost plus accrued interest, which approximates market value.

Allowance for Doubtful Accounts: The estimated allowance for doubtful accounts is based on a review of the aging of the accounts receivable balances, historical write-off experience, credit evaluations of customers and current market conditions. A change in the evaluation of a customer’s credit could affect the estimated allowance. The allowance for doubtful accounts is shown as a reduction of Accounts Receivable in the Consolidated Statements of Financial Position and amounted to $6.9 million and $19.6 million as of April 30, 2012 and 2011, respectively. The decrease was primarily due to the write-off of the Borders accounts receivable which was provided for in fiscal year 2011 as disclosed in Note 9.

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

Net sales return reserves amounted to $35.8 million and $48.9 million as of April 30, 2012 and 2011, respectively. The reserves are reflected in the following accounts of the Consolidated Statements of Financial Position – increase (decrease):

	2012	2011
Accounts Receivable	$(48,612)	$(65,664)
Inventory	7,246	9,485
Accounts and Royalties Payable	(5,593)	(7,270)
Decrease in Net Assets	$(35,773)	$(48,909)

The decrease in the sales return reserve was principally driven by the Company’s ongoing migration to eBooks, the elimination of the high return Borders account and inventory management by the Company’s customers.

Inventories: Inventories are carried at the lower of cost or market. U.S. book inventories aggregating $60.7 million and $60.1 million at April 30, 2012 and 2011, respectively, are valued using the last-in, first-out (LIFO) method.  All other inventories are valued using the first-in, first-out (FIFO) method.

Reserve for Inventory Obsolescence: A reserve for inventory obsolescence is estimated based on a review of damaged, obsolete, or otherwise unsalable inventory. The review encompasses historical unit sales trends by title; current market conditions, including estimates of customer demand compared to the number of units currently on hand; and publication revision cycles. The inventory obsolescence reserve is reported as a reduction of the Inventory balance in the Consolidated Statements of Financial Position and amounted to $33.9 million and $36.9 million as of April 30, 2012 and 2011, respectively.

Product Development Assets:  Product development assets consist of composition costs and royalty advances. Costs associated with developing a publication are expensed until the product is determined to be commercially viable. Composition costs represent the costs incurred to bring an edited commercial manuscript to publication, which include typesetting, proofreading, design, illustration costs, and digital formatting. Composition costs are capitalized and are generally amortized on a double-declining basis over their estimated useful lives, ranging from 1 to 3 years. Royalty advances are capitalized and, upon publication, are recovered as royalties earned based on sales of the published works.  Royalty advances are reviewed for recoverability and a reserve for loss is maintained, if appropriate.

Shipping and Handling Costs:  Costs incurred for shipping and handling are reflected in the Operating and Administrative Expenses line item in the Consolidated Statements of Income. The Company incurred $50.4 million, $52.5 million and $55.6 million in shipping and handling costs in fiscal years 2012, 2011 and 2010, respectively.

Advertising Expense: Advertising costs are expensed as incurred. The Company incurred $24.3 million, $27.1 million and $26.0 million in advertising costs in fiscal years 2012, 2011 and 2010, respectively.

Technology, Property and Equipment: Technology, property and equipment is recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred.

Technology, property and equipment is depreciated using the straight-line method based upon the following estimated useful lives: Buildings and Leasehold Improvements – the lessor of the estimated useful life of the asset up to 40 years or the duration of the lease; Furniture and Fixtures - 3 to 10 years; Computer Hardware and Software - 3 to 10 years.

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

Allocation of Acquisition Purchase Price to Assets Acquired and Liabilities Assumed: In connection with acquisitions, the Company allocates the cost of the acquisition to the assets acquired and the liabilities assumed based on the estimates of fair value for such items, including goodwill, other intangible assets and technology acquired. Such estimates include discounted estimated cash flows to be generated by those assets and the expected useful lives based on historical experience, current market trends, and synergies to be achieved from the acquisition and the expected tax basis of assets acquired. The Company may use an independent appraiser to assist in the determination of such estimates.

Goodwill and Intangible Assets: Goodwill is the excess of the purchase price paid over the fair value of the net assets of the business acquired. Intangible assets principally consist of brands, trademarks, content and publication rights, customer relationships and non-compete agreements.  Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment, or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company evaluates the recoverability of indefinite-lived intangible assets by comparing the fair value of the intangible asset to its carrying value.

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

Finite-lived intangible assets are amortized over their estimated useful lives. The most significant factors in determining the estimated life of these intangibles is the history and longevity of the brands, trademarks and content and publication rights acquired, combined with the strength of cash flows. Content and publishing rights that have an indefinite life are typically characterized by intellectual property with a long and well-established revenue stream resulting from strong and well-established imprint/brand recognition in the market. Content and publication rights, trademarks, customer relationships and brands with finite lives are amortized on a straight-line basis over periods ranging from 5 to 40 years. Non-compete agreements are amortized over the terms of the individual agreement, generally up to 5 years.

Intangible assets with finite lives are amortized on a straight line basis over the following weighted average estimated useful lives: acquired publishing rights – 36 years; customer relationships – 20 years; brands and trademarks – 11 years; non-compete agreements – 3 years.

Impairment of Long-Lived Assets: Assets with finite lives are only evaluated for impairment upon a significant change in the operating or macroeconomic environment.  In these circumstances, if an evaluation of the projected undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value based on the discounted future cash flows.

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

Foreign Currency Gains/Losses: The Company maintains operations in many non-U.S. locations.  Assets and liabilities are translated into U.S. dollars using end of period exchange rates and revenues and expense are translated into U.S. dollars using weighted average rates. Foreign currency translation adjustments are accumulated and reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity. The Company’s significant investments in non-U.S. businesses are exposed to foreign currency risk. During fiscal year 2012, the Company recorded $30.2 million of foreign currency translation losses primarily due to the strengthening of the U.S. dollar relative to the British pound sterling and euro. Foreign currency transaction gains or losses are recognized in the Consolidated Statements of Income as incurred.

Share-Based Compensation: The Company recognizes share-based compensation expense based on the fair value of the share-based awards on the grant date, reduced by an estimate for future forfeited awards.  As such, share-based compensation expense is only recognized for those awards that are expected to ultimately vest. The fair value of share-based awards is recognized in net income on a straight-line basis over the requisite service period. Share-based compensation expense associated with performance-based stock awards is based on actual financial results for targets established three years in advance. The cumulative effect on current and prior periods of a change in the estimated number of performance share awards, or estimated forfeiture rate, is recognized as an adjustment to earnings in the period of the revision.

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

Note 3 – Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of earnings per share for the years ended April 30 follows (in thousands):

	2012	2011	2010
Weighted Average Shares Outstanding	60,387	60,515	58,897
Less: Unearned Restricted Shares	(203)	(355)	(399)
Shares Used for Basic Earnings Per Share	60,184	60,160	58,498
Dilutive Effect of Stock Options and Other Stock Awards	1,088	1,199	1,181
Shares Used for Diluted Earnings Per Share	61,272	61,359	59,679

For the years ended April 30, 2012, 2011, and 2010, options to purchase Class A Common Stock of 1,655,362, 411,372 and 1,714,089 respectively, have been excluded from the shares used for diluted earnings per share as their inclusion would have been antidilutive. In addition, for the years ended April 30, 2012, 2011 and 2010, unearned restricted shares of 10,000; 1,500 and 14,128 have been excluded as their inclusion would have been antidilutive.

Note 4 – Inscape Acquisition

On February 16, 2012, the Company acquired all of the stock of Inscape Holdings, Inc. (“Inscape”) for approximately $85 million in cash, net of cash acquired. Inscape is a leading provider of workplace learning solutions, including DiSC®-based assessments and training products, that develop critical interpersonal business skills. The acquisition will enable Wiley’s Professional/Trade business to capitalize on both companies’ content, assets, and relationships, enhance its global reach, and move more rapidly into digital delivery within the growing workplace learning and assessment market. Inscape was generating approximately $20 million annually in revenue prior to the acquisition. The purchase price of $85 million was allocated $56.8 million to Goodwill, $43.9 million to identifiable long-lived assets comprised primarily of customer relationships, content, technology and trademarks, with the remainder allocated to deferred tax liabilities and working capital. The customer relationships, content, technology and trademarks are being amortized over a weighted average estimated useful life of approximately 15 years. Unaudited pro forma financial information has not been presented since the effects of acquisitions were not material on either an individual or aggregate basis. The purchase accounting was substantially completed as of April 30, 2012. The Company does not anticipate any significant adjustments to finalize the purchase accounting.

Note 5 – Inventories

Inventories at April 30 were as follows (in thousands):

	2012	2011
Finished Goods	$86,954	$87,080
Work-in-Process	6,487	7,850
Paper, Cloth, and Other	8,072	7,940
	101,513	102,870
Inventory Value of Estimated Sales Returns	7,246	9,485
LIFO Reserve	(7,522)	(5,932)
Total Inventories	$101,237	$106,423

See Note 2, Summary of Significant Accounting Policies - Sales Return Reserves for a discussion of Inventory Value From Estimated Returns.

Note 6 – Product Development Assets

Product development assets consisted of the following at April 30 (in thousands):

	2012	2011
Composition Costs	$54,844	$54,162
Royalty Advances	53,570	55,392
Total	$108,414	$109,554

Composition costs are net of accumulated amortization of $178.2 million and $160.8 million as of April 30, 2012 and 2011, respectively.

Note 7 – Technology, Property and Equipment

Technology, property and equipment consisted of the following at April 30 (in thousands):

	2012	2011
Capitalized Software and Computer Hardware	$379,034	$331,387
Buildings and Leasehold Improvements	98,635	95,537
Furniture, Fixtures and Warehouse Equipment	82,678	76,167
Land and Land Improvements	4,187	4,360
	564,534	507,451
Accumulated Depreciation/Amortization	(376,555)	(341,910)
Total	$187,979	$165,541

The net book value of capitalized software costs was $88.9 million and $69.9 million as of April 30, 2012 and 2011, respectively. Depreciation/Amortization expense recognized in 2012, 2011, and 2010 for capitalized software costs was approximately $26.0 million, $22.6 million and $18.4 million, respectively.

Note 8 - Goodwill and Intangible Assets

The following table summarizes the activity in goodwill by segment as of April 30 (in thousands):

	2011	Acquisitions	Foreign Translation Adjustment	2012
STMS	$483,433	$ -	$(8,856)	$474,577
P/T	159,465	56,847	(270)	216,042
Total	$642,898	$56,847	$(9,126)	$690,619

The goodwill acquired relates to the Company’s acquisition of Inscape as discussed in Note 4.

Intangible assets as of April 30 were as follows (in thousands):

	2012		2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible Assets with Determinable Lives
Content and Publishing Rights	$794,986	$(227,934)	$779,135	$(195,586)
Brands & Trademarks	22,374	(8,401)	18,814	(6,944)
Covenants not to Compete	790	(484)	350	(297)
Customer Relationships	83,477	(17,240)	64,129	(13,972)
	901,627	(254,059)	862,428	(216,799)
Intangible Assets with Indefinite Lives
Content and Publishing Rights	102,031	-	111,908	-
Brands & Trademarks	165,896	-	175,193	-
	$1,169,554	$(254,059)	$1,149,529	$(216,799)

The change in intangible assets at April 30, 2012 compared to April 30, 2011 is primarily due to the Inscape acquisition described in Note 4, foreign exchange translation and amortization expense.

Based on the current amount of intangible assets subject to amortization and assuming current exchange rates, the estimated amortization expense for each of the succeeding five fiscal years are as follows: 2013 - $40.7 million; 2014 - $38.0 million; 2015 - $32.0 million; 2016 - $30.6 million and 2017 – $29.4 million.

Note 9 - Additional Provision for Doubtful Trade Account

In fiscal year 2011, the Company recorded a pre-tax bad debt provision of $9.3 million, or $6.0 million after-tax ($0.10 per diluted share), related to the Company’s customer, Borders Group, Inc. (“Borders”). The net charge was reflected in the Additional Provision for Doubtful Trade Account line item in the Consolidated Statements of Income and represented the difference between the Company’s outstanding receivable with Borders, net of existing reserves and recoveries. There were no additional charges or bad debt expense with respect to this customer. On February 16, 2011, Borders filed a petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy code.

Note 10 - Impairment and Restructuring Charges

In fiscal year 2010, the Company recognized intangible asset impairment and restructuring charges of $15.1 million, or $10.6 million after-tax ($0.17 per diluted share), which is reflected in the Impairment and Restructuring Charges line item in the Consolidated Statements of Income and described in more detail below.

Impairment Charges
GIT Verlag, a business-to-business German-language controlled circulation magazine business, was acquired by the Company in 2002. As part of a strategic review of certain non-core businesses within the STMS reporting segment, the Company considered alternatives for GIT Verlag during fiscal year 2010 due to the economic outlook for the print advertising business in German language publishing. As a result of the review, the Company performed an impairment test on the intangible assets related to GIT Verlag which resulted in an $11.5 million pre-tax impairment charge in fiscal year 2010. This impairment charge reduced the carrying value of the content and publication rights of GIT Verlag, which was classified as an indefinite-lived intangible asset, to its fair value of $7.7 million. Concurrent with the strategic review and impairment, the Company classified the remaining content and publication rights as a finite-lived intangible asset which is being amortized over a 10 year period. The Company also identified a similar decline in the economic outlook for three smaller business-to-business controlled circulation advertising magazines. An impairment test on the intangible assets associated with those magazines resulted in an additional $0.9 million pre-tax impairment charge in fiscal year 2010 that reduced the intangible assets carrying values of these magazines to their fair value of $0.5 million. No further impairment provision was required.

Restructuring Charges
After considering a number of strategic alternatives for the GIT Verlag business, the Company implemented a restructuring plan in fiscal year 2010 to reduce certain staff levels and the number of magazines published. As a result, the Company recorded a pre-tax restructuring charge of approximately $1.6 million within the STMS reporting segment in fiscal year 2010 for GIT Verlag severance costs. The Company also recorded severance costs of approximately $1.1 million related to the off-shoring and outsourcing of certain central marketing and content management activities to Singapore and other countries in Asia. There were no additional restructuring charges related to these programs and all severance payments were substantially completed in fiscal year 2011.

Note 11 - Income Taxes

The provision for income taxes for the years ending April 30 were as follows (in thousands):

	2012	2011	2010
Current Provision
US – Federal	$11,253	$15,563	$19,976
International	43,017	35,913	25,460
State and Local	2,049	1,988	1,749
Total Current Provision	$56,319	$53,464	$47,185
Deferred Provision (Benefit)
US – Federal	$9,736	$6,164	$5,536
International	(7,820)	2,040	3,286
State and Local	1,114	(2,497)	659
Total Deferred Provision	$3,030	$5,707	$9,481
Total Provision	$59,349	$59,171	$56,666

International and United States pretax income for the years ending April 30 were as follows (in thousands):

	2012	2011	2010
International	$171,315	$162,767	$133,088
United States	100,780	68,293	67,121
Total	$272,095	$231,060	$200,209

The Company’s effective income tax rate as a percentage of pretax income differed from the U.S. federal statutory rate as shown below:

	2012	2011	2010
U.S. Federal Statutory Rate	35.0%	35.0%	35.0%
State Income Taxes, Net of U.S. Federal Tax Benefit	0.8	(0.1)	0.8
Benefit from Lower Taxes on Non-US Income	(6.8)	(7.6)	(8.9)
Deferred Tax Benefit From Statutory Tax Rate Change	(3.2)	(1.8)	-
Tax Adjustments	(4.0)	(0.9)	-
Other	-	1.0	1.4
Effective Income Tax Rate	21.8%	25.6%	28.3%

Deferred Tax Benefit from Statutory Tax Rate Change:  In fiscal years 2012 and 2011, the Company recognized non-cash deferred tax benefits of $8.8 million ($0.14 per diluted share) and $4.2 million ($0.07 per diluted share), respectfully, principally associated with new tax legislation enacted in the United Kingdom (“U.K.”) that reduced the U.K. statutory income tax rates by 2% and 1%, respectively. The benefits reflect the remeasurement of all applicable U.K deferred tax balances to the new income tax rates as of April 1, 2012 and 2011, respectively.

Tax Adjustments:  In fiscal years 2012 and 2011, the Company recorded tax benefits of $10.9 million and $2.0 million, respectively, related to the expiration of the statute of limitations and favorable resolutions of certain federal, state and foreign tax matters with tax authorities. Fiscal year 2012 includes the release of a $7.5 million income tax reserve that was originally recorded in conjunction with the purchase accounting for the Blackwell acquisition.

Accounting for Uncertainty in Income Taxes:
As of April 30, 2012 and April 30, 2011, the total amount of unrecognized tax benefits were $24.3 million and $38.1 million, respectively, of which $3.0 million and $6.2 million represented accruals for interest and penalties recorded as additional tax expense in accordance with the Company’s accounting policy. Within the income tax provision for fiscal years 2012 and 2011, the Company recorded net interest income/(expense) and penalties on the unrecognized and recognized tax benefits of $1.6 million and ($0.8) million, respectively. As of April 30, 2012 and April 30, 2011, the total amount of unrecognized tax benefits that, if recognized, would reduce the Company’s income tax provision were approximately $22.6 million and $35.0 million, respectively. The Company does not expect any significant changes to the unrecognized tax benefits within the next 12 months.

A reconciliation of the unrecognized tax benefits included within the Other Long-Term Liabilities line item in the Consolidated Statements of Financial Position are as follows (in thousands):

	2012	2011
Balance at May 1st	$38,100	$37,612
Additions for Current Year Tax Positions	375	459
Additions for Prior Year Tax Positions	1,105	1,224
Reductions for Prior Year Tax Positions	(1,521)	(2,381)
Foreign Translation Adjustment	(1,681)	1,653
Reductions for Lapse of Statute of Limitations	(12,126)	(467)
Balance at April 30th	$24,252	$38,100

Tax Audits:
The Company files income tax returns in the U.S. and various states and non-U.S. tax jurisdictions. The Company’s major taxing jurisdictions include the United States, the United Kingdom and Germany.  Other than the Company’s German subsidiaries, the Company is no longer subject to income tax examinations for years prior to fiscal year 2009 in the major jurisdictions in which the Company is subject to tax. The Company completed the U.S. audit for fiscal years 2006 through 2009 resulting in minimal adjustments principally related to temporary differences.

The Company completed the German tax audit for fiscal years 2003 through 2007 and audits have commenced for fiscal years 2008 and 2009. The German tax authorities notified the Company in May 2012 that they are challenging the Company’s tax position with respect to the step up of the tax deductible basis for the Company’s German-related assets that occurred in fiscal year 2003 and the corresponding amortization claimed as a tax benefit. The Company’s management and its advisors believe that it is “more likely than not” to successfully defend that the tax treatment was proper and in accordance with German tax regulations. See Note 19 “Subsequent Event” for further information.

Deferred Taxes:
Deferred taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes.  It is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The significant components of deferred tax assets and liabilities at April 30 were as follows (in thousands):

	2012	2011
Inventory	$7,185	$5,921
Intangible and Fixed Assets	276,035	267,570
Total Deferred Tax Liabilities	$283,220	$273,491

Net Operating Losses	$6,297	$6,970
Reserve for Sales Returns and Doubtful Accounts	5,577	7,054
Accrued Expenses	6,157	9,599
Accrued Employee Compensation	30,946	30,300
Retirement and Post-Employment Benefits	48,188	28,069
Total Deferred Tax Assets	$97,165	$81,992

Net Deferred Tax Liabilities	$186,055	$191,499

Pretax earnings of a non-U.S. subsidiary or affiliate are subject to U.S. taxation when repatriated. The Company intends to reinvest earnings outside the U.S. except in instances where repatriating such earnings would result in no additional tax. Accordingly, the Company has not recognized U.S. tax expense on non-U.S. earnings. At April 30, 2012, the accumulated undistributed earnings of non-U.S. subsidiaries approximated $432 million. It is not practical to determine the U.S. income tax liability that would be payable if such earnings were not indefinitely reinvested.

Note 12 - Debt and Available Credit Facilities

Outstanding debt and available credit facilities consisted of the following as of April 30 (in thousands):

	2012	2011
Revolving Credit Facility	$475,000	$11,200
Term Loan	-	443,000
Total Debt	475,000	454,200
Less: Current Portion	-	(123,700)
Total Long-Term Debt	$475,000	$330,500

On November 2, 2011, the Company amended and restated its existing credit facility with Bank of America - Merrill Lynch and The Royal Bank of Scotland plc as joint lead arrangers and Bank of America as administrative agent.  The new agreement consists of a $700 million five-year senior revolving credit facility, which can be drawn in multiple currencies. The proceeds of the new revolving credit facility were used to pay down the Company’s prior credit facility and meet seasonal operating cash requirements. The Company has the option of borrowing at the following floating interest rates:  (i) at a rate based on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 1.05% to 1.65%, depending on the Company’s consolidated leverage ratio, as defined, or (ii) for U.S. dollar-denominated loans only, at the lender’s base rate plus an applicable margin ranging from zero to 0.65%, depending on the Company’s consolidated leverage ratio.  The lender’s base rate is defined as the highest of (i) the U.S. federal funds effective rate plus a 0.50% margin, (ii) the Eurocurrency rate, as defined, plus a 1.00% margin, or (iii) the Bank of America prime lending rate.  In addition, the Company will pay a facility fee ranging from 0.20% to 0.35% depending on the Company’s consolidated leverage ratio.  The Company also has the option to request a credit limit increase of up to $250 million in minimum increments of $50 million, subject to the approval of the lenders. The amended credit agreement contains certain restrictive covenants related to the Company’s consolidated leverage ratio and interest coverage ratio, which the Company was in compliance with as of April 30, 2012. Due to the fact that there are no principal payments due until the end of the amended agreement in fiscal year 2017, the Company has classified its entire debt obligation as long-term as of April 30, 2012.

The Company and its subsidiaries have other short-term lines of credit aggregating $9.7 million at various interest rates. No borrowings under the credit lines were outstanding as of April 30, 2012 or 2011. The Company’s total available lines of credit as of April 30, 2012 were approximately $710 million, of which approximately $235 million was unused. The weighted average interest rates on long-term debt outstanding during fiscal years 2012 and 2011 were 1.60% and 2.46%, respectively. As of April 30, 2012 and 2011, the weighted average interest rates for the long-term debt were 2.01% and 1.21%, respectively.  Based on estimates of interest rates currently available to the Company for loans with similar terms and maturities, the fair value of the Company’s long-term debt approximates its carrying value.

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

Interest Rate Contracts:
The Company had approximately $475.0 million of variable rate loans outstanding at April 30, 2012, which approximated fair value. As of April 30, 2012, the Company maintained two interest rate swap agreements that were designated as fully effective cash flow hedges as defined under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging.” The Company also maintained two additional interest rate swap agreements that expired during fiscal year 2011 which were also designated as fully effective cash flow hedges. As a result, there was no impact on the Company’s Consolidated Statements of Income for changes in the fair value of the interest rate swaps. Under ASC 815, fully effective derivative instruments that are designated as cash flow hedges have changes in their fair value recorded initially within Accumulated Other Comprehensive Loss in the Consolidated Statements of Financial Position. As interest expense is recognized based on the variable rate loan agreements, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated Other Comprehensive Loss to Interest Expense in the Consolidated Statements of Income. It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.

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

On August 19, 2010, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding.  Under the terms of the agreement, the Company pays a fixed rate of 0.8% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a twenty-nine month period ending January 19, 2013.  As of both April 30, 2012 and 2011, the notional amount of the interest rate swap was $125.0 million.

On March 30, 2012, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.645% and receives a variable rate of interest based on one month LIBOR (as defined) from the counterparty which is reset every month for a three-year period ending March 31, 2015. As of April 30, 2012, the notional amount of the interest rate swap was $250.0 million.

The Company records the fair value of its interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of April 30, 2012 and 2011 was a net deferred loss of $1.7 million and $0.5 million, respectively. Based on the maturity dates of the contracts, approximately $0.5 million and $1.2 million of the deferred loss as of April 30, 2012 was recorded in Other Accrued Liabilities and Other Long-Term Liabilities in the Consolidated Statements of Financial Position, respectively. As of April 30, 2011, the entire deferred loss was recorded in Other Long-Term Liabilities. Net losses that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for fiscal years 2012, 2011 and 2010 were $0.8 million, $9.1 million and $20.4 million, respectively.  Based on the amount in Accumulated Other Comprehensive Loss at April 30, 2012, approximately $1.4 million, net of tax, of unrecognized loss would be reclassified into net income in the next twelve months.

Foreign Currency Contracts:
The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Losses on the Consolidated Statements of Income, and carried at their fair value on the Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Losses. During Fiscal years 2010 through 2012 the Company did not designate any forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities. The fair values of the contracts were measured on a recurring basis using Level 2 inputs and for fiscal years 2012, 2011 and 2010 the gain/(loss) recognized was $2.4 million, $0.6 million, and ($2.0 million), respectively. As of both April 30, 2012 and 2011, the Company had settled its forward exchange contracts.

Note 14 - Commitments and Contingencies

The following schedule shows the composition of rent expense for operating leases (in thousands):

	2012	2011	2010
Minimum Rental	$43,620	$39,676	$37,261
Less: Sublease Rentals	(501)	(665)	(1,709)
Total	$43,119	$39,011	$35,552

Future minimum payments under operating leases were $242.0 million at April 30, 2012. Annual minimum payments under these leases for fiscal years 2013 through 2017 are approximately $38.8 million, $36.4 million, $35.4 million, $34.7 million, and $32.4 million, respectively. Rent expense associated with operating leases that include scheduled rent increases and tenant incentives, such as rent holidays or leasehold improvement allowances, are recorded on a straight-line basis over the term of the lease.

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

The amounts in Accumulated Other Comprehensive Loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows (in thousands):

	United States	Non-U.S.	Total
Actuarial Loss	$5,128	$3,995	$9,123
Prior Service Cost	854	126	980
Total	$5,982	$4,121	$10,103

The Company has agreements with certain officers and senior management that provide for the payment of supplemental retirement benefits after the termination of employment for 10 years or in a lifetime annuity. Under certain circumstances, including a change of control as defined, the payment of such amounts could be accelerated on a present value basis.

The components of net pension expense for the defined benefit plans and the weighted-average assumptions were as follows (in thousands):

	2012		2011		2010
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service Cost	$9,951	$6,062	$9,591	$6,681	$6,451	$4,644
Interest Cost	12,042	15,862	10,758	16,118	10,033	14,022
Expected Return on Plan Assets	(11,679)	(17,412)	(10,118)	(15,542)	(7,424)	(12,044)
Net Amortization of Prior Service Cost and Transition Asset	902	133	770	117	638	223
Recognized Net Actuarial Loss	4,444	670	4,343	2,915	2,377	1,399
Net Pension Expense	$15,660	$5,315	$15,344	$10,289	$12,075	$8,244

Discount Rate	5.7%	5.6%	5.9%	5.7%	7.5%	6.9%
Rate of Compensation Increase	4.0%	4.4%	4.0%	4.6%	4.0%	4.2%
Expected Return on Plan Assets	8.0%	6.8%	8.5%	6.8%	8.7%	6.8%

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the retirement plans with accumulated benefit obligations in excess of plan assets were and $563.4 million, $532.2 million and $419.4 million, respectively, as of April 30, 2012 and $234.4 million, $220.2 million, and $144.9 million, respectively, as of April 30, 2011.

The following table sets forth the changes in and the status of the plans’ assets and benefit obligations:

Dollars in thousands	2012		2011
CHANGE IN PLAN ASSETS	U.S.	Non-U.S.	U.S.	Non-U.S.
Fair Value of Plan Assets, Beginning of Year	$144,887	$268,268	$119,301	$223,396
Actual Return on Plan Assets	9,676	8,033	19,409	19,369
Employer Contributions	15,656	9,283	12,606	12,176
Employees’ Contributions	-	1,937	-	1,960
Benefits Paid	(9,823)	(11,556)	(6,429)	(6,619)
Foreign Currency Rate Changes	-	(5,636)	-	17,986
Fair Value, End of Year	$160,396	$270,329	$144,887	$268,268
CHANGE IN PROJECTED BENEFIT OBLIGATION
Benefit Obligation, Beginning of Year	$(208,969)	$(300,178)	$(182,064)	$(282,119)
Service Cost	(9,951)	(6,062)	(9,591)	(6,681)
Interest Cost	(12,042)	(15,862)	(10,758)	(16,118)
Employee Contributions	-	(1,937)	-	(1,960)
Actuarial Gain (Loss)	(30,980)	(21,846)	(11,615)	21,329
Benefits Paid	9,823	11,556	6,429	6,619
Foreign Currency Rate Changes	-	7,900	-	(21,151)
Amendments and Other	(1,280)	(301)	(1,370)	(97)
Benefit Obligation, End of Year	$(253,399)	$(326,730)	$(208,969)	$(300,178)
Funded Status	$(93,003)	$(56,401)	$(64,082)	$(31,910)
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION:
Deferred Pension Asset	$ -	$ -	$ -	$ 49
Current Pension Liability	(2,524)	(1,065)	(3,241)	(1,206)
Noncurrent Pension Liability	(90,479)	(55,336)	(60,841)	(30,753)
Net Amount Recognized in Statement of Financial Position	$(93,003)	$(56,401)	$(64,082)	$(31,910)
AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME CONSIST OF (before tax)
Net Actuarial Loss	$(82,301)	$(65,859)	$(53,758)	$(35,840)
Prior Service Cost	(3,062)	(1,185)	(2,684)	(1,120)
Total Accumulated Other Comprehensive Loss	$(85,363)	$(67,044)	$(56,442)	$(36,960)
Change in Accumulated Other Comprehensive Loss	$(28,921)	$(30,084)	$1,380	$25,042
WEIGHTED AVERAGE ASSUMPTIONS USED IN DETERMINING ASSETS AND LIABILITIES
Discount Rate	4.7%	5.0%	5.7%	5.6%
Rate of Compensation Increase	3.1%	3.4%	4.0%	4.4%
Accumulated Benefit Obligations	$(242,780)	$(299,947)	$(196,316)	$(276,045)

Basis for determining discount rate:

The discount rates for the United States and Canadian pension plans were based on the derivation of a single-equivalent discount rate using a standard spot rate curve and the timing of expected benefit payments as of April 30, 2012. The spot rate curve used is based upon a portfolio of Moody’s-rated Aa3 (or higher) corporate bonds.  The discount rates for the other international plans were based on similar published indices with durations comparable to that of each plan’s liabilities.

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

The Company did not maintain any level 3 assets during fiscal years 2012 and 2011. The following tables set forth, by level within the fair value hierarchy, pension plan assets at their fair value as of April 30 (in thousands):

	2012			2011
	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. Plan Assets
Equity Securities:
U.S. Commingled Funds	$ -	$68,750	$68,750	$ -	$56,937	$56,937
Non-U.S. Commingled Funds	-	29,208	29,208	-	30,632	30,632
Fixed Income Commingled Funds	-	51,630	51,630	-	47,825	47,825
Real Estate	-	10,808	10,808	-	9,493	9,493
Total U.S. Plan Assets	$ -	$160,396	$160,396	$ -	$144,887	$144,887

Non-U.S. Plan Assets
Equity Securities:
U.S. Equities	$14,720	$14,556	$29,276	$12,500	$14,635	$27,135
Non-U.S. Equities	13,856	71,851	85,707	17,798	74,850	92,648
Balanced Managed Funds	9,761	1,542	11,303	9,471	1,532	11,003
Fixed Income Securities:
Government/Sovereign Securities	15,738	32,937	48,675	14,416	28,090	42,506
Fixed Income Funds	17,483	51,922	69,405	18,046	51,372	69,418
Other:
Real Estate/Other	3,027	12,586	15,613	3,866	11,329	15,195
Cash and Cash Equivalents	10,350	-	10,350	10,363	-	10,363
Total Non-U.S. Plan Assets	$84,935	$185,394	$270,329	$86,460	$181,808	$268,268
Total Plan Assets	$84,935	$345,790	$430,725	$86,460	$326,695	$413,155

Expected employer contributions to the defined benefit pension plans in fiscal year 2013 will be approximately $20.8 million, including $8.7 million of minimum amounts required for the Company’s non-U.S. plans. From time to time, the Company may elect to make voluntary contributions to its defined benefit plans to improve their funded status.

Benefit payments from all plans are expected to approximate $14.7 million in fiscal year 2013, $17.6 million in fiscal year 2014, $18.4 million in fiscal year 2015, $20.4 million in fiscal year 2016, $21.6 million in fiscal year 2017 and $132.1 million for fiscal years 2018 through 2022.

The Company provides contributory life insurance and health care benefits, subject to certain dollar limitations for substantially all of its eligible retired U.S. employees. The cost of such benefits is expensed over the years the employee renders service and is not funded in advance. The accumulated post-retirement benefit obligation recognized in the Consolidated Statements of Financial Position as of April 30, 2012 and 2011 was $5.7 million and $4.4 million, respectively. Annual expenses for these plans for fiscal years 2012, 2011 and 2010 were $0.7 million, $0.6 million and $0.5 million, respectively.

The Company has defined contribution savings plans. The Company contribution is based on employee contributions and the level of Company match. The expense for these plans amounted to approximately $9.1 million, $8.5 million and $8.4 million in fiscal years 2012, 2011, and 2010, respectively.

Note 16 – Stock-Based Compensation

All equity compensation plans have been approved by security holders. At the meeting of shareholders held in September 2009, shareholders approved the 2009 Key Employee Stock Plan (“the Plan”). Under the Plan, qualified employees are eligible to receive awards that may include stock options, performance-based stock awards and other restricted stock awards.  Under the Plan, a maximum number of 8,000,000 shares of Company Class A stock may be issued. As of April 30, 2012, there were approximately 6,599,328 securities remaining available for future issuance under the Plan. The Company issues treasury shares to fund awards issued under the Plan.

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

The following table provides the estimated weighted average fair value for options granted each period using the Black-Scholes option-pricing model and the significant weighted average assumptions used in their determination. The expected life represents an estimate of the period of time stock options will be outstanding based on the historical exercise behavior of option recipients. The risk-free interest rate is based on the corresponding U.S. Treasury yield curve in effect at the time of the grant. The expected volatility is based on the historical volatility of the Company’s Common Stock price over the estimated life of the option while, the dividend yield is based on the expected dividend payments to be made by the Company.

	For the Twelve Months Ending April 30,
	2012	2011	2010
Fair Value of Options on Grant Date	$14.11	$11.97	$11.32

Weighted Average assumptions:
Expected Life of Options (years)	7.3	7.7	7.8
Risk-Free Interest Rate	2.3%	2.7%	3.3%
Expected Volatility	29.0%	28.9%	29.9%
Expected Dividend Yield	1.6%	1.6%	1.6%
Fair Value of Common Stock on Grant Date	$49.55	$40.02	$35.04

A summary of the activity and status of the Company’s stock option plans follows:
	2012				2011		2010
Stock Options	Options (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Average Intrinsic Value (in millions)	Options (in 000’s)	Weighted Average Exercise Price	Options (in 000’s)	Weighted Average Exercise Price
Outstanding at Beginning of Year	4,258	$38.52			4,987	$36.51	5,722	$34.05
Granted	411	$49.55			413	$40.02	695	$35.04
Exercised	(539)	$29.97			(1,133)	$30.23	(1,407)	$25.74
Expired or Forfeited	-	-			(9)	$32.54	(23)	$40.37
Outstanding at End of Year	4,130	$40.74	4.5	$23.7	4,258	$38.52	4,987	$36.51
Exercisable at End of Year	2,301	$40.08	2.9	$14.5	2,218	$35.40	2,513	$31.47
Vested and Expected to Vest in the Future at April 30, 2012	3,992	$40.82	4.5	$22.6

The intrinsic value is the difference between the Company’s common stock price and the option grant price. The total intrinsic value of options exercised during fiscal years 2012, 2011 and 2010 was $8.2 million, $23.5 million and $22.9 million, respectively.  The total grant date fair value of stock options vested during fiscal year 2012 was $10.5 million.

As of April 30, 2012, there was $5.7 million of unrecognized share-based compensation expense related to stock options, which is expected to be recognized over a period up to 5 years, or 2.2 years on a weighted average basis.

The following table summarizes information about stock options outstanding and exercisable at April 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options (in 000’s)	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Number of Options (in 000’s)	Weighted Average Exercise Price
$21.44 to $25.32	125	1.0	25.21	125	$25.21
$31.89 to $38.55	1,939	3.6	35.36	1,246	$35.54
$40.02 to $49.55	2,066	5.5	46.72	930	$48.15
Total/Average	4,130	4.5	40.74	2,301	$40.08

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

The Company may also grant individual restricted awards of the Company’s Class A Common Stock to key employees in connection with their employment.  The restricted shares generally vest 50% at the end of the fourth and fifth years following the date of the grant.

Under certain circumstances relating to a change of control or termination, as defined, the restrictions would lapse and shares would vest earlier. Activity for performance-based and other restricted stock awards during fiscal years 2012, 2011 and 2010 was as follows (shares in thousands):

	2012		2011	2010
	Restricted Shares	Weighted Average Grant Date Value	Restricted Shares	Restricted Shares
Nonvested Shares at Beginning of Year	904	$40.15	926	682
Granted	272	$49.42	255	363
Change in shares due to performance	31	$35.04	78	191
Vested and Issued	(159)	$47.06	(349)	(292)
Forfeited	(6)	$48.88	(6)	(18)
Nonvested Shares at End of Year	1,042	$41.31	904	926

As of April 30, 2012, there was $19.3 million of unrecognized share-based compensation cost related to performance-based and other restricted stock awards, which is expected to be recognized over a period up to 5 years, or 3.0 years on a weighted average basis. Compensation expense for restricted stock awards is measured using the closing market price of the Company’s Class A Common Stock at the date of grant.  The total grant date value of shares vested during fiscal years 2012, 2011 and 2010 was $7.5 million, $13.5 million and $10.2 million, respectively.

Director Stock Awards:

Under the terms of the Company’s Director Stock Plan (the “Director Plan”), each non-employee director receives an annual award of Class A Common Stock equal in value to 100% of the annual director fee, based on the stock price on the date of grant. The granted shares may not be sold or transferred during the time the non-employee director remains a director. There were 12,474; 11,144 and 14,130 shares awarded under the Director Plan for fiscal years 2012, 2011 and 2010, respectively.

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

During fiscal year 2011, the Board of Directors of the Company approved a share repurchase program for an additional four million shares of Class A or Class B Common Stock. The approval of this repurchase program increased the number of shares that may be purchased from time to time in the open market and through privately negotiated transactions to eight million.  During fiscal year 2012, the Company repurchased 1,864,700 shares at an average price $46.69 per share. As of April 30, 2012, the Company has authorization from its Board of Directors to purchase up to 2,356,525 additional shares.

Note 18 - Segment Information

The Company provides content and content-enabled digital services to customers worldwide. The Company maintains publishing, marketing and distribution centers principally in Asia, Australia, Canada, Germany, the United Kingdom and the United States. Below is a description of the Company’s three operating segments.

Scientific, Technical, Medical and Scholarly provides content and content-enabled digital services for the scientific, technical, medical and scholarly communities worldwide including academic, corporate, government and public libraries; researchers; scientists; clinicians; engineers and technologists; scholarly and professional societies; and students and professors. Products include journals, books, major reference works, databases, clinical decision support tools and laboratory manuals and workflow tools. Publishing areas include the physical sciences, health sciences, social science and humanities and life sciences. Products are sold and distributed globally, online and in print through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to professional society members, bookstores, online booksellers and other customers. Publishing centers include Australia, Germany, India, Singapore, the United Kingdom and the United States.

Professional/Trade acquires, develops and publishes books, workflow solutions, certification and training services and other information services in the subject areas of business, technology, architecture, cooking, psychology, professional education, travel, health, consumer reference and general interest. Products are developed for worldwide distribution through multiple channels, including major chains and online booksellers, independent bookstores, libraries, colleges and universities, warehouse clubs, corporations, direct marketing and websites. Professional/Trade customers are professionals, consumers and students worldwide. Publishing centers include Asia, Australia, Canada, Germany, the United Kingdom and the United States.

Global Education publishes educational content for two and four-year colleges and universities, for-profit career colleges, advanced placement classes, as well as secondary schools in Australia. Global Education products focus on courses in the sciences, engineering, mathematics, business/accounting, geography, computer science, statistics, education, culinary, hospitality, psychology and world languages. Global Education delivers its content, tools and resources to students, faculty and institutions principally through college bookstores and online distributors, with customers having access to content in muti-media formats as well as the traditional textbook. The Company maintains centers in Asia, Australia, Canada, India, the United Kingdom and the United States.

Shared Services - The Company reports separate financial data for shared service functions, which are centrally managed for the benefit of the three global businesses, including Distribution, Technology Services, Finance and Other Administration support.

Segment information is as follows (in thousands):

	For the years ended April 30,
	2012	2011	2010
Revenue
Scientific, Technical, Medical and Scholarly	$1,040,727	$998,902	$986,683
Professional/Trade	433,658	437,088	429,988
Global Education	308,357	306,561	282,391
Total	$1,782,742	$1,742,551	$1,699,062

Direct Contribution to Profit
Scientific, Technical, Medical and Scholarly	$452,274	$424,797	$405,241
Professional/Trade	111,898	95,496	100,196
Global Education	104,244	101,044	86,212
Total	$668,416	$621,337	$591,649

Shared Services and Administration Costs
Distribution	$(109,079)	$(113,010)	$(110,858)
Technology Services	(144,418)	(125,766)	(102,634)
Finance	(45,106)	(45,243)	(47,294)
Other Administration	(89,394)	(89,170)	(88,271)
Total	$(387,997)	$(373,189)	$(349,057)

Operating Income	$280,419	$248,148	$242,592
Foreign Exchange Transaction Losses	(2,261)	(2,188)	(10,883)
Interest Expense & Other, net	(6,063)	(14,900)	(31,500)
Income Before Taxes	$272,095	$231,060	$200,209

Total Assets
Scientific, Technical, Medical and Scholarly	$1,444,114	$1,486,052	$1,415,979
Professional/Trade	548,751	465,752	469,273
Global Education	156,286	157,822	156,676
Corporate/Shared Services	383,795	320,515	266,682
Total	$2,532,946	$2,430,141	$2,308,610

Expenditures for Long Lived Assets
Scientific, Technical, Medical and Scholarly	$24,454	$24,636	$21,960
Professional/Trade	103,934	20,881	23,325
Global Education	20,729	21,545	18,449
Corporate/Shared Services	62,935	45,968	42,390
Total	$212,052	$113,030	$106,124

Depreciation and Amortization
Scientific, Technical, Medical and Scholarly	$56,335	$54,423	$52,215
Professional/Trade	34,734	34,954	32,191
Global Education	29,792	27,672	25,125
Corporate/Shared Services	17,230	15,457	13,348
Total	$138,091	$132,506	$122,879

Export sales from the United States to unaffiliated customers amounted to approximately $151.1 million, $149.8 million and $140.5 million in fiscal years 2012, 2011, and 2010, respectively. The pretax income for consolidated operations outside the United States was approximately $171.3 million, $162.8 million and $133.1 million in 2012, 2011, and 2010, respectively.

Revenue from external customers based on the location of the customer and long-lived assets by geographic area were as follows (in thousands):

	Revenue			Long-Lived Assets
	2012	2011	2010	2012	2011	2010
United States	$893,662	$888,833	$865,519	$664,112	$557,263	$734,512
United Kingdom	135,781	117,072	120,953	1,078,704	1,113,946	889,921
Germany	88,314	91,502	91,954	133,078	146,037	132,783
Asia	251,360	242,177	234,585	8,506	7,239	3,454
Australia	81,150	78,722	79,194	61,092	64,722	57,447
Canada	74,797	79,227	70,566	5,860	5,924	5,635
Other Countries	257,678	245,018	236,291	-	-	-
Total	$1,782,742	$1,742,551	$1,699,062	$1,951,352	$1,895,131	$1,823,752

Note 19 – Subsequent Events

Payments Related to Tax Audits in Germany
In fiscal year 2003, the Company merged several of its German subsidiaries into a new operating entity which enabled the Company to increase (“step-up”) the tax deductible net asset basis of the merged subsidiaries to fair market value. The expected tax benefits to be derived from the step-up are approximately 50 million euros claimed as amortization over 15 years beginning in fiscal year 2003. The Company’s management and its advisors believe that it is “more likely than not” to successfully defend that the tax treatment was proper and in accordance with German tax regulations. The circumstances are not unique to the Company.

As part of its routine tax audit process, the German tax authorities notified the Company in May 2012, they are challenging the Company’s tax position with respect to the amortization of certain stepped-up assets.

In June 2012, the Company made a 24 million euro deposit related to amortization claimed on certain “stepped-up” assets through fiscal year 2007.  Under German tax law, the Company must pay all contested taxes and the related interest to have the right to defend its position challenged by authorities.  The Company expects that it will be required to deposit additional amounts up to 33 million euros plus interest in future periods until the issue is resolved. The challenge is expected to ultimately be decided by a court and could take several years to reach resolution. If the Company is successful, as expected, all funds will be returned with 6% simple interest, based on current German legislation.

Planned Fiscal year 2013 Restructuring Initiatives
Due to the Company’s ongoing transition and transformation to digital products and services, we have identified certain activities that will either be discontinued, outsourced, or relocated to a lower cost region. As a result, the Company will record a restructuring charge of approximately $4.5 million in the first quarter of fiscal year 2013 for redundancy and related separation benefits. These charges are expected to be fully recovered within 18 months.

Supplementary Financial Information

Results By Quarter (Unaudited)

Dollars in millions, except per share data

	2012		2011

Revenue
First Quarter	$430.1		$407.9
Second Quarter	447.0		441.8
Third Quarter	451.1		447.9
Fourth Quarter	454.5		445.0
Fiscal Year	$1,782.7		$1,742.6

Gross Profit
First Quarter	$300.4		$282.7
Second Quarter	314.3		302.3
Third Quarter	309.0		309.9
Fourth Quarter	315.6		308.6
Fiscal Year	$1,239.3		$1,203.5

Operating Income
First Quarter	$60.2		$63.1
Second Quarter	72.0		77.7
Third Quarter (c)	78.5		69.7
Fourth Quarter	69.7		37.6
Fiscal Year	$280.4		$248.1

Net Income
First Quarter (a)	$50.8		$44.0
Second Quarter	50.8		53.7
Third Quarter (b,c)	62.9		45.6
Fourth Quarter	48.2		28.6
Fiscal Year	$212.7		$171.9

	2012		2011
Income Per Share	Diluted	Basic	Diluted	Basic
First Quarter (a)	$0.82	$0.84	$0.72	$0.74
Second Quarter	0.83	0.84	0.88	0.89
Third Quarter (b,c)	1.03	1.05	0.74	0.76
Fourth Quarter	0.80	0.81	0.46	0.47
Fiscal Year	$3.47	$3.53	$2.80	$2.86

(a)
In the first quarters of fiscal years 2012 and 2011, the Company recorded non-cash deferred tax benefits of $8.8 million, or $0.14 per diluted share, and $4.2 million, or $0.07 per diluted share, respectively, principally associated with new tax legislation enacted in the U.K. that reduced the U.K. statutory income tax rates by 2% and 1%, respectively. The benefits recognized by the Company reflect the remeasurement of all applicable U.K. deferred tax balances to the new income tax rates as of April 1, 2012 and 2011, respectively.

(b)
In the third quarter of fiscal year 2012, the Company recorded a $7.5 million tax benefit, or $0.12 per diluted share, related to the reversal of an income tax reserve recorded in conjunction with the Blackwell acquisition in fiscal year 2007.

(c)
In the third quarter of fiscal year 2011, the Company recorded a $9.3 million bad debt provision ($6.0 million after taxes), or $0.10 per diluted share, related to the Company’s customer, Borders Group, Inc. (“Borders”). On February 16, 2011, Borders filed a petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy code.

Schedule II
JOHN WILEY & SONS, INC., AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED APRIL 30, 2012, 2011, AND 2010

(Dollars in thousands)

		Additions/ (Deductions)
Description	Balance at Beginning of Period	Charged to Cost & Expenses	Deductions From Reserves(2)	Balance at End of Period
Year Ended April 30, 2012
Allowance for Sales Returns (1)	$48,909	$82,901	$96,037	$35,773
Allowance for Doubtful Accounts	$19,642	$2,111	$14,903	$6,850
Allowance for Inventory Obsolescence	$36,917	$23,074	$26,059	$33,932
Year Ended April 30, 2011
Allowance for Sales Returns (1)	$55,311	$96,841	$103,243	$48,909
Allowance for Doubtful Accounts	$6,859	$13,989	$1,206	$19,642
Allowance for Inventory Obsolescence	$39,674	$19,216	$21,973	$36,917
Year Ended April 30, 2010
Allowance for Sales Returns (1)	$55,207	$102,395	$102,291	$55,311
Allowance for Doubtful Accounts	$5,655	$3,177	$1,973	$6,859
Allowance for Inventory Obsolescence	$36,329	$28,699	$25,354	$39,674

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

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures:  As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as such term is defined in Rule 13a-15(e) of the Exchange Act.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting: Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of April 30, 2012.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during fiscal year 2012.

Item 9B.    Other Information

None

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The name, age and background of each of the directors nominated for election are contained under the caption “Election of Directors” in the Proxy Statement for our 2012 Annual Meeting of Shareholders (“2012 Proxy Statement”) and are incorporated herein by reference.

Information on the audit committee financial experts is contained in the 2012 Proxy Statement under the caption “Report of the Audit Committee” and is incorporated herein by reference.

Information on the Audit Committee Charter is contained in the 2012 Proxy Statement under the caption “Committees of the Board of Directors and Certain Other Information concerning the Board”

Information with respect to the Company’s Corporate Governance principles is publicly available on the Company’s Corporate Governance website at www.wiley.com/WileyCDA/Section/id-301708.html.

Executive Officers

Set forth below are the executive officers of the Company as of April 30, 2012.  Each of the officers listed will serve until the next organizational meetings of the Board of Directors of the Company and until each of the respective successors are duly elected and qualified.

PETER BOOTH WILEY - 69
September 2002 - Chairman of the Board, John Wiley and Sons, Inc. (Director since 1984)

STEPHEN M. SMITH – 57
May 2011 - President and Chief Executive Officer, John Wiley and Sons, Inc.
June 2009 - Executive Vice President and Chief Operating Officer – responsible for all publishing, editorial, sales and marketing and business development activities globally.
May 2007 - Senior Vice President, Wiley Europe, Asia and Australia – responsible for all company activities and operations in the world outside North America

ELLIS E. COUSENS – 60

2001 - Executive Vice President and Chief Financial and Operations Officer – responsible for  the Company’s worldwide financial organization, strategic planning and business development, internal audit, information technology, distribution and investor relations.

MARK J. ALLIN – 50
August 2010 - Senior Vice President, Professional and Trade Publishing – responsible for leading the Company’s global Professional/Trade business.
January 2010 - Vice President and Chief Operating Officer, Professional and Trade – responsible for P/T profitability and marketing operations.
July 2009 - Vice President, Asia/Pacific and International Development – responsible for managing Wiley’s business operations in Asia and Australia.
July 2006 - Managing Director, Wiley Asia – responsible for managing Wiley’s business operations in Asia

WILLIAM ARLINGTON – 63
1996 - Senior Vice President, Human Resources – responsible for managing the Company’s Global Human Resources organization.

JOSEPH S. HEIDER – 53
May 2011 - Senior Vice President, Global Education – responsible for leading the Company’s Global Education business.
January 2011 - Senior Vice President, US Higher Education – responsible for leading the Company’s US Higher Education business.

May 2010 - Vice President and Chief Operating Officer, Higher Education – responsible for  leading the Company’s US Higher Education Product Development and New Business Development and Production Groups.

October 2000 - Vice President, Product and E-Business Development – responsible for leading the Company’s Higher Education Product and New Business Development Group.

GARY M. RINCK – 60
2004 - Senior Vice President, General Counsel – responsible for all of the Company’s legal and corporate governance functions at Wiley.

STEVEN J. MIRON – 51
May 2010 - Senior Vice President, Scientific, Technical, Medical and Scholarly – responsible for leading the Company’s Scientific, Technical, Medical and Scholarly business.
November 2009 - Chief Operating Officer, Scientific, Technical, Medical and Scholarly business – responsible for the STMS's editorial strategy and operations as well as product marketing.
February 2007 - Vice President and Managing Director, Physical Science – responsible for leading STMS's Physical Sciences business.

VINCENT MARZANO – 49
September 2006 - Vice President, Treasurer – responsible for global treasury operations, insurable risk management, accounts receivable, and credit and collections.

EDWARD J. MELANDO – 56
2002 - Vice President, Corporate Controller and Chief Accounting Officer – responsible for Financial Reporting, Taxes and the Financial Shared Services.

MICHAEL PRESTON – 44
February 2009 - Corporate Secretary – responsible for Board administration and compliance with corporate regulatory requirements.

August 2005 - Senior Assistant Corporate Secretary of Sunoco, Inc. – responsible for the governance of the company’s subsidiaries, joint ventures and limited liability companies including Sunoco Logistics Partners, L.P. and Sun Coke entities.

Item 11.     Executive Compensation

Information on compensation of the directors and executive officers is contained in the 2012 Proxy Statement under the captions “Directors’ Compensation” and “Executive Compensation,” respectively, and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information on the beneficial ownership reporting for the directors and executive officers is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” within the “Beneficial Ownership of Directors and Management” section of the 2012 Proxy Statement and is incorporated herein by reference. Information on the beneficial ownership reporting for all other shareholders that own 5% of more of the Company’s Class A or Class B Common Stock is contained under the caption “Voting Securities, Record Date, Principal Holders” in the 2012 Proxy Statement and is incorporated herein by reference.

The following table summarizes the Company’s equity compensation plan information as of April 30, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by shareholders	5,171,750 (1)	$40.74	6,599,328

Equity compensation plans not approved by shareholders	-	-	-

Total	5,171,750	$40.74	6,599,328

(1)	This amount includes the following awards issued under the 2009 Key Employee Stock Plan:

•	4,130,210 shares issuable upon the exercise of outstanding stock options with a weighted average exercise price of $40.74.

•	1,041,540 non-vested performance-based and other restricted stock awards. Since these awards have no exercise price, they are not included in the weighted average exercise price calculation.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Information on related party transactions and the policies and procedures for reviewing and approving related party transactions are contained under the caption “Transactions with Related Persons” within the “Board and Committee Oversight of Risk” section of the 2012 Proxy Statement and are incorporated herein by reference.

Information on director independence is contained under the caption “Director Independence” within the “Board of Directors and Corporate Governance” section of the 2012 Proxy Statement.

Item 14.     Principal Accountant Fees and Services

Information required by this item is contained in the 2012 Proxy Statement under the caption “Report of the Audit Committee” and is incorporated herein by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)	Financial Statements and Schedules are included in the attached index on page 3 and are filed as part of this report
(b)	Reports on Form 8-K
Earnings release on the fiscal year 2012 results issued on Form 8-K dated June 19, 2012, which included certain condensed financial statements of the Company.
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
10.1
Amended and Restated Credit Agreement dated as of November 2, 2011, among the Company and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Other Lenders Party Hereto (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2011).

10.2
Agreement of Lease dated as of August 4, 2000, between, Block A South Waterfront Development L.L.C., as Landlord, and the Company, as Tenant (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2000).

10.3	2009 Director Stock Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2009).
10.4	2009 Executive Annual Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2011).
10.5	Amended 2009 Key Employee Stock Plan (Revised September 15, 2011 and incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2011).
10.6	Supplemental Executive Retirement Plan as Amended and Restated effective as of January 1, 2009 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2010).
10.7
Amendments A and B to the Supplemental Executive Retirement Plan as Amended and Restated Effective January 1, 2009 (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2010).

10.8
Supplemental Benefit Plan Amended and Restated as of January 1, 2009, including amendments through August 1, 2010 (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended January 31, 2011).

10.9	Deferred Compensation Plan as Amended and Restated effective as of January 1, 2008 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2010).
10.10	Deferred Compensation Plan for Directors’ 2005 & After Compensation (incorporated by reference to the Report on Form 8-K, filed December 21, 2005).
10.11	Form of the Fiscal Year 2013 Qualified Executive Long Term Incentive Plan.
10.12	Form of the Fiscal Year 2013 Qualified Executive Annual Incentive Plan.
10.13	Form of the Fiscal Year 2013 Executive Annual Strategic Milestones Incentive Plan.
10.14	Form of the Fiscal Year 2012 Qualified Executive Long Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2011).
10.15	Form of the Fiscal Year 2012 Qualified Executive Annual Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2011).
10.16	Form of the Fiscal Year 2012 Executive Annual Strategic Milestones Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2011).
10.17	Form of the Fiscal Year 2011 Qualified Executive Long Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2010).
10.18	Form of the Fiscal Year 2011 Qualified Executive Annual Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2010).
10.19	Form of the Fiscal Year 2011 Executive Annual Strategic Milestones Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2010).
10.20	Senior Executive Employment Agreement to Arbitrate dated as of April 29, 2003 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2003).
10.21
Schedule of individual officers party to Senior Executive Employment Agreement to Arbitrate dated as of April 29, 2003 (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2009).

10.22	Senior Executive Non-competition and Non-Disclosure Agreement dated as of April 29, 2003 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2003).
10.23
Schedule of individual officers party to Senior Executive Non-Competition and Non-Disclosure Agreement dated as of April 29, 2003 (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2009).

10.24
Senior executive Employment Agreement dated as of September 17, 2010 and effective as of May 1, 2011, between Stephen M. Smith and the Company (incorporated by reference to the Company’s Report on Form 8-K dated as of September 22, 2010)

10.25
Senior executive Employment Agreement dated as of December 1, 2008, between Ellis E. Cousens and the Company (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended January 31, 2009).

10.26
Senior executive Employment Agreement letter dated as of March 15, 2004, between Gary M. Rinck and the Company (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2011).

10.27
Senior executive Employment Agreement dated as of May 1, 2010, between Stephen J. Miron and the Company (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2011).

10.28	Senior executive Employment Agreement dated as of November 1, 2011, between Mark J. Allin and the Company.
21*	List of Subsidiaries of the Company
23*	Consent of KPMG LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN WILEY & SONS, INC.
(Company)

Dated: June 26, 2012	By:	/s/ Stephen M. Smith
Stephen M. Smith
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Titles	Dated
/s/ Stephen M. Smith	President and Chief Executive Officer	June 26, 2012
Stephen M. Smith	Director

/s/ Ellis E. Cousens	Executive Vice President and	June 26, 2012
Ellis E. Cousens	Chief Financial and Operations Officer

/s/ Edward J. Melando	Vice President, Controller and	June 26, 2012
Edward J. Melando	Chief Accounting Officer

/s/ Peter Booth Wiley	Director	June 26, 2012
Peter Booth Wiley

/s/ Bradford Wiley II	Director	June 26, 2012
Bradford Wiley II

/s/ Warren J. Baker	Director	June 26, 2012
Warren J. Baker

/s/ William J. Pesce	Director	June 26, 2012
William J. Pesce

/s/ William B. Plummer	Director	June 26, 2012
William B. Plummer

/s/ Kalpana Raina	Director	June 26, 2012
Kalpana Raina

/s/ Mari J. Baker	Director	June 26, 2012
Mari J. Baker

/s/ Jean-Lou Chameau	Director	June 26, 2012
Jean-Lou Chameau

/s/ Mathew S. Kissner	Director	June 26, 2012
Mathew S. Kissner

/s/ Raymond McDaniel, Jr.	Director	June 26, 2012
Raymond McDaniel, Jr.

/s/ Eduardo R. Menascé	Director	June 26, 2012
Eduardo R. Menascé

/s/ Linda Katehi	Director	June 26, 2012
Linda Katehi