Form 10-Q
period 2012-07-31
WILEY JOHN & SONS, INC.
filed 2012-09-10
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]                    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended July 31, 2012                                                                                                                     Commission File No. 1-11507

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

Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [x]   No [  ]

Indicate by check mark, whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [x]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [ ] NO [X]

The number of shares outstanding of each of the Registrant’s classes of Common Stock as of August 31, 2012 were:

Class A, par value $1.00 – 50,527,188
Class B, par value $1.00 – 9,523,316

This is the first page of a 32 page document

JOHN WILEY & SONS, INC.

INDEX

PART I	-	FINANCIAL INFORMATION	PAGE NO.

Item 1.		Financial Statements.

		Condensed Consolidated Statements of Financial Position - Unaudited as of July 31, 2012 and 2011, and April 30, 2012	3

		Condensed Consolidated Statements of Income - Unaudited for the three months ended July 31, 2012 and 2011	4

		Condensed Consolidated Statements of Comprehensive Income - Unaudited for the three months ended July 31, 2012 and 2011	5

		Condensed Consolidated Statements of Cash Flows – Unaudited for the three months ended July 31, 2012 and 2011	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-13

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-23

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	24-26

Item 4.		Controls and Procedures	26

PART II	-	OTHER INFORMATION

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6.		Exhibits and Reports on Form 8-K	27

SIGNATURES AND CERTIFICATIONS			28-32

EXHIBITS

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - UNAUDITED
(In thousands)

	July 31,		April 30,
	2012	2011	2012
Assets:
Current Assets
Cash and cash equivalents	$149,300	$121,733	$259,830
Accounts receivable	199,637	197,880	171,561
Inventories	93,322	103,504	101,237
Prepaid and other	47,798	41,098	41,972
Total Current Assets	490,057	464,215	574,600

Product Development Assets	98,945	105,140	108,414
Technology, Property & Equipment	188,551	165,712	187,979
Intangible Assets	879,214	922,426	915,495
Goodwill	674,505	640,720	690,619
Other Assets	84,286	50,307	55,839
Total Assets	$2,415,558	$2,348,520	$2,532,946

Liabilities & Shareholders' Equity:
Current Liabilities
Accounts and royalties payable	$140,743	$149,968	$151,350
Deferred revenue	238,979	232,731	342,034
Accrued employment costs	45,851	44,010	64,482
Accrued income taxes	16,327	12,756	18,812
Accrued pension liability	3,508	4,437	3,589
Other accrued liabilities	53,541	51,684	60,663
Current portion of long-term debt	-	118,125	-
Total Current Liabilities	498,949	613,711	640,930

Long-Term Debt	514,000	356,875	475,000
Accrued Pension Liability	143,979	92,603	145,815
Deferred Income Tax Liabilities	173,500	184,996	181,716
Other Long-Term Liabilities	70,569	81,518	71,917

Shareholders’ Equity
Class A & Class B common stock	83,190	83,190	83,190
Additional paid-in-capital	283,219	256,267	271,809
Retained earnings	1,322,461	1,174,883	1,300,713
Accumulated other comprehensive loss	(238,161)	(131,043)	(200,410)
Treasury stock	(436,148)	(364,480)	(437,734)
Total Shareholders’ Equity	1,014,561	1,018,817	1,017,568
Total Liabilities & Shareholders' Equity	$2,415,558	$2,348,520	$2,532,946

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(In thousands except per share information)

	For The Three Months
	Ended July 31,
	2012	2011

Revenue	$410,734	$430,069

Costs and Expenses
Cost of sales	127,244	129,674
Operating and administrative expenses	229,986	231,169
Restructuring charges	4,841	-
Amortization of intangibles	9,668	9,074
Total Costs and Expenses	371,739	369,917

Operating Income	38,995	60,152

Interest Expense	(2,827)	(1,737)
Foreign Exchange Transaction Gains/(Losses)	1,020	(219)
Interest Income and Other	531	584

Income Before Taxes	37,719	58,780
Provision For Income Taxes	1,602	7,984

Net Income	$36,117	$50,796

Earnings Per Share
Diluted	$0.60	$0.82
Basic	$0.61	$0.84

Cash Dividends Per Share
Class A Common	$0.24	$0.20
Class B Common	$0.24	$0.20

Average Shares
Diluted	60,433	61,824
Basic	59,487	60,670

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED
(In thousands)

	For The Three Months
	Ended July 31,
	2012	2011

Net Income	$36,117	$50,796

Other Comprehensive Income /(Loss):
Foreign currency translation adjustment	(40,997)	(3,881)
Unamortized retirement costs, net of tax	3,626	701
Unrealized loss on interest rate swaps, net of tax	(380)	(122)
Total Other Comprehensive Loss	(37,751)	(3,302)

Comprehensive Income/(Loss)	$(1,634)	$47,494

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW – UNAUDITED
(In thousands)
	For The Three Months
	Ended July 31,
	2012	2011
Operating Activities
Net income	$36,117	$50,796
Adjustments to reconcile net income to cash used for operating activities:
Amortization of intangibles	9,668	9,074
Amortization of composition costs	13,402	11,973
Depreciation of technology, property and equipment	13,028	12,148
Restructuring charges, net of tax	3,461	-
Deferred tax benefits on U.K. rate changes	(8,402)	(8,769)
Stock-based compensation	3,660	3,460
Excess tax benefits from stock-based compensation	(911)	(1,487)
Pension expense, net of contributions	3,538	2,953
Royalty advances	(24,970)	(27,746)
Earned royalty advances	29,069	28,842
Other non-cash charges	7,497	3,603
Change in deferred revenue	(96,137)	(88,401)
Income tax deposit	(29,705)	-
Net change in operating assets and liabilities, excluding acquisitions	(37,567)	(31,739)
Cash Used for Operating Activities	(78,252)	(35,293)
Investing Activities
Composition spending	(11,921)	(11,363)
Additions to technology, property and equipment	(15,903)	(12,537)
Acquisitions, net of cash acquired	(1,660)	(4,038)
Cash Used for Investing Activities	(29,484)	(27,938)
Financing Activities
Repayment of long-term debt	(70,700)	(125,580)
Borrowings of long-term debt	109,700	146,380
Change in book overdrafts	(25,726)	(26,219)
Cash dividends	(14,369)	(12,137)
Purchase of treasury stock	(10,609)	(9,377)
Proceeds from exercise of stock options and other	19,011	9,982
Excess tax benefits from stock-based compensation	911	1,487
Cash Provided by (Used for) Financing Activities	8,218	(15,464)
Effects of Exchange Rate Changes on Cash	(11,012)	(1,425)
Cash and Cash Equivalents
Decrease for the Period	(110,530)	(80,120)
Balance at Beginning of Period	259,830	201,853
Balance at End of Period	$149,300	$121,733
Cash Paid During the Period for:
Interest	$2,571	$887
Income taxes, net	$9,727	$2,388

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, results of operations, comprehensive income and cash flows for the periods presented.  Operating results for the interim period are not necessarily indicative of the results expected for the full year.  These financial statements should be read in conjunction with the most recent audited financial statements included in the Company’s Form 10-K for the fiscal year ended April 30, 2012.

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

There have been no new accounting standards issued that have had, or are expected to have a material impact on the Company’s consolidated financial statements.

3.	Share-Based Compensation

The Company has share-based compensation plans under which employees may be granted options to purchase shares of Company common stock at the fair market value at the time of grant.  In addition to stock options, the Company grants performance-based stock awards and other restricted stock awards to certain management level employees. The Company recognizes the grant date fair value of share-based compensation in net income on a straight-line basis over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established three years in advance. For the three months ended July 31, 2012 and 2011, the Company recognized share-based compensation expense, on a pre-tax basis, of $3.7 million and $3.5 million, respectively.

The following table provides share-based compensation data for awards granted by the Company:

	For the Three Months Ended July 31,
	2012	2011
Restricted Stock:
Awards granted (in thousands)	241	253
Weighted average fair value of grant	$48.06	$49.55

Stock Options:
Awards granted (in thousands)	401	411
Weighted average fair value of grant	$12.26	$14.11

The weighted average Black-Scholes fair value assumptions for stock option grants are as follows:

	For the Three Months Ended July 31,
	2012	2011
Expected life of options (years)	7.3	7.3
Risk-free interest rate	1.2%	2.3%
Expected volatility	30.2%	29.0%
Expected dividend yield	2.0%	1.6%
Fair value of common stock on grant date	$48.06	$49.55

4.      Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	As of July 31,		As of April 30,
	2012	2011	2012
Foreign currency translation adjustment	$(136,978)	$(69,689)	$(95,981)
Unamortized retirement costs, net of tax	(99,755)	(60,935)	(103,381)
Unrealized loss on interest rate swaps, net of tax	(1,428)	(419)	(1,048)
Total	$(238,161)	$(131,043)	$(200,410)

5.	Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

	For the Three Months Ended July 31,
	2012	2011
Weighted average shares outstanding	59,675	60,857
Less: Unearned restricted shares	(188)	(187)
Shares used for basic earnings per share	59,487	60,670
Dilutive effect of stock options and other stock awards	946	1,154
Shares used for diluted earnings per share	60,433	61,824

For the three months ended July 31, 2012 and 2011, options to purchase 1,428,410 and 410,568 shares of Class A Common Stock, respectively, have been excluded from the shares used for diluted earnings per share, as their inclusion would have been antidilutive. For the three months ended July 31, 2012 and 2011, unearned restricted shares of 19,500 and 43,150, respectively, have also been excluded.

6.	Restructuring Charges

As part of the Company’s ongoing transition and transformation to digital products and services, certain activities have been identified that will either be discontinued, outsourced, or relocated to a lower cost region.  As a result, the Company recorded a pre-tax restructuring charge of approximately $4.8 million in the first quarter of fiscal year 2013 for redundancy and separation benefits, which is reflected in the Restructuring Charges line item of the Condensed Consolidated Statements of Income. Approximately $3.0 million, $1.3 million and $0.2 million of the restructuring charge was recorded within the Scientific, Technical, Medical and Scholarly (“STMS”), Professional/Trade(“P/T”), and Global Education (“GEd”) reporting segments, respectively, with the remainder recognized in unallocated shared services costs.

During the first quarter of fiscal year 2013, the Company made severance payments of approximately $0.7 million, resulting in a remaining liability of $4.1 million as of July 31, 2012, which is reflected in the Accrued Employment Costs line item of the Condensed Consolidated Statements of Financial Position.  The remaining severance payments are expected to be completed by July 31, 2013.

7.	Sale of Travel Business and Subsequent Event

In March 2012, the Company announced that it intends to explore opportunities to sell a number of its consumer print and digital publishing assets in its P/T business as they no longer align with the Company’s long-term business strategy.  Those assets include travel (including the well-known Frommer’s brand), culinary, general interest, nautical, pets, crafts, Webster’s New World, and CliffsNotes.

In July 2012, the Company entered into negotiations with Google, Inc. (“Google”) regarding the sale of the Company’s consumer travel business.  As a result, the Company started accounting for its travel business as Assets Held for Sale in July 2012.  Under this accounting treatment, the Company reclassified assets held for sale of approximately $3.1 million and $3.2 million from Intangible assets and Goodwill, respectively, to a single line item reflected within Prepaid and Other in the Condensed Consolidated Statements of Financial Position.

On August 10, 2012, the Company entered into a definitive agreement with Google for the sale of key assets of its travel publishing program, including all of its interests in the Frommer’s, Unofficial Guides, and WhatsonWhen brands for approximately $22 million in cash.  The effective date of the transaction was August 31, 2012. The Company expects to record a gain on the sale of approximately $6.6 million, net of tax, in the second quarter of fiscal year 2013.  In connection with this transaction the Company also entered into a transition services agreement.  Proceeds from this sale, and others that may arise from the sale of other consumer assets, will be redeployed to support growth opportunities in the P/T; STMS; and GEd businesses.

8.	Segment Information

The Company provides content and content-enabled digital services to customers worldwide. Core businesses produce scientific, technical, medical and scholarly journals, reference works, books, database services and advertising; professional books, subscription products, certification and training services and online applications; and educational content and services. Education content and services includes integrated online teaching and learning resources for undergraduate and graduate students, educators and lifelong learners worldwide as well as secondary school students in Australia. The Company takes full advantage of its content from all three core businesses in developing and cross-marketing products to its diverse customer base of researchers, professionals, students, and educators.  The use of technology enables the Company to make its content efficiently more accessible to its customers around the world.  The Company maintains publishing, marketing, and distribution centers in Asia, Australia, Canada, Europe and the United States.

As of May 1, 2012, the Company changed its internal reporting of segment measures for the purposes of assessing performance and making resource allocation decisions. Accordingly, the Company will now report on segment performance after the allocation of certain direct Shared Services and Administrative Costs, identified as Contribution to Profit. These costs were previously reported as independent activities and not reflected within each segment's operating results. In addition, the management responsibility and reporting of certain P/T and GEd product lines were realigned as of May 1, 2012.  Prior year results have been restated for comparative purposes for each of the changes described above.

Segment information is as follows (in thousands):

	For the Three Months
	Ended July 31,
	2012	2011
SCIENTIFIC, TECHNICAL, MEDICAL AND SCHOLARLY
Revenue	$235,946	$252,715

Direct Contribution to Profit	$91,263	$106,157
Allocated Shared Services and Administrative Costs:
Distribution	(11,559)	(12,391)
Technology Services	(16,462)	(15,391)
Occupancy and Other	(5,719)	(5,570)
Contribution to Profit	$57,523	$72,805

PROFESSIONAL/TRADE
Revenue	$101,973	$99,025

Direct Contribution to Profit	$21,206	$21,960
Allocated Shared Services and Administrative Costs:
Distribution	(10,374)	(11,428)
Technology Services	(7,179)	(5,966)
Occupancy and Other	(3,336)	(3,755)
Contribution to Profit	$317	$811

GLOBAL EDUCATION
Revenue	$72,815	$78,329

Direct Contribution to Profit	$21,903	$27,745
Allocated Shared Services and Administrative Costs:
Distribution	(3,793)	(3,710)
Technology Services	(7,358)	(6,169)
Occupancy and Other	(1,884)	(1,770)
Contribution to Profit	$8,868	$16,096

Total Contribution to Profit	$66,708	$89,712
Unallocated Shared Services and Administrative Costs	(27,713)	(29,560)
Operating Income	$38,995	$60,152

9.	Inventories

Inventories were as follows (in thousands):
	As of July 31,		As of April 30,
	2012	2011	2012
Finished goods	$77,897	$83,401	$86,954
Work-in-process	6,737	7,758	6,487
Paper, cloth and other	9,446	10,342	8,072
	94,080	101,501	101,513
Inventory value of estimated sales returns	6,964	8,235	7,246
LIFO reserve	(7,722)	(6,232)	(7,522)
Total inventories	$93,322	$103,504	$101,237

10.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of July 31,		As of April 30,
	2012	2011	2012
Intangible assets with indefinite lives:
Brands and trademarks	$159,374	$174,319	$165,896
Content and publishing rights	94,289	110,941	102,031
	$253,663	$285,260	$267,927

Net intangible assets with determinable lives:
Content and publishing rights	$548,161	$576,160	$567,052
Customer relationships	64,280	49,139	66,237
Brands and trademarks	12,813	11,518	13,973
Covenants not to compete	297	349	306
	$625,551	$637,166	$647,568
Total	$879,214	$922,426	$915,495

The changes in intangible assets at July 31, 2012 compared to July 31, 2011 and April 30, 2012 are primarily due to foreign exchange translation, amortization expense and the reclassification of $3.1 million to Assets Held for Sale within the Prepaid and Other line item on the Condensed Consolidated Statements of Financial Position. The change compared to July 31, 2011 also reflects the impact of the acquisition of Inscape Holdings, Inc. (“Inscape”) on February 16, 2012, which was previously reported in the April 30, 2012 Form 10-K.  The Inscape acquisition contributed approximately $35.9 million in identifiable intangible assets comprised primarily of customer relationships, content and trademarks.

11.	Income Taxes

The effective tax rate for the first quarter of fiscal year 2013 was 4.2% compared to 13.6% in the prior year.  During the first quarters of fiscal years 2013 and 2012, the Company recorded non-cash deferred tax benefits of $8.4 million ($0.14 per share) and $8.8 million ($0.14 per share), respectively, principally associated with new tax legislation enacted in the United Kingdom (“U.K.”) that reduced the U.K. statutory income tax rates by 2% in each period. The benefits recognized by the Company reflect the remeasurement of all applicable U.K. deferred tax balances to the new income tax rates. The U.K. deferred tax balances are reflected at 23% as of July 31, 2012. Excluding the tax benefits described above, the Company’s effective tax rate decreased from 28.5% to 26.5% principally due to higher tax benefits on non-U.S. earnings in the first quarter of fiscal year 2013.

Payments Related to Tax Audit in Germany

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

In June 2012, the Company made a 24 million euro deposit related to amortization claimed on certain “stepped-up” assets through fiscal year 2007.  Under German tax law, the Company must pay all contested taxes and the related interest to have the right to defend its position challenged by authorities.  The Company expects that it will be required to deposit additional amounts up to 33 million euros plus interest in future periods until the issue is resolved. The challenge is expected to ultimately be decided in court and could take several years to reach resolution. If the Company is successful, as expected, the tax deposits will be returned with 6% simple interest, based on current German legislation. As of July 31, 2012, the USD equivalent of the deposit and accrued interest is approximately $30.4 million and is recorded within Other Assets on the Condensed Consolidated Statements of Financial Position. The Company records the accrued interest at 6% within the Provision for Income Taxes in the Condensed Consolidated Statements of Income.

12.	Defined Benefit Retirement Plans

The components of net pension expense for the defined benefit plans were as follows (in thousands):

	For the Three Months Ended July 31,
	2012	2011
Service Cost	$4,566	$4,210
Interest Cost	6,867	7,027
Expected Return on Plan Assets	(7,714)	(7,358)
Net Amortization of Prior Service Cost	245	224
Recognized Net Actuarial Loss	2,327	1,256
Net Pension Expense	$6,291	$5,359

Employer pension plan contributions were $2.8 million and $2.4 million for the three months ended July 31, 2012 and 2011, respectively.

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

Interest Rate Contracts:

The Company had $514.0 million of variable rate loans outstanding at July 31, 2012, which approximated fair value. As of July 31, 2012, the Company maintained two interest rate swap agreements that were designated as fully effective cash flow hedges as defined under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging”. During the first quarter of fiscal year 2012, only one of the interest rate swap agreements was maintained by the Company. As a result, there was no impact on the Company’s Condensed Consolidated Statements of Income for changes in the fair value of the interest rate swaps.  Under ASC 815, fully effective derivative instruments that are designated as cash flow hedges have changes in their fair value recorded initially within Accumulated Other Comprehensive Loss in the Condensed Consolidated Statements of Financial Position. As interest expense is recognized based on the variable rate loan agreements, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated Other Comprehensive Loss to Interest Expense in the Condensed Consolidated Statements of Income. It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.

On August 19, 2010, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding.  Under the terms of the agreement, the Company pays a fixed rate of 0.8% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a twenty-nine month period ending January 19, 2013.  As of July 31, 2012, the notional amount of the interest rate swap was $125.0 million.

On March 30, 2012, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.645% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a three-year period ending March 31, 2015. As of July 31, 2012, the notional amount of the interest rate swap was $250.0 million.

The Company records the fair value of its interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of July 31, 2012 and 2011 and April 30, 2012 was a net deferred loss of $2.3 million, $0.7 million, and $1.7 million, respectively.  Based on the maturity dates of the contracts, approximately $0.4 million and $1.9 million of the deferred loss as of July 31, 2012, and $0.5 million and $1.2 million of the deferred loss as of April 30, 2012, was recorded in Other Accrued Liabilities and Other Long-Term Liabilities in the Condensed Consolidated Statements of Financial Position, respectively. As of July 31, 2011, the entire deferred loss was recorded in Other Accrued Liabilities. Net losses that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the three months ended July 31, 2012 and 2011 were $0.4 million and $0.2 million, respectively.

Foreign Currency Contracts:

The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Gains/(Losses) in the Condensed Consolidated Statements of Income, and carried at their fair value in the Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Gains/(Losses). During the first quarters of fiscal years 2013 and 2012, the Company did not designate any forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities. The fair values of the contracts were measured on a recurring basis using Level 2 inputs. As of July 31, 2012 and 2011, the fair values of the open forward exchange contracts were (losses)/gains of approximately $(0.2) million and $0.3 million, respectively, and were recorded within the Other Accrued Liabilities and Prepaid and Other line items on the Condensed Consolidated Statements of Financial Position, respectively. For the three months ended July 31, 2012 and 2011, the (losses)/gains recognized on the forward contracts were $(0.2) million and $0.3 million, respectively.  As of July 31, 2012 and 2011, the total notional amounts of the open forward exchange contracts in U.S. dollars were $11.0 million and $48.2 million, respectively.  The Company did not maintain any open forward contracts as of April 30, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – FIRST QUARTER ENDED JULY 31, 2012

Throughout this report, references to amounts “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses.  Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location. For the first quarters of fiscal years 2013 and 2012, the quarterly average exchange rates to convert British pounds sterling to U.S. dollars were 1.57 and 1.63, respectively.  The quarterly average exchange rates to convert euros into U.S. dollars for the same periods were 1.26 and 1.44, respectively. Unless otherwise noted, all variance explanations below are on a currency neutral basis.

Revenue and Gross Profit:

Revenue for the first quarter of fiscal year 2013 declined 4% to $410.7 million, or 2% excluding the unfavorable impact of foreign exchange.  Declines in Scientific, Technical, Medical and Scholarly (“STMS”) and Global Education (“GEd”) were partially offset by growth in Professional/Trade (“P/T”).

Gross profit margin for the first quarter of fiscal year 2013 of 69.0% was 80 basis points lower than prior year mainly due to lower STMS journal subscription revenue, higher royalty rates on new STMS society journals and an increase in composition spending to support the GEd front list.

Operating and Administrative Expenses:

Operating and administrative expenses for the first quarter of fiscal year 2013 of $230.0 million were 1% lower than prior year, or 2% higher excluding the favorable impact of foreign exchange.  The increase was driven by higher employment costs and higher technology costs to support investments in digital products and infrastructure, partially offset by cost containment initiatives.

In the first quarter of fiscal year 2013, the Company recorded a restructuring charge of $4.8 million ($0.06 per share) related to certain activities that will be discontinued, outsourced, or relocated to a lower cost region due to the Company’s ongoing transition and transformation to digital products and services.  Approximately $3.0 million, $1.3 million and $0.2 million of the restructuring charge was recorded within STMS, P/T and GEd, respectively, with the remainder recognized in shared services and administrative costs.  The charge is expected to be fully recovered within 18 months.

Operating Income:

Operating income for the first quarter of fiscal year 2013 decreased 35% to $39.0 million, or 25% excluding the unfavorable impact of foreign exchange and the current year restructuring charge mainly due to the top-line results and higher operating and administrative expenses.

Interest Expense/Income, Foreign Exchange and Other:

Interest expense for the first quarter of fiscal year 2013 increased $1.1 million to $2.8 million mainly due to higher interest rates. The Company’s average cost of borrowing during the current quarter was approximately 2.1% compared with 1.2% in the prior year period. In the first quarters of fiscal years 2013 and 2012, the Company recognized foreign exchange transaction gains (losses) of $1.0 million and ($0.2) million, respectively.  Interest income and other for the first quarter of fiscal year 2013 was flat with the prior year.

Provision for Income Taxes:

The effective tax rate for the first quarter of fiscal year 2013 was 4.2% compared to 13.6% in the prior year.  During the first quarters of fiscal years 2013 and 2012, the Company recorded non-cash deferred tax benefits of $8.4 million ($0.14 per share) and $8.8 million ($0.14 per share), respectively, principally associated with new tax legislation enacted in the U.K. that reduced the U.K. statutory income tax rates by 2% in each period.  The benefits recognized by the Company reflect the remeasurement of all applicable U.K. deferred tax balances to the new income tax rates.  The U.K. deferred tax balances are reflected at 23% as of July 31, 2012.  Excluding the tax benefits described above, the Company’s effective tax rate decreased from 28.5% to 26.5% principally due to higher tax benefits on non-U.S. earnings in the first quarter of fiscal year 2013.

Earnings Per Share:

Earnings per diluted share for the first quarter of fiscal year 2013 decreased 27% to $0.60, including and excluding the impact of foreign exchange.  Excluding the effects of the current year restructuring charge ($0.06 per share) and the current and prior year deferred tax benefits associated with changes in U.K. corporate income tax rates ($0.14 per share each period), earnings per diluted share decreased 24% or $0.16 per share.

First Quarter Segment Results

As of May 1, 2012, the Company changed its internal reporting of segment measures for the purposes of assessing performance and making resource allocation decisions. Accordingly, the Company will now report on segment performance after the allocation of certain direct Shared Services and Administrative Costs, identified as Contribution to Profit.  Shared Services and Administrative costs were previously reported as independent functional activities and not reflected in each segment's operating results. We will continue to report total shared services and administrative costs by function as management believes they are useful in understanding the Company’s overall performance.  In addition, management responsibility and reporting of certain P/T and GEd product lines were realigned as of May 1, 2012.  Prior year results have been restated for comparative purposes for each of the changes described above.

Scientific, Technical, Medical and Scholarly (STMS):

	For the Three Months
	Ended July 31,			% change
Dollars in thousands	2012	2011	% change	w/o FX (a)

Journal Subscriptions	$155,603	$163,296	-5%	-2%
Books	37,107	37,743	-2%	1%
Other Publishing Income	43,236	51,676	-16%	-13%
TOTAL REVENUE	$235,946	$252,715	-7%	-4%

GROSS PROFIT	170,842	184,098	-7%	-4%
Gross Profit Margin	72.4%	72.8%

Direct Expenses & Amortization	(79,579)	(77,941)	2%	2%

DIRECT CONTRIBUTION TO PROFIT	$91,263	$106,157	-14%	-9%
Direct Contribution Margin	38.7%	42.0%

Allocated Shared Services and Administrative Costs:
Distribution	(11,559)	(12,391)	-7%	-3%
Technology Services	(16,462)	(15,391)	7%	9%
Occupancy and Other	(5,719)	(5,570)	3%	6%
CONTRIBUTION TO PROFIT	$57,523	$72,805	-21%	-15%
Contribution Margin	24.4%	28.8%

(a) Adjusted to exclude a fiscal year 2013 restructuring charge of $3.0 million related to activities that will be discontinued, outsourced, or relocated to a lower cost region.

Revenue:

STMS revenue for the first quarter of fiscal year 2013 decreased 7% to $235.9 million, or 4% excluding the unfavorable impact of foreign exchange.  The decline was driven by journal subscriptions and other publishing income.

Journal Subscriptions

Journal subscription revenue for the first quarter of fiscal year 2013 decreased 5% to $155.6 million, or 2% excluding the unfavorable impact of foreign exchange principally due to publication timing.

Books

Book revenue for the first quarter of fiscal year 2013 decreased 2% to $37.1 million, but increased 1% excluding the unfavorable impact of foreign exchange. Growth in digital book sales ($2 million) was partially offset by a decline in print books ($2 million).  Digital book revenue as a percentage of total book sales increased to 23%, up from 15% in the prior year.

Other Publishing Income

Other publishing income for the first quarter of fiscal year 2013 declined 16% to $43.2 million, or 13% excluding the unfavorable impact of foreign exchange.  The decrease was driven by lower sales of journal reprints ($3 million), backfiles ($2 million) and content rights ($1 million).

Total STMS Revenue by Region (on a currency neutral basis)

•	Americas fell 5% to $90.9 million
•	EMEA declined 3% to $130.6 million
•	Asia-Pacific decreased 1% to $14.4 million

Gross Profit:

Gross profit margin for the first quarter of fiscal year 2013 was 72.4% as compared to 72.8% in the prior year.  The decline was driven by lower journal subscription revenue and higher royalty rates on society journals (50 basis points) and lower backfile sales (80 basis points) partially offset by increased sales of higher margin digital books (90 basis points).

Direct Expenses and Amortization:

Direct expenses and amortization of $79.6 million increased 2% from prior year, including and excluding favorable foreign exchange and the impact of the current year restructuring charge, mainly driven by higher employment costs due to merit increases and higher pension costs. The restructuring charge included in the first quarter fiscal year 2013 results was $3.0 million and related to activities that will be discontinued, outsourced, or relocated to a lower cost region.

Contribution to Profit:

Contribution to profit decreased 21% to $57.5 million, or 15% excluding the unfavorable impact of foreign exchange and the current year restructuring charge.  Contribution margin in the first quarter of fiscal year 2013 was 24.4% compared to 28.8% in the prior year.  Excluding the impact of the current year restructuring charge, contribution margin decreased 320 basis points to 25.6% mainly driven by lower gross profit margins and higher operating expenses as a percentage of revenue growth.

Society Partnerships
•	7 new society journals were signed with combined annual revenue of approximately $2 million
•	8 renewals/extensions were signed with approximately $8 million in combined annual revenue
•	2 journal society contracts were lost with combined annual revenue of approximately $6 million

New Society Contracts
•	Journal of Brewing and Distilling and Brewer & Distiller International for the Institute of Brewing and Distilling (IBD)
•	Journal of Engineering Education for the American Society for Engineering Education (ASEE)
•	The Journal of the Experimental Analysis of Behavior (JEAB) and the Journal of Applied Behavior Analysis (JABA) for the Society for Experimental Analysis of Behavior (SEAB)
•	Psychoanalytic Quarterly
•	Journal of Hepato-Pancreatic-Biliary Sciences, for the Society of Hepato-Pancreatic-Biliary Surgery (Japan)
•	Cell Biology International, the official journal of the International Federation for Cell Biology as well as the open access spin off journal Cell Biology International Reports
•	Asia and the Pacific Policy Studies. This is a new-start, society-funded open access journal, co-owned with the Crawford School of Public Policy at the Australian National University
•	In August, seventeen journals for the American Geophysical Union, the world’s leading society of Earth and space science.

Acquisitions
•
In May, Wiley acquired Harlan Davidson Inc. (HDI), a small family owned publishing company in Wheeling, IL, for approximately $1.4 million.  The acquisition builds on Wiley’s existing high quality American History portfolio, and strengthens growing curriculum areas such as World History, Atlantic History and State History.

Open Access Initiatives
•
In July, Wiley announced that its open access option for individual journal articles, OnlineOpen, will be available to authors in 81% of the journals it publishes. For a publication service charge, OnlineOpen gives authors the option to publish an open access paper in their journal of choice where it will benefit from maximum impact.  OnlineOpen, Wiley’s hybrid open access model for subscription journals launched in 2004, is available to authors of primary research articles who wish to make their article available to non-subscribers on publication, or whose funding agency requires grantees to archive the final version of their article.  As of July 2012, OnlineOpen is available in over 1200 subscription journals.

•
In June, Wiley announced the creation of a new role, the Vice President and Director of Open Access, to lead the Company’s open access initiatives.  Working with colleagues, societies, funders, and academic institutions, the role will facilitate the identification of open access opportunities and lead the development of products, policy, technology, processes, sales, and marketing initiatives necessary to provide first class support to authors.

Impact Factors
•
In July, the Thomson ISI® 2011 Journal Citation Reports (JCR) showed that Wiley continues to increase both the number and proportion of its journal titles with an impact factor, with 1,156 titles (76% of our total) included.  This is up from 73% in the 2010 report.  Impact factors are a metric that reflect the frequency that peer-reviewed journals are cited by researchers, making them an important tool for evaluating a journal’s quality.

•	34% of JCR Subject Categories have a Wiley Journal ranked in the top three

Professional/ Trade (P/T):

	For the Three Months
	Ended July 31,			% change
Dollars in thousands	2012	2011	% change	w/o FX (a)

Books	$84,135	$86,050	-2%	-1%
Other Publishing Income	17,838	12,975	37%	39%
TOTAL REVENUE	$101,973	$99,025	3%	4%

GROSS PROFIT	64,456	62,899	2%	4%
Gross Profit Margin	63.2%	63.5%

Direct Expenses & Amortization	(43,250)	(40,939)	6%	4%

DIRECT CONTRIBUTION TO PROFIT	$21,206	$21,960	-3%	4%
Direct Contribution Margin	20.8%	22.2%

Allocated Shared Services and Administrative Costs:
Distribution	(10,374)	(11,428)	-9%	-7%
Technology Services	(7,179)	(5,966)	20%	20%
Occupancy and Other	(3,336)	(3,755)	-11%	-11%
CONTRIBUTION TO PROFIT	$317	$811	-61%	106%
Contribution Margin	0.3%	0.8%

(a) Adjusted to exclude a fiscal year 2013 restructuring charge of $1.3 million related to activities that will be discontinued, outsourced, or relocated to a lower cost region.

Revenue:

P/T revenue for the first quarter of fiscal year 2013 increased 3% to $102.0 million, or 4% excluding the unfavorable impact of foreign exchange.  On a currency neutral basis, other publishing income grew 39%, while books revenue declined 1%.  The growth in other publishing income was mainly driven by incremental revenue from the Inscape assessment and training business acquired in the fourth quarter of fiscal year 2012 ($6 million), partially offset by lower sales of rights ($1 million).  The decline in book revenue was driven by lower print book sales.  Digital book revenue of $9.8 million was flat to the prior year.

Total P/T Revenue by Region (on a currency neutral basis)
•	Americas grew 6% to $82.9 million
•	EMEA decreased 6% to $11.8 million
•	Asia-Pacific increased 1% to $7.3 million

Total P/T Revenue by Major Category (on a currency neutral basis)
•	Business rose 23% to $39.3 million, with solid growth from Inscape and the Certified Financial Analyst Institute (CFA) product launch
•	Consumer fell 6% to $23.2 million
•	Technology fell 5% to $19.2 million
•	Professional Education grew 7% to $8.7 million
•	Architecture fell 5% to $6.1 million
•	Psychology was up 2% to $3.5 million

Gross Profit:

Gross profit margin for the first quarter of fiscal year 2013 was 63.2% compared to 63.5% in the prior year.  The decline was mainly driven by higher royalty costs.

Direct Expenses and Amortization:

Direct expenses and amortization for the first quarter of fiscal year 2013 increased 6% to $43.3 million, or 4% excluding the favorable impact of foreign exchange and the current year restructuring charge.  The increase was mainly driven by incremental employment costs ($2 million) and amortization expense ($1 million) related to the Inscape acquisition, partially offset by lower travel, marketing and advertising costs ($2 million) due to cost containment initiatives. The restructuring charge included in the first quarter fiscal year 2013 results was $1.3 million and related to activities that will be discontinued, outsourced, or relocated to a lower cost region.

Contribution to Profit:

Contribution to profit was $0.3 million in the first quarter of fiscal year 2013, compared to $0.8 million in the prior year.  On a currency neutral basis and excluding the impact of the current year restructuring charge, contribution to profit increased $0.8 million to $1.6 million.  Contribution margin declined 50 basis points to 0.3% in the first quarter of fiscal year 2013, but improved 80 basis points on a currency neutral basis and excluding the current year restructuring charge mainly driven by higher margin revenue from the Inscape acquisition and cost containment initiatives, partially offset by higher royalty costs and lower print book revenue.

Sale of Travel Business
•
On August 10, 2012, the Company signed an agreement with Google for the sale of key assets of its travel publishing program, including the Frommer’s, Unofficial Guides and WhatsonWhen brands for approximately $22 million in cash. The effective date of the transaction was August 31, 2012. The Company expects to record a gain on the sale of approximately $6.6 million in the second quarter of fiscal year 2013.  The Company continues to explore opportunities to sell a number of its other consumer print and digital publishing assets including culinary, general interest, nautical, pets, crafts, Webster’s New World and CliffsNotes.

Acquisitions and Alliances
•
In August, the Company acquired the assets of Trader’s Library for approximately $1.5 million, assuming sales for 154 products, mostly videos. Traders' Library is a book publishing and distribution company targeting the full spectrum of the investment arena - from individual investors and financial advisors to professional traders. Anticipated annual revenue is approximately $1 million.

Digital Update
•
Digital revenue increased 43% over prior year due to assessment revenue from the Inscape acquisition. Revenue from digital products and services now accounts for 21% of total P/T revenue, as compared to only 14% in the prior year.

•
The new WileyCPA.com website was launched in July 2012. The new site marries a test bank with our new ecommerce functionality.  Candidates for the CPA certification can use the test bank to test their readiness for the exam in one of the following modes: practice, quizzes, or exam.

Global Education (GEd):

	For the Three Months
	Ended July 31,			% change
Dollars in thousands	2012	2011	% change	w/o FX (a)

Print Books	$48,267	$56,510	-15%	-12%
Non-Traditional & Digital Content	20,941	18,203	15%	15%
Other Publishing Income	3,607	3,616	0%	5%
TOTAL REVENUE	$72,815	$78,329	-7%	-5%

GROSS PROFIT	48,192	53,398	-10%	-8%
Gross Profit Margin	66.2%	68.2%

Direct Expenses & Amortization	(26,289)	(25,653)	2%	3%

DIRECT CONTRIBUTION TO PROFIT	$21,903	$27,745	-21%	-18%
Direct Contribution Margin	30.1%	35.4%

Allocated Shared Services and Administrative Costs:
Distribution	(3,793)	(3,710)	2%	5%
Technology Services	(7,358)	(6,169)	19%	21%
Occupancy and Other	(1,884)	(1,770)	6%	6%
CONTRIBUTION TO PROFIT	$8,868	$16,096	-45%	-41%
Contribution Margin	12.2%	20.5%

(a) Adjusted to exclude a fiscal year 2013 restructuring charge of $0.2 million related to activities that will be discontinued, outsourced, or relocated to a lower cost region.

Revenue:

GEd revenue for the first quarter of fiscal year 2013 decreased 7% to $72.8 million, or 5% excluding the unfavorable impact of foreign exchange. The decline reflects lower revenue from print books, partially offset by growth in non-traditional and digital content revenue and other publishing income.

Print Books

Print book revenue for the first quarter of fiscal year 2013 declined 15% to $48.3 million, or 12% excluding the unfavorable impact of foreign exchange.  The decline was mainly driven by cautious ordering on the part of book stores as they anticipate changes in students behavior and the impact of online ordering, used books and rentals.

Non-Traditional & Digital Content

Non-traditional and digital content revenue, which includes WileyPLUS, eBooks, digital content sold directly to institutions, binder editions and custom publishing, increased 15% to $20.9 million in the first quarter of fiscal year 2013.  The growth was principally driven by increased revenue from custom textbooks and binder editions.  Non-traditional and digital content revenue accounted for 29% of total GEd revenue, as compared to only 23% in the prior year.

Total GEd Revenue by Region (on a currency neutral basis)
•	Americas fell 6% to $55.1 million
•	EMEA fell 6% to $4.8 million
•	Asia-Pacific fell 3% to $12.9 million

Total GEd Revenue by Major Subject (on a currency neutral basis)
•	Engineering and Computer Science grew 2% to $10.6 million
•	Science fell 9% to $19.7 million
•	Business and Accounting declined 10% to $18.8 million
•	Social Science grew 3% to $13.1 million
•	Math fell 20% to $6.3 million
•	Microsoft Official Academic Course (MOAC) grew 16% to $2.4 million

Gross Profit:

Gross profit margin for the first quarter of fiscal year 2013 declined 200 basis points to 66.2%.  The decline was mainly driven by higher composition costs to support the GEd frontlist (150 basis points) and lower print textbook revenue (50 basis points).

Direct Expenses and Amortization:

Direct expenses and amortization increased 2% to $26.3 million in the first quarter of fiscal year 2013, or 3% excluding the favorable impact of foreign exchange and the current year restructuring charge.  The increase was mainly driven by higher employment costs. The restructuring charge included in the first quarter fiscal year 2013 results was $0.2 million and related to activities that will be discontinued, outsourced, or relocated to a lower cost region.

Contribution to Profit:

Contribution to profit for the first quarter of fiscal year 2013 decreased $7.2 million to $8.9 million. Contribution margin for the first quarter of fiscal year 2013 was 12.2% as compared to 20.5% in the prior year. The decline was principally driven by lower gross profit margins, higher employment costs and higher allocated technology costs due to investments in digital products and infrastructure.

WileyPLUS and Other Digital Initiatives
•	Billings of WileyPLUS grew 18%
•
The Company released the integration of WileyPLUS with Blackboard successfully in June.  Over 150 university campuses have implemented the Blackboard/WileyPLUS “Building Block” in the first two months since release.

•	Digital revenue (WileyPlus, eBooks, digital content sold to institutions, etc.) grew 8% to approximately $5 million

Alliances

In May, Wiley announced a partnership with Quantum Simulations, Inc., a developer of artificial intelligence-based education products and services, to offer intelligent adaptive learning and assessment software with Wiley’s print and digital accounting textbooks, starting with Introductory Accounting through Intermediate Accounting. Wiley and Quantum will combine advanced artificial intelligence technology, proven pedagogical techniques and content expertise to create individualized learning paths for every student.

Shared Services and Administrative Costs

	For the Three Months
	Ended July 31,			% change
Dollars in thousands	2012	2011	% change	w/o FX (a)

Distribution	$25,894	$27,556	-6%	-4%
Technology Services	35,969	33,614	7%	8%
Finance	10,991	10,911	1%	3%
Other Administration	22,523	23,629	-5%	-2%
Total	$95,377	$95,710	0%	1%

(a) Adjusted to exclude a fiscal year 2013 restructuring charge of $0.5 million related to activities that will be discontinued, outsourced, or relocated to a lower cost region.

Shared services and administrative costs for the first quarter of fiscal year 2013 were flat with the prior year, but increased 1% excluding the favorable impact of foreign exchange and the current year restructuring charge.  The restructuring charge included in the first quarter fiscal year 2013 results was $0.5 million and related to activities that will be discontinued, outsourced, or relocated to a lower cost region. The increase in shared services and administrative costs was mainly driven by higher employment costs due to merit and headcount increases ($2 million) and higher technology costs to support investments in digital products and infrastructure ($1 million), partially offset by lower journal distribution costs due to the migration from print to digital products ($1 million) and lower rent and facility costs ($1 million).

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Cash and Cash Equivalents balance was $149.3 million at the end of the first quarter of fiscal year 2013, compared with $121.7 million a year earlier. Cash used for Operating Activities in the first quarter of fiscal year 2013 increased $42.9 million to $78.3 million principally due to an income tax deposit (See Note 11) paid in Germany ($30 million), higher cash used for operating assets and liabilities ($6 million) and changes in deferred revenue ($8 million). Higher cash used for operating assets and liabilities reflect higher income tax payments ($7 million), trade receivable growth ($9 million), and other ($7 million), mainly due to timing, partially offset by lower incentive compensation payments ($17 million). The increase in deferred revenue primarily reflects the timing of subscription cash collections.

Cash Used for Investing Activities for the first quarter 2013 was $29.5 million compared to $27.9 million in the prior year. The Company invested $1.7 million in acquisitions of publishing assets and rights compared to $4.0 million in the prior year. Cash used for technology, property and equipment and product development increased $3.4 million to support digital business growth.

Cash provided by Financing Activities was $8.2 million in the first quarter of fiscal 2013, as compared to cash used of $15.5 million in the prior year period. The Company’s net debt (debt less cash and cash equivalents) increased $11.4 million from July 31, 2011. Financing activities in both periods included net borrowings under the credit facility to finance operations, payments of dividends to shareholders and cash from stock option exercises. During the first quarter of fiscal 2013 the Company repurchased 218,033 shares of common stock at an average price of $48.66 per share compared to purchases of 184,700 shares at an average price of $50.77 in the prior year period.   The Company increased its quarterly dividend to shareholders by 20% to $0.24 per share versus $0.20 per share in the prior year.

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

Cash and cash equivalents held outside the U.S. were approximately $138.7 million as of July 31, 2012.  The Company does not have any off-balance-sheet debt. The balances were comprised primarily of EUROS, Australian dollars and Pound Sterling. Maintenance of these non-U.S. dollar cash balances does not have a material impact on the liquidity or capital resources of the Company’s operations.

As of July 31, 2012, we had approximately $514 million of debt outstanding and approximately $196 million of unused borrowing capacity under the Revolving Credit Facility. We believe that our operating cash flow, together with our revolving credit facilities and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us or at all.

The primary driver of the negative working capital is unearned deferred revenue related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by the Company for a number of purposes including acquisitions; debt repayments; funding operations; dividends payments; and purchasing treasury shares. The deferred revenue will be recognized in income as the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of July 31, 2012 include $239.0 million of such deferred subscription revenue for which cash was collected in advance.

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

Interest Rates

The Company had $514.0 million of variable rate loans outstanding at July 31, 2012, which approximated fair value.  On August 19, 2010, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding.  Under the terms of the agreement, the Company pays a fixed rate of 0.8% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a twenty-nine month period ending January 19, 2013.  As of July 31, 2012, the notional amount of the interest rate swap was $125.0 million.

On March 30, 2012, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.645% and receives a variable rate of interest based on one month LIBOR (as defined) from the counterparty which is reset every month for a three-year period ending March 31, 2015. As of July 31, 2012, the notional amount of the interest rate swap was $250.0 million.

It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.  During the three months ended July 31, 2012, the Company recognized a loss on its hedge contracts of approximately $0.4 million, which is reflected in Interest Expense in the Condensed Consolidated Statements of Income.  At July 31, 2012, the fair value of the outstanding interest rate swaps was a net deferred loss of $2.3 million.  Based on the maturity dates of the contracts, approximately $0.4 million and $1.9 million of the deferred loss as of July 31, 2012 was recorded in Other Accrued Liabilities and Other Long-Term Liabilities in the Condensed Consolidated Statements of Financial Position, respectively. On an annual basis, a hypothetical one percent change in interest rates for the $139.0 million of unhedged variable rate debt as of July 31, 2012 would affect net income and cash flow by approximately $0.9 million.

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is primarily exposed to movements in British pound sterling, euros, Canadian and Australian dollars, and certain Asian currencies. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses.  Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment.  The Company also has significant investments in non-US businesses that are exposed to foreign currency risk.  During the three months ended July 31, 2012, the Company recorded approximately $41.0 million of foreign currency translation losses in other comprehensive income primarily as a result of the strengthening of the U.S. dollar relative to the British Pound sterling and euro.

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

The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Gains/(Losses) on the Condensed Consolidated Statements of Income, and carried at their fair value on the Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Gains/(Losses). During the first three months of fiscal year 2013, the Company did not designate any forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities. As of July 31, 2012, the fair value of the open forward exchange contracts was a loss of $0.2 million, which was measured on a recurring basis using Level 2 inputs and recorded within the Other Accrued Liabilities line item on the Condensed Consolidated Statements of Financial Position.  For the three months ended July 31, 2012, the loss recognized on the forward exchange contracts was $0.2 million.  As of July 31, 2012, the total notional amount of the open forward exchange contracts in U.S. dollars was approximately $11.0 million.

Sales Return Reserves

The Company provides for sales returns based upon historical return experience and current market trends in the various markets and geographic regions in which the Company does business. Associated with the estimated sales return reserves, the Company also includes a related reduction in inventory and royalty costs as a result of the expected returns.

Net sales return reserves amounted to $38.6 million, $46.3 million and $35.8 million as of July 31, 2012 and 2011, and April 30, 2012, respectively. The reserves are reflected in the following accounts of the Condensed Consolidated Statements of Financial Position – increase (decrease):

	July 31, 2012	July 31, 2011	April 30, 2012
Accounts Receivable	$(51,939)	$(60,872)	$(48,612)
Inventory	6,964	8,235	7,246
Accounts and Royalties Payable	(6,356)	(6,351)	(5,593)
Decrease in Net Assets	$(38,619)	$(46,286)	$(35,773)

The change in the sales return reserve compared to July 31, 2011 was principally driven by the Company’s ongoing migration to eBooks and the bankruptcy of a major retailer (Borders). On an annual basis, a hypothetical one percent change in the estimated sales return rate could affect net income by approximately $3.7 million. A change in the pattern or trends in returns could affect the estimated allowance.

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

The Company’s book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 10% of total annual consolidated revenue and 14% of accounts receivable at July 31, 2012, the top 10 book customers account for approximately 20% of total annual consolidated revenue and approximately 43% of accounts receivable at July 31, 2012.

The United Kingdom, the United States and Canada have imposed new sanctions following a November 8, 2011 United Nations report targeting Iran, including restrictions on financial transactions; business relationships; and prohibitions on direct and indirect trading with listed “designated persons.” The European Union has also extended its existing sanctions regime. The Company has assessed its business relationship and transactions with Iran and is in compliance with the regulations. As of July 31, 2012, the Company had outstanding trade receivables with Iran of approximately $1.5 million, mainly related to book sales recognized prior to the sanctions. It is unclear at present whether these sanctions will have an effect on the recovery of this outstanding receivable.

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

There were no changes in the Company’s internal controls over financial reporting during the first quarter of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal year 2013, the Company made the following purchases of Class A Common Stock under its stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program
May 2012	-	-	-	2,356,525
June 2012	78,731	$47.98	78,731	2,277,794
July 2012	139,302	$49.04	139,302	2,138,492
Total	218,033	$48.66	218,033	2,138,492

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

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

32.2 – 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

101.INS – XBRL Instance Document*

101.SCH – XBRL Taxonomy Extension Schema Document*

101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB – XBRL Taxonomy Extension Label Linkbase Document*

101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF – XBRL Taxonomy Extension Definition Linkbase Document*

(b)	The following reports on Form 8-K were submitted to the Securities and Exchange Commission since the filing of the Company’s 10-K on June 26, 2012.

i.	Earnings release on the first quarter fiscal 2013 results issued on Form 8-K dated September 10, 2012 which included the condensed financial statements of the Company.

ii.	Announcement of the sale of the Company’s travel assets to Google, Inc., issued on Form 8-K dated August 13, 2012. .

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

Dated: September 10, 2012