Form 10-Q
period 2012-11-30
WILEY JOHN & SONS, INC.
filed 2012-12-10
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]                    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended October 31, 2012                                                                                                                     Commission File No. 1-11507

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
YES [ ] NO [X]

The number of shares outstanding of each of the Registrant’s classes of Common Stock as of November 30, 2012 were:

Class A, par value $1.00 – 50,628,592
Class B, par value $1.00 – 9,523,316

This is the first page of a 41 page document

JOHN WILEY & SONS, INC.

INDEX

PART I	-	FINANCIAL INFORMATION	PAGE NO.

Item 1.		Financial Statements.

		Condensed Consolidated Statements of Financial Position - Unaudited as of October 31, 2012 and 2011, and April 30, 2012	3

		Condensed Consolidated Statements of Income - Unaudited for the three and six months ended October 31, 2012 and 2011	4

		Condensed Consolidated Statements of Comprehensive Income - Unaudited for the three and six months ended October 31, 2012 and 2011	5

		Condensed Consolidated Statements of Cash Flows – Unaudited for the six months ended October 31, 2012 and 2011	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-15

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-32

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	33-35

Item 4.		Controls and Procedures	35

PART II	-	OTHER INFORMATION

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6.		Exhibits and Reports on Form 8-K	36

SIGNATURES AND CERTIFICATIONS			37-41

EXHIBITS

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - UNAUDITED
(In thousands)

	October 31,		April 30,
	2012	2011	2012
Assets:
Current Assets
Cash and cash equivalents	$92,565	$82,294	$259,830
Accounts receivable	195,961	202,434	171,561
Inventories	89,308	104,858	101,237
Prepaid and other	61,959	33,147	41,972
Total Current Assets	439,793	422,733	574,600

Product Development Assets	79,822	98,491	108,414
Technology, Property & Equipment	192,468	168,807	187,979
Intangible Assets	996,748	898,515	915,495
Goodwill	834,210	629,922	690,619
Other Assets	88,643	49,234	55,839
Total Assets	$2,631,684	$2,267,702	$2,532,946

Liabilities & Shareholders' Equity:
Current Liabilities
Accounts and royalties payable	$170,849	$170,642	$151,350
Deferred revenue	107,418	102,620	342,034
Accrued employment costs	52,908	48,104	64,482
Accrued income taxes	17,799	17,490	18,812
Accrued pension liability	3,570	4,390	3,589
Other accrued liabilities	59,126	50,210	60,663
Total Current Liabilities	411,670	393,456	640,930

Long-Term Debt	701,900	510,000	475,000
Accrued Pension Liability	144,154	89,820	145,815
Deferred Income Tax Liabilities	212,549	182,689	181,716
Other Long-Term Liabilities	72,944	82,312	71,917

Shareholders’ Equity
Class A & Class B common stock	83,190	83,190	83,190
Additional paid-in-capital	289,992	261,695	271,809
Retained earnings	1,351,079	1,213,525	1,300,713
Accumulated other comprehensive loss	(202,561)	(157,411)	(200,410)
Treasury stock	(433,233)	(391,574)	(437,734)
Total Shareholders’ Equity	1,088,467	1,009,425	1,017,568
Total Liabilities & Shareholders' Equity	$2,631,684	$2,267,702	$2,532,946

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(In thousands except per share information)

	For The Three Months		For The Six Months
	Ended October 31,		Ended October 31,
	2012	2011	2012	2011

Revenue	$431,755	$446,985	$842,489	$877,054

Costs and Expenses
Cost of sales	129,554	132,667	256,798	262,341
Operating and administrative expenses	223,990	233,315	453,976	464,484
Restructuring charges	-	-	4,841	-
Impairment of consumer publishing programs	15,521	-	15,521	-
Amortization of intangibles	9,578	9,016	19,246	18,090
Total Costs and Expenses	378,643	374,998	750,382	744,915

Gain on Sale of Travel Publishing Program	9,829	-	9,829	-

Operating Income	62,941	71,987	101,936	132,139

Interest Expense	(2,903)	(1,765)	(5,730)	(3,502)
Foreign Exchange Transaction Losses	(1,472)	(746)	(452)	(965)
Interest Income and Other	696	1,289	1,227	1,873

Income Before Taxes	59,262	70,765	96,981	129,545
Provision For Income Taxes	16,205	19,989	17,807	27,973

Net Income	$43,057	$50,776	$79,174	$101,572

Earnings Per Share
Diluted	$0.71	$0.83	$1.31	$1.65
Basic	$0.72	$0.84	$1.33	$1.68

Cash Dividends Per Share
Class A Common	$0.24	$0.20	$0.48	$0.40
Class B Common	$0.24	$0.20	$0.48	$0.40

Average Shares
Diluted	60,633	61,432	60,493	61,572
Basic	59,853	60,516	59,669	60,592

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED
(In thousands)

	For The Three Months		For The Six Months
	Ended October 31,		Ended October 31,
	2012	2011	2012	2011

Net Income	$43,057	$50,776	$79,174	$101,572

Other Comprehensive Income /(Loss):
Foreign currency translation adjustment	35,039	(28,069)	(5,958)	(31,950)
Unamortized retirement costs, net of tax	269	1,696	3,895	2,397
Unrealized gain/(loss) on interest rate swaps, net of tax	292	5	(88)	(117)
Total Other Comprehensive Income/(Loss)	35,600	(26,368)	(2,151)	(29,670)

Comprehensive Income	$78,657	$24,408	$77,023	$71,902

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW – UNAUDITED
(In thousands)
	For The Six Months
	Ended October 31,
	2012	2011
Operating Activities
Net income	$79,174	$101,572
Adjustments to reconcile net income to cash used for operating activities:
Amortization of intangibles	19,246	18,090
Amortization of composition costs	26,136	23,764
Depreciation of technology, property and equipment	26,115	24,651
Restructuring charges, net of tax	3,461	-
Impairment of consumer publishing programs, net of tax	9,623	-
Gain on sale of travel publishing program, net of tax	(6,237)	-
Deferred tax benefits on U.K. rate changes	(8,402)	(8,769)
Stock-based compensation	7,995	7,732
Excess tax benefits from stock-based compensation	(1,095)	(1,637)
Royalty advances	(43,917)	(49,206)
Earned royalty advances	51,686	54,285
Other non-cash charges	23,556	18,387
Change in deferred revenue	(233,257)	(214,511)
Income tax deposit	(29,705)	-
Net change in operating assets and liabilities, excluding acquisitions	(16,008)	(8,862)
Cash Used for Operating Activities	(91,629)	(34,504)
Investing Activities
Composition spending	(23,103)	(23,236)
Additions to technology, property and equipment	(28,262)	(30,267)
Acquisitions, net of cash acquired	(233,919)	(5,636)
Proceeds from sale of travel publishing program	18,700	-
Cash Used for Investing Activities	(266,584)	(59,139)
Financing Activities
Repayment of long-term debt	(211,600)	(212,973)
Borrowings of long-term debt	438,500	268,773
Change in book overdrafts	(14,700)	(28,370)
Cash dividends	(28,808)	(24,271)
Purchase of treasury stock	(10,609)	(37,480)
Proceeds from exercise of stock options and other	23,735	11,776
Excess tax benefits from stock-based compensation	1,095	1,637
Cash Provided by (Used for) Financing Activities	197,613	(20,908)
Effects of Exchange Rate Changes on Cash	(6,665)	(5,008)
Cash and Cash Equivalents
Decrease for the Period	(167,265)	(119,559)
Balance at Beginning of Period	259,830	201,853
Balance at End of Period	$92,565	$82,294
Cash Paid During the Period for:
Interest	$5,123	$2,311
Income taxes, net	$36,487	$12,464

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The Company has share-based compensation plans under which employees may be granted options to purchase shares of Company common stock at the fair market value at the time of grant.  In addition to stock options, the Company grants performance-based stock awards and other restricted stock awards to certain management level employees. The Company recognizes the grant date fair value of share-based compensation in net income on a straight-line basis over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established three years in advance. For the three months ended October 31, 2012 and 2011, the Company recognized share-based compensation expense, on a pre-tax basis, of $4.3 million and $4.2 million, respectively.  For the six months ended October 31, 2012 and 2011, the Company recognized share-based compensation expense, on a pre-tax basis, of $8.0 million and $7.7 million, respectively.

The following table provides share-based compensation data for awards granted by the Company:

	For the Six Months Ended October 31,
	2012	2011
Restricted Stock:
Awards granted (in thousands)	294	256
Weighted average fair value of grant	$47.34	$49.55

Stock Options:
Awards granted (in thousands)	401	411
Weighted average fair value of grant	$12.26	$14.11

The weighted average Black-Scholes fair value assumptions for stock option grants are as follows:

	For the Six Months Ended October 31,
	2012	2011

Expected life of options (years)	7.3	7.3
Risk-free interest rate	1.2%	2.3%
Expected volatility	30.2%	29.0%
Expected dividend yield	2.0%	1.6%
Fair value of common stock on stock option grant date	$48.06	$49.55

4.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	As of October 31,		As of April 30,
	2012	2011	2012

Foreign currency translation adjustment	$(101,939)	$(97,758)	$(95,981)
Unamortized retirement costs, net of tax	(99,486)	(59,239)	(103,381)
Unrealized loss on interest rate swaps, net of tax	(1,136)	(414)	(1,048)
Total	$(202,561)	$(157,411)	$(200,410)

5.     Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2012	2011	2012	2011

Weighted average shares outstanding	60,091	60,721	59,883	60,789
Less: Unearned restricted shares	(238)	(205)	(214)	(197)
Shares used for basic earnings per share	59,853	60,516	59,669	60,592
Dilutive effect of stock options and other stock awards	780	916	824	980
Shares used for diluted earnings per share	60,633	61,432	60,493	61,572

Since their inclusion in the calculation of diluted earnings per share would have been anti-dilutive, options to purchase 2,049,562 shares of Class A Common Stock have been excluded for both the three and six months ended October 31, 2012, and options to purchase 1,027,522 shares have been excluded for both the three and six months ended October 31, 2011.  For the three and six months ended October 31, 2012, unearned restricted shares of 4,000 and 23,750, respectively, have been excluded as their inclusion would have been anti-dilutive. Both the three and six month periods ended October 31, 2011 also exclude 48,150 anti-dilutive shares.

6.     Deltak Acquisition

On October 25, 2012, the Company acquired all of the stock of Deltak.edu, LLC (“Deltak”) for approximately $220 million in cash, net of cash acquired. Deltak works in close partnership with leading colleges and universities to develop and support fully online degree and certificate programs. The business provides technology platforms and services including market research to validate program demand, instructional design, marketing, and student recruitment and retention services to leading national and regional colleges and universities throughout the United States.  Deltak currently supports more than 100 online programs and was generating annual revenue of approximately $54 million prior to the acquisition. The acquisition will enable Wiley’s Global Education business to accelerate its digital learning strategy and diversify its service offerings to include operational and academic solutions for higher education institutions.

The acquisition was financed through additional borrowings under the Company’s revolving credit facility, which included an increase in the facility’s credit limit from $700 million to $825 million. There were no other changes to the terms of the Company’s revolving credit facility which were previously disclosed in the Company’s April 30, 2012 Form 10-K. The $220 million purchase price was allocated on a preliminary basis to Goodwill ($149.6 million); identifiable long-lived intangible assets ($99.4 million) comprised primarily of institutional relationships; and long-term deferred tax liabilities ($34.3 million); with the remainder allocated to technology and working capital. Goodwill primarily consists of the estimated value of Deltak’s workforce, unidentifiable intangible assets and the fair value of expected synergies.  None of the goodwill is deductible for tax purposes. The identifiable long-lived intangible assets are primarily amortized over an estimated useful life of approximately 20 years.  Unaudited proforma financial information has not been presented since the effects of the acquisition were not material. The Company expects the purchase accounting to be substantially completed by April 30, 2013.

7.     Sale and Impairment of Consumer Publishing Programs

In March 2012, the Company announced that it intended to explore opportunities to sell a number of its consumer publishing assets in its Professional Development business as they no longer align with the Company’s long-term business strategy.  Those assets include travel (including the well-known Frommer’s brand), culinary, general interest, nautical, pets, crafts, Webster’s New World, and CliffsNotes.

Sale of Travel Publishing Program:

On August 10, 2012, the Company entered into a definitive agreement with Google, Inc. (“Google”) for the sale of its travel publishing program, including all of its interests in the Frommer’s, Unofficial Guides, and WhatsonWhen brands for approximately $22 million in cash, of which $3.3 million is held in escrow related to standard commercial representations and warranties. The effective date of the transaction was August 31, 2012.  As a result, the Company recorded a $9.8 million pre-tax gain on the sale, or $6.2 million after tax ($0.10 per share), in the second quarter of fiscal year 2013.  In connection with the sale, the Company also entered into a transition services agreement.

Sale and Impairment of the Culinary, CliffsNotes and Webster’s New World Publishing Programs:

In September 2012, the Company entered into negotiations with Houghton Mifflin Harcourt (“HMH”) regarding the sale of the Company’s culinary, CliffsNotes, and Webster’s New World Dictionary consumer publishing programs.  As a result, the Company started accounting for these publishing programs as Assets Held for Sale. Under this accounting treatment, the Company reclassified approximately $22.0 million of Assets Held for Sale to the Prepaid and Other line item on the Condensed Consolidated Statements of Financial Position. The assets consisted of: Inventory ($4.4 million); Product Development Assets ($9.5 million); Intangible Assets ($6.1 million); Goodwill ($1.8 million); and other working capital ($0.2 million). The Company recorded a pre-tax impairment charge of approximately $12.1 million, or $7.5 million after tax ($0.12 per share), in the second quarter of fiscal year 2013 to reduce the carrying value of the Assets Held for Sale to approximately $9.9 million, which represents their fair value, based on the estimated sales price, less costs to sell of $1.1 million.

Subsequently, on November 5, 2012, the Company signed an agreement to sell the culinary, CliffsNotes, and Webster’s New World Dictionary publishing programs to HMH for approximately $11.0 million in cash, which approximated the estimated sale price.  In connection with the sale, the Company also entered into a transition services agreement.

Impairment of Certain Other Consumer Publishing Programs:

The Company is continuing to explore opportunities to sell its remaining consumer publishing programs which include pets, crafts, nautical and general interest.  If a sale is not feasible, the Company plans to discontinue publishing within these remaining programs.  As a result, in the second quarter of fiscal year 2013, the Company recorded a pre-tax impairment charge of $3.4 million, or $2.1 million after tax ($0.04 per share), to reduce the carrying value of inventory and royalty advances within the consumer publishing programs to their estimated realizable value.

8.     Restructuring Charges

As part of the Company’s ongoing transition and transformation to digital products and services, certain activities have been identified that will either be discontinued, outsourced, or relocated to a lower cost region.  As a result, the Company recorded a pre-tax restructuring charge of approximately $4.8 million, or $3.5 million after tax ($0.06 per share), in the first quarter of fiscal year 2013 for redundancy and separation benefits, which is reflected in the Restructuring Charges line item of the Condensed Consolidated Statements of Income. Approximately $3.0 million, $1.3 million and $0.2 million of the restructuring charge was recorded within the Scientific, Technical, Medical and Scholarly (“STMS”), Professional Development (“PD”), and Global Education (“GEd”) reporting segments, respectively, with the remainder recognized in Shared Service costs.

During the three and six months ended October 31, 2012, the Company made severance payments of approximately $0.6 million and $1.3 million, respectively, resulting in a remaining liability of approximately $3.5 million as of October 31, 2012, which is reflected in the Accrued Employment Costs line item in the Condensed Consolidated Statements of Financial Position.  The remaining severance payments are expected to be completed by July 31, 2013.

9.     Segment Information

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

In the second quarter of fiscal year 2013, the Company changed the name of its Professional/Trade segment to Professional Development. The change is part of a portfolio realignment to focus on content and workflow solutions for professionals in business, finance, accounting, talent management, leadership, technology, behavioral health, engineering/architecture and professional education.

As of May 1, 2012, the Company changed its internal reporting of segment measures for the purposes of assessing performance and making resource allocation decisions. Accordingly, the Company now reports on segment performance after the allocation of certain direct Shared Services and Administrative Costs, identified as Contribution to Profit. These costs were previously reported as independent activities and not reflected within each segment's operating results. In addition, the management responsibility and reporting of certain PD and GEd product lines were realigned as of May 1, 2012.  Prior year results have been restated for comparative purposes for each of the changes described above.

Segment information is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended October 31,		Ended October 31,
	2012	2011	2012	2011

SCIENTIFIC, TECHNICAL, MEDICAL AND SCHOLARLY:

Revenue	$249,831	$251,070	$485,777	$503,785

Direct Contribution to Profit	$108,992	$107,182	$200,255	$213,339
Allocated Shared Services and Administrative Costs:
Distribution	(11,759)	(12,454)	(23,318)	(24,845)
Technology Services	(18,722)	(17,278)	(35,184)	(32,669)
Occupancy and Other	(6,051)	(5,718)	(11,770)	(11,288)
Contribution to Profit	$72,460	$71,732	$129,983	$144,537

PROFESSIONAL DEVELOPMENT:

Revenue	$101,281	$109,714	$203,254	$208,739

Direct Contribution to Profit (*)	$19,963	$29,822	$41,169	$51,782
Allocated Shared Services and Administrative Costs:
Distribution	(10,367)	(11,483)	(20,741)	(22,911)
Technology Services	(7,372)	(6,288)	(14,551)	(12,254)
Occupancy and Other	(3,249)	(3,831)	(6,585)	(7,586)
Contribution to Profit/(Loss) (*)	$(1,025)	$8,220	$(708)	$9,031

GLOBAL EDUCATION:

Revenue	$80,643	$86,201	$153,458	$164,530

Direct Contribution to Profit	$28,871	$32,959	$50,774	$60,704
Allocated Shared Services and Administrative Costs:
Distribution	(3,779)	(3,913)	(7,572)	(7,623)
Technology Services	(7,389)	(6,807)	(14,747)	(12,976)
Occupancy and Other	(1,811)	(1,732)	(3,695)	(3,502)
Contribution to Profit	$15,892	$20,507	$24,760	$36,603

Total Contribution to Profit	$87,327	$100,459	$154,035	$190,171
Unallocated Shared Services and Administrative Costs	(24,386)	(28,472)	(52,099)	(58,032)
Operating Income	$62,941	$71,987	$101,936	$132,139

(*) Professional Development Direct Contribution to Profit and Contribution to Profit/(Loss) for the three and six months ended October 31, 2012 include the effects of a $15.5 million impairment charge on certain assets within its consumer publishing programs and a $9.8 million gain on the sale of its travel publishing program (see Note 7 for further discussion of these items).

10.	Inventories

Inventories were as follows (in thousands):
	As of October 31,		As of April 30,
	2012	2011	2012

Finished goods	$71,335	$81,835	$86,954
Work-in-process	6,423	7,779	6,487
Paper, cloth and other	9,507	11,612	8,072
	87,265	101,226	101,513
Inventory value of estimated sales returns	8,564	9,764	7,246
LIFO reserve	(6,521)	(6,132)	(7,522)
Total inventories	$89,308	$104,858	$101,237

11.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of October 31,		As of April 30,
	2012	2011	2012
Intangible assets with indefinite lives:
Brands and trademarks	$158,947	$171,633	$165,896
Content and publishing rights	100,270	107,455	102,031
	$259,217	$279,088	$267,927

Net intangible assets with determinable lives:
Content and publishing rights	$563,106	$560,257	$567,052
Customer relationships	161,248	47,711	66,237
Brands and trademarks	12,407	11,154	13,973
Covenants not to compete	770	305	306
	$737,531	$619,427	$647,568
Total	$996,748	$898,515	$915,495

12.	Income Taxes

The effective tax rate for the first six months of fiscal year 2013 was 18.4% compared to 21.6% in the prior year.  During the first quarters of fiscal years 2013 and 2012, the Company recorded non-cash deferred tax benefits of $8.4 million ($0.14 per share) and $8.8 million ($0.14 per share), respectively, principally associated with new tax legislation enacted in the United Kingdom (“U.K.”) that reduced the U.K. statutory income tax rates by 2% in each period. The benefits recognized by the Company reflect the remeasurement of all applicable U.K. deferred tax balances to the new income tax rates. The U.K. deferred tax balances are reflected at 23% as of October 31, 2012. Excluding the impact of the U.K. deferred tax benefits; the restructuring charges (see Note 8); the consumer publishing impairment charges (see Note 7) and the gain on sale of the travel publishing program (see Note 7), the Company’s effective tax rate decreased from 28.4% to 27.8% principally due to higher onetime tax benefits on non-U.S. earnings in the first six months of fiscal year 2013.

Payments Related to Tax Audit in Germany

In fiscal year 2003, the Company merged several of its German subsidiaries into a new operating entity which enabled the Company to increase (“step-up”) the tax deductible net asset basis of the merged subsidiaries to fair market value. The expected tax benefits to be derived from the step-up are approximately 50 million euros claimed as amortization over 15 years beginning in fiscal year 2003. As part of its routine tax audit process, the German tax authorities notified the Company in May 2012 that they are challenging the Company’s tax position with respect to the amortization of certain stepped-up assets. The Company’s management and its advisors believe that it is “more likely than not” to successfully defend that the tax treatment was proper and in accordance with German tax regulations. The circumstances are not unique to the Company.

In June 2012, the Company made a 24 million euro deposit related to amortization claimed on certain “stepped-up” assets through fiscal year 2007.  Under German tax law, the Company must pay all contested taxes and the related interest to have the right to defend its position challenged by authorities.  The Company expects that it will be required to deposit additional amounts up to 33 million euros plus interest in future periods until the issue is resolved. The challenge is expected to ultimately be decided in court and could take several years to reach resolution. If the Company is successful, as expected, the tax deposits will be returned with 6% simple interest, based on current German legislation. As of October 31, 2012, the USD equivalent of the deposit and accrued interest is approximately $32.7 million and is recorded within Other Assets on the Condensed Consolidated Statements of Financial Position. The Company records the accrued interest at 6% within the Provision for Income Taxes in the Condensed Consolidated Statements of Income.

13.	Defined Benefit Retirement Plans

The components of net pension expense for the defined benefit plans were as follows (in thousands):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2012	2011	2012	2011

Service Cost	$4,591	$4,198	$9,157	$8,408
Interest Cost	6,922	6,967	13,789	13,994
Expected Return on Plan Assets	(7,778)	(7,284)	(15,492)	(14,642)
Net Amortization of Prior Service Cost	245	230	490	454
Recognized Net Actuarial Loss	2,343	1,254	4,670	2,510
Net Pension Expense	$6,323	$5,365	$12,614	$10,724

 Employer pension plan contributions were $8.4 million and $7.6 million for the six months ended October 31, 2012 and 2011, respectively.

14.   Derivative Instruments and Hedging Activities

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

Interest Rate Contracts:

The Company had $701.9 million of variable rate loans outstanding at October 31, 2012, which approximated fair value. As of October 31, 2012, the Company maintained two interest rate swap agreements that were designated as fully effective cash flow hedges as defined under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging”. During the first six months of the prior fiscal year, only one of the interest rate swap agreements was maintained by the Company. As a result, there was no impact on the Company’s Condensed Consolidated Statements of Income for changes in the fair value of the interest rate swaps.  Under ASC 815, fully effective derivative instruments that are designated as cash flow hedges have changes in their fair value recorded initially within Accumulated Other Comprehensive Loss in the Condensed Consolidated Statements of Financial Position. As interest expense is recognized based on the variable rate loan agreements, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated Other Comprehensive Loss to Interest Expense in the Condensed Consolidated Statements of Income. It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.

On August 19, 2010, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding.  Under the terms of the agreement, the Company pays a fixed rate of 0.8% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a twenty-nine month period ending January 19, 2013.  As of October 31, 2012, the notional amount of the interest rate swap was $125.0 million.

On March 30, 2012, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.645% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a three-year period ending March 31, 2015. As of October 31, 2012, the notional amount of the interest rate swap was $250.0 million.

The Company records the fair value of its interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of October 31, 2012 and 2011 and April 30, 2012 was a net deferred loss of $1.9 million, $0.7 million, and $1.7 million, respectively.  Based on the maturity dates of the contracts, approximately $0.2 million and $1.7 million of the deferred loss as of October 31, 2012, and $0.5 million and $1.2 million of the deferred loss as of April 30, 2012, was recorded in Other Accrued Liabilities and Other Long-Term Liabilities in the Condensed Consolidated Statements of Financial Position, respectively. As of October 31, 2011, the entire deferred loss was recorded in Other Long-Term Liabilities. Net losses that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the three months ended October 31, 2012 and 2011 were $0.5 million and $0.2 million, respectively. Net losses that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the six months ended October 31, 2012 and 2011 were $0.9 million and $0.4 million, respectively.

Foreign Currency Contracts:

The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Losses in the Condensed Consolidated Statements of Income, and carried at their fair value in the Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Losses. During the first six months of fiscal years 2013 and 2012, the Company did not designate any forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities. The fair values of the contracts were measured on a recurring basis using Level 2 inputs. As of October 31, 2012 and 2011, the fair values of the open forward exchange contracts were gains/(losses) of approximately $0.7 million and $(0.2) million, respectively, and were recorded within the Prepaid and Other and Other Accrued Liabilities line items on the Condensed Consolidated Statements of Financial Position, respectively. For the three months ended October 31, 2012 and 2011, the gains/(losses) recognized on the forward contracts were $0.7 million and $(0.5) million, respectively. For the six months ended October 31, 2012 and 2011, the gains/(losses) recognized on the forward contracts were $0.6 million and $(0.2) million, respectively. As of October 31, 2012 and 2011, the total notional amounts of the open forward exchange contracts in U.S. dollars were $71.4 million and $66.2 million, respectively. The Company did not maintain any open forward contracts as of April 30, 2012.

15.    Subsequent Event

On November 1, 2012, the Company acquired all of the stock of Efficient Learning Systems, Inc. (“ELS”) for approximately $24.0 million in cash, net of cash acquired. ELS is an e-learning system provider focused in the areas of professional finance and accounting.  ELS’ flagship product, CPAexcel, is a modular, digital platform comprised of online self-study, videos, mobile apps, and sophisticated planning tools that has helped over 65,000 professionals prepare for the CPA exam since 1998. The acquisition enhances Wiley’s position in the growing CPA test preparation market and provides the Company with a scalable platform that can be leveraged across other areas of its Professional Development business. ELS was generating annual revenue of approximately $7 million prior to the acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – SECOND QUARTER ENDED OCTOBER 31, 2012

Throughout this report, references to amounts “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses.  Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location. For the second quarters of fiscal years 2013 and 2012, the quarterly average exchange rates to convert British pounds sterling to U.S. dollars were 1.59 and 1.60, respectively.  The quarterly average exchange rates to convert euros into U.S. dollars for the same periods were 1.27 and 1.40, respectively. Unless otherwise noted, all variance explanations below are on a currency neutral basis.

Revenue and Gross Profit:

Revenue for the second quarter of fiscal year 2013 declined 3% to $431.8 million reflecting lower print book sales in all three businesses, partially offset by journal subscription growth and digital book sales.

Gross profit for the second quarter of fiscal year 2013 of 70.0% was 30 basis points lower than prior year mainly due to lower print book volume, partially offset by higher margin incremental revenue from the Inscape acquisition, completed in the fourth quarter of fiscal year 2012, and digital book growth.

Operating and Administrative Expenses:

Operating and administrative expenses for the second quarter of fiscal year 2013 of $224.0 million were 4% lower than prior year, or 3% excluding the favorable impact of foreign exchange. The decrease was mainly driven by cost containment initiatives ($5 million), lower employment costs ($2 million), lower journal and book distribution costs ($1 million), lower technology costs ($1 million) and lower facility costs ($1 million) partially offset by incremental costs associated with Inscape ($3 million).

Impairment of Consumer Publishing Programs:

In September 2012, the Company entered into negotiations with Houghton Mifflin Harcourt (“HMH”) regarding the sale of the Company’s culinary, CliffsNotes, and Webster’s New World Dictionary consumer publishing programs. As a result, the Company began accounting for these publishing programs as Assets Held for Sale. The Company recorded a pre-tax impairment charge of $12.1 million ($0.12 per share) in the second quarter of fiscal year 2013 to reduce the carrying value of the assets within these programs to their fair value, based on the estimated sales price, less costs to sell.  Subsequently, on November 5, 2012, the Company completed the sale of these publishing programs to Houghton Mifflin Harcourt (“HMH”) for approximately $11.0 million in cash, which approximated the estimated sale price.  In connection with the sale, the Company also entered into a transition services agreement.

The Company is continuing to explore opportunities to sell its remaining consumer publishing programs which include pets, crafts, nautical and general interest.  If a sale is not feasible, the Company plans to discontinue publishing within these remaining programs.  As a result, in the second quarter of fiscal year 2013, the Company recorded a pre-tax impairment charge of $3.4 million ($0.04 per share) to reduce the carrying value of inventory and royalty advances within these consumer publishing programs to their estimated realizable value.

Gain on Sale of Travel Publishing Program:

On August 10, 2012, the Company entered into a definitive agreement with Google, Inc. (“Google”) for the sale of its travel publishing program, including all of its interests in the Frommer’s, Unofficial Guides, and WhatsonWhen brands for approximately $22 million in cash, of which $3.3 million is held in escrow. The effective date of the transaction was August 31, 2012.  As a result, the Company recorded a $9.8 million pre-tax gain on the sale ($0.10 per share) in the second quarter of fiscal year 2013.  In connection with the sale, the Company also entered into a transition services agreement.

Interest Expense/Income, Foreign Exchange and Other:

Interest expense for the second quarter of fiscal year 2013 increased $1.1 million to $2.9 million mainly due to higher interest rates.  The Company’s average cost of borrowing during the current quarter was approximately 2.1% compared with 1.1% in the prior year period.  In the second quarters of fiscal years 2013 and 2012, the Company recognized foreign exchange transaction losses of $1.5 million and $0.7 million, respectively.  Interest income and other for the second quarters of fiscal years 2013 and 2012 were $0.7 million and $1.3 million, respectively.

Provision for Income Taxes:

The effective tax rate for the second quarter of fiscal year 2013 was 27.3% compared to 28.2% in the prior year.  Excluding the impact the consumer publishing program impairment charges and the gain on the sale of the travel program, the Company’s effective tax rate increased from 28.2% to 28.5%.

Earnings Per Share:

Earnings per diluted share for the second quarter of fiscal year 2013 decreased 14% to $0.71.  Excluding the effects of unfavorable foreign exchange ($0.02 per share), the consumer publishing program impairment charges ($0.16 per share) and the gain on sale of the travel publishing program ($0.10 per share), earnings per diluted share decreased 5% or $0.04 per share.

Second Quarter Segment Results

Scientific, Technical, Medical and Scholarly (STMS):
	For the Three Months
	Ended October 31,			% change
Dollars in thousands	2012	2011	% change	w/o FX
Journal Subscriptions	$162,240	$160,133	1%	2%
Books	41,131	44,073	-7%	-6%
Other Publishing Income	46,460	46,864	-1%	1%
TOTAL REVENUE	$249,831	$251,070	0%	1%

GROSS PROFIT	183,910	185,837	-1%	0%
Gross Profit Margin	73.6%	74.0%

Direct Expenses & Amortization	(74,918)	(78,655)	-5%	-3%

DIRECT CONTRIBUTION TO PROFIT	$108,992	$107,182	2%	3%
Direct Contribution Margin	43.6%	42.7%

Allocated Shared Services and Administrative Costs:
Distribution	(11,759)	(12,454)	-6%	-5%
Technology Services	(18,722)	(17,278)	8%	8%
Occupancy and Other	(6,051)	(5,718)	6%	9%
CONTRIBUTION TO PROFIT	$72,460	$71,732	1%	2%
Contribution Margin	29.0%	28.6%

Revenue:

STMS revenue for the second quarter of fiscal year 2013 of $249.8 million was flat with the prior year, but increased 1% excluding the unfavorable impact of foreign exchange.  The increase was driven by journal subscriptions and other publishing income, partially offset by a decline in print books.

Journal Subscriptions

Journal subscription revenue for the second quarter of fiscal year 2013 increased 1% to $162.2 million, or 2% excluding the unfavorable impact of foreign exchange.  The growth was driven by new subscriptions ($2 million) and publication timing ($1 million).

Books

Book revenue for the second quarter of fiscal year 2013 decreased 7% to $41.1 million, or 6% excluding the unfavorable impact of foreign exchange.  The decline was driven by lower print book revenue ($3 million), partially offset by growth in digital books ($1 million). Approximately $0.7 million of revenue was delayed until November due to distribution interruptions caused by Hurricane Sandy.

Other Publishing Income

Other publishing income for the second quarter of fiscal year 2013 declined 1% to $46.5 million, but increased 1% excluding the unfavorable impact of foreign exchange. The growth was driven by increased sales of publishing rights ($2 million), revenue from funded access journal publications ($1 million) and article select ($1 million), partially offset by a reduction in journal reprints ($2 million) and other revenue ($1 million), mainly backfiles and advertising.

Total STMS Revenue by Region (on a currency neutral basis)
•	Americas grew 2% to $93.0 million
•	EMEA was flat at $141.6 million
•	Asia-Pacific decreased 4% to $15.2 million

Gross Profit:

Gross profit margin for the second quarter of fiscal year 2013 of 73.6% was 40 basis points lower than prior year.  The decline was mainly driven by lower print book volume. Higher royalty rates on society journals were offset by lower production costs due to the transition to higher margin digital products.

Direct Expenses and Amortization:

Direct expenses and amortization of $74.9 million decreased 5% from prior year, or 3% excluding the favorable impact of foreign exchange.  The decrease was mainly driven by lower accrued incentive compensation ($1 million) and other, mainly cost containment initiatives ($2 million).

Contribution to Profit:

Contribution to profit increased 1% to $72.5 million, or 2% excluding the unfavorable impact of foreign exchange.  Contribution margin in the second quarter of fiscal year 2013 of 29.0% was 40 basis points higher than prior year mainly due to lower operating expenses as a percentage of revenue growth.

Society Partnerships
•	5 new society journals were signed in the quarter with combined annual revenue of approximately $2 million
•	14 renewals/extensions were signed with approximately $7 million in combined annual revenue
•	No society contracts were lost

New Society Contracts
•	Journal of Clinical Pharmacology for the American College of Clinical Pharmacology
•	Mining + Geo in cooperation with the DGGT- German Society for Geotechnical Engineering
•	Political Science Quarterly for the Academy of Political Science
•	World Psychiatry for the World Psychiatric Association
•	Geoscience Data Journal for the Royal Meteorological Society, an open access journal

Open Access Survey and Performance

In October, Wiley announced the results of an author survey on open access. Over ten thousand authors from across Wiley’s journal portfolio responded to questions about gold open access, where their institution or funding body pays a fee to ensure the article is made open access.  The research explored the factors that authors assess when deciding where to publish, and whether to publish gold open access.  Among the top factors considered by authors were the relevance and scope of the journal, the journal’s impact factor and the international reach of the journal. Of the 10,600 respondents, 30% had published at least one gold open access paper, and 79% stated that open access was more prevalent in their discipline than three years ago.  Among authors yet to publish open access, the list of reasons given included a lack of high profile open access journals (48%), lack of funding (44%) and concerns about quality (34%). Authors said they would publish in an open access journal if it had a high impact factor, if it were well regarded and if it had a rigorous peer review process. Wiley continues to show solid open access revenue growth, doubling its author funded revenue in the second quarter.  An open access option is available for individual journal articles to authors in 81% of the journals Wiley publishes.

Nobel Prize Winners

Wiley is proud to announce that eight 2012 Nobel Prize winners have published their work with Wiley. To celebrate the achievements of all Nobel winners, Wiley is making a selection of content from this and past years’ winners of Nobel Prizes in all areas free to access until the end of the year.  Wiley-published winners include:  Sir John B. Gurdon, UK, and Professor Shinya Yamanaka, Japan, awarded the Nobel Prize in Physiology or Medicine; Professor Robert J. Lefkowitz and Professor Brian K. Kobilka, USA, awarded the Nobel Prize in Chemistry; and Professor Serge Haroche, France and Dr. David J. Wineland, USA, awarded the Nobel Prize in Physics.  The Sveriges Riksbank Prize in Economic Sciences in Memory of Alfred Nobel for 2012 has been awarded jointly to Professors Alvin E. Roth and Lloyd S. Shapley, of the USA.

Research4Life

The Company and other Research4Life partners announced that they have agreed to extend their partnership through 2020. Research4Life (www.research4life.org) currently provides over 6,000 institutions in more than 100 developing countries with free or low cost access to peer-reviewed online content from the world’s leading scientific, technical and medical publishers. The renewed commitment will ensure that the 18,000 peer reviewed scientific journals, books and databases now available through the public-private Research4life partnership will continue to reach research communities in low- and middle-income countries.

Professional Development (PD):

In the second quarter of fiscal year 2013, the Company changed the name of its Professional/Trade segment to Professional Development. The change is part of a portfolio realignment to focus on content and workflow solutions for professionals in business, finance, accounting, talent management, leadership, technology, behavioral health, engineering/architecture and professional education.

	For the Three Months
	Ended October 31,			% change
Dollars in thousands	2012	2011	% change	w/o FX (a)
Books	$83,393	$96,634	-14%	-13%
Training and Assessment	6,818	1,297
Other Publishing Income	11,070	11,783	-6%	-4%
TOTAL REVENUE	$101,281	$109,714	-8%	-7%

GROSS PROFIT	65,060	69,489	-6%	-6%
Gross Profit Margin	64.2%	63.3%

Direct Expenses & Amortization	(39,405)	(39,667)	-1%	-1%
Impairment of Consumer Publishing Programs (see page 16)	(15,521)	-
Gain on Sale of Travel Publishing Program (see page 16)	9,829	-

DIRECT CONTRIBUTION TO PROFIT	$19,963	$29,822	-33%	-13%
Direct Contribution Margin	19.7%	27.2%

Allocated Shared Services and Administrative Costs:
Distribution	(10,367)	(11,483)	-10%	-10%
Technology Services	(7,372)	(6,288)	17%	17%
Occupancy and Other	(3,249)	(3,831)	-15%	-15%
CONTRIBUTION TO PROFIT/(LOSS)	$(1,025)	$8,220	-112%	-39%
Contribution Margin	-1.0%	7.5%

(a) Adjusted to exclude the fiscal year 2013 gain on sale of the travel publishing program and the asset impairment charges related to the remaining consumer publishing programs.

Revenue:

PD revenue for the second quarter of fiscal year 2013 decreased 8% to $101.3 million, or 7% excluding the unfavorable impact of foreign exchange.  The decline was driven by lower print book revenue and other publishing income, partially offset by incremental revenue from the Inscape training and assessment business acquired in the fourth quarter of fiscal year 2012 ($6 million). The decline in book revenue was driven by continued softness in global retail channels for the legacy print business, particularly consumer titles sold or discontinued. The travel publishing program, which was sold on August 10, 2012, contributed $1.0 million to the revenue decline, while the remaining consumer publishing programs that will be sold or discontinued contributed $5.3 million to the decline.  In addition, approximately $2.0 million of revenue was delayed until November due to distribution interruptions caused by Hurricane Sandy. Digital revenue grew 50% in the second quarter of fiscal year 2013 to approximately $22 million.  Digital revenue accounted for 22% of PD revenue in the second quarter of fiscal year 2013, compared to 13% in the prior year.

Total PD Revenue by Region (on a currency neutral basis)
•	Americas declined 9% to $78.9 million
•	EMEA decreased 3% to $14.7 million
•	Asia-Pacific increased 9% to $7.7 million

Total PD Revenue by Major Category (on a currency neutral basis)
•	Business rose 7% to $38.2 million, with solid growth from Inscape and the Certified Financial Analyst Institute (CFA) partnership
•	Consumer fell 32% to $24.1 million
•	Technology decreased 7% to $19.9 million
•	Professional Education was down 12% to $6.8 million
•	Architecture declined 13% to $6.4 million
•	Psychology decreased 6% to $3.3 million

Gross Profit:

Gross profit margin for the second quarter of fiscal year 2013 of 64.2% was 90 basis points higher than prior year reflecting higher margin revenue from the Inscape acquisition and growth in digital books partially offset by lower print volume.

Direct Expenses and Amortization:

Direct expenses and amortization for the second quarter of fiscal year 2013 declined 1% to $39.4 million.  The decrease was mainly driven by lower accrued incentive compensation ($1 million), reduced headcount ($1 million) and cost containment initiatives ($1 million), partially offset by incremental costs associated with Inscape operations ($3 million).

Contribution to Profit/(Loss):

In the second quarter of fiscal year 2013, contribution to profit/(loss) decreased $9.2 million to ($1.0) million.  On a currency neutral basis and excluding the impairment charges on the consumer publishing program and gain on sale of the travel publishing program, contribution to profit/(loss) declined $3.4 million to $4.7 million. On a currency neutral basis and excluding the impairment charges and gain on sale, contribution margin was 4.6% in the second quarter of fiscal year 2013 with the decline mainly driven by lower revenue.

Acquisitions

In November, the Company acquired Efficient Learning Systems, Inc. (“ELS”) an e-learning system provider focused in the areas of professional finance and accounting, for $24 million.  The acquisition helps Wiley become a leader in the growing global online CPA exam preparation market and will accelerate our e-learning strategies with capabilities that can be leveraged with other accounting and financial certifications. Annual revenue is expected to be approximately $7 million and for fiscal year 2013 modestly dilutive to earnings.

Product Launches
•
Tax Preparer launched in October 2012.  RTRPTestBank.com contains 1000+ multiple choice questions that allow users studying for the Registered Tax Return Preparer exam to create unlimited practice tests and custom quizzes in a format similar to the actual exam.  Candidates can purchase subscriptions through the marketing website, PasstheTaxExam.com, which also sells additional products and provides social features.

•
CMA Review (1st of two phases) launched in October 2012, WileyCMA.com provides Certified Management Accountant exam candidates with review guides, practice software, study tips, and exam resources.  In partnership with the Institute of Management Accountants (“IMA”), Wiley will now take over the production and sales of CMA review titles.  With this first release, we are selling access to the IMA’s Test Bank and additional titles.

•
Pfeiffer Assessment Platform Release - launched on September 9, 2012, this release added the Treasurer Self and Treasurer 360 assessments as well as enhancements to the Administrative functionality, and simplified registration.

•
Sybex Video Training DVDs and Streaming Websites - released in September and October 2012, these products are available as DVD-ROMs, online streaming products, or as downloadable files.  Using hands-on lessons with step-by-step instruction, the high-definition video training products cover the essential features of the top-selling software packages from Autodesk, each featuring up to eight hours of training.

Global Education (GEd):
	For the Three Months
	Ended October 31,			% change
Dollars in thousands	2012	2011	% change	w/o FX
Print Books	$48,793	$57,093	-15%	-14%
Non-Traditional & Digital	29,694	26,919	10%	10%
Other Publishing Income	2,156	2,189	-2%	-2%
TOTAL REVENUE	$80,643	$86,201	-6%	-6%

GROSS PROFIT	53,231	58,992	-10%	-10%
Gross Profit Margin	66.0%	68.4%

Direct Expenses & Amortization	(24,360)	(26,033)	-6%	-6%

DIRECT CONTRIBUTION TO PROFIT	$28,871	$32,959	-12%	-12%
Direct Contribution Margin	35.8%	38.2%

Allocated Shared Services and Administrative Costs:
Distribution	(3,779)	(3,913)	-3%	-3%
Technology Services	(7,389)	(6,807)	9%	9%
Occupancy and Other	(1,811)	(1,732)	5%	5%
CONTRIBUTION TO PROFIT	$15,892	$20,507	-23%	-22%
Contribution Margin	19.7%	23.8%

Revenue:

GEd revenue for the second quarter of fiscal year 2013 decreased 6% to $80.6 million.  The decline reflects lower revenue from print textbooks, partially offset by growth in non-traditional and digital revenue.

Print Books

Print book revenue for the second quarter of fiscal year 2013 declined 15% to $48.8 million, or 14% excluding the unfavorable impact of foreign exchange. The decrease was mainly driven by enrollment declines, particularly in the for-profit schools sector, and the impact of rentals on the traditional textbook business.  Approximately $1.5 million of revenue was delayed until November due to distribution interruptions caused by Hurricane Sandy.

Non-Traditional & Digital Content

Non-traditional and digital content revenue, which includes WileyPLUS, eBooks, digital content sold directly to institutions, binder editions and custom publishing, increased 10% to $29.7 million in the second quarter of fiscal year 2013 principally due to growth in WileyPLUS and digital sales to institutions.  Non-traditional and digital content revenue accounted for 37% of total GEd revenue, as compared to only 31% in the prior year.

Total GEd Revenue by Region (on a currency neutral basis)
•	Americas declined 7% to $61.7 million
•	EMEA fell 4% to $7.1 million
•	Asia-Pacific decreased 5% to $11.8 million

Total GEd Revenue by Major Subject (on a currency neutral basis)
•	Engineering and Computer Science grew 5% to $12.7 million
•	Science fell 12% to $16.9 million
•	Business and Accounting declined 12% to $19.3 million
•	Social Science decreased 9% to $13.7 million
•	Math fell 3% to $8.2 million
•	Microsoft Official Academic Course (MOAC) grew 5% to $2.8 million

Gross Profit:

Gross profit margin for the second quarter of fiscal year 2013 was 66.0% compared to 68.4% in the prior year.  The decline was mainly driven by lower print textbook volume and higher composition costs to support WileyPLUS course development.

Direct Expenses and Amortization:

Direct expenses and amortization decreased 6% to $24.4 million in the second quarter of fiscal year 2013 principally due to travel and editorial cost containment initiatives.

Contribution to Profit:

Contribution to profit for the second quarter of fiscal year 2013 decreased $4.6 million to $15.9 million.  Contribution margin for the second quarter of fiscal year 2013 was 19.7% compared to 23.8% in the prior year, with the decline mainly driven by lower revenue.

Acquisition

On October 25, 2012, the Company acquired Deltak.edu (“Deltak”) for approximately $220 million. Deltak, based in Chicago, creates and manages online degree programs for traditional non-profit colleges and universities. This acquisition positions Wiley as an online Educational Services Provider and expands the services and content value chain for how people teach and learn. Through Deltak, Wiley will now provide a complete solution to help traditional colleges and universities transition their programs into valuable online experiences offering market research, instructional design, marketing, and student recruitment and retention services with the goal of boosting the quality and efficacy of online and hybrid programs. Deltak also provides Wiley with access to high-growth markets and a variety of capabilities and technologies for its expansion into custom online courses and curriculum development. Wiley offers Deltak a stable base for new program investment, the ability to accelerate their growth globally, access to professional consumers and expanded offerings of content and faculty development. Today Deltak supports more than 100 online programs. Deltak reported revenue of $54 million for its most recently completed fiscal year end, September 30, 2012, representing growth of 23% over the prior fiscal year. For the remainder of Wiley’s fiscal year, Deltak is expected to contribute approximately $36 million of revenue and be modestly dilutive to earnings per share.

Shared Services and Administrative Costs
	For the Three Months
	Ended October 31,			% change
Dollars in thousands	2012	2011	% change	w/o FX (a)

Distribution	$25,785	$27,845	-7%	-7%
Technology Services	35,577	35,422	0%	1%
Finance	11,233	11,023	2%	3%
Other Administration	22,290	23,686	-6%	-5%
Total	$94,885	$97,976	-3%	-3%

Shared services and administrative costs for the second quarter of fiscal year 2013 decreased 3% to $94.9 million. The decrease was mainly driven by lower journal and book distribution costs due to the migration from print to digital products and lower volume ($2 million), and lower facility costs ($1 million).

RESULTS OF OPERATIONS – SIX MONTHS ENDED OCTOBER 31, 2012

Throughout this report, references to amounts “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses.  Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location.  For the first six months of fiscal years 2013 and 2012, the average exchange rates to convert British pounds sterling to U.S. dollars were 1.58 and 1.61, respectively.  The average exchange rates to convert euros into U.S. dollars for the same periods were 1.27 and 1.42, respectively.  Unless otherwise noted, all variance explanations below are on a currency neutral basis.

Revenue and Gross Profit:

Revenue for the first half of fiscal year 2013 declined 4% to $842.5 million, or 2% excluding the unfavorable impact of foreign exchange.  Declines occurred in each of the Company’s three core businesses, partially offset by incremental PD revenue from the Inscape acquisition ($11 million).

Gross profit margin for the first half of fiscal year 2013 of 69.5% was 60 basis points lower than prior year mainly due to lower print book volume, higher royalty rates on new STMS society journals and an increase in composition spending to support the GEd front list, partially offset by higher margin incremental revenue from the Inscape acquisition completed in the fourth quarter of fiscal year 2012.

Operating and Administrative Expenses:

Operating and administrative expenses for the first six months of fiscal year 2013 of $454.0 million were 2% lower than prior year, or 1% excluding the favorable impact of foreign exchange.  The decrease was mainly driven by cost containment initiatives ($5 million), lower journal and book distribution costs due to the migration from print to digital products ($2 million), lower rent and facility costs ($2 million) and lower operating expenses due to the divestment of the consumer publishing program ($1 million), partially offset by higher employment costs ($2 million); and incremental costs associated with Inscape operations ($5 million).

Restructuring Charges:

In the first quarter of fiscal year 2013, the Company recorded a restructuring charge of $4.8 million ($0.06 per share) related to certain activities that will be discontinued, outsourced, or relocated to a lower cost region due to the Company’s ongoing transition and transformation to digital products and services.  Approximately $3.0 million, $1.3 million and $0.2 million of the restructuring charge was recorded within STMS, PD and GEd, respectively, with the remainder recognized in shared services and administrative costs.  The charge is expected to be fully recovered within 18 months.

Impairment of Consumer Publishing Programs:

In September 2012, the Company entered into negotiations with Houghton Mifflin Harcourt (“HMH”) regarding the sale of the Company’s culinary, CliffsNotes, and Webster’s New World Dictionary consumer publishing programs. As a result, the Company began accounting for these publishing programs as Assets Held for Sale. The Company recorded a pre-tax impairment charge of $12.1 million ($0.12 per share) in the second quarter of fiscal year 2013 to reduce the carrying value of the assets within these programs to their fair value, based on the estimated sales price, less costs to sell.  Subsequently, on November 5, 2012, the Company completed the sale of these publishing programs to Houghton Mifflin Harcourt (“HMH”) for approximately $11.0 million in cash, which approximated the estimated sale price.  In connection with the sale, the Company also entered into a transition services agreement.

The Company is continuing to explore opportunities to sell its remaining consumer publishing programs which include pets, crafts, nautical and general interest.  If a sale is not feasible, the Company plans to discontinue publishing within these remaining programs.  As a result, in the second quarter of fiscal year 2013, the Company recorded a pre-tax impairment charge of $3.4 million ($0.04 per share) to reduce the carrying value of inventory and royalty advances within these consumer publishing programs to their estimated realizable value.

Gain on Sale of Travel Publishing Program:

On August 10, 2012, the Company entered into a definitive agreement with Google, Inc. (“Google”) for the sale of key assets of its travel publishing program, including all of its interests in the Frommer’s, Unofficial Guides, and WhatsonWhen brands for approximately $22 million in cash, of which $3.3 million is held in an escrow. The effective date of the transaction was August 31, 2012.  As a result, the Company recorded a $9.8 million gain on the sale ($0.10 per share) in the second quarter of fiscal year 2013.  In connection with the sale, the Company also entered into a transition services agreement.

Interest Expense/Income, Foreign Exchange and Other:

Interest expense for the first six months of fiscal year 2013 increased $2.2 million to $5.7 million mainly due to higher interest rates.  The Company’s average cost of borrowing during the first half of fiscal year 2013 was approximately 2.1% compared with 1.1% in the prior year period.  In the first six months of fiscal years 2013 and 2012, the Company recognized foreign exchange transaction losses of $0.5 million and $1.0 million, respectively.  Interest income and other for the first half of fiscal years 2013 and 2012 were $1.2 million and $1.9 million, respectively.

Provision for Income Taxes:

The effective tax rate for the first six months of fiscal year 2013 was 18.4% compared to 21.6% in the prior year.  During the first quarters of fiscal years 2013 and 2012, the Company recorded non-cash deferred tax benefits of $8.4 million ($0.14 per share) and $8.8 million ($0.14 per share), respectively, principally associated with new tax legislation enacted in the U.K. that reduced the U.K. statutory income tax rates by 2% in each period.  The benefits recognized by the Company reflect the remeasurement of all applicable U.K. deferred tax balances to the new income tax rates.  The U.K. deferred tax balances are reflected at 23% as of October 31, 2012. Excluding the U.K deferred tax benefits and the impact of the impairment charges, restructuring charges and gain on sale described above, the Company’s effective tax rate decreased from 28.4% to 27.8% principally due to higher onetime tax benefits on non-U.S. earnings in the first half of fiscal year 2013.

Earnings Per Share:

Earnings per diluted share for the first half of fiscal year 2013 decreased 21% to $1.31.  Excluding the effects of unfavorable foreign exchange; the consumer publishing program impairment charges ($0.16 per share); the gain on sale of the travel publishing program ($0.10 per share); the restructuring charges ($0.06 per share) and the current and prior year deferred tax benefits associated with reductions in the U.K. corporate income tax rates ($0.14 per share each period), earnings per diluted share decreased 13% to $1.28 per share.

Segment Results for the Six Months Ended October 31, 2012

As of May 1, 2012, the Company changed its internal reporting of segment measures for the purposes of assessing performance and making resource allocation decisions. As a result, the Company now reports on segment performance after the allocation of certain direct Shared Services and Administrative Costs, identified as Contribution to Profit. These costs were previously reported as independent activities and not reflected within each segment's operating results. We will continue to report total Shared Services and Administrative Costs by function as management believes they are useful in understanding the Company’s overall performance. In addition, management responsibility and reporting of certain PD and GEd product lines were realigned as of May 1, 2012.  Prior year results have been restated for comparative purposes for each of the changes described above.

Scientific, Technical, Medical and Scholarly (STMS):
	For the Six Months
	Ended October 31,			% change
Dollars in thousands	2012	2011	% change	w/o FX (a)
Journal Subscriptions	$317,843	$323,429	-2%	0%
Books	78,238	81,816	-4%	-3%
Other Publishing Income	89,696	98,540	-9%	-6%
TOTAL REVENUE	$485,777	$503,785	-4%	-2%

GROSS PROFIT	354,752	369,935	-4%	-2%
Gross Profit Margin	73.0%	73.4%

Direct Expenses & Amortization	(151,531)	(156,596)	-3%	-1%
Restructuring Charges (see page 24)	(2,966)	-

DIRECT CONTRIBUTION TO PROFIT	$200,255	$213,339	-6%	-3%
Direct Contribution Margin	41.2%	42.3%

Allocated Shared Services and Administrative Costs:
Distribution	(23,318)	(24,845)	-6%	-4%
Technology Services	(35,184)	(32,669)	8%	9%
Occupancy and Other	(11,770)	(11,288)	4%	7%
CONTRIBUTION TO PROFIT	$129,983	$144,537	-10%	-6%
Contribution Margin	26.8%	28.7%

(a) Adjusted to exclude the fiscal year 2013 restructuring charges.

Revenue:

STMS revenue for the first half of fiscal year 2013 decreased 4% to $485.8 million, or 2% excluding the unfavorable impact of foreign exchange.  The decline was driven by other publishing income and print books.

Journal Subscriptions

Journal subscription revenue for the first six months of fiscal year 2013 decreased 2% to $317.8 million, but was flat excluding the unfavorable impact of foreign exchange as increased revenue from new society business ($2 million) was offset by publication timing ($2 million).

Books

Book revenue for the first half of fiscal year 2013 of $78.2 million declined 4% from prior year, or 3% excluding the unfavorable impact of foreign exchange as lower print book revenue ($5 million) was partially offset by growth in digital books ($3 million). Approximately $0.7 million of revenue was delayed until November due to distribution interruptions caused by Hurricane Sandy .

Other Publishing Income

Other publishing income for the first six months of fiscal year 2013 decreased 9% to $89.7 million, or 6% excluding the unfavorable impact of foreign exchange.  The decline was driven by lower sales of journal reprints ($6 million), backfiles ($3 million) and advertising revenue ($2 million), partially offset by increased sales of publishing rights ($2 million) and other ($2 million), mainly funded access revenue.

Total STMS Revenue by Region (on a currency neutral basis)
•	Americas fell 1% to $183.9 million
•	EMEA declined 2% to $272.3 million
•	Asia-Pacific decreased 3% to $29.6 million

Gross Profit:

Gross profit margin for the first half of fiscal year 2013 of 73.0% was 40 basis points lower than prior year.  The decline was mainly driven by the top-line results and higher royalty rates on new society journals, partially offset by the transition to digital products.

Direct Expenses and Amortization:

Direct expenses and amortization of $151.5 million decreased 3% from prior year, or 1% excluding the favorable impact of foreign exchange principally due to cost containment initiatives.

Contribution to Profit:

Contribution margin for the first six months of fiscal year 2013 was 26.8% compared to 28.7% in the prior year.  On a currency neutral basis and excluding the impact of the restructuring charge, contribution margin decreased 140 basis points to 27.4% principally due to lower gross profit margins and higher allocated technology costs due to investments in digital products and infrastructure. Contribution to profit decreased 10% to $130.0 million, or 6% excluding the unfavorable impact of foreign exchange and the restructuring charge.

Society Partnerships
•	12 new society journals were signed with combined annual revenue of approximately $4 million
•	22 renewals/extensions were signed with approximately $15 million in combined annual revenue
•	2 journal society contracts were lost with combined annual revenue of approximately $6 million

Professional Development (PD):
	For the Six Months
	Ended October 31,			% change
Dollars in thousands	2012	2011	% change	w/o FX (a)
Books	$167,528	$182,684	-8%	-8%
Training and Assessment	13,711	2,094
Other Publishing Income	22,015	23,961	-8%	-6%
TOTAL REVENUE	$203,254	$208,739	-3%	-2%

GROSS PROFIT	129,516	132,388	-2%	-1%
Gross Profit Margin	63.7%	63.4%

Direct Expenses & Amortization	(81,401)	(80,606)	1%	1%
Restructuring Charges (see page 24)	(1,254)	-
Impairment of Consumer Publishing Programs (see page 25)	(15,521)	-
Gain on Sale of Travel Publishing Program (see page 25)	9,829	-

DIRECT CONTRIBUTION TO PROFIT	$41,169	$51,782	-20%	-6%
Direct Contribution Margin	20.3%	24.8%

Allocated Shared Services and Administrative Costs:
Distribution	(20,741)	(22,911)	-9%	-9%
Technology Services	(14,551)	(12,254)	19%	19%
Occupancy and Other	(6,585)	(7,586)	-13%	-13%
CONTRIBUTION TO PROFIT/(LOSS)	$(708)	$9,031	-108%	-28%
Contribution Margin	-0.3%	4.3%

(a) Adjusted to exclude the fiscal year 2013 gain on sale of the travel publishing program, the asset impairment charges related to the remaining consumer publishing programs and the restructuring charges.

Revenue:

PD revenue for the first six months of fiscal year 2013 decreased 3% to $203.3 million, or 2% excluding the unfavorable impact of foreign exchange. The decline was driven by lower print book revenue and other publishing income, partially offset by incremental revenue from the Inscape training and assessment business acquired in the fourth quarter of fiscal year 2012 ($11 million).  The decline in book revenue was driven by continued softness in global retail channels for the legacy print business, particularly consumer titles sold or to be sold or discontinued. The travel publishing program, which was sold on August 10, 2012, contributed $1.7 million to the decline, while the remaining consumer publishing programs that will either be sold or discontinued contributed $5.3 million to the decline. In addition, approximately $2.0 million of revenue was delayed until November due to distribution interruptions caused by Hurricane Sandy. The decline in other publishing income was mainly driven by decreased advertising revenue and the sale of rights.

Total PD Revenue by Region (on a currency neutral basis)
•	Americas declined 2% to $161.9 million
•	EMEA decreased 4% to $26.5 million
•	Asia-Pacific increased 5% to $14.9 million

Total PD Revenue by Major Category (on a currency neutral basis)
•	Business rose 15% to $77.3 million, with solid growth from Inscape and the CFA product launch
•	Consumer fell 17% to $47.6 million
•	Technology declined 5% to $39.2 million

•	Professional Education was flat at $15.4 million
•	Architecture decreased 8% to $12.5 million
•	Psychology decreased to $6.7 million

Gross Profit:

Gross profit margin for the first half of fiscal year 2013 of 63.7% was 30 basis points higher than prior year primarily driven by higher margin revenue from the Inscape acquisition (180 basis points), partially offset by lower print book volume (150 basis points).

Direct Expenses and Amortization:

Direct expenses and amortization for the first six months of fiscal year 2013 increased 1% to $81.4 million.  The increase was mainly driven by incremental costs associated with the Inscape operations ($5 million) and annual merit increases ($1 million), partially offset by reduced headcount ($2 million), cost containment initiatives ($2 million) and lower accrued incentive compensation ($1 million).

Contribution to Profit:

Contribution to profit decreased $9.7 million in the first six months of fiscal year 2013.  Excluding the unfavorable impact of foreign exchange, the restructuring and impairment charges and the gain on sale, contribution to profit decreased $2.5 million to $6.2 million. On a currency neutral basis and excluding the impact of the restructuring and impairment charges and gain on sale, contribution margin decreased from 4.3% to 3.1% mainly due to lower revenue growth, partially offset by improved gross profit margins.

Global Education (GEd):
	For the Six Months
	Ended October 31,			% change
Dollars in thousands	2012	2011	% change	w/o FX (a)
Print Books	$97,060	$113,603	-15%	-13%
Non-Traditional & Digital Content	50,635	45,122	12%	12%
Other Publishing Income	5,763	5,805	-1%	3%
TOTAL REVENUE	$153,458	$164,530	-7%	-6%

GROSS PROFIT	101,423	112,390	-10%	-9%
Gross Profit Margin	66.1%	68.3%

Direct Expenses & Amortization	(50,480)	(51,686)	-2%	-2%
Restructuring Charges (see page 24)	(169)	-

DIRECT CONTRIBUTION TO PROFIT	$50,774	$60,704	-16%	-15%
Direct Contribution Margin	33.1%	36.9%

Allocated Shared Services and Administrative Costs:
Distribution	(7,572)	(7,623)	-1%	1%
Technology Services	(14,747)	(12,976)	14%	14%
Occupancy and Other	(3,695)	(3,502)	6%	8%
CONTRIBUTION TO PROFIT	$24,760	$36,603	-32%	-31%
Contribution Margin	16.1%	22.2%

(a) Adjusted to exclude the fiscal year 2013 restructuring charges.

Revenue:

GEd revenue for the first six months of fiscal year 2013 decreased 7% to $153.5 million, or 6% excluding the unfavorable impact of foreign exchange.  The decline reflects lower revenue from print books, partially offset by growth in non-traditional and digital content revenue.

Print Books

Print book revenue for the first half of fiscal year 2013 decreased 15% to $97.1 million, or 13% excluding the unfavorable impact of foreign exchange. The decrease was mainly driven by enrollment declines, particularly in the for-profit school sector, and the impact of rentals on the traditional textbook business.  Approximately $1.5 million of revenue was delayed until November due to distribution interruptions caused by Hurricane Sandy.

Non-Traditional & Digital Content

Non-traditional and digital content revenue, which includes WileyPLUS, eBooks, digital content sold directly to institutions, binder editions and custom publishing, increased 12% to $50.6 million in the first half of fiscal year 2013.  The growth mainly reflects higher revenue from WileyPLUS and eBooks.

Total GEd Revenue by Region (on a currency neutral basis)
•	Americas fell 6% to $116.9 million
•	EMEA decreased 5% to $11.9 million
•	Asia-Pacific declined 4% to $24.7 million

Total GEd Revenue by Major Subject (on a currency neutral basis)
•	Engineering and Computer Science grew 4% to $23.3 million
•	Science fell 10% to $36.6 million
•	Business and Accounting declined 11% to $38.2 million
•	Social Science decreased 3% to $26.8 million
•	Math fell 11% to $14.5 million
•	Microsoft Official Academic Course (MOAC) increased 10% to $5.2 million

Gross Profit:

Gross profit margin for the first six months of fiscal year 2013 was 66.1% compared to 68.3% in the prior year.  The decline was mainly driven by higher composition costs to support WileyPLUS course development and lower print textbook volume.

Direct Expenses and Amortization:

Direct expenses and amortization decreased 2% to $50.5 million in the first half of fiscal year 2013 principally due to cost containment initiatives ($2 million) partially offset by higher employment costs ($1 million).

Contribution to Profit:

Contribution to profit for the first six months of fiscal year 2013 declined 32% to $24.8 million.  Contribution margin was 16.1% compared to 22.2% in the prior year mainly due to lower print book volume and lower gross profit margins.

Shared Services and Administrative Costs
	For the Six Months
	Ended October 31,			% change
Dollars in thousands	2012	2011	% change	w/o FX (a)

Distribution	$51,678	$55,401	-7%	-6%
Technology Services	71,547	69,036	4%	4%
Finance	22,224	21,934	1%	3%
Other Administration	44,813	47,315	-5%	-4%
Total	$190,262	$193,686	-2%	-1%

(a) Adjusted to exclude a fiscal year 2013 restructuring charge of $0.5 million related to activities that will be discontinued, outsourced, or relocated to a lower cost region.

Shared services and administrative costs for the first six months of fiscal year 2013 decreased 2% to $190.3 million, or 1% excluding the favorable impact of foreign exchange and the restructuring charge.  The decrease was mainly driven by lower journal and book distribution costs due to the migration from print to digital products ($2 million), lower rent and facility costs ($2 million) and cost containment initiatives ($1 million), partially offset by higher employment costs ($3 million) and higher technology costs to support investments in digital products and infrastructure ($1 million).

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Cash and Cash Equivalents balance was $92.6 million at the end of the second quarter of fiscal year 2013, compared with $82.3 million a year earlier. Cash Used for Operating Activities in the first half of fiscal year 2013 was  $91.6 million compared to  $34.5 million in the prior year principally due to an income tax deposit paid in Germany ($30 million), changes in deferred revenue ($19 million) and increased cash used for operating assets and liabilities ($7 million). The change in deferred revenue primarily reflects the timing of journal cash collections.  Higher cash used for operating assets and liabilities primarily reflects higher income tax payments ($24 million) due to timing, partially offset by lower incentive compensation payments ($17 million).

Cash Used for Investing Activities for the first six months of fiscal year 2013 was $266.6 million compared to $59.1 million in the prior year. The Company invested $233.9 million in acquisitions of publishing assets and rights, principally the Deltak acquisition, compared to $5.6 million in the prior year.  During the second quarter of fiscal 2013, the Company sold the travel program for $22 million, of which $3.3 million remains in escrow. Cash used for technology, property and equipment was $51.4 million compared to $53.5 million in the prior period to support digital business growth.

Cash Provided by Financing Activities was $197.6 million in the first half of fiscal 2013, as compared to a use of $20.9 million in the prior year period. The Company’s net debt (debt less cash and cash equivalents) increased $181.6 million from October 31, 2011. The increase in the net debt position in the current period is primarily the result of funds borrowed to finance the acquisition of Deltak for $220 million.  Financing activities in both periods included net borrowings under the credit facility to finance operations, purchases of treasury shares, payments of dividends to shareholders and cash from stock option exercises. The Company increased its quarterly dividend to shareholders by 20% to $0.24 per share versus $0.20 per share in the prior year. The Company repurchased 218,033 shares of common stock at an average price of $48.66 per share during the first half of fiscal 2013 compared to 784,700 shares of common stock at an average price of $47.76 during the first half of fiscal 2012.

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

Cash and cash equivalents held outside the U.S. were approximately $79.8 million as of October 31, 2012.  The balances were comprised primarily of Euros, U.S. dollars, and Australian dollars. Maintenance of these non-U.S. dollar cash balances does not have a material impact on the liquidity or capital resources of the U.S. operations.

As of October 31, 2012, we had approximately $702 million of debt outstanding and approximately $134 million of unused borrowing capacity under the Revolving Credit Facility. We believe that our operating cash flow, together with our revolving credit facilities and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us or at all.  As disclosed in Note 6, on October 18, 2012 the Company increased its credit limit under the Revolving Credit Facility from $700 million to $825 million.

The Company’s working capital can be negative due to the seasonality of its businesses. The primary driver of the negative working capital is unearned deferred revenue related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by the Company for a number of purposes including acquisitions; debt repayments; funding operations; dividends payments; and purchasing treasury shares. The deferred revenue will be recognized in income as the products are shipped or made available online to the customers over the term of the subscription.

Projected composition and technology, property and equipment capital spending for fiscal year 2013 is forecast to be approximately $75 million and $55 million, respectively, primarily to enhance system functionality and drive future business growth. Projected spending for author advances, which is classified as an operating activity, for fiscal year 2013 is forecast to be approximately $110 million.

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

Interest Rates

The Company had approximately $702 million of variable rate loans outstanding at October 31, 2012, which approximated fair value.  On August 19, 2010, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding.  Under the terms of the agreement, the Company pays a fixed rate of 0.8% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a twenty-nine month period ending January 19, 2013.  As of October 31, 2012, the notional amount of the interest rate swap was $125.0 million.

On March 30, 2012, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.645% and receives a variable rate of interest based on one month LIBOR (as defined) from the counterparty which is reset every month for a three-year period ending March 31, 2015. As of October 31, 2012, the notional amount of the interest rate swap was $250.0 million.

It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.  During the three and six months ended October 31, 2012, the Company recognized losses on its hedge contracts of approximately $0.5 million and $0.9 million, respectively, which are reflected in Interest Expense in the Condensed Consolidated Statements of Income.  At October 31, 2012, the fair value of the outstanding interest rate swaps was a net deferred loss of $1.9 million.  Based on the maturity dates of the contracts, approximately $0.2 million and $1.7 million of the deferred loss as of October 31, 2012 was recorded in Other Accrued Liabilities and Other Long-Term Liabilities in the Condensed Consolidated Statements of Financial Position, respectively. On an annual basis, a hypothetical one percent change in interest rates for the $326.9 million of unhedged variable rate debt as of October 31, 2012 would affect net income and cash flow by approximately $2.0 million.

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is primarily exposed to movements in British pound sterling, euros, Canadian and Australian dollars, and certain Asian currencies. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses.  Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment.  The Company also has significant investments in non-US businesses that are exposed to foreign currency risk.  During the three and six months ended October 31, 2012, the Company recorded foreign currency translation gains/(losses) in other comprehensive income of approximately $35.0 million and ($6.0) million, respectively,  primarily as a result of the weakening/(strengthening) of the U.S. dollar relative to the British Pound sterling and euro.

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

The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Losses on the Condensed Consolidated Statements of Income, and carried at their fair value on the Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Losses. During the three and six months ended October 31, 2012, the Company did not designate any forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities. As of October 31, 2012, the fair value of the open forward exchange contracts was a gain of $0.7 million, which was measured on a recurring basis using Level 2 inputs and recorded within the Prepaid and Other line item on the Condensed Consolidated Statements of Financial Position. For the three and six months ended October 31, 2012, the gains recognized on the forward exchange contracts were $0.7 million and $0.6 million, respectively.  As of October 31, 2012, the total notional amount of the open forward exchange contracts in U.S. dollars was approximately $71.4 million.

Sales Return Reserves

The Company provides for sales returns based upon historical return experience and current market trends in the various markets and geographic regions in which the Company does business. Associated with the estimated sales return reserves, the Company also includes a related reduction in inventory and royalty costs as a result of the expected returns.

Net sales return reserves amounted to $46.7 million, $54.4 million and $35.8 million as of October 31, 2012 and 2011, and April 30, 2012, respectively. The reserves are reflected in the following accounts of the Condensed Consolidated Statements of Financial Position – increase (decrease):

	October 31, 2012	October 31, 2011	April 30, 2012
Accounts Receivable	$(63,313)	$(72,596)	$(48,612)
Inventory	8,564	9,764	7,246
Accounts and Royalties Payable	(8,074)	(8,423)	(5,593)
Decrease in Net Assets	$(46,675)	$(54,409)	$(35,773)

The change in the sales return reserve compared to October 31, 2011 was principally driven by the Company’s ongoing migration to eBooks and the prior year bankruptcy of a major retailer (Borders). On an annual basis, a hypothetical one percent change in the estimated sales return rate could affect net income by approximately $3.5 million. A change in the pattern or trends in returns could affect the estimated allowance.

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

The Company’s book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 10% of total annual consolidated revenue and 16% of accounts receivable at October 31, 2012, the top 10 book customers account for approximately 20% of total annual consolidated revenue and approximately 50% of accounts receivable at October 31, 2012.

The United Kingdom, the United States and Canada have imposed new sanctions following a November 8, 2011 United Nations report targeting Iran, including restrictions on financial transactions; business relationships; and prohibitions on direct and indirect trading with listed “designated persons.” The European Union has also extended its existing sanctions regime. The Company has assessed its business relationship and transactions with Iran and is in compliance with the regulations. As of October 31, 2012, the Company had outstanding trade receivables with Iran of approximately $0.7 million, mainly related to book sales recognized prior to the sanctions. It is unclear at present whether these sanctions will have an effect on the recovery of this outstanding receivable.

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

There were no changes in the Company’s internal controls over financial reporting during the second quarter of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of fiscal year 2013, the Company did not make any purchases of Class A Common Stock under its stock repurchase plan. As of October 31, 2012 the Company has authorization from its Board of Directors to purchase up to 2,138,492 additional shares.

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

32.2 – 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

101.INS – XBRL Instance Document*

101.SCH – XBRL Taxonomy Extension Schema Document*

101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB – XBRL Taxonomy Extension Label Linkbase Document*

101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF – XBRL Taxonomy Extension Definition Linkbase Document*

(b)	The following reports on Form 8-K were submitted to the Securities and Exchange Commission since the filing of the Company’s 10-Q on September 10, 2012.

i.	Earnings release on the second quarter fiscal 2013 results issued on Form 8-K dated December 10, 2012 which included the condensed financial statements of the Company.

ii.	Submission of Matters to a Vote of Security Holders at the Annual Meeting of the Company’s Shareholders held on September 20, 2012.

iii.	Announcement of an update on the health condition of President and Chief Executive Officer, Stephen M. Smith dated September 26, 2012.

iv.	Announcement of an Entry into a Material Definite Agreement by the Company to acquire Deltak.edu, LLC dated October 2, 2012.

v.	Announcement of the completion of the acquisition of Deltak.edu, LLC dated October 25, 2012.

vi.	Announcement of the acquisition of Efficient Learning Systems, Inc. dated November 6, 2012.

vii.	Announcement of the sales of Culinary, CliffsNotes, and Webster’s New World Dictionary publishing programs to Houghton Mifflin Harcourt dated November 8, 2012.

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

Dated: December 10, 2012