Form 10-Q
period 2013-03-01
WILEY JOHN & SONS, INC.
filed 2013-03-11
CIK 107140

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]                    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended January 31, 2013                                                                                                                                                             Commission File No. 1-11507

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
YES [ ] NO [X]

The number of shares outstanding of each of the Registrant’s classes of Common Stock as of February 28, 2013 were:

Class A, par value $1.00 – 49,789,886
Class B, par value $1.00 – 9,501,492

This is the first page of a 44 page document

JOHN WILEY & SONS, INC.

INDEX

PART I	-	FINANCIAL INFORMATION	PAGE NO.

Item 1.		Financial Statements.

		Condensed Consolidated Statements of Financial Position - Unaudited as of January 31, 2013 and 2012, and April 30, 2012	3

		Condensed Consolidated Statements of Income - Unaudited for the three and nine months ended January 31, 2013 and 2012	4

		Condensed Consolidated Statements of Comprehensive Income - Unaudited for the three and nine months ended January 31, 2013 and 2012	5

		Condensed Consolidated Statements of Cash Flows – Unaudited for the nine months ended January 31, 2013 and 2012	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-15

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-35

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	36-38

Item 4.		Controls and Procedures	38

PART II	-	OTHER INFORMATION

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 6.		Exhibits and Reports on Form 8-K	39

SIGNATURES AND CERTIFICATIONS			40-44

EXHIBITS

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - UNAUDITED
(In thousands)

	January 31,		April 30,
	2013	2012	2012
Assets:
Current Assets
Cash and cash equivalents	$285,858	$284,456	$259,830
Accounts receivable	238,112	218,370	171,561
Inventories	85,999	104,948	101,237
Prepaid and other	53,552	34,070	41,972
Total Current Assets	663,521	641,844	574,600

Product Development Assets	99,186	113,993	108,414
Technology, Property & Equipment	193,856	172,527	187,979
Intangible Assets	989,534	873,741	915,495
Goodwill	844,673	624,448	690,619
Other Assets	90,114	52,088	55,839
Total Assets	$2,880,884	$2,478,641	$2,532,946

Liabilities & Shareholders' Equity:
Current Liabilities
Accounts and royalties payable	$199,621	$204,304	$151,350
Deferred revenue	287,063	303,646	342,034
Accrued employment costs	57,116	52,056	64,482
Accrued income taxes	15,478	18,668	18,812
Accrued pension liability	3,606	4,326	3,589
Other accrued liabilities	57,843	51,620	60,663
Total Current Liabilities	620,727	634,620	640,930

Long-Term Debt	734,800	483,000	475,000
Accrued Pension Liability	141,855	85,012	145,815
Deferred Income Tax Liabilities	214,480	183,788	181,716
Other Long-Term Liabilities	72,531	68,773	71,917

Shareholders’ Equity
Class A & Class B common stock	83,190	83,190	83,190
Additional paid-in-capital	292,131	267,014	271,809
Retained earnings	1,393,735	1,264,395	1,300,713
Accumulated other comprehensive loss	(205,191)	(177,066)	(200,410)
Treasury stock	(467,374)	(414,085)	(437,734)
Total Shareholders’ Equity	1,096,491	1,023,448	1,017,568
Total Liabilities & Shareholders' Equity	$2,880,884	$2,478,641	$2,532,946

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(In thousands except per share information)

	For The Three Months		For The Nine Months
	Ended January 31,		Ended January 31,
	2013	2012	2013	2012

Revenue	$472,435	$451,111	$1,314,924	$1,328,165

Costs and Expenses
Cost of sales	141,794	142,131	398,592	404,472
Operating and administrative expenses	235,857	221,648	689,833	686,132
Restructuring charges	-	-	4,841	-
Impairment of consumer publishing programs	-	-	15,521	-
Amortization of intangibles	11,158	8,875	30,404	26,965
Total Costs and Expenses	388,809	372,654	1,139,191	1,117,569

Gain on Sale of Travel Publishing Program	-	-	9,829	-

Operating Income	83,626	78,457	185,562	210,596

Interest Expense	(3,827)	(2,768)	(9,557)	(6,270)
Foreign Exchange Transaction Losses	(1,147)	(184)	(1,599)	(1,149)
Interest Income and Other	342	421	1,569	2,294

Income Before Taxes	78,994	75,926	175,975	205,471
Provision For Income Taxes	21,894	13,017	39,701	40,990

Net Income	$57,100	$62,909	$136,274	$164,481

Earnings Per Share
Diluted	$0.95	$1.03	$2.26	$2.69
Basic	$0.96	$1.05	$2.28	$2.72

Cash Dividends Per Share
Class A Common	$0.24	$0.20	$0.72	$0.60
Class B Common	$0.24	$0.20	$0.72	$0.60

Average Shares
Diluted	60,254	60,845	60,349	61,255
Basic	59,621	59,993	59,656	60,392

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED
(In thousands)

	For The Three Months		For The Nine Months
	Ended January 31,		Ended January 31,
	2013	2012	2013	2012

Net Income	$57,100	$62,909	$136,274	$164,481

Other Comprehensive Income /(Loss):
Foreign currency translation adjustment	(5,686)	(21,162)	(11,644)	(53,112)
Unamortized retirement costs, net of tax	2,819	1,490	6,714	3,887
Unrealized gain/(loss) on interest rate swaps, net of tax	237	17	149	(100)
Total Other Comprehensive Loss	(2,630)	(19,655)	(4,781)	(49,325)

Comprehensive Income	$54,470	$43,254	$131,493	$115,156

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW – UNAUDITED
(In thousands)
	For The Nine Months
	Ended January 31,
	2013	2012
Operating Activities
Net income	$136,274	$164,481
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	30,404	26,965
Amortization of composition costs	39,047	36,877
Depreciation of technology, property and equipment	41,124	37,350
Restructuring charges, net of tax	3,461	-
Impairment of consumer publishing programs, net of tax	9,623	-
Gain on sale of travel publishing program, net of tax	(6,237)	-
Deferred tax benefits on U.K. rate changes	(8,402)	(8,769)
Stock-based compensation	9,998	13,055
Excess tax benefits from stock-based compensation	(1,129)	(1,362)
Royalty advances	(83,317)	(82,083)
Earned royalty advances	69,726	69,367
Other non-cash charges and credits	33,533	25,436
Change in deferred revenue	(52,302)	(10,632)
Income tax deposit	(29,705)	-
Net change in operating assets and liabilities, excluding acquisitions	(29,943)	(4,700)
Cash Provided by Operating Activities	162,155	265,985
Investing Activities
Composition spending	(35,599)	(37,302)
Additions to technology, property and equipment	(41,606)	(47,928)
Acquisitions, net of cash acquired	(258,735)	(6,386)
Proceeds from sale of consumer publishing programs	28,600	-
Cash Used for Investing Activities	(307,340)	(91,616)
Financing Activities
Repayment of long-term debt	(318,600)	(789,137)
Borrowings of long-term debt	578,400	817,937
Change in book overdrafts	(20,984)	(27,278)
Cash dividends	(43,252)	(36,310)
Purchase of treasury stock	(45,172)	(60,638)
Debt financing costs	(382)	(3,119)
Proceeds from exercise of stock options and other	24,614	12,674
Excess tax benefits from stock-based compensation	1,129	1,362
Cash Provided by (Used for) Financing Activities	175,753	(84,509)
Effects of Exchange Rate Changes on Cash	(4,540)	(7,257)
Cash and Cash Equivalents
Increase for the Period	26,028	82,603
Balance at Beginning of Period	259,830	201,853
Balance at End of Period	$285,858	$284,456
Cash Paid During the Period for:
Interest	$8,824	$4,745
Income taxes, net	$48,165	$26,771

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The Company has share-based compensation plans under which employees may be granted options to purchase shares of Company common stock at the fair market value at the time of grant.  In addition to stock options, the Company grants performance-based stock awards and other restricted stock awards to certain management level employees. The Company recognizes the grant date fair value of share-based compensation in net income on a straight-line basis over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established three years in advance. For the three months ended January 31, 2013 and 2012, the Company recognized share-based compensation expense, on a pre-tax basis, of $2.0 million and $5.3 million, respectively.  For the nine months ended January 31, 2013 and 2012, the Company recognized share-based compensation expense, on a pre-tax basis, of $10.0 million and $13.1 million, respectively.  In the third quarter of fiscal year 2013, the Company reduced the estimated number of performance-based restricted shares to be distributed under its long-term incentive plans based on the Company’s expected operating performance relative to targets previously established resulting in a decrease in share-based compensation expense.

The following table provides share-based compensation data for awards granted by the Company:

	For the Nine Months Ended January 31,
	2013	2012
Restricted Stock:
Awards granted (in thousands)	294	259
Weighted average fair value of grant	$47.34	$49.49

Stock Options:
Awards granted (in thousands)	401	411
Weighted average fair value of grant	$12.26	$14.11

The weighted average Black-Scholes fair value assumptions for stock option grants are as follows:

	For the Nine Months Ended January 31,
	2013	2012

Expected life of options (years)	7.3	7.3
Risk-free interest rate	1.2%	2.3%
Expected volatility	30.2%	29.0%
Expected dividend yield	2.0%	1.6%
Fair value of common stock on stock option grant date	$48.06	$49.55

4.      Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	As of January 31,		As of April 30,
	2013	2012	2012

Foreign currency translation adjustment	$(107,625)	$(118,920)	$(95,981)
Unamortized retirement costs, net of tax	(96,667)	(57,749)	(103,381)
Unrealized loss on interest rate swaps, net of tax	(899)	(397)	(1,048)
Total	$(205,191)	$(177,066)	$(200,410)

5.      Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2013	2012	2013	2012

Weighted average shares outstanding	59,856	60,197	59,874	60,592
Less: Unearned restricted shares	(235)	(204)	(218)	(200)
Shares used for basic earnings per share	59,621	59,993	59,656	60,392
Dilutive effect of stock options and other stock awards	633	852	693	863
Shares used for diluted earnings per share	60,254	60,845	60,349	61,255

Since their inclusion in the calculation of diluted earnings per share would have been anti-dilutive, options to purchase 2,717,744 shares of Class A Common Stock have been excluded for both the three and nine months ended January 31, 2013, and options to purchase 1,655,362 shares have been excluded for both the three and nine months ended January 31, 2012.  For the three and nine months ended January 31, 2013, unearned restricted shares of 30,750 and 23,000, respectively, have been excluded as their inclusion would have been anti-dilutive. The three and nine month periods ended January 31, 2012 exclude 5,000 and 48,150 anti-dilutive shares, respectively.

6.      Acquisitions

Deltak:
On October 25, 2012, the Company acquired all of the stock of Deltak.edu, LLC (“Deltak”) for approximately $220 million in cash, net of cash acquired. Deltak works in close partnership with leading colleges and universities to develop and support online degree and certificate programs. The business provides technology platforms and services including market research to validate program demand, instructional design, marketing, and student recruitment and retention services to leading national and regional colleges and universities throughout the United States.  Deltak currently supports more than 100 online programs and was generating annual revenue of approximately $54 million prior to the acquisition. The acquisition will enable Wiley’s Global Education business to accelerate its digital learning strategy and diversify its service offerings to include operational and academic solutions for higher education institutions.

The acquisition was financed through additional borrowings under the Company’s revolving credit facility, which included an increase in the facility’s credit limit from $700 million to $825 million. There were no other changes to the terms of the Company’s revolving credit facility which were previously disclosed in the Company’s April 30, 2012 Form 10-K. The $220 million purchase price was allocated on a preliminary basis to identifiable long-lived intangible assets ($99.4 million) comprised primarily of institutional relationships; and long-term deferred tax liabilities ($34.4 million); with the remainder allocated to technology and working capital. The excess of the purchase price over the fair value of net assets acquired ($149.6 million) was recorded as goodwill. Goodwill represents the estimated value of Deltak’s workforce, unidentifiable intangible assets and the fair value of expected synergies. None of the goodwill is deductible for tax purposes. The identifiable long-lived intangible assets are primarily amortized over an estimated useful life of approximately 20 years.  Unaudited proforma financial information has not been presented since the effects of the acquisition were not material. The Company expects the purchase accounting to be substantially completed by April 30, 2013.

Efficient Learning Systems:
On November 1, 2012, the Company acquired all of the stock of Efficient Learning Systems, Inc. (“ELS”) for approximately $24 million in cash, net of cash acquired. ELS is an e-learning system provider focused in the areas of professional finance and accounting.  ELS’ flagship product, CPAexcel, is a modular, digital platform comprised of online self-study, videos, mobile apps, and sophisticated planning tools that has helped over 65,000 professionals prepare for the CPA exam since 1998. The acquisition enhances Wiley’s position in the growing CPA test preparation market and provides the Company with a scalable platform that can be leveraged across other areas of its Professional Development business. ELS was generating annual revenue of approximately $7 million prior to the acquisition.  The $24 million purchase price was allocated on a preliminary basis to identifiable long-lived intangible assets ($7.0 million); technology ($3.6 million); and long-term deferred tax liabilities ($3.1 million); with the remainder allocated to working capital. The excess of the purchase price over the fair value of net assets acquired ($16.7 million) was recorded as goodwill.  Goodwill represents the estimated value of ELS’ workforce, unidentifiable intangible assets and the fair value of expected synergies. None of the goodwill is deductible for tax purposes. Unaudited proforma financial information has not been presented since the effects of the acquisition were not material. The Company expects the purchase accounting to be substantially completed by April 30, 2013.

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

Sale of Travel Publishing Program:
On August 10, 2012, the Company entered into a definitive agreement with Google, Inc. (“Google”) for the sale of its travel publishing program, including all of its interests in the Frommer’s, Unofficial Guides, and WhatsonWhen brands for $22 million in cash, of which $3.3 million is held in escrow related to standard commercial representations and warranties. The effective date of the transaction was August 31, 2012.  As a result, the Company recorded a $9.8 million pre-tax gain on the sale, or $6.2 million after tax ($0.10 per share), in the second quarter of fiscal year 2013.  In connection with the sale, the Company also entered into a transition services agreement.

Sale and Impairment of the Culinary, CliffsNotes and Webster’s New World Publishing Programs:
In September 2012, the Company entered into negotiations with Houghton Mifflin Harcourt (“HMH”) regarding the sale of the Company’s culinary, CliffsNotes, and Webster’s New World Dictionary consumer publishing programs. As a result, the Company began accounting for these publishing programs as Assets Held for Sale and recorded a pre-tax impairment charge of $12.1 million ($0.12 per share) in the second quarter of fiscal year 2013 to reduce the carrying value of the assets within these programs to approximately $9.9 million, which represented their fair value based on the estimated sales price, less costs to sell of $1.1 million.  On November 5, 2012, the Company completed the sale of these publishing programs to HMH for $11.0 million in cash, which approximated the estimated sale price, of which $1.1 million is held in escrow related to standard commercial representations and warranties.  In connection with the sale, the Company also entered into a transition services agreement.

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

During the three and nine months ended January 31, 2013, the Company made severance payments of approximately $1.2 million and $2.5 million, respectively, resulting in a remaining liability of approximately $2.3 million as of January 31, 2013, which is reflected in the Accrued Employment Costs line item in the Condensed Consolidated Statements of Financial Position. The remaining severance payments are expected to be completed by April 30, 2013.

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

In fiscal year 2013, the Company changed the name of its Professional/Trade segment to Professional Development. The change is part of a portfolio realignment to focus on content and workflow solutions for professionals in business, finance, accounting, talent management, leadership, technology, behavioral health, engineering/architecture and professional education.

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

Segment information is as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended January 31,		Ended January 31,
	2013	2012	2013	2012
SCIENTIFIC, TECHNICAL, MEDICAL AND SCHOLARLY:

Revenue	$240,902	$245,476	$726,679	$749,261

Direct Contribution to Profit	$100,369	$98,984	$300,624	$312,323
Allocated Shared Services and Administrative Costs:
Distribution	(11,495)	(11,513)	(34,813)	(36,358)
Technology Services	(17,694)	(16,561)	(52,878)	(49,230)
Occupancy and Other	(4,642)	(4,104)	(16,412)	(15,392)
Contribution to Profit	$66,538	$66,806	$196,521	$211,343

PROFESSIONAL DEVELOPMENT:

Revenue	$113,106	$106,224	$316,360	$314,963

Direct Contribution to Profit (*)	$30,780	$26,906	$71,949	$78,688
Allocated Shared Services and Administrative Costs:
Distribution	(10,196)	(11,221)	(30,937)	(34,132)
Technology Services	(7,357)	(6,426)	(21,908)	(18,680)
Occupancy and Other	(1,469)	(1,998)	(8,054)	(9,584)
Contribution to Profit (*)	$11,758	$7,261	$11,050	$16,292

GLOBAL EDUCATION:

Revenue	$118,427	$99,411	$271,885	$263,941

Direct Contribution to Profit	$48,376	$43,197	$99,150	$103,901
Allocated Shared Services and Administrative Costs:
Distribution	(4,074)	(4,362)	(11,646)	(11,985)
Technology Services	(8,300)	(6,896)	(23,047)	(19,872)
Occupancy and Other	(1,198)	(531)	(4,893)	(4,033)
Contribution to Profit	$34,804	$31,408	$59,564	$68,011

Total Contribution to Profit	$113,100	$105,475	$267,135	$295,646
Unallocated Shared Services and Administrative Costs	(29,474)	(27,018)	(81,573)	(85,050)
Operating Income	$83,626	$78,457	$185,562	$210,596

(*) Professional Development Direct Contribution to Profit and Contribution to Profit for the nine months ended January 31, 2013 include the effects of a $15.5 million impairment charge on certain assets within its consumer publishing programs and a $9.8 million gain on the sale of its travel publishing program (see Note 7 for further discussion of these items).

10.	Inventories

Inventories were as follows (in thousands):
	As of January 31,		As of April 30,
	2013	2012	2012

Finished goods	$67,472	$79,920	$86,954
Work-in-process	6,830	8,567	6,487
Paper, cloth and other	9,911	11,621	8,072
	84,213	100,108	101,513
Inventory value of estimated sales returns	8,508	10,072	7,246
LIFO reserve	(6,722)	(5,232)	(7,522)
Total inventories	$85,999	$104,948	$101,237

11.	Intangible Assets and Goodwill

Intangible assets consisted of the following (in thousands):
	As of January 31,		As of April 30,
	2013	2012	2012
Intangible assets with indefinite lives:
Brands and trademarks	$156,776	$162,560	$165,896
Content and publishing rights	103,654	101,421	102,031
	$260,430	$263,981	$267,927

Net intangible assets with determinable lives:
Content and publishing rights	$553,390	$552,299	$567,052
Customer relationships	158,843	46,397	66,237
Brands and trademarks	15,729	10,796	13,973
Covenants not to compete	1,142	268	306
	$729,104	$609,760	$647,568
Total	$989,534	$873,741	$915,495

The following table summarizes the activity in goodwill by segment:
				Foreign
	As of April 30,			Translation	As of January 31,
	2012	Acquisitions	Divestments	Adjustment	2013

STMS	$473,209	$ -	$ -	$(7,095)	$466,114
PD	217,410	16,678	(4,955)	(177)	228,956
GEd	-	149,603	-	-	149,603

Total	$690,619	$166,281	$(4,955)	$(7,272)	$844,673

The acquisitions for PD and GEd relate to the ELS and Deltak acquisitions, respectively. The divestments reflect the portion of goodwill allocated to the divestment of the consumer publishing programs.

In the third quarter of fiscal year 2013, the Company completed its annual review of goodwill and indefinite-lived intangible assets. No impairments were required.

12.	Income Taxes

The effective tax rate for the first nine months of fiscal year 2013 was 22.6% compared to 19.9% in the prior year.  During the first quarters of fiscal years 2013 and 2012, the Company recorded non-cash deferred tax benefits of $8.4 million ($0.14 per share) and $8.8 million ($0.14 per share), respectively, principally associated with new tax legislation enacted in the United Kingdom (“U.K.”) that reduced the U.K. statutory income tax rates by 2% in each period. The benefits recognized by the Company reflect the remeasurement of all applicable U.K. deferred tax balances to the new income tax rates. The U.K. statutory tax rate as of January 31, 2013 is 23%.  During the third quarter of fiscal year 2012, the Company released an income tax reserve of approximately $7.5 million ($0.12 per share) due to the expiration of the statute of limitations. The $7.5 million was originally recorded in conjunction with the purchase accounting for the Blackwell acquisition. Excluding the impact of the tax benefits described above, the Company’s effective tax rate decreased from 27.9% to 27.3% principally due to lower U.S. earnings in the first nine months of fiscal year 2013 due to the consumer publishing program impairment charges.

Payments Related to Tax Audit in Germany

In fiscal year 2003, the Company merged several of its German subsidiaries into a new operating entity which enabled the Company to increase (“step-up”) the tax deductible net asset basis of the merged subsidiaries to fair market value. The expected tax benefits to be derived from the step-up are approximately 50 million euros claimed as amortization over 15 years beginning in fiscal year 2003. As part of its routine tax audit process, the German tax authorities notified the Company in May 2012 that they are challenging the Company’s tax position with respect to the amortization of certain stepped-up assets. The Company’s management and its advisors believe that it is “more likely than not” to successfully defend the tax treatment as proper and in accordance with German tax regulations. The circumstances are not unique to the Company.

In June 2012, the Company made a 24 million euro deposit related to amortization claimed on certain “stepped-up” assets through fiscal year 2007.  Under German tax law, the Company must pay all contested taxes and the related interest to have the right to defend its position challenged by the authorities.  The Company expects that it will be required to deposit additional amounts up to 33 million euros plus interest in future periods until the issue is resolved. The challenge is expected to ultimately be decided in court and could take several years to reach resolution. If the Company is successful, as expected, the tax deposits will be returned with 6% simple interest, based on current German legislation. As of January 31, 2013, the USD equivalent of the deposit and accrued interest is approximately $34.1 million and is recorded within Other Assets on the Condensed Consolidated Statements of Financial Position. The Company records the accrued interest at 6% within the Provision for Income Taxes in the Condensed Consolidated Statements of Income.

13.	Defined Benefit Retirement Plans

The components of net pension expense for the defined benefit plans were as follows (in thousands):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2013	2012	2013	2012

Service Cost	$5,052	$3,615	$14,209	$12,023
Interest Cost	7,165	6,966	20,954	20,960
Expected Return on Plan Assets	(7,805)	(7,198)	(23,297)	(21,840)
Net Amortization of Prior Service Cost	245	324	735	778
Recognized Net Actuarial Loss	2,822	1,326	7,492	3,836
Net Pension Expense	$7,479	$5,033	$20,093	$15,757

Employer pension plan contributions were $15.6 million and $15.1 million for the nine months ended January 31, 2013 and 2012, respectively.

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

Interest Rate Contracts:

The Company had $734.8 million of variable rate loans outstanding at January 31, 2013, which approximated fair value. As of both January 31, 2013 and 2012, the Company maintained interest rate swap agreements that were designated as fully effective cash flow hedges as defined under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging”.  As a result, there was no impact on the Company’s Condensed Consolidated Statements of Income for changes in the fair value of the interest rate swaps. Under ASC 815, fully effective derivative instruments that are designated as cash flow hedges have changes in their fair value recorded initially within Accumulated Other Comprehensive Loss in the Condensed Consolidated Statements of Financial Position. As interest expense is recognized based on the variable rate loan agreements, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated Other Comprehensive Loss to Interest Expense in the Condensed Consolidated Statements of Income. It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.

On August 19, 2010, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding.  Under the terms of the agreement, the Company paid a fixed rate of 0.8% and received a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which was reset every month for a twenty-nine month period ending January 19, 2013, the date that the swap expired. As of January 31, 2012, the notional amount of the interest rate swap was $125.0 million.

On March 30, 2012, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.645% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a three-year period ending March 31, 2015. As of January 31, 2013, the notional amount of the interest rate swap was $250.0 million.

The Company records the fair value of its interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets.  The fair value of the interest rate swaps as of January 31, 2013 and 2012 and April 30, 2012 was a net deferred loss of $1.4 million, $0.7 million, and $1.7 million, respectively.  Based on the maturity dates of the contracts, the deferred loss as of January 31, 2013 and 2012 was recorded in Other Long-Term Liabilities and Other Accrued Liabilities in the Condensed Consolidated Statements of Financial Position, respectively, and $0.5 million and $1.2 million of the deferred loss at April 30, 2012 was recorded in Other Accrued Liabilities and Other Long-Term Liabilities, respectively. Net losses that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the three months ended January 31, 2013 and 2012 were $0.4 million and $0.2 million, respectively.  Net losses that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the nine months ended January 31, 2013 and 2012 were $1.3 million and $0.6 million, respectively.

Foreign Currency Contracts:

The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Losses in the Condensed Consolidated Statements of Income, and carried at their fair value in the Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Losses. As of January 31, 2013, the total notional amount of the open forward exchange contract in U.S. dollars was $60.0 million. The Company did not maintain any open forward contracts as of January 31, 2012 and April 30, 2012.  During the first nine months of fiscal years 2013 and 2012, the Company did not designate any forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities. The fair values of the contracts were measured on a recurring basis using Level 2 inputs. As of January 31, 2013, the fair value of the open forward exchange contract was a loss of approximately $1.3 million and was recorded within Other Accrued Liabilities. For the three months ended January 31, 2013 and 2012, the losses recognized on the forward contracts were $1.3 million and $2.2 million, respectively. For the nine months ended January 31, 2013 and 2012, the losses recognized on the forward contracts were $0.7 million and $2.4 million, respectively.

15.    Subsequent Events

In March, Wiley announced a program to restructure and realign the Company’s cost base with current and anticipated future market conditions. When implemented, the plan is expected to improve margins by reducing operating expenses and cost of sales and accelerate earnings growth while providing increased capacity for investment to grow our digital businesses. Working with a third-party restructuring firm since January, the Company is progressing towards finalizing plans.

As part of the implementation of the restructuring program, Wiley expects to record a restructuring charge of approximately $25 million in the fourth quarter of this fiscal year. At least one additional charge is expected as phases of the program are implemented over the course of fiscal 2014. The charges will be related principally to severance and other employee separation-related benefits as well as other business transition-related costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – THIRD QUARTER ENDED JANUARY 31, 2013

Throughout this report, references to amounts “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses.  Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location. For the third quarters of fiscal years 2013 and 2012, the quarterly average exchange rates to convert British pounds sterling to U.S. dollars were 1.60 and 1.57, respectively.  The quarterly average exchange rates to convert euros into U.S. dollars for the same periods were 1.30 and 1.33, respectively. Unless otherwise noted, all variance explanations below are on a currency neutral basis.

Revenue, Cost of Sales and Gross Profit:

Revenue for the third quarter of fiscal year 2013 increased 5% to $472.4 million, or 4% excluding the favorable impact of foreign exchange.  The growth was mainly driven by incremental revenue from the Deltak, Inscape and ELS acquisitions ($23 million), partially offset by the impact of winding down the Professional Development (“PD”) consumer publishing programs ($6 million) and lower Scientific, Technical, Medical and Scholarly (“STMS”) journal revenue and other publishing income.

Cost of sales for the third quarter of fiscal year 2013 of $141.8 million was flat with the prior year, but decreased 1% excluding the unfavorable impact of foreign exchange mainly due to the impact of winding down the PD consumer publishing programs ($2 million); lower costs digital products; and lower royalties due to timing offset by incremental cost of sales from acquisitions ($5 million).

Gross profit for the third quarter of fiscal year 2013 of 70.0% was 150 basis points higher than prior year mainly due to the continued migration to digital products in Global Education (“GEd”) and PD, lower royalties due to timing and higher margin incremental revenue from acquisitions (40 basis points).

Operating and Administrative Expenses:

Operating and administrative expenses for the third quarter of fiscal year 2013 increased 6% to $235.9 million.  The increase was mainly driven by incremental operating and administrative expenses from acquisitions ($14 million) and higher technology costs ($6 million), partially offset by a reduction related to the winding down of the PD consumer publishing programs ($3 million); cost containment initiatives ($2 million); lower journal and book distribution costs due to lower volume and the migration from print to digital products ($1 million); and lower facility costs ($1 million).

Amortization of Intangibles:

Amortization of intangibles increased $2.3 million to $11.2 million in the third quarter of fiscal year 2013.  The increase was mainly driven by incremental amortization related to the Deltak and Inscape acquisitions.

Interest Expense/Income, Foreign Exchange and Other:

Interest expense for the third quarter of fiscal year 2013 increased $1.1 million to $3.8 million mainly due to higher average debt from financing the acquisitions.  In the third quarters of fiscal years 2013 and 2012, the Company recognized foreign exchange transaction losses of $1.1 million and $0.2 million, respectively.  Interest income and other for the third quarters of fiscal years 2013 and 2012 were $0.3 million and $0.4 million, respectively.

Provision for Income Taxes:

The effective tax rate for the third quarter of fiscal year 2013 was 27.7% compared to 17.1% in the prior year.  In the third quarter of fiscal year 2012, the Company released an income tax reserve of approximately $7.5 million ($0.12 per share) due to the expiration of the statute of limitations.  The $7.5 million was originally recorded in conjunction with the purchase accounting for the Blackwell acquisition.  Excluding the impact of the prior year reserve release, the effective tax rate for the third quarter of fiscal year 2013 increased from 27.1% to 27.7% mainly due lower tax benefits on non-U.S. earnings.

Earnings Per Share:

Earnings per diluted share for the third quarter of fiscal year 2013 decreased 8% to $0.95.  Excluding the impact of the prior year tax reserve release, earnings per diluted share increased 4% or $0.04 per share mainly due to higher gross profit  margin, cost containment initiatives and acquisitions ($0.01 per share).

Future Restructuring Program and Charge:

In March, Wiley announced a program to restructure and realign the Company’s cost base with current and anticipated future market conditions. When implemented, the plan is expected to improve margins by reducing operating expenses and cost of sales and accelerate earnings growth while providing increased capacity for investment to grow our digital businesses. Working with a third-party restructuring firm since January, the Company is progressing towards finalizing plans to realize approximately $80 million in cost savings on a run-rate basis by the end of April 2014.  The Company is targeting a majority of the cost savings to improve margins and earnings, with the remainder reinvested in high growth digital business opportunities.

As part of the implementation of the restructuring program, Wiley expects to record a restructuring charge of approximately $25 million in the fourth quarter of this fiscal year. At least one additional charge is expected as phases of the program are implemented over the course of fiscal 2014. The charges will be related principally to severance and other employee separation-related benefits as well as other business transition-related costs.

Third Quarter Segment Results

Scientific, Technical, Medical and Scholarly (STMS):
	For the Three Months
	Ended January 31,			% change
Dollars in thousands	2013	2012	% change	w/o FX

Journal Subscriptions	$143,768	$145,394	-1%	-2%
Books	48,171	47,959	0%	0%
Other Publishing Income	48,963	52,123	-6%	-6%
TOTAL REVENUE	$240,902	$245,476	-2%	-3%

Cost of Sales	(64,564)	(69,634)	-7%	-8%

GROSS PROFIT	176,338	175,842	0%	0%
Gross Profit Margin	73.2%	71.6%

Direct Expenses	(69,255)	(70,418)	-2%	-2%
Amortization of Intangibles	(6,714)	(6,440)	4%	3%

DIRECT CONTRIBUTION TO PROFIT	$100,369	$98,984	1%	1%
Direct Contribution Margin	41.7%	40.3%

Allocated Shared Services and Administrative Costs:
Distribution	(11,495)	(11,513)	0%	-1%
Technology Services	(17,694)	(16,561)	7%	6%
Occupancy and Other	(4,642)	(4,104)	13%	11%
CONTRIBUTION TO PROFIT	$66,538	$66,806	0%	-1%
Contribution Margin	27.6%	27.2%

Revenue:

STMS revenue for the third quarter of fiscal year 2013 decreased 2% to $240.9 million, or 3% excluding the favorable impact of foreign exchange.  The decline was driven by lower journal subscriptions and other publishing income.

Journal Subscriptions

Journal subscription revenue for the third quarter of fiscal year 2013 decreased 1% to $143.8 million, or 2% excluding the favorable impact of foreign exchange. The decline was driven by publication timing versus prior year and a change in journal subscription license terms that affects the timing of subscription revenue recognition as noted below ($2 million) and continued softness in library funding, particularly in Europe and much of the Middle East ($1 million).  Calendar year 2013 journal subscription renewals are up approximately 5% over calendar year 2012 with 77% of expected calendar 2013 business closed as of January 31, 2013.

For calendar year 2013, the Company has introduced an alternative subscription license structure for some customers which previously was based on a commitment by the Company to provide a discrete number of online journal issues. The alternative license is based upon online access for a calendar year and is not issue-specific. This resulted in a $1.5 million shift of revenue which would have been otherwise recognized in the third quarter to later in the calendar year. The shift is expected to impact fiscal year 2013 revenue but have no impact on calendar 2013 journal revenue growth as it will be earned over the course of the calendar year.

Books

Book revenue for the third quarter of fiscal year 2013 was flat at $48.2 million.  Growth in digital books ($2 million) was offset by lower print book revenue.

Other Publishing Income

Other publishing income for the third quarter of fiscal year 2013 declined 6% to $49.0 million.  The decrease was driven by lower revenue from backfiles ($2 million), advertising ($1 million) and journal reprints ($1 million), partially offset by growth in funded open access and pay-per-article revenue ($1 million).

Total STMS Revenue by Region (on a currency neutral basis)
•	Americas grew 1% to $95.3 million
•	EMEA declined 5% to $129.6
•	Asia-Pacific declined 3% to $16.1 million

Cost of Sales:

Cost of sales for the third quarter of fiscal year 2013 decreased 7% to $64.6 million, or 8% excluding the unfavorable impact of foreign exchange mainly due to lower royalty costs ($3 million), lower sales volume ($2 million) and growth in lower cost digital products ($1 million).

Gross Profit:

Gross profit margin for the third quarter of fiscal year 2013 of 73.2% was 160 basis points higher than prior year.  The improvement was mainly driven by lower royalty costs and the ongoing transition to digital products and services.

Direct Expenses and Amortization:

Direct expenses for the third quarter of fiscal year 2013 of $69.3 million were 2% lower than prior year.  The decline was mainly driven by cost containment initiatives ($2 million) and a prior year bad debt provision related to an outstanding receivable with a university in Iran ($1 million), partially offset by higher employment costs ($1 million).

Amortization of intangibles increased $0.3 million to $6.7 million in the third quarter of fiscal year 2013 mainly due to the acquisition of publication rights for new society journals.

Contribution to Profit:

Contribution to profit for the third quarter of fiscal year 2013 of $66.5 million was flat with the prior year, but declined 1% excluding the favorable impact of foreign exchange.  Contribution margin in the third quarter improved 40 basis points to 27.6% mainly due to higher gross profit margins.

Society Partnerships
•	2 new society journals were signed in the quarter with combined annual revenue of approximately $0.1 million
•	40 renewals/extensions were signed with approximately $26 million in combined annual revenue
•	No society contracts were lost

Acquisitions

In January, Wiley acquired the assets of the FIZ Chemie Berlin, a provider of online database products for organic and industrial chemists. The products include the ChemInform weekly abstracting service and reaction database (CIRX), as well as the abstracting journal Chemisches Zentralblatt, the InfoTherm database of thermophysical properties, and eLearning tools and services.

Global Citizenship and Research4Life

Wiley announced that its 12,200 online books would be made available through the Research4Life initiatives of HINARI, AGORA and OARE, benefitting research and academic communities in 80 low- and middle-income countries.  Research4Life provides 6,000 institutions in developing countries with free or low cost access to peer-reviewed online content from the world’s leading scientific, technical and medical publishers. The addition of Wiley’s online books brings the total number of peer reviewed scientific journals, books and databases now available through the public-private Research4life partnership to almost 30,000.

Professional Development (PD):
	For the Three Months
	Ended January 31,			% change
Dollars in thousands	2013	2012	% change	w/o FX

Books	$95,041	$95,656	-1%	-1%
Training and Assessment	7,336	960
Other Publishing Income	10,729	9,568	12%	12%
TOTAL REVENUE	$113,106	$106,224	6%	6%

Cost of Sales	(42,018)	(40,945)	3%	2%

GROSS PROFIT	71,088	65,279	9%	8%
Gross Profit Margin	62.9%	61.5%

Direct Expenses	(38,246)	(37,144)	3%	2%
Amortization of Intangibles	(2,062)	(1,229)	68%	68%

DIRECT CONTRIBUTION TO PROFIT	$30,780	$26,906	14%	14%
Direct Contribution Margin	27.2%	25.3%

Allocated Shared Services and Administrative Costs:
Distribution	(10,196)	(11,221)	-9%	-10%
Technology Services	(7,357)	(6,426)	14%	14%
Occupancy and Other	(1,469)	(1,998)	-26%	-26%
CONTRIBUTION TO PROFIT	$11,758	$7,261	62%	61%
Contribution Margin	10.4%	6.8%

Revenue:

PD revenue for the third quarter of fiscal year 2013 increased 6% to $113.1 million.  The growth was driven by incremental revenue from the Inscape ($5 million) and ELS ($2 million) acquired online training and assessment businesses and other publishing income, partially offset by lower book revenue.  The decline in book revenue was driven by the impact of winding down the consumer publishing programs ($5 million), partially offset by growth in the business and technology categories. Lower print book revenue ($3 million) was partially offset by growth in digital books ($2 million).  Digital book revenue grew 20% in the third quarter of fiscal year 2013 to approximately $13 million.  Total digital revenue accounted for 18% of PD revenue in the third quarter of fiscal year 2013, approximately a 70% increase over prior year driven by eBooks and acquired online assessment and e-learning businesses. The growth in other publishing income reflects revenue from the Company’s transition services agreements related to the sale of the consumer publishing programs.

Total PD Revenue by Region (on a currency neutral basis)
•	Americas increased 5% to $88.4 million
•	EMEA grew 12% to $17.4 million
•	Asia-Pacific increased 1% to $7.4 million

Total PD Revenue by Major Category (on a currency neutral basis)
•	Business rose 28% to $42.1 million, with solid growth from Inscape and the Certified Financial Analyst Institute (CFA) partnership
•	Consumer fell 18% to $26.5 million
•	Technology grew 6% to $24.8 million
•	Professional Education was down 2% to $5.9 million
•	Architecture declined 1% to $6.8 million
•	Psychology increased 12% to $3.7 million

Cost of Sales

Cost of sales for the third quarter of fiscal year 2013 increased 3% to $42.0 million, or 2% excluding the unfavorable impact of foreign exchange mainly due to incremental cost of sales from acquisitions ($1 million). Lower costs due to the winding down of the consumer publishing programs ($2 million) were offset by higher sales volumes of retained programs.

Gross Profit:

Gross profit margin for the third quarter of fiscal year 2013 of 62.9% was 140 basis points higher than prior year reflecting higher margin digital revenue from the Inscape and ELS acquisitions.

Direct Expenses and Amortization:

Direct expenses increased 3% to $38.2 million in the third quarter of fiscal year 2013, or 2% excluding the unfavorable impact of foreign exchange.  The increase reflects incremental costs from acquisitions ($4 million), partially offset by lower employment costs ($3 million) mainly due to reduced headcount and lower incentive compensation.

Amortization of intangibles increased $0.8 million to $2.1 million in the third quarter of fiscal year 2013 principally due to intangible assets associated with the Inscape acquisition.

Contribution to Profit:

Contribution to profit for the third quarter of fiscal year 2013 grew $4.5 million to $11.8 million mainly due to the Inscape and ELS acquisitions.  Contribution margin in the third quarter improved 360 basis points to 10.4% mainly due to higher margin digital revenue from acquisitions and lower distribution costs due to the consumer program divestment and growth in digital products.

Acquisitions and Alliances

In November, the Company acquired Efficient Learning Systems, Inc. (“ELS”) an e-learning system provider focused in the areas of professional finance and accounting, for $24 million.  The acquisition helps Wiley become a leader in the growing global online CPA exam preparation market and will accelerate our e-learning strategies with capabilities that can be leveraged with other accounting and financial certifications. Annual revenue is expected to be approximately $7 million and modestly dilutive to fiscal year 2013 earnings after financing costs.

In December, PD completed the acquisition of assets from Stevenson, Inc., a leading resource for newsletters and online events in fundraising, nonprofit management, and communications. The assets include six well-respected newsletters and a variety of online events. The acquisition will enable Wiley to expand its strategy for digital delivery of content to the growing nonprofit market globally, providing practical, must-have information to nonprofit professionals.

During the quarter, Wiley signed a Financial Industry Regulatory Authority (FINRA) series test preparation agreement with the Securities Institute of America (SIA) to provide preparatory exam content for financial brokers and advisors.

Global Education (GEd):
	For the Three Months
	Ended January 31,			% change
Dollars in thousands	2013	2012	% change	w/o FX

Print Books	$62,848	$68,984	-9%	-10%
Non-Traditional & Digital	36,699	28,255	30%	30%
Online Program Management (Deltak)	17,145	-
Other Publishing Income	1,735	2,172	-20%	-20%
TOTAL REVENUE	$118,427	$99,411	19%	18%

Cost of Sales	(35,212)	(31,552)	12%	11%

GROSS PROFIT	83,215	67,859	23%	22%
Gross Profit Margin	70.3%	68.3%

Direct Expenses	(32,457)	(23,456)	38%	38%
Amortization of Intangibles	(2,382)	(1,206)	98%	98%

DIRECT CONTRIBUTION TO PROFIT	$48,376	$43,197	12%	11%
Direct Contribution Margin	40.8%	43.5%

Allocated Shared Services and Administrative Costs:
Distribution	(4,074)	(4,362)	-7%	-7%
Technology Services	(8,300)	(6,896)	20%	20%
Occupancy and Other	(1,198)	(531)	126%	126%
CONTRIBUTION TO PROFIT	$34,804	$31,408	11%	10%
Contribution Margin	29.4%	31.6%

Revenue:

GEd revenue for the third quarter of fiscal year 2013 increased 19% to $118.4 million, or 18% excluding the favorable impact of foreign exchange.  The increase was driven by incremental revenue from the Deltak acquisition in the second quarter of fiscal year 2013 ($17 million) and growth in non-traditional and digital revenue, partially offset by lower revenue from print books and other publishing income.

Print Books

Print book revenue for the third quarter of fiscal year 2013 declined 9% to $62.8 million, or 10% excluding the favorable impact of foreign exchange. The decrease was mainly driven by enrollment declines, particularly in the for-profit schools sector, and the impact of rentals on the traditional textbook business.

Non-Traditional & Digital Content

Non-traditional and digital content revenue, which includes WileyPLUS, eBooks, digital content sold directly to institutions and custom publishing, increased 30% to $36.7 million in the third quarter of fiscal year 2013 principally due to growth in WileyPLUS, eBooks, and digital sales to institutions.  Non-traditional and digital content revenue accounted for 31% of total GEd revenue, as compared to 28% in the prior year.

Total GEd Revenue by Region (on a currency neutral basis)
•	Americas increased 1% to $68.4 million, excluding incremental Deltak revenue of $17.1 million
•	EMEA fell 15% to $4.7 million
•	Asia-Pacific grew 5% to $28.2 million

Total GEd Revenue by Major Subject (on a currency neutral basis)
•	Engineering and Computer Science grew 10% to $14.2 million
•	Science fell 10% to $16.8 million
•	Business and Accounting increased 3% to $26.3 million
•	Social Science decreased 3% to $15.0 million
•	Math increased 2% to $6.8 million
•	Microsoft Official Academic Course grew 9% to $3.3 million

Cost of Sales:

Cost of sales for the third quarter of fiscal year 2013 increased 12% to $35.2 million, or 11% excluding the unfavorable impact of foreign exchange.  The increase was driven by incremental costs from the Deltak acquisition ($4 million), partially offset by the continued transition to digital products ($1 million).

Gross Profit:

Gross profit margin for the third quarter of fiscal year 2013 of 70.3% was 200 basis points higher than prior year principally due to higher margin incremental revenue from the Deltak acquisition (100 basis points) and the continued transition to digital products.

Direct Expenses and Amortization:

Direct expenses increased 38% to $32.5 million in the third quarter of fiscal year 2013 principally due to incremental costs from the Deltak acquisition ($9 million) and higher employment costs ($1 million), partially offset by lower editorial costs ($1 million) and cost containment initiatives ($1 million).

Amortization of intangibles increased $1.2 million to $2.4 million in the third quarter of fiscal year 2013 primarily due to intangible assets associated with the Deltak acquisition.

Contribution to Profit:

Contribution to profit for the third quarter of fiscal year 2013 increased 11% to $34.8 million, or 9% excluding the unfavorable impact of foreign exchange. The increase in Contribution to profit reflected higher digital revenue and gross profit and contribution from acquisitions.

Shared Services and Administrative Costs
	For the Three Months
	Ended January 31,			% change
Dollars in thousands	2013	2012	% change	w/o FX

Distribution	$25,911	$27,110	-4%	-6%
Technology Services	41,699	34,880	20%	19%
Finance	10,955	11,098	-1%	-2%
Other Administration	17,334	17,542	-1%	-2%
Total	$95,899	$90,630	6%	5%

Shared services and administrative costs for the third quarter of fiscal year 2013 increased 6% to $95.9 million, or 5% excluding the unfavorable impact of foreign exchange.  Higher technology costs ($7 million), which includes incremental costs from the Deltak acquisition ($1 million), were partially offset by other costs ($2 million), mainly lower print journal and book distribution costs and lower facility costs.

RESULTS OF OPERATIONS – NINE MONTHS ENDED JANUARY 31, 2013

Throughout this report, references to amounts “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses.  Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location.  For the first nine months of fiscal years 2013 and 2012, the average exchange rates to convert British pounds sterling to U.S. dollars were 1.59 and 1.60, respectively.  The average exchange rates to convert euros into U.S. dollars for the same periods were 1.28 and 1.39, respectively.  Unless otherwise noted, all variance explanations below are on a currency neutral basis.

Revenue, Cost of Sales and Gross Profit:

Revenue for the first nine months of fiscal year 2013 decreased 1% to $1,314.9 million, but was flat excluding the unfavorable impact of foreign exchange.  Incremental revenue from the Deltak, Inscape and ELS acquisitions ($35 million) was offset by the impact of winding down the PD consumer publishing programs ($13 million) and other declines in each of the Company’s three core businesses.

Cost of sales for the first nine months of fiscal year 2013 decreased 1% to $398.6 million mainly due to the impact of winding down the PD consumer publishing programs ($4 million); lower sales volume ($6 million); growth in lower cost digital products ($7 million), partially offset by incremental cost of sales from acquisitions ($6 million); higher royalty and composition costs ($8 million)

Gross profit for the nine months ending January 31, 2013 of 69.7% was 20 basis points higher than prior year mainly due to higher margin incremental revenue from acquisitions.

Operating and Administrative Expenses:

Operating and administrative expenses for the first nine months of fiscal year 2013 increased 1% to $689.8 million.  The increase was mainly driven by incremental operating and administrative expenses from acquisitions ($19 million); higher technology costs ($6 million); and higher employment costs ($2 million), partially offset by cost containment initiatives ($6 million); a reduction related to the winding down of the PD consumer publishing programs ($5 million); lower journal and book distribution costs due to lower volume and the migration from print to digital products ($2 million) and  lower facility costs ($3 million). Prior year facility costs included duplicate rent as the Company was transitioning to new facilities.

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

Impairment of Consumer Publishing Programs:

In September 2012, the Company entered into negotiations with Houghton Mifflin Harcourt (“HMH”) regarding the sale of the Company’s culinary, CliffsNotes, and Webster’s New World Dictionary consumer publishing programs.  As a result, the Company began accounting for these publishing programs as Assets Held for Sale and recorded a pre-tax impairment charge of $12.1 million ($0.12 per share) in the second quarter of fiscal year 2013 to reduce the carrying value of the assets within these programs to their fair value, based on the estimated sales price, less costs to sell.  On November 5, 2012, the Company completed the sale of these publishing programs to HMH for $11.0 million in cash, which approximated the estimated sale price, of which $1.1 million is held in escrow related to standard commercial representations and warranties.  In connection with the sale, the Company also entered into a transition services agreement.

The Company is also continuing to explore opportunities to sell its remaining consumer publishing programs which include pets, crafts, nautical and general interest.  If a sale is not feasible, the Company plans to discontinue publishing within these remaining programs.  In the second quarter of fiscal year 2013, the Company recorded a pre-tax impairment charge of $3.4 million ($0.04 per share) to reduce the carrying value of inventory and royalty advances within these consumer publishing programs to their estimated realizable value.

Amortization of Intangibles:

Amortization of intangibles increased $3.4 million to $30.4 million in the first nine months of fiscal year 2013.  The increase was mainly driven by incremental amortization related to the Deltak and Inscape acquisitions.

Gain on Sale of Travel Publishing Program:

On August 10, 2012, the Company entered into a definitive agreement with Google, Inc. (“Google”) for the sale of key assets of its travel publishing program, including all of its interests in the Frommer’s, Unofficial Guides, and WhatsonWhen brands for $22 million in cash, of which $3.3 million is held in escrow related to standard commercial representations and warranties. The effective date of the transaction was August 31, 2012.  As a result, the Company recorded a $9.8 million gain on the sale ($0.10 per share) in the second quarter of fiscal year 2013.  In connection with the sale, the Company also entered into a transition services agreement.

Interest Expense/Income, Foreign Exchange and Other:

Interest expense for the first nine months of fiscal year 2013 increased $3.3 million to $9.6 million.  Higher interest rates and higher average debt contributed approximately $2.4 million and $0.9 million to the increase, respectively.  The Company’s average cost of borrowing during the first nine months of fiscal years 2013 and 2012 was 2.0% and 1.5%, respectively.  In the first nine months of fiscal years 2013 and 2012, the Company recognized foreign exchange transaction losses of $1.6 million and $1.1 million, respectively.  Interest income and other decreased $0.7 million to $1.6 million in the first nine months of fiscal year 2013.

Provision for Income Taxes:

The effective tax rate for the first nine months of fiscal year 2013 was 22.6% compared to 19.9% in the prior year.  During the first quarters of fiscal years 2013 and 2012, the Company recorded non-cash deferred tax benefits of $8.4 million ($0.14 per share) and $8.8 million ($0.14 per share), respectively, principally associated with new tax legislation enacted in the U.K. that reduced the U.K. statutory income tax rates by 2% in each period. The benefits recognized by the Company reflect the measurement of all applicable U.K. deferred tax balances to the new income tax rates. The U.K. statutory tax rate as of January 31, 2013 is 23%.  During the third quarter of fiscal year 2012, the Company released an income tax reserve of approximately $7.5 million ($0.12 per share) due to the expiration of the statute of limitations. The $7.5 million was originally recorded in conjunction with the purchase accounting for the Blackwell acquisition. Excluding the impact of the tax benefits described above, the Company’s effective tax rate decreased from 27.9% to 27.3% principally due to lower U.S. earnings in the first nine months of fiscal year 2013 due to the consumer publishing program impairment charges.

Earnings Per Share:

Earnings per diluted share for the first nine months of fiscal year 2013 decreased 16% to $2.26 reflecting the consumer publishing program impairment charges ($0.16 per share); the restructuring charges ($0.06 per share); and the prior year income tax reserve release ($0.12 per share) partially offset by the gain on sale of the travel publishing program ($0.10 per share). Excluding these items, earnings per diluted share decreased 7% to $2.38 mainly due to lower revenue and higher technology costs.

Future Restructuring Program and Charge:

In March, Wiley announced a program to restructure and realign the Company’s cost base with current and anticipated future market conditions. When implemented, the plan is expected to improve margins by reducing operating expenses and cost of sales and accelerate earnings growth while providing increased capacity for investment to grow our digital businesses. Working with a third-party restructuring firm since January, the Company is progressing towards finalizing plans to realize approximately $80 million in cost savings on a run-rate basis by the end of April 2014.  The Company is targeting a majority of the cost savings to improve margins and earnings, with the remainder reinvested in high growth digital business opportunities.

As part of the implementation of the restructuring program, Wiley expects to record a restructuring charge of approximately $25 million in the fourth quarter of this fiscal year.  At least one additional charge is expected as phases of the program are implemented over the course of fiscal 2014.   The charges will be related principally to severance and other employee separation-related benefits as well as other business transition-related costs.

Segment Results for the Nine Months Ended January 31, 2013

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

 Scientific, Technical, Medical and Scholarly (STMS):
	For the Nine Months
	Ended January 31,			% change
Dollars in thousands	2013	2012	% change	w/o FX (a)

Journal Subscriptions	$461,611	$468,823	-2%	-1%
Books	126,409	129,775	-3%	-2%
Other Publishing Income	138,659	150,663	-8%	-6%
TOTAL REVENUE	$726,679	$749,261	-3%	-2%

Cost of Sales	(195,589)	(203,484)	-4%	-3%

GROSS PROFIT	531,090	545,777	-3%	-2%
Gross Profit Margin	73.1%	72.8%

Direct Expenses	(207,737)	(213,857)	-3%	-1%
Amortization of Intangibles	(19,763)	(19,597)	1%	1%
Restructuring Charges (see Note 8)	(2,966)	-

DIRECT CONTRIBUTION TO PROFIT	$300,624	$312,323	-4%	-2%
Direct Contribution Margin	41.4%	41.7%

Allocated Shared Services and Administrative Costs:
Distribution	(34,813)	(36,358)	-4%	-3%
Technology Services	(52,878)	(49,230)	7%	8%
Occupancy and Other	(16,412)	(15,392)	7%	7%
CONTRIBUTION TO PROFIT	$196,521	$211,343	-7%	-5%
Contribution Margin	27.0%	28.2%

(a)	Adjusted to exclude the fiscal year 2013 restructuring charges.

Revenue:

STMS revenue for the first nine months of fiscal year 2013 decreased 3% to $726.7 million, or 2% excluding the unfavorable impact of foreign exchange.  The decline was driven by other publishing income, journal subscriptions and print books.

Journal Subscriptions

Journal subscription revenue for the first nine months of fiscal year 2013 decreased 2% to $461.6 million, or 1% excluding the unfavorable impact of foreign exchange.  The decline was driven by publication timing versus prior year and a change in journal subscription license terms that affects the timing of subscription revenue recognition as noted below ($4 million), partially offset by increased revenue from new society business ($1 million).  Calendar year 2013 journal subscription renewals are up approximately 5% over calendar year 2012 with 77% of expected calendar 2013 business closed as of January 31, 2013.

For calendar year 2013, the Company has introduced an alternative subscription license structure for some customers which previously was based on a commitment by the Company to provide a discrete number of online journal issues. The alternative license is based upon online access for a calendar year and is not issue-specific. This resulted in a $1.5 million shift of revenue which would have been otherwise recognized in the third quarter to later in the calendar year. The shift is expected to impact fiscal year 2013 revenue but have no impact on calendar 2013 journal revenue growth as it will be earned over the course of the calendar year.

Books

Book revenue for the first nine months of fiscal year 2013 of $126.4 million declined 3% from prior year, or 2% excluding the unfavorable impact of foreign exchange as lower print book revenue ($7 million) was partially offset by growth in digital books ($5 million).

Other Publishing Income

Other publishing income for the first nine months of fiscal year 2013 decreased 8% to $138.7 million, or 6% excluding the unfavorable impact of foreign exchange.  The decline was driven by lower sales of journal reprints ($7 million), backfiles ($5 million) and advertising ($2 million), partially offset by growth in funded open access ($2 million), pay-per-article revenue ($2 million) and the sale of publishing rights ($1 million).

Total STMS Revenue by Region (on a currency neutral basis)
•	Americas fell 1% to $279.2 million
•	EMEA declined 3% to $401.8 million
•	Asia-Pacific decreased 3% to $45.7 million

Cost of Sales:

Cost of sales for the nine months ending January 31, 2013 decreased 4% to $195.6 million, or 3% excluding the favorable impact of foreign exchange.  The decline was mainly driven by growth in lower cost digital products ($6 million) and lower sales volume ($4 million), partially offset by higher royalty rates on new society journals ($3 million) and higher composition costs ($1 million).

Gross Profit:

Gross profit margin for the first nine months of fiscal year 2013 of 73.1% was 30 basis points higher than prior year mainly due to the ongoing transition to digital products, partially offset by higher royalty rates on new society journals and higher composition costs.

Direct Expenses and Amortization:

Direct expenses for the first nine months of fiscal year 2013 of $207.7 million decreased 3% from prior year, or 1% excluding the favorable impact of foreign exchange.  The decline was driven by cost containment initiatives ($2 million) and a prior year bad debt provision related to an outstanding receivable with a university in Iran ($1 million), partially offset by higher employment costs ($2 million).

Amortization of intangibles increased $0.2 million to $19.8 million for the first nine months of fiscal year 2013 mainly due to the acquisition of publication rights for new society journals.

Contribution to Profit:

Contribution to profit for the nine months ending January 31, 2013 decreased 7% to $196.5 million, or 5% excluding the unfavorable impact of foreign exchange and the restructuring charge.  Contribution margin for the first nine months of fiscal year 2013 was 27.0% compared to 28.2% in the prior year principally due to lower revenue and higher allocated technology costs due to investments in digital products and infrastructure.

Society Partnerships
•	25 new society journals were signed with combined annual revenue of approximately $27 million
•	62 renewals/extensions were signed with approximately $41 million in combined annual revenue
•	2 journal society contracts were lost with combined annual revenue of approximately $6 million

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

	For the Nine Months
	Ended January 31,			% change
Dollars in thousands	2013	2012	% change	w/o FX (a)

Books	$262,569	$278,380	-6%	-5%
Training and Assessment	21,047	3,054
Other Publishing Income	32,744	33,529	-2%	-1%
TOTAL REVENUE	$316,360	$314,963	0%	1%

Cost of Sales	(115,756)	(117,296)	-1%	-1%

GROSS PROFIT	200,604	197,667	1%	2%
Gross Profit Margin	63.4%	62.8%

Direct Expenses	(115,661)	(115,228)	0%	1%
Amortization of Intangibles	(6,048)	(3,751)	61%	61%
Restructuring Charges (see Note 8)	(1,254)	-
Impairment of Consumer Publishing Programs (see Note 7)	(15,521)	-
Gain on Sale of Travel Publishing Program (see Note 7)	9,829	-

DIRECT CONTRIBUTION TO PROFIT	$71,949	$78,688	-9%	1%
Direct Contribution Margin	22.7%	25.0%

Allocated Shared Services and Administrative Costs:
Distribution	(30,937)	(34,132)	-9%	-9%
Technology Services	(21,908)	(18,680)	17%	17%
Occupancy and Other	(8,054)	(9,584)	-16%	-16%
CONTRIBUTION TO PROFIT	$11,050	$16,292	-32%	12%
Contribution Margin	3.5%	5.2%

(a) Adjusted to exclude the fiscal year 2013 gain on sale of the travel publishing program, the asset impairment charges related to the consumer publishing programs and the restructuring charges.

Revenue:

PD revenue for the first nine months of fiscal year 2013 of $316.4 million was flat with the prior year, but grew 1% excluding the unfavorable impact of foreign exchange.  The growth was driven by incremental revenue from the acquired Inscape ($16 million) and ELS ($2 million) online training and assessment businesses, partially offset by a decline in books and other publishing income. The decline in book revenue was driven by continued softness in global retail channels in the print book business, particularly divested consumer titles ($11 million).  Digital book revenue grew 12% in the first nine months of fiscal year 2013 to approximately $37 million.  The decline in other publishing income reflects lower advertising revenue ($1 million) and copyright revenue ($1 million), partially offset by revenue from the Company’s transition services agreements related to the sales of the consumer publishing programs.

Total PD Revenue by Region (on a currency neutral basis)
•	Americas were flat at $250.2 million
•	EMEA increased 1% to $43.9 million
•	Asia-Pacific increased 3% to $22.3 million

Total PD Revenue by Major Category (on a currency neutral basis)
•	Business rose 19% to $119.4 million, with solid growth from Inscape and the CFA product launch
•	Consumer fell 17% to $74.1 million
•	Technology declined 1% to $63.9 million
•	Professional Education fell 1% to $21.3 million
•	Architecture decreased 6% to $19.2 million
•	Psychology increased 3% to $10.4 million

Cost of Sales:

Cost of sales for the first nine months of fiscal year 2013 declined 1% to $115.8 million.  The decline was driven by the impact of winding down the consumer publishing programs ($4 million), partially offset by incremental costs from acquisitions ($2 million) and higher royalty rates ($1 million).

Gross Profit:

The gross profit margin for the first nine months of fiscal year 2013 of 63.4% was 60 basis points higher than prior year reflecting higher margin digital revenue from acquisitions, partially offset by higher royalty rates and lower sales volume.

Direct Expenses and Amortization:

Direct expenses for the first nine months of fiscal year 2013 of $115.7 million were flat with the prior year, but increased 1% excluding the favorable impact of foreign exchange.  The increase on a currency neutral basis reflects incremental costs from acquisitions ($8 million), partially offset by lower employment costs ($4 million), mainly due to reduced headcount and lower incentive compensation, and cost containment initiatives ($3 million).

Amortization of intangibles increased $2.3 million to $6.0 million for the first nine months of fiscal year 2013 mainly due to acquired intangible assets associated with Inscape.

Contribution to Profit:

Contribution to profit decreased $5.2 million to $11.1 million for the first nine months of fiscal year 2013.  The restructuring and impairment charges ($17 million); lower contribution from the divested consumer programs ($4 million) and higher technology costs ($3 million) were partially offset by the gain on sale of the travel program ($10 million); contributions from acquisitions ($6 million) and lower distribution costs ($3 million).

Global Education (GEd):
	For the Nine Months
	Ended January 31,			% change
Dollars in thousands	2013	2012	% change	w/o FX (a)

Print Books	$159,908	$182,587	-12%	-12%
Non-Traditional & Digital Content	87,334	73,377	19%	19%
Deltak	17,145	-
Other Publishing Income	7,498	7,977	-6%	-5%
TOTAL REVENUE	$271,885	$263,941	3%	3%

Cost of Sales	(87,247)	(83,692)	4%	4%

GROSS PROFIT	184,638	180,249	2%	3%
Gross Profit Margin	67.9%	68.3%

Direct Expenses	(80,726)	(72,731)	11%	11%
Amortization of Intangibles	(4,593)	(3,617)	27%	27%
Restructuring Charges (see Note 8)	(169)	-

DIRECT CONTRIBUTION TO PROFIT	$99,150	$103,901	-5%	-4%
Direct Contribution Margin	36.5%	39.4%

Allocated Shared Services and Administrative Costs:
Distribution	(11,646)	(11,985)	-3%	-3%
Technology Services	(23,047)	(19,872)	16%	16%
Occupancy and Other	(4,893)	(4,033)	21%	21%
CONTRIBUTION TO PROFIT	$59,564	$68,011	-12%	-12%
Contribution Margin	21.9%	25.8%

(a)	Adjusted to exclude the fiscal year 2013 restructuring charges.

Revenue:

GEd revenue for the first nine months of fiscal year 2013 increased 3% to $271.9 million mainly driven by incremental revenue from the Deltak acquisition ($17 million) and growth in non-traditional and digital content, partially offset by lower revenue from print books.

Print Books

Print book revenue for the first nine months of fiscal year 2013 declined 12% to $159.9 million. The decrease was mainly driven by enrollment declines, particularly in the for-profit school sector, and the impact of rentals on the traditional textbook business.

Non-Traditional & Digital Content

Non-traditional and digital content revenue, which includes WileyPLUS, eBooks, digital content sold directly to institutions, binder editions and custom publishing, increased 19% to $87.3 million in the first nine months of fiscal year 2013.  The growth mainly reflects higher revenue from WileyPLUS, eBooks and digital sales institutions.

Total GEd Revenue by Region (on a currency neutral basis)
•	Americas fell 4% to $185.3 million, excluding incremental Deltak revenue of $17.1 million
•	EMEA decreased 8% to $16.5 million
•	Asia-Pacific increased 1% to $53.0 million

Total GEd Revenue by Major Subject (on a currency neutral basis)
•	Engineering and Computer Science grew 6% to $37.5 million
•	Science fell 10% to $53.4 million
•	Business and Accounting declined 6% to $64.5 million
•	Social Science decreased 3% to $41.8 million
•	Math fell 7% to $21.4 million
•	Microsoft Official Academic Course (MOAC) increased 9% to $8.5 million

Cost of Sales:

Cost of sales for the first nine months of fiscal year 2013 increased 4% to $87.2 million.  The increase was driven by incremental costs from the Deltak acquisition ($4 million), partially offset by lower costs digital products.

Gross Profit:

Gross profit margin for the first nine months of fiscal year 2013 declined 40 basis points to 67.9%. The decline was driven by higher composition costs to support WileyPLUS course development and higher inventory and royalty provisions, partially offset by higher margin incremental Deltak revenue and growth in digital products.

Direct Expenses and Amortization:

Direct expenses increased 11% to $80.7 million in the first nine months of fiscal year 2013 principally due to incremental costs from the Deltak acquisition ($9 million) and higher employment costs ($1 million), partially offset by cost containment initiatives ($2 million).

Amortization of intangibles increased $1.0 million to $4.6 million in the first nine months of fiscal year 2013 primarily due acquired intangible assets associated with Deltak.

Contribution to Profit:

Contribution to profit for the first nine months of fiscal year 2013 declined 12% to $59.6 million.  Contribution margin was 21.9% compared to 25.8% in the prior year with the decrease reflecting lower revenue and lower contribution margins from Deltak, as planned.

Acquisition

On October 25, 2012, the Company acquired Deltak.edu (“Deltak”) for approximately $220 million. Deltak, based in Chicago, creates and manages online degree programs for traditional non-profit colleges and universities. This acquisition increases Wiley’s presence in online Educational Services. Through Deltak, Wiley will now provide a complete solution to help traditional colleges and universities transition their programs into valuable online experiences offering market research, instructional design, marketing, and student recruitment and retention services with the goal of boosting the quality and efficacy of online and hybrid programs. Deltak also provides Wiley with access to high-growth markets and a variety of capabilities and technologies for its expansion into custom online courses and curriculum development. Wiley offers Deltak, the ability to accelerate their growth globally, access to professional consumers and expanded offerings of content and faculty development. Today Deltak supports more than 100 online programs. Deltak reported revenue of $54 million for its most recently completed fiscal year end, September 30, 2012, representing growth of 23% over the prior fiscal year. For fiscal year 2013, Deltak is expected to contribute approximately $34 million of revenue and be modestly dilutive to earnings per share.  Revenue related to Deltak was approximately $17 million for the third quarter of fiscal year 2013.

Shared Services and Administrative Costs
	For the Nine Months
	Ended January 31,			% change
Dollars in thousands	2013	2012	% change	w/o FX (a)

Distribution	$77,589	$82,511	-6%	-5%
Technology Services	113,246	103,916	9%	9%
Finance	33,179	33,032	0%	2%
Other Administration	62,147	64,857	-4%	-4%
Total	$286,161	$284,316	1%	1%

(a) Adjusted to exclude a fiscal year 2013 restructuring charge of $0.5 million related to activities that will be discontinued, outsourced, or relocated to a lower cost region.

Shared services and administrative costs for the first nine months of fiscal year 2013 increased 1% to $286.2 million.  The increase was driven by higher technology costs ($6 million), which includes incremental costs from the Deltak acquisition ($1 million), and higher employment costs ($4 million), partially offset by lower facility costs ($3 million), lower journal and book distribution costs due to the migration from print to digital products ($2 million) and cost containment initiatives ($1 million).

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Cash and Cash Equivalents balance was $285.9 million at the end of the third quarter of fiscal year 2013, compared with $284.5 million a year earlier.

Cash Provided by Operating Activities for the first nine months of fiscal year 2013 decreased $103.8 million to $162.2 million principally due to changes in deferred revenue ($42 million); an income tax deposit paid in Germany ($30 million); and increased cash used for operating assets and liabilities ($25 million). The change in deferred revenue primarily reflects the timing of journal cash collections.  Higher cash used for operating assets and liabilities primarily reflects lower income taxes payable ($32 million) and higher accounts receivable due to timing ($7 million) partially offset by other ($14 million), mainly lower incentive compensation payments.

Cash used for Investing Activities for the first nine months of fiscal year 2013 was $307.3 million compared to $91.6 million in the prior year. The Company invested $258.7 million in acquisitions of publishing assets and rights, principally the Deltak and ELS acquisitions, compared to $6.4 million in the prior year.  During fiscal 2013 the Company sold the assets of the Travel program for $22 million, and the Culinary, CliffsNotes and Websters New World consumer publishing programs for $11 million, of which $3.3 million and $1.1 million remain in escrow, respectively. Cash used for technology, property and equipment decreased to $41.6 million compared to $47.9 million in the prior year.

Cash provided by Financing Activities was $175.8 million in the first nine months of fiscal 2013, as compared to a use of $84.5 million in the prior year period. The Company’s net debt (debt less cash and cash equivalents) increased $250.4 million from January 31, 2012.  The increase in the net debt position in the current period is primarily the result of funds borrowed to finance the acquisitions of Deltak for $220 million and ELS for $24 million. These acquisitions did not have an impact on the Company’s ability to meet other operating, investing and financing needs.  Net borrowings through the first nine months of fiscal 2013 were $259.8 million compared to $28.8 million in the prior year period. Financing activities in both periods included net borrowings under the credit facility, payments of dividends to shareholders, purchase of treasury shares and proceeds from stock option exercises. The Company increased its quarterly dividend to shareholders by 20% to $0.24 per share versus $0.20 per share in the prior year. The Company repurchased 1,105,684 treasury shares in the first nine months of fiscal 2013 at an average price of $40.85 per share compared to 1,304,700 treasury shares at an average price of $46.48 in the prior year period.

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

Cash and Cash Equivalents held outside the U.S. were approximately $283 million as of January 31, 2013.  The balances were comprised primarily of euros, British pound sterling, U.S. dollars and Australian dollars. Maintenance of these non-U.S. dollar cash balances does not have a material impact on the liquidity or capital resources of the Company.

As of January 31, 2012, the Company had approximately $735 million of debt outstanding and approximately $101 million of unused borrowing capacity under the Revolving Credit Facility. The Company believes that our operating cash flow, together with our revolving credit facilities and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us or at all. As disclosed in Note 6, on October 18, 2012 the Company increased its credit limit under the Revolving Credit Facility from $700 million to $825 million.

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

Projected composition and technology, property and equipment capital spending for fiscal year 2013 is forecast to be approximately $75 million and $55 million, respectively, primarily to enhance system functionality and drive future business growth. Projected spending for author advances, which is classified as an operating activity, is forecast to be approximately $110 million for fiscal year 2013.

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

Interest Rates

The Company had $734.8 million of variable rate loans outstanding at January 31, 2013, which approximated fair value.  On March 30, 2012, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.645% and receives a variable rate of interest based on one month LIBOR (as defined) from the counterparty which is reset every month for a three-year period ending March 31, 2015. As of January 31, 2013, the notional amount of the interest rate swap was $250.0 million.

It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.  During the three and nine months ended January 31, 2013, the Company recognized losses on its hedge contracts of approximately $0.4 million and $1.3 million, respectively, which are reflected in Interest Expense in the Condensed Consolidated Statements of Income.  At January 31, 2013, the fair value of the outstanding interest rate swap was a net deferred loss of $1.4 million and was recorded in Other Long-Term Liabilities in the Condensed Consolidated Statements of Financial Position. On an annual basis, a hypothetical one percent change in interest rates for the $484.8 million of unhedged variable rate debt as of January 31, 2013 would affect net income and cash flow by approximately $3.0 million.

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is primarily exposed to movements in British pound sterling, euros, Canadian and Australian dollars, and certain Asian currencies. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses.  Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment.  The Company also has significant investments in non-US businesses that are exposed to foreign currency risk.  During the three and nine months ended January 31, 2013, the Company recorded foreign currency translation losses in other comprehensive income of approximately $5.7 million and $11.6 million, respectively,  primarily as a result of the strengthening of the U.S. dollar relative to the British pound sterling and euro.

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

The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Losses on the Condensed Consolidated Statements of Income, and carried at their fair value on the Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Losses. As of January 31, 2013, the total notional amount of the open forward exchange contract in U.S. dollars was approximately $60.0 million. During the three and nine months ended January 31, 2013, the Company did not designate any forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities. As of January 31, 2013, the fair value of the open forward exchange contract was a loss of $1.3 million, which was measured on a recurring basis using Level 2 inputs and recorded within the Other Accrued Liabilities line item on the Condensed Consolidated Statements of Financial Position. For the three and nine months ended January 31, 2013, the losses recognized on the forward exchange contracts were $1.3 million and $0.7 million, respectively.

Sales Return Reserves

The Company provides for sales returns based upon historical return experience and current market trends in the various markets and geographic regions in which the Company does business. Associated with the estimated sales return reserves, the Company also includes a related reduction in inventory and royalty costs as a result of the expected returns.

Net sales return reserves amounted to $45.9 million, $54.3 million and $35.8 million as of January 31, 2013 and 2012, and April 30, 2012, respectively. The reserves are reflected in the following accounts of the Condensed Consolidated Statements of Financial Position – increase (decrease):

	January 31, 2013	January 31, 2012	April 30, 2012

Accounts Receivable	$(62,258)	$(72,905)	$(48,612)
Inventory	8,508	10,072	7,246
Accounts and Royalties Payable	(7,805)	(8,503)	(5,593)
Decrease in Net Assets	$(45,945)	$(54,330)	$(35,773)

The change in the sales return reserve compared to January 31, 2012 was principally driven by the Company’s ongoing migration to eBooks. On an annual basis, a hypothetical one percent change in the estimated sales return rate could affect net income by approximately $3.1 million. A change in the pattern or trends in returns could affect the estimated allowance.

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

The Company’s book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 10% of total annual consolidated revenue and 16% of accounts receivable at January 31, 2013, the top 10 book customers account for approximately 20% of total annual consolidated revenue and approximately 44% of accounts receivable at January 31, 2013.

Disclosure of Certain Activities Relating to Iran

The European Union, Canada and United States have imposed sanctions on business relationships with Iran, including restrictions on financial transactions and prohibitions on direct and indirect trading with listed “designated persons.”  In the first nine months of fiscal year 2013, the Company recorded revenue and net profits of approximately $0.2 million and $0.1 million, respectively, related to the sale of scientific and medical content to certain publicly funded universities, hospitals and institutions that meet the definition of the “Government of Iran” as defined under section 560.304 of title 31, Code of Federal Regulations.  The Company has assessed its business relationship and transactions with Iran and believes it is in compliance with the regulations governing the sanctions.  The Company intends to continue in these or similar sales as long as they continue to be consistent with all applicable sanctions-related regulations.

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

There were no changes in the Company’s internal controls over financial reporting during the third quarter of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of fiscal year 2013, the Company made the following purchases of Class A Common Stock under its stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program
November 2012	-	-	-	2,138,492
December 2012	467,818	$37.74	467,818	1,670,674
January 2013	419,833	$40.27	419,833	1,250,841
Total	887,651	$38.94	887,651

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

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

32.2 – 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

101.INS – XBRL Instance Document*

101.SCH – XBRL Taxonomy Extension Schema Document*

101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB – XBRL Taxonomy Extension Label Linkbase Document*

101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF – XBRL Taxonomy Extension Definition Linkbase Document*

(b)	The following reports on Form 8-K were submitted to the Securities and Exchange Commission since the filing of the Company’s 10-Q on December 10, 2012.

i.	Earnings release on the third quarter fiscal 2013 results issued on Form 8-K dated March 7, 2013 which included the condensed financial statements of the Company

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

Dated: March 11, 2013