Form 10-K
WILEY JOHN & SONS, INC.
filed 2013-06-26
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

[x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  April 30, 2013

OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the transition period from to
Commission file number     001-11507

JOHN WILEY & SONS, INC.
(Exact name of Registrant as specified in its charter)

NEW YORK		13-5593032
State or other jurisdiction of incorporation or organization		I.R.S. Employer Identification No.

111 River Street, Hoboken, NJ		07030
Address of principal executive offices		Zip Code

(201) 748-6000
Registrant’s telephone number including area code

Securities registered pursuant to Section 12(b) of the Act: Title of each class		Name of each exchange on which registered
Class A Common Stock, par value $1.00 per share		New York Stock Exchange
Class B Common Stock, par value $1.00 per share		New York Stock Exchange

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

Yes |    |      No |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, October 31, 2012, was approximately $2,037.6 million.  The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s Class A and Class B Common Stock as of May 31, 2013 was 49,197,181 and 9,492,492 respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on September 19, 2013, are incorporated by reference into Part III of this form 10-K.

JOHN WILEY AND SONS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 30, 2013

PART I

Item 1.	Business

The Company, founded in 1807, was incorporated in the state of New York on January 15, 1904. As used herein the term “Company” means John Wiley & Sons, Inc., and its subsidiaries and affiliated companies, unless the context indicates otherwise.

The Company is a global provider of knowledge and knowledge-based services in areas of research, professional development and education. Core businesses produce scientific, technical, medical and scholarly research journals, reference works, books, database services, and advertising; professional books and certification, assessment and training services; and education content and services including online program management for colleges and universities and integrated online teaching and learning resources for instructors and students. The Company takes full advantage of its content from all three core businesses in developing and cross-marketing products to its diverse customer base of researchers, professionals, students, and educators. The use of technology enables the Company to make its content efficiently more accessible to its customers around the world. The Company maintains publishing, marketing, and distribution centers in the United States, Canada, Europe, Asia, and Australia.

Further description of the Company’s business is incorporated herein by reference in the Management’s Discussion and Analysis section of this 10-K.

Employees

As of April 30, 2013, the Company employed approximately 5,400 persons on a full-time equivalent basis worldwide.  Company employees include approximately 390 new employees added during fiscal year 2013 due to acquisitions.

Financial Information About Business Segments

The note entitled “Segment Information” of the Notes to Consolidated Financial Statements and pages 14 through 49 of the Management’s Discussion and Analysis section of this 10-K are incorporated herein by reference.

Financial Information About Foreign and Domestic Operations and Export Sales

The note entitled “Segment Information” of the Notes to Consolidated Financial Statements and page 24 of the Management’s Discussion and Analysis section of this 10-K are incorporated herein by reference.

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

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995:

This 10-K and our Annual Report to Shareholders for the year ending April 30, 2013 contain certain forward-looking statements concerning the Company’s operations, performance and financial condition.  In addition, the Company provides forward-looking statements in other materials released to the public as well as oral forward-looking information. Statements which contain the words anticipate, expect, believes, estimate, project, forecast, plan, outlook, intend and similar expressions constitute forward-looking statements that involve risk and uncertainties. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those in any forward-looking statements.

Any such forward-looking statements are based upon a number of assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change based on many important factors. Such factors include, but are not limited to (i) the level of investment in new technologies and products; (ii) subscriber renewal rates for the Company’s journals; (iii) the financial stability and liquidity of journal subscription agents; (iv) the consolidation of book wholesalers and retail accounts; (v) the market position and financial stability of key retailers; (vi) the seasonal nature of the Company’s education business and the impact of the used-book market; (vii) worldwide economic and political conditions; (viii) the Company’s ability to protect its copyrights and other intellectual property worldwide; (ix) the ability of the Company to successfully integrate acquired operations and realize expected opportunities and (x) other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

Operating and Administrative Costs and Expenses

In general, any significant increase in the costs of goods and services provided to the Company may adversely affect the Company’s costs of operation. The Company has a significant investment in its employee base around the world.  The Company offers competitive salaries and benefits in order to attract and retain the highly skilled workforce needed to sustain and develop new products and services required for growth.  Employment and benefit costs are affected by competitive market conditions for qualified individuals, and factors such as healthcare, pension and retirement benefit costs. The Company is a large paper purchaser, and paper prices may fluctuate significantly from time-to-time. To reduce the impact of paper price increases, the Company relies upon multiple suppliers. The Company from time-to-time may hedge the exposure to fluctuations in price by entering into multi-year supply contracts. As of April 30, 2013, the Company’s consolidated paper inventory was approximately $6.6 million and there were no outstanding multi-year supply contracts.

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

Trade Concentration and Credit Risk

In the journal publishing business, subscriptions are primarily sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agents and is principally remitted to the Company between the months of December and March. Although at fiscal year-end the Company had minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 24% of total annual consolidated revenue and no one agent accounts for more than 10% of total annual consolidated revenue.

The Company’s book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 10% of total consolidated revenue and 14% of accounts receivable at April 30, 2013, the top 10 book customers account for approximately 19% of total consolidated revenue and approximately 38% of accounts receivable at April 30, 2013.

Changes in Laws and Regulations That Could Adversely Affect the Company’s Business

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

In a recent decision, the US Supreme Court, reversing decisions by the District Court for the Southern District of New York and Court of Appeals for the Second Circuit, held that the “first sale” doctrine of United States Copyright Law applied to copies of US copyrighted material printed outside of the United States. This decision would allow third parties who purchase works meant for sale only within a particular non-US territory to resell those works in the United States.  These works are often available outside the US at prices significantly below those of the US editions to meet local market pricing conditions.  Works developed for sale in markets outside the United States are often not substitutes for similar US editions because they are materially different.  However, any widespread resale in the United States of lower cost works could adversely impact the Company’s operating results. As a result of the change in law, the Company adjusted its business practice in selling into lower priced markets.  The decision principally affects the operations of the Company’s Education business. (See page 20 for a further discussion).

The scientific research publishing industry generates much of its revenue from paid customer subscriptions to online and print journal content. There is debate within government, academic and library communities whether such journal content should be made available for free, immediately or following a period of embargo after publication, referred to as “open access”. For instance, certain governments are considering mandating that all publications containing information derived from government-funded research be made available to the public at no cost. Open access can be achieved in two ways: Green, which enables authors to publish articles in subscription based journals and self–archive the author accepted version of the article for free public use after an embargo period, and Gold, which enables authors to publish their articles in journals that provide immediate free access to the article on the publisher’s website following payment of an article publication fee.  These mandates have the potential to put pressure on subscription-based publications and favor business models funded by author fees or government and private subsidies. If such regulations are widely implemented, the Company’s operating results could be adversely affected.

Business Transformation and Restructuring

The Company is transforming portions of its business from a traditional publishing model to being a global provider of content-enabled solutions with a focus on digital products and services.  The Deltak, Inscape and ELS acquisitions, along with the divestment of the Company’s consumer publishing programs, are examples of strategic initiatives that were implemented as part of the Company’s business transformation.  The Company will continue to explore opportunities to develop new business models and enhance the efficiency of its organizational structure.  The rapid pace and scope of change increases the risk that not all of our strategic initiatives will deliver the expected benefits within the anticipated timeframes. In addition, these efforts may somewhat disrupt the Company’s business activities which could adversely affect its operating results.

In fiscal year 2013, the Company announced a program to restructure and realign its cost base with current and anticipated future market conditions (see Note 10).  When implemented, the plan is expected to improve margins by reducing operating expenses and cost of sales and accelerate earnings growth while providing increased capacity for investment to grow our digital businesses.  Significant risks associated with these actions that may impair the Company’s ability to achieve the anticipated cost reductions or that may disrupt its business include delays in the implementation of anticipated workforce reductions in highly regulated locations outside of the U.S., particularly in Europe and Asia, decreases in employee morale and the failure to meet operational targets due to the loss of key employees.  In addition, the Company’s ability to achieve the anticipated cost savings and other benefits from these actions within the expected timeframe is subject to many estimates and assumptions.  These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control.  If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business and results of operations could be adversely affected.

Introduction of New Technologies, Products and Services

The Company must continue to invest in technological and other innovations to adapt and add value to its products and services to remain competitive. There are uncertainties whenever developing new products and services, and it is often possible that such new products and services may not be launched or if launched, may not be profitable or as profitable as existing products and services.

A common trend facing each of the Company’s businesses is the digitization of content and proliferation of distribution channels through the internet and other electronic means, which are replacing traditional print formats. The trend to eBooks has also created contraction in the print book retail market which increases the risk of bankruptcy for certain retail customers, potentially leading to the disruption of short-term product supply to consumers as well as potential bad debt write-offs.  New distribution channels, such as digital formats, the internet, online retailers and growing delivery platforms (e.g. tablets and e-readers), combined with the concentration of retailer power, present both threats and opportunities to the Company’s traditional publishing models, potentially impacting both sales volumes and pricing. In addition, there is an enhanced risk associated with the illegal unauthorized replication and distribution of digital products.

Information Technology Risks

Information technology is a key part of the Company’s business strategy and operations. As a business strategy, Wiley’s technology enables the Company to provide customers with new and enhanced products and services and is critical to the Company’s success in migrating from print to digital business models. Information technology is also a fundamental component of all our business processes; collecting and reporting business data; and communicating internally and externally with customers, suppliers, employees and others.

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

Student Demand for Lower Cost Textbooks in Higher Education

The Company’s Education business publishes educational content for undergraduate, graduate and advanced placement students, lifelong learners and in Australia secondary school students. Due to growing demand by students for less expensive textbooks, many college bookstores, online retailers and other entities offer used or rental textbooks to students at lower prices than new. It is uncertain what the ultimate impact will be on Wiley’s results from such lower priced textbook sales models.

Interest Rate and Foreign Exchange Risk

Non-U.S. revenues, as well as our substantial non-U.S. net assets, expose the Company’s results to foreign currency exchange rate volatility. Fiscal year 2013 revenue was recognized in the following currencies (as measured in U.S. dollar equivalents): approximately 56% U.S dollar; 27% British pound sterling; 8% euro and 9% other currencies. In addition, our interest-bearing loans and borrowings are subject to risk from changes in interest rates. These risks and the measures we have taken to help contain them are discussed in the Market Risk section of this 10-K. For additional details, see Note 15 to the Consolidated Financial Statements in this 10-K which is incorporated herein by reference. Notwithstanding our efforts to foresee and mitigate the effects of changes in fiscal circumstances, we cannot predict with certainty changes in currency and interest rates, inflation or other related factors affecting our business.

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

Risk of Doing Business in Developing and Emerging Markets

The Company sells its products to customers in the Middle East (including Iran and Syria), Africa (including Sudan), Cuba, and other developing markets where it does not have operating subsidiaries. In addition, approximately 10% of Research journal articles are sourced from authors in China. The Company does not own any assets or liabilities in these markets except for trade receivables. Challenges and uncertainties associated with operating in developing markets has a higher relative risk due to political instability, economic volatility, crime, terrorism, corruption, social and ethnic unrest, and other factors. While sales in these markets are not material to the Company’s business results, adverse developments related to the risks associated with these markets may cause actual results to differ from historical and forecasted future operating results.  Disruption in these markets could also trigger a decrease in consumer purchasing power, resulting in a reduced demand for our products.

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

Effects of Increases in Pension Costs and Funding Requirements

The Company provides defined benefit pension plans for the majority of its employees worldwide.  In March 2013 the Company’s Board of Directors approved amendments to the U.S. defined benefit plans that froze the plans, which will be effective on June 30, 2013.  The funding requirements and costs of these plans are dependent upon various factors, including the actual return on plan assets, discount rates, plan participant population demographics and changes in pension regulations. Changes in these factors affect the Company’s plan funding, cash flow and results of operations. A further discussion on how these factors could impact the Company’s consolidated financial statements is included on page 54 within the Management’s Discussion and Analysis section of this 10-K and incorporated herein by reference.

Effects of Inflation and Cost Increases

The Company, from time to time, experiences cost increases reflecting, in part, general inflationary factors. There is no guarantee that the Company can increase selling prices or reduce costs to fully mitigate the effect of inflation on company costs.

Ability to Successfully Integrate Key Acquisitions

The Company’s growth strategy includes title, imprint and other business acquisitions which complement the Company’s existing businesses; the development of new products and services; designing and implementing new methods of delivering products to our customers, and organic growth from existing brands and titles. Acquisitions may have a substantial impact on the Company’s revenues, costs, cash flows, and financial position. Acquisitions involve risks and uncertainties, including difficulties in integrating acquired operations and in realizing expected opportunities; diversions of management resources and loss of key employees; challenges with respect to operating new businesses; debt incurred in financing such acquisitions; and other unanticipated problems and liabilities.

Attracting and Retaining Key Employees

The Company’s success is highly dependent upon the retention of key employees globally.  In addition, we are dependent upon our ability to continue to attract new employees with key skills to support continued business growth.

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

Location	Purpose	Owned or Leased	Approx. Sq. Ft.

United States:

New Jersey	Corporate Headquarters	Leased	404,000
	Warehouse	Leased	380,000
	Office & Warehouse	Leased	185,000

Indiana	Office	Leased	123,000

California	Office	Leased	57,000

Massachusetts	Office	Leased	43,000

Illinois	Office	Leased	30,000

Florida	Office	Leased	22,000

Minnesota	Offices	Leased	12,000

International:

Australia	Office & Warehouse	Leased	93,000
	Offices	Leased	59,000

Canada	Office & Warehouse	Leased	87,000
	Office	Leased	20,000

England	Warehouses	Leased	297,000
	Offices	Leased	80,000
	Offices	Owned	70,000

Germany	Office	Owned	58,000
	Office	Leased	19,000

Singapore	Offices	Leased	68,000
	Office & Warehouse	Leased	61,000

Russia	Office	Leased	18,000

India	Office & Warehouse	Leased	16,000

China	Office	Leased	14,000

Item 3.	Legal Proceedings

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

The Company’s Class A and Class B shares are listed on the New York Stock Exchange under the symbols JWa and JWb, respectively. Dividends per share and the market price range (based on daily closing prices) by fiscal quarter for the past two fiscal years were as follows:
	Class A Common Stock			Class B Common Stock
		Market Price			Market Price
	Dividends	High	Low	Dividends	High	Low
2013
First Quarter	$0.24	$49.72	$43.69	$0.24	$49.83	$44.28
Second Quarter	0.24	51.32	42.88	0.24	51.18	42.91
Third Quarter	0.24	44.43	36.53	0.24	44.26	36.91
Fourth Quarter	0.24	39.99	36.09	0.24	40.50	35.89
2012
First Quarter	$0.20	$53.00	$49.08	$0.20	$53.22	$49.28
Second Quarter	0.20	50.71	42.35	0.20	50.90	43.06
Third Quarter	0.20	49.43	43.50	0.20	49.66	43.57
Fourth Quarter	0.20	47.93	44.41	0.20	48.00	44.30

On a quarterly basis, the Board of Directors considers the payment of cash dividends based upon its review of earnings, the financial position of the Company, and other relevant factors. As of April 30, 2013, the approximate number of holders of the Company’s Class A and Class B Common Stock were 1,160 and 93 respectively, based on the holders of record.

During the fourth quarter of fiscal year 2013, the Company made the following purchases of Class A Common Stock under its stock repurchase program:
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program
February 2013	-	-	-	1,250,841
March 2013	381,189	$39.16	381,189	869,652
April 2013	360,000	$37.84	360,000	509,652
Total	741,189	$38.52	741,189

Item 6.	Selected Financial Data

For the Years Ended April 30,
Dollars in millions (except per share data)	2013	2012	2011	2010	2009
Revenue	$1,760.8	$1,782.7	$1,742.6	$1,699.1	$1,611.4
Operating Income (a-d)	199.4	280.4	248.1	242.6	218.5
Net Income (a-e)	144.2	212.7	171.9	143.5	128.3
Working Capital (f)	(32.2)	(66.3)	(228.9)	(188.7)	(157.4)
Deferred Revenue in Working Capital (f)	(363.0)	(342.0)	(321.4)	(275.7)	(246.6)
Total Assets	2,806.4	2,532.9	2,430.1	2,308.6	2,216.8
Long-Term Debt	673.0	475.0	330.5	559.0	754.9
Shareholders’ Equity	988.4	1,017.6	977.9	722.4	513.5
Per Share Data
Earnings Per Share (a-e)
Diluted	$2.39	$3.47	$2.80	$2.41	$2.15
Basic	$2.43	$3.53	$2.86	$2.45	$2.20
Cash Dividends
Class A Common	$0.96	$0.80	$0.64	$0.56	$0.52
Class B Common	$0.96	$0.80	$0.64	$0.56	$0.52

(a)
In fiscal year 2013, the Company recorded restructuring charges of $29.3 million ($19.8 million after tax or $0.33 per share) and related impairment charges of $30.7 million ($21.1 million after tax or $0.35 per share).

(b)
In fiscal year 2013, the Company recorded a gain, net of losses, on the sale of certain Professional Development consumer publishing programs of $6.0 million ($2.6 million after tax or $0.04 per share).

(c)	In fiscal year 2011, the Company recorded a $9.3 million bad debt provision ($6.0 million after tax or $0.10 per share) related to the bankruptcy of a large book retailer “Borders”.

(d)
In fiscal year 2010, the Company recognized intangible asset impairment and restructuring charges of $15.1 million ($10.6 million after tax or $0.17 per share) principally related to GIT Verlag, a Business-to-Business German-language controlled circulation magazine business acquired in 2002.

(e)	Tax benefits and charges included in fiscal year results are as follows:
•
Fiscal years 2013, 2012 and 2011 include tax benefits of $8.4 million ($0.14 per share), $8.8 million ($0.14 per share) and $4.2 million ($0.07 per share), respectively, principally associated with legislative reductions in the U.K. corporate income tax rates.  The benefits reflect the remeasurement of all applicable U.K. deferred tax balances which are reflected at 23% as of April 30, 2013.

•	Fiscal year 2013 includes a tax charge of $2.1 million ($0.04 per share) due to recently published IRS tax positions related to the Company’s ability to take certain deductions in the U.S.
•	Fiscal year 2012 includes a tax benefit of $7.5 million ($0.12 per share) related to the reversal of an income tax reserve recorded in conjunction with the Blackwell acquisition.

(f)
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

The Company is a global provider of knowledge and knowledge-based services in areas of research, professional development and education. Core businesses produce scientific, technical, medical and scholarly research journals, reference works, books, database services, and advertising; professional books and certification, assessment and training services; and education content and services including online program management for colleges and universities and integrated online teaching and learning resources for instructors and students.  The Company takes full advantage of its content from all three core businesses in developing and cross-marketing products to its diverse customer base of researchers, professionals, students, and educators.  The use of technology enables the Company to make its content efficiently more accessible to its customers around the world. The Company maintains publishing, marketing, and distribution centers in the United States, Canada, Europe, Asia, and Australia.

Business growth comes from a combination of title, imprint and business acquisitions which complement the Company’s existing businesses; the development of new products and services; designing and implementing new methods of delivering products to our customers; and organic growth from existing brands and titles. The Company’s revenue grew at a compound annual rate of 1% over the past five years.

Core Businesses

Research:

The Company’s Research business serves the world’s research and scholarly communities and is the largest publisher for professional and scholarly societies.  Research’s mission is to support researchers, professionals and learners in the discovery and use of research knowledge to achieve results that help shape the future.  Research products include scientific, technical, medical and scholarly research journals, books, major reference works, databases, clinical decision support tools and laboratory manuals and workflow tools, in the publishing areas of the physical sciences and engineering, health sciences, social science and humanities and life sciences.  Research customers include academic, corporate, government, and public libraries; researchers; scientists; clinicians; engineers and technologists; scholarly and professional societies; and students and professors. The Company’s Research products are sold and distributed globally, online and in print through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to professional society members, bookstores, online booksellers and other customers. Publishing centers include Australia, Germany, India, Singapore, the United Kingdom and the United States. Research accounted for approximately 57% of total Company revenue in fiscal year 2013 and generated revenue growth at a compound annual rate of 1% over the past five years.

Research revenue by product type includes Journal Subscriptions sold online and in print; Print Books and eBooks including major reference works; Publishing Rights which is revenue from the licensing of the right to republish Wiley content either online or in print; Advertising and Other. Other revenue includes journal and article reprints, pay per view journal revenue, the sale of journal backfile collections, journal contributor fees, open access revenue and the sale of databases and protocols. The graph below presents Research revenue by product type for fiscal year 2013:

Key growth strategies for the Research business include developing new digital products, services and workflow solutions to meet the needs of researchers, authors and societies; continuing the migration and transformation of the book business from print to digital, focusing resources on high-growth and emerging markets; developing new open access revenue streams; and evolving and developing new licensing models for the Company’s institutional customers.

Approximately 53% of journal subscription revenue is derived from publishing rights owned by the Company. Publishing alliances also play a major role in Research’s success. Approximately 47% of journal subscription revenue is derived from publication rights which are owned by professional societies and published by the Company pursuant to a long-term contract or owned jointly with a professional society. These society alliances bring mutual benefit, with the societies gaining Wiley’s publishing, marketing, sales and distribution expertise, while Wiley benefits from being affiliated with prestigious societies and their members. The Company publishes the journals of many prestigious societies, including the American Cancer Society, the American Heart Association, the British Journal of Surgery Society, the Federation of European Biochemical Societies, the European Molecular Biology Organization, the American Anthropological Association, the American Geophysical Union and the German Chemical Society.

The Company’s Research business is a provider of content and services in evidence-based medicine (EBM). Through the Company’s alliance with The Cochrane Collaboration, the Company publishes The Cochrane Library, a premier source of high-quality independent evidence to inform healthcare decision-making, which provides the foundation for the Company’s growing suite of EBM products designed to improve patient healthcare. EBM facilitates the effective management of patients through clinical expertise informed by best practice evidence that is derived from medical literature.

Wiley Online Library, the online publishing platform for the Company’s Research business, is one of the world’s broadest and deepest multidisciplinary collections of online resources covering life, health and physical sciences, social science and the humanities. Built on the latest technology and designed with extensive input from scholars around the world, Wiley Online Library delivers seamless integrated access to over 4 million articles from 1,500 journals, 13,000 online books, and hundreds of reference works, laboratory protocols and databases. Wiley Online Library provides the user with intuitive navigation, enhanced discoverability, expanded functionality and a range of personalization options. Wiley Online Library also provides the Company with revenue growth opportunities through new applications and business models, online advertising, deeper market penetration and individual sales and pay-per-view options.

Access to Wiley Online Library is sold through licenses with academic and corporate libraries, consortia and other academic, government and corporate customers. The Company offers a range of licensing options including customized suites of journal publications for individual customer needs as well as subscriptions for individual journal and online book publications. Licenses are typically sold in durations of one to three years.  Through the Article Select and PayPerView programs, the Company provides fee-based access to non-subscribed journal content, book chapters and major reference work articles.

For calendar year 2013, the Company piloted an alternative journal subscription license model for a group of customers.  Previously, those customer licenses were based on a commitment by the Company to provide a discrete number of online journal issues which provided for recognition of revenue by the Company as issues were published.  Under this alternative model, the Company provides access to all journal content published in the calendar year and provides for recognition of revenue on a straight-line basis over the calendar year covered by the alternative license model.  The new license model improves the value proposition for our established customer base in mature markets and makes licensing the Company’s journals a more straightforward process which frees up sales and support resources to focus on growth opportunities in other digital products and services.

Wiley Online Library takes advantage of technology to update content frequently and to add new features and resources on an ongoing basis to increase the productivity of scientists, professionals and students. Two examples are EarlyView, through which customers can access individual articles well in advance of print publication, and MobileEditions, which enables users to view tables of content and abstracts on wireless handheld devices and smartphones.

Wiley Open Access is the Company’s publishing program for open-access research articles. Under the Wiley Open Access business model, research articles submitted by authors are published and compiled by subject area into open-access journals. All research articles published in Wiley Open Access journals are freely available to the general public on Wiley Online Library to read, download and share.  A publication service fee is charged upon acceptance of a research article by the Company, which may be paid by the individual author. To actively support researchers and members who wish to publish in Wiley Open Access journals, an academic or research institution, society or corporation may fund the fee directly. In return for the service fee, the Company provides its customary publishing, editing, peer review, technology and distribution services. All accepted open-access articles are subject to the same rigorous peer-review process applied to the Company’s subscription based journals which are supported by the Company’s network of prestigious journals and societies. In addition to Wiley Open Access, the Company provides authors with the opportunity to make their individual research articles that were published within the Company’s paid subscription journals freely available to the general public through OnlineOpen.

Professional Development (“PD”):

The Company’s Professional Development business acquires, develops and publishes professional books, subscription products, certification and training services and online applications in the areas of business, finance, accounting, workplace learning, management, leadership, technology, behavioral health, engineering/ architecture and education. Professional Development is focused on creating products and services that help customers become more effective in the workplace and achieve career success. Products are developed in print and digitally for worldwide distribution through multiple channels, including major chains and online booksellers, independent bookstores, libraries, colleges and universities, warehouse clubs, corporations, direct to consumer, websites and other online applications. Professional Development’s mission is to help professionals worldwide learn, achieve results, develop opportunities and enhance their skills throughout their career. Publishing centers include Australia, Canada, Germany, India, Singapore, the United Kingdom and the United States. Professional Development accounted for approximately 24% of total Company revenue in fiscal year 2013 and declined at a compound annual rate of 2% over the past five years.  Excluding the fiscal year 2013 divestment of the Consumer Publishing Programs, the five year compound growth rate was essentially flat.

Professional Development revenue by product type includes eBooks and Print Books; Online Training and Assessment which is revenue from the sale of products and services focusing on workplace effectiveness and career success; Publishing Rights which is revenue from the licensing of the right to republish Wiley content either online or in print; Journal Subscriptions online and in print to professionals; and Other. Other includes advertising revenue, distribution and agency revenue and reprint revenue.  The graph below presents PD revenue by product type for fiscal year 2013:

Key growth strategies for the Professional Development business include developing and acquiring learning applications, online training and assessment, workflow solutions to support professional career development, developing leading brands and franchises, executing strategic acquisitions and partnerships, innovating digital and eBook formats while expanding global discoverability and distribution and creating advertising opportunities on the Company’s branded websites and online applications.  The Company has recently executed several initiatives focused on achieving these growth strategies which are described in more detail below.

In February 2012, Wiley acquired Inscape Holdings, Inc. (“Inscape”), a leading provider of online training and assessment solutions, for approximately $85 million in cash, net of cash acquired. The acquisition combines Wiley’s deep well of valuable content and global reach in leadership and training with Inscape’s technology, distribution network, and talent expertise, including the innovative EPIC online assessment-delivery platform and an elite global authorized distributors network of nearly 1,700 independent consultants, trainers, and coaches. Inscape’s solution-focused products are used in thousands of organizations, including major government agencies and Fortune 500 companies. Inscape generated revenue of $21.6 million in fiscal year 2013.

Inscape’s solutions-focused DiSC® offerings complement the products published under Wiley’s Pfeiffer brand, such as Kouzes and Posner’s Leadership Practices Inventory®, in the growing workplace learning industry.  Through the Pfeiffer brand, Wiley has a 40-year history of serving professional development and resource needs of learning professionals.  The combined Inscape and Pfeiffer business increases the Company’s presence in the professional development and skill assessment arena. We believe Inscape’s competitive strengths will also advance a number of Professional Development’s major strategic goals. As a workplace learning business with more than 50% of revenue from a proprietary digital platform, Inscape will enable Wiley to move more rapidly into digital delivery within the growing workplace learning and assessment market and build a significant market position in the category of leadership development.  Inscape also enhances Wiley’s global presence, serving customers around the world in more than 30 languages each year, with approximately 35% of revenue generated outside the U.S through Inscape’s global distributor network.

In November 2012, the Company acquired Efficient Learning Systems, Inc. (“ELS”) for approximately $24 million in cash, net of cash acquired. ELS is an e-learning system provider focused in the areas of professional finance and accounting.  ELS’ flagship product, CPAExcel, is a modular, digital platform comprised of online self-study, videos, mobile apps, and sophisticated planning tools that has helped over 65,000 professionals prepare for the CPA exam since 1998. The acquisition enhances Wiley’s position in the growing CPA test preparation market and provides the Company with a scalable platform that can be leveraged globally across other areas of its Professional Development business. ELS was generating annual revenue of approximately $7 million prior to the acquisition and contributed $3.7 million to the Company’s fiscal year 2013 revenue since the acquisition date.

In March 2012, the Company announced that it intended to explore opportunities to sell a number of its consumer publishing assets in the Professional Development business as they no longer align with the Company’s long-term business strategy.  Those assets included travel (including the well-known Frommer’s brand), culinary, general interest, nautical, pets, crafts, Webster’s New World, and CliffsNotes.  During fiscal year 2013, the Company sold substantially all of these publishing assets in a series of individual transactions for approximately $34 million.  Fiscal year 2013 and 2012 revenue associated with the operations of the assets sold were $46 million and $73 million, respectively.

Publishing alliances and franchise products are central to the Company’s strategy. The ability to bring together Wiley’s product development, sales, marketing, distribution and technological capabilities with a partner’s content and brand name recognition has been a driving factor in its success. Professional Development alliance partners include Bloomberg Press, the American Institute of Architects, the Leader to Leader Institute, Fisher Investments, the CFA Institute, the BPO Certification Institute, Autodesk and many others.

The Company also promotes an active and growing Professional Development custom publishing program. Custom publications are typically used by organizations for internal promotional or incentive programs.  The Company’s custom publications include digital and print books written specifically for a customer and customizations of Professional Development’s existing publications to include custom cover art, such as imprints, messages and slogans. Of special note are customized For Dummies publications, which leverage the power of this well-known brand to meet the specific information needs of a wide range of organizations around the world.

Education:

The Company’s Education business produces educational content and services including online program management for colleges and universities and integrated online teaching and learning resources for instructors and students.  Education’s mission is to help teachers teach and students learn by delivering to students, faculty and institutions throughout the world personalized content, tools and services that demonstrate results. Education offers innovative products and services principally delivered through college bookstores and online distributors, with customers having access to content in multi-media formats, as well as the traditional textbook. Education’s cost-effective, flexible solutions are available in each of its publishing disciplines, including the sciences, engineering, computer science, mathematics, business and accounting, statistics, geography, hospitality and the culinary arts, education, psychology and modern languages.

Education accounted for approximately 19% of total Company revenue in fiscal year 2013 and generated revenue growth at a compound annual rate of 7% over the past five years, including the acquisition of Deltak.edu, LLC (“Deltak”) in fiscal year 2013.

Education revenue by product type includes eBooks and Print Textbooks; Online Program Management; WileyPLUS, the Company’s online learning solution; revenue from the licensing of publishing content rights and Other Nontraditional and Digital Products such as custom publishing and other content adaption’s.  The graph below presents Education revenue by product type for fiscal year 2013:

The Company is transforming the Education business from a content publisher to an education solution provider. Education’s key growth strategies include developing and acquiring digital products and educational services across the educational value chain; continuing the transformation of the business from traditional print products to digital and custom products and services; focusing on institutional relationships and direct-to-student digital products; and developing the Company’s online institutional education model acquired with Deltak.

In October 2012, the Company acquired Deltak for approximately $220 million in cash, net of cash acquired.  Deltak works in close partnership with leading colleges and universities to develop and support online degree and certificate programs.  The acquisition positions the Company as an online education services provider and expands the services and content value chain for how people teach and learn.  Through Deltak, Wiley will now provide a complete solution to help traditional colleges and universities transition their programs into valuable online experiences.  Deltak offers market research to validate degree or certification program demand, instructional design, marketing, student recruitment and retention services, and access to the Deltak Engage Learning Management System, with the goal of boosting the quality and efficacy of online and hybrid programs.  Deltak provides the Company with access to high-growth markets and a variety of capabilities and technologies for its expansion into custom online courses and curriculum development.  The acquisition will also enable Wiley’s Education business to accelerate its digital learning strategy and diversify its service offerings to include operational and academic solutions for higher education institutions. Wiley offers Deltak a stable base for new program investment, the ability to accelerate growth globally, access to professional consumers and expanded offerings of content and faculty development.  Deltak currently supports more than 100 online programs and was generating annual revenue of approximately $54 million prior to the acquisition and contributed $33.7 million to the Company’s fiscal year 2013 revenue since the acquisition date.

Strategic partnerships and relationships with companies such as Microsoft®, Blackboard and the Culinary Institute of America are also an important component of Education’s growth strategy.  The ability to join Wiley’s product development, sales, marketing, distribution and technology with a partner’s content and/or brand name has contributed to Education’s success.

Education offers high-quality online learning solutions including WileyPLUS, it’s research-based, online environment for effective course teaching and learning that is integrated with a complete digital textbook. WileyPLUS improves student learning through instant feedback, personalized learning plans, and self-evaluation tools and a full range of course-oriented activities, including online planning, presentations, study, homework and testing.

Education encourages and supports the customization of its content. Wiley Custom Learning Solutions is a full-service custom publishing program that offers an array of tools and services designed to put content creation in instructors’ hands. Our suite of custom products empowers users to create high-quality, economical education solutions tailored to meet individual classroom needs. Through Wiley Custom Select, a custom textbook system, instructors can easily build print and digital materials tailored to their specific course needs and add their own content to create a customized solution derived from one or more Wiley resources.

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

In a recent decision, the United States Supreme Court held that the “first sale” doctrine of US Copyright Law applied to copies of US copyrighted material printed outside of the United States.  This decision allows third parties who purchase works meant for sale only within a particular non-US territory to resell those works in the United States.  These works are often available outside the US at prices significantly below those of the US editions to meet local market pricing conditions.

In response to the ruling, the Company has implemented changes with respect to the sale of US originated Global Education print works outside the United States. The Company is using a tiered approach in certain non-US markets. In those countries where the Company has sales representatives, direct knowledge of local consumption and face to face management of intermediaries, local pricing will be maintained. In those countries where the Company has significant business through long standing local partners, Preferred Partner Agreements are being executed to minimize the resale of Wiley products outside of their designated markets. Lastly, in all non-US markets where the Company does not have sales representatives or Preferred Partner Agreements, locally price differentiated product is not being sold or distributed. In these countries, Global Education product is available only at North American market prices. All sales orders are now being actively monitored for compliance with this policy. Full implementation of these measures is scheduled for completion by 30 June 2013. Additionally, all products carry RFiD (Radio Frequency Identification) tags to track the original sale location. The Company continues to utilize global product strategies which materially differentiate key US print titles through content adaptation and versioning.

As a result of these changes, the company expects the net difference in revenue and operating profit to be negligible after a period of market transition.  These changes are expected to reduce units sold and revenue in non-US markets while increasing units and revenue in the US.   The reduction in units, at a lower price per unit, will occur immediately in non-US markets while the corresponding recovery of sale of units at a higher price point of formerly cannibalized US units will follow.  The timing difference is due to product available for resale into the US will need to be exhausted over time and not replenished.  A portion of the revenue and operating income recovery will come from the difference in lower net units globally offset by higher average positive price globally.

Content-Enabled Products and Services:

Journal Products:

The Company publishes approximately 1,600 Research and Professional Development journals. Journal subscription revenue and other related publishing income, such as advertising, backfile sales, the licensing of publishing rights, journal reprints and individual article sales accounted for approximately 48% of the Company’s consolidated fiscal year 2013 revenue. The journal portfolio includes titles owned by the Company, in which case they may or may not be sponsored by a professional society; titles owned jointly with a professional society; and titles owned by professional societies and published by the Company pursuant to long-term contracts.

Societies that sponsor or own such journals generally receive a royalty and/or other consideration. The Company may procure editorial services from such societies on a pre-negotiated fee basis. The Company also enters into agreements with outside independent editors of journals that state the duties of the editors, and the fees and expenses for their services. Contributors of articles to the Company’s journal portfolio transfer publication rights to the Company or a professional society, as applicable. Journal articles may be based on funded research through government or charitable grants. In certain cases the terms of the grant may require the grant holder to make articles (either the published version or an earlier unedited version) available free of charge to the general public, typically after an embargo period. Funded open access under the Company’s Wiley Open Access and OnlineOpen business models facilitate the ability of the grant holder to comply.

The Company sells journal subscriptions directly through Company sales representatives; indirectly through independent subscription agents; through promotional campaigns; and through memberships in professional societies for those journals that are sponsored by societies. Journal subscriptions are primarily licensed through contracts for online content delivered through the Company’s online platform, Wiley Online Library. Contracts are negotiated by the Company directly with customers or their subscription agents. Licenses range from one to three years in duration and typically cover calendar years.

Print journals are generally mailed to subscribers directly from independent printers. The Company does not own or manage printing facilities. The print journal content is also available online via Wiley Online Library. Subscription revenue is generally collected in advance, and deferred until the related issue is shipped or made available online at which time the revenue is earned.

For calendar year 2013, the Company piloted an alternative journal subscription license model for a group of customers.  Under this alternative model, the Company provides access to all content published in the calendar year and provides for recognition of revenue on a straight-line basis over the calendar year covered by the alternative license model.

Book Products:

Book products and book related publishing revenue, such as advertising and the sale of publishing rights, accounted for approximately 48% of the Company’s consolidated fiscal year 2013 revenue.  Materials for book publications are obtained from authors throughout most of the world through the efforts of an editorial staff, outside editorial advisors, and advisory boards. Most materials originate with authors, or as a result of suggestion or solicitations by editors and advisors. The Company enters into agreements with authors that state the terms and conditions under which the materials will be published, the name in which the copyright will be registered, the basis for any royalties, and other matters. Most of the authors are compensated by royalties, which vary with the nature of the product. The Company may make advance payments against future royalties to authors of certain publications. Royalty advances are reviewed for recoverability and a reserve for loss is maintained, if appropriate.

The Company continues to add new titles, revise existing titles, and discontinue the sale of others in the normal course of its business, and also creates adaptations of original content for specific markets based on customer demand. The Company’s general practice is to revise its textbooks every two to five years, if warranted, and to revise other titles as appropriate. Subscription-based products are updated on a more frequent basis.

Professional books are sold to bookstores and online booksellers serving the general public; wholesalers who supply such bookstores; warehouse clubs; college bookstores for their non-textbook requirements; individual practitioners; and research institutions, libraries (including public, professional, academic, and other special libraries), industrial organizations, and government agencies. The Company employs sales representatives who call upon independent bookstores, national and regional chain bookstores and wholesalers. Sales of professional books also result from direct mail campaigns, telemarketing, online access, advertising and reviews in periodicals. Trade sales to bookstores and wholesalers are generally made on a returnable basis with certain restrictions. The Company provides for estimated future returns on sales made during the year based on historical return experience and current market trends.

Adopted textbooks, related supplementary material, and online products such as WileyPLUS, are sold primarily to bookstores and online booksellers, serving both for-profit and nonprofit educational institutions. The Company employs sales representatives who call on faculty responsible for selecting books to be used in courses, and on the bookstores that serve such institutions and their students. Textbook sales are generally made on a returnable basis with certain restrictions. The textbook business is seasonal, with the majority of textbook sales occurring during the June through August and November through January periods. There are active used and rental textbook markets, which adversely affect the sale of new textbooks.

Like most other publishers, the Company generally contracts with independent printers and binderies globally for their services. The Company purchases its paper from independent suppliers and printers. The fiscal year 2013 weighted average U.S. paper prices decreased approximately 2% from fiscal year 2012. Approximately 65% of the Company’s paper inventory is held in the United States. Management believes that adequate printing and binding facilities, sources of paper and other required materials are available to it, and that it is not dependent upon any single supplier.  Printed book products are distributed from both Company-operated warehouses and independent distributors.

The Company develops content in a digital format that can be used for online and print products, resulting in productivity and efficiency savings, and enabling print-on-demand delivery. Book content is available online through Wiley Online Library, WileyPLUS, Custom Select and other proprietary platforms.  Ebooks are delivered to intermediaries including Amazon, Apple and Google for re-sale to individuals in various industry-standard formats, which are now also the preferred deliverable for licensees of all types, including foreign language publishers. Specialized formats for digital textbooks go to distributors servicing the academic market and digital book collections are sold by subscription through independent third-party aggregators servicing distinct communities.  Custom deliverables are provided to corporations, institutions and associations to educate their employees, generate leads for their products, and extend their brands.  Content from digital books is also used to create website articles, mobile apps, newsletters and promotional collateral.  This continual re-use of content improves margins, speeds delivery and helps satisfy a wide range of customer needs.

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

Other Digital Products and Services:

Revenue from Other Digital Products and Services was approximately $64.1 million in fiscal year 2013.  The Company believes that the demand for new digital products and services will continue to increase for the foreseeable future.  In order to meet this demand and remain competitive, the Company is focused on delivering content-enabled services which improve learning, career management and effectiveness for its target communities.  With the goal of servicing its customers across the arc of their careers the Company is creating new revenue streams through organic development and acquisition. The Deltak, Inscape and ELS acquisitions have enhanced the Company’s portfolio of content-enabled services and provided the Company with new capabilities and expertise, including new channels to market and direct end-user engagement. The Inscape and ELS acquisitions highlight the Company’s focus on providing digital content and workflow solutions around professional career development, while the Deltak acquisition positions the Company as an online educational solutions provider with a variety of capabilities and technologies for its expansion into custom online course and curriculum development.

The Inscape and ELS businesses, along with the Company’s Pfeiffer brand, represent the Company’s professional training and assessment services.  These businesses offer a variety of classroom learning solutions and e-learning activities that are delivered to customers directly through online digital delivery platforms and also through an authorized distributor network of independent consultants, trainers and coaches.  The Company’s professional training and assessment services offer highly flexible packages and modules for its customers that include online pre-work and profile assessments, self-study materials, online videos, mobile apps and other sophisticated planning tools.  Revenue for these products and services are deferred until the Company’s obligation has been performed, typically when an online training program and/or assessment has been completed or over the timeframe covered by a license to use the online training and study materials.

As student demand continues to drive traditional schools to offer online degree and certificate programs, institutions are partnering with online program management businesses to develop and support these programs.  As a result of the Deltak acquisition, the Company has entered this high-growth market, accelerated its digital learning strategy and diversified the service offerings of its Education business to include both operational and academic solutions for higher education institutions.  Through Deltak, the Company acquired capabilities and technologies for its expansion into custom online course and curriculum development.  Deltak’s online program management revenue is derived from a pre-negotiated share of tuition generated from students who enroll in programs that Deltak develops and manages for its institutional partners.  Service covered under contracts with institutions include market research, marketing, student recruitment, enrollment support, proactive retention support, academic services to design courses and support faculty and access to the Deltak Engage Learning Management System. Online program management revenue is deferred and recognized over the timeframe that each student is enrolled in the online program. The Company currently supports 31 university partners with 100 online revenue generating programs and 46 programs under contract and in development but not yet generating revenue.

Advertising Revenue:

The Company generates advertising revenue from print and online journal subscription products; its online publishing platform, Wiley Online Library; the Wiley Job Network, a full service online job board; online events such as webinars and virtual conferences; community interest websites such as spectroscopyNOW.com and websites for the Company’s leading brands like Dummies.com. These revenues accounted for approximately 3% of the Company’s consolidated fiscal year 2013 revenue.

Advertisements are sold by company and independent sales representatives to advertising agencies representing the Company’s target customers. Typical customers include worldwide pharmaceutical companies; equipment manufacturers and distributors servicing the pharmaceutical industry; recruiters; and a variety of businesses targeting the Company’s leading brand customers. The Company’s advertising growth strategy focuses on increasing the volume of advertising on its online publishing platform; leveraging the brand recognition of its titles and society partnerships; the development of new advertising products such as online video promotions or event sponsorship arrangements; and advertising in new and emerging technologies such as the mobile devices market (i.e. applications for smartphones and tablets).

Global Operations

The Company’s publications and services are sold throughout most of the world through operations located in Europe, Canada, Australia, Asia, and the United States.  All operations market their indigenous publications, as well as publications produced by other parts of the Company. The Company also markets publications through independent agents as well as independent sales representatives in countries not served by the Company. John Wiley & Sons International Rights, Inc., a wholly owned subsidiary of the Company, sells reprint and translations rights worldwide. The Company publishes or licenses others to publish its products, which are distributed throughout the world in many languages. Approximately 48% of the Company’s consolidated fiscal year 2013 revenue was billed in non-U.S. markets.

The global nature of the Company’s business creates an exposure to foreign currency fluctuations relative to the U.S dollar. Each of the Company’s geographic locations sells products worldwide in multiple currencies. Revenue and deferred revenue, although billed in multiple currencies are accounted for in the local currency of the selling location. Fiscal year 2013 revenue was recognized in the following currencies (on an equivalent U.S. dollar basis): approximately 56% U.S dollar; 27% British pound sterling; 8% euro and 9% other currencies.

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

The Company is in the top rank of publishers of research journals worldwide, a leading commercial research chemistry publisher; the leading professional society journal publisher; one of the leading publishers of university and college textbooks and related materials for the “hardside” disciplines, (i.e. sciences, engineering, and mathematics), and a leading publisher in its targeted Professional Development markets. The Company knows of no reliable industry statistics that would enable it to determine its share of the various international markets in which it operates.

Performance Measurements

The Company measures its performance based upon revenue, operating income, earnings per share and cash flow, excluding unusual or one-time events, and considering worldwide and regional economic and market conditions. The Company evaluates market share statistics for publishing programs in each of its businesses.  Research uses various reports to monitor competitor performance and industry financial metrics.  Specifically for Research journal titles, the ISI Impact Factor, published periodically by the Institute for Scientific Information, is used as a key metric of a journal title’s influence in scientific publishing. For Professional Development, the Company evaluates market share statistics periodically published by BOOKSCAN, a statistical clearinghouse for book industry point of sale data in the United States. The statistics include survey data from all major retail outlets, online booksellers, mass merchandisers, small chain and independent retail outlets. For Education, the Company subscribes to Management Practices Inc., which publishes customized comparative sales reports.

Results of Operations

Throughout this report, references to amounts “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses. Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location.  For fiscal years 2013 and 2012, the average exchange rates to convert British pounds sterling to U.S. dollars were 1.58 and 1.59, respectively.  The average exchange rates to convert euros into U.S. dollars for the same periods were 1.29 and 1.37, respectively.  Unless otherwise noted, all variance explanations below are on a currency neutral basis.

Fiscal Year 2013 Summary Results

Revenue:

Revenue for fiscal year 2013 decreased 1% to $1,760.8 million, but was flat excluding the unfavorable impact of foreign exchange.  Incremental revenue from the Deltak, Inscape and ELS acquisitions ($56 million) was offset by the divestment of Professional Development (“PD”) consumer publishing programs ($27 million) and lower other print book revenue in each of the Company’s three core businesses.

Cost of Sales and Gross Profit:

Cost of sales for fiscal year 2013 decreased 2% to $532.2 million, or 1% excluding the favorable impact of foreign exchange.  On a currency neutral basis and excluding incremental cost of sales from acquisitions ($11 million), cost of sales declined in each of the Company’s three core businesses.  A decline in PD ($9 million) principally reflects lower sales volume in the divested consumer publishing programs; a decline in Education ($5 million) was mainly driven by lower print textbook sales; and a decline in Research ($3 million) reflects the ongoing transition to lower cost digital products, partially offset by higher royalty rates.

Gross profit for fiscal year 2013 of 69.8% was 30 basis points higher than prior year.  Excluding the impact of higher margin incremental revenue from acquisitions, gross profit margin declined 10 basis points to 69.4% principally due to higher royalty rates.

Operating and Administrative Expenses:

Operating and administrative expenses for fiscal year 2013 increased 1% to $933.1 million, or 2% excluding the favorable impact of foreign exchange.  The increase was mainly driven by incremental operating and administrative expenses from acquisitions ($31 million); higher technology costs ($9 million); and higher employment costs ($4 million), partially offset by cost containment initiatives ($9 million); a reduction related to the divestment of the PD consumer publishing programs ($8 million); lower journal and book distribution costs due to lower volume and the migration from print to digital products ($4 million); lower facility costs ($2 million); and a lower bad debt provision ($1 million).  Prior year facility costs included duplicate rent as the Company was transitioning to new facilities.

Restructuring Charges:

In fiscal year 2013, the Company recorded restructuring charges of $29.3 million, $19.8 million after tax ($0.33 per share), which are described in more detail below:

Restructuring and Reinvestment Program
In fiscal year 2013, the Company announced a program (the “Restructuring and Reinvestment Program”) to restructure and realign the Company’s cost base with current and anticipated future market conditions.  The Company is targeting a majority of the cost savings achieved to improve margins and earnings, while the remainder will be reinvested in high growth digital business opportunities.  In the fourth quarter of fiscal year 2013, the Company recorded restructuring charges of $24.5 million, or $16.3 million after tax ($0.27 per share), related to the Restructuring and Reinvestment Program.  The restructuring charge includes accrued redundancy and separation benefits of $19.1 million, process reengineering consulting costs of $2.7 million and termination/curtailment costs related to the U.S. defined benefit pension plan of $2.7 million.  Approximately $2.9 million, $6.3 million and $1.1 million of the restructuring charge was recorded within the Research, PD, and Education reporting segments, respectively, with the remainder recognized in Shared Service costs.  The charge is expected to be fully recovered by April 30, 2014.  The Company expects to record an additional charge or charges during fiscal year 2014 as it implements successive phases of the program.  Given progress to date, the Company expects that it will be in a position to begin implementation of the next phase of the restructuring initiative mid-fiscal year 2014 which will generate a charge for additional employee separation-related benefits of a similar size to that taken in the fourth quarter of fiscal year 2013.

Other Restructuring Programs
As part of the Company’s ongoing transition and transformation to digital products and services, certain activities have been identified that will either be discontinued, outsourced, or relocated to a lower cost region.  As a result, the Company recorded a restructuring charge of approximately $4.8 million, $3.5 million after tax ($0.06 per share), in the first quarter of fiscal year 2013 for redundancy and separation benefits. Approximately $3.0 million, $1.3 million and $0.2 million of the restructuring charge was recorded within the Research, PD and Education reporting segments, respectively, with the remainder recognized in Shared Service costs.  The charge is expected to be fully recovered by January 31, 2014.

Impairment Charges:

In fiscal year 2013, in conjunction with the restructuring programs the Company recognized asset impairment charges of $30.7 million, $21.0 million after tax ($0.35 per share), which are described in more detail below:

Consumer Publishing Programs
In September 2012, the Company entered into negotiations with Houghton Mifflin Harcourt (“HMH”) regarding the sale of the Company’s culinary, CliffsNotes, and Webster’s New World Dictionary consumer publishing programs.  As a result, the Company began accounting for these publishing programs as Assets Held for Sale and recorded an impairment charge of $12.1 million, $7.5 million after tax ($0.12 per share), in the second quarter of fiscal year 2013 to reduce the carrying value of the assets within these programs to their fair value based on the estimated sales price, less costs to sell.  In addition, in the second quarter of fiscal year 2013, the Company recorded a pre-tax impairment charge of $3.4 million, or $2.1 million after tax ($0.04 per share) to reduce the carrying value of inventory and royalty advances within its other consumer publishing programs to their estimated realizable value.

Controlled Circulation Publishing Assets
In fiscal year 2013, the Company identified certain controlled circulation publishing programs that no longer align with the Company’s long-term strategy and has shifted key resources from these programs to other publishing programs within the Research business.  As a result, the Company performed an impairment test on the intangible assets related to these controlled circulation publishing programs in the fourth quarter of fiscal year 2013, which resulted in a $9.9 million impairment charge, $8.2 million after tax ($0.14 per share).  The intangible assets principally consisted of acquired publishing rights.  The impairment charge resulted in a full write-off of the carrying value of these intangible assets based on their estimated fair values as determined by the Company.

Technology Investments
In fiscal year 2013, the Company identified certain technology investments which are no longer a long-term strategic fit and resources supporting these investments have been shifted to other areas.  As a result, the Company recorded an asset impairment charge of $5.3 million, $3.2 million after tax ($0.05 per share), to write-off the full carrying value of the related assets.

Amortization of Intangibles:

Amortization of intangibles increased $5.2 million to $42.0 million in fiscal year 2013.  The increase was mainly driven by incremental amortization related to the Deltak ($2.7 million) and Inscape ($2.2 million) acquisitions.

Gain (Net of Losses) on Sale of Consumer Publishing Programs:

Sale of Travel Publishing Program
On August 10, 2012, the Company entered into a definitive agreement with Google, Inc. (“Google”) for the sale of its travel publishing program, including all of its interests in the Frommer’s, Unofficial Guides, and WhatsonWhen brands for $22 million in cash, of which $3.3 million is held in escrow related to standard commercial representations and warranties and is expected to be released to the Company by the end of fiscal year 2014. The effective date of the transaction was August 31, 2012.  As a result, the Company recorded a $9.8 million gain on the sale, $6.2 million after tax ($0.10 per share), in the second quarter of fiscal year 2013.  In connection with the sale, the Company also entered into a transition services agreement which will end on December 31, 2013.  Fees earned by the Company in fiscal year 2013 in connection with the service agreement were approximately $0.5 million.

Sale of Culinary, CliffsNotes and Webster’s New World Publishing Programs
On November 5, 2012, the Company completed the sale of the Company’s culinary, CliffsNotes, and Webster’s New World Dictionary consumer publishing programs to HMH for $11.0 million in cash, which approximated the carrying value of related assets sold, of which $1.1 million is held in escrow related to standard commercial representations and warranties and is expected to be released to the Company by the end of fiscal year 2014.  In connection with the sale, the Company also entered into a transition services agreement which ended in March 2013.  Fees earned by the Company in fiscal year 2013 in connection with the service agreement were approximately $1.5 million.

Sale of Other Publishing Programs
In the fourth quarter of fiscal year 2013, the Company completed the sale of its other consumer publishing programs to multiple buyers for approximately $1 million in cash and a future royalty interest.  The Company recorded a $3.8 million loss on the sales ($3.6 million after tax or $0.06 per share).

Interest Expense/Income, Foreign Exchange and Other:

Interest expense for fiscal year 2013 increased $4.0 million to $13.1 million.  Higher average debt and higher interest rates contributed approximately $2.2 million and $1.9 million to the increase, respectively.  The increase in debt was mainly due to financing acquisitions.  The Company’s average cost of borrowing during fiscal years 2013 and 2012 was 1.9% and 1.6%, respectively.

Provision for Income Taxes:

The effective tax rate for fiscal year 2013 was 22.8% compared to 21.8% in the prior year.  During the first quarters of fiscal years 2013 and 2012, the Company recorded non-cash deferred tax benefits of $8.4 million ($0.14 per share) and $8.8 million ($0.14 per share), respectively, principally associated with new tax legislation enacted in the United Kingdom (U.K.) that reduced the U.K. statutory income tax rates by 2% in each period.  The benefits recognized by the Company reflect the measurement of all applicable U.K. deferred tax balances to the new income tax rates.  The U.K. statutory tax rate as of April 30, 2013 is 23%.

In the fourth quarter of fiscal year 2013, the Company recorded a tax charge of $2.1 million ($0.04 per share) due to recently published IRS tax positions related to the Company’s ability to take certain deductions in the U.S. and in the third quarter of fiscal year 2012, the Company released an income tax reserve of approximately $7.5 million ($0.12 per share) due to the expiration of the statute of limitations.  The $7.5 million was originally recorded in conjunction with the purchase accounting for the Blackwell acquisition.  Excluding the impact of the tax benefits and tax charges described above, the Company’s effective tax rate decreased from 27.8% to 26.2% principally due to a favorable mix of earnings that resulted from lower U.S. earnings in fiscal year 2013 and lower U.K. tax rates.

Earnings Per Share:

Earnings per diluted share for fiscal year 2013 decreased 31% to $2.39 per share reflecting the restructuring and impairment charges ($0.68 per share); the prior year income tax reserve release ($0.12 per share), the current year tax charge ($0.04 per share) and the unfavorable impact of foreign exchange ($0.04 per share), partially offset by the net gain on sale of the consumer publishing programs ($0.04 per share).  Excluding these items, earnings per diluted share decreased 7% mainly due to the divested consumer publishing programs ($0.07 per share) and lower print book revenue, partially offset by acquisitions ($0.05 per share).

Fiscal Year 2013 Segment Results:

In fiscal year 2013, the Company renamed its operating segments to better reflect its focus on providing knowledge and knowledge-based services in areas of research, professional development and education.  As a result, Scientific, Technical, Medical and Scholarly has been renamed Research; Professional/Trade has been renamed Professional Development; and Global Education has been renamed Education.  In fiscal year 2013, the Company also changed its internal reporting of segment measures for the purposes of assessing performance and making resource allocation decisions. As a result, the Company now reports on segment performance identified as Contribution to Profit after the allocation of certain direct Shared Services and Administrative Costs.  These costs were previously reported as independent activities and not reflected within each segment's operating results. We will continue to report total Shared Services and Administrative Costs by function as management believes they are useful in understanding the Company’s overall performance.  In addition, management responsibility and reporting of certain Professional Development and Education product lines were realigned as of May 1, 2012.  Prior year results have been restated for comparative purposes for each of the changes described above.

Research:
				% change
Dollars in thousands	2013	2012	% change	w/o FX (a)
Journal Subscriptions	$641,584	$650,938	-1%	0%
Books	164,750	179,204	-8%	-7%
Other Publishing Income	203,491	210,585	-3%	-1%
TOTAL REVENUE	$1,009,825	$1,040,727	-3%	-2%

Cost of Sales	(271,405)	(278,427)	-3%	-1%

GROSS PROFIT	738,420	762,300	-3%	-2%
Gross Profit Margin	73.1%	73.2%

Direct Expenses	(274,714)	(283,840)	-3%	-2%
Amortization of Intangibles	(26,915)	(26,186)	3%	4%
Restructuring Charges (see Note 10)	(5,911)	-
Impairment Charges (see Note 11)	(9,917)	-

DIRECT CONTRIBUTION TO PROFIT	$420,963	$452,274	-7%	-2%
Direct Contribution Margin	41.7%	43.5%

Allocated Shared Services and Administrative Costs:
Distribution	(46,009)	(47,995)	-4%	-3%
Technology Services	(66,105)	(65,734)	1%	1%
Occupancy and Other	(22,343)	(21,085)	6%	7%
CONTRIBUTION TO PROFIT	$286,506	$317,460	-10%	-3%
Contribution Margin	28.4%	30.5%

(a)  Adjusted to exclude the fiscal year 2013 restructuring and impairment charges.

Revenue:
Research revenue for fiscal year 2013 decreased 3% to $1.01 billion, or 2% excluding the unfavorable impact of foreign exchange.  The decline was largely driven by lower print book revenue and other publishing income.

Journal Subscriptions
Journal subscription revenue for fiscal year 2013 decreased 1% to $641.6 million, but was flat excluding the unfavorable impact of foreign exchange.  Increased revenue from new society business ($4 million) and subscriptions ($4 million) was offset by publication scheduling ($5 million) and the timing of revenue associated with a pilot for a new subscription licensing model ($3 million) further described below.  Calendar year 2013 journal subscription billings as of April 30, 2013 are up 3% over calendar year 2012 mainly due to new society business and growth in the U.S. and Asia.

For calendar year 2013, the Company piloted an alternative journal subscription license model for a group of customers.  Previously, those customers’ licenses were based on a commitment by the Company to provide a discrete number of online journal issues which provided for recognition of revenue by the Company as issues were published.  Under this alternative model, the Company provides access to all content published in the calendar year and provides for recognition of revenue on a straight-line basis over the calendar year covered by the alternative license model.  The new licensing terms result in a $3.0 million shift of revenue from fiscal year 2013 to fiscal year 2014 but will have no impact on current or future calendar year journal revenue.

Books
Book revenue for fiscal year 2013 declined 8% to $164.8 million, or 7% excluding the unfavorable impact of foreign exchange as lower print book revenue ($16 million) was partially offset by growth in digital books ($3 million).

Other Publishing Income
Other publishing income for fiscal year 2013 decreased 3% to $203.5 million, or 1% excluding the unfavorable impact of foreign exchange.  The decline was driven by lower sales of journal reprints ($6 million), backfiles ($4 million) and advertising ($4 million), partially offset by increased sales of publishing rights ($5 million), funded open access ($4 million) and other fees ($2 million).

Total Research Revenue by Region (on a currency neutral basis)
•	Americas declined 1% to $388.2 million
•	EMEA decreased 2% to $557.3 million
•	Asia-Pacific decreased 3% to $64.3 million

Cost of Sales:

Cost of sales for fiscal year 2013 decreased 3% to $271.4 million, or 1% excluding the favorable impact of foreign exchange.  The decline was mainly driven by growth in lower cost digital products ($7 million) and lower print volume ($4 million), partially offset by higher royalty rates on new society journals ($7 million).

Gross Profit:

Gross profit margin for fiscal year 2013 of 73.1% was 10 basis points lower than prior year mainly due to higher royalty rates on new society journals (70 basis points), partially offset by higher margin digital products.

Direct Expenses and Amortization:

Direct expenses for fiscal year 2013 of $274.7 million decreased 3% from prior year, or 2% excluding the favorable impact of foreign exchange.  The decline was driven by cost containment initiatives ($2 million), a prior year bad debt provision related to an outstanding receivable with a university in Iran ($1 million) and lower employment costs ($1 million) mainly due to lower accrued incentive compensation.

Amortization of intangibles increased $0.7 million to $26.9 million in fiscal year 2013 mainly due to the acquisition of publication rights for new society journals.

Contribution to Profit:

Contribution to profit for fiscal year 2013 decreased 10% to $286.5 million, or 3% excluding the unfavorable impact of foreign exchange and the restructuring and impairment charges.  Contribution margin declined 210 basis points to 28.4% in fiscal year 2013, or 50 basis points excluding the restructuring and impairment charges and the unfavorable impact of foreign exchange mainly due to top-line results.

Society Partnerships
•	42 new society journals were signed with combined annual revenue of approximately $31 million
•	81 renewals/extensions were signed with approximately $52 million in combined annual revenue
•	4 journals were lost or not renewed with combined annual revenue of approximately $7 million

New Society Contracts
•	23 journals for the American Geophysical Union, the world’s leading society of Earth and space science
•	Journal of Brewing and Distilling and Brewer & Distiller International for the Institute of Brewing and Distilling (IBD)
•	Journal of Engineering Education for the American Society for Engineering Education (ASEE)
•	Journal of the Experimental Analysis of Behavior (JEAB) and the Journal of Applied Behavior Analysis (JABA) for the Society for Experimental Analysis of Behavior (SEAB)
•	Psychoanalytic Quarterly previously self-published
•	Journal of Hepato-Pancreatic-Biliary Sciences, for the Society of Hepato-Pancreatic-Biliary Surgery (Japan)
•
Cell Biology International, the official journal of the International Federation for Cell Biology as well as the open access spin off journal Cell Biology International Reports previously published by Portland Press

•	Asia and the Pacific Policy Studies which is a new-start, society-funded open access journal, co-owned with the Crawford School of Public Policy at the Australian National University
•	Journal of Clinical Pharmacology for the American College of Clinical Pharmacology
•	Mining + Geo in cooperation with the DGGT- German Society for Geotechnic
•	Political Science Quarterly for the Academy of Political Science
•	World Psychiatry for the World Psychiatric Association
•	Geoscience Data Journal for the Royal Meteorological Society
•	Australian and New Zealand Journal of Family Therapy for Australian Association of Family Therapy
•	Respirology Case Reports, for the Asia Pacific Society of Respirology
•	ACEP News for the American College of Emergency Physicians
•	Clinical Neurology for the Japanese Society of Neurology
•	Radiographer & Spectrum for five years from 2013
•	Sexual Medicine and Sexual Medicine Reviews a new start for the International Society for Sexual Medicine

Acquisitions
•
In January 2013, Wiley acquired the assets of the FIZ Chemie Berlin, a provider of online database products for organic and industrial chemists. The products include the ChemInform weekly abstracting service and reaction database (CIRX), as well as the abstracting journal Chemisches Zentralblatt, the InfoTherm database of thermophysical properties, and eLearning tools and services.

•
In May 2012, Wiley acquired Harlan Davidson Inc. (HDI), a small family owned publishing company in Wheeling, IL, for approximately $1.4 million.  The acquisition builds on Wiley’s existing high quality American History portfolio, and strengthens growing curriculum areas such as World History, Atlantic History and State History.  Fiscal year 2013 revenue generated by HDI was approximately $0.6 million.

Open Access Survey and Initiatives
•
In October 2012, Wiley announced the results of an author survey on open access.  Over ten thousand authors from Wiley’s journal portfolio responded to questions about gold open access, where their institution or funding body pays a fee to ensure the article is made open access.  The research explored the factors that authors assess when deciding where to publish, and whether to publish gold open access.  Among the top factors considered by authors were the relevance and scope of the journal, the journal’s impact factor and the international reach of the journal.  Of the 10,600 respondents, 30% had published at least one gold open access paper, and 79% stated that open access was more prevalent in their discipline than three years ago.  Among authors yet to publish open access, the list of reasons given included a lack of high profile open access journals (48%), lack of funding (44%) and concerns about quality (34%).  Authors said they would publish in an open access journal if it had a high impact factor, if it were well regarded and if it had a rigorous peer review process.  Wiley’s open access revenue grew approximately $4 million in fiscal year 2013.  An open access option is available for individual journal articles to authors in 81% of the journals Wily publishes.

•
In July 2012, Wiley announced that its open access option for individual journal articles, OnlineOpen, will be available to authors in 81% of the journals it publishes. For a publication service charge, OnlineOpen gives authors the option to publish an open access paper in their journal of choice where it will benefit from maximum impact.  OnlineOpen, Wiley’s hybrid open access model for subscription journals launched in 2004, is available to authors of primary research articles who wish to make their article available to non-subscribers on publication, or whose funding agency requires grantees to archive the final version of their article.  As of April 30, 2013, OnlineOpen is available in over 1,200 subscription journals.

•
In June 2012, Wiley announced the creation of a new role, the Vice President and Director of Open Access, to lead the Company’s open access initiatives.  Working with colleagues, societies, funders, and academic institutions, the role will facilitate the identification of open access opportunities and lead the development of products, policy, technology, processes, sales, and marketing initiatives necessary to provide first class support to authors.

Impact Factors

In July 2012, the Thomson ISI® 2011 Journal Citation Reports (JCR) showed that Wiley continues to increase both the number and proportion of its journal titles with an impact factor, with 1,156 titles (76% of our total) included.  This is up from 73% in the 2010 report.  Impact factors are a metric that reflect the frequency that peer-reviewed journals are cited by researchers, making them an important tool for evaluating a journal’s quality.  Approximately 34% of the JCR Subject Categories have a Wiley Journal ranked in the top three.

Nobel Prize Winners

Wiley announced that eight 2012 Nobel Prize winners have published their work with Wiley.  To celebrate the achievements of all Nobel winners, Wiley is making a selection of content from this and past years’ winners of Nobel Prizes in all areas free to access until the end of the year.  Wiley-published winners include: Sir John B. Gurdon, UK, and Professor Shinya Yamanaka, Japan, awarded the Nobel Prize in Physiology or Medicine; Professor Robert J. Lefkowitz and Professor Brian K. Kobilka, USA, awarded the Nobel Prize in Chemistry; and professor Serge Haroche, France, and Dr. David J. Wineland, USA, awarded the Nobel Prize in Physics.  The Sveriges Riksbank Prize in Economic Sciences in Memory of Alfred Nobel for 2012 has been awarded jointly to Professors Alvin E. Roth and Llyod S. Shapley, of the USA.

Global Citizenship and Research4Life

The Company and other Research4Life partners announced that they have agreed to extend their partnership through 2020.  Wiley also announced that its 12,200 online books would be made available through the Research4Life initiatives of HINARI, AGORA and OARE, benefitting research and academic communities in 80 low- and middle-income countries.  Research4Life provides 6,000 institutions in developing countries with free or low cost access to peer-reviewed online content from the world’s leading scientific, technical and medical publishers. The addition of Wiley’s online books brings the total number of peer reviewed scientific journals, books and databases now available through the public-private Research4Life partnership to almost 30,000.

Professional Development (PD):
				% change
Dollars in thousands	2013	2012	% change	w/o FX (a)
Books	$339,693	$371,689	-9%	-8%
Online Training & Assessment	29,854	7,553
Other Publishing Income	46,948	48,320	-3%	-2%
TOTAL REVENUE	$416,495	$427,562	-3%	-2%

Cost of Sales	(151,239)	(158,841)	-5%	-4%

GROSS PROFIT	265,256	268,721	-1%	-1%
Gross Profit Margin	63.7%	62.8%

Direct Expenses	(153,411)	(154,549)	-1%	-1%
Amortization of Intangibles	(8,092)	(5,741)	41%	41%
Restructuring Charges (see Note 10)	(7,537)	-
Impairment of Consumer Publishing Programs (see Note 11)	(15,521)	-
Net Gain on Sale of Consumer Publishing Programs (see Note 5)	5,983	-

DIRECT CONTRIBUTION TO PROFIT	$86,678	$108,431	-20%	-4%
Direct Contribution Margin	20.8%	25.4%

Allocated Shared Services and Administrative Costs:
Distribution	(40,664)	(45,118)	-10%	-9%
Technology Services	(29,187)	(25,248)	16%	16%
Occupancy and Other	(11,381)	(13,011)	-13%	-13%
CONTRIBUTION TO PROFIT	$5,446	$25,054	-78%	-9%
Contribution Margin	1.3%	5.9%

(a)  Adjusted to exclude the fiscal year 2013 restructuring and impairment charges and the net gain on sale of the consumer publishing programs.

Revenue:

PD revenue for fiscal year 2013 decreased 3% to $416.5 million, or 2% excluding the unfavorable impact of foreign exchange.  Lower book revenue and other publishing income was partially offset by incremental revenue from the acquired Inscape ($18 million) and ELS ($4 million) online training and assessment businesses.  The decline in book revenue was driven by divested consumer titles ($29 million) and continued softness in global retail channels for print books.  Ebook revenue grew 17% in fiscal year 2013 to approximately $47 million.  The decline in other publishing income reflects lower advertising ($2 million) and copyright revenue ($1 million), partially offset by revenue from the Company’s transition services agreements related to the sales of the consumer publishing programs ($2 million).

Total PD revenue by Region (on a currency neutral basis)
•	Americas fell 3% to $328.6 million
•	EMEA was flat at $57.2 million
•	Asia-Pacific fell 1% to $30.7 million

Total PD Revenue by Major Category (on a currency neutral basis)
•	Business grew 16% to $164.0 million, with solid growth from Inscape and the CFA product launch
•	Divested Consumer titles fell 38% to $45.6 million
•	Consumer-Lifelong Learning titles decreased 10% to $45.5 million
•	Technology was flat with the prior year at $86.3 million
•	Professional Education was flat at $27.7 million
•	Architecture fell 7% to $23.2 million
•	Psychology grew 4% to $13.4 million

Cost of Sales:

Cost of sales for fiscal year 2013 decreased 5% to $151.2 million, or 4% excluding the favorable impact of foreign exchange.  The decline was driven by lower sales volume in the divested consumer publishing programs ($12 million), partially offset by higher royalty rates ($3 million) and incremental costs from acquisitions ($2 million).

Gross Profit:

Gross profit margin for fiscal year 2013 of 63.7% was 90 basis points higher than prior year reflecting higher margin digital revenue from acquisitions (140 basis points), partially offset by higher royalty rates.

Direct Expenses and Amortization:

Direct expenses for fiscal year 2013 decreased 1% to $153.4 million reflecting planned headcount reductions ($7 million), cost containment initiatives ($3 million) and lower incentive compensation ($1 million), partially offset by incremental costs from acquisitions ($10 million).  The divestment of the consumer publishing programs contributed $8 million towards the improvement in direct expenses.

Amortization of intangibles increased $2.4 million to $8.1 million in fiscal year 2013 mainly due to acquired intangible assets associated with Inscape.

Contribution to Profit:

Contribution to profit decreased $19.6 million to $5.4 million in fiscal year 2013.  Contribution margin was 1.3% compared to 5.9% in the prior year.  Excluding the restructuring and impairment charges and the net gain on sale of the consumer publishing programs the contribution margin declined 50 basis points to 5.4%, principally due to lower print book revenue and higher technology costs, partially offset by cost containment and lower distribution costs.

Acquisitions and Alliances
•
In August 2012, the Company acquired the assets of Trader’s Library for approximately $1.5 million, assuming sales for 154 products, mostly videos. Traders' Library is a book publishing and distribution company targeting the full spectrum of the investment arena - from individual investors and financial advisors to professional traders.

•
In November 2012, the Company acquired Efficient Learning Systems, Inc. (“ELS”) an e-learning system provider focused in the areas of professional finance and accounting, for $24 million.  The acquisition helps Wiley become a leader in the growing global online CPA exam preparation market and will accelerate our e-learning strategies with capabilities that can be leveraged with other accounting and financial certifications. Revenue report for fiscal year 2013 was $3.7 million, in line with expectations.

•
In December 2012, the Company acquired the assets of Stevenson, Inc., a leading resource for newsletters and online events in fundraising, nonprofit management, and communications. The assets include six well-respected newsletters and a variety of online events. The acquisition will enable Wiley to expand its strategy for digital delivery of content to the growing nonprofit market globally, providing practical information to nonprofit professionals.

•
In the third quarter of fiscal year 2013, Wiley signed a Financial Industry Regulatory Authority (FINRA) series test preparation agreement with the Securities Institute of America (SIA) to provide preparatory exam content for financial brokers and advisors.

Online Training and Assessment Update

The Company has merged its Inscape and Pfeiffer business into a single Workplace Learning Solutions group.   Inscape’s performance for fiscal year 2013 exceeded the company’s earnings expectations. The results reflect the Company’s successful migration to a new 3rd generation Everything DiSC application. Year-over-year comparative revenue growth from Inscape was 8%. Sales through Inscape’s North American distributor sales channels grew 7.5%, while sales through other global distributor channels increased 8.9%.  The Company added a second product development studio, doubled the number of assessment-related training products under development and added leadership focus and brand management resources to our Everything DiSC and Leadership Challenge Lines.

The Company’s indigenous test prep program showed solid growth in fiscal year 2013 with the addition of the Certified Managerial Accountant (CMA) exam prep to our historic and growing CPA Test Prep.   Total revenue nearly doubled to $6 million.  During the year, Wiley also completed the acquisition of ELS, a provider of the full online CPA Review course ‘CPA Excel’, which contributed revenue of $4 million to the Company’s results.

Other Product Launches
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

•
CMA Review (1st of two phases) launched in October 2012, WileyCMA.com provides Certified Management Accountant exam candidates with review guides, practice software, study tips, and exam resources.  In partnership with the Institute of Management Accountants (“IMA”), Wiley is responsible for production and sales of all CMA review titles.

•
Pfeiffer Assessment Platform Release – an upgrade in September 2012 added 2 new assessments to the website (Treasurer Self and Treasurer 360), improved registration functionality and enhanced certain administrative tools.

•
Sybex Video Training DVDs and Streaming Websites - released in September and October 2012, these products are available as DVD-ROMs, online streaming products, or as downloadable files.  Using hands-on lessons with step-by-step instruction, the high-definition video training products cover the essential features of the top-selling software packages from Autodesk, a software and services developer for design, engineering and entertainment professionals.

Education:
				% change
Dollars in thousands	2013	2012	% change	w/o FX (a)
Print Books	$184,131	$215,679	-15%	-14%
Non-Traditional & Digital Content	105,662	88,006	20%	20%
Online Program Management (Deltak)	33,745	-
Other Publishing Income	10,920	10,768	1%	3%
TOTAL REVENUE	$334,458	$314,453	6%	7%

Cost of Sales	(109,588)	(106,128)	3%	4%

GROSS PROFIT	$224,870	$208,325	8%	8%
Gross Profit Margin	67.2%	66.2%

Direct Expenses	(112,779)	(95,791)	18%	18%
Amortization of Intangibles	(6,975)	(4,823)	45%	45%
Restructuring Charges (see Note 10)	(1,288)	-

DIRECT CONTRIBUTION TO PROFIT	$103,828	$107,711	-4%	-2%
Direct Contribution Margin	31.0%	34.3%

Allocated Shared Services and Administrative Costs:
Distribution	(15,277)	(15,945)	-4%	-4%
Technology Services	(30,727)	(27,572)	11%	11%
Occupancy and Other	(7,079)	(5,771)	23%	23%
CONTRIBUTION TO PROFIT	$50,745	$58,423	-13%	-11%
Contribution Margin	15.2%	18.6%

(a)	Adjusted to exclude the fiscal year 2013 restructuring charges.

Revenue:

Education revenue for fiscal year 2013 increased 6% to $334.5 million, or 7% excluding the unfavorable impact of foreign exchange mainly driven by incremental revenue from the Deltak acquisition ($34 million) and growth in non-traditional and digital content, partially offset by lower revenue from print textbooks.  Digital revenue, including Deltak, grew $51.4 million in fiscal year 2013 and accounted for 30% of total Education revenue in fiscal year 2013 as compared to 15% in the prior year.

Print Books
Print book revenue for fiscal year 2013 decreased 15% to $184.1 million, or 14% excluding the unfavorable impact of foreign exchange.  The decrease was mainly driven by enrollment declines, particularly in the for-profit sector, and the impact of rentals on the traditional textbook business.

Non-Traditional & Digital Content
Non-traditional and digital content revenue, which includes WileyPLUS, eBooks, digital content sold directly to institutions, binder editions and custom publishing, increased 20% to $105.7 million in fiscal year 2013.  The growth mainly reflects higher revenue from WileyPLUS and eBooks.

Total Education Revenue by Region (on a currency neutral basis)
•	Americas increased 11% to $250.6, including incremental Deltak revenue of $33.7 million
•	EMEA fell 10% to $19.4 million
•	Asia-Pacific fell 1% to $64.5 million

Education Revenue by Major Subject* (on a currency neutral basis)
•	Engineering and Computer Science grew 4% to $43.2 million
•	Science declined 11% to $62.2 million
•	Business and Accounting declined 6% to $78.6 million
•	Social Science declined 4% to $49.2 million
•	Math declined 9% to $23.6 million
•	Microsoft Official Academic Course (MOAC) grew 4% to $10.9 million

*The above excludes approximately $28.1 million in fiscal year 2013 revenue related to the school business in Australia and approximately $33.7 million related to Deltak.

Cost of Sales

Cost of sales for fiscal year 2013 increased 3% to $109.6 million, or 4% excluding the favorable impact of foreign exchange.  The increase was driven by incremental costs from the Deltak acquisition ($9 million), partially offset by lower print book volume ($4 million) and lower cost digital products ($1 million).

Gross Profit:

Gross profit margin for fiscal year 2013 improved 100 basis points to 67.2% principally due to higher margin incremental Deltak revenue (80 basis points) and growth in digital products.

Direct Expenses and Amortization:

Direct expenses increased 18% to $112.8 million in fiscal year 2013 principally due to incremental costs from the Deltak acquisition ($18 million) and employment costs ($3 million), partially offset by cost containment initiatives ($3 million).

Amortization of intangibles increased $2.2 million to $7.0 million in fiscal year 2013 primarily due to acquired intangible assets associated with Deltak.

Contribution to Profit:

Contribution to profit for fiscal year 2013 decreased 13% to $50.7 million, or 11% on a currency neutral basis and excluding the restructuring charges.  Contribution margin was 15.2% compared to 18.6% in the prior year reflecting the restructuring charges and lower print textbook revenue.   Contribution margin from Deltak of approximately 6% reflects the continued investment in new university partner programs which are in the development stage.

Deltak Acquisition and Update

On October 25, 2012, the Company acquired Deltak.edu (“Deltak”) for approximately $220 million, net of cash acquired.  Deltak, one of the leading Online Program Management (“OPM”) providers in the United States, contributed $33.7 million in revenue in its first six months as a Wiley entity as compared to approximately $54 million in annual revenue at the time of acquisition. Deltak is a high-growth business that works in close partnership with leading colleges and universities to develop and support fully online degree and certification programs, with tuition revenue being shared by both partners under long-term contracts. The business, founded in 1997, provides technology platforms and services including market research validating program demand, instructional design, marketing, and student recruitment and retention services to leading national and regional colleges and universities throughout the United States.

In the fourth quarter of fiscal year 2013, Deltak added two new university partners.  Since the acquisition closed in October, Deltak has added five new university partners, American University, Case Western Reserve University, Queens University of Charlotte, Butler University and the University of Dayton for a total of 31.   In the fourth quarter, Deltak contracted 24 new programs from among new and existing partners. Across Deltak’s partner base as of April 30, 2013 there are approximately 100 revenue-generating programs and 46 programs under contract and in development but not yet generating revenue.  Deltak’s business is in a period of significant growth in market development, providing a runway for continued high growth. During the fourth quarter, the Company received a commitment from Queens University of Charlotte for a campus-wide implementation of the Deltak Engage Learning Management system.

Alliances

In May 2012, Wiley announced a partnership with Quantum Simulations, Inc., a developer of intelligence-based education products and services, to offer intelligent adaptive learning and assessment software with Wiley’s print and digital accounting textbooks, starting with Introductory Accounting through Intermediate Accounting. Wiley and Quantum will combine advanced intelligence technology, proven pedagogical techniques and content expertise to create individualized learning paths for every student.

Total Shared Services and Administrative Costs

				% Change
Dollars in thousands	2013	2012	% Change	w/o FX

Distribution	$102,078	$109,079	-6%	-6%
Technology Services	159,063	144,418	10%	11%
Finance	43,822	45,106	-3%	-2%
Other Administration	87,281	89,394	-2%	-2%
Restructuring Charges (see Note 10)	14,557	-
Impairment Charges (see Note 11)	5,241	-
Total	$412,042	$387,997	6%	7%

Shared services and administrative costs for fiscal year 2013 increased 6% to $412.0 million mainly due to the restructuring and impairment charges ($20 million); higher technology consulting and maintenance costs ($11 million) including incremental costs from the Deltak acquisition ($2 million); and higher employment costs ($2 million), partially offset by lower journal and book distribution costs due to the migration from print to digital products ($4 million) and lower facility costs ($2 million).  Restructuring and impairment charges by shared service function: Distribution ($4 million), Technology Services ($10 million), Finance ($2 million) and Other Administration ($4 million).

Liquidity and Capital Resources – Fiscal year 2013

The Company’s cash and cash equivalents balance was $334.1 million at the end of fiscal year 2013, compared with $259.8 million a year earlier. Cash provided by operating activities in fiscal year 2013 decreased $42.6 million to $337.0 million due primarily to changes in operating assets and liabilities ($39 million) and lower net income net of non-cash charges ($7 million), partially offset by lower royalty advance payments ($3 million).

Changes in operating assets and liabilities were primarily due to a disputed income tax deposit paid to German tax authorities as discussed in Note 13 ($42 million), lower income taxes payable due to timing of payments and a lower provision, and lower Accounts Payable ($10 million) due to cost containment.  Partially offsetting these were lower incentive compensation payments ($17 million), lower inventory due to the continued migration to digital products, higher Deferred Revenue and lower Accounts Receivable due to improved collections and lower book revenue. The increase in Deferred Revenue mainly reflects business growth.

Cash used for investing activities for fiscal year 2013 was approximately $342.5 million compared to $212.1 million in fiscal year 2012. The Company invested $263.3 million in acquisitions, net of cash acquired, compared to $92.2 million in the prior year primarily reflecting $220.5 million for the Deltak acquisition and $23.9 million for the ELS acquisition. During fiscal 2013 the Company received proceeds of $29.9 million from selling certain consumer publishing assets comprised primarily of the Travel program for $22 million, and the Culinary, CliffsNotes and Websters New World consumer publishing programs for $11 million, of which $3.3 million and $1.1 million remain in escrow, respectively. Cash used for technology, property and equipment decreased to $58.7 million in fiscal year 2013 compared to $67.4 million in the prior year.

Cash provided by financing activities was $90.4 million in fiscal year 2013, as compared to a use of $104.7 million in fiscal year 2012. The Company’s net debt (debt less cash and cash equivalents) increased $123.7 million from the prior fiscal end mainly due to funds borrowed to finance the acquisitions of Deltak and ELS.  These acquisitions were funded through the use of the existing credit facility and available cash and did not have an impact on the Company’s ability to meet other operating, investing and financing needs. During fiscal year 2013, net borrowings were $198.0 million compared to $20.8 million in the prior year period.  In fiscal year 2013, the Company repurchased 1,846,873 shares at an average price of $39.92 compared to 1,864,700 shares at an average price of $46.69 in the prior year. The Company increased its quarterly dividend to shareholders by 20% to $0.24 per share in fiscal year 2013 from $0.20 per share in the prior year. Proceeds from stock option exercises increased $8.9 million to $24.2 million in fiscal 2013.

The notional amount of the interest rate swap agreement associated with the Term Loan and Revolving Credit Facility was $250 million as of April 30, 2013.  It is management's intention that the notional amount of the interest rate swap be less than the Term Loan and Revolving Credit Facility outstanding during the life of the derivative.

The Company’s operating cash flow is affected by the seasonality and timing of receipts from its Research journal subscriptions and its Education business. Cash receipts for calendar year Research subscription journals occur primarily from December through March.  Reference is made to the Credit Risk section, which follows, for a description of the impact on the Company as it relates to independent journal agents’ financial position and liquidity. Sales primarily in the U.S. higher education market tend to be concentrated in June through August, and again in November through January. Due to this seasonality, the Company normally requires increased funds for working capital from May through September.

The Company has adequate cash and cash equivalents available, as well as short-term lines of credit to finance its short-term seasonal working capital requirements. The Company does not have any off-balance-sheet debt. Cash and Cash Equivalents held outside the U.S. were approximately $324.6 million as of April 30, 2013. The balances were comprised primarily of Pound Sterling, Euros, and Australian dollars. Maintenance of these non-U.S. dollar cash balances does not have a material impact on the liquidity or capital resources of the Company.

As described in Note 14, on October 18, 2012 the Company increased its credit limit under the Revolving Credit Facility from $700 million to $825 million which matures on November 2, 2016.  As of April 30, 2013, the Company had approximately $673.0 million of debt outstanding and approximately $162 million of unused borrowing capacity under the Revolving Credit and other facilities. The Company believes that operating cash flow, together with the revolving credit facilities and other available debt financing, will be adequate to meet operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair our ability to access these markets on terms that are commercially acceptable.

The Company’s working capital can be negative due to the seasonality of its businesses. The primary driver of the negative working capital is unearned deferred revenue related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by the Company for a number of purposes including acquisitions; debt repayments; funding operations; dividends payments; and purchasing treasury shares. The deferred revenue will be recognized in income as the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of April 30, 2013 include $363.0 million of such deferred subscription revenue for which cash was collected in advance.

Projected capital spending for Technology, Property and Equipment and Composition for fiscal year 2014 is forecast to be approximately $70 million and $49 million, respectively, primarily to create new and enhance existing digital products and system functionality that will drive future business growth. Projected spending for author advances, which is classified as an operating activity, for fiscal year 2014 is forecast to be approximately $110 million.

Fiscal Year 2012 Summary Results

Throughout this report, references to amounts “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses. Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location.  For fiscal years 2012 and 2011, the average exchange rates to convert British Pounds sterling to U.S. dollars were 1.59 and 1.56, respectively.  The average exchange rates to convert Euros into U.S. dollars for the same periods were 1.37 and 1.33, respectively.  Unless otherwise noted, all variance explanations below are on a currency neutral basis.

Revenue, Cost of Sales and Gross Profit:

Revenue for fiscal year 2012 increased 2% to $1,782.7 million, or 1% excluding the favorable impact of foreign exchange. On a currency neutral basis, growth in Research was partially offset by declines in Professional Development (“PD”) and Education.

Cost of sales for fiscal year 2012 of $543.4 million increased 1%, but was flat excluding the unfavorable impact of foreign exchange.

Gross profit margin for fiscal year 2012 of 69.5% was 40 basis points higher than prior year mainly due to increased sales of higher margin digital products in PD and Research, partially offset by higher composition costs in Education to support business growth. Approximately 40% of the Company’s revenue for fiscal year 2012 was generated from digital products and services, as compared to 37% in the prior year.

Operating and Administrative Expenses:

Operating and administrative expenses for fiscal year 2012 of $922.2 million were 1% higher than prior year, or flat excluding the unfavorable impact of foreign exchange. Lower employment costs ($7 million) mainly due to accrued incentive compensation; lower distribution costs ($4 million) and lower travel and advertising costs due to cost containment initiatives ($3 million); were offset by higher technology costs ($13 million); and other ($1 million), mainly higher Research editorial costs to support business growth.

On February 16, 2011, Borders Group, Inc. (“Borders”) filed a petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. Accordingly, in fiscal year 2011 the Company recorded a pre-tax bad debt provision of $9.3 million, or $6.0 million after tax ($0.10 per share), within the PD reporting segment related to Borders. The provision represented the Company’s outstanding receivable with Borders, net of existing reserves and recoveries. There were no additional charges or bad debt expense with respect to this customer.

Amortization of Intangibles:

Amortization of intangibles increased $1.5 million to $36.8 million, or $1.1 million excluding the unfavorable impact of foreign exchange.  The increase was mainly driven by incremental amortization related to the Inscape acquisition.

Operating Income:

Operating income for fiscal year 2012 increased 13% to $280.4 million, or 6% excluding the unfavorable impact of foreign exchange and the prior year Borders bad debt provision mainly due to the top-line results and higher gross profit margins.

Interest Expense/Income, Foreign Exchange and Other:

Interest expense for fiscal year 2012 decreased $8.3 million to $9.0 million. Lower interest rates and lower average debt contributed approximately $4.2 million and $4.1 million to the decrease, respectively.  Losses on foreign currency transactions primarily due to intercompany loans in currencies other than U.S. dollars were $2.3 million and $2.2 million for fiscal years 2012 and 2011, respectively.  Interest income and other for fiscal year 2012 increased $0.6 million to $3.0 million mainly due to a favorable copyright infringement settlement received by the Company in fiscal year 2012.

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

Fiscal Year 2012 Segment Results

Research:
				% change
Dollars in thousands	2012	2011	% change	w/o FX
Journal Subscriptions	$650,938	$621,551	5%	2%
Books	179,204	175,611	2%	1%
Other Publishing Income	210,585	201,740	4%	3%
TOTAL REVENUE	$1,040,727	$998,902	4%	2%

Cost of Sales	(278,427)	(268,971)	4%	2%

GROSS PROFIT	762,300	729,931	4%	2%
Gross Profit Margin	73.2%	73.1%

Direct Expenses	(283,840)	(280,028)	1%	0%
Amortization of Intangibles	(26,186)	(25,106)	4%	4%

DIRECT CONTRIBUTION TO PROFIT	$452,274	$424,797	6%	4%
Direct Contribution Margin	43.5%	42.5%

Allocated Shared Services and Administrative Costs:
Distribution	(47,995)	(52,101)	-8%	-9%
Technology Services	(65,734)	(63,820)	3%	3%
Occupancy and Other	(21,085)	(17,820)	18%	16%
CONTRIBUTION TO PROFIT	$317,460	$291,056	9%	6%
Contribution Margin	30.5%	29.1%

Revenue:

Research revenue for fiscal year 2012 increased 4% to $1,040.7 million, or 2% excluding the favorable impact of foreign exchange.  The growth was driven by journal subscriptions, books and other publishing income.

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

Total Research Revenue by Region (on a currency neutral basis)
•	Americas grew 3% to $392.1 million
•	EMEA grew 1% to $580.9 million
•	Asia-Pacific grew 4% to $67.7 million

Cost of Sales:

Cost of sales for fiscal year 2012 increased 4% to $278.4 million, or 2% excluding the unfavorable impact of foreign exchange.  The increase was mainly driven by higher royalty rates, partially offset by the transition from print to digital products.

Gross Profit:

Gross profit margin for fiscal year 2012 improved 10 basis points to 73.2%.  The improvement was mainly driven by increased sales of higher margin digital products (50 basis points), partially offset by higher royalty rates (40 basis points).

Direct Expenses and Amortization:

Direct expenses of $283.8 million increased 1% from the prior year, but was flat excluding the unfavorable impact of foreign exchange.  Lower accrued incentive compensation ($4 million) and lower travel and advertising costs due to cost containment initiatives ($2 million) were offset by higher editorial costs ($3 million) and additional headcount ($2 million) to support business growth; and a bad debt provision related to an outstanding receivable with a university in Iran ($1 million).

Amortization of intangibles increased $1.1 million to $26.2 million for fiscal year 2012 mainly due to the acquisition of publication rights for new society journals.

Contribution to Profit:

Contribution to profit increased 9% to $317.5 million, or 6% excluding the favorable impact of foreign exchange.  Contribution margin improved 140 basis points to 30.5% in fiscal year 2012.  The improvement was driven by the top-line results and higher gross profit margins.

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
•
Journal of the American Heart Association for the American Heart Association – the first open access online-only journal for the AHA. The online journal has been launched on-time and on-budget. This is a new society relationship for Research.

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

New Product and Service Launches
•
In September 2011, Wiley launched the Wiley Job Network – a new online recruitment tool that enables employers to attract talented applicants from high-caliber users in science, technology, healthcare, law, and business. Recruiters and employers who advertise jobs on our network of career sites reach a large pool of talented professionals and specialists who are regular users of one of the world’s leading research platforms, Wiley Online Library.

Digital Update
•	Digital revenue accounted for 61% of total Research revenue in fiscal year 2012.
•	The Wiley Job Network has surpassed 50,000 registered users and over 2 million job views since its launch in September.
•	Total articles accessed on Wiley Online Library increased 26%.

Research Journal Quality and Impact Factors
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

Professional Development (PD):
				% change
Dollars in thousands	2012	2011	% change	w/o FX (a)
Books	$371,689	$384,921	-3%	-4%
Online Training & Assessment	7,553	-
Other Publishing Income	48,320	46,077	5%	5%
TOTAL REVENUE	$427,562	$430,998	-1%	-1%

Cost of Sales	(158,841)	(165,351)	-4%	-4%

GROSS PROFIT	268,721	265,647	1%	1%
Gross Profit Margin	62.8%	61.6%

Direct Expenses	(154,549)	(159,047)	-3%	-3%
Amortization of Intangibles	(5,741)	(5,279)	9%	9%
Additional Provision for Doubtful Trade Account (see Note 12)	-	(9,290)

DIRECT CONTRIBUTION TO PROFIT	$108,431	$92,031	18%	7%
Direct Contribution Margin	25.4%	21.4%

Allocated Shared Services and Administrative Costs:
Distribution	(45,118)	(46,519)	-3%	-4%
Technology Services	(25,248)	(23,858)	6%	5%
Occupancy and Other	(13,011)	(11,684)	11%	11%
CONTRIBUTION TO PROFIT	$25,054	9,970	151%	32%
Contribution Margin	5.9%	2.3%
   (a)  Adjusted to exclude fiscal year 2011 bad debt provision of $9.3 million related to Borders.

Revenue:

PD revenue for fiscal year 2012 declined 1% to $427.6 million. On a currency neutral basis, book revenue decreased 4% to $371.7 million, while other publishing income grew 5% to $48.3 million.  The decline in book revenue was mainly driven by softness in the consumer line ($8 million) and declines in technology and business ($2 million).  The declines in consumer, technology and business were due to the residual effects of the Borders’ bankruptcy, including liquidation sales which we believe were completed by mid-September and the inclusion of sales to Borders in the prior year, combined with a weak global economy and reduced shelf-space for print titles.  Online training and assessment revenue includes the incremental revenue from the Company’s acquisition of Inscape on February 16, 2012 ($3 million).  Growth in other publishing income is primarily due to increased revenue from advertising and distribution services.

Total PD revenue by Region (on a currency neutral basis)
•	Americas were flat at $337.7 million
•	EMEA fell 5% to $58.0 million
•	Asia-Pacific fell 1% to $31.9 million

Total PD Revenue by Major Category (on a currency neutral basis)
•	Business grew 2% to $141.6 million
•	Consumer fell 6% to $123.1 million due in large part to Borders and the weak global economy
•	Technology fell 1% to $87.1 million
•	Professional Education was flat with the prior year at $28.0 million
•	Architecture was flat with the prior year at $25.0 million
•	Psychology declined 3% to $13.0 million

Cost of Sales:

Cost of sales for fiscal year 2012 declined 4% to $158.8 million reflecting the decline in book revenue.

Gross Profit:

Gross profit margin for fiscal year 2012 improved 120 basis points to 62.8%. The improvement was mainly driven by increased eBook sales (70 basis points), high margin incremental revenue from the Inscape acquisition (20 basis points) and lower composition costs (30 basis points).

Direct Expenses and Amortization:

Direct expenses for fiscal year 2012 decreased 3% to $154.5 million.  The improvement was principally driven by lower sales, marketing and advertising costs due to cost containment initiatives ($2 million), a reduction in the bad debt provision for other retail accounts ($2 million) and lower accrued incentive compensation ($1 million).

Amortization of intangibles increased $0.5 million to $5.7 million from fiscal year 2012 mainly due to acquired intangible assets associated with Inscape.

Contribution to Profit:

Contribution to profit for fiscal year 2012 increased 151% to $25.1 million, or 32% on a currency neutral basis and excluding the Borders bad debt provision in the prior year.  Contribution margin for fiscal year 2012 was 5.9% as compared to 2.3% in the prior year.  On a currency neutral basis and excluding the Borders bad debt provision in the prior year, contribution margin improved 150 basis points reflecting higher gross profit margins and lower direct expenses.

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

Acquisitions

In February 2012, Wiley acquired Inscape Holdings, a leading global provider of workplace learning solutions, for approximately $85 million in cash, net of cash acquired. The acquisition will combine Wiley's reservoir of valuable content and global reach in leadership and training with Inscape's technology, distribution network, and talent expertise, including the innovative EPIC online assessment-delivery platform and an elite network of nearly 1,700 independent consultants, trainers, and coaches. Inscape was generating approximately $20 million annually in revenue prior to the acquisition.  Inscape derives approximately two-thirds of its revenue from digital products and services.

Consumer Divestiture

In March 2012, Wiley announced that it intends to explore opportunities to sell a number of its consumer print and digital publishing assets as they no longer align with the company’s long-term strategy. Fiscal Year 2012 revenue associated with the assets to be sold was approximately $80 million with a direct contribution to profit, before shared-service expenses, of approximately $6 million. Assets include travel (including the well-known Frommer’s brand), culinary, general interest, nautical, pets, crafts, Webster’s New World, and Cliff’s Notes.  Wiley will re-deploy resources in its Professional Development business to build on its global market-leading positions in business, finance, accounting, leadership, technology, architecture, psychology, education, and through the For Dummies brand.

Digital Update
•	Digital revenue includes eBooks, online advertising, content-enabled services and content licensing.
•	Digital revenue accounted for 15% of total PD revenue, up from 10% in the prior year.
•	eBook sales increased approximately 70% over prior year to approximately $40 million, or 9% of total PD revenue. Strong eBook growth came from all accounts, notably Amazon, Barnes and Noble and Apple.

Education:
				% change
Dollars in thousands	2012	2011	% change	w/o FX
Print Books	$215,679	$219,082	-2%	-3%
Non-Traditional & Digital Content	88,006	83,893	5%	5%
Other Publishing Income	10,768	9,676	11%	6%
TOTAL REVENUE	$314,453	$312,651	1%	-1%

Cost of Sales	(106,128)	(104,721)	1%	0%

GROSS PROFIT	$208,325	$207,930	0%	-1%
Gross Profit Margin	66.2%	66.5%

Direct Expenses	(95,791)	(98,583)	-3%	-4%
Amortization of Intangibles	(4,823)	(4,838)	0%	0%

DIRECT CONTRIBUTION TO PROFIT	$107,711	$104,509	3%	2%
Direct Contribution Margin	34.3%	33.4%

Allocated Shared Services and Administrative Costs:
Distribution	(15,945)	(14,393)	11%	8%
Technology Services	(27,572)	(21,840)	26%	26%
Occupancy and Other	(5,771)	(5,179)	11%	8%
CONTRIBUTION TO PROFIT	$58,423	$63,097	-7%	-9%
Contribution Margin	18.6%	20.2%

Revenue:

Education revenue for fiscal year 2012 increased 1% to $314.5 million, but declined 1% excluding the favorable impact of foreign exchange. The decline reflects lower revenue from print books, partially offset by growth in non-traditional and digital content revenue and other publishing income.

Print Books
Print book revenue for fiscal year 2012 decreased 2% to $215.7 million, or 3% excluding the favorable impact of foreign exchange. The decline was driven by lower enrollments in for-profit institutions due to government scrutiny over recruiting practices, prior year rental stock build-up and lower demand outside the U.S.

Non-Traditional & Digital Content
Non-traditional and digital content revenue, which includes WileyPLUS, eBooks, digital content sold directly to institutions, binder editions and custom publishing, increased 5% to $88.0 million in fiscal year 2012.  The growth was principally driven by increased sales of custom textbooks and eBooks, which grew 36% over prior year.

Total Education Revenue by Region (on a currency neutral basis)
•	Americas grew 1% to $226.9 million
•	EMEA fell 9% to $21.7 million
•	Asia-Pacific fell 3% to $65.8 million

Total Education Revenue by Major Subject (on a currency neutral basis)
•	Engineering and Computer Science fell 1% to $41.8 million
•	Science grew 3% to $70.1 million
•	Business and Accounting was flat with the prior year at $84.0 million
•	Social Science declined 6% to $51.4 million
•	Math fell 4% to $25.9 million
•	Microsoft Official Academic Couse (MOAC) decreased 4% to $10.6 million

Cost of Sales:

Cost of sales increased 1% to $106.1 million, but was flat excluding the unfavorable impact of foreign exchange.

Gross Profit:

Gross profit margin for fiscal year 2012 declined 30 basis points to 66.4% principally due to higher composition costs.

Direct Expenses and Amortization:

Direct expenses for fiscal year 2012 decreased 3% to $95.8 million, or 4% excluding the unfavorable impact of foreign exchange. The decrease was mainly driven by lower employment costs mainly due to accrued incentive compensation ($5 million), partially offset by higher sales and marketing costs ($1 million).  Amortization of intangibles was flat for fiscal year 2012 at $4.8 million.

Contribution to Profit:

Contribution to profit for fiscal year 2012 decreased 7% to $58.4 million, or 9% excluding the favorable impact of foreign exchange. Contribution margin fell 160 basis points to 18.6% in fiscal year 2012 mainly due to higher technology and distribution costs.

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

Wiley Learning Institute

In February 2012, Wiley announced the launch of Wiley Learning Institute™ (www.WileyLearningInstitute.com), a new service center that provides essential knowledge, ideas, and best practices to promote professional learning for faculty and campus leaders. The online center leverages content, expertise, and resources from across Wiley's global businesses to enable them to excel in their work, fulfill the education mission of their institutions, and provide additional opportunities to enhance teaching and learning. Wiley Learning Institute employs the latest technologies to provide participants with interactive workshops, applied learning labs, one-on-one coaching programs, and an online, collaborative community of researchers, thought leaders, and professionals across multiple disciplines.

Digital Update
•	Digital revenue accounted for 16% of Education’s business in fiscal year 2012.
•	Revenue for WileyPLUS fell 2% to approximately $32 million mainly due to a sharp decline in for-profit enrolment.
•	eBook sales grew 36% to approximately $17 million.

Total Shared Services and Administrative Costs
				% Change
Dollars in thousands	2012	2011	% Change	w/o FX

Distribution	$109,079	$113,010	-3%	-5%
Technology Services	144,418	125,766	15%	14%
Finance	45,106	45,243	0%	-2%
Other Administration	89,394	89,170	0%	-1%
Total	$387,997	$373,189	4%	3%

Shared services and administrative costs for fiscal year 2012 increased 4% to $388.0 million, or 3% excluding the unfavorable impact of foreign exchange.  The increase mainly reflects higher technology costs to support investments in digital products and infrastructure ($13 million) and higher employment costs due to new hires and merit increases ($7 million). These increases were partially offset by lower accrued incentive compensation ($6 million), lower distribution costs due to the continued migration from print to digital products ($4 million) and other ($1 million), mainly lower professional fees.

Liquidity and Capital Resources – Fiscal year 2012

The Company’s cash and cash equivalents balance was $259.8 million at the end of fiscal year 2012, compared with $201.9 million a year earlier. Cash provided by operating activities in fiscal year 2012 increased $4.0 million to $379.6 million due primarily to higher net income net of non-cash charges ($24 million), mostly offset by changes in operating assets and liabilities ($13 million) and higher royalty advance payments ($7 million).

Changes in operating assets and liabilities were primarily due to lower accrued expenses ($29 million) principally accrued incentive compensation; lower Deferred Revenue ($13 million) and lower royalties payable ($7 million) due to higher royalty advance payments, partially offset by lower Accounts Receivable ($15 million) due to improved collections, higher income taxes payable ($12 million) and lower inventories ($3 million). The decrease in Deferred Revenue reflects the timing of subscription cash collections primarily due to accelerated collections in the prior year.

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

On November 2, 2011, the Company amended and restated its existing credit facility with Bank of America - Merrill Lynch and The Royal Bank of Scotland plc as joint lead arrangers and Bank of America as administrative agent. The new agreement consists of a $700 million five-year senior revolving credit facility, which can be drawn in multiple currencies. The proceeds of the new revolving credit facility were used to pay down the Company’s prior credit facility and meet seasonal operating cash requirements. The Company also has the option to request a credit limit increase of up to $250 million in minimum increments of $50 million, subject to the approval of the lenders. The amended credit agreement contains certain restrictive covenants related to the Company’s consolidated leverage ratio and interest coverage ratio. Due to the fact that there are no principal payments due until the end of the amended agreement in fiscal year 2017, the Company has classified its entire debt obligation as long-term as of April 30, 2012. See Note 14 for further discussion of the debt arrangement.

The aggregate notional amount of interest rate swap agreements associated with the Term Loan and Revolving Credit Facility were $375.0 million as of April 30, 2012.  It is management's intention that the notional amount of the interest rate swap be less than the Term Loan and Revolving Credit Facility outstanding during the life of the derivatives.

The Company’s operating cash flow is affected by the seasonality and timing of receipts from its Research journal subscriptions and its Education business. Cash receipts for calendar year Research subscription journals occur primarily from December through March.  Reference is made to the Credit Risk section, which follows, for a description of the impact on the Company as it relates to independent journal agents’ financial position and liquidity. Sales primarily in the U.S. higher education market tend to be concentrated in June through August, and again in November through January. Due to this seasonality, the Company normally requires increased funds for working capital from May through September.

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

As of April 30, 2012, the Company had approximately $475.0 million of debt outstanding and approximately $235 million of unused borrowing capacity under the Revolving Credit Facility which is described in Note 14 and matures on November 2, 2016. We believe that our operating cash flow, together with our revolving credit facilities and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us or at all.

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

Revenue Recognition: The Company recognizes revenue when the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured.  If all of the above criteria have been met, revenue is recognized upon shipment of products or when services have been rendered.  Subscription revenue is generally collected in advance. The prepayment is deferred and recognized as earned primarily when the related issue is shipped or made available online over the term of the subscription.  For calendar year 2013, the Company piloted an alternative journal subscription license model for a group of customers.  Previously, those customers’ licenses were based on a commitment by the Company to provide a discrete number of online journal issues which provided for recognition of revenue by the Company as issues were published.  Under this alternative model, the Company provides access to all content published in the calendar year and provides for recognition of revenue on a straight-line basis over the calendar year covered by the alternative license model.  Collectability is evaluated based on the amount involved, the credit history of the customer, and the status of the customer’s account with the Company.

When a product is sold with multiple deliverables, the Company accounts for each deliverable within the arrangement as a separate unit of accounting due to the fact that each deliverable is also sold on a stand-alone basis. The total consideration of a multiple-element arrangement is allocated to each unit of accounting based on the price charged by the Company when it is sold separately. The Company’s multiple deliverable arrangements principally include WileyPLUS, the online teaching and learning environment for the Company’s Education business which also includes a complete print or digital textbook for the course, as well as negotiated licenses for bundles of electronic content available on Wiley Online Library, the online publishing platform for the Company’s Research business.

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

Allowance for Doubtful Accounts: The estimated allowance for doubtful accounts is based on a review of the aging of the accounts receivable balances, historical write-off experience, credit evaluations of customers and current market conditions. A change in the evaluation of a customer’s credit could affect the estimated allowance. The allowance for doubtful accounts is shown as a reduction of Accounts Receivable in the Consolidated Statements of Financial Position and amounted to $7.4 million and $6.9 million as of April 30, 2013 and 2012, respectively.

Sales Return Reserve:  The estimated allowance for sales returns is based on a review of the historical return patterns, as well as current market trends in the businesses in which we operate. Associated with the estimated sales return reserves, the Company also includes a related reduction in inventory and royalty costs as a result of the expected returns.

Net sales return reserves amounted to $31.8 million and $35.8 million as of April 30, 2013 and 2012, respectively. The reserves are reflected in the following accounts of the Consolidated Statements of Financial Position – increase (decrease):
	2013	2012
Accounts Receivable	$(44,279)	$(48,612)
Inventory	6,862	7,246
Accounts and Royalties Payable	(5,583)	(5,593)
Decrease in Net Assets	$(31,834)	$(35,773)

The decrease in the sales return reserve was principally driven by the Company’s continuing migration to eBooks and lower print sales, including the divested consumer publishing titles. A one percent change in the estimated sales return rate could affect net income by approximately $2.9 million.  A change in the pattern or trends in returns could affect the estimated allowance.

Reserve for Inventory Obsolescence: Inventories are carried at the lower of cost or market. A reserve for inventory obsolescence is estimated based on a review of damaged, obsolete, or otherwise unsalable inventory. The review encompasses historical unit sales trends by title; current market conditions, including estimates of customer demand compared to the number of units currently on hand; and publication revision cycles. A change in sales trends could affect the estimated reserve. The inventory obsolescence reserve is reported as a reduction of the Inventory balance in the Consolidated Statements of Financial Position and amounted to $28.2 million and $33.9 million as of April 30, 2013 and 2012, respectively.  The decrease in the inventory obsolescence reserve was principally driven by the divestment of Professional Development consumer publishing programs in fiscal year 2013 as discussed in Note 5.

Allocation of Acquisition Purchase Price to Assets Acquired and Liabilities Assumed: In connection with acquisitions, the Company allocates the cost of the acquisition to the assets acquired and the liabilities assumed based on the estimates of fair value for such items, including intangible assets and technology acquired. Such estimates include discounted estimated cash flows to be generated by those assets and the expected useful lives based on historical experience, current market trends, and synergies to be achieved from the acquisition and expected tax basis of assets acquired.  The Company may use an independent appraiser to assist in the determination of such estimates.

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

Retirement Plans: The Company provides defined benefit pension plans for the majority of its employees worldwide.  The accounting for benefit plans is highly dependent on assumptions concerning the outcome of future events and circumstances, including compensation increases, long-term return rates on pension plan assets, healthcare cost trends, discount rates and other factors. In determining such assumptions, the Company consults with outside actuaries and other advisors. The discount rates for the U.S. and Canadian pension plans are based on the derivation of a single-equivalent discount rate using a standard spot rate curve and the timing of expected payments as of the balance sheet date. The spot rate curve is based upon a portfolio of Moody’s-rated Aa3 (or higher) corporate bonds. The discount rates for other non-U.S. plans are based on similar published indices with durations comparable to that of each plan’s liabilities. The expected long-term rates of return on pension plan assets are estimated using market benchmarks for equities, real estate and bonds applied to each plan’s target asset allocation and are estimated by asset class including an anticipated inflation rate. The expected long-term rates are then compared to the historic investment performance of the plan assets as well as future expectations and estimated through consultation with investment advisors and actuaries. Salary growth and healthcare cost trend assumptions are based on the Company’s historical experience and future outlook. While the Company believes that the assumptions used in these calculations are reasonable, differences in actual experience or changes in assumptions could materially affect the expense and liabilities related to the defined benefit pension plans of the Company. A hypothetical one percent change in the discount rate would impact net income and the accrued pension liability by approximately $6.7 million and $121.7 million, respectively. A one percent change in the expected long term rate of return would affect net income by approximately $2.7 million.

Recently Issued Accounting Standards:  There have been no new accounting standards issued that have had, or are expected to have a material impact on the Company’s consolidated financial statements.

Contractual Obligations and Commercial Commitments

A summary of contractual obligations and commercial commitments, excluding unrecognized tax benefits further described in Note 13, as of April 30, 2013 is as follows (in thousands):

		Payments Due by Period
		Within	2-3	4-5	After 5
	Total	Year 1	Years	Years	Years

Total Debt	$673.0	$-	$-	$673.0	$-

Interest on Debt1	$35.1	$10.6	$19.7	$4.8	$-

Non-Cancelable Leases	$230.5	$41.1	$75.3	$59.4	$54.7

Minimum Royalty Obligations	$289.3	$69.7	$116.4	$78.2	$25.0

Other Operating Commitments	$31.3	$5.9	$13.0	$12.4	$-
Total	$1,259.2	$127.3	$224.4	$827.8	$79.7

1 Interest on Debt includes the effect of the Company’s interest rate swap agreements and the estimated future interest payments on the Company’s unhedged variable rate debt, assuming that the interest rates as of April 30, 2013 remain constant until the maturity of the debt.

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

Interest Rates:

The Company had $673.0 million of variable rate loans outstanding at April 30, 2013, which approximated fair value.  On March 30, 2012, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.645% and receives a variable rate of interest based on one month LIBOR (as defined) from the counterparty which is reset every month for a three-year period ending March 31, 2015. As of April 30, 2013, the notional amount of the interest rate swap was $250.0 million.

It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives. During fiscal year 2013, the Company recognized a loss on its hedge contracts of approximately $1.6 million which is reflected in Interest Expense in the Consolidated Statements of Income. At April 30, 2013, the fair value of the outstanding interest rate swap was a deferred loss of $1.6 million and was recorded in Other Long-Term Liabilities in the Consolidated Statements of Financial Position. On an annual basis, a hypothetical one percent change in interest rates for the $423.0 million of unhedged variable rate debt as of April 30, 2013 would affect net income and cash flow by approximately $2.6 million.

Foreign Exchange Rates:

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is primarily exposed to movements in British pound sterling, euros, Canadian and Australian dollars, and certain currencies in Asia.  The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses.  Fiscal year 2013 revenue was recognized in the following currencies: approximately 56% U.S dollar; 27% British pound sterling; 8% euro and 9% other currencies.

The Company’s significant investments in non-U.S. businesses are exposed to foreign currency risk.  Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment.  During fiscal year 2013, the Company recorded foreign currency translation losses in other comprehensive income of approximately $38.6 million primarily as a result of the strengthening of the U.S. dollar relative to the British pound sterling and euro.

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

The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Gains and Losses on the Consolidated Statements of Income, and carried at their fair value on the Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Gains and Losses.  As of April 30, 2013, there was one open forward exchange contract with a notional amount in U.S. dollars of approximately $30.0 million.  The Company did not maintain any open forward contracts as of April 30, 2012.  During fiscal years 2011 through 2013, the Company did not designate any forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities.  As of April 30, 2013, the fair value of the open forward contract was a gain of approximately $0.1 million, which was measured on a recurring basis using Level 2 inputs and recorded within the Prepaid and Other line item on the Consolidated Statements of Financial Position.  For fiscal years 2013, 2012 and 2011, the gains/(losses) recognized on the forward contracts were $(0.6) million, $2.4 million and $0.6 million, respectively.

Customer Credit Risk:

In the journal publishing business, subscriptions are primarily sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agents and is principally remitted to the Company between the months of December and March. Although at fiscal year-end the Company had minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 24% of total annual consolidated revenue and no one agent accounts for more than 10% of total annual consolidated revenue.

The Company’s book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 10% of total consolidated revenue and 14% of accounts receivable at April 30, 2013, the top 10 book customers account for approximately 19% of total consolidated revenue and approximately 38% of accounts receivable at April 30, 2013.

Disclosure of Certain Activities Relating to Iran:

The European Union, Canada and United States have imposed sanctions on business relationships with Iran, including restrictions on financial transactions and prohibitions on direct and indirect trading with listed “designated persons.”  In fiscal year 2013, the Company recorded revenue and net profits of approximately $0.2 million and $0.1 million, respectively, related to the sale of scientific and medical content to certain publicly funded universities, hospitals and institutions that meet the definition of the “Government of Iran” as defined under section 560.304 of title 31, Code of Federal Regulations.  The Company has assessed its business relationship and transactions with Iran and believes it is in compliance with the regulations governing the sanctions.  The Company intends to continue in these or similar sales as long as they continue to be consistent with all applicable sanctions-related regulations.

“Safe Harbor” Statement Under the
Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements concerning the Company’s operations, performance, and financial condition. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those in any forward-looking statements.  Any such forward-looking statements are based upon a number of assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change based on many important factors. Such factors include, but are not limited to (i) the level of investment in new technologies and products; (ii) subscriber renewal rates for the Company’s journals; (iii) the financial stability and liquidity of journal subscription agents; (iv) the consolidation of book wholesalers and retail accounts; (v) the market position and financial stability of key retailers; (vi) the seasonal nature of the Company’s education business and the impact of the used-book market; (vii) worldwide economic and political conditions; (viii) the Company’s ability to protect its copyrights and other intellectual property worldwide; (ix) the ability of the Company to successfully integrate acquired operations and realize expected opportunities and (x) other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission.  The Company undertakes no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of April 30, 2013.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during fiscal year 2013.

The effectiveness of our internal control over financial reporting as of April 30, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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
Senior Vice President, Controller and
Chief Accounting Officer

June 26, 2013

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
John Wiley & Sons, Inc.:

We have audited the accompanying consolidated statements of financial position of John Wiley & Sons, Inc. (the “Company”) and subsidiaries as of April 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the years in the three-year period ended April 30, 2013. In connection with our audits of the consolidated financial statements, we also have audited Schedule II on Page 94 of this Form 10-K.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of John Wiley & Sons, Inc. and subsidiaries as of April 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), John Wiley & Sons, Inc.’s internal control over financial reporting as of April 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”), and our report dated June 26, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Short Hills, New Jersey

June 26, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
John Wiley & Sons, Inc.:

We have audited John Wiley & Sons, Inc.’s internal control over financial reporting as of April 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). John Wiley & Sons, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, John Wiley & Sons, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of John Wiley & Sons, Inc. and subsidiaries as of April 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the years in the three-year period ended April 30, 2013, and our report dated June 26, 2013 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Short Hills, New Jersey
June 26, 2013

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
John Wiley & Sons, Inc., and Subsidiaries	April 30
Dollars in thousands	2013	2012
Assets:
Current Assets
Cash and cash equivalents	$334,140	$259,830
Accounts receivable	161,731	171,561
Inventories	82,017	101,237
Prepaid and other	57,083	41,972
Total Current Assets	634,971	574,600

Product Development Assets	87,876	108,414
Technology, Property & Equipment	189,625	187,979
Intangible Assets	954,957	915,495
Goodwill	835,540	690,619
Other Assets	103,406	55,839
Total Assets	$2,806,375	$2,532,946

Liabilities and Shareholders’ Equity:
Current Liabilities
Accounts and royalties payable	$143,313	$151,350
Deferred revenue	362,970	342,034
Accrued employment costs	85,306	64,482
Accrued income taxes	16,093	18,812
Accrued pension liability	4,359	3,589
Other accrued liabilities	55,128	60,663
Total Current Liabilities	667,169	640,930

Long-Term Debt	673,000	475,000
Accrued Pension Liability	204,362	145,815
Deferred Income Tax Liabilities	197,526	181,716
Other Long-Term Liabilities	75,962	71,917
Shareholders’ Equity
Preferred Stock, $1 par value: Authorized - 2 million, Issued - zero	-	-
Class A Common Stock, $1 par value: Authorized - 180 million,
Issued – 69,793,194 and 69,753,370	69,793	69,753
Class B Common Stock, $1 par value: Authorized - 72 million,
Issued – 13,397,068 and 13,436,892	13,397	13,437
Additional paid-in capital	290,762	271,809
Retained earnings	1,387,512	1,300,713
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(134,539)	(95,981)
Unamortized retirement costs, net of tax	(143,124)	(103,381)
Unrealized loss on interest rate swap, net of tax	(969)	(1,048)
	1,482,832	1,455,302
Less Treasury Shares At Cost (Class A – 20,616,829 and 19,771,896;
Class B – 3,902,576 and 3,902,576)	(494,476)	(437,734)
Total Shareholders’ Equity	988,356	1,017,568
Total Liabilities and Shareholders’ Equity	$2,806,375	$2,532,946

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

John Wiley & Sons, Inc., and Subsidiaries	For the years ended April 30,
Dollars in thousands, except per share data	2013	2012	2011

Revenue	$1,760,778	$1,782,742	$1,742,551

Costs and Expenses
Cost of sales	532,232	543,396	539,043
Operating and administrative expenses	933,148	922,177	910,847
Restructuring charges	29,293	-	-
Impairment charges	30,679	-	-
Additional provision for doubtful trade account	-	-	9,290
Amortization of intangibles	41,982	36,750	35,223
Total Costs and Expenses	1,567,334	1,502,323	1,494,403

Net Gain on Sale of Consumer Publishing Programs	5,983	-	-

Operating Income	199,427	280,419	248,148

Interest expense	(13,078)	(9,038)	(17,322)
Foreign exchange transaction losses	(2,041)	(2,261)	(2,188)
Interest income and other	2,614	2,975	2,422

Income Before Taxes	186,922	272,095	231,060
Provision for Income Taxes	42,697	59,349	59,171

Net Income	$144,225	$212,746	$171,889

Earnings Per Share
Diluted	$2.39	$3.47	$2.80
Basic	2.43	3.53	2.86

Cash Dividends Per Share
Class A Common	$0.96	$0.80	$0.64
Class B Common	0.96	0.80	0.64

Average Shares
Diluted	60,224	61,272	61,359
Basic	59,447	60,184	60,160

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

John Wiley & Sons, Inc., and Subsidiaries	For the years ended April 30,
Dollars in thousands	2013	2012	2011

Net Income	$144,225	$212,746	$171,889

Other Comprehensive Income/(Loss):
Foreign currency translation adjustment	(38,558)	(30,173)	76,923
Unamortized retirement costs, net of tax benefit/ (provision) of $16,145; $18,463 and ($7,490), respectively	(39,743)	(41,745)	19,317
Unrealized gain/(loss) on interest rate swaps, net of tax benefit/(provision) of ($62); $453 and ($2,208), respectively	79	(751)	3,665
Total Other Comprehensive Income/(Loss)	(78,222)	(72,669)	99,905

Comprehensive Income	$66,003	$140,077	$271,794

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

John Wiley & Sons, Inc., and Subsidiaries	For the years ended April 30,
Dollars in thousands	2013	2012	2011
Operating Activities
Net Income	$144,225	$212,746	$171,889
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangibles	41,982	36,750	35,223
Amortization of composition costs	51,517	50,944	51,421
Depreciation of technology, property and equipment	56,017	50,397	45,862
Restructuring and impairment charges	59,972	-	-
Net gain on sale of consumer publishing programs	(5,983)	-	-
Stock-based compensation	11,928	17,262	17,719
Excess tax benefits from stock-based compensation	(193)	(2,044)	(4,816)
Reserves for returns, doubtful accounts, and obsolescence	987	(3,736)	13,739
Non-cash deferred tax benefits on U.K. rate changes	(8,402)	(8,769)	(4,155)
Other changes in deferred income taxes	(8,846)	11,799	9,862
One-time tax charge/(benefit) on tax reserves	2,110	(7,524)	-
Foreign exchange transaction losses	2,041	2,261	2,188
Pension expense	26,755	20,975	25,633
Royalty advances	(105,335)	(108,716)	(101,702)
Earned royalty advances	100,691	100,639	93,016
Changes in Operating Assets and Liabilities
Source/(Use), excluding acquisitions
Accounts receivable	18,118	9,605	(5,584)
Inventories	11,501	4,467	7,453
Accounts and royalties payable	(5,748)	540	6,425
Deferred revenue	32,822	19,381	32,032
Income taxes payable	1,429	27,835	16,204
Other accrued liabilities	(11,762)	(37,076)	(7,810)
Pension contributions	(27,521)	(24,939)	(24,782)
Income tax deposit	(42,077)	-	-
Other	(9,191)	6,851	(4,198)
Cash Provided by Operating Activities	337,037	379,648	375,619
Investing Activities
Composition spending	(50,434)	(52,501)	(51,471)
Additions to technology, property and equipment	(58,704)	(67,377)	(54,393)
Acquisitions, net of cash acquired	(263,272)	(92,174)	(7,166)
Proceeds from sale of consumer publishing programs	29,942	-	-
Cash Used for Investing Activities	(342,468)	(212,052)	(113,030)
Financing Activities
Repayment of long-term debt	(472,500)	(888,411)	(504,800)
Borrowings of long-term debt	670,500	909,211	310,000
Purchase of treasury stock	(73,721)	(87,072)	(27,958)
Change in book overdrafts	(451)	(4,414)	(1,185)
Cash dividends	(57,426)	(48,257)	(38,764)
Debt financing costs	(382)	(3,119)	-
Proceeds from exercise of stock options and other	24,188	15,303	27,847
Excess tax benefits from stock-based compensation	193	2,044	4,816
Cash Provided by (Used for) Financing Activities	90,401	(104,715)	(230,044)
Effects of Exchange Rate Changes on Cash	(10,660)	(4,904)	15,795
Cash and Cash Equivalents
Increase for year	74,310	57,977	48,340
Balance at beginning of year	259,830	201,853	153,513
Balance at end of year	334,140	259,830	201,853
Cash Paid During the Year for
Interest	$12,081	$7,745	$19,686
Income taxes, net	$56,021	$42,841	$37,822
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comp- rehensive Income (Loss)	Total Share- holder’s Equity

John Wiley & Sons, Inc., and Subsidiaries
Dollars in thousands

Balance at April 30, 2010	$69,706	$13,485	$210,848	$1,003,099	$(347,056)	$(227,646)	$722,436

Shares Issued Under Employee Benefit Plans			(3,321)		4,524		1,203
Purchase of Treasury Shares					(27,958)		(27,958)
Exercise of Stock Options, including taxes			21,800		9,660		31,460
Stock-based compensation expense			17,719				17,719
Class A Common Stock Dividends				(32,648)			(32,648)
Class B Common Stock Dividends				(6,116)			(6,116)
Other	43	(44)					(1)
Comprehensive Income				171,889		99,905	271,794

Balance at April 30, 2011	$69,749	$13,441	$247,046	$1,136,224	$(360,830)	$(127,741)	$977,889

Shares Issued Under Employee Benefit Plans			(1,622)		3,042		1,420
Purchase of Treasury Shares					(87,072)		(87,072)
Exercise of Stock Options, including taxes			9,123		7,126		16,249
Stock-based compensation expense			17,262				17,262
Class A Common Stock Dividends				(40,627)			(40,627)
Class B Common Stock Dividends				(7,630)			(7,630)
Other	4	(4)					-
Comprehensive Income (Loss)				212,746		(72,669)	140,077

Balance at April 30, 2012	$69,753	$13,437	$271,809	$1,300,713	$(437,734)	$(200,410)	$1,017,568

Shares Issued Under Employee Benefit Plans			(4,821)		6,005		1,184
Purchase of Treasury Shares					(73,721)		(73,721)
Exercise of Stock Options, including taxes			11,846		10,974		22,820
Stock-based compensation expense			11,928				11,928
Class A Common Stock Dividends				(48,290)			(48,290)
Class B Common Stock Dividends				(9,136)			(9,136)
Other	40	(40)					-
Comprehensive Income (Loss)				144,225		(78,222)	66,003

Balance at April 30, 2013	$69,793	$13,397	$290,762	$1,387,512	$(494,476)	$(278,632)	$988,356

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

The Company is a global provider of knowledge and knowledge-based services in areas of research, professional development and education.  Core businesses produce scientific, technical, medical and scholarly research journals, reference works, books, database services, and advertising; professional books and certification, assessment and training services; and education content and services including online program management for colleges and universities and integrated online teaching and learning resources for instructors and students.  The Company takes full advantage of its content from all three core businesses in developing and cross-marketing products to its diverse customer base of researchers, professionals, students, and educators. The use of technology enables the Company to make its content efficiently more accessible to its customers around the world. The Company maintains publishing, marketing, and distribution centers in the United States, Canada, Europe, Asia, and Australia.

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

Book Overdrafts: Under the Company’s cash management system, a book overdraft balance exists for the Company’s primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in individual bank accounts. The Company’s funds are transferred from other existing bank account balances or from lines of credit as needed to fund checks presented for payment.  As of April 30, 2013 and 2012, book overdrafts of $35.1 million and $35.6 million, respectively, were included in Accounts and Royalties Payable in the Consolidated Statements of Financial Position.

Revenue Recognition: The Company recognizes revenue when the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured.  If all of the above criteria have been met, revenue is recognized upon shipment of products or when services have been rendered.  Subscription revenue is generally collected in advance. The prepayment is deferred and recognized as earned primarily when the related issue is shipped or made available online over the term of the subscription.  For calendar year 2013, the Company piloted an alternative journal subscription license model for a group of customers.  Previously, those customers’ licenses were based on a commitment by the Company to provide a discrete number of online journal issues which provided for recognition of revenue by the Company as issues were published.  Under this alternative model, the Company provides access to all content published in the calendar year and provides for recognition of revenue on a straight-line basis over the calendar year covered by the alternative license model.  Collectability is evaluated based on the amount involved, the credit history of the customer, and the status of the customer’s account with the Company.

When a product is sold with multiple deliverables, the Company accounts for each deliverable within the arrangement as a separate unit of accounting due to the fact that each deliverable is also sold on a stand-alone basis. The total consideration of a multiple-element arrangement is allocated to each unit of accounting based on the price charged by the Company when it is sold separately. The Company’s multiple deliverable arrangements principally include WileyPLUS, the online teaching and learning environment for the Company’s Education business which also includes a complete print or digital textbook for the course, as well as negotiated licenses for bundles of electronic content available on Wiley Online Library, the online publishing platform for the Company’s Research business.

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

Allowance for Doubtful Accounts: The estimated allowance for doubtful accounts is based on a review of the aging of the accounts receivable balances, historical write-off experience, credit evaluations of customers and current market conditions. A change in the evaluation of a customer’s credit could affect the estimated allowance. The allowance for doubtful accounts is shown as a reduction of Accounts Receivable in the Consolidated Statements of Financial Position and amounted to $7.4 million and $6.9 million as of April 30, 2013 and 2012, respectively.

Sales Return Reserves: The process which the Company uses to determine its sales returns and the related reserve provision charged against revenue is based on applying an estimated return rate to current year sales.  This rate is based upon an analysis of actual historical return experience in the various markets and geographic regions in which the Company does business. The Company collects, maintains and analyzes significant amounts of sales returns data for large volumes of homogeneous transactions.  This allows the Company to make reasonable estimates of the amount of future returns. All available data is utilized to identify the returns by market and as to which fiscal year the sales returns apply. This enables management to track the returns in detail and identify and react to trends occurring in the marketplace, with the objective of being able to make the most informed judgments possible in setting reserve rates. Associated with the estimated sales return reserves, the Company also includes a related reduction in inventory and royalty costs as a result of the expected returns. Net sales return reserves amounted to $31.8 million and $35.8 million as of April 30, 2013 and 2012, respectively. The reserves are reflected in the following accounts of the Consolidated Statements of Financial Position – increase (decrease):

	2013	2012
Accounts Receivable	$(44,279)	$(48,612)
Inventory	6,862	7,246
Accounts and Royalties Payable	(5,583)	(5,593)
Decrease in Net Assets	$(31,834)	$(35,773)

The decrease in the sales return reserve was principally driven by the Company’s continuing migration to eBooks.

Inventories: Inventories are carried at the lower of cost or market. U.S. book inventories aggregating $46.5 million and $60.7 million at April 30, 2013 and 2012, respectively, are valued using the last-in, first-out (LIFO) method.  All other inventories are valued using the first-in, first-out (FIFO) method.

Reserve for Inventory Obsolescence: A reserve for inventory obsolescence is estimated based on a review of damaged, obsolete, or otherwise unsalable inventory. The review encompasses historical unit sales trends by title; current market conditions, including estimates of customer demand compared to the number of units currently on hand; and publication revision cycles. The inventory obsolescence reserve is reported as a reduction of the Inventory balance in the Consolidated Statements of Financial Position and amounted to $28.2 million and $33.9 million as of April 30, 2013 and 2012, respectively.  The decrease in the inventory obsolescence reserve was principally driven by the divestment of Professional Development consumer publishing programs in fiscal year 2013 as discussed in Note 5.

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

Shipping and Handling Costs:  Costs incurred for shipping and handling are reflected in the Operating and Administrative Expenses line item in the Consolidated Statements of Income. The Company incurred $46.0 million, $50.4 million and $52.5 million in shipping and handling costs in fiscal years 2013, 2012 and 2011, respectively.

Advertising Expense:  Advertising costs are expensed as incurred. The Company incurred $29.2 million, $24.3 million and $27.1 million in advertising costs in fiscal years 2013, 2012 and 2011, respectively.

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

Allocation of Acquisition Purchase Price to Assets Acquired and Liabilities Assumed: In connection with acquisitions, the Company allocates the cost of the acquisition to the assets acquired and the liabilities assumed based on the estimates of fair value for such items, including intangible assets and technology acquired. Such estimates include discounted estimated cash flows to be generated by those assets and the expected useful lives based on historical experience, current market trends, and synergies to be achieved from the acquisition and the expected tax basis of assets acquired. The Company may use an independent appraiser to assist in the determination of such estimates.

Goodwill and Indefinite-lived Intangible Assets: Goodwill is the excess of the purchase price paid over the fair value of the net assets of the business acquired.  Indefinite-lived intangible assets primarily consist of brands, trademarks, content and publishing rights and are typically characterized by intellectual property with a long and well-established revenue stream resulting from strong and well-established imprint/brand recognition in the market. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment, or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company evaluates the recoverability of indefinite-lived intangible assets by comparing the fair value of the intangible asset to its carrying value.

To evaluate the recoverability of goodwill, the Company uses a two-step impairment test approach at the reporting unit level. In the first step, the estimated fair value of the entire reporting unit is compared to its carrying value including goodwill.  If the fair value of the reporting unit is less than the carrying value, a second step is performed to determine the charge for goodwill impairment. In the second step, the Company determines an implied fair value of the reporting unit’s goodwill by determining the fair value of the individual assets and liabilities (including any previously unrecognized intangible assets) of the reporting unit other than goodwill. The resulting implied fair value of the goodwill is compared to the carrying amount and an impairment charge is recognized for the difference.

Intangible Assets with Finite Lives and Other Long-Lived Assets: Finite-lived intangible assets principally consist of brands, trademarks, content and publication rights, customer relationships and non-compete agreements and are amortized over their estimated useful lives. The most significant factors in determining the estimated life of these intangibles is the history and longevity of the brands, trademarks and content and publication rights acquired, combined with the strength of cash flows Content and publication rights, trademarks, customer relationships and brands with finite lives are amortized on a straight-line basis over periods ranging from 5 to 40 years. Non-compete agreements are amortized over the terms of the individual agreement, generally up to 5 years.

Intangible assets with finite lives are amortized on a straight line basis over the following weighted average estimated useful lives: content and publishing rights – 35 years; customer relationships – 20 years; brands and trademarks – 12 years; non-compete agreements – 5 years.

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

Foreign Currency Gains/Losses: The Company maintains operations in many non-U.S. locations.  Assets and liabilities are translated into U.S. dollars using end of period exchange rates and revenues and expense are translated into U.S. dollars using weighted average rates. Foreign currency translation adjustments are accumulated and reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity. The Company’s significant investments in non-U.S. businesses are exposed to foreign currency risk. During fiscal year 2013, the Company recorded $38.6 million of foreign currency translation losses primarily due to the strengthening of the U.S. dollar relative to the British pound sterling and euro. Foreign currency transaction gains or losses are recognized in the Consolidated Statements of Income as incurred.

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

Note 3 – Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of earnings per share for the years ended April 30 follows (in thousands):

	2013	2012	2011
Weighted Average Shares Outstanding	59,672	60,387	60,515
Less: Unearned Restricted Shares	(225)	(203)	(355)
Shares Used for Basic Earnings Per Share	59,447	60,184	60,160
Dilutive Effect of Stock Options and Other Stock Awards	777	1,088	1,199
Shares Used for Diluted Earnings Per Share	60,224	61,272	61,359

Since their inclusion in the calculation of diluted earnings per share would have been anti-dilutive, options to purchase 2,716,244, 1,655,362 and 411,372 shares of Class A Common Stock have been excluded for fiscal years 2013, 2012 and 2011, respectively.  In addition, for fiscal years 2013, 2012 and 2011, unearned restricted shares of 23,000, 10,000 and 1,500, respectively, have been excluded as their inclusion would have been anti-dilutive.

Note 4 – Acquisitions

Inscape:

On February 16, 2012, the Company acquired all of the stock of Inscape Holdings, Inc. (“Inscape”) for approximately $85 million in cash, net of cash acquired. Inscape is a leading provider of workplace learning solutions, including DiSC®-based assessments and training products that develop critical interpersonal business skills.  Inscape generated revenue of $21.6 million in fiscal year 2013. The purchase price of $85 million was allocated to identifiable long-lived assets ($43.9 million) comprised primarily of customer relationships, content, technology and trademarks, with the remainder allocated to deferred tax liabilities and working capital.  The fair value of intangible assets and technology acquired was based on management’s assessment performed with the assistance of a third party specialist.  The excess of the purchase price over the fair value of net assets acquired ($56.8 million) was recorded as goodwill.  Goodwill represents the estimated value of Inscape’s workforce, unidentifiable intangible assets and the fair value of expected synergies.  The customer relationships, content, technology and trademarks are being amortized over a weighted average estimated useful life of approximately 15 years. Unaudited pro forma financial information has not been presented since the effects of acquisitions were not material on either an individual or aggregate basis. The Company finalized its purchase accounting for Inscape as of April 30, 2012.

Deltak:

On October 25, 2012, the Company acquired all of the stock of Deltak.edu, LLC (“Deltak”) for approximately $220 million in cash, net of cash acquired. Deltak works in close partnership with leading colleges and universities to develop and support online degree and certificate programs. The business provides technology platforms and services including market research to validate program demand, instructional design, marketing, and student recruitment and retention services to leading national and regional colleges and universities throughout the United States.  Deltak currently supports more than 100 online programs and was generating annual revenue of approximately $54 million prior to the acquisition and contributed $33.7 million to the Company’s fiscal year 2013 revenue since the acquisition date.  The $220 million purchase price was allocated to identifiable long-lived intangible assets ($99.4 million) comprised primarily of institutional relationships; and long-term deferred tax liabilities ($34.4 million); with the remainder allocated to technology and working capital. The fair value of intangible assets and technology acquired was based on management’s assessment performed with the assistance of a third party specialist.  The excess of the purchase price over the fair value of net assets acquired ($150.0 million) was recorded as goodwill. Goodwill represents the estimated value of Deltak’s workforce, unidentifiable intangible assets and the fair value of expected synergies. None of the goodwill is deductible for tax purposes. The identifiable long-lived intangible assets are primarily amortized over an estimated useful life of approximately 20 years.  Unaudited proforma financial information has not been presented since the effects of the acquisition were not material. The Company finalized its purchase accounting for Deltak as of April 30, 2013.

Efficient Learning Systems:

On November 1, 2012, the Company acquired all of the stock of Efficient Learning Systems, Inc. (“ELS”) for approximately $24 million in cash, net of cash acquired. ELS is an e-learning system provider focused in the areas of professional finance and accounting.  ELS’ flagship product, CPAexcel, is a modular, digital platform comprised of online self-study, videos, mobile apps, and sophisticated planning tools that has helped over 65,000 professionals prepare for the CPA exam since 1998. ELS was generating annual revenue of approximately $7 million prior to the acquisition and contributed $3.7 million to the Company’s fiscal year 2013 revenue since the acquisition date.  The $24 million purchase price was allocated to identifiable long-lived intangible assets ($6.5 million); technology ($3.6 million); and long-term deferred tax liabilities ($2.9 million); with the remainder allocated to working capital. The fair value of intangible assets and technology acquired was based on management’s assessment performed with the assistance of a third party specialist. The excess of the purchase price over the fair value of net assets acquired ($17.0 million) was recorded as goodwill.  Goodwill represents the estimated value of ELS’ workforce, unidentifiable intangible assets and the fair value of expected synergies. None of the goodwill is deductible for tax purposes. Unaudited proforma financial information has not been presented since the effects of the acquisition were not material. The Company finalized its purchase accounting for ELS as of April 30, 2013.

Unaudited proforma financial information has not been presented since the effects of the acquisitions were not material individually or in the aggregate.

Note 5 – Sale of Consumer Publishing Programs

In March 2012, the Company announced that it intended to explore opportunities to sell a number of its consumer publishing assets in its Professional Development business as they no longer align with the Company’s long-term business strategy.  Those assets included travel (including the well-known Frommer’s brand), culinary, general interest, nautical, pets, crafts, Webster’s New World, and CliffsNotes.

Sale of Travel Publishing Program:

On August 10, 2012, the Company entered into a definitive agreement with Google, Inc. (“Google”) for the sale of its travel publishing program, including all of its interests in the Frommer’s, Unofficial Guides, and WhatsonWhen brands for $22 million in cash, of which $3.3 million is held in escrow related to standard commercial representations and warranties and is expected to be released to the Company by the end of fiscal year 2014. The effective date of the transaction was August 31, 2012.  As a result, the Company recorded a $9.8 million pre-tax gain on the sale, or $6.2 million after tax ($0.10 per share), in the second quarter of fiscal year 2013.  In connection with the sale, the Company also entered into a transition services agreement which will end on December 31, 2013.  Fees earned by the Company in fiscal year 2013 in connection with the service agreement were $0.5 million.

Sale of Culinary, CliffsNotes and Webster’s New World Publishing Programs:

On November 5, 2012, the Company completed the sale of the Company’s culinary, CliffsNotes, and Webster’s New World Dictionary consumer publishing programs to Houghton Mifflin Harcourt (“HMH”) for $11.0 million in cash, which approximated the carrying value of related assets sold, of which $1.1 million is held in escrow related to standard commercial representations and warranties and is expected to be released to the Company by the end of fiscal year 2014.  In connection with the sale, the Company also entered into a transition services agreement which ended on March 5, 2013.  Fees earned by the Company in fiscal year 2013 in connection with the service agreement were $1.5 million.

Sale of Other Consumer Publishing Programs:

In the fourth quarter of fiscal year 2013, the Company completed the sale of its other consumer publishing programs to various buyers for approximately $1 million in cash and a limited future royalty interest.  The Company recorded a $3.8 million loss on the sales ($3.6 million after tax or $0.06 per share) in the fourth quarter of fiscal year 2013.

Note 6 – Inventories

Inventories at April 30 were as follows (in thousands):
	2013	2012
Finished Goods	$68,040	$86,954
Work-in-Process	5,890	6,487
Paper, Cloth, and Other	6,577	8,072
	80,507	101,513
Inventory Value of Estimated Sales Returns	6,862	7,246
LIFO Reserve	(5,352)	(7,522)
Total Inventories	$82,017	$101,237

See Note 2, Summary of Significant Accounting Policies - Sales Return Reserves for a discussion of Inventory Value of Estimated Returns.

Note 7 – Product Development Assets

Product development assets consisted of the following at April 30 (in thousands):
	2013	2012
Composition Costs	$48,861	$54,844
Royalty Advances	39,015	53,570
Total	$87,876	$108,414

Composition costs are net of accumulated amortization of $179.9 million and $178.2 million as of April 30, 2013 and 2012, respectively.

Note 8 – Technology, Property and Equipment

Technology, property and equipment consisted of the following at April 30 (in thousands):
	2013	2012
Capitalized Software and Computer Hardware	$423,247	$379,034
Buildings and Leasehold Improvements	98,846	98,635
Furniture, Fixtures and Warehouse Equipment	82,739	82,678
Land and Land Improvements	4,025	4,187
	608,857	564,534
Accumulated Depreciation/Amortization	(419,232)	(376,555)
Total	$189,625	$187,979

The net book value of capitalized software costs was $98.9 million and $88.9 million as of April 30, 2013 and 2012, respectively. Depreciation/Amortization expense recognized in 2013, 2012, and 2011 for capitalized software costs was approximately $33.1 million, $26.0 million and $22.6 million, respectively.

Note 9 - Goodwill and Intangible Assets

The following table summarizes the activity in goodwill by segment as of April 30 (in thousands):
	2012	Acquisitions	Divestments	Foreign Translation Adjustment	2013
Research	$473,209	$-	$-	$(16,626)	$456,583
Professional Development	217,410	17,026	(5,117)	(332)	228,987
Education	-	149,970	-	-	149,970
Total	$690,619	$166,996	$(5,117)	$(16,958)	$835,540

The acquisitions for Professional Development and Education relate to the ELS and Deltak acquisitions, respectively.  The divestments reflect the portion of goodwill allocated to the divested consumer publishing programs.

Intangible assets as of April 30 were as follows (in thousands):
	2013		2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible Assets with Determinable Lives
Content and Publishing Rights	$790,881	$(260,947)	$794,986	$(227,934)
Customer Relationships	179,336	(23,634)	83,477	(17,240)
Brands & Trademarks	25,700	(11,894)	22,374	(8,401)
Covenants not to Compete	1,840	(782)	790	(484)
	997,757	(297,257)	901,627	(254,059)
Intangible Assets with Indefinite Lives
Brands & Trademarks	153,747	-	165,896	-
Content and Publishing Rights	100,710	-	102,031	-
	$1,252,214	$(297,257)	$1,169,554	$(254,059)

Based on the current amount of intangible assets subject to amortization and assuming current exchange rates, the estimated amortization expense for each of the succeeding five fiscal years are as follows: 2014 - $42.0 million; 2015 - $40.8 million; 2016 - $39.6 million; 2017 - $38.1 million and 2018 – $35.3 million.

Note 10 – Restructuring Charges

In fiscal year 2013, the Company recorded pre-tax restructuring charges of $29.3 million, or $19.8 million after tax ($0.33 per share), which are reflected in the Restructuring Charges line item of the Consolidated Statements of Income and described in more detail below:

Restructuring and Reinvestment Program
In fiscal year 2013, the Company announced a program (the “Restructuring and Reinvestment Program”) to restructure and realign the Company’s cost base with current and anticipated future market conditions.  The Company is targeting a majority of the cost savings achieved to improve margins and earnings, while the remainder will be reinvested in high growth digital business opportunities.  In the fourth quarter of fiscal year 2013, the Company recorded pre-tax restructuring charges of $24.5 million, or $16.3 million after tax ($0.27 per share), related to the Restructuring and Reinvestment Program.  The restructuring charge includes accrued redundancy and separation benefits of $19.1 million, process reengineering consulting costs of $2.7 million and termination/curtailment costs related to the U.S. defined benefit pension plan of $2.7 million.  Approximately $2.9 million, $6.3 million and $1.1 million of the restructuring charge was recorded within the Research, PD, and Education reporting segments, respectively, with the remainder recognized in Shared Service costs.  The Company expects to record an additional charge or charges during fiscal year 2014 as it implements successive phases of the program.  Given progress to date, the Company expects that it will be in a position to begin implementation of the next phase of the restructuring initiative mid-fiscal year 2014 which will generate a charge for additional employee separation-related benefits of a similar size to that taken in the fourth quarter of fiscal year 2013.

As of April 30, 2013, the Company made severance and other employee separation-related payments of approximately $0.3 million, resulting in a remaining liability of approximately $18.8 million reflected in the Accrued Employment Costs line item in the Consolidated Statements of Financial Position.  Remaining payments are expected to be substantially completed by October 31, 2014.  As of April 30, 2013, the Company made payments related to reengineering consulting costs of approximately $1.6 million resulting in a remaining liability of approximately $1.1 million reflected in the Other Accrued Liabilities line item in the Consolidated Statements of Financial Position.

Other Restructuring Programs
As part of the Company’s ongoing transition and transformation to digital products and services, certain activities have been identified that will either be discontinued, outsourced, or relocated to a lower cost region.  As a result, the Company recorded a pre-tax restructuring charge of approximately $4.8 million, or $3.5 million after tax ($0.06 per share), in the first quarter of fiscal year 2013 for redundancy and separation benefits. Approximately $3.0 million, $1.3 million and $0.2 million of the restructuring charge was recorded within the Research, PD and Education reporting segments, respectively, with the remainder recognized in Shared Service costs.

During fiscal year 2013, the Company made severance payments of approximately $3.7 million resulting in a remaining liability of approximately $1.1 million as of April 30, 2013, which is reflected in the Accrued Employment Costs line item in the Consolidated Statements of Financial Position. The remaining severance payments are expected to be substantially completed by July 31, 2013.

Note 11 – Impairment Charges

In fiscal year 2013, in conjunction with the restructuring programs the Company recognized total pre-tax asset impairment charges of $30.7 million, or $21.0 million after tax ($0.35 per share), which are reflected in the Impairment Charges line item of the Consolidated Statements of Income and described in more detail below:

Consumer Publishing Programs
As discussed in Note 5, the Company began accounting for its culinary, CliffsNotes and Webster’s New World Dictionary consumer publishing programs as Assets Held for Sale in the second quarter of fiscal year 2013.  As a result, the Company recorded a pre-tax impairment charge of $12.1 million, or $7.5 million after tax ($0.12 per share), in the second quarter of fiscal year 2013 to reduce the carrying value of the assets within these programs to approximately $9.9 million, which represented their fair value based on the estimated sales price, less costs to sell.  In addition, in the second quarter of fiscal year 2013, the Company recorded a pre-tax impairment charge of $3.4 million, or $2.1 million after tax ($0.04 per share) to reduce the carrying value of inventory and royalty advances within its other consumer publishing programs to their estimated realizable value.

Controlled Circulation Publishing Assets
In fiscal year 2013, the Company identified certain controlled circulation publishing programs that no longer align with the Company’s long-term strategy and has shifted key resources from these programs to other publishing programs within the Research business.  As a result, the Company performed an impairment test on the intangible assets related to these controlled circulation publishing programs in the fourth quarter of fiscal year 2013, which resulted in a $9.9 million pre-tax impairment charge, or $8.2 million after tax ($0.14 per share).  The intangible assets principally consisted of acquired publication rights.  The impairment charge resulted in a full write-off of the carrying value of these intangible assets based on their estimated fair values as determined by the Company utilizing a discounted cash flow analysis.

Technology Investments
In fiscal year 2013, the Company identified certain technology investments which no longer fit the Company’s technology strategy. As a result, the Company recorded an asset impairment charge of $5.3 million, or $3.2 million after tax ($0.05 per share), to write-off the full carrying value of the related assets.

Note 12 - Additional Provision for Doubtful Trade Account

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

Note 13 - Income Taxes

The provisions for income taxes for the years ending April 30 were as follows (in thousands):

	2013	2012	2011
Current Provision
US – Federal	$23,835	$11,253	$15,563
International	34,019	43,017	35,913
State and Local	2,091	2,049	1,988
Total Current Provision	$59,945	$56,319	$53,464
Deferred Provision (Benefit)
US – Federal	$(11,312)	$9,736	$6,164
International	(5,553)	(7,820)	2,040
State and Local	(383)	1,114	(2,497)
Total Deferred Provision (Benefit)	$(17,248)	$3,030	$5,707
Total Provision	$42,697	$59,349	$59,171

International and United States pretax income for the years ending April 30 were as follows (in thousands):

	2013	2012	2011
International	$156,114	$171,315	$162,767
United States	30,808	100,780	68,293
Total	$186,922	$272,095	$231,060

The Company’s effective income tax rate as a percentage of pretax income differed from the U.S. federal statutory rate as shown below:

	2013	2012	2011
U.S. Federal Statutory Rate	35.0%	35.0%	35.0%
Benefit from Lower Taxes on Non-US Income	(9.3)	(6.8)	(7.6)
State Income Taxes, Net of U.S. Federal Tax Benefit	0.6	0.8	(0.1)
Deferred Tax Benefit From Statutory Tax Rate Change	(4.5)	(3.2)	(1.8)
Tax Adjustments	0.7	(4.0)	(0.9)
Other	0.3	-	1.0
Effective Income Tax Rate	22.8%	21.8%	25.6%

Deferred Tax Benefit from Statutory Tax Rate Change:  In fiscal years 2013, 2012 and 2011, the Company recognized non-cash deferred tax benefits of $8.4 million ($0.14 per share), $8.8 million ($0.14 per share), and $4.2 million ($0.07 per share), respectfully, principally associated with new tax legislation enacted in the United Kingdom (“U.K.”) that reduced the U.K. statutory income tax rates by 2%, 2% and 1%, respectively. The benefits reflect the remeasurement of all applicable U.K deferred tax balances to the new income tax rates, which are reflected at the current statutory tax rate of 23% as of April 30, 2013.

Tax Adjustments:  In fiscal years 2013, 2012 and 2011, the Company recorded tax benefits of $0.7 million, $10.9 million and $2.0 million, respectively, related to the expiration of the statute of limitations and favorable resolutions of certain federal, state and foreign tax matters with tax authorities.  The fiscal year 2012 tax benefit includes the release of a $7.5 million income tax reserve that was originally recorded in conjunction with the purchase accounting for the Blackwell acquisition.  In addition to the benefits recorded above, the Company recorded a tax charge of $2.1 million in fiscal year 2013 due to recently published IRS tax positions related to the Company’s ability to take certain deductions in the U.S.

Accounting for Uncertainty in Income Taxes:
As of April 30, 2013 and April 30, 2012, the total amount of unrecognized tax benefits were $25.5 million and $24.3 million, respectively, of which $3.1 million and $3.0 million represented accruals for interest and penalties recorded as additional tax expense in accordance with the Company’s accounting policy. Within the income tax provision for fiscal years 2013 and 2012, the Company recorded net interest expense/(income) and penalties on the unrecognized and recognized tax benefits of $0.3 million and ($1.6) million, respectively. As of April 30, 2013 and April 30, 2012, the total amount of unrecognized tax benefits that, if recognized, would reduce the Company’s income tax provision were approximately $23.8 million and $22.6 million, respectively. The Company does not expect any significant changes to the unrecognized tax benefits within the next 12 months.

A reconciliation of the unrecognized tax benefits included within the Other Long-Term Liabilities line item in the Consolidated Statements of Financial Position are as follows (in thousands):

	2013	2012
Balance at May 1st	$24,252	$38,100
Additions for Current Year Tax Positions	1,182	375
Additions for Prior Year Tax Positions	2,749	1,105
Reductions for Prior Year Tax Positions	(906)	(1,521)
Foreign Translation Adjustment	(291)	(1,681)
Payments	(1,089)	-
Reductions for Lapse of Statute of Limitations	(396)	(12,126)
Balance at April 30th	$25,501	$24,252

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

The Company completed the German tax audit for fiscal years 2003 through 2009. In conjunction with the audit, the German tax authorities notified the Company in May 2012, that they are challenging the Company's tax position with respect to the amortization of certain stepped-up assets.  In fiscal year 2003, the Company merged several of its German subsidiaries into a new operating entity which enabled the Company to increase ("step-up") the tax deductible net asset basis of the merged subsidiaries to fair market value. The expected tax benefits to be derived from the step-up are approximately 50 million euros claimed as amortization over 15 years beginning in fiscal year 2003. The Company's management and its advisors believe that it is "more likely than not" to successfully defend that the tax treatment was proper and in accordance with German tax regulations. The circumstances are not unique to the Company.

In fiscal year 2013, the Company made deposits of 33 million euros related to amortization claimed on certain "stepped-up" assets through fiscal year 2007.  Under German tax law, the Company must pay all contested taxes and the related interest to have the right to defend its position challenged by authorities.  The Company expects that it will be required to deposit additional amounts up to 25 million euros plus interest in future periods until the issue is resolved. The challenge is expected to ultimately be decided by a court and could take several years to reach resolution. If the Company is successful, as expected, the deposits will be returned with 6% simple interest, based on current German legislation.  The Company recorded $0.9 million as a benefit within the fiscal year 2013 income tax provision for accrued interest income.  As of April 30, 2013 the USD equivalent of the deposits and accrued interest income to date was approximately $45.9 million which is recorded within Other Assets on the Consolidated Statements of Financial Position.

Deferred Taxes:
Deferred taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes.  It is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The significant components of deferred tax assets and liabilities at April 30 were as follows (in thousands):

	2013	2012
Inventory	$8,328	$7,185
Intangible and Fixed Assets	301,239	276,035
Total Deferred Tax Liabilities	$309,567	$283,220

Net Operating Losses	$5,813	$6,297
Reserve for Sales Returns and Doubtful Accounts	6,297	5,577
Accrued Expenses	11,849	6,157
Accrued Employee Compensation	35,505	30,946
Retirement and Post-Employment Benefits	64,680	48,188
Total Deferred Tax Assets	$124,144	$97,165

Net Deferred Tax Liabilities	$185,423	$186,055
Reported As
Current Deferred Tax Assets	$5,513	$219
Non-current Deferred Tax Assets	6,590	6,996
Current Deferred Tax Liabilities	-	11,554
Non-current Deferred Tax Liabilities	197,526	181,716
Net Deferred Tax Liabilities	$185,423	$186,055

Pretax earnings of a non-U.S. subsidiary or affiliate are subject to U.S. taxation when repatriated. The Company intends to reinvest earnings outside the U.S. except in instances where repatriating such earnings would result in no additional tax. Accordingly, the Company has not recognized U.S. tax expense on non-U.S. earnings. At April 30, 2013, the accumulated undistributed earnings of non-U.S. subsidiaries approximated $474 million. It is not practical to determine the U.S. income tax liability that would be payable if such earnings were not indefinitely reinvested.

Note 14 - Debt and Available Credit Facilities

As of April 30, 2013 and 2012, the Company’s long-term debt consisted of amounts due under its revolving credit facility of approximately $673.0 million and $475.0 million, respectively.  On November 2, 2011, the Company amended and restated its existing credit facility with Bank of America - Merrill Lynch and The Royal Bank of Scotland plc as joint lead arrangers and Bank of America as administrative agent.  The new agreement consisted of a $700 million five-year senior revolving credit facility, which can be drawn in multiple currencies.  The proceeds of the new revolving credit facility were used to pay down the Company’s prior credit facility and meet seasonal operating cash requirements.  On October 18, 2012, the Company increased the facility’s credit limit to $825 million to finance the Deltak acquisition.  Under the current agreement, the Company has the option of borrowing at the following floating interest rates:  (i) at a rate based on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 1.05% to 1.65%, depending on the Company’s consolidated leverage ratio, as defined, or (ii) for U.S. dollar-denominated loans only, at the lender’s base rate plus an applicable margin ranging from zero to 0.65%, depending on the Company’s consolidated leverage ratio.  The lender’s base rate is defined as the highest of (i) the U.S. federal funds effective rate plus a 0.50% margin, (ii) the Eurocurrency rate, as defined, plus a 1.00% margin, or (iii) the Bank of America prime lending rate.  In addition, the Company pays a facility fee ranging from 0.20% to 0.35% depending on the Company’s consolidated leverage ratio.  The Company also has the option to request an additional credit limit increase of up to $125 million in minimum increments of $50 million, subject to the approval of the lenders. The amended credit agreement contains certain restrictive covenants related to the Company’s consolidated leverage ratio and interest coverage ratio, which the Company was in compliance with as of April 30, 2013. Due to the fact that there are no principal payments due until the end of the amended agreement in fiscal year 2017, the Company has classified its entire debt obligation as long-term as of April 30, 2013.

The Company and its subsidiaries have other short-term lines of credit aggregating $10.3 million at various interest rates. No borrowings under the credit lines were outstanding as of April 30, 2013 or 2012. The Company’s total available lines of credit as of April 30, 2013 were approximately $835 million, of which approximately $162 million was unused. The weighted average interest rates on long-term debt outstanding during fiscal years 2013 and 2012 were 1.93% and 1.60%, respectively. As of April 30, 2013 and 2012, the weighted average interest rates for the long-term debt were 1.86% and 2.01%, respectively.  Based on estimates of interest rates currently available to the Company for loans with similar terms and maturities, the fair value of the Company’s long-term debt approximates its carrying value.

Note 15 – Derivative Instruments and Hedging Activities

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

Interest Rate Contracts:
The Company had $673.0 million of variable rate loans outstanding at April 30, 2013, which approximated fair value. During fiscal years 2013 and 2012, the Company maintained two interest rate swap agreements that were designated as fully effective cash flow hedges as defined under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging.”  As a result, there was no impact on the Company’s Consolidated Statements of Income for changes in the fair value of the interest rate swaps. Under ASC 815, fully effective derivative instruments that are designated as cash flow hedges have changes in their fair value recorded initially within Accumulated Other Comprehensive Loss in the Consolidated Statements of Financial Position. As interest expense is recognized based on the variable rate loan agreements, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated Other Comprehensive Loss to Interest Expense in the Consolidated Statements of Income. It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.

On August 19, 2010, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding.  Under the terms of the agreement, the Company paid a fixed rate of 0.8% and received a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which was reset every month for a twenty-nine month period ending January 19, 2013, the date that the swap expired.  As of April 30, 2012, the notional amount of the interest rate swap was $125.0 million.

On March 30, 2012, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.645% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a three-year period ending March 31, 2015. As of both April 30, 2013 and 2012, the notional amount of the interest rate swap was $250.0 million.

The Company records the fair value of its interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of April 30, 2013 and 2012 was a deferred loss of $1.6 million and $1.7 million, respectively. Based on the maturity dates of the contracts, the entire deferred loss as of April 30, 2013 was recorded in Other Long-Term Liabilities in the Consolidated Statements of Financial Position.  The deferred loss as of April 30, 2012 of $0.5 million and $1.2 million was recorded in Other Accrued Liabilities and Other Long-Term Liabilities, respectively.  Net losses that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for fiscal years 2013, 2012 and 2011 were $1.6 million, $0.8 million and $9.1 million, respectively.  Based on the amount in Accumulated Other Comprehensive Loss at April 30, 2013, approximately $1.1 million, net of tax, of unrecognized loss would be reclassified into net income in the next twelve months.

Foreign Currency Contracts:
The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Gains and Losses on the Consolidated Statements of Income, and carried at their fair value on the Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Gains and Losses.  As of April 30, 2013, there was one open forward exchange contract in Euros with a notional amount in U.S. dollars of approximately $30.0 million.  The Company did not maintain any open forward contracts as of April 30, 2012.  During fiscal years 2011 through 2013, the Company did not designate any forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities.  As of April 30, 2013, the fair value of the open forward exchange contract was a gain of approximately $0.1 million, which was measured on a recurring basis using Level 2 inputs and recorded within the Prepaid and Other line item on the Consolidated Statements of Financial Position.  For fiscal years 2013, 2012 and 2011, the gains/(losses) recognized on the forward contracts were $(0.6) million, $2.4 million, and $0.6 million, respectively.

Note 16 - Commitments and Contingencies

The following schedule shows the composition of rent expense for operating leases (in thousands):

	2013	2012	2011
Minimum Rental	$41,899	$43,620	$39,676
Less: Sublease Rentals	(554)	(501)	(665)
Total	$41,345	$43,119	$39,011

Future minimum payments under operating leases were $230.4 million at April 30, 2013. Annual minimum payments under these leases for fiscal years 2014 through 2018 are approximately $41.1 million, $38.3 million, $37.0 million, $36.2 million, and $23.2 million, respectively. Rent expense associated with operating leases that include scheduled rent increases and tenant incentives, such as rent holidays or leasehold improvement allowances, are recorded on a straight-line basis over the term of the lease.

The Company is involved in routine litigation in the ordinary course of its business.  A provision for litigation is accrued when information available to the Company indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated.  Significant judgment may be required to determine both the probability and estimates of loss.  When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued.  If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued.  When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, the Company does not record a liability, but discloses facts related to the nature of the contingency and possible losses if management considers the information to be material.  Reserves for legal defense costs are recorded when management believes such future costs will be material.  The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel.  In the opinion of management, the ultimate resolution of all pending litigation will not have a material effect upon the financial condition or results of operations of the Company.

Note 17 - Retirement Plans

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

The amounts in Accumulated Other Comprehensive Loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows (in thousands):

	United States	Non-U.S.	Total
Actuarial Loss	$6,257	$7,338	$13,595
Prior Service Cost	-	121	121
Total	$6,257	$7,459	$13,716

The Company has agreements with certain officers and senior management that provide for the payment of supplemental retirement benefits after the termination of employment for 10 years or in a lifetime annuity. Under certain circumstances, including a change of control as defined, the payment of such amounts could be accelerated on a present value basis.

In March 2013, the Company’s Board of Directors approved plan amendments that will freeze the U.S. Employees’ Retirement Plan, Supplemental Benefit Plan, and Supplemental Executive Retirement Plan, which will be effective on June 30, 2013.  These plans are U.S. defined benefit plans.  Under the amendments, no new employees will be permitted to enter these plans and no additional benefits for current participants for future services will be accrued after June 30, 2013.  This amendment decreased the pension benefit liabilities by $18.2 million, and resulted in an after-tax decrease in accumulated other comprehensive loss of $11.3 million.  The Company also recorded a pension plan curtailment expense of $2.7 million in fiscal year 2013 as a result of the plan amendments, which represented a write-off of the unrecognized prior service cost for the U.S. plans.  The curtailment expense is included within the Restructuring Charges line item in the Consolidated Statements of Income.

The components of net pension expense for the defined benefit plans and the weighted-average assumptions were as follows (in thousands):

	2013		2012		2011
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service Cost	$12,701	$6,204	$9,951	$6,062	$9,591	$6,681
Interest Cost	12,032	15,784	12,042	15,862	10,758	16,118
Expected Return on Plan Assets	(12,927)	(17,975)	(11,679)	(17,412)	(10,118)	(15,542)
Net Amortization of Prior Service Cost and Transition Asset	854	127	902	133	770	117
Recognized Net Actuarial Loss	6,050	3,905	4,444	670	4,343	2,915
Curtailment Loss	2,681	-	-	-	-	-
Net Pension Expense	$21,391	$8,045	$15,660	$5,315	$15,344	$10,289

Discount Rate	4.7%	5.0%	5.7%	5.6%	5.9%	5.7%
Rate of Compensation Increase	3.1%	3.4%	4.0%	4.4%	4.0%	4.6%
Expected Return on Plan Assets	8.0%	6.8%	8.0%	6.8%	8.5%	6.8%

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the retirement plans with accumulated benefit obligations in excess of plan assets were $683.5 million, $655.0 million and $480.7 million, respectively, as of April 30, 2013 and $563.4 million, $532.2 million and $419.4 million, respectively, as of April 30, 2012.

The following table sets forth the changes in and the status of the plans’ assets and benefit obligations:

Dollars in thousands	2013		2012
CHANGE IN PLAN ASSETS	U.S.	Non-U.S.	U.S.	Non-U.S.
Fair Value of Plan Assets, Beginning of Year	$160,396	$270,329	$144,887	$268,268
Actual Return on Plan Assets	22,161	40,844	9,676	8,033
Employer Contributions	13,210	14,311	15,656	9,283
Employees’ Contributions	-	1,892	-	1,937
Benefits Paid	(9,240)	(6,907)	(9,823)	(11,556)
Foreign Currency Rate Changes	-	(13,780)	-	(5,636)
Fair Value, End of Year	$186,527	$306,689	$160,396	$270,329
CHANGE IN PROJECTED BENEFIT OBLIGATION
Benefit Obligation, Beginning of Year	$(253,399)	$(326,730)	$(208,969)	$(300,178)
Service Cost	(12,701)	(6,204)	(9,951)	(6,062)
Interest Cost	(12,032)	(15,784)	(12,042)	(15,862)
Employee Contributions	-	(1,892)	-	(1,937)
Actuarial (Loss)	(56,453)	(66,702)	(30,980)	(21,846)
Benefits Paid	9,240	6,907	9,823	11,556
Foreign Currency Rate Changes	-	16,127	-	7,900
Curtailment	18,158	-	-	-
Amendments and Other	(472)	-	(1,280)	(301)
Benefit Obligation, End of Year	$(307,659)	$(394,278)	$(253,399)	$(326,730)
Funded Status	$(121,132)	$(87,589)	$(93,003)	$(56,401)
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION:
Current Pension Liability	(3,826)	(533)	(2,524)	(1,065)
Noncurrent Pension Liability	(117,306)	(87,056)	(90,479)	(55,336)
Net Amount Recognized in Statement of Financial Position	$(121,132)	$(87,589)	$(93,003)	$(56,401)
AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS CONSIST OF (before tax)
Net Actuarial Loss	$(105,311)	$(102,083)	$(82,301)	$(65,859)
Prior Service Cost	-	(1,039)	(3,062)	(1,185)
Total Accumulated Other Comprehensive Loss	$(105,311)	$(103,122)	$(85,363)	$(67,044)
Change in Accumulated Other Comprehensive Loss	$(19,948)	$(36,078)	$(28,921)	$(30,084)
WEIGHTED AVERAGE ASSUMPTIONS USED IN DETERMINING ASSETS AND LIABILITIES
Discount Rate	4.2%	4.2%	4.7%	5.0%
Rate of Compensation Increase	N/A	3.2%	3.1%	3.4%
Accumulated Benefit Obligations	$(307,659)	$(359,438)	$(242,780)	$(299,947)

Basis for determining discount rate:

The discount rates for the United States and Canadian pension plans were based on the derivation of a single-equivalent discount rate using a standard spot rate curve and the timing of expected benefit payments as of April 30, 2013. The spot rate curve used is based upon a portfolio of Moody’s-rated Aa3 (or higher) corporate bonds.  The discount rates for the other international plans were based on similar published indices with durations comparable to that of each plan’s liabilities.

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

The Company did not maintain any level 3 assets during fiscal years 2013 and 2012. The following tables set forth, by level within the fair value hierarchy, pension plan assets at their fair value as of April 30 (in thousands):

	2013			2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. Plan Assets
Equity Securities:
U.S. Commingled Funds	$-	$79,449	$79,449	$-	$68,750	$68,750
Non-U.S. Commingled Funds	-	33,814	33,814	-	29,208	29,208
Fixed Income Commingled Funds	-	61,440	61,440	-	51,630	51,630
Real Estate	-	11,824	11,824	-	10,808	10,808
Total U.S. Plan Assets	$-	$186,527	$186,527	$-	$160,396	$160,396

Non-U.S. Plan Assets
Equity Securities:
U.S. Equities	$1,156	$38,799	$39,955	$14,720	$14,556	$29,276
Non-U.S. Equities	2,261	107,607	109,868	13,856	71,851	85,707
Balanced Managed Funds	10,571	1,938	12,509	9,761	1,542	11,303
Fixed Income Securities:
Government/Sovereign Securities	12,656	41,145	53,801	15,738	32,937	48,675
Fixed Income Funds	15,781	55,943	71,724	17,483	51,922	69,405
Other:
Real Estate/Other	-	15,989	15,989	3,027	12,586	15,613
Cash and Cash Equivalents	2,843	-	2,843	10,350	-	10,350
Total Non-U.S. Plan Assets	$45,268	$261,421	$306,689	$84,935	$185,394	$270,329
Total Plan Assets	$45,268	$447,948	$493,216	$84,935	$345,790	$430,725

Expected employer contributions to the defined benefit pension plans in fiscal year 2014 will be approximately $19.4 million, including $9.5 million of minimum amounts required for the Company’s non-U.S. plans. From time to time, the Company may elect to make voluntary contributions to its defined benefit plans to improve their funded status.

Benefit payments from all plans are expected to approximate $17.1 million in fiscal years 2014 and 2015, $19.4 million in fiscal year 2016, $19.9 million in fiscal year 2017, $21.4 million in fiscal year 2018 and $126.8 million for fiscal years 2019 through 2023.

The Company provides contributory life insurance and health care benefits, subject to certain dollar limitations for substantially all of its eligible retired U.S. employees. The cost of such benefits is expensed over the years the employee renders service and is not funded in advance. The accumulated post-retirement benefit obligation recognized in the Consolidated Statements of Financial Position as of April 30, 2013 and 2012 was $6.3 million and $5.7 million, respectively. Annual expenses for these plans for fiscal years 2013, 2012 and 2011 were $0.8 million, $0.7 million and $0.6 million, respectively.

The Company has defined contribution savings plans. The Company contribution is based on employee contributions and the level of Company match. The expense for these plans amounted to approximately $9.2 million, $9.1 million and $8.5 million in fiscal years 2013, 2012, and 2011 respectively.

Note 18 – Stock-Based Compensation

All equity compensation plans have been approved by security holders. At the meeting of shareholders held in September 2009, shareholders approved the 2009 Key Employee Stock Plan, as amended (“the Plan”). Under the Plan, qualified employees are eligible to receive awards that may include stock options, performance-based stock awards and other restricted stock awards.  Under the Plan, a maximum number of 8,000,000 shares of Company Class A stock may be issued. As of April 30, 2013, there were approximately 5,775,562 securities remaining available for future issuance under the Plan. The Company issues treasury shares to fund awards issued under the Plan.

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
	For the Years Ended April 30,
	2013	2012	2011
Fair Value of Options on Grant Date	$12.26	$14.11	$11.97

Weighted Average assumptions:
Expected Life of Options (years)	7.3	7.3	7.7
Risk-Free Interest Rate	1.2%	2.3%	2.7%
Expected Volatility	30.2%	29.0%	28.9%
Expected Dividend Yield	2.0%	1.6%	1.6%
Fair Value of Common Stock on Grant Date	$48.06	$49.55	$40.02

A summary of the activity and status of the Company’s stock option plans follows:

	2013				2012		2011
Stock Options	Options (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Options (in 000’s)	Weighted Average Exercise Price	Options (in 000’s)	Weighted Average Exercise Price
Outstanding at Beginning of Year	4,130	$40.74			4,258	$38.52	4,987	$36.51
Granted	394	$48.06			411	$49.55	413	$40.02
Exercised	(784)	$34.44			(539)	$29.97	(1,133)	$30.23
Expired or Forfeited	(8)	$35.00			-	-	(9)	$32.54
Outstanding at End of Year	3,732	$42.85	4.6	$4.2	4,130	$40.74	4,258	$38.52
Exercisable at End of Year	2,166	$42.45	2.6	$3.1	2,301	$40.08	2,218	$35.40
Vested and Expected to Vest in the Future at April 30, 2013	3,603	$42.93	4.5	$4.0

The intrinsic value is the difference between the Company’s common stock price and the option grant price. The total intrinsic value of options exercised during fiscal years 2013, 2012 and 2011 was $3.1 million, $8.2 million and $23.5 million, respectively.  The total grant date fair value of stock options vested during fiscal year 2013 was $8.8 million.

As of April 30, 2013, there was $5.5 million of unrecognized share-based compensation expense related to stock options, which is expected to be recognized over a period up to 5 years, or 2.2 years on a weighted average basis.

The following table summarizes information about stock options outstanding and exercisable at April 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options (in 000’s)	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Number of Options (in 000’s)	Weighted Average Exercise Price
$25.32 to $33.05	323	1.9	$31.88	318	$31.97
$35.04 to $38.55	950	3.7	$35.99	603	$36.53
$40.02 to $47.55	1,039	4.4	$44.57	628	$47.55
$48.46 to $49.55	1,420	5.8	$48.66	617	$48.46
Total/Average	3,732	4.6	$42.85	2,166	$42.45

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

Under certain circumstances relating to a change of control or termination, as defined, the restrictions would lapse and shares would vest earlier. Activity for performance-based and other restricted stock awards during fiscal years 2013, 2012 and 2011 was as follows (shares in thousands):
	2013		2012	2011
	Restricted Shares	Weighted Average Grant Date Value	Restricted Shares	Restricted Shares
Nonvested Shares at Beginning of Year	1,042	$41.31	904	926
Granted	296	$47.31	272	255
Change in shares due to performance	(227)	$45.31	31	78
Vested and Issued	(237)	$38.06	(159)	(349)
Forfeited	(37)	$38.54	(6)	(6)
Nonvested Shares at End of Year	837	$43.39	1,042	904

As of April 30, 2013, there was $16.0 million of unrecognized share-based compensation cost related to performance-based and other restricted stock awards, which is expected to be recognized over a period up to 5 years, or 2.9 years on a weighted average basis. Compensation expense for restricted stock awards is measured using the closing market price of the Company’s Class A Common Stock at the date of grant.  The total grant date value of shares vested during fiscal years 2013, 2012 and 2011 was $9.0 million, $7.5 million and $13.5 million, respectively.

Director Stock Awards:

Under the terms of the Company’s Director Stock Plan (the “Director Plan”), each non-employee director receives an annual award of Class A Common Stock equal in value to 100% of the annual director fee, based on the stock price on the date of grant. The granted shares may not be sold or transferred during the time the non-employee director remains a director. There were 13,437; 12,474 and 11,144 shares awarded under the Director Plan for fiscal years 2013, 2012 and 2011, respectively.

Note 19 - Capital Stock and Changes in Capital Accounts

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

During fiscal year 2011, the Board of Directors of the Company approved a share repurchase program for an additional four million shares of Class A or Class B Common Stock. The approval of this repurchase program increased the number of shares that may be purchased from time to time in the open market and through privately negotiated transactions to eight million.  During fiscal year 2013, the Company repurchased 1,846,873 shares at an average price of $39.92 per share. As of April 30, 2013, the Company has authorization from its Board of Directors to purchase up to 509,652 additional shares.

Note 20 - Segment Information

In fiscal year 2013, the Company renamed its operating segments to better reflect its focus on providing knowledge and knowledge-based services in areas of research, professional development and education.  As a result, Scientific, Technical, Medical and Scholarly has been renamed Research; Professional/Trade has been renamed Professional Development; and Global Education has been renamed Education.  The Company maintains publishing, marketing and distribution centers principally in the United States, Canada, Europe, Asia and Australia.  Below is a description of the Company’s three operating segments:

Research serves the world’s research and scholarly communities and is the largest publisher for professional and scholarly societies.  Research products include scientific, technical, medical and scholarly research journals, books, major reference works, databases, clinical decision support tools and laboratory manuals and workflow tools, in the publishing areas of the physical sciences and engineering, health sciences, social science and humanities and life sciences.  Research customers include academic, corporate, government, and public libraries; researchers; scientists; clinicians; engineers and technologists; scholarly and professional societies; and students and professors. The Company’s Research products are sold and distributed globally, online and in print through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to professional society members, bookstores, online booksellers and other customers. Publishing centers include Australia, Germany, India, Singapore, the United Kingdom and the United States.

Professional Development acquires, develops and publishes professional books, subscription products, certification and training services and online applications in the areas of business, finance, accounting, workplace learning, management, leadership, technology, behavioral health, engineering/architecture and education. Products are developed in print and digitally for worldwide distribution through multiple channels, including major chains and online booksellers, independent bookstores, libraries, colleges and universities, warehouse clubs, corporations, direct to consumer, websites and other online applications. Publishing centers include Australia, Canada, Germany, India, Singapore, the United Kingdom and the United States.

Education produces education content and services including online program management for colleges and universities and integrated online teaching and learning resources for instructors and students.  Education products and services are principally delivered through college bookstores and online distributors, with customers having access to content in multi-media formats, as well as the traditional textbook.  Education products and services are available in each of its publishing disciplines, including the sciences, engineering, computer science, mathematics, business and accounting, statistics, geography, hospitality and the culinary arts, education, psychology and modern languages.  Publishing centers include Asia, Australia, Canada, India, the United Kingdom and the United States.

Shared Services - The Company reports financial data for shared service functions, which are centrally managed for the benefit of the three global businesses, including Distribution, Technology Services, Occupancy and Other Administration support.

In fiscal year 2013, the Company changed its internal reporting of segment measures for the purposes of assessing performance and making resource allocation decisions. Accordingly, the Company now reports on segment performance after the allocation of certain direct Shared Services and Administrative Costs, identified as Contribution to Profit. These costs were previously reported as independent activities and not reflected within each segment's operating results. In addition, the management responsibility and reporting of certain Professional Development and Education product lines were realigned as of May 1, 2012.  Prior year results have been restated for comparative purposes for each of the changes described above.

Segment information is as follows (in thousands):

	For the years ended April 30,
	2013	2012	2011

RESEARCH:

Revenue	$1,009,825	$1,040,727	$998,902

Direct Contribution to Profit	420,963	452,274	424,797
Allocated Shared Services and Administrative Costs:
Distribution	(46,009)	(47,995)	(52,101)
Technology Services	(66,105)	(65,734)	(63,820)
Occupancy and Other	(22,343)	(21,085)	(17,820)
Contribution to Profit	$286,506	$317,460	$291,056

PROFESSIONAL DEVELOPMENT:

Revenue	$416,495	$427,562	$430,998

Direct Contribution to Profit	86,678	108,431	92,031
Allocated Shared Services and Administrative Costs:
Distribution	(40,664)	(45,118)	(46,519)
Technology Services	(29,187)	(25,248)	(23,858)
Occupancy and Other	(11,381)	(13,011)	(11,684)
Contribution to Profit	$5,446	$25,054	$9,970

EDUCATION:

Revenue	$334,458	$314,453	$312,651

Direct Contribution to Profit	103,828	107,711	104,509
Allocated Shared Services and Administrative Costs:
Distribution	(15,277)	(15,945)	(14,393)
Technology Services	(30,727)	(27,572)	(21,840)
Occupancy and Other	(7,079)	(5,771)	(5,179)
Contribution to Profit	$50,745	$58,423	$63,097

Total Contribution to Profit	$342,697	$400,937	$364,123

Unallocated Shared Services and Administrative Costs	(143,270)	(120,518)	(115,975)
Foreign Exchange Transaction Losses	(2,041)	(2,261)	(2,188)
Interest Expense & Other, Net	(10,464)	(6,063)	(14,900)
Income Before Taxes	$186,922	$272,095	$231,060

	For the years ended April 30,
	2013	2012	2011
Total Assets
Research	$1,371,082	$1,444,114	$1,486,052
Professional Development	520,703	548,751	465,752
Education	422,658	156,286	157,822
Corporate/Shared Services	491,932	383,795	320,515
Total	$2,806,375	$2,532,946	$2,430,141

Expenditures for Long Lived Assets
Research	$33,817	$24,454	$24,636
Professional Development	43,587	103,934	20,881
Education	240,283	20,729	21,545
Corporate/Shared Services	54,723	62,935	45,968
Total	$372,410	$212,052	$113,030

Depreciation and Amortization
Research	$60,049	$56,335	$54,423
Professional Development	35,434	34,734	34,954
Education	33,937	29,792	27,672
Corporate/Shared Services	20,096	17,230	15,457
Total	$149,516	$138,091	$132,506

Export sales from the United States to unaffiliated customers amounted to approximately $150.3 million, $151.1 million and $149.8 million in fiscal years 2013, 2012, and 2011, respectively. The pretax income for consolidated operations outside the United States was approximately $156.1 million, $171.3 million and $162.8 million in fiscal years 2013, 2012, and 2011, respectively.

Revenue from external customers based on the location of the customer and long-lived assets by geographic area were as follows (in thousands):
	Revenue			Long-Lived Assets (Technology, Property & Equipment)
	2013	2012	2011	2013	2012	2011
United States	$911,838	$893,662	$888,833	$134,107	$127,641	$107,377
United Kingdom	123,827	135,781	117,072	31,093	33,145	30,359
Germany	84,737	88,314	91,502	12,492	13,550	14,940
Asia	247,962	251,360	242,177	7,308	7,956	6,530
Australia	79,958	81,150	78,722	3,533	4,400	4,978
Canada	66,440	74,797	79,227	1,092	1,287	1,357
Other Countries	246,016	257,678	245,018	-	-	-
Total	$1,760,778	$1,782,742	$1,742,551	$189,625	$187,979	$165,541

Supplementary Financial Information - Results By Quarter (Unaudited)
$ In millions, except per share data	2013		2012
Revenue
First Quarter	$410.7		$430.1
Second Quarter	431.8		447.0
Third Quarter	472.4		451.1
Fourth Quarter	445.9		454.5
Fiscal Year	$1,760.8		$1,782.7

Gross Profit
First Quarter	$283.5		$300.4
Second Quarter	302.2		314.3
Third Quarter	330.6		309.0
Fourth Quarter	312.2		315.6
Fiscal Year	$1,228.5		$1,239.3

Operating Income
First Quarter (a)	$39.0		$60.2
Second Quarter (c)	62.9		72.0
Third Quarter	83.6		78.5
Fourth Quarter (e)	13.9		69.7
Fiscal Year	$199.4		$280.4

Net Income
First Quarter (a,b)	$36.1		$50.8
Second Quarter (c)	43.1		50.8
Third Quarter (d)	57.1		62.9
Fourth Quarter (e)	7.9		48.2
Fiscal Year	$144.2		$212.7

	2013		2012
Income Per Share	Diluted	Basic	Diluted	Basic
First Quarter (a,b)	$0.60	$0.61	$0.82	$0.84
Second Quarter (c)	0.71	0.72	0.83	0.84
Third Quarter (d)	0.95	0.96	1.03	1.05
Fourth Quarter (e)	0.13	0.14	0.80	0.81
Fiscal Year	$2.39	$2.43	$3.47	$3.53
a)
In the first quarter of fiscal year 2013, the Company recorded restructuring charges related to certain activities that will either be discontinued, outsourced, or relocated to a lower cost region of $4.8 million ($3.5 million after tax or $0.06 per share).

b)
In the first quarters of fiscal years 2013 and 2012, the Company recorded non-cash deferred tax benefits of $8.4 million ($0.14 per  share) and $8.8 million ($0.14 per share), respectively, principally associated with 2% legislative reductions in the U.K. corporate income tax rates for both years. The benefits reflect the remeasurement of all applicable U.K. deferred tax balances which are reflected at 23% as of April 30, 2013.

c)
In the second quarter of fiscal year 2013, the Company recorded impairment charges related to the divested Professional Development consumer publishing programs of $15.5 million ($9.6 million after tax or $0.16 per share).  In addition, the Company reported a gain in the second quarter of fiscal year 2013 associated with the sale of key assets of its travel publishing program of $9.8 million ($6.2 million after tax or $0.10 per share).

d)
In the third quarter of fiscal year 2012, the Company recorded a $7.5 million tax benefit ($0.12 per share) related to the reversal of an income tax reserve recorded in conjunction with the Blackwell acquisition in fiscal year 2007.

e)	In the fourth quarter of fiscal year 2013 the Company recorded the following items:
•	Restructuring charges of $24.5 million ($16.3 million after tax or $0.27 per share) related to the Company’s Restructuring and Reinvestment Program.
•
Asset impairment charges of $15.2 million ($11.4 million after tax or $0.19 per share) related to certain controlled circulation publishing programs in the Company’s Research business and certain technology investments.

•	A loss on sale of certain Professional Development consumer publishing programs of $3.8 million ($3.6 million after tax or $0.06 per share).
•	A tax charge of $2.1 million ($0.04 per share) due to recently published IRS tax positions related to the Company’s ability to take certain deductions in the U.S.

Schedule II
JOHN WILEY & SONS, INC., AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED APRIL 30, 2013, 2012, AND 2011

(Dollars in thousands)

		Additions/ (Deductions)
Description	Balance at Beginning of Period	Charged to Cost & Expenses	Deductions From Reserves(2)	Balance at End of Period
Year Ended April 30, 2013
Allowance for Sales Returns (1)	$35,773	$74,793	$78,732	$31,834
Allowance for Doubtful Accounts	$6,850	$1,863	$1,353	$7,360
Allowance for Inventory Obsolescence	$33,932	$19,930	$25,619	$28,243
Year Ended April 30, 2012
Allowance for Sales Returns (1)	$48,909	$82,901	$96,037	$35,773
Allowance for Doubtful Accounts	$19,642	$2,111	$14,903	$6,850
Allowance for Inventory Obsolescence	$36,917	$23,074	$26,059	$33,932
Year Ended April 30, 2011
Allowance for Sales Returns (1)	$55,311	$96,841	$103,243	$48,909
Allowance for Doubtful Accounts	$6,859	$13,989	$1,206	$19,642
Allowance for Inventory Obsolescence	$39,674	$23,772	$26,529	$36,917

(1)
Allowance for sales returns represents anticipated returns net of a recovery of inventory and royalty costs. The provision is reported as a reduction of gross sales to arrive at revenue and the reserve balance is reported as a reduction of accounts receivable with a corresponding increase in Inventory and a reduction in Accounts and royalties payable (See Note 2).

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

Management’s Report on Internal Control over Financial Reporting: Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of April 30, 2013.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during fiscal year 2013.

Item 9B.    Other Information

None

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The name, age and background of each of the directors nominated for election are contained under the caption “Election of Directors” in the Proxy Statement for our 2013 Annual Meeting of Shareholders (“2013 Proxy Statement”) and are incorporated herein by reference.

Information on the audit committee financial experts is contained in the 2013 Proxy Statement under the caption “Report of the Audit Committee” and is incorporated herein by reference.

Information on the Audit Committee Charter is contained in the 2013 Proxy Statement under the caption “Committees of the Board of Directors and Certain Other Information concerning the Board”

Information with respect to the Company’s Corporate Governance principles is publicly available on the Company’s Corporate Governance website at www.wiley.com/WileyCDA/Section/id-301708.html.

Executive Officers

Set forth below are the executive officers of the Company as of April 30, 2013.  Each of the officers listed will serve until the next organizational meetings of the Board of Directors of the Company and until each of the respective successors are duly elected and qualified.

PETER BOOTH WILEY - 70
September 2002 - Chairman of the Board, John Wiley and Sons, Inc. (Director since 1984)

                     STEPHEN M. SMITH – 58
May 2011 - President and Chief Executive Officer, John Wiley and Sons, Inc.
June 2009 - Executive Vice President and Chief Operating Officer – responsible for all publishing, editorial, sales and marketing and business development activities globally.
May 2007 - Senior Vice President, Wiley Europe, Asia and Australia – responsible for all company activities and operations in the world outside North America

ELLIS E. COUSENS – 61

2001 - Executive Vice President and Chief Financial and Operations Officer – responsible for  the Company’s worldwide financial organization, strategic planning and business development, internal audit, information technology, distribution and investor relations.

PATRIK U. DYBERG – 49
February 2012 – Senior Vice President and Chief Technology Officer – responsible for leading the Company’s global technology functions.
June 2009 – Senior Vice President, Global Solutions Development of LexisNexis – responsible for the development and maintenance of a large suite of customer-facing products.

December 2005 – Vice President and Chief Information Officer of McGraw Hill – responsible for transforming the technology organization from three different business units into a single shared services team.

MARK J. ALLIN – 51
August 2010 - Senior Vice President, Professional Development – responsible for leading the Company’s global Professional Development business.
January 2010 - Vice President and Chief Operating Officer, Professional and Trade – responsible for PD profitability and marketing operations.
July 2009 - Vice President, Asia/Pacific and International Development – responsible for managing Wiley’s business operations in Asia and Australia.
July 2006 - Managing Director, Wiley Asia – responsible for managing Wiley’s business operations in Asia

WILLIAM ARLINGTON – 64

1996 - Senior Vice President, Human Resources – responsible for managing the Company’s Global Human Resources organization. (Succeeded by Mary-Jo O’Leary on May 1, 2013 and transitioned to the role of Senior Advisor to the Senior Vice President until his retirement on June 30, 2013).

MARY-JO O’LEARY – 50

October 2012 – Vice President and Director, Human Resources – responsible for working with the Senior Vice President, Human Resources to manage the Company’s Global Human Resources organization. (Succeeded William Arlington as Senior Vice President, Human Resources on May 1, 2013).

July 2003 – Vice President, Marketing & Sales – responsible for managing the sales, marketing and custom publishing functions for the Company’s Education business.

JOSEPH S. HEIDER – 54
May 2011 - Senior Vice President, Education – responsible for leading the Company’s worldwide Education business.
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

GARY M. RINCK – 61
2004 - Senior Vice President, General Counsel – responsible for all of the Company’s legal and corporate governance functions at Wiley.

STEVEN J. MIRON – 52
May 2010 - Senior Vice President, Global Research – responsible for leading the Company’s worldwide Research business.
November 2009 - Chief Operating Officer, Scientific, Technical, Medical and Scholarly business – responsible for Research's editorial strategy and operations as well as product marketing.
February 2007 - Vice President and Managing Director, Physical Science – responsible for leading Research's Physical Sciences business.

VINCENT MARZANO – 50
September 2006 - Vice President, Treasurer – responsible for global treasury operations, insurable risk management, accounts receivable, and credit and collections.

EDWARD J. MELANDO – 57
January 2013 – Senior Vice President, Corporate Controller and Chief Accounting Officer – responsible for Financial Reporting, Taxes, and Financial Shared Services.
2002 - Vice President, Corporate Controller and Chief Accounting Officer – responsible for Financial Reporting, Taxes and the Financial Shared Services.

REED ELFENBEIN – 59

October 2012 – Senior Vice President, International Development and Global Research – leads team responsible for increasing market share in growing and emerging markets and supervises the worldwide Research sales team.

February 2007 – Vice President and Managing Director, Sales and Marketing – supervised the domestic and international sales and marketing teams.

CLAY E. STOBAUGH – 55
August 2011 – Senior Vice President, Corporate Marketing – responsible for strategic marketing and customer relationship management.
July 2005 – Executive Vice President, Sales and Marketing of SRSsoft, Inc. – responsible for all sales and marketing activity.

JOHN W. SEMEL – 42

February 2009 – Senior Vice President, Planning and Development – responsible for global acquisitions and divestitures, strategic investments, strategic planning, corporate alliances and business development.

2008 – Executive Vice President, Business Development of The Weinstein Company – responsible for acquisitions, strategic investments, alliances, joint ventures, and managing integrated marketing across media properties.

MICHAEL PRESTON – 45
February 2009 - Corporate Secretary – responsible for Board administration and compliance with corporate regulatory requirements.

August 2005 - Senior Assistant Corporate Secretary of Sunoco, Inc. – responsible for the governance of the company’s subsidiaries, joint ventures and limited liability companies including Sunoco Logistics Partners, L.P. and Sun Coke entities.

Item 11.  Executive Compensation

Information on compensation of the directors and executive officers is contained in the 2013 Proxy Statement under the captions “Directors’ Compensation” and “Executive Compensation,” respectively, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information on the beneficial ownership reporting for the directors and executive officers is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” within the “Beneficial Ownership of Directors and Management” section of the 2013 Proxy Statement and is incorporated herein by reference. Information on the beneficial ownership reporting for all other shareholders that own 5% of more of the Company’s Class A or Class B Common Stock is contained under the caption “Voting Securities, Record Date, Principal Holders” in the 2013 Proxy Statement and is incorporated herein by reference.

The following table summarizes the Company’s equity compensation plan information as of April 30, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by shareholders	4,569,430	(1)	$42.85	5,775,562

Equity compensation plans not approved by shareholders	-		-	-

Total	4,569,430		$42.85	5,775,562

(1)	This amount includes the following awards issued under the 2009 Key Employee Stock Plan:

•	3,732,028 shares issuable upon the exercise of outstanding stock options with a weighted average exercise price of $42.85.
•	837,402 non-vested performance-based and other restricted stock awards. Since these awards have no exercise price, they are not included in the weighted average exercise price calculation.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Information on related party transactions and the policies and procedures for reviewing and approving related party transactions are contained under the caption “Transactions with Related Persons” within the “Board and Committee Oversight of Risk” section of the 2013 Proxy Statement and are incorporated herein by reference.

Information on director independence is contained under the caption “Director Independence” within the “Board of Directors and Corporate Governance” section of the 2013 Proxy Statement.

Item 14.     Principal Accountant Fees and Services

Information required by this item is contained in the 2013 Proxy Statement under the caption “Report of the Audit Committee” and is incorporated herein by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements and Schedules are included in the attached index on page 3 and are filed as part of this report
(b)	Reports on Form 8-K submitted to the Securities and Exchange Commission since the filing of the Company’s 10-Q on March 11, 2013:
Earnings release on the fiscal year 2013 results issued on Form 8-K dated June 18, 2013, which included certain condensed financial statements of the Company.
Employment agreement and announcement of John A. Kritzmacher as the Company’s next Executive Vice President and Chief Financial Officer issued on Form 8-K dated June 4, 2013.
(c)	Exhibits
3.1	Restated Certificate of Incorporation (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 1992).
3.2	Certificate of Amendment of the Certificate of Incorporation dated October 13, 1995 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 1997).
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

10.8*	Resolution amending the Supplemental Executive Retirement Plan effective June 30, 2013.
10.9
Supplemental Benefit Plan Amended and Restated as of January 1, 2009, including amendments through August 1, 2010 (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended January 31, 2011).

10.10*	Resolution amending the Supplemental Benefit Plan effective June 30, 2013.
10.11	Deferred Compensation Plan as Amended and Restated Effective as of January 1, 2008 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2010).
10.12*	Resolution amending the Deferred Compensation Plan effective July 1, 2013.
10.13	Deferred Compensation Plan for Directors’ 2005 & After Compensation (incorporated by reference to the Report on Form 8-K, filed December 21, 2005).
10.14*	Form of the Fiscal Year 2014 Qualified Executive Long Term Incentive Plan.
10.15*	Form of the Fiscal Year 2014 Qualified Executive Annual Incentive Plan.
10.16*	Form of the Fiscal Year 2014 Executive Annual Strategic Milestones Incentive Plan.
10.17	Form of the Fiscal Year 2013 Qualified Executive Long Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2012).
10.18	Form of the Fiscal Year 2013 Qualified Executive Annual Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2012).
10.19	Form of the Fiscal Year 2013 Executive Annual Strategic Milestones Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2012).
10.20	Form of the Fiscal Year 2012 Qualified Executive Long Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2011).
10.21	Form of the Fiscal Year 2012 Qualified Executive Annual Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2011).
10.22	Form of the Fiscal Year 2012 Executive Annual Strategic Milestones Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2011).
10.23	Senior Executive Employment Agreement to Arbitrate dated as of April 29, 2003 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2003).
10.24
Schedule of individual officers party to Senior Executive Employment Agreement to Arbitrate dated as of April 29, 2003 (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2009).

10.25	Senior Executive Non-competition and Non-Disclosure Agreement dated as of April 29, 2003 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2003).
10.26
Schedule of individual officers party to Senior Executive Non-Competition and Non-Disclosure Agreement dated as of April 29, 2003 (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2009).

10.27
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

10.30
Senior executive Employment Agreement dated as of May 1, 2010, between Stephen J. Miron and the Company (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2011).

10.31
Senior executive Employment Agreement dated as of November 1, 2011, between Mark J. Allin and the Company (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2012).

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

JOHN WILEY & SONS, INC.
(Company)

Dated: June 26, 2013	By:	/s/ Stephen M. Smith
Stephen M. Smith
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Titles	Dated
/s/ Stephen M. Smith	President and Chief Executive Officer	June 26, 2013
Stephen M. Smith	Director

/s/ Ellis E. Cousens	Executive Vice President and	June 26, 2013
Ellis E. Cousens	Chief Financial and Operations Officer

/s/ Edward J. Melando	Senior Vice President, Controller and	June 26, 2013
Edward J. Melando	Chief Accounting Officer

/s/ Peter Booth Wiley	Director	June 26, 2013
Peter Booth Wiley

/s/ Jesse C. Wiley	Editor and Director	June 26, 2013
Jesse C. Wiley

/s/ William J. Pesce	Director	June 26, 2013
William J. Pesce

/s/ William B. Plummer	Director	June 26, 2013
William B. Plummer

/s/ Kalpana Raina	Director	June 26, 2013
Kalpana Raina

/s/ Mari J. Baker	Director	June 26, 2013
Mari J. Baker

/s/ Jean-Lou Chameau	Director	June 26, 2013
Jean-Lou Chameau

/s/ Mathew S. Kissner	Director	June 26, 2013
Mathew S. Kissner

/s/ Raymond McDaniel, Jr.	Director	June 26, 2013
Raymond McDaniel, Jr.

/s/ Eduardo R. Menascé	Director	June 26, 2013
Eduardo R. Menascé

/s/ Linda Katehi	Director	June 26, 2013
Linda Katehi

Exhibit 21 SUBSIDIARIES OF JOHN WILEY & SONS, INC. (1)
As of April 30, 2013

Jurisdiction
In Which
Incorporated

John Wiley & Sons International Rights, Inc.	Delaware
JWS HQ, LLC	New Jersey
JWS DCM, LLC	New Jersey
Deltak edu, Inc	Delaware
Deltak edu, LLC	Delaware
Efficient Learning Systems, Inc	Arizona
Wiley Brasil Divulgacao De Materiais Didaticos LTDA Wiley Periodicals, Inc.	Brazil Delaware
Wiley Publishing Services, Inc. Wiley Subscription Services, Inc. Inscape Publishing Inc.	Delaware Delaware Delaware
Wiley Publishing LLC	Delaware
Wiley India Private Ltd.	India
WWL Corp.	Delaware
Wiley International, LLC	Delaware
John Wiley & Sons UK LLP	United Kingdom
John Wiley & Sons UK 2 LLP	United Kingdom
Wiley Japan KK	Japan
Wiley Europe Investment Holdings, Ltd.	United Kingdom
Wiley U.K. (Unlimited Co.)	United Kingdom
Wiley Europe Ltd.	United Kingdom
John Wiley & Sons, Ltd.	United Kingdom
Wiley Heyden Ltd.	United Kingdom
Wiley Distribution Services Ltd.	United Kingdom
Blackwell Publishing (Holdings) Ltd.	United Kingdom
Blackwell Publishing Ltd.	United Kingdom
John Wiley & Sons Singapore Pte. Ltd.	Singapore
John Wiley & Sons Commercial Service Co. Ltd.	China
John Wiley & Sons GmbH	Germany
Wiley-VCH Verlag GmbH & Co. KGaA	Germany
Blackwell Science Ltd.	United Kingdom
Blackwell Science (Overseas Holdings)	United Kingdom
John Wiley & Sons LTD A/S	Denmark
Blackwell Verlag GmbH	Germany
Wiley Publishing Japan KK	Japan
Blackwell Science (HK) Ltd.	Hong Kong
Wiley Publishing Australia Pty Ltd.	Australia
John Wiley and Sons Australia, Ltd.	Australia
Blackwell Publishing Asia Pty. Ltd	Australia
John Wiley & Sons Canada Limited	Canada
John Wiley & Sons (HK) Limited	Hong Kong

(1)The names of other subsidiaries that would not constitute a significant subsidiary in the aggregate have been omitted.

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
John Wiley & Sons, Inc.:

We consent to the incorporation by reference in the Registration Statement No. 33-62605 on Form S-8 of John Wiley & Sons, Inc. (the “Company”) of our reports dated June 26, 2013, with respect to the consolidated statements of financial position of John Wiley & Sons, Inc. as of April 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the years in the three-year period ended April 30, 2013, and the related financial statement schedule, and the effectiveness of internal control over financial reporting as of April 30, 2013, which reports appear in the April 30, 2013 annual report on Form 10-K of John Wiley & Sons, Inc.

/s/  KPMG LLP

Short Hills, New Jersey
June 26, 2013

Exhibit 31.1

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen M. Smith, President and Chief Executive Officer of John Wiley & Sons, Inc. (the “Company”), hereby certify that:

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
Dated: June 26, 2013

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
Dated: June 26, 2013

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of John Wiley & Sons, Inc. (the “Company”) on Form 10-K for the year ended April 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Stephen M. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)	the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ Stephen M. Smith
Stephen M. Smith
President and Chief Executive Officer
Dated: June 26, 2013

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of John Wiley & Sons, Inc. (the “Company”) on Form 10-K for the year ended April 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ellis E. Cousens, Executive Vice President and Chief Financial and Operations Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)	the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ Ellis E. Cousens
Ellis E. Cousens
Executive Vice President and
Chief Financial and Operations Officer
Dated: June 26, 2013