Form 10-Q
period 2013-08-28
WILEY JOHN & SONS, INC.
filed 2013-09-09
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]                    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended July 31, 2013

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

Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [x]   No [  ]

Indicate by check mark, whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [x]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [ ] NO [X]

The number of shares outstanding of each of the Registrant’s classes of Common Stock as of August 31, 2013 were:

Class A, par value $1.00 – 49,148,395
Class B, par value $1.00 – 9,489,692

This is the first page of a 33 page document

JOHN WILEY & SONS, INC.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands)

	July 31,		April 30,
	2013	2012	2013
	(Unaudited)	(Unaudited)
Assets:
Current Assets
Cash and cash equivalents	$189,795	$149,300	$334,140
Accounts receivable	184,714	199,637	161,731
Inventories	81,005	93,322	82,017
Prepaid and other	48,901	47,798	57,083
Total Current Assets	504,415	490,057	634,971

Product Development Assets	74,925	98,945	87,876
Technology, Property & Equipment	189,725	188,551	189,625
Intangible Assets	942,004	879,214	954,957
Goodwill	831,176	674,505	835,540
Income Tax Deposit	53,515	30,409	45,868
Other Assets	60,524	53,877	57,538
Total Assets	$2,656,284	$2,415,558	$2,806,375

Liabilities & Shareholders' Equity:
Current Liabilities
Accounts and royalties payable	$137,421	$140,743	$143,313
Deferred revenue	264,606	238,979	362,970
Accrued employment costs	66,648	45,851	85,306
Accrued income taxes	15,372	16,327	16,093
Accrued pension liability	4,365	3,508	4,359
Other accrued liabilities	44,796	53,541	55,128
Total Current Liabilities	533,208	498,949	667,169

Long-Term Debt	660,000	514,000	673,000
Accrued Pension Liability	201,622	143,979	204,362
Deferred Income Tax Liabilities	186,741	173,500	197,526
Other Long-Term Liabilities	78,486	70,569	75,962

Shareholders’ Equity
Class A & Class B Common Stock	83,190	83,190	83,190
Additional paid-in-capital	293,309	283,219	290,762
Retained earnings	1,408,725	1,322,461	1,387,512
Accumulated other comprehensive loss	(285,354)	(238,161)	(278,632)
Treasury stock	(503,643)	(436,148)	(494,476)
Total Shareholders’ Equity	996,227	1,014,561	988,356
Total Liabilities & Shareholders' Equity	$2,656,284	$2,415,558	$2,806,375

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(In thousands except per share information)

	For The Three Months
	Ended July 31,
	2013	2012

Revenue	$411,020	$410,734

Costs and Expenses
Cost of sales	119,791	127,244
Operating and administrative expenses	236,995	229,986
Restructuring charges	7,755	4,841
Amortization of intangibles	10,915	9,668
Total Costs and Expenses	375,456	371,739

Operating Income	35,564	38,995

Interest Expense	(3,471)	(2,827)
Foreign Exchange Transaction Gains	881	1,020
Interest Income and Other	1,138	531

Income Before Taxes	34,112	37,719
Provision (Benefit) For Income Taxes	(1,821)	1,602

Net Income	$35,933	$36,117

Earnings Per Share
Diluted	$0.61	$0.60
Basic	$0.61	$0.61

Cash Dividends Per Share
Class A Common	$0.25	$0.24
Class B Common	$0.25	$0.24

Average Shares
Diluted	59,134	60,433
Basic	58,443	59,487

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – UNAUDITED
(In thousands)

	For The Three Months
	Ended July 31,
	2013	2012

Net Income	$35,933	$36,117

Other Comprehensive Income /(Loss):
Foreign currency translation adjustment	(9,803)	(40,997)
Unamortized retirement costs, net of tax provision of $1,134 and $1,526, respectively	2,805	3,626
Unrealized gain/(loss) on interest rate swaps, net of tax provision/(benefit) of $163 and $(230), respectively	276	(380)
Total Other Comprehensive Loss	(6,722)	(37,751)

Comprehensive Income/(Loss)	$29,211	$(1,634)

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW – UNAUDITED
(In thousands)
	For the Three Months
	Ended July 31,
	2013	2012
Operating Activites
Net income	$35,933	$36,117
Adjustments to reconcile net income to cash used for operating activities:
Amortization of intangibles	10,915	9,668
Amortization of composition costs	11,198	13,402
Depreciation of technology, property and equipment	14,485	13,028
Restructuring charges	7,755	4,841
Non-cash deferred tax benefits on U.K. rate changes	(10,634)	(8,402)
Stock-based compensation	3,347	3,660
Excess tax (benefit) charge from stock-based compensation	153	(911)
Royalty advances	(25,115)	(24,970)
Earned royalty advances	34,200	29,069
Other non-cash charges	5,435	11,035
Change in deferred revenue	(97,277)	(96,137)
Income tax deposit	(5,881)	(29,705)
Net change in operating assets and liabilities, excluding acquisitions	(41,190)	(38,947)
Cash Used for Operating Activities	(56,676)	(78,252)
Investing Activities
Composition spending	(8,873)	(11,921)
Additions to technology, property and equipment	(13,795)	(15,903)
Acquisitions, net of cash acquired	(101)	(1,660)
Cash Used for Investing Activities	(22,769)	(29,484)
Financing Activities
Repayment of long-term debt	(135,500)	(70,700)
Borrowings of long-term debt	122,500	109,700
Change in book overdrafts	(23,634)	(25,726)
Cash dividends	(14,720)	(14,369)
Purchase of treasury stock	(14,592)	(10,609)
Proceeds from exercise of stock options and other	4,754	19,011
Excess tax benefit (charge) from stock-based compensation	(153)	911
Cash (Used for) Provided by Financing Activities	(61,345)	8,218
Effects of Exchange Rate Changes on Cash	(3,555)	(11,012)
Cash and Cash Equivalents
Decrease for the Period	(144,345)	(110,530)
Balance at Beginning of Period	334,140	259,830
Balance at End of Period	$189,795	$149,300
Cash Paid During the Period for:
Interest	$3,010	$2,571
Income taxes, net	$9,760	$9,727

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, results of operations, comprehensive income and cash flows for the periods presented.  Operating results for the interim period are not necessarily indicative of the results expected for the full year.  These financial statements should be read in conjunction with the most recent audited financial statements included in the Company’s Form 10-K for the fiscal year ended April 30, 2013.

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

The Company has share-based compensation plans under which employees may be granted options to purchase shares of Company common stock at the fair market value at the time of grant.  In addition to stock options, the Company grants performance-based stock awards and other restricted stock awards to certain management level employees. The Company recognizes the grant date fair value of share-based compensation in net income on a straight-line basis over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established three years in advance. For the three months ended July 31, 2013 and 2012, the Company recognized share-based compensation expense, on a pre-tax basis, of $3.3 million and $3.7 million, respectively.

The following table provides share-based compensation data for awards granted by the Company:

	For the Three Months Ended July 31,
	2013	2012
Restricted Stock:
Awards granted (in thousands)	316	241
Weighted average fair value of grant	$39.53	$48.06

Stock Options:
Awards granted (in thousands)	322	401
Weighted average fair value of grant	$10.12	$12.26

The weighted average Black-Scholes fair value assumptions for stock option grants are as follows:

	For the Three Months Ended July 31,
	2013	2012

Expected life of options (years)	7.4	7.3
Risk-free interest rate	2.1%	1.2%
Expected volatility	30.5%	30.2%
Expected dividend yield	2.5%	2.0%
Fair value of common stock on grant date	$39.53	$48.06

4.     Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by component, net of tax, for the three months ended July 31, 2013 were as follows (in thousands):

	Foreign	Unamortized	Interest
	Currency	Retirement	Rate
	Translation	Costs	Swaps	Total

Balance at April 30, 2013	$(134,539)	$(143,124)	$(969)	$(278,632)
Other comprehensive income (loss) before reclassifications	(9,803)	310	98	(9,395)
Amounts reclassified from accumulated other comprehensive loss	-	2,495	178	2,673
Total other comprehensive income (loss)	(9,803)	2,805	276	(6,722)
Balance at July 31, 2013	$(144,342)	$(140,319)	$(693)	$(285,354)

During the first quarter of fiscal year 2014 pre-tax actuarial losses, included in unamortized retirement costs, of   approximately $3.5 million were amortized from Accumulated Other Comprehensive Loss and recognized as pension expense in Operating and Administrative Expenses in the Condensed Consolidated Statements of Income. See Note 12 for additional information on the amounts reclassified from Accumulated Other Comprehensive Loss to Interest Expense related to interest rate swap agreements.

5.     Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

	For the Three Months Ended July 31,
	2013	2012

Weighted average shares outstanding	58,684	59,675
Less: Unearned restricted shares	(241)	(188)
Shares used for basic earnings per share	58,443	59,487
Dilutive effect of stock options and other stock awards	691	946
Shares used for diluted earnings per share	59,134	60,433

Since their inclusion in the calculation of diluted earnings per share would have been anti-dilutive, options to purchase 2,259,914 and 1,428,410 shares of Class A Common Stock have been excluded for the three months ended July 31, 2013 and 2012, respectively.  In addition, for the three months ended July 31, 2012, 19,500 unearned restricted shares have been excluded as their inclusion would have been anti-dilutive. For the three months ended July 31, 2013, there were no unearned restricted shares that were excluded.

6.     Restructuring Programs

Restructuring and Reinvestment Program:

As previously disclosed in fiscal year 2013 Form 10-K, the Company initiated a program (the “Restructuring and Reinvestment Program”) to restructure and realign its cost base with current and anticipated future market conditions.  The Company is targeting a majority of the cost savings achieved to improve margins and earnings, while the remainder will be reinvested in high growth digital business opportunities.

In the first quarter of fiscal year 2014, the Company recorded pre-tax restructuring charges of $7.8 million, or $5.0 million after tax ($0.08 per share), which are reflected in Restructuring Charges in the Condensed Consolidated Statements of Income.  The charges include accrued redundancy and separation benefits of $5.1 million, process reengineering consulting costs of $2.5 million and facility relocation costs of $0.2 million.  Approximately $2.0 million, $3.6 million and $0.1 million of the restructuring charge was recorded within the Research, Professional Development, and Education reporting segments, respectively, with the remainder recognized in Shared Service costs.

Including the charges recorded in the fourth quarter of fiscal year 2013, the Company has recorded total restructuring charges under this program of $32.3 million, which includes accrued redundancy and separation benefits of $24.2 million, process reengineering consulting costs of $5.2 million, termination/curtailment costs related to the U.S. defined benefit pension plan of $2.7 million, and facility relocation costs of $0.2 million.  Approximately $4.9 million, $9.9 million and $1.2 million of the total restructuring charges were recorded within the Research, Professional Development, and Education reporting segments, respectively, with the remainder recognized in Shared Service costs. The Company expects to record additional restructuring charges for the remainder of fiscal year 2014. During the second quarter of fiscal year 2014, the Company anticipates a restructuring charge of approximately $8 million.

The following table summarizes the activity for the Restructuring and Reinvestment Program liability for the three months ended July 31, 2013 (in thousands):

				Foreign
				Translation
	April 30, 2013	Provisions	Payments	Adjustment	July 31, 2013

Severance	$ 18,803	$ 5,031	$ (697)	$ (72)	$ 23,065
Consulting	1,101	2,511	(1,752)	-	1,860
Facility Relocation	-	213	-	-	213
Total	$ 19,904	$ 7,755	$ (2,449)	$ (72)	$ 25,138

Other Restructuring Programs:

As part of the Company’s ongoing transition and transformation to digital products and services, certain activities were identified in the first quarter of fiscal year 2013 that were discontinued, outsourced, or relocated to a lower cost region.  As a result, the Company recorded a pre-tax restructuring charge of approximately $4.8 million, or $3.5 million after tax ($0.06 per share), during the period for redundancy and separation benefits, which is reflected in Restructuring Charges in the Condensed Consolidated Statements of Income. Approximately $3.0 million, $1.3 million and $0.2 million of the restructuring charge was recorded within the Research, Professional Development and Education reporting segments, respectively, with the remainder recognized in Shared Service costs. As of July 31, 2013, all severance payments related to this program have been substantially completed.

7.     Segment Information

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

Segment information is as follows (in thousands):

	For the Three Months
	Ended July 31,
	2013	2012
RESEARCH
Revenue	$245,788	$235,946

Direct Contribution to Profit	$101,843	$91,263
Allocated Shared Services and Administrative Costs:
Distribution	(11,272)	(11,559)
Technology Services	(18,953)	(15,673)
Occupancy and Other	(5,464)	(5,719)
Contribution to Profit	$66,154	$58,312

PROFESSIONAL DEVELOPMENT
Revenue	$84,086	$101,973

Direct Contribution to Profit	$18,114	$21,206
Allocated Shared Services and Administrative Costs:
Distribution	(9,443)	(10,374)
Technology Services	(7,823)	(7,172)
Occupancy and Other	(2,725)	(3,336)
Contribution to Profit	$(1,877)	$324

EDUCATION
Revenue	$81,146	$$72,815

Direct Contribution to Profit	$20,966	$21,903
Allocated Shared Services and Administrative Costs:
Distribution	(4,004)	(3,793)
Technology Services	(8,734)	(7,361)
Occupancy and Other	(2,194)	(1,884)
Contribution to Profit	$6,034	$8,865

Total Contribution to Profit	$70,311	$67,501
Unallocated Shared Services and Administrative Costs	(34,747)	(28,506)
Operating Income	$35,564	$38,995

Note: See the Management’s Discussion and Analysis section of this 10-Q for additional details on each segment’s revenue by product/service.

8.     Inventories

Inventories were as follows (in thousands):

	As of July 31,		As of April 30,
	2013	2012	2013

Finished goods	$66,070	$77,897	$68,040
Work-in-process	5,964	6,737	5,890
Paper, cloth and other	7,144	9,446	6,577
	79,178	94,080	80,507
Inventory value of estimated sales returns	7,329	6,964	6,862
LIFO reserve	(5,502)	(7,722)	(5,352)
Total inventories	$81,005	$93,322	$82,017

9.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of July 31,		As of April 30,
	2013	2012	2013
Intangible assets with indefinite lives:
Brands and trademarks	$153,419	$159,374	$153,747
Content and publishing rights	102,116	94,289	100,710
	$255,535	$253,663	$254,457

Net intangible assets with determinable lives:
Content and publishing rights	$518,747	$548,161	$529,934
Customer relationships	153,401	64,280	155,702
Brands and trademarks	13,347	12,813	13,806
Covenants not to compete	974	297	1,058
	$686,469	$625,551	$700,500
Total	$942,004	$879,214	$954,957

10.	Income Taxes

The effective tax rate for the first quarter of fiscal year 2014 was a 5.3% benefit compared to a 4.2% provision in the prior year.  During the first quarters of fiscal years 2014 and 2013, the Company recorded non-cash deferred tax benefits of $10.6 million ($0.18 per share) and $8.4 million ($0.14 per share), respectively, principally associated with new tax legislation enacted in the United Kingdom (U.K.) that reduced the U.K. statutory income tax rates by 3% and 2%, respectively.  The benefits recognized by the Company reflect the measurement of all applicable U.K. deferred tax balances to the new income tax rates of 21% effective April 1, 2014 and 20% effective April 1, 2015.  Excluding the impact of the tax benefits described above, the Company’s effective tax rate decreased from 26.5% to 25.8% principally due to lower proportion of income from higher tax jurisdictions and a lower statutory income tax rate in the U.K.

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

Under German tax law, the Company must pay all contested taxes and the related interest to have the right to defend its position challenged by authorities.  As a result, the Company made deposits of 33 million euros in fiscal year 2013 related to amortization claimed on certain “stepped-up” assets through fiscal year 2010 and an additional five million euros in Q1 of fiscal year 2014 related to amortization claimed in fiscal year 2011. The Company expects that it will be required to deposit additional amounts up to 21 million euros plus interest in future periods until the issue is resolved. The challenge is expected to ultimately be decided by a court and could take several years to reach resolution. If the Company is successful, as expected, the tax deposits will be returned with 6% simple interest, based on current German legislation. As of July 31, 2013, the USD equivalent of the deposit and accrued interest was $53.5 million which is recorded as Income Tax Deposit on the Condensed Consolidated Statements of Financial Position. The Company records the accrued interest at 6% within the Provision (Benefit) for Income Taxes in the Condensed Consolidated Statements of Income.

11.	Defined Benefit Retirement Plans

The components of net pension expense for the defined benefit plans were as follows (in thousands):

	For the Three Months Ended July 31,
	2013	2012

Service Cost	$1,958	$4,566
Interest Cost	7,338	6,867
Expected Return on Plan Assets	(8,911)	(7,714)
Net Amortization of Prior Service Cost	30	245
Recognized Net Actuarial Loss	3,457	2,327
Net Pension Expense	$3,872	$6,291

As disclosed in the Company’s fiscal year 2013 Form 10-K, in March 2013 the Company’s Board of Directors approved plan amendments that froze the U.S. Employees’ Retirement Plan, Supplemental Benefit Plan, and Supplemental Executive Retirement Plan, effective June 30, 2013. These plans are U.S. defined benefit plans. Net pension expense for the three months ended July 31, 2013 was lower compared to the prior year principally due to the freezing of the plans. Employer pension plan contributions were $3.0 million and $2.8 million for the three months ended July 31, 2013 and 2012, respectively.

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

Interest Rate Contracts:

The Company had $660.0 million of variable rate loans outstanding at July 31, 2013, which approximated fair value. As of July 31, 2013 and 2012, the interest rate swap agreements maintained by the Company were designated as fully effective cash flow hedges as defined under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging”.  As a result, there was no impact on the Company’s Condensed Consolidated Statements of Income for changes in the fair value of the interest rate swaps.  Under ASC 815, fully effective derivative instruments that are designated as cash flow hedges have changes in their fair value recorded initially within Accumulated Other Comprehensive Loss in the Condensed Consolidated Statements of Financial Position. As interest expense is recognized based on the variable rate loan agreements, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated Other Comprehensive Loss to Interest Expense in the Condensed Consolidated Statements of Income. It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.

On August 19, 2010, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding.  Under the terms of the agreement, the Company paid a fixed rate of 0.8% and received a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which was reset every month for a twenty-nine month period ending January 19, 2013, the date the swap expired.  As of July 31, 2012, the notional amount of the interest rate swap was $125.0 million.

On March 30, 2012, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.645% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a three-year period ending March 31, 2015. As of July 31, 2013, the notional amount of the interest rate swap was $250.0 million.

The Company records the fair value of its interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of July 31, 2013 and 2012 and April 30, 2013 was a deferred loss of $1.1 million, $2.3 million, and $1.6 million, respectively.  Based on the maturity dates of the contracts, the entire deferred loss as of July 31, 2013 and April 30, 2013 was recorded in Other Long-Term Liabilities in the Condensed Consolidated Statements of Financial Position.  As of July 31, 2012, $0.4 million and $1.9 million of the deferred loss was recorded in Other Accrued Liabilities and Other Long-Term Liabilities, respectively. The pre-tax losses that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the three months ended July 31, 2013 and 2012 were $0.3 million and $0.4 million, respectively.

Foreign Currency Contracts:

The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Gains and Losses on the Condensed Consolidated Statements of Income, and carried at their fair value in the Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Gains and Losses. As of July 31, 2013 and 2012 and April 30, 2013, the total notional amounts of the open forward contracts in U.S. dollars were $55.8 million, $11.0 million, and $30.0 million, respectively.  During the first quarters of fiscal years 2014 and 2013, the Company did not designate any forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities.  As of July 31, 2013 and 2012, the fair values of the open forward exchange contracts were losses of approximately $0.2 million in each period and recorded within Other Accrued Liabilities in the Condensed Consolidated Statements of Financial Position. As of April 30, 2013, the fair value of the open forward exchange contracts was a gain of approximately $0.1 million and recorded in Prepaid and Other in the Condensed Consolidated Statements of Financial Position. The fair values were measured on a recurring basis using Level 2 inputs. For the three months ended July 31, 2013 and 2012, the losses recognized on the forward contracts were $0.2 million and $0.2 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – FIRST QUARTER ENDED JULY 31, 2013

Throughout this report, references to variances “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses.  Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location. For the first quarters of fiscal years 2014 and 2013, the average exchange rates to convert British pounds sterling to U.S. dollars were 1.53 and 1.57, respectively.  The average exchange rates to convert euros into U.S. dollars for the same periods were 1.31 and 1.26, respectively. Unless otherwise noted, all variance explanations below are on a currency neutral basis.

Revenue:

Revenue for the first quarter of fiscal year 2014 of $411.0 million was flat with the prior year, but increased 1% excluding the unfavorable impact of foreign exchange.  The growth reflects incremental revenue from the Deltak and ELS acquisitions in the prior year ($17 million); growth in journal subscriptions ($7 million) and other publishing income ($6 million) in Research; partially offset by a reduction in revenue from the Professional Development (“PD”) consumer publishing programs which were divested in fiscal year 2013 ($12 million) and lower print book revenue in each of the Company’s three core businesses ($14 million).

Cost of Sales and Gross Profit:

Cost of sales for the first quarter of fiscal year 2014 decreased 6% to $119.8 million, or 5% excluding the favorable impact of foreign exchange. Lower print sales volume and lower cost digital products were partially offset by incremental operating costs from recent acquisitions ($4 million). The divestment of the consumer publishing programs contributed $8 million towards the decline in cost of sales.

Gross profit for the first quarter of fiscal year 2014 of 70.9% was 190 basis points higher than prior year.  Excluding the impact of higher margin incremental revenue from acquisitions and the divested consumer publishing programs, gross profit margin was 60 basis points higher than prior year principally due to journal subscription revenue growth.

Operating and Administrative Expenses:

Operating and administrative expenses for the first quarter of fiscal year 2014 increased 3% to $237.0 million, or 4% excluding the favorable impact of foreign exchange.  The increase was mainly driven by incremental operating and administrative expenses from acquisitions ($12 million); higher technology costs ($8 million); and higher journal editorial costs ($1 million), partially offset by a reduction related to the divestment of the consumer publishing programs ($5 million); the curtailment of the U.S. defined benefit pension plan ($2 million); lower book and journal distribution costs ($1 million) due to lower print book volume; and other ($4 million), mainly lower advertising and marketing costs due to cost containment initiatives.

Restructuring Charges:

In the first quarters of fiscal years 2014 and 2013, the Company recorded pre-tax restructuring charges of $7.8 million and $4.8 million, respectively, which are described in more detail below:

Restructuring and Reinvestment Program

As previously disclosed in its fiscal year 2013 Form 10-K, the Company initiated a program (the “Restructuring and Reinvestment Program”) to restructure and realign its cost base with current and anticipated future market conditions.  The Company is targeting that a majority of the anticipated cost savings will improve margins and earnings, while the remainder will be reinvested in high growth digital business opportunities. In the first quarter of fiscal year 2014, the Company recorded a restructuring charge of $7.8 million, or $5.0 million after tax ($0.08 per share) which includes accrued redundancy and separation benefits of $5.1 million, process reengineering consulting costs of $2.5 million and facility relocation costs of $0.2 million.  Approximately $2.0 million, $3.6 million and $0.1 million of the restructuring charge was recorded within the Research, PD and Education reporting segments, respectively, with the remainder recognized in Shared Service costs.  The charge is expected to be fully recovered by January 31, 2015. The Company expects to record additional restructuring charges for the remainder of fiscal year 2014. During the second quarter of fiscal year 2014, the Company anticipates a restructuring charge of approximately $8 million.

Other Restructuring Programs

As part of the Company’s ongoing transition and transformation to digital products and services, certain activities were identified in the first quarter of fiscal year 2013 that were discontinued, outsourced, or relocated to a lower cost region.  As a result, the Company recorded a restructuring charge of approximately $4.8 million, or $3.5 million after tax ($0.06 per share), during the period for redundancy and separation benefits.  Approximately $3.0 million, $1.3 million and $0.2 million of the restructuring charge was recorded within the Research, PD and Education reporting segments, respectively, with the remainder recognized in Shared Service costs.  The charge is expected to be fully recovered by January 31, 2014.

Amortization of Intangibles:

Amortization of intangibles increased $1.2 million to $10.9 million in the first quarter of fiscal year 2014 mainly driven by incremental amortization related to the fiscal year 2013 acquisition of Deltak.

Interest Expense/Income, Foreign Exchange and Other:

Interest expense for the first quarter of fiscal year 2014 increased $0.6 million to $3.5 million.  The increase was driven by higher average debt as a result of financing prior year acquisitions ($1 million), partially offset by lower interest rates.  The Company’s average cost of borrowing during the first quarter of fiscal years 2014 and 2013 was 1.8% and 2.1%, respectively.

Provision for Income Taxes:

The effective tax rate for the first quarter of fiscal year 2014 was a 5.3% benefit compared to 4.2% provision in the prior year.  During the first quarters of fiscal years 2014 and 2013, the Company recorded non-cash deferred tax benefits of $10.6 million ($0.18 per share) and $8.4 million ($0.14 per share), respectively, associated with new tax legislation enacted in the United Kingdom (“U.K.”) that reduced the U.K. statutory income tax rates by 3% and 2%, respectively.  The benefits recognized by the Company reflect the measurement of all applicable U.K. deferred tax balances to the new income tax rates of 21% effective April 1, 2014 and 20% effective April 1, 2015.  Excluding the impact of the tax benefits described above, the Company’s effective tax rate decreased from 26.5% to 25.8% principally due to lower proportion of income from higher tax jurisdictions and a lower statutory income tax rate in the U.K.

Earnings Per Share:

Earnings per diluted share for the first quarter of fiscal year 2014 increased 2% to $0.61 per share.  Excluding the unfavorable impact of foreign exchange ($0.02 per share), the current and prior year restructuring charges ($0.08 per share and $0.06 per share, respectively) and the current and prior year deferred tax benefits related to the changes in U.K. corporate income tax rates ($0.18 per share and $0.14 per share, respectively), earnings per diluted share increased 2%.

 First Quarter Segment Results

RESEARCH:	For the Three Months
	Ended July 31,			% change
Dollars in thousands	2013	2012	% change	w/o FX (a)

Journal Subscriptions	$160,220	$155,603	3%	4%
Books	36,993	37,107	0%	0%
Other Publishing Income	48,575	43,236	12%	14%
Total Revenue	$245,788	$235,946	4%	5%

Cost of Sales	(66,608)	(65,104)	2%	4%

Gross Profit	179,180	170,842	5%	6%
Gross Profit Margin	72.9%	72.4%

Direct Expenses	(68,520)	(70,122)	-2%	-1%
Amortization of Intangibles	(6,846)	(6,491)	5%	5%
Restructuring Charges (see Note 6)	(1,971)	(2,966)

Direct Contribution to Profit	$101,843	$91,263	12%	11%
Direct Contribution Margin	41.4%	38.7%

Allocated Shared Services and Administrative Costs:
Distribution	(11,272)	(11,559)	-2%	-1%
Technology Services	(18,953)	(15,673)	21%	21%
Occupancy and Other	(5,464)	(5,719)	-4%	-4%
Contribution to Profit	$66,154	$58,312	13%	13%
Contribution Margin	26.9%	24.7%

(a) Adjusted to exclude the fiscal year 2014 and 2013 restructuring charges of $2.0 million and $3.0 million, respectively.

Revenue:

Research revenue for the first quarter of fiscal year 2014 increased 4% to $245.8 million, or 5% excluding the unfavorable impact of foreign exchange.  The growth was driven by journal subscriptions and other publishing income.

Journal Subscriptions

Journal subscription revenue for the first quarter of fiscal year 2014 increased 3% to $160.2 million, or 4% excluding the unfavorable impact of foreign exchange.  The growth was driven by increased revenue from new society business ($3 million) and subscriptions ($2 million) and the favorable impact of production scheduling ($2 million). Calendar year 2013 journal subscription billings are up 3% over calendar year 2012 with approximately 98% of expected business closed as of July 31, 2013.

Books

Book revenue for the first quarter of fiscal year 2014 of $37.0 million was flat with the prior year.  Growth in digital books ($2 million) was offset by a decline in print books ($2 million).

Other Publishing Income

Other publishing income grew 12% to $48.6 million in the first quarter of fiscal year 2014, or 14% excluding the unfavorable impact of foreign exchange.  The growth was driven by increased sales of funded open access ($3 million), page charges ($2 million), the sale of publishing rights ($1 million) and journal reprints ($1 million), partially offset by lower advertising revenue ($1 million).

Revenue by Product/Service, Subject and Region is as follows:
	For the Three Months
	Ended July 31,		% of	% change
	2013	2012	Revenue	w/o FX
Revenue by Product/Service:
Journal Subscriptions	$160.2	$155.6	65%	4%
Print Books	27.4	29.5	11%	-6%
Digital Books	9.6	7.6	4%	28%
Open Access	3.3	0.6	1%	450%
Other (includes Reprints, Backfiles, Rights, Advertising)	45.3	42.6	19%	7%
Total Revenue	$245.8	$235.9	100%	5%

Revenue by Subject Category:
Medicine	$72.6	70.7	30%	5%
Physical Sciences & Engineering	67.6	65.6	28%	2%
Life Sciences	61.7	55.4	25%	13%
Social Sciences & Humanities	43.1	43.5	18%	1%
Other	0.8	0.7	0%	29%
Total Revenue	$245.8	235.9	100%	5%

Revenue by Region (a):
Americas	$99.7	$90.9	41%	10%
EMEA	133.1	130.6	54%	4%
Asia-Pacific	13.0	14.4	5%	-5%
Total Revenue	$245.8	$235.9	100%	5%

(a) Journal subscription revenue included in the table is presented by publishing region.

Cost of Sales:

Cost of sales for the first quarter of fiscal year 2014 increased 2% to $66.6 million, or 4% excluding the favorable impact of foreign exchange. The increase was mainly driven by higher journal subscription volume ($3 million) and higher royalty rates on new society journals ($1 million), partially offset by growth in lower cost digital products ($2 million).

Gross Profit:

Gross profit margin for the first quarter of fiscal year 2014 of 72.9% was 50 basis points higher than prior year mainly due to growth in higher margin digital products (100 basis points), partially offset by higher royalty rates on new society journals (50 basis points).

Direct Expenses and Amortization:

Direct expenses for the first quarter of fiscal year 2014 of $68.5 million decreased 2% from prior year, or 1% excluding the favorable impact of foreign exchange.  The decline was mainly driven by lower employment costs ($1 million) and cost containment initiatives ($1 million), partially offset by higher editorial costs due to new society business ($1 million).

Amortization of intangibles increased $0.4 million to $6.8 million in the first quarter of fiscal year 2014 mainly due to the acquisition of publication rights for new society journals.

Contribution to Profit:

Contribution to profit for the first quarter of fiscal year 2014 increased 13% to $66.2 million.  Contribution margin increased 220 basis points to 26.9%, or 180 basis points excluding the restructuring charges and the unfavorable impact of foreign exchange mainly due to higher subscription revenue and gross profit margins and cost containment initiatives, partially offset by higher technology costs.

Society Partnerships
•	3 new society journals were signed with combined annual revenue of approximately $1 million
•	6 renewals/extensions were signed with approximately $2 million in combined annual revenue
•	3 journal society contracts were not renewed with combined annual revenue of approximately $2 million
•
After the end of the first quarter, Wiley signed a new agreement with the European Molecular Biology Organization (“EMBO”) that is expected to generate approximately $7 million in annual revenue beginning in calendar year 2014.

Impact Factors
•
In July, Wiley announced a continued increase in the proportion of its journal titles indexed in the Thomson Reuters® 2012 Journal Citation Reports (JCR), with 1,192 (approximately 77%) titles now indexed, up from 1,156 in the 2011 JCR. Wiley titles now account for the largest share of indexed journals in 50 categories.  In addition, one-in-five Wiley journals is now ranked in the top 10 of their respective categories. The Thomson Reuters index is an important barometer of journal quality.

PROFESSIONAL DEVELOPMENT (PD):	For the Three Months
	Ended July 31,			% change
Dollars in thousands	2013	2012	% change	w/o FX (a)

Books	$67,343	$84,546	-20%	-20%
Online Training & Assessment	8,083	6,893	17%	17%
Other Publishing Income	8,660	10,534	-18%	-16%
Total Revenue	$84,086	$101,973	-18%	-17%

Cost of Sales	(26,629)	(37,517)	-29%	-29%

Gross Profit	57,457	64,456	-11%	-10%
Gross Profit Margin	68.3%	63.2%

Direct Expenses	(34,103)	(39,975)	-15%	-14%
Amortization of Intangibles	(1,687)	(2,021)	-17%	-17%
Restructuring Charges (see Note 6)	(3,553)	(1,254)

Direct Contribution to Profit	$18,114	$21,206	-15%	-3%
Direct Contribution Margin	21.5%	20.8%

Allocated Shared Services and Administrative Costs:
Distribution	(9,443)	(10,374)	-9%	-8%
Technology Services	(7,823)	(7,172)	9%	9%
Occupancy and Other	(2,725)	(3,336)	-18%	-18%
Contribution to Profit (Loss)	$(1,877)	$324	-679%	13%
Contribution Margin	-2.2%	0.3%

(a) Adjusted to exclude the fiscal year 2014 and 2013 restructuring charges of $3.6 million and $1.3 million, respectively.

Revenue:

PD revenue for the first quarter of fiscal year 2014 decreased 18% to $84.1 million, or 17% excluding the unfavorable impact of foreign exchange. Lower print book revenue and other publishing income, which were primarily driven by consumer publishing dispositions, were partially offset by growth in online training and assessment revenue. Excluding revenue of the consumer publishing programs which were divested in fiscal year 2013 ($12 million) and unfavorable foreign exchange, PD revenue declined 6% in the first quarter of fiscal year 2014.

Books

Book revenue for the first quarter of fiscal year 2014 decreased 20% to $67.3 million.  The decline was mainly driven by the impact of the divested consumer programs ($11 million) and declines in print book revenue within the technology ($2 million) and architecture ($1 million) categories. The decline in technology was mainly driven by recent industry software releases only achieving limited commercial success, while the decline in architecture reflects the timing of orders from retailers.

Online Training & Assessment

Online training and assessment revenue increased $1.2 million to $8.1 million in the first quarter of fiscal year 2014.  The increase reflects incremental revenue from the ELS acquisition in the prior year ($2 million), partially offset by a non-recurring favorable adjustment to revenue in the prior year related to Inscape ($1 million).

Other Publishing Income

Other publishing income decreased $1.9 million to $8.7 million in the first quarter of fiscal year 2014 principally due to the divestment of the certain consumer publishing programs in fiscal year 2013.

Revenue by Product/Service, Subject and Region is as follows:
	For the Three Months
	Ended July 31,		% of	% change
	2013	2012	Revenue	w/o FX
Revenue by Product/Service:
Print Books	$57.0	$63.7	68%	-10%
Digital Books	10.3	8.5	12%	21%
Online Training & Assessment	8.1	6.9	10%	17%
Other (includes Rights, Translations, Advertising)	8.7	10.5	10%	-16%
Divested Consumer Publishing Program	-	12.4
Total Revenue	$84.1	$102.0	100%	-17%

Revenue by Subject Category:
Business	$37.7	$39.2	45%	-4%
Technology	17.2	19.3	20%	-10%
Consumer	9.9	23.5	12%	-57%
Professional Education	8.6	8.6	10%	0%
Architecture	5.0	6.1	6%	-18%
Psychology	3.6	3.4	4%	6%
Other	2.1	1.9	2%	16%
Divested Consumer Publishing Program	-	12.4
Total Revenue	$84.1	$102.0	100%	-17%

Revenue by Region:
Americas	$65.9	$82.9	78%	-21%
EMEA	12.2	11.8	15%	5%
Asia-Pacific	6.0	7.3	7%	-15%
Total Revenue	$84.1	$102.0	100%	-17%

Cost of Sales:

Cost of sales for the first quarter of fiscal year 2014 decreased 29% to $26.6 million.  The decline was driven by the divested consumer publishing programs ($8 million) and lower sales volume.

Gross Profit:

Gross profit margin increased from 63.2% to 68.3% in the first quarter of fiscal year 2014.  The improvement was mainly driven by the divestment of low margin consumer publishing programs in fiscal year 2013 (410 basis points) and other (100 basis points) mainly higher margin digital revenue from the ELS acquisition.

Direct Expenses and Amortization:

Direct expenses for the first quarter of fiscal year 2014 declined 15% to $34.1 million, or 14% excluding the favorable impact of foreign exchange.  The decrease was driven by the divestment of the consumer publishing programs ($5 million), lower employment costs ($2 million) and cost containment initiatives ($1 million), partially offset by incremental costs from the ELS acquisition ($1 million).

Amortization of intangibles decreased $0.3 million to $1.7 million in the first quarter of fiscal year 2014 principally due to the divestment of intangible assets related to the consumer publishing programs.

Contribution to Profit (Loss):

Contribution to profit (loss) decreased $2.2 million to ($1.9) million in the first quarter of fiscal year 2014, but improved 13% excluding the restructuring charges and the unfavorable impact of foreign exchange.  Contribution margin declined 250 basis points to (2.2%) in the first quarter of fiscal year 2014 due to restructuring charges (300 basis points) and lower print book revenue partially offset by 120 basis points improvement due to the divestment of the consumer publishing programs.

EDUCATION:	For the Three Months
	Ended July 31,			% change
Dollars in thousands	2013	2012	% change	w/o FX (a)

Print Books	$41,390	$48,366	-14%	-13%
Non-Traditional & Digital Content	21,578	20,941	3%	4%
Online Program Management (Deltak)	14,709	-
Other Publishing Income	3,469	3,508	-1%	7%
Total Revenue	$81,146	$72,815	11%	13%

Cost of Sales	(26,554)	(24,623)	8%	9%

Gross Profit	54,592	48,192	13%	15%
Gross Profit Margin	67.3%	66.2%

Direct Expenses	(31,196)	(24,964)	25%	26%
Amortization of Intangibles	(2,382)	(1,156)	106%	106%
Restructuring Charges (see Note 6)	(48)	(169)

Direct Contribution to Profit	$20,966	$21,903	-4%	-3%
Direct Contribution Margin	25.8%	30.1%

Allocated Shared Services and Administrative Costs:
Distribution	(4,004)	(3,793)	6%	11%
Technology Services	(8,734)	(7,361)	19%	19%
Occupancy and Other	(2,194)	(1,884)	16%	16%
Contribution to Profit	$6,034	$8,865	-32%	-29%
Contribution Margin	7.4%	12.2%

(a) Adjusted to exclude the fiscal year 2014 and 2013 restructuring charges of $0.1 million and $0.2 million, respectively.

Revenue:

Education revenue for the first quarter of fiscal year 2014 increased 11% to $81.1 million, or 13% excluding the unfavorable impact of foreign exchange.  The growth was driven by incremental revenue from the Deltak acquisition ($15 million) and non-traditional and digital content, partially offset by a decline in print books.

Print Books

Print book revenue for the first quarter of fiscal year 2014 decreased 14% to $41.4 million, or 13% excluding the unfavorable impact of foreign exchange reflecting additional pressure from university bookstores ordering less and later in response to limited visibility into demand, increased emphasis on inventory management and a later start to the fall semester in the U.S.

Non-Traditional & Digital Content

Non-traditional and digital content revenue, which includes WileyPLUS, digital books, digital content sold directly to institutions, binder editions and custom publishing, increased 3% to $21.6 million in the first quarter of fiscal year 2014, or 4% excluding the unfavorable impact of foreign exchange. The growth mainly reflects higher revenue from WileyPLUS and digital books. WileyPLUS revenue is earned ratably over the school semester. First quarter revenues are not indicative of annual performance due to the seasonal nature of the higher education business. Unearned deferred revenue as of July 31, 2013 was $14.9 million as compared to $13.4 million as of July 31, 2012.

Revenue by Product/Service, Subject and Region is as follows:
	For the Three Months
	Ended July 31,		% of	% change
	2013	2012	Revenue	w/o FX
Revenue by Product/Service:
Print Textbooks	$41.4	$48.4	51%	-13%
Binder and Custom Print	16.2	16.3	20%	-1%
Online Program Management (Deltak)	14.7	-	18%
Digital Books	4.6	4.3	6%	7%
WileyPLUS	1.1	0.8	1%	50%
Other	3.1	3.0	4%	13%
Total Revenue	$81.1	$72.8	100%	13%

Revenue by Subject Category:
Business	$18.0	$18.1	22%	1%
Sciences	17.0	19.7	21%	-13%
Social Sciences	11.7	12.9	14%	-9%
Engineering & Computer Science	7.7	10.1	9%	-23%
Mathematics & Statistics	6.6	6.2	8%	6%
Schools (Australia K-12)	4.2	3.0	5%	53%
Online Program Management (Deltak)	14.7	-	18%
Other	1.2	2.8	1%	-57%
Total Revenue	$81.1	$72.8	100%	13%

Revenue by Region:
Americas	$63.6	$55.1	78%	15%
EMEA	4.5	4.8	6%	-4%
Asia-Pacific	13.0	12.9	16%	7%
Total Revenue	$81.1	$72.8	100%	13%

Cost of Sales:

Cost of sales for the first quarter of fiscal year 2014 increased 8% to $26.6 million, or 9% excluding the favorable impact of foreign exchange.  The increase was mainly driven by incremental costs from the Deltak acquisition ($4 million), partially offset by lower print book volume ($2 million).

Gross Profit:

Gross profit margin for the first quarter of fiscal year 2014 improved 110 basis points to 67.3% principally due to higher margin incremental revenue from the Deltak acquisition.

Direct Expenses and Amortization:

Direct expenses increased 25% to $31.2 million in the first quarter of fiscal year 2014, or 26% excluding the favorable impact of foreign exchange. The increase was mainly driven by incremental costs from the Deltak acquisition ($10 million), partially offset by cost containment initiatives ($2 million) and lower employment costs ($1 million).

Amortization of intangibles increased $1.2 million to $2.4 million in the first quarter of fiscal year 2014 primarily due to acquired intangible assets associated with Deltak.

Contribution to Profit:

Contribution to profit for the first quarter of fiscal year 2014 decreased 32% to $6.0 million, or 29% excluding the unfavorable impact of foreign exchange and the restructuring charges.  Contribution margin was 7.4% compared to 12.2% in the prior year reflecting Deltak’s continued investment in new university partner programs that are not yet generating revenue (410 basis points) as well as lower print textbook revenue and higher technology costs.

Deltak Update

Deltak accounted for 18% of total revenue in the quarter, or $14.7 million. The Company signed two high profile university partners during the quarter, including Syracuse University, bringing the total number of schools under contract to 33. Deltak’s partnership with Syracuse University covers Masters Degrees in Computer Engineering, Computer Science, Electrical Engineering and Engineering Management. Deltak also added an MS in Finance program at a Top 25 business school. As of July 31, 2013, Deltak had 101 programs generating revenue and 48 programs under contract and in development but not yet generating revenue.

SHARED SERVICES AND ADMINISTRATIVE COSTS:	For the Three Months
	Ended July 31,			% change
Dollars in thousands	2013	2012	% change	w/o FX

Distribution	$24,510	$25,700	-5%	-3%
Technology Services	44,857	36,316	24%	24%
Finance	10,331	10,389	-1%	0%
Other Administration	23,478	22,520	4%	5%
Restructuring Charges	2,183	452
Total	$105,359	$95,377	10%	11%

Shared services and administrative costs for the first quarter of fiscal year 2014 increased 10% to $105.4 million, or 11% excluding the favorable impact of foreign exchange. The increase was mainly driven by higher technology costs to support transformation initiatives ($8 million); restructuring charges ($2 million); and higher incremental costs from the Deltak acquisition ($1 million), partially offset by lower book and journal distribution costs due to lower print book volume and the migration from print to digital products ($1 million).

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Cash and Cash Equivalents balance was $189.8 million at the end of the first quarter of fiscal year 2014, compared with $149.3 million a year earlier. Cash used for Operating Activities in the first quarter of fiscal year 2014 decreased $21.6 million to $56.7 million principally due to lower income tax deposits paid to German tax authorities ($24 million) as discussed in Note 10 versus the prior year period, partially offset by higher payments made under the Company’s Restructuring Programs ($3 million). A tax deposit of $29.7 million for disputed taxes through 2009 was paid in the prior year period, whereas $5.9 million for disputed taxes for 2010 and 2011 was paid in the current period.

Cash used for Investing Activities for the first quarter 2014 was $22.8 million compared to $29.5 million in the prior year. Cash used for technology, property and equipment decreased to $13.8 million in fiscal year 2014 compared to $15.9 million in the prior year mainly due to lower facility spending. Composition spending was $8.9 million in fiscal year 2014 compared to $11.9 million in fiscal year 2013 mainly due to the timing of the Education publishing frontlist and the divestment of certain Professional Development consumer programs.

Cash used by Financing Activities was $61.3 million in the first quarter of fiscal 2014, as compared to cash provided of $8.2 million in the prior year period. The Company’s net debt (debt less cash and cash equivalents) increased $105.5 million from July 31, 2012 mainly due to funds borrowed to finance the acquisitions of Deltak ($220 million) and ELS ($24 million) in the prior year period. These acquisitions were funded through the use of the existing credit facility and available cash and did not have an impact on the Company’s ability to meet other operating, investing and financing needs. During the first quarter of fiscal year 2014, net debt payments were $13.0 million compared to net borrowings of $39.0 million in the prior year period.  During the first quarter of fiscal 2014 the Company repurchased 350,100 shares at an average price of $41.68 compared to 218,033 shares of common stock at an average price of $48.66 in the prior year period.   Proceeds from stock option exercises decreased $14.3 million to $4.8 million in the first quarter of fiscal 2014. The Company increased its quarterly dividend to shareholders by 4% to $0.25 per share versus $0.24 per share in the prior year.

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

Cash and cash equivalents held outside the U.S. were approximately $172.5 million as of July 31, 2013.  The Company does not have any off-balance-sheet debt. The balances were comprised primarily of EUROS, Pound Sterling, and Australian dollars.  Maintenance of these non-U.S. dollar cash balances does not have a material impact on the liquidity or capital resources of the Company’s operations.

As of July 31, 2013, the Company had approximately $660 million of debt outstanding and approximately $176 million of unused borrowing capacity under the Revolving Credit and other facilities. We believe that our operating cash flow, together with our revolving credit facilities and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable.

The primary driver of the negative working capital is unearned deferred revenue related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by the Company for a number of purposes including acquisitions; debt repayments; funding operations; dividends payments; and purchasing treasury shares. The deferred revenue will be recognized in income as the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of July 31, 2013 include $264.6 million of such deferred subscription revenue for which cash was collected in advance.

Projected capital spending for Technology, Property and Equipment and Composition for fiscal year 2014 is forecast to be approximately $70 million and $50 million, respectively, primarily to create new and enhanced existing digital products and system functionality that will drive future business growth. Projected spending for royalty advances, which is classified as an operating activity, for fiscal year 2014 is forecast to be approximately $110 million.

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

Interest Rates

The Company had $660.0 million of variable rate loans outstanding at July 31, 2013, which approximated fair value.  On March 30, 2012, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.645% and receives a variable rate of interest based on one month LIBOR (as defined) from the counterparty which is reset every month for a three-year period ending March 31, 2015. As of July 31, 2013, the notional amount of the interest rate swap was $250.0 million.

It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.  During the three months ended July 31, 2013, the Company recognized a loss on its hedge contract of approximately $0.3 million which is reflected in Interest Expense in the Condensed Consolidated Statements of Income.  At July 31, 2013, the fair value of the outstanding interest rate swap was a deferred loss of $1.1 million and was recorded in Other Long-Term Liabilities in the Condensed Consolidated Statements of Financial Position. On an annual basis, a hypothetical one percent change in interest rates for the $410.0 million of unhedged variable rate debt as of July 31, 2013 would affect net income and cash flow by approximately $2.5 million.

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is primarily exposed to movements in British pound sterling, euros, Canadian and Australian dollars, and certain currencies in Asia. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses.  The Company’s significant investments in non-US businesses are exposed to foreign currency risk.  Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment.  During the three months ended July 31, 2013, the Company recorded foreign currency translation losses in other comprehensive income of approximately $9.8 million primarily as a result of the strengthening of the U.S. dollar relative to the British pound sterling and Australian dollar, partially offset by the weakening of the U.S. dollar relative to the euro.

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

The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Gains and Losses on the Condensed Consolidated Statements of Income, and carried at their fair value on the Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Gains and Losses.  As of July 31, 2013, there was one open forward contract with a notional amount in U.S. dollars of approximately $55.8 million.  During the first three months of fiscal year 2014, the Company did not designate any forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities. As of July 31, 2013, the fair value of the open forward exchange contract was a loss of approximately $0.2 million, which was measured on a recurring basis using Level 2 inputs and recorded within the Other Accrued Liabilities line item on the Condensed Consolidated Statements of Financial Position.  For the three months ended July 31, 2013, the loss recognized on the forward exchange contracts was $0.2 million.

Sales Return Reserves

The Company provides for sales returns based upon historical return experience and current market trends in the various markets and geographic regions in which the Company does business. Associated with the estimated sales return reserves, the Company also includes a related reduction in inventory and royalty costs as a result of the expected returns.

Net sales return reserves amounted to $36.0 million, $38.6 million and $31.8 million as of July 31, 2013 and 2012, and April 30, 2013, respectively. The reserves are reflected in the following accounts of the Condensed Consolidated Statements of Financial Position – increase (decrease):

	July 31, 2013	July 31, 2012	April 30, 2013

Accounts Receivable	$(49,865)	$(51,939)	$(44,279)
Inventory	7,329	6,964	6,862
Accounts and Royalties Payable	(6,550)	(6,356)	(5,583)
Decrease in Net Assets	$(35,986)	$(38,619)	$(31,834)

On an annual basis, a hypothetical one percent change in the estimated sales return rate could affect net income by approximately $2.6 million. A change in the pattern or trends in returns could affect the estimated allowance.

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

The Company’s book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 10% of total annual consolidated revenue and 13% of accounts receivable at July 31, 2013, the top 10 book customers account for approximately 19% of total annual consolidated revenue and approximately 42% of accounts receivable at July 31, 2013.

The European Union, Canada and United States have imposed sanctions on business relationships with Iran, including restrictions on financial transactions and prohibitions on direct and indirect trading with listed “designated persons.”  In the three months ended July 31, 2013, the Company recorded revenue and net profits of approximately $0.3 million and $0.1 million, respectively, related to the sale of scientific and medical content to certain publicly funded universities, hospitals and institutions that meet the definition of the “Government of Iran” as defined under section 560.304 of title 31, Code of Federal Regulations.  The Company has assessed its business relationship and transactions with Iran and believes it is in compliance with the regulations governing the sanctions. The Company intends to continue in these or similar sales as long as they continue to be consistent with all applicable sanction-related regulations.

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

There were no changes in the Company’s internal controls over financial reporting during the first quarter of fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal year 2014, the Company made the following purchases of Class A Common Stock under its stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Additional Shares Authorized Under Share Repurchase Program (1)	Maximum Number of Shares that May be Purchased Under the Program

May 2013	-	-	-	-	509,652
June 2013	120,000	$39.79	120,000	4,000,000	4,389,652
July 2013	230,100	$42.67	230,100	-	4,159,552
Total	350,100	$41.68	350,100	4,000,000

 (1) In June 2013, the Board of Directors of the Company approved a share repurchase program for an additional 4,000,000 shares of Class A or Class B Common Stock.

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

99.1 – Announcement of New Share Repurchase Program and Quarterly Dividend

101.INS – XBRL Instance Document*

101.SCH – XBRL Taxonomy Extension Schema Document*

101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB – XBRL Taxonomy Extension Label Linkbase Document*

101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF – XBRL Taxonomy Extension Definition Linkbase Document*

(b)	The following reports on Form 8-K were submitted to the Securities and Exchange Commission since the filing of the Company’s 10-K on June 26, 2013:

i.	Earnings release on the first quarter fiscal year 2014 results issued on Form 8-K dated September 9, 2013 which included the condensed financial statements of the Company.

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

JOHN WILEY & SONS, INC.
Registrant

By	/s/ Stephen M. Smith
Stephen M. Smith
President and
Chief Executive Officer

By	/s/ John A. Kritzmacher
John A. Kritzmacher
Executive Vice President and
Chief Financial Officer

By	/s/ Edward J. Melando
Edward J. Melando
Senior Vice President, Controller and
Chief Accounting Officer

Dated: September 9, 2013