Form 10-Q
period 2013-11-27
WILEY JOHN & SONS, INC.
filed 2013-12-10
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
        Washington, D.C. 20549
        FORM 10-Q

[X]                    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended October 31, 2013

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
YES [ ] NO [X]

The number of shares outstanding of each of the Registrant’s classes of Common Stock as of November 30, 2013 were:

Class A, par value $1.00 – 49,467,199
Class B, par value $1.00 – 9,489,692

This is the first page of a 44 page document

JOHN WILEY & SONS, INC.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands)

	October 31,		April 30,
	2013	2012	2013
	(Unaudited)	(Unaudited)
Assets:
Current Assets
Cash and cash equivalents	$149,662	$92,565	$334,140
Accounts receivable	180,175	195,961	161,731
Inventories	81,368	89,308	82,017
Prepaid and other	52,377	61,959	57,083
Total Current Assets	463,582	439,793	634,971

Product Development Assets	67,149	79,822	87,876
Technology, Property & Equipment	184,050	192,468	189,625
Intangible Assets	961,588	996,748	954,957
Goodwill	851,309	834,210	835,540
Income Tax Deposits	61,001	32,700	45,868
Other Assets	61,782	55,943	57,538
Total Assets	$2,650,461	$2,631,684	$2,806,375

Liabilities & Shareholders' Equity:
Current Liabilities
Accounts and royalties payable	$161,649	$170,849	$143,313
Deferred revenue	138,354	107,418	362,970
Accrued employment costs	83,738	52,908	85,306
Accrued income taxes	7,804	17,799	16,093
Accrued pension liability	4,389	3,570	4,359
Other accrued liabilities	44,579	59,126	55,128
Total Current Liabilities	440,513	411,670	667,169

Long-Term Debt	647,900	701,900	673,000
Accrued Pension Liability	203,266	144,154	204,362
Deferred Income Tax Liabilities	194,639	212,549	197,526
Other Long-Term Liabilities	77,773	72,944	75,962

Shareholders’ Equity
Class A & Class B Common Stock	83,190	83,190	83,190
Additional paid-in-capital	306,356	289,992	290,762
Retained earnings	1,430,295	1,351,079	1,387,512
Accumulated other comprehensive loss	(235,463)	(202,561)	(278,632)
Treasury stock	(498,008)	(433,233)	(494,476)
Total Shareholders’ Equity	1,086,370	1,088,467	988,356
Total Liabilities & Shareholders' Equity	$2,650,461	$2,631,684	$2,806,375

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(In thousands except per share information)

	For The Three Months		For The Six Months
	Ended October 31,		Ended October 31,
	2013	2012	2013	2012

Revenue	$449,153	$431,755	$860,173	$842,489

Costs and Expenses
Cost of sales	130,352	129,554	250,143	256,798
Operating and administrative expenses	237,526	223,990	474,521	453,976
Restructuring charges	15,316	-	23,071	4,841
Impairment charges	4,786	15,521	4,786	15,521
Amortization of intangibles	10,986	9,578	21,901	19,246
Total Costs and Expenses	398,966	378,643	774,422	750,382

Gain on Sale of Travel Publishing Program	-	9,829	-	9,829

Operating Income	50,187	62,941	85,751	101,936

Interest Expense	(3,392)	(2,903)	(6,863)	(5,730)
Foreign Exchange Transaction Loss (Gain)	(581)	(1,472)	300	(452)
Interest Income and Other	491	696	1,629	1,227

Income Before Taxes	46,705	59,262	80,817	96,981
Provision For Income Taxes	10,508	16,205	8,687	17,807

Net Income	$36,197	$43,057	$72,130	$79,174

Earnings Per Share
Diluted	$0.61	$0.71	$1.22	$1.31
Basic	$0.62	$0.72	$1.23	$1.33

Cash Dividends Per Share
Class A Common	$0.25	$0.24	$0.50	$0.48
Class B Common	$0.25	$0.24	$0.50	$0.48

Average Shares
Diluted	59,416	60,633	59,294	60,493
Basic	58,535	59,853	58,487	59,669

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED
(In thousands)

	For The Three Months		For The Six Months
	Ended October 31,		Ended October 31,
	2013	2012	2013	2012

Net Income	$36,197	$43,057	$72,130	$79,174

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	50,940	35,039	41,137	(5,958)
Unamortized retirement costs, net of tax (benefit) provision of $(253), $252, $881and $1,778, respectively	(1,106)	269	1,699	3,895
Unrealized gain (loss) on interest rate swaps, net of tax (benefit) provision of $35, $175, $198 and $(55), respectively	57	292	333	(88)
Total Other Comprehensive Income (Loss)	49,891	35,600	43,169	(2,151)

Comprehensive Income	$86,088	$78,657	$115,299	$77,023

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW – UNAUDITED
(In thousands)
	For The Six Months
	Ended October 31,
	2013	2012
Operating Activities
Net income	$72,130	$79,174
Adjustments to reconcile net income to cash used for operating activities:
Amortization of intangibles	21,901	19,246
Amortization of composition costs	22,827	26,136
Depreciation of technology, property and equipment	28,909	26,115
Restructuring charges	23,071	4,841
Impairment charges	4,786	15,521
Gain on sale of travel publishing program	-	(9,829)
Deferred tax benefits on U.K. rate changes	(10,634)	(8,402)
Stock-based compensation expense	7,305	7,995
Excess tax (benefit) charge from stock-based compensation	1,672	(1,095)
Royalty advances	(44,005)	(43,917)
Earned royalty advances	59,926	51,686
Other non-cash charges	17,061	25,843
Change in deferred revenue	(229,572)	(233,257)
Income tax deposit	(10,433)	(29,705)
Net change in operating assets and liabilities, excluding acquisitions	(31,442)	(21,981)
Cash Used for Operating Activities	(66,498)	(91,629)
Investing Activities
Composition spending	(19,290)	(23,103)
Additions to technology, property and equipment	(26,199)	(28,262)
Acquisitions, net of cash acquired	(739)	(233,919)
Proceeds from sale of travel publishing program	-	18,700
Cash Used for Investing Activities	(46,228)	(266,584)
Financing Activities
Repayment of long-term debt	(293,500)	(211,600)
Borrowings of long-term debt	268,400	438,500
Change in book overdrafts	(23,836)	(14,700)
Cash dividends	(29,347)	(28,808)
Purchase of treasury stock	(18,533)	(10,609)
Proceeds from exercise of stock options and other	24,900	23,735
Excess tax benefit (charge) from stock-based compensation	(1,672)	1,095
Cash (Used for) Provided by Financing Activities	(73,588)	197,613
Effects of Exchange Rate Changes on Cash	1,836	(6,665)
Cash and Cash Equivalents
Decrease for the Period	(184,478)	(167,265)
Balance at Beginning of Period	334,140	259,830
Balance at End of Period	$149,662	$92,565
Cash Paid During the Period for:
Interest	$6,136	$5,123
Income taxes, net	$35,623	$36,487

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The Company has share-based compensation plans under which employees may be granted options to purchase shares of Company common stock at the fair market value at the time of grant.  In addition to stock options, the Company grants performance-based stock awards and other restricted stock awards to certain management level employees. The Company recognizes the grant date fair value of share-based compensation in net income on a straight-line basis over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established three years in advance. For the three months ended October 31, 2013 and 2012, the Company recognized share-based compensation expense, on a pre-tax basis, of $4.0 million and $4.3 million, respectively. For the six months ended October 31, 2013 and 2012, the Company recognized share-based compensation expense, on a pre-tax basis, of $7.3 million and $8.0 million, respectively

The following table provides share-based compensation data for awards granted by the Company:

	For the Six Months Ended October 31,
	2013	2012
Restricted Stock:
Awards granted (in thousands)	375	294
Weighted average fair value of grant	$40.75	$47.34

Stock Options:
Awards granted (in thousands)	322	401
Weighted average fair value of grant	$10.12	$12.26

The weighted average Black-Scholes fair value assumptions for stock option grants are as follows:

	For the Six Months Ended October 31,
	2013	2012
Expected life of options (years)	7.4	7.3
Risk-free interest rate	2.1%	1.2%
Expected volatility	30.5%	30.2%
Expected dividend yield	2.5%	2.0%
Fair value of common stock on grant date	$39.53	$48.06

4.     Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by component, net of tax, for the three and six months ended October 31, 2013 were as follows (in thousands):

	Foreign	Unamortized	Interest
	Currency	Retirement	Rate
	Translation	Costs	Swaps	Total

Balance at July 31, 2013	$(144,342)	$(140,319)	$(693)	$(285,354)
Other comprehensive income (loss) before reclassifications	50,940	(3,704)	(127)	47,109
Amounts reclassified from accumulated other comprehensive loss	-	2,598	184	2,782
Total other comprehensive income (loss)	50,940	(1,106)	57	49,891
Balance at October 31, 2013	$(93,402)	$(141,425)	$(636)	$(235,463)

	Foreign	Unamortized	Interest
	Currency	Retirement	Rate
	Translation	Costs	Swaps	Total

Balance at April 30, 2013	$(134,539)	$(143,124)	$(969)	$(278,632)
Other comprehensive income (loss) before reclassifications	41,137	(3,394)	(29)	37,714
Amounts reclassified from accumulated other comprehensive loss	-	5,093	362	5,455
Total other comprehensive income	41,137	1,699	333	43,169
Balance at October 31, 2013	$(93,402)	$(141,425)	$(636)	$(235,463)

For the three and six months ended October 31, 2013, pre-tax actuarial losses included in Unamortized Retirement Costs of   approximately $3.7 million and $7.2 million, respectively, were amortized from Accumulated Other Comprehensive Loss and recognized as pension expense in Operating and Administrative Expenses in the Condensed Consolidated Statements of Income. See Note 15 for additional information on the amounts reclassified from Accumulated Other Comprehensive Loss to Interest Expense related to interest rate swap agreements.

5.     Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2013	2012	2013	2012

Weighted average shares outstanding	58,846	60,091	58,765	59,883
Less: Unearned restricted shares	(311)	(238)	(278)	(214)
Shares used for basic earnings per share	58,535	59,853	58,487	59,669
Dilutive effect of stock options and other stock awards	881	780	807	824
Shares used for diluted earnings per share	59,416	60,633	59,294	60,493

Since their inclusion in the calculation of diluted earnings per share would have been anti-dilutive, options to purchase 715,952 and 1,125,120 shares of Class A Common Stock have been excluded for the three and six months ended October 31, 2013, respectively, and options to purchase 2,049,562 shares have been excluded for both the three and six months ended October 31, 2012. In addition, for the six months ended October 31, 2013, 5,000 unearned restricted shares have been excluded as their inclusion would have been anti-dilutive, while there were no unearned restricted shares excluded for the three months ended October 31, 2013. The three and six months ended October 31, 2012 exclude 4,000 and 23,750 anti-dilutive unearned restricted shares, respectively.

6.     Restructuring Programs

Restructuring and Reinvestment Program:

In fiscal year 2013, the Company initiated a program (the “Restructuring and Reinvestment Program”) to restructure and realign its cost base with current and anticipated future market conditions.  The Company is targeting a majority of the cost savings achieved to improve margins and earnings, while the remainder will be reinvested in high growth digital business opportunities.

The following tables summarize the pre-tax restructuring charges related to this program, which are reflected in Restructuring Charges in the Condensed Consolidated Statements of Income (in thousands):

	For the	For the	Cumulative
	Three Months	Six Months	Charges
	Ended	Ended	Incurred
	October 31, 2013	October 31, 2013	to Date
Charges by Segment:
Research	$3,401	$5,372	$8,317
Professional Development	2,114	5,667	11,950
Education	210	258	1,377
Shared Services	9,591	11,774	25,879
Total Restructuring Charges	$15,316	$23,071	$47,523

Charges by Activity:
Severance	$9,900	$14,931	$34,068
Process reengineering consulting	3,100	5,611	8,246
Other activities	2,316	2,529	5,209
Total Restructuring Charges	$15,316	$23,071	$47,523

Other Activities for the three and six months ended October 31, 2013 mainly reflect lease and other contract termination costs. The Company expects to record additional restructuring charges during the remainder of fiscal year 2014 of approximately $10 million.

The following table summarizes the activity for the Restructuring and Reinvestment Program liability for the six months ended October 31, 2013 (in thousands):

				Foreign
	April 30,			Translation &	October 31,
	2013	Provisions	Payments	Reclassifications	2013
Severance	$18,803	$14,931	$(4,709)	$(56)	$28,969
Process reengineering consulting	1,101	5,611	(6,644)	-	68
Other activities	-	2,529	-	(1,400)	1,129
Total	$19,904	$23,071	$(11,353)	$(1,456)	$30,166

The restructuring liability for accrued Severance costs is reflected in Accrued Employment Costs in the Condensed Consolidated Statements of Financial Position while both the Process Reengineering Consulting costs and Other Activities are reflected in Other Accrued Liabilities.

Other Restructuring Programs:

As part of the Company’s ongoing transition and transformation to digital products and services, certain activities were identified in the first quarter of fiscal year 2013 that were discontinued, outsourced, or relocated to lower cost regions.  As a result, the Company recorded a pre-tax restructuring charge of approximately $4.8 million, or $3.5 million after tax ($0.06 per share), during the period for redundancy and separation benefits, which is reflected in Restructuring Charges in the Condensed Consolidated Statements of Income. Approximately $3.0 million, $1.3 million and $0.2 million of the restructuring charge was recorded within the Research, Professional Development and Education reporting segments, respectively, with the remainder recognized in Shared Service costs. As of October 31, 2013, all severance payments related to this program are complete.

7.     Deltak Acquisition

On October 25, 2012, the Company acquired all of the stock of Deltak.edu, LLC (“Deltak”) for approximately $220 million in cash, net of cash acquired. Deltak works in close partnership with leading colleges and universities to develop and support online degree and certificate programs. The business provides technology platforms and services including market research to validate program demand, instructional design, marketing, and student recruitment and retention services to leading national and regional colleges and universities throughout the United States.  The $220 million purchase price was allocated to identifiable long-lived intangible assets ($99.4 million) comprised primarily of institutional relationships; and long-term deferred tax liabilities ($34.4 million); with the remainder allocated to technology and working capital. The fair value of intangible assets and technology acquired was based on management’s assessment performed with the assistance of a third party valuation consultant. The excess of the purchase price over the fair value of net assets acquired ($150.0 million) was recorded as goodwill. Goodwill represents the estimated value of Deltak’s workforce, unidentifiable intangible assets and the fair value of expected synergies. None of the goodwill is deductible for tax purposes. The identifiable long-lived intangible assets are primarily amortized over an estimated useful life of approximately 20 years.  Unaudited proforma financial information has not been presented since the effects of the acquisition were not material. The Company finalized its purchase accounting for Deltak as of April 30, 2013. Deltak currently supports more than 100 online programs and contributed $31.3 million to the Company’s revenue for the six months ended October 31, 2013.

8.      Gain on Sale of Travel Publishing Program

On August 31, 2012, the Company sold its travel publishing program, including all of its interests in the Frommer’s, Unofficial Guides, and WhatsonWhen brands to Google, Inc. (“Google”) for $22 million in cash, of which $3.3 million is held in escrow related to standard commercial representations and warranties and is expected to be released to the Company by the end of fiscal year 2014. As a result, the Company recorded a $9.8 million pre-tax gain on the sale, or $6.2 million after tax ($0.10 per share), in the second quarter of fiscal year 2013.  In connection with the sale, the Company also entered into a transition services agreement which will end on December 31, 2013.

9.      Impairment Charges

Consumer Publishing Programs

The Company began accounting for its culinary, CliffsNotes, and Webster’s New World Dictionary consumer publishing programs as Assets Held for Sale in the second quarter of fiscal year 2013.  The Company recorded a pre-tax impairment charge of $12.1 million, or $7.5 million after tax ($0.12 per share), in the second quarter of fiscal year 2013 to reduce the carrying value of the assets within these programs to approximately $9.9 million, which represented their fair value based on the estimated sales price, less costs to sell. On November 5, 2012, the Company completed a sale to Houghton Mifflin Harcourt for $11.0 million in cash, which approximated the carrying value of related assets sold, of which $1.1 million is held in escrow related to standard commercial representations and warranties and is expected to be released to the Company by the end of fiscal year 2014.  In connection with the sale, the Company also entered into a transition services agreement which ended on March 5, 2013.  In addition, in the second quarter of fiscal year 2013, the Company recorded a pre-tax impairment charge of $3.4 million, or $2.1 million after tax ($0.04 per share) to reduce the carrying value of inventory and royalty advances within its other consumer publishing programs to their estimated realizable value.

Technology Investments

In the second quarter of fiscal year 2014, the Company terminated a multi-year software development program for an internal operations application due to a change in the Company’s longer-term enterprise systems plans. As a result, the Company recorded an asset impairment charge for previously capitalized software costs related to the program of $4.8 million, or $3.4 million after tax ($0.06 per share).

10.    Segment Information

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

Segment information is as follows (in thousands):

For the Three Months			For the Six Months
Ended October 31,			Ended October 31,
2013		2012	2013	2012
RESEARCH
Revenue	$252,947	$249,831	$498,735	485,777

Direct Contribution to Profit	$104,745	$108,992	$206,588	200,255
Allocated Shared Services and Administrative Costs:
Distribution	(11,431)	(11,759)	(22,703)	(23,318)
Technology Services	(17,627)	(17,546)	(36,580)	(33,219)
Occupancy and Other	(5,410)	(6,051)	(10,874)	(11,770)
Contribution to Profit	$70,277	$73,636	$136,431	$131,948

PROFESSIONAL DEVELOPMENT
Revenue	$92,545	$101,281	$176,631	$203,254

Direct Contribution to Profit	$26,905	$19,963	$45,019	$41,169
Allocated Shared Services and Administrative Costs:
Distribution	(9,098)	(10,367)	(18,541)	(20,741)
Technology Services	(7,894)	(7,252)	(15,717)	(14,424)
Occupancy and Other	(2,852)	(3,249)	(5,577)	(6,585)
Contribution to Profit (Loss)	$7,061	$(905)	$5,184	$(581)

EDUCATION
Revenue	$103,661	$80,643	$184,807	$153,458

Direct Contribution to Profit	$37,216	$28,871	$58,182	$50,774
Allocated Shared Services and Administrative Costs:
Distribution	(3,739)	(3,779)	(7,743)	(7,572)
Technology Services	(8,639)	(7,138)	(17,373)	(14,499)
Occupancy and Other	(2,230)	(1,811)	(4,424)	(3,695)
Contribution to Profit	$22,608	$16,143	$28,642	$25,008

Total Contribution to Profit	$99,946	$88,874	$170,257	$156,375
Unallocated Shared Services and Administrative Costs	(49,759)	(25,933)	(84,506)	(54,439)
Operating Income	$50,187	$62,941	$85,751	$101,936

Note: See the Management’s Discussion and Analysis section of this 10-Q for additional details on each segment’s revenue by product/service.

11.	Inventories

Inventories were as follows (in thousands):

	As of October 31,		As of April 30,
	2013	2012	2013
Finished goods	$63,801	$71,335	$68,040
Work-in-process	6,430	6,423	5,890
Paper, cloth and other	7,421	9,507	6,577
	$77,652	$87,265	$80,507
Inventory value of estimated sales returns	9,418	8,564	6,862
LIFO reserve	(5,702)	(6,521)	(5,352)
Total inventories	$81,368	$89,308	$82,017

12.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of October 31,		As of April 30,
	2013	2012	2013
Intangible assets with indefinite lives:
Brands and trademarks	$159,557	$158,947	$153,747
Content and publishing rights	106,644	100,270	100,710
	$266,201	$259,217	$254,457

Net intangible assets with determinable lives:
Content and publishing rights	$529,218	$563,106	$529,934
Customer relationships	152,392	161,248	155,702
Brands and trademarks	12,888	12,407	13,806
Covenants not to compete	889	770	1,058
	$695,387	$737,531	$700,500
Total	$961,588	$996,748	$954,957

13.	Income Taxes

The effective tax rate for the first six months of fiscal year 2014 was 10.7% compared to a 18.4% in the prior year.  During the first quarter of fiscal years 2014 and 2013, the Company recorded non-cash deferred tax benefits of $10.6 million ($0.18 per share) and $8.4 million ($0.14 per share), respectively, principally associated with new tax legislation enacted in the United Kingdom (U.K.) that reduced the U.K. statutory income tax rates by 3% and 2%, respectively. The benefits recognized by the Company reflect the measurement of all applicable U.K. deferred tax balances to the new income tax rates of 21% effective April 1, 2014 and 20% effective April 1, 2015.  Excluding the impact of the tax benefits described above, the Company’s effective tax rate decreased from 27.0% to 23.9% principally due to a higher  proportion of income from lower tax jurisdictions;  lower U.K.  income tax rates and  a $1.5 million net tax reserve release.

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

Under German tax law, the Company must pay all contested taxes and the related interest to have the right to defend its position challenged by authorities.  As a result, the Company made deposits of 33 million euros in fiscal year 2013 and an additional 8 million euros in the first six months of fiscal year 2014 related to amortization claimed on certain “stepped-up” assets. The Company has made all required payments to date. The Company expects that it will be required to deposit additional amounts up to 16 million euros plus interest for tax returns to be filed in future periods until the issue is resolved. The challenge is expected to ultimately be decided by a court and could take several years to reach resolution. If the Company is successful, as expected, the tax deposits will be returned with 6% simple interest, based on current German legislation. As of October 31, 2013, the USD equivalent of the deposit and accrued interest was $61.0 million which is recorded as Income Tax Deposits on the Condensed Consolidated Statements of Financial Position. The Company records the accrued interest at 6% within the Provision for Income Taxes in the Condensed Consolidated Statements of Income.

14.	Defined Benefit Retirement Plans

The components of net pension expense for the defined benefit plans were as follows (in thousands):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2013	2012	2013	2012
Service Cost	$2,004	$4,591	$3,962	$9,157
Interest Cost	7,326	6,922	14,664	13,789
Expected Return on Plan Assets	(8,977)	(7,778)	(17,888)	(15,492)
Net Amortization of Prior Service Cost	31	245	61	490
Recognized Net Actuarial Loss	3,602	2,343	7,059	4,670
Net Pension Expense	$3,986	$6,323	$7,858	$12,614

As disclosed in the Company’s fiscal year 2013 Form 10-K, in March 2013 the Company’s Board of Directors approved plan amendments that froze the U.S. Employees’ Retirement Plan, Supplemental Benefit Plan, and Supplemental Executive Retirement Plan, effective June 30, 2013. These plans are U.S. defined benefit plans. Net Pension Expense for the six months ended October 31, 2013 was lower compared to the prior year principally due to the freezing of the plans. Employer pension plan contributions were $5.5 million and $8.4 million for the six months ended October 31, 2013 and 2012, respectively.

15.	Derivative Instruments and Hedging Activities

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

Interest Rate Contracts:

The Company had $647.9 million of variable rate loans outstanding at October 31, 2013, which approximated fair value. As of October 31, 2013 and 2012, the interest rate swap agreements maintained by the Company were designated as fully effective cash flow hedges as defined under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging”.  As a result, there was no impact on the Company’s Condensed Consolidated Statements of Income for changes in the fair value of the interest rate swaps.  Under ASC 815, fully effective derivative instruments that are designated as cash flow hedges have changes in their fair value recorded initially within Accumulated Other Comprehensive Loss in the Condensed Consolidated Statements of Financial Position. As interest expense is recognized based on the variable rate loan agreements, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated Other Comprehensive Loss to Interest Expense in the Condensed Consolidated Statements of Income. It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.

On March 30, 2012, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.645% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a three-year period ending March 31, 2015. As of October 31, 2013, the notional amount of the interest rate swap was $250.0 million.

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

The Company records the fair value of its interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of October 31, 2013 and 2012 and April 30, 2013 was a deferred loss of $1.0 million, $1.9 million, and $1.6 million, respectively.  Based on the maturity dates of the contracts, the entire deferred loss as of October 31, 2013 and April 30, 2013 was recorded in Other Long-Term Liabilities in the Condensed Consolidated Statements of Financial Position.  As of October 31, 2012, $0.2 million and $1.7 million of the deferred loss was recorded in Other Accrued Liabilities and Other Long-Term Liabilities, respectively. The pre-tax losses that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the three months ended October 31, 2013 and 2012 were $0.3 million and $0.5 million, respectively. The pre-tax losses that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the six months ended October 31, 2013 and 2012 were $0.6 million and $0.9 million, respectively.

Foreign Currency Contracts:

The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Gains (Losses) on the Condensed Consolidated Statements of Income, and carried at their fair value in the Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Gains (Losses). As of October 31, 2013 and 2012 and April 30, 2013, the total notional amounts of the open forward contracts in U.S. dollars were $59.3 million, $71.4 million, and $30.0 million, respectively. During the first six months of fiscal years 2014 and 2013, the Company did not designate any forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities. As of October 31, 2013 and 2012 and April 30, 2013, the fair values of the open forward exchange contracts were gains of approximately $0.1 million and $0.7 million and $0.1 million, respectively, and recorded within the Prepaid and Other line item in the Condensed Consolidated Statements of Financial Position. The fair values were measured on a recurring basis using Level 2 inputs. For the three months ended October 31, 2013 and 2012, the gains recognized on the forward contracts were $0.1 million and $0.7 million, respectively. For the six months ended October 31, 2013 and 2012, the gains (losses) recognized on the forward contracts were $(0.1) million and $0.6 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – SECOND QUARTER ENDED OCTOBER 31, 2013

Throughout this report, references to variances “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses.  Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location. For the second quarters of fiscal years 2014 and 2013, the average exchange rates to convert British pounds sterling to U.S. dollars were 1.58 and 1.59, respectively. The average exchange rates to convert euros into U.S. dollars for the same periods were 1.34 and 1.27, respectively. Unless otherwise noted, all variance explanations below are on a currency neutral basis.

Revenue:

Revenue for the second quarter of fiscal year 2014 increased 4% to $449.2 million, or 5% excluding the unfavorable impact of foreign exchange. The growth included incremental revenue from Deltak and Efficient Learning Systems (ELS) which were acquired in October and November of 2013, respectively ($18 million).  In addition, growth in journal subscription revenue ($3 million) and open access fees ($2 million) in Research; increased sales of WileyPLUS and other custom and digital products in Education ($7 million); and growth in digital books in each of the Company’s three core businesses ($9 million) were partially offset by a reduction in revenue from the divested consumer publishing programs ($14 million) and lower print book revenue in each of the three businesses ($6 million). Approximately $4 million of revenue was delayed from the second quarter of the prior year into the third quarter due to distribution interruptions caused by Hurricane Sandy.

Cost of Sales and Gross Profit:

Cost of sales for the second quarter of fiscal year 2014 increased 1% to $130.4 million, or 2% excluding the favorable impact of foreign exchange.  The increase was driven by incremental operating costs from recent acquisitions ($4 million), higher sales volume and higher royalty rates on society owned journals, partially offset by a reduction in costs due to the divestment of the consumer publishing programs ($8 million) and lower cost digital products.

Gross profit for the second quarter of fiscal year 2014 of 71.0% was 100 basis points higher than prior year due to the impact of the divested consumer publishing programs in fiscal year 2013 (90 basis points) and incremental revenue from higher-margin acquisitions (30 basis points), partially offset by higher royalty rates on society owned journals.

Operating and Administrative Expenses:

Operating and administrative expenses for the second quarter of fiscal year 2014 increased 6% to $237.5 million, or 7% excluding the favorable impact of foreign exchange.  The increase was mainly driven by incremental operating and administrative expenses from acquisitions ($14 million); higher employment costs ($8 million) due to merit increases and higher accrued incentive compensation; and higher technology costs ($7 million), partially offset by restructuring and other cost savings ($9 million) and a reduction related to the divestment of the consumer publishing programs ($4 million) in the prior year.

Restructuring Charges:

As previously announced in fiscal year 2013, the Company initiated a Restructuring and Reinvestment Program to restructure and realign the Company’s cost base with current and anticipated future market conditions. The Company is targeting that a majority of the anticipated cost savings will improve margins and earnings, while the remainder will be reinvested in high growth digital business opportunities. In the second quarter of fiscal year 2014, the Company recorded pre-tax restructuring charges of $15.3 million, or $10.4 million after tax ($0.17 per share) related to this Program which included accrued redundancy and separation benefits of $9.9 million, process reengineering consulting costs of $3.1 million and other costs of $2.3 million, mainly consisting of lease and other contract termination costs. Approximately $3.4 million, $2.1 million and $0.2 million of the restructuring charge was recorded within the Research, PD and Education reporting segments, respectively, with the remainder recognized in Shared Service costs. The cumulative charge recorded to-date related to the Restructuring and Reinvestment Program of $47.5 million is expected to be fully recovered by January 31, 2015.  The Company expects to record additional pre-tax restructuring charges for the remainder of fiscal year 2014 of approximately $10 million.

Impairment Charges:

In the second quarters of fiscal years 2014 and 2013, the Company recorded pre-tax impairment charges of $4.8 million and $15.5 million, respectively, which are described in more detail below:

Consumer Publishing Programs

The Company began accounting for its culinary, CliffsNotes, and Webster’s New World Dictionary publishing programs as Assets Held for Sale in the second quarter of fiscal year 2013 and recorded a pre-tax impairment charge of $12.1 million, or $7.5 million after tax ($0.12 per share) to reduce the carrying value of the assets within these programs to their fair value, based on the estimated sales price, less costs to sell. On November 5, 2012, the Company completed the sale of these publishing programs to Houghton Mifflin Harcourt for approximately $11.0 million in cash, which approximated the carrying value of related assets sold, of which $1.1 million is held in escrow related to standard commercial representations and warranties and is expected to be released to the Company by the end of fiscal year 2014.  In connection with the sale, the Company also entered into a transition services agreement which ended on March 5, 2013. In addition, in the second quarter of fiscal year 2013, the Company recorded a pre-tax impairment charge of $3.4 million, or $2.1 million after tax ($0.04 per share) to reduce the carrying value of inventory and royalty advances within its other consumer publishing programs to their estimated realizable value.

Technology Investments

In the second quarter of fiscal year 2014, the Company terminated a multi-year software development program for an internal operations application due to a change in the Company’s longer-term enterprise systems plans. As a result, the Company recorded an asset impairment charge for previously capitalized software costs related to the program of $4.8 million, or $3.4 million after tax ($0.06 per share).

Gain on Sale of Travel Publishing Program

On August 31, 2012, the Company sold its travel publishing program, including all of its interests in the Frommer’s, Unofficial Guides, and WhatsonWhen brands to Google, Inc. (“Google”) for $22 million in cash, of which $3.3 million is held in escrow related to standard commercial representations and warranties and is expected to be released to the Company by the end of fiscal year 2014. As a result, the Company recorded a $9.8 million pre-tax gain on the sale, or $6.2 million after tax ($0.10 per share), in the second quarter of fiscal year 2013.  In connection with the sale, the Company also entered into a transition services agreement which will end on December 31, 2013.

Amortization of Intangibles:

Amortization of intangibles increased $1.4 million to $11.0 million in the second quarter of fiscal year 2014 mainly driven by incremental amortization related to the fiscal year 2013 acquisition of Deltak.

--

Interest Expense/Income, Foreign Exchange and Other:

Interest expense for the second quarter of fiscal year 2014 increased $0.5 million to $3.4 million.  The increase was driven by higher average debt mainly due to acquisition financing ($1 million), partially offset by lower interest rates.  The Company’s average cost of borrowing during the second quarter of fiscal years 2014 and 2013 was 1.8% and 2.1%, respectively.

Provision for Income Taxes:

The effective tax rate for the second quarter of fiscal year 2014 was 22.5% compared to 27.3% in the prior year.  The decrease was driven by a $1.5 million net tax reserve release, a higher proportion of income from lower  tax jurisdictions and lower U.K. income tax rates.

Earnings Per Share:

Earnings per diluted share for the second quarter of fiscal year 2014 decreased 14% to $0.61 per share.  Excluding the favorable impact of foreign exchange ($0.01 per share); the current year restructuring charges ($0.17 per share); the current and prior year impairment charges ($0.06 per share and $0.16 per share, respectively); and the prior year gain on sale of the travel program ($0.10 per share), earnings per diluted share increased 8%. The increase was mainly driven by increased revenue, restructuring and other cost savings and lower income taxes, partially offset by higher technology and employment costs.

Second Quarter Segment Results
	For the Three Months
	Ended October 31,			% change
RESEARCH:	2013	2012	% change	w/o FX (a)

Revenue by Product/Service:
Journal Subscriptions	$164,119	$162,240	1%	2%
Print Books	31,069	34,661	-10%	-10%
Digital Books	9,383	6,471	45%	45%
Open Access	3,857	1,753	120%	117%
Other Publishing Income	44,519	44,706	0%	0%
Total Revenue	$252,947	$249,831	1%	2%

Cost of Sales	(68,935)	(65,921)	5%	5%

Gross Profit	$184,012	$183,910	0%	1%
Gross Profit Margin	72.7%	73.6%

Direct Expenses	(68,901)	(68,360)	1%	1%
Amortization of Intangibles	(6,965)	(6,558)	6%	8%
Restructuring Charges (see Note 6)	(3,401)	-
Direct Contribution to Profit	$104,745	$108,992	-4%	0%
Direct Contribution Margin	41.4%	43.6%

Shared Service Costs:
Distribution	(11,431)	(11,759)	-3%	-3%
Technology	(17,627)	(17,546)	0%	1%
Occupancy and Other	(5,410)	(6,051)	-11%	-9%
Contribution to Profit	$70,277	$73,636	-5%	1%
Contribution Margin	27.8%	29.5%

(a) Adjusted to exclude the fiscal year 2014 Restructuring Charge

Revenue:

Research revenue for the second quarter of fiscal year 2014 increased 1% to $252.9 million, or 2% excluding the unfavorable impact of foreign exchange. The growth was driven by Journal Subscriptions, Digital Books and revenue from Open Access fees, partially offset by a decline in Print Books. Journal Subscription revenue growth was driven by new society business ($2 million) and other ($1 million, mainly the timing of journal production scheduling). The decline in Print Books ($4 million) was partially offset by growth in Digital Books ($3 million) reflecting the Company’s continued transition to digital products. For the second quarter of fiscal year 2014, Print Book revenue represented 12% of total Research revenue as compared to 14% in the prior year. Open Access revenue, which represents article publication fees from authors that provide immediate free access to the author’s article on the Company’s website, grew $2.1 million during the quarter. Other Publishing Income primarily includes journal page and color charges, advertising, sale of rights, journal backfiles and reprints.

Revenue by Subject and Region is as follows:
	For the Three Months
	Ended October 31,		% of	% change
	2013	2012	Revenue	w/o FX
Revenue by Subject Category:
Medicine	$72.1	$72.8	29%	1%
Physical Sciences & Engineering	70.2	70.3	28%	-2%
Life Sciences	63.2	58.1	25%	10%
Social Sciences & Humanities	46.2	47.5	18%	-1%
Other	1.2	1.1	0%	0%
Total Revenue	$252.9	$249.8	100%	2%

Revenue by Region
Americas	$98.0	$93.0	39%	5%
EMEA	140.9	141.6	56%	0%
Asia-Pacific	14.0	15.2	5%	1%
Total Revenue	$252.9	$249.8	101%	2%

The growth in Life Sciences revenue was mainly driven by the acquisition of publication rights from the American Geophysical Union (“AGU”) in the prior year. AGU is the world’s leading society of Earth and space science.

Cost of Sales:

Cost of Sales for the second quarter of fiscal year 2014 increased 5% to $68.9 million mainly due to higher royalty rates on society business ($3 million).

Gross Profit:

Gross Profit Margin for the second quarter of fiscal year 2014 of 72.7% was 90 basis points lower than prior year mainly due to higher royalty rates on new society journals (140 basis points), partially offset by higher margin digital products (50 basis points).

Direct Expenses and Amortization:

Direct Expenses for the second quarter of fiscal year 2014 of $68.9 million increased 1% from prior year reflecting higher accrued incentive compensation ($1 million) and higher editorial costs associated with new society business ($1 million), partially offset by restructuring and other cost savings ($1 million).

Amortization of Intangibles increased $0.4 million to $7.0 million in the second quarter of fiscal year 2014 mainly due to the acquisition of publication rights for new society journals.

Contribution to Profit:

Contribution to Profit for the second quarter of fiscal year 2014 decreased 5% to $70.3 million, but increased 1% excluding the unfavorable impact of foreign exchange and the current year Restructuring Charges.  Contribution Margin decreased 170 basis points to 27.8%, or 30 basis points excluding Restructuring Charges, mainly driven by higher royalty rates on society-owned journal business, partially offset by lower occupancy/facility costs due to duplicate rent in the prior year as the Company was transitioning to new facilities.

Society Partnerships
•	2 new society journals were signed during the second quarter with combined annual revenue of approximately $8 million
•	13 renewals/extensions were signed with approximately $11 million in combined annual revenue
•	There were no society contracts lost during the quarter.

Other Developments
•
Wiley and Information Handling Services Inc. (NYSE: IHS), a global informatics company, announced a licensing agreement in August. Under the agreement, IHS will add Wiley digital books, databases and major reference works to IHS’s collection of technical documents spanning engineering standards and related industry and technical knowledge.

	For the Three Months
	Ended October 31,			% change
PROFESSIONAL DEVELOPMENT (PD):	2013	2012	% change	w/o FX (a)

Revenue by Product/Service:
Print Books	$61,636	$62,152	-1%	0%
Digital Books	12,549	9,799	28%	30%
Online Training & Assessment	9,838	6,818	44%	44%
Other Publishing Income	8,522	8,410	1%	1%
Divested Consumer Publishing Programs	-	14,102
Total Revenue	$92,545	$101,281	-9%	-8%

Cost of Sales	(29,410)	(36,221)	-19%	-18%

Gross Profit	$63,135	$65,060	-3%	-2%
Gross Profit Margin	68.2%	64.2%

Direct Expenses	(32,476)	(37,440)	-13%	-13%
Amortization of Intangibles	(1,640)	(1,965)	-17%	-17%
Restructuring Charges (see Note 6)	(2,114)	-
Impairment Charges (See Note 9)	-	(15,521)
Gain on Sale of Travel Publishing Program (See Note 8)	-	9,829
Direct Contribution to Profit	$26,905	$19,963	35%	14%
Direct Contribution Margin	29.1%	19.7%

Shared Services and Administrative Costs:
Distribution	(9,098)	(10,367)	-12%	-11%
Technology Services	(7,894)	(7,252)	9%	9%
Occupancy and Other	(2,852)	(3,249)	-12%	-12%
Contribution to Profit (Loss)	$7,061	$(905)	880%	94%
Contribution Margin	7.6%	-0.9%

(a) Adjusted to exclude the fiscal year 2014 Restructuring Charge and the fiscal year 2013 Impairment Charge and Gain on Sale of Travel Publishing Program

Revenue:

PD revenue for the second quarter of fiscal year 2014 decreased 9% to $92.5 million, or 8% excluding the unfavorable impact of foreign exchange.  The decline was driven by the divestment of the consumer publishing program in fiscal year 2013 ($14 million), partially offset by growth in Digital Books ($3 million) and Online Training and Assessment revenue ($3 million). Print Book revenue of $61.6 million decreased 1% in the second quarter of fiscal year 2014, but was flat excluding the unfavorable impact of foreign exchange as growth in Business titles were offset by a decline in Technology due to recent industry software releases achieving limited commercial success. The growth in Business was driven by increased sales of accounting and other general business titles. Prior year revenue was impacted by approximately $2 million of book distribution delays caused by Hurricane Sandy. Growth in Digital Books reflects the Company’s ongoing transition to digital products. Online Training and Assessment revenue growth reflects incremental revenue from the ELS acquisition in the prior year ($2 million) and Inscape revenue growth ($1 million).

Revenue by Subject and region is as follows:
	For the Three Months
	Ended October 31,		% of	% change
	2013	2012	Revenue	w/o FX
Revenue by Subject Category:
Business	$43.3	$38.1	47%	14%
Technology	18.3	19.9	20%	-7%
Consumer	9.9	10.0	11%	-1%
Professional Education	7.6	6.8	8%	12%
Architecture	6.6	6.3	7%	6%
Psychology	4.6	3.3	5%	39%
Other	2.2	2.8	2%	-18%
Divested Consumer Publishing Programs	-	14.1
Total Revenue	$92.5	$101.3	100%	-8%

Revenue by Region:
Americas	$73.5	$78.9	79%	-7%
EMEA	13.3	14.7	14%	-10%
Asia-Pacific	5.7	7.7	6%	-21%
Total Revenue	$92.5	$101.3	100%	-8%

Cost of Sales:

Cost of Sales for the second quarter of fiscal year 2014 decreased 19% to $29.4 million, or 18% excluding the favorable impact of foreign exchange.  The decline was driven by the divested consumer publishing programs ($8 million), partially offset by higher sales volume ($1 million) across the continuing business.

Gross Profit:

Gross Profit Margin increased from 64.2% to 68.2% in the second quarter of fiscal year 2014. The improvement was mainly driven by the divestment of low margin consumer publishing programs in fiscal year 2013 (360 basis points) and higher margin revenue from the ELS acquisition (40 basis points).

Direct Expenses and Amortization:

Direct Expenses for the second quarter of fiscal year 2014 declined 13% to $32.5 million.  The decrease was driven by the divestment of the consumer publishing programs ($4 million) and restructuring programs and other cost containment initiatives ($4 million), partially offset by incremental costs from the ELS acquisition ($2 million).

Amortization of Intangibles decreased $0.3 million to $1.6 million in the second quarter of fiscal year 2014 principally due to the divestment of intangible assets related to the consumer publishing programs.

Contribution to Profit (Loss):

Contribution to Profit (Loss) was $7.1 million in the second quarter of fiscal year 2014 compared to a loss of $0.9 million in the prior year period. Contribution Margin increased to 7.6% in the second quarter of fiscal year 2014. Excluding the current year Restructuring Charge, the prior year Impairment Charge and the Gain on Sale of the Travel Publishing Program, Contribution Margin increased 530 basis points mainly due to the divestment of the consumer publishing programs in fiscal year 2013 and restructuring and other cost savings.

	For the Three Months
	Ended October 31,			% change
EDUCATION:	2013	2012	% change	w/o FX (a)

Revenue by Product/Service:
Print Textbooks	$45,184	$49,114	-8%	-6%
Binder and Custom Products	14,788	10,644	39%	40%
Online Program Management (Deltak)	16,542	-
Digital Books	9,367	6,201	51%	55%
WileyPLUS	15,914	12,757	25%	26%
Other Publishing Income	1,866	1,927	-3%	0%
Total Revenue	$103,661	$80,643	29%	30%

Cost of Sales	(32,007)	(27,412)	17%	19%

Gross Profit	$71,654	$53,231	35%	36%
Gross Profit Margin	69.1%	66.0%

Direct Expenses	(31,847)	(23,305)	37%	38%
Amortization of Intangibles	(2,381)	(1,055)	126%	126%
Restructuring Charges (see Note 6)	(210)	-
Direct Contribution to Profit	$37,216	$28,871	29%	31%
Direct Contribution Margin	35.9%	35.8%

Shared Service Costs:
Distribution	(3,739)	(3,779)	-1%	2%
Technology Services	(8,639)	(7,138)	21%	22%
Occupancy and Other	(2,230)	(1,811)	23%	29%
Contribution to Profit	$22,608	$16,143	40%	43%
Contribution Margin	21.8%	20.0%

(a) Adjusted to exclude the fiscal year 2014 Restructuring Charge

Revenue:

Education revenue for the second quarter of fiscal year 2014 increased 29% to $103.7 million, or 30% excluding the unfavorable impact of foreign exchange.  Incremental revenue from the Deltak acquisition ($17 million), growth in Binder and Custom Products ($4 million), Digital Books ($3 million) and WileyPLUS ($3 million), partially offset a decline in Print Textbooks ($4 million). The decline in Print Textbooks reflects the transition to custom and digital products.  Contributing to second quarter growth was the favorable impact of later ordering in the current year due to late semester starts in the US and the shift to digital formats, which pushed revenue into the second quarter.  Second quarter revenue comparisons include the favorable impact of $2 million of sales delayed in the prior year due to Hurricane Sandy, in addition to earlier-than-usual ordering in the Australia schools business in the current year.

WileyPLUS revenue is earned ratably over the school semester. Unearned deferred WileyPLUS revenue as of October 31, 2013 was $16.3 million as compared to $13.3 million as of October 31, 2012.

Revenue by Subject and Region is as follows:
	For the Three Months
	Ended October 31,		% of	% change
	2013	2012	Revenue	w/o FX
Revenue by Subject Category:
Business	$22.1	$19.7	21%	13%
Sciences	20.0	16.6	19%	21%
Social Sciences	14.1	13.7	14%	4%
Engineering & Computer Science	12.2	13.0	12%	-5%
Mathematics & Statistics	8.5	8.2	8%	5%
Schools (Australia K-12)	6.2	5.1	6%	35%
Online Program Management (Deltak)	16.5	-	16%
Other	4.1	4.3	4%	-28%
Total Revenue	$103.7	$80.6	100%	30%

Revenue by Region:
Americas	$85.3	$61.7	82%	39%
EMEA	6.9	7.1	7%	-3%
Asia-Pacific	11.5	11.8	11%	5%
Total Revenue	$103.7	$80.6	100%	30%

Cost of Sales:

Cost of Sales for the second quarter of fiscal year 2014 increased 17% to $32.0 million, or 19% excluding the favorable impact of foreign exchange.  The increase was mainly driven by incremental costs from the Deltak acquisition ($4 million) and higher sales volume ($3 million), partially offset by lower cost digital products.

Gross Profit:

Gross Profit Margin for the second quarter of fiscal year 2014 improved 310 basis points to 69.1% principally due to higher margin incremental revenue from the Deltak acquisition (140 basis points) and higher margins from other digital revenue growth.

Direct Expenses and Amortization:

Direct Expenses increased 37% to $31.8 million in the second quarter of fiscal year 2014. The increase was mainly driven by incremental costs from the Deltak acquisition ($11 million), partially offset by restructuring and other cost savings ($2 million).

Amortization of Intangibles increased $1.3 million to $2.4 million in the second quarter of fiscal year 2014 primarily due to acquired intangible assets associated with Deltak.

Contribution to Profit

Contribution to Profit for the second quarter of fiscal year 2014 increased 40% to $22.6 million, or 43% excluding the unfavorable impact of foreign exchange and the current year Restructuring Charges. Contribution Margin increased 180 basis points to 21.8% in the second quarter of fiscal year 2014 mainly driven by growth in custom and digital products and restructuring and other cost savings, partially offset by Deltak’s continued investment in new university programs that are not yet generating revenue and higher Technology costs.

Deltak Update

Deltak accounted for 16% of total revenue in the quarter, or $16.5 million. The Company signed one additional university partner during the quarter, bringing the total number of schools under contract to 34. In addition, Deltak and Purdue University have partnered in the launch of Purdue NexT, online course offerings available globally that focus on upper-level engineering, science, and technology disciplines. The courses are marketed to three distinct markets: individuals looking to enhancing their skills and job prospects; institutions looking to augment their scientific and engineering curriculum content; and businesses looking to raise employee skill levels in keys engineering disciplines. As of October 31, 2013, Deltak had 107 programs generating revenue and 43 programs under contract and in development but not yet generating revenue. At the time of the Deltak acquisition in October 2012, there were 95 programs generating revenue and 12 programs under contract and in development but not yet generating revenue.
	For the Three Months
	Ended October 31,			% change
SHARED SERVICES AND ADMINISTRATIVE COSTS:	2013	2012	% change	w/o FX (a)

Distribution	$24,469	$25,785	-5%	-4%
Technology	45,153	36,209	25%	25%
Finance	11,001	10,601	4%	5%
Other Administration	23,679	22,290	6%	7%
Restructuring Charges (see Note 6)	9,591	-
Impairment Charges (see Note 9)	4,786	-
Total	$118,679	$94,885	25%	11%

(a) Adjusted to exclude the fiscal year 2014 Restructuring and Impairment Charges

Shared Services and Administrative Costs for the second quarter of fiscal year 2014 increased 25% to $118.7 million, or 11% excluding the favorable impact of foreign exchange and the fiscal year 2014 Restructuring and Impairment Charges. Higher Technology costs to support transformation initiatives ($9 million) and incremental costs from the Deltak acquisition ($1 million) were partially offset by lower Distribution costs due to lower print volume ($1 million). The second quarter of fiscal year 2014 includes approximately $2.5 million of restructuring and other cost savings programs offset by higher accrued incentive costs.

RESULTS OF OPERATIONS – SIX MONTHS ENDED OCTOBER 31, 2013

Throughout this report, references to variances “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses.  Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location. For the first six months of fiscal years 2014 and 2013, the average exchange rates to convert British pounds sterling to U.S. dollars were 1.56 and 1.58, respectively.  The average exchange rates to convert euros into U.S. dollars for the same periods were 1.32 and 1.27, respectively. Unless otherwise noted, all variance explanations below are on a currency neutral basis.

Revenue:

Revenue for the first half of fiscal year 2014 increased 2% to $860.2 million, or 3% excluding the unfavorable impact of foreign exchange.  The growth reflects incremental revenue from the Deltak and ELS acquisitions in the prior year ($35 million); growth in journal subscriptions ($10 million) and open access fees ($5 million) in Research; sales of binder and custom products ($4 million) and WileyPLUS ($3 million) in Education; and growth in digital books in each of the Company’s three core businesses ($13 million), partially offset by a reduction in revenue due to the divestment of the consumer publishing programs in fiscal year 2013 ($27 million) and lower print book revenue in each of the three businesses ($23 million). Approximately $4 million of revenue was delayed from the second quarter of the prior year into the third quarter due to distribution interruptions caused by Hurricane Sandy.

Cost of Sales and Gross Profit:

Cost of sales for the first six months of fiscal year 2014 decreased 3% to $250.1 million, or 2% excluding the favorable impact of foreign exchange. The decrease reflects a reduction in costs due to the divestment of the consumer publishing programs ($16 million) and lower cost digital products, partially offset by incremental operating costs from recent acquisitions ($9 million), higher sales volume and higher royalty rates on society owned journals.

Gross profit for the first half of fiscal year 2014 of 70.9% was 140 basis points higher than prior year due to the impact of the divested consumer publishing programs in fiscal year 2013 (100 basis points), incremental revenue from higher-margin acquisitions (20 basis points) and lower cost digital products.

Operating and Administrative Expenses:

Operating and administrative expenses for the first six months of fiscal year 2014 increased 5% to $474.5 million.  The increase was mainly driven by incremental operating and administrative expenses from acquisitions ($26 million); higher technology costs ($12 million); and higher employment costs ($11 million) mainly due to merit increases and accrued incentive compensation; partially offset by restructuring and other cost savings initiatives ($15 million) and a reduction related to the divestment of the consumer publishing programs ($9 million).

Restructuring Charges:

In the first half of fiscal years 2014 and 2013, the Company recorded pre-tax restructuring charges of $23.1 million and $4.8 million, respectively, which are described in more detail below:

Restructuring and Reinvestment Program

In fiscal year 2013, the Company initiated a program (the “Restructuring and Reinvestment Program”) to restructure and realign its cost base with current and anticipated future market conditions.  The Company is targeting that a majority of the anticipated cost savings will improve margins and earnings, while the remainder will be reinvested in high growth digital business opportunities. In the first six months of fiscal year 2014, the Company recorded a restructuring charge of $23.1 million, or $15.3 million after tax ($0.26 per share) which includes accrued redundancy and separation benefits of $14.9 million, process reengineering consulting costs of $5.6 million and other costs of $2.5 million which mainly consist of lease and other contract termination costs.  Approximately $5.4 million, $5.7 million and $0.3 million of the restructuring charge was recorded within the Research, PD and Education reporting segments, respectively, with the remainder recognized in Shared Service costs.  The cumulative charge recorded to-date related to the Restructuring and Reinvestment Program of $47.5 million is expected to be fully recovered by January 31, 2015. The Company expects to record additional restructuring charges for the remainder of fiscal year 2014 of approximately $10 million.

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

Impairment Charges:

In the first half of fiscal years 2014 and 2013, the Company recorded pre-tax impairment charges of $4.8 million and $15.5 million, respectively, which are described in more detail below:

Consumer Publishing Programs

The Company began accounting for its culinary, CliffsNotes, and Webster’s New World Dictionary publishing programs as Assets Held for Sale in the second quarter of fiscal year 2013 and recorded a pre-tax impairment charge of $12.1 million, or $7.5 million after tax ($0.12 per share) to reduce the carrying value of the assets within these programs to their fair value, based on the estimated sales price, less costs to sell.  On November 5, 2012, the Company completed the sale of these publishing programs to Houghton Mifflin Harcourt for approximately $11.0 million in cash, which approximated the carrying value of related assets sold, of which $1.1 million is held in escrow related to standard commercial representations and warranties and is expected to be released to the Company by the end of fiscal year 2014.  In connection with the sale, the Company also entered into a transition services agreement which ended on March 5, 2013. In addition, in the second quarter of fiscal year 2013, the Company recorded a pre-tax impairment charge of $3.4 million, or $2.1 million after tax ($0.04 per share) to reduce the carrying value of inventory and royalty advances within its other consumer publishing programs to their estimated realizable value.

Technology Investments

In the second quarter of fiscal year 2014, the Company terminated a multi-year software development program for an internal operations application due to a change in the Company’s longer-term enterprise systems plans. As a result, the Company recorded an asset impairment charge for previously capitalized software costs related to the program of $4.8 million, or $3.4 million after tax ($0.06 per share).

Gain on Sale of Travel Publishing Program

On August 31, 2012, the Company sold its travel publishing program, including all of its interests in the Frommer’s, Unofficial Guides, and WhatsonWhen brands to Google, Inc. (“Google”) for $22 million in cash, of which $3.3 million is held in escrow related to standard commercial representations and warranties and is expected to be released to the Company by the end of fiscal year 2014. As a result, the Company recorded a $9.8 million pre-tax gain on the sale, or $6.2 million after tax ($0.10 per share), in the second quarter of fiscal year 2013.  In connection with the sale, the Company also entered into a transition services agreement which will end on December 31, 2013.

Amortization of Intangibles:

Amortization of intangibles increased $2.7 million to $21.9 million for the first six months of fiscal year 2014 mainly driven by incremental amortization related to the fiscal year 2013 acquisition of Deltak.

Interest Expense/Income, Foreign Exchange and Other:

Interest expense for the first half of fiscal year 2014 increased $1.1 million to $6.9 million.  The increase was driven by higher average debt mainly due to acquisition financing ($2 million), partially offset by lower interest rates.  The Company’s average cost of borrowing during the first half of fiscal years 2014 and 2013 was 1.9% and 2.1%, respectively.

Provision for Income Taxes:

The effective tax rate for the first six months of fiscal year 2014 was 10.7% compared to a 18.4% in the prior year.  During the first quarters of fiscal years 2014 and 2013, the Company recorded non-cash deferred tax benefits of $10.6 million ($0.18 per share) and $8.4 million ($0.14 per share), respectively, principally associated with new tax legislation enacted in the United Kingdom (U.K.) that reduced the U.K. statutory income tax rates by 3% and 2%, respectively. The benefits recognized by the Company reflect the measurement of all applicable U.K. deferred tax balances to the new income tax rates of 21% effective April 1, 2014 and 20% effective April 1, 2015.  Excluding the impact of the tax benefits described above, the Company’s effective tax rate decreased from 27.0% to 23.9% principally due to a higher proportion of income from lower tax jurisdictions; lower U.K. income tax rates and a $1.5 million net tax reserve release.

Earnings Per Share:

Earnings per diluted share for the first half of fiscal year 2014 decreased 7% to $1.22 per share.  Excluding the unfavorable impact of foreign exchange ($0.01 per share); the current and prior year restructuring charges ($0.26 per share and $0.06 per share, respectively); the current and prior year impairment charges ($0.06 per share and $0.16 per share, respectively); the prior year gain on sale of the travel program ($0.10 per share); and the current and prior year deferred tax benefits related to the changes in U.K. corporate income tax rates ($0.18 per share and $0.14 per share, respectively), earnings per diluted share increased 6%. The increase was mainly driven by increased revenue, restructuring and other cost savings and lower income taxes, partially offset by higher technology and employment costs.

Segment Results for the Six Months Ended October 31, 2013

	For the Six Months
	Ended October 31,			% change
RESEARCH:	2013	2012	% change	w/o FX (a)

Revenue by Product/Service:
Journal Subscriptions	$324,339	$317,843	2%	3%
Print Books	58,493	64,201	-9%	-8%
Digital Books	18,952	14,038	35%	36%
Open Access	7,191	2,381	202%	200%
Other Publishing Income	89,760	87,314	3%	4%
Total Revenue	$498,735	$485,777	3%	4%

Cost of Sales	(135,543)	(131,025)	3%	5%

Gross Profit	$363,192	$354,752	2%	3%
Gross Profit Margin	72.8%	73.0%

Direct Expenses	(137,421)	(138,482)	-1%	0%
Amortization of Intangibles	(13,811)	(13,049)	6%	7%
Restructuring Charges (see Note 6)	(5,372)	(2,966)
Direct Contribution to Profit	$206,588	$200,255	3%	5%
Direct Contribution Margin	41.4%	41.2%

Shared Service Costs:
Distribution	(22,703)	(23,318)	-3%	-2%
Technology	(36,580)	(33,219)	10%	10%
Occupancy and Other	(10,874)	(11,770)	-8%	-7%
Contribution to Profit	$136,431	$131,948	3%	6%
Contribution Margin	27.4%	27.2%

(a) Adjusted to exclude the fiscal year 2014 and 2013 Restructuring Charges

Revenue:

Research revenue for the first six months of fiscal year 2014 increased 3% to $498.7 million, or 4% excluding the unfavorable impact of foreign exchange.  The growth was driven by Journal Subscriptions, Digital Books and revenue from Open Access fees, partially offset by a decline in Print Books. Journal Subscription revenue growth was driven by new subscriptions ($6 million) and new society business ($4 million).  The decline in Print Books ($6 million) was partially offset by growth in Digital Books ($5 million) reflecting the Company’s continued transition to digital products. Open Access revenue, which represents article publication fees from authors that provide immediate free access to the author’s article on the Company’s website, grew $4.8 million during the first six months of fiscal year 2014. Other Publishing Income primarily includes journal page and color charges, advertising, sale of rights, journal backfiles and reprints.

Revenue by Subject and Region is as follows:

	For the Six Months
	Ended October 31,		% of	% change
	2013	2012	Revenue	w/o FX
Revenue by Subject Category:
Medicine	$144.7	$143.5	29%	3%
Physical Sciences & Engineering	137.8	135.9	28%	0%
Life Sciences	124.9	113.5	25%	11%
Social Sciences & Humanities	89.3	91.0	18%	0%
Other	2.0	1.9	0%	5%
Total Revenue	$498.7	$485.8	100%	4%

Revenue by Region (a):
Americas	$197.7	$183.9	40%	8%
EMEA	274.0	272.2	55%	1%
Asia-Pacific	27.0	29.7	5%	-2%
Total Revenue	$498.7	$485.8	100%	4%

The growth in Life Sciences revenue was mainly driven by the acquisition of publication rights from the American Geophysical Union (“AGU”) in the prior year. AGU is the world’s leading society of Earth and space science.

Cost of Sales:

Cost of Sales for the first six months of fiscal year 2014 increased 3% to $135.5 million, or 5% excluding the favorable impact of foreign exchange.  The increase was mainly driven by higher royalties on society business  ($5 million) and higher Journal Subscription volume ($4 million), partially offset by lower cost digital products ($3 million).

Gross Profit:

Gross Profit Margin for the first half of fiscal year 2014 of 72.8% was 20 basis points lower than prior year mainly due to higher royalty rates on new society journals (90 basis points), partially offset by higher margin digital products (70 basis points).

Direct Expenses and Amortization:

Direct Expenses for the first six months of fiscal year 2014 of $137.4 million decreased 1% from prior year, but were flat excluding the favorable impact of foreign exchange. Restructuring and other cost savings ($3 million) were offset by higher editorial costs ($1 million) reflecting new society business, merit increases and higher accrued incentive compensation.

Amortization of Intangibles increased $0.8 million to $13.8 million for the first six months of fiscal year 2014 mainly due to the acquisition of publication rights for new society journals.

Contribution to Profit:

Contribution to Profit for the first half of fiscal year 2014 increased 3% to $136.4 million, or 6% excluding the unfavorable impact of foreign exchange and the current and prior year Restructuring Charges.  Contribution Margin increased 20 basis points to 27.4%, or 70 basis points excluding Restructuring Charges. Restructuring and other cost savings; lower Distribution costs due to a reduction in print sales volume; and lower occupancy/facility costs due to duplicate rent in the prior year as the Company was transitioning to new facilities was partially offset by lower Gross Profit Margins and higher Technology costs.

Society Partnerships
•	5 new society journals were signed during the first six months of fiscal year 2014 with combined annual revenue of approximately $9 million
•	19 renewals/extensions were signed with approximately $13 million in combined annual revenue
•	3 journal society contracts were not renewed with combined annual revenue of approximately $2 million

	For the Six Months
	Ended October 31,			% change
PROFESSIONAL DEVELOPMENT (PD):	2013	2012	% change	w/o FX (a)

Revenue by Product/Service:
Print Books	$118,635	$127,603	-7%	-7%
Digital Books	22,893	18,294	25%	26%
Online Training & Assessment	17,921	13,711	31%	31%
Other Publishing Income	17,182	17,145	0%	1%
Divested Consumer Publishing Programs	-	26,501
Total Revenue	$176,631	$203,254	-13%	-13%

Cost of Sales	(56,039)	(73,738)	-24%	-24%

Gross Profit	$120,592	$129,516	-7%	-6%
Gross Profit Margin	68.3%	63.7%

Direct Expenses	(66,579)	(77,415)	-14%	-14%
Amortization of Intangibles	(3,327)	(3,986)	-17%	-17%
Restructuring Charges (See Note 6)	(5,667)	(1,254)
Impairment Charges (See Note 9)	-	(15,521)
Gain on Sale of Travel Publishing Program (See Note 8)	-	9,829
Direct Contribution to Profit	$45,019	$41,169	9%	6%
Direct Contribution Margin	25.5%	20.3%

Shared Services and Administrative Costs:
Distribution	(18,541)	(20,741)	-11%	-10%
Technology Services	(15,717)	(14,424)	9%	9%
Occupancy and Other	(5,577)	(6,585)	-15%	-15%
Contribution to Profit (Loss)	$5,184	$(581)	992%	74%
Contribution Margin	2.9%	-0.3%

(a) Adjusted to exclude the fiscal year 2014 and 2013 Restructuring Charges and the fiscal year 2013 Impairment Charges and Gain on Sale of Travel Publishing Program

Revenue:

PD revenue for the first half of fiscal year 2014 decreased 13% to $176.6 million. The decline was driven by the divestment of the consumer publishing programs in fiscal year 2013 ($27 million) and other declines in Print Book revenue ($8 million), partially offset by growth in Digital Books ($5 million) and Online Training and Assessment revenue ($4 million).  Print Book revenue of $118.6 million decreased 7% in the first six months of fiscal year 2014, reflecting the transition to Digital Books and a decline in the Technology category due to recent industry software releases achieving limited commercial success. Approximately $2.0 million of revenue was delayed until November in the prior year due to distribution interruptions caused by Hurricane Sandy. Online Training and Assessment revenue growth reflects incremental revenue from the ELS acquisition ($4 million) in the prior year.

Revenue by Subject and Region is as follows:
	For the Six Months
	Ended October 31,		% of	% change
	2013	2012	Revenue	w/o FX
Revenue by Subject Category:
Business	81.0	$77.3	46%	5%
Technology	35.5	39.2	20%	-9%
Consumer	19.8	21.1	11%	-6%
Professional Education	16.2	15.4	9%	5%
Architecture	11.6	12.4	7%	-6%
Psychology	8.2	6.7	5%	22%
Other	4.3	4.7	2%	-4%
Divested Consumer Publishing Programs	-	26.5
Total Revenue	$176.6	$203.3	100%	-13%

Revenue by Region:
Americas	$139.4	$161.8	79%	-14%
EMEA	25.5	26.5	14%	-3%
Asia-Pacific	11.7	15.0	7%	-18%
Total Revenue	$176.6	$203.3	100%	-13%

Cost of Sales:

Cost of Sales for the first six months of fiscal year 2014 decreased 24% to $56.0 million.  The decline was driven by the divested consumer publishing programs ($16 million) and lower sales volume ($1 million), partially offset by incremental costs associated with the ELS acquisition in the prior year ($1 million).

Gross Profit:

Gross Profit Margin increased from 63.7% to 68.3% in the first half of fiscal year 2014. The improvement was mainly driven by the divestment of low margin consumer publishing programs in fiscal year 2013 (380 basis points), higher margin revenue from the ELS acquisition (30 basis points) and Digital Books (50 basis points).

Direct Expenses and Amortization:

Direct Expenses for the first six months of fiscal year 2014 declined 14% to $66.6 million.  The decrease was driven by the divestment of the consumer publishing programs ($9 million) and restructuring and other cost savings ($5 million), partially offset by incremental costs from the ELS acquisition ($3 million).

Amortization of Intangibles decreased $0.7 million to $3.3 million in the first half of fiscal year 2014 principally due to the divestment of intangible assets related to the consumer publishing programs.

Contribution to Profit (Loss):

Contribution to Profit (Loss) increased to a profit of $5.2 million in the first six months of fiscal year 2014 compared to a loss of $0.6 million in the prior year. Contribution Margin increased from (0.3%) to 2.9% in the first half of fiscal year 2014.  Excluding the current and prior year Restructuring Charges, the prior year Impairment Charge and the Gain on Sale of the Travel Publishing Program, Contribution Margin increased 310 basis points. Gross Profit Margin improvement, cost savings resulting from the Company’s restructuring programs and lower occupancy/facility costs due to duplicate rent in the prior year as the Company was transitioning to new facilities, partially offset by higher Technology costs.

	For the Six Months
	Ended October 31,			% change
EDUCATION:	2013	2012	% change	w/o FX (a)

Revenue by Product/Service:
Print Textbooks	$86,574	$97,480	-11%	-10%
Binder and Custom Products	31,074	26,797	16%	16%
Online Program Management (Deltak)	31,251	-
Digital Books	13,560	10,199	33%	35%
WileyPLUS	17,012	13,551	26%	26%
Other Publishing Income	5,336	5,431	-2%	4%
Total Revenue	$184,807	$153,458	20%	22%

Cost of Sales	(58,561)	(52,035)	13%	14%

Gross Profit	$126,246	$101,423	24%	26%
Gross Profit Margin	68.3%	66.1%

Direct Expenses	(63,043)	(48,269)	31%	32%
Amortization of Intangibles	(4,763)	(2,211)	115%	115%
Restructuring Charges (see Note 6)	(258)	(169)
Direct Contribution to Profit	$58,182	$50,774	15%	16%
Direct Contribution Margin	31.5%	33.1%

Shared Service Costs:
Distribution	(7,743)	(7,572)	2%	5%
Technology Services	(17,373)	(14,499)	20%	21%
Occupancy and Other	(4,424)	(3,695)	20%	20%
Contribution to Profit	$28,642	$25,008	15%	17%
Contribution Margin	15.5%	16.3%

(a) Adjusted to exclude the fiscal year 2014 and 2013 Restructuring Charges

Revenue:

Education revenue for the first six months of fiscal year 2014 increased 20% to $184.8 million, or 22% excluding the unfavorable impact of foreign exchange.  The growth was driven by incremental revenue from the Deltak acquisition ($31 million), growth in Binder and Custom Products ($4 million), Digital Books ($3 million) and WileyPLUS ($3 million), partially offset a decline in Print Textbooks ($11 million). The decline in Print Textbooks reflects the transition to custom and digital products and additional pressure from university bookstores increased emphasis on inventory management. The six month Print Textbook results also reflect the favorable impact $1.5 million of sales delayed in the prior year due to distribution interruptions caused by Hurricane Sandy, in addition to earlier-than-usual ordering in the Austrailia school business in the current year.

Revenue by Subject and Region is as follows:
	For the Six Months
	Ended October 31,		% of	% change
	2013	2012	Revenue	w/o FX
Revenue by Subject Category:
Business	$40.1	$37.8	22%	7%
Sciences	37.0	36.3	20%	2%
Social Sciences	25.8	26.6	14%	-2%
Engineering & Computer Science	19.9	23.1	11%	-13%
Mathematics & Statistics	15.1	14.4	8%	6%
Schools (Australia K-12)	10.4	8.1	6%	42%
Online Program Management (Deltak)	31.3	-	17%
Other	5.2	7.2	2%	-42%
Total Revenue	$184.8	$153.5	100%	22%

Revenue by Region:
Americas	$148.9	$116.8	81%	28%
EMEA	11.4	11.9	6%	-3%
Asia-Pacific	24.5	24.8	13%	6%
Total Revenue	$184.8	$153.5	100%	22%

Cost of Sales:

Cost of Sales for the first six months of fiscal year 2014 increased 13% to $58.6 million. The increase was mainly driven by incremental costs from the Deltak acquisition ($8 million), partially offset by lower cost digital products.

Gross Profit:

Gross Profit Margin for the first half of fiscal year 2014 improved 220 basis points to 68.3% principally due to the Deltak acquisition (130 basis points) and growth in higher margin digital products.

Direct Expenses and Amortization:

Direct Expenses increased 31% to $63.0 million in the first six months of fiscal year 2014. The increase was due to incremental costs from the Deltak acquisition ($20 million), partially offset by cost savings resulting from the Company’s restructuring and other cost savings ($4 million).

Amortization of Intangibles increased $2.6 million to $4.8 million in the first half of fiscal year 2014 primarily due to acquired intangible assets associated with Deltak.

Contribution to Profit:

Contribution to Profit for the first six months of fiscal year 2014 increased 15% to $28.6 million, or 17% excluding the unfavorable impact of foreign exchange and the current and prior year Restructuring Charges. Contribution Margin decreased 80 basis points to 15.5% due to Deltak’s continued investment in new university programs that are not yet generating revenue, lower Print Textbook revenue and higher Technology costs, partially offset by growth in digital products and WileyPLUS.

	For the Six Months
	Ended October 31,			% change
SHARED SERVICES AND ADMINISTRATIVE COSTS:	2013	2012	% change	w/o FX (a)

Distribution	$48,979	$51,485	-5%	-4%
Technology	90,010	72,525	24%	25%
Finance	21,332	20,990	2%	3%
Other Administration	47,157	44,810	5%	6%
Restructuring Charges (see Note 6)	11,774	452
Impairment Charges (see Note 9)	4,786	-
Total	$224,038	$190,262	18%	10%

(a) Adjusted to exclude the fiscal year 2014 and 2013 Restructuring Charges and the fiscal year 2014 Impairment Charge

Shared Services and Administrative Costs for the first half of fiscal year 2014 increased 18% to $224.0 million, or 10% excluding the favorable impact of foreign exchange and the Restructuring and Impairment Charges. Higher Technology costs to support transformation initiatives ($17 million) and incremental costs from the Deltak acquisition ($3 million) were partially offset by lower Distribution costs due to lower print volume ($3 million). The first six months of fiscal year 2014 include approximately $3.6 million of cost savings resulting from the Company’s restructuring programs, partially offset by higher accrued incentive compensation of $2.3 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Cash and Cash Equivalents balance was $149.7 million at the end of the second quarter of fiscal year 2014, compared with $92.6 million a year earlier. Cash used for Operating Activities in the first half of fiscal year 2014 decreased $25.1 million to $66.5 million principally due to lower income tax deposits paid to German tax authorities ($19 million) as discussed in Note 13 and higher cash earnings, partially offset by increased cash used for operating assets and liabilities mainly reflecting higher payments made under the Company’s restructuring programs (approximately $10 million). A tax deposit of $29.7 million for disputed taxes was paid in the prior year period, whereas $10.4 million was paid in the current period.  The Company has made all required payments to date.

Cash used for Investing Activities for the first six months of fiscal year 2014 was $46.2 million compared to $266.6 million in the prior year. In the first half of fiscal year 2013, the Company invested $233.9 million in acquisitions, principally the Deltak acquisition, and also sold its travel publishing program for $22 million, of which $3.3 million remains in escrow.  Composition spending was $19.3 million in the first half of fiscal year 2014 compared to $23.1 million in fiscal year 2013 with the decrease mainly driven by lower spending in PD and Education due to a managed reduction in title count and smaller frontlist in Education. Cash used for technology, property and equipment decreased to $26.2 million in the first six months of fiscal year 2014 compared to $28.3 million in the prior year mainly due to lower spending on leasehold improvements.

Cash used by Financing Activities was $73.6 million in the first half of fiscal year 2014, as compared to cash provided of $197.6 million in the prior year period. The Company’s net debt (debt less cash and cash equivalents) decreased $111.1 million from October 31, 2012.  During the first six months of fiscal year 2014, net debt payments were $25.1 million compared to net borrowings of $226.9 million in the prior year period which included funds borrowed to finance the acquisitions of Deltak ($220 million) and ELS ($24 million).  These acquisitions were funded through the use of the existing credit facility and available cash and did not have an impact on the Company’s ability to meet other operating, investing and financing needs.  During the first half of fiscal year 2014, the Company repurchased 435,198 shares at an average price of $42.58 compared to 218,033 shares of common stock at an average price of $48.66 in the prior year period.   The Company increased its quarterly dividend to shareholders by 4% to $0.25 per share versus $0.24 per share in the prior year.

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

Cash and cash equivalents held outside the U.S. were approximately $142.0 million as of October 31, 2013.  The balances were comprised primarily of Euros, Pound Sterling, and Australian dollars.  Maintenance of these non-U.S. dollar cash balances does not have a material impact on the liquidity or capital resources of the Company’s operations.

As of October 31, 2013, the Company had approximately $648 million of debt outstanding and approximately $188.6 million of unused borrowing capacity under its Revolving Credit and other facilities. We believe that our operating cash flow, together with our revolving credit facilities and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable.  The Company does not have any off-balance-sheet debt.

The Company’s working capital can be negative due to the seasonality of its businesses.  The primary driver of the negative working capital is unearned deferred revenue related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by the Company for a number of purposes including acquisitions; debt repayments; funding operations; dividends payments; and purchasing treasury shares. The deferred revenue will be recognized in income as the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of October 31, 2013 include $138.4 million of such deferred subscription revenue for which cash was collected in advance.

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

Interest Rates

The Company had $647.9 million of variable rate loans outstanding at October 31, 2013, which approximated fair value.  On March 30, 2012, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.645% and receives a variable rate of interest based on one month LIBOR (as defined) from the counterparty which is reset every month for a three-year period ending March 31, 2015. As of October 31, 2013, the notional amount of the interest rate swap was $250.0 million.

It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.  During the three and six months ended October 31, 2013, the Company recognized losses on its hedge contract of approximately $0.3 million and $0.6 million, respectively, which is reflected in Interest Expense in the Condensed Consolidated Statements of Income.  At October 31, 2013, the fair value of the outstanding interest rate swap was a deferred loss of $1.0 million and was recorded in Other Long-Term Liabilities in the Condensed Consolidated Statements of Financial Position. On an annual basis, a hypothetical one percent change in interest rates for the $397.9 million of unhedged variable rate debt as of October 31, 2013 would affect net income and cash flow by approximately $2.5 million.

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is primarily exposed to movements in British pound sterling, euros, Canadian and Australian dollars, and certain currencies in Asia. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses.  The Company’s significant investments in non-US businesses are exposed to foreign currency risk.  Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment.  During the three and six months ended October 31, 2013, the Company recorded foreign currency translation gains in Other Comprehensive Income of approximately $50.9 million and $41.1 million, respectively, primarily as a result of the weakening of the U.S. dollar relative to the British pound sterling and euro.

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

The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Gains and Losses on the Condensed Consolidated Statements of Income, and carried at their fair value on the Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Gains and Losses.  As of October 31, 2013, there was one open forward contract with a notional amount in U.S. dollars of approximately $59.3 million. During the three and six months ended October 31, 2013, the Company did not designate any forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities. As of October 31, 2013, the fair value of the open forward exchange contract was a gain of approximately $0.1 million, which was measured on a recurring basis using Level 2 inputs and recorded within the Prepaid and Other line item on the Condensed Consolidated Statements of Financial Position. For the three and six months ended October 31, 2013, the gains (losses) recognized on the forward exchange contracts were $0.1 million and $(0.1) million, respectively.

Sales Return Reserves

The Company provides for sales returns based upon historical return experience and current market trends in the various markets and geographic regions in which the Company does business. Associated with the estimated sales return reserves, the Company also includes a related reduction in inventory and royalty costs as a result of the expected returns.

Net sales return reserves amounted to $43.2 million, $46.7 million and $31.8 million as of October 31, 2013 and 2012, and April 30, 2013, respectively. The reserves are reflected in the following accounts of the Condensed Consolidated Statements of Financial Position – increase (decrease):

	October 31, 2013	October 31, 2012	April 30, 2013
Accounts Receivable	$(61,218)	$(63,313)	$(44,279)
Inventories	9,418	8,564	6,862
Accounts and Royalties Payable	(8,594)	(8,074)	(5,583)
Decrease in Net Assets	$(43,206)	$(46,675)	$(31,834)

On an annual basis, a hypothetical one percent change in the estimated sales return rate could affect net income by approximately $2.7 million. A change in the pattern or trends in returns could affect the estimated allowance.

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

The Company’s book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 10% of total annual consolidated revenue and 19% of accounts receivable at October 31, 2013, the top 10 book customers account for approximately 19% of total annual consolidated revenue and approximately 47% of accounts receivable at October 31, 2013.

The European Union, Canada and United States have imposed sanctions on business relationships with Iran, including restrictions on financial transactions and prohibitions on direct and indirect trading with listed “designated persons.”  In the first six months of fiscal year 2014, the Company recorded revenue and net profits of approximately $0.3 million and $0.1 million, respectively, related to the sale of scientific and medical content to certain publicly funded universities, hospitals and institutions that meet the definition of the “Government of Iran” as defined under section 560.304 of title 31, Code of Federal Regulations.  The Company has assessed its business relationship and transactions with Iran and believes it is in compliance with the regulations governing the sanctions. The Company intends to continue in these or similar sales as long as they continue to be consistent with all applicable sanction-related regulations.

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

There were no changes in the Company’s internal controls over financial reporting during the second quarter of fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of fiscal year 2014, the Company made the following purchases of Class A Common Stock under its stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program
August 2013	-	-	-	4,159,552
September 2013	85,098	$46.31	85,098	4,074,454
October 2013	-	-	-	4,074,454
Total	85,098	$46.31	85,098

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

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

32.2 – 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

101.INS – XBRL Instance Document*

101.SCH – XBRL Taxonomy Extension Schema Document*

101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB – XBRL Taxonomy Extension Label Linkbase Document*

101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF – XBRL Taxonomy Extension Definition Linkbase Document*

(b)	The following reports on Form 8-K were submitted to the Securities and Exchange Commission since the filing of the Company’s 10-Q on September 9, 2013:

i.	Earnings release on the second quarter fiscal year 2014 results issued on Form 8-K dated December 10, 2013 which included the condensed financial statements of the Company.

ii.	Submission of Matters to a Vote of Security Holders at the Annual Meeting of the Company’s Shareholders held on September 19, 2013.

iii.	Financial information slideshow presented at the Company’s 2013 Investor Conference held on September 27, 2013.

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

Dated: December 10, 2013