Form 10-Q
period 2014-01-31
WILEY JOHN & SONS, INC.
filed 2014-03-12
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]                    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended January 31, 2014

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
YES [ ] NO [X]

The number of shares outstanding of each of the Registrant’s classes of Common Stock as of February 28, 2014 were:

Class A, par value $1.00 – 49,788,529
Class B, par value $1.00 – 9,488,384

This is the first page of a 45 page document

JOHN WILEY & SONS, INC.

INDEX

PART I	-	FINANCIAL INFORMATION	PAGE NO.

Item 1.		Financial Statements

		Condensed Consolidated Statements of Financial Position - Unaudited as of January 31, 2014 and 2013, and April 30, 2013	3

		Condensed Consolidated Statements of Income - Unaudited for the three and nine months ended January 31, 2014 and 2013	4

		Condensed Consolidated Statements of Comprehensive Income - Unaudited for the three and nine months ended January 31, 2014 and 2013	5

		Condensed Consolidated Statements of Cash Flows – Unaudited for the nine months ended January 31, 2014 and 2013	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-16

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-36

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	37-39

Item 4.		Controls and Procedures	39

PART II	-	OTHER INFORMATION

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6.		Exhibits and Reports on Form 8-K	40

SIGNATURES AND CERTIFICATIONS			41-45

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands)

	January 31,		April 30,
	2014	2013	2013
	(Unaudited)	(Unaudited)
Assets:
Current Assets
Cash and cash equivalents	$315,985	$285,858	$334,140
Accounts receivable	205,796	238,112	161,731
Inventories	79,168	85,999	82,017
Prepaid and other	60,540	53,552	57,083
Total Current Assets	661,489	663,521	634,971

Product Development Assets	89,142	99,186	87,876
Technology, Property & Equipment	181,092	193,856	189,625
Intangible Assets	961,931	989,534	954,957
Goodwill	856,707	844,673	835,540
Income Tax Deposits	61,086	34,055	45,868
Other Assets	61,799	56,059	57,538
Total Assets	$2,873,246	$2,880,884	$2,806,375

Liabilities & Shareholders' Equity:
Current Liabilities
Accounts and royalties payable	$205,154	$199,621	$143,313
Deferred revenue	279,681	287,063	362,970
Accrued employment costs	88,514	57,116	85,306
Accrued income taxes	6,802	15,478	16,093
Accrued pension liability	4,386	3,606	4,359
Other accrued liabilities	48,017	57,843	55,128
Total Current Liabilities	632,554	620,727	667,169

Long-Term Debt	634,000	734,800	673,000
Accrued Pension Liability	195,037	141,855	204,362
Deferred Income Tax Liabilities	199,660	214,480	197,526
Other Long-Term Liabilities	76,005	72,531	75,962

Shareholders’ Equity
Class A & Class B Common Stock	83,190	83,190	83,190
Additional paid-in-capital	321,484	292,131	290,762
Retained earnings	1,467,949	1,393,735	1,387,512
Accumulated other comprehensive loss	(229,677)	(205,191)	(278,632)
Treasury stock	(506,956)	(467,374)	(494,476)
Total Shareholders’ Equity	1,135,990	1,096,491	988,356
Total Liabilities & Shareholders' Equity	$2,873,246	$2,880,884	$2,806,375

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(In thousands except per share information)

	For The Three Months		For The Nine Months
	Ended January 31,		Ended January 31,
	2014	2013	2014	2013

Revenue	$457,933	$472,435	$1,318,106	$1,314,924

Costs and Expenses
Cost of sales	130,563	141,794	380,706	398,592
Operating and administrative expenses	238,569	235,857	713,090	689,833
Restructuring charges	4,256	-	27,327	4,841
Impairment charges	-	-	4,786	15,521
Amortization of intangibles	11,165	11,158	33,066	30,404
Total Costs and Expenses	384,553	388,809	1,158,975	1,139,191

Gain on Sale of Travel Publishing Program	-	-	-	9,829

Operating Income	73,380	83,626	159,131	185,562

Interest Expense	(3,485)	(3,827)	(10,348)	(9,557)
Foreign Exchange Transaction Gain (Loss)	29	(1,147)	329	(1,599)
Interest Income and Other	466	342	2,095	1,569

Income Before Taxes	70,390	78,994	151,207	175,975
Provision For Income Taxes	17,901	21,894	26,588	39,701

Net Income	$52,489	$57,100	$124,619	$136,274

Earnings Per Share
Diluted	$0.88	$0.95	$2.10	$2.26
Basic	$0.89	$0.96	$2.13	$2.28

Cash Dividends Per Share
Class A Common	$0.25	$0.24	$0.75	$0.72
Class B Common	$0.25	$0.24	$0.75	$0.72

Average Shares
Diluted	59,713	60,254	59,388	60,349
Basic	58,734	59,621	58,569	59,656

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED
(In thousands)

	For The Three Months		For The Nine Months
	Ended January 31,		Ended January 31,
	2014	2013	2014	2013

Net Income	$52,489	$57,100	$124,619	$136,274

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	4,351	(5,686)	45,488	(11,644)
Unamortized retirement costs, net of tax provision of $670, $1,278, $1,551 and $3,056, respectively	1,477	2,819	3,176	6,714
Unrealized gain (loss) on interest rate swaps, net of tax (benefit) provision of $(39), $159, $159 and $104, respectively	(42)	237	291	149
Total Other Comprehensive Income (Loss)	5,786	(2,630)	48,955	(4,781)

Comprehensive Income	$58,275	$54,470	$173,574	$131,493

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW – UNAUDITED
(In thousands)
	For The Nine Months
	Ended January 31,
	2014	2013
Operating Activities
Net income	$124,619	$136,274
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	33,066	30,404
Amortization of composition costs	33,940	39,047
Depreciation of technology, property and equipment	43,596	41,124
Restructuring charges	27,327	4,841
Impairment charges	4,786	15,521
Gain on sale of travel publishing program	-	(9,829)
Deferred tax benefits on U.K. rate changes	(10,634)	(8,402)
Stock-based compensation expense	10,995	9,998
Excess tax (benefit) charge from stock-based compensation	2,880	(1,129)
Royalty advances	(83,237)	(83,317)
Earned royalty advances	77,663	69,726
Other non-cash charges	12,547	31,570
Change in deferred revenue	(91,174)	(52,302)
Income tax deposit	(10,433)	(29,705)
Net change in operating assets and liabilities, excluding acquisitions	(22,144)	(31,666)
Cash Provided by Operating Activities	153,797	162,155
Investing Activities
Composition spending	(30,460)	(35,599)
Additions to technology, property and equipment	(38,733)	(41,606)
Acquisitions, net of cash acquired	(5,150)	(258,735)
Proceeds from sale of travel publishing program	-	28,600
Cash Used for Investing Activities	(74,343)	(307,340)
Financing Activities
Repayment of long-term debt	(486,600)	(318,600)
Borrowings of long-term debt	447,600	578,400
Change in book overdrafts	(21,859)	(20,984)
Cash dividends	(44,182)	(43,252)
Purchase of treasury stock	(38,533)	(45,172)
Proceeds from exercise of stock options and other	48,540	24,232
Excess tax benefit (charge) from stock-based compensation	(2,880)	1,129
Cash (Used for) Provided by Financing Activities	(97,914)	175,753
Effects of Exchange Rate Changes on Cash	305	(4,540)
Cash and Cash Equivalents
(Decrease) Increase for the Period	(18,155)	26,028
Balance at Beginning of Period	334,140	259,830
Balance at End of Period	$315,985	$285,858
Cash Paid During the Period for:
Interest	$9,331	$8,824
Income taxes, net	$52,046	$48,165

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The Company has share-based compensation plans under which employees may be granted options to purchase shares of Company common stock at the fair market value at the time of grant.  In addition to stock options, the Company grants performance-based stock awards and other restricted stock awards to certain management level employees. The Company recognizes the grant date fair value of share-based compensation in net income on a straight-line basis over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established three years in advance. For the three months ended January 31, 2014 and 2013, the Company recognized share-based compensation expense, on a pre-tax basis, of $3.7 million and $2.0 million, respectively. For the nine months ended January 31, 2014 and 2013, the Company recognized share-based compensation expense, on a pre-tax basis, of $11.0 million and $10.0 million, respectively. In the third quarter of fiscal year 2013, the Company reduced the estimated number of performance-based restricted shares expected to be distributed under its long-term incentive plans based on the Company’s expected operating performance relative to targets previously established, resulting in a decrease in share-based compensation expense.

The following table provides share-based compensation data for awards granted by the Company:

	For the Nine Months Ended January 31,
	2014	2013
Restricted Stock:
Awards granted (in thousands)	375	294
Weighted average fair value of grant	$40.75	$47.34

Stock Options:
Awards granted (in thousands)	322	401
Weighted average fair value of grant	$10.12	$12.26

The weighted average Black-Scholes fair value assumptions for stock option grants are as follows:

	For the Nine Months Ended January 31,
	2014	2013

Expected life of options (years)	7.4	7.3
Risk-free interest rate	2.1%	1.2%
Expected volatility	30.5%	30.2%
Expected dividend yield	2.5%	2.0%
Fair value of common stock on grant date	$39.53	$48.06

4.     Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by component, net of tax, for the three and nine months ended January 31, 2014 were as follows (in thousands):

	Foreign	Unamortized	Interest
	Currency	Retirement	Rate
	Translation	Costs	Swaps	Total

Balance at October 31, 2013	$(93,402)	$(141,425)	$(636)	$(235,463)
Other comprehensive income (loss) before reclassifications	4,351	(1,134)	(128)	3,089
Amounts reclassified from accumulated other comprehensive loss	-	2,611	86	2,697
Total other comprehensive income (loss)	4,351	1,477	(42)	5,786
Balance at January 31, 2014	$(89,051)	$(139,948)	$(678)	$(229,677)

	Foreign	Unamortized	Interest
	Currency	Retirement	Rate
	Translation	Costs	Swaps	Total

Balance at April 30, 2013	$(134,539)	$(143,124)	$(969)	$(278,632)
Other comprehensive income (loss) before reclassifications	45,488	(4,528)	(157)	40,803
Amounts reclassified from accumulated other comprehensive loss	-	7,704	448	8,152
Total other comprehensive income	45,488	3,176	291	48,955
Balance at January 31, 2014	$(89,051)	$(139,948)	$(678)	$(229,677)

For the three and nine months ended January 31, 2014, pre-tax actuarial losses included in Unamortized Retirement Costs of approximately $3.7 million and $10.9 million, respectively, were amortized from Accumulated Other Comprehensive Loss and recognized as pension expense in Operating and Administrative Expenses in the Condensed Consolidated Statements of Income. See Note 15 for additional information on the amounts reclassified from Accumulated Other Comprehensive Loss to Interest Expense related to interest rate swap agreements.

5.      Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2014	2013	2014	2013

Weighted average shares outstanding	59,040	59,856	58,857	59,874
Less: Unearned restricted shares	(306)	(235)	(288)	(218)
Shares used for basic earnings per share	58,734	59,621	58,569	59,656
Dilutive effect of stock options and other stock awards	979	633	819	693
Shares used for diluted earnings per share	59,713	60,254	59,388	60,349

Since their inclusion in the calculation of diluted earnings per share would have been anti-dilutive, options to purchase 461,784 and 318,851 shares of Class A Common Stock have been excluded for the three and nine months ended January 31, 2014, respectively, and options to purchase 2,717,744 shares have been excluded for both the three and nine months ended January 31, 2013. There were no unearned restricted shares excluded for both the three and nine months ended January 31, 2014. The three and nine months ended January 31, 2013 exclude 30,750 and 23,000 anti-dilutive unearned restricted shares, respectively.

6.     Acquisitions:

Deltak:

On October 25, 2012, the Company acquired all of the stock of Deltak.edu, LLC (“Deltak”) for approximately $220 million in cash, net of cash acquired. Deltak works in close partnership with leading colleges and universities to develop and support online degree and certificate programs. The business provides technology platforms and services including market research to validate program demand, instructional design, marketing, and student recruitment and retention services to leading national and regional colleges and universities throughout the United States.  The $220 million purchase price was allocated to identifiable long-lived intangible assets ($99.4 million) comprised primarily of institutional relationships; and long-term deferred tax liabilities ($34.4 million); with the remainder allocated to technology and working capital. The fair value of intangible assets and technology acquired was based on management’s assessment performed with the assistance of a third party valuation consultant. The excess of the purchase price over the fair value of net assets acquired ($150.0 million) was recorded as goodwill. Goodwill represents the estimated value of Deltak’s workforce, unidentifiable intangible assets and the fair value of expected synergies. None of the goodwill is deductible for tax purposes. The identifiable long-lived intangible assets are primarily amortized over an estimated useful life of approximately 20 years. The Company finalized its purchase accounting for Deltak as of April 30, 2013. Deltak currently supports more than 100 online programs and contributed $50.4 million and $17.1 million to the Company’s revenue for the nine months ended January 31, 2014 and 2013, respectively.

Efficient Learning Systems:

On November 1, 2012, the Company acquired all of the stock of Efficient Learning Systems, Inc. (“ELS”) for approximately $24 million in cash, net of cash acquired. ELS is an e-learning system provider focused in the areas of professional finance and accounting.  ELS’ flagship product, CPAexcel, is a modular, digital platform comprised of online self-study, videos, mobile apps, and sophisticated planning tools that has helped over 65,000 professionals prepare for the CPA exam since 1998. The $24 million purchase price was allocated to identifiable long-lived intangible assets ($6.5 million); technology ($3.6 million); and long-term deferred tax liabilities ($2.9 million); with the remainder allocated to working capital. The fair value of intangible assets and technology acquired was based on management’s assessment performed with the assistance of a third party valuation consultant. The excess of the purchase price over the fair value of net assets acquired ($17.0 million) was recorded as goodwill.  Goodwill represents the estimated value of ELS’ workforce, unidentifiable intangible assets and the fair value of expected synergies. None of the goodwill is deductible for tax purposes. The Company finalized its purchase accounting for ELS as of April 30, 2013.  ELS contributed $6.1 million and $1.6 million to the Company’s revenue for the nine months ended January 31, 2014 and 2013, respectively.

Unaudited proforma financial information has not been presented since the effects of the acquisitions were not material individually or in the aggregate.

7.     Restructuring Programs

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

The following tables summarize the pre-tax restructuring charges related to this program, which are reflected in Restructuring Charges in the Condensed Consolidated Statements of Income (in thousands):

	For the	For the	Cumulative
	Three Months	Nine Months	Charges
	Ended	Ended	Incurred
	January 31, 2014	January 31, 2014	to Date
Charges (Credits) by Segment:
Research	$(782)	$4,590	$7,535
Professional Development	(833)	4,834	11,117
Education	117	375	1,494
Shared Services	5,754	17,528	31,633
Total Restructuring Charges	$4,256	$27,327	$51,779

Charges (Credits) by Activity:
Severance	$(270)	$14,661	$33,798
Process reengineering consulting	2,588	8,199	10,834
Other activities	1,938	4,467	7,147
Total Restructuring Charges	$4,256	$27,327	$51,779

The three and nine month period Restructuring Charges (Credits) for Research and Professional Development include credits of approximately $0.9 million and $1.2 million, respectively, related to the reversal of severance provisions previously recorded by the Company. The credits reflect employees who have accepted different positions within the Company, or who voluntarily resigned. Other Activities for the three and nine months ended January 31, 2014 mainly reflect lease and other contract termination costs. The Company expects to record additional restructuring charges during the remainder of fiscal year 2014 of approximately $10 million.

The following table summarizes the activity for the Restructuring and Reinvestment Program liability for the nine months ended January 31, 2014 (in thousands):
				Foreign
	April 30,			Translation &	January 31,
	2013	Provisions	Payments	Reclassifications	2014

Severance	$18,803	$14,661	$(10,245)	$308	$23,527
Process reengineering consulting	1,101	8,199	(7,751)	-	1,549
Other activities	-	4,467	(1,040)	(852)	2,575
Total	$19,904	$27,327	$(19,036)	$(544)	$27,651

The restructuring liability for accrued Severance costs is reflected in Accrued Employment Costs in the Condensed Consolidated Statements of Financial Position while the Process reengineering consulting costs are reflected in Other Accrued Liabilities. Approximately $1.2 million and $1.4 million of the Other Activities are reflected in Other Accrued Liabilities and Other Long-Term Liabilities, respectively.

Other Restructuring Programs:

As part of the Company’s ongoing transition and transformation to digital products and services, certain activities were identified in the first quarter of fiscal year 2013 that were discontinued, outsourced, or relocated to lower cost regions.  As a result, the Company recorded a pre-tax restructuring charge of approximately $4.8 million, or $3.5 million after tax ($0.06 per share), during the period for redundancy and separation benefits, which is reflected in Restructuring Charges in the Condensed Consolidated Statements of Income. Approximately $3.0 million, $1.3 million and $0.2 million of the restructuring charge was recorded within the Research, Professional Development and Education reporting segments, respectively, with the remainder recognized in Shared Service costs. As of January 31, 2014, all redundancy and separation benefit payments related to this program are complete.

8.     Impairment Charges

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

9.     Gain on Sale of Travel Publishing Program

On August 31, 2012, the Company sold its travel publishing program, including all of its interests in the Frommer’s, Unofficial Guides, and WhatsonWhen brands to Google, Inc. (“Google”) for $22 million in cash, of which $3.3 million is held in escrow related to standard commercial representations and warranties and is expected to be released to the Company by the end of fiscal year 2014. As a result, the Company recorded a $9.8 million pre-tax gain on the sale, or $6.2 million after tax ($0.10 per share), in the second quarter of fiscal year 2013.  In connection with the sale, the Company also entered into a transition services agreement which ended on December 31, 2013.

      10.     Segment Information

The Company is a global provider of knowledge and knowledge-based services in areas of research, professional development and education.  Core businesses produce scientific, technical, medical and scholarly research journals, reference works, books, database services, and advertising; professional books and certification, assessment and training services; and education content and services including online program management for colleges and universities and integrated online teaching and learning resources for instructors and students.  The Company takes full advantage of its content from all three core businesses in developing and cross-marketing products to its diverse customer base of researchers, professionals, students, and educators. The use of technology enables the Company to make its content efficiently more accessible to its customers around the world. The Company maintains publishing, marketing, and distribution centers in the United States, Canada, Europe, Asia, and Australia. The Company uses occupied square footage of space; number of employees; units shipped; specific identification/activity-based; gross profit; revenue and number of invoices to allocate shared service costs to each business segment.

Segment information is as follows (in thousands):
For the Three Months			For the Nine Months
Ended January 31,			Ended January 31,
2014		2013	2014	2013
RESEARCH
Revenue	$248,797	$240,902	$747,532	$726,679

Direct Contribution to Profit	$103,244	$100,369	$309,832	$300,624
Allocated Shared Services and Administrative Costs:
Distribution	(11,011)	(11,495)	(33,714)	(34,813)
Technology Services	(17,727)	(16,517)	(54,307)	(49,736)
Occupancy and Other	(4,707)	(4,642)	(15,581)	(16,412)
Contribution to Profit	$69,799	$67,715	$206,230	$199,663

PROFESSIONAL DEVELOPMENT
Revenue	$94,201	$113,106	$270,832	$316,360

Direct Contribution to Profit	$31,740	$30,780	$76,759	$71,949
Allocated Shared Services and Administrative Costs:
Distribution	(9,320)	(10,196)	(27,861)	(30,937)
Technology Services	(7,543)	(7,238)	(23,260)	(21,662)
Occupancy and Other	(2,117)	(1,469)	(7,694)	(8,054)
Contribution to Profit	$12,760	$11,877	$17,944	$11,296

EDUCATION
Revenue	$114,935	$118,427	$299,742	$271,885

Direct Contribution to Profit	$44,505	$48,376	$102,687	$99,150
Allocated Shared Services and Administrative Costs:
Distribution	(4,012)	(4,074)	(11,755)	(11,646)
Technology Services	(8,429)	(8,049)	(25,802)	(22,548)
Occupancy and Other	(1,687)	(1,198)	(6,111)	(4,893)
Contribution to Profit	$30,377	$35,055	$59,019	$60,063

Total Contribution to Profit	$112,936	$114,647	$283,193	$271,022
Unallocated Shared Services and Administrative Costs	(39,556)	(31,021)	(124,062)	(85,460)
Operating Income	$73,380	$83,626	$159,131	$185,562

Note: See the Management’s Discussion and Analysis section of this 10-Q for additional details on each segment’s revenue by product/service.

11.	Inventories

Inventories were as follows (in thousands):

	As of January 31,		As of April 30,
	2014	2013	2013

Finished goods	$62,460	$67,472	$68,040
Work-in-process	6,875	6,830	5,890
Paper, cloth and other	7,088	9,911	6,577
	$76,423	84,213	$80,507
Inventory value of estimated sales returns	8,797	8,508	6,862
LIFO reserve	(6,052)	(6,722)	(5,352)
Total inventories	$79,168	$85,999	$82,017

12.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of January 31,		As of April 30,
	2014	2013	2013
Intangible assets with indefinite lives:
Brands and trademarks	$162,179	$156,776	$153,747
Content and publishing rights	105,701	103,654	100,710
	$267,880	$260,430	$254,457

Net intangible assets with determinable lives:
Content and publishing rights	$529,197	$553,390	$529,934
Customer relationships	150,649	158,843	155,702
Brands and trademarks	13,400	15,729	13,806
Covenants not to compete	805	1,142	1,058
	$694,051	$729,104	$700,500
Total	$961,931	$989,534	$954,957

In the third quarter of fiscal year 2014, the Company completed its annual impairment review of goodwill and indefinite – lived intangible assets, including a qualitative review of the Deltak business acquired in fiscal year 2013. No impairments were required.

13.	Income Taxes

The effective tax rate for the first nine months of fiscal year 2014 was 17.6% compared to a 22.6% in the prior year.  During the first quarters of fiscal years 2014 and 2013, the Company recorded non-cash deferred tax benefits of $10.6 million ($0.18 per share) and $8.4 million ($0.14 per share), respectively, principally associated with new tax legislation enacted in the United Kingdom (U.K.) that reduced the U.K. statutory income tax rates by 3% and 2%, respectively. The benefits recognized by the Company reflect the measurement of all applicable U.K. deferred tax balances to the new income tax rates of 21% effective April 1, 2014 and 20% effective April 1, 2015.  Excluding the impact of the tax benefits described above, the Company’s effective tax rate decreased from 27.3% to 24.6% principally due to a higher proportion of income from lower tax jurisdictions;  lower U.K. income tax rates and $2.5 million in tax reserve releases.

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

Under German tax law, the Company must pay all contested taxes and the related interest to have the right to defend its position challenged by authorities.  As a result, the Company made deposits of 33 million euros in fiscal year 2013 and an additional 8 million euros in the first nine months of fiscal year 2014 related to amortization claimed on certain “stepped-up” assets. The Company has made all required payments to date. The Company expects that it will be required to deposit additional amounts up to 16 million euros plus interest for tax returns to be filed in future periods until the issue is resolved. The challenge is expected to ultimately be decided by a court and could take several years to reach resolution. If the Company is successful, as expected, the tax deposits will be returned with 6% simple interest, based on current German legislation. As of January 31, 2014, the USD equivalent of the deposit and accrued interest was $61.1 million which is recorded as Income Tax Deposits on the Condensed Consolidated Statements of Financial Position. The Company records the accrued interest at 6% within the Provision for Income Taxes in the Condensed Consolidated Statements of Income.

14.	Defined Benefit Retirement Plans

The components of net pension expense for the defined benefit plans were as follows (in thousands):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2014	2013	2014	2013

Service Cost	$2,042	$5,052	$6,004	$14,209
Interest Cost	7,509	7,165	22,173	20,954
Expected Return on Plan Assets	(9,176)	(7,805)	(27,064)	(23,297)
Net Amortization of Prior Service Cost	32	245	93	735
Recognized Net Actuarial Loss	3,610	2,822	10,669	7,492
Net Pension Expense	$4,017	$7,479	$11,875	$20,093

As disclosed in the Company’s fiscal year 2013 Form 10-K, in March 2013 the Company’s Board of Directors approved plan amendments that froze the U.S. Employees’ Retirement Plan, Supplemental Benefit Plan, and Supplemental Executive Retirement Plan, effective June 30, 2013. These plans are U.S. defined benefit plans. Net Pension Expense for the three and nine months ended January 31, 2014 was lower compared to the prior year principally due to the freezing of the plans. Employer pension plan contributions were $14.5 million and $15.6 million for the nine months ended January 31, 2014 and 2013, respectively.

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

Interest Rate Contracts:

The Company had $634.0 million of variable rate loans outstanding at January 31, 2014, which approximated fair value. As of January 31, 2014 and 2013, the interest rate swap agreements maintained by the Company were designated as fully effective cash flow hedges as defined under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging”.  As a result, there was no impact on the Company’s Condensed Consolidated Statements of Income for changes in the fair value of the interest rate swaps. Under ASC 815, fully effective derivative instruments that are designated as cash flow hedges have changes in their fair value recorded initially within Accumulated Other Comprehensive Loss in the Condensed Consolidated Statements of Financial Position. As interest expense is recognized based on the variable rate loan agreements, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated Other Comprehensive Loss to Interest Expense in the Condensed Consolidated Statements of Income. It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.

On January 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.47% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a two-year period ending January 15, 2016. As of January 31, 2014, the notional amount of the interest rate swap was $150.0 million.

On March 30, 2012, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.645% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month. As of January 31, 2014, the notional amount of the interest rate swap was $250.0 million. The agreement steps-down $100.0 million on March 31, 2014 and the remaining notational amount expires March 31, 2015.

The Company records the fair value of its interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of January 31, 2014 and 2013 and April 30, 2013 was a deferred loss of $1.1 million, $1.4 million, and $1.6 million, respectively, and was recorded in Other Long-Term Liabilities in the Condensed Consolidated Statements of Financial Position based on the maturity dates of the contracts. The pre-tax losses that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the three months ended January 31, 2014 and 2013 were $0.3 million and $0.4 million, respectively. The pre-tax losses that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the nine months ended January 31, 2014 and 2013 were $0.9 million and $1.3 million, respectively.

Foreign Currency Contracts:

The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Gains (Losses) on the Condensed Consolidated Statements of Income, and carried at their fair value in the Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Gains (Losses). As of January 31, 2014 and 2013 and April 30, 2013, the total notional amounts of the open forward contracts in U.S. dollars were $121.1 million, $60.0 million, and $30.0 million, respectively. During the first nine months of fiscal years 2014 and 2013, the Company did not designate any forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities.

As of January 31, 2014 and 2013, the fair values of the open forward exchange contracts were losses of approximately $0.3 million and $1.3 million, respectively, and were recorded within Other Accrued Liabilities in the Condensed Consolidated Statements of Financial Position. The fair value of the open forward exchange contract as of April 30, 2013 was a gain of $0.1 million and was recorded within the Prepaid and Other line item.  The fair values were measured on a recurring basis using Level 2 inputs. For the three months ended January 31, 2014 and 2013, the losses recognized on the forward contracts were $0.3 million and $1.3 million, respectively. For the nine months ended January 31, 2014 and 2013, the losses recognized on the forward contracts were $0.4 million and $0.7 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – THIRD QUARTER ENDED JANUARY 31, 2014

Throughout this report, references to variances “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses.  Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location. For the third quarters of fiscal years 2014 and 2013, the average exchange rates to convert British pounds sterling to U.S. dollars were 1.63 and 1.60, respectively; the average exchange rates to convert euros into U.S. dollars were 1.36 and 1.30, respectively; and the average exchange rates to convert Australian dollars to U.S. dollars were 0.91 and 1.04, respectively. Unless otherwise noted, all variance explanations below are on a currency neutral basis.

Revenue:

Revenue for the third quarter of fiscal year 2014 decreased 3% to $457.9 million, or 2% excluding the unfavorable impact of foreign exchange.  The decline was driven by a reduction in revenue from the divested consumer publishing programs in fiscal year 2013 ($14 million) and other declines in print book revenue in each of the Company’s three core businesses ($18 million), partially offset by higher journal subscription revenue ($10 million) and open access fees ($3 million) in Research; and other ($7 million) mainly growth in digital products. Approximately $4 million of print book revenue was delayed from the second quarter of the prior year into the third quarter due to distribution interruptions caused by Hurricane Sandy.

Cost of Sales and Gross Profit:

Cost of sales for the third quarter of fiscal year 2014 decreased 8% to $130.6 million, or 7% excluding the favorable impact of foreign exchange.  The decrease was mainly driven by the divested consumer publishing programs ($9 million) and lower cost digital products, partially offset by higher royalty rates on society owned journals.

Gross profit for the third quarter of fiscal year 2014 of 71.5% was 150 basis points higher than prior year due to the impact of the divested consumer publishing programs (110 basis points); growth in higher-margin Deltak revenue (20 basis points); restructuring and other cost savings (10 basis points); and growth in other digital products, partially offset by higher royalty rates on society owned journals (50 basis points).

Operating and Administrative Expenses:

Operating and administrative expenses for the third quarter of fiscal year 2014 increased 1% to $238.6 million.  The increase was mainly driven by higher employment costs ($13 million) due to higher accrued incentive compensation and merit increases; a lower property tax incentive ($3 million); higher technology costs ($2 million); and higher operating expenses to support new business in Deltak ($3 million) and ELS ($1 million), partially offset by restructuring and other cost savings ($15 million) and a reduction related to the divestment of the consumer publishing programs ($3 million).

Restructuring Charges:

As previously announced in fiscal year 2013, the Company initiated a Restructuring and Reinvestment Program to restructure and realign the Company’s cost base with current and anticipated future market conditions. The Company is targeting that a majority of the anticipated cost savings will improve margins and earnings, while the remainder will be reinvested in high growth digital business opportunities. In the third quarter of fiscal year 2014, the Company recorded pre-tax restructuring charges of $4.3 million, or $2.9 million after tax ($0.05 per share) related to this Program which included net redundancy and separation credits of ($0.3) million, process reengineering consulting costs of $2.2 million and other costs of $2.4 million, mainly consisting of lease termination costs. Approximately ($0.8) million, ($0.8) million and $0.1 million of the net restructuring charge (credit) was recorded within the Research, PD and Education reporting segments, respectively, with the remainder recognized in Shared Service costs. The Research and PD restructuring charges (credits) for the three months ended January 31, 2014 include credits of approximately ($0.9) million and ($1.2) million, respectively, related to reversals of severance provisions previously recorded by the Company due to employees who have accepted different positions within the Company, or who voluntarily resigned.  The cumulative charge recorded to-date related to the Restructuring and Reinvestment Program of $51.8 million is expected to be fully recovered by January 31, 2015. The Company expects to record additional pre-tax restructuring charges for the remainder of fiscal year 2014 of approximately $10 million.

Amortization of Intangibles:

Amortization of intangibles in the third quarter of fiscal year 2014 was $11.2 million and flat with the prior year period.

Interest Expense/Income, Foreign Exchange and Other:

Interest expense for the third quarter of fiscal year 2014 decreased $0.3 million to $3.5 million.  The decrease was driven by lower average debt and lower interest rates.  The Company’s average cost of borrowing during the third quarters of fiscal years 2014 and 2013 was 1.8% and 1.9%, respectively.  In the third quarter of fiscal year 2013, the Company recognized foreign exchange transaction losses of $1.1 million on intercompany loans.

Provision for Income Taxes:

The effective tax rate for the third quarter of fiscal year 2014 was 25.4% compared to 27.7% in the prior year.  The decrease was driven by a $1 million tax reserve release and lower U.K. income tax rates.

Earnings Per Share:

Earnings per diluted share for the third quarter of fiscal year 2014 decreased 7% to $0.88 per share.  Excluding the current year restructuring charges ($0.05 per share), earnings per diluted share decreased 2%  principally due to lower property tax incentives and higher technology investments.

THIRD QUARTER SEGMENT RESULTS
	For the Three Months
	Ended January 31,			% change
RESEARCH:	2014	2013	% change	w/o FX (a)

Revenue by Product/Service:
Journal Subscriptions	$154,035	$143,768	7%	7%
Print Books	30,990	37,078	-16%	-16%
Digital Books	12,636	11,092	14%	12%
Open Access	4,347	1,310	232%	232%
Other Publishing Income	46,789	47,654	-2%	-2%
Total Revenue	$248,797	$240,902	3%	3%

Cost of Sales	(68,885)	(64,564)	7%	6%

Gross Profit	$179,912	$176,338	2%	2%
Gross Profit Margin	72.3%	73.2%

Direct Expenses	(70,337)	(69,255)	2%	1%
Amortization of Intangibles	(7,113)	(6,714)	6%	6%
Restructuring Credit (see Note 7)	782	-
Direct Contribution to Profit	$103,244	$100,369	3%	2%
Direct Contribution Margin	41.5%	41.7%

Shared Service Costs:
Distribution	(11,011)	(11,495)	-4%	-4%
Technology	(17,727)	(16,517)	7%	7%
Occupancy and Other	(4,707)	(4,642)	1%	1%
Contribution to Profit	$69,799	$67,715	3%	2%
Contribution Margin	28.1%	28.1%

(a) Adjusted to exclude the fiscal year 2014 Restructuring Credit.

Revenue:

Research revenue for the third quarter of fiscal year 2014 increased 3% to $248.8 million. The growth was driven by Journal Subscriptions, Digital Books and Open Access fees, partially offset by declines in Print Books and Other Publishing Income.  Journal subscription revenue growth was driven by the favorable timing of production scheduling ($5 million), new society business ($3 million) and the timing of subscription revenue recognition ($3 million). As noted in the prior fiscal year, a change in subscription licensing terms affected the timing of subscription revenue but had no impact on full calendar year 2013 revenue. As of January 31, 2014, calendar year 2014 journal subscription renewals were up approximately 4% over calendar year 2013 with 81% of targeted business closed.

The decline in Print Books ($6 million) was partially offset by growth in Digital Books ($1 million).  For the third quarter of fiscal year 2014, Print Book revenue represented 12% of total Research revenue as compared to 15% in the prior year. Open Access revenue, which represents article publication fees from authors that provide immediate free access to the author’s article on the Company’s website, grew $3.0 million during the quarter. Other Publishing Income, which includes revenue from journal page and color charges, advertising, sale of rights, journal backfiles and reprints, declined mainly due to lower sales of journal reprints and supplements ($2 million), partially offset by growth in page charges ($1 million).

Revenue by Subject and Region is as follows:
	For the Three Months
	Ended January 31,		% of	% change
	2014	2013	Revenue	w/o FX
Revenue by Subject Category:
Medicine	$68,264	$69,275	27%	-1%
Physical Sciences & Engineering	71,643	69,788	29%	1%
Life Sciences	61,639	54,128	25%	13%
Social Sciences & Humanities	46,252	46,807	19%	-1%
Other	999	904	0%	11%
Total Revenue	$248,797	$240,902	100%	3%

Revenue by Region
Americas	$97,477	$95,269	39%	2%
EMEA	138,013	129,576	56%	5%
Asia-Pacific	13,307	16,057	5%	-8%
Total Revenue	$248,797	$240,902	100%	3%

The growth in Life Sciences revenue was mainly driven by the acquisition of publication rights from the American Geophysical Union (“AGU”) effective January 1, 2013. AGU is one of the world’s leading societies of Earth and space science.

Cost of Sales:

Cost of Sales for the third quarter of fiscal year 2014 increased 7% to $68.9 million, or 6% excluding the unfavorable impact of foreign exchange.  The increase was mainly due to higher royalty rates on new society business ($5 million) and higher sales volume ($2 million), partially offset by lower cost digital products.

Gross Profit:

Gross Profit Margin for the third quarter of fiscal year 2014 of 72.3% was 90 basis points lower than prior year mainly due to higher royalty rates on new society journals (210 basis points), partially offset by higher margin digital products.

Direct Expenses and Amortization:

Direct Expenses for the third quarter of fiscal year 2014 of $70.3 million increased 2% from prior year, or 1% excluding the unfavorable impact of foreign exchange.  The increase was mainly driven by higher accrued incentive compensation ($2 million) and higher editorial costs associated with new society business ($1 million), partially offset by restructuring and other cost savings ($2 million).

Amortization of Intangibles increased $0.4 million to $7.1 million in the third quarter of fiscal year 2014 mainly due to the acquisition of publication rights for new society journals.

Contribution to Profit:

Contribution to Profit for the third quarter of fiscal year 2014 increased 3% to $69.8 million, or 2% excluding the favorable impact of foreign exchange and the current year Restructuring Credit. Contribution Margin of 28.1% was flat with the prior year as growth in higher margin digital products and restructuring and other cost savings were offset by higher royalty rates on society-owned journals, higher accrued incentive compensation and higher technology costs.

Society Partnerships
•	2 new society journals were signed during the third quarter with combined annual revenue of approximately $2 million
•	50 renewals/extensions were signed with approximately $19 million in combined annual revenue
•	8 journals with combined annual revenue of approximately $5 million were not renewed, primarily due to the conclusion of one society relationship

Other Key Developments

In January, Wiley announced a partnership with the technology company Knode to provide customized portals to learned societies and other academic organizations worldwide.  Wiley’s cloud-based portal is populated with more than 20 million documents and millions of expert profiles. Researchers are using Knode to find experts, identify and connect with collaborators, and promote their expertise to the world. For society executives and institutional research managers, custom analytics provide aggregated views of research expertise and output.

	For the Three Months
	Ended January 31,			% change
PROFESSIONAL DEVELOPMENT (PD):	2014	2013	% change	w/o FX (a)

Revenue by Product/Service:
Print Books	$64,757	$71,465	-9%	-9%
Digital Books	11,459	10,507	9%	9%
Online Training & Assessment	8,792	7,336	20%	20%
Other Publishing Income	9,193	9,940	-8%	-7%
Divested Consumer Publishing Programs	-	13,858
Total Revenue	$94,201	$113,106	-17%	-16%

Cost of Sales	(28,520)	(42,018)	-32%	-32%

Gross Profit	$65,681	$71,088	-8%	-7%
Gross Profit Margin	69.7%	62.9%

Direct Expenses	(33,104)	(38,246)	-13%	-13%
Amortization of Intangibles	(1,670)	(2,062)	-19%	-19%
Restructuring Credit (see Note 7)	833	-
Direct Contribution to Profit	$31,740	$30,780	3%	1%
Direct Contribution Margin	33.7%	27.2%

Shared Services and Administrative Costs:
Distribution	(9,320)	(10,196)	-9%	-8%
Technology Services	(7,543)	(7,238)	4%	4%
Occupancy and Other	(2,117)	(1,469)	44%	51%
Contribution to Profit	$12,760	$11,877	7%	0%
Contribution Margin	13.5%	10.5%

(a) Adjusted to exclude the fiscal year 2014 Restructuring Credit.

Revenue:

PD revenue for the third quarter of fiscal year 2014 decreased 17% to $94.2 million, or 16% excluding the unfavorable impact of foreign exchange. The decline was driven by the divestment of the consumer publishing programs in fiscal year 2013 ($14 million) and other declines in print book revenue ($6 million), partially offset by growth in Digital Books ($1 million) and Online Training and Assessment revenue ($1 million).  Print Book revenue of $64.8 million decreased 9% in the third quarter of fiscal year 2014 mainly due to lower demand for technology titles and the discontinuation of certain non-divested consumer titles. The decline in Print Book revenue also included the impact of approximately $2 million of revenue that was delayed from the second quarter of the prior year into the third quarter due to distribution interruptions caused by Hurricane Sandy.  Growth in Digital Books reflects the Company’s ongoing transition to digital products. Online Training and Assessment revenue growth reflects higher revenue from Inscape and ELS products and services.

Revenue by Subject and region is as follows:
	For the Three Months
	Ended January 31,		% of	% change
	2014	2013	Revenue	w/o FX
Revenue by Subject Category:
Business	$42,298	$42,048	45%	1%
Technology	21,863	24,747	23%	-11%
Consumer	10,709	12,642	11%	-15%
Professional Education	6,515	5,939	7%	11%
Architecture	6,685	6,764	7%	-1%
Psychology	4,576	3,694	5%	24%
Other	1,555	3,414	2%	-52%
Divested Consumer Publishing Programs	-	13,858
Total Revenue	$94,201	$113,106	100%	-16%

Revenue by Region:
Americas	$73,498	$88,405	78%	-17%
EMEA	15,121	17,358	16%	-15%
Asia-Pacific	5,582	7,343	6%	-19%
Total Revenue	$94,201	$113,106	100%	-16%

Cost of Sales:

Cost of Sales for the third quarter of fiscal year 2014 decreased 32% to $28.5 million mainly driven by the divested consumer publishing programs ($9 million) and lower sales volume for Print Books in the continuing business.

Gross Profit:

Gross Profit Margin increased from 62.9% to 69.7% in the third quarter of fiscal year 2014. The improvement was mainly driven by the divestment of the low margin consumer publishing programs (400 basis points), higher margin digital revenue (170 basis points) and lower composition costs due to a managed reduction in title count.

Direct Expenses and Amortization:

Direct Expenses for the third quarter of fiscal year 2014 declined 13% to $33.1 million.  The decrease was driven by restructuring and other cost savings ($5 million) and the divestment of the consumer publishing programs ($3 million), partially offset by higher employment costs ($2 million) mainly merit and benefit increases and business transformation consulting costs ($1 million).

Amortization of Intangibles decreased $0.4 million to $1.7 million in the third quarter of fiscal year 2014 principally due to intangible assets that have become fully amortized.

Contribution to Profit:

Contribution to Profit increased 7% to $12.8 million in the third quarter of fiscal year 2014, but was flat on a currency neutral basis and excluding the current year Restructuring Credit.  Contribution Margin increased 300 basis points to 13.5% in the third quarter of fiscal year 2014, or 220 basis points excluding the current year Restructuring Credit mainly due to the divestment of the consumer publishing programs in fiscal year 2013 and restructuring and other cost savings.

Acquisitions

In January, Wiley acquired the assets of Elan Guides, an early-stage Chartered Financial Analyst test preparation company.   Elan’s CFA materials will be incorporated into Wiley’s CPAExcel test preparation platform. Terms were not disclosed.

	For the Three Months
	Ended January 31,			% change
EDUCATION:	2014	2013	% change	w/o FX (a)

Revenue by Product/Service:
Print Textbooks	$54,358	$62,395	-13%	-8%
Binder and Custom Products	12,896	12,463	3%	3%
Online Program Management (Deltak)	19,145	17,145	12%	12%
Digital Books	7,964	8,803	-10%	-8%
WileyPLUS	18,578	15,554	19%	20%
Other Publishing Income	1,994	2,067	-4%	1%
Total Revenue	$114,935	$118,427	-3%	0%

Cost of Sales	(33,158)	(35,212)	-6%	-3%

Gross Profit	81,777	$83,215	-2%	1%
Gross Profit Margin	71.2%	70.3%

Direct Expenses	(34,773)	(32,457)	7%	9%
Amortization of Intangibles	(2,382)	(2,382)	0%	0%
Restructuring Charge (see Note 7)	(117)	-
Direct Contribution to Profit	$44,505	$48,376	-8%	-4%
Direct Contribution Margin	38.7%	40.8%

Shared Service Costs:
Distribution	(4,012)	(4,074)	-2%	1%
Technology Services	(8,429)	(8,049)	5%	6%
Occupancy and Other	(1,687)	(1,198)	41%	49%
Contribution to Profit	$30,377	$35,055	-13%	-9%
Contribution Margin	26.4%	29.6%

(a) Adjusted to exclude the fiscal year 2014 Restructuring Charge

Revenue:

Education revenue for the third quarter of fiscal year 2014 decreased 3% to $114.9 million, but was flat excluding the unfavorable impact of foreign exchange.  Growth from WileyPLUS ($3 million), Online Program Management (Deltak) ($2 million) and Binder and Custom Products was offset by declines in Print Textbooks ($5 million) and Digital Books ($1 million). Third quarter revenue comparisons include the unfavorable impact of $2 million of sales delayed from the second quarter of the prior year and recognized in the third quarter due to Hurricane Sandy, in addition to earlier-than-usual ordering in the Australia schools business in the second quarter of fiscal year 2014. The decline in Print Textbooks reflects the transition to custom and digital products and the timing items described above. The decline in Digital Books was mainly driven by weakened enrollment at for-profit institutions. Deltak revenue increased by approximately 12% in the third quarter of fiscal year 2014. Deltak was acquired on October 25, 2012. Revenue in the third quarter of fiscal year 2013 included an extra week of revenue, approximately $1 million, due to closing the acquisition just prior to the end of the second quarter of fiscal year 2013.

WileyPLUS revenue is earned ratably over the school semester. Unearned deferred WileyPLUS revenue as of January 31, 2014 was $12.8 million as compared to $11.7 million as of January 31, 2013.

Revenue by Subject and Region is as follows:
	For the Three Months
	Ended January 31,		% of	% change
	2014	2013	Revenue	w/o FX
Revenue by Subject Category:
Business	$26,259	$26,620	23%	1%
Sciences	16,587	17,101	14%	-1%
Social Sciences	14,444	15,193	13%	-4%
Engineering & Computer Science	12,865	14,388	11%	-9%
Mathematics & Statistics	6,843	6,981	6%	-2%
Schools (Australia K-12)	13,906	17,040	12%	-7%
Online Program Management (Deltak)	19,145	17,145	17%	12%
Other	4,886	3,959	4%	26%
Total Revenue	$114,935	$118,427	100%	0%

Revenue by Region:
Americas	$88,583	$85,519	77%	4%
EMEA	4,274	4,675	4%	-11%
Asia-Pacific	22,078	28,233	19%	-11%
Total Revenue	$114,935	$118,427	100%	0%

Cost of Sales:

Cost of Sales for the third quarter of fiscal year 2014 decreased 6% to $33.2 million, or 3% excluding the favorable impact of foreign exchange mainly driven by lower sales volume.

Gross Profit:

Gross Profit Margin for the third quarter of fiscal year 2014 improved 90 basis points to 71.2% principally due to higher margin revenue from the Deltak acquisition, partially offset by higher royalty rates.

Direct Expenses and Amortization:

Direct Expenses increased 7% to $34.8 million in the third quarter of fiscal year 2014 or 9% excluding the favorable impact of foreign exchange. The increase was mainly driven by higher Deltak employment costs to support business growth ($3 million) and higher accrued incentive compensation ($2 million), partially offset by restructuring and other cost savings ($2 million).

Amortization of Intangibles was $2.4 million in the third quarters of fiscal years 2014 and 2013.

Contribution to Profit

Contribution to Profit for the third quarter of fiscal year 2014 decreased 13% to $30.4 million, or 9% excluding the unfavorable impact of foreign exchange and the current year Restructuring Charge. Contribution Margin decreased 320 basis points to 26.4% in the third quarter of fiscal year 2014 mainly driven by Deltak’s continued investment in new university programs that are not yet generating revenue (50 basis points), higher accrued incentive compensation (170 basis points) and higher royalty rates, partially offset by restructuring and other cost savings.

Deltak Update

Deltak accounted for 17% of total Education revenue in the quarter compared to 14% in the prior year.  As of January 31, 2014, Deltak had 36 institutions under contract, 120 programs generating revenue and 45 programs under contract and in development but not yet generating revenue. At the time of the Deltak acquisition in October 2012, there were 95 programs generating revenue and 12 programs under contract and in development but not yet generating revenue.

	For the Three Months
	Ended January 31,			% change
SHARED SERVICES AND ADMINISTRATIVE COSTS:	2014	2013	% change	w/o FX (a)

Distribution	$24,367	$25,911	-6%	-4%
Technology	43,871	42,381	4%	4%
Finance	10,960	10,273	7%	8%
Other Administration	21,157	17,334	22%	22%
Restructuring Charges (see Note 7)	5,754	-
Total	$106,109	$95,899	11%	5%

(a) Adjusted to exclude the fiscal year 2014 Restructuring Charges

Shared Services and Administrative Costs for the third quarter of fiscal year 2014 increased 11% to $106.1 million, or 5% excluding the favorable impact of foreign exchange and the fiscal year 2014 Restructuring Charges. Higher Technology costs reflect spending to support business transformation initiatives ($5 million), partially offset by restructuring and other cost savings ($3 million). Finance costs increased mainly due to higher accrued incentive compensation. Other Administration costs increased due to a lower property tax incentive from the state of N.J. ($3 million) and higher employment costs ($1 million). Lower Distribution costs reflect restructuring and other cost savings ($1 million) and lower print volume.

RESULTS OF OPERATIONS – NINE MONTHS ENDED JANUARY 31, 2014

Throughout this report, references to variances “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses.  Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location. For the first nine months of fiscal years 2014 and 2013, the average exchange rates to convert British pounds sterling to U.S. dollars were 1.58 and 1.59, respectively; the average exchange rates to convert euros into U.S. dollars were 1.34 and 1.28, respectively; the average exchange rates to convert Australian dollars to U.S. dollars were 0.93 and 1.03, respectively. Unless otherwise noted, all variance explanations below are on a currency neutral basis.

Revenue:

Revenue for the first nine months of fiscal year 2014 of $1,318.1 million was flat with the prior year period, but increased 1% excluding the unfavorable impact of foreign exchange.  The growth mainly reflects incremental revenue from the Deltak and ELS acquisitions in the prior year ($35 million); growth in journal subscriptions ($19 million) and open access fees ($8 million) in Research; growth in digital books ($15 million) and other digital revenue ($14 million), partially offset by a reduction in revenue due to the divestment of the consumer publishing programs in fiscal year 2013 ($40 million) and lower print book revenue in each of the three businesses ($41 million). Deltak and ELS were acquired by the Company in October and November 2012, respectively.

Cost of Sales and Gross Profit:

Cost of sales for the first nine months of fiscal year 2014 decreased 4% to $380.7 million. The decrease reflects a reduction in costs due to the divestment of the consumer publishing programs ($26 million) and lower cost digital products, partially offset by incremental operating costs from recent acquisitions ($9 million), higher sales volume and higher royalty rates on society owned journals.

Gross profit for the first nine months of fiscal year 2014 of 71.1% was 140 basis points higher than prior year due to the impact of the divested consumer publishing programs (100 basis points), incremental revenue from higher-margin acquisitions (20 basis points) and digital products, partially offset by higher royalty rates on society owned journals (50 basis points).

Operating and Administrative Expenses:

Operating and administrative expenses for the first nine months of fiscal year 2014 increased 3% to $713.1 million, or 4% excluding the favorable impact of foreign exchange.  The increase was mainly driven by incremental operating and administrative expenses from acquisitions ($26 million); higher employment costs ($26 million) mainly accrued incentive compensation ($11 million), merit increases ($6 million) and other ($9 million); higher technology costs ($15 million); lower property tax incentive from the state of N.J. ($3 million); and higher operating expenses to support business growth in Deltak ($3 million) and ELS ($1 million), partially offset by restructuring and other cost savings ($31 million); a reduction related to the divestment of the consumer publishing programs ($12 million); lower bad debt provisions ($1 million); and an insurance settlement ($1 million).

Restructuring Charges:

In the first nine months of fiscal years 2014 and 2013, the Company recorded pre-tax restructuring charges of $27.3 million and $4.8 million, respectively, which are described in more detail below:

Restructuring and Reinvestment Program

In fiscal year 2013, the Company initiated a program (the “Restructuring and Reinvestment Program”) to restructure and realign its cost base with current and anticipated future market conditions.  The Company is targeting that a majority of the anticipated cost savings will improve margins and earnings, while the remainder will be reinvested in high growth digital business opportunities. In the first nine months of fiscal year 2014, the Company recorded a restructuring charge of $27.3 million, or $18.3 million after tax ($0.31 per share) which includes accrued redundancy and separation benefits of $14.7 million, process reengineering consulting costs of $7.8 million and other costs of $4.8 million which mainly consist of lease and other contract termination costs.  Approximately $4.6 million, $4.8 million and $0.4 million of the restructuring charge was recorded within the Research, PD and Education reporting segments, respectively, with the remainder recognized in Shared Service costs. The Research and Professional Development restructuring charges (credits) for the three months ended January 31, 2014 include credits of approximately ($0.9) million and ($1.2) million, respectively, related to reversals of severance provisions previously recorded by the Company due to employees who have accepted different positions within the Company, or who voluntarily resigned. The cumulative charge recorded to-date related to the Restructuring and Reinvestment Program of $51.8 million is expected to be fully recovered by January 31, 2015. The Company expects to record additional restructuring charges for the remainder of fiscal year 2014 of approximately $10 million.

Other Restructuring Programs

As part of the Company’s ongoing transition and transformation to digital products and services, certain activities were identified in the first quarter of fiscal year 2013 that were discontinued, outsourced, or relocated to a lower cost region.  As a result, the Company recorded a restructuring charge of approximately $4.8 million, or $3.5 million after tax ($0.06 per share), during the period for redundancy and separation benefits.  Approximately $3.0 million, $1.3 million and $0.2 million of the restructuring charge was recorded within the Research, PD and Education reporting segments, respectively, with the remainder recognized in Shared Service costs.  The charge was fully recovered as of January 31, 2014.

Impairment Charges:

In the first nine months of fiscal years 2014 and 2013, the Company recorded pre-tax impairment charges of $4.8 million and $15.5 million, respectively, which are described in more detail below:

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

Technology Investments

In the second quarter of fiscal year 2014, the Company terminated a multi-year software development program for an internal operations application due to a change in the Company’s longer-term enterprise system plans. As a result, the Company recorded an asset impairment charge for previously capitalized software costs related to the program of $4.8 million, or $3.4 million after tax ($0.06 per share).

Gain on Sale of Travel Publishing Program

On August 31, 2012, the Company sold its travel publishing program, including all of its interests in the Frommer’s, Unofficial Guides, and WhatsonWhen brands to Google, Inc. (“Google”) for $22 million in cash, of which $3.3 million is held in escrow related to standard commercial representations and warranties and is expected to be released to the Company by the end of fiscal year 2014. As a result, the Company recorded a $9.8 million pre-tax gain on the sale, or $6.2 million after tax ($0.10 per share), in the second quarter of fiscal year 2013.  In connection with the sale, the Company also entered into a transition services agreement which ended on December 31, 2013.

Amortization of Intangibles:

Amortization of intangibles increased $2.7 million to $33.1 million for the first nine months of fiscal year 2014 mainly driven by incremental amortization related to the fiscal year 2013 acquisition of Deltak.

Interest Expense/Income, Foreign Exchange and Other:

Interest expense for the first nine months of fiscal year 2014 increased $0.8 million to $10.3 million.  The increase was driven by higher average debt mainly due to acquisition financing ($2 million), partially offset by lower interest rates.  The Company’s average cost of borrowing during the first nine months of fiscal years 2014 and 2013 was 1.8% and 2.0%, respectively.  In the first nine months of fiscal years 2014 and 2013, the Company recognized foreign exchange transaction gains (losses) of $0.3 million and ($1.6) million, respectively, mainly on intercompany debt.

Provision for Income Taxes:

The effective tax rate for the first nine months of fiscal year 2014 was 17.6% compared to a 22.6% in the prior year.  During the first quarters of fiscal years 2014 and 2013, the Company recorded non-cash deferred tax benefits of $10.6 million ($0.18 per share) and $8.4 million ($0.14 per share), respectively, principally associated with new tax legislation enacted in the United Kingdom (U.K.) that reduced the U.K. statutory income tax rates by 3% and 2%, respectively. The benefits recognized by the Company reflect the measurement of all applicable U.K. deferred tax balances to the new income tax rates of 21% effective April 1, 2014 and 20% effective April 1, 2015.  Excluding the impact of the tax benefits described above, the Company’s effective tax rate decreased from 27.3% to 24.6% principally due to a higher proportion of income from lower tax jurisdictions; lower U.K. income tax rates and a $2.5 million tax reserve release.

Earnings Per Share:

Earnings per diluted share for the first nine months of fiscal year 2014 decreased 7% to $2.10 per share due to the unfavorable impact of foreign exchange ($0.01 per share); higher restructuring charges ($0.25 per share); the prior year gain on sale of the travel program ($0.10 per share); partially offset by higher deferred tax benefits related to the changes in U.K. corporate income tax rates ($0.04 per share) and  lower impairment charges ($0.10 per share).  In addition, higher technology investment ($0.24 per share) were more than offset by direct contribution to profit and lower tax rates.

Segment Results for the Nine Months Ended January 31, 2014
	For the Nine Months
	Ended January 31,			% change
RESEARCH:	2014	2013	% change	w/o FX (a)

Revenue by Product/Service:
Journal Subscriptions	$478,374	$461,611	4%	4%
Print Books	89,483	101,279	-12%	-11%
Digital Books	31,588	25,130	25%	25%
Open Access	11,538	3,691	213%	213%
Other Publishing Income	136,549	134,968	1%	2%
Total Revenue	$747,532	$726,679	3%	3%

Cost of Sales	(204,428)	(195,589)	5%	5%

Gross Profit	$543,104	$531,090	2%	3%
Gross Profit Margin	72.7%	73.1%

Direct Expenses	(207,758)	(207,737)	0%	0%
Amortization of Intangibles	(20,924)	(19,763)	6%	6%
Restructuring Charges (see Note 7)	(4,590)	(2,966)
Direct Contribution to Profit	$309,832	$300,624	3%	4%
Direct Contribution Margin	41.4%	41.4%

Shared Service Costs:
Distribution	(33,714)	(34,813)	-3%	-3%
Technology	(54,307)	(49,736)	9%	9%
Occupancy and Other	(15,581)	(16,412)	-5%	-4%
Contribution to Profit	$206,230	$199,663	3%	5%
Contribution Margin	27.6%	27.5%

(a) Adjusted to exclude the fiscal year 2014 and 2013 Restructuring Charges

Revenue:

Research revenue for the first nine months of fiscal year 2014 increased 3% to $747.5 million.  The growth was mainly driven by Journal Subscriptions, Digital Books and Open Access fees, partially offset by a decline in Print Books. Journal Subscription revenue growth was driven by new society business ($8 million), the favorable timing of production scheduling ($7 million) and new subscriptions ($5 million).  The decline in Print Books ($12 million) was partially offset by growth in Digital Books ($6 million) reflecting the Company’s continued transition to digital products. Open Access revenue, which represents article publication fees from authors that provide immediate free access to the author’s article on the Company’s website, grew $7.8 million during the first nine months of fiscal year 2014. Other Publishing Income primarily includes journal page and color charges, advertising, sale of rights, journal backfiles and reprints.

Revenue by Subject and Region is as follows:
	For the Nine Months
	Ended January 31,		% of	% change
	2014	2013	Revenue	w/o FX
Revenue by Subject Category:
Medicine	$212,926	$212,763	29%	2%
Physical Sciences & Engineering	209,469	205,684	28%	1%
Life Sciences	186,533	167,657	25%	12%
Social Sciences & Humanities	135,548	137,760	18%	-1%
Other	3,056	2,815	0%	9%
Total Revenue	$747,532	$726,679	100%	3%

Revenue by Region:
Americas	$295,210	$279,182	40%	6%
EMEA	412,056	401,769	55%	3%
Asia-Pacific	40,266	45,728	5%	-4%
Total Revenue	$747,532	$726,679	100%	3%

The growth in Life Sciences revenue was mainly driven by the acquisition of publication rights from the American Geophysical Union (“AGU”) effective January 1, 2013. AGU is one of the world’s leading societies of Earth and space science.

Cost of Sales:

Cost of Sales for the first nine months of fiscal year 2014 increased 5% to $204.4 million mainly driven by higher royalties on new society business  ($10 million) and higher Journal Subscription volume ($6 million), partially offset by lower cost digital products ($6 million).

Gross Profit:

Gross Profit Margin for the first nine months of fiscal year 2014 of 72.7% was 40 basis points lower than prior year mainly due to higher royalty rates on new society journals (140 basis points), partially offset by higher margin digital products.

Direct Expenses and Amortization:

Direct Expenses for the first nine months of fiscal year 2014 of $207.8 million was flat with the prior year period. Restructuring and other cost savings ($4 million) were offset by higher accrued incentive compensation ($2 million), higher editorial costs ($1 million) due to new society business and merit increases ($1 million).

Amortization of Intangibles increased $1.2 million to $20.9 million for the first nine months of fiscal year 2014 mainly due to the acquisition of publication rights for new society journals.

Contribution to Profit:

Contribution to Profit for the first nine months of fiscal year 2014 increased 3% to $206.2 million, or 5% excluding the unfavorable impact of foreign exchange and the current and prior year Restructuring Charges. Contribution Margin increased 10 basis points to 27.6%, or 30 basis points excluding the Restructuring Charges. Restructuring and other cost savings and lower occupancy/facility costs due to duplicate rent in the prior year as the Company was transitioning to new facilities were partially offset by lower Gross Profit Margins, higher Technology costs and higher accrued incentive compensation.

Society Partnerships
•	7 new society journals were signed during the first nine months of fiscal year 2014 with combined annual revenue of approximately $11 million
•	69 renewals/extensions were signed with approximately $32 million in combined annual revenue
•	11 journal society contracts were not renewed with combined annual revenue of approximately $7 million

	For the Nine Months
	Ended January 31,			% change
PROFESSIONAL DEVELOPMENT (PD):	2014	2013	% change	w/o FX (a)

Revenue by Product/Service:
Print Books	$183,392	$199,068	-8%	-7%
Digital Books	34,352	28,801	19%	20%
Online Training & Assessment	26,713	21,047	27%	27%
Other Publishing Income	26,375	27,085	-3%	-2%
Divested Consumer Publishing Programs	-	40,359
Total Revenue	$270,832	$316,360	-14%	-14%

Cost of Sales	(84,559)	(115,756)	-27%	-27%

Gross Profit	$186,273	$200,604	-7%	-7%
Gross Profit Margin	68.8%	63.4%

Direct Expenses	(99,683)	(115,661)	-14%	-13%
Amortization of Intangibles	(4,997)	(6,048)	-17%	-17%
Restructuring Charges (See Note 7)	(4,834)	(1,254)
Impairment Charges (See Note 8)	-	(15,521)
Gain on Sale of Travel Publishing Program (See Note 9)	-	9,829
Direct Contribution to Profit	$76,759	$71,949	7%	4%
Direct Contribution Margin	28.3%	22.7%

Shared Services and Administrative Costs:
Distribution	(27,861)	(30,937)	-10%	-9%
Technology Services	(23,260)	(21,662)	7%	7%
Occupancy and Other	(7,694)	(8,054)	-4%	-3%
Contribution to Profit	$17,944	$11,296	59%	26%
Contribution Margin	6.6%	3.6%

(a) Adjusted to exclude the fiscal year 2014 and 2013 Restructuring Charges and the fiscal year 2013 Impairment Charges and Gain on Sale of Travel Publishing Program

Revenue:

PD revenue for the first nine months of fiscal year 2014 decreased 14% to $270.8 million. The decline was driven by the divestment of the consumer publishing programs in fiscal year 2013 ($40 million) and other declines in Print Book revenue ($15 million), partially offset by growth in Digital Books ($6 million) and Online Training and Assessment revenue ($6 million).  Print Book revenue of $183.4 million decreased 8% in the first nine months of fiscal year 2014, or 7% excluding the unfavorable impact of foreign exchange reflecting the transition to Digital Books, lower demand for technology titles and the discontinuation of certain non-divested consumer titles. Online Training and Assessment revenue growth reflects incremental revenue from the ELS acquisition ($4 million) in the prior year and post-acquisition comparative period growth ($1 million) and higher revenue from Inscape’s products and services ($1 million).

Revenue by Subject and Region is as follows:
	For the Nine Months
	Ended January 31,		% of	% change
	2014	2013	Revenue	w/o FX
Revenue by Subject Category:
Business	$123,263	$119,360	46%	4%
Technology	57,397	63,945	21%	-10%
Consumer	30,467	33,729	11%	-9%
Professional Education	22,743	21,295	8%	7%
Architecture	18,286	19,211	7%	-4%
Psychology	12,812	10,430	5%	23%
Other	5,864	8,031	2%	-23%
Divested Consumer Publishing Programs	-	40,359
Total Revenue	$270,832	$316,360	100%	-14%

Revenue by Region:
Americas	$212,872	$250,231	79%	-15%
EMEA	40,621	43,854	15%	-8%
Asia-Pacific	17,339	22,275	6%	-18%
Total Revenue	$270,832	$316,360	100%	-14%

Cost of Sales:

Cost of Sales for the first nine months of fiscal year 2014 decreased 27% to $84.6 million.  The decline was driven by the divested consumer publishing programs ($26 million), lower sales volume for Print Books in the continuing business ($3 million) and lower cost digital products ($3 million), partially offset by incremental costs associated with the ELS acquisition in the prior year ($1 million).

Gross Profit:

Gross Profit Margin increased from 63.4% to 68.8% in the first nine months of fiscal year 2014. The improvement was mainly driven by the divestment of the low margin consumer publishing programs (390 basis points), higher margin revenue from the ELS acquisition (20 basis points), lower composition spending due to a managed reduction in title count (25 basis points) and higher margin digital products.

Direct Expenses and Amortization:

Direct Expenses for the first nine months of fiscal year 2014 declined 14% to $99.7 million, or 13% excluding the favorable impact of foreign exchange.  The decrease was driven by the divestment of the consumer publishing programs ($12 million) and restructuring and other cost savings ($10 million), partially offset by incremental costs from the ELS acquisition ($3 million), business transformation consulting costs ($2 million) and merit increases ($1 million).

Amortization of Intangibles decreased $1.1 million to $5.0 million in the first nine months of fiscal year 2014 principally due to intangible assets that have become fully amortized.

Contribution to Profit:

Contribution to Profit increased from $11.3 million to $17.9 million in the first nine months of fiscal year 2014.  Contribution Margin increased from 3.6% to 6.6% in the first nine months of fiscal year 2014.  Excluding the current and prior year Restructuring Charges, the prior year Impairment Charge and the Gain on Sale of the Travel Publishing Program, Contribution Margin increased 260 basis points mainly due to restructuring and other cost savings.

	For the Nine Months
	Ended January 31,			% change
EDUCATION:	2014	2013	% change	w/o FX (a)

Revenue by Product/Service:
Print Textbooks	$140,932	$159,875	-12%	-9%
Binder and Custom Products	43,970	39,260	12%	12%
Online Program Management (Deltak)	50,396	17,145
Digital Books	21,524	19,002	13%	15%
WileyPLUS	35,590	29,105	22%	23%
Other Publishing Income	7,330	7,498	-2%	4%
Total Revenue	$299,742	$271,885	10%	12%

Cost of Sales	(91,719)	(87,247)	5%	7%

Gross Profit	$208,023	$184,638	13%	15%
Gross Profit Margin	69.4%	67.9%

Direct Expenses	(97,816)	(80,726)	21%	23%
Amortization of Intangibles	(7,145)	(4,593)	56%	56%
Restructuring Charges (see Note 7)	(375)	(169)
Direct Contribution to Profit	$102,687	$99,150	4%	6%
Direct Contribution Margin	34.3%	36.5%

Shared Service Costs:
Distribution	(11,755)	(11,646)	1%	4%
Technology Services	(25,802)	(22,548)	14%	15%
Occupancy and Other	(6,111)	(4,893)	25%	27%
Contribution to Profit	$59,019	$60,063	-2%	2%
Contribution Margin	19.7%	22.1%

(a) Adjusted to exclude the fiscal year 2014 and 2013 Restructuring Charges

Revenue:

Education revenue for the first nine months of fiscal year 2014 increased 10% to $299.7 million, or 12% excluding the unfavorable impact of foreign exchange. The growth was driven by incremental revenue from the Deltak acquisition ($31 million) and growth ($2 million), higher revenue from WileyPLUS ($7 million), Binder and Custom Products ($5 million) and Digital Books ($3 million), partially offset by a decline in Print Textbooks ($14 million). The decline in Print Textbooks reflects the transition to custom and digital products, including WileyPLUS.

Revenue by Subject and Region is as follows:
	For the Nine Months
	Ended January 31,		% of	% change
	2014	2013	Revenue	w/o FX
Revenue by Subject Category:
Business	$66,355	$64,440	22%	5%
Sciences	53,564	53,402	18%	1%
Social Sciences	40,271	41,814	14%	-3%
Engineering & Computer Science	32,772	37,479	11%	-11%
Mathematics & Statistics	21,899	21,366	7%	3%
Schools (Australia K-12)	24,341	25,174	8%	9%
Online Program Management (Deltak)	50,396	17,145	17%
Other	10,144	11,065	3%	-7%
Total Revenue	$299,742	$271,885	100%	12%

Revenue by Region:
Americas	$237,525	$202,364	79%	18%
EMEA	15,632	16,535	5%	-5%
Asia-Pacific	46,585	52,986	16%	-3%
Total Revenue	$299,742	$271,885	100%	12%

Cost of Sales:

Cost of Sales for the first nine months of fiscal year 2014 increased 5% to $91.7 million, or 7% excluding the favorable impact of foreign exchange. The increase was mainly driven by incremental costs from the Deltak acquisition ($8 million) and higher royalty costs ($1 million), partially offset by lower cost digital products ($1 million) and restructuring and other cost savings ($2 million).

Gross Profit:

Gross Profit Margin for the first nine months of fiscal year 2014 improved 150 basis points to 69.4% principally due to the Deltak acquisition (100 basis points), growth in higher margin digital products (50 basis points) and lower composition costs (50 basis points), partially offset by higher royalty costs (50 basis points).

Direct Expenses and Amortization:

Direct Expenses increased 21% to $97.8 million in the first nine months of fiscal year 2014, or 23% excluding favorable impact of foreign exchange. The increase was due to incremental costs from the Deltak acquisition ($20 million) and growth ($3 million) and higher accrued incentive compensation ($3 million), partially offset by restructuring and other cost savings and an insurance settlement ($1 million).

Amortization of Intangibles increased $2.6 million to $7.1 million in the first nine months of fiscal year 2014 primarily due to acquired intangible assets associated with Deltak.

Contribution to Profit:

Contribution to Profit for the first nine months of fiscal year 2014 decreased 2% to $59.0 million, but increased 2% excluding the unfavorable impact of foreign exchange and the current and prior year Restructuring Charges. Contribution Margin decreased 240 basis points to 19.7% due to Deltak’s continued investment in new university programs that are not yet generating revenue (350 basis points), higher accrued incentive compensation and higher Technology costs, partially offset by higher margin digital revenue and restructuring and other cost savings.

	For the Nine Months
	Ended January 31,			% change
SHARED SERVICES AND ADMINISTRATIVE COSTS:	2014	2013	% change	w/o FX (a)

Distribution	$73,346	$77,396	-5%	-4%
Technology	133,881	114,906	17%	17%
Finance	32,292	31,263	3%	4%
Other Administration	68,314	62,144	10%	11%
Restructuring Charges (see Note 7)	17,528	452
Impairment Charges (see Note 8)	4,786	-
Total	$330,147	$286,161	15%	8%

(a) Adjusted to exclude the fiscal year 2014 and 2013 Restructuring Charges and the fiscal year 2014 Impairment Charge

Shared Services and Administrative Costs for the first nine months of fiscal year 2014 increased 15% to $330.1 million, or 8% excluding the favorable impact of foreign exchange and the Restructuring and Impairment Charges. Distribution, Technology and Other Administration Costs were favorably impacted in the current year by restructuring and other cost savings of $3 million, $5 million and $1 million, respectively. In addition, Technology costs increased due to higher spending on project management, consulting, software development and licensing and maintenance ($21 million) and also included incremental costs from the Deltak acquisition ($3 million). Finance costs increased due to higher accrued incentive compensation ($1 million). Other Administration costs increased due to a lower property tax incentive ($3 million) and higher employment costs ($2 million). Distribution costs reflect lower print volume ($2 million) offset by higher employment costs ($1 million) and transformation consulting costs ($1 million).

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Cash and Cash Equivalents balance was $316.0 million at the end of the third quarter of fiscal year 2014, compared with $285.9 million a year earlier. Cash provided by Operating Activities in the first nine months of fiscal year 2014 decreased $8.4 million to $153.8 million principally due to higher payments related to the Company’s restructuring programs ($18 million) and the timing of cash receipts related to the sale of the Company’s products and services ($17 million), partially offset by lower income tax deposits paid to German tax authorities ($19 million) as discussed in Note 13, the timing of vender payments ($4 million) and lower incentive compensation payments ($3 million). The change in deferred revenue primarily reflects the timing of calendar year 2014 journal subscription cash collections ($28 million) and higher non-cash journal subscription revenue ($17 million), partially offset by growth in other businesses ($6 million). A tax deposit of $29.7 million for disputed taxes was paid in the prior year period, whereas $10.4 million was paid in the current period.  The Company has made all required payments to date.

Cash used for Investing Activities for the first nine months of fiscal year 2014 was $74.3 million compared to $307.3 million in the prior year. In the first nine months of fiscal year 2013, the Company invested $258.7 million in acquisitions, principally the Deltak and ELS acquisitions (see Note 6), and also sold its travel program for $22 million, and the Culinary, CliffsNotes and Websters New World consumer publishing programs for $11 million, of which $3.3 million and $1.1 million remain in escrow, respectively.  Composition spending was $30.5 million in the first nine months of fiscal year 2014 compared to $35.6 million in fiscal year 2013 with the decrease mainly driven by lower spending in Education and PD due to a managed reduction in title count and smaller frontlist in Education. Cash used for technology, property and equipment decreased to $38.7 million in the first nine months of fiscal year 2014 compared to $41.6 million in the prior year mainly due to lower spending on leasehold improvements and furniture and equipment.

Cash used for Financing Activities was $97.9 million in the first nine months of fiscal year 2014, as compared to cash provided of $175.8 million in the prior year period. The Company’s net debt (debt less cash and cash equivalents) decreased $130.9 million from January 31, 2013.  During the first nine months of fiscal year 2014, net debt payments were $39.0 million compared to net borrowings of $259.8 million in the prior year period which included funds borrowed to finance the acquisitions of Deltak ($220 million) and ELS ($24 million).  These acquisitions were funded through the use of the existing credit facility and available cash and did not have an impact on the Company’s ability to meet other operating, investing and financing needs.  During the first nine months of fiscal year 2014, the Company repurchased 810,257 shares at an average price of $47.56 compared to 1,105,684 shares of common stock at an average price of $40.85 in the prior year period.   The Company increased its quarterly dividend to shareholders by 4% to $0.25 per share versus $0.24 per share in the prior year.  Higher proceeds from the exercise of stock options reflects a higher volume of stock option exercises in the first nine months of fiscal year 2014 compared to the prior year.

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

Cash and cash equivalents held outside the U.S. were approximately $303.6 million as of January 31, 2014.  The balances were comprised primarily of Euros, Pound Sterling, and Australian dollars.  Maintenance of these cash and cash equivalent balances outside the U.S. does not have a material impact on the liquidity or capital resources of the Company’s global, including U.S., operations. Cash and cash equivalent balances outside the U.S. may be subject to U.S. taxation, if repatriated. The Company intends to reinvest cash outside the U.S. except in instances where repatriating such earnings would result in no additional income tax. Accordingly, the Company has not accrued for U.S. income tax on the repatriation of non-U.S. earnings. It is not practical to determine the U.S. income tax liability that would be payable if such cash and cash equivalents were not indefinitely reinvested.

As of January 31, 2014, the Company had approximately $634 million of debt outstanding and approximately $203 million of unused borrowing capacity under its Revolving Credit and other facilities. We believe that our operating cash flow, together with our revolving credit facilities and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable.  The Company does not have any off-balance-sheet debt.

The Company’s working capital can be negative due to the seasonality of its businesses.  The primary driver of the negative working capital is unearned deferred revenue related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by the Company for a number of purposes including acquisitions; debt repayments; funding operations; dividends payments; and purchasing treasury shares. The deferred revenue will be recognized in income as the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of January 31, 2014 include $279.7 million of such deferred subscription revenue for which cash was collected in advance.

Projected capital spending for Technology, Property and Equipment and Composition for fiscal year 2014 is forecast to be approximately $60 million and $50 million, respectively, primarily to create new and enhanced existing digital products and system functionality that will drive future business growth. Projected spending for royalty advances, which is classified as an operating activity, for fiscal year 2014 is forecast to be approximately $100 million.

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

Interest Rates

The Company had $634.0 million of variable rate loans outstanding at January 31, 2014, which approximated fair value. On January 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.47% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a two-year period ending January 15, 2016. As of January 31, 2014, the notional amount of the interest rate swap was $150.0 million.

On March 30, 2012, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.645% and receives a variable rate of interest based on one month LIBOR (as defined) from the counterparty which is reset every month. As of January 31, 2014, the notional amount of the interest rate swap was $250.0 million. The agreement steps-down $100.0 million on March 31, 2014 and the remaining notational amount expires March 31, 2015.

It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.  During the three and nine months ended January 31, 2014, the Company recognized losses on its hedge contracts of approximately $0.3 million and $0.9 million, respectively, which are reflected in Interest Expense in the Condensed Consolidated Statements of Income.  At January 31, 2014, the fair value of the outstanding interest rate swaps was a deferred loss of $1.1 million and was recorded in Other Long-Term Liabilities in the Condensed Consolidated Statements of Financial Position. On an annual basis, a hypothetical one percent change in interest rates for the $234.0 million of unhedged variable rate debt as of January 31, 2014 would affect net income and cash flow by approximately $1.5 million.

Foreign Exchange Rates

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is primarily exposed to movements in British pound sterling, euros, Canadian and Australian dollars, and certain currencies in Asia. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses.  The Company’s significant investments in non-US businesses are exposed to foreign currency risk.  Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment.  During the three and nine months ended January 31, 2014, the Company recorded foreign currency translation gains in Other Comprehensive Income of approximately $4.4 million and $45.5 million, respectively, primarily as a result of the weakening of the U.S. dollar relative to the British pound sterling and the euro for the nine month period.

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

The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Gains and Losses on the Condensed Consolidated Statements of Income, and carried at their fair value on the Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Gains and Losses.  As of January 31, 2014, there was one open forward contract with a notional amount in U.S. dollars of approximately $121.1 million. During the three and nine months ended January 31, 2014, the company did not designate any forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities. As of January 31, 2014, the fair value of the open forward exchange contract was a loss of approximately $0.3 million, which was measured on a recurring basis using Level 2 inputs and recorded within the Other Accrued Liabilities line item on the Condensed Consolidated Statements of Financial Position. For the three and nine months ended January 31, 2014, the losses recognized on the forward exchange contracts were $0.3 million and $0.4 million, respectively.

Sales Return Reserves

The Company provides for sales returns based upon historical return experience and current market trends in the various markets and geographic regions in which the Company does business. Associated with the estimated sales return reserves, the Company also includes a related reduction in inventory and royalty costs as a result of the expected returns.

Net sales return reserves amounted to $40.5 million, $45.9 million and $31.8 million as of January 31, 2014 and 2013, and April 30, 2013, respectively. The reserves are reflected in the following accounts of the Condensed Consolidated Statements of Financial Position – increase (decrease):

	January 31, 2014	January 31, 2013	April 30, 2013

Accounts Receivable	$(57,375)	$(62,258)	$(44,279)
Inventories	8,797	8,508	6,862
Accounts and Royalties Payable	(8,044)	(7,805)	(5,583)
Decrease in Net Assets	$(40,534)	$(45,945)	$(31,834)

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

The Company’s book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 10% of total annual consolidated revenue and 17% of accounts receivable at January 31, 2014, the top 10 book customers account for approximately 19% of total annual consolidated revenue and approximately 44% of accounts receivable at January 31, 2014.

The European Union, Canada and United States have imposed sanctions on business relationships with Iran, including restrictions on financial transactions and prohibitions on direct and indirect trading with listed “designated persons.”  In the first nine months of fiscal year 2014, the Company recorded revenue and net profits of approximately $0.6 million and $0.2 million, respectively, related to the sale of scientific and medical content to certain publicly funded universities, hospitals and institutions that meet the definition of the “Government of Iran” as defined under section 560.304 of title 31, Code of Federal Regulations.  The Company has assessed its business relationship and transactions with Iran and believes it is in compliance with the regulations governing the sanctions. The Company intends to continue in these or similar sales as long as they continue to be consistent with all applicable sanction-related regulations.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, together with the Chief Accounting Officer and other members of the Company's management, have conducted an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting during the third quarter of fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of fiscal year 2014, the Company made the following purchases of Class A Common Stock under its stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program
November 2013	-	-	-	4,074,454
December 2013	223,935	$53.09	223,935	3,850,519
January 2014	151,124	$53.61	151,124	3,699,395
Total	375,059	$53.30	375,059

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

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

32.2 – 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

101.INS – XBRL Instance Document*

101.SCH – XBRL Taxonomy Extension Schema Document*

101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB – XBRL Taxonomy Extension Label Linkbase Document*

101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF – XBRL Taxonomy Extension Definition Linkbase Document*

(b)	The following reports on Form 8-K were submitted to the Securities and Exchange Commission since the filing of the Company’s 10-Q on December 10, 2013:

i.	Earnings release on the third quarter fiscal year 2014 results issued on Form 8-K dated March 11, 2014 which included the condensed financial statements of the Company.

ii.	Notification of adoption of a stock trading plan by Ellis Cousens, Executive Vice President and Chief Operations Officer, dated January 14, 2014.

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

Dated: March 12, 2014