Form 10-K
WILEY JOHN & SONS, INC.
filed 2014-06-27
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

[x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  April 30, 2014

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

Yes |    |      No |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, October 31, 2013, was approximately $2,318.2 million.  The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s Class A and Class B Common Stock as of May 31, 2014 was 49,611,867 and 9,485,561 respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on September 18, 2014, are incorporated by reference into Part III of this Form 10-K.

JOHN WILEY AND SONS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 30, 2014

PART I

Item 1.	Business

The Company, founded in 1807, was incorporated in the state of New York on January 15, 1904. As used herein the term “Company” means John Wiley & Sons, Inc., and its subsidiaries and affiliated companies, unless the context indicates otherwise.

The Company is a global provider of knowledge and knowledge-enabled services that improve outcomes in areas of research, professional practice and education. Through the Research segment, the Company provides digital and print scientific, technical, medical and scholarly journals, reference works, books, database services and advertising. The Professional Development segment provides digital and print books, online assessment and training services, and test prep and certification. In Education, the Company provides print and digital content, and education solutions including online program management services for higher education institutions and course management tools for instructors and students. The Company takes full advantage of its content from all three core businesses in developing and cross-marketing products to its diverse customer base of researchers, professionals, students, and educators. The use of technology enables the Company to make its content efficiently more accessible to its customers around the world. The Company’s operations are primarily located in the United States, Canada, Europe, Asia, and Australia.

Further description of the Company’s business is incorporated herein by reference in the Management’s Discussion and Analysis section of this 10-K.

Employees

As of April 30, 2014, the Company employed approximately 5,100 persons on a full-time equivalent basis worldwide. Company employees include approximately 150 new employees during fiscal year 2014 due to acquisitions.

Financial Information About Business Segments

The note entitled “Segment Information” of the Notes to Consolidated Financial Statements and pages 14 through 53 of the Management’s Discussion and Analysis section of this Form 10-K are incorporated herein by reference.

Financial Information About Foreign and Domestic Operations and Export Sales

The note entitled “Segment Information” of the Notes to Consolidated Financial Statements and pages 24 and 25 of the Management’s Discussion and Analysis section of this Form 10-K are incorporated herein by reference.

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

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995:

This Form 10-K and our Annual Report to Shareholders for the year ending April 30, 2014 contain certain forward-looking statements concerning the Company’s operations, performance and financial condition. In addition, the Company provides forward-looking statements in other materials released to the public as well as oral forward-looking information. Statements which contain the words anticipate, expect, believes, estimate, project, forecast, plan, outlook, intend and similar expressions constitute forward-looking statements that involve risk and uncertainties. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those in any forward-looking statements.

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

Operating and Administrative Costs and Expenses

In general, any significant increase in the costs of goods and services provided to the Company may adversely affect the Company’s costs of operation. The Company has a significant investment in its employee base around the world. The Company offers competitive salaries and benefits in order to attract and retain the highly skilled workforce needed to sustain and develop new products and services required for growth.  Employment and benefit costs are affected by competitive market conditions for qualified individuals, and factors such as healthcare, pension and retirement benefit costs. The Company is a large paper purchaser, and paper prices may fluctuate significantly from time-to-time. To reduce the impact of paper price increases, the Company relies upon multiple suppliers. The Company from time-to-time may hedge the exposure to fluctuations in price by entering into multi-year supply contracts. As of April 30, 2014, the Company’s consolidated paper inventory was approximately $5.5 million and there were no outstanding multi-year supply contracts.

Protection of Intellectual Property Rights

Substantially all of the Company’s publications are protected by copyright, held either in the Company’s name, in the name of the author of the work, or in the name of a sponsoring professional society. Such copyrights protect the Company’s exclusive right to publish the work in many countries abroad for specified periods, in most cases the author’s life plus 70 years, but in any event a minimum of 50 years for works published after 1978. The ability of the Company to continue to achieve its expected results depends, in part, upon the Company’s ability to protect its intellectual property rights. The Company’s results may be adversely affected by lack of legal and/or technological protections for its intellectual property in some jurisdictions and markets.

Maintaining the Company’s Reputation

The Company’s Professional customers worldwide rely upon many of the Company’s publications to perform their jobs. It is imperative that the Company consistently demonstrates its ability to maintain the integrity of the information included in its publications. Adverse publicity, whether or not valid, may reduce demand for the Company’s publications.

Trade Concentration and Credit Risk

In the journal publishing business, subscriptions are primarily sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agents and is principally remitted to the Company between the months of December and April. Although at fiscal year-end the Company had minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 24% of total annual consolidated revenue and no one agent accounts for more than 10% of total annual consolidated revenue.

The Company’s book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 9% of total annual consolidated revenue and 13% of accounts receivable at April 30, 2014, the top 10 book customers account for approximately 19% of total annual consolidated revenue and approximately 37% of accounts receivable at April 30, 2014.

Changes in Laws and Regulations That Could Adversely Affect the Company’s Business

The Company maintains operations in Asia, Australia, Canada, Europe and the United States. The conduct of our business, including the sourcing of content, distribution, sales, marketing and advertising is subject to various laws and regulations administered by governments around the world. Changes in laws, regulations or government policies, including tax regulations and accounting standards, may adversely affect the Company’s future financial results.

In March 2013, the U.S. Supreme Court, reversing decisions by the District Court for the Southern District of New York and Court of Appeals for the Second Circuit, held that the “first sale” doctrine of United States Copyright Law applied to copies of U.S. copyrighted material printed outside of the United States. This decision allows third parties who purchase works meant for sale only within a particular non-U.S. territory to resell those works in the United States. These works are often available outside the U.S. at prices significantly lower than the U.S. editions to meet local market pricing conditions.  Works developed for sale in markets outside the United States are often not substitutes for similar U.S. editions because they contain different content. However, any widespread resale in the United States of lower cost works could adversely impact the Company’s operating results. As a result of the change in law, the Company changed its business practice in selling into lower priced markets. The decision principally affects the operations of the Company’s Education business. (See page 20 for a further discussion)

The scientific research publishing industry generates much of its revenue from paid customer subscriptions to online and print journal content. There is debate within government, academic and library communities whether such journal content should be made available for free, immediately or following a period of embargo after publication, referred to as “open access”. For instance, certain governments are considering new mandates that would require journal articles derived from government-funded research to be made available to the public at no cost after an embargo period. Open access can be achieved in two ways: Green, which enables authors to publish articles in subscription based journals and self–archive the author accepted version of the article for free public use after an embargo period, and Gold, which enables authors to publish their articles in journals that provide immediate free access to the article on the publisher’s website following payment of an article publication fee. These mandates have the potential to put pressure on subscription-based publications and favor business models funded by author fees or government and private subsidies. If such regulations are widely implemented the Company’s operating results could be adversely affected.

Business Transformation and Restructuring

The Company is transforming portions of its business from a traditional publishing model to being a global provider of content-enabled solutions with a focus on digital products and services. The recent Deltak.edu, LLC (“Deltak”), Inscape Holdings, Inc. (“Inscape”), Efficient Learning Systems, Inc. (“ELS”), Profiles International (“Profiles”) and CrossKnowledge Group Limited (“CrossKnowledge”) acquisitions, along with the divestment of the Company’s consumer publishing programs, are examples of strategic initiatives that were implemented as part of the Company’s business transformation. The Company will continue to explore opportunities to develop new business models and enhance the efficiency of its organizational structure. The rapid pace and scope of change increases the risk that not all of our strategic initiatives will deliver the expected benefits within the anticipated timeframes. In addition, these efforts may somewhat disrupt the Company’s business activities which could adversely affect its operating results.

In fiscal year 2013, the Company initiated a program to restructure and realign its cost base with current and anticipated future market conditions.  Significant risks associated with these actions that may impair the Company’s ability to achieve the anticipated cost reductions or that may disrupt its business include delays in the implementation of anticipated workforce reductions in highly regulated locations outside of the U.S., particularly in Europe and Asia; decreases in employee morale; the failure to meet operational targets due to the loss of key employees; and disruptions of third parties to whom we have outsourced business functions. In addition, the Company’s ability to achieve the anticipated cost savings and other benefits from these actions within the expected timeframe is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business and results of operations could be adversely affected.

Outsourcing of Business Processes

The Company has outsourced certain business functions to third-party service providers to achieve cost savings and efficiencies. If these third-party service providers do not perform effectively, the Company may not be able to achieve the expected cost savings and, depending on the function involved, may experience business disruption or processing inefficiencies, all with potential adverse effects on the Company’s operating results.

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

A common trend facing each of the Company’s businesses is the digitization of content and proliferation of distribution channels through the internet and other electronic means, which are replacing traditional print formats. The trend to digital books has also created contraction in the print book retail market which increases the risk of bankruptcy for certain retail customers, potentially leading to the disruption of short-term product supply to consumers as well as potential bad debt write-offs.  New distribution channels, such as digital formats, the internet, online retailers and growing delivery platforms (e.g. tablets and e-readers), combined with the concentration of retailer power, present both threats and opportunities to the Company’s traditional publishing models, potentially impacting both sales volumes and pricing. In addition, there is an enhanced risk associated with the illegal unauthorized replication and distribution of digital products.

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

Student Demand for Lower Cost Textbooks in Higher Education

The Company’s Education business publishes educational content for undergraduate, graduate and advanced placement students, lifelong learners and in Australia secondary school students. Due to growing student demand for less expensive textbooks, many college bookstores, online retailers and other entities offer used or rental textbooks to students at lower prices than new. It is uncertain how such sales of lower priced textbooks will impact the Company’s operating results.

Interest Rate and Foreign Exchange Risk

Non-U.S. revenues, as well as our substantial non-U.S. net assets, expose the Company’s results to foreign currency exchange rate volatility. Fiscal year 2014 revenue was recognized in the following currencies (as measured in U.S. dollar equivalents): approximately 56% U.S dollar; 28% British pound sterling; 9% euro and 7% other currencies. In addition, our interest-bearing loans and borrowings are subject to risk from changes in interest rates. These risks and the measures we have taken to help contain them are discussed in the Market Risk section of this 10-K. The Company from time-to-time uses derivative instruments to hedge such risks. Notwithstanding our efforts to foresee and mitigate the effects of changes in fiscal circumstances, we cannot predict with certainty changes in currency and interest rates, inflation or other related factors affecting our business.

Changes in Tax Legislation

The Company is subject to tax laws within the jurisdictions in which it does business. Changes in tax legislation could have a material impact on the Company’s financial results. There have been recent proposals to reform U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on earnings outside of the U.S. This could have a material impact on the Company’s financial results since a substantial portion of the Company’s income is earned outside the U.S. In addition, the Company is subject to audit by tax authorities.  Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals and have a material impact on the Company’s net income, cash flow and financial position. See tax footnote 13 (“tax audits’) for further details on the Company’s tax audit in Germany.

Business Risk in Developing, Emerging and Other Foreign Markets

The Company sells its products to customers in the Middle East (including Iran and Syria), Africa (including Sudan), Cuba, and other developing markets where it does not have operating subsidiaries. In addition, approximately 10% of Research journal articles are sourced from authors in China. The Company does not own any assets or liabilities in these markets except for trade receivables. Challenges and uncertainties associated with operating in developing markets has a higher relative risk due to political instability, economic volatility, crime, terrorism, corruption, social and ethnic unrest, and other factors. In fiscal year 2014, the Company recorded revenue and net profits of $0.9 million and $0.3 million, respectively, related to sales to Cuba, Sudan, Syria and Iran. While sales in these markets are not material to the Company’s business results, adverse developments related to the risks associated with these markets may cause actual results to differ from historical and forecasted future operating results. Disruption in these markets could also trigger a decrease in consumer purchasing power, resulting in a reduced demand for our products.

The Company has certain technology development operations in Russia related to software development and architecture, digital content production and system testing services. Due to the political instability within the region, there is the potential for future government embargos and sanctions which could disrupt the Company’s operations in the area. While the Company has developed business continuity plans to address these issues, further adverse developments in the region could have a material impact on the Company’s business and operating results.

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

Effects of Increases in Pension Costs and Funding Requirements

The Company provides defined benefit pension plans for certain employees worldwide.  In March 2013, the Company’s Board of Directors approved amendments to the U.S. defined benefit plans that froze the plans effective June 30, 2013. The funding requirements and costs of these plans are dependent upon various factors, including the actual return on plan assets, discount rates, plan participant population demographics and changes in pension regulations. Changes in these factors affect the Company’s plan funding, cash flow and results of operations.

Effects of Inflation and Cost Increases

The Company, from time to time, experiences cost increases reflecting, in part, general inflationary factors. There is no guarantee that the Company can increase selling prices or reduce costs to fully mitigate the effect of inflation on company costs.

Ability to Successfully Integrate Key Acquisitions

The Company’s growth strategy includes title, imprint and other business acquisitions, including knowledge-enabled services which complement the Company’s existing businesses. Acquisitions may have a substantial impact on the Company’s revenues, costs, cash flows, and financial position. Acquisitions involve risks and uncertainties, including difficulties in integrating acquired operations and in realizing expected opportunities; diversions of management resources and loss of key employees; challenges with respect to operating new businesses; debt incurred in financing such acquisitions; and other unanticipated problems and liabilities.

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

Location	Purpose	Owned or Leased	Approx. Sq. Ft.

United States:

New Jersey	Corporate Headquarters	Leased	404,000
	Office & Warehouse	Leased	185,000

Indiana	Office	Leased	123,000

California	Office	Leased	57,000

Massachusetts	Office	Leased	34,000

Illinois	Office	Leased	43,000

Florida	Office	Leased	34,000

Minnesota	Offices	Leased	12,000

Texas	Offices	Leased	41,000

International:

Australia	Office & Warehouse	Leased	93,000
	Offices	Leased	59,000

Canada	Office & Warehouse	Leased	87,000
	Office	Leased	20,000

England	Warehouses	Leased	297,000
	Offices	Leased	80,000
	Offices	Owned	70,000

Germany	Office	Owned	58,000
	Office	Leased	24,000

Singapore	Offices	Leased	68,000

Russia	Office	Leased	18,000

India	Office & Warehouse	Leased	16,000

China	Office	Leased	14,000

Item 3.	Legal Proceedings

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

The Company’s Class A and Class B shares are listed on the New York Stock Exchange under the symbols JWa and JWb, respectively. Dividends per share and the market price range (based on daily closing prices) by fiscal quarter for the past two fiscal years were as follows:

	Class A Common Stock			Class B Common Stock
		Market Price			Market Price
	Dividends	High	Low	Dividends	High	Low
2014
First Quarter	$0.25	$45.13	$38.15	$0.25	$45.12	$36.93
Second Quarter	0.25	50.95	43.64	0.25	50.80	43.79
Third Quarter	0.25	56.75	48.81	0.25	56.35	48.75
Fourth Quarter	0.25	58.83	51.63	0.25	58.68	51.82
2013
First Quarter	$0.24	$49.72	$43.69	$0.24	$49.83	$44.28
Second Quarter	0.24	51.32	42.88	0.24	51.18	42.91
Third Quarter	0.24	44.43	36.53	0.24	44.26	36.91
Fourth Quarter	0.24	39.99	36.09	0.24	40.50	35.89

On a quarterly basis, the Board of Directors considers the payment of cash dividends based upon its review of earnings, the financial position of the Company, and other relevant factors. As of April 30, 2014, the approximate number of holders of the Company’s Class A and Class B Common Stock were 918 and 88 respectively, based on the holders of record.

During the fourth quarter of fiscal year 2014, the Company made the following purchases of Class A Common Stock under its stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program
February 2014	-	-	-	3,699,395
March 2014	212,081	$56.91	212,081	3,487,314
April 2014	225,692	$56.67	225,692	3,261,622
Total	437,773	$56.79	437,773

Item 6.	Selected Financial Data

For the Years Ended April 30,
Dollars in millions (except per share data)	2014	2013	2012	2011	2010
Revenue	$1,775.2	$1,760.8	$1,782.7	$1,742.6	$1,699.1
Operating Income (a-d)	206.7	199.4	280.4	248.1	242.6
Net Income (a-e)	160.5	144.2	212.7	171.9	143.5
Working Capital (f)	60.1	(32.2)	(66.3)	(228.9)	(188.7)
Deferred Revenue in Working Capital (f)	(385.7)	(363.0)	(342.0)	(321.4)	(275.7)
Total Assets	3,077.4	2,806.4	2,532.9	2,430.1	2,308.6
Long-Term Debt	700.1	673.0	475.0	330.5	559.0
Shareholders’ Equity	1,182.2	988.4	1,017.6	977.9	722.4
Per Share Data
Earnings Per Share (a-e)
Diluted	$2.70	$2.39	$3.47	$2.80	$2.41
Basic	$2.73	$2.43	$3.53	$2.86	$2.45
Cash Dividends
Class A Common	$1.00	$0.96	$0.80	$0.64	$0.56
Class B Common	$1.00	$0.96	$0.80	$0.64	$0.56

a)
In fiscal years 2014 and 2013, the Company recorded restructuring charges of $42.7 million ($28.3 million after tax or $0.48 per share) and $29.3 million ($19.8 million after tax or $0.33 per share), respectively and related impairment charges of $4.8 million ($3.4 million after tax or $0.06 per share) and $30.7 million ($21.1 million after tax or $0.35 per share), respectively.

b)
In fiscal year 2013, the Company recorded a gain, net of losses, on the sale of certain Professional Development consumer publishing programs of $6.0 million ($2.6 million after tax or $0.04 per share).

c)	In fiscal year 2011, the Company recorded a $9.3 million bad debt provision ($6.0 million after tax or $0.10 per share) related to the bankruptcy of a large book retailer “Borders”.
d)
In fiscal year 2010, the Company recognized intangible asset impairment and restructuring charges of $15.1 million ($10.6 million after tax or $0.17 per share) principally related to GIT Verlag, a Business-to-Business German-language controlled circulation magazine business acquired in 2002.

e)	Tax benefits and charges included in fiscal year results are as follows:
•
Fiscal years 2014, 2013, 2012 and 2011 include tax benefits of $10.6 million ($0.18 per share), $8.4 million ($0.14 per share), $8.8 million ($0.14 per share), and $4.2 million ($0.07 per share), respectively, principally associated with tax legislation enacted in the United Kingdom that reduced the U.K. corporate income tax rates.

•	Fiscal year 2013 includes a tax charge of $2.1 million ($0.04 per share) due to recently published IRS tax positions related to the Company’s ability to take certain deductions in the U.S.
•	Fiscal year 2012 includes a tax benefit of $7.5 million ($0.12 per share) related to the reversal of an income tax reserve recorded in conjunction with the Blackwell acquisition.
f)
The primary driver of the negative working capital is unearned deferred revenue related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by the Company for a number of purposes including acquisitions; debt repayments; funding operations; dividend payments; and purchasing treasury shares. The deferred revenue will be recognized in income as the products are shipped or made available online to the customers over the term of the subscription.

Item 7.	Management’s Discussion and Analysis of Business, Financial Condition and Results of Operations

The Company is a global provider of knowledge and knowledge-enabled services that improve outcomes in areas of research, professional practice and education. Through the Research segment, the Company provides digital and print scientific, technical, medical and scholarly journals, reference works, books, database services and advertising. The Professional Development segment provides digital and print books, online assessment and training services, and test prep and certification. In Education, the Company provides print and digital content, and education solutions including online program management services for higher education institutions and course management tools for instructors and students. The Company takes full advantage of its content from all three core businesses in developing and cross-marketing products to its diverse customer base of researchers, professionals, students, and educators. The use of technology enables the Company to make its content efficiently more accessible to its customers around the world. The Company’s operations are primarily located in the United States, Canada, Europe, Asia, and Australia.

Business growth comes from a combination of title, imprint and other business acquisitions which complement the Company’s existing businesses; the development of new products and services; designing and implementing new methods of delivering products to our customers; and organic growth from existing brands and titles. The Company’s revenue grew at a compound annual rate of 2% over the past five years.

Core Businesses

Research:

The Company’s Research business serves the world’s research and scholarly communities and is the largest publisher for professional and scholarly societies.  Research’s mission is to support researchers, professionals and learners in the discovery and use of research knowledge to achieve results that help shape the future.  Research products include scientific, technical, medical and scholarly research journals, books, reference works, databases, clinical decision support tools, laboratory manuals and workflow tools, in the publishing areas of the physical sciences and engineering, health sciences, social science and humanities and life sciences. Research customers include academic, corporate, government, and public libraries; researchers; scientists; clinicians; engineers and technologists; scholarly and professional societies; and students and professors. The Company’s Research products are sold and distributed globally in digital and print formats through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to professional society members, bookstores, online booksellers and other customers. Publishing centers include Australia, Germany, India, Singapore, the United Kingdom and the United States. Research accounted for approximately 59% of total Company revenue in fiscal year 2014 and generated revenue growth at a compound annual rate of 2% over the past five years.

Research revenue by product type includes digital and print Journal Subscriptions; Print Books; Digital Books; Open Access; and Other Publishing Income which includes journal page and color charges, advertising, sale of rights, journal backfiles and reprints.

The graph below presents Research revenue by product type for fiscal year 2014:

Key growth strategies for the Research business include developing new digital products, services and workflow solutions to meet the needs of researchers, authors and societies; continuing the migration and transformation of the book business from print to digital; focusing resources on high-growth and emerging markets; developing new open access revenue streams; and evolving and developing new licensing models for the Company’s institutional customers.

Approximately 53% of Journal Subscription revenue is derived from publishing rights owned by the Company. Publishing alliances also play a major role in Research’s success. Approximately 47% of Journal Subscription revenue is derived from publication rights which are owned by professional societies and published by the Company pursuant to a long-term contract or owned jointly with a professional society. These society alliances bring mutual benefit, with the societies gaining Wiley’s publishing, marketing, sales and distribution expertise, while Wiley benefits from being affiliated with prestigious societies and their members. The Company publishes the journals of many prestigious societies, including the American Cancer Society, the American Heart Association, the British Journal of Surgery Society, the European Molecular Biology Organization, the American Anthropological Association, the American Geophysical Union and the German Chemical Society.

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

Wiley Online Library, the online publishing platform for the Company’s Research business, is one of the world’s broadest and deepest multidisciplinary collections of online resources covering life, health and physical sciences, social science and the humanities. Built on the latest technology and designed with extensive input from scholars around the world, Wiley Online Library delivers seamless integrated access to over 4 million articles from approximately 1,600 journals, 15,000 online books, and hundreds of multi-volume reference works, laboratory protocols and databases. Wiley Online Library provides the user with intuitive navigation, enhanced discoverability, expanded functionality and a range of personalization options. Access to abstracts is free, full content is accessible through licensing agreements and large portions of the content are provided free or at nominal cost to nations in the developing world through partnerships with certain non-profit organizations. Wiley Online Library also provides the Company with revenue growth opportunities through new applications and business models, online advertising, deeper market penetration and individual sales and pay-per-view options.

Full content Access on Wiley Online Library is sold through licenses with academic and corporate libraries, consortia and other academic, government and corporate customers. The Company offers a range of licensing options including customized suites of journal publications for individual customer needs as well as subscriptions for individual journal and online book publications. Licenses are typically sold in durations of one to three years.  Through the Article Select and PayPerView programs, the Company provides fee-based access to non-subscribed journal content, book chapters and major reference work articles.

For calendar years 2013 and 2014, the Company offered an alternative journal subscription license model for a group of customers.  Previously, those customer licenses were based on a commitment by the Company to provide a discrete number of online journal issues which provided for recognition of revenue by the Company as issues were published. Under this alternative model, the Company provides access to all journal content published in a calendar year and provides for recognition of revenue on a straight-line basis over the calendar year covered by the alternative license model.  The new license model improves the value proposition for our established customer base in mature markets and makes licensing the Company’s journals a more straightforward process which frees up sales and support resources to focus on growth opportunities in other digital products and services.

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

Professional Development (“PD”):

The Company’s Professional Development business acquires, develops and publishes professional information and content delivered through print and digital books, test preparation, assessments, online learning services and certification and training services. Communities served include business, finance, accounting, workplace learning, management, leadership, technology, behavioral health, engineering/ architecture and education. Professional Development’s mission is to create products and services that help professionals worldwide learn, achieve results, and enhance their skills throughout their careers and enable corporations to maximize their investment in talent and individuals by having them become more effective in the workplace. Products are developed in print and digitally for worldwide distribution through multiple channels, including chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, websites, distributor networks and other online applications. Publishing centers include Australia, Germany, India, Singapore, the United Kingdom and the United States. Professional Development accounted for approximately 20% of total Company revenue in fiscal year 2014 which declined at a compound annual rate of -2% over the past five years, including the impact of the divested consumer publishing programs in fiscal year 2013 and the acquisitions of Inscape in fiscal year 2012, ELS in fiscal year 2013 and Profiles in fiscal year 2014.

Professional Development revenue by product type includes Print Books; Digital Books; Online Training and Assessment which is revenue from the sale of products and services focusing on workplace effectiveness and career success; and Other Publishing Income. Other Publishing Income includes advertising, licensing, distribution and agency revenue.

The graph below presents PD revenue by product type for fiscal year 2014:

Key growth strategies for the Professional Development business include: developing and acquiring products and services to drive corporate development and professional career development; developing leading brands and franchises; executing strategic acquisitions and partnerships; innovating digital book formats while expanding their global discoverability and distribution; and creating advertising opportunities on the Company’s branded websites and online applications.  The Company has recently executed several initiatives focused on achieving these growth strategies which are described in more detail below.

In February 2012, Wiley acquired Inscape Holdings, Inc. (“Inscape”), a leading provider of online training and assessment solutions, for approximately $85 million in cash, net of cash acquired. The acquisition combined Wiley’s deep well of valuable content and global reach in leadership and training with Inscape’s technology, distribution network, and talent expertise, including the innovative EPIC online assessment-delivery platform and an elite global authorized distributors network of nearly 1,700 independent consultants, trainers, and coaches. Inscape’s solution-focused products are used in thousands of organizations, including major government agencies and Fortune 500 companies. Inscape generated revenue of $24.5 million in fiscal year 2014.

Inscape’s solutions-focused DiSC® offerings complement the products published under Wiley’s Pfeiffer brand, such as Kouzes and Posner’s Leadership Practices Inventory®, in the growing workplace learning industry.  Through the Pfeiffer brand, Wiley has a 40-year history of serving professional development and resource needs of learning professionals.  The combined Inscape and Pfeiffer business increased the Company’s presence in the professional development and skill assessment arena. We believe Inscape’s competitive strengths will also advance a number of Professional Development’s major strategic goals. As a workplace learning business with more than 50% of revenue from a proprietary digital platform, Inscape enables Wiley to move more rapidly into digital delivery within the growing workplace learning and assessment market and build a significant market position in the category of leadership development. Inscape also enhanced Wiley’s global presence, serving customers around the world in more than 30 languages each year, with approximately 25% of fiscal year 2014 revenue generated outside the U.S through Inscape’s global distributor network.

In November 2012, the Company acquired Efficient Learning Systems, Inc. (“ELS”) for approximately $24 million in cash, net of cash acquired. ELS is an e-learning system provider focused in the areas of professional finance and accounting.  ELS’ flagship product, CPAExcel, is a modular, digital platform comprised of online self-study, videos, mobile apps, and sophisticated planning tools that has helped over 65,000 professionals prepare for the CPA exam since 1998. The acquisition enhanced Wiley’s position in the growing CPA test preparation market and provided the Company with a scalable platform that can be leveraged globally across other areas of its Professional Development business. ELS generated revenue of $8.0 million in fiscal year 2014. In December 2013, the Company acquired Elan Guides for approximately $2.5 million, Elan Guides provides content in multiple formats to help prepare candidates for the CFA examinations.

On April 1, 2014, the Company acquired Profiles International (“Profiles”) for approximately $48 million in cash, net of cash acquired. Profiles provides pre-employment assessment and selection tools that enable employers to optimize candidate selections and develop the full potential of their employees. Solutions include pre-hire assessments, including those designed to measure and match personality, knowledge, skills, managerial fit, loyalty, and values; and post-hire assessments, focused on measuring sales and managerial effectiveness, employee performance and career potential.  Founded in 1991 and based in Waco, Texas, Profiles has served more than 40,000 enterprise clients and millions of end users in over 120 countries, with assessments available in 32 languages. Profiles reported approximately $27 million of revenue and over $5 million of EBITDA in its fiscal year ended December 31, 2013.

On May 1, 2014, just after the close of the Company’s fiscal year end, the Company acquired CrossKnowledge for approximately $175 million in cash. CrossKnowledge is a learning solutions provider focused on leadership and managerial skills development that offers subscription-based, digital learning solutions for global corporations, universities, and small and medium-sized enterprises. CrossKnowledge’s solutions include managerial and leadership skills assessments, courses, certifications, content and executive training programs that are delivered on a cloud-based platform providing over 17,000 learning objects in 17 languages. Solutions can be readily customized for each individual client, providing employees with access to relevant learning and development resources in a tailored online experience.  CrossKnowledge serves over five million end-users in 80 countries speaking 17 languages. CrossKnowledge reported approximately $37 million of revenue and over $9 million of EBITDA in its fiscal year ended June 30, 2013.

In fiscal year 2013, the Company divested a number of its consumer publishing assets as they no longer aligned with the Company’s long-term business strategy. Those assets included travel (including all of its interests in the Frommer’s, Unofficial Guides, and WhatsonWhen brands), culinary, CliffsNotes, Webster’s New World Dictionary and certain other consumer programs. During fiscal year 2013, the Company sold these publishing assets in a series of individual transactions for approximately $34 million. Fiscal year 2013 and 2012 revenue and operating income associated with the operations of the assets sold were approximately $46 million and $73 million and approximately $16 million and $31 million, respectively.

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

Education:

The Company’s Education business produces educational content and solutions including online program management services for higher education institutions and course management tools for instructors and students.  Education’s mission is to help teachers teach and students learn by delivering personalized content, tools and services that demonstrate results to students, faculty and institutions throughout the world. Education offers learning solutions, innovative products and services principally delivered through college bookstores and online distributors, with customers having access to content in digital and custom print formats, as well as the traditional print textbook. Education’s cost-effective, flexible solutions are available in each of its publishing disciplines, including sciences, engineering, computer science, mathematics, business and accounting, statistics, geography, hospitality and the culinary arts, education, psychology and modern languages.

Education accounted for approximately 21% of total Company revenue in fiscal year 2014 and generated revenue growth at a compound annual rate of 9% over the past five years, including the acquisition of Deltak in fiscal year 2013.

Education revenue by product type includes Digital and Print Textbooks; Online Program Management (Deltak); Binder and Custom Products; WileyPLUS, the Company’s online teaching and learning environment; and Other Publishing Income which includes revenue from the licensing of publishing content rights and other content adaptions.

The graph below presents Education revenue by product type for fiscal year 2014:

The Company continues to transform the Education business from a content publisher to an education solutions provider. Education’s key growth strategies include developing and acquiring digital products and solutions across the educational value chain; continuing the transformation of the business from traditional print products to digital and custom products and services; focusing on institutional relationships and direct-to-student digital products; and developing the Company’s online institutional education model acquired with Deltak.

In October 2012, the Company acquired Deltak for approximately $220 million in cash, net of cash acquired. Deltak works in close partnership with leading colleges and universities to develop and support online degree and certificate programs. These new services position the Company as an online education services provider. Wiley now provides a complete solution to help higher education institutions transition their programs into valuable online experiences. We offer market research to validate degree or certification program demand, instructional design, marketing, student recruitment and retention services, and access to the Engage Learning Management System and Student Relationship Platform, with the goal of boosting the quality and efficacy of online and hybrid programs. The Company now has access to high-growth markets and a variety of capabilities and technologies for its expansion into custom online courses and curriculum development. The acquisition also enables Wiley’s Education business to accelerate its digital learning strategy and diversify its service offerings to include operational and academic solutions for higher education institutions. The Company will leverage its strong reputation and financial stability for new program investment, to accelerate growth globally, to access professional consumers and corporations and to expand content and faculty development offerings. As of April 30, 2014, the Company had 37 institutions under contract, 122 programs generating revenue and 52 programs under contract and in development but not yet generating revenue. Deltak generated revenue of $70.2 million in fiscal year 2014.

Strategic partnerships and relationships with companies such as Microsoft®, Blackboard, Canvas, Snapwiz and the Culinary Institute of America are also an important component of Education’s growth strategy.  The ability to join Wiley’s product development, sales, marketing, distribution and technology with a partner’s content, technology and/or brand name has contributed to Education’s success.

Education offers high-quality online learning solutions including WileyPLUS, a research-based, online environment for effective teaching and learning that is integrated with a complete digital textbook. WileyPLUS improves student learning through instant feedback, personalized learning plans, and self-evaluation tools as well as a full range of course-oriented activities, including online planning, presentations, study, homework and testing.

Education encourages and supports the customization of its content. Wiley Custom Learning Solutions is a full-service custom publishing program that offers an array of tools and services designed to put content creation in instructors’ hands. Our suite of custom products empowers users to create high-quality, affordable education solutions tailored to meet individual classroom needs. Through Wiley Custom Select, an online custom textbook system, instructors can easily build print and digital materials tailored to their specific course needs and add their own content to create a customized solution derived from any one of the Companies three business segments.

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

In March 2013, the United States Supreme Court held that the “first sale” doctrine of U.S. Copyright Law applied to copies of U.S. copyrighted material printed outside of the United States. This decision allows third parties who purchase works meant for sale only within a particular non-U.S. territory to resell those works in the United States. These works are often available outside the U.S. at prices significantly lower than those of the U.S. editions to meet local market pricing conditions.

In response to the ruling, the Company has implemented changes, including pricing, with respect to the sale of U.S. originated Education print works outside the United States. As a result of these changes, the Company expects the net difference in revenue and operating profit to be negligible after a period of market transition.

Knowledge-Enabled Products and Services:

Journal Products:

The Company publishes approximately 1,700 Research and Professional Development journals. Journal Subscription revenue and other related publishing income, such as open access, advertising, backfile sales, the licensing of publishing rights, journal reprints and individual article sales accounted for approximately 50% of the Company’s consolidated fiscal year 2014 revenue. The journal portfolio includes titles owned by the Company, in which case they may or may not be sponsored by a professional society; titles owned jointly with a professional society; and titles owned by professional societies and published by the Company pursuant to long-term contracts.

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

The Company sells journal subscriptions directly through Company sales representatives; indirectly through independent subscription agents; through promotional campaigns; and through memberships in professional societies for those journals that are sponsored by societies. Journal subscriptions are primarily licensed through contracts for digital content delivered through the Company’s online platform, Wiley Online Library. Contracts are negotiated by the Company directly with customers or their subscription agents. Licenses range from one to three years in duration and typically cover calendar years.

Print journals are generally mailed to subscribers directly from independent printers. The Company does not own or manage printing facilities. The print journal content is also available online via Wiley Online Library. Subscription revenue is generally collected in advance, and deferred until the related issue is shipped or made available online at which time the revenue is earned.

For calendar years 2013 and 2014, the Company offered an alternative journal subscription license model for a group of customers. Under this alternative model, the Company provides access to all content published in a calendar year and provides for recognition of revenue on a straight-line basis over the calendar year covered by the alternative license model.

Book Products:

Book products and book related publishing revenue, such as advertising and the sale of publishing rights, accounted for approximately 44% of the Company’s consolidated fiscal year 2014 revenue.  Materials for book publications are obtained from authors throughout most of the world through the efforts of an editorial staff, outside editorial advisors, and advisory boards. Most materials are originated by the authors themselves or as a result of suggestion or solicitations by editors and advisors. The Company enters into agreements with authors that state the terms and conditions under which the materials will be published, the name in which the copyright will be registered, the basis for any royalties, and other matters. Most of the authors are compensated with royalties, which vary depending on the nature of the product. The Company may make advance payments against future royalties to authors of certain publications. Royalty advances are reviewed for recoverability and a reserve for loss is maintained, if appropriate.

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

Adopted textbooks and related supplementary material and digital products are sold primarily to bookstores and online booksellers, serving both for-profit and nonprofit educational institutions. The Company employs sales representatives who call on faculty responsible for selecting books to be used in courses, and on the bookstores that serve such institutions and their students. Textbook sales are generally made on a returnable basis with certain restrictions. The textbook business is seasonal, with the majority of textbook sales occurring during the June through August and November through January periods. There are active used and rental textbook markets, which adversely affect the sale of new textbooks.

Like most other publishers, the Company generally contracts with independent printers and binderies globally for their services. The Company purchases its paper from independent suppliers and printers. The fiscal year 2014 weighted average U.S. paper prices increased approximately 1% from fiscal year 2013. Approximately 57% of the Company’s paper inventory is held in the United States. Management believes that adequate printing and binding facilities, sources of paper and other required materials are available to it, and that it is not dependent upon any single supplier. Printed book products are distributed from both Company-operated warehouses and independent distributors.

The Company develops content in a digital format that can be used for both digital and print products, resulting in productivity and efficiency savings, and enabling print-on-demand delivery. Book content is available online through Wiley Online Library, WileyPLUS, Wiley Custom Select and other proprietary platforms.  Digital books are delivered to intermediaries including Amazon, Apple and Google, for re-sale to individuals in various industry-standard formats, which are now the preferred deliverable for licensees of all types, including foreign language publishers. Specialized formats for digital textbooks go to distributors servicing the academic market, and digital book collections are sold by subscription through independent third-party aggregators servicing distinct communities. Custom deliverables are provided to corporations, institutions and associations to educate their employees, generate leads for their products, and extend their brands. Content from digital books is also used to create website articles, mobile apps, newsletters and promotional collateral. This continual re-use of content improves margins, speeds delivery and helps satisfy a wide range of customer needs. The Company’s online presence not only enables it to deliver content online, but also to sell more books. The growth of online booksellers benefits the Company because they provide unlimited virtual “shelf space” for the Company’s entire backlist.

Marketing and distribution services are made available to other publishers under agency arrangements. The Company also engages in co-publishing titles with international publishers. The Company also receives licensing revenue from photocopies, reproductions, translations, and digital uses of its content.

Other Digital Products and Services:

The Company believes that the demand for new digital products and services will continue to increase for the foreseeable future.  In order to meet this demand and remain competitive, the Company is focused on delivering knowledge-enabled services, which improve learning, career and employment management and effectiveness for its target communities.  With the goal of servicing its customers across the arc of their careers the Company is creating new revenue streams through organic development and acquisition. The Deltak, Inscape, ELS, Profiles and CrossKnowledge acquisitions have enhanced the Company’s portfolio of knowledge-enabled services and provided the Company with new capabilities and expertise, including new channels to market and direct end-user engagement. The Inscape, ELS, Profiles and CrossKnowledge acquisitions highlight the Company’s focus on providing digital content and workflow solutions around professional career development, while the Deltak acquisition positions the Company as an online educational solutions provider with a variety of capabilities and technologies for its expansion into custom online course and curriculum development. In addition, Education’s WileyPLUS platform improves student learning through instant feedback, personalized learning plans and self-evaluation tools.

Online Training and Assessment:

The Inscape, ELS and Profiles businesses, along with the Company’s Pfeiffer brand, represent the Company’s professional training and assessment services. These businesses offer a variety of classroom learning solutions and online training and assessment activities that are delivered to customers directly through online digital delivery platforms and also through an authorized distributor network of independent consultants, trainers and coaches. The Company’s professional training and assessment services offer highly flexible packages, modules for its customers that include online pre-work and profile assessments, self-study materials, online videos, mobile apps and other sophisticated planning tools. Revenue for these products and services are deferred until the Company’s obligation has been performed, typically when an online training program and/or assessment has been completed or over the timeframe covered by a license to use the online training and study materials. Online Training and Assessment revenue was approximately $40.2 million in fiscal year 2014 or 2% of the Company’s consolidated revenue.

Online Program Management (Deltak):

As student demand continues to drive traditional schools to offer online degree and certificate programs, institutions are partnering with online program management businesses to develop and support these programs.  As a result of the Deltak acquisition, the Company has entered this high-growth market, accelerated its digital learning strategy and diversified the service offerings of its Education business to include both operational and academic solutions for higher education institutions. Through Deltak, the Company acquired capabilities and technologies for its expansion into custom online course and curriculum development.  Deltak’s online program management revenue is derived from pre-negotiated contracts with institutions that provide for a share of tuition generated from students who enroll in programs that Deltak develops and manages for its institutional partners. Service covered under contracts with institutions include market research, marketing, student recruitment, enrollment support, proactive retention support, academic services to design courses, faculty support and access to the Deltak Engage Learning Management System. Online program management revenue is deferred and recognized over the timeframe that each student is enrolled in the online program. The Company currently supports 37 university partners with 122 online revenue-generating programs and 52 programs under contract and in development but not yet generating revenue. Online Program Management revenue was approximately $70.2 million in fiscal year 2014 or 4% of the Company’s consolidated revenue.

WileyPLUS:

Through Education’s WileyPLUS platform, the Company offers an online environment for effective teaching and learning that is fully integrated with a complete digital textbook. WileyPLUS improves student learning through instant feedback, personalized learning plans, and self-evaluation tools as well as a full range of course-oriented activities, including online planning, presentations, study, homework and testing.  WileyPLUS revenue is deferred and recognized over the timeframe that each student is enrolled in the online course. WileyPLUS revenue was approximately $49.5 million in fiscal year 2014 or 3% of the Company’s consolidated revenue.

Advertising Revenue:

The Company generates advertising revenue from print and online journal subscription products; its online publishing platform, Wiley Online Library; the Wiley Job Network, a full service online job board; online events such as webinars and virtual conferences; community interest websites such as spectroscopyNOW.com and websites for the Company’s leading brands like Dummies.com. These revenues accounted for approximately 2% of the Company’s consolidated fiscal year 2014 revenue.

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

Global Operations

The Company’s publications and services are sold throughout most of the world through operations primarily located in Europe, Canada, Australia, Asia, and the United States.  All operations market their indigenous publications, as well as publications produced by other publishing locations of the Company. The Company also markets publications through independent agents as well as independent sales representatives in countries not served by the Company. John Wiley & Sons International Rights, Inc., a wholly owned subsidiary of the Company, sells reprint and translations rights worldwide. The Company publishes or licenses others to publish its products, which are distributed throughout the world in many languages. Approximately 47% of the Company’s consolidated fiscal year 2014 revenue was billed in non-U.S. markets.

The global nature of the Company’s business creates an exposure to foreign currency fluctuations relative to the U.S dollar. Each of the Company’s geographic locations sells products worldwide in multiple currencies. Fiscal year 2014 revenue was recognized in the following currencies (on an equivalent U.S. dollar basis): approximately 56% U.S dollar; 28% British pound sterling; 9% euro and 7% other currencies.

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

Performance Measurements

The Company measures its performance based upon revenue, operating income, earnings per share and cash flow, excluding unusual or one-time events, and considering worldwide and regional economic and market conditions. The Company evaluates market share statistics for publishing programs in each of its businesses.  Research uses various reports to monitor competitor performance and industry financial metrics.  Specifically for Research journal titles, the Thomson Reuters® Journal Citation Reports are used as a key metric of a journal title’s influence in scientific publishing. For Professional Development, the Company evaluates market share statistics periodically published by BOOKSCAN, a statistical clearinghouse for book industry point of sale data in the United States. The statistics include survey data from all major retail outlets, online booksellers, mass merchandisers, small chain and independent retail outlets. For Education, the Company subscribes to Management Practices Inc., which publishes customized comparative sales reports, and also uses industry statistics and reports produced by the Association of American Publishers.

Results of Operations

Throughout this report, references to variances “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses. Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location.  For fiscal years 2014 and 2013, the average exchange rates to convert British pounds sterling to U.S. dollars were 1.60 and 1.58, respectively; the average exchange rates to convert euros into U.S. dollars were 1.35 and 1.29, respectively; and the average exchange rates to convert Australian dollars into U.S. dollars were 0.93 and 1.03, respectively. Unless otherwise noted, all variance explanations below are on a currency neutral basis.

FISCAL YEAR 2014 SUMMARY RESULTS

Revenue:

Revenue for fiscal year 2014 increased 1% to $1,775.2 million.  The growth mainly reflects incremental revenue from the acquisitions of Deltak ($31 million), ELS ($4 million) and Profiles ($2 million); growth in journal subscriptions ($23 million); and growth in digital books ($20 million) and other digital products, partially offset by a reduction in revenue due to the divestment of the consumer publishing programs in fiscal year 2013 ($46 million) and declines in print book revenue in each of the three businesses ($50 million).  Deltak and ELS were acquired by the Company in October and November 2012, respectively, while Profiles was acquired in April 2014.

Cost of Sales and Gross Profit:

Cost of Sales for fiscal year 2014 decreased 5% to $506.9 million.  The decrease reflects a reduction in costs due to the divestment of the consumer publishing programs ($30 million), restructuring and other cost savings ($5 million) and other, mainly lower cost digital products ($7 million), partially offset by higher royalty rates on society owned journals ($10 million) and incremental operating costs from acquisitions ($9 million).

Gross profit for fiscal year 2014 of 71.4% was 160 basis points higher than prior year due to the impact of the divested consumer publishing programs (90 basis points), restructuring and other cost savings (30 basis points), incremental revenue from higher margin acquisitions (20 basis points) and digital products, partially offset by higher royalty rates on society owned journals (60 basis points).

Operating and Administrative Expenses:

Operating and administrative expenses for fiscal year 2014 increased 4% to $969.5 million.  The increase was mainly driven by incremental operating and administrative expenses from acquisitions ($29 million); higher employment costs ($32 million) including accrued incentive compensation; higher technology costs ($26 million); and higher operating expenses to support business growth in Deltak ($6 million); and other, mainly lower property tax incentives ($4 million), partially offset by restructuring and other cost savings ($46 million) and a reduction related to the divestment of the consumer publishing programs ($15 million).

Restructuring Charges:

In fiscal years 2014 and 2013, the Company recorded pre-tax restructuring charges of $42.7 million, or $28.3 million after tax ($0.48 per share) and $29.3 million, or $19.8 million after tax ($0.33 per share), respectively, which are described in more detail below:

Restructuring and Reinvestment Program

In fiscal year 2013, the Company initiated a program (the “Restructuring and Reinvestment Program”) to restructure and realign its cost base with current and anticipated future market conditions. A portion of the costs savings will improve margin and earnings while the remainder will be reinvested in high growth digital business opportunities. The restructuring programs generated approximately $46 million in cost savings during fiscal year 2014, a portion of which was reinvested into higher growth digital opportunities as planned.

The following table summarizes the pre-tax restructuring charges related to this program (in thousands):

			Total Charges
	2014	2013	Incurred to Date
Charges by Segment:
Research	$7,774	$2,896	$10,670
Professional Development	11,860	6,284	18,144
Education	891	1,118	2,009
Shared Services	22,197	14,154	36,351
Total Restructuring Charges	$42,722	$24,452	$67,174

Charges by Activity:
Severance	$25,962	$19,706	$45,668
Process reengineering consulting	8,556	2,618	11,174
Other activities	8,204	2,128	10,332
Total Restructuring Charges	$42,722	$24,452	$67,174

The fiscal year 2014 Restructuring Charges for Research and Professional Development are net of credits of approximately $1.0 million and $1.2 million, respectively, related to the reversal of severance provisions previously recorded by the Company.  The credits reflect employees who have accepted different positions within the Company, or who voluntarily resigned. Other Activities for fiscal year 2014 mainly reflect lease and other contract termination costs, while the fiscal year 2013 Other Activities principally include termination/curtailment costs related to the U.S. defined benefit pension plan.  The cumulative charge recorded to-date related to the Restructuring and Reinvestment Program of $67.2 million is expected to be fully recovered by fiscal year 2015.

Other Restructuring Programs

As part of the Company’s ongoing transition and transformation to digital products and services, certain activities were identified in the first quarter of fiscal year 2013 that were discontinued, outsourced, or relocated to lower cost regions.  As a result, the Company recorded a pre-tax restructuring charge of approximately $4.8 million, or $3.5 million after tax ($0.06 per share), in fiscal year 2013 for redundancy and separation benefits.  Approximately $3.0 million, $1.3 million and $0.2 million of the restructuring charge was recorded within the Research, PD and Education reporting segments, respectively, with the remainder recognized in Shared Service costs.  The charge was fully recovered as of April 30, 2014.

Impairment Charges:

In fiscal years 2014 and 2013, the Company recorded pre-tax impairment charges of $4.8 million, or $3.4 million after tax ($0.06 per share) and $30.7 million, or $21.0 million after tax ($0.35 per share), respectively, which are described in more detail below:

Fiscal Year 2014

Technology Investments

In fiscal year 2014, the Company terminated a multi-year software development program for an internal operations application due to a change in the Company’s longer-term enterprise systems plans. As a result, the Company recorded an asset impairment charge for previously capitalized software costs related to the program of $4.8 million, or $3.4 million after tax ($0.06 per share).

Fiscal Year 2013

Consumer Publishing Programs

The Company began accounting for its culinary, CliffsNotes, and Webster’s New World Dictionary consumer publishing programs as Assets Held for Sale in the second quarter of fiscal year 2013. Accordingly, the Company recorded a pre-tax impairment charge of $12.1 million, or $7.5 million after tax ($0.12 per share), in the second quarter of fiscal year 2013 to reduce the carrying value of the assets within these programs to approximately $9.9 million, which represented their fair value based on the estimated sales price, less costs to sell. As discussed in Note 8, on November 5, 2012, the Company completed a sale to Houghton Mifflin Harcourt for $11.0 million in cash, which approximated the carrying value of related assets sold. In addition, in the second quarter of fiscal year 2013, the Company recorded a pre-tax impairment charge of $3.4 million, or $2.1 million after tax ($0.04 per share) to reduce the carrying value of inventory and royalty advances within its other consumer publishing programs to their estimated realizable value.

Controlled Circulation Publishing Assets

In fiscal year 2013, the Company identified certain controlled circulation publishing programs that no longer aligned with the Company’s long-term strategy, shifting key resources from these programs to other publishing programs within the Research segment. As a result, the Company performed an impairment test on the intangible assets related to these controlled circulation publishing programs in fiscal year 2013, which resulted in a $9.9 million pre-tax impairment charge, or $8.2 million after tax ($0.14 per share). The intangible assets principally consisted of acquired publication rights. The impairment charge resulted in a full write-off of the carrying value of these intangible assets based on their estimated fair values as determined by the Company utilizing a discounted cash flow analysis.

Technology Investments

In fiscal year 2013, the Company identified certain technology investments which no longer fit the Company’s technology strategy. As a result, the Company recorded an asset impairment charge of $5.3 million, or $3.2 million after-tax ($0.05 per share), to write-off the full carrying value of the related assets.

Amortization of Intangibles:

Amortization of intangibles increased $2.7 million to $44.7 million in fiscal year 2014 mainly driven by incremental amortization related to the fiscal year 2013 acquisition of Deltak.

Gain (Net of Losses) on Sale of Consumer Publishing Programs:

Sale of Travel Publishing Program:

On August 31, 2012, the Company sold its travel publishing program, including all of its interests in the Frommer’s, Unofficial Guides, and WhatsonWhen brands to Google, Inc. (“Google”) for $22 million in cash, of which $3.3 million was held in escrow. The escrow was released to the Company in fiscal year 2014. As a result, the Company recorded a $9.8 million pre-tax gain on the sale, or $6.2 million after tax ($0.10 per share), fiscal year 2013. In connection with the sale, the Company also entered into a transition services agreement which ended on December 31, 2013.  Fees earned by the Company in fiscal year 2013 in connection with the service agreement were $0.5 million.

Sale of Culinary, CliffsNotes and Webster’s New World Publishing Programs:

On November 5, 2012, the Company completed the sale of the Company’s culinary, CliffsNotes, and Webster’s New World Dictionary consumer publishing programs to Houghton Mifflin Harcourt (“HMH”) for $11.0 million in cash, which approximated the carrying value of related assets sold, of which $1.1 million was held in escrow. The escrow was released to the Company in May 2014. In connection with the sale, the Company also entered into a transition services agreement which ended on March 5, 2013.  Fees earned by the Company in fiscal year 2013 in connection with the service agreement were approximately $1.5 million.

Sale of Other Consumer Publishing Programs:

In the fourth quarter of fiscal year 2013, the Company completed the sale of its other consumer publishing programs to various buyers for approximately $1 million in cash and a limited future royalty interest. The Company recorded a $3.8 million pre-tax loss on the sales, or $3.6 million after tax ($0.06 per share) in fiscal year 2013.

Interest Expense/Income, Foreign Exchange and Other:

Interest expense for fiscal year 2014 increased $0.8 million to $13.9 million.  The increase was driven by higher average debt mainly due to acquisition financing ($2 million), partially offset by lower interest rates.  The Company’s average cost of borrowing in fiscal years 2014 and 2013 was 1.8% and 2.0%, respectively.  In fiscal year 2013, the Company recognized foreign exchange transaction losses of $2.0 million mainly on intercompany debt.

Provision for Income Taxes:

The effective tax rate for fiscal year 2014 was 17.9% compared to 22.8% in the prior year.  During the first quarters of fiscal years 2014 and 2013, the Company recorded non-cash deferred tax benefits of $10.6 million ($0.18 per share) and $8.4 million ($0.14 per share), respectively, principally associated with new tax legislation enacted in the United Kingdom (“U.K.”) that reduced the U.K. statutory income tax rates by 3% and 2%, respectively. The benefits recognized by the Company reflect the remeasurement of all applicable U.K. deferred tax balances to the new income tax rates of 21% effective April 1, 2014 and 20% effective April 1, 2015.  In fiscal year 2013, the Company recorded a tax charge of $2.1 million ($0.04 per share) due to changes in the Company’s ability to take certain deductions in the U.S.  Excluding the impact of the tax benefits and charges described above, the Company’s effective tax rate decreased from 26.2% to 23.3% principally due to a higher proportion of income from lower tax jurisdictions; lower U.K. income tax rates and a $2.5 million tax reserve release in the current year.

Earnings Per Share:

Earnings per diluted share for fiscal year 2014 increased 13% to $2.70 per share due to the favorable impact of foreign exchange ($0.02 per share); lower impairment charges ($0.29 per share); higher deferred tax benefits related to the changes in the U.K. corporate income tax rates ($0.04 per share); and the prior year tax charge ($0.04 per share), partially offset by higher restructuring charges ($0.15 per share) and the prior year gain (net of losses) on sale of the consumer publishing programs ($0.04 per share).  In addition, higher margin digital revenue, restructuring savings and lower tax rates were partially offset by higher accrued incentive compensation and technology costs.

FISCAL YEAR 2014 SEGMENT RESULTS:

RESEARCH:
				% change
Dollars in thousands	2014	2013	% change	w/o FX (a)
Journal Subscriptions	$667,313	$641,584	4%	4%
Print Books	114,135	127,894	-11%	-11%
Digital Books	47,693	36,856	29%	27%
Open Access	17,673	6,221	184%	184%
Other Publishing Income	197,535	197,270	0%	0%
TOTAL REVENUE	$1,044,349	$1,009,825	3%	3%

Cost of Sales	(280,802)	(271,402)	3%	3%

GROSS PROFIT	$763,547	$738,423	3%	3%
Gross Profit Margin	73.1%	73.1%

Direct Expenses	(280,443)	(274,716)	2%	1%
Amortization of Intangibles	(28,191)	(26,916)	5%	4%
Restructuring Charges (see Note 6)	(7,774)	(5,911)
Impairment Charges (see Note 7)	-	(9,917)

DIRECT CONTRIBUTION TO PROFIT	$447,139	$420,963	6%	4%
Direct Contribution Margin	42.8%	41.7%

Shared Services and Administrative Costs:
Distribution	(44,229)	(46,009)	-4%	-4%
Technology Services	(73,238)	(66,105)	11%	10%
Occupancy and Other	(21,779)	(22,343)	-3%	-3%
CONTRIBUTION TO PROFIT	$307,893	$286,506	7%	4%
Contribution Margin	29.5%	28.4%

(a)  Adjusted to exclude the fiscal year 2014 and 2013 Restructuring Charges and the fiscal year 2013 Impairment Charges

Revenue:

Research revenue for fiscal year 2014 increased 3% to $1,044.3 million.  The growth was mainly driven by Journal Subscriptions, Digital Books and Open Access fees, partially offset by a decline in Print Books. Journal Subscription revenue growth was driven by new society business ($10 million), new subscriptions ($9 million) and the timing of revenue associated with a pilot for a new subscription licensing model ($3 million). As noted in the prior fiscal year, a change in subscription licensing terms for a group of customers affected the timing of subscription revenue but had no impact on full calendar year revenue. As of April 30, 2014, calendar year 2014 journal subscription renewals were up approximately 2% over calendar year 2013 on a constant currency basis with 96% of targeted business closed for the 2014 calendar year.

The decline in Print Books ($14 million) was partially offset by growth in Digital Books ($10 million) reflecting customers’ preference for digital books. Open Access revenue, which represents article publication fees from authors that provide immediate free access to the author’s article on the Company’s website, grew $11.5 million in fiscal year 2014. Other publishing income, which includes journal page and color charges, advertising, sale of rights, journal backfiles and reprints, was flat with the prior year as revenue from new society business ($4 million) was offset by lower advertising revenue ($4 million).

Revenue by Subject and Region is as follows:
			% of	% change
	2014	2013	Revenue	w/o FX
Revenue by Subject Category:
Medicine	$297,775	$298,241	29%	0%
Physical Sciences & Engineering	293,592	283,626	28%	2%
Life Sciences	262,029	238,960	25%	9%
Social Sciences & Humanities	187,092	185,355	18%	1%
Other	3,861	3,643	0%	6%
Total Revenue	$1,044,349	$1,009,825	100%	3%

Revenue by Region:
Americas	$408,001	$388,217	39%	5%
EMEA	578,099	557,280	55%	2%
Asia-Pacific	58,249	64,328	6%	-2%
Total Revenue	$1,044,349	$1,009,825	100%	3%

The growth in Life Sciences revenue was mainly driven by the acquisition of publication rights from the American Geophysical Union (“AGU”) effective January 1, 2013. AGU is one of the world’s leading societies of Earth and Space science.

Cost of Sales:

Cost of Sales for fiscal year 2014 increased 3% to $280.8 million mainly driven by higher royalties on new society business ($10 million) and higher Journal Subscription volume ($7 million), partially offset by lower cost digital products ($6 million) and cost savings initiatives ($4 million).

Gross Profit:

Gross Profit Margin for fiscal year 2014 of 73.1% was flat with the prior year as higher margin digital revenue and cost savings initiatives were offset by higher royalty rates on new society journals (100 basis points).

Direct Expenses and Amortization:

Direct Expenses for fiscal year 2014 increased 2% to $280.4 million, or 1% excluding the unfavorable impact of foreign exchange. The increase was driven by higher accrued incentive compensation ($5 million); and other employment costs ($4 million); higher editorial costs due to new society business ($2 million); partially offset by restructuring and other cost savings ($7 million). Functionally, Direct Expenses for fiscal year 2014 included editorial/composition (67%); marketing/sales (29%); and administrative and other (4%) costs, while fiscal year 2013 included editorial/composition (67%); marketing/sales (31%); and administrative and other (2%) costs.

Amortization of Intangibles increased $1.3 million to $28.2 million in fiscal year 2014 mainly due to the acquisition of publication rights for new society journals.

Contribution to Profit:

Contribution to Profit for fiscal year 2014 increased 7% to $307.9 million, or 4% excluding the favorable impact of foreign exchange, current and prior year Restructuring Charges and the prior year Impairment Charges.  Contribution Margin increased 110 basis points to 29.5%, or 40 basis points on a currency neutral basis and excluding the Restructuring and Impairment Charges. Revenue growth, restructuring savings and lower distribution costs were partially offset by higher Technology costs and higher employment costs, including accrued incentive compensation.

Society Partnerships
•	7 new society journals were signed with combined annual revenue of approximately $11 million
•	85 renewals/extensions were signed with approximately $40 million in combined annual revenue
•	11 journals were lost or not renewed with combined annual revenue of approximately $7 million

Impact Factors

In July 2013, Wiley announced a continued increase in the proportion of its journal titles indexed in the Thomson Reuters® 2012 Journal Citation Reports (JCR), with 1,192 (approximately 77%) titles now indexed, up from 1,156 in the 2011 JCR. Wiley titles now account for the largest share of indexed journals in 50 categories.  In addition, one-in-five Wiley journals is now ranked in the top 10 of their respective categories. The Thomson Reuters index is an important barometer of journal quality.

Other Key Developments
•
Wiley and Information Handling Services Inc. (NYSE: IHS), a global informatics company, announced a licensing agreement in August 2013. Under the agreement, IHS will add Wiley digital books, databases and major reference works to IHS’s collection of technical documents spanning engineering standards and related industry and technical knowledge.

•
In January 2014, Wiley announced a collaboration with the technology company Knode Inc. (“Knode”) to provide customized portals to learned societies and other academic organizations worldwide.  Wiley’s cloud-based portal is populated with more than 20 million documents and millions of expert profiles. Researchers are using Knode to find experts, identify and connect with collaborators, and promote their expertise to the world. For society executives and institutional research managers, custom analytics provide aggregated views of research expertise and output.

PROFFESIONAL DEVELOPMENT (PD):
				% change
Dollars in thousands	2014	2013	% change	w/o FX (a)
Print Books	$236,317	$257,842	-8%	-8%
Digital Books	47,747	43,251	10%	10%
Online Training & Assessment	40,201	29,854	35%	35%
Other Publishing Income	39,604	39,993	-1%	0%
Divested Consumer Publishing Programs	-	45,555
TOTAL REVENUE	$363,869	$416,495	-13%	-12%

Cost of Sales	(111,911)	(151,239)	-26%	-26%

GROSS PROFIT	$251,958	$265,256	-5%	-5%
Gross Profit Margin	69.2%	63.7%

Direct Expenses	(134,408)	(153,411)	-12%	-12%
Amortization of Intangibles	(6,965)	(8,092)	-14%	-14%
Restructuring Charges (see Note 6)	(11,860)	(7,537)
Impairment of Consumer Publishing Programs (see Note 7)	-	(15,521)
Net Gain on Sale of Consumer Publishing Programs (see Note 8)	-	5,983

DIRECT CONTRIBUTION TO PROFIT	$98,725	$86,678	14%	7%
Direct Contribution Margin	27.1%	20.8%

Shared Services and Administrative Costs:
Distribution	(36,158)	(40,664)	-11%	-10%
Technology Services	(31,599)	(29,187)	8%	8%
Occupancy and Other	(10,586)	(11,381)	-7%	-6%
CONTRIBUTION TO PROFIT	$20,382	$5,446	274%	44%
Contribution Margin	5.6%	1.3%

(a)  Adjusted to exclude the fiscal year 2014 and 2013 Restructuring Charges and the fiscal year 2013 Impairment Charges and Net Gain on Sale of the Consumer Publishing Programs

Revenue:

PD revenue for fiscal year 2014 decreased 13% to $363.9 million, or 12% excluding the unfavorable impact of foreign exchange.  The decline was driven by the divestment of the consumer publishing programs in fiscal year 2013 ($46 million) and declines in Print Book revenue ($21 million), partially offset by growth in Online Training and Assessment revenue ($10 million) and Digital Books ($4 million). Excluding divested consumer title revenue, Print book revenue of $236.3 million decreased 8% in fiscal year 2014 reflecting lower demand for technology titles due to weak consumer acceptance of recent software releases and the planned reduction of certain non-divested consumer titles. Online Training and Assessment revenue growth reflects incremental revenue from the acquisitions of ELS ($4 million) and Profiles ($2 million); higher revenue from Inscape ($3 million); and growth in other Online Training and Assessment products ($1 million).

Revenue by Subject and Region is as follows:
			% of	% change
	2014	2013	Revenue	w/o FX
Revenue by Subject Category:
Business and Finance	$170,870	$162,602	47%	5%
Technology	77,229	86,431	21%	-10%
Consumer	40,867	45,675	11%	-10%
Professional Education	29,209	27,722	8%	6%
Architecture	22,365	23,284	6%	-4%
Psychology	16,290	17,014	4%	-4%
Other	7,039	8,212	3%	-9%
Divested Consumer Publishing Programs	-	45,555
Total Revenue	$363,869	$416,495	100%	-2%

Revenue by Region:
Americas	$285,376	$328,593	78%	-13%
EMEA	54,240	57,243	15%	-7%
Asia-Pacific	24,253	30,659	7%	-16%
Total Revenue	$363,869	$416,495	100%	-12%

Cost of Sales:

Cost of Sales for fiscal year 2014 decreased 26% to $111.9 million.  The decline was driven by the divested consumer publishing programs ($30 million), lower cost digital products ($6 million) and lower print book sales volume in the continuing business ($4 million), partially offset by incremental costs associated with the ELS acquisition ($1 million).

Gross Profit:

Gross Profit Margin increased from 63.7% to 69.2% in fiscal year 2014.  The improvement was mainly driven by the divestment of the low margin consumer publishing programs (360 basis points), higher margin revenue from the ELS and Profiles acquisitions (20 basis points) and higher margin digital products and cost reduction initiatives.

Direct Expenses and Amortization:

Direct expenses for fiscal year 2014 declined 12% to $134.4 million.  The decrease was driven by restructuring and other cost savings ($16 million) and the divestment of the consumer publishing programs ($15 million), partially offset by incremental costs from the ELS and Profiles acquisitions ($5 million), employment costs ($3 million), business transformation consulting costs ($2 million) and higher other costs, mainly promotion costs for digital products ($2 million). Functionally, Direct Expenses for fiscal year 2014 included editorial/composition (50%); marketing/sales (43%); and administrative and other (7%) costs, while fiscal year 2013 included editorial/composition (52%); marketing/sales (41%); and administrative and other (7%) costs.

Amortization of intangibles decreased $1.1 million to $7.0 million in fiscal year 2014 principally due to intangible assets that have become fully amortized.

Contribution to Profit:

Contribution to Profit increased from $5.4 million to $20.4 million in fiscal year 2014.  Contribution Margin increased from 1.3% to 5.6% in fiscal year 2014.  Excluding the current and prior year Restructuring Charges, the prior year Impairment Charge and the Net Gain on Sale of the Consumer Publishing Programs, Contribution Margin increased 350 basis points mainly due to online training and assessment growth; digital margin improvement; partially offset by higher employment and technology costs.

Acquisitions
•
On January 13, 2014, Wiley acquired the assets of Elan Guides, an early-stage Chartered Financial Analyst (“CFA”) test preparation company. Elan’s CFA materials will be incorporated into Wiley’s CPA Excel test preparation platform. Terms were not disclosed.

•
On April 1, 2014, the Company acquired Profiles International (“Profiles”) for approximately $48 million in cash, net of cash acquired. Profiles provides pre-employment assessment and selection tools that enable employers to optimize candidate selections and develop the full potential of their employees. Solutions include pre-hire assessments, including those designed to measure and match personality, knowledge, skills, managerial fit, loyalty, and values; and post-hire assessments, focused on measuring sales and managerial effectiveness, employee performance and career potential.  Founded in 1991 and based in Waco, Texas, Profiles has served more than 40,000 enterprise clients and millions of end users in over 120 countries, with assessments available in 32 languages. Profiles reported approximately $27 million of revenue and over $5 million of EBITDA in its fiscal year ended December 31, 2013.

•
On May 1, 2014, just after the close of the Company’s fiscal year 2014, the Company acquired CrossKnowledge Group Limited (“CrossKnowledge”) for approximately $175 million in cash. CrossKnowledge is a learning solutions provider focused on leadership and managerial skills development that offers subscription-based, digital learning solutions for global corporations, universities, and small and medium-sized enterprises. CrossKnowledge’s solutions include managerial and leadership skills assessments, courses, certifications, content and executive training programs that are delivered on a cloud-based platform providing over 17,000 learning objects in 17 languages.  Solutions can be readily customized for each individual client, providing employees with access to relevant learning and development resources in a tailored online experience.  CrossKnowledge serves over five million end-users in 80 countries speaking 17 languages. CrossKnowledge reported approximately $37 million of revenue and over $9 million of EBITDA in its fiscal year ended June 30, 2013.

EDUCATION:
				% change
Dollars in thousands	2014	2013	% change	w/o FX (a)
Print Textbooks	$163,153	$184,131	-11%	-9%
Binder and Custom Products	43,556	39,315	11%	11%
Online Program Management (Deltak)	70,188	33,745
Digital Books	30,136	25,359	19%	21%
WileyPlus	49,457	40,989	21%	22%
Other Publishing Income	10,487	10,919	-4%	2%
TOTAL REVENUE	$366,977	$334,458	10%	12%

Cost of Sales	(114,174)	(109,588)	4%	6%

GROSS PROFIT	$252,803	$224,870	12%	15%
Gross Profit Margin	68.9%	67.2%

Direct Expenses	(134,429)	(112,779)	19%	21%
Amortization of Intangibles	(9,527)	(6,975)	37%	37%
Restructuring Charges (see Note 6)	(891)	(1,288)

DIRECT CONTRIBUTION TO PROFIT	$107,956	$103,828	4%	7%
Direct Contribution Margin	29.4%	31.0%

Shared Services and Administrative Costs:
Distribution	(15,286)	(15,277)	0%	3%
Technology Services	(34,401)	(30,727)	12%	13%
Occupancy and Other	(8,401)	(7,079)	19%	23%
CONTRIBUTION TO PROFIT	$49,868	$50,745	-2%	2%
Contribution Margin	13.6%	15.2%

(a)	Adjusted to exclude the fiscal year 2014 and 2013 Restructuring Charges

Revenue:

Education revenue for fiscal year 2014 increased 10% to $367.0 million, or 12% excluding the unfavorable impact of foreign exchange.  The growth was driven by $36 million of incremental revenue from Deltak ($31 million due to acquisition), higher revenue from WileyPLUS ($9 million), Binder and Custom Products ($4 million) and Digital Books ($5 million), partially offset by a decline in Print Textbooks ($15 million).  The decline in Print Textbooks reflects student preference for digital products, including WileyPLUS.

Online Program Management (Deltak):

Deltak accounted for 19% of total Education revenue in fiscal year 2014 compared to 10% in the prior year.  As of April 30, 2014, Deltak had 37 institutions under contract, 122 programs generating revenue and 52 programs under contract and in development but not yet generating revenue. As of April 30, 2013, Deltak had 31 institutions under contract, 100 programs generating revenue and 46 in development but not yet generating revenue.

Revenue by Subject and Region is as follows:
			% of	% change
	2014	2013	Revenue	w/o FX
Revenue by Subject Category:
Business	$82,841	$78,599	23%	7%
Sciences	62,063	62,240	17%	1%
Social Sciences	47,563	49,194	13%	-2%
Engineering & Computer Science	37,859	43,247	10%	-11%
Mathematics & Statistics	24,720	23,631	7%	5%
Schools (Australia K-12)	27,229	28,081	7%	9%
Online Program Management (Deltak)	70,188	33,745	19%
Other	14,514	15,721	4%	-4%
Total Revenue	$366,977	$334,458	100%	12%

Revenue by Region:
Americas	$288,329	$250,598	79%	15%
EMEA	19,334	19,388	5%	-1%
Asia-Pacific	59,314	64,472	16%	1%
Total Revenue	$366,977	$334,458	100%	12%

Cost of Sales

Cost of Sales for fiscal year 2014 increased 4% to $114.2 million, or 6% excluding the favorable impact of foreign exchange.  The increase was mainly driven by incremental costs from the Deltak acquisition ($7 million), partially offset by restructuring savings ($1 million).

Gross Profit:

Gross Profit Margin for fiscal year 2014 improved 170 basis points to 68.9% principally due to the Deltak acquisition (130 basis points) and higher margin digital products (40 basis points).

Direct Expenses and Amortization:

Direct Expenses increased 19% to $134.4 million in fiscal year 2014, or 21% excluding the favorable impact of foreign exchange. The increase was due to incremental costs from the Deltak acquisition ($20 million), increased Deltak costs to support new online course and curriculum development and programs ($6 million) and higher accrued incentive compensation ($4 million), partially offset by restructuring and other cost savings ($8 million). Functionally, Direct Expenses for fiscal year 2014 included marketing/sales (67%); editorial/composition (24%); and administrative and other (9%) costs, while fiscal year 2013 included marketing/sales (59%); editorial/composition (30%); and administrative and other (11%) costs.

Amortization of Intangibles increased $2.6 million to $9.5 million in fiscal year 2014 primarily due to acquired intangible assets associated with Deltak.

Contribution to Profit:

Contribution to Profit for fiscal year 2014 decreased 2% to $49.9 million, but increased 2% excluding  the unfavorable impact of foreign exchange and the current and prior year Restructuring Charges.  Contribution Margin decreased 160 basis points to 13.6% mainly due to Deltak’s continued investment in new university programs that are not yet generating revenue (260 basis points), higher accrued incentive compensation and higher Technology costs, partially offset by restructuring and other cost savings and higher margin digital revenue.

SHARED SERVICES AND ADMINISTRATIVE COSTS:

The following table reflects total shared services and administrative costs by function, which are included in the Operating and Administrative Expenses line item in the Consolidated Statements of Income.  A portion of these costs are allocated to each segment above based on allocation methodologies described in Note 20.

				% Change
Dollars in thousands	2014	2013	% Change	w/o FX (a)

Distribution	$96,127	$102,078	-6%	-5%
Technology Services	183,269	161,618	13%	13%
Finance	44,700	41,267	8%	9%
Other Administration	96,068	87,281	10%	11%
Restructuring Charges (see Note 6)	22,198	14,557
Impairment Charges (see Note 7)	4,785	5,241
Total	$447,147	$412,042	9%	6%

(a)	Adjusted to exclude the fiscal year 2014 and 2013 Restructuring and Impairment Charges

Shared services and administrative costs for fiscal year 2014 increased 9% to $447.1 million, or 6% excluding the favorable impact of foreign exchange and the Restructuring and Impairment Charges. Shared Service and Administration Costs in the current year reflected the effect of the restructuring program and other cost savings ($14 million). Distribution costs decreased due to lower print volume ($4 million) and lower warehouse costs ($2 million) partially offset by transformation consulting costs ($3 million) and higher employment costs ($2 million). Technology costs increased due to higher spending on project management, consulting, software development and licensing and maintenance including incremental costs from the Deltak acquisition ($3 million). Finance costs increased due to higher accrued incentive compensation. Other Administration costs increased mainly due to higher employment costs ($5 million), a lower property tax incentive ($3 million), incremental costs from the Deltak acquisition ($1 million) and higher professional fees ($1 million).

LIQUIDITY AND CAPITAL RESOURCES:

The Company’s Cash and Cash Equivalents balance was $486.4 million at the end of fiscal year 2014, compared with $334.1 million a year earlier. Cash Provided by Operating Activities in fiscal year 2014 increased $11.2 million to $348.2 million principally due to lower income tax deposits paid to German tax authorities ($30 million) as discussed in Note 13 and the timing of vendor payments ($13 million), partially offset by higher payments related to the Company’s restructuring programs ($22 million), higher income tax payments ($8 million) and other, mainly timing. The comparison to prior year Deferred Revenue mainly reflects the acceleration of cash collections in the prior year. An income tax deposit of $42.1 million for disputed taxes in Germany was paid in the prior year period, whereas $12.0 million was paid in the current period. The Company has made all required income tax payments to date.

Cash used for Investing Activities for fiscal year 2014 was $149.3 million compared to $342.5 million in fiscal year 2013.  In fiscal year 2014, the Company invested $54.5 million in acquisitions, compared to $263.3 million in the prior year.  Fiscal year 2014 includes the acquisition of Profiles ($48 million), while fiscal year 2013 includes the Deltak ($220 million) and ELS ($24 million) acquisitions. During fiscal year 2013, the Company received proceeds of $29.9 million from selling certain consumer publishing assets comprised primarily of the travel program for $22 million, and the Culinary, CliffsNotes and Webster’s New World consumer publishing programs for $11 million, of which $3.3 million and $1.1 million were held in escrow, respectively. During fiscal year 2014, the Company received $3.3 million of the escrow proceeds, with the remaining $1.1 million collected in May 2014.

Composition spending was $40.6 million in fiscal year 2014 compared to $50.4 million in fiscal year 2013.  The decrease reflects reduced spending in all three businesses and was driven by a reduction in title count and the one-time development of certain digital Research products in the prior year.  Cash used for technology, property and equipment decreased to $57.6 million in fiscal year 2014 mainly due to lower spending on leasehold improvements and furniture and equipment.

Cash used for Financing Activities was $53.5 million in fiscal year 2014, as compared to cash provided of $90.4 million in fiscal year 2013. The Company’s net debt (debt less cash and cash equivalents) decreased $125.1 million from the prior year. During fiscal year 2014, net debt borrowings were $27.1 million compared to $198.0 million in fiscal year 2013. The net borrowings in fiscal year 2014 included funds borrowed to finance the Profiles acquisition, while fiscal year 2013 included funds borrowed to finance the Deltak and ELS acquisitions.  These acquisitions were funded through the use of the existing credit facility and available cash and did not have an impact on the Company’s ability to meet other operating, investing and financing needs. The total notional amount of the interest rate swap agreements associated with the Company’s revolving credit facility was $300 million as of April 30, 2014.

In fiscal year 2014, the Company repurchased 1,248,030 shares of common stock at an average price of $50.79 compared to 1,846,873 shares at an average price of $39.92 in fiscal year 2013.  In fiscal year 2014, the Company increased its quarterly dividend to shareholders by 4% to $0.25 per share versus $0.24 per share in the prior year. Higher proceeds from the exercise of stock options reflects a higher volume of stock option exercises in fiscal year 2014 compared to the prior year.

The Company’s operating cash flow is affected by the seasonality and timing of receipts from its Research journal subscriptions and its Education business. Cash receipts for calendar year Research subscription journals occur primarily from December through April.  Reference is made to the Customer Credit Risk section, which follows, for a description of the impact on the Company as it relates to independent journal agents’ financial position and liquidity. Sales primarily in the U.S. higher education market tend to be concentrated in June through August, and again in November through January. Due to this seasonality, the Company normally requires increased funds for working capital from May through September.

Cash and Cash Equivalents held outside the U.S. were approximately $474.4 million as of April 30, 2014, a portion of which was used  to acquire CrossKnowledge on May 1, 2014 (see Note 21). The balances were comprised primarily of Pound Sterling, Euros, and Australian dollars. Maintenance of these cash and cash equivalent balances outside the U.S. does not have a material impact on the liquidity or capital resources of the Company’s global, including U.S., operations.  Cash and cash equivalent balances outside the U.S. may be subject to U.S. taxation, if repatriated. The Company intends to reinvest cash outside the U.S. except in instances where repatriating such earnings would result in no additional income tax.  Accordingly, the Company has not accrued for U.S. income tax on the repatriation of non-U.S. earnings.  It is not practical to determine the U.S. income tax liability that would be payable if such cash and cash equivalents were not indefinitely reinvested.

On April 4, 2014 the Company increased its credit limit under the Revolving Credit Facility from $825 million to $940 million which matures on November 2, 2016.  As of April 30, 2014, the Company had approximately $700 million of debt outstanding and approximately $253 million of unused borrowing capacity under its Revolving Credit and other facilities.  The Company believes that its operating cash flow, together with its revolving credit facilities and other available debt financing, will be adequate to meet its operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair its ability to access these markets on terms commercially acceptable.  The Company does not have any off-balance-sheet debt.

The Company’s working capital can be negative due to the seasonality of its businesses. The primary driver of the negative working capital is unearned deferred revenue related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by the Company for a number of purposes including acquisitions; debt repayments; funding operations; dividend payments; and purchasing treasury shares. The deferred revenue will be recognized in income as the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of April 30, 2014 include $385.7 million of such deferred subscription revenue for which cash was collected in advance.

Projected capital spending for Technology, Property and Equipment and Composition for fiscal year 2015 is forecast to be approximately $80 million and $45 million, respectively, primarily to create new digital products and enhance system functionality that will drive future business growth. Projected spending for author advances, which is classified as an operating activity, for fiscal year 2015 is forecast to be approximately $110 million.

FISCAL YEAR 2013 SUMMARY RESULTS

Throughout this report, references to variances “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses. Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location.  For fiscal years 2013 and 2012, the average exchange rates to convert British pounds sterling to U.S. dollars were 1.58 and 1.59, respectively; the average exchange rates to convert euros into U.S. dollars were 1.29 and 1.37, respectively; and the average exchange rates to convert Australian dollars into U.S. dollars were 1.03 and 1.04, respectively. Unless otherwise noted, all variance explanations below are on a currency neutral basis.

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

Restructuring Charges:

In fiscal year 2013, the Company recorded restructuring charges of $29.3 million, $19.8 million after tax ($0.33 per share), which are described in more detail below:

Restructuring and Reinvestment Program
In fiscal year 2013, the Company announced a program (the “Restructuring and Reinvestment Program”) to restructure and realign the Company’s cost base with current and anticipated future market conditions.  The Company is targeting a majority of the cost savings achieved to improve margins and earnings, while the remainder will be reinvested in high growth digital business opportunities.  In the fourth quarter of fiscal year 2013, the Company recorded restructuring charges of $24.5 million, or $16.3 million after tax ($0.27 per share), related to the Restructuring and Reinvestment Program.  The restructuring charge includes accrued redundancy and separation benefits of $19.1 million, process reengineering consulting costs of $2.7 million and termination/curtailment costs related to the U.S. defined benefit pension plan of $2.7 million.  Approximately $2.9 million, $6.3 million and $1.1 million of the restructuring charge was recorded within the Research, PD, and Education reporting segments, respectively, with the remainder recognized in Shared Service costs. The charge was fully recovered by April 30, 2014.

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

Technology Investments
In fiscal year 2013, the Company identified certain technology investments which were no longer a long-term strategic fit and resources supporting these investments were shifted to other areas.  As a result, the Company recorded an asset impairment charge of $5.3 million, $3.2 million after tax ($0.05 per share), to write-off the full carrying value of the related assets.

Amortization of Intangibles:

Amortization of intangibles increased $5.2 million to $42.0 million in fiscal year 2013.  The increase was mainly driven by incremental amortization related to the Deltak ($2.7 million) and Inscape ($2.2 million) acquisitions.

Gain (Net of Losses) on Sale of Consumer Publishing Programs:

Sale of Travel Publishing Program
On August 10, 2012, the Company entered into a definitive agreement with Google, Inc. (“Google”) for the sale of its travel publishing program, including all of its interests in the Frommer’s, Unofficial Guides, and WhatsonWhen brands for $22 million in cash, of which $3.3 million was held in escrow related to standard commercial representations and warranties and released to the Company in the fourth quarter of fiscal year 2014. The effective date of the transaction was August 31, 2012.  As a result, the Company recorded a $9.8 million gain on the sale, $6.2 million after tax ($0.10 per share), in the second quarter of fiscal year 2013.  In connection with the sale, the Company also entered into a transition services agreement which ended on December 31, 2013.  Fees earned by the Company in fiscal year 2013 in connection with the service agreement were approximately $0.5 million.

Sale of Culinary, CliffsNotes and Webster’s New World Publishing Programs
On November 5, 2012, the Company completed the sale of the Company’s culinary, CliffsNotes, and Webster’s New World Dictionary consumer publishing programs to HMH for $11.0 million in cash, which approximated the carrying value of related assets sold, of which $1.1 million is held in escrow related to standard commercial representations and warranties and is expected to be released to the Company in the first quarter of fiscal year 2015. In connection with the sale, the Company also entered into a transition services agreement which ended in March 2013. Fees earned by the Company in fiscal year 2013 in connection with the service agreement were approximately $1.5 million.

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

Provision for Income Taxes:

The effective tax rate for fiscal year 2013 was 22.8% compared to 21.8% in the prior year.  During the first quarters of fiscal years 2013 and 2012, the Company recorded non-cash deferred tax benefits of $8.4 million ($0.14 per share) and $8.8 million ($0.14 per share), respectively, principally associated with new tax legislation enacted in the United Kingdom (U.K.) that reduced the U.K. statutory income tax rates by 2% in each period.  The benefits recognized by the Company reflect the measurement of all applicable U.K. deferred tax balances to the new income tax rates.  The U.K. statutory tax rate as of April 30, 2013 was 23%.

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

FISCAL YEAR 2013 SEGMENT RESULTS:

RESEARCH:
				% change
Dollars in thousands	2013	2012	% change	w/o FX (a)
Journal Subscriptions	$641,584	$650,938	-1%	0%
Print Books	127,894	145,198	-12%	-11%
Digital Books	36,856	34,006	8%	10%
Open Access	6,221	2,232	179%	183%
Other Publishing Income	197,270	208,353	-5%	-3%
TOTAL REVENUE	$1,009,825	$1,040,727	-3%	-2%

Cost of Sales	(271,405)	(278,427)	-3%	-1%

GROSS PROFIT	$738,420	$762,300	-3%	-2%
Gross Profit Margin	73.1%	73.2%

Direct Expenses	(274,714)	(283,840)	-3%	-2%
Amortization of Intangibles	(26,915)	(26,186)	3%	4%
Restructuring Charges (see Note 6)	(5,911)	-
Impairment Charges (see Note 7)	(9,917)	-

DIRECT CONTRIBUTION TO PROFIT	$420,963	$452,274	-7%	-2%
Direct Contribution Margin	41.7%	43.5%

Shared Services and Administrative Costs:
Distribution	(46,009)	(47,995)	-4%	-3%
Technology Services	(66,105)	(65,734)	1%	1%
Occupancy and Other	(22,343)	(21,085)	6%	7%
CONTRIBUTION TO PROFIT	$286,506	$317,460	-10%	-3%
Contribution Margin	28.4%	30.5%

(a)  Adjusted to exclude the fiscal year 2013 Restructuring and Impairment Charges

Revenue:
Research revenue for fiscal year 2013 decreased 3% to $1.01 billion, or 2% excluding the unfavorable impact of foreign exchange.  The decline was largely driven by lower Print Book revenue and Other Publishing Income, partially offset by growth in Open Access and Digital Book revenue.

Journal Subscription revenue for fiscal year 2013 decreased 1% to $641.6 million, but was flat excluding the unfavorable impact of foreign exchange.  Increased revenue from new society business ($4 million) and subscriptions ($4 million) was offset by publication scheduling ($5 million) and the timing of revenue associated with a pilot for a new subscription licensing model ($3 million) further described below.  Calendar year 2013 journal subscription billings as of April 30, 2013 were up 3% over calendar year 2012 mainly due to new society business and growth in the U.S. and Asia.

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

The decline in Print Books ($17 million) was partially offset by growth in Digital Books ($3 million). Open Access revenue, which represents article publication fees from authors that provide immediate free access to the author’s article on the Company’s website, grew approximately $4.0 million in fiscal year 2013. Other Publishing Income, which includes revenue from journal page and color charges, advertising, sale of rights, journal backfiles and reprints, declined mainly due to lower sales of journal reprints ($6 million), backfiles ($4 million) and advertising ($4 million), partially offset by increased sales of publishing rights ($5 million).

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

Impact Factors

In July 2012, the Thomson ISI® 2011 Journal Citation Reports (JCR) showed that Wiley continues to increase both the number and proportion of its journal titles with an impact factor, with 1,156 titles (76% of our total) included.  This was up from 73% in the 2010 report.  Impact factors are a metric that reflect the frequency that peer-reviewed journals are cited by researchers, making them an important tool for evaluating a journal’s quality.  Approximately 34% of the JCR Subject Categories have a Wiley Journal ranked in the top three.

Nobel Prize Winners

Wiley announced that eight 2012 Nobel Prize winners have published their work with Wiley.  To celebrate the achievements of all Nobel winners, Wiley made a selection of content from this and past years’ winners of Nobel Prizes in all areas free to access until the end of the year.  Wiley-published winners include: Sir John B. Gurdon, UK, and Professor Shinya Yamanaka, Japan, awarded the Nobel Prize in Physiology or Medicine; Professor Robert J. Lefkowitz and Professor Brian K. Kobilka, USA, awarded the Nobel Prize in Chemistry; and professor Serge Haroche, France, and Dr. David J. Wineland, USA, awarded the Nobel Prize in Physics.  The Sveriges Riksbank Prize in Economic Sciences in Memory of Alfred Nobel for 2012 has been awarded jointly to Professors Alvin E. Roth and Llyod S. Shapley, of the USA.

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

PROFFESIONAL DEVELOPMENT (PD):
				% change
Dollars in thousands	2013	2012	% change	w/o FX (a)
Print Books	$257,842	$272,425	-5%	-5%
Digital Books	43,251	35,864	21%	21%
Online Training & Assessment	29,854	7,553	295%	295%
Other Publishing Income	39,993	38,672	3%	5%
Divested Consumer Publishing Programs	$45,555	73,048	-38%	-38%
TOTAL REVENUE	$416,495	$427,562	-3%	-2%

Cost of Sales	(151,239)	(158,841)	-5%	-4%

GROSS PROFIT	$265,256	$268,721	-1%	-1%
Gross Profit Margin	63.7%	62.8%

Direct Expenses	(153,411)	(154,549)	-1%	-1%
Amortization of Intangibles	(8,092)	(5,741)	41%	41%
Restructuring Charges (see Note 6)	(7,537)	-
Impairment of Consumer Publishing Programs (see Note 7)	(15,521)	-
Net Gain on Sale of Consumer Publishing Programs (see Note 8)	5,983	-

DIRECT CONTRIBUTION TO PROFIT	$86,678	$108,431	-20%	-4%
Direct Contribution Margin	20.8%	25.4%

Shared Services and Administrative Costs:
Distribution	(40,664)	(45,118)	-10%	-9%
Technology Services	(29,187)	(25,248)	16%	16%
Occupancy and Other	(11,381)	(13,011)	-13%	-13%
CONTRIBUTION TO PROFIT	$5,446	$25,054	-78%	-9%
Contribution Margin	1.3%	5.9%

(a)  Adjusted to exclude the fiscal year 2013 Restructuring and Impairment Charges and the Net Gain on Sale of the Consumer Publishing Programs

Revenue:

PD revenue for fiscal year 2013 decreased 3% to $416.5 million, or 2% excluding the unfavorable impact of foreign exchange.  The decline was driven by the divestment of the consumer publishing programs in fiscal year 2013 ($27 million) and other declines in Print Book revenue ($14 million), partially offset by incremental revenue from the acquired Inscape ($18 million) and ELS ($4 million) online training and assessment businesses and growth in Digital Books ($7 million). The decline in Print Book revenue was driven by continued softness in global retail channels for print books.

Total PD revenue by Region (on a currency neutral basis)
•	Americas fell 3% to $328.6 million
•	EMEA was flat at $57.2 million
•	Asia-Pacific fell 1% to $30.7 million

Total PD Revenue by Major Category (on a currency neutral basis)
•	Business and Finance grew 16% to $162.6 million, with solid growth from Inscape and the CFA product launch
•	Divested Consumer titles fell 38% to $45.6 million
•	Consumer-Lifelong Learning titles decreased 5% to $45.7 million

•	Technology was flat with the prior year at $86.4 million
•	Professional Education was flat at $27.7 million
•	Architecture fell 7% to $23.3 million
•	Psychology grew 3% to $17.0 million

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

•
In November 2012, the Company acquired Efficient Learning Systems, Inc. (“ELS”) an e-learning system provider focused in the areas of professional finance and accounting, for $24 million.  The acquisition helps Wiley become a leader in the growing global online CPA exam preparation market and will accelerate our e-learning strategies with capabilities that can be leveraged with other accounting and financial certifications. ELS Revenue for fiscal year 2013 was approximately $3.7 million, in line with expectations.

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

Online Training and Assessment Update

The Company merged its Inscape and Pfeiffer business into a single Workplace Learning Solutions group.   Inscape’s performance for fiscal year 2013 exceeded the company’s earnings expectations. The results reflected the Company’s successful migration to a new 3rd generation Everything DiSC application. Year-over-year comparative revenue growth from Inscape was 8%. Sales through Inscape’s North American distributor sales channels grew 7.5%, while sales through other global distributor channels increased 8.9%.  The Company added a second product development studio, doubled the number of assessment-related training products under development and added leadership focus and brand management resources to its Everything DiSC and Leadership Challenge Lines.

The Company’s indigenous test prep program showed solid growth in fiscal year 2013 with the addition of the Certified Managerial Accountant (CMA) exam prep to our historic and growing CPA Test Prep. Total revenue nearly doubled to $6 million.  During the year, Wiley also completed the acquisition of ELS, a provider of the full online CPA Review course ‘CPA Excel’, which contributed revenue of approximately $4 million to the Company’s results.

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

EDUCATION:
				% change
Dollars in thousands	2013	2012	% change	w/o FX (a)
Print Textbooks	$184,131	$216,242	-15%	-14%
Binder and Custom Products	39,315	38,604	2%	2%
Online Program Management (Deltak)	33,745	-
Digital Books	25,359	16,265	56%	56%
WileyPLUS	40,989	32,580	26%	26%
Other Publishing Income	10,919	10,762	1%	2%
TOTAL REVENUE	$334,458	$314,453	6%	7%

Cost of Sales	(109,588)	(106,128)	3%	4%

GROSS PROFIT	$224,870	$208,325	8%	8%
Gross Profit Margin	67.2%	66.2%

Direct Expenses	(112,779)	(95,791)	18%	18%
Amortization of Intangibles	(6,975)	(4,823)	45%	45%
Restructuring Charges (see Note 6)	(1,288)	-

DIRECT CONTRIBUTION TO PROFIT	$103,828	$107,711	-4%	-2%
Direct Contribution Margin	31.0%	34.3%

Shared Services and Administrative Costs:
Distribution	(15,277)	(15,945)	-4%	-4%
Technology Services	(30,727)	(27,572)	11%	11%
Occupancy and Other	(7,079)	(5,771)	23%	23%
CONTRIBUTION TO PROFIT	$50,745	$58,423	-13%	-11%
Contribution Margin	15.2%	18.6%

(a) Adjusted to exclude the fiscal year 2013 Restructuring Charges

Revenue:

Education revenue for fiscal year 2013 increased 6% to $334.5 million, or 7% excluding the unfavorable impact of foreign exchange mainly driven by incremental revenue from the Deltak acquisition ($34 million) and growth in Digital Books and WileyPLUS, partially offset by lower revenue from Print Textbooks. Print Textbook revenue for fiscal year 2013 decreased 15% to $184.1 million, or 14% excluding the unfavorable impact of foreign exchange. The decrease was mainly driven by enrollment declines, particularly in the for-profit sector, the impact of rentals on the traditional textbook business and the transition to Digital Books and WileyPLUS.

Total Education Revenue by Region (on a currency neutral basis)
•	Americas increased 11% to $250.6, including incremental Deltak revenue of $33.7 million
•	EMEA fell 10% to $19.4 million
•	Asia-Pacific fell 1% to $64.5 million

Education Revenue by Major Subject* (on a currency neutral basis)
•	Engineering and Computer Science grew 6% to $42.8 million
•	Science declined 9% to $61.6 million
•	Business and Accounting declined 5% to $77.9 million
•	Social Science declined 3% to $48.8 million
•	Math declined 7% to $23.4 million
•	Microsoft Official Academic Course (MOAC) grew 4% to $10.9 million

*The above excludes approximately $28.1 million in fiscal year 2013 revenue related to the school business in Australia and approximately $33.7 million related to Deltak.

Cost of Sales

Cost of Sales for fiscal year 2013 increased 3% to $109.6 million, or 4% excluding the favorable impact of foreign exchange. The increase was driven by incremental costs from the Deltak acquisition ($9 million), partially offset by lower print textbook volume ($4 million) and lower cost digital products ($1 million).

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

In the fourth quarter of fiscal year 2013, Deltak added two new university partners.  Since the acquisition closed in October, Deltak added five new university partners, American University, Case Western Reserve University, Queens University of Charlotte, Butler University and the University of Dayton for a total of 31.   In the fourth quarter, Deltak contracted 24 new programs from among new and existing partners. Across Deltak’s partner base, as of April 30, 2013 there were approximately 100 revenue-generating programs and 46 programs under contract and in development but not yet generating revenue. Deltak’s business is in a period of significant growth in market development, providing a runway for continued high growth. During the fourth quarter, the Company received a commitment from Queens University of Charlotte for a campus-wide implementation of the Deltak Engage Learning Management system.

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

SHARED SERVICES AND ADMINISTRATIVE COSTS:

The following table reflects total shared services and administrative costs by function, which are included in the Operating and Administrative Expenses line item in the Consolidated Statements of Income.  A portion of these costs are allocated to each segment above based on allocation methodologies described in Note 20.

				% Change
Dollars in thousands	2013	2012	% Change	w/o FX

Distribution	$102,078	$109,079	-6%	-6%
Technology Services	161,618	146,750	10%	11%
Finance	41,267	42,774	-4%	-3%
Other Administration	87,281	89,394	-2%	-2%
Restructuring Charges (see Note 6)	14,557	-
Impairment Charges (see Note 7)	5,241	-
Total	$412,042	$387,997	6%	7%

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

LIQUIDITY AND CAPITAL RESOURCES:

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

The Company’s operating cash flow is affected by the seasonality and timing of receipts from its Research journal subscriptions and its Education business. Cash receipts for calendar year Research subscription journals occur primarily from December through April. Reference is made to the Credit Risk section, which follows, for a description of the impact on the Company as it relates to independent journal agents’ financial position and liquidity. Sales primarily in the U.S. higher education market tend to be concentrated in June through August, and again in November through January. Due to this seasonality, the Company normally requires increased funds for working capital from May through September.

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

As described in Note 14, on October 18, 2012 the Company increased its credit limit under the Revolving Credit Facility from $700 million to $825 million which matures on November 2, 2016.  As of April 30, 2013, the Company had approximately $673.0 million of debt outstanding and approximately $162 million of unused borrowing capacity under its Revolving Credit and other facilities. We believe that our operating cash flow, together with our revolving credit facilities and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable. The Company does not have any off-balance sheet debt.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

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

Revenue Recognition: The Company recognizes revenue when the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured.  If all of the above criteria have been met, revenue is recognized upon shipment of products or when services have been rendered. Revenue related to journal subscriptions and other products and services that are generally collected in advance are deferred and recognized as earned primarily when the related issue is shipped, made available online or the service is rendered.

For calendar years 2013 and 2014, the Company offered an alternative journal subscription license model for a group of customers.  Previously, those customers’ licenses were based on a commitment by the Company to provide a discrete number of online journal issues which provided for recognition of revenue by the Company as issues were published. Under this alternative model, the Company provides access to all content published in a calendar year and provides for recognition of revenue on a straight-line basis over the calendar year covered by the alternative license model.  Collectability is evaluated based on the amount involved, the credit history of the customer, and the status of the customer’s account with the Company.

When a product is sold with multiple deliverables, the Company accounts for each deliverable within the arrangement as a separate unit of accounting due to the fact that each deliverable is also sold on a stand-alone basis. The total consideration of a multiple-element arrangement is allocated to each unit of accounting based on the price charged by the Company when it is sold separately. The Company’s multiple deliverable arrangements principally include WileyPLUS, the online course management tool for the Company’s Education business which includes a complete print or digital textbook for the course; negotiated licenses for bundles of digital content available on Wiley Online Library, the online publishing platform for the Company’s Research business; and test preparation, assessment, certification and training services sold by the Professional Development business which can include bundles of print and digital content and online workflow solutions.

When the Company’s electronic content is sold through a third party, the Company is generally not the primary obligor within the arrangement since it typically is not responsible for fulfilling the customer’s order or handling any customer requests or claims. Accordingly, the Company will recognize revenue for the sale of its digital content through third parties based on the amount billed to the end customer, net of any commission owed to the third party seller of the content.  Revenue is also reported net of any amounts billed to customers for taxes which are remitted to government authorities.

Allowance for Doubtful Accounts: The estimated allowance for doubtful accounts is based on a review of the aging of the accounts receivable balances, historical write-off experience, credit evaluations of customers and current market conditions. A change in the evaluation of a customer’s credit could affect the estimated allowance. The allowance for doubtful accounts is shown as a reduction of Accounts Receivable in the Consolidated Statements of Financial Position and amounted to $7.9 million and $7.4 million as of April 30, 2014 and 2013, respectively.

Sales Return Reserve:  The estimated allowance for sales returns is based on a review of the historical return patterns, as well as current market trends in the businesses in which we operate. Associated with the estimated sales return reserves, the Company also includes a related reduction in inventory and royalty costs as a result of the expected returns.

Net sales return reserves amounted to $28.6 million and $31.8 million as of April 30, 2014 and 2013, respectively. The reserves are reflected in the following accounts of the Consolidated Statements of Financial Position – increase (decrease):

	2014	2013
Accounts Receivable	$(41,102)	$(44,279)
Inventories	6,774	6,862
Accounts and Royalties Payable	(5,695)	(5,583)
Decrease in Net Assets	$(28,633)	$(31,834)

A one percent change in the estimated sales return rate could affect net income by approximately $2.5 million. A change in the pattern or trends in returns could affect the estimated allowance.

Reserve for Inventory Obsolescence: Inventories are carried at the lower of cost or market. A reserve for inventory obsolescence is estimated based on a review of damaged, obsolete, or otherwise unsalable inventory. The review encompasses historical unit sales trends by title; current market conditions, including estimates of customer demand compared to the number of units currently on hand; and publication revision cycles. A change in sales trends could affect the estimated reserve. The inventory obsolescence reserve is reported as a reduction of the Inventories balance in the Consolidated Statements of Financial Position and amounted to $25.1 million and $28.2 million as of April 30, 2014 and 2013, respectively.

Allocation of Acquisition Purchase Price to Assets Acquired and Liabilities Assumed: In connection with acquisitions, the Company allocates the cost of the acquisition to the assets acquired and the liabilities assumed based on the estimates of fair value for such items, including intangible assets and technology acquired. Such estimates include discounted estimated cash flows to be generated by those assets and the expected useful lives based on historical experience, current market trends, and synergies to be achieved from the acquisition and expected tax basis of assets acquired. The Company may use a third party valuation consultant to assist in the determination of such estimates.

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

To evaluate the recoverability of goodwill, the Company primarily uses a two-step impairment test approach at the reporting unit level. In the first step, the estimated fair value of the entire reporting unit is compared to its carrying value including goodwill. If the fair value of the reporting unit is less than the carrying value, a second step is performed to determine the charge for goodwill impairment. In the second step, the Company determines an implied fair value of the reporting unit’s goodwill by determining the fair value of the individual assets and liabilities (including any previously unrecognized intangible assets) of the reporting unit other than goodwill. The resulting implied fair value of the goodwill is compared to the carrying amount and an impairment charge is recognized for the difference.

In certain circumstances, the Company uses a qualitative assessment as an alternative to the two-step test approach. Under this approach certain market, industry and financial performance factors are considered to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If that is the case, the two-step approach described above is then performed to evaluate the recoverability of goodwill.

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

Intangible assets with finite lives are amortized on a straight line basis over the following weighted average estimated useful lives: content and publishing rights – 32 years; customer relationships – 19 years; brands and trademarks – 11 years; non-compete agreements – 5 years.

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

Retirement Plans: The Company provides defined benefit pension plans for certain employees worldwide. In March 2013, the Company’s Board of Directors approved plan amendments that froze the U.S. Employees’ Retirement Plan, Supplemental Benefit Plan, and Supplemental Executive Retirement Plan, effective June 30, 2013. These plans are U.S. defined benefit plans. Under the amendments, no new employees will be permitted to enter these plans and no additional benefits for current participants for future services will be accrued after June 30, 2013.

The accounting for benefit plans is highly dependent on assumptions concerning the outcome of future events and circumstances, including compensation increases, long-term return rates on pension plan assets, healthcare cost trends, discount rates and other factors. In determining such assumptions, the Company consults with outside actuaries and other advisors. The discount rates for the U.S., United Kingdom and Canadian pension plans are based on the derivation of a single-equivalent discount rate using a standard spot rate curve and the timing of expected payments as of the balance sheet date. The spot rate curve is based upon a portfolio of Moody’s-rated Aa3 (or higher) corporate bonds. The discount rates for other non-U.S. plans are based on similar published indices with durations comparable to that of each plan’s liabilities. The expected long-term rates of return on pension plan assets are estimated using market benchmarks for equities, real estate and bonds applied to each plan’s target asset allocation and are estimated by asset class including an anticipated inflation rate. The expected long-term rates are then compared to the historic investment performance of the plan assets as well as future expectations and estimated through consultation with investment advisors and actuaries. Salary growth and healthcare cost trend assumptions are based on the Company’s historical experience and future outlook. While the Company believes that the assumptions used in these calculations are reasonable, differences in actual experience or changes in assumptions could materially affect the expense and liabilities related to the defined benefit pension plans of the Company. A hypothetical one percent increase in the discount rate would impact net income and the accrued pension liability by approximately $7.6 million and $117.3 million, respectively. A one percent decrease in the discount rate would impact net income and the accrued pension liability by approximately $9.7 million and $142.2 million, respectively. A one percent change in the expected long term rate of return would affect net income by approximately $3.1 million.

Recently Issued Accounting Standards:  In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 "Revenue From Contracts With Customers" (Topic 606) (“ASU 2014-09”), and the International Accounting Standards Board (“IASB”) published its equivalent standard, International Financial Reporting Standard (“IFRS”) 15, “Revenue from Contracts with Customers”. These joint comprehensive new revenue recognition standards will supersede most existing revenue recognition guidance and are intended to improve and converge revenue recognition and related financial reporting requirements. The standard will require companies to review contract arrangements with customers and ensure all separate performance obligations are properly recognized in compliance with the new guidance. The standard is effective for the Company on May 1, 2017 with early adoption prohibited.

The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “cumulative effect” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently assessing whether the adoption of the guidance will have a significant impact on its consolidated financial statements.

Contractual Obligations and Commercial Commitments

A summary of contractual obligations and commercial commitments, excluding unrecognized tax benefits further described in Note 13, as of April 30, 2014 is as follows (in thousands):

		Payments Due by Period
		Within	2-3	4-5	After 5
	Total	Year 1	Years	Years	Years

Total Debt	$700.1	$-	$700.1	$-	$-
Interest on Debt1	$42.9	$11.7	$20.9	$10.3	$-
Non-Cancelable Leases	$173.2	$39.0	$71.5	$38.4	$24.3
Minimum Royalty Obligations	$264.3	$73.7	$116.9	$56.4	$17.3
Other Operating Commitments	$23.4	$10.5	$6.2	$5.1	$1.6
Total	$1203.9	$134.9	$915.6	$110.2	$43.2

1 Interest on Debt includes the effect of the Company’s interest rate swap agreements and the estimated future interest payments on the Company’s unhedged variable rate debt, assuming that the interest rates as of April 30, 2014 remain constant until the maturity of the debt.

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

Interest Rates:

The Company had $700.1 million of variable rate loans outstanding at April 30, 2014, which approximated fair value. On January 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.47% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a two-year period ending January 15, 2016. As of April 30, 2014, the notional amount of the interest rate swap was $150.0 million.

On March 30, 2012, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.645% and receives a variable rate of interest based on one month LIBOR (as defined) from the counterparty which is reset every month for a three-year period ending March 31, 2015. As of April 30, 2014, the notional amount of the interest rate swap was $150.0 million.

It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives. During fiscal year 2014, the Company recognized a loss on its hedge contracts of approximately $1.3 million which is reflected in Interest Expense in the Consolidated Statements of Income.  At April 30, 2014, the fair value of the outstanding interest rate swap was a deferred loss of $1.0 million. Based on the maturity dates of the contracts, approximately $0.7 million and $0.3 million of the deferred loss was recorded in Other Accrued Liabilities and Other Long-Term Liabilities, respectively. On an annual basis, a hypothetical one percent change in interest rates for the $400.1 million of unhedged variable rate debt as of April 30, 2014 would affect net income and cash flow by approximately $2.5 million.

Foreign Exchange Rates:

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is primarily exposed to movements in British pound sterling, euros, Canadian and Australian dollars, and certain currencies in Asia.  The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses.  Fiscal year 2014 revenue was recognized in the following currencies: approximately 56% U.S dollar; 28% British pound sterling; 9% euro and 7% other currencies.

The Company’s significant investments in non-U.S. businesses are exposed to foreign currency risk.  Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment.  During fiscal year 2014, the Company recorded foreign currency translation gains in other comprehensive income of approximately $67.9 million primarily as a result of the weakening of the U.S. dollar relative to the British pound sterling and euro.

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

The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Gains and Losses on the Consolidated Statements of Income, and carried at their fair value on the Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Gains and Losses. As of April 30, 2014, the Company did not maintain any open forward contracts. As of April 30, 2013, there was one open forward exchange contract in euros with a notional amount in U.S. dollars of approximately $30.0 million which expired on May 16, 2013. During fiscal years 2012 through 2014, the Company did not designate any forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities.

As of April 30, 2013, the fair value of the open forward exchange contract was a gain of approximately $0.1 million, which was measured on a recurring basis using Level 2 inputs and recorded within the Prepaid and Other line item on the Consolidated Statements of Financial Position.  For fiscal years 2014, 2013 and 2012, the gains (losses) recognized on the forward contracts were $(0.4) million, $(0.6) million, and $2.4 million, respectively.

Customer Credit Risk:

In the journal publishing business, subscriptions are primarily sourced through journal subscription agents who, acting as agents for library customers, facilitate ordering by consolidating the subscription orders/billings of each subscriber with various publishers. Cash is generally collected in advance from subscribers by the subscription agents and is principally remitted to the Company between the months of December and April. Although at fiscal year-end the Company had minimal credit risk exposure to these agents, future calendar-year subscription receipts from these agents are highly dependent on their financial condition and liquidity. Subscription agents account for approximately 24% of total annual consolidated revenue and no one agent accounts for more than 10% of total annual consolidated revenue.

The Company’s book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 9% of total consolidated revenue and 13% of accounts receivable at April 30, 2014, the top 10 book customers account for approximately 19% of total consolidated revenue and approximately 37% of accounts receivable at April 30, 2014.

Disclosure of Certain Activities Relating to Iran:

The European Union, Canada and United States have imposed sanctions on business relationships with Iran, including restrictions on financial transactions and prohibitions on direct and indirect trading with listed “designated persons.”  In fiscal year 2014, the Company recorded revenue and net profits of approximately $0.8 million and $0.2 million, respectively, related to the sale of scientific and medical content to certain publicly funded universities, hospitals and institutions that meet the definition of the “Government of Iran” as defined under section 560.304 of title 31, Code of Federal Regulations. The Company has assessed its business relationship and transactions with Iran and believes it is in compliance with the regulations governing the sanctions.  The Company intends to continue in these or similar sales as long as they continue to be consistent with all applicable sanctions-related regulations.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of April 30, 2014.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during fiscal year 2014.

The effectiveness of our internal control over financial reporting as of April 30, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

June 27, 2014

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
John Wiley & Sons, Inc.:

We have audited the accompanying consolidated statements of financial position of John Wiley & Sons, Inc. (the “Company”) and subsidiaries as of April 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the years in the three-year period ended April 30, 2014. In connection with our audits of the consolidated financial statements, we also have audited Schedule II on Page 100 of this Form 10-K.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of John Wiley & Sons, Inc. and subsidiaries as of April 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), John Wiley & Sons, Inc.’s internal control over financial reporting as of April 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”), and our report dated June 27, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Short Hills, New Jersey

June 27, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
John Wiley & Sons, Inc.:

We have audited John Wiley & Sons, Inc.’s internal control over financial reporting as of April 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). John Wiley & Sons, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, John Wiley & Sons, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of John Wiley & Sons, Inc. and subsidiaries as of April 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the years in the three-year period ended April 30, 2014, and our report dated June 27, 2014 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Short Hills, New Jersey
June 27, 2014

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
John Wiley & Sons, Inc., and Subsidiaries	April 30,
Dollars in thousands	2014	2013
Assets:
Current Assets
Cash and cash equivalents	$486,377	$334,140
Accounts receivable	149,733	161,731
Inventories	75,495	82,017
Prepaid and other	78,057	57,083
Total Current Assets	789,662	634,971

Product Development Assets	82,940	87,876
Technology, Property & Equipment	188,718	189,625
Intangible Assets	984,661	954,957
Goodwill	903,665	835,540
Income Tax Deposits	64,037	45,868
Other Assets	63,682	57,538
Total Assets	$3,077,365	$2,806,375

Liabilities and Shareholders’ Equity:
Current Liabilities
Accounts and royalties payable	$142,534	$143,313
Deferred revenue	385,654	362,970
Accrued employment costs	118,503	85,306
Accrued income taxes	13,324	16,093
Accrued pension liability	4,671	4,359
Other accrued liabilities	64,901	55,128
Total Current Liabilities	729,587	667,169

Long-Term Debt	700,100	673,000
Accrued Pension Liability	164,634	204,362
Deferred Income Tax Liabilities	222,482	197,526
Other Long-Term Liabilities	78,314	75,962
Shareholders’ Equity
Preferred Stock, $1 par value: Authorized - 2 million, Issued - zero	-	-
Class A Common Stock, $1 par value: Authorized - 180 million,
Issued – 69,797,994 and 69,793,194	69,798	69,793
Class B Common Stock, $1 par value: Authorized - 72 million,
Issued – 13,392,268 and 13,397,068	13,392	13,397
Additional paid-in capital	327,588	290,762
Retained earnings	1,489,069	1,387,512
Accumulated other comprehensive (loss):
Foreign currency translation adjustment	(66,664)	(134,539)
Unamortized retirement costs, net of tax	(123,025)	(143,124)
Unrealized loss on interest rate swap, net of tax	(602)	(969)
	1,709,556	1,482,832
Less Treasury Shares At Cost (Class A – 20,231,118 and 20,616,829;
Class B – 3,906,707 and 3,902,576)	(527,308)	(494,476)
Total Shareholders’ Equity	1,182,248	988,356
Total Liabilities and Shareholders’ Equity	$3,077,365	$2,806,375

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

John Wiley & Sons, Inc., and Subsidiaries	For the years ended April 30,
Dollars in thousands, except per share data	2014	2013	2012

Revenue	$1,775,195	$1,760,778	$1,782,742

Costs and Expenses
Cost of sales	506,879	532,232	543,396
Operating and administrative expenses	969,456	933,148	922,177
Restructuring charges	42,722	29,293	-
Impairment charges	4,786	30,679	-
Amortization of intangibles	44,679	41,982	36,750
Total Costs and Expenses	1,568,522	1,567,334	1,502,323

Net Gain on Sale of Consumer Publishing Programs	-	5,983	-

Operating Income	206,673	199,427	280,419

Interest expense	(13,916)	(13,078)	(9,038)
Foreign exchange transaction losses	(8)	(2,041)	(2,261)
Interest income and other	2,785	2,614	2,975

Income Before Taxes	195,534	186,922	272,095
Provision for Income Taxes	35,024	42,697	59,349

Net Income	$160,510	$144,225	$212,746

Earnings Per Share
Diluted	$2.70	$2.39	$3.47
Basic	2.73	2.43	3.53

Cash Dividends Per Share
Class A Common	$1.00	$0.96	$0.80
Class B Common	1.00	0.96	0.80

Average Shares
Diluted	59,514	60,224	61,272
Basic	58,635	59,447	60,184

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

John Wiley & Sons, Inc., and Subsidiaries	For the years ended April 30,
Dollars in thousands	2014	2013	2012

Net Income	$160,510	$144,225	$212,746

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	67,875	(38,558)	(30,173)
Unrealized retirement costs net of tax (provision) benefit of $(12,946); $16,145 and $18,463, respectively	20,099	(39,743)	(41,745)
Unrealized gain (loss) on interest rate swaps net of tax (provision) benefit of $(225); $(48) and $453, respectively	367	79	(751)
Total Other Comprehensive Income (Loss)	88,341	(78,222)	(72,669)

Comprehensive Income	$248,851	$$66,003	$140,077

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

John Wiley & Sons, Inc., and Subsidiaries	For the years ended April 30,
Dollars in thousands	2014	2013	2012
Operating Activities
Net Income	$160,510	$144,225	$212,746
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangibles	44,679	41,982	36,750
Amortization of composition costs	45,097	51,517	50,944
Depreciation of technology, property and equipment	58,321	56,017	50,397
Restructuring and impairment charges	47,508	59,972	-
Net gain on sale of consumer publishing programs	-	(5,983)	-
Non-cash deferred tax benefits on U.K. rate changes	(10,634)	(8,402)	(8,769)
Share-based compensation	12,851	11,928	17,262
(Excess) shortfalls in tax benefits from share-based compensation	1,466	(193)	(2,044)
Employee retirement plan expense	30,454	35,938	30,116
Royalty advances	(107,639)	(105,335)	(108,716)
Earned royalty advances	107,529	100,691	100,639
Other non-cash charges (credits), net	(3,868)	(3,708)	2,800
Income tax deposit	(11,968)	(42,077)	-
Changes in Operating Assets and Liabilities
Source (Use), excluding acquisitions
Accounts receivable	18,558	18,118	9,605
Inventories	11,146	11,501	4,467
Accounts and royalties payable	7,297	(5,748)	540
Deferred revenue	(750)	32,822	19,381
Income taxes payable	(13,889)	1,429	27,835
Restructuring payments	(28,276)	(5,641)	-
Other accrued liabilities	32,387	(6,121)	(37,076)
Employee retirement plan contributions	(33,889)	(36,704)	(34,080)
Other	(18,666)	(9,191)	6,851
Cash Provided by Operating Activities	348,224	337,037	379,648
Investing Activities
Composition spending	(40,568)	(50,434)	(52,501)
Additions to technology, property and equipment	(57,564)	(58,704)	(67,377)
Acquisitions, net of cash acquired	(54,515)	(263,272)	(92,174)
Proceeds from sale of consumer publishing programs	3,300	29,942	-
Cash Used for Investing Activities	(149,347)	(342,468)	(212,052)
Financing Activities
Repayment of long-term debt	(658,224)	(472,500)	(888,411)
Borrowings of long-term debt	685,324	670,500	909,211
Purchase of treasury stock	(63,393)	(73,721)	(87,072)
Change in book overdrafts	(12,354)	(451)	(4,414)
Cash dividends	(58,953)	(57,426)	(48,257)
Debt financing costs	(288)	(382)	(3,119)
Proceeds from exercise of stock options and other	55,820	24,188	15,303
Excess (shortfalls ) tax benefits from share-based compensation	(1,466)	193	2,044
Cash (Used for) Provided by Financing Activities	(53,534)	90,401	(104,715)
Effects of Exchange Rate Changes on Cash	6,894	(10,660)	(4,904)
Cash and Cash Equivalents
Increase for year	152,237	74,310	57,977
Balance at beginning of year	334,140	259,830	201,853
Balance at end of year	486,377	334,140	259,830
Cash Paid During the Year for
Interest	$12,511	$12,081	$7,745
Income taxes, net	$63,815	$56,021	$42,841

The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comp- rehensive Income (Loss)	Total Share- holder’s Equity

John Wiley & Sons, Inc., and Subsidiaries
Dollars in thousands

Balance at April 30, 2011	$69,749	$13,441	$247,046	$1,136,224	$(360,830)	$(127,741)	$977,889

Restricted Shares Issued under Share-based Compensation Plans			(2,324)		2,646		322
Proceeds from Exercise of Stock Options and other			7,781		7,522		15,303
Excess Tax Benefits from Share-based Compensation			2,044				2,044
Share-based compensation expense			17,262				17,262
Purchase of Treasury Shares					(87,072)		(87,072)
Class A Common Stock Dividends				(40,627)			(40,627)
Class B Common Stock Dividends				(7,630)			(7,630)
Common Stock Class Conversions	4	(4)					-
Comprehensive Income (Loss)				212,746		(72,669)	140,077

Balance at April 30, 2012	$69,753	$13,437	$271,809	$1,300,713	$(437,734)	$(200,410)	$1,017,568

Restricted Shares Issued under Share-based Compensation Plans			(5,936)		5,559		(377)
Proceeds from Exercise of Stock Options and other			12,768		11,420		24,188
Excess Tax Benefits from Share-based Compensation			193				193
Share-based compensation expense			11,928				11,928
Purchase of Treasury Shares					(73,721)		(73,721)
Class A Common Stock Dividends				(48,290)			(48,290)
Class B Common Stock Dividends				(9,136)			(9,136)
Common Stock Class Conversions	40	(40)					-
Comprehensive Income (Loss)				144,225		(78,222)	66,003

Balance at April 30, 2013	$69,793	$13,397	$290,762	$1,387,512	$(494,476)	$(278,632)	$988,356

Restricted Shares Issued under Share-based Compensation Plans			(5,962)		6,144		182
Proceeds from Exercise of Stock Options and other			31,403		24,417		55,820
Shortfall in Tax Benefits from Share -based Compensation			(1,466)				(1,466)
Share-based compensation expense			12,851				12,851
Purchase of Treasury Shares					(63,393)		(63,393)
Class A Common Stock Dividends				(51,842)			(51,842)
Class B Common Stock Dividends				(7,111)			(7,111)
Common Stock Class Conversions	5	(5)					-
Comprehensive Income (Loss)				160,510		88,341	248,851

Balance at April 30, 2014	$69,798	$13,392	$327,588	$1,489,069	$(527,308)	$(190,291)	$1,182,248

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

The Company is a global provider of knowledge and knowledge-enabled services that improve outcomes in areas of research, professional practice and education. Through the Research segment, the Company provides digital and print scientific, technical, medical and scholarly journals, reference works, books, database services and advertising. The Professional Development segment provides digital and print books, online assessment and training services, and test prep and certification. In Education, the Company provides print and digital content, and education solutions including online program management services for higher education institutions and course management tools for instructors and students. The Company takes full advantage of its content from all three core businesses in developing and cross-marketing products to its diverse customer base of researchers, professionals, students, and educators. The use of technology enables the Company to make its content efficiently more accessible to its customers around the world. The Company’s operations are primarily located in the United States, Canada, Europe, Asia, and Australia.

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

Book Overdrafts: Under the Company’s cash management system, a book overdraft balance exists for the Company’s primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in individual bank accounts. The Company’s funds are transferred from other existing bank account balances or from lines of credit as needed to fund checks presented for payment.  As of April 30, 2014 and 2013, book overdrafts of $22.8 million and $35.1 million, respectively, were included in Accounts and Royalties Payable in the Consolidated Statements of Financial Position.

Revenue Recognition: The Company recognizes revenue when the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured.  If all of the above criteria have been met, revenue is recognized upon shipment of products or when services have been rendered. Revenue related to journal subscriptions and other products and services that are generally collected in advance are deferred and recognized as earned primarily when the related issue is shipped, made available online or the service is rendered.

For calendar years 2013 and 2014, the Company offered an alternative journal subscription license model for a group of customers.  Previously, those customers’ licenses were based on a commitment by the Company to provide a discrete number of online journal issues which provided for recognition of revenue by the Company as issues were published. Under this alternative model, the Company provides access to all journal content published in a calendar year and provides for recognition of revenue on a straight-line basis over the calendar year covered by the alternative license model. Collectability is evaluated based on the amount involved, the credit history of the customer, and the status of the customer’s account with the Company.

When a product is sold with multiple deliverables, the Company accounts for each deliverable within the arrangement as a separate unit of accounting due to the fact that each deliverable is also sold on a stand-alone basis. The total consideration of a multiple-element arrangement is allocated to each unit of accounting based on the price charged by the Company when it is sold separately. The Company’s multiple deliverable arrangements principally include WileyPLUS, the online course management tool for the Company’s Education business which includes a complete print or digital textbook for the course; negotiated licenses for bundles of digital content available on Wiley Online Library, the online publishing platform for the Company’s Research business; and test preparation, assessment, certification and training services sold by the Professional Development business which can include bundles of print and digital content and online workflow solutions.

When the Company’s digital content is sold through a third party, the Company is generally not the primary obligor within the arrangement since it typically is not responsible for fulfilling the customer’s order or handling any customer requests or claims. Accordingly, the Company will recognize revenue for the sale of its digital content through third parties based on the amount billed to the end customer, net of any commission owed to the third party seller of the content.  Revenue is also reported net of any amounts billed to customers for taxes which are remitted to government authorities.

Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of three months or less and are stated at cost plus accrued interest, which approximates market value.

Allowance for Doubtful Accounts: The estimated allowance for doubtful accounts is based on a review of the aging of the accounts receivable balances, historical write-off experience, credit evaluations of customers and current market conditions. A change in the evaluation of a customer’s credit could affect the estimated allowance. The allowance for doubtful accounts is shown as a reduction of Accounts Receivable in the Consolidated Statements of Financial Position and amounted to $7.9 million and $7.4 million as of April 30, 2014 and 2013, respectively.

Sales Return Reserves: The process which the Company uses to determine its sales returns and the related reserve provision charged against revenue is based on applying an estimated return rate to current year sales.  This rate is based upon an analysis of actual historical return experience in the various markets and geographic regions in which the Company does business. The Company collects, maintains and analyzes significant amounts of sales returns data for large volumes of homogeneous transactions. This allows the Company to make reasonable estimates of the amount of future returns. All available data is utilized to identify the returns by market and as to which fiscal year the sales returns apply. This enables management to track the returns in detail and identify and react to trends occurring in the marketplace, with the objective of being able to make the most informed judgments possible in setting reserve rates. Associated with the estimated sales return reserves, the Company also includes a related reduction in inventory and royalty costs as a result of the expected returns. Net sales return reserves amounted to $28.6 million and $31.8 million as of April 30, 2014 and 2013, respectively.

The reserves are reflected in the following accounts of the Consolidated Statements of Financial Position – increase (decrease):

	2014	2013
Accounts Receivable	$(41,102)	$(44,279)
Inventories	6,774	6,862
Accounts and Royalties Payable	(5,695)	(5,583)
Decrease in Net Assets	$(28,633)	$(31,834)

Inventories: Inventories are carried at the lower of cost or market. U.S. book inventories aggregating $41.3 million and $46.5 million at April 30, 2014 and 2013, respectively, are valued using the last-in, first-out (LIFO) method.  All other inventories are valued using the first-in, first-out (FIFO) method.

Reserve for Inventory Obsolescence: A reserve for inventory obsolescence is estimated based on a review of damaged, obsolete, or otherwise unsalable inventory. The review encompasses historical unit sales trends by title; current market conditions, including estimates of customer demand compared to the number of units currently on hand; and publication revision cycles. The inventory obsolescence reserve is reported as a reduction of the Inventories balance in the Consolidated Statements of Financial Position and amounted to $25.1 million and $28.2 million as of April 30, 2014 and 2013, respectively.

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

Shipping and Handling Costs: Costs incurred for shipping and handling are reflected in the Operating and Administrative Expenses line item in the Consolidated Statements of Income. The Company incurred $42.2 million, $46.0 million and $50.4 million in shipping and handling costs in fiscal years 2014, 2013 and 2012, respectively.

Advertising Expense:  Advertising costs are expensed as incurred. The Company incurred $35.2 million, $29.2 million and $24.3 million in advertising costs in fiscal years 2014, 2013 and 2012, respectively.

Technology, Property and Equipment: Technology, property and equipment is recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred.

Technology, property and equipment is depreciated using the straight-line method based upon the following estimated useful lives: Buildings and Leasehold Improvements – the lesser of the estimated useful life of the asset up to 40 years or the duration of the lease; Furniture and Fixtures - 3 to 10 years; Computer Hardware and Software - 3 to 10 years.

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

Allocation of Acquisition Purchase Price to Assets Acquired and Liabilities Assumed: In connection with acquisitions, the Company allocates the cost of the acquisition to the assets acquired and the liabilities assumed based on the estimates of fair value for such items, including intangible assets and technology acquired. Such estimates include discounted estimated cash flows to be generated by those assets and the expected useful lives based on historical experience, current market trends, and synergies to be achieved from the acquisition and the expected tax basis of assets acquired. The Company may use a third party valuation consultant to assist in the determination of such estimates.

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

In certain circumstances, the Company uses a qualitative assessment as an alternative to the two-step test approach. Under this approach certain market, industry and financial performance factors are considered to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If that is the case, the two-step approach described above is then performed to evaluate the recoverability of goodwill.

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

Intangible assets with finite lives are amortized on a straight line basis over the following weighted average estimated useful lives: content and publishing rights – 32 years; customer relationships – 19 years; brands and trademarks – 11 years; non-compete agreements – 5 years.

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

Foreign Currency Gains/Losses: The Company maintains operations in many non-U.S. locations. Assets and liabilities are translated into U.S. dollars using end of period exchange rates and revenues and expense are translated into U.S. dollars using weighted average rates. The Company’s significant investments in non-U.S. businesses are exposed to foreign currency risk. Foreign currency translation adjustments are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity. During fiscal year 2014, the Company recorded $67.9 million of foreign currency translation gains primarily due to the weakening of the U.S. dollar relative to the British pound sterling and euro. Foreign currency transaction gains or losses are recognized in the Consolidated Statements of Income as incurred.

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

Recently Issued Accounting Standards:  In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 "Revenue From Contracts With Customers" (Topic 606) (“ASU 2014-09”), and the International Accounting Standards Board (“IASB”) published its equivalent standard, International Financial Reporting Standard (“IFRS”) 15, “Revenue from Contracts with Customers”. These joint comprehensive new revenue recognition standards will supersede most existing revenue recognition guidance and are intended to improve and converge revenue recognition and related financial reporting requirements. The standard will require companies to review contract arrangements with customers and ensure all separate performance obligations are properly recognized in compliance with the new guidance. The standard is effective for the Company on May 1, 2017 with early adoption prohibited. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “cumulative effect” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently assessing whether the adoption of the guidance will have a significant impact on its consolidated financial statements.

Note 3 – Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of earnings per share for the years ended April 30 follows (in thousands):

	2014	2013	2012
Weighted Average Shares Outstanding	58,925	59,672	60,387
Less: Unearned Restricted Shares	(290)	(225)	(203)
Shares Used for Basic Earnings Per Share	58,635	59,447	60,184
Dilutive Effect of Stock Options and Other Stock Awards	879	777	1,088
Shares Used for Diluted Earnings Per Share	59,514	60,224	61,272

Since their inclusion in the calculation of diluted earnings per share would have been anti-dilutive, options to purchase 389,400, 2,716,244 and 1,655,362 shares of Class A Common Stock have been excluded for fiscal years 2014, 2013 and 2012, respectively. In addition, for fiscal years 2013 and 2012 unearned restricted shares of 23,000 and 10,000, respectively, have been excluded as their inclusion would have been anti-dilutive.

Note 4- Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by component, net of tax, for the fiscal year ended April 30, 2014 were as follows (in thousands):

	Foreign	Unamortized	Interest
	Currency	Retirement	Rate
	Translation	Costs	Swaps	Total

Balance at April 30, 2013	$(134,539)	$(143,124)	$(969)	$(278,632)
Other comprehensive income (loss) before reclassifications	67,875	10,464	(316)	78,023
Amounts reclassified from accumulated other comprehensive loss	-	9,635	683	10,318
Total other comprehensive income	67,875	20,099	367	88,341
Balance at April 30, 2014	$(66,664)	$(123,025)	$(602)	$(190,291)

For the fiscal year ended April 30, 2014, pre-tax actuarial losses included in Unamortized Retirement Costs of approximately $13.4 million were amortized from Accumulated Other Comprehensive Loss and recognized as pension expense in Operating and Administrative Expenses in the Consolidated Statements of Income.

Note 5 – Acquisitions

Inscape:

On February 16, 2012, the Company acquired all of the stock of Inscape Holdings, Inc. (“Inscape”) for approximately $85 million in cash, net of cash acquired. Inscape is a leading provider of workplace learning solutions, including DiSC®-based assessments and training products that develop critical interpersonal business skills. The purchase price of $85 million was allocated to identifiable long-lived assets ($43.9 million) comprised primarily of customer relationships, content, technology and trademarks, with the remainder allocated to deferred tax liabilities ($12.4 million), negative working capital ($3.3 million) and Goodwill ($56.8 million). The fair value of intangible assets and technology acquired was based on management’s assessment performed with the assistance of a third party valuation consultant. Goodwill represents the excess of the purchase price over the fair value of net assets acquired and comprises the estimated value of Inscape’s workforce, unidentifiable intangible assets and the fair value of expected synergies. None of the goodwill is deductible for tax purposes. The customer relationships, content, technology and trademarks are being amortized over a weighted average estimated useful life of approximately 15 years. The Company finalized its purchase accounting for Inscape as of April 30, 2012. Inscape contributed $24.5 million, $21.6 million and $3.3 million to the Company’s revenue for fiscal years 2014, 2013 and 2012, respectively.

Deltak:

On October 25, 2012, the Company acquired all of the stock of Deltak.edu, LLC (“Deltak”) for approximately $220 million in cash, net of cash acquired. Deltak works in close partnership with leading colleges and universities to develop and support online degree and certificate programs. The business provides technology platforms and services including market research to validate program demand, instructional design, marketing, and student recruitment and retention services to leading national and regional colleges and universities throughout the United States.  The $220 million purchase price was allocated to identifiable long-lived intangible assets ($99.4 million) comprised primarily of institutional relationships; long-term deferred tax liabilities ($34.4 million); and Goodwill ($150.0 million); with the remainder allocated to technology and working capital. The fair value of intangible assets and technology acquired was based on management’s assessment performed with the assistance of a third party valuation consultant. Goodwill represents the excess of the purchase price over the fair value of net assets acquired and comprises the estimated value of Deltak’s workforce, unidentifiable intangible assets and the fair value of expected synergies. None of the goodwill is deductible for tax purposes. The identifiable long-lived intangible assets are primarily amortized over an estimated useful life of approximately 20 years. The Company finalized its purchase accounting for Deltak as of April 30, 2013. Deltak contributed $70.2 million and $33.7 million to the Company’s revenue for fiscal years 2014 and 2013, respectively.

Efficient Learning Systems:

On November 1, 2012, the Company acquired all of the stock of Efficient Learning Systems, Inc. (“ELS”) for approximately $24 million in cash, net of cash acquired. ELS is an e-learning system provider focused in the areas of professional finance and accounting.  ELS’ flagship product, CPAexcel, is a modular, digital platform comprised of online self-study, videos, mobile apps, and sophisticated planning tools that has helped over 65,000 professionals prepare for the CPA exam since 1998. The $24 million purchase price was allocated to identifiable long-lived intangible assets ($6.5 million); technology ($3.6 million); and long-term deferred tax liabilities ($2.9 million); and Goodwill ($17.0 million); with the remainder allocated to working capital. The fair value of intangible assets and technology acquired was based on management’s assessment performed with the assistance of a third party valuation consultant. Goodwill represents the excess of the purchase price over the fair value of net assets acquired and comprises the estimated value of ELS’ workforce, unidentifiable intangible assets and the fair value of expected synergies. None of the goodwill is deductible for tax purposes. The Company finalized its purchase accounting for ELS as of April 30, 2013.  ELS contributed $8.0 million and $3.7 million to the Company’s revenue for fiscal years 2014 and 2013, respectively.

Profiles International:

On April 1, 2014, the Company acquired all of the stock of Profiles International (“Profiles”) for approximately $48 million in cash, net of cash acquired.  Profiles provides pre-employment assessment and selection tools that enable employers to optimize candidate selections and develop the full potential of their employees. Solutions include pre-hire assessments, including those designed to measure and match personality, knowledge, skills, managerial fit, loyalty, and values; and post-hire assessments, focused on measuring sales and managerial effectiveness, employee performance and career potential. Founded in 1991 and based in Waco, Texas, Profiles has served more than 40,000 enterprise clients and millions of end users in over 120 countries, with assessments available in 32 languages. Profiles reported approximately $27 million of revenue and over $5 million of EBITDA in its fiscal year ended December 31, 2013. The $48 million purchase price was allocated to identifiable long-lived intangible assets ($22.9 million), mainly customer relationships and assessment content; technology ($2.9 million); and long-term deferred tax liabilities ($9.5 million); negative working capital ($7.3 million) and Goodwill ($39.0 million). The fair value of intangible assets and technology acquired was based on management’s assessment performed with the assistance of a third party valuation consultant. Goodwill represents the excess of the purchase price over the fair value of net assets acquired and comprises the estimated value of Profile’s workforce, unidentifiable intangible assets and the fair value of expected synergies. None of the goodwill is deductible for tax purposes. The Company expects to finalize its purchase accounting for Profiles by January 31, 2015. Profiles contributed $1.9 million to the Company’s fiscal year 2014 revenue since its acquisition date.

Unaudited proforma financial information has not been presented for any of these acquisitions since the effects of the acquisitions were not material individually or in the aggregate.

Note 6 – Restructuring Charges

In fiscal years 2014 and 2013, the Company recorded pre-tax restructuring charges of $42.7 million, or $28.3 million after tax ($0.48 per share) and $29.3 million, or $19.8 million after tax ($0.33 per share), respectively, which are reflected in the Restructuring Charges line item in the Consolidated Statements of Income and described in more detail below:

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

The following table summarizes the pre-tax restructuring charges related to this program (in thousands):

			Total Charges
	2014	2013	Incurred to Date
Charges by Segment:
Research	$7,774	$2,896	$10,670
Professional Development	11,860	6,284	18,144
Education	891	1,118	2,009
Shared Services	22,197	14,154	36,351
Total Restructuring Charges	$42,722	$24,452	$67,174

Charges by Activity:
Severance	$25,962	$19,706	$45,668
Process reengineering consulting	8,556	2,618	11,174
Other activities	8,204	2,128	10,332
Total Restructuring Charges	$42,722	$24,452	$67,174

The fiscal year 2014 Restructuring Charges for Research and Professional Development are net of credits of approximately $1.0 million and $1.2 million, respectively, related to the reversal of severance provisions previously recorded by the Company. The credits reflect employees who have accepted different positions within the Company, or who voluntarily resigned. Other Activities for fiscal year 2014 mainly reflect lease and other contract termination costs, while the fiscal year 2013 Other Activities include termination/curtailment costs related to the U.S. defined benefit pension plan.

The following table summarizes the activity for the Restructuring and Reinvestment Program liability in fiscal year 2014 (in thousands):
				Foreign
	April 30,			Translation &	April 30,
	2013	Provisions	Payments	Reclassifications	2014
Severance	$18,803	$25,962	$(15,820)	$310	$29,255
Process reengineering consulting	1,101	8,556	(8,933)	(2)	722
Other activities	-	8,204	(2,423)	(786)	4,995
Total	$19,904	$42,722	$(27,176)	$(478)	$34,972

The restructuring liability for accrued Severance costs is reflected in Accrued Employment Costs in the Consolidated Statements of Financial Position while the Process reengineering consulting costs are reflected in Other Accrued Liabilities. Approximately $2.0 million and $3.0 million of the Other Activities are reflected in Other Accrued Liabilities and Other Long-Term Liabilities, respectively.

Other Restructuring Programs:

As part of the Company’s ongoing transition and transformation to digital products and services, certain activities were identified in the first quarter of fiscal year 2013 that were discontinued, outsourced, or relocated to lower cost regions.  As a result, the Company recorded a pre-tax restructuring charge of approximately $4.8 million, or $3.5 million after tax ($0.06 per share), during the period for redundancy and separation benefits. Approximately $3.0 million, $1.3 million and $0.2 million of the restructuring charge was recorded within the Research, Professional Development and Education reporting segments, respectively, with the remainder recognized in Shared Service costs. In fiscal year 2014, the Company made redundancy and separation benefit payments of $1.1 million related to this program.  As of January 31, 2014, all redundancy and separation benefit payments related to this program were complete.

Note 7 – Impairment Charges

In fiscal years 2014 and 2013, in conjunction with the restructuring programs the Company recognized total pre-tax asset impairment charges of $4.8 million, or $3.4 million after tax ($0.06 per share) and $30.7 million, or $21.0 million after tax ($0.35 per share), respectively, which are reflected in the Impairment Charges line item of the Consolidated Statements of Income and described in more detail below:

Fiscal Year 2014

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

Fiscal Year 2013

Consumer Publishing Programs

The Company began accounting for its culinary, CliffsNotes, and Webster’s New World Dictionary consumer publishing programs as Assets Held for Sale in the second quarter of fiscal year 2013. The Company recorded a pre-tax impairment charge of $12.1 million, or $7.5 million after tax ($0.12 per share), in the second quarter of fiscal year 2013 to reduce the carrying value of the assets within these programs to approximately $9.9 million, which represented their fair value based on the estimated sales price, less costs to sell. As discussed in Note 8, on November 5, 2012, the Company completed a sale to Houghton Mifflin Harcourt for $11.0 million in cash, which approximated the carrying value of related assets sold. In addition, in the second quarter of fiscal year 2013, the Company recorded a pre-tax impairment charge of $3.4 million, or $2.1 million after tax ($0.04 per share) to reduce the carrying value of inventory and royalty advances within its other consumer publishing programs to their estimated realizable value.

Controlled Circulation Publishing Assets

In fiscal year 2013, the Company identified certain controlled circulation publishing programs that no longer aligned with the Company’s long-term strategy, shifting key resources from these programs to other publishing programs within the Research segment. As a result, the Company performed an impairment test on the intangible assets related to these controlled circulation publishing programs in fiscal year 2013, which resulted in a $9.9 million pre-tax impairment charge, or $8.2 million after tax ($0.14 per share). The intangible assets principally consisted of acquired publication rights. The impairment charge resulted in a full write-off of the carrying value of these intangible assets based on their estimated fair values as determined by the Company utilizing a discounted cash flow analysis.

Technology Investments

In fiscal year 2013, the Company identified certain technology investments which no longer fit the Company’s technology strategy. As a result, the Company recorded an asset impairment charge of $5.3 million, or $3.2 million after-tax ($0.05 per share), to write-off the full carrying value of the related assets.

Note 8 – Gain (Net of Losses) on Sale of Consumer Publishing Programs

Sale of Travel Publishing Program:

On August 31, 2012, the Company sold its travel publishing program, including all of its interests in the Frommer’s, Unofficial Guides, and WhatsonWhen brands to Google, Inc. (“Google”) for $22 million in cash, of which $3.3 million was held in escrow. As a result, the Company recorded a $9.8 million pre-tax gain on the sale, or $6.2 million after tax ($0.10 per share), in fiscal year 2013. In connection with the sale, the Company also entered into a transition services agreement which ended on December 31, 2013. The escrow was released to the Company in fiscal year 2014. Fees earned by the Company in fiscal year 2013 in connection with the service agreement were $0.5 million.

Sale of Culinary, CliffsNotes and Webster’s New World Publishing Programs:

On November 5, 2012, the Company completed the sale of the Company’s culinary, CliffsNotes, and Webster’s New World Dictionary consumer publishing programs to Houghton Mifflin Harcourt (“HMH”) for $11.0 million in cash, which approximated the carrying value of related assets sold, of which $1.1 million was held in escrow.  The escrow was released to the Company in May 2014. In connection with the sale, the Company also entered into a transition services agreement which ended on March 5, 2013.  Fees earned by the Company in fiscal year 2013 in connection with the service agreement were $1.5 million.

Sale of Other Consumer Publishing Programs:

In the fourth quarter of fiscal year 2013, the Company completed the sale of its other consumer publishing programs to various buyers for approximately $1 million in cash and a limited future royalty interest. The Company recorded a $3.8 million pre-tax loss on the sales, or $3.6 million after tax ($0.06 per share) in fiscal year 2013.

Note 9 – Inventories

Inventories at April 30 were as follows (in thousands):

	2014	2013
Finished Goods	$62,071	$68,040
Work-in-Process	6,041	5,890
Paper, Cloth, and Other	5,476	6,577
	73,588	80,507
Inventory Value of Estimated Sales Returns	6,774	6,862
LIFO Reserve	(4,867)	(5,352)
Total Inventories	$75,495	$82,017

See Note 2, Summary of Significant Accounting Policies - Sales Return Reserves for a discussion of Inventory Value of Estimated Returns.

Note 10 – Product Development Assets

Product development assets consisted of the following at April 30 (in thousands):

	2014	2013
Composition Costs	$45,603	$48,861
Royalty Advances	37,337	39,015
Total	$82,940	$87,876

Composition costs are net of accumulated amortization of $201.4 million and $179.9 million as of April 30, 2014 and 2013, respectively.

Note 11 – Technology, Property and Equipment

Technology, property and equipment consisted of the following at April 30 (in thousands):

	2014	2013
Capitalized Software and Computer Hardware	$471,619	$423,247
Buildings and Leasehold Improvements	100,944	98,846
Furniture, Fixtures and Warehouse Equipment	78,276	82,739
Land and Land Improvements	4,367	4,025
	655,206	608,857
Accumulated Depreciation	(466,488)	(419,232)
Total	$188,718	$189,625

The net book value of capitalized software costs was $105.4 million and $98.9 million as of April 30, 2014 and 2013, respectively. Depreciation expense recognized in 2014, 2013, and 2012 for capitalized software costs was approximately $36.5 million, $33.1 million and $26.0 million, respectively.

Note 12 - Goodwill and Intangible Assets

The following table summarizes the activity in goodwill by segment as of April 30 (in thousands):

	2013	Acquisitions	Foreign Translation Adjustment	2014
Research	$456,583	$ -	$28,598	$485,181
Professional Development	228,987	39,017	654	268,658
Education	149,970	-	(144)	149,826
Total	$835,540	$39,017	$29,108	$903,665

The acquisitions for Professional Development reflect the Profiles acquisition.

Intangible assets as of April 30 were as follows (in thousands):

	2014		2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible Assets with Determinable Lives
Content and Publishing Rights	$834,932	$(299,105)	$790,881	$(260,947)
Customer Relationships	195,085	(32,790)	179,336	(23,634)
Brands & Trademarks	24,000	(9,284)	25,700	(11,894)
Covenants not to Compete	1,490	(767)	1,840	(782)
	1,055,507	(341,946)	997,757	(297,257)
Intangible Assets with Indefinite Lives
Brands & Trademarks	164,202	-	153,747	-
Content and Publishing Rights	106,898	-	100,710	-
	$1,326,607	$(341,946)	$1,252,214	$(297,257)

Based on the current amount of intangible assets subject to amortization and assuming current exchange rates, the estimated amortization expense for each of the succeeding five fiscal years are as follows: 2015 - $46 million; 2016 - $44 million; 2017 - $42 million; 2018 – $39 million and 2019 - $36 million.

Note 13 - Income Taxes

The provisions for income taxes for the years ended April 30 were as follows (in thousands):

	2014	2013	2012
Current Provision
US – Federal	$13,541	$23,835	$11,253
International	34,519	34,019	43,017
State and Local	(733)	2,091	2,049
Total Current Provision	$47,327	$59,945	$56,319
Deferred Provision (Benefit)
US – Federal	$(1,748)	$(11,312)	$9,736
International	(10,008)	(5,553)	(7,820)
State and Local	(547)	(383)	1,114
Total Deferred Provision (Benefit)	$(12,303)	$(17,248)	$3,030
Total Provision	$35,024	$42,697	$59,349

International and United States pretax income for the years ended April 30 were as follows (in thousands):

	2014	2013	2012
International	$159,442	$156,114	$171,315
United States	36,092	30,808	100,780
Total	$195,534	$186,922	$272,095

The Company’s effective income tax rate as a percentage of pretax income differed from the U.S. federal statutory rate as shown below:

	2014	2013	2012
U.S. Federal Statutory Rate	35.0%	35.0%	35.0%
Benefit from Lower Taxes on Non-US Income	(10.8)	(9.3)	(6.8)
State Income Taxes, Net of U.S. Federal Tax Benefit	0.4	0.6	0.8
Deferred Tax Benefit From Statutory Tax Rate Change	(5.4)	(4.5)	(3.2)
Tax Adjustments and Other	(1.3)	1.0	(4.0)
Effective Income Tax Rate	17.9%	22.8%	21.8%

Deferred Tax Benefit from Statutory Tax Rate Change:  In fiscal years 2014, 2013 and 2012, the Company recognized non-cash deferred tax benefits of $10.6 million ($0.18 per share), $8.4 million ($0.14 per share), and $8.8 million ($0.14 per share), respectfully, principally associated with new tax legislation enacted in the United Kingdom (“U.K.”) that reduced the U.K. statutory income tax rates by 3%, 2% and 2%, respectively. The benefits reflect the remeasurement of all applicable U.K deferred tax balances to the new income tax rates of 21% effective April 1, 2014 and 20% effective April 1, 2015.

Tax Adjustments and Other:  In fiscal years 2014, 2013 and 2012, the Company recorded tax benefits of $2.6 million, $0.7 million and $10.9 million, respectively, related to the expiration of the statute of limitations and favorable resolutions of certain federal, state and foreign tax matters with tax authorities. The fiscal year 2012 tax benefit of $10.9 million includes the release of a $7.5 million income tax reserve that was originally recorded in conjunction with the purchase accounting for the Blackwell acquisition. In addition to the tax benefit recorded of $0.7 million in fiscal year 2013, the Company recorded a tax charge of $2.1 million due to published IRS tax positions related to the Company’s ability to take certain deductions in the U.S.

Accounting for Uncertainty in Income Taxes:
As of April 30, 2014 and April 30, 2013, the total amount of unrecognized tax benefits were $23.8 million and $25.5 million, respectively, of which $3.2 million and $3.1 million represented accruals for interest and penalties recorded as additional tax expense in accordance with the Company’s accounting policy. Within the income tax provision for fiscal years 2014 and 2013, the Company recorded net interest expense (income) and penalties on the unrecognized and recognized tax benefits of $0.1 million and $0.3 million, respectively. As of April 30, 2014 and April 30, 2013, the total amount of unrecognized tax benefits that, if recognized, would reduce the Company’s income tax provision were approximately $23.2 million and $23.8 million, respectively. The Company does not expect any significant changes to the unrecognized tax benefits within the next 12 months.

A reconciliation of the unrecognized tax benefits included within the Other Long-Term Liabilities line item in the Consolidated Statements of Financial Position follows (in thousands):

	2014	2013
Balance at May 1st	$25,501	$24,252
Additions for Current Year Tax Positions	934	1,182
Additions for Prior Year Tax Positions	1,070	2,749
Reductions for Prior Year Tax Positions	(3,209)	(906)
Foreign Translation Adjustment	1,111	(291)
Payments	(496)	(1,089)
Reductions for Lapse of Statute of Limitations	(1,085)	(396)
Balance at April 30th	$23,826	$25,501

Tax Audits:
The Company files income tax returns in the U.S. and various states and non-U.S. tax jurisdictions. The Company’s major taxing jurisdictions include the United States, the United Kingdom and Germany. The Company is no longer subject to income tax examinations for years prior to fiscal year 2010 in the major jurisdictions in which the Company is subject to tax. The Company’s last U.S. federal audit was for fiscal years 2006 through 2009 which resulted in minimal adjustments principally related to temporary differences.

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

Under German tax law, the Company must pay all contested taxes and the related interest to have the right to defend its position challenged by authorities.  As a result, the Company made tax and related interest deposits of 33 million euros in fiscal year 2013 and an additional 9 million euros in fiscal year 2014 related to amortization claimed on certain “stepped-up” assets. The Company has made all required payments to date. The Company expects that it will be required to deposit additional amounts up to 15 million euros plus interest for tax returns to be filed in future periods until the issue is resolved. The challenge is expected to ultimately be decided by a court and could take several years to reach resolution. If the Company is successful, as expected, the tax deposits will be returned to the company with 6% simple interest, based on current German legislation. As of April 30, 2014, the USD equivalent of the total deposits paid by the Company and the related accrued interest was $64.0 million, which is recorded as Income Tax Deposits in the Consolidated Statements of Financial Position. For fiscal years 2014 and 2013, the Company recorded accrued interest of $1.7 million and $0.9 million as a benefit within the Provision for Income Taxes in the Consolidated Statements of Income.

Deferred Taxes:
Deferred taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes.  It is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The significant components of deferred tax assets and liabilities at April 30 were as follows (in thousands):

	2014	2013
Inventory	$5,494	$8,328
Intangible and Fixed Assets	303,003	301,239
Total Deferred Tax Liabilities	$308,497	$309,567

Net Operating Losses	$6,538	$5,813
Reserve for Sales Returns and Doubtful Accounts	7,965	6,297
Accrued Expenses	9,981	11,849
Accrued Employee Compensation	33,227	35,505
Retirement and Post-Employment Benefits	46,902	64,680
Total Deferred Tax Assets	$104,613	$124,144

Net Deferred Tax Liabilities	$203,884	$185,423

Reported As
Current Deferred Tax Assets	$11,836	$5,513
Non-current Deferred Tax Assets	6,762	6,590
Non-current Deferred Tax Liabilities	222,482	197,526
Net Deferred Tax Liabilities	$203,884	$185,423

Pretax earnings of a non-U.S. subsidiary or affiliate are subject to U.S. taxation when repatriated. The Company intends to reinvest earnings outside the U.S. except in instances where repatriating such earnings would result in no additional tax. Accordingly, the Company has not recognized U.S. tax expense on non-U.S. earnings. At April 30, 2014, the accumulated undistributed earnings of non-U.S. subsidiaries approximated $599 million. It is not practical to determine the U.S. income tax liability that would be payable if such earnings were not indefinitely reinvested.

Note 14 - Debt and Available Credit Facilities

As of April 30, 2014 and 2013, the Company’s long-term debt consisted of amounts due under its revolving credit facility of approximately $700.1 million and $673.0 million, respectively.  On November 2, 2011, the Company amended and restated its existing credit facility with Bank of America - Merrill Lynch and The Royal Bank of Scotland plc as joint lead arrangers and Bank of America as administrative agent. The new agreement consisted of a $700 million five-year senior revolving credit facility, which can be drawn in multiple currencies.  The proceeds of the new revolving credit facility were used to pay down the Company’s prior credit facility and meet seasonal operating cash requirements.  On October 18, 2012, the Company increased the facility’s credit limit to $825 million to finance the Deltak acquisition and then increased it to $940 million on April 4, 2014. Under the current agreement, the Company has the option of borrowing at the following floating interest rates:  (i) at a rate based on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 1.05% to 1.65%, depending on the Company’s consolidated leverage ratio, as defined, or (ii) for U.S. dollar-denominated loans only, at the lender’s base rate plus an applicable margin ranging from zero to 0.65%, depending on the Company’s consolidated leverage ratio.  The lender’s base rate is defined as the highest of (i) the U.S. federal funds effective rate plus a 0.50% margin, (ii) the Eurocurrency rate, as defined, plus a 1.00% margin, or (iii) the Bank of America prime lending rate.  In addition, the Company pays a facility fee ranging from 0.20% to 0.35% depending on the Company’s consolidated leverage ratio.  The Company also has the option to request an additional credit limit increase of up to $160 million in minimum increments of $50 million, subject to the approval of the lenders. The credit agreement contains certain restrictive covenants related to the Company’s consolidated leverage ratio and interest coverage ratio, which the Company was in compliance with as of April 30, 2014. Due to the fact that there are no principal payments due until the end of the amended agreement in fiscal year 2017, the Company has classified its entire debt obligation as long-term as of April 30, 2014.

The Company and its subsidiaries have other short-term lines of credit aggregating $12.7 million at various interest rates. No borrowings under the credit lines were outstanding as of April 30, 2014 or 2013. The Company’s total available lines of credit as of April 30, 2014 were approximately $952.7 million, of which approximately $252.6 million was unused. The weighted average interest rates on long-term debt outstanding during fiscal years 2014 and 2013 were 1.82% and 1.93%, respectively. As of April 30, 2014 and 2013, the weighted average interest rates for the long-term debt were 1.99% and 1.86%, respectively. Based on estimates of interest rates currently available to the Company for loans with similar terms and maturities, the fair value of the Company’s long-term debt approximates its carrying value.

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

Interest Rate Contracts:
The Company had $700.1 million of variable rate loans outstanding at April 30, 2014, which approximated fair value. As of April 30, 2014 and 2013, the interest rate swap agreements maintained by the Company were designated as fully effective cash flow hedges as defined under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging.”  As a result, there was no impact on the Company’s Consolidated Statements of Income for changes in the fair value of the interest rate swaps. Under ASC 815, fully effective derivative instruments that are designated as cash flow hedges have changes in their fair value recorded initially within Accumulated Other Comprehensive Loss in the Consolidated Statements of Financial Position. As interest expense is recognized based on the variable rate loan agreements, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated Other Comprehensive Loss to Interest Expense in the Consolidated Statements of Income. It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.

On January 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.47% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a two-year period ending January 15, 2016. As of April 30, 2014, the notional amount of the interest rate swap was $150.0 million.

On March 30, 2012, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.645% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a three-year period ending March 31, 2015. As of April 30, 2014 and 2013, the notional amount of the interest rate swap was $150.0 million and $250.0 million, respectively.

The Company records the fair value of its interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of April 30, 2014 and 2013 was a deferred loss of $1.0 million and $1.6 million, respectively. Based on the maturity dates of the contracts, the deferred loss as of April 30, 2014 of $0.7 million and $0.3 million was recorded in Other Accrued Liabilities and Other Long-Term Liabilities, respectively. The $1.6 million deferred loss as of April 30, 2013 was recorded in Other Long-Term Liabilities. The pre-tax losses that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for fiscal years 2014, 2013 and 2012 were $1.3 million, $1.6 million and $0.8 million, respectively. Based on the amount in Accumulated Other Comprehensive Loss at April 30, 2014, approximately $1.1 million, net of tax, of unrecognized loss would be reclassified into net income in the next twelve months.

Foreign Currency Contracts:
The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Gains (Losses) in the Consolidated Statements of Income, and carried at their fair value in the Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Gains (Losses).  As of April 30, 2014, the Company did not maintain any open forward contracts. As of April 30, 2013, there was one open forward exchange contract in euros with a notional amount in U.S. dollars of approximately $30.0 million which expired on May 16, 2013. During fiscal years 2012 through 2014, the Company did not designate any forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities.

As of April 30, 2013, the fair value of the open forward exchange contract was a gain of approximately $0.1 million, which was measured on a recurring basis using Level 2 inputs and recorded within the Prepaid and Other line item in the Consolidated Statements of Financial Position. For fiscal years 2014, 2013 and 2012, the gains (losses) recognized on the forward contracts were $(0.4) million, $(0.6) million, and $2.4 million, respectively.

Note 16 - Commitments and Contingencies

The following schedule shows the composition of rent expense for operating leases (in thousands):

	2014	2013	2012
Minimum Rental	$40,929	$41,899	$43,620
Less: Sublease Rentals	(642)	(554)	(501)
Total	$40,287	$41,345	$43,119

Future minimum payments under operating leases were $173.2 million at April 30, 2014. Annual minimum payments under these leases for fiscal years 2015 through 2019 are approximately $39.0 million, $36.5 million, $35.0 million, $21.5 million, and $16.9 million, respectively. Rent expense associated with operating leases that include scheduled rent increases and tenant incentives, such as rent holidays or leasehold improvement allowances, are recorded on a straight-line basis over the term of the lease.

The Company is involved in routine litigation in the ordinary course of its business.  A provision for litigation is accrued when information available to the Company indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated.  Significant judgment may be required to determine both the probability and estimates of loss.  When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued.  If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, the Company does not record a liability, but discloses facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recorded when management believes such future costs will be material. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel.  In the opinion of management, the ultimate resolution of all pending litigation as of April 30, 2014 will not have a material effect upon the financial condition or results of operations of the Company.

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

The amounts in Accumulated Other Comprehensive Loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows (in thousands):

	United States	Non-U.S.	Total
Actuarial Loss	$1,319	$6,721	$8,040
Prior Service Cost	-	113	113
Total	$1,319	$6,834	$8,153

The Company maintains the Supplemental Executive Retirement Plan for certain officers and senior management which provides for the payment of supplemental retirement benefits after the termination of employment for 10 years or in a lifetime annuity. Under certain circumstances, including a change of control as defined, the payment of such amounts could be accelerated on a present value basis.

The Company’s Board of Directors approved plan amendments that froze the U.S. Employees’ Retirement Plan, Supplemental Benefit Plan, and Supplemental Executive Retirement Plan, effective June 30, 2013.  These plans are U.S. defined benefit plans.  Under the amendments, no new employees are permitted to enter these plans and no additional benefits for current participants for future services will be accrued after June 30, 2013.  This amendment decreased the pension benefit liabilities by $18.2 million, and resulted in an after-tax decrease in accumulated other comprehensive loss of $11.3 million. The Company also recorded a pension plan curtailment expense of $2.7 million in fiscal year 2013 as a result of the approved plan amendments, which represented a write-off of the unrecognized prior service cost for the U.S. plans. The curtailment expense is included within the fiscal year 2013 Restructuring Charges line item in the Consolidated Statements of Income.

The components of net pension expense for the defined benefit plans and the weighted-average assumptions were as follows (in thousands):

	2014		2013		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service Cost	$ -	$8,066	$12,701	$6,204	$9,951	$6,062
Interest Cost	12,613	17,144	12,032	15,784	12,042	15,862
Expected Return on Plan Assets	(14,838)	(21,607)	(12,927)	(17,975)	(11,679)	(17,412)
Net Amortization of Prior Service Cost and Transition Asset	-	124	854	127	902	133
Recognized Net Actuarial Loss	5,681	7,490	6,050	3,905	4,444	670
Curtailment/Settlement Loss	-	79	2,681	-	-	-
Net Pension Expense	$3,456	$11,296	$21,391	$8,045	$15,660	$5,315

Discount Rate	4.2%	4.2%	4.7%	5.0%	5.7%	5.6%
Rate of Compensation Increase	N/A	3.2%	3.1%	3.4%	4.0%	4.4%
Expected Return on Plan Assets	8.0%	6.7%	8.0%	6.8%	8.0%	6.8%

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the retirement plans with accumulated benefit obligations in excess of plan assets were $711.0 million, $676.9 million and $546.3 million, respectively, as of April 30, 2014 and $683.5 million, $655.0 million and $480.7 million, respectively, as of April 30, 2013.

The Recognized Net Actuarial Loss for each fiscal year is calculated using the “corridor method” which reflects the amortization of the net loss at the beginning of the fiscal year in excess of 10% of the greater of the market value of plan assets or the projected benefit obligation.  As a result of freezing the U.S. defined benefit plans, the Company changed the amortization period from the average expected future service period of active plan participants to the average expected life of plan participants. This resulted in a pre-tax benefit of approximately $1.2 million which was recorded as a reduction of pension expense.

The following table sets forth the changes in and the status of the plans’ assets and benefit obligations:

Dollars in thousands	2014		2013
CHANGE IN PLAN ASSETS	U.S.	Non-U.S.	U.S.	Non-U.S.
Fair Value of Plan Assets, Beginning of Year	$186,527	$306,689	$160,396	$270,329
Actual Return on Plan Assets	22,101	15,459	22,161	40,844
Employer Contributions	9,608	10,396	13,210	14,311
Employee Contributions	-	1,770	-	1,892
Settlements	-	(437)	-	-
Benefits Paid	(10,250)	(10,005)	(9,240)	(6,907)
Foreign Currency Rate Changes	-	27,220	-	(13,780)
Fair Value, End of Year	$207,986	$351,092	$186,527	$306,689
CHANGE IN PROJECTED BENEFIT OBLIGATION
Benefit Obligation, Beginning of Year	$(307,659)	$(394,278)	$(253,399)	$(326,730)
Service Cost	-	(8,066)	(12,701)	(6,204)
Interest Cost	(12,613)	(17,144)	(12,032)	(15,784)
Employee Contributions	-	(1,770)	-	(1,892)
Actuarial Gain (Loss)	24,361	1,350	(56,453)	(66,702)
Benefits Paid	10,250	10,005	9,240	6,907
Foreign Currency Rate Changes	-	(33,237)	-	16,127
Curtailment	-	-	18,158	-
Amendments and Other	-	437	(472)	-
Benefit Obligation, End of Year	$(285,661)	$(442,703)	$(307,659)	$(394,278)
Funded Status	$(77,673)	$(91,611)	$(121,132)	$(87,589)
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION:
Other Noncurrent Assets	-	21	-	-
Current Pension Liability	(4,091)	(580)	(3,826)	(533)
Noncurrent Pension Liability	(73,582)	(91,052)	(117,306)	(87,056)
Net Amount Recognized in Statement of Financial Position	$(77,673)	$(91,611)	$(121,132)	$(87,589)
AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS CONSIST OF (before tax)
Net Actuarial Loss	$(68,005)	$(107,540)	$(105,311)	$(102,083)
Prior Service Cost	-	(966)	-	(1,039)
Total Accumulated Other Comprehensive Loss	$(68,005)	$(108,506)	$(105,311)	$(103,122)
Change in Accumulated Other Comprehensive Loss	$37,306	$(5,384)	$(19,948)	$(36,078)
WEIGHTED AVERAGE ASSUMPTIONS USED IN DETERMINING ASSETS AND LIABILITIES
Discount Rate	4.7%	4.2%	4.2%	4.2%
Rate of Compensation Increase	N/A	3.2%	N/A	3.2%
Accumulated Benefit Obligations	$(285,661)	$(402,225)	$(307,659)	$(359,438)

Basis for determining discount rate:

The discount rates for the United States, United Kingdom and Canadian pension plans were based on the derivation of a single-equivalent discount rate using a standard spot rate curve and the timing of expected benefit payments as of April 30, 2014. The spot rate curve used is based upon a portfolio of Moody’s-rated Aa3 (or higher) corporate bonds. The discount rates for the other international plans were based on similar published indices with durations comparable to that of each plan’s liabilities.

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

Pension plan assets/investments:

The investment guidelines for the defined benefit pension plans are established based upon an evaluation of market conditions, plan liabilities, cash requirements for benefit payments, and tolerance for risk.  Investment guidelines include the use of actively and passively managed securities. The investment objective is to ensure that funds are available to meet the plan’s benefit obligations when they are due. The investment strategy is to invest in high quality and diversified equity and debt securities to achieve our long-term expectation.  The plans’ risk management practices provide guidance to the investment managers, including guidelines for asset concentration, credit rating and liquidity.  Asset allocation favors a balanced portfolio, with a global aggregated target allocation of approximately 52% equity securities, 46% fixed income securities and cash, and 2% real estate. Due to volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate between acceptable ranges of plus or minus 5%. The Company regularly reviews the investment allocations and periodically rebalances investments to the target allocations. The Company categorizes its pension assets into three levels based upon the assumptions (inputs) used to price the assets. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets.
•	Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets in active markets or quoted prices for identical assets in inactive markets.
•	Level 3: Unobservable inputs reflecting assumptions about the inputs used in pricing the asset.

The Company did not maintain any level 3 assets during fiscal years 2014 and 2013. The following tables set forth, by level within the fair value hierarchy, pension plan assets at their fair value as of April 30 (in thousands):

	2014			2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. Plan Assets
Equity Securities:
U.S. Commingled Funds	$ -	$76,534	$76,534	$ -	$79,449	$79,449
Non-U.S. Commingled Funds	-	32,815	32,815	-	33,814	33,814
Fixed Income Commingled Funds	-	85,335	85,335	-	61,440	61,440
Real Estate	-	13,302	13,302	-	11,824	11,824
Total U.S. Plan Assets	$ -	$207,986	$207,986	$ -	$186,527	$186,527

Non-U.S. Plan Assets
Equity Securities:
U.S. Equities	$ -	$24,384	$24,384	$1,156	$38,799	$39,955
Non-U.S. Equities	-	73,250	73,250	2,261	107,607	109,868
Balanced Managed Funds	11,284	66,966	78,250	10,571	1,938	12,509
Fixed Income Securities:
Government/Sovereign Securities	-	-	-	12,656	3,855	16,511
Fixed Income Funds	-	164,948	164,948	15,781	93,233	109,014
Other:
Real Estate/Other	-	7,455	7,455	-	15,989	15,989
Cash and Cash Equivalents	2,805	-	2,805	2,843	-	2,843
Total Non-U.S. Plan Assets	$14,089	$337,003	$351,092	$45,268	$261,421	$306,689
Total Plan Assets	$14,089	$544,989	$559,078	$45,268	$447,948	$493,216

Expected employer contributions to the defined benefit pension plans in fiscal year 2015 will be approximately $14.6 million, including $10.4 million of minimum amounts required for the Company’s non-U.S. plans. From time to time, the Company may elect to make voluntary contributions to its defined benefit plans to improve their funded status.

Benefit payments from all plans are expected to approximate $18.1 million in fiscal year 2015, $19.7 million in fiscal year 2016, $20.3 million in fiscal year 2017, $21.9 million in fiscal year 2018, $22.5 million in fiscal year 2019 and $128.9 million for fiscal years 2020 through 2024.

The Company provides contributory life insurance and health care benefits, subject to certain dollar limitations for substantially all of its eligible retired U.S. employees. The cost of such benefits is expensed over the years the employee renders service and is not funded in advance. The accumulated post-retirement benefit obligation recognized in the Consolidated Statements of Financial Position as of April 30, 2014 and 2013 was $6.2 million and $6.3 million, respectively. Annual expenses for these plans for fiscal years 2014, 2013 and 2012 were $0.9 million, $0.8 million and $0.7 million, respectively.

The Company has defined contribution savings plans. The Company contribution is based on employee contributions and the level of Company match. The employer contribution to these plans were approximately $13.9 million, $9.2 million and $9.1 million in fiscal years 2014, 2013, and 2012 respectively. The expense recorded for these plans was approximately $15.7 million, $9.2 million and $9.1 million in fiscal years 2014, 2013, and 2012 respectively. The increase in fiscal year 2014 expense reflects a change in the U.S. plans to increase the Company match due to the freezing of the U.S. defined benefit plan mentioned previously.

Note 18 – Share-Based Compensation

All equity compensation plans have been approved by security holders. Under the 2009 Key Employee Stock Plan, as amended (“the Plan”), qualified employees are eligible to receive awards that may include stock options, performance-based stock awards and other restricted stock awards. Under the Plan, a maximum number of 8 million shares of Company Class A stock may be issued. As of April 30, 2014, there were approximately 5,183,438 securities remaining available for future issuance under the Plan. The Company issues treasury shares to fund awards issued under the Plan.

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

	For the Years Ended April 30,
	2014	2013	2012
Fair Value of Options on Grant Date	$10.12	$12.26	$14.11

Weighted Average assumptions:
Expected Life of Options (years)	7.4	7.3	7.3
Risk-Free Interest Rate	2.1%	1.2%	2.3%
Expected Volatility	30.5%	30.2%	29.0%
Expected Dividend Yield	2.5%	2.0%	1.6%
Fair Value of Common Stock on Grant Date	$39.53	$48.06	$49.55

A summary of the activity and status of the Company’s stock option plans follows:

	2014				2013		2012
	Options (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Options (in 000’s)	Weighted Average Exercise Price	Options (in 000’s)	Weighted Average Exercise Price
Outstanding at Beginning of Year	3,732	$42.85			4,130	$40.74	4,258	$38.52
Granted	322	$39.53			394	$48.06	411	$49.55
Exercised	(1,421)	$42.57			(784)	$34.44	(539)	$29.97
Expired or Forfeited	(125)	$47.65			(8)	$35.00	-	-
Outstanding at End of Year	2,508	$42.34	5.7	$37.9	3,732	$42.85	4,130	$40.74
Exercisable at End of Year	1,191	$39.16	3.7	$21.8	2,166	$42.45	2,301	$40.08
Vested and Expected to Vest in the Future at April 30, 2014	2,432	$42.38	5.7	$36.7	3,603	$42.93

The intrinsic value is the difference between the Company’s common stock price and the option grant price. The total intrinsic value of options exercised during fiscal years 2014, 2013 and 2012 was $12.4 million, $10.6 million and $10.7 million, respectively.  The total grant date fair value of stock options vested during fiscal year 2014 was $6.4 million.

As of April 30, 2014, there was $4.5 million of unrecognized share-based compensation expense related to stock options, which is expected to be recognized over a period up to 5 years, or 2.2 years on a weighted average basis.

The following table summarizes information about stock options outstanding and exercisable at April 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options (in 000’s)	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Number of Options (in 000’s)	Weighted Average Exercise Price
$31.89 to $35.04	576	3.5	$34.75	576	$34.75
$38.55 to $39.53	459	6.7	$39.23	141	$38.55
$40.02 to $47.55	558	5.3	$42.19	354	$43.45
$48.06 to $49.55	915	6.9	$48.77	120	$48.46
Total/Average	2,508	5.7	$42.34	1,191	$39.16

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

Under certain circumstances relating to a change of control or termination, as defined, the restrictions would lapse and shares would vest earlier. Activity for performance-based and other restricted stock awards during fiscal years 2014, 2013 and 2012 was as follows (shares in thousands):

	2014		2013	2012
	Restricted Shares	Weighted Average Grant Date Value	Restricted Shares	Restricted Shares
Nonvested Shares at Beginning of Year	837	$43.39	1,042	904
Granted	348	$40.85	296	272
Change in shares due to performance	(92)	$49.32	(227)	31
Vested and Issued	(256)	$38.01	(237)	(159)
Forfeited	(92)	$42.71	(37)	(6)
Nonvested Shares at End of Year	745	$43.40	837	1,042

As of April 30, 2014, there was $17.6 million of unrecognized share-based compensation cost related to performance-based and other restricted stock awards, which is expected to be recognized over a period up to 5 years, or 3.0 years on a weighted average basis. Compensation expense for restricted stock awards is measured using the closing market price of the Company’s Class A Common Stock at the date of grant.  The total grant date value of shares vested during fiscal years 2014, 2013 and 2012 was $9.7 million, $9.0 million and $7.5 million, respectively.

Director Stock Awards:

Under the terms of the Company’s Director Stock Plan (the “Director Plan”), each non-employee director receives an annual award of Class A Common Stock equal in value to 100% of the annual director retainer fee (excluding additional retainer fees paid to committee chairpersons), based on the stock price on the date of grant. The granted shares may not be sold or transferred during the time the non-employee director remains a director. There were 12,408; 13,437 and 12,474 shares awarded under the Director Plan for fiscal years 2014, 2013 and 2012, respectively.

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

During fiscal year 2014, the Board of Directors of the Company approved a share repurchase program for an additional four million shares of Class A or Class B Common Stock. During fiscal year 2014, the Company repurchased 1,248,030 shares at an average price of $50.79 per share. As of April 30, 2014, the Company has authorization from its Board of Directors to purchase up to 3,261,622 additional shares.

Note 20 - Segment Information

The Company’s operations are primarily located in the United States, Canada, Europe, Asia and Australia.  Below is a description of the Company’s three operating segments:

Research serves the world’s research and scholarly communities and is the largest publisher for professional and scholarly societies. Research products include scientific, technical, medical and scholarly research journals, books, reference works, databases, clinical decision support tools, laboratory manuals and workflow tools, in the publishing areas of the physical sciences and engineering, health sciences, social science and humanities and life sciences. Research customers include academic, corporate, government, and public libraries; researchers; scientists; clinicians; engineers and technologists; scholarly and professional societies; and students and professors. The Company’s Research products are sold and distributed globally in digital and print formats through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to professional society members, bookstores, online booksellers and other customers. Publishing centers include Australia, Germany, India, Singapore, the United Kingdom and the United States.

Professional Development acquires, develops and publishes professional information and content delivered through print and digital books, test preparation, assessments, online learning services and certification and training services, Communities served include business, finance, accounting, workplace learning, management, leadership, technology, behavioral health, engineering/architecture and education. Products are developed in print and digitally for worldwide distribution through multiple channels, including chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, websites, distributor networks and other online applications. Publishing centers include Australia, Germany, India, Singapore, the United Kingdom and the United States.

Education produces education content and solutions, including online program management for higher education institutions and course management tools for instructors and students. Education offers learning solutions, innovative products and services principally delivered through college bookstores and online distributors, with customers having access to content in digital and custom print formats, as well as the traditional print textbook. Education’s cost-effective, flexible solutions are available in each of its publishing disciplines, including sciences, engineering, computer science, mathematics, business and accounting, statistics, geography, hospitality and the culinary arts, education, psychology and modern languages.  Publishing centers include Asia, Australia, Canada, India, the United Kingdom and the United States.

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

Segment information is as follows (in thousands):

	For the years ended April 30,
	2014	2013	2012
RESEARCH:

Revenue	$1,044,349	$1,009,825	$1,040,727

Direct Contribution to Profit	447,139	420,963	452,274
Allocated Shared Services and Administrative Costs:
Distribution	(44,229)	(46,009)	(47,995)
Technology Services	(73,238)	(66,105)	(65,734)
Occupancy and Other	(21,779)	(22,343)	(21,085)
Contribution to Profit	$307,893	$286,506	$317,460

PROFESSIONAL DEVELOPMENT:

Revenue	$363,869	$416,495	$427,562

Direct Contribution to Profit	98,725	86,678	108,431
Allocated Shared Services and Administrative Costs:
Distribution	(36,158)	(40,664)	(45,118)
Technology Services	(31,599)	(29,187)	(25,248)
Occupancy and Other	(10,586)	(11,381)	(13,011)
Contribution to Profit	$20,382	$5,446	$25,054

EDUCATION:

Revenue	$366,977	$334,458	$314,453

Direct Contribution to Profit	107,956	103,828	107,711
Allocated Shared Services and Administrative Costs:
Distribution	(15,286)	(15,277)	(15,945)
Technology Services	(34,401)	(30,727)	(27,572)
Occupancy and Other	(8,401)	(7,079)	(5,771)
Contribution to Profit	$49,868	$50,745	$58,423

Total Contribution to Profit	$378,143	$342,697	$400,937

Unallocated Shared Services and Administrative Costs	(171,470)	(143,270)	(120,518)
Foreign Exchange Transaction Losses	(8)	(2,041)	(2,261)
Interest Expense & Other, Net	(11,131)	(10,464)	(6,063)
Income Before Taxes	$195,534	$186,922	$272,095

The following table reflects total shared services and administrative costs by function, which are included in the Allocated and Unallocated Shared Services and Administrative Costs above.  The Company allocates a portion of these costs to each business segment based on the methodologies described above.

	For the years ended April 30,
TOTAL SHARED SERVICES AND ADMINISTRATIVE COSTS:	2014	2013	2012
Distribution	$102,139	$106,578	$109,079
Technology Services	197,289	171,105	146,750
Finance	45,261	43,251	42,774
Other Administration	102,458	91,108	89,394
Total	$447,147	$412,042	$387,997

	For the years ended April 30,
Total Revenue by Product/Service	2014	2013	2012
Journal Subscriptions	$678,057	$651,790	$660,725
Print Books, Textbooks and Custom Products	557,161	609,182	672,469
Digital Books and Other Digital Products	175,033	146,455	118,715
Online Education Program Management	70,188	33,745	-
Online Training and Assessment	40,201	29,854	7,553
Divested Consumer Publishing Programs	-	45,555	73,048
Other Publishing Income	254,555	244,197	250,232
Total	$1,775,195	$1,760,778	$1,782,742

Total Assets
Research	$1,392,373	$1,371,082	$1,444,114
Professional Development	554,146	520,703	548,751
Education	455,848	422,658	156,286
Corporate/Shared Services	674,998	491,932	383,795
Total	$3,077,365	$2,806,375	$2,532,946

Expenditures for Long Lived Assets
Research	$23,311	$33,817	$24,454
Professional Development	59,837	43,587	103,934
Education	11,935	240,283	20,729
Corporate/Shared Services	57,564	54,723	62,935
Total	$152,647	$372,410	$212,052

Depreciation and Amortization
Research	$62,664	$60,049	$56,335
Professional Development	28,542	35,434	34,734
Education	40,023	33,937	29,792
Corporate/Shared Services	16,868	20,096	17,230
Total	148,097	$149,516	$138,091

Export sales from the United States to unaffiliated customers amounted to approximately $169.0 million, $150.3 million and $151.1 million in fiscal years 2014, 2013 and 2012, respectively. The pretax income for consolidated operations outside the United States was approximately $159.4 million, $156.1 million and $171.3 million in fiscal years 2014, 2013 and 2012, respectively.

Revenue from external customers based on the location of the customer and long-lived assets by geographic area were as follows (in thousands):

	Revenue			Long-Lived Assets (Technology, Property & Equipment)
	2014	2013	2012	2014	2013	2012
United States	$937,106	$911,838	$893,662	$135,711	$134,107	$127,641
United Kingdom	127,716	123,827	135,781	32,286	31,093	33,145
Germany	89,107	84,737	88,314	12,877	12,492	13,550
Asia	251,402	247,962	251,360	4,403	7,308	7,956
Australia	79,453	79,958	81,150	2,712	3,533	4,400
Canada	61,559	66,440	74,797	729	1,092	1,287
Other Countries	228,852	246,016	257,678	-	-	-
Total	$1,775,195	$1,760,778	$1,782,742	$188,718	$189,625	$187,979

Note 21- Subsequent Event

On May 1, 2014, the Company acquired CrossKnowledge for approximately $175 million in cash.  CrossKnowledge is a learning solutions provider focused on leadership and managerial skills development that offers subscription-based, digital learning solutions for global corporations, universities, and small and medium-sized enterprises. CrossKnowledge’s solutions include managerial and leadership skills assessments, courses, certifications, content and executive training programs that are delivered on a cloud-based platform providing over 17,000 learning objects in 17 languages.  Solutions can be readily customized for each individual client, providing employees with access to relevant learning and development resources in a tailored online experience.  CrossKnowledge serves over five million end-users in 80 countries speaking 17 languages. CrossKnowledge reported approximately $37 million of revenue and over $9 million of EBITDA in its fiscal year ended June 30, 2013. Due to the timing of the acquisition, the Company has not yet completed the initial purchase accounting. The acquisition was financed from existing cash balances.

Supplementary Financial Information - Results By Quarter (Unaudited)

$ In millions, except per share data	2014	2013

Revenue
First Quarter	$411.0	$410.7
Second Quarter	449.2	431.8
Third Quarter	457.9	472.4
Fourth Quarter	457.1	445.9
Fiscal Year	$1,775.2	$1,760.8

Gross Profit
First Quarter	$291.2	$283.5
Second Quarter	318.8	302.2
Third Quarter	327.4	330.6
Fourth Quarter	330.9	312.2
Fiscal Year	$1,268.3	$1,228.5

Operating Income
First Quarter (a)	$35.6	$39.0
Second Quarter (b)	50.2	62.9
Third Quarter (c)	73.4	83.6
Fourth Quarter (d)	47.5	13.9
Fiscal Year	$206.7	$199.4

Net Income
First Quarter (a)	$35.9	$36.1
Second Quarter (b)	36.2	43.1
Third Quarter (c)	52.5	57.1
Fourth Quarter (d)	35.9	7.9
Fiscal Year	$160.5	$144.2

	2014			2013
Income Per Share	Diluted	Basic	Diluted		Basic
First Quarter (a)	$0.61	$0.61	$0.60		$0.61
Second Quarter (b)	0.61	0.62	0.71		0.72
Third Quarter (c)	0.88	0.89	0.95		0.96
Fourth Quarter (d)	0.60	0.61	0.13		0.14
Fiscal Year	$2.70	$2.73	$2.39		$2.43

a)
In the first quarters of fiscal years 2014 and 2013, the Company recorded restructuring charges of $7.8 million ($5.0 million after tax or $0.08 per share) and $4.8 million ($3.5 million after tax or $0.06 per share) under its restructuring programs, respectfully.

b)
In the second quarter of fiscal year 2014, the Company recorded restructuring charges of $15.3 million ($10.4 million after tax or $0.17 per share) related to the Restructuring and Reinvestment Program.  In the second quarters of fiscal years 2014 and 2013, the Company recorded asset impairment charges of $4.8 million ($3.4 million after tax or $0.06 per share) and $15.5 million ($9.6 million after tax or $0.16 per share), respectively. In addition, the Company reported a gain in the second quarter of fiscal year 2013 associated with the sale of key assets of its travel publishing program of $9.8 million ($6.2 million after tax or $0.10 per share).

c)
In the third quarter of fiscal year 2014, the Company recorded net restructuring charges of $4.3 million ($2.9 million after tax or $0.05 per share) related to the Restructuring and Reinvestment Program.

d)
In the fourth quarters of fiscal years 2014 and 2013, the Company recorded net restructuring charges related to the Restructuring and Reinvestment Program of $15.4 million ($10.1 million after tax or $0.17 per share) and $24.5 million ($16.3 million after tax or $0.27 per share), respectively. In the fourth quarter of fiscal year 2013, the Company recorded impairment charges of $15.2 million ($11.4 million after tax or $0.19 per share).  In addition, during the fourth quarter of fiscal year 2013, the Company recorded a loss of $3.8 million, ($3.6 million after tax or $0.06 per share) related to the sale of certain Professional Development consumer publishing programs and a tax charge of $2.1 million ($0.04 per share) due to published IRS positions related to the Company's ability to take certain deductions in the U.S.

Schedule II
JOHN WILEY & SONS, INC., AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED APRIL 30, 2014, 2013, AND 2012

(Dollars in thousands)

		Additions/ (Deductions)
Description	Balance at Beginning of Period	Charged to Cost & Expenses	Deductions From Reserves(2)	Balance at End of Period
Year Ended April 30, 2014
Allowance for Sales Returns (1)	$31,834	$52,770	$55,971	$28,633
Allowance for Doubtful Accounts	$7,360	$2,441	$1,855	$7,946
Allowance for Inventory Obsolescence	$28,243	$18,202	$21,358	$25,087
Year Ended April 30, 2013
Allowance for Sales Returns (1)	$35,773	$74,793	$78,732	$31,834
Allowance for Doubtful Accounts	$6,850	$1,863	$1,353	$7,360
Allowance for Inventory Obsolescence	$33,932	$19,930	$25,619	$28,243
Year Ended April 30, 2012
Allowance for Sales Returns (1)	$48,909	$82,901	$96,037	$35,773
Allowance for Doubtful Accounts	$19,642	$2,111	$14,903	$6,850
Allowance for Inventory Obsolescence	$36,917	$23,074	$26,059	$33,932

(1)
Allowance for Sales Returns represents anticipated returns net of a recovery of inventory and royalty costs. The provision is reported as a reduction of gross sales to arrive at revenue and the reserve balance is reported as a reduction of Accounts Receivable with a corresponding increase in Inventories and a reduction in Accounts and Royalties Payable (See Note 2).

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

Management’s Report on Internal Control over Financial Reporting: Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of April 30, 2014.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting in the fourth quarter of fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The name, age and background of each of the directors nominated for election are contained under the caption “Election of Directors” in the Proxy Statement for our 2014 Annual Meeting of Shareholders (“2014 Proxy Statement”) and are incorporated herein by reference.

Information on the audit committee financial experts is contained in the 2014 Proxy Statement under the caption “Report of the Audit Committee” and is incorporated herein by reference.

Information on the Audit Committee Charter is contained in the 2014 Proxy Statement under the caption “Committees of the Board of Directors and Certain Other Information concerning the Board”

Information with respect to the Company’s Corporate Governance principles is publicly available on the Company’s Corporate Governance website at www.wiley.com/WileyCDA/Section/id-301708.html.

Executive Officers

Set forth below are the executive officers of the Company as of April 30, 2014.  Each of the officers listed will serve until the next organizational meetings of the Board of Directors of the Company and until each of the respective successors are duly elected and qualified.

PETER BOOTH WILEY - 71
September 2002 - Chairman of the Board, John Wiley and Sons, Inc. (Director since 1984)

STEPHEN M. SMITH – 59
May 2011 - President and Chief Executive Officer, John Wiley and Sons, Inc.
June 2009 - Executive Vice President and Chief Operating Officer – responsible for all publishing, editorial, sales and marketing and business development activities globally.
May 2007 - Senior Vice President, Wiley Europe, Asia and Australia – responsible for all company activities and operations in the world outside North America

JOHN A. KRITZMACHER – 54

July 2013 - Chief Financial Officer and Executive Vice President, John Wiley & Sons Inc. – responsible for  the Company’s worldwide financial organization, strategic planning and business development, internal audit, information technology, distribution and investor relations.

October 2012 - Senior Vice President of Business Operations, Organizational Planning & Structure at WebMD Health Corp
October 2008 - Chief Financial Officer and Executive Vice President of Global Crossing Ltd

ELLIS E. COUSENS – 62
2001 - Executive Vice President and Chief Operations Officer – responsible for the Company’s worldwide operations, strategic planning and business development.

PATRIK U. DYBERG – 50
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

MARK J. ALLIN – 52
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

MARY-JO O’LEARY – 51
October 2012 – Vice President and Director, Human Resources – responsible for working with the Senior Vice President, Human Resources to manage the Company’s Global Human Resources organization.
July 2003 – Vice President, Marketing & Sales – responsible for managing the sales, marketing and custom publishing functions for the Company’s Education business.

JOSEPH S. HEIDER – 55
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

GARY M. RINCK – 62
2004 - Senior Vice President, General Counsel – responsible for all of the Company’s legal and corporate governance functions at Wiley.

STEVEN J. MIRON – 53
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

VINCENT MARZANO – 51
September 2006 - Vice President, Treasurer – responsible for global treasury operations, insurable risk management, accounts receivable, and credit and collections.

EDWARD J. MELANDO – 58
January 2013 – Senior Vice President, Corporate Controller and Chief Accounting Officer – responsible for Financial Reporting, Taxes, and Financial Shared Services.
2002 - Vice President, Corporate Controller and Chief Accounting Officer – responsible for Financial Reporting, Taxes and the Financial Shared Services.

REED ELFENBEIN – 60

October 2012 – Senior Vice President, International Development and Global Research – leads team responsible for increasing market share in growing and emerging markets and supervises the worldwide Research sales team.

February 2007 – Vice President and Managing Director, Sales and Marketing – supervised the domestic and international sales and marketing teams.

CLAY E. STOBAUGH – 56
August 2011 – Senior Vice President, Corporate Marketing – responsible for strategic marketing and customer relationship management.
July 2005 – Executive Vice President, Sales and Marketing of SRSsoft, Inc. – responsible for all sales and marketing activity.

JOHN W. SEMEL – 43

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

EDWARD J. MAY – 50
November 2013 - Corporate Secretary – responsible for Board administration and compliance with corporate regulatory requirements.
October 2012 - Director of Corporate Governance, Tyco International Ltd. – responsible for the governance structure and ERM program at Tyco International Ltd.

Item 11.     Executive Compensation

Information on compensation of the directors and executive officers is contained in the 2014 Proxy Statement under the captions “Directors’ Compensation” and “Executive Compensation,” respectively, and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information on the beneficial ownership reporting for the directors and executive officers is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” within the “Beneficial Ownership of Directors and Management” section of the 2014 Proxy Statement and is incorporated herein by reference. Information on the beneficial ownership reporting for all other shareholders that own 5% of more of the Company’s Class A or Class B Common Stock is contained under the caption “Voting Securities, Record Date, Principal Holders” in the 2014 Proxy Statement and is incorporated herein by reference.

The following table summarizes the Company’s equity compensation plan information as of April 30, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	3,253,414 (1)	$42.34	5,183,438

(1) This amount includes the following awards issued under the 2009 Key Employee Stock Plan:

•	2,507,993 shares issuable upon the exercise of outstanding stock options with a weighted average exercise price of $42.34
•	745,421 non-vested performance-based and other restricted stock awards. Since these awards have no exercise price, they are not included in the weighted average exercise price calculation.

All of the Company’s equity compensation plans are approved by shareholders.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Information on related party transactions and the policies and procedures for reviewing and approving related party transactions are contained under the caption “Transactions with Related Persons” within the “Board and Committee Oversight of Risk” section of the 2014 Proxy Statement and are incorporated herein by reference.

Information on director independence is contained under the caption “Director Independence” within the “Board of Directors and Corporate Governance” section of the 2014 Proxy Statement.

Item 14.     Principal Accountant Fees and Services

Information required by this item is contained in the 2014 Proxy Statement under the caption “Report of the Audit Committee” and is incorporated herein by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements and Schedules are included in the attached index on page 3 and are filed as part of this report
(b)	Reports on Form 8-K submitted to the Securities and Exchange Commission since the filing of the Company’s 10-Q on March 12, 2014:
Announcement of the completion of the acquisition of Profiles International issued on Form 8-K dated April 2, 2014.
Announcement of definitive agreement to acquire CrossKnowledge issued on Form 8-K dated April 15, 2014.
Announcement of the completion of the acquisition of CrossKnowledge issued on Form 8-K dated May 1, 2014.
Investor presentation issued on Form 8-K dated May 8, 2014.
Earnings release on the fiscal year 2014 results issued on Form 8-K dated June 17, 2014, which included certain condensed financial statements of the Company.
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

10.8	Resolution amending the Supplemental Executive Retirement Plan to Cease Accruals and Freeze Participation effective June 30, 2013.
10.9
Supplemental Benefit Plan Amended and Restated as of January 1, 2009, including amendments through August 1, 2010 (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended January 31, 2011).

10.10	Resolution amending the Supplemental Benefit (Retirement) Plan to Cease Accruals and Freeze Participation effective June 30, 2013.
10.11	Deferred Compensation Plan as Amended and Restated Effective as of January 1, 2008 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2010).
10.12	Resolution amending the Deferred Compensation Plan effective July 1, 2013.
10.13	Deferred Compensation Plan for Directors’ 2005 & After Compensation (incorporated by reference to the Report on Form 8-K, filed December 21, 2005).
10.14*	Form of the Fiscal year 2015 Qualified Executive Long Term Incentive Plan.
10.15*	Form of the Fiscal year 2015 Qualified Executive Annual Incentive Plan.
10.16*	Form of the Fiscal year 2015 Executive Annual Strategic Milestones Incentive Plan.
10.17	Form of the Fiscal Year 2014 Qualified Executive Long Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2013).
10.18	Form of the Fiscal Year 2014 Qualified Executive Annual Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2013).
10.19	Form of the Fiscal Year 2014 Executive Annual Strategic Milestones Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2013).
10.20	Form of the Fiscal Year 2013 Qualified Executive Long Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2012).
10.21	Form of the Fiscal Year 2013 Qualified Executive Annual Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2012).
10.22	Form of the Fiscal Year 2013 Executive Annual Strategic Milestones Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2012).
10.23	Senior Executive Employment Agreement to Arbitrate dated as of April 29, 2003 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2003).
10.24	Senior Executive Non-competition and Non-Disclosure Agreement dated as of April 29, 2003 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2003).
10.25
Senior executive Employment Agreement dated as of September 17, 2010 and effective as of May 1, 2011, between Stephen M. Smith and the Company (incorporated by reference to the Company’s Report on Form 8-K dated as of September 22, 2010).

10.26	Senior executive Employment Agreement dated as of May 20, 2013 between John A. Kritzmacher and the Company (incorporated by reference to the Company’s Report on Form 8-K dated as of June 4, 2013).
10.27
Senior executive Employment Agreement dated as of December 1, 2008, between Ellis E. Cousens and the Company (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended January 31, 2009).

10.28
Senior executive Employment Agreement letter dated as of March 15, 2004, between Gary M. Rinck and the Company (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2011).

10.29
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

21*	List of Subsidiaries of the Company
23*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN WILEY & SONS, INC.
(Company)

Dated: June 27, 2014	By:	/s/ Stephen M. Smith
Stephen M. Smith
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Titles	Dated

/s/ Stephen M. Smith	President and Chief Executive Officer	June 27, 2014
Stephen M. Smith	Director

/s/ John A. Kritzmacher	Executive Vice President and	June 27, 2014
John A. Kritzmacher	Chief Financial Officer

/s/ Edward J. Melando	Senior Vice President, Controller and	June 27, 2014
Edward J. Melando	Chief Accounting Officer

/s/ Peter Booth Wiley	Director	June 27, 2014
Peter Booth Wiley

/s/ Jesse C. Wiley	Editor and Director	June 27, 2014
Jesse C. Wiley

/s/ William J. Pesce	Director	June 27, 2014
William J. Pesce

/s/ William B. Plummer	Director	June 27, 2014
William B. Plummer

/s/ Kalpana Raina	Director	June 27, 2014
Kalpana Raina

/s/ Mari J. Baker	Director	June 27, 2014
Mari J. Baker

/s/ Mathew S. Kissner	Director	June 27, 2014
Mathew S. Kissner

/s/ Raymond McDaniel, Jr.	Director	June 27, 2014
Raymond McDaniel, Jr.

/s/ Eduardo R. Menascé	Director	June 27, 2014
Eduardo R. Menascé

/s/ Linda Katehi	Director	June 27, 2014
Linda Katehi

Exhibit 21 SUBSIDIARIES OF JOHN WILEY & SONS, INC. (1)
As of April 30, 2014

Jurisdiction
In Which
Incorporated

John Wiley & Sons International Rights, Inc.	Delaware
Deltak.edu, LLC	Delaware
Wiley Brasil Divulgacao De Materiais Didaticos LTDA Wiley Periodicals, Inc.	Brazil Delaware
Wiley Publishing Services, Inc. Wiley Subscription Services, Inc.	Delaware Delaware
Inscape Publishing LLC	Delaware
Profiles Talent Management Group, LLC	Texas
Profiles International, LLC	Texas
Wiley Publishing LLC	Delaware
Wiley India Private Ltd.	India
WWL Corp.	Delaware
Wiley International, LLC	Delaware
John Wiley & Sons UK LLP	United Kingdom
John Wiley & Sons UK 2 LLP	United Kingdom
Wiley Japan KK	Japan
Wiley Europe Investment Holdings, Ltd.	United Kingdom
Wiley U.K. (Unlimited Co.)	United Kingdom
Wiley Europe Ltd.	United Kingdom
John Wiley & Sons, Ltd.	United Kingdom
John Wiley & Sons Singapore Pte. Ltd.	Singapore
John Wiley & Sons Commercial Service (Beijing) Co., Ltd.	China
J Wiley Ltd.	United Kingdom
John Wiley & Sons GmbH	Germany
Wiley-VCH Verlag GmbH & Co. KGaA	Germany
Wiley Heyden Ltd.	United Kingdom
Wiley Distribution Services Ltd.	United Kingdom
Blackwell Publishing (Holdings) Ltd.	United Kingdom
Blackwell Science Ltd.	United Kingdom
Blackwell Science (Overseas Holdings)	United Kingdom
John Wiley & Sons A/S	Denmark
Blackwell Verlag GmbH	Germany
Wiley Publishing Japan KK	Japan
Blackwell Publishing (HK) Ltd.	Hong Kong
Wiley Publishing Australia Pty Ltd.	Australia
John Wiley and Sons Australia, Ltd.	Australia
Wiley Publishing Asia Pty. Ltd	Australia
John Wiley & Sons Canada Limited	Canada
John Wiley & Sons (HK) Limited	Hong Kong

(1)\ The names of other subsidiaries that would not constitute a significant subsidiary in the aggregate have been omitted.

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
John Wiley & Sons, Inc.:

We consent to the incorporation by reference in Registration Statement Nos. 33-62605 and 333-167697 on Form S-8 of John Wiley & Sons, Inc. (the “Company”) of our reports dated June 27, 2014, with respect to the consolidated statements of financial position of John Wiley & Sons, Inc. as of April 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the years in the three-year period ended April 30, 2014, and the related financial statement schedule, and the effectiveness of internal control over financial reporting as of April 30, 2014, which reports appear in the April 30, 2014 annual report on Form 10-K of John Wiley & Sons, Inc.

/s/  KPMG LLP

Short Hills, New Jersey
June 27, 2014

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
Dated: June 27, 2014

Exhibit 31.2

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John A. Kritzmacher, Executive Vice President and Chief Financial Officer of John Wiley & Sons, Inc. (the “Company”), hereby certify that:

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
Dated: June 27, 2014

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of John Wiley & Sons, Inc. (the “Company”) on Form 10-K for the year ended April 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Stephen M. Smith, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)	the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ Stephen M. Smith
Stephen M. Smith
President and Chief Executive Officer
Dated: June 27, 2014

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of John Wiley & Sons, Inc. (the “Company”) on Form 10-K for the year ended April 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John A. Kritzmacher, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)	the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ John A. Kritzmacher
John A. Kritzmacher
Executive Vice President and
Chief Financial Officer
Dated: June 27, 2014