Form 10-Q
period 2014-07-31
WILEY JOHN & SONS, INC.
filed 2014-09-09
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]                    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended July 31, 2014

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
YES [ ] NO [X]

The number of shares outstanding of each of the Registrant’s classes of Common Stock as of August 31, 2014 were:

Class A, par value $1.00 – 49,905,821
Class B, par value $1.00 – 9,484,059

This is the first page of a 37 page document

JOHN WILEY & SONS, INC.

INDEX

PART I	FINANCIAL INFORMATION	PAGE NO.

Item 1.	Financial Statements

	Condensed Consolidated Statements of Financial Position - Unaudited as of July 31, 2014 and 2013, and April 30, 2014	3

	Condensed Consolidated Statements of Income - Unaudited for the three months ended July 31, 2014 and 2013	4

	Condensed Consolidated Statements of Comprehensive Income - Unaudited for the three months ended July 31, 2014 and 2013	5

	Condensed Consolidated Statements of Cash Flows – Unaudited for the three months ended July 31, 2014 and 2013	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29-31

Item 4.	Controls and Procedures	31

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6.	Exhibits and Reports on Form 8-K	32

SIGNATURES AND CERTIFICATIONS		33-37

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands)

	July 31,		April 30,
	2014	2013	2014
	(Unaudited)	(Unaudited)
Assets:
Current Assets
Cash and cash equivalents	$255,857	$189,795	$486,377
Accounts receivable	202,770	184,714	149,733
Inventories	74,608	81,005	75,495
Prepaid and other	68,526	48,901	78,057
Total Current Assets	601,761	504,415	789,662

Product Development Assets	71,755	74,925	82,940
Technology, Property & Equipment	195,270	189,725	188,718
Intangible Assets	1,037,749	942,004	984,661
Goodwill	1,031,527	831,176	903,665
Income Tax Deposits	65,729	53,515	64,037
Other Assets	65,245	60,524	63,682
Total Assets	$3,069,036	$2,656,284	$3,077,365

Liabilities & Shareholders' Equity:
Current Liabilities
Accounts and royalties payable	$148,891	$137,421	$142,534
Deferred revenue	290,215	264,606	385,654
Accrued employment costs	73,074	66,648	118,503
Accrued income taxes	7,388	15,372	13,324
Accrued pension liability	4,655	4,365	4,671
Other accrued liabilities	58,944	44,796	64,901
Total Current Liabilities	583,167	533,208	729,587

Long-Term Debt	788,013	660,000	700,100
Accrued Pension Liability	161,847	201,622	164,634
Deferred Income Tax Liabilities	245,830	186,741	222,482
Other Long-Term Liabilities	81,838	78,486	78,314

Shareholders’ Equity
Class A & Class B Common Stock	83,190	83,190	83,190
Additional paid-in-capital	340,766	293,309	327,588
Retained earnings	1,505,547	1,408,725	1,489,069
Accumulated other comprehensive loss	(191,761)	(285,354)	(190,291)
Treasury stock	(529,401)	(503,643)	(527,308)
Total Shareholders’ Equity	1,208,341	996,227	1,182,248
Total Liabilities & Shareholders' Equity	$3,069,036	$2,656,284	$3,077,365

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(In thousands except per share information)

	For The Three Months
	Ended July 31,
	2014	2013

Revenue	$437,917	$411,020

Costs and Expenses
Cost of sales	124,053	119,791
Operating and administrative expenses	251,734	236,995
Restructuring (credits) charges	(155)	7,755
Amortization of intangibles	12,655	10,915
Total Costs and Expenses	388,287	375,456

Operating Income	49,630	35,564

Interest Expense	(4,144)	(3,471)
Foreign Exchange Transaction (Loss) Gain	(165)	881
Interest Income and Other	310	1,138

Income Before Taxes	45,631	34,112
Provision (Benefit) For Income Taxes	11,985	(1,821)

Net Income	$33,646	$35,933

Earnings Per Share
Diluted	$0.56	$0.61
Basic	$0.57	$0.61

Cash Dividends Per Share
Class A Common	$0.29	$0.25
Class B Common	$0.29	$0.25

Average Shares
Diluted	59,784	59,134
Basic	58,948	58,443

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED
(In thousands)

	For The Three Months
	Ended July 31,
	2014	2013

Net Income	$33,646	$35,933

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(2,858)	(9,803)
Unamortized retirement costs, net of tax provision of $389 and $1,134, respectively	1,122	2,805
Unrealized gain on interest rate swaps, net of tax provision of $145 and $163, respectively	266	276
Total Other Comprehensive Loss	(1,470)	(6,722)

Comprehensive Income	$32,176	$29,211

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW – UNAUDITED
(In thousands)
	For The Three Months
	Ended July 31,
	2014	2013
Operating Activities
Net income	$33,646	$35,933
Adjustments to reconcile net income to cash used for operating activities:
Amortization of intangibles	12,655	10,915
Amortization of composition costs	10,094	11,198
Depreciation of technology, property and equipment	14,956	14,485
Restructuring (credits) charges	(155)	7,755
Deferred tax benefits on U.K. rate changes	-	(10,634)
Stock-based compensation expense	3,289	3,347
Excess tax (benefit) charge from stock-based compensation	(1,732)	153
Royalty advances	(24,649)	(25,115)
Earned royalty advances	32,145	34,200
Other non-cash charges	13,653	11,457
Change in deferred revenue	(104,719)	(97,277)
Restructuring payments	(8,356)	(3,549)
Net change in operating assets and liabilities, excluding acquisitions	(83,054)	(49,544)
Cash Used for Operating Activities	(102,227)	(56,676)
Investing Activities
Composition spending	(7,064)	(8,873)
Additions to technology, property and equipment	(13,964)	(13,795)
Acquisitions, net of cash acquired	(170,910)	(101)
Proceeds from sale of consumer publishing programs	1,100	-
Cash Used for Investing Activities	(190,838)	(22,769)
Financing Activities
Repayment of long-term debt	(219,033)	(135,500)
Borrowings of long-term debt	304,552	122,500
Change in book overdrafts	(13,206)	(23,634)
Cash dividends	(17,162)	(14,720)
Purchase of treasury stock	(12,173)	(14,592)
Proceeds from exercise of stock options and other	18,207	4,754
Excess tax benefit (charge) from stock-based compensation	1,732	(153)
Cash Provided by (Used for) Financing Activities	62,917	(61,345)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(372)	(3,555)
Cash and Cash Equivalents
Decrease for the Period	(230,520)	(144,345)
Balance at Beginning of Period	486,377	334,140
Balance at End of Period	$255,857	$189,795
Cash Paid During the Period for:
Interest	$3,417	$3,010
Income taxes, net	$10,354	$9,760

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, results of operations, comprehensive income and cash flows for the periods presented. Operating results for the interim period are not necessarily indicative of the results expected for the full year. For the Company’s recent international acquisition CrossKnowledge Group, Ltd. (“CrossKnowledge”), financial information is reported on a two-month lag. No events related to CrossKnowledge occurred during June or July which would materially affect the financial position of the Company. These financial statements should be read in conjunction with the most recent audited financial statements included in the Company’s Form 10-K for the fiscal year ended April 30, 2014.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 "Revenue From Contracts With Customers" (Topic 606) (“ASU 2014-09”), and the International Accounting Standards Board (“IASB”) published its equivalent standard, International Financial Reporting Standard (“IFRS”) 15, “Revenue from Contracts with Customers”. The standard will require companies to review contract arrangements with customers and ensure all separate performance obligations are properly recognized in compliance with the new guidance. The standard is effective for the Company on May 1, 2017 with early adoption prohibited. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented or “cumulative effect” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently assessing whether the adoption of the guidance will have an impact on its consolidated financial statements.

3.	Share-Based Compensation

The Company has share-based compensation plans under which employees may be granted options to purchase shares of Company common stock at the fair market value at the time of grant.  In addition to stock options, the Company grants performance-based stock awards and other restricted stock awards to certain management level employees. The Company recognizes the grant date fair value of share-based compensation in net income on a straight-line basis over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established three years in advance. For both the three months ended July 31, 2014 and 2013, the Company recognized share-based compensation expense, on a pre-tax basis, of $3.3 million.

The following table provides share-based compensation data for awards granted by the Company:

	For the Three Months Ended July 31,
	2014	2013
Restricted Stock:
Awards granted (in thousands)	294	316
Weighted average fair value of grant	$59.70	$39.53

Stock Options:
Awards granted (in thousands)	188	322
Weighted average fair value of grant	$16.97	$10.12

The weighted average Black-Scholes fair value assumptions for stock option grants are as follows:

	For the Three Months Ended July 31,
	2014	2013
Expected life of options (years)	7.2	7.4
Risk-free interest rate	2.2%	2.1%
Expected volatility	30.9%	30.5%
Expected dividend yield	1.9%	2.5%
Fair value of common stock on grant date	$59.70	$39.53

4.     Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by component, net of tax, for the three months ended July 31, 2014 were as follows (in thousands):

	Foreign	Unamortized	Interest
	Currency	Retirement	Rate
	Translation	Costs	Swaps	Total

Balance at April 30, 2014	$(66,664)	$(123,025)	$(602)	$(190,291)
Other comprehensive income (loss) before reclassifications	(2,858)	(476)	74	(3,260)
Amounts reclassified from accumulated other comprehensive loss	-	1,598	192	1,790
Total other comprehensive income (loss)	$(2,858)	$1,122	$266	$(1,470)
Balance at July 31, 2014	$(69,522)	$(121,903)	$(336)	$(191,761)

	Foreign	Unamortized	Interest
	Currency	Retirement	Rate
	Translation	Costs	Swaps	Total

Balance at April 30, 2013	$(134,539)	$(143,124)	$(969)	$(278,632)
Other comprehensive income (loss) before reclassifications	(9,803)	310	98	(9,395)
Amounts reclassified from accumulated other comprehensive loss	-	2,495	178	2,673
Total other comprehensive income (loss)	$(9,803)	$2,805	$276	$(6,722)
Balance at July 31, 2013	$(144,342)	$(140,319)	$(693)	$(285,354)

During the first quarters of fiscal year 2015 and 2014, pre-tax actuarial losses included in Unamortized Retirement Costs of approximately $1.9 million and $3.5 million, respectively were amortized from Accumulated Other Comprehensive Loss and recognized as pension expense in Operating and Administrative Expenses in the Condensed Consolidated Statements of Income.

5.     Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

	For the Three Months Ended July 31,
	2014	2013

Weighted average shares outstanding	59,195	58,684
Less: Unearned restricted shares	(247)	(241)
Shares used for basic earnings per share	58,948	58,443
Dilutive effect of stock options and other stock awards	836	691
Shares used for diluted earnings per share	59,784	59,134

Since their inclusion in the calculation of diluted earnings per share would have been anti-dilutive, options to purchase 2,259,914 shares of Class A Common Stock have been excluded for the three months ended July 31, 2013. There were no options to purchase shares of Class A Common Stock excluded for the three months ended July 31, 2014.

6.      Acquisitions:

CrossKnowledge:

On May 1, 2014, the Company acquired CrossKnowledge Group Limited (“CrossKnowledge”) for approximately $166 million in cash, net of cash acquired. CrossKnowledge is a learning solutions provider focused on leadership and managerial skills development that offers subscription-based, digital learning solutions for global corporations, universities, and small and medium-sized enterprises. CrossKnowledge’s solutions include managerial and leadership skills assessments, courses, certifications, content and executive training programs that are delivered on a cloud-based platform providing over 17,000 learning objects in 17 languages. CrossKnowledge serves over five million end-users in 80 countries. CrossKnowledge reported approximately $37 million of revenue and approximately $5 million of operating income in its fiscal year ended June 30, 2013.

CrossKnowledge results reflect one month of operations and are reported on a two-month lag to facilitate accurate reporting. CrossKnowledge’s revenue and operating loss included in Wiley’s results for the first quarter of fiscal year 2015 were $4.1 million and ($0.2) million, respectively. The $166 million purchase price was allocated to identifiable long-lived intangible assets ($63.0 million), mainly customer relationships and content; technology ($6.3 million); long-term deferred tax liabilities ($21.5 million); negative working capital ($4.3 million); and goodwill ($122.5 million). The fair value of intangible assets and technology acquired was based on management’s assessment performed with the assistance of a third party valuation consultant. Goodwill represents the excess of the purchase price over the fair value of net assets acquired and comprises the estimated value of CrossKnowledge’s workforce, unidentifiable intangible assets and the fair value of expected synergies. None of the goodwill is deductible for tax purposes. The identifiable long-lived intangible assets are primarily amortized over a weighted average estimated useful life of approximately 15 years. The acquisition was funded through the use of the Company’s existing credit facility and available cash balances. The Company expects to finalize its purchase accounting for CrossKnowledge by April 30, 2015.

Profiles International:

On April 1, 2014, the Company acquired all of the stock of Profiles International (“Profiles”) for approximately $48 million in cash, net of cash acquired.  Profiles provides pre-employment assessment and selection tools that enable employers to optimize candidate selections and develop the full potential of their employees. Solutions include pre-hire assessments, including those designed to measure and match personality, knowledge, skills, managerial fit, loyalty, and values; and post-hire assessments, focused on measuring sales and managerial effectiveness, employee performance and career potential. Founded in 1991 and based in Waco, Texas, Profiles has served more than 40,000 enterprise clients and millions of end users in over 120 countries, with assessments available in 32 languages. Profiles reported approximately $27 million of revenue and approximately $5 million of operating income in its fiscal year ended December 31, 2013. The $48 million purchase price was allocated to identifiable long-lived intangible assets ($22.9 million), mainly customer relationships and assessment content; technology ($2.7 million); long-term deferred tax liabilities ($9.4 million); a credit to short-term deferred tax assets ($1.9 million); negative working capital ($6.7 million) and Goodwill ($40.4 million). The fair value of intangible assets and technology acquired was based on management’s assessment performed with the assistance of a third party valuation consultant. Goodwill represents the excess of the purchase price over the fair value of net assets acquired and comprises the estimated value of Profile’s workforce, unidentifiable intangible assets and the fair value of expected synergies. None of the goodwill is deductible for tax purposes. The Company expects to finalize its purchase accounting for Profiles by January 31, 2015. Profiles contributed $5.5 million to the Company’s revenue for the three months ended July 31, 2014.

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

The following tables summarize the pre-tax restructuring charges related to this program, which are reflected in Restructuring (Credits) Charges in the Condensed Consolidated Statements of Income (in thousands):

	For the Three Months		Cumulative Charges
	Ended July 31,		Incurred to Date
	2014	2013
Charges (Credits) by Segment:
Research	$(185)	$1,971	$10,485
Professional Development	245	3,553	18,389
Education	51	48	2,059
Shared Services	(266)	2,183	36,086
Total Restructuring Charges	$(155)	$7,755	$67,019

Charges (Credits) by Activity:
Severance	$641	$5,031	$46,309
Process reengineering consulting	(145)	2,511	11,029
Other activities	(651)	213	9,681
Total Restructuring Charges	$(155)	$7,755	$67,019

The amounts reflected above for the three months ended July 31, 2014 reflect true-ups to the previously estimated accrued restructuring charges.

The following table summarizes the activity for the Restructuring and Reinvestment Program liability for the three months ended July 31, 2014 (in thousands):

				Foreign
	April 30,	Charges		Translation &	July 31,
	2014	(Credits)	Payments	Reclassifications	2014
Severance	$29,255	$641	$(7,309)	$(45)	$22,542
Process reengineering consulting	722	(145)	(577)	-	-
Other activities	4,995	(651)	(470)	(77)	3,797
Total	$34,972	$(155)	$(8,356)	$(122)	$26,339

The restructuring liability for accrued Severance costs is reflected in Accrued Employment Costs in the Condensed Consolidated Statements of Financial Position. Approximately $0.7 million and $3.1 million of the Other Activities are reflected in Other Accrued Liabilities and Other Long-Term Liabilities, respectively.

8.     Segment Information

The Company is a global provider of knowledge and knowledge-enabled services that improve outcomes in areas of research, professional practice and education. Through the Research segment, the Company provides digital and print scientific, technical, medical and scholarly journals, reference works, books, database services and advertising. The Professional Development segment provides digital and print books, online assessment and training services, and test prep and certification. In Education, the Company provides print and digital content, and education solutions including online program management services for higher education institutions and course management tools for instructors and students. The Company takes full advantage of its content from all three core businesses in developing and cross-marketing products to its diverse customer base of researchers, professionals, students, and educators. The use of technology enables the Company to make its content efficiently more accessible to its customers around the world. The Company’s operations are primarily located in the North America, Europe, Asia, and Australia.

As part of Wiley’s restructuring and reorganization program, the Company consolidated certain decentralized business functions (Content Management, Vendor Procurement Services, Marketing Services, etc.) into Shared Service and Administrative functions. These newly centralized service groups are part of the Company’s plan to reduce costs through efficiencies gained from standardized technology and centralized management. The costs of these functions were previously reported as direct operating expenses in each business segment but will now be reported within the shared service functions. Prior year amounts have been restated to reflect the same reporting methodology.  The Company uses occupied square footage of space; number of employees; units shipped; specific identification/activity-based; gross profit; revenue and number of invoices to allocate shared service costs to each business segment.

Segment information is as follows (in thousands):

	For the Three Months
	Ended July 31,
	2014	2013
RESEARCH
Revenue	$254,870	$245,788

Direct Contribution to Profit	$113,851	$110,007
Allocated Shared Services and Administrative Costs:
Distribution and Operation Services	(11,970)	(11,567)
Technology and Content Management	(25,872)	(26,238)
Occupancy and Other	(6,158)	(6,453)
Contribution to Profit	$69,851	$65,749

PROFESSIONAL DEVELOPMENT
Revenue	$92,327	$84,086

Direct Contribution to Profit	$32,341	$26,217
Allocated Shared Services and Administrative Costs:
Distribution and Operation Services	(8,279)	(9,653)
Technology and Content Management	(10,844)	(13,069)
Occupancy and Other	(5,620)	(4,765)
Contribution to Profit (Loss)	$7,598	$(1,270)

EDUCATION
Revenue	$90,720	$81,146

Direct Contribution to Profit	$28,152	$24,146
Allocated Shared Services and Administrative Costs:
Distribution and Operation Services	(3,319)	(4,041)
Technology and Content Management	(12,987)	(11,637)
Occupancy and Other	(3,175)	(3,002)
Contribution to Profit	$8,671	$5,466

Total Contribution to Profit	$86,120	$69,945
Unallocated Shared Services and Administrative Costs	(36,490)	(34,381)
Operating Income	$49,630	$35,564

The following table reflects total shared services and administrative costs by function, which are allocated to business segments based on the methodologies described above:

	For the Three Months
	Ended July 31,
Total Shared Services and Administrative Costs:	2014	2013
Distribution & Operation Services	$23,676	$25,235
Technology & Content Management	62,379	59,887
Finance	13,735	12,785
Other Administration	25,190	24,716
Restructuring (Credits) Charges (see Note 7)	(266)	2,183
Total	$124,714	$124,806

The Company has modified its segment product/service revenue categories to reflect recent changes to the business, including acquisitions and restructuring. All prior periods have been revised to reflect the new categorization as follows:

	For the Three Months
	Ended July 31,
Total Revenue by Product/Service:	2014	2013
Research Communications	$200,714	$189,114
Books and Custom Print Products	171,565	166,842
Education Services (Deltak)	16,236	14,700
Talent Solutions	17,176	6,587
Course Workflow Solutions	1,314	1,096
Other	30,912	32,681
Total	$437,917	$411,020

9.	Inventories

Inventories were as follows (in thousands):

	As of July 31,		As of April 30,
	2014	2013	2014
Finished goods	$60,041	$66,070	$62,071
Work-in-process	6,488	5,964	6,041
Paper, cloth and other	5,501	7,144	5,476
	$72,030	79,178	$73,588
Inventory value of estimated sales returns	7,520	7,329	6,774
LIFO reserve	(4,942)	(5,502)	(4,867)
Total inventories	$74,608	$81,005	$75,495

10.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of July 31,		As of April 30,
	2014	2013	2014
Intangible assets with indefinite lives:
Brands and trademarks	$165,462	$153,419	$164,202
Content and publishing rights	103,808	102,116	106,898
	$269,270	$255,535	$271,100

Net intangible assets with determinable lives:
Content and publishing rights	$547,516	$518,747	$535,827
Customer relationships	200,226	153,401	162,295
Brands and trademarks	19,787	13,347	14,716
Covenants not to compete	950	974	723
	$768,479	$686,469	$713,561
Total	$1,037,749	$942,004	$984,661

11.   Income Taxes

The effective tax rate for the first quarter of fiscal year 2015 was a 26.3% provision compared to a 5.3% benefit in the prior year.  During the first quarter of fiscal year 2014, the Company recorded non-cash deferred tax benefits of $10.6 million ($0.18 per share), principally associated with new tax legislation enacted in the United Kingdom (“U.K”) that reduced the U.K. statutory income tax rates by 3%. The benefits reflect the measurement of all applicable U.K. deferred tax balances to the new income tax rates of 21% effective April 1, 2014 and 20% effective April 1, 2015.  Excluding the impact of the deferred tax benefit described above, the Company’s effective tax rate increased from 25.8%  to 26.3% principally due to a higher proportion of taxable income in the U.S. in the current year, partially offset by lower U.K. income tax rates.

Payments Related to Tax Audit in Germany

In fiscal year 2003, the Company merged several of its German subsidiaries into a new operating entity which enabled the Company to increase (“step-up”) the tax deductible net asset basis of the merged subsidiaries to fair market value. The expected tax benefits to be derived from the step-up are approximately 50 million euros claimed as amortization over 15 years beginning in fiscal year 2003. In May 2012, as part of its routine tax audit process, the German tax authorities filed a challenge to the Company’s tax position with respect to the amortization of certain stepped-up assets. The Company’s management and its advisors believe that it is “more likely than not” to successfully defend that the tax treatment was proper and in accordance with German tax regulations. The circumstances are not unique to the Company.

Under German tax law, the Company must pay all contested taxes and the related interest to have the right to defend its position. As a result, the Company made deposits of 2 million and 5 million euros in the first quarter of fiscal years 2015 and 2014, respectively, related to amortization claimed on certain “stepped-up” assets. The Company has made all required payments to date with total deposits paid of 44 million euros through July 31, 2014. The Company expects that it will be required to deposit additional amounts up to 13 million euros plus interest for tax returns to be filed in future periods until the issue is resolved. The Company has been notified to appear before a lower court in September 2014 to discuss its tax position. A decision is expected to be rendered within six to nine months. The Company intends to appeal the lower court decision if such decision is not favorable. The resolution of an appeal could take several years. If the Company is ultimately successful, as expected, the tax deposits will be returned with 6% simple interest, based on current German legislation. As of July 31, 2014, the USD equivalent of the deposit and accrued interest was $66.0 million, which is recorded as Income Tax Deposits on the Condensed Consolidated Statements of Financial Position. The Company records the accrued interest at 6% within the Provision for Income Taxes in the Condensed Consolidated Statements of Income.

12.	Retirement Plans

The components of net pension expense for the company’s global defined benefit plans were as follows (in thousands):

	For the Three Months Ended July 31,
	2014	2013
Service Cost	$1,553	$1,958
Interest Cost	7,551	7,338
Expected Return on Plan Assets	(8,865)	(8,911)
Net Amortization of Prior Service Cost	27	30
Recognized Net Actuarial Loss	1,892	3,457
Net Pension Expense	$2,158	$3,872

As disclosed in the Company’s fiscal year 2013 Form 10-K, in March 2013 the Company’s Board of Directors approved plan amendments that froze the U.S. Employees’ Retirement Plan, Supplemental Benefit Plan, and Supplemental Executive Retirement Plan, defined benefit plans effective June 30, 2013. As a result of freezing the U.S. defined benefit plans, the Company changed the amortization period from the average expected future service period of active plan participants to the average expected life of plan participants. Employer defined benefit pension plan contributions were $2.7 million and $3.0 million for the three months ended July 31, 2014 and 2013, respectively. Contributions for employer defined contribution plans were approximately $6.1 million and $2.3 million for the three months ended July 31, 2014 and 2013, respectively.

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

Interest Rate Contracts:

The Company had $786.2 million of variable rate loans outstanding at July 31, 2014, which approximated fair value. As of July 31, 2014 and 2013, the interest rate swap agreements maintained by the Company were designated as fully effective cash flow hedges as defined under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging”.  As a result, there was no impact on the Company’s Condensed Consolidated Statements of Income for changes in the fair value of the interest rate swaps. Under ASC 815, fully effective derivative instruments that are designated as cash flow hedges have changes in their fair value recorded initially within Accumulated Other Comprehensive Loss in the Condensed Consolidated Statements of Financial Position. As interest expense is recognized based on the variable rate loan agreements, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated Other Comprehensive Loss to Interest Expense in the Condensed Consolidated Statements of Income. It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.

On January 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.47% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a two-year period ending January 15, 2016. As of July 31, 2014, the notional amount of the interest rate swap was $150.0 million.

On March 30, 2012, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.645% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a three-year period ending March 31, 2015. As of July 31, 2014, the notional amount of the interest rate swap was $150.0 million.

The Company records the fair value of its interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of July 31, 2014 and 2013 and April 30, 2014 was a deferred loss of $0.6 million, $1.1 million, and $1.0 million, respectively. Based on the maturity dates of the contracts, approximately $0.5 million and $0.7 million of the deferred losses as of July 31, 2014 and April 30, 2014 were recorded in Other Accrued Liabilities, with the remaining deferred losses in each period of $0.1 million and $0.3 million recorded in Other Long-Term Liabilities, respectively.  The entire $1.1 million deferred loss as of July 31, 2013 was recorded in Other Long-Term liabilities. The pre-tax losses that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the three months ended July 31, 2014 and 2013 were $0.3 million and $0.3 million, respectively.

Foreign Currency Contracts:

The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Gains (Losses) in the Condensed Consolidated Statements of Income, and carried at their fair value in the Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Gains (Losses). As of July 31, 2014 and 2013, the total notional amounts of the open forward contracts in U.S. dollars were $105.3 million and $55.8 million, respectively. The Company did not maintain any open forward contracts as of April 30, 2014. During the first quarters of fiscal years 2015 and 2014, the Company did not designate any forward contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities.

As of July 31, 2014 and 2013, the fair values of the open forward exchange contracts were losses of approximately $4.0 million and $0.2 million, respectively, and recorded within Other Accrued Liabilities in the Condensed Consolidated Statements of Financial Position. The fair values were measured on a recurring basis using Level 2 inputs. For the three months ended July 31, 2014 and 2013, the losses recognized on the forward contracts were $4.0 million and $0.2 million, respectively.

14.	Corporate Headquarters Lease Renewal

During the first quarter of fiscal year 2015, the Company renewed the lease for its corporate headquarters in Hoboken, New Jersey. The lease renewal is an operating lease which commences on July 1, 2017 and extends the current lease through March 31, 2033.  As a result of the renewal, the Company’s total future minimum payments under the new lease will be $223.0 million, with annual minimum payments of $14.4 million in fiscal years 2018 through 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – FIRST QUARTER ENDED JULY 31, 2014

Throughout this report, references to variances “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses.  Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location. For the first quarters of fiscal years 2015 and 2014, the average exchange rates to convert British pounds sterling to U.S. dollars were 1.69 and 1.53, respectively; the average exchange rates to convert euros into U.S. dollars were 1.36 and 1.31, respectively; and the average exchange rates to convert Australian dollars to U.S. dollars were 0.94 and 0.96, respectively. Unless otherwise noted, all variance explanations below are on a currency neutral basis.

For the Company’s recent international acquisition CrossKnowledge Group, Ltd. (“CrossKnowledge”), financial results reflect one month of operations and are reported on a two-month lag to facilitate accurate reporting. No events related to CrossKnowledge occurred during June or July which would materially affect the financial position of the Company.

Revenue:

Revenue for the first quarter of fiscal year 2015 increased 7% to $437.9 million, or 4% excluding the favorable impact of foreign exchange. The increase mainly reflects incremental revenue from the acquisitions of Profiles International (“Profiles”) ($6 million) and CrossKnowledge ($4 million), organic growth in Education ($3 million), and Education Services (Deltak) ($2 million).

Cost of Sales and Gross Profit:

Cost of sales for the first quarter of fiscal year 2015 increased 4% to $124.1 million, or 1% excluding the unfavorable impact of foreign exchange. The increase reflects higher sales volume ($2 million), higher royalties on society owned journals ($2 million) and acquisitions ($1 million), partially offset by lower cost digital products and composition costs ($4 million).

Gross profit for the first quarter of fiscal year 2015 of 71.7% was 80 basis points higher than prior year due to incremental revenue from higher margin acquisitions (40 basis points), lower composition costs (20 basis points) and higher margin digital revenue.

Operating and Administrative Expenses:

Operating and administrative expenses for the first quarter of fiscal year 2015 increased 6% to $251.7 million, or 4% excluding the unfavorable impact of foreign exchange.  The increase was mainly driven by incremental operating and administrative expenses from acquisitions ($8 million), Education Services’ (Deltak) program growth ($5 million) and higher technology costs ($4 million), partially offset by restructuring and other cost savings ($8 million).

Restructuring (Credits) Charges:

In the first quarters of fiscal years 2015 and 2014, the Company recorded pre-tax restructuring (credits) charges of ($0.2) million and $7.8 million, or $0.08 per share, respectively, which are described in more detail below:

In fiscal year 2013, the Company initiated a program (the “Restructuring and Reinvestment Program”) to restructure and realign its cost base with current and anticipated future market conditions.  The Company is targeting a majority of the cost savings achieved to improve margins and earnings, while the remainder will be reinvested in high growth digital business opportunities.

The following tables summarize the pre-tax restructuring charges related to this program, which are reflected in Restructuring (Credits) Charges in the Condensed Consolidated Statements of Income (in thousands):

	For the Three Months		Cumulative Charges
	Ended July 31,		Incurred to Date
	2014	2013
Charges (Credits) by Segment:
Research	$(185)	$1,971	$10,485
Professional Development	245	3,553	18,389
Education	51	48	2,059
Shared Services	(266)	2,183	36,086
Total Restructuring Charges	$(155)	$7,755	$67,019

Charges (Credits) by Activity:
Severance	$641	$5,031	$46,309
Process reengineering consulting	(145)	2,511	11,029
Other activities	(651)	213	9,681
Total Restructuring Charges	$(155)	$7,755	$67,019

Charges (Credits) for the three months ended July 31, 2014 reflect true-ups to the previously estimated accrued restructuring charges. The cumulative charge recorded to-date related to the Restructuring and Reinvestment program of $67.0 million is expected to be fully recovered by the end of fiscal year 2015.

Amortization of Intangibles:

Amortization of intangibles increased $1.7 million to $12.7 million in the first quarter of fiscal year 2015 and was mainly driven by the acquisitions.

Interest Expense/Income, Foreign Exchange and Other:

Interest expense for the first quarter of fiscal year 2015 increased $0.7 million to $4.1 million.  The increase was driven by higher average debt mainly due to acquisition financing and higher interest rates.  The Company’s average cost of borrowing in the first quarters of fiscal years 2015 and 2014 was 1.9% and 1.8%, respectively.  In the first quarters of fiscal years 2015 and 2014, the Company recognized foreign exchange transaction (losses) gains of ($0.2) million and $0.9 million, respectively.  Interest income and other in the first quarter of fiscal year 2014 included a $0.8 million gain on the sale of a facility.

Provision for Income Taxes:

The effective tax rate for the first quarter of fiscal year 2015 was a 26.3% provision compared to a 5.3% benefit in the prior year.  During the first quarter of fiscal year 2014, the Company recorded non-cash deferred tax benefits of $10.6 million ($0.18 per share), principally associated with new tax legislation enacted in the United Kingdom (“U.K”) that reduced the U.K. statutory income tax rates by 3%. The benefits reflect the measurement of all applicable U.K. deferred tax balances to the new income tax rates of 21% effective April 1, 2014 and 20% effective April 1, 2015.  Excluding the impact of the deferred tax benefit described above, the Company’s effective tax rate increased from 25.8%  to 26.3% principally due to a higher proportion of taxable income in the U.S. in the current year, partially offset by lower U.K. income tax rates.

Earnings Per Share:

Earnings per diluted share for the first quarter of fiscal year 2015 decreased 8% to $0.56 per share.  Excluding the impact of the current and prior year restructuring (credits) charges ($0.08 per share), the prior year deferred tax benefits related to the change in the U.K. corporate income tax rates ($0.18 per share) and the favorable impact of foreign exchange ($0.01 per share), earnings per diluted share increased 8%.  The increase was mainly driven by revenue growth in Education and companywide savings resulting from restructuring partially offset by reinvestment in technology services and new partnership programs in Education Services (Deltak).

FIRST QUARTER SEGMENT RESULTS

As part of Wiley’s restructuring and reorganization program, the Company consolidated certain decentralized business functions (Content Management, Vendor Procurement Services, Marketing Services, etc.) into global shared service functions. These newly centralized service groups enable significant cost reduction opportunities, including efficiencies gained from standardized technology and centralized management. The costs of these functions were previously reported as direct operating expenses in each business segment but are now reported within the shared service functions. In addition, the Company has modified its segment product/service revenue categories to reflect recent changes to the business. Prior year amounts have been restated to reflect the same reporting methodology.

	For the Three Months
	Ended July 31,			% change
RESEARCH:	2014	2013	% change	w/o FX (a)

Revenue:
Research Communication:
Journal Subscriptions	$168,823	$160,220	5%	1%
Funded Access	5,429	3,334	63%	54%
Other Journal Revenue	26,462	25,560	4%	-1%
	200,714	189,114	6%	2%
Books and References:
Print Books	26,072	27,424	-5%	-8%
Digital Books	9,256	9,569	-3%	-7%
	35,328	36,993	-5%	-8%

Other Research Revenue	18,828	19,681	-4%	-8%

Total Revenue	$254,870	$245,788	4%	0%

Cost of Sales	(68,996)	(66,608)	4%	-1%

Gross Profit	$185,874	$179,180	4%	0%
Gross Profit Margin	72.9%	72.9%

Direct Expenses	(64,845)	(60,356)	7%	3%
Amortization of Intangibles	(7,363)	(6,846)	8%	1%
Restructuring Credits (Charges) (see Note 7)	185	(1,971)

Direct Contribution to Profit	$113, 851	$110,007	3%	-2%
Direct Contribution Margin	44.7%	44.8%

Shared Services and Administrative Costs:
Distribution and Operational Services	(11,970)	(11,567)	3%	-2%
Technology and Content Management	(25,872)	(26,238)	-1%	-5%
Occupancy and Other	(6,158)	(6,453)	-5%	-8%

Contribution to Profit	$69,851	$65,749	6%	0%
Contribution Margin	27.4%	26.8%

(a) Adjusted to exclude the fiscal year 2015 and 2014 Restructuring Credits (Charges)

Revenue:

Research revenue for the first quarter of fiscal year 2015 increased 4% to $254.9 million, but was flat excluding the favorable impact of foreign exchange.  Growth in Journal Subscriptions, and Funded Access offset declines in Books revenue. Journal subscription revenue growth was driven by new titles ($1 million) and new subscriptions ($1 million).  As of July 31, 2014, calendar year 2014 journal subscription renewals were up approximately 1.5% over calendar year 2013 on a constant currency basis with 98% of targeted business closed.

Funded Access revenue, which represents article publication fees that provide for free access to author articles on the Company’s website, grew $2.1 million in the first quarter.  Other Journal Revenue, which includes service charges for journal page count and color pages, sale of journal licensing rights and backfiles and article select, decreased 1% in the first quarter of fiscal year 2015. The decline in Print Books reflects lower demand and higher returns, while the decline in Digital Books was mainly driven by lower sales of major reference works. Other Research Revenue, which includes journal reprint revenue, advertising, book licensing rights, distribution services and the sale of protocols, declined 8% mainly due to lower journal reprint and advertising revenue.

Revenue by Region is as follows:

	For the Three Months
	Ended July 31,		% of	% change
	2014	2013	Revenue	w/o FX
Revenue by Region
Americas	$99.0	$99.7	39%	-1%
EMEA	143.1	133.1	56%	0%
Asia-Pacific	12.8	13.0	5%	0%
Total Revenue	$254.9	$245.8	100%	0%

Cost of Sales:

Cost of sales for the first quarter of fiscal year 2015 increased 4% to $69.0 million, but decreased 1% excluding the unfavorable impact of foreign exchange.  The decrease was mainly driven by inventory cost savings initiatives and lower cost digital products ($3 million), partially offset by higher royalty rates on society journals ($2 million).

Gross Profit:

Gross Profit Margin for the first quarter of fiscal year 2015 of 72.9% was flat with the prior year as inventory cost savings initiatives and higher margin digital revenue were offset by higher royalty rates on society journals (100 basis points).

Direct Expenses and Amortization:

Direct Expenses for the first quarter of fiscal year 2015 increased 7% to $64.8 million, or 3% excluding the unfavorable impact of foreign exchange.  The increase was driven by higher employment costs ($1 million) and higher editorial costs to support business growth ($1 million). Amortization of Intangibles increased $0.5 million to $7.4 million in the first quarter of fiscal year 2015, but was flat excluding the unfavorable impact of foreign exchange.

Contribution to Profit:

Contribution to Profit for the first quarter of fiscal year 2015 increased 6% to $69.9 million, but was flat excluding the favorable impact of foreign exchange and the current and prior year Restructuring Credits (Charges). Higher Direct Expenses were offset by lower Allocated Shared Service and Administrative costs due to restructuring savings. Contribution Margin increased 60 basis points to 27.4%, but was flat on a currency neutral basis and excluding the Restructuring Credits (Charges).

Society Partnerships
•	2 new society journals were signed during the quarter with combined annual revenue of approximately $0.3 million
•	7 renewals/extensions were signed with approximately $11.4 million in combined annual revenue
•	4 journals were not renewed with combined annual revenue of approximately $2.3 million

SimBioSys Acquisition

In June 2014, Wiley announced the acquisition of SimBioSys Inc. (“SimBioSys”), a provider of scientific software tools that facilitate the drug discovery process.  SimBioSys is a pioneer in the field of computer-aided retrosynthetic analysis where it supports chemists in the challenges of organic synthesis. It was founded in 1996, privately held, and is based in Toronto, Canada. Terms were not disclosed.

Journal Impact Index

In July 2014, Wiley announced a continued increase in the number of its journal titles indexed in the Thomson Reuters® 2013 Journal Citation Reports (JCR).  A total of 1,202 Wiley titles were indexed, up from 1,193 in the previous year report.  27 Wiley journals achieved the top category rank, up from 25 in 2012.  The Thomson Reuters index is an important barometer of journal influence and impact.

	For the Three Months
	Ended July 31,			% change
PROFESSIONAL DEVELOPMENT (PD):	2014	2013	% change	w/o FX (a)

Revenue:
Knowledge Services:
Print Books	$55,927	$56,308	-1%	-2%
Digital Books	10,499	11,657	-10%	-11%
Online Test Preparation and Certification	2,949	2,846	4%	4%
Other	5,776	6,688	-14%	-14%
	75,151	77,499	-3%	-4%
Talent Solutions:
Assessment	13,122	6,587	99%	99%
Online Learning and Training	4,054	-	-	-
	17,176	6,587	161%	161%

Total Revenue	$92,327	$84,086	10%	9%

Cost of Sales	(27,025)	(26,629)	1%	1%

Gross Profit	$65,302	$57,457	14%	13%
Gross Profit Margin	70.7%	68.3%

Direct Expenses	(29,806)	(26,000)	15%	14%
Amortization of Intangibles	(2,910)	(1,687)	72%	73%
Restructuring Charges (see Note 7)	(245)	(3,553)

Direct Contribution to Profit	$32,341	$26,217	23%	8%
Direct Contribution Margin	35.0%	31.2%

Shared Services and Administrative Costs:
Distribution and Operational Services	(8,279)	(9,653)	-14%	-16%
Technology and Content Management	(10,844)	(13,069)	-17%	-18%
Occupancy and Other	(5,620)	(4,765)	18%	18%

Contribution to Profit (Loss)	$7,598	$(1,270)	-698%	239%
Contribution Margin	8.2%	-1.5%

(a) Adjusted to exclude the fiscal year 2015 and 2014 Restructuring Charges

Revenue:

PD revenue for the first quarter of fiscal year 2015 increased 10% to $92.3 million, or 9% excluding the favorable impact of foreign exchange. The increase reflected incremental revenue from recent acquisitions, including a full quarter contribution from Profiles ($6 million) and a one-month contribution from CrossKnowledge ($4 million).  Excluding the revenue from both acquisitions, PD revenue decreased 3% as declines in book sales exceeded growth in post-hire Assessment and Online Test Preparation and Certification. Other Revenue, which includes the sales of licensing rights, subscription revenue and advertising and agency revenue declined 14% mainly due to lower revenue from the sale of publishing rights.

Revenue by Region is as follows:

	For the Three Months
	Ended July 31,		% of	% change
	2014	2013	Revenue	w/o FX
Revenue by Region:
Americas	$69.7	$65.9	76%	6%
EMEA	16.7	12.2	18%	29%
Asia-Pacific	5.9	6.0	6%	-1%
Total Revenue	$92.3	$84.1	100%	9%

Cost of Sales:

Cost of Sales for the first quarter of fiscal year 2015 increased 1% to $27.0 million as incremental cost of sales from acquisitions ($1 million) were partially offset by lower sales volume.

Gross Profit:

Gross Profit Margin increased from 68.3% to 70.7% in the first quarter of fiscal year 2015.  The improvement was mainly driven by higher margin incremental revenue from the Profiles (150 basis points) and CrossKnowledge (70 basis points) acquisitions and lower composition costs.

Direct Expenses and Amortization:

Direct Expenses for the first quarter of fiscal year 2015 increased 15% to $29.8 million, or 14% excluding the unfavorable impact of foreign exchange. The increase was driven by incremental operating expenses from the acquisitions ($6 million), partially offset by restructuring and other cost savings ($3 million). Amortization of Intangibles increased $1.2 million to $2.9 million in the first quarter of fiscal year 2015 principally due to the Profiles and CrossKnowledge acquisitions.

Contribution to Profit (Loss):

Contribution to Profit was $7.6 million in the first quarter of fiscal year 2015, as compared to a loss of $1.3 million in the prior year. Excluding the Restructuring Charges in each period, Contribution to Profit increased $5.6 million in the first quarter of fiscal year 2015 mainly due to restructuring and other cost savings.  Contribution Margin was 8.2% in the first quarter of fiscal year 2015, as compared to (1.5%) in the prior year.  Excluding the Restructuring Charges in each period, Contribution Margin improved 580 basis points mainly due to restructuring and other cost savings.

CrossKnowledge Acquisition

On May 1, 2014, the Company acquired CrossKnowledge Group, Ltd. (“CrossKnowledge”) for approximately $166 million in cash, net of cash acquired. CrossKnowledge is a learning solutions provider focused on leadership and managerial skills development that offers subscription-based, digital learning solutions for global corporations, universities, and small and medium-sized enterprises. CrossKnowledge’s solutions include managerial and leadership skills assessments, courses, certifications, content and executive training programs that are delivered on a cloud-based platform providing over 17,000 learning objects in 17 languages. CrossKnowledge serves over five million end-users in 80 countries. CrossKnowledge reported approximately $37 million of revenue and approximately $5 million of operating income in its fiscal year ended June 30, 2013. CrossKnowledge results reflect one month of operations and are reported on a two-month lag to facilitate accurate reporting. CrossKnowledge May 2014 revenue and operating income (loss) included in Wiley’s first quarter consolidated results ending July 31, 2014 were $4.1 million and a loss of $(0.2) million, respectively.

Alliance

Wiley has partnered with Chinese Cultural University to distribute the CPAexcel test preparation platform in China.

	For the Three Months
	Ended July 31,			% change
EDUCATION:	2014	2013	% change	w/o FX (a)

Revenue:
Books:
Print Textbooks	$44,535	$41,372	8%	8%
Digital Books	5,704	4,200	36%	36%
	50,239	45,572	10%	10%

Custom Products	19,572	16,312	20%	20%

Education Services (Deltak)	16,236	14,700	10%	10%

Course Workflow Solutions (WileyPLUS)	1,314	1,096	20%	20%

Other Education Revenue	3,359	3,466	-3%	-3%

Total Revenue	$90,720	$81,146	12%	12%

Cost of Sales	(28,033)	(26,554)	6%	6%

Gross Profit	62,687	54,592	15%	15%
Gross Profit Margin	69.1%	67.3%

Direct Expenses	(32,102)	(28,016)	15%	15%
Amortization of Intangibles	(2,382)	(2,382)	0%	0%
Restructuring Charge (see Note 7)	(51)	(48)

Direct Contribution to Profit	$28,152	$24,146	17%	17%
Direct Contribution Margin	31.0%	29.8%

Shared Service Costs:
Distribution and Operational Services	(3,319)	(4,041)	-18%	-18%
Technology and Content Management	(12,987)	(11,637)	12%	12%
Occupancy and Other	(3,175)	(3,022)	6%	6%

Contribution to Profit	$8,671	$5,466	59%	58%
Contribution Margin	9.6%	6.7%

(a)	Adjusted to exclude the fiscal year 2015 and 2014 Restructuring Charges

Revenue:

Education revenue for the first quarter of fiscal year 2015 increased 12% to $90.7 million.  The growth was driven by Print Textbooks ($3 million), Custom Products ($3 million), Digital Books ($2 million) and Education Services (Deltak) ($2 million). The growth reflects a combination of earlier ordering patterns at U.S. bookstores and winning new adoptions at U.S. high schools. WileyPLUS revenue, which is earned ratably over the school semester, grew 20% during the first quarter of fiscal year 2015. Unearned deferred WileyPLUS revenue as of July 31, 2014 was $17.2 million as compared to $14.7 million as of July 31, 2013.

Education Services (Deltak) accounted for 17% of total Education revenue in the first quarter of fiscal year 2015 compared to 18% in the prior year.  As of July 31, 2014, Deltak had 36 university partners, compared to 33 in the prior year period.  During the quarter, the Company signed one new partner, a highly prestigious U.S. university and the largest contract in its history. Two partner contracts expired in the quarter, totaling five programs. After the quarter closed, Deltak signed its first U.K. university partnership. At quarter end, Deltak had 179 programs under contract (47 in development but not yet generating revenue) compared to 173 programs in the previous quarter (53 in development) and 129 programs in the prior year period (29 in development). The Company has revised previously reported Deltak program counts. Previously reported contracted programs included time and materials agreements. Contracted program figures have been revised to exclude time and materials agreements. The revised program information noted below had no impact on current or previously reported financial results.

	Fiscal Year 2014				FY 2015
	Q1	Q2	Q3	Q4	Q1
Total Contracted Programs:
Previously Reported	148	151	165	174	-
Revised	129	143	162	173	179

Contracted Programs (In development, not generating revenue):
Previously Reported	48	44	45	52	-
Revised	29	36	43	53	47

Revenue by Region is as follows:

	For the Three Months
	Ended July 31,		% of	% change
	2014	2013	Revenue	w/o FX
Revenue by Region:
Americas	$72.7	$63.6	80%	14%
EMEA	4.5	4.5	5%	-1%
Asia-Pacific	13.5	13.0	15%	4%
Total Revenue	$90.7	$81.1	100%	12%

Cost of Sales:

Cost of Sales for the first quarter of fiscal year 2015 increased 6% to $28.0 million, mainly driven by higher sales volume ($3 million) and Deltak growth ($1 million), partially offset by lower composition costs due to cost reduction efficiencies ($2 million).

Gross Profit:

Gross Profit Margin for the first quarter of fiscal year 2015 improved 180 basis points to 69.1% principally due to lower composition costs.

Direct Expenses and Amortization:

Direct Expenses increased 15% to $32.1 million in the first quarter of fiscal year 2015. The increase was mainly driven by costs associated with growth in Education Services (Deltak) partner programs ($4 million). Amortization of Intangibles was $2.4 million in the first quarters of fiscal years 2015 and 2014.

Contribution to Profit

Contribution to Profit for the first quarter of fiscal year 2015 increased 59% to $8.7 million.  Contribution Margin increased 290 basis points to 9.6% in the first quarter of fiscal year 2015 mainly driven by the top line results and lower composition costs, partially offset by continued investment in Education Services (Deltak) programs.

SHARED SERVICES AND ADMINISTRATIVE COSTS:

As part of Wiley’s restructuring and reorganization program, the Company consolidated certain decentralized business functions (Content Management, Vendor Procurement Services, Central Marketing, etc.) into global shared service functions. These newly centralized service groups enable significant cost reduction opportunities, including efficiencies gained from standardized technology and centralized management. The costs of these functions were previously reported as direct operating expenses in each business segment but are now reported within the shared service functions.  Prior year amounts have been restated to reflect the same reporting methodology.

	For the Three Months
	Ended July 31,			% change
	2014	2013	% change	w/o FX (a)

Distribution & Operation Services	$23,676	$25,235	-5%	-9%
Technology & Content Management	62,379	59,887	3%	2%
Finance	13,735	12,785	7%	5%
Other Administration	25,190	24,716	-6%	0%
Restructuring (Credits) Charges (see Note 7)	(266)	2,183
Total	$124,714	$124,806	0%	0%

(a) Adjusted to exclude the fiscal year 2015 and 2014 Restructuring (Credits) Charges

Shared Services and Administrative Costs for the first quarter of fiscal year 2015 were flat with prior year. Distribution and Operation Service costs decreased due to restructuring cost savings. Technology and Content Management costs increased mainly due to incremental costs from acquisitions ($1 million) and Education Services (Deltak) program growth ($1 million). In addition, Content Management restructuring savings ($4 million) were partially offset by reinvestments in technology infrastructure and digital products ($3 million). Finance costs increased mainly due to incremental costs from the acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Cash and Cash Equivalents balance was $255.9 million at the end of the first quarter of fiscal year 2015, compared with $189.8 million a year earlier. Cash Used for Operating Activities in the first quarter of fiscal year 2015 increased $45.6 million over the first quarter of fiscal year 2014 to $102.2 million principally due to changes in operating assets and liabilities ($34 million), higher payments related to the Company’s restructuring programs ($5 million) and other, mainly timing. The higher use of cash from other operating assets and liabilities was mainly driven by higher incentive compensation payments ($20 million) and other mainly higher accounts receivable due to lower cash collections.

Cash Used for Investing Activities for the first quarter of fiscal year 2015 was $190.8 million compared to $22.8 million in the prior year.  The first quarter of fiscal year 2015 includes the acquisition of CrossKnowledge for approximately $166 million in cash, net of cash acquired.  The acquisition was funded through the use of the existing credit facility and available cash and did not have an impact on the Company’s ability to meet other operating, investing and financing needs.  During the first quarter of fiscal year 2015, the Company received $1.1 million of escrow proceeds from the sale of certain consumer publishing assets in fiscal year 2013 which represents the final amounts due to the Company from the sale of those assets.

Composition spending was $7.1 million in the first quarter of fiscal year 2015 compared to $8.9 million in the prior year.  The decrease reflects lower spending in Education and Research due to cost reduction efficiencies.  Cash used for technology, property and equipment was $14.0 million in the first quarter of fiscal year 2015 and flat with the prior year period.

Cash Provided by Financing Activities was $62.9 million in the first quarter of fiscal year 2015, as compared to cash used of $61.3 million in the prior year. The Company’s net debt (debt less cash and cash equivalents) increased $62.0 million from the prior year. During the first quarter of fiscal year 2015, net debt borrowings were $85.5 million compared to net debt repayments of $13.0 million in the prior year. The higher net borrowings in the first quarter of fiscal year 2015 mainly reflect additional funds borrowed for the higher incentive compensation payments in the current year and acquisitions. The total notional amount of the interest rate swap agreements associated with the Company’s revolving credit facility was $300 million as of July 31, 2014.

In the first quarter of fiscal year 2015, the Company repurchased 200,492 shares of common stock at an average price of $60.72 compared to 350,100 shares at an average price of $41.68 in the prior year.  In fiscal year 2015, the Company increased its quarterly dividend to shareholders by 16% to $0.29 per share versus $0.25 per share in the prior year. Higher proceeds from the exercise of stock options reflects a higher volume of stock option exercises in the first three months of fiscal year 2015 compared to the prior year.

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

Cash and Cash Equivalents held outside the U.S. were approximately $231.3 million as of July 31, 2014. The balances were comprised primarily of pound sterling, euros, and australian dollars. Maintenance of these cash and cash equivalent balances outside the U.S. does not have a material impact on the liquidity or capital resources of the Company’s global, including U.S., operations.  Cash and cash equivalent balances outside the U.S. may be subject to U.S. taxation, if repatriated. The Company intends to reinvest cash outside the U.S. except in instances where repatriating such earnings would result in no additional income tax.  Accordingly, the Company has not accrued for U.S. income tax on the repatriation of non-U.S. earnings.  It is not practical to determine the U.S. income tax liability that would be payable if such cash and cash equivalents were not indefinitely reinvested.

As of July 31, 2014, the Company had approximately $788 million of debt outstanding and approximately $166.6 million of unused borrowing capacity under its Revolving Credit and other facilities.  The Company believes that its operating cash flow, together with its revolving credit facilities and other available debt financing, will be adequate to meet its operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair its ability to access these markets on terms commercially acceptable.  The Company does not have any off-balance-sheet debt.

The Company’s working capital can be negative due to the seasonality of its businesses. The primary driver of the negative working capital is unearned deferred revenue related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by the Company for a number of purposes including acquisitions; debt repayments; funding operations; dividend payments; and purchasing treasury shares. The deferred revenue will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of July 31, 2014 include $290.2 million of such deferred subscription revenue for which cash was collected in advance.

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

Interest Rates

The Company had $786.2 million of variable rate loans outstanding at July 31, 2014, which approximated fair value. On January 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.47% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a two-year period ending January 15, 2016. As of July 31, 2014, the notional amount of the interest rate swap was $150.0 million.

On March 30, 2012, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.645% and receives a variable rate of interest based on one month LIBOR (as defined) from the counterparty which is reset every month for a three-year period ending March 31, 2015. As of July 31, 2014, the notional amount of the interest rate swap was $150.0 million.

It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.  During the three months ended July 31, 2014, the Company recognized losses on its hedge contracts of approximately $0.3 million, which is reflected in Interest Expense in the Condensed Consolidated Statements of Income.  At July 31, 2014, the fair value of the outstanding interest rate swaps was a deferred loss of $0.6 million. Based on the maturity dates of the contracts approximately $0.5 million and $0.1 million of the deferred loss was recorded in Other Accrued Liabilities and Other Long-term Liabilities, respectively. On an annual basis, a hypothetical one percent change in interest rates for the $486.2 million of unhedged variable rate debt as of July 31, 2014 would affect net income and cash flow by approximately $3.0 million.

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

The Company’s significant investments in non-US businesses are exposed to foreign currency risk.  Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment.  During the three months ended July 31, 2014, the Company recorded foreign currency translation losses in Other Comprehensive Income of approximately $2.9 million primarily as a result of the strengthening of the U.S. dollar relative to the British pound sterling and the euro for the three month period.

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

The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Gains and Losses on the Condensed Consolidated Statements of Income, and carried at their fair value on the Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Gains and Losses.  As of July 31, 2014, there was one open forward contract with a notional amount in U.S. dollars of approximately $105.3 million. During the three months ended July 31, 2014, the company did not designate any forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities. As of July 31, 2014, the fair value of the open forward exchange contract was a loss of approximately $4.0 million, which was measured on a recurring basis using Level 2 inputs and recorded within the Other Accrued Liabilities line item on the Condensed Consolidated Statements of Financial Position. For the three months ended July 31, 2014, the losses recognized on the forward exchange contracts was $4.0 million.

Sales Return Reserves

The estimated allowance for sales return is based upon historical return patterns, as well as current market trends in the businesses in which we operate. Associated with the estimated sales return reserves, the Company also includes a related reduction in inventory and royalty costs as a result of the expected returns.

Net sales return reserves amounted to $33.2 million, $36.0 million and $28.6 million as of July 31, 2014 and 2013, and April 30, 2014, respectively. The reserves are reflected in the following accounts of the Condensed Consolidated Statements of Financial Position – increase (decrease):

	July 31, 2014	July 31, 2013	April 30, 2014
Accounts Receivable	$(46,646)	$(49,865)	$(41,102)
Inventories	7,520	7,329	6,774
Accounts and Royalties Payable	(5,894)	(6,550)	(5,695)
Decrease in Net Assets	$(33,232)	$(35,986)	$(28,633)

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

The Company’s book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 8% of total annual consolidated revenue and 12% of accounts receivable at July 31, 2014, the top 10 book customers account for approximately 22% of total annual consolidated revenue and approximately 39% of accounts receivable at July 31, 2014.

The European Union, Canada and United States have imposed sanctions on business relationships with Iran, including restrictions on financial transactions and prohibitions on direct and indirect trading with listed “designated persons.”  In the first three months of fiscal year 2015, the Company recorded revenue and net profits of approximately $1.2 million and $0.3 million, respectively, related to the sale of scientific and medical content to certain publicly funded universities, hospitals and institutions that meet the definition of the “Government of Iran” as defined under section 560.304 of title 31, Code of Federal Regulations.  The Company has assessed its business relationship and transactions with Iran and believes it is in compliance with the regulations governing the sanctions. The Company intends to continue in these or similar sales as long as they continue to be consistent with all applicable sanction-related regulations.

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

There were no changes in the Company’s internal controls over financial reporting during the first quarter of fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal year 2015, the Company made the following purchases of Class A Common Stock under its stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program
May 2014	-	-	-	3,261,622
June 2014	66,534	59.74	66,534	3,195,088
July 2014	133,958	61.20	133,958	3,061,130
Total	200,492	60.72	200,492

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1 – Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2 – Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1 – 18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer

32.2 – 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

32.3**  – Agreement of the Lease dated as of July 14, 2014 between HUB Properties Trust as Landlord, an independent third party and John Wiley and Sons, Inc as Tenant.

101.INS – XBRL Instance Document*

101.SCH – XBRL Taxonomy Extension Schema Document*

101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB – XBRL Taxonomy Extension Label Linkbase Document*

101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF – XBRL Taxonomy Extension Definition Linkbase Document*

(b)	The following reports on Form 8-K were submitted to the Securities and Exchange Commission since the filing of the Company’s 10K on June 27, 2014:

i.	Earnings release on the first quarter fiscal year 2015 results issued on Form 8-K dated September 9, 2014 which included the condensed financial statements of the Company.

ii.	Notification of departure of director for Linda B. Katehi, dated July 29, 2014

*Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

**Filed herewith

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

Dated: September 9, 2014