Form 10-Q
period 2014-10-31
WILEY JOHN & SONS, INC.
filed 2014-12-10
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

                                                                                                                              [X]                    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended October 31, 2014

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
YES [ ] NO [X]

The number of shares outstanding of each of the Registrant’s classes of Common Stock as of November 30, 2014 were:

Class A, par value $1.00 – 49,386,167
Class B, par value $1.00 – 9,482,216

This is the first page of a 48 page document

JOHN WILEY & SONS, INC.

INDEX

PART I	-	FINANCIAL INFORMATION	PAGE NO.

Item 1.		Financial Statements

		Condensed Consolidated Statements of Financial Position - Unaudited as of October 31, 2014 and 2013, and April 30, 2014	3

		Condensed Consolidated Statements of Income - Unaudited for the three and six months ended October 31, 2014 and 2013	4

		Condensed Consolidated Statements of Comprehensive Income - Unaudited for the three and six months ended October 31, 2014 and 2013	5

		Condensed Consolidated Statements of Cash Flows – Unaudited for the six months ended October 31, 2014 and 2013	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-17

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-38

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	39-41

Item 4.		Controls and Procedures	41

PART II	-	OTHER INFORMATION

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 6.		Exhibits and Reports on Form 8-K	43

SIGNATURES AND CERTIFICATIONS			44-48

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands)

	October 31,		April 30,
	2014	2013	2014
	(Unaudited)	(Unaudited)
Assets:
Current Assets
Cash and cash equivalents	$198,912	$149,662	$486,377
Accounts receivable	204,424	180,175	149,733
Inventories	70,941	81,368	75,495
Prepaid and other	66,233	52,377	78,057
Total Current Assets	540,510	463,582	789,662

Product Development Assets	58,851	67,149	82,940
Technology, Property & Equipment	190,811	184,050	188,718
Intangible Assets	992,618	961,588	984,661
Goodwill	1,003,290	851,309	903,665
Income Tax Deposits	64,036	61,001	64,037
Other Assets	62,659	61,782	63,682
Total Assets	$2,912,775	$2,650,461	$3,077,365

Liabilities & Shareholders' Equity:
Current Liabilities
Short-term debt	$50,000	$-	$-
Accounts and royalties payable	180,033	161,649	142,534
Deferred revenue	163,902	138,354	385,654
Accrued employment costs	66,737	83,738	118,503
Accrued income taxes	10,127	7,804	13,324
Accrued pension liability	4,625	4,389	4,671
Other accrued liabilities	52,976	44,579	64,901
Total Current Liabilities	528,400	440,513	729,587

Long-Term Debt	749,513	647,900	700,100
Accrued Pension Liability	155,497	203,266	164,634
Deferred Income Tax Liabilities	234,685	194,639	222,482
Other Long-Term Liabilities	82,278	77,773	78,314

Shareholders’ Equity
Class A & Class B Common Stock	83,190	83,190	83,190
Additional paid-in-capital	345,082	306,356	327,588
Retained earnings	1,542,082	1,430,295	1,489,069
Accumulated other comprehensive loss	(250,490)	(235,463)	(190,291)
Treasury stock	(557,462)	(498,008)	(527,308)
Total Shareholders’ Equity	1,162,402	1,086,370	1,182,248
Total Liabilities & Shareholders' Equity	$2,912,775	$2,650,461	$3,077,365

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(In thousands except per share information)

	For The Three Months		For The Six Months
	Ended October 31,		Ended October 31,
	2014	2013	2014	2013

Revenue	$476,972	$449,153	$914,889	$860,173

Costs and Expenses
Cost of sales	134,541	130,352	258,594	250,143
Operating and administrative expenses	253,328	237,526	505,062	474,521
Restructuring charges (credits)	-	15,316	(155)	23,071
Impairment charges	-	4,786	-	4,786
Amortization of intangibles	13,099	10,986	25,754	21,901
Total Costs and Expenses	400,968	398,966	789,225	774,422

Operating Income	76,004	50,187	125,634	85,751

Interest Expense	(4,506)	(3,392)	(8,650)	(6,863)
Foreign Exchange Transaction Gain (Loss)	210	(581)	45	300
Interest Income and Other	1,108	491	1,418	1,629

Income Before Taxes	72,816	46,705	118,447	80,817
Provision For Income Taxes	19,039	10,508	31,024	8,687

Net Income	$53,777	$36,197	$87,423	$72,130

Earnings Per Share
Diluted	$0.90	$0.61	$1.46	$1.22
Basic	$0.91	$0.62	$1.48	$1.23

Cash Dividends Per Share
Class A Common	$0.29	$0.25	$0.58	$0.50
Class B Common	$0.29	$0.25	$0.58	$0.50

Average Shares
Diluted	59,756	59,416	59,777	59,294
Basic	58,962	58,535	58,960	58,487

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED
(In thousands)

	For The Three Months		For The Six Months
	Ended October 31,		Ended October 31,
	2014	2013	2014	2013

Net Income	$53,777	$36,197	$87,423	$72,130

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(63,930)	50,940	(66,788)	41,137
Unamortized retirement costs, net of tax provision (benefit) of $1,877, $(253), $2,266 and $881, respectively	5,428	(1,106)	6,550	1,699
Unrealized gain on interest rate swaps, net of tax (benefit) provision of $(144), $35, $24 and $198, respectively	(227)	57	39	333
Total Other Comprehensive Income (Loss)	(58,729)	49,891	(60,199)	43,169

Comprehensive Income (Loss)	$(4,952)	$86,088	$27,224	$115,299

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW – UNAUDITED
(In thousands)
	For The Six Months
	Ended October 31,
	2014	2013
Operating Activities
Net income	$87,423	$72,130
Adjustments to reconcile net income to cash used for operating activities:
Amortization of intangibles	25,754	21,901
Amortization of composition costs	20,810	22,827
Depreciation of technology, property and equipment	30,510	28,909
Restructuring and impairment charges (credits)	(155)	27,857
Restructuring payments	(16,267)	(12,453)
Deferred tax benefits on U.K. rate changes	-	(10,634)
Stock-based compensation expense	8,118	7,305
Excess tax (benefit) charge from stock-based compensation	(1,774)	1,672
Royalty advances	(47,997)	(44,005)
Earned royalty advances	64,939	59,926
Other non-cash charges	20,436	29,651
Change in deferred revenue	(223,731)	(229,572)
Income tax deposit	(3,783)	(10,433)
Net change in operating assets and liabilities, excluding acquisitions	(58,419)	(31,579)
Cash Used for Operating Activities	(94,136)	(66,498)
Investing Activities
Composition spending	(16,934)	(19,290)
Additions to technology, property and equipment	(29,584)	(26,199)
Acquisitions, net of cash acquired	(172,145)	(739)
Escrowed proceeds from sale of consumer publishing programs	1,100	-
Cash Used for Investing Activities	(217,563)	(46,228)
Financing Activities
Repayment of long-term debt	(228,051)	(293,500)
Borrowings of long-term debt	275,070	268,400
Borrowings of short-term debt	50,000	-
Change in book overdrafts	(8,123)	(23,836)
Cash dividends	(34,402)	(29,347)
Purchase of treasury stock	(41,534)	(18,533)
Proceeds from exercise of stock options and other	18,876	24,900
Excess tax benefit (charge) from stock-based compensation	1,774	(1,672)
Cash Provided by (Used for) Financing Activities	33,610	(73,588)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(9,376)	1,836
Cash and Cash Equivalents
Decrease for the Period	(287,465)	(184,478)
Balance at Beginning of Period	486,377	334,140
Balance at End of Period	$198,912	$149,662
Cash Paid During the Period for:
Interest	$7,483	$6,136
Income taxes, net	$28,159	$35,623

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, results of operations, comprehensive income and cash flows for the periods presented. Operating results for the interim period are not necessarily indicative of the results expected for the full year. For the Company’s recent international acquisition CrossKnowledge Group, Ltd. (“CrossKnowledge”), financial information is reported on a two-month lag. No events related to CrossKnowledge occurred during September or October which would materially affect the financial position of the Company. These financial statements should be read in conjunction with the most recent audited financial statements included in the Company’s Form 10-K for the fiscal year ended April 30, 2014.

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

The Company has share-based compensation plans under which employees may be granted options to purchase shares of Company common stock at the fair market value at the time of grant.  In addition to stock options, the Company grants performance-based stock awards and other restricted stock awards to certain management level employees. The Company recognizes the grant date fair value of share-based compensation in net income on a straight-line basis over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established three years in advance. For the three months ended October 31, 2014 and 2013, the Company recognized share-based compensation expense, on a pre-tax basis, of $4.8 million and $4.0 million, respectively. For the six months ended October 31, 2014 and 2013, the Company recognized share-based compensation expense, on a pre-tax basis, of $8.1 million and $7.3 million, respectively.

The following table provides share-based compensation data for awards granted by the Company:

	For the Six Months Ended October 31,
	2014	2013
Restricted Stock:
Awards granted (in thousands)	294	375
Weighted average fair value of grant	$59.70	$40.75

Stock Options:
Awards granted (in thousands)	188	322
Weighted average fair value of grant	$16.97	$10.12

The weighted average Black-Scholes fair value assumptions for stock option grants are as follows:

	For the Six Months Ended October 31,
	2014	2013
Expected life of options (years)	7.2	7.4
Risk-free interest rate	2.2%	2.1%
Expected volatility	30.9%	30.5%
Expected dividend yield	1.9%	2.5%
Fair value of common stock on grant date	$59.70	$39.53

4.     Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by component, net of tax, for the three and six months ended October 31, 2014 were as follows (in thousands):

	Foreign	Unamortized	Interest
	Currency	Retirement	Rate
	Translation	Costs	Swaps	Total

Balance at July 31, 2014	$(69,522)	$(121,903)	$(336)	$(191,761)
Other comprehensive income (loss) before reclassifications	(63,930)	3,917	(497)	(60,510)
Amounts reclassified from accumulated other comprehensive loss	-	1,511	270	1,781
Total other comprehensive income (loss)	(63,930)	5,428	(227)	(58,729)
Balance at October 31, 2014	$(133,452)	$(116,475)	$(563)	$(250,490)

	Foreign	Unamortized	Interest
	Currency	Retirement	Rate
	Translation	Costs	Swaps	Total

Balance at April 30, 2014	$(66,664)	$(123,025)	$(602)	$(190,291)
Other comprehensive income (loss) before reclassifications	(66,788)	3,441	(423)	(63,770)
Amounts reclassified from accumulated other comprehensive loss	-	3,109	462	3,571
Total other comprehensive income (loss)	(66,788)	6,550	39	(60,199)
Balance at October 31, 2014	$(133,452)	$(116,475)	$(563)	$(250,490)

	Foreign	Unamortized	Interest
	Currency	Retirement	Rate
	Translation	Costs	Swaps	Total

Balance at July 31, 2013	$(144,342)	$(140,319)	$(693)	$(285,354)
Other comprehensive income (loss) before reclassifications	50,940	(3,704)	(127)	47,109
Amounts reclassified from accumulated other comprehensive loss	-	2,598	184	2,782
Total other comprehensive income (loss)	50,940	(1,106)	57	49,891
Balance at October 31, 2013	$(93,402)	$(141,425)	$(636)	$(235,463)

	Foreign	Unamortized	Interest
	Currency	Retirement	Rate
	Translation	Costs	Swaps	Total

Balance at April 30, 2013	$(134,539)	$(143,124)	$(969)	$(278,632)
Other comprehensive income (loss) before reclassifications	41,137	(3,394)	(29)	37,714
Amounts reclassified from accumulated other comprehensive loss	-	5,093	362	5,455
Total other comprehensive income	41,137	1,699	333	43,169
Balance at October 31, 2013	$(93,402)	$(141,425)	$(636)	$(235,463)

During the three months ended October 31, 2014 and 2013, pre-tax actuarial losses included in Unamortized Retirement Costs of approximately $2.0 million and $3.7 million, respectively, were amortized from Accumulated Other Comprehensive Loss and recognized as pension expense in Operating and Administrative Expenses in the Condensed Consolidated Statements of Income. During the six months ended October 31, 2014 and 2013 pre-tax actuarial losses of approximately $3.9 million and $7.2 million, respectively, were amortized.

5.     Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2014	2013	2014	2013

Weighted average shares outstanding	59,215	58,846	59,205	58,765
Less: Unearned restricted shares	(253)	(311)	(245)	(278)
Shares used for basic earnings per share	58,962	58,535	58,960	58,487
Dilutive effect of stock options and other stock awards	794	881	817	807
Shares used for diluted earnings per share	59,756	59,416	59,777	59,294

Since their inclusion in the calculation of diluted earnings per share would have been anti-dilutive, options to purchase 185,860 shares of Class A Common Stock have been excluded for both the three and six months ended October 31, 2014 and 715,952 and 1,125,120 shares of Class A Common Stock have been excluded for the three and six months ended October 31, 2013, respectively. In addition, for the six months ended October 31, 2013, 5,000 unearned restricted shares have been excluded as their inclusion would have been anti-dilutive.

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

CrossKnowledge results reflect three and four months of operations for the three and six months ended October 31, 2014, respectively and are reported on a two-month lag to facilitate accurate reporting. For the three and six months ended October 31, 2014, CrossKnowledge’s revenue included in Wiley’s results was $11.3 million and $15.3 million, respectively, and CrossKnowledge’s operating loss included in Wiley’s results was $0.7 million and $0.9 million, respectively. The $166 million purchase price was allocated to identifiable long-lived intangible assets ($63.0 million), mainly customer relationships and content; technology ($6.3 million); long-term deferred tax liabilities ($21.5 million); negative working capital ($4.3 million); and goodwill ($122.5 million). The fair value of intangible assets and technology acquired was based on management’s assessment performed with the assistance of a third party valuation consultant. Goodwill represents the excess of the purchase price over the fair value of net assets acquired and comprises the estimated value of CrossKnowledge’s workforce, unidentifiable intangible assets and the fair value of expected synergies. None of the goodwill is deductible for tax purposes. The identifiable long-lived intangible assets are primarily amortized over a weighted average estimated useful life of approximately 15 years. The acquisition was funded through the use of the Company’s existing credit facility and available cash balances. The Company expects to finalize its purchase accounting for CrossKnowledge by April 30, 2015.

Profiles International:

On April 1, 2014, the Company acquired all of the stock of Profiles International (“Profiles”) for approximately $47.5 million in cash, net of cash acquired.  Profiles provides pre-employment assessment and selection tools that enable employers to optimize candidate selections and develop the full potential of their employees. Solutions include pre-hire assessments, including those designed to measure and match personality, knowledge, skills, managerial fit, loyalty, and values; and post-hire assessments, focused on measuring sales and managerial effectiveness, employee performance and career potential. Founded in 1991 and based in Waco, Texas, Profiles has served more than 40,000 enterprise clients and millions of end users in over 120 countries, with assessments available in 32 languages. Profiles reported approximately $27 million of revenue and approximately $5 million of operating income in its fiscal year ended December 31, 2013. The $47.5 million purchase price was allocated to identifiable long-lived intangible assets ($22.9 million), mainly customer relationships and assessment content; technology ($2.7 million); long-term deferred tax liabilities ($9.4 million); a credit to short-term deferred tax assets ($1.9 million); negative working capital ($6.7 million) and goodwill ($39.9 million). The fair value of intangible assets and technology acquired was based on management’s assessment performed with the assistance of a third party valuation consultant. Goodwill represents the excess of the purchase price over the fair value of net assets acquired and comprises the estimated value of Profile’s workforce, unidentifiable intangible assets and the fair value of expected synergies. None of the goodwill is deductible for tax purposes. The Company expects to finalize its purchase accounting for Profiles by January 31, 2015. Profiles contributed $5.9 million and $11.4 million to the Company’s revenue for the three and six months ended October 31, 2014, respectively.

Unaudited proforma financial information has not been presented since the effects of the acquisitions were not material.

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

The following tables summarize the pre-tax restructuring charges related to this program, which are reflected in Restructuring Charges (Credits) in the Condensed Consolidated Statements of Income (in thousands):

	For the Three			Cumulative
	Months Ended	For the Six Months		Charges
	October 31,	Ended October 31,		Incurred to Date
	2013	2014	2013
Charges (Credits) by Segment:
Research	$3,401	$(185)	$5,372	$10,485
Professional Development	2,114	245	5,667	18,389
Education	210	51	258	2,059
Shared Services	9,591	(266)	11,774	36,086
Total Restructuring Charges	$15,316	$(155)	$23,071	$67,019

Charges (Credits) by Activity:
Severance	$9,900	$641	$14,931	$46,309
Process reengineering consulting	3,100	(145)	5,611	11,029
Other activities	2,316	(651)	2,529	9,681
Total Restructuring Charges	15,316	$(155)	$23,071	$67,019

There were no restructuring charges (credits) for the three months ended October 31, 2014. The amounts reflected above for the six months ended October 31, 2014 reflect true-ups to the previously estimated accrued restructuring charges.

The following table summarizes the activity for the Restructuring and Reinvestment Program liability for the six months ended October 31, 2014 (in thousands):

				Foreign
	April 30,	Charges		Translation &	October 31,
	2014	(Credits)	Payments	Reclassifications	2014

Severance	$29,255	$641	$(14,027)	$(85)	$15,784
Process reengineering consulting	722	(145)	(577)	-	-
Other activities	4,995	(651)	(1,663)	(63)	2,618
Total	$34,972	$(155)	$(16,267)	$(148)	$18,402

The restructuring liability for accrued Severance costs is reflected in Accrued Employment Costs in the Condensed Consolidated Statements of Financial Position. Approximately $0.2 million and $2.4 million of the Other Activities are reflected in Other Accrued Liabilities and Other Long-Term Liabilities, respectively.

The Company expects to record a restructuring charge of approximately $18 million in the third quarter of fiscal year 2015. Roughly half of the expected charge is related to the completion of facility consolidations and dispositions in connection with prior restructuring actions. The restructuring charge will also include severance costs for reorganization and consolidation plans, primarily in Research and books.

8.     Impairment Charges

In the second quarter of fiscal year 2014, the Company terminated a multi-year software development program for an internal operations application due to a change in the Company’s longer-term enterprise systems plans. As a result, the Company recorded an asset impairment charge for previously capitalized software costs related to the program of $4.8 million.

9.     Segment Information

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

As part of Wiley’s restructuring and reorganization program, during the first quarter of fiscal year 2015, the Company consolidated certain decentralized business functions (Content Management, Vendor Procurement Services, Marketing Services, etc.) into Shared Service and Administrative functions. These newly centralized service groups are part of the Company’s plan to reduce costs through efficiencies gained from standardized technology and centralized management. The costs of these functions were previously reported as direct operating expenses in each business segment but will now be reported within the shared service functions. Prior year amounts have been restated to reflect the same reporting methodology.  The Company uses occupied square footage of space; number of employees; units shipped; specific identification/activity-based; gross profit; revenue and number of invoices to allocate shared service costs to each business segment.

Segment information is as follows (in thousands):
	For the Three Months		For the Six Months
	Ended October 31,		Ended October 31,
	2014	2013	2014	2013
RESEARCH
Revenue	$264,825	$252,947	$519,695	$498,735

Direct Contribution to Profit	$121,577	$112,854	$235,428	$222,861
Allocated Shared Services and Administrative Costs:
Distribution and Operation Services	(11,449)	(11,828)	(23,419)	(23,395)
Technology and Content Management	(25,314)	(24,843)	(51,186)	(51,081)
Occupancy and Other	(6,061)	(6,519)	(12,219)	(12,972)
Contribution to Profit	$78,753	$69,664	$148,604	$135,413

PROFESSIONAL DEVELOPMENT
Revenue	$105,667	$92,545	$197,994	$176,631

Direct Contribution to Profit	$36,799	$34,972	$69,140	$61,189
Allocated Shared Services and Administrative Costs:
Distribution and Operation Services	(7,991)	(9,503)	(16,270)	(19,156)
Technology and Content Management	(11,953)	(12,969)	(22,797)	(26,038)
Occupancy and Other	(7,130)	(4,996)	(12,750)	(9,761)
Contribution to Profit (Loss)	$9,725	$7,504	$17,323	$6,234

EDUCATION
Revenue	$106,480	$103,661	$197,200	$184,807

Direct Contribution to Profit	$40,154	$40,484	$68,306	$64,630
Allocated Shared Services and Administrative Costs:
Distribution and Operation Services	(3,226)	(3,848)	(6,545)	(7,889)
Technology and Content Management	(13,828)	(11,407)	(26,815)	(23,044)
Occupancy and Other	(3,595)	(3,044)	(6,770)	(6,046)
Contribution to Profit	$19,505	$22,185	$28,176	$27,651

Total Contribution to Profit	$107,983	$99,353	$194,103	$169,298
Unallocated Shared Services and Administrative Costs	(31,979)	(49,166)	(68,469)	(83,547)
Operating Income	$76,004	$50,187	$125,634	$85,751

The following table reflects total shared services and administrative costs by function, which are allocated to business segments based on the methodologies described above:

	For the Three Months		For the Six Months
	Ended October 31,		Ended October 31,
Total Shared Services and Administrative Costs:	2014	2013	2014	2013
Distribution & Operation Services	$22,443	$25,281	$46,119	$50,516
Technology & Content Management	59,452	59,820	121,831	119,707
Finance	12,817	13,457	26,552	26,242
Other Administration	27,814	25,188	53,004	49,904
Restructuring Charges (Credits) (see Note 7)	-	14,377	(266)	16,560
Total	$122,526	$138,123	$247,240	$262,929

In the first quarter of fiscal year 2015, the Company modified its segment product/service revenue categories to reflect recent changes to the business, including acquisitions and restructuring. All prior periods have been revised to reflect the new categorization as follows:

	For the Three Months		For the Six Months
	Ended October 31,		Ended October 31,
Total Revenue by Product/Service:	2014	2013	2014	2013
Research Communications	$209,807	$191,510	$410,521	$380,624
Books and Custom Print Products	170,541	183,550	342,106	350,392
Education Services (Deltak)	19,699	16,551	35,935	31,251
Talent Solutions	26,440	8,554	43,616	15,141
Course Workflow Solutions (WileyPlus)	18,397	15,916	19,711	17,012
Other	32,088	33,072	63,000	65,753
Total	$476,972	$449,153	$914,889	$860,173

10.	Inventories

Inventories were as follows (in thousands):
	As of October 31,		As of April 30,
	2014	2013	2014

Finished goods	$54,766	$63,801	$62,071
Work-in-process	7,132	6,430	6,041
Paper, cloth and other	4,640	7,421	5,476
	$66,538	$77,652	$73,588
Inventory value of estimated sales returns	9,420	9,418	6,774
LIFO reserve	(5,017)	(5,702)	(4,867)
Total inventories	$70,941	$81,368	$75,495

11.	Intangible Assets

Intangible assets consisted of the following (in thousands):
	As of October 31,		As of April 30,
	2014	2013	2014
Intangible assets with indefinite lives:
Brands and trademarks	$159,266	$159,557	$164,202
Content and publishing rights	98,261	106,644	106,898
	$257,527	$266,201	$271,100

Net intangible assets with determinable lives:
Content and publishing rights	$521,416	$529,218	$535,827
Customer relationships	193,969	152,392	162,295
Brands and trademarks	18,845	12,888	14,716
Covenants not to compete	861	889	723
	$735,091	$695,387	$713,561
Total	$992,618	$961,588	$984,661

12.   Income Taxes

The effective tax rate for the first six months of fiscal year 2015 was 26.2% compared to 10.7% in the prior year. During the first quarter of fiscal year 2014, the Company recorded non-cash deferred tax benefits of $10.6 million ($0.18 per share), principally associated with new tax legislation enacted in the United Kingdom (“U.K”) that reduced the U.K. statutory income tax rates by 3%. The benefits reflect the measurement of all applicable U.K. deferred tax balances to the new income tax rates of 21% effective April 1, 2014 and 20% effective April 1, 2015. Excluding the impact of the deferred tax benefit described above, the Company’s effective tax rate increased from 23.9% to 26.1% principally due to a $1.5 million net tax reserve release recorded in the second quarter of fiscal year 2014.

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

In May 2012, as part of its routine tax audit process, the German tax authorities filed a challenge to the Company’s tax position with respect to the amortization of certain stepped-up assets. The Company filed an appeal with the local finance court in September 2014.  Under German tax law, the Company must pay all contested taxes and the related interest to have the right to defend its position. As a result, the Company made deposits of 3 million and 8 million euros in the first six months of fiscal years 2015 and 2014, respectively, related to amortization claimed on certain “stepped-up” assets. The Company has made all required payments to date with total deposits paid of 45 million euros through October 31, 2014. The Company expects that it will be required to deposit additional amounts up to 12 million euros plus interest for tax returns to be filed in future periods until the issue is resolved.

In October 2014, the Company received an unfavorable decision from the local finance court and is in the process of appealing the court decision. The Company’s management and its advisors still believe that it is “more likely than not” to successfully defend that the tax treatment was proper and in accordance with German tax regulations, as such the Company has not recorded any charges related to the loss of the step-up benefit. The Company expects to file its appeal in January 2015 and resolution of the appeal could take up to several years. If the Company is ultimately successful, as expected, the tax deposits will be returned with 6% simple interest, based on current German legislation. As of October 31, 2014, the USD equivalent of the deposit and accrued interest was $64.0 million, which is recorded as Income Tax Deposits on the Condensed Consolidated Statements of Financial Position. The Company records the accrued interest at 6% within the Provision for Income Taxes in the Condensed Consolidated Statements of Income.

13.	Retirement Plans

The components of net pension expense for the company’s global defined benefit plans were as follows (in thousands):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2014	2013	2014	2013

Service Cost	$1,588	$2,004	$3,141	$3,962
Interest Cost	7,638	7,326	15,189	14,664
Expected Return on Plan Assets	(9,112)	(8,977)	(17,977)	(17,888)
Net Amortization of Prior Service Cost	(30)	31	(3)	61
Recognized Net Actuarial Loss	1,946	3,602	3,838	7,059
Net Pension Expense	$2,030	$3,986	$4,188	$7,858

As disclosed in the Company’s fiscal year 2013 Form 10-K, in March 2013 the Company’s Board of Directors approved plan amendments that froze the U.S. Employees’ Retirement Plan, Supplemental Benefit Plan, and Supplemental Executive Retirement Plan, defined benefit plans effective June 30, 2013. As a result of freezing the U.S. defined benefit plans, the Company changed the amortization period from the average expected future service period of active plan participants to the average expected life of plan participants. Employer defined benefit pension plan contributions were $2.2 million and $2.5 million for the three months ended October 31, 2014 and 2013, respectively and $5.0 million and $5.5 million for the six months ended October 31, 2014 and 2013, respectively. Contributions for employer defined contribution plans were approximately $2.8 million and $2.4 million for the three months ended October 31, 2014 and 2013 respectively, and $8.9 million and $4.7 million for the six months ended October 31, 2014 and 2013, respectively.

14. Debt and Available Credit Facilities

On October 31, 2014, the Company entered into a new U.S. dollar facility with TD Bank, N.A. which is equally ranked with the Company’s existing agreement with Bank of America - Merrill Lynch and The Royal Bank of Scotland plc. The new agreement consists of a $50 million 364-day revolving credit facility. The facility was fully drawn as of October 31, 2014. The borrowing rate is LIBOR plus an applicable margin ranging from 0.80% to 1.40%, and a facility fee will be due on any undrawn amounts ranging from 0.125% to 0.30%, both depending on the Company consolidated leverage ratio, as defined. The credit agreement contains certain restrictive covenants related to the Company’s consolidated leverage ratio and interest coverage ratio, which the Company was in compliance with as of October 31, 2014. The proceeds of the new revolving credit facility were used to pay a portion of the Company’s existing revolving credit facility and meet seasonal operating cash requirements.

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

Interest Rate Contracts:

The Company had $798.1 million of variable rate loans outstanding at October 31, 2014, which approximated fair value. As of October 31, 2014 and 2013, the interest rate swap agreements maintained by the Company were designated as fully effective cash flow hedges as defined under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging”.  As a result, there was no impact on the Company’s Condensed Consolidated Statements of Income for changes in the fair value of the interest rate swaps. Under ASC 815, fully effective derivative instruments that are designated as cash flow hedges have changes in their fair value recorded initially within Accumulated Other Comprehensive Loss in the Condensed Consolidated Statements of Financial Position. As interest expense is recognized based on the variable rate loan agreements, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated Other Comprehensive Loss to Interest Expense in the Condensed Consolidated Statements of Income. It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.

On August 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.65% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a two-year period ending August 15, 2016. As of October 31, 2014, the notional amount of the interest rate swap was $150.0 million.

On January 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.47% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a two-year period ending January 15, 2016. As of October 31, 2014, the notional amount of the interest rate swap was $150.0 million.

On March 30, 2012, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.645% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a three-year period ending March 31, 2015. As of October 31, 2014, the notional amount of the interest rate swap was $150.0 million.

The Company records the fair value of its interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of October 31, 2014 and 2013 and April 30, 2014 was a deferred loss of $1.0 million, $1.0 million, and $1.0 million, respectively. Based on the maturity dates of the contracts, approximately $0.3 million and $0.7 million of the deferred losses as of October 31, 2014 and April 30, 2014 were recorded in Other Accrued Liabilities, with the remaining deferred losses in each period of $0.7 million and $0.3 million recorded in Other Long-Term Liabilities, respectively. The entire $1.0 million deferred loss as of October 31, 2013 was recorded in Other Long-Term liabilities. The pre-tax losses that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the three months ended October 31, 2014 and 2013 were $0.4 million and $0.3 million, respectively. The pre-tax losses that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the six months ended October 31, 2014 and 2013 were $0.8 million and $0.6 million, respectively.

Foreign Currency Contracts:

The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Gains (Losses) in the Condensed Consolidated Statements of Income, and carried at their fair value in the Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Gains (Losses). As of October 31, 2014 and 2013, the total notional amounts of the open forward contracts were 75 million euros and 43 million euros, respectively. The Company did not maintain any open forward contracts as of April 30, 2014. During the first six months of fiscal years 2015 and 2014, the Company did not designate any forward contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities.

As of October 31, 2014 and 2013, the fair values of the open forward exchange contracts were a loss of approximately $4.2 million and a gain of $0.1 million, respectively, and recorded within Other Accrued Liabilities and the Prepaid and Other line item, respectively, in the Condensed Consolidated Statements of Financial Position. The fair values were measured on a recurring basis using Level 2 inputs. For the three and six months ended October 31, 2014 and 2013, the gains (losses) recognized on the forward contracts were $(0.2) million, $0.1 million, $(4.2) million and $(0.1) million, respectively.

16.	Corporate Headquarters Lease Renewal

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – SECOND QUARTER ENDED OCTOBER 31, 2014

Throughout this report, references to variances “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses.  Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location. For the second quarters of fiscal years 2015 and 2014, the average exchange rates to convert British pounds sterling to U.S. dollars were 1.64 and 1.58, respectively; the average exchange rates to convert euros into U.S. dollars were 1.30 and 1.34, respectively; and the average exchange rates to convert Australian dollars to U.S. dollars were 0.91 and 0.93, respectively. Unless otherwise noted, all variance explanations below are on a currency neutral basis.

For the Company’s recent international acquisition CrossKnowledge Group, Ltd. (“CrossKnowledge”), financial results reflect three months of operations, but are reported on a two-month lag to facilitate accurate reporting. No events related to CrossKnowledge occurred during September or October which would materially affect the financial position of the Company.

Revenue:

Revenue for the second quarter of fiscal year 2015 increased 6% to $477.0 million.  The increase mainly reflects incremental revenue from the acquisitions of CrossKnowledge ($11 million) and Profiles International (“Profiles”) ($6 million), the sale of a backfile license ($10 million), journal subscriptions ($4 million), growth in Education custom products and WileyPLUS workflow solutions ($4 million) and Deltak Education Services ($3 million) and Professional Development online test preparation and certification ($3 million), partially offset by lower print book revenue in all three businesses ($14 million).

Cost of Sales and Gross Profit:

Cost of sales for the second quarter of fiscal year 2015 increased 3% to $134.5 million.  The increase mainly reflects higher royalty rates on society owned journals ($3 million) and  incremental costs from acquisitions ($2 million), partially offset by other mainly cost savings initiatives ($2 million).

Gross profit for the second quarter of fiscal year 2015 of 71.8% was 80 basis points higher than prior year due to growth in digital sales in Education and Research (80 basis points), incremental revenue from higher margin acquisitions (60 basis points) and cost savings initiatives, partially offset by higher royalty rates on society owned journals (90 basis points).

Operating and Administrative Expenses:

Operating and administrative expenses for the second quarter of fiscal year 2015 increased 7% to $253.3 million, or 6% excluding the unfavorable impact of foreign exchange.  The increase was mainly driven by incremental operating and administrative expenses from acquisitions ($15 million), Education Services’ (Deltak) program growth ($3 million), and other, mainly technology investments in internal systems and digital platforms ($3 million), partially offset by restructuring and other cost savings ($7 million).

Restructuring Charges:

In the second quarter of fiscal year 2014, the Company recorded pre-tax restructuring charges of $15.3 million, or $0.17 per share, which are described in more detail below. There were no restructuring charges or credits recorded for the three months ended October 31, 2014.

The following tables summarize the pre-tax restructuring charges related to this program, which are reflected in Restructuring Charges (Credits) in the Condensed Consolidated Statements of Income (in thousands):

	For the Three Months	Cumulative Charges
	Ended October 31, 2013	Incurred to Date
Charges by Segment:
Research	$3,401	$10,485
Professional Development	2,114	18,389
Education	210	2,059
Shared Services	9,591	36,086
Total Restructuring Charges	$15,316	$67,019

Charges by Activity:
Severance	$9,900	$46,309
Process reengineering consulting	3,100	11,029
Other activities	2,316	9,681
Total Restructuring Charges	$15,316	$67,019

The cumulative charge recorded to-date related to the Restructuring and Reinvestment program of $67.0 million is expected to be fully recovered by the end of fiscal year 2015. The Company expects to record a restructuring charge of approximately $18 million in the third quarter of fiscal year 2015.  Roughly half of the expected charge is related to the completion of facility consolidations and dispositions in connection with prior restructuring actions. The restructuring charge will also include severance costs for reorganization and consolidation plans, primarily in Research and books.

Impairment Charges

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

Amortization of Intangibles:

Amortization of intangibles increased $2.1 million to $13.1 million in the second quarter of fiscal year 2015 and was mainly driven by the acquisitions.

Interest Expense/Income, Foreign Exchange and Other:

Interest expense for the second quarter of fiscal year 2015 increased $1.1 million to $4.5 million.  The increase was driven by higher average debt mainly due to acquisition financing and higher interest rates.  The Company’s average cost of borrowing in the second quarters of fiscal years 2015 and 2014 was 1.9% and 1.8%, respectively.  In the second quarters of fiscal years 2015 and 2014, the Company recognized foreign exchange transaction gains (losses) of $0.2 million and ($0.6) million, respectively.  Interest income and other in the second quarters of fiscal years 2015 and 2014 was $1.1 million and $0.5 million, respectively.

Provision for Income Taxes:

The effective tax rate for the second quarter of fiscal year 2015 was 26.1% compared to 22.5% in the prior year. The increase was principally due to a higher proportion of income from high tax jurisdictions (United States) in the current year, partially offset by lower U.K. income tax rates. Prior year results included proportionately higher restructuring charges  related to U.S. operations.

Earnings Per Share:

Earnings per diluted share for the second quarter of fiscal year 2015 increased 48% to $0.90 per share.  Excluding the impact of the prior year restructuring ($0.17 per share) and impairment charges ($0.06 per share) and the unfavorable impact of foreign exchange ($0.01 per share), earnings per diluted share increased 8%. The increase was mainly driven by revenue growth in Research and company-wide cost savings resulting from restructuring, partially offset by investment in Education Services (Deltak) partnership and program development and the dilutive impact of the recent Talent Solutions acquisitions.

SECOND QUARTER SEGMENT RESULTS

As part of Wiley’s restructuring and reorganization program, in the first quarter of fiscal year 2015, the Company consolidated certain decentralized business functions (Content Management, Vendor Procurement Services, Marketing Services, etc.) into global shared service functions. These newly centralized service groups enable significant cost reduction opportunities, including efficiencies gained from standardized technology and centralized management. The costs of these functions were previously reported as direct operating expenses in each business segment but are now reported within the shared service functions. In addition, the Company has modified its segment product/service revenue categories to reflect recent changes to the business. Prior year amounts have been restated to reflect the same reporting methodology.

	For the Three Months
	Ended October 31,			% change
RESEARCH:	2014	2013	% change	w/o FX (a)

Revenue:
Research Communication:
Journal Subscriptions	$168,315	$164,119	3%	2%
Funded Access	5,067	3,857	31%	30%
Other Journal Revenue	36,425	23,534	55%	55%
	209,807	191,510	10%	9%
Books and References:
Print Books	26,843	31,069	-14%	-14%
Digital Books	9,957	9,383	6%	6%
	36,800	40,452	-9%	-9%

Other Research Revenue	18,218	20,985	-13%	-13%

Total Revenue	$264,825	$252,947	5%	5%

Cost of Sales	(72,542)	(68,935)	5%	4%

Gross Profit	$192,283	$184,012	4%	5%
Gross Profit Margin	72.6%	72.7%

Direct Expenses	(63,509)	(60,793)	4%	4%
Amortization of Intangibles	(7,197)	(6,964)	3%	1%
Restructuring Charges (see Note 7)	-	(3,401)

Direct Contribution to Profit	$121,577	$112,854	8%	5%
Direct Contribution Margin	45.9%	44.6%

Shared Services and Administrative Costs:
Distribution and Operational Services	(11,449)	(11,828)	-3%	-4%
Technology and Content Management	(25,314)	(24,843)	2%	1%
Occupancy and Other	(6,061)	(6,519)	-7%	-7%

Contribution to Profit	$78,753	$69,664	13%	9%
Contribution Margin	29.7%	27.5%

(a) Adjusted to exclude the fiscal year 2014 Restructuring Charges

Revenue:

Research revenue for the second quarter of fiscal year 2015 increased 5% to $264.8 million.  Growth in Journal Subscriptions, Funded Access, Other Journal Revenue and Digital Books was partially offset by declines in Print Books and Other Research Revenue. Journal subscription revenue growth was driven by new titles ($1 million), new subscriptions ($1 million) and publication timing ($2 million). As of October 31, 2014, calendar year 2014 journal subscription renewals were up approximately 1.4% over calendar year 2013 on a constant currency basis with 99% of targeted business closed.

Funded Access revenue, which represents article publication fees that provide for free access to author articles on the Company’s website, grew $1.2 million in the second quarter.  Other Journal Revenue, which includes service charges for journal page counts and color charges and sales of journal licensing rights, backfiles and individual articles, increased 55% to $36.4 million principally due to the sale of a backfile license ($10 million) and journal content rights ($2 million).  Print Books declined 14% to $26.8 million, while Digital Books grew 6% to $10.0 million in the second quarter of fiscal year 2015. Other Research Revenue, which includes journal reprint revenue, advertising, book licensing rights, distribution services and the sale of protocols, declined 13% mainly due to lower journal reprint and advertising revenue.

Revenue by Region is as follows:
	For the Three Months
	Ended October 31,		% of	% change
	2014	2013	Revenue	w/o FX
Revenue by Region
Americas	$99.5	$98.0	38%	1%
EMEA	150.1	141.0	56%	6%
Asia-Pacific	15.2	13.9	6%	11%
Total Revenue	$264.8	$252.9	100%	5%

Cost of Sales:

Cost of sales for the second quarter of fiscal year 2015 increased 5% to $72.5 million. The increase mainly reflects higher royalties due to growth in backfile revenue ($2 million) and royalty rates on society owned journals ($3 million), partially offset by cost savings initiatives ($2 million).

Gross Profit:

Gross Profit Margin for the second quarter of fiscal year 2015 of 72.6% was essentially flat with the prior year as higher royalty rates on society owned journals were offset by inventory cost savings initiatives and lower cost digital sales.

Direct Expenses and Amortization:

Direct Expenses for the second quarter of fiscal year 2015 increased 4% to $63.5 million mainly driven by higher employment costs ($2 million) and higher editorial costs to support business growth ($1 million). Amortization of intangibles increased $0.2 million to $7.2 million in the second quarter of fiscal year 2015.

Contribution to Profit:

Contribution to Profit for the second quarter of fiscal year 2015 increased 13% to $78.8 million, or 9% excluding the unfavorable impact of foreign exchange and the prior year Restructuring Charges. Revenue growth and restructuring savings were partially offset by higher royalty rates on society journals. Contribution Margin increased 220 basis points to 29.7%, mainly due to higher margin digital revenue, restructuring charges in the prior year and restructuring saving in the current year.

Society Partnerships
•	3 new society journals were signed during the quarter with combined annual revenue of approximately $0.9 million
•	3 renewals/extensions were signed with approximately $0.8 million in combined annual revenue
•	2 journals were not renewed with combined annual revenue of approximately $0.4 million

Reorganization

In November 2014, the company announced plans to reorganize the Research segment. The reorganization will provide sharper focus in managing the portfolio of journal-related products and services.  The books-related portion of Research will be managed toward increasing operating synergies with the Professional Development books business.

Journal Agent Bankruptcy (Swets)

Swets Information Services, a global library subscription agent based in Amsterdam, declared bankruptcy in late September. While the bankruptcy had no material impact on the Company’s financial statements, future sourcing of journal subscriptions may be temporarily impacted. The impact to calendar year 2015 journal subscription revenue is expected to be on the order of $5 million.  Wiley continues to investigate the matter and will provide an update when it releases third quarter earnings.

	For the Three Months
	Ended October 31,			% change
PROFESSIONAL DEVELOPMENT (PD):	2014	2013	% change	w/o FX (a)

Revenue:
Knowledge Services:
Print Books	$52,685	$59,794	-12%	-12%
Digital Books	14,465	13,980	3%	3%
Online Test Preparation and Certification	5,538	4,275	30%	30%
Other	6,539	5,942	10%	10%
	79,227	83,991	-6%	-6%
Talent Solutions:
Assessment	15,187	8,554	78%	78%
Online Learning and Training	11,253	-	-	-
	26,440	8,554	209%	209%

Total Revenue	$105,667	$92,545	14%	14%

Cost of Sales	(30,172)	(29,410)	3%	2%

Gross Profit	$75,495	$63,135	20%	20%
Gross Profit Margin	71.4%	68.2%

Direct Expenses	(35,175)	(24,409)	44%	44%
Amortization of Intangibles	(3,521)	(1,640)	115%	115%
Restructuring Charges (see Note 7)	-	(2,114)

Direct Contribution to Profit	$36,799	$34,972	5%	-1%
Direct Contribution Margin	34.8%	37.8%

Shared Services and Administrative Costs:
Distribution and Operational Services	(7,991)	(9,503)	-16%	-16%
Technology and Content Management	(11,953)	(12,969)	-8%	-9%
Occupancy and Other	(7,130)	(4,996)	43%	43%

Contribution to Profit	$9,725	$7,504	30%	2%
Contribution Margin	9.2%	8.1%

(a) Adjusted to exclude the fiscal year 2014 Restructuring Charges

Revenue:

PD revenue for the second quarter of fiscal year 2015 increased 14% to $105.7 million reflecting incremental revenue from the CrossKnowledge ($11 million) and Profiles ($6 million) acquisitions. Excluding revenue from both acquisitions, revenue decreased 4% as declines in print book sales exceeded growth in Online Test Preparation and Certification and other Assessment revenue. Other Knowledge Services Revenue, which includes the sales of licensing rights, subscription revenue and advertising and agency revenue increased 10% mainly due to the timing of licensing rights revenue.

Revenue by Region is as follows:
	For the Three Months
	Ended October 31,		% of	% change
	2014	2013	Revenue	w/o FX
Revenue by Region:
Americas	$73.2	$73.5	69%	3%
EMEA	26.6	13.3	25%	65%
Asia-Pacific	5.9	5.7	6%	0%
Total Revenue	$105.7	$92.5	100%	12%

Cost of Sales:

Cost of sales for the second quarter of fiscal year 2015 increased 3% to $30.2 million due to costs from new acquisitions ($2 million), partially offset by lower Print Book sales volume ($1 million).

Gross Profit:

Gross Profit Margin increased from 68.2% to 71.4% in the second quarter of fiscal year 2015.  The improvement was mainly driven by higher margin incremental revenue from the Profiles (160 basis points) and CrossKnowledge (160 basis points) acquisitions.

Direct Expenses and Amortization:

Direct Expenses for the second quarter of fiscal year 2015 increased 44% to $35.2 million.  The increase was driven by incremental operating expenses from acquisitions ($10 million), higher advertising costs ($1 million) and higher costs to support online test preparation and certification growth ($1 million), partially offset by restructuring and other cost savings ($2 million).  Amortization of Intangibles increased $1.9 million to $3.5 million in the second quarter of fiscal year 2015 principally due to the Profiles and CrossKnowledge acquisitions.

Contribution to Profit:

Contribution to Profit increased 30% to $9.7 million in the second quarter of fiscal year 2015, or 2% on a currency neutral basis and excluding the prior year Restructuring Charges.  The improvement was mainly driven by restructuring and other cost savings, partially offset by the dilutive impact of the CrossKnowledge acquisition. Contribution Margin improved 110 basis points to 9.2% in the second quarter of fiscal year 2015 due to restructuring savings in the current year, restructuring charges in the prior year partially offset by the impact of the CrossKnowledge acquisition.

Partnership

In September 2014, Wiley announced a strategic collaboration with SilverCloud Health, a global provider of online behavioral and wellness solutions. The partnership, which will provide a comprehensive range of therapeutic programs across behavioral health and long-term chronic disease management, brings together Wiley’s evidence-based psychological and wellness content and SilverCloud Health’s award-winning cloud-based technology platform. The first set of programs, to be released in 2015, will address Generalized Anxiety Disorder and Diabetes, conditions that affect more than 40 million people in the United States on a daily basis alone.

	For the Three Months
	Ended October 31,			% change
EDUCATION:	2014	2013	% change	w/o FX (a)

Revenue:
Books:
Print Textbooks	$41,778	$45,202	-8%	-6%
Digital Books	8,450	9,360	-10%	-10%
	50,228	54,562	-8%	-7%

Custom Products	16,363	14,762	11%	11%

Course Workflow Solutions (WileyPLUS)	18,397	15,916	17%	16%

Education Services (Deltak)	19,699	16,551	19%	19%

Other Education Revenue	1,793	1,870	-4%	-4%

Total Revenue	$106,480	$103,661	3%	3%

Cost of Sales	(31,826)	(32,007)	-1%	0%

Gross Profit	74,654	71,654	4%	5%
Gross Profit Margin	70.1%	69.1%

Direct Expenses	(32,119)	(28,579)	12%	12%
Amortization of Intangibles	(2,381)	(2,381)	0%	0%
Restructuring Charges (see Note 7)	-	(210)

Direct Contribution to Profit	$40,154	$40,484	-1%	0%
Direct Contribution Margin	37.7%	39.1%

Shared Service Costs:
Distribution and Operational Services	(3,226)	(3,848)	-16%	-16%
Technology and Content Management	(13,828)	(11,407)	21%	21%
Occupancy and Other	(3,595)	(3,044)	18%	18%

Contribution to Profit	$19,505	$22,185	-12%	-11%
Contribution Margin	18.3%	21.4%

(a)	Adjusted to exclude the fiscal year 2014 Restructuring Charges

Revenue:

Education revenue for the second quarter of fiscal year 2015 increased 3% to $106.5 million. The growth was driven by Deltak Education Services ($3 million), WileyPLUS Course Workflow Solutions ($3 million) and partially offset by a decrease in Books ($4 million). WileyPLUS revenue, which is earned ratably over the school semester, grew 17% during the second quarter of fiscal year 2015. Unearned deferred WileyPLUS revenue as of October 31, 2014 was $18.1 million as compared to $16.3 million as of October 31, 2013.

Education Services (Deltak) accounted for 19% of total Education revenue in the second quarter of fiscal year 2015 compared to 16% in the prior year. In the quarter, Education Services added the University of Birmingham as Wiley’s first European education services program partner. The university is the U.K.’s 11th largest, with over 19,000 undergraduate and 9,000 postgraduate students.  As of October 31, 2014, Deltak had 37 university partners, compared to 34 in the prior year period.  As of October 31, 2014, Deltak had 181 programs under contract (25 in development but not yet generating revenue) compared to 143 programs under contract in the prior year period (36 in development but not yet generating revenue).

Revenue by Region is as follows:
	For the Three Months
	Ended October 31,		% of	% change
	2014	2013	Revenue	w/o FX
Revenue by Region:
Americas	$87.4	$85.4	82%	3%
EMEA	6.6	6.9	6%	-6%
Asia-Pacific	12.5	11.4	12%	13%
Total Revenue	$106.5	$103.7	100%	3%

Cost of Sales:

Cost of Sales for the second quarter of fiscal year 2015 decreased 1% to $31.8 million, but was flat excluding the favorable impact of foreign exchange. Cost reduction initiatives in content development ($1 million) were offset by higher curriculum development cost in Education Services due to growth in new partners and programs ($1 million).

Gross Profit:

Gross Profit Margin for the second quarter of fiscal year 2015 improved 100 basis points to 70.1% principally due to cost saving initiatives and higher digital revenue.

Direct Expenses and Amortization:

Direct Expenses increased 12% to $32.1 million in the second quarter of fiscal year 2015. The increase was mainly driven by costs associated with growth in Education Services (Deltak) partner programs. Amortization of Intangibles was $2.4 million in the second quarters of fiscal years 2015 and 2014.

Contribution to Profit

Contribution to Profit for the second quarter of fiscal year 2015 decreased 12% to $19.5 million mainly due to continued investment in Education Services (Deltak) programs partially offset by revenue growth. Contribution Margin decreased 310 basis points to 18.3% in the second quarter of fiscal year 2015.

SHARED SERVICES AND ADMINISTRATIVE COSTS:

As part of Wiley’s restructuring and reorganization program, in the first quarter of fiscal year 2015 the Company consolidated certain decentralized business functions (Content Management, Vendor Procurement Services, Central Marketing, etc.) into global shared service functions. These newly centralized service groups enable significant cost reduction opportunities, including efficiencies gained from standardized technology and centralized management. The costs of these functions were previously reported as direct operating expenses in each business segment but are now reported within the shared service functions.  Prior year amounts have been restated to reflect the same reporting methodology.

	For the Three Months
	Ended October 31,			% change
	2014	2013	% change	w/o FX (a)

Distribution and Operation Services	$22,443	$25,281	-11%	-12%
Technology and Content Management	59,452	59,820	-1%	-1%
Finance	12,817	13,457	-5%	-5%
Other Administration	27,814	25,188	10%	10%
Restructuring Charges (see Note 7)	-	14,377
Total	$122,526	$138,123	-11%	-1%

(a) Adjusted to exclude the fiscal year 2014 Restructuring Charges

Shared Services and Administrative Costs for the second quarter of fiscal year 2015 decreased 11% to $122.5 million, or 1% on a currency neutral basis and excluding the prior year Restructuring Charges. Distribution and Operation Service costs decreased reflecting restructuring cost savings. Technology and Content Management costs decreased mainly due to restructuring and other cost savings ($4 million), partially offset by incremental costs from acquisitions ($2 million) and investments in internal systems and digital platforms ($1 million). Finance costs decreased mainly due to lower employment costs. Other Administration costs increased mainly due to incremental costs from the CrossKnowledge acquisition.

RESULTS OF OPERATIONS – SIX MONTHS ENDED OCTOBER 31, 2014

Throughout this report, references to variances “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses.  Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location. For the first six months of fiscal years 2015 and 2014, the average exchange rates to convert British pounds sterling to U.S. dollars were 1.67 and 1.56, respectively; the average exchange rates to convert euros into U.S. dollars were 1.33 and 1.32, respectively; and the average exchange rates to convert Australian dollars to U.S. dollars were 0.92 and 0.94, respectively. Unless otherwise noted, all variance explanations below are on a currency neutral basis.

For the Company’s recent international acquisition CrossKnowledge Group, Ltd. (“CrossKnowledge”), financial results reflect four months of operations and are reported on a two-month lag to facilitate accurate reporting. No events related to CrossKnowledge occurred during September or October which would materially affect the financial position of the Company.

Revenue:

Revenue for the first half of fiscal year 2015 increased 6% to $914.9 million, or 5% excluding the favorable impact of foreign exchange.  The increase mainly reflects incremental revenue from the acquisitions of CrossKnowledge ($15 million) and Profiles ($11 million), the sale of a backfile license ($10 million), growth in Education custom product and WileyPLUS workflow solutions ($7 million), journal subscriptions ($6 million), Deltak Education Services ($5 million) and funded access ($3 million), partially offset by lower print book revenue in all three businesses ($15 million).

Cost of Sales and Gross Profit:

Cost of sales for the first six months of fiscal year 2015 increased 3% to $258.6 million, or 2% excluding the unfavorable impact of foreign exchange. The increase mainly reflects higher royalty rates on society owned journals ($5 million), incremental costs from acquisitions ($3 million), revenue growth ($3 million), partially offset by cost savings initiatives ($7 million).

Gross profit for the first half of fiscal year 2015 of 71.7% was 80 basis points higher than prior year due to cost efficiencies and a higher proportion of digital sales (90 basis points) and higher margin revenue from acquisitions (50 basis points), partially offset by higher royalty rates on society owned journals (60 basis points).

Operating and Administrative Expenses:

Operating and administrative expenses for the first half of fiscal year 2015 increased 6% to $505.1 million.  The increase was mainly driven by incremental operating and administrative costs from acquisitions ($23 million); higher technology costs ($3 million) mainly due to investments in internal systems and digital platforms; Education Services’ (Deltak) program growth ($8 million) and higher employment and travel costs ($3 million); partially offset by restructuring and other cost savings ($13 million).

Restructuring (Credits) Charges:

In fiscal year 2013, the Company initiated a program (the “Restructuring and Reinvestment Program”) to restructure and realign its cost base with current and anticipated future market conditions.  The Company is targeting a majority of the cost savings achieved to improve margins and earnings, while the remainder will be reinvested in high growth digital business opportunities.

In the first half of fiscal years 2015 and 2014, the Company recorded pre-tax restructuring (credits) charges of ($0.2) million and $23.1 million, or $0.26 per share, respectively, which are described in more detail below:

The following tables summarize the pre-tax restructuring (credits) charges related to this program, which are reflected in Restructuring (Credits) Charges in the Condensed Consolidated Statements of Income (in thousands):

	For the Six Months		Cumulative Charges
	Ended October 31,		Incurred to Date
	2014	2013
Charges (Credits) by Segment:
Research	$(185)	$5,372	$10,485
Professional Development	245	5,667	18,389
Education	51	258	2,059
Shared Services	(266)	11,774	36,086
Total Restructuring (Credits) Charges	$(155)	$23,071	$67,019

Charges (Credits) by Activity:
Severance	$641	$14,931	$46,309
Process reengineering consulting	(145)	5,611	11,029
Other activities	(651)	2,529	9,681
Total Restructuring (Credits) Charges	$(155)	$23,071	$67,019

Charges (Credits) for the six months ended October 31, 2014 reflect true-ups to the previously estimated accrued restructuring charges. The cumulative charge recorded to-date related to the Restructuring and Reinvestment program of $67.0 million is expected to be fully recovered by the end of fiscal year 2015. The Company expects to record a restructuring charge of approximately $18 million in the third quarter of fiscal year 2015.  Roughly half of the expected charge is related to the completion of facility consolidations and dispositions in connection with prior restructuring actions. The restructuring charge will also include severance costs for reorganization and consolidation plans, primarily in Research and books.

Impairment Charges

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

Amortization of Intangibles:

Amortization of intangibles increased $3.9 million to $25.8 million in the first half of fiscal year 2015 and was mainly driven by the acquisitions.

Interest Expense/Income, Foreign Exchange and Other:

Interest expense for the first half of fiscal year 2015 increased $1.8 million to $8.7 million.  The increase was driven by higher average debt mainly due to acquisition financing and higher interest rates.  The Company’s average cost of borrowing in the first half of fiscal years 2015 and 2014 was 2.0% and 1.8%, respectively.  In the first six months of fiscal year 2014, the Company recognized a foreign exchange transaction gain of $0.3 million.  Interest income and other in the first half of fiscal years 2015 and 2014 was $1.4 million and $1.6 million, respectively.

Provision for Income Taxes:

The effective tax rate for the first six months of fiscal year 2015 was 26.2% compared to 10.7% in the prior year. During the first quarter of fiscal year 2014, the Company recorded non-cash deferred tax benefits of $10.6 million ($0.18 per share), principally associated with new tax legislation enacted in the United Kingdom (“U.K”) that reduced the U.K. statutory income tax rates by 3%. The benefits reflect the measurement of all applicable U.K. deferred tax balances to the new income tax rates of 21% effective April 1, 2014 and 20% effective April 1, 2015. Excluding the impact of the deferred tax benefit described above, the Company’s effective tax rate increased from 23.9% to 26.2% principally due to a  greater proportion of income from high tax jurisdiction (United States) in the current year and a $1.5 million net tax reserve release recorded in the second quarter of fiscal year 2014, partially offset by lower U.K. income tax rates. Prior year results included proportionately higher restructuring charges   related to U.S. operations.

Earnings Per Share:

Earnings per diluted share for the first half of fiscal year 2015 increased 20% to $1.46 per share.  Excluding the impact of the prior year restructuring and impairment ($0.32 per share) charges and the prior year deferred tax benefit related to the change in the U.K. corporate income tax rate ($0.18 per share), earnings per diluted share increased 8%.  The increase was mainly driven by revenue growth in Education and Research and company-wide savings resulting from restructuring, partially offset by the dilutive impact of the Talent Solutions acquisitions and investments in Education Services (Deltak) programs.

SEGMENT RESULTS FOR THE SIX MONTHS ENDED OCTOBER 31, 2014

As part of Wiley’s restructuring and reorganization program, in the first quarter of fiscal year 2015, the Company consolidated certain decentralized business functions (Content Management, Vendor Procurement Services, Marketing Services, etc.) into global shared service functions. These newly centralized service groups enable significant cost reduction opportunities, including efficiencies gained from standardized technology and centralized management. The costs of these functions were previously reported as direct operating expenses in each business segment but are now reported within the shared service functions. In addition, the Company has modified its segment product/service revenue categories to reflect recent changes to the business. Prior year amounts have been restated to reflect the same reporting methodology.

	For the Six Months
	Ended October 31,			% change
RESEARCH:	2014	2013	% change	w/o FX (a)

Revenue:
Research Communication:
Journal Subscriptions	$337,138	$324,339	4%	2%
Funded Access	10,496	7,191	46%	41%
Other Journal Revenue	62,887	49,094	28%	26%
	410,521	380,624	8%	6%
Books and References:
Print Books	52,915	58,493	-10%	-11
Digital Books	19,213	18,952	1%	-1%
	72,128	77,445	-7%	-9%

Other Research Revenue	37,046	40,666	-9%	-10%

Total Revenue	$519,695	$498,735	4%	2%

Cost of Sales	(141,538)	(135,543)	4%	2%

Gross Profit	$378,157	$363,192	4%	2%
Gross Profit Margin	72.8%	72.8%

Direct Expenses	(128,354)	(121,149)	6%	3%
Amortization of Intangibles	(14,560)	(13,810)	5%	1%
Restructuring Credits (Charges) (see Note 7)	185	(5,372)

Direct Contribution to Profit	$235,428	$222,861	6%	2%
Direct Contribution Margin	45.3%	44.7%

Shared Services and Administrative Costs:
Distribution and Operational Services	(23,419)	(23,395)	0%	-3%
Technology and Content Management	(51,186)	(51,081)	0%	-2%
Occupancy and Other	(12,219)	(12,972)	-6%	-8%

Contribution to Profit	$148,604	$135,413	10%	5%
Contribution Margin	28.6%	27.2%

(a) Adjusted to exclude the fiscal year 2015 and 2014 Restructuring Credits (Charges)

Revenue:

Research revenue for the first six months of fiscal year 2015 increased 4% to $519.7 million, or 2% excluding the favorable impact of foreign exchange.  Growth in Journal Subscriptions, Funded Access and Other Journal Revenue was partially offset by declines in Print Books and Other Research Revenue. Journal subscription revenue growth was driven by new titles ($2 million), new subscriptions ($2 million) and other mainly publication timing ($1 million). As of October 31, 2014, calendar year 2014 journal subscription renewals were up approximately 1.4% over calendar year 2013 on a constant currency basis.

Funded Access revenue, which represents article publication fees that provide for free access to author articles on the Company’s website, grew $3.3 million in the first half of fiscal year 2015.  Other Journal Revenue, which includes service charges for journal page counts and color charges and sales of journal licensing rights and backfiles and individual articles, increased 28% to $62.9 million principally due the sale of a backfile license ($10 million) and journal rights ($1 million). Print Books declined 10% to $52.9 million, while Digital Books revenue of $19.2 million was essentially flat with the prior year. Other Research Revenue, which includes journal reprint revenue, advertising, book licensing rights, distribution services and the sale of protocols, declined 9% mainly due to lower journal reprint ($2 million) and advertising ($1 million) revenue.

Revenue by Region is as follows:
	For the Six Months
	Ended October 31,		% of	% change
	2014	2013	Revenue	w/o FX
Revenue by Region
Americas	$198.5	$197.7	38%	0%
EMEA	293.2	274.0	57%	3%
Asia-Pacific	28.0	27.0	5%	5%
Total Revenue	$519.7	$498.7	100%	2%

Cost of Sales:

Cost of sales for the first six months of fiscal year 2015 increased 4% to $141.5 million, or 2% excluding the unfavorable impact of foreign exchange.  The increase was mainly driven by journal revenue growth ($2 million) and higher digital revenue and cost savings initiatives ($5 million), partially offset by higher royalty rates on society journals ($5 million).

Gross Profit:

Gross Profit Margin for the first half of fiscal year 2015 of 72.8% was flat with the prior year as higher royalty rates on society owned journals (110 basis points) were offset by inventory cost savings initiatives and lower cost digital sales.

Direct Expenses and Amortization:

Direct Expenses for the first six months of fiscal year 2015 increased 6% to $128.4 million, or 3% excluding the unfavorable impact of foreign exchange.  The increase was mainly driven by higher employment costs ($3 million) and higher editorial costs to support business growth ($1 million). Amortization of Intangibles increased $0.8 million to $14.6 million in the first six months of fiscal year 2015, but was flat excluding the unfavorable impact of foreign exchange.

Contribution to Profit:

Contribution to Profit for the first six months of fiscal year 2015 increased 10% to $148.6 million, or 5% excluding the favorable impact of foreign exchange and the current and prior year Restructuring Credits (Charges).  Revenue growth from the sale of a backfile licence and journal subscriptions and restructuring savings were partially offset by higher employment costs and royalty rates on society owned journals.  Contribution Margin increased 140 basis points to 28.6%, but was flat on a currency neutral basis and excluding the Restructuring Credits (Charges).

Society Partnerships
•	5 new society journals were signed with combined annual revenue of approximately $1.2 million
•	10 renewals/extensions were signed with approximately $12.2 million in combined annual revenue
•	6 journals were not renewed with combined annual revenue of approximately $2.7 million

	For the Six Months
	Ended October 31,			% change
PROFESSIONAL DEVELOPMENT (PD):	2014	2013	% change	w/o FX (a)

Revenue:
Knowledge Services:
Print Books	$108,612	$116,102	-6%	-7%
Digital Books	24,964	25,637	-3%	-3%
Online Test Preparation and Certification	8,487	7,121	19%	19%
Other	12,315	12,630	-2%	-3%
	154,378	161,490	-4%	-5%
Talent Solutions:
Assessment	28,309	15,141	87%	87%
Online Learning and Training	15,307	-	-	-
	43,616	15,141	188%	188%

Total Revenue	$197,994	$176,631	12%	12%

Cost of Sales	(57,197)	(56,039)	2%	2%

Gross Profit	$140,797	$120,592	17%	16%
Gross Profit Margin	71.1%	68.3%

Direct Expenses	(64,981)	(50,409)	29%	28%
Amortization of Intangibles	(6,431)	(3,327)	93%	93%
Restructuring Charges (see Note 7)	(245)	(5,667)

Direct Contribution to Profit	$69,140	$61,189	13%	3%
Direct Contribution Margin	34.9%	34.6%

Shared Services and Administrative Costs:
Distribution and Operational Services	(16,270)	(19,156)	-15%	-16%
Technology and Content Management	(22,797)	(26,038)	-12%	-13%
Occupancy and Other	(12,750)	(9,761)	31%	31%

Contribution to Profit	$17,323	$6,234	0%	48%
Contribution Margin	8.7%	3.5%

(a) Adjusted to exclude the fiscal year 2015 and 2014 Restructuring Charges

Revenue:

PD revenue for the first six months of fiscal year 2015 increased 12% to $198.0 million.  The increase reflected incremental revenue from the CrossKnowledge ($15 million) and Profiles ($11 million) acquisitions.  Excluding revenue from both acquisitions, revenue decreased 3% as declines in book sales exceeded growth in Online Test Preparation and Certification and other Assessment revenue.  Other Revenue, which includes the sales of licensing rights, subscription revenue and advertising and agency revenue, decreased 2% to $12.3 million in the first half of fiscal year 2015.

Revenue by Region is as follows:
	For the Six Months
	Ended October 31,		% of	% change
	2014	2013	Revenue	w/o FX
Revenue by Region:
Americas	$142.9	$139.3	72%	3%
EMEA	43.4	25.5	22%	65%
Asia-Pacific	11.7	11.8	6%	0%
Total Revenue	$198.0	$176.6	100%	12%

Cost of Sales:

Cost of sales for the first half of fiscal year 2015 increased 2% to $57.2 million as incremental cost of sales from acquisitions ($3 million) were partially offset by lower Print Book sales volume ($2 million).

Gross Profit:

Gross Profit Margin increased from 68.3% to 71.1% in the first six months of fiscal year 2015.  The improvement was mainly driven by higher margin revenue from the Profiles (155 basis points) and CrossKnowledge (125 basis points) acquisitions.

Direct Expenses and Amortization:

Direct Expenses for the first six months of fiscal year 2015 increased 29% to $65.0 million.  The increase was driven by incremental operating expenses from the acquisitions ($17 million), higher costs to support online test preparation and certification growth ($1 million) and merit increases ($1 million), partially offset by restructuring and other cost savings ($5 million). Amortization of Intangibles increased $3.1 million to $6.4 million in the first half of fiscal year 2015 principally due to the Profiles and CrossKnowledge acquisitions.

Contribution to Profit:

Contribution to Profit was $17.3 million in the first six months of fiscal year 2015, as compared to $6.2 million in the prior year.  Excluding the Restructuring Charges in each period, Contribution to Profit increased $5.7 million in the first six months of fiscal year 2015 mainly due to restructuring and other costs savings, partially offset by lower Print Book revenue and the dilutive impact of the Profiles and CrossKnowledge acquisitions. Contribution Margin was 8.7% in the first six months of fiscal year 2015, as compared to 3.5% in the prior year.  Excluding the Restructuring Charges in each period, Contribution Margin improved 220 basis points mainly due to restructuring and other cost savings.

CrossKnowledge Acquisition

On May 1, 2014, the Company acquired CrossKnowledge Group, Ltd. (“CrossKnowledge”) for approximately $166 million in cash, net of cash acquired. CrossKnowledge is a learning solutions provider focused on leadership and managerial skills development that offers subscription-based, digital learning solutions for global corporations, universities, and small and medium-sized enterprises. CrossKnowledge’s solutions include managerial and leadership skills assessments, courses, certifications, content and executive training programs that are delivered on a cloud-based platform providing over 17,000 learning objects in 17 languages. CrossKnowledge serves over five million end-users in 80 countries. CrossKnowledge reported approximately $37 million of revenue and approximately $5 million of operating income in its fiscal year ended June 30, 2013. CrossKnowledge results reflect four months of operations and are reported on a two-month lag to facilitate accurate reporting.

	For the Six Months
	Ended October 31,			% change
EDUCATION:	2014	2013	% change	w/o FX (a)

Revenue:
Books:
Print Textbooks	$86,313	$86,574	0%	0%
Digital Books	14,154	13,560	4%	4%
	100,467	100,134	0%	1%

Custom Products	35,935	31,074	16%	16%

Course Workflow Solutions (WileyPLUS)	19,711	17,012	16%	16%

Education Services (Deltak)	35,935	31,251	15%	15%

Other Education Revenue	5,152	5,336	-3%	-3%

Total Revenue	$197,200	$184,807	7%	7%

Cost of Sales	(59,859)	(58,561)	2%	3%

Gross Profit	137,341	126,246	9%	9%
Gross Profit Margin	69.6%	68.3%

Direct Expenses	(64,221)	(56,595)	13%	13%
Amortization of Intangibles	(4,763)	(4,763)	0%	0%
Restructuring Charges (see Note 7)	(51)	(258)

Direct Contribution to Profit	$68,306	$64,630	6%	6%
Direct Contribution Margin	34.6%	35.0%

Shared Service Costs:
Distribution and Operational Services	(6,545)	(7,889)	-17%	-17%
Technology and Content Management	(26,815)	(23,044)	16%	16%
Occupancy and Other	(6,770)	(6,046)	12%	12%

Contribution to Profit	$28,176	$27,651	2%	2%
Contribution Margin	14.3%	15.0%

(a)	Adjusted to exclude the fiscal year 2015 and 2014 Restructuring Charges

Revenue:

Education revenue for the first six months of fiscal year 2015 increased 7% to $197.2 million.  The growth was mainly driven by Deltak Education Services ($5 million), binder and custom print products ($5 million) and WileyPLUS Course Workflow Solutions ($3 million).  WileyPLUS revenue, which is earned ratably over the school semester, grew 16% during the first six months of fiscal year 2015. Unearned deferred WileyPLUS revenue as of October 31, 2014 was $18.1 million as compared to $16.3 million as of October 31, 2013. Book revenue grew 1% to $100.5 million as digital growth exceeded print book growth.

Education Services (Deltak) accounted for 18% of total Education revenue in the first half of fiscal year 2015 compared to 17% in the prior year.  At October 31, 2014, Deltak had 181 programs under contract (25 in development but not yet generating revenue) compared to 143 programs under contract at October 31, 2013 (36 in development but not yet generating revenue).

Revenue by Region is as follows:
	For the Six Months
	Ended October 31,		% of	% change
	2014	2013	Revenue	w/o FX
Revenue by Region:
Americas	$160.0	$148.9	81%	8%
EMEA	11.1	11.4	6%	-6%
Asia-Pacific	26.1	24.5	13%	9%
Total Revenue	$197.2	$184.8	100%	7%

Cost of Sales:

Cost of Sales for the first six months of fiscal year 2015 increased 2% to $59.9 million, mainly driven by higher sales volume ($3 million) and higher curriculum development costs associated with new Education Services (Deltak) partners and programs ($1 million), partially offset by cost savings initiatives ($3 million).

Gross Profit:

Gross Profit Margin for the first half of fiscal year 2015 improved 130 basis points to 69.6% principally due to cost savings initiatives and higher digital revenue (160 basis points), partially offset by Education Services (Delak) program growth (30 basis points).

Direct Expenses and Amortization:

Direct Expenses increased 13% to $64.2 million in the first half of fiscal year 2015. The increase was mainly driven by costs associated with growth in Education Services (Deltak) partner programs ($7 million). Amortization of Intangibles was $4.8 million in the second quarters of fiscal years 2015 and 2014.

Contribution to Profit:

Contribution to Profit for the first six months of fiscal year 2015 increased 2% to $28.2 million mainly due to the revenue growth and cost savings initiatives, partially offset by continued investment in Education Services (Deltak) programs. Contribution Margin decreased 70 basis points to 14.3% in the first six months of fiscal year 2015 mainly driven by continued investment in Education Services (Deltak).

SHARED SERVICES AND ADMINISTRATIVE COSTS:

As part of Wiley’s restructuring and reorganization program, in the first quarter of fiscal year 2015 the Company consolidated certain decentralized business functions (Content Management, Vendor Procurement Services, Central Marketing, etc.) into global shared service functions. These newly centralized service groups enable significant cost reduction opportunities, including efficiencies gained from standardized technology and centralized management. The costs of these functions were previously reported as direct operating expenses in each business segment but are now reported within the shared service functions.  Prior year amounts have been restated to reflect the same reporting methodology.

	For the Six Months
	Ended October 31,			% change
	2014	2013	% change	w/o FX (a)

Distribution and Operation Services	$46,119	$50,516	-12%	-10%
Technology and Content Management	121,831	119,707	2%	1%
Finance	26,552	26,242	1%	0%
Other Administration	53,004	49,904	6%	5%
Restructuring (Credits) Charges (see Note 7)	(266)	16,560
Total	$247,240	$262,929	-6%	-1%

(a)	Adjusted to exclude the fiscal year 2015 and 2014 Restructuring (Credits) Charges

Shared Services and Administrative Costs for the first six months of fiscal year 2015 decreased 6% to $247.2 million, or 1% on a currency neutral basis and excluding the Restructuring (Credits) Charges. Distribution and Operation Service costs decreased due to restructuring cost savings. Technology and Content Management costs increased mainly due to incremental costs from acquisitions ($4 million) and other investments in digital platforms and internal systems ($3 million), partially offset by Content Management restructuring and other cost savings ($7 million). Finance costs were flat as lower employment costs were offset by incremental costs from acquisitions. Other Administration costs increased mainly due to incremental costs from the CrossKnowledge acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Cash and Cash Equivalents balance was $198.9 million at the end of the second quarter of fiscal year 2015, compared with $149.7 million a year earlier. Cash Used for Operating Activities in the first six months of fiscal year 2015 increased $27.6 million to $94.1 million principally due to higher cash used for operating assets and liabilities ($27 million), higher payments related to the Company’s restructuring programs ($4 million) and higher royalty advance payments ($4 million), partially offset by lower income tax deposits paid to German tax authorities ($7 million). The higher use of cash from other operating assets and liabilities was mainly driven by higher accounts receivable ($24 million) due to a backfile license signed at the end of second quarter and lower cash collections, higher incentive compensation payments ($20 million) and higher employee retirement plan contributions ($4 million), partially offset by higher accrued income taxes ($20 million) due to higher taxable earnings and timing of payments.

Cash Used for Investing Activities for the first half of fiscal year 2015 was $217.6 million compared to $46.2 million in the prior year. The first half of fiscal year 2015 includes the acquisition of CrossKnowledge for approximately $166 million in cash, net of cash acquired.  The acquisition was funded through the use of the existing credit facility and available cash and did not have an impact on the Company’s ability to meet other operating, investing and financing needs.  During the first half of fiscal year 2015, the Company received $1.1 million of escrow proceeds from the sale of certain consumer publishing assets in fiscal year 2013 which represents the final amounts due to the Company from the sale of those assets.

Composition spending was $16.9 million in the first half of fiscal year 2015 compared to $19.3 million in the prior year. The decrease reflects lower spending in Education and Research due to cost reduction efficiencies and lower title counts. Cash used for technology, property and equipment was $29.6 million in the first six months of fiscal year 2015 compared to $26.2 million in the prior year.  The increase mainly reflects Deltak curriculum development costs due to growth in new partners and programs ($2 million) and costs associated with new systems development ($1 million).

Cash Provided by Financing Activities was $33.6 million in the first half of fiscal year 2015, as compared to a use of $73.6 million in the prior year. The Company’s net debt (debt less cash and cash equivalents) increased $102.4 million from the prior year. During the first six months of fiscal year 2015, net debt borrowings were $97.0 million compared to net debt repayments of $25.1 million in the prior year. The higher net borrowings in the first six months of fiscal year 2015 mainly reflect additional funds borrowed for acquisitions and other changes in working capital. The total notional amount of the interest rate swap agreements associated with the Company’s revolving credit facility was $450 million as of October 31, 2014.

To take advantage of more favorable interest rates available in the current market and due to the Company’s credit profile, on October 31, 2014, the Company entered into a new U.S. dollar facility with TD Bank, N.A. which is equally ranked with the Company’s existing agreement with Bank of America - Merrill Lynch and The Royal Bank of Scotland plc. The new agreement consists of a $50 million 364-day revolving credit facility. The facility was fully drawn as of October 31, 2014. The borrowing rate is LIBOR plus an applicable margin ranging from 0.80% to 1.40%, and a facility fee will be due on any undrawn amounts ranging from 0.125% to 0.30%, both depending on the Company consolidated leverage ratio, as defined. The credit agreement contains certain restrictive covenants related to the Company’s consolidated leverage ratio and interest coverage ratio, which the Company was in compliance with as of October 31, 2014. The proceeds of the new revolving credit facility were used to pay a portion of the Company’s existing revolving credit facility and meet seasonal operating cash requirements.

In the first half of fiscal year 2015, the Company repurchased 732,502 shares of common stock at an average price of $56.70 compared to 435,198 shares at an average price of $42.58 in the prior year.  In fiscal year 2015, the Company increased its quarterly dividend to shareholders by 16% to $0.29 per share versus $0.25 per share in the prior year. Lower proceeds from the exercise of stock options reflect a lower volume of stock option exercises in the first six months of fiscal year 2015 compared to the prior year.

The Company’s operating cash flow is affected by the seasonality and timing of receipts from its Research journal subscriptions and its Education business. Cash receipts for calendar year Research subscription journals occur primarily from December through April.  Reference is made to the Customer Credit Risk section, which follows, for a description of the impact on the Company as it relates to independent journal agents’ financial position and liquidity. Sales primarily in the U.S. higher education market tend to be concentrated in June through August, and again in November through January. Due to this seasonality, the Company normally requires increased funds for working capital from May through October.

Cash and Cash Equivalents held outside the U.S. were approximately $174.4 million as of October 31, 2014. The balances were comprised primarily of pound sterling, euros, and Australian dollars. Maintenance of these cash and cash equivalent balances outside the U.S. does not have a material impact on the liquidity or capital resources of the Company’s global, including U.S., operations. Cash and cash equivalent balances outside the U.S. may be subject to U.S. taxation, if repatriated. The Company intends to reinvest cash outside the U.S. except in instances where repatriating such earnings would result in no additional income tax.  Accordingly, the Company has not accrued for U.S. income tax on the repatriation of non-U.S. earnings.  It is not practical to determine the U.S. income tax liability that would be payable if such cash and cash equivalents were not indefinitely reinvested.

As of October 31, 2014, the Company had approximately $799.5 million of debt outstanding and approximately $204.7 million of unused borrowing capacity under its Revolving Credit and other facilities. The Company believes that its operating cash flow, together with its revolving credit facilities and other available debt financing, will be adequate to meet its operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair its ability to access these markets on terms commercially acceptable.  The Company does not have any off-balance-sheet debt.

The Company’s working capital can be negative due to the seasonality of its businesses. The primary driver of the negative working capital is unearned deferred revenue related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by the Company for a number of purposes including acquisitions; debt repayments; funding operations; dividend payments; and purchasing treasury shares. The deferred revenue will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of October 31, 2014 include $163.9 million of such deferred subscription revenue for which cash was collected in advance.

Projected capital spending for Technology, Property and Equipment and Composition for fiscal year 2015 is forecast to be approximately $80 million and $40 million, respectively, primarily to create new digital products and enhance system functionality that will drive future business growth. Projected spending for author advances, which is classified as an operating activity, for fiscal year 2015 is forecast to be approximately $110 million.

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

Interest Rates

The Company had $798.1 million of variable rate loans outstanding at October 31, 2014, which approximated fair value. On August 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.65% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a two-year period ending August 15, 2016. As of October 31, 2014, the notional amount of the interest rate swap was $150.0 million.

On August 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.65% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a two-year period ending August 15, 2016. As of October 31, 2014, the notional amount of the interest rate swap was $150.0 million.

On January 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.47% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a two-year period ending January 15, 2016. As of October 31, 2014, the notional amount of the interest rate swap was $150.0 million.

On March 30, 2012, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.645% and receives a variable rate of interest based on one month LIBOR (as defined) from the counterparty which is reset every month for a three-year period ending March 31, 2015. As of October 31, 2014, the notional amount of the interest rate swap was $150.0 million.

It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.  During the three and six months ended October 31, 2014, the Company recognized losses on its hedge contracts of approximately $0.4 million and $0.8 million, respectively, which are reflected in Interest Expense in the Condensed Consolidated Statements of Income.  At October 31, 2014, the fair value of the outstanding interest rate swaps was a deferred loss of $1.0 million. Based on the maturity dates of the contracts approximately $0.3 million and $0.7 million of the deferred loss was recorded in Other Accrued Liabilities and Other Long-term Liabilities, respectively. On an annual basis, a hypothetical one percent change in interest rates for the $348.1 million of unhedged variable rate debt as of October 31, 2014 would affect net income and cash flow by approximately $2.2 million.

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

The Company’s significant investments in non-US businesses are exposed to foreign currency risk.  Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment.  During the three and six months ended October 31, 2014, the Company recorded foreign currency translation losses in Other Comprehensive Income of approximately $63.9 million and $66.8 million, respectively, primarily as a result of the strengthening of the U.S. dollar relative to the British pound sterling and the euro for the three and six month periods.

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

The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Gains and Losses on the Condensed Consolidated Statements of Income, and carried at their fair value on the Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Gains and Losses. As of October 31, 2014, there was one open forward contract with a notional amount of approximately 75 million euros. During the six months ended October 31, 2014, the Company did not designate any forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities. As of October 31, 2014, the fair value of the open forward exchange contract was a loss of approximately $4.2 million, which was measured on a recurring basis using Level 2 inputs and recorded within the Other Accrued Liabilities line item on the Condensed Consolidated Statements of Financial Position. For the three and six months ended October 31, 2014, the losses recognized on the forward exchange contracts was $0.2 million and $4.2 million, respectively.

Sales Return Reserves

The estimated allowance for sales return is based upon historical return patterns, as well as current market trends in the businesses in which we operate. Associated with the estimated sales return reserves, the Company also includes a related reduction in inventory and royalty costs as a result of the expected returns.

Net sales return reserves amounted to $39.9 million, $43.2 million and $28.6 million as of October 31, 2014 and 2013, and April 30, 2014, respectively. The reserves are reflected in the following accounts of the Condensed Consolidated Statements of Financial Position – increase (decrease):

	October 31, 2014	October 31, 2013	April 30, 2014

Accounts Receivable	$(57,647)	$(61,218)	$(41,102)
Inventories	9,420	9,418	6,774
Accounts and Royalties Payable	(8,368)	(8,594)	(5,695)
Decrease in Net Assets	$(39,859)	$(43,206)	$(28,633)

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

Swets Information Services, a global library subscription agent based in Amsterdam, declared bankruptcy in late September. While the bankruptcy had no material impact on the Company’s financial statements, future sourcing of journal subscriptions maybe temporarily impacted. The impact to calendar year 2015 journal subscription revenue is expected to be on the order of $5 million.  Wiley continues to investigate the matter and will provide an update when it releases third quarter earnings.

The Company’s book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 9% of total annual consolidated revenue and 12% of accounts receivable at October 31, 2014, the top 10 book customers account for approximately 20% of total annual consolidated revenue and approximately 33% of accounts receivable at October 31, 2014.

The European Union, Canada and United States have imposed sanctions on business relationships with Iran, including restrictions on financial transactions and prohibitions on direct and indirect trading with listed “designated persons.”  In the first six months of fiscal year 2015, the Company recorded revenue and net profits of approximately $1.2 million and $0.4 million, respectively, related to the sale of scientific and medical content to certain publicly funded universities, hospitals and institutions that meet the definition of the “Government of Iran” as defined under section 560.304 of title 31, Code of Federal Regulations.  The Company has assessed its business relationship and transactions with Iran and believes it is in compliance with the regulations governing the sanctions. The Company intends to continue in these or similar sales as long as they continue to be consistent with all applicable sanction-related regulations.

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

There were no changes in the Company’s internal controls over financial reporting during the second quarter of fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of fiscal year 2015, the Company made the following purchases of Class A Common Stock under its stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program
August 2014	-	-	-	3,061,130
September 2014	208,906	57.54	208,906	2,852,224
October 2014	323,104	53.67	323,104	2,529,120
Total	532,010	55.19	532,010

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1 – 2014 Key Employee Stock Plan effective September 18, 2014

10.2 – 2014 Executive Annual Incentive Plan effective September 18, 2014

10.3 – 2014 Director Stock Plan effective September 18, 2014

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

32.2 – 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

101.INS – XBRL Instance Document*

101.SCH – XBRL Taxonomy Extension Schema Document*

101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB – XBRL Taxonomy Extension Label Linkbase Document*

101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF – XBRL Taxonomy Extension Definition Linkbase Document*

(b)	The following reports on Form 8-K were submitted to the Securities and Exchange Commission since the filing of the Company’s 10-Q on September 9, 2014:

i.	Earnings release on the second quarter fiscal year 2015 results issued on Form 8-K dated December 9, 2014 which included the condensed financial statements of the Company.

ii.	Results of Vote of Security Holders at the annual meeting of the Company’s shareholders held on September 18, 2014, issued on Form 8-K filed September 23, 2014.

iii.	Announcement of leadership changes for Research business segment issued on Form 8-K filed November 13, 2014.

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

Dated: December 10, 2014