Form 10-Q
period 2015-03-11
WILEY JOHN & SONS, INC.
filed 2015-03-11
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]                    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended January 31, 2015

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
YES [ ] NO [X]

The number of shares outstanding of each of the Registrant’s classes of Common Stock as of February 28, 2015 were:

Class A, par value $1.00 – 49,236,530
Class B, par value $1.00 – 9,482,004

This is the first page of a 48 page document

JOHN WILEY & SONS, INC.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands)

	January 31,		April 30,
	2015	2014	2014
	(Unaudited)	(Unaudited)
Assets:
Current Assets
Cash and cash equivalents	$260,215	$315,985	$486,377
Accounts receivable	220,311	205,796	149,733
Inventories	65,027	79,168	75,495
Prepaid and other	68,369	60,540	78,057
Total Current Assets	613,922	661,489	789,662

Product Development Assets	71,124	89,142	82,940
Technology, Property & Equipment	187,643	181,092	188,718
Intangible Assets	933,299	961,931	984,661
Goodwill	964,818	856,707	903,665
Income Tax Deposits	60,133	61,086	64,037
Other Assets	63,069	61,799	63,682
Total Assets	$2,894,008	$2,873,246	$3,077,365

Liabilities & Shareholders' Equity:
Current Liabilities
Short-term debt	$100,000	$-	$-
Accounts and royalties payable	202,173	205,154	142,534
Deferred revenue	307,783	279,681	385,654
Accrued employment costs	79,063	88,514	118,503
Accrued income taxes	9,450	6,802	13,324
Accrued pension liability	4,567	4,386	4,671
Other accrued liabilities	61,025	48,017	64,901
Total Current Liabilities	764,061	632,554	729,587

Long-Term Debt	588,111	634,000	700,100
Accrued Pension Liability	144,818	195,037	164,634
Deferred Income Tax Liabilities	222,922	199,660	222,482
Other Long-Term Liabilities	89,016	76,005	78,314

Shareholders’ Equity
Class A & Class B Common Stock	83,190	83,190	83,190
Additional paid-in-capital	351,715	321,484	327,588
Retained earnings	1,567,544	1,467,949	1,489,069
Accumulated other comprehensive loss	(343,255)	(229,677)	(190,291)
Treasury stock	(574,114)	(506,956)	(527,308)
Total Shareholders’ Equity	1,085,080	1,135,990	1,182,248
Total Liabilities & Shareholders' Equity	$2,894,008	$2,873,246	$3,077,365

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(In thousands except per share information)

	For The Three Months		For The Nine Months
	Ended January 31,		Ended January 31,
	2015	2014	2015	2014

Revenue	$465,905	$457,933	$1,380,794	$1,318,106

Costs and Expenses
Cost of sales	124,245	130,563	382,839	380,706
Operating and administrative expenses	250,479	238,569	755,541	713,090
Restructuring charges	24,034	4,256	23,879	27,327
Impairment charges	-	-	-	4,786
Amortization of intangibles	13,105	11,165	38,859	33,066
Total Costs and Expenses	411,863	384,553	1,201,118	1,158,975

Operating Income	54,042	73,380	179,676	159,131

Interest Expense	(4,365)	(3,485)	(13,015)	(10,348)
Foreign Exchange Transaction Gain	2,783	29	2,828	329
Interest Income and Other	800	466	2,218	2,095

Income Before Taxes	53,260	70,390	171,707	151,207
Provision For Income Taxes	10,712	17,901	41,736	26,588

Net Income	$42,548	$52,489	$129,971	$124,619

Earnings Per Share
Diluted	$0.72	$0.88	$2.18	$2.10
Basic	$0.73	$0.89	$2.21	$2.13

Cash Dividends Per Share
Class A Common	$0.29	$0.25	$0.87	$0.75
Class B Common	$0.29	$0.25	$0.87	$0.75

Average Shares
Diluted	59,343	59,713	59,632	59,388
Basic	58,517	58,734	58,813	58,569

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME – UNAUDITED
(In thousands)

	For The Three Months		For The Nine Months
	Ended January 31,		Ended January 31,
	2015	2014	2015	2014

Net Income	$42,548	$52,489	$129,971	$124,619

Other Comprehensive (Loss) Income:
Foreign currency translation adjustment	(99,306)	4,351	(166,094)	45,488
Unamortized retirement costs, net of tax provision of $2,293, $670 $4,559 and $1,551, respectively	6,450	1,477	13,000	3,176
Unrealized gain (loss) on interest rate swaps, net of tax provision (benefit) of $55, $(39), $56 and $159, respectively	91	(42)	130	291
Total Other Comprehensive (Loss) Income	(92,765)	5,786	(152,964)	48,955

Comprehensive (Loss) Income	$(50,217)	$58,275	$(22,993)	$173,574

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW – UNAUDITED
(In thousands)
	For The Nine Months
	Ended January 31,
	2015	2014
Operating Activities
Net income	$129,971	$124,619
Adjustments to reconcile net income to cash used for operating activities:
Amortization of intangibles	38,859	33,066
Amortization of composition costs	30,695	33,940
Depreciation of technology, property and equipment	46,225	43,596
Restructuring and impairment charges	23,879	32,113
Restructuring payments	(25,473)	(20,136)
Deferred tax benefits on U.K. rate changes	-	(10,634)
Stock-based compensation expense	11,778	10,995
Excess tax (benefit) charge from stock-based compensation	(2,487)	2,880
Royalty advances	(77,265)	(83,237)
Earned royalty advances	77,755	77,663
Other non-cash charges	30,407	37,766
Change in deferred revenue	(62,822)	(91,174)
Income tax deposit	(6,814)	(10,433)
Net change in operating assets and liabilities, excluding acquisitions	(60,557)	(27,227)
Cash Provided by Operating Activities	154,151	153,797
Investing Activities
Composition spending	(26,872)	(30,460)
Additions to technology, property and equipment	(47,293)	(38,733)
Acquisitions, net of cash acquired	(172,661)	(5,150)
Escrowed proceeds from sale of consumer publishing programs	1,100	-
Cash Used for Investing Activities	(245,726)	(74,343)
Financing Activities
Repayment of long-term debt	(550,083)	(486,600)
Borrowings of long-term debt	435,700	447,600
Borrowings of short-term debt	100,000	-
Change in book overdrafts	(8,742)	(21,859)
Cash dividends	(51,491)	(44,182)
Purchase of treasury stock	(61,981)	(38,533)
Proceeds from exercise of stock options and other	24,492	48,540
Excess tax benefit (charge) from stock-based compensation	2,487	(2,880)
Cash Used for Financing Activities	(109,618)	(97,914)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(24,969)	305
Cash and Cash Equivalents
Decrease for the Period	(226,162)	(18,155)
Balance at Beginning of Period	486,377	334,140
Balance at End of Period	$260,215	$315,985
Cash Paid During the Period for:
Interest	$11,267	$9,331
Income taxes, net	$35,061	$52,046

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, results of operations, comprehensive (loss) income and cash flows for the periods presented. Operating results for the interim period are not necessarily indicative of the results expected for the full year. For the Company’s recent international acquisition CrossKnowledge Group, Ltd. (“CrossKnowledge”), results reflect five and nine months of operations for the quarter and year-to-date periods ending January 31, 2015, respectively. Previously reported results were on a two-month lag, as disclosed, to facilitate accurate reporting. With the five months reported, CrossKnowledge is now current on a year-to-date basis. These financial statements should be read in conjunction with the most recent audited financial statements included in the Company’s Form 10-K for the fiscal year ended April 30, 2014.

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

The Company has share-based compensation plans under which employees may be granted options to purchase shares of Company common stock at the fair market value at the time of grant.  In addition to stock options, the Company grants performance-based stock awards and other restricted stock awards to certain management level employees. The Company recognizes the grant date fair value of share-based compensation in net income on a straight-line basis over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established three years in advance. For both the three months ended January 31, 2015 and 2014, the Company recognized share-based compensation expense, on a pre-tax basis, of $3.7 million. For the nine months ended January 31, 2015 and 2014, the Company recognized share-based compensation expense, on a pre-tax basis, of $11.8 million and $11.0 million, respectively.

The following table provides share-based compensation data for awards granted by the Company:

	For the Nine Months Ended January 31,
	2015	2014
Restricted Stock:
Awards granted (in thousands)	306	375
Weighted average fair value of grant	$59.63	$40.75

Stock Options:
Awards granted (in thousands)	188	322
Weighted average fair value of grant	$16.97	$10.12

The weighted average Black-Scholes fair value assumptions for stock option grants are as follows:

	For the Nine Months Ended January 31,
	2015	2014
Expected life of options (years)	7.2	7.4
Risk-free interest rate	2.2%	2.1%
Expected volatility	30.9%	30.5%
Expected dividend yield	1.9%	2.5%
Fair value of common stock on grant date	$59.70	$39.53

4.     Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by component, net of tax, for the three and nine months ended January 31, 2015 were as follows (in thousands):

	Foreign	Unamortized	Interest
	Currency	Retirement	Rate
	Translation	Costs	Swaps	Total

Balance at October 31, 2014	$(133,452)	$(116,475)	$(563)	$(250,490)
Other comprehensive (loss) income before reclassifications	(99,306)	4,998	(215)	(94,523)
Amounts reclassified from accumulated other comprehensive loss	-	1,452	306	1,758
Total other comprehensive (loss) income	(99,306)	6,450	91	(92,765)
Balance at January 31, 2015	$(232,758)	$(110,025)	$(472)	$(343,255)

	Foreign	Unamortized	Interest
	Currency	Retirement	Rate
	Translation	Costs	Swaps	Total

Balance at April 30, 2014	$(66,664)	$(123,025)	$(602)	$(190,291)
Other comprehensive (loss) income before reclassifications	(166,094)	8,439	(638)	(158,293)
Amounts reclassified from accumulated other comprehensive loss	-	4,561	768	5,329
Total other comprehensive (loss) income	(166,094)	13,000	130	(152,964)
Balance at January 31, 2015	$(232,758)	$(110,025)	$(472)	$(343,255)

	Foreign	Unamortized	Interest
	Currency	Retirement	Rate
	Translation	Costs	Swaps	Total

Balance at October 31, 2013	$(93,402)	$(141,425)	$(636)	$(235,463)
Other comprehensive income (loss) before reclassifications	4,351	(1,134)	(128)	3,089
Amounts reclassified from accumulated other comprehensive loss	-	2,611	86	2,697
Total other comprehensive income (loss)	4,351	1,477	(42)	5,786
Balance at January 31, 2014	$(89,051)	$(139,948)	$(678)	$(229,677)

	Foreign	Unamortized	Interest
	Currency	Retirement	Rate
	Translation	Costs	Swaps	Total

Balance at April 30, 2013	$(134,539)	$(143,124)	$(969)	$(278,632)
Other comprehensive income (loss) before reclassifications	45,488	(4,528)	(157)	40,803
Amounts reclassified from accumulated other comprehensive loss	-	7,704	448	8,152
Total other comprehensive income	45,488	3,176	291	48,955
Balance at January 31, 2014	$(89,051)	$(139,948)	$(678)	$(229,677)

During the three months ended January 31, 2015 and 2014, pre-tax actuarial losses included in Unamortized Retirement Costs of approximately $2.1 million and $3.7 million, respectively, were amortized from Accumulated Other Comprehensive Loss and recognized as pension expense in Operating and Administrative Expenses in the Condensed Consolidated Statements of Income. During the nine months ended January 31, 2015 and 2014, pre-tax actuarial losses of approximately $6.0 million and $10.9 million, respectively, were amortized.

5.     Reconciliation of Weighted Average Shares Outstanding and Share Repurchases

A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2015	2014	2015	2014

Weighted average shares outstanding	58,773	59,040	59,061	58,857
Less: Unearned restricted shares	(256)	(306)	(248)	(288)
Shares used for basic earnings per share	58,517	58,734	58,813	58,569
Dilutive effect of stock options and other stock awards	826	979	819	819
Shares used for diluted earnings per share	59,343	59,713	59,632	59,388

Since their inclusion in the calculation of diluted earnings per share would have been anti-dilutive, options to purchase 178,144  shares of Class A Common Stock have been excluded for both the three and nine months ended January 31, 2015. There were no anti-dilutive options excluded for the three months ended January 31, 2014 and 715,952 shares were excluded for the nine months ended January 31, 2014.

During the three and nine months ended January 31, 2015, the Company repurchased 350,000 shares of common stock at an average price of $58.42 and 1,082,502 shares of common stock at an average price of $47.56, respectively.

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

CrossKnowledge results reflect five and nine months of operations for the quarter and year-to-date periods ended January 31, 2015, respectively. Previously reported results were on a two-month lag, as disclosed, to facilitate accurate reporting. With the five months reported, CrossKnowledge is now current on a year-to-date basis. For the quarter and year-to-date periods ending January 31, 2015, CrossKnowledge’s revenue included in Wiley’s results was $16.2 million and $31.5 million, respectively, and CrossKnowledge’s operating loss included in Wiley’s results was $2.8 million and $3.6 million, respectively. The $166 million purchase price was allocated to identifiable long-lived intangible assets ($63.0 million), mainly customer relationships and content; technology ($6.3 million); long-term deferred tax liabilities ($21.5 million); negative working capital ($4.3 million); and goodwill ($122.5 million). The fair value of intangible assets and technology acquired was based on management’s assessment performed with the assistance of a third party valuation consultant. Goodwill represents the excess of the purchase price over the fair value of net assets acquired and comprises the estimated value of CrossKnowledge’s workforce, unidentifiable intangible assets and the fair value of expected synergies. None of the goodwill is deductible for tax purposes. The identifiable long-lived intangible assets are primarily amortized over a weighted average estimated useful life of approximately 15 years. The acquisition was funded through the use of the Company’s existing credit facility and available cash balances. The Company expects to finalize its purchase accounting for CrossKnowledge by April 30, 2015.

Profiles International:

On April 1, 2014, the Company acquired all of the stock of Profiles International (“Profiles”) for approximately $47.5 million in cash, net of cash acquired.  Profiles provides pre-employment assessment and selection tools that enable employers to optimize candidate selections and develop the full potential of their employees. Solutions include pre-hire assessments, including those designed to measure and match personality, knowledge, skills, managerial fit, loyalty, and values; and post-hire assessments, focused on measuring sales and managerial effectiveness, employee performance and career potential. Founded in 1991 and based in Waco, Texas, Profiles has served more than 40,000 enterprise clients and millions of end users in over 120 countries, with assessments available in 32 languages. Profiles reported approximately $27 million of revenue and approximately $5 million of operating income in its fiscal year ended December 31, 2013. The $47.5 million purchase price was allocated to identifiable long-lived intangible assets ($22.9 million), mainly customer relationships and assessment content; technology ($2.7 million); long-term deferred tax liabilities ($9.4 million); a credit to short-term deferred tax assets ($1.9 million); negative working capital ($6.7 million) and goodwill ($39.9 million). The fair value of intangible assets and technology acquired was based on management’s assessment performed with the assistance of a third party valuation consultant. Goodwill represents the excess of the purchase price over the fair value of net assets acquired and comprises the estimated value of Profile’s workforce, unidentifiable intangible assets and the fair value of expected synergies. None of the goodwill is deductible for tax purposes. The Company expects to finalize its purchase accounting for Profiles by April 30, 2015. Profiles contributed $5.8 million and $17.2 million to the Company’s revenue for the three and nine months ended January 31, 2015, respectively.

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

The following tables summarize the pre-tax restructuring charges related to this program, which are reflected in Restructuring Charges in the Condensed Consolidated Statements of Income (in thousands):

					Cumulative
					Program
	For the Three Months		For the Nine Months		Charges
	Ended January 31,		Ended January 31,		to Date
	2015	2014	2015	2014
Charges (Credits) by Segment:
Research	$4,507	$(782)	$4,322	$4,590	$14,992
Professional Development	3,588	(833)	3,833	4,834	21,977
Education	1,033	117	1,084	375	3,092
Shared Services	14,906	5,754	14,640	17,528	50,992
Total Restructuring Charges	$24,034	$4,256	$23,879	$27,327	$91,053

Charges (Credits) by Activity:
Severance	$11,962	$(270)	$12,605	$14,661	$58,271
Process reengineering consulting	446	2,588	301	8,199	11,475
Other activities	11,626	1,938	10,973	4,467	21,307
Total Restructuring Charges	$24,034	$4,256	$23,879	$27,327	$91,053

The credits reflected above within the three month period of fiscal year 2014 reflect true-ups to the previously estimated accrued restructuring charges. Other Activities mainly reflect leased facility consolidations and other contract termination costs.

The following table summarizes the activity for the Restructuring and Reinvestment Program liability for the nine months ended January 31, 2015 (in thousands):

				Foreign
	April 30,			Translation &	January 31,
	2014	Charges	Payments	Reclassifications	2015
Severance	$29,255	$12,605	$(21,460)	$(695)	$19,705
Process reengineering consulting	722	301	(1,024)	46	45
Other activities	4,995	10,973	(2,989)	388	13,367
Total	$34,972	$23,879	$(25,473)	$(261)	$33,117

The restructuring liability for accrued Severance costs is reflected in Accrued Employment Costs in the Condensed Consolidated Statements of Financial Position while the Process reengineering consulting costs are reflected in Other Accrued Liabilities. Approximately $0.1 million and $13.3 million of the Other Activities are reflected in Other Accrued Liabilities and Other Long-Term Liabilities, respectively.

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

Segment information is as follows (in thousands):
	For the Three Months		For the Nine Months
	Ended January 31,		Ended January 31,
	2015	2014	2015	2014
RESEARCH
Revenue	$246,454	$248,797	$766,149	$747,532

Direct Contribution to Profit	$108,727	$111,318	$344,155	$334,179
Allocated Shared Services and Administrative Costs:
Distribution and Operation Services	(10,722)	(11,406)	(34,141)	(34,801)
Technology and Content Management	(24,254)	(24,888)	(75,440)	(75,969)
Occupancy and Other	(5,752)	(5,791)	(17,971)	(18,763)
Contribution to Profit	$67,999	$69,233	$216,603	$204,646

PROFESSIONAL DEVELOPMENT
Revenue	$108,587	$94,201	$306,581	$270,832

Direct Contribution to Profit	$35,214	$38,886	$104,354	$100,075
Allocated Shared Services and Administrative Costs:
Distribution and Operation Services	(7,401)	(9,634)	(23,671)	(28,790)
Technology and Content Management	(12,550)	(11,834)	(35,347)	(37,872)
Occupancy and Other	(5,956)	(4,139)	(18,706)	(13,900)
Contribution to Profit	$9,307	$13,279	$26,630	$19,513

EDUCATION
Revenue	$110,864	$114,935	$308,064	$299,742

Direct Contribution to Profit	$46,415	$48,411	$114,721	$113,041
Allocated Shared Services and Administrative Costs:
Distribution and Operation Services	(3,341)	(4,098)	(9,886)	(11,987)
Technology and Content Management	(12,815)	(11,935)	(39,630)	(34,979)
Occupancy and Other	(3,678)	(2,527)	(10,448)	(8,573)
Contribution to Profit	$26,581	$29,851	$54,757	$57,502

Total Contribution to Profit	$103,887	$112,363	$297,990	$281,661
Unallocated Shared Services and Administrative Costs	(49,845)	(38,983)	(118,314)	(122,530)
Operating Income	$54,042	$73,380	$179,676	$159,131

The following table reflects total Shared Services and Administrative costs by function, which are allocated to business segments based on the methodologies described above:

	For the Three Months		For the Nine Months
	Ended January 31,		Ended January 31,
Total Shared Services and Administrative Costs:	2015	2014	2015	2014
Distribution & Operation Services	$21,205	$25,227	$67,324	$75,743
Technology & Content Management	59,329	58,375	181,160	178,082
Finance	13,629	13,312	40,181	39,554
Other Administration	27,245	22,567	80,249	72,471
Restructuring Charges (see Note 7)	14,906	5,754	14,640	22,314
Total	$136,314	$125,235	$383,554	$388,164

In the first quarter of fiscal year 2015, the Company modified its segment product/service revenue categories to reflect recent changes to the business, including acquisitions and restructuring. All prior periods have been revised to reflect the new categorization as follows:

	For the Three Months		For the Nine Months
	Ended January 31,		Ended January 31,
Total Revenue by Product/Service:	2015	2014	2015	2014
Research Communications	$187,654	$185,775	$598,175	$566,399
Books and Custom Print Products	171,131	196,468	513,237	546,860
Education Services (Deltak)	22,974	19,144	58,908	50,395
Talent Solutions	29,086	6,484	72,702	21,625
Course Workflow Solutions (WileyPlus)	20,841	18,575	40,552	35,587
Other	34,219	31,487	97,220	97,240
Total	$465,905	$457,933	$1,380,794	$1,318,106

10.	Inventories

Inventories were as follows (in thousands):

	As of January 31,		As of April 30,
	2015	2014	2014
Finished goods	$48,212	$62,460	$62,071
Work-in-process	6,884	6,875	6,041
Paper, cloth and other	5,485	7,088	5,476
	$60,581	$76,423	$73,588
Inventory value of estimated sales returns	9,538	8,797	6,774
LIFO reserve	(5,092)	(6,052)	(4,867)
Total inventories	$65,027	$79,168	$75,495

11.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of January 31,		As of April 30,
	2015	2014	2014
Intangible assets with indefinite lives:
Brands and trademarks	$151,933	$162,179	$164,202
Content and publishing rights	87,280	105,701	106,898
	$239,213	$267,880	$271,100

Net intangible assets with determinable lives:
Content and publishing rights	$490,478	$529,197	$535,827
Customer relationships	185,291	150,649	162,295
Brands and trademarks	17,572	13,400	14,716
Covenants not to compete	745	805	723
	$694,086	$694,051	$713,561
Total	$933,299	$961,931	$984,661

In the third quarter of fiscal year 2015, the Company completed its annual impairment review of Goodwill and indefinite-lived intangible assets. No impairments were identified.

12.   Income Taxes

The effective tax rate for the nine months ended  January 31, 2015 was 24.3% compared to 17.6% in the prior year. During the first quarter of fiscal year 2014, the Company recorded non-cash deferred tax benefits of $10.6 million ($0.18 per share), principally associated with new tax legislation enacted in the United Kingdom (“U.K.”) that reduced the U.K. statutory income tax rates by 3%. The benefits reflect the measurement of all applicable U.K. deferred tax balances to the new income tax rates of 21% effective April 1, 2014 and 20% effective April 1, 2015. Excluding the impact of the deferred tax benefit described above, the Company’s effective tax rate decreased from 24.6% to 24.3% principally due to a lower proportion of income from high tax jurisdictions in the current year and lower U.K. income tax rates partially offset by  lower net tax reserve releases of $2.0 million.

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

In May 2012, as part of its routine tax audit process, the German tax authorities filed a challenge to the Company’s tax position with respect to the amortization of certain stepped-up assets. The Company filed an appeal with the local finance court in September 2014.  Under German tax law, the Company must pay all contested taxes and the related interest to have the right to defend its position. As a result, the Company made deposits of 5 million and 8 million euros in the first nine months of fiscal years 2015 and 2014, respectively, related to amortization claimed on certain “stepped-up” assets. The Company has made all required payments to date with total deposits paid of 48 million euros through January 31, 2015. The Company expects that it will be required to deposit additional amounts up to 10 million euros plus interest for tax returns to be filed in future periods until the issue is resolved.

In October 2014, the Company received an unfavorable decision from the local finance court and is in the process of appealing the court decision. The Company’s management and its advisors continue to believe that the Company is “more likely than not” to successfully defend that the tax treatment was proper and in accordance with German tax regulations. As such, the Company has not recorded any charges related to the loss of the step-up benefit. The Company filed its appeal in January 2015. Resolution of the appeal is expected to take 18 to 24 months. If the Company is ultimately successful, as expected, the tax deposits will be returned with 6% simple interest, based on current German legislation. As of January 31, 2015, the USD equivalent of the deposit and accrued interest was $60.1 million, which is recorded as Income Tax Deposits on the Condensed Consolidated Statements of Financial Position. The Company records the accrued interest at 6% within the Provision for Income Taxes in the Condensed Consolidated Statements of Income.

13.	Retirement Plans

The components of net pension expense for the company’s global defined benefit plans were as follows (in thousands):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2015	2014	2015	2014
Service Cost	$1,516	$2,042	$4,657	$6,004
Interest Cost	8,039	7,509	23,228	22,173
Expected Return on Plan Assets	(9,683)	(9,176)	(27,660)	(27,064)
Net Amortization of Prior Service Cost	22	32	77	93
Recognized Net Actuarial Loss	2,075	3,610	5,855	10,669
Net Pension Expense	$1,969	$4,017	$6,157	$11,875

As disclosed in the Company’s fiscal year 2013 Form 10-K, in March 2013 the Company’s Board of Directors approved plan amendments that froze the U.S. Employees’ Retirement Plan, Supplemental Benefit Plan, and Supplemental Executive Retirement Plan, defined benefit plans effective June 30, 2013. As a result of freezing the U.S. defined benefit plans, the Company changed the amortization period from the average expected future service period of active plan participants to the average expected life of plan participants. Employer defined benefit pension plan contributions were $3.1 million and $9.0 million for the three months ended January 31, 2015 and 2014, respectively, and $8.1 million and $14.5 million for the nine months ended January 31, 2015 and 2014, respectively. Contributions for employer defined contribution plans were approximately $3.2 million and $6.1 million for the three months ended January 31, 2015 and 2014 respectively, and $12.1 million and $10.8 million for the nine months ended January 31, 2015 and 2014, respectively.

The Company’s Board of Directors approved plan amendments that will freeze the Retirement Plan for the Employees of John Wiley & Sons, Canada, which will be effective on December 31, 2015.  Under the amendments, no new employees will be permitted to enter this plan and no additional benefits for current participants for future services will be accrued after December 31, 2015.  The Company recorded a one-time pension plan net credit of $0.6 million in the third quarter of fiscal year 2015 as a result of the plan amendments.

14. Debt and Available Credit Facilities

On December 22, 2014, the Company entered into a new $50 million 30-day U.S. dollar revolving credit facility with Santander Bank, N.A. which is equally ranked with the Company’s existing agreement with Bank of America - Merrill Lynch and The Royal Bank of Scotland plc, and TD Bank, N.A. The facility was fully drawn as of December 22, 2014. The borrowing rate is LIBOR plus a margin of 1.0%. The proceeds of the new revolving credit facility were used to pay a portion of the Company’s existing revolving credit facilities and meet seasonal operating cash requirements.

On October 31, 2014, the Company entered into a new U.S. dollar facility with TD Bank, N.A. which is equally ranked with the Company’s existing agreement with Bank of America - Merrill Lynch and The Royal Bank of Scotland plc, and Santander Bank. The new agreement consists of a $50 million 364-day revolving credit facility. The facility was fully drawn as of October 31, 2014. The borrowing rate is LIBOR plus an applicable margin ranging from 0.80% to 1.40%, and a facility fee will be due on any undrawn amounts ranging from 0.125% to 0.30%, both depending on the Company consolidated leverage ratio, as defined. The credit agreement contains certain restrictive covenants related to the Company’s consolidated leverage ratio and interest coverage ratio, which the Company was in compliance with as of January 31, 2015. The proceeds of the new revolving credit facility were used to pay a portion of the Company’s existing revolving credit facility and meet seasonal operating cash requirements.

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

Interest Rate Contracts:

The Company had $688.0 million of variable rate loans outstanding at January 31, 2015, which approximated fair value. As of January 31, 2015 and 2014, the interest rate swap agreements maintained by the Company were designated as fully effective cash flow hedges as defined under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging”.  As a result, there was no impact on the Company’s Condensed Consolidated Statements of Income for changes in the fair value of the interest rate swaps. Under ASC 815, fully effective derivative instruments that are designated as cash flow hedges have changes in their fair value recorded initially within Accumulated Other Comprehensive Loss in the Condensed Consolidated Statements of Financial Position. As interest expense is recognized based on the variable rate loan agreements, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated Other Comprehensive Loss to Interest Expense in the Condensed Consolidated Statements of Income. It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.

On August 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.65% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a two-year period ending August 15, 2016. As of January 31, 2015, the notional amount of the interest rate swap was $150.0 million.

On January 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.47% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a two-year period ending January 15, 2016. As of January 31, 2015, the notional amount of the interest rate swap was $150.0 million.

On March 30, 2012, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.645% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a three-year period ending March 31, 2015. As of January 31, 2015, the notional amount of the interest rate swap was $150.0 million.

The Company records the fair value of its interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of January 31, 2015 and 2014 and April 30, 2014 was a deferred loss of $0.8 million, $1.1 million, and $1.0 million, respectively. Based on the maturity dates of the contracts, approximately $0.4 million and $0.7 million of the deferred losses as of January 31, 2015 and April 30, 2014 were recorded in Other Accrued Liabilities, with the remaining deferred losses in each period of $0.4 million and $0.3 million recorded in Other Long-Term Liabilities, respectively. The entire $1.1 million deferred loss as of January 31, 2014 was recorded in Other Long-Term Liabilities. The pre-tax losses that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the three months ended January 31, 2015 and 2014 were $0.5 million and $0.3 million, respectively. The pre-tax losses that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the nine months ended January 31, 2015 and 2014 were $1.3 million and $0.9 million, respectively.

Foreign Currency Contracts:

The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Gains (Losses) in the Condensed Consolidated Statements of Income, and carried at their fair value in the Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Gains (Losses). As of January 31, 2015, the Company maintained two open forward contracts with notional amounts of 75 million euros and 103 million pounds sterling to hedge certain intercompany loans. As of January 31, 2014, the total notional amounts of the open forward contracts were 73 million pounds sterling. The Company did not maintain any open forward contracts as of April 30, 2014. During the first nine months of fiscal years 2015 and 2014, the Company did not designate any forward contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities.

As of January 31, 2015 and 2014, the fair values of the open forward exchange contracts were losses of approximately $8.8 million and $0.3 million, respectively, and recorded within Other Accrued Liabilities, in the Condensed Consolidated Statements of Financial Position. The fair values were measured on a recurring basis using Level 2 inputs. For the three and nine months ended January 31, 2015, losses recognized on the forward contracts were $4.6 million, $8.8 million, respectively. For the three and nine months ended January 31, 2014, losses recognized on the forward contracts were $0.3 million and $0.4 million, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – THIRD QUARTER ENDED JANUARY 31, 2015

Throughout this report, references to variances “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses.  Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location. For the third quarters of fiscal years 2015 and 2014, the average exchange rates to convert British pounds sterling to U.S. dollars were 1.56 and 1.63, respectively; the average exchange rates to convert euros into U.S. dollars were 1.22 and 1.36, respectively; and the average exchange rates to convert Australian dollars to U.S. dollars were 0.84 and 0.91, respectively. Unless otherwise noted, all variance explanations below are on a currency neutral basis.

For the Company’s recent international acquisition CrossKnowledge Group, Ltd. (“CrossKnowledge”), results reflect five months of operations. Previously reported results were on a two-month lag, as disclosed, to facilitate accurate reporting. With the five months reported, CrossKnowledge is now current on a year-to-date basis..

Revenue:

Revenue for the third quarter of fiscal year 2015 increased 2% to $465.9 million, or 5% excluding the unfavorable impact of foreign exchange.  The increase mainly reflects incremental revenue from the acquisitions of CrossKnowledge ($16 million) and Profiles International (“Profiles”) ($6 million), growth in journal subscription revenue, Education Services (Deltak), Education custom products and workflow solutions ($3 million) and other publishing income, partially offset by lower print book revenue in all three businesses ($22 million).

Cost of Sales and Gross Profit:

Cost of sales for the third quarter of fiscal year 2015 decreased 5% to $124.2 million, or 2% excluding the favorable impact of foreign exchange.  The decrease mainly reflects cost savings from outsourcing and procurement initiatives ($3 million) and lower print book volume, partially offset by incremental costs from acquisitions ($3 million) and Education Services (Deltak) program growth ($1 million).

Gross profit for the third quarter of fiscal year 2015 of 73.3% was 180 basis points higher than prior year due to incremental revenue from higher margin acquisitions (60 basis points), cost savings from outsourcing and procurement initiatives and growth in lower cost digital products.

Operating and Administrative Expenses:

Operating and administrative expenses for the third quarter of fiscal year 2015 increased 5% to $250.5 million, or 7% excluding the favorable impact of foreign exchange.  The increase was mainly driven by incremental operating and administrative expenses from acquisitions ($20 million), technology investments in internal systems and digital platforms ($5 million), the expiration of a real estate tax incentive related to the Hoboken headquarters ($3 million) and Education Services (Deltak) program growth ($2 million), partially offset by restructuring and other cost savings over prior year ($11 million).

Restructuring Charges:

In the third quarters of fiscal year 2015 and 2014, the Company recorded pre-tax restructuring charges of $24.0 million ($0.28 per share) and $4.3 million ($0.05 per share), respectively, which are described in more detail below.

The following table summarizes the pre-tax restructuring charges related to this program, which are reflected in Restructuring Charges in the Condensed Consolidated Statements of Income (in thousands):

			Cumulative
	For the Three Months		Program Charges
	Ended January 31,		Incurred to Date
	2015	2014
Charges (Credits) by Segment:
Research	$4,507	$(782)	$14,992
Professional Development	3,588	(833)	21,977
Education	1,033	117	3,092
Shared Services	14,906	5,754	50,992
Total Restructuring Charges	$24,034	$4,256	$91,053

Charges (Credits) by Activity:
Severance	$11,962	$(270)	$58,271
Process reengineering consulting	446	2,588	11,475
Other activities	11,626	1,938	21,307
Total Restructuring Charges	$24,034	$4,256	$91,053

The credits above within the three month period of fiscal year 2014 reflect true-ups to the previously estimated accrued restructuring charges. Other Activities mainly reflect leased facility consolidations and other contract termination costs. The cumulative charge recorded to-date related to the Restructuring and Reinvestment program of $91.1 million is expected to be fully recovered by the end of fiscal year 2016.

Amortization of Intangibles:

Amortization of intangibles increased $1.9 million to $13.1 million in the third quarter of fiscal year 2015 and was mainly driven by Talent Solutions acquisitions in Professional Development.

Interest Expense/Income, Foreign Exchange and Other:

Interest expense for the third quarter of fiscal year 2015 increased $0.9 million to $4.4 million.  The increase was driven by higher average debt mainly due to acquisition financing and higher interest rates. The Company’s average cost of borrowing in the third quarters of fiscal years 2015 and 2014 was 1.9% and 1.8%, respectively. In the third quarter of fiscal year 2015, the Company recognized foreign exchange transaction gains of $2.8 million mainly related to U.S. dollar intercompany receivables held in the U.K. and Germany during the quarter.

Provision for Income Taxes:

The effective tax rate for the third quarter of fiscal year 2015 was 20.1% compared to 25.4% in the prior year.  The decrease was principally due to a lower proportion of income from high tax jurisdictions in the current year and lower U.K. income tax rates. Current year income included proportionately higher restructuring charges related to U.S. operations.

Earnings Per Share:

Earnings per diluted share for the third quarter of fiscal year 2015 decreased 18% to $0.72 per share.  Excluding the impact of the third quarter 2015 ($0.28 per share) and third quarter 2014 ($0.05 per share) restructuring charges and the unfavorable impact of foreign exchange ($0.02 per share), earnings per diluted share increased 9%.  The increase was mainly driven by higher gross margins from digital products, restructuring and other cost savings and lower income tax rates, partially offset by investments in digital products and services and internal business systems, as well as the dilutive impact of the recent Talent Solutions acquisitions.

THIRD QUARTER SEGMENT RESULTS

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

	For the Three Months
	Ended January 31,			% change
RESEARCH:	2015	2014	% change	w/o FX (a)

Revenue:
Research Communication:
Journal Subscriptions	$153,755	$154,035	0%	4%
Funded Access	6,066	4,347	40%	46%
Other Journal Revenue	27,833	27,393	2%	7%
	187,654	185,775	1%	5%
Books and References:
Print Books	27,743	30,990	-10%	-8%
Digital Books	10,941	12,636	-13%	-9%
	38,684	43,626	-11%	-8%

Other Research Revenue	20,116	19,396	4%	8%

Total Revenue	$246,454	$248,797	-1%	3%

Cost of Sales	(65,169)	(68,885)	-5%	-2%

Gross Profit	$181,285	$179,912	1%	5%
Gross Profit Margin	73.6%	72.3%

Direct Expenses	(61,146)	(62,259)	-2%	2%
Amortization of Intangibles	(6,905)	(7,117)	-3%	0%
Restructuring (Charges) Credits (see Note 7)	(4,507)	782

Direct Contribution to Profit	$108,727	$111,318	-2%	7%
Direct Contribution Margin	44.1%	44.7%

Shared Services and Administrative Costs:
Distribution and Operational Services	(10,722)	(11,406)	-6%	-2%
Technology and Content Management	(24,254)	(24,888)	-3%	-1%
Occupancy and Other	(5,752)	(5,791)	-1%	3%

Contribution to Profit	$67,999	$69,233	-2%	11%
Contribution Margin	27.6%	27.8%

(a) Adjusted to exclude the fiscal year 2015 and 2014 Restructuring (Charges) Credits

Revenue:

Research revenue for the third quarter of fiscal year 2015 decreased 1% to $246.5 million, but increased 3% excluding the unfavorable impact of foreign exchange. The growth was driven by Journal Subscriptions, Funded Access, Other Journal Revenue and Other Research Revenue, partially offset by declines in Print and Digital Books.  Journal subscription revenue growth was driven by publication timing ($3 million), new subscriptions ($2 million) and new titles ($1 million). As of January 31, 2015, calendar year 2015 journal subscription renewals were up approximately 1% over calendar year 2014 on a constant currency basis with approximately 81% of targeted business closed.

Funded Access revenue, which represents article publication fees that provide for free access to author articles grew $1.7 million in the third quarter. Growth in Other Journal Revenue, which includes service charges for journal page counts and color charges and sales of journal licensing rights, backfiles and individual articles, was mainly driven by the favorable timing of journal licensing rights. Print Books declined 8% to $27.7 million and Digital Books declined 9% to $10.9 million. The decline in Digital Books was mainly due to a significant digital book license sold in the prior year. Other Research Revenue, which includes journal reprint revenue, advertising, book licensing rights, distribution services and the sale of protocols, increased 8% mainly due to higher journal reprint revenue.

Revenue by Region is as follows (in millions):
	For the Three Months
	Ended January 31,		% of	% change
	2015	2014	Revenue	w/o FX
Revenue by Region
Americas	$95.6	$97.5	39%	-2%
EMEA	136.6	138.0	55%	6%
Asia-Pacific	14.3	13.3	6%	15%
Total Revenue	$246.5	$248.8	100%	3%

Cost of Sales:

Cost of sales for the third quarter of fiscal year 2015 decreased 5% to $65.2 million, or 2% excluding the favorable impact of foreign exchange.  The decrease mainly reflects cost savings from outsourcing and procurement initiatives and lower cost digital products ($3 million), partially offset by higher journal volume ($2 million).

Gross Profit:

Gross Profit Margin for the third quarter of fiscal year 2015 of 73.6% was 130 basis points higher than prior year mainly due to cost savings from outsourcing and procurement initiatives and growth in digital products.

Direct Expenses and Amortization:

Direct Expenses for the third quarter of fiscal year 2015 decreased 2% to $61.1 million, but increased 2% excluding the favorable impact of foreign exchange. The increase was mainly driven by higher editorial costs to support business growth. Amortization of Intangibles decreased $0.2 million to $6.9 million, but was flat excluding the favorable impact of foreign exchange.

Contribution to Profit:

Contribution to Profit for the third quarter of fiscal year 2015 decreased 2% to $68.0 million, but increased 11% excluding the current and prior year Restructuring (Charges) Credits and the unfavorable impact of foreign exchange. The increase was mainly driven by revenue growth and restructuring and other cost savings.  Contribution Margin decreased 20 basis points to 27.6% mainly due to the restructuring charges in the current year, partially offset by restructuring and other cost savings and higher margin digital revenue.

Society Partnerships
•	2 new society journals were signed during the quarter with combined annual revenue of approximately $0.2 million
•	24 renewals/extensions were signed with approximately $13.0 million in combined annual revenue
•	3 journals were not renewed with combined annual revenue of approximately $0.6 million

	For the Three Months
	Ended January 31,			% change
PROFESSIONAL DEVELOPMENT (PD):	2015	2014	% change	w/o FX (a)

Revenue:
Knowledge Services:
Print Books	$55,955	$64,497	-13%	-11%
Digital Books	11,352	13,102	-13%	-13%
Online Test Preparation and Certification	4,030	3,545	14%	14%
Other	8,164	6,573	24%	26%
	79,501	87,717	-9%	-8%
Talent Solutions:
Assessment	12,891	6,484	99%	99%
Online Learning and Training	16,195	-	-	-
	29,086	6,484	349%	349%

Total Revenue	$108,587	$94,201	15%	17%

Cost of Sales	(29,054)	(28,520)	2%	3%

Gross Profit	$79,533	$65,681	21%	23%
Gross Profit Margin	73.2%	69.7%

Direct Expenses	(36,921)	(25,958)	42%	43%
Amortization of Intangibles	(3,810)	(1,670)	128%	128%
Restructuring (Charges) Credits (see Note 7)	(3,588)	833

Direct Contribution to Profit	$35,214	$38,886	-9%	4%
Direct Contribution Margin	32.4%	41.3%

Shared Services and Administrative Costs:
Distribution and Operational Services	(7,401)	(9,634)	-23%	-21%
Technology and Content Management	(12,550)	(11,834)	6%	7%
Occupancy and Other	(5,956)	(4,139)	44%	44%

Contribution to Profit	$9,307	$13,279	-30%	6%
Contribution Margin	8.6%	14.1%

(a)   Adjusted to exclude the fiscal year 2015 and 2014 Restructuring (Charges) Credits

For the Company’s recent international acquisition, CrossKnowledge, results reflect five months of operations. Previously reported results were on a two-month lag, as disclosed, to facilitate accurate reporting. With the five months reported, CrossKnowledge is now current on a year-to-date basis.

Revenue:

PD revenue for the third quarter of fiscal year 2015 increased 15% to $108.6 million, or 17% excluding the unfavorable impact of foreign exchange reflecting incremental revenue from the CrossKnowledge ($16 million) and Profiles ($6 million) acquisitions.  Excluding revenue from both acquisitions, revenue decreased 7% as declines in Book sales exceeded growth in Online Test Preparation and Certification, Other Knowledge Services and other Assessment revenue. Other Knowledge Services revenue, which includes the sales of licensing rights, subscription revenue and advertising and agency revenue, increased 24% to $8.2 million due to higher advertising and licensing revenue.

Revenue by Region is as follows (in millions):
	For the Three Months
	Ended January 31,		% of	% change
	2015	2014	Revenue	w/o FX
Revenue by Region:
Americas	$69.6	$73.5	65%	-5%
EMEA	33.1	15.1	30%	125%
Asia-Pacific	5.9	5.6	5%	10%
Total Revenue	$108.6	$94.2	100%	17%

Cost of Sales:

Cost of Sales for the third quarter of fiscal year 2015 increased 2% to $29.1 million, or 3% excluding the favorable impact of foreign exchange.  The increase was mainly driven by costs from new acquisitions ($3 million), partially offset by lower Print Book volume ($2 million).

Gross Profit:

Gross Profit Margin increased from 69.7% to 73.2% in the third quarter of fiscal year 2015.  The improvement was mainly driven by higher margin incremental revenue from the CrossKnowledge (200 basis points) and Profiles (150 basis points) acquisitions.

Direct Expenses and Amortization:

Direct Expenses for the third quarter of fiscal year 2015 increased 42% to $36.9 million.  The increase was driven by incremental direct operating expenses from acquisitions ($15 million), partially offset by restructuring and other cost savings ($3 million) and lower consulting costs ($1 million).  Amortization of Intangibles increased $2.1 million to $3.8 million in the third quarter of fiscal year 2015 principally due to the Profiles and CrossKnowledge acquisitions.

Contribution to Profit:

Contribution to Profit decreased $4.0 million to $9.3 million in the third quarter of fiscal year 2015, but increased 6% on a currency neutral basis and excluding the current and prior year Restructuring (Charges) Credits.  The improvement was mainly driven by restructuring and other cost savings, partially offset by the dilutive impact of the Talent Solutions acquisitions.  Contribution Margin decreased from 14.1% to 8.6% in the third quarter of fiscal year 2015 mainly due to the current year Restructuring Charges and the dilutive impact of the Talent Solutions acquisitions, partially offset by restructuring and other cost savings.

Online Learning and Training Partnership

CrossKnowledge announced an agreement with Gavisus, a Scandinavian-based digital learning and talent development company.  CrossKnowledge will provide Gavisus with the technology to plan, design and deliver online leadership training to clients in Norway, Sweden and Denmark.

	For the Three Months
	Ended January 31,			% change
EDUCATION:	2015	2014	% change	w/o FX (a)

Revenue:
Books:
Print Textbooks	$40,473	$54,389	-26%	-23%
Digital Books	11,042	7,962	39%	41%
	51,515	62,351	-17%	-14%

Custom Products	13,625	12,892	6%	6%

Course Workflow Solutions (WileyPLUS)	20,841	18,575	12%	13%

Education Services (Deltak)	22,974	19,144	20%	20%

Other Education Revenue	1,909	1,973	-3%	-3%

Total Revenue	$110,864	$114,935	-4%	-2%

Cost of Sales	(30,022)	(33,158)	-9%	-9%

Gross Profit	80,842	81,777	-1%	1%
Gross Profit Margin	72.9%	71.2%

Direct Expenses	(31,012)	(30,867)	0%	2%
Amortization of Intangibles	(2,382)	(2,382)	0%	0%
Restructuring Charges (see Note 7)	(1,033)	(117)

Direct Contribution to Profit	$46,415	$48,411	-4%	-1%
Direct Contribution Margin	41.9%	42.1%

Shared Service Costs:
Distribution and Operational Services	(3,341)	(4,098)	-18%	-16%
Technology and Content Management	(12,815)	(11,935)	7%	8%
Occupancy and Other	(3,678)	(2,527)	46%	50%

Contribution to Profit	$26,581	$29,851	-11%	-4%
Contribution Margin	24.0%	26.0%

(a) Adjusted to exclude the fiscal year 2015 and 2014 Restructuring Charges

Revenue:

Education revenue for the third quarter of fiscal year 2015 decreased 4% to $110.9 million, or 2% excluding the unfavorable impact of foreign exchange. The decrease was driven by Print Textbooks, partially offset by growth in Education Services (Deltak), Digital Books, Course Workflow Solutions (WileyPLUS) and Custom Products. WileyPLUS revenue, which is earned ratably over the school semester, grew 12% during the third quarter of fiscal year 2015. Unearned deferred WileyPLUS revenue as of January 31, 2015 was $14.2 million as compared to $12.8 million as of January 31, 2014.

Education Services (Deltak) accounted for 21% of total Education revenue in the third quarter of fiscal year 2015 compared to 17% in the prior year.  During the quarter, Education Services added Manhattan College as an online program partner and 11 new programs under contract.  As of January 31, 2015, Deltak had 38 university partners, compared to 36 in the prior year. As of January 31, 2015, Deltak had 192 programs under contract (28 in development but not yet generating revenue) compared to 165 programs under contract (45 in development but not yet generating revenue) in the prior year period.

Revenue by Region is as follows (in millions):
	For the Three Months
	Ended January 31,		% of	% change
	2015	2014	Revenue	w/o FX
Revenue by Region:
Americas	$86.6	$88.6	79%	-2%
EMEA	4.9	4.3	4%	10%
Asia-Pacific	19.4	22.0	17%	-4%
Total Revenue	$110.9	$114.9	100%	-2%

Cost of Sales:

Cost of Sales for the third quarter of fiscal year 2015 decreased 9% to $30.0 million. Lower sales volume ($2 million), inventory obsolescence provisions ($1 million) and royalty costs ($1 million) were partially offset by higher student recruitment costs in Education Services (Deltak) due to growth in new partners and programs ($1 million).

Gross Profit:

Gross Profit Margin for the third quarter of fiscal year 2015 improved 170 basis points to 72.9% principally due to lower inventory obsolescence provisions (80 basis points), product mix (50 basis points) and other, mainly cost savings initiatives.

Direct Expenses and Amortization:

Direct Expenses were $31.0 million in the third quarter of fiscal year 2015 and flat with the prior year, but increased 2% excluding the favorable impact of foreign exchange. The increase was mainly driven by costs associated with growth in Education Services (Deltak) partner programs ($2 million), partially offset by restructuring and other cost savings. Amortization of Intangibles was $2.4 million in the second quarters of fiscal years 2015 and 2014.

Contribution to Profit

Contribution to Profit for the third quarter of fiscal year 2015 decreased 11% to $26.6 million, or 4% excluding the unfavorable impact of foreign exchange and the current and prior year Restructuring Charges. The decrease was mainly due to lower Print Textbook volume. Contribution Margin decreased 200 basis points to 24.0% in the third quarter of fiscal year 2015, or 70 basis points on a currency neutral basis and excluding the current and prior year Restructuring Charges. The decline reflects continued investment in new partners and programs of Education Services (Deltak).

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

	For the Three Months
	Ended January 31,			% change
	2015	2014	% change	w/o FX (a)

Distribution and Operation Services	$21,205	$25,227	-16%	-13%
Technology and Content Management	59,329	58,375	2%	3%
Finance	13,629	13,312	2%	5%
Other Administration	27,245	22,567	21%	23%
Restructuring Charges (see Note 7)	14,906	5,754
Total	$136,314	$125,235	2%	11%

(a) Adjusted to exclude the fiscal year 2015 and 2014 Restructuring Charges

Shared Services and Administrative Costs for the third quarter of fiscal year 2015 increased 2% to $136.3 million, or 11% on a currency neutral basis and excluding the current and prior year Restructuring Charges. Distribution and Operation Service costs decreased reflecting restructuring and other cost savings ($3 million) and lower print volume ($1 million). Technology and Content Management costs increased mainly due to incremental costs from acquisitions ($3 million) and investments in internal systems and digital platforms, partially offset by restructuring and other cost savings ($3 million). Finance costs increased mainly due to incremental costs from acquisitions. Other Administration costs increased mainly due to the expiration of a real estate tax incentive related to the Hoboken headquarters ($3 million), incremental costs from the CrossKnowledge acquisition ($1 million) and business consulting costs ($1 million).

RESULTS OF OPERATIONS – NINE MONTHS ENDED JANUARY 31, 2015

Throughout this report, references to variances “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses.  Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location. For the first nine months of fiscal years 2015 and 2014, the average exchange rates to convert British pounds sterling to U.S. dollars were 1.63 and 1.58, respectively; the average exchange rates to convert euros into U.S. dollars were 1.29 and 1.34, respectively; and the average exchange rates to convert Australian dollars to U.S. dollars were 0.89 and 0.93, respectively. Unless otherwise noted, all variance explanations below are on a currency neutral basis.

Revenue:

Revenue for the first nine months of fiscal year 2015 increased 5% to $1,380.8 million.  The increase mainly reflects incremental revenue from the Talent Solutions acquisitions of CrossKnowledge Group, Ltd. (“CrossKnowledge”) ($32 million) and Profiles International (“Profiles”) ($17 million), growth in journal subscription revenue ($11 million), Education custom products and workflow solutions ($11 million), the sale of a journal backfile license ($10 million), Education Services (Deltak) ($9 million), funded access revenue ($5 million) and other publishing income ($7 million), partially offset by lower print book revenue in all three businesses ($36 million).

Cost of Sales and Gross Profit:

Cost of sales for the first nine months of fiscal year 2015 increased 1% to $382.8 million, but was flat excluding the unfavorable impact of foreign exchange.  Incremental costs from acquisitions ($6 million), higher royalty rates on society owned journals ($5 million), higher journal volume ($5 million) and Education Services (Deltak) program growth ($2 million) were offset by cost savings from outsourcing and procurement initiatives ($12 million) and lower print book volume ($4 million).

Gross profit for the first nine months of fiscal year 2015 of 72.3% was 120 basis points higher than prior year due to incremental revenue from higher margin acquisitions (50 basis points), cost savings from outsourcing and procurement initiatives and growth in lower cost digital products.

Operating and Administrative Expenses:

Operating and administrative expenses for the first nine months of fiscal year 2015 increased 6% to $755.5 million.  The increase was mainly driven by incremental operating and administrative expenses from acquisitions ($42 million), Education Services (Deltak) program growth ($10 million), technology investments in internal systems and digital platforms ($9 million), the expiration of a real estate tax incentive related to the Hoboken headquarters ($3 million) and higher editorial costs in Research to support business growth ($2 million), partially offset by restructuring and other cost savings ($25 million).

Restructuring Charges:

In fiscal year 2013, the Company initiated a program (the “Restructuring and Reinvestment Program”) to restructure and realign its cost base with current and anticipated future market conditions.  The Company is targeting a majority of the cost savings achieved to improve margins and earnings, while the remainder will be reinvested in high growth digital business opportunities.

In the first nine months of fiscal years 2015 and 2014, the Company recorded pre-tax restructuring charges of $23.9 million ($0.27 per share) and $27.3 million ($0.31 per share), respectively, which are described in more detail below:

The following tables summarize the pre-tax restructuring charges related to this program, which are reflected in Restructuring Charges in the Condensed Consolidated Statements of Income (in thousands):

			Cumulative
	For the Nine Months		Program Charges
	Ended January 31,		Incurred to Date
	2015	2014
Charges by Segment:
Research	$4,322	$4,590	$14,992
Professional Development	3,833	4,834	21,977
Education	1,084	375	3,092
Shared Services	14,640	17,528	50,992
Total Restructuring Charges	$23,879	$27,327	$91,053

Charges by Activity:
Severance	$12,605	$14,661	$58,271
Process reengineering consulting	301	8,199	11,475
Other activities	10,973	4,467	21,307
Total Restructuring Charges	$23,879	$27,327	$91,053

Other Activities mainly reflect leased facility consolidations and other contract termination costs. The cumulative charge recorded to-date related to the Restructuring and Reinvestment program of $91.1 million is expected to be fully recovered by the end of fiscal year 2016.

Impairment Charges

In the second quarter of fiscal year 2014, the Company terminated a multi-year software development program for an internal operations application due to a change in the Company’s longer-term enterprise systems plans.  As a result, the Company recorded an asset impairment charge for previously capitalized software costs related to the program of $4.8 million ($0.06 per share).

Amortization of Intangibles:

Amortization of intangibles increased $5.8 million to $38.9 million in the first nine months of fiscal year 2015 and was mainly driven by Talent Solutions acquisitions in Professional Development.

Interest Expense/Income, Foreign Exchange and Other:

Interest expense for the first nine months of fiscal year 2015 increased $2.7 million to $13.0 million.  The increase was driven by higher average debt mainly due to acquisition financing and higher interest rates. The Company’s average cost of borrowing in the first nine months of fiscal years 2015 and 2014 was 1.9% and 1.8%, respectively.  In the first nine months of fiscal year 2015, the Company recognized foreign exchange transaction gains of $2.8 million mainly related to U.S. dollar intercompany receivables in the U.K. and Germany.

Provision for Income Taxes:

The effective tax rate for the first nine months of fiscal year 2015 was 24.3% compared to 17.6% in the prior year. During the first quarter of fiscal year 2014, the Company recorded non-cash deferred tax benefits of $10.6 million ($0.18 per share), principally associated with new tax legislation enacted in the United Kingdom (“U.K”) that reduced the U.K. statutory income tax rates by 3%. The benefits reflect the measurement of all applicable U.K. deferred tax balances to the new income tax rates of 21% effective April 1, 2014 and 20% effective April 1, 2015. Excluding the impact of the deferred tax benefit described above, the Company’s effective tax rate decreased from 24.6% to 24.3% principally due to a lower proportion of income from high tax jurisdictions in the current year and lower U.K. income tax rates, partially offset by lower net tax reserve releases of $2.0 million. Current year results included proportionately higher restructuring charges related to U.S. operations.

Earnings Per Share:

Earnings per diluted share for the first nine months of fiscal year 2015 increased 4% to $2.18 per share.  Excluding the impact of the third quarter 2015 ($0.27 per share) and third quarter 2014 ($0.31 per share) restructuring charges, the prior year impairment charges ($0.06 per share), the prior year deferred tax benefit related to the change in the U.K. statutory income tax rate ($0.18 per share) and the unfavorable impact of foreign exchange ($0.02 per share), earnings per diluted share increased 8%. The increase was mainly driven by growth in higher margin digital revenue and company-wide restructuring and other cost savings, partially offset by the dilutive impacts of investments in Talent Solutions and Education Services (Deltak).

SEGMENT RESULTS FOR THE NINE MONTHS ENDED JANUARY 31, 2015

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

	For the Nine Months
	Ended January 31,			% change
RESEARCH:	2015	2014	% change	w/o FX (a)

Revenue:
Research Communication:
Journal Subscriptions	$490,893	$478,374	3%	2%
Funded Access	16,562	11,538	44%	43%
Other Journal Revenue	90,720	76,487	19%	19%
	598,175	566,399	6%	5%
Books and References:
Print Books	80,658	89,483	-10%	-10
Digital Books	30,154	31,588	-5%	-4%
	110,812	121,071	-8%	-8%

Other Research Revenue	57,162	60,062	-5%	-4%

Total Revenue	$766,149	$747,532	2%	2%

Cost of Sales	(206,707)	(204,428)	1%	1%

Gross Profit	$559,442	$543,104	3%	3%
Gross Profit Margin	73.0%	72.7%

Direct Expenses	(189,500)	(183,408)	3%	3%
Amortization of Intangibles	(21,465)	(20,927)	3%	1%
Restructuring Charges (see Note 7)	(4,322)	(4,590)

Direct Contribution to Profit	$344,155	$334,179	3%	3%
Direct Contribution Margin	44.9%	44.7%

Shared Services and Administrative Costs:
Distribution and Operational Services	(34,141)	(34,801)	-2%	-2%
Technology and Content Management	(75,440)	(75,969)	-1%	-1%
Occupancy and Other	(17,971)	(18,763)	-4%	-5%

Contribution to Profit	$216,603	$204,646	6%	7%
Contribution Margin	28.3%	27.4%

(a)   Adjusted to exclude the fiscal year 2015 and 2014 Restructuring Charges

Revenue:

Research revenue for the first nine months of fiscal year 2015 increased 2% to $766.1 million.  The growth was driven by Journal Subscriptions, Funded Access and Other Journal Revenue, partially offset by declines in Print and Digital Books and Other Research Revenue. Journal Subscription revenue growth was driven by new subscriptions ($4 million), publication timing ($4 million) and new titles ($3 million).  As of January 31, 2015, calendar year 2015 journal subscription renewals were up approximately 1% over calendar year 2014 on a constant currency basis with approximately 81% of targeted business closed.

Funded Access revenue, which represents article publication fees that provide for free access to author articles grew $5.0 million in the first nine months of fiscal year 2015. Growth in Other Journal Revenue, which includes service charges for journal page counts and color charges and sales of journal licensing rights, backfiles and individual articles, was mainly driven by the sale of a journal backfile license ($10 million) and journal rights ($3 million).  Print Books declined 10% to $80.7 million and Digital Books declined 4% to $30.2 million. Other Research Revenue, which includes journal reprint revenue, advertising, book licensing rights, distribution services and the sale of protocols, decreased 4% mainly due to lower journal reprint ($2 million) and advertising ($1 million) revenue.

Revenue by Region is as follows (in millions):
	For the Nine Months
	Ended January 31,		% of	% change
	2015	2014	Revenue	w/o FX
Revenue by Region
Americas	$294.0	$295.2	38%	-1%
EMEA	429.8	412.0	56%	4%
Asia-Pacific	42.3	40.3	6%	8%
Total Revenue	$766.1	$747.5	100%	2%

Cost of Sales:

Cost of sales for the first nine months of fiscal year 2015 increased 1% to $206.7 million.  The increase reflects higher royalty rates on society owned journals  ($5 million) and higher journal volume ($5 million), partially offset by cost savings from outsourcing and procurement initiatives and lower cost digital products ($9 million).

Gross Profit:

Gross Profit Margin for the first nine months of fiscal year 2015 of 73.0% was 30 basis points higher than prior year mainly due to cost savings from outsourcing and procurement initiatives and growth in digital products (110 basis points), partially offset by higher royalty rates on society owned journals (80 basis points).

Direct Expenses and Amortization:

Direct Expenses for the first nine months of fiscal year 2015 increased 3% to $189.5 million.  The increase was mainly driven by higher employment costs ($3 million) and higher editorial costs to support business growth ($2 million).  Amortization of Intangibles increased $0.5 million to $21.5 million in the first nine months of fiscal year 2015, but was flat excluding the unfavorable impact of foreign exchange.

Contribution to Profit:

Contribution to Profit for the first nine months of fiscal year 2015 increased 6% to $216.6 million, or 7% excluding the current and prior year Restructuring Charges and the unfavorable impact of foreign exchange.  Revenue growth and cost savings from outsourcing and procurement initiatives were partially offset by higher royalty rates on society owned journals and higher employment costs.  Contribution Margin increased 90 basis points to 28.3% mainly due to the cost savings from outsourcing and procurement initiatives and growth in digital products, partially offset by higher royalty rates on society owned journals.

Society Partnerships
•	7 new society journals were signed with combined annual revenue of approximately $1.4 million
•	34 renewals/extensions were signed with approximately $25.2 million in combined annual revenue
•	9 journals were not renewed with combined annual revenue of approximately $3.3 million

	For the Nine Months
	Ended January 31,			% change
PROFESSIONAL DEVELOPMENT (PD):	2015	2014	% change	w/o FX (a)

Revenue:
Knowledge Services:
Print Books	$164,567	$180,599	-9%	-9%
Digital Books	36,316	38,739	-6%	-6%
Online Test Preparation and Certification	12,517	10,666	17%	17%
Other	20,479	19,203	7%	7%
	233,879	249,207	-6%	-6%
Talent Solutions:
Assessment	41,200	21,625	91%	91%
Online Learning and Training	31,502	-	-	-
	72,702	21,625	236%	236%

Total Revenue	$306,581	$270,832	13%	13%

Cost of Sales	(86,251)	(84,559)	2%	2%

Gross Profit	$220,330	$186,273	18%	18%
Gross Profit Margin	71.9%	68.8%

Direct Expenses	(101,902)	(76,367)	33%	33%
Amortization of Intangibles	(10,241)	(4,997)	105%	105%
Restructuring Charges (see Note 7)	(3,833)	(4,834)

Direct Contribution to Profit	$104,354	$100,075	4%	3%
Direct Contribution Margin	34.0%	37.0%

Shared Services and Administrative Costs:
Distribution and Operational Services	(23,671)	(28,790)	-18%	-18%
Technology and Content Management	(35,347)	(37,872)	-7%	-7%
Occupancy and Other	(18,706)	(13,900)	35%	35%

Contribution to Profit	$26,630	$19,513	36%	26%
Contribution Margin	8.7%	7.2%

(a)   Adjusted to exclude the fiscal year 2015 and 2014 Restructuring Charges

Revenue:

PD revenue for the first nine months of fiscal year 2015 increased 13% to $306.6 million reflecting incremental revenue from the Talent Solutions acquisitions, CrossKnowledge ($32 million) and Profiles ($17 million). Excluding revenue from both acquisitions, revenue decreased 5% as declines in Book sales exceeded growth in Online Test Preparation and Certification, Other Knowledge Services and other Assessment revenue.  Other Knowledge Services revenue, which includes the sales of licensing rights, subscription revenue and advertising and agency revenue, increased 7% to $20.5 million due to higher advertising and licensing revenue.

Revenue by Region is as follows (in millions):
	For the Nine Months
	Ended January 31,		% of	% change
	2015	2014	Revenue	w/o FX
Revenue by Region:
Americas	$212.5	$212.9	69%	0%
EMEA	76.4	40.6	25%	87%
Asia-Pacific	17.7	17.3	6%	4%
Total Revenue	$306.6	$270.8	100%	13%

Cost of Sales:

Cost of sales for the first nine months of fiscal year 2015 increased 2% to $86.3 million.  The increase was mainly driven by costs from new acquisitions ($6 million), partially offset by lower Print Book volume ($4 million).

Gross Profit:

Gross Profit Margin increased from 68.8% to 71.9% in the first nine months of fiscal year 2015.  The improvement was mainly driven by higher margin incremental revenue from the CrossKnowledge (160 basis points) and Profiles (150 basis points) acquisitions.

Direct Expenses and Amortization:

Direct Expenses for the first nine months of fiscal year 2015 increased 33% to $101.9 million.  The increase was driven by incremental operating expenses from Talent Solutions acquisitions ($31 million), partially offset by restructuring and other cost savings ($6 million). Amortization of Intangibles increased $5.2 million in the first nine months of fiscal year 2015 principally due to the Talent Solutions acquisitions of Profiles and CrossKnowledge.

Contribution to Profit:

Contribution to Profit increased 36% to $26.6 million in the first nine months of fiscal year 2015, or 26% on a currency neutral basis and excluding the current and prior year Restructuring Charges.  The improvement was mainly driven by restructuring and other cost savings, partially offset by lower Print Book revenue and the dilutive impact of the Talent Solutions acquisitions. Contribution Margin increased 150 basis points to 8.7% in the first nine months of fiscal year 2015, or 110 basis points on a currency neutral basis and excluding the Restructuring Charges. The increase was mainly driven by restructuring and other cost savings.

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

	For the Nine Months
	Ended January 31,			% change
EDUCATION:	2015	2014	% change	w/o FX (a)

Revenue:
Books:
Print Textbooks	$126,786	$140,963	-10%	-9%
Digital Books	25,196	21,522	17%	18%
	151,982	162,485	-6%	-5%

Custom Products	49,560	43,966	13%	13%
	-	-
Course Workflow Solutions (WileyPLUS)	40,552	35,587	14%	15%
	-	-
Education Services (Deltak)	58,908	50,395	17%	17%
	-	-
Other Education Revenue	7,062	7,309	-3%	-3%

Total Revenue	$308,064	$299,742	3%	4%

Cost of Sales	(89,881)	(91,719)	-2%	-1%

Gross Profit	218,183	208,023	5%	6%
Gross Profit Margin	70.8%	69.4%

Direct Expenses	(95,233)	(87,462)	9%	9%
Amortization of Intangibles	(7,145)	(7,145)	0%	0%
Restructuring Charges (see Note 7)	(1,084)	(375)

Direct Contribution to Profit	$114,721	$113,041	1%	2%
Direct Contribution Margin	37.2%	37.7%

Shared Service Costs:
Distribution and Operational Services	(9,886)	(11,987)	-18%	-17%
Technology and Content Management	(39,630)	(34,979)	13%	14%
Occupancy and Other	(10,448)	(8,573)	22%	23%

Contribution to Profit	$54,757	$57,502	-5%	-1%
Contribution Margin	17.8%	19.2%

(a) Adjusted to exclude the fiscal year 2015 and 2014 Restructuring Charges

Revenue:

Education revenue for the first nine months of fiscal year 2015 increased 3% to $308.1 million, or 4% excluding the unfavorable impact of foreign exchange. The growth was mainly driven by Education Services (Deltak), Custom Products, Course Workflow Solutions (WileyPLUS) and Digital Books, partially offset by a decline in Print Textbooks. WileyPLUS revenue, which is earned ratably over the school semester, grew 14% during the first nine months of fiscal year 2015. Unearned deferred WileyPLUS revenue as of January 31, 2015 was $14.2 million as compared to $12.8 million as of January 31, 2014.

Education Services (Deltak) accounted for 19% of total Education revenue in the first nine months of fiscal year 2015 compared to 17% in the prior year.  As of January 31, 2015, Deltak had 192 programs under contract (28 in development but not yet generating revenue) compared to 165 programs under contract (45 in development but not yet generating revenue) in the prior year period.

Revenue by Region is as follows (in millions):
	For the Nine Months
	Ended January 31,		% of	% change
	2015	2014	Revenue	w/o FX
Revenue by Region:
Americas	$246.6	$237.5	80%	4%
EMEA	16.0	15.6	5%	1%
Asia-Pacific	45.5	46.6	15%	2%
Total Revenue	$308.1	$299.7	100%	4%

Cost of Sales:

Cost of Sales for the first nine months of fiscal year 2015 decreased 2% to $89.9 million, or 1% excluding the favorable impact of foreign exchange. The decrease in cost was mainly driven by cost savings initiatives ($2 million) and lower inventory obsolescence provisions ($1 million), partially offset by higher student recruitment costs in Education Services (Deltak) due to growth in new partners and programs ($2 million).

Gross Profit:

Gross Profit Margin for the first nine months of fiscal year 2015 improved 140 basis points to 70.8% principally due to cost savings initiatives (75bps), lower inventory obsolescence provisions (40 bps) and product mix.

Direct Expenses and Amortization:

Direct Expenses increased 9% to $95.2 million in the first nine months of fiscal year 2015. The increase was mainly driven by costs associated with growth in Education Services (Deltak) partner programs ($9 million), partially offset by restructuring and other cost savings ($1 million). Amortization of Intangibles was $7.1 million in the first nine months of fiscal years 2015 and 2014.

Contribution to Profit:

Contribution to Profit for the first nine months of fiscal year 2015 decreased 5% to $54.8 million or 1% on a currency neutral basis and excluding the current and prior year Restructuring Charges. The decline was mainly due to continued investment in Education Services (Deltak) programs, partially offset by digital revenue growth and cost savings initiatives.  Contribution Margin decreased 140 basis points to 17.8% in the first nine months of fiscal year 2015, or 90 basis points on a currency neutral basis and excluding the Restructuring Charges. The decline was mainly driven by continued investment in Education Services (Deltak) program development.

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

	For the Nine Months
	Ended January 31,			% change
	2015	2014	% change	w/o FX (a)

Distribution and Operation Services	$67,324	$75,743	-11%	-11%
Technology and Content Management	181,160	178,082	2%	1%
Finance	40,181	39,554	2%	2%
Other Administration	80,249	72,471	11%	11%
Restructuring Charges (see Note 7)	14,640	22,314
Total	$383,554	$388,164	-1%	1%

(a)	Adjusted to exclude the fiscal year 2015 and 2014 Restructuring Charges

Shared Services and Administrative Costs for the first nine months of fiscal year 2015 decreased 1% to $383.6 million, but increased 1% on a currency neutral basis and excluding the current and prior year Restructuring Charges. Distribution and Operation Services costs decreased due to the outsourcing of certain warehousing and other cost savings. Technology and Content Management costs increased mainly due to investments in digital platforms and internal systems ($8 million) and incremental costs from Talent Solutions acquisitions ($5 million), partially offset by Content Management restructuring and other cost savings ($10 million). Finance costs increased mainly due to incremental costs from acquisitions ($2 million), partially offset by lower employment costs ($1 million). Other Administration costs increased mainly due to the expiration of a real estate tax incentive related to the Company’s Hoboken headquarters ($3 million), incremental costs from the CrossKnowledge acquisition ($3 million) and higher business consulting costs ($2 million).

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Cash and Cash Equivalents balance was $260.2 million at the end of the third quarter of fiscal year 2015, compared with $316.0 million a year earlier. Cash Provided by Operating Activities in the first nine months of fiscal year 2015 increased $0.4 million to $154.2 million principally due to higher deferred journal subscription cash collections ($38 million), partially offset by a higher use of cash from other operating assets and liabilities ($33 million). The higher use of cash from other operating assets and liabilities was mainly driven by higher accounts receivable ($27 million) due to growth in CrossKnowledge and a $10 million journal backfile license sale in the second quarter of Fiscal Year 2015, higher annual incentive compensation payments ($20 million), and lower trade payables ($7 million) due to cost containment initiatives, partially offset by lower income tax payments ($17 million) and lower employee retirement plan contributions ($5 million).

Cash Used for Investing Activities for the first nine months of fiscal year 2015 was $245.7 million compared to $74.3 million in the prior year. The first nine months of fiscal year 2015 includes the acquisition of CrossKnowledge for approximately $166 million in cash, net of cash acquired.  The acquisition was funded through the use of the existing credit facility and available cash and did not have an impact on the Company’s ability to meet other operating, investing and financing needs.  During the first nine months of fiscal year 2015, the Company received $1.1 million of escrow proceeds from the sale of certain consumer publishing assets in fiscal year 2013 which represents the final amounts due to the Company from the sale of those assets.

Composition spending was $26.9 million in the first nine months of fiscal year 2015 compared to $30.5 million in the prior year. The decrease reflects lower spending in Education and Research due to cost reduction efficiencies and lower title volume. Cash used for technology, property and equipment was $47.3 million in the first nine months of fiscal year 2015 compared to $38.7 million in the prior year.  The increase mainly reflects Deltak curriculum development costs due to growth in new partners and programs ($4 million), capital spending on facility improvements ($2 million) and costs associated with new systems development ($1 million).

Cash Used for Financing Activities was $109.6 million in the first nine months of fiscal year 2015, as compared to $97.9 million in the prior year. The Company’s net debt (debt less cash and cash equivalents) increased $109.9 million from the prior year. During the first nine months of fiscal year 2015, net debt repayments were $14.4 million compared to $39.0 million in the prior year.  The total notional amount of the interest rate swap agreements associated with the Company’s revolving credit facilities was $450 million as of January 31, 2015.

To take advantage of more favorable interest rates available in the current market, on December 22, 2014 the Company entered into a new $50 million 30-day U.S. dollar revolving credit facility with Santander Bank, N.A. which is equally ranked with the Company’s existing agreement with Bank of America - Merrill Lynch and The Royal Bank of Scotland plc, and TD Bank, N.A. The facility was fully drawn as of December 22, 2014. The borrowing rate is LIBOR plus a margin of 1.0%. The proceeds of the new revolving credit facility were used to pay a portion of the Company’s existing revolving credit facilities and meet seasonal operating cash requirements.

Also, on October 31, 2014, the Company entered into a new U.S. dollar facility with TD Bank, N.A. which is equally ranked with the Company’s existing agreement with Bank of America - Merrill Lynch and The Royal Bank of Scotland plc, and Santander Bank. The new agreement consists of a $50 million 364-day revolving credit facility. The facility was fully drawn as of October 31, 2014. The borrowing rate is LIBOR plus an applicable margin ranging from 0.80% to 1.40%, and a facility fee will be due on any undrawn amounts ranging from 0.125% to 0.30%, both depending on the Company consolidated leverage ratio, as defined. The credit agreement contains certain restrictive covenants related to the Company’s consolidated leverage ratio and interest coverage ratio, which the Company was in compliance with as of January 31, 2015. The proceeds of the new revolving credit facility were used to pay a portion of the Company’s existing revolving credit facility and meet seasonal operating cash requirements.

In the first nine months of fiscal year 2015, the Company repurchased 1,082,502 shares of common stock at an average price of $57.26 compared to 810,257 shares at an average price of $47.56 in the prior year.  In fiscal year 2015, the Company increased its quarterly dividend to shareholders by 16% to $0.29 per share versus $0.25 per share in the prior year. Lower proceeds from the exercise of stock options reflect a lower volume of stock option exercises in the first nine months of fiscal year 2015 compared to the prior year.

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

Cash and Cash Equivalents held outside the U.S. were approximately $237.9 million as of January 31, 2015. The balances were comprised primarily of pound sterling ($93 million), euros ($66 million), Australian dollars ($36 million), Singapore dollars ($15 million) and other ($28 million). Maintenance of these cash and cash equivalent balances outside the U.S. does not have a material impact on the liquidity or capital resources of the Company’s global, including U.S., operations. Cash and cash equivalent balances outside the U.S. may be subject to U.S. taxation, if repatriated. The Company intends to reinvest cash outside the U.S. except in instances where repatriating such earnings would result in no additional income tax.  Accordingly, the Company has not accrued for U.S. income tax on the repatriation of non-U.S. earnings.  It is not practical to determine the U.S. income tax liability that would be payable if such cash and cash equivalents were not indefinitely reinvested.

As of January 31, 2015, the Company had approximately $688.1 million of debt outstanding and approximately $364.8 million of unused borrowing capacity under its Revolving Credit and other facilities. The Company believes that its operating cash flow, together with its revolving credit facilities and other available debt financing, will be adequate to meet its operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair its ability to access these markets on terms commercially acceptable.  The Company does not have any off-balance-sheet debt.

The Company’s working capital can be negative due to the seasonality of its businesses. The primary driver of the negative working capital is unearned deferred revenue related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by the Company for a number of purposes including acquisitions; debt repayments; funding operations; dividend payments; and purchasing treasury shares. The deferred revenue will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of January 31, 2015 include $307.8 million of such deferred subscription revenue for which cash was collected in advance.

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

Interest Rates

The Company had $688.0 million of variable rate loans outstanding at January 31, 2015, which approximated fair value.

On August 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.65% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a two-year period ending August 15, 2016. As of January 31, 2015, the notional amount of the interest rate swap was $150.0 million.

On January 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.47% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a two-year period ending January 15, 2016. As of January 31, 2015, the notional amount of the interest rate swap was $150.0 million.

On March 30, 2012, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.645% and receives a variable rate of interest based on one month LIBOR (as defined) from the counterparty which is reset every month for a three-year period ending March 31, 2015. As of January 31, 2015, the notional amount of the interest rate swap was $150.0 million.

It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.  During the three and nine months ended January 31, 2015, the Company recognized losses on its hedge contracts of approximately $0.5 million and $1.3 million, respectively, which are reflected in Interest Expense in the Condensed Consolidated Statements of Income.  At January 31, 2015, the fair value of the outstanding interest rate swaps was a deferred loss of $0.8 million. Based on the maturity dates of the contracts approximately $0.4 million and $0.4 million of the deferred loss was recorded in Other Accrued Liabilities and Other Long-term Liabilities, respectively. On an annual basis, a hypothetical one percent change in interest rates for the $238.0 million of unhedged variable rate debt as of January 31, 2015 would affect net income and cash flow by approximately $1.5 million.

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

The Company’s significant investments in non-US businesses are exposed to foreign currency risk.  Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment.  During the three and nine months ended January 31, 2015, the Company recorded foreign currency translation losses in Other Comprehensive Income of approximately $99.3 million and $166.1 million, respectively, primarily as a result of the strengthening of the U.S. dollar relative to the British pound sterling and the euro for the three and nine month periods.

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

The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Gains and Losses on the Condensed Consolidated Statements of Income, and carried at their fair value on the Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Gains and Losses. As of January 31, 2015, there were two open forward contracts with notional amounts of approximately 75 million euros and 103 million pounds sterling, respectively. During the nine months ended January 31, 2015, the Company did not designate any forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities. As of January 31, 2015, the fair value of the open forward exchange contracts was a loss of approximately $8.8 million, which was measured on a recurring basis using Level 2 inputs and recorded within the Other Accrued Liabilities line item on the Condensed Consolidated Statements of Financial Position. For the three and nine months ended January 31, 2015, the losses recognized on the forward exchange contracts was $4.6 million and $8.8 million, respectively.

Sales Return Reserves

The estimated allowance for print book sales returns is based upon historical return patterns, as well as current market trends in the businesses in which we operate. Associated with the estimated sales return reserves, the Company also includes a related reduction in inventory and royalty costs as a result of the expected returns.

Net print book sales return reserves amounted to $39.7 million, $40.5 million and $28.6 million as of January 31, 2015 and 2014, and April 30, 2014, respectively. The reserves are reflected in the following accounts of the Condensed Consolidated Statements of Financial Position – increase (decrease):

	January 31, 2015	January 31, 2014	April 30, 2014
Accounts Receivable	$(57,704)	$(57,375)	$(41,102)
Inventories	9,538	8,797	6,774
Accounts and Royalties Payable	(8,492)	(8,044)	(5,695)
Decrease in Net Assets	$(39,674)	$(40,534)	$(28,633)

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

The Company’s book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 9% of total annual consolidated revenue and 14% of accounts receivable at January 31, 2015, the top 10 book customers account for approximately 19% of total annual consolidated revenue and approximately 36% of accounts receivable at January 31, 2015.

The European Union, Canada and United States have imposed sanctions on business relationships with Iran, including restrictions on financial transactions and prohibitions on direct and indirect trading with listed “designated persons.”  In the first nine months of fiscal year 2015, the Company recorded revenue and net profits of approximately $1.5 million and $0.5 million, respectively, related to the sale of scientific and medical content to certain publicly funded universities, hospitals and institutions that meet the definition of the “Government of Iran” as defined under section 560.304 of title 31, Code of Federal Regulations.  The Company has assessed its business relationship and transactions with Iran and believes it is in compliance with the regulations governing the sanctions. The Company intends to continue in these or similar sales as long as they continue to be consistent with all applicable sanction-related regulations.

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

There were no changes in the Company’s internal controls over financial reporting during the third quarter of fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of fiscal year 2015, the Company made the following purchases of Class A Common Stock under its stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program
November 2014	-	-	-	2,529,120
December 2014	186,968	58.97	186,968	2,342,152
January 2015	163,032	57.79	163,032	2,179,120
Total	350,000	58.42	350,000

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

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

32.2 – 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

101.INS – XBRL Instance Document*

101.SCH – XBRL Taxonomy Extension Schema Document*

101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB – XBRL Taxonomy Extension Label Linkbase Document*

101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF – XBRL Taxonomy Extension Definition Linkbase Document*

(b)	The following reports on Form 8-K were submitted to the Securities and Exchange Commission since the filing of the Company’s 10-Q on December 10, 2014:

i.	Earnings release on the third quarter fiscal year 2015 results issued on Form 8-K dated March 10, 2015 which included the condensed financial statements of the Company.

ii.
Announcement of medical leave of the President and Chief Executive Officer and acceleration of Chief Operating Officer Appointment, effective February 10, 2015, issued on Form 8-K filed February 10, 2015.

iii.	Announcement of the appointment of Mark Allin as Executive Vice President, Chief Operating Officer (COO), effective May 1, 2015, issued on Form 8-K filed January 20, 2015.

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

JOHN WILEY & SONS, INC.
Registrant

By	/s/ Mark Allin
Mark Allin
Chief Operating Officer and
Acting Chief Executive Officer

By	/s/ John A. Kritzmacher
John A. Kritzmacher
Executive Vice President and
Chief Financial Officer

By	/s/ Edward J. Melando
Edward J. Melando
Senior Vice President, Controller and
Chief Accounting Officer

Dated: March 11, 2015