Form 10-K
period 2015-04-30
WILEY JOHN & SONS, INC.
filed 2015-06-26
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

[x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  April 30, 2015

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

Yes |    |      No |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, October 31, 2014, was approximately $2,703.5 million.  The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s Class A and Class B Common Stock as of May 31, 2015 was 49,379,843 and 9,482,004 respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on October 1, 2015, are incorporated by reference into Part III of this Form 10-K.

JOHN WILEY AND SONS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 30, 2015

PART I

Item 1.	Business

The Company, founded in 1807, was incorporated in the state of New York on January 15, 1904. As used herein the term “Company” means John Wiley & Sons, Inc., and its subsidiaries and affiliated companies, unless the context indicates otherwise.

The Company is a global provider of knowledge and knowledge-enabled services that improve outcomes in areas of research, professional practice and education. Through the Research segment, the Company provides digital and print scientific, technical, medical and scholarly journals, reference works, books, database services and advertising. The Professional Development segment provides digital and print books, employment talent solutions, online learning, assessment and training services, and test prep and certification. In Education, the Company provides print and digital content, and education solutions including online program management services for higher education institutions and course management tools for instructors and students. The Company takes full advantage of its content from all three core businesses in developing and cross-marketing products to its diverse customer base of researchers, professionals, students, and educators. The use of technology enables the Company to make its content efficiently more accessible to its customers around the world. The Company’s operations are primarily located in the United States, Canada, Europe, Asia, and Australia.

Further description of the Company’s business is incorporated herein by reference in the Management’s Discussion and Analysis section of this 10-K.

Employees

As of April 30, 2015, the Company employed approximately 4,900 persons on a full-time equivalent basis worldwide.

Financial Information About Business Segments

The note entitled “Segment Information” of the Notes to Consolidated Financial Statements and pages 15 through 50 of the Management’s Discussion and Analysis section of this Form 10-K are incorporated herein by reference.

Financial Information About Foreign and Domestic Operations and Export Sales

The note entitled “Segment Information” of the Notes to Consolidated Financial Statements and pages 25 and 26 of the Management’s Discussion and Analysis section of this Form 10-K are incorporated herein by reference.

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

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995:

This Form 10-K for the year ended April 30, 2015 contains certain forward-looking statements concerning the Company’s operations, performance and financial condition. In addition, the Company provides forward-looking statements in other materials released to the public as well as oral forward-looking information. Statements which contain the words anticipate, expect, believes, estimate, project, forecast, plan, outlook, intend and similar expressions constitute forward-looking statements that involve risk and uncertainties. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those in any forward-looking statements.

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

Operating and Administrative Costs and Expenses

In general, any significant increase in the costs of goods and services provided to the Company may adversely affect the Company’s costs of operation. The Company has a significant investment in its employee base around the world. The Company offers competitive salaries and benefits in order to attract and retain the highly skilled workforce needed to sustain and develop new products and services required for growth. Employment and benefit costs are affected by competitive market conditions for qualified individuals, and factors such as healthcare, pension and retirement benefit costs. The Company is a large paper purchaser, and paper prices may fluctuate significantly from time-to-time. To reduce the impact of paper price increases, the Company relies upon multiple suppliers. The Company from time-to-time may hedge the exposure to fluctuations in price by entering into multi-year supply contracts. As of April 30, 2015, the Company’s consolidated paper inventory was approximately $4.7 million and there were no outstanding multi-year supply contracts.

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

Swets Information Services, a global library subscription agent based in Amsterdam, declared bankruptcy in late September. While the bankruptcy had no material impact on the Company’s financial statements, future sourcing of journal subscriptions may be temporarily impacted. The impact to calendar year 2015 journal subscription revenue is expected to be approximately $5 million.

The Company’s non-journal subscription business is not dependent upon a single customer. Although no one non-journal customer accounts for more than 8% of total consolidated revenue and 12% of accounts receivable at April 30, 2015, the top 10 non-journal customers account for approximately 17% of total consolidated revenue and approximately 29% of accounts receivable at April 30, 2015. The Company maintains approximately $25 million of trade credit insurance, subject to certain limitations, covering balances due from certain named customers which expires in May, 2016.

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

The scientific research publishing industry generates much of its revenue from paid customer subscriptions to online and print journal content. There is debate within government, academic and library communities whether such journal content should be made available for free, immediately or following a period of embargo after publication, referred to as “open access”. For instance, certain governments are considering new mandates that would require journal articles derived from government-funded research to be made available to the public at no cost after an embargo period. Open access can be achieved in two ways: Green, which enables authors to publish articles in subscription based journals and self–archive the author accepted version of the article for free public use after an embargo period, and Gold, which enables authors to publish their articles in journals that provide immediate free access to the article on the publisher’s website following payment of an article publication fee. These mandates have the potential to put pressure on subscription-based publications and favor business models funded by author fees or government and private subsidies. If such regulations are widely implemented the Company’s operating results could be adversely affected. To date, the majority of governments that have taken a position on Open access have favored the green model and have generally specified embargo periods of twelve months. The publishing community generally takes the view that this period should be sufficient to protect subscription revenues provided that publishers’ platforms offer sufficient added value to the article. Governments in Europe have been more supportive of the gold model, which thus far is generating incremental revenue for publishers with active open access programs.

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

Outsourcing of Business Processes

The Company has outsourced certain business functions, principally in technology, content management and certain transactional functions, to third-party service providers to achieve cost savings and efficiencies. If these third-party service providers do not perform effectively, the Company may not be able to achieve the expected cost savings and depending on the function involved, may experience business disruption or processing inefficiencies, all with potential adverse effects on the Company’s operating results.

Introduction of New Technologies, Products and Services

The Company must continue to invest in technology and other innovations to adapt and add value to its products and services to remain competitive. There are uncertainties whenever developing new products and services, and it is often possible that such new products and services may not be launched or if launched, may not be profitable or as profitable as existing products and services.

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

We are continually improving and upgrading our computer systems and software.  We are in the process of implementing a new Enterprise Resource Planning system as part of a multi-year plan to integrate and upgrade our operational and financial systems and processes.  The implementation of this global system will occur in phases over the next several years.  Implementation of a new enterprise resource planning system involves risks and uncertainties.  Any disruptions, delays, or deficiencies in the design or implementation of a new system, could result in increased costs, disruptions in operations or delays in the collection of cash from our customers, as well as have an adverse effect on our ability to timely report our financial results, all of which could materially adversely affect our business, financial condition, and results of operations.

Information technology system failures, network disruptions and breaches of data security could significantly disrupt the operations of the Company. Management has designed and implemented policies, processes and controls to mitigate risks of information technology failure and to provide security from unauthorized access to our systems. In addition, the Company has in place disaster recovery plans to maintain business continuity.  The size and complexity of our information technology and information security systems, and those of our third-party vendors with whom we contract, make such systems potentially vulnerable to cyber-attacks common to most industries from inadvertent or intentional actions by employees, vendors, or malicious third-parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives. While the Company has taken steps to address these risks, there can be no assurance that a system failure, disruption or data security breach would not adversely affect the Company’s business and operating results.

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

Interest Rate and Foreign Exchange Risk

Non-U.S. revenues, as well as our substantial non-U.S. net assets, expose the Company’s results to foreign currency exchange rate volatility. The percentage of Consolidated Revenue for fiscal year 2015 recognized in the following currencies (on an equivalent U.S. dollar basis) were: approximately 55% U.S dollar; 29% British pound sterling; 8% euro and 8% other currencies. In addition, our interest-bearing loans and borrowings are subject to risk from changes in interest rates. These risks and the measures we have taken to help contain them are discussed in the Market Risk section of this 10-K. The Company from time-to-time uses derivative instruments to hedge such risks. Notwithstanding our efforts to foresee and mitigate the effects of changes in fiscal circumstances, we cannot predict with certainty changes in currency and interest rates, inflation or other related factors affecting our business.

Changes in Tax Legislation

The Company is subject to tax laws within the jurisdictions in which it does business. Changes in tax legislation could have a material impact on the Company’s financial results. There have been recent proposals to reform U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on earnings outside of the U.S. This could have a material impact on the Company’s financial results since a substantial portion of the Company’s income is earned outside the U.S. In addition, the Company is subject to audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals and have a material impact on the Company’s net income, cash flow and financial position. See Note 13 (“Tax Audits”) for further details on the Company’s income tax audit in Germany.

Business Risk in Developing, Emerging and Other Foreign Markets

The Company sells its products to customers in the Middle East (including Iran and Syria), Africa (including Sudan), Cuba, and other developing markets where it does not have operating subsidiaries. In addition, approximately 13% of Research journal articles are sourced from authors in China. The Company does not own any assets or liabilities in these markets except for trade receivables. Challenges and uncertainties associated with operating in developing markets has a higher relative risk due to political instability, economic volatility, crime, terrorism, corruption, social and ethnic unrest, and other factors. In fiscal year 2015, the Company recorded revenue and net profits of $0.8 million and $0.3 million, respectively, related to sales to Cuba, Sudan, Syria and Iran. While sales in these markets are not material to the Company’s business results, adverse developments related to the risks associated with these markets may cause actual results to differ from historical and forecasted future operating results. Disruption in these markets could also trigger a decrease in consumer purchasing power, resulting in a reduced demand for our products.

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

Effects of Increases in Pension Costs and Funding Requirements

The Company provides defined benefit pension plans for certain employees worldwide. The Company’s Board of Directors approved amendments to the U.S., Canada and U.K. defined benefit plans that froze or will freeze the plans effective June 30, 2013, December 31, 2015 and April 30, 2015, respectively. The funding requirements and costs of these plans are dependent upon various factors, including the actual return on plan assets, discount rates, plan participant population demographics and changes in pension regulations. Changes in these factors affect the Company’s plan funding, cash flow and results of operations.

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

Valuation of Goodwill and Intangible Assets

At April 30, 2015, the Company had $962.4 million of goodwill and $917.6 million of intangible assets on its balance sheet. The intangible assets are principally comprised of content and publishing rights, customer relationships, and brands and trademarks. Failure to achieve business objectives and financial projections could result in an asset impairment charge, which would result in a non-cash charge to operating expenses. Goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis and also when events or changes in circumstances indicate that impairment may have occurred. Intangible assets with determinable lives are tested for impairment only when events or changes in circumstances indicate that an impairment may have occurred. Determining whether an impairment exists can be difficult as a result of increased uncertainty and current market dynamics, and requires significant management estimates and judgment. In addition, the potential for goodwill impairment is increased during periods of economic uncertainty. An asset impairment charge could have a material adverse effect on the Company’s business, operating results and financial condition.

Attracting and Retaining Key Employees

The Company is highly dependent on the continued services of its Chief Executive Officer, Chief Financial Officer and other senior officers and key employees.  The loss of the services of skilled personnel for any reason and the Company’s inability to replace them with suitable candidates quickly or at all, as well as any negative market perception resulting from such loss, could have a material adverse effect on the Company’s business, operating results and financial condition.  In addition, we are dependent upon our ability to continue to attract new employees with key skills to support business growth.

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

Location	Purpose	Owned or Leased	Approx. Sq. Ft.

United States:

New Jersey	Corporate Headquarters	Leased	414,000
	Office & Warehouse	Leased	185,000

Indiana	Office	Leased	108,000

California	Office	Leased	57,000

Massachusetts	Office	Leased	42,000

Illinois	Office	Leased	42,000

Florida	Office	Leased	49,000

Minnesota	Offices	Leased	16,000

Texas	Offices	Leased	41,000

Colorado	Office	Leased	15,000

International:

Australia	Offices	Leased	59,000

Canada	Office	Leased	17,000

England	Warehouses	Leased	297,000
	Offices	Leased	80,000
	Offices	Owned	70,000

Germany	Office	Owned	58,000
	Office	Leased	24,000

Singapore	Offices	Leased	44,000

Russia	Office	Leased	18,000

India	Office & Warehouse	Leased	16,000

China	Office	Leased	14,000

Item 3.	Legal Proceedings

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

The Company’s Class A and Class B shares are listed on the New York Stock Exchange under the symbols JWa and JWb, respectively. Dividends per share and the market price range (based on daily closing prices) by fiscal quarter for the past two fiscal years were as follows:

	Class A Common Stock			Class B Common Stock
		Market Price			Market Price
	Dividends	High	Low	Dividends	High	Low
2015
First Quarter	$0.29	$62.05	$54.52	$0.29	$61.80	$54.35
Second Quarter	0.29	60.42	51.45	0.29	61.08	52.04
Third Quarter	0.29	62.85	56.48	0.29	62.75	56.37
Fourth Quarter	0.29	65.21	56.88	0.29	65.10	56.74
2014
First Quarter	$0.25	$45.13	$38.15	$0.25	$45.12	$36.93
Second Quarter	0.25	50.95	43.64	0.25	50.80	43.79
Third Quarter	0.25	56.75	48.81	0.25	56.35	48.75
Fourth Quarter	0.25	58.83	51.63	0.25	58.68	51.82

On a quarterly basis, the Board of Directors considers the payment of cash dividends based upon its review of earnings, the financial position of the Company, and other relevant factors. As of April 30, 2015, the approximate number of holders of the Company’s Class A and Class B Common Stock were 873 and 77 respectively, based on the holders of record.

During the fourth quarter of fiscal year 2015, the Company did not make purchases of Class A Common Stock under its stock repurchase program. As of April 30, 2015 the maximum number of shares that may be purchased under the program was 2,179,120.

Item 6.	Selected Financial Data

For the Years Ended April 30,
Dollars in millions (except per share data)	2015	2014	2013	2012	2011
Revenue	$1,822.4	$1,775.2	$1,760.8	$1,782.7	$1,742.6
Operating Income (a-c)	237.7	206.7	199.4	280.4	248.1
Net Income (a-d)	176.9	160.5	144.2	212.7	171.9
Working Capital (e)	(62.8)	60.1	(32.2)	(66.3)	(228.9)
Deferred Revenue in Working Capital (e)	(372.1)	(385.7)	(363.0)	(342.0)	(321.4)
Total Assets	3,004.2	3,077.4	2,806.4	2,532.9	2,430.1
Long-Term Debt	650.1	700.1	673.0	475.0	330.5
Shareholders’ Equity	1,055.0	1,182.2	988.4	1,017.6	977.9
Per Share Data
Earnings Per Share (a-d)
Diluted	$2.97	$2.70	$2.39	$3.47	$2.80
Basic	$3.01	$2.73	$2.43	$3.53	$2.86
Cash Dividends
Class A Common	$1.16	$1.00	$0.96	$0.80	$0.64
Class B Common	$1.16	$1.00	$0.96	$0.80	$0.64

a)
In fiscal years 2015, 2014 and 2013, the Company recorded restructuring charges of $28.8 million ($20.3 million after tax or $0.34 per share), $42.7 million ($28.3 million after tax or $0.48 per share) and $29.3 million ($19.8 million after tax or $0.33 per share), respectively, and related impairment charges in fiscal years 2014 and 2013 of $4.8 million ($3.4 million after tax or $0.06 per share) and $30.7 million ($21.1 million after tax or $0.35 per share), respectively.

b)
In fiscal year 2013, the Company recorded a gain, net of losses, on the sale of certain Professional Development consumer publishing programs of $6.0 million ($2.6 million after tax or $0.04 per share).

c)	In fiscal year 2011, the Company recorded a $9.3 million bad debt provision ($6.0 million after tax or $0.10 per share) related to the bankruptcy of a large book retailer “Borders”.
d)	Tax benefits and charges included in fiscal year results are as follows:
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
e)
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

The Company is a global provider of knowledge and knowledge-enabled services that improve outcomes in areas of research, professional practice and education. Through the Research segment, the Company provides digital and print scientific, technical, medical and scholarly journals, reference works, books, database services and advertising. The Professional Development segment provides digital and print books, employment talent solutions, online learning, assessment and training services, and test prep and certification. In Education, the Company provides print and digital content, and education solutions including online program management services for higher education institutions and course management tools for instructors and students. The Company takes full advantage of its content from all three core businesses in developing and cross-marketing products to its diverse customer base of researchers, professionals, students, and educators. The use of technology enables the Company to make its content efficiently more accessible to its customers around the world. The Company’s operations are primarily located in the United States, Canada, Europe, Asia, and Australia.

Business growth comes from a combination of organic growth from existing brands and titles; title, imprint and other business acquisitions which complement the Company’s existing businesses; designing and implementing new methods of delivering products to our customers; and the development of new products and services. The Company’s revenue grew at a compound annual rate of 1% over the past five years.

Core Businesses

Research:

The Company’s Research business serves the world’s research and scholarly communities and is the largest publisher for professional and scholarly societies.  Research’s mission is to support researchers, professionals and learners in the discovery and use of research knowledge to achieve results that help shape the future.  Research products include scientific, technical, medical and scholarly research journals, books, reference works, databases, clinical decision support tools, laboratory manuals and workflow tools, in the publishing areas of the physical sciences and engineering, health sciences, social science and humanities and life sciences. Research customers include academic, corporate, government, and public libraries; researchers; scientists; clinicians; engineers and technologists; scholarly and professional societies; and students and professors. The Company’s Research products are sold and distributed globally in digital and print formats through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to professional society members, bookstores, online booksellers and other customers. Publishing centers include Australia, Germany, India, the United Kingdom and the United States. Research accounted for approximately 57% of total Company revenue in fiscal year 2015 and generated revenue growth at a compound annual rate of 1% over the past five years.

Research revenue by product type includes Journal Subscriptions; Funded Access; Other Journal Revenue, which includes service charges for journal page counts and color charges and sales of journal licensing rights, backfiles and individual articles; Print Books; Digital Books; and Other Research Revenue, which includes journal reprint revenue, advertising, book licensing rights, distribution services and the sale of protocols.

The graph below presents Research revenue by product type for fiscal year 2015:

Key growth strategies for the Research business include evolving and developing new licensing models for the Company’s institutional customers; developing new funded access revenue streams; focusing resources on high-growth and emerging markets; and developing new digital products, services and workflow solutions to meet the needs of researchers, authors, societies and corporate customers.

Approximately 52% of Journal Subscription revenue is derived from publishing rights owned by the Company. Publishing alliances also play a major role in Research’s success. Approximately 48% of Journal Subscription revenue is derived from publication rights which are owned by professional societies and published by the Company pursuant to a long-term contract or owned jointly with a professional society. These society alliances bring mutual benefit, with the societies gaining Wiley’s publishing, marketing, sales and distribution expertise, while Wiley benefits from being affiliated with prestigious societies and their members. The Company publishes the journals of many prestigious societies, including the American Cancer Society, the American Heart Association, the British Journal of Surgery Society, the European Molecular Biology Organization, the American Anthropological Association, the American Geophysical Union and the German Chemical Society.

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

Wiley Online Library, the online publishing platform for the Company’s Research business, is one of the world’s broadest and deepest multidisciplinary collections of online resources covering life, health and physical sciences, social science and the humanities. Built on the latest technology and designed with extensive input from scholars around the world, Wiley Online Library delivers seamless integrated access to over 7 million articles from approximately 1,600 journals, 16,000 online books, and hundreds of multi-volume reference works, laboratory protocols and databases. Wiley Online Library provides the user with intuitive navigation, enhanced discoverability, expanded functionality and a range of personalization options. Access to abstracts is free, full content is accessible through licensing agreements or as individual article purchases. Large portions of the content are provided free or at nominal cost to nations in the developing world through partnerships with certain non-profit organizations. Wiley Online Library also provides the Company with revenue growth opportunities through new applications and business models, online advertising, deeper market penetration and individual sales and pay-per-view options.

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

The Company offers an alternative digital journal subscription license model to subscribers in certain markets.  Under this alternative model, the Company provides access to all journal content published within a calendar year. Under the Company’s previous licensing model, a customer subscribed to a discrete number of online journal issues and revenue was recognized as each issue was made available online.

Wiley Online Library takes advantage of technology to update content frequently and to add new features and resources on an ongoing basis to increase the productivity of scientists, professionals and students. Two examples are EarlyView, through which customers can access individual articles well in advance of print publication, and the Wiley Journals Apps service, which enables users to access articles and related content from over 200 titles on a tablet or other mobile device.

Wiley Open Access is the Company’s publishing program for open-access research articles. Under the Wiley Open Access business model, research articles submitted by authors are published and compiled by subject area into open-access journals. All research articles published in Wiley Open Access journals are freely available to the general public on Wiley Online Library to read, download and share.  A publication service fee is charged upon acceptance of a research article by the Company, which may be paid by the individual author or by the author’s funder or institution. To actively support researchers and members who wish to publish in Wiley Open Access journals, an academic or research institution, society or corporation may fund the fee directly. In return for the service fee, the Company provides its customary publishing, editing, peer review, technology and distribution services. All accepted open-access articles are subject to the same rigorous peer-review process applied to the Company’s subscription based journals which are supported by the Company’s network of prestigious journals and societies. In addition to Wiley Open Access, the Company provides authors with the opportunity to make their individual research articles that were published within the Company’s paid subscription journals freely available to the general public through OnlineOpen on payment of an Article Payment Charge.

Professional Development (“PD”):

The Company’s Professional Development business acquires, develops and publishes professional information and content delivered through print and digital books, test preparation, assessments, online learning services and certification and training services. Communities served include business, finance, accounting, workplace learning, management, leadership, technology, behavioral health, engineering/architecture and education. Professional Development’s mission is to create products and services that help professionals worldwide learn, achieve results, and enhance their skills throughout their careers and enable corporations to maximize their investment in talent and individuals by having them become more effective in the workplace. Products are developed in print and digitally for worldwide distribution through multiple channels, including chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, websites, distributor networks and other online applications. Publishing centers include Australia, Germany, India, the United Kingdom and the United States. Professional Development accounted for approximately 22% of total Company revenue in fiscal year 2015 which declined at a compound annual rate of (1%) over the past five years, including the impact of the divested consumer publishing programs in fiscal year 2013 and the acquisitions of Inscape in fiscal year 2012, ELS in fiscal year 2013, Profiles in fiscal year 2014 and CrossKnowledge in fiscal year 2015.

Professional Development revenue by product type includes Print Books; Digital Books; Online Test Preparation and Certification; Assessments; Online Learning and Training; and Other Knowledge Services revenue, which includes the sales of licensing rights, subscription revenue and advertising and agency revenue.

The graph below presents PD revenue by product type for fiscal year 2015:

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

Recent Acquisitions:

On May 1, 2014, the Company acquired CrossKnowledge for approximately $166 million in cash, net of cash acquired. CrossKnowledge is a learning solutions provider focused on leadership and managerial skills development that offers subscription-based, digital learning solutions for global corporations, universities, and small and medium-sized enterprises. CrossKnowledge’s solutions include a variety of managerial and leadership skills assessments, courses, certifications, content and executive training programs that are delivered on a cloud-based LMS platform with over 19,000 learning objects in 17 languages. CrossKnowledge serves over five million end-users in 80 countries. CrossKnowledge generated revenue of $42.0 million in fiscal year 2015.

On April 1, 2014, the Company acquired Profiles International (“Profiles”) for approximately $48 million in cash, net of cash acquired. Profiles provides pre-employment assessment and selection tools that enable employers to optimize candidate selections and develop the full potential of their employees. Solutions include pre-hire assessments, including those designed to measure and match personality, knowledge, skills, managerial fit, loyalty, and values; and post-hire assessments, focused on measuring sales and managerial effectiveness, employee performance and career potential. Profiles serves approximately 4,000 corporate clients and millions of end users in over 120 countries, with assessments available in 32 languages. Profiles generated revenue of $23.3 million in fiscal year 2015.

In November 2012, the Company acquired Efficient Learning Systems, Inc. (“ELS”) for approximately $24 million in cash, net of cash acquired. ELS is an e-learning system provider focused in the areas of professional finance and accounting.  ELS’ flagship product, CPAExcel, is a modular, digital platform comprised of online self-study, videos, mobile apps, and sophisticated planning tools that has helped over 65,000 professionals prepare for the CPA exam since 1998. The acquisition enhanced Wiley’s position in the growing CPA test preparation market and provided the Company with a scalable platform that can be leveraged globally across other areas of its Professional Development business. ELS generated revenue of $8.8 million in fiscal year 2015. In December 2013, the Company acquired Elan Guides for approximately $2.5 million, Elan Guides provides content in multiple formats to help prepare candidates for the CFA examinations.

In February 2012, Wiley acquired Inscape Holdings, Inc. (“Inscape”), a leading provider of assessment-based training solutions, for approximately $85 million in cash, net of cash acquired. The acquisition combined Wiley’s deep well of valuable content and global reach in leadership and training with Inscape’s talent development content, technology and distribution network, including the innovative EPIC online assessment-delivery platform and an elite global authorized distributor network of nearly 1,700 independent consultants, trainers, and coaches. Inscape’s solution-focused products are used in thousands of organizations, including major government agencies and Fortune 500 companies. Inscape generated revenue of $26.1 million in fiscal year 2015.

Inscape’s solutions-focused DiSC® offerings complement Wiley’s existing offerings, such as Kouzes and Posner’s Leadership Practices Inventory® and newly released The Five Behaviors of a Cohesive TeamTM, in the growing workplace learning industry. The combined assessment offerings increased the Company’s presence in the professional training and development arena. We believe Inscape’s competitive strengths will also advance a number of Professional Development’s major strategic goals. As a workplace learning business with more than 70% of revenue from a proprietary digital platform, Inscape enables Wiley to move more rapidly into digital delivery within the growing workplace learning and assessment market and build a significant market position in the category of leadership development. Inscape also enhanced Wiley’s global presence, serving customers around the world in more than 30 languages each year, with approximately 25% of fiscal year 2015 revenue generated outside the U.S through Inscape’s dedicated global distributor network.

Strategic Divestitures:

In fiscal year 2013, the Company divested a number of its consumer publishing assets as they no longer aligned with the Company’s long-term business strategy. Those assets included travel (including all of its interests in the Frommer’s, Unofficial Guides, and WhatsonWhen brands), culinary, CliffsNotes, Webster’s New World Dictionary and certain other consumer programs. During fiscal year 2013, the Company sold these publishing assets in a series of individual transactions for approximately $34 million. Fiscal year 2013 revenue and operating income associated with the operations of the assets sold were approximately $46 million and $16 million, respectively.

Publishing Alliances and Programs:

Publishing alliances and franchise products are central to the Company’s strategy. Professional Development alliance partners include Bloomberg Press, the American Institute of Architects, the Leader to Leader Institute, Fisher Investments, the CFA Institute, the BPO Certification Institute, Autodesk and many others.

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

Education:

The Company’s Education business produces educational content and solutions, including course management tools for instructors and students and online program services for higher education institutions. Education’s mission is to help teachers teach and students learn by delivering personalized content, tools and services that demonstrate results to students, faculty and institutions throughout the world. Education offers learning solutions, innovative products and services principally delivered through college bookstores, online distributors and directly to institutions, with customers having access to content in digital and custom print formats, as well as the traditional print textbook. Education’s cost-effective, flexible solutions are available in each of its publishing disciplines, including sciences, engineering, computer science, mathematics, business and accounting, statistics, geography, hospitality and the culinary arts, education, psychology and modern languages.

Education accounted for approximately 21% of total Company revenue in fiscal year 2015 and generated revenue growth at a compound annual rate of 6% over the past five years, including the acquisition of Deltak in fiscal year 2013.

Education revenue by product type includes Print Textbooks; Digital Books; Education Services (Deltak); Custom Products; Course Workflow Solutions (WileyPLUS), and Other Education revenue which includes revenue from the licensing of publishing content rights and other content adaptions.

The graph below presents Education revenue by product type for fiscal year 2015:

The Company continues to transform the Education business from a content publisher to an education solutions provider. Education’s key growth strategies include developing and acquiring digital products and solutions across the educational value chain; continuing the transformation of the business from traditional print products to digital and custom products and services; focusing on institutional relationships and direct-to-student digital products; and developing the Company’s online institutional education services model acquired with Deltak.

In October 2012, the Company acquired Deltak for approximately $220 million in cash, net of cash acquired. Deltak works in close partnership with leading colleges and universities to develop and support online degree and certificate programs. These new services position the Company as an online education services provider. Wiley now provides a complete solution to help higher education institutions transition their programs into valuable online experiences. We offer market research to validate degree or certification program demand, instructional design, marketing, student recruitment and retention services, and access to the Engage Learning Management System and Student Relationship Platform, with the goal of boosting the quality and efficacy of online and hybrid programs. The Company now has access to high-growth markets and a variety of capabilities and technologies for its expansion into custom online courses and curriculum development. The Company will leverage its strong reputation and financial stability for new program investment, to accelerate growth globally, to access professional consumers and corporations and to expand content and faculty development offerings. As of April 30, 2015, the Company had 38 partners and 200 degree programs under contract.  Deltak generated revenue of $81.6 million in fiscal year 2015.

Strategic partnerships and relationships with companies such as Microsoft®, Blackboard, Canvas, Snapwiz and the Culinary Institute of America are also an important component of Education’s growth strategy. The ability to join Wiley’s product development, sales, marketing, distribution and technology with a partner’s content, technology and/or brand name has contributed to Education’s success.

Education offers high-quality online learning solutions including WileyPLUS, a research-based, online environment for effective teaching and learning that is integrated with a complete digital textbook. WileyPLUS improves student learning through instant feedback, personalized learning plans, and self-evaluation tools as well as a full range of course-oriented activities, including online planning, presentations, study, homework and testing. In selected courses, WileyPlus includes a personalized adaptive learning component, Orion, which is based on cognitive science. Orion helps to build student proficiency on topics while improving the effectiveness of their study time. It assists educators in identifying areas that need reinforcement and measures student engagement and proficiency throughout the course.

Education promotes and supports the customization of its content. Wiley Custom Learning Solutions is a full-service custom publishing program that offers an array of tools and services designed to put content creation in instructors’ hands. Our suite of custom products empowers users to create high-quality, affordable education solutions tailored to meet individual classroom needs. Through Wiley Custom Select, an online custom textbook system, instructors can easily build print and digital materials tailored to their specific course needs and add their own content to create a customized solution derived from any one of the Company’s three business segments.

Knowledge-Enabled Products and Services:

Journal Products:

The Company publishes approximately 1,600 Research and Professional Development journals. Journal Subscription revenue and other related publishing income, such as Funded Access, advertising, backfile sales, the licensing of publishing rights, journal reprints and individual article sales accounted for approximately 45% of the Company’s consolidated fiscal year 2015 revenue. The journal portfolio includes titles owned by the Company, in which case they may or may not be sponsored by a professional society; titles owned jointly with a professional society; and titles owned by professional societies and published by the Company pursuant to long-term contracts.

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

The Company offers an alternative digital journal subscription license model to subscribers in certain markets.  Under this alternative model, the Company provides access to all journal content published within a calendar year. Under the Company’s previous licensing model, a customer subscribed to a discrete number of online journal issues and revenue was recognized as each issue was made available online.

Book Products:

Book products and book related publishing revenue, such as advertising and the sale of publishing rights, accounted for approximately 32% of the Company’s consolidated fiscal year 2015 revenue.  Materials for book publications are obtained from authors throughout most of the world through the efforts of an editorial staff, outside editorial advisors, and advisory boards. Most materials are originated by the authors themselves or as a result of suggestion or solicitations by editors and advisors. The Company enters into agreements with authors that state the terms and conditions under which the materials will be published, the name in which the copyright will be registered, the basis for any royalties, and other matters. Most of the authors are compensated with royalties, which vary depending on the nature of the product. The Company may make advance payments against future royalties to authors of certain publications. Royalty advances are reviewed for recoverability and a reserve for loss is maintained, if appropriate.

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

Like most other publishers, the Company generally contracts with independent printers and binderies globally for their services. The Company purchases its paper from independent suppliers and printers. The fiscal year 2015 weighted average U.S. paper prices decreased approximately 1% from fiscal year 2014. Approximately 76% of the Company’s paper inventory is held in the United States. Management believes that adequate printing and binding facilities, sources of paper and other required materials are available to it, and that it is not dependent upon any single supplier. Printed book products are distributed from both Company-operated warehouses and independent distributors.

The Company develops content in a digital format that can be used for both digital and print products, resulting in productivity and efficiency savings, and enabling print-on-demand delivery. Book content is available online through Wiley Online Library, WileyPLUS, Wiley Custom Select and other proprietary platforms.  Digital books are delivered to intermediaries including Amazon, Apple and Google, for re-sale to individuals in various industry-standard formats, which are now the preferred deliverable for licensees of all types, including foreign language publishers. Digital books are also licensed to libraries through aggregators. Specialized formats for digital textbooks go to distributors servicing the academic market, and digital book collections are sold by subscription through independent third-party aggregators servicing distinct communities. Custom deliverables are provided to corporations, institutions and associations to educate their employees, generate leads for their products, and extend their brands. Content from digital books is also used to create website articles, mobile apps, newsletters and promotional collateral. This continual re-use of content improves margins, speeds delivery and helps satisfy a wide range of customer needs. The Company’s online presence not only enables it to deliver content online, but also to sell more books. The growth of online booksellers benefits the Company because they provide unlimited virtual “shelf space” for the Company’s entire backlist.

Marketing and distribution services are made available to other publishers under agency arrangements. The Company also engages in co-publishing titles with international publishers. The Company also receives licensing revenue from photocopies, reproductions, translations, and digital uses of its content.

Solutions:

The Company believes that the demand for learning solutions will continue to increase for the foreseeable future.  In order to meet this demand and remain competitive, the Company is focused on delivering knowledge-enabled services, which improve learning, career and employment management and effectiveness for its target communities.  With the goal of servicing its customers across the arc of their careers the Company is creating new revenue streams through organic development and acquisition. The Deltak, Inscape, ELS, Profiles and CrossKnowledge acquisitions have enhanced the Company’s portfolio of knowledge-enabled services and provided the Company with new capabilities and expertise, including new channels to market and direct end-user engagement. The Inscape, ELS, Profiles and CrossKnowledge acquisitions highlight the Company’s focus on providing digital content; workflow solutions around professional career development and talent assessment, while the Deltak acquisition positions the Company as an online educational solutions provider with a variety of capabilities and technologies for its expansion into custom online course and curriculum development. In addition, Education’s WileyPLUS platform improves student learning through instant feedback, personalized learning plans and self-evaluation tools.

Online Learning and Training:

The CrossKnowledge business represents the Company’s professional Online Learning and Training services.  This business offers subscription-based, digital learning solutions for global corporations, universities, and small and medium-sized enterprises, with revenues earned over the terms of the subscriptions. CrossKnowledge’s solutions include a variety of managerial and leadership topics such as leadership, diversity, value creation, client orientation, change and corporate strategy, that are delivered on a cloud-based LMS platform with over 19,000 learning objects in 17 languages. Its Mohive offering also provides a collaborative e-learning publishing and program creation system. Revenue growth is derived from legacy markets, such as Europe, Asia and the Nordics, and in newer markets, such as the U.S. and Latin America. In addition, content and LMS offerings are continuously refreshed and expanded to serve a wider variety of customer needs. Online Learning and Training revenue was approximately $42.0 million in fiscal year 2015.

Assessments:

The Inscape and Profiles businesses represent the core of the Company’s professional assessment services. These businesses offer a variety of online assessment offerings that are delivered to customers through online digital delivery platforms either directly or through an authorized distributor network of independent consultants, trainers and coaches. The Company’s professional assessment services offer highly flexible packages and modules for its customers that include online pre and post-hire assessments. Revenue for these products and services are deferred until the Company’s obligation has been performed, typically when an online assessment has been completed. Assessment revenue was approximately $56.8 million in fiscal year 2015.

Professional Online Test Preparation and Certifications:

The Company’s acquisitions of ELS and Elan Guides represent the Company’s professional Online Test Preparation and Certification services. These businesses offer a variety of online learning solutions and training activities that are delivered to customers directly through online digital delivery platforms.  ELS’ flagship product, CPAExcel, is a modular, digital platform comprised of online self-study, videos, mobile apps, and sophisticated planning tools to help professionals prepare for the CPA exam. Elan Guides provides content in multiple formats to help prepare candidates for the CFA examinations.  Revenue for these products and services are deferred until the Company’s obligation has been performed, typically when an online training program has been completed or over the timeframe covered by a license to use the online training and study materials. PD’s Online Test Preparation and Certification revenue was approximately $18.6 million in fiscal year 2015.

Education Services (Deltak):

As student demand continues to drive traditional schools to offer online degree and certificate programs, institutions are partnering with online program management businesses to develop and support these programs.  Through the Deltak acquisition, the Company has entered this high-growth market, accelerated its digital learning strategy and diversified the service offerings of its Education business to include both operational and academic solutions for higher education institutions. Through Deltak, the Company acquired capabilities and technologies to expand into custom online course and curriculum development. Deltak services include market research, marketing, student recruitment, enrollment support, proactive retention support, academic services to design courses, faculty support and access to the Deltak Engage Learning Management System.  Deltak’s online program management revenue is derived from pre-negotiated contracts with institutions that provide for a share of tuition generated from students who enroll in programs that Deltak develops and manages for its institutional partners. Online program management revenue is deferred and recognized over the timeframe that each student is enrolled in the online program. As of April 30, 2015 the Company had 38 partners and 200 degree programs under contract. Deltak generated revenue of $81.6 million in fiscal year 2015.

Course Workflow Solutions (WileyPLUS):

Through Education’s WileyPLUS platform, the Company offers an online environment for effective teaching and learning that is fully integrated with a complete digital textbook. WileyPLUS improves student learning through instant feedback, personalized learning plans, and self-evaluation tools as well as a full range of course-oriented activities, including online planning, presentations, study, homework and testing.  WileyPLUS revenue is deferred and recognized over the timeframe that each student is enrolled in the online course. WileyPLUS revenue was approximately $54.2 million in fiscal year 2015.

Advertising Revenue:

The Company generates advertising revenue from print and online journal subscription products; its online publishing platform, Wiley Online Library; online events such as webinars and virtual conferences; community interest websites such as spectroscopyNOW.com and websites for the Company’s leading brands like Dummies.com. These revenues accounted for approximately 2% of the Company’s consolidated fiscal year 2015 revenue.

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

Global Operations

The Company’s publications and services are sold throughout most of the world through operations primarily located in Europe, Canada, Australia, Asia, and the United States. All operations market their indigenous publications, as well as publications produced by other publishing locations of the Company. The Company also markets publications through independent agents as well as independent sales representatives in countries not served by the Company. John Wiley & Sons International Rights, Inc., a wholly owned subsidiary of the Company, sells reprint and translations rights worldwide. The Company publishes or licenses others to publish its products, which are distributed throughout the world in many languages. Approximately 50% of the Company’s consolidated fiscal year 2015 revenue was billed in non-U.S. markets.

The global nature of the Company’s business creates an exposure to foreign currency. Each of the Company’s geographic locations sells products worldwide in multiple currencies. The percentage of Consolidated Revenue for fiscal year 2015 recognized in the following currencies (on an equivalent U.S. dollar basis) were: approximately 55% U.S dollar; 29% British pound sterling; 8% euro and 8% other currencies.

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

Results of Operations

Throughout this report, references to variances “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses. Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location.  For fiscal years 2015 and 2014, the average annual exchange rates to convert British pounds sterling to U.S. dollars were 1.60 in both periods; the average annual exchange rates to convert euros into U.S. dollars were 1.25 and 1.35, respectively; and the average annual exchange rates to convert Australian dollars into U.S. dollars were 0.86 and 0.93, respectively. Unless otherwise noted, all variance explanations below are on a currency neutral basis.

FISCAL YEAR 2015 SUMMARY RESULTS

Revenue:

Revenue for fiscal year 2015 increased 3% to $1,822.4 million, or 4% excluding the unfavorable impact of foreign exchange. The increase mainly reflects incremental revenue from the recent acquisitions of CrossKnowledge Group, Ltd. (“CrossKnowledge”) ($42 million) and Profiles International (“Profiles”) ($21 million), growth in Education custom products and workflow solutions ($12 million), Education Services (Deltak) ($11 million), the sale of an individually large journal backfile license ($10 million), journal subscriptions ($7 million), funded access revenue ($5 million), growth in online test preparation ($3 million) and other ($9 million), mainly the licensing of research publication content, partially offset by lower print book revenue in all three businesses ($46 million).

Cost of Sales and Gross Profit:

Cost of sales for fiscal year 2015 decreased 1% to $499.7 million, but was flat excluding the favorable impact of foreign exchange. Cost savings from outsourcing and procurement initiatives ($10 million), lower print volume ($5 million) and lower cost digital products ($5 million) were partially offset by incremental costs from acquisitions ($8 million), higher royalty rates on society owned journals ($5 million), Education Services (Deltak) program growth ($3 million) and higher journal subscription volume ($3 million).

Gross profit for fiscal year 2015 of 72.6% was 120 basis points higher than prior year due to cost savings from outsourcing and procurement initiatives and growth in digital products (90 basis points) and incremental revenue from higher margin acquisitions (60 basis points), partially offset by higher royalty rates on society owned journals (30 basis points).

Operating and Administrative Expenses:

Operating and administrative expenses for fiscal year 2015 increased 4% to $1,005.0 million, or 5% excluding the favorable impact of foreign exchange. The increase was mainly driven by incremental operating and administrative expenses from acquisitions ($54 million), higher technology costs related to investments in internal systems and digital platforms ($18 million) including continued development costs related to the Company’s new global Enterprise Resource Planning (“ERP”) system ($6 million), Education Services (Deltak) program growth ($16 million), other employment costs, principally merit ($3 million); the expiration of a real estate tax incentive related to the Hoboken headquarters ($3 million) and higher editorial costs in Research to support business growth ($2 million), partially offset by restructuring and other cost savings ($39 million) and lower accrued incentive compensation ($12 million).

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

In fiscal years 2015 and 2014, the Company recorded pre-tax restructuring charges of $28.8 million ($0.34 per share) and $42.7 million ($0.48 per share), respectively, related to this program. These charges are summarized in the following table (in thousands):

			Total Charges
	2015	2014	Incurred to Date
Charges by Segment:
Research	$4,555	$7,774	$15,225
Professional Development	4,385	11,860	22,529
Education	1,571	891	3,580
Shared Services	18,293	22,197	54,644
Total Restructuring Charges	$28,804	$42,722	$95,978

Charges by Activity:
Severance	$17,093	$25,962	$62,761
Process reengineering consulting	301	8,556	11,475
Other activities	11,410	8,204	21,742
Total Restructuring Charges	$28,804	$42,722	$95,978

Other Activities mainly reflect lease and other contract termination costs. The cumulative charge recorded to-date related to the Restructuring and Reinvestment Program of $96.0 million is expected to be fully recovered by April 30, 2016.

Impairment Charges:

In fiscal year 2014, the Company terminated a multi-year software development program for an internal operations application due to a change in the Company’s longer-term enterprise systems plans. As a result, the Company recorded an asset impairment charge for previously capitalized software costs related to the program of $4.8 million ($0.06 per share).

Amortization of Intangibles:

Amortization of intangibles increased $6.5 million to $51.2 million in fiscal year 2015 and was mainly driven by Talent Solutions acquisitions in Professional Development.

Interest Expense/Income, Foreign Exchange and Other:

Interest expense for fiscal year 2015 increased $3.2 million to $17.1 million. The increase was driven by higher interest rates and higher average debt due to acquisition financing. The Company’s average cost of borrowing in fiscal years 2015 and 2014 was 1.9% and 1.8%, respectively. In fiscal year 2015, the Company recognized foreign exchange transaction gains of $1.7 million mainly related to U.S. dollar intercompany receivables in the U.K. and Germany.

Provision for Income Taxes:

The effective tax rate for fiscal year 2015 was 21.6% compared to 17.9% in the prior year. In the fourth quarter of fiscal year 2015, the Company recognized a non-recurring tax benefit of $3.1 million related to tax deductions claimed on the write up of certain foreign tax assets to fair market value. During fiscal year 2014, the Company recorded non-cash deferred tax benefits of $10.6 million ($0.18 per share), principally associated with new tax legislation enacted in the United Kingdom (“U.K”) that reduced the U.K. statutory income tax rates by 3%. The benefits reflect the measurement of all applicable U.K. deferred tax balances to the new income tax rates of 21% effective April 1, 2014 and 20% effective April 1, 2015. Excluding the impact of the tax benefits described above, the Company’s effective tax rate decreased from 23.3% to 22.9% principally due to higher non-U.S. tax benefits and lower U.K. income tax rates, partially offset by lower net tax reserve releases of $2.0 million.

Earnings Per Share:

Earnings per diluted share for fiscal year 2015 increased 10% to $2.97 per share. Excluding the impact of the fiscal year 2015 ($0.34 per share) and the fiscal year 2014 ($0.48 per share) restructuring charges, the prior year asset impairment charges ($0.06 per share), fiscal year 2015 ($0.05 per share) and fiscal year 2014 ($0.18 per share) non-recurring tax benefits and the unfavorable impact of foreign exchange ($0.11 per share), earnings per diluted share increased 7%. The growth was mainly driven by company-wide restructuring and other cost savings, higher margin digital revenue and lower accrued incentive compensation, partially offset by the dilutive impacts of investments in CrossKnowledge and Education Services (Deltak) and costs incurred for the development of internal systems and digital platforms.

FISCAL YEAR 2015 SEGMENT RESULTS:

As part of Wiley’s Restructuring and Reinvestment Program, during the first quarter of fiscal year 2015, the Company consolidated certain decentralized business functions (Content Management, Vendor Procurement Services, Marketing Services, etc.) into Shared Service and Administrative functions. These newly centralized service groups are part of the Company’s plan to reduce costs through efficiencies gained from standardized technology and centralized management. The costs of these functions were previously reported as direct operating expenses in each business segment but are now reported within the shared service functions. Prior year amounts have been restated to reflect the same reporting methodology. The Company uses occupied square footage of space; number of employees; units shipped; specific identification/activity-based; gross profit; revenue and number of invoices to allocate shared service costs to each business segment

				% change
RESEARCH:	2015	2014	% change	w/o FX (a)

Revenue:
Research Communication:
Journal Subscriptions	$664,455	$667,305	0%	1%
Funded Access	22,388	17,673	27%	29%
Other Journal Revenue	126,942	113,925	11%	15%
	813,785	798,903	2%	4%
Books and References:
Print Books	101,872	114,135	-11%	-9%
Digital Books	45,550	47,693	-4%	-2%
	147,422	161,828	-9%	-7%

Other Research Revenue	79,588	83,618	-5%	-2%

Total Revenue	$1,040,795	$1,044,349	0%	2%

Cost of Sales	(275,487)	(280,793)	-2%	-1%

Gross Profit	$765,308	$763,556	0%	2%
Gross Profit Margin	73.5%	73.1%

Direct Expenses	(249,150)	(248,175)	0%	2%
Amortization of Intangibles	(28,190)	(28,188)	0%	0%
Restructuring Charges (see Note 6)	(4,555)	(7,774)

Direct Contribution to Profit	$483,413	$479,419	1%	2%
Direct Contribution Margin	46.4%	45.9%

Shared Services and Administrative Costs:
Distribution and Operational Services	(44,602)	(45,773)	-3%	-1%
Technology and Content Management	(99,696)	(101,922)	-2%	-2%
Occupancy and Other	(23,326)	(25,997)	-10%	-9%

Contribution to Profit	$315,789	$305,727	3%	5%
Contribution Margin	30.3%	29.3%

(a)  Adjusted to exclude the fiscal year 2015 and 2014 Restructuring Charges

Revenue:

Research revenue for fiscal year 2015 of $1,040.8 million was flat with the prior year, but increased 2% excluding the unfavorable impact of foreign exchange.  The increase was driven by Journal Subscriptions, Other Journal Revenue and Funded Access, partially offset by declines in Print and Digital Books and Other Research Revenue. Journal Subscription revenue growth was driven by new subscriptions ($4 million), new titles ($2 million) and publication timing ($1 million). As of April 30, 2015, calendar year 2015 journal subscription renewals were up approximately 1% over calendar year 2014 on a constant currency basis with approximately 97% of targeted business closed. Growth in Other Journal Revenue was mainly driven by the sale of an individually large journal backfile license ($10 million) and journal content rights ($6 million). Other Journal Revenue includes service charges to contributors, sales of journal licensing rights, backfiles and individual article sales.

Funded Access revenue, which represents article publication fees that provide for free access to author articles grew $4.7 million in fiscal year 2015 due to a higher volume of articles published by the Company.  Print Books declined 9% to $101.9 million and Digital Books declined 2% to $45.6 million excluding the unfavorable impact of foreign exchange. Other Research Revenue, which includes journal reprint revenue, advertising, book licensing rights, distribution services and the sale of protocols, decreased 2% to $79.6 million mainly due to lower journal reprint revenue ($2 million).

Revenue by Region is as follows:
			% of	% change
	2015	2014	Revenue	w/o FX
Revenue by Region:
Americas	$401,168	$408,001	38%	-2%
EMEA	581,459	578,099	56%	3%
Asia-Pacific	58,168	58,249	6%	6%
Total Revenue	$1,040,795	$1,044,349	100%	2%

Cost of Sales:

Cost of Sales for fiscal year 2015 decreased 2% to $275.5 million, or 1% excluding the favorable impact of foreign exchange. The decrease reflects cost savings from outsourcing and procurement initiatives and lower cost digital products ($10 million), partially offset by higher royalty rates on society owned journals ($5 million) and higher journal volume ($3 million).

Gross Profit:

Gross Profit Margin for fiscal year 2015 of 73.5% was 40 basis points higher than prior year mainly due to cost savings from outsourcing and procurement initiatives and growth in digital products (110 basis points), including the sale of an individually large digital journal backfile license, partially offset by higher royalty rates on society owned journals (70 basis points).

Direct Expenses and Amortization:

Direct Expenses for fiscal year 2015 of $249.2 million were flat with the prior year, but increased 2% excluding the favorable impact of foreign exchange. The increase was mainly driven by higher editorial costs to support business growth ($3 million) and higher employment costs ($6 million), partially offset by lower accrued incentive compensation ($3 million). Amortization of Intangibles in fiscal year 2015 of $28.2 million was flat with the prior year.

Contribution to Profit:

Contribution to Profit for fiscal year 2015 increased 3% to $315.8 million, or 5% excluding the current and prior year Restructuring Charges and the unfavorable impact of foreign exchange.  Revenue growth and cost savings from outsourcing and procurement initiatives were partially offset by higher royalty rates on society owned journals and higher employment costs.  Contribution Margin increased 100 basis points to 30.3% in fiscal year 2015 mainly due to cost savings from outsourcing and procurement initiatives and growth in digital products, partially offset by higher royalty rates on society owned journals.

Society Partnerships
•	9 new society journals were signed with combined annual revenue of approximately $5 million
•	45 renewals/extensions were signed with approximately $30 million in combined annual revenue
•	14 journals were not renewed with combined annual revenue of approximately $9 million

The Company offers an alternative digital journal subscription license model to subscribers in certain markets.  Under this alternative model, the Company provides access to all journal content published within a calendar year. Under the Company’s previous licensing model, a customer subscribed to a discrete number of online journal issues and revenue was recognized as each issue was made available online. Based on the success of the program to date, the Company will expand its alternative model offering in calendar year 2016. The new time-based model will result in substantially all digital journal subscription revenue recognized on a straight-line basis over the calendar year.

Historically, journal publication timing has been skewed toward the front of a calendar year. Consequently, the Company estimates that expansion of the alternative license model will shift approximately $35 million of revenue and $0.35 of earnings per diluted share from fiscal year 2016 to fiscal year 2017. The underlying operational performance is expected to benefit from the lower administrative and contracting costs associated with the new model. The change will not impact free cash flow.

Journal Impact Index

In July 2014, the Company announced a continued increase in the number of its journal titles indexed in the Thomson Reuters® 2013 Journal Citation Reports (JCR).  A total of 1,202 Wiley titles were indexed, up from 1,193 in the previous year report.  27 Wiley journals achieved the top category rank, up from 25 in the previous year. The Thomson Reuters index is an important barometer of journal influence and impact.

				% change
PROFFESIONAL DEVELOPMENT (PD):	2015	2014	% change	w/o FX (a)

Revenue:
Knowledge Services:
Print Books	$209,484	$231,984	-10%	-9%
Digital Books	49,822	53,764	-7%	-7%
Online Test Preparation and Certification	18,568	15,192	22%	22%
Other	30,370	29,882	2%	2%
	308,244	330,822	-7%	-6%
Talent Solutions:
Assessment	$56,762	$33,047	72%	72%
Online Learning and Training	42,017	-	-
	98,779	33,047	199%	199%

Total Revenue	$407,023	$363,869	12%	13%

Cost of Sales	(114,014)	(111,911)	2%	3%

Gross Profit	$293,009	$251,958	16%	17%
Gross Profit Margin	72.0%	69.2%

Direct Expenses	(134,538)	(104,157)	29%	30%
Amortization of Intangibles	(13,498)	(6,965)	94%	94%
Restructuring Charges (see Note 6)	(4,385)	(11,860)

Direct Contribution to Profit	$140,588	$128,976	9%	8%
Direct Contribution Margin	34.5%	35.4%

Shared Services and Administrative Costs:
Distribution and Operational Services	(30,838)	(37,673)	-18%	-17%
Technology and Content Management	(47,574)	(50,374)	-6%	-6%
Occupancy and Other	(24,060)	(18,762)	28%	29%

Contribution to Profit	$38,116	$22,167	72%	49%
Contribution Margin	9.4%	6.1%

(a)  Adjusted to exclude the fiscal year 2015 and 2014 Restructuring Charges

Revenue:

PD revenue for fiscal year 2015 increased 12% to $407.0 million, or 13% excluding the unfavorable impact of foreign exchange. Revenue includes incremental revenue from the Talent Solutions acquisitions of CrossKnowledge ($42 million) and Profiles ($21 million). Excluding revenue from both acquisitions, revenue decreased 6% on a currency neutral basis as declines in Book sales, exceeded growth in Online Test Preparation and Certification and other Assessment revenue. The decline in Book revenue was mainly driven by slow demand for backlist titles through retail and wholesale accounts and strategically planned reductions in front list titles.  Growth in Online Test Preparation and Certification reflects the addition of new products, mainly test preparation for the CFA and CMA exams, to the ELS Excel platform.  Growth in Assessment revenue excluding the acquisitions was approximately $2.4 million and driven by new Inscape assessment products and other growth in Workplace Learning Solutions products. Other Knowledge Services revenue, which includes the sale of licensing rights, subscription revenue and advertising and agency revenue, increased 2% to $30.4 million due to growth in licensing revenue.

Revenue by Region is as follows:
			% of	% change
	2015	2014	Revenue	w/o FX
Revenue by Region:
Americas	$283,119	$285,376	70%	-1%
EMEA	99,884	54,240	25%	86%
Asia-Pacific	24,020	24,253	5%	2%
Total Revenue	$407,023	$363,869	100%	13%

Cost of Sales:

Cost of Sales for fiscal year 2015 increased 2% or 3% excluding the favorable impact of foreign exchange to $114.0 million. The increase was mainly driven by costs from new acquisitions ($8 million), partially offset by lower Print Book volume ($5 million).

Gross Profit:

Gross Profit Margin increased from 69.2% to 72.0% in fiscal year 2015.  The improvement was mainly driven by higher margin incremental revenue from the CrossKnowledge (150 basis points) and Profiles (140 basis points) acquisitions.

Direct Expenses and Amortization:

Direct Expenses for fiscal year 2015 increased 29% to $134.5 million, or 30% excluding the favorable impact of foreign exchange. The increase was driven by incremental operating expenses from Talent Solutions acquisitions ($40 million), content development costs for new assessment products ($1 million), merit increases ($1 million) and higher accrued incentive compensation ($1 million), partially offset by restructuring and other cost savings ($12 million).  Amortization of Intangibles increased $6.5 million in fiscal year 2015 principally due to the Talent Solutions acquisitions of CrossKnowledge and Profiles.

Contribution to Profit:

Contribution to Profit increased 72% to $38.1 million in fiscal year 2015, or 49% on a currency neutral basis and excluding the current and prior year Restructuring Charges. The improvement was mainly driven by restructuring and other cost savings, partially offset by lower Book revenue and the dilutive impact of the CrossKnowledge acquisition.  Contribution Margin increased from 6.1% to 9.4% in fiscal year 2015, or 120 basis points on a currency neutral basis and excluding the Restructuring Charges. The increase was mainly driven by restructuring and other cost savings, partially offset by the dilutive impact of the CrossKnowledge acquisition.

Acquisitions
•
On April 1, 2014, the Company acquired Profiles International (“Profiles”) for approximately $48 million in cash, net of cash acquired. Profiles provides pre-employment assessment and selection tools that enable employers to optimize candidate selections and develop the full potential of their employees. Solutions include pre-hire assessments, including those designed to measure and match personality, knowledge, skills, managerial fit, loyalty, and values; and post-hire assessments, focused on measuring sales and managerial effectiveness, employee performance and career potential. Profiles serves approximately 4,000 corporate clients and millions of end users in over 120 countries, with assessments available in 32 languages. Profiles revenue and operating income for fiscal year 2015 was $23.3 million and $1.0 million, respectively.

•
On May 1, 2014, the Company acquired CrossKnowledge Group Limited (“CrossKnowledge”) for approximately $166 million in cash, net of cash acquired. CrossKnowledge is a learning solutions provider focused on leadership and managerial skills development that offers subscription-based, digital learning solutions for global corporations, universities, and small and medium-sized enterprises. CrossKnowledge’s solutions include a variety of managerial and leadership topics such as leadership, diversity, value creation, client orientation, change and corporate strategy that are delivered on a cloud-based LMS platform with over 19,000 learning objects in 17 languages. CrossKnowledge serves over five million end-users in 80 countries. For the fiscal year ended April 30, 2015, CrossKnowledge’s revenue and operating loss included in Wiley’s results was $42.0 million and $5.1 million, respectively, including $4.6 million of acquisition amortization.

Collaborations and Alliances
•
CrossKnowledge announced an agreement with Gavisus, a Scandinavian-based digital learning and talent development company. CrossKnowledge will provide Gavisus with the technology to plan, design and deliver online leadership training to clients in Norway, Sweden and Denmark.

•
Wiley announced a strategic collaboration with SilverCloud Health, a global provider of online behavioral and wellness solutions. The partnership, which will provide a comprehensive range of therapeutic programs across behavioral health and long-term chronic disease management, brings together Wiley’s evidence-based psychological and wellness content and SilverCloud Health’s award-winning cloud-based technology platform. The first set of programs, released in 2015, will address Generalized Anxiety Disorder and Diabetes, conditions that affect more than 40 million people in the United States on a daily basis alone.

•	Wiley has partnered with Chinese Cultural University to distribute the CPAexcel test preparation platform in China.
•
The Institute of Management Accountants announced a partnership agreement in India with Wiley to offer Wiley’s Certified Management Accountant Exam (CMA) Learning System as part of a full offering that includes live training from Miles Professional Education, a major professional certification course provider in India.

				% change
EDUCATION:	2015	2014	% change	w/o FX (a)

Revenue:
Books:
Print Textbooks	$144,416	$163,152	-11%	-9%
Digital Books	34,036	30,137	13%	15%
	178,452	193,289	-8%	-6%

Custom Products	50,622	43,556	16%	16%

Course Workflow Solutions (WileyPLUS)	54,223	49,459	10%	11%

Education Services (Deltak)	81,595	70,179	16%	16%

Other Education Revenue	9,730	10,494	-7%	-7%

Total Revenue	$374,622	$366,977	2%	3%

Cost of Sales	(110,182)	(114,174)	-3%	-2%

Gross Profit	$264,440	$252,803	5%	6%
Gross Profit Margin	70.6%	68.9%

Direct Expenses	(127,472)	(120,407)	6%	7%
Amortization of Intangibles	(9,527)	(9,527)	0%	0%
Restructuring Charges (see Note 6)	(1,571)	(891)

Direct Contribution to Profit	$125,870	$121,978	3%	4%
Direct Contribution Margin	33.6%	33.2%

Shared Services and Administrative Costs:
Distribution and Operational Services	(12,863)	(15,685)	-18%	-16%
Technology and Content Management	(52,954)	(46,787)	13%	14%
Occupancy and Other	(13,878)	(11,719)	18%	19%

Contribution to Profit	$46,175	$47,787	-3%	1%
Contribution Margin	12.3%	13.0%

(a)	Adjusted to exclude the fiscal year 2015 and 2014 Restructuring Charges

Revenue:

Education revenue for fiscal year 2015 increased 2% to $374.6 million, or 3% excluding the unfavorable impact of foreign exchange.  The growth was mainly driven by Education Services (Deltak), Custom Products, Course Workflow Solutions (WileyPLUS) and Digital Books, partially offset by a decline in Print Textbooks.  WileyPLUS revenue, which is earned ratably over the school semester, grew 10% in fiscal year 2015. Unearned deferred WileyPLUS revenue as of April 30, 2015 was $3.8 million. The decline in Print Textbooks reflects student’s preference for Digital Books and Custom Products, a decline in for-profit enrollments and impact from rental book programs.

Education Services (Deltak) accounted for 22% of total Education revenue in fiscal year 2015 compared to 19% in the prior year.  During the fiscal year, Wiley added 27 net programs and signed the University of Birmingham (UK), Manhattan College (US), University College Cork (Ireland), University of Delaware (US), and the largest partnership to-date, a university-wide agreement with one of America’s most prestigious institutions. As of April 30, 2015, Deltak had 38 partners and 200 degree programs under contract.

Revenue by Region is as follows:
			% of	% change
	2015	2014	Revenue	w/o FX
Revenue by Region:
Americas	$300,174	$288,329	80%	5%
EMEA	19,265	19,334	5%	0%
Asia-Pacific	55,183	59,314	15%	-2%
Total Revenue	$374,622	$366,977	100%	3%

Cost of Sales

Cost of Sales for fiscal year 2015 decreased 3% to $110.2 million, or 2% excluding the favorable impact of foreign exchange.  The decrease was mainly driven by lower composition costs from lower cost digital products ($3 million), lower royalty costs due to product mix ($2 million) and lower inventory obsolescence provisions ($1 million), partially offset by higher student recruitment costs in Education Services (Deltak) due to growth in new partners and programs ($3 million).

Gross Profit:

Gross Profit Margin for fiscal year 2015 improved 170 basis points to 70.6% principally due to lower composition costs from lower cost digital products (70 basis points), lower royalty costs due to product mix (60 basis points) and lower inventory obsolescence provisions (40 basis points).

Direct Expenses and Amortization:

Direct Expenses increased 6% to $127.5 million, or 7% excluding the favorable impact of foreign exchange.  The increase was mainly driven by costs associated with growth in Education Services (Deltak) partner programs ($12 million), partially offset by restructuring and other cost savings ($2 million), lower accrued incentive compensation ($1 million) and lower editorial costs due to a reduced title count ($1 million).  Amortization of Intangibles was $9.5 million in fiscal years 2015 and 2014.

Contribution to Profit:

Contribution to Profit for fiscal year 2015 decreased 3% to $46.2 million, but increased 1% on a currency neutral basis and excluding the current and prior year Restructuring Charges.  The increase was mainly due to digital revenue growth and cost savings initiatives, partially offset by continued investment in Education Services (Deltak) programs.  Contribution Margin decreased 70 basis points to 12.3% in fiscal year 2015, or 40 basis points on a currency neutral basis and excluding the Restructuring Charges.  The decline was mainly driven by continued investment in Education Services (Deltak) program development, partially offset by higher gross profit margins and restructuring and other cost savings.

SHARED SERVICES AND ADMINISTRATIVE COSTS:

The following table reflects total shared services and administrative costs by function, which are included in the Operating and Administrative Expenses line item in the Consolidated Statements of Income.  A portion of these costs are allocated to each segment above based on allocation methodologies described in Note 20.

				% Change
Dollars in thousands	2015	2014	% Change	w/o FX (a)

Distribution and Operation Services	$88,224	$99,433	-11%	-10%
Technology and Content Management	246,292	241,329	2%	2%
Finance	52,988	54,468	-3%	-1%
Other Administration	106,335	101,487	5%	6%
Restructuring Charges (see Note 6)	18,293	22,197	-18%	-
Impairment Charges (see Note 7)	-	4,786	-	-
Total	$512,132	$523,700	-2%	0%

(a)  Adjusted to exclude the fiscal year 2015 and 2014 Restructuring and fiscal year 2014 Impairment Charges

Shared Services and Administrative Costs for fiscal year 2015 decreased 2% to $512.1 million, but was flat on a currency neutral basis and excluding the current and prior year Restructuring Charges and prior year Asset Impairment Charges.

Distribution and Operation Services costs decreased mainly due to the outsourcing of certain warehousing ($8 million), lower print volume ($1 million) and lower accrued incentive compensation ($1 million). Technology and Content Management costs increased mainly due to investments in digital platforms and internal systems ($20 million), including approximately $6 million for the continued investment in the Company’s Enterprise Resource Planning System, incremental costs from Talent Solutions acquisitions ($7 million) and investments in new Education Services (Deltak) partners and programs ($2 million), partially offset by Content Management restructuring and other cost savings ($18 million) and lower accrued incentive compensation ($4 million). Finance costs decreased mainly due to lower employment costs ($4 million), partially offset by incremental costs from acquisitions ($3 million). Other Administration costs increased mainly due to incremental costs from the CrossKnowledge acquisition ($5 million) and the expiration of a real estate tax incentive related to the Company’s Hoboken headquarters ($3 million), partially offset by other ($2 million), mainly lower accrued incentive compensation.

LIQUIDITY AND CAPITAL RESOURCES:

The Company’s Cash and Cash Equivalents balance was $457.4 million at the end of fiscal year 2015, compared with $486.4 million a year earlier.  Cash Provided by Operating Activities in fiscal year 2015 increased $6.9 million to $355.1 million principally due to lower income tax payments ($18 million), lower income tax deposits paid to German tax authorities ($7 million), lower employee retirement plan contributions ($6 million) and lower royalty advance payments ($5 million), partially offset by higher annual incentive compensation payments ($20 million), higher payments related to the Company’s restructuring programs ($4 million) and other working capital changes mainly due to timing.

Cash Used for Investing Activities in fiscal year 2015 was $279.7 million compared to $149.3 million in the prior year. Fiscal year 2015 includes the acquisition of CrossKnowledge for approximately $166 million in cash, net of cash acquired, while fiscal year 2014 includes the acquisition of Profiles for approximately $48 million, net of cash acquired. The acquisitions were funded through the use of the existing credit facility and available cash and did not have an impact on the Company’s ability to meet other operating, investing and financing needs.  During fiscal years 2015 and 2014, the Company received $1.1 million and $3.3 million of escrow proceeds, respectively, from the sale of certain consumer publishing assets in fiscal year 2013 which represented the final amounts due to the Company from the sale of those assets.

Composition spending was $39.4 million in fiscal year 2015 compared to $40.6 million in the prior year. The decrease reflects lower spending in Education and Research due to cost reduction efficiencies and lower planned title volume. Cash used for technology, property and equipment was $69.1 million in fiscal year 2015 compared to $57.6 million in the prior year.  The increase mainly reflects Deltak curriculum development costs due to growth in new partners and programs ($5 million), incremental capital spending for CrossKnowledge ($4 million), and capital spending on new leased facilities ($2 million).

Cash Used for Financing Activities was $61.0 million in fiscal year 2015 as compared to $53.5 million in the prior year. The Company’s net debt (debt less cash and cash equivalents) increased $78.9 million from the prior year principally to fund the CrossKnowledge acquisition ($166 million). During fiscal year 2015, net debt borrowings were $47.7 million compared to $27.1 million in the prior year.  The total notional amount of the interest rate swap agreements associated with the Company’s revolving credit facilities was $300 million as of April 30, 2015.

To take advantage of more favorable interest rates available in the current market, on December 22, 2014, the Company entered into a $50 million 364-day U.S. dollar revolving credit facility reinstated every 30 days with Santander Bank, N.A. which is equally ranked with the Company’s existing agreement with Bank of America - Merrill Lynch and The Royal Bank of Scotland plc, and TD Bank, N.A.. The facility was fully drawn as of April 30, 2015. The borrowing rate is LIBOR plus a margin of 1.00%. The proceeds of the revolving credit facility were used to pay a portion of the Company’s existing revolving credit facilities and meet seasonal operating cash requirements.

On October 31, 2014, the Company entered into a U.S. dollar facility with TD Bank, N.A. which is equally ranked with the Company’s existing agreement with Bank of America - Merrill Lynch and The Royal Bank of Scotland plc, and Santander Bank. The new agreement consists of a $50 million 364-day revolving credit facility. The facility was fully drawn as of April 30, 2015. The borrowing rate is LIBOR plus an applicable margin ranging from 0.80% to 1.40%, and a facility fee will be due on any undrawn amounts ranging from 0.125% to 0.30%, both depending on the Company consolidated leverage ratio, as defined. The credit agreement contains certain restrictive covenants related to the Company’s consolidated leverage ratio and interest coverage ratio, which the Company was in compliance with as of April 30, 2015. The proceeds of the new revolving credit facility were used to pay a portion of the Company’s existing revolving credit facility and meet seasonal operating cash requirements.

During fiscal year 2015, the Company repurchased 1,082,502 shares of common stock at an average price of $57.26 compared to 1,248,030 shares at an average price of $50.79 in the prior year.  In fiscal year 2015, the Company increased its quarterly dividend to shareholders by 16% to $0.29 per share versus $0.25 per share in the prior year. Lower proceeds from the exercise of stock options reflect a lower volume of stock option exercises in fiscal year 2015 compared to the prior year.

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

Cash and Cash Equivalents held outside the U.S. were approximately $411.6 million as of April 30, 2015. The balances in equivalent U.S. dollars were comprised primarily of pound sterling ($256 million), euros ($73 million), Australian dollars ($45 million), Singapore dollars ($34 million) and other ($4 million). Maintenance of these cash and cash equivalent balances outside the U.S. does not have a material impact on the liquidity or capital resources of the Company’s global, including U.S., operations. Cash and cash equivalent balances outside the U.S. may be subject to U.S. taxation, if repatriated. The Company intends to reinvest cash outside the U.S. except in instances where repatriating such earnings would result in no additional income tax.  Accordingly, the Company has not accrued for U.S. income tax on the repatriation of non-U.S. earnings.  It is not practical to determine the U.S. income tax liability that would be payable if such cash and cash equivalents were not indefinitely reinvested.

As of April 30, 2015, the Company had approximately $750.1 million of debt outstanding and approximately $302.9 million of unused borrowing capacity under its Revolving Credit and other facilities. The Company believes that its operating cash flow, together with its revolving credit facilities and other available debt financing, will be adequate to meet its operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair its ability to access these markets on terms commercially acceptable.  The Company does not have any off-balance-sheet debt.

The Company’s working capital can be negative due to the seasonality of its businesses. The primary driver of the negative working capital is unearned deferred revenue related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by the Company for a number of purposes including acquisitions; debt repayments; funding operations; dividend payments; and purchasing treasury shares. The deferred revenue will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of April 30, 2015 include $372.1 million of such deferred subscription revenue for which cash was collected in advance.

Projected capital spending for Technology, Property and Equipment and Composition for fiscal year 2016 is forecast to be approximately $110 million and $38 million, respectively. Fiscal year 2016 Technology, Property and Equipment spending includes approximately $35 million related to new enterprise resource systems to enable future operating efficiency gains and spending to transform the Company's Hoboken headquarters to enable consolidation and productivity gains. Projected spending for author advances, which is classified as an operating activity, for fiscal year 2016 is forecast to be approximately $100 million.

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

FISCAL YEAR 2014 SEGMENT RESULTS:

As part of Wiley’s Restructuring and Reinvestment Program, during the first quarter of fiscal year 2015, the Company consolidated certain decentralized business functions (Content Management, Vendor Procurement Services, Marketing Services, etc.) into Shared Service and Administrative functions. These newly centralized service groups are part of the Company’s plan to reduce costs through efficiencies gained from standardized technology and centralized management. The costs of these functions were previously reported as direct operating expenses in each business segment but are now reported within the shared service functions. The amounts for fiscal years 2014 and 2013 have been restated to reflect the same reporting methodology used in fiscal year 2015. The Company uses occupied square footage of space; number of employees; units shipped; specific identification/activity-based; gross profit; revenue and number of invoices to allocate shared service costs to each business segment.

				% change
RESEARCH:	2014	2013	% change	w/o FX (a)

Revenue:
Research Communication:
Journal Subscriptions	$667,305	$641,563	4%	4%
Funded Access	17,673	6,221	184%	180%
Other Journal Revenue	113,925	112,041	2%	2%
	798,903	759,825	5%	5%
Books and References:
Print Books	114,135	127,894	-11%	-11%
Digital Books	47,693	36,856	29%	27%
	161,828	164,750	-2%	-2%

Other Research Revenue	83,618	85,250	-2%	-3%

Total Revenue	$1,044,349	$1,009,825	3%	3%

Cost of Sales	(280,793)	(271,402)	3%	3%

Gross Profit	$763,556	$738,423	3%	3%
Gross Profit Margin	73.1%	73.1%

Direct Expenses	(248,175)	(243,675)	2%	2%
Amortization of Intangibles	(28,188)	(26,916)	5%	6%
Restructuring Charges (see Note 6)	(7,774)	(5,911)
Impairment Charges (see Note 7)	-	(9,917)

Direct Contribution to Profit	$479,419	$452,004	6%	3%
Direct Contribution Margin	45.9%	44.8%

Shared Services and Administrative Costs:
Distribution and Operational Services	(45,773)	(45,699)	0%	0%
Technology and Content Management	(101,922)	(92,794)	10%	11%
Occupancy and Other	(25,997)	(25,666)	1%	2%

Contribution to Profit	$305,727	$287,845	6%	1%
Contribution Margin	29.3%	28.5%

(a)  Adjusted to exclude the fiscal year 2014 and 2013 Restructuring Charges and the fiscal year 2013 Impairment Charges

Revenue:

Research revenue for fiscal year 2014 increased 3% to $1,044.3 million.  The growth was mainly driven by Journal Subscriptions, Digital Books and Funded Access fees, partially offset by a decline in Print Books. Journal Subscription revenue growth was driven by new society business ($10 million), new subscriptions ($9 million) and the timing of revenue associated with a pilot for a new subscription licensing model ($3 million). As noted in the prior fiscal year, a change in subscription licensing terms for a group of customers affected the timing of subscription revenue but had no impact on full calendar year revenue. As of April 30, 2014, calendar year 2014 journal subscription renewals were up approximately 2% over calendar year 2013 on a constant currency basis with 96% of targeted business closed for the 2014 calendar year.

The decline in Print Books ($14 million) was partially offset by growth in Digital Books ($10 million) reflecting customers’ preference for digital books. Funded Access revenue, which represents article publication fees from authors that provide immediate free access to the author’s article on the Company’s website, grew $11.5 million in fiscal year 2014.

Revenue by Region is as follows:
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

Direct Expenses and Amortization:

Direct Expenses for fiscal year 2014 increased 2% to $248.2 million. The increase was driven by higher accrued incentive compensation ($5 million); and other employment costs ($4 million); higher editorial costs due to new society business ($2 million); partially offset by restructuring and other cost savings ($7 million). Functionally, Direct Expenses for fiscal year 2014 included editorial/composition (67%); marketing/sales (29%); and administrative and other (4%) costs, while fiscal year 2013 included editorial/composition (67%); marketing/sales (31%); and administrative and other (2%) costs.

Amortization of Intangibles increased $1.3 million to $28.2 million in fiscal year 2014 mainly due to the acquisition of publication rights for new society journals.

Contribution to Profit:

Contribution to Profit for fiscal year 2014 increased 6% to $305.7 million, or 1% excluding the favorable impact of foreign exchange, current and prior year Restructuring Charges and the prior year Impairment Charges.  Contribution Margin increased 80 basis points to 29.3%, or 10 basis points on a currency neutral basis and excluding the Restructuring and Impairment Charges. Revenue growth, restructuring savings and lower distribution costs were partially offset by higher Technology costs and higher employment costs, including accrued incentive compensation.

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

				% change
PROFFESIONAL DEVELOPMENT (PD):	2014	2013	% change	w/o FX (a)

Revenue:
Knowledge Services:
Print Books	$231,984	$260,030	-11%	-10%
Digital Books	53,764	45,690	18%	18%
Online Test Preparation and Certification	15,192	7,765	96%	96%
Other	29,882	31,282	-4%	-3%
	330,822	344,767	-4%	-4%

Talent Solutions:
Assessment	33,047	26,173	26%	26%
Online Learning and Training	-	-	-	-
	33,047	26,173	26%	26%

Divested Consumer Publishing Programs	-	45,555	-100%	-100%

Total Revenue	$363,869	$416,495	-13%	-12%

Cost of Sales	(111,911)	(151,239)	-26%	-26%

Gross Profit	$251,958	$265,256	-5%	-5%
Gross Profit Margin	69.2%	63.7%

Direct Expenses	(104,157)	(117,831)	-12%	-12%
Amortization of Intangibles	(6,965)	(8,092)	-14%	-14%
Restructuring Charges (see Note 6)	(11,860)	(7,537)
Impairment Charges (see Note 7)	-	(15,521)
Gain on Sale of Consumer Publishing Programs (see Note 8)	-	5,983
Direct Contribution to Profit	$128,976	$122,258	5%	2%
Direct Contribution Margin	35.4%	29.4%

Shared Services and Administrative Costs:
Distribution and Operational Services	(37,673)	(40,625)	-7%	-8%
Technology and Content Management	(50,374)	(55,505)	-9%	-9%
Occupancy and Other	(18,762)	(17,473)	7%	7%

Contribution to Profit	$22,167	$8,655	156%	38%
Contribution Margin	6.1%	2.1%

(a)  Adjusted to exclude the fiscal year 2014 and 2013 Restructuring Charges and the fiscal year 2013 Impairment Charges and Net Gain on Sale of the Consumer Publishing Programs

Revenue:

PD revenue for fiscal year 2014 decreased 13% to $363.9 million, or 12% excluding the unfavorable impact of foreign exchange.  The decline was driven by the divestment of the consumer publishing programs in fiscal year 2013 ($46 million) and declines in Print Book revenue ($28 million), partially offset by growth in Online Test Preparation and Certification ($7 million), Assessments ($7 million) and Digital Books ($8 million). Excluding divested consumer title revenue, Print book revenue of $232.0 million decreased 11% in fiscal year 2014 reflecting lower demand for technology titles due to weak consumer acceptance of recent software releases and the planned reduction of certain non-divested consumer titles. Online Test Preparation and Certification revenue growth reflects incremental revenue from the acquisition of ELS ($4 million) and growth in other Online Training and Assessment products. Assessment revenue growth reflects higher revenue from Inscape ($3 million) and incremental revenue from the Profiles acquisition ($2 million).

Revenue by Region is as follows:
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

Direct Expenses and Amortization:

Direct expenses for fiscal year 2014 declined 12% to $104.2 million. The decrease was driven by restructuring and other cost savings ($16 million) and the divestment of the consumer publishing programs ($15 million), partially offset by incremental costs from the ELS and Profiles acquisitions ($5 million), employment costs ($3 million), business transformation consulting costs ($2 million) and higher other costs, mainly promotion costs for digital products ($2 million). Functionally, Direct Expenses for fiscal year 2014 included editorial/composition (50%); marketing/sales (43%); and administrative and other (7%) costs, while fiscal year 2013 included editorial/composition (52%); marketing/sales (41%); and administrative and other (7%) costs.

Amortization of intangibles decreased $1.1 million to $7.0 million in fiscal year 2014 principally due to intangible assets that have become fully amortized.

Contribution to Profit:

Contribution to Profit increased from $8.7 million to $22.2 million in fiscal year 2014.  Contribution Margin increased from 2.1% to 6.1% in fiscal year 2014.  Excluding the current and prior year Restructuring Charges, the prior year Impairment Charge and the Net Gain on Sale of the Consumer Publishing Programs, Contribution Margin increased 320 basis points mainly due to online training and assessment growth; digital margin improvement; partially offset by higher employment and technology costs.

Acquisitions
•
On January 13, 2014, the Company acquired the assets of Elan Guides, an early-stage Chartered Financial Analyst (“CFA”) test preparation company.  Elan’s CFA materials will be incorporated into Wiley’s CPA Excel test preparation platform.  Terms were not disclosed.

•
On April 1, 2014, the Company acquired Profiles International (“Profiles”) for approximately $48 million in cash, net of cash acquired. Profiles provides pre-employment assessment and selection tools that enable employers to optimize candidate selections and develop the full potential of their employees. Solutions include pre-hire assessments, including those designed to measure and match personality, knowledge, skills, managerial fit, loyalty, and values; and post-hire assessments, focused on measuring sales and managerial effectiveness, employee performance and career potential. Founded in 1991 and based in Waco, Texas, Profiles serves approximately 4,000 corporate clients and millions of end users in over 120 countries, with assessments available in 32 languages. Profiles reported approximately $27 million of revenue and approximately $5 million of operating income in its fiscal year ended December 31, 2013.  Profiles contributed $1.9 million to the Company’s revenue for fiscal year 2014.

				% change
EDUCATION:	2014	2013	% change	w/o FX (a)

Revenue:
Books:
Print Textbooks	$163,152	$184,078	-11%	-8%
Digital Books	30,137	25,373	19%	21%
	193,289	209,451	-8%	-5%

Custom Products	43,556	39,369	11%	11%

Course Workflow Solutions (WileyPLUS)	49,459	41,007	21%	22%

Education Services (Deltak)	70,179	33,744	108%	108%

Other Education Revenue	10,494	10,887	-4%	-1%

Total Revenue	$366,977	$334,458	10%	12%

Cost of Sales	(114,174)	(109,588)	4%	6%

Gross Profit	$252,803	$224,870	12%	15%
Gross Profit Margin	68.9%	67.2%

Direct Expenses	(120,407)	(101,363)	19%	17%
Amortization of Intangibles	(9,527)	(6,975)	37%	37%
Restructuring Charges (see Note 6)	(891)	(1,288)

Direct Contribution to Profit	$121,978	$115,244	6%	11%
Direct Contribution Margin	33.2%	34.5%

Shared Services and Administrative Costs:
Distribution and Operational Services	(15,685)	(15,068)	4%	2%
Technology and Content Management	(46,787)	(39,735)	18%	16%
Occupancy and Other	(11,719)	(8,471)	38%	36%

Contribution to Profit	$47,787	$51,970	-8%	5%
Contribution Margin	13.0%	15.5%

(a)  Adjusted to exclude the fiscal year 2014 and 2013 Restructuring Charges

Revenue:

Education revenue for fiscal year 2014 increased 10% to $367.0 million, or 12% excluding the unfavorable impact of foreign exchange.  The growth was driven by $36 million of incremental revenue from Education Services (Deltak) ($31 million due to acquisition), higher revenue from Course Workflow Solutions (WileyPLUS) ($9 million), Custom Products ($4 million) and Digital Books ($5 million), partially offset by a decline in Print Textbooks ($15 million).  The decline in Print Textbooks reflects student preference for digital products, including WileyPLUS.

Education Services (Deltak):

Education Services (Deltak) accounted for 19% of total Education revenue in fiscal year 2014 compared to 10% in the prior year.  As of April 30, 2014, Deltak had 37 institutions under contract, 122 programs generating revenue and 52 programs under contract and in development but not yet generating revenue. As of April 30, 2013, Deltak had 31 institutions under contract, 100 programs generating revenue and 46 in development but not yet generating revenue.

Revenue by Region is as follows:
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

Direct Expenses and Amortization:

Direct Expenses increased 19% to $120.4 million in fiscal year 2014, or 17% excluding the favorable impact of foreign exchange. The increase was due to incremental costs from the Deltak acquisition ($20 million), increased Deltak costs to support new online course and curriculum development and programs ($6 million) and higher accrued incentive compensation ($4 million), partially offset by restructuring and other cost savings ($8 million). Functionally, Direct Expenses for fiscal year 2014 included marketing/sales (67%); editorial/composition (24%); and administrative and other (9%) costs, while fiscal year 2013 included marketing/sales (59%); editorial/composition (30%); and administrative and other (11%) costs.

Amortization of Intangibles increased $2.6 million to $9.5 million in fiscal year 2014 primarily due to acquired intangible assets associated with Deltak.

Contribution to Profit:

Contribution to Profit for fiscal year 2014 decreased 8% to $47.8 million, but increased 5% excluding  the unfavorable impact of foreign exchange and the current and prior year Restructuring Charges.  Contribution Margin decreased 250 basis points to 13.0% mainly due to Deltak’s continued investment in new university programs that are not yet generating revenue (260 basis points), higher accrued incentive compensation and higher Technology costs, partially offset by restructuring and other cost savings and higher margin digital revenue.

SHARED SERVICES AND ADMINISTRATIVE COSTS:

The following table reflects total shared services and administrative costs by function, which are included in the Operating and Administrative Expenses line item in the Consolidated Statements of Income.  A portion of these costs are allocated to each segment above based on allocation methodologies described in Note 20.

				% Change
Dollars in thousands	2014	2013	% Change	w/o FX (a)

Distribution and Operation Services	$99,433	$103,831	-4%	-5%
Technology and Content Management	241,329	225,224	7%	7%
Finance	54,468	49,029	11%	11%
Other Administration	101,487	92,198	10%	10%
Restructuring Charges (see Note 6)	22,197	14,557
Impairment Charges (see Note 7)	4,786	5,241
Total	$523,700	$490,080	7%	4%

(a) Adjusted to exclude the fiscal year 2014 and 2013 Restructuring and Impairment Charges

Shared services and administrative costs for fiscal year 2014 increased 7% to $523.7 million, or 4% excluding the favorable impact of foreign exchange and the Restructuring and Impairment Charges. Shared Service and Administration Costs in the current year reflected the effect of the restructuring program and other cost savings ($14 million). Distribution and Operation Services costs decreased due to lower print volume ($4 million) and lower warehouse costs ($2 million) partially offset by transformation consulting costs ($3 million). Technology and Content Management costs increased due to higher spending on project management, consulting, software development and licensing and maintenance including incremental costs from the Deltak acquisition ($3 million). Finance costs increased due to higher accrued incentive compensation. Other Administration costs increased mainly due to higher employment costs ($5 million), a lower property tax incentive ($3 million), incremental costs from the Deltak acquisition ($1 million) and higher professional fees ($1 million).

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

The Company offers an alternative digital journal subscription license model to subscribers in certain markets.  Under this alternative model, the Company provides access to all journal content published within a calendar year. Under the Company’s previous licensing model, a customer subscribed to a discrete number of online journal issues and revenue was recognized as each issue was made available online. Based on the success of the program to date, the Company will expand its alternative model offering in calendar year 2016. The new time-based model will result in substantially all digital journal subscription revenue recognized on a straight-line basis over the calendar year.

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

The Company enters into contracts for the resale of its content through a third party where the Company is not the primary obligor of the arrangement because it is not responsible for fulfilling the customer’s order;  handling customer requests or claims and/or maintains credit risk. The Company recognizes revenue for the sale of its content, net of any commission owed to the third party seller or taxes which are remitted to government authorities.

Allowance for Doubtful Accounts: The estimated allowance for doubtful accounts is based on a review of the aging of the accounts receivable balances, historical write-off experience, credit evaluations of customers and current market conditions. A change in the evaluation of a customer’s credit could affect the estimated allowance. The allowance for doubtful accounts is shown as a reduction of Accounts Receivable in the Consolidated Statements of Financial Position and amounted to $8.3 million and $7.9 million as of April 30, 2015 and 2014, respectively.

Sales Return Reserve:  The estimated allowance for sales returns is based on a review of the historical return patterns, as well as current market trends in the businesses in which we operate. Associated with the estimated sales return reserves, the Company also includes a related reduction in inventory and royalty costs as a result of the expected returns.

Net print book sales return reserves amounted to $25.3 million and $28.6 million as of April 30, 2015 and 2014, respectively. The reserves are reflected in the following accounts of the Consolidated Statements of Financial Position – increase (decrease):

	2015	2014
Accounts Receivable	$(37,300)	$(41,102)
Inventories	6,555	6,774
Accounts and Royalties Payable	(5,405)	(5,695)
Decrease in Net Assets	$(25,340)	$(28,633)

A one percent change in the estimated sales return rate could affect net income by approximately $2.4 million. A change in the pattern or trends in returns could affect the estimated allowance.

Reserve for Inventory Obsolescence: Inventories are carried at the lower of cost or market. A reserve for inventory obsolescence is estimated based on a review of damaged, obsolete, or otherwise unsalable inventory. The review encompasses historical unit sales trends by title; current market conditions, including estimates of customer demand compared to the number of units currently on hand; and publication revision cycles. A change in sales trends could affect the estimated reserve. The inventory obsolescence reserve is reported as a reduction of the Inventories balance in the Consolidated Statements of Financial Position and amounted to $21.9 million and $25.1 million as of April 30, 2015 and 2014, respectively.

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

Retirement Plans: The Company provides defined benefit pension plans for certain employees worldwide. The Company’s Board of Directors approved amendments to the U.S., Canada and U.K. defined benefit plans that froze the plans effective June 30, 2015, December 31, 2015 and April 30, 2015, respectively. Under the amendments, no new employees will be permitted to enter these plans and no additional benefits for current participants for future services will be accrued after the effective dates of the amendments.

The accounting for benefit plans is highly dependent on assumptions concerning the outcome of future events and circumstances, including compensation increases, long-term return rates on pension plan assets, healthcare cost trends, discount rates and other factors. In determining such assumptions, the Company consults with outside actuaries and other advisors. The discount rates for the U.S., United Kingdom and Canadian pension plans are based on the derivation of a single-equivalent discount rate using a standard spot rate curve and the timing of expected payments as of the balance sheet date. The spot rate curve is based upon a portfolio of Moody’s-rated Aa3 (or higher) corporate bonds. The discount rates for other non-U.S. plans are based on similar published indices with durations comparable to that of each plan’s liabilities. The expected long-term rates of return on pension plan assets are estimated using market benchmarks for equities, real estate and bonds applied to each plan’s target asset allocation and are estimated by asset class including an anticipated inflation rate. The expected long-term rates are then compared to the historic investment performance of the plan assets as well as future expectations and estimated through consultation with investment advisors and actuaries. Salary growth and healthcare cost trend assumptions are based on the Company’s historical experience and future outlook. While the Company believes that the assumptions used in these calculations are reasonable, differences in actual experience or changes in assumptions could materially affect the expense and liabilities related to the defined benefit pension plans of the Company. A hypothetical one percent increase in the discount rate would impact net income and the accrued pension liability by approximately $4.8 million and $133.3 million, respectively. A one percent decrease in the discount rate would impact net income and the accrued pension liability by approximately $6.6 million and $162.3 million, respectively. A one percent change in the expected long term rate of return would affect net income by approximately $3.3 million.

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

In April 2015, the FASB issued ASU 2015-03 "Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" (“ASU 2015-03”). The ASU requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. Previously, debt issuance costs were recognized as assets on the balance sheet. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  The standard is effective for the Company on May 1, 2016, with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements. Although the new guidance will have no impact on the Company’s results of operations, the debt issuance costs presented as assets within the Company’s Consolidated Statement of Financial Position ($1.4 million as of April 30, 2015) will be reclassified as reductions of the related debt liability when the guidance is adopted.

In April 2015, the FASB issued ASU 2015-05 "Intangibles- Goodwill and Other- Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in Cloud Computing Arrangements" (“ASU 2015-05”). Cloud computing arrangements represent the delivery of hosted services over the internet which includes software, platforms, infrastructure and other hosting arrangements. The ASU provides criteria to determine whether the cloud computing arrangement includes a software license. If the criteria are met, the customer will capitalize the fee attributable to the software license portion of the arrangement as internal-use software. If the arrangement does not include a software license, it should be treated as a service contract and expensed as services are received. The standard is effective for the Company on May 1, 2016 with early adoption permitted. An entity can elect to adopt either prospectively for all arrangements entered into after the effective date or retrospectively. The Company is currently assessing whether the adoption of the guidance will have a significant impact on its consolidated financial statements.

Contractual Obligations and Commercial Commitments

A summary of contractual obligations and commercial commitments, excluding unrecognized tax benefits further described in Note 13, as of April 30, 2015 is as follows (in thousands):

		Payments Due by Period
		Within	2-3	4-5	After 5
	Total	Year 1	Years	Years	Years

Total Debt	$750.1	$100.0	$650.1	$-	$-
Interest on Debt1	18.8	12.5	6.3	-	-
Non-Cancelable Leases	341.7	38.1	67.1	53.2	183.3
Minimum Royalty Obligations	223.5	71.3	97.9	39.0	15.3
Other Operating Commitments	73.3	17.2	30.1	25.7	0.3
Total	$1,407.4	$239.1	$851.5	$117.9	$198.9

1 Interest on Debt includes the effect of the Company’s interest rate swap agreements and the estimated future interest payments on the Company’s unhedged variable rate debt, assuming that the interest rates as of April 30, 2015 remain constant until the maturity of the debt.

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

Interest Rates:

The Company had $750.0 million of variable rate loans outstanding at April 30, 2015, which approximated fair value. On August 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.65% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a two-year period ending August 15, 2016. As of April 30, 2015, the notional amount of the interest rate swap was $150.0 million.

On January 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.47% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a two-year period ending January 15, 2016. As of April 30, 2015, the notional amount of the interest rate swap was $150.0 million.

It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives. During fiscal year 2015, the Company recognized a loss on its hedge contracts of approximately $1.7 million which is reflected in Interest Expense in the Consolidated Statements of Income.  At April 30, 2015, the fair value of the outstanding interest rate swaps was a deferred loss of $0.6 million. Based on the maturity dates of the contracts, approximately $0.2 million and $0.4 million of the deferred loss was recorded in Other Accrued Liabilities and Other Long-Term Liabilities, respectively. On an annual basis, a hypothetical one percent change in interest rates for the $450.0 million of unhedged variable rate debt as of April 30, 2015 would affect net income and cash flow by approximately $2.8 million.

Foreign Exchange Rates:

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is primarily exposed to movements in British pound sterling, euros, Canadian and Australian dollars, and certain currencies in Asia.  The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. The percentage of Consolidated Revenue for fiscal year 2015 recognized in the following currencies (on an equivalent U.S. dollar basis) were: approximately 55% U.S dollar; 29% British pound sterling; 8% euro and 8% other currencies.

The Company’s significant investments in non-U.S. businesses are exposed to foreign currency risk.  Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment.  During fiscal year 2015, the Company recorded foreign currency translation losses in other comprehensive income of approximately $180.2 million primarily as a result of the weakening of the U.S. dollar relative to the British pound sterling and euro.

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

The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Gains and Losses on the Consolidated Statements of Income, and carried at their fair value on the Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Gains and Losses. As of April 30, 2015 and 2014, the Company did not maintain any open forward contracts. During fiscal years 2013 through 2015, the Company did not designate any forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities. For fiscal years 2015, 2014 and 2013, the losses recognized on the forward contracts were $11.2 million, $0.4 million, and $0.6 million, respectively.

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

The Company’s non-journal subscription business is not dependent upon a single customer. Although no one non-journal customer accounts for more than 8% of total consolidated revenue and 12% of accounts receivable at April 30, 2015, the top 10 non-journal customers account for approximately 17% of total consolidated revenue and approximately 29% of accounts receivable at April 30, 2015. The Company maintains approximately $25 million of trade credit insurance, subject to certain limitations, covering balances due from certain named customers which expires in May, 2016.

Disclosure of Certain Activities Relating to Iran:

The European Union, Canada and United States have imposed sanctions on business relationships with Iran, including restrictions on financial transactions and prohibitions on direct and indirect trading with listed “designated persons.”  In fiscal year 2015, the Company recorded revenue and net profits of approximately $1.5 million and $0.5 million, respectively, related to the sale of scientific and medical content to certain publicly funded universities, hospitals and institutions that meet the definition of the “Government of Iran” as defined under section 560.304 of title 31, Code of Federal Regulations. The Company has assessed its business relationship and transactions with Iran and believes it is in compliance with the regulations governing the sanctions.  The Company intends to continue in these or similar sales as long as they continue to be consistent with all applicable sanctions-related regulations.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of April 30, 2015.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during fiscal year 2015.

The effectiveness of our internal control over financial reporting as of April 30, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

/s/ Mark Allin
Mark Allin
President and
Chief Executive Officer

/s/ John A. Kritzmacher
John A. Kritzmacher
Executive Vice President and
Chief Financial Officer

/s/ Edward J. Melando
Edward J. Melando
Senior Vice President, Controller and
Chief Accounting Officer

June 26, 2015

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
John Wiley & Sons, Inc.:

We have audited the accompanying consolidated statements of financial position of John Wiley & Sons, Inc. (the “Company”) and subsidiaries as of April 30, 2015 and 2014, and the related consolidated statements of income, comprehensive (loss) income, cash flows and shareholders’ equity for each of the years in the three-year period ended April 30, 2015. In connection with our audits of the consolidated financial statements, we also have audited Schedule II of this Form 10-K.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of John Wiley & Sons, Inc. and subsidiaries as of April 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), John Wiley & Sons, Inc.’s internal control over financial reporting as of April 30, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”), and our report dated June 26, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Short Hills, New Jersey

June 26, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
John Wiley & Sons, Inc.:

We have audited John Wiley & Sons, Inc.’s internal control over financial reporting as of April 30, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). John Wiley & Sons, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, John Wiley & Sons, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of John Wiley & Sons, Inc. and subsidiaries as of April 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the years in the three-year period ended April 30, 2015, and our report dated June 26, 2015 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Short Hills, New Jersey
June 26, 2015

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
John Wiley & Sons, Inc., and Subsidiaries	April 30,
Dollars in thousands	2015	2014
Assets:
Current Assets
Cash and cash equivalents	$457,441	$486,377
Accounts receivable	147,183	149,733
Inventories	63,779	75,495
Prepaid and other	72,516	78,057
Total Current Assets	740,919	789,662

Product Development Assets	69,589	82,940
Technology, Property & Equipment	193,010	188,718
Intangible Assets	917,621	984,661
Goodwill	962,367	903,665
Income Tax Deposits	57,098	64,037
Other Assets	63,639	63,682
Total Assets	$3,004,243	$3,077,365

Liabilities and Shareholders’ Equity:
Current Liabilities
Short-term debt	$100,000	$-
Accounts and royalties payable	161,465	142,534
Deferred revenue	372,051	385,654
Accrued employment costs	93,922	118,503
Accrued income taxes	9,484	13,324
Accrued pension liability	4,594	4,671
Other accrued liabilities	62,167	64,901
Total Current Liabilities	803,683	729,587

Long-Term Debt	650,090	700,100
Accrued Pension Liability	209,727	164,634
Deferred Income Tax Liabilities	198,947	222,482
Other Long-Term Liabilities	86,756	78,314
Shareholders’ Equity
Preferred Stock, $1 par value: Authorized - 2 million, Issued - zero	-	-
Class A Common Stock, $1 par value: Authorized - 180 million,
Issued – 69,797,994	69,798	69,798
Class B Common Stock, $1 par value: Authorized - 72 million,
Issued – 13,392,268	13,392	13,392
Additional paid-in capital	353,018	327,588
Retained earnings	1,597,439	1,489,069
Accumulated other comprehensive (loss):
Foreign currency translation adjustment	(246,854)	(66,664)
Unamortized retirement costs, net of tax	(159,434)	(123,025)
Unrealized loss on interest rate swap, net of tax	(345)	(602)
	1,627,014	1,709,556
Less Treasury Shares At Cost (Class A – 20,441,767 and 20,231,118;
Class B – 3,910,264 and 3,906,707)	(571,974)	(527,308)
Total Shareholders’ Equity	1,055,040	1,182,248
Total Liabilities and Shareholders’ Equity	$3,004,243	$3,077,365

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

John Wiley & Sons, Inc., and Subsidiaries	For the years ended April 30,
Dollars in thousands, except per share data	2015	2014	2013

Revenue	$1,822,440	$1,775,195	$1,760,778

Costs and Expenses
Cost of sales	499,683	506,879	532,232
Operating and administrative expenses	1,005,000	969,456	933,148
Restructuring charges	28,804	42,722	29,293
Impairment charges	-	4,786	30,679
Amortization of intangibles	51,214	44,679	41,982
Total Costs and Expenses	1,584,701	1,568,522	1,567,334

Net Gain on Sale of Consumer Publishing Programs	-	-	5,983

Operating Income	237,739	206,673	199,427

Interest expense	(17,077)	(13,916)	(13,078)
Foreign exchange transaction gains (losses)	1,742	(8)	(2,041)
Interest income and other	3,057	2,785	2,614

Income Before Taxes	225,461	195,534	186,922
Provision for Income Taxes	48,593	35,024	42,697

Net Income	$176,868	$160,510	$144,225

Earnings Per Share
Diluted	$2.97	$2.70	$2.39
Basic	3.01	2.73	2.43

Cash Dividends Per Share
Class A Common	$1.16	$1.00	$0.96
Class B Common	1.16	1.00	0.96

Average Shares
Diluted	59,594	59,514	60,224
Basic	58,733	58,635	59,447

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

John Wiley & Sons, Inc., and Subsidiaries	For the years ended April 30,
Dollars in thousands	2015	2014	2013

Net Income	$176,868	$160,510	$144,225

Other Comprehensive (Loss) Income:
Foreign currency translation adjustment	(180,190)	67,875	(38,558)
Unrealized retirement costs net of tax (provision) benefit of $15,779; $(12,946) and $16,145, respectively	(36,409)	20,099	(39,743)
Unrealized gain on interest rate swaps net of tax (provision) of $(157); $(225) and $(48), respectively	257	367	79
Total Other Comprehensive (Loss) Income	(216,342)	88,341	(78,222)

Comprehensive (Loss) Income	$(39,474)	$248,851	$$66,003

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

John Wiley & Sons, Inc., and Subsidiaries	For the years ended April 30,
Dollars in thousands	2015	2014	2013
Operating Activities
Net Income	$176,868	$160,510	$144,225
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangibles	51,214	44,679	41,982
Amortization of composition costs	40,639	45,097	51,517
Depreciation of technology, property and equipment	62,072	58,321	56,017
Restructuring and impairment charges	28,804	47,508	59,972
Net gain on sale of consumer publishing programs	-	-	(5,983)
Deferred tax benefits on U.K. rate changes	-	(10,634)	(8,402)
Share-based compensation	13,617	12,851	11,928
(Excess) shortfalls in tax benefits from share-based compensation	(3,191)	1,466	(193)
Employee retirement plan expense	22,599	30,454	35,938
Royalty advances	(103,136)	(107,639)	(105,335)
Earned royalty advances	108,314	107,529	100,691
Other non-cash credits, net	(8,046)	(3,626)	(3,708)
Income tax deposit	(5,280)	(11,968)	(42,077)
Changes in Operating Assets and Liabilities
Source (Use), excluding acquisitions
Accounts receivable	4,488	18,558	18,118
Inventories	9,696	11,146	11,501
Accounts and royalties payable	31,305	7,297	(5,748)
Deferred revenue	3,913	(750)	32,822
Income taxes payable	8,330	(14,131)	1,429
Restructuring payments	(32,341)	(28,276)	(5,641)
Other accrued liabilities	(10,901)	30,581	(6,121)
Employee retirement plan contributions	(28,503)	(33,889)	(36,704)
Other	(15,339)	(16,860)	(9,191)
Cash Provided by Operating Activities	355,122	348,224	337,037
Investing Activities
Composition spending	(39,421)	(40,568)	(50,434)
Additions to technology, property and equipment	(69,121)	(57,564)	(58,704)
Acquisitions, net of cash acquired	(172,229)	(54,515)	(263,272)
Proceeds from sale of consumer publishing programs	1,100	3,300	29,942
Cash Used for Investing Activities	(279,671)	(149,347)	(342,468)
Financing Activities
Repayment of long-term debt	(711,654)	(658,224)	(472,500)
Borrowings of long-term debt	659,369	685,324	670,500
Borrowing of short-term debt	100,000	-	-
Purchase of treasury stock	(61,981)	(63,393)	(73,721)
Change in book overdrafts	(6,711)	(12,354)	(451)
Cash dividends	(68,498)	(58,953)	(57,426)
Proceeds from exercise of stock options and other	25,326	55,532	23,806
Excess (shortfalls ) in tax benefits from share-based compensation	3,191	(1,466)	193
Cash (Used for) Provided by Financing Activities	(60,958)	(53,534)	90,401
Effects of Exchange Rate Changes on Cash	(43,429)	6,894	(10,660)
Cash and Cash Equivalents
(Decrease) Increase for year	(28,936)	152,237	74,310
Balance at beginning of year	486,377	334,140	259,830
Balance at end of year	457,441	486,377	334,140
Cash Paid During the Year for
Interest	$14,875	$12,511	$12,081
Income taxes, net	$45,646	$63,815	$56,021

The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comp- rehensive Income (Loss)	Total Share- holder’s Equity

John Wiley & Sons, Inc., and Subsidiaries
Dollars in thousands

Balance at April 30, 2012	$69,753	$13,437	$271,809	$1,300,713	$(437,734)	$(200,410)	$1,017,568

Restricted Shares Issued under Share-based Compensation Plans			(5,936)		5,559		(377)
Proceeds from Exercise of Stock Options and other			12,768		11,420		24,188
Excess Tax Benefits from Share-based Compensation			193				193
Share-based compensation expense			11,928				11,928
Purchase of Treasury Shares					(73,721)		(73,721)
Class A Common Stock Dividends				(48,290)			(48,290)
Class B Common Stock Dividends				(9,136)			(9,136)
Common Stock Class Conversions	40	(40)					-
Comprehensive Income (Loss)				144,225		(78,222)	66,003

Balance at April 30, 2013	$69,793	$13,397	$290,762	$1,387,512	$(494,476)	$(278,632)	$988,356

Restricted Shares Issued under Share-based Compensation Plans			(5,962)		6,144		182
Proceeds from Exercise of Stock Options and other			31,403		24,417		55,820
Shortfall in Tax Benefits from Share-based Compensation			(1,466)				(1,466)
Share-based compensation expense			12,851				12,851
Purchase of Treasury Shares					(63,393)		(63,393)
Class A Common Stock Dividends				(51,842)			(51,842)
Class B Common Stock Dividends				(7,111)			(7,111)
Common Stock Class Conversions	5	(5)					-
Comprehensive Income				160,510		88,341	248,851

Balance at April 30, 2014	$69,798	$13,392	$327,588	$1,489,069	$(527,308)	$(190,291)	$1,182,248

Restricted Shares Issued under Share-based Compensation Plans			(3,471)		4,085		614
Proceeds from Exercise of Stock Options and other			12,093		13,230		25,323
Excess Tax Benefits from Share-based Compensation			3,191				3,191
Share-based compensation expense			13,617				13,617
Purchase of Treasury Shares					(61,981)		(61,981)
Class A Common Stock Dividends				(57,541)			(57,541)
Class B Common Stock Dividends				(10,957)			(10,957)
Common Stock Class Conversions	-	-					-
Comprehensive Income (Loss)				176,868		(216,342)	(39,474)

Balance at April 30, 2015	$69,798	$13,392	$353,018	$1,597,439	$(571,974)	$(406,633)	$1,055,040

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

The Company is a global provider of knowledge and knowledge-enabled services that improve outcomes in areas of research, professional practice and education. Through the Research segment, the Company provides digital and print scientific, technical, medical and scholarly journals, reference works, books, database services and advertising. The Professional Development segment provides digital and print books, employment talent solutions, online assessment and training services, and test prep and certification. In Education, the Company provides print and digital content, and education solutions including online program management services for higher education institutions and course management tools for instructors and students. The Company takes full advantage of its content from all three core businesses in developing and cross-marketing products to its diverse customer base of researchers, professionals, students, and educators. The use of technology enables the Company to make its content efficiently more accessible to its customers around the world. The Company’s operations are primarily located in the United States, Canada, Europe, Asia, and Australia.

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

Book Overdrafts: Under the Company’s cash management system, a book overdraft balance exists for the Company’s primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in individual bank accounts. The Company’s funds are transferred from other existing bank account balances or from lines of credit as needed to fund checks presented for payment.  As of April 30, 2015 and 2014, book overdrafts of $16.1 million and $22.8 million, respectively, were included in Accounts and Royalties Payable in the Consolidated Statements of Financial Position.

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

The Company offers an alternative digital journal subscription license model to subscribers in certain markets.  Under this alternative model, the Company provides access to all journal content published within a calendar year. Under the Company’s previous licensing model, a customer subscribed to a discrete number of online journal issues and revenue was recognized as each issue was made available online. Based on the success of the program to date, the Company will expand its alternative model offering in calendar year 2016. The new time-based model will result in substantially all digital journal subscription revenue recognized on a straight-line basis over the calendar year.

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

The Company enters into contracts for the resale of its content through a third party where the Company is not the primary obligor of the arrangement because it is not responsible for fulfilling the customer’s order;  handling customer requests or claims and/or maintains credit risk. The Company recognizes revenue for the sale of its content, net of any commission owed to the third party seller or taxes which are remitted to government authorities.

Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of three months or less and are stated at cost plus accrued interest, which approximates market value.

Allowance for Doubtful Accounts: The estimated allowance for doubtful accounts is based on a review of the aging of the accounts receivable balances, historical write-off experience, credit evaluations of customers and current market conditions. A change in the evaluation of a customer’s credit could affect the estimated allowance. The allowance for doubtful accounts is shown as a reduction of Accounts Receivable in the Consolidated Statements of Financial Position and amounted to $8.3 million and $7.9 million as of April 30, 2015 and 2014, respectively.

Sales Return Reserves: The process which the Company uses to determine its sales returns and the related reserve provision charged against revenue is based on applying an estimated return rate to current year returnable print book sales.  This rate is based upon an analysis of actual historical return experience in the various markets and geographic regions in which the Company does business. The Company collects, maintains and analyzes significant amounts of sales returns data for large volumes of homogeneous transactions. This allows the Company to make reasonable estimates of the amount of future returns. All available data is utilized to identify the returns by market and as to which fiscal year the sales returns apply. This enables management to track the returns in detail and identify and react to trends occurring in the marketplace, with the objective of being able to make the most informed judgments possible in setting reserve rates. Associated with the estimated sales return reserves, the Company also includes a related reduction in inventory and royalty costs as a result of the expected returns. Net print book sales return reserves amounted to $25.3 million and $28.6 million as of April 30, 2015 and 2014, respectively.

The reserves are reflected in the following accounts of the Consolidated Statements of Financial Position – increase (decrease) as of April 30:

	2015	2014
Accounts Receivable	$(37,300)	$(41,102)
Inventories	6,555	6,774
Accounts and Royalties Payable	(5,405)	(5,695)
Decrease in Net Assets	$(25,340)	$(28,633)

Inventories: Inventories are carried at the lower of cost or market. U.S. book inventories aggregating $35.7 million and $41.3 million at April 30, 2015 and 2014, respectively, are valued using the last-in, first-out (LIFO) method.  All other inventories are valued using the first-in, first-out (FIFO) method.

Reserve for Inventory Obsolescence: A reserve for inventory obsolescence is estimated based on a review of damaged, obsolete, or otherwise unsalable inventory. The review encompasses historical unit sales trends by title; current market conditions, including estimates of customer demand compared to the number of units currently on hand; and publication revision cycles. The inventory obsolescence reserve is reported as a reduction of the Inventories balance in the Consolidated Statements of Financial Position and amounted to $21.9 million and $25.1 million as of April 30, 2015 and 2014, respectively.

Product Development Assets:  Product development assets consist of composition costs and royalty advances. Costs associated with developing a publication are expensed until the product is determined to be commercially viable. Composition costs represent the costs incurred to bring an edited commercial manuscript to publication, which include typesetting, proofreading, design, illustration costs, and digital formatting. Composition costs are capitalized and are generally amortized on a double-declining basis over their estimated useful lives, ranging from 1 to 3 years. Royalty advances are capitalized and, upon publication, are expensed as royalties earned based on sales of the published works.  Royalty advances are reviewed for recoverability and a reserve for loss is maintained, if appropriate.

Shipping and Handling Costs: Costs incurred for third party shipping and handling are reflected in the Operating and Administrative Expenses line item in the Consolidated Statements of Income. The Company incurred $42.5 million, $42.2 million and $46.0 million in shipping and handling costs in fiscal years 2015, 2014 and 2013, respectively.

Advertising Expense:  Advertising costs are expensed as incurred. The Company incurred $40.8 million, $35.2 million and $29.2 million in advertising costs in fiscal years 2015, 2014 and 2013, respectively.

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

Intangible Assets with Finite Lives and Other Long-Lived Assets: Finite-lived intangible assets principally consist of brands, trademarks, content and publication rights, customer relationships and non-compete agreements and are amortized over their estimated useful lives. The most significant factors in determining the estimated lives of these intangibles are the history and longevity of the brands, trademarks and content and publication rights acquired, combined with the strength of cash flows. Content and publication rights, trademarks, customer relationships and brands with finite lives are amortized on a straight-line basis over periods ranging from 5 to 40 years. Non-compete agreements are amortized over the terms of the individual agreement, generally up to 5 years.

Intangible assets with finite lives as of April 30, 2015 are amortized on a straight line basis over the following weighted average estimated useful lives: content and publishing rights – 32 years; customer relationships – 19 years; brands and trademarks – 11 years; non-compete agreements – 5 years.

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

Foreign Currency Gains/Losses: The Company maintains operations in many non-U.S. locations. Assets and liabilities are translated into U.S. dollars using end of period exchange rates and revenues and expense are translated into U.S. dollars using weighted average rates. The Company’s significant investments in non-U.S. businesses are exposed to foreign currency risk. Foreign currency translation adjustments are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity. During fiscal year 2015, the Company recorded $180.2 million of foreign currency translation losses primarily due to the strengthening of the U.S. dollar relative to the British pound sterling, euro and Australian dollar. Foreign currency transaction gains or losses are recognized in the Consolidated Statements of Income as incurred.

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

In April 2015, the FASB issued ASU 2015-03 "Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" (“ASU 2015-03”). The ASU requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. Previously, debt issuance costs were recognized as assets on the balance sheet. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  The standard is effective for the Company on May 1, 2016, with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements.  Although the new guidance will have no impact on the Company’s results of operations, the debt issuance costs presented as assets within the Company’s Consolidated Statement of Financial Position ($1.4 million as of April 30, 2015) will be reclassified as reductions of the related debt liability when the guidance is adopted.

In April 2015, the FASB issued ASU 2015-05 "Intangibles- Goodwill and Other- Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in Cloud Computing Arrangements" (“ASU 2015-05”). Cloud computing arrangements represent the delivery of hosted services over the internet which include software, platforms, infrastructure and other hosting arrangements. The ASU provides criteria to determine whether the cloud computing arrangement includes a software license. If the criteria are met, the customer will capitalize the fee attributable to the software license portion of the arrangement as internal-use software. If the arrangement does not include a software license, it should be treated as a service contract and expensed as services are received. The standard is effective for the Company on May 1, 2016 with early adoption permitted. An entity can elect to adopt either prospectively for all arrangements entered into after the effective date or retrospectively. The Company is currently assessing whether the adoption of the guidance will have a significant impact on its consolidated financial statements.

Note 3 – Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of earnings per share for the years ended April 30 follows (in thousands):

	2015	2014	2013
Weighted Average Shares Outstanding	59,004	58,925	59,672
Less: Unearned Restricted Shares	(271)	(290)	(225)
Shares Used for Basic Earnings Per Share	58,733	58,635	59,447
Dilutive Effect of Stock Options and Other Stock Awards	861	879	777
Shares Used for Diluted Earnings Per Share	59,594	59,514	60,224

Since their inclusion in the calculation of diluted earnings per share would have been anti-dilutive, options to purchase 178,144, 389,400 and 2,716,244 shares of Class A Common Stock have been excluded for fiscal years 2015, 2014 and 2013, respectively. In addition, for fiscal years 2015 and 2013 unearned restricted shares of 2,500 and 23,000, respectively, have been excluded as their inclusion would have been anti-dilutive.

Note 4- Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by component, net of tax, for the fiscal years ended April 30, 2015 and 2014 were as follows (in thousands):

	Foreign	Unamortized	Interest
	Currency	Retirement	Rate
	Translation	Costs	Swaps	Total

Balance at April 30, 2013	$(134,539)	$(143,124)	$(969)	$(278,632)
Other comprehensive income (loss) before reclassifications	67,875	10,464	(431)	77,908
Reclassification of amounts to Consolidated Statements of Income	-	9,635	798	10,433
Total other comprehensive income	67,875	20,099	367	88,341
Balance at April 30, 2014	$(66,664)	$(123,025)	$(602)	$(190,291)
Other comprehensive income (loss) before reclassifications	(180,190)	(42,347)	(783)	(223,320)
Reclassification of amounts to Consolidated Statements of Income	-	5,938	1,040	6,978
Total other comprehensive income (loss)	(180,190)	(36,409)	257	(216,342)
Balance at April 30, 2015	$(246,854)	$(159,434)	$(345)	$(406,633)

For the fiscal years ended April 30, 2015 and 2014, pre-tax actuarial losses included in Unamortized Retirement Costs of approximately $7.8 million and $13.4 million, respectively, were amortized from Accumulated Other Comprehensive Loss and recognized as pension expense in Operating and Administrative Expenses in the Consolidated Statements of Income.

Note 5 – Acquisitions

CrossKnowledge:

On May 1, 2014, the Company acquired CrossKnowledge Group Limited (“CrossKnowledge”) for approximately $166 million in cash, net of cash acquired. CrossKnowledge is a learning solutions provider focused on leadership and managerial skills development that offers subscription-based, digital learning solutions for global corporations, universities, and small and medium-sized enterprises. CrossKnowledge’s solutions include a variety of managerial and leadership skills assessments, courses, certifications, content and executive training programs that are delivered on a cloud-based LMS platform with over 19,000 learning objects in 17 languages. CrossKnowledge serves over five million end-users in 80 countries. CrossKnowledge reported approximately $37 million of revenue and approximately $5 million of operating income in its fiscal year ended June 30, 2013. For the fiscal year ended April 30, 2015, CrossKnowledge’s revenue and operating loss included in Wiley’s results was $42.0 million and $5.1 million, respectively. The $166 million purchase price was allocated to identifiable long-lived intangible assets, mainly customer relationships and content ($63.0 million); technology ($6.3 million); long-term deferred tax liabilities ($21.5 million); negative working capital ($4.3 million); and goodwill ($122.5 million). The fair value of intangible assets and technology acquired was based on management’s assessment performed with the assistance of a third party valuation consultant. Goodwill represents the excess of the purchase price over the fair value of net assets acquired and comprises the estimated value of CrossKnowledge’s workforce, unidentifiable intangible assets and the fair value of expected synergies. None of the goodwill is deductible for tax purposes. The identifiable long-lived intangible assets are primarily amortized over a weighted average estimated useful life of approximately 15 years. The acquisition was funded through the use of the Company’s existing credit facility and available cash balances. The Company finalized its purchase accounting for CrossKnowledge as of April 30, 2015.

Profiles International:

On April 1, 2014, the Company acquired all of the stock of Profiles International (“Profiles”) for approximately $47.5 million in cash, net of cash acquired.  Profiles provides pre-employment assessment and selection tools that enable employers to optimize candidate selections and develop the full potential of their employees. Solutions include pre-hire assessments, including those designed to measure and match personality, knowledge, skills, managerial fit, loyalty, and values; and post-hire assessments, focused on measuring sales and managerial effectiveness, employee performance and career potential. Profiles serves approximately 4,000 corporate clients and millions of end users in over 120 countries, with assessments available in 32 languages. The $47.5 million purchase price was allocated to identifiable long-lived intangible assets, mainly customer relationships and assessment content ($22.9 million); technology; ($2.7 million); long-term deferred tax liabilities ($9.7 million); a credit to short-term deferred tax assets ($2.9 million); negative working capital ($5.9 million) and goodwill ($40.4 million). The fair value of intangible assets and technology acquired was based on management’s assessment performed with the assistance of a third party valuation consultant. Goodwill represents the excess of the purchase price over the fair value of net assets acquired and comprises the estimated value of Profile’s workforce, unidentifiable intangible assets and the fair value of expected synergies. None of the goodwill is deductible for tax purposes. The identifiable long-lived intangible assets are primarily amortized over a weighted average estimated useful life of approximately 13 years. The Company finalized its purchase accounting for Profiles as of March 31, 2015. Profiles contributed $23.3 million and $1.9 million to the Company’s revenue for fiscal years 2015 and 2014, respectively.

Efficient Learning Systems:

On November 1, 2012, the Company acquired all of the stock of Efficient Learning Systems, Inc. (“ELS”) for approximately $24 million in cash, net of cash acquired. ELS is an e-learning system provider focused in the areas of professional finance and accounting.  ELS’ flagship product, CPAexcel, is a modular, digital platform comprised of online self-study, videos, mobile apps, and sophisticated planning tools that has helped over 65,000 professionals prepare for the CPA exam since 1998. The $24 million purchase price was allocated to identifiable long-lived intangible assets ($6.5 million); technology ($3.6 million); long-term deferred tax liabilities ($2.9 million); and Goodwill ($17.0 million); with the remainder allocated to working capital. The fair value of intangible assets and technology acquired was based on management’s assessment performed with the assistance of a third party valuation consultant. Goodwill represents the excess of the purchase price over the fair value of net assets acquired and comprises the estimated value of ELS’ workforce, unidentifiable intangible assets and the fair value of expected synergies. None of the goodwill is deductible for tax purposes. The identifiable long-lived intangible assets are primarily amortized over a weighted average estimated useful life of approximately 15 years. The Company finalized its purchase accounting for ELS as of April 30, 2013.  ELS contributed $8.8 million, $8.0 million, and $3.7 million to the Company’s revenue for fiscal years 2015, 2014 and 2013, respectively.

Deltak:

On October 25, 2012, the Company acquired all of the stock of Deltak.edu, LLC (“Deltak”) for approximately $220 million in cash, net of cash acquired. Deltak works in close partnership with leading colleges and universities to develop and support online degree and certificate programs. The business provides technology platforms and services including market research to validate program demand, instructional design, marketing, and student recruitment and retention services to leading national and regional colleges and universities throughout the United States.  The $220 million purchase price was allocated to identifiable long-lived intangible assets ($99.4 million) comprised primarily of institutional relationships; long-term deferred tax liabilities ($34.4 million); and Goodwill ($150.0 million); with the remainder allocated to technology and working capital. The fair value of intangible assets and technology acquired was based on management’s assessment performed with the assistance of a third party valuation consultant. Goodwill represents the excess of the purchase price over the fair value of net assets acquired and comprises the estimated value of Deltak’s workforce, unidentifiable intangible assets and the fair value of expected synergies. None of the goodwill is deductible for tax purposes. The identifiable long-lived intangible assets are primarily amortized over a weighted average estimated useful life of approximately 20 years. The Company finalized its purchase accounting for Deltak as of April 30, 2013. Deltak contributed $81.6 million, $70.2 million, and $33.7 million to the Company’s revenue for fiscal years 2015, 2014 and 2013, respectively.

Unaudited proforma financial information has not been presented for any of these acquisitions since the effects of the acquisitions were not material individually or in the aggregate.

Note 6 – Restructuring Charges

In fiscal years 2015, 2014 and 2013, the Company recorded pre-tax restructuring charges of $28.8 million, or $20.3 million after tax ($0.34 per share), $42.7 million, or $28.3 million after tax ($0.48 per share) and $29.3 million, or $19.8 million after tax ($0.33 per share), respectively, which are reflected in the Restructuring Charges line item in the Consolidated Statements of Income and described in more detail below:

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

The following table summarizes the pre-tax restructuring charges related to this program (in thousands):

	2015	2014	2013	Total Charges Incurred to Date
Charges by Segment:
Research	$4,555	$7,774	$2,896	$15,225
Professional Development	4,385	11,860	6,284	22,529
Education	1,571	891	1,118	3,580
Shared Services	18,293	22,197	14,154	54,644
Total Restructuring Charges	$28,804	$42,722	$24,452	$95,978

Charges by Activity:
Severance	$17,093	$25,962	$19,706	$62,761
Process reengineering consulting	301	8,556	2,618	11,475
Other activities	11,410	8,204	2,128	21,742
Total Restructuring Charges	$28,804	$42,722	$24,452	$95,978

Other Activities mainly reflect lease and other contract termination costs and the curtailment of the U.K. and Canadian defined benefit pension plans in fiscal year 2015 and the U.S defined benefit pension plan in fiscal year 2013.

The following table summarizes the activity for the Restructuring and Reinvestment Program liability in fiscal year 2015 (in thousands):
				Foreign
	April 30,			Translation &	April 30,
	2014	Charges	Payments	Reclassifications	2015
Severance	$29,255	$17,093	$(26,716)	$(838)	$18,794
Process reengineering consulting	722	301	(1,024)	1	-
Other activities	4,995	11,410	(4,601)	55	11,859
Total	$34,972	$28,804	$(32,341)	$(782)	$30,653

The restructuring liability for accrued Severance costs is reflected in Accrued Employment Costs in the Consolidated Statements of Financial Position while the liability for Process reengineering consulting costs are reflected in Other Accrued Liabilities. Approximately $0.3 million and $11.6 million of the Other Activities are reflected in Other Accrued Liabilities and Other Long-Term Liabilities, respectively.

Other Restructuring Programs:

As part of the Company’s ongoing transition and transformation to digital products and services, certain activities were identified in fiscal year 2013 that were discontinued, outsourced, or relocated to lower cost regions.  As a result, the Company recorded a pre-tax restructuring charge of approximately $4.8 million, or $3.5 million after tax ($0.06 per share), for redundancy and separation benefits. Approximately $3.0 million, $1.3 million and $0.2 million of the restructuring charge was recorded within the Research, Professional Development and Education reporting segments, respectively, with the remainder recognized in Shared Services costs. In fiscal year 2014, the Company completed all remaining payments under the program.

Note 7 – Impairment Charges

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

Consumer Publishing Programs

In fiscal year 2013, the Company began accounting for its culinary, CliffsNotes, and Webster’s New World Dictionary consumer publishing programs as Assets Held for Sale. The Company recorded an impairment charge of $12.1 million, or $7.5 million after tax ($0.12 per share), in fiscal year 2013 to reduce the carrying value of the assets within these programs to approximately $9.9 million, which represented their fair value based on the estimated sales price, less costs to sell. As discussed in Note 8, on November 5, 2012, the Company completed a sale to Houghton Mifflin Harcourt for $11.0 million in cash, which approximated the carrying value of related assets sold.

In addition, in fiscal year 2013, the Company recorded a pre-tax impairment charge of $3.4 million, or $2.1 million after tax ($0.04 per share) to reduce the carrying value of inventory and royalty advances within its other consumer publishing programs to their estimated realizable value.

Controlled Circulation Publishing Assets

In fiscal year 2013, the Company identified certain controlled circulation publishing programs that no longer aligned with the Company’s long-term strategy, shifting key resources from these programs to other publishing programs within the Research segment. As a result, the Company performed an impairment test on the intangible assets related to these controlled circulation publishing programs in fiscal year 2013, which resulted in a $9.9 million impairment charge, or $8.2 million after tax ($0.14 per share). The intangible assets principally consisted of acquired publication rights. The impairment charge resulted in a full write-off of the carrying value of these intangible assets based on their estimated fair values as determined by the Company utilizing a discounted cash flow analysis.

Note 8 – Gain (Net of Losses) on Sale of Consumer Publishing Programs

Sale of Travel Publishing Program

On August 31, 2012, the Company sold its travel publishing program, including all of its interests in the Frommer’s, Unofficial Guides, and WhatsonWhen brands to Google, Inc. for $22 million in cash, of which $3.3 million was held in escrow. As a result, the Company recorded a $9.8 million pre-tax gain on the sale, or $6.2 million after tax ($0.10 per share), in fiscal year 2013. In connection with the sale, the Company also entered into a transition services agreement which ended on December 31, 2013. Fees earned by the Company in fiscal year 2013 in connection with the service agreement were $0.5 million. The escrow was released to the Company in fiscal year 2014.

Sale of Culinary, CliffsNotes and Webster’s New World Publishing Programs

On November 5, 2012, the Company completed the sale of the Company’s culinary, CliffsNotes, and Webster’s New World Dictionary consumer publishing programs to Houghton Mifflin Harcourt for $11.0 million in cash, which approximated the carrying value of related assets sold, of which $1.1 million was held in escrow.  In connection with the sale, the Company also entered into a transition services agreement which ended on March 5, 2013.  Fees earned by the Company in fiscal year 2013 in connection with the service agreement were $1.5 million. The escrow was released to the Company in fiscal year 2015.

Sale of Other Consumer Publishing Programs

In the fourth quarter of fiscal year 2013, the Company completed the sale of its other consumer publishing programs to various buyers for approximately $1.0 million in cash and a limited future royalty interest. The Company recorded an aggregate $3.8 million pre-tax loss on the sales, or $3.6 million after tax ($0.06 per share) in fiscal year 2013.

Note 9 – Inventories

Inventories at April 30 were as follows (in thousands):

	2015	2014
Finished Goods	$52,705	$62,071
Work-in-Process	6,552	6,041
Paper, Cloth, and Other	4,676	5,476
	63,933	73,588
Inventory Value of Estimated Sales Returns	6,555	6,774
LIFO Reserve	(6,709)	(4,867)
Total Inventories	$63,779	$75,495

See Note 2, Summary of Significant Accounting Policies - Sales Return Reserves for a discussion of the Inventory Value of Estimated Sales Returns.

Note 10 – Product Development Assets

Product development assets consisted of the following at April 30 (in thousands):

	2015	2014
Composition Costs	$41,280	$45,603
Royalty Advances	28,309	37,337
Total	$69,589	$82,940

Composition costs are net of accumulated amortization of $198.2 million and $201.4 million as of April 30, 2015 and 2014, respectively.

Note 11 – Technology, Property and Equipment

Technology, property and equipment consisted of the following at April 30 (in thousands):

	2015	2014
Capitalized Software and Computer Hardware	$460,199	$396,512
Buildings and Leasehold Improvements	86,225	94,018
Furniture, Fixtures and Warehouse Equipment	60,460	51,449
Land and Land Improvements	3,820	4,367
	610,704	546,346
Accumulated Depreciation	(417,694)	(357,628)
Total	$193,010	$188,718

The net book value of capitalized software costs was $121.9 million and $103.9 million as of April 30, 2015 and 2014, respectively. Depreciation expense recognized in fiscal years 2015, 2014, and 2013 for capitalized software costs was approximately $42.1 million, $36.5 million and $33.1 million, respectively.

Note 12 - Goodwill and Intangible Assets

The following table summarizes the activity in goodwill by segment as of April 30 (in thousands):

	2014	Acquisitions	Foreign Translation Adjustment	2015
Research	$485,181	2,921	$(40,776)	$447,326
Professional Development	268,658	124,036	(27,479)	365,215
Education	149,826	-	-	149,826
Total	$903,665	$126,957	$(68,255)	$962,367

The acquisitions for Professional Development mainly reflect the CrossKnowledge acquisition.

Intangible assets as of April 30 were as follows (in thousands):

	2015		2014
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible Assets with Determinable Lives
Content and Publishing Rights	$781,618	$(299,022)	$834,932	$(299,105)
Customer Relationships	225,239	(43,967)	195,085	(32,790)
Brands & Trademarks	30,008	(13,225)	24,000	(9,284)
Covenants not to Compete	1,343	(677)	1,490	(767)
	1,038,208	(356,891)	1,055,507	(341,946)
Intangible Assets with Indefinite Lives
Brands & Trademarks	152,332	-	164,202	-
Content and Publishing Rights	83,972	-	106,898	-
	$1,274,512	$(356,891)	$1,326,607	$(341,946)

Based on the current amount of intangible assets subject to amortization and assuming current foreign exchange rates, the estimated amortization expense for each of the succeeding five fiscal years are as follows: 2016 - $48 million; 2017 - $47 million; 2018 – $44 million; 2019 - $41 million and 2020 - $35 million.

Note 13 - Income Taxes

The provisions for income taxes for the years ended April 30 were as follows (in thousands):

	2015	2014	2013
Current Provision
US – Federal	$27,137	$13,541	$23,835
International	27,613	34,519	34,019
State and Local	1,007	(733)	2,091
Total Current Provision	$55,757	$47,327	$59,945
Deferred Provision (Benefit)
US – Federal	$(7,554)	$(1,748)	$(11,312)
International	606	(10,008)	(5,553)
State and Local	(216)	(547)	(383)
Total Deferred (Benefit)	$(7,164)	$(12,303)	$(17,248)
Total Provision	$48,593	$35,024	$42,697

International and United States pretax income for the years ended April 30, 2015 were as follows (in thousands):

	2015	2014	2013
International	$165,085	$159,442	$156,114
United States	60,376	36,092	30,808
Total	$225,461	$195,534	$186,922

The Company’s effective income tax rate as a percentage of pretax income differed from the U.S. federal statutory rate as shown below:

	2015	2014	2013
U.S. Federal Statutory Rate	35.0%	35.0%	35.0%
Benefit from Lower Taxes on Non-U.S. Income	(11.9)	(10.8)	(9.3)
State Income Taxes, Net of U.S. Federal Tax Benefit	0.3	0.4	0.6
Deferred Tax Benefit From Statutory Tax Rate Change	-	(5.4)	(4.5)
Tax Adjustments and Other	(1.8)	(1.3)	1.0
Effective Income Tax Rate	21.6%	17.9%	22.8%

Deferred Tax Benefit from Statutory Tax Rate Change:  In fiscal years 2014 and 2013, the Company recorded non-cash deferred tax benefits of $10.6 million ($0.18 per share), and $8.4 million ($0.14 per share), respectfully, principally associated with new tax legislation enacted in the United Kingdom (“U.K.”) that reduced the U.K. statutory income tax rates by 3% and 2%, respectively. The benefits reflect the measurement of all applicable U.K deferred tax balances to the new income tax rates of 21% effective April 1, 2014 and 20% effective April 1, 2015.

Tax Adjustments and Other:  In fiscal years 2015, 2014 and 2013, the Company recorded tax benefits of $0.7 million, $2.6 million and $0.7 million, respectively, related to the expiration of the statute of limitations and favorable resolutions of certain federal, state and foreign tax matters with tax authorities. In addition, in fiscal year 2015, the Company recognized a non-recurring tax benefit of $3.1 million related to tax deductions claimed on the write-up of certain foreign tax assets to fair market value. In fiscal 2013, in addition to the tax benefit recorded of $0.7 million, the Company recorded a tax charge of $2.1 million due to published IRS tax positions related to the Company’s ability to take certain deductions in the U.S.

Accounting for Uncertainty in Income Taxes:

As of April 30, 2015 and April 30, 2014, the total amount of unrecognized tax benefits were $19.3 million and $23.8 million, respectively, of which $3.0 million and $3.2 million represented accruals for interest and penalties recorded as additional tax expense in accordance with the Company’s accounting policy. Within the income tax provision for fiscal years 2015 and 2014, the Company recorded net interest expense on reserves for unrecognized and recognized tax benefits of $0.5 million and $0.1 million, respectively. As of April 30, 2015 and April 30, 2014, the total amount of unrecognized tax benefits that would reduce the Company’s income tax provision, if recognized, were approximately $18.8 million and $23.2 million, respectively. The Company does not expect any significant changes to the unrecognized tax benefits within the next twelve months.

A reconciliation of the unrecognized tax benefits included within the Other Long-Term Liabilities line item in the Consolidated Statements of Financial Position follows (in thousands):

	2015	2014
Balance at May 1st	$23,826	$25,501
Additions for Current Year Tax Positions	503	934
Additions for Prior Year Tax Positions	519	1,070
Reductions for Prior Year Tax Positions	(595)	(3,209)
Foreign Translation Adjustment	(4,207)	1,111
Payments	-	(496)
Reductions for Lapse of Statute of Limitations	(697)	(1,085)
Balance at April 30th	$19,349	$23,826

Tax Audits:
The Company files income tax returns in the U.S. and various states and non-U.S. tax jurisdictions. The Company’s major taxing jurisdictions include the United States, the United Kingdom and Germany. The Company is no longer subject to income tax examinations for years prior to fiscal year 2010 in the major jurisdictions in which the Company is subject to tax. The Company’s last completed U.S. federal audit was for fiscal years 2006 through 2009, which resulted in minimal adjustments principally related to temporary differences. The IRS is currently auditing the fiscal year 2013 U.S. Federal income tax return.

In fiscal year 2003, the Company merged several of its German subsidiaries into a new operating entity which enabled the Company to increase (“step-up”) the tax deductible net asset basis of the merged subsidiaries to fair market value. The expected tax benefits to be derived from the step-up are approximately 50 million euros claimed as amortization over 15 years beginning in fiscal year 2003.

In May 2012, as part of its routine tax audit process, the German tax authorities filed a challenge to the Company’s tax position with respect to the amortization of certain stepped-up assets. Under German tax law, the Company must pay all contested taxes and the related interest to have the right to defend its position. As a result, the Company made deposits of five million and nine million euros in fiscal years 2015 and 2014, respectively, related to amortization claimed on certain “stepped-up” assets. The Company has made all required payments to date with total deposits paid of 48 million euros through April 30, 2015. The Company expects that it will be required to deposit additional amounts up to ten million euros plus interest for tax returns to be filed in future periods until the issue is resolved.

In October 2014, the Company received an unfavorable decision from the local finance court and is in the process of appealing the court decision. The Company’s management and its advisors continue to believe that the Company is “more likely than not” to successfully defend that the tax treatment was proper and in accordance with German tax regulations. As such, the Company has not recorded any charges related to the loss of the step-up benefit. The Company filed its appeal in January 2015. Resolution of the appeal is expected to take 18 to 24 months from January 2015. If the Company is ultimately successful, as expected, the tax deposits will be returned with 6% simple interest, based on current German legislation. As of April 30, 2015, the USD equivalent of the deposits and accrued interest was $57.1 million, which is recorded as Income Tax Deposits in the Consolidated Statements of Financial Position. The Company records the accrued interest income at 6% within the Provision for Income Taxes in the Consolidated Statements of Income which amounted to $1.8 million, $1.7 million and $0.9 million for fiscal years 2015, 2014 and 2013, respectively.

Deferred Taxes:
Deferred taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes.  It is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The significant components of deferred tax assets and liabilities at April 30 were as follows (in thousands):

	2015	2014

Inventories	$5,230	$5,494
Intangible and Fixed Assets	297,323	303,003
Total Deferred Tax Liabilities	$302,553	$308,497

Net Operating Losses	$4,599	$6,538
Reserve for Sales Returns and Doubtful Accounts	6,922	7,965
Accrued Employee Compensation	28,093	33,227
Other Accrued Expenses	14,583	9,981
Retirement and Post-Employment Benefits	62,385	46,902
Total Deferred Tax Assets	$116,582	$104,613
Net Deferred Tax Liabilities	$185,971	$203,884

Reported As
Current Deferred Tax Assets	$9,981	$11,836
Non-current Deferred Tax Assets	2,995	6,762
Non-current Deferred Tax Liabilities	198,947	222,482
Net Deferred Tax Liabilities	$185,971	$203,884

Pretax earnings of a non-U.S. subsidiary or affiliate are subject to U.S. taxation when repatriated. The Company intends to reinvest earnings outside the U.S. except in instances where repatriating such earnings would result in no additional tax. Accordingly, the Company has not recognized U.S. tax expense on non-U.S. earnings. At April 30, 2015, the accumulated undistributed earnings of non-U.S. subsidiaries approximated $732 million. It is not practical to determine the U.S. income tax liability that would be payable if such earnings were not indefinitely reinvested.

Note 14 - Debt and Available Credit Facilities

As of April 30, 2015 and 2014, the Company’s debt of approximately $750.1 million and $700.1 million, respectively consisted of amounts due under the following revolving credit facilities:

As of April 30, 2015 and 2014, the Company maintained a credit facility with Bank of America - Merrill Lynch and The Royal Bank of Scotland as joint lead arrangers and Bank of America as administrative agent. The agreement currently consists of a $940 million senior revolving credit facility due on November 2, 2016. Under the agreement, which can be drawn in multiple currencies, the Company has the option of borrowing at the following floating interest rates:  (i) at a rate based on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 1.05% to 1.65%, depending on the Company’s consolidated leverage ratio, as defined, or (ii) for U.S. dollar-denominated loans only, at the lender’s base rate plus an applicable margin ranging from zero to 0.65%, depending on the Company’s consolidated leverage ratio.  The lender’s base rate is defined as the highest of (i) the U.S. federal funds effective rate plus a 0.50% margin, (ii) the Eurocurrency rate, as defined, plus a 1.00% margin, or (iii) the Bank of America prime lending rate.  In addition, the Company pays a facility fee ranging from 0.20% to 0.35% depending on the Company’s consolidated leverage ratio.  The Company also has the option to request an additional credit limit increase of up to $160 million in minimum increments of $50 million, subject to the approval of the lenders. The credit agreement contains certain restrictive covenants related to the Company’s consolidated leverage ratio and interest coverage ratio, which the Company was in compliance with as of April 30, 2015. Due to the fact that there are no principal payments due until the end of the agreement in fiscal year 2017, the Company has classified its entire debt obligation related to this facility as long-term which was approximately $650.0 million and $700.1 million as of April 30, 2015 and 2014, respectively.

On October 31, 2014, the Company entered into a U.S. dollar facility with TD Bank, N.A. which is equally ranked with the Company’s existing agreement with Bank of America - Merrill Lynch and The Royal Bank of Scotland plc, and Santander Bank. The new agreement consists of a $50 million 364-day revolving credit facility. The facility was fully drawn as of April 30, 2015. The borrowing rate is LIBOR plus an applicable margin ranging from 0.80% to 1.40%, and a facility fee will be due on any undrawn amounts ranging from 0.125% to 0.30%, both depending on the Company consolidated leverage ratio, as defined. The credit agreement contains certain restrictive covenants related to the Company’s consolidated leverage ratio and interest coverage ratio, which the Company was in compliance with as of April 30, 2015. The proceeds of the new revolving credit facility were used to pay a portion of the Company’s existing revolving credit facility and meet seasonal operating cash requirements.

On December 22, 2014, the Company entered into a $50 million 364-day U.S. dollar revolving credit facility reinstated every 30 days with Santander Bank, N.A. which is equally ranked with the Company’s existing agreement with Bank of America - Merrill Lynch and The Royal Bank of Scotland plc, and TD Bank, N.A.. The facility was fully drawn as of April 30, 2015. The borrowing rate is LIBOR plus a margin of 1.00%. The proceeds of the new revolving credit facility were used to pay a portion of the Company’s existing revolving credit facilities and meet seasonal operating cash requirements.

The Company and its subsidiaries have other lines of credit aggregating $13.0 million at various interest rates. Outstanding borrowings under these credit lines were approximately $0.1 million as of April 30, 2015. There were no outstanding borrowings under these credit lines as of April 30, 2014.

The Company’s total available lines of credit as of April 30, 2015 were approximately $1,053.0 million, of which approximately $302.9 million was unused. The weighted average interest rates on total debt outstanding during fiscal years 2015 and 2014 were 1.93% and 1.82%, respectively. As of April 30, 2015 and 2014, the weighted average interest rates for the total debt were 1.77% and 1.99%, respectively. Based on estimates of interest rates currently available to the Company for loans with similar terms and maturities, the fair value of the Company’s debt approximates its carrying value.

Note 15 – Derivative Instruments and Activities

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

Interest Rate Contracts:
The Company had $750.0 million of variable rate loans outstanding at April 30, 2015, which approximated fair value. As of April 30, 2015 and 2014, the interest rate swap agreements maintained by the Company were designated as fully effective cash flow hedges as defined under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging.” As a result, there was no impact on the Company’s Consolidated Statements of Income from changes in the fair value of the interest rate swaps as they were fully offset by changes in the interest expense on the underlying variable rate debt instruments. Under ASC 815, fully effective derivative instruments that are designated as cash flow hedges have changes in their fair value recorded initially within Accumulated Other Comprehensive Loss in the Consolidated Statements of Financial Position. As interest expense is recognized based on the variable rate loan agreements, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated Other Comprehensive Loss to Interest Expense in the Consolidated Statements of Income. It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.

On August 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.65% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a two-year period ending August 15, 2016. As of April 30, 2015, the notional amount of the interest rate swap was $150.0 million.

On January 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.47% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a two-year period ending January 15, 2016. As of April 30, 2015 and 2014, the notional amount of the interest rate swap was $150.0 million.

On March 30, 2012, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, which expired on March 31, 2015, the Company paid a fixed rate of 0.645% and received a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which was reset every month for a three-year period. As of April 30, 2014, the notional amount of the interest rate swap was $150.0 million.

The Company records the fair value of its interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of April 30, 2015 and 2014 was a deferred loss of $0.6 million and $1.0 million, respectively. Based on the maturity dates of the contracts, approximately $0.2 million and $0.7 million of the deferred losses as of April 30, 2015 and 2014 were recorded in Other Accrued Liabilities, with the remaining deferred losses in each period of $0.4 million and $0.3 million recorded in Other Long-Term Liabilities, respectively. The pre-tax losses that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for fiscal years 2015, 2014 and 2013 were $1.7 million, $1.3 million and $1.6 million, respectively. Based on the amount in Accumulated Other Comprehensive Loss at April 30, 2015, approximately $0.4 million, net of tax, of unrecognized loss would be reclassified into net income in the next twelve months.

Foreign Currency Contracts:
The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Gains (Losses) in the Consolidated Statements of Income, and carried at their fair value in the Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Gains (Losses).  As of April 30, 2015 and 2014, the Company did not maintain any open forward contracts. During fiscal years 2013 through 2015, the Company did not designate any forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities. For fiscal years 2015, 2014 and 2013, the losses recognized on forward contracts were $11.2 million, $0.4 million, and $0.6 million, respectively.

Note 16 - Commitment and Contingencies

The following schedule shows the composition of rent expense for operating leases (in thousands):

	2015	2014	2013
Minimum Rental	$39,748	$40,929	$41,899
Less: Sublease Rentals	(639)	(642)	(554)
Total	$39,109	$40,287	$41,345

Future minimum payments under operating leases were $341.7 million at April 30, 2015. Annual minimum payments under these leases for fiscal years 2016 through 2020 are approximately $38.1 million, $35.6 million, $31.4 million, $27.6 million, and $25.6 million, respectively. Rent expense associated with operating leases that include scheduled rent increases and tenant incentives, such as rent holidays or leasehold improvement allowances, are recorded on a straight-line basis over the term of the lease. During the first quarter of fiscal year 2015, the Company renewed the lease for its corporate headquarters in Hoboken, New Jersey. The lease renewal is an operating lease which commences on July 1, 2017 and extends the current lease through March 31, 2033. As a result of the renewal, the Company’s total future minimum payments under the new lease will be $223.0 million, with annual minimum payments of $14.4 million in fiscal years 2018 through 2020.

The Company is involved in routine litigation in the ordinary course of its business.  A provision for litigation is accrued when information available to the Company indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated.  Significant judgment may be required to determine both the probability and estimates of loss.  When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued.  If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, the Company does not record a liability, but discloses facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recorded when management believes such future costs will be material. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel.  In the opinion of management, the ultimate resolution of all pending litigation as of April 30, 2015 will not have a material effect upon the financial condition or results of operations of the Company.

Over the past few years, the Company has from time to time faced claims from photographers or agencies that the Company has used photographs without licenses or beyond licensed permissions.  The Company has insurance coverage for a significant portion of such claims.  The Company does not believe that its exposure to such claims either individually or in the aggregate is material.

Note 17 - Retirement Plans

The Company and its principal subsidiaries have retirement plans that cover substantially all employees. The plans generally provide for employee retirement between the ages of 60 and 65, and benefits based on length of service and compensation, as defined.

Recent Plan Curtailments

The Company’s Board of Directors approved plan amendments that froze the U.S. Employees’ Retirement Plan, Supplemental Benefit Plan, and Supplemental Executive Retirement Plan, effective June 30, 2013.  These plans are U.S. defined benefit plans. Under the amendments, no new employees are permitted to enter these plans and no additional benefits for current participants for future services will be accrued after June 30, 2013.  As a result of freezing the U.S. defined benefit plans, the Company changed the amortization period from the average expected future service period of active plan participants to the average expected life of plan participants. This amendments decreased the pension benefit liabilities by $18.2 million, and resulted in an after-tax decrease in accumulated other comprehensive loss of $11.3 million. The Company also recorded a pension plan curtailment expense of $2.7 million in fiscal year 2013 as a result of the approved plan amendments, which represented a write-off of the unrecognized prior service cost for the U.S. plans. The curtailment expense is included within the fiscal year 2013 Restructuring Charges line item in the Consolidated Statements of Income.

The Company’s Board of Directors approved plan amendments that will freeze the Retirement Plan for the Employees of John Wiley & Sons, Canada, effective December 31, 2015. Under the amendments, no new employees will be permitted to enter this plan as of December 31, 2015 and no additional benefits for current participants for future services will be accrued after December 31, 2015.  The Company recorded a one-time pension plan benefit of $0.6 million in the third quarter of fiscal year 2015 as a result of the plan amendments. The curtailment benefit is included within the fiscal year 2015 Restructuring Charges line item in the Consolidated Statements of Income.

The Company’s Board of Directors approved plan amendments that froze the Retirement Plan for the Employees of John Wiley & Sons, Ltd., a U.K. plan effective April 30, 2015. Under the amendments, no new employees will be permitted to enter this plan and no additional benefits for current participants for future services will be accrued after April 30, 2015. While there was no significant amount recorded for the curtailment, there was a resulting concession with employees to contribute an additional $0.8 million to the Company’s defined contribution plans. This contribution was recognized in the Restructuring charges line item in the Company’s Consolidated Statements of Income.

The Company maintains the Supplemental Executive Retirement Plan for certain officers and senior management which provides for the payment of supplemental retirement benefits after the termination of employment for 10 years or in a lifetime annuity. Under certain circumstances, including a change of control as defined, the payment of such amounts could be accelerated on a present value basis. Future accrued benefits to the Plan have been discontinued as noted above.

The components of net pension expense for the defined benefit plans and the weighted-average assumptions were as follows (in thousands):
	2015		2014		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service Cost	$ -	$5,942	$ -	$8,066	$12,701	$6,204
Interest Cost	13,159	17,417	12,613	17,144	12,032	15,784
Expected Return on Plan Assets	(13,782)	(22,654)	(14,838)	(21,607)	(12,927)	(17,975)
Net Amortization of Prior Service Cost and Transition Asset	(115)	68	-	124	854	127
Recognized Net Actuarial Loss	1,470	6,299	5,681	7,490	6,050	3,905
Curtailment/Settlement Loss	-	(428)	-	79	2,681	-
Net Pension Expense	$732	$6,644	$3,456	$11,296	$21,391	$8,045

Discount Rate	4.7%	4.2%	4.2%	4.2%	4.7%	5.0%
Rate of Compensation Increase	N/A	3.2%	N/A	3.2%	3.1%	3.4%
Expected Return on Plan Assets	6.8%	6.7%	8.0%	6.7%	8.0%	6.8%

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the retirement plans with accumulated benefit obligations in excess of plan assets were $813.3 million, $773.4 million and $598.9 million, respectively, as of April 30, 2015 and $711.0 million, $676.9 million and $546.3 million, respectively, as of April 30, 2014.

The Recognized Net Actuarial Loss for each fiscal year is calculated using the “corridor method” which reflects the amortization of the net loss at the beginning of the fiscal year in excess of 10% of the greater of the market value of plan assets or the projected benefit obligation.  As a result of freezing the U.S. defined benefit plans in fiscal year 2014, the Company changed the amortization period for the U.S. defined benefit plans from the average expected future service period of active plan participants to the average expected life of plan participants resulting in an approximately $1.2 million annual reduction in pension expense.

The Company recognizes the overfunded or underfunded status of defined benefit postretirement plans, measured as the difference between the fair value of plan assets and the projected benefit obligation, in the Consolidated Statements of Financial Position.  The change in the funded status of the plan is recognized within Accumulated Other Comprehensive Loss in the Consolidated Statements of Financial Position. Plan assets and obligations are measured at fair value as of the Company’s balance sheet date.

The amounts in Accumulated Other Comprehensive Loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows (in thousands):

	United States	Non-U.S.	Total
Actuarial Loss	$2,152	$2,479	$4,631
Prior Service Cost	(154)	54	(100)
Total	$1,998	$2,533	$4,531

The following table sets forth the changes in and the status of the Company’s defined benefit plans’ assets and benefit obligations:

Dollars in thousands	2015		2014
CHANGE IN PLAN ASSETS	U.S.	Non-U.S.	U.S.	Non-U.S.
Fair Value of Plan Assets, Beginning of Year	$207,986	$351,092	$186,527	$306,689
Actual Return on Plan Assets	23,166	60,997	22,101	15,459
Employer Contributions	3,972	9,701	9,608	10,396
Employee Contributions	-	1,566	-	1,770
Settlements	-	(2,353)	-	(437)
Benefits Paid	(12,158)	(7,118)	(10,250)	(10,005)
Foreign Currency Rate Changes	-	(37,309)	-	27,220
Fair Value, End of Year	$222,966	$376,576	$207,986	$351,092
CHANGE IN PROJECTED BENEFIT OBLIGATION
Benefit Obligation, Beginning of Year	$(285,659)	$(442,703)	$(307,659)	$(394,278)
Service Cost	-	(5,942)	-	(8,066)
Interest Cost	(13,159)	(17,417)	(12,613)	(17,144)
Employee Contributions	-	(1,566)	-	(1,770)
Actuarial Gain (Loss)	(45,868)	(83,782)	24,363	1,350
Benefits Paid	12,158	7,118	10,250	10,005
Foreign Currency Rate Changes	-	52,513	-	(33,237)
Curtailment	-	7,321	-	-
Amendments and Other	3,140	-	-	437
Benefit Obligation, End of Year	$(329,388)	$(484,458)	$(285,659)	$(442,703)
Funded Status	$(106,422)	$(107,882)	$(77,673)	$(91,611)
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION:
Other Noncurrent Assets	-	17	-	21
Current Pension Liability	(4,086)	(508)	(4,091)	(580)
Noncurrent Pension Liability	(102,336)	(107,391)	(73,582)	(91,052)
Net Amount Recognized in Statement of Financial Position	$(106,422)	$(107,882)	$(77,673)	$(91,611)
AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS (before tax) CONSIST OF:
Net Actuarial Loss	$(103,017)	$(128,280)	$(68,005)	$(107,540)
Prior Service Cost	3,024	(555)	-	(966)
Total Accumulated Other Comprehensive Loss	$(99,993)	$(128,835)	$(68,005)	$(108,506)
Change in Accumulated Other Comprehensive Loss	$(31,988)	$(20,329)	$37,306	$(5,384)
WEIGHTED AVERAGE ASSUMPTIONS USED IN DETERMINING ASSETS AND LIABILITIES:
Discount Rate	4.2%	3.5%	4.7%	4.2%
Rate of Compensation Increase	N/A	3.0%	N/A	3.2%
Accumulated Benefit Obligations	$(329,389)	$(444,561)	$(285,661)	$(402,225)

Basis for determining discount rate:

The discount rates for the United States, United Kingdom and Canadian pension plans were based on the derivation of a single-equivalent discount rate using a standard spot rate curve and the timing of expected benefit payments. The spot rate curve used is based upon a portfolio of Moody’s-rated Aa3 (or higher) corporate bonds. The discount rates for the other international plans were based on similar published indices with durations comparable to that of each plan’s liabilities.

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

Pension plan assets/investments:

The investment guidelines for the defined benefit pension plans are established based upon an evaluation of market conditions, plan liabilities, cash requirements for benefit payments, and tolerance for risk.  Investment guidelines include the use of actively and passively managed securities. The investment objective is to ensure that funds are available to meet the plan’s benefit obligations when they are due. The investment strategy is to invest in high quality and diversified equity and debt securities to achieve our long-term expectation.  The plans’ risk management practices provide guidance to the investment managers, including guidelines for asset concentration, credit rating and liquidity.  Asset allocation favors a balanced portfolio, with a global aggregated target allocation of approximately 50% equity securities, 49% fixed income securities and cash, and 1% real estate. Due to volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate between acceptable ranges of plus or minus 5%. The Company regularly reviews the investment allocations and periodically rebalances investments to the target allocations. The Company categorizes its pension assets into three levels based upon the assumptions (inputs) used to price the assets. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets.
•	Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets in active markets or quoted prices for identical assets in inactive markets.
•	Level 3: Unobservable inputs reflecting assumptions about the inputs used in pricing the asset.

The Company did not maintain any level 3 assets during fiscal years 2015 and 2014. The following tables set forth, by level within the fair value hierarchy, pension plan assets at their fair value as of April 30 (in thousands):

	2015			2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. Plan Assets
Equity Securities:
U.S. Commingled Funds	$ -	$68,671	$68,671	$ -	$76,534	$76,534
Non-U.S. Commingled Funds	-	38,336	38,336	-	32,815	32,815
Fixed Income Commingled Funds	-	105,363	105,363	-	85,335	85,335
Real Estate	-	10,596	10,596	-	13,302	13,302
Total U.S. Plan Assets	$ -	$222,966	$222,966	$ -	$207,986	$207,986

Non-U.S. Plan Assets
Equity Securities:
U.S. Equities	$ -	$25,551	$25,551	$ -	$24,384	$24,384
Non-U.S. Equities	-	80,014	80,014	-	73,250	73,250
Balanced Managed Funds	10,295	66,707	77,002	11,284	66,966	78,250
Fixed Income Funds:	-	190,344	190,344	-	164,948	164,948
Other:
Real Estate/Other	-	489	489	-	7,455	7,455
Cash and Cash Equivalents	3,176	-	3,176	2,805	-	2,805
Total Non-U.S. Plan Assets	$13,471	$363,105	$376,576	$14,089	$337,003	$351,092
Total Plan Assets	$13,471	$586,071	$599,542	$14,089	$544,989	$559,078

Expected employer contributions to the defined benefit pension plans in fiscal year 2016 will be approximately $12.5 million, including $8.3 million of minimum amounts required for the Company’s non-U.S. plans. From time to time, the Company may elect to make voluntary contributions to its defined benefit plans to improve their funded status.

Benefit payments to retirees from all defined benefit plans are expected to approximate $20.7 million in fiscal year 2016, $22.1 million in fiscal year 2017, $23.5 million in fiscal year 2018, $23.7 million in fiscal year 2019, $25.5 million in fiscal year 2020 and $149.2 million for fiscal years 2021 through 2025.

The Company provides contributory life insurance and health care benefits, subject to certain dollar limitations for substantially all of its eligible retired U.S. employees. The cost of such benefits is expensed over the years the employee renders service and is not funded in advance. The accumulated post-retirement benefit obligation recognized in the Consolidated Statements of Financial Position as of April 30, 2015 and 2014 was $6.7 million and $6.2 million, respectively. Annual expenses for these plans for fiscal years 2015, 2014 and 2013 were $0.7 million, $0.9 million and $0.8 million, respectively.

The Company has defined contribution savings plans. The Company contribution is based on employee contributions and the level of Company match. The Company may make discretionary contributions to all employees as a group. The employer cash contributions to these plans were approximately $14.8 million, $13.9 million and $9.2 million in fiscal years 2015, 2014, and 2013 respectively. Approximately $0.8 million of the fiscal year 2015 contributions were reflected in the Restructuring Charges line item as they were related to contractual obligations resulting from the curtailment of the U.K. defined benefit pension plan. The expense recorded for these plans was approximately $15.2 million, $15.7 million and $9.2 million in fiscal years 2015, 2014, and 2013 respectively.

Note 18 – Share-Based Compensation

All equity compensation plans have been approved by shareholders. Under the 2014 Key Employee Stock Plan, (“the Plan”), qualified employees are eligible to receive awards that may include stock options, performance-based stock awards and other restricted stock awards. Under the Plan, a maximum number of 8 million shares of Company Class A stock may be issued. As of April 30, 2015, there were approximately 6,166,816 securities remaining available for future issuance under the Plan. The Company issues treasury shares to fund awards issued under the Plan.

Stock Option Activity:

Under the terms of the Company’s stock option plan, the exercise price of stock options granted may not be less than 100% of the fair market value of the stock at the date of grant. Options are exercisable over a maximum period of 10 years from the date of grant and generally vest 50% on the fourth and fifth anniversary date after the award is granted. Under certain circumstances relating to a change of control, as defined, the right to exercise options outstanding may be accelerated.

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

	For the Years Ended April 30,
	2015	2014	2013
Fair Value of Options on Grant Date	$16.97	$10.12	$12.26

Weighted Average assumptions:
Expected Life of Options (years)	7.2	7.4	7.3
Risk-Free Interest Rate	2.2%	2.1%	1.2%
Expected Volatility	30.9%	30.5%	30.2%
Expected Dividend Yield	1.9%	2.5%	2.0%
Fair Value of Common Stock on Grant Date	$59.70	$39.53	$48.06

A summary of the activity and status of the Company’s stock option plans follows:
	2015				2014		2013
	Options (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Options (in 000’s)	Weighted Average Exercise Price	Options (in 000’s)	Weighted Average Exercise Price
Outstanding at Beginning of Year	2,508	$42.34			3,732	$42.85	4,130	$40.74
Granted	189	$59.70			322	$39.53	394	$48.06
Exercised	(747)	$38.32			(1,421)	$42.57	(784)	$34.44
Expired or Forfeited	(29)	$49.32			(125)	$47.65	(8)	$35.00
Outstanding at End of Year	1,921	$45.50	5.7	$22.4	2,508	$42.34	3,732	$42.85
Exercisable at End of Year	815	$42.31	4.0	$11.9	1,191	$39.16	2,166	$42.45
Vested and Expected to Vest in the Future at April 30	1,872	$42.91	5.7	$23.2	2,432	$42.38	3,603	$42.93

The intrinsic value is the difference between the Company’s common stock price and the option grant price. The total intrinsic value of options exercised during fiscal years 2015, 2014 and 2013 was $16.1 million, $12.4 million and $10.6 million, respectively.  The total grant date fair value of stock options vested during fiscal year 2015 was $4.8 million.

As of April 30, 2015, there was $4.1 million of unrecognized share-based compensation expense related to stock options, which is expected to be recognized over a period up to 5 years, or 2.0 years on a weighted average basis.

The following table summarizes information about stock options outstanding and exercisable at April 30, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options (in 000’s)	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Number of Options (in 000’s)	Weighted Average Exercise Price
$33.05 to $35.04	166	3.7	$34.74	166	$34.74
$38.55 to $40.02	639	5.9	$39.71	329	$39.88
$47.55 to $49.55	938	5.2	$48.67	320	$48.76
$59.70	178	9.2	$59.70	-	-
Total/Average	1,921	5.7	$45.50	815	$42.31

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

Under certain circumstances relating to a change of control or termination, as defined, the restrictions would lapse and shares would vest earlier. Activity for performance-based and other restricted stock awards during fiscal years 2015, 2014 and 2013 was as follows (shares in thousands):

	2015		2014	2013
	Restricted Shares	Weighted Average Grant Date Value	Restricted Shares	Restricted Shares
Nonvested Shares at Beginning of Year	745	$43.40	837	1,042
Granted	363	$59.23	348	296
Change in shares due to performance	(65)	$39.18	(92)	(227)
Vested and Issued	(159)	$42.46	(256)	(237)
Forfeited	(132)	$48.85	(92)	(37)
Nonvested Shares at End of Year	752	$50.64	745	837

As of April 30, 2015, there was $23.0 million of unrecognized share-based compensation cost related to performance-based and other restricted stock awards, which is expected to be recognized over a period up to 5 years, or 3.3 years on a weighted average basis. Compensation expense for restricted stock awards is measured using the closing market price of the Company’s Class A Common Stock at the date of grant.  The total grant date value of shares vested during fiscal years 2015, 2014 and 2013 was $6.8 million, $9.7 million and $9.0 million, respectively.

Director Stock Awards:

Under the terms of the Company’s Director Stock Plan (the “Director Plan”), each non-employee director receives an annual award of Class A Common Stock equal in value to 100% of the annual director retainer fee (excluding additional retainer fees paid to committee chairpersons), based on the stock price on the date of grant. The granted shares may not be sold or transferred during the time the non-employee director remains a director. There were 12,131; 12,408 and 13,437 shares awarded under the Director Plan for fiscal years 2015, 2014 and 2013, respectively.

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

During fiscal year 2014, the Board of Directors of the Company approved a share repurchase program for an additional four million shares of Class A or Class B Common Stock. During fiscal year 2015, the Company repurchased 1,082,502 shares at an average price of $57.26 per share. As of April 30, 2015, the Company has authorization from its Board of Directors to purchase up to 2,179,120 additional shares.

Note 20 - Segment Information

The Company’s operations are primarily located in the United States, Canada, Europe, Asia and Australia.  Below is a description of the Company’s three operating segments:

Research serves the world’s research and scholarly communities and is the largest publisher for professional and scholarly societies. Research products include scientific, technical, medical and scholarly research journals, books, reference works, databases, clinical decision support tools, laboratory manuals and workflow tools, in the publishing areas of the physical sciences and engineering, health sciences, social science and humanities and life sciences. Research customers include academic, corporate, government, and public libraries; researchers; scientists; clinicians; engineers and technologists; scholarly and professional societies; and students and professors. The Company’s Research products are sold and distributed globally in digital and print formats through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to professional society members, bookstores, online booksellers and other customers. Publishing centers include Australia, China, Germany, India, the United Kingdom and the United States.

Professional Development acquires, develops and publishes professional information and content delivered through print and digital books, test preparation, assessments, online learning solutions and certification and training services. Communities served include business, finance, accounting, workplace learning, management, leadership, technology, behavioral health, engineering/architecture and education. Products are developed in print and digitally for worldwide distribution through multiple channels, including chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, websites, distributor networks and other online applications. Publishing centers include Australia, Germany, India, the United Kingdom and the United States.

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

Shared Services - The Company reports financial data for shared service functions, which are centrally managed for the benefit of the three global businesses, including Distribution and Operation Services, Technology and Content Management, Occupancy and Other Administration support.

As part of Wiley’s Restructuring and Reinvestment Program, during the first quarter of fiscal year 2015, the Company consolidated certain decentralized business functions (Content Management, Vendor Procurement Services, Marketing Services, etc.) into Shared Service and Administrative functions. These newly centralized service groups are part of the Company’s plan to reduce costs through efficiencies gained from standardized technology and centralized management. The costs of these functions were previously reported as direct operating expenses in each business segment but are now reported within the shared service functions. Prior year amounts have been restated to reflect the same reporting methodology. The Company uses occupied square footage of space; number of employees; units shipped; specific identification/activity-based; gross profit; revenue and number of invoices to allocate shared service costs to each business segment.

Segment information is as follows (in thousands):
	For the years ended April 30,
	2015	2014	2013
RESEARCH:

Revenue	$1,040,795	$1,044,349	$1,009,825

Direct Contribution to Profit	483,413	479,419	452,004
Allocated Shared Services and Administrative Costs:
Distribution and Operation Services	(44,602)	(45,773)	(45,699)
Technology and Content Management	(99,696)	(101,922)	(92,794)
Occupancy and Other	(23,326)	(25,997)	(25,666)
Contribution to Profit	$315,789	$305,727	$287,845

PROFESSIONAL DEVELOPMENT:

Revenue	$407,023	$363,869	$416,495

Direct Contribution to Profit	140,588	128,976	122,258
Allocated Shared Services and Administrative Costs:
Distribution and Operation Services	(30,838)	(37,673)	(40,625)
Technology and Content Management	(47,574)	(50,374)	(55,505)
Occupancy and Other	(24,060)	(18,762)	(17,473)
Contribution to Profit	$38,116	$22,167	$8,655

EDUCATION:

Revenue	$374,622	$366,977	$334,458

Direct Contribution to Profit	125,870	121,978	115,244
Allocated Shared Services and Administrative Costs:
Distribution and Operation Services	(12,863)	(15,685)	(15,068)
Technology and Content Management	(52,954)	(46,787)	(39,735)
Occupancy and Other	(13,878)	(11,719)	(8,471)
Contribution to Profit	$46,175	$47,787	$51,970

Total Contribution to Profit	$400,080	$375,681	$348,470

Unallocated Shared Services and Administrative Costs	(161,856)	(169,008)	(149,043)
Foreign Exchange Transaction Gains(Losses)	1,742	(8)	(2,041)
Interest Expense & Other, Net	(14,020)	(11,131)	(10,464)
Income Before Taxes	$225,946	$195,534	$186,922

The following table reflects total shared services and administrative costs by function, which are reported in Allocated and Unallocated Shared Services and Administrative Costs above.

	For the years ended April 30,
SHARED SERVICES AND ADMINISTRATIVE COSTS:	2015	2014	2013
Distribution and Operation Services	$88,224	$99,433	$103,831
Technology and Content Management	246,292	241,329	225,224
Finance	52,988	54,468	49,029
Other Administration	106,335	101,487	92,198
Restructuring Charges (see Note 6)	18,293	22,197	14,557
Impairment Charges (see Note 7)	-	4,786	5,241
Total	$512,132	$523,700	$490,080

In the first quarter of fiscal year 2015, the Company modified its segment product/service revenue categories to reflect recent changes to the business, including acquisitions and restructuring. All prior periods have been revised to reflect the new categorization as follows:

	For the years ended April 30,
Total Revenue by Product/Service	2015	2014	2013
Research Communications	$813,785	$798,903	$759,825
Books and Custom Print Products	635,802	684,421	719,290
Education Services (Deltak)	81,595	70,179	33,744
Talent Solutions	98,779	33,047	26,173
Course Workflow Solutions (Wiley Plus)	54,223	49,459	41,007
Other	138,256	139,186	180,739
Total Revenue By Product Service	$1,822,440	$1,775,195	$1,760,778

Total Assets
Research	$1,246,673	$1,392,373	$1,371,082
Professional Development	695,859	554,146	520,703
Education	430,733	455,848	422,658
Corporate/Shared Services	630,978	674,998	491,932
Total	$3,004,243	$3,077,365	$2,806,375

Expenditures for Long Lived Assets
Research	$18,288	$23,311	$33,817
Professional Development	179,174	59,837	43,587
Education	14,188	11,935	240,283
Corporate/Shared Services	69,121	57,564	54,723
Total	$280,771	$152,647	$372,410

Depreciation and Amortization
Research	$57,992	$62,664	$60,049
Professional Development	31,943	28,542	35,434
Education	38,928	40,023	33,937
Corporate/Shared Services	25,062	16,868	20,096
Total	$153,925	$148,097	$149,516

Export sales from the United States to unaffiliated customers amounted to approximately $168.0 million, $169.0 million and $150.3 million in fiscal years 2015, 2014 and 2013, respectively. The pretax income for consolidated operations outside the United States was approximately $165.1 million, $159.4 million and $156.1 million in fiscal years 2015, 2014 and 2013, respectively.

Revenue from external customers based on the location of the customer and long-lived assets by geographic area were as follows (in thousands):

	Revenue			Long-Lived Assets (Technology, Property & Equipment)
	2015	2014	2013	2015	2014	2013
United States	$920,166	$937,106	$911,838	$143,786	$135,711	$134,107
United Kingdom	142,680	127,716	123,827	24,711	32,286	31,093
Germany	83,714	89,107	84,737	9,781	12,877	12,492
Japan	84,420	80,074	84,586	21	40	138
China	45,159	41,581	38,651	307	516	756
India	39,494	39,953	41,720	180	172	274
Australia	80,380	79,453	79,958	1,696	2,712	3,533
France	57,492	25,376	24,041	6,720	-	-
Canada	56,949	61,559	66,440	70	729	1,092
Other Countries	311,986	293,270	304,980	5,738	3,675	6,140
Total	$1,822,440	$1,775,195	$1,760,778	$193,010	$188,718	$189,625

Supplementary Financial Information - Results By Quarter (Unaudited)

$ In millions, except per share data	2015		2014

Revenue
First Quarter	$437.9		$411.0
Second Quarter	477.0		449.2
Third Quarter	465.9		457.9
Fourth Quarter	441.6		457.1
Fiscal Year	$1,822.4		$1,775.2

Gross Profit
First Quarter	$313.9		$291.2
Second Quarter	342.4		318.8
Third Quarter	341.7		327.4
Fourth Quarter	324.8		330.9
Fiscal Year	$1,322.8		$1,268.3

Operating Income
First Quarter (a)	$49.6		$35.6
Second Quarter (b)	76.1		50.2
Third Quarter (c)	54.0		73.4
Fourth Quarter (d)	58.0		47.5
Fiscal Year	$237.7		$206.7

Net Income
First Quarter (a)	$33.7		$35.9
Second Quarter (b)	53.8		36.2
Third Quarter (c)	42.5		52.5
Fourth Quarter (d)	46.9		35.9
Fiscal Year	$176.9		$160.5

	2015		2014
Income Per Share	Diluted	Basic	Diluted	Basic
First Quarter (a)	$0.56	$0.57	$0.61	$0.61
Second Quarter (b)	0.90	0.91	0.61	0.62
Third Quarter (c)	0.72	0.73	0.88	0.89
Fourth Quarter (d)	0.79	0.80	0.60	0.61
Fiscal Year	$2.97	$3.01	$2.70	$2.73

a)
In the first quarter of fiscal year 2014, the Company recorded a restructuring charge of $7.8 million ($0.08 per share) under its restructuring programs. In the first quarter of fiscal year 2014, the Company recorded deferred tax benefits of $10.6 million ($0.18 per share), associated with tax legislation enacted in the United Kingdom that reduced the U.K. corporate income tax rates by 3%.

b)
In the second quarter of fiscal year 2014, the Company recorded a restructuring charge of $15.3 million ($0.17 per share) related to its restructuring programs and an asset impairment charge of $4.8 million ($0.06 per share) related to certain technology investments.

c)
In the third quarters of fiscal years 2015 and 2014, the Company recorded restructuring charges of $24.0 million ($0.28 per share) and $4.3 million ($0.05 per share) related to its restructuring programs, respectively.

d)
In the fourth quarters of fiscal years 2015 and 2014, the Company recorded restructuring charges related to its restructuring programs of $4.9 million ($0.07 per share) and $15.4 million ($0.17 per share), respectively. In the fourth quarter of fiscal year 2015, the Company recorded a non-recurring tax benefit of $3.1 million ($0.05 per share) related to tax deductions claimed on the write-up of certain foreign tax assets to fair market value.

Schedule II
JOHN WILEY & SONS, INC., AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED APRIL 30, 2015, 2014, AND 2013

(Dollars in thousands)
		Additions/ (Deductions)
Description	Balance at Beginning of Period	Charged to Expenses and Other	Deductions From Reserves(2)	Balance at End of Period
Year Ended April 30, 2015
Allowance for Sales Returns (1)	$28,633	$52,848	$56,141	$25,340
Allowance for Doubtful Accounts	$7,946	$3,100(3)	$2,756	$8,290
Allowance for Inventory Obsolescence	$25,087	$17,655	$20,841	$21,901
Year Ended April 30, 2014
Allowance for Sales Returns (1)	$31,834	$52,770	$55,971	$28,633
Allowance for Doubtful Accounts	$7,360	$2,441	$1,855	$7,946
Allowance for Inventory Obsolescence	$28,243	$18,202	$21,358	$25,087
Year Ended April 30, 2013
Allowance for Sales Returns (1)	$35,773	$74,793	$78,732	$31,834
Allowance for Doubtful Accounts	$6,850	$1,863	$1,353	$7,360
Allowance for Inventory Obsolescence	$33,932	$19,930	$25,619	$28,243

(1)
Allowance for Sales Returns represents anticipated returns net of a recovery of inventory and royalty costs. The provision is reported as a reduction of gross sales to arrive at revenue and the reserve balance is reported as a reduction of Accounts Receivable with a corresponding increase in Inventories and a reduction in Accounts and Royalties Payable (See Note 2).

(2)	Deductions from reserves include foreign exchange translation adjustments and accounts written off, less recoveries.

(3)	Additions to Allowance for Doubtful Accounts includes approximately $2 million related to the CrossKnowledge acquisition on May 1, 2014.

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

Management’s Report on Internal Control over Financial Reporting: Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of April 30, 2015.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting in the fourth quarter of fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The name, age and background of each of the directors nominated for election are contained under the caption “Election of Directors” in the Proxy Statement for our 2015 Annual Meeting of Shareholders (“2015 Proxy Statement”) and are incorporated herein by reference.

Information on the audit committee financial experts is contained in the 2015 Proxy Statement under the caption “Report of the Audit Committee” and is incorporated herein by reference.

Information on the Audit Committee Charter is contained in the 2015 Proxy Statement under the caption “Committees of the Board of Directors and Certain Other Information concerning the Board.”

Information with respect to the Company’s Corporate Governance principles is publicly available on the Company’s Corporate Governance website at www.wiley.com/WileyCDA/Section/id-301708.html.

Executive Officers

Set forth below are the executive officers of the Company as of April 30, 2015. Each of the officers listed will serve until the next organizational meetings of the Board of Directors of the Company and until each of the respective successors are duly elected and qualified.

PETER BOOTH WILEY - 72
September 2002 - Chairman of the Board, John Wiley and Sons, Inc. (Director since 1984)

STEPHEN M. SMITH –60
May 2011 - President and Chief Executive Officer, John Wiley and Sons, Inc. (succeeded by Mark Allin, effective June 1, 2015
June 2009 - Executive Vice President and Chief Operating Officer – responsible for all publishing, editorial, sales and marketing and business development activities globally.

MARK J. ALLIN – 54

February 2015- Executive Vice President and Chief Operating Officer- responsible for strategy and operations for all of Wiley’s businesses. (succeeded Steve Smith as President and Chief Executive Officer, effective June 1, 2015.)

September 2014 – Executive Vice President, Professional Development
August 2010 - Senior Vice President, Professional Development – responsible for leading the Company’s global Professional Development business.
January 2010 - Vice President and Chief Operating Officer, Professional and Trade – responsible for PD profitability and marketing operations.

JOHN A. KRITZMACHER – 54

July 2013 – Executive Vice President and Chief Financial Officer, John Wiley & Sons Inc. – responsible for the Company’s worldwide financial organization, strategic planning and business development, internal audit, customer service, distribution and investor relations.

October 2012 - Senior Vice President of Business Operations, Organizational Planning & Structure at WebMD Health Corp
October 2008 - Chief Financial Officer and Executive Vice President of Global Crossing Ltd

PATRIK U. DYBERG – 51
September 2014 – Executive Vice President and Chief Technology Officer
February 2012 – Senior Vice President and Chief Technology Officer – responsible for leading the Company’s global technology functions.
June 2009 – Senior Vice President, Global Solutions Development of LexisNexis – responsible for the development and maintenance of a large suite of customer-facing products.

MARY-JO O’LEARY – 52
September 2014 – Executive Vice President, Human Resources
May 2013 – Senior Vice President, Human Resources
October 2012 – Vice President and Director, Human Resources – responsible for working with the Senior Vice President, Human Resources to manage the Company’s Global Human Resources organization.
July 2003 – Vice President, Marketing & Sales – responsible for managing the sales, marketing and custom publishing functions for the Company’s Education business.

JOSEPH S. HEIDER – 56
September 2014 – Executive Vice President, Global Education
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

GARY M. RINCK – 63
September 2014 – Executive Vice President, General Counsel
2004 – Senior Vice President, General Counsel – responsible for all of the Company’s legal and corporate governance functions at Wiley.

PHILIP CARPENTER – 59
May 2015 – Executive Vice President, Research – responsible for leading the Company’s worldwide journals publishing business.
September 2014 – Senior Vice President and Managing Director, Research Communications
May 2013 – Vice President and Managing Director, Research Communications – responsible for leading the Company’s worldwide journals publishing business, as part of the broader Research organization.

December 2007 – Vice President and Managing Director, SSH– responsible for leading the Company’s worldwide Social Sciences and Humanities journals publishing business, as part of the broader Research organization.

VINCENT MARZANO – 52
September 2014 – Senior Vice President, Treasurer
September 2006 - Vice President, Treasurer – responsible for global treasury operations, insurable risk management, accounts receivable, and credit and collections.

EDWARD J. MELANDO – 59
January 2013 – Senior Vice President, Corporate Controller– and Chief Accounting Officer – responsible for Financial Reporting, Taxes, and Financial Shared Services.
2002 - Vice President, Corporate Controller– responsible for Financial Reporting, Taxes and the Financial Shared Services.

REED ELFENBEIN – 61
May 2015 – Executive Vice President, International Development and Global Research Sales
May 2014 - Senior Vice President, International Development and Global Research Sales

October 2012 – Senior Vice President, International Development and STMS – leads team responsible for increasing market share in growing and emerging markets and leads the worldwide Research sales team.

February 2007 – Vice President and Managing Director, Sales and Marketing – responsible for leading the domestic and international sales and marketing teams.

CLAY E. STOBAUGH – 57
September 2014 – Executive Vice President & Chief Marketing Officer
October 2013 - Senior Vice President & Chief Marketing Officer
August 2011 – Senior Vice President, Corporate Marketing – responsible for strategic marketing and customer relationship management.

JOHN W. SEMEL – 44
May 2015- Executive Vice President and Chief Strategy Officer- responsible for developing, prioritizing, and implementing strategies that drive business growth.

February 2009 – Senior Vice President, Planning and Development – responsible for global acquisitions and divestitures, strategic investments, strategic planning, corporate alliances and business development.

EDWARD J. MAY – 52
November 2013 - Corporate Secretary – responsible for Board administration and compliance with corporate regulatory requirements.
October 2012 - Director of Corporate Governance, Tyco International Ltd. – responsible for the governance structure and ERM program at Tyco International Ltd.

Item 11.     Executive Compensation

Information on compensation of the directors and executive officers is contained in the 2015 Proxy Statement under the captions “Directors’ Compensation” and “Executive Compensation,” respectively, and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information on the beneficial ownership reporting for the directors and executive officers is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” within the “Beneficial Ownership of Directors and Management” section of the 2015 Proxy Statement and is incorporated herein by reference. Information on the beneficial ownership reporting for all other shareholders that own 5% of more of the Company’s Class A or Class B Common Stock is contained under the caption “Voting Securities, Record Date, Principal Holders” in the 2015 Proxy Statement and is incorporated herein by reference.

The following table summarizes the Company’s equity compensation plan information as of April 30, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	2,672,963(1)	$45.50	6,166,816

(1) This amount includes the following awards issued under the 2009 Key Employee Stock Plan:

•	1,921,019 shares issuable upon the exercise of outstanding stock options with a weighted average exercise price of $45.50
•	751,944 non-vested performance-based and other restricted stock awards. Since these awards have no exercise price, they are not included in the weighted average exercise price calculation.

All of the Company’s equity compensation plans are approved by shareholders.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Information on related party transactions and the policies and procedures for reviewing and approving related party transactions are contained under the caption “Transactions with Related Persons” within the “Board and Committee Oversight of Risk” section of the 2015 Proxy Statement and are incorporated herein by reference.

Information on director independence is contained under the caption “Director Independence” within the “Board of Directors and Corporate Governance” section of the 2015 Proxy Statement.

Item 14.     Principal Accountant Fees and Services

Information required by this item is contained in the 2015 Proxy Statement under the caption “Report of the Audit Committee” and is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements and Schedules are included in the attached index on page 3 and are filed as part of this report.
(b)	Reports on Form 8-K submitted to the Securities and Exchange Commission since the filing of the Company’s 10-Q on March 11, 2015:
Announcement of the officer change issued on Form 8-K dated April 15, 2015.
Announcement of Mark Allin appointment issued on Form 8-K dated June 1, 2015.
Earnings release on the fiscal year 2015 results issued on Form 8-K dated June 16, 2015, which included certain condensed financial statements of the Company.
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

10.2
Agreement of the Lease dated as of July 14, 2014 between Hub Properties Trust as Landlord, an independent third party and John Wiley and Sons, Inc as Tenant (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended July 31, 2014).

10.3	2014 Director Stock Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2014).
10.4	2014 Executive Annual Incentive Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2014).
10.5	Amended 2014 Key Employee Stock Plan (incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2014).
10.6	Supplemental Executive Retirement Plan as Amended and Restated effective as of January 1, 2009 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2010).
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

10.10	Resolution amending the Supplemental Benefit (Retirement) Plan to Cease Accruals and Freeze Participation effective June 30, 2013.
10.11	Deferred Compensation Plan as Amended and Restated Effective as of January 1, 2008 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2010).

10.12	Resolution amending the Deferred Compensation Plan effective July 1, 2013.
10.13	Deferred Compensation Plan for Directors’ 2005 & After Compensation (incorporated by reference to the Report on Form 8-K, filed December 21, 2005).
10.14*	Form of the Fiscal Year 2016 Qualified Executive Long Term Incentive Plan.
10.15*	Form of the Fiscal Year 2016 Qualified Executive Annual Incentive Plan.
10.16*	Form of the Fiscal Year 2016 Executive Annual Strategic Milestones Incentive Plan.
10.17	Form of the Fiscal Year 2015 Qualified Executive Long Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2014).
10.18	Form of the Fiscal Year 2015 Qualified Executive Annual Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2014).
10.19	Form of the Fiscal Year 2015 Executive Annual Strategic Milestones Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2014).
10.20	Form of the Fiscal Year 2014 Qualified Executive Long Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2013).
10.21	Form of the Fiscal Year 2014 Qualified Executive Annual Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2013).
10.22	Form of the Fiscal Year 2014 Executive Annual Strategic Milestones Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2013).
10.23	Senior Executive Employment Agreement to Arbitrate dated as of April 29, 2003 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2003).
10.24	Senior Executive Non-competition and Non-Disclosure Agreement dated as of April 29, 2003 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2003).
10.25
Senior executive Employment Agreement dated as of September 17, 2010 and effective as of May 1, 2011, between Stephen M. Smith and the Company (incorporated by reference to the Company’s Report on Form 8-K dated as of September 22, 2010).

10.26	Senior Executive Employment Agreement dated as of April 15, 2015 between Mark Allin and the Company (incorporated by reference to the Company’s Report on Form 8-K dated as of April 15, 2015).
10.27	Senior executive Employment Agreement dated as of May 20, 2013 between John A. Kritzmacher and the Company (incorporated by reference to the Company’s Report on Form 8-K dated as of June 4, 2013).
10.28
Senior executive Employment Agreement letter dated as of March 15, 2004, between Gary M. Rinck and the Company (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2011).

10.29*	Senior executive Employment Agreement dated as of November 1, 2011 between Joseph S. Heider and the Company.
10.30
Senior executive Employment Agreement dated as of May 1, 2010 between Steven J. Miron and the Company (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2011).

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

JOHN WILEY & SONS, INC.
(Company)

Dated: June 26, 2015	By:	/s/ Mark Allin
Mark Allin
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Titles	Dated

/s/ Mark Allin	President and Chief Executive Officer	June 26, 2015
Mark Allin	Director

/s/ John A. Kritzmacher	Executive Vice President and	June 26, 2015
John A. Kritzmacher	Chief Financial Officer

/s/ Edward J. Melando	Senior Vice President, Controller and	June 26, 2015
Edward J. Melando	Chief Accounting Officer

/s/ Peter Booth Wiley	Director	June 26, 2015
Peter Booth Wiley

/s/ Jesse C. Wiley	Manager Business Development Client Solutions and	June 26, 2015
Jesse C. Wiley	Director

/s/ William J. Pesce	Director	June 26, 2015
William J. Pesce

/s/ William B. Plummer	Director	June 26, 2015
William B. Plummer

/s/ Kalpana Raina	Director	June 26, 2015
Kalpana Raina

/s/ Mari J. Baker	Director	June 26, 2015
Mari J. Baker

/s/ Mathew S. Kissner	Director	June 26, 2015
Mathew S. Kissner

/s/ Raymond McDaniel, Jr.	Director	June 26, 2015
Raymond McDaniel, Jr.

/s/ Eduardo R. Menascé	Director	June 26, 2015
Eduardo R. Menascé

/s/ George Bell	Director	June 26, 2015
George Bell

Exhibit 21 SUBSIDIARIES OF JOHN WILEY & SONS, INC. (1)
As of April 30, 2015

Jurisdiction
In Which
Incorporated

John Wiley & Sons International Rights, Inc.	Delaware
Deltak.edu, LLC	Delaware
Wiley Brasil Divulgacao De Materiais Didaticos LTDA Wiley Periodicals, Inc.	Brazil Delaware
Wiley Publishing Services, Inc. Wiley Subscription Services, Inc.	Delaware Delaware
Inscape Publishing LLC	Delaware
Profiles Talent Management Group, LLC	Texas
Profiles International, LLC	Texas
Wiley Publishing LLC	Delaware
Wiley India Private Ltd.	India
WWL Corp.	Delaware
Wiley International, LLC	Delaware
John Wiley & Sons UK LLP	United Kingdom
John Wiley & Sons UK 2 LLP	United Kingdom
Wiley Japan KK	Japan
Wiley Europe Investment Holdings, Ltd.	United Kingdom
Wiley U.K. (Unlimited Co.)	United Kingdom
Wiley Europe Ltd.	United Kingdom
John Wiley & Sons, Ltd.	United Kingdom
John Wiley & Sons Singapore Pte. Ltd.	Singapore
John Wiley & Sons Commercial Service (Beijing) Co., Ltd.	China
J Wiley Ltd.	United Kingdom
John Wiley & Sons GmbH	Germany
Wiley-VCH Verlag GmbH & Co. KGaA	Germany
CrossKnowledge Group Limited	United Kingdom
CrossKnowledge Inc.	Delaware
E-Learning SAS	France
Epistema Sarl	France
Wiley Heyden Ltd.	United Kingdom
Wiley Distribution Services Ltd.	United Kingdom
Blackwell Publishing (Holdings) Ltd.	United Kingdom
Blackwell Science Ltd.	United Kingdom
Blackwell Science (Overseas Holdings)	United Kingdom
John Wiley & Sons A/S	Denmark
Blackwell Verlag GmbH	Germany
Wiley Publishing Japan KK	Japan
Blackwell Publishing (HK) Ltd.	Hong Kong
Wiley Publishing Australia Pty Ltd.	Australia
John Wiley and Sons Australia, Ltd.	Australia
Wiley Publishing Asia Pty. Ltd	Australia
John Wiley & Sons Canada Limited	Canada
John Wiley & Sons (HK) Limited	Hong Kong
Wiley Publishing Canada	Canada
Simulated Biomolecular Systems, Inc.	Canada

(1)\ The names of other subsidiaries that would not constitute a significant subsidiary in the aggregate have been omitted.

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
John Wiley & Sons, Inc.:

We consent to the incorporation by reference in Registration Statement Nos. 33-62605 and 333-167697 on Form S-8 of John Wiley & Sons, Inc. (the “Company”) of our reports dated June 26, 2015, with respect to the consolidated statements of financial position of John Wiley & Sons, Inc. as of April 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the years in the three-year period ended April 30, 2015, and the related financial statement schedule, and the effectiveness of internal control over financial reporting as of April 30, 2015, which reports appear in the April 30, 2015 annual report on Form 10-K of John Wiley & Sons, Inc.

/s/  KPMG LLP

Short Hills, New Jersey
June 26, 2015