Form 10-Q
period 2015-09-08
WILEY JOHN & SONS, INC.
filed 2015-09-09
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended July 31, 2015

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
YES [ ] NO [X]

The number of shares outstanding of each of the Registrant’s classes of Common Stock as of August 31, 2015 were:

Class A, par value $1.00 – 49,071,295
Class B, par value $1.00 – 9,480,027

This is the first page of a 37 page document

JOHN WILEY & SONS, INC.

INDEX

PART I	-	FINANCIAL INFORMATION	PAGE NO.

Item 1.		Financial Statements

		Condensed Consolidated Statements of Financial Position - Unaudited as of July 31, 2015 and 2014, and April 30, 2015	3

		Condensed Consolidated Statements of Income - Unaudited for the three months ended July 31, 2015 and 2014	4

		Condensed Consolidated Statements of Comprehensive (Loss) Income - Unaudited for the three months ended July 31, 2015 and 2014	5

		Condensed Consolidated Statements of Cash Flows – Unaudited for the three months ended July 31, 2015 and 2014	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-17

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-28

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	29-31

Item 4.		Controls and Procedures	31

PART II	-	OTHER INFORMATION

Item 1.		Legal Proceedings	31

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6.		Exhibits and Reports on Form 8-K	32

SIGNATURES AND CERTIFICATIONS			33-37

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands)

	July 31,		April 30,
	2015	2014	2015
	(Unaudited)	(Unaudited)
Assets:
Current Assets
Cash and cash equivalents	$369,413	$255,857	$457,441
Accounts receivable	202,570	202,770	147,183
Inventories	58,680	74,608	63,779
Prepaid and other	76,276	68,526	72,516
Total Current Assets	706,939	601,761	740,919

Product Development Assets	61,623	71,755	69,589
Technology, Property & Equipment	198,889	195,270	193,010
Intangible Assets	919,996	1,037,749	917,621
Goodwill	971,407	1,031,527	962,367
Income Tax Deposits	58,877	65,729	57,098
Other Assets	63,869	65,245	63,639
Total Assets	$2,981,600	$3,069,036	$3,004,243

Liabilities & Shareholders' Equity:
Current Liabilities
Short-term debt	$100,000	$-	$100,000
Accounts and royalties payable	142,741	148,891	161,465
Deferred revenue	281,136	290,215	372,051
Accrued employment costs	59,910	73,074	93,922
Accrued income taxes	9,605	7,388	9,484
Accrued pension liability	4,603	4,655	4,594
Other accrued liabilities	61,839	58,944	62,167
Total Current Liabilities	659,834	583,167	803,683

Long-Term Debt	750,473	788,013	650,090
Accrued Pension Liability	202,230	161,847	209,727
Deferred Income Tax Liabilities	205,004	245,830	198,947
Other Long-Term Liabilities	83,395	81,838	86,756

Shareholders’ Equity
Class A & Class B Common Stock	83,190	83,190	83,190
Additional paid-in-capital	358,761	340,766	353,018
Retained earnings	1,612,287	1,505,547	1,597,439
Accumulated other comprehensive loss	(387,918)	(191,761)	(406,633)
Treasury stock	(585,656)	(529,401)	(571,974)
Total Shareholders’ Equity	1,080,664	1,208,341	1,055,040
Total Liabilities & Shareholders' Equity	$2,981,600	$3,069,036	$3,004,243

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(In thousands except per share information)

	For The Three Months
	Ended July 31,
	2015	2014

Revenue	$422,981	$437,917

Costs and Expenses
Cost of sales	119,729	124,053
Operating and administrative expenses	242,498	251,734
Restructuring charges (credits)	3,425	(155)
Amortization of intangibles	12,420	12,655
Total Costs and Expenses	378,072	388,287

Operating Income	44,909	49,630

Interest Expense	(3,573)	(4,144)
Foreign Exchange Transaction (Loss) Gain	(80)	(165)
Interest Income and Other	664	310

Income Before Taxes	41,920	45,631
Provision For Income Taxes	9,463	11,985

Net Income	$32,457	$33,646

Earnings Per Share
Diluted	$0.55	$0.56
Basic	$0.55	$0.57

Cash Dividends Per Share
Class A Common	$0.30	$0.29
Class B Common	$0.30	$0.29

Average Shares
Diluted	59,366	59,784
Basic	58,675	58,948

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – UNAUDITED
(In thousands)

	For The Three Months
	Ended July 31,
	2015	2014

Net Income	$32,457	33,646

Other Comprehensive (Loss) Income:
Foreign currency translation adjustment	19,106	(2,858)
Unamortized retirement costs, net of tax provision of $217 and $389, respectively	(484)	1,122
Unrealized gain on interest rate swaps, net of tax provision of $55 and $145, respectively	93	266
Total Other Comprehensive Income (Loss)	18,715	(1,470)

Comprehensive Income	$51,172	32,176

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW – UNAUDITED
(In thousands)
	For The Three Months
	Ended July 31,
	2015	2014
Operating Activities
Net income	$32,457	$33,646
Adjustments to reconcile net income to cash used for operating activities:
Amortization of intangibles	12,420	12,655
Amortization of composition costs	9,650	10,094
Depreciation of technology, property and equipment	16,491	14,956
Restructuring charges (credits)	3,425	(155)
Restructuring payments	(9,022)	(8,356)
Stock-based compensation expense	3,898	3,289
Excess tax benefit from stock-based compensation	(503)	(1,732)
Royalty advances	(24,811)	(24,649)
Earned royalty advances	32,060	32,145
Other non-cash charges	14,447	13,653
Change in deferred revenue	(95,940)	(104,719)
Net change in operating assets and liabilities	(118,654)	(83,054)
Cash Used for Operating Activities	(124,082)	(102,227)
Investing Activities
Composition spending	(8,284)	(7,064)
Additions to technology, property and equipment	(22,283)	(13,964)
Acquisitions, net of cash acquired	(2,221)	(170,910)
Escrowed proceeds from sale of consumer publishing programs	-	1,100
Cash Used for Investing Activities	(32,788)	(190,838)
Financing Activities
Repayment of long-term debt	(33,717)	(219,033)
Borrowings of long-term debt	134,100	304,552
Change in book overdrafts	(5,671)	(13,206)
Cash dividends	(17,609)	(17,162)
Purchase of treasury stock	(12,723)	(12,173)
Proceeds from exercise of stock options and other	375	18,207
Excess tax benefit from stock-based compensation	503	1,732
Cash Provided by Financing Activities	65,258	62,917
Effects of Exchange Rate Changes on Cash and Cash Equivalents	3,584	(372)
Cash and Cash Equivalents
Decrease for the Period	(88,028)	(230,520)
Balance at Beginning of Period	457,441	486,377
Balance at End of Period	$369,413	$255,857
Cash Paid During the Period for:
Interest	$3,124	$3,417
Income taxes, net	$8,497	$10,354

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, results of operations, comprehensive (loss) income and cash flows for the periods presented. Operating results for the interim period are not necessarily indicative of the results expected for the full year. The Company’s first quarter financial results reflect three months of fiscal year 2016 operations and one month of fiscal year 2015 operations for the Company’s recent acquisition, CrossKnowledge Group, Ltd. (“CrossKnowledge”). Through October 31, 2014, financial results for CrossKnowledge were reported on a two-month lag, as disclosed, to facilitate accurate reporting. These financial statements should be read in conjunction with the most recent audited financial statements included in the Company’s Form 10-K for the fiscal year ended April 30, 2015.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 "Revenue from Contracts with Customers" (Topic 606) (“ASU 2014-09”), and the International Accounting Standards Board (“IASB”) published its equivalent standard, International Financial Reporting Standard (“IFRS”) 15, “Revenue from Contracts with Customers”. These joint comprehensive new revenue recognition standards will supersede most existing revenue recognition guidance and are intended to improve and converge revenue recognition and related financial reporting requirements. The standard is effective for the Company on May 1, 2018 with early adoption permitted on May 1, 2017. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “cumulative effect” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently assessing whether the adoption of the guidance will have a significant impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 "Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" (“ASU 2015-03”). The ASU requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. Previously, debt issuance costs were recognized as assets on the balance sheet. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  The standard is effective for the Company on May 1, 2016, with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements.  Although the new guidance will have no impact on the Company’s results of operations, the debt issuance costs presented as assets within the Company’s Consolidated Statement of Financial Position ($1.2 million as of July 31, 2015) will be reclassified as reductions of the related debt liability when the guidance is adopted.

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

The Company has share-based compensation plans under which employees may be granted options to purchase shares of Company common stock at the fair market value at the time of grant. In addition to stock options, the Company grants performance-based stock awards and other restricted stock awards to certain employees. The Company recognizes the grant date fair value of share-based compensation in net income on a straight-line basis over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established three years in advance. For three months ended July 31, 2015 and 2014, the Company recognized share-based compensation expense, on a pre-tax basis, of $3.9 million and $3.3 million, respectively.

The following table provides share-based compensation data for awards granted by the Company:

	For the Three Months Ended July 31,
	2015	2014
Restricted Stock:
Awards granted (in thousands)	285	294
Weighted average fair value of grant	$55.99	$59.70

Stock Options:
Awards granted (in thousands)	160	188
Weighted average fair value of grant	$14.77	$16.97

The weighted average Black-Scholes fair value assumptions for stock option grants are as follows:

	For the Three Months Ended July 31,
	2015	2014
Expected life of options (years)	7.2	7.2
Risk-free interest rate	2.1%	2.2%
Expected volatility	29.7%	30.9%
Expected dividend yield	2.1%	1.9%
Fair value of common stock on grant date	$55.99	$59.70

4.     Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by component, net of tax, for the three months ended July 31, 2015 and 2014 were as follows (in thousands):

	Foreign	Unamortized	Interest
	Currency	Retirement	Rate
	Translation	Costs	Swaps	Total

Balance at April 30, 2015	$(246,854)	$(159,434)	$(345)	$(406,633)
Other comprehensive (loss) income before reclassifications	19,106	(2,457)	(84)	16,565
Amounts reclassified from accumulated other comprehensive loss	-	1,973	177	2,150
Total other comprehensive (loss) income	19,106	(484)	93	18,715
Balance at July 31, 2015	$(227,748)	$(159,918)	$(252)	$(387,918)

	Foreign	Unamortized	Interest
	Currency	Retirement	Rate
	Translation	Costs	Swaps	Total

Balance at April 30, 2014	$(66,664)	$(123,025)	$(602)	$(190,291)
Other comprehensive (loss) income before reclassifications	(2,858)	(476)	74	(3,260)
Amounts reclassified from accumulated other comprehensive loss	-	1,598	192	1,790
Total other comprehensive (loss) income	$(2,858)	$1,122	$266	$(1,470)
Balance at July 31, 2014	$(69,522)	$(121,903)	$(336)	$(191,761)

During the three months ended July 31, 2015 and 2014, pre-tax actuarial losses included in Unamortized Retirement Costs of approximately $1.2 million and $1.9 million, respectively, were amortized from Accumulated Other Comprehensive Loss and recognized as pension expense in Operating and Administrative Expenses in the Condensed Consolidated Statements of Income.

5.     Reconciliation of Weighted Average Shares Outstanding and Share Repurchases

A reconciliation of the shares used in the computation of earnings per share follows (in thousands):
	For the Three Months Ended July 31,
	2015	2014
Weighted average shares outstanding	58,892	59,195
Less: Unearned restricted shares	(217)	(247)
Shares used for basic earnings per share	58,675	58,948
Dilutive effect of stock options and other stock awards	691	836
Shares used for diluted earnings per share	59,366	59,784

Since their inclusion in the calculation of diluted earnings per share would have been anti-dilutive, options to purchase 338,297 shares of Class A Common Stock have been excluded for the three months ended July 31, 2015. There were no options to purchase shares of Class A Common Stock excluded for the three months ended July 31, 2014. During the three months ended July 31, 2015, the Company repurchased 230,400 shares of common stock at an average price of $55.22.

6.     Acquisitions:

CrossKnowledge:

On May 1, 2014, the Company acquired CrossKnowledge Group Limited (“CrossKnowledge”) for approximately $166 million in cash, net of cash acquired. CrossKnowledge is a learning solutions provider focused on leadership and managerial skills development that offers subscription-based, digital learning solutions for global corporations, universities, and small and medium-sized enterprises. CrossKnowledge’s solutions include a variety of managerial and leadership skills assessments, courses, certifications, content and executive training programs that are delivered on a cloud-based LMS platform with over 19,000 learning objects in 17 languages. CrossKnowledge serves over five million end-users in 80 countries. The Company’s first quarter financial results reflect three months of fiscal year 2016 operations and one month of fiscal year 2015 operations for the Company’s recent acquisition, CrossKnowledge. Through October 31, 2014, financial results for CrossKnowledge were reported on a two-month lag, as disclosed, to facilitate accurate reporting.  CrossKnowledge’s revenue and operating loss included in Wiley’s results were $12.7 million and $0.4 million in the first quarter of fiscal year 2016, which includes two additional months of revenue ($8.5 million) and operating loss ($0.8 million) compared to revenue of $4.1 million and an operating loss of $0.2 million in the first quarter of fiscal year 2015.

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

The following tables summarize the pre-tax restructuring charges related to this program (in thousands):
			Cumulative
	For the Three Months		Program
	Ended July 31,		Charges to Date
	2015	2014
Charges (Credits) by Segment:
Research	$370	$(185)	$15,593
Professional Development	10	245	22,540
Education	(11)	51	3,568
Shared Services	3,056	(266)	57,702
Total	$3,425	$(155)	$99,403

Charges (Credits) by Activity:
Severance	$1,817	$641	$64,576
Process Reengineering Consulting	3,246	(145)	14,721
Other Activities	(1,638)	(651)	20,106
Total	$3,425	$(155)	$99,403

The credits reflected above within the three month period of fiscal year 2016 and 2015 reflect true-ups to the previously estimated accrued restructuring charges. Other Activities reflects leased facility consolidations, contract termination costs and the curtailment of certain defined benefit pension plans.

The following table summarizes the activity for the Restructuring and Reinvestment Program liability for the three months ended July 31, 2015 (in thousands):

				Foreign
	April 30,			Translation &	July 31,
	2015	Charges	Payments	Reclassifications	2015
Severance	$18,794	$1,817	$(5,814)	$50	$14,847
Process Reengineering Consulting	-	3,246	(1,687)	(1)	1,558
Other activities	11,859	(1,638)	(1,521)	(20)	8,680
Total	$30,653	$3,425	$(9,022)	$29	25,085

The restructuring liability for accrued Severance costs is reflected in Accrued Employment Costs in the Condensed Consolidated Statements of Financial Position while the Process reengineering consulting costs are reflected in Other Accrued Liabilities. Approximately $0.2 million and $8.5 million of the Other Activities are reflected in Other Accrued Liabilities and Other Long-Term Liabilities, respectively.

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

As part of Wiley’s restructuring and reorganization program the Company consolidated certain decentralized business functions (Sales Support, Marketing Services, etc.) into global shared service functions. These newly centralized service groups enable significant cost reduction opportunities, including efficiencies gained from standardized technology and centralized management. The cost of these functions were previously reported as direct operating expenses in each business segment but are now reported within the shared service functions and then allocated to each business segment. Prior year amounts have been restated to reflect the same reporting methodology.  The Company uses occupied square footage of space; number of employees; units shipped; specific identification/activity-based; gross profit; revenue and number of invoices to allocate shared service costs to each business segment.

Segment information is as follows (in thousands):
	For the Three Months
	Ended July 31,
	2015	2014
RESEARCH
Revenue	$237,390	$254,870

Direct Contribution to Profit	$106,813	$114,734
Allocated Shared Services and Administrative Costs:
Distribution and Operation Services	(10,179)	(11,978)
Technology and Content Management	(24,056)	(24,943)
Occupancy and Other	(7,009)	(7,854)
Contribution to Profit	$65,569	$69,959

PROFESSIONAL DEVELOPMENT
Revenue	$98,665	$92,327

Direct Contribution to Profit	$41,281	$32,912
Allocated Shared Services and Administrative Costs:
Distribution and Operation Services	(6,869)	(8,301)
Technology and Content Management	(9,804)	(10,945)
Occupancy and Other	(5,595)	(6,143)
Contribution to Profit	$19,013	$7,523

EDUCATION
Revenue	$86,926	$90,720

Direct Contribution to Profit	$23,288	$28,563
Allocated Shared Services and Administrative Costs:
Distribution and Operation Services	(3,425)	(3,332)
Technology and Content Management	(11,218)	(13,339)
Occupancy and Other	(3,944)	(3,196)
Contribution to Profit	$4,701	$8,696

Total Contribution to Profit	$89,283	$86,178
Unallocated Shared Services and Administrative Costs	(44,374)	(36,548)
Operating Income	$44,909	$49,630

The following table reflects total Shared Services and Administrative costs by function, which are allocated to business segments based on the methodologies described above:

	For the Three Months
	Ended July 31,
Total Shared Services and Administrative Costs:	2015	2014
Distribution & Operation Services	$20,473	$23,834
Technology & Content Management	60,785	61,947
Finance	12,678	13,664
Other Administration	29,481	27,400
Restructuring Charges (see Note 7)	3,056	(266)
Total	$126,473	$126,579

	For the Three Months
	Ended July 31,
Total Revenue by Product/Service:	2015	2014
Journal Revenue	$202,213	$217,751
Books and Custom Material	157,562	170,647
Online Program Management (Deltak)	20,502	16,237
Talent Solutions	25,976	17,176
Course Workflow Solutions (WileyPlus)	1,020	1,314
Other	15,708	14,792
Total	$422,981	$437,917

9.	Inventories

Inventories were as follows (in thousands):

	As of July 31,		As of April 30,
	2015	2014	2015
Finished goods	$47,887	$60,041	$52,705
Work-in-process	6,439	6,488	6,552
Paper, cloth and other	4,051	5,501	4,676
	$58,377	$72,030	63,933
Inventory value of estimated sales returns	7,087	7,520	6,555
LIFO reserve	(6,784)	(4,942)	(6,709)
Total inventories	$58,680	$74,608	$63,779

10.   Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of July 31,		As of April 30,
	2015	2014	2015
Intangible assets with indefinite lives:
Brands and trademarks	$155,254	$165,462	$152,332
Content and publishing rights	85,502	103,808	83,972
	$240,756	$269,270	$236,304

Net intangible assets with determinable lives:
Content and publishing rights	$482,967	$547,516	$482,596
Customer relationships	179,458	200,226	181,272
Brands and trademarks	16,221	19,787	16,783
Covenants not to compete	594	950	666
	$679,240	$768,479	$681,317
Total	$919,996	$1,037,749	$917,621

11.   Income Taxes

The effective tax rate for the three months ended  July 31, 2015 was 22.6% compared to 26.3% in the prior year. The decrease was principally due to a higher portion of income from lower tax jurisdictions.

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

In May 2012, as part of its routine tax audit process, the German tax authorities filed a challenge to the Company’s tax position with respect to the amortization of certain stepped-up assets. The Company filed an appeal with the local finance court in September 2014. Under German tax law, the Company must pay all contested taxes and the related interest to have the right to defend its position. The Company has made all required payments to date with total deposits paid of 48 million euros through July 31, 2015. The Company expects that it will be required to deposit additional amounts up to 10 million euros plus interest for tax returns to be filed in future periods until the issue is resolved.

In October 2014, the Company received an unfavorable decision from the local finance court and is in the process of appealing the court decision. The Company’s management and its advisors continue to believe that the Company is “more likely than not” to successfully defend that the tax treatment was proper and in accordance with German tax regulations. As such, the Company has not recorded any charges related to the loss of the step-up benefit. The Company filed its appeal in January 2015. Resolution of the appeal is expected to take 18 to 24 months from January 2015. If the Company is ultimately successful, as expected, the tax deposits will be returned with 6% simple interest, based on current German legislation. As of July 31, 2015, the USD equivalent of the deposit and accrued interest was $58.9 million, which is recorded as Income Tax Deposits on the Condensed Consolidated Statements of Financial Position. The Company records the accrued interest at 6% within the Provision for Income Taxes in the Condensed Consolidated Statements of Income.

12.	Retirement Plans

The components of net pension expense for the Company’s global defined benefit plans were as follows (in thousands):

	For the Three Months Ended July 31,
	2015	2014
Service Cost	$370	$1,553
Interest Cost	7,638	7,551
Expected Return on Plan Assets	(10,172)	(8,865)
Net Amortization of Prior Service Cost	(25)	27
Recognized Net Actuarial Loss	1,170	1,892
Settlement	1,857	-
Net Pension Expense	$838	$2,158

The settlement noted above relates to a disability payment made subject to terms of the Company’s Supplemental Executive Retirement Plan. Employer defined benefit pension plan contributions were $7.8 million and $2.7 million for the three months ended July 31, 2015 and 2014, respectively. Contributions for employer defined contribution plans were approximately $5.8 million and $6.1 million for the three months ended July 31, 2015 and 2014 respectively.

13. Debt and Available Credit Facilities

On October 31, 2014, the Company entered into a U.S. dollar facility with TD Bank, N.A. which is equally ranked with the Company’s existing agreement with Bank of America - Merrill Lynch and The Royal Bank of Scotland plc, and Santander Bank. The new agreement consists of a $50 million 364-day revolving credit facility. The facility has been fully drawn since inception. The borrowing rate is LIBOR plus an applicable margin ranging from 0.80% to 1.40%, and a facility fee will be due on any undrawn amounts ranging from 0.125% to 0.30%, both depending on the Company consolidated leverage ratio, as defined. The credit agreement contains certain restrictive covenants related to the Company’s consolidated leverage ratio and interest coverage ratio, which the Company was in compliance with as of July 31, 2015. The proceeds of the new revolving credit facility were used to pay a portion of the Company’s existing revolving credit facility and meet seasonal operating cash requirements.

On December 22, 2014, the Company entered into a new $50 million 30-day U.S. dollar revolving credit facility with Santander Bank, N.A. which is equally ranked with the Company’s existing agreement with Bank of America - Merrill Lynch and The Royal Bank of Scotland plc, and TD Bank, N.A. The facility has been fully drawn since inception. The borrowing rate is LIBOR plus a margin of 1.0%. The proceeds of the new revolving credit facility were used to pay a portion of the Company’s existing revolving credit facilities and meet seasonal operating cash requirements. On August 6, 2015, the Company amended its December 22, 2014 30-day U.S. dollar revolving credit facility reinstated every 30 days with Santander Bank, N.A. by increasing the facility to $100 million from $50 million. The additional $50 million was drawn during August and used to repay a portion of the revolving credit facility.

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

Interest Rate Contracts:

The Company had $850.4 million of variable rate loans outstanding at July 31, 2015, which approximated fair value. As of July 31, 2015 and 2014, the interest rate swap agreements maintained by the Company were designated as fully effective cash flow hedges as defined under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging”. As a result, there was no impact on the Company’s Condensed Consolidated Statements of Income for changes in the fair value of the interest rate swaps as they were fully offset by changes in the interest expense on the underlying variable rate debt instruments. Under ASC 815, fully effective derivative instruments that are designated as cash flow hedges have changes in their fair value recorded initially within Accumulated Other Comprehensive Loss in the Condensed Consolidated Statements of Financial Position. As interest expense is recognized based on the variable rate loan agreements, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated Other Comprehensive Loss to Interest Expense in the Condensed Consolidated Statements of Income. It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.

On August 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.65% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a two-year period ending August 15, 2016. As of July 31, 2015, the notional amount of the interest rate swap was $150.0 million.

On January 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.47% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a two-year period ending January 15, 2016. As of July 31, 2015, the notional amount of the interest rate swap was $150.0 million.

On March 30, 2012, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, which expired on March 31, 2015, the Company paid a fixed rate of 0.645% and received a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which was reset every month for a three-year period ending March 31, 2015. As of July 31, 2014, the notional amount of the interest rate swap was $150.0 million.

The Company records the fair value of its interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of July 31, 2015 and 2014 and April 30, 2015 was a deferred loss of $0.5 million, $0.6 million, and $0.6 million, respectively. Based on the maturity dates of the contracts, approximately $0.2 million, $0.5 million and $0.2 million of the deferred losses as of July 31, 2015, 2014 and April 30, 2015 were recorded in Other Accrued Liabilities, respectively, with the remaining deferred losses in each period of $0.3 million, $0.1 million and $0.4 million recorded in Other Long-Term Liabilities, respectively. The pre-tax losses that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the three months ended July 31, 2015 and 2014 were $0.3 million.

Foreign Currency Contracts:

The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Gains (Losses) in the Condensed Consolidated Statements of Income, and carried at their fair value in the Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Gains (Losses). The Company did not maintain any open forward contracts as of July 31, 2015 or April 30, 2015. As of July 31, 2014, the total notional amount of the open forward contract in U.S. Dollars was $105.3 million. During the first three months of fiscal years 2015 and 2014, the Company did not designate any forward contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities.

As of July 31, 2014, the fair value of the open forward exchange contract was a loss of approximately $4.0 million and recorded within Other Accrued Liabilities, in the Condensed Consolidated Statements of Financial Position. The fair values were measured on a recurring basis using Level 2 inputs. For the three months ended July 31, 2014 the loss recognized on the forward contract was $4.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – FIRST QUARTER ENDED JULY 31, 2015

Throughout this report, references to variances “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses. Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location. For the first quarters of fiscal years 2016 and 2015, the average exchange rates to convert British pounds sterling to U.S. dollars were 1.55 and 1.69, respectively; the average exchange rates to convert euros into U.S. dollars were 1.11 and 1.36, respectively; and the average exchange rates to convert Australian dollars to U.S. dollars were 0.77 and 0.94, respectively. Unless otherwise noted, all variance explanations below are on a currency neutral basis.

Revenue:

Revenue for the first quarter of fiscal year 2016 decreased 3% to $423.0 million, or increased 2% excluding the unfavorable impact of foreign exchange. The increase reflected two additional months of revenue in the current year from the CrossKnowledge acquisition ($9 million); growth in Online Test Preparation and Certification ($2 million);  Custom Education products ($3 million); Online Program Management revenue (Deltak) ($4 million); partially offset by lower print book revenue ($10 million ) and other ($3 million), mainly lower licensing revenue.

Cost of Sales and Gross Profit:

Cost of sales for the first quarter of fiscal year 2016 decreased 3% to $119.7 million, or increased 1% excluding favorable foreign exchange.  Two additional months of costs from the CrossKnowledge acquisition ($2 million); higher royalties due to mix ($2 million) and inventory obsolescence provisions ($1 million) were offset by lower print volume ($3 million) and savings from outsourcing and procurement initiatives ($1 million).

Gross profit for the first quarter of fiscal year 2016 of  71.7% was on par with the prior year. Growth in higher margin digital revenue was offset by higher print inventory provisions.

Operating and Administrative Expenses:

Operating and administrative expenses for the first quarter of fiscal year 2016 decreased 4% to $242.5 million, or 1% excluding the favorable impact of foreign exchange. The decrease was mainly driven by restructuring and other cost savings over prior year ($11 million) and other ($2 million), mainly lower bad debt reserves partially offset by Online Program Management growth ($6 million); CrossKnowledge acquisition ($8 million) and increased technology investments in the Company’s Enterprise Resource Systems ($2 million).

Restructuring Charges:

In the first quarter of fiscal year 2016,  the Company recorded pre-tax restructuring charges of $3.4 million ($0.03 per share) which is described in more detail below.

The following table summarizes the pre-tax restructuring charges related to this program, which are reflected in Restructuring Charges (Credits) in the Condensed Consolidated Statements of Income (in thousands):

			Cumulative
	For the Three Months		Program Charges
	Ended July 31,		Incurred to Date
	2015	2014
Charges (Credits) by Segment:
Research	$370	$(185)	$15,593
Professional Development	10	245	22,540
Education	(11)	51	3,568
Shared Services	3,056	(266)	57,702
Total	$3,425	$(155)	$99,403

Charges (Credits) by Activity:
Severance	$1,817	$641	$64,576
Process Reengineering Consulting	3,246	(145)	14,721
Other Activities	(1,638)	(651)	20,106
Total	$3,425	$(155)	$99,403

The credits above reflect true-ups to the previously estimated accrued restructuring charges. The cumulative charge recorded to-date related to the Restructuring and Reinvestment program of $99.4 million is expected to be fully recovered by the end of fiscal year 2016.

Amortization of Intangibles:

Amortization of intangibles decreased $0.2 million to $12.4 million in the first quarter of fiscal year 2016 mainly due to the effect of foreign exchange.

Interest Expense/Income, Foreign Exchange and Other:

Interest expense for the first quarter of fiscal year 2016 decreased $0.6 million to $3.6 million mainly due to a decrease in the Company’s average borrowing rate from 1.9% to 1.8%.

Provision for Income Taxes:

The effective tax rate for the first quarter of fiscal year 2016 was 22.6% compared to 26.3% in the prior year.  The decrease was principally due to a higher proportion of income from lower tax jurisdictions.

Earnings Per Share:

Earnings per diluted share for the first quarter of fiscal year 2016 decreased $0.01 per share to $0.55 per share or increased $0.03 per share excluding a $0.04 per share unfavorable impact of foreign exchange. The improvement in currency neutral EPS was mainly due to revenue growth, employment and occupancy cost savings from the Company’s restructuring initiatives and lower tax expense partially offset by investment in Online Program Management (Deltak) and the Company’s Enterprise Resource Systems.

FIRST QUARTER SEGMENT RESULTS

As part of Wiley’s restructuring and reorganization program the Company consolidated certain decentralized business functions (Sales Support, Marketing Services, etc.) into global shared service functions. These newly centralized service groups enable significant cost reduction opportunities, including efficiencies gained from standardized technology and centralized management. The cost of these functions were previously reported as direct operating expenses in each business segment but are now reported within the shared service functions and then allocated to each business segment. In addition, the Company modified its Research segment product/service revenue categories. Prior year amounts have been restated to reflect the same reporting methodology.

	For the Three Months
	Ended July 31,			% change
RESEARCH	2015	2014	% change	w/o FX (a)
Revenue:
Journal Revenue:
Journal Subscriptions	$157,208	$168,824	-7%	-1%
Author-Funded Access	5,692	5,429	5%	14%
Licensing, Reprints, Backfiles, and Other	39,313	43,498	-10%	-2%
Total Journal Revenue	$202,213	$217,751	-7%	-1%

Books and References:
Print Books	23,495	25,001	-6%	-1%
Digital Books	8,787	9,256	-5%	1%
Licensing and Other	2,895	2,862	1%	8%
Total Books and References Revenue	$35,177	$37,119	-5%	0%

Total Revenue	$237,390	$254,870	-7%	0%

Cost of Sales	(66,082)	(68,995)	-4%	2%

Gross Profit	171,308	$185,875	-8%	-1%
Gross Profit Margin	72.2%	72.9%

Direct Expenses	(57,292)	(63,965)	-10%	-3%
Amortization of Intangibles	(6,833)	(7,361)	-7%	-2%
Restructuring (Charge) Credit (see Note 7)	(370)	185

Direct Contribution to Profit	$106,813	$114,734	-7%	0%
Direct Contribution Margin	45.0%	45.0%

Shared Services and Administrative Costs:
Distribution and Operational Services	(10,179)	(11,978)	-15%	-9%
Technology and Content Management	(24,056)	(24,943)	-4%	0%
Occupancy and Other	(7,009)	(7,854)	-11%	-4%

Contribution to Profit	$65,569	$69,959	-6%	1%
Contribution Margin	27.6%	27.4%

(a) Adjusted to exclude the fiscal year 2016 and 2015 Restructuring (Charges) Credits

Revenue:

Research revenue for the first quarter of fiscal year 2016 decreased 7% to $237.4 million, or was on-par with the prior year period excluding the unfavorable impact of foreign exchange.

The decline in Journal Revenue reflected lower subscriptions revenue mainly driven by the trailing effects of the Swets bankruptcy. As previously disclosed, Swets Information Services, a global library subscription agent based in Amsterdam, declared bankruptcy in late September 2014. The impact to fiscal year 2016 journal subscription revenue is expected to be on the order of $3 million. Continued growth in Author-Funded Access, which represents article publication fees that provide for free access to author articles grew $0.8 million offset by lower revenue from the sale of journal reprints and backfiles.  As of July 31, 2015, calendar year 2015 journal subscription renewals were 0.4% higher than calendar year 2014 billings on a constant currency basis with 98% of targeted business closed.

As previously announced, Wiley is moving to time-based digital journal subscription agreements for calendar year 2016.  The change will shift roughly $35 million of revenue and $0.35 of EPS from fiscal year 2016 to fiscal year 2017, with recurring effect annually thereafter.  The change will not impact free cash flow.

Print Books declined 1% to $23.5 million and Digital Books increased 1% to $8.8 million on a currency neutral basis. The increase in Licensing and Other mainly reflects growth from the licensing of intellectual property rights.

Revenue by Region is as follows (in millions):
	For the Three Months
	Ended July 31,		% of	% change
	2015	2014	Revenue	w/o FX
Revenue by Region
Americas	$95.5	$98.1	40%	-1%
EMEA	130.0	144.4	55%	-3%
Asia-Pacific	11.9	12.4	5%	10%
Total Revenue	$237.4	$254.9	100%	-1%

Cost of Sales:

Cost of sales for the first quarter of fiscal year 2016 decreased 4% to $66.1 million, or increased 2% excluding the favorable impact of foreign exchange mainly due to higher inventory provisions.

Gross Profit:

Gross Profit Margin for the first quarter of fiscal year 2016 of 72.2% was 70 basis points lower than prior year mainly due higher print inventory obsolescence provisions.

Direct Expenses and Amortization:

Direct Expenses for the first quarter of fiscal year 2016 decreased 10% to $57.3 million, or  3% excluding the favorable impact of foreign exchange. The decrease was mainly driven by lower editorial costs ($1 million) and the curtailment of a Company pension plan ($1 million). Amortization of Intangibles of  $6.8 million was essentially flat excluding the favorable impact of foreign exchange.

Contribution to Profit:

Contribution to Profit for the first quarter of fiscal year 2016 decreased 6% to $65.6 million, or increased 1% excluding the current and prior year Restructuring (Charges) Credits and the unfavorable impact of foreign exchange. The increase was principally driven by lower Direct Expenses and Shared Service and Administrative costs partially offset by higher print inventory provisions. Contribution Margin increased 20 basis points to 27.6%.

Society Partnerships
•	4 new society journals were signed during the quarter with combined annual revenue of approximately $12 million
•	18 renewals/extensions were signed with approximately $20 million in combined annual revenue
•	4 journals were not renewed with combined annual revenue of approximately $2 million

	For the Three Months
	Ended July 31,			% change
PROFESSIONAL DEVELOPMENT (PD):	2015	2014	% change	w/o FX (a)
Revenue:
Knowledge Services:
Print Books	$48,712	$52,863	-8%	-5%
Digital Books	10,633	10,854	-2%	-1%
Online Test Preparation and Certification	7,906	5,662	40%	40%
Other Knowledge Service Revenue	5,438	5,772	-6%	-4%
	72,689	75,151	-3%	-1%
Talent Solutions:
Assessment	13,227	13,122	1%	1%
Corporate Learning (see Note below)	12,749	4,054	214%	234%
	25,976	17,176	51%	56%

Total Revenue	$98,665	$92,327	7%	10%

Cost of Sales	(26,789)	(27,025)	-1%	1%

Gross Profit	$71,876	$65,302	10%	13%
Gross Profit Margin	72.8%	70.7%

Direct Expenses	(27,380)	(29,235)	-6%	-2%
Amortization of Intangibles	(3,205)	(2,910)	10%	10%
Restructuring (Charge) Credit (see Note 7)	(10)	(245)

Direct Contribution to Profit	$41,281	$32,912	25%	28%
Direct Contribution Margin	41.8%	35.6%

Shared Services and Administrative Costs:
Distribution and Operational Services	(6,869)	(8,301)	-17%	-12%
Technology and Content Management	(9,804)	(10,945)	-10%	-9%
Occupancy and Other	(5,595)	(6,143)	-9%	-6%

Contribution to Profit	$19,013	$7,523	153%	147%
Contribution Margin	19.3%	8.1%

(a) Adjusted to exclude the fiscal year 2016 and 2015 Restructuring (Charges) Credits

Note: The Company’s first quarter financial results within Corporate Learning reflect three months of fiscal year 2016 operations and one month of fiscal year 2015 operations for the Company’s recent acquisition, CrossKnowledge. Through October 31, 2014, financial results for CrossKnowledge were reported on a two-month lag, as disclosed, to facilitate accurate reporting.

Revenue:

PD revenue for the first quarter of fiscal year 2016 increased 7% to $98.7 million, or 10% excluding the unfavorable impact of foreign exchange. The increase includes two months of additional revenue from the Company’s acquisition of CrossKnowledge ($9 million). Excluding the additional two months, PD revenue grew 1% to $90.2 million on a currency neutral basis.

Knowledge Services revenue declined 3% to $72.7 million, or 1% excluding the unfavorable impact of foreign exchange. Growth in Online Test Preparation and Certification due to proprietary sales of the Company’s GMAT and CFA products was more than offset by lower print book revenue which declined by 5% compared to prior year on a currency neutral basis.

Revenue from Talent Solutions increased 51% or 56% excluding the unfavorable impact of foreign exchange. Revenue from the Company’s recently acquired corporate learning company, CrossKnowledge, increased $9.5 million on a currency neutral basis. The increase was due to two additional reported months of revenue over fiscal year 2015 ($8.5 million) and revenue growth ($1.0 million) excluding a $0.8 million negative foreign exchange impact. Growth in EMEA region revenue presented below was principally due to CrossKnowledge.

Revenue by Region is as follows (in millions):
	For the Three Months
	Ended July 31,		% of	% change
	2015	2014	Revenue	w/o FX
Revenue by Region:
Americas	$71.1	$70.5	72%	1%
EMEA	22.0	16.3	22%	46%
Asia-Pacific	5.6	5.5	6%	12%
Total Revenue	$98.7	$92.3	100%	10%

Cost of Sales:

Cost of Sales for the first quarter of fiscal year 2016 decreased 1% to $26.8 million, or increased 1% excluding the favorable impact of foreign exchange. The impact of costs from two additional months reported for CrossKnowledge ($2 million) and higher royalties due to mix ($1 million) were partially offset by higher margin digital revenue ($1 million) and lower royalty advance provisions ($1 million).

Gross Profit:

Gross Profit Margin increased by 210 basis point to 72.8% in the first quarter of fiscal year 2016. The improvement was mainly driven by two additional months of CrossKnowledge operations (100 basis points (bps)); lower cost digital products (120bps) and lower royalty advance provisions (120bps) partially offset by higher royalties due to mix (130bps).

Direct Expenses and Amortization:

Direct Expenses for the first quarter of fiscal year 2016 decreased 6% to $27.4 million, or 2% excluding the favorable impact of foreign exchange. The reduction was driven by efficiency gains from restructuring ($6 million) and lower consulting fees ($1 million) partially offset by costs from the Company’s recently acquired corporate learning company, CrossKnowledge ($6 million).  Two months of additional reported results over fiscal year 2015 ($5 million) and growth ($1 million) contributed to the increase in CrossKnowledge direct expenses.  Amortization of Intangibles of $3.2 million was about flat to the prior year.

Contribution to Profit:

Contribution to Profit increased $11.7 million to $19.0 million in the first quarter of fiscal year 2016.  The improvement was mainly driven by efficiency gains from restructuring and gross margin improvement. Contribution Margin increased from 8.1% to 19.3% in the first quarter of fiscal year 2016.

	For the Three Months
	Ended July 31,			% change
EDUCATION:	2015	2014	% change	w/o FX (a)
Revenue:
Books:
Print Textbooks	$34,544	$44,535	-22%	-17%
Digital Books	5,754	5,704	1%	6%
	40,298	50,239	-20%	-15%

Custom Materials	22,743	19,572	16%	16%

Course Workflow Solutions (WileyPLUS)	1,020	1,314	-22%	-7%

Online Program Management (Deltak)	20,502	16,237	26%	26%

Other Education Revenue	2,363	3,358	-30%	-30%

Total Revenue	$86,926	$90,720	-4%	-1%

Cost of Sales	(26,858)	(28,033)	-4%	-2%

Gross Profit	60,068	62,687	-4%	-1%
Gross Profit Margin	69.1%	69.1%

Direct Expenses	(34,409)	(31,691)	9%	11%
Amortization of Intangibles	(2,382)	(2,382)	0%	0%
Restructuring (Charge) Credit (see Note 7)	11	(51)

Direct Contribution to Profit	$23,288	$28,563	-18%	-14%
Direct Contribution Margin	26.8%	31.5%

Shared Service Costs:
Distribution and Operational Services	(3,425)	(3,332)	3%	9%
Technology and Content Management	(11,218)	(13,339)	-16%	-14%
Occupancy and Other	(3,944)	(3,196)	23%	27%

Contribution to Profit	$4,701	$8,696	-46%	-37%
Contribution Margin	5.4%	9.6%

(a) Adjusted to exclude the fiscal year 2016 and 2015 Restructuring Charges (Credits).

Education revenue for the first quarter of fiscal year 2016 decreased 4% to $86.9 million, or 1% excluding the unfavorable impact of foreign exchange. Print textbooks decreased 17% on a currency neutral basis due to the continued shift of student demand toward alternative formats and further declines in student enrollment at for-profit institutions. Digital books grew 6% to $5.8 million on a currency neutral basis. Custom Materials increased 16% to $22.7 million. Course Workflow Solutions (WileyPlus) was flat for the seasonally low period, as expected. Sales of Course Workflow Solutions are deferred and earned ratably over the school semester.  Unearned deferred WileyPlus revenue as of July 31, 2015 was $17.6 million.

Revenue from Online Program Management (Deltak) grew 26% to $20.5 million reflecting an increase in online programs generating revenue.  As of July 31, 2015, Deltak had 38 university partners and 210 programs under contract compared to 200 programs as of April 30 2015, representing a 17% increase since July 31, 2014. Revenue generating programs increased 26% to 166 programs since July 31, 2014.

Other Education Revenue decreased $1.0 million to $2.4 million principally due to lower revenue from the licensing of intellectual property, principally textbook content.

Revenue by Region is as follows (in millions):
	For the Three Months
	Ended July 31,		% of	% change
	2015	2014	Revenue	w/o FX
Revenue by Region:
Americas	$72.1	$73.6	83%	-1%
EMEA	3.9	4.4	4%	-6%
Asia-Pacific	10.9	12.7	13%	-1%
Total Revenue	$86.9	$90.7	100%	-1%

The reduction in revenue from Asia-Pacific was principally due to the weakening of the Australian dollar against the U.S dollar by approximately 17%.

Cost of Sales:

Cost of Sales for the first quarter of fiscal year 2016 decreased 4% to $26.9 million, 2% excluding favorable foreign exchange. Lower costs due to lower print volume ($2 million) and savings from procurement initiatives ($1 million) were partially offset by higher inventory obsolescence provisions ($1 million) and higher student recruitment costs in Online Program Management (Deltak) due to growth in new programs ($1 million).

Gross Profit:

Gross Profit Margin for the first quarter of fiscal year 2016 of 69.1% was on-par with prior year reflecting savings from procurement initiatives (110bps) offset by higher inventory provisions (110bps).

Direct Expenses and Amortization:

Direct Expenses increased 9% to $34.4 million, 11% excluding favorable foreign exchange. The increase was mainly driven by investments in Online Program Management (Deltak) programs ($5 million), partially offset by lower bad debt provisions ($1 million) and efficiency gains from restructuring ($1 million). Amortization of Intangibles was flat to prior year.

Contribution to Profit

Contribution to Profit for the first quarter of fiscal year 2016 decreased $4.0 million to $4.7 million, $3.2 million excluding the unfavorable impact of foreign exchange. The decrease was mainly due to lower revenue principally from Print Textbooks and higher investment in Online Program Management ($2 million) partially offset by efficiency gains from restructuring ($2 million). Contribution Margin was 5.4% for the current quarter compared to 9.6% in the prior year period.

SHARED SERVICES AND ADMINISTRATIVE COSTS:

As part of Wiley’s restructuring and reorganization program, during the first quarter of fiscal year 2015, the Company consolidated certain decentralized business functions (Content Management, Vendor Procurement Services, Marketing Services, etc.) into Shared Service and Administrative functions. These newly centralized service groups are part of the Company’s plan to reduce costs through efficiencies gained from standardized technology and centralized management. The cost of these functions were previously reported as direct operating expenses in each business segment but will now be reported within the shared service functions and allocated to each business segment. Prior year amounts have been restated to reflect the same reporting methodology. The Company uses occupied square footage of space; number of employees; units shipped; specific identification/activity-based; gross profit; revenue and number of invoices to allocate shared service costs to each business segment.

	For the Three Months
	Ended July 31,			% change
	2015	2014	% change	w/o FX (a)

Distribution and Operation Services	$20,473	$23,834	-14%	-9%
Technology and Content Management	60,785	61,947	-2%	2%
Finance	12,678	13,664	-7%	-2%
Other Administration	29,481	27,400	8%	12%
Restructuring Charge (Credit) (see Note 7)	3,056	(266)
Total	$126,473	$126,579	0%	2%

(a) Adjusted to exclude the fiscal year 2016 and 2015 Restructuring Charges (Credits)

Shared Services and Administrative Costs for the first quarter of fiscal year 2016 were flat to the prior year period or increased 2% on a currency neutral basis and excluding the current and prior year Restructuring Charges (Credits). Lower Distribution and Operation Service costs reflected efficiency gains ($2 million) principally due to the outsourcing of distribution services. On a currency neutral basis, Technology and Content Management increased mainly due to incremental investments in the Company’s Enterprise Resource Systems ($2 million) and two additional months of reported costs associated with CrossKnowledge ($1 million) partially offset by efficiency gains from restructuring.  Other Administration costs increased mainly due to employment related costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Cash and Cash Equivalents balance was $369.4 million at the end of the first quarter of fiscal year 2016, compared with $255.9 million a year earlier. Cash Used for Operating Activities in the first quarter of fiscal year 2016 increased $21.9 million over the first quarter of fiscal year 2015 to $124.1 million principally due to changes in operating assets and liabilities ($36 million) partially offset by higher cash earnings. The higher use of cash from other operating assets and liabilities was mainly driven by the timing of vendor payments ($23 million), lower collections from trade  receivables ($13 million) due primarily to improved cash collections in the prior year which have been maintained, and increased pension plan contributions ($5 million), partially offset by lower incentive compensation payments ($11 million).

Cash Used for Investing Activities for the first quarter of fiscal year 2016 was $32.8 million compared to $190.8 million in the prior year.  The first quarter of fiscal year 2015 includes the acquisition of CrossKnowledge for approximately $166 million in cash, net of cash acquired.  The acquisition was funded through the use of the existing credit facilities and available cash and did not have an impact on the Company’s ability to meet other operating, investing and financing needs.  During the first quarter of fiscal year 2015, the Company received $1.1 million of escrow proceeds from the sale of certain consumer publishing assets in fiscal year 2013 which represents the final amounts due to the Company from the sale of those assets.

Composition spending was $8.3 million in the first quarter of fiscal year 2016 compared to $7.1 million in the prior year.   Cash used for technology, property and equipment was $22.3 million in the first quarter of fiscal year 2016, an increase over the prior year period of $8.3 million mainly reflecting investment in the Company’s enterprise resource systems ($4 million) and other technology infrastructure to support business growth and gain operating efficiencies.

Cash Provided by Financing Activities was $65.3 million in the first quarter of fiscal year 2016, as compared to $62.9 million in the prior year. The Company’s net debt (debt less cash and cash equivalents) decreased $51.1 million from the prior year. During the first quarter of fiscal year 2016, net debt borrowings were $100.4 million compared to $85.5 million in the prior year. On August 6, 2015, the Company amended its December 22, 2014 30-day U.S. dollar revolving credit facility reinstated every 30 days with Santander Bank, N.A. by increasing the facility to $100 million from $50 million. The additional $50 million was drawn during August and used to repay a portion of the revolving credit facility. The total notional amount of the interest rate swap agreements associated with the Company’s revolving credit facility was $300 million as of July 31, 2015.

In the first quarter of fiscal year 2016, the Company repurchased 230,400 shares of common stock at an average price of $55.22 compared to 200,492 shares at an average price of $60.72 in the prior year.  In fiscal year 2016, the Company increased its quarterly dividend to shareholders by 3% to $0.30 per share versus $0.29 per share in the prior year.  Lower proceeds from the exercise of stock options mainly reflected lower stock option exercises in the first three months of fiscal year 2016 compared to the prior year.

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

Cash and Cash Equivalents held outside the U.S. were approximately $350.2 million as of July 31, 2015. The balances in equivalent U.S. dollar were comprised primarily of pound sterling ($195.7 million), euros ($68.4 million), and Australian dollars ($41.6 million), Singapore dollars ($12.8 million), U.S. dollars ($9.3 million) and other ($22.4 million). Maintenance of these cash and cash equivalent balances outside the U.S. does not have a material impact on the liquidity or capital resources of the Company’s global, including U.S., operations.  Cash and cash equivalent balances outside the U.S. may be subject to U.S. taxation, if repatriated. The Company intends to reinvest cash outside the U.S. except in instances where repatriating such earnings would result in no additional income tax.  Accordingly, the Company has not accrued for U.S. income tax on the repatriation of non-U.S. earnings.  It is not practical to determine the U.S. income tax liability that would be payable if such cash and cash equivalents were not indefinitely reinvested.

As of July 31, 2015, the Company had approximately $850 million of debt outstanding and approximately $197 million of unused borrowing capacity under its Revolving Credit and other facilities.  The Company believes that its operating cash flow, together with its revolving credit facilities and other available debt financing, will be adequate to meet its operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair its ability to access these markets on terms commercially acceptable.  The Company does not have any off-balance-sheet debt.

The Company’s working capital can be negative due to the seasonality of its businesses. The primary driver of the negative working capital is unearned deferred revenue related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by the Company for a number of purposes including acquisitions; debt repayments; funding operations; dividend payments; and purchasing treasury shares. The deferred revenue will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of July 31, 2015 include $281.1 million of such deferred subscription revenue for which cash was collected in advance.

Projected capital spending for Technology, Property and Equipment and Composition for fiscal year 2016 is forecast to be approximately $110 million and $38 million, respectively.  Fiscal year 2016 Technology, Property and Equipment spending includes approximately $35 related to new enterprise resource systems to enable future operating efficiency gains and spending to transform the Company’s Hoboken headquarters to enable consolidation and productivity gains.  Projected spending for author advances, which is classified as an operating activity, for fiscal year 2016 is forecast to be approximately $100 million.

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

Interest Rates

The Company had $850.4 million of variable rate loans outstanding at July 31, 2015, which approximated fair value.

On August 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.65% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a two-year period ending August 15, 2016. As of July 31, 2015, the notional amount of the interest rate swap was $150.0 million.

On January 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.47% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a two-year period ending January 15, 2016. As of July 31, 2015, the notional amount of the interest rate swap was $150.0 million.

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

It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.  During the three months ended July 31, 2015, the Company recognized loss on its hedge contracts of approximately $0.3 million, which is reflected in Interest Expense in the Condensed Consolidated Statements of Income.  At July 31, 2015, the fair value of the outstanding interest rate swaps was a deferred loss of $0.5 million. Based on the maturity dates of the contracts approximately $0.2 million and $0.3 million of the deferred loss was recorded in Other Accrued Liabilities and Other Long-term Liabilities, respectively. On an annual basis, a hypothetical one percent change in interest rates for the $550.0 million of unhedged variable rate debt as of July 31, 2015 would affect net income and cash flow by approximately $3.4 million.

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

The Company’s significant investments in non-US businesses are exposed to foreign currency risk.  Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment.  During the three months ended July 31, 2015, the Company recorded foreign currency translation losses in Other Comprehensive Income of approximately $19.1 million, primarily as a result of the strengthening of the U.S. dollar relative to the British pound sterling and the euro for the three month period.

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

The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Gains and Losses on the Condensed Consolidated Statements of Income, and carried at their fair value on the Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Gains and Losses. The Company did not maintain any open forward contracts as of July 31, 2015.  During the three months ended July 31, 2015, the Company did not designate any forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities.

Sales Return Reserves

The estimated allowance for print book sales returns is based upon historical return patterns, as well as current market trends in the businesses in which we operate. Associated with the estimated sales return reserves, the Company also includes a related reduction in inventory and royalty costs as a result of the expected returns.

Net print book sales return reserves amounted to $31.4 million, $33.2 million and $25.3 million as of July 31, 2015 and 2014, and April 30, 2015, respectively. The reserves are reflected in the following accounts of the Condensed Consolidated Statements of Financial Position – increase (decrease):

	July 31, 2015	July 31, 2014	April 30, 2015
Accounts Receivable	$(45,167)	$(46,646)	$(37,300)
Inventories	7,087	7,520	6,555
Accounts and Royalties Payable	(6,649)	(5,894)	(5,405)
Decrease in Net Assets	$(31,431)	$(33,232)	$(25,340)

A one percent change in the estimated sales return rate could affect net income by approximately $2.3 million. A change in the pattern or trends in returns could affect the estimated allowance.

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

The Company’s book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 9% of total annual consolidated revenue and 15% of accounts receivable at July 31, 2015, the top 10 book customers account for approximately 21% of total annual consolidated revenue and approximately 41% of accounts receivable at July 31, 2015.

The European Union, Canada and United States have imposed sanctions on business relationships with Iran, including restrictions on financial transactions and prohibitions on direct and indirect trading with listed “designated persons.”  In the first quarter of fiscal year 2016, the Company recorded revenue and net profits of approximately $0.1 million and $0.03 million, respectively, related to the sale of scientific and medical content to certain publicly funded universities, hospitals and institutions that meet the definition of the “Government of Iran” as defined under section 560.304 of title 31, Code of Federal Regulations.  The Company has assessed its business relationship and transactions with Iran and believes it is in compliance with the regulations governing the sanctions. The Company intends to continue in these or similar sales as long as they continue to be consistent with all applicable sanction-related regulations.

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

There were no changes in the Company’s internal controls over financial reporting during the first quarter of fiscal year 2016 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no significant developments related to legal proceedings during the first quarter of fiscal year 2016. For information regarding legal proceedings, see the Company’s Form 10-K for the fiscal year ended April 30, 2015 Note 16 Commitment and Contingencies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal year 2016, the Company made the following purchases of Class A Common Stock under its stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program
May 2015	-	-	-	2,179,120
June 2015	76,537	55.82	76,537	2,102,583
July 2015	153,863	54.93	153,863	1,948,720
Total	230,400	55.22	230,400

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

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

32.2 – 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

101.INS – XBRL Instance Document*

101.SCH – XBRL Taxonomy Extension Schema Document*

101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB – XBRL Taxonomy Extension Label Linkbase Document*

101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF – XBRL Taxonomy Extension Definition Linkbase Document*

(b)	The following reports on Form 8-K were submitted to the Securities and Exchange Commission since the filing of the Company’s 10-K on June 26, 2015:

i.	Earnings release on the first quarter fiscal year 2016 results issued on Form 8-K dated September 9, 2015 which included the condensed financial statements of the Company.

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

Dated: September 9, 2015