Form 10-Q
period 2015-12-02
WILEY JOHN & SONS, INC.
filed 2015-12-10
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended October 31, 2015

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
YES [ ] NO [X]

The number of shares outstanding of each of the Registrant’s classes of Common Stock as of November 30, 2015 were:

Class A, par value $1.00 – 48,586,722
Class B, par value $1.00 – 9,479,628

This is the first page of a 46 page document

JOHN WILEY & SONS, INC.

INDEX

PART I	-	FINANCIAL INFORMATION	PAGE NO.

Item 1.		Financial Statements

		Condensed Consolidated Statements of Financial Position - Unaudited as of October 31, 2015 and 2014, and April 30, 2015	3

		Condensed Consolidated Statements of Income - Unaudited for the three and six months ended October 31, 2015 and 2014	4

		Condensed Consolidated Statements of Comprehensive Income (Loss) - Unaudited for the three and six months ended October 31, 2015 and 2014	5

		Condensed Consolidated Statements of Cash Flows – Unaudited for the six months ended October 31, 2015 and 2014	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-17

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-37

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	38-40

Item 4.		Controls and Procedures	40

PART II	-	OTHER INFORMATION

Item 1.		Legal Proceedings	40

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6.		Exhibits and Reports on Form 8-K	42

SIGNATURES AND CERTIFICATIONS			43-46

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands)

	October 31,		April 30,
	2015	2014	2015
	(Unaudited)	(Unaudited)
Assets:
Current Assets
Cash and cash equivalents	$308,235	$198,912	$457,441
Accounts receivable	183,447	204,424	147,183
Inventories	58,154	70,941	63,779
Prepaid and other	68,951	66,233	72,516
Total Current Assets	618,787	540,510	740,919

Product Development Assets	55,432	58,851	69,589
Technology, Property & Equipment	205,362	190,811	193,010
Intangible Assets	915,174	992,618	917,621
Goodwill	965,571	1,003,290	962,367
Income Tax Deposits	59,810	64,036	57,098
Other Assets	62,691	62,659	63,639
Total Assets	$2,882,827	$2,912,775	$3,004,243

Liabilities & Shareholders' Equity:
Current Liabilities
Short-term debt	$150,000	$50,000	$100,000
Accounts and royalties payable	161,282	180,033	161,465
Deferred revenue	150,716	163,902	372,051
Accrued employment costs	61,790	66,737	93,922
Accrued income taxes	9,654	10,127	9,484
Accrued pension liability	4,602	4,625	4,594
Other accrued liabilities	55,355	52,976	62,167
Total Current Liabilities	593,399	528,400	803,683

Long-Term Debt	739,051	749,513	650,090
Accrued Pension Liability	196,094	155,497	209,727
Deferred Income Tax Liabilities	203,499	234,685	198,947
Other Long-Term Liabilities	83,111	82,278	86,756

Shareholders’ Equity
Class A & Class B Common Stock	83,190	83,190	83,190
Additional paid-in-capital	361,567	345,082	353,018
Retained earnings	1,638,324	1,542,082	1,597,439
Accumulated other comprehensive loss	(399,367)	(250,490)	(406,633)
Treasury stock	(616,041)	(557,462)	(571,974)
Total Shareholders’ Equity	1,067,673	1,162,402	1,055,040
Total Liabilities & Shareholders' Equity	$2,882,827	$2,912,775	$3,004,243

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(In thousands except per share information)

	For The Three Months		For The Six Months
	Ended October 31,		Ended October 31,
	2015	2014	2015	2014

Revenue	$433,362	$476,972	$856,343	$914,889

Costs and Expenses
Cost of sales	116,764	134,541	236,493	258,594
Operating and administrative expenses	239,987	253,328	482,485	505,062
Restructuring charges (credits)	3,694	-	7,119	(155)
Amortization of intangibles	12,652	13,099	25,072	25,754
Total Costs and Expenses	373,097	400,968	751,169	789,255

Operating Income	60,265	76,004	105,174	125,634

Interest Expense	(4,324)	(4,506)	(7,897)	(8,650)
Foreign Exchange Transaction Gain (Loss)	38	210	(42)	45
Interest Income and Other	644	1,108	1,308	1,418

Income Before Taxes	56,623	72,816	98,543	118,447
Provision For Income Taxes	13,023	19,039	22,486	31,024

Net Income	$43,600	$53,777	$76,057	$87,423

Earnings Per Share
Diluted	$0.74	$0.90	$1.29	$1.46
Basic	$0.75	$0.91	$1.30	$1.48

Cash Dividends Per Share
Class A Common	$0.30	$0.29	$0.60	$0.58
Class B Common	$0.30	$0.29	$0.60	$0.58

Average Shares
Diluted	58,790	59,756	59,090	59,777
Basic	58,163	58,962	58,433	58,960

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – UNAUDITED
(In thousands)

	For The Three Months		For The Six Months
	Ended October 31,		Ended October 31,
	2015	2014	2015	2014

Net Income	$43,600	$53,777	$76,057	$87,423

Other Comprehensive Income (Loss) :
Foreign currency translation adjustment	(14,242)	(63,930)	4,864	(66,788)
Unamortized retirement costs, net of tax provision of $799, $1,877, $310 and $2,266, respectively	2,765	5,428	2,281	6,550
Unrealized gain (loss) on interest rate swaps, net of tax provision (benefit) of $16, $(144), $72, and $24, respectively	28	(227)	121	39
Total Other Comprehensive Income (Loss)	(11,449)	(58,729)	7,266	(60,199)

Comprehensive Income (Loss)	$32,151	$(4,952)	$83,323	$27,224

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW – UNAUDITED
(In thousands)

	For The Six Months
	Ended October 31,
	2015	2014
Operating Activities
Net income	$76,057	$87,423
Adjustments to reconcile net income to cash used for operating activities:
Amortization of intangibles	25,072	25,754
Amortization of composition costs	19,967	20,810
Depreciation of technology, property and equipment	32,820	30,510
Restructuring charges (credits)	7,119	(155)
Restructuring payments	(18,339)	(16,267)
Stock-based compensation expense	8,112	8,118
Excess tax benefit from stock-based compensation	(527)	(1,774)
Royalty advances	(45,553)	(47,997)
Earned royalty advances	60,163	64,939
Other non-cash charges	18,115	20,436
Change in deferred revenue	(225,115)	(223,731)
Net change in operating assets and liabilities	(84,410)	(62,202)
Cash Used for Operating Activities	(126,519)	(94,136)
Investing Activities
Composition spending	(20,033)	(16,934)
Additions to technology, property and equipment	(46,177)	(29,584)
Acquisitions, net of cash acquired	(16,681)	(172,145)
Escrowed proceeds from sale of consumer publishing programs	-	1,100
Cash Used for Investing Activities	(82,891)	(217,563)
Financing Activities
Repayments of long-term debt	(112,641)	(228,051)
Borrowings of long-term debt	201,600	275,070
Borrowings of short-term debt	50,000	50,000
Change in book overdrafts	285	(8,123)
Cash dividends	(35,166)	(34,402)
Purchase of treasury stock	(44,703)	(41,534)
Proceeds from exercise of stock options and other	465	18,876
Excess tax benefit from stock-based compensation	527	1,774
Cash Provided by Financing Activities	60,367	33,610
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(163)	(9,376)
Cash and Cash Equivalents
Decrease for the Period	(149,206)	(287,465)
Balance at Beginning of Period	457,441	486,377
Balance at End of Period	$308,235	$198,912
Cash Paid During the Period for:
Interest	$6,654	$7,483
Income taxes, net	$21,532	$28,159

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, results of operations, comprehensive income (loss) and cash flows for the periods presented. Operating results for the interim period are not necessarily indicative of the results expected for the full year. Through October 31, 2014, financial results for the Company’s recent acquisition, CrossKnowledge Group, Ltd. (“CrossKnowledge”) were reported on a two-month lag, as previously disclosed, to facilitate accurate reporting. As a result, the prior year reporting results reflect three and four months of CrossKnowledge results for the quarter and year-to-date periods ending October 31, 2014, respectively. These financial statements should be read in conjunction with the most recent audited financial statements included in the Company’s Form 10-K for the fiscal year ended April 30, 2015.

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

The Company has share-based compensation plans under which employees may be granted options to purchase shares of Company common stock at the fair market value at the time of grant. In addition to stock options, the Company grants performance-based stock awards and other restricted stock awards to certain employees. The Company recognizes the grant date fair value of share-based compensation in net income on a straight-line basis over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established three years in advance. For the three months ended October 31, 2015 and 2014, the Company recognized share-based compensation expense, on a pre-tax basis, of $4.2 million and $4.8 million, respectively. For the six months ended October 31, 2015 and 2014, the Company recognized share-based compensation expense, on a pre-tax basis, of $8.1 million for both periods.

The following table provides share-based compensation data for awards granted by the Company:

	For the Six Months Ended October 31,
	2015	2014
Restricted Stock:
Awards granted (in thousands)	289	294
Weighted average fair value of grant	$55.91	$59.70

Stock Options:
Awards granted (in thousands)	160	188
Weighted average fair value of grant	$14.77	$16.97

The weighted average Black-Scholes fair value assumptions for stock option grants are as follows:

	For the Six Months Ended October 31,
	2015	2014
Expected life of options (years)	7.2	7.2
Risk-free interest rate	2.1%	2.2%
Expected volatility	29.7%	30.9%
Expected dividend yield	2.1%	1.9%
Fair value of common stock on grant date	$55.99	$59.70

4.    Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by component, net of tax, for the three and six months ended October 31, 2015 and 2014 were as follows (in thousands):

	Foreign	Unamortized	Interest
	Currency	Retirement	Rate
	Translation	Costs	Swaps	Total

Balance at July 31, 2015	$(227,748)	$(159,918)	$(252)	$(387,918)
Other comprehensive income (loss) before reclassifications	(14,242)	1,382	(145)	(13,005)
Amounts reclassified from accumulated other comprehensive loss	-	1,383	173	1,556
Total other comprehensive income (loss)	(14,242)	2,765	28	(11,449)
Balance at October 31, 2015	$(241,990)	$(157,153)	$(224)	$(399,367)

Balance at April 30, 2015	$(246,854)	$(159,434)	$(345)	$(406,633)
Other comprehensive income (loss) before reclassifications	4,864	(1,075)	(229)	3,560
Amounts reclassified from accumulated other comprehensive loss	-	3,356	350	3,706
Total other comprehensive income (loss)	$4,864	$2,281	$121	$7,266
Balance at October 31, 2015	$(241,990)	$(157,153)	$(224)	$(399,367)

	Foreign	Unamortized	Interest
	Currency	Retirement	Rate
	Translation	Costs	Swaps	Total

Balance at July 31, 2014	$(69,522)	$(121,903)	$(336)	$(191,761)
Other comprehensive income (loss) before reclassifications	(63,930)	3,917	(497)	(60,510)
Amounts reclassified from accumulated other comprehensive loss	-	1,511	270	1,781
Total other comprehensive income (loss)	(63,930)	5,428	(227)	(58,729)
Balance at October 31, 2014	$(133,452)	$(116,475)	$(563)	$(250,490)

Balance at April 30, 2014	$(66,664)	$(123,025)	$(602)	$(190,291)
Other comprehensive income (loss) before reclassifications	(66,788)	3,441	(423)	(63,770)
Amounts reclassified from accumulated other comprehensive loss	-	3,109	462	3,571
Total other comprehensive income (loss)	(66,788)	6,550	39	(60,199)
Balance at October 31, 2014	$(133,452)	$(116,475)	$(563)	$(250,490)

During the three months ended October 31, 2015 and 2014, pre-tax actuarial losses included in Unamortized Retirement Costs of approximately $1.2 million and $2.0 million, respectively, were amortized from Accumulated Other Comprehensive Loss and recognized as pension expense in Operating and Administrative Expenses in the Condensed Consolidated Statements of Income. During the six months ended October 31, 2015 and 2014, pre-tax actuarial losses of approximately $2.4 million and $3.9 million, respectively, were amortized.

5.    Reconciliation of Weighted Average Shares Outstanding and Share Repurchases

A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2015	2014	2015	2014

Weighted average shares outstanding	58,455	59,215	58,686	59,205
Less: Unearned restricted shares	(292)	(253)	(253)	(245)
Shares used for basic earnings per share	58,163	58,962	58,433	58,960
Dilutive effect of stock options and other stock awards	627	794	657	817
Shares used for diluted earnings per share	58,790	59,756	59,090	59,777

Since their inclusion in the calculation of diluted earnings per share would have been anti-dilutive, options to purchase 339,003 shares of Class A Common Stock have been excluded for the three and six months ended October 31, 2015 and 185,860 shares of Class A Common Stock have been excluded for the three and six months ended October 31, 2014, respectively. In addition, for the six months ended October 31, 2015, 91,590 unearned restricted shares have been excluded as their inclusion would have been anti-dilutive. There were no unearned restricted shares excluded for the three months ended October 31, 2015. During the three and six months ended October 31, 2015, the Company repurchased 637,717 and 868,137 shares of common stock at an average price of $50.15 and $51.49, respectively.

6.    Acquisitions:

CrossKnowledge:

On May 1, 2014, the Company acquired CrossKnowledge Group Limited (“CrossKnowledge”) for approximately $166 million in cash, net of cash acquired. CrossKnowledge is a learning solutions provider focused on leadership and managerial skills development that offers subscription-based, digital learning solutions for global corporations, universities, and small and medium-sized enterprises. CrossKnowledge’s solutions include a variety of managerial and leadership skills assessments, courses, certifications, content and executive training programs that are delivered on a cloud-based LMS platform with over 19,000 learning objects in 17 languages. CrossKnowledge serves over five million end-users in 80 countries. Through October 31, 2014, financial results for CrossKnowledge were reported on a two-month lag, as previously disclosed, to facilitate accurate reporting. As a result, the Company’s financial statements for the first half of fiscal year 2015 reflected four months of operations for CrossKnowledge. As of January 31, 2015 reported financial results for CrossKnowledge are current.

For the three months ended October 2015 and 2014, CrossKnowledge’s revenue included in Wiley’s results was $12.7 million and $11.3 million, respectively, and CrossKnowledge’s operating loss was $0.4 million and $0.7 million, respectively.  For the first half of fiscal year 2016, CrossKnowledge’s revenue and operating loss included in Wiley’s results was $23.2 million and $2.3 million, compared to revenue of $15.3 million and $0.9 million in the first half of fiscal year 2015.

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

7.    Restructuring and Reinvestment Program:

Beginning in fiscal year 2013, the Company initiated a program (the “Restructuring and Reinvestment Program”) to restructure and realign its cost base with current and anticipated future market conditions.  The Company is targeting a majority of the cost savings achieved to improve margins and earnings, while the remainder will be reinvested in high growth digital business opportunities.

The following tables summarize the pre-tax restructuring charges (credits) related to this program (in thousands):
	For the Three			Cumulative
	Months ended	For the Six Months		Program
	October 31,	Ended October 31,		Charges to Date
	2015	2015	2014
Charges (Credits) by Segment:
Research	$496	$866	$(185)	$16,089
Professional Development	195	205	245	22,735
Education	205	194	51	3,773
Shared Services	2,798	5,854	(266)	60,500
Total	$3,694	$7,119	$(155)	$103,097

Charges (Credits) by Activity:
Severance	$753	$2,570	$641	$65,329
Process Reengineering Consulting	2,948	6,194	(145)	17,669
Other Activities	(7)	(1,645)	(651)	20,099
Total	$3,694	$7,119	$(155)	$103,097

The credits above reflect true-ups to the previously estimated accrued restructuring charges. Other Activities reflects leased facility consolidations, contract termination costs and the curtailment of certain defined benefit pension plans.

The following table summarizes the activity for the Restructuring and Reinvestment Program liability for the six months ended October 31, 2015 (in thousands):

				Foreign
				Translation &
	April 30, 2015	Charges	Payments	Reclassifications	October 31, 2015
Severance	$18,794	2,570	$(11,893)	$3	$9,474
Process Reengineering Consulting	-	6,194	(4,005)	-	2,189
Other Activities	11,859	(1,645)	(2,441)	(114)	7,659
Total	$30,653	7,119	$(18,339)	$(111)	$19,322

The restructuring liability for accrued Severance costs is reflected in Accrued Employment Costs in the Condensed Consolidated Statements of Financial Position while the Process reengineering consulting costs are reflected in Other Accrued Liabilities. Approximately $0.1 million and $7.6 million of the Other Activities are reflected in Other Accrued Liabilities and Other Long-Term Liabilities, respectively.

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

As part of Wiley’s restructuring and reorganization program the Company consolidated certain decentralized business functions (Sales Support, Marketing Services, etc.) into global shared service functions. These newly centralized service groups enable significant cost reduction opportunities, including efficiencies gained from standardized technology and centralized management. The cost of these functions were previously reported as direct operating expenses in each business segment but are now reported within the shared service functions and then allocated to each business segment. In addition, the Company modified its product/service revenue categories for the Research segment. As a result, prior year amounts have been restated to reflect these same reporting methodologies.

Segment information is as follows (in thousands):
	For the Three Months		For the Six Months
	Ended October 31,		Ended October 31,
	2015	2014	2015	2014
RESEARCH
Revenue	$238,388	$264,825	$475,778	$519,695

Direct Contribution to Profit	$110,881	$122,744	$217,694	$237,478
Allocated Shared Services and Administrative Costs:
Distribution and Operation Services	(10,085)	(11,441)	(20,264)	(23,419)
Technology and Content Management	(25,749)	(24,632)	(49,805)	(49,575)
Occupancy and Other	(7,948)	(6,453)	(14,957)	(14,307)
Contribution to Profit	$67,099	$80,218	$132,668	$150,177

PROFESSIONAL DEVELOPMENT
Revenue	$99,166	$105,667	$197,831	$197,994

Direct Contribution to Profit	$41,497	$37,597	$82,778	$70,509
Allocated Shared Services and Administrative Costs:
Distribution and Operation Services	(6,783)	(7,969)	(13,656)	(16,270)
Technology and Content Management	(10,254)	(12,227)	(20,058)	(23,172)
Occupancy and Other	(5,703)	(7,602)	(11,298)	(13,745)
Contribution to Profit	$18,757	$9,799	$37,766	$17,322

EDUCATION
Revenue	$95,808	$106,480	$182,734	$197,200

Direct Contribution to Profit	$35,849	$40,741	$59,137	$69,304
Allocated Shared Services and Administrative Costs:
Distribution and Operation Services	(3,740)	(3,213)	(7,165)	(6,545)
Technology and Content Management	(12,592)	(14,197)	(23,810)	(27,536)
Occupancy and Other	(4,151)	(3,602)	(8,095)	(6,798)
Contribution to Profit	$15,366	$19,729	$20,067	$28,425

Total Contribution to Profit	$101,222	$109,746	$190,501	$195,924
Unallocated Shared Services and Administrative Costs	(40,957)	(33,742)	(85,327)	(70,290)
Operating Income	$60,265	$76,004	$105,174	$125,634

The following table reflects total Shared Services and Administrative costs by function, which are allocated to business segments based on the methodologies described above:

	For the Three Months		For the Six Months
	Ended October 31,		Ended October 31,
Total Shared Services and Administrative Costs:	2015	2014	2015	2014
Distribution & Operation Services	$(20,903)	$(22,706)	$(41,376)	$(46,540)
Technology & Content Management	(62,409)	(60,181)	(123,194)	(122,128)
Finance	(11,814)	(12,644)	(24,492)	(26,308)
Other Administration	(30,038)	(29,547)	(59,519)	(56,947)
Restructuring (Charges) Credits (see Note 7)	(2,798)	-	(5,854)	266
Total	$(127,962)	$(125,078)	$(254,435)	$(251,657)

	For the Three Months		For the Six Months
	Ended October 31,		Ended October 31,
Total Revenue by Product/Service:	2015	2014	2015	2014
Journal Revenue	$205,460	$226,270	$407,673	$444,020
Books and Custom Material	146,351	172,304	303,914	342,951
Online Program Management (Deltak)	23,195	19,699	43,697	35,936
Talent Solutions	26,246	26,440	52,222	43,616
Course Workflow Solutions (WileyPlus)	18,446	18,400	19,466	19,714
Other	13,664	13,859	29,371	28,652
Total	$433,362	$476,972	$856,343	$914,889

9.	Inventories

Inventories were as follows (in thousands):
	As of October 31,		As of April 30,
	2015	2014	2015
Finished goods	$46,343	$54,766	$52,705
Work-in-process	7,153	7,132	6,552
Paper, cloth and other	4,004	4,640	4,676
	$57,500	$66,538	63,933
Inventory value of estimated sales returns	7,513	9,420	6,555
LIFO reserve	(6,859)	(5,017)	(6,709)
Total inventories	$58,154	$70,941	$63,779

10.  Intangible Assets

Intangible assets consisted of the following (in thousands):
	As of October 31,		As of April 30,
	2015	2014	2015
Intangible assets with indefinite lives:
Brands and trademarks	$153,456	$159,266	$152,332
Content and publishing rights	85,417	98,261	83,972
	$238,873	$257,527	$236,304

Net intangible assets with determinable lives:
Content and publishing rights	$483,955	$521,416	$482,596
Customer relationships	176,236	193,969	181,272
Brands and trademarks	15,587	18,845	16,783
Covenants not to compete	523	861	666
	$676,301	$735,091	$681,317
Total	$915,174	$992,618	$917,621

11.  Income Taxes

The effective tax rate for the first six months of fiscal year 2016 was 22.8% compared to 26.2% in the prior year.  The decrease was principally due to a higher portion of income from lower tax jurisdictions and lower United Kingdom statutory income tax rates.

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

In May 2012, as part of its routine tax audit process, the German tax authorities filed a challenge to the Company’s tax position with respect to the amortization of certain stepped-up assets. The Company filed an appeal with the local finance court in September 2014. Under German tax law, the Company must pay all contested taxes and the related interest to have the right to defend its position. The Company has made all required payments to date with total deposits paid of 48 million euros through October 31, 2015. The Company expects that it will be required to deposit additional amounts up to 10 million euros plus interest for tax returns to be filed in future periods until the issue is resolved.

In October 2014, the Company received an unfavorable decision from the local finance court and is in the process of appealing the court decision. The Company’s management and its advisors continue to believe that the Company is “more likely than not” to successfully defend that the tax treatment was proper and in accordance with German tax regulations. As such, the Company has not recorded any charges related to the loss of the step-up benefit. The Company filed its appeal in January 2015. Resolution of the appeal is expected to take 18 to 24 months from January 2015. If the Company is ultimately successful, as expected, the tax deposits will be returned with 6% simple interest, based on current German legislation. As of October 31, 2015, the USD equivalent of the deposit and accrued interest was $59.8 million, which is recorded as Income Tax Deposits on the Condensed Consolidated Statements of Financial Position. The Company records the accrued interest at 6% within the Provision for Income Taxes in the Condensed Consolidated Statements of Income.

12.  Retirement Plans

The components of net pension expense for the Company’s global defined benefit plans were as follows (in thousands):
	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2015	2014	2015	2014
Service cost	$367	$1,588	$737	$3,141
Interest cost	7,624	7,638	15,262	15,189
Expected return on plan assets	(10,114)	(9,112)	(20,286)	(17,977)
Net amortization of prior service cost	(24)	(30)	(49)	(3)
Recognized net actuarial loss	1,217	1,946	2,387	3,838
Settlement	-	-	1,857	-
Net pension expense (credit)	$(930)	$2,030	$(92)	$4,188

The settlement noted above relates to a disability payment made subject to terms of the Company’s Supplemental Executive Retirement Plan. Employer defined benefit pension plan contributions were $2.9 million and $2.2 million for the three months ended October 31, 2015 and 2014, respectively, and $10.7 million and $5.0 million for the six months ended October 31, 2015 and 2014, respectively. Contributions for employer defined contribution plans were approximately $3.3 million and $2.8 million for the three months ended October 31, 2015 and 2014, respectively, and $9.1 million and $8.9 million for the six months ended October 31, 2015 and 2014, respectively.

13. Debt and Available Credit Facilities

On October 31, 2015, the Company renewed its U.S. dollar facility with TD Bank, N.A. which is equally ranked with the Company’s existing agreement with Bank of America - Merrill Lynch and The Royal Bank of Scotland plc, and Santander Bank. The agreement consists of a $50 million 364-day revolving credit facility. The facility has been fully drawn since inception. The borrowing rate is LIBOR plus an applicable margin ranging from 0.80% to 1.40%, and a facility fee will be due on any undrawn amounts ranging from 0.125% to 0.30%, both depending on the Company consolidated leverage ratio, as defined. The credit agreement contains certain restrictive covenants related to the Company’s consolidated leverage ratio and interest coverage ratio, which the Company was in compliance with as of October 31, 2015. The proceeds of this revolving credit facility were used to pay a portion of the Company’s existing revolving credit facility and meet seasonal operating cash requirements.

On August 6, 2015, the Company entered into a $100 million 364-day U.S. dollar revolving credit facility reinstated every 30 days with Santander Bank, N.A. which is equally ranked with the Company’s existing agreement with Bank of America - Merrill Lynch and The Royal Bank of Scotland plc, and TD Bank, N.A. The facility has been fully drawn since inception. The borrowing rate is LIBOR plus a margin of 1.0%. The proceeds of the new revolving credit facility were used to pay a portion of the Company’s existing revolving credit facilities and meet seasonal operating cash requirements.

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

Interest Rate Contracts:

The Company had $889.0 million of variable rate loans outstanding at October 31, 2015, which approximated fair value.

On August 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.65% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a two-year period ending August 15, 2016. As of October 31, 2015, the notional amount of the interest rate swap was $150.0 million.

On January 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.47% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a two-year period ending January 15, 2016. As of October 31, 2015, the notional amount of the interest rate swap was $150.0 million.

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

The Company records the fair value of its interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of October 31, 2015 and 2014 and April 30, 2015 was a deferred loss of $0.4 million, $1.0 million, and $0.6 million, respectively. The entire deferred loss of $0.4 million as of October 31, 2015 was recorded in Other Accrued Liabilities. Based on the maturity dates of the contracts, approximately $0.3 million and $0.2 million of the deferred losses as of October 31, 2014 and April 30, 2015 were recorded in Other Accrued Liabilities, respectively, with the remaining deferred losses in each period of $0.7 million and $0.4 million recorded in Other Long-Term Liabilities, respectively. The pre-tax losses that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the six months ended October 31, 2015 and 2014 were $0.6 million and $0.8 million, respectively.

Foreign Currency Contracts:

The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Gains (Losses) in the Condensed Consolidated Statements of Income, and carried at their fair value in the Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Gains (Losses). The Company did not maintain any open forward contracts as of October 31, 2015 or April 30, 2015. As of October 31, 2014, the total notional amount of the open forward contracts was 75 million Euros. During the first six months of fiscal years 2015 and 2014, the Company did not designate any forward contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities.

As of October 31, 2014, the fair value of the open forward exchange contract was a loss of approximately $4.2 million and recorded within the Other Accrued Liabilities line item in the Condensed Consolidated Statements of Financial Position. The fair value was measured on a recurring basis using Level 2 inputs. For the three and six months ended October 31, 2014 the losses recognized on the forward contracts were ($0.2) million and ($4.2) million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – SECOND QUARTER ENDED OCTOBER 31, 2015

Throughout this report, references to variances “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses. Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location. For the second quarters of fiscal years 2016 and 2015, the average exchange rates to convert British pounds sterling to U.S. dollars were 1.54 and 1.64, respectively; the average exchange rates to convert euros into U.S. dollars were 1.12 and 1.30, respectively; and the average exchange rates to convert Australian dollars to U.S. dollars were 0.72 and 0.91, respectively. Unless otherwise noted, all variance explanations below are on a currency neutral basis.

Revenue:

Revenue for the second quarter of fiscal year 2016 decreased 9% to $433.4 million, or 5% excluding the unfavorable impact of foreign exchange. The decrease was mainly driven by a decline in print and digital books ($16 million); a journal backfile sale in the prior year ($10 million) and other, mainly Education custom materials ($3 million), partially offset by growth in Online Program Management (Deltak) ($3 million) and Talent Solutions ($1 million).

Cost of Sales and Gross Profit:

Cost of sales for the second quarter of fiscal year 2016 decreased 13% to $116.8 million, or 10% excluding the favorable impact of foreign exchange. The decrease reflects lower sales volume ($8 million); lower royalty costs due to mix ($2 million); savings from outsourcing and procurement initiatives ($2 million) and lower cost digital products ($1 million), partially offset by growth in Online Program Management (Deltak) partners and programs ($1 million).

Gross profit for the second quarter of fiscal year 2016 increased 130 basis points to 73.1%.  The growth was mainly driven by higher margin digital revenue; savings from outsourcing and procurement initiatives and lower royalty costs.

Operating and Administrative Expenses:

Operating and administrative expenses for the second quarter of fiscal year 2016 decreased 5% to $240.0 million, or 1% excluding the favorable impact of foreign exchange.  The decrease reflects restructuring and other cost savings ($12 million) and the timing of editorial and advertising costs ($2 million), partially offset by investments in Corporate Learning (CrossKnowledge) and Online Program Management (Deltak) partners and programs ($5 million); increased technology investments ($5 million) mainly the Company’s Enterprise Resource Planning and related systems; higher employment costs ($1 million) and process reengineering consulting costs ($1 million).

Restructuring Charges:

In the second quarter of fiscal year 2016,  the Company recorded pre-tax restructuring charges of $3.7 million ($0.04 per share) which are described in more detail below.

The following table summarizes the pre-tax restructuring charges related to the Restructuring and Reinvestment program, which are reflected in Restructuring Charges (Credits) in the Condensed Consolidated Statements of Income (in thousands):

	For the Three Months	Cumulative
	Ended October 31,	Program Charges
	2015	Incurred to Date
Charges by Segment:
Research	$496	$16,089
Professional Development	195	22,735
Education	205	3,773
Shared Services	2,798	60,500
Total	$3,694	$103,097

Charges (Credits) by Activity:
Severance	$753	$65,329
Process Reengineering Consulting	2,948	17,669
Other Activities	(7)	20,099
Total	$3,694	$103,097

The credit above reflects true-ups to the previously estimated accrued restructuring charges. The cumulative charge recorded to-date related to the Restructuring and Reinvestment program of $103.1 million is expected to be fully recovered by the end of fiscal year 2016.

Amortization of Intangibles:

Amortization of intangibles decreased $0.4 million in the second quarter of fiscal year 2016 mainly due to the effect of foreign exchange.

Interest Expense/Income, Foreign Exchange and Other:

Interest expense for the second quarter of fiscal year 2016 decreased $0.2 million to $4.3 million due to a decrease in the Company’s average borrowing rate from 1.9% to 1.8%, partially offset by higher average debt balances outstanding.

Provision for Income Taxes:

The effective tax rate for the second quarter of fiscal year 2016 was 23.0% compared to 26.1% in the prior year.  The decrease was principally due to a higher proportion of income from lower tax jurisdictions and a reduction in the corporate income tax rate in the United Kingdom.

Earnings Per Share:

Earnings per diluted share for the second quarter of fiscal year 2016 decreased $0.16 per share to $0.74 per share, or $0.09 per share excluding the unfavorable impact of the current year restructuring charges ($0.04 per share) and foreign exchange ($0.03 per share).  The decline was mainly driven by lower revenue, including a large journal backfile sale in the prior year, and investments in Online Program Management (Deltak) and the Company’s Enterprise Resource Planning and related systems, partially offset by restructuring and other cost savings.

SECOND QUARTER SEGMENT RESULTS

As part of Wiley’s restructuring and reorganization program the Company consolidated certain decentralized business functions (Sales Support, Marketing Services, etc.) into global shared service functions. These newly centralized service groups enable significant cost reduction opportunities, including efficiencies gained from standardized technology and centralized management. The cost of these functions were previously reported as direct operating expenses in each business segment but are now reported within the shared service functions and then allocated to each business segment. In addition, the Company modified its product/service revenue categories for the Research segment.  As a result, prior year amounts have been restated to reflect these same reporting methodologies.

	For the Three Months
	Ended October 31,			% change
RESEARCH:	2015	2014	% change	w/o FX (a)
Revenue:
Journal Revenue:
Journal Subscriptions	$162,796	$172,146	-5%	-1%
Author-Funded Access	6,180	5,067	22%	30%
Licensing, Reprints, Backfiles, and Other	36,484	49,056	-26%	-20%
Total Journal Revenue	$205,460	$226,269	-9%	-4%

Books and References:
Print Books	23,065	26,161	-12%	-8%
Digital Books	7,750	9,800	-21%	-18%
Licensing and Other	2,113	2,595	-19%	-15%
Total Books and References Revenue	$32,928	$38,556	-15%	-11%

Total Revenue	$238,388	$264,825	-10%	-5%

Cost of Sales	(64,210)	(72,543)	-11%	-7%

Gross Profit	$174,178	$192,282	-9%	-4%
Gross Profit Margin	73.1%	72.6%

Direct Expenses	(55,650)	(62,344)	-11%	-5%
Amortization of Intangibles	(7,151)	(7,194)	-1%	4%
Restructuring Charges (see Note 7)	(496)	-

Direct Contribution to Profit	$110,881	$122,744	-10%	-5%
Direct Contribution Margin	46.5%	46.3%

Shared Services and Administrative Costs:
Distribution and Operation Services	(10,085)	(11,441)	-12%	-7%
Technology and Content Management	(25,749)	(24,632)	5%	7%
Occupancy and Other	(7,948)	(6,453)	23%	31%

Contribution to Profit	$67,099	$80,218	-16%	-11%
Contribution Margin	28.1%	30.3%

(a) Adjusted to exclude the fiscal year 2016 Restructuring Charges

Revenue:

Research revenue for the second quarter of fiscal year 2016 decreased 10% to $238.4 million, or 5% excluding the unfavorable impact of foreign exchange.

Journal Subscriptions revenue decreased 1% on a currency neutral basis mainly due to the trailing effects of the Swets bankruptcy. As previously disclosed, Swets Information Services, a global library subscription agent based in Amsterdam, declared bankruptcy in late September 2014. The impact to fiscal year 2016 journal subscription revenue is expected to be on the order of $3 million. Author-Funded Access, which represents article publication fees that provide for free access to author articles, grew $1.1 million in the second quarter of fiscal year 2016. As of October 31, 2015, calendar year 2015 journal subscription renewals were 0.3% higher than calendar year 2014 billings on a constant currency basis with nearly all of calendar year 2015 targeted business closed.

As previously announced, Wiley is moving to time-based digital journal subscription agreements for calendar year 2016.  The change will shift roughly $35 million of revenue and $0.35 of diluted EPS from fiscal year 2016 to fiscal year 2017. The change will not impact free cash flow.

Licensing, Reprints, Backfiles and Other revenue decreased 20% to $36.5 million on a constant currency basis mainly due to a journal backfile sale in the prior year of approximately $10 million.

On a currency neutral basis, Print Books declined 8% to $23.1 million and Digital Books declined 18% to $7.8 million mainly due to a decline in demand. Licensing and Other decreased 15% on a currency neutral basis due to lower revenue from the licensing of intellectual property rights.

Revenue by Region is as follows (in millions):
	For the Three Months
	Ended October 31,		% of	% change
	2015	2014	Revenue	w/o FX
Revenue by Region
Americas	$92.2	$98.8	39%	-5%
EMEA	133.9	151.3	56%	-6%
Asia-Pacific	12.3	14.7	5%	-2%
Total Revenue	$238.4	$264.8	100%	-5%

Cost of Sales:

Cost of sales for the second quarter of fiscal year 2016 decreased 11% to $64.2 million, or 7% excluding the favorable impact of foreign exchange mainly due to lower sales volume ($4 million) and cost savings from outsourcing and procurement initiatives ($1 million).

Gross Profit:

Gross Profit Margin increased 50 basis points to 73.1% in the second quarter of fiscal year 2016. The improvement was mainly driven by cost savings from outsourcing and procurement initiatives and higher margin digital revenue (90 bps), partially offset by the impact of a large journal backfile sale in the prior year (30 bps) and higher inventory obsolescence provisions (20 bps).

Direct Expenses and Amortization:

Direct Expenses for the second quarter of fiscal year 2016 decreased 11% to $55.7 million, or  5% excluding the favorable impact of foreign exchange. The decrease was mainly driven by the timing of editorial costs ($1 million), the curtailment of a Company defined benefit pension plan ($1 million) and other cost savings from restructuring ($1 million). Amortization of Intangibles of $7.2 million was flat with the prior year.

Contribution to Profit:

Contribution to Profit for the second  quarter of fiscal year 2016 decreased 16% to $67.1 million, or 11% excluding the current year Restructuring Charges and the unfavorable impact of foreign exchange. The decrease was principally driven by lower revenue and higher allocated marketing and technology shared service costs, partially offset by savings from restructuring and strategic outsourcing and procurement initiatives. The decline in revenue was principally due to a large journal backfile sale in the second quarter of fiscal year 2015.  Contribution Margin was 28.1% compared to 30.3% in the prior year period.

Society Partnerships
•	7 renewals/extensions were signed during the quarter with approximately $10 million in combined annual revenue
•	1 journal was not renewed with annual revenue of approximately $0.3 million

	For the Three Months
	Ended October 31,			% change
PROFESSIONAL DEVELOPMENT (PD):	2015	2014	% change	w/o FX (a)
Revenue:
Knowledge Services:
Print Books	$49,246	$53,028	-7%	-4%
Digital Books	11,938	14,120	-15%	-13%
Online Test Preparation and Certification	6,269	5,538	13%	13%
Other Knowledge Service Revenue	5,467	6,541	-16%	-15%
	72,920	79,227	-8%	-5%
Talent Solutions:
Assessment	15,758	15,187	4%	4%
Corporate Learning	10,488	11,253	-7%	7%
	26,246	26,440	-1%	5%

Total Revenue	$99,166	$105,667	-6%	-3%

Cost of Sales	(25,521)	(30,172)	-15%	-13%

Gross Profit	73,645	75,495	-2%	1%
Gross Profit Margin	74.3%	71.4%

Direct Expenses	(28,834)	(34,377)	-16%	-11%
Amortization of Intangibles	(3,119)	(3,521)	-11%	-6%
Restructuring Charges (see Note 7)	(195)	-

Direct Contribution to Profit	$41,497	$37,597	10%	14%
Direct Contribution Margin	41.8%	35.6%

Shared Services and Administrative Costs:
Distribution and Operation Services	(6,783)	(7,969)	-15%	-11%
Technology and Content Management	(10,254)	(12,227)	-16%	-14%
Occupancy and Other	(5,703)	(7,602)	-25%	-21%

Contribution to Profit	$18,757	$9,799	91%	95%
Contribution Margin	18.9%	9.3%

(a) Adjusted to exclude the fiscal year 2016 Restructuring Charges

Revenue:

PD revenue for the second quarter of fiscal year 2016 decreased 6% to $99.2 million, or 3% excluding the unfavorable impact of foreign exchange. The decline was driven by lower Knowledge Services revenue, partially offset by growth in Talent Solutions.

Knowledge Services revenue declined 8% to $72.9 million, or 5% excluding the unfavorable impact of foreign exchange.  The decrease was mainly driven by lower revenue from Print ($2 million) and Digital ($2 million) Books and Other Knowledge Services Revenue ($1 million), partially offset by growth in Online Test Preparation and Certification ($1 million). Print and Digital Books results reflected lower sales of business and education titles, partially offset by growth in technology titles and lower sales returns. The increase in Online Test Preparation and Certification was driven by growth in proprietary sales of the Company’s CPA products, while the decline in Other Knowledge Services reflects lower revenue from translation rights.

Talent Solutions revenue decreased 1% to $26.2 million, but increased 5% excluding the unfavorable impact of foreign exchange. The growth was driven by higher Corporate Learning revenue ($1 million) from new customers and the renewal of existing customer contracts. Higher Assessment revenue ($1 million) reflected post-hire assessment growth offsetting an expected decline in pre-hire assessment revenue following portfolio actions to optimize longer-term profitable growth.

Revenue by Region is as follows (in millions):
	For the Three Months
	Ended October 31,		% of	% change
	2015	2014	Revenue	w/o FX
Revenue by Region:
Americas	$74.0	$74.9	74%	-1%
EMEA	20.6	25.3	21%	-9%
Asia-Pacific	4.6	5.5	5%	-5%
Total Revenue	$99.2	$105.7	100%	-3%

Cost of Sales:

Cost of Sales for the second quarter of fiscal year 2016 decreased 15% to $25.5 million, or 13% excluding the favorable impact of foreign exchange.  The decrease was mainly driven by lower royalty costs due to mix ($2 million); lower sales volume ($1 million) and lower cost digital products ($1 million).

Gross Profit:

Gross Profit Margin increased by 290 basis points to 74.3% in the second quarter of fiscal year 2016.  The improvement was mainly driven by higher margin digital revenue (135 bps); lower royalty costs due to mix (105 bps) and lower inventory obsolescence provisions (50 bps).

Direct Expenses and Amortization:

Direct Expenses for the second quarter of fiscal year 2016 decreased 16% to $28.8 million, or 11% excluding the favorable impact of foreign exchange.  The reduction was driven by restructuring and other cost savings ($6 million) and the timing of advertising costs ($1 million), partially offset by investments in Corporate Learning (CrossKnowledge) to support business growth ($3 million). Amortization of Intangibles decreased $0.4 million to $3.1 million in the second quarter of fiscal year 2016.

Contribution to Profit:

Contribution to Profit for the second quarter of fiscal year 2016 increased 91% to $18.8 million. The improvement was mainly driven by restructuring and other cost savings and lower allocated shared service costs. Contribution Margin was 18.9% compared to 9.3% in the prior year period.

Test Preparation Partnership

Wiley recently announced a partnership with ACT, the nation’s leader in college and career readiness, to enhance both organizations’ test prep product offerings and take over as the exclusive publisher for ACT’s The Real ACT® Prep Guide beginning in January 2016.  Maker of the ACT test and ACT WorkKeys®, among other respected assessment programs, ACT is committed to providing insights that help individuals better prepare for success throughout their lives—from education through career.

Junior Achievement Program

CrossKnowledge and Junior Achievement USA® recently announced a joint partnership that will bring digital learning solutions to thousands of students and educators.  As part of the agreement, CrossKnowledge has donated the use of its Learning Management System (LMS) to Junior Achievement USA (JA) for the next five years (starting in 2016) through the CrossKnowledge Foundation. This in-kind contribution is one of the largest of its kind in the history of JA. It is estimated that nearly 300,000 JA users will access CrossKnowledge programs in 2016 and that figure is expected to reach 1.6 million in 2020.

	For the Three Months
	Ended October 31,			% change
EDUCATION:	2015	2014	% change	w/o FX (a)
Revenue:
Books:
Print Textbooks	$31,059	$41,700	-26%	-22%
Digital Books	8,889	8,500	5%	12%
	39,948	50,200	-20%	-16%

Custom Materials	12,290	16,400	-25%	-25%

Course Workflow Solutions (WileyPLUS)	18,446	18,400	0%	2%

Online Program Management (Deltak)	23,195	19,699	18%	18%

Other Education Revenue	1,929	1,781	8%	8%

Total Revenue	$95,808	$106,480	-10%	-8%

Cost of Sales	(27,033)	(31,826)	-15%	-13%

Gross Profit	68,775	74,654	-8%	-5%
Gross Profit Margin	71.8%	70.1%

Direct Expenses	(30,340)	(31,532)	-4%	-1%
Amortization of Intangibles	(2,381)	(2,381)	0%	0%
Restructuring Charges (see Note 7)	(205)	-

Direct Contribution to Profit	$35,849	$40,741	-12%	-9%
Direct Contribution Margin	37.4%	38.3%

Shared Service Costs:
Distribution and Operation Services	(3,740)	(3,213)	16%	26%
Technology and Content Management	(12,592)	(14,197)	-11%	-10%
Occupancy and Other	(4,151)	(3,602)	15%	18%

Contribution to Profit	$15,366	$19,729	-22%	-19%
Contribution Margin	16.0%	18.5%

(a) Adjusted to exclude the fiscal year 2016 Restructuring Charges

Education revenue for the second quarter of fiscal year 2016 decreased 10% to $95.8 million, or 8% excluding the unfavorable impact of foreign exchange. Print Textbooks decreased 22% to $31.1 million and Custom Materials decreased 25% to $12.3 million on a constant currency basis due to lower enrollments, increased penetration by rental, channel inventory consumption, and fewer adoptions. Digital books grew 12% to $8.9 million on a currency neutral basis. Other Education Revenue increased 8% to $1.9 million in the second quarter of fiscal year 2016.

Revenue from Online Program Management (Deltak) grew 18% to $23.2 million reflecting an increase in institutional partners and programs generating revenue. As of October 31, 2015, Deltak had 39 university partners and 216 programs under contract compared to 200 programs as of April 30 2015, representing a 19% increase since October 31, 2014. Revenue generating programs increased 8% to 169 programs since October 31, 2014.

Revenue by Region is as follows (in millions):
	For the Three Months
	Ended October 31,		% of	% change
	2015	2014	Revenue	w/o FX
Revenue by Region:
Americas	$81.8	$88.3	86%	-6%
EMEA	5.0	6.3	5%	-17%
Asia-Pacific	9.0	11.9	9%	-11%
Total Revenue	$95.8	$106.5	100%	-8%

Cost of Sales:

Cost of Sales for the second quarter of fiscal year 2016 decreased 15% to $27.0 million, or 13% excluding the favorable impact of foreign exchange. The decrease was mainly driven by lower sales volume ($4 million); savings from procurement initiatives ($1 million) and lower royalty costs due to mix ($1 million), partially offset by Online Program Management (Deltak) program growth ($1 million).

Gross Profit:

Gross Profit Margin for the second quarter of fiscal year 2016 improved 170 basis points to 71.8% mainly due to savings from procurement initiatives (80bps); lower royalty rates due to mix (60bps) and growth in higher margin Online Program Management (Deltak) revenue (30 bps).

Direct Expenses and Amortization:

Direct Expenses decreased 4% to $30.3 million in the second quarter of fiscal year 2016, or 1% excluding the favorable impact of foreign exchange. The decrease was mainly driven by lower accrued incentive compensation ($1 million) and lower third party marketing costs ($1 million), partially offset by investments in Online Program Management (Deltak) programs ($2 million). Amortization of Intangibles was flat to prior year.

Contribution to Profit

Contribution to Profit for the second quarter of fiscal year 2016 decreased 22% to $15.4 million, or 19% excluding the current year Restructuring Charges and the unfavorable impact of foreign exchange.  The decline was mainly driven by lower revenue partially offset by restructuring and other cost savings. Contribution Margin was 16.0% compared to 18.5% in the prior year period.

SHARED SERVICES AND ADMINISTRATIVE COSTS:

As part of Wiley’s restructuring and reorganization program the Company consolidated certain decentralized business functions (Sales Support, Marketing Services, etc.) into global shared service functions. These newly centralized service groups enable significant cost reduction opportunities, including efficiencies gained from standardized technology and centralized management. The cost of these functions were previously reported as direct operating expenses in each business segment but are now reported within the shared service functions and then allocated to each business segment. As a result, prior year amounts have been restated to reflect the same methodology. The Company uses occupied square footage of space; number of employees; units shipped; specific identification/activity-based; gross profit; revenue and number of invoices to allocate shared service costs to each business segment.

	For the Three Months
	Ended October 31,			% change
	2015	2014	% change	w/o FX (a)

Distribution and Operation Services	$20,903	$22,706	-8%	-3%
Technology and Content Management	62,409	60,181	4%	8%
Finance	11,814	12,644	-7%	-2%
Other Administration	30,038	29,547	2%	6%
Restructuring Charges (see Note 7)	2,798	-
Total	$127,962	$125,078	2%	4%

(a) Adjusted to exclude the fiscal year 2016 Restructuring Charges

Shared Services and Administrative Costs for the second quarter of fiscal year 2016 increased 2% to $128.0, or 4% on a currency neutral basis and excluding the current year Restructuring Charges. Lower Distribution and Operation Services costs reflect restructuring and other cost savings ($1 million) and lower journal shipping and handling costs due to increased digital sales ($1 million). Technology and Content Management increased mainly due to incremental investments in the Company’s Enterprise Resource Planning and related systems ($4 million); increased investment in CrossKnowledge and Deltak program growth ($1 million) and higher licensing and maintenance costs ($1 million), partially offset by restructuring and other cost savings ($2 million). Other Administration Costs increased mainly due to higher professional and process reengineering consulting fees.

Distribution Agreement

As part of the Company’s restructuring initiatives, in November 2015, Wiley entered into an agreement to outsource its US-based print textbook fulfillment operations to Cengage Learning, with the aim of creating a more efficient and variable cost model.  The fulfillment is currently being managed at Wiley’s New Jersey distribution center, which the Company plans to exit in the spring of 2016.

RESULTS OF OPERATIONS – SIX MONTHS ENDED OCTOBER 31, 2015

Throughout this report, references to variances “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses. Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location. For the first six months of fiscal years 2016 and 2015, the average exchange rates to convert British pounds sterling to U.S. dollars were 1.55 and 1.67, respectively; the average exchange rates to convert euros into U.S. dollars were 1.12 and 1.33, respectively; and the average exchange rates to convert Australian dollars to U.S. dollars were 0.74 and 0.92, respectively. Unless otherwise noted, all variance explanations below are on a currency neutral basis.

Note: The Company’s financial results for the first half of fiscal years 2016 and 2015 reflect six months of fiscal year 2016 operations and four months of fiscal year 2015 operations for the Company’s recent acquisition, CrossKnowledge. Through October 31, 2014, financial results for CrossKnowledge were reported on a two-month lag, as previously disclosed, to facilitate accurate reporting.

Revenue:

Revenue for the first six months of fiscal year 2016 decreased 6% to $856.3 million, or 2% excluding the unfavorable impact of foreign exchange.  The decrease was mainly driven by a decline in print and digital books ($26 million) and a journal backfile sale in the prior year ($10 million), partially offset by growth in Online Program Management (Deltak) ($8 million) and Talent Solutions ($6 million) and two additional months of revenue in the current year from the CrossKnowledge acquisition ($5 million).

Cost of Sales and Gross Profit:

Cost of sales for the first six months of fiscal year 2016 decreased 9% to $236.5 million, or 5% excluding the favorable impact of foreign exchange. The decrease reflects lower sales volume ($10 million); savings from outsourcing and procurement initiatives ($3 million); lower cost digital products ($3 million) and lower royalty costs due to mix ($1 million), partially offset by higher inventory obsolescence provisions ($2 million); growth in Online Program Management (Deltak) partners and programs ($2 million) and two additional months of costs from the CrossKnowledge acquisition ($1 million).

Gross profit for the first six months of fiscal year 2016 increased 70 basis points to 72.4%.  The growth was driven by higher margin digital revenue and savings from outsourcing and procurement initiatives.

Operating and Administrative Expenses:

Operating and administrative expense for the first six months of fiscal year 2016 decreased 4% to $482.5 million, but was flat excluding the favorable impact of foreign exchange.  Restructuring and other cost savings ($29 million) and the timing of editorial and advertising costs ($3 million) were offset by investments in CrossKnowledge and Online Program Management (Deltak) partners and programs ($12 million); increased technology investments in the Company’s Enterprise Resource Planning and related systems ($8 million) and other license and maintenance costs ($1 million); two additional months of costs from the CrossKnowledge acquisition ($7 million); higher employment costs ($4 million) and process reengineering consulting costs ($1 million).

Restructuring Charges (Credits):

In the first half of fiscal years 2016 and 2015,  the Company recorded a pre-tax restructuring charge of $7.1 million ($0.07 per share) and a credit of $155,000, respectively, which are described in more detail below.

The following table summarizes the pre-tax restructuring charges related to the Restructuring and Reinvestment program, which are reflected in Restructuring Charges (Credits) in the Condensed Consolidated Statements of Income (in thousands):

			Cumulative
	For the Six Months		Program Charges
	Ended October 31,		Incurred to Date
	2015	2014
Charges (Credits) by Segment:
Research	$866	$(185)	$16,089
Professional Development	205	245	22,735
Education	194	51	3,773
Shared Services	5,854	(266)	60,500
Total	$7,119	$(155)	$103,097

Charges (Credits) by Activity:
Severance	$2,570	$641	$65,329
Process Reengineering Consulting	6,194	(145)	17,669
Other Activities	(1,645)	(651)	20,099
Total	$7,119	$(155)	$103,097

The credits above reflect true-ups to the previously estimated accrued restructuring charges. The cumulative charge recorded to-date related to the Restructuring and Reinvestment program of $103.1 million is expected to be fully recovered by the end of fiscal year 2016.

Amortization of Intangibles:

Amortization of intangibles decreased $0.7 million in the first half of fiscal year 2016 mainly due to the effect of foreign exchange.

Interest Expense/Income, Foreign Exchange and Other:

Interest expense for the first six months of fiscal year 2016 decreased $0.8 million to $7.9 million due to a decrease in the Company’s average borrowing rate from 1.9% to 1.8%, partially offset by higher average debt balances outstanding.

Provision for Income Taxes:

The effective tax rate for the first six months of fiscal year 2016 was 22.8% compared to 26.2% in the prior year.  The decrease was principally due to a higher proportion of income from lower tax jurisdictions and a reduction in the corporate income tax rate in the United Kingdom.

Earnings Per Share:

Earnings per diluted share for the first six months of fiscal year 2016 decreased $0.17 per share to $1.29 per share, or $0.02 per share excluding the unfavorable impact of the current year restructuring charges ($0.07 per share) and foreign exchange ($0.08 per share).  The decline was mainly driven by lower revenue, including a large journal backfile sale in the prior year, and investments in Online Program Management (Deltak) and the Company’s Enterprise Resource Planning and related systems, partially offset by restructuring and other cost savings.

SIX MONTHS SEGMENT RESULTS

As part of Wiley’s restructuring and reorganization program the Company consolidated certain decentralized business functions (Sales Support, Marketing Services, etc.) into global shared service functions. These newly centralized service groups enable significant cost reduction opportunities, including efficiencies gained from standardized technology and centralized management. The cost of these functions were previously reported as direct operating expenses in each business segment but are now reported within the shared service functions and then allocated to each business segment. In addition, the Company modified its product/service revenue categories for the Research segment. As a result, prior year amounts have been restated to reflect these same reporting methodologies.

	For the Six Months
	Ended October 31,			% change
RESEARCH:	2015	2014	% change	w/o FX (a)
Revenue:
Journal Revenue:
Journal Subscriptions	$320,004	$340,970	-6%	-1%
Author-Funded Access	11,872	10,496	13%	22%
Licensing, Reprints, Backfiles, and Other	75,797	92,554	-18%	-12%
Total Journal Revenue	$407,673	$444,020	-8%	-2%

Books and References:
Print Books	46,560	51,162	-9%	-5%
Digital Books	16,537	19,056	-13%	-7%
Licensing and Other	5,008	5,457	-8%	1%
Total Books and References Revenue	$68,105	$75,675	-10%	-5%

Total Revenue	$475,778	$519,695	-8%	-3%

Cost of Sales	(130,292)	(141,538)	-8%	-3%

Gross Profit	345,486	378,157	-9%	-3%
Gross Profit Margin	72.6%	72.8%

Direct Expenses	(112,942)	(126,309)	-11%	-4%
Amortization of Intangibles	(13,984)	(14,555)	-4%	2%
Restructuring (Charges) Credits (see Note 7)	(866)	185

Direct Contribution to Profit	$217,694	$237,478	-8%	-3%
Direct Contribution Margin	45.8%	45.7%

Shared Services and Administrative Costs:
Distribution and Operation Services	(20,264)	(23,419)	-13%	-7%
Technology and Content Management	(49,805)	(49,575)	0%	4%
Occupancy and Other	(14,957)	(14,307)	5%	12%

Contribution to Profit	$132,668	$150,177	-12%	-5%
Contribution Margin	27.9%	28.9%

(a) Adjusted to exclude the fiscal year 2016 and 2015 Restructuring (Charges) Credits

Revenue:

Research revenue for the first six months of fiscal year 2016 decreased 8% to $475.8 million, or 3% excluding the unfavorable impact of foreign exchange.

Journal Subscriptions revenue decreased 1% on a currency neutral basis mainly due to the trailing effects of the Swets bankruptcy. As previously disclosed, Swets Information Services, a global library subscription agent based in Amsterdam, declared bankruptcy in late September 2014. The impact to fiscal year 2016 journal subscription revenue is expected to be on the order of $3 million. Author-Funded Access, which represents article publication fees that provide for free access to author articles, grew $1.4 million in the first half of fiscal year 2016. As of October 31, 2015, calendar year 2015 journal subscription renewals were 0.3% higher than calendar year 2014 billings on a constant currency basis with nearly all of calendar year 2015 targeted business closed.

As previously announced, Wiley is moving to time-based digital journal subscription agreements for calendar year 2016.  The change will shift roughly $35 million of revenue and $0.35 of diluted EPS from fiscal year 2016 to fiscal year 2017.  The change will not impact free cash flow.

Licensing, Reprints, Backfiles and Other revenue decreased 12% to $75.8 million on a constant currency basis mainly due to a journal backfile sale in the prior year of approximately $10 million.

On a currency neutral basis, Print Books declined 5% to $46.6 million and Digital Books decreased 7% to $16.5 million mainly due to a decline in demand. Licensing and Other increased 1% on a currency neutral basis reflecting growth from the licensing of intellectual property rights.

Revenue by Region is as follows (in millions):
	For the Six Months
	Ended October 31,		% of	% change
	2015	2014	Revenue	w/o FX
Revenue by Region
Americas	$187.6	$196.8	40%	-3%
EMEA	264.0	295.7	55%	-3%
Asia-Pacific	24.2	27.2	5%	4%
Total Revenue	$475.8	$519.7	100%	-3%

Cost of Sales:

Cost of sales for the first six months of fiscal year 2016 decreased 8% to $130.3 million, or 3% excluding the favorable impact of foreign exchange. Lower sales volume ($4 million) and cost savings from outsourcing and procurement initiatives ($1 million) were partially offset by a higher inventory obsolescence provisions ($1 million).

Gross Profit:

Gross Profit Margin for the first six months of fiscal year 2016 of 72.6% was 20 basis points lower than prior year period mainly due higher inventory obsolescence provisions (30 bps) and a large journal backfile sale in the prior year (20 bps), partially offset by cost savings from outsourcing and procurement initiatives (30 bps).

Direct Expenses and Amortization:

Direct Expenses for the first six months of fiscal year 2016 decreased 11% to $112.9 million, or 4% excluding the favorable impact of foreign exchange. The decrease was mainly driven by the timing of editorial costs ($3 million); the curtailment of a Company defined benefit pension plan ($2 million) and other restructuring savings ($2 million), partially offset by merit increases ($1 million) and other, mainly licensing and professional fees ($1 million). Amortization of Intangibles increased 2% to $14.0 million on a currency neutral basis.

Contribution to Profit:

Contribution to Profit for the six months ending October 31, 2015 decreased 12% to $132.7 million, or 5% excluding the current and prior year Restructuring (Charges) Credits and the unfavorable impact of foreign exchange. Lower revenue and higher allocated marketing and technology shared service costs were partially offset by savings from restructuring and outsourcing and procurement initiatives. The decline in revenue was principally due to a large journal backfile sale in the second quarter of fiscal year 2015.  Contribution Margin was 27.9% compared to 28.9% in the prior year period.

Society Partnerships
•	4 new society journals were signed with combined annual revenue of approximately $12 million
•	25 renewals/extensions were signed with approximately $30 million in combined annual revenue
•	5 journals were not renewed with combined annual revenue of approximately $2 million

	For the Six Months
	Ended October 31,			% change
PROFESSIONAL DEVELOPMENT (PD):	2015	2014	% change	w/o FX (a)
Revenue:
Knowledge Services:
Print Books	$97,958	$105,891	-7%	-4%
Digital Books	22,571	24,974	-10%	-8%
Online Test Preparation and Certification	14,175	11,200	27%	27%
Other Knowledge Service Revenue	10,905	12,313	-11%	-9%
	145,609	154,378	-6%	-3%
Talent Solutions:
Assessment	28,985	28,309	2%	2%
Corporate Learning (see Note below)	23,237	15,307	52%	67%
	52,222	43,616	20%	25%

Total Revenue	$197,831	$197,994	0%	3%

Cost of Sales	(52,310)	(57,197)	-9%	-6%

Gross Profit	145,521	140,797	3%	7%
Gross Profit Margin	73.6%	71.1%

Direct Expenses	(56,214)	(63,612)	-12%	-7%
Amortization of Intangibles	(6,324)	(6,431)	-2%	1%
Restructuring Charges (see Note 7)	(205)	(245)

Direct Contribution to Profit	$82,778	$70,509	17%	20%
Direct Contribution Margin	41.8%	35.6%

Shared Services and Administrative Costs:
Distribution and Operation Services	(13,656)	(16,270)	-16%	-12%
Technology and Content Management	(20,058)	(23,172)	-13%	-11%
Occupancy and Other	(11,298)	(13,745)	-18%	-14%

Contribution to Profit	$37,766	$17,322	118%	119%
Contribution Margin	19.1%	8.7%

(a) Adjusted to exclude the fiscal year 2016 and 2015 Restructuring Charges

Note: The Company’s Corporate Learning financial results for the first half of fiscal years 2016 and 2015 reflect six months of fiscal year 2016 operations and four months of fiscal year 2015 operations for the Company’s recent acquisition, CrossKnowledge. Through October 31, 2014, financial results for CrossKnowledge were reported on a two-month lag, as previously disclosed, to facilitate accurate reporting.

Revenue:

PD revenue for the first six months of fiscal year 2016 of $197.8 million was flat with the prior year, but increased 3% excluding the unfavorable impact of foreign exchange. The increase on a currency neutral basis was driven by growth in Talent Solutions, partially offset by a decline in Knowledge Services.

Knowledge Services revenue decreased 6% to $145.6 million, or 3% excluding the unfavorable impact of foreign exchange.  The decrease was mainly driven by lower revenue from Print ($5 million) and Digital Books ($2 million) and Other Knowledge Services Revenue ($1 million), partially offset by growth in Online Test Preparation and Certification ($3 million). Print and Digital Books results reflected reductions in business and education titles, partially offset by lower sales returns. The increase in Online Test Preparation and Certification was driven by new editions of GMAT titles and growth in proprietary sales of the Company’s CPA and CFA products.  The decline in Other Knowledge Services was driven by lower revenue from the licensing of intellectual content.

Talent Solutions revenue increased 20% to $52.2 million, or 25% excluding the unfavorable impact of foreign exchange.  Revenue from the Company’s recently acquired Corporate Learning company, CrossKnowledge, increased $10.3 million on a currency neutral basis. The increase was due to two additional reported months of revenue over fiscal year 2015 ($5.2 million) and organic growth ($5.1 million) reflecting new customers and renewals for existing customers. Assessment revenue growth ($1 million) reflected higher post-hire assessment revenue offsetting an expected decline in pre-hire assessment revenue following portfolio actions to optimize longer-term profitable growth. Growth in EMEA region revenue presented below was principally due to CrossKnowledge.

Revenue by Region is as follows (in millions):
	For the Six Months
	Ended October 31,		% of	% change
	2015	2014	Revenue	w/o FX
Revenue by Region:
Americas	$145.0	$145.4	73%	0%
EMEA	42.6	41.6	22%	13%
Asia-Pacific	10.2	11.0	5%	3%
Total Revenue	$197.8	$198.0	100%	3%

Cost of Sales:

Cost of Sales for the first six months of fiscal year 2016 decreased 9% to $52.3 million, or 6% excluding the favorable impact of foreign exchange.  The decrease was mainly driven by lower cost digital products ($2 million); lower royalty costs due to mix ($1 million); lower inventory obsolescence provisions ($1 million) and lower sales volume ($1 million), partially offset by the impact of two additional months of costs reported for CrossKnowledge ($1 million).

Gross Profit:

Gross Profit Margin increased by 250 basis points to 73.6% in the first six months of fiscal year 2016.  The improvement was mainly driven by higher margin digital revenue (120 bps); lower royalty costs due to mix (50 bps) and other (80 bps), mainly lower inventory obsolescence provisions.

Direct Expenses and Amortization:

Direct Expenses for the first six months of fiscal year 2016 decreased 12% to $56.2 million, or 7% excluding the favorable impact of foreign exchange.  The reduction was driven by restructuring and other cost savings ($12 million) and lower process reengineering consulting costs ($1 million), partially offset by costs from Corporate Learning (CrossKnowledge). The increase in direct expenses for Corporate Learning included approximately $4 million related to two additional months of financial results in the current fiscal year-to-date period. Amortization of Intangibles of $6.3 million was flat with the prior year.

Contribution to Profit:

Contribution to Profit for the six months ending October 31, 2015 was $37.8 million compared to $17.3 million in the prior year period. The improvement was mainly driven by restructuring and other cost savings, gross margin improvement and lower allocated shared service costs. Contribution Margin for the six month period ending October 31, 2015 increased from 8.7% to 19.1%.

	For the Six Months
	Ended October 31,			% change
EDUCATION:	2015	2014	% change	w/o FX (a)
Revenue:
Books:
Print Textbooks	$65,603	$86,235	-24%	-20%
Digital Books	14,643	14,204	3%	9%
	80,246	100,439	-20%	-16%

Custom Materials	35,033	35,972	-3%	-3%

Course Workflow Solutions (WileyPLUS)	19,466	19,714	-1%	2%

Online Program Management (Deltak)	43,697	35,936	22%	22%

Other Education Revenue	4,292	5,139	-16%	-16%

Total Revenue	$182,734	$197,200	-7%	-5%

Cost of Sales	(53,891)	(59,859)	-10%	-8%

Gross Profit	128,843	137,341	-6%	-3%
Gross Profit Margin	70.5%	69.6%

Direct Expenses	(64,749)	(63,223)	2%	5%
Amortization of Intangibles	(4,763)	(4,763)	0%	0%
Restructuring Charges (see Note 7)	(194)	(51)

Direct Contribution to Profit	$59,137	$69,304	-15%	-11%
Direct Contribution Margin	32.4%	35.1%

Shared Service Costs:
Distribution and Operation Services	(7,165)	(6,545)	9%	16%
Technology and Content Management	(23,810)	(27,536)	-14%	-11%
Occupancy and Other	(8,095)	(6,798)	19%	22%

Contribution to Profit	$20,067	$28,425	-29%	-25%
Contribution Margin	11.0%	14.4%

(a) Adjusted to exclude the fiscal year 2016 and 2015 Restructuring Charges

Revenue:

Education revenue for the first six months of fiscal year 2016 decreased 7% to $182.7 million, or 5% excluding the unfavorable impact of foreign exchange. Print Textbooks decreased 20% to $65.6 million and Custom Materials decreased 3% to $35.0 million on a currency neutral basis due to lower enrollments, increased penetration by rental, channel inventory consumption, and fewer adoptions. Digital books grew 9% to $14.6 million on a currency neutral basis. Other Education Revenue decreased 16% to $4.3 million principally due to lower revenue from the licensing of intellectual property, principally textbook content.

Revenue from Online Program Management (Deltak) grew 22% to $43.7 million reflecting an increase in institutional partners and programs generating revenue.  As of October 31, 2015, Deltak had 39 university partners and 216 programs under contract compared to 200 programs as of April 30 2015, representing a 19% increase since October 31, 2014. Revenue generating programs increased 8% to 169 programs since October 31, 2014.

Revenue by Region is as follows (in millions):
	For the Six Months
	Ended October 31,		% of	% change
	2015	2014	Revenue	w/o FX
Revenue by Region:
Americas	$153.9	$161.8	84%	-4%
EMEA	9.0	10.8	5%	-13%
Asia-Pacific	19.8	24.6	11%	-6%
Total Revenue	$182.7	$197.2	100%	-5%

Cost of Sales:

Cost of Sales for the first six months of fiscal year 2016 decreased 10% to $53.9 million, or 8% excluding the favorable impact of foreign exchange. The decrease was mainly driven by lower sales volume ($5 million) and savings from procurement initiatives ($2 million), partially offset by higher inventory obsolescence provisions ($1 million) and higher Online Program Management (Deltak) costs due to program growth ($2 million).

Gross Profit:

Gross Profit Margin for the first six months of fiscal year 2016 increased 90 basis points to 70.5% due to savings from procurement initiatives (90 bps) and higher margin Online Program Management (Deltak) revenue growth (60 bps), partially offset by higher inventory obsolescence provisions (60 bps).

Direct Expenses and Amortization:

Direct Expenses increased 2% to $64.7 million, or 5% excluding the favorable impact of foreign exchange. The increase was mainly driven by investments in Online Program Management (Deltak) programs ($7 million), partially offset by lower bad debt provisions ($1 million); lower accrued incentive compensation ($1 million); lower third party marketing costs ($1 million) and cost savings from restructuring ($1 million). Amortization of Intangibles was $4.8 million and flat to prior year.

Contribution to Profit

Contribution to Profit for the six months ending October 31, 2015 decreased 29% to $20.1 million, or 25% excluding the current and prior year Restructuring Charges and the unfavorable impact of foreign exchange. The decline was mainly driven by lower revenue, partially offset by restructuring and other cost savings. Contribution Margin was 11.0% compared to 14.4% in the prior year period.

SHARED SERVICES AND ADMINISTRATIVE COSTS:

As part of Wiley’s restructuring and reorganization program the Company consolidated certain decentralized business functions (Sales Support, Marketing Services, etc.) into global shared service functions. These newly centralized service groups enable significant cost reduction opportunities, including efficiencies gained from standardized technology and centralized management. The cost of these functions were previously reported as direct operating expenses in each business segment but are now reported within the shared service functions and then allocated to each business segment. As a result, prior year amounts have been restated to reflect the same methodology. The Company uses occupied square footage of space; number of employees; units shipped; specific identification/activity-based; gross profit; revenue and number of invoices to allocate shared service costs to each business segment.

	For the Six Months
	Ended October 31,			% change
	2015	2014	% change	w/o FX (a)

Distribution and Operation Services	$41,376	$46,540	-11%	-6%
Technology and Content Management	123,194	122,128	1%	5%
Finance	24,492	26,308	-7%	-2%
Other Administration	59,519	56,947	5%	9%
Restructuring Charges (Credits) (see Note 7)	5,854	(266)
Total	$254,435	$251,657	1%	3%

(a) Adjusted to exclude the fiscal year 2016 and 2015 Restructuring Charges (Credits)

Shared Services and Administrative Costs for the first six months of fiscal year 2016 increased 1% to $254.4 million, or 3% on a currency neutral basis and excluding the current and prior year Restructuring Charges (Credits). Lower Distribution and Operation Services costs reflect restructuring and other cost savings ($2 million) and lower journal shipping and handling costs due to increased digital sales ($1 million). Technology and Content Management increased mainly due to incremental investments in the Company’s Enterprise Resource Planning and related systems ($8 million); investments in Corporate Learning (CrossKnowledge) and Online Program Management (Deltak) programs ($2 million), and higher license, maintenance and hosting costs ($3 million), partially offset by restructuring and other cost savings ($8 million). Other Administration costs increased mainly due to higher employment costs ($3 million); Online Program Management (Deltak) program growth ($1 million) and higher process reengineering consulting costs ($1 million).  Total Shared Services and Administrative Costs for the first six months of fiscal year 2016 include approximately $2.2 million related to two additional months of results reported in the current fiscal year for the Company’s recent acquisition, CrossKnowledge. Through October 31, 2014, financial results for CrossKnowledge were reported on a two-month lag, as previously disclosed, to facilitate accurate reporting.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Cash and Cash Equivalents balance was $308.2 million at the end of the second quarter of fiscal year 2016, compared with $198.9 million a year earlier. Cash Used for Operating Activities in the first six months of fiscal year 2016 increased $32.4 million over the first six months of fiscal year 2015 to $126.5 million principally due to changes in operating assets and liabilities ($22 million), lower cash earnings and higher restructuring payments ($2 million), partially offset by lower royalty advance payments ($2 million). The higher use of cash from other operating assets and liabilities was mainly driven by lower accounts payable due to the timing of vendor payments and cost reduction initiatives ($35 million); lower accrued royalties mainly due to lower book revenue ($14 million) and increased pension plan contributions ($6 million), partially offset by lower trade receivables due to lower book revenue ($15 million); lower incentive compensation payments ($12 million) and lower income tax payments ($7 million).

Cash Used for Investing Activities for the first six months of fiscal year 2016 was $82.9 million compared to $217.6 million in the prior year.  The first six months of fiscal year 2015 includes the acquisition of CrossKnowledge for approximately $166 million in cash, net of cash acquired.  The acquisition was funded through the use of the existing credit facilities and available cash and did not have an impact on the Company’s ability to meet other operating, investing and financing needs.  Acquisitions in fiscal year 2016 mainly reflect the acquisition of publication rights for society journals. During the first six months of fiscal year 2015, the Company received $1.1 million of escrow proceeds from the sale of certain consumer publishing assets in fiscal year 2013 which represented the final amounts due to the Company from the sale of those assets.

Composition spending was $20.0 million in the first six months of fiscal year 2016 compared to $16.9 million in the prior year. The increase mainly reflects CrossKnowledge post-acquisition product development costs to drive business growth.  Cash used for technology, property and equipment was $46.2 million in the first six months of fiscal year 2016, an increase over the prior year period of $16.6 million mainly reflecting incremental investment in the Company’s Enterprise Resource Planning and related systems ($13 million) and other technology infrastructure.

Cash Provided by Financing Activities was $60.4 million in the first six months of fiscal year 2016, as compared to $33.6 million in the prior year. The Company’s net debt (debt less cash and cash equivalents) decreased $19.8 million from the prior year. During the first six months of fiscal year 2016, net debt borrowings were $139.0 million compared to $97.0 million in the prior year.  On August 6, 2015, the Company amended its December 22, 2014 364-day U.S. dollar revolving credit facility reinstated every 30 days with Santander Bank, N.A. by increasing the facility to $100 million from $50 million. The additional $50 million was drawn during August and used to repay a portion of the senior revolving credit facility. The total notional amount of the interest rate swap agreements associated with the Company’s revolving credit facility was $300 million as of October 31, 2015.

In the first six months of fiscal year 2016, the Company repurchased 868,137 shares of common stock at an average price of $51.49 compared to 732,502 shares at an average price of $56.70 in the prior year.  In fiscal year 2016, the Company increased its quarterly dividend to shareholders by 3% to $0.30 per share versus $0.29 per share in the prior year. Lower proceeds from the exercise of stock options mainly reflected lower stock option exercises in the first six months of fiscal year 2016 compared to the prior year.

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

Cash and Cash Equivalents held outside the U.S. were approximately $284.7 million as of October 31, 2015. The balances in equivalent U.S. dollars were comprised primarily of pound sterling ($154.8 million), euros ($50.7 million), Australian dollars ($35.0 million), Singapore dollars ($13.8 million), U.S. dollars ($8.3 million) and other ($22.0 million). Maintenance of these cash and cash equivalent balances outside the U.S. does not have a material impact on the liquidity or capital resources of the Company’s global, including U.S., operations.  Cash and cash equivalent balances outside the U.S. may be subject to U.S. taxation, if repatriated. The Company intends to reinvest cash outside the U.S. except in instances where repatriating such earnings would result in no additional income tax.  Accordingly, the Company has not accrued for U.S. income tax on the repatriation of non-U.S. earnings.  It is not practical to determine the U.S. income tax liability that would be payable if such cash and cash equivalents were not indefinitely reinvested.

As of October 31, 2015, the Company had approximately $889 million of debt outstanding and approximately $209 million of unused borrowing capacity under its Revolving Credit and other facilities.  The Company believes that its operating cash flow, together with its revolving credit facilities and other available debt financing, will be adequate to meet its operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair its ability to access these markets on terms commercially acceptable.  The Company does not have any off-balance-sheet debt.

The Company’s working capital can be negative due to the seasonality of its businesses. The primary driver of the negative working capital is unearned deferred revenue related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by the Company for a number of purposes including acquisitions; debt repayments; funding operations; dividend payments; and purchasing treasury shares. The deferred revenue will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of October 31, 2015 include $150.7 million of such deferred subscription revenue for which cash was collected in advance.

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

Interest Rates

The Company had $889.0 million of variable rate loans outstanding at October 31, 2015, which approximated fair value.

On August 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.65% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a two-year period ending August 15, 2016. As of October 31, 2015, the notional amount of the interest rate swap was $150.0 million.

On January 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.47% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a two-year period ending January 15, 2016. As of October 31, 2015, the notional amount of the interest rate swap was $150.0 million.

On March 30, 2012, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company paid a fixed rate of 0.645% and received a variable rate of interest based on one month LIBOR (as defined) from the counterparty which was reset every month for a three-year period ending March 31, 2015. As of October 31, 2014, the notional amount of the interest rate swap was $150.0 million.

It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.  During the three and six months ended October 31, 2015, the Company recognized losses on its hedge contracts of approximately $0.3 million and $0.6 million, respectively, which are reflected in Interest Expense in the Condensed Consolidated Statements of Income.  At October 31, 2015, the fair value of the outstanding interest rate swaps was a deferred loss of $0.4 million which was recorded in Other Accrued Liabilities. On an annual basis, a hypothetical one percent change in interest rates for the $589.0 million of unhedged variable rate debt as of October 31, 2015 would affect net income and cash flow by approximately $3.7 million.

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

The Company’s significant investments in non-US businesses are exposed to foreign currency risk. Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment.  During the three and six months ended October 31, 2015, the Company recorded foreign currency translation (losses) gains in Other Comprehensive Income of approximately $(14.2) million and $4.9 million, respectively. The loss for the three months ended October 31, 2015 was primarily as a result of the strengthening of the U.S. dollar relative to the British pound sterling, while the gain for the six months ended October 31, 2015 was mainly due to the weakening of the U.S. dollar relative to the British pound sterling and the euro.

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

The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Gains and Losses on the Condensed Consolidated Statements of Income, and carried at their fair value on the Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Gains and Losses. The Company did not maintain any open forward contracts as of October 31, 2015.  During the three and six months ended October 31, 2015, the Company did not designate any forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities.

Sales Return Reserves

The estimated allowance for print book sales returns is based upon historical return patterns, as well as current market trends in the businesses in which we operate. Associated with the estimated sales return reserves, the Company also includes a related reduction in inventory and royalty costs as a result of the expected returns.

Net print book sales return reserves amounted to $31.2 million, $39.9 million and $25.3 million as of October 31, 2015 and 2014, and April 30, 2015, respectively. The reserves are reflected in the following accounts of the Condensed Consolidated Statements of Financial Position – increase (decrease):

	October 31, 2015	October 31, 2014	April 30, 2015
Accounts Receivable	$(45,688)	$(57,647)	$(37,300)
Inventories	7,513	9,420	6,555
Accounts and Royalties Payable	(6,954)	(8,368)	(5,405)
Decrease in Net Assets	$(31,221)	$(39,859)	$(25,340)

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

Swets Information Services, a global library subscription agent based in Amsterdam, declared bankruptcy in September 2015. While the bankruptcy had no material impact on the Company’s financial statements, future sourcing of journal subscriptions may be temporarily impacted. The negative impact to calendar year 2015 journal subscription revenue is expected to be on the order of $5 million.

The Company’s book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 9% of total annual consolidated revenue and 18% of accounts receivable at October 31, 2015, the top 10 book customers account for approximately 19% of total annual consolidated revenue and approximately 41% of accounts receivable at October 31, 2015.

The European Union, Canada and United States have imposed sanctions on business relationships with Iran, including restrictions on financial transactions and prohibitions on direct and indirect trading with listed “designated persons.”  In the first six months of fiscal year 2016, the Company recorded revenue and net profits of approximately $0.5 million and $0.1 million, respectively, related to the sale of scientific and medical content to certain publicly funded universities, hospitals and institutions that meet the definition of the “Government of Iran” as defined under section 560.304 of title 31, Code of Federal Regulations.  The Company has assessed its business relationship and transactions with Iran and believes it is in compliance with the regulations governing the sanctions. The Company intends to continue in these or similar sales as long as they continue to be consistent with all applicable sanction-related regulations.

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

There were no changes in the Company’s internal controls over financial reporting during the second quarter of fiscal year 2016 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no significant developments related to legal proceedings during the second quarter of fiscal year 2016. For information regarding legal proceedings, see the Company’s Form 10-K for the fiscal year ended April 30, 2015 Note 16 Commitment and Contingencies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of fiscal year 2016, the Company made the following purchases of Class A Common Stock under its stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program
August 2015	81,802	50.53	81,802	1,866,918
September 2015	259,410	50.06	259,410	1,607,508
October 2015	296,505	50.12	296,505	1,311,003
Total	637,717	50.15	637,717

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

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

32.2 – 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

101.INS – XBRL Instance Document*

101.SCH – XBRL Taxonomy Extension Schema Document*

101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB – XBRL Taxonomy Extension Label Linkbase Document*

101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF – XBRL Taxonomy Extension Definition Linkbase Document*

(b)	The following reports on Form 8-K were submitted to the Securities and Exchange Commission since the filing of the Company’s 10-Q on September 9, 2015:

i.	Earnings release on the second quarter fiscal year 2016 results issued on Form 8-K dated December 8, 2015 which included the condensed financial statements of the Company.

ii.	Results of Vote of Security Holders at the Annual meeting of the Company’s shareholders held on October 1, 2015, issued on form 8-K filed October 13, 2015.

iii.	Announcement of Appointment of Director Laurie A. Leshin issued on Form 8-K filed November 16, 2015

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

Dated: December 10, 2015