Form 10-Q
period 2016-02-29
WILEY JOHN & SONS, INC.
filed 2016-03-10
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended January 31, 2016

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
YES [ ] NO [X]

The number of shares outstanding of each of the Registrant’s classes of Common Stock as of February 29, 2016 were:

Class A, par value $1.00 – 48,247,517
Class B, par value $1.00 – 9,478,190

This is the first page of a 49 page document

JOHN WILEY & SONS, INC.

INDEX

PART I	-	FINANCIAL INFORMATION	PAGE NO.

Item 1.		Financial Statements

		Condensed Consolidated Statements of Financial Position - Unaudited as of January 31, 2016 and 2015, and April 30, 2015	3

		Condensed Consolidated Statements of Income - Unaudited for the three and nine months ended January 31, 2016 and 2015	4

		Condensed Consolidated Statements of Comprehensive Income (Loss) - Unaudited for the three and nine months ended January 31, 2016 and 2015	5

		Condensed Consolidated Statements of Cash Flows – Unaudited for the nine months ended January 31, 2016 and 2015	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-18

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-39

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	40-42

Item 4.		Controls and Procedures	42

PART II	-	OTHER INFORMATION

Item 1.		Legal Proceedings	43

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 6.		Exhibits and Reports on Form 8-K	44

SIGNATURES AND CERTIFICATIONS			45-49

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands)

	January 31,		April 30,
	2016	2015	2015
	(Unaudited)	(Unaudited)
Assets:
Current Assets
Cash and cash equivalents	$535,859	$260,215	$457,441
Accounts receivable	235,806	220,311	147,183
Inventories	53,747	65,027	63,779
Prepaid and other	71,529	68,369	72,516
Total Current Assets	896,941	613,922	740,919

Product Development Assets	73,906	71,124	69,589
Technology, Property & Equipment	207,515	187,643	193,010
Intangible Assets	872,224	933,299	917,621
Goodwill	938,796	964,818	962,367
Income Tax Deposits	59,591	60,133	57,098
Other Assets	65,435	63,069	63,639
Total Assets	$3,114,408	$2,894,008	$3,004,243

Liabilities & Shareholders' Equity:
Current Liabilities
Short-term debt	$150,000	$100,000	$100,000
Accounts and royalties payable	205,724	202,173	161,465
Deferred revenue	305,541	307,783	372,051
Accrued employment costs	82,400	79,063	93,922
Accrued income taxes	10,023	9,450	9,484
Accrued pension liability	4,590	4,567	4,594
Other accrued liabilities	68,658	61,025	62,167
Total Current Liabilities	826,936	764,061	803,683

Long-Term Debt	814,728	588,111	650,090
Accrued Pension Liability	185,976	144,818	209,727
Deferred Income Tax Liabilities	192,220	222,922	198,947
Other Long-Term Liabilities	78,465	89,016	86,756

Shareholders’ Equity
Class A & Class B Common Stock	83,190	83,190	83,190
Additional paid-in-capital	365,770	351,715	353,018
Retained earnings	1,656,392	1,567,544	1,597,439
Accumulated other comprehensive loss	(458,328)	(343,255)	(406,633)
Treasury stock	(630,941)	(574,114)	(571,974)
Total Shareholders’ Equity	1,016,083	1,085,080	1,055,040
Total Liabilities & Shareholders' Equity	$3,114,408	$2,894,008	$3,004,243

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(In thousands except per share information)

	For The Three Months		For The Nine Months
	Ended January 31,		Ended January 31,
	2016	2015	2016	2015

Revenue	$436,393	$465,905	$1,292,736	$1,380,794

Costs and Expenses
Cost of sales	120,226	124,245	356,719	382,839
Operating and administrative expenses	250,656	250,479	733,141	755,541
Restructuring charges	13,713	24,034	20,832	23,879
Amortization of intangibles	12,179	13,105	37,251	38,859
Total Costs and Expenses	396,774	411,863	1,147,943	1,201,118

Operating Income	39,619	54,042	144,793	179,676

Interest Expense	(4,590)	(4,365)	(12,487)	(13,015)
Foreign Exchange Transaction Gain	1,431	2,783	1,389	2,828
Interest Income and Other	786	800	2,094	2,218

Income Before Taxes	37,246	53,260	135,789	171,707
Provision For Income Taxes	1,728	10,712	24,214	41,736

Net Income	$35,518	$42,548	$111,575	$129,971

Earnings Per Share
Diluted	$0.61	$0.72	$1.90	$2.18
Basic	$0.62	$0.73	$1.92	$2.21

Cash Dividends Per Share
Class A Common	$0.30	$0.29	$0.90	$0.87
Class B Common	$0.30	$0.29	$0.90	$0.87

Average Shares
Diluted	58,204	59,343	58,711	59,632
Basic	57,678	58,517	58,192	58,813

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – UNAUDITED
(In thousands)

	For The Three Months		For The Nine Months
	Ended January 31,		Ended January 31,
	2016	2015	2016	2015

Net Income	$35,518	$42,548	$111,575	$129,971

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(66,066)	(99,306)	(61,202)	(166,094)
Unamortized retirement costs, net of tax provision of $2,349, $2,293, $2,659 and $4,559, respectively	6,996	6,450	9,277	13,000
Unrealized gain on interest rate swaps, net of tax provision of $67, $55, $141, and $56, respectively	109	91	230	130
Total Other Comprehensive Income (Loss)	(58,961)	(92,765)	(51,695)	(152,964)

Comprehensive Income (Loss)	$(23,443)	$(50,217)	$59,880	$(22,993)

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW – UNAUDITED
(In thousands)
	For The Nine Months
	Ended January 31,
	2016	2015
Operating Activities
Net income	$111,575	$129,971
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	37,251	38,859
Amortization of composition costs	30,047	30,695
Depreciation of technology, property and equipment	50,820	46,225
Restructuring charges	20,832	23,879
Restructuring payments	(24,809)	(25,473)
Deferred Income Tax Benefit on U.K. rate change	(5,859)	-
Stock-based compensation expense	12,292	11,778
Excess tax benefit from stock-based compensation	(517)	(2,487)
Royalty advances	(79,026)	(77,265)
Earned royalty advances	71,761	77,755
Other non-cash charges	15,492	30,407
Change in deferred revenue	(57,959)	(62,822)
Net change in operating assets and liabilities	(65,289)	(67,371)
Cash Provided by Operating Activities	116,611	154,151
Investing Activities
Composition spending	(28,627)	(26,872)
Additions to technology, property and equipment	(69,048)	(47,293)
Acquisitions, net of cash acquired	(17,972)	(172,661)
Escrowed proceeds from sale of consumer publishing programs	-	1,100
Cash Used for Investing Activities	(115,647)	(245,726)
Financing Activities
Repayments of long-term debt	(158,861)	(550,083)
Borrowings of long-term debt	323,500	435,700
Borrowings of short-term debt	50,000	100,000
Change in book overdrafts	(3,287)	(8,742)
Cash dividends	(52,612)	(51,491)
Purchase of treasury stock	(59,704)	(61,981)
Proceeds from exercise of stock options and other	556	24,492
Excess tax benefit from stock-based compensation	517	2,487
Cash Provided by (Used for) Financing Activities	100,109	(109,618)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(22,655)	(24,969)
Cash and Cash Equivalents
Increase (Decrease) for the Period	78,418	(226,162)
Balance at Beginning of Period	457,441	486,377
Balance at End of Period	$535,859	$260,215
Cash Paid During the Period for:
Interest	$11,028	$11,267
Income taxes, net	$31,504	$35,061

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, results of operations, comprehensive income (loss) and cash flows for the periods presented. Operating results for the interim period are not necessarily indicative of the results expected for the full year. Through October 31, 2014, financial results for the Company’s recent acquisition, CrossKnowledge Group Ltd. (“CrossKnowledge”) were reported on a two-month lag, as previously disclosed, to facilitate accurate reporting. As a result, the prior year reporting results reflect five and nine months of CrossKnowledge results for the quarter and year-to-date periods ending January 31, 2015, respectively. As of January 31, 2015, reported financial results for CrossKnowledge were current. These financial statements should be read in conjunction with the most recent audited financial statements included in the Company’s Form 10-K for the fiscal year ended April 30, 2015.

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

In April 2015, the FASB issued ASU 2015-05 "Intangibles- Goodwill and Other- Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in Cloud Computing Arrangements" (“ASU 2015-05”). Cloud computing arrangements represent the delivery of hosted services over the internet which include software, platforms, infrastructure and other hosting arrangements. The ASU provides criteria to determine whether the cloud computing arrangement includes a software license. If the criteria are met, the customer will capitalize the fee attributable to the software license portion of the arrangement as internal-use software. If the arrangement does not include a software license, it should be treated as a service contract and expensed as services are received. The standard is effective for the Company on May 1, 2016 with early adoption permitted. An entity can elect to adopt either prospectively for all arrangements entered into or materially modified after the effective date or retrospectively. The Company intends to adopt the guidance on a prospective basis as of May 1, 2016.

In November 2015, the FASB issued ASU 2015-17 “Income Taxes- Balance Sheet Classification of Deferred Taxes”.  To simplify the presentation of deferred income taxes, the amendments in this update require that all deferred tax liabilities and assets, including those previously classified as current, be classified as noncurrent in a classified statement of financial position. The amendments in this Update will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS).  The standard is effective for the company May 1, 2017 with early adoption permitted. The Company is currently assessing the impact the new guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 "Leases (Topic 842)”.  ASU 2016-02 requires lessees to recognize most leases on the balance sheet which will result in an increase in reported assets and liabilities. The recognition of expenses within the income statement is consistent with the existing lease accounting standards.  There are no significant changes in the new standard for lessors under operating leases.  The standard is effective for the Company on May 1, 2019 with early adoption permitted. Adoption requires application of the new guidance for all periods presented.  The Company is currently assessing the impact the new guidance will have on its consolidated financial statements.

3.	Share-Based Compensation

The Company has share-based compensation plans under which employees may be granted options to purchase shares of Company common stock at the fair market value at the time of grant. In addition to stock options, the Company grants performance-based stock awards and other restricted stock awards to certain employees. The Company recognizes the grant date fair value of share-based compensation in net income on a straight-line basis over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established three years in advance. For the three months ended January 31, 2016 and 2015, the Company recognized share-based compensation expense, on a pre-tax basis, of $4.2 million and $3.7 million, respectively. For the nine months ended January 31, 2016 and 2015, the Company recognized share-based compensation expense, on a pre-tax basis, of $12.3 million and $11.8 million, respectively.

The following table provides share-based compensation data for awards granted by the Company:
	For the Nine Months Ended January 31,
	2016	2015
Restricted Stock:
Awards granted (in thousands)	289	306
Weighted average fair value of grant	$55.91	$59.63

Stock Options:
Awards granted (in thousands)	160	188
Weighted average fair value of grant	$14.77	$16.97

The weighted average Black-Scholes fair value assumptions for stock option grants are as follows:
	For the Nine Months Ended January 31,
	2016	2015
Expected life of options (years)	7.2	7.2
Risk-free interest rate	2.1%	2.2%
Expected volatility	29.7%	30.9%
Expected dividend yield	2.1%	1.9%
Fair value of common stock on grant date	$55.99	$59.70

4.     Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by component, net of tax, for the three and nine months ended January 31, 2016 and 2015 were as follows (in thousands):

	Foreign	Unamortized	Interest
	Currency	Retirement	Rate
	Translation	Costs	Swaps	Total

Balance at October 31, 2015	$(241,990)	$(157,153)	$(224)	$(399,367)
Other comprehensive income (loss) before reclassifications	(66,066)	6,182	(43)	(59,927)
Amounts reclassified from accumulated other comprehensive loss	-	814	152	966
Total other comprehensive income (loss)	(66,066)	6,996	109	(58,961)
Balance at January 31, 2016	$(308,056)	$(150,157)	$(115)	$(458,328)

Balance at April 30, 2015	$(246,854)	$(159,434)	$(345)	$(406,633)
Other comprehensive income (loss) before reclassifications	(61,202)	5,107	(271)	(56,366)
Amounts reclassified from accumulated other comprehensive loss	-	4,170	501	4,671
Total other comprehensive income (loss)	$(61,202)	$9,277	$230	$(51,695)
Balance at January 31, 2016	$(308,056)	$(150,157)	$(115)	$(458,328)

	Foreign	Unamortized	Interest
	Currency	Retirement	Rate
	Translation	Costs	Swaps	Total

Balance at October 31, 2014	$(133,452)	$(116,475)	$(563)	$(250,490)
Other comprehensive income (loss) before reclassifications	(99,306)	4,998	(215)	(94,523)
Amounts reclassified from accumulated other comprehensive loss	-	1,452	306	1,758
Total other comprehensive income (loss)	(99,306)	6,450	91	(92,765)
Balance at January 31, 2015	$(232,758)	$(110,025)	$(472)	$(343,255)

Balance at April 30, 2014	$(66,664)	$(123,025)	$(602)	$(190,291)
Other comprehensive income (loss) before reclassifications	(166,094)	8,439	(638)	(158,293)
Amounts reclassified from accumulated other comprehensive loss	-	4,561	768	5,329
Total other comprehensive income (loss)	(166,094)	13,000	130	(152,964)
Balance at January 31, 2015	$(232,758)	$(110,025)	$(472)	$(343,255)

During the three months ended January 31, 2016 and 2015, pre-tax actuarial losses included in Unamortized Retirement Costs of approximately $1.2 million and $2.1 million, respectively, were amortized from Accumulated Other Comprehensive Loss and recognized as pension expense in Operating and Administrative Expenses in the Condensed Consolidated Statements of Income. During the nine months ended January 31, 2016 and 2015, pre-tax actuarial losses of approximately $3.5 million and $6.0 million, respectively, were amortized.

5.     Reconciliation of Weighted Average Shares Outstanding and Share Repurchases

A reconciliation of the shares used in the computation of earnings per share follows (in thousands):
	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2016	2015	2016	2015

Weighted average shares outstanding	57,970	58,773	58,447	59,061
Less: Unearned restricted shares	(292)	(256)	(255)	(248)
Shares used for basic earnings per share	57,678	58,517	58,192	58,813
Dilutive effect of stock options and other stock awards	526	826	519	819
Shares used for diluted earnings per share	58,204	59,343	58,711	59,632

Since their inclusion in the calculation of diluted earnings per share would have been anti-dilutive, options to purchase 1,251,648 shares of Class A Common Stock have been excluded for both the three and nine months ended January 31, 2016, and 178,144 shares of Class A Common Stock have been excluded for the three and nine months ended January 31, 2015. In addition, for the three and nine months ended January 31, 2016, 10,640 and 64,200 unearned restricted shares have been excluded, respectively, as their inclusion would have been anti-dilutive. There were no unearned restricted shares excluded for the three and nine months ended January 31, 2015. During the three and nine months ended January 31, 2016, the Company repurchased 347,961 and 1,216,098 shares of common stock at an average price of $43.11 and $49.09, respectively.

6.     Acquisitions:

CrossKnowledge:

On May 1, 2014, the Company acquired CrossKnowledge Group Limited (“CrossKnowledge”) for approximately $166 million in cash, net of cash acquired. CrossKnowledge is a learning solutions provider focused on leadership and managerial skills development that offers subscription-based, digital learning solutions for global corporations, universities, and small and medium-sized enterprises. CrossKnowledge’s solutions include a variety of managerial and leadership skills assessments, courses, certifications, content and executive training programs that are delivered on a cloud-based LMS platform with over 19,000 learning objects in 17 languages. CrossKnowledge serves over five million end-users in 80 countries. Through October 31, 2014, financial results for CrossKnowledge were reported on a two-month lag, as previously disclosed, to facilitate accurate reporting.  As a result, the prior year reporting results reflect five and nine months of CrossKnowledge results for the quarter and year-to-date periods ending January 31, 2015, respectively. As of January 31, 2015 reported financial results for CrossKnowledge were current.

For the three months ended January 31, 2016 and 2015, CrossKnowledge’s revenue included in Wiley’s results was $13.0 million and $16.2 million, respectively, and CrossKnowledge’s operating loss was $1.6 million and $2.8 million, respectively. For the nine months ended January 31, 2016 and 2015, CrossKnowledge’s revenue included in Wiley’s results was $36.2 million and $31.5 million, respectively and CrossKnowledge’s operating loss was $3.9 million and $3.6 million, respectively.

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

The following tables summarize the pre-tax restructuring charges (credits) related to this program (in thousands):
					Cumulative
					Program
	For the Three Months		For the Nine Months		Charges
	Ended January 31,		Ended January 31,		to Date
	2016	2015	2016	2015
Charges (Credits) by Segment:
Research	$4,461	$4,507	$5,327	$4,322	$20,550
Professional Development	1,382	3,588	1,587	3,833	24,117
Education	1,020	1,033	1,214	1,084	4,793
Shared Services	6,850	14,906	12,704	14,640	67,350
Total	$13,713	$24,034	$20,832	$23,879	$116,810

Charges (Credits) by Activity:
Severance	$12,395	$11,962	$14,965	$12,605	$77,724
Process Reengineering Consulting	997	446	7,191	301	18,666
Other Activities	321	11,626	(1,324)	10,973	20,420
Total	$13,713	$24,034	$20,832	$23,879	$116,810

Other Activities reflects leased facility consolidations, contract termination costs and the curtailment of certain defined benefit pension plans. The credit in Other Activities in the nine months period ended January 31, 2016 above reflects true-ups to the previously estimated accrued restructuring charges.

The following table summarizes the activity for the Restructuring and Reinvestment Program liability for the nine months ended January 31, 2016 (in thousands):

				Foreign
				Translation &
	April 30, 2015	Charges	Payments	Reclassifications	January 31, 2016
Severance	$18,794	14,965	$(15,236)	$(258)	$18,265
Process Reengineering Consulting	-	7,191	(6,523)	-	668
Other Activities	11,859	(1,324)	(3,050)	(404)	7,081
Total	$30,653	20,832	$(24,809)	$(662)	$26,014

The restructuring liability for accrued Severance costs is reflected in Accrued Employment Costs in the Condensed Consolidated Statements of Financial Position while the Process reengineering consulting costs are reflected in Other Accrued Liabilities. Approximately $0.6 million and $6.5 million of the Other Activities are reflected in Other Accrued Liabilities and Other Long-Term Liabilities, respectively.

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

As part of Wiley’s Restructuring and Reinvestment Program, the Company consolidated certain decentralized business functions (Sales Support, Marketing Services, etc.) into global shared service functions. These newly centralized service groups enable significant cost reduction opportunities, including efficiencies gained from standardized technology and centralized management. The cost of these functions were previously reported as direct operating expenses in each business segment but are now reported within the shared service functions and then allocated to each business segment. In addition, the Company modified its product/service revenue categories for the Research segment. As a result, prior year amounts have been restated to reflect these same reporting methodologies.

Segment information is as follows (in thousands):
	For the Three Months		For the Nine Months
	Ended January 31,		Ended January 31,
	2016	2015	2016	2015
RESEARCH
Revenue	$224,719	$246,454	$700,497	$766,149

Direct Contribution to Profit	$92,730	$109,453	$310,424	$346,931
Allocated Shared Services and Administrative Costs:
Distribution and Operation Services	(9,511)	(10,722)	(29,775)	(34,141)
Technology and Content Management	(23,365)	(23,455)	(73,170)	(73,030)
Occupancy and Other	(6,954)	(7,547)	(21,911)	(21,854)
Contribution to Profit	$52,900	$67,729	$185,568	$217,906

PROFESSIONAL DEVELOPMENT
Revenue	$103,399	$108,587	$301,230	$306,581

Direct Contribution to Profit	$40,447	$35,698	$123,225	$106,207
Allocated Shared Services and Administrative Costs:
Distribution and Operation Services	(7,164)	(7,401)	(20,820)	(23,671)
Technology and Content Management	(10,345)	(12,496)	(30,403)	(35,668)
Occupancy and Other	(5,924)	(6,494)	(17,222)	(20,239)
Contribution to Profit	$17,014	$9,307	$54,780	$26,629

EDUCATION
Revenue	$108,275	$110,864	$291,009	$308,064

Direct Contribution to Profit	$44,397	$46,800	$103,534	$116,104
Allocated Shared Services and Administrative Costs:
Distribution and Operation Services	(4,111)	(3,341)	(11,276)	(9,886)
Technology and Content Management	(13,427)	(13,111)	(37,237)	(40,647)
Occupancy and Other	(3,579)	(3,690)	(11,674)	(10,488)
Contribution to Profit	$23,280	$26,658	$43,347	$55,083

Total Contribution to Profit	$93,194	$103,694	$283,695	$299,618
Unallocated Shared Services and Administrative Costs	(53,575)	(49,652)	(138,902)	(119,942)
Operating Income	$39,619	$54,042	$144,793	$179,676

The following table reflects total Shared Services and Administrative costs by function, which are allocated to business segments based on the methodologies described above:

	For the Three Months		For the Nine Months
	Ended January 31,		Ended January 31,
Total Shared Services and Administrative Costs:	2016	2015	2016	2015
Distribution & Operation Services	$20,877	$21,366	$62,253	$67,906
Technology & Content Management	66,751	60,765	189,945	182,893
Finance	12,608	12,991	37,100	39,299
Other Administration	30,869	27,881	90,388	84,828
Restructuring Charges (see Note 7)	6,850	14,906	12,704	14,640
Total	$137,955	$137,909	$392,390	$389,566

	For the Three Months		For the Nine Months
	Ended January 31,		Ended January 31,
Total Revenue by Product/Service:	2016	2015	2016	2015
Journal Revenue	$180,678	$205,807	$588,351	$649,827
Books and Custom Material	165,063	173,093	468,976	516,044
Online Program Management (Deltak)	26,056	23,045	69,753	58,981
Talent Solutions	26,121	29,086	78,343	72,702
Course Workflow Solutions (WileyPlus)	21,900	20,841	41,366	40,555
Other	16,575	14,032	45,947	42,684
Total	$436,393	$465,905	$1,292,736	$1,380,794

9.	Inventories

  Inventories were as follows (in thousands):

	As of January 31,		As of April 30,
	2016	2015	2015
Finished goods	$41,974	$48,212	$52,705
Work-in-process	6,937	6,884	6,552
Paper, cloth and other	4,520	5,485	4,676
	$53,431	$60,581	63,933
Inventory value of estimated sales returns	7,250	9,538	6,555
LIFO reserve	(6,934)	(5,092)	(6,709)
Total inventories	$53,747	$65,027	$63,779

10.   Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of January 31,		As of April 30,
	2016	2015	2015
Intangible assets with indefinite lives:
Brands and trademarks	$145,613	$151,933	$152,332
Content and publishing rights	83,821	87,280	83,972
	$229,434	$239,213	$236,304

Net intangible assets with determinable lives:
Content and publishing rights	$455,960	$490,478	$482,596
Customer relationships	171,496	185,291	181,272
Brands and trademarks	14,887	17,572	16,783
Covenants not to compete	447	745	666
	$642,790	$694,086	$681,317
Total	$872,224	$933,299	$917,621

11.   Income Taxes

The effective tax rate for the first nine months of fiscal year 2016 was 17.8% compared to 24.3% in the prior year.  During the first nine months of fiscal year 2016, the Company recorded non-cash deferred tax benefits of $5.9 million ($0.10 per share), principally associated with new tax legislation enacted in the third quarter of fiscal year 2016 in the United Kingdom (“U.K.”) that reduced the U.K. statutory income tax rates by 2%.  The benefits reflect the remeasurement of all applicable U.K. deferred tax balances to the new income tax rates of 19% effective April 1, 2017 and 18% effective April 1, 2020.  Excluding the impact of the deferred tax benefit described above, the Company’s effective tax rate decreased from 24.3% for the first nine months of fiscal year 2015 to 22.1% for the first nine months of fiscal year 2016 principally due to lower foreign tax rates and a tax reserve release, partially offset by a non-deductible loss on nonqualified retirement plan assets.

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

In May 2012, as part of its routine tax audit process, the German tax authorities filed a challenge to the Company’s tax position with respect to the amortization of certain stepped-up assets. The Company filed an appeal with the local finance court in September 2014. Under German tax law, the Company must pay all contested taxes and the related interest to have the right to defend its position. The Company has made all required payments to date with total deposits paid of 48 million euros through January 31, 2016. The Company expects that it will be required to deposit additional amounts up to 10 million euros plus interest for tax returns to be filed in future periods until the issue is resolved.

In October 2014, the Company received an unfavorable decision from the local finance court and is in the process of appealing the court decision. The Company’s management and its advisors continue to believe that the Company is “more likely than not” to successfully defend that the tax treatment was proper and in accordance with German tax regulations. As such, the Company has not recorded any charges related to the loss of the step-up benefit. The Company filed its appeal in January 2015. Resolution of the appeal is expected to take 18 to 24 months from January 2015. If the Company is ultimately successful, as expected, the tax deposits will be returned with 6% simple interest, based on current German legislation. As of January 31, 2016, the USD equivalent of the deposit and accrued interest was $59.6 million, which is recorded as Income Tax Deposits on the Condensed Consolidated Statements of Financial Position. The Company records the accrued interest at 6% within the Provision for Income Taxes in the Condensed Consolidated Statements of Income.

12.   Retirement Plans

The components of net pension expense for the Company’s global defined benefit plans were as follows (in thousands):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2016	2015	2016	2015
Service cost	$355	$1,516	$1,092	$4,657
Interest cost	7,477	8,039	22,739	23,228
Expected return on plan assets	(9,908)	(9,683)	(30,194)	(27,660)
Net amortization of prior service cost	(25)	22	(74)	77
Recognized net actuarial loss	1,171	2,075	3,558	5,855
Settlement	-	-	1,857	-
Net pension expense (credit)	$(930)	$1,969	$(1,022)	$6,157

The settlement noted above relates to a disability payment made subject to terms of the Company’s Supplemental Executive Retirement Plan. Employer defined benefit pension plan contributions were $3.0 million and $3.1 million for the three months ended January 31, 2016 and 2015, respectively, and $13.7 million and $8.1 million for the nine months ended January 31, 2016 and 2015, respectively. Contributions for employer defined contribution plans were approximately $3.6 million and $3.2 million for the three months ended January 31, 2016 and 2015, respectively, and $12.7 million and $12.1 million for the nine months ended January 31, 2016 and 2015, respectively.

13. Debt and Available Credit Facilities

On October 31, 2015, the Company renewed its U.S. dollar facility with TD Bank, N.A. which is equally ranked with the Company’s existing agreement with Bank of America - Merrill Lynch and The Royal Bank of Scotland plc, and Santander Bank. The agreement consists of a $50 million 364-day revolving credit facility. The facility has been fully drawn since inception. The borrowing rate is LIBOR plus an applicable margin ranging from 0.80% to 1.40%, and a facility fee will be due on any undrawn amounts ranging from 0.125% to 0.30%, both depending on the Company consolidated leverage ratio, as defined. The credit agreement contains certain restrictive covenants related to the Company’s consolidated leverage ratio and interest coverage ratio, which the Company was in compliance with as of January 31, 2016. The proceeds of this revolving credit facility were used to pay a portion of the Company’s existing revolving credit facility and meet seasonal operating cash requirements.

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

See Subsequent Event Footnote (Note 16) for information on the Company’s recent debt refinancing.

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

Interest Rate Contracts:

The Company had $964.7 million of variable rate loans outstanding at January 31, 2016, which approximated fair value.

On August 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.65% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a two-year period ending August 15, 2016. As of January 31, 2016, the notional amount of the interest rate swap was $150.0 million.

On January 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement which expired on January 15, 2016, the Company paid a fixed rate of 0.47% and received a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which was reset every month for a two-year period. As of January 31, 2015, the notional amount of the interest rate swap was $150.0 million.

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

The Company records the fair value of its interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of January 31, 2016 and 2015 and April 30, 2015 was a deferred loss of $0.2 million, $0.8 million, and $0.6 million, respectively. The entire deferred loss of $0.2 million as of January 31, 2016 was recorded in Other Accrued Liabilities. Based on the maturity dates of the contracts, approximately $0.4 million and $0.2 million of the deferred losses as of January 31, 2015 and April 30, 2015 were recorded in Other Accrued Liabilities, respectively, with the remaining deferred losses in each period of $0.4 million and $0.4 million recorded in Other Long-Term Liabilities, respectively. The pre-tax losses that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the nine months ended January 31, 2016 and 2015 were $0.8 million and $1.3 million, respectively.

Foreign Currency Contracts:

The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Gains in the Condensed Consolidated Statements of Income, and carried at their fair value in the Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Gains (Losses). The Company did not maintain any open forward contracts as of January 31, 2016 or April 30, 2015. As of January 31, 2015, the Company maintained two open forward contracts with notional amounts of 75 million Euros and 103 million pounds sterling. During the first nine months of fiscal years 2016 and 2015, the Company did not designate any forward contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities.

As of January 31, 2015, the fair value of the open forward exchange contract was a loss of approximately $8.8 million and recorded within the Other Accrued Liabilities line item in the Condensed Consolidated Statements of Financial Position. The fair value was measured on a recurring basis using Level 2 inputs. For the three and nine months ended January 31, 2015, the losses recognized on the forward contracts were $4.6 million and $8.8 million, respectively.

15. Commitment and Contingencies

Over the past few years, the Company has from time to time faced claims from photographers or agencies that the Company has used photographs without licenses or beyond licensed permissions.  The Company has insurance coverage for a significant portion of such claims.  The Company does not believe that its exposure to such claims either individually or in the aggregate is material.

16.	Subsequent Event

On March 1, 2016, the Company amended and extended its existing revolving credit agreement (“RCA”) with a syndicated bank group led by Bank of America. The existing RCA consisted of a $940 million senior revolving credit facility due on November 2, 2016. The new agreement consists of a $1.1 billion five-year senior revolving credit facility payable March 1, 2021. The proceeds of the amended facility will be used for general corporate purposes including seasonal operating cash requirements, and strategic acquisitions. Due to the refinancing, the Company has continued to classify amounts outstanding under its existing RCA as of January 31, 2016 as long-term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – THIRD QUARTER ENDED JANUARY 31, 2016

Throughout this report, references to variances “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses. Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location. For the third quarters of fiscal years 2016 and 2015, the average exchange rates to convert British pounds sterling to U.S. dollars were 1.49 and 1.56, respectively; the average exchange rates to convert euros into U.S. dollars were 1.08 and 1.22, respectively; and the average exchange rates to convert Australian dollars to U.S. dollars were 0.71 and 0.84, respectively. Unless otherwise noted, all variance explanations below are on a currency neutral basis.

Note: Through October 31, 2014, financial results for the Company’s recent acquisition, CrossKnowledge Group Ltd. (“CrossKnowledge”) were reported on a two-month lag, as previously disclosed, to facilitate accurate reporting.  As a result, the prior year reporting results reflect five and nine months of CrossKnowledge results for the quarter and year-to-date periods ending January 31, 2015, respectively. As of January 31, 2015, reported financial results for CrossKnowledge were current.

Revenue:

Revenue for the third quarter of fiscal year 2016 decreased 6% to $436.4 million, or 3% excluding the unfavorable impact of foreign exchange.  The decrease was mainly driven by the previously announced transition from issue-based to time-based digital journal subscription agreements for calendar year 2016 ($29 million) and a decline in print books ($11 million), partially offset by a $10 million journal backfile sale in the current year; growth in digital books ($7 million), including a $4 million digital book sale; Online Program Management (Deltak) growth ($3 million); and other ($7 million).

The transition to time-based digital journal subscription agreements shifted approximately $29 million of revenue from the third quarter of fiscal year 2016 to the remainder of calendar year 2016. As previously announced, the Company transitioned from issue-based to time-based digital journal subscription agreements for calendar year 2016. The change will have no impact on free cash flow.  The Company made these changes to simplify the contracting and administration of digital journal subscriptions.

Cost of Sales and Gross Profit:

Cost of sales for the third quarter of fiscal year 2016 decreased 3% to $120.2 million, but was flat excluding the favorable impact of foreign exchange. Lower accrued royalty costs due to the transition to time-based journal subscription agreements ($4 million) and cost savings from outsourcing and procurement initiatives ($2 million) were offset by higher sales volume ($3 million); higher royalty costs due to higher rates on society owned journals and mix ($3 million); and growth in Online Program Management (Deltak) partners and programs ($1 million).

Gross profit margin for the third quarter of fiscal year 2016 decreased 80 basis points to 72.5% mainly driven by the transition to time-based journal subscriptions.

Operating and Administrative Expenses:

Operating and administrative expenses for the third quarter of fiscal year 2016 of $250.7 million were flat with the prior year, but increased 3% excluding the favorable impact of foreign exchange.  The increase reflects technology investments ($8 million), including approximately $5 million for the Company’s Enterprise Resource Planning and related systems; growth in Corporate Learning (CrossKnowledge) ($4 million); and student recruitment costs to support new Online Program Management (Deltak) programs ($4 million); higher legal provisions ($2 million); a decline in the market value of nonqualified retirement plan assets ($2 million) and higher accrued employment costs ($2 million). Partially offsetting the increase were restructuring and other cost savings initiatives ($7 million); the impact of two additional months of financial results included in the prior year for CrossKnowledge ($6 million); and editorial costs ($1 million).

Restructuring Charges:

In the third quarters of fiscal years 2016 and 2015,  the Company recorded pre-tax restructuring charges of $13.7 million ($0.16 per share) and $24.0 million ($0.28 per share), respectively, which are described in more detail below.

The following table summarizes the pre-tax restructuring charges related to the Restructuring and Reinvestment program, which are reflected in Restructuring Charges in the Condensed Consolidated Statements of Income (in thousands):

	For the Three Months		Cumulative Program
	Ended January 31,		Charges to Date
	2016	2015
Charges by Segment:
Research	$4,461	$4,507	$20,550
Professional Development	1,382	3,588	24,117
Education	1,020	1,033	4,793
Shared Services	6,850	14,906	67,350
Total	$13,713	$24,034	$116,810

Charges by Activity:
Severance	$12,395	$11,962	$77,724
Process Reengineering Consulting	997	446	18,666
Other Activities	321	11,626	20,420
Total	$13,713	$24,034	$116,810

The restructuring charges recorded in the third quarter of fiscal year 2016 are expected to be fully recovered within the next 18 months.

Amortization of Intangibles:

Amortization of intangibles decreased $0.9 million in the third quarter of fiscal year 2016 mainly due to the effect of foreign exchange.

Interest Expense/Income, Foreign Exchange and Other:

Interest expense for the third quarter of fiscal year 2016 increased $0.2 million to $4.6 million due to higher average debt balances outstanding, partially offset by a decrease in the Company’s average borrowing rate from 2.1% to 2.0%.  Foreign exchange transaction gains decreased from $2.8 million to $1.4 million in the third quarter of fiscal year 2016.

Provision for Income Taxes:

The effective tax rate for the third quarter of fiscal year 2016 was 4.6% compared to 20.1% in the prior year.  During the third quarter of fiscal year 2016, the Company recorded non-cash deferred tax benefits of $5.9 million ($0.10 per share), principally associated with new tax legislation enacted, during the third quarter of fiscal year 2016, in the United Kingdom (“U.K.”) that will reduce the future U.K. statutory income tax rates by 2%. The benefits reflect the remeasurement of all applicable U.K. deferred tax balances to the new income tax rates of 19% effective April 1, 2017 and 18% effective April 1, 2020. Excluding the impact of the deferred tax benefit described above, the Company’s effective tax rate increased from 20.1% to 20.4% principally related to a non-deductible loss on nonqualified retirement plan assets, partially offset by lower foreign tax rates and a tax reserve release.

Earnings Per Share:

Earnings per diluted share for the third quarter of fiscal year 2016 decreased $0.11 per share to $0.61 per share, or $0.26 per share excluding the current ($0.16 per share) and prior year ($0.28 per share) restructuring charges, the current year deferred tax benefit on the U.K. rate change ($0.10 per share) and the unfavorable impact of foreign exchange ($0.06 per share).  The decline was mainly driven by the transition to time-based digital journal subscription agreements ($0.32 per share); investments in the Company’s Enterprise Resource Planning and related systems and Online Program Management (Deltak), partially offset by large journal backfile and digital book sale in the current year and restructuring and other cost savings initiatives.

THIRD QUARTER SEGMENT RESULTS

As part of Wiley’s Restructuring and Reinvestment Program, the Company consolidated certain decentralized business functions (Sales Support, Marketing Services, etc.) into global shared service functions. These newly centralized service groups enable significant cost reduction opportunities, including efficiencies gained from standardized technology and centralized management. The cost of these functions were previously reported as direct operating expenses in each business segment but are now reported within the shared service functions and then allocated to each business segment. In addition, the Company modified its product/service revenue categories for the Research segment.  As a result, prior year amounts have been restated to reflect these same reporting methodologies.

	For the Three Months
	Ended January 31,			% change
RESEARCH:	2016	2015	% change	w/o FX (a)
Revenue:
Journal Revenue:
Journal Subscriptions	$122,941	$155,680	-21%	-19%
Author-Funded Access	6,427	6,064	6%	11%
Licensing, Reprints, Backfiles, and Other	51,310	44,063	16%	22%
Total Journal Revenue	$180,678	$205,807	-12%	-9%

Books and References:
Print Books	24,841	27,394	-9%	-6%
Digital Books	16,140	8,741	85%	84%
Licensing and Other	3,060	4,512	-32%	-10%
Total Books and References Revenue	$44,041	$40,647	8%	13%

Total Revenue	$224,719	$246,454	-9%	-5%

Cost of Sales	(64,228)	(65,169)	-1%	2%

Gross Profit	$160,491	$181,285	-11%	-8%
Gross Profit Margin	71.4%	73.6%

Direct Expenses	(56,617)	(60,415)	-6%	-2%
Amortization of Intangibles	(6,683)	(6,910)	-3%	0%
Restructuring Charges (see Note 7)	(4,461)	(4,507)

Direct Contribution to Profit	$92,730	$109,453	-15%	-11%
Direct Contribution Margin	41.3%	44.4%

Shared Services and Administrative Costs:
Distribution and Operation Services	(9,511)	(10,722)	-11%	-8%
Technology and Content Management	(23,365)	(23,455)	0%	1%
Occupancy and Other	(6,954)	(7,547)	-8%	-3%

Contribution to Profit	$52,900	$67,729	-22%	-17%
Contribution Margin	23.5%	27.5%

(a) Adjusted to exclude the fiscal year 2016 and 2015 Restructuring Charges

Revenue:

Research revenue for the third quarter of fiscal year 2016 decreased 9% to $224.7 million, or 5% excluding the unfavorable impact of foreign exchange. As previously announced, the Company transitioned from issue-based to time-based digital journal subscription agreements for calendar year 2016. The change shifted approximately $29 million of revenue from the third quarter of fiscal year 2016 to the remainder of calendar year 2016. The change will have no impact on free cash flow. The Company made these changes to simplify the contracting and administration of digital journal subscriptions. Excluding the impact of the transition to time-based subscriptions and foreign exchange, Research revenue grew 7% during the third quarter of fiscal year 2016.

Journal Subscriptions revenue decreased 19% on a currency neutral basis mainly due to the impact of moving to time-based digital journal subscriptions ($29 million). Excluding the impact of the transition to time-based journal subscriptions and foreign exchange, Journal Subscription revenue was flat with prior year. As of January 31, 2016, calendar year 2016 journal subscription renewals were 1% higher than calendar year 2015 billings on a constant currency basis with approximately 79% of targeted business under contract for the 2016 calendar year. Author-Funded Access, which represents article publication fees that provide for free access to articles, grew $0.4 million in the third quarter of fiscal year 2016.

Licensing, Reprints, Backfiles and Other increased 22% to $51.3 million on a constant currency basis mainly due to a large journal backfile sale to a national consortium of approximately $10 million in the third quarter of fiscal year 2016. A backfile purchase provides perpetual access to a historical collection of Wiley journals.

On a currency neutral basis, Print Books declined 6% to $24.8 million in the third quarter of fiscal year 2016 mainly due to the transition to digital books. Digital Books grew $7.4 million in the third quarter of fiscal year 2016, including a $4 million digital book sale in the current period.

Revenue by Region is as follows (in millions):
	For the Three Months
	Ended January 31,		% of	% change
	2016	2015	Revenue	w/o FX
Revenue by Region
Americas	$82.9	$94.8	37%	-11%
EMEA	127.8	137.8	57%	-3%
Asia-Pacific	14.0	13.9	6%	12%
Total Revenue	$224.7	$246.5	100%	-5%

Cost of Sales:

Cost of Sales for the third quarter of fiscal year 2016 decreased 1% to $64.2 million, but increased 2% excluding the favorable impact of foreign exchange.  The increase was mainly driven by higher sales volume ($4 million); and higher royalty rates on society owned journals ($3 million), partially offset by lower accrued royalty costs due to the transition to time-based journal subscription agreements ($5 million), cost savings from outsourcing and procurement initiatives and lower cost digital products ($1 million).

Gross Profit:

Gross Profit Margin decreased from 73.6% to 71.4% in the third quarter of fiscal year 2016 mainly due to the impact of transitioning to time-based journal subscription agreements.

Direct Expenses and Amortization:

Direct Expenses for the third quarter of fiscal year 2016 decreased 6% to $56.6 million, or 2% excluding the favorable impact of foreign exchange. The decrease was mainly driven by the timing of editorial costs ($1 million) and the curtailment of a Company defined benefit pension plan ($1 million), partially offset by higher accrued incentive compensation ($1 million).  Amortization of Intangibles of $6.7 million was flat with the prior year.

Contribution to Profit:

Contribution to Profit for the third quarter of fiscal year 2016 decreased 22% to $52.9 million, or 17% excluding the current and prior year Restructuring Charges and the unfavorable impact of foreign exchange.  The decrease was principally driven by the impact of transitioning to time-based journal subscription agreements and higher royalty rates on society owned journals, partially offset by high-margin digital journal backfile and book sales in the current period and cost savings from outsourcing and procurement initiatives. Contribution Margin was 23.5% compared to 27.5% in the prior year period.

Society Partnerships
•	56 renewals/extensions were signed during the quarter with approximately $28 million in combined annual revenue
•	6 journals were not renewed with annual revenue of approximately $5 million

	For the Three Months
	Ended January 31,			% change
PROFESSIONAL DEVELOPMENT (PD):	2016	2015	% change	w/o FX (a)
Revenue:
Knowledge Services:
Print Books	$52,274	$56,113	-7%	-5%
Digital Books	10,347	11,193	-8%	-6%
Online Test Preparation and Certification	6,808	4,030	69%	69%
Other Knowledge Service Revenue	7,849	8,165	-4%	-1%
	77,278	79,501	-3%	-1%
Talent Solutions:
Assessment	13,160	12,891	2%	2%
Corporate Learning	12,961	16,195	-20%	-5%
	26,121	29,086	-10%	-2%

Total Revenue	$103,399	$108,587	-5%	-1%

Cost of Sales	(27,727)	(29,054)	-5%	-1%

Gross Profit	75,672	79,533	-5%	-1%
Gross Profit Margin	73.2%	73.2%

Direct Expenses	(30,727)	(36,437)	-16%	-12%
Amortization of Intangibles	(3,116)	(3,810)	-18%	-13%
Restructuring Charges (see Note 7)	(1,382)	(3,588)

Direct Contribution to Profit	$40,447	$35,698	13%	10%
Direct Contribution Margin	39.1%	32.9%

Shared Services and Administrative Costs:
Distribution and Operation Services	(7,164)	(7,401)	-3%	0%
Technology and Content Management	(10,345)	(12,496)	-17%	-16%
Occupancy and Other	(5,924)	(6,494)	-9%	-4%

Contribution to Profit	$17,014	$9,307	83%	47%
Contribution Margin	16.5%	8.6%

(a) Adjusted to exclude the fiscal year 2016 and 2015 Restructuring Charges

Note: Through October 31, 2014, financial results for the Company’s recent acquisition, CrossKnowledge (Corporate Learning) were reported on a two-month lag, as previously disclosed, to facilitate accurate reporting.  The reporting process improvements were implemented in the third quarter of fiscal year 2015 and as a consequence the third quarter ending January 31, 2015 includes five months of financial results for CrossKnowledge.

Revenue:

PD revenue for the third quarter of fiscal year 2016 decreased 5% to $103.4 million, or 1% excluding the unfavorable impact of foreign exchange.

Knowledge Services revenue declined 3% to $77.3 million, or 1% excluding the unfavorable impact of foreign exchange.  The decrease was mainly driven by lower revenue from Print ($3 million) and Digital ($1 million) Books, partially offset by growth in Online Test Preparation and Certification ($3 million). Print and Digital Books results reflected continued retail softness particularly in EMEA and Asia. The increase in Online Test Preparation and Certification was driven by new GMAT editions and growth in proprietary sales of the Company’s CPA and CFA online certification products.

Talent Solutions revenue decreased 10% to $26.1 million, or 2% excluding the unfavorable impact of foreign exchange. The decrease was driven by two additional months of Corporate Learning revenue in the third quarter of fiscal year 2015 ($5 million), partially offset by growth in Corporate Learning customers ($4 million). Corporate Learning (CrossKnowledge), which was acquired in the first quarter of the prior year, initially reported results on a two-month delay pending implementation of reporting process improvements. Assessment revenue grew 2% reflecting post-hire assessment growth ($1 million), partially offset by an expected decline in pre-hire assessment revenue ($1 million) following portfolio actions to optimize longer-term profitable growth.

Revenue by Region is as follows (in millions):
	For the Three Months
	Ended January 31,		% of	% change
	2016	2015	Revenue	w/o FX
Revenue by Region:
Americas	$74.2	$71.6	72%	4%
EMEA	24.6	31.4	24%	-11%
Asia-Pacific	4.6	5.6	4%	-10%
Total Revenue	$103.4	$108.6	100%	-1%

Cost of Sales:

Cost of Sales for the third quarter of fiscal year 2016 decreased 5% to $27.7 million, or 1% excluding the favorable impact of foreign exchange mainly driven by lower cost digital books and online revenue.

Gross Profit:

Gross Profit Margin remained flat at 73.2% in the third quarter of fiscal year 2016.

Direct Expenses and Amortization:

Direct Expenses for the third quarter of fiscal year 2016 decreased 16% to $30.7 million, or 12% excluding the favorable impact of foreign exchange. The reduction was driven by two additional months of Corporate Learning (CrossKnowledge) operating results in the third quarter of fiscal year 2015 ($4 million) and restructuring and other cost savings ($3 million), partially offset by investments in Corporate Learning to support business growth ($2 million). Amortization of Intangibles decreased $0.7 million to $3.1 million in the third quarter of fiscal year 2016.

Contribution to Profit:

Contribution to Profit for the third quarter of fiscal year 2016 increased 83% to $17.0 million, or 47% excluding the favorable impact of foreign exchange and the current and prior year Restructuring Charges. The improvement was mainly driven by restructuring, outsourcing and other cost savings.  Contribution Margin was 16.5% compared to 8.6% in the prior year period.

CrossKnowledge/L’Oréal platform:

In February 2016, CrossKnowledge announced the creation of MySalon-Edu.com, an online platform that focuses on salon education, in conjunction with L’Oréal group. The e-cademy massive online open course (MOOC) was created for professional hairdressers and beauticians.

	For the Three Months
	Ended January 31,			% change
EDUCATION:	2016	2015	% change	w/o FX (a)
Revenue:
Books:
Print Textbooks	$31,100	$40,473	-23%	-16%
Digital Books	11,001	11,042	0%	2%
	42,101	51,515	-18%	-12%

Custom Materials	16,300	13,625	20%	20%

Course Workflow Solutions (WileyPLUS)	21,900	20,841	5%	6%

Online Program Management (Deltak)	26,056	23,045	13%	13%

Other Education Revenue	1,919	1,838	4%	4%

Total Revenue	$108,275	$110,864	-2%	1%

Cost of Sales	(28,274)	(30,022)	-6%	-3%

Gross Profit	$80,001	$80,842	-1%	2%
Gross Profit Margin	73.9%	72.9%

Direct Expenses	(32,202)	(30,627)	5%	7%
Amortization of Intangibles	(2,382)	(2,382)	0%	0%
Restructuring Charges (see Note 7)	(1,020)	(1,033)

Direct Contribution to Profit	$44,397	$46,800	-5%	-1%
Direct Contribution Margin	41.0%	42.2%

Shared Service Costs:
Distribution and Operation Services	(4,111)	(3,341)	23%	29%
Technology and Content Management	(13,427)	(13,111)	2%	5%
Occupancy and Other	(3,579)	(3,690)	-3%	0%

Contribution to Profit	$23,280	$26,658	-13%	-7%
Contribution Margin	21.5%	24.0%

(a) Adjusted to exclude the fiscal year 2016 and 2015 Restructuring Charges

Revenue:

Education revenue for the third quarter of fiscal year 2016 decreased 2% to $108.3 million, but increased 1% excluding the unfavorable impact of foreign exchange. The transition from traditional print textbooks to new digital and print formats drove the increase in Custom Materials (20% to $16.3 million) and Course Workflow Solutions (6% to $21.9 million). Print Textbook sales declined 16% to $31.1 million due to lower enrollments; increased market penetration by rental, and fewer adoptions.  Student behavior continues to shift away from traditional print toward textbook rental, used textbooks and new print formats and digital books.

Online Program Management (Deltak) revenue increased 13% to $26.1 million reflecting an increase in institutional partners and programs. As of January 31, 2016, Deltak had 222 programs under contract compared to 192 programs as of January 31, 2015. Revenue generating programs increased 13% to 186 programs since January 31, 2015.

Revenue by Region is as follows (in millions):
	For the Three Months
	Ended January 31,		% of	% change
	2016	2015	Revenue	w/o FX
Revenue by Region:
Americas	$88.5	$87.5	82%	2%
EMEA	3.7	4.9	3%	-22%
Asia-Pacific	16.1	18.5	15%	1%
Total Revenue	$108.3	$110.9	100%	1%

Cost of Sales:

Cost of Sales for the third quarter of fiscal year 2016 decreased 6% to $28.3 million, or 3% excluding the favorable impact of foreign exchange. The decrease was mainly driven by lower sales volume ($1 million); savings from procurement initiatives ($1 million) and lower composition costs due to reduced front list titles ($1 million), partially offset by higher royalty costs due to mix ($1 million) and Online Program Management (Deltak) program growth ($1 million).

Gross Profit:

Gross Profit Margin for the third quarter of fiscal year 2016 improved 100 basis points to 73.9% mainly due to savings from procurement initiatives (110bps) and lower composition costs due to reduced front list titles (60bps), partially offset by higher royalty costs due to mix (70bps).

Direct Expenses and Amortization:

Direct Expenses increased 5% to $32.2 million in the third quarter of fiscal year 2016, or 7% excluding the favorable impact of foreign exchange. The increase was mainly driven by higher student recruiting costs related to new Online Program Management (Deltak) programs ($4 million), partially offset by restructuring and other costs savings ($2 million). Amortization of Intangibles was flat to prior year.

Contribution to Profit:

Contribution to Profit for the third quarter of fiscal year 2016 decreased 13% to $23.3 million, or 7% excluding the unfavorable impact of foreign exchange and the current and prior year Restructuring Charges. The decline was mainly driven by lower textbook revenue; investment in new Online Program Management (Deltak) programs and higher digital fulfillment and customer services support costs, partially offset by restructuring and other cost savings. Contribution Margin was 21.5% compared to 24.0% in the prior year period.

SHARED SERVICES AND ADMINISTRATIVE COSTS:

As part of Wiley’s Restructuring and Reinvestment Program the Company consolidated certain decentralized business functions (Sales Support, Marketing Services, etc.) into global shared service functions. These newly centralized service groups enable significant cost reduction opportunities, including efficiencies gained from standardized technology and centralized management. The cost of these functions were previously reported as direct operating expenses in each business segment but are now reported within the shared service functions and then allocated to each business segment. As a result, prior year amounts have been restated to reflect the same methodology. The Company uses occupied square footage of space; number of employees; units shipped; specific identification/activity-based; gross profit; revenue and number of invoices to allocate shared service costs to each business segment.

	For the Three Months
	Ended January 31,			% change
	2016	2015	% change	w/o FX (a)

Distribution and Operation Services	$20,877	$21,366	-2%	1%
Technology and Content Management	66,751	60,765	10%	12%
Finance	12,608	12,991	-3%	0%
Other Administration	30,869	27,881	11%	14%
Restructuring Charges (see Note 7)	6,850	14,906
Total	$137,955	$137,909	0%	9%

(a) Adjusted to exclude the fiscal year 2016 and 2015 Restructuring Charges

Shared Services and Administrative Costs for the third quarter of fiscal year 2016 remained flat at $138.0, but increased 9% on a currency neutral basis and excluding the current and prior year Restructuring Charges. Higher Distribution and Operation Services mainly reflect increased employee benefit costs ($1 million), offset by restructuring savings ($1 million). Technology and Content Management increased mainly due to incremental investments in the Company’s Enterprise Resource Planning and related systems ($5 million); other development work ($3 million); higher licensing and maintenance costs ($1 million), partially offset by restructuring savings ($2 million). Finance costs remained flat on a currency neutral basis.  Other Administration Costs increased mainly due to higher legal provisions ($2 million) and higher costs to support business growth ($2 million).

Distribution Agreement:

As part of the Company’s restructuring initiatives, in November 2015, Wiley entered into an agreement to outsource its US-based print textbook fulfillment operations to Cengage Learning, with the aim of creating a more efficient and variable cost model.  The fulfillment is currently being managed at Wiley’s New Jersey distribution center, which the Company plans to exit in the spring of 2016.

RESULTS OF OPERATIONS – NINE MONTHS ENDED JANUARY 31, 2016

Throughout this report, references to variances “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses. Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location. For the first nine months of fiscal years 2016 and 2015, the average exchange rates to convert British pounds sterling to U.S. dollars were 1.53 and 1.63, respectively; the average exchange rates to convert euros into U.S. dollars were 1.11 and 1.29, respectively; and the average exchange rates to convert Australian dollars to U.S. dollars were 0.73 and 0.89, respectively. Unless otherwise noted, all variance explanations below are on a currency neutral basis.

Revenue:

Revenue for the first nine months of fiscal year 2016 decreased 6% to $1,292.7 million, or 2% excluding the unfavorable impact of foreign exchange. The decrease was mainly driven by a decline in print books ($35 million) and the previously announced transition to time-based digital journal subscription agreements for calendar year 2016 ($29 million), partially offset by growth in Online Program Management (Deltak) ($11 million); Corporate Learning (CrossKnowledge) ($9 million); digital books ($5 million); and other ($7 million). The transition to time-based digital journal subscription agreements shifted approximately $29 million of revenue from the first nine months of fiscal year 2016 to the remainder of calendar year 2016.  The change will have no impact on free cash flow.

Cost of Sales and Gross Profit:

Cost of sales for the first nine months of fiscal year 2016 decreased 7% to $356.7 million, or 3% excluding the favorable impact of foreign exchange.  The decrease was mainly driven by lower sales volume ($7 million); cost savings from outsourcing and procurement initiatives ($5 million); lower royalty costs due to the transition to time-based digital journal subscription agreements ($4 million); and lower cost digital products ($3 million), partially offset by growth in Corporate Learning (CrossKnowledge) ($3 million) and Online Program Management (Deltak) partners and programs ($2 million); and other, mainly higher royalty rates on society owned journals ($3 million).

Gross profit margin for the first nine months of fiscal year 2016 increased 20 basis points to 72.4% mainly driven by growth in higher margin digital products (50 basis points), partially offset by the impact of transitioning to time-based journal subscription agreements.

Operating and Administrative Expenses:

Operating and administrative expense for the first nine months of fiscal year 2016 decreased 3% to $733.1 million, but increased 1% excluding the favorable impact of foreign exchange. The increase reflects investment in the Company’s Enterprise Resource Planning and related systems ($12 million); other technology development and maintenance ($8 million); student recruitment costs to support new Online Program Management (Deltak) programs ($11 million); investments in Corporate Learning (CrossKnowledge) ($8 million); higher employment costs ($9 million); a decline in the market value of nonqualified retirement plan assets ($5 million); higher legal provisions ($2 million) and process reengineering consulting fees ($2 million). Restructuring and other cost savings initiatives ($37 million); lower editorial costs ($3 million); synergies from the Talent Solution-Assessment business ($5 million) and other ($2 million), mainly lower bad debt expense partially offset the increases in cost.

Restructuring Charges (Credits):

In the first nine months of fiscal years 2016 and 2015,  the Company recorded pre-tax restructuring charges of $20.8 million ($0.24 per share) and $23.9 million ($0.27 per share), respectively, which are described in more detail below.

The following table summarizes the pre-tax restructuring charges related to the Restructuring and Reinvestment program, which are reflected in Restructuring Charges in the Condensed Consolidated Statements of Income (in thousands):

	For the Nine Months		Cumulative Program
	Ended January 31,		Charges to Date
	2016	2015
Charges (Credits) by Segment:
Research	$5,327	$4,322	$20,550
Professional Development	1,587	3,833	24,117
Education	1,214	1,084	4,793
Shared Services	12,704	14,640	67,350
Total	$20,832	$23,879	$116,810

Charges (Credits) by Activity:
Severance	$14,965	$12,605	$77,724
Process Reengineering Consulting	7,191	301	18,666
Other Activities	(1,324)	10,973	20,420
Total	$20,832	$23,879	$116,810

The credits above reflect true-ups to the previously estimated accrued restructuring charges. The nine-months restructuring charges of $20.8 million is expected to be fully recovered within the next 18 months.

Amortization of Intangibles:

Amortization of intangibles decreased $1.6 million in the first nine months of fiscal year 2016 mainly due to the effect of foreign exchange.

Interest Expense/Income, Foreign Exchange and Other:

Interest expense for the first nine months of fiscal year 2016 decreased $0.5 million to $12.5 million due to a decrease in the Company’s average borrowing rate from 2.1% to 1.9%, partially offset by higher average debt balances outstanding.  Foreign exchange transaction gains decreased from $2.8 million to $1.4 million in the first nine months of fiscal year 2016.

Provision for Income Taxes:

The effective tax rate for the first nine months of fiscal year 2016 was 17.8% compared to 24.3% in the prior year.  During the first nine months of fiscal year 2016, the Company recorded non-cash deferred tax benefits of $5.9 million ($0.10 per share), principally associated with new tax legislation enacted, during the third quarter of fiscal year 2016, in the United Kingdom (“U.K.”) that reduced the future U.K. statutory income tax rates by 2%.  The benefits reflect the remeasurement of all applicable U.K. deferred tax balances to the new income tax rates of 19% effective April 1, 2017 and 18% effective April 1, 2020.  Excluding the impact of the deferred tax benefit described above, the Company’s effective tax rate decreased from 24.3% to 22.1% principally due to lower foreign tax rates and a tax reserve release, partially offset by a non-deductible loss on nonqualified retirement plan assets.

Earnings Per Share:

Earnings per diluted share for the first nine months of fiscal year 2016 decreased $0.28 per share to $1.90 per share, or $0.27 per share excluding the current ($0.24 per share) and prior year ($0.27 per share) restructuring charges, the current year deferred tax benefit on the U.K. rate change ($0.10 per share) and the unfavorable impact of foreign exchange ($0.14 per share).  The decline was mainly driven by the transition to time-based digital journal subscription agreements ($0.32 per share); investments in the Company’s Enterprise Resource Planning and related systems, Online Program Management (Deltak) and Corporate Learning (CrossKnowledge), partially offset by restructuring and other cost savings initiatives.

NINE MONTHS SEGMENT RESULTS

As part of Wiley’s Restructuring and Reinvestment Program, the Company consolidated certain decentralized business functions (Sales Support, Marketing Services, etc.) into global shared service functions. These newly centralized service groups enable significant cost reduction opportunities, including efficiencies gained from standardized technology and centralized management. The cost of these functions were previously reported as direct operating expenses in each business segment but are now reported within the shared service functions and then allocated to each business segment. In addition, the Company modified its product/service revenue categories for the Research segment. As a result, prior year amounts have been restated to reflect these same reporting methodologies.

	For the Nine Months
	Ended January 31,			% change
RESEARCH:	2016	2015	% change	w/o FX (a)
Revenue:
Journal Revenue:
Journal Subscriptions	$442,945	$496,650	-11%	-6%
Author-Funded Access	18,299	16,560	10%	18%
Licensing, Reprints, Backfiles, and Other	127,107	136,617	-7%	-1%
Total Journal Revenue	$588,351	$649,827	-9%	-5%

Books and References:
Print Books	71,401	78,556	-9%	-5%
Digital Books	32,677	27,797	18%	21%
Licensing and Other	8,068	9,969	-19%	-4%
Total Books and References Revenue	$112,146	$116,322	-4%	1%

Total Revenue	$700,497	$766,149	-9%	-4%

Cost of Sales	(194,520)	(206,707)	-6%	-1%

Gross Profit	$505,977	$559,442	-10%	-5%
Gross Profit Margin	72.2%	73.0%

Direct Expenses	(169,559)	(186,724)	-9%	-3%
Amortization of Intangibles	(20,667)	(21,465)	-4%	0%
Restructuring (Charges) Credits (see Note 7)	(5,327)	(4,322)

Direct Contribution to Profit	$310,424	$346,931	-11%	-5%
Direct Contribution Margin	44.3%	45.3%

Shared Services and Administrative Costs:
Distribution and Operation Services	(29,775)	(34,141)	-13%	-8%
Technology and Content Management	(73,170)	(73,030)	0%	3%
Occupancy and Other	(21,911)	(21,854)	0%	7%

Contribution to Profit	$185,568	$217,906	-15%	-9%
Contribution Margin	26.5%	28.4%

(a) Adjusted to exclude the fiscal year 2016 and 2015 Restructuring Charges

Revenue:

Research revenue for the first nine months of fiscal year 2016 decreased 9% to $700.5 million, or 4% excluding the unfavorable impact of foreign exchange. As previously announced, the Company transitioned from issue-based to time-based digital journal subscription agreements for calendar year 2016. The change shifted approximately $29 million of revenue from the first nine months of fiscal year 2016 to the remainder of calendar year 2016.  The change will have no impact on free cash flow. Excluding the impact of the transition to time-based subscriptions and foreign exchange, Research revenue was flat with the prior year.

Journal Subscriptions revenue decreased 6% on a currency neutral basis mainly due to the impact of moving to time-based digital journal subscriptions ($29 million) and the trailing effects of the Swets bankruptcy ($3 million). As previously disclosed, Swets Information Services, a global library subscription agent based in Amsterdam, declared bankruptcy in late September 2014.  Excluding the impact of transitioning to time-based journal subscription agreements and foreign exchange, Journal Subscription revenue was flat with the prior year.

As of January 31, 2016, calendar year 2016 journal subscription renewals were 1% higher than calendar year 2015 billings on a constant currency basis with approximately 79% of targeted business under contract for the 2016 calendar year.

Author-Funded Access, which represents article publication fees that provide for free access to articles, grew $1.7 million in the first nine months of fiscal year 2016. Licensing, Reprints, Backfiles and Other decreased 1% to $127.1 million on a constant currency basis due to lower database sales driven by market conditions in the U.K.

On a currency neutral basis, Print Books declined 5% to $71.4 million in the first nine months of fiscal year 2016.  Digital Books grew $4.9 million in the first nine months of fiscal year 2016, including a $4 million digital book sale in the current period.  Licensing and Other revenue declined 4% to $8.1 million in the first nine months of fiscal year 2016 mainly due to lower revenue from the licensing of intellectual content.

Revenue by Region is as follows (in millions):
	For the Nine Months
	Ended January 31,		% of	% change
	2016	2015	Revenue	w/o FX
Revenue by Region
Americas	$270.5	$291.6	39%	-6%
EMEA	391.7	433.5	56%	-3%
Asia-Pacific	38.3	41.0	5%	7%
Total Revenue	$700.5	$766.1	100%	-4%

Cost of Sales:

Cost of Sales for the first nine months of fiscal year 2016 decreased 6% to $194.5 million, or 1% excluding the favorable impact of foreign exchange.  The decrease was mainly driven by lower accrued royalty costs due to the transition to time-based journal subscriptions ($5 million), cost savings from outsourcing and procurement initiatives and lower cost digital products ($3 million), partially offset by higher royalty rates on society owned journals ($3 million) and higher inventory obsolescence provisions ($2 million).

Gross Profit:

Gross Profit Margin decreased 80 basis points in the first nine months of fiscal year 2016 mainly due to the impact of transitioning to time-based journal subscription agreements.

Direct Expenses and Amortization:

Direct Expenses for the first nine months of fiscal year 2016 decreased 9% to $169.6 million, or 3% excluding the favorable impact of foreign exchange.  The decrease was mainly driven by the timing of editorial costs ($3 million); the curtailment of a Company defined benefit pension plan ($2 million); and other restructuring savings ($3 million), partially offset by merit increases ($1 million) and higher accrued incentive compensation ($1 million). Amortization of Intangibles of $20.7 million was flat with the prior year.

Contribution to Profit:

Contribution to Profit for the first nine months of fiscal year 2016 decreased 15% to $185.6 million, or 9% excluding the unfavorable impact of foreign exchange and the current and prior year Restructuring Charges.  The decrease was principally driven by the impact of the transition to time-based journal subscriptions and higher royalty rates on society owned journals, partially offset by cost savings from outsourcing and procurement initiatives. Contribution Margin was 26.5% compared to 28.4% in the prior year period.

Society Partnerships
•	4 new society journals were signed with combined annual revenue of approximately $12 million
•	81 renewals/extensions were signed with approximately $58 million in combined annual revenue
•	11 journals were not renewed with combined annual revenue of approximately $7 million

	For the Nine Months
	Ended January 31,			% change
PROFESSIONAL DEVELOPMENT (PD):	2016	2015	% change	w/o FX (a)
Revenue:
Knowledge Services:
Print Books	$150,232	$162,004	-7%	-5%
Digital Books	32,918	36,167	-9%	-7%
Online Test Preparation and Certification	20,983	15,230	38%	38%
Other Knowledge Service Revenue	18,754	20,478	-8%	-6%
	222,887	233,879	-5%	-2%
Talent Solutions:
Assessment	42,145	41,200	2%	2%
Corporate Learning	36,198	31,502	15%	30%
	78,343	72,702	8%	14%

Total Revenue	$301,230	$306,581	-2%	2%

Cost of Sales	(80,037)	(86,251)	-7%	-5%

Gross Profit	$221,193	$220,330	0%	4%
Gross Profit Margin	73.4%	71.9%

Direct Expenses	(86,941)	(100,049)	-13%	-9%
Amortization of Intangibles	(9,440)	(10,241)	-8%	-4%
Restructuring Charges (see Note 7)	(1,587)	(3,833)

Direct Contribution to Profit	$123,225	$106,207	16%	17%
Direct Contribution Margin	40.9%	34.6%

Shared Services and Administrative Costs:
Distribution and Operation Services	(20,820)	(23,671)	-12%	-9%
Technology and Content Management	(30,403)	(35,668)	-15%	-13%
Occupancy and Other	(17,222)	(20,239)	-15%	-10%

Contribution to Profit	$54,780	$26,629	106%	89%
Contribution Margin	18.2%	8.7%

(a) Adjusted to exclude the fiscal year 2016 and 2015 Restructuring Charges

Revenue:

PD revenue for the first nine months of fiscal year 2016 decreased 2% to $301.2 million, but increased 2% excluding the unfavorable impact of foreign exchange. The increase on a currency neutral basis was driven by growth in Talent Solutions, partially offset by a decline in Knowledge Services.

Knowledge Services revenue decreased 5% to $222.9 million, or 2% excluding the unfavorable impact of foreign exchange. The decrease was mainly driven by lower revenue from Print ($7 million) and Digital Books ($3 million) and Other Knowledge Services Revenue ($1 million), partially offset by growth in Online Test Preparation and Certification ($6 million). Print and Digital Books results reflected continued retail softness particularly in EMEA and Asia, partially offset by lower sales return provisions. The increase in Online Test Preparation and Certification was driven by new editions of GMAT titles and growth in proprietary sales of the Company’s CPA and CFA online certification products.  The decline in Other Knowledge Services was driven by lower revenue from the licensing of intellectual content.

Talent Solutions revenue increased 8% to $78.3 million, or 14% excluding the unfavorable impact of foreign exchange.  Revenue growth in Corporate Learning came from new customers, including the expansion into the U.S. market, and renewals for existing customers. Assessment revenue growth ($1 million) reflected higher post-hire assessment revenue offsetting an expected decline in pre-hire assessment revenue following portfolio actions to optimize longer-term profitable growth.

Revenue by Region is as follows (in millions):
	For the Nine Months
	Ended January 31,		% of	% change
	2016	2015	Revenue	w/o FX
Revenue by Region:
Americas	$219.2	$216.9	73%	2%
EMEA	67.2	73.1	22%	2%
Asia-Pacific	14.8	16.6	5%	-1%
Total Revenue	$301.2	$306.6	100%	2%

Cost of Sales:

Cost of Sales for the first nine months of fiscal year 2016 decreased 7% to $80.0 million, or 5% excluding the favorable impact of foreign exchange.  The decrease was mainly driven by lower cost digital products ($3 million); lower sales volume ($2 million) and lower royalty and inventory obsolescence provisions ($2 million), partially offset by growth in the Corporate Learning business ($3 million).

Gross Profit:

Gross Profit Margin increased by 150 basis points to 73.4% in the first nine months of fiscal year 2016.  The improvement was mainly driven by higher margin digital revenue (110 bps) and lower royalty and inventory obsolescence provisions (40bps).

Direct Expenses and Amortization:

Direct Expenses for the first nine months of fiscal year 2016 decreased 13% to $86.9 million, or 9% excluding the favorable impact of foreign exchange. The reduction was driven by restructuring and other cost savings ($14 million) and lower advertising costs due to a reduced title list ($1 million), partially offset by Corporate Learning business growth ($6 million). Amortization of Intangibles decreased $0.8 million to $9.4 million in the first nine months of fiscal year 2016.

Contribution to Profit:

Contribution to Profit for the nine months ending January 31, 2016 was $54.8 million compared to $26.6 million in the prior year. The improvement was mainly driven by restructuring and other cost savings, gross margin improvement and reduced technology investment. Contribution Margin for the nine month period ending January 31, 2016 increased from 8.7% to 18.2%.

	For the Nine Months
	Ended January 31,			% change
EDUCATION:	2016	2015	% change	w/o FX (a)
Revenue:
Books:
Print Textbooks	$96,703	$126,708	-24%	-18%
Digital Books	25,643	25,246	2%	6%
	122,346	151,954	-19%	-14%

Custom Materials	51,333	49,597	3%	3%

Course Workflow Solutions (WileyPLUS)	41,366	40,555	2%	4%

Online Program Management (Deltak)	69,753	58,981	18%	18%

Other Education Revenue	6,211	6,977	-11%	-11%

Total Revenue	$291,009	$308,064	-6%	-3%

Cost of Sales	(82,165)	(89,881)	-9%	-6%

Gross Profit	208,844	218,183	-4%	-1%
Gross Profit Margin	71.8%	70.8%

Direct Expenses	(96,951)	(93,850)	3%	6%
Amortization of Intangibles	(7,145)	(7,145)	0%	0%
Restructuring Charges (see Note 7)	(1,214)	(1,084)

Direct Contribution to Profit	$103,534	$116,104	-11%	-7%
Direct Contribution Margin	35.6%	37.7%

Shared Service Costs:
Distribution and Operation Services	(11,276)	(9,886)	14%	20%
Technology and Content Management	(37,237)	(40,647)	-8%	-6%
Occupancy and Other	(11,674)	(10,488)	11%	14%

Contribution to Profit	$43,347	$55,083	-21%	-16%
Contribution Margin	14.9%	17.9%

(a) Adjusted to exclude the fiscal year 2016 and 2015 Restructuring Charges

Revenue:

Education revenue for the first nine months of fiscal year 2016 decreased 6% to $291.0 million, or 3% excluding the unfavorable impact of foreign exchange. Print Textbooks decreased 18% to $96.7 million due to lower enrollments; increased market penetration by rental; channel inventory consumption; and fewer adoptions.  Digital Books increased 6% to $25.6 million, Custom Materials increased 3% to $51.3 million, and Course Workflow (WileyPLUS) increased 4% to $41.4 million on a currency neutral basis due to new and digital formats. Other Education Revenue decreased 11% to $6.2 million principally due to lower revenue from the licensing of intellectual content.

Revenue from Online Program Management (Deltak) grew 18% to $69.8 million reflecting an increase in institutional partners and programs generating revenue. As of January 31, 2016, Deltak had 222 programs under contract compared to 192 programs as of January 31, 2015. Revenue generating programs increased 13% to 186 programs since January 31, 2015.

Revenue by Region is as follows (in millions):
	For the Nine Months
	Ended January 31,		% of	% change
	2016	2015	Revenue	w/o FX
Revenue by Region:
Americas	$242.4	$249.5	84%	-2%
EMEA	12.7	15.6	4%	-15%
Asia-Pacific	35.9	43.0	12%	-3%
Total Revenue	$291.0	$308.1	100%	-3%

Cost of Sales:

Cost of Sales for the first nine months of fiscal year 2016 decreased 9% to $82.2 million, or 6% excluding the favorable impact of foreign exchange. The decrease was mainly driven by lower sales volume ($6 million) and savings from procurement initiatives ($3 million), partially offset by higher Online Program Management (Deltak) costs due to program growth ($2 million) and higher royalty costs due to mix ($1 million).

Gross Profit:

Gross Profit Margin for the first nine months of fiscal year 2016 increased 100 basis points to 71.8% due to savings from procurement initiatives (80 bps) and lower composition costs due to reduced front list titles (50 bps), partially offset by higher royalty costs due to mix and higher inventory obsolescence provisions.

Direct Expenses and Amortization:

Direct Expenses increased 3% to $97.0 million, or 6% excluding the favorable impact of foreign exchange. The increase was mainly driven by student recruiting cost to support new Online Program Management (Deltak) programs ($11 million), partially offset by restructuring and other cost savings ($3 million), lower accrued incentive compensation ($1 million) and other, mainly lower third-party advertising costs ($1 million). Amortization of Intangibles was $7.1 million and flat to prior year.

Contribution to Profit:

Contribution to Profit for the nine months ending January 31, 2016 decreased 21% to $43.3 million, or 16% excluding the current and prior year Restructuring Charges and the unfavorable impact of foreign exchange. The decline was mainly driven by lower print book revenue; investment in Online Program Management (Deltak) programs; and higher digital fulfillment and marketing support costs, partially offset by restructuring and other cost savings and reduced technology investments. Contribution Margin was 14.9% compared to 17.9% in the prior year period.

SHARED SERVICES AND ADMINISTRATIVE COSTS:

As part of Wiley’s Restructuring and Reinvestment Program, the Company consolidated certain decentralized business functions (Sales Support, Marketing Services, etc.) into global shared service functions. These newly centralized service groups enable significant cost reduction opportunities, including efficiencies gained from standardized technology and centralized management. The cost of these functions were previously reported as direct operating expenses in each business segment but are now reported within the shared service functions and then allocated to each business segment. As a result, prior year amounts have been restated to reflect the same methodology. The Company uses occupied square footage of space; number of employees; units shipped; specific identification/activity-based; gross profit; revenue and number of invoices to allocate shared service costs to each business segment.

	For the Nine Months
	Ended January 31,			% change
	2016	2015	% change	w/o FX (a)

Distribution and Operation Services	$62,253	$67,906	-8%	-4%
Technology and Content Management	189,945	182,893	4%	7%
Finance	37,100	39,299	-6%	-1%
Other Administration	90,388	84,828	7%	11%
Restructuring Charges (Credits) (see Note 7)	12,704	14,640
Total	$392,390	$389,566	1%	5%

(a) Adjusted to exclude the fiscal year 2016 and 2015 Restructuring Charges

Shared Services and Administrative Costs for the first nine months of fiscal year 2016 increased 1% to $392.4 million or 5% on a currency neutral basis and excluding the current and prior year Restructuring Charges. Lower Distribution and Operation Services costs mainly reflect restructuring and other cost savings ($3 million). Technology and Content Management increased mainly due to incremental investments in the Company’s Enterprise Resource Planning and related systems ($12 million); higher development costs to support new business ($4 million); investments in Corporate Learning (CrossKnowledge) and Online Program Management (Deltak) programs ($2 million); higher license, maintenance and hosting costs ($4 million); and higher employment costs ($2 million), partially offset by restructuring and other cost savings ($11 million). Finance costs decreased 1% on a currency neutral basis mainly due to restructuring and other cost savings ($1 million). Other Administration costs increased mainly due to higher employment costs ($4 million); higher legal provisions ($2 million); Online Program Management (Deltak) program growth ($2 million); and process reengineering consulting costs ($2 million) partially offset by restructuring and other cost savings ($1 million).

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Cash and Cash Equivalents balance was $535.9 million at the end of the third quarter of fiscal year 2016, compared with $260.2 million a year earlier. Cash Provided by Operating Activities in the first nine months of fiscal year 2016 decreased $37.5 million over the first nine months of fiscal year 2015 to $116.6 million principally due to lower cash earnings and timing of journal subscription cash collections. The use of cash from other operating assets and liabilities was essentially even with the prior year due to lower incentive compensation payments ($15 million); and lower income tax payments and deposits ($10 million), partially offset by higher trade receivables ($20 million) and other ($3 million), mainly higher pension contributions.

Cash Used for Investing Activities for the first nine months of fiscal year 2016 was $115.6 million compared to $245.7 million in the prior year.  The first nine months of fiscal year 2015 includes the acquisition of CrossKnowledge (Corporate Learning) for approximately $166 million in cash, net of cash acquired.  The acquisition was funded through the use of the existing credit facilities and available cash and did not have an impact on the Company’s ability to meet other operating, investing and financing needs.  Acquisitions in fiscal year 2016 mainly reflect the acquisition of publication rights for society journals. During the first nine months of fiscal year 2015, the Company received $1.1 million of escrow proceeds from the sale of certain consumer publishing assets in fiscal year 2013 which represented the final amounts due to the Company from the sale of those assets.

Composition spending was $28.6 million in the first nine months of fiscal year 2016 compared to $26.9 million in the prior year. The increase mainly reflects CrossKnowledge product development costs to drive business growth.  Cash used for technology, property and equipment was $69.0 million in the first nine months of fiscal year 2016, an increase over the prior year period of $21.8 million mainly reflecting incremental investment in the Company’s Enterprise Resource Planning and related systems ($13 million) and other technology infrastructure.

Cash Provided by Financing Activities was $100.1 million in the first nine months of fiscal year 2016, as compared to a use of $109.6 million in the prior year. During the first nine months of fiscal year 2016, net debt borrowings were $214.6 million compared to repayments of $14.4 million in the prior year. On August 6, 2015, the Company amended its December 22, 2014 364-day U.S. dollar revolving credit facility reinstated every 30 days with Santander Bank, N.A. by increasing the facility to $100 million from $50 million. The additional $50 million was drawn during August and used to repay a portion of the senior revolving credit facility. The Company’s net debt (debt less cash and cash equivalents) increased $1.0 million from the prior year to $428.9 million. The total notional amount of the fixed interest rate swap agreements associated with the Company’s revolving credit facility was $150.0 million as of January 31, 2016.

On March 1, 2016, the Company amended and extended its existing revolving credit agreement (“RCA”) with a syndicated bank group led by Bank of America. The existing RCA consisted of a $940 million senior revolving credit facility due on November 2, 2016. The new agreement consists of a $1.1 billion five-year senior revolving credit facility payable March 1, 2021. The proceeds of the amended facility will be used for general corporate purposes including seasonal operating cash requirements, and strategic acquisitions. Due to the refinancing, the Company has continued to classify amounts outstanding under its existing RCA as of January 31, 2016 as long-term.

In the first nine months of fiscal year 2016, the Company repurchased 1,216,098 shares of common stock at an average price of $49.09 compared to 1,082,502 shares at an average price of $57.26 in the prior year.  In fiscal year 2016, the Company increased its quarterly dividend to shareholders by 3% to $0.30 per share versus $0.29 per share in the prior year. Lower proceeds from the exercise of stock options mainly reflected lower stock option exercises in the first nine months of fiscal year 2016 compared to the prior year.

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

Cash and Cash Equivalents held outside the U.S. were approximately $518.9 million as of January 31, 2016. The balances in equivalent U.S. dollars were comprised primarily of pound sterling ($328.9 million), euros ($104.5 million), Australian dollars ($37.2 million), Singapore dollars ($16.0 million), U.S. dollars ($9.3 million) and other ($23.0 million). Maintenance of these cash and cash equivalent balances outside the U.S. does not have a material impact on the liquidity or capital resources of the Company’s global, including U.S., operations.  Cash and cash equivalent balances outside the U.S. may be subject to U.S. taxation, if repatriated. The Company intends to reinvest cash outside the U.S. except in instances where repatriating such earnings would result in no additional income tax.  Accordingly, the Company has not accrued for U.S. income tax on the repatriation of non-U.S. earnings.  It is not practical to determine the U.S. income tax liability that would be payable if such cash and cash equivalents were not indefinitely reinvested.

As of January 31, 2016, the Company had approximately $965 million of debt outstanding and approximately $132 million of unused borrowing capacity under its Revolving Credit and other facilities.  The Company believes that its operating cash flow, together with its revolving credit facilities and other available debt financing, will be adequate to meet its operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair its ability to access these markets on terms commercially acceptable.  The Company does not have any off-balance-sheet debt.

The Company’s working capital can be negative due to the seasonality of its businesses. The primary driver of the negative working capital is unearned deferred revenue related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by the Company for a number of purposes including acquisitions; debt repayments; funding operations; dividend payments; and purchasing treasury shares. The deferred revenue will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of January 31, 2016 include $305.5 million of such deferred subscription revenue for which cash was collected in advance.

Projected capital spending for Technology, Property and Equipment and Composition for fiscal year 2016 is forecast to be approximately $105 million and $40 million, respectively.  Fiscal year 2016 Technology, Property and Equipment spending includes approximately $30 million related to new enterprise resource and related systems to enable future operating efficiency gains and spending to transform the Company’s Hoboken headquarters to enable consolidation and productivity gains.  Projected spending for author advances, which is classified as an operating activity, for fiscal year 2016 is forecast to be approximately $100 million.

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

Interest Rates

The Company had $964.7 million of variable rate loans outstanding at January 31, 2016, which approximated fair value.

On August 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.65% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a two-year period ending August 15, 2016. As of January 31, 2016, the notional amount of the interest rate swap was $150.0 million.

On January 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement which expired on January 15, 2016, the Company paid a fixed rate of 0.47% and received a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which was reset every month for a two-year period. As of January 31, 2015, the notional amount of the interest rate swap was $150.0 million.

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

It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.  During the three and nine months ended January 31, 2016, the Company recognized losses on its hedge contracts of approximately $0.2 million and $0.8 million, respectively, which are reflected in Interest Expense in the Condensed Consolidated Statements of Income.  At January 31, 2016, the fair value of the outstanding interest rate swaps was a deferred loss of $0.2 million which was recorded in Other Accrued Liabilities. On an annual basis, a hypothetical one percent change in interest rates for the $814.7 million of unhedged variable rate debt as of January 31, 2016 would affect net income and cash flow by approximately $5.1 million.

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

The Company’s significant investments in non-US businesses are exposed to foreign currency risk. Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment.  During the three and nine months ended January 31, 2016, the Company recorded foreign currency translation losses in Other Comprehensive Income of approximately $66.1 million and $61.2 million, respectively. The loss for the three and nine months ended January 31, 2016 was primarily as a result of the strengthening of the U.S. dollar relative to the British pound sterling.

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

The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Gains and Losses on the Condensed Consolidated Statements of Income, and carried at their fair value on the Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Gains and Losses. The Company did not maintain any open forward contracts as of January 31, 2016. During the three and nine months ended January 31, 2016, the Company did not designate any forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities.

Sales Return Reserves

The estimated allowance for print book sales returns is based upon historical return patterns, as well as current market trends in the businesses in which we operate. Associated with the estimated sales return reserves, the Company also includes a related reduction in inventory and royalty costs as a result of the expected returns.

Net print book sales return reserves amounted to $30.2 million, $39.7 million and $25.3 million as January 31, 2016 and 2015, and April 30, 2015, respectively. The reserves are reflected in the following accounts of the Condensed Consolidated Statements of Financial Position – increase (decrease):

	January 31, 2016	January 31, 2015	April 30, 2015
Accounts Receivable	$(44,546)	$(57,704)	$(37,300)
Inventories	7,250	9,538	6,555
Accounts and Royalties Payable	(7,051)	(8,492)	(5,405)
Decrease in Net Assets	$(30,245)	$(39,674)	$(25,340)

A one percent change in the estimated sales return rate could affect net income by approximately $2.1 million. A change in the pattern or trends in returns could affect the estimated allowance.

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

The Company’s book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 9% of total annual consolidated revenue and 14% of accounts receivable at January 31, 2016, the top 10 book customers account for approximately 19% of total annual consolidated revenue and approximately 35% of accounts receivable at January 31, 2016.

The European Union, Canada and United States have imposed sanctions on business relationships with Iran, including restrictions on financial transactions and prohibitions on direct and indirect trading with listed “designated persons.”  In the first nine months of fiscal year 2016, the Company recorded revenue and net profits of approximately $2.8 million and $0.7 million, respectively, related to the sale of scientific and medical content to certain publicly funded universities, hospitals and institutions that meet the definition of the “Government of Iran” as defined under section 560.304 of title 31, Code of Federal Regulations.  The Company has assessed its business relationship and transactions with Iran and believes it is in compliance with the regulations governing the sanctions. The Company intends to continue in these or similar sales as long as they continue to be consistent with all applicable sanction-related regulations.

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

We are in the process of implementing a new global enterprise resource planning system (“ERP”) that will enhance our business and financial processes and standardize our information systems. We have completed the implementation with respect to certain subsidiaries/locations and will continue to roll out the ERP in phases over the next three years.

As with any new information system we implement, this application, along with the internal controls over financial reporting included in this process, will require testing for effectiveness. In connection with this ERP implementation, we are updating our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. We do not believe that the ERP implementation will have an adverse effect on our internal control over financial reporting.

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 15 Commitment and Contingencies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of fiscal year 2016, the Company made the following purchases of Class A Common Stock under its stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program
November 2015	-	-	-	1,311,003
December 2015	111,014	44.46	111,014	1,199,989
January 2016	236,947	42.47	236,947	963,042
Total	347,961	43.11	347,961

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1 - Amended and Restated Credit Agreement dated March 1, 2016, among the Company and Bank of America, N.A., as Administrative Agent, Swing line Lender, and L/C Issuer, and Other Lenders Party Hereto

31.1 – Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

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

32.2 – 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

101.INS – XBRL Instance Document*

101.SCH – XBRL Taxonomy Extension Schema Document*

101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB – XBRL Taxonomy Extension Label Linkbase Document*

101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF – XBRL Taxonomy Extension Definition Linkbase Document*

(b)	The following reports on Form 8-K were submitted to the Securities and Exchange Commission since the filing of the Company’s 10-Q on December 10, 2015:

i.	Earnings release on the third quarter fiscal year 2016 results issued on Form 8-K dated March 8, 2016 which included the condensed financial statements of the Company.

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

Dated: March 10, 2016