Form 10-Q
period 2016-08-29
WILEY JOHN & SONS, INC.
filed 2016-09-08
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended July 31, 2016

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
YES [ ] NO [X]

The number of shares outstanding of each of the Registrant’s classes of Common Stock as of August 31, 2016 were:

Class A, par value $1.00 – 48,316,047
Class B, par value $1.00 – 9,474,719

This is the first page of a 37 page document

JOHN WILEY & SONS, INC.

INDEX

PART I	-	FINANCIAL INFORMATION	PAGE NO.

Item 1.		Financial Statements

		Condensed Consolidated Statements of Financial Position - Unaudited as of July 31, 2016 and 2015, and April 30, 2015	3

		Condensed Consolidated Statements of Income - Unaudited for the three months ended July 31, 2016 and 2015	4

		Condensed Consolidated Statements of Comprehensive Income (Loss) - Unaudited for the three months ended July 31, 2016 and 2015	5

		Condensed Consolidated Statements of Cash Flows – Unaudited for the three months ended July 31, 2016 and 2015	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-16

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-28

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	29-31

Item 4.		Controls and Procedures	31

PART II	-	OTHER INFORMATION

Item 1.		Legal Proceedings	31

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6.		Exhibits and Reports on Form 8-K	32

SIGNATURES AND CERTIFICATIONS			33-37

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands)

	July 31,		April 30,
	2016	2015	2016
	(Unaudited)	(Unaudited)
Assets:
Current Assets
Cash and cash equivalents	$185,894	$369,413	$363,806
Accounts receivable	213,968	202,570	167,638
Inventories	54,822	58,680	57,779
Prepaid and other	119,392	76,276	81,456
Total Current Assets	574,076	706,939	670,679

Product Development Assets	64,122	61,623	72,126
Technology, Property & Equipment	214,740	198,889	214,770
Intangible Assets	831,249	919,996	877,007
Goodwill	916,690	971,407	951,663
Income Tax Deposits	62,200	58,877	62,912
Other Assets	80,185	63,869	71,939
Total Assets	$2,743,262	$2,981,600	$2,921,096

Liabilities & Shareholders' Equity:
Current Liabilities
Short-term debt	$-	$100,000	$-
Accounts and royalties payable	138,397	142,741	166,222
Deferred revenue	321,616	281,136	426,489
Accrued employment costs	55,241	59,910	97,902
Accrued income taxes	3,368	9,605	9,450
Accrued pension liability	5,467	4,603	5,492
Other accrued liabilities	69,042	61,839	76,252
Total Current Liabilities	593,131	659,834	781,807

Long-Term Debt	653,000	750,473	605,007
Accrued Pension Liability	206,814	202,230	224,170
Deferred Income Tax Liabilities	191,388	205,004	189,868
Other Long-Term Liabilities	82,521	83,395	83,138

Shareholders’ Equity
Class A & Class B common stock	83,190	83,190	83,190
Additional paid-in-capital	373,209	358,761	368,698
Retained earnings	1,686,417	1,612,287	1,673,325
Accumulated other comprehensive loss	(484,152)	(387,918)	(447,686)
Treasury stock	(642,256)	(585,656)	(640,421)
Total Shareholders’ Equity	1,016,408	1,080,664	1,037,106
Total Liabilities & Shareholders' Equity	$2,743,262	$2,981,600	$2,921,096

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(In thousands except per share information)

	For The Three Months
	Ended July 31,
	2016	2015

Revenue	$404,285	$422,981

Costs and Expenses
Cost of sales	113,169	119,729
Operating and administrative expenses	235,649	242,498
Restructuring (credits) charges	(920)	3,425
Amortization of intangibles	12,573	12,420
Total Costs and Expenses	360,471	378,072

Operating Income	43,814	44,909

Interest Expense	(4,071)	(3,573)
Foreign Exchange Transaction Gain (Loss)	221	(80)
Interest Income and Other	377	664

Income Before Taxes	40,341	41,920
Provision For Income Taxes	9,327	9,463

Net Income	$31,014	$32,457

Earnings Per Share
Diluted	$0.53	$0.55
Basic	$0.54	$0.55

Cash Dividends Per Share
Class A Common	$0.31	$0.30
Class B Common	$0.31	$0.30

Average Shares
Diluted	58,176	59,366
Basic	57,438	58,675

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – UNAUDITED
(In thousands)

	For The Three Months
	Ended July 31,
	2016	2015

Net Income	$31,014	$32,457

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(44,640)	19,106
Unamortized retirement costs, net of tax provision (benefit) of $3,304 and $(217), respectively	9,004	(484)
Unrealized (loss) gain on interest rate swaps, net of tax (benefit) provision of $(509) and $55, respectively	(830)	93
Total Other Comprehensive Income (Loss)	(36,466)	18,715

Comprehensive Income (Loss)	$(5,452)	$51,172

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW – UNAUDITED
(In thousands)
	For The Three Months
	Ended July 31,
	2016	2015
Operating Activities
Net income	$31,014	$32,457
Adjustments to reconcile net income to cash used for operating activities:
Amortization of intangibles	12,573	12,420
Amortization of composition costs	9,731	9,650
Depreciation of technology, property and equipment	17,125	16,491
Restructuring (credits) charges	(920)	3,425
Restructuring payments	(6,461)	(9,022)
Stock-based compensation expense	224	3,898
Excess tax benefit from stock-based compensation	(260)	(503)
Royalty advances	(26,166)	(24,811)
Earned royalty advances	30,555	32,060
Other non-cash charges	16,798	14,447
Change in deferred revenue	(88,434)	(95,940)
Net change in operating assets and liabilities	(132,491)	(118,654)
Cash Used for Operating Activities	(136,712)	(124,082)
Investing Activities
Composition spending	(7,989)	(8,284)
Additions to technology, property and equipment	(20,778)	(22,283)
Acquisitions, net of cash acquired	(8,600)	(2,221)
Cash Used for Investing Activities	(37,367)	(32,788)
Financing Activities
Repayments of long-term debt	(153,707)	(33,717)
Borrowings of long-term debt	201,700	134,100
Change in book overdrafts	(12,261)	(5,671)
Cash dividends	(17,914)	(17,609)
Purchase of treasury stock	(11,289)	(12,723)
Proceeds from exercise of stock options and other	13,429	375
Excess tax benefit from stock-based compensation	260	503
Cash Provided by Financing Activities	20,218	65,258
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(24,051)	3,584
Cash and Cash Equivalents
Decrease for the Period	(177,912)	(88,028)
Balance at Beginning of Period	363,806	457,441
Balance at End of Period	$185,894	$369,413
Cash Paid During the Period for:
Interest	$1,793	$3,124
Income taxes, net	$10,198	$8,497

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, results of operations, comprehensive income (loss) and cash flows for the periods presented. Operating results for the interim period are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the most recent audited financial statements included in the Company’s Form 10-K for the fiscal year ended April 30, 2016.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which simplifies the accounting for share-based payment transactions, including income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance also allows an entity to make an accounting policy election to account for forfeitures when they occur or to estimate the number of awards that are expected to vest with a subsequent true up to actual forfeitures (current GAAP). The standard is effective for the Company on May 1, 2017, with early adoption permitted. The Company is currently assessing the impact the new guidance will have on its consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17 “Income Taxes- Balance Sheet Classification of Deferred Taxes”. To simplify the presentation of deferred income taxes, the amendments in this update require that all deferred tax liabilities and assets, including those previously classified as current, be classified as noncurrent in a classified statement of financial position. The amendments in the standard will align the presentation of deferred income tax assets and liabilities International Financial Reporting Standards (“IFRS”). The standard is effective for the Company May 1, 2017 with early adoption permitted. The Company is currently assessing the impact the new guidance will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05 "Intangibles- Goodwill and Other- Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in Cloud Computing Arrangements" (“ASU 2015-05”). Cloud computing arrangements represent the delivery of hosted services over the internet which includes software, platforms, infrastructure and other hosting arrangements. The ASU provides criteria to determine whether the cloud computing arrangement includes a software license. A software license can include customized development, maintenance, hosting and other related costs. If the criteria are met, the customer will capitalize the fee attributable to the software license portion of the arrangement as internal-use software. If the arrangement does not include a software license, it should be treated as a service contract. The Company adopted the new guidance on a prospective basis for all arrangements entered into or materially modified after May 1, 2016.

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers" (Topic 606) (“ASU 2014-09”), and the International Accounting Standards Board (“IASB”) published its equivalent standard, IFRS 15, “Revenue from Contracts with Customers”. These joint comprehensive new revenue recognition standards will supersede most existing revenue recognition guidance and are intended to improve and converge revenue recognition and related financial reporting requirements. The standard is effective for the Company on May 1, 2018 with early adoption permitted on May 1, 2017. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “cumulative effect” adoption, meaning the standard is applied only to the most current period presented in the financial statements. Subsequently, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations” (“ASU 2016-08”), ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing” (“ASU 2016-10”), and issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) – Narrow Scope Improvements and Practical Expedients” (“ASU 2016-12”), which provide clarification and additional guidance related to ASU 2014-09. The Company must adopt ASU 2016-08, ASU 2016-10, and ASU 2016-12 with ASU 2014-09. The Company is currently assessing whether the adoption of the new guidance will have a significant impact on its consolidated financial statements.

3.	Share-Based Compensation

The Company has share-based compensation plans under which employees may be granted performance-based stock awards and other restricted stock awards. Prior to fiscal year 2017, the Company also granted options to purchase shares of Company common stock at the fair market value at the time of grant. The Company recognizes the grant date fair value of share-based compensation in net income on a straight-line basis over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established three years in advance. For the three months ended July 31, 2016 and 2015, the Company recognized share-based compensation expense, on a pre-tax basis, of $0.2 million and $3.9 million, respectively. The decrease from prior year was mainly driven by a reduction in the number of performance-based stock awards expected to vest based on the Company’s financial results.

The following table provides restricted stock data for awards granted by the Company:

	For the Three Months Ended July 31,
	2016	2015
Restricted Stock:
Awards granted (in thousands)	368	285
Weighted average fair value of grant	$51.04	$55.99

For the three months ended July 31, 2016 the Company did not grant any stock option awards. For the three months ended July 31, 2015, the Company granted 160,153 stock option awards at a weighted average grant fair value of $14.77. The weighted average Black-Scholes fair value assumptions for the fiscal year 2015 stock option grants were as follows:

For the Three Months Ended July 31,
2015
Expected life of options (years)	7.2
Risk-free interest rate	2.1%
Expected volatility	29.7%
Expected dividend yield	2.1%
Fair value of common stock on grant date	$55.99

4.    Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by component, net of tax, for the three months ended July 31, 2016 and 2015 were as follows (in thousands):

	Foreign	Unamortized	Interest
	Currency	Retirement	Rate
	Translation	Costs	Swaps	Total

Balance at April 30, 2016	$(267,920)	$(179,405)	$(361)	$(447,686)
Other comprehensive income (loss) before reclassifications	(44,640)	9,668	(1,055)	(36,027)
Amounts reclassified from accumulated other comprehensive loss	-	(664)	225	(439)
Total other comprehensive income (loss)	(44,640)	9,004	(830)	(36,466)
Balance at July 31, 2016	$(312,560)	$(170,401)	$(1,191)	$(484,152)

Balance at April 30, 2015	$(246,854)	$(159,434)	$(345)	$(406,633)
Other comprehensive income (loss) before reclassifications	19,106	(2,457)	(84)	16,565
Amounts reclassified from accumulated other comprehensive loss	-	1,973	177	2,150
Total other comprehensive income (loss)	19,106	(484)	93	18,715
Balance at July 31, 2015	$(227,748)	$(159,918)	$(252)	$(387,918)

During the three months ended July 31, 2016 and 2015, pre-tax actuarial losses included in Unamortized Retirement Costs of approximately $(1.3) million and $3.0 million, respectively, were amortized from Accumulated Other Comprehensive Loss and recognized as pension expense in Operating and Administrative Expenses in the Condensed Consolidated Statements of Income.

5.    Reconciliation of Weighted Average Shares Outstanding and Share Repurchases

A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

	For the Three Months Ended July 31,
	2016	2015

Weighted average shares outstanding	57,665	58,892
Less: Unearned restricted shares	(227)	(217)
Shares used for basic earnings per share	57,438	58,675
Dilutive effect of stock options and other stock awards	738	691
Shares used for diluted earnings per share	58,176	59,366

Since their inclusion in the calculation of diluted earnings per share would have been anti-dilutive, options to purchase 331,575 and 338,297 shares of Class A Common Stock have been excluded for the three months ended July 31, 2016 and July 31, 2015, respectively. In addition, for the three months ended July 31, 2016, 44,650 unearned restricted shares have been excluded as their inclusion would have been anti-dilutive. There were no unearned restricted shares excluded for the three months ended July 31, 2015. During the three months ended July 31, 2016 and 2015, the Company repurchased 221,305 and 230,400 shares of common stock at an average price of $51.01 and $55.22, respectively.

6.    Restructuring and Reinvestment Program:

Beginning in fiscal year 2013, the Company initiated a program (the “Restructuring and Reinvestment Program”) to restructure and realign its cost base with current and anticipated future market conditions.  The Company is targeting a majority of the cost savings achieved to improve margins and earnings, while the remainder will be reinvested in high growth digital business opportunities.

The following tables summarize the pre-tax restructuring charges (credits) related to this program (in thousands):

			Cumulative
			Program
	For the Three Months		Charges
	Ended July 31,		to Date
	2016	2015
Charges (Credits) by Segment:
Research	$(69)	$370	$20,204
Professional Development	352	10	25,158
Education	1	(11)	4,787
Shared Services	(1,204)	3,056	73,520
Total	$(920)	$3,425	$123,669

Charges (Credits) by Activity:
Severance	$257	$1,817	$79,461
Process Reengineering Consulting	7	3,246	18,673
Other Activities	(1,184)	(1,638)	25,535
Total	$(920)	$3,425	$123,669

Other Activities reflects leased facility consolidations, contract termination costs and the curtailment of certain defined benefit pension plans. The credits in Other Activities for the three months ended July 31, 2016 and 2015 mainly reflect changes in estimates for previously accrued restructuring charges related to facility lease reserves.

The following table summarizes the activity for the Restructuring and Reinvestment Program liability for the three months ended July 31, 2016 (in thousands):

				Foreign
	April 30,	Charges/		Translation &	July 31,
	2016	(Credits)	Payments	Reclassifications	2016
Severance	$16,657	257	$(4,689)	$(13)	$12,212
Process Reengineering Consulting	-	7	(7)	-	-
Other Activities	11,852	(1,184)	(1,765)	2,963	11,866
Total	$28,509	(920)	$(6,461)	$2,950	$24,078

The restructuring liability for accrued Severance costs is reflected in Accrued Employment Costs in the Condensed Consolidated Statements of Financial Position. Approximately $1.0 million and $10.9 million of the Other Activities are reflected in Other Accrued Liabilities and Other Long-Term Liabilities, respectively.

7.    Segment Information

The Company is a global provider of knowledge and knowledge-enabled services that improve outcomes in areas of research, professional practice and education. Through the Research segment, the Company provides digital and print scientific, technical, medical and scholarly journals, reference works, books, database services and advertising. The Professional Development segment provides digital and print books, corporate learning solutions, employment assessment and training sources, and test prep and certification. In Education, the Company provides print and digital content, and education solutions including online program management services for higher education institutions and course management tools for instructors and students. The Company takes full advantage of its content from all three businesses in developing and cross-marketing products to its diverse customer base of researchers, professionals, students, and educators. The use of technology enables the Company to make its content efficiently more accessible to its customers around the world. The Company’s operations are primarily located in the United States, Canada, Europe, Asia, and Australia.

In fiscal year 2017, certain amounts were reclassified between the expenses included in each segment’s contribution to profit and unallocated shared services and administrative costs. As a result, prior year amounts have been reclassified to reflect these same reporting methodologies. The Company uses occupied square footage of space; number of employees; units shipped; specific identification/activity-based; gross profit; revenue and number of invoices to allocate shared service costs to each business segment.

Segment information is as follows (in thousands):
	For the Three Months
	Ended July 31,
	2016	2015
RESEARCH
Revenue	$234,441	$237,390

Direct Contribution to Profit	$106,417	$106,614
Allocated Shared Services and Administrative Costs:
Distribution and Operation Services	(9,386)	(10,245)
Technology and Content Management	(28,272)	(24,056)
Occupancy and Other	(5,449)	(7,235)
Contribution to Profit	$63,310	$65,078

PROFESSIONAL DEVELOPMENT
Revenue	$96,066	$98,665

Direct Contribution to Profit	$39,884	$41,281
Allocated Shared Services and Administrative Costs:
Distribution and Operation Services	(5,842)	(6,871)
Technology and Content Management	(9,856)	(9,804)
Occupancy and Other	(4,568)	(5,593)
Contribution to Profit	$19,618	$19,013

EDUCATION
Revenue	$73,778	$86,926

Direct Contribution to Profit	$17,716	$23,289
Allocated Shared Services and Administrative Costs:
Distribution and Operation Services	(3,270)	(3,425)
Technology and Content Management	(12,952)	(10,887)
Occupancy and Other	(3,486)	(3,944)
Contribution to Profit (Loss)	$(1,992)	$5,033

Total Contribution to Profit	$80,936	$89,124
Unallocated Shared Services and Administrative Costs	(37,122)	(44,215)
Operating Income	$43,814	$44,909

The following table reflects total Shared Services and Administrative costs by function, which are partially allocated to business segments based on the methodologies described above:

	For the Three Months
	Ended July 31,
Total Shared Services and Administrative Costs:	2016	2015
Distribution & Operation Services	$19,529	$19,892
Technology & Content Management	70,070	60,792
Finance	11,559	13,399
Other Administration	20,249	29,136
Restructuring Charges (Credits) (see Note 6)	(1,204)	3,056
Total	$120,203	$126,275

	For the Three Months
	Ended July 31,
Total Revenue by Product/Service:	2016	2015
Journal Revenue	$204,956	$202,386
Books and Custom Material	129,915	157,390
Online Program Management	23,172	20,502
Talent Solutions	28,928	26,023
Course Workflow Solutions (WileyPlus)	866	1,020
Other	16,448	15,660
Total	$404,285	$422,981

8.	Inventories

Inventories were as follows (in thousands):

	As of July 31,		As of April 30,
	2016	2015	2016
Finished goods	$43,102	$47,887	$45,170
Work-in-process	6,422	6,439	7,592
Paper, cloth and other	3,968	4,051	4,867
	$53,492	$58,377	$57,629
Inventory value of estimated sales returns	6,179	7,087	4,924
LIFO reserve	(4,849)	(6,784)	(4,774)
Total inventories	$54,822	$58,680	$57,779

9.    Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of July 31,		As of April 30,
	2016	2015	2016
Intangible assets with indefinite lives:
Brands and trademarks	$137,339	$155,254	$147,683
Content and publishing rights	84,976	85,502	87,202
	$222,315	$240,756	$234,885

Net intangible assets with determinable lives:
Content and publishing rights	$429,826	$482,967	$456,881
Customer relationships	164,900	179,458	170,162
Brands and trademarks	13,679	16,221	14,403
Covenants not to compete	529	594	676
	$608,934	$679,240	$642,122
Total	$831,249	$919,996	$877,007

10.  Income Taxes

The effective tax rate for the three months ended July 31, 2016 was 23.1% as compared to 22.6% at July 31, 2015. The increase was principally due to a higher proportion of income in high tax jurisdictions, partially offset by certain tax-free insurance settlements received in the current year.

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

In May 2012, as part of its routine tax audit process, the German tax authorities filed a challenge to the Company’s tax position with respect to the amortization of certain stepped-up assets. The Company filed an appeal with the local finance court in September 2014.  Under German tax law, the Company must pay all contested taxes and the related interest to have the right to defend its position. The Company has made all required payments to date with total deposits paid of 48 million euros through July 31, 2016. The Company does not expect to have to make any additional deposits in future periods.

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

On September 7, 2016, a hearing was conducted with the German Federal Court regarding the Company’s tax appeal, with a final judgement expected to be received during the quarter ended October 31, 2016. If the Company is ultimately successful, the tax deposits will be returned with 6% simple interest, based on current German legislation. If the Company’s tax positon is denied, deposited funds will not be returned to the company and a corresponding non-cash charge will be incurred, along with an additional cash expense of up to $5 million. No further appeals are available beyond the current proceedings. As of July 31, 2016, the USD equivalent of the deposit and accrued interest was $62.2 million, which is recorded as Income Tax Deposits on the Condensed Consolidated Statements of Financial Position. The Company records the accrued interest at 6% within the Provision for Income Taxes in the Condensed Consolidated Statements of Income. The Company expects this matter to be finally resolved during the quarter ended October 31, 2016.

11.  Retirement Plans

The components of net pension expense (income) for the Company’s global defined benefit plans were as follows (in thousands):

	For the Three Months Ended July 31,
	2016	2015
Service cost	$252	$370
Interest cost	7,198	7,638
Expected return on plan assets	(9,375)	(10,172)
Net amortization of prior service cost	(25)	(25)
Recognized net actuarial loss	1,362	1,170
Settlement	-	1,857
Net pension expense (income)	$(588)	$838

The settlement noted above for the three months ended July 31, 2015 relates to a disability payment made subject to terms of the Company’s Supplemental Executive Retirement Plan. Employer defined benefit pension plan contributions were $7.6 million and $7.8 million for the three months ended July 31, 2016 and 2015, respectively. Contributions for employer defined contribution plans were approximately $4.9 million and $5.8 million for the three months ended July 31, 2016 and 2015, respectively.

In July 2016, the Company announced a voluntary, limited-time opportunity for terminated vested employees who are participants in the U.S. Employees’ Retirement Plan of John Wiley & Sons, Inc. (the Pension Plan) to request early payment of their entire Pension Plan benefit in the form of a single lump sum payment. Eligible participants who wish to receive the lump sum payment must make an election between July 15 and August 29, 2016. Several weeks will be allowed for administration of all participant responses. Payment is scheduled to be made on or before October 31, 2016. The target population has a total liability of $60.5 million which will be paid from the Pension Plan trust assets. The amount of the total payments will depend on the participation rate of eligible participants. Settlement accounting rules will apply in the period in which the payments are made which will result in a plan remeasurement and the recognition of a pro-rata portion of unamortized net actuarial loss in the second quarter fiscal 2017 earnings. The amount of net actuarial loss to be recorded is unknown as it is dependent on the rate of participation. Should there be full participation, which the Company does not expect, the actuarial loss would be approximately $20 million

12.	Derivative Instruments and Hedging Activities

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

Interest Rate Contracts:

The Company had $653.0 million of variable rate loans outstanding at July 31, 2016, which approximated fair value.

On April 4, 2016, the Company entered into a forward starting interest rate swap agreement which fixed a portion of the variable interest due on a variable rate debt renewal on May 16, 2016. Under the terms of the agreement, the Company will pay a fixed rate of 0.92% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a three-year period ending May 15, 2019. As of July 31, 2016, the notional amount of the interest rate swap was $350.0 million.

On August 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.65% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a two-year period ending August 15, 2016. As of July 31, 2016, the notional amount of the interest rate swap was $150.0 million.

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

The Company records the fair value of its interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of July 31, 2016 and 2015 and April 30, 2016 was a deferred loss of $2.1 million, $0.5 million, and $0.6 million, respectively. Based on the maturity dates of the contracts, approximately $0.1 million, $0.2 million and $0.1 million of the deferred losses as of July 31, 2016, 2015 and April 30, 2016 were recorded in Other Accrued Liabilities, respectively, with the remaining deferred losses in each period of $2.0 million, $0.3 million and $0.5 million recorded in Other Long-Term Liabilities, respectively. The pre-tax losses that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the three months ended July 31, 2016 and 2015 were $0.5 million and $0.3 million, respectively.

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

As of July 31, 2016 the Company maintained two open forward contracts with notional amounts of 274 million pounds sterling and 75 million pounds sterling. The Company did not maintain any open forward contracts as of July 31, 2015. As of April 30, 2016, the Company maintained two open forward contracts with notional amounts of 31 million Euros and 274 million pounds sterling. During the first three months of fiscal year 2017, the Company did not designate any forward contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities. As of July 31, 2016, the fair value of the open forward exchange contracts was a gain of approximately $40.6 million and recorded within the Prepaid and Other current assets in the Condensed Consolidated Statements of Financial Position. The fair value was measured on a recurring basis using Level 2 inputs. For the three months ended July 31, 2016, the gains recognized on the forward contracts were $39.3 million.

13. Subsequent Event

In August 2016, the Company announced it has signed a definitive agreement, subject to Hart-Scott-Rodino Act review, to acquire the net assets of Atypon Systems, Inc. (“Atypon”), a Silicon Valley-based publishing-software company, for $120 million in cash. Atypon is a publishing-software and service provider that enables scholarly societies and publishers to deliver, host, enhance, market and manage their content on the web. Atypon is privately held and headquartered in Santa Clara, CA, with approximately 260 employees in the U.S. and EMEA. The company provides services through Literatum, an innovative platform that primarily serves the large scientific, technical, medical and scholarly industry. This software gives publishers direct control over how their content is displayed, promoted and monetized on the web. The company generated over $31 million in calendar year 2015 revenue. Atypon’s customers include some of the largest and most prestigious names in the industry. Literatum hosts nearly 9,000 journals, 13 million journal articles and more than 1,800 publication web sites for over 200 societies and publishers, accounting for a third of the world’s English-language scholarly journal articles. The transaction is expected to close with an effective date of October 1, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – FIRST QUARTER ENDED JULY 31, 2016

Throughout this report, references to variances “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses. Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location. For the first quarters of fiscal years 2017 and 2016, the average exchange rates to convert British pounds sterling to U.S. dollars were 1.40 and 1.55, respectively; the average exchange rates to convert euros into U.S. dollars were 1.12 and 1.11, respectively; and the average exchange rates to convert Australian dollars to U.S. dollars were 0.74 and 0.77, respectively. Unless otherwise noted, all variance explanations below are on a currency neutral basis.

Revenue:

Revenue for the first quarter of fiscal year 2017 decreased 4% to $404.3 million, or 2% excluding the unfavorable impact of foreign exchange.  The decrease was mainly driven by a decline in print books ($21 million) and Education custom materials ($3 million), partially offset by the favorable impact of the previously announced transition to time-based digital journal subscription agreements for calendar year 2016 ($4 million); growth in Online Program Management ($3 million), Corporate Learning ($3 million), Author-Funded Access ($2 million), and other ($2 million), mainly new society agreements.

As previously announced, the Company transitioned from issue-based to time-based digital journal subscription agreements for calendar year 2016.  The transition to time-based digital journal subscription agreements shifted approximately $4 million of revenue from fiscal year 2016 to the remainder of calendar year 2016 (fiscal year 2017).  The change had no impact on free cash flow.  The Company made these changes to simplify the contracting and administration of digital journal subscriptions.

Cost of Sales and Gross Profit:

Cost of sales for the first quarter of fiscal year 2017 decreased 5% to $113.2 million, or 3% excluding the favorable impact of foreign exchange.  The decrease was mainly driven by lower print book sales volume ($6 million) and lower cost digital products in Research ($1 million), partially offset by business growth in Online Program Management ($1 million) and Corporate Learning ($1 million); and other costs, mainly higher royalties on society owned journals ($3 million).

Gross profit margin for the first quarter of fiscal year 2017 increased 30 basis points to 72.0% mainly driven by growth in higher margin digital products.

Operating and Administrative Expenses:

Operating and administrative expenses for the first quarter of fiscal year 2017 decreased 3% to $235.6 million, or 1% excluding the favorable impact of foreign exchange.  The decrease was mainly driven by restructuring and other cost savings ($6 million); one-time benefits related to changes in the Company’s retiree and long term disability health plans ($4 million), a life insurance settlement ($2 million) in the current year and a disability settlement in the prior year ($2 million); lower Online Program Management marketing costs ($2 million); and lower accrued variable incentive compensation ($3 million). Partially offsetting these reductions in expenses were investment in the Company’s Enterprise Resource Planning and related systems ($4 million) and other technology development and maintenance costs ($6 million); salary merit increases ($3 million); higher journal editorial costs to support business growth ($2 million); and other, ($2 million) mainly higher bad debt provisions.

Restructuring Charges (Credits):

In the first quarters of fiscal years 2017 and 2016,  the Company recorded pre-tax restructuring (credits) charges of ($0.9) million ($0.01 per share) and $3.4 million ($0.03 per share), respectively, which are described in more detail below.

The following table summarizes the pre-tax restructuring (credits) charges related to the Restructuring and Reinvestment program, which are reflected in Restructuring (Credits) Charges in the Condensed Consolidated Statements of Income (in thousands):

			Cumulative
			Program
	For the Three Months		Charges
	Ended July 31,		to Date
	2016	2015
Charges (Credits) by Segment:
Research	$(69)	$370	$20,204
Professional Development	352	10	25,158
Education	1	(11)	4,787
Shared Services	(1,204)	3,056	73,520
Total	$(920)	$3,425	$123,669

Charges (Credits) by Activity:
Severance	$257	$1,817	$79,461
Process Reengineering Consulting	7	3,246	18,673
Other Activities	(1,184)	(1,638)	25,535
Total	$(920)	$3,425	$123,669

Other Activities reflects leased facility consolidations, contract termination costs and the curtailment of certain defined benefit pension plans. The credits above mainly reflect changes in estimates for previously accrued restructuring charges related to facility lease reserves.

Amortization of Intangibles:

Amortization of intangibles was $12.6 million in the first quarter of fiscal year 2017 and flat with the prior year period.

Interest Expense/Income, Foreign Exchange and Other:

Interest expense for the first quarter of fiscal year 2017 increased $0.5 million due to an increase in the Company’s average borrowing rate from 1.8% to 2.3%, partially offset by lower average debt balances outstanding.

Provision for Income Taxes:

The effective tax rate for the first quarter of fiscal year 2017 was 23.1% compared to 22.6% in the prior year. The increase was principally due to a higher proportion of income in high tax jurisdictions, partially offset by certain tax-free insurance settlements received in the current year.

Earnings Per Share:

Earnings per diluted share for the first quarter of fiscal year 2017 decreased $0.02 per share to $0.53 per share, or $0.06 per share excluding the current and prior year restructuring (credits) charges and the unfavorable impact of foreign exchange.  The decline was mainly driven by lower print book revenue and technology investments in the Company’s internal systems (including the Company’s Enterprise Resource Planning system), partially offset by growth in Online Program Management; restructuring and other cost savings; and one-time favorable cost reductions related to certain employment benefit plans, described above.

BUSINESS SEGMENT RESULTS

In fiscal year 2017, certain amounts were reclassified between direct expenses and shared services and administrative costs. As a result, prior year amounts have been reclassified to reflect these same reporting methodologies. The Company uses occupied square footage of space; number of employees; units shipped; specific identification/activity-based; gross profit; revenue and number of invoices to allocate shared service costs to each business segment.

	For the Three Months
	Ended July 31,			% change
RESEARCH:	2016	2015	% change	w/o FX (a)
Revenue:
Journal Revenue:
Journal Subscriptions	$160,081	$159,068	1%	3%
Author-Funded Access	7,513	5,692	32%	39%
Licensing, Reprints, Backfiles, and Other	37,362	37,626	-1%	3%
Total Journal Revenue	$204,956	$202,386	1%	4%

Books and References:
Print Books	18,568	23,382	-21%	-17%
Digital Books	8,441	8,827	-4%	0%
Licensing and Other	2,476	2,795	-11%	-4%
Total Books and References Revenue	$29,485	$35,004	-16%	-12%

Total Revenue	$234,441	$237,390	-1%	2%

Cost of Sales	(63,357)	(66,083)	-4%	0%

Gross Profit	$171,084	$171,307	0%	3%
Gross Profit Margin	73.0%	72.2%

Direct Expenses	(57,807)	(57,493)	1%	4%
Amortization of Intangibles	(6,929)	(6,830)	1%	7%
Restructuring Credits (Charges) (see Note 6)	69	(370)

Direct Contribution to Profit	$106,417	$106,614	0%	2%
Direct Contribution Margin	45.4%	44.9%

Shared Services and Administrative Costs:
Distribution and Operation Services	(9,386)	(10,245)	-8%	-5%
Technology and Content Management	(28,272)	(24,056)	18%	20%
Occupancy and Other	(5,449)	(7,235)	-25%	-25%

Contribution to Profit	$63,310	$65,078	-3%	0%
Contribution Margin	27.0%	27.4%

(a) Adjusted to exclude the fiscal year 2017 and 2016 Restructuring Credits (Charges)

Revenue:

Research revenue for fiscal year 2017 decreased 1% to $234.4 million, but increased 2% excluding the unfavorable impact of foreign exchange.  As previously announced, the Company transitioned from issue-based to time-based digital journal subscription agreements for calendar year 2016.  The change shifted approximately $4 million of revenue from fiscal year 2016 to the remainder of calendar year 2016 (fiscal year 2017). The change had no impact on free cash flow.  The Company made these changes to simplify the contracting and administration of digital journal subscriptions.  Excluding the impact of the transition to time-based subscriptions and foreign exchange, Research revenue was flat with the prior year as growth in Journal Revenue was offset by a decline in Book and Reference Revenue.

Journal Subscriptions revenue increased 3% on a constant currency basis mainly due to the impact of moving to time-based digital journal subscriptions ($4 million) and growth from new society agreements ($1 million). Excluding the impact of transitioning to time-based journal subscription agreements and foreign exchange, Journal Subscription revenue grew 1% in the first quarter of fiscal year 2017 over the prior year period. As of July 31, 2016, calendar year 2016 journal subscription renewals were 1% higher than calendar year 2015 billings on a constant currency basis with approximately 98% of targeted business under contract for the 2016 calendar year.

Author-Funded Access, which represents article publication fees that provide for free access to articles, grew $1.8 million in the first quarter of fiscal year 2017 due to new titles ($0.8 million) and new authors ($1 million).  Licensing, Reprints, Backfiles and Other revenue of $37.4 million increased 3% on a constant currency basis mainly driven by higher revenue from the licensing of intellectual property rights ($2 million), partially offset by lower advertising revenue ($1 million).

On a currency neutral basis, Books and References revenue decreased 12% to $29.5 million in the first quarter of fiscal year 2017 mainly driven by a decline in Print Books.

Revenue by Region is as follows (in millions):
	For the Three Months
	Ended July 31,		% of	% change
	2016	2015	Revenue	w/o FX
Revenue by Region
Americas	$92.0	$95.5	39%	-3%
EMEA	130.6	130.0	56%	6%
Asia-Pacific	11.8	11.9	6%	1%
Total Revenue	$234.4	$237.4	100%	2%

Cost of Sales:

Cost of Sales for the first quarter of fiscal year 2017 decreased 4% to $63.4 million, but was flat excluding the favorable impact of foreign exchange. Lower cost digital journal products ($1 million) and lower print book inventory provisions ($1 million) were offset by higher royalty costs due to society title growth and increased royalty rates on society owned journals.

Gross Profit:

Gross Profit Margin increased 80 basis points to 73.0% mainly due to lower inventory costs (100 bps) partially offset by higher royalty rates on society owned journals.

Direct Expenses and Amortization:

Direct Expenses for the first quarter of fiscal year 2017 increased 1% to $57.8 million, or 4% excluding the favorable impact of foreign exchange.  The increase was mainly driven by higher journal editorial ($1 million) and selling ($1 million) costs to support business growth; and other ($2 million), mainly higher employment costs, partially offset by restructuring and other cost savings ($2 million). Amortization of Intangibles in the first quarter of fiscal year 2017 was $6.9 million and flat with the prior year period.

Contribution to Profit:

Contribution to Profit for the first quarter of fiscal year 2017 decreased 3% to $63.3 million, but was flat with the prior year excluding the unfavorable impact of foreign exchange and the current and prior year Restructuring Credits (Charges). The revenue results were offset by higher direct expenses and technology investments to support business growth. Contribution Margin was 27.0% compared to 27.4% in the prior year period.

Society Partnerships
•	3 new society journals were signed with combined annual revenue of approximately $3 million
•	13 renewals/extensions were signed with approximately $13 million in combined annual revenue
•	4 journals were not renewed with annual revenue of approximately $1 million

Journal Impact Index

In July 2016, Wiley announced an increase in impact factors across more than half of its indexed titles. According to the 2015 Journal Citation Reports (“JCR”), recently released by Thomson Reuters, 58% of Wiley journals increased their impact factor from 2014 to 2015.  Wiley had 1,204 journals indexed (73% of the Wiley portfolio), an increase on the previous year, with 11 Wiley titles receiving their first impact factor in this year’s JCR release. In addition, 26 Wiley journals achieved a top-category rank, including CA-A Cancer Journal for Clinicians (Impact Factor of 131.7, ranked #1 in Oncology), World Psychiatry (Impact Factor of 20.2, ranked #1 in Psychiatry – an increase of 42% on last year) and Biological Reviews (Impact Factor of 10.7, ranked #1 in Biology).  The Thomson Reuters index is a barometer of journal influence across the research community.

Atypon Acquisition

In August 2016, the Company announced it has signed a definitive agreement, subject to Hart-Scott-Rodino Act review, to acquire the net assets of Atypon Systems, Inc. (“Atypon”), a Silicon Valley-based publishing-software company, for $120 million in cash. Atypon is a publishing- software and service provider that enables scholarly societies and publishers to deliver, host, enhance, market and manage their content on the web. Atypon is privately held and headquartered in Santa Clara, CA, with approximately 260 employees in the U.S. and EMEA. The company provides services through Literatum, an innovative platform that primarily serves the large scientific, technical, medical and scholarly industry. This software gives publishers direct control over how their content is displayed, promoted and monetized on the web. The company generated over $31 million in calendar year 2015 revenue. Atypon’s customers include some of the largest and most prestigious names in the industry. Literatum hosts nearly 9,000 journals, 13 million journal articles and more than 1,800 publication web sites for over 200 societies and publishers, accounting for a third of the world’s English-language scholarly journal articles. The transaction is expected to close with an effective date of October 1, 2016.

	For the Three Months
	Ended July 31,			% change
PROFESSIONAL DEVELOPMENT:	2016	2015	% change	w/o FX (a)
Revenue:
Knowledge Services:
Print Books	$41,513	$48,712	-15%	-13%
Digital Books	11,194	10,633	5%	7%
Online Test Preparation and Certification	9,707	7,906	23%	23%
Other Knowledge Service Revenue	4,724	5,391	-12%	-11%
	67,138	72,642	-8%	-6%
Talent Solutions:
Assessment	13,522	13,275	2%	2%
Corporate Learning	15,406	12,748	21%	20%
	28,928	26,023	11%	11%

Total Revenue	$96,066	$98,665	-3%	-2%

Cost of Sales	(26,742)	(26,789)	0%	0%

Gross Profit	69,324	71,876	-4%	-2%
Gross Profit Margin	72.2%	72.8%

Direct Expenses	(25,828)	(27,380)	-6%	-5%
Amortization of Intangibles	(3,260)	(3,205)	2%	2%
Restructuring Charges (see Note 6)	(352)	(10)

Direct Contribution to Profit	$39,884	$41,281	-3%	-1%
Direct Contribution Margin	41.5%	41.8%

Shared Services and Administrative Costs:
Distribution and Operation Services	(5,842)	(6,871)	-15%	-12%
Technology and Content Management	(9,856)	(9,804)	1%	1%
Occupancy and Other	(4,568)	(5,593)	-18%	-18%

Contribution to Profit	$19,618	$19,013	3%	7%
Contribution Margin	20.4%	19.3%

(a) Adjusted to exclude the fiscal year 2017 and 2016 Restructuring Charges

Revenue:

Professional Development (PD) revenue for the first quarter of fiscal year 2017 decreased 3% to $96.1 million, or 2% excluding the unfavorable impact of foreign exchange. The decrease was mainly driven by weaker book demand across multiple categories, including Technology, partially offset by growth in Corporate Learning and Online Test Preparation and Certification.

Knowledge Services revenue decreased 8% to $67.1 million, or 6% excluding the unfavorable impact of foreign exchange.  The decrease was mainly driven by Print Books ($7 million), partially offset by growth in Online Test Preparation and Certification ($2 million).  The decline in Print Books was partially offset by growth in Digital Books and reflects expected softness in the print book market and title reductions. The increase in Online Test Preparation and Certification was mainly driven by proprietary sales of the Company’s new college entrance examination ACT test preparation products.

Talent Solutions revenue increased 11% to $28.9 million. Revenue growth in Corporate Learning ($3 million) was driven by global growth from new and existing customers. Assessment revenue grew 2% in fiscal year 2017 and was driven by continued growth in post-hire assessment revenue ($1 million), partially offset by an expected decline in pre-hire assessment revenue following portfolio actions to optimize longer-term profitable growth.

Revenue by Region is as follows (in millions):
	For the Three Months
	Ended July 31,		% of	% change
	2016	2015	Revenue	w/o FX
Revenue by Region:
Americas	$67.9	$71.1	71%	-4%
EMEA	23.7	22.0	25%	11%
Asia-Pacific	4.5	5.6	5%	-18%
Total Revenue	$96.1	$98.7	100%	-2%

Cost of Sales:

Cost of Sales for the first quarter of fiscal year 2017 remained flat at $26.7 million.  Costs associated with revenue growth in Corporate Learning ($1 million) were offset by a decline in Print Books sales volume ($1 million).

Gross Profit:

Gross Profit Margin decreased 60 basis points to 72.2% in the first quarter of fiscal year 2017 principally driven by product mix in Corporate Learning.

Direct Expenses and Amortization:

Direct Expenses for the first quarter of fiscal year 2017 decreased 6% to $25.8 million, or 5% excluding the favorable impact of foreign exchange.  The reduction was driven by restructuring and other cost savings ($2 million), partially offset by investments in Corporate Learning to support business growth ($1 million). Amortization of Intangibles increased 2% to $3.3 million in the first quarter of fiscal year 2017.

Contribution to Profit:

Contribution to Profit for the first quarter of fiscal year 2017 increased 3% to $19.6 million, or 7% excluding the unfavorable impact of foreign exchange and the current and prior year Restructuring Charges. The improvement was mainly due to restructuring and other cost savings, partially offset by lower Print Book volume. Contribution Margin was 20.4% compared to 19.3% in the prior year period.

Partnerships:

In August, Wiley announced a publishing agreement with Amazon Web Services (AWS) to introduce official study guide learning tools for the AWS Certification Program. The AWS Certification Program recognizes IT professionals that possess the skills and technical knowledge necessary for building and maintaining applications and services on the AWS Cloud. To earn an AWS Certification, individuals must demonstrate their proficiency in a particular area by passing an AWS Certification Exam.

	For the Three Months
	Ended July 31,			% change
EDUCATION:	2016	2015	% change	w/o FX (a)
Revenue:
Books:
Print Textbooks	$23,489	$34,544	-32%	-31%
Digital Books	4,836	5,754	-16%	-14%
	28,325	40,298	-30%	-28%

Custom Materials	19,398	22,743	-15%	-15%

Course Workflow Solutions (WileyPLUS)	866	1,020	-15%	-15%

Online Program Management	23,172	20,502	13%	13%

Other Education Revenue	2,017	2,363	-15%	-10%

Total Revenue	$73,778	$86,926	-15%	-14%

Cost of Sales	(23,073)	(26,858)	-14%	-13%

Gross Profit	$50,705	$60,068	-16%	-15%
Gross Profit Margin	68.7%	69.1%

Direct Expenses	(30,606)	(34,408)	-11%	-10%
Amortization of Intangibles	(2,382)	(2,382)
Restructuring Charges (see Note 6)	(1)	11

Direct Contribution to Profit	$17,716	$23,289	-24%	-24%
Direct Contribution Margin	24.0%	26.8%

Shared Service Costs:
Distribution and Operation Services	(3,270)	(3,425)	-5%	-5%
Technology and Content Management	(12,952)	(10,887)	19%	19%
Occupancy and Other	(3,486)	(3,944)	-12%	-12%

Contribution to Profit (Loss)	$(1,992)	$5,033	-140%	-138%
Contribution Margin	-2.7%	5.8%

(a) Adjusted to exclude the fiscal year 2017 and 2016 Restructuring Credits (Charges)

Revenue:

Education revenue for the first quarter of fiscal year 2017 decreased 15% to $73.8 million, or 14% excluding the unfavorable impact of foreign exchange. Books declined 28% to $28.3 million and Custom Materials declined 15% to $19.4 million. Market pressure was particularly strong in June and July, which we believe to be driven by continued market-share gain for textbook rental, retailers tightening their inventory levels and fine-tuning inventory practices following high 2015-2016 returns, and timing and visibility impact of continued shift to digital from print. Digital purchases are transacted at or shortly after each semester begins.

Online Program Management revenue increased 13% to $23.2 million reflecting an increase in enrollments and institutional partners. As of July 31, 2016, Wiley had 37 partners and 232 degree programs under contract compared to 38 partners and 210 degree programs as of July 31, 2015. Revenue generating programs increased 10% to 183 programs since July 31, 2015. One partnership and 4 programs expired in the quarter, while 10 new programs were contracted with existing partners.

Revenue by Region is as follows (in millions):
	For the Three Months
	Ended July 31,		% of	% change
	2016	2015	Revenue	w/o FX
Revenue by Region:
Americas	$61.3	$72.1	83%	-15%
EMEA	2.9	3.9	4%	-22%
Asia-Pacific	9.6	10.9	13%	-9%
Total Revenue	$73.8	$86.9	100%	-14%

Cost of Sales:

Cost of Sales for the first quarter of fiscal year 2017 decreased 14% to $23.1 million, or 13% excluding the favorable impact of foreign exchange. The decrease was mainly driven by lower Books sales volume ($5 million), partially offset by Online Program Management program growth ($1 million).

Gross Profit:

Gross Profit Margin for the first quarter of fiscal year 2017 declined 40 basis points to 68.7% mainly due to lower gross margins in Online Program Management.

Direct Expenses and Amortization:

Direct Expenses decreased 11% to $30.6 million in the first quarter of fiscal year 2017, or 10% excluding the favorable impact of foreign exchange. The decrease was mainly driven by lower Online Program Management student recruitment costs ($2 million) and restructuring and other cost savings ($1 million).  Amortization of Intangibles of $2.4 million was flat to prior year.

Contribution to Profit (Loss):

Contribution to Profit (Loss) was a $2.0 million loss in the first quarter of fiscal year 2017 compared to a $5.0 million profit in the prior year. The decline was mainly driven by lower Books and Custom Materials revenue and higher technology support costs, partially offset by Online Program Management business growth and restructuring and other cost savings.

SHARED SERVICES AND ADMINISTRATIVE COSTS:

In fiscal year 2017, certain amounts were reclassified between each segments direct expenses and shared services and administrative costs. As a result, prior year amounts have been reclassified to reflect these same reporting methodologies. The Company uses occupied square footage of space; number of employees; units shipped; specific identification/activity-based; gross profit; revenue and number of invoices to allocate shared service costs to each business segment.

	For the Three Months
	Ended July 31,			% change
	2016	2015	% change	w/o FX (a)

Distribution and Operation Services	$19,529	$19,892	-2%	2%
Technology and Content Management	70,070	60,792	15%	17%
Finance	11,559	13,399	-14%	-12%
Other Administration	20,249	29,136	-31%	-29%
Restructuring (Credits) Charges (see Note 6)	(1,204)	3,056
Total	$120,203	$126,275	-5%	0%

(a) Adjusted to exclude the fiscal year 2017 and 2016 Restructuring (Credits) Charges

Shared Services and Administrative Costs for the first quarter of fiscal year 2017 decreased 5% to $120.2 million, but remained flat on a currency neutral basis and excluding the current and prior year Restructuring (Credits) Charges. Technology and Content Management increased mainly due to incremental investments in the Company’s Enterprise Resource Planning and related systems ($4 million); higher system development costs and the related depreciation ($4 million); higher license, maintenance and hosting costs ($2 million); and investments in Online Program Management ($1 million), partially offset by restructuring and other cost savings ($1 million). Finance costs decreased due to lower employment costs ($1 million) and other ($1 million), mainly higher consulting costs in the prior year.  Other Administration Costs decreased mainly due to one-time benefits related to changes in the Company’s retiree and long-term disability health plans ($4 million); a life insurance settlement in the current year ($2 million); a disability settlement in the prior year ($2 million); and lower accrued variable incentive compensation ($2 million), partially offset by higher consulting ($1 million) and other employment costs ($1 million).

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Cash and Cash Equivalents balance was $185.9 million at the end of the first quarter of fiscal year 2017, compared with $369.4 million a year earlier.  Cash Used for Operating Activities in the first quarter of fiscal year 2017 increased $12.6 million over the first quarter of fiscal year 2016 to $136.7 million principally due to lower cash earnings; higher incentive compensation payments ($5 million); the timing of vendor ($7 million) and income tax ($2 million) payments and higher royalty advance payments ($2 million), partially offset by higher journal subscription cash collections ($17 million) due to timing and business growth; and lower payments related to the Company’s restructuring programs ($3 million).

Cash Used for Investing Activities in the first quarter of fiscal year 2017 was $37.4 million compared to $32.8 million in the prior year. Composition spending was $8.0 million in the first quarter of fiscal year 2017 compared to $8.2 million in the prior year. Cash used for technology, property and equipment was $20.8 million in the first quarter of fiscal year 2017 compared to $22.3 million in the prior year.  The decrease mainly reflects lower capital spending on computer hardware and related internally developed software, partially offset by increased spend on ERP and related systems ($1 million). Acquisitions in both periods mainly reflect the acquisition of publication rights for society journals.

Cash Provided by Financing Activities was $20.2 million in the first quarter of fiscal year 2017 compared to $65.3 million in the prior year. During the first quarter of fiscal year 2017, net debt borrowings were $48.0 million compared to $100.4 million in the prior year. The Company’s net debt (debt less cash and cash equivalents) decreased $14.0 million from the prior year to $467.1 million.

During the first quarter of fiscal year 2017, the Company repurchased 221,305 shares of common stock at an average price of $51.01 compared to 230,400 shares at an average price of $55.22 in the prior year.  In the first quarter of fiscal year 2017, the Company increased its quarterly dividend to shareholders by 3% to $0.31 per share versus $0.30 per share in the prior year. Higher proceeds from the exercise of stock options mainly reflect a higher volume of stock option exercises in the first quarter of fiscal year 2017 compared to the prior year.

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

Cash and Cash Equivalents held outside the U.S. were approximately $168 million as of July 31, 2016. The balances in equivalent U.S. dollars were comprised primarily of pound sterling ($77 million), euros ($40 million), Singapore dollars ($12 million), Australian dollars ($12 million), U.S. dollars ($9 million), and other ($18 million). Maintenance of these cash and cash equivalent balances outside the U.S. does not have a material impact on the liquidity or capital resources of the Company’s global, including U.S., operations. Cash and cash equivalent balances outside the U.S. may be subject to U.S. taxation, if repatriated. The Company intends to reinvest cash outside the U.S. except in instances where repatriating such earnings would result in no additional income tax.  Accordingly, the Company has not accrued for U.S. income tax on the repatriation of non-U.S. earnings.  It is not practical to determine the U.S. income tax liability that would be payable if such cash and cash equivalents were not indefinitely reinvested.

As of July 31, 2016, the Company had approximately $653 million of debt outstanding and approximately $454 million of unused borrowing capacity under its Revolving Credit and other facilities. The Company believes that its operating cash flow, together with its revolving credit facilities and other available debt financing, will be adequate to meet its operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair its ability to access these markets on terms commercially acceptable.  The Company does not have any off-balance-sheet debt.

The Company’s working capital can be negative due to the seasonality of its businesses. The primary driver of the negative working capital is unearned deferred revenue related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by the Company for a number of purposes including acquisitions; debt repayments; funding operations; dividend payments; and purchasing treasury shares. The deferred revenue will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of July 31, 2016 include $321.6 million of such deferred subscription revenue for which cash was collected in advance.

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

In July 2016, the Company announced a voluntary, limited-time opportunity for terminated vested employees who are participants in the U.S. Employees’ Retirement Plan of John Wiley & Sons, Inc. (the Pension Plan) to request early payment of their entire Pension Plan benefit in the form of a single lump sum payment. Eligible participants who wish to receive the lump sum payment must make an election between July 15 and August 29, 2016. Several weeks will be allowed for administration of all participant responses. Payment is scheduled to be made on or before October 31, 2016. The target population has a total liability of $60.5 million which will be paid from the Pension Plan trust assets. The amount of the total payments will depend on the participation rate of eligible participants. Settlement accounting rules will apply in the period in which the payments are made which will result in a plan remeasurement and the recognition in earnings of a pro-rata portion of unamortized net actuarial loss in the second quarter of fiscal year 2017. The amount of net actuarial loss to be recorded is dependent on the rate of participation. Should there be full participation, which the Company does not anticipate, the actuarial loss recognized would be approximately $20 million.

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

Interest Rates

The Company had $653.0 million of variable rate loans outstanding at July 31, 2016, which approximated fair value.

On April 4, 2016, the Company entered into a forward starting interest rate swap agreement which fixed a portion of the variable interest due on a variable rate debt renewal on May 16, 2016. Under the terms of the agreement, the Company will pay a fixed rate of 0.92% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a three-year period ending May 15, 2019. As of July 31, 2016, the notional amount of the interest rate swap was $350.0 million.

On August 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, the Company pays a fixed rate of 0.65% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a two-year period ending August 15, 2016. As of July 31, 2016, the notional amount of the interest rate swap was $150.0 million.

It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.  During the three months ended July 31, 2016, the Company recognized losses on its hedge contracts of approximately $0.5 million, which are reflected in Interest Expense in the Condensed Consolidated Statements of Income.  At July 31, 2016, the fair value of the outstanding interest rate swaps was a deferred loss of $2.1 million. Based on the maturity dates of the contracts, approximately $0.1 million of the deferred loss as of July 31, 2016 was recorded in Other Accrued Liabilities, with the remaining deferred loss of $2.0 million recorded in Other Long term Liabilities. On an annual basis, a hypothetical one percent change in interest rates for the $153.0 million of unhedged variable rate debt as of July 31, 2016 would affect net income and cash flow by approximately $0.9 million.

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

The Company’s significant investments in non-U.S. businesses are exposed to foreign currency risk. Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment.  During the three months ended July 31, 2016, the Company recorded foreign currency translation losses in Other Comprehensive Income of approximately $44.6 million. The loss for the three months ended July 31, 2016 was primarily as a result of the strengthening of the U.S. dollar relative to the British pound sterling.

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

The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Gains and Losses on the Condensed Consolidated Statements of Income, and carried at their fair value on the Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Gains and Losses. As of July 31, 2016, the Company maintained two open forward contracts with notional amounts of 274 million pounds sterling and 75 million pounds sterling. During the three months ended July 31, 2016, the Company did not designate any forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities. As of July 31, 2016, the fair value of the open forward exchange contracts was a gain of approximately $40.6 million and recorded within the Prepaid and Other current assets in the Condensed Consolidated Statements of Financial Position. The fair value was measured on a recurring basis using Level 2 inputs. For the three months ended July 31, 2016, the gains recognized on the forward contracts were $39.3 million.

Sales Return Reserves

The estimated allowance for print book sales returns is based upon historical return patterns, as well as current market trends in the businesses in which we operate. Associated with the estimated sales return reserves, the Company also includes a related reduction in inventory and royalty costs as a result of the expected returns.

Net print book sales return reserves amounted to $23.3 million, $31.4 million and $19.9 million as July 31, 2016 and 2015, and April 30, 2016, respectively. The reserves are reflected in the following accounts of the Condensed Consolidated Statements of Financial Position – increase (decrease):

	July 31, 2016	July 31, 2015	April 30, 2016
Accounts Receivable	$(34,700)	$(45,167)	$(29,447)
Inventories	6,179	7,087	4,924
Accounts and Royalties Payable	(5,239)	(6,649)	(4,662)
Decrease in Net Assets	$(23,282)	$(31,431)	$(19,861)

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

The Company’s book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 9% of total annual consolidated revenue and 13% of accounts receivable at July 31, 2016, the top 10 book customers account for approximately 19% of total annual consolidated revenue and approximately 35% of accounts receivable at July 31, 2016.

The European Union, Canada and United States have imposed sanctions on business relationships with Iran, including restrictions on financial transactions and prohibitions on direct and indirect trading with listed “designated persons.”  In the first nine months of fiscal year 2016, the Company recorded revenue and net profits of approximately $0.2 million and $0.1 million, respectively, related to the sale of scientific and medical content to certain publicly funded universities, hospitals and institutions that meet the definition of the “Government of Iran” as defined under section 560.304 of title 31, Code of Federal Regulations.  The Company has assessed its business relationship and transactions with Iran and believes it is in compliance with the regulations governing the sanctions. The Company intends to continue in these or similar sales as long as they continue to be consistent with all applicable sanction-related regulations.

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

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no significant developments related to legal proceedings during the first quarter of fiscal year 2017.  For information regarding legal proceedings, see the Company’s Form 10-K for the fiscal year ended April 30, 2016 Note 15 Commitment and Contingencies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal year 2017, the Company made the following purchases of Class A Common Stock under its stock repurchase program:
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program
May 2016	-	-	-	746,836
June 2016	153,871	50.32	153,871	592,965
July 2016	67,434	52.60	67,434	525,531
Total	221,305	51.01	221,305

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

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

32.2 – 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer

101.INS – XBRL Instance Document*

101.SCH – XBRL Taxonomy Extension Schema Document*

101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB – XBRL Taxonomy Extension Label Linkbase Document*

101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF – XBRL Taxonomy Extension Definition Linkbase Document*

(b)	The following reports on Form 8-K were submitted to the Securities and Exchange Commission since the filing of the Company’s 10-K on June 29, 2016:

i.	Announcement of the acquisition of Atypon issued on Form 8-K dated August 18, 2016.

ii.	Earnings release on the first quarter fiscal year 2017 results issued on Form 8-K dated September 7, 2016 which included the condensed consolidated financial statements of the Company.

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

Dated: September 8, 2016