Form 10-Q
period 2016-12-09
WILEY JOHN & SONS, INC.
filed 2016-12-12
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]                    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended October 31, 2016

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
YES [ ] NO [X]

The number of shares outstanding of each of the Registrant’s classes of Common Stock as of November 30, 2016 were:

Class A, par value $1.00 – 48,328,421
Class B, par value $1.00 – 9,197,169

This is the first page of a 48 page document

JOHN WILEY & SONS, INC.

INDEX

PART I	-	FINANCIAL INFORMATION	PAGE NO.

Item 1.		Financial Statements

		Condensed Consolidated Statements of Financial Position - Unaudited as of October 31, 2016 and 2015, and April 30, 2016	3

		Condensed Consolidated Statements of Income - Unaudited for the three and six months ended October 31, 2016 and 2015	4

		Condensed Consolidated Statements of Comprehensive Income (Loss) - Unaudited for the three and six months ended October 31, 2016 and 2015	5

		Condensed Consolidated Statements of Cash Flows – Unaudited for the six months ended October 31, 2016 and 2015	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-17

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-39

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	40-42

Item 4.		Controls and Procedures	42

PART II	-	OTHER INFORMATION

Item 1.		Legal Proceedings	42

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 6.		Exhibits and Reports on Form 8-K	43

SIGNATURES AND CERTIFICATIONS			44-48

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands)

	October 31,		April 30,
	2016	2015	2016
	(Unaudited)	(Unaudited)
Assets:
Current Assets
Cash and cash equivalents	$267,410	$308,235	$363,806
Accounts receivable	212,590	183,447	167,638
Inventories	51,779	58,154	57,779
Prepaid and other	147,753	68,951	81,456
Total Current Assets	679,532	618,787	670,679

Product Development Assets	48,927	55,432	72,126
Technology, Property & Equipment	248,281	205,362	214,770
Intangible Assets	822,962	915,174	877,007
Goodwill	974,068	965,571	951,663
Income Tax Deposits	-	59,810	62,912
Other Assets	79,684	62,691	71,939
Total Assets	$2,853,454	$2,882,827	$2,921,096

Liabilities & Shareholders' Equity:
Current Liabilities
Short-term debt	$-	$150,000	$-
Accounts and royalties payable	158,985	161,282	166,222
Deferred revenue	223,307	150,716	426,489
Accrued employment costs	69,072	61,790	97,902
Accrued income taxes	8,515	9,654	9,450
Accrued pension liability	5,459	4,602	5,492
Other accrued liabilities	77,484	55,355	76,252
Total Current Liabilities	542,822	593,399	781,807

Long-Term Debt	883,992	739,051	605,007
Accrued Pension Liability	181,735	196,094	224,170
Deferred Income Tax Liabilities	191,729	203,499	189,868
Other Long-Term Liabilities	71,675	83,111	83,138

Shareholders’ Equity
Class A & Class B common stock	83,190	83,190	83,190
Additional paid-in-capital	379,009	361,567	368,698
Retained earnings	1,656,991	1,638,324	1,673,325
Accumulated other comprehensive loss	(486,649)	(399,367)	(447,686)
Treasury stock	(651,040)	(616,041)	(640,421)
Total Shareholders’ Equity	981,501	1,067,673	1,037,106
Total Liabilities & Shareholders' Equity	$2,853,454	$2,882,827	$2,921,096

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(In thousands except per share information)

	For The Three Months		For The Six Months
	Ended October 31,		Ended October 31,
	2016	2015	2016	2015

Revenue	$425,588	$433,362	$829,873	$856,343

Costs and Expenses
Cost of sales	111,574	116,594	225,052	236,142
Operating and administrative expenses	247,270	240,136	482,497	482,836
Restructuring charges	6,847	3,694	5,927	7,119
Amortization of intangibles	12,253	12,673	24,826	25,072
Total Costs and Expenses	377,944	373,097	738,302	751,169

Operating Income	47,644	60,265	91,571	105,174

Interest Expense	(4,360)	(4,324)	(8,431)	(7,897)
Foreign Exchange (Loss) Transaction Gain	(360)	38	(139)	(42)
Interest Income and Other	478	644	728	1,308

Income Before Taxes	43,402	56,623	83,729	98,543
Provision For Income Taxes	54,853	13,023	64,180	22,486

Net Income (Loss)	$(11,451)	$43,600	$19,549	$76,057

Earnings (Loss) Per Share
Diluted	$(0.20)	$0.74	$0.34	$1.29
Basic	$(0.20)	$0.75	$0.34	$1.30

Cash Dividends Per Share
Class A Common	$0.31	$0.30	$0.62	$0.60
Class B Common	$0.31	$0.30	$0.62	$0.60

Average Shares
Diluted	57,538	58,790	58,259	59,090
Basic	57,538	58,163	57,494	58,433

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – UNAUDITED
(In thousands)

	For The Three Months		For The Six Months
	Ended October 31,		Ended October 31,
	2016	2015	2016	2015

Net Income (Loss)	$(11,451)	$43,600	$19,549	$76,057

Other Comprehensive Income (Loss) :
Foreign currency translation adjustment	(25,824)	(14,242)	(70,464)	4,864
Unamortized retirement costs, net of tax provision of $8,163, $799, $11,456 and $310, respectively	22,151	2,765	31,155	2,281
Unrealized gain on interest rate swaps, net of tax provision of $721, $17, $212, and $74, respectively	1,176	28	346	121
Total Other Comprehensive Income (Loss)	(2,497)	(11,449)	(38,963)	7,266

Comprehensive Income (Loss)	$(13,948)	$32,151	$(19,414)	$83,323

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW – UNAUDITED
(In thousands)
	For The Six Months
	Ended October 31,
	2016	2015
Operating Activities
Net income	$19,549	$76,057
Adjustments to reconcile net income to cash used for operating activities:
Amortization of intangibles	24,826	25,072
Amortization of composition costs	18,701	19,967
Depreciation of technology, property and equipment	34,092	32,820
Restructuring charges	5,927	7,119
Restructuring payments	(10,770)	(18,339)
Deferred Income Tax Benefit on UK Rate Change	(2,575)	-
Unfavorable Tax Settlement	47,531	-
One-Time Pension Settlement	8,842	-
Stock-based compensation expense	4,907	8,112
Excess tax benefit from stock-based compensation	(187)	(527)
Royalty advances	(46,070)	(45,553)
Earned royalty advances	64,321	60,163
Other non-cash charges	31,157	18,115
Change in deferred revenue	(199,419)	(225,115)
Net change in operating assets and liabilities	(86,926)	(84,410)
Cash Used for Operating Activities	(86,094)	(126,519)
Investing Activities
Composition spending	(16,604)	(20,033)
Additions to technology, property and equipment	(52,728)	(46,177)
Acquisitions, net of cash acquired	(135,753)	(16,681)
Cash Used for Investing Activities	(205,085)	(82,891)
Financing Activities
Repayments of long-term debt	(201,415)	(112,641)
Borrowings of long-term debt	480,400	201,600
Borrowings of short-term debt	-	50,000
Change in book overdrafts	(5,861)	285
Cash dividends	(35,883)	(35,166)
Purchase of treasury stock	(21,289)	(44,703)
Proceeds from exercise of stock options and other	15,703	465
Excess tax benefit from stock-based compensation	187	527
Cash Provided by Financing Activities	231,842	60,367
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(37,059)	(163)
Cash and Cash Equivalents
Decrease for the Period	(96,396)	(149,206)
Balance at Beginning of Period	363,806	457,441
Balance at End of Period	$267,410	$308,235
Cash Paid During the Period for:
Interest	$5,594	$6,654
Income taxes, net	$20,231	$21,532

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Effective August 1, 2016, the Company completed a number of changes to its organizational structure that resulted in a change in how the Company manages its business, allocates resources and measures performance. As a result, the Company has revised its reportable segments to reflect how management currently reviews financial information and makes operating decisions. Refer to Note 8, “Segment Information” for additional information on the changes in reportable segments.  All prior period amounts have been adjusted to reflect the reportable segment change.

2.	Recent Accounting Standards

In October 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-16 “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory” which simplifies the accounting for the income tax consequences of intra-entity transfers of assets other than inventory.  Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The new guidance states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  Consequently, the amendments in this Update eliminate the exception for an intra-entity transfer of an asset other than inventory. The standard is effective for the company on May 1, 2018, with early adoption permitted. The Company expects no initial impact on the adoption.

In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, which provides clarification on classifying a variety of activities within the Statement of Cash flows. The standard is effective for the company on May 1, 2018, with early adoption permitted.  The Company is currently assessing the impact the new guidance will have on its statement of cash flows.

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

In November 2015, the FASB issued ASU 2015-17 “Income Taxes- Balance Sheet Classification of Deferred Taxes”. To simplify the presentation of deferred income taxes, the amendments in this update require that all deferred tax assets and liabilities, including those previously classified as current, be classified as a single noncurrent line in a classified statement of financial position. The amendments in the standard will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (“IFRS”). The standard is effective for the Company on May 1, 2017 with early adoption permitted. The Company will adopt the new guidance on May 1, 2017. The adoption will have no impact on the Company’s results of operations or statement of cash flows.

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

The Company has share-based compensation plans under which employees may be granted performance-based stock awards and other restricted stock awards. Prior to fiscal year 2017, the Company also granted options to purchase shares of Company common stock at the fair market value at the time of grant. The Company recognizes the grant date fair value of share-based compensation in net income on a straight-line basis over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established three years in advance. For the three months ended October 31, 2016 and 2015, the Company recognized share-based compensation expense, on a pre-tax basis, of $4.6 million and $4.2 million, respectively. For the six months ended October 31, 2016 and 2015, the Company recognized share-based compensation expense, on a pre-tax basis of $4.9 million and $8.1 million, respectively. The decrease for the six months ended October 31, 2016 was mainly driven by a reduction in the number of performance-based stock awards expected to vest based on the Company’s financial results.

The following table provides restricted stock data for awards granted by the Company:

	For the Six Months Ended October 31,
	2016	2015
Restricted Stock:
Awards granted (in thousands)	509	289
Weighted average fair value of grant	$50.56	$55.91

For the six months ended October 31, 2016 the Company did not grant any stock option awards. For the six months ended October 31, 2015, the Company granted 160,153 stock option awards at a weighted average grant fair value of $14.77.

The weighted average Black-Scholes fair value assumptions for the fiscal year 2016 stock option grants were as follows:

Expected life of options (years)	7.2
Risk-free interest rate	2.1%
Expected volatility	29.7%
Expected dividend yield	2.1%
Fair value of common stock on grant date	$55.99

4.      Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by component, net of tax, for the three and six months ended October 31, 2016 and 2015 were as follows (in thousands):

	Foreign	Unamortized	Interest
	Currency	Retirement	Rate
	Translation	Costs	Swaps	Total

Balance at July 31, 2016	$(312,560)	$(170,401)	$(1,191)	$(484,152)
Other comprehensive income (loss) before reclassifications	(25,824)	15,826	1,200	(8,798)
Amounts reclassified from accumulated other comprehensive loss	-	6,325	(24)	6,301
Total other comprehensive income (loss)	(25,824)	22,151	1,176	(2,497)
Balance at October 31, 2016	$(338,384)	$(148,250)	$(15)	$(486,649)

Balance at April 30, 2016	$(267,920)	$(179,405)	$(361)	$(447,686)
Other comprehensive income (loss) before reclassifications	(70,464)	25,494	97	(44,873)
Amounts reclassified from accumulated other comprehensive loss	-	5,661	249	5,910
Total other comprehensive income (loss)	(70,464)	31,155	346	(38,963)
Balance at October 31, 2016	$(338,384)	$(148,250)	$(15)	$(486,649)

	Foreign	Unamortized	Interest
	Currency	Retirement	Rate
	Translation	Costs	Swaps	Total

Balance at July 31, 2015	$(227,748)	$(159,918)	$(252)	$(387,918)
Other comprehensive income (loss) before reclassifications	(14,242)	1,382	(145)	(13,005)
Amounts reclassified from accumulated other comprehensive loss	-	1,383	173	1,556
Total other comprehensive income (loss)	(14,242)	2,765	28	(11,449)
Balance at October 31, 2015	$(241,990)	$(157,153)	$(224)	$(399,367)

Balance at April 30, 2015	$(246,854)	$(159,434)	$(345)	$(406,633)
Other comprehensive income (loss) before reclassifications	4,864	(1,075)	(229)	3,560
Amounts reclassified from accumulated other comprehensive loss	-	3,356	350	3,706
Total other comprehensive income (loss)	$4,864	$2,281	$121	$7,266
Balance at October 31, 2015	$(241,990)	$(157,153)	$(224)	$(399,367)

During the three months ended October 31, 2016 and 2015, pre-tax actuarial losses included in Unamortized Retirement Costs of approximately $10.0 million and $2.1 million, respectively, were amortized from Accumulated Other Comprehensive Loss and recognized as pension expense in Operating and Administrative Expenses in the Condensed Consolidated Statements of Income. During the six months ended October 31, 2016 and 2015, pre-tax actuarial losses of approximately $8.7 million and $5.1 million, respectively, were amortized.

5.      Reconciliation of Weighted Average Shares Outstanding and Share Repurchases

A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2016	2015	2016	2015

Weighted average shares outstanding	57,759	58,455	57,717	58,686
Less: Unearned restricted shares	(221)	(292)	(223)	(253)
Shares used for basic earnings per share	57,538	58,163	57,494	58,433
Dilutive effect of stock options and other stock awards	-	627	765	657
Shares used for diluted earnings per share	57,538	58,790	58,259	59,090

For the three months ended October 31, 2016 diluted shares is the same as basic shares, due to the fact that potentially dilutive securities would have an antidilutive effect as the Company incurred a net loss for the period.

There were no unearned restricted shares excluded for the three months ended October 31, 2015. For the six months ended October 31, 2016 and 2015, 42,783 and 91,590 unearned restricted shares have been excluded, respectively. Since their inclusion in the calculation of diluted earnings per share would have been anti-dilutive, options to purchase 315,425 shares of Class A Common Stock have been excluded for the six months ended October 31, 2016 and 339,003 shares have been excluded from the three and six months ended October 31, 2015, respectively.

During the three months ended October 31, 2016 and 2015, the Company repurchased 193,955 and 637,717 shares of common stock at an average price of $51.56 and $50.15, respectively. During the six months ended October 31, 2016 and 2015, the Company repurchased 415,260 and 868,137 shares of common stock at an average price of $51.27 and $51.49, respectively.

6.      Acquisitions:

On September 30, 2016, the Company acquired the net assets of Atypon Systems, Inc. (“Atypon”), a Silicon Valley-based publishing-software company, for approximately $121 million in cash, net of cash acquired. Atypon is a publishing-software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market and manage their content on the web. Atypon is headquartered in Santa Clara, CA, with approximately 260 employees in the U.S. and EMEA. The company provides services through Literatum, an innovative platform that primarily serves the scientific, technical, medical and scholarly industry. This software gives publishers direct control over how their content is displayed, promoted and monetized on the web. The company generated over $31 million in calendar year 2015 revenue. Literatum hosts nearly 9,000 journals, 13 million journal articles and more than 1,800 publication web sites for over 200 societies and publishers, accounting for a third of the world’s English-language scholarly journal articles. The $121 million purchase price was allocated on a preliminary basis mainly to identifiable long-lived intangible assets, including customer relationships ($21 million), software ($18 million), goodwill ($74 million) and other ($5 million), with the remainder allocated to working capital ($3 million). The fair value of intangible assets and technology acquired was based on management’s assessment performed with the assistance of a third party valuation consultant. Goodwill represents the excess of the purchase price over the fair value of net assets acquired and comprises the estimated value of Atypon’s workforce, unidentifiable intangible assets and the fair value of expected synergies. The identifiable long-lived intangible assets with definitive lives are primarily amortized over a weighted average estimated useful life of approximately 13 years. The Company expects to finalize its purchase accounting for Atypon by September 30, 2017. Atypon revenue and loss per share, which included one month of operations in the Company’s results, was $2.5 million and ($0.01) per share for both the three and six months ended October 31, 2016.

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

The following tables summarize the pre-tax restructuring charges (credits) related to this program (in thousands):

					Cumulative
					Program
	For the Three Months		For the Six Months		Charges
	Ended October 31,		Ended October 31,		to Date
	2016	2015	2016	2015
Charges (Credits) by Segment:
Research	$229	$496	$160	$866	$18,367
Publishing	215	260	569	259	31,461
Solutions	524	140	524	140	1,289
Shared Services	5,879	2,798	4,674	5,854	79,399
Total	$6,847	$3,694	$5,927	$7,119	$130,516

Charges (Credits) by Activity:
Severance	$4,322	$753	$4,579	$2,570	83,783
Process Reengineering Consulting	-	2,948	7	6,194	18,673
Other Activities	2,525	(7)	1,341	(1,645)	28,060
Total	$6,847	$3,694	$5,927	$7,119	$130,516

Other Activities reflects leased facility consolidations, contract termination costs and the curtailment of certain defined benefit pension plans. The credits in Other Activities mainly reflect changes in estimates for previously accrued restructuring charges related to facility lease reserves.

The following table summarizes the activity for the Restructuring and Reinvestment Program liability for the six months ended October 31, 2016 (in thousands):

				Foreign
	April 30,			Translation &	October 31,
	2016	Charges	Payments	Reclassifications	2016
Severance	$16,657	4,579	$(8,018)	$(515)	$12,703
Process Reengineering Consulting	-	7	(7)	-	-
Other Activities	11,852	1,341	(2,745)	2,813	13,261
Total	$28,509	5,927	$(10,770)	$2,298	$25,964

The restructuring liability for accrued Severance costs is reflected in Accrued Employment Costs in the Condensed Consolidated Statements of Financial Position. Approximately $3.3 million and $10.0 million of the Other Activities are reflected in Other Accrued Liabilities and Other Long-Term Liabilities, respectively.

8.      Segment Information

The Company is a global provider of knowledge and learning services primarily in areas of science, technology, medicine, mathematics/engineering, and business/finance. Effective August 1, 2016, the Company completed a number of changes to its organizational structure that resulted in a change in how the Company manages its businesses, allocates resources and measures performance. As a result, the Company has revised its reportable segments to reflect how management currently reviews financial information and makes operating decisions.  For the second quarter ended October 31, 2016, the company’s new segment reporting structure consists of three reportable segments as follows:

The Research segment provides scientific, technical, medical, and scholarly journals, as well as related content and services, for academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. Research also includes the Company’s recently acquired Atypon. Atypon is a publishing-software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market and manage their content on the web. Research customers include academic, corporate, government, and public libraries; researchers; scientists; clinicians; engineers and technologists; scholarly and professional societies; and students and professors. The Company’s Research products are sold and distributed globally in digital and print formats through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to professional society members, and other customers.

The Publishing segment provides scientific, professional development, and education books and related content, as well as test preparation services and course workflow tools, to libraries, corporations, students, professionals, and researchers.  Communities served include scientific, technical, medical and scholarly research; business, finance, accounting, management, leadership, technology, behavioral health, engineering/architecture, test prep and certification, and education. Products are developed in print and digital formats for worldwide distribution through multiple channels, including chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, websites, distributor networks and other online applications.

The Solutions segment provides online graduate degree program management services for higher education institutions   and learning, development, and assessment services for businesses and professionals.  Graduate degree programs include business and finance, nursing, engineering, etc.

The Company reports its segment information in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 280, “Segment Reporting,” (“FASB ASC Topic 280”).  All prior-period amounts have been adjusted to reflect the reportable segment change.

The Company uses occupied square footage of space; number of employees; units shipped; specific identification/activity-based; gross profit; revenue and number of invoices to allocate shared service costs to each business segment.

Segment information is as follows (in thousands):
	For the Three Months		For the Six Months
	Ended October 31,		Ended October 31,
	2016	2015	2016	2015
RESEARCH
Revenue	$205,994	$207,662	$413,218	$412,364
Contribution to Profit	$60,292	$64,199	$120,727	$127,413

PUBLISHING
Revenue	$163,300	$176,258	$308,261	$348,011
Contribution to Profit	$36,490	$34,319	$55,832	$64,145

SOLUTIONS
Revenue	$56,294	$49,442	$108,394	$95.968
Contribution to Profit	$5,359	$2,434	$5,506	$(1,591)

Total Contribution to Profit	$102,141	$100,952	$182,065	$189,967
Unallocated Shared Services and Administrative Costs	(54,497)	(40,687)	(90,494)	(84,793)
Operating Income	$47,644	$60,265	$91,571	$105,174

The following table reflects total Shared Services and Administrative costs by function, which are partially allocated to business segments based on the methodologies described above:

	For the Three Months		For the Six Months
	Ended October 31,		Ended October 31,
Total Shared Services and Administrative Costs:	2016	2015	2016	2015
Distribution & Operation Services	$19,146	$20,085	$38,709	$39,864
Technology & Content Management	66,919	62,609	137,223	123,616
Finance	11,942	10,754	23,501	23,310
Other Administration	30,068	31,627	49,651	61,798
One-time Pension Settlement (See Note 12)	8,842	-	8,842	-
Restructuring Charges (see Note 7)	5,879	2,798	4,674	5,854
Total	$142,796	$127,873	$262,600	$254,442

	For the Three Months		For the Six Months
	Ended October 31,		Ended October 31,
Total Revenue by Product/Service:	2016	2015	2016	2015
Journals	$203,516	$207,663	$410,740	$412,364
Books and Reference Material	125,602	142,066	251,161	294,574
Online Program Management	28,007	23,149	51,179	43,697
Corporate Learning	12,141	10,488	27,547	23,237
Professional Assessment	16,146	15,805	29,668	29,034
Course Workflow Solutions	19,840	18,446	20,706	19,466
Platform Services (Atypon)	2,478	-	2,478	-
Other	17,858	15,745	36,394	33,971
Total	$425,588	$433,362	$829,873	$856,343

9.	Inventories

Inventories were as follows (in thousands):

	As of October 31,		As of April 30,
	2016	2015	2016
Finished goods	$42,063	$46,343	$45,170
Work-in-process	5,055	7,153	7,592
Paper, cloth and other	3,557	4,004	4,867
	$50,675	$57,500	$57,629
Inventory value of estimated sales returns	6,028	7,513	4,924
LIFO reserve	(4,924)	(6,859)	(4,774)
Total inventories	$51,779	$58,154	$57,779

10.      Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of October 31,		As of April 30,
	2016	2015	2016
Intangible assets with indefinite lives:
Brands and trademarks	$130,632	$153,456	$147,683
Content and publishing rights	84,274	85,417	87,202
	$214,906	$238,873	$234,885

Net intangible assets with determinable lives:
Content and publishing rights	$406,467	$483,955	$456,881
Customer relationships	182,584	176,236	170,162
Brands and trademarks	17,522	15,587	14,403
Covenants not to compete	1,483	523	676
	$608,056	$676,301	$642,122
Total	$822,962	$915,174	$877,007

11.      Income Taxes

The effective tax rate for the first six months of fiscal year 2017 was 76.7%, compared to 22.8% in the prior year. The increase was principally due to the unfavorable German court decision described below. Excluding the expense related to that decision, the rate for the first six months of fiscal year 2017 would have been 19.9%. The effective rate for the second quarter of fiscal year 2017 was 126.4%, compared to 23.0% in the prior year, or 16.9% excluding the impact of the court decision. The rates for both the three month and six month periods, excluding the German court decision, were lower than the prior year’s rates due to a non-cash deferred tax benefit related to legislation enacted in the United Kingdom (“U.K.”) partially offset by a higher tax rate in Germany. The rate for the six month period also benefited from certain tax-free insurance settlements received in the first three months of the current year. During the second quarter of fiscal 2017, the U.K. enacted legislation that further reduces its statutory rates, beginning on April 1, 2020, from 18% to 17%.  This resulted in a $2.6 million ($0.04 per share) tax benefit from the re-measurement of the Company’s applicable U.K. deferred tax balances.

Unfavorable German Court Decision

In fiscal year 2003, the Company reorganized several of its German subsidiaries into a new operating entity which led the Company to claim additional tax amortization deductions over 15 years beginning that fiscal year.

In May 2012, as part of its routine tax audit process, the German tax authorities challenged the Company’s tax position. In September 2014, the Company filed an appeal with the local finance court.  As required by German tax law, the Company paid all contested taxes and the related interest to avail itself of its right to defend its position. The Company made all required payments with cumulative total deposits of 56.6 million euros (approximately $62 million), including interest.

In October 2014, the Company received an unfavorable decision from the local finance court, which the Company then appealed in January 2015 to the German Federal Fiscal Court. On September 26, 2016, the Company learned that the court denied the Company’s appeal and its tax position. No further appeals are available.  As a result, the Company forfeited its deposit and incurred an income tax charge of $48 million. This one-time predominantly non-cash charge is included in the Company’s income tax expense for the three month and six month periods ending October 31, 2016. In connection with this unfavorable decision, the Company reduced its unrecognized tax benefits by $16 million.

12.      Retirement Plans

The components of net pension expense (income) for the Company’s global defined benefit plans were as follows (in thousands):
	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2016	2015	2016	2015
Service cost	$251	$367	$503	$737
Interest cost	6,506	7,624	13,704	15,262
Expected return on plan assets	(8,656)	(10,114)	(18,031)	(20,286)
Net amortization of prior service cost	(24)	(24)	(49)	(49)
Recognized net actuarial loss	1,270	1,217	2,632	2,387
Pension Plan actuarial loss	8,842	-	8,842	-
Disability settlement charge	-	-	-	1,857
Net pension expense (credit)	$8,189	$(930)	$7,601	$(92)

Employer defined benefit pension plan contributions were $3.0 million and $2.9 million for the three months ended October 31, 2016 and 2015, respectively, and $10.6 million and $10.7 million for the six months ended October 31, 2016 and 2015, respectively. Contributions for employer defined contribution plans were approximately $3.5 million and $3.3 million for the three months ended October 31, 2016 and 2015, respectively, and $8.4 million ad $9.1 million for the six months ended October 31, 2016 and 2015, respectively.

The Company announced a voluntary, limited-time opportunity for terminated vested employees who are participants in the U.S. Employees’ Retirement Plan of John Wiley & Sons, Inc. (the Pension Plan) to request early payment of their entire Pension Plan benefit in the form of a single lump sum payment. Eligible participants who wished to receive the lump sum payment were required to make an election by August 29, 2016. Approximately 780 eligible participants made the election to receive the lump sum totaling $28.3 million which was paid from Pension Plan assets in October 2016. Settlement accounting rules were applied in the second quarter of fiscal year 2017, which resulted in a plan remeasurement and a recognition of a pro-rata portion of unamortized net actuarial loss of $8.8 million which was recorded in Operating and Administrative Expenses in the Condensed Consolidated Statements of Income.

The settlement noted above for the six months ended October 31, 2015 relates to a disability payment made subject to terms of the Company’s Supplemental Executive Retirement Plan.

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

Interest Rate Contracts:

The Company had $884.0 million of variable rate loans outstanding at October 31, 2016, which approximated fair value.

On April 4, 2016, the Company entered into a forward starting interest rate swap agreement which fixed a portion of the variable interest due on a variable rate debt renewal on May 16, 2016. Under the terms of the agreement, the Company will pays a fixed rate of 0.92% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a three-year period ending May 15, 2019. As of October 31, 2016, the notional amount of the interest rate swap was $350.0 million.

On August 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, which expired on August 15, 2016, the Company paid a fixed rate of 0.65% and received a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which was reset every month for a two-year period ending August 15, 2016.

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

The Company records the fair value of its interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of October 31, 2016 and 2015 and April 30, 2016 was a deferred loss of $0.2 million, $0.4 million, and $0.6 million, respectively. Based on the maturity dates of the contracts, the entire deferred losses of $0.2 million and $0.4 million as of October 31, 2016 and October 31, 2015 were recorded in Other Long-Term Liabilities and Other Accrued Liabilities, respectively.  Approximately $0.1 million of the deferred loss as of April 30, 2016 was recorded in Other Accrued Liabilities, with the remaining deferred loss of $0.5 million recorded Other Long-Term Liabilities. The pre-tax losses that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the three months ended October 31, 2016 and 2015 were $0.4 million and $0.3 million, respectively. The pre-tax losses that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the six months ended October 31, 2016 and 2015 were $0.9 million and $0.6 million, respectively.

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

As of October 31, 2016 the Company maintained one open forward contract with a notional amount of 274 million pounds sterling. The Company did not maintain any open forward contracts as of October 31, 2015. As of April 30, 2016, the Company maintained two open forward contracts with notional amounts of 31 million Euros and 274 million pounds sterling. All such forward contracts were entered into to manage foreign currency exposures on intercompany loans. During the first six months of fiscal year 2017, the Company did not designate any forward contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities. As of October 31, 2016, the fair value of the open forward exchange contract was a gain of approximately $66.0 million and recorded within the Prepaid and Other current assets in the Condensed Consolidated Statements of Financial Position. The fair value was measured on a recurring basis using Level 2 inputs. For the three and six months ended October 31, 2016, the gains recognized on the forward contracts were $25.4 million and $64.7 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – SECOND QUARTER ENDED OCTOBER 31, 2016

Throughout this report, references to variances “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses. Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location. For the second quarters of fiscal years 2017 and 2016, the average exchange rates to convert British pounds sterling to U.S. dollars were 1.29 and 1.54, respectively; the average exchange rates to convert euros into U.S. dollars were 1.12 and 1.12, respectively; and the average exchange rates to convert Australian dollars to U.S. dollars were 0.76 and 0.72, respectively. Unless otherwise noted, all variance explanations below are on a currency neutral basis.

Revenue:

Revenue for the second quarter of fiscal year 2017 decreased 2% to $425.6 million, but increased 2% excluding the unfavorable impact of foreign exchange. The decrease was mainly driven by the unfavorable effect of foreign exchange translation ($15 million) and lower print book revenue in Publishing ($9 million), partially offset by growth in Research ($9 million) due to journal subscription revenue, Author-Funded access and the impact of the recent acquisition of Atypon, and Solutions growth ($7 million) driven by Online Program Management and Corporate Learning.

Cost of Sales and Gross Profit:

Cost of sales for the second quarter of fiscal year 2017 decreased 4% to $111.6 million, or was flat excluding the favorable impact of foreign exchange. The decrease was mainly driven by foreign exchange translation ($5 million); lower print book sales volume ($3 million); and lower cost digital products in Publishing ($3 million), partially offset by higher journal sales volume in Research ($2 million); business growth in Online Program Management ($2 million) and Corporate Learning ($1 million); and costs associated with one-month of operations from the Atypon acquisition ($1 million).

Gross profit margin for the second quarter of fiscal year 2017 increased 70 basis points to 73.8% mainly driven by growth in higher margin digital products.

Operating and Administrative Expenses:

Operating and administrative expenses for the second quarter of fiscal year 2017 increased 3% to $247.3 million, or 6% excluding the favorable impact of foreign exchange. The increase was mainly driven by a charge related to one-time lump-sum payments offered to terminated vested employees within the Company’s U.S. defined benefit pension plans ($9 million); investment in the Company’s Enterprise Resource Planning and related systems ($3 million) and other technology development and maintenance costs ($3 million); higher accrued variable incentive compensation ($3 million); and salary merit increases ($2 million).  Partially offsetting these increases were the favorable impact of foreign exchange translation ($7 million) and restructuring cost savings ($6 million).

Pension Plan Settlement:

The Company announced a voluntary, limited-time opportunity for terminated vested employees who are participants in the U.S. Employees’ Retirement Plan of John Wiley & Sons, Inc. (the Pension Plan) to request early payment of their entire Pension Plan benefit in the form of a single lump sum payment. Eligible participants who wished to receive the lump sum payment were required to make an election by August 29, 2016. Approximately 780 eligible participants made the election to receive the lump sum totaling $28.3 million which was paid from Pension Plan assets in October 2016. Settlement accounting rules were applied in the second quarter of fiscal year 2017, which resulted in a plan remeasurement and a recognition of a pro-rata portion of unamortized net actuarial loss of $8.8 million which was recorded in Operating and Administrative Expenses in the Condensed Consolidated Statements of Income.

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

In the second quarters of fiscal years 2017 and 2016,  the Company recorded pre-tax restructuring charges of $6.8 million ($0.08 per share) and $3.7 million ($0.04 per share), respectively, which are described in more detail below.

The following table summarizes the pre-tax restructuring charges related to the Restructuring and Reinvestment program, which are reflected in Restructuring Charges in the Condensed Consolidated Statements of Income (in thousands):
	For the Three Months		Cumulative Program
	Ended October 31,		Charges to Date
	2016	2015
Charges by Segment:
Research	$229	$496	$18,367
Publishing	215	260	31,461
Solutions	524	140	1,289
Shared Services	5,879	2,798	79,399
Total	$6,847	$3,694	$130,516

Charges (Credits) by Activity:
Severance	$4,322	$753	83,783
Process Reengineering Consulting	-	2,948	18,673
Other Activities	2,525	(7)	28,060
Total	$6,847	$3,694	$130,516

For the three months ended October 31, 2016, severance mainly reflects reductions in Shared Services, primarily within Distribution and Technology. Other Activities reflects leased facility consolidations, contract termination costs and the curtailment of certain defined benefit pension plans. The credits above mainly reflect changes in estimates for previously accrued restructuring charges related to facility lease reserves.

Amortization of Intangibles:

Amortization of intangibles decreased $0.4 million to $12.3 million in the second quarter of fiscal year 2017, mainly reflecting the favorable impact of foreign exchange translation.

Interest Expense/Income, Foreign Exchange and Other:

Interest expense for the second quarter of fiscal year 2017 increased 1% from prior year due to an increase in the average borrowing rate from 2.0% to 2.1% was partially offset by lower average debt balances outstanding.

Provision for Income Taxes:

The effective rate for the second quarter of fiscal year 2017 was 126.4%, compared to 23.0% in the prior year. The increase was principally due to the unfavorable German court decision described below. Excluding the expense related to that decision, the effective tax rate would have been 16.9% for the second quarter of fiscal year 2017. The rate excluding the German court decision was lower than the prior year’s rate due to a non-cash deferred tax benefit related to a statutory rate reduction in the United Kingdom (“U.K.”), partially offset by a higher tax rate in Germany. During the second quarter of fiscal year 2017, the U.K. enacted legislation that further reduces its statutory rates, beginning on April 1, 2020, from 18% to 17% resulting in a $2.6 million ($0.04 per share) tax benefit from the re-measurement of the Company’s applicable U.K. deferred tax balances.

Unfavorable German Court Decision

In fiscal year 2003, the Company reorganized several of its German subsidiaries into a new operating entity which led the Company to claim additional tax amortization deductions over 15 years beginning that fiscal year.

In May 2012, as part of its routine tax audit process, the German tax authorities challenged the Company’s tax position. In September 2014, the Company filed an appeal with the local finance court.  As required by German tax law, the Company paid all contested taxes and the related interest to avail itself of its right to defend its position. The Company made all required payments with cumulative total deposits of 56.6 million euros (approximately $61.7 million), including interest.

In October 2014, the Company received an unfavorable decision from the local finance court, which the Company then appealed in January 2015 to the German Federal Fiscal Court. On September 26, 2016, the Company learned that the court denied the Company’s appeal and its tax position. No further appeals are available.  As a result, the Company forfeited its deposit and incurred an income tax charge of $48 million ($0.83 per share). This one-time predominantly non-cash charge is included in the Company’s income tax expense for the three month and six month periods ending October 31, 2016.

Earnings (Loss) Per Share:

Earnings (Loss) per diluted share for the second quarter of fiscal year 2017 was ($0.20) per share as compared to $0.74 per share in the prior year.  The decline was mainly driven by the one-time impact of the unfavorable German court tax decision described above ($0.83 per share); a charge related to lump-sum payments offered to terminated vested employees within the Company’s U.S. defined benefit pension plans ($0.10 per share); higher restructuring charges ($0.04 per share); the unfavorable impact of foreign exchange translation ($0.04 per share); and technology investments in the Company’s internal systems (including the Company’s Enterprise Resource Planning system), partially offset by a non-cash deferred tax benefit related to a change in U.K. corporate income tax rates ($0.04 per share); restructuring and other cost savings; and growth in higher margin digital products.

BUSINESS SEGMENT RESULTS

Effective August 1, 2016, the Company completed a number of changes to its organizational structure that resulted in a change in how the Company manages its businesses, allocates resources and measures performance. As a result, the Company has revised its segments into three new reporting segments to reflect how management currently reviews financial information and makes operating decisions. All prior period amounts have been adjusted to reflect the new reporting segment change. The new reporting structure is comprised of Research (Journals, related content and services; 50% of total fiscal 2017 year-to-date revenue), Publishing (Books and related content, Course Workflow, and Test Preparation; 37% of total year-to-date revenue) and Solutions (Online Program Management, Corporate Learning, and Professional Assessment; 13% of total year-to-date revenue).

	For the Three Months
	Ended October 31,			% change
RESEARCH:	2016	2015	% change	w/o FX (a)
Revenue:
Journal Subscriptions	$159,726	$163,678	-2%	3%
Author-Funded Access	7,423	6,180	20%	27%
Licensing, Reprints, Backfiles, and Other	36,367	37,804	-4%	1%
Total Journal Revenue	$203,516	$207,662	-2%	3%

Platform Services (Atypon)	2,478	-

Total Revenue	$205,994	$207,662	-1%	5%

Cost of Sales	52,351	53,147	-1%	5%

Gross Profit	$153,643	$154,515	-1%	4%
Gross Profit Margin	74.6%	74.4%

Direct Expenses	(46,785)	(48,816)	-4%	1%
Amortization of Intangibles	(6,402)	(6,413)	0%	6%
Allocated Shared Services	(39,935)	(34,591)	15%	18%
Restructuring Charges (See Note 7)	(229)	(496)

Contribution to Profit	$60,292	$64,199	-6%	0%
Contribution Margin	29.3%	30.9%

(a) Adjusted to exclude the fiscal year 2017 and 2016 Restructuring Charges

Revenue:

Research revenue for the second quarter of fiscal year 2017 decreased 1% to $206.0 million, but increased 5% excluding the unfavorable impact of foreign exchange. The decrease was mainly due to the unfavorable effect of foreign exchange translation ($11 million) partially offset by growth in Journal Subscriptions, Author-Funded Access and Platform Services.

The increase in Journal Subscription revenue ($5 million) was due to the timing ($4 million) and growth from new society agreements ($1 million). As of October 31, 2016, calendar year 2016 journal subscription renewals were 1% higher than calendar year 2015 on a constant currency basis, with approximately 99% of targeted business under contract for the 2016 calendar year. Author funded access growth was driven by new titles ($1 million) and increased business ($1 million) with particularly strong growth associated with the Journal of the American Heart Association. Licensing, Reprints, Backfiles, and Other increased principally due to the licensing of intellectual content.

Platform Services reflects revenue from the Company’s new acquisition, Atypon, which closed on September 30, 2016. Platform Services includes publishing-software and services that enable scholarly and professional societies and publishers to deliver, host, enhance, market and manage their content on the web. In addition to providing its customers with dedicated technology resources, Atypon provides subscription licenses to its platform Literatum, through contracts over one to five years in duration.  Revenue is recognized evenly over the subscription period.

Revenue by Region is as follows (in millions):
	For the Three Months
	Ended October 31,		% of	% change
RESEARCH:	2016	2015	Revenue	w/o FX
Revenue by Region
Americas	$88.0	$79.7	43%	11%
EMEA	108.8	119.0	53%	1%
Asia-Pacific	9.2	9.0	4%	-4%
Total Revenue	$206.0	$207.7	100%	5%

Cost of Sales:

Cost of Sales for the second quarter of fiscal year 2017 decreased 1% to $52.4 million, but increased 5% excluding the favorable impact of foreign exchange. Favorable foreign exchange translation ($3 million) and other, mainly lower inventory costs ($1 million) were partially offset by higher sales volume ($2 million) and costs associated with one-month of operations from the Atypon acquisition ($1 million).

Gross Profit:

Gross Profit Margin was 74.6% as compared to 74.4% in the prior period.

Direct Expenses and Amortization:

Direct Expenses for the second quarter of fiscal year 2017 decreased 4% to $46.8 million, but increased 1% excluding the favorable impact of foreign exchange. Favorable foreign exchange translation ($2 million) and the timing of marketing and content development costs ($1 million) were partially offset by higher editorial employment costs ($1 million).  Amortization of Intangibles in the second quarter of fiscal year 2017 was $6.4 million and flat with the prior year period.

Contribution to Profit:

Contribution to Profit for the second quarter of fiscal year 2017 decreased 6% to $60.3 million, but was flat excluding the unfavorable impact of foreign exchange. Revenue growth was offset by the unfavorable impact of foreign exchange translation ($4 million) and higher allocated shared service costs. The increase in allocated shared service costs principally reflects technology and customer service costs to support new business growth.  Contribution Margin was 29.3% compared to 30.9% in the prior year period.

Society Partnerships
•	2 new society journals were signed with combined annual revenue of approximately $3 million
•	12 renewals/extensions were signed with approximately $8 million in combined annual revenue
•	One journal was not renewed with annual revenue of approximately $2 million

Atypon Acquisition

On September 30, 2016, the Company acquired the net assets of Atypon Systems, Inc. (“Atypon”), a Silicon Valley-based publishing-software company, for approximately $121 million in cash, net of cash acquired. Atypon is a publishing-software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market and manage their content on the web. Atypon is headquartered in Santa Clara, CA, with approximately 260 employees in the U.S. and EMEA. The company provides services through Literatum, an innovative platform that primarily serves the scientific, technical, medical and scholarly industry. This software gives publishers direct control over how their content is displayed, promoted and monetized on the web. The company generated over $31 million in calendar year 2015 revenue. Literatum hosts nearly 9,000 journals, 13 million journal articles and more than 1,800 publication web sites for over 200 societies and publishers, accounting for a third of the world’s English-language scholarly journal articles. The $121 million purchase price was preliminarily allocated mainly to identifiable long-lived intangible assets, including customer relationships ($21 million), software ($18 million), goodwill ($74 million) and other ($5 million), with the remainder allocated to working capital ($3 million). The fair value of intangible assets and technology acquired was based on management’s assessment performed with the assistance of a third party valuation consultant. Goodwill represents the excess of the purchase price over the fair value of net assets acquired and comprises the estimated value of Atypon’s workforce, unidentifiable intangible assets and the fair value of expected synergies. The identifiable long-lived intangible assets are primarily amortized over a weighted average estimated useful life of approximately 13 years. The Company expects to finalize its purchase accounting for Atypon by September 30, 2017. Atypon revenue and loss per share, which included one month of operations in the Company’s results, was $2.5 million and ($0.01) per share for both the three and six months ended October 31, 2016.

Nobel Prize Winners:

In October, Wiley announced that six Wiley authors have been honored with the 2016 Nobel Prize in their respective fields, including Professor Yoshinori Ohsumi, Tokyo Institute of Technology, Tokyo, Japan (Physiology or Medicine); Professors Jean-Pierre Sauvage, University of Strasbourg, France, Sir J. Fraser Stoddart, Northwestern University, Evanston, IL, USA and  Bernard “Ben” L. Feringa, University of Groningen, The Netherlands (Chemistry); and Professors Oliver Hart, Harvard University, Cambridge, MA, USA, and Bengt Holmström, Massachusetts Institute of Technology (MIT), Cambridge, MA, USA (Economic Sciences).  Wiley has now published the works of over 470 Nobel Laureates.

	For the Three Months
	Ended October 31,			% change
PUBLISHING:	2016	2015	% change	w/o FX (a)
Revenue:
STM and Professional Publishing	$68,130	$80,208	-15%	-12%
Education Publishing	57,472	61,858	-7%	-5%
Total Books and Reference Material	$125,602	$142,066	-12%	-9%

Course Workflow (WileyPLUS)	19,840	18,446	8%	8%
Online Test Preparation and Certification	7,521	6,786	11%	11%
Licensing, Distribution, Advertising and Other	10,337	8,960	15%	15%

Total Revenue	$163,300	$176,258	-7%	-7%

Cost of Sales	49,343	55,509	-11%	-15%

Gross Profit	$113,957	$120,749	-6%	-4%
Gross Profit Margin	69.8%	68.5%

Direct Expenses	(34,971)	(39,129)	-11%	-9%
Amortization of Intangibles	(2,412)	(2,825)	-15%	-8%
Allocated Shared Services	(39,869)	(44,217)	-10%	-8%
Restructuring Charges (see Note 7)	(215)	(259)

Contribution to Profit	$36,490	$34,319	6%	8%
Contribution Margin	22.3%	19.5%

(a) Adjusted to exclude the fiscal year 2017 and 2016 Restructuring Charges

Revenue:

Publishing revenue for the second quarter of fiscal year 2017 decreased 7% to $163.3 million, including and excluding the unfavorable impact of foreign exchange, reflecting lower book revenue partially offset by Course Workflow, Online Test Preparation and Certification and other publishing revenue.

The decline in Books and Reference Materials was mainly driven by softness in the print book market ($14 million) and higher than expected sales returns in Education ($3 million) partially offset by growth in digital books ($3 million). Growth in Course Workflow reflected continued focus on digital course workflow with particular growth in accounting courses. Online Test Preparation and Certification growth was mainly driven by proprietary sales of the Company’s new college entrance examination ACT test-preparation products. Licensing, Distribution, Advertising and Other growth was principally driven by licensing of intellectual property rights.

Revenue by Region is as follows (in millions):
	For the Three Months
	Ended October 31,		% of	% change
PUBLISHING:	2016	2015	Revenue	w/o FX
Revenue by Region:
Americas	$118.2	$119.3	73%	-1%
EMEA	28.3	38.7	17%	-16%
Asia-Pacific	16.8	18.3	10%	-11%
Total Revenue	$163.3	$176.3	100%	-5%

Cost of Sales:

Cost of Sales for the second quarter of fiscal year 2017 decreased 11% to $49.3 million, or 15% excluding favorable foreign exchange.  Lower sales volume ($3 million), lower cost digital products ($3 million) and favorable foreign exchange translation ($1 million), partially offset higher royalties ($1 million) due to product mix.

Gross Profit:

Gross Profit Margin increased 130 basis points to 69.8% primarily due to lower cost digital products (170bps) partially offset by higher royalties from new products such as ACT (40bps).

Direct Expenses and Amortization:

Direct Expenses for the second quarter of fiscal year 2017 decreased 11% to $35.0 million, or 9% excluding the favorable impact of foreign exchange. The reduction was driven by restructuring and other cost savings ($4 million) and favorable foreign exchange translation ($1 million), partially offset by higher accrued incentive compensation ($1 million). Amortization of Intangibles in the second quarter of fiscal year 2017 decreased $0.4 million to $2.4 million.

Contribution to Profit:

Contribution to Profit for the second quarter of fiscal year 2017 increased 6% to $36.5 million, or 8% excluding the unfavorable impact of foreign exchange. Restructuring and other cost savings; lower allocated shared service costs; and higher margin digital products, were partially offset by lower Print Book volume and unfavorable foreign exchange translation ($1 million). The reduction in allocated share service costs reflects lower distribution costs due to volume and lower occupancy costs due to restructuring. Contribution Margin was 22.3% compared to 19.5% in the prior year period.

Partnerships:

In October, AuditFile, Inc. and Wiley jointly announced a new version of AuditFile’s award-winning audit automation software that features the full suite of 2017 Wiley Advantage Audit programs and planning documents for industry-specific audits, reviews and compilations. The new cloud-based, all-in-one audit program and automation solution empowers firms of all sizes to work more efficiently and effectively from any browser or device.

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

	For the Three Months
	Ended October 31,			% change
SOLUTIONS:	2016	2015	% change	w/o FX (a)
Revenue:
Online Program Management	$28,007	$23,149	21%	21%
Professional Assessment	16,146	15,805	2%	2%
Corporate Learning	12,141	10,488	16%	16%

Total Revenue	$56,294	$49,442	14%	14%

Cost of Sales	9,880	7,938	24%	24%

Gross Profit	$46,414	$41,504	12%	12%
Gross Profit Margin	82.4%	83.9%

Direct Expenses	(28,597)	(27,124)	5%	5%
Amortization of Intangibles	(3,439)	(3,435)	0%	0%
Allocated Shared Services	(8,495)	(8,371)	1%	1%
Restructuring Charges (see Note 7)	(524)	(140)

Contribution to Profit	$5,359	$2,434	120%	129%
Contribution Margin	9.5%	4.9%

(a) Adjusted to exclude the fiscal year 2017 and 2016 Restructuring Charges

Revenue:

Solutions Revenue for the second quarter of fiscal year 2017 increased 14% to $56.3 million.

Growth in Online Program Management ($5 million) primarily reflected higher fall enrollments than the prior year. As of October 31, 2016, Wiley had 37 partners and 231 degree programs under contract compared to 37 partners and 232 degree programs as of July 31, 2016. Revenue generating programs increased 9% to 199 programs since July 31, 2016. Four programs expired in the quarter, while 3 new programs were contracted with existing partners.

Professional Assessment revenue growth was driven by a 7% consumption increase and price increases  ($1 million), partially offset by an expected decline in pre-hire assessment revenue following portfolio actions to optimize  longer-term profitable growth ($1 million).

The increase in Corporate Learning ($2 million) reflected growth in the core elearning business, primarily in France, the United States and Brazil.

Revenue by Region is as follows (in millions):
	For the Three Months
	Ended October 31,		% of	% change
SOLUTIONS:	2016	2015	Revenue	w/o FX
Revenue by Region:
Americas	$43.7	$38.8	78%	13%
EMEA	12.6	10.6	22%	19%
Total Revenue	$56.3	$49.4	100%	14%

Cost of Sales:

Cost of Sales for the second quarter of fiscal year 2017 increased $2 million to $9.9 million mainly due to instructional design and student recruiting costs in Online Program Management ($1 million) and content development costs in Corporate Learning ($1 million) to support business growth.

Gross Profit:

Gross Profit Margin declined 150 basis points to 82.4%, principally due to higher student recruiting and instructional design costs to support future revenue growth in Online Program Management.

Direct Expenses and Amortization:

Direct Expenses increased 5% to $28.6 million in the second quarter of fiscal year 2017. The increase was mainly driven by higher accrued incentive compensation.  Amortization of Intangibles of $3.4 million was flat to prior year.

Contribution to Profit:

Contribution to Profit in the second quarter of fiscal year 2017 was $5.4 million compared to $2.4 million in the prior year. The improvement was mainly driven by revenue growth in all areas, partially offset by restructuring charges and increased costs to support new business growth in Online Program Management and Corporate Learning. Contribution Margin was 9.5% compared to 4.9% in the prior year period.

Ranku acquisition:

In September, Wiley acquired Ranku, a recruitment technology and predictive analytics software company for universities, community colleges and state systems, for an undisclosed amount. Ranku has been a partner to more than 1,000 online degree programs at the undergraduate and graduate level. Ranku also offers tech-enabled reporting that helps universities forecast what curriculum to develop based on real-time consumer demand and the needs of the labor market. Ranku plays a critical role in supporting enrollment growth and market research at its partner institutions.

Partnerships:

CrossKnowledge is partnering with O’Reilly Media’s PubFactory to provide organizations with a curated solution to access the very best library of world class IT and business information published by Wiley brands and imprints. Used in combination with other CrossKnowledge learning formats, OpenBooks creates customized training paths and allows employees to search and instantly find relevant sections to answer their technical or business questions.

SHARED SERVICES AND ADMINISTRATIVE COSTS:

The Company uses occupied square footage of space; number of employees; units shipped; specific identification/activity-based; gross profit; revenue and number of invoices to allocate shared service costs to each business segment.

	For the Three Months
	Ended October 31,			% change
(amounts in thousands)	2016	2015	% change	w/o FX (a)

Distribution and Operation Services	$19,146	$20,085	-5%	0%
Technology and Content Management	66,919	62,609	7%	9%
Finance	11,942	10,754	11%	13%
Other Administration	30,068	31,627	-5%	-2%
Restructuring Charges (see Note 7)	5,879	2,798
Pension Settlement	8,842	-
Total	$142,796	$127,873	12%	12%

(a) Adjusted to exclude the fiscal year 2017 and 2016 Restructuring Charges

Shared Services and Administrative Costs in the second quarter of fiscal year 2017, which included a pension settlement adjustment, increased 12% to $142.8 million. The Company announced a voluntary, limited-time opportunity for terminated vested employees who were participants in the U.S. defined benefit retirement plan to elect a single lump sum payment of accumulated benefits. The election period closed on August 29, 2016. The aggregate amount of payments under this one time election was $28.3 million, which was paid from Pension Plan assets in October 2016. The total charge including a pro rata portion of the unamortized net actuarial loss was $8.8 million ($0.10 per share).

The favorable impact of foreign exchange translation reduced Shared Services and Administrative Costs by $3 million. Technology and Content Management increased mainly due to incremental investments in the Company’s Enterprise Resource Planning and related systems ($3 million); higher system development costs and the related depreciation ($1 million); higher license, maintenance and hosting costs ($2 million); and costs associated with one-month of operations from the Atypon acquisition ($1 million), partially offset by restructuring and other cost savings ($1 million). Finance costs increased mainly due to tax settlement and consulting fees ($2 million). The reduction in Other Administration Costs was mainly due to lower business engineering consulting fees.

RESULTS OF OPERATIONS – SIX MONTHS ENDED OCTOBER 31, 2016

Throughout this report, references to variances “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses. Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location. For the six months of fiscal years 2017 and 2016, the average exchange rates to convert British pounds sterling to U.S. dollars were 1.35 and 1.55, respectively; the average exchange rates to convert euros into U.S. dollars were 1.12 and 1.12, respectively; and the average exchange rates to convert Australian dollars to U.S. dollars were 0.75 and 0.74, respectively. Unless otherwise noted, all variance explanations below are on a currency neutral basis.

Revenue:

Revenue for the first six months of fiscal year 2017 decreased 3% to $829.9 million, but was flat excluding the unfavorable impact of foreign exchange.  The decrease was mainly due to the unfavorable effect of foreign exchange translation ($24 million) and lower print book revenue in Publishing ($32 million), partially offset by revenue growth in Research ($18 million) due to journal subscription revenue, Author-Funded Access and the impact of the recent Atypon acquisition. An increase in Solutions Revenue ($12 million) was mainly due to growth in Online Program Management and Corporate Learning.

Cost of Sales and Gross Profit:

Cost of sales for the first six months of fiscal year 2017 decreased 5% to $225.1 million, or 2% excluding the favorable impact of foreign exchange.  The decrease was mainly driven by foreign exchange translation ($8 million); lower print book sales volume ($11 million); and lower cost digital products in Research and Publishing ($3 million), partially offset by higher journal sales volume in Research ($4 million); business growth in Online Program Management ($5 million) and Corporate Learning ($1 million) costs associated with one-month of operations from the Atypon acquisition ($1 million).

Gross profit margin for the first six months of fiscal year 2017 increased 50 basis points to 72.9% mainly driven by growth in higher margin digital products.

Operating and Administrative Expenses:

Operating and administrative expenses for the first six months of fiscal year 2017 of $482.5 million were flat with the prior year. Favorable items included the impact of foreign exchange translation ($12 million); restructuring cost savings ($12 million); and one-time benefits related to changes in the Company’s retiree and long-term disability health plans ($4 million), a life insurance settlement ($2 million) in the current year and a disability settlement in the prior year ($2 million). Offsetting these reductions in expenses was a charge related to lump-sum payments offered to terminated vested employees within the Company’s U.S. defined benefit pension plans ($9 million); investment in the Company’s Enterprise Resource Planning and related systems ($7 million) and other technology development and maintenance costs ($10 million); salary merit increases ($4 million); and other ($2 million), mainly higher Research selling costs to support business growth.

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

In the first half of fiscal years 2017 and 2016,  the Company recorded pre-tax restructuring charges of $5.9 million ($0.07 per share) and $7.1 million ($0.07 per share), respectively, which are described in more detail below.

The following table summarizes the pre-tax restructuring (credits) charges related to the Restructuring and Reinvestment program, which are reflected in Restructuring Charges in the Condensed Consolidated Statements of Income (in thousands):

	For the Six Months		Cumulative Program
	Ended October 31,		Charges to Date
	2016	2015
Charges by Segment:
Research	$160	$866	$18,367
Publishing	569	259	31,461
Solutions	524	140	1,289
Shared Services	4,674	5,854	79,399
Total	$5,927	$7,119	$130,516

Charges (Credits) by Activity:
Severance	$4,579	$2,570	83,783
Process Reengineering Consulting	7	6,194	18,673
Other Activities	1,341	(1,645)	28,060
Total	$5,927	$7,119	$130,516

For the six months ended October 31, 2016, severance mainly reflects reductions in Shared Services, primarily within Distribution and Technology. Other Activities reflects leased facility consolidations, contract termination costs and the curtailment of certain defined benefit pension plans. The credits above mainly reflect changes in estimates for previously accrued restructuring charges related to facility lease reserves.

Amortization of Intangibles:

Amortization of intangibles was $24.8 million in the first six months of fiscal year 2017 and flat with the prior year period.

Interest Expense/Income, Foreign Exchange and Other:

Interest expense for the first six months of fiscal year 2017 increased $0.5 million due to an increase in the Company’s average borrowing rate from 1.9% to 2.2%, partially offset by lower average debt balances outstanding.

Provision for Income Taxes:

The effective tax rate for the first six months of fiscal year 2017 was 76.7%, compared to 22.8% in the prior year. The increase was principally due to the unfavorable German court decision described below. Excluding the expense related to that decision, the effective rate for the first six months of fiscal year 2017 would have been 19.9%.  The rate excluding the German court decision was lower than the prior year’s rate due to a non-cash deferred tax benefit related to statutory rate reduction in the United Kingdom (“U.K.”) and certain tax-free insurance settlements received in the first three months of the current year partially offset by a higher tax rate in Germany. During the second quarter of fiscal 2017, the U.K. enacted legislation that further reduces its statutory rates, beginning on April 1, 2020, from 18% to 17% resulting in a $2.6 million ($0.04 per share) tax benefit from the re-measurement of the Company’s applicable U.K. deferred tax balances.

Unfavorable German Court Decision

In fiscal year 2003, the Company reorganized several of its German subsidiaries into a new operating entity which led the Company to claim additional tax amortization deductions over 15 years beginning that fiscal year.

In May 2012, as part of its routine tax audit process, the German tax authorities challenged the Company’s tax position. In September 2014, the Company filed an appeal with the local finance court.  As required by German tax law, the Company paid all contested taxes and the related interest to avail itself of its right to defend its position. The Company made all required payments with cumulative total deposits of 56.6 million euros (approximately $61.7 million), including interest.

In October 2014, the Company received an unfavorable decision from the local finance court, which the Company then appealed in January 2015 to the German Federal Fiscal Court. On September 26, 2016, the Company learned that the court denied the Company’s appeal and its tax position. No further appeals are available.  As a result, the Company forfeited its deposit and incurred an income tax charge of $48 million ($0.82 per share). This one-time predominantly non-cash charge is included in the Company’s income tax expense for the three month and six month periods ending October 31, 2016.

Earnings Per Share:

Earnings per diluted share for the first six months of fiscal year 2017 was $0.34 per share as compared to $1.29 per share in the prior year.  The decline was mainly driven by the impact of the unfavorable German court tax decision described above ($0.82 per share); a one-time charge related to lump-sum payments offered to terminated vested employees within the Company’s U.S. defined benefit pension plans ($0.09 per share); the unfavorable impact of foreign exchange translation ($0.07 per share); and technology investments in the Company’s internal systems (including the Company’s Enterprise Resource Planning system), partially offset by a non-cash deferred tax benefit related to a change in U.K. corporate income tax rates ($0.04 per share); restructuring and other cost savings; and favorable employment cost reductions. The favorable employment cost reductions include the benefit for changes in the Company’s retiree and long-term disability health plans ($0.07 per share); a life insurance settlement in the current year ($0.03 per share) and a disability settlement in the prior year ($0.03 per share).

BUSINESS SEGMENT RESULTS

Effective August 1, 2016, the Company completed a number of changes to its organizational structure that resulted in a change in how the Company manages its businesses, allocates resources and measures performance. As a result, the Company has revised its reportable segments to reflect how management currently reviews financial information and makes operating decisions.  All prior period amounts have been adjusted to reflect the reportable segment change. The Company uses occupied square footage of space; number of employees; units shipped; specific identification/activity-based; gross profit; revenue and number of invoices to allocate shared service costs to each business segment.

	For the Six Months
	Ended October 31,			% change
RESEARCH:	2016	2015	% change	w/o FX (a)
Revenue:
Journal Subscriptions	$322,410	$325,301	-1%	3%
Author-Funded Access	14,936	11,872	26%	33%
Licensing, Reprints, Backfiles, and Other	73,394	75,191	-2%	2%
Total Journal Revenue	$410,740	$412,364	0%	4%

Platform Services (Atypon)	2,478	-

Total Revenue	$413,218	$412,364	0%	4%

Cost of Sales	105,623	106,592	-1%	4%

Gross Profit	$307,595	$305,772	1%	5%
Gross Profit Margin	74.4%	74.2%

Direct Expenses	(99,028)	(97,623)	1%	6%
Amortization of Intangibles	(12,681)	(12,544)	1%	8%
Allocated Shared Services	(74,999)	(67,326)	11%	14%
Restructuring Charges (See Note 7)	(160)	(866)

Contribution to Profit	$120,727	$127,413	-5%	-1%
Contribution Margin	29.2%	30.9%

(a) Adjusted to exclude the fiscal year 2017 and 2016 Restructuring Charges

Revenue:

Research revenue for the first half of fiscal year 2017 was $413.2 million and was flat to prior year, but increased 4% excluding the unfavorable impact of foreign exchange. Growth in Journal Subscriptions ($11 million); Author-Funded Access ($4 million); Platform Services (Atypon) ($2 million) and Licensing, Reprints, Backfiles, and Other ($1 million) were offset by the unfavorable effect of foreign exchange translation ($17 million).

The increase in Journal Subscription revenue ($11 million) was principally due to the shift to time-based subscriptions beginning in calendar year 2016 ($4 million); growth from new society business ($3 million) and the favorable impact of a change to time-based subscription contracts ($4 million).  The Company changed to time-based agreements in the third quarter of fiscal year 2016 to greatly simplify the contract and administration of the digital journal subscription business. The change had no impact on cash or subscription revenue for the full calendar year 2016 but did impact timing in the first six months of fiscal year 2017. Excluding the transition to time-based revenue, subscription growth was 2% on a currency neutral basis.

Author Funded Access growth ($4 million) was driven by new titles and increased business with particularly strong growth associated with the Journal of the American Heart Association. Licensing, Reprints, Backfiles, and Other increased ($1 million) mainly due to the licensing of intellectual content ($2 million) partially offset by weak pharmaceutical demand for journal advertising ($1 million).

Platform Services ($2 million) reflects revenue from the Company’s acquisition, Atypon which closed on September 30, 2016. Platform Services includes publishing-software and services that enable scholarly and professional societies and publishers to deliver, host, enhance, market and manage their content on the web. In addition to providing its customers with dedicated technology resources, Atypon provides subscription licenses to its platform Literatum, through contracts over one to five years in duration.  Revenue is recognized evenly over the subscription period.

Revenue by Region is as follows (in millions):
	For the Six Months
	Ended October 31,		% of	% change
RESEARCH:	2016	2015	Revenue	w/o FX
Revenue by Region
Americas	$168.8	$160.7	41%	6%
EMEA	226.8	234.9	55%	3%
Asia-Pacific	17.6	16.8	4%	2%
Total Revenue	$413.2	$412.4	100%	4%

Cost of Sales:

Cost of Sales for the first six months of fiscal year 2017 decreased 1% to $105.6 million, but increased 4% excluding the favorable impact of foreign exchange. Favorable foreign exchange translation ($5 million) and lower cost digital products  ($2 million ) were offset by higher journal sales volume ($4 million); operating costs associated with the recent acquisition of Atypon ($1 million); and other, mainly higher royalty costs due to society title growth ($1 million).

Gross Profit:

Gross Profit Margin was 74.4% as compared to 74.2% in the prior period reflecting lower cost digital products.

Direct Expenses and Amortization:

Direct Expenses for the first six months of fiscal year 2017 increased 1% to $99.0 million, or 6% excluding the favorable impact of foreign exchange. The increase was mainly driven by higher employment costs ($2 million) and selling costs ($3 million) to support business growth, partially offset by favorable foreign exchange translation ($4 million). Amortization of Intangibles in the first six months of fiscal year 2017 increased 1% to $12.7 million, or 8% excluding favorable foreign exchange. Higher amortization due to the Atypon acquisition ($1 million) was offset by favorable foreign translation exchange.

Contribution to Profit:

Contribution to Profit for the first six months of fiscal year 2017 decreased 5% to $120.7 million, or 1% excluding the unfavorable impact of foreign exchange. The unfavorable impact of foreign exchange translation ($6 million); higher direct expenses and allocated shared service costs to support business growth were partially offset by revenue growth and higher margin digital products. The increase in allocated shared service costs principally reflects higher technology costs to support new business growth.  Contribution Margin was 29.2% compared to 30.9% in the prior year period

Society Partnerships
•	5 new society journals were signed with combined annual revenue of approximately $6 million
•	25 renewals/extensions were signed with approximately $21 million in combined annual revenue
•	5 journals were not renewed with annual revenue of approximately $3 million

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

Atypon Acquisition

On September 30, 2016, the Company acquired the net assets of Atypon Systems, Inc. (“Atypon”), a Silicon Valley-based publishing-software company, for approximately $121 million in cash, net of cash acquired. Atypon is a publishing-software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market and manage their content on the web. Atypon is headquartered in Santa Clara, CA, with approximately 260 employees in the U.S. and EMEA. The company provides services through Literatum, an innovative platform that primarily serves the scientific, technical, medical and scholarly industry. This software gives publishers direct control over how their content is displayed, promoted and monetized on the web. The company generated over $31 million in calendar year 2015 revenue. Literatum hosts nearly 9,000 journals, 13 million journal articles and more than 1,800 publication web sites for over 200 societies and publishers, accounting for a third of the world’s English-language scholarly journal articles. The $121 million purchase price was preliminarily allocated mainly to identifiable long-lived intangible assets, including customer relationships ($21 million), software ($18 million), goodwill ($74 million) and other ($5 million), with the remainder allocated to working capital ($3 million). The fair value of intangible assets and technology acquired was based on management’s assessment performed with the assistance of a third party valuation consultant. Goodwill represents the excess of the purchase price over the fair value of net assets acquired and comprises the estimated value of Atypon’s workforce, unidentifiable intangible assets and the fair value of expected synergies. The identifiable long-lived intangible assets are primarily amortized over a weighted average estimated useful life of approximately 13 years. The Company expects to finalize its purchase accounting for Atypon by September 30, 2017. Atypon revenue and loss per share, which included one month of operations in the Company’s results, was $2.5 million ($0.01) per share for both the three and six months ended October 31, 2016.

	For the Six Months
	Ended October 31,			% change
PUBLISHING:	2016	2015	% change	w/o FX (a)
Revenue:
STM and Professional Publishing	$138,835	$160,912	-14%	-11%
Education Publishing	112,326	133,662	-16%	-15%
Total Books and Reference Material	251,161	294,574	-15%	-13%

Course Workflow (WileyPLUS)	20,706	19,466	6%	6%
Online Test Preparation and Certification	17,077	14,845	15%	16%
Licensing, Distribution, Advertising and Other	19,317	19,126	1%	5%

Total Revenue	$308,261	$348,011	-11%	-10%

Cost of Sales	97,733	112,848	-13%	-11%

Gross Profit	210,528	235,163	-10%	-9%
Gross Profit Margin	68.3%	67.6%

Direct Expenses	(68,760)	(79,230)	-13%	-11%
Amortization of Intangibles	(5,189)	(5,656)	-8%	-6%
Allocated Shared Services	(80,178)	(85,873)	-7%	-5%
Restructuring Charges (see Note 7)	(569)	(259)

Contribution to Profit	$55,832	$64,145	-13%	-10%
Contribution Margin	18.1%	18.4%

(a) Adjusted to exclude the fiscal year 2017 and 2016 Restructuring Charges

Revenue:

Publishing Revenue for the first six months of fiscal year 2017 decreased 11% to $308.3 million, or 10% excluding the unfavorable impact of foreign exchange ($7 million) due to lower book revenue, partially offset by Course Workflow, Online Test Preparation and Certification and other publishing revenue.

The decline in Books and Reference Materials ($38 million) reflected softness in the print book market and further market-share gain for textbook rental ($40 million), partially offset by growth in digital books ($2 million). Growth in Course Workflow ($1 million) reflected continued focus on digital course workflow with particular growth in accounting courses. Online Test Preparation and Certification growth ($2 million) was mainly driven by proprietary sales of the Company’s new college entrance examination ACT test-preparation products. Licensing, Distribution, Advertising and Other growth ($1 million) was principally driven by licensing of intellectual property rights.

Revenue by Region is as follows (in millions):
	For the Six Months
	Ended October 31,		% of	% change
PUBLISHING:	2016	2015	Revenue	w/o FX
Revenue by Region:
Americas	$213.0	$233.4	69%	-9%
EMEA	59.7	74.1	19%	-11%
Asia-Pacific	35.6	40.5	12%	-12%
Total Revenue	$308.3	$348.0	100%	-10%

Cost of Sales:

Cost of Sales for the first six months of fiscal year 2017 decreased 13% to $97.7 million, or 11% excluding the favorable impact of foreign exchange. Lower sales volume ($10 million); lower cost digital products ($2 million); favorable foreign exchange translation ($2 million); and other, mainly higher lower royalty and inventory provisions ($1 million) contributed to the reduction in costs.

Gross Profit:

Gross Profit Margin increased 70 basis points to 68.3% primarily due to lower cost digital products (40bps), and lower inventory and royalty provisions (20bps).

Direct Expenses and Amortization:

Direct Expenses for the first six months of fiscal year 2017 decreased 13% to $68.8 million, or 11% excluding the favorable impact of foreign exchange. The reduction was driven by restructuring savings ($7 million) and favorable foreign exchange translation ($2 million) and other, mainly lower selling and advertising expenses ($1 million). Amortization of Intangibles decreased $0.5 million to $5.2 million in the first six months of fiscal year 2017 mainly due to fully amortized acquired publishing rights.

Contribution to Profit:

Contribution to Profit for the first six months of fiscal year 2017 decreased 13% to $55.8 million, or 10% excluding the unfavorable impact of foreign exchange. Lower print book revenue and the unfavorable impact of foreign exchange translation ($1 million) was partially offset by restructuring cost savings; lower allocated shared service costs and higher margin digital products. The reduction in allocated share service costs reflects lower distribution costs due to volume and lower occupancy costs due to restructuring. Contribution Margin was 18.1% compared to 18.4% in the prior year period.

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

	For the Six Months
	Ended October 31,			% change
SOLUTIONS:	2016	2015	% change	w/o FX (a)
Revenue:
Online Program Management	$51,179	$43,697	17%	17%
Professional Assessment	29,668	29,034	2%	2%
Corporate Learning	27,547	23,237	19%	19%

Total Revenue	$108,394	$95,968	13%	13%

Cost of Sales	$21,696	$16,702	30%	30%

Gross Profit	$86,698	$79,266	9%	9%
Gross Profit Margin	80.0%	82.6%

Direct Expenses	(56,783)	(57,395)	-1%	-1%
Amortization of Intangibles	(6,956)	(6,872)	1%	1%
Allocated Shared Services	(16,929)	(16,450)	3%	2%
Restructuring Charges (see Note 7)	(524)	(140)

Contribution to Profit (Loss)	$5,506	$(1,591)	446%	516%
Contribution Margin	5.1%	-1.7%

(a) Adjusted to exclude the fiscal year 2017 and 2016 Restructuring Charges

Revenue:

Solutions Revenue for the second quarter of fiscal year 2017 increased 13% to $108.4 million.

Growth in Online Program Management ($7 million) primarily reflected higher fall enrollments than the prior year. As of October 31, 2016, Wiley had 37 partners and 231 degree programs under contract compared to 37 partners and 232 degree programs as of July 31, 2016. Revenue generating programs increased 9% to 199 programs since July 31, 2016. Four programs expired in the quarter, while 3 new programs were contracted with existing partners.

Professional Assessment Revenue growth ($1 million) was driven by a 7% consumption increase and price increases  ($3 million) offset by an expected decline  in pre-hire assessment revenue following portfolio actions to optimize  longer-term profitable growth ($2 million).

The increase in Corporate Learning ($4 million) reflected growth in the core elearning business, primarily in France, the United States and Brazil.

Revenue by Region is as follows (in millions):
	For the Six Months
	Ended October 31,		% of	% change
SOLUTIONS:	2016	2015	Revenue	w/o FX
Revenue by Region:
Americas	$80.1	$72.7	74%	10%
EMEA	28.3	23.3	26%	21%
Total Revenue	$108.4	$96.0	100%	13%

Cost of Sales:

Cost of Sales for the first six months of fiscal year 2017 increased 30% to $21.7 million mainly due to instructional design and student recruiting costs in Online Program Management ($4 million) and content development costs in Corporate Learning ($1 million) to support business growth.

Gross Profit:

Gross Profit Margin declined 260 basis points to 80.0% principally due higher student recruiting and instructional design costs to support future revenue growth in Online Program Management.

Direct Expenses and Amortization:

Direct Expenses decreased 1% to $56.8 million in the first six months of fiscal year 2017. The decrease was mainly driven by the timing of marketing costs in Online Program Management ($2 million) and lower business consulting fees ($1 million), partially offset by higher employment costs to support business growth in Corporate Learning ($2 million). Amortization of Intangibles of $7.0 million was flat to prior year.

Contribution to Profit (Loss):

Contribution to Profit (Loss) was a $5.5 million profit for the first six months of fiscal year 2017 compared to a ($1.6) million loss in the prior year. The improvement was mainly driven by revenue growth in all areas, partially offset by investment to support new business growth in Online Program Management and Corporate Learning. Contribution Margin was 5.1% compared to a loss of (1.7%) in the prior year period.

SHARED SERVICES AND ADMINISTRATIVE COSTS:

The Company uses occupied square footage of space; number of employees; units shipped; specific identification/activity-based; gross profit; revenue and number of invoices to allocate shared service costs to each business segment.

	For the Six Months
	Ended October 31,			% change
(amounts in thousands)	2016	2015	% change	w/o FX (a)

Distribution and Operation Services	$38,709	$39,864	-3%	1%
Technology and Content Management	137,223	123,616	11%	13%
Finance	23,501	23,310	1%	3%
Other Administration	49,651	61,798	-20%	-17%
Restructuring Charges (see Note 7)	4,674	5,854
Pension Settlement	8,842	-
Total	$262,600	$254,442	3%	6%

(a) Adjusted to exclude the fiscal year 2017 and 2016 Restructuring Charges

Shared Services and Administrative Costs for the first six months of fiscal year 2017, which included a one-time pension settlement adjustment recorded in the second quarter of fiscal year 2017, increased 3% to $262.6 million. The Company announced a voluntary, limited-time opportunity for terminated vested employees who were participants in the U.S. defined benefit retirement plan to elect a single lump sum payment of accumulated benefits. The election period closed on August 29, 2016. The aggregate amount of payments under this one time election was $28.3 million, which was paid from Pension Plan assets in October 2016. The total charge including a pro rata portion of the unamortized net actuarial loss was $8.8 million ($0.09 per share).

The favorable impact of foreign exchange translation reduced Shared Services and Administrative Costs by $6 million. The increase in Distribution and Operation Services costs reflected higher customer service outsourcing fees. Technology and Content Management increased mainly due to incremental investments in the Company’s Enterprise Resource Planning and related systems ($7 million); higher system development costs and the related depreciation ($6 million); higher license, maintenance and hosting costs ($4 million); and operating costs associated with the Atypon acquisition ($1 million) partially offset by restructuring and other cost savings ($2 million). Finance costs increased mainly due to tax settlement and consulting fees. Other Administration Costs decreased ($11 million) mainly due to one-time benefits related to changes in the Company’s retiree and long-term disability health plans ($4 million); a life insurance recovery settlement in the current year ($2 million); a disability settlement charge in the prior year ($2 million); lower accrued variable incentive compensation ($2 million).

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Cash and Cash Equivalents balance was $267.4 million at the end of the second quarter of fiscal year 2017, compared with $308.2 million a year earlier.  Cash Used for Operating Activities in the first six months of fiscal year 2017 improved $40.4 million over the first six months of fiscal year 2016 to $86.1 million principally due to the timing of journal subscription cash collections mainly driven by the acceleration of renewals for the upcoming calendar year ($48 million); the timing of vendor payments ($14 million); and lower payments related to the Company’s restructuring programs ($8 million), partially offset by the timing of customer collections ($14 million); lower cash earnings; and higher incentive compensation payments ($5 million).

Cash Used for Investing Activities in the first six months of fiscal year 2017 was $205.1 million compared to $82.9 million in the prior year. In the first six months of fiscal year 2017, the Company invested $135.8 million in acquisitions, compared to $16.7 million in the prior year.  The first six months of fiscal year 2017 include the acquisitions of Atypon ($121 million) and Ranku, net of cash acquired.  Other acquisitions in both periods reflect the acquisition of publication rights for society journals.  Composition spending was $16.6 million in the first six months of fiscal year 2017 compared to $20.0 million in the prior year. Cash used for technology, property and equipment was $52.7 million in the first six months of fiscal year 2017 compared to $46.2 million in the prior year.  The increase mainly reflects capital spending related to the renovation of the Company’s headquarters ($10 million) and increased spend on ERP and related systems ($2 million), partially offset by lower capital spending on other computer software ($5 million).

Cash Provided by Financing Activities was $231.8 million in the first six months of fiscal year 2017 compared to $60.4 million in the prior year. During the first six months of fiscal year 2017, net debt borrowings were $279.0 million compared to $139.0 million in the prior year. The Company’s net debt (debt less cash and cash equivalents) increased $35.8 million from the prior year to $616.6 million.

During the first six months of fiscal year 2017, the Company repurchased 415,260 shares of common stock at an average price of $51.27 compared to 868,137 shares at an average price of $51.49 in the prior year.  In the first quarter of fiscal year 2017, the Company increased its quarterly dividend to shareholders by 3% to $0.31 per share versus $0.30 per share in the prior year. Higher proceeds from the exercise of stock options mainly reflect a higher volume of stock option exercises in the first six months of fiscal year 2017 compared to the prior year.

The Company’s operating cash flow is affected by the seasonality and timing of receipts from its Research Journal Subscriptions and its U.S. higher education publishing products and services. Cash receipts for calendar year Research Subscription Journals occur primarily from December through April.  Reference is made to the Customer Credit Risk section, which follows, for a description of the impact on the Company as it relates to independent journal agents’ financial position and liquidity. Sales primarily in the U.S. higher education market tend to be concentrated in June through August, and again in November through January. Due to this seasonality, the Company normally requires increased funds for working capital from May through October.

Cash and Cash Equivalents held outside the U.S. were approximately $237 million as of October 31, 2016. The balances in equivalent U.S. dollars were comprised primarily of pound sterling ($159 million), euros ($31 million), U.S. dollars ($18 million), Australian dollars ($6 million), Singapore dollars ($5 million), and other ($18 million). Maintenance of these cash and cash equivalent balances outside the U.S. does not have a material impact on the liquidity or capital resources of the Company’s global, including U.S., operations. Cash and cash equivalent balances outside the U.S. may be subject to U.S. taxation, if repatriated. The Company intends to reinvest cash outside the U.S. except in instances where repatriating such earnings would result in no additional income tax.  Accordingly, the Company has not accrued for U.S. income tax on the repatriation of non-U.S. earnings.  It is not practical to determine the U.S. income tax liability that would be payable if such cash and cash equivalents were not indefinitely reinvested.

As of October 31, 2016, the Company had approximately $884 million of debt outstanding and approximately $133 million of unused borrowing capacity under its Revolving Credit and other facilities. The Company believes that its operating cash flow, together with its revolving credit facilities and other available debt financing, will be adequate to meet its operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair its ability to access these markets on terms commercially acceptable.  The Company does not have any off-balance-sheet debt.

The Company’s working capital can be negative due to the seasonality of its businesses. The primary driver of the negative working capital is unearned deferred revenue related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by the Company for a number of purposes including acquisitions; debt repayments; funding operations; dividend payments; and purchasing treasury shares. The deferred revenue will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of October 31, 2016 include $223.3 million of such deferred subscription revenue for which cash was collected in advance.

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

As discussed in more detail in Note 11 “Income Taxes”, in the first six months of fiscal year 2017, the Company received an unfavorable decision from the German Federal Fiscal Court that resulted in the forfeiture of cumulative deposits made by the Company to German tax authorities of approximately 56.6 million euros (approximately $61.7 million).  The deposits were included in the Income Tax Deposits line item in the Condensed Consolidated Statements of Financial Position and are no longer reimbursable to the Company.

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

Interest Rates

The Company had $884.0 million of variable rate loans outstanding at October 31, 2016, which approximated fair value.

On April 4, 2016, the Company entered into a forward starting interest rate swap agreement which fixed a portion of the variable interest due on a variable rate debt renewal on May 16, 2016. Under the terms of the agreement, the Company will pay a fixed rate of 0.92% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a three-year period ending May 15, 2019. As of October 31, 2016, the notional amount of the interest rate swap was $350.0 million.

It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.  During the six months ended October 31, 2016, the Company recognized losses on its hedge contracts of approximately $0.9 million, which are reflected in Interest Expense in the Condensed Consolidated Statements of Income.  At October 31, 2016, the fair value of the outstanding interest rate swaps was a deferred loss of $0.2 million. Based on the maturity dates of the contract, the entire deferred loss of $0.2 million was recorded in Other Long-Term Liabilities. On an annual basis, a hypothetical one percent change in interest rates for the $534.0 million of unhedged variable rate debt as of October 31, 2016 would affect net income and cash flow by approximately $3.3 million.

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

The Company’s significant investments in non-U.S. businesses are exposed to foreign currency risk. Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment.  During the three and six months ended October 31, 2016, the Company recorded foreign currency translation losses in Other Comprehensive Income of approximately $25.8 million and $70.5 million, respectively. The loss for the three and six months ended October 31, 2016 was primarily as a result of the strengthening of the U.S. dollar relative to the British pound sterling.

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

The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Gains and Losses on the Condensed Consolidated Statements of Income, and carried at their fair value on the Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Gains and Losses. As of October 31, 2016, the Company maintained one open forward contract with a notional amount of 274 million pounds sterling, which was entered into to manage foreign currency exposure on an intercompany loan. During the six months ended October 31, 2016, the Company did not designate any forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities. As of October 31, 2016, the fair value of the open forward exchange contracts was a gain of approximately $66.0 million and recorded within the Prepaid and Other current assets in the Condensed Consolidated Statements of Financial Position. The fair value was measured on a recurring basis using Level 2 inputs. For the three and six months ended October 31, 2016, the gains recognized on the forward contracts were $25.4 million and $64.7 million, respectively.

Sales Return Reserves

The estimated allowance for print book sales returns is based upon historical return patterns, as well as current market trends in the businesses in which we operate. Associated with the estimated sales return reserves, the Company also includes a related reduction in inventory and royalty costs as a result of the expected returns.

Net print book sales return reserves amounted to $29.7 million, $31.2 million and $19.9 million as October 31, 2016 and 2015, and April 30, 2016, respectively. The reserves are reflected in the following accounts of the Condensed Consolidated Statements of Financial Position – increase (decrease):

	October 31, 2016	October 31, 2015	April 30, 2016
Accounts Receivable	$(42,736)	$(45,688)	$(29,447)
Inventories	6,028	7,513	4,924
Accounts and Royalties Payable	(7,045)	(6,954)	(4,662)
Decrease in Net Assets	$(29,663)	$(31,221)	$(19,861)

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

The Company’s book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 10% of total annual consolidated revenue and 14% of accounts receivable at October 31, 2016, the top 10 book customers account for approximately 21% of total annual consolidated revenue and approximately 35% of accounts receivable at October 31, 2016.

The European Union, Canada and United States have imposed sanctions on business relationships with Iran, including restrictions on financial transactions and prohibitions on direct and indirect trading with listed “designated persons.”  In the first six months of fiscal year 2017, the Company recorded revenue and net profits of approximately $3.0 million and $0.8 million, respectively, related to the sale of scientific and medical content to certain publicly funded universities, hospitals and institutions that meet the definition of the “Government of Iran” as defined under section 560.304 of title 31, Code of Federal Regulations.  The Company has assessed its business relationship and transactions with Iran and believes it is in compliance with the regulations governing the sanctions. The Company intends to continue in these or similar sales as long as they continue to be consistent with all applicable sanction-related regulations.

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

We are in the process of implementing a new global enterprise resource planning system (“ERP”) that will enhance our business and financial processes and standardize our information systems. We have completed the implementation of record-to-report, purchase-to-pay and several other business processes within all locations and will continue to roll out additional processes and functionality of the ERP in phases over the next three years.

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

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no significant developments related to legal proceedings during the second quarter of fiscal year 2017.  For information regarding legal proceedings, see the Company’s Form 10-K for the fiscal year ended April 30, 2016 Note 15 Commitment and Contingencies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of fiscal year 2017, the Company made the following purchases of Class A Common Stock under its stock repurchase program:
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program
August 2016	-	-	-	525,531
September 2016	-	-	-	525,531
October 2016	193,955	51.56	193,955	331,576
Total	193,955	51.56	193,955

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

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

101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB – XBRL Taxonomy Extension Label Linkbase Document*

101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF – XBRL Taxonomy Extension Definition Linkbase Document*

(b)      The following reports on Form 8-K were submitted to the Securities and Exchange Commission since the filing of the Company’s 10-Q on September 8, 2016:

i.	Results of Vote of Security Holders at the Annual Meeting of the Company’s Shareholders held on September 22, 2016, issued on form 8-K filed on September 23, 2016.

ii.	Announcement of unfavorable tax judgement in Germany issued on Form 8-K filed September 27, 2016.

iii.	Earnings release on the second quarter fiscal year 2017 results issued on Form 8-K dated December 7, 2016 which included the condensed consolidated financial statements of the Company.

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

Dated: December 12, 2016