Form 10-Q
period 2017-03-10
WILEY JOHN & SONS, INC.
filed 2017-03-10
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]                    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended January 31, 2017

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
YES [ ] NO [X]

The number of shares outstanding of each of the Registrant’s classes of Common Stock as of February 28, 2017 were:

Class A, par value $1.00 – 48,155,998
Class B, par value $1.00 – 9,184,383

This is the first page of a 48 page document

JOHN WILEY & SONS, INC.

INDEX

PART I	-	FINANCIAL INFORMATION	PAGE NO.

Item 1.		Financial Statements

		Condensed Consolidated Statements of Financial Position - Unaudited as of January 31, 2017 and 2016, and April 30, 2016	3

		Condensed Consolidated Statements of Income - Unaudited for the three and nine months ended January 31, 2017 and 2016	4

		Condensed Consolidated Statements of Comprehensive Income (Loss) - Unaudited for the three and nine months ended January 31, 2017 and 2016	5

		Condensed Consolidated Statements of Cash Flows – Unaudited for the nine months ended January 31, 2017 and 2016	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-18

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-39

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	40-42

Item 4.		Controls and Procedures	42

PART II	-	OTHER INFORMATION

Item 1.		Legal Proceedings	42

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 6.		Exhibits and Reports on Form 8-K	43

SIGNATURES AND CERTIFICATIONS			44-48

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands)

	January 31,		April 30,
	2017	2016	2016
	(Unaudited)	(Unaudited)
Assets:
Current Assets
Cash and cash equivalents	$482,321	$535,859	$363,806
Accounts receivable	220,845	235,806	167,638
Inventories	49,247	53,747	57,779
Prepaid and other	124,058	71,529	81,456
Total Current Assets	876,471	896,941	670,679

Product Development Assets	90,267	73,906	72,126
Technology, Property & Equipment	241,385	207,515	214,770
Intangible Assets	834,252	872,224	877,007
Goodwill	981,453	938,796	951,663
Income Tax Deposits	-	59,591	62,912
Other Assets	79,210	65,435	71,939
Total Assets	$3,103,038	$3,114,408	$2,921,096

Liabilities & Shareholders' Equity:
Current Liabilities
Short-term debt	$-	$150,000	$-
Accounts and royalties payable	210,853	205,724	166,222
Deferred revenue	403,269	305,541	426,489
Accrued employment costs	83,276	82,400	97,902
Accrued income taxes	9,084	10,023	9,450
Accrued pension liability	5,458	4,590	5,492
Other accrued liabilities	78,094	68,658	76,252
Total Current Liabilities	790,034	826,936	781,807

Long-Term Debt	865,700	814,728	605,007
Accrued Pension Liability	178,023	185,976	224,170
Deferred Income Tax Liabilities	182,571	192,220	189,868
Other Long-Term Liabilities	75,250	78,465	83,138

Shareholders’ Equity
Class A & Class B common stock	83,182	83,190	83,190
Additional paid-in-capital	383,961	365,770	368,698
Retained earnings	1,686,655	1,656,392	1,673,325
Accumulated other comprehensive loss	(478,417)	(458,328)	(447,686)
Treasury stock	(663,921)	(630,941)	(640,421)
Total Shareholders’ Equity	1,011,460	1,016,083	1,037,106
Total Liabilities & Shareholders' Equity	$3,103,038	$3,114,408	$2,921,096

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(In thousands except per share information)

	For The Three Months		For The Nine Months
	Ended January 31,		Ended January 31,
	2017	2016	2017	2016

Revenue	$436,456	$436,393	$1,266,329	$1,292,736

Costs and Expenses
Cost of sales	116,405	120,215	341,457	356,357
Operating and administrative expenses	247,278	250,667	729,775	733,503
Restructuring charges	9,118	13,713	15,045	20,832
Amortization of intangibles	12,495	12,179	37,321	37,251
Total Costs and Expenses	385,296	396,774	1,123,598	1,147,943

Operating Income	51,160	39,619	142,731	144,793

Interest Expense	(4,931)	(4,590)	(13,362)	(12,487)
Foreign Exchange Transaction Gain	2,118	1,431	1,979	1,389
Interest Income and Other	637	786	1,365	2,094

Income Before Taxes	48,984	37,246	132,713	135,789
Provision For Income Taxes	1,565	1,728	65,745	24,214

Net Income	$47,419	$35,518	$66,968	$111,575

Earnings Per Share
Diluted	$0.82	$0.61	$1.15	$1.90
Basic	$0.83	$0.62	$1.17	$1.92

Cash Dividends Per Share
Class A Common	$0.31	$0.30	$0.93	$0.90
Class B Common	$0.31	$0.30	$0.93	$0.90

Average Shares
Diluted	58,012	58,204	58,181	58,711
Basic	57,224	57,678	57,405	58,192

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – UNAUDITED
(In thousands)

	For The Three Months		For The Nine Months
	Ended January 31,		Ended January 31,
	2017	2016	2017	2016

Net Income	$47,419	$35,518	$66,968	$111,575

Other Comprehensive Income (Loss) :
Foreign currency translation adjustment	7,783	(66,066)	(62,681)	(61,202)
Unamortized retirement costs, net of tax (benefit) provision of ($444), $2,349, $11,012 and $2,659, respectively	(1,765)	6,996	29,390	9,277
Unrealized gain on interest rate swaps, net of tax provision of $1,357, $67, $1,569, and $141, respectively	2,214	109	2,560	230
Total Other Comprehensive Income (Loss)	8,232	(58,961)	(30,731)	(51,695)

Comprehensive Income (Loss)	$55,651	$(23,443)	$36,237	$59,880

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW – UNAUDITED
(In thousands)
	For The Nine Months
	Ended January 31,
	2017	2016
Operating Activities
Net income	$66,968	$111,575
Adjustments to reconcile net income to cash used for operating activities:
Amortization of intangibles	37,321	37,251
Amortization of composition costs	29,502	30,047
Depreciation of technology, property and equipment	50,520	50,820
Restructuring charges	15,045	20,832
Restructuring payments	(15,740)	(24,809)
Deferred Income Tax Benefit on UK Rate Change	(2,575)	(5,859)
Unfavorable Tax Settlement	47,531	-
One-Time Pension Settlement	8,842	-
Stock-based compensation expense	10,187	12,292
Excess tax benefit from stock-based compensation	(227)	(517)
Royalty advances	(79,804)	(79,026)
Earned royalty advances	77,554	71,761
Other non-cash charges	26,096	15,492
Change in deferred revenue	(7,733)	(57,959)
Net change in operating assets and liabilities	(34,335)	(65,289)
Cash Provided by Operating Activities	229,152	116,611
Investing Activities
Composition spending	(27,369)	(28,627)
Additions to technology, property and equipment	(82,257)	(69,048)
Acquisitions, net of cash acquired	(152,110)	(17,972)
Cash Used for Investing Activities	(261,736)	(115,647)
Financing Activities
Repayments of long-term debt	(340,207)	(158,861)
Borrowings of long-term debt	600,900	323,500
Borrowings of short-term debt	-	50,000
Change in book overdrafts	(8,866)	(3,287)
Cash dividends	(53,638)	(52,612)
Purchase of treasury stock	(35,362)	(59,704)
Proceeds from exercise of stock options and other	16,444	556
Excess tax benefit from stock-based compensation	227	517
Cash Provided by Financing Activities	179,498	100,109
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(28,399)	(22,655)
Cash and Cash Equivalents
Increase for the Period	118,515	78,418
Balance at Beginning of Period	363,806	457,441
Balance at End of Period	$482,321	$535,859
Cash Paid During the Period for:
Interest	$9,900	$11,028
Income taxes, net	$22,491	$31,504

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-04 “Intangibles – Goodwill and Other (Topic 350): “Simplifying the Test for Goodwill Impairment”, which simplifies the measurement of a potential goodwill impairment charge by eliminating the requirement to calculate an implied fair value of the goodwill based on the fair value of a reporting unit’s other assets and liabilities. The new guidance eliminates the implied fair value method and instead measures a potential impairment charge based on the excess of a reporting unit’s carrying value compared to its fair value. The impairment charge cannot exceed the total amount of goodwill allocated to that reporting unit. The standard is effective for the Company on May 1, 2020, with early adoption permitted. Based on the Company’s most recent annual goodwill impairment test completed in the third quarter of fiscal year 2017, the Company expects no initial impact on adoption.

In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or business.  The standard is effective for the Company on May 1, 2018, with early adoption permitted.  The future impact of ASU 2017-01 will be dependent upon the nature of future acquisitions or dispositions made by the Company.

In October 2016, the FASB issued ASU 2016-16 “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which simplifies the accounting for the income tax consequences of intra-entity transfers of assets other than inventory.  Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The new guidance states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this Standard eliminate the exception for an intra-entity transfer of an asset other than inventory. The standard is effective for the Company on May 1, 2018, with early adoption permitted. The Company expects no initial impact on the adoption.

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

In March 2016, the FASB issued ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplifies the accounting for share-based payment transactions, including income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance also allows an entity to make an accounting policy election to account for forfeitures when they occur or to estimate the number of awards that are expected to vest with a subsequent true up to actual forfeitures (current GAAP). The standard is effective for the Company on May 1, 2017, with early adoption permitted. The Company is currently assessing the impact the new guidance will have on its consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. To simplify the presentation of deferred income taxes, the amendments in this update require that all deferred tax assets and liabilities, including those previously classified as current, be classified as a single noncurrent line in a classified statement of financial position. The amendments in the standard will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (“IFRS”). The standard is effective for the Company on May 1, 2017 with early adoption permitted. The Company will adopt the new guidance on May 1, 2017. The adoption will have no impact on the Company’s results of operations or statement of cash flows.

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

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers" (Topic 606) (“ASU 2014-09”), and the International Accounting Standards Board (“IASB”) published its equivalent standard, IFRS 15, “Revenue from Contracts with Customers”. These joint comprehensive new revenue recognition standards will supersede most existing revenue recognition guidance and are intended to improve and converge revenue recognition and related financial reporting requirements. The standard is effective for the Company on May 1, 2018 with early adoption permitted on May 1, 2017. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “cumulative effect” adoption, meaning the standard is applied only to the most current period presented in the financial statements. Subsequently, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations” (“ASU 2016-08”), ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing” (“ASU 2016-10”), ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) – Narrow Scope Improvements and Practical Expedients” (“ASU 2016-12”), and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), which provide clarification and additional guidance related to ASU 2014-09. The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20 with ASU 2014-09.  The Company is currently evaluating the effect that implementation of this standard will have on its consolidated financial position and results of operations upon adoption, as well as the method of transition and required disclosures.

3.	Share-Based Compensation

The Company has share-based compensation plans under which employees may be granted performance-based stock awards and other restricted stock awards.  Prior to fiscal year 2017, the Company also granted options to purchase shares of Company common stock at the fair market value at the time of grant. The Company recognizes the grant date fair value of share-based compensation in net income on a straight-line basis over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established three years in advance. For the three months ended January 31, 2017 and 2016, the Company recognized share-based compensation expense, on a pre-tax basis, of $5.3 million and $4.2 million, respectively. For the nine months ended January 31, 2017 and 2016, the Company recognized share-based compensation expense, on a pre-tax basis of $10.2 million and $12.3 million, respectively. The decrease for the nine months ended January 31, 2017 was mainly driven by a reduction in the number of performance-based stock awards expected to vest based on the Company’s financial results.

The following table provides restricted stock data for awards granted by the Company:

	For the Nine Months Ended January 31,
	2017	2016
Restricted Stock:
Awards granted (in thousands)	509	289
Weighted average fair value of grant	$50.56	$55.91

For the nine months ended January 31, 2017 the Company did not grant any stock option awards. For the nine months ended January 31, 2016, the Company granted 160,153 stock option awards at a weighted average grant fair value of $14.77.

The weighted average Black-Scholes fair value assumptions for the fiscal year 2016 stock option grants were as follows:

Expected life of options (years)	7.2
Risk-free interest rate	2.1%
Expected volatility	29.7%
Expected dividend yield	2.1%
Fair value of common stock on grant date	$55.99

4.      Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by component, net of tax, for the three and nine months ended January 31, 2017 and 2016 were as follows (in thousands):

	Foreign	Unamortized	Interest
	Currency	Retirement	Rate
	Translation	Costs	Swaps	Total

Balance at October 31, 2016	$(338,384)	$(148,250)	$(15)	$(486,649)
Other comprehensive income (loss) before reclassifications	7,783	(2,603)	2,284	7,464
Amounts reclassified from accumulated other comprehensive loss	-	838	(70)	768
Total other comprehensive income (loss)	7,783	(1,765)	2,214	8,232
Balance at January 31, 2017	$(330,601)	$(150,015)	$2,199	$(478,417)

Balance at April 30, 2016	$(267,920)	$(179,405)	$(361)	$(447,686)
Other comprehensive income (loss) before reclassifications	(62,681)	22,891	2,381	(37,409)
Amounts reclassified from accumulated other comprehensive loss	-	6,499	179	6,678
Total other comprehensive income (loss)	(62,681)	29,390	2,560	(30,731)
Balance at January 31, 2017	$(330,601)	$(150,015)	$2,199	$(478,417)

	Foreign	Unamortized	Interest
	Currency	Retirement	Rate
	Translation	Costs	Swaps	Total

Balance at October 31, 2015	$(241,990)	$(157,153)	$(224)	$(399,367)
Other comprehensive income (loss) before reclassifications	(66,066)	6,182	(43)	(59,927)
Amounts reclassified from accumulated other comprehensive loss	-	814	152	966
Total other comprehensive income (loss)	(66,066)	6,996	109	(58,961)
Balance at January 31, 2016	$(308,056)	$(150,157)	$(115)	$(458,328)

Balance at April 30, 2015	$(246,854)	$(159,434)	$(345)	$(406,633)
Other comprehensive income (loss) before reclassifications	(61,202)	5,107	(271)	(56,366)
Amounts reclassified from accumulated other comprehensive loss	-	4,170	501	4,671
Total other comprehensive income (loss)	$(61,202)	$9,277	$230	$(51,695)
Balance at January 31, 2016	$(308,056)	$(150,157)	$(115)	$(458,328)

During both the three months ended January 31, 2017 and 2016, pre-tax actuarial losses included in Unamortized Retirement Costs of approximately $1.2 million were amortized from Accumulated Other Comprehensive Loss and recognized as pension expense in Operating and Administrative Expenses in the Condensed Consolidated Statements of Income. During the nine months ended January 31, 2017 and 2016, pre-tax actuarial losses of approximately $9.9 million and $6.2 million, respectively, were amortized.

5.      Reconciliation of Weighted Average Shares Outstanding and Share Repurchases

A reconciliation of the shares used in the computation of earnings per share follows (in thousands):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2017	2016	2017	2016

Weighted average shares outstanding	57,434	57,970	57,624	58,447
Less: Unearned restricted shares	(210)	(292)	(219)	(255)
Shares used for basic earnings per share	57,224	57,678	57,405	58,192
Dilutive effect of stock options and other stock awards	788	526	776	519
Shares used for diluted earnings per share	58,012	58,204	58,181	58,711

Since their inclusion in the calculation of diluted earnings per share would have been anti-dilutive, options to purchase 303,285 shares of Class A Common Stock have been excluded for both the three and nine months ended January 31, 2017 and 1,251,648 shares were excluded for both the three and nine months ended January 31, 2016.

For the three months ended January 31, 2017 and 2016, 135,577 and 10,640 unearned restricted shares have been excluded, respectively and 42,783 and 64,200 shares have been excluded from the nine months ended January 31, 2017 and 2016, respectively, as their inclusion would have been anti-dilutive.

During the three months ended January 31, 2017 and 2016, the Company repurchased 255,200 and 347,961 shares of common stock at an average price of $55.14 and $43.11, respectively, and 670,460 and 1,216,098 shares of common stock at an average price of $52.74 and $49.09 during the nine months ended January 31, 2017 and 2016, respectively.

6.      Acquisitions:

On September 30, 2016, the Company acquired the net assets of Atypon Systems, Inc. (“Atypon”), a Silicon Valley-based publishing-software company, for approximately $121 million in cash, net of cash acquired. Atypon is a publishing-software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market and manage their content on the web. Atypon is headquartered in Santa Clara, CA, with approximately 260 employees in the U.S. and EMEA. Atypon provides services through Literatum, an innovative platform that primarily serves the scientific, technical, medical and scholarly industry. This software gives publishers direct control over how their content is displayed, promoted and monetized on the web. Atypon generated over $31 million in calendar year 2015 revenue. Literatum hosts nearly 9,000 journals, 13 million journal articles and more than 1,800 publication web sites for over 200 societies and publishers, accounting for a third of the world’s English-language scholarly journal articles. The $121 million purchase price was allocated on a preliminary basis mainly to identifiable long-lived intangible assets, including customer relationships ($21 million), software ($18 million), goodwill ($74 million) and other ($5 million), with the remainder allocated to working capital ($3 million). The fair value of intangible assets and technology acquired was based on management’s assessment performed with the assistance of a third party valuation consultant. Goodwill represents the excess of the purchase price over the fair value of net assets acquired and comprises the estimated value of Atypon’s workforce, unidentifiable intangible assets and the fair value of expected synergies. The identifiable long-lived intangible assets with definitive lives are primarily amortized over a weighted average estimated useful life of approximately 13 years. The Company expects to finalize its purchase accounting for Atypon by September 30, 2017. Atypon revenue and loss per share included in the Company’s results for the three and nine months ended January 31, 2017 were $8.0 million and ($0.02) per share and $10.4 million and ($0.02) per share, respectively.

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

The following tables summarize the pre-tax restructuring charges (credits) related to this program (in thousands):

					Cumulative
					Program
	For the Three Months		For the Nine Months		Charges
	Ended January 31,		Ended January 31,		to Date
	2017	2016	2017	2016
Charges by Segment:
Research	$517	$2,497	$677	$3,363	$18,884
Publishing	1,027	4,121	1,596	4,380	32,488
Solutions	1,095	245	1,619	385	2,384
Shared Services	6,479	6,850	11,153	12,704	85,878
Total	$9,118	$13,713	$15,045	$20,832	$139,634

Charges (Credits) by Activity:
Severance	$3,420	$12,395	$7,999	$14,965	$87,203
Process Reengineering Consulting	10	997	16	7,191	18,683
Other Activities	5,688	321	7,030	(1,324)	33,748
Total	$9,118	$13,713	$15,045	$20,832	$139,634

Other Activities reflects leased facility consolidations, contract termination costs and the curtailment of certain defined benefit pension plans. The credits in Other Activities for the nine months ended January 31, 2016 reflect changes in estimates for previously accrued restructuring charges related to facility lease reserves.

The following table summarizes the activity for the Restructuring and Reinvestment Program liability for the nine months ended January 31, 2017 (in thousands):

				Foreign
				Translation &
	April 30, 2016	Charges	Payments	Reclassifications	January 31, 2017
Severance	$16,657	$7,999	$(10,837)	$(528)	$13,291
Process Reengineering Consulting	-	16	(16)	-	-
Other Activities	11,852	7,030	(4,887)	2,520	16,515
Total	$28,509	$15,045	$(15,740)	$1,992	$29,806

The restructuring liability for accrued Severance costs is reflected in Accrued Employment Costs in the Condensed Consolidated Statements of Financial Position. Approximately $3.2 million and $13.3 million of the Other Activities are reflected in Other Accrued Liabilities and Other Long-Term Liabilities, respectively.

8.      Segment Information

The Company is a global provider of knowledge and learning services primarily in areas of science, technology, medicine, mathematics/engineering, and business/finance. Effective August 1, 2016, the Company completed a number of changes to its organizational structure that resulted in a change in how the Company manages its businesses, allocates resources and measures performance. As a result, the Company has revised its reportable segments in the second quarter of fiscal year 2017 to reflect how management currently reviews financial information and makes operating decisions. The Company’s new segment reporting structure consists of three reportable segments as follows:

The Research segment provides scientific, technical, medical, and scholarly journals, as well as related content and services, for academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. Research also includes the Company’s recent acquisition of Atypon, a publishing-software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market and manage their content on the web. Research customers include academic, corporate, government, and public libraries; researchers; scientists; clinicians; engineers and technologists; scholarly and professional societies; and students and professors. The Company’s Research products are sold and distributed globally in digital and print formats through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to professional society members, and other customers.

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

The Solutions segment provides online graduate degree program management services for higher education institutions   and learning, development, and assessment services for businesses and professionals. Graduate degree programs principally include business and finance, nursing, and engineering.

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

Segment information is as follows (in thousands):
	For the Three Months		For the Nine Months
	Ended January 31,		Ended January 31,
	2017	2016	2017	2016
RESEARCH
Revenue	$205,769	$183,568	$618,987	$595,932
Contribution to Profit	$52,508	$43,944	$173,235	$171,357

PUBLISHING
Revenue	$171,440	$200,645	$479,701	$548,656
Contribution to Profit	$38,807	$47,200	$94,639	$111,345

SOLUTIONS
Revenue	$59,247	$52,180	$167,641	$148,148
Contribution to Profit	$3,591	$1,751	$9,097	$160

Total Contribution to Profit	$94,906	$92,895	$276,971	$282,862
Unallocated Shared Services and Administrative Costs	(43,746)	(53,276)	(134,240)	(138,069)
Operating Income	$51,160	$39,619	$142,731	$144,793

The following table reflects total Shared Services and Administrative costs by function, which are partially allocated to business segments based on the methodologies described above:

	For the Three Months		For the Nine Months
	Ended January 31,		Ended January 31,
Total Shared Services and Administrative Costs:	2017	2016	2017	2016
Distribution & Operation Services	$18,230	$20,075	$56,939	$59,939
Technology & Content Management	62,535	66,963	199,758	190,579
Finance	11,113	11,468	34,614	34,778
Other Administration	30,536	32,498	80,187	94,296
One-time Pension Settlement (See Note 12)	-	-	8,842	-
Restructuring Charges (see Note 7)	6,479	6,850	11,153	12,704
Total	$128,893	$137,854	$391,493	$392,296

	For the Three Months		For the Nine Months
	Ended January 31,		Ended January 31,
Total Revenue by Product/Service:	2017	2016	2017	2016
Journals	$197,807	$183,568	$608,547	$595,932
Books and Reference Material	127,242	160,332	378,403	455,075
Online Program Management	30,016	26,057	81,195	69,754
Corporate Learning	15,448	12,961	42,995	36,198
Professional Assessment	13,783	13,162	43,451	42,196
Course Workflow Solutions	23,464	21,894	44,170	41,359
Platform Services (Atypon)	7,962	-	10,440	-
Other	20,734	18,419	57,128	52,222
Total	$436,456	$436,393	$1,266,329	$1,292,736

9.	Inventories

Inventories were as follows (in thousands):

	As of January 31,		As of April 30,
	2017	2016	2016
Finished goods	$38,866	$41,974	$45,170
Work-in-process	6,390	6,937	7,592
Paper, cloth and other	1,958	4,520	4,867
	$47,214	$53,431	$57,629
Inventory value of estimated sales returns	7,032	7,250	4,924
LIFO reserve	(4,999)	(6,934)	(4,774)
Total inventories	$49,247	$53,747	$57,779

10.    Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of January 31,		As of April 30,
	2017	2016	2016
Intangible assets with indefinite lives:
Brands and trademarks	$133,691	$145,613	$147,683
Content and publishing rights	82,892	83,821	87,202
	$216,583	$229,434	$234,885

Net intangible assets with determinable lives:
Content and publishing rights	$421,327	$455,960	$456,881
Customer relationships	178,354	171,496	170,162
Brands and trademarks	16,644	14,887	14,403
Covenants not to compete	1,344	447	676
	$617,669	$642,790	$642,122
Total	$834,252	$872,224	$877,007

In the third quarter of fiscal year 2017, the Company completed its annual review of Goodwill and indefinite-lived intangible assets. No impairments were identified.

11.    Income Taxes

The effective tax rate for the first nine months of fiscal year 2017 was 49.5%, compared to 17.8% in the prior year. The increase was principally due to the unfavorable German court decision described below. Excluding the expense related to that decision, the rate for the first nine months of fiscal year 2017 would have been 13.7%. The effective rate for the third quarter of fiscal year 2017 was 3.2%, compared to 4.6% in the prior year. The rates for both the three month and nine month periods, excluding the German court decision with respect to the nine month period, were lower than the prior year’s rates due to non-recurring foreign tax benefits and favorable earnings mix in the current periods, partially offset by the impact of non-cash deferred tax benefits related to legislation enacted in the United Kingdom (“U.K.”). In the third quarter of fiscal year 2016, the U.K. reduced its statutory rate to 19% beginning April 1, 2017 and 18% beginning April 1, 2020; and in the second quarter of fiscal year 2017, the U.K. further reduced its statutory rate beginning on April 1, 2020, from 18% to 17%.  This resulted in a tax benefit from the re-measurement of the Company’s applicable U.K. deferred tax balances of $5.9 million ($0.10 per share) in the three and nine months ended January 31, 2016 and $2.6 million ($0.04 per share) in the nine months ended January 31, 2017. The rate for the nine month period also benefited from a tax-free insurance settlement received in the first three months of fiscal 2017.

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

In October 2014, the Company received an unfavorable decision from the local finance court, which the Company then appealed in January 2015 to the German Federal Fiscal Court. On September 26, 2016, the Company learned that the court denied the Company’s appeal and its tax position. No further appeals are available. As a result, the Company forfeited its deposit and incurred an income tax charge of $48 million. This one-time predominantly non-cash charge is included in the Company’s income tax expense for the nine months ended January 31, 2017. In connection with this unfavorable decision, the Company reduced its unrecognized tax benefits by $16 million.

12.    Retirement Plans

The components of net pension expense (income) for the Company’s global defined benefit plans were as follows (in thousands):
	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2017	2016	2017	2016
Service cost	$241	$355	$744	$1,092
Interest cost	6,565	7,477	20,269	22,739
Expected return on plan assets	(8,588)	(9,908)	(26,619)	(30,194)
Net amortization of prior service cost	(26)	(25)	(75)	(74)
Recognized net actuarial loss	1,268	1,171	3,900	3,558
Pension Plan actuarial loss	-	-	8,842	-
Disability settlement charge	-	-	-	1,857
Net pension expense (credit)	$(540)	$(930)	$7,061	$(1,022)

Employer defined benefit pension plan contributions were $3.2 million and $3.0 million for the three months ended January 31, 2017 and 2016, respectively, and $13.8 million and $13.7 million for the nine months ended January 31, 2017 and 2016, respectively. Contributions for employer defined contribution plans were approximately $3.1 million and $3.6 million for the three months ended January 31, 2017 and 2016, respectively, and $11.6 million and $12.7 million for the nine months ended January 31, 2017 and 2016, respectively.

The Company announced a voluntary, limited-time opportunity for terminated vested employees who are participants in the U.S. Employees’ Retirement Plan of John Wiley & Sons, Inc. (the Pension Plan) to request early payment of their entire Pension Plan benefit in the form of a single lump sum payment. Eligible participants who wished to receive the lump sum payment were required to make an election by August 29, 2016. Approximately 780 eligible participants made the election to receive the lump sum totaling $28.3 million which was paid from Pension Plan assets in October 2016. Settlement accounting rules were applied, which resulted in a plan remeasurement and recognition of a pro-rata portion of unamortized net actuarial loss of $8.8 million which was recorded in Operating and Administrative Expenses in the Condensed Consolidated Statements of Income.

The disability settlement charge noted in the table above for the nine months ended January 31, 2016 related to a disability payment made subject to terms of the Company’s Supplemental Executive Retirement Plan.

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

Interest Rate Contracts:

The Company had $865.7 million of variable rate loans outstanding at January 31, 2017, which approximated fair value.

On April 4, 2016, the Company entered into a forward starting interest rate swap agreement which fixed a portion of the variable interest due on a variable rate debt renewal on May 16, 2016. Under the terms of the agreement, the Company pays a fixed rate of 0.92% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a three-year period ending May 15, 2019. As of January 31, 2017, the notional amount of the interest rate swap was $350.0 million.

On August 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, which expired on August 15, 2016, the Company paid a fixed rate of 0.65% and received a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which was reset every month for a two-year period ending August 15, 2016. Prior to expiration the notional amount of the interest rate swap was $150.0 million.

The interest rate swap agreements maintained by the Company were designated as cash flow hedges as defined under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging”. There was no impact on the Company’s Condensed Consolidated Statements of Income for changes in the fair value of the interest rate swaps as they were fully offset by changes in the interest expense on the underlying variable rate debt instruments. Under ASC 815, derivative instruments that are designated as cash flow hedges have changes in their fair value recorded initially within Accumulated Other Comprehensive Loss in the Condensed Consolidated Statements of Financial Position. As interest expense is recognized based on the variable rate loan agreements, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated Other Comprehensive Loss to Interest Expense in the Condensed Consolidated Statements of Income. It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.

The Company records the fair value of its interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of January 31, 2017 and 2016 and April 30, 2016 was a deferred gain of $3.4 million, and losses of $0.2 million and $0.6 million, respectively. Based on the maturity dates of the contracts, the entire deferred gain of $3.4 million and loss of $0.2 million as of January 31, 2017 and January 31, 2016 were recorded in Other Long-Term Assets and Other Accrued Liabilities, respectively.  Approximately $0.1 million of the deferred loss as of April 30, 2016 was recorded in Other Accrued Liabilities, with the remaining deferred loss of $0.5 million recorded in Other Long-Term Liabilities. The pre-tax losses that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the three months ended January 31, 2017 and 2016 were $0.2 million and $0.8 million, respectively. The pre-tax losses that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the nine months ended January 31, 2017 and 2016 were $1.1 million and $0.8 million, respectively.

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

As of January 31, 2017 the Company maintained one open forward contract with a notional amount of 274 million pounds sterling. The Company did not maintain any open forward contracts as of January 31, 2016. As of April 30, 2016, the Company maintained two open forward contracts with notional amounts of 31 million euros and 274 million pounds sterling. All such forward contracts were entered into to manage foreign currency exposures on intercompany loans. During the first nine months of fiscal year 2017, the Company did not designate any forward contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities. As of January 31, 2017, the fair value of the open forward exchange contract was a gain of approximately $54.5 million and recorded within the Prepaid and Other current assets in the Condensed Consolidated Statements of Financial Position. The fair value was measured on a recurring basis using Level 2 inputs. For the three and nine months ended January 31, 2017, the forward contracts recognized a loss of $11.5 million and a gain of $53.2 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – THIRD QUARTER ENDED JANUARY 31, 2017

Throughout this report, references to variances “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses. Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location. For the third quarters of fiscal years 2017 and 2016, the average exchange rates to convert British pounds sterling to U.S. dollars were 1.24 and 1.49, respectively; the average exchange rates to convert euros into U.S. dollars were 1.07 and 1.08, respectively; and the average exchange rates to convert Australian dollars to U.S. dollars were 0.74 and 0.71, respectively. Unless otherwise noted, all variance explanations below are on a currency neutral basis.

Revenue:

Revenue for the third quarter of fiscal year 2017 of $436.5 million was flat with the prior year, but increased 3% excluding the unfavorable impact of foreign exchange.  The increase reflected the previously announced transition to time-based digital journal subscriptions for calendar year 2016 ($29 million); incremental revenue from the recent acquisition of Atypon ($8 million); higher Solutions revenue ($7 million); and other ($2 million), mainly higher Research licensing revenue; were offset by a continued decline in Publishing ($25 million) mainly print book; the unfavorable impact of foreign exchange ($13 million); and the impact of a large backfile sale in the prior year ($10 million).

As previously announced, the Company transitioned from issue-based to time-based journal subscription agreements for calendar year 2016.  The transition to time-based digital journal subscription agreements shifted revenue from fiscal year 2016 to the remainder of calendar year 2016 (fiscal year 2017), which resulted in a favorable impact of approximately $29 million in the third quarter of fiscal year 2017.  The change had no impact on free cash flow.  The Company made these changes to simplify the contracting and administration of digital journal subscriptions.

Cost of Sales and Gross Profit:

Cost of sales for the third quarter of fiscal year 2017 decreased 3% to $116.4 million, but was flat excluding the favorable impact of foreign exchange.  The decrease was mainly driven by lower print book sales volume ($7 million) and foreign exchange translation ($4 million), partially offset by higher accrued royalty costs due to the transition to time-based journal subscription agreements ($4 million) and incremental costs associated with Atypon ($3 million).

Gross profit margin for the third quarter of fiscal year 2017 increased 80 basis points to 73.3% mainly driven by product mix in Research.

Operating and Administrative Expenses:

Operating and administrative expenses for the third quarter of fiscal year 2017 decreased 1% to $247.3 million, but increased 2% excluding the favorable impact of foreign exchange.  The decrease was mainly driven by foreign exchange translation ($7 million); restructuring cost savings ($4 million); lower costs associated with the investment in the Company’s Enterprise Resource Planning and related systems ($2 million) and other technology development and maintenance costs ($1 million); and lower shipping and handling fees ($1 million) and a market gain on nonqualified pension plan assets ($2 million).  Partially offsetting these decreases were incremental costs associated with the Atypon acquisition ($6 million); higher Research content-related costs to support business growth ($4 million); merit increases ($2 million); and other ($2 million), mainly higher accrued variable incentive compensation.

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

In the third quarters of fiscal years 2017 and 2016,  the Company recorded pre-tax restructuring charges of $9.1 million ($0.10 per share) and $13.7 million ($0.16 per share), respectively, which are described in more detail below.

The following table summarizes the pre-tax restructuring charges related to the Restructuring and Reinvestment program, which are reflected in Restructuring Charges in the Condensed Consolidated Statements of Income (in thousands):

	For the Three Months		Cumulative Program
	Ended January 31,		Charges to Date
	2017	2016
Charges by Segment:
Research	$517	$2,497	$18,884
Publishing	1,027	4,121	32,488
Solutions	1,095	245	2,384
Shared Services	6,479	6,850	85,878
Total	$9,118	$13,713	$139,634

Charges by Activity:
Severance	$3,420	$12,395	$87,203
Process Reengineering Consulting	10	997	18,683
Other Activities	5,688	321	33,748
Total	$9,118	$13,713	$139,634

Other Activities reflects leased facility consolidations, contract termination costs and the curtailment of certain defined benefit pension plans.

Amortization of Intangibles:

Amortization of intangibles increased $0.3 million to $12.5 million in the third quarter of fiscal year 2017, mainly reflecting amortization related to Atypon which was acquired on September 30, 2016.

Interest Expense/Income, Foreign Exchange and Other:

Interest expense for the third quarter of fiscal year 2017 increased $0.3 million from the prior year due to an increase in the average borrowing rate from 2.0% to 2.3%, partially offset by lower average debt balances outstanding.

Provision for Income Taxes:

The effective rate for the third quarter of fiscal year 2017 was 3.2% compared to 4.6% in the prior year. The reduction in the effective tax rates for the three month periods reflected non-recurring foreign tax benefits and a favorable earnings mix in the current quarter partially offset by the impact of non-cash deferred tax benefits related to legislation enacted in the United Kingdom (U.K.) in fiscal year 2016. In the third quarter of fiscal year 2016, the U.K. enacted legislation that reduced its statutory rates to 19% beginning April 1, 2017 and 18% beginning April 1, 2020, resulting in a $5.9 million ($0.10 per share) tax benefit from the re-measurement of the Company’s applicable U.K. deferred tax balances.

Earnings Per Share:

Earnings per diluted share for the third quarter of fiscal year 2017 was $0.82 per share compared to $0.61 per share in the prior year. The primary drivers of the change were the transition to time-based digital journal subscription agreements ($0.33 per share); one-time tax benefits ($0.12 per share); and lower restructuring charges in the current year ($0.06 per share), partially offset by lower Publishing revenue; a prior year deferred tax benefit on the U.K. rate change ($0.10 per share); the impact of a large backfile sale in the prior year ($0.10 per share); and dilution from the Atypon acquisition ($0.02 per share).

BUSINESS SEGMENT RESULTS

Effective August 1, 2016, the Company completed a number of changes to its organizational structure that resulted in a change in how the Company manages its businesses, allocates resources and measures performance. As a result, the Company has revised its segments into three new reporting segments to reflect how management currently reviews financial information and makes operating decisions. All prior period amounts have been adjusted to reflect the new reporting segment change. The new reporting structure is comprised of Research (Journals, related content and services; 49% of total fiscal 2017 year-to-date revenue), Publishing (Books and related content, Course Workflow, and Test Preparation; 38% of total year-to-date revenue) and Solutions (Online Program Management, Corporate Learning, and Professional Assessment; 13% of total year-to-date revenue).

	For the Three Months
	Ended January 31,			% change
RESEARCH:	2017	2016	% change	w/o FX (a)
Revenue:
Journal Subscriptions	$149,909	$125,669	19%	23%
Author-Funded Access	6,915	6,429	8%	15%
Licensing, Reprints, Backfiles, and Other	40,983	51,470	-20%	-14%
Total Journal Revenue	$197,807	$183,568	8%	12%

Platform Services (Atypon)	7,962	-

Total Revenue	$205,769	$183,568	12%	17%

Cost of Sales	52,195	50,783	3%	8%

Gross Profit	$153,574	$132,785	16%	20%
Gross Profit Margin	74.6%	72.3%

Direct Expenses	(57,040)	(49,434)	15%	22%
Amortization of Intangibles	(6,835)	(5,978)	14%	22%
Allocated Shared Services	(36,674)	(30,932)	19%	22%
Restructuring Charges (See Note 7)	(517)	(2,497)

Contribution to Profit	$52,508	$43,944	19%	17%
Contribution Margin	25.5%	23.9%

(a) Adjusted to exclude the fiscal year 2017 and 2016 Restructuring Charges

Revenue:

Research revenue for the third quarter of fiscal year 2017 increased 12% to $205.8 million, or 17% excluding the unfavorable impact of foreign exchange.  The increase was mainly driven by the previously announced transition to time-based digital journal subscriptions for calendar year 2016 ($29 million); incremental revenue from the recent acquisition of Atypon ($8 million); other journal revenue ($3 million) and Author-Funded Access growth ($1 million), partially offset by the impact of a large backfile sale in the prior year ($10 million) and the unfavorable impact of foreign exchange translation ($9 million).

As previously announced, the Company transitioned from issue-based to time-based journal subscription agreements for calendar year 2016.  The transition to time-based digital journal subscription agreements shifted revenue from fiscal year 2016 to the remainder of calendar year 2016 (fiscal year 2017), which resulted in a favorable revenue impact of approximately $29 million in the third quarter of fiscal year 2017.  The change had no impact on free cash flow.  The Company made these changes to simplify the contracting and administration of digital journal subscriptions.

The increase in Journal Subscription revenue was driven by the transition to time-based digital journal subscriptions ($29 million), partially offset by the unfavorable impact of foreign exchange translation ($5 million).  As of January 31, 2017, calendar year 2017 journal subscription renewals were 5% higher than calendar year 2016 on a constant currency basis partially due to earlier renewals resulting from the shift to a more simplified contracting model. Approximately 87% of targeted business is under contract for the 2017 calendar year and the Company expects full year calendar year 2017 subscription growth of approximately 1%. Author funded access growth ($1 million) was driven by new titles and increased business with particularly strong growth associated with the Journal of the American Heart Association.  The decrease in Licensing, Reprints, Backfiles, and Other was driven by a large backfile sale in the prior year ($10 million) and the unfavorable impact of foreign exchange translation ($3 million), partially offset by higher revenue from the licensing of intellectual content ($3 million).

Platform Services (Atypon) ($8 million) reflects revenue from the Company’s recent acquisition which closed on September 30, 2016.  Platform Services includes publishing-software and services that enable scholarly and professional societies and publishers to deliver, host, enhance, market and manage their content on the web.  In addition to providing its customers with dedicated technology resources, Atypon provides subscription licenses to its platform, Literatum, through contracts over one to five years in duration.  Revenue is recognized evenly over the subscription period.

Revenue by Region is as follows (in millions):
	For the Three Months
	Ended January 31,		% of	% change
RESEARCH:	2017	2016	Revenue	w/o FX
Revenue by Region
Americas	$90.6	$66.7	44%	37%
EMEA	106.3	106.9	52%	7%
Asia-Pacific	8.9	10.0	4%	-15%
Total Revenue	$205.8	$183.6	100%	17%

The increase in revenue in the Americas is primarily due to the favorable impact of the transition to time-based journal subscriptions and incremental revenue from the Atypon acquisition.

Cost of Sales:

Cost of Sales for the third quarter of fiscal year 2017 increased 3% to $52.2 million, or 8% excluding the favorable impact of foreign exchange. The increase was mainly driven by higher accrued royalty costs due to the transition to time-based digital journal subscription agreements ($4 million) and incremental costs associated with the Atypon acquisition ($3 million), partially offset by the favorable impact of foreign exchange translation ($3 million); lower sales volume ($2 million); and product mix ($1 million).

Gross Profit:

Gross Profit Margin increased 230 basis points to 74.6% due to lower inventory costs (40 bps) and other (190 bps), mainly product mix.

Direct Expenses and Amortization:

Direct expenses for the third quarter of fiscal year 2017 increased 15% to $57.0 million, or 22% excluding the favorable impact of foreign exchange. The increase was mainly driven by incremental costs associated with the Atypon acquisition ($6 million); higher journal content and editorial costs to support business growth ($4 million); and higher employment costs ($1 million), partially offset by the favorable impact of foreign exchange translation ($3 million). Amortization of Intangibles in the third quarter of fiscal year 2017 increased 14% to $6.8 million, or 22% excluding the favorable impact of foreign exchange, mainly driven by the Atypon acquisition ($1 million).

Contribution to Profit:

Contribution to Profit for the third quarter of fiscal year 2017 increased 19% to $52.5 million, or 17% excluding the unfavorable impact of foreign exchange and Restructuring Charges. Higher revenue was partially offset by higher direct expenses; higher allocated shared services costs and the unfavorable impact of foreign exchange translation ($1 million). The increase in allocated shared service costs principally reflected higher technology and customer service costs to support new business growth.  Contribution Margin was 25.5% compared to 23.9% in the prior year period.

Society Partnerships
•	No new society journals were signed in the third quarter of fiscal year 2017
•	78 renewals/extensions were signed with approximately $57 million in combined annual revenue
•	5 journal contacts were not renewed with annual revenue of approximately $1 million

	For the Three Months
	Ended January 31,			% change
PUBLISHING:	2017	2016	% change	w/o FX (a)
Revenue:
STM and Professional Publishing	$76,899	$90,830	-15%	-12%
Education Publishing	50,343	69,502	-28%	-27%
Total Books and Reference Material	$127,242	$160,332	-21%	-18%

Course Workflow (WileyPLUS)	23,464	21,894	7%	7%
Online Test Preparation and Certification	8,508	6,627	28%	29%
Licensing, Distribution, Advertising and Other	12,226	11,792	4%	7%

Total Revenue	$171,440	$200,645	-15%	-13%

Cost of Sales	53,258	60,523	-12%	-10%

Gross Profit	$118,182	$140,122	-16%	-14%
Gross Profit Margin	68.9%	69.8%

Direct Expenses	(36,447)	(40,595)	-10%	-8%
Amortization of Intangibles	(2,264)	(2,804)	-19%	-12%
Allocated Shared Services	(39,637)	(45,402)	-13%	-11%
Restructuring Charges (see Note 7)	(1,027)	(4,121)

Contribution to Profit	$38,807	$47,200	-18%	-21%
Contribution Margin	22.6%	23.5%

(a) Adjusted to exclude the fiscal year 2017 and 2016 Restructuring Charges

Revenue:

Publishing revenue for the third quarter of fiscal year 2017 decreased 15% to $171.4 million, or 13% excluding the unfavorable impact of foreign exchange ($4 million), reflecting lower book revenue partially offset by Course Workflow, Online Test Preparation and Certification and other publishing revenue.

The decline in Books and Reference Materials was mainly driven by softness in the book market ($30 million) including  higher than expected sales returns in Education ($2 million).  Prior year results included a large one-time digital book sale ($4 million). Education books continue to be impacted by rental and other market forces, while STM and Professional Books saw a continued decline in print revenue demand. Growth in Course Workflow reflected continued focus on digital course workflow with particular growth in accounting courses. Online Test Preparation and Certification growth was mainly driven by proprietary sales of the Company’s new college entrance examination ACT test-preparation products and other professional test certification products. Licensing, Distribution, Advertising and Other growth was principally driven by licensing of intellectual property rights.

Revenue by Region is as follows (in millions):
	For the Three Months
	Ended January 31,		% of	% change
PUBLISHING:	2017	2016	Revenue	w/o FX
Revenue by Region:
Americas	$111.7	$128.5	65%	-13%
EMEA	36.4	45.6	21%	-10%
Asia-Pacific	23.3	26.5	14%	-14%
Total Revenue	$171.4	$200.6	100%	-13%

Cost of Sales:

Cost of Sales for the third quarter of fiscal year 2017 decreased 12% to $53.3 million, or 10% excluding favorable foreign exchange ($1 million).  Lower sales volume ($7 million) was partially offset by product mix.

Gross Profit:

Gross Profit Margin increased 90 basis points to 68.9% primarily due to product mix.

Direct Expenses and Amortization:

Direct Expenses for the third quarter of fiscal year 2017 decreased 10% to $36.4 million, or 8% excluding the favorable impact of foreign exchange. The reduction was driven by restructuring and other cost savings ($5 million) and favorable foreign exchange translation ($1 million), partially offset by higher accrued incentive compensation ($1 million) and higher other costs ($1 million), principally legal settlements. Amortization of Intangibles in the third quarter of fiscal year 2017 decreased $0.5 million to $2.3 million due to fully amortized acquired publishing rights.

Contribution to Profit:

Contribution to Profit for the third quarter of fiscal year 2017 decreased 18% to $38.8 million, or 21% excluding the unfavorable impact of foreign exchange and Restructuring Charges. Lower Book volume and unfavorable foreign exchange translation ($1 million) were partially offset by lower Restructuring Charges ($3 million); lower allocated technology and distribution shared service costs and restructuring and other cost savings. Contribution Margin was 22.6% compared to 23.5% in the prior year period.

	For the Three Months
	Ended January 31,			% change
SOLUTIONS:	2017	2016	% change	w/o FX (a)
Revenue:
Online Program Management	$30,016	$26,057	15%	15%
Professional Assessment	13,783	13,162	5%	5%
Corporate Learning	15,448	12,961	19%	20%

Total Revenue	$59,247	$52,180	14%	14%

Cost of Sales	10,952	8,909	23%	23%

Gross Profit	$48,295	$43,271	12%	12%
Gross Profit Margin	81.5%	82.9%

Direct Expenses	(31,377)	(29,634)	6%	6%
Amortization of Intangibles	(3,396)	(3,397)	0%	0%
Allocated Shared Services	(8,836)	(8,244)	7%	7%
Restructuring Charges (see Note 7)	(1,095)	(245)

Contribution to Profit	$3,591	$1,751	105%	137%
Contribution Margin	6.1%	3.4%

(a) Adjusted to exclude the fiscal year 2017 and 2016 Restructuring Charges

Revenue:

Solutions Revenue for the third quarter of fiscal year 2017 increased 14% to $59.2 million.

Growth in Online Program Management ($4 million) primarily reflected increased partners generating revenue and higher enrollments than the prior year. As of January 31, 2017, Wiley had 40 partners and 244 degree programs under contract compared to 37 partners and 231 degree programs as of October 31, 2016. Wiley signed 19 new programs in the quarter and retired 6 under contract, 4 of which were non-revenue generating.

Professional Assessment revenue grew 5% driven by increases in both pre-hire and post-hire assessment customers.

The increase in Corporate Learning ($3 million) reflected growth in the core e-learning business, primarily in Europe and the United States.

Revenue by Region is as follows (in millions):
	For the Three Months
	Ended January 31,		% of	% change
SOLUTIONS:	2017	2016	Revenue	w/o FX
Revenue by Region:
Americas	$43.5	$39.2	73%	11%
EMEA	15.7	13.0	27%	22%
Total Revenue	$59.2	$52.2	100%	14%

Cost of Sales:

Cost of Sales for the third quarter of fiscal year 2017 increased $2 million to $11.0 million mainly due to higher volume ($1 million) and content development costs in Corporate Learning ($1 million) to support business growth.

Gross Profit:

Gross Profit Margin declined 140 basis points to 81.5%, principally due to higher content costs to support business growth in Corporate Learning.

Direct Expenses and Amortization:

Direct Expenses increased 6% to $31.4 million in the third quarter of fiscal year 2017. The increase was mainly driven by higher accrued incentive compensation ($2 million), and higher professional fees ($1 million) partially offset by lower recruiting costs principally due to timing ($1 million). Amortization of Intangibles of $3.4 million was flat to prior year.

Contribution to Profit:

Contribution to Profit in the third quarter of fiscal year 2017 was $3.6 million compared to $1.8 million in the prior year. The improvement was mainly driven by revenue growth in all areas, partially offset by higher restructuring charges and increased costs to support new business growth in Online Program Management and Corporate Learning. Contribution Margin was 6.1% compared to 3.4% in the prior year period.

SHARED SERVICES AND ADMINISTRATIVE COSTS:

	For the Three Months
	Ended January 31,			% change
(amounts in thousands)	2017	2016	% change	w/o FX (a)

Distribution and Operation Services	$18,230	$20,075	-9%	-5%
Technology and Content Management	62,535	66,963	-7%	-5%
Finance	11,113	11,468	-3%	-1%
Other Administration	30,536	32,498	-6%	-11%
Restructuring Charges (see Note 7)	6,479	6,850
Total	$128,893	$137,854	-7%	-4%

(a) Adjusted to exclude the fiscal year 2017 and 2016 Restructuring Charges

Shared Services and Administrative Costs in the third quarter of fiscal year 2017 decreased 7% to $128.9 million. The favorable impact of foreign exchange translation decreased Shared Services and Administrative Costs by $3 million. The decrease in Distribution and Operation Services costs mainly reflected lower shipping costs ($1 million) on reduced print book volumes and continued conversion to digital journals. Technology and Content Management decreased mainly due to lower investments in the Company’s Enterprise Resource Planning and related systems ($2 million); lower system development costs and the related depreciation ($1 million); an asset write-off in the prior year ($1 million), partially offset by higher license, maintenance and hosting costs ($1 million). Finance costs were essentially flat as favorable timing of consulting fees were mostly offset by higher employment costs. The reduction in Other Administration Costs was mainly due to higher legal provisions in the prior year ($2 million) partially offset by higher consulting costs ($1 million).

The Company uses occupied square footage of space; number of employees; units shipped; specific identification/activity-based; gross profit; revenue and number of invoices to allocate shared service costs to each business segment.

RESULTS OF OPERATIONS – NINE MONTHS ENDED JANUARY 31, 2017

Throughout this report, references to variances “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses. Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the current period’s volume of activity in local currency for each non-U.S. location. For the nine months of fiscal years 2017 and 2016, the average exchange rates to convert British pounds sterling to U.S. dollars were 1.31 and 1.53, respectively; the average exchange rates to convert euros into U.S. dollars were 1.10 and 1.11, respectively; and the average exchange rates to convert Australian dollars to U.S. dollars were 0.75 and 0.73, respectively. Unless otherwise noted, all variance explanations below are on a currency neutral basis.

Revenue:

Revenue for the first nine months of fiscal year 2017 decreased 2% to $1,266.3 million, but increased 1% excluding the unfavorable impact of foreign exchange. The decline was mainly driven by a continued decline in Publishing ($58 million), mainly print books; the unfavorable impact of foreign exchange ($37 million); and the impact of a large backfile sale in the prior year ($10 million), partially offset by the previously announced transition to time-based digital journal subscriptions for calendar year 2016 ($34 million); higher Solutions revenue ($20 million); other journal subscription growth; and incremental revenue from the recent acquisition of Atypon ($10 million).

As previously announced, the Company transitioned from issue-based to time-based journal subscription agreements for calendar year 2016. The transition to time-based digital journal subscription agreements shifted revenue from fiscal year 2016 to the remainder of calendar year 2016 (fiscal year 2017), which resulted in a favorable impact of approximately $34 million in the first nine months of fiscal year 2017.  The change had no impact on free cash flow.  The Company made these changes to simplify the contracting and administration of digital journal subscriptions.

Cost of Sales and Gross Profit:

Cost of sales for the first nine months of fiscal year 2017 decreased 4% to $341.5 million, or 1% excluding the favorable impact of foreign exchange.  The decrease was mainly driven by lower print book sales volume ($16 million) and foreign exchange translation ($12 million), partially offset by higher accrued royalty costs due to the transition to time-based journal subscription agreements ($5 million); higher Online Program Management instructional design and recruitment costs to support business growth ($5 million); and incremental costs associated with the Atypon acquisition ($4 million).

Gross Profit margin for the first nine months of fiscal year 2017 increased 60 basis points to 73.0% mainly driven by product mix in Research.

Operating and Administrative Expenses:

Operating and administrative expenses for the first nine months of fiscal year 2017 decreased 1% to $729.8 million, but increased 1% excluding the favorable impact of foreign exchange.  The decrease was mainly driven by foreign exchange translation ($19 million); restructuring cost savings ($16 million); one-time benefits related to changes in the Company’s retiree and long-term disability health plans ($4 million), a life insurance recovery ($2 million) in the current year and a disability settlement charge in the prior year ($2 million); and a market gain on nonqualified pension plan assets ($2 million); and lower shipping and handling costs ($2 million).

Partially offsetting these decreases was a charge related to lump-sum payments offered to terminated vested employees within the Company’s U.S. defined benefit pension plans ($9 million); investment in the Company’s Enterprise Resource Planning and related systems ($5 million) and other technology, development and maintenance costs ($8 million); incremental costs associated with the Atypon acquisition ($8 million); higher Research content-related costs to support business growth ($4 million); higher bad debt costs ($2 million); higher professional fees ($2 million); other mainly higher employments costs ($5 million) due to merit and incentive costs.

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

In the first nine months of fiscal years 2017 and 2016,  the Company recorded pre-tax restructuring charges of $15.0 million ($0.17 per share) and $20.8 million ($0.24 per share), respectively, which are described in more detail below.

The following table summarizes the pre-tax restructuring charges (credits) related to the Restructuring and Reinvestment program, which are reflected in Restructuring Charges in the Condensed Consolidated Statements of Income (in thousands):

	For the Nine Months		Cumulative Program
	Ended January 31,		Charges to Date
	2017	2016
Charges by Segment:
Research	$677	$3,363	$18,884
Publishing	1,596	4,380	32,488
Solutions	1,619	385	2,384
Shared Services	11,153	12,704	85,878
Total	$15,045	$20,832	$139,634

Charges (Credits) by Activity:
Severance	$7,999	$14,965	$87,203
Process Reengineering Consulting	16	7,191	18,683
Other Activities	7,030	(1,324)	33,748
Total	$15,045	$20,832	$139,634

Other Activities reflects leased facility consolidations, contract termination costs and the curtailment of certain defined benefit pension plans. The credits above mainly reflect changes in estimates for previously accrued restructuring charges related to facility lease reserves.

Amortization of Intangibles:

Amortization of intangibles was $37.3 million for both the nine months ended January 31, 2017 and 2016.

Interest Expense/Income, Foreign Exchange and Other:

Interest expense for the first nine months of fiscal year 2017 increased $0.9 million due to an increase in the average borrowing rate from 1.9% to 2.4%, partially offset by lower average debt balances outstanding.

Provision for Income Taxes:

The effective tax rate for the first nine months of fiscal year 2017 was 49.5%, compared to 17.8% in the prior year. The increase was principally due to the unfavorable German court decision described below. Excluding the expense related to that decision, the rate for the first nine months of fiscal year 2017 would have been 13.7%. The rates for the nine month periods, excluding the German court decision, were lower than the prior year’s rates due to non-recurring foreign tax benefits; a favorable earnings mix and a tax-free insurance settlement partially offset by the impact of non-cash deferred tax benefits related to legislation enacted in the United Kingdom (“U.K.”). In the third quarter of fiscal year 2016, the U.K. reduced its statutory rate to 19% beginning April 1, 2017 and 18% beginning April 1, 2020; and in the second quarter of fiscal year 2017, the U.K. further reduced its statutory rate beginning on April 1, 2020, from 18% to 17%.  This resulted in a tax benefit from the re-measurement of the Company’s applicable U.K. deferred tax balances of $5.9 million ($0.10 per share) in the nine months ended January 31, 2016 and $2.6 million ($0.04 per share) in the nine months ended January 31, 2017.

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

In October 2014, the Company received an unfavorable decision from the local finance court, which the Company then appealed in January 2015 to the German Federal Fiscal Court. On September 26, 2016, the Company learned that the court denied the Company’s appeal and its tax position. No further appeals are available.  As a result, the Company forfeited its deposit and incurred an income tax charge of $48 million ($0.82 per share). This one-time predominantly non-cash charge is included in the Company’s income tax expense for the nine month period ending January 31, 2017.

Earnings Per Share:

Earnings per diluted share for the first nine months of fiscal year 2017 was $1.15 per share compared to $1.90 per share in the prior year.  The decrease was mainly driven by the impact of the unfavorable German court tax decision described above ($0.82 per share); lower Publishing revenue; the impact of a large backfile sale in the prior year ($0.10 per share); a one-time charge related to to the Pension Plan Settlement ($0.09 per share); lower non-cash deferred tax benefits related to changes in U.K. corporate income tax rates ($0.06 per share); technology investments in the Company’s internal systems including the Company’s Enterprise Resource Planning system ($0.18 per share); and the unfavorable impact of foreign exchange translation ($0.05 per share).

Partially offsetting the decreases were the impact of the transition to time-based digital journal subscription agreements ($0.38 per share); one-time tax benefits ($0.12 per share); restructuring and other cost savings; lower restructuring charges in the current year ($0.07 per share); and favorable employment cost reductions.  The favorable employment cost reductions include the benefit for changes in the Company’s retiree and long-term disability health plans ($0.07 per share) and a life insurance recovery in the current year ($0.02 per share) and a disability settlement charge in the prior year ($0.03 per share).

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

	For the Nine Months
	Ended January 31,			% change
RESEARCH:	2017	2016	% change	w/o FX (a)
Revenue:
Journal Subscriptions	$472,401	$450,970	5%	9%
Author-Funded Access	21,851	18,301	19%	27%
Licensing, Reprints, Backfiles, and Other	114,295	126,661	-10%	-5%
Total Journal Revenue	$608,547	$595,932	2%	6%

Platform Services (Atypon)	10,440	-

Total Revenue	$618,987	$595,932	4%	8%

Cost of Sales	157,818	157,375	0%	5%

Gross Profit	$461,169	$438,557	5%	9%
Gross Profit Margin	74.5%	73.6%

Direct Expenses	(156,068)	(147,057)	6%	11%
Amortization of Intangibles	(19,516)	(18,522)	5%	13%
Allocated Shared Services	(111,673)	(98,258)	14%	16%
Restructuring Charges (See Note 7)	(677)	(3,363)

Contribution to Profit	$173,235	$171,357	1%	4%
Contribution Margin	28.0%	28.8%

(a) Adjusted to exclude the fiscal year 2017 and 2016 Restructuring Charges

Revenue:

Research revenue for the first nine months of fiscal year 2017 increased 4% to $619.0 million, or 8% excluding the unfavorable impact of foreign exchange.  The increase was mainly driven by Journal Subscriptions ($40 million); incremental revenue from the recent acquisition of Atypon ($10 million); and Author-Funded access growth ($5 million), partially offset by the unfavorable impact of foreign exchange translation ($26 million) and a decline in Licensing, Reprints, Backfiles and Other ($6 million).

As previously announced, the Company transitioned from issue-based to time-based journal subscription agreements for calendar year 2016.  The transition to time-based digital journal subscription agreements shifted revenue from fiscal year 2016 to the remainder of calendar year 2016 (fiscal year 2017), which resulted in a favorable impact revenue of approximately $34 million in the first nine months of fiscal year 2017.  The change had no impact on free cash flow.  The Company made these changes to simplify the contracting and administration of digital journal subscriptions.

The increase in Journal Subscription revenue was driven by the transition to time-based digital journal subscriptions ($34 million) and growth due to new titles ($6 million), partially offset by the unfavorable impact of foreign exchange translation ($19 million). Excluding the transition to time-based revenue, subscription growth was 1% on a currency neutral basis.  Author funded access growth was driven by new titles and increased business ($5 million) with particularly strong growth associated with the Journal of the American Heart Association, partially offset by the unfavorable impact of foreign exchange translation ($1 million). The decrease in Licensing, Reprints, Backfiles, and Other was driven by lower backfile revenue ($8 million), mainly a large backfile sale in the prior year ($10 million); lower journal reprint ($2 million) and advertising revenue ($2 million); and the unfavorable impact of foreign exchange translation ($6 million), partially offset by higher revenue from the licensing of intellectual content ($4 million) and individual journal article sales ($1 million).

Platform Services ($10 million) reflects revenue from the Company’s recent acquisition which closed on September 30, 2016.  Platform Services includes publishing-software and services that enable scholarly and professional societies and publishers to deliver, host, enhance, market and manage their content on the web.  In addition to providing its customers with dedicated technology resources, Atypon provides subscription licenses to its platform, Literatum, through contracts over one to five years in duration.  Revenue is recognized evenly over the subscription period.

Revenue by Region is as follows (in millions):
	For the Nine Months
	Ended January 31,		% of	% change
RESEARCH:	2017	2016	Revenue	w/o FX
Revenue by Region
Americas	$259.4	$227.4	42%	15%
EMEA	333.1	341.8	54%	5%
Asia-Pacific	26.5	26.7	4%	-4%
Total Revenue	$619.0	$595.9	100%	8%

Cost of Sales:

Cost of Sales for the first nine months of fiscal year 2017 of $157.8 million was flat with the prior year, but increased 5% excluding the favorable impact of foreign exchange.  The favorable impact of foreign exchange translation ($8 million); lower inventory costs due to print run initiatives and increased digital products ($2 million); and other ($2 million), mainly favorable product mix; were offset by higher accrued royalty costs due to the transition to time-based digital journal subscription agreements ($5 million); incremental costs associated with the Atypon acquisition ($4 million); higher royalty costs due to society title growth ($2 million); and higher journal sales volume ($1 million).

Gross Profit:

Gross Profit Margin increased 90 basis points to 74.5% due to lower journal inventory costs (40 basis points) and other (50 basis points), mainly product mix.

Direct Expenses and Amortization:

Direct Expenses for the first nine months of fiscal year 2017 increased 6% to $156.1 million, or 11% excluding the favorable impact of foreign exchange. The increase was mainly driven by incremental costs associated with the Atypon acquisition ($6 million); higher content-related costs to support business growth ($4 million); higher employment costs ($3 million), mainly merit increases and headcount; timing of travel and related business expenses ($1 million); and other ($2 million), mainly higher selling costs, bad debt and professional fees partially offset by the favorable impact of foreign exchange translation ($7 million).  Amortization of Intangibles in the first nine months of fiscal year 2017 increased 5% to $19.5 million, or 13% excluding the favorable impact of foreign exchange. Higher amortization due to the Atypon acquisition ($1 million) and acquired publishing rights ($1 million) were partially offset by the favorable impact of foreign exchange translation ($1 million).

Contribution to Profit:

Contribution to Profit for the first nine months of fiscal year 2017 increased 1% to $173.2 million, or 4% excluding the unfavorable impact of foreign exchange and the Restructuring Charges. Higher revenue was partially offset by higher direct expenses; allocated shared services costs and the unfavorable impact of foreign exchange translation ($7 million).  The increase in allocated shared service costs principally reflect higher technology costs to support new business growth.  Contribution Margin was 28.0% compared to 28.8% in the prior year period.

Society Partnerships
•	5 new society journals were signed with combined annual revenue of approximately $6 million
•	103 renewals/extensions were signed with approximately $21 million in combined annual revenue
•	10 journals were not renewed with annual revenue of approximately $3 million

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

Atypon Acquisition

On September 30, 2016, the Company acquired the net assets of Atypon Systems, Inc. (“Atypon”), a Silicon Valley-based publishing-software company, for approximately $121 million in cash, net of cash acquired. Atypon is a publishing-software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market and manage their content on the web. Atypon is headquartered in Santa Clara, CA, with approximately 260 employees in the U.S. and EMEA. Atypon provides services through Literatum, an innovative platform that primarily serves the scientific, technical, medical and scholarly industry. This software gives publishers direct control over how their content is displayed, promoted and monetized on the web. Atypon generated over $31 million in calendar year 2015 revenue. Literatum hosts nearly 9,000 journals, 13 million journal articles and more than 1,800 publication web sites for over 200 societies and publishers, accounting for a third of the world’s English-language scholarly journal articles.

	For the Nine Months
	Ended January 31,			% change
PUBLISHING:	2017	2016	% change	w/o FX (a)
Revenue:
STM and Professional Publishing	$215,734	$251,742	-14%	-12%
Education Publishing	162,669	203,333	-20%	-19%
Total Books and Reference Material	$378,403	$455,075	-17%	-15%

Course Workflow (WileyPLUS)	44,170	41,359	7%	7%
Online Test Preparation and Certification	25,585	21,472	19%	20%
Licensing, Distribution, Advertising and Other	31,543	30,750	3%	6%

Total Revenue	$479,701	$548,656	-13%	-11%

Cost of Sales	150,991	173,371	-13%	-11%

Gross Profit	$328,710	$375,285	-12%	-11%
Gross Profit Margin	68.5%	68.4%

Direct Expenses	(105,207)	(119,825)	-12%	-10%
Amortization of Intangibles	(7,453)	(8,460)	-12%	-8%
Allocated Shared Services	(119,815)	(131,275)	-9%	-7%
Restructuring Charges (see Note 7)	(1,596)	(4,380)

Contribution to Profit	$94,639	$111,345	-15%	-15%
Contribution Margin	19.7%	20.3%

(a) Adjusted to exclude the fiscal year 2017 and 2016 Restructuring Charges

Revenue:

Publishing Revenue for the first nine months of fiscal year 2017 decreased 13% to $479.7 million, or 11% excluding the unfavorable impact of foreign exchange ($11 million) due to lower book revenue, partially offset by Course Workflow, Online Test Preparation and Certification and other publishing revenue.

The decline in Books and Reference Materials was mainly driven by softness in the book market ($67 million) including higher than expected sales returns in Education ($3 million).  Prior year results included a large one-time digital book sale ($4 million). Education books continue to be impacted by rental and other market forces, while STM and Professional Books saw a continued decline in print revenue demand. Growth in Course Workflow ($3 million) reflected continued focus on digital course workflow with particular growth in accounting courses. Online Test Preparation and Certification growth ($4 million) was mainly driven by proprietary sales of the Company’s new college entrance examination ACT test-preparation products and other professional test certification products. Licensing, Distribution, Advertising and Other growth ($2 million) was principally driven by licensing of intellectual property rights.

Revenue by Region is as follows (in millions):
	For the Nine Months
	Ended January 31,		% of	% change
PUBLISHING:	2017	2016	Revenue	w/o FX
Revenue by Region:
Americas	$324.7	$361.9	68%	-10%
EMEA	96.1	119.7	20%	-10%
Asia-Pacific	58.9	67.1	12%	-13%
Total Revenue	$479.7	$548.7	100%	-11%

Cost of Sales:

Cost of Sales for the first nine months of fiscal year 2017 decreased 13% to $151.0 million, or 11% excluding the favorable impact of foreign exchange. Lower sales volume ($16 million); favorable foreign exchange translation ($4 million); and lower inventory provisions due to print reductions ($3 million) contributed to the decrease in costs.

Gross Profit:

Gross Profit Margin as percent of revenue 68.5% was essentially on-par with the prior year period.

Direct Expenses and Amortization:

Direct Expenses for the first nine months of fiscal year 2017 decreased 12% to $105.2 million, or 10% excluding the favorable impact of foreign exchange. The reduction was driven by restructuring savings ($13 million); favorable foreign exchange translation ($2 million) and lower performance incentive costs ($1 million) partially offset by higher bad debt costs ($1 million). Amortization of Intangibles decreased $1.0 million to $7.5 million in the first nine months of fiscal year 2017 mainly due to fully amortized acquired publishing rights.

Contribution to Profit:

Contribution to Profit for the first nine months of fiscal year 2017 decreased 15% to $94.6 million, both including and excluding the impact of foreign exchange and Restructuring Charges. Lower print book revenue and the unfavorable impact of foreign exchange translation ($2 million) was partially offset by restructuring and other cost savings; lower allocated distribution and occupancy shared service costs and lower Restructuring Charges. The reduction in allocated share service costs reflects lower distribution costs due to volume and lower occupancy costs due to restructuring. Contribution Margin was 19.7% compared to 20.3% in the prior year period.

Collaborations:

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

	For the Nine Months
	Ended January 31,			% change
SOLUTIONS:	2017	2016	% change	w/o FX (a)
Revenue:
Online Program Management	$81,195	$69,754	16%	16%
Professional Assessment	43,451	42,196	3%	3%
Corporate Learning	42,995	36,198	19%	19%

Total Revenue	$167,641	$148,148	13%	13%

Cost of Sales	$32,648	$25,611	27%	28%

Gross Profit	$134,993	$122,537	10%	10%
Gross Profit Margin	80.5%	82.7%

Direct Expenses	(88,160)	(87,029)	1%	1%
Amortization of Intangibles	(10,352)	(10,269)	1%	1%
Allocated Shared Services	(25,765)	(24,694)	4%	4%
Restructuring Charges (see Note 7)	(1,619)	(385)

Contribution to Profit	$9,097	$160	-	-
Contribution Margin	5.4%	0.1%

(a) Adjusted to exclude the fiscal year 2017 and 2016 Restructuring Charges

Revenue:

Solutions Revenue for the first nine months of fiscal year 2017 increased 13% to $167.6 million.

Growth in Online Program Management ($11 million) primarily reflects increased partners generating revenue, new programs and higher enrollments than the prior year. As of January 31, 2017, Wiley had 40 partners and 244 degree programs under contract compared to 37 partners and 231 degree programs as of October 31, 2016. Wiley signed 19 new programs in the quarter and retired 6 under contract, 4 of which were non-revenue generating.

Professional Assessment revenue growth ($1 million) was driven increased post-hire assessment revenue ($3 million) partially offset by a decline in pre-hire assessment revenue ($2 million) following portfolio actions to optimize longer-term profitable growth.

The increase in Corporate Learning ($7 million) reflected growth in the core e-learning business, primarily in Europe and the United States.

Revenue by Region is as follows (in millions):
	For the Nine Months
	Ended January 31,		% of	% change
SOLUTIONS:	2017	2016	Revenue	w/o FX
Revenue by Region:
Americas	$123.6	$111.7	74%	11%
EMEA	44.0	36.4	26%	21%
Total Revenue	$167.6	$148.1	100%	13%

Cost of Sales:

Cost of Sales for the first nine months of fiscal year 2017 increased 27% to $32.6 million, or 28% excluding the favorable effect of foreign exchange. The increase was mainly due related to higher instructional design and student recruiting costs in Online Program Management ($5 million) and content development costs in Corporate Learning ($2 million) to support business growth.

Gross Profit:

Gross Profit Margin declined 220 basis points to 80.5% principally due to higher content and employment costs to support new business growth in Corporate Learning and Online Program Management.

Direct Expenses and Amortization:

Direct Expenses increased 1% to $88.2 million in the first nine months of fiscal year 2017. The increase was mainly driven by higher employment costs to support business growth in Corporate Learning and Online Program Management ($3 million), higher professional fees ($1 million), partially offset by lower recruiting costs due to timing and efficiencies achieved in Online Program Management ($3 million). Amortization of Intangibles of $10.4 million was flat to prior year.

Contribution to Profit (Loss):

Contribution to Profit was a $9.1 million profit for the first nine months of fiscal year 2017 compared to a $0.2 million in the prior year. The improvement was mainly driven by revenue growth in all areas, partially offset by investment to support new business growth in Online Program Management and Corporate Learning. Contribution Margin was 5.4% compared to a 0.1% in the prior year period.

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

Collaborations:

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

SHARED SERVICES AND ADMINISTRATIVE COSTS:
	For the Nine Months
	Ended January 31,			% change
(amounts in thousands)	2017	2016	% change	w/o FX (a)

Distribution and Operation Services	$56,939	$59,939	-5%	-1%
Technology and Content Management	199,758	190,579	5%	7%
Finance	34,614	34,778	0%	2%
Other Administration	80,187	94,296	-15%	-15%
Restructuring Charges (see Note 7)	11,153	12,704
Pension Settlement	8,842	-
Total	$391,493	$392,296	0%	3%

(a) Adjusted to exclude the fiscal year 2017 and 2016 Restructuring Charges

Shared Services and Administrative Costs for the first nine months of fiscal year 2017, which included a one-time pension settlement adjustment ($9 million) recorded in the second quarter of fiscal year 2017, were down slightly to $391.5 million. The Company announced a voluntary, limited-time opportunity for terminated vested employees who were participants in the U.S. defined benefit retirement plan to elect a single lump sum payment of accumulated benefits. The aggregate amount of payments under this one time election was $28.3 million, which was paid from Pension Plan assets in October 2016.

The favorable impact of foreign exchange translation decreased Shared Services and Administrative Costs by $9 million. Distribution and Operation Services costs were essentially flat reflecting lower shipping costs ($2 million) on reduced print book volumes and continued conversion to digital journals, mostly offset by higher process consulting fees ($1 million) and higher employment costs ($1 million). Technology and Content Management increased mainly due to incremental investments in the Company’s Enterprise Resource Planning and related systems ($5 million); incremental Atypon costs ($2 million), higher system development costs and the related depreciation ($5 million); higher license, maintenance and hosting costs ($3 million); partially offset by restructuring and other cost savings ($2 million). Other Administration Costs decreased ($12 million) mainly due to one-time benefits related to changes in the Company’s retiree and long-term disability health plans ($4 million); a life insurance recovery settlement in the current year ($2 million); a disability settlement charge in the prior year ($2 million); higher legal provisions in the prior year ($2 million) and restructuring cost savings ($2 million).

The Company uses occupied square footage of space; number of employees; units shipped; specific identification/activity-based; gross profit; revenue and number of invoices to allocate shared service costs to each business segment.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Cash and Cash Equivalents balance was $482.3 million at the end of the third quarter of fiscal year 2017, compared with $535.9 million a year earlier.  Cash Provided by Operating Activities in the first nine months of fiscal year 2017 increased $112.5 million over the first nine months of fiscal year 2016 to $229.3 million principally due to the timing of journal subscription cash collections mainly driven by the acceleration of renewals for calendar year 2017 ($71 million); higher cash earnings; lower payments related to the Company’s restructuring programs ($9 million); and lower income tax payments ($9 million), partially offset by higher incentive compensation payments ($5 million).

Cash Used for Investing Activities in the first nine months of fiscal year 2017 was $261.7 million compared to $115.6 million in the prior year. In the first nine months of fiscal year 2017, the Company invested $152.1 million in acquisitions, compared to $18.0 million in the prior year.  The first nine months of fiscal year 2017 include the acquisitions of Atypon ($121 million) and Ranku, net of cash acquired.  Other acquisitions in both periods reflect the acquisition of publication rights for society journals.  Composition spending was $27.4 million in the first nine months of fiscal year 2017 compared to $28.6 million in the prior year. Cash used for technology, property and equipment was $82.3 million in the first nine months of fiscal year 2017 compared to $69.0 million in the prior year.  The increase mainly reflects capital spending related to the renovation of the Company’s headquarters ($18 million) and increased spend on ERP and related systems ($1 million), partially offset by lower capital spending on other computer software ($6 million).

Cash Provided by Financing Activities was $179.5 million in the first nine months of fiscal year 2017 compared to $100.1 million in the prior year. During the first nine months of fiscal year 2017, net debt borrowings were $260.7 million compared to $214.6 million in the prior year. The Company’s net debt (debt less cash and cash equivalents) decreased $45.5 million from the prior year to $383.4 million.

During the first nine months of fiscal year 2017, the Company repurchased 670,460 shares of common stock at an average price of $52.74 compared to 1,216,098 shares at an average price of $49.09 in the prior year.  In the first quarter of fiscal year 2017, the Company increased its quarterly dividend to shareholders by 3% to $0.31 per share versus $0.30 per share in the prior year. Higher proceeds from the exercise of stock options mainly reflect a higher volume of stock option exercises in the first six months of fiscal year 2017 compared to the prior year.

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

Cash and Cash Equivalents held outside the U.S. were approximately $459 million as of January 31, 2017. The balances in equivalent U.S. dollars were comprised primarily of pound sterling ($381 million), euros ($27 million), Singapore dollars ($11 million), Australian dollars ($10 million), U.S. dollars ($6 million), and other ($24 million). Maintenance of these cash and cash equivalent balances outside the U.S. does not have a material impact on the liquidity or capital resources of the Company’s global, including U.S., operations. Cash and cash equivalent balances outside the U.S. may be subject to U.S. taxation, if repatriated. The Company intends to reinvest cash outside the U.S. except in instances where repatriating such earnings would result in no additional income tax.  Accordingly, the Company has not accrued for U.S. income tax on the repatriation of non-U.S. earnings.  It is not practical to determine the U.S. income tax liability that would be payable if such cash and cash equivalents were not indefinitely reinvested.

As of January 31, 2017, the Company had approximately $866 million of debt outstanding and approximately $241 million of unused borrowing capacity under its Revolving Credit and other facilities. The Company believes that its operating cash flow, together with its revolving credit facilities and other available debt financing, will be adequate to meet its operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair its ability to access these markets on terms commercially acceptable.  The Company does not have any off-balance-sheet debt.

The Company’s working capital can be negative due to the seasonality of its businesses. The primary driver of the negative working capital is unearned deferred revenue related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by the Company for a number of purposes including acquisitions; debt repayments; funding operations; dividend payments; and purchasing treasury shares. The deferred revenue will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of January 31, 2017 include $403.3 million of such deferred subscription revenue for which cash was collected in advance.

Projected capital spending for Technology, Property and Equipment and Composition for fiscal year 2017 is forecast to be approximately $110 million and $40 million, respectively. The increase in fiscal year 2017 Technology, Property and Equipment projected spending is mainly driven by investment in new enterprise resource systems to enable future operating efficiency gains and spending to transform the Company’s Hoboken headquarters to enable consolidation and productivity gains. Projected spending for author advances, which is classified as an operating activity, for fiscal year 2017 is forecast to be approximately $110 million.

As discussed in more detail in Note 11 “Income Taxes”, in the first nine months of fiscal year 2017, the Company received an unfavorable decision from the German Federal Fiscal Court that resulted in the forfeiture of cumulative deposits made by the Company to German tax authorities of approximately 56.6 million euros (approximately $61.7 million).  The deposits were included in the Income Tax Deposits line item in the Condensed Consolidated Statements of Financial Position and are no longer reimbursable to the Company.

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

Interest Rates

The Company had $865.7 million of variable rate loans outstanding at January 31, 2017, which approximated fair value.

On April 4, 2016, the Company entered into a forward starting interest rate swap agreement which fixed a portion of the variable interest due on a variable rate debt renewal on May 16, 2016. Under the terms of the agreement, the Company pays a fixed rate of 0.92% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a three-year period ending May 15, 2019. As of January 31, 2017, the notional amount of the interest rate swap was $350.0 million.

It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.  During the nine months ended January 31, 2017, the Company recognized losses on its hedge contracts of approximately $1.1 million, which are reflected in Interest Expense in the Condensed Consolidated Statements of Income.  At January 31, 2017, the fair value of the outstanding interest rate swaps was a deferred gain of $3.4 million. Based on the maturity dates of the contract, the entire deferred gain of $3.4 million was recorded in Other Long-Term Assets. On an annual basis, a hypothetical one percent change in interest rates for the $515.7 million of unhedged variable rate debt as of January 31, 2017 would affect net income and cash flow by approximately $3.2 million.

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

The Company’s significant investments in non-U.S. businesses are exposed to foreign currency risk. Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment.  During the three and nine months ended January 31, 2017, the Company recorded foreign currency translation gains (losses) in Other Comprehensive Income of approximately $7.8 million and ($62.7) million, respectively. The gains and (losses) for the three and nine months ended January 31, 2017 were primarily as a result of the weakening and (strengthening) of the U.S. dollar relative to the British pound sterling, respectively.

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

The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Gains and Losses on the Condensed Consolidated Statements of Income, and carried at their fair value on the Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Gains and Losses. As of January 31, 2017, the Company maintained one open forward contract with a notional amount of 274 million pounds sterling, which was entered into to manage foreign currency exposure on an intercompany loan. During the nine months ended January 31, 2017, the Company did not designate any forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities. As of January 31, 2017, the fair value of the open forward exchange contract was a gain of approximately $54.5 million and recorded within the Prepaid and Other current assets in the Condensed Consolidated Statements of Financial Position. The fair value was measured on a recurring basis using Level 2 inputs. For the three and nine months ended January 31, 2017, the forward contracts recognized a loss of $11.5 million and a gain of $53.2 million, respectively.

Sales Return Reserves

The estimated allowance for print book sales returns is based upon historical return patterns, as well as current market trends in the businesses in which we operate. Associated with the estimated sales return reserves, the Company also includes a related reduction in inventory and royalty costs as a result of the expected returns.

Net print book sales return reserves amounted to $35.1 million, $30.2 million and $19.9 million as January 31, 2017 and 2016, and April 30, 2016, respectively. The reserves are reflected in the following accounts of the Condensed Consolidated Statements of Financial Position – increase (decrease):

	January 31, 2017	January 31, 2016	April 30, 2016
Accounts Receivable	$(50,323)	$(44,546)	$(29,447)
Inventories	7,032	7,250	4,924
Accounts and Royalties Payable	(8,192)	(7,051)	(4,662)
Decrease in Net Assets	$(35,098)	$(30,245)	$(19,861)

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

The Company’s book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 9% of total annual consolidated revenue and 17% of accounts receivable at January 31, 2017, the top 10 book customers account for approximately 18% of total annual consolidated revenue and approximately 42% of accounts receivable at January 31, 2017.

The European Union, Canada and United States have imposed sanctions on business relationships with Iran, including restrictions on financial transactions and prohibitions on direct and indirect trading with listed “designated persons.”  In the first nine months of fiscal year 2017, the Company recorded revenue and net profits of approximately $3.1 million and $0.7 million, respectively, related to the sale of scientific and medical content to certain publicly funded universities, hospitals and institutions that meet the definition of the “Government of Iran” as defined under section 560.304 of title 31, Code of Federal Regulations.  The Company has assessed its business relationship and transactions with Iran and believes it is in compliance with the regulations governing the sanctions. The Company intends to continue in these or similar sales as long as they continue to be consistent with all applicable sanction-related regulations.

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

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no significant developments related to legal proceedings during the third quarter of fiscal year 2017.  For information regarding legal proceedings, see the Company’s Form 10-K for the fiscal year ended April 30, 2016 Note 15 Commitment and Contingencies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of fiscal year 2017, the Company made the following purchases of Class A Common Stock under its stock repurchase program:
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program
November 2016	-	-	-	331,576
December 2016	200,000	55.15	200,000	131,576
January 2017	55,200	55.13	55,200	76,376
Total	255,200	55.14	255,200

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

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

101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB – XBRL Taxonomy Extension Label Linkbase Document*

101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF – XBRL Taxonomy Extension Definition Linkbase Document*

(b)      The following reports on Form 8-K were submitted to the Securities and Exchange Commission since the filing of the Company’s 10-Q on December 12, 2016:

i.	Announcement of the retirement of the Senior Vice President, Corporate Controller and Chief Accounting Officer issued on Form 8-K filed February 27, 2017.

ii.	Announcement of the appointment of the Senior Vice President, Corporate Controller and Chief Accounting Officer issued on Form 8-K filed March 3, 2017.

iii.	Earnings release on the third quarter fiscal year 2017 results issued on Form 8-K dated March 7, 2017 which included the condensed consolidated financial statements of the Company.

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

Dated: March 10, 2017