Form 10-K
WILEY JOHN & SONS, INC.
filed 2017-06-29
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

[x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  April 30, 2017

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

Yes |    |      No |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, October 31, 2016, was approximately $2,337.0 million. The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s Class A and Class B Common Stock as of May 31, 2017 was 48,026,741 and 9,173,093 respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on September 28, 2017, are incorporated by reference into Part III of this Form 10-K.

JOHN WILEY AND SONS, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 30, 2017

PART I

Item 1.	Business

The Company, founded in 1807, was incorporated in the state of New York on January 15, 1904. As used herein the term “Company” means John Wiley & Sons, Inc., and its subsidiaries and affiliated companies, unless the context indicates otherwise.

The Company is a global research and learning company. Through the Research segment, the Company provides scientific, technical, medical, and scholarly journals, as well as related content and services, to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. The Publishing segment provides scientific, professional, and education books and related content in print and digital formats, as well as test preparation services and course workflow tools, to libraries, corporations, students, professionals, and researchers.  The Solutions segment provides online program management services for higher education institutions and learning, development, and assessment services for businesses and professionals. The Company’s operations are primarily located in the United States (“U.S.”), Canada, United Kingdom (“U.K.”), Germany, Singapore and Australia.

Further description of the Company’s business is incorporated herein by reference in the Management’s Discussion and Analysis section of this 10-K.

Employees

As of April 30, 2017, the Company employed approximately 5,100 persons on a full-time equivalent basis worldwide.

Financial Information About Business Segments

The note entitled “Segment Information” of the Notes to Consolidated Financial Statements and pages 18 through 55 of the Management’s Discussion and Analysis section of this Form 10-K are incorporated herein by reference.

Financial Information About Foreign and Domestic Operations and Export Sales

The note entitled “Segment Information” of the Notes to Consolidated Financial Statements and pages 18 and 55 of the Management’s Discussion and Analysis section of this Form 10-K are incorporated herein by reference.

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

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995:

This Form 10-K for the year ended April 30, 2017 contains certain forward-looking statements concerning the Company’s operations, performance and financial condition. In addition, the Company provides forward-looking statements in other materials released to the public as well as oral forward-looking information. Statements which contain the words anticipate, expect, believes, estimate, project, forecast, plan, outlook, intend and similar expressions constitute forward-looking statements that involve risk and uncertainties. Reliance should not be placed on forward-looking statements, as actual results may differ materially from those in any forward-looking statements.

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

Employment Costs and Expenses

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

The Company’s book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 8% of total consolidated revenue and 15% of accounts receivable at April 30, 2017, the top 10 book customers account for approximately 14% of total consolidated revenue and approximately 28% of accounts receivable at April 30, 2017.  The Company maintains approximately $25 million of trade credit insurance, subject to certain limitations, covering balances due from certain named customers which expires in May 2018.

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

The scientific research publishing industry generates much of its revenue from paid customer subscriptions to online and print journal content. There is debate within government, academic and library communities whether such journal content should be made available for free, immediately or following a period of embargo after publication, referred to as “open access”. For instance, certain governments and privately held funding bodies have implemented mandates that require journal articles derived from government-funded research to be made available to the public at no cost after an embargo period. Open access can be achieved in two ways: Green, which enables authors to publish articles in subscription based journals and self–archive the author accepted version of the article for free public use after an embargo period, and Gold, which enables authors to publish their articles in journals that provide immediate free access to the final version of the article on the publisher’s website, and elsewhere under permissive licensing terms, following payment of an Article Publication Charge (“APC”). These mandates have the potential to put pressure on subscription-based publications. If such regulations are widely implemented the Company’s operating results could be adversely affected. To date, the majority of governments that have taken a position on open access have favored the green model and have generally specified embargo periods of twelve months. The publishing community generally takes the view that this period should be sufficient to protect subscription revenues provided that publishers’ platforms offer sufficient added value to the article. Governments in Europe have been more supportive of the gold model, which thus far is generating incremental revenue for publishers with active open access programs. A number of European administrations are showing interest in a business model which combines the purchasing of subscription content with the purchase of open access publishing for authors in their country. This development removes an element of risk by fixing revenues from that market, provided that the terms, price, and rate of transition negotiated are acceptable.

Business Transformation and Restructuring

The Company continues to transform its business from a traditional publishing model to being a global provider of content-enabled solutions with a focus on digital products and services. The acquisitions of Deltak.edu, LLC (“Deltak”), Inscape Holdings, Inc. (“Inscape”), Profiles International (“Profiles”) and CrossKnowledge Group Limited (“CrossKnowledge”), comprise the Company’s Solutions reporting segment and, along with Atypon Systems, Inc. (“Atypon”) in our Research segment, which was acquired in September 2016, represent examples of strategic initiatives that were implemented as part of the Company’s business transformation. The Company will continue to explore opportunities to develop new business models and enhance the efficiency of its organizational structure. The rapid pace and scope of change increases the risk that not all of our strategic initiatives will deliver the expected benefits within the anticipated timeframes. In addition, these efforts may somewhat disrupt the Company’s business activities which could adversely affect its operating results.

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

Outsourcing of Business Processes

The Company has outsourced certain business functions, principally in technology, content management; printing; manufacturing; warehousing; fulfillment; distribution; returns processing; and certain other transactional processing functions, to third-party service providers to achieve cost savings and efficiencies. If these third-party service providers do not perform effectively, the Company may not be able to achieve the expected cost savings and depending on the function involved, may experience business disruption or processing inefficiencies, all with potential adverse effects on the Company’s operating results.

Introduction of New Technologies, Products and Services

The Company must continue to invest in technology and other innovations to adapt and add value to its products and services to remain competitive. This is particularly true in the current environment where investment in new technology is ongoing and there are rapid changes in the products competitors are offering, the products our customers are seeking and our sales and distribution channels.  In some cases, investments will take the form of internal development; in others, they may take the form of an acquisition.  There are uncertainties whenever developing or acquiring new products and services, and it is often possible that such new products and services may not be launched or if launched, may not be profitable or as profitable as existing products and services.

Demand for Digital and Lower Cost Books

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

As the market has shifted to digital products, customer expectations for lower priced products has increased due to customer awareness of reductions in production costs and the availability of free or low-cost digital content and products.  As a result, there has been pressure to sell digital versions of products at prices below their print versions.  Increased customer demand for lower prices could reduce the Company’s revenue.

The Company publishes educational content for undergraduate, graduate and advanced placement students, lifelong learners and in Australia secondary school students. Due to growing student demand for less expensive textbooks, many college bookstores, online retailers and other entities offer used or rental textbooks to students at lower prices than new textbooks. The internet has made the used and rental textbook markets more efficient and has significantly increased student access to used and rental books.  Further expansion of the used and rental book markets could further adversely affect the Company’s sales of print textbooks, adversely affecting its results of operations and financial condition.

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

We are continually improving and upgrading our computer systems and software.  We are in the process of implementing a new Enterprise Resource Planning (“ERP”) system as part of a multi-year plan to integrate and upgrade our operational and financial systems and processes. As of April 30, 2017, we have completed the implementation of record-to-report, purchase-to-pay and several other business processes within all locations and will continue to roll out additional processes and functionality of the ERP in phases over the next three years. Implementation of a new ERP system involves risks and uncertainties. Any disruptions, delays, or deficiencies in the design or implementation of a new system, could result in increased costs, disruptions in operations or delays in the collection of cash from our customers, as well as have an adverse effect on our ability to timely report our financial results, all of which could materially adversely affect our business, financial condition, and results of operations.

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

Interest Rate and Foreign Exchange Risk

Non-U.S. revenues, as well as our substantial non-U.S. net assets, expose the Company’s results to foreign currency exchange rate volatility. The percentage of Consolidated Revenue for fiscal year 2017 recognized in the following currencies (on an equivalent U.S. dollar basis) were: approximately 54% U.S. dollar; 29% British pound sterling; 8% euro and 9% other currencies. In addition, our interest-bearing loans and borrowings are subject to risk from changes in interest rates. These risks and the measures we have taken to help contain them are discussed in the Market Risk section of this 10-K. The Company from time-to-time uses derivative instruments to hedge such risks. Notwithstanding our efforts to foresee and mitigate the effects of changes in fiscal circumstances, we cannot predict with certainty changes in currency and interest rates, inflation or other related factors affecting our business.

Changes in Tax Laws

The Company is subject to tax laws within the jurisdictions in which it does business. Changes in tax laws could have a material impact on the Company’s financial results. There have been proposals to reform U.S. tax laws that would significantly impact the taxation of non-US earnings and cash of U.S. multinational corporations.  This could have a material impact on the Company’s financial results as most of the Company’s income is earned outside the U.S. There has also been legislation and further proposals in other countries where the Company does business which could impact the Company’s financial results. In addition, the Company is subject to audit by tax authorities and is regularly audited by various tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals and could have a material impact on the Company’s net income, cash flow and financial position.

Business Risk in Developing, Emerging and Other Foreign Markets

The Company sells its products to customers in certain sanctioned and previously sanctioned developing markets where it does not have operating subsidiaries. The Company does not own any assets or liabilities in these markets except for trade receivables. Challenges and uncertainties associated with operating in developing markets has a higher relative risk due to political instability, economic volatility, crime, terrorism, corruption, social and ethnic unrest, and other factors. In fiscal year 2017, the Company recorded revenue and net profits of $3.8 million and $0.6 million, respectively, related to sales to Cuba, Sudan, Syria and Iran. While sales in these markets are not material to the Company’s business results, adverse developments related to the risks associated with these markets may cause actual results to differ from historical and forecasted future operating results.

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

Approximately 15% of Research journal articles are sourced from authors in China. Any restrictions on exporting intellectual property could adversely affect the company’s business and operating results.

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

The Company announced a voluntary, limited-time opportunity for terminated vested employees who are participants in the U.S. Employees’ Retirement Plan of John Wiley & Sons, Inc. (the “Pension Plan”) to request early payment of their entire Pension Plan benefit in the form of a single lump sum payment. Eligible participants who wished to receive the lump sum payment were required to make an election by August 29, 2016. Approximately 780 eligible participants made the election to receive the lump sum totaling $28.3 million which was paid from pension plan assets in October 2016. Settlement accounting rules were applied, which resulted in a plan remeasurement and recognition of a pro-rata portion of unamortized net actuarial loss of $8.8 million which was recorded in Operating and Administrative Expenses in the Consolidated Statements of Income.

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

Valuation of Goodwill and Intangible Assets

At April 30, 2017, the Company had $982.1 million of goodwill and $828.1 million of intangible assets on its balance sheet. The intangible assets are principally comprised of content and publishing rights, customer relationships, and brands and trademarks. Failure to achieve business objectives and financial projections could result in an asset impairment charge, which would result in a non-cash charge to operating expenses. Goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis and also when events or changes in circumstances indicate that impairment may have occurred. Intangible assets with determinable lives are tested for impairment only when events or changes in circumstances indicate that an impairment may have occurred. Determining whether an impairment exists can be difficult as a result of increased uncertainty and current market dynamics, and requires significant management estimates and judgment. In addition, the potential for goodwill impairment is increased during periods of economic uncertainty. An asset impairment charge could have a material adverse effect on the Company’s business, operating results and financial condition.

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

Location	Purpose	Owned or Leased	Approx. Sq. Ft.

United States:

New Jersey	Corporate Headquarters	Leased	401,000
	Office & Warehouse	Leased	185,000

Indiana	Office	Leased	123,000

California	Office	Leased	29,000

Massachusetts	Office	Leased	26,000

Illinois	Office	Leased	52,000

Florida	Office	Leased	58,000

Minnesota	Offices	Leased	22,000

Texas	Offices	Leased	13,000

Colorado	Office	Leased	15,000

International:

Australia	Offices	Leased	48,000

Canada	Office	Leased	12,000

England	Warehouses	Leased	297,000
	Offices	Leased	80,000
	Offices	Owned	70,000

France	Office	Leased	32,000

Germany	Office	Owned	104,000
	Office	Leased	24,000

Jordan	Office	Leased	24,000

Singapore	Offices	Leased	44,000

Russia	Office	Leased	18,000

China	Office	Leased	14,000

Item 3.	Legal Proceedings

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

Item 4.	Mine Safety Disclosures

Not applicable

Executive Officers of the Company

Set forth below are the executive officers of the Company as of April 30, 2017. Each of the officers listed will serve until the next organizational meetings of the Board of Directors of the Company and until each of the respective successors are duly elected and qualified.

MATTHEW S. KISSNER – 63 (succeeded Mark J. Allin as Interim - CEO effective May 8th, 2017)
October 2015 - Chairman of the Board, John Wiley and Sons, Inc. (Director since 2003)

MARK J. ALLIN – 56 (succeeded by Matthew S. Kissner effective May 8th, 2017)
June 2015 - President and Chief Executive Officer and Director, John Wiley and Sons, Inc.

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

JOHN A. KRITZMACHER – 56
July 2013 – Chief Financial Officer and Executive Vice President, Technology and Operations, John Wiley & Sons Inc.
October 2012 - Senior Vice President of Business Operations, Organizational Planning & Structure at WebMD Health Corp
October 2008 - Chief Financial Officer and Executive Vice President of Global Crossing Ltd

ARCHANA SINGH - 47
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

JUDY VERSES – 60
October 2016 – Executive Vice President, Research
October 2011 – President – Global Enterprise and Education, Rosetta Stone Inc.

CHRISTOPHER CARIDI – 50 (succeeded Edward J. Melando effective March 20, 2017)
  March 2017 – Senior Vice President, Corporate Controller and Chief Accounting Officer
  March 2014 – VP Finance, Thomson Reuters
  September 2009 – VP, Controller/Global Head of Accounting Operations, Thomson Reuters

EDWARD J. MELANDO – 61 (succeeded by Christopher Caridi effective March 20, 2017)
Mach 2017 – Senior Vice President, Corporate Controller
January 2013 – Senior Vice President, Corporate Controller– and Chief Accounting Officer – responsible for Financial Reporting, Taxes, and Financial Shared Services.
2002 - Vice President, Corporate Controller– responsible for Financial Reporting, Taxes and the Financial Shared Services.

VINCENT MARZANO – 54
September 2014 – Senior Vice President, Treasurer
September 2006 - Vice President, Treasurer – responsible for global treasury operations, insurable risk management, accounts receivable, and credit and collections.

REED ELFENBEIN – 63
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

CLAY E. STOBAUGH – 59
September 2014 – Executive Vice President & Chief Marketing Officer
October 2013 - Senior Vice President & Chief Marketing Officer
August 2011 – Senior Vice President, Corporate Marketing – responsible for strategic marketing and customer relationship management.

JOHN W. SEMEL – 46
May 2015- Executive Vice President and Chief Strategy Officer- responsible for developing, prioritizing, and implementing strategies that drive business growth.

February 2009 – Senior Vice President, Planning and Development – responsible for global acquisitions and divestitures, strategic investments, strategic planning, corporate alliances and business development.

JOAN O’NEIL - 54
November 2015 – Executive Vice President, Publishing – responsible for leading the Company’s global Publishing business

September 2014 – Senior Vice President and Managing Director, Knowledge Services, Professional Development – responsible for leading the Knowledge Services business within the Professional Development business

May 2013 – Vice President and Managing Director, Business, Finance & Accounting, Professional Development – responsible for leading the global business, finance and accounting programs within Professional Development

January 2011 – Vice President & Group Executive Publisher, Professional/Trade – responsible for the finance and accounting programs within the Professional/Trade business

JEFFREY L. SUGERMAN - 61

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

The Company’s Class A and Class B shares are listed on the New York Stock Exchange under the symbols JWa and JWb, respectively. Dividends per share and the market price range (based on daily closing prices) by fiscal quarter for the past two fiscal years were as follows:

	Class A Common Stock			Class B Common Stock
		Market Price			Market Price
	Dividends	High	Low	Dividends	High	Low
2017
First Quarter	$0.31	$57.78	$47.68	$0.31	$57.41	$47.92
Second Quarter	0.31	58.86	48.40	0.31	58.99	49.66
Third Quarter	0.31	57.75	49.45	0.31	57.69	52.68
Fourth Quarter	0.31	57.35	49.00	0.31	57.14	46.53
2016
First Quarter	$0.30	$58.66	$51.68	$0.30	$58.74	$52.54
Second Quarter	0.30	53.18	48.16	0.30	52.93	48.25
Third Quarter	0.30	54.29	40.29	0.30	53.80	41.25
Fourth Quarter	0.30	50.74	40.21	0.30	50.85	40.18

On a quarterly basis, the Board of Directors considers the payment of cash dividends based upon its review of earnings, the financial position of the Company, and other relevant factors. As of May 31, 2017, the approximate number of holders of the Company’s Class A and Class B Common Stock were 808 and 64 respectively, based on the holders of record.

During the fourth quarter of fiscal year 2017, the Company made the following purchases of Class A Common Stock under its stock repurchase program.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program
February 2017	-	-	-	4,076,376
March 2017	156,097	$53.15	156,097	3,920,276
April 2017	126,631	$52.60	126,631	3,793,648
Total	282,728	$52.88	282,728

Item 6.       Selected Financial Data

For the Years Ended April 30,
Dollars in millions (except per share data)	2017	2016	2015	2014	2013
Revenue	$1,718.5	$1,727.0	$1,822.4	$1,775.2	$1,760.8
Operating Income (a-c)	206.2	188.1	237.7	206.7	199.4
Net Income (a-d)	113.6	145.8	176.9	160.5	144.2
Working Capital (e)	(428.1)	(111.1)	(62.8)	60.1	(32.2)
Deferred Revenue in Working Capital (e)	(436.2)	(426.5)	(372.1)	(385.7)	(363.0)
Total Assets	2,606.2	2,921.1	3,004.2	3,077.4	2,806.4
Long-Term Debt	365.0	605.0	650.1	700.1	673.0
Shareholders’ Equity	1,003.1	1,037.1	1,055.0	1,182.2	988.4
Per Share Data
Earnings Per Share (a-c)
Diluted	$1.95	$2.48	$2.97	$2.70	$2.39
Basic	$1.98	$2.51	$3.01	$2.73	$2.43
Cash Dividends
Class A Common	$1.24	$1.20	$1.16	$1.00	$0.96
Class B Common	$1.24	$1.20	$1.16	$1.00	$0.96

a)
In fiscal years 2017, 2016, 2015, 2014 and 2013, the Company recorded restructuring charges of $13.4 million ($0.15 per share), $28.6 million ($0.32 per share), $28.8 million ($0.34 per share), $42.7 million ($0.48 per share) and $29.3 million ($0.33 per share), respectively, and related impairment charges in fiscal years 2014 and 2013 of $4.8 million ($0.06 per share) and $30.7 million ($0.35 per share), respectively.

b)
In fiscal year 2017, the Company recorded a one-time pension settlement of $8.8 million ($0.09 per share) for terminated vested employees who elected to receive lump sum payments of accumulated benefits.

c)	In fiscal year 2013, the Company recorded a gain, net of losses, on the sale of certain consumer publishing programs of $6.0 million ($0.04 per share).

d)	Certain tax benefits and charges included in fiscal year results are as follows:
•	Fiscal year 2017 includes an unfavorable tax settlement of $49.1 million ($0.85 per share) related to an unfavorable tax ruling in Germany.
•
Fiscal years 2017, 2016, 2014 and 2013, include tax benefits of $2.6 million ($0.04 per share), $5.9 million ($0.10 per share), $10.6 million ($0.18 per share) and $8.4 million ($0.14 per share), respectively, principally associated with consecutive tax legislation enacted in the United Kingdom that reduced the U.K. corporate income tax rates.

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

Item 7.       Management’s Discussion and Analysis of Business, Financial Condition and Results of Operations

The Company is a global research and learning company. Through the Research segment, the Company provides scientific, technical, medical, and scholarly journals, as well as related content and services, to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals.  The Publishing segment provides scientific, professional, and education books and related content in print and digital formats, as well as test preparation services and course workflow tools, to libraries, corporations, students, professionals, and researchers.  The Solutions segment provides online program management services for higher education institutions and learning, development, and assessment services for businesses and professionals. The Company’s operations are primarily located in the United States, Canada, United Kingdom, Germany, Singapore and Australia.

Business growth strategies include driving pricing and volume growth from existing journal and book brands and titles, as well as learning services related to education and professional development; the development of new journal titles or through publishing partnerships; technology and content acquisitions which complement the Company’s existing businesses; designing and implementing new methods of delivering products to our customers; and the development of new products and services.

Business Segments

Research:

Research’s mission is to support researchers, professionals and learners in the discovery and use of research knowledge to help them achieve their goals in research, learning and practice.  Research provides scientific, technical, medical, and scholarly journals, as well as related content and services, to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. Journal publishing areas include the physical sciences and engineering, health sciences, social science and humanities and life sciences. Research also includes the Company’s recent acquisition of Atypon Systems, Inc. (“Atypon”), a publishing software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market and manage their content on the web.  Research customers include academic, corporate, government, and public libraries; funders of research; researchers; scientists; clinicians; engineers and technologists; scholarly and professional societies; and students and professors. The Company’s Research products are sold and distributed globally in digital and print formats through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to professional society members and other customers. Publishing centers include Australia, China, Germany, India, the United Kingdom and the United States. Research accounted for approximately 50% of total Company revenue in fiscal year 2017.

Research revenue by product type includes: Journal Subscriptions; Author-Funded Access; Licensing, Reprints, Backfiles, and Other; and Platform Services (Atypon). The graphs below present Research revenue by product type for fiscal years 2017 and 2016:

Key growth strategies for the Research business include evolving and developing new licensing models for the Company’s institutional customers; developing new open access products and revenue streams; focusing resources on high-growth and emerging markets; and developing new digital products, services and workflow solutions to meet the needs of researchers, authors, societies and corporate customers.

Journals Subscriptions

The Company publishes approximately 1,700 academic research journals. The Company sells journal subscriptions directly through Company sales representatives; indirectly through independent subscription agents; through promotional campaigns; and through memberships in professional societies for those journals that are sponsored by societies. Journal subscriptions, making up approximately 37% of the Company’s consolidated fiscal year 2017 revenue, are primarily licensed through contracts for digital content delivered through the Company’s online platform, Wiley Online Library. Contracts are negotiated by the Company directly with customers or their subscription agents. Licenses range from one to three years in duration and typically cover calendar years. Print journals are generally mailed to subscribers directly from independent printers.  The Company does not own or manage printing facilities.  Subscription revenue is generally collected in advance, and deferred until the Company has fulfilled its obligation to the customer at which time the revenue is earned.

Approximately 50% of Journal Subscription revenue is derived from publishing rights owned by the Company. Publishing alliances also play a major role in Research’s success. Approximately 50% of Journal Subscription revenue is derived from publication rights which are owned by professional societies and published by the Company pursuant to a long-term contract (generally 5-10 years) or owned jointly with a professional society. These society alliances bring mutual benefit, with the societies gaining Wiley’s publishing, marketing, sales and distribution expertise, while Wiley benefits from being affiliated with prestigious societies and their members. Societies that sponsor or own such journals generally receive a royalty and/or other financial consideration. The Company may procure editorial services from such societies on a pre-negotiated fee basis. The Company also enters into agreements with outside independent editors of journals that define the duties of the editors, and the fees and expenses for their services. Contributors of articles to the Company’s journal portfolio transfer publication rights to the Company or a professional society, as applicable. The Company publishes the journals of many prestigious societies, including the American Cancer Society, the American Heart Association, the British Journal of Surgery Society, the European Molecular Biology Organization, the American Anthropological Association, the American Geophysical Union and the German Chemical Society.

Wiley Online Library, the online publishing platform for the Company’s Research segment, delivers integrated access to over 7 million articles from 1,700 journals, as well as 19,000 online books and hundreds of multi-volume reference works, laboratory protocols and databases. Wiley Online Library provides the user with intuitive navigation, enhanced discoverability, expanded functionality and a range of personalization options. Access to abstracts is free; full content is accessible through licensing agreements or as individual article purchases. Large portions of the content are provided free or at nominal cost to nations in the developing world through partnerships with certain non-profit organizations. The Company has announced that it will be migrating from the Wiley Online Library platform to Atypon’s Literatum platform, which it acquired in fiscal year 2017.   Literatum will replace Wiley Online Library starting in calendar year 2018. The Company’s online publishing platforms provide revenue growth opportunities through new applications and business models, online advertising, deeper market penetration and individual sales and pay-per-view options.

The Company transitioned from issue-based to time-based digital journal subscription agreements for calendar year 2016. Under this new model, the Company provides access to all journal content published within a calendar year and recognizes revenue on a straight-line basis over the calendar year. Under the Company’s previous licensing model, a customer subscribed to a discrete number of online journal issues and revenue was recognized as each issue was made available online. The Company made these changes to simplify the contracting and administration of digital journal subscriptions. The change shifted approximately $34 million of revenue from fiscal year 2016 to the remainder of calendar year 2016 (fiscal year 2017). The change had no impact on free cash flow.

Author-Funded Access

Under the Author-Funded Access business model, accepted research articles are published subject to payment of an APC. All Author-Funded Access articles are immediately free to access online. Contributors of Author-Funded Access articles retain many rights and typically license their work under terms that permit re-use.

Author-Funded Access offers authors choices in how to share and disseminate their work, and it serves the needs of researchers who may be required by their research funder to make articles freely accessible without embargo. APCs are typically paid by the individual author or by the author’s funder, and payments are often mediated by the author’s institution. The Company provides specific workflows and infrastructure to authors, funders and institutions to support the requirements of the Author-Funded Access model.

The Company offers two Author-Funded Access publishing models. The first of these is Hybrid Open Access where authors publishing in the majority of the Company’s paid subscription journals are offered, after article acceptance, the opportunity to make their individual research article openly available through the OnlineOpen service upon payment of an APC.

The second Author-Funded Access model offered by the Company is a growing portfolio of fully open access journals, also known as Gold Open Access Journals, in which all accepted articles are published subject to receipt of an APC. All Author-Funded Access articles are subject to the same rigorous peer-review process applied to the Company’s subscription based journals. As with the Company’s subscription portfolio, a number of the Gold Open Access Journals are published under contract for or in partnership with prestigious societies, including the American Geophysical Union, American Heart Association, the European Molecular Biology Organization and the British Ecological Society. The Author-Funded Access portfolio spans life, physical, medical and social sciences and includes a choice of high impact journals and broad scope titles that offer a responsive, author-centred service.

Licensing, Reprints, Backfiles, and Other

Licensing, Reprints, Backfiles, and Other includes advertising, backfile sales, the licensing of publishing rights, journal and article reprints, and individual article sales.  The Company generates advertising revenue from print and online journal subscription products; its online publishing platform, Wiley Online Library; online events such as webinars and virtual conferences; community interest websites such as spectroscopyNOW.com and websites.  A backfile license provides access to a historical collection of Wiley journals, generally for a one-time fee.  The Company also engages with international publishers and receives licensing revenue from photocopies, reproductions, translations, and digital uses of its content.  Journal and article reprints are primarily used by pharmaceutical companies and other industries for marketing and promotional purposes.  Through the Article Select and PayPerView programs, the Company provides fee-based access to non-subscribed journal articles, content, book chapters and major reference work articles. The Company’s Research business is also a provider of content and services in evidence-based medicine (“EBM”). Through the Company’s alliance with The Cochrane Collaboration, the Company publishes The Cochrane Library, a premier source of high-quality independent evidence to inform healthcare decision-making. EBM facilitates the effective management of patients through clinical expertise informed by best practice evidence that is derived from medical literature.

Platform Services (Atypon)

On September 30, 2016, the Company acquired the net assets of Atypon Systems Inc. (“Atypon”), a Silicon Valley-based publishing-software company, for approximately $121 million in cash, net of cash acquired.  Atypon’s Literatum publishing platform serves the scientific, technical, medical and scholarly industry, giving publishers and societies direct control over how their content is displayed, promoted and monetized on the web. Literatum hosts nearly 9,000 journals, 13 million journal articles (accounting for a third of the world’s English-language scholarly articles), and more than 1,800 publication web sites for over 1,500 societies and publishers.  The Literatum platform will accelerate Wiley’s technology roadmap and replace Wiley Online Library starting in calendar year 2018.  Atypon generated over $31 million in calendar year 2015 revenue.

Publishing:

The Company’s Publishing segment acquires, develops and publishes scientific, professional and education books and related content, as well as test preparation services and course workflow tools, to libraries, corporations, students, professionals and researchers. Communities served include business, finance, accounting, workplace learning, management, leadership, technology, behavioral health, engineering/ architecture, science and medicine, and education.  Products are developed in print and digitally for worldwide distribution through multiple channels, including chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, websites, distributor networks and other online applications. Publishing centers include Australia, Germany, India, the United Kingdom and the United States. Publishing accounted for approximately 37% of total Company revenue in fiscal year 2017.

Publishing revenue by product type includes: STM and Professional Books; Education Books; Online Test Preparation and Certification; Course Workflow; and Licensing, Distribution, Advertising and Other. The graphs below present Publishing revenue by product type for fiscal years 2017 and 2016:

Key growth strategies for the Publishing business include developing and acquiring products and services to drive corporate development and professional career development; developing leading brands and franchises; executing strategic acquisitions and partnerships; and innovating digital book formats while expanding their global discoverability and distribution. The Company continues to implement strategies to manage declines in print revenue through cost improvement initiatives and focusing its efforts on growing its digital lines of business.  The Company is performing portfolio reviews and workforce realignment, restructuring and operational excellence initiatives. In certain areas, the Company will explore new formats or promote digital only and in other areas the Company may rationalize its portfolio.  The Company’s approach is to continue to realign its cost structure to help mitigate the revenue decline, sharpen its focus on high performing areas and digital opportunities, and improve operating efficiency.

Books

Book products accounted for approximately 28% of the Company’s consolidated fiscal year 2017 revenue.  Categories include STM (Scientific, Technical, and Medical), Professional and Education Books.

STM books are sold and distributed globally in digital and print formats through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to professional society members, bookstores, online booksellers and other customers.

Professional books, which include business and finance, technology, and other professional categories, as well as the For Dummies brand, are sold to bookstores and online booksellers serving the general public; wholesalers who supply such bookstores; warehouse clubs; college bookstores; individual practitioners; industrial organizations, and government agencies. The Company employs sales representatives who call upon independent bookstores, national and regional chain bookstores and wholesalers. Sales of professional books also result from direct mail campaigns, telemarketing, online access, advertising and reviews in periodicals.

Education textbooks and related supplementary material and digital products are sold primarily to bookstores and online booksellers, serving both for-profit, nonprofit educational institutions (primarily colleges and universities) and direct-to-students. The Company employs sales representatives who call on faculty responsible for selecting books to be used in courses, and on the bookstores that serve such institutions and their students. The textbook business is seasonal, with the majority of textbook sales occurring during the June through August and November through January periods. There are active used and rental textbook markets, which adversely affect the sale of new textbooks.

Book sales are generally made on a returnable basis with certain restrictions. The Company provides for estimated future returns on sales made during the year based on historical return experience and current market trends.

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

In fiscal year 2016, the Company entered into an agreement to outsource its US-based book distribution operations to Cengage Learning, with the continued aim of improving efficiency in its distribution activities and to move to a more variable cost model.  As of April 30, 2017, the Company has only one global warehousing and distribution facility remaining which is in the United Kingdom.

The Company develops content in a digital format that can be used for both digital and print products, resulting in productivity and efficiency savings, and enabling print-on-demand delivery. Book content is available online through Wiley Online Library, WileyPLUS, Wiley Custom Select and other proprietary platforms.  Digital books are delivered to intermediaries including Amazon, Apple and Google, for re-sale to individuals in various industry-standard formats, which are now the preferred deliverable for licensees of all types, including foreign language publishers. Digital books are also licensed to libraries through aggregators. Specialized formats for digital textbooks go to distributors servicing the academic market, and digital book collections are sold by subscription through independent third-party aggregators servicing distinct communities. Custom deliverables are provided to corporations, institutions and associations to educate their employees, generate leads for their products, and extend their brands. Content from digital books is also used to create online articles, mobile apps, newsletters and promotional collateral. This continual re-use of content improves margins, speeds delivery and helps satisfy a wide range of customer needs. The Company’s online presence not only enables it to deliver content online, but also to sell more books. The growth of online booksellers benefits the Company because they provide unlimited virtual “shelf space” for the Company’s entire backlist.

Publishing alliances and franchise products are important to the Company’s strategy. Professional publishing alliance partners include Bloomberg Press, the American Institute of Architects, the Leader to Leader Institute, Fisher Investments, the CFA Institute, ACT (American College Test), Autodesk and many others.  Education publishing alliance partners include Microsoft®, Blackboard, Canvas, Snapwiz and the Culinary Institute of America. The ability to join Wiley’s product development, sales, marketing, distribution and technology with a partner’s content, technology and/or brand name has contributed to the Company’s success.

The Company also promotes active and growing custom professional and education publishing programs. The Company’s custom professional publications are used by professional organizations for internal promotional or incentive programs and include digital and print books written specifically for a customer and customizations of existing publications to include custom cover art, such as imprints, messages and slogans. Of special note are customized For Dummies publications, which leverage the power of this well-known brand to meet the specific information needs of a wide range of organizations around the world. The Company’s custom education publishing program offers an array of tools and services designed to put the creation of customized content in instructors’ hands to create high-quality, affordable education solutions tailored to meet individual classroom needs. Through Wiley Custom Select, an online custom textbook system, instructors can easily build print and digital materials tailored to their specific course needs and add their own content to create a customized solution.

Course Workflow

The Company offers high-quality online learning solutions including WileyPLUS, a research-based, online environment for effective teaching and learning that is integrated with a complete digital textbook. WileyPLUS improves student learning through instant feedback, personalized learning plans, and self-evaluation tools as well as a full range of course-oriented activities, including online planning, presentations, study, homework and testing. In selected courses, WileyPLUS includes a personalized adaptive learning component, Orion, which is based on cognitive science. Orion helps to build student proficiency on topics while improving the effectiveness of their study time. It assists educators in identifying areas that need reinforcement and measures student engagement and proficiency throughout the course. WileyPLUS revenue is deferred and recognized over the timeframe that each student is enrolled in the online course.

Online Test Preparation and Certification

The Online Test Preparation business represents learning solutions and training activities that are delivered to customers directly through online digital delivery platforms.  Products include CPAExcel, a modular, digital platform comprised of online self-study, videos, mobile apps, and sophisticated planning tools to help professionals prepare for the CPA exam, and test preparation products for the CFA®; CMA; CIA®; CMT®; FRN®; FINRA; Banking; and PMP® exams. Revenue for these products and services are deferred until the Company’s obligation has been performed, typically when an online training program has been completed or over the timeframe covered by a license to use the online training and study materials.

Licensing, Distribution, Advertising and Other

Marketing and distribution services are made available to other publishers under agency arrangements. The Company also engages in co-publishing titles with international publishers and receives licensing revenue from photocopies, reproductions, translations, and digital uses of its content. Wiley also realizes advertising revenue from branded websites (e.g. Dummies.com, etc.) and online applications.

Solutions:

The Company’s Solutions segment provides online program management services for higher education institutions and learning, development and assessment services for businesses and professionals.  Key growth strategies include developing new products and services for existing university partners; increasing enrollments for online program management programs; signing new and prestigious university partners; and developing new digital learning solutions by integrating its professional assessment products and services with its Corporate Learning content and technology.

Solutions revenue by product type includes Online Program Management; Professional Assessment; and Corporate Learning. The graphs below present Solutions revenue by product type for fiscal years 2017 & 2016:

Online Program Management

As student demand for online degree and certificate programs continues to increase, traditional institutions are partnering with online program management providers to develop and support these programs.  Online Program Management services include market research, marketing, student recruitment, enrollment support, proactive retention support, academic services to design courses, faculty support and access to the Engage Learning Management System, which facilitates the online education experience. Graduate degree programs include Business Administration, Finance, Accounting, Healthcare, Engineering, Communications and others.  Revenue is derived from pre-negotiated contracts with institutions that provide for a share of tuition generated from students who enroll in a program. Online program management revenue is deferred and recognized over the timeframe that each student is enrolled in the online degree program. As of April 30, 2017 the Online Program Management business had 39 partners and 250 degree programs under contract.

Corporate Learning

The Corporate Learning business offers online learning and training solutions for global corporations, universities, and small and medium-sized enterprises, which are sold on a subscription or fee basis. Learning formats and modules on topics such as leadership, diversity, value creation, client orientation, change and corporate strategy are delivered on a cloud-based LMS platform that hosts over 19,000 content assets (videos, digital learning modules, written files, etc.) in 17 languages. Its Mohive offering also provides a collaborative e-learning publishing and program creation system.  Revenue growth is derived from legacy markets, such as France, England and other European markets and newer markets, such as the U.S. and Brazil. In addition, content and LMS offerings are continuously refreshed and expanded to serve a wider variety of customer needs.

Professional Assessment

The Company’s professional assessment services include pre-hire screening and post-hire personality assessments, which are delivered to business customers through online digital delivery platforms either directly or through an authorized distributor network of independent consultants, trainers and coaches. Wiley’s leadership assessment offerings also include Kouzes and Posner’s Leadership Practices Inventory® and The Five Behaviors of a Cohesive TeamTM.

The Company’s assessment tools enable employers to optimize candidate selections and develop the full potential of their employees. These solutions include pre-hire assessments, including those designed to measure and match personality, knowledge, skills, managerial fit, loyalty, and values; and post-hire assessments, focused on measuring sales and managerial effectiveness, employee performance and career potential.  Professional Assessment revenue is deferred until the obligation has been performed, typically when an online assessment has been completed.

Results of Operations

Throughout this report, references to variances “excluding foreign exchange”, “currency neutral basis” and “performance basis” exclude both foreign currency translation effects and transactional gains and losses. Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the prior period’s volume of activity in local currency for each non-U.S. location.  For fiscal years 2017 and 2016, the average annual exchange rates to convert British pounds sterling to U.S. dollars were 1.30 and 1.50, respectively; the average annual exchange rates to convert euros into U.S. dollars were 1.09 and 1.11, respectively; and the average annual exchange rates to convert Australian dollars into U.S. dollars were 0.75 and 0.74, respectively. Unless otherwise noted, all variance explanations below are on a currency neutral basis.

FISCAL YEAR 2017 SUMMARY RESULTS

Revenue:

Revenue for fiscal year 2017 of $1,718.5 million was consistent with the prior year, but represented a 2% increase excluding the unfavorable impact of foreign exchange. The impact of the previously announced transition to time-based digital journal subscriptions for calendar year 2016 ($34 million); higher Solutions revenue ($28 million); incremental revenue from the recent acquisition of Atypon ($19 million); and growth in author-funded access ($7 million) and other journal revenue ($4 million) were offset by a continued decline in Publishing ($48 million), mainly print books; the unfavorable impact of foreign exchange ($43 million); and the impact of a large backfile sale in the prior year ($10 million).

As previously announced, the Company transitioned from issue-based to time-based journal subscription agreements for calendar year 2016.  The transition to time-based digital journal subscription agreements shifted revenue from fiscal year 2016 to the remainder of calendar year 2016 (fiscal year 2017), which resulted in a favorable impact of approximately $34 million in fiscal year 2017.  The change had no impact on free cash flow.  The Company made these changes to simplify the contracting and administration of digital journal subscriptions.

Cost of Sales and Gross Profit:

Cost of sales for fiscal year 2017 decreased 1% to $460.8 million, but increased 2% excluding the favorable impact of foreign exchange.  The decrease was mainly driven by lower print book sales volume ($15 million); foreign exchange translation ($14 million); and lower inventory costs due to cost savings initiatives and product mix ($5 million), partially offset by incremental costs associated with the Atypon acquisition ($8 million); higher royalty costs due to the transition to time-based digital journal subscription agreements ($5 million) and new journal titles ($4 million); higher Solutions sales volume ($5 million); higher Corporate Learning content development costs ($4 million) and Online Program Management employment costs ($3 million) to support business growth.

Gross Profit margin for fiscal year 2017 increased 20 basis points to 73.2% mainly driven by product mix in Research, partially offset by higher Online Program Management and Corporate Learning costs to support business growth.

Operating and Administrative Expenses:

Operating and administrative expenses for fiscal year 2017 decreased 1% to $988.6 million, but increased 2% excluding the favorable impact of foreign exchange.  The decrease was mainly driven by foreign exchange translation ($24 million); restructuring and other cost savings ($15 million); one-time benefits related to changes in the Company’s retiree and long-term disability health plans ($4 million), a life insurance recovery ($2 million) in the current year and a disability settlement charge in the prior year ($2 million); lower advertising costs ($7 million) due to title and volume reductions and timing; lower shipping and handling costs ($3 million); and a market gain on nonqualified pension plan assets ($2 million).

Partially offsetting these decreases were incremental costs associated with the Atypon acquisition ($14 million); a charge related to lump-sum payments offered to terminated vested employees within the Company’s U.S. defined benefit pension plans ($9 million); spending for the Company’s ERP and related systems ($6 million) and other technology, development and maintenance costs ($4 million); increased headcount in Solutions ($4 million) and Research ($3 million); merit increases ($8 million) and higher Solutions event promotional costs ($3 million).

Pension Plan Settlement:

The Company announced a voluntary, limited-time opportunity for terminated vested employees who are participants in the U.S. Employees’ Retirement Plan of John Wiley & Sons, Inc. (the Pension Plan) to request early payment of their entire Pension Plan benefit in the form of a single lump sum payment. Eligible participants who wished to receive the lump sum payment were required to make an election by August 29, 2016. Approximately 780 eligible participants made the election to receive the lump sum totaling $28 million which was paid from Pension Plan assets in October 2016. Settlement accounting rules were applied in the second quarter of fiscal year 2017, which resulted in a plan remeasurement and a recognition of a pro-rata portion of unamortized net actuarial loss of $9 million which was recorded in Operating and Administrative Expenses in the Condensed Consolidated Statements of Income.

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

In fiscal years 2017 and 2016, the Company recorded pre-tax restructuring charges of $13.4 million and $28.6 million, respectively, related to this program. These charges are reflected in Restructuring Charges in the Consolidated Statements of Income and summarized in the following table (in thousands):

			Total Charges
	2017	2016	Incurred to Date
Charges by Segment:
Research	$1,949	$2,982	$20,156
Publishing	1,596	4,507	32,488
Solutions	1,787	1,042	2,552
Shared Services	8,023	20,080	82,748
Total Restructuring Charges	$13,355	$28,611	$137,944

Charges by Activity:
Severance	$8,386	$16,443	$87,590
Process reengineering consulting	148	7,191	18,814
Other activities	4,821	4,977	31,540
Total Restructuring Charges	$13,355	$28,611	$137,944

Other Activities reflects leased facility consolidations, contract termination costs and the curtailment of certain defined benefit pension plans. The fiscal year 2017 restructuring charges of $13 million are expected to be fully recovered within the next 18 months.

Amortization of Intangibles:

Amortization of intangibles for fiscal year 2017 was $49.7 million and consistent with the prior year period.

Interest Expense/Income, Foreign Exchange and Other:

Interest expense for fiscal year 2017 increased $0.2 million to $16.9 million due to an increase in the average borrowing rate, partially offset by lower average debt balances outstanding.

Provision for Income Taxes:

The effective tax rate for fiscal year 2017 was 40.5%, compared to 16.6% in the prior year. The increase was due to the unfavorable German court decision described below. Excluding the expense related to that decision, the rate for fiscal year 2017 would have been 14.9%. The rate for fiscal year 2017, excluding the German court decision, was lower than the prior year’s rate due to non-recurring foreign and domestic tax benefits and a favorable earnings mix, partially offset by the impact of non-cash deferred tax benefits related to legislation enacted in the U.K. In fiscal year 2016, the U.K. reduced its statutory rate to 19% beginning April 1, 2017 and 18% beginning April 1, 2020; and in fiscal year 2017, the U.K. further reduced its statutory rate beginning on April 1, 2020, from 18% to 17%.  This resulted in a tax benefit from the re-measurement of the Company’s applicable U.K. deferred tax balances of $5.9 million in fiscal year 2016 and $2.6 million in fiscal year 2017.

Unfavorable German Court Decision

In fiscal year 2003, the Company reorganized several of its German subsidiaries into a new operating entity which enabled the Company to increase (“step-up”) the tax deductible net asset basis in certain assets and claim additional tax amortization deductions over 15 years beginning that fiscal year.

In May 2012, as part of its routine tax audit process, the German tax authorities challenged the Company’s tax position. In September 2014, the Company filed an appeal with the local finance court.  As required by German law, the Company paid all contested taxes and the related interest to avail itself of its right to defend its position. The Company made all required payments with cumulative total deposits of 56.6 million euros, including interest.

In October 2014, the Company received an unfavorable decision from the local finance court, which the Company appealed in January 2015 to the German Federal Fiscal Court. On September 26, 2016, the Company learned that the court denied the Company’s appeal and its tax position. No further appeals are available.  As a result, the Company forfeited its deposit and incurred an income tax charge of $49 million. This one-time charge is included in the Company’s income tax expense for fiscal year 2017.

Earnings Per Share:

Earnings per diluted share for fiscal year 2017 was $1.95 per share compared to $2.48 per share in the prior year. The decrease was mainly driven by the impact of the unfavorable German court tax decision described above ($0.85 per share); lower Publishing revenue; the impact of a large backfile sale in the prior year ($0.10 per share); a one-time charge related to the Pension Plan Settlement ($0.09 per share); lower non-cash deferred tax benefits related to changes in the U.K. corporate income tax rates ($0.06 per share); technology spending for the Company’s ERP and other related systems ($0.08 per share); and the unfavorable impact of foreign exchange translation ($0.04 per share).

Partially offsetting the decreases were the impact of the transition to time-based digital journal subscription agreements ($0.38 per share); lower restructuring charges in the current year ($0.17 per share); one-time tax benefits ($0.12 per share); and favorable employment cost reductions. The favorable employment cost reductions include the benefit for changes in the Company’s retiree and long-term disability health plans ($0.07 per share) and a life insurance recovery in the current year ($0.02 per share) and a disability settlement charge in the prior year ($0.03 per share).

BUSINESS SEGMENT RESULTS:

Effective August 1, 2016, the Company completed a number of changes to its organizational structure that resulted in a change in how the Company manages its businesses, allocates resources and measures performance. As a result, the Company has revised its segments into three new reporting segments to reflect how management currently reviews financial information and makes operating decisions. All prior period amounts have been adjusted to reflect the new reporting segment change. The new reporting structure is comprised of Research (Journals and related content and services), Publishing (Books and related content, Course Workflow, and Test Preparation) and Solutions (Online Program Management, Corporate Learning, and Professional Assessment).

				% change
RESEARCH:	2017	2016	% change	w/o FX (a)
Revenue:
Journal Subscriptions	$639,720	$622,305	3%	6%
Author-Funded Access	30,633	25,671	19%	26%
Licensing, Reprints, Backfiles, and Other	164,070	178,802	-8%	-3%
Total Journal Revenue	$834,423	$826,778	1%	4%

Platform Services (Atypon)	19,066	-

Total Revenue	$853,489	$826,778	3%	7%

Cost of Sales	(219,773)	(214,972)	2%	6%

Gross Profit	$633,716	$611,806	4%	7%
Gross Profit Margin	74.3%	74.0%

Direct Expenses	(208,148)	(200,600)	4%	9%
Amortization of Intangibles	(26,133)	(24,725)	6%	13%
Allocated Shared Services	(145,258)	(131,389)	11%	13%
Restructuring Charges (See Note 6)	(1,949)	(2,982)

Contribution to Profit	$252,228	$252,110	0%	2%
Contribution Margin	29.6%	30.5%

(a)  Adjusted to exclude the fiscal year 2017 and 2016 Restructuring Charges

Revenue:

Research revenue for fiscal year 2017 increased 3% to $853.5 million, or 7% excluding the unfavorable impact of foreign exchange.  The increase was mainly driven by Journal Subscriptions ($35 million); incremental revenue from the recent acquisition of Atypon ($19 million); and Author-Funded Access growth ($7 million), partially offset by the unfavorable impact of foreign exchange ($28 million) and a decline in Licensing, Reprints, Backfiles and Other ($6 million).

As previously announced, the Company transitioned from issue-based to time-based digital journal subscription agreements for calendar year 2016.  The transition to time-based digital journal subscription agreements shifted revenue from fiscal year 2016 to the remainder of calendar year 2016 (fiscal year 2017), which resulted in a favorable impact on revenue of approximately $34 million in fiscal year 2017.  The change had no impact on free cash flow. The Company made these changes to simplify the contracting and administration of digital journal subscriptions.

The increase in Journal Subscription revenue was driven by the transition to time-based digital journal subscriptions ($34 million) and growth due to new titles ($1 million), partially offset by the unfavorable impact of foreign exchange translation ($18 million).  Excluding the transition to time-based revenue and the impact of foreign exchange, journal subscription revenue was consistent with the prior period. As of April 30, 2017, calendar year 2017 journal subscription renewals were 1% higher than calendar year 2016 on a currency neutral basis with approximately 97% of targeted business under contract.

Author-Funded Access growth was driven by new titles and increased business ($7 million) with particularly strong growth associated with the Journal of the American Heart Association, partially offset by the unfavorable impact of foreign exchange translation ($2 million).  The decrease in Licensing, Reprints, Backfiles, and Other was driven by a large backfile sale in the prior year ($10 million) and the unfavorable impact of foreign exchange translation ($9 million), partially offset by higher revenue from the licensing of intellectual content ($4 million).

Platform Services ($19 million) reflects revenue from the Company’s recent acquisition of Atypon which closed on September 30, 2016.  Platform Services includes publishing-software and services that enable scholarly and professional societies and publishers to deliver, host, enhance, market and manage their content on the web.  In addition to providing its customers with dedicated technology resources, Atypon provides subscription licenses to its platform, Literatum, through contracts over one to five years in duration. Revenue is recognized evenly over the subscription period.

Revenue by Region is as follows:
			% of	% change
	2017	2016	Revenue	w/o FX
Revenue by Region:
Americas	$358,528	$317,100	42%	14%
EMEA	457,274	472,139	54%	2%
Asia-Pacific	37,687	37,539	4%	-2%
Total Revenue	$853,489	$826,778	100%	7%

Cost of Sales:

Cost of Sales for fiscal year 2017 increased 2% to $219.8 million, or 6% excluding the favorable impact of foreign exchange.  The increase was mainly driven by incremental costs associated with the Atypon acquisition ($8 million); higher royalty costs due to the transition to time-based digital journal subscription agreements ($5 million) and society title growth ($4 million), partially offset by the favorable impact of foreign exchange translation ($9 million); lower inventory costs due to print run efficiency initiatives and increased digital products ($2 million); and other ($1 million), mainly product mix.

Gross Profit:

Gross Profit Margin increased 30 basis points to 74.3% in fiscal year 2017 due to favorable foreign exchange translation (20 basis points); lower journal production costs; and product mix.

Direct Expenses and Amortization:

Direct Expenses for fiscal year 2017 increased 4% to $208.1 million, or 9% excluding the favorable impact of foreign exchange.  The increase was mainly driven by incremental costs associated with the Atypon acquisition ($10 million); higher content-related costs to support business growth ($4 million); and higher employment costs ($3 million), mainly merit increases and headcount, partially offset by the favorable impact of foreign exchange translation ($10 million).  Amortization of Intangibles in fiscal year 2017 increased 6% to $26.1 million, or 13% excluding the favorable impact of foreign exchange. Higher amortization due to the Atypon acquisition ($1 million) and acquired publication rights ($2 million) were partially offset by the favorable impact of foreign exchange ($2 million).

Contribution to Profit:

Contribution to Profit for fiscal year 2017 of $252.2 million was flat with the prior year, but increased 2% excluding the unfavorable impact of foreign exchange and Restructuring Charges. Higher revenue and lower Restructuring Charges were offset by higher direct expenses; allocated shared services costs and the unfavorable impact of foreign exchange translation ($5 million). The increase in allocated shared service costs principally reflect higher technology costs to support new business growth.  Contribution Margin was 29.6% compared to 30.5% in the prior year period.

Society Partnerships

For calendar year 2017, 6 new society contracts were signed with combined annual revenue of approximately $9 million and 15 society contracts were not renewed with combined annual revenue of approximately $9 million.

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

Atypon Acquisition

On September 30, 2016, the Company acquired the net assets of Atypon Systems, Inc. (“Atypon”), a Silicon Valley-based publishing-software company, for approximately $121 million in cash, net of cash acquired. Atypon is a publishing software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market and manage their content on the web. Atypon is headquartered in Santa Clara, CA, with approximately 260 employees in the U.S. and EMEA. Atypon provides services through Literatum, an innovative platform that primarily serves the scientific, technical, medical and scholarly industry. This software gives publishers direct control over how their content is displayed, promoted and monetized on the web. Atypon generated over $31 million in calendar year 2015 revenue. Literatum hosts nearly 9,000 journals, 13 million journal articles and more than 1,800 publication web sites for over 1,500 societies and publishers, accounting for a third of the world’s English-language scholarly journal articles.  The Literatum platform will accelerate Wiley’s technology roadmap and replace Wiley Online Library, the Company’s current online publishing platform, starting in calendar year 2018.

				% change
PUBLISHING:	2017	2016	% change	w/o FX (a)
Revenue:
STM and Professional Publishing	$291,255	$330,984	-12%	-9%
Education Publishing	196,343	229,989	-15%	-13%
Total Books and Reference Material	$487,598	$560,973	-13%	-11%

Course Workflow (WileyPLUS)	62,348	58,519	7%	7%
Online Test Preparation and Certification	35,609	28,115	27%	27%
Licensing, Distribution, Advertising and Other	47,894	48,121	-%	3%

Total Revenue	$633,449	$695,728	-9%	-7%

Cost of Sales	(194,837)	(215,150)	-9%	-7%

Gross Profit	$438,612	$480,578	-9%	-7%
Gross Profit Margin	69.2%	69.1%

Direct Expenses	(142,039)	(159,768)	-11%	-9%
Amortization of Intangibles	(9,803)	(11,338)	-14%	-10%
Allocated Shared Services	(159,471)	(178,907)	-11%	-9%
Restructuring Charges (see Note 6)	(1,596)	(4,507)

Contribution to Profit	$125,703	$126,058	0%	0%
Contribution Margin	19.8%	18.1%

(a)  Adjusted to exclude the fiscal year 2017 and 2016 Restructuring Charges

Revenue:

Publishing revenue for fiscal year 2017 decreased 9% to $633.4 million, or 7% excluding the unfavorable impact of foreign exchange.  The decline was driven by lower Books and Reference Materials ($61 million) and the unfavorable impact of foreign exchange translation ($14 million), partially offset by growth in Course Workflow ($4 million); Online Test Preparation and Certification ($8 million); and Licensing, Distribution, Advertising and Other ($2 million).

The decline in Books and Reference Materials was mainly driven by softness in the book market; title reductions; and the impact of a large digital book sale in the prior year ($4 million).  Education books continue to be impacted by rental and other market forces, while STM and Professional Books also saw a continued decline in demand for print books.  Growth in Course Workflow reflected continued focus on digital course workflow with particular growth in accounting courses.  Online Test Preparation and Certification growth was mainly driven by proprietary sales of the Company’s new college entrance examination ACT test preparation products and other professional test certification products. Licensing, Distribution, Advertising and Other growth was principally driven by licensing of intellectual property rights.

Revenue by Region is as follows:
			% of	% change
	2017	2016	Revenue	w/o FX
Revenue by Region:
Americas	$417,325	$446,335	66%	-6%
EMEA	129,603	158,925	20%	-9%
Asia-Pacific	86,521	90,468	14%	-5%
Total Revenue	$633,449	$695,728	100%	-7%

Cost of Sales:

Cost of Sales for fiscal year 2017 decreased 9% to $194.8 million, or 7% excluding the favorable impact of foreign exchange.  The decrease was mainly driven by lower sales volume and favorable foreign exchange translation ($5 million).

Gross Profit:

Gross Profit Margin was 69.2% in fiscal year 2017 and consistent with the prior year period.

Direct Expenses and Amortization:

Direct Expenses for fiscal year 2017 decreased 11% to $142.0 million, or 9% excluding the favorable impact of foreign exchange.  The reduction was driven by restructuring and other cost savings ($18 million) and favorable foreign exchange translation ($3 million), partially offset by merit increases ($1 million); higher accrued incentive compensation ($1 million); and higher employee benefit costs ($1 million). Amortization of Intangibles decreased $1.5 million to $9.8 million in fiscal year 2017 mainly due to fully amortized acquired publishing rights and favorable foreign exchange translation.

Contribution to Profit:

Contribution to Profit was $125.7 million in fiscal year 2017 and flat with the prior year period, both including and excluding the impact of foreign exchange and Restructuring Charges.  Lower print book revenue and the unfavorable impact of foreign exchange translation ($3 million) were offset by restructuring and other cost savings; lower allocated distribution and occupancy shared service costs and lower Restructuring Charges.  The reduction in allocated shared service costs reflects lower distribution costs due to volume and lower occupancy costs due to restructuring savings.  Contribution Margin was 19.8% compared to 18.1% in the prior year.

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

				% change
SOLUTIONS:	2017	2016	% change	w/o FX (a)
Revenue:
Online Program Management	$111,638	$96,469	16%	16%
Professional Assessment	59,868	57,370	4%	5%
Corporate Learning	60,086	50,692	19%	20%

Total Revenue	$231,592	$204,531	13%	14%

Cost of Sales	(46,146)	(36,055)	28%	29%

Gross Profit	$185,446	$168,476	10%	10%
Gross Profit Margin	80.1%	82.4%

Direct Expenses	(122,253)	(116,758)	5%	5%
Amortization of Intangibles	(13,733)	(13,701)	-%	1%
Allocated Shared Services	(32,851)	(32,983)	-%	-%
Restructuring Charges (see Note 6)	(1,787)	(1,042)

Contribution to Profit	$14,822	$3,992	271%	224%
Contribution Margin	6.4%	2.0%

(a)	Adjusted to exclude the fiscal year 2017 and 2016 Restructuring Charges

Revenue:

Solutions revenue for fiscal year 2017 increased 13% to $231.6 million, or 14% excluding the unfavorable impact of foreign exchange.

Growth in Online Program Management ($15 million) primarily reflects increased partners; new revenue generating programs; higher enrollments; and other related service revenue. As of April 30, 2017, Wiley had 39 university partners and 250 degree programs under contract compared to 38 university partners and 226 degree programs as of April 30, 2016. During fiscal year 2017, Wiley signed several new partners including George Mason University; Seton Hall University; St. John’s University; and the Vlerick Business School in Belgium.

Professional Assessment revenue growth ($3 million) was driven by increased post-hire assessment and retail revenue ($4 million), partially offset by a decline in pre-hire assessment revenue ($1 million) following portfolio actions to optimize longer-term profitable growth.

The increase in Corporate Learning ($9 million) reflected growth from existing customers in the core e-learning business, primarily in Europe.

Revenue by Region is as follows:
			% of	% change
	2017	2016	Revenue	w/o FX
Revenue by Region:
Americas	$169,762	$153,326	73%	11%
EMEA	61,788	51,157	27%	22%
Asia-Pacific	42	48	-%	-14%
Total Revenue	$231,592	$204,531	100%	14%

Cost of Sales:

Cost of Sales for the fiscal year 2017 increased 28% to $46.1 million, or 29% excluding the favorable effect of foreign exchange. The increase was mainly due to higher sales volume ($5 million), higher employment costs in Online Program Management ($3 million) and higher content development costs in Corporate Learning ($4 million) to support business growth, partially offset by other ($2 million), mainly restructuring and other cost savings.

Gross Profit:

Gross Profit Margin for fiscal year 2017 declined 230 basis points to 80.1% principally due to higher content and employment costs to support new business growth in Corporate Learning and Online Program Management.

Direct Expenses and Amortization:

Direct Expenses increased 5% to $122.3 million in fiscal year 2017. The increase was mainly driven by higher employment costs to support business growth in Corporate Learning and Online Program Management ($4 million); higher professional fees ($1 million); and other ($2 million), mainly conference sponsorship costs, partially offset by lower advertising spend due to timing and efficiencies achieved in Online Program Management ($2 million). Amortization of Intangibles of $13.7 million was consistent with the prior year.

Contribution to Profit:

Contribution to Profit was $14.8 million in fiscal year 2017 compared to $4.0 million in the prior year. The improvement was mainly driven by revenue growth in all areas, partially offset by investment to support new business growth in Online Program Management and Corporate Learning. Contribution Margin was 6.4% compared to 2.0% in the prior year period.

Ranku acquisition:

In September 2016, Wiley acquired Ranku, a recruitment technology and predictive analytics software company for universities, community colleges and state systems for $5 million. Ranku has been a partner to more than 1,000 online degree programs at the undergraduate and graduate level. Ranku also offers tech-enabled reporting that helps universities forecast what curriculum to develop based on real-time consumer demand and the needs of the labor market. Ranku plays a critical role in supporting enrollment growth and market research at its partner institutions.

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

SHARED SERVICES AND ADMINISTRATIVE COSTS:
				% Change
Dollars in thousands	2017	2016	% Change	w/o FX (a)

Distribution and Operation Services	$75,806	$80,043	-5%	-1%
Technology and Content Management	266,801	258,641	3%	5%
Finance	47,049	46,759	1%	3%
Other Administration	117,659	131,803	-11%	-9%
One-time Pension Settlement (see Note 15)	8,842	-
Restructuring Charges (see Note 6)	8,023	20,080
Total	$524,180	$537,326	-2%	2%

(a)  Adjusted to exclude the fiscal year 2017 and 2016 Restructuring Charges and the fiscal year 2017 Pension Settlement

Shared Services and Administrative Costs for fiscal year 2017, which included a one-time pension settlement adjustment ($9 million) recorded in fiscal year 2017, decreased 2% to $524.2 million but increased 2% excluding the favorable impact of foreign exchange. The Company announced a voluntary, limited-time opportunity for terminated vested employees who were participants in the U.S. defined benefit retirement plan to elect a single lump sum payment of accumulated benefits. The aggregate amount of payments under this one time election was $28.3 million, which was paid from Pension Plan assets in October 2016.

The favorable impact of foreign exchange translation decreased Shared Services and Administrative Costs by $11 million. The decrease in Distribution and Operation Services costs reflects lower shipping costs ($2 million) on reduced print book volumes and continued conversion to digital journals, mostly offset by higher process consulting fees ($1 million). Technology and Content Management increased mainly due to higher spending for the Company’s ERP and related systems ($6 million); incremental Atypon costs ($1 million); higher system development costs and related depreciation ($6 million); higher license, maintenance and hosting costs ($3 million); partially offset by restructuring and other cost savings ($4 million). Finance costs increased mainly due to tax consulting and professional fees. Other Administration Costs decreased mainly due to one-time benefits related to changes in the Company’s retiree and long-term disability health plans ($4 million); a life insurance recovery settlement in the current year ($2 million); a disability settlement charge in the prior year ($2 million); lower accrued incentives compensation ($3 million); and higher legal provisions in the prior year ($2 million); partially offset by higher consulting costs ($1 million).

The Company uses occupied square footage of space; number of employees; units shipped; specific identification/activity-based; gross profit; revenue and number of invoices to allocate shared service costs to each business segment.

LIQUIDITY AND CAPITAL RESOURCES:

The Company’s Cash and Cash Equivalents balance was $58.5 million at the end of fiscal year 2017, compared with $363.8 million a year earlier. Cash Provided by Operating Activities in fiscal year 2017 decreased $35.5 million from fiscal year 2016 to $314.5 million principally due to lower accounts and royalties payable ($24 million) due to the timing of vendor payments; higher accounts receivable ($15 million) due to the timing of customer payments; higher incentive compensation payments ($5 million); and higher employee retirement plan contributions ($5 million), partially offset by lower payments related to the Company’s restructuring programs ($7 million) lower income tax payments ($5 million); and other working capital changes.

The Company’s working capital can be negative due to the seasonality of its businesses. The primary driver of the negative working capital is unearned deferred revenue related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by the Company for a number of purposes including acquisitions; debt repayments; funding operations; dividend payments; and purchasing treasury shares. The deferred revenue will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of April 30, 2017 include $436.2 million of such deferred subscription revenue for which cash was collected in advance.

Cash Used for Investing Activities in fiscal year 2017 was $242.6 million compared to $151.4 million in the prior year. In fiscal year 2017, the Company invested $154.8 million in acquisitions, compared to $20.4 million in the prior year. Fiscal year 2017 includes the acquisitions of Atypon ($121 million) and Ranku ($5 million), net of cash acquired. Other acquisitions in both periods reflect the acquisition of publication rights for society journals.

Book Composition and Other Product Development Spending was $37.6 million in fiscal year 2017 compared to $37.3 million in the prior year. Cash used for technology, property and equipment was $110.7 million in fiscal year 2017 compared to $93.7 million in the prior year.  The increase mainly reflects capital spending related to the renovation of the Company’s headquarters ($21 million) and increased spend on ERP and related systems ($1 million), partially offset by lower capital spending on other computer software ($9 million).

In fiscal year 2017, the Company received $60.4 million in proceeds related to the settlement of a foreign exchange forward contract that was entered into in fiscal year 2016 to manage foreign currency exposures on intercompany loans. Prior to its settlement, the notional amount of the foreign exchange forward contract was 274 million pounds sterling.

Projected capital spending for Technology, Property and Equipment and Book Composition and Other Product Development Spending for fiscal year 2018 is forecast to be approximately $110 million and $40 million, respectively. Projected spending for author advances, which is classified as an operating activity, is forecast to be approximately $110 million for fiscal year 2018.

As discussed in more detail in Note 11 “Income Taxes”, in fiscal year 2017, the Company received an unfavorable decision from the German Federal Fiscal Court that resulted in the forfeiture of cumulative deposits made by the Company to German tax authorities of approximately 56.6 million euros (approximately $61.7 million). The deposits were included in the Income Tax Deposits line item in the Consolidated Statements of Financial Position and are no longer reimbursable to the Company.

Cash Used for Financing Activities was $346.2 million in fiscal year 2017 compared to $285.7 million in the prior year. During fiscal year 2017, net debt repayments were $240.0 million compared to $145.1 million in the prior year.  The Company’s net debt (debt less cash and cash equivalents) increased $65.3 million from the prior year to $306.5 million.

During fiscal year 2017, the Company repurchased 953,188 shares of common stock at an average price of $52.80 compared to 1,432,284 shares at an average price of $48.86 in the prior year. As of April 30, 2017, the Company has authorization from its Board of Directors to purchase up to 3,793,648 additional shares. In fiscal year 2017, the Company increased its quarterly dividend to shareholders by 3% to $0.31 per share versus $0.30 per share in the prior year. Higher proceeds from the exercise of stock options mainly reflected a higher volume of stock option exercises in fiscal year 2017 compared to the prior year.

Cash and Cash Equivalents held outside the U.S. were approximately $48 million as of April 30, 2017. The balances in equivalent U.S. dollars were comprised primarily of pound sterling ($4 million), euros ($16 million), Singapore dollars ($3 million), Australian dollars ($5 million), and other ($20 million). Maintenance of these cash and cash equivalent balances outside the U.S. does not have a material impact on the liquidity or capital resources of the Company’s global, including U.S., operations. Cash and cash equivalent balances outside the U.S. may be subject to U.S. taxation, if repatriated. The Company intends to reinvest cash outside the U.S. except in instances where repatriating such earnings would result in no additional income tax.  Accordingly, the Company has not accrued for U.S. income tax on the repatriation of non-U.S. earnings. If such earnings were repatriated, the Company estimates that the U.S. income tax liability could range from less than $1 million to as much as $20 million.

As of April 30, 2017, the Company had approximately $365 million of debt outstanding and approximately $742 million of unused borrowing capacity under its Revolving Credit and other facilities. The Company believes that its operating cash flow, together with its revolving credit facilities and other available debt financing, will be adequate to meet its operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair its ability to access these markets on terms commercially acceptable. The Company does not have any off-balance-sheet debt.

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

Operating and Administrative Expenses:

Operating and administrative expense for fiscal year 2016 decreased 1% to $994.6 million, but increased 2% excluding the favorable impact of foreign exchange.  The increase reflects higher student recruitment costs to support new Online Program Management (Deltak) programs ($14 million); investment in the Company’s ERP and related systems ($13 million) and other technology development and maintenance ($17 million); higher employment costs ($13 million), mainly merit increases and higher accrued variable incentive compensation; investments in Corporate Learning (CrossKnowledge) ($11 million); and higher process reengineering consulting ($4 million) and legal costs ($4 million).  Restructuring and other cost savings initiatives ($41 million); synergies from the Talent Solution-Assessment business ($6 million); and lower distribution costs due to lower sales volumes of print books and journals ($2 million) partially offset the cost increases.

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

In fiscal years 2016 and 2015, the Company recorded pre-tax restructuring charges of $28.6 million ($0.32 per share) and $28.8 million ($0.34 per share), respectively, related to this program. These charges are reflected in Restructuring Charges in the Consolidated Statements of Income and summarized in the following table (in thousands):

			Total Charges
	2016	2015	Incurred to Date
Charges by Segment:
Research	$2,982	$4,555	$18,207
Publishing	4,507	5,956	30,616
Solutions	1,042	-	1,042
Shared Services	20,080	18,293	74,724
Total Restructuring Charges	$28,611	$28,804	$124,589

Charges (Credits) by Activity:
Severance	$16,443	$17,093	$79,204
Process reengineering consulting	7,191	301	18,666
Other activities	4,977	11,410	26,719
Total Restructuring Charges	$28,611	$28,804	$124,589

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

Earnings Per Share:

Earnings per diluted share for fiscal year 2016 decreased $0.49 per share to $2.48 per share, or $0.43 per share excluding the current ($0.32 per share) and prior year ($0.34 per share) restructuring charges, the current year deferred tax benefit on the U.K. rate change ($0.10 per share), the prior year non-recurring tax benefit ($0.05 per share) and the unfavorable impact of foreign exchange ($0.13 per share).  The decline was mainly driven by the transition to time-based digital journal subscription agreements ($0.42 per share); investments in the Company’s ERP and related systems, Online Program Management (Deltak) and Corporate Learning (CrossKnowledge), partially offset by restructuring and other cost savings initiatives.

BUSINESS SEGMENT RESULTS:

Effective August 1, 2016, the Company completed a number of changes to its organizational structure that resulted in a change in how the Company manages its businesses, allocates resources and measures performance. As a result, the Company has revised its segments into three new reporting segments to reflect how management currently reviews financial information and makes operating decisions. All prior period amounts have been adjusted to reflect the new reporting segment change. The new reporting structure is comprised of Research (Journals, related content and services), Publishing (Books and related content, Course Workflow, and Test Preparation) and Solutions (Online Program Management, Corporate Learning, and Professional Assessment).

				% change
RESEARCH:	2016	2015	% change	w/o FX (a)
Revenue:
Journal Subscriptions	$622,305	$682,692	-9%	-5%
Author-Funded Access	25,671	22,388	15%	21%
Licensing, Reprints, Backfiles, and Other	178,802	189,610	-6%	-1%

Total Revenue	$826,778	$894,690	-8%	-4%

Cost of Sales	(214,972)	(226,439)	-5%	-1%

Gross Profit	$611,806	$668,251	-8%	-5%
Gross Profit Margin	74.0%	74.7%

Direct Expenses	(200,600)	(203,738)	-2%	3%
Amortization of Intangibles	(24,725)	(25,104)	-2%	-4%
Allocated Shared Services	(131,389)	(132,725)	-1%	2%
Restructuring Charges (See Note 6)	(2,982)	(4,555)	-35%	-35%

Contribution to Profit	$252,110	$302,129	-17%	-13%
Contribution Margin	30.5%	33.8%

(a)  Adjusted to exclude the fiscal year 2016 and 2015 Restructuring Charges

Revenue:

Research revenue for fiscal year 2016 decreased 8% to $826.8 million, or 4% excluding the unfavorable impact of foreign exchange. As previously announced, the Company transitioned from issue-based to time-based digital journal subscription agreements for calendar year 2016. The change shifted approximately $37 million of revenue from fiscal year 2016 to the remainder of calendar year 2016 (fiscal year 2017). The change had no impact on free cash flow. The Company made these changes to simplify the contracting and administration of digital journal subscriptions. Excluding the impact of the transition to time-based subscriptions and foreign exchange, Research revenue was flat with the prior year.

Journal Subscriptions revenue decreased 5% on a currency neutral basis mainly due the impact of moving to time-based digital journal subscriptions ($37 million) and the trailing effects of the Swets bankruptcy ($3 million).  As previously disclosed, Swets Information Services, a global library subscription agent based in Amsterdam, declared bankruptcy in late September 2014. Excluding the impact of transitioning to time-based journal subscription agreements and foreign exchange, Journal Subscription revenue was flat with the prior year.  As of April 30, 2016, calendar year 2016 journal subscription renewals were 1% higher than calendar year 2015 billings on a constant currency basis with approximately 95% of targeted business under contract for the 2016 calendar year.

Author-Funded Access, which represents article publication fees that provide for free access to articles, grew $3.3 million in fiscal year 2016. Licensing, Reprints, Backfiles and Other revenue of $178.8 million decreased 1% from the prior year on a constant currency basis.

Cost of Sales:

Cost of Sales for fiscal year 2016 decreased 5% to $215.0 million, or 1% excluding the favorable impact of foreign exchange. The decrease was mainly driven by lower royalty costs due to the transition to time-based digital journal subscription agreements ($5 million) and lower cost digital products, partially offset by higher royalty rates on society owned journals ($5 million).

Gross Profit:

Gross Profit Margin decreased 70 basis points to 74.0% in fiscal year 2016 mainly due to the impact of transitioning to time-based digital journal subscription agreements.

Direct Expenses and Amortization:

Direct Expenses for fiscal year 2016 decreased 2% to $200.6 million, but increased 3% excluding the favorable impact of foreign exchange.  The increase was mainly driven by merit increases; higher legal and process reengineering consulting fees; and higher accrued incentive compensation, partially offset by restructuring savings and cost containment initiatives.  Amortization of Intangibles decreased $0.4 million to $24.7 million in fiscal year 2016 mainly due to the favorable impact of foreign exchange.

Contribution to Profit:

Contribution to Profit for fiscal year 2016 decreased 17% to $252.1 million, or 13% excluding the unfavorable impact of foreign exchange and the current and prior year Restructuring Charges.  The decrease was principally driven by the impact of the transition to time-based journal subscriptions; higher royalty rates on society owned journals; and higher employment costs, partially offset by restructuring and other cost savings.  Contribution Margin was 30.5% compared to 33.8% in the prior year period.

Society Partnerships
In fiscal year 2016, 6 new society journals were signed with combined annual revenue of approximately $12 million; 87 journals were renewed/extended with approximately $54 million in combined annual revenue; and 18 journals were not renewed with combined annual revenue of approximately $11 million.

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

				% change
PUBLISHING:	2016	2015	% change	w/o FX (a)
Revenue:
STM and Professional Publishing	$330,984	$398,288	-17%	-14%
Education Publishing	229,989	229,245	-%	4%
Total Books and Reference Material	$560,973	$627,533	-11%	-7%

Course Workflow (WileyPLUS)	58,519	54,200	8%	10%
Online Test Preparation and Certification	28,115	22,119	27%	27%
Licensing, Distribution, Advertising and Other	48,121	43,253	11%	13%

Total Revenue	$695,728	$747,105	-7%	-4%

Cost of Sales	(215,150)	(242,604)	-11%	-9%

Gross Profit	$480,578	$504,501	-5%	-1%
Gross Profit Margin	69.1%	67.5%

Direct Expenses	(159,768)	(193,993)	-18%	-15%
Amortization of Intangibles	(11,338)	(11,823)	-4%	12%
Allocated Shared Services	(178,907)	(195,087)	-8%	-6%
Restructuring Charges (see Note 6)	(4,507)	(5,956)	-24%	-24%

Contribution to Profit	$126,058	$97,642	29%	33%
Contribution Margin	18.1%	13.1%

(a)  Adjusted to exclude the fiscal year 2016 and 2015 Restructuring Charges

Revenue:

Publishing revenue for fiscal year 2016 decreased 7% to $695.7 million, or 4% excluding the unfavorable impact of foreign exchange.  The decrease was driven by a decline in Books and Reference Material, partially offset by growth in Online Test Preparation and Certification; Course Workflow (WileyPLUS); and Licensing, Distribution, Advertising and Other.

Books and Reference Material decreased 11% to $561.0 million, or 7% excluding the unfavorable impact of foreign exchange.  The decrease was mainly driven by continued retail softness and channel consolidation, particularly in EMEA and Asia; lower enrollments in higher education and increased market penetration by textbook rental businesses.

The increase in Online Test Preparation and Certification was driven by new editions of GMAT titles and growth in proprietary sales of the Company’s CPA, CFA and CMA online certification products.  Course Workflow (WileyPLUS) increased 8% to $58.5 million due to new and digital formats.  Licensing, Distribution, Advertising and Other increased from $43.3 million to $48.1 million in fiscal year 2016.

Cost of Sales:

Cost of Sales for fiscal year 2016 decreased 11% to $215.2 million, or 9% excluding the favorable impact of foreign exchange. The decrease was mainly driven by lower sales volume; savings from procurement initiatives and lower cost digital products; and lower composition costs and print inventory obsolescence provisions.

Gross Profit:

Gross Profit Margin increased by 160 basis points to 69.1% in fiscal year 2016. The improvement was mainly driven by savings from procurement initiatives, lower cost digital products, lower composition costs and print inventory obsolescence provisions.

Direct Expenses and Amortization:

Direct Expenses for fiscal year 2016 decreased 18% to $160.0 million, or 15% excluding the favorable impact of foreign exchange. The reduction was driven by restructuring and other cost savings, partially offset by higher accrued variable incentive compensation and merit increases. Amortization of Intangibles decreased $0.5 million to $11.3 million in fiscal year 2016.

Contribution to Profit:

Contribution to Profit for fiscal year 2016 was $126.1 million compared to $97.6 million in the prior year. The improvement was mainly driven by restructuring and other cost savings, gross margin improvement and reduced technology investment. Contribution Margin for fiscal year 2016 increased from 13.1% to 18.1%.

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

				% change
SOLUTIONS:	2016	2015	% change	w/o FX (a)
Revenue:
Online Program Management	$96,469	81,593	18%	18%
Professional Assessment	57,370	57,035	1%	1%
Corporate Learning	50,692	42,017	21%	31%

Total Revenue	$204,531	$180,645	13%	16%

Cost of Sales	(36,055)	(30,640)	18%	20%

Gross Profit	$168,476	$150,005	12%	15%
Gross Profit Margin	82.4%	83.0%

Direct Expenses	(116,758)	(105,129)	11%	14%
Amortization of Intangibles	(13,701)	(14,288)	-4%	-1%
Allocated Shared Services	(32,983)	(29,949)	10%	13%
Restructuring Charges (see Note 6)	(1,042)	-	-%	-%

Contribution to Profit	$3,992	$639	525%	462%
Contribution Margin	2.0%	0.4%

(a) Adjusted to exclude the fiscal year 2016 Restructuring Charges

Revenue:

Solutions revenue for fiscal year 2016 increased 13% to $204.5 million, or 16% excluding the unfavorable impact of foreign exchange.

Online Program Management grew 18% to $96.5 million reflecting higher enrollments; an increase in institutional partners and programs generating revenue; and growth in fee-for-service agreements. As of April 30, 2016, the Company had 38 partners and 226 degree programs under contract, compared to 38 partners and 200 programs as of April 30, 2015. As of April 30, 2016, 186 of the Company’s 226 degree programs were revenue generating.

Professional Assessment revenue grew 1% in fiscal year 2016 and was driven by higher post-hire assessment revenue, partially offset by an expected decline in pre-hire assessment revenue following portfolio actions to optimize longer-term profitable growth.

Corporate Learning revenue grew 21% to $50.7 million, or 31% excluding the unfavorable impact of foreign exchange.  The growth was mainly driven by new customers, including the expansion into the U.S. market, and renewals for existing customers, with France, U.S. and Central and South American markets driving the results.

Cost of Sales:

Cost of sales for fiscal year 2016 increased 18% to $36.1 million, or 20% excluding the favorable impact of foreign exchange. The increase was mainly driven by higher Corporate Learning ($4 million) and Online Program Management ($2 million) costs due to business growth.

Gross Profit:

Gross Profit Margin decreased 60 basis points to 82.4% in fiscal year 2016.

Direct Expenses and Amortization:

Direct Expenses increased 11% to $116.8 million, or 14% excluding the favorable impact of foreign exchange.  The increase was mainly driven by student recruitment costs to support new Online Program Management programs ($14 million) and Corporate Learning business growth ($8 million), partially offset by restructuring and other cost savings ($6 million) and other ($2 million). Amortization of Intangibles of $13.7 million was flat with the prior year on a constant currency basis.

Contribution to Profit:

Contribution to Profit for fiscal year 2016 increased $3.4 million to $4.0 million in fiscal year 2016.  The increase was mainly driven by restructuring and other cost savings, partially offset by investment in Online Program Management (Deltak) programs. Contribution Margin was 2.0% compared to 0.4% in the prior year.

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

SHARED SERVICES AND ADMINISTRATIVE COSTS:
				% Change
Dollars in thousands	2016	2015	% Change	w/o FX (a)
Distribution and Operation Services	$80,043	$85,758	-7%	-2%
Technology and Content Management	258,641	245,415	5%	8%
Finance	46,759	49,570	-6%	-2%
Other Administration	131,803	121,396	9%	12%
Restructuring Charges (see Note 6)	20,080	18,293
Total	$537,326	$520,432	3%	6%

(a)  Adjusted to exclude the fiscal year 2016 and 2015 Restructuring Charges

Shared Services and Administrative Costs for fiscal year 2016 increased 3% to $537.3 million, or 6% on a currency neutral basis and excluding the current and prior year Restructuring Charges. Lower Distribution and Operation Services costs mainly reflect lower journal shipping and handling costs ($2 million). Technology and Content Management increased mainly due to investments in the Company’s ERP and related systems ($13 million); higher license, maintenance and hosting costs ($11 million); investments in Corporate Learning (CrossKnowledge) and Online Program Management (Deltak) programs ($3 million); and merit increases ($2 million), partially offset by restructuring and other cost savings ($12 million). Finance costs decreased 2% on a currency neutral basis mainly due to restructuring and other cost savings. Other Administration costs increased mainly due to higher employment costs ($8 million); higher legal costs ($3 million); Online Program Management (Deltak) program growth ($2 million); and process reengineering consulting costs ($2 million).

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

Composition spending was $37.3 million in fiscal year 2016 compared to $39.4 million in the prior year. Cash used for technology, property and equipment was $93.7 million in fiscal year 2016 compared to $69.1 million in the prior year.  The increase mainly reflects investment in the Company’s ERP and related systems ($18 million) and other technology infrastructure.

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

The Company’s operating cash flow is affected by the seasonality and timing of receipts from its Research journal subscriptions and its education book business. Cash receipts for calendar year Research subscription journals occur primarily from December through April.  Reference is made to the Customer Credit Risk section, which follows, for a description of the impact on the Company as it relates to independent journal agents’ financial position and liquidity. Sales primarily in the U.S. higher education market tend to be concentrated in June through August, and again in November through January. Due to this seasonality, the Company normally requires increased funds for working capital from May through October.

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

The Company transitioned from issue-based to time-based digital journal subscription agreements starting in calendar year 2016. Under this new model, the Company provides access to all journal content published within a calendar year and recognizes revenue on a straight-line basis over the calendar year. Under the Company’s previous licensing model, a customer subscribed to a discrete number of online journal issues and revenue was recognized as each issue was made available online. The Company made these changes to simplify the contracting and administration of its digital journal subscriptions.

When a product is sold with multiple deliverables, the Company accounts for each deliverable within the arrangement as a separate unit of accounting due to the fact that each deliverable is also sold on a stand-alone basis. The total consideration of a multiple-element arrangement is allocated to each unit of accounting based on the price charged by the Company when it is sold separately. The Company’s multiple deliverable arrangements principally include WileyPLUS, an online course management tool which includes a complete print or digital textbook for the course; negotiated licenses for bundles of digital content available on Wiley Online Library, the online publishing platform for the Company’s Research business; and test preparation, assessment, certification and training services which can include bundles of print and digital content and online workflow solutions.

The Company enters into contracts for the resale of its content through a third party where the Company is not the primary obligor of the arrangement because it is not responsible for fulfilling the customer’s order;  handling customer requests or claims; and/or maintains credit risk. The Company recognizes revenue for the sale of its content, net of any commission owed to the third party seller, or taxes, which are remitted to government authorities.

Allowance for Doubtful Accounts: The estimated allowance for doubtful accounts is based on a review of the aging of the accounts receivable balances, historical write-off experience, credit evaluations of customers and current market conditions. A change in the evaluation of a customer’s credit could affect the estimated allowance. The allowance for doubtful accounts is shown as a reduction of Accounts Receivable in the Consolidated Statements of Financial Position and amounted to $7.2 million and $7.3 million as of April 30, 2017 and 2016, respectively.

Sales Return Reserves: The process which the Company uses to determine its sales returns and the related reserve provision charged against revenue is based on applying an estimated return rate to current year returnable print book sales. This rate is based upon an analysis of actual historical return experience in the various markets and geographic regions in which the Company does business. The Company collects, maintains and analyzes significant amounts of sales returns data for large volumes of homogeneous transactions. This allows the Company to make reasonable estimates of the amount of future returns. All available data is utilized to identify the returns by market and as to which fiscal year the sales returns apply. This enables management to track the returns in detail and identify and react to trends occurring in the marketplace, with the objective of being able to make the most informed judgments possible in setting reserve rates. Associated with the estimated sales return reserves, the Company also includes a related reduction in inventory and royalty costs as a result of the expected returns. Net print book sales return reserves amounted to $24.3 million and $19.9 million as of April 30, 2017 and 2016, respectively.

The reserves are reflected in the following accounts of the Consolidated Statements of Financial Position – (decrease) increase as of April 30:
	2017	2016
Accounts Receivable	$(34,769)	$(29,447)
Inventories	$4,727	4,924
Accounts and Royalties Payable	$(5,741)	(4,662)
Decrease in Net Assets	$(24,300)	$(19,861)

A one percent change in the estimated sales return rate could affect net income by approximately $2.0 million. A change in the pattern or trends in returns could affect the estimated allowance.

Reserve for Inventory Obsolescence: A reserve for inventory obsolescence is estimated based on a review of damaged, obsolete, or otherwise unsalable inventory. The review encompasses historical unit sales trends by title; current market conditions, including estimates of customer demand compared to the number of units currently on hand; and publication revision cycles. The inventory obsolescence reserve is reported as a reduction of the Inventories balance in the Consolidated Statements of Financial Position and amounted to $21.1 million and $22.0 million as of April 30, 2017 and 2016, respectively.

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

Goodwill and Indefinite-lived Intangible Assets: Goodwill is the excess of the purchase price paid over the fair value of the net assets of the business acquired.  Indefinite-lived intangible assets primarily consist of brands, trademarks, content and publishing rights and are typically characterized by intellectual property with a long and well-established revenue stream resulting from strong and well-established imprint/brand recognition in the market. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment, or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company evaluates the recoverability of indefinite-lived intangible assets by comparing the fair value of the intangible asset to its carrying value. To estimate the fair value of its goodwill and indefinite-lived intangible assets, the Company uses either discounted cash flows or revenue multiples for comparable transactions in the marketplace.

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

Intangible assets with finite lives as of April 30, 2017 are amortized on a straight line basis over the following weighted average estimated useful lives: content and publishing rights – 31 years; customer relationships – 20 years; brands and trademarks – 15 years; non-compete agreements – 5 years.

Assets with finite lives are only evaluated for impairment upon a significant change in the operating or macroeconomic environment.  In these circumstances, if an evaluation of the projected undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value based on the discounted future cash flows.

Stock-Based Compensation: The Company recognizes stock-based compensation expense based on the fair value of the stock-based awards on the grant date, reduced by an estimate of future forfeited awards.  As such, stock-based compensation expense is only recognized for those awards that are expected to ultimately vest. The fair value of stock-based awards is recognized in net income on a straight-line basis over the requisite service period. The grant date fair value for stock options is estimated using the Black-Scholes option-pricing model. The determination of the assumptions used in the Black-Scholes model requires the Company to make significant judgments and estimates, which include the expected life of an option, the expected volatility of the Company’s Common Stock over the estimated life of the option, a risk-free interest rate and the expected dividend yield. Judgment is also required in estimating the amount of stock-based awards that may be forfeited. Stock-based compensation expense associated with performance-based stock awards is based on actual financial results for targets established three years in advance. The cumulative effect on current and prior periods of a change in the estimated number of performance share awards, or estimated forfeiture rate, is recognized as an adjustment to earnings in the period of the revision. If actual results differ significantly from estimates, the Company’s stock-based compensation expense and results of operations could be impacted.

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

The accounting for benefit plans is highly dependent on assumptions concerning the outcome of future events and circumstances, including discount rates, long-term return rates on pension plan assets, healthcare cost trends, compensation increases and other factors. In determining such assumptions, the Company consults with outside actuaries and other advisors. The discount rates for the U.S., United Kingdom and Canadian pension plans are based on the derivation of a single-equivalent discount rate using a standard spot rate curve and the timing of expected payments as of the balance sheet date. The spot rate curve is based upon a portfolio of Moody’s-rated Aa3 (or higher) corporate bonds. The discount rates for other non-U.S. plans are based on similar published indices with durations comparable to that of each plan’s liabilities. The expected long-term rates of return on pension plan assets are estimated using market benchmarks for equities, real estate and bonds applied to each plan’s target asset allocation and are estimated by asset class including an anticipated inflation rate. The expected long-term rates are then compared to the historic investment performance of the plan assets as well as future expectations and estimated through consultation with investment advisors and actuaries. Salary growth and healthcare cost trend assumptions are based on the Company’s historical experience and future outlook. While the Company believes that the assumptions used in these calculations are reasonable, differences in actual experience or changes in assumptions could materially affect the expense and liabilities related to the defined benefit pension plans of the Company. A hypothetical one percent increase in the discount rate would increase net income and decrease the accrued pension liability by approximately $1.6 million and $152.6 million, respectively. A one percent decrease in the discount rate would decrease net income and increase the accrued pension liability by approximately $1.1 million and $192.9 million, respectively. A one percent change in the expected long term rate of return would affect net income by approximately $3.2 million.

Recently Issued Accounting Standards:

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-09 “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. The standard is effective for the Company on May 1, 2018, with early adoption permitted. The new guidance must be applied prospectively to awards modified on or after the adoption date. The future impact of ASU 2017-09 will be dependent on the nature of future stock award modifications.

In March 2017, the FASB issued ASU 2017-07 “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The guidance requires that the service cost component of net pension and postretirement benefit costs be reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period, while the other components of net benefit costs must be reported separately from the service cost component and outside of a subtotal of income from operations. The guidance also allows only the service cost component to be eligible for capitalization when applicable. The standard is effective for the Company on May 1, 2018, with early adoption permitted. The new guidance must be applied retrospectively for the presentation of net benefit costs in the income statement and prospectively for the capitalization of the service cost component of net benefit costs. Although the Company does not expect the standard to have an impact on its consolidated net income, the Company’s net pension and postretirement costs for fiscal year 2017 include approximately $2.8 million of net benefit expense that will be reclassified from operating income to a line item outside of operating income upon adoption.

In January 2017, the FASB issued ASU 2017-04 “Intangibles – Goodwill and Other (Topic 350): “Simplifying the Test for Goodwill Impairment”, which simplifies the measurement of a potential goodwill impairment charge by eliminating the requirement to calculate an implied fair value of the goodwill based on the fair value of a reporting unit’s other assets and liabilities. The new guidance eliminates the implied fair value method and instead measures a potential impairment charge based on the excess of a reporting unit’s carrying value compared to its fair value. The impairment charge cannot exceed the total amount of goodwill allocated to that reporting unit. The standard is effective for the Company on May 1, 2020, with early adoption permitted. Based on the Company’s most recent annual goodwill impairment test completed in fiscal year 2017, the Company expects no initial impact on adoption.

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

In October 2016, the FASB issued ASU 2016-16 “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which simplifies the accounting for the income tax consequences of intra-entity transfers of assets other than inventory.  Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The new guidance states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this standard eliminate the exception for an intra-entity transfer of an asset other than inventory. The standard is effective for the Company on May 1, 2018, with early adoption permitted. The Company expects no initial impact upon adoption.

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

In March 2016, the FASB issued ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplifies the accounting for share-based payment transactions, including income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance also allows an entity to make an accounting policy election to account for forfeitures when they occur or to estimate the number of awards that are expected to vest with a subsequent true up to actual forfeitures (current GAAP). The standard is effective for the Company on May 1, 2017, with early adoption permitted. The Company will adopt the standard on a prospective basis on May 1, 2017 and plans to continue estimating expected forfeitures.

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

In November 2015, the FASB issued ASU 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”, to simplify the presentation of deferred income taxes. The amendments in this update require that all deferred tax assets and liabilities, including those previously classified as current, be classified as a single noncurrent line in a classified statement of financial position. The amendments in the standard will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (“IFRS”). The Company adopted the new guidance on a prospective basis effective April 30, 2017. Accordingly, prior period accounts were not adjusted. The adoption had no impact on the Company’s results of operations or statement of cash flows.

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

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers" (Topic 606) (“ASU 2014-09”), and the International Accounting Standards Board (“IASB”) published its equivalent standard, IFRS 15, “Revenue from Contracts with Customers”. These joint comprehensive new revenue recognition standards will supersede most existing revenue recognition guidance and are intended to improve and converge revenue recognition and related financial reporting requirements. The standard is effective for the Company on May 1, 2018. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “cumulative effect” adoption, meaning the standard is applied only to the most current period presented in the financial statements. Subsequently, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations” (“ASU 2016-08”), ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing” (“ASU 2016-10”), ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) – Narrow Scope Improvements and Practical Expedients” (“ASU 2016-12”), and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), which provide clarification and additional guidance related to ASU 2014-09. The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20 with ASU 2014-09. The Company is utilizing a comprehensive approach to assess the impact of the guidance on its contract portfolio by reviewing its current accounting policies and practices to identify potential differences that would result from applying the new requirements to its revenue contracts and is currently evaluating the effect that implementation of this standard will have on its consolidated financial position and results of operations.  The Company currently plans to adopt the standard on May 1, 2018 using the cumulative effect method.

Contractual Obligations and Commercial Commitments

A summary of contractual obligations and commercial commitments, excluding unrecognized tax benefits further described in Note 11, as of April 30, 2017 is as follows (in thousands):

		Payments Due by Period
		Within	2-3	4-5	After 5
	Total	Year 1	Years	Years	Years

Total Debt	$365.0	$ -	$ -	$365.0	$ -
Interest on Debt1	36.3	15.9	13.7	6.7	-
Non-Cancelable Leases	281.0	24.0	56.0	44.0	157.0
Minimum Royalty Obligations	472.0	86.0	137.0	107.0	142.0
Other Operating Commitments	42.0	22.0	20.0	-	-
Total	$1,196.3	$147.9	$226.7	$522.7	$299.0

1 Interest on Debt includes the effect of the Company’s interest rate swap agreements and the estimated future interest payments on the Company’s unhedged variable rate debt, assuming that the interest rates as of April 30, 2017 remain constant until the maturity of the debt.

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

Interest Rates:

The Company had $365.0 million of variable rate loans outstanding at April 30, 2017, which approximated fair value.

On April 4, 2016, the Company entered into a forward starting interest rate swap agreement which fixed a portion of the variable interest due on a variable rate debt renewal on May 16, 2016. Under the terms of the agreement, the Company will pay a fixed rate of 0.92% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a three-year period starting May 16, 2016 ending May 15, 2019. As of April 30, 2017, the notional amount of the interest rate swap was $350.0 million.

It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives. During fiscal year 2017, the Company recognized losses on its hedge contracts of approximately $1.1 million which is reflected in Interest Expense in the Consolidated Statements of Income. At April 30, 2017, the fair value of the outstanding interest rate swaps was a deferred gain of $3.9 million. Based on the maturity date of the contract, the entire deferred gain as of April 30, 2017 was recorded within Other Long-Term Assets. On an annual basis, a hypothetical one percent change in interest rates for the $15 million of unhedged variable rate debt as of April 30, 2017 would affect net income and cash flow by approximately $0.1 million.

Foreign Exchange Rates:

Fluctuations in the currencies of countries where the Company operates outside the U.S. may have a significant impact on financial results. The Company is primarily exposed to movements in British pound sterling, euros, Canadian and Australian dollars, and certain currencies in Asia. The Statements of Financial Position of non-U.S. business units are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. The percentage of Consolidated Revenue for fiscal year 2017 recognized in the following currencies (on an equivalent U.S. dollar basis) were: approximately 54% U.S dollar; 29% British pound sterling; 8% euro and 9% other currencies.

The Company’s significant investments in non-U.S. businesses are exposed to foreign currency risk.  Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity under the caption Foreign Currency Translation Adjustment.  During fiscal year 2017, the Company recorded foreign currency translation losses in other comprehensive income of approximately $51.3 million primarily as a result of the strengthening of the U.S. dollar relative to the British pound sterling.

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

The Company may enter into forward exchange contracts to manage the Company’s exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Gains and Losses on the Consolidated Statements of Income, and carried at their fair value on the Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Gains and Losses. As of April 30, 2017, the Company did not maintain any open forward contracts. As of April 30, 2016, the Company had two open forward contracts with notional amounts of 31 million euros and 274 million pounds sterling to manage foreign currency exposures on intercompany loans. During fiscal years 2015 through 2017, the Company did not designate any forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities. As of April 30, 2016, the fair value of the open forward exchange contracts was a gain of approximately $1.3 million and recorded within Prepaid and Other current assets. The fair value of the open forward exchange contracts was measured on a recurring basis using Level 2 inputs.  For fiscal years 2017, 2016 and 2015, the gains (losses) recognized on the forward contracts were $59.0 million, $1.3 million, and $(11.2) million, respectively.

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

The Company’s book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 8% of total consolidated revenue and 15% of accounts receivable at April 30, 2017, the top 10 book customers account for approximately 14% of total consolidated revenue and approximately 28% of accounts receivable at April 30, 2017. The Company maintains approximately $25 million of trade credit insurance, subject to certain limitations, covering balances due from certain named customers which expires in May 2018.

Disclosure of Certain Activities Relating to Iran:

The European Union, Canada and United States have imposed sanctions on business relationships with Iran, including restrictions on financial transactions and prohibitions on direct and indirect trading with listed “designated persons.”  In fiscal year 2017, the Company recorded revenue and net profits of approximately $3.7 million and $0.6 million, respectively, related to the sale of scientific and medical content to certain publicly funded universities, hospitals and institutions that meet the definition of the “Government of Iran” as defined under section 560.304 of title 31, Code of Federal Regulations. The Company has assessed its business relationship and transactions with Iran and believes it is in compliance with the regulations governing the sanctions.  The Company intends to continue in these or similar sales as long as they continue to be consistent with all applicable sanctions-related regulations.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of April 30, 2017. Our evaluation of internal control over financial reporting did not include internal controls of the Atypon Systems, Inc., which we acquired on September 30, 2016. The aggregate amount of total assets and revenues for Atypon Systems, Inc. included in our consolidated financial statements as of and for the year ended April 30, 2017 was $118 million and $19 million, respectively.

Changes in Internal Control over Financial Reporting:

We are in the process of implementing a new global enterprise resource planning system (“ERP”) that will enhance our business and financial processes and standardize our information systems. We have completed the implementation of record-to-report, purchase-to-pay and several other business processes within all locations and will continue to roll out the ERP in phases over the next three years.

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

Except as described above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during fiscal year 2017.

The effectiveness of our internal control over financial reporting as of April 30, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

/s/ Matthew S. Kissner
Matthew S. Kissner
Interim President and Chief Executive Officer and
Chairman of the Board

/s/ John A. Kritzmacher
John A. Kritzmacher
Chief Financial Officer and
Executive Vice President, Technology and Operations

/s/ Christopher Caridi
Christopher Caridi
Senior Vice President, Controller and
Chief Accounting Officer

June 29, 2017

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
John Wiley & Sons, Inc.:

We have audited the accompanying consolidated statements of financial position of John Wiley & Sons, Inc. and subsidiaries (the “Company”) as of April 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income (loss), cash flows and shareholders’ equity for each of the years in the three-year period ended April 30, 2017. In connection with our audits of the consolidated financial statements, we also have audited Schedule II of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of John Wiley & Sons, Inc. and subsidiaries as of April 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), John Wiley & Sons, Inc. and subsidiaries’ internal control over financial reporting as of April 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated June 29, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. Such report contains an explanatory paragraph relating to the exclusion from management’s assessment of and from our evaluation of John Wiley and Sons, Inc. and subsidiaries’ internal control over financial reporting as of April 30, 2017 associated with the acquisition of Atypon Systems, Inc.

(signed) KPMG LLP

New York, New York

June 29, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
John Wiley & Sons, Inc.:

We have audited John Wiley & Sons, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of April 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, John Wiley & Sons, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

John Wiley & Sons, Inc. and subsidiaries’ acquired Atypon Systems, Inc. in September 2016, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of April 30, 2017, the Atypon Systems, Inc’s internal control over financial reporting, which is associated with total assets of $118 million and total revenues of $19 million included in the consolidated financial statements of the Company as of and for the year ended April 30, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Atypon Systems, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of John Wiley & Sons, Inc. and subsidiaries as of April 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income (loss), cash flows and shareholders’ equity for each of the years in the three-year period ended April 30, 2017, and our report dated June 29, 2017 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

New York, New York
June 29, 2017

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
John Wiley & Sons, Inc., and Subsidiaries	April 30,
Dollars in thousands	2017	2016
Assets:
Current Assets
Cash and cash equivalents	$58,516	$363,806
Accounts receivable	188,679	167,638
Inventories	47,852	57,779
Prepaid and other current assets	64,688	81,456
Total Current Assets	359,735	670,679

Product Development Assets	99,275	72,126
Technology, Property & Equipment	252,488	214,770
Intangible Assets	828,099	877,007
Goodwill	982,101	951,663
Income Tax Deposits	-	62,912
Other Non-Current Assets	84,519	71,939
Total Assets	$2,606,217	$2,921,096

Liabilities and Shareholders’ Equity:
Current Liabilities
Accounts and royalties payable	$139,206	$166,222
Deferred revenue	436,235	426,489
Accrued employment costs	98,185	97,902
Accrued income taxes	22,222	9,450
Accrued pension liability	5,776	5,492
Other accrued liabilities	86,232	76,252
Total Current Liabilities	787,856	781,807

Long-Term Debt	365,000	605,007
Accrued Pension Liability	214,597	224,170
Deferred Income Tax Liabilities	160,491	189,868
Other Long-Term Liabilities	75,136	83,138
Shareholders’ Equity
Preferred Stock, $1 par value: Authorized - 2 million, Issued - zero	-	-
Class A Common Stock, $1 par value: Authorized - 180 million,
Issued – 70,086,003	70,086	69,798
Class B Common Stock, $1 par value: Authorized - 72 million,
Issued – 13,095,667	13,096	13,392
Additional paid-in capital	387,896	368,698
Retained earnings	1,715,423	1,673,325
Accumulated other comprehensive (loss):
Foreign currency translation adjustment	(319,212)	(267,920)
Unamortized retirement costs, net of tax	(190,502)	(179,405)
Unrealized loss on interest rate swap, net of tax	2,427	(361)
	(507,287)	(447,686)
Less: Treasury Shares At Cost (Class A – 22,096,970 and 21,708,905;
Class B – 3,917,574 and 3,917,128)	(676,077)	(640,421)
Total Shareholders’ Equity	1,003,137	1,037,106
Total Liabilities and Shareholders’ Equity	$2,606,217	$2,921,096

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

John Wiley & Sons, Inc., and Subsidiaries	For the years ended April 30,
Dollars in thousands, except per share data	2017	2016	2015

Revenue	$1,718,530	$1,727,037	$1,822,440

Costs and Expenses
Cost of sales	460,756	466,177	499,683
Operating and administrative expenses	988,597	994,372	1,005,000
Restructuring charges	13,355	28,611	28,804
Amortization of intangibles	49,669	49,764	51,214
Total Costs and Expenses	1,512,377	1,538,924	1,584,701

Operating Income	206,153	188,113	237,739

Interest Expense	(16,938)	(16,707)	(17,077)
Foreign Exchange Transaction Gains (Losses)	421	473	1,742
Interest Income and Other	1,480	2,914	3,057

Income Before Taxes	191,116	174,793	225,461
Provision for Income Taxes	77,473	29,011	48,593

Net Income	$113,643	$145,782	$176,868

Earnings Per Share
Diluted	$1.95	$2.48	$2.97
Basic	1.98	2.51	3.01

Cash Dividends Per Share
Class A Common	$1.24	$1.20	$1.16
Class B Common	1.24	1.20	1.16

Average Shares
Diluted	58,199	58,734	59,594
Basic	57,337	57,998	58,733

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

John Wiley & Sons, Inc., and Subsidiaries	For the years ended April 30,
Dollars in thousands	2017	2016	2015

Net Income	$113,643	$145,782	$176,868

Other Comprehensive Loss:
Foreign currency translation adjustment	(51,292)	(21,066)	(180,190)
Unrealized retirement costs, net of tax benefit of $3,286, $8,807 and $15,779, respectively	(11,097)	(19,971)	(36,409)
Unrealized gain (loss) on interest rate swaps, net of tax (provision) benefit of $(1,709), $10 and $(157), respectively	2,788	(16)	257
Total Other Comprehensive Loss	(59,601)	(41,053)	(216,342)

Comprehensive Income (Loss)	$54,042	$104,729	$(39,474)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

John Wiley & Sons, Inc., and Subsidiaries	For the years ended April 30,
Dollars in thousands	2017	2016	2015
Operating Activities
Net Income	$113,643	$145,782	$176,868
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	49,669	49,764	51,214
Amortization of book composition and other product development costs	40,209	39,658	40,639
Depreciation of technology, property and equipment	66,683	66,427	62,072
Restructuring charges	13,355	28,611	28,804
Deferred income tax benefit on UK rate changes	(2,575)	(5,859)	-
Stock-based compensation expense	17,552	16,105	13,617
Excess tax benefits from stock-based compensation	(414)	(1,027)	(3,191)
Employee retirement plan expense	13,169	14,323	22,599
Royalty advances	(112,370)	(110,135)	(104,876)
Earned royalty advances	114,647	109,102	110,054
Unfavorable tax settlement	49,029	-	-
One-time pension settlement	8,842	-	-
Other non-cash (credits) charges	(6,871)	1,463	(8,046)
Income tax deposits	-	(1,151)	(5,280)
Changes in Operating Assets and Liabilities
Source (Use), excluding acquisitions
Accounts receivable	(29,886)	(14,456)	4,488
Inventories	8,003	3,571	9,696
Accounts and royalties payable	(19,857)	3,997	31,305
Deferred revenue	22,692	66,983	3,913
Income taxes payable	19,479	(7,091)	8,330
Restructuring payments	(22,854)	(29,864)	(32,341)
Other accrued liabilities	10,908	14,968	(10,901)
Employee retirement plan contributions	(39,687)	(34,214)	(28,503)
Other	1,135	(7,000)	(15,339)
Cash Provided by Operating Activities	314,501	349,957	355,122
Investing Activities
Book composition and other product development spending	(37,559)	(37,272)	(39,421)
Additions to technology, property and equipment	(110,700)	(93,705)	(69,121)
Acquisitions, net of cash acquired	(154,766)	(20,418)	(172,229)
Proceeds from settlement of foreign exchange forward contracts	60,417	-	-
Proceeds from sale of consumer publishing programs	-	-	1,100
Cash Used for Investing Activities	(242,608)	(151,395)	(279,671)
Financing Activities
Repayment of long-term debt	(923,007)	(460,085)	(711,654)
Repayment of short-term debt	-	(150,000)	-
Borrowings of long-term debt	683,000	415,000	659,369
Borrowing of short-term debt	-	50,000	100,000
Purchase of treasury stock	(50,326)	(69,977)	(61,981)
Change in book overdrafts	(214)	1,725	(6,711)
Cash dividends	(71,545)	(69,896)	(68,498)
Debt financing costs	-	(3,362)	-
Net proceeds (payments) from exercise of stock options and other	15,506	(95)	25,326
Excess tax benefits from stock-based compensation	414	1,027	3,191
Cash Used for Financing Activities	(346,172)	(285,663)	(60,958)
Effects of Exchange Rate Changes on Cash	(31,011)	(6,534)	(43,429)
Cash and Cash Equivalents
Decrease for year	(305,290)	(93,635)	(28,936)
Balance at beginning of year	363,806	457,441	486,377
Balance at end of year	58,516	363,806	457,441
Cash Paid During the Year for
Interest	$15,733	$15,050	$14,875
Income taxes, net	$33,674	$38,579	$45,646

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

John Wiley & Sons, Inc., and Subsidiaries	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comp- rehensive Loss	Total Share- holder’s Equity
Dollars in thousands

Balance at April 30, 2014	$69,798	$13,392	$327,588	$1,489,069	$(527,308)	$(190,291)	$1,182,248

Restricted Shares Issued under Stock-based Compensation Plans			(3,471)		4,085		614
Proceeds from Exercise of Stock Options and Other			12,093		13,230		25,323
Excess Tax Benefits from Stock-based Compensation			3,191				3,191
Stock-based Compensation Expense			13,617				13,617
Purchase of Treasury Shares					(61,981)		(61,981)
Class A Common Stock Dividends				(57,541)			(57,541)
Class B Common Stock Dividends				(10,957)			(10,957)
Comprehensive Income (Loss)				176,868		(216,342)	(39,474)

Balance at April 30, 2015	$69,798	$13,392	$353,018	$1,597,439	$(571,974)	$(406,633)	$1,055,040

Restricted Shares Issued under Stock-based Compensation Plans			(3,152)		3,325		173
Net (Payments)/Proceeds from Exercise of Stock Options and Other			1,700		(1,795)		(95)
Excess Tax Benefits from Stock-based Compensation			1,027				1,027
Stock-based Compensation Expense			16,105				16,105
Purchase of Treasury Shares					(69,977)		(69,977)
Class A Common Stock Dividends				(58,658)			(58,658)
Class B Common Stock Dividends				(11,238)			(11,238)
Comprehensive Income (Loss)				145,782		(41,053)	104,729

Balance at April 30, 2016	$69,798	$13,392	$368,698	$1,673,325	$(640,421)	$(447,686)	$1,037,106

Restricted Shares Issued under Stock-based Compensation Plans			(7,617)		8,013		396
Net (Payments)/Proceeds from Exercise of Stock Options and Other			8,849		6,657		15,506
Excess Tax Benefits from Stock-based Compensation			414				414
Stock-based Compensation Expense			17,552				17,552
Purchase of Treasury Shares					(50,326)		(50,326)
Class A Common Stock Dividends				(60,143)			(60,143)
Class B Common Stock Dividends				(11,402)			(11,402)
Common Stock Class Conversions	288	(296)					(8)
Comprehensive Income (Loss)				113,643		(59,601)	54,042

Balance at April 30, 2017	$70,086	$13,096	$387,896	$1,715,423	$(676,077)	$(507,287)	$1,003,137

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

The Company is a global research and learning company. Through its Research segment, the Company provides scientific, technical, medical, and scholarly journals, as well as related content and services, to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals.  The Publishing segment provides scientific, professional, and education books and related content in print and digital formats, as well as test preparation services and course workflow tools, to libraries, corporations, students, professionals, and researchers.  The Solutions segment provides online program management services for higher education institutions and learning, development, and assessment services for businesses and professionals. The Company’s operations are primarily located in the United States, Canada, United Kingdom, Germany, Singapore and Australia.

Effective August 1, 2016, the Company completed a number of changes to its organizational structure that resulted in a change in how the Company manages its business, allocates resources and measures performance. As a result, the Company has revised its reportable segments to reflect how management currently reviews financial information and makes operating decisions. Refer to Note 18, “Segment Information” for additional information on the changes in reportable segments. All prior period amounts have been adjusted to reflect the reportable segment change.

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

Book Overdrafts: Under the Company’s cash management system, a book overdraft balance exists for the Company’s primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in individual bank accounts. The Company’s funds are transferred from other existing bank account balances or from lines of credit as needed to fund checks presented for payment.  As of April 30, 2017 and 2016, book overdrafts of $17.6 million and $17.8 million, respectively, were included in Accounts and Royalties Payable in the Consolidated Statements of Financial Position.

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

The Company transitioned from issue-based to time-based digital journal subscription agreements starting in calendar year 2016. Under this new model, the Company provides access to all journal content published within a calendar year and recognizes revenue on a straight-line basis over the calendar year. Under the Company’s previous licensing model, a customer subscribed to a discrete number of online journal issues and revenue was recognized as each issue was made available online. The Company made these changes to simplify the contracting and administration of its digital journal subscriptions.

When a product is sold with multiple deliverables, the Company accounts for each deliverable within the arrangement as a separate unit of accounting due to the fact that each deliverable is also sold on a stand-alone basis. The total consideration of a multiple-element arrangement is allocated to each unit of accounting based on the price charged by the Company when it is sold separately. The Company’s multiple deliverable arrangements principally include WileyPLUS, an online course management tool which includes a complete print or digital textbook for the course; negotiated licenses for bundles of digital content available on Wiley Online Library, the online publishing platform for the Company’s Research business; and test preparation, assessment, certification and training services which can include bundles of print and digital content and online workflow solutions.

The Company enters into contracts for the resale of its content through a third party where the Company is not the primary obligor of the arrangement because it is not responsible for fulfilling the customer’s order;  handling customer requests or claims; and/or maintains credit risk. The Company recognizes revenue for the sale of its content, net of any commission owed to the third party seller, or taxes, which are remitted to government authorities.

Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of three months or less and are stated at cost plus accrued interest, which approximates market value.

Allowance for Doubtful Accounts: The estimated allowance for doubtful accounts is based on a review of the aging of the accounts receivable balances, historical write-off experience, credit evaluations of customers and current market conditions. A change in the evaluation of a customer’s credit could affect the estimated allowance. The allowance for doubtful accounts is shown as a reduction of Accounts Receivable in the Consolidated Statements of Financial Position and amounted to $7.2 million and $7.3 million as of April 30, 2017 and 2016, respectively.

Sales Return Reserves: The process which the Company uses to determine its sales returns and the related reserve provision charged against revenue is based on applying an estimated return rate to current year returnable print book sales. This rate is based upon an analysis of actual historical return experience in the various markets and geographic regions in which the Company does business. The Company collects, maintains and analyzes significant amounts of sales returns data for large volumes of homogeneous transactions. This allows the Company to make reasonable estimates of the amount of future returns. All available data is utilized to identify the returns by market and as to which fiscal year the sales returns apply. This enables management to track the returns in detail and identify and react to trends occurring in the marketplace, with the objective of being able to make the most informed judgments possible in setting reserve rates. Associated with the estimated sales return reserves, the Company also includes a related reduction in inventory and royalty costs as a result of the expected returns. Net print book sales return reserves amounted to $24.3 million and $19.9 million as of April 30, 2017 and 2016, respectively.

The reserves are reflected in the following accounts of the Consolidated Statements of Financial Position – (decrease) increase as of April 30:
	2017	2016
Accounts Receivable	$(34,769)	$(29,447)
Inventories	$4,727	4,924
Accounts and Royalties Payable	$(5,741)	(4,662)
Decrease in Net Assets	$(24,300)	$(19,861)

Inventories: Inventories are carried at the lower of cost or market. U.S. book inventories aggregating $31.5 million and $31.0 million at April 30, 2017 and 2016, respectively, are valued using the last-in, first-out (LIFO) method.  All other inventories are valued using the first-in, first-out (FIFO) method.

Reserve for Inventory Obsolescence: A reserve for inventory obsolescence is estimated based on a review of damaged, obsolete, or otherwise unsalable inventory. The review encompasses historical unit sales trends by title; current market conditions, including estimates of customer demand compared to the number of units currently on hand; and publication revision cycles. The inventory obsolescence reserve is reported as a reduction of the Inventories balance in the Consolidated Statements of Financial Position and amounted to $21.1 million and $22.0 million as of April 30, 2017 and 2016, respectively.

Product Development Assets:  Product development assets consist of book composition costs, royalty advances and other product development costs. Costs associated with developing a book publication are expensed until the product is determined to be commercially viable. Book composition costs represent the costs incurred to bring an edited commercial manuscript to publication, which include typesetting, proofreading, design, illustration costs, and digital formatting. Book composition costs are capitalized and are generally amortized on a double-declining basis over their estimated useful lives, ranging from 1 to 3 years. Royalty advances are capitalized and, upon publication, are expensed as royalties earned based on sales of the published works.  Royalty advances are reviewed for recoverability and a reserve for loss is maintained, if appropriate. Other product development costs represent the costs incurred in developing software, platforms and digital content to be sold and licensed to third parties. Other product development costs are capitalized and generally amortized on a straight-line basis over their estimated useful lives. As of April 30, 2017, the weighted average estimated useful life of other product development costs was approximately 5 years.

Shipping and Handling Costs: Costs incurred for third party shipping and handling are reflected in the Operating and Administrative Expenses line item in the Consolidated Statements of Income. The Company incurred $39.1 million, $40.5 million, and $42.5 million in shipping and handling costs in fiscal years 2017, 2016 and 2015, respectively.

Advertising Expense: Advertising costs are expensed as incurred. The Company incurred $61.4 million, $54.1 million and $40.8 million in advertising costs in fiscal years 2017, 2016 and 2015, respectively.

Technology, Property and Equipment: Technology, property and equipment is recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred.

Technology, property and equipment is depreciated using the straight-line method based upon the following estimated useful lives: Computer Software – 3 to 10 years; Computer Hardware - 3 to 5 years; Buildings and Leasehold Improvements – the lesser of the estimated useful life of the asset up to 40 years or the duration of the lease; Furniture, Fixtures and Warehouse Equipment - 3 to 10 years.

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

Goodwill and Indefinite-lived Intangible Assets: Goodwill is the excess of the purchase price paid over the fair value of the net assets of the business acquired.  Indefinite-lived intangible assets primarily consist of brands, trademarks, content and publishing rights and are typically characterized by intellectual property with a long and well-established revenue stream resulting from strong and well-established imprint/brand recognition in the market. Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment, or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company evaluates the recoverability of indefinite-lived intangible assets by comparing the fair value of the intangible asset to its carrying value. To estimate the fair value of its goodwill and indefinite-lived intangible assets, the Company uses either discounted cash flows or revenue multiples for comparable transactions in the marketplace.

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

Intangible assets with finite lives as of April 30, 2017 are amortized on a straight line basis over the following weighted average estimated useful lives: content and publishing rights – 31 years; customer relationships – 20 years; brands and trademarks – 15 years; non-compete agreements – 5 years.

Assets with finite lives are only evaluated for impairment upon a significant change in the operating or macroeconomic environment.  In these circumstances, if an evaluation of the projected undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value based on the discounted future cash flows.

Derivative Financial Instruments: The Company, from time to time, enters into foreign exchange forward and interest rate swap contracts as a hedge against foreign currency asset and liability commitments, changes in interest rates and anticipated transaction exposures, including intercompany purchases. All derivatives are recognized as assets or liabilities and measured at fair value.  Derivatives that are not determined to be effective hedges are adjusted to fair value with a corresponding adjustment to earnings. The Company does not use financial instruments for trading or speculative purposes.

Foreign Currency Gains/Losses: The Company maintains operations in many non-U.S. locations. Assets and liabilities are translated into U.S. dollars using end of period exchange rates and revenues and expense are translated into U.S. dollars using weighted average rates. The Company’s significant investments in non-U.S. businesses are exposed to foreign currency risk. Foreign currency translation adjustments are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders’ Equity. During fiscal year 2017, the Company recorded $51.3 million of foreign currency translation losses primarily due to the strengthening of the U.S. dollar relative to the British pound sterling. Foreign currency transaction gains or losses are recognized in the Consolidated Statements of Income as incurred.

Stock-Based Compensation: The Company recognizes stock-based compensation expense based on the fair value of the stock-based awards on the grant date, reduced by an estimate for future forfeited awards.  As such, stock-based compensation expense is only recognized for those awards that are expected to ultimately vest. The fair value of stock-based awards is recognized in net income on a straight-line basis over the requisite service period. Stock-based compensation expense associated with performance-based stock awards is based on actual financial results for targets established three years in advance. The cumulative effect on current and prior periods of a change in the estimated number of performance share awards, or estimated forfeiture rate, is recognized as an adjustment to earnings in the period of the revision.

Recently Issued Accounting Standards:

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-09 “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies when changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is only required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. The standard is effective for the Company on May 1, 2018, with early adoption permitted. The new guidance must be applied prospectively to awards modified on or after the adoption date. The future impact of ASU 2017-09 will be dependent on the nature of future stock award modifications.

In March 2017, the FASB issued ASU 2017-07 “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The guidance requires that the service cost component of net pension and postretirement benefit costs be reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period, while the other components of net benefit costs must be reported separately from the service cost component and below operating income. The guidance also allows only the service cost component to be eligible for capitalization when applicable. The standard is effective for the Company on May 1, 2018, with early adoption permitted. The new guidance must be applied retrospectively for the presentation of net benefit costs in the income statement and prospectively for the capitalization of the service cost component of net benefit costs. Although the Company does not expect the standard to have an impact on its consolidated net income, the Company’s net pension and postretirement costs for fiscal year 2017 include approximately $2.8 million of net benefit expense that will be reclassified from operating income to a line item below operating income upon adoption.

In January 2017, the FASB issued ASU 2017-04 “Intangibles – Goodwill and Other (Topic 350): “Simplifying the Test for Goodwill Impairment”, which simplifies the measurement of a potential goodwill impairment charge by eliminating the requirement to calculate an implied fair value of the goodwill based on the fair value of a reporting unit’s other assets and liabilities. The new guidance eliminates the implied fair value method and instead measures a potential impairment charge based on the excess of a reporting unit’s carrying value compared to its fair value. The impairment charge cannot exceed the total amount of goodwill allocated to that reporting unit. The standard is effective for the Company on May 1, 2020, with early adoption permitted. Based on the Company’s most recent annual goodwill impairment test completed in fiscal year 2017, the Company expects no initial impact on adoption.

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

In October 2016, the FASB issued ASU 2016-16 “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which simplifies the accounting for the income tax consequences of intra-entity transfers of assets other than inventory.  Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The new guidance states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this standard eliminate the exception for an intra-entity transfer of an asset other than inventory. The standard is effective for the Company on May 1, 2018, with early adoption permitted. The Company expects no initial impact upon adoption.

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

In March 2016, the FASB issued ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplifies the accounting for share-based payment transactions, including income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance also allows an entity to make an accounting policy election to account for forfeitures when they occur or to estimate the number of awards that are expected to vest with a subsequent true up to actual forfeitures (current GAAP). The standard is effective for the Company on May 1, 2017, with early adoption permitted. The Company will adopt the standard on a prospective basis on May 1, 2017 and plans to continue estimating expected forfeitures.

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

In November 2015, the FASB issued ASU 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”, to simplify the presentation of deferred income taxes. The amendments in this update require that all deferred tax assets and liabilities, including those previously classified as current, be classified as noncurrent in a classified statement of financial position. The amendments in the standard will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (“IFRS”). The Company adopted the new guidance on a prospective basis effective April 30, 2017. Accordingly, prior period accounts were not adjusted. The adoption had no impact on the Company’s results of operations or statement of cash flows.

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

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers" (Topic 606) (“ASU 2014-09”), and the International Accounting Standards Board (“IASB”) published its equivalent standard, IFRS 15, “Revenue from Contracts with Customers”. These joint comprehensive new revenue recognition standards will supersede most existing revenue recognition guidance and are intended to improve and converge revenue recognition and related financial reporting requirements. The standard is effective for the Company on May 1, 2018. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “cumulative effect” adoption, meaning the standard is applied only to the most current period presented in the financial statements. Subsequently, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations” (“ASU 2016-08”), ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing” (“ASU 2016-10”), ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) – Narrow Scope Improvements and Practical Expedients” (“ASU 2016-12”), and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), which provide clarification and additional guidance related to ASU 2014-09. The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20 with ASU 2014-09. The Company is utilizing a comprehensive approach to assess the impact of the guidance on its contract portfolio by reviewing its current accounting policies and practices to identify potential differences that would result from applying the new requirements to its revenue contracts and is currently evaluating the effect that implementation of this standard will have on its consolidated financial position and results of operations.  The Company currently plans to adopt the standard on May 1, 2018 using the cumulative effect method.

Note 3 – Reconciliation of Weighted Average Shares Outstanding

A reconciliation of the shares used in the computation of earnings per share for the years ended April 30 follows (in thousands):
	2017	2016	2015
Weighted Average Shares Outstanding	57,531	58,253	59,004
Less: Unearned Restricted Shares	(194)	(255)	(271)
Shares Used for Basic Earnings Per Share	57,337	57,998	58,733
Dilutive Effect of Stock Options and Other Stock Awards	862	736	861
Shares Used for Diluted Earnings Per Share	58,199	58,734	59,594

Since their inclusion in the calculation of diluted earnings per share would have been anti-dilutive, options to purchase 301,527, 336,803 and 178,144 shares of Class A Common Stock have been excluded for fiscal years 2017, 2016 and 2015, respectively. In addition, for fiscal years 2016 and 2015 unearned restricted shares of 15,200 and 2,500, respectively, have been excluded as their inclusion would have been anti-dilutive.

Note 4- Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by component, net of tax, for the fiscal years ended April 30, 2017 and 2016 were as follows (in thousands):

	Foreign	Unamortized	Interest
	Currency	Retirement	Rate
	Translation	Costs	Swaps	Total
Balance at April 30, 2015	$(246,854)	$(159,434)	$(345)	$(406,633)
Other comprehensive loss before reclassifications	(21,066)	(24,930)	(569)	(46,565)
Amounts reclassified from Accumulated Other Comprehensive loss	-	4,959	553	5,512
Total other comprehensive loss	(21,066)	(19,971)	(16)	(41,053)
Balance at April 30, 2016	$(267,920)	$(179,405)	$(361)	$(447,686)
Other comprehensive (loss) income before reclassifications	(51,292)	(18,458)	2,735	(67,015)
Amounts reclassified from Accumulated Other Comprehensive loss	-	7,361	53	7,414
Total other comprehensive (loss) income	(51,292)	(11,097)	2,788	(59,601)
Balance at April 30, 2017	$(319,212)	$(190,502)	$2,427	$(507,287)

For the fiscal years ended April 30, 2017 and 2016, pre-tax actuarial losses included in Unamortized Retirement Costs of approximately $11.1 million and $6.2 million, respectively, were amortized from Accumulated Other Comprehensive Loss and recognized as pension expense in Operating and Administrative Expenses in the Consolidated Statements of Income.

Note 5 – Acquisitions

Atypon:

On September 30, 2016, the Company acquired the net assets of Atypon Systems, Inc. (“Atypon”), a Silicon Valley-based publishing-software company, for approximately $121 million in cash, net of cash acquired. Atypon is a publishing software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market and manage their content on the web. Atypon is headquartered in Santa Clara, CA, with approximately 260 employees in the U.S. and EMEA. Atypon provides services through Literatum, an innovative platform that primarily serves the scientific, technical, medical and scholarly industry. This software gives publishers direct control over how their content is displayed, promoted and monetized on the web. Atypon generated over $31 million in calendar year 2015 revenue. Literatum hosts nearly 9,000 journals, 13 million journal articles and more than 1,800 publication web sites for over 1,500 societies and publishers, accounting for a third of the world’s English-language scholarly journal articles. The $121 million purchase price was allocated on a preliminary basis mainly to identifiable long-lived intangible assets, including customer relationships ($14 million), software ($28 million), goodwill ($70 million) and trademarks ($6 million), with the remainder allocated to working capital ($3 million). The fair value of intangible assets and technology acquired was based on management’s assessment performed with the assistance of a third party valuation consultant. Goodwill represents the excess of the purchase price over the fair value of net assets acquired and comprises the estimated value of Atypon’s workforce, unidentifiable intangible assets and the fair value of expected synergies. The identifiable long-lived intangible assets with definitive lives are primarily amortized over a weighted average estimated useful life of approximately 12 years. The Company expects to finalize its purchase accounting for Atypon by September 30, 2017. Atypon’s revenue and operating loss included in the Company’s results for fiscal year 2017 were $19.1 million and $3.5 million, respectively.

CrossKnowledge:

On May 1, 2014, the Company acquired CrossKnowledge Group Limited (“CrossKnowledge”) for approximately $166 million in cash, net of cash acquired. CrossKnowledge is a learning solutions provider focused on leadership and managerial skills development that offers subscription-based, digital learning solutions for global corporations, universities, and small and medium-sized enterprises. CrossKnowledge’s solutions include a variety of managerial and leadership skills assessments, courses, certifications, content and executive training programs that are delivered on a cloud-based LMS platform with over 19,000 learning objects in 17 languages. CrossKnowledge serves over seven million end-users in 80 countries. For fiscal years 2017, 2016 and 2015 CrossKnowledge’s revenue included in Wiley’s results was $60.1 million, $50.7 million and $42.0 million, respectively.

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

Fiscal years 2017, 2016 and 2015 also include approximately $34 million, $20 million and $6 million, respectively, related to acquisitions of publication rights for society journals.

Note 6 – Restructuring Charges

In fiscal years 2017, 2016 and 2015, the Company recorded pre-tax restructuring charges of $13.4 million ($0.15 per share),  $28.6 million ($0.32 per share) and $28.8 million ($0.34 per share), respectively, which are reflected in the Restructuring Charges line item in the Consolidated Statements of Income and described in more detail below:

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

The following tables summarize the pre-tax restructuring charges related to this program (in thousands):

	2017	2016	2015	Total Charges Incurred to Date
Charges by Segment:
Research	$1,949	$2,982	$4,555	$20,156
Publishing	1,596	4,507	5,956	32,488
Solutions	1,787	1,042	-	2,552
Shared Services	8,023	20,080	18,293	82,748
Total Restructuring Charges	$13,355	$28,611	$28,804	$137,944

Charges by Activity:
Severance	$8,386	$16,443	$17,093	$87,590
Process Reengineering Consulting	148	7,191	301	18,814
Other Activities	4,821	4,977	11,410	31,540
Total Restructuring Charges	$13,355	$28,611	$28,804	$137,944

Other Activities reflects leased facility consolidations, contract termination costs and the curtailment of certain defined benefit pension plans.

The following table summarizes the activity for the Restructuring and Reinvestment Program liability for fiscal year 2017 (in thousands):
				Foreign
	April 30,			Translation &	April 30,
	2016	Charges	Payments	Reclassification	2017
Severance	$16,657	$8,386	$(14,116)	$(845)	$10,082
Process Reengineering Consulting	-	148	(148)	-	-
Other Activities	11,852	4,821	(8,590)	4,625	12,708
Total	$28,509	$13,355	$(22,854)	$3,780	$22,790

The restructuring liability for accrued severance costs is reflected in Accrued Employment Costs in the Consolidated Statements of Financial Position. Approximately $2.7 million and $10.0 million of the Other Activities are reflected in Other Accrued Liabilities and Other Long-Term Liabilities, respectively.

Note 7 – Inventories

Inventories at April 30 were as follows (in thousands):

	2017	2016
Finished Goods	$38,329	$45,170
Work-in-Process	7,078	7,592
Paper and Other Materials	650	4,867
	46,057	57,629
Inventory Value of Estimated Sales Returns	4,727	4,924
LIFO Reserve	(2,932)	(4,774)
Total Inventories	$47,852	$57,779

See Note 2, Summary of Significant Accounting Policies - Sales Return Reserves for a discussion of the Inventory Value of Estimated Sales Returns. Finished Goods are net of a reserve for inventory obsolescence of $21.1 million and $22.0 million as of April 30, 2017 and 2016, respectively. During fiscal year 2017, the Company outsourced the majority of its paper inventory management to third party printers which drove the decline in Paper, Cloth and Other above.

Note 8 – Product Development Assets

Product development assets consisted of the following at April 30 (in thousands):

	2017	2016
Book Composition Costs	$28,884	$34,697
Royalty Advances	28,320	31,182
Other Product Development Costs	42,071	6,247
Total	$99,275	$72,126

Book composition costs are net of accumulated amortization of $172.6 million and $179.6 million as of April 30, 2017 and 2016, respectively. Other Product Development Costs are net of accumulated amortization of $26.4 million and $19.7 million as of April 30, 2017 and 2016, respectively. The increase in Other Product Development Costs was principally due to the Atypon acquisition ($28 million) and other spending to support business growth.

Note 9 – Technology, Property and Equipment

Technology, property and equipment consisted of the following at April 30 (in thousands):

	2017	2016
Capitalized Software	$373,456	$418,865
Computer Hardware	60,467	121,103
Buildings and Leasehold Improvements	103,774	84,923
Furniture, Fixtures and Warehouse Equipment	55,106	54,607
Land and Land Improvements	3,354	3,726
	596,157	683,224
Accumulated Depreciation	(343,669)	(468,454)
Total	$252,488	$214,770

The net book value of capitalized software costs was $192.7 million and $151.5 million as of April 30, 2017 and 2016, respectively. Depreciation expense recognized in fiscal years 2017, 2016, and 2015 for capitalized software costs was approximately $48.3 million, $49.6 million and $42.1 million, respectively. In fiscal year 2017, the Company wrote off approximately $178.1 million of fully depreciated capitalized software and computer hardware that were no longer in use.

Note 10 - Goodwill and Intangible Assets

The following table summarizes the activity in goodwill by segment as of April 30 (in thousands):

	2016	Acquisitions	Foreign Translation Adjustment	2017
Research	$406,395	69,867	$(38,334)	$437,928
Publishing	284,217	-	(1,025)	283,192
Solutions	261,051	3,405	(3,475)	260,981
Total	$951,663	$73,272	$(42,834)	$982,101

Intangible assets as of April 30 were as follows (in thousands):

	2017		2016
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible Assets with Determinable Lives
Content and Publishing Rights	$775,520	$(353,923)	$790,055	$(333,174)
Customer Relationships	233,872	(64,756)	224,839	(54,677)
Brands & Trademarks	35,554	(18,359)	30,116	(15,713)
Covenants not to Compete	2,377	(1,420)	1,687	(1,011)
	1,047,323	(438,458)	1,046,697	(404,575)
Intangible Assets with Indefinite Lives
Brands & Trademarks	135,061	-	147,683	-
Content and Publishing Rights	84,173	-	87,202	-
	$1,266,557	$(438,458)	$1,281,582	$(404,575)

Based on the current amount of intangible assets subject to amortization and assuming current foreign exchange rates, the estimated amortization expense for each of the succeeding five fiscal years are as follows: 2018 – $47.2 million; 2019 - $45.6 million; 2020 - $41.1 million; 2021 - $38.4 million and 2022 - $33.9 million.

Note 11 - Income Taxes

The provisions for income taxes for the years ended April 30 were as follows (in thousands):

	2017	2016	2015
Current Provision
US – Federal	$912	$(5,365)	$27,137
International	105,228	31,958	27,613
State and Local	100	1,657	1,007
Total Current Provision	$106,240	$28,250	$55,757
Deferred Provision (Benefit)
US – Federal	$(13,852)	$6,625	$(7,554)
International	(15,330)	(6,459)	606
State and Local	415	595	(216)
Total Deferred (Benefit)	$(28,767)	$761	$(7,164)
Total Provision	$77,473	$29,011	$48,593

International and United States pretax income for the years ended April 30 were as follows (in thousands):

	2017	2016	2015
International	$192,910	$159,152	$165,085
United States	(1,794)	15,641	60,376
Total	$191,116	$174,793	$225,461

The Company’s effective income tax rate as a percentage of pretax income differed from the U.S. federal statutory rate as shown below:

	2017	2016	2015
U.S. Federal Statutory Rate	35.0%	35.0%	35.0%
German Tax Litigation Expense	25.7	-	-
Benefit from Lower Taxes on Non-U.S. Income	(12.7)	(14.6)	(11.9)
State Income Taxes, Net of U.S. Federal Tax Benefit	0.1	0.8	0.3
Deferred Tax Benefit From Statutory Tax Rate Change	(1.3)	(3.4)	-
Tax Credits and Related Benefits	(6.2)	(1.6)	(0.3)
Tax Adjustments and Other	(0.1)	0.4	(1.5)
Effective Income Tax Rate	40.5%	16.6%	21.6%

Note: A substantial portion of the Company’s income is earned outside the U.S. in jurisdictions with lower statutory income tax rates than the U.S. including: U.K. (62%), Germany (26%) and Australia (7%).

Deferred Tax Benefit from Statutory Tax Rate Change:  In fiscal year 2016, the U.K. reduced its statutory rate to 19% beginning April 1, 2017 and 18% beginning April 1, 2020; and in fiscal year 2017, the U.K. further reduced its statutory rate beginning on April 1, 2020, from 18% to 17%. This resulted in a non-cash deferred tax benefit from the re-measurement of the Company’s applicable U.K. deferred tax balances of $5.9 million ($0.10 per share) in fiscal year 2016 and $2.6 million ($0.04 per share) in fiscal year 2017.

Tax Adjustments and Other:  In fiscal year 2017, the Company did not record any tax benefits related to the expiration of the statute of limitations or favorable resolutions of federal, state and foreign tax matters with tax authorities.  In fiscal years 2016 and 2015, the Company recorded tax benefits of $1.3 million and $0.7 million, respectively, related to such matters. In addition, in fiscal year 2015, the Company recognized a non-recurring tax benefit of $3.1 million related to tax deductions claimed on the write-up of certain foreign tax assets to fair market value.

Accounting for Uncertainty in Income Taxes:

As of April 30, 2017 and April 30, 2016, the total amount of unrecognized tax benefits were $6.1 million and $19.9 million, respectively, of which $0.4 million and $3.5 million represented accruals for interest and penalties recorded as additional tax expense in accordance with the Company’s accounting policy. Within the income tax provision for both fiscal years 2017 and 2016, the Company recorded net interest expense on reserves for unrecognized and recognized tax benefits of $0.3 million and $0.5 million respectively. As of April 30, 2017 and April 30, 2016, the total amount of unrecognized tax benefits that would reduce the Company’s income tax provision, if recognized, were approximately $6.1 million and $19.9 million, respectively. During the year ended April 30, 2017, the Company’s tax position with respect to certain assets in Germany was finally rejected by the German Federal Fiscal Court (see below).  Substantially all of the reduction for prior year tax positions in the table below relates to the resolution of that matter. The Company does not expect any significant changes to the unrecognized tax benefits within the next twelve months.

A reconciliation of the unrecognized tax benefits included within the Other Long-Term Liabilities line item in the Consolidated Statements of Financial Position follows (in thousands):

	2017	2016
Balance at May 1st	$19,863	$19,349
Additions for Current Year Tax Positions	2,566	1,077
Additions for Prior Year Tax Positions	31,802	533
Reductions for Prior Year Tax Positions	-	(214)
Foreign Translation Adjustment	(419)	569
Payments and Settlements	(47,688)	(132)
Reductions for Lapse of Statute of Limitations	-	(1,319)
Balance at April 30th	$6,124	$19,863

Tax Audits:

The Company files income tax returns in the U.S. and various states and non-U.S. tax jurisdictions. The Company’s major taxing jurisdictions include the United States, the United Kingdom and Germany. The Company is no longer subject to income tax examinations for years prior to fiscal year (2010) in the major jurisdictions in which the Company is subject to tax. The Company’s last completed U.S. federal audit was for fiscal years 2011 through 2013, which resulted in minimal adjustments related to temporary differences.

In fiscal year 2003, the Company reorganized several of its German subsidiaries into a new operating entity which enabled the Company to increase (“step-up”) the tax deductible net asset basis in certain assets and claim additional tax amortization deductions over 15 years beginning that fiscal year.

In May 2012, as part of its routine tax audit process, the German tax authorities challenged the Company’s tax position. In September 2014, the Company filed an appeal with the local finance court.  As required by German law, the Company paid all contested taxes and the related interest to avail itself of its right to defend its position. The Company made all required payments with cumulative total deposits of 56.6 million euros, including interest.

In October 2014, the Company received an unfavorable decision from the local finance court, which the Company appealed in January 2015 to the German Federal Fiscal Court. On September 26, 2016, the Company learned that the court denied the Company’s appeal and its tax position. No further appeals are available.  As a result, the Company forfeited its deposit and incurred an income tax charge of approximately $49 million ($0.85 per share).  This one-time charge is included in the Company’s income tax expense for fiscal year 2017.

Deferred Taxes:

Deferred taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. During the period ended April 30, 2017, the Company adopted ASU 2015-17 on a prospective basis.  ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company elected to adopt this standard prospectively and thus prior period balances were not adjusted. See Note 2 – Summary of Significant Accounting Policies – Recently Issued Accounting Standards.

It is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. The significant components of deferred tax assets and liabilities at April 30 were as follows (in thousands):

	2017	2016
Net Operating Losses	$5,453	$3,148
Reserve for Sales Returns and Doubtful Accounts	8,331	6,075
Accrued Employee Compensation	34,305	29,550
Foreign and Federal Credits	15,472	-
Other Accrued Expenses	14,303	14,842
Retirement and Post-Employment Benefits	56,633	64,438
Total Gross Deferred Tax Assets	$134,497	$118,053
Less Valuation Allowance	(1,300)	-
Total Deferred Tax Assets	$133,197	$118,053

Prepaid Expenses and Other Current Assets	$(16,385)	$(5,349)
Intangible and Fixed Assets	(272,008)	(288,769)
Total Deferred Tax Liabilities	$(288,393)	$(294,118)

Net Deferred Tax Liabilities	$(155,196)	$(176,065)

Reported As
Current Deferred Tax Assets	$-	$11,126
Non-current Deferred Tax Assets	5,295	2,677
Non-current Deferred Tax Liabilities	160,491	189,868
Net Deferred Tax Liabilities	$155,196	$176,065

The decrease in net deferred tax liabilities is primarily attributable to foreign and federal credit carryforwards related to the fiscal year ended April 30, 2017. We have concluded that it is more likely than not that we will realize substantially all of the net deferred tax assets at April 30, 2017. In assessing the need for a valuation allowance, we take into account related deferred tax liabilities and estimated future reversals of existing temporary differences, future taxable earnings and tax planning strategies to determine which deferred tax assets are more likely than not to be realized in the future. Changes to tax laws, statutory tax rates and future taxable earnings can have an impact on our valuation allowances.

A valuation allowance has been provided based on the uncertainty of utilizing the tax benefits related to our deferred tax assets for state net operating loss carry forwards.  As of April 30, 2017, we have apportioned state net operating loss carryforwards totaling $51 million, with a tax effected value of $2.7 million net of federal benefits, expiring in various amounts over one to 20 years.

Pretax earnings of a non-U.S. subsidiary or affiliate are subject to U.S. taxation when repatriated. The Company intends to reinvest earnings outside the U.S. except in instances where repatriating such earnings would result in no additional tax. Accordingly, the Company has not recognized U.S. tax expense on non-U.S. earnings. At April 30, 2017, the accumulated undistributed earnings of non-U.S. subsidiaries approximated $275 million. If such earnings were repatriated, the Company estimates that the U.S. income tax liability could range from less than $1 million to as much as $20 million.

Note 12 - Debt and Available Credit Facilities

As of April 30, 2017 and 2016, the Company’s debt of approximately $365.0 million and $605.0 million, respectively consisted of amounts due under its revolving credit facilities.

On March 1, 2016, the Company amended and extended its existing revolving credit agreement (“RCA”) with a syndicated bank group led by Bank of America. The previous RCA consisted of a $940 million senior revolving credit facility due on November 2, 2016. The new agreement consists of a $1.1 billion five-year senior revolving credit facility payable March 1, 2021. The proceeds of the amended facility will be used for general corporate purposes including seasonal operating cash requirements investments in technology systems and new businesses, and strategic acquisitions. Under the agreement, which can be drawn in multiple currencies, the Company has the option of borrowing at the following floating interest rates:  (i) at a rate based on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 0.98% to 1.50%, depending on the Company’s consolidated leverage ratio, as defined, or (ii) for U.S. dollar-denominated loans only, at the lender’s base rate plus an applicable margin ranging from zero to 0.45%, depending on the Company’s consolidated leverage ratio.  The lender’s base rate is defined as the highest of (i) the U.S. federal funds effective rate plus a 0.50% margin, (ii) the Eurocurrency rate, as defined, plus a 1.00% margin, or (iii) the Bank of America prime lending rate. In addition, the Company pays a facility fee ranging from 0.15% to 0.25% depending on the Company’s consolidated leverage ratio.  The Company also has the option to request an additional credit limit increase of up to $350 million in minimum increments of $50 million, subject to the approval of the lenders. The credit agreement contains certain restrictive covenants related to the Company’s consolidated leverage ratio and interest coverage ratio, which the Company was in compliance with as of April 30, 2017. Due to the fact that there are no principal payments due until the end of the agreement in fiscal year 2021, the Company has classified its entire debt obligation as long-term as of April 30, 2017 and 2016. As part of the amendment, the Company paid $3.4 million in debt financing costs in fiscal year 2016 which were capitalized and included in the Other Assets line item in the Consolidated Statements of Financial Position.

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

The Company and its subsidiaries have other lines of credit aggregating $6.8 million at various interest rates. There were no outstanding borrowings under these credit lines at April 30, 2017 and 2016.

The Company’s total available lines of credit as of April 30, 2017 were approximately $1.1 billion, of which approximately $0.7 billion was unused. The weighted average interest rates on total debt outstanding during fiscal years 2017 and 2016 were 2.19% and 1.88%, respectively. As of April 30, 2017 and 2016, the weighted average interest rates for the total debt were 2.74% and 2.12%, respectively. Based on estimates of interest rates currently available to the Company for loans with similar terms and maturities, the fair value of the Company’s debt approximates its carrying value.

Note 13 – Derivative Instruments and Activities

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

Interest Rate Contracts:
The Company had $365.0 million of variable rate loans outstanding at April 30, 2017, which approximated fair value. As of April 30, 2017 and 2016, the interest rate swap agreements maintained by the Company were designated as fully effective cash flow hedges as defined under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging.” As a result, there was no impact on the Company’s Consolidated Statements of Income from changes in the fair value of the interest rate swaps as they were fully offset by changes in the interest expense on the underlying variable rate debt instruments. Under ASC 815, derivative instruments that are designated as cash flow hedges have changes in their fair value recorded initially within Accumulated Other Comprehensive Loss in the Consolidated Statements of Financial Position. As interest expense is recognized based on the variable rate loan agreements, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated Other Comprehensive Loss to Interest Expense in the Consolidated Statements of Income. It is management’s intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.

On April 4, 2016, the Company entered into a forward starting interest rate swap agreement which fixed a portion of the variable interest due on a variable rate debt renewal on May 16, 2016. Under the terms of the agreement, the Company will pay a fixed rate of 0.92% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a three-year period starting May 16, 2016 ending May 15, 2019. As of April 30, 2017, the notional amount of the interest rate swap was $350.0 million.

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

The Company records the fair value of its interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of April 30, 2017 and 2016 was a deferred gain of $3.9 million and a deferred loss of $0.6 million, respectively. Based on the maturity dates of the contracts, the entire deferred gain as of April 30, 2017 was recorded within Other Long-Term Assets, while approximately $0.1 million and $0.5 million of the deferred loss as of April 20, 2016 was recorded in Other Accrued Liabilities and Other Long-Term Liabilities, respectively. The pre-tax losses that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for fiscal years 2017, 2016 and 2015 were $1.1 million, $0.9 million and $1.7 million, respectively. Based on the amount in Accumulated Other Comprehensive Loss at April 30, 2017, approximately $0.8 million, net of tax, of unrecognized gains would be reclassified into net income in the next twelve months.

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

As of April 30, 2017, the Company did not maintain any open forward contracts. As of April 30, 2016, there were two open forward exchange contracts with notional amounts of 31 million euros and 274 million pounds sterling to manage foreign currency exposures on intercompany loans. During fiscal years 2015 through 2017, the Company did not designate any forward exchange contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities. As of April 30, 2016, the fair value of the open forward exchange contracts was a gain of approximately $1.3 million and recorded within Prepaid and Other current assets. The fair value of the open forward exchange contracts was measured on a recurring basis using Level 2 inputs. For fiscal years 2017, 2016 and 2015, the gains (losses) recognized on forward contracts were $59.0 million, $1.3 million and $(11.2) million, respectively.

Note 14 - Commitment and Contingencies

The following schedule shows the composition of rent expense for operating leases (in thousands):

	2017	2016	2015
Minimum Rental	$35,464	$37,206	$39,748
Less: Sublease Rentals	(626)	(597)	(639)
Total	$34,838	$36,609	$39,109

Future minimum payments under operating leases were $280.9 million at April 30, 2017. Annual minimum payments under these leases for fiscal years 2018 through 2022 are approximately $23.8 million, $28.8 million, $27.1 million, $24.3 million and $19.6 million, respectively. Rent expense associated with operating leases that include scheduled rent increases and tenant incentives, such as rent holidays or leasehold improvement allowances, are recorded on a straight-line basis over the term of the lease.

The Company is involved in routine litigation in the ordinary course of its business.  A provision for litigation is accrued when information available to the Company indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated.  Significant judgment may be required to determine both the probability and estimates of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, the Company does not record a liability, but discloses facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recorded when management believes such future costs will be material. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel.  In the opinion of management, the ultimate resolution of all pending litigation as of April 30, 2017 will not have a material effect upon the financial condition or results of operations of the Company.

Over the past few years, the Company has from time to time faced claims from photographers or agencies that the Company has used photographs without licenses or beyond licensed permissions.  The Company has insurance coverage for a significant portion of such claims.  The Company does not believe that its exposure to such claims either individually or in the aggregate is material.

Note 15 - Retirement Plans

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

The components of net pension expense (income) for the defined benefit plans and the weighted-average assumptions were as follows (in thousands):
	2017		2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service Cost	$ -	$967	$ -	$1,455	$ -	$5,942
Interest Cost	12,398	14,449	13,612	16,446	13,159	17,417
Expected Return on Plan Assets	(14,053)	(21,173)	(14,756)	(25,088)	(13,782)	(22,654)
Net Amortization of Prior Service Cost	(154)	54	(154)	55	(115)	68
Recognized Net Actuarial Loss	2,622	2,553	2,240	2,475	1,470	6,299
Curtailment/Settlement Loss (Gain)	8,842	-	1,857	-	-	(428)
Net Pension Expense (Income)	$9,655	$(3,150)	$2,799	$(4,657)	$732	$6,644

Discount Rate	4.0%	3.5%	4.2%	3.5%	4.7%	4.2%
Rate of Compensation Increase	N/A	3.0%	N/A	3.0%	N/A	3.2%
Expected Return on Plan Assets	6.8%	6.7%	6.8%	6.7%	6.8%	6.7%

The Company announced a voluntary, limited-time opportunity for terminated vested employees who are participants in the U.S. Employees’ Retirement Plan of John Wiley & Sons, Inc. (the “Pension Plan”) to request early payment of their entire Pension Plan benefit in the form of a single lump sum payment. Eligible participants who wished to receive the lump sum payment were required to make an election by August 29, 2016. Approximately 780 eligible participants made the election to receive the lump sum totaling $28.3 million which was paid from pension plan assets in October 2016. Settlement accounting rules were applied, which resulted in a plan remeasurement and recognition of a pro-rata portion of unamortized net actuarial loss of $8.8 million which was recorded in Operating and Administrative Expenses in the Consolidated Statements of Income. The curtailment/settlement loss in fiscal year 2016 of $1.9 million, noted above, related to a disability payment made subject to terms of the Company’s Supplemental Executive Retirement Plan.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the retirement plans with accumulated benefit obligations in excess of plan assets were $800.1 million, $753.3 million and $579.7 million, respectively, as of April 30, 2017 and $797.4 million, $759.2 million and $567.8 million, respectively, as of April 30, 2016.

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

The amounts in Accumulated Other Comprehensive Loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows (in thousands):

	U.S.	Non-U.S.	Total
Actuarial Loss	$2,230	$3,673	$5,903
Prior Service Cost	(154)	54	(100)
Total	$2,076	$3,727	$5,803

The following table sets forth the changes in and the status of the Company’s defined benefit plans’ assets and benefit obligations:

Dollars in thousands	2017		2016
CHANGE IN PLAN ASSETS	U.S.	Non-U.S.	U.S.	Non-U.S.
Fair Value of Plan Assets, Beginning of Year	$215,923	$352,484	$222,966	$376,576
Actual Return on Plan Assets	17,345	75,432	2,610	(2,789)
Employer Contributions	10,463	14,041	9,459	8,450
Employee Contributions	-	-	-	68
Settlements	(28,258)	-	(4,446)	-
Benefits Paid	(15,472)	(9,487)	(14,666)	(14,354)
Foreign Currency Rate Changes	-	(42,337)	-	(15,467)
Fair Value, End of Year	$200,001	$390,133	$215,923	$352,484
CHANGE IN PROJECTED BENEFIT OBLIGATION
Benefit Obligation, Beginning of Year	$(336,908)	$(461,161)	$(329,388)	$(484,458)
Service Cost	-	(967)	-	(1,455)
Interest Cost	(12,398)	(14,449)	(13,612)	(16,446)
Employee Contributions	-	-	-	(68)
Actuarial Gain (Loss)	14,791	(105,151)	(13,020)	9,582
Benefits Paid	15,472	9,487	14,666	14,354
Foreign Currency Rate Changes	-	52,653	-	17,330
Settlements and Other	28,258	-	4,446	-
Benefit Obligation, End of Year	$(290,785)	$(519,588)	$(336,908)	$(461,161)
Funded Status	$(90,784)	$(129,455)	$(120,985)	$(108,677)
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION:
Other Noncurrent Assets	-	134	-	-
Current Pension Liability	(4,977)	(799)	(4,817)	(675)
Noncurrent Pension Liability	(85,807)	(128,790)	(116,168)	(108,002)
Net Amount Recognized in Statement of Financial Position	$(90,784)	$(129,455)	$(120,985)	$(108,677)
AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS (BEFORE TAX) CONSIST OF:
Net Actuarial (Loss)	$(94,539)	$(171,601)	$(124,087)	$(139,307)
Prior Service Cost Gain (Loss)	2,716	(448)	2,870	(521)
Total Accumulated Other Comprehensive Loss	$(91,823)	$(172,049)	$(121,217)	$(139,828)
Change in Accumulated Other Comprehensive Loss	$29,394	$(32,221)	$(21,224)	$(10,993)
WEIGHTED AVERAGE ASSUMPTIONS USED IN DETERMINING ASSETS AND LIABILITIES:
Discount Rate	4.1%	2.6%	4.0%	3.5%
Rate of Compensation Increase	N/A	3.0%	N/A	3.0%
Accumulated Benefit Obligations	$(290,785)	$(472,841)	$(336,908)	$(422,861)

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

The Company did not maintain any level 3 assets during fiscal years 2017 and 2016. The following tables set forth, by level within the fair value hierarchy, pension plan assets at their fair value as of April 30 (in thousands):

	2017			2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
U.S. Plan Assets
Equity Securities:
U.S. Commingled Funds	$ -	$ 64,125	$ 64,125	$ -	$69,550	$69,550
Non-U.S. Commingled Funds	-	27,272	27,272	-	28,741	28,741
Fixed Income Commingled Funds	-	95,922	95,922	-	105,841	105,841
Real Estate	-	12,682	12,682	-	11,791	11,791
Total U.S. Plan Assets	$ -	$ 200,001	$ 200,001	$ -	$215,923	$215,923

Non-U.S. Plan Assets
Equity Securities:
U.S. Equities	$ -	$ 28,598	$ 28,598	$ -	$24,688	$24,688
Non-U.S. Equities	-	85,961	85,961	-	72,892	72,892
Balanced Managed Funds	10,196	69,453	79,649	10,070	32,203	42,273
Fixed Income Funds	-	187,797	187,797	-	211,561	211,561
Other:
Real Estate/Other	-	489	489	-	508	508
Cash and Cash Equivalents	7,639	-	7,639	562	-	562
Total Non-U.S. Plan Assets	$17,835	$ 372,298	$ 390,133	$10,632	$341,852	$352,484
Total Plan Assets	$17,835	$ 572,299	$ 590,134	$10,632	$557,775	$568,407

Expected employer contributions to the defined benefit pension plans in fiscal year 2018 will be approximately $12.3 million, including $7.3 million of minimum amounts required for the Company’s non-U.S. plans. From time to time, the Company may elect to make voluntary contributions to its defined benefit plans to improve their funded status.

Benefit payments to retirees from all defined benefit plans are expected to approximate $23.7 million in fiscal year 2018, $23.1 million in fiscal year 2019, $24.6 million in fiscal year 2020, $24.1 million in fiscal year 2021, $25.8 milion in fiscal year 2022 and $143.5 million for fiscal years 2023 through 2027.

The Company provides contributory life insurance and health care benefits, subject to certain dollar limitations for substantially all of its eligible retired U.S. employees. The retiree health benefit will no longer be available for any employee who retires after December 31, 2017. This resulted in a curtailment gain of $2.5 million which was recognized in the Operating and Administrative Expenses line item in the Company’s Consolidated Statement of Income. The cost of such benefits is expensed over the years the employee renders service and is not funded in advance. The accumulated post-retirement benefit obligation recognized in the Consolidated Statements of Financial Position as of April 30, 2017 and 2016 was $1.7 million and $2.2 million, respectively. Annual expenses for these plans for fiscal years 2017, 2016 and 2015 were $(0.2) million, $0.2 million and $0.7 million, respectively.

The Company has defined contribution savings plans. The Company contribution is based on employee contributions and the level of Company match. The Company may make discretionary contributions to all employees as a group. The employer cash contributions to these plans were approximately $15.2 million, $16.3 million and $14.8 million in fiscal years 2017, 2016, and 2015 respectively. Approximately $0.8 million of the fiscal year 2015 contributions were reflected in the Restructuring Charges line item as they were related to contractual obligations resulting from the curtailment of the U.K. defined benefit pension plan. The expense recorded for these plans was approximately $15.5 million, $16.2 million and $15.2 million in fiscal years 2017, 2016, and 2015 respectively.

Note 16 – Stock-Based Compensation

All equity compensation plans have been approved by shareholders. Under the 2014 Key Employee Stock Plan, (“the Plan”), qualified employees are eligible to receive awards that may include stock options, performance-based stock awards and other restricted stock awards. Under the Plan, a maximum number of 8 million shares of Company Class A stock may be issued. As of April 30, 2017, there were approximately 5,384,388 securities remaining available for future issuance under the Plan. The Company issues treasury shares to fund awards issued under the Plan.

Stock Option Activity:

Under the terms of the Company’s stock option plan, the exercise price of stock options granted may not be less than 100% of the fair market value of the stock at the date of grant. Options are exercisable over a maximum period of 10 years from the date of grant. For fiscal years 2015 and prior, options generally vest 50% on the fourth and fifth anniversary date after the award is granted. Starting in fiscal year 2016, options vest 25% per year on April 30th. The Company did not grant any stock option awards in fiscal year 2017. Under certain circumstances relating to a change of control, as defined, the right to exercise options outstanding may be accelerated.

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

	For the Years Ended April 30
	2016	2015
Fair Value of Options on Grant Date	$14.77	$16.97

Weighted Average assumptions:
Expected Life of Options (years)	7.2	7.2
Risk-Free Interest Rate	2.1%	2.2%
Expected Volatility	29.7%	30.9%
Expected Dividend Yield	2.1%	1.9%
Fair Value of Common Stock on Grant Date	$55.99	$59.70

A summary of the activity and status of the Company’s stock option plans follows:
	2017				2016		2015
	Options (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Options (in 000’s)	Weighted Average Exercise Price	Options (in 000’s)	Weighted Average Exercise Price
Outstanding at Beginning of Year	1,966	$46.62			1,921	$45.50	2,508	$42.34
Granted	-	$ -			166	$55.99	189	$59.70
Exercised	(469)	$43.74			(103)	$40.22	(747)	$38.32
Expired or Forfeited	(68)	$49.91			(18)	$51.02	(29)	$49.32
Outstanding at End of Year	1,429	$47.39	3.6	$9.2	1,966	$46.62	1,921	$45.50
Exercisable at End of Year	1,064	$46.04	3.0	$7.3	1,140	$45.22	815	$42.31
Vested and Expected to Vest in the Future at April 30	1,249	$45.88	2.7	$8.5	1,925	$46.61	1,872	$42.91

The intrinsic value is the difference between the Company’s common stock price and the option grant price. The total intrinsic value of options exercised during fiscal years 2017, 2016 and 2015 was $20.5 million, $1.5 million and $16.1 million, respectively.  The total grant date fair value of stock options vested during fiscal year 2017 was $19.3 million.

As of April 30, 2017, there was $2.9 million of unrecognized share-based compensation expense related to stock options, which is expected to be recognized over a period up to 3 years, or 2.2 years on a weighted average basis.

The following table summarizes information about stock options outstanding and exercisable at April 30, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options (in 000’s)	Weighted Average Remaining Term (in years)	Weighted Average Exercise Price	Number of Options (in 000’s)	Weighted Average Exercise Price
$35.04	69	2.0	$35.04	69	$35.04
$39.53 to $40.02	398	3.8	$39.67	260	$39.74
$47.55 to $49.55	660	2.3	$48.53	659	$48.53
$55.99 to $59.70	302	6.4	$57.88	76	$56.16
Total/Average	1,429	3.6	$47.39	1,064	$46.04

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

Under certain circumstances relating to a change of control or termination, as defined, the restrictions would lapse and shares would vest earlier. Activity for performance-based and other restricted stock awards during fiscal years 2017, 2016 and 2015 was as follows (shares in thousands):

	2017		2016	2015
	Restricted Shares	Weighted Average Grant Date Value	Restricted Shares	Restricted Shares
Nonvested Shares at Beginning of Year	915	$50.75	752	745
Granted	509	$50.56	289	363
Change in shares due to performance	(67)	$58.23	86	(65)
Vested and Issued	(267)	$45.29	(154)	(159)
Forfeited	(177)	$49.95	(58)	(132)
Nonvested Shares at End of Year	913	$51.85	915	752

As of April 30, 2017, there was $25.7 million of unrecognized share-based compensation cost related to performance-based and other restricted stock awards, which is expected to be recognized over a period up to 5 years, or 2.3 years on a weighted average basis. Compensation expense for restricted stock awards is measured using the closing market price of the Company’s Class A Common Stock at the date of grant. The total grant date value of shares vested during fiscal years 2017, 2016 and 2015 was $12.1 million, $7.2 million and $6.8 million, respectively.

Director Stock Awards:

Under the terms of the Company’s Director Stock Plan (the “Director Plan”), each non-employee director receives an annual award of Class A Common Stock equal in value to 100% of the annual director retainer fee (excluding additional retainer fees paid to committee chairpersons), based on the stock price on the date of grant. The granted shares may not be sold or transferred during the time the non-employee director remains a director. There were 20,243; 19,559 and 12,131 shares awarded under the Director Plan for fiscal years 2017, 2016 and 2015, respectively.

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

During fiscal year 2017, the Board of Directors of the Company approved an additional share repurchase program of four million shares of Class A or B Common Stock and the Company repurchased 953,188 shares at an average price of $52.80 per share. As of April 30, 2017, the Company has authorization from its Board of Directors to purchase up to 3,793,648 additional shares.

Note 18 - Segment Information

Effective August 1, 2016, the Company completed a number of changes to its organizational structure that resulted in a change in how the Company manages its business, allocates resources and measures performance. As a result, the Company has revised its reportable segments to reflect how management currently reviews financial information and makes operating decisions. All prior period amounts have been adjusted to reflect the reporting segment change.

Below is a description of the Company’s three new reporting segments:

Research supports researchers, professionals and learners in the discovery and use of research knowledge to help them achieve their goals in research, learning and practice.  Research provides scientific, technical, medical, and scholarly journals, as well as related content and services, to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. Journal publishing areas include the physical sciences and engineering, health sciences, social science and humanities and life sciences. Research also includes the Company’s recent acquisition of Atypon, a publishing software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market and manage their content on the web.  Research customers include academic, corporate, government, and public libraries; funders of research; researchers; scientists; clinicians; engineers and technologists; scholarly and professional societies; and students and professors. The Company’s Research products are sold and distributed globally in digital and print formats through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to professional society members and other customers. Publishing centers include Australia, China, Germany, India, the United Kingdom and the United States.

Research revenue by product type includes: Journal Subscriptions; Author-Funded Access; Licensing, Reprints, Backfiles, and Other; and Platform Services (Atypon).

Publishing acquires, develops and publishes scientific, professional and education books and related content, as well as test preparation services and course workflow tools, to libraries, corporations, students, professionals and researchers. Communities served include business, finance, accounting, workplace learning, management, leadership, technology, behavioral health, engineering/architecture, science and medicine, and education.  Products are developed in print and digitally for worldwide distribution through multiple channels, including chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, websites, distributor networks and other online applications. Publishing centers include Australia, Germany, India, the United Kingdom and the United States.

Publishing revenue by product type includes: STM and Professional Books; Education Books; Online Test Preparation and Certification; Course Workflow; and Licensing, Distribution, Advertising and Other.

Solutions delivers online program management services for universities and corporate learning and assessment services for businesses. Online Program Management services include market research, marketing, student recruitment, enrollment support, proactive retention support, academic services to design courses, faculty support and access to the Engage Learning Management System, which facilitates the online education experience. Graduate degree programs include Business Administration, Finance, Accounting, Healthcare, Engineering, Communications and others.  The Corporate Learning business offers online learning and training solutions for global corporations, universities, and small and medium-sized enterprises, which are sold on a subscription or fee basis. Corporate Learning topics include leadership, diversity, value creation, client orientation, change and corporate strategy. The Company’s professional assessment services include pre-hire screening and post-hire personality assessments, which are delivered to business customers through online digital delivery platforms either directly or through an authorized distributor network of independent consultants, trainers and coaches. The Company’s assessment tools enable employers to optimize candidate selections and develop the full potential of their employees. These solutions include pre-hire assessments, including those designed to measure and match personality, knowledge, skills, managerial fit, loyalty, and values; and post-hire assessments, focused on measuring sales and managerial effectiveness, employee performance and career potential.

Solutions revenue by product type includes: Online Program Management; Corporate Learning; and Professional Assessment.

Shared Services functions are consolidated and centrally managed for the benefit of the three global reporting segments and include: Distribution and Operation Services; Technology and Content Management; Finance; and Other Administration. The Company uses occupied square footage of space; number of employees; units shipped; specific identification/activity-based; gross profit; revenue and number of invoices to allocate shared service costs to each business segment.

Segment information is as follows (in thousands):
	For the years ended April 30,
	2017	2016	2015
RESEARCH
Revenue	$853,489	$826,778	$894,690
Contribution to Profit	$252,228	$252,110	$302,129

PUBLISHING
Revenue	$633,449	$695,728	$747,105
Contribution to Profit	$125,703	$126,058	$97,642

SOLUTIONS
Revenue	$231,592	$204,531	$180,645
Contribution to Profit	$14,822	$3,992	$639

Total Contribution to Profit	$392,753	$382,160	$400,410
Unallocated Shared Services and Administrative Costs	(186,600)	(194,047)	(162,671)
Operating Income	$206,153	$188,113	$237,739

The following table reflects total Shared Services and Administrative costs by function, which are partially allocated to business segments based on the methodologies described above:

	For the years ended April 30,
TOTAL SHARED SERVICES AND ADMINISTRATIVE COSTS	2017	2016	2015
Distribution & Operation Services	$75,806	$80,043	$85,758
Technology & Content Management	266,801	258,641	245,415
Finance	47,049	46,759	49,570
Other Administration	117,659	131,803	121,396
One-time Pension Settlement (see Note 15)	8,842	-	-
Restructuring Charges (see Note 6)	8,023	20,080	18,293
Total	$524,180	$537,326	$520,432

	For the years ended April 30,
Total Revenue by Product/Service	2017	2016	2015
Journals	$834,423	$826,778	$894,690
Platform Services (Atypon)	19,066	-	-
Books and Reference Material	487,598	560,973	643,138
Course Workflow	62,348	58,519	54,200
Online Program Management	111,638	96,469	81,593
Professional Assessment	59,868	57,370	57,035
Corporate Learning	60,086	50,692	42,017
Other	$83,503	$76,236	$49,767
Total	$1,718,530	$1,727,037	$1,822,440

Total Assets
Research	$1,133,846	$1,235,609	$1,237,969
Publishing	582,339	672,987	652,923
Solutions	575,068	439,554	459,260
Corporate/Shared Services	314, 964	572,946	654,091
Total	$2,606,217	$2,921,096	$3,004,243

Expenditures for Long Lived Assets
Research	$(160,544)	$(31,615)	$(9,744)
Publishing	(31,968)	(37,272)	(39,421)
Solutions	(8,739)	-	(165,785)
Corporate/Shared Services	(101,774)	(82,508)	(65,821)
Total	$(303,025)	$(151,395)	$(280,771)

Depreciation and Amortization
Research	$29,330	$26,410	$26,084
Publishing	43,831	47,108	46,526
Solutions	26,792	22,927	22,644
Corporate/Shared Services	56,608	59,404	58,671
Total	$156,561	$155,849	$153,925

Export sales from the United States to unaffiliated customers amounted to approximately $148.7 million, $164.4 million and $168.0 million in fiscal years 2017, 2016 and 2015, respectively. The pretax income for consolidated operations outside the United States was approximately $192.9 million, $159.2 million and $165.1 million in fiscal years 2017, 2016 and 2015, respectively.

Revenue from external customers based on the location of the customer and long-lived assets by geographic area were as follows (in thousands):
	Revenue			Long-Lived Assets (Technology, Property & Equipment)
	2017	2016	2015	2017	2016	2015
United States	$786,574	$884,185	$920,166	$208,572	$166,878	$143,786
United Kingdom	189,479	153,442	142,680	21,368	23,246	24,711
Germany	75,090	69,676	83,714	8,770	9,629	9,781
Japan	62,674	76,930	84,420	75	35	21
China	39,653	52,815	45,159	270	244	307
India	34,306	38,208	39,494	245	234	180
Australia	66,309	78,786	80,380	591	1,041	1,696
France	44,760	49,970	57,492	9,765	9,517	6,720
Canada	50,740	50,243	56,949	1,232	1,617	1,606
Other Countries	368,945	272,782	311,986	1,600	2,329	4,202
Total	$1,718,530	$1,727,037	$1,822,440	$252,488	$214,770	$193,010

Supplementary Financial Information - Results By Quarter (Unaudited)

$ In millions, except per share data	2017		2016

Revenue
First Quarter	$404.3		$422.9
Second Quarter	425.6		433.4
Third Quarter	436.4		436.4
Fourth Quarter	452.2		434.3
Fiscal Year	$1,718.5		$1,727.0

Gross Profit
First Quarter	$290.8		$303.3
Second Quarter	314.0		316.8
Third Quarter	320.1		316.2
Fourth Quarter	332.9		324.6
Fiscal Year	$1,257.8		$1,260.9

Operating Income
First Quarter (a)	$43.8		$44.9
Second Quarter (b)	47.7		60.3
Third Quarter (c)	51.2		39.6
Fourth Quarter (d)	63.5		43.3
Fiscal Year	$206.2		$188.1

Net Income
First Quarter (a)	$31.0		$32.5
Second Quarter (b)	(11.5)		43.6
Third Quarter (c)	47.4		35.5
Fourth Quarter (d)	46.7		34.2
Fiscal Year	$113.6		$145.8

	2017		2016
Income Per Share	Diluted	Basic	Diluted	Basic
First Quarter (a)	$0.53	$0.54	$0.55	$0.55
Second Quarter (b)	(0.20)	(0.20)	0.74	0.75
Third Quarter (c)	0.82	0.83	0.61	0.62
Fourth Quarter (d)	0.81	0.82	0.59	0.60
Fiscal Year	$1.95	$1.98	$2.48	$2.51

a)
In the first quarters of fiscal years 2017 and 2016, the Company recorded restructuring (credits) charges of $(0.9) million ($0.01 per share) and $3.4 million ($0.03 per share), respectively, under its restructuring programs.

b)
In the second quarters of fiscal years 2017 and 2016, the company recorded restructuring charges of $6.8 million ($0.08 per share) and $3.7 million ($0.04 per share), respectively, under its restructuring programs. In the second quarter of fiscal year 2017, the Company also recorded a one-time pension settlement of $8.8 million ($0.10 per share); an unfavourable tax settlement of $48 million ($0.82 per share) related to an unfavourable tax ruling in Germany; and a deferred tax benefit of $2.6 million ($0.04 per share) associated with tax legislation enacted in the United Kingdom that reduced the UK corporate income tax rates by 1%.

c)
In the third quarters of fiscal years 2017 and 2016, the Company recorded restructuring charges of $9.1 million ($0.10 per share) and $13.7 million ($0.16 per share), respectively, under its restructuring programs. In the third quarter of fiscal year 2016, the Company also recorded a deferred tax benefit of $5.9 million ($0.10 per share) associated with tax legislation enacted in the UK that reduced the UK corporate income tax by 2%.

d)
In the fourth quarters of fiscal years 2017 and 2016, the Company recorded restructuring (credits) charges of $(1.7) million ($0.02 per share) and $7.8 million ($0.08 per share), respectively, under its restructuring programs. In the fourth quarter of fiscal year 2017, the Company recorded an additional $1.6 million ($0.03 per share) to finalize the unfavourable tax settlement related to the unfavourable tax ruling in Germany issued by the German Federal Fiscal Court in Wiley’s longstanding tax appeal.

Schedule II
JOHN WILEY & SONS, INC., AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED APRIL 30, 2017, 2016, AND 2015

(Dollars in thousands)

		Additions/ (Deductions)
Description	Balance at Beginning of Period	Charged to Expenses and Other	Deductions From Reserves(2)	Balance at End of Period
Year Ended April 30, 2017
Allowance for Sales Returns (1)	$19,861	$53,482	$49,043	$24,300
Allowance for Doubtful Accounts	$7,254	$2,913	$2,981	$7,186
Allowance for Inventory Obsolescence	$21,968	$9,538	$10,410	$21,096
Year Ended April 30, 2016
Allowance for Sales Returns (1)	$25,340	$56,094	$61,573	$19,861
Allowance for Doubtful Accounts	$8,290	$698	$1,734	$7,254
Allowance for Inventory Obsolescence	$21,901	$15,167	$15,100	$21,968
Year Ended April 30, 2015
Allowance for Sales Returns (1)	$28,633	$52,848	$56,141	$25,340
Allowance for Doubtful Accounts	$7,946	$3,100(3)	$2,756	$8,290
Allowance for Inventory Obsolescence	$25,087	$17,655	$20,841	$21,901

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

Management’s Report on Internal Control over Financial Reporting: Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The entities acquired in the Atypon Systems, Inc. acquisition have been excluded from management’s assessment of internal control over financial reporting as of April 30, 2017, because they were acquired by the Company in September 2016. The aggregate amount of total assets and revenues for Atypon Systems, Inc. included in our consolidated financial statements as of and for the year ended April 30, 2017 was $118 million and $19 million, respectively. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of April 30, 2017.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting in the fourth quarter of fiscal year 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

For information with respect to Executive Officers of the Company, see “Executive Officers of the Company” included as a separate item at the end of Part I of this Form 10-K.

The name, age and background of each of the directors nominated for election are contained under the caption “Election of Directors” in the Proxy Statement for our 2017 Annual Meeting of Shareholders (“2017 Proxy Statement”) and are incorporated herein by reference.

Information on the audit committee financial experts is contained in the 2017 Proxy Statement under the caption “Report of the Audit Committee” and is incorporated herein by reference.

Information on the Audit Committee Charter is contained in the 2017 Proxy Statement under the caption “Committees of the Board of Directors and Certain Other Information concerning the Board.”

Information with respect to the Company’s Corporate Governance principles is publicly available on the Company’s Corporate Governance website at www.wiley.com/WileyCDA/Section/id-301708.html.

Item 11.    Executive Compensation

Information on compensation of the directors and executive officers is contained in the 2017 Proxy Statement under the captions “Directors’ Compensation” and “Executive Compensation,” respectively, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information on the beneficial ownership reporting for the directors and executive officers is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” within the “Beneficial Ownership of Directors and Management” section of the 2017 Proxy Statement and is incorporated herein by reference. Information on the beneficial ownership reporting for all other shareholders that own 5% of more of the Company’s Class A or Class B Common Stock is contained under the caption “Voting Securities, Record Date, Principal Holders” in the 2017 Proxy Statement and is incorporated herein by reference.

The following table summarizes the Company’s equity compensation plan information as of April 30, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	2,342,027(1)	$47.39	5,384,388

(1) This amount includes the following awards issued under the 2014 Key Employee Stock Plan:

•	1,428,578 shares issuable upon the exercise of outstanding stock options with a weighted average exercise price of $47.39
•	913,449 non-vested performance-based and other restricted stock awards. Since these awards have no exercise price, they are not included in the weighted average exercise price calculation.

All of the Company’s equity compensation plans are approved by shareholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information on related party transactions and the policies and procedures for reviewing and approving related party transactions are contained under the caption “Transactions with Related Persons” within the “Board and Committee Oversight of Risk” section of the 2017 Proxy Statement and are incorporated herein by reference.

Information on director independence is contained under the caption “Director Independence” within the “Board of Directors and Corporate Governance” section of the 2017 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

Information required by this item is contained in the 2017 Proxy Statement under the caption “Report of the Audit Committee” and is incorporated herein by reference.

PART IV

Item 15.         Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)	Financial Statements and Schedules are included in the attached index on page 3 and are filed as part of this report
(b)	Reports on Form 8-K submitted to the Securities and Exchange Commission since the filing of the Company’s 10-Q on March 10, 2017:

Announcement issued on Form 8-K on March 22, 2017 that the Wiley Board of Directors has elected David C. Dobson, Chief Executive Officer at Digital River, to join the Board of Directors effective March 22, 2017.

Announcement on Form 8-K on May 8, 2017 that Mark J. Allin, President and Chief Executive Officer of the Company and director on the Company’s Board of Directors, resigned from the Company.  Effective May 8, 2017, the Board of Directors appointed Matthew S. Kissner, who has been serving as the Chairman of the Board, as the Company’s Interim Chief Executive Officer.

Announcement on Form 8-K on May 11, 2017 detailing the compensation arrangement for Matthew S. Kissner who was previously appointed as the Company’s Interim Chief Executive Officer.
Earnings release on the fiscal year 2017 results issued on Form 8-K dated June 13, 2017, which included certain condensed financial statements of the Company.
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

10.10	Resolution amending the Supplemental Benefit (Retirement) Plan to Cease Accruals and Freeze Participation effective June 30, 2013.
10.11	Deferred Compensation Plan as Amended and Restated Effective as of January 1, 2008 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2010).
10.12	Resolution amending the Deferred Compensation Plan effective July 1, 2013.
10.13	Deferred Compensation Plan for Directors’ 2005 & After Compensation (incorporated by reference to the Report on Form 8-K, filed December 21, 2005).
10.14*	Form of the Fiscal Year 2018 Qualified Executive Long Term Incentive Plan.
10.15*	Form of the Fiscal Year 2018 Qualified Executive Annual Incentive Plan.
10.16*	Form of the Fiscal Year 2018 Executive Annual Strategic Milestones Incentive Plan.
10.17	Form of the Fiscal Year 2017 Qualified Executive Long Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2016).
10.18	Form of the Fiscal Year 2017 Qualified Executive Annual Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2016).
10.19	Form of the Fiscal Year 2017 Executive Annual Strategic Milestones Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2016).
10.20	Form of the Fiscal Year 2016 Qualified Executive Long Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2015).
10.21	Form of the Fiscal Year 2016 Qualified Executive Annual Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2015).
10.22	Form of the Fiscal Year 2016 Executive Annual Strategic Milestones Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2015).
10.23	Senior Executive Employment Agreement to Arbitrate dated as of April 29, 2003 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2003).
10.24	Senior Executive Non-competition and Non-Disclosure Agreement dated as of April 29, 2003 (incorporated by reference to the Company’s Report on Form 10-K for the year ended April 30, 2003).
10.25	Senior Executive Employment Agreement dated as of April 15, 2015 between Mark Allin and the Company (incorporated by reference to the Company’s Report on Form 8-K dated as of April 15, 2015).
10.26	Senior executive Employment Agreement dated as of May 20, 2013 between John A. Kritzmacher and the Company (incorporated by reference to the Company’s Report on Form 8-K dated as of June 4, 2013).
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

JOHN WILEY & SONS, INC.
(Company)

Dated: June 29, 2017	By:	/s/ Matthew S. Kissner
Matthew S. Kissner
Interim President and Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Titles	Dated

/s/ Matthew S. Kissner	Interim President and Chief Executive Officer and	June 29, 2017
Matthew S. Kissner	Chairman of the Board

/s/ John A. Kritzmacher	Chief Financial Officer and	June 29, 2017
John A. Kritzmacher	Executive Vice President, Technology and Operations

/s/ Christopher F. Caridi	Senior Vice President, Controller and	June 29, 2017
Christopher F. Caridi	Chief Accounting Officer

/s/ Jesse C. Wiley	Manager, Business Development Client Solutions and	June 29, 2017
Jesse C. Wiley	Director

/s/ William J. Pesce	Director	June 29, 2017
William J. Pesce

/s/ William B. Plummer	Director	June 29, 2017
William B. Plummer

/s/ Kalpana Raina	Director	June 29, 2017
Kalpana Raina

/s/ Mari J. Baker	Director	June 29, 2017
Mari J. Baker

/s/ David C. Dobson	Director	June 29, 2017
David C. Dobson

/s/ Raymond W. McDaniel, Jr.	Director	June 29, 2017
Raymond W. McDaniel, Jr.

/s/ George D. Bell	Director	June 29, 2017
George D. Bell

/s/ Laurie A. Leshin	Director	June 29, 2017
Laurie A. Leshin

/s/ William Pence	Director	June 29, 2017
William Pence

Exhibit 21 SUBSIDIARIES OF JOHN WILEY & SONS, INC. (1)
As of April 30, 2017

Jurisdiction
In Which
Incorporated

John Wiley & Sons International Rights, Inc.	Delaware
Wiley.edu, LLC	Delaware
Wiley Periodicals, Inc.	Delaware
Wiley Publishing Services, Inc.	Delaware
Wiley Subscription Services, Inc.	Delaware
Inscape Publishing LLC	Delaware
Profiles International, LLC	Texas
Atypon Systems LLC	Delaware
Atypon Systems Ltd UK	United Kingdom
Wiley India Private Ltd.	India
WWL Corp.	Delaware
John Wiley & Sons Rus LLC	Delaware
John Wiley & Sons UK LLP	United Kingdom
John Wiley & Sons UK 2 LLP	United Kingdom
Wiley Japan KK	Japan
Wiley Europe Investment Holdings, Ltd.	United Kingdom
Wiley U.K. (Unlimited Co.)	United Kingdom
Wiley Europe Ltd.	United Kingdom
John Wiley & Sons, Ltd.	United Kingdom
John Wiley & Sons Singapore Pte. Ltd.	Singapore
John Wiley & Sons Commercial Service (Beijing) Co., Ltd.	China
J Wiley Ltd.	United Kingdom
John Wiley & Sons GmbH	Germany
Wiley-VCH Verlag GmbH & Co. KGaA	Germany
CrossKnowledge Group Limited	United Kingdom
E-Learning SAS	France
Wiley Heyden Ltd.	United Kingdom
Wiley Distribution Services Ltd.	United Kingdom
Blackwell Publishing (Holdings) Ltd.	United Kingdom
Blackwell Science Ltd.	United Kingdom
Blackwell Science (Overseas Holdings)	United Kingdom
John Wiley & Sons A/S	Denmark
Wiley Publishing Japan KK	Japan
Blackwell Publishing (HK) Ltd.	Hong Kong
Wiley Publishing Australia Pty Ltd.	Australia
John Wiley and Sons Australia, Ltd.	Australia
John Wiley & Sons Canada Limited	Canada
John Wiley & Sons (HK) Limited	Hong Kong

(1)\ The names of other subsidiaries that would not constitute a significant subsidiary in the aggregate have been omitted.

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
John Wiley & Sons, Inc.:

We consent to the incorporation by reference in Registration Statement Nos. 33-62605 and 333-167697 on Form S-8 of John Wiley & Sons, Inc. and subsidiaries (the “Company”) of our reports dated June 29, 2017, with respect to the consolidated statements of financial position of John Wiley & Sons, Inc. and subsidiaries as of April 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the years in the three-year period ended April 30, 2017, and the related financial statement schedule, and the effectiveness of internal control over financial reporting as of April 30, 2017, which reports appear in the April 30, 2017 annual report on Form 10-K of John Wiley & Sons, Inc. and subsidiaries. Our report dated June 29. 2017, on the effectiveness of internal control over financial reporting as of April 30, 2017, contains an explanatory paragraph relating to the exclusion from management’s assessment of and from our evaluation of John Wiley and Sons, Inc. and subsidiaries’ internal control over financial reporting as of April 30, 2017 associated with the acquisition of Atypon Systems, Inc.

/s/  KPMG LLP

New York, New York
June 29, 2017