Form 10-Q
period 2017-08-31
WILEY JOHN & SONS, INC.
filed 2017-09-07
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

                                                                                                                                                                      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended July 31, 2017
Commission File No. 1-11507
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

Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [x]   No [  ]

Indicate by check mark, whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [x]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [ ] NO [X]
The number of shares outstanding of each of the Registrant's classes of Common Stock as of August 31, 2017 were:
Class A, par value $1.00 – 47,921,753
Class B, par value $1.00 – 9,167,393

This is the first page of a 33 page document

JOHN WILEY & SONS, INC.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands)

	July 31,		April 30,
	2017	2016	2017
	(Unaudited)	(Unaudited)
Assets:
Current Assets
Cash and cash equivalents	$84,113	$185,894	$58,516
Accounts receivable	198,576	213,968	188,679
Inventories	47,892	54,822	47,852
Prepaid and other current assets	66,177	119,392	64,688
Total Current Assets	396,758	574,076	359,735

Product Development Assets	68,773	39,239	70,955
Royalty Advances	21,578	24,883	28,320
Technology, Property & Equipment	265,291	214,740	252,488
Intangible Assets	833,676	831,249	828,099
Goodwill	996,000	916,690	982,101
Income Tax Deposits	-	62,200	-
Other Non-Current Assets	85,028	80,185	84,519
Total Assets	$2,667,104	$2,743,262	$2,606,217

Liabilities & Shareholders' Equity:
Current Liabilities
Accounts and royalties payable	$141,034	$138,397	$139,206
Deferred revenue	334,625	321,616	436,235
Accrued employment costs	81,245	55,241	98,185
Accrued income taxes	24,605	3,368	22,222
Accrued pension liability	5,820	5,467	5,776
Other accrued liabilities	83,509	69,042	86,232
Total Current Liabilities	670,838	593,131	787,856

Long-Term Debt	551,645	653,000	365,000
Accrued Pension Liability	212,843	206,814	214,597
Deferred Income Tax Liabilities	150,425	191,388	160,491
Other Long-Term Liabilities	72,135	82,521	75,136

Shareholders' Equity
Class A & Class B common stock	83,182	83,190	83,182
Additional paid-in-capital	388,123	373,209	387,896
Retained earnings	1,706,267	1,686,417	1,715,423
Accumulated other comprehensive loss	(482,190)	(484,152)	(507,287)
Treasury stock	(686,164)	(642,256)	(676,077)
Total Shareholders' Equity	1,009,218	1,016,408	1,003,137
Total Liabilities & Shareholders' Equity	$2,667,104	$2,743,262	$2,606,217

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(In thousands except per share information)

	For The Three Months
	Ended July 31,
	2017	2016

Revenue	$411,444	$404,285

Costs and Expenses
Cost of sales	114,788	113,478
Operating and administrative expenses	243,808	235,340
Restructuring charges (credits)	25,729	(920)
Amortization of intangibles	12,619	12,573
Total Costs and Expenses	396,944	360,471

Operating Income	14,500	43,814

Interest Expense	(3,273)	(4,071)
Foreign Exchange Transaction (Loss) Gain	(5,136)	221
Interest Income and Other	5	377

Income Before Taxes	6,096	40,341
(Benefit) Provision For Income Taxes	(3,140)	9,327

Net Income	$9,236	$31,014

Earnings Per Share
Diluted	$0.16	$0.53
Basic	$0.16	$0.54

Cash Dividends Per Share
Class A Common	$0.32	$0.31
Class B Common	$0.32	$0.31

Average Shares
Diluted	57,709	58,176
Basic	57,016	57,438

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – UNAUDITED
(In thousands)

	For The Three Months
	Ended July 31,
	2017	2016

Net Income	$9,236	$31,014

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	27,405	(44,640)
Unamortized retirement costs, net of tax (benefit) provision of $(577) and $3,304, respectively	(1,947)	9,004
Unrealized gain on interest rate swaps, net of tax benefit of $221 and $509, respectively	(361)	(830)
Total Other Comprehensive Income (Loss)	25,097	(36,466)

Comprehensive Income (Loss)	$34,333	$(5,452)

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW – UNAUDITED
(In thousands)
	For The Three Months
	Ended July 31,
	2017	2016
Operating Activities
Net income	$9,236	$31,014
Adjustments to reconcile net income to cash used for operating activities:
Amortization of intangibles	12,619	12,573
Amortization of composition costs	9,644	9,731
Depreciation of technology, property and equipment	18,540	17,125
Restructuring charges (credits)	25,729	(920)
Restructuring payments	(13,357)	(6,461)
Stock-based compensation (benefit) expense	(1,495)	224
Royalty advances	(26,290)	(26,166)
Earned royalty advances	33,129	30,555
Other non-cash (credits) charges	972	16,538
Change in deferred revenue	(109,915)	(88,434)
Net change in operating assets and liabilities	(40,643)	(132,491)
Cash Used for Operating Activities	(81,831)	(136,712)
Investing Activities
Product development spending	(5,907)	(7,989)
Additions to technology, property and equipment	(30,111)	(20,778)
Acquisitions, net of cash acquired	(4,413)	(8,600)
Cash Used for Investing Activities	(40,431)	(37,367)
Financing Activities
Repayments of long-term debt	(28,700)	(153,707)
Borrowings of long-term debt	214,664	201,700
Change in book overdrafts	(13,977)	(12,261)
Cash dividends	(18,382)	(17,914)
Purchase of treasury stock	(14,016)	(11,289)
Proceeds from exercise of stock options and other	5,599	13,689
Cash Provided by Financing Activities	145,188	20,218
Effects of Exchange Rate Changes on Cash and Cash Equivalents	2,671	(24,051)
Cash and Cash Equivalents
Increase (Decrease) for the Period	25,597	(177,912)
Balance at Beginning of Period	58,516	363,806
Balance at End of Period	$84,113	$185,894
Cash Paid During the Period for:
Interest	$2,932	$1,793
Income taxes, net	$8,522	$10,198

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, results of operations, comprehensive income (loss) and cash flows for the periods presented. Operating results for the interim period are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the most recent audited financial statements included in the Company's Form 10-K for the fiscal year ended April 30, 2017.
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
Effective April 30, 2017, the Company adopted Accounting Standard Update ("ASU") 2015-17 "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes."  ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The Company elected to adopt this standard prospectively and thus prior period balances were not adjusted.  As of July 31, 2016, there were $11.8 million of current deferred tax assets reported within Prepaid and Other Current Assets in the Condensed Consolidated Statements of Financial Position.
Effective August 1, 2016, the Company completed a number of changes to its organizational structure that resulted in a change in how the Company manages its business, allocates resources and measures performance. As a result, the Company has revised its reportable segments to reflect how management currently reviews financial information and makes operating decisions. Refer to Note 8, "Segment Information" for additional information on the changes in reportable segments. All prior period amounts have been adjusted to reflect the reportable segment change.

2.	Recent Accounting Standards
In May 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-09 "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting", which clarifies when changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is only required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. The standard is effective for the Company on May 1, 2018, with early adoption permitted. The new guidance must be applied prospectively to awards modified on or after the adoption date. The future impact of ASU 2017-09 will be dependent on the nature of future stock award modifications.
In March 2017, the FASB issued ASU 2017-07 "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The guidance requires that the service cost component of net pension and postretirement benefit costs be reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period, while the other components of net benefit costs must be reported separately from the service cost component and below operating income. The guidance also allows only the service cost component to be eligible for capitalization when applicable. The standard is effective for the Company on May 1, 2018, with early adoption permitted. The new guidance must be applied retrospectively for the presentation of net benefit costs in the income statement and prospectively for the capitalization of the service cost component of net benefit costs. Although the Company does not expect the standard to have an impact on its consolidated net income, the Company's net pension and postretirement costs for the three months ended July 31, 2017 and 2016 include approximately $1.9 million and $0.8 million of net benefits that will be reclassified from operating income to a line item below operating income upon adoption.

In January 2017, the FASB issued ASU 2017-04 "Intangibles – Goodwill and Other (Topic 350): "Simplifying the Test for Goodwill Impairment", which simplifies the measurement of a potential goodwill impairment charge by eliminating the requirement to calculate an implied fair value of the goodwill based on the fair value of a reporting unit's other assets and liabilities. The new guidance eliminates the implied fair value method and instead measures a potential impairment charge based on the excess of a reporting unit's carrying value compared to its fair value. The impairment charge cannot exceed the total amount of goodwill allocated to that reporting unit. The standard is effective for the Company on May 1, 2020, with early adoption permitted. Based on the Company's most recent annual goodwill impairment test completed in fiscal year 2017, the Company expects no initial impact on adoption.
In January 2017, the FASB issued ASU 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of a Business", which clarifies the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or business.  The standard is effective for the Company on May 1, 2018, with early adoption permitted.  The future impact of ASU 2017-01 will be dependent upon the nature of future acquisitions or dispositions made by the Company.
In October 2016, the FASB issued ASU 2016-16 "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory", which simplifies the accounting for the income tax consequences of intra-entity transfers of assets other than inventory.  Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The new guidance states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this Standard eliminate the exception for an intra-entity transfer of an asset other than inventory. The standard is effective for the Company on May 1, 2018, with early adoption permitted. The Company expects no initial impact on the adoption.
In August 2016, the FASB issued ASU 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments", which provides clarification on classifying a variety of activities within the Statement of Cash flows. The standard is effective for the Company on May 1, 2018, with early adoption permitted. The Company is currently assessing the impact the new guidance will have on its statement of cash flows.
In March 2016, the FASB issued ASU 2016-09 "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting", which simplifies the accounting for share-based payment transactions, including income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance also allows an entity to make an accounting policy election to account for forfeitures when they occur or to estimate the number of awards that are expected to vest with a subsequent true up to actual forfeitures (current GAAP).  The Company adopted ASU 2016-09 on a prospective basis on May 1, 2017.  As a result of the adoption:
•
Excess income tax benefits and deficiencies from stock-based compensation are now recognized as a discrete item within the Provision for Income Taxes in the Condensed Consolidated Statements of Income, rather than Additional Paid-In-Capital in the Condensed Consolidated Statements of Financial Position, and amounted to $0.2 million for the three months ended July 31, 2017.

•
Excess income tax benefits and deficiencies are no longer considered when applying the treasury stock method for computing diluted shares outstanding, which resulted in an increase in diluted shares outstanding of approximately 11,000 shares for the three months ended July 31, 2017.

•
Excess income tax benefits and deficiencies are now classified as an Operating Activity in the Condensed Consolidated Statements of Cash Flows. As a result, $0.2 million of excess tax benefits were recorded in operating activities for the three months ended July 31, 2017, while $0.3 million were recorded in Financing Activities for the three months ended July 31, 2016.

•	The Company has elected to continue estimating expected forfeitures in determining stock compensation expense each period.
In February 2016, the FASB issued ASU 2016-02 "Leases (Topic 842)".  ASU 2016-02 requires lessees to recognize most leases on the balance sheet which will result in an increase in reported assets and liabilities. The recognition of expenses within the income statement is consistent with the existing lease accounting standards. There are no significant changes in the new standard for lessors under operating leases. The standard is effective for the Company on May 1, 2019 with early adoption permitted. Adoption requires application of the new guidance for all periods presented. The Company is currently assessing the impact the new guidance will have on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers" (Topic 606) ("ASU 2014-09") which will supersede most existing revenue recognition guidance. The standard is effective for the Company on May 1, 2018. The standard allows for either "full retrospective" adoption, meaning the standard is applied to all periods presented, or "cumulative effect" adoption, meaning the standard is applied only to the most current period presented in the financial statements. Subsequently, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations" ("ASU 2016-08"), ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing" ("ASU 2016-10"), ASU 2016-12, "Revenue from Contracts with Customers (Topic 606) – Narrow Scope Improvements and Practical Expedients" ("ASU 2016-12"), and ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers" ("ASU 2016-20"), which provide clarification and additional guidance related to ASU 2014-09. The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20 with ASU 2014-09. The Company is utilizing a comprehensive approach to assess the impact of the guidance on its contract portfolio by reviewing its current accounting policies and practices to identify potential differences that would result from applying the new requirements to its revenue contracts and is currently evaluating the effect that implementation of this standard will have on its consolidated financial position and results of operations.  The Company currently plans to adopt the standard on May 1, 2018 using the cumulative effect method.

3.	Stock-Based Compensation
The Company has stock-based compensation plans under which employees may be granted performance-based stock awards and other restricted stock awards.  Prior to fiscal year 2017, the Company also granted options to purchase shares of Company common stock at the fair market value at the time of grant. The Company recognizes the grant date fair value of stock-based compensation in net income on a straight-line basis over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established three years in advance. For the three months ended January 31, 2017 and 2016, the Company recognized stock-based compensation (benefit) expense, on a pre-tax basis, of ($1.5) million and $0.2 million, respectively. The decrease from prior year was mainly driven by a reduction in the number of performance-based stock awards expected to vest based on the Company's financial results.

The following table summarizes restricted stock awards granted by the Company:
	For the Three Months Ended July 31,
	2017	2016
Restricted Stock:
Awards granted (in thousands)	387	368
Weighted average fair value of grant	$51.35	$51.04

4.     Accumulated Other Comprehensive Loss
Changes in Accumulated Other Comprehensive Loss by component, net of tax, for the three months ended July 31, 2017 and 2016 were as follows (in thousands):
	Foreign	Unamortized	Interest
	Currency	Retirement	Rate
	Translation	Costs	Swaps	Total

Balance at April 30, 2017	$(319,212)	$(190,502)	$2,427	$(507,287)
Other comprehensive income (loss) before reclassifications	27,405	(3,017)	(432)	23,956
Amounts reclassified from accumulated other comprehensive loss	-	1,070	71	1,141
Total other comprehensive income (loss)	27,405	(1,947)	(361)	25,097
Balance at July 31, 2017	$(291,807)	$(192,449)	$2,066	$(482,190)

Balance at April 30, 2016	$(267,920)	$(179,405)	$(361)	$(447,686)
Other comprehensive income (loss) before reclassifications	(44,640)	9,668	(1,055)	(36,027)
Amounts reclassified from accumulated other comprehensive loss	-	(664)	225	(439)
Total other comprehensive income (loss)	(44,640)	9,004	(830)	(36,466)
Balance at July 31, 2016	$(312,560)	$(170,401)	$(1,191)	$(484,152)
During the three months ended July 31, 2017 and 2016, pre-tax actuarial losses (gains) included in Unamortized Retirement Costs of approximately $1.4 million and $(1.3) million, respectively, were amortized from Accumulated Other Comprehensive Loss and recognized as pension expense in Operating and Administrative Expenses in the Condensed Consolidated Statements of Income.

5.     Reconciliation of Weighted Average Shares Outstanding and Share Repurchases
A reconciliation of the shares used in the computation of earnings per share follows (in thousands):
	For the Three Months Ended January 31,
	2017	2016
Weighted average shares outstanding	57,188	57,665
Less: Unearned restricted shares	(172)	(227)
Shares used for basic earnings per share	57,016	57,438
Dilutive effect of stock options and other stock awards	693	738
Shares used for diluted earnings per share	57,709	58,176
Since their inclusion in the calculation of diluted earnings per share would have been anti-dilutive, options to purchase 292,852 and 331,575 shares of Class A Common Stock have been excluded for the three months ended July 31, 2017 and July 31, 2016, respectively. In addition, for the three months ended July 31, 2016, 44,650 unearned restricted shares have been excluded as their inclusion would have been antidilutive. There were no restricted shares excluded for the three months ended July 31, 2017. During the three months ended July 31, 2017 and 2016, the Company repurchased 265,158 and 221,305 shares of common stock at an average price of $52.86 and $51.01, respectively.

6.     Acquisitions:
On September 30, 2016, the Company acquired the net assets of Atypon Systems, Inc. ("Atypon"), a Silicon Valley-based publishing-software company, for approximately $121 million in cash, net of cash acquired. Atypon is a publishing software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market and manage their content on the web. Atypon is headquartered in Santa Clara, CA, with approximately 260 employees in the U.S. and EMEA. Atypon provides services through Literatum, an innovative platform that primarily serves the scientific, technical, medical and scholarly industry. This software gives publishers direct control over how their content is displayed, promoted and monetized on the web. Atypon generated over $31 million in calendar year 2015 revenue. Literatum hosts nearly 9,000 journals, 13 million journal articles and more than 1,800 publication web sites for over 1,500 societies and publishers, accounting for a third of the world's English-language scholarly journal articles. The $121 million purchase price was allocated to identifiable long-lived intangible assets, including customer relationships ($14 million), software ($28 million), goodwill ($70 million) and trademarks ($6 million), with the remainder allocated to working capital ($3 million). The fair value of intangible assets and technology acquired was based on management's assessment performed with the assistance of a third party valuation consultant. Goodwill represents the excess of the purchase price over the fair value of net assets acquired and comprises the estimated value of Atypon's workforce, unidentifiable intangible assets and the fair value of expected synergies. The identifiable long-lived intangible assets with definitive lives are primarily amortized over a weighted average estimated useful life of approximately 12 years. The Company finalized its purchase accounting for Atypon on July 31, 2017. Atypon's revenue and operating loss included in the Company's results for the three months ended July 31, 2017 were $8.3 million and $0.5 million, respectively.

7.     Restructuring Charges:
Beginning in fiscal year 2013, the Company initiated a program (the "Restructuring and Reinvestment Program") to restructure and realign its cost base with current and anticipated future market conditions. The Company is targeting a majority of the cost savings achieved to improve margins and earnings, with the remainder reinvested in growth opportunities.
The following tables summarize the pre-tax restructuring charges (credits) related to this program (in thousands):
			Cumulative
			Program
	For the Three Months		Charges
	Ended July 31,		to Date
	2017	2016
Charges (Credits) by Segment:
Research	4,836	$(69)	$24,992
Publishing	7,254	353	39,743
Solutions	2,795	-	5,346
Shared Services	10,844	(1,204)	93,592
Total	$25,729	$(920)	$163,673

Charges (Credits) by Activity:
Severance	$24,721	$257	$112,311
Process Reengineering Consulting	1,521	7	20,335
Other Activities	(513)	(1,184)	31,027
Total	$25,729	$(920)	$163,673

Other Activities reflects leased facility consolidations, contract termination costs and the curtailment of certain defined benefit pension plans. The credits in Other Activities for the three months ended July 31, 2017 and 2016 mainly reflect changes in estimates for previously accrued restructuring charges related to facility lease reserves.
The following table summarizes the activity for the Restructuring and Reinvestment Program liability for the three months ended July 31, 2017 (in thousands):
				Foreign
				Translation &
	April 30, 2017	Charges	Payments	Reclassifications	July 31, 2017
Severance	$10,082	$24,721	$(5,842)	$336	$29,297
Process Reengineering Consulting	-	1,521	(1,321)	-	200
Other Activities	12,708	(513)	(6,194)	(2,046)	3,955
Total	$22,790	$25,729	$(13,357)	$(1,710)	$33,452
The restructuring liability for accrued Severance costs is reflected in Accrued Employment Costs in the Condensed Consolidated Statements of Financial Position. The liability for Process Reengineering Consulting costs is reflected in Other Accrued Liabilities. Approximately $1.3 million and $2.7 million of the Other Activities are reflected in Other Accrued Liabilities and Other Long-Term Liabilities, respectively.

8.    Segment Information
Effective August 1, 2016, the Company completed a number of changes to its organizational structure that resulted in a change in how the Company manages its businesses, allocates resources and measures performance. As a result, the Company has revised its reportable segments to reflect how management currently reviews financial information and makes operating decisions. The Company's new segment reporting structure consists of three reportable segments as follows:
The Research segment supports researchers, professionals and learners in the discovery and use of research knowledge to help them achieve their goals in research, learning and practice.  Research provides scientific, technical, medical, and scholarly journals, as well as related content and services, to academic, corporate, and government libraries, learned societies, and individual researchers and other professionals. Journal publishing areas include the physical sciences and engineering, health sciences, social science and humanities and life sciences. Research also includes the Company's recent acquisition of Atypon, a publishing software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market and manage their content on the web.  Research customers include academic, corporate, government, and public libraries; funders of research; researchers; scientists; clinicians; engineers and technologists; scholarly and professional societies; and students and professors. The Company's Research products are sold and distributed globally in digital and print formats through multiple channels, including research libraries and library consortia, independent subscription agents, direct sales to professional society members and other customers. Publishing centers include Australia, China, Germany, India, the United Kingdom and the United States.
The Publishing segment acquires, develops and publishes scientific, professional and education books and related content, as well as test preparation services and course workflow tools, to libraries, corporations, students, professionals and researchers. Communities served include business, finance, accounting, workplace learning, management, leadership, technology, behavioral health, engineering/architecture, science and medicine, and education.  Products are developed in print and digitally for worldwide distribution through multiple channels, including chain and online booksellers, libraries, colleges and universities, corporations, direct to consumer, websites, distributor networks and other online applications. Publishing centers include Australia, Germany, India, the United Kingdom and the United States.

The Solutions segment delivers online program management services for universities and corporate learning and assessment services for businesses. Online Program Management services include market research, marketing, student recruitment, enrollment support, proactive retention support, academic services to design courses, faculty support and access to the Engage Learning Management System, which facilitates the online education experience. Graduate degree programs include Business Administration, Finance, Accounting, Healthcare, Engineering, Communications and others.  The Corporate Learning business offers online learning and training solutions for global corporations, universities, and small and medium-sized enterprises, which are sold on a subscription or fee basis. Corporate Learning topics include leadership, diversity, value creation, client orientation, change and corporate strategy. The Company's professional assessment services include pre-hire screening and post-hire personality assessments, which are delivered to business customers through online digital delivery platforms either directly or through an authorized distributor network of independent consultants, trainers and coaches. The Company's assessment tools enable employers to optimize candidate selections and develop the full potential of their employees. These solutions include pre-hire assessments, including those designed to measure and match personality, knowledge, skills, managerial fit, loyalty, and values; and post-hire assessments, focused on measuring sales and managerial effectiveness, employee performance and career potential.
The Company reports its segment information in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 280, "Segment Reporting," ("FASB ASC Topic 280").  All prior-period amounts have been adjusted to reflect the reportable segment change.
The Company uses occupied square footage of space; number of employees; units shipped; specific identification/activity-based; gross profit; revenue and number of invoices to allocate shared service costs to each business segment.
Segment information is as follows (in thousands):
	For the Three Months
	Ended July 31,
	2017	2016
Revenue:
Research	$223,627	$207,223
Publishing	131,278	144,962
Solutions	56,539	52,100
Total Revenue	$411,444	$404,285

Contribution to Profit (Loss):
Research	$61,461	$60,435
Publishing	5,009	19,320
Solutions	(1,968)	146
Total Contribution to Profit	$64,502	$79,901
Corporate Expenses	(50,002)	(36,087)
Operating Income	$14,500	$43,814

9.	Inventories
Inventories were as follows (in thousands):
	As of July 31,		As of April 30,
	2017	2016	2017
Finished goods	$39,859	$43,102	$38,329
Work-in-process	3,336	6,422	7,078
Paper and other materials	691	3,968	650
	$43,886	$53,492	$46,057
Inventory value of estimated sales returns	7,013	6,179	4,727
LIFO reserve	(3,007)	(4,849)	(2,932)
Total inventories	$47,892	$54,822	$47,852

The decline in Paper and Other Materials from July 31, 2016 was driven by the Company outsourcing the majority of its paper inventory management to third party printers.

10.   Intangible Assets
 Intangible assets consisted of the following (in thousands):
	As of July 31,		As of April 30,
	2017	2016	2017
Intangible assets with indefinite lives:
Brands and trademarks	$132,042	$137,339	$135,061
Content and publishing rights	90,113	84,976	84,173
	$222,155	$222,315	$219,234

Net intangible assets with determinable lives:
Content and publishing rights	$424,105	$429,826	$421,597
Customer relationships	168,639	164,900	169,116
Brands and trademarks	17,923	13,679	17,195
Covenants not to compete	854	529	957
	$611,521	$608,934	$608,865
Total	$833,676	$831,249	$828,099
In conjunction with a business review performed in the Publishing segment associated with the restructuring activities disclosed in Note 7, in the first quarter of fiscal year 2018, the Company identified an indefinite lived brand with forecasted cash flows that did not support its carrying value. As a result, an impairment charge of $3.6 million was recorded in the first quarter of fiscal year 2018 to reduce the carrying value of the brand to its fair value of $1.2 million, which will now be amortized over an estimated useful life of 5 years. This impairment charge is included in Operating and Administrative Expenses within the Condensed Consolidated Statements of Income.

 11.  Income Taxes
The effective tax rate for the first three months of fiscal year 2018 was a benefit of 51.5%, compared to a provision of 23.1% in the prior year.  Excluding the impact of the current and prior year restructuring charges (credits), the current year impairment charge related to one of the Company's Publishing brands and the impact of foreign currency transaction gains (losses) on intercompany loans in both periods, the effective tax rate for the first three months of fiscal years 2018 and 2017 was 18.1% and 22.7%, respectively.  The decrease was mainly driven by a lower statutory rate in the U.K., large equity compensation deductions from significant vesting of restricted stock and other one-time adjustments.

12.   Retirement Plans
The components of net pension expense (income) for the Company's global defined benefit plans were as follows (in thousands):
	For the Three Months Ended July 31,
	2017	2016
Service cost	$230	$252
Interest cost	6,252	7,198
Expected return on plan assets	(9,657)	(9,375)
Net amortization of prior service cost	(25)	(25)
Recognized net actuarial loss	1,501	1,362
Net pension income	$(1,699)	$(588)

Employer defined benefit pension plan contributions were $2.8 million and $7.6 million for the three months ended July 31, 2017 and 2016, respectively. Contributions for employer defined contribution plans were approximately $4.9 million for both the three months ended July 31, 2017 and 2016, respectively.

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
Interest Rate Contracts:
The Company had $551.6 million of variable rate loans outstanding at July 31, 2017, which approximated fair value. As of July 31, 2017 and 2016 and April 30, 2017, the interest rate swap agreements maintained by the Company were designated as cash flow hedges as defined under Accounting Standards Codification ("ASC") 815 "Derivatives and Hedging". As a result, there was no impact on the Company's Condensed Consolidated Statements of Income for changes in the fair value of the interest rate swaps as they were fully offset by changes in the interest expense on the underlying variable rate debt instruments. Under ASC 815, derivative instruments that are designated as cash flow hedges have changes in their fair value recorded initially within Accumulated Other Comprehensive Loss in the Condensed Consolidated Statements of Financial Position. As interest expense is recognized based on the variable rate loan agreements, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated Other Comprehensive Loss to Interest Expense in the Condensed Consolidated Statements of Income. It is management's intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.
On April 4, 2016, the Company entered into a forward starting interest rate swap agreement which fixed a portion of the variable interest due on a variable rate debt renewal on May 16, 2016. Under the terms of the agreement, the Company pays a fixed rate of 0.92% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a three-year period ending May 15, 2019. As of July 31, 2017, the notional amount of the interest rate swap was $350 million.
On August 15, 2014, the Company entered into an interest rate swap agreement which fixed a portion of the variable interest due on its variable rate loans outstanding. Under the terms of the agreement, which expired on August 15, 2016, the Company paid a fixed rate of 0.65% and received a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which was reset every month for a two-year period ending August 15, 2016. Prior to expiration, the notional amount of the interest rate swap was $150.0 million.
The Company records the fair value of its interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of July 31, 2017 and 2016 and April 30, 2017 was a deferred gain of $3.4 million, a deferred loss of $2.1 million, and a deferred gain of $3.9 million, respectively. Based on the maturity dates of the contracts, the entire deferred gain as of July 31, 2017 and as of April 30, 2017 were recorded within Other Long-Term Assets, while approximately $0.1 million and $2.0 million of the deferred loss as of July 31, 2016 was recorded in Other Accrued Liabilities and Other Long-Term Liabilities, respectively. The pre-tax gains (losses) that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the three months ended July 31, 2017 and 2016 were $0.1 million and $(0.5) million, respectively.

Foreign Currency Contracts:
The Company may enter into forward exchange contracts to manage the Company's exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Gains (Losses) in the Condensed Consolidated Statements of Income, and carried at their fair value in the Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Gains (Losses).
As of July 31, 2017 and April 30, 2017, the Company did not maintain any open forward contracts. As of July 31, 2016, the Company maintained two open forward contracts with notional amounts of 274 million pounds sterling and 75 million pounds sterling. During the first three months of fiscal years 2018 and 2017, the Company did not designate any forward contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities. As of July 31, 2016, the fair value of the open forward exchange contracts was a gain of approximately $40.6 million and recorded within Prepaid and Other Current Assets in the Condensed Consolidated Statements of Financial Position. The fair value was measured on a recurring basis using Level 2 inputs. For the three months ended July 31, 2016, the gain recognized on the forward contracts was $39.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS – FIRST QUARTER ENDED JULY 31, 2017
Throughout this report, references to variances "excluding foreign exchange", "currency neutral basis" and "performance basis" exclude both foreign currency translation effects and transactional gains and losses. Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the prior period's volume of activity in local currency for each non-U.S. location. For the first quarters of fiscal years 2018 and 2017, the average exchange rates to convert British pounds sterling to U.S. dollars were 1.29 and 1.40, respectively; the average exchange rates to convert euros into U.S. dollars were 1.12 and 1.12, respectively; and the average exchange rates to convert Australian dollars to U.S. dollars were 0.76 and 0.74, respectively. Unless otherwise noted, all variance explanations below are on a currency neutral basis.
CONSOLIDATED OPERATING RESULTS
Revenue:
Revenue for the first quarter of fiscal year 2018 increased 2% to $411.4 million, or 1% excluding the favorable impact of foreign exchange. The increase was mainly driven by:
•	incremental revenue from the Atypon acquisition ($8 million) in the second quarter of the prior fiscal year;
•	Research journal revenue growth ($4 million);
•	higher Solutions revenue ($4 million); and
•	the favorable impact of foreign exchange ($3 million); partially offset by
•	a decline in Publishing revenue ($12 million).
See the "Segment Operating Results" below for additional details on each segment's performance.
Cost of Sales and Gross Profit:
Cost of sales for the first quarter of fiscal year 2018 increased 1%, to $114.8 million, on a reported basis and, excluding the impact of foreign exchange, increased 1%. The increase was primarily a result of higher revenues and the following additional factors:
•	higher royalty costs on Research journals due to title mix; partially offset by
•	lower Education Services recruitment costs driven by process optimization.
Gross Profit margin for the first quarter of fiscal year 2018 was 72.1% and consistent with the prior year period on a currency neutral basis.
Operating and Administrative Expenses:
Operating and administrative expenses for the first quarter of fiscal year 2018 increased 4% to $243.8 million, or 3% on a currency neutral basis.  The increase was mainly driven by:
•	one-time benefits in the prior year related to changes in the Company's retiree and long-term disability plans ($4 million) and a life insurance recovery ($2 million);
•	incremental costs associated with the Atypon acquisition ($5 million);
•
an impairment charge in the current year related to one of the Company's Publishing brands as a result of a business review performed on the Publishing segment's products and services ($4 million); partially offset by

•	lower technology costs related to the Company's ERP implementation and other reductions in technology, development and maintenance costs.

Restructuring Charges:
Beginning in fiscal year 2013, the Company initiated a program (the "Restructuring and Reinvestment Program") to restructure and realign its cost base with current and anticipated future market conditions. The Company is targeting a majority of the cost savings achieved to improve margins and earnings, with the remainder reinvested in growth opportunities.
In the first quarter of fiscal years 2018 and 2017,  the Company recorded pre-tax restructuring charges (credits) of $25.7 million and $(0.9) million, respectively, related to this program. These charges are reflected in Restructuring Charges (Credits) in the Condensed Consolidated Statements of Income and summarized in the following table (in thousands):
			Cumulative
			Program
	For the Three Months		Charges
	Ended July 31,		to Date
	2017	2016
Charges (Credits) by Segment:
Research	$4,836	$(69)	$24,992
Publishing	7,254	353	39,743
Solutions	2,795	-	5,346
Shared Services	10,844	(1,204)	93,592
Total	$25,729	$(920)	$163,673

Charges (Credits) by Activity:
Severance	$24,721	$257	$112,311
Process Reengineering Consulting	1,521	7	20,335
Other Activities	(513)	(1,184)	31,027
Total	$25,729	$(920)	$163,673
Other Activities reflects leased facility consolidations, contract termination costs and the curtailment of certain defined benefit pension plans. The credits in Other Activities for the three months ended July 31, 2017 and 2016 mainly reflect changes in estimates for previously accrued restructuring charges related to facility lease reserves.
Amortization of Intangibles:
Amortization of intangibles was $12.6 million in the first quarter of fiscal year 2018 and consistent with the prior year period.
Interest Expense/Income, Foreign Exchange and Other:
Interest expense for the first quarter of fiscal year 2018 decreased $0.8 million to $3.3 million mainly due to lower average debt balances outstanding, partially offset by an increase in the average borrowing rate. In the first quarter of fiscal year 2018, the Company recognized a foreign exchange transaction loss of $5.1 million mainly related to the impact of changes in foreign exchange rates on foreign denominated intercompany loans.
Provision for Income Taxes:
The effective tax rate for the first three months of fiscal year 2018 was a benefit of 51.5%, compared to a provision of 23.1% in the prior year.  Excluding the impact of the current and prior year restructuring charges (credits), the current year impairment charge related to one of the Company's Publishing brands and the impact of foreign currency transaction gains (losses) on intercompany loans in both periods, the effective tax rate for the first three months of fiscal years 2018 and 2017 was 18.1% and 22.7%, respectively.  The decrease was mainly driven by a lower statutory rate in the U.K., large equity compensation deductions from significant vesting of restricted stock and other one-time adjustments.

Earnings per Share:
Earnings per diluted share for the first three months of fiscal year 2018 was $0.16 per share compared to $0.53 per share in the prior year.  The decline was mainly driven by:
•	the current year restructuring charges; and
•	the current year foreign exchange transaction losses; partially offset by
•	a lower effective income tax rate.
SEGMENT OPERATING RESULTS
Effective August 1, 2016, the Company completed a number of changes to its organizational structure that resulted in a change in how the Company manages its businesses, allocates resources and measures performance. As a result, the Company has revised its segments into three new reporting segments to reflect how management currently reviews financial information and makes operating decisions. All prior period amounts have been adjusted to reflect the new reporting segment change. The new reporting structure is comprised of Research (Journals and related content and services); Publishing (Books and related content, Course Workflow and Test Preparation); and Solutions (Education Services (formerly Online Program Management, or OPM), Corporate Learning, and Professional Assessment).

	For the Three Months
	Ended July 31,			% change
RESEARCH:	2017	2016	% change	w/o FX (a)
Revenue:
Journal Subscriptions	$168,325	$162,684	3%	0%
Open Access	8,803	7,513	17%	20%
Licensing, Reprints, Backfiles, and Other	38,230	37,026	3%	6%
Total Journal Revenue	$215,358	$207,223	4%	2%

Publishing Technology Services (Atypon)	8,269	-

Total Research Revenue	$223,627	$207,223	8%	6%

Cost of Sales	59,475	53,271	12%	12%

Gross Profit	$164,152	$153,952	7%	4%
Gross Profit Margin	73.4%	74.3%

Operating Expenses	(90,886)	(87,166)	4%	2%
Amortization of Intangibles	(6,969)	(6,282)	11%	8%
Restructuring Charges (See Note 7)	(4,836)	(69)

Contribution to Profit	$61,461	$60,435	2%	-%
Contribution Margin	27.5%	29.2%
(a) Adjusted to exclude the fiscal year 2018 and 2017 Restructuring Charges
Revenue:
Research revenue for the first quarter of fiscal year 2018 increased 8% to $223.6 million, or 6% on a currency neutral basis.  The increase was primarily due to:
•	incremental revenue from the recent acquisition of Atypon ($8 million);
•	Open Access growth driven by the strong performance of existing titles and new title launches; and
•	other journal revenue increases particularly in advertising, backfiles and the licensing of intellectual content.

Journal Subscriptions revenue was $168.3 million in the first quarter of fiscal year 2018 and consistent with the prior year on a currency neutral basis.  As of July 31, 2017, calendar year 2017 journal subscriptions were 0.3% higher than the prior year on a currency neutral basis with 98% of business contracted.
Publishing Technology Services (Atypon) reflects revenue from the Company's recent acquisition of Atypon which closed on September 30, 2016.  Publishing Technology Services includes publishing-software and services that enable scholarly and professional societies and publishers to deliver, host, enhance, market and manage their content on the web.  In addition to providing its customers with dedicated technology resources, Atypon provides subscription licenses to its platform, Literatum, through contracts over one to five years in duration.  Revenue is recognized evenly over the subscription period.
Gross Profit:
Gross Profit for the first quarter of fiscal year 2018 increased 7% to $164.2 million, or 4% excluding the favorable impact of foreign exchange.  The increase was driven by higher revenues.  However, the gross profit margin declined by 90 basis points due primarily to higher journal royalty costs associated with the title mix.
Contribution to Profit:
Contribution to Profit increased 2% to $61.5 million in the first quarter of fiscal year 2018, but was consistent with the prior year excluding the favorable impact of foreign exchange and the restructuring charges.  The increase was mainly driven by higher gross profit, partially offset by the current year restructuring charges.
Society Partnerships
•	9 new society journals were signed in the first quarter with combined annual revenue of $6.6 million
•	19 renewals/extensions were signed with $11.6 million in combined annual revenue
•	4 journal contacts were not renewed with annual revenue of $0.9 million

	For the Three Months
	Ended July 31,			% change
PUBLISHING:	2017	2016	% change	w/o FX (a)
Revenue:
STM and Professional Publishing	$63,600	$70,697	-10%	-8%
Education Publishing	45,736	54,861	-17%	-16%
Course Workflow (WileyPLUS)	1,210	866	40%	40%
Test Preparation and Certification	11,490	9,558	20%	20%
Licensing, Distribution, Advertising and Other	9,242	8,980	3%	4%

Total Publishing Revenue	$131,278	$144,962	-9%	-8%

Cost of Sales	44,377	48,390	-8%	-9%

Gross Profit	$86,901	$96,572	-10%	-9%
Gross Profit Margin	66.2%	66.6%

Operating Expenses	(72,426)	(74,122)	-2%	-3%
Amortization of Intangibles	(2,212)	(2,777)	-20%	-24%
Restructuring (Charges) Credits (see Note 7)	(7,254)	(353)

Contribution to Profit	$5,009	$19,320	-74%	-18%
Contribution Margin	3.8%	13.3%
(a)	Adjusted to exclude the fiscal year 2018 and 2017 Restructuring (Charges) Credits

Revenue:
Publishing revenue for the first quarter of fiscal year 2018 decreased 9% to $131.3 million, or 8% excluding the unfavorable impact of foreign exchange.  The decline was driven by:
•	Lower print book revenues, particularly in Education Publishing, due to overall softness in the market as well as other retail options such as rental and digital; partially offset by
•	Growth in Test Preparation and Certification revenues driven by proprietary sales of the Company's professional test certification products.
Gross Profit:
Gross Profit for the first quarter of fiscal year 2018 decreased 10% to $86.9 million, or 9% excluding the unfavorable impact of foreign exchange.  The gross profit margin approximated that of the prior year as cost of sales decreased in line with revenues.
Contribution to Profit:
Contribution to Profit was $5.0 million and $19.3 million in the first quarters of fiscal years 2018 and 2017, respectively.  The decline was mainly driven by:
•	the decline in gross profit;
•	current year restructuring charges;
•	an impairment charge in the current year related to one of the Company's Publishing brands as a result of a business review performed on Publishing's products and services ($4 million); and
•	investments in publishing partnerships; partially offset by
•	lower technology costs.

	For the Three Months
	Ended July 31,			% change
SOLUTIONS:	2017	2016	% change	w/o FX (a)
Revenue:
Education Services (OPM)	$26,337	$23,172	14%	14%
Professional Assessment	14,887	13,522	10%	10%
Corporate Learning	15,315	15,406	-1%	-1%

Total Solutions Revenue	$56,539	$52,100	9%	9%

Cost of Sales	10,926	11,817	-8%	-8%

Gross Profit	$45,613	$40,283	13%	13%
Gross Profit Margin	80.7%	77.3%

Operating Expenses	(41,348)	(36,623)	13%	13%
Amortization of Intangibles	(3,438)	(3,514)	-2%	-2%
Restructuring Charges (see Note 7)	(2,795)	-

Contribution to (Loss) Profit	$(1,968)	$146	N/M	N/M
Contribution Margin	-3.5%	0.3%
(a)	Adjusted to exclude the fiscal year 2018 Restructuring Charges
N/M – Not Meaningful

Revenue:
Solutions revenue for the first quarter of fiscal year 2018 increased 9% to $56.5 million.  The increase was mainly driven by:
•	Education Services (OPM) tuition revenue growth due to higher enrollments; and
•	Professional Assessment growth due to increased volume in the Company's post-hire assessment offerings.
Gross Profit:
Gross Profit for the first quarter of fiscal year 2018 increased 13% to $45.6 million. The increase primarily reflected higher revenues.  A 340 basis points improvement in gross profit margin was due to increased efficiency in recruiting Education Services students, which resulted in lower recruitment costs.
Contribution to Profit:
Contribution to Profit (Loss) was $(2.0) million and $0.1 million in the first quarters of fiscal years 2018 and 2017, respectively.  The variance was mainly driven by the current year restructuring charges and higher operating expenses to support growth in Education Services' partners and programs, partially offset by the improvement in Gross Profit.
Education Services (OPM) Partners and Programs
In the first quarter of fiscal year 2018, the Company signed one new university partner (Winthrop University) and six new programs. During the quarter, one partner and five programs were retired. As of July 31, 2017, the Company had 39 university partners and 251 programs under contract.
CORPORATE EXPENSES:
Corporate Expenses were $50.0 million and $36.1 million in the first quarters of fiscal years 2018 and 2017, respectively.  The increase was principally driven by:
•	$10.8 million of restructuring charges; and
•	one-time benefits in the prior year related to changes in the Company's retiree and long-term disability plans ($4 million) and a life insurance recovery ($2 million); partially offset by
•	lower technology costs driven by reduced spending on the Company's ERP system and other reductions in depreciation, outsourcing and systems development consulting costs.
LIQUIDITY AND CAPITAL RESOURCES
The Company's Cash and Cash Equivalents balance was $84.1 million at the end of the first quarter of year 2018, compared with $185.9 million a year earlier. Cash Used for Operating Activities in the first quarter of fiscal year 2018 decreased $54.9 million from fiscal year 2017 to $81.8 million principally due to:
•	lower accounts receivable due the timing of collections;
•	timing of vendor payments; and
•	lower employee retirement plan contributions; partially offset by
•	lower journal subscription cash collections; and
•	higher payments related to the Company's restructuring programs.
The Company's working capital can be negative due to the seasonality of its businesses. The primary driver of the negative working capital is unearned deferred revenue related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by the Company for a number of purposes including acquisitions; debt repayments; funding operations; dividend payments; and purchasing treasury shares. The deferred revenue will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of July 31, 2017 include $334.6 million of such deferred subscription revenue for which cash was collected in advance.

Cash Used for Investing Activities in the first quarter of fiscal year 2018 was $40.4 million compared to $37.4 million in the prior year. Product Development Spending was $5.9 million in the first quarter of fiscal year 2018 compared to $8.0 million in the prior year. Cash used for Technology, Property and Equipment was $30.1 million in the first quarter of fiscal year 2018 compared to $20.8 million in the prior year. The increase mainly reflects capital spending related to the renovation of the Company's headquarters. The first quarter of fiscal year 2018 includes spending for the acquisition of publication rights for society journals of $4.4 million compared to $8.6 million in the prior year.
Projected capital spending for Technology, Property and Equipment and Product Development Spending for fiscal year 2018 is forecast to be approximately $110 million and $40 million, respectively. Projected spending for author advances, which is classified as an operating activity, is forecast to be approximately $110 million for fiscal year 2018.
Cash Provided by Financing Activities was $145.2 million in the first quarter of year 2018 compared to $20.2 million in the prior year. During the first quarter of year 2018, net debt borrowings were $186.0 million compared to $48.0 million in the prior year. The higher borrowings were mainly driven by lower cash balances held outside the U.S. during the first quarter of fiscal year 2018 as a result of a significant repatriation of cash to the U.S. in the fourth quarter of fiscal year 2017 which resulted in additional borrowings in those locations to meet seasonal operating activities. The Company's net debt (debt less cash and cash equivalents) increased $0.4 million from the prior year to $467.5 million.
During the first quarter of fiscal year 2018, the Company repurchased 265,158 shares of common stock at an average price of $52.86 compared to 221,305 shares at an average price of $51.01 in the prior year. In the first quarter of year 2018, the Company increased its quarterly dividend to shareholders by 3% to $0.32 per share versus $0.31 per share in the prior year. Lower proceeds from the exercise of stock options mainly reflected a lower volume of stock option exercises in the first quarter of fiscal year 2018 compared to the prior year.
Cash and Cash Equivalents held outside the U.S. were approximately $75 million as of July 31, 2017. The balances in equivalent U.S. dollars were comprised primarily of British pound sterling ($18 million), euros ($19 million), Singapore dollars ($3 million), Australian dollars ($12 million), and other ($23 million). Maintenance of these cash and cash equivalent balances outside the U.S. does not have a material impact on the liquidity or capital resources of the Company's global, including U.S., operations. Cash and cash equivalent balances outside the U.S. may be subject to U.S. taxation, if repatriated. The Company intends to reinvest cash outside the U.S. except in instances where repatriating such earnings would result in no additional income tax.  Accordingly, the Company has not accrued for U.S. income tax on the repatriation of non-U.S. earnings. If such earnings were repatriated, the Company estimates that the U.S. income tax liability could range from less than $1 million to $20 million.
As of July 31, 2017, the Company had approximately $552 million of debt outstanding and approximately $555 million of unused borrowing capacity under its Revolving Credit and other facilities. The Company's credit agreement contains certain restrictive covenants related to the Company's consolidated leverage ratio and interest coverage ratio, which the Company was in compliance with as of July 31, 2017. The Company believes that its operating cash flow, together with its revolving credit facilities and other available debt financing, will be adequate to meet its operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair its ability to access these markets on terms commercially acceptable. The Company does not have any off-balance-sheet debt.

"Safe Harbor" Statement under the
Private Securities Litigation Reform Act of 1995
This report contains certain forward-looking statements concerning the Company's operations, performance, and financial condition.  Reliance should not be placed on forward-looking statements, as actual results may differ materially from those in any forward-looking statements.  Any such forward-looking statements are based upon a number of assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change based on many important factors. Such factors include, but are not limited to (i) the level of investment in new technologies and products; (ii) subscriber renewal rates for the Company's journals; (iii) the financial stability and liquidity of journal subscription agents; (iv) the consolidation of book wholesalers and retail accounts; (v) the market position and financial stability of key retailers; (vi) the seasonal nature of the Company's educational business and the impact of the used-book market; (vii) worldwide economic and political conditions; (viii) the Company's ability to protect its copyrights and other intellectual property worldwide; (ix) the ability of the Company to successfully integrate acquired operations and realize expected opportunities and (x) other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

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
Interest Rates
The Company had $551.6 million of variable rate loans outstanding at July 31, 2017, which approximated fair value.
On April 4, 2016, the Company entered into a forward starting interest rate swap agreement which fixed a portion of the variable interest due on a variable rate debt renewal on May 16, 2016. Under the terms of the agreement, the Company pays a fixed rate of 0.92% and receives a variable rate of interest based on one-month LIBOR (as defined) from the counterparty which is reset every month for a three-year period ending May 15, 2019. As of July 31, 2017, the notional amount of the interest rate swap was $350.0 million.
It is management's intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.  During the three months ended July 31, 2017, the Company recognized a gain on its hedge contracts of approximately $0.1 million, which are reflected in Interest Expense in the Condensed Consolidated Statements of Income.  At July 31, 2017, the fair value of the outstanding interest rate swaps was a deferred gain of $3.4 million. Based on the maturity dates of the contract, the entire deferred gain of $3.4 million was recorded in Other Long-Term Assets. On an annual basis, a hypothetical one percent change in interest rates for the $201.6 million of unhedged variable rate debt as of July 31, 2017 would affect net income and cash flow by approximately $1.2 million.
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
The Company's significant investments in non-U.S. businesses are exposed to foreign currency risk. Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders' Equity under the caption Foreign Currency Translation Adjustment.  During the three months ended July 31, 2017, the Company recorded foreign currency translation gains in Other Comprehensive Income of approximately $27.4 million primarily as a result of the weakening of the U.S. dollar relative to the British pound sterling and euro.
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

The Company may enter into forward exchange contracts to manage the Company's exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Gains and Losses on the Condensed Consolidated Statements of Income, and carried at their fair value on the Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Gains and Losses. The Company did not maintain any open forward contracts during the first quarter of fiscal year 2018.
Sales Return Reserves
The estimated allowance for print book sales returns is based upon historical return patterns, as well as current market trends in the businesses in which we operate. Associated with the estimated sales return reserves, the Company also includes a related reduction in inventory and royalty costs as a result of the expected returns.
Net print book sales return reserves amounted to $25.6 million, $23.3 million and $24.3 million as July 31, 2017 and 2016, and April 30, 2017, respectively. The reserves are reflected in the following accounts of the Condensed Consolidated Statements of Financial Position – increase (decrease):
	July 31, 2017	July 31, 2016	April 30, 2017
Accounts Receivable	$(38,728)	$(34,700)	$(34,769)
Inventories	7,013	6,179	4,727
Accounts and Royalties Payable	(6,144)	(5,239)	(5,741)
Decrease in Net Assets	$(25,571)	$(23,282)	$(24,300)
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
The Company's book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 9% of total annual consolidated revenue and 13% of accounts receivable at July 31, 2017, the top 10 book customers account for approximately 19% of total annual consolidated revenue and approximately 34% of accounts receivable at July 31, 2017.
Disclosure of Certain Activities Relating to Iran
The European Union, Canada and United States have imposed sanctions on business relationships with Iran, including restrictions on financial transactions and prohibitions on direct and indirect trading with listed "designated persons."  In the first three months of fiscal year 2018, the Company's revenue and net profits related to the sale of scientific and medical content to certain publicly funded universities, hospitals and institutions that meet the definition of the "Government of Iran" as defined under section 560.304 of title 31, Code of Federal Regulations were both under $0.1 million. The Company has assessed its business relationship and transactions with Iran and believes it is in compliance with the regulations governing the sanctions. The Company intends to continue in these or similar sales as long as they continue to be consistent with all applicable sanction-related regulations.

ITEM 4. CONTROLS AND PROCEDURES
The Company's Chief Executive Officer and Chief Financial Officer, together with the Chief Accounting Officer and other members of the Company's management, have conducted an evaluation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
We are in the process of implementing a new global enterprise resource planning system ("ERP") that will enhance our business and financial processes and standardize our information systems. We have completed the implementation of record-to-report, purchase-to-pay and several other business processes within all locations and will continue to roll out additional processes and functionality of the ERP in phases over the next twelve months.
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
Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no significant developments related to legal proceedings during the first quarter of fiscal year 2018.  For information regarding legal proceedings, see the Company's Form 10-K for the fiscal year ended April 30, 2017 Note 14 Commitment and Contingencies.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the first quarter of fiscal year 2018, the Company made the following purchases of Class A Common Stock under its stock repurchase program:
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program
May 2017	-	-	-	3,793,648
June 2017	125,158	52.42	125,158	3,668,490
July 2017	140,000	53.20	140,000	3,528,490
Total	265,158	52.86	265,158

ITEM 6. EXHIBITS
10.1 – Separation and Release Agreement effective June 9, 2017 between Mark Allin, former President and Chief Executive Officer and the Company
10.2 – Addendum to the Employment Agreement effective June 26, 2017 between John Kritzmacher, Chief Financial Officer and Executive Vice President, Technology and Operations and the Company
10.3 – Employment Offer dated May 11, 2017 between Matthew Kissner, Interim President and Chief Executive Officer and Chairman of the Board and the Company
31.1 – Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2 – Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1 – 18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer
32.2 – 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer
101.INS – XBRL Instance Document*
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

JOHN WILEY & SONS, INC.
Registrant

By	/s/ Matthew S. Kissner
Matthew S. Kissner
Interim President and Chief Executive Officer and
Chairman of the Board

By	/s/ John A. Kritzmacher
John A. Kritzmacher
Chief Financial Officer and
Executive Vice President, Technology and Operations

By	/s/ Christopher Caridi
Christopher Caridi
Senior Vice President, Controller and
Chief Accounting Officer

Dated: September 7, 2017

Exhibit 31.1

CERTIFICATIONS PERSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Matthew S. Kissner, certify that:
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

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

By	/s/ Matthew S. Kissner
Matthew S. Kissner
Interim President and Chief Executive Officer and
Chairman of the Board

September 7, 2017

Exhibit 31.2
I, John A. Kritzmacher, certify that:
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

September 7, 2017

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of John Wiley & Sons, Inc. (the "Company") on Form 10-Q for the period ending July 31, 2017, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Matthew S. Kissner, Interim President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934 (as amended), as applicable; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By	/s/ Matthew S. Kissner
Matthew S. Kissner
Interim President and Chief Executive Officer and
Chairman of the Board

September 7, 2017

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of John Wiley & Sons, Inc. (the "Company") on Form 10-Q for the period ending July 31, 2017, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John A. Kritzmacher, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

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

September 7, 2017