Form 10-Q
period 2017-12-06
WILEY JOHN & SONS, INC.
filed 2017-12-08
CIK 107140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended October 31, 2017
Commission File No. 1-11507
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
YES [ ] NO [X]
The number of shares outstanding of each of the Registrant's classes of Common Stock as of November 30, 2017 were:
Class A, par value $1.00 – 47,743,263
Class B, par value $1.00 – 9,167,393

JOHN WILEY & SONS, INC.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands)

	October 31,		April 30,
	2017	2016	2017
	(Unaudited)	(Unaudited)
Assets:
Current Assets
Cash and cash equivalents	$72,871	$267,410	$58,516
Accounts receivable, net	193,506	212,590	188,679
Inventories, net	43,540	51,779	47,852
Prepaid and other current assets	54,092	147,753	64,688
Total Current Assets	364,009	679,532	359,735

Product Development Assets	68,124	38,574	70,955
Royalty Advances	12,500	10,353	28,320
Technology, Property & Equipment, net	274,624	248,281	252,488
Intangible Assets, net	828,524	822,962	828,099
Goodwill	999,546	974,068	982,101
Other Non-Current Assets	85,503	79,684	84,519
Total Assets	$2,632,830	$2,853,454	$2,606,217

Liabilities & Shareholders' Equity:
Current Liabilities
Accounts and royalties payable	150,888	158,985	139,206
Deferred revenue	244,328	223,307	436,235
Accrued employment costs	79,827	69,072	98,185
Accrued income taxes	17,711	8,515	22,222
Accrued pension liability	5,826	5,459	5,776
Other accrued liabilities	83,615	77,484	86,232
Total Current Liabilities	582,195	542,822	787,856

Long-Term Debt	562,962	883,992	365,000
Accrued Pension Liability	208,382	181,735	214,597
Deferred Income Tax Liabilities	156,397	191,729	160,491
Other Long-Term Liabilities	75,844	71,675	75,136

Shareholders' Equity
Class A Common Stock, $1 par value: Authorized-180 million
Issued – 70,096,703 and 70,086,003 as of October 31, 2017 and April 30, 2017, respectively	70,097	69,798	70,086
Class B Common Stock, $1 par value: Authorized-72 million
Issued – 13,084,967 and 13,095,667 as of October 31, 2017 and April 30, 2017, respectively	13,085	13,392	13,096
Additional paid-in-capital	392,493	379,009	387,896
Retained earnings	1,747,998	1,656,991	1,715,423
Accumulated other comprehensive loss	(476,725)	(486,649)	(507,287)
Treasury stock (Class A – 22,398,073 and 22,096,970 as of October 31, 2017 and April 30, 2017, respectively;
Class B – 3,917,574 and 3,917,574 as of October 31, 2017 and April 30, 2017, respectively)	(699,898)	(651,040)	(676,077)
Total Shareholders' Equity	1,047,050	981,501	1,003,137
Total Liabilities & Shareholders' Equity	$2,632,830	$2,853,454	$2,606,217

See accompanying notes to the unaudited condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED
(In thousands except per share information)

	Three Months		Six Months
	Ended October 31,		Ended October 31,
	2017	2016	2017	2016

Revenue	$451,731	$425,588	$863,175	$829,873

Costs and Expenses
Cost of sales	119,865	111,574	234,653	225,052
Operating and administrative expenses	239,318	247,270	483,126	482,497
Restructuring and related (credits) charges	(1,406)	6,847	24,323	5,927
Amortization of intangibles	11,183	12,253	23,802	24,826
Total Costs and Expenses	368,960	377,944	765,904	738,302

Operating Income	82,771	47,644	97,271	91,571

Interest Expense	(3,455)	(4,360)	(6,728)	(8,431)
Foreign Exchange Transaction Losses	(416)	(360)	(5,552)	(139)
Interest Income and Other	576	478	581	728

Income Before Taxes	79,476	43,402	85,572	83,729
Provision For Income Taxes	19,428	54,853	16,288	64,180

Net Income (Loss)	$60,048	$(11,451)	$69,284	$19,549

Earnings (Loss) Per Share
Diluted	$1.04	$(0.20)	$1.20	$0.34
Basic	$1.06	$(0.20)	$1.22	$0.34

Cash Dividends Per Share
Class A Common	$0.32	$0.31	$0.64	$0.62
Class B Common	$0.32	$0.31	$0.64	$0.62

Average Shares
Diluted	57,554	57,538	57,633	58,259
Basic	56,875	57,538	56,948	57,494

See accompanying notes to the unaudited condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – UNAUDITED
(In thousands)

	Three Months		Six Months
	Ended October 31,		Ended October 31,
	2017	2016	2017	2016

Net Income (Loss)	$60,048	$(11,451)	$69,284	$19,549

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	5,636	(25,824)	33,041	(70,464)
Unamortized retirement costs, net of tax (benefit) provision of $(131), $8,163, $(708) and $11,456, respectively	(579)	22,151	(2,526)	31,155
Unrealized gain on interest rate swaps, net of tax provision of $249, $721, $28 and $212, respectively	407	1,176	46	346
Total Other Comprehensive Income (Loss)	5,464	(2,497)	30,561	(38,963)

Comprehensive Income (Loss)	$65,512	$(13,948)	$99,845	$(19,414)

See accompanying notes to the unaudited condensed consolidated financial statements.

JOHN WILEY & SONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW – UNAUDITED
(In thousands)
	Six Months
	Ended October 31,
	2017	2016
Operating Activities
Net income	$69,284	$19,549
Adjustments to reconcile net income to cash used for operating activities:
Amortization of intangibles	23,802	24,826
Amortization of product development assets	20,246	18,701
Depreciation of technology, property and equipment	34,775	34,092
Restructuring charges	24,323	5,927
Restructuring payments	(20,739)	(10,770)
Deferred income tax benefit on UK rate change	-	(2,575)
Unfavorable tax settlement	-	47,531
One-time pension settlement	-	8,842
Stock-based compensation expense	2,536	4,907
Excess tax benefit from stock based compensation	-	(187)
Royalty advances	(46,860)	(46,070)
Earned royalty advances	62,993	64,321
Other non-cash charges	13,234	31,157
Change in deferred revenue	(200,970)	(199,419)
Net change in operating assets and liabilities	(28,981)	(86,926)
Cash Used for Operating Activities	(46,357)	(86,094)
Investing Activities
Product development spending	(15,145)	(16,604)
Additions to technology, property and equipment	(56,252)	(52,728)
Acquisitions, net of cash acquired	(6,097)	(135,753)
Cash Used for Investing Activities	(77,494)	(205,085)
Financing Activities
Repayments of long-term debt	(78,492)	(201,415)
Borrowings of long-term debt	275,081	480,400
Change in book overdrafts	(2,629)	(5,861)
Cash dividends	(36,699)	(35,883)
Purchase of treasury stock	(29,257)	(21,289)
Proceeds from exercise of stock options and other	7,347	15,703
Excess tax benefit from stock based compensation	-	187
Cash Provided by Financing Activities	135,351	231,842
Effects of Exchange Rate Changes on Cash and Cash Equivalents	2,855	(37,059)
Cash and Cash Equivalents
Increase (Decrease) for the Period	14,355	(96,396)
Balance at Beginning of Period	58,516	363,806
Balance at End of Period	$72,871	$267,410
Cash Paid During the Period for:
Interest	$6,471	$5,594
Income taxes, net of refunds	$26,398	$20,231

See the accompanying notes to the unaudited condensed consolidated financial statements.

JOHN WILEY & SONS, INC., AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial condition, results of operations, comprehensive income (loss) and cash flows for the periods presented. Operating results for the interim period are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the most recent audited financial statements included in the Company's Form 10-K for the fiscal year ended April 30, 2017.
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
Effective April 30, 2017, the Company adopted Accounting Standard Update ("ASU") 2015-17 "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company elected to adopt this standard prospectively and thus prior period balances were not adjusted.  As of October 31, 2016, there were $12.9 million of current deferred tax assets reported within Prepaid and Other Current Assets in the Condensed Consolidated Statements of Financial Position.
In August 2017, the FASB issued ASU 2017-12 "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" to simplify and improve the application and financial reporting of hedge accounting. The guidance eases the requirements for measuring and reporting hedge ineffectiveness, and clarifies that changes in the fair value of hedging instruments for cash flow, net investment, and fair value hedges should be reflected in the same income statement line item as the earnings effect of the hedged item. The guidance also permits entities to designate specific components in cash flow and interest rate hedges as the hedged risk, instead of using total cash flows. The standard is effective for the Company on May 1, 2019, with early adoption permitted. The Company is currently assessing the impact the new guidance will have on its consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09 "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting", which clarifies when changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is only required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. The standard is effective for the Company on May 1, 2018, with early adoption permitted. The new guidance must be applied prospectively to awards modified on or after the adoption date. The future impact of ASU 2017-09 will be dependent on the nature of future stock award modifications.
In March 2017, the FASB issued ASU 2017-07 "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The guidance requires that the service cost component of net pension and postretirement benefit costs be reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period, while the other components of net benefit costs must be reported separately from the service cost component and below operating income. The guidance also allows only the service cost component to be eligible for capitalization when applicable. The standard is effective for the Company on May 1, 2018, with early adoption permitted. The new guidance must be applied retrospectively for the presentation of net benefit costs in the income statement and prospectively for the capitalization of the service cost component of net benefit costs. Although the Company does not expect the standard to have an impact on its consolidated net income, the Company's net pension and postretirement costs for the three and six months ended October 31, 2017 include approximately $2.0 million and $3.9 million of net benefits that will be reclassified from operating income to a line item below operating income upon adoption. The Company's net pension and retirement costs for three and six months ended October 31, 2016 include $0.9 million and $1.7 million of net benefits that will be reclassified from operating income to a line item below operating income upon adoption.

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
In March 2016, the FASB issued ASU 2016-09 "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting", which simplifies the accounting for share-based payment transactions, including income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance also allows an entity to make an accounting policy election to account for forfeitures when they occur or to estimate the number of awards that are expected to vest with a subsequent true up to actual forfeitures (current GAAP).  The Company adopted ASU 2016-09 on a prospective basis on May 1, 2017.  As a result of the adoption:
•
Excess income tax benefits and deficiencies from stock-based compensation are now recognized as a discrete item within the Provision for Income Taxes in the Condensed Consolidated Statements of Income, rather than Additional Paid-In-Capital in the Condensed Consolidated Statements of Financial Position, and amounted to $0.2 million for the six months ended October 31, 2017.

•
Excess income tax benefits and deficiencies are no longer considered when applying the treasury stock method for computing diluted shares outstanding, which resulted in an increase in diluted shares outstanding of approximately 34,000 and 24,000 shares for the three and six months ended October 31, 2017.

•
Excess income tax benefits and deficiencies are now classified as an Operating Activity in the Condensed Consolidated Statements of Cash Flows. There were no excess tax benefits recorded in operating activities for the six months ended October 31, 2017, while $0.2 million were recorded in Financing Activities for the six months ended October 31, 2016.

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
In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers" (Topic 606) ("ASU 2014-09") which will supersede most existing revenue recognition guidance. The standard is effective for the Company on May 1, 2018. The standard allows for either "full retrospective" adoption, meaning the standard is applied to all periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements. Subsequently, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations" ("ASU 2016-08"), ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing" ("ASU 2016-10"), ASU 2016-12, "Revenue from Contracts with Customers (Topic 606) – Narrow Scope Improvements and Practical Expedients" ("ASU 2016-12"), and ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers" ("ASU 2016-20"), which provide clarification and additional guidance related to ASU 2014-09. The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20 with ASU 2014-09. The Company is utilizing a comprehensive approach to assess the impact of the guidance on its contract portfolio by reviewing its current accounting policies and practices to identify potential differences that would result from applying the new requirements to its revenue contracts and is currently evaluating the effect that implementation of this standard will have on its consolidated financial position and results of operations.  We have elected to use the modified retrospective approach to adopting the new revenue standards where we recognize the cumulative effect of initially applying the new revenue standards as an adjustment to the opening balance of retained earnings. The Company is also in the process of reviewing its current systems, internal controls and processes, and evaluating any necessary changes to support the implementation of the new revenue standards.
3.	Stock-Based Compensation
The Company has stock-based compensation plans under which employees may be granted performance-based stock awards and other restricted stock awards.  Prior to fiscal year 2017, the Company also granted options to purchase shares of Company common stock at the fair market value at the time of grant. The Company recognizes the grant date fair value of stock-based compensation in net income on a straight-line basis over the requisite service period. The measurement of performance for performance-based stock awards is based on actual financial results for targets established three years in advance. For the three months ended October 31, 2017 and 2016, the Company recognized stock-based compensation (benefit) expense, on a pre-tax basis, of $4.0 million and $4.6 million, respectively.  For the six months ended October 31, 2017 and 2016, the Company recognized stock-based compensation expense, on a pre-tax basis of $2.5 million and $4.9 million, respectively.

The following table summarizes restricted stock awards granted by the Company:
	Six Months Ended October 31,
	2017	2016
Restricted Stock:
Awards granted (in thousands)	405	509
Weighted average fair value of grant	$51.44	$50.56

For the six months ended October 31, 2017 and 2016, the Company did not grant stock option awards.
4.        Accumulated Other Comprehensive Loss
Changes in Accumulated Other Comprehensive Loss by component, net of tax, for the three and six months ended October 31, 2017 and 2016 were as follows (in thousands):
	Foreign	Unamortized	Interest
	Currency	Retirement	Rate
	Translation	Costs	Swaps	Total

Balance at July 31, 2017	$(291,807)	$(192,449)	$2,066	$(482,190)
Other comprehensive income (loss) before reclassifications	5,636	(1,673)	238	4,201
Amounts reclassified from accumulated other comprehensive loss	-	1,094	169	1,263
Total other comprehensive income (loss)	5,636	(579)	407	5,464
Balance at October 31, 2017	$(286,171)	$(193,028)	$2,473	$(476,726)

Balance at April 30, 2017	$(319,212)	$(190,502)	$2,427	$(507,287)
Other comprehensive income (loss) before reclassifications	33,041	(4,690)	(194)	28,157
Amounts reclassified from accumulated other comprehensive loss	-	2,164	240	2,404
Total other comprehensive income (loss)	33,041	(2,526)	46	30,561
Balance at October 31, 2017	$(286,171)	$(193,028)	$2,473	$(476,726)

	Foreign	Unamortized	Interest
	Currency	Retirement	Rate
	Translation	Costs	Swaps	Total

Balance at July 31, 2016	$(312,560)	$(170,401)	$(1,191)	$(484,152)
Other comprehensive income (loss) before reclassifications	(25,824)	15,826	1,200	(8,798)
Amounts reclassified from accumulated other comprehensive loss	-	6,325	(24)	6,301
Total other comprehensive income (loss)	(25,824)	22,151	1,176	(2,497)
Balance at October 31, 2016	$(338,384)	$(148,250)	$(15)	$(486,649)

Balance at April 30, 2016	$(267,920)	$(179,405)	$(361)	$(447,686)
Other comprehensive income (loss) before reclassifications	(70,464)	25,494	97	(44,873)
Amounts reclassified from accumulated other comprehensive loss	-	5,661	249	5,910
Total other comprehensive income (loss)	(70,464)	31,155	346	(38,963)
Balance at October 31, 2016	$(338,384)	$(148,250)	$(15)	$(486,649)

During the three months ended October 31, 2017 and 2016, pre-tax actuarial losses (gains) included in Unamortized Retirement Costs of approximately $1.5 million and $10.0 million, respectively, were amortized from Accumulated Other Comprehensive Loss and recognized as pension expense in Operating and Administrative Expenses in the Condensed Consolidated Statements of Income. During the six months ended October 31, 2017 and 2016, pre-tax actuarial losses of approximately $2.9 million and $8.7 million, respectively, were amortized.
5. Reconciliation of Weighted Average Shares Outstanding and Share Repurchases
A reconciliation of the shares used in the computation of earnings per share follows (in thousands):
	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016

Weighted average shares outstanding	57,013	57,759	57,100	57,717
Less: Unearned restricted shares	(138)	(221)	(152)	(223)
Shares used for basic earnings per share	56,875	57,538	56,948	57,494
Dilutive effect of stock options and other stock awards	679	-	685	765
Shares used for diluted earnings per share	57,554	57,538	57,633	58,259
Since their inclusion in the calculation of diluted earnings per share would have been anti-dilutive, options to purchase 284,787 and 315,425 shares of Class A Common Stock have been excluded for the six months ended October 31, 2017 and 2016, respectively. In addition, for the six months ended October 31, 2016, 42,783 unearned restricted shares have been excluded as their inclusion would have been antidilutive. There were 26,740 unearned restricted shares excluded for the three months ended October 31, 2017. During the three months ended October 31, 2017 and 2016, the Company repurchased 285,599 and 193,955 shares of common stock at an average price of $53.37 and $51.56, respectively. During the six months ended October 31, 2017 and 2016, the Company repurchased 550,757 and 415,260 shares of common stock at an average price of $53.12 and $51.27, respectively.
6. Acquisitions:
On September 30, 2016, the Company acquired the net assets of Atypon Systems, Inc. ("Atypon"), a Silicon Valley-based publishing-software company, for approximately $121 million in cash, net of cash acquired. Atypon is a publishing software and service provider that enables scholarly and professional societies and publishers to deliver, host, enhance, market and manage their content on the web. Atypon is headquartered in Santa Clara, CA, with approximately 260 employees in the U.S. and EMEA. Atypon provides services through Literatum, an innovative platform that primarily serves the scientific, technical, medical and scholarly industry. This software gives publishers direct control over how their content is displayed, promoted and monetized on the web. Atypon generated over $31 million in calendar year 2015 revenue. Literatum hosts nearly 9,000 journals, 13 million journal articles and more than 1,800 publication web sites for over 1,500 societies and publishers, accounting for a third of the world's English-language scholarly journal articles. The $121 million purchase price was allocated to identifiable long-lived intangible assets, including customer relationships ($14 million), software ($28 million), goodwill ($70 million) and trademarks ($6 million), with the remainder allocated to working capital ($3 million). The fair value of intangible assets and technology acquired was based on management's assessment performed with the assistance of a third-party valuation consultant. Goodwill represents the excess of the purchase price over the fair value of net assets acquired and comprises the estimated value of Atypon's workforce, unidentifiable intangible assets and the fair value of expected synergies. The identifiable long-lived intangible assets with definitive lives are primarily amortized over a weighted average estimated useful life of approximately 12 years. The Company finalized its purchase accounting for Atypon on July 31, 2017. Atypon's revenue and operating loss included in the Company's results for the three months ended October 31, 2017 were $8.0 million and $0.6 million, respectively. Atypon's revenue and operating loss included in the Company's results for the six months ended October 31, 2017 were $16.3 million and $1.1 million, respectively.

7. Restructuring Charges:
Beginning in fiscal year 2013, the Company initiated a program (the "Restructuring and Reinvestment Program") to restructure and realign its cost base with current and anticipated future market conditions. The Company is targeting most of the cost savings achieved to improve margins and earnings, with the remainder reinvested in growth opportunities.
The following tables summarize the pre-tax restructuring charges (credits) related to this program (in thousands):
					Cumulative
					Program
	Three Months		Six Months		Charges
	Ended October 31,		Ended October 31,		to Date
	2017	2016	2017	2016
Charges (Credits) by Segment:
Research	$(388)	$229	$4,448	$160	$24,604
Publishing	71	215	7,325	569	39,814
Solutions	(625)	524	2,170	524	4,721
Shared Services	(464)	5,879	10,380	4,674	93,128
Total	$(1,406)	$6,847	$24,323	$5,927	$162,267

Charges (Credits) by Activity:
Severance	$(1,455)	$4,322	$23,266	$4,579	$110,856
Process Reengineering Consulting	-	-	1,521	7	20,335
Other Activities	49	2,525	(464)	1,341	31,076
Total	$(1,406)	$6,847	$24,323	$5,927	$162,267
Other Activities reflects leased facility consolidations, contract termination costs and the curtailment of certain defined benefit pension plans. The credits in Other Activities for the six months ended October 31, 2017 mainly reflect changes in estimates for previously accrued restructuring charges related to facility lease reserves.
The following table summarizes the activity for the Restructuring and Reinvestment Program liability for the six months ended October 31, 2017 (in thousands):
				Foreign
				Translation &
	April 30, 2017	Charges	Payments	Reclassifications	October 31, 2017
Severance	$10,082	$23,266	$(12,739)	$345	$20,954
Process Reengineering Consulting	-	1,521	(1,320)	-	201
Other Activities	12,708	(464)	(6,680)	(2,025)	3,539
Total	$22,790	$24,323	$(20,739)	$(1,680)	$24,694
The restructuring liability as of October 31, 2017 for accrued Severance costs is reflected in Accrued Employment Costs in the Condensed Consolidated Statements of Financial Position. The liability as of October 31, 2017, for Process Reengineering Consulting costs is reflected in Other Accrued Liabilities. As of October 31, 2017, approximately $2.2 million and $1.3 million of the Other Activities are reflected in Other Accrued Liabilities and Other Long-Term Liabilities, respectively.

8. Segment Information
Effective August 1, 2016, the Company completed several changes to its organizational structure that resulted in a change in how the Company manages its businesses, allocates resources and measures performance. As a result, the Company revised its reportable segments to reflect how management currently reviews financial information and makes operating decisions. The Company's new segment reporting structure consists of three reportable segments as follows:
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
Segment information is as follows (in thousands):
	Three Months		Six Months
	Ended October 31,		Ended October 31,
	2017	2016	2017	2016
Revenue:
Research	$228,870	$205,994	$452,497	$413,218
Publishing	164,985	163,300	296,263	308,261
Solutions	57,876	56,294	114,415	108,394
Total Revenue	$451,731	$425,588	$863,175	$829,873

Contribution to Profit:
Research	$71,163	$60,292	$132,624	$120,727
Publishing	42,476	36,490	47,485	55,832
Solutions	7,309	5,359	5,341	5,506
Total Contribution to Profit	$120,948	$102,141	$185,450	$182,065
Corporate Expenses	(38,177)	(54,497)	(88,179)	(90,494)
Operating Income	$82,771	$47,644	$97,271	$91,571

9.	Inventories
Inventories were as follows (in thousands):
	October 31,		April 30,
	2017	2016	2017
Finished goods	$35,217	$42,063	$38,329
Work-in-process	3,427	5,055	7,078
Paper and other materials	517	3,557	650
	$39,161	$50,675	$46,057
Inventory value of estimated sales returns	7,461	6,028	4,727
LIFO reserve	(3,082)	(4,924)	(2,932)
Total inventories	$43,540	$51,779	$47,852

10.	Goodwill and Intangible Assets
The following table summarizes the activity in goodwill by segment as of October 31 (in thousands):
		Foreign
		Translation
	April 30, 2017	Adjustment	October 31, 2017
Research	$437,928	$9,569	$447,497
Publishing	283,192	7,876	291,068
Solutions	260,981	-	260,981
Total	$982,101	$17,445	$999,546

			Foreign
			Translation
	April 30, 2016	Acquisitions	Adjustment	October 31, 2016
Research	$406,395	$74,119	$(51,110)	$429,404
Publishing	284,217	-	(4,709)	279,508
Solutions	261,051	4,105	-	265,156
Total	$951,663	$78,224	$(55,819)	$974,068

Intangible assets consisted of the following (in thousands):
	October 31,		April 30,
	2017	2016	2017
Intangible assets with indefinite lives:
Brands and trademarks	$133,180	$130,632	$135,061
Content and publishing rights	90,815	84,274	84,173
	$223,995	$214,906	$219,234

Net intangible assets with determinable lives:
Content and publishing rights	$420,508	$406,467	$421,597
Customer relationships	166,006	182,584	169,116
Brands and trademarks	17,246	17,522	17,195
Covenants not to compete	769	1,483	957
	$604,529	$608,056	$608,865
Total	$828,524	$822,962	$828,099
In conjunction with a business review performed in the Publishing segment associated with the restructuring activities discussed above, in the first quarter of fiscal year 2018, the Company identified an indefinite lived brand with forecasted cash flows that did not support its carrying value. As a result, an impairment charge of $3.6 million was recorded in the first quarter of fiscal year 2018 to reduce the carrying value of the brand to its fair value of $1.2 million, which will now be amortized over an estimated useful life of 5 years. This impairment charge is included in Operating and Administrative Expenses in the Condensed Consolidated Statements of Income.
11.      Income Taxes
The following table summarizes the effective tax rate for the three and six months ended October 31, 2017:
	Three Months		Six Months
	Ended October 31,		Ended October 31,
	2017	2016	2017	2016
Effective Tax Rate as Reported	24.4%	126.4%	19.0%	76.7%
Impact of an unfavorable German court decision in 2016	-	(109.5)%	-	(56.8)%
Effective Tax Rate excluding the impact of an unfavorable German court decision in 2016	24.4%	16.9%	19.0%	19.9%
Impact of a reduction in the statutory rate in the U.K. in 2016 on deferred tax balances	-	6.0%	-	3.1%
Effective Tax Rate excluding the impact of an unfavorable German court decision and U.K. tax rate change	24.4%	22.9%	19.0%	23.0%
The effective tax rates, excluding the impact of an unfavorable German court decision in 2016 were lower than the U.S. statutory rate primarily due to lower foreign tax rates applicable to non-US earnings. The prior year's effective tax rates were also reduced by a reduction in the statutory rate in the United Kingdom ("U.K.") resulting in a $2.6 million tax benefit from the re-measurement of the Company's applicable U.K. deferred tax balances. The 24.4% rate for the three months ended October 31, 2017 was greater than 22.9% in the prior year primarily due to a higher tax benefit on certain restructuring costs incurred during the three months ended October 31, 2016. The 19.0% rate for the six months ended October 31, 2017 was less than 23.0% primarily due to a lower statutory rate in the U.K. on U.K. earnings, large equity compensation deductions from significant vesting of restricted stock and other one-time adjustments.

12.      Retirement Plans
The components of net pension expense (income) for the Company's global defined benefit plans were as follows (in thousands):
	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
Service cost	$242	$251	$472	$503
Interest cost	6,346	6,506	12,598	13,704
Expected return on plan assets	(9,782)	(8,656)	(19,439)	(18,031)
Net amortization of prior service cost	(23)	(24)	(48)	(49)
Recognized net actuarial loss	1,534	1,270	3,035	2,632
Pension plan actuarial loss	-	8,842	-	8,842
Net pension expense (credit)	$(1,683)	$8,189	$(3,382)	$7,601
Employer defined benefit pension plan contributions were $2.8 million and $3.0 million for the three months ended October 31, 2017 and 2016, respectively, and $5.6 million and $10.6 million for the six months ended October 31, 2017 and 2016, respectively. Contributions for employer defined contribution plans were approximately $3.0 million and $3.5 million for the three months ended October 31, 2017 and 2016, respectively, and $7.9 million and $8.4 million for the six months ended October 31, 2017 and 2016, respectively.
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
Interest Rate Contracts:
The Company had $563.0 million of variable rate loans outstanding at October 31, 2017, which approximated fair value. The Company had $884.0 million of variable rate loans outstanding at October 31, 2016, which approximated fair value. As of October 31, 2017 and 2016 and April 30, 2017, the interest rate swap agreements maintained by the Company were designated as cash flow hedges as defined under Accounting Standards Codification ("ASC") 815 "Derivatives and Hedging". As a result, there was no impact on the Company's Condensed Consolidated Statements of Income for changes in the fair value of the interest rate swaps as they were fully offset by changes in the interest expense on the underlying variable rate debt instruments. Under ASC 815, derivative instruments that are designated as cash flow hedges have changes in their fair value recorded initially within Accumulated Other Comprehensive Loss in the Condensed Consolidated Statements of Financial Position. As interest expense is recognized based on the variable rate loan agreements, the corresponding deferred gain or loss on the interest rate swaps is reclassified from Accumulated Other Comprehensive Loss to Interest Expense in the Condensed Consolidated Statements of Income. It is management's intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.
On April 4, 2016, the Company entered into a forward starting interest rate swap agreement which fixed a portion of the variable interest due on a variable rate debt renewal on May 16, 2016. Under the terms of the agreement, the Company pays a fixed rate of 0.92% and receives a variable rate of interest based on one-month LIBOR from the counterparty which is reset every month for a three-year period ending May 15, 2019. As of October 31, 2017 and October 31, 2016, the notional amount of the interest rate swap was $350.0 million.

The Company records the fair value of its interest rate swaps on a recurring basis using Level 2 inputs of quoted prices for similar assets or liabilities in active markets. The fair value of the interest rate swaps as of October 31, 2017 and 2016 and April 30, 2017 was a deferred gain of $3.9 million, a deferred loss of $0.2 million, and a deferred gain of $3.9 million, respectively. Based on the maturity dates of the contracts, the entire deferred gain and loss as of October 31, 2017 and 2016, respectively, were recorded within Other Long-Term Assets, Other Accrued Liabilities and Other Long-Term Liabilities, respectively. The pre-tax gains (losses) that were reclassified from Accumulated Other Comprehensive Loss into Interest Expense for the three months ended October 31, 2017 and 2016 were $0.3 million and $0.4 million, respectively. The pre-tax losses that were reclassified from Accumulated Other Compensation Loss into Interest Expense for the six months ended October 31, 2017 and 2016 were $0.4 million and $0.9 million, respectively.
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
As of October 31, 2017 and April 30, 2017, the Company did not maintain any open forward contracts. As of October 31, 2016, the Company maintained one open forward contract with notional amount of 274 million pounds sterling. During the first three months of fiscal years 2018 and 2017, the Company did not designate any forward contracts as hedges under current accounting standards as the benefits of doing so were not material due to the short-term nature of the contracts. The fair value changes in the forward exchange contracts substantially mitigated the changes in the value of the applicable foreign currency denominated assets and liabilities. As of October 31, 2016, the fair value of the open forward exchange contracts was a gain of approximately $66.0 million and recorded within Prepaid and Other Current Assets in the Condensed Consolidated Statements of Financial Position. The fair value was measured on a recurring basis using Level 2 inputs. For the three and six months ended October 31, 2016, the gain recognized on the forward contracts were $25.4 million and $64.7 million, respectively.
14.	Commitments and Contingencies
The Company is involved in routine litigation in the ordinary course of its business. A provision for litigation is accrued when information available to the Company indicates that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment may be required to determine both the probability and estimates of loss. When the amount of the loss can only be estimated within a range, the most likely outcome within that range is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount within the range is accrued. When uncertainties exist related to the probable outcome of litigation and/or the amount or range of loss, the Company does not record a liability, but discloses facts related to the nature of the contingency and possible losses if management considers the information to be material. Reserves for legal defense costs are recorded when management believes such future costs will be material. The accruals for loss contingencies and legal costs are reviewed regularly and may be adjusted to reflect updated information on the status of litigation and advice of legal counsel. In the opinion of management, the ultimate resolution of all pending litigation as of October 31, 2017 will not have a material effect upon the consolidated financial condition or results of operations of the Company.
Over the past few years, the Company has from time to time faced claims from photographers or agencies that the Company has used photographs without licenses or beyond licensed permissions. The Company has insurance coverage for a significant portion of such claims. The Company does not believe that its exposure to such claims either individually or in the aggregate is material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:
This report contains certain forward-looking statements concerning the Company's fiscal year 2018 outlook, operations, performance, and financial condition.  Reliance should not be placed on forward-looking statements, as actual results may differ materially from those in any forward-looking statements.  Any such forward-looking statements are based upon a number of assumptions and estimates that are inherently subject to uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change based on many important factors. Such factors include, but are not limited to (i) the level of investment in new technologies and products; (ii) subscriber renewal rates for the Company's journals; (iii) the financial stability and liquidity of journal subscription agents; (iv) the consolidation of book wholesalers and retail accounts; (v) the market position and financial stability of key retailers; (vi) the seasonal nature of the Company's educational business and the impact of the used-book market; (vii) worldwide economic and political conditions; (viii) the Company's ability to protect its copyrights and other intellectual property worldwide; (ix) the ability of the Company to successfully integrate acquired operations and realize expected opportunities and (x) other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.
Non-GAAP Financial Metrics:
In this report, the Company provides financial metrics referred to as "adjusted," which are considered non-U.S. GAAP measures. Adjusted financial metrics, such as Adjusted Operating Income and Adjusted Earnings per Share ("Adjusted EPS"), exclude unusual charges and credits, such as restructuring charges and credits, foreign exchange gains and losses on intercompany transactions and impact of foreign currency translation. The Company believes providing adjusted financial metrics is useful to investors. In addition, these metrics are used by management to review and analyze our operating performance and, along with other data, as internal metrics for setting annual budgets and forecasts, assessing financial performance, providing guidance and comparing our financial performance with our peers. The adjusted metrics have limitations as analytical tools and should not be considered in isolation from or as a substitute for U.S. GAAP information. It does not purport to represent any similarly titled U.S. GAAP information and is not an indicator of our performance under U.S. GAAP. Non-U.S. GAAP financial metrics that we present may not be comparable with similarly titled measures used by others. Investors are cautioned against placing undue reliance on these non-U.S. GAAP measures.
RESULTS OF OPERATIONS – SECOND QUARTER ENDED OCTOBER 31, 2017
Throughout this report, references to variances "excluding foreign exchange", "currency neutral basis" and "performance basis" exclude both foreign currency translation effects and transactional gains and losses. Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the prior period's volume of activity in local currency for each non-U.S. location. For the second quarters of fiscal years 2018 and 2017, the average exchange rates to convert British pounds sterling to U.S. dollars were 1.32 and 1.29, respectively; the average exchange rates to convert euros into U.S. dollars were 1.18 and 1.12, respectively; and the average exchange rates to convert Australian dollars to U.S. dollars were 0.79 and 0.76, respectively. Unless otherwise noted, all variance explanations below are on a currency neutral basis.

CONSOLIDATED OPERATING RESULTS
Revenue:
Revenue for the second quarter of fiscal year 2018 increased $26.1 million, or 6% to $451.7 million. Excluding the favorable impact of foreign exchange, revenue would have increased $11.6 million, or 3%, mainly driven by:
•	incremental revenue from the Atypon acquisition of $6 million;
•	Research journal revenue growth of $5 million, or 3%;
•	STM and Professional Publishing revenue growth of $2 million, or 4%; and
•	Education Services (OPM) revenue growth of $2 million, or 6%.
These factors were partially offset by lower Course Workflow (WileyPLUS) revenues of $3.5 million, or 18%.
See the "Segment Operating Results" below for additional details on each segment's performance.
Cost of Sales:
Cost of sales for the second quarter of fiscal year 2018 increased $8.3 million, or 7%, to $119.9 million. Excluding the impact of foreign exchange, cost of sales would have increased $4.3 million, or 4%. The increase was primarily a result of higher revenues and higher royalty costs on Research journals due to title mix. This was partially offset by lower Education Services recruitment costs driven by process optimization.
Gross Profit Margin:
Gross Profit margin for the second quarter of fiscal year 2018 declined to 73.5% of sales from 73.8% in the prior year. Excluding the impact of foreign exchange, gross profit margin was consistent with prior year.
Operating and Administrative Expenses:
Operating and administrative expenses for the second quarter of fiscal year 2018 decreased $7.9 million, or 3% to $239.3 million. Excluding the impact of foreign exchange, operating and administrative expenses would have decreased $5.3 million, or 1%.  The decrease was mainly driven by:
•	a one-time pension settlement in the prior year related to changes in the Company's retiree and long-term disability plans of $9 million; and
•
lower technology expenses in the current year resulting from a reduction in outsourcing costs and spending associated with technology infrastructure, as well as lower professional fees related to the Company's ERP implementation.

These factors were partially offset by incremental operating and administrative expenses from the Atypon acquisition of $5 million and higher content development costs in the current year.
The company anticipates technology expenses in the second-half of fiscal year 2018 to be higher on a sequential basis as compared to the first-half of fiscal year 2018 due to the timing of planned investments, including the Company's ERP implementation of "order-to-cash" functionality for certain parts of our business. As a result, technology expenses for fiscal year 2018 should be consistent with the prior fiscal year.
Restructuring Charges:
Beginning in fiscal year 2013, the Company initiated a program (the "Restructuring and Reinvestment Program") to restructure and realign its cost base with current and anticipated future market conditions. The Company is targeting most of the cost savings achieved to improve margins and earnings, with the remainder reinvested in growth opportunities.

In the second quarter of fiscal years 2018 and 2017,  the Company recorded pre-tax restructuring (credits) charges of ($1.4) million and $6.8 million, respectively, related to this program. These charges are reflected in Restructuring Charges (Credits) in the Condensed Consolidated Statements of Income and summarized in the following table (in thousands):
			Cumulative
			Program
	Three Months		Charges
	Ended October 31,		to Date
	2017	2016
Charges (Credits) by Segment:
Research	$(388)	$229	$24,604
Publishing	71	215	39,814
Solutions	(625)	524	4,721
Shared Services	(464)	5,879	93,128
Total	$(1,406)	$6,847	$162,267

Charges (Credits) by Activity:
Severance	$(1,455)	$4,322	$110,856
Process Reengineering Consulting	-	-	20,335
Other Activities	49	2,525	31,076
Total	$(1,406)	$6,847	$162,267
Other Activities reflects leased facility consolidations, contract termination costs and the curtailment of certain defined benefit pension plans.
Amortization of Intangibles:
Amortization of intangibles was $11.2 million in the second quarter of fiscal year 2018, a decrease of $1.1 million as compared with prior year.  The decrease was a result of the completion of amortization of certain acquired intangible assets.
Interest Expense/Income, Foreign Exchange and Other:
Interest expense for the second quarter of fiscal year 2018 decreased $0.9 million to $3.5 million mainly due to lower average debt balances outstanding, partially offset by an increase in the average effective borrowing rate.
Provision for Income Taxes:
The following table summarizes the effective tax rate for the three months ended October 31, 2017:
	Three Months
	Ended October 31,
	2017	2016
Effective Tax Rate as Reported	24.4%	126.4%
Impact of an unfavorable German court decision in 2016	-	(109.5)%
Effective Tax Rate excluding the impact of an unfavorable German court decision in 2016	24.4%	16.9%
Impact of a reduction in the statutory rate in the U.K. in 2016 on deferred tax balances	-	6.0%
Effective Tax Rate excluding the impact of an unfavorable German court decision and U.K. tax rate change	24.4%	22.9%
The effective tax rates, excluding the impact of an unfavorable German court decision in 2016, were lower than the U.S. statutory rate primarily due to lower foreign tax rates applicable to non-US earnings. The prior year's effective tax rates were also reduced by a reduction in the statutory rate in the United Kingdom ("U.K.") resulting in a $2.6 million tax benefit from the re-measurement of the Company's applicable U.K. deferred tax balances. The 24.4% rate for the three months ended October 31, 2017 was greater than 22.9% in the prior year primarily due to a higher tax benefit on certain restructuring costs incurred during the three months ended October 31, 2016.\

Earnings per Share:
Earnings per diluted share for the second quarter of fiscal year 2018 was $1.04 per share compared to $(0.20) loss per share in the prior year.  The increase was mainly driven by:
•	higher operating income;
•	lower interest expense; and
•	a lower effective income tax rate, primarily due to the impact of the unfavorable German court decision in the prior year.
Results included certain unusual items, which impacted EPS as follows:
	Three Months
	Ended October 31,
	2017	2016
Restructuring credits (charges)	$0.02	$(0.08)
Foreign exchange losses on intercompany transactions	(0.01)	(0.01)
Pension settlement	-	(0.10)
Unfavorable German court decision	-	(0.83)
U.K. tax rate change	-	0.04
	$0.01	$(0.98)
Excluding these impacts, as well as the impact of foreign exchange, EPS increased 22%.

SEGMENT OPERATING RESULTS
	Three Months
	Ended October 31,			% change
RESEARCH:	2017	2016	% change	w/o FX (a)
Revenue:
Journal Subscriptions	$170,163	$159,726	7%	0%
Open Access	9,350	7,423	26%	25%
Licensing, Reprints, Backfiles, and Other	41,329	36,367	14%	11%
Total Journal Revenue	$220,842	$203,516	9%	3%

Publishing Technology Services (Atypon)	8,028	2,478

Total Research Revenue	$228,870	$205,994	11%	5%

Cost of Sales	60,917	52,351	16%	10%

Gross Profit	$167,953	$153,643	9%	4%
Gross Profit Margin	73.4%	74.6%

Operating Expenses	(90,551)	(86,720)	4%	6%
Amortization of Intangibles	(5,851)	(6,402)	-9%	-7%
Restructuring Charges (See Note 7)	(388)	(229)

Contribution to Profit	$71,163	$60,292	18%	4%
Contribution Margin	31.1%	29.3%
(a) Adjusted to exclude Restructuring Charges

Revenue:
Research revenue for the second quarter of fiscal year 2018 increased 11% to $228.9 million, or 5% on a currency neutral basis.  The increase was primarily due to:
•	incremental revenue from the recent acquisition of Atypon of $6 million;
•	Open Access growth driven by the strong performance of existing titles and new title launches; and
•	other journal revenue increases particularly in the licensing of intellectual content.
Journal Subscriptions revenue was $170.2 million in the second quarter of fiscal year 2018 and consistent with the prior year on a currency neutral basis.
In October 2017, the Company launched a new program to enable institutional customers to purchase digital access to unique or rare historical primary sources, digitized from partner societies, libraries and archives around the world.
The Company is planning on migrating from the Wiley Online Library platform to the Literatum platform in the current fiscal year.  Once the migration is complete, we anticipate realizing annualized operational savings of approximately $10 million a year.
Gross Profit:
Gross Profit for the second quarter of fiscal year 2018 increased 9% to $168.0 million, or 4% excluding the favorable impact of foreign exchange.  The increase was driven by higher revenues.  However, gross profit margin declined by 120 basis points due primarily to higher journal royalty costs associated with title mix.
Contribution to Profit:
Contribution to Profit increased 18% to $71.2 million in the second quarter of fiscal year 2018, or 4% excluding the favorable impact of foreign exchange and the restructuring charges.  The increase was mainly driven by higher gross profit, partially offset by incremental operating expenses associated with Publishing Technology Services (Atypon).
Society Partnerships:
•     Two new society journals were signed in the quarter with combined annual revenue of $3.0 million.
•     10 renewals/extensions were signed with $6.6 million in combined annual revenue.
•     No journal contracts were not renewed.

	Three Months
	Ended October 31,			% change
PUBLISHING:	2017	2016	% change	w/o FX (a)
Revenue:
STM and Professional Publishing	$71,460	$68,130	5%	4%
Education Publishing	57,711	57,472	0%	-1%
Course Workflow (WileyPLUS)	16,310	19,840	-18%	-18%
Test Preparation and Certification	7,919	7,521	5%	5%
Licensing, Distribution, Advertising and Other	11,585	10,337	12%	11%

Total Publishing Revenue	$164,985	$163,300	1%	0%

Cost of Sales	49,956	49,343	1%	2%

Gross Profit	$115,029	$113,957	1%	-1%
Gross Profit Margin	69.7%	69.8%

Operating Expenses	(70,774)	(74,840)	-5%	-5%
Amortization of Intangibles	(1,850)	(2,412)	-23%	-23%
Restructuring (Charges) Credits (see Note 7)	71	(215)

Contribution to Profit	$42,476	$36,490	16%	14%
Contribution Margin	25.7%	22.3%

(a) Adjusted to exclude Restructuring (Charges) Credits
Revenue:
Publishing revenue for the second quarter of fiscal year 2018 increased 1% to $165.0 million, but was consistent with the prior year on a currency neutral basis.  This performance was driven by:
•	Higher print revenues from STM and Professional Publishing, due to increased demand; and
•	growth in Test Preparation and Certification revenues driven by proprietary sales of the Company's professional test certification products.
These factors were offset by a decline in Course Workflow (WileyPLUS) due to timing of revenue recognition associated with multi-semester offerings, which are recognized in periods extending across two semesters.
Gross Profit:
Gross Profit for the second quarter of fiscal year 2018 increased 1% to $115.0 million, but was consistent with the prior year excluding the unfavorable impact of foreign exchange. The gross profit margin was also consistent with prior year.
Contribution to Profit:
Contribution to Profit was $42.5 million and $36.5 million in the second quarters of fiscal years 2018 and 2017, respectively.  The increase was mainly driven by lower operating expenses, primarily technology costs.

Partnerships:
In November, Wiley and Kortext, a digital textbook and personal study platform, announced a partnership with the Egyptian Knowledge Bank (EKB) to provide digital textbooks to every Egyptian citizen and all universities, empowering their students to learn anytime, anywhere.

	Three Months
	Ended October 31,			% change
SOLUTIONS:	2017	2016	% change	w/o FX (a)
Revenue:
Education Services (OPM)	$29,737	$28,007	6%	6%
Professional Assessment	15,821	16,146	-2%	-2%
Corporate Learning	12,318	12,141	1%	-4%

Total Solutions Revenue	$57,876	$56,294	3%	2%

Cost of Sales	8,992	9,880	-9%	-8%

Gross Profit	$48,884	$46,414	5%	4%
Gross Profit Margin	84.5%	82.4%

Operating Expenses	(37,468)	(37,092)	1%	2%
Amortization of Intangibles	(3,482)	(3,439)	1%	3%
Restructuring Charges (see Note 7)	(625)	(524)

Contribution to Profit	$7,309	$5,359	36%	14%
Contribution Margin	12.6%	9.5%

(a) Adjusted to exclude Restructuring Charges
Revenue:
Solutions revenue for the second quarter of fiscal year 2018 increased 3% to $57.9 million.  The increase was mainly driven by Education Services (OPM) tuition revenue growth due to higher enrollments, which more than offset the decline in Professional Assessment where our pre-hire assessment business is shifting from enterprise direct sales to higher margin partner channels. The decline in Corporate Learning (CrossKnowledge) was due to a slow-down of French government funding for unemployment initiatives and blended learning programs. Corporate Learning will continue to be challenged by the slow-down of funding and, as a result, we are expecting single-digit growth in that business for the fiscal year.
Gross Profit:
Gross Profit for the second quarter of fiscal year 2018 increased 5% to $48.9 million. The increase primarily reflected the impact of higher revenues. A 210 basis points improvement in gross profit margin was due to increased efficiency in recruiting Education Services students, which resulted in lower recruitment costs.
Contribution to Profit:
Contribution to Profit was $7.3 million and $5.4 million in the second quarters of fiscal years 2018 and 2017, respectively. The increase was mainly driven by the improvement in gross profit, partially offset by higher advertising expenses.
Education Services (OPM) Partners and Programs:
Wiley signed four new programs and discontinued one this quarter.  As of October 31, Wiley had 39 university partners and 254 programs under contract.

CORPORATE EXPENSES:
Corporate Expenses were $38.2 million and $54.5 million in the second quarters of fiscal years 2018 and 2017, respectively.  Excluding the impact of foreign exchange and restructuring charges, these expenses decreased 4%, primarily due to the following:
•	a one-time pension settlement charge in the prior year related to changes in the Company's retiree and long-term disability plans of $9 million; and
•	lower technology costs of approximately $2 million driven by reduced spending on the Company's ERP system and other reductions in depreciation, outsourcing and systems development consulting costs.

RESULTS OF OPERATIONS – SIX MONTHS ENDED OCTOBER 31, 2017
Throughout this report, references to variances "excluding foreign exchange", "currency neutral basis" and "performance basis" exclude both foreign currency translation effects and transactional gains and losses. Foreign currency translation effects are based on the change in average exchange rates for each reporting period multiplied by the prior period's volume of activity in local currency for each non-U.S. location. For the six month periods ended October 31 of fiscal years 2018 and 2017, the average exchange rates to convert British pounds sterling to U.S. dollars were 1.30 and 1.35, respectively; the average exchange rates to convert euros into U.S. dollars were 1.15 and 1.12, respectively; and the average exchange rates to convert Australian dollars to U.S. dollars were 0.77 and 0.75, respectively. Unless otherwise noted, all variance explanations below are on a currency neutral basis.
CONSOLIDATED OPERATING RESULTS
Revenue:
Revenue for the six months of fiscal year 2018 increased 4% to $863.2 million, or 2% excluding the favorable impact of foreign exchange. The increase was mainly driven by:
•	incremental revenue from the Atypon acquisition of $14 million;
•	Research journal revenue growth of $9 million; and
•	higher Solutions revenue of $5 million.
This was partially offset by a decline in Publishing revenue of $12 million, primarily due to lower print sales.
See the "Segment Operating Results" below for additional details on each segment's performance.
Cost of Sales:
Cost of sales for the six months of fiscal year 2018 increased 4%, to $234.7 million, on a reported basis and, excluding the impact of foreign exchange, increased 3%. The increase was primarily a result of higher revenues and higher royalty costs on Research journals due to title mix.
Gross Profit Margin:
Gross Profit margin for the six months of fiscal year 2018 was 72.8% and declined slightly compared with the prior year period on a currency neutral basis primarily due to higher royalty costs.

Operating and Administrative Expenses:
Operating and administrative expenses for the six months of fiscal year 2018 of $483.1 million approximated the prior year.  Excluding the impact of foreign exchange, operating and administrative expenses would have increased 1%. This increase reflected:
•	one-time benefits in the prior year related to changes in the Company's retiree and long-term disability plans of $4 million and a life insurance recovery of $2 million;
•	incremental costs associated with the Atypon acquisition of $9 million; and
•	an impairment charge in the current year related to one of the Company's Publishing brands as a result of a business review performed on the Publishing segment's products and services of $4 million.
These factors were partially offset by:
•	a one-time pension settlement charge in the prior year related to changes in the Company's retiree and long-term disability plans of $9 million; and
•	lower technology costs related to the Company's ERP implementation and other reductions in technology, development and maintenance costs.
Restructuring Charges:
Beginning in fiscal year 2013, the Company initiated a program (the "Restructuring and Reinvestment Program") to restructure and realign its cost base with current and anticipated future market conditions. The Company is targeting a majority of the cost savings achieved to improve margins and earnings, with the remainder reinvested in growth opportunities.
In the six months of fiscal years 2018 and 2017, the Company recorded pre-tax restructuring charges of $24.3 million and $5.9 million, respectively, related to this program. These charges are reflected in Restructuring Charges (Credits) in the Condensed Consolidated Statements of Income and summarized in the following table (in thousands):
			Cumulative
			Program
	Six Months		Charges
	Ended October 31,		to Date
	2017	2016
Charges (Credits) by Segment:
Research	$4,448	$160	$24,604
Publishing	7,325	569	39,814
Solutions	2,170	524	4,721
Shared Services	10,380	4,674	93,128
Total	$24,323	$5,927	$162,267

Charges (Credits) by Activity:
Severance	$23,266	$4,579	$110,856
Process Reengineering Consulting	1,521	7	20,335
Other Activities	(464)	1,341	31,076
Total	$24,323	$5,927	$162,267
Other Activities reflects leased facility consolidations, contract termination costs and the curtailment of certain defined benefit pension plans. The credits in Other Activities for the six months ended October 31, 2017 mainly reflect changes in estimates for previously accrued restructuring charges related to facility lease reserves.
Amortization of Intangibles:
Amortization of intangibles was $23.8 million in six months of fiscal year 2018, a decline of 4% from the prior year.  The decrease was a result of the completion of amortization of certain acquired intangible assets.

Interest Expense/Income, Foreign Exchange and Other:
Interest expense for the six months of fiscal year 2018 decreased $1.7 million to $6.7 million mainly due to lower average debt balances outstanding, partially offset by an increase in the average effective borrowing rate. In the six months of fiscal year 2018, the Company recognized a foreign exchange transaction loss of $5.6 million mainly related to the impact of changes in foreign exchange rates on foreign denominated intercompany loans.
Provision for Income Taxes:
The following table summarizes the effective tax rate for the six months ended October 31, 2017:
	Six Months
	Ended October 31,
	2017	2016
Effective Tax Rate as Reported	19.0%	76.7%
Impact of an unfavorable German court decision in 2016	-	(56.8)%
Effective Tax Rate excluding the impact of an unfavorable German court decision in 2016	19.0%	19.9%
Impact of a reduction in the statutory rate in the U.K. in 2016 on deferred tax balances	-	3.1%
Effective Tax Rate excluding the impact of an unfavorable German court decision and U.K. tax rate change	19.0%	23.0%
The effective tax rates, excluding the impact of an unfavorable German court decision in 2016 were lower than the U.S. statutory rate primarily due to lower foreign tax rates applicable to non-US earnings. The prior year's effective tax rates were also reduced by a reduction in the statutory rate in the United Kingdom ("U.K.") resulting in a $2.6 million tax benefit from the re-measurement of the Company's applicable U.K. deferred tax balances. The 19.0% rate for the six months ended October 31, 2017 was less than 23.0% primarily due to a lower statutory rate in the U.K. on U.K. earnings, large equity compensation deductions from significant vesting of restricted stock and other one-time adjustments.
Earnings per Share:
Earnings per diluted share for the first six months of fiscal year 2018 was $1.20 per share compared to $0.34 per share in the prior year.  The increase was mainly driven by:
•	higher operating income; and
•	a lower effective income tax rate, primarily due to the impact of the unfavorable German court decision in the prior year.
Results included certain unusual items, which impacted EPS as follows:
	Six Months
	Ended October 31,
	2017	2016
Restructuring charges	$(0.33)	$(0.07)
Foreign exchange losses on intercompany transactions	(0.09)	(0.04)
Pension settlement	-	(0.09)
Unfavorable German court decision	-	(0.82)
U.K. tax rate change	-	0.04
	$(0.42)	$(0.98)
Excluding these impacts, as well as the impact of foreign exchange, EPS increased 12%.

SEGMENT OPERATING RESULTS
	Six Months
	Ended October 31,			% change
RESEARCH:	2017	2016	% change	w/o FX (a)
Revenue:
Journal Subscriptions	$338,488	$322,410	5%	0%
Open Access	18,153	14,936	22%	22%
Licensing, Reprints, Backfiles, and Other	79,559	73,394	8%	9%
Total Journal Revenue	$436,200	$410,740	6%	2%

Publishing Technology Services (Atypon)	16,297	2,478

Total Research Revenue	$452,497	$413,218	10%	6%

Cost of Sales	120,406	105,623	14%	17%

Gross Profit	$332,091	$307,595	8%	4%
Gross Profit Margin	73.4%	74.4%

Operating Expenses	(182,199)	(174,027)	5%	4%
Amortization of Intangibles	(12,820)	(12,681)	1%	-1%
Restructuring Charges (See Note 7)	(4,448)	(160)
		(160)
Contribution to Profit	$132,624	$120,727	10%	2%
Contribution Margin	29.3%	29.2%

(a) Adjusted to exclude Restructuring Charges
Revenue:
Research revenue for the six months of fiscal year 2018 increased 10% to $452.5 million, or 6% on a currency neutral basis.  The increase was primarily due to:
•	incremental revenue from the recent acquisition of Atypon of $14 million;
•	Open Access growth driven by the strong performance of existing titles and new title launches; and
•	other journal revenue increases particularly in advertising, backfiles and the licensing of intellectual content.
Gross Profit:
Gross Profit for the six months of fiscal year 2018 increased 8% to $332.1 million, or 4% excluding the favorable impact of foreign exchange. The increase was driven by higher revenues. However, the gross profit margin declined by 100 basis points due primarily to higher journal royalty costs associated with the title mix.
Contribution to Profit:
Contribution to Profit increased 10% to $132.6 million in the six months of fiscal year 2018. Excluding the favorable impact of foreign exchange and the restructuring charges, the increase was 2%. This increase was mainly driven by higher gross profit.
Society Partnerships
•	11 new society journals were signed in the six months with combined annual revenue of $9.6 million
•	29 renewals/extensions were signed with $18.3 million in combined annual revenue
•	4 journal contacts were not renewed with annual revenue of $0.9 million

	Six Months
	Ended October 31,			% change
PUBLISHING:	2017	2016	% change	w/o FX (a)
Revenue:
STM and Professional Publishing	$135,060	$138,835	-3%	-3%
Education Publishing	103,447	112,326	-8%	-8%
Course Workflow (WileyPLUS)	17,520	20,706	-15%	-16%
Test Preparation and Certification	19,409	17,077	14%	14%
Licensing, Distribution, Advertising and Other	20,827	19,317	8%	8%

Total Publishing Revenue	$296,263	$308,261	-4%	-4%

Cost of Sales	94,333	97,733	-3%	-3%

Gross Profit	$201,930	$210,528	-4%	-4%
Gross Profit Margin	68.2%	68.3%

Operating Expenses	(139,458)	(148,938)	-6%	-6%
Amortization of Intangibles	(4,062)	(5,189)	-22%	-22%
Restructuring Charges (see Note 7)	(10,925)	(569)

Contribution to Profit	$47,485	$55,832	-15%	3%
Contribution Margin	16.0%	18.1%

(a) Adjusted to exclude Restructuring Charges

Revenue:

Publishing revenue for the six months of fiscal year 2018 decreased 4% to $296.3 million, both on a reported basis and on a currency neutral basis. The decline was driven by lower print book revenues, particularly in Education Publishing, due to overall softness in the market as well as other retail options such as rental and digital.  The Company expects softness to continue for the current fiscal year. Also contributing to the decline in Publishing revenue was a decline in Course Workflow (WileyPLUS) primarily due to the timing of revenue recognition associated with multi-semester offerings, which are recognized in periods extending across two semesters.

These factors were partially offset by higher digital book revenues in Education Publishing and growth in Test Preparation and Certification revenues driven by proprietary sales of the Company's professional test certification products.

Gross Profit:
Gross Profit for the six months of fiscal year 2018 decreased 4% to $201.9 million, both on a reported basis and on a currency neutral basis. The gross profit margin approximated that of the prior year as cost of sales decreased in line with revenues.
Contribution to Profit:
Contribution to Profit decreased 15% to $47.5 million in the six months of fiscal year 2018. Excluding the favorable impact of foreign exchange and the restructuring charges, Contribution to Profit increased 3%. The increase was primarily due to lower operating expenses, primarily lower technology costs.

	Six Months
	Ended October 31,			% change
SOLUTIONS:	2017	2016	% change	w/o FX (a)
Revenue:
Education Services (OPM)	$56,074	$51,179	10%	10%
Professional Assessment	30,708	29,668	4%	4%
Corporate Learning	27,633	27,547	0%	-2%

Total Solutions Revenue	$114,415	$108,394	6%	5%

Cost of Sales	19,914	$21,696	-8%	-8%

Gross Profit	$94,501	$86,698	9%	8%
Gross Profit Margin	82.6%	80.0%

Operating Expenses	(80,070)	(73,712)	9%	9%
Amortization of Intangibles	(6,920)	(6,956)	-1%	1%
Restructuring Charges (see Note 7)	(2,170)	(524)

Contribution to Profit	$5,341	$5,506	-3%	24%
Contribution Margin	4.7%	5.1%

(a) Adjusted to exclude Restructuring Charges
Revenue:
Solutions revenue for the six months of fiscal year 2018 increased 6% to $114.4 million, or 5%, excluding the impact of foreign exchange and was mainly driven by:
•	Education Services (OPM) tuition revenue growth due to higher enrollments; and
•	Professional Assessment growth due to increased volume in the Company's pre-hire assessment offerings in the first quarter of fiscal 2018.
These factors were partially offset by a decline in Corporate Learning (CrossKnowlede) where French government funding slowed for unemployment initiatives and blended learning programs.
Gross Profit:
Gross Profit for the six months of fiscal year 2018 increased 9% to $94.5 million. The increase primarily reflected higher revenues. A 260 basis points improvement in gross profit margin was due to increased efficiency in recruiting Education Services students, which resulted in lower recruitment costs.
Contribution to Profit:
Contribution to Profit decreased 3% to $5.3 million in the six months of fiscal year 2018. Excluding the restructuring charges and the impact from foreign exchange, contribution to profit increased 24% primarily due to the improvement in gross profit.
Education Services (OPM) Partners and Programs
In the six months of fiscal year 2018, the Company signed one new university partner (Winthrop University) and ten new programs.  As of October 31, 2017, the Company had 39 university partners and 254 programs under contract.

CORPORATE EXPENSES:
Corporate Expenses were $88.2 million and $90.5 million in the six months of fiscal years 2018 and 2017, respectively.  Excluding the impact of foreign exchange and restructuring charges, these expenses increased 1%, primarily due to the following:
•	one-time benefits in the prior year related to changes in the Company's retiree and long-term disability plans of $4 million and a life insurance recovery of $2 million;
•	executive transition and strategy consultation costs of $6 million;
partially offset by:
•	lower technology costs of approximately $8 million driven by reduced spending on the Company's ERP system and other reductions in depreciation, outsourcing and systems development consulting costs.
FISCAL YEAR 2018 OUTLOOK:

The Company' fiscal year 2018 guidance is as follows:
Metric (in millions, except per share data)	FY17 Actual	FY18 Expectation (at constant currency)
Revenue	$1,718.5	Approximately even
Adjusted Operating Income	$228.4	Approximately even
Adjusted EPS	$3.01	Low-single digit % decline
Cash from Operations	$314.5	$350.0 million or higher
Capital Expenditures	$148.3	Slightly lower
While through the first half of fiscal year 2018 the Company has performed favorably to our fiscal year guidance, the second-half of 2018 will be challenged by an unfavorable tax comparison to the prior year, which included discrete tax benefits of $0.12 per share recorded in the third quarter of 2017.
Foreign exchange was beneficial to second quarter revenue and EPS by $14.5 million and $0.08 per share, respectively, and first half revenue and EPS by $17.3 million and $0.15 per share.  If current exchange rates were to hold through year-end, Wiley would record positive foreign currency variances in the fiscal year of approximately $45.0 million in revenue, $25.0 million in operating income, and $0.35 per share due to changes in exchange rates and functional currency gains related to calendar year 2017 journal subscriptions in the UK.
LIQUIDITY AND CAPITAL RESOURCES
The Company's Cash and Cash Equivalents balance was $72.9 million at the end of the six months of year 2018, compared with $267.4 million a year earlier. Cash Used for Operating Activities in the first six months of fiscal year 2018 decreased $39.7 million from fiscal year 2017 to $46.4 million primarily due to a $57.9 decline in cash used in operating assets and liabilities, principally due to:
•	lower accounts receivable due the timing of collections;
•	timing of vendor payments; and
•	lower employee retirement plan contributions
The Company's working capital can be negative due to the seasonality of its businesses. The primary driver of the negative working capital is unearned deferred revenue related to subscriptions for which cash has been collected in advance. Cash received in advance for subscriptions is used by the Company for a number of purposes including acquisitions; debt repayments; funding operations; dividend payments; and purchasing treasury shares. The deferred revenue will be recognized as income when the products are shipped or made available online to the customers over the term of the subscription. Current liabilities as of October 31, 2017 include $244.3 million of such deferred subscription revenue for which cash was collected in advance.

Cash Used for Investing Activities in the first six months of fiscal year 2018 was $77.5 million compared to $205.1 million in the prior year. Product Development Spending was $15.1 million in the first six months of fiscal year 2018 compared to $16.6 million in the prior year. Cash used for Technology, Property and Equipment was $56.3 million in the first six months of fiscal year 2018 compared to $52.7 million in the prior year. The increase mainly reflects capital spending related to investments in product technology and business applications. The first six months of fiscal year 2018 includes spending for the acquisition of publication rights for society journals of $6.1 million compared to $135.8 million in the prior year. Acquisition, net of cash acquired in the first six months of 2017 includes $121 million used for the acquisition of Atypon.

Projected capital spending for Technology, Property and Equipment and Product Development Spending for fiscal year 2018 is forecast to be approximately $110 million and $40 million, respectively. Projected spending for author advances, which is classified as an operating activity, is forecast to be approximately $110 million for fiscal year 2018.
Cash Provided by Financing Activities was $135.4 million in the first six months quarter of year 2018 compared to $231.8 million in the prior year. During the first six months of year 2018, net debt borrowings were $196.6 million compared to $279.0 million in the prior year. The Company's net debt (debt less cash and cash equivalents) decreased $126.5 million from the prior year to $490.1 million.32

During the first six months of fiscal year 2018, the Company repurchased 550,757 shares of common stock at an average price of $53.12 compared to 415,260 shares at an average price of $51.27 in the prior year. In the first six months of year 2018, the Company increased its quarterly dividend to shareholders by 3% to $0.64 per share versus $0.62 per share in the prior year. Lower proceeds from the exercise of stock options mainly reflected a lower volume of stock option exercises in the first six months of fiscal year 2018 compared to the prior year.

Cash and Cash Equivalents held outside the U.S. were approximately $60 million as of October 31, 2017. The balances in equivalent U.S. dollars were comprised primarily of British pound sterling ($12 million), euros ($16 million), Singapore dollars ($6 million), Australian dollars ($4 million), and other ($22 million). Maintenance of these cash and cash equivalent balances outside the U.S. does not have a material impact on the liquidity or capital resources of the Company's global, including U.S., operations. Cash and cash equivalent balances outside the U.S. may be subject to U.S. taxation, if repatriated. The Company intends to reinvest cash outside the U.S. except in instances where repatriating such earnings would result in no additional income tax. Accordingly, the Company has not accrued for U.S. income tax on the repatriation of non-U.S. earnings. If such earnings were repatriated, the Company estimates that the U.S. income tax liability could range from less than $1 million to $20 million.
As of October 31, 2017, the Company had approximately $563 million of debt outstanding and approximately $544 million of unused borrowing capacity under its Revolving Credit and other facilities. The Company's credit agreement contains certain restrictive covenants related to the Company's consolidated leverage ratio and interest coverage ratio, which the Company was in compliance with as of October 31, 2017. The Company believes that its operating cash flow, together with its revolving credit facilities and other available debt financing, will be adequate to meet its operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair its ability to access these markets on terms commercially acceptable. The Company does not have any off-balance-sheet debt.

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
Interest Rates
The Company had $563.0 million of variable rate loans outstanding at October 31, 2017, which approximated fair value.
On April 4, 2016, the Company entered into a forward starting interest rate swap agreement which fixed a portion of the variable interest due on a variable rate debt renewal on May 16, 2016. Under the terms of the agreement, the Company pays a fixed rate of 0.92% and receives a variable rate of interest based on one-month LIBOR from the counterparty which is reset every month for a three-year period ending May 15, 2019. As of October 31, 2017, the notional amount of the interest rate swap was $350.0 million.
It is management's intention that the notional amount of interest rate swaps be less than the variable rate loans outstanding during the life of the derivatives.  During the three and six months ended October 31, 2017, the Company recognized a gain on its hedge contracts of approximately $0.3 million and $0.4 million, respectively, which are reflected in Interest Expense in the Condensed Consolidated Statements of Income.  At October 31, 2017, the fair value of the outstanding interest rate swaps was a deferred gain of $3.9 million. Based on the maturity dates of the contract, the entire deferred gain of $3.9 million was recorded in Other Long-Term Assets. On an annual basis, a hypothetical one percent change in interest rates for the $213.0 million of unhedged variable rate debt as of October 31, 2017 would affect net income and cash flow by approximately $1.3 million.
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
The Company's significant investments in non-U.S. businesses are exposed to foreign currency risk. Adjustments resulting from translating assets and liabilities are reported as a separate component of Accumulated Other Comprehensive Loss within Shareholders' Equity under the caption Foreign Currency Translation Adjustment.  During the three and six months ended October 31, 2017, the Company recorded foreign currency translation gains in Other Comprehensive Income of approximately $5.6 million and $33.0 million, respectively, primarily as a result of the fluctuations of the U.S. dollar relative to the British pound sterling and euro.
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

The Company may enter into forward exchange contracts to manage the Company's exposure on certain foreign currency denominated assets and liabilities. The forward exchange contracts are marked to market through Foreign Exchange Transaction Gains and Losses on the Condensed Consolidated Statements of Income, and carried at their fair value on the Condensed Consolidated Statements of Financial Position. Foreign currency denominated assets and liabilities are remeasured at spot rates in effect on the balance sheet date, with the effects of changes in spot rates reported in Foreign Exchange Transaction Gains and Losses. The Company did not maintain any open forward contracts during the first six months of fiscal year 2018.
Sales Return Reserves
The estimated allowance for print book sales returns is based upon historical return patterns, as well as current market trends in the businesses in which we operate. Associated with the estimated sales return reserves, the Company also includes a related reduction in inventory and royalty costs as a result of the expected returns.
The reserves are reflected in the following accounts of the Condensed Consolidated Statements of Financial Position – increase (decrease):
	October 31, 2017	October 31, 2016	April 30, 2017
Accounts Receivable	$(44,792)	$(42,736)	$(34,769)
Inventories	7,461	6,028	4,727
Accounts and Royalties Payable	(7,821)	(7,045)	(5,741)
Decrease in Net Assets	$(29,510)	$(29,663)	$(24,300)
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
The Company's book business is not dependent upon a single customer; however, the industry is concentrated in national, regional, and online bookstore chains. Although no one book customer accounts for more than 9% of total annual consolidated revenue and 15% of accounts receivable at October 31, 2017, the top 10 book customers account for approximately 17% of total annual consolidated revenue and approximately 37% of accounts receivable at October 31, 2017.
Disclosure of Certain Activities Relating to Iran
The European Union, Canada and United States have imposed sanctions on business relationships with Iran, including restrictions on financial transactions and prohibitions on direct and indirect trading with listed "designated persons."  In the first six months of fiscal year 2018, the Company's revenue and net profits related to the sale of scientific and medical content to certain publicly funded universities, hospitals and institutions that meet the definition of the "Government of Iran" as defined under section 560.304 of title 31, Code of Federal Regulations were both under $2.0 million. The Company has assessed its business relationship and transactions with Iran and believes it is in compliance with the regulations governing the sanctions. The Company intends to continue in these or similar sales as long as they continue to be consistent with all applicable sanction-related regulations.

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
Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no significant developments related to legal proceedings during the first quarter of fiscal year 2018.  For information regarding legal proceedings, see the Company's Form 10-K for the fiscal year ended April 30, 2017 Note 14 Commitment and Contingencies.
ITEM 1a. RISK FACTORS
See Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended April 30, 2017. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the six months of fiscal year 2018, the Company made the following purchases of Class A Common Stock under its stock repurchase program:
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Maximum Number of Shares that May be Purchased Under the Program
August 2017	-	-	-	3,528,490
September 2017	139,770	53.41	139,770	3,388,720
October 2017	145,829	53.33	145,829	3,242,891
Total	285,599	53.37	285,599

ITEM 6. EXHIBITS
  10.1 – Employment Letter by and between John Wiley & Sons, Inc. and Brian A. Napack, dated October 12, 2017
31.1 – Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2 – Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1 – 18 U.S.C. Section 1350 Certificate by the President and Chief Executive Officer
32.2 – 18 U.S.C. Section 1350 Certificate by the Chief Financial and Operations Officer
101.INS – XBRL Instance Document*
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

JOHN WILEY & SONS, INC.
Registrant

By	/s/ Brian A. Napack
Brian A. Napack
President and
Chief Executive Officer

By	/s/ John A. Kritzmacher
John A. Kritzmacher
Chief Financial Officer and
Executive Vice President, Technology and Operations

By	/s/ Christopher Caridi
Christopher Caridi
Senior Vice President, Controller and
Chief Accounting Officer

Dated: December 8, 2017